Form 10-Q
period 2000-03-31
SANGAMO BIOSCIENCES INC
filed 2000-05-19
CIK 1001233

                                    FORM 10-Q

                                  UNITED STATES
                        SECURITY AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended MARCH 31, 2000

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

           For the transition period from ___________ to _____________

                        Commission file number 000-30171

                            SANGAMO BIOSCIENCES, INC.
        (exact name of small business issuer as specified in its charter)

                 DELAWARE                                  68-0359556
     (State or other jurisdiction of                     (IRS Employer
      incorporation or organization)                   Identification No.)

                           501 CANAL BLVD, SUITE A100
                           RICHMOND, CALIFORNIA 94804
                    (Address of principal executive offices)

                                 (510) 970-6000
              (Registrant's telephone number, including area code)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes [ ] No [X]

        Indicate the number of shares outstanding of each of the issuer's classes of the common stock, as of the latest practical date.

Common Stock, $.001 Par Value -21,986,299- shares outstanding as of May 15, 2000

                                      INDEX

                            SANGAMO BIOSCIENCES, INC.

PART I. FINANCIAL INFORMATION


Item 1. Financial Statements (Unaudited)


        Condensed Balance Sheets -- December 31, 1999 and March 31, 2000


        Condensed Statements of Operations -- Three months ended March 31, 2000 and 1999


        Condensed Statements of Cash Flows -- Three months ended March 31, 2000 and 1999


        Notes to Condensed Financial Statements -- March 31, 2000


Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations


PART II. OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds

Item 6. Exhibits and Reports on Form 8-K

SIGNATURES

This report contains certain forward-looking statements that involve risks and uncertainties, including statements regarding the Company's strategy, financial performance and revenue sources. The Company's actual results could differ materially from the results anticipated in these forward-looking statements as a result of certain factors set forth under "Management's Discussion and Analysis of Financial Condition and Results of Operations--Risk Factors" and elsewhere in this report.

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


                            SANGAMO BIOSCIENCES, INC.
                            CONDENSED BALANCE SHEETS
               (In thousands, except share and per share amounts)
                                   (Unaudited)


                                                          DECEMBER 31,     MARCH 30,
                                                              1999           2000
                                                          ------------     ---------
ASSETS
Current assets:
   Cash and cash equivalents                                $    251       $ 10,592
   Short-term investments                                      7,252         10,931
   Accounts receivable                                           562            293
   Prepaid expenses                                              171            113
                                                            --------       --------
      Total current assets                                     8,236         21,929
Property and equipment, net                                      612            727
Deferred offering costs                                           --            235
Other assets                                                     314             59
                                                            --------       --------
      Total assets                                          $  9,162       $ 22,950
                                                            ========       ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities                    $    348       $    112
Accrued compensation and employee benefits                       182             79
Deferred revenue                                                 500          1,280
                                                            --------       --------
      Total current liabilities                                1,030          1,471
Note payable                                                     250             --
Convertible debentures                                            --         12,619
Stockholders' equity:
Convertible preferred stock, $.01 par value, 6,000,000
  shares authorized, issuable in series, 5,217,408 and
  4,855,917 issued and outstanding at March 31, 2000
  and December 31, 1999, respectively; aggregate
  liquidation preference of $16,985 and $15,485 at
  amount paid in                                              15,187         16,687
Common stock, $.01 par value, 80,000,000 shares
  authorized, 7,207,956 and 6,132,060 shares issued
  and outstanding at March 31, 2000 and December
  31, 1999, respectively, at amount paid in                    3,258         10,337
Note receivable from stockholder                                (125)          (109)
Deferred stock compensation                                   (1,736)        (6,635)
Accumulated deficit                                           (8,785)       (11,503)
Accumulated other comprehensive income                            83             83
                                                            --------       --------
      Total stockholders' equity                               7,882          8,860
                                                            --------       --------
Total liabilities and stockholders' equity                  $  9,162       $ 22,950
                                                            ========       ========


See accompanying notes.

                            SANGAMO BIOSCIENCES, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)
                                   (Unaudited)


                                                                 THREE MONTHS ENDED
                                                                      MARCH 31,
                                                          -----------------------------
                                                              2000              1999
                                                          -----------       -----------
REVENUES:
    Federal government research grants                    $       312       $       213
    Collaboration agreements                                      495               250
                                                          -----------       -----------
      Total revenues                                              807               463

OPERATING EXPENSES:
   Research and development (including charges for
      stock compensation of $435 and $73 for 2000
      and 1999, respectively)                                   2,828             1,131
   General and administrative (including charges for
      stock compensation of $396 and $58 for 2000
      and 1999, respectively)                                     767               360
                                                          -----------       -----------
      Total operating expenses                                  3,595             1,491
                                                          -----------       -----------
      Loss from operations                                     (2,788)           (1,028)
Interest income                                                   192                25
Interest expense                                                 (122)               (4)
                                                          -----------       -----------
Net loss                                                  $    (2,718)      $    (1,007)
Deemed dividend upon issuance of
   convertible preferred stock                                  1,500                --
                                                          -----------       -----------
Net loss attributable to common stockholders              $    (4,218)      $    (1,007)
                                                          ===========       ===========
Basic and diluted net loss per common share               $     (0.71)      $     (0.17)
                                                          ===========       ===========
Shares used in computing basic and diluted
   net loss per common share                                5,947,360         5,866,334
                                                          ===========       ===========


See accompanying notes.

                            SANGAMO BIOSCIENCES, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
               (In thousands, except share and per share amounts)
                                   (Unaudited)


                                                                    THREE MONTHS ENDED
                                                                         MARCH 31,
                                                                  ----------------------
                                                                    2000           1999
                                                                  --------       -------
OPERATING ACTIVITIES:
Net loss                                                          $ (2,718)      $(1,007)
Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:
   Depreciation and amortization                                        57            33
   Amortization of deferred stock compensation                         830           131
   Issuance of common stock for technology                           1,050            --
      and services rendered
   Changes in operating assets and liabilities:
      Accounts receivable                                              269            95
      Prepaid expenses and other assets                                313           (31)
      Accounts payable and accrued liabilities                        (339)          (19)
      Accrued compensation and employee benefits                        --            41
      Deferred revenue                                                 780            --
                                                                  --------       -------
         Net cash provided by (used in) operating activities           242          (757)

INVESTING ACTIVITIES:
Purchases of short-term investments                                 (7,333)           --
Maturities to and other changes in short-term investments            3,654         1,807
Purchases of property and equipment                                   (172)          (27)
                                                                  --------       -------
         Net cash provided by (used in) investing activities        (3,851)        1,780
FINANCING ACTIVITIES:
Proceeds from issuance of convertible preferred stock                1,500            --
Proceeds from issuance of common stock                                 300             3
Deferred offering costs                                               (235)           --
Repayment of note payable                                             (250)           --
Proceeds from issuance of convertible debenture                     12,619            --
Note receivable from shareholder                                        16            --
                                                                  --------       -------
         Net cash provided by financing activities                  13,950             3
                                                                  --------       -------
         Net increase (decrease) in cash and equivalents            10,341         1,026
Cash and equivalents, beginning of period                              251         1,250
                                                                  --------       -------
Cash and equivalents, end of period                               $ 10,592       $ 2,276
                                                                  ========       =======

SUPPLEMENTAL DISCLOSURES:
Cash paid for interest                                            $      2       $     5
                                                                  ========       =======

NONCASH INVESTING AND FINANCING ACTIVITIES:
Deferred compensation related to stock options                    $  5,729       $    --
                                                                  ========       =======
Deemed dividend upon issuance of convertible preferred stock      $  1,500       $    --
                                                                  ========       =======


See accompanying notes.

SANGAMO BIOSCIENCES, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)
March 31, 2000



NOTE 1-BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000. For further information, refer to the financial statements and footnotes thereto for the year ended December 31, 1999, included in the Company's Registration Statement on Form S-1 as filed with the SEC and the prospectus dated April 6, 2000 included therein.

NOTE 2-BASIC AND DILUTED NET LOSS PER SHARE

Net loss per share is presented under the requirements of Financial Accounting Standards Board ("FAS") No. 128, "Earnings per Share". Basic loss per share is computed based on the weighted average shares of common stock outstanding and excludes any effects of options, warrants, and convertible securities. Potentially dilutive securities such as options, warrants, and convertible preferred stock, have also been excluded from the computation of diluted net loss per share as their effect is antidilutive.

                                                              THREE MONTHS ENDED
                                                                   MARCH 31,
                                                            ---------------------
                                                              2000          1999
                                                            -------       -------
Historical:
Net loss attributable to common stockholders                $(4,218)      $(1,007)
                                                            =======       =======

Basic and diluted:
   Weighted-average shares of common stock outstanding        6,590         5,932
   Less: weighted-average shares subject to repurchase         (642)          (66)
                                                            -------       -------
   Shares used in computing basic and diluted net loss
      per common share                                        5,947         5,866
                                                            =======       =======
Basic and diluted net loss per common share                 $ (0.71)      $ (0.17)
                                                            =======       =======

NOTE 3-DEFERRED STOCK COMPENSATION

During the years ended December 31, 1997, 1998 and 1999, in connection with the grant of stock options to employees and directors, Sangamo recorded deferred stock compensation totaling $449,000, $780,000 and $1.5 million, respectively, representing the difference between the fair value of common stock on the date such options were granted and the exercise price. During the quarter ended March 31, 2000 Sangamo recorded additional deferred stock compensation of $5.7 million in connection with grants of stock options subsequent to December 31, 1999. These amounts are included as a reduction of stockholders' equity and are being amortized over the vesting period of the individual options, generally four years, using the graded vesting method. The graded vesting method provides for vesting of portions of the overall award at interim dates and results in higher vesting in earlier years than straight-line vesting. The fair value of Sangamo common stock for purposes of this calculation was determined based on the business factors underlying the value of common stock on the date such option grants were made. Sangamo recorded amortization of deferred stock compensation of $46,000, $410,000 and $519,000, for the years ended December 31, 1997, 1998 and 1999, respectively. During the first quarter of 2000, Sangamo recorded a total of $831,000 in deferred compensation charges, as compared to $131,000 during the same period in the prior year. At March 31, 2000, Sangamo had a total of $6.6 million remaining to be amortized over the vesting periods of the stock options.

NOTE 4-DEEMED DIVIDEND UPON ISSUANCE OF CONVERTIBLE PREFERRED STOCK

In January 2000, Sangamo sold 333,333 shares of its Series C convertible preferred stock to an investor for net proceeds of $1.5 million. Subsequent to the commencement of the initial public offering process, Sangamo re-evaluated the fair value of its common stock as of January 2000 and determined it to be more than the issue price of $4.50 per share. Accordingly, the incremental fair value, limited to the amount of the proceeds received of $1.5 million, is deemed to be the equivalent of a preferred stock dividend. Sangamo recorded the deemed dividend at the date of issuance by offsetting charges and credits to preferred stock, without any effect on total stockholders' equity. The preferred stock dividend increases the loss applicable to common stockholders in the calculation of basic net loss per share for the quarter ended March 31, 2000.

NOTE 5-STRATEGIC PARTNERSHIP

In January 2000, the company announced that it had entered into a strategic partner agreement with Edwards Lifesciences Corporation, formerly the CardioVascular Group of Baxter Healthcare Corporation for the development of ZFPs in cardiovascular and peripheral vascular diseases. Under this agreement, Edwards purchased a $5,000,000 convertible debenture, and provided $1,000,000 in initial research funding which was recorded as deferred revenue and will be recognized as revenue as related research services are performed. In March 2000, Edwards purchased a $7,500,000 convertible debenture upon exercise of an option for a right of first refusal for three years to negotiate a license for additional ZFP-Therapeutics in cardiovascular and peripheral vascular diseases. These debentures converted into common stock upon consummation of the public offering. In the future, Sangamo may receive option fees, milestone payments, royalties and additional research funding from this agreement.

NOTE 6-SUBSEQUENT EVENT - INITIAL PUBLIC OFFERING OF COMMON STOCK

In April 2000, the company completed an initial public offering of 3,500,000 newly issued shares of its common stock at a price of $15.00 per share receiving net proceeds of $48,825,000. Simultaneously with the closing of the initial public offering, the 5,217,408 shares of convertible preferred stock outstanding at March 31, 2000 were automatically converted into 10,434,816 shares of common stock. In addition, the $12.5 million convertible debenture, together with accrued interest, with Edwards Lifesciences Corporation, also converted into common stock at $15 per share.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Statements in this "Management's Discussion and Analysis of Financial Condition and Results of Operation," and elsewhere in this Form 10-Q that are not historical are forward-looking statements and are subject to a number of risks and uncertainties which could cause actual results to differ materially from those discussed in the forward-looking statements.

OVERVIEW

Sangamo BioSciences, Inc. was incorporated in June 1995. Sangamo is a biotechnology research company focused on the research and development of novel transcription factors for the regulation of genes. The Company's Universal Gene Recognition(TM) technology enables the engineering of a specific class of transcription factors known as zinc finger DNA binding proteins, or ZFPs. By engineering ZFPs so that they can recognize a specific gene, Sangamo has created ZFP transcription factors that can control gene expression and, consequently, cell function. The Company intends to establish Universal Gene Recognition as a widely used technology for commercial applications in pharmaceutical drug discovery, human therapeutics, clinical diagnostics, and agricultural and industrial biotechnology.

From our inception through March 31, 2000, our activities related primarily to establishing a research and development organization and developing relationships with our corporate collaborators. Sangamo has incurred net losses since inception and expect to incur losses in the future as research and development activities are expanded. To date, Sangamo has funded operations primarily through the issuance of equity securities, borrowings, and payments from federal government research grants and from corporate collaborators. As of March 31, 2000, the Company had an accumulated deficit of $11.5 million. Revenues consist primarily of federal government research grant funding and revenues from corporate collaborators. Since September 1998, Sangamo has signed collaborative research agreements with a total of 19 corporate partners for Universal GeneTools(TM) engineered zinc finger proteins. In addition, the Company entered into one strategic partnership for the development of ZFP-Therapeutics(TM). In January 2000, Sangamo announced a strategic partner agreement with Edwards Lifesciences Corporation, formerly the CardioVascular Group of Baxter Healthcare Corporation, for the development of ZFP-Therapeutics in cardiovascular and peripheral vascular diseases. Under this agreement, Edwards purchased a $5 million convertible note and provided $1 million in initial research funding. In March 2000, Edwards exercised an option by purchasing a $7.5 million convertible note for a right of first refusal to negotiate a license for additional ZFP-Therapeutics in cardiovascular and peripheral vascular disease. The two notes, totaling $12.5 million in principal, together with accrued interest, converted into common stock upon consummation of the company's initial public offering. In the future, Sangamo may receive option fees, milestone payments, royalties and additional research funding from this agreement.

Sangamo's losses to date have resulted principally from costs incurred in research and development, general and administrative costs associated with operations, and non-cash stock based compensation expenses associated with stock options granted to employees and consultants from January 1997 through the closing of the initial public offering in April 2000. Research and development expenses consist primarily of salaries and related personnel expenses, subcontracted research expenses, and technology license expenses. All research and development costs have been expensed as incurred. The Company believes that continued investment in research and development is critical to attaining our strategic objectives. We expect these expenses will increase significantly in the future as we continue to develop our Universal Gene Recognition(TM) technology platform. General and administrative expenses consist primarily of salaries and related personnel expenses for executive, finance and administrative personnel, professional fees, and other general corporate expenses. As we add personnel and incur additional costs related to the growth of our business, general and administrative expenses will also increase. Deferred stock compensation represents the difference between the exercise price of stock options and the fair value of our common stock at the date of grant. Deferred stock compensation is amortized over the vesting periods of the individual stock options for which it is recorded.

Our quarterly operating results will depend on a number of factors, including the delivery of products to corporate partners, the signing or expiration of contracts with corporate partners or government research grants, our success rate in achieving milestones with corporate partners, and the timing and willingness of collaborators to commercialize products which would result in royalties. As a consequence, our quarterly operating results have fluctuated in the past and are likely to do so in the future.

RESULTS OF OPERATIONS

Quarters ended March 31, 2000 and 1999

Total revenues. Total revenues consist of revenues from corporate collaboration agreements and federal government research grants. Total revenues increased 174% to $807,000 in the three months ended March 31, 2000 from $463,000 in the corresponding period in 1999. Revenues from our collaboration agreements were $495,000 in the three months ended March 31, 2000, compared with $250,000 in the corresponding period in 1999, an increase of $245,000. The increase in the three months ended March 31, 2000 was principally attributable to revenues recognized under a new contract signed in January 2000 with Edwards Lifesciences Corporation. We expect revenues from corporate collaborations to continue to increase as additional agreements are signed or existing agreements are expanded. Federal government research grant revenues were $312,000 in the three months ended March 31, 2000, compared to $213,000 in the corresponding period in 1999, an increase of $99,000. The increase in the three months ended March 31, 2000 was principally due to additional reimbursed subcontracted research expenses under federal research government grants being worked on during the quarter. We plan to continue to apply for federal government research grants in the future to support the development of applications of our technology platform.

Research and development expenses. Research and development expenses were $2.8 million for the three months ended March 31, 2000 as compared to $1.1 million in the corresponding period in 1999. Non-cash research and development expenses in the first quarter in 2000 were $1.5 million including a one-time expense of approximately $1.0 million for the issuance of common stock related to the in-licensing of certain technology and a stock-based deferred compensation charge of $435,000, as compared to $73,000 for deferred compensation during the same quarter in 1999. Excluding the non-cash charges, total first quarter 2000 research and development expenses were $1.3 million as compared to $1.1 million in the corresponding period in 1999. The increase in the 2000 period was related to additional subcontracted research and intellectual property expenses. We expect research and development expenses to increase significantly in future periods, particularly as we increase the scientific staff to continue to develop the Universal Gene Recognition(TM) technology and to meet the needs of our corporate collaborators.

General and administrative expenses. General and administrative expenses increased from $360,000 in the three months ended March 31, 1999 to $767,000 in the corresponding period in 2000. Non-cash administrative expenses in the first quarter of 2000 were $396,000 for a stock-based deferred compensation charge compared to $58,000 for deferred compensation during the same quarter of 1999. Excluding the non-cash charges, total first quarter 2000 general and administrative expenses were $371,000 as compared to $302,000 in 1999. The increase was primarily attributable to increased labor costs to support our expanded research and development activities and development of our Universal Gene Recognition(TM) technology. We expect that general and administrative expenses will increase in the future to support continued growth of our research and development efforts.

Interest income (expense), net. Net interest income increased from $21,000 in the three months ended March 31, 1999 to $70,000 in the corresponding period in 2000. The increase in net interest income resulted from higher average interest-bearing balances and higher debt balances during 2000.

LIQUIDITY AND CAPITAL RESOURCES

Since inception, we have financed our operations primarily through sales of preferred stock, federal government research grants, payments from corporate collaborators and financing activities such as a bank line of credit. As of March 31, 2000 we had cash, cash equivalents and short-term investments totaling $21.5 million. In April 2000, the Company completed an initial public offering of common stock, receiving net proceeds of $48.8 million. After giving pro forma effect to the initial public offering and our receipt of the net proceeds from the offering, we had $70.3 million in cash, cash equivalents and short-term investments as of March 31, 2000.

We provided $242,000 from operations in the three months ended March 31, 2000. This consisted of the net loss for the period of $2.7 million offset by non-cash charges of $1.9 million relating to licensing and compensation expenses, and other changes in operating assets and liabilities. We used $3.9 in investing activities for the three-month period ended March 31, 2000, which resulted from purchases of short-term investments. Net cash provided by financing activities in the current quarter was $14.0 million, primarily from the issuance of convertible debentures to Edwards Lifesciences Corporation for $12.5 million, as well as issuance of $1.5 million of Series C preferred stock, offset by deferred offering costs and repayment of an outstanding equipment line. Simultaneously with the closing of the initial public offering, the $12.5 million convertible debentures, together with accrued interest, converted into common stock at $15 per share.

We believe that the net proceeds of the Company's initial public offering, together with available cash resources, funds received under federal government research grants and corporate collaborators and are sufficient to finance our operations for at least two years. Our capital requirements depend upon a number of factors, including our ability to increase our revenues from corporate partners and government grants, and the level and timing of our research and development expenditures. We expect to devote substantial capital resources to the development of our Universal Gene Recognition(TM) technology platform over the next several years. We may need to raise substantial additional capital to fund subsequent operations. Funding, however, may not be available on favorable terms, if at all.

DISCLOSURE ABOUT MARKET RISK

Our exposure to market risk for changes in interest rates relates primarily to our cash equivalents and short-term investments. The short-term investments are classified as available for sale. We do not use derivative financial instruments in our investment portfolio. We attempt to ensure the safety and preservation of our invested funds by limiting default and market risks. Our cash and investments policy emphasizes liquidity and preservation of principal over other portfolio considerations. We select investments that maximize interest income to the extent possible within these guidelines. We satisfy liquidity requirements by investing excess cash in securities with different maturities to match projected cash needs and limit concentration of credit risk by diversifying our investments among a variety of high credit-quality issuers. We mitigate default risk by investing in only investment-grade securities. The portfolio includes marketable securities with active secondary or resale markets to ensure portfolio liquidity. All short-term investments have a fixed interest rate and are carried at market value, which approximates cost. Our investment portfolio at March 31, 2000 had an average maturity of 45 days, and therefore we believe we have insignificant market risk.

NOTE REGARDING FORWARD-LOOKING STATEMENTS AND RISK FACTORS

This Quarterly Report on Form 10-Q contains certain "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1993, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. Statements that are forward-looking in nature should be read with caution because they involve risks and uncertainties, they are included, for example, in specific and general discussions about:

     - our strategy;

     - sufficiency of our cash resources;

     - revenues from existing and new collaborations;

     - product development;

     - our research and development and other expenses;

     - our operational and legal risks; and

     - our plans, objectives, expectations and intentions and any other statements that are not historical facts.

Various terms and expressions similar to them are intended to identify these cautionary statements. These terms include: "anticipates," "believes," "continues," "could," "estimates," "expects," "intends," "may," "plans," "seeks," "should" and "will." Actual results may differ materially from those expressed or implied in those statements. Such forward-looking statements are subject to certain risks and uncertainties, including the following:

Our gene regulation technology is unproven and if we are unable to use this technology in all our intended applications, it would limit our revenue opportunities.

Our technology involves new and unproven approaches to gene regulation. Although we have generated some ZFP transcription factors for some gene sequences, we have not created ZFP transcription factors for all gene sequences and we may not be able to create ZFP transcription factors for all gene sequences which would limit the usefulness of our technology. In addition, while we have demonstrated the function of engineered ZFP transcription factors in cell cultures, we have not done so in animals and humans and many other organisms, and the failure to do so could restrict our ability to develop commercially viable products. If we and our Universal GeneTools(TM) collaborators or strategic partners are unable to extend our results to new gene sequences and experimental animal models, we may be unable to use our technology in all its intended applications. Also, delivery of ZFP transcription factors into cells in these and other environments is limited by a number of technical challenges, which we may be unable to surmount.

The utility of our ZFP transcription factors is in part based on the belief that the regulation of gene expression may help scientists better understand the role of human, animal, plant and other genes in drug discovery, as well as therapeutic, diagnostic, agricultural and industrial biotechnology applications. There is only a limited understanding of the role of genes in all these fields. Life sciences companies have developed or commercialized only a few products in any of these fields based on results from genomic research or the ability to regulate gene expression. We, our Universal GeneTools(TM) collaborators or our strategic partners may not be able to use our technology to identify and validate drug targets or other targets in order to develop commercial products.

If our technology does prove to be effective, it still may not lead to commercially viable products, which would reduce our revenue opportunities.

Even if our Universal GeneTools collaborators or strategic partners are successful in identifying drug targets or other targets based on discoveries made using our ZFP transcription factors, they may not be able to discover or develop commercially viable products or may determine to pursue products that do not use our technology. To date, no company has developed or commercialized any therapeutic, diagnostic, agricultural or industrial biotechnology products based on our technology. The failure of our technology to provide safe, effective, useful or commercially viable approaches to the discovery and development of these products would significantly limit our business plan and future growth.

Initial evaluations of our engineered ZFP transcription factors delivered to our Universal Genetools(TM) collaborators have produced mixed results.

Some of our Universal GeneTools(TM) collaborators have been able to confirm the potential utility of our gene regulation technology. Two of our collaborators, Immunex Corporation and Millennium Pharmaceuticals, Inc., however, have not yet been able to regulate gene expression using our technology. We have taken steps to ascertain the reasons for these initial observations. We continue to work with these collaborators to address and remedy any issues that may be associated with the ZFP transcription factors, including redesign of the ZFP transcription factors. These collaborators continue to evaluate our technology. Further, most of our collaborators have not yet started testing or have not yet generated the final results of their testing. The ZFP transcription factors that we have generated for our other collaborators or our strategic partner may not function as intended and the ZFP transcription factors engineered in the future for other collaborators or strategic partners may not function as intended. If we are unsuccessful in engineering ZFP transcription factors that achieve positive results for our collaborators or strategic partners, this would significantly harm our business by reducing our revenues.

If our competitors develop, acquire or market technologies or products that are more effective than ours, this would reduce or eliminate our commercial opportunity.

Any products that we or our collaborators or strategic partners develop using our Universal Gene Regulation(TM) technology platform will participate in highly competitive markets. Even if we are able to generate ZFP transcription factors that achieve useful results, competing technologies may prove to be more effective or less expensive which would limit or eliminate our revenue opportunities. Competing technologies may include other methods of regulating gene expression. Universal Gene Recognition has broad application in the life sciences, and competes with a broad array of new technologies and approaches being applied to genetic research by many companies. Competitive technologies include those used to map and sequence DNA, analyze the expression of genes in cells or tissues, determine gene function, discover new genes, analyze genetic information and regulate genes. Our competitors include biotechnology companies with:

     - competing proprietary technology;

     - substantially greater capital resources than ours;

     - larger research and development staffs and facilities than ours;

     - greater experience in product development and in obtaining regulatory approvals and patent protection; and

     - greater manufacturing and marketing capabilities than we do.

These organizations also compete with us to:

     - attract qualified personnel;

     - attract parties for acquisitions, joint ventures or other collaborations; and

     - license the proprietary technologies of academic and research institutions that are competitive with our technology which may preclude us from pursuing similar opportunities.

Accordingly, our competitors may succeed in obtaining patent protection or commercializing products before us. In addition, any products that we develop may compete with existing products or services that are well-established in the marketplace.

Failure to attract, retain and motivate skilled personnel and cultivate key academic collaborations will delay our product development programs and our research and development efforts.

We are a small company with 45 employees, and our success depends on our continued ability to attract, retain and motivate highly qualified management and scientific personnel, and our ability to develop and maintain important relationships with leading academic and other research institutions and scientists. Competition for personnel and academic and other research collaborations is intense. The success of our technology development programs depends on our ability to attract and retain highly trained personnel. If we lose the services of personnel with these types of skills, it could impede significantly the achievement of our research and development objectives. If we fail to negotiate additional acceptable collaborations with academic and other research institutions and scientists, or if our existing collaborations are unsuccessful, our technology development programs may be delayed or may not succeed.

At present the scope of our needs is somewhat limited to the expertise of personnel who are able to engineer ZFP transcription factors and apply them to gene regulation. In the future, we will need to hire additional personnel and develop additional academic collaborations as we continue to expand our research and development activities and to work on some of our planned projects because these activities and projects will require additional expertise in disciplines applicable to the products we would develop with them. Further, our planned activities will require existing management to develop additional expertise. We do not know if we will be able to attract, retain or motivate the required personnel to achieve our goals.

We may have difficulty managing our growth, which may slow our growth rate or give rise to inefficiencies which would reduce our profits.

We have recently experienced, and expect to continue to experience, growth in the number of our employees and the scope of our operating and financial systems. This growth has resulted in an increase in responsibilities for both existing and new management personnel. Our ability to manage growth effectively will require us to continue to implement and improve our operational, financial and management information systems and to recruit, train, motivate and manage our employees. We may not be able to manage our growth and expansion, and the failure to do so may slow our growth rate or give rise to inefficiencies which would reduce our profits.

We are at an early stage of development and may not succeed or become profitable.

We began operations in 1995 and are at an early stage of development. We have incurred significant losses to date, and our revenues have been limited to federal government research grants and Universal GeneTools(TM) collaborators and a strategic partner. Our Universal GeneTools(TM) collaborators are evaluating our initial ZFP transcription factors. If the initial ZFP transcription factors do not provide sufficient value to those collaborators, then they may not continue to work with us. This may also impair our ability to attract additional collaborators. As a result, our business is subject to all of the risks inherent in the development of a new technology, which includes the need to:

     - attract additional new Universal GeneTools(TM) collaborators and strategic partners;

     - attract and retain qualified scientific and technical staff and management, particularly scientific staff with expertise to further apply and develop our early stage technology;

     - attract and enter into research collaborations with academic and other research institutions and scientists;

     - obtain sufficient capital to support the expense of developing our technology platform and developing, testing and commercializing products;

     - develop a market for our products; and

     - successfully transition from a company with a research focus to a company capable of supporting commercial activities.

In addition to competitive pressures, problems frequently encountered with research, development and commercialization of new technologies and products will likely affect us. Most of our ZFP design and testing procedures take place on a relatively small scale. In the future, we intend to apply ZFP design and testing procedures at a scale involving hundreds of genes per year. We may not be able to successfully or efficiently achieve this scale. In addition, while we have had success in applying ZFP gene regulation in our laboratories, we may have difficulty in transferring our technology to our collaborators and strategic partners laboratories.

We anticipate continuing to incur operating losses for at least two years. If material losses continue for a longer period, we may be unable to continue our operations.

We have generated operating losses since we began operations in 1995. The extent of our future losses and the timing of profitability are highly uncertain, and we may not be profitable in the foreseeable future. We have been engaged in developing our Universal Gene Recognition(TM) technology since inception, which has and will continue to require significant research and development expenditures. To date, we have generated our revenues from federal government research grants, Universal GeneTools(TM) collaboration agreements and a strategic partnership agreement. As of March 31, 2000, we had an accumulated deficit of approximately $11.5 million. Even if we succeed in increasing our current product and research revenue or developing additional commercial products, we expect to incur losses in the near future and may continue to incur losses for at least the next two years. These losses may increase as we expand our research and development activities. If the time required to generate significant product revenues and achieve profitability is longer than we currently anticipate, we may not be able to sustain our operations.

We may require financing beyond the proceeds of the recent public offering. If we are unable to obtain this financing, we will be unable to develop our technology and products.

We do not know whether we will require additional financing, or that, if acquired, it will be on terms favorable to our stockholders or us. We have consumed substantial amounts of cash to date and expect capital outlays and operating expenditures to increase over the next several years as we expand our infrastructure and research and development activities. We may raise this financing through public or private financings or additional Universal GeneTools(TM) collaborations, strategic partnerships or licensing arrangements. If additional financing becomes necessary in the future, it would likely be at least tens of millions of dollars.

While we believe our current financial resources and the proceeds of the recent offering should be adequate to sustain our operations for two years, it is not possible to estimate our financial requirements thereafter. However, to the extent we concentrate our efforts on proprietary human therapeutics, we will require FDA approval and extensive clinical trials of our potential products. This process may cost in excess of $100 million per product.

Our technology infrastructure is not yet complete and any delay or failure to complete it could prevent us from efficiently delivering ZFP transcription factors to our Universal Genetools(TM) collaborators or strategic partners.

Part of our strategy involves building additional technology infrastructure to support our Universal Gene Recognition(TM) technology. This strategy includes the continued research and development of improved and automated processes for design and production of our ZFP transcription factors. In addition, we intend to continue to assemble large collections, or libraries, of ZFPs for use in pharmaceutical target discovery. Because this infrastructure is an important part of our platform, any delay or failure to complete it could slow our growth and our ability to advance our strategic initiatives.

Our Universal Genetools(TM) collaboration agreements with companies are of limited scope, and if we are not able to expand the scope of our existing collaborations or enter into new ones, our revenues will be negatively impacted and our research initiatives may be slowed or halted.

Our Universal GeneTools(TM) collaborations are important to us because they permit us to introduce our technology to many companies by supplying them with a specified ZFP transcription factor for a payment without licensing any of our technology. The collaboration agreements, however, are of limited scope. Under most of our current

Universal GeneTools(TM) collaborations we receive a payment for supplying ZFP transcription factors for gene targets specified by the companies. These companies are not obligated to make continuing payments to us in connection with their research efforts or to pursue any product development program with us. As a result, we may not develop long-term relationships with these companies that could lead to additional revenues. If we are not able to expand the scope of our existing collaborations or enter into new ones, we may have reduced revenues and be forced to slow or halt research initiatives.

Commercialization of our technologies depends on strategic partnering with other companies, and if we are not able to find strategic partners in the future, we may not be able to develop our technologies or products, which could slow our growth and decrease our revenues.

We expect to rely, to some extent, on our strategic partners to provide funding in support of our research and to perform some independent research, preclinical and clinical testing. We currently have only one strategic partner. Our technology is broad based and we do not currently possess the resources necessary to develop and commercialize potential products that may result from our technologies, or the resources or capabilities to complete any approval processes that may be required for the products, therefore we must enter into additional strategic partnerships to develop and commercialize products. Of the thousands of ZFP transcription factors which target specific genes, our current 19 collaborators and strategic partner are working with less than 100, therefore in order to fully utilize our ZFP transcriptions factors we would need a number of new Universal GeneTools(TM) collaborators and strategic partners to accomplish our research.

We may require significant time to secure additional collaborations or strategic partners because we need to effectively market the benefits of our technology to these future collaborators and strategic partners, which uses the time and efforts of research and development personnel and our management. Further, each collaboration or strategic partnering arrangement will involve the negotiation of terms that may be unique to each collaborator or strategic partner. These business development efforts may not result in a collaboration or strategic partnership.

If we do not enter into additional strategic partnering agreements, we will experience reduced revenues and may not develop or commercialize our products. The loss of our current or any future strategic partnering agreement would not only delay or terminate the potential development or commercialization of any products we may derive from our technologies but also delay or terminate our ability to test ZFP transcription factors for specific genes. If any strategic partner fails to conduct the collaborative activities successfully and in a timely manner, the preclinical or clinical development or commercialization of the affected product candidates or research programs could be delayed or terminated.

Our existing strategic partnering agreement is, and we would expect any future arrangement to be based on the achievement of milestones. Under the strategic partnering agreements, we expect to receive revenue for the research and development of a therapeutic product based on achievement of specific milestones. Achieving these milestones will depend, in part, on the efforts of our strategic partner as well as our own. In contrast, our current Universal GeneTools(TM) collaboration agreements only pay us to supply ZFP transcription factors for the collaborators independent use, rather than for future results of the collaborators efforts. If we or any strategic partner fails to meet specific milestones, then the strategic partnership can be terminated which could decrease our revenues.

Our Universal Genetools(TM) collaborators and strategic partners may decide to adopt alternative technologies or may be unable to develop commercially viable products using our technology, which would negatively impact our revenues and our strategy to develop these products.

Our collaborators or strategic partners may adopt the alternative technology of our competitors which could decrease the marketability of our technology. Because many of our Universal GeneTools(TM) collaborators or strategic partners are likely to be working on more than one research project, they could choose to shift their resources to projects other than those they are working on with us. If they do so, that would delay our ability to test our technology and would delay or terminate the development of potential products based on our gene regulation technology. Further, our collaborators and strategic partners may elect not to develop products arising out of our collaborative and strategic partnering arrangements or to devote sufficient resources to the development, manufacturing, marketing or sale of these products. If any of these events occur, we may not be able to develop our technologies or commercialize our products.

We intend to conduct proprietary research programs to discover therapeutic product candidates. These programs increase our risk of product failure, may significantly increase our research expenditures, and may involve conflicts with our collaborators and strategic partners.

Conducting proprietary research programs may not generate corresponding revenue and may create conflicts with our collaborators or strategic partners. The implementation of this strategy will involve substantially greater business risks and the expenditure of significantly greater funds than our current research activities. In addition, these programs will require substantial commitments of time from our management and staff. Moreover, we have no experience in preclinical or clinical testing, obtaining regulatory approval or commercial-scale manufacturing and marketing of therapeutic products, and we currently do not have the resources or capability to manufacture therapeutic products on a commercial scale. In order for us to commercialize these products directly, we would need to develop, or obtain through outsourcing arrangements, the capability to execute all of these functions, market and sell products. We do not have these capabilities, and we may not be able to develop or otherwise obtain the requisite preclinical, clinical, regulatory, manufacturing, marketing and sales capabilities.

In addition, disagreements with our Universal GeneTools(TM) collaborators or strategic partners could develop over rights to our intellectual property with respect to our proprietary research activities. Any conflict with our collaborators or strategic partners could reduce our ability to enter into future collaboration or strategic partnering agreements and negatively impact our relationship with existing collaborators and strategic partners, which could reduce our revenue and delay or terminate our product development.

Because it is difficult and costly to protect our proprietary rights, and third parties have filed patent applications that are similar to ours, we cannot ensure the proprietary protection of our technologies and products.

Our commercial success will depend in part on obtaining patent protection of our technology and successfully defending these patents against third party challenges. The patent positions of pharmaceutical and biotechnology companies can be highly uncertain and involve complex legal and factual questions. No consistent policy regarding the breadth of claims allowed in biotechnology patents has emerged to date. Accordingly, we cannot predict the breadth of claims allowed in patents we own or license.

We are a party to various license agreements that give us rights under specified patents and patent applications. We currently hold an exclusive sublicense for ZFP transcription factor technology which is limited to using the technology in human and animal healthcare. The scope of this license may be subject to dispute. We may need to license additional rights to commercialize our technology outside human and animal healthcare. We will seek to obtain a sublicense to these patent applications for use in our agricultural biotechnology efforts. If we are not able, however, to license these additional rights, it could harm our business. Similarly, our current licenses, and our future licenses will, contain performance obligations. If we fail to meet those obligations, the licenses could be terminated. If we are unable to continue to license these technologies on commercially reasonable terms, or at all, we may be forced to delay or terminate our product development and research activities.

With respect to our present and any future sublicenses, since our rights derive from those granted to our sublicensor, we are subject to the risk that our sublicensor may fail to perform its obligations under the master license or fail to inform us of useful improvements in, or additions to, the underlying intellectual property owned by the original licensor.

We are unable to exercise the same degree of control over intellectual property that we license from third parties as we exercise over our internally developed intellectual property. We generally do not control the prosecution of patent applications that we license from third parties; therefore, the patent applications may not be prosecuted in a timely manner. The degree of future protection for our proprietary rights is uncertain and we cannot ensure that:

     - we or our licensors were the first to make the inventions covered by each of our pending patent applications;

     - we or our licensors were the first to file patent applications for these inventions;

     - others will not independently develop similar or alternative technologies or reverse engineer any of our products, processes or technologies;

     - any of our pending patent applications will result in issued patents;

     - any patents issued or licensed to us or our Universal GeneTools collaborators or strategic partners will provide a basis for commercially viable products or will provide us with any competitive advantages or will not be challenged and invalidated by third parties;

     - we will develop additional products, processes or technologies that are patentable; or

     - the patents of others will not have an adverse effect on our ability to do business.

Others have filed and in the future are likely to file patent applications that are similar to ours. We are aware that there are academic groups and other companies that are attempting to develop technology which is based on the use of zinc finger and other DNA binding proteins, and that these groups and companies have filed patent applications. Several patents have been issued, although Sangamo has no current plans to use the associated inventions. More particularly, we are aware of pending patent applications with claims directed to zinc finger libraries and methods of designing zinc finger DNA binding proteins. These applications are not issued patents. If the pending claims were granted in their present form, however, they could interfere with our right to commercialize our products and processes. If these or other patents issue, it is possible that the holder of any patent or patents granted on these applications may bring an infringement action against our collaborators, strategic partner or us claiming damages and seeking to enjoin commercial activities relating to the affected products and processes. The costs of litigating the claim could be substantial. Moreover, we cannot predict whether our Universal GeneTools collaborators, strategic partners or we would prevail in any actions. In addition, if the relevant patent claims were upheld as valid and enforceable and our products or processes were found to infringe the patent or patents, we could be prevented from making, using or selling the relevant product or process unless we could obtain a license or were able to design around the patent claims. While we believe that our proprietary intellectual property would give us substantial leverage to secure a cross-license, it is uncertain that any license required under that patent or patents would be made available on commercially acceptable terms, if at all. We believe that there may be significant litigation in the genomics industry regarding patent and other intellectual property rights which could subject us to litigation. If we become involved in litigation, it could consume a substantial portion of our managerial and financial resources.

We have received unsolicited invitations to license existing patented technology from a number of third parties, at least one of which contained an allegation of infringement. Upon careful analysis of each of these technologies, we have determined that we already own rights to these technologies or that our scientific and commercial interests would not benefit from the acquisition of rights to these technologies. Further, we believe that the making, using or selling of our products and processes need not infringe any claims in the proffered patents. Accordingly, we have declined to enter into license negotiations with these parties. It is possible, however, that these parties will bring future actions against us, our Universal GeneTools(TM) collaborators or our strategic partners alleging infringement of their patents. As detailed above, the outcome of any litigation, particularly lawsuits involving biotechnology patents, is difficult to predict and likely to be costly regardless of the outcome. In these circumstances, the risks of a negative impact on our business can neither be clearly defined nor entirely eliminated.

We rely on trade secrets to protect technology where we believe patent protection is not appropriate or obtainable. Trade secrets, however, are difficult to protect. While we require employees, academic collaborators and consultants to enter into confidentiality agreements, we may not be able to adequately protect our trade secrets or other proprietary information or enforce these confidentiality agreements.

Our Universal GeneTools(TM) collaborators, strategic partners and scientific advisors have rights to publish data and information in which we may have rights. If we cannot maintain the confidentiality of our technology and other confidential information in connection with our collaborations and strategic partnerships, then we may not be able to receive patent protection or protect our proprietary information.

Our potential therapeutic products are subject to a lengthy and uncertain regulatory process, and if these potential products are not approved, we will not be able to commercialize those products.

The Food and Drug Administration, or FDA, must approve any therapeutic and some diagnostic products based on ZFP technology before it can be marketed in the United States. The process for receiving regulatory approval is long and uncertain, and even if we had a potential product, this product may not withstand the rigors of testing under the regulatory approval processes. Before commencing clinical trials in humans, we must submit and receive approval from the FDA of an Investigational New Drug Application. Clinical trials are subject to oversight by institutional review boards and the FDA and these trials must meet particular conditions, such that they:

     - must be conducted in conformance with the FDA's good clinical practice regulations;

     - must meet requirements for institutional review board oversight;

     - must meet requirements for informed consent;

     - are subject to continuing FDA oversight; - may require large numbers of test subjects; and

     - may be suspended by us or the FDA at any time if it is believed that the subjects participating in these trials are being exposed to unacceptable health risks or if the FDA finds deficiencies in the Investigational New Drug application or the conduct of these trials.

We must also demonstrate that the product is safe and effective in the patient population that will be treated. Data obtained from preclinical and clinical activities are susceptible to varying interpretations that could delay, limit or prevent regulatory clearances. In addition, we may encounter delays or rejections based upon additional government regulation from future legislation or administrative action or changes in FDA policy during the period of product development, clinical trials and FDA regulatory review. Failure to comply with applicable FDA or other applicable regulatory requirements may result in criminal prosecution, civil penalties, recall or seizure of products, total or partial suspension of production or injunction, as well as other regulatory action against our potential products or us. Additionally, we have no experience in conducting and managing the clinical trials necessary to obtain regulatory approval.

In addition, we may also require approval from the Recombinant DNA Advisory Committee, or RAC, which is the advisory board to the National Institutes of Health, or NIH, focusing on clinical trials involving gene transfer.

We have not submitted an application with the FDA or any other regulatory authority for any product candidate, and neither the FDA nor any other regulatory authority has approved any therapeutic, diagnostic, agricultural or industrial product candidate developed with our technology for commercialization in the United States or elsewhere.

Regulatory approval, if granted, may be limited to specific uses or geographic areas which could limit our ability to generate revenues.

Regulatory approval may limit the indicated use for which we can market a product. Further, once regulatory approval for a product is obtained, it and its manufacturer are subject to continual review. Discovery of previously unknown problems with a product or manufacturer may result in restrictions on the product, manufacturer and manufacturing facility, including withdrawal of the product from the market. In Japan and Europe, regulatory agencies also set or approve prices.

Even if regulatory clearance of a product is granted, this clearance is limited to those specific states and conditions for which the product is useful as demonstrated through clinical trials. We cannot ensure that any therapeutic product developed by us, alone or with others, will prove to be safe and effective in clinical trials and will meet all of the applicable regulatory requirements needed to receive marketing clearance.

Outside the United States, our ability to market a product is contingent upon receiving a marketing authorization from the appropriate regulatory authorities so we cannot predict whether or when we would be permitted to commercialize our product. These foreign regulatory approval processes include all of the risks associated with FDA clearance described above.

Laws or public sentiment may limit our production of genetically engineered agricultural products in the future, and these laws could reduce our ability to sell these products.

Genetically engineered products are currently subject to public debate and heightened regulatory scrutiny, either of which could prevent or delay production of agricultural products. We may develop genetically engineered agricultural products for ourselves or with our strategic partners. The field testing, production and marketing of genetically engineered plants and plant products are subject to federal, state, local and foreign governmental regulation. Regulatory agencies administering existing or future regulations or legislation may not allow production and marketing of our genetically engineered products in a timely manner or under technically or commercially feasible conditions. In addition, regulatory action or private litigation could result in expenses, delays or other impediments to our product development programs or the commercialization of resulting products.

The FDA currently applies the same regulatory standards to foods developed through genetic engineering as applied to foods developed through traditional plant breeding. Genetically engineered food products, however, will be subject to premarket review if these products raise safety questions or are deemed to be food additives. Governmental authorities could also, for social or other purposes, limit the use of genetically engineered products created with our gene regulation technology.

Even if we are able to obtain regulatory approval of genetically engineered products, our success will also depend on public acceptance of the use of genetically engineered products including drugs, plants and plant products. Claims that genetically engineered products are unsafe for consumption or pose a danger to the environment may influence public attitudes. Our genetically engineered products may not gain public acceptance. The subject of genetically modified organisms has received negative publicity in Europe, which has aroused public debate. The adverse publicity in Europe could lead to greater regulation and trade restrictions on imports of genetically altered products. If similar adverse public reaction occurs in the United States, genetic research and its resulting products could be subject to greater domestic regulation and could decrease the demand for our technology and products.

If conflicts arise between us and our collaborators, strategic partners, scientific advisors or directors, these parties may act in their self-interest, which may limit our ability to implement our strategies.

If conflicts arise between us and our corporate or academic collaborators, strategic partners or scientific advisors or directors, the other party may act in its self-interest which may limit our ability to implement our strategies. Some of our Universal

GeneTools(TM) or academic collaborators or strategic partners are conducting multiple product development efforts within each area that is the subject of the collaboration with us. Generally, in each of our collaborations, we have agreed not to conduct independently, or with any third party, any research that is competitive with the research conducted under our collaborations. Our collaborations may cause us to limit the areas of research that we pursue, either alone or with others. Our collaborators or strategic partners, however, may develop, either alone or with others, products in related fields that are competitive with the products or potential products that are the subject of these collaborations. Competing products, either developed by the collaborators or strategic partners or to which the collaborators or strategic partners have rights, may result in their withdrawal of support for our product candidates.

Some of our collaborators or strategic partners could also become competitors in the future. Our collaborators or strategic partners could develop competing products, preclude us from entering into collaborations with their competitors, fail to obtain timely regulatory approvals, terminate their agreements with us prematurely or fail to devote sufficient resources to the development and commercialization of products. Any of these developments could harm our product development efforts.

Our collaborations with outside scientists may be subject to change which could limit our access to their expertise.

We work with scientific advisors and collaborators at academic research institutions. These scientists are not our employees and may have other commitments that would limit their availability to us. Although our scientific advisors generally agree not to do competing work, if a conflict of interest between their work for us and their work for another entity arises, we may lose their services. Although our scientific advisors and academic collaborators sign agreements not to disclose our confidential information, it is possible that some of our valuable proprietary knowledge may become publicly known through them.

If we use biological and hazardous materials in a manner that causes injury or violates laws, we may be liable for damages.

Our research and development activities involve the controlled use of potentially harmful biological materials as well as hazardous materials, chemicals and various radioactive compounds. We cannot completely eliminate the risk of accidental contamination or injury from the use, storage, handling or disposal of these materials. In the event of contamination or injury, we could be held liable for damages that result, and any liability could exceed our resources. We are subject to federal, state and local laws and regulations governing the use, storage, handling and disposal of these materials and specified waste products. The cost of compliance with these laws and regulations could be significant.

Anti-takeover provisions in our certificate of incorporation and Delaware law could prevent a potential acquiror from buying your stock.

Anti-takeover provisions of Delaware law, in our certificate of incorporation and equity benefit plans may make a change in control of our company more difficult, even if a change in control would be beneficial to our stockholders. These provisions may allow our board of directors to prevent or make changes in the management and control of our company. In particular, our board of directors will be able to issue up to 5,000,000 shares of preferred stock with rights and privileges that might be senior to our common stock, without the consent of the holders of the common stock. Further, without any further vote or action on the part of the stockholders, the board of directors will have the authority to determine the price, rights, preferences, privileges and restrictions of the preferred stock. This preferred stock, if it is ever issued, may have preference over and harm the rights of the holders of common stock. Although the issuance of this preferred stock will provide us with flexibility in connection with possible acquisitions and other corporate purposes, this issuance may make it more difficult for a third party to acquire a majority of our outstanding voting stock. Similarly, our authorized but unissued common stock is available for future issuance without stockholder approval. In addition, our certificate of incorporation:

     - states that stockholders may not act by written consent but only at a stockholders' meeting;

     - establishes advance notice requirements for nominations for election to the board of directors or proposing matters that can be acted upon at stockholders' meetings; or

     - limits who may call a special meeting of stockholders.

Our stock price may be volatile, which could result in substantial losses for investors purchasing shares of common stock.

Volatility in the biotechnology market could cause you to incur substantial losses. Prior to the Company's public offering, you could not buy or sell our common stock publicly. An active public market for our common stock may not develop or be sustained. The market price of our common stock may be highly volatile. The market prices of securities of biotechnology companies are currently highly volatile. The market price of our common stock may fluctuate significantly in response to the following factors, some of which are beyond our control:

     - changes in market valuations of similar companies, since many biotechnology companies have recently registered their securities to trade publicly and may create a more volatile trading sector;

     - announcements by us or our competitors of new or enhanced products, technologies or services or significant contracts, acquisitions, strategic relationships, joint ventures or capital commitments;

     - regulatory developments;

     - additions or departures of key personnel;

     - deviations in our results of operations from the estimates of securities analysts; and

     - future sales of our common stock or other securities.

Our stock price could be adversely affected by additional shares becoming available for sale.

Sales of a substantial number of shares of our common stock, or the perception that these sales could occur, could depress the market price of our common stock and could impair our ability to raise capital through the sale of additional equity securities. In addition, we have entered into registration rights agreements with some investors that entitle these investors to have their shares registered for sale in the public market. The exercise of these rights could affect the market price of our common stock.

Insiders have substantial control over Sangamo and could delay or prevent a change in corporate control.

The interest of management could conflict with the interest of our other stockholders. Our executive officers, directors and principal stockholders own, in the aggregate, approximately 34.8% of our outstanding common stock. As a result, these stockholders, if they choose to act together, will be able to exercise control over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This could have the effect of delaying or preventing a change of control of Sangamo, which in turn could reduce the market price of our stock.



PART II. OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

The effective date of the Registration Statement on Form S-1 filed under the Securities Act of 1933, as amended, relating to the initial public offering of our common stock was April 6, 2000. On the same date, we signed an underwriting agreement with Lehman Brothers, Chase H&Q, ING Barings LLC, and William Blair & Co., the managing underwriters for the initial public offering and the representatives of the underwriters named in the underwriting agreement, for the initial public offering of 3,500,000 shares of our common stock at an initial public offering price of $15 per share. The offering commenced on April 6, 2000 and was closed on April 10, 2000. The initial public offering resulted in gross proceeds of $52.5 million. We received net proceeds of $48.8 million after deducting underwriting discounts of $3.7 million.

In addition, the following table sets forth an estimate of all expenses incurred in connection with the Offering, other than underwriting discounts and commissions. All amounts shown are estimated except for the registration fees of the SEC and the National Association of Securities Dealers, Inc. ("NASD").

SEC Registration fee ........................................         $   27,800
NASD filing fee .............................................         $   12,000
Nasdaq National Market listing fee ..........................         $   95,000
Printing and engraving expenses .............................         $  300,000
Legal fees and expenses .....................................         $  500,000
Accounting fees and expenses ................................         $  275,000
Blue Sky fees and expenses ..................................         $   10,000
Transfer Agent and Registrar fees ...........................         $   25,000
Miscellaneous ...............................................         $   30,200
                                                                      ----------
        Total ...............................................         $1,275,000

Concurrently with the closing of the initial public offering, the 5,217,408 shares of convertible preferred stock outstanding at March 31, 2000 were automatically converted into 10,434,816 shares of common stock. In addition, the $12.5 million convertible debenture, together with accrued interest, with Edwards Lifesciences Corporation, also converted into common stock at $15 per share.

Because the initial public offering occurred after March 31, 2000, we had not used any of the net proceeds from the offering through the end of the period covered by this report on Form 10-Q. The Company has used the net proceeds from its initial public offering of Common Stock of the Company to invest in short-term and long-term, interest bearing, investment grade securities and has used its existing cash balances to fund the general operations of the Company. The proceeds will be used for general corporate purposes, including working capital and product development. A portion of the net proceeds may also be used to acquire or invest in complementary business or products or to obtain the right to use complementary technologies. The Company has no agreements or commitments with respect to any such acquisition or investments and the Company is not currently engaged in any material negotiations with respect to any such transaction. None of the Company's net proceeds of the Offering were paid directly or indirectly to any director, officer, general partner of the Company or their associates, persons owning 10% or more of any class of equity securities of the Company, or an affiliate of the Company. We expect that our use of proceeds from the offering will conform to the intended use of proceeds as described in our initial public offering prospectus dated April 6, 2000.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

Exhibit 27: Financial Data Schedule.

Reports: The Company did not file any reports on Form 8-K during the three months ended March 31, 2000.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


SANGAMO BIOSCIENCES, INC.  Dated: May 18, 2000



                                    /s/ Edward O. Lanphier II
                                    --------------------------------------------
                                    Edward O. Lanphier II
                                    President, Chief Executive Officer



                                    /s/ Shawn K. Johnson
                                    ------------------------------------
                                    Shawn K. Johnson
                                    Director of Finance
                                    Principal Accounting Officer

                                 Exhibit Index


Exhibit No.    Description
-----------    -----------
    27         Financial Data Schedule