Form 10-Q
period 2000-06-30
SANGAMO BIOSCIENCES INC
filed 2000-08-11
CIK 1001233

                                    FORM 10-Q

                                  UNITED STATES
                        SECURITY AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


(Mark One)

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended JUNE 30, 2000


                                       OR


          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


           For the transition period from ___________ to _____________


                        Commission file number 000-30171


                            SANGAMO BIOSCIENCES, INC.
        (exact name of small business issuer as specified in its charter)


            DELAWARE                                       68-0359556
(State or other jurisdiction of                (IRS Employer Identification No.)
 incorporation or organization)


                           501 CANAL BLVD, SUITE A100
                           RICHMOND, CALIFORNIA 94804
                    (Address of principal executive offices)


                                 (510) 970-6000
              (Registrant's telephone number, including area code)


        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes [ ] No [ X]

        Indicate the number of shares outstanding of each of the issuer's classes of the common stock, as of the latest practical date.

        Common Stock, $.001 Par Value - 22,077,052 - shares outstanding as of July 31, 2000

                                      INDEX

                            SANGAMO BIOSCIENCES, INC.

PART I. FINANCIAL INFORMATION


Item 1.   Financial Statements (Unaudited)

          Condensed Balance Sheets -- December 31, 1999 and June 30, 2000

          Condensed Statements of Operations -- Three and six months ended June 30, 2000 and 1999

          Condensed Statements of Cash Flows -- Six months ended June 30, 2000 and 1999

          Notes to Condensed Financial Statements -- June 30, 2000


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

PART 1. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS


                            SANGAMO BIOSCIENCES, INC.
                            CONDENSED BALANCE SHEETS
                    (In thousands, except per share amounts)
                                   (Unaudited)



                                                              JUNE 30,      DECEMBER 31,
                                                                2000            1999
                                                              --------      ------------
ASSETS
Current assets:
   Cash and cash equivalents                                  $ 39,586       $    251
   Short-term investments                                       15,903          7,252
   Accounts receivable                                             362            562
   Prepaid expenses                                                432            171
                                                              --------       --------
      Total current assets                                      56,283          8,236
Property and equipment, net                                      1,377            612
Long-term investments                                           11,591             --
Other assets                                                       542            314
                                                              --------       --------
      Total assets                                            $ 69,793       $  9,162
                                                              ========       ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities                      $     38       $    348
Accrued compensation and employee benefits                         134            182
Deferred revenue                                                   905            500
                                                              --------       --------
       Total current liabilities                                 1,077          1,030
Note payable                                                        --            250

Stockholders' equity:
Convertible preferred stock, $.01 par value, 5,000,000
shares authorized, issuable in series, -0- and 4,855,917
issued and outstanding at June 30, 2000 and December
31, 1999, respectively;                                             --         15,187

Common stock, $.01 par value, 80,000,000 shares
authorized, 22,030,476 and 6,132,060 shares issued
and outstanding at June 30, 2000 and December 31,
1999, respectively                                              88,311          3,258

Note receivable from stockholder                                   (94)          (125)
Deferred stock compensation                                     (6,352)        (1,736)
Accumulated deficit                                            (13,232)        (8,785)
Accumulated other comprehensive income                              83             83
                                                              --------       --------
   Total stockholders' equity                                   68,716          7,882
                                                              --------       --------
Total liabilities and stockholders' equity                    $ 69,793       $  9,162
                                                              ========       ========


See accompanying notes.

                            SANGAMO BIOSCIENCES, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)
                                   (Unaudited)



                                                               THREE MONTHS ENDED               SIX MONTHS ENDED
                                                                     JUNE 30,                         JUNE 30,
                                                          ----------------------------     ----------------------------
                                                              2000             1999            2000            1999
                                                          ------------     -----------     ------------     -----------
REVENUES:
  Federal government research grants                      $        147     $       288     $        459     $       501
  Collaboration agreements                                         600             200            1,095             450
                                                          ------------     -----------     ------------     -----------
    Total revenues                                                 747             488            1,554             951

OPERATING EXPENSES:
Research and development (excludes $602 and $73
for the three months ended June 30, 2000 and 1999,
respectively, and $1,037 and $145 for the six months
ended June 30, 2000 and 1999, respectively, of stock
based compensation expense)                                      1,738             909            4,131           1,968

General and administrative (excludes $524 and $58
for the three months ended June 30, 2000 and 1999,
respectively, and $920 and $116 for the six months
ended June 30, 2000 and 1999, respectively, of stock
based compensation expense)                                        595             301              965             603

Amortization of stock-based compensation                         1,126             131            1,957             261
                                                          ------------     -----------     ------------     -----------
    Total operating expenses                                     3,459           1,341            7,053           2,832
                                                          ------------     -----------     ------------     -----------
    Loss from operations                                        (2,712)           (853)          (5,499)         (1,881)
Interest income                                                  1,004              22            1,196              47
Interest expense                                                   (17)             (5)            (139)             (9)
                                                          ------------     -----------     ------------     -----------
NET LOSS                                                  $     (1,725)    $      (835)    $     (4,442)    $    (1,843)
Deemed dividend upon issuance of
   convertible preferred stock                                      --              --            1,500              --
                                                          ------------     -----------     ------------     -----------
Net loss attributable to common shareholders              $     (1,725)    $      (835)    $     (5,942)    $    (1,843)
                                                          ============     ===========     ============     ===========
Basic and diluted net loss per common share               $      (0.08)    $     (0.14)    $      (0.43)    $     (0.31)
                                                          ============     ===========     ============     ===========
Shares used in basic and diluted
   net loss per common share                                20,763,777       5,965,786       13,790,776       5,918,084
                                                          ============     ===========     ============     ===========


See accompanying notes.

                            SANGAMO BIOSCIENCES, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
               (In thousands, except share and per share amounts)
                                   (Unaudited)



                                                                       SIX MONTHS ENDED
                                                                            JUNE 30,
                                                                    ----------------------
                                                                      2000           1999
                                                                    --------       -------
OPERATING ACTIVITIES:
Net loss                                                            $ (4,443)      $(1,843)
Adjustments to reconcile net loss to net cash
   used in operating activities:
    Depreciation and amortization                                        146            73
   Amortization of stock-based compensation                            1,957           261
   Issuance of common stock for technology                             1,050            --
      and services rendered
   Changes in operating assets and liabilities:
      Accounts receivable                                                200             2
      Prepaid expenses and other assets                                 (489)           15
      Accounts payable and accrued liabilities                          (358)         (311)
      Accrued compensation and employee benefits                          --            31
      Deferred revenue                                                   405            --
                                                                    --------       -------
         Net cash used in operating activities                        (1,532)       (1,772)
INVESTING ACTIVITIES:
Purchases of investments                                             (31,542)           --
Maturities of short-term investments                                  11,300         1,808
Purchases of property and equipment                                     (912)         (229)
                                                                    --------       -------
      Net cash provided by (used in) investing activities            (21,154)        1,579
FINANCING ACTIVITIES:
Proceeds from issuance of convertible preferred stock                  1,500            --
Proceeds from issuance of common stock                                48,103             9
Repayment of note payable                                               (250)           --
Proceeds from issuance of convertible debenture                       12,637            --
Note receivable from stockholder                                          31
                                                                    --------       -------
      Net cash provided by financing activities                       62,021             9
                                                                    --------       -------
      Net increase (decrease) in cash and equivalents                 39,335          (184)
Cash and equivalents, beginning of period                                251         1,250
                                                                    --------       -------
Cash and equivalents, end of period                                 $ 39,586       $ 1,066
                                                                    ========       =======

SUPPLEMENTAL DISCLOSURES:
Cash paid for interest                                              $      2       $     9
                                                                    ========       =======

NONCASH INVESTING AND FINANCING ACTIVITIES:
Deferred compensation related to stock options                      $  1,957       $   261
                                                                    ========       =======
Deemed dividend upon issuance of convertible preferred stock        $  1,500       $    --
                                                                    ========       =======
Conversion of convertible debentures and accrued interest into
common stock                                                        $ 12,637       $    --
                                                                    ========       =======


See accompanying notes.

SANGAMO BIOSCIENCES, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)
June 30, 2000



NOTE 1-BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and six-month periods ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000. For further information, refer to the financial statements and footnotes thereto for the year ended December 31, 1999, included in the Company's Registration Statement on Form S-1 as filed with the SEC and the prospectus dated April 6, 2000 included therein.


NOTE 2-BASIC AND DILUTED NET LOSS PER SHARE

Net loss per share is presented under the requirements of Financial Accounting Standards Board ("FAS") No. 128, "Earnings per Share". Basic loss per share is computed based on the weighted average shares of common stock outstanding (excluding shares subject to repurchase) and excludes any effects of options, warrants, and convertible securities. Potentially dilutive securities such as options, warrants, and convertible preferred stock, have also been excluded from the computation of diluted net loss per share as their effect is antidilutive.

                                                           THREE MONTHS ENDED       SIX MONTHS ENDED
                                                                JUNE 30,                 JUNE 30,
                                                          --------------------     --------------------
                                                            2000         1999        2000         1999
                                                          --------     -------     --------     -------
Historical:
Net loss attributable to common stockholders              $ (1,725)    $  (835)    $ (5,943)    $(1,843)
                                                          ========     =======     ========     =======

Basic and diluted:
   Weighted-average shares of common stock outstanding      21,378       6,036       14,308       5,986
   Less: weighted-average shares subject to repurchase        (614)        (71)        (517)        (68)
                                                          --------     -------     --------     -------
Shares used in computing basic and diluted net loss
      per common share                                      20,764       5,966       13,791       5,918
                                                          ========     =======     ========     =======
Basic and diluted net loss per common share               $  (0.08)    $ (0.14)    $  (0.43)    $ (0.31)
                                                          ========     =======     ========     =======

NOTE 3 - DEFERRED STOCK COMPENSATION

During the years ended December 31, 1997, 1998 and 1999, in connection with the grant of stock options to employees and directors, Sangamo recorded deferred stock compensation totaling $449,000, $780,000 and $1.5 million, respectively, representing the difference between the fair value of common stock on the date such options were granted and the exercise price. During the six months ended June 30, 2000 Sangamo recorded additional deferred stock compensation of $6.6 million in connection with grants of stock options subsequent to December 31, 1999. These amounts are included as a reduction of stockholders' equity and are being amortized over the vesting period of the individual options, generally four years, using an accelerated vesting method. The accelerated vesting method provides for vesting of portions of the overall award at interim dates and results in higher vesting in earlier years than straight-line vesting. The fair value of Sangamo common stock for purposes of this calculation was determined based on the business factors underlying the value of common stock on the date such option grants were made. Sangamo recorded amortization of deferred stock compensation of $46,000, $410,000 and $519,000, for the years ended December 31, 1997, 1998 and 1999, respectively. During the second quarter of 2000, Sangamo recorded a total of $1.1 million in stock-based compensation charges, as compared to $131,000 during the same period in the prior year. For the six-month period ended June 30, 2000, Sangamo recorded a total of $2.0 million in stock-based compensation charges, as compared to $261,000 during the same period in the prior year. At June 30, 2000, Sangamo had a total of $6.3 million remaining to be amortized over the vesting periods of the stock options. The Company also recognized compensation expense related to options granted to non-employees. Such options are valued based on the fair value of the Company's common stock when the options vest. During the six months ended June 30, 2000, the Company recognized $290,000 of expense related to options granted to non-employees.


NOTE 4 - DEEMED DIVIDEND UPON ISSUANCE OF CONVERTIBLE PREFERRED STOCK

In January 2000, Sangamo sold 333,333 shares of its Series C convertible preferred stock to an investor for net proceeds of $1.5 million. Subsequent to the commencement of the initial public offering process, Sangamo re-evaluated the fair value of its stock as of January 2000 and determined it to be more than the issue price of $4.50 per share. Accordingly, the incremental fair value, limited to the amount of the proceeds received of $1.5 million, is deemed to be the equivalent of a preferred stock dividend. Sangamo recorded the deemed dividend at the date of issuance by offsetting charges and credits to preferred stock, without any effect on total stockholders' equity. The preferred stock dividend increases the loss applicable to common stockholders in the calculation of basic net loss per share for the six-month period ended June 30, 2000.


NOTE 5-STRATEGIC PARTNERSHIP

In January 2000, the Company announced that it had entered into a strategic partner agreement with Edwards Lifesciences Corporation, formerly the CardioVascular Group of Baxter Healthcare Corporation for the development of ZFPs in cardiovascular and peripheral vascular diseases. Under this agreement, Edwards purchased a $5 million convertible debenture, and provided $1 million in initial research funding which was recorded as deferred revenue and will be recognized as revenue as related research services are performed. In March 2000, Edwards purchased a $7.5 million convertible debenture upon exercise of an option for a right of first refusal for three years to negotiate a license for additional ZFP-Therapeutics in cardiovascular and peripheral vascular diseases. These debentures converted into common stock upon consummation of the public offering. In the future, Sangamo may receive milestone payments, royalties and additional research funding from this agreement.


NOTE 6 - INITIAL PUBLIC OFFERING OF COMMON STOCK

In April 2000, the Company completed an initial public offering of 3.5 million newly issued shares of its common stock at a price of $15.00 per share receiving net proceeds of $48.8 million. Simultaneously with the closing of the initial public offering, the 5,217,408 shares of convertible preferred stock outstanding at March 31, 2000 were automatically converted into 10,434,816 shares of common stock. In addition, the $12.5 million convertible debentures, together with accrued interest, with Edwards Lifesciences Corporation, also converted into common stock at $15 per share.

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

OVERVIEW

Sangamo BioSciences, Inc. was incorporated in June 1995. Sangamo is a biotechnology company focused on the research and development of novel transcription factors for the regulation of genes. The Company's Universal Gene Recognition(TM) technology enables the engineering of a specific class of transcription factors known as zinc finger DNA binding proteins, or ZFPs. By engineering ZFPs so that they can recognize a specific gene, Sangamo has created ZFP transcription factors that can control gene expression and, consequently, cell function. The Company intends to establish Universal Gene Recognition as a widely used technology for commercial applications in pharmaceutical drug discovery, human therapeutics, clinical diagnostics, and agricultural and industrial biotechnology.

From the Company's inception through June 30, 2000, its activities related primarily to establishing a research and development organization and developing relationships with corporate collaborators. Sangamo has incurred net losses since inception and expects to incur losses in the future as research and development activities are expanded. To date, Sangamo has funded operations primarily through the issuance of equity securities, borrowings, payments from federal government research grants, and from corporate collaborators. As of June 30, 2000, the Company had an accumulated deficit of $13.2 million. Revenues consist primarily of federal government research grant funding and revenues from corporate collaborators. Since September 1998, Sangamo has signed collaborative research agreements with a total of 19 corporate partners for Universal GeneTools(TM) engineered zinc finger proteins. In January 2000, Sangamo announced a strategic partner agreement with Edwards Lifesciences Corporation, formerly the CardioVascular Group of Baxter Healthcare Corporation, for the development of ZFP-Therapeutics(TM) in cardiovascular and peripheral vascular diseases. Under this agreement, Edwards purchased a $5 million convertible note and provided $1 million in initial research funding. In March 2000, Edwards exercised an option by purchasing a $7.5 million convertible note for a right of first refusal to negotiate a license for additional ZFP-Therapeutics in cardiovascular and peripheral vascular disease. The two notes, totaling $12.5 million in principal, together with accrued interest, converted into common stock upon consummation of the Company's initial public offering. In the future, Sangamo may receive milestone payments, royalties and additional research funding from this agreement.

Sangamo's losses to date have resulted principally from costs incurred in research and development, general and administrative costs associated with operations, and non-cash stock-based compensation expenses associated with stock options granted to employees and consultants from January 1997 through the closing of the initial public offering in April 2000. Research and development expenses consist primarily of salaries and related personnel expenses, subcontracted research expenses, and technology license expenses. All research and development costs have been expensed as incurred. General and administrative expenses consist primarily of salaries and related personnel expenses for executive, finance and administrative personnel, professional fees, and other general corporate expenses. As the Company adds personnel and incurs additional costs related to the growth of the business, expenses are expected to increase.

The Company's quarterly operating results will depend on a number of factors, including the delivery of products to corporate partners, the signing or expiration of contracts with corporate partners or government research grants, our success rate in achieving milestones with corporate partners, and the timing and willingness of collaborators to commercialize products which would result in royalties. As a consequence, quarterly operating results have fluctuated in the past and are likely to do so in the future.


RESULTS OF OPERATIONS

Quarters ended June 30, 2000 and 1999

Total revenues. Total revenues consist of revenues from corporate collaboration agreements and federal government research grants. Total revenues increased 53% to $747,000 in the three months ended June 30, 2000 from $488,000 in the corresponding period in 1999. Revenues from our collaboration agreements were $600,000 in the three months ended June 30, 2000, compared with $200,000 in the corresponding period in 1999. The increase in the three months ended June 30, 2000 was principally attributable to revenues recognized under a new contract signed in January 2000 with Edwards Lifesciences Corporation. We expect revenues from corporate collaborations to continue to increase as additional agreements are signed or existing agreements are expanded. Federal government research grant revenues were $147,000 in the three months ended June 30, 2000, compared to $288,000 in the corresponding period in 1999. The decrease in the three months ended June 30, 2000 was principally due to completion of federal research government grants during the quarter. We plan to continue to apply for federal government research grants in the future to support the development of applications of our technology platform. Although we have received grants in the past, we cannot assure you that applications will result in successful grants in the future.

Research and development expenses. Research and development expenses were $2.3 million for the three months ended June 30, 2000 as compared to $1.0 million in the corresponding period in 1999. Non-cash research and development expenses in the second quarter in 2000 included $602,000 for stock-based deferred compensation charges, as compared to $73,000 for deferred compensation during the same quarter in 1999. Excluding the non-cash charges, total second quarter 2000 research and development expenses were $1.7 million as compared to $909,000 in the corresponding period in 1999. The increase in the 2000 period was primarily for additional employee related expenses as we increased our scientific staffing levels. We expect research and development expenses to increase significantly in future periods, particularly as we continue to increase the scientific staff to continue to develop the Universal Gene Recognition(TM) technology and to meet the needs of our corporate collaborators.

General and administrative expenses. General and administrative expenses increased from $359,000 in the three months ended June 30, 1999 to $1.1 million in the corresponding period in 2000. Non-cash administrative expenses in the second quarter of 2000 were $524,000 for a stock-based deferred compensation charge compared to $58,000 for deferred compensation during the same quarter of 1999. Excluding the non-cash charges, total first quarter 2000 general and administrative expenses were $595,000 as compared to $301,000 in 1999. The increase was primarily attributable to increased labor costs to support our expanded research and development activities and development of our Universal Gene Recognition(TM) technology and costs associated with being a public company. We expect that general and administrative expenses will increase in the future to support continued growth of our research, development and commercialization efforts.

Interest income (expense), net. Net interest income increased from $18,000 in the three months ended June 30, 1999 to $987,000 in the corresponding period in 2000. The increase in interest income and income expense resulted from higher average interest-bearing balances resulting from our initial public offering and higher debt balances during 2000.

Six Months ended June 30, 2000 and 1999

Total revenues. Total revenues consist of revenues from corporate collaboration agreements and federal government research grants. Total revenues increased 63% to $1.6 million in the six months ended June 30, 2000 from $951,000 in the corresponding period in 1999. Revenues from collaboration agreements were $1.1 million in the six months ended June 30, 2000, compared with $450,000 in the corresponding period in 1999. The increase in the six months ended June 30, 2000 was principally attributable to revenues recognized under a new contract signed in January 2000 with Edwards Lifesciences Corporation. We expect revenues from corporate collaborations to continue to increase as additional agreements are signed or existing agreements are expanded. Federal government research grant revenues were $459,000 in the six months ended June 30, 2000, compared to $501,000 in the corresponding period in 1999, a decrease of $42,000. The decrease in the six months ended June 30, 2000 was principally due to completion of federal research government grants during the period. We plan to continue to apply for federal government research grants in the future to support the development of applications of our technology platform. Although we have received grants in the past, we cannot assure you that applications will result in successful grants in the future.

Research and development expenses. Research and development expenses were $5.2 million for the six months ended June 30, 2000 as compared to $2.1 million in the corresponding period in 1999. Non-cash research and development expenses in the six month period ended June 30, 2000 were $2.1 million including a one-time expense of approximately $1.1 million for the issuance of common stock related to the in-licensing of certain in-process technology and a stock-based deferred compensation charges of $1.0 million, as compared to $145,000 for deferred compensation during the same period in 1999. Excluding the non-cash charges, total first half 2000 research and development expenses were $3.1 million as compared to $2.0 million in the corresponding period in 1999. The increase in the 2000 period was primarily for additional employee related expenses as we increased our scientific staffing levels. We expect research and development expenses to increase significantly in future periods, particularly as we continue to increase the scientific staff to continue to develop the Universal Gene Recognition(TM) technology and to meet the needs of our corporate collaborators.

General and administrative expenses. General and administrative expenses increased from $719,000 in the six months ended June 30, 1999 to $1.9 million in the corresponding period in 2000. Non-cash administrative expenses in the first half of 2000 were $920,000 for a stock-based deferred compensation charge compared to $116,000 for deferred compensation during the same period of 1999. Excluding the non-cash charges, total first half 2000 general and administrative expenses were $965,000 as compared to $603,000 in 1999. The increase was primarily attributable to increased labor costs to support our expanded research and development activities and development of our Universal Gene Recognition(TM) technology and costs associated with being a public company. We expect that general and administrative expenses will increase in the future to support continued growth of our research, development and commercialization efforts.

Interest income (expense), net. Net interest income increased from $38,000 in the six months ended June 30, 1999 to $1.1 million in the corresponding period in 2000. The increase in net interest income resulted from higher average interest-bearing balances and higher debt balances during 2000.

LIQUIDITY AND CAPITAL RESOURCES

Since inception, Sangamo has financed operations primarily through sales of preferred and common stock, including our initial public offering in April 2000, federal government research grants, payments from corporate collaborators and other financing activities such as a bank line of credit. As of June 30, 2000 we had cash, cash equivalents, short and long-term investments totaling $67.1 million.

We used $1.5 million for operating activities in the six months ended June 30, 2000. This consisted of the net loss for the period of $4.4 million offset by non-cash charges of $3.0 million relating to licensing and compensation expenses, and other changes in operating assets and liabilities. We used $21.2 in investing activities for the six-month period ended June 30, 2000, which resulted from purchases of short and long-term investments, as well as $912,000 invested in leasehold improvements and capital equipment purchases. Net cash provided by financing activities in the period was $62.0 million, primarily from the issuance of common shares in the Company's initial public offering, convertible debentures to Edwards Lifesciences Corporation for $12.5 million, and $1.5 million of Series C preferred stock. Simultaneously with the closing of the initial public offering, the $12.5 million convertible debentures, together with accrued interest, converted into common stock at $15 per share.

We believe that the net proceeds of the Company's initial public offering, together with available cash resources, funds received under federal government research grants and corporate collaborators are sufficient to finance our existing operations for at least two years. Our capital requirements depend upon a number of factors, including our ability to increase our revenues from corporate partners and government grants, and the level and timing of our research and development expenditures. We expect to devote substantial capital resources to the development of our Universal Gene Recognition(TM) technology platform over the next several years. We may need to raise substantial additional capital to fund subsequent operations. Funding, however, may not be available on favorable terms, if at all.

DISCLOSURE ABOUT MARKET RISK

Our exposure to market risk for changes in interest rates relates primarily to our cash equivalents and short and long-term investments. The investments are classified as available for sale. We do not use derivative financial instruments in our investment portfolio. Our cash and investments policy emphasizes liquidity and preservation of principal over other portfolio considerations. We select investments that maximize interest income to the extent possible within these guidelines. We satisfy liquidity requirements by investing excess cash in securities with different maturities to match projected cash needs and limit concentration of credit risk by diversifying our investments among a variety of high credit-quality issuers. The portfolio includes investment grade marketable securities with active secondary or resale markets. All short-term investments have a fixed interest rate and are carried at market value, which approximates cost. The following table represents the fair value balance of our cash, cash equivalents, short-term investments and long-term investments by year of expected maturity that are subject to interest rate risk as of June 30, 2000 (in thousands, except for interest rates):

                                                     2000            2001
                                                   ------          ------
Cash equivalents                                   39,586
Average interest rates                              6.51%

Short-term investments                             15,903
Average interest rates                              6.71%

Long-term investments                                              11,591
Average interest rates                                              7.05%


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

We are a small company with 55 employees, and our success depends on our continued ability to attract, retain and motivate highly qualified management and scientific personnel, and our ability to develop and maintain important relationships with leading academic and other research institutions and scientists. Competition for personnel and academic and other research collaborations is intense. The success of our technology development programs depends on our ability to attract and retain highly trained personnel. If we lose the services of personnel with these types of skills, it could impede significantly the achievement of our research and development objectives. If we fail to negotiate additional acceptable collaborations with academic and other research institutions and scientists, or if our existing collaborations are unsuccessful, our technology development programs may be delayed or may not succeed.

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

We have generated operating losses since we began operations in 1995. The extent of our future losses and the timing of profitability are highly uncertain, and we may not be profitable in the foreseeable future. We have been engaged in developing our Universal Gene Recognition(TM) technology since inception, which has and will continue to require significant research and development expenditures. To date, we have generated our revenues from federal government research grants, Universal GeneTools(TM) collaboration agreements and a strategic partnership agreement. As of June 30, 2000, we had an accumulated deficit of approximately $13.2 million. Even if we succeed in increasing our current product and research revenue or developing additional commercial products, we expect to incur losses in the near future and may continue to incur losses for at least the next two years. These losses may increase as we expand our research and development activities. If the time required to generate significant product revenues and achieve profitability is longer than we currently anticipate, we may not be able to sustain our operations.

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

We have received an unsolicited invitation to license existing patented technology from a third party which contained an allegation of infringement. Upon careful analysis of the technology, we have determined that we already own rights to the technology or that our scientific and commercial interests would not benefit from the acquisition of rights to it. Further, we believe that the making, using or selling of our products and processes need not infringe any claims in the proffered patents. Accordingly, we have declined to enter into license negotiations with these parties. It is possible, however, that these parties will bring future actions against us, our Universal GeneTools(TM) collaborators or our strategic partners alleging infringement of their patents. As detailed above, the outcome of any litigation, particularly lawsuits involving biotechnology patents, is difficult to predict and likely to be costly regardless of the outcome. In these circumstances, the risks of a negative impact on our business can neither be clearly defined nor entirely eliminated.

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

The interest of management could conflict with the interest of our other stockholders. Our executive officers, directors and principal stockholders own, in the aggregate, a significant percentage of our outstanding common stock. As a result, these stockholders, if they choose to act together, will be able to exercise control over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This could have the effect of delaying or preventing a change of control of Sangamo, which in turn could reduce the market price of our stock.



PART II. OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

The effective date of our first Registration Statement on Form S-1 filed under the Securities Act of 1933, as amended, relating to the initial public offering of our common stock was April 6, 2000. On the same date, we signed an underwriting agreement with Lehman Brothers, Chase H&Q, ING Barings LLC, and William Blair & Co., the managing underwriters for the initial public offering and the representatives of the underwriters named in the underwriting agreement, for the initial public offering of 3,500,000 shares of our common stock at an initial public offering price of $15 per share. The offering commenced on April 6, 2000 and was closed on April 10, 2000. The initial public offering resulted in gross proceeds of $52.5 million. We received net proceeds of $48.8 million after deducting underwriting discounts of $3.7 million. Expenses related to the offering totaled approximately $1.4 million.

Concurrently with the closing of the initial public offering, the 5,217,408 shares of convertible preferred stock outstanding at March 31, 2000 were automatically converted into 10,434,816 shares of common stock. In addition, the $12.5 million convertible debenture, together with accrued interest, with Edwards Lifesciences Corporation, also converted into common stock at $15 per share.

From the time of receipt through June 30, the Company has used the net proceeds from its initial public offering of Common Stock of the Company to invest in short-term and long-term, interest bearing, investment grade securities and has used its existing cash balances to fund the general operations of the Company. The proceeds will be used for general corporate purposes, including working capital and product development. A portion of the net proceeds may also be used to acquire or invest in complementary business or products or to obtain the right to use complementary technologies. The Company has no agreements or commitments with respect to any such acquisition or investments and the Company is not currently engaged in any material negotiations with respect to any such transaction. None of the Company's net proceeds of the Offering were paid directly or indirectly to any director, officer, general partner of the Company or their associates, persons owning 10% or more of any class of equity securities of the Company, or an affiliate of the Company. We expect that our use of proceeds from the offering will conform to the intended use of proceeds as described in our initial public offering prospectus dated April 6, 2000.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

Exhibit 27: Financial Data Schedule.

Reports: The Company did not file any reports on Form 8-K during the three months ended June 30, 2000.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



SANGAMO BIOSCIENCES, INC.               Dated: August 9, 2000



                                        /s/ Edward O. Lanphier II
                                        ----------------------------------------
                                        Edward O. Lanphier II
                                        President, Chief Executive Officer


                                        /s/ Shawn K. Johnson
                                        ----------------------------------------
                                        Shawn K. Johnson
                                        Director of Finance
                                        Principal Accounting Officer