Form 10-Q
period 2000-09-30
SANGAMO BIOSCIENCES INC
filed 2000-10-31
CIK 1001233

                                   FORM 10-Q

                                  UNITED STATES
                        SECURITY AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

        (Mark One)

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended SEPTEMBER 30, 2000

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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes [X] No [ ]

        Indicate the number of shares outstanding of each of the issuer's classes of the common stock, as of the latest practical date.

Common Stock, $.001 Par Value -22,097,052- shares outstanding as of September 30, 2000

                                      INDEX

                            SANGAMO BIOSCIENCES, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

        Condensed Balance Sheets -- December 31, 1999 and September 30, 2000

        Condensed Statements of Operations -- Three and nine months ended September 30, 2000 and 1999

        Condensed Statements of Cash Flows -- Nine months ended September 30, 2000 and 1999

        Notes to Condensed Financial Statements -- September 30, 2000


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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                            SANGAMO BIOSCIENCES, INC.
                            CONDENSED BALANCE SHEETS
               (In thousands, except share and per share amounts)
                                   (Unaudited)


                                                              SEPTEMBER 30,  DECEMBER 31,
                                                                  2000           1999
                                                              -------------  ------------
ASSETS
Current assets:
   Cash and cash equivalents                                    $  9,145       $    251
   Short-term investments                                         39,961          7,252
   Accounts receivable                                               595            562
   Prepaid expenses                                                  238            171
                                                                --------       --------
      Total current assets                                        49,939          8,236
Property and equipment, net                                        1,503            612
Long-term investments                                             16,799             --
Other assets                                                         816            314
                                                                --------       --------
      Total assets                                              $ 69,057       $  9,162
                                                                ========       ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities                        $    128       $    348
Accrued compensation and employee benefits                           188            182
Deferred revenue                                                     605            500
                                                                --------       --------
       Total current liabilities                                     921          1,030
Note payable                                                          --            250
Stockholders' equity:
Convertible preferred stock, $.01 par value, 5,000,000
  shares authorized, issuable in series, none and
  4,855,917 issued and outstanding at September 30, 2000
  and December 31, 1999, respectively                                 --         15,187
Common stock, $.01 par value, 80,000,000 shares
  authorized, 22,097,052 and 6,132,060 shares issued
  and outstanding at September 30, 2000 and
  December 31, 1999, respectively                                 88,359          3,258
Note receivable from stockholder                                     (78)          (125)
Deferred stock compensation                                       (5,099)        (1,736)
Accumulated deficit                                              (15,046)        (8,785)
Accumulated other comprehensive income                                --             83
                                                                --------       --------
   Total stockholders' equity                                     68,136          7,882
                                                                --------       --------
Total liabilities and stockholders' equity                      $ 69,057       $  9,162
                                                                ========       ========


See accompanying notes.

                            SANGAMO BIOSCIENCES, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)
                                   (Unaudited)

                                                                  THREE MONTHS ENDED                     NINE MONTHS ENDED
                                                                      SEPTEMBER 30,                         SEPTEMBER 30,
                                                            -------------------------------       -------------------------------
                                                                2000               1999               2000               1999
                                                            ------------       ------------       ------------       ------------
REVENUES:
    Federal government research grants                      $        173       $        330       $        632       $        831
    Collaboration agreements                                         650                300              1,745                750
                                                            ------------       ------------       ------------       ------------
      Total revenues                                                 823                630              2,377              1,581
OPERATING EXPENSES:
Research and development (excludes $733 and $73
  for the three months ended September 30, 2000 and
  1999, respectively, and $1,771 and $218 for the nine
  months ended September 30, 2000 and 1999,
  respectively, of stock based compensation expense)               1,896                854              6,027              2,822

General and administrative (excludes $524 and $58 for
  the three months ended September 30, 2000 and 1999,
  respectively, and excludes $1,443 and $174 for
  the nine months ended September 30, 2000 and 1999,
  respectively, of stock based compensation expense)                 775                247              1,741                850
Amortization of deferred compensation                              1,257                131              3,214                392
                                                            ------------       ------------       ------------       ------------
    Total operating expenses                                       3,928              1,232             10,982              4,064
                                                            ------------       ------------       ------------       ------------
    Loss from operations                                          (3,105)              (602)            (8,605)            (2,483)
Interest income                                                    1,287                 28              2,483                 76
Interest expense                                                      --                 (4)              (139)               (13)
                                                            ------------       ------------       ------------       ------------
NET LOSS                                                    $     (1,818)      $       (578)      $     (6,261)      $     (2,420)
Deemed dividend upon issuance of
   convertible preferred stock                                        --                 --              1,500                 --
                                                            ------------       ------------       ------------       ------------
Net loss attributable to common shareholders                $     (1,818)      $       (578)      $     (7,761)      $     (2,420)
                                                            ============       ============       ============       ============
Basic and diluted net loss per common share                 $      (0.08)      $      (0.10)      $      (0.47)      $      (0.41)
                                                            ============       ============       ============       ============
Shares used in basic and diluted
   net loss per common share                                  21,808,649          6,056,944         16,452,464          5,964,774
                                                            ============       ============       ============       ============


See accompanying notes.

                            SANGAMO BIOSCIENCES, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
               (In thousands, except share and per share amounts)
                                   (Unaudited)

                                                                     NINE MONTHS ENDED
                                                                       SEPTEMBER 30,
                                                                  -----------------------
                                                                    2000           1999
                                                                  --------       --------
OPERATING ACTIVITIES:
Net loss                                                          $ (6,261)      $ (2,420)
Adjustments to reconcile net loss to net cash
   used in operating activities:
    Depreciation and amortization                                      257            116
   Amortization of stock-based compensation                          3,214            392
   Issuance of common stock for technology
      and services rendered                                          1,050             --
   Changes in operating assets and liabilities:
      Accounts receivable                                              (33)          (179)
      Prepaid expenses and other assets                               (569)           (75)
      Accounts payable and accrued liabilities                        (220)          (342)
      Accrued compensation and employee benefits                        53             28
      Deferred revenue                                                 105            150
                                                                  --------       --------
         Net cash used in operating activities                      (2,404)        (2,330)
INVESTING ACTIVITIES:
Purchases of short-term investments                                (39,961)            --
Maturities of short-term investments                                 7,169          1,808
Purchases of long-term investments                                 (16,799)
Purchases of property and equipment                                 (1,149)          (239)
                                                                  --------       --------
      Net cash provided by (used in) investing activities          (50,740)         1,569
FINANCING ACTIVITIES:
Proceeds from issuance of convertible preferred stock                1,500          2,972
Proceeds from issuance of common stock                              48,151             11
Repayment of note payable                                             (250)            --
Proceeds from issuance of convertible debentures                    12,637             --
                                                                  --------       --------
      Net cash provided by financing activities                     62,038          2,983
                                                                  --------       --------
      Net increase (decrease) in cash and equivalents                8,894          2,222
Cash and equivalents, beginning of period                              251          1,250
                                                                  --------       --------
Cash and equivalents, end of period                               $  9,145       $  3,472
                                                                  ========       ========

SUPPLEMENTAL DISCLOSURES:
Cash paid for interest                                            $      2       $     13
                                                                  ========       ========

NONCASH INVESTING AND FINANCING ACTIVITIES:
Deferred compensation related to stock options                    $  3,214       $    392
                                                                  ========       ========
Deemed dividend upon issuance of convertible preferred stock      $  1,500       $     --
                                                                  ========       ========
Conversion of convertible debentures and accrued
interest into common stock                                        $ 12,637       $     --
                                                                  ========       ========


See accompanying notes.

SANGAMO BIOSCIENCES, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)
September 30, 2000

NOTE 1-BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and nine-month periods ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000. These financial statements should be read in conjunction with the financial statements and footnotes thereto for the year ended December 31, 1999, included in the Company's Registration Statement on Form S-1 as filed with the SEC and the prospectus dated April 6, 2000 included therein.

REVENUE RECOGNITION

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101 summarizes the SEC's views in applying generally accepted accounting principles to revenue recognition, and specifically addresses revenue recognition for upfront, non-refundable fees earned in connection with research collaboration agreements. It is the SEC's position that such fees should generally be recognized over the term of the agreement.

Sangamo recognizes revenue from its Universal GeneTools agreements as earned when ZFPs are delivered to the Universal GeneTools collaborators. Generally, Sangamo receives up-front payments from these collaborations prior to the delivery of ZFPs and the revenues from these payments are deferred until the ZFPs are delivered. The risk of ownership has passed to the collaborator and all performance obligations have been satisfied at the time revenue is recognized. Sangamo also receives research funding from Edwards LifeSciences Corporation based on a strategic partner agreement. This revenue is recognized as earned when related research services are performed over the course of the agreement.

NOTE 2-BASIC AND DILUTED NET LOSS PER SHARE

Net loss per share is presented under the requirements of Financial Accounting Standards Board ("FAS") No. 128, "Earnings per Share". Basic loss per share is computed based on the weighted average shares of common stock outstanding (excluding shares subject to repurchase) and excludes any effects of options, warrants, and convertible securities. Potentially dilutive securities such as options, warrants, and convertible preferred stock, have been excluded from the computation of diluted net loss per share as their effect is antidilutive.

                                                              THREE MONTHS ENDED             NINE MONTHS ENDED
                                                                 SEPTEMBER 30,                  SEPTEMBER 30,
                                                            -----------------------       -----------------------
                                                              2000           1999           2000           1999
                                                            --------       --------       --------       --------
Historical:
Net loss attributable to common stockholders                $ (1,818)      $   (578)      $ (7,761)      $ (2,420)
                                                            ========       ========       ========       ========
Basic and diluted:
   Weighted-average shares of common stock outstanding        22,071          6,117         16,715          6,030
   Less: weighted-average shares subject to repurchase          (262)           (60)          (263)           (65)
                                                            --------       --------       --------       --------
Shares used in computing basic and diluted net loss
  per common share                                            21,809          6,057         16,452          5,965
                                                            ========       ========       ========       ========
Basic and diluted net loss per common share                 $  (0.08)      $  (0.10)      $  (0.47)      $  (0.41)
                                                            ========       ========       ========       ========


NOTE 3-DEFERRED STOCK COMPENSATION

During the years ended December 31, 1997, 1998 and 1999, in connection with the grant of stock options to employees and directors, Sangamo recorded deferred stock compensation totaling $449,000, $780,000 and $1.5 million, respectively, representing the difference between the fair value of common stock on the date such options were granted and the exercise price. During the nine months ended September 30, 2000 Sangamo recorded additional deferred stock compensation of $6.6 million in connection with grants of stock options in 2000 prior to the Company's initial public offering. These amounts are included as a reduction of stockholders' equity and are being amortized over the vesting period of the individual options, generally four years, using an accelerated vesting method. The accelerated vesting method provides for vesting of portions of the overall award at interim dates and results in higher vesting in earlier years than straight-line vesting. The fair value of Sangamo common stock for purposes of this calculation was determined based on the business factors underlying the value of common stock on the date such option grants were made. Sangamo recorded amortization of deferred stock compensation of $46,000, $410,000 and $519,000, for the years ended December 31, 1997, 1998 and 1999, respectively. During the third quarter of 2000, Sangamo recorded a total of $1.3 million in stock-based compensation charges, as compared to $131,000 during the same period in the prior year. For the nine-month period ended September 30, 2000, Sangamo recorded a total of $3.2 million in stock-based compensation charges, as compared to $392,000 during the same period in the prior year. The Company recognized compensation expense related to options granted to non-employees. Such options are valued based on the fair value of the Company's common stock when the options vest. During the nine months ended September 30, 2000, of the total $3.2 million in stock- based compensation charges, $496,000 of the expense was related to options granted to non-employees. At September 30, 2000, Sangamo had a total of $5.1 million remaining to be amortized over the vesting periods of the stock options.

NOTE 4-DEEMED DIVIDEND UPON ISSUANCE OF CONVERTIBLE PREFERRED STOCK

In January 2000, Sangamo sold 333,333 shares of its Series C convertible preferred stock to an investor for net proceeds of $1.5 million. Subsequent to the commencement of the initial public offering process, Sangamo re-evaluated the fair value of its stock as of January 2000 and determined it to be more than the issue price of $4.50 per share. Accordingly, the incremental fair value, limited to the amount of the proceeds received of $1.5 million, is deemed to be the equivalent of a preferred stock dividend. Sangamo recorded the deemed dividend at the date of issuance by offsetting charges and credits to preferred stock, without any effect on total stockholders' equity. The preferred stock dividend increases the loss applicable to common stockholders in the calculation of basic net loss per share for the nine-month period ended September 30, 2000.

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

NOTE 6-INITIAL PUBLIC OFFERING OF COMMON STOCK

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Statements in this "Management's Discussion and Analysis of Financial Condition and Results of Operation," and elsewhere in this Form 10-Q that are not historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, and are subject to the safe harbors created by those sections. There are a number of risks and uncertainties, including, but not limited to, those set forth under "Risk Factors" and elsewhere in this Quarterly Report and in other documents filed by the Company with the SEC, which could cause actual results to differ materially from those discussed in the forward-looking statements.

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

From the Company's inception through September 30, 2000, its activities related primarily to establishing a research and development organization and developing relationships with corporate collaborators. Sangamo has incurred net losses since inception and expects to incur losses in the future as research and development activities are expanded. To date, Sangamo has funded operations primarily through the issuance of equity securities, borrowings, payments from federal government research grants, and from corporate collaborators. As of September 30, 2000, the Company had an accumulated deficit of $15.0 million. Revenues consist primarily of federal government research grant funding and revenues from corporate collaborators. Since September 1998, Sangamo has signed collaborative research agreements with a total of 20 corporate partners for Universal GeneTools(TM) engineered zinc finger proteins. In January 2000, Sangamo announced a strategic partner agreement with Edwards Lifesciences Corporation, formerly the CardioVascular Group of Baxter Healthcare Corporation, for the development of ZFP-Therapeutics(TM) in cardiovascular and peripheral vascular diseases. Under this agreement, Edwards purchased a $5 million convertible note and provided $1 million in initial research funding. In March 2000, Edwards exercised an option by purchasing a $7.5 million convertible note for a right of first refusal to negotiate a license for additional ZFP-Therapeutics in cardiovascular and peripheral vascular disease. The two notes, totaling $12.5 million in principal, together with accrued interest, converted into common stock upon consummation of the Company's initial public offering. In the future, Sangamo may receive milestone payments, royalties and additional research funding from this agreement.

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

RESULTS OF OPERATIONS

Quarters ended September 30, 2000 and 1999

Total revenues. Total revenues consist of revenues from corporate collaboration agreements and federal government research grants. Total revenues increased 31% to $823,000 in the three months ended September 30, 2000 from $630,000 in the corresponding period in 1999. Revenues from our collaboration agreements were $650,000 in the three months ended September 30, 2000, compared with $300,000 in the corresponding period in 1999. The increase in the three months ended September 30, 2000 was principally attributable to revenues recognized under a new contract signed in January 2000 with Edwards Lifesciences Corporation and increases in Universal GeneTools revenues. We expect revenues from corporate collaborations to continue to increase as additional agreements are signed or existing agreements are expanded. Federal government research grant revenues were $173,000 in the three months ended September 30, 2000, compared to $330,000 in the corresponding period in 1999. The decrease in the three months ended September 30, 2000 was principally due to completion of federal research government grants during prior quarters. We plan to continue to apply for federal government research grants in the future to support the development of applications of our technology platform. Although we have received grants in the past, we cannot assure you that applications will result in successful grants in the future.

Research and development expenses. Research and development expenses were $2.6 million for the three months ended September 30, 2000 as compared to $927,000 in the corresponding period in 1999. Non-cash research and development expenses in the third quarter in 2000 included $733,000 for stock-based deferred compensation charges, as compared to $73,000 for deferred compensation during the same quarter in 1999. Excluding the non-cash charges, total third quarter 2000 research and development expenses were $1.9 million as compared to $854,000 in the corresponding period in 1999. The increase in the 2000 period was primarily for additional employee related expenses as we increased our scientific staffing levels. We expect research and development expenses to increase significantly in future periods, particularly as we continue to increase the scientific staff to continue to develop the Universal Gene Recognition(TM) technology and to meet the needs of our corporate collaborators.

General and administrative expenses. General and administrative expenses increased from $305,000 in the three months ended September 30, 1999 to $1.3 million in the corresponding period in 2000. Non-cash administrative expenses in the third quarter of 2000 were $524,000 for a stock-based deferred compensation charge compared to $58,000 for deferred compensation during the same quarter of 1999. Excluding the non-cash charges, total third quarter 2000 general and administrative expenses were $775,000 as compared to $247,000 in 1999. The increase was primarily attributable to increased labor costs to support our expanded research and development activities and development of our Universal Gene Recognition(TM) technology and costs associated with being a public company. We expect that general and administrative expenses will increase in the future to support continued growth of our research, development and commercialization efforts.

Interest income (expense), net. Net interest income increased from $24,000 in the three months ended September 30, 1999 to $1.3 million in the corresponding period in 2000. The increase in net interest income resulted from higher average interest-bearing balances resulting from our initial public offering during 2000.

Nine Months ended September 30, 2000 and 1999

Total revenues. Total revenues consist of revenues from corporate collaboration agreements and federal government research grants. Total revenues increased approximately 50% to $2.4 million in the nine months ended September 30, 2000 from $1.6 million in the corresponding period in 1999. Revenues from collaboration agreements were $1.7 million in the nine months ended September 30, 2000, compared with $750,000 in the corresponding period in 1999, an increase of $1.0 million. The increase in the nine months ended September 30, 2000 was principally attributable to revenues recognized under a new contract signed in January 2000 with Edwards Lifesciences Corporation and increases in Universal GeneTools revenues. We expect revenues from corporate collaborations to continue to increase as additional agreements are signed or existing agreements are expanded. Federal government research grant revenues were $632,000 in the nine months ended September 30, 2000, compared to $831,000 in the corresponding period in 1999, a decrease of $199,000. The decrease in the nine months ended September 30, 2000 was principally due to completion of federal research government grants during prior periods. We plan to continue to apply for federal government research grants in the future to support the development of applications of our technology platform. Although we have received grants in the past, we cannot assure you that applications will result in successful grants in the future.

Research and development expenses. Research and development expenses were $7.8 million for the nine months ended September 30, 2000 as compared to $3.0 million in the corresponding period in 1999. Non-cash research and development expenses in the nine month period ended September 30, 2000 were $2.8 million including a one-time expense of approximately $1.0 million for the issuance of common stock related to the in-licensing of certain in-process technology and a stock-based deferred compensation charges of $1.8 million, as compared to $218,000 for deferred compensation during the same period in 1999. Excluding the non-cash charges, total 2000 research and development expenses were $5.0 million as compared to $2.8 million in the corresponding period in 1999. The increase in the 2000 period was primarily for additional employee related expenses as we increased our scientific staffing levels. We expect research and development expenses to increase significantly in future periods, particularly as we continue to increase the scientific staff to continue to develop the Universal Gene Recognition(TM) technology and to meet the needs of our corporate collaborators.

General and administrative expenses. General and administrative expenses increased from $1.0 million in the nine months ended September 30, 1999 to $3.1 million in the corresponding period in 2000. Non-cash administrative expenses in 2000 period were $1.4 million for stock-based deferred compensation charges compared to $174,000 for deferred compensation during the same period of 1999. Excluding the non-cash charges, total 2000 period general and administrative expenses were $1.7 million as compared to $850,000 in 1999. The increase was primarily attributable to increased labor costs to support our expanded research and development activities and development of our Universal Gene Recognition(TM) technology and costs associated with being a public company. We expect that general and administrative expenses will increase in the future to support continued growth of our research, development and commercialization efforts.

Interest income (expense), net. Net interest income increased from $63,000 in the nine months ended September 30, 1999 to $2.3 million in the corresponding period in 2000. The increase in net interest income resulted from higher average interest-bearing balances partially offset by higher debt balances outstanding during a portion of 2000.

LIQUIDITY AND CAPITAL RESOURCES

Since inception, Sangamo has financed operations primarily through sales of preferred and common stock, including our initial public offering in April 2000, federal government research grants, payments from corporate collaborators and other financing activities such as a bank line of credit. As of September 30, 2000 we had cash, cash equivalents, short and long-term investments totaling $65.9 million.

We used $2.4 million for operating activities in the nine months ended September 30, 2000. This consisted of the net loss for the period of $6.3 million offset by non-cash charges of $4.3 million relating to licensing and compensation expenses, and other changes in operating assets and liabilities. We used $50.7 in investing activities for the nine-month period ended September 30, 2000, which resulted from purchases of short and long-term investments, as well as $1.1 million invested in leasehold improvements and capital equipment purchases. Net cash provided by financing activities in the period was $62.0 million, primarily from the issuance of common shares in the Company's initial public offering, convertible debentures to Edwards Lifesciences Corporation for $12.6 million, and $1.5 million of Series C preferred stock. Simultaneously with the closing of the initial public offering, the $12.5 million convertible debentures, together with accrued interest, converted into common stock at $15 per share.

We believe that the net proceeds of the Company's initial public offering, together with available cash resources, funds received from corporate collaborators are sufficient to finance our existing operations for at least two years. Our capital requirements depend upon a number of factors, including our ability to increase our revenues from corporate partners and government grants, and the level and timing of our research and development expenditures. We expect to devote substantial capital resources to the development of our Universal Gene Recognition(TM) technology platform over the next several years. We may need to raise substantial additional capital to fund subsequent operations. Funding, however, may not be available on favorable terms, if at all.

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

The following table represents the fair value balance of our cash, cash equivalents, short-term investments and long-term investments by year of expected maturity that are subject to interest rate risk as of September 30, 2000 (in thousands, except for interest rates):

                                  2000      2001
                                  ----      ----
Cash equivalents                9,145
Average interest rates            6.62%

Short-term investments          39,961
Average interest rates            6.79%

Long-term investments                      16,799
Average interest rates                       6.99%


NOTE REGARDING FORWARD-LOOKING STATEMENTS AND RISK FACTORS

This Quarterly Report on Form 10-Q contains certain "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1993, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. Statements that are forward-looking in nature should be read with caution because they involve risks and uncertainties, including, but not limited to, those set forth under "Risk Factors" and elsewhere in this quarterly report and in other documents filed by the Company with the SEC. They include, for example, in specific and general discussions about:

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

RISK FACTORS

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

We are a small company with 60 employees, and our success depends on our continued ability to attract, retain and motivate highly qualified management and scientific personnel, and our ability to develop and maintain important relationships with leading academic and other research institutions and scientists. Competition for personnel and academic and other research collaborations is intense. The success of our technology development programs depends on our ability to attract and retain highly trained personnel. If we lose the services of personnel with these types of skills, it could impede significantly the achievement of our research and development objectives. If we fail to negotiate additional acceptable collaborations with academic and other research institutions and scientists, or if our existing collaborations are unsuccessful, our technology development programs may be delayed or may not succeed.

At present the scope of our needs is somewhat limited to the expertise of personnel who are able to engineer ZFP transcription factors and apply them to gene regulation. In the future, we will need to hire additional personnel and develop additional academic collaborations as we continue to expand our research and development activities and to work on some of our planned projects, because these activities and projects will require additional expertise in disciplines applicable to the products we would develop with them. Further, our planned activities will require existing management to develop additional expertise. We do not know if we will be able to attract, retain or motivate the required personnel to achieve our goals.

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

We have generated operating losses since we began operations in 1995. The extent of our future losses and the timing of profitability are highly uncertain, and we may not be profitable in the foreseeable future. We have been engaged in developing our Universal Gene Recognition(TM) technology since inception, which has and will continue to require significant research and development expenditures. To date, we have generated our revenues from federal government research grants, Universal GeneTools(TM) collaboration agreements and a strategic partnership agreement. As of September 30, 2000, we had an accumulated deficit of approximately $15.0 million. Even if we succeed in increasing our current product and research revenue or developing additional commercial products, we expect to incur losses in the near future and may continue to incur losses for at least the next two years. These losses may increase as we expand our research and development activities. If the time required to generate significant product revenues and achieve profitability is longer than we currently anticipate, we may not be able to sustain our operations.

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

Our existing strategic partnering agreement is, and we would expect any future arrangement to be based on the achievement of milestones. Under the strategic partnering agreements, we expect to receive revenue for the research and development of a therapeutic product based on achievement of specific milestones. Achieving these milestones will depend, in part, on the efforts of our strategic partner as well as our own. In contrast, our current Universal GeneTools(TM) collaboration agreements only pay us to supply ZFP transcription factors for the collaborators' independent use, rather than for future results of the collaborators efforts. If we or any strategic partner fails to meet specific milestones, then the strategic partnership can be terminated which could decrease our revenues.

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

Conducting proprietary research programs may not generate corresponding revenue and may create conflicts with our collaborators or strategic partners. The implementation of this strategy will involve substantially greater business risks and the expenditure of significantly greater funds than our current research activities. In addition, these programs will require substantial commitments of time from our management and staff. Moreover, we have no experience in preclinical or clinical testing, obtaining regulatory approval or commercial-scale manufacturing and marketing of therapeutic products, and we currently do not have the resources or capability to manufacture therapeutic products on a commercial scale. In order for us to commercialize these products directly, we would need to develop, or obtain through outsourcing arrangements, the capability to execute all of these functions and to be able to market and sell products. We do not have these capabilities, and we may not be able to develop or otherwise obtain the requisite preclinical, clinical, regulatory, manufacturing, marketing and sales capabilities.

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

Anti-takeover provisions of Delaware law, in our certificate of incorporation and equity benefit plans may make a change in control of our company more difficult, even if a change in control would be beneficial to our stockholders. These provisions may allow our board of directors to prevent or make changes in the management and control of our company. In particular, our board of directors will be able to issue up to 5,000,000 shares of preferred stock with rights and privileges that might be senior to our common stock, without the consent of the holders of the common stock. Further, without any further vote or action on the part of the stockholders, the board of directors will have the authority to determine the price, rights, preferences, privileges and restrictions of the preferred stock. This preferred stock, if it is ever issued, may have preference over and harm the rights of the holders of common stock. Although the issuance of this preferred stock will provide us with flexibility in connection with possible acquisitions and other corporate purposes, this issuance may make it more difficult for a third party to acquire a majority of our outstanding voting stock. Similarly, our authorized but unissued common stock is available for future issuance without stockholder approval. In addition, our bylaws:

        - state that stockholders may not act by written consent but only at a stockholders' meeting;

        - establish advance notice requirements for nominations for election to the board of directors or proposing matters that can be acted upon at stockholders' meetings; and

        -       limit who may call a special meeting of stockholders.

Our stock price may be volatile, which could result in substantial losses for investors purchasing shares of common stock.

Volatility in the biotechnology market could cause you to incur substantial losses. The market price of our common stock has been and continues to be highly volatile. The market prices of securities of biotechnology companies are currently highly volatile. The market price of our common stock may fluctuate significantly in response to the following factors, some of which are beyond our control:

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

PART II. OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

The effective date of our first Registration Statement on Form S-1 filed under the Securities Act of 1933, as amended, relating to the initial public offering of our common stock was April 6, 2000. On the same date, we signed an underwriting agreement with Lehman Brothers, Chase H&Q, ING Barings LLC, and William Blair & Co., the managing underwriters for the initial public offering and the representatives of the underwriters named in the underwriting agreement, for the initial public offering of 3,500,000 shares of our common stock at an initial public offering price of $15 per share. The offering commenced on April 6, 2000 and was closed on April 11, 2000. The initial public offering resulted in gross proceeds of $52.5 million. We received net proceeds of $48.8 million after deducting underwriting discounts of $3.7 million. Expenses related to the offering totaled approximately $1.4 million.

Concurrently with the closing of the initial public offering, the 5,217,408 shares of convertible preferred stock outstanding at March 31, 2000 were automatically converted into 10,434,816 shares of common stock. In addition, the $12.5 million convertible debenture, together with accrued interest, with Edwards Lifesciences Corporation, also converted into common stock at $15 per share.

From the time of receipt through September 30, the Company has used the net proceeds from its initial public offering of Common Stock of the Company to invest in short-term and long-term, interest bearing, investment grade securities and has used its existing cash balances to fund the general operations of the Company. The proceeds will be used for general corporate purposes, including working capital and product development. A portion of the net proceeds may also be used to acquire or invest in complementary business or products or to obtain the right to use complementary technologies. The Company has no agreements or commitments with respect to any such acquisition or investments and the Company is not currently engaged in any material negotiations with respect to any such transaction. None of the Company's net proceeds of the Offering were paid directly or indirectly to any director, officer, general partner of the Company or their associates, persons owning 10% or more of any class of equity securities of the Company, or an affiliate of the Company. We expect that our use of proceeds from the offering will conform to the intended use of proceeds as described in our initial public offering prospectus dated April 6, 2000.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

Exhibit 27: Financial Data Schedule.

Reports: The Company did not file any reports on Form 8-K during the three months ended September 30, 2000.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SANGAMO BIOSCIENCES, INC.  Dated: October 31, 2000

                                        /s/ Edward O. Lanphier II
                                        ----------------------------------------
                                        Edward O. Lanphier II
                                        President, Chief Executive Officer

                                        /s/ Shawn K. Johnson
                                        ----------------------------------------
                                        Shawn K. Johnson
                                        Director of Finance
                                        Principal Accounting Officer

                                 EXHIBIT INDEX

Exhibit
Number                   Exhibit Description
------                   -------------------
 27                      Financial Data Schedule