Form 10-K
period 2000-12-31
SANGAMO BIOSCIENCES INC
filed 2001-03-22
CIK 1001233

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-K

   /X/     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
           SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

                            ------------------------

                           SANGAMO BIOSCIENCES, INC.

             (Exact name of registrant as specified in its charter)

          DELAWARE                         8731                        68-0359556
(STATE OR OTHER JURISDICTION   (PRIMARY STANDARD INDUSTRIAL         (I.R.S. EMPLOYER
     OF INCORPORATION OR          IDENTIFICATION NUMBER)       CLASSIFICATION CODE NUMBER)
        ORGANIZATION)

                        501 CANAL BOULEVARD, SUITE A100
                               RICHMOND, CA 94804
                                 (510) 970-6000
    (ADDRESS, INCLUDING ZIP CODE, AND TELEPHONE NUMBER, INCLUDING AREA CODE,
                OF THE REGISTRANT'S PRINCIPAL EXECUTIVE OFFICES)

                            ------------------------

Securities registered pursuant to Section 12(b) of the act: None

Securities registered pursuant to Section 12(g) of the act: Common stock $.01 par value
                                                       (TITLE OF CLASS)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

    The aggregate market value of the voting stock held by non-affiliates of the Registrant of the Common Stock listed on the NASDAQ Stock Market was $250,548,818 based on a closing stock price of $11.25 per share on March 15, 2001.

    The total number of shares outstanding of the Registrant's Common Stock was 22,271,006 as of March 15, 2001.

                      DOCUMENTS INCORPORATED BY REFERENCE

    Portions of Registrant's Definitive Proxy Statement filed with the Commission pursuant to Regulation 14A in connection with the Annual Meeting are incorporated herein by reference into Part III of this Report. Certain Exhibits filed with the Registrant's Registration Statement on Form S-1 (Registration No. 000-30171), are incorporated herein by reference into Part IV of this Report.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                PAGE
                                                              --------
PART I

Item 1. Business............................................      3
Item 2. Properties..........................................     28
Item 3. Legal Proceedings...................................     28
Item 4. Submission of Matters to a Vote of Security
  Holders...................................................     28

PART II

Item 5. Market for the Registrant's Common Stock and Related
  Stockholder Matters.......................................     29
Item 6. Selected Consolidated Financial Data................     30
Item 7. Management's Discussion and Analysis of Financial
        Condition and Results of Operations.................     31
Item 8. Financial Statements and Supplementary Data.........     35
Item 9. Changes in and Disagreements with Accountants on
        Accounting and Financial Disclosure.................     50

PART III

Item 10. Directors and Executive Officers of the
  Registrant................................................     51
Item 11. Executive Compensation.............................     55
Item 12. Security Ownership of Certain Beneficial Owners and
  Management................................................     55
Item 13. Certain Relationships and Related Transactions.....     55

PART IV

Item 14. Exhibits, Financial Statement Schedules and Report
  on Form 8-K...............................................     56

               SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

    Some statements contained in this prospectus are forward-looking with respect to our operations, economic performance and financial condition. Statements that are forward-looking in nature should be read with caution because they involve risks and uncertainties, which are included, for example, in specific and general discussions about:

    - our strategy;

    - sufficiency of our cash resources;

    - revenues from existing and new collaborations;

    - product development;

    - our research and development and other expenses;

    - our operational and legal risks; and

    - our plans, objectives, expectations and intentions and any other statements that are not historical facts.

    Various terms and expressions similar to them are intended to identify these cautionary statements. These terms include: "anticipates," "believes," "continues," "could," "estimates," "expects," "intends," "may," "plans," "seeks," "should" and "will." Actual results may differ materially from those expressed or implied in those statements. Factors that could cause these differences include, but are not limited to, those discussed under "Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations." Sangamo undertakes no obligation to publicly release any revisions to forward-looking statements to reflect events or circumstances arising after the date of this report. Readers are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this Annual Report.

                                    BUSINESS

OVERVIEW

    Sangamo is a leader in the research, development, and commercialization of transcription factors for the regulation of gene expression. Our Universal Gene Recognition-TM- platform is a proprietary technology based on engineering a naturally occurring class of transcription factors referred to as zinc finger DNA-binding proteins, or ZFPs. We believe that Universal Gene Recognition-TM- is a fundamentally enabling technology, widely applicable to pharmaceutical discovery, development of human therapeutics, plant agriculture, industrial biotechnology and clinical diagnostics. We intend to commercialize our technology broadly over its many applications.

BACKGROUND

    GENES AND GENE EXPRESSION. Deoxyribonucleic acid, or DNA, is present in all cells and is responsible for determining the inherited characteristics of all living organisms. DNA is arranged on chromosomes in individual units called genes. Genes encode proteins, which are assembled through the processes of transcription, whereby DNA is transcribed into ribonucleic acid, or RNA, and translation, whereby RNA is translated into protein. DNA, RNA, and proteins represent many of the molecular targets for pharmaceutical drug discovery and therapeutic intervention.

    The human body is composed of specialized cells that perform different functions and are thus organized into tissues and organs. All cells in an individual's body contain the same set of genes. However, only a fraction of these genes are turned on, or expressed, in an individual human cell at any given time. Genes are turned on or turned off (activated or repressed) in response to a wide variety of stimuli and developmental signals. Different sets of genes are expressed in distinct types of cells. It is this pattern of gene expression that determines the structure, biological function, and health of all cells, tissues, and organisms. The aberrant expression of certain genes can lead to disease.

    TRANSCRIPTION FACTORS. Regulation of gene expression is controlled by proteins, called transcription factors, which bind to DNA. A transcription factor regulates gene expression by recognizing and binding to a specific DNA sequence associated with a particular gene and causing that gene to be activated or repressed. In all higher organisms, transcription factors consist of two components: the first is a DNA-binding element, or domain, that recognizes a specific DNA sequence and thereby directs the transcription factor to the proper chromosomal location; the second is a functional domain that determines whether the gene at that location is activated or repressed.

    CHROMATIN ARCHITECTURE. In order to efficiently organize the massive amounts of genetic information present in every cell, DNA is packaged within a structure known as chromatin, which renders certain areas of DNA less accessible than others. One way that cells are able to control chromatin structure, and make it accessible, is through the action of specific enzymes that target certain regulatory regions within chromatin. It is through the action of these enzymes that the chromatin structure within the nucleus is altered, and DNA is made more or less accessible to transcriptional machinery. Our process for the identification of ZFP transcription factors that regulate a target gene involves examining the chromatin structure of the gene to identify regions that are accessible for binding to ZFP transcription factors.

    THE GENOMICS REVOLUTION. Genomics refers to the sequencing and functional analysis of the complete set of genes of diverse organisms throughout the animal, plant, and microbial world. Enormous scientific and financial resources have been dedicated to the sequencing of all human genes, including the Human Genome Project and other publicly and privately funded genomics initiatives. The sequence of the human genome was published in 2001.

    Over the past decade, genomics research has produced a significant quantity of information on the location, sequence, and structure of thousands of genes. The number of genes in the human genome is currently believed to be approximately 30,000 unique genes. The challenge facing the pharmaceutical and other life science industries is how to derive medically and commercially valuable knowledge about the function of these genes from this large accumulation of new genomic sequence information.

    GENOME-BASED DRUG DISCOVERY AND OTHER APPLICATIONS. The completion of the sequence of the entire human genome, with its bounty of new genes and potential drug discovery targets, simultaneously poses a competitive challenge and offers a significant commercial opportunity for every pharmaceutical company to:

    - accelerate the identification of drug targets from thousands of newly discovered genes whose functions are unknown or poorly understood;

    - sort through the hundreds of potential drug targets to confirm those for which proprietary drugs may be successfully developed;

    - increase the accuracy and efficiency of the process by which pharmaceutical researchers screen large libraries of chemical compounds to identify those which have therapeutic activity, known as compound screening; and

    - discover new therapeutics that can control disease through the regulation of genes.

    The genomics revolution is also providing the sequences of plant genomes. Likewise, this poses a similar set of challenges and opportunities to agricultural biotechnology researchers, including identification of agriculturally important genes, the assessment of which genes may provide commercially important traits and the development of improved agrochemicals and crops. In another application of genomics research, bacteria, yeast and plants may be used for the biological production of industrial chemicals.

    Our technology, which enables the design of transcription factors to regulate genes, could have significant commercial utility in each of the applications listed above.

SANGAMO'S UNIVERSAL GENE RECOGNITION-TM- TECHNOLOGY PLATFORM

    Our Universal Gene Recognition-TM- platform is a proprietary technology for the regulation of gene expression. The Sangamo platform combines the engineering of a class of transcription factors called zinc finger DNA-binding proteins (or
ZFPs) with our knowledge of the chromatin structure of individual target genes. ZFP transcription factors (or ZFP TFs) have two distinct elements, or domains: a DNA-recognition domain that directs the transcription factor to the proper chromosomal location by recognizing a specific DNA sequence, and a functional domain that causes the gene to be activated or repressed. This two-component structure of our engineered ZFP TFs is modeled on the structure of naturally occurring transcription factors in all higher organisms.

    Consistent with this two-domain structure, we take a modular approach to the design of engineered ZFP TFs. The recognition domain is composed of one or more zinc fingers. Each finger recognizes and binds to a three base pair sequence of DNA. Multiple fingers can be linked together to recognize longer stretches of DNA. By modifying those portions of a ZFP that interact with DNA, we believe we can create new ZFPs capable of recognizing DNA sequences in virtually any gene whose sequence is known.

    The ZFP DNA recognition domain is coupled to a functional domain, creating a ZFP TF capable of controlling or regulating the target gene in a desired manner. For instance, an activation domain causes a target gene to be turned on. Alternatively, a repression domain causes the gene to be turned off. It is also possible to use the ZFP TF in a way that temporarily activates or represses a gene. This conditional regulation of a gene allows the effects of gene expression to be controlled in a reversible fashion.

    An important variable influencing the expression of a specific gene in an individual cell is the surrounding chromosomal environment. Though every gene exists within every cell in the human body, only a small percentage of genes are activated in any given cell. To manage this genetic information efficiently, nature has evolved a sophisticated system that facilitates access to specific genes. This system relies on a DNA-protein complex called chromatin to efficiently package the genetic information that exists within each cell, thereby making certain genes in certain cells more readily accessible to transcription factors. By manipulating chromatin, Sangamo scientists have been able to more effectively access and regulate specific genes. Complementing this understanding of chromosomal architecture is a growing appreciation of the role that regulatory DNA sequences play in gene regulation. Regulatory DNA determines when and how a gene is regulated. By applying our knowledge of this specialized regulatory machinery, we believe we can more efficiently and predictably control gene function.

    In order to regulate a gene, the ZFP TF must be delivered to a cell. We have licensed gene transfer technology from Targeted Genetics, Inc. for use with our Universal GeneTools-TM- in pharmaceutical discovery. We are evaluating this and other technologies for the delivery of ZFP TFs into cells for IN VITRO and IN VIVO applications.

    To date, we have generated thousands of ZFPs and have tested their affinity, or tightness of binding, to their DNA target, and their specificity, or preference for their intended DNA target. We have developed standardized methods for the design, selection and assembly of ZFPs capable of binding to a wide spectrum of DNA sequences. We have linked ZFPs to functional domains to create ZFP TFs and have demonstrated the ability of these ZFP TFs to regulate a number of commercially important genes. We have also shown that engineered ZFP TFs can detect discrete changes in the sequences of medically interesting genes.

THE SANGAMO ADVANTAGE

    We believe that the unique features of our ZFP TFs will result in important technical advantages as compared to other technologies. Among the advantages of our ZFP TF-based approach to gene regulation are:

    - ZFP TFs normally regulate genes in all higher organisms;

    - ZFPs can be designed to recognize unique DNA sequences, resulting in the ability to distinguish a single gene within the entire genome;

    - ZFP TFs can activate or repress genes, enhancing their versatility;

    - ZFP TFs can be used to regulate gene expression in humans, animals, plants, microbes and viruses; and

    - ZFP TFs can themselves be activated and repressed, allowing conditional and reversible regulation of a gene.

    We believe that the technical advantages of Universal Gene Recognition-TM-create leverage across multiple applications, products, markets, and commercial partners. While there are multiple market opportunities for our technology, we are concentrating our internal resources primarily on pharmaceutical discovery research and human therapeutics. While we also intend to leverage our technology in the areas of plant agriculture, diagnostics, and industrial biotechnology, this will be done in conjunction with corporate partners who have an established commercial focus in those areas.

    HUMAN THERAPEUTICS

    - HUMAN THERAPEUTICS. ZFP-Therapeutics-TM- are transcription factors developed as pharmaceutical products to treat a broad spectrum of diseases through the regulation of disease-related genes in the patient.

    - MANUFACTURING OF PROTEIN PHARMACEUTICALS. We believe that ZFP-engineered cell lines can be used in methods for production of commercially relevant protein pharmaceuticals.

    PHARMACEUTICAL DISCOVERY RESEARCH

    - DISCOVERY OF NEW GENES AND TARGETS. ZFP TFs can be used to change patterns of gene expression in cells and to determine the consequences associated with these changes.

    - VALIDATION OF GENE TARGETS. ZFP TFs can be engineered to target a specific gene which is critical to researchers trying to confirm the validity of gene targets for drug development.

    - ANIMAL MODELS OF HUMAN DISEASES. The reversible expression of ZFP TFs and the regulation of a specific gene IN VIVO is a desirable feature in animal models.

    - ASSAY DEVELOPMENT. The regulation of multiple genes may be an effective approach to the engineering of proprietary cells for the screening and identification of new pharmaceutical product candidates.

    AGRICULTURAL AND INDUSTRIAL BIOTECHNOLOGY

    - AGRICULTURAL BIOTECHNOLOGY. ZFP TFs can be used to regulate genes in plants, potentially leading to applications in the identification of plant genes, agrochemical discovery, and the development of new crops with enhanced nutritional properties.

    - INDUSTRIAL BIOTECHNOLOGY. ZFP TFs may be used to regulate genes in yeast, other microorganisms and plants which may permit the expanded use of engineered organisms for the manufacture of industrial chemicals.

    DNA DIAGNOSTICS

    - SNP DETECTION. The specificity of ZFPs permits the detection of single base pair differences in DNA, also known as single nucleotide polymorphisms, or SNPs. We believe SNPs are likely to become increasingly important in clinical diagnosis to determine an individual's susceptibility to disease or probable response to drug therapy.

COMMERCIAL APPLICATIONS

    We are pursuing commercial applications of our Universal Gene
Recognition-TM- technology in pharmaceutical discovery, therapeutics for the treatment of human diseases, plant agricultural, industrial biotechnology, and clinical diagnostics.

SANGAMO'S BUSINESS PLATFORM

UNIVERSAL GENETOOLS-TM- FOR PHARMACEUTICAL DISCOVERY

    We are applying Universal GeneTools-TM- to assist pharmaceutical researchers in their efforts to capitalize on the large accumulation of new genetic information being generated by the genomics revolution. Among the challenges that researchers must address are:

    - identifying disease-related genes;

    - confirming the validity of these genes and their protein products as appropriate targets for drug discovery by determining the function and suitability of targets for therapeutic intervention;

    - testing the gene targets in both cell-based and animal-based model systems; and

    - for validated drug targets, screening large collections of chemicals to identify chemical leads for drug development.

    We believe our Universal GeneTools-TM- can accelerate the pace and quality of genome-based drug discovery at each of these critical steps.

    UNIVERSAL GENETOOLS-TM- FOR VALIDATION OF DRUG TARGETS

    As the number of genes identified as potential drug targets increases, the need to rapidly and efficiently confirm their role in disease increases as well. ZFP TFs are designed to regulate the expression of genes in cells and animals to determine their role in a particular disease. We, and our Universal GeneTools-TM- collaborators, have demonstrated the use of ZFP TFs in gene regulation in multiple cell models of gene expression, and are applying the technology to validate gene targets in animal models of human disease.

    The use of ZFP TFs addresses a number of technical challenges associated with target validation studies in animals. Typically, animal models are genetically engineered mice in which a target gene has been disrupted, or knocked out. Generating a knockout mouse is labor intensive and can take one year or more. We believe the development time for mice which have been engineered with ZFP TFs, or ZFP-Transgenic-TM- mice, may be much faster than standard knockouts. In addition, researchers should gain more information from ZFP-Transgenic-TM- models because ZFP TFs can themselves be regulated thus permitting the reversible regulation of a target gene. This conditional control of genes in ZFP-Transgenic-TM- models should be a distinct advantage over conventional knockouts for the functional study of genes required during normal development. If an essential gene is knocked out, the knockout mouse will not grow to maturity. With ZFP TF gene regulation, however, we believe researchers will be able to regulate essential genes at virtually any point in the animal's development. This enables the study of a gene's function in mature animals without altering the animal's normal development. We are working closely with some of our Universal GeneTools-TM- collaborators, as well as with academic collaborators on ZFP-Transgenic-TM- models.

    To date, we have entered into Universal GeneTools-TM- agreements with 22 leading pharmaceutical and biotechnology companies or their subsidiaries. These collaborators are applying our ZFP TFs to the validation of gene targets from several organisms for drug discovery. ZFP TFs are being incorporated into both cells and animals for this purpose. We are working with many of these companies to lay the basis for additional and expanded collaborations and increased market acceptance of our Universal GeneTools-TM- (see "Corporate Collaborations--Universal GeneTools-TM- Collaborations").

    ZFP-ENGINEERED CELLS FOR IDENTIFICATION OF DRUG CANDIDATES

    We, as well as certain Universal GeneTools-TM- collaborators, are incorporating ZFP TFs into appropriate cell lines for the purpose of screening chemical compounds for drug discovery. In particular, we are engineering cell lines that permit the regulation of validated gene targets. Activating a gene may allow pharmaceutical researchers to increase the sensitivity, or responsiveness, to a given concentration of test compound in an assay. In addition, if a response is observed when the gene is both activated or repressed, it can be concluded that the test compound is not acting through the protein encoded by that gene and may be showing a false positive result.

    We intend to commercialize ZFP-engineered cell lines for screening drug product candidates by developing relationships with strategic partners in our Universal GeneTools-TM- business. Cell lines will be engineered and optimized by Sangamo scientists and transferred to our partners for use in their drug screening operations.

ZFP-THERAPEUTICS-TM-

    The promise of genome-based drug discovery includes the increasing supply of new drug targets, some of which are not amenable to current drug development approaches. ZFP TFs may offer a highly specific approach to regulation of disease-related genes. Due to alternative gene splicing, human genes make many more and different proteins per gene than lower organisms. Because our ZFP TFs act directly on the endogenous gene, they allow us to control this important variable. In addition, the regulatory patterns governing human genes are more complex than those of other organisms. Understanding this regulatory DNA is important, and Sangamo is a leader in the analysis and utilization of the regulatory genome. We are developing ZFP-Therapeutics-TM-, for the treatment of human illnesses such as cardiovascular, infectious and ophthalmic diseases, and cancer.

    CARDIOVASCULAR DISEASE

    Cardiovascular disease is the leading cause of death in the United States with nearly one million deaths annually. Approximately 700,000 Americans undergo angioplasty (a procedure designed to open coronary blood vessels) each year due to cardiovascular disease. Approximately 35% of these patients suffer from restenosis, or partial reclosing of treated blood vessels, and require a second procedure or more invasive surgery such as coronary bypass.

    There is increasing interest in the development of therapeutic approaches to cardiovascular disease that might stimulate the human body's natural ability to form new blood vessels. This natural process is called angiogenesis. We have developed ZFP TFs designed to activate the expression of angiogenic factors called vascular endothelial growth factors, or VEGFs for this purpose.

    We believe an advantage of the ZFP-therapeutic approach is the potential ability to activate several therapeutically relevant genes by targeting a conserved DNA sequence in each gene. If successful this may provide a more effective biological stimulation of angiogenesis. To date we have seen encouraging preclinical results in two animal models. We are currently planning more extensive studies in an animal model designed to mimic the human disease condition. Our VEGF program is unique among approaches being explored by other companies. Rather than utilize a specific protein or single cDNA clone in which only a single form of VEGF is administered, we are activating the endogenous VEGF gene in its many forms. This is a critical difference as VEGF, in its natural state, has multiple variants that are involved in the normal physiological response. Our scientists have published research demonstrating that we can stimulate the production of VEGF splice variants in the same proportions normally observed in nature. In addition, our researchers are actively investigating other cardiovascular targets.

    REPRESSION OF ANGIOGENESIS FOR CANCER AND DIABETIC RETINOPATHY

    In contrast to cardiovascular disease, there are diseases that might benefit from the inhibition of angiogenesis. Solid tumors require the ingrowth of new blood vessels if they are to grow beyond a few millimeters in diameter. Tumor cells frequently signal for additional blood supply by secreting VEGF. Inhibition of new blood vessel growth with ZFP-Therapeutics-TM- may prevent this angiogenesis and slow or halt solid tumor growth. Other ZFP TF approaches that we are investigating involve tumor suppressor genes and activation of immune stimulants.

    Diabetic retinopathy, the leading cause of blindness among diabetics, is the result of uncontrolled vascularization of the retina and appears to be due to the over production of angiogenic factors such as VEGF. We believe that ZFP TFs designed to repress the expression of VEGF and other angiogenic factors may slow or reverse this process.

    We have designed multiple ZFP TFs designed to repress the expression of the VEGF gene. These ZFP TFs have shown repression of VEGF expression in cultured cells derived from primary human tumors. We intend to test this same approach in animal models of angiogenesis and cancer.

    HEPATITIS B VIRAL DISEASE

    Hepatitis B Virus, or HBV, is a worldwide health problem and is endemic in many regions of Asia and Africa. Although HBV infection can generally be prevented by vaccination, HBV remains a major clinical problem. It is estimated that there are 400 million chronic HBV carriers worldwide. The consequences of HBV infection include chronic active hepatitis and liver cirrhosis, the latter of which is a major cause of death. The risk of liver cancer in HBV carriers is estimated to be 100 times greater than in uninfected individuals.

    Sangamo has designed several candidate ZFP TFs for the repression of HBV genes and tested these in cell-based models of HBV gene expression and HBV replication. Preliminary data suggests that some of these ZFP TFs can efficiently repress HBV gene expression. These proteins are being prepared for testing in animal models of HBV disease.

    COMMERCIALIZATION OF ZFP-THERAPEUTICS-TM-

    We plan to develop and commercialize ZFP-Therapeutics-TM- in partnership with pharmaceutical and biotechnology companies. For certain ZFP-Therapeutics-TM- we intend to negotiate partnerships with terms that will provide partners with exclusive rights to the regulation of specific genes, delineating in exact terms the clinical indications and geographic areas covered under the agreement. We intend to commence additional therapeutic programs and, for certain ZFP-Therapeutics-TM-, we intend to retain commercial product rights.

ZFP TRANSCRIPTION FACTORS FOR PLANT AGRICULTURE

    The multibillion-dollar agrochemical industry is undergoing a transition to genome-based product discovery that is parallel to that of the worldwide pharmaceutical industry. In a relatively recent development, the genomics revolution has been applied to the sequencing of plant genes from some of the world's largest commercial crops. We believe that the genomes of most commercially important plants will be sequenced over the next several years. Similar to trends in pharmaceutical research, discovery of thousands of plant genes is creating enormous demand for technologies that can help ascertain gene function, identify important gene and agrochemical targets and regulate those genes through improved transgenic plants.

    Natural ZFP TFs also regulate genes in plants. The ability to identify and subsequently regulate the expression of genes with ZFP TFs could lead to the creation of new plants that may increase crop yields, lower production costs, resist herbicides, pesticides and plant pathogens, and permit the development of branded agricultural products with unique nutritional and processing characteristics. In addition, ZFP TFs may be used to confirm the role of newly discovered genes in plant growth, metabolism and resistance to pathogens.

ZFP-ENGINEERED CELL LINES FOR THE PRODUCTION OF PHARMACEUTICALS

    Protein pharmaceuticals manufactured with genetically modified cells now account for more than $10 billion in annual worldwide sales. By using ZFP TFs to activate the expression of endogenous genes encoding therapeutic proteins in cells, we are able to genetically engineer these cells for new production methods for protein pharmaceuticals and for the expression of therapeutically relevant antigens for creation of antibodies.

ZFPS FOR PHARMACOGENOMICS AND CLINICAL DIAGNOSTICS

    Single nucleotide polymorphisms, or SNPs, are DNA sequence variations at specific chromosomal sites. SNPs have been the subject of increasing research in recent years. Some SNPs are strongly associated with some disease states, providing indicators of disease susceptibility and how individual patients might respond to a particular drug therapy. The pharmaceutical industry is investing in technology to monitor and record patient SNPs in clinical trials and to correlate clinical outcomes with SNP status.

    We have shown that ZFPs can effectively detect small variations in DNA sequences and therefore may be used to detect SNPs in clinical samples. Further, we believe that ZFPs have the potential to eliminate the extensive manipulation of patient DNA samples, reducing the time and cost, and increasing the accuracy of diagnostic assays.

    We intend to commercialize ZFPs for SNP detection and DNA diagnostics in conjunction with partners engaged in the development of SNP diagnostic technology or the manufacturing and marketing of clinical diagnostics.

ZFP TRANSCRIPTION FACTORS FOR INDUSTRIAL BIOTECHNOLOGY

    The U.S. chemical industry is undertaking a major strategic initiative to develop bacterial, fungal, and plant biological systems for the production of industrial chemicals. This initiative is motivated by considerations of product performance, capital costs, environmental impact, and dependence on fossil fuels to provide the raw materials for the production of many chemical intermediates in the United States and around the world.

    A principal challenge in harnessing biological systems for this purpose is engineering bacterial and fungal cells and plants to achieve predictable and specific regulation of multiple genes. ZFP TFs may be applicable for this task.

    ZFP TFs may prove to be a commercially feasible approach for the engineering of cells and plants for the biological production of industrial chemicals and food additives. We intend to seek strategic relationships with corporate partners in the chemical and food processing industries to develop and commercialize applications of Universal Gene Recognition-TM- in industrial biotechnology.

CORPORATE COLLABORATIONS

    We intend to apply our ZFP TF technology platform in several commercial applications where the products provide ourselves and our strategic partners and collaborators with technical and economic advantages. We have established and will continue to pursue Universal GeneTools-TM- collaborations and strategic partnerships with selected pharmaceutical and biotechnology companies to fund internal research and development activities and to assist in product commercialization.

EDWARDS LIFESCIENCES STRATEGIC PARTNERSHIP

    In January 2000, we announced the initiation of a therapeutic product development collaboration with Edwards Lifesciences Corporation. Under the agreement, we have licensed to Edwards on a worldwide, exclusive basis, ZFP-Therapeutics-TM- for use in the activation of VEGFs and VEGF receptors in cardiovascular and peripheral vascular diseases. Edwards purchased a $5 million note that converted, together with accrued interest, into common stock at the time of our initial public offering at the IPO price. We have received
$1 million in research funding from Edwards, some of which has not yet been recognized. In March 2000, Edwards purchased a $7.5 million convertible note in exchange for a right of first refusal for three years to negotiate a license for additional ZFP-Therapeutics-TM- in cardiovascular and peripheral vascular diseases. Together with accrued interest, this note converted into common stock at the time of our initial public offering at the IPO price. We will be responsible for advancing product candidates into preclinical animal testing. Edwards will be responsible for preclinical development, regulatory affairs, clinical development and the sales and marketing of the ZFP-Therapeutic-TM- products. In the future, we may receive up to $26 million in milestone payments in connection with the development and commercialization of the first product under this agreement. Sangamo will also receive royalties on product sales. There is no assurance that the companies will achieve our development and commercialization milestones. Edwards has the right to terminate the agreement at any time upon 90 days written notice. In the event of termination, we retain all payments previously received.

UNIVERSAL GENETOOLS-TM- COLLABORATIONS

    We began marketing our Universal GeneTools-TM- products to the pharmaceutical and biotechnology industry in 1998. Our Universal GeneTools-TM-business is based upon the delivery of an engineered ZFP TF which is capable of regulating the expression of a gene for which it is specifically designed and targeted. Since 1998, we have entered into Universal GeneTools-TM-collaborations with 22 leading pharmaceutical or biotechnology companies or their subsidiaries.

    Our Universal GeneTools-TM- agreements generally contain the following terms:

    - collaborators provide us with the gene target they wish to study and we design and deliver ZFP TFs designed specifically for that collaborator's gene target;

    - collaborators retain all their rights in confidential gene targets and any data they generate with our ZFP TFs;

    - collaborators must provide us with the DNA sequence for the genes they wish to regulate;

    - in most agreements, we retain the rights to make, use, develop, and sell any product or service utilizing the ZFP TFs we provide to our collaborators. In the other agreements, however, our rights are limited, but we do not regard these limitations as material to our business;

    - many of our agreements provide that collaborators make a partial payment for ZFP TFs during the design stage, and complete their payment after receipt of the ZFP TFs. The agreements do not provide for milestone or royalty payments.

    To date, we have not licensed any intellectual property rights to our current Universal GeneTools-TM- collaborators that we believe are material to our business. Our Universal GeneTools-TM- collaborators are under no obligation to pursue product development programs with us, to use our technology, or to purchase any additional product from us. See "Risk Factors--Commercialization of our technologies depends on strategic partnering with other companies, and if we are not able to find strategic partners in the future, we may not be able to develop our technologies or products which could slow our growth and decrease our revenues."

PLANT AGRICULTURE COLLABORATION

    To commercialize ZFP TFs in agricultural biotechnology, we intend to seek strategic relationships with corporate partners having capabilities in the research, development and commercialization of agricultural products. In January 2001, we announced our first plant agriculture collaboration with Renessen LLC, a joint venture between Cargill and Monsanto Company. Under the terms of the agreement, Sangamo will receive certain payments, including research funding and royalties on product sales. In return, Renessen will receive the right to commercialize ZFP-engineered seeds for specific applications in the animal feed and processing industries.

INTELLECTUAL PROPERTY AND TECHNOLOGY LICENSES

    Our success and ability to compete is dependent in part on the protection of our proprietary technology and information. We rely on a combination of patent, copyright, trademark and trade secret laws, as well as confidentiality agreements and licensing agreements, to establish and protect our proprietary rights. We have licensed intellectual property directed to the design, selection and use of ZFPs and ZFP TFs for gene regulation from the Massachusetts Institute of Technology, Johnson and Johnson, The Scripps Research Institute and the Medical Research Council. These licenses grant us rights to make, use and sell ZFPs and ZFP TFs under seven families of patent filings. All of these patent families have been filed in the United States and three have been filed internationally in selected countries. These patent filings have resulted in four issued U.S. patents to date. We believe these licensed patents and patent applications include several of the early and important patent filings directed to design, selection and use of ZFPs and ZFP TFs.

    We also have pending twenty families of U.S. patent filings based on Sangamo's internal research, four of which have been filed internationally in selected countries to date, directed to improvements in the design and use of ZFPs and ZFP TFs. We have also licensed five issued U.S. patents directed to hybrid DNA-binding proteins in which a DNA-binding domain is linked to a detection domain for diagnostic purposes. In the aggregate, we believe that our licensed patents and patent applications, as well as the pending Sangamo patent applications, will protect the commercial development of ZFPs and ZFP TFs. If we are successful in the development and commercialization of our products, we will be obligated by our license agreements to make milestone and royalty payments to some or all of the licensors mentioned above. We believe that total payments under these agreements over the next three years should not exceed $1 million. For risks associated with our intellectual property, see "Risk Factors--Because it is difficult and costly to protect our proprietary rights, and third parties have filed patent applications that are similar to ours, we cannot ensure the proprietary protection of our technologies and products." We plan to continue to license and to internally generate intellectual property covering the design, selection, generation and composition of ZFPs, the genes encoding these proteins and the application of ZFPs and ZFP TFs in pharmaceutical discovery, therapeutics for the treatment of human diseases, clinical diagnostics, and agricultural and industrial biotechnology applications.

    Although we have filed for patents on some aspects of our technology, we cannot assure you that patents will issue as a result of these pending applications or that any patent that has or may be issued will be upheld. Despite our efforts to protect our proprietary rights, existing patent, copyright, trademark and trade secret laws afford only limited protection, and we cannot assure you that our intellectual property rights, if challenged, will be upheld as valid or will be adequate to protect our proprietary technology and information. In addition, the laws of some foreign countries may not protect our proprietary rights to the same extent as do the laws of the United States. Attempts may be made to copy or reverse engineer aspects of our technology or to obtain and use information that we regard as proprietary. Our patent filings may be subject to interferences. Litigation or opposition proceedings may be necessary in the future to enforce or uphold our intellectual property rights, to determine the scope of our licenses, or determine the validity and scope of the proprietary rights of others. The defense and prosecution of intellectual property lawsuits, United States Patent and Trademark Office interference proceedings and related legal and administrative proceedings in the United States and internationally involve complex legal and factual questions. As a result, these proceedings would be costly and time-consuming to pursue, and result in diversion of resources. The outcome of these proceedings is uncertain and could significantly harm our business.

    We have received unsolicited invitations to license existing patented technology from a number of third parties, at least one of which contained an allegation of infringement. No litigation is being threatened and no license fees have been proposed. Upon careful analysis of each of these technologies, we have determined that we already own rights to these technologies or that our scientific and commercial interests would not benefit from the acquisition of rights to these technologies. Further, we believe that the making, using or selling of our products and processes need not infringe any claims in the proffered patents. Accordingly, we have declined to enter into license negotiations with these parties. We cannot assure you, however, that these parties will not bring future actions against us, our collaborators or strategic partners alleging infringement of their patents. As detailed above, the outcome of any litigation, particularly lawsuits involving biotechnology patents, is difficult to predict and likely to be costly regardless of the outcome. In these circumstances, i.e. litigation, the risks of a negative impact on our business can neither be clearly defined nor entirely eliminated.

    In the future, however, third parties may assert patent, copyright, trademark and other intellectual property rights to technologies that are important to our business. Any claims asserting that our products infringe or may infringe proprietary rights of third parties, if determined adversely to us, could significantly harm our business. Any claims, with or without merit, could result in costly litigation, divert the efforts of our technical and management personnel or require us to enter into or modify existing royalty or licensing agreements, any of which could significantly harm our business. Royalty or licensing agreements, if required, may not be available on terms acceptable to us, if at all. See "Risk Factors--Because it is difficult and costly to protect our proprietary rights, and third parties have filed patent applications that are similar to ours, we cannot ensure the proprietary protection of our technologies and products."

COMPETITION

    We believe that we are a leader in the field of ZFP TF gene regulation. We are aware that there are many companies focused on other methods for regulating gene expression and a limited number of commercial and academic groups pursuing the development of ZFP gene regulation technology. The field of regulation of gene expression is highly competitive, and we expect competition to persist and intensify in the future from a number of different sources, including pharmaceutical and biotechnology companies, academic and research institutions, and government agencies that will seek to develop technologies that will compete with our Universal Gene Recognition technology platform.

    Any products that we develop using our Universal Gene Recognition-TM-technology will participate in highly competitive markets. Many of our potential competitors in these markets, either alone or with their collaborative partners, may have substantially greater financial, technical and personnel resources than we do, and they may succeed in developing technologies and products that would render our technology obsolete or noncompetitive. In addition, many of those competitors have significantly greater experience than we do in their respective fields.

    Accordingly, our competitors may succeed in obtaining patent protection, receiving FDA approval or commercializing ZFP TFs or other competitive products before us. If we commence commercial product sales, we will be competing against companies with greater marketing and manufacturing capabilities, areas in which we have limited or no experience. In addition, any product candidate that we successfully develop may compete with existing products that have long histories of safe and effective use.

    Competition may also arise from other drug development technologies and methods of preventing or reducing the incidence of disease, small molecule therapeutics, or other classes of therapeutic agents.

    We expect to face intense competition from other companies for collaborative arrangements with pharmaceutical, biotechnology, agricultural and chemical companies, for establishing relationships with academic and research institutions, and for licenses to proprietary technology. These competitors, either alone or with their collaborative partners, may succeed in developing technologies or products that are more effective or less costly than ours.

    Our ability to compete successfully will depend, in part, on our ability to:

    - develop proprietary products;

    - develop and maintain products that reach the market first, are technologically superior to or are of lower cost than other products in the market;

    - attract and retain scientific and product development personnel;

    - obtain and enforce patents, licenses or other proprietary protection for our products and technologies;

    - obtain required regulatory approvals; and

    - manufacture, market and sell any product that we develop.

GOVERNMENT REGULATION

    We have not applied for any regulatory approvals with respect to any of our technology or products under development. We anticipate that the production and distribution of any therapeutic or diagnostic products developed, either alone or with our strategic partners or collaborators, will be subject to extensive regulation in the United States and other countries. We intend to pursue therapeutic, diagnostic, agricultural and industrial biotechnology products, some of which may be subject to different government regulation.

    Before marketing in the United States, any pharmaceutical, therapeutic or diagnostic products developed by us must undergo rigorous preclinical testing and clinical trials and an extensive regulatory clearance process implemented by the FDA under the federal Food, Drug and Cosmetic Act. The FDA regulates, among other things, the development, testing, manufacture, safety, efficacy, record keeping, labeling, storage, approval, advertising, promotion, sale and distribution of biopharmaceutical products. The regulatory review and approval process, which includes preclinical testing and clinical trials of each product candidate, is lengthy, expensive and uncertain. Securing FDA approval requires the submission of extensive preclinical and clinical data and supporting information to the FDA for each indication to establish a product candidate's safety and efficacy. The approval process takes many years, requires the expenditure of substantial resources, involves post-marketing surveillance, and may involve ongoing requirements for post-marketing studies. Before commencing clinical investigations in humans, we must submit to, and receive approval from, the FDA of an Investigational New Drug application. We expect to rely on some of our strategic partners to file Investigational New Drug applications and generally direct the regulatory approval process for some products developed using our Universal Gene Recognition-TM- technology.

    Clinical testing must meet requirements for:

    - institutional review board oversight;

    - informed consent;

    - good clinical practices; and

    - FDA oversight.

    Before receiving FDA clearance to market a product, we must demonstrate that the product is safe and effective on the patient population that will be treated. If regulatory clearance of a product is granted, this clearance is limited to those specific states and conditions for which the product is useful, as demonstrated through clinical studies. Marketing or promoting a drug for an unapproved indication is generally prohibited. Furthermore, clearance may entail ongoing requirements for post-marketing studies. Even if this regulatory clearance is obtained, a marketed product, its manufacturer and its manufacturing facilities are subject to continual review and periodic inspections by the FDA. Discovery of previously unknown problems with a product, manufacturer or facility may result in restrictions on this product or manufacturer, including costly recalls or withdrawal of the product from the market.

    The length of time necessary to complete clinical trials varies significantly and may be difficult to predict. Clinical results are frequently susceptible to varying interpretations that may delay, limit or prevent regulatory approvals. Additional factors that can cause delay or termination of our clinical trials, or the costs of these trials to increase, include:

    - slow patient enrollment due to the nature of the protocol, the proximity of patients to clinical sites, the eligibility criteria for the study or other factors;

    - inadequately trained or insufficient personnel at the study site to assist in overseeing and monitoring clinical trials;

    - delays in approvals from a study site's review board;

    - longer treatment time required to demonstrate effectiveness or determine the appropriate product dose;

    - lack of sufficient supplies of the product candidate;

    - adverse medical events or side effects in treated patients; and

    - lack of effectiveness of the product candidate being tested.

    In addition, the field testing, production and marketing of genetically engineered plants and plant products are subject to federal, state, local and foreign governmental regulation. Regulatory action or private litigation could also result in expenses, delays or other impediments to our product development programs or the commercialization of resulting products.

    The FDA currently applies the same regulatory standards to foods developed through genetic engineering as applied to foods developed through traditional plant breeding. Genetically engineered food products, however, will be subject to premarket review if these products raise safety questions or are deemed to be food additives. Our products or those of our strategic partners may be subject to lengthy FDA reviews and unfavorable FDA determinations.

    International Biosafety Protocols have been announced in which signatory states may require that genetically engineered food products be labeled as such. Additional and more restrictive international or foreign policies may be developed which further limit our ability to pursue our business plan in relation to agricultural biotechnology.

    Outside the United States, our ability to market a product is contingent upon receiving a marketing authorization from the appropriate regulatory authorities. The requirements governing the conduct of clinical trials, marketing authorization, pricing and reimbursement vary widely from country to country. At present, foreign marketing authorizations are applied for at a national level, although within the European Community registration procedures are available to companies wishing to market a product in more than one EC member state. If the regulatory authority is presented with adequate evidence of safety, quality and efficacy they will grant a marketing authorization. This foreign regulatory approval process involves all of the risks associated with FDA clearance discussed above.

    We intend to consult with, and when appropriate, to hire personnel with expertise in regulatory affairs to assist us in obtaining appropriate regulatory approvals as required. We also intend to work with our strategic partners and collaborators that have experience in regulatory affairs to assist us in obtaining regulatory approvals for collaborative products. See "Risk Factors--Our potential therapeutic products are subject to a lengthy and uncertain regulatory process, and if these potential products are not approved, we will not be able to commercialize those products" and "--Regulatory approval, if granted, may be limited to specific uses or geographic areas which could limit our ability to generate revenues."

EMPLOYEES

    As of February 29, 2001, we had 66 full-time employees, 28 of whom hold Ph.D. degrees and 34 of whom hold other graduate or technical degrees. Of our total workforce, 58 are engaged in research and development activities and 8 are engaged in business development, finance and administration. None of our employees is represented by a collective bargaining agreement, nor have we experienced work stoppages. We believe that our relations with our employees are good.

                                  RISK FACTORS

    AN INVESTMENT IN OUR COMMON STOCK IS RISKY. YOU SHOULD CAREFULLY CONSIDER THE FOLLOWING RISKS, AS WELL AS THE OTHER INFORMATION CONTAINED IN THIS REPORT. IF ANY OF THE FOLLOWING RISKS ACTUALLY OCCURS, IT WOULD HARM OUR BUSINESS. IN THAT CASE, THE TRADING PRICE OF OUR COMMON STOCK COULD DECLINE, AND YOU MIGHT LOSE ALL OR A PART OF YOUR INVESTMENT. THE RISKS AND UNCERTAINTIES DESCRIBED BELOW ARE NOT THE ONLY ONES FACING US. ADDITIONAL RISKS AND UNCERTAINTIES NOT PRESENTLY KNOWN TO US OR THAT WE CURRENTLY SEE AS IMMATERIAL, MAY ALSO HARM OUR BUSINESS.

RISKS RELATED TO OUR BUSINESS

OUR GENE REGULATION TECHNOLOGY IS UNPROVEN AND IF WE ARE UNABLE TO USE THIS TECHNOLOGY IN ALL OUR INTENDED APPLICATIONS, IT WOULD LIMIT OUR REVENUE OPPORTUNITIES.

    Our technology involves new and unproven approaches to gene regulation. Although we have generated some ZFP TFs for some gene sequences, we have not created ZFP TFs for all gene sequences and we may not be able to create ZFP TFs for all gene sequences which would limit the usefulness of our technology. In addition, while we have demonstrated the function of engineered ZFP TFs in mammalian cell culture, yeast, insects, plants and animals, we have not done so in humans and many other organisms, and the failure to do so could restrict our ability to develop commercially viable products. If we and our Universal GeneTools-TM- collaborators or strategic partners are unable to extend our results to new gene sequences and experimental animal models, we may be unable to use our technology in all its intended applications. Also, delivery of ZFP TFs into cells in these and other environments is limited by a number of technical challenges, which we may be unable to surmount.

    The utility of our ZFP TFs is in part based on the belief that the regulation of gene expression may help scientists better understand the role of human, animal, plant and other genes in drug discovery, as well as therapeutic, diagnostic, agricultural and industrial biotechnology applications. There is only a limited understanding of the role of genes in all these fields. Life sciences companies have developed or commercialized only a few products in any of these fields based on results from genomic research or the ability to regulate gene expression. We, our Universal GeneTools-TM- collaborators or our strategic partners may not be able to use our technology to identify and validate drug targets or other targets in order to develop commercial products.

IF OUR TECHNOLOGY DOES PROVE TO BE EFFECTIVE, IT STILL MAY NOT LEAD TO COMMERCIALLY VIABLE PRODUCTS, WHICH WOULD REDUCE OUR REVENUE OPPORTUNITIES.

    Even if our Universal GeneTools-TM- collaborators or strategic partners are successful in identifying drug targets or other targets based on discoveries made using our ZFP TFs, they may not be able to discover or develop commercially viable products or may determine to pursue products that do not use our technology. To date, no company has developed or commercialized any therapeutic, diagnostic, agricultural or industrial biotechnology products based on our technology. The failure of our technology to provide safe, effective, useful or commercially viable approaches to the discovery and development of these products would significantly limit our business plan and future growth.

INITIAL EVALUATIONS OF OUR ENGINEERED ZFP TFS DELIVERED TO OUR UNIVERSAL GENETOOLS-TM- COLLABORATORS HAVE PRODUCED MIXED RESULTS.

    Some of our Universal GeneTools-TM- collaborators were unable to substantiate the effects of our gene regulation technology. All reported failures were re-evaluated at Sangamo using our current approach of examining the local chromatin structure for accessible sites and then targeting ZFP TFs to these areas. Consequently, additional ZFP TFs were designed and tested for these targets, and data was generated at Sangamo, or by our partners, confirming the ability to regulate these targets. Sangamo now performs this more extensive validation on all Universal GeneTools-TM- targets prior to use by external parties. However, there can be no assurances that we will be able to regulate all gene targets. Further, some of our collaborators have not yet generated the final results of their testing, and no assurances can be given that our collaborators will be able to achieve the same results we have demonstrated. These ZFP TFs, or ones engineered in the future, may not function as intended. If we are unsuccessful in engineering ZFP TFs that achieve positive results for our collaborators or strategic partners, this would significantly harm our business by reducing our revenues.

IF OUR COMPETITORS DEVELOP, ACQUIRE OR MARKET TECHNOLOGIES OR PRODUCTS THAT ARE MORE EFFECTIVE THAN OURS, THIS WOULD REDUCE OR ELIMINATE OUR COMMERCIAL OPPORTUNITY.

    Any products that we or our collaborators or strategic partners develop using our Universal Gene Regulation-TM- technology platform will participate in highly competitive markets. Even if we are able to generate ZFP TFs that achieve useful results, competing technologies may prove to be more effective or less expensive which would limit or eliminate our revenue opportunities. Competing technologies may include other methods of regulating gene expression. Universal Gene Recognition-TM- has broad application in the life sciences, and competes with a broad array of new technologies and approaches being applied to genetic research by many companies. Competitive technologies include those used to analyze the expression of genes in cells or tissues, determine gene function, discover new genes, analyze genetic information and regulate genes. Our competitors include biotechnology companies with:

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

    Accordingly, our competitors may succeed in obtaining patent protection or commercializing products before us. In addition, any products that we develop may compete with existing products or services that are well established in the marketplace.

FAILURE TO ATTRACT, RETAIN AND MOTIVATE SKILLED PERSONNEL AND CULTIVATE KEY ACADEMIC COLLABORATIONS WILL DELAY OUR PRODUCT DEVELOPMENT PROGRAMS AND OUR RESEARCH AND DEVELOPMENT EFFORTS.

    We are a small company with 66 employees, and our success depends on our continued ability to attract, retain and motivate highly qualified management and scientific personnel, and our ability to develop and maintain important relationships with leading academic and other research institutions and scientists. Competition for personnel and academic and other research collaborations is intense. The success of our technology development programs depends on our ability to attract and retain highly trained personnel. If we lose the services of personnel with these types of skills, it could impede significantly the achievement of our research and development objectives. If we fail to negotiate additional acceptable collaborations with academic and other research institutions and scientists, or if our existing collaborations are unsuccessful, our technology development programs may be delayed or may not succeed.

    At present the scope of our needs is somewhat limited to the expertise of personnel who are able to engineer ZFP TFs and apply them to gene regulation. In the future, we will need to hire additional personnel and develop additional academic collaborations as we continue to expand our research and development activities and to work on some of our planned projects because these activities and projects will require additional expertise in disciplines applicable to the products we would develop with them. Further, our planned activities will require existing management to develop additional expertise. We do not know if we will be able to attract, retain or motivate the required personnel to achieve our goals.

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

WE ARE AT AN EARLY STAGE OF DEVELOPMENT AND MAY NOT SUCCEED OR BECOME
PROFITABLE.

    We began operations in 1995 and are at an early stage of development. We have incurred significant losses to date, and our revenues have been generated from federal government research grants, Universal GeneTools-TM- collaborators and a strategic partner. Our Universal GeneTools-TM- collaborators are evaluating our ZFP TFs. If the ZFP TFs do not provide sufficient value to those collaborators, then they may not continue to work with us. This may also impair our ability to attract additional collaborators. As a result, our business is subject to all of the risks inherent in the development of a new technology, which includes the need to:

    - attract additional new Universal GeneTools-TM- collaborators and strategic partners and expand existing relationships;

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

    In addition to competitive pressures, problems frequently encountered with research, development and commercialization of new technologies and products will likely affect us. Most of our ZFP TF design and testing procedures take place on a relatively small scale. In the future, we intend to apply ZFP TF design and testing procedures at a scale involving hundreds of genes per year. We may not be able to successfully or efficiently achieve this scale. In addition, while we have had success in applying ZFP TF gene regulation in our laboratories, we may have difficulty in transferring our technology to our collaborators' and strategic partners' laboratories.

WE ANTICIPATE CONTINUING TO INCUR OPERATING LOSSES FOR AT LEAST TWO YEARS. IF MATERIAL LOSSES CONTINUE FOR A LONGER PERIOD, WE MAY BE UNABLE TO CONTINUE OUR OPERATIONS.

    We have generated operating losses since we began operations in 1995. The extent of our future losses and the timing of profitability are highly uncertain, and we may not be profitable in the foreseeable future. We have been engaged in developing our Universal Gene Recognition-TM- technology since inception, which has and will continue to require significant research and development expenditures. To date, we have generated our revenues from federal government research grants, Universal GeneTools-TM- collaboration agreements and a strategic partnership agreement. As of December 31, 2000, we had an accumulated deficit of approximately $17.9 million. Even if we succeed in increasing our current product and research revenue or developing additional commercial products, we expect to incur losses in the near future and may continue to incur losses for at least the next two years. These losses may increase as we expand our research and development activities. If the time required to generate significant product revenues and achieve profitability is longer than we currently anticipate, we may not be able to sustain our operations.

WE MAY REQUIRE ADDITIONAL FINANCING. IF WE ARE UNABLE TO OBTAIN THIS FINANCING, WE WILL BE UNABLE TO DEVELOP OUR TECHNOLOGY AND PRODUCTS.

    We do not know whether we will require additional financing, or that, if acquired, it will be on terms favorable to our stockholders or us. We have consumed substantial amounts of cash to date and expect capital outlays and operating expenditures to increase over the next several years as we expand our infrastructure and research and development activities. We may raise this financing through public or private financings or additional Universal GeneTools-TM- collaborations, strategic partnerships or licensing arrangements. If additional financing becomes necessary in the future, it would likely be at least tens of millions of dollars.

    While we believe our current financial resources should be adequate to sustain our operations for two years, it is not possible to estimate our financial requirements thereafter. However, to the extent we concentrate our efforts on proprietary human therapeutics, we will require FDA approval and extensive clinical trials of our potential products. This process may cost in excess of $100 million per product.

FACTORS BEYOND OUR CONTROL COULD CAUSE OUR QUARTERLY RESULTS TO FLUCTUATE.

    We believe that period-to-period comparisons of our results of operations are not necessarily meaningful and should not be relied upon as indicators of future performance. The variability of receipt of funds from corporate partners, as well as revenue recognition accounting rules, including the SEC staff accounting bulletin No. 101, may lead to quarterly fluctuations in our revenue. We generally operate with limited backlog in our Universal GeneTools-TM-business because our ZFP TFs are typically designed and engineered as orders are received. As a result, product sales in any quarter are generally dependent on orders received and shipped in that quarter. Universal GeneTools-TM- sales are also difficult to forecast because demand varies substantially from customer to customer and from period to period. While strategic partnerships may provide us with committed quarterly research funding, the signing of such deals, and the subsequently initiation of revenue recognition, is also uncertain.

    Due to all of the foregoing factors, it is possible that in one or more future quarters our results may fall below the expectations of public market analysts and investors. In such event, the trading price of our common stock would likely be adversely impacted.

OUR UNIVERSAL GENETOOLS-TM- COLLABORATION AGREEMENTS WITH COMPANIES ARE OF LIMITED SCOPE, AND IF WE ARE NOT ABLE TO EXPAND THE SCOPE OF OUR EXISTING COLLABORATIONS OR ENTER INTO NEW ONES, OUR REVENUES WILL BE NEGATIVELY IMPACTED AND OUR RESEARCH INITIATIVES MAY BE SLOWED OR HALTED.

    Our Universal GeneTools-TM- collaborations are important to us because they permit us to introduce our technology to many companies by supplying them with a specified ZFP TF for a payment without licensing any of our technology. The collaboration agreements, however, are of limited scope. Under most of our current Universal GeneTools-TM- collaborations we receive a payment for supplying ZFP TFs for gene targets specified by the companies. These companies are not obligated to make continuing payments to us in connection with their research efforts or to pursue any product development program with us. As a result, we may not develop long-term relationships with these companies that could lead to additional revenues. If we are not able to expand the scope of our existing collaborations or enter into new ones, we may have reduced revenues and be forced to slow or halt research initiatives.

COMMERCIALIZATION OF OUR TECHNOLOGIES DEPENDS ON STRATEGIC PARTNERING WITH OTHER COMPANIES, AND IF WE ARE NOT ABLE TO FIND STRATEGIC PARTNERS IN THE FUTURE, WE MAY NOT BE ABLE TO DEVELOP OUR TECHNOLOGIES OR PRODUCTS, WHICH COULD SLOW OUR GROWTH AND DECREASE OUR REVENUES.

    We expect to rely, to some extent, on our strategic partners to provide funding in support of our research and to perform some independent research, preclinical and clinical testing. Our technology is broad based and we do not currently possess the resources necessary to develop and commercialize potential products that may result from our technologies, or the resources or capabilities to complete any approval processes that may be required for the products, therefore we must enter into additional strategic partnerships to develop and commercialize products. Of the thousands of ZFP TFs which target specific genes, our current collaborators and strategic partners are working with less than 100, therefore in order to fully utilize our ZFP transcriptions factors we would need a number of new Universal GeneTools-TM- collaborators and strategic partners to accomplish our research.

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

    If we do not enter into additional strategic partnering agreements, we will experience reduced revenues and may not develop or commercialize our products. The loss of our current or any future strategic partnering agreement would not only delay or terminate the potential development or commercialization of any products we may derive from our technologies but also delay or terminate our ability to test ZFP TFs for specific genes. If any strategic partner fails to conduct the collaborative activities successfully and in a timely manner, the preclinical or clinical development or commercialization of the affected product candidates or research programs could be delayed or terminated.

    Our existing strategic partnering agreement is, and we would expect any future arrangement to be based on the achievement of milestones. Under the strategic partnering agreements, we expect to receive revenue for the research and development of a therapeutic product based on achievement of specific milestones. Achieving these milestones will depend, in part, on the efforts of our strategic partner as well as our own. In contrast, our current Universal GeneTools-TM- collaboration agreements only pay us to supply ZFP TFs for the collaborator's independent use, rather than for future results of the collaborator's efforts. If we or any strategic partner fails to meet specific milestones, then the strategic partnership can be terminated which could decrease our revenues.

OUR UNIVERSAL GENETOOLS-TM- COLLABORATORS AND STRATEGIC PARTNERS MAY DECIDE TO ADOPT ALTERNATIVE TECHNOLOGIES OR MAY BE UNABLE TO DEVELOP COMMERCIALLY VIABLE PRODUCTS USING OUR TECHNOLOGY, WHICH WOULD NEGATIVELY IMPACT OUR REVENUES AND OUR STRATEGY TO DEVELOP THESE PRODUCTS.

    Our collaborators or strategic partners may adopt alternative technologies of our competitors which could decrease the marketability of our technology. Because many of our Universal GeneTools-TM- collaborators or strategic partners are likely to be working on more than one research project, they could choose to shift their resources to projects other than those they are working on with us. If they do so, that would delay our ability to test our technology and would delay or terminate the development of potential products based on our gene regulation technology. Further, our collaborators and strategic partners may elect not to develop products arising out of our collaborative and strategic partnering arrangements or to devote sufficient resources to the development, manufacturing, marketing or sale of these products. If any of these events occur, we may not be able to develop our technologies or commercialize our products.

WE MAY BE UNABLE TO LICENSE GENE TRANSFER TECHNOLOGIES THAT WE MAY NEED TO COMMERCIALIZE OUR UNIVERSAL GENE RECOGNITION-TM- TECHNOLOGY.

    In order to regulate an endogenous gene, the ZFP TF must be delivered to a cell. We have licensed certain gene transfer technology for use with our Universal GeneTools-TM- in pharmaceutical discovery. We are evaluating this and other technologies which may need to be used in the delivery of ZFP TFs into cells for IN VITRO and IN VIVO applications. However, we may not be able to license the gene transfer technologies required to develop and commercialize our Universal Gene Recognition-TM- technology. We have not developed our own gene transfer technologies and rely on our ability to enter into license agreements to provide us with rights to the necessary gene transfer technology. The inability to obtain a license to use gene transfer technologies with entities which own such technology on reasonable commercial terms, if at all, could delay or prevent the preclinical evaluation, clinical testing and/or commercialization of our therapeutic product candidates.

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

    In addition, disagreements with our Universal GeneTools-TM- collaborators or strategic partners could develop over rights to our intellectual property with respect to our proprietary research activities. Any conflict with our collaborators or strategic partners could reduce our ability to enter into future collaboration or strategic partnering agreements and negatively impact our relationship with existing collaborators and strategic partners, which could reduce our revenue and delay or terminate our product development.

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

    - any patents issued or licensed to us or our Universal GeneTools-TM-collaborators or strategic partners will provide a basis for commercially viable products or will provide us with any competitive advantages or will not be challenged and invalidated by third parties;

    - we will develop additional products, processes or technologies that are patentable; or

    - the patents of others will not have an adverse effect on our ability to do business.

    Others have filed and in the future are likely to file patent applications that are similar to ours. We are aware that there are academic groups and other companies that are attempting to develop technology which is based on the use of zinc finger and other DNA-binding proteins, and that these groups and companies have filed patent applications. Several patents have been issued, although Sangamo has no current plans to use the associated inventions. More particularly, we are aware of pending patent applications with claims directed to zinc finger libraries and methods of designing zinc finger DNA-binding proteins. These applications are not issued patents. If the pending claims were granted in their present form, however, they could interfere with our right to commercialize our products and processes. If these or other patents issue, it is possible that the holder of any patent or patents granted on these applications may bring an infringement action against our collaborators, strategic partner or us claiming damages and seeking to enjoin commercial activities relating to the affected products and processes. The costs of litigating the claim could be substantial. Moreover, we cannot predict whether our Universal GeneTools-TM-collaborators, strategic partners or we would prevail in any actions. In addition, if the relevant patent claims were upheld as valid and enforceable and our products or processes were found to infringe the patent or patents, we could be prevented from making, using or selling the relevant product or process unless we could obtain a license or were able to design around the patent claims. While we believe that our proprietary intellectual property would give us substantial leverage to secure a cross-license, it is uncertain that any license required under that patent or patents would be made available on commercially acceptable terms, if at all. We believe that there may be significant litigation in the genomics industry regarding patent and other intellectual property rights which could subject us to litigation. If we become involved in litigation, it could consume a substantial portion of our managerial and financial resources.

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

    Our Universal GeneTools-TM- collaborators, strategic partners and scientific advisors have rights to publish data and information in which we may have rights. If we cannot maintain the confidentiality of our technology and other confidential information in connection with our collaborations and strategic partnerships, then we may not be able to receive patent protection or protect our proprietary information. See "Business--Intellectual Property and Technology Licenses."

OUR POTENTIAL THERAPEUTIC PRODUCTS ARE SUBJECT TO A LENGTHY AND UNCERTAIN REGULATORY PROCESS, AND IF THESE POTENTIAL PRODUCTS ARE NOT APPROVED, WE WILL NOT BE ABLE TO COMMERCIALIZE THOSE PRODUCTS.

    The FDA must approve any therapeutic and some diagnostic products based on ZFP TF technology before it can be marketed in the United States. The process for receiving regulatory approval is long and uncertain, and even if we had a potential product, this product may not withstand the rigors of testing under the regulatory approval processes.

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

    If conflicts arise between us and our corporate or academic collaborators, strategic partners or scientific advisors or directors, the other party may act in its self-interest which may limit our ability to implement our strategies. Some of our Universal GeneTools-TM- or academic collaborators or strategic partners are conducting multiple product development efforts within each area that is the subject of the collaboration with us. Generally, in each of our collaborations, we have agreed not to conduct independently, or with any third party, any research that is competitive with the research conducted under our collaborations. Our collaborations may cause us to limit the areas of research that we pursue, either alone or with others. Our collaborators or strategic partners, however, may develop, either alone or with others, products in related fields that are competitive with the products or potential products that are the subject of these collaborations. Competing products, either developed by the collaborators or strategic partners or to which the collaborators or strategic partners have rights, may result in their withdrawal of support for our product candidates.

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

OUR STOCK PRICE MAY BE VOLATILE, WHICH COULD RESULT IN SUBSTANTIAL LOSSES FOR INVESTORS.

    Volatility in the biotechnology market could cause you to incur substantial losses. An active public market for our common stock may not be sustained and the market price of our common stock may become highly volatile. The market prices of securities of biotechnology companies are currently highly volatile. The market price of our common stock may fluctuate significantly in response to the following factors, some of which are beyond our control:

    - changes in market valuations of similar companies;

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

INSIDERS HAVE SUBSTANTIAL CONTROL OVER SANGAMO AND COULD DELAY OR PREVENT A CHANGE IN CORPORATE CONTROL.

    The interest of management could conflict with the interest of our other stockholders. Our executive officers, directors and principal stockholders beneficially own, in the aggregate, sixty-eight percent of our outstanding common stock. As a result, these stockholders, if they choose to act together, will be able to exercise control over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This could have the effect of delaying or preventing a change of control of Sangamo, which in turn could reduce the market price of our stock.

ITEM 2. PROPERTIES

    We currently lease approximately 22,000 square feet of research and office space located at 501 Canal Boulevard in Richmond, California. The leases expire in 2004. We believe that the facilities we currently lease are sufficient for approximately the next 24 months.

ITEM 3. LEGAL PROCEEDINGS

    We are not a party to any material litigation.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    Not Applicable.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

    Our common stock has traded on the NASDAQ National Market under the symbol "SGMO" since April 6, 2000. The following table sets forth, for the period indicated, the high and low bid quotations for the common stock as reported by the NASDAQ National Market.

COMMON STOCK

                                                                     PRICE
                                                              -------------------
                                                                HIGH       LOW
                                                              --------   --------
Year ended December 31, 2000
    Second Quarter (commencing April 6, 2000)...............   $27.63     $ 7.13
    Third Quarter...........................................   $49.63     $26.88
    Fourth Quarter..........................................   $36.25     $11.13
Year ended December 31, 2001
    First Quarter (through March 15, 2001)..................   $24.69     $11.00

HOLDERS

    As of February 29, 2001 there were approximately 114 stockholders of record of Sangamo's common stock.

DIVIDENDS

    Sangamo has not paid dividends on its common stock, and currently does not plan to pay any cash dividends in the foreseeable future.

USE OF PROCEEDS FROM THE SALE OF REGISTERED SECURITIES

    Sangamo's Registration Statement on Form S-1 with respect to our initial public offering was declared effective on April 6, 2000. In a public offering managed by Lehman Brothers, Chase H&Q, ING Barings, and William Blair & Company, Sangamo registered and sold an aggregate of 3.5 million shares of our common stock at a public offering price of $15.00 per share for an aggregate offering of $52.5 million of common stock.

    Sangamo received net proceeds of approximately $47.4 million after deducting offering expenses of $5.1 million including underwriting discounts and commissions of $3.7 million and other offering expenses of $1.4 million. The following table sets forth an estimate of all expenses incurred in connection with the offering, other than underwriting discounts and commissions. All amounts shown are estimated except for the registration fees of the SEC and the National Association of Securities Dealers, Inc. ("NASD").

SEC Registration fee........................................  $   27,800
NASD filing fee.............................................      12,000
NASDAQ National Market listing fee..........................      95,000
Printing and engraving expenses.............................     400,000
Legal fees and expenses.....................................     500,000
Accounting fees and expenses................................     300,000
Blue Sky fees and expenses..................................      10,000
Transfer Agent and Registrar fees...........................      25,000
Miscellaneous...............................................      30,200
                                                              ----------
Total.......................................................  $1,400,000
                                                              ==========

    None of the offering expenses represented direct or indirect payments to directors, officers or general partners of the Sangamo or their associates, to persons owning 10 percent or more of any class of equity securities of Sangamo or to affiliates of the Sangamo.

    As of March 15, 2001, Sangamo has used the net proceeds from its public offering of common stock to invest in short-term and long-term, interest bearing, investment grade securities and has used its existing cash balances to fund the general operations of the company. Sangamo intends to use the net proceeds of the offering for research and development and general corporate purposes and is currently assessing the specific uses and allocations for these funds. A portion of the net proceeds may also be used to acquire or invest in complementary business or products or to obtain the right to use complementary technologies. Sangamo has no agreements or commitments with respect to any such acquisition or investments and Sangamo is not currently engaged in any material negotiations with respect to any such transaction. None of the net proceeds of the offering is expected to be paid directly or indirectly to directors, officers or general partners of the company or their associates, to persons owning 10 percent or more of any class of equity securities of the company or to affiliates of the company.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

    The following Selected Financial Data should be read in conjunction with "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Item 8. Financial Statements and Supplementary Data" included elsewhere in this Annual Report on Form 10-K.

                            SELECTED FINANCIAL DATA

                                                                YEAR ENDED DECEMBER 31,
                                                  ----------------------------------------------------
                                                    2000       1999       1998       1997       1996
                                                  --------   --------   --------   --------   --------
                                                         (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
Total revenues..................................  $  3,433   $ 2,182    $ 2,038    $ 1,152     $  632
                                                  --------   -------    -------    -------     ------
Operating expenses:
  Research and development*.....................    11,347     4,266      4,259      1,700        628
  General and administrative*...................     4,569     1,822      1,237        797        322
                                                  --------   -------    -------    -------     ------
    Total operating expenses....................    15,916     6,088      5,496      2,497        950
                                                  --------   -------    -------    -------     ------
Loss from operations............................   (12,483)   (3,906)    (3,458)    (1,345)      (318)
Interest income (expense), net..................     3,417       131        173        (55)        10
                                                  --------   -------    -------    -------     ------
Net loss........................................    (9,066)   (3,775)    (3,285)    (1,400)      (308)
Deemed dividend upon issuance of convertible
  preferred stock...............................    (1,500)   (4,500)        --         --         --
                                                  --------   -------    -------    -------     ------
Net loss attributable to common stockholders....  $(10,566)  $(8,275)   $(3,285)   $(1,400)    $ (308)
                                                  ========   =======    =======    =======     ======
Basic and diluted net loss per common share.....  $  (0.61)  $ (1.38)   $ (0.56)   $ (0.26)    $(0.06)
                                                  ========   =======    =======    =======     ======
Shares used in computing basic and diluted net
  loss per common share.........................    17,383     5,991      5,843      5,485      5,143
                                                  ========   =======    =======    =======     ======

------------------------

* Included in operating expenses were the following deferred compensation charges for each year (for more information, see section entitled "Stock-Based Compensation" in footnotes to financial statements):

                                                               2000       1999       1998       1997        1996
                                                             --------   --------   --------   --------   ----------
DEFERRED COMPENSATION:
Research and development deferred compensation.............   $2,885      $275       $202       $ 25     $       --
General and administrative deferred compensation...........    1,967       244        208        352             --
                                                              ------      ----       ----       ----     ----------
    Total deferred compensation............................   $4,852      $519       $410       $377     $       --
                                                              ======      ====       ====       ====     ==========

                                                                     AS OF DECEMBER 31,
                                                    ----------------------------------------------------
                                                      2000       1999       1998       1997       1996
                                                    --------   --------   --------   --------   --------
                                                                       (IN THOUSANDS)
BALANCE SHEET DATA:
Cash, cash equivalents and investments............  $ 64,681    $7,503    $ 3,058    $ 6,314     $ 358
Working capital...................................    64,477     7,206      3,161      6,233       434
Total assets......................................    68,925     9,162      4,032      6,896       539
Long-term debt....................................        --       250        250         --        --
Accumulated deficit...............................   (17,851)   (8,785)    (5,010)    (1,725)     (325)
Total stockholders' equity........................    66,890     7,882      3,404      6,409       434

QUARTERLY FINANCIAL DATA (UNAUDITED)

    The following table sets forth certain unaudited quarterly financial data for the eight quarters ending December 31, 2000. The unaudited information set forth below has been prepared on the same basis as the audited information and includes all adjustments necessary to present fairly the information set forth herein. The operating results for any quarter are not indicative of results for any future period. All data is in thousands except per common share data.

                                       FISCAL YEAR 1999                            FISCAL YEAR 2000
                           -----------------------------------------   -----------------------------------------
                              Q1         Q2         Q3         Q4        Q1*        Q2*         Q3         Q4
                           --------   --------   --------   --------   --------   --------   --------   --------
Revenues.................  $   463     $  488     $  630    $   601    $   807    $   747    $   823     $1,056
Expenses.................    1,491      1,341      1,232      2,024      3,595      3,459      3,928      4,934
Net loss.................   (1,007)      (835)      (578)    (1,355)    (2,718)    (1,725)    (1,818)    (2,805)
Net loss applicable to
  common.................   (1,007)      (835)      (578)    (5,855)    (4,218)    (1,725)    (1,818)    (2,805)
Net loss per share
  attributable to
  common**...............    (0.17)     (0.14)     (0.10)     (0.96)     (0.71)     (0.08)     (0.08)     (0.13)

------------------------

* Net loss per share is calculated on the basis of common shares outstanding at the end of each quarter.

** The company completed its initial public offering on April 6, 2000, and converted all preferred shares to common on the same day. Accordingly, the net loss per share beginning in Q2 2000 reflects the additional shares outstanding as of that date.

ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    You should read the following discussion and analysis along with the "Selected Financial Data" and the financial statements and notes attached to those statements included elsewhere in this report.

OVERVIEW

    We were incorporated in June 1995. From our inception through December 31, 2000, our activities related primarily to establishing a research and development organization and developing relationships with our corporate collaborators. We have incurred net losses since inception and expect to incur losses in the future as we expand our research and development activities. To date, we have funded our operations primarily through the issuance of equity securities, borrowings, payments from federal government research grants and from corporate collaborators and strategic partners. As of December 31, 2000, we had an accumulated deficit of $17.9 million.

    Our revenues consist primarily of revenues from our corporate partners for ZFP TFs, federal government research grant funding, and payments from strategic partners for committed research funding and research milestone payments.

    Research and development expenses consist primarily of salaries and related personnel expenses, subcontracted research expenses, and technology license expenses. As of December 31, 2000, all research and development costs have been expensed as incurred. We believe that continued investment in research and development is critical to attaining our strategic objectives. We expect these expenses will increase significantly in the future as we continue to develop our Universal Gene Recognition-TM- technology platform.

    General and administrative expenses consist primarily of salaries and related personnel expenses for executive, finance and administrative personnel, professional fees, and other general corporate expenses. As we add personnel and incur additional costs related to the growth of our business, general and administrative expenses will also increase.

DEFERRED STOCK COMPENSATION

    During the years ended December 31, 2000, 1999 and 1998, in connection with the grant of stock options to employees and directors, Sangamo recorded deferred stock compensation totaling $6.8 million, $1.5 million and $780,000, respectively, representing the difference between the fair value of common stock on the date such options were granted and the exercise price. These amounts are included as a reduction of stockholders' equity and are being amortized over the vesting period of the individual options, generally four years, using an accelerated vesting method. The accelerated vesting method provides for vesting of portions of the overall award at interim dates and results in higher vesting in earlier years than straight-line vesting. The fair value of Sangamo common stock for purposes of this calculation was determined based on the business factors underlying the value of common stock on the date such option grants were made. Sangamo recorded amortization of deferred stock compensation of $3.8 million, $519,000, and $410,000 for the years ended December 31, 2000, 1999 and 1998, respectively. During the twelve months ended December 31, 2000, Sangamo also recognized compensation expense related to options granted to directors and consultants. Such options are valued based on the fair value of the Sangamo's common stock when the options vest. During the twelve months ended December 31, 2000, compensation charges of $1.0 million were recorded for options granted to consultants. At December 31, 2000, Sangamo had a total of $4.7 million remaining to be amortized over the vesting periods of the employee stock options.

DEEMED DIVIDEND UPON ISSUANCE OF CONVERTIBLE PREFERRED STOCK

    In November 1999, we sold 1,000,000 shares of Series C convertible preferred stock to an investor for net proceeds of $4.5 million. Subsequent to the commencement of the initial public offering process, Sangamo re-evaluated the fair value of its common stock as of November 1999 and determined it to be $6.00 per share. Accordingly, the incremental fair value, limited to the amount of the proceeds received of $4.5 million, is deemed to be the equivalent of a preferred stock dividend. Sangamo recorded the deemed dividend at the date of issuance by offsetting charges and credits to preferred stock, without any effect on total stockholders' equity. The preferred stock dividend increases the loss applicable to common stockholders in the calculation of basic net loss per share for the year ended December 31, 1999.

    In January 2000, we sold an additional 333,333 shares of its Series C convertible preferred stock for net proceeds of $1.5 million and similarly recorded a deemed dividend of $1.5 million. The preferred stock dividend increases the loss applicable to common stockholders in the calculation of basic net loss per share for the year ended December 31, 2000.

RESULTS OF OPERATIONS

    YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

    TOTAL REVENUES. Total revenues consisted of revenues from collaboration agreements, strategic partnerships and federal government research grants. Revenues from our corporate collaboration and strategic partnering agreements were $2.7 million in 2000, compared with $1.0 million and $150,000 during 1999 and 1998, respectively. The increase in 2000 was principally attributable to revenues recognized from a therapeutics partnership signed with Edwards Lifesciences Corporation in January 2000, as well as incremental Universal GeneTools-TM- agreements signed during the year. The increase in 1999 was principally attributable to revenues recognized from collaboration agreements signed since the third quarter of 1998. We expect revenues from collaboration agreements and strategic partnerships to continue to increase as additional agreements are signed or existing agreements are expanded. Federal government research grant revenues were $688,000 in 2000, $1.2 million in 1999, and $1.9 million in 1998. The decrease in 2000 and 1999 was principally due to an increased focus on corporate collaborations as some existing federal research government grants ended. We plan to continue to apply for federal government research grants.

    RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses were $11.3 million for 2000, as compared to $4.3 million for 1999 and 1998. The increase in 2000 was primarily due to the company increasing its headcount from 31 persons at the end of 1999 to a total of 66 at the end of 2000, thereby increasing personnel and associated laboratory supply costs. Headcount increases were predominately for research personnel. Of the total expenses in 2000, $3.9 million was related to non-cash items, including $2.9 million in deferred compensation expense, and a $1.0 million charge related to the licensing of certain in-process technology, as compared to a total of $275,000 and $202,000 in non-cash deferred compensation charges in the same period of 1999 and 1998, respectively. Research and development expenses were $4.3 million for 1999 and 1998 as reductions in laboratory supplies and equipment expenses were offset by increases in stock compensation expense. We expect research and development expenses to increase significantly in future periods, particularly as we increase the scientific staff to continue to develop the Universal Gene Recognition-TM- technology and to meet the needs of our Universal GeneTools-TM-collaborators and strategic partners.

    GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses were $4.6 million in 2000 compared to $1.8 million and $1.2 million for the years ended December 31, 1999 and 1998, respectively. Included in the total expenses were non-cash deferred compensation expense of $2.0 million in 2000, as compared to $244,000 and $208,000 in 1999 and 1998, respectively. The increase from 1999 to 2000 was due to additional costs associated with being a public company, as well as incremental personnel costs to support our expanded research and development activities and development of our Universal Gene Recognition-TM-technology. The increase from 1998 to 1999 was primarily attributable to increased staffing costs. We expect that general and administrative expenses will increase in the future to support continued growth of our research and development efforts.

    INTEREST INCOME (EXPENSE), NET.  Interest income (expense), net was
$3.4 million in 2000 as compared to $131,000 and $173,000 in 1999 and 1998, respectively. The change in net interest income in 2000 reflects the higher cash balances resulting from our initial public offering and our therapeutics partnership with Edwards Lifesciences Corporation. The decrease in interest income between 1998 and 1999 resulted from lower average interest-bearing balances and higher debt balances during 1999.

    We incurred net operating losses in 2000, 1999, and 1998 and consequently we did not pay any federal, state or foreign income taxes.

LIQUIDITY AND CAPITAL RESOURCES

    Since inception, we have financed our operations primarily through the sale of equity securities, federal government research grants, payments from corporate collaborators and financing activities such as a bank line of credit. As of December 31, 2000, we had cash, cash equivalents, investments and interest receivable totaling $64.7 million.

    Net cash used in operating activities was $2.6 million for 2000, $2.5 million for 1999, and $3.2 million in 1998. In all periods, net cash used in operating activities was primarily due to funding of net operating losses.

    Net cash used in investing activities was $49.0 million in 2000, $6.0 million in 1999, and $2.2 million in 1998. Cash was used during these periods to purchase investments and property and equipment.

    Net cash provided by financing activities during 2000 was $61.3 million, primarily as a result of the company's initial public offering as well as proceeds received from its strategic partnership with Edwards Lifesciences Corporation. Net cash provided by financing activities in 1999 was $7.5 million as a result of the private placement of preferred stock. Net cash provided by financing activities in 1998 was $253,000 primarily representing the proceeds from a bank note payable used to finance equipment purchases.

    We believe that the available cash resources, funds received from corporate collaborators, strategic partners and federal government research grants will be sufficient to finance our operations for at least two years. We may need to raise substantial additional capital to fund subsequent operations and there can be no assurance that such funds will be available on acceptable terms, if at all.

    As of December 31, 2000, we had federal and state net operating loss carryforwards of approximately $11 million and $400,000, respectively, to offset future taxable income. We also had federal research and development tax credit carryforwards of approximately $770,000. If not used, net operating loss and credit carryforwards will begin to expire in 2010. Use of the net operating losses and credits may be subject to a substantial annual limitation due to ownership change limitations provided by the Internal Revenue Code of 1986. The annual limitation may result in the expiration of our net operating losses and credits before they can be used. Also, if we do not become profitable, we will not be able to use these net operating losses and credits.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    Our exposure to market risk for changes in interest rates relates primarily to our cash equivalents and investments. The investments are available for sale. We do not use derivative financial instruments in our investment portfolio. We attempt to ensure the safety and preservation of our invested funds by limiting default and market risks. Our cash and investments policy emphasizes liquidity and preservation of principal over other portfolio considerations. We select investments that maximize interest income to the extent possible within these guidelines. We satisfy liquidity requirements by investing excess cash in securities with different maturities to match projected cash needs and limit concentration of credit risk by diversifying our investments among a variety of high credit-quality issuers. We mitigate default risk by investing in only investment-grade securities. The portfolio includes marketable securities with active secondary or resale markets to ensure portfolio liquidity. All investments have a fixed interest rate and are carried at market value, which approximates cost. If market interest rates were to increase by 1 percent from December 31, 2000, the fair value of our portfolio would decline by less than $100,000. The modeling technique used measures the change in fair values arising from an immediate hypothetical shift in market interest rates and assumes ending fair values include principal plus accrued interest.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                           SANGAMO BIOSCIENCES, INC.
                         INDEX TO FINANCIAL STATEMENTS

                                                                PAGE
                                                              --------
Report of Ernst & Young LLP, Independent Auditors...........     36
Balance Sheets..............................................     37
Statements of Operations....................................     38
Statement of Stockholders' Equity...........................     39
Statements of Cash Flows....................................     40
Notes to Financial Statements...............................     41

               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Stockholders
Sangamo BioSciences, Inc.

    We have audited the accompanying balance sheets of Sangamo
BioSciences, Inc. as of December 31, 2000 and 1999, and the related statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

    We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sangamo BioSciences, Inc. at December 31, 2000 and 1999, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.

                                          Ernst & Young LLP

Palo Alto, California
January 26, 2001

                           SANGAMO BIOSCIENCES, INC.

                                 BALANCE SHEETS

               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                 DECEMBER 31,
                                                              -------------------
                                                                2000       1999
                                                              --------   --------
ASSETS
Current assets:
  Cash and cash equivalents.................................  $ 10,151    $  251
  Marketable securities.....................................    53,359     7,252
  Interest receivable.......................................     1,171        --
  Accounts receivable.......................................     1,506       562
  Prepaid expenses..........................................       325       171
                                                              --------    ------
    Total current assets....................................    66,512     8,236
Property and equipment, net.................................     1,982       612
Other assets................................................       431       314
                                                              --------    ------
    Total assets............................................  $ 68,925    $9,162
                                                              ========    ======
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued liabilities..................  $    634    $  348
  Accrued compensation and employee benefits................       696       182
  Deferred revenue..........................................       705       500
                                                              --------    ------
    Total current liabilities...............................     2,035     1,030
Note payable................................................        --       250
Stockholders' equity:
  Convertible preferred stock, $0.01 par value; 5,000,000
    shares authorized, issuable in series, -0- and 4,855,917
    shares issued and outstanding at December 31, 2000 and
    1999, respectively......................................        --    15,187
  Common stock, $0.01 par value; 80,000,000 shares
    authorized, 22,147,391 and 6,132,060 shares issued and
    outstanding at December 31, 2000 and 1999,
    respectively............................................    89,764     3,258
  Note receivable from stockholder..........................      (463)     (125)
  Deferred stock compensation...............................    (4,697)   (1,736)
  Accumulated deficit.......................................   (17,851)   (8,785)
  Accumulated other comprehensive income....................       137        83
                                                              --------    ------
    Total stockholders' equity..............................    66,890     7,882
                                                              --------    ------
    Total liabilities and stockholders' equity..............  $ 68,925    $9,162
                                                              ========    ======

                            See accompanying notes.

                           SANGAMO BIOSCIENCES, INC.

                            STATEMENTS OF OPERATIONS

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                 YEAR ENDED DECEMBER 31,
                                                              ------------------------------
                                                                2000       1999       1998
                                                              --------   --------   --------
Revenues:
  Federal government research grants........................  $    688   $ 1,182    $ 1,888
  Collaboration agreements..................................     2,745     1,000        150
                                                              --------   -------    -------
    Total revenues..........................................     3,433     2,182      2,038
Operating expenses:
  Research and development (includes charges for stock
    compensation of $2,885, $275 and $202 for 2000, 1999 and
    1998, respectively).....................................    11,347     4,266      4,259
  General and administrative (includes charges for stock
    compensation of $1,967, $244 and $208 for 2000, 1999 and
    1998, respectively).....................................     4,569     1,822      1,237
                                                              --------   -------    -------
  Total operating expenses..................................    15,916     6,088      5,496
                                                              --------   -------    -------
  Loss from operations......................................   (12,483)   (3,906)    (3,458)
Interest income.............................................     3,556       148        185
Interest expense............................................      (139)      (17)       (12)
                                                              --------   -------    -------
Net loss....................................................    (9,066)   (3,775)    (3,285)
Deemed dividend upon issuance of convertible preferred
  stock.....................................................    (1,500)   (4,500)        --
                                                              --------   -------    -------
Net loss attributable to common stockholders................  $(10,566)  $(8,275)   $(3,285)
                                                              ========   =======    =======
Basic and diluted net loss per common share.................  $  (0.61)  $ (1.38)   $ (0.56)
                                                              ========   =======    =======
Shares used in computing basic and diluted net loss per
  common share..............................................    17,383     5,991      5,843
                                                              ========   =======    =======

                            See accompanying notes.

                           SANGAMO BIOSCIENCES, INC.
                       STATEMENT OF STOCKHOLDERS' EQUITY
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                          CONVERTIBLE
                                           PREFERRED                                    NOTE
                                             STOCK               COMMON STOCK        RECEIVABLE      DEFERRED
                                     ---------------------   ---------------------      FROM           STOCK       ACCUMULATED
                                       SHARES      AMOUNT      SHARES      AMOUNT    STOCKHOLDER   COMPENSATION      DEFICIT
                                     ----------   --------   ----------   --------   -----------   -------------   ------------
Balances at December 31, 1997......   3,108,000   $  7,743    5,876,300   $   794          --         $  (403)       $ (1,725)
Issuance of common stock upon
  exercise of options..............          --         --       54,718         2          --              --              --
Issuance of preferred stock for
  services rendered................      40,000         --           --        --          --              --              --
Issuance of note receivable to
  stockholder......................          --         --           --        --        (250)             --              --
Forgiveness of note receivable to
  stockholder......................          --         --           --        --          63              --              --
Deferred stock compensation........          --         --           --       780          --            (780)             --
Amortization of deferred stock
  compensation.....................          --         --           --        --          --             410              --
Comprehensive loss:
Unrealized gain on investments.....          --         --           --        --          --              --              --
Net loss...........................          --         --           --        --          --              --          (3,285)
Comprehensive loss.................
                                     ----------   --------   ----------   -------       -----         -------        --------
Balances at December 31, 1998......   3,148,000      7,743    5,931,018     1,576        (187)           (773)         (5,010)
Issuance of common stock upon
  exercise of options..............          --         --      191,042        12          --              --              --
Issuance of common stock and
  options to purchase common stock
  for services rendered............          --         --       10,000       188          --              --              --
Issuance of preferred stock upon
  exercise of warrants.............      41,250         --           --        --          --              --              --
Issuance of preferred stock, net of
  issuance costs of $56............   1,666,667      7,444           --        --          --              --              --
Forgiveness of note receivable to
  stockholder......................          --         --           --        --          62              --              --
Deferred stock compensation........          --         --           --     1,482          --          (1,482)             --
Amortization of deferred stock
  compensation.....................          --         --           --        --          --             519              --
Comprehensive loss:
Unrealized gain on investments.....          --         --           --        --          --              --              --
Net loss...........................          --         --           --        --          --              --          (3,775)
Comprehensive loss.................
                                     ----------   --------   ----------   -------       -----         -------        --------
Balances at December 31, 1999......   4,855,917     15,187    6,132,060     3,258        (125)         (1,736)         (8,785)
Issuance of common stock upon
  exercise of options and warrants,
  net of repurchases...............          --         --    1,156,192       706          --              --              --
Issuance of common stock for
  services rendered................          --         --       72,062     1,081          --              --              --
Issuance of preferred stock upon
  exercise of warrants.............      28,158         61           --        --          --              --              --
Issuance of preferred stock........     333,333      1,500           --        --          --              --              --
Conversion of preferred stock into
  common stock.....................  (5,217,408)   (16,748)  10,434,816    16,748          --              --              --
Conversion of notes payable and
  interest into common stock.......          --         --      842,454    12,637          --              --              --
Issuance of common stock in initial
  public offering, net of issuance
  costs of $5,104..................          --         --    3,500,000    47,396          --              --              --
Issuance of common stock under
  employee stock purchase plan.....          --         --        9,807       125          --              --              --
Forgiveness of note receivable to
  stockholder......................          --         --           --        --          62              --              --
Issuance of note receivable to
  stockholder......................          --         --           --        --        (400)             --              --
Deferred stock compensation........          --         --           --     6,778          --          (6,778)             --
Amortization of deferred stock
  compensation and vesting of
  non-qualified stock options......          --         --           --     1,035          --           3,817              --
Comprehensive loss:
Unrealized gain on investments.....          --         --           --        --          --              --              --
Net loss...........................          --         --           --        --          --              --          (9,066)
Comprehensive loss.................
                                     ----------   --------   ----------   -------       -----         -------        --------
Balances at December 31, 2000......          --   $     --   22,147,391   $89,764       $(463)        $(4,697)       $(17,851)
                                     ==========   ========   ==========   =======       =====         =======        ========


                                      ACCUMULATED
                                         OTHER            TOTAL
                                     COMPREHENSIVE    STOCKHOLDERS'
                                         INCOME          EQUITY
                                     --------------   -------------
Balances at December 31, 1997......         --           $ 6,409
Issuance of common stock upon
  exercise of options..............         --                 2
Issuance of preferred stock for
  services rendered................         --                --
Issuance of note receivable to
  stockholder......................         --              (250)
Forgiveness of note receivable to
  stockholder......................         --                63
Deferred stock compensation........         --                --
Amortization of deferred stock
  compensation.....................         --               410
Comprehensive loss:
Unrealized gain on investments.....         55                55
Net loss...........................         --            (3,285)
                                                         -------
Comprehensive loss.................                       (3,230)
                                          ----           -------
Balances at December 31, 1998......         55             3,404
Issuance of common stock upon
  exercise of options..............         --                12
Issuance of common stock and
  options to purchase common stock
  for services rendered............         --               188
Issuance of preferred stock upon
  exercise of warrants.............         --                --
Issuance of preferred stock, net of
  issuance costs of $56............         --             7,444
Forgiveness of note receivable to
  stockholder......................         --                62
Deferred stock compensation........         --                --
Amortization of deferred stock
  compensation.....................         --               519
Comprehensive loss:
Unrealized gain on investments.....         28                28
Net loss...........................         --            (3,775)
                                                         -------
Comprehensive loss.................                       (3,747)
                                          ----           -------
Balances at December 31, 1999......         83             7,882
Issuance of common stock upon
  exercise of options and warrants,
  net of repurchases...............         --               706
Issuance of common stock for
  services rendered................         --             1,081
Issuance of preferred stock upon
  exercise of warrants.............         --                61
Issuance of preferred stock........         --             1,500
Conversion of preferred stock into
  common stock.....................         --                --
Conversion of notes payable and
  interest into common stock.......         --            12,637
Issuance of common stock in initial
  public offering, net of issuance
  costs of $5,104..................         --            47,396
Issuance of common stock under
  employee stock purchase plan.....         --               125
Forgiveness of note receivable to
  stockholder......................         --                62
Issuance of note receivable to
  stockholder......................         --              (400)
Deferred stock compensation........         --                --
Amortization of deferred stock
  compensation and vesting of
  non-qualified stock options......         --             4,852
Comprehensive loss:
Unrealized gain on investments.....         54                54
Net loss...........................         --            (9,066)
                                                         -------
Comprehensive loss.................                       (9,012)
                                          ----           -------
Balances at December 31, 2000......       $137           $66,890
                                          ====           =======

                            See accompanying notes.

                           SANGAMO BIOSCIENCES, INC.

                            STATEMENTS OF CASH FLOWS

                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

                                 (IN THOUSANDS)

                                                                 YEAR ENDED DECEMBER 31,
                                                              ------------------------------
                                                                2000       1999       1998
                                                              --------   --------   --------
OPERATING ACTIVITIES:
  Net loss..................................................  $(9,066)   $(3,775)   $(3,285)
  Adjustments to reconcile net loss to net cash used in
    operating activities:
    Depreciation and amortization...........................      380        164         86
    Non-cash interest expense...............................      137         --         --
    Amortization of deferred stock compensation.............    4,852        519        410
    Issuance of common stock and options to purchase common
      stock for technology and services rendered............    1,081        188         --
    Changes in operating assets and liabilities:
      Accounts receivable...................................     (944)      (178)        20
      Prepaid expenses and other assets.....................      101        (14)      (284)
      Accounts payable and accrued liabilities..............      286        166       (305)
      Accrued compensation and employee benefits............      514        (14)       196
      Deferred revenue......................................      205        500         --
                                                              -------    -------    -------
        Net cash used in operating activities...............   (2,454)    (2,444)    (3,162)
INVESTING ACTIVITIES:
  Purchases of marketable securities........................  (54,530)    (8,242)    (2,921)
  Maturities to and other changes in marketable
    securities..............................................    7,306      2,571      1,166
  Purchases of property and equipment.......................   (1,750)      (340)      (400)
                                                              -------    -------    -------
        Net cash used in investing activities...............  (48,974)    (6,011)    (2,155)
FINANCING ACTIVITIES:
  Proceeds from issuance of convertible preferred stock.....    1,561      7,444         --
  Proceeds from issuance of common stock....................   48,227         12          3
  Borrowings (repayment) of note payable....................     (250)        --        250
  Proceeds from issuance of convertible notes...............   12,500         --         --
  Note receivable from stockholder..........................     (710)        --         --
                                                              -------    -------    -------
        Net cash provided by financing activities...........   61,328      7,456        253
                                                              -------    -------    -------
        Net increase in cash and cash equivalents...........    9,900       (999)    (5,064)
Cash and cash equivalents, beginning of period..............      251      1,250      6,314
                                                              -------    -------    -------
Cash and cash equivalents, end of period....................  $10,151    $   251    $ 1,250
                                                              =======    =======    =======
SUPPLEMENTAL DISCLOSURES:
Cash paid for interest......................................  $     2    $    17    $    12
                                                              =======    =======    =======
NONCASH INVESTING AND FINANCING ACTIVITIES:
Deferred compensation related to stock options..............  $ 6,778    $ 1,482    $   780
                                                              =======    =======    =======
Deemed dividend upon issuance of convertible preferred
  stock.....................................................  $ 1,500    $ 4,500    $    --
                                                              =======    =======    =======
Conversion of convertible notes payable and accrued interest
  into common stock.........................................  $12,637    $    --    $    --
                                                              =======    =======    =======

                            See accompanying notes.

                           SANGAMO BIOSCIENCES, INC.

                         NOTES TO FINANCIAL STATEMENTS

1.  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

SANGAMO AND BASIS OF PRESENTATION

    Sangamo BioSciences, Inc. ("Sangamo") was incorporated in the State of Delaware on June 22, 1995 and is focused on the development and commercialization of novel transcription factors for the regulation of gene expression. Sangamo's Universal Gene Recognition-TM- technology platform enables the engineering of a class of transcription factors known as zinc finger DNA-binding proteins ("ZFPs"). Sangamo will require additional financial resources to complete the development and commercialization of its products.

    Sangamo anticipates working on a number of long-term development projects that will involve experimental and unproven technology. The projects may require several years and substantial expenditures to complete and ultimately may be unsuccessful. Sangamo plans to finance its operations with available cash resources, funds received under federal government research grants and Universal GeneTools-TM- collaborations and strategic partnerships, and from the issuance of equity or debt securities. Sangamo believes that its available cash, cash equivalents and investments as of December 31, 2000, along with expected revenues from Universal GeneTools-TM- collaborations and strategic partnerships, will be adequate to fund its operations through at least fiscal 2002. Sangamo will need to raise substantial additional capital to fund subsequent operations. Sangamo intends to seek funding through the issuance of equity securities, additional Universal GeneTools-TM- collaborations, strategic partnerships, and federal government research grants. Sangamo may seek to raise additional capital when conditions permit, however there is no assurance funding will be available on favorable terms, if at all.

USE OF ESTIMATES

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. Actual results could differ from those estimates.

CASH AND CASH EQUIVALENTS

    Sangamo considers all highly liquid investments purchased with original maturities of three months or less at the purchase date to be cash equivalents. Sangamo's cash and cash equivalents are maintained with three financial institutions. Cash equivalents of $10.2 million and $251,000 at December 31, 2000 and 1999, respectively, consist of a certificate of deposit and deposits in money market investment accounts.

MARKETABLE SECURITIES

    Sangamo classifies its marketable securities as "available-for-sale" and records its investments at market value in accordance with Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Available-for-sale securities are carried at amounts that approximate fair market value based on quoted market prices. Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities are included in interest income. Interest on securities classified as available-for-sale is also included in interest income, which is determined using the specific identification method. Through December 31, 2000, Sangamo has no other than temporary losses on its investments.

                           SANGAMO BIOSCIENCES, INC.

1.  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    The table below summarizes the carrying value and the fair value at December 31, 2000 and 1999 of our investments. The fair value of the investments was based on the quoted market price at year-end (in thousands):

                                                                       GROSS      ESTIMATED
                                                         AMORTIZED   UNREALIZED     FAIR
DECEMBER 31, 2000                                          COST        GAINS        VALUE
-----------------                                        ---------   ----------   ---------
US government investments:
  Maturing within 1 year...............................   $2,021         $ 2       $2,023
  Maturing between 1 and 2 years.......................    4,510           5        4,515
                                                          ------         ---       ------
Total government investments...........................    6,531           7        6,538

Corporate debt investments:
  Maturing within 1 year...............................   34,500          44       34,544
  Maturing between 1 and 2 years.......................   13,363          85       13,448
                                                          ------         ---       ------
Total corporate investments............................   47,863         129       47,992

Total available-for-sale investments...................   54,394         137       54,530
                                                          ======         ===       ======

DECEMBER 31, 1999
-----------------
Corporate debt investments:
  Maturing within 1 year...............................   $6,918      $83       $7,001
  Certificate of deposit...............................      251       --          251
                                                          ------      ---       ------
Total available-for-sale investments...................   $7,169      $83       $7,252
                                                          ======      ===       ======

PROPERTY AND EQUIPMENT

    Property and equipment are stated at cost, less accumulated depreciation and amortization. Depreciation is calculated using the straight-line method based on the estimated useful lives of the related assets (generally three to five years). For leasehold improvements, amortization is calculated using the straight-line method based on the shorter of the useful life or the lease term. Sangamo has not internally developed any software for use in its research activities.

COMPREHENSIVE INCOME

    Comprehensive income (loss) is comprised of net income (loss) and other comprehensive income (loss). Comprehensive loss for the years ended
December 31, 2000, 1999 and 1998 is included in the Statement of Stockholders' equity. Comprehensive loss includes all changes in equity during a period from non-owner sources. These items include unrealized gains and losses on investments.

REVENUE RECOGNITION

    Sangamo recognizes revenue from its Universal GeneTools-TM- agreements when ZFP Transcription Factors ("ZFP TFs") are delivered to the Universal GeneTools-TM- collaborators and persuasive evidence of an agreement exists, the price is fixed and determinable, and collectibility is reasonably assured.

                           SANGAMO BIOSCIENCES, INC.

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) Generally, Sangamo receives partial payments from these collaborations prior to the delivery of ZFP TFs and the recognition of these revenues are deferred until the ZFP TFs are delivered. The risk of ownership has passed to the collaborator and all performance obligations have been satisfied at the time revenue is recognized.

    Payments to fund research activities made under strategic partnering agreements are recognized over the period that Sangamo performs research services. Amounts paid in advance under such agreements are deferred until the research services are performed. Sangamo's federal government research grants provide for the reimbursement of qualified expenses for research and development as defined under the terms of the grant agreement. Revenue under grant agreements is recognized when the related research expenses are incurred. Grant reimbursements are received on a quarterly or monthly basis and are subject to the issuing agency's right of audit.

RESEARCH AND DEVELOPMENT COSTS

    Research and development expenses consist of costs incurred for company-sponsored as well as collaborative research and development activities. These costs include direct and research-related overhead expenses and are expensed as incurred.

STOCK-BASED COMPENSATION

    Sangamo accounts for employee and director stock options using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and has adopted the disclosure-only alternative of SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). Stock options granted to non-employees, including Scientific Advisory Board Members, are accounted for in accordance with Emerging Issues Task Force Issue No. 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring or in Conjunction with Selling, Goods or Services," which requires the value of such options to be measured and compensation expenses to be recorded as they vest over a performance period. The fair value of such options is determined using the Black-Scholes model.

INCOME TAXES

    Sangamo accounts for income taxes as required by SFAS No. 109, "Accounting for Income Taxes." Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities. Deferred tax assets and liabilities are measured using enacted tax rates and laws that will be in effect when the differences are expected to reverse.

NET LOSS PER SHARE

    Basic and diluted net loss per share information for all periods is presented under the requirements of SFAS No. 128, "Earnings per Share." Basic net loss per share has been computed using the weighted-average number of shares of common stock outstanding during the period, less

                           SANGAMO BIOSCIENCES, INC.

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) shares subject to repurchase. The following table presents the calculation of historical basic and diluted net loss per common share (in thousands, except per share data):

                                                              YEAR ENDED DECEMBER 31,
                                                           ------------------------------
                                                             2000       1999       1998
                                                           --------   --------   --------
Net loss attributable to common stockholders.............  $(10,566)  $(8,275)   $(3,285)
                                                           ========   =======    =======
Basic and diluted:
  Weighted-average shares of common stock outstanding....    17,877     6,053      5,919
  Less: weighted-average shares subject to repurchase....      (494)      (62)       (76)
                                                           --------   -------    -------
  Shares used in computing basic and diluted net loss per
    common share.........................................    17,383     5,991      5,843
                                                           ========   =======    =======
Basic and diluted net loss per common share..............  $  (0.61)  $ (1.38)   $ (0.56)
                                                           ========   =======    =======

MAJOR CUSTOMERS

    During 2000, Sangamo entered into Universal GeneTools-TM- agreements with six pharmaceutical and biotechnology companies, bringing the total number of Universal GeneTools-TM- partnerships to twenty-two. Sangamo earned revenues of $1.8 million under eleven of these agreements during the year. At December 31, 2000, Sangamo's accounts receivable consisted of amounts due from six of these pharmaceutical companies. These agreements generally require Sangamo to apply its research expertise and technology to develop unique transcription factors, which are delivered to the pharmaceutical companies for use in their research.

STRATEGIC PARTNERSHIP

    In January 2000, Sangamo entered into a strategic partner agreement with Edwards Lifesciences Corporation, formerly the CardioVascular Group of Baxter Healthcare Corporation for the development of ZFP TFs in cardiovascular and peripheral vascular diseases. Under this agreement, Edwards purchased a $5 million convertible note which converted into common stock at the time of the company's initial public offering at the IPO price, and Sangamo received
$1 million in initial research funding from Edwards which was recorded as deferred revenue and is being recognized as revenue as related research services are performed over the research period of one year. Through December 31, 2000, Sangamo has substantially met all of the research goals associated with the initial research plan outline and has recognized revenue of approximately $945,000. In March 2000, Edwards purchased a $7.5 million convertible note in exchange for a right of first refusal for three years to negotiate a license for additional ZFP-Therapeutics-TM- in cardiovascular and peripheral vascular diseases. This note also converted into common stock upon consummation of the Company's initial public offering at the IPO price. In the future, Sangamo may receive option fees, milestone payments, royalties and additional research funding from this agreement.

EFFECT OF NEW ACCOUNTING STANDARDS

    In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), as amended, which must be adopted by Sangamo as of January 1, 2001. SFAS 133 establishes accounting and reporting standards requiring that

                           SANGAMO BIOSCIENCES, INC.

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) every derivative instrument, including derivative instruments imbedded in other contracts, be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS 133 also requires that changes in the derivative's fair value be recognized in earnings unless specific hedge accounting criteria are met. Sangamo believes the adoption of SFAS 133 will not have a material effect on the financial statements, since it currently does not hold derivative instruments or engage in hedging activities.

2.  PROPERTY AND EQUIPMENT

    Property and equipment consist of the following:

                                                                 DECEMBER 31,
                                                              -------------------
                                                                2000       1999
                                                              --------   --------
                                                                (IN THOUSANDS)
Laboratory equipment........................................   $1,314      $436
Furniture and fixtures......................................      477       227
Leasehold improvements......................................      823       201
                                                               ------      ----
                                                                2,614       864
Less accumulated depreciation and amortization..............     (632)     (252)
                                                               ------      ----
                                                               $1,982      $612
                                                               ======      ====

3.  COMMITMENTS AND NOTES PAYABLE

    Sangamo occupies office and laboratory space under operating leases in Richmond, California that expire in 2004. Rent expense for 2000, 1999 and 1998 was $392,000, $336,000, and $314,000 respectively. Future minimum payments under non-cancelable operating leases at December 31, 2000 consist of the following:

                                                                  AMOUNT
                                                              --------------
                                                              (IN THOUSANDS)
2001........................................................         430
2002........................................................         438
2003........................................................         442
2004........................................................         297
                                                                  ------
                                                                  $1,607
                                                                  ======

4.  STOCKHOLDERS' EQUITY

CONVERTIBLE PREFERRED STOCK

    All outstanding convertible preferred stock converted into common stock upon consummation of the initial public offering in April 2000. The Company has 5,000,000 preferred shares authorized which may be issued at the Board's discretion.

    In November 1999, Sangamo sold 1,000,000 shares of its Series C convertible preferred stock to an investor for net proceeds of $4.5 million. Subsequent to the commencement of the initial public

                           SANGAMO BIOSCIENCES, INC.

4.  STOCKHOLDERS' EQUITY (CONTINUED)
offering process, Sangamo re-evaluated the fair value of its common stock as of November 1999 and determined it to be $6.00 per share. Accordingly, the incremental fair value, limited to the amount of the proceeds received of $4.5 million, was deemed to be the equivalent of a preferred stock dividend. Sangamo recorded the deemed dividend at the date of issuance by offsetting charges and credits to preferred stock, without any effect on total stockholders' equity. The preferred stock dividend increases the loss applicable to common stockholders in the calculation of basic net loss per share for the year ended December 31, 1999.

    In January 2000, Sangamo sold 333,333 shares of its Series C convertible preferred stock for net proceeds of approximately $1.5 million. Subsequent to the commencement of the initial public offering process, Sangamo re-evaluated the fair value of its common stock as of January 2000 and determined it to be $12 per share. Accordingly, the incremental fair value, limited to the amount of the proceeds received of $1.5 million, was deemed to be the equivalent of a preferred stock dividend. Sangamo recorded the deemed dividend at the date of issuance by offsetting charges and credits to preferred stock, without any effect on total stockholders' equity. The preferred stock dividend increases the loss applicable to common stockholders in the calculation of basic net loss per share for the year ended December 31, 2000.

COMMON STOCK

    At December 31, 2000, 374,583 shares of outstanding common stock were subject to the company's contractual right of repurchase at a weighted average price of $0.15 which rights generally lapse over periods not exceeding four years.

WARRANTS

    At December 31, 2000, warrants to purchase 74,570 shares of common stock were outstanding at an exercise price of $1.50 per share, and are exercisable through August 2002. The warrants to purchase common stock were issued in connection with a 1997 bridge loan transaction. Sangamo has reserved common stock for issuance upon exercise of the warrants.

STOCK SPLIT

    In February 2000, the Board of Directors adopted, subject to stockholder approval (which was received in March 2000), a change in the authorized number of shares of the common stock and preferred stock to 80,000,000 and 5,000,000, respectively. An Amended and Restated Certificate of Incorporation was filed following the effectiveness of the registration statement relating to the public offering. On March 28, 2000, Sangamo effected a two-for-one stock split of its common stock, in the form of a common stock dividend. As a result of the common stock split, the conversion ratio of Sangamo's convertible preferred stock was amended to two-to-one pursuant to Sangamo's Sixth Amended and Restated Certificate of Incorporation. All common share and options and per share amounts in the accompanying financial statements have been adjusted to reflect the stock split.

STOCK OPTION PLAN

    Sangamo's 2000 Stock Option Plan (the "2000 Option Plan"), which supersedes the 1995 Stock Option Plan, provides for the issuance of common stock and grants of options for common stock to employees, officers, directors and consultants. The exercise price per share will be no less than

                           SANGAMO BIOSCIENCES, INC.

4.  STOCKHOLDERS' EQUITY (CONTINUED)
85 percent of the fair value per share of common stock on the option grant date, and the option term will not exceed ten years. If the person to whom the option is granted is a 10 percent stockholder, then the exercise price per share will not be less than 110 percent of the fair value per share of common stock on the option grant date, and the option term will not exceed five years. Options granted under the 2000 Option Plan generally vest over four years at a rate of 25 percent one year from the grant date and one thirty-sixth per month thereafter and expire ten years after the grant, or earlier upon employment termination. Options granted pursuant to the 2000 Option Plan may be exercised prior to vesting, with the related shares subject to Sangamo's right to repurchase the shares that have not vested at the issue price if the option holder terminates employment. The right of repurchase lapses over the original option vesting period, as described above. A total of 3.7 million shares were reserved for issuance pursuant to the 2000 Option Plan. The number of shares authorized for issuance will automatically increase on the first trading day of the fiscal year by an amount equal to 3.5 percent of the total number of shares of our common stock outstanding on the last trading day of the preceding fiscal year.

    A summary of Sangamo's stock option activity follows:

                                                                                OPTIONS OUTSTANDING
                                                                             -------------------------
                                                                                           WEIGHTED-
                                                          SHARES AVAILABLE                  AVERAGE
                                                            FOR GRANT OF     NUMBER OF    EXERCISE PER
                                                              OPTIONS          SHARES     SHARE PRICE
                                                          ----------------   ----------   ------------
Balance at December 31, 1997............................         94,500         983,000      $0.08
  Additional shares authorized..........................      1,200,000              --         --
  Options granted.......................................       (828,000)        828,000      $0.16
  Options exercised.....................................             --        (101,750)     $0.03
  Shares repurchased....................................         47,032              --      $0.01
  Options canceled......................................         35,250         (35,250)     $0.08
                                                             ----------      ----------
Balance at December 31, 1998............................        548,782       1,674,000      $0.12
  Additional shares authorized..........................      1,000,000              --         --
  Options granted.......................................       (463,500)        463,500      $0.22
  Options exercised.....................................             --        (191,042)     $0.06
  Options canceled......................................         69,792         (69,792)     $0.10
                                                             ----------      ----------
Balance at December 31, 1999............................      1,155,074       1,876,666      $0.15
  Additional shares authorized..........................      1,603,926              --         --
  Options granted.......................................     (1,173,900)      1,173,900      $8.18
  Options exercised.....................................             --      (1,120,350)     $0.59
  Shares repurchased....................................         10,734              --      $0.63
  Options canceled......................................         39,933         (39,933)     $0.83
                                                             ----------      ----------
Balance at December 31, 2000............................      1,635,767       1,890,283      $4.86
                                                             ==========      ==========

    Options outstanding at December 31, 2000 have a weighted average remaining contractual life of 7.2 years and may be immediately exercised; however,
1.7 million shares issued pursuant to the exercise of these options would be subject to Sangamo's right of repurchase. Vested options at December 31, 2000 total 1.8 million and have a weighted average remaining contractual life of
6.3 years. The

                           SANGAMO BIOSCIENCES, INC.

4.  STOCKHOLDERS' EQUITY (CONTINUED)
weighted-average fair value per share of options granted during 1998, 1999 and 2000 was $1.08, $5.06 and $8.18, respectively.

    The following table summarizes information with respect to stock options outstanding at December 31, 2000:

                         OPTIONS OUTSTANDING
---------------------------------------------------------------------
                                                         WEIGHTED
                                                          AVERAGE
      RANGE OF                                           REMAINING
      EXERCISE                   NUMBER OF              CONTRACTUAL
        PRICE                     SHARES              LIFE (IN YEARS)
---------------------            ---------            ---------------
          $0.15-$0.22            1,020,633                  5.71
          $2.25-$8.50              473,500                  9.21
        $11.13-$38.00              396,150                  9.93
                                 ---------
                                 1,890,283
                                 =========

    As permitted by SFAS 123, Sangamo accounts for its stock option and stock incentive plans in accordance with APB 25 and recognizes no deferred stock compensation expense for options granted with exercise prices equal to the fair market value of Sangamo's common stock at the date of grant. In 2000, 1999 and 1998, Sangamo granted options to employees with exercise prices below the fair value of Sangamo's common stock. Such fair value was determined based on the business factors underlying the value of the company's common stock on the date such option grants were made, viewed in light of the company's planned initial public offering and the expected initial public offering price per share. Accordingly, the Company recognized deferred stock compensation of $6.8 million, $1.5 million and $780,000 in 2000, 1999 and 1998, respectively, which is being amortized to expense over the vesting term of the option using a graded vesting method.

    SFAS 123 requires the disclosure of pro forma information regarding net loss and net loss per share determined as if Sangamo had accounted for its stock options and shares issued under its employee stock purchase plan under the fair value method. For purposes of this pro forma disclosure, the estimated fair value of the options is amortized to expense over the options' vesting period.

                                                      YEAR ENDED DECEMBER 31,
                                                   ------------------------------
                                                     2000       1999       1998
                                                   --------   --------   --------
Pro forma net loss attributable to common
  stockholders (in thousands)....................  $(11,123)  $(8,289)   $(3,296)
                                                   ========   =======    =======
Pro forma basic and diluted net loss per share...  $  (0.64)  $ (1.38)   $ (0.56)
                                                   ========   =======    =======

    The above pro forma effect may not be representative of that to be expected in future years, due to subsequent years including additional grants and related vesting. The fair value for all options granted in 2000, 1999 and 1998 were estimated at the date of grant using the Black-Scholes method

                           SANGAMO BIOSCIENCES, INC.

4.  STOCKHOLDERS' EQUITY (CONTINUED)
following the Company's initial public offering and using the minimum value method for periods prior to the initial public offering with the following weighted-average assumptions:

                                                        YEAR ENDED DECEMBER 31,
                                                     ------------------------------
                                                       2000       1999       1998
                                                     --------   --------   --------
Risk-free interest rate............................     6.0%       6.0%       5.0%
Expected life of option............................   5 yrs      5 yrs      5 yrs
Expected dividend yield of stock...................       0%         0%         0%
Expected volatility................................     0.8        n/a        n/a

    In 2000, 1999 and 1998, respectively, Sangamo granted 375,000, 154,000 and 80,000 nonqualified common stock options to consultants at exercise prices that range from $0.15 to $8.00 per share for services rendered. Such options are included in the option tables disclosed above. The options generally vest over four years at a rate of 25 percent one year from the grant date and one thirty-sixth per month thereafter and expire ten years after the grant date. Expense of $1.0 million and $15,000 was recognized in 2000 and 1999 related to these options. The related expense for 1998 was not material. The fair value of these options was determined using the Black-Scholes model with the following assumptions: risk free interest rate--6 percent; term--10 years; dividend yield--0 percent; and expected volatility of the company's common stock--.8.

EMPLOYEE STOCK PURCHASE PLAN

    The Board of Directors adopted the 2000 Employee Stock Purchase Plan in February 2000, effective upon the completion of Sangamo's initial public offering of its common stock. Sangamo reserved a total of 400,000 shares of common stock for issuance under the plan. Eligible employees may purchase common stock at 85 percent of the lesser of the fair market value of Sangamo's common stock on the first day of the applicable two-year offering period or the last day of the applicable six-month purchase period. The reserve will automatically increase on the first trading day of the second fiscal quarter each year, beginning in 2001, by an amount equal to 1 percent of the total number of outstanding shares of our common stock on the last trading day of the immediately preceding first fiscal quarter.

5.  LOAN TO AN OFFICER

    Sangamo advanced its President and Chief Executive Officer $250,000 under a Note Receivable Agreement (the "Note"). The Note bears interest at 6.02 percent per annum and is being forgiven one forty-eighth each month beginning
January 1, 1998. As of December 31, 2000 and 1999, $62,500 and $125,000,
respectively, of this Note was outstanding, which is included as a component of stockholders' equity in the accompanying balance sheets. The loan is secured by 500,000 shares of common stock owned by the officer.

    On March 17, 2000 Sangamo entered into an agreement with an officer under which the Company loaned $400,000 to enable the officer to purchase up to 50,000 shares of common stock. The loan is full recourse, bears interest at
7.0 percent per annum, is payable in three years or when the stock is sold, whichever is earlier, and is secured by the stock being purchased. Under the agreement we also loaned the officer $250,000 as a housing allowance payable in four years from the date of the loan with interest at a rate of 7 percent. Twenty-five percent of the housing loan and associated interest will be

                           SANGAMO BIOSCIENCES, INC.

5.  LOAN TO AN OFFICER (CONTINUED)
forgiven on each anniversary of the loan as long as the officer is a full-time employee of Sangamo at such time.

6.  INCOME TAXES

    There has been no provision for U.S. federal, U.S. state or foreign income taxes for any period because Sangamo has incurred operating losses in all periods and for all jurisdictions. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

    Significant components of deferred tax assets are as follows:

                                                               DECEMBER 31,
                                                      ------------------------------
                                                        2000       1999       1998
                                                      --------   --------   --------
                                                              (IN THOUSANDS)
Deferred tax assets:
  Net operating loss carryforwards..................   $3,700     $2,500     $1,600
  Research and development credit carryforwards.....      770        100         --
  Other reserves and accruals.......................      900        100         --
                                                       ------     ------     ------
                                                        5,370      2,700      1,600
Valuation allowance.................................   (5,370)    (2,700)    (1,600)
                                                       ------     ------     ------
Net deferred tax assets.............................   $   --     $   --     $   --
                                                       ======     ======     ======

    Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance. As of December 31, 2000, Sangamo had net operating loss carryforwards for federal and state income tax purposes of approximately $11,400,000. Sangamo also had federal and state research and development credit carryforwards of approximately $500,000 and $300,000. The net operating loss and credit carryforwards will expire at various dates beginning in 2010 through 2020, if not used. Use of the net operating loss may be subject to substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. The annual limitation could result in the expiration of the net operating loss before use. However, management has not determined if the use of the net operating loss carryforwards will be limited.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANT ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The information required by this item with respect to our Annual Meeting of Stockholders will be contained in our definitive Proxy Statement, under the captions "Election of Directors--Nominees," and "Security Ownership of Certain Beneficial Owners and Management--Compliance with the Reporting Requirement of
Section 16(a)," and is incorporated by reference.

    The following table sets forth information regarding our executive officers, directors and key employees as of March 15, 2001:

NAME                                             AGE                          POSITION
----                                           --------   ------------------------------------------------
Edward O. Lanphier II........................     44      President, Chief Executive Officer and Director
                                                          Senior Vice President and Chief Scientific
Alan P. Wolffe, Ph.D.........................     41      Officer
Peter Bluford................................     46      Vice President, Corporate Development
Casey C. Case, Ph.D..........................     45      Vice President, Research
Shawn K. Johnson.............................     33      Senior Director, Finance
Eric T. Rhodes...............................     40      Senior Director, Commercial Development
Julianna Wood................................     45      Senior Director, Corporate Communications
S. Kaye Spratt, Ph.D.........................     48      Director, Delivery Technology
Herbert W. Boyer, Ph.D.......................     64      Director
William G. Gerber, M.D.......................     54      Director
Jon E. M. Jacoby.............................     62      Director
John W. Larson...............................     65      Director
William J. Rutter, Ph.D......................     72      Director
Michael C. Wood..............................     48      Director

    EDWARD O. LANPHIER II, the founder of Sangamo BioSciences, Inc., has served as President, Chief Executive Officer and as a member of the board of directors since the company's inception. Mr. Lanphier has approximately twenty years of experience in the pharmaceutical and biotechnology industry. From June 1992 to May 1997, he held various positions at Somatix Therapy Corporation, a gene therapy company, including Executive Vice President, Commercial Development and Chief Financial Officer. Prior to Somatix, Mr. Lanphier was President and Chief Executive Officer of BioGrowth, Inc., a biotechnology company that merged with Celtrix Laboratories to form Celtrix Pharmaceuticals, Inc. in 1991. From 1986 to 1987, Mr. Lanphier served as Vice President of Corporate Development at Biotherapeutics, Inc. From 1984 to 1986 he served as Vice President of Corporate Development at Synergen Inc. Prior to Synergen, he was employed by Eli Lilly and Company, a pharmaceutical company, in the strategic business planning-biotechnology group. Mr. Lanphier is a member of the Biotechnology Industry Organization (BIO) Emerging Companies Section and the BIO board of directors. Mr. Lanphier has a B.A. in biochemistry from Knox College.

    ALAN P. WOLFFE, PH.D. joined Sangamo as its Senior Vice President and Chief Scientific Officer in March 2000. Dr. Wolffe is internationally recognized for his research on chromatin structure and its role in the regulation of gene expression, with over 250 research publications on this topic. He was Director of the Department of Molecular Embryology at the National Institutes of Child Health and Human Development from 1990 until March 2000. During this time,
Dr. Wolffe's laboratory discovered the determinants of chromosomal gene regulation by ZFPs, including observations that have proven fundamental to the understanding of histone acetylation and deacetylation in transcriptional control. Dr. Wolffe has received numerous prizes for his research and serves as an editor on the editorial boards of BIOCHEMISTRY, JOURNAL OF CELL SCIENCE, MOLECULAR BIOLOGY OF THE CELL, MOLECULAR CELL BIOLOGY,

NUCLEIC ACIDS RESEARCH, and SCIENCE. Dr. Wolffe received a Ph.D. in molecular biology from the Medical Research Council and a B.A. in biochemistry from Oxford University.

    PETER BLUFORD has served as Vice President, Corporate Development since December 1997 and since joining us has had operating responsibility for Sangamo's licensing, intellectual property and business planning activities.
Mr. Bluford also served as Senior Director, Corporate Development, from
October 1996 to November 1997. From October 1992 to September 1996, Mr. Bluford served as Director, Commercial Development at Somatix Therapy Corporation, where he was responsible for Somatix's strategic business planning activities while also serving as Project Team Leader, Oncology from 1995 to 1996. From 1991 to 1992, Mr. Bluford was with Celtrix Pharmaceuticals, Inc. as Manager, Strategic Market Planning. From 1990 to 1991, he was Manager of Strategic Planning with BioGrowth, Inc. Mr. Bluford received an M.B.A. and a B.S. in biochemistry from the University of California, Berkeley.

    CASEY C. CASE, PH.D. has served as Vice President, Research since
November 1997. From June 1993 to November 1997, Dr. Case served as Director, Cell Biology at Tularik, Inc., a pharmaceutical company focusing on gene regulating drugs, where he was part of the team that established Tularik's cell-based, high throughput screening of small molecule modulators of specific transcription factors. From June 1989 to June 1993, Dr. Case was Director of Transcriptional Research at Oncogene Science, Inc., a pharmaceutical company, where he led Oncogene's research efforts in the development of mammalian cell-based assays for gene transcription and the automation of these assays for selection of therapeutic targets and compounds. Dr. Case earned a Ph.D. in biochemistry from the University of California, Davis and a B.S. in biology from San Diego State University.

    SHAWN K. JOHNSON, Senior Director, Finance, joined the company in
December 1997 and has responsibility for the company's financial and administrative operations. From July 1995 to October 1997, Mr. Johnson was Director of Finance at Neurobiological Technologies, Inc., a pharmaceutical product development company. From July 1993 to June 1995, he managed various accounting functions for Glycomed Incorporated, a biotechnology research company. Prior to Glycomed, Mr. Johnson was the Controller for Cognitive Systems, Inc., a software technology company from 1989 to 1992. He holds an M.B.A. from the University of California, Berkeley and a B.S. in accounting from City University.

    ERIC T. RHODES, Senior Director, Commercial Development, joined the company in July 1998 and has primary responsibility for management of our Universal GeneTools-TM- business. Prior to joining Sangamo, Mr. Rhodes served in a variety of capacities at Incyte Pharmaceuticals, Inc., a genomic database and data management software company, from March 1994 to July 1998. He initially served as part of the team responsible for expansion of Incyte's high throughput sequencing capabilities and later worked in the business development group where his primary focus was the evaluation and acquisition of new technologies. From 1991 to 1994, Mr. Rhodes directed the molecular biology group at Anergen, Inc., a biotechnology company focusing on treatment of autoimmune disease and prior to that he was with BioGrowth, Inc., from 1989 to 1991 and Triton BioSciences, a biotechnology company, as a molecular biologist from 1987 to 1989. Mr. Rhodes received a B.S. in microbiology and immunology from the University of California, Berkeley.

    JULIANNA WOOD, Senior Director, Corporate Communications, joined the company in March 2000 and is responsible for all external communications, including investor relations and public affairs. From November 1997 to March 2000, she was employed by Chiron Corporation, most recently as Senior Director of Corporate Communications and Investor Relations. Prior to Chiron, Ms. Wood served as a communications consultant to multiple companies from July 1995 until November 1997. Ms. Wood has also held similar communications positions with other biotechnology companies, including Glycomed Incorporated from March 1993 until July 1995, and Somatix Therapy Corporation from 1987 to 1993.

Ms. Wood earned her undergraduate degree from Stanford University and has a M.B.A. from Duke University.

    S. KAYE SPRATT, PH.D. has served as Director of Delivery Technology since January 1998 and is currently directing Sangamo's cell biology and gene therapy efforts for the evaluation and delivery of engineered zinc finger proteins. From June 1997 to January 1998, Dr. Spratt was employed by Acacia Biosciences, a biotechnology research company, as Project Manager. From June 1992 to June 1997, Dr. Spratt was employed by Somatix Therapy Corporation as Section Manager and Senior Scientist responsible for the design, development and production of research and clinical grade gene therapy vectors. From 1987 to 1992, Dr. Spratt was Senior Scientist and Project Leader for BioGrowth Inc.
Dr. Spratt received a Ph.D. in microbial genetics from Meharry Medical College and a B.S. in biology from Langston University.

    HERBERT W. BOYER, PH.D. has served as a Director since July 1997. Dr. Boyer is the co-inventor of recombinant DNA technology with Dr. Stanley Cohen and founded Genentech, Inc., a biopharmaceutical company, in 1976. Dr. Boyer is currently Professor Emeritus at the University of California, San Francisco.
Dr. Boyer has served as a director of Genentech since 1976 and was Vice President of Research from 1976 to 1990. Dr. Boyer was also a Professor of biochemistry and biophysics at the University of California, San Francisco from 1966 to 1991 where he retains the position of Professor Emeritus. He was also an Investigator for the Howard Hughes Medical Institute from 1976 to 1983. He has authored over 100 scientific publications and is a member of the National Academy of Sciences. Dr. Boyer has received numerous research awards including the National Medal of Science, the National Medal of Technology and the Albert Lasker Basic Medical Research Award. Dr. Boyer is Chairman of the Board of Directors of Allergan, Inc., a pharmaceutical company and a trustee of the Scripps Research Institute. Dr. Boyer received a Ph.D. in microbiology from the University of Pittsburgh and a B.A. in biology from St. Vincent College.

    WILLIAM G. GERBER, M.D. has served as a member of our board of directors since June 1997. Dr. Gerber is currently Chief Executive Officer and a Director of Epoch Biosciences, Inc., a biomedical company, where he has been since September 1999. From April 1998 to July 1999, he was President of diaDexus LLC, a pharmacogenomics company. Previous to his appointment at diaDexus, he was Chief Operating Officer of Onyx Pharmaceuticals. Before joining Onyx in 1995, Dr. Gerber was with Chiron Corporation, a biopharmaceutical, vaccine and blood testing company, where he was President of the Chiron Diagnostics business unit after Chiron's merger with Cetus Corporation in December 1991. He joined Cetus in 1987 as senior director of corporate ventures and was named Vice President and General Manager of the PCR (Polymerase Chain Reaction) Division in
November 1988. Dr. Gerber earned his B.S. and M.D. degrees from the University of California, San Francisco School of Medicine.

    JON E. M. JACOBY has served as a member of our board of directors since April 2000. Mr. Jacoby is a director and an executive vice president of Stephens Group, Inc. He is also a senior executive vice president of Stephens Inc., an affiliate of Stephens Group, Inc., where he has been employed since 1963.
Mr. Jacoby also serves on the board of directors of Delta and Pine Land Company, Beverly Enterprises, Inc., and Power-One, Inc., as well as on the boards of several privately held companies. He received his B.S. degree in geology from the University of Notre Dame and his M.B.A. from Harvard Business School.

    JOHN W. LARSON has served as a member of our board of directors since January 1996. Mr. Larson has served as senior partner at the law firm of Brobeck, Phleger & Harrison LLP since March 1996. From 1988 until March 1996, Mr. Larson was Chief Executive Officer of the firm. He has been a partner with the firm since 1969, except for the period from July 1971 to September 1973 when he was in government service as Assistant Secretary of the United States Department of the Interior and Counselor to George P. Shultz, Chairman of the Cost of Living Council. Mr. Larson holds an L.L.B. and a B.A., with distinction, in Economics, from Stanford University.

    WILLIAM J. RUTTER, PH.D. has served as a member of our board of directors since January 2000. He is the co-founder of Chiron Corporation, a biopharmaceutical, vaccine and blood testing company, and served as Chairman of the Board of Directors from Chiron's inception in 1981 until May 1999. From August 1983 through April 1989, in addition to his responsibilities at Chiron, Dr. Rutter was the Director of the Hormone Research Institute at UCSF, and he became a Professor Emeritus in 1991. In 1969, Dr. Rutter joined the faculty of the University of California, San Francisco as a Herzstein Professor, and served as the chairman of the Department of Biochemistry and Biophysics at UCSF from 1969 to 1982. Dr. Rutter has also served on the Board of Overseers at Harvard University from 1992 to 2000, on the Board of Trustees at the Carnegie Institution of Washington since 1995 and several private company boards.
Dr. Rutter is a member of the National Academy of Sciences and the American Academy of Arts and Sciences. Dr. Rutter received his Ph.D. in biochemistry from the University of Illinois, an M.S. in biochemistry from the University of Utah and a B.A. in biochemistry from Harvard University.

    MICHAEL C. WOOD has served as a member of our board of directors since our inception. Mr. Wood is currently President of LeapFrog Enterprises, Inc., an educational company which he founded in January 1995. Mr. Wood has 15 years of experience in the corporate legal representation of high technology firms and venture capital partnerships. From 1991 through 1994, he was a partner of the emerging technology companies group at Cooley Godward LLP. From 1979 to 1991, Mr. Wood practiced corporate law in the high technology practice of Crosby Heafy Roach & May. Mr. Wood received a J.D. from the Hastings College of Law, an M.B.A. from the University of California, Berkeley and his B.A. in political science from Stanford University.

SCIENTIFIC ADVISORY BOARD

    We use scientists and physicians to advise us on scientific matters as a part of our Scientific Advisory Board, including experts in molecular biology, structural biology, biophysics, biochemistry, cell biology, and gene expression. Generally, our scientific advisors have received options to purchase our common stock as compensation for their consulting services.

    The following individuals are members of our Scientific Advisory Board:

    CARL PABO, PH.D. (CHAIRMAN) is a professor of biophysics and structural biology at the Massachusetts Institute of Technology and an investigator in the Howard Hughes Medical Institute. Dr. Pabo is a pioneer in the structural analysis and modification of zinc finger DNA-binding proteins and has made many of the fundamental observations as to how ZFPs interact with their DNA-binding sites. Dr. Pabo received a Ph.D. in biochemistry and molecular biology from Harvard University and a B.S. in molecular biophysics and biochemistry from Yale College. He is a member of the National Academy of Sciences and of the American Academy of Arts and Sciences.

    CARLOS F. BARBAS III, PH.D. is an Associate Member of The Scripps Research Institute, where he has been since 1991. Dr. Barbas is an expert in the selection of ZFPs and has published several papers on the use of ZFP TFs to regulate gene expression. From 1989 to 1991, he was a postdoctoral fellow at The Scripps Research Institute and Pennsylvania State University. Dr. Barbas received his Ph.D. in chemistry from Texas A&M University and a B.S. in chemistry and physics from Eckerd College.

    JEREMY M. BERG, PH.D. is Professor and Director of the Department of Biophysics and Biophysical Chemistry at The Johns Hopkins University School of Medicine, where he has been since 1990. He is a leader in the field of ZFPs, and the Berg laboratory was one of the first to demonstrate the use of designed zinc finger arrays for the generation of novel, sequence-specific ZFPs. From 1986 to 1990, Dr. Berg was an associate professor in the Department of Chemistry at The Johns Hopkins University, and a postdoctoral fellow in the School of Medicine from 1984 to 1986. Dr. Berg received his Ph.D. in chemistry from Harvard University and a B.S. and M.S. degrees in chemistry from Stanford University.

    JUDITH CAMPISI, PH.D. is Head, Center for Research and Education in Aging Life Sciences Division of the Berkeley National Laboratory, where she has been conducting aging and cancer research since 1990. From 1984 to 1990, Dr. Campisi held professorships within the Department of Biochemistry at the Boston University School of Medicine. Dr. Campisi received her Ph.D. in biochemistry and a B.A. in chemistry from the State University of New York, Stony Brook.

    SRINIVASAN CHANDRASEGARAN, PH.D. is an associate professor at The Johns Hopkins University School of Hygiene and Public Health, and a leading expert on the molecular biology, structure and function of type IIs restriction endonucleases. He has collaborated with Sangamo on the development of our DNA diagnostic program. Dr. Chandrasegaran received his Ph.D. in chemistry from Georgetown University, and B.S. and M.S. degrees in chemistry from Madras University.

    GEORGE N. ("JOE") COX, PH.D. is President and Chief Scientific Officer of Bolder Biotech, a protein delivery biotechnology company. Dr. Cox was Vice President, Research and Development at Sangamo from March 1995 to June 1998. He spent the previous 12 years of his career at Synergen, Inc., in various positions including Group Leader, Discovery Research, Chairman of Synergen's science counsel, Director of Animal Health Care, and Senior Scientist. He received a Ph.D. in biology from the University of California, Santa Cruz and a B.S. in biology from Wesleyan University.

    HAMILTON O. SMITH, M.D. is currently a Professor Emeritus of molecular biology and genetics at The Johns Hopkins University School of Medicine and Director of DNA Resources at Celera Genomics Corporation. Dr. Smith received the 1978 Nobel Prize in Medicine for his co-discovery of type IIs restriction enzymes. Dr. Smith has gone on to publish extensively on the genetic and genomic analysis of HAEMOPHILUS INFLUENZAE and its natural transformation system.
Dr. Smith is an American Cancer Society Research Professor and member of the National Academy of Sciences. He received his M.D. from The Johns Hopkins University School of Medicine, an A.B. in mathematics from the University of California, Berkeley, and a B.S. from the University of Illinois, Urbana.

    KEVIN STRUHL, PH.D. is the David Wesley Gaiser Professor of Biological Chemistry in the Department of Biological Chemistry and Molecular Pharmacology at Harvard Medical School. Dr. Struhl has established many of the principles involved in the molecular mechanisms of transcriptional activation and repression in eukaryotic cells including the recruitment of gene-specific and general transcription factors as well as histone deacetylases. Dr. Struhl received his Ph.D. in biochemistry from Stanford University, and S.M. and S.B. degrees from the Massachusetts Institute of Technology.

    ELTON T. ("TED") YOUNG, PH.D. is a professor of biochemistry and genetics at the University of Washington in Seattle. Dr. Young has published numerous articles in the field of transcription factors and this remains a focus of his ongoing research at the University of Washington. Dr. Young has served as an editor for the JOURNAL OF MOLECULAR AND CELLULAR BIOLOGY since 1983. He received his Ph.D. in biophysics from the California Institute of Technology and has a B.A. in chemistry from the University of Colorado at Boulder.

ITEMS 11-13

    Pursuant to General Instruction G to Form 10-K, the information required by Items 11,12 and 13 of Part III is incorporated by reference to our definitive Proxy Statement with respect to our 2001 Annual Meeting of shareholders to be filed pursuant to Regulation 14A with the Securities and Exchange Commission no later than 120 days after December 31, 2000.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) The following documents are filed as part of this report:

    1.  Financial Statements--See Index to Consolidated Financial Statements in
       Item 8 of the report.

    2.  Financial Statement Schedules. None.

    3.  See Index to Exhibits.

(b) No reports on Form 8-K were filed during the last quarter of the fiscal year ended December 31, 2000.

(c) See the Index of Exhibits

(d) See the Financial Statements beginning on page 35 of this Form 10-K

                                   SIGNATURES

    Under the requirements of the Securities Act of 1934, as amended, the registrant has duly caused this report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of San Francisco, State of California, on March 22, 2001.

                                               SANGAMO BIOSCIENCES, INC.

                                               By:                /s/ SHAWN K. JOHNSON
                                                    ------------------------------------------------
                                                                    Shawn K. Johnson
                                                               SENIOR DIRECTOR OF FINANCE

                               POWER OF ATTORNEY

    KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints, jointly and severely, Edward O. Lanphier and Shawn K. Johnson, and each of them acting as individual, as his attorney-in-fact, each with full power of substitution and resubstitution, for him or her in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K (including post-effective amendments), and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact, or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

    Under the requirements of the Securities Act of 1934, as amended, this Form 10-K has been signed by the following persons in the capacities and on the dates indicated:

                  SIGNATURE                                    TITLE                       DATE
                  ---------                                    -----                       ----
          /s/ EDWARD O. LANPHIER II            President, Chief Executive Officer
    ------------------------------------         and Director (Principal Executive    March 22, 2001
            Edward O. Lanphier II                Officer)

            /s/ SHAWN K. JOHNSON
    ------------------------------------       Senior Director of Finance (Principal  March 22, 2001
              Shawn K. Johnson                   Accounting Officer)

         /s/ HERBERT W. BOYER, PH.D.
    ------------------------------------       Director                               March 22, 2001
           Herbert W. Boyer, Ph.D.

         /s/ WILLIAM G. GERBER, M.D.
    ------------------------------------       Director                               March 22, 2001
           William G. Gerber, M.D.

            /s/ JON E. M. JACOBY
    ------------------------------------       Director                               March 22, 2001
              Jon E. M. Jacoby

             /s/ JOHN W. LARSON
    ------------------------------------       Director                               March 22, 2001
               John W. Larson

        /s/ WILLIAM J. RUTTER, PH.D.
    ------------------------------------       Director                               March 22, 2001
          William J. Rutter, Ph.D.

             /s/ MICHAEL C. WOOD
    ------------------------------------       Director                               March 22, 2001
               Michael C. Wood

                               INDEX TO EXHIBITS

        EXHIBIT
        NUMBER            DESCRIPTION OF DOCUMENT
-----------------------   -----------------------
 1.1++                    Form of Underwriting Agreement.

 3.1++                    Amended and Restated Certificate of Incorporation.

 3.2++                    Amended and Restated Bylaws.

 4.1++                    Form of Specimen Common Stock Certificate.

 4.2++                    Second Amended and Restated Investors' Rights Agreement,
                          among Sangamo and certain of its stockholders, dated March,
                          2000.

10.1++                    2000 Stock Incentive Plan.

10.2++                    2000 Employee Stock Purchase Plan.

10.3                      [Intentionally left blank]

10.4++                    Form of Indemnification Agreement entered into between
                          Sangamo and each of its directors and executive officers.

10.5++                    Triple Net Laboratory Lease, between Sangamo and Point
                          Richmond R&D Associates II, LLC, dated May 23, 1997.

10.6++                    Form of collaboration agreement.

10.7+++                   License Agreement, between Sangamo and Baxter Healthcare
                          Corporation, dated January 11, 2000.

10.8+++                   Sublicense Agreement, by and between Sangamo and Johnson &
                          Johnson, dated May 9, 1996.

10.9+++                   ZFP Material Transfer Agreement, between Sangamo and Japan
                          Tobacco Inc., dated March 8, 1999.

10.10++                   Financial Assistance Award from U.S. Department of Commerce, dated March 31, 1997.

10.11++                   Notice of Grant Award from National Institute of Allergy and
                          Infectious Diseases, dated August 9, 1999.

10.12+++                  Patent License Agreement between Sangamo and Massachusetts
                          Institute of Technology dated May 9, 1996.

10.13+++                  License Agreement between Sangamo and the Johns Hopkins
                          University dated July 16, 1998.

10.14+++                  License Agreement between Sangamo and the Medical Research
                          Council dated September 1, 1996.

10.15++                   Employment Agreement, between Sangamo and Edward O. Lanphier
                          II, dated June 1, 1997.

10.16++                   1995 Stock Option Plan.

10.17++                   Research Funding Agreement, by and between Sangamo and
                          Baxter Healthcare Corporation, dated January 11, 2000.

10.18++                   Employment Agreement, between Sangamo and Alan Wolffe,
                          Ph.D., dated March 17, 2000.

10.19++                   License Agreement by and between The Scripps Research
                          Institute and Sangamo, dated March 14, 2000.

23.1(1)                   Consent of Ernst & Young LLP, Independent Auditors.

24.1                      Power of Attorney. (See page 57)

------------------------

+   Confidential treatment has been granted as to portions of this exhibit.

++   Incorporated by reference from Sangamo's Registration Statement on From S-1
    (Reg. No. 333-30314), as amended.

(1) filed herewith