Form 10-Q
period 2001-03-31
SANGAMO BIOSCIENCES INC
filed 2001-05-02
CIK 1001233

QuickLinks -- Click here to rapidly navigate through this document

FORM 10-Q

UNITED STATES
SECURITY AND EXCHANGE COMMISSION
Washington, D.C. 20549

(Mark One)

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2001

OR

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission file number 000-30171

SANGAMO BIOSCIENCES, INC.
(exact name of small business issuer as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	68-0359556 (IRS Employer Identification No.)

501 Canal Blvd, Suite A100
Richmond, California 94804
(Address of principal executive offices)

(510) 970-6000
(Registrant's telephone number, including area code)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes /x/  No / /

    Indicate the number of shares outstanding of each of the issuer's classes of the common stock, as of the latest practical date.

    Common Stock, $.001 Par Value—22,262,923—shares outstanding as of March 31, 2001

INDEX
SANGAMO BIOSCIENCES, INC.

PART I.	FINANCIAL INFORMATION
Item 1.	Financial Statements (Unaudited)
Condensed Balance Sheets—March 31, 2001 and December 31, 2000
Condensed Statements of Operations—Three months ended March 31, 2001 and 2000
Condensed Statements of Cash Flows—Three months ended March 31, 2001 and 2000
Notes to Condensed Financial Statements—March 31, 2001
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations
PART II.	OTHER INFORMATION
Item 2.	Changes in Securities and Use of Proceeds
Item 6.	Exhibits and Reports on Form 8-K
SIGNATURES

This Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 and is subject to the safe harbors created by those sections. Statements that are forward-looking in nature should be read with caution because they involve risks and uncertainties, they are included, for example, in specific and general discussions about: our strategy; sufficiency of our cash resources; revenues from existing and new collaborations; product development; our research and development and other expenses; our operational and legal risks; and our plans, objectives, expectations and intentions, and any other statements that are not historical facts. Actual results may differ materially from those expressed or implied in those statements. Factors that could cause these differences include, but are not limited to, those discussed under "Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations." Sangamo undertakes no obligation to publicly release any revisions to forward-looking statements to reflect events or circumstances arising after the date of this report. Readers are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this Quarterly Report.

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SANGAMO BIOSCIENCES, INC.
CONDENSED BALANCE SHEETS
(In thousands, except share and per share amounts)

	March 31, 2001	December 31, 2000
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$16,051	$10,151
Marketable securities	46,745	53,359
Interest receivable	1,142	1,171
Accounts receivable	1,047	1,506
Prepaid expenses	222	325

Total current assets	65,207	66,512
Property and equipment, net	2,291	1,982
Other assets	444	431

Total assets	$67,942	$68,925

Liabilities and stockholders' equity
Current liabilities:
Accounts payable and accrued liabilities	$250	$634
Accrued compensation and employee benefits	296	696
Deferred revenue	1,537	705

Total current liabilities	2,083	2,035
Stockholders' equity:
Common stock, $.01 par value, 80,000,000 shares authorized, 22,262,923 and 22,147,391 shares issued and outstanding at March 31, 2001 and December 31, 2000, respectively	90,036	89,764
Note receivable from stockholder	(453)	(463)
Deferred stock compensation	(4,078)	(4,697)
Accumulated deficit	(19,913)	(17,851)
Accumulated other comprehensive income	267	137

Total stockholders' equity	65,859	66,890

Total liabilities and stockholders' equity	$67,942	$68,925

See accompanying notes.

SANGAMO BIOSCIENCES, INC.
CONDENSED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three months ended March 31,
	2001	2000
Revenues:
Federal government research grants	$16	$312
Collaboration agreements	618	495

Total revenues	634	807
Operating expenses:
Research and development (excludes $530 and $435 for the three months ended March 31, 2001 and 2000, respectively, of stock based compensation expense)	2,210	2,393
General and administrative (excludes $273 and $396 for the three months ended March 31, 2001 and 2000, respectively, of stock based compensation expense)	644	371
Amortization of deferred compensation	803	831

Total operating expenses	3,657	3,595

Loss from operations	(3,023)	(2,788)
Interest income	961	192
Interest expense	—	(122)

Net loss	$(2,062)	$(2,718)
Deemed dividend upon issuance of convertible preferred stock	—	1,500

Net loss attributable to common shareholders	$(2,062)	$(4,218)

Basic and diluted net loss per common share	$(0.09)	$(0.71)

Shares used in basic and diluted net loss per common share	22,078,393	5,947,360

See accompanying notes.

SANGAMO BIOSCIENCES, INC.
CONDENSED STATEMENTS OF CASH FLOWS

    (In thousands, except share and per share amounts)
(Unaudited)

	Three months ended March 31,
	2001	2000
Operating Activities:
Net loss	$(2,062)	$(2,718)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	162	57
Amortization of stock-based compensation	803	831
Issuance of common stock for technology and services rendered	—	1,050
Changes in operating assets and liabilities:
Accounts receivable	459	268
Prepaid expenses and other assets	90	313
Accounts payable and accrued liabilities	(384)	(339)
Accrued compensation and employee benefits	(400)	—
Deferred revenue	832	780

Net cash used in operating activities	(500)	242
Investing Activities:
Purchases of marketable securities	—	(7,333)
Maturities to and other changes in investments	6,643	3,654
Purchases of property and equipment	(471)	(172)

Net cash provided by (used in) investing activities	6,172	(3,851)
Financing Activities:
Proceeds from issuance of convertible preferred stock	—	1,500
Deferred offering costs	—	(235)
Proceeds from issuance of common stock	88	300
Repayment of note payable	—	(250)
Proceeds from issuance of convertible debentures	—	12,619
Change in accumulated other income	130	—
Note receivable from stockholder	10	16

Net cash provided by financing activities	228	13,950

Net increase (decrease) in cash and equivalents	5,900	10,341
Cash and equivalents, beginning of period	10,151	251

Cash and equivalents, end of period	$16,051	$10,592

Supplemental disclosures:
Cash paid for interest	—	$2

Noncash investing and financing activities:
Deferred compensation related to stock options	—	$5,729

Deemed dividend upon issuance of convertible preferred stock	—	$1,500

See accompanying notes.

SANGAMO BIOSCIENCES, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)
March 31, 2001

NOTE 1-BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

    The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001. These financial statements should be read in conjunction with the financial statements and footnotes thereto for the year ended December 31, 2000, included in Sangamo's Form 10-K as filed with the SEC.

REVENUE RECOGNITION

    In December 1999, the SEC issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101 summarizes the SEC's views in applying generally accepted accounting principles to revenue recognition and specifically addresses revenue recognition for up-front non-refundable fees earned in connection with research collaboration agreements. It is the SEC's interpretation that such fees should generally be recognized over the term of the agreement. Sangamo recognizes revenue in accordance with SAB 101.

    Sangamo recognizes revenue from its Universal GeneTools™ agreements as earned when products are delivered to the Universal GeneTools™ collaborators and persuasive evidence of an agreement exists, the price is fixed and determinable, and collectibility is reasonably assured. Sangamo also receives research funding from Edwards Lifesciences Corporation and Renessen, LLC based on strategic partner agreements. This revenue is recognized as earned when related research services are performed over the course of the agreements.

NOTE 2-BASIC AND DILUTED NET LOSS PER SHARE

    Net loss per share is presented under the requirements of Financial Accounting Standards Board ("FAS") No. 128, "Earnings per Share." Basic loss per share is computed based on the weighted average shares of common stock outstanding (excluding shares subject to repurchase) and excludes any effects of options, warrants, and convertible securities. Potentially dilutive securities such as options, warrants, and convertible preferred stock have been excluded from the computation of diluted net loss per share, as their effect is antidilutive.

	Three months ended March 31,
	2001	2000
Historical:
Net loss attributable to common stockholders	$(2,062)	$(4,218)

Basic and diluted:
Weighted-average shares of common stock outstanding	22,231	6,590
Less: weighted-average shares subject to repurchase	(153)	(642)

Shares used in computing basic and diluted net loss per common share	22,078	5,947
Basic and diluted net loss per common share	$(0.09)	$(0.71)

NOTE 3-DEFERRED STOCK COMPENSATION

    During the years ended December 31, 2000, 1999, and 1998, in connection with the grant of stock options to employees and directors, Sangamo recorded deferred stock compensation totaling $6.8 million, $1.5 million, and $780,000, respectively, representing the difference between the fair value of common stock on the date such options were granted and the exercise price. These amounts are included as a reduction of stockholders' equity and are being amortized over the vesting period of the individual options, generally four years, using an accelerated vesting method. The accelerated vesting method provides for vesting of portions of the overall award at interim dates and results in higher vesting in earlier years than straight-line vesting. The fair value of Sangamo common stock for purposes of this calculation was determined based on the business factors underlying the value of common stock on the date such option grants were made. Sangamo recorded deferred stock compensation charges of $803,000 and $831,000 in the period ended March 31, 2001 and 2000, respectively. At March 31, 2001, Sangamo had a total of $4.1 million remaining to be amortized over the vesting periods of the employee stock options.

    Sangamo also recognizes compensation expense related to options granted to directors and consultants. Such options are valued based on the fair value of the Sangamo's common stock when the options vest. During the three months ended March 31, 2001, of the total $803,000 in stock-based compensation charges, $184,000 was recorded as options granted to consultants vested.

NOTE 4-DEEMED DIVIDEND UPON ISSUANCE OF CONVERTIBLE PREFERRED STOCK

    In January 2000, Sangamo sold 333,333 shares of its Series C convertible preferred stock to an investor for net proceeds of $1.5 million. Subsequent to the commencement of the initial public offering process, Sangamo re-evaluated the fair value of its stock as of January 2000 and determined it to be more than the issue price of $4.50 per share. Accordingly, the incremental fair value, limited to the amount of the proceeds received of $1.5 million, is deemed to be the equivalent of a preferred stock dividend. Sangamo recorded the deemed dividend at the date of issuance by offsetting charges and credits to preferred stock, without any effect on total stockholders' equity. The preferred stock dividend increases the loss applicable to common stockholders in the calculation of basic net loss per share for the three-month period ended March 31, 2000. There were no deemed dividends recorded during the three months ended March 31, 2001.

NOTE 5-STRATEGIC PARTNERSHIP

    In January 2000, Sangamo announced that it had entered into a strategic partner agreement with Edwards Lifesciences, Inc., formerly the CardioVascular Group of Baxter Healthcare Corporation for

the development of ZFP TFs in cardiovascular and peripheral vascular diseases. Under this agreement, Edwards purchased a $5 million convertible note which converted into common stock at the time of the company's initial public offering at the IPO price, and Sangamo received $1 million in initial research funding from Edwards which was recorded as deferred revenue and is being recognized as revenue as related research services are performed over the research period of one year. In March 2000, Edwards purchased a $7.5 million convertible note in exchange for a right of first refusal for three years to negotiate a license for additional ZFP-Therapeutics™ in cardiovascular and peripheral vascular diseases. This note also converted into common stock upon consummation of the company's initial public offering at the IPO price. In January 2001, Edwards provided a further $1 million in research funding which was recorded as deferred revenue and will be recognized as revenue as related research services are performed. In the future, Sangamo may receive option fees, milestone payments, royalties and additional research funding from this agreement.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

    Sangamo, which was incorporated in 1995, is a leader in the research, development, and commercialization of transcription factors for the regulation of gene expression. Our Universal Gene Recognition™ platform is a proprietary technology based on engineering a naturally occurring class of transcription factors referred to as zinc finger DNA-binding protein transcription factors, or ZFP TFs. We believe that Universal Gene Recognition™ is a fundamentally enabling technology, widely applicable to pharmaceutical discovery, development of human therapeutics, plant agriculture, industrial biotechnology, and clinical diagnostics. We intend to commercialize our technology broadly over its many applications.

    From our inception through March 31, 2001, our activities related primarily to establishing a research and development organization and developing relationships with our corporate collaborators. We have incurred net losses since inception and expect to incur losses in the future as we expand our research and development activities. To date, we have funded our operations primarily through the issuance of equity securities, borrowings, payments from federal government research grants, and from corporate collaborators and strategic partners. As of March 31, 2001, we had an accumulated deficit of $19.9 million.

    Our revenues consist primarily of revenues from our corporate partners for ZFP TFs, federal government research grant funding, and payments from strategic partners for committed research funding and research milestone payments. Since September 1998, Sangamo has signed collaborative research agreements with a total of 22 corporate partners for Universal GeneTools™ engineered zinc finger proteins.

    In January 2000, we announced the initiation of a therapeutic product development collaboration with Edwards Lifesciences Corporation. Under the agreement, we have licensed to Edwards on a worldwide, exclusive basis, ZFP-Therapeutics™ for use in the activation of Vascular Endothelial Growth Factor (VEGF) and VEGF receptors in cardiovascular and peripheral vascular diseases. Edwards purchased a $5 million note that converted, together with accrued interest, into common stock at the time of our initial public offering. In March 2000, Edwards exercised an option for a right of first refusal for three years to negotiate a license for additional ZFP-Therapeutics™ in cardiovascular and peripheral vascular diseases by purchasing a $7.5 million note that converted, together with accrued interest, into common stock at the time of our initial public offering. In January 2000, we received $1 million for the first year of research funding. In January 2001 we received a second year of research funding of $1 million, which is being recognized over the period in which the research is performed. We will be responsible for advancing product candidates into preclinical animal testing. Edwards will be responsible for preclinical development, regulatory affairs, clinical development and the sales and marketing of the ZFP-Therapeutic™ products. In the future, we may receive up to $26 million in milestone payments in connection with the development and commercialization of the first product under this agreement. Sangamo will also receive royalties on product sales. There is no assurance that the companies will achieve our development and commercialization milestones. Edwards has the right to terminate the agreement at any time upon 90 days written notice. In the event of termination, we retain all payments previously received.

    Sangamo's losses to date have resulted principally from costs incurred in research and development, general and administrative costs associated with operations, and non-cash stock-based compensation expenses associated with stock options granted to employees and consultants from January 1997 through the closing of the initial public offering in April 2000.

    Research and development expenses consist primarily of salaries and related personnel expenses, subcontracted research expenses, and technology license expenses. As of March 31, 2001, all research and development costs have been expensed as incurred. We believe that continued investment in research and development is critical to attaining our strategic objectives. We expect these expenses will increase significantly in the future as we continue to develop our Universal Gene Recognition™ technology platform.

    General and administrative expenses consist primarily of salaries and related personnel expenses for executive, finance and administrative personnel, professional fees, and other general corporate expenses. As we add personnel and incur additional costs related to the growth of our business, general and administrative expenses will also increase.

    Sangamo's quarterly operating results will depend on a number of factors, including the delivery of products to corporate partners, the signing or expiration of contracts with corporate partners or government research grants, our success rate in achieving milestones with corporate partners, and the timing and willingness of collaborators to commercialize products which would result in royalties. As a consequence, quarterly operating results have fluctuated in the past and are likely to do so in the future.

RESULTS OF OPERATIONS

Quarters ended March 31, 2001 and 2000

    Total revenues.  Total revenues consist of revenues from corporate collaboration agreements and federal government research grants. Total revenues were $634,000 during the three months ended March 31, 2001 as compared to $807,000 in the corresponding period in 2000. Revenues from our collaboration agreements were $618,000 in the three months ended March 31, 2001, compared with $495,000 in the corresponding period in 2000, an increase of twenty-five percent. The increase in the three months ended March 31, 2001 was principally attributable to increases in Universal GeneTools™ revenues. We expect revenues from corporate collaborations to continue to increase as additional agreements are signed or existing agreements are expanded. Federal government research grant revenues were $16,000 in the three months ended March 31, 2001, compared to $312,000 in the corresponding period in 2000. The decrease in the three months ended March 31, 2001 was principally due to completion of federal research government grants during prior quarters. We plan to continue to apply for federal government research grants in the future to support the development of applications of our technology platform. Although we have received grants in the past, we cannot assure you that applications will result in successful grants in the future.

    Research and development expenses.  Research and development expenses were $2.7 million for the three months ended March 31, 2001 as compared to $2.8 million in the corresponding period in 2000. Non-cash research and development expenses in the first quarter in 2001 included $530,000 for stock-

based compensation charges, as compared to $435,000 for compensation during the same quarter in 2000. In the first quarter of 2000, Sangamo also recorded a non-cash charge of $1.0 million related to the licensing of certain in-process technology. Excluding the non-cash charges, total first quarter 2001 research and development expenses were $2.2 million as compared to $1.3 million in the corresponding period in 2000. The increase in the 2001 period was primarily for additional employee-related expenses as we increased our scientific staffing levels. We expect research and development expenses to increase significantly in future periods, particularly as we continue to increase the scientific staff to continue to develop the Universal Gene Recognition™ technology and to meet the needs of our corporate collaborators.

    General and administrative expenses.  General and administrative expenses increased from $767,000 in the three months ended March 31, 2000 to $917,000 in the corresponding period in 2001. Non-cash administrative expenses in the first quarter of 2001 were $273,000 for a stock-based compensation charge compared to $396,000 for compensation during the same quarter of 2000. Excluding the non-cash charges, total first quarter 2001 general and administrative expenses were $644,000 as compared to $371,000 in 2000. The increase was primarily attributable to increased labor costs to support our expanded research and development activities and development of our Universal Gene Recognition™ technology, and costs associated with being a public company. We expect that general and administrative expenses will increase in the future to support continued growth of our research, development, and commercialization efforts.

    Interest income (expense), net.  Net interest income increased from $70,000 in the three months ended March 31, 2000 to $961,000 in the corresponding period in 2001. The increase in net interest income resulted from higher average interest-bearing balances resulting from our initial public offering during 2000.

Liquidity and Capital Resources

    Since inception, Sangamo has financed operations primarily through sales of preferred and common stock, including our initial public offering in April 2000, federal government research grants, payments from corporate collaborators, and other financing activities such as a bank line of credit. As of March 31, 2001 we had cash, cash equivalents, short and long-term investments totaling $63.9 million.

    We used $500,000 for operating activities in the three months ended March 31, 2001. This consisted of the net loss for the period of $2.1 million offset by non-cash charges of $803,000 relating to compensation expenses, and other changes in operating assets and liabilities. Investing activities provided $6.2 million as marketable securities totaling $6.8 million matured and were reclassified as cash equivalents balanced by $471,000 invested in leasehold improvements and capital equipment purchases. Net cash provided by financing activities in the period was $228,000, primarily from the issuance of common shares and changes in accumulated other income.

    We believe that the net proceeds of the Company's initial public offering, together with available cash resources, funds received from corporate collaborators are sufficient to finance our existing operations for at least two years. Our capital requirements depend upon a number of factors, including our ability to increase our revenues from corporate partners and government grants, and the level and timing of our research and development expenditures. We expect to devote substantial capital resources to the development of our Universal Gene Recognition™ technology platform over the next several years. We may need to raise substantial additional capital to fund subsequent operations. Funding, however, may not be available on favorable terms, if at all.

Quantitative and Qualitative Disclosures about Market Risk

    Our exposure to market risk for changes in interest rates relates primarily to our cash equivalents and investments. The investments are classified as available for sale. We do not use derivative financial instruments in our investment portfolio. We attempt to ensure the safety and preservation of our invested funds by limiting default and market risks. Our cash and investments policy emphasizes liquidity and preservation of principal over other portfolio considerations. We select investments that maximize interest income to the extent possible within these guidelines. We satisfy liquidity requirements by investing excess cash in securities with different maturities to match projected cash needs and limit concentration of credit risk by diversifying our investments among a variety of high credit-quality issuers. We mitigate default risk by investing in only investment-grade securities. The portfolio includes marketable securities with active secondary or resale markets to ensure portfolio liquidity. All investments have a fixed interest rate and are carried at market value, which approximates cost. If market interest rates were to increase by 1 percent from March 31, 2001, the fair value of our portfolio would decline by approximately $100,000. The modeling technique used measures the change in fair values arising from an immediate hypothetical shift in market interest rates and assumes ending fair values include principal plus accrued interest.

    The following table represents the fair value balance of our cash, cash equivalents and marketable investments by year of expected maturity that are subject to interest rate risk as of March 31, 2001 (in thousands, except for interest rates):

	2001	2002
Cash equivalents	16,051
Average interest rates	5.55%
Marketable Securities	31,991	15,629
Average interest rates	6.12%	6.36%

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

    Our technology involves new and unproven approaches to gene regulation. Although we have generated some ZFP TFs for some gene sequences, we have not created ZFP TFs for all gene sequences and we may not be able to create ZFP TFs for all gene sequences which would limit the usefulness of our technology. In addition, while we have demonstrated the function of engineered ZFP TFs in mammalian cell culture, yeast, insects, plants and animals, we have not done so in humans and many other organisms, and the failure to do so could restrict our ability to develop commercially viable products. If we and our Universal GeneTools™ collaborators or strategic partners are unable to extend our results to new gene sequences and experimental animal models, we may be unable to use our technology in all its intended applications. Also, delivery of ZFP TFs into cells in these and other environments is limited by a number of technical challenges, which we may be unable to surmount.

    The utility of our ZFP TFs is in part based on the belief that the regulation of gene expression may help scientists better understand the role of human, animal, plant and other genes in drug discovery, as well as therapeutic, diagnostic, agricultural and industrial biotechnology applications. There is only a limited understanding of the role of genes in all these fields. Life sciences companies have developed or commercialized only a few products in any of these fields based on results from genomic research or the ability to regulate gene expression. We, our Universal GeneTools™ collaborators or our strategic partners may not be able to use our technology to identify and validate drug targets or other targets in order to develop commercial products.

If our technology does prove to be effective, it still may not lead to commercially viable products, which would reduce our revenue opportunities.

    Even if our Universal GeneTools™ collaborators or strategic partners are successful in identifying drug targets or other targets based on discoveries made using our ZFP TFs, they may not be able to discover or develop commercially viable products or may determine to pursue products that do not use our technology. To date, no company has developed or commercialized any therapeutic, diagnostic, agricultural or industrial biotechnology products based on our technology. The failure of our technology to provide safe, effective, useful or commercially viable approaches to the discovery and development of these products would significantly limit our business plan and future growth.

Initial evaluations of our engineered ZFP TFs delivered to our Universal GeneTools™ collaborators have produced mixed results.

    Some of our Universal GeneTools™ collaborators were unable to substantiate the effects of our gene regulation technology. All reported failures were re-evaluated at Sangamo using our current approach of examining the local chromatin structure for accessible sites and then targeting ZFP TFs to these areas. Consequently, additional ZFP TFs were designed and tested for these targets, and data was generated at Sangamo, or by our partners, confirming the ability to regulate these targets. Sangamo now performs this more extensive validation on all Universal GeneTools™ targets prior to use by external parties. However, there can be no assurances that we will be able to regulate all gene targets. Further, some of our collaborators have not yet generated the final results of their testing, and no assurances can be given that our collaborators will be able to achieve the same results we have demonstrated. These ZFP TFs, or ones engineered in the future, may not function as intended. If we are unsuccessful in engineering ZFP TFs that achieve positive results for our collaborators or strategic partners, this would significantly harm our business by reducing our revenues.

If our competitors develop, acquire or market technologies or products that are more effective than ours, this would reduce or eliminate our commercial opportunity.

    Any products that we or our collaborators or strategic partners develop using our Universal Gene Regulation™ technology platform will participate in highly competitive markets. Even if we are able to generate ZFP TFs that achieve useful results, competing technologies may prove to be more effective or less expensive which would limit or eliminate our revenue opportunities. Competing technologies may include other methods of regulating gene expression. Universal Gene Recognition™ has broad application in the life sciences, and competes with a broad array of new technologies and approaches being applied to genetic research by many companies. Competitive technologies include those used to analyze the expression of genes in cells or tissues, determine gene function, discover new genes, analyze genetic information and regulate genes. Our competitors include biotechnology companies with:

  •
  competing proprietary technology;

  •
  substantially greater capital resources than ours;

  •
  larger research and development staffs and facilities than ours;

  •
  greater experience in product development and in obtaining regulatory approvals and patent protection; and

  •
  greater manufacturing and marketing capabilities than we do.

    These organizations also compete with us to:

  •
  attract qualified personnel;

  •
  attract parties for acquisitions, joint ventures or other collaborations; and

  •
  license the proprietary technologies of academic and research institutions that are competitive with our technology which may preclude us from pursuing similar opportunities.

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

    We are a small company with 72 employees, and our success depends on our continued ability to attract, retain and motivate highly qualified management and scientific personnel, and our ability to develop and maintain important relationships with leading academic and other research institutions and scientists. Competition for personnel and academic and other research collaborations is intense. The success of our technology development programs depends on our ability to attract and retain highly trained personnel. If we lose the services of personnel with these types of skills, it could impede significantly the achievement of our research and development objectives. If we fail to negotiate additional acceptable collaborations with academic and other research institutions and scientists, or if our existing collaborations are unsuccessful, our technology development programs may be delayed or may not succeed.

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

    We began operations in 1995 and are at an early stage of development. We have incurred significant losses to date, and our revenues have been generated from federal government research grants, Universal GeneTools™ collaborators and strategic partners. Our Universal GeneTools™ collaborators are evaluating our ZFP TFs. If the ZFP TFs do not provide sufficient value to those collaborators, then they may not continue to work with us. This may also impair our ability to attract additional collaborators. As a result, our business is subject to all of the risks inherent in the development of a new technology, which includes the need to:

  •
  attract additional new Universal GeneTools™ collaborators and strategic partners and expand existing relationships;

  •
  attract and retain qualified scientific and technical staff and management, particularly scientific staff with expertise to further apply and develop our early stage technology;

  •
  attract and enter into research collaborations with academic and other research institutions and scientists;

  •
  obtain sufficient capital to support the expense of developing our technology platform and developing, testing and commercializing products;

  •
  develop a market for our products; and

  •
  successfully transition from a company with a research focus to a company capable of supporting commercial activities.

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

    We have generated operating losses since we began operations in 1995. The extent of our future losses and the timing of profitability are highly uncertain, and we may not be profitable in the foreseeable future. We have been engaged in developing our Universal Gene Recognition™ technology since inception, which has and will continue to require significant research and development expenditures. To date, we have generated our revenues from federal government research grants,

Universal GeneTools™ collaboration agreements and strategic partnership agreements. As of March 31, 2001, we had an accumulated deficit of approximately $19.9 million. Even if we succeed in increasing our current product and research revenue or developing additional commercial products, we expect to incur losses in the near future and may continue to incur losses for at least the next two years. These losses may increase as we expand our research and development activities. If the time required to generate significant product revenues and achieve profitability is longer than we currently anticipate, we may not be able to sustain our operations.

We may require additional financing. If we are unable to obtain this financing, we will be unable to develop our technology and products.

    We do not know whether we will require additional financing, or that, if acquired, it will be on terms favorable to our stockholders or us. We have consumed substantial amounts of cash to date and expect capital outlays and operating expenditures to increase over the next several years as we expand our infrastructure and research and development activities. We may raise this financing through public or private financings or additional Universal GeneTools™ collaborations, strategic partnerships or licensing arrangements. If additional financing becomes necessary in the future, it would likely be at least tens of millions of dollars.

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

    We believe that period-to-period comparisons of our results of operations are not necessarily meaningful and should not be relied upon as indicators of future performance. The variability of receipt of funds from corporate partners, as well as revenue recognition accounting rules, including the SEC staff accounting bulletin No. 101, may lead to quarterly fluctuations in our revenue. We generally operate with limited backlog in our Universal GeneTools™ business because our ZFP TFs are typically designed and engineered as orders are received. As a result, product sales in any quarter are generally dependent on orders received and shipped in that quarter. Universal GeneTools™ sales are also difficult to forecast because demand varies substantially from customer to customer and from period to period. While strategic partnerships may provide us with committed quarterly research funding, the signing of such deals, and the subsequently initiation of revenue recognition, is also uncertain.

    Due to all of the foregoing factors, it is possible that in one or more future quarters our results may fall below the expectations of public market analysts and investors. In such event, the trading price of our common stock would likely be adversely impacted.

Our Universal GeneTools™ collaboration agreements with companies are of limited scope, and if we are not able to expand the scope of our existing collaborations or enter into new ones, our revenues will be negatively impacted and our research initiatives may be slowed or halted.

    Our Universal GeneTools™ collaborations are important to us because they permit us to introduce our technology to many companies by supplying them with a specified ZFP TF for a payment without licensing any of our technology. The collaboration agreements, however, are of limited scope. Under most of our current Universal GeneTools™ collaborations we receive a payment for supplying ZFP TFs for gene targets specified by the companies. These companies are not obligated to make continuing payments to us in connection with their research efforts or to pursue any product development program with us. As a result, we may not develop long-term relationships with these companies that could lead to additional revenues. If we are not able to expand the scope of our existing collaborations or enter into new ones, we may have reduced revenues and be forced to slow or halt research initiatives.

Commercialization of our technologies depends on strategic partnering with other companies, and if we are not able to find strategic partners in the future, we may not be able to develop our technologies or products, which could slow our growth and decrease our revenues.

    We expect to rely, to some extent, on our strategic partners to provide funding in support of our research and to perform some independent research, preclinical and clinical testing. Our technology is broad based and we do not currently possess the resources necessary to develop and commercialize potential products that may result from our technologies, or the resources or capabilities to complete any approval processes that may be required for the products, therefore we must enter into additional strategic partnerships to develop and commercialize products. Of the thousands of ZFP TFs which target specific genes, our current collaborators and strategic partners are working with less than 100, therefore in order to fully utilize our ZFP transcriptions factors we would need a number of new Universal GeneTools™ collaborators and strategic partners to accomplish our research.

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

    Our existing strategic partnering agreements are, and we would expect any future arrangement to be based on the achievement of milestones. Under the strategic partnering agreements, we expect to receive revenue for the research and development of products based on achievement of specific milestones. Achieving these milestones will depend, in part, on the efforts of our strategic partner as well as our own. In contrast, our current Universal GeneTools™ collaboration agreements only pay us to supply ZFP TFs for the collaborator's independent use, rather than for future results of the collaborator's efforts. If we or any strategic partner fails to meet specific milestones, then the strategic partnership can be terminated which could decrease our revenues.

Our Universal GeneTools™ collaborators and strategic partners may decide to adopt alternative technologies or may be unable to develop commercially viable products using our technology, which would negatively impact our revenues and our strategy to develop these products.

    Our collaborators or strategic partners may adopt alternative technologies of our competitors which could decrease the marketability of our technology. Because many of our Universal GeneTools™ collaborators or strategic partners are likely to be working on more than one research project, they could choose to shift their resources to projects other than those they are working on with us. If they do so, that would delay our ability to test our technology and would delay or terminate the development of potential products based on our gene regulation technology. Further, our collaborators and strategic partners may elect not to develop products arising out of our collaborative and strategic partnering arrangements or to devote sufficient resources to the development, manufacturing, marketing or sale of these products. If any of these events occur, we may not be able to develop our technologies or commercialize our products.

We may be unable to license gene transfer technologies that we may need to commercialize our Universal Gene Recognition™ technology.

    In order to regulate an endogenous gene, the ZFP TF must be delivered to a cell. We have licensed certain gene transfer technology for use with our Universal GeneTools™ in pharmaceutical discovery. We are evaluating this and other technologies which may need to be used in the delivery of ZFP TFs into cells for in vitro and in vivo applications. However, we may not be able to license the gene transfer technologies required to develop and commercialize our Universal Gene Recognition™ technology. We have not developed our own gene transfer technologies and rely on our ability to enter into license agreements to provide us with rights to the necessary gene transfer technology. The inability to obtain a license to use gene transfer technologies with entities which own such technology on reasonable commercial terms, if at all, could delay or prevent the preclinical evaluation, clinical testing and/or commercialization of our therapeutic product candidates.

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

    In addition, disagreements with our Universal GeneTools™ collaborators or strategic partners could develop over rights to our intellectual property with respect to our proprietary research activities. Any conflict with our collaborators or strategic partners could reduce our ability to enter into future collaboration or strategic partnering agreements and negatively impact our relationship with existing collaborators and strategic partners, which could reduce our revenue and delay or terminate our product development.

Because it is difficult and costly to protect our proprietary rights, and third parties have filed patent applications that are similar to ours, we cannot ensure the proprietary protection of our technologies and products.

    Our commercial success will depend in part on obtaining patent protection of our technology and successfully defending these patents against third-party challenges. The patent positions of pharmaceutical and biotechnology companies can be highly uncertain and involve complex legal and factual questions. No consistent policy regarding the breadth of claims allowed in biotechnology patents has emerged to date. Accordingly, we cannot predict the breadth of claims allowed in patents we own or license.

    We are a party to various license agreements that give us rights under specified patents and patent applications. Our current licenses, and our future licenses, will contain performance obligations. If we fail to meet those obligations, the licenses could be terminated. If we are unable to continue to license these technologies on commercially reasonable terms, or at all, we may be forced to delay or terminate our product development and research activities.

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

  •
  we or our licensors were the first to make the inventions covered by each of our pending patent applications;

  •
  we or our licensors were the first to file patent applications for these inventions;

  •
  others will not independently develop similar or alternative technologies or reverse engineer any of our products, processes or technologies;

  •
  any of our pending patent applications will result in issued patents;

  •
  any patents issued or licensed to us or our Universal GeneTools™ collaborators or strategic partners will provide a basis for commercially viable products or will provide us with any competitive advantages or will not be challenged and invalidated by third parties;

  •
  we will develop additional products, processes or technologies that are patentable; or

  •
  the patents of others will not have an adverse effect on our ability to do business.

    Others have filed and in the future are likely to file patent applications that are similar to ours. We are aware that there are academic groups and other companies that are attempting to develop technology which is based on the use of zinc finger and other DNA-binding proteins, and that these groups and companies have filed patent applications. Several patents have been issued, although Sangamo has no current plans to use the associated inventions. More particularly, we are aware of pending patent applications with claims directed to zinc finger libraries and methods of designing zinc finger DNA-binding proteins. These applications are not issued patents. If the pending claims were granted in their present form, however, they could interfere with our right to commercialize our products and processes. If these or other patents issue, it is possible that the holder of any patent or patents granted on these applications may bring an infringement action against our collaborators, strategic partner or us claiming damages and seeking to enjoin commercial activities relating to the affected products and processes. The costs of litigating the claim could be substantial. Moreover, we cannot predict whether our Universal GeneTools™ collaborators, strategic partners or we would prevail in any actions. In addition, if the relevant patent claims were upheld as valid and enforceable and our products or processes were found to infringe the patent or patents, we could be prevented from making, using or selling the relevant product or process unless we could obtain a license or were able to design around the patent claims. While we believe that our proprietary intellectual property would give us substantial leverage to secure a cross-license, it is uncertain that any license required under that patent or patents would be made available on commercially acceptable terms, if at all. We believe that there may be significant litigation in the genomics industry regarding patent and other intellectual property rights which could subject us to litigation. If we become involved in litigation, it could consume a substantial portion of our managerial and financial resources.

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

    Our Universal GeneTools™ collaborators, strategic partners and scientific advisors have rights to publish data and information in which we may have rights. If we cannot maintain the confidentiality of our technology and other confidential information in connection with our collaborations and strategic partnerships, then we may not be able to receive patent protection or protect our proprietary information. (See "Business—Intellectual Property and Technology Licenses.")

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

    Before commencing clinical trials in humans, we must submit and receive approval from the FDA of an Investigational New Drug Application. Clinical trials are subject to oversight by institutional review boards and the FDA, and these trials must meet particular conditions, such that they:

  •
  must be conducted in conformance with the FDA's good clinical practice regulations;

  •
  must meet requirements for institutional review board oversight;

  •
  must meet requirements for informed consent;

  •
  are subject to continuing FDA oversight;

  •
  may require large numbers of test subjects; and

  •
  may be suspended by us or the FDA at any time if it is believed that the subjects participating in these trials are being exposed to unacceptable health risks or if the FDA finds deficiencies in the Investigational New Drug application or the conduct of these trials.

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

    If conflicts arise between us and our corporate or academic collaborators, strategic partners or scientific advisors or directors, the other party may act in its self-interest which may limit our ability to implement our strategies. Some of our Universal GeneTools™ or academic collaborators or strategic partners are conducting multiple product development efforts within each area that is the subject of the collaboration with us. Generally, in each of our collaborations, we have agreed not to conduct independently, or with any third party, any research that is competitive with the research conducted under our collaborations. Our collaborations may cause us to limit the areas of research that we pursue, either alone or with others. Our collaborators or strategic partners, however, may develop, either alone or with others, products in related fields that are competitive with the products or potential products that are the subject of these collaborations. Competing products, either developed by the collaborators or strategic partners or to which the collaborators or strategic partners have rights, may result in their withdrawal of support for our product candidates.

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

  •
  states that stockholders may not act by written consent but only at a stockholders' meeting;

  •
  establishes advance notice requirements for nominations for election to the board of directors or proposing matters that can be acted upon at stockholders' meetings; or

  •
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

  •
  changes in market valuations of similar companies;

  •
  announcements by us or our competitors of new or enhanced products, technologies or services or significant contracts, acquisitions, strategic relationships, joint ventures or capital commitments;

  •
  regulatory developments;

  •
  additions or departures of key personnel;

  •
  deviations in our results of operations from the estimates of securities analysts; and

  •
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

    From the time of receipt through March 31, 2001, Sangamo has used the net proceeds from its initial public offering of common stock to invest in short-term and long-term, interest bearing, investment-grade securities and has used its existing cash balances to fund the general operations. The proceeds will be used for general corporate purposes, including working capital and product development. A portion of the net proceeds may also be used to acquire or invest in complementary businesses or products or to obtain the right to use complementary technologies. Sangamo has no agreements or commitments with respect to any such acquisition or investments and is not currently engaged in any material negotiations with respect to any such transaction. None of Sangamo's net proceeds of the Offering were paid directly or indirectly to any director, officer, general partner of Sangamo or their associates, persons owning 10% or more of any class of equity securities of Sangamo, or an affiliate. We expect that our use of proceeds from the offering will conform to the intended use of proceeds as described in our initial public offering prospectus dated April 6, 2000.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    Reports: Sangamo did not file any reports on Form 8-K during the three months ended March 31, 2001.

SIGNATURES

    Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SANGAMO BIOSCIENCES, INC.	Dated: May 2, 2001
/s/ Edward O. Lanphier II Edward O. Lanphier II President, Chief Executive Officer
/s/ Shawn K. Johnson Shawn K. Johnson Senior Director of Finance Principal Accounting Officer

QuickLinks

INDEX SANGAMO BIOSCIENCES, INC.
SANGAMO BIOSCIENCES, INC. CONDENSED BALANCE SHEETS (In thousands, except share and per share amounts)
SANGAMO BIOSCIENCES, INC. CONDENSED STATEMENTS OF OPERATIONS (In thousands, except per share amounts) (Unaudited)
SANGAMO BIOSCIENCES, INC. CONDENSED STATEMENTS OF CASH FLOWS