Form 10-Q
period 2001-06-30
SANGAMO BIOSCIENCES INC
filed 2001-08-14
CIK 1001233

UNITED STATES
SECURITY AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to _____________

Commission file number 000-30171

SANGAMO BIOSCIENCES, INC.
(exact name of small business issuer as specified in its charter)

Delaware	68-0359556
(State or other jurisdiction of incorporation	(IRS Employer Identification No.)
or organization)

501 Canal Blvd, Suite A100
Richmond, California 94804
(Address of principal executive offices)

(510) 970-6000
(Registrant's telephone number, including area code)

             Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes ☒  No  ☐

             Indicate the number of shares outstanding of each of the issuer's classes of the common stock, as of the latest practical date.

Common Stock, $.01 Par Value – 22,289,196 – shares outstanding as of June 30, 2001

INDEX

SANGAMO BIOSCIENCES, INC.

This Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 and is subject to the safe harbors created by those sections.  Statements that are forward-looking in nature should be read with caution because they involve risks and uncertainties, they are included, for example, in specific and general discussions about: our strategy; sufficiency of our cash resources; revenues from existing and new collaborations; product development; our research and development and other expenses; our operational and legal risks; and our plans, objectives, expectations and intentions, and any other statements that are not historical facts.  Actual results may differ materially from those expressed or implied in those statements.  Factors that could cause these differences include, but are not limited to, those discussed under “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”  Sangamo undertakes no obligation to publicly release any revisions to forward-looking statements to reflect events or circumstances arising after the date of this report.  Readers are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this Quarterly Report.

PART 1. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

SANGAMO BIOSCIENCES, INC.
CONDENSED BALANCE SHEETS
(In thousands, except share and per share amounts)

	June 30,	December 31,
	2001	2000 (1)

	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$15,162	$10,151
Marketable securities	44,662	53,359
Interest receivable	771	1,171
Accounts receivable	1,385	1,506
Prepaid expenses	525	325

Total current assets	62,505	66,512
Property and equipment, net	2,697	1,982
Other assets	298	431

Total assets	$65,500	$68,925

Liabilities and stockholders' equity
Current liabilities:
Accounts payable and accrued liabilities	$185	$634
Accrued compensation and employee benefits	220	696
Deferred revenue	725	705

Total current liabilities	1,130	2,035
Stockholders' equity:
Common stock, $.01 par value, 80,000,000 shares authorized, 22,289,196 and 22,147,391 shares issued and outstanding at June 30, 2001 and December 31, 2000, respectively	90,301	89,764
Note receivable from stockholder	(443)	(463)
Deferred stock compensation	(3,439)	(4,697)
Accumulated deficit	(22,331)	(17,851)
Accumulated other comprehensive income	282	137

Total stockholders' equity	64,370	66,890

Total liabilities and stockholders' equity	$65,500	$68,925

(1)        Amounts derived from Audited Statements dated December 31, 2000 filed as a part of Form 10-K

See accompanying notes.

SANGAMO BIOSCIENCES, INC.
CONDENSED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,

	2001	2000	2001	2000

Revenues:
Collaboration agreements	$1,338	$600	$1,956	$1,095
Federal government research grants	10	147	26	459

Total revenues	1,348	747	1,982	1,554

Operating expenses:
Research and development (excludes $427 and $602 of stock based compensation expense for the three months ended June 30, 2001 and 2000, respectively, and excludes $957 and $1,037 of stock based compensation expense for the six months ended June 30, 2001 and 2000 respectively)	3,050	1,738	5,258	4,132

General and administrative (excludes $272 and $524 of stock based compensation expense for the three months ended June 30, 2001 and 2000 respectively, and excludes $546 and $920 of stock based compensation expense for the six months ended June 30, 2001 and 2000, respectively)	854	595	1,498	965

Stock based compensation expense	699	1,126	1,503	1,957

Total operating expenses	4,603	3,458	8,259	7,054

Loss from operations	(3,255)	(2,711)	(6,277)	(5,500)
Interest income	841	1,004	1,801	1,196
Interest expense	-	(17)	-	(139)

Net loss	$(2,414)	$(1,725)	$(4,476)	$(4,444)

Deemed dividend upon issuance of convertible preferred stock	--	--	--	1,500

Net loss attributable to common shareholders	$(2,414)	$(1,725)	$(4,476)	$(5,944)

Basic and diluted net loss per common share	$(0.11)	$(0.08)	$(0.20)	$(0.43)

Shares used in basic and diluted net loss per common share	22,162,108	20,763,777	22,120,391	13,790,776

See accompanying notes.

SANGAMO BIOSCIENCES, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(In thousands, except share and per share amounts)
(Unaudited)

	Six months ended June 30,

	2001	2000

Operating Activities:
Net loss	$(4,476)	$(4,443)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	378	146
Amortization of deferred stock compensation	1,503	1,957
Issuance of common stock for technology and services rendered	-	1,050
Changes in operating assets and liabilities:
Accounts receivable	121	200
Prepaid expenses and other assets	(67)	(489)
Accounts payable and accrued liabilities	(449)	(358)
Accrued compensation and employee benefits	(476)	-
Deferred revenue	20	405

Net cash used in operating activities	(3,446)	(1,532)
Investing Activities:
Maturities of and other changes in investments	9,243	(20,242)
Purchases of property and equipment	(1,093)	(912)

Net cash provided by (used in) investing activities	8,150	(21,154)
Financing Activities:
Proceeds from issuance of convertible preferred stock	-	1,500
Proceeds from issuance of common stock	287	48,103
Deferred offering costs	-	-
Repayment of note payable	-	(250)
Proceeds from issuance of convertible debenture	-	12,637
Note receivable from stockholder	20	31

Net cash provided by financing activities	307	62,021

Net increase (decrease) in cash and equivalents	5,011	39,335
Cash and equivalents, beginning of period	10,151	251

Cash and equivalents, end of period	$15,162	$39,586

Supplemental disclosures:
Cash paid for interest	$-	$2

Noncash investing and financing activities:
Deferred compensation related to stock options	$1,503	$1,957

Deemed dividend upon issuance of convertible preferred stock	$-	$1,500

See accompanying notes.

SANGAMO BIOSCIENCES, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)
June 30, 2001

NOTE 1-BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (SEC).  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.  Operating results for the three-month and six-month period ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001.  These financial statements should be read in conjunction with the financial statements and footnotes thereto for the year ended December 31, 2000, included in Sangamo’s Form 10-K as filed with the SEC.

REVENUE RECOGNITION

In December 1999, the SEC issued Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements” (“SAB 101”).  SAB 101 summarizes the SEC’s views in applying generally accepted accounting principles to revenue recognition and specifically addresses revenue recognition for up-front non-refundable fees earned in connection with research collaboration agreements.  It is the SEC’s interpretation that such fees should generally be recognized over the term of the agreement.  Sangamo recognizes revenue in accordance with SAB 101.

Sangamo recognizes revenue from its Universal GeneTools™ agreements as earned when products are delivered to the Universal GeneTools™ collaborators and persuasive evidence of an agreement exists, the price is fixed or determinable, and collectibility is reasonably assured.  Sangamo also receives research funding from Edwards Lifesciences Corporation and Renessen, LLC based on strategic partner agreements.  This revenue is recognized as earned when related research services are performed over the course of the agreements.

NOTE 2-BASIC AND DILUTED NET LOSS PER SHARE

Net loss per share is presented under the requirements of Financial Accounting Standards Board (“FAS”) No. 128, “Earnings per Share.”  Basic loss per share is computed based on the weighted average shares of common stock outstanding (excluding shares subject to repurchase) and excludes any effects of options, warrants, and convertible securities.  Potentially dilutive securities such as options, warrants, and convertible preferred stock have been excluded from the computation of diluted net loss per share, as their effect is antidilutive.

	Three months ended June 30,		Six months ended June 30,

	2001	2000	2001	2000

Historical:
Net loss attributable to common stockholders	$(2,414)	$(1,725)	$(4,476)	$(5,943)

Basic and diluted:
Weighted-average shares of common stock outstanding	22,288	21,378	22,259	14,308
Less: weighted-average shares subject to repurchase	(126)	(614)	(139)	(517)

Shares used in computing basic and diluted net loss per common share	22,162	20,764	22,120	13,791

Basic and diluted net loss per common share	$(0.11)	$(0.08)	$(0.20)	$(0.43)

NOTE 3-DEFERRED STOCK COMPENSATION

During the years ended December 31, 2000, 1999, and 1998, in connection with the grant of stock options to employees and directors, Sangamo recorded deferred stock compensation totaling $6.8 million, $1.5 million, and $780,000, respectively, representing the difference between the fair value of common stock on the date such options were granted and the exercise price.  These amounts are included as a reduction of stockholders' equity and are being amortized over the vesting period of the individual options, generally four years, using an accelerated vesting method. The accelerated vesting method provides for vesting of portions of the overall award at interim dates and results in higher vesting in earlier years than straight-line vesting. The fair value of Sangamo common stock for purposes of this calculation was determined based on the business factors underlying the value of common stock on the date such option grants were made. Sangamo recorded deferred stock compensation charges of $699,000 and $1.1 million in the three-month period ended June 30, 2001 and 2000, respectively. At June 30, 2001, Sangamo had a total of $3.6 million remaining to be amortized over the vesting periods of the employee stock options.

Sangamo also recognizes compensation expense related to options granted to directors and consultants.  Such options are valued based on the fair value of the Sangamo’s common stock when the options vest.  During the three months ended June 30, 2001, of the total $699,000 in stock-based compensation charges, $159,000 was recorded as options granted to consultants vested.

NOTE 4-DEEMED DIVIDEND UPON ISSUANCE OF CONVERTIBLE PREFERRED STOCK

In January 2000, Sangamo sold 333,333 shares of its Series C convertible preferred stock to an investor for net proceeds of $1.5 million. Subsequent to the commencement of the initial public offering process, Sangamo re-evaluated the fair value of its stock as of January 2000 and determined it to be more than the issue price of $4.50 per share. Accordingly, the incremental fair value, limited to the amount of the proceeds received of $1.5 million, is deemed to be the equivalent of a preferred stock dividend. Sangamo recorded the deemed dividend at the date of issuance by offsetting charges and credits to preferred stock, without any effect on total stockholders' equity. The preferred stock dividend increases the loss applicable to common stockholders in the calculation of basic net loss per share for the six-month period ended June 30, 2000.  There were no deemed dividends recorded during the six months ended June 30, 2001.

NOTE 5-STRATEGIC PARTNERSHIP

In January 2000, Sangamo announced that it had entered into a strategic partner agreement with Edwards Lifesciences Corporation, formerly the CardioVascular Group of Baxter Healthcare Corporation for the development of ZFP TFs in cardiovascular and peripheral vascular diseases. Under this agreement, Edwards purchased a $5 million convertible note which converted into common stock at the time of the company’s initial public offering at the IPO price, and Sangamo received $1 million in initial research funding from Edwards which was recorded as deferred revenue and was recognized as revenue as related research services were performed over the research period of one year. In March 2000, Edwards purchased a $7.5 million convertible note and received a right of first refusal for three years to negotiate a license for additional ZFP-Therapeutics™ in cardiovascular and peripheral vascular diseases. This note also converted into common stock upon consummation of the company’s initial public offering at the IPO price.  In January 2001, Edwards provided a further $1 million in research funding which was recorded as deferred revenue and is being recognized as revenue as related research services are performed.  In the future, Sangamo may receive option fees, milestone payments, royalties and additional research funding from this agreement.

NOTE 6-SUBSEQUENT EVENTS

Sangamo completed its acquisition of Gendaq Ltd., a privately held biotechnology company headquartered in London on July 4, 2001. Under the terms of the acquisition agreement, Sangamo acquired all of the outstanding shares of Gendaq in exchange for approximately 2,124,638 newly issued shares of Sangamo common stock.  In addition, Sangamo reserved 125,352 shares of common stock for options granted to Gendaq employees.  Sangamo acquired all of the business of Gendaq including a research team comprising 16 scientists, 22 patent applications and 2 issued patents, and in excess of $5 million in cash.

The acquisition will be accounted for under the purchase method of accounting.  The total purchase price of the transaction is approximately $36 million, based on the fair market value of common shares and options issued and direct acquisition costs incurred.  The Company is in the process of allocating the purchase price to the fair value of the net assets acquired, including intangible assets.  The Company presently anticipates that a significant portion of the purchase price will be allocated to in-process research and development, resulting in a charge to operations in the quarter ended September 30, 2001.

NOTE 7: RECENTLY ISSUED ACCOUNTING STANDARDS

On June 29, 2001, the FASB unanimously approved the final standards resulting from its deliberations on the business combinations project.  The FASB issued Financial Accounting Standards No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets, in the latter half of July, 2001.  Statement 141 prohibits the use of the pooling-of-interests method for business combinations initiated after June 30, 2001.  Statement 141, which also includes the criteria for the recognition of intangible assets separately from goodwill, is effective for any business combination accounted for by the purchase method that is completed after June 30, 2001.  Statement 142, which includes the requirements to test goodwill and indefinite lived intangible assets for impairment rather than amortize them, will be effective for fiscal years beginning after December 15, 2001.  As a result of the transition rules, goodwill and certain intangible assets acquired in transactions completed after June 30, 2001 will not be amortized.  Therefore, allocated goodwill resulting from the purchase price allocation of Gendaq will be subject to non-amortization, impairment rules effective as of the July 4, 2001, the closing date of the transaction.

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

             From our inception through June 30, 2001, our activities related primarily to establishing a research and development organization and developing relationships with our corporate collaborators. We have incurred net losses since inception and expect to incur losses in the future as we expand our research and development activities. To date, we have funded our operations primarily through the issuance of equity securities, borrowings, payments from federal government research grants, and from corporate collaborators and strategic partners. As of June 30, 2001, we had an accumulated deficit of $22.3 million.

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

             Sangamo’s losses to date have resulted principally from costs incurred in research and development, general and administrative costs associated with operations, and non-cash stock-based compensation expenses associated with stock options granted to employees and consultants from January 1997 through the closing of our initial public offering in April 2000.

             Research and development expenses consist primarily of salaries and related personnel expenses, subcontracted research expenses, and technology license expenses. As of June 30, 2001, all research and development costs have been expensed as incurred. We believe that continued investment in research and development is critical to attaining our strategic objectives. We expect these expenses will increase significantly in the future as we continue to develop our Universal Gene Recognition™ technology platform.

             General and administrative expenses consist primarily of salaries and related personnel expenses for executive, finance and administrative personnel, professional fees, and other general corporate expenses. As we add personnel and incur additional costs related to the growth of our business, general and administrative expenses will also increase.

             Sangamo’s quarterly operating results will depend on a number of factors, including the delivery of products to corporate partners, the signing or expiration of contracts with corporate partners or government research grants, our success rate in achieving milestones with corporate partners, and the timing and willingness of collaborators to commercialize products which would result in royalties.  As a consequence, quarterly operating results have fluctuated in the past and are likely to do so in the future.

RESULTS OF OPERATIONS

Three Months  ended June 30, 2001 and 2000

Total revenues. Total revenues consist of revenues from corporate collaboration agreements and federal government research grants. Total revenues increased 80% to $1.3 million in the three months ended June 30, 2001 from $747,000 in the corresponding period in 2000.  Revenues from our collaboration agreements were $1.3 million in the three months ended June 30, 2001, compared with $600,000 in the corresponding period in 2000.  The increase in the three months ended June 30, 2001 was principally attributable to an increase in Universal GeneTools revenues as well as strategic partnership revenues from our therapeutics and agriculture collaborations. Federal government research grant revenues were $10,000 in the three months ended June 30, 2001, compared to $147,000 in the corresponding period in 2000. The decrease in the three months ended June 30, 2001 was principally due to completion of federal research government grants during prior quarters. We plan to continue to apply for federal government research grants in the future to support the development of applications of our technology platform.  Although we have received grants in the past, we cannot assure you that applications will result in receipt of grants in the future.

Research and development expenses. Research and development expenses were $3.5 million for the three months ended June 30, 2001 as compared to $2.3 million in the corresponding period in 2000. Non-cash research and development expenses in the second quarter in 2001 included $427,000 for stock-based deferred compensation charges, as compared to $602,000 for deferred compensation during the same quarter in 2000.  Excluding the non-cash charges, total second quarter 2001 research and development expenses were $3.0 million as compared to $1.7 million in the corresponding period in 2000. The increase in the 2001 period was primarily for additional employee related expenses as we increased our scientific staffing levels. We expect research and development expenses to increase significantly in future periods, particularly as we continue to increase the scientific staff to continue to develop the Universal Gene Recognition™ technology and to meet the needs of our corporate collaborators, as well as begin to incur costs associated with the Gendaq acquisition.

General and administrative expenses.  General and administrative expenses remained at $1.1 million in the three months ended June 30, 2001 from the corresponding period in 2000. Non-cash administrative expenses in the second quarter of 2001 were $273,000 for a stock-based deferred compensation charge compared to $524,000 for deferred compensation during the same quarter of 2000.  Excluding the non-cash charges, total first quarter 2001 general and administrative expenses were $854,000 as compared to $595,000 in 2000.  The increase was primarily attributable to increased labor costs to support our expanded research and development activities and development of our Universal Gene Recognition™ technology. We expect that general and administrative expenses will increase in the future to support continued growth of our research, development and commercialization efforts.

Interest income (expense), net. Net interest income decreased from $987,000 in the three months ended June 30, 2000 to $841,000 in the corresponding period in 2001. The decrease in interest income resulted from lower average interest-bearing balances resulting from our continued losses from operations.

Six Months ended June 30, 2001 and 2000

Total revenues. Total revenues consist of revenues from corporate collaboration agreements and federal government research grants. Total revenues increased 28% to $2.0 million in the six months ended June 30, 2001 from $1.6 million in the corresponding period in 2000.  Revenues from collaboration agreements were $2.0 million in the six months ended June 30, 2001, compared with $1.1 million in the corresponding period in 2000. The increase in the six months ended June 30, 2001 was principally attributable to revenues recognized under new Universal Genetools agreements and a strategic collaboration agreement with Renessen, LLC a joint venture between Cargill and Monsanto Company. Federal government research grant revenues were $26,000 in the six months ended June 30, 2001, compared to $459,000 in the corresponding period in 2000, a decrease of $433,000. The decrease in the six months ended June 30, 2001 was principally due to completion of federal research government grants during prior periods. We plan to continue to apply for federal government research grants in the future to support the development of applications of our technology platform. Although we have received grants in the past, we cannot assure you that applications will result in successful grants in the future.

Research and development expenses. Research and development expenses were $6.2 million for the six months ended June 30, 2001 as compared to $5.2 million in the corresponding period in 2000. Non-cash research and development expenses in the six month period ended June 30, 2000 were $2.1 million including a one-time expense of approximately $1.1 million for the issuance of common stock related to the in-licensing of certain in-process technology and a stock-based deferred compensation charges of $1.0 million, as compared to $1.0 million deferred compensation during the same period in 2001.  Excluding the non-cash charges, total first half 2000 research and development expenses were $3.1 million as compared to $5.2 million in the corresponding period in 2001. The increase in the 2001 period was primarily for additional employee related expenses as we increased our scientific staffing levels. We expect research and development expenses to increase significantly in future periods, particularly as we continue to increase the scientific staff to continue to develop the Universal Gene Recognition™ technology and to meet the needs of our corporate collaborators.

General and administrative expenses.  General and administrative expenses increased from $1.9 million in the six months ended June 30, 2000 to $2.0 million in the corresponding period in 2001. Non-cash administrative expenses in the first half of 2000 were $920,000 for a stock-based deferred compensation charge compared to $546,000 for deferred compensation during the same period of 2001.  Excluding the non-cash charges, total first half 2000 general and administrative expenses were $965,000 as compared to $1.5 million in 2001.  The increase was primarily attributable to increased labor costs to support our expanded research and development activities and development of our Universal Gene Recognition™ technology and costs associated with being a public company. We expect that general and administrative expenses will increase in the future to support continued growth of our research, development and commercialization efforts.

Interest income (expense), net. Net interest income increased to $1.8 million in the six months ended June 30, 2001 from $1.1 million in the corresponding period in 2000. The increase in net interest income resulted from higher average interest-bearing balances during 2001.

Liquidity and Capital Resources

Since inception, Sangamo has financed operations primarily through sales of preferred and common stock, including our initial public offering in April 2000, federal government research grants, payments from corporate collaborators, and other financing activities such as a bank line of credit.  As of June 30, 2001 we had cash, cash equivalents, short and long-term investments totaling $60.5 million.  In addition, we acquired an additional $5.3 million in cash with the purchase of Gendaq in July 2001.

We used $3.4 million for operating activities in the six months ended June 30, 2001.  This consisted of the net loss for the period of $4.5 million offset by non-cash charges of $1.5 million relating to compensation expenses, and other changes in operating assets and liabilities.   Investing activities provided $8.1 million as marketable securities totaling $9.2 million matured and were reclassified as cash equivalents balanced by $1.1 million invested in leasehold improvements and capital equipment purchases.  Net cash provided by financing activities in the period was $308,000, primarily from the issuance of common shares.

We believe that the net proceeds of the Company’s initial public offering, together with available cash resources and funds received from corporate collaborators are sufficient to finance our existing operations for at least two years. Our capital requirements depend upon a number of factors, including our ability to increase our revenues from corporate partners and government grants, and the level and timing of our research and development expenditures.  We expect to devote substantial capital resources to the development of our Universal Gene Recognition™ technology platform over the next several years.  We may need to raise substantial additional capital to fund subsequent operations. Funding, however, may not be available on favorable terms, if at all.

Quantitative and Qualitative Disclosures about Market Risk

             Our exposure to market risk for changes in interest rates relates primarily to our cash equivalents and investments. The investments are classified as available for sale. We do not use derivative financial instruments in our investment portfolio. We attempt to ensure the safety and preservation of our invested funds by limiting default and market risks. Our cash and investments policy emphasizes liquidity and preservation of principal over other portfolio considerations. We select investments that maximize interest income to the extent possible within these guidelines. We satisfy liquidity requirements by investing excess cash in securities with different maturities to match projected cash needs and limit concentration of credit risk by diversifying our investments among a variety of high credit-quality issuers. We mitigate default risk by investing in only investment-grade securities. The portfolio includes marketable securities with active secondary or resale markets to ensure portfolio liquidity. All investments have a fixed interest rate and are carried at market value, which approximates cost.  If market interest rates were to increase by 1 percent from June 30, 2001, the fair value of our portfolio would decline by approximately $100,000. The modeling technique used measures the change in fair values arising from an immediate hypothetical shift in market interest rates and assumes ending fair values include principal plus accrued interest.

The following table represents the fair value balance of our cash, cash equivalents and marketable investments by year of expected maturity that are subject to interest rate risk as of June 30, 2001 (in thousands, except for interest rates):

	2001	2002

Cash equivalents	$15,162	$-
Average interest rates	3.95%	-

Marketable Securities	$14,232	$31,201
Average interest rates	5.73%	5.89%

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

Some of our Universal GeneTools™ collaborators were unable to substantiate the effects of our gene regulation technology. Generally, failures were re-evaluated at Sangamo using our current approach of examining the local chromatin structure for accessible sites and then targeting ZFP TFs to these areas. In most cases, additional ZFP TFs were designed and tested for these targets, and data was generated at Sangamo, or by our partners, confirming the ability to regulate these targets. Sangamo now performs this more extensive validation on all Universal GeneTools™ targets prior to use by external parties. However, there can be no assurances that we will be able to regulate all gene targets, and one of our collaborators has advised us that while some of our ZFP TFs delivered to them repressed certain target gene sequences to a significant extent the repression was not complete enough to warrant proceeding to develop revised ZFP TFs for this purpose. However, this collaborator has advised us that positive results were achieved using our ZFP TFs to regulate other target gene sequences.  In addition, some of our collaborators have not yet generated the final results of their testing, and no assurances can be given that our collaborators will be able to achieve satisfactory results. These ZFP TFs, or ones engineered in the future, may not function as intended. If we are unsuccessful in engineering ZFP TFs that achieve positive results for our collaborators or strategic partners, this would significantly harm our business by reducing our revenues.

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

We are a small company with 84 employees as of June 30, 2001 and our success depends on our continued ability to attract, retain and motivate highly qualified management and scientific personnel, and our ability to develop and maintain important relationships with leading academic and other research institutions and scientists. Competition for personnel and academic and other research collaborations is intense. The success of our technology development programs depends on our ability to attract and retain highly trained personnel. If we lose the services of personnel with these types of skills, it could impede significantly the achievement of our research and development objectives. If we fail to negotiate additional acceptable collaborations with academic and other research institutions and scientists, or if our existing collaborations are unsuccessful, our technology development programs may be delayed or may not succeed.

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

If we are unable to successfully integrate our recent acquisition of Gendaq Limited or any future acquisition, our business would suffer.

In July 2001, we acquired Gendaq Limited, a London-based biotechnology company.   In connection with the acquisition, we acquired all of the business of Gendaq including a research team of 16 scientists, 22 patent applications and two issued patents.  Acquisitions of this type involve a number of risks, including:

•            difficulties in assimilating the operations and employees of the acquired company;

•            diversion of management’s attention from ongoing business concerns;

•            difficulties in incorporating the acquired technology and rights into our research and product offerings;

•            maintenance of uniform standards, controls procedures and policies; and

•            additional expense associated with charges allocated to in-process research and development.

Acquisitions are likely to result in a dilutive issuance of equity securities.  For example, we issued common stock and replacement stock options in connection with our acquisition of Gendaq.  We cannot assure you that any acquisition will enhance our future commercial success or generate sufficient net revenues to offset the associated costs of the acquisition.

We may experience difficulty in managing our international operations.

Our subsidiary, Gendaq Limited, is located in London and is incorporated under the laws of the United Kingdom.  Because we do not have experience in managing international subsidiaries, we may experience difficulty in managing our new international operations.

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

We have generated operating losses since we began operations in 1995. The extent of our future losses and the timing of profitability are highly uncertain, and we may not be profitable in the foreseeable future. We have been engaged in developing our Universal Gene Recognition™ technology since inception, which has and will continue to require significant research and development expenditures. To date, we have generated our revenues from federal government research grants, Universal GeneTools™ collaboration agreements and strategic partnership agreements. As of June 30, 2001, we had an accumulated deficit of approximately $22.3 million. Even if we succeed in increasing our current product and research revenue or developing additional commercial products, we expect to incur losses in the near future and may continue to incur losses for at least the next two years. These losses may increase as we expand our research and development activities. If the time required to generate significant product revenues and achieve profitability is longer than we currently anticipate, we may not be able to sustain our operations.

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

We believe that period-to-period comparisons of our results of operations are not necessarily meaningful and should not be relied upon as indicators of future performance. The variability of receipt of funds from corporate partners, as well as the implementation of new accounting pronouncements, may lead to quarterly fluctuations in our revenue. We generally operate with limited backlog in our Universal GeneTools™ business because our ZFP TFs are typically designed and engineered as orders are received. As a result, product sales in any quarter are generally dependent on orders received and shipped in that quarter. Universal GeneTools™ sales are also difficult to forecast because demand varies substantially from customer to customer and from period to period. While strategic partnerships may provide us with committed quarterly research funding, the signing of such deals, and the subsequently initiation of revenue recognition, is also uncertain.

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

•	The degree of future protection for our proprietary rights is uncertain and we cannot ensure that:
•	we or our licensors were the first to make the inventions covered by each of our pending patent applications;
•	we or our licensors were the first to file patent applications for these inventions;
•	others will not independently develop similar or alternative technologies or reverse engineer any of our products, processes or technologies;
•	any of our pending patent applications will result in issued patents;
•	any patents issued or licensed to us or our Universal GeneTools™ collaborators or strategic partners will provide a basis for commercially viable products or will provide us with any competitive advantages or will not be challenged and invalidated by third parties;

•	we will develop additional products, processes or technologies that are patentable; or
•	the patents of others will not have an adverse effect on our ability to do business.

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

Our Universal GeneTools™ collaborators, strategic partners and scientific advisors have rights to publish data and information in which we may have rights. If we cannot maintain the confidentiality of our technology and other confidential information in connection with our collaborations and strategic partnerships, then we may not be able to receive patent protection or protect our proprietary information. (See “Business—Intellectual Property and Technology Licenses.”)

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

The interest of management could conflict with the interest of our other stockholders. Our executive officers, directors and principal stockholders beneficially own, in the aggregate, approximately 68 percent of our outstanding common stock. As a result, these stockholders, if they choose to act together, will be able to exercise control over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This could have the effect of delaying or preventing a change of control of Sangamo, which in turn could reduce the market price of our stock.

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

From the time of receipt through June 30, 2001, Sangamo has used the net proceeds from its initial public offering of common stock to invest in short-term and long-term, interest bearing, investment-grade securities and has used its existing cash balances to fund the general operations.   The proceeds will be used for general corporate purposes, including working capital and product development. A portion of the net proceeds will also be used to acquire or invest in complementary businesses or products or to obtain the right to use complementary technologies. Sangamo has no agreements or commitments with respect to any such acquisition or investments and is not currently engaged in any material negotiations with respect to any such transaction, other than the acquisition of Gendaq Ltd. as disclosed in the subsequent event footnote. None of Sangamo’s net proceeds of the Offering were paid directly or indirectly to any director, officer, general partner of Sangamo or their associates, persons owning 10% or more of any class of equity securities of Sangamo, or an affiliate. We expect that our use of proceeds from the offering will conform to the intended use of proceeds as described in our initial public offering prospectus dated April 6, 2000.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

Reports:  Sangamo did not file any reports on Form 8-K during the three months ended June 30, 2001.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SANGAMO BIOSCIENCES, INC.  Dated: August 14, 2001

/s/ Edward O. Lanphier II

Edward O. Lanphier II
President, Chief Executive Officer

/s/ Shawn K. Johnson

Shawn K. Johnson
Senior Director of Finance
Principal Accounting Officer