Form 10-Q
period 2001-09-30
SANGAMO BIOSCIENCES INC
filed 2001-10-19
CIK 1001233

FORM 10-Q

UNITED STATES

SECURITY AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001

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

Common Stock, $.01 Par Value – 24,447,293 – shares outstanding as of September 30, 2001

INDEX

SANGAMO BIOSCIENCES, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Condensed Consolidated Balance Sheets - - September 30, 2001 and December 31, 2000

Condensed Consolidated Statements of Operations - - Three and nine months ended September 30, 2001 and 2000

Condensed Consolidated Statements of Cash Flows - - Nine months ended September 30, 2001 and 2000

Notes to Condensed Consolidated Financial Statements - - September 30, 2001

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

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SANGAMO BIOSCIENCES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	September 30, 2001	December 31, 2000 (1)
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$21,205	$10,151
Marketable securities	42,017	53,359
Interest receivable	667	1,171
Accounts receivable	1,168	1,506
Prepaid expenses	333	325
Total current assets	65,390	66,512
Property and equipment, net	2,937	1,982
Patents, net	3,240	0
Goodwill	15,250	0
Other assets	79	431
Total assets	$86,896	$68,925

Liabilities and stockholders' equity
Current liabilities:
Accounts payable and accrued liabilities	$798	$634
Accrued compensation and employee benefits	662	696
Deferred revenue	688	705
Total current liabilities	2,148	2,035
Long-term liability	320	0
Total liabilities	2,468	2,035
Stockholders' equity:
Common stock, $.01 par value, 80,000,000 shares authorized, 24,447,293 and 22,147,391 shares issued and outstanding at September 30, 2001 and December 31, 2000, respectively	127,035	89,764
Note receivable from stockholder	(16)	(463)
Deferred stock compensation	(3,340)	(4,697)
Accumulated deficit	(39,734)	(17,851)
Accumulated other comprehensive income	483	137
Total stockholders' equity	84,428	66,890
Total liabilities and stockholders' equity	$86,896	$68,925

(1)  Amounts derived from Audited Statements dated December 31, 2000 filed as a part of Form 10-K

See accompanying notes.

SANGAMO BIOSCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share amounts)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2000	2001	2001	2000
Revenues:
Collaboration agreements	$637	$650	$2,593	$1,745
Federal government research grants	102	173	128	632
Total revenues	739	823	2,721	2,377

Operating expenses:

Research and development (excludes $716 and $733 of stock based compensation expense for the three months ended September 30, 2001 and 2000, respectively, and excludes $1,673 and $1,771 of stock based compensation expense for the nine months ended September 30, 2001 and 2000 respectively)	3,892	1,896	9,150	4,977

General and administrative (excludes $272 and $524 of stock based compensation expense for the three months ended September 30, 2001 and 2000 respectively, and excludes $818 and $1,443 of stock based compensation expense for the nine months ended September 30, 2001 and 2000, respectively)	987	775	2,485	1,741

Stock based compensation expense	988	1,257	2,491	3,214
Acquired in-process research and development	13,062	-	13,062	1,050
Total operating expenses	18,929	3,928	27,188	10,982
Loss from operations	(18,190)	(3,105)	(24,467)	(8,605)
Interest income	783	1,287	2,584	2,483
Interest expense	-	-	-	(139)
Net loss:	$(17,407)	$(1,818)	$(21,883)	$(6,261)

Deemed dividend upon issuance of convertible preferred stock	-	-	-	1,500
Net loss attributable to common shareholders	$(17,407)	$(1,818)	$(21,883)	$(7,761)
Basic and diluted net loss per common share	$(0.72)	$(0.08)	$(0.96)	$(0.47)
Shares used in basic and diluted net loss per common share	24,320,269	21,808,649	22,869,993	16,452,464

See accompanying notes.

SANGAMO BIOSCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands, except share and per share amounts)

(Unaudited)

	Nine months ended September 30,
	2001	2000
Operating Activities:
Net loss	$(21,883)	$(6,261)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	626	257
Non-cash stock compensation charges	2,491	3,214
In-process research and development	13,062	-
Issuance of common stock for technology and services rendered	-	1,050
Changes in operating assets and liabilities	791	(664)
Net cash provided by (used in) operating activities	(4,913)	(2,404)
Investing Activities:
Maturities to and other changes in investments	11,288	(49,591)
Purchases of property and equipment	(1,581)	(1,149)
Net cash acquired in Gendaq acquisition	5,279	-
Net cash provided by (used in) investing activities	14,986	(50,740)
Financing Activities:
Proceeds from issuance of convertible preferred stock	-	1,500
Proceeds from issuance of common stock	214	48,104
Proceeds from bank loans	320	-
Repayment of note payable	-	(250)
Proceeds from issuance of convertible debentures	-	12,637
Note receivable from stockholder	447	47
Net cash provided by financing activities	981	62,038
Net increase (decrease) in cash and equivalents	11,054	8,894
Cash and equivalents, beginning of period	10,151	251
Cash and equivalents, end of period	$21,205	$9,145

Supplemental disclosures:
Cash paid for interest	$-	$2
Noncash investing and financing activities:
Stock options compensation	$2,491	$3,214
Deemed dividend upon issuance of convertible preferred stock	$-	$1,500
Conversion of convertible debentures and accrued interest into common stock	$-	$12,637
Gendaq acquisition:
Fair value of shares and options issued	$36,624	$-

See accompanying notes.

SANGAMO BIOSCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

September 30, 2001

NOTE 1-BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (SEC).  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.  Operating results for the three-month and nine-month period ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001.  These financial statements should be read in conjunction with the financial statements and footnotes thereto for the year ended December 31, 2000, included in Sangamo’s Form 10-K as filed with the SEC.

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

Payments to fund research activities made under strategic partnering agreements are recognized over the period that Sangamo performs research services. Amounts paid in advance under such agreements are deferred until the research services are performed. Sangamo's federal government research grants provide for the reimbursement of qualified expenses for research and development as defined under the terms of the grant agreement. Revenue under grant agreements is recognized when the related research expenses are incurred. Grant reimbursements are received on a quarterly or monthly basis and are subject to the issuing agency's right of audit. Revenue associated with performance milestones is recognized based upon the achievement of milestones, as defined in the respective agreements.

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

In thousands, except per common share amounts	Three months ended September 30,		Nine months ended September 30,
	2001	2000	2001	2000
Historical:
Net loss attributable to common stockholders	$(17,407)	$(1,818)	$(21,883)	$(7,761)

Basic and diluted:
Weighted-average shares of common stock outstanding	24,424	22,071	22,997	16,715
Less: weighted-average shares subject to repurchase	(104)	(262)	(127)	(263)
Shares used in computing basic and diluted net loss per common share	24,320	21,809	22,870	16,452
Basic and diluted net loss per common share	$(0.72)	$(0.08)	$(0.96)	$(0.47)

NOTE 3- STOCK COMPENSATION

During the years ended December 31, 2000, 1999, and 1998, in connection with the grant of stock options to employees and directors, Sangamo recorded deferred stock compensation totaling $6.8 million, $1.5 million, and $780,000, respectively, representing the difference between the fair value of common stock on the date such options were granted and the exercise price.  These amounts are included as a reduction of stockholders' equity and are being amortized over the vesting period of the individual options, generally four years, using an accelerated vesting method. The accelerated vesting method provides for vesting of portions of the overall award at interim dates and results in higher vesting in earlier years than straight-line vesting. The fair value of Sangamo common stock for purposes of this calculation was determined based on the business factors underlying the value of common stock on the date such option grants were made. Sangamo recorded stock compensation charges of $988,000 and $1.3 million in the three-month period ended September 30, 2001 and 2000, respectively. During the nine months periods ended September 30, 2001 and 2000, Sangamo recorded stock compensation charges of $2.5 million and $3.2 million, respectively.  At September 30, 2001, Sangamo had a total of $3.4 million remaining to be amortized over the vesting periods of the employee stock options.  The Company also recorded deferred compensation of $685,000 during the third quarter of 2001 related to options issued to Gendaq employees.  This amount will be amortized as the options vest over the next several years.

Sangamo also recognizes compensation expense related to options granted to directors and consultants.  Such options are valued based on the fair value of the Sangamo’s common stock when the options vest.  During the three and nine months ended September 30, 2001, respectively, of the total $988,000 and $2.5 million in stock-based compensation charges, $107,000 and $450,000 was recorded as options granted to consultants vested.

NOTE 4-COMPREHENSIVE LOSS

Comprehensive loss is comprised of net loss and other comprehensive income (loss). Other comprehensive income (loss) includes certain changes in stockholders' equity that are excluded from net loss, which includes unrealized gains and losses on our available-for-sale securities and foreign currency translation adjustments. Comprehensive loss and its components for the three- and nine-month periods ended September 30, 2001 and 2000 are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2001	2000	2001	2000
Net loss	$(17,407)	$(1,818)	$(21,883)	$(6,261)
Changes in unrealized (loss) gain on securities available-for-sale	91	(83)	236	(83)
Foreign currency translation adjustment	110	-	110	-
Comprehensive loss	$201	$-	$346	$-

NOTE 5-DEEMED DIVIDEND UPON ISSUANCE OF CONVERTIBLE PREFERRED STOCK

In January 2000, Sangamo sold 333,333 shares of its Series C convertible preferred stock to an investor for net proceeds of $1.5 million. Subsequent to the commencement of the initial public offering process, Sangamo re-evaluated the fair value of its stock as of January 2000 and determined it to be more than the issue price of $4.50 per share. Accordingly, the incremental fair value, limited to the amount of the proceeds received of $1.5 million, is deemed to be the equivalent of a preferred stock dividend. Sangamo recorded the deemed dividend at the date of issuance by offsetting charges and credits to preferred stock, without any effect on total stockholders' equity. The preferred stock dividend increases the loss applicable to common stockholders in the calculation of basic net loss per share for the nine-month period ended September 30, 2000.  There were no deemed dividends recorded during the nine months ended September 30, 2001.

NOTE 6-STRATEGIC PARTNERSHIP

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

NOTE 7-ACQUISITION OF GENDAQ, LTD

On July 4, 2001, Sangamo BioSciences, Inc. ("Sangamo") completed its acquisition of the outstanding shares of Gendaq Limited ("Gendaq"), a private company located in the United Kingdom in a purchase business combination (the "Agreement"). Gendaq scientists have focused their research efforts on regulating genes through the engineering of transcription factors known as zinc finger DNA-binding proteins (ZFPs).

Pursuant to the Agreement, Sangamo issued 2,124,638 shares of its common stock in exchange for 100% of the outstanding shares of Gendaq's common stock.  Sangamo has also reserved a total of 125,366 shares for issuance upon exercise of outstanding Gendaq stock options, which were assumed in the transaction.

Sangamo's total cost to acquire Gendaq is approximately $36.7 million based on a fair value of $16.41 per share of Sangamo's common stock. The stock price used to value the securities issued is based on an average price during the few days before and after May 30, 2001, the day Sangamo and Gendaq announced an agreement under which Sangamo received an option to purchase all of the outstanding stock of Gendaq on agreed upon terms.

The cost to acquire Gendaq has been allocated to the assets acquired and liabilities assumed according to their respective fair values, with the excess purchase price being allocated to goodwill. The allocation of the aggregate purchase price is based in part on an independent valuation analysis, which was obtained for purposes of allocating the fair value of purchased assets and assumed liabilities.

The estimated purchase cost of Gendaq is as follows:

Value of securities issued	$34,873,808
Assumption of Gendaq's common stock options, less intrinsic value of unvested options of $684	(1,049,618)
Estimated transaction costs and expenses	781,436
Total	$36,704,862

The purchase price allocation is as follows:

	Amount	Useful Life	Annual Amortization of Intangibles
		(In years)
Net tangible assets of Gendaq	$5,033,826
Intangible assets acquired:
Patents	3,359,623	7	$479,946
In-process research and development	13,061,500	--
Goodwill	15,249,913	--

Total purchase price allocation	$36,704,862		$479,946

In-process research and development represents that portion of the purchase price of the acquisition related to the research and development activities which: (i) have not demonstrated their technological feasibility, and (ii) have no alternative future uses.  Sangamo recognized an expense of $13.1 million upon consummation of the transaction.

The amount of in-process research and development was determined based on an analysis using the risk-adjusted cash flows expected to be generated by the products that result from the in-process projects.  The analysis included forecasted future cash flows that were expected to result from the progress made on each of the in-process projects prior to the purchase dates.  These cash flows were estimated by first forecasting, on a product-by-product basis, total revenues expected from sales of the first generation of each in-process product, as well as expected expenses to complete in process research and development for each project.  Appropriate operating expenses and cash flow adjustments were deducted from the forecast to establish projected net cash flows for the in process technology. Finally, these net returns were discounted to a present value at discount rates that incorporate both the weighted average cost of capital (relative to the biotechnology industry and the Company) as well as the product-specific risk associated with the purchased in-process research and development products.  The product-specific risk factors included each product in each phase of development, type of molecule under development, likelihood of regulatory approval, manufacturing process capability, scientific rationale, pre-clinical safety and efficacy data, target product profile and development plan.  The overall discount rate used for the purchase valuation ranged from 35% to 50% depending upon the stage of completion of each product and the risks associated with each, which represents a significant risk premium to our weighted average cost of capital.

The forecast data in the analysis was based on internal product level forecast information maintained by management in the ordinary course of managing the business.  The inputs used in analyzing in-process research and development were based on assumptions, which management believed to be reasonable but which were inherently uncertain and unpredictable.  These assumptions may be incomplete or inaccurate, and no assurance can be given that unanticipated events and circumstances will not occur.

A brief description of projects that were included in the in-process research and development charge is set forth below. Projects subsequently added to the research and development pipeline are not included.  Since the acquisition date, there have been no significant changes to the phase of development for the projects listed.  Management estimated that research and development expenditures of at least $30 to $35 million will be required to complete the in-process projects.

Project	Description / Indication	Phase of Development	Estimated Substantial Completion Date	Fair Value (in millions)
HIV	Therapeutic product candidate	Pre-clinical	2008	1.9
Anti-Inflammatory	Therapeutic product candidate	Pre-clinical	2007	3.4
EPO	Therapeutic product candidate	Pre-clinical	2007	0.9
Insulin	Therapeutic product candidate	Pre-clinical	2009	1.2
Functional Genomics	Gene regulation product	Pre-marketing	2002	3.2
Agriculture	Gene regulation product	Pre-marketing	2005	2.5

The following table represents unaudited pro forma results of operations as if the Gendaq acquisition had occurred at the beginning of each period presented using the purchase method.

Gendaq’s financial information included in these pro forma results is derived from its nine months ended September 30, 2001 and 2000 unaudited financial statements.  Gendaq’s financial information as of all dates and for all periods presented have been adjusted, where appropriate, to present Gendaq’s financial position and results of operations in accordance with accounting principles generally accepted in the United States.

The unaudited pro forma condensed combined financial information is presented for illustrative purposes only and is not necessarily indicative of the operating results or financial positions that would have occurred if the transaction had been consummated at the dates indicated, nor is it necessarily indicative of future operating results or financial position of the combined companies and should not be construed as representative of these amounts for any future dates or periods. Loss from operations and net loss excludes in-process research and development expense due to its non-recurring nature.

In thousands, except share and per share amounts	Nine months ended September 30
	Pro Forma 2001	Pro Forma 2000

Total revenues	$2,877	$2,377

Loss from operations	$13,066	$(8,498)

Net loss	$10,464	$(6,122)

Basic and diluted net loss per share	$(0.43)	$(0.33)

Shares used to compute basic and diluted loss per share	24,294,289	18,577,105

NOTE 8: RECENTLY ISSUED ACCOUNTING STANDARDS

The Financial Accounting Standards Board issued Financial Accounting Standards No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets, in the latter half of July, 2001.  Statement 141 prohibits the use of the pooling-of-interests method for business combinations initiated after June 30, 2001.  Statement 141, which also includes the criteria for the recognition of intangible assets separately from goodwill, is effective for any business combination accounted for by the purchase method that is completed after June 30, 2001.  Statement 142, which includes the requirements to test goodwill and indefinite lived intangible assets for impairment rather than amortize them, will be effective for fiscal years beginning after December 15, 2001.  As a result of the transition rules, goodwill and certain intangible assets acquired in transactions completed after June 30, 2001 will not be amortized.  Therefore, allocated goodwill resulting from the purchase price allocation of Gendaq will not be amortized, but will be subject to a review of impairment.

ITEM 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

                Sangamo, which was incorporated in 1995, is a leader in the research, development, and commercialization of transcription factors for the regulation of gene expression. Our Universal Gene Recognition™ platform is a proprietary technology based on engineering a naturally occurring class of transcription factors referred to as zinc finger DNA-binding protein transcription factors, or ZFP TFs. We believe that Universal Gene Recognition™ is a fundamentally enabling technology, widely applicable to pharmaceutical discovery, development of human therapeutics, plant agriculture, industrial biotechnology, and clinical diagnostics. We intend to commercialize our technology broadly over its many applications. In July 2001, Sangamo acquired Gendaq Limited, a private company located in the United Kingdom focused on the regulation of genes using zinc finger DNA-binding proteins.

                From our inception through September 30, 2001, our activities related primarily to establishing a research and development organization and developing relationships with our corporate collaborators. We have incurred net losses since inception and expect to incur losses in the future as we expand our research and development activities. To date, we have funded our operations primarily through the issuance of equity securities, borrowings, payments from federal government research grants, and from corporate collaborators and strategic partners. As of September 30, 2001, we had an accumulated deficit of $39.9 million.

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

                Sangamo’s losses to date have resulted principally from costs incurred in research and development, general and administrative costs associated with operations, non-cash stock-based compensation expenses associated with stock options granted to employees and consultants from January 1997 through the closing of our initial public offering in April 2000, and non-cash charges associated with the Gendaq business combination.

                Research and development expenses consist primarily of salaries and related personnel expenses, subcontracted research expenses, and technology license expenses. As of September 30, 2001, all research and development costs have been expensed as incurred. We believe that continued investment in research and development is critical to attaining our strategic objectives. We expect these expenses will increase significantly in the future as we continue to develop our Universal Gene Recognition™ technology platform.

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

RESULTS OF OPERATIONS

Three Months ended September 30, 2001 and 2000

Total revenues. Total revenues consist of revenues from corporate collaboration agreements and federal government research grants. Total revenues decreased to $739,000in the three months ended September 30, 2001 from $823,000 in the corresponding period in 2000.  Revenues from our collaboration agreements were $637,000 in the three months ended September 30, 2001, compared with $650,000 in the corresponding period in 2000. Federal government research grant revenues were $102,000 in the three months ended September 30, 2001, compared to $173,000 in the corresponding period in 2000. The decrease in the three months ended September 30, 2001 was principally due to completion of federal research government grants during prior quarters. We plan to continue to apply for federal government research grants in the future to support the development of applications of our technology platform.  Although we have received grants in the past, we cannot assure you that applications will result in receipt of grants in the future.

Research and development expenses. Research and development expenses were $4.6 million for the three months ended September 30, 2001 as compared to $2.6 million in the corresponding period in 2000. Non-cash research and development expenses in the third quarter in 2001 included $716,000 for stock-based deferred compensation charges, as compared to $733,000 for deferred compensation during the same quarter in 2000.  Excluding the non-cash charges, total third quarter 2001 research and development expenses were $3.9 million as compared to $1.9 million in the corresponding period in 2000. The increase in the 2001 period was primarily for additional employee related expenses as we increased our scientific staffing levels, including the expenses of Gendaq, acquired in July 2001. We expect research and development expenses to increase significantly in future periods, particularly as we continue to increase the scientific staff to continue to develop the Universal Gene Recognition™ technology and to meet the needs of our corporate collaborators, and as we begin to incur additional costs associated with the Gendaq acquisition.

General and administrative expenses.  General and administrative expenses remained at $1.3 million in the three months ended September 30, 2001, as compared to $1.3 million during the corresponding period in 2000. Non-cash administrative expenses in the third quarter of 2001 were $272,000 for a stock-based deferred compensation charge compared to $524,000 for deferred compensation during the same quarter of 2000.  Excluding the non-cash charges, total third quarter 2001 general and administrative expenses were $987,000 as compared to $775,000 in 2000.  The increase was primarily attributable to increased labor costs to support our expanded research and development activities and development of our Universal Gene Recognition™ technology. We expect that general and administrative expenses will increase in the future to support continued growth of our research, development and commercialization efforts.

In-process research and development expenses.  On July 4, 2001, Sangamo completed its acquisition of the outstanding shares of Gendaq, a private company located in the United Kingdom, in a purchase business combination.  Of Sangamo's total cost of $36.7 million to acquire Gendaq, $13.1 million was expensed as research and development in the third quarter.

In-process research and development represents that portion of the purchase price of the acquisition related to the research and development activities which: (i) have not demonstrated their technological feasibility, and (ii) have no alternative future uses.  Sangamo recognized an expense of $13.1 million upon consummation of the transaction.

The amount of in-process research and development was determined based on an analysis using the risk-adjusted cash flows expected to be generated by the products that result from the in-process projects.  The analysis included forecasted future cash flows that were expected to result from the progress made on each of the in-process projects prior to the purchase dates.  These cash flows were estimated by first forecasting, on a product-by-product basis, total revenues expected from sales of the first generation of each in-process product, as well as expected expenses to complete in process research and development for each project.  Appropriate operating expenses and cash flow adjustments were deducted from the forecast to establish projected net cash flows for the in process technology. Finally, these net returns were discounted to a present value at discount rates that incorporate both the weighted average cost of capital (relative to the biotechnology industry and the Company) as well as the product-specific risk associated with the purchased in-process research and development products.  The product-specific risk factors included each product in each phase of development, type of molecule under development, likelihood of regulatory approval, manufacturing process capability, scientific rationale, pre-clinical safety and efficacy data, target product profile and development plan.  The overall discount rate used for the purchase valuation ranged from 35% to 50% depending upon the stage of completion of each product and the risks associated with each, which represents a significant risk premium to our weighted average cost of capital.

The forecast data in the analysis was based on internal product level forecast information maintained by management in the ordinary course of managing the business.  The inputs used in analyzing in-process research and development were based on assumptions, which management believed to be reasonable but which were inherently uncertain and unpredictable.  These assumptions may be incomplete or inaccurate, and no assurance can be given that unanticipated events and circumstances will not occur.

A brief description of projects that were included in the in-process research and development charge is set forth below..  Projects subsequently added to the research and development pipeline are not included.  Since the acquisition date, there have been no significant changes to the phase of development for the projects listed.  Management estimated that research and development expenditures of at least $30 to $35 million will be required to complete the in-process projects.

Project	Description / Indication	Phase of Development	Estimated Substantial Completion Date	Fair Value (in millions)
HIV	Therapeutic productcandidate	Pre-clinical	2008	1.9
Anti-Inflammatory	Therapeutic product candidate	Pre-clinical	2007	3.4
EPO	Therapeutic product candidate	Pre-clinical	2007	0.9
Insulin	Therapeutic product candidate	Pre-clinical	2009	1.2
Functional Genomics	Gene regulation product	Pre-marketing	2002	3.2
Agriculture	Gene regulation product	Pre-marketing	2005	2.5

Interest income (expense), net. Net interest income decreased from $1.3 millionin the three months ended September 30, 2000 to $783,000 in the corresponding period in 2001. The decrease in interest income resulted from lower average interest-bearing balances resulting from our continued losses from operations, as well as lower interest rates.

Nine Months ended September 30, 2001 and 2000

Total revenues. Total revenues consist of revenues from corporate collaboration agreements and federal government research grants. Total revenues increasedto $2.7 million in the nine months ended September 30, 2001 from $2.4 million in the corresponding period in 2000.  Revenues from collaboration agreements were $2.6 million in the nine months ended September 30, 2001, compared with $1.7 million in the corresponding period in 2000. The increasein the nine months ended September 30, 2001 was principally attributable to revenues recognized under new Universal Genetools agreements and a strategic collaboration agreement with Renessen, LLC a joint venture between Cargill and Monsanto Company. Federal government research grant revenues were $128,000 in the nine months ended September 30, 2001, compared to $632,000 in the corresponding period in 2000, a decrease of $504,000. The decrease in the nine months ended September 30, 2001 was principally due to completion of federal research government grants during prior periods. We plan to continue to apply for federal government research grants in the future to support the development of applications of our technology platform. Although we have received grants in the past, we cannot assure you that applications will result in successful grants in the future.

Research and development expenses. Research and development expenses were $10.8 million for the nine months ended September 30, 2001 as compared to $7.8 million in the corresponding period in 2000. Non-cash research and development expenses in the nine month period ended September 30, 2000 were $2.8 million including a one-time expense of approximately $1.0 million for the issuance of common stock related to the in-licensing of certain in-process technology and a stock-based deferred compensation charges of $1.8 million, as compared to $1.7 million deferred compensation during the same period in 2001.  Excluding the non-cash charges, total research and development expenses in the 2001 period were $9.1 million as compared to $6.0 million in the corresponding period in 2000. The increase in the 2001 period was primarily for additional employee related expenses as we increased our scientific staffing levels, as well as the inclusion of the consolidated results of Gendaq, Ltd. from the date of acquisition in July. We expect research and development expenses to increase significantly in future periods, particularly as we continue to increase the scientific staff to continue to develop the Universal Gene Recognition™ technology and to meet the needs of our corporate collaborators.

General and administrative expenses.  General and administrative expenses increased from $3.2 million in the nine months ended September 30, 2000 to $3.3 million in the corresponding period in 2001. Non-cash administrative expenses in the nine month period ended September 30, 2000 included $1.4 million in stock-based deferred compensation charge compared to $818,000 for deferred compensation during the same period of 2001.  Excluding the non-cash charges, total general and administrative expenses in the 2000 period were $1.7 million as compared to $2.5 million in the corresponding period in 2001.  The increase was primarily attributable to increased labor costs to support our expanded research and development activities and development of our Universal Gene Recognition™ technology and costs associated with being a public company. We expect that general and administrative expenses will increase in the future to support continued growth of our research, development and commercialization efforts.

In-process research and development expenses.   The in-process research and development expenses for the nine-months ended September 30, 2001 are described under the three-month ended discussion and analysis.

Interest income (expense), net. Net interest income increased to $2.6 million in the nine months ended September 30, 2001 from $2.3 million in the corresponding period in 2000. The increase in net interest income resulted from higher average interest-bearing balances during 2001.

Liquidity and Capital Resources

Since inception, Sangamo has financed operations primarily through sales of preferred and common stock, including our initial public offering in April 2000, federal government research grants, payments from corporate collaborators, and other financing activities such as a bank line of credit.  As of September 30, 2001 we had cash, cash equivalents, short and long-term investments totaling $63.9 million.

We used $4.9 million for operating activities in the nine months ended September 30, 2001.  This consisted of the net loss for the period of $21.9 million offset by non-cash charges of $16.2 million relating to compensation expenses and in-process research and development charges relating to the Gendaq acquisition, as well as other changes in operating assets and liabilities.   Investing activities provided $14.9 million as marketable securities totaling $11.3 million matured and were reclassified as cash equivalents balanced by $1.6 million invested in leasehold improvements and capital equipment purchases.  In addition, we acquired $5.3 million in cash as a result of our purchase of Gendaq.  Net cash provided by financing activities in the period was $981,000 primarily from the issuance of common shares and debt financing.

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

Quantitative and Qualitative Disclosures about Market Risk

Our exposure to market risk for changes in interest rates relates primarily to our cash equivalents and investments. The investments are classified as available for sale. We do not use derivative financial instruments in our investment portfolio. We attempt to ensure the safety and preservation of our invested funds by limiting default and market risks. Our cash and investments policy emphasizes liquidity and preservation of principal over other portfolio considerations. We select investments that maximize interest income to the extent possible within these guidelines. We satisfy liquidity requirements by investing excess cash in securities with different maturities to match projected cash needs and limit concentration of credit risk by diversifying our investments among a variety of high credit-quality issuers. We mitigate default risk by investing in only investment-grade securities. The portfolio includes marketable securities with active secondary or resale markets to ensure portfolio liquidity. All investments have a fixed interest rate and are carried at market value, which approximates cost.  If market interest rates were to increase by 1 percent from September 30, 2001, the fair value of our portfolio would decline by approximately $100,000. The modeling technique used measures the change in fair values arising from an immediate hypothetical shift in market interest rates and assumes ending fair values include principal plus accrued interest.

The following table represents the fair value balance of our cash, cash equivalents and marketable investments by year of expected maturity that are subject to interest rate risk as of September 30, 2001 (in thousands, except for interest rates):

	2001	2002
Cash equivalents	$21,205	$-
Average interest rates	3.23%	-

Marketable securities, including accrued interest receivable	$26,456	$16,228
Average interest rates	4.46%	6.79%

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

Some of our Universal GeneTools™ collaborators were unable to substantiate the effects of our gene regulation technology. Generally, failures were re-evaluated at Sangamo using our current approach of examining the local chromatin structure for accessible sites and then targeting ZFP TFs to these areas. In most cases, additional ZFP TFs were designed and tested for these targets, and data was generated at Sangamo, or by our partners, confirming the ability to regulate these targets. Sangamo performs this more extensive validation on all Universal GeneTools™ targets prior to use by external parties. However, there can be no assurances that we will be able to regulate all gene targets, and repression of a gene is usually more difficult than activation.  Although we have been able to achieve repression in numerous genes, the degree of repression may not be sufficient to permit our collaborators to realize their objectives.  For example, one of our collaborators has advised us that while some of our ZFP TFs delivered to them repressed certain target gene sequences to a significant extent the repression was not complete enough to warrant proceeding to develop revised ZFP TFs for this purpose. However, this collaborator has advised us that positive results were achieved using our ZFP TFs to regulate other target gene sequences.  In addition, some of our collaborators have not yet generated the final results of their testing, and no assurances can be given that our collaborators will be able to achieve satisfactory results. These ZFP TFs, or ones engineered in the future, may not function as intended. If we are unsuccessful in engineering ZFP TFs that achieve positive results for our collaborators or strategic partners, this would significantly harm our business by reducing our revenues.

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

We are a small company with 96 employees as of September 30, 2001 and our success depends on our continued ability to attract, retain and motivate highly qualified management and scientific personnel, and our ability to develop and maintain important relationships with leading academic and other research institutions and scientists. Competition for personnel and academic and other research collaborations is intense. The success of our technology development programs depends on our ability to attract and retain highly trained personnel. If we lose the services of personnel with these types of skills, it could impede significantly the achievement of our research and development objectives. If we fail to negotiate additional acceptable collaborations with academic and other research institutions and scientists, or if our existing collaborations are unsuccessful, our technology development programs may be delayed or may not succeed.

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

We have generated operating losses since we began operations in 1995. The extent of our future losses and the timing of profitability are highly uncertain, and we may not be profitable in the foreseeable future. We have been engaged in developing our Universal Gene Recognition™ technology since inception, which has and will continue to require significant research and development expenditures. To date, we have generated our revenues from federal government research grants, Universal GeneTools™ collaboration agreements and strategic partnership agreements. As of September 30, 2001, we had an accumulated deficit of approximately $39.9 million. Even if we succeed in increasing our current product and research revenue or developing additional commercial products, we expect to incur losses in the near future and may continue to incur losses for at least the next two years. These losses may increase as we expand our research and development activities. If the time required to generate significant product revenues and achieve profitability is longer than we currently anticipate, we may not be able to sustain our operations.

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

The interest of management could conflict with the interest of our other stockholders. Our executive officers, directors and principal stockholders beneficially own, in the aggregate, approximately 63 percent of our outstanding common stock. As a result, these stockholders, if they choose to act together, will be able to exercise control over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This could have the effect of delaying or preventing a change of control of Sangamo, which in turn could reduce the market price of our stock.

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

From the time of receipt through September 30, 2001, Sangamo has used the net proceeds from its initial public offering of common stock to invest in short-term and long-term, interest bearing, investment-grade securities and has used its existing cash balances to fund the general operations.   The proceeds will be used for general corporate purposes, including working capital and product development. A portion of the net proceeds will also be used to acquire or invest in complementary businesses or products or to obtain the right to use complementary technologies. Sangamo has no agreements or commitments with respect to any such acquisition or investments and is not currently engaged in any material negotiations with respect to any such transaction.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

Reports:  Sangamo filed a Current Report on Form 8-K dated July 17, 2001 as amended on August 17, 2001 describing, pursuant to Item 2 and Item 7, the completion of its acquisition of Gendaq Limited.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SANGAMO BIOSCIENCES, INC.  Dated: October 19, 2001

/s/ Edward O. Lanphier II
Edward O. Lanphier II
President, Chief Executive Officer

/s/ Shawn K. Johnson
Shawn K. Johnson
Senior Director of Finance
Principal Accounting Officer