Form 10-Q
period 2002-03-31
SANGAMO BIOSCIENCES INC
filed 2002-05-15
CIK 1001233

FORM 10-Q

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission file number 000-30171

SANGAMO BIOSCIENCES, INC.

(exact name of small business issuer as specified in its charter)

Delaware	68-0359556
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

501 Canal Blvd, Suite A100
Richmond, California 94804
(Address of principal executive offices)

(510) 970-6000
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes  ☒  No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of the common stock, as of the latest practical date.

Common Stock, $.01 Par Value –24,508,086 – shares outstanding as of March 31, 2002.

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

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SANGAMO BIOSCIENCES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

(Unaudited)

	March 31, 2002	December 31, 2001 (1)

Assets
Current assets:
Cash and cash equivalents	$32,010	$7,644
Marketable securities	26,772	53,950
Interest receivable	276	966
Accounts receivable	374	763
Prepaid expenses	372	447
Total current assets	59,804	63,770
Property and equipment, net	2,586	2,799
Patents	3,000	3,120
Goodwill	15,250	15,250
Other assets	77	78
Total assets	$80,717	$85,017

Liabilities and stockholders' equity
Current liabilities:
Accounts payable and accrued liabilities	$939	$1,261
Accrued compensation and employee benefits	536	671
Equipment loan	250	285
Deferred revenue	306	451
Total current liabilities	2,031	2,668
Stockholders' equity:
Common stock	127,093	127,161
Deferred stock compensation	(942)	(2,125)
Accumulated deficit	(47,587)	(43,100)
Accumulated other comprehensive income	122	413
Total stockholders' equity	78,686	82,349
Total liabilities and stockholders' equity	$80,717	$85,017

(1)   Amounts derived from Audited Statements dated December 31, 2001 filed as a part of Form 10-K.

See accompanying notes.

SANGAMO BIOSCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three months ended March 31,
	2002	2001
Revenues:
Collaboration agreements	$501	$618
Federal government research grants	—	16
Total revenues	501	634

Operating expenses:
Research and development (excludes $954 and $530 of stock based compensation expense for the three months ended March 31, 2002 and 2001, respectively)	3,358	2,210

General and administrative (excludes $88 and $273 of stock based compensation expense for the three months ended March 31, 2002 and 2001 respectively)	862	644

Restructuring charge	190	—
Stock based compensation expense	1,042	803
Total operating expenses	5,452	3,657
Loss from operations	(4,951)	(3,023)
Interest income, net	464	961
Net loss:	$(4,487)	$(2,062)
Basic and diluted net loss per common share	$(0.18)	$(0.09)
Shares used in basic and diluted net loss per common share	24,356	22,078

See accompanying notes.

SANGAMO BIOSCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three months ended March 31,
	2002	2001
Operating Activities:
Net loss	$(4,487)	$(2,062)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	328	162
Non-cash stock compensation charges	1,042	803
Changes in operating assets and liabilities
Interest receivable	690	(29)
Accounts receivable	389	459
Prepaid expenses and other assets	76	90
Accounts payable and accrued liabilities	(322)	(384)
Accrued compensation and employee benefits	(135)	(400)
Deferred revenue	(145)	832
Net cash used in operating activities	(2,564)	(529)
Investing Activities:
Purchases of investments	(2,864)	(21,334)
Maturities of investments	29,816	28,136
Purchases of property and equipment	16	(471)
Net cash provided by (used in) investing activities	26,968	6,331
Financing Activities:
Proceeds from issuance of common stock	62	88
Repayment of note payable	(35)	—
Note receivable from stockholder	—	10
Net cash provided by financing activities	27	98
Foreign currency translation adjustment	(65)	—
Net increase in cash and cash equivalents	24,366	5,900
Cash and cash equivalents, beginning of period	7,644	10,151
Cash and cash equivalents, end of period	$32,010	$16,051

See accompanying notes.

SANGAMO BIOSCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

March 31, 2002

NOTE 1-BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (SEC).  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.  The condensed consolidated financial statements include the accounts of Sangamo and its wholly owned subsidiary, Gendaq Limited, after elimination of all material intercompany balances and transactions.  Operating results for the three-month period ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002.  These financial statements should be read in conjunction with the financial statements and footnotes thereto for the year ended December 31, 2001, included in Sangamo’s Form 10-K as filed with the SEC.

USE OF ESTIMATES

                The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. Actual results could differ from those estimates.

FOREIGN CURRENCY TRANSLATION

Sangamo translates the assets and liabilities of its foreign subsidiary stated in local functional currency to U.S. dollars at the rate of exchange in effect at the end of the period. Revenues and expenses are translated using rates of exchange in effect during the period. Gains and losses from translation of financial statements denominated in foreign currencies, if material, are included as a separate component of other comprehensive income (loss) in the statement of stockholders’ equity.

The Company records foreign currency transactions at the exchange rate prevailing at the date of the transaction. Monetary assets and liabilities denominated in foreign currency are retranslated at the exchange rates in effect at the balance sheet data. All translation differences arising from foreign currency transactions are recorded through profit and loss and were not material during 2001 or 2002.

REVENUE RECOGNITION

Sangamo recognizes revenue from its Universal GeneTools™ agreements when ZFP Transcription Factors (“ZFP TFs”) are delivered to the Universal GeneTools™ collaborators, persuasive evidence of an agreement exists, there are no unfulfilled obligations, the price is fixed and determinable, and collectibility is reasonably assured. Generally, Sangamo receives partial payments from these collaborations prior to the delivery of ZFP TFs and the recognition of these revenues is deferred until the ZFP TFs are delivered, the risk of ownership has passed to the collaborator and all performance obligations have been satisfied at the time revenue is recognized.

Payments to fund research activities made under strategic partnering agreements are recognized over the period that Sangamo performs research services. Amounts paid in advance under such agreements are deferred until the research services are performed. Sangamo’s federal government research grants provide for the reimbursement of qualified expenses for research and development as defined under the terms of the grant agreement. Revenue under grant agreements is recognized when the related research expenses are incurred. Grant reimbursements are received on a quarterly or monthly basis and are subject to the issuing agency’s right of audit.

Milestone payments under research, partnering, or licensing agreements are recognized as revenue upon the achievement of mutually agreed upon milestones, provided that (i) the milestone event is substantive and its achievement is not reasonably assured at the inception of the agreement, and (ii) there are no performance obligations associated with the milestone payment.

RESEARCH AND DEVELOPMENT COSTS

Research and development expenses consist of costs incurred for company-sponsored as well as collaborative research and development activities. These costs include direct and research–related overhead expenses and are expensed as incurred.

RECENTLY ISSUED ACCOUNTING STANDARDS

In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (“SFAS”) No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets.”  SFAS 144 addresses the financial accounting and reporting for the impairment or disposal of long-lived assets and supercedes SFAS No. 121 “Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of.”  Sangamo adopted SFAS 144 on January 1, 2002. The adoption of SFAS 144 did not have an impact on the Company’s results of operations or financial position.

NOTE 2-BASIC AND DILUTED NET LOSS PER SHARE

Basic and diluted net loss per share information for all periods is presented under the requirements of SFAS No. 128, “Earnings per Share.” Basic net loss per share has been computed using the weighted-average number of shares of common stock outstanding during the period, less shares subject to repurchase. The following table presents the calculation of historical basic and diluted net loss per common share (in thousands, except per share data):

	Year ended March 31,
	2001	2000

Net loss	$(4,487)	$(2,062)

Basic and diluted:
Weighted-average shares of common stock outstanding	24,490	22,231
Less: weighted-average shares subject to repurchase	(134)	(153)
Shares used in computing basic and diluted net loss per common share	24,356	22,078

Basic and diluted net loss per common share	$(0.18)	$(0.09)

NOTE 3-STOCK COMPENSATION

During the years ended December 31, 2001, 2000, and 1999, in connection with the grant of stock options to employees and directors, Sangamo recorded deferred stock compensation totaling $-0-, $6.8 million, and $1.5 million, respectively, representing the difference between the fair value of common stock on the date such options were granted and the exercise price.  These amounts are included as a reduction of stockholders’ equity and are being amortized over the vesting period of the individual options, generally four years, using an accelerated vesting method. The accelerated vesting method provides for vesting of portions of the overall award at interim dates and results in higher vesting in earlier years than straight-line vesting. The fair value of Sangamo common stock for purposes of this calculation was determined based on the business factors underlying the value of common stock on the date such option grants were made. Sangamo recorded stock compensation charges of $1.0 million and $803,000 in the three-month period ended March 31, 2002 and 2001, respectively. At March 31, 2002, Sangamo had a total of $942,000 remaining to be amortized over the vesting periods of the employee stock options.  The Company also recorded deferred compensation of $685,000 during 2001 related to options issued to Gendaq employees.  Included above are stock compensation charges of $53,000 in the three-month period ended March 31, 2002 for Gendaq employees.

Sangamo also recognizes compensation expense related to options granted to consultants.  Such options are valued based on the fair value of Sangamo’s common stock when the options vest.  During the three months ended March 31, 2002, of the total $1.0 million in stock compensation charges, $280,000 was recorded as options granted to consultants became vested.

NOTE 4-COMPREHENSIVE LOSS

Comprehensive loss is comprised of net loss and other comprehensive income (loss).  Other comprehensive loss includes certain changes in stockholders’ equity that are excluded from net loss, which includes unrealized gains and losses on our available-for-sale securities and foreign currency translation adjustments. Comprehensive loss and its components for the three month periods ended March 31, 2002 and 2001 are as follows (in thousands):

	Three Months Ended March 31,
	2002	2001
Net loss	$(4,487)	$(2,062)
Changes in unrealized (loss) gain on securities available-for-sale	(226)	130
Foreign currency translation adjustment	(65)	—
Comprehensive loss	$(4,778)	$(1,932)

NOTE 5-MAJOR CUSTOMERS, PARTNERSHIPS AND STRATEGIC ALLIANCES

In January 2002, Sangamo signed a collaboration agreement with Medarex, Inc. to use ZFP TF technology to increase the expression of antibodies in mammalian cell lines. Under the terms of the agreement, Medarex will provide research funding to Sangamo over a two-year period, and will have a non-exclusive license to use the cell lines to manufacture antibody products.  Sangamo will be entitled to milestone payments and royalties on any sales of such products.

This collaboration is the second collaboration with Medarex, and brings the cumulative total of Sangamo’s collaborations and Universal GeneTools™ agreements to approximately thirty.

NOTE 6-ACQUISITION OF GENDAQ, LTD

On July 4, 2001, Sangamo completed the acquisition of the outstanding shares of Gendaq Limited, a privately held biotechnology company located in the United Kingdom, in a purchase transaction.  Gendaq is a research and development organization with a focus similar to that of Sangamo.  A full description of the transaction and purchase allocation is contained in Sangamo’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001, filed with the Securities and Exchange Commission.

The following table represents unaudited pro forma results of operations as if the Gendaq acquisition had occurred at the beginning of the period presented using the purchase method. Gendaq’s financial information included in these pro forma results is derived from its three months ended March 31, 2001 unaudited financial statements.  Gendaq’s financial information has been adjusted, where appropriate, to present Gendaq’s financial position and results of operations in accordance with accounting principles generally accepted in the United States.

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

In thousands, except per share amounts	Three months ended March 31
Pro Forma 2001

Total revenues	$699

Loss from operations	$(3,767)

Net loss	$(2,797)

Basic and diluted net loss per share	$(0.12)

Shares used to compute basic and diluted loss per share	24,139

NOTE 7-RESTRUCTURING

In February 2002, Sangamo made the decision to begin consolidation of certain Gendaq operations from the United Kingdom to its Richmond, California headquarters.  The decision followed a post-acquisition review that was initiated in October 2001 where Sangamo evaluated technology, personnel, costs, and various alternatives to maximize the synergy between Sangamo and Gendaq. As this review was initiated after the acquisition was completed, and the final decision to consolidate was not made until February 2002, the decision had no impact on accounting for the acquisition.

The final decision made in February 2002 relates to the rationalization of positions in the United Kingdom; this is anticipated to occur over six to twelve months. In the first quarter of 2002, Sangamo recorded restructuring expense of $190,000 related to this rationalization. The Company is in the process of formulating a second restructuring plan with respect to Gendaq technology and assets. This evaluation will not change the current decision and plan to rationalize Gendaq employees in the United Kingdom.

The workforce reduction charge of approximately $190,000 includes retention bonuses, severance and fringe benefit charges for approximately 10 to 15 employees. These employees primarily worked on research and development and administrative activities that will be continued by employees at the Company’s headquarters. As of March 31, 2002, no restructuring payments have yet been made.

The estimate above has been made based upon management’s best estimate of the amounts and timing of certain events included in the restructuring plan that will occur in the future. It is possible that the actual outcome of certain events may differ from the estimates. Changes will be made to the restructuring accrual at the point that the differences become known and measurable.

NOTE 8-INTANGIBLE ASSETS

In July 2001, the Financial Accounting Standards Board issued SFAS 141, “Business Combinations,” and SFAS 142, “Goodwill and Other Intangible Assets.” SFAS 141 specifies criteria that intangible assets acquired in a purchase business combination must meet to be recognized and reported apart from goodwill. SFAS 142 requires, among other things, that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually in accordance with SFAS 142. Sangamo has no intangible assets with indefinite useful lives.  SFAS 142 also requires that intangible assets with definite useful lives be amortized over their respective useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Sangamo adopted the provisions of SFAS 141 on July 1, 2001, and the provisions of SFAS 142 effective January 1, 2002.

SFAS 141 required, upon adoption of SFAS 142, companies to evaluate existing intangible assets and goodwill that were acquired in a purchase business combination prior to June 30, 2001, and make any necessary reclassifications to conform with the new criteria in SFAS 141.  Sangamo did have any intangible assets and goodwill acquired prior to June 30, 2001.

In connection with the transitional goodwill impairment evaluation, SFAS 142 adoption required Sangamo to assess whether there is an indication that goodwill is impaired as of January 1, 2002, on a reporting unit basis. Sangamo determined that it has one reporting unit as of January 1, 2002.  Sangamo has up to six months from January 1, 2002 to compare the fair value of the reporting unit to its carrying amount.  To the extent the carrying amount exceeds the fair value, an indication exists that the reporting unit’s goodwill may be impaired and Sangamo must perform the second step of the transitional impairment test.  If the second step is necessary, Sangamo would have to compare the implied fair value of the Company’s goodwill, determined by allocating the Company’s fair value to all of its assets (recognized and unrecognized) and liabilities in a manner similar to a purchase price allocation in accordance with SFAS 141, to its carrying amount.  This second step must be completed as soon as possible, but no later than December 31, 2002.  Sangamo would recognize any transitional impairment loss as the cumulative effect of a change in accounting principle. Based upon the review to date, Sangamo does not anticipate any transitional impairment losses.

In addition, Sangamo must perform an impairment test at least annually.  Any impairment loss from the annual test will be recognized as part of operations.

Goodwill totaled $15.3 million at March 31, 2002 and December 31, 2001. Intangible assets subject to amortization consisted of the following (in thousands):

	March 31, 2002			December 31, 2001
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value

Patents	$3,359	$359	$3,000	$3,359	$239	$3,120
Total intangible assets	$3,359	$359	$3,000	$3,359	$239	$3,120

Aggregate amortization expense is as follows (in thousands):

For the year ended December 31, 2001 (actual)	$239

For the three months ended March 31, 2002 (actual)	$120
For the remaining nine months in the year ended December 31, 2002 (estimated)	360
For the year ended December 31, 2002	$480

For the year ended December 31, 2003 (estimated)	$480
For the year ended December 31, 2004 (estimated)	$480
For the year ended December 31, 2005 (estimated)	$480
For the year ended December 31, 2006 (estimated)	$480

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Sangamo, incorporated in 1995, is the worldwide leader in the research, development and commercialization of engineered transcription factors for the regulation of gene expression. We are developing a proprietary technology platform based on the engineering of a naturally occurring class of transcription factors referred to as zinc finger DNA-binding proteins, or ZFPs. We believe that ZFP transcription factors, or ZFP TFs, represent a fundamentally enabling technology capable of activating or repressing a targeted gene that may be widely applicable to pharmaceutical discovery, development of human therapeutics, plant agriculture, industrial biotechnology and clinical diagnostics. We intend to commercialize our technology broadly over its many applications.

From our inception through March 31, 2002, our activities related primarily to establishing a research and development organization and developing relationships with our corporate collaborators. We have incurred net losses since inception and expect to incur losses in the future as we expand our research and development activities. To date, we have funded our operations primarily through the issuance of equity securities, borrowings, payments from corporate collaborators and strategic partners, and from federal government research grants. As of March 31, 2002, we had an accumulated deficit of $47.6 million.

Our revenues consist primarily of revenues from our corporate partners for ZFP TFs, contractual payments from strategic partners for research programs and research milestones, and Federal government research grant funding.

Research and development expenses consist primarily of salaries and related personnel expenses, subcontracted research expenses, and technology license expenses. Research and development costs incurred in connection with company collaborator funded activities are expensed as incurred. We believe that continued investment in research and development is critical to attaining our strategic objectives. We expect these expenses will increase in the future as we continue to develop our ZFP TF technology platform.

General and administrative expenses consist primarily of salaries and related personnel expenses for executive, finance and administrative personnel, professional fees, and other general corporate expenses. As we add personnel and incur additional costs related to the growth of our business, general and administrative expenses will also increase.

Sangamo’s quarterly operating results depend on a number of factors, including the delivery of products to corporate partners, the signing or expiration of contracts with corporate partners or government research grants, our success rate in achieving milestones with corporate partners, and the timing and willingness of collaborators to commercialize products which would result in royalties.  As a consequence, quarterly operating results have fluctuated in the past and are likely to do so in the future.

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

 Consolidation.  Our consolidated financial statements include the results of Sangamo in the United States and our wholly owned subsidiary, Gendaq Limited, a United Kingdom company. Transactions and accounts between Sangamo and Gendaq have been eliminated. We translate the assets and liabilities of Gendaq from British pounds Sterling into United States dollars using foreign exchange rates as of the balance sheet date. We translate the revenues and expenses of Gendaq using average monthly foreign exchange rates. Translation gains and losses can vary over time based on economic conditions in both countries. We include translation adjustments on the balance sheet under accumulated other comprehensive income (loss), a separate component of stockholders’ equity.

 Concentration of Credit Risk.  We maintain cash, cash equivalents and investments with major financial institutions. Financial institutions and financial instruments subject us to credit risk. We perform both periodic evaluation of our investments and evaluation of the credit standing of the financial institutions to limit the amount of credit exposure with any one institution or type of instrument. If there is an adverse change in credit risk with the financial institutions we use, or an other than temporary decline in market value, we may be required to record impairment charges in the future.

 Valuation of Intangible Assets.  We have significant amounts of intangible assets on our balance sheet. We review these assets for impairment on an annual basis. Should such review find that these assets are impaired, it may result in a significant charge to our financial statements.

Acquisition of Gendaq

On July 4, 2001, we completed our acquisition of Gendaq Limited, a privately held biotechnology company located in the United Kingdom, in an acquisition more fully described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2001 filed with the Securities and Exchange Commission. We issued 2,124,638 shares of common stock in exchange for 100% of the outstanding shares of Gendaq’s common stock. We also reserved a total of 125,366 shares for issuance upon exercise of outstanding Gendaq stock options, which were assumed in the transaction. Gendaq is a research and development organization with a focus similar to ours.

In February 2002, we made the decision to begin consolidation of our Gendaq operations from the United Kingdom to our Richmond, California headquarters. The decision followed a post-acquisition review that was initiated in October 2001 where we evaluated technology, personnel, costs, and various alternatives to maximize the synergy between Sangamo and Gendaq. As this review was initiated after the acquisition was completed, and the final decision to consolidate was not made until February 2002, the decision had no impact on our accounting for the acquisition, and we recorded no restructuring liability during 2001. In the first quarter of 2002, we recorded restructuring expense of $190,000 related to rationalization of positions in the United Kingdom.  We are in the process of formulating a plan with respect to restructuring Gendaq’s technology and assets, the cost of which is not determinable at this time. This evaluation will not change the current decision and plan to rationalize Gendaq employees in the United Kingdom.  We anticipate the overall consolidation will continue for another six to twelve months.

RESULTS OF OPERATIONS

Three Months ended March 31, 2002 and 2001

Total revenues. Total revenues decreased to $501,000 in the three months ended March 31, 2002 from $634,000 in the corresponding period in 2001.  The decrease in revenues in the three months ended March 31, 2002 was principally due to completion of several collaboration agreements and work under federal research government grants during prior quarters. We anticipate continued revenues from existing and new collaboration agreements, and we have applied for and plan to continue to apply for federal government research grants in the future to support the development of applications of our technology platform.  Although we have negotiated corporate collaborations and received grants in the past, we cannot assure you that these efforts will be successful in the future.

Research and development expenses. Total research and development expenses were $4.3 million for the three months ended March 31, 2002 as compared to $2.7 million in the corresponding period in 2001. Non-cash research and development expenses in the first quarter in 2002 included $954,000 in stock-based compensation expense, as compared to $530,000 during the same quarter in 2001, and $120,000 of patent amortization expense, as compared to none in 2001.  Excluding the non-cash charges, total first quarter 2001 research and development expenses were $3.2 million as compared to $2.2 million in the corresponding period in 2001. The increase in the 2002 period was primarily due to additional employee related expenses as we increased our scientific staffing levels, including the expenses of Gendaq, acquired in July 2001. We expect research and development expenses to increase in future periods, particularly as we continue to increase the scientific staff to continue to develop the ZFP TF technology and to meet the needs of our corporate collaborators.

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

Biopharmaceutical products generally take 10 to 15 years to research, develop and bring to market as a new prescription medicine in the United States. Drug development in the U.S. is a process that includes several steps defined by the FDA and we have not initiated the FDA process. The process begins with the filing of an Initial Drug Application (or IND), which, if successful, allows opportunity for clinical study of the potential new medicine. Clinical development typically involves three phases of study: Phase I, II, and III, which accounts for an average of seven years of a drug’s total development time. The most significant costs associated with clinical development are the Phase III trials as they tend to be the longest and largest studies conducted during the drug development process. An estimation of product completion dates and completion costs are difficult to predict and successful development of our products is highly uncertain. Various statutes and regulations also govern or influence the manufacturing, safety, labeling, storage, record keeping and marketing of each product. The lengthy process of seeking these approvals, and the subsequent compliance with applicable statutes and regulations, require the expenditure of substantial resources. We cannot assure you that any approval required by the FDA will be obtained on a timely basis, if at all. For additional discussion of the risks and uncertainties associated with completing development of potential products, see “Risk Factors—Our potential therapeutic products are subject to a lengthy and uncertain regulatory process, and if these potential products are not approved, we will not be able to commercialize those products.”

General and administrative expenses.  Total general and administrative expenses were $950,000 in the three months ended March 31, 2002, as compared to $917,000 during the corresponding period in 2001. Non-cash administrative expenses in the first quarter of 2002 were $88,000 in stock-based compensation expense compared to $273,000 in stock-based compensation expense during the same quarter of 2001.  Excluding the non-cash charges, total first quarter 2002 general and administrative expenses were $862,000 as compared to $644,000 in 2001.  The increase was primarily attributable to increased administrative labor costs to support our expanded research and development activities and development of our ZFP TF technology. We expect that general and administrative expenses will increase in the future to support continued growth of our research, development and commercialization efforts.

Interest income (expense), net. Net interest income decreased to $464,000 in the three months ended March 31, 2002 from $961,000 in the corresponding period in 2001. The decrease in interest income resulted from lower average interest-bearing balances, as cash was used to fund operations, and from lower interest rates.

Liquidity and Capital Resources

Since inception, Sangamo has financed operations primarily through sales of preferred and common stock, including our initial public offering in April 2000, payments from corporate collaborators  and federal government research grants.  As of March 31, 2002 we had cash, cash equivalents, and marketable securities (including interest receivable) totaling $59.1 million.

We used $2.6 million for operating activities in the three months ended March 31, 2002.  This consisted of the net loss for the period of $4.5 million offset by non-cash stock compensation charges of $1.0 million, and net changes in operating assets and liabilities.  Investing activities provided $27.0 million as marketable securities matured and were reclassified as cash equivalents.  There were minor capital equipment purchases during the period.  Net cash provided by financing activities in the period was $27,000, consisting of $62,000 from the issuance of common shares offset by  $35,000 repayment of notes payable.

We believe that our current cash resources are sufficient to finance our existing operations at least through 2003. Our cash requirements depend upon a number of factors, including our ability to increase our revenues from corporate partners and government grants, and the level and timing of our research and development expenditures.  We expect to devote substantial resources to the development of our ZFP TF technology platform over the next several years.  We may need to raise substantial additional financing for this purpose.  Such financing, however, may not be available on favorable terms, if at all.

Quantitative and Qualitative Disclosures about Market Risk

Our exposure to market risk for changes in interest rates relates primarily to our cash equivalents and investments. The investments are available for sale. We do not use derivative financial instruments in our investment portfolio. We attempt to ensure the safety and preservation of our invested funds by limiting default and market risks. Our cash and investments policy emphasizes liquidity and preservation of principal over other portfolio considerations. We select investments that maximize interest income to the extent possible within these guidelines. We satisfy liquidity requirements by investing excess cash in securities with different maturities to match projected cash needs and limit concentration of credit risk by diversifying our investments among a variety of high credit-quality issuers. We mitigate default risk by investing in only investment-grade securities. The portfolio includes marketable securities with active secondary or resale markets to ensure portfolio liquidity. All investments have a fixed interest rate and are carried at market value, which approximates cost.  If market interest rates were to increase by 1 percent from March 31, 2002, the fair value of our portfolio would decline by less than $100,000. The modeling technique used measures the change in fair values arising from an immediate hypothetical shift in market interest rates and assumes ending fair values include principal plus accrued interest.

The following table represents the fair value balance of our cash, cash equivalents and marketable securities by year of expected maturity that are subject to interest rate risk as of March 31, 2002 (in thousands, except for interest rates):

	2002	2003
Cash and cash equivalents	$32,010	$—
Average interest rates	1.9%	—

Marketable securities	$20,606	$6,166
Average interest rates	3.0%	3.5%

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

Our quarterly results will fluctuate.

We believe that period-to-period comparisons of our results of operations are not necessarily meaningful and should not be relied upon as indicators of future performance. The variability of receipt of funds from corporate partners, as well as revenue recognition accounting rules, including the SEC staff accounting bulletin No. 101, will lead to quarterly fluctuations in our revenue. We generally operate with limited backlog in our Universal GeneTools™ business because our ZFP TFs are typically designed and engineered as orders are received. As a result, product sales in any quarter are generally dependent on orders received and shipped in that quarter. Universal GeneTools™ sales are also difficult to forecast because demand varies substantially from customer to customer and from period to period. We have recently begun shifting our commercial development focus from Universal GeneTools™ collaborations to higher value strategic partnerships with selected pharmaceutical and biotechnology companies. While strategic partnerships may provide us with committed quarterly research funding, the signing of such deals, and the subsequent initiation of revenue recognition, is also uncertain.

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

In addition to competitive pressures, problems frequently encountered with research, development and commercialization of new technologies and products will likely affect us. Most of our ZFP TF design and testing procedures take place on a relatively small scale. In the future, we intend to apply ZFP TF design and testing procedures at a scale involving hundreds of genes per year. We may not be able to successfully or efficiently achieve this scale. In addition, while we have had success in applying ZFP TF gene regulation in our laboratories, we may have difficulty in transferring our technology to our collaborators’ and strategic partners’ laboratories.

We anticipate continuing to incur operating losses for the next several years. If material losses continue for a significant period, we may be unable to continue our operations.

We have generated operating losses since we began operations in 1995. The extent of our future losses and the timing of profitability are highly uncertain, and we may not be profitable in the foreseeable future. We have been engaged in developing our ZFP TF technology since inception, which has and will continue to require significant research and development expenditures. To date, we have generated our revenues from Universal GeneTools™ collaboration agreements, strategic partnership agreements and federal government research grants. As of March 31, 2002, we had an accumulated deficit of approximately $47.6 million. Even if we succeed in increasing our current product and research revenue or developing additional commercial products, we expect to incur losses for the foreseeable future. These losses will increase as we expand our research and development activities. If the time required to generate significant product revenues and achieve profitability is longer than we currently anticipate, we may not be able to sustain our operations.

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

Our existing strategic partnering agreements are, and we would expect any future arrangement to be, based on the achievement of milestones. Under the strategic partnering agreements, we expect to receive revenue for the research and development of a therapeutic product based on achievement of specific milestones. Achieving these milestones will depend, in part, on the efforts of our strategic partner as well as our own. In contrast, our current Universal GeneTools™ collaboration agreements only pay us to supply ZFP TFs for the collaborator’s independent use, rather than for future results of the collaborator’s efforts. If we or any strategic partner fails to meet specific milestones, then the strategic partnership can be terminated which could decrease our revenues.

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

Our Universal GeneTools™ collaborators, strategic partners and scientific advisors have rights to publish data and information in which we may have rights. If we cannot maintain the confidentiality of our technology and other confidential information in connection with our collaborations and strategic partnerships, then we may not be able to receive patent protection or protect our proprietary information. See “Business—Intellectual Property and Technology Licenses.”

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

Before commencing clinical trials in humans, we must submit and receive approval from the FDA of an Investigational New Drug Application. Clinical trials are subject to oversight by institutional review boards and the FDA and these trials must meet particular conditions, such that they:

•                                          must be conducted in conformance with the FDA’s good clinical practice regulations;

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

In addition, our certificate of incorporation:

•                                          states that stockholders may not act by written consent but only at a stockholders’ meeting;

•                                          establishes advance notice requirements for nominations for election to the board of directors or proposing matters that can be acted upon at stockholders’ meetings; or

•                                          limits who may call a special meeting of stockholders.

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

From the time of receipt through March 31, 2002, Sangamo has used the net proceeds from its initial public offering of common stock to invest in short-term and long-term, interest bearing, investment-grade securities and has used its existing cash balances to fund the general operations.   The proceeds will be used for general corporate purposes, including working capital and product development. A portion of the net proceeds will also be used to acquire or invest in complementary businesses or products or to obtain the right to use complementary technologies. Sangamo has no agreements or commitments with respect to any such acquisition or investments and is not currently engaged in any material negotiations with respect to any such transaction.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

Reports:  No reports on Form 8-K were filed during the quarter ended March 31, 2002.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SANGAMO BIOSCIENCES, INC.	Dated: May 15, 2002

/s/ Edward O. Lanphier II
Edward O. Lanphier II
President, Chief Executive Officer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)