Form 10-Q
period 2002-06-30
SANGAMO BIOSCIENCES INC
filed 2002-08-14
CIK 1001233

FORM 10-Q

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

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

Common Stock, $.01 Par Value -24,560,620 - shares outstanding as of June 30, 2002.

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

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SANGAMO BIOSCIENCES, INC.

CONDENSED, CONSOLIDATED BALANCE SHEETS

(In thousands)

(Unaudited)

	June 30, 2002	December 31, 2001 (1)

Assets
Current assets:
Cash and cash equivalents	$33,058	$7,644
Marketable securities	21,920	53,950
Interest receivable	445	966
Accounts receivable	277	763
Prepaid expenses	635	447
Total current assets	56,335	63,770
Property and equipment, net	2,403	2,799
Patents	2,880	3,120
Goodwill	15,250	15,250
Other assets	335	78
Total assets	$77,203	$85,017

Liabilities and stockholders' equity
Current liabilities:
Accounts payable and accrued liabilities	$541	$1,261
Accrued compensation and employee benefits	513	671
Equipment loan	234	285
Deferred revenue	264	451
Total current liabilities	1,552	2,668
Stockholders' equity:
Common stock	127,090	127,161
Deferred stock compensation	(590)	(2,125)
Accumulated deficit	(51,218)	(43,100)
Accumulated other comprehensive income	369	413
Total stockholders' equity	75,651	82,349
Total liabilities and stockholders' equity	$77,203	$85,017

(1)     Amounts derived from Audited Statements dated December 31, 2001 filed as a part of Form 10-K.

See accompanying notes.

SANGAMO BIOSCIENCES, INC.

CONDENSED, CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2002	2001	2002	2001
Revenues:
Collaboration agreements	$366	$1,338	$867	$1,956
Federal government research grants	—	10	—	26
Total revenues	366	1,348	867	1,982

Operating expenses:
Research and development (excludes $48 and $427 of stock based compensation expense for the three months ended June 30, 2002 and 2001, respectively, and $1,002 and $957 of stock based compensation expense for the six months ended June 30, 2002 and 2001, respectively)	3,109	3,050	6,467	5,258

General and administrative (excludes $100 and $272 of stock based compensation expense for the three months ended June 30, 2002 and 2001, respectively, and $188 and $546 of stock based compensation expense for the six months ended June 30, 2002 and 2001, respectively)	1,086	854	1,948	1,498
Restructuring charge	—	—	190	—
Stock based compensation expense	148	699	1,190	1,503
Total operating expenses	4,343	4,603	9,795	8,259
Loss from operations	(3,977)	(3,255)	(8,928)	(6,277)
Interest income, net	346	841	810	1,801
Net loss	$(3,631)	$(2,414)	$(8,118)	$(4,476)
Basic and diluted net loss per common share	$(0.15)	$(0.11)	$(0.33)	$(0.20)
Shares used in basic and diluted net loss per common share	24,439	22,162	24,398	22,120

See accompanying notes.

SANGAMO BIOSCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six months ended June 30,
	2002	2001
Operating Activities:
Net loss	$(8,118)	$(4,476)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	670	378
Non-cash stock compensation charges	1,190	1,503
Changes in operating assets and liabilities
Interest receivable	521	—
Accounts receivable	486	121
Prepaid expenses and other assets	(445)	(67)
Accounts payable and accrued liabilities	(720)	(449)
Accrued compensation and employee benefits	(158)	(476)
Deferred revenue	(187)	20
Net cash used in operating activities	(6,761)	(3,446)
Investing Activities:
Purchases of investments	(6,891)	—
Maturities of investments	38,713	9,243
Purchases of property and equipment	(24)	(1,093)
Net cash provided by investing activities	31,798	8,150
Financing Activities:
Proceeds from issuance of common stock	264	287
Repayment of note payable	(51)	—
Note receivable from stockholder	—	20
Net cash provided by financing activities	213	307
Foreign currency translation adjustment	164	—
Net increase in cash and cash equivalents	25,414	5,011
Cash and cash equivalents, beginning of period	7,644	10,151
Cash and cash equivalents, end of period	$33,058	$15,162

See accompanying notes.

SANGAMO BIOSCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

June 30, 2002

NOTE 1-BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (SEC).  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.  The condensed consolidated financial statements include the accounts of Sangamo and its wholly owned subsidiary, Gendaq Limited, after elimination of all material intercompany balances and transactions.  Operating results for the three-month and six-month periods ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002.  These financial statements should be read in conjunction with the financial statements and footnotes thereto for the year ended December 31, 2001, included in Sangamo’s Form 10-K as filed with the SEC.

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

The Company records foreign currency transactions at the exchange rate prevailing at the date of the transaction. Monetary assets and liabilities denominated in foreign currency are retranslated at the exchange rates in effect at the balance sheet date. All translation differences arising from foreign currency transactions are recorded through profit and loss and were not material during 2001 or 2002.

REVENUE RECOGNITION

Sangamo recognizes revenue from its Universal GeneTools™ agreements when ZFP Transcription Factors (“ZFP TFs”) are delivered to the Universal GeneTools™ collaborators, persuasive evidence of an agreement exists, there are no unfulfilled obligations, the price is fixed and determinable, and collectibility is reasonably assured. Generally, Sangamo receives partial payments from these collaborations prior to the delivery of ZFP TFs and the recognition of these revenues is deferred until the ZFP TFs are delivered, the risk of ownership has passed to the collaborator and all performance obligations have been satisfied.

Payments received to fund research activities made under strategic partnering agreements are recognized over the period that Sangamo performs research services. Amounts received in advance under such agreements are deferred until the research services are performed. Sangamo’s federal government research grants provide for the reimbursement of qualified expenses for research and development as defined under the terms of the grant agreement. Revenue under grant agreements is recognized when the related research expenses are incurred. Grant reimbursements are received on a quarterly or monthly basis and are subject to the issuing agency’s right of audit.

Milestone payments under research, partnering, or licensing agreements are recognized as revenue upon the achievement of mutually agreed upon milestones, provided that (i) the milestone event is substantive and its achievement is not reasonably assured at the inception of the agreement, and (ii) there are no further performance obligations associated with the milestone payment.

RESEARCH AND DEVELOPMENT COSTS

Research and development expenses consist of costs incurred for company–sponsored as well as collaborative research and development activities. These costs include direct and research–related overhead expenses and are expensed as incurred.

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

NOTE 2-BASIC AND DILUTED NET LOSS PER SHARE

Basic and diluted net loss per share information for all periods is presented under the requirements of SFAS No. 128, “Earnings per Share.” Basic net loss per share has been computed using the weighted–average number of shares of common stock outstanding during the period, less shares subject to repurchase. The following table presents the calculation of historical basic and diluted net loss per common share (in thousands, except per share data):

	Three months ended June 30,		Six months ended June 30,
	2002	2001	2002	2001

Net loss	$(3,631)	$(2,414)	$(8,118)	$(4,476)

Basic and diluted:
Weighted-average shares of common stock outstanding	24,541	22,288	24,516	22,259

Less: weighted-average shares subject to repurchase	(102)	(126)	(118)	(139)
Shares used in computing basic and diluted net loss per common share	24,439	22,162	24,398	22,120
Basic and diluted net loss per common share	$(0.15)	$(0.11)	$(0.33)	$(0.20)

NOTE 3-STOCK COMPENSATION

During the years ended December 31, 2001 and 2000, in connection with the grant of stock options to employees and directors, Sangamo recorded deferred stock compensation totaling $0 and $6.8 million, respectively, representing the difference between the fair value of common stock on the date such options were granted and the exercise price.  The Company also recorded deferred compensation of $685,000 during 2001 related to options issued to Gendaq employees.  These amounts are included as a reduction of stockholders’ equity and are being amortized over the vesting period of the individual options, generally four years, using an accelerated vesting method. The accelerated vesting method provides for vesting of portions of the overall award at interim dates and results in higher vesting in earlier years than straight-line vesting. The fair value of Sangamo common stock for purposes of this calculation was determined based on the business factors underlying the value of common stock on the date such option grants were made.  Sangamo recorded stock compensation charges of $148,000 and $699,000 in the three-month periods ended June 30, 2002 and 2001, respectively, and $1.2 million and $1.5 million in the six-month periods ended June 30, 2002 and 2001, respectively. This includes stock compensation credits of ($69,000) and ($16,000) in the three- and six-month periods ended June 30, 2002, respectively, for Gendaq employees, resulting from an adjustment in compensation expense for terminated employees.  This adjustment reflects the difference between the accelerated vesting method used to estimate compensation expense described above and the actual number of options that had vested as of the employee termination dates.  At June 30, 2002, Sangamo had a total of $590,000 remaining to be amortized over the vesting periods of the employee stock options.

Sangamo also recognizes compensation expense related to options granted to consultants.  Such options are valued based on the fair value of Sangamo’s common stock when the options vest.  During the three- and six-month periods ended June 30, 2002, of the total $148,000 and $1.2 million in stock compensation charges, $86,000 and $366,000 was recorded as options granted to consultants became vested.

NOTE 4-COMPREHENSIVE LOSS

Comprehensive loss is comprised of net loss and other comprehensive income (loss).  Other comprehensive loss includes certain changes in stockholders’ equity that are excluded from net loss, which includes unrealized gains and losses on our available-for-sale securities and foreign currency translation adjustments. Comprehensive loss and its components for the three- and six-month periods ended June 30, 2002 and 2001 are as follows (in thousands):

	Three Months Ended June 30		Six Months Ended June 30
	2002	2001	2002	2001
Net loss	(3,631)	(2,414)	(8,118)	(4,476)
Changes in unrealized gain (loss) on securities available-for-sale	18	15	(208)	145
Foreign currency translation adjustment	229	—	164	—
Comprehensive loss	(3,384)	(2,399)	(8,162)	(4,331)

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

The following table represents unaudited pro forma results of operations as if the Gendaq acquisition had occurred at the beginning of the periods presented using the purchase method. Gendaq’s financial information included in these pro forma results is derived from its three- and six-months ended June 30, 2001 unaudited financial statements.  Gendaq’s financial information has been adjusted, where appropriate, to present Gendaq’s financial position and results of operations in accordance with accounting principles generally accepted in the United States.

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

In thousands, except per share amounts	Three months ended June 30, 2001	Six months ended June 30, 2001

Total revenues	$1,438	$2,137

Loss from operations	$(4,278)	$(8,165)

Net loss	$(3,426)	$(6,344)

Basic and diluted net loss per share	$(0.14)	$(0.26)

Shares used to compute basic and diluted loss per share	24,287	24,245

NOTE 7-RESTRUCTURING

In February 2002, Sangamo made the decision to begin consolidation of certain Gendaq operations from the United Kingdom to its Richmond, California headquarters.  The decision followed a post-acquisition review that was initiated in October 2001 where Sangamo evaluated technology, personnel, costs, and various alternatives to maximize the synergy between Sangamo and Gendaq. As this review was initiated after the acquisition was completed, and the final decision to consolidate was not made until February 2002, the decision had no impact on accounting for the acquisition, and Sangamo recorded no restructuring liability during 2001.  The final decision made in February 2002 relates to the rationalization of positions in the United Kingdom; this is anticipated to be completed over the next six to nine months. In the first quarter of 2002, Sangamo recorded restructuring expense of $190,000 related to this rationalization. The workforce reduction charge includes retention bonuses, severance and fringe benefit charges for approximately 10 to 15 employees. These employees primarily worked on research and development and administrative activities that will be continued by employees at the Company’s headquarters.  As of June 30, 2002, seven Gendaq employees have terminated and $144,000 in retention and severance payments has been made under the restructuring.  Sangamo is considering closing the Gendaq facility at the end of this rationalization process.  Such a decision, if made, will not have a material impact on the Company’s results of operations or financial position.

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

SFAS 141 required, upon adoption of SFAS 142, companies to evaluate existing intangible assets and goodwill that were acquired in a purchase business combination prior to June 30, 2001, and make any necessary reclassifications to conform with the new criteria in SFAS 141.  Sangamo did not have any intangible assets and goodwill acquired prior to June 30, 2001.

In connection with the transitional goodwill impairment evaluation, SFAS 142 adoption required Sangamo to assess whether there is an indication that goodwill is impaired as of January 1, 2002, on a reporting unit basis. Sangamo determined that it has one reporting unit as of January 1, 2002.  Sangamo had up to six months from January 1, 2002 to compare the fair value of the reporting unit to its carrying amount.  To the extent the carrying amount exceeds the fair value, an indication exists that the reporting unit’s goodwill may be impaired and Sangamo must perform the second step of the transitional impairment test.  If the second step is necessary, Sangamo would have to compare the implied fair value of the Company’s goodwill, determined by allocating the Company’s fair value to all of its assets (recognized and unrecognized) and liabilities in a manner similar to a purchase price allocation in accordance with SFAS 141, to its carrying amount.  Sangamo has completed its transitional impairment review, which has indicated that the reporting unit’s goodwill is not impaired.

In addition, Sangamo must perform an impairment test at least annually.  Any impairment loss from the annual test will be recognized as part of operations.

Goodwill totaled $15.3 million at June 30, 2002 and December 31, 2001. Intangible assets subject to amortization consisted of the following (in thousands):

June 30, 2002

December 31, 2001

	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value

Patents	$3,359	$479	$2,880	$3,359	$239	$3,120
Total intangible assets	$3,359	$479	$2,880	$3,359	$239	$3,120

Aggregate amortization expense is as follows (in thousands):

For the year ended December 31, 2001 (actual)	$239

For the six months ended June 30, 2002 (actual)	$240
For the remaining six months in the year ended December 31, 2002 (estimated)	240
For the year ended December 31, 2002 (estimated)	$480

For the year ended December 31, 2003 (estimated)	$480
For the year ended December 31, 2004 (estimated)	$480
For the year ended December 31, 2005 (estimated)	$480
For the year ended December 31, 2006 (estimated)	$480

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

From our inception through June 30, 2002, our activities related primarily to establishing a research and development organization and developing relationships with our corporate collaborators. We have incurred net losses since inception and expect to incur losses in the future as we expand our research and development activities. To date, we have funded our operations primarily through the issuance of equity securities, borrowings, payments from corporate collaborators and strategic partners, and from federal government research grants. As of June 30, 2002, we had an accumulated deficit of $51.2 million.

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

Revenue Recognition.  Accounting for revenue from funding of research activities, sale of ZFP TFs, payment of upfront fees, and achievement of contract–specific milestones involves management making assessments of business conditions and estimates regarding timing and cost of work associated with the revenue. Over time, these estimates may be adjusted based on then-current circumstances, resulting in adjustment to revenues.

Stock–Based Compensation.  We utilize stock and stock options as one means of compensating employees, consultants, and others. Although this practice has no cash consequence, the accounting for stock–based compensation can, under certain circumstances, result in a significant charge to our financial statements.

Consolidation.  Our consolidated financial statements include the results of Sangamo in the United States and our wholly owned subsidiary, Gendaq Limited, a United Kingdom company. Transactions and accounts between Sangamo and Gendaq have been eliminated. We translate the assets and liabilities of Gendaq from local functional currency to U.S. dollars at the rate of exchange in effect at the end of the period. Gains and losses from translation of financial statements denominated in foreign currencies, if material, are included as a separate component of other comprehensive income (loss) in the statement of stockholders’ equity. Translation gains and losses can vary over time based on economic conditions in both countries.

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

In February 2002, we made the decision to begin consolidation of our Gendaq operations from the United Kingdom to our Richmond, California headquarters. The decision followed a post-acquisition review that was initiated in October 2001 where we evaluated technology, personnel, costs, and various alternatives to maximize the synergy between Sangamo and Gendaq. As this review was initiated after the acquisition was completed, and the final decision to consolidate was not made until February 2002, the decision had no impact on our accounting for the acquisition, and we recorded no restructuring liability during 2001. The final decision made in February 2002 relates to the rationalization of positions in the United Kingdom; this is anticipated to be completed over the next six to nine months. In the first quarter of 2002, we recorded restructuring expense of $190,000 related to this rationalization.  The workforce reduction charge includes retention bonuses, severance and fringe benefit charges for approximately 10 to 15 employees. These employees primarily worked on research and development and administrative activities that will be continued by employees at the Company’s headquarters.  As of June 30, 2002, seven Gendaq employees have terminated and $144,000 in retention and severance payments has been made under the restructuring. We are considering closing the Gendaq facility at the end of this rationalization process.  Such a decision, if made, will not have a material impact on the Company’s results of operations or financial position.

The estimate above has been made based upon management’s best estimate of the amounts and timing of certain events included in the restructuring plan that will occur in the future. It is possible that the actual outcome of certain events may differ from the estimates. Changes will be made to the restructuring accrual at the point that the differences become known and measurable.

RESULTS OF OPERATIONS

Three Months ended June 30, 2002 and 2001

Total revenues. Total revenues decreased to $366,000 in the three months ended June 30, 2002 from $1.3 million in the corresponding period in 2001.  The decrease in revenues in the three months ended June 30, 2002 was principally due to completion of several collaboration agreements and work under federal research government grants during prior quarters. We anticipate continued revenues from existing and new collaboration agreements, and we have applied for and plan to continue to apply for federal government research grants in the future to support the development of applications of our technology platform.  Although we have negotiated corporate collaborations and received grants in the past, we cannot assure you that these efforts will be successful in the future.

Research and development expenses. Total research and development expenses were $3.2 million for the three months ended June 30, 2002 as compared to $3.5 million in the corresponding period in 2001. Non-cash research and development expenses in the second quarter in 2002 included $48,000 in stock-based compensation expense, as compared to $427,000 during the same quarter in 2001, and $120,000 of patent amortization expense, as compared to none in 2001.  The change in stock-based compensation expense includes an adjustment in compensation expense for terminated employees resulting from the difference between the accelerated vesting method used to estimate compensation expense and the actual number of options that had vested as of employee termination dates.  Excluding the non-cash charges, total second quarter 2002 research and development expenses were $3.1 million as compared to $3.0 million in the corresponding period in 2001. The increase in the 2002 period was primarily due to employee related expenses.

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

Biopharmaceutical products generally take 10 to 15 years to research, develop and bring to market as new prescription medicine in the United States. Product completion dates and completion costs are difficult to predict, and successful development of our products is highly uncertain. Drug development involves extensive internal research, followed by several steps defined by the FDA.  We have not initiated the FDA process and do not anticipate initiating it until 2002. The FDA process takes an average of seven years of a drug’s total development time and begins with the filing of an Initial Drug Application (or IND), followed by three phases of clinical study: Phase I, II, and III. Phase III trials are the longest, largest and most costly studies conducted during the drug development process. Once the FDA process is completed, various statutes and regulations also govern or influence the manufacturing, safety, labeling, storage, record keeping and marketing of each product. The lengthy process of seeking FDA approvals, and the subsequent compliance with applicable statutes and regulations, require the expenditure of substantial resources. We cannot assure you that any approval required by the FDA will be obtained on a timely basis, if at all. For additional discussion of the risks and uncertainties associated with completing development of potential products, see “Risk Factors—Our potential therapeutic products are subject to a lengthy and uncertain regulatory process, and if these potential products are not approved, we will not be able to commercialize those products.”

General and administrative expenses.  Total general and administrative expenses were $1.2 million in the three months ended June 30, 2002, as compared to $1.1 million during the corresponding period in 2001. Non-cash administrative expenses in the second quarter of 2002 were $100,000 in stock-based compensation expense compared to $272,000 in stock-based compensation expense during the same quarter of 2001.  Excluding the non-cash charges, total second quarter 2002 general and administrative expenses were $1.1 million as compared to $854,000 in 2001.  The increase was primarily attributable to increased administrative labor costs to support our research and development activities and development of our ZFP TF technology.

Interest income, net. Net interest income decreased to $346,000 in the three months ended June 30, 2002 from $841,000 in the corresponding period in 2001. The decrease in interest income resulted from lower average interest-bearing balances, as cash was used to fund operations, and from lower interest rates.

Six months ended June 30, 2002 and 2001

Total revenues. Total revenues decreased to $867,000 in the six months ended June 30, 2002 from $2.0 million in the corresponding period in 2001.  The decrease in revenues in the six months ended June 30, 2002 was principally due to completion of several collaboration agreements and work under federal research government grants during prior quarters. We anticipate continued revenues from existing and new collaboration agreements, and we have applied for and plan to continue to apply for federal government research grants in the future to support the development of applications of our technology platform.  Although we have negotiated corporate collaborations and received grants in the past, we cannot assure you that these efforts will be successful in the future.

Research and development expenses. Total research and development expenses were $7.5 million for the six months ended June 30, 2002 as compared to $6.2 million in the corresponding period in 2001. Non-cash research and development expenses in the six months ended June 30, 2002 included $1.0 million in stock-based compensation expense, as compared to $957,000 during the same period in 2001, and $240,000 of patent amortization expense, as compared to none in 2001.  Excluding the non-cash charges, total first half 2002 research and development expenses were $6.5 million as compared to $5.3 million in the corresponding period in 2001. The increase in the 2002 period was primarily due to additional employee related expenses as we increased our scientific staffing levels.

General and administrative expenses.  Total general and administrative expenses were $2.1 million in the six months ended June 30, 2002, as compared to $2.0 million during the corresponding period in 2001. Non-cash administrative expenses in the first half of 2002 were $188,000 in stock-based compensation expense compared to $546,000 in stock-based compensation expense during the same quarter of 2001.  Excluding the non-cash charges, total first half 2002 general and administrative expenses were $1.9 million as compared to $1.5 million in 2001.  The increase was primarily attributable to increased administrative labor costs to support our expanded research and development activities and development of our ZFP TF technology.

Interest income, net. Net interest income decreased to $810,000 in the six months ended June 30, 2002 from $1.8 million in the corresponding period in 2001. The decrease in interest income resulted from lower average interest-bearing balances, as cash was used to fund operations, and from lower interest rates.

Liquidity and Capital Resources

Since inception, Sangamo has financed operations primarily through sales of preferred and common stock, including our initial public offering in April 2000, payments from corporate collaborators and federal government research grants.  As of June 30, 2002 we had cash, cash equivalents, and marketable securities (including interest receivable) totaling $55.4 million.

We used $6.8 million of cash for operating activities in the six months ended June 30, 2002.  This consisted of the net loss for the period of $8.1 million offset by non-cash stock compensation charges of $1.2 million, depreciation and amortization of $670,000 and net changes in operating assets and liabilities.  Investing activities provided $31.8 million in cash, as marketable securities matured and were not re-invested. This resulted in a reclassification from marketable securities to cash equivalents.  There were minor capital equipment purchases during the period.  Net cash provided by financing activities in the period was $213,000, consisting of $264,000 from the issuance of common shares offset by  $51,000 repayment of notes payable.

We believe that our current cash resources are sufficient to finance our existing operations at least through 2003. Our cash requirements depend upon a number of factors, including our ability to increase our revenues from corporate partners and government grants, and the level and timing of our research and development expenditures.  We expect to devote substantial resources to the development of our ZFP TF technology platform over the next several years.  Thereafter, we may need to raise substantial additional financing to fully exploit these opportunities.  Such financing, however, may not be available on favorable terms, if at all.

Quantitative and Qualitative Disclosures about Market Risk

Our exposure to market risk for changes in interest rates relates primarily to our cash equivalents and investments. The investments are available for sale. We do not use derivative financial instruments in our investment portfolio. We attempt to ensure the safety and preservation of our invested funds by limiting default and market risks. Our cash and investments policy emphasizes liquidity and preservation of principal over other portfolio considerations. We select investments that maximize interest income to the extent possible within these guidelines. We satisfy liquidity requirements by investing excess cash in securities with different maturities to match projected cash needs and limit concentration of credit risk by diversifying our investments among a variety of high credit-quality issuers. We mitigate default risk by investing in only investment-grade securities. The portfolio includes marketable securities with active secondary or resale markets to ensure portfolio liquidity. All investments have a fixed interest rate and are carried at market value, which approximates cost.  If market interest rates were to increase by 1 percent from June 30, 2002, the fair value of our portfolio would decline by less than $100,000. The modeling technique used measures the change in fair values arising from an immediate hypothetical shift in market interest rates and assumes ending fair values include principal plus accrued interest.

The following table represents the fair value balance of our cash, cash equivalents and marketable securities by year of expected maturity that are subject to interest rate risk as of June 30, 2002 (in thousands, except for interest rates):

	2002	2003
Cash and cash equivalents	$29,595	$—
Average interest rates	1.9%	—

Marketable securities	$12,907	$8,956
Average interest rates	3.0%	3.1%

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

Our Universal GeneTools™ collaborators are utilizing alternative technologies, which has reduced our Universal GeneTools™ revenues and our strategy to develop these products.

Our collaborators are utilizing alternative technologies of our competitors which has reduced our Universal GeneTools™ revenues.  As a consequence our collaborators may elect not to pursue experiments utilizing our technology.  Therefore we have focused our resources on strategic partnering arrangements, which involve larger and more complex projects that take longer to consummate.  As a result, the timing and amount of our revenues will be more difficult to determine and no assurance can be given that we will be successful in concluding these strategic partnering arrangements.

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

We are a small company with 93 employees as of June 30, 2002, and our success depends on our continued ability to attract, retain and motivate highly qualified management and scientific personnel, and our ability to develop and maintain important relationships with leading academic and other research institutions and scientists. Competition for personnel and academic and other research collaborations is intense. The success of our technology development programs depends on our ability to attract and retain highly trained personnel. If we lose the services of personnel with these types of skills, it could impede significantly the achievement of our research and development objectives. If we fail to negotiate additional acceptable collaborations with academic and other research institutions and scientists, or if our existing collaborations are unsuccessful, our technology development programs may be delayed or may not succeed.

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

We have generated operating losses since we began operations in 1995. The extent of our future losses and the timing of profitability are highly uncertain, and we may not be profitable in the foreseeable future. We have been engaged in developing our ZFP TF technology since inception, which has and will continue to require significant research and development expenditures. To date, we have generated our revenues from Universal GeneTools™ collaboration agreements, strategic partnership agreements and federal government research grants. As of June 30, 2002, we had an accumulated deficit of approximately $51.2 million. Even if we succeed in increasing our current product and research revenue or developing additional commercial products, we expect to incur losses for the foreseeable future. These losses will increase as we expand our research and development activities. If the time required to generate significant product revenues and achieve profitability is longer than we currently anticipate, we may not be able to sustain our operations.

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

Conducting proprietary research programs may not generate corresponding revenue and may create conflicts with our collaborators or strategic partners. The implementation of this strategy will involve substantially greater business risks and the expenditure of significantly greater funds than our current research activities. In addition, these programs will require substantial commitments of time from our management and staff. Moreover, we have no experience in preclinical or clinical testing, obtaining regulatory approval or commercial–scale manufacturing and marketing of therapeutic products, and we currently do not have the resources or capability to manufacture therapeutic products on a commercial scale. In order for us to commercialize these products directly, we would need to develop, or obtain through outsourcing arrangements, the capability to execute all of these functions, market and sell products. We do not have these capabilities, and we may not be able to develop or otherwise obtain the requisite preclinical, clinical, regulatory, manufacturing, marketing and sales capabilities.

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

Several patents have been issued, although Sangamo has no current plans to use the associated inventions. If these or other patents issue, it is possible that the holder of any patent or patents granted on these applications may bring an infringement action against our collaborators, strategic partner or us claiming damages and seeking to enjoin commercial activities relating to the affected products and processes. The costs of litigating the claim could be substantial. Moreover, we cannot predict whether our Universal GeneTools™ collaborators, strategic partners or we would prevail in any actions. In addition, if the relevant patent claims were upheld as valid and enforceable and our products or processes were found to infringe the patent or patents, we could be prevented from making, using or selling the relevant product or process unless we could obtain a license or were able to design around the patent claims. While we believe that our proprietary intellectual property would give us substantial leverage to secure a cross–license, it is uncertain that any license required under that patent or patents would be made available on commercially acceptable terms, if at all. We believe that there may be significant litigation in the genomics industry regarding patent and other intellectual property rights, which could subject us to litigation. If we become involved in litigation, it could consume a substantial portion of our managerial and financial resources.

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

The interest of management could conflict with the interest of our other stockholders. Our executive officers, directors and principal stockholders beneficially own, in the aggregate, fifty-eight percent of our outstanding common stock. As a result, these stockholders, if they choose to act together, will be able to have a material impact on all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This could have the effect of delaying or preventing a change of control of Sangamo, which in turn could reduce the market price of our stock.

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

From the time of receipt through June 30, 2002, Sangamo has used the net proceeds from its initial public offering of common stock to invest in short-term and long-term, interest bearing, investment-grade securities and has used its existing cash balances to fund the general operations.   The proceeds will be used for general corporate purposes, including working capital and product development. A portion of the net proceeds will also be used to acquire or invest in complementary businesses or products or to obtain the right to use complementary technologies. Sangamo has no agreements or commitments with respect to any such acquisition or investments and is not currently engaged in any material negotiations with respect to any such transaction.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The annual meeting of shareholders was held on May 30, 2002.  Both matters voted on were approved.  The results are as follows:

PROPOSAL I

The following directors were elected at the meeting to serve until our annual meeting following the end of fiscal year 2002 or until their successors are duly elected and qualified:

NOMINEE	VOTES FOR	VOTES WITHHELD

Edward O. Lanphier, II	18,158,408	606,275

Herbert Boyer	17,995,811	768,872

William G. Gerber	18,501,088	263,595

Jon E.M. Jacoby	18,708,003	56,680

John W. Larson	18,659,322	105,361

Stephen Reeders	18,707,990	56,693

William J. Rutter	18,207,766	556,917

Michael C. Wood	18,713,043	51,640

PROPOSAL II

The proposal to ratify the selection of Ernst & Young LLP as the Company’s independent auditors for the fiscal year ending December 31, 2002 was approved.

FOR	AGAINST	ABSTAINED

18,749,659	2,595	12,429

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

Exhibit Number
99.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1530, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Reports:  No reports on Form 8-K were filed during the quarter ended June 30, 2002.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SANGAMO BIOSCIENCES, INC.  Dated: August 14, 2002

/s/ Edward O. Lanphier II
Edward O. Lanphier II
President, Chief Executive Officer, Chief Financial Officer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)