Form 10-Q
period 2002-09-30
SANGAMO BIOSCIENCES INC
filed 2002-11-14
CIK 1001233

FORM 10-Q

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

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

Common Stock, $.01 Par Value -24,611,648 - shares outstanding as of September 30, 2002.

INDEX

SANGAMO BIOSCIENCES, INC.

This Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 and is subject to the safe harbors created by those sections  Statements that are forward-looking in nature should be read with caution because they involve risks and uncertainties, they are included, for example, in specific and general discussions about: our strategy; sufficiency of our cash resources; revenues from existing and new collaborations; product development; our research and development and other expenses; our operational and legal risks; and our plans, objectives, expectations and intentions, and any other statements that are not historical facts.  Words such as “expects”, “anticipates”, “targets”, “goals”, “projects”, “intends”, “plans”, “believes”, “seeks”, “estimates”, and variations of such words and similar expressions are intended to identify such forward-looking statements.  Actual results may differ materially from those expressed or implied in those statements.  Factors that could cause these differences include, but are not limited to, those discussed under “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”  Sangamo undertakes no obligation to publicly release any revisions to forward-looking statements to reflect events or circumstances arising after the date of this report.  Readers are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this Quarterly Report.

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SANGAMO BIOSCIENCES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	September 30, 2002	December 31, 2001(1)
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$15,348	$7,644
Marketable securities	36,587	53,950
Interest receivable	557	966
Accounts receivable, net	724	763
Prepaid expenses	451	447
Total current assets	53,667	63,770
Property and equipment, net	2,027	2,799
Patents	—	3,120
Goodwill	—	15,250
Other assets	334	78
Total assets	$56,028	$85,017

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued liabilities	$603	$1,261
Accrued compensation and employee benefits	652	671
Equipment loan	—	285
Deferred revenue	211	451
Total current liabilities	1,466	2,668
Stockholders’ equity:
Common stock	127,005	127,161
Deferred stock compensation	(363)	(2,125)
Accumulated deficit	(72,158)	(43,100)
Accumulated other comprehensive income	78	413
Total stockholders’ equity	54,562	82,349
Total liabilities and stockholders’ equity	$56,028	$85,017

(1)   Amounts derived from Audited Statements dated December 31, 2001 filed as a part of Form 10-K.

See accompanying notes.

SANGAMO BIOSCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2002	2001	2002	2001
Revenues:
Collaboration agreements	$1,003	$637	$1,870	$2,593
Research grants	9	102	9	128
Total revenues	1,012	739	1,879	2,721

Operating expenses:
Research and development (excludes $47 and $716 of stock based compensation expense for the three months ended September 30, 2002 and 2001, respectively, and $1,049 and $1,673 of stock based compensation expense for the nine months ended September 30, 2002 and 2001, respectively)	3,322	3,892	9,789	9,150

General and administrative (excludes $88 and $272 of stock based compensation expense for the three months ended September 30, 2002 and 2001, respectively, and $276 and $818 of stock based compensation expense for the nine months ended September 30, 2002 and 2001, respectively)	966	987	2,914	2,485
Restructuring charge	181	—	371	—
Stock based compensation expense	135	988	1,325	2,491
Goodwill impairment	15,250	—	15,250	—
Patent impairment	2,760	—	2,760	—
Acquired in-process technologies	—	13,062	—	13,062
Total operating expenses	22,614	18,929	32,409	27,188
Loss from operations	(21,602)	(18,190)	(30,530)	(24,467)
Interest income, net	295	783	1,105	2,584
Other income	367	—	367	—
Net loss	$(20,940)	$(17,407)	$(29,058)	$(21,883)
Basic and diluted net loss per common share	$(0.85)	$(0.72)	$(1.19)	$(0.96)
Shares used in basic and diluted net loss per common share	24,509	24,320	24,435	22,870

See accompanying notes.

SANGAMO BIOSCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine months ended September 30,
	2002	2001
Operating Activities:
Net loss	$(29,058)	$(21,883)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,030	626
Net loss on sale of property and equipment	74	—
Gain on currency translation	(367)	—
Goodwill impairment	15,250	—
Patent impairment	2,760
Non-cash stock compensation charges	1,325	2,491
In-process research and development	—	13,062
Changes in operating assets and liabilities
Interest receivable	409	—
Accounts receivable	39	338
Prepaid expenses and other assets	(260)	343
Accounts payable and accrued liabilities	(658)	163
Accrued compensation and employee benefits	(19)	(35)
Deferred revenue	(240)	(18)
Net cash used in operating activities	(9,715)	(4,913)
Investing Activities:
Purchases of investments	(31,246)	—
Maturities of investments	48,422	11,288
Proceeds from sales of property and equipment	63	—
Purchases of property and equipment	(26)	(1,581)
Net cash acquired in Gendaq acquisition	—	5,279
Net cash provided by investing activities	17,213	14,986
Financing Activities:
Proceeds from issuance of common stock	272	214
Proceeds from bank loans	—	320
Repayment of note payable	(285)	—
Note receivable from stockholder	—	447
Net cash (used in) provided by financing activities	(13)	981
Foreign currency translation adjustment	219	—
Net increase in cash and cash equivalents	7,704	11,054
Cash and cash equivalents, beginning of period	7,644	10,151
Cash and cash equivalents, end of period	$15,348	$21,205

See accompanying notes.

SANGAMO BIOSCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

September 30, 2002

NOTE 1-BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (SEC).  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.  The condensed consolidated financial statements include the accounts of Sangamo and its wholly owned subsidiary, Gendaq Limited, after elimination of all material intercompany balances and transactions.  Operating results for the three-month and nine-month periods ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002.  These financial statements should be read in conjunction with the financial statements and footnotes thereto for the year ended December 31, 2001, included in Sangamo’s Form 10-K as filed with the SEC.

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. Actual results could differ from those estimates.

FOREIGN CURRENCY TRANSLATION

Sangamo has historically translated the assets and liabilities of its foreign subsidiary stated in local functional currency to U.S. dollars at the rate of exchange in effect at the end of the period. Revenues and expenses were translated using rates of exchange in effect during the period. Gains and losses from translation of financial statements denominated in foreign currencies, if material, were included as a separate component of other comprehensive income (loss) in the statement of stockholders’ equity.  As of September 30, 2002, Sangamo closed its U.K. facility.  Therefore, the translation adjustment component of equity has been removed from equity and reported as a gain which is included in other income in the profit and loss in this quarter.

The Company records foreign currency transactions at the exchange rate prevailing at the date of the transaction. Monetary assets and liabilities denominated in foreign currency are retranslated at the exchange rates in effect at the balance sheet date. All translation differences arising from foreign currency transactions are recorded through profit and loss.

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

Payments received to fund research activities made under strategic partnering agreements are recognized over the period that Sangamo performs research services. Amounts received in advance under such agreements are deferred until the research services are performed. Sangamo’s government research grants provide for the reimbursement of qualified expenses for research and development as defined under the terms of the grant agreement.  Revenue under grant agreements is recognized when the related research expenses are incurred.  Grant reimbursements are received on a quarterly or monthly basis and are subject to the issuing agency’s right of audit.

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

RECENTLY ISSUED ACCOUNTING STANDARDS

In August 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“FAS”) No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets.”  FAS 144 addresses the financial accounting and reporting for the impairment or disposal of long-lived assets and supercedes FAS No. 121 “Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of.”  Sangamo adopted FAS 144 on January 1, 2002.   In the quarter ended September 30, 2002, we recorded an impairment charge of $2.8 million related to certain patents.  (See Note 8.)

Sangamo adopted the provisions of FAS 141, “Business Combinations” on July 1, 2001, and the provisions of FAS 142, “Goodwill and Other Intangibles Assets” effective January 1, 2002.  FAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001, and also specifies the criteria for the recognition of intangible assets separately from goodwill. FAS 142 requires, among other things, that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment upon adoption and at least annually using a two-step impairment analysis.  FAS 142 also requires that intangible assets with definite useful lives be amortized over their respective useful lives to their estimated residual values, and reviewed for impairment in accordance with FAS 144.

In June 2002, the FASB issued Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities (“FAS 146”).  FAS 146 eliminates Emerging Issues Task Force Issue No. 94-3 “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring).”  Under FAS 146, liabilities for costs associated with an exit or disposal activity are recognized when the liabilities are incurred, and fair value is the objective for initial measurement of the liabilities.  FAS 146 will be effective for exit or disposal activities that are initiated after December 31, 2002.  We do not believe that the adoption of FAS 146 will have a material affect on our operating results or financial position.

NOTE 2-BASIC AND DILUTED NET LOSS PER SHARE

Basic and diluted net loss per share information for all periods is presented under the requirements of FAS No. 128, “Earnings per Share.” Basic net loss per share has been computed using the weighted-average number of shares of common stock outstanding during the period, less shares subject to repurchase. The following table presents the calculation of historical basic and diluted net loss per common share (in thousands, except per share data):

	Three months ended September 30,		Nine months ended September 30,
	2002	2001	2002	2001

Net loss	$(20,940)	$(17,407)	$(29,058)	$(21,883)

Basic and diluted:
Weighted-average shares of common stock outstanding	24,580	24,424	24,537	22,997
Less: weighted-average shares subject to repurchase	(71)	(104)	(102)	(127)
Shares used in computing basic and diluted net loss per common share	24,509	24,320	24,435	22,870
Basic and diluted net loss per common share	$(0.85)	$(0.72)	$(1.19)	$(0.96)

NOTE 3-STOCK COMPENSATION

During the years ended December 31, 2001 and 2000, in connection with the grant of stock options to employees and directors, Sangamo recorded deferred stock compensation totaling $0 and $6.8 million, respectively, representing the difference between the fair value of common stock on the date such options were granted and the exercise price.  The Company also recorded deferred compensation of $685,000 during 2001 related to options issued to Gendaq employees.  These amounts are included as a reduction of stockholders’ equity and are being amortized over the vesting period of the individual options, generally four years, using an accelerated vesting method. The accelerated vesting method provides for vesting of portions of the overall award at interim dates and results in higher vesting in earlier years than straight-line vesting. The fair value of Sangamo common stock for purposes of this calculation was determined using the Black-Scholes valuation method which uses various business factors such as current interest rates, the volatility of our common stock and the historical average lives of stock options.  Sangamo recorded stock compensation charges of $135,000 and $988,000 in the three-month periods ended September 30, 2002 and 2001, respectively, and $1.3 million and $2.5 million in the nine-month periods ended September 30, 2002 and 2001, respectively. This includes stock compensation credits of $37,000 and $53,000 in the three- and nine-month periods ended September 30, 2002, respectively, for Gendaq employees, resulting from an adjustment in compensation expense for terminated employees.  This adjustment reflects the difference between the accelerated vesting method used to estimate compensation expense described above and the actual number of options that had vested as of the employee termination dates.  At September 30, 2002, Sangamo had a total of $363,000 remaining to be amortized as follows:  $131,000 in the remaining months of 2002, $230,000 in 2003, and $2,000 in 2004.

Sangamo also recognizes compensation expense related to options granted to consultants.  Such options are valued based on the fair value of Sangamo’s common stock when the options vest.  Of the total stock compensation charges of $135,000 and $1.3 million during the three and nine month periods ended September 30, 2002, $9,000 and $375,000, respectively, were recorded due to the vesting of options to consultants.

NOTE 4-COMPREHENSIVE LOSS

Comprehensive loss is comprised of net loss and other comprehensive income (loss).  Other comprehensive loss includes certain changes in stockholders’ equity that are excluded from net loss, which includes unrealized gains and losses on our available-for-sale securities and foreign currency translation adjustments. Comprehensive loss and its components for the three- and nine-month periods ended September 30, 2002 and 2001 are as follows (in thousands):

	Three Months Ended September 30		Nine Months Ended September 30
	2002	2001	2002	2001
Net loss	(20,940)	(17,407)	(29,058)	(21,883)
Changes in unrealized gain (loss) on securities available-for-sale	21	91	(187)	236
Foreign currency translation adjustment	55	110	219	110
Gain on cumulative currency translation	(367)	—	(367)	—
Comprehensive loss	(21,231)	(17,206)	(29,393)	(21,537)

NOTE 5-MAJOR CUSTOMERS, PARTNERSHIPS AND STRATEGIC ALLIANCES

In January 2002, Sangamo signed a collaboration agreement with Medarex, Inc. to use ZFP TF technology to increase the expression of antibodies in mammalian cell lines. Under the terms of the agreement, Medarex will provide research funding to Sangamo over a two-year period, and will have a non-exclusive license to use the cell lines to manufacture antibody products.  Sangamo will be entitled to milestone payments and royalties on any sales of such products.  This collaboration is the second collaboration with Medarex, and brings the cumulative total of Sangamo’s collaborations and Universal GeneTools™ agreements to approximately thirty. One customer accounted for 41% of year-to-date 2002 revenues recognized and 55% of the revenues recognized in the third quarter of 2002.  No revenues were reported from this customer in 2001.  During the three and nine months ended September 30, 2001, our largest customer represented 38% and 30% of revenues, respectively.

NOTE 6-ACQUISITION OF GENDAQ LIMITED

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

The following table represents unaudited pro forma results of operations as if the Gendaq acquisition had occurred at the beginning of the periods presented using the purchase method. Gendaq’s financial information included in these pro forma results is derived from its three- and nine-months ended September 30, 2001 unaudited financial statements.  Gendaq’s financial information has been adjusted, where appropriate, to present Gendaq’s financial position and results of operations in accordance with accounting principles generally accepted in the United States.

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

In thousands	Nine months ended September 30, 2001

Total revenues	$2,877

Loss from operations	$(13,066)

Net loss	$(10,464)

Basic and diluted net loss per share	$(0.43)

Shares used to compute basic and diluted loss per share	24,294

NOTE 7-RESTRUCTURING

In February 2002, Sangamo made the decision to begin consolidation of certain Gendaq operations from the United Kingdom to its Richmond, California headquarters.  The decision followed a post-acquisition review that was initiated in October 2001 where Sangamo evaluated technology, personnel, costs, and various alternatives to maximize the synergy between Sangamo and Gendaq.  As this review was initiated after the acquisition was completed, and the final decision to consolidate was not made until February 2002, the decision had no impact on accounting for the acquisition, and Sangamo recorded no restructuring liability during 2001.  The final decision made in February 2002 relates to the rationalization of positions in the United Kingdom; at that time there were 15 employees at Gendaq.  In the first quarter of 2002, Sangamo recorded restructuring expense of $190,000 related to this rationalization.  The workforce reduction charge included retention bonuses, severance and fringe benefit charges for the employees.  These employees primarily worked on research and development and administrative activities that will be continued by employees at the Company’s headquarters.   As of September 30, 2002, the facility in the United Kingdom was closed and all of the employees were terminated.  Fixed assets at the U.K. facility were either disposed of or returned to the Richmond facility.  Restructuring costs in the third quarter of this year include additional employee retention costs of $107,000 reflecting unexpectedly high participation in the employee retention program and the loss on sale of property and equipment of $74,000 during the quarter which resulted entirely from the disposition of U.K. assets.

NOTE 8-INTANGIBLE ASSETS

As of September 30, 2002, in accordance with FAS No. 142 (see Note 1), the Company performed the required two-step annual impairment test of goodwill.  In the first step of the analysis, we compared the carrying value of the Company to its fair value and determined that goodwill was impaired.    The fair value of the Company was determined using the income approach.  The income approach focuses on the income-producing capability of an asset, measuring the current value of the asset by calculating the present value of its future economic benefits such as cash earnings, cost savings, tax benefits and proceeds from disposition, incorporating current equity market conditions in the United States, industry-specific volatility factors, general equity market forecasts, the risk-free rate for the use of funds and the expected rate of inflation.  In the second step of the analysis, we compared the carrying value of goodwill to its implied fair value as determined in step one.  The results of the impairment test indicated that no goodwill was present and the Company recognized an impairment charge of $15.3 million, representing the entire capitalized balance of goodwill in the third quarter of 2002.

FAS 142 requires that if an impairment test of goodwill and any other asset is required at the same time, impairment tests of all other assets should be completed and reflected in the carrying value of the company prior to the completion of the goodwill impairment test.  If it is determined that an asset it not recoverable, FAS 144 directs that an impairment loss should be recognized based on the excess of its carrying value over its fair value.  Impairment tests of the Company’s long-lived assets were conducted in accordance with FAS 144 by comparing the undiscounted cash flows to their carrying value to indicate whether such assets were deemed to be recoverable.  Based upon the results of this review, which compared the carrying value of the patents to their fair value, we concluded that the carrying amount of patents, the entire amount of which related to the Gendaq acquisition, was not recoverable.  The Company recognized an impairment loss of $2.8 million representing the entire capitalized balance of patents.  Management assessed all other assets as being recoverable.

Goodwill after impairment totaled $0 at September 30, 2002 and prior to impairment totaled $15.3 million at December 31, 2001.  Intangible assets subject to amortization consisted of patents as follows (in thousands):

	September 30, 2002				December 31, 2001
	Gross Carrying Value	Accumulated Amortization	Impairment	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value

Patents	$3,359	$600	$2,759	$—	$3,359	$239	$3,120

Aggregate amortization expense is as follows (in thousands):

For the year ended December 31, 2001 (actual)	$239

For the nine months ended September 30, 2002 (actual)	$360
For the remaining three months in the year ended December 31, 2002 (estimated)	0
For the year ended December 31, 2002 (estimated)	$360

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

From our inception through September 30, 2002, our activities related primarily to establishing a research and development organization and developing relationships with our corporate collaborators. We have incurred net losses since inception and expect to incur losses in the future as we expand our research and development activities. To date, we have funded our operations primarily through the issuance of equity securities, borrowings, payments from corporate collaborators and strategic partners, and from  government research grants. As of September 30, 2002, we had an accumulated deficit of $72.2 million.

Our revenues consist primarily of revenues from our corporate partners for ZFP TFs, contractual payments from strategic partners for research programs and research milestones, and government research grant funding.

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

Stock-Based Compensation.  We utilize stock and stock options as one means of compensating employees, consultants, and others. Although this practice has no cash consequence, the accounting for stock-based compensation can, under certain circumstances, result in a significant charge to our financial statements.  In the process of valuing stock-based compensation, management uses judgments and estimations that could materially affect the size of the charge.

Consolidation.  Our consolidated financial statements include the results of Sangamo in the United States and our wholly owned subsidiary, Gendaq Limited, a United Kingdom company. Transactions and accounts between Sangamo and Gendaq have been eliminated. We translate the assets and liabilities of Gendaq from local functional currency to U.S. dollars at the rate of exchange in effect at the end of the period. In prior periods, gains and losses from translation of Gendaq financial statements denominated in foreign currency, were included as a separate component of other comprehensive income (loss) in the statement of stockholders’ equity.  Due to the closure of the U.K. operations, the cumulative amount of translation gains which had been reported as a component of equity have been reclassed in their entirety in other income in profit and loss in this quarter.  Going forward, Sangamo’s translation gains and losses will be reported as other income.  Translation gains and losses can vary over time based on economic conditions in both countries.

Intangible Asset Valuation and Impairment.  Intangible assets, comprised of goodwill and patents, net of amortization, relating to the Gendaq acquisition were reviewed as of September 30, 2002.  The Company reviewed the potential impairments and management concluded that an impairment loss should be recognized in the reporting quarter.

Concentration of Credit Risk.  We maintain cash, cash equivalents and investments with major financial institutions. Financial institutions and financial instruments subject us to credit risk. We perform both periodic evaluation of our investments and evaluation of the credit standing of the financial institutions to limit the amount of credit exposure with any one institution or type of instrument. If there is an adverse change in credit risk with the financial institutions we use, or any other than temporary decline in market value, we may be required to record impairment charges in the future.

Acquisition of Gendaq

On July 4, 2001, we acquired Gendaq Limited, a privately held biotechnology company located in the United Kingdom, in an acquisition more fully described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2001 filed with the Securities and Exchange Commission.  We issued 2,124,638 shares of common stock in exchange for 100% of the outstanding shares of Gendaq’s common stock.  We also reserved a total of 125,366 shares for issuance upon exercise of outstanding Gendaq stock options, which were assumed in the transaction.  As part of the Gendaq acquisition, goodwill of $15.3 million and patents of $3.4 million were recorded.  Gendaq is a research and development organization with a focus similar to ours.

In February 2002, we made the decision to begin consolidation of our Gendaq operations from the United Kingdom to our Richmond, California headquarters. The decision followed a post-acquisition review that was initiated in October 2001 where we evaluated technology, personnel, costs, and various alternatives to maximize the synergy between Sangamo and Gendaq. As this review was initiated after the acquisition was completed, and the final decision to consolidate was not made until February 2002, the decision had no impact on our accounting for the acquisition, and we recorded no restructuring liability during 2001. The final decision made in February 2002 relates to the rationalization of positions in the United Kingdom. The restructuring was complete as of September 30, 2002, including the closure of the U.K. facility.  In the first quarter of 2002, we recorded restructuring expense of $190,000 related to this rationalization.  The workforce reduction charge includes retention bonuses, severance and fringe benefit charges for 15 Gendaq employees. These employees primarily worked on research and development and administrative activities that will be continued by employees at the Company’s headquarters.  As of September 30, 2002, all of the Gendaq employees have been terminated and restructuring charges of $371,000 were incurred for employee retention and loss on disposal of fixed assets. In this quarter, we have recognized a charge for the entire capitalized value of the goodwill and patents, net of amortization, associated with the acquisition.   Due to the close of our U.K. facility, we have recognized the cumulative net gain on currency translation of $367,000 which had previously been reported as a component of equity.

RESULTS OF OPERATIONS

Three Months ended September 30, 2002 and 2001

Total revenues. Total revenues increased to $1.0 million in the three months ended September 30, 2002 from $739,000 in the corresponding period in 2001.  The increase in revenues in the three months ended September 30, 2002 was principally due to an increased number of ZFP TFs delivered to our customers.

Research and development expenses. Total research and development expenses were $3.4 million for the three months ended September 30, 2002 as compared to $4.6 million in the corresponding period in 2001.  Non-cash research and development expenses in the third quarter in 2002 included $47,000 in stock-based compensation expense, as compared to $716,000 during the same quarter in 2001.  The change in stock-based compensation expense includes an adjustment in compensation expense for terminated employees resulting from the difference between the accelerated vesting method used to estimate compensation expense and the actual number of options that had vested as of employee termination dates.  Excluding the non-cash charges, total third quarter 2002 research and development expenses were $3.3 million as compared to $3.9 million in the corresponding period in 2001. The decrease in the 2002 period was primarily due to decreased employee related expenses.

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

General and administrative expenses.  Total general and administrative expenses were $1.1 million in the three months ended September 30, 2002, as compared to $1.3 million during the corresponding period in 2001. Non-cash administrative expenses in the third quarter of 2002 were $88,000 in stock-based compensation expense compared to $272,000 in stock-based compensation expense during the same quarter of 2001.  Excluding the non-cash charges, total third quarter 2002 general and administrative expenses were $966,000 as compared to $987,000 in 2001.  The decrease was primarily attributable to decreased administrative labor costs, reduced travel expenses and lower professional fees and services.

Restructuring charge.  A restructuring charge of $181,000 was recorded in the third quarter of 2002.  This expense represents additional restructuring expenses that were not anticipated at the time of the initial restructuring decision in February 2002.  Employee participation in the retention program was higher than estimated and therefore we incurred $107,000 in additional compensation expense which was recognized as part of the restructuring in this quarter.  Additionally, restructuring charges this quarter included loss on disposal of fixed assets of $74,000.

Impairment charges.  Intangible assets, consisting of goodwill and patents, were reviewed for impairment in accordance with FAS 142 and FAS 144 as of September 30, 2002 resulting in one-time charges for the entire balance of each asset.   The non-cash charges of $15.3 million and $2.8 million for goodwill and patents, respectively, renders unnecessary future annual or event-driven intangible asset impairment testing.  See note 8.

Interest income, net. Net interest income decreased to $295,000 in the three months ended September 30, 2002 from $783,000 in the corresponding period in 2001. The decrease in interest income resulted from lower average interest-bearing balances, as cash was used to fund operations, and from lower interest rates.

Other income.  During the quarter ended September 30, 2002, we recognized a net gain of $367,000 on the cumulative currency translation related to reporting the consolidated financial information of our London facility which was substantially closed.  The currency translation gain or loss was previously reported as a component of equity.

Nine months ended September 30, 2002 and 2001

Total revenues. Total revenues decreased to $1.9 million in the nine months ended September 30, 2002 from $2.7 million in the corresponding period in 2001.  The decrease in revenues in the nine months ended September 30, 2002 was principally due to reduced revenues recognized from collaborative agreements. We anticipate continued revenues from existing and new collaboration agreements, and we have applied for and plan to continue to apply for  government research grants in the future to support the development of applications of our technology platform.  Although we have negotiated corporate collaborations and received grants in the past, we cannot assure you that these efforts will be successful in the future.

Research and development expenses. Total research and development expenses were $10.8 million for the nine months ended September 30, 2002 as compared to $10.8 million in the corresponding period in 2001. Non-cash research and development expenses in the nine months ended September 30, 2002 included $1.1 million in stock-based compensation expense, as compared to $1.7 million during the same period in 2001, and $360,000 of patent amortization expense, as compared to $120,000 in 2001.  Excluding the non-cash charges, total 2002 research and development expenses were $9.4 million as compared to $9.0 million in the corresponding period in 2001.  Comparatively, the 2002 period had higher personnel, external research, facilities and patent prosecution costs partially offset by lower lab supplies and services.

General and administrative expenses.  Total general and administrative expenses were $3.2 million in the nine months ended September 30, 2002, as compared to $3.3 million during the corresponding period in 2001. Non-cash administrative expenses in the first nine months of 2002 were $276,000 in stock-based compensation expense compared to $818,000 in stock-based compensation expense during the same period of 2001.  Excluding the non-cash charges, total year to date 2002 general and administrative expenses were $2.9 million as compared to $2.5 million in 2001.  The increase was primarily attributable to increased professional fees relating to new accounting and corporate governance regulations, directors and officers insurance premiums and general business consulting fees incurred with new marketing initiatives.

Restructuring charge.  Restructuring charges of $371,000 were recorded for the nine months ended September 30, 2002.  These are the result of a restructuring decision reported in the first quarter of this year and the completion of the restructuring in the third quarter of the nine month reporting period.  The restructuring charges for the nine months ended September 30, 2002 are comprised of compensation costs and loss on disposal of fixed assets.  No restructuring expenses were recorded in 2001.

Impairment charges.  Operating expenses for the nine months ended September 30, 2002 include impairment charges of $15.3 million and $2.8 million for goodwill and patents, respectively.  There were no impairment charges recognized in the nine months ended September 30, 2001.

Interest income, net. Net interest income decreased to $1.1 million in the nine months ended September 30, 2002 from $2.6 million in the corresponding period in 2001. The decrease in interest income resulted from lower average interest-bearing balances, as cash was used to fund operations, and from lower interest rates.

Other income.  Results for the nine months ended September 30, 2002, included a recognized net gain of $367,000 on cumulative foreign currency translation.  The currency translation gain or loss was previously reported as a component of equity and no gain or loss on translation was recorded in the statement of operations for the nine months ended September 30, 2001.

Liquidity and Capital Resources

Since inception, Sangamo has financed operations primarily through sales of preferred and common stock, including our initial public offering in April 2000, payments from corporate collaborators and  government research grants.  As of September 30, 2002 we had cash, cash equivalents, and marketable securities (including interest receivable) totaling $52.5 million.

We used $9.7 million of cash for operating activities in the nine months ended September 30, 2002.  This consisted of the net loss for the period of $29.1 million offset by non-cash stock compensation charges of $1.3 million, depreciation and amortization of $1.0 million and net changes in operating assets and liabilities.  Investing activities provided $17.2 million in cash, as marketable securities matured and were not re-invested. This resulted in a reclassification from marketable securities to cash equivalents.  There were minor capital equipment purchases during the period.  Net cash used in financing activities in the period was $13,000, consisting of $285,000 paid on an equipment note offset by $272,000 in proceeds from issuances of common stock.

We believe that our current cash resources are sufficient to finance our existing operations at least through 2004. Our cash requirements depend upon a number of factors, including our ability to increase our revenues from corporate partners and government grants, and the level and timing of our research and development expenditures.  We expect to devote substantial resources to the development of our ZFP TF technology platform over the next several years.  During that time and thereafter, we may need to raise substantial additional financing to fully exploit these opportunities.  Such financing, however, may not be available on favorable terms, if at all.

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

Our Universal GeneToolsTM collaborators are utilizing alternative technologies, which has reduced our Universal GeneToolsTM revenues and our strategy to develop these products.

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

We are a small company with 73 employees as of September 30, 2002, and our success depends on our continued ability to attract, retain and motivate highly qualified management and scientific personnel, and our ability to develop and maintain important relationships with leading academic and other research institutions and scientists. Competition for personnel and academic and other research collaborations is intense. The success of our technology development programs depends on our ability to attract and retain highly trained personnel. If we lose the services of personnel with these types of skills, it could impede significantly the achievement of our research and development objectives. If we fail to negotiate additional acceptable collaborations with academic and other research institutions and scientists, or if our existing collaborations are unsuccessful, our technology development programs may be delayed or may not succeed.

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

We began operations in 1995 and are at an early stage of development. We have incurred significant losses to date, and our revenues have been generated from Universal GeneTools™ collaborators, strategic partners and  government research grants. Our business is subject to all of the risks inherent in the development of a new technology, which includes the need to:

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

We have generated operating losses since we began operations in 1995. The extent of our future losses and the timing of profitability are highly uncertain, and we may not be profitable in the foreseeable future. We have been engaged in developing our ZFP TF technology since inception, which has and will continue to require significant research and development expenditures. To date, we have generated our revenues from Universal GeneTools™ collaboration agreements, strategic partnership agreements and  government research grants. As of September 30, 2002, we had an accumulated deficit of approximately $72.2 million. Even if we succeed in increasing our current product and research revenue or developing additional commercial products, we expect to incur losses for the foreseeable future. These losses will increase as we expand our research and development activities. If the time required to generate significant product revenues and achieve profitability is longer than we currently anticipate, we may not be able to sustain our operations.

We may be unable to raise additional capital should it become necessary, which would harm our ability to develop our technology and products.

We have incurred significant operating losses and negative operating cash flows since inception and have not achieved profitability. We expect capital outlays and operating expenditures to increase over the next several years as we expand our infrastructure and research and development activities. While we believe our financial resources will be adequate to sustain our current operations for the next 24 months, if we are unable to generate adequate operating cash flows thereafter we may need to seek additional sources of capital through equity or debt financing or by entering into additional Universal

GeneToolsTM collaborations, strategic partnerships or licensing arrangements. In addition, if we decide to focus our efforts on proprietary human therapeutics, we may need to seek FDA approval of potential products, a process which would cost in excess of $100 million per product. We cannot be certain that we will be able to obtain financing on terms acceptable to us, or at all. If adequate funds are not available, our business and our ability to develop our technology and products would be harmed.

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

Genetically engineered products are currently subject to public debate and heightened regulatory scrutiny, either of which could prevent or delay production of agricultural products. We may develop genetically engineered agricultural products for ourselves or with our strategic partners. The field testing, production and marketing of genetically engineered plants and plant products are subject to , state, local and foreign governmental regulation. Regulatory agencies administering existing or future regulations or legislation may not allow production and marketing of our genetically engineered products in a timely manner or under technically or commercially feasible conditions. In addition, regulatory action or private litigation could result in expenses, delays or other impediments to our product development programs or the commercialization of resulting products.

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

Our research and development activities involve the controlled use of potentially harmful biological materials as well as hazardous materials, chemicals and various radioactive compounds. We cannot completely eliminate the risk of accidental contamination or injury from the use, storage, handling or disposal of these materials. In the event of contamination or injury, we could be held liable for damages that result, and any liability could exceed our resources. We are subject to , state and local laws and regulations governing the use, storage, handling and disposal of these materials and specified waste products. The cost of compliance with these laws and regulations could be significant.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk for changes in interest rates relates primarily to our cash equivalents and investments. The investments are available for sale. We do not use derivative financial instruments in our investment portfolio. We attempt to ensure the safety and preservation of our invested funds by limiting default and market risks. Our cash and investments policy emphasizes liquidity and preservation of principal over other portfolio considerations. We select investments that maximize interest income to the extent possible within these guidelines. We satisfy liquidity requirements by investing excess cash in securities with different maturities to match projected cash needs and limit concentration of credit risk by diversifying our investments among a variety of high credit-quality issuers. We mitigate default risk by investing in only investment-grade securities. The portfolio includes marketable securities with active secondary or resale markets to ensure portfolio liquidity. All investments have a fixed interest rate and are carried at market value, which approximates cost.  If market interest rates were to increase by 1 percent from September 30, 2002, the fair value of our portfolio would decline by less than $100,000. The modeling technique used measures the change in fair values arising from an immediate hypothetical shift in market interest rates and assumes ending fair values include principal plus accrued interest.

The following table represents the fair value balance of our cash, cash equivalents and marketable securities by year of expected maturity that are subject to interest rate risk as of September 30, 2002 (in thousands, except for interest rates):

	2002	2003	2004
Cash and cash equivalents	$15,348	$—	$—
Average interest rates	1.76%	—%	—%

Marketable securities	$3,367	$32,173	$1,047
Average interest rates	2.54%	2.28%	2.47%

ITEM 4.  CONTROLS AND PROCEDURES

Based on their evaluation, as of a date within 90 days of the filing of this Form 10-Q, the Company’s Chief Executive Officer and Chief Accounting Officer have concluded the Company’s disclosure controls and procedures (as defined in Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934) are effective.  There have been no significant changes in internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

From the time of receipt through September 30, 2002, Sangamo has used the net proceeds from its initial public offering of common stock to invest in short-term and long-term, interest bearing, investment-grade securities and has used its existing cash balances to fund the general operations.   The proceeds will be used for general corporate purposes, including working capital and product development. A portion of the net proceeds will also be used to acquire or invest in complementary businesses or products or to obtain the right to use complementary technologies. Sangamo has no agreements or commitments with respect to any such acquisition or investments and is not currently engaged in any material negotiations with respect to any such transaction.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

Exhibit Number
99.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1530, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.2	Certification of Chief Accounting Officer Pursuant to 18 U.S.C. Section 1530, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Reports:  No reports on Form 8-K were filed during the quarter ended September 30, 2002.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SANGAMO BIOSCIENCES, INC.  Dated: November 14, 2002

/s/ Edward O. Lanphier II
Edward O. Lanphier II
President, Chief Executive Officer and Director
(Principal Executive Officer and Principal Financial Officer)

/s/ Janet L. Nibel
Janet L. Nibel
Vice President Finance and Administration
(Principal Accounting Officer)

I, Edward O. Lanphier II, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Sangamo BioSciences, Inc;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

/s/ Edward O. Lanphier II
Edward O. Lanphier II
President, Chief Executive Officer and Director

I, Janet L. Nibel, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Sangamo BioSciences, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002.

/s/ Janet L. Nibel
Janet L. Nibel
Vice President Finance and Administration