Form 10-K
period 2002-12-31
SANGAMO BIOSCIENCES INC
filed 2003-03-27
CIK 1001233

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2002

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

Common stock $.01 par value
(Title of Class)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒ No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).    Yes ☐ No ☒

        The aggregate market value of the voting stock held by non-affiliates of the Registrant on June 30, 2002, based on the closing sale price as reported by the Nasdaq National Market of the Company's Common Stock, was approximately $73,890,585.

        The total number of shares outstanding of the Registrant's Common Stock was 24,746,213 as of March 15, 2003.

DOCUMENTS INCORPORATED BY REFERENCE

        Portions of the Registrant's Proxy Statement for its 2003 Annual Meeting of Stockholders (the "2003 Proxy Statement") are incorporated by reference into Part III of this Form 10-K.

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

PART I

Item 1. Business

Company Overview

        Sangamo is the worldwide leader in the research, development and commercialization of engineered transcription factors for the regulation of gene expression. Our proprietary technology platform is based upon the engineering of a naturally occurring class of DNA transcription factors referred to as zinc finger DNA-binding proteins, or ZFPs. The DNA recognition and binding function of ZFPs can be used to target a variety of functional domains to a gene-specific location. Sangamo scientists engineer ZFP transcription factors, or ZFP TFs, that are able to regulate genes in a targeted fashion by attaching ZFPs to certain functional domains that either turn genes on or off (see Figure A). We believe that ZFP TFs represent an enabling technology that may be widely applicable to the development of novel human therapeutics and to pharmaceutical research and discovery. Different functional domains can be attached to ZFPs to provide other specific functions and these may be useful for to additional applications such as targeted gene correction. We are developing our technology broadly over its many applications.

Background

        Genes and Gene Expression.    Deoxyribonucleic acid, or DNA, is present in all cells and is responsible for determining the inherited characteristics of all living organisms. A cell's DNA is arranged as chromosomes and comprises individual units called genes. Genes encode proteins, which are assembled through the processes of transcription, whereby DNA is transcribed into ribonucleic acid, (RNA), and subsequently translation, whereby RNA is translated into protein. DNA, RNA, and proteins represent many of the molecular targets for pharmaceutical drug discovery and therapeutic intervention.

        The human body is composed of specialized cells that perform different functions and are thus organized into tissues and organs. All cells in an individual's body contain the same set of genes. However, only a fraction of these genes are turned on, or expressed, in an individual human cell at any given time. Genes are activated or repressed in response to a wide variety of stimuli and developmental signals. Distinct sets of genes are expressed in different cell types. It is this pattern of gene expression that determines the structure, biological function, and health of all cells, tissues, and organisms. The aberrant expression of certain genes can lead to disease.

        Transcription Factors.    Transcription factors are proteins that bind to DNA and regulate gene expression. A transcription factor recognizes and binds to a specific DNA sequence within or near a particular gene and causes that gene to be activated or repressed. In higher organisms, transcription factors typically consist of two principal components: the first is a DNA-binding domain, that recognizes a target DNA sequence and thereby directs the transcription factor to the proper chromosomal location; the second component is a functional domain that causes the target gene to be activated or repressed (See Figure A). The two-component structure of our engineered ZFP TFs is modeled on the structure of naturally occurring transcription factors in higher organisms.

        The Genomics Revolution.    Genomics refers to the sequencing, functional analysis and comparison of the genomes, or the complete complement of genes, of a diverse set of organisms. This has been accomplished for a range of organisms throughout the animal, plant, and microbial world. Enormous scientific and financial resources have been dedicated to the sequencing of all human genes, including the Human Genome Project and other publicly and privately funded genomics initiatives. The sequence of a large percentage of the human genome was published in 2001 and it is anticipated that the complete sequence will be available in the spring of 2003.

        Over the past decade, genomics research has produced a significant quantity of information on the location, sequence and structure of thousands of genes. The number of genes in the human genome is currently believed to be approximately 30,000 to 40,000 unique genes. A challenge facing the pharmaceutical and other life science industries lies in deriving medically and commercially valuable knowledge about the function of these genes from this large accumulation of genomic sequence information.

        Genome-Based Drug Discovery and Other Applications.    The completion of the human genome sequence, with its host of new genes and potential drug discovery targets, simultaneously poses a competitive challenge and offers a significant commercial opportunity for every biotechnology and pharmaceutical company to:

  •
  accelerate the identification of drug targets from thousands of newly discovered genes whose functions are unknown or poorly understood;

  •
  sort through the hundreds of potential drug targets to confirm those for which proprietary drugs may be successfully developed;

  •
  increase the accuracy and efficiency of the process by which pharmaceutical researchers screen large libraries of chemical compounds to identify those which may have therapeutic activity, known as compound screening; and

  •
  discover and develop new therapeutics that can control disease through the targeted regulation of therapeutically relevant genes.

        The genomics revolution is also yielding the sequences of plant genomes posing a similar set of challenges and opportunities to agricultural biotechnology researchers. These challenges include: the identification of agriculturally important genes, the assessment of which genes may provide commercially important traits, and the development of improved agrochemicals and crops.

        Sangamo's ZFP TF technology, which enables the design of transcription factors to regulate genes, could have commercial utility in each of the applications listed above.

Sangamo's Technology Platform

        Consistent with the two-domain structure of ZFP TFs, we take a modular approach to their design. The recognition domain is composed of two or more zinc fingers; each finger recognizes and binds to a three base pair sequence of DNA and multiple fingers can be linked together to more precisely recognize longer stretches of DNA. By modifying those portions or the critical amino acid contacts of a ZFP that interact with DNA, we can engineer novel ZFPs capable of recognizing DNA sequences in genes whose sequence are known.

ZFP Transcription Factors

Figure A: The two domain structure of a ZFP TF

        The ZFP DNA binding domain is coupled to a functional domain, creating a ZFP TF capable of controlling or regulating the target gene in a desired manner. For instance, an activation domain causes a target gene to be "turned on". Alternatively, a repression domain causes the gene to be "turned off". It is possible to use a ZFP TF in a way that continuously or temporarily activates or represses a gene. Such conditional regulation of a gene allows the effects of gene expression to be controlled in a reversible fashion. We believe that we can control the duration of the effects of the ZFP TFs by several methods. We can deliver the ZFP TFs using different gene transfer systems that allow them to be expressed in the cell temporarily or continuously. We can also engineer ZFP TFs with associated functional domains that allow their activity to be controlled by the administration of a small molecule drug. Finally we can engineer ZFP TFs with repression domains that are able to repress genes completely or possibly silence them with only a short exposure of the ZFP TF.

        The ZFP DNA-binding domain may also be coupled to other functional domains such as the functional part of a restriction endonuclease which is an enzyme that makes cuts in DNA. We believe that by using the specific DNA recognition and binding function of a ZFP we can design a ZFP-restriction enzyme to generate physical breaks at a defined position in the DNA sequence of a target gene and potentially replace regions of this gene with a new DNA sequence.

        Though all human genes exist within every cell in the human body, only a fraction of our genes are activated in any given cell. To manage this genetic information efficiently, nature has evolved a sophisticated system that facilitates access to specific genes. This system relies on a DNA-protein complex called chromatin to efficiently package the genetic information that exists within each cell, thereby making certain genes in particular cells more readily accessible to transcription factors. The Sangamo technology platform combines our ability to engineer ZFP TFs with our knowledge of the chromatin structure of individual target genes. By evaluating the chromatin structure of a target gene, Sangamo scientists have been able to more effectively access and regulate specific genes.

        In order to regulate a gene, the ZFP TF must be delivered to a cell, typically in the form of a gene encoding the ZFP TF. We have licensed gene transfer technology from Targeted Genetics, Inc. and from Stanford University for use with our ZFP TFs in pharmaceutical discovery. We are evaluating these and other gene transfer technologies for the delivery of ZFP TFs into cells for in vitro and in vivo applications.

        To date, we have generated thousands of ZFPs and have tested hundreds for their affinity, or tightness of binding, to their DNA target, as well as their specificity, or preference, for their intended DNA target. We have developed standardized methods for the design, selection and assembly of ZFPs capable of binding to a wide spectrum of DNA sequences. We have linked ZFPs to functional domains to create ZFP TFs and have demonstrated the ability of these ZFP TFs to regulate several hundred genes in eleven different species and approximately 50 different cell lines.

The Sangamo Advantage

        We believe that the features of our ZFP TF technology platform will result in certain technical advantages as compared to other technologies. Among the advantages of our ZFP TF-based approach to gene regulation are:

  •
  ZFPs normally and naturally regulate genes in all higher organisms;

  •
  ZFPs can be designed to recognize unique DNA sequences within a large complex genome;

  •
  ZFP TFs can both activate or repress genes, enhancing their versatility;

  •
  ZFP TFs can be used to regulate the genes of humans, animals, plants, microbes and viruses;

  •
  ZFP TFs can themselves be regulated, allowing conditional and reversible regulation of a gene; and

  •
  ZFP TFs can be used to regulate an endogenous cellular gene in place of using a transgene and thus provide a workaround solution for genes whose cDNAs are patented.

        We believe that the technical advantages of ZFP TFs create leverage across multiple applications, products, markets and commercial partners. While there are several market opportunities for our technology, we are concentrating our internal resources on human therapeutics and pharmaceutical discovery research. While we also intend to leverage our technology in the area of plant agriculture, we plan to only pursue this application with federal research grant funding or in conjunction with corporate partners who have an established commercial focus in this area.

        In addition to the technical advantages of gene regulation using ZFP TFs, there are commercial advantages as well. In particular, since methods of gene regulation using ZFPs target endogenous genes, and endogenous genes cannot be patented, Sangamo's methods are independent of patent claims to gene sequences. Thus, use of Sangamo's technology to regulate expression of a gene does not infringe gene sequence patent claims, such as those directed to cDNAs or expressed sequence tags ("ESTs") corresponding to the gene. See "Item 1. Business—Intellectual Property and Technology Licenses."

  Human Therapeutics

  •
  ZFP-Therapeutics™. ZFP TFs have the potential to be developed as pharmaceutical products to treat a broad spectrum of diseases through the regulation of disease-related genes in patients.

  •
  ZFP-Targeted Gene Correction. ZFP-restriction enzymes may be used to repair or correct the DNA sequence of a gene containing a disease-related mutation or DNA sequence.

  Enabling Technology Applications

  •
  ZFP TF Engineered Cell Lines for Small Molecule Drug Discovery. ZFP TFs are being used to engineer cell lines in which an endogenous target gene is overexpressed to enable screening and identification of new small molecule drug candidates. Overexpression of a target endogenous gene using ZFP TFs provides a means for small molecule drug discovery that is independent of, and not covered by, patent claims to a cDNA encoding the target gene.

  •
  ZFP TF Engineered Cell Lines for Therapeutic Human Monoclonal Antibody Development. ZFP TFs are being used to engineer cell lines for the generation of therapeutic human monoclonal antibodies. These cell lines, and their use, do not infringe patent claims covering cDNAs encoding the target antigens.

  •
  ZFP TF Engineered Cell Lines for the Manufacturing of Protein Pharmaceuticals. ZFP TF-engineered cell lines can be developed to enhance production yields of protein pharmaceuticals and monoclonal antibodies. These cell lines, and their use, do not infringe patent claims to cDNAs encoding the proteins or the antibodies.

  •
  Discovery and Validation of Gene Targets. Universal GeneTools®. ZFP TFs are being used to change patterns of endogenous gene expression in cells to determine the consequences associated with these changes, and to thereby discover gene function and identify and validate gene targets for drug discovery. These methods are also independent of patent claims to gene sequences, regardless of the gene target.

  •
  Agricultural Biotechnology. ZFP TFs can be used to regulate genes in plants, leading to potential applications in the development of new crops for optimized yield with enhanced nutritional properties. As with all other applications, patents on plant genes do not cover regulation of plant gene expression with ZFP TFs.

Commercial Applications

        We are actively pursuing commercial applications of our ZFP TF technology in human therapeutics, and to enable pharmaceutical discovery and research.

Business Development Strategy
Product Development Focus

Figure B: Sangamo's Business Plan

Sangamo's Business Platform

Human Therapeutics

        We believe our ZFP TF technology has potential application in the treatment of human diseases both through the development of ZFP TF-based therapeutics and through the use of our technology to enable the research and identification of new small molecule drugs. In addition, we are applying our platform to the development of methods to enhance the production yield of protein pharmaceuticals. We are also engaged in research into the possible use of ZFP-restriction enzymes for use in gene correction or the targeted repair of disease-related genes.

  ZFP-Therapeutics™

        The promise of genome-based drug discovery includes expansion of both the quantity and quality of new drug targets, many of which may not be amenable to current therapeutic modalities. ZFP TFs may offer a highly specific approach to regulation of disease-related genes. Additionally, human genes make many more and different proteins per gene than lower organisms due to alternative gene splicing. Because our ZFP TFs act directly on an endogenous gene, they potentially enable us to regulate a gene the way it is normally regulated by its host. One advantage created by this approach is our ability to generate the natural splice variants. We are developing ZFP-Therapeutics™ for the treatment of several human diseases including cardiovascular diseases and cancer.

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

        Peripheral arterial disease, or the obstruction of blood supply to the extremities, particularly the legs, is caused by atherosclerosis. The condition affects up to 12 million Americans a year and is associated with significant morbidity and mortality.

        There is increasing interest in the development of therapeutic approaches to cardiovascular and peripheral vascular disease that might stimulate the human body's natural ability to form new blood vessels. This process is called angiogenesis. We have developed ZFP TFs designed to activate the expression of angiogenic factors called vascular endothelial growth factors (VEGFs), specifically VEGF A for this purpose.

        We believe an advantage of the ZFP-Therapeutic approach is the ability to activate therapeutically relevant endogenous genes which results in the production of their normal splice variants and therefore the natural protein variants or isoforms in the ratios that are normally observed in nature. We believe that this may provide a more effective biological stimulation of angiogenesis compared with other approaches in which only a single isoform of VEGF is administered. This is a critical difference as VEGF A, in its natural state, has multiple splice variants that are involved in the normal physiologic response and therefore appear to be important for the generation of normal, functional vasculature.

        To date we have published initial pre-clinical results demonstrating that our ZFP TFs can induce the growth of new blood vessels in rodent models. These data were published in Nature Medicine in December 2002 and were presented at the annual meeting of the American Society of Gene Therapy in May 2001 and June 2002 by Frank Giordano, M.D., assistant professor of internal medicine and cardiology at Yale University School of Medicine, who directed many of these experiments. Other studies have further demonstrated that ZFP TFs can stimulate the production of all the major VEGF splice variants in the same proportion normally observed when tissues are oxygen-deprived.

        We have an exclusive agreement with Edwards Lifesciences Corporation for the worldwide development and commercialization of ZFP TFs for the activation of VEGF and VEGF receptors in cardiovascular and peripheral vascular disease. We are responsible for advancing product candidates into preclinical animal testing. Edwards is responsible for preclinical development, regulatory affairs, clinical development, manufacturing and the sales and marketing of ZFP-Therapeutic™ products covered under the agreement. We are currently working with Edwards to develop the data for submission of an Investigational New Drug (IND) application to the FDA.

        In October 2001, we received a $1.4 million milestone payment from Edwards following the delivery of a lead ZFP TF VEGF product candidate. This lead therapeutic is currently in pre-clinical testing. In November 2002, Edwards extended and expanded this original agreement with Sangamo by agreeing to provide further research and development funding for research activities performed in 2002 and 2003. We have retained rights to use our technology for other applications in VEGF activation and repression, including wound healing, ophthalmic indications and cancer. Edwards Lifesciences Corporation also agreed to enter into a joint collaboration to evaluate ZFP TFs for the regulation of phospholamban for the treatment of congestive heart failure. Phospholamban is a well-characterized gene target that has an important role in calcium flux in heart muscle and is believed to be directly involved in congestive heart failure. Sangamo has granted Edwards an exclusive option to negotiate an exclusive license to Sangamo's ZFP TFs for the regulation of phospholamban. The option period ends on June 30, 2004. Previously, Edwards had a worldwide exclusive option to research develop and commercialize ZFP-Therapeutics™ for any cardiovascular disease but this option expired in March 2003.

        Cancer.    Through the mapping of the human genome, an increasing number of genes are being identified that appear to be important to the development and spread of many forms of cancer. We believe our ZFP TF technology has potential applications in cancer therapy, both in regulating endogenous genes and in activating the body's natural mechanisms for fighting disease.

        We have a strategic alliance with Onyx Pharmaceuticals, Inc., in which we are jointly developing novel cancer therapeutics to treat metastatic and micrometastic disease using our ZFP TFs and Onyx's selectively replicating adenovirus technology, known as Therapeutic Viruses. Under this agreement, Onyx's Therapeutic Virus will be engineered to deliver a ZFP TF that upregulates granulocyte macrophage colony-stimulating factor (GMCSF). GMCSF is a powerful immunostimulator and has been shown to augment anti-tumor immune responses. We believe that the Armed Therapeutic Virus™ generated by combining these two technologies may have significant advantages over existing cancer vaccines and may be used to treat cancer both at the tumor site and systemically. When product candidates meet certain mutually determined criteria, the companies will equally share research and clinical development costs and jointly commercialize products resulting from the alliance.

        Intractable Neuropathic Pain.    Approximately 90 million people in the United States suffer from pain with 8 million suffering from severe chronic pain stemming from a variety of causes. Intractable neuropathic pain is only partially treatable by current medical and non-medical therapies and many small molecule drugs have significant undesirable side effects. We have established a collaborative research agreement with Avigen, Inc. to evaluate potential therapies for chronic pain based on Sangamo's ZFP TFs and Avigen's adeno-associated viral vector (AAV) gene delivery system. Recent studies have shown that in chronic pain certain proteins in nerve cell membranes are over-expressed. We believe that using Sangamo's ZFP TFs to repress the expression of the specific genes encoding these proteins in combination with Avigen's AAV delivery technology to deliver ZFP TFs to the appropriate nerve cells may provide a novel approach to pain control with potentially fewer side effects than traditional methods. Under this agreement each company is responsible for its own research expenses and the two companies will share any joint intellectual property developed.

        Sickle Cell Anemia.    Sickle cell disease is caused by a mutation in the adult human ß-globin gene that alters the solubility of hemoglobin under certain physiological conditions. The ensuing disease is characterized by chronic hemolytic anemia with episodes of severe pain and tissue damage often resulting in kidney failure, liver disease, stroke and other complications. According to the National Heart, Lung and Blood Institute of the National Institutes of Health, approximately 72,000 people in the U.S. have sickle cell disease. Approximately 2.5 million Americans carry the sickle cell trait. Although there is still no adequate long-term treatment or cure, it is known that individuals that have the sickle cell mutation in their adult hemoglobin gene but continue to express moderate levels of fetal hemoglobin do not have symptoms of the disease. We have been awarded an NIH grant to conduct research on the application of Sangamo's ZFP TF technology in the development of a treatment for sickle cell disease in collaboration with researchers at the University of Alabama, Birmingham. The grant entitled "Transactivation of Fetal Hemoglobin Genes for the Treatment of Sickle Cell Disease" was awarded by the National Heart, Lung and Blood Institute.

        ZFP-Mediated Gene Correction.    We are developing ZFPs for the targeted correction of genes that contain mutations in their sequence. By engineering ZFPs with an alternative functional domain, a restriction endonuclease such as Fok I, we may be able to make cuts at a precise location in the DNA sequence of a target gene that carries a mutation and facilitate the substitution of a piece of DNA encoding the corrected sequence, a process known as homologous recombination. This approach may be useful for the treatment of conditions such as Sickle Cell Anemia, Severe Combined Immunodeficiency (SCID, or boy-in-a-bubble disease) and Gaucher's Disease in which correction of a mutation in a single gene would relieve symptoms of the disease.

        Commercialization of ZFP-Therapeutics™.    We plan to develop and commercialize ZFP-Therapeutics™ in partnership with pharmaceutical and biotechnology companies. For certain ZFP-Therapeutics™ we intend to negotiate partnerships with terms that will provide partners with exclusive rights to the regulation of specific genes for certain clinical indications and geographic areas. For other ZFP-Therapeutics™, we intend to retain certain commercial product rights or negotiate partnerships for such products after additional internal development.

Enabling Technology Applications

  Drug Screening and Antibody Development

        Through several collaborations, we are applying our ZFP TF technology to assist in the identification of new small molecule drugs and to develop fully human monoclonal antibodies.

  ZFP-Engineered Cell Lines for Small Molecule Drug Discovery

        We are incorporating ZFP TFs into appropriate cell lines for the purpose of screening chemical compounds for drug discovery. In particular, we are engineering cell lines that permit the activation of validated gene targets. Activating a gene may allow pharmaceutical researchers to increase the sensitivity, or responsiveness, to a given concentration of test compound in an assay. To date, we have entered into agreements with Pharmacia Corporation and Icagen, Inc. to create engineered cell lines for high-throughput small molecule screening. Under the terms of these agreements, we will receive research milestone payments and potentially royalty payments on the sales of any drugs that have been developed as a result of the use of these cell lines. Sangamo's methods for activating gene expression to overexpress a therapeutic gene target offer an alternative to existing methods for overexpression which involve insertion of a transgene (such as a cloned cDNA) into a cell. The use of ZFP TFs avoids patent claims to cDNA sequences. Specifically, in order to qualify as patentable subject matter, a DNA sequence must be isolated, purified or modified. Thus, the sequence of a gene, as it exists in a cell, cannot be patented; indeed, the requirement for patentability is generally met by claiming a cloned DNA sequence such as a cDNA or EST. Since ZFP TFs can regulate endogenous genes the construction or use of cDNA clones is not required. Consequently, Sangamo's methods are free from patent claims to cDNA sequences.

  ZFP-Engineered Cell Lines for Therapeutic Human Monoclonal Antibody Development

        We are using our ZFP TF technology to create cell lines that overexpress selected genes encoding proteins that may be amenable to monoclonal antibody therapeutics. Overexpressing a protein by using a ZFP TF to activate the endogenous gene avoids using a cDNA clone while increasing the amount of secreted or membrane bound antigen available and thus the likelihood of generating an antibody to that protein.

  ZFP-Engineered Cell Lines for the Production of Protein Pharmaceuticals

        Protein pharmaceuticals manufactured with genetically modified cells accounted for more than $13.3 billion in annual worldwide sales in 2001. Of this total, monoclonal antibodies accounted for approximately $2.6 billion. Industry experts believe that the introduction of new protein pharmaceuticals and growth in demand for current protein pharmaceuticals could lead to a significant shortfall in production capacity over the next five years. We are actively engaged in the research and development of ZFP TF engineered mammalian cells for the enhanced production of pharmaceutical proteins.

        In January 2002 we announced an agreement with Medarex, Inc. to develop ZFP TF-engineered cell lines to enhance the production yields of monoclonal antibodies. Under this agreement, Medarex is providing research funding to us and we will be entitled to milestone payments and, potentially, royalties on sales of Medarex antibodies manufactured using our technology.

Universal GeneTools® for Pharmaceutical Discovery

        We are applying Universal GeneTools® to assist pharmaceutical researchers in their efforts to capitalize on the large accumulation of new genetic information being generated by the genomics revolution. Among the challenges that researchers must address are identifying disease-related genes, and confirming the validity of these genes and their protein products as appropriate targets for drug discovery by determining the function and suitability of targets for therapeutic intervention. We believe our Universal GeneTools® can accelerate the pace and quality of genome-based drug discovery at these critical steps by enabling both up or down regulation of candidate therapeutic genes in a manner that is specific and that avoids the use of cDNA clones.

        To date, we have entered into Universal GeneTools® agreements with more than 20 leading pharmaceutical and biotechnology companies or their subsidiaries. These collaborators have used our ZFP TFs to evaluate gene targets in multiple cell types and in several organisms. With the completion of the sequencing of the human genome, significant progress in the identification and validation of new therapeutic genes, new emerging technologies, and increased emphasis on drug discovery and development, the market for our Universal GeneTools® has decreased over the past year.

  In Vivo Research Models

        Key attributes of our ZFP TF technology are its applicability from cells through to animals, regulatable expression, its potential applicability in multiple species and its avoidance of the use of cDNA clones. To leverage these attributes, we have entered into a technology partnership agreement with Charles River Laboratories, Inc. to apply our ZFP TF technology to the creation of a novel rat model for use in developing new drugs and therapies for cancer. Rats may offer practical advantages over mouse models, principally due to their physiology and larger size. Under this agreement, Charles River funded the development at Sangamo of ZFP TFs for novel transgenic, or gene-altered, rat models in exchange for a royalty-bearing license to breed and sell these new models. We will also be entitled to milestone payments based on the progress of the collaboration.

ZFP Transcription Factors for Plant Agriculture

        The multibillion-dollar agrochemical industry is undergoing a transition to genome-based product discovery that is parallel to that of the worldwide pharmaceutical industry. Sequencing of the genomes of the major commercial crops is in progress. Similar to trends in pharmaceutical research, the identification of thousands of plant genes is creating enormous demand for technologies that can help determine gene function, identify important gene and agrochemical targets and regulate those genes through improved transgenic plants.

        Natural ZFP TFs also regulate genes in plants. The ability to identify and subsequently regulate the expression of genes with engineered ZFP TFs could lead to the breeding of new plants that may increase crop yields, lower production costs, resist herbicides, pesticides and plant pathogens, and permit the development of branded agricultural products with unique nutritional and processing characteristics. In addition, ZFP TFs may be used to confirm the role of newly discovered genes in plant growth, metabolism and resistance to pathogens.

        While we intend to leverage our technology in the area of plant agriculture, we plan to only pursue this application with federal research grant funding or in conjunction with corporate partners who have an established commercial focus in this area.

Acquisition of Gendaq Limited, Closure of U.K. research facilities

        In July 2001, we acquired Gendaq Limited, a privately held biotechnology company located in London, U.K. Among its scientific founders was Professor Sir Aaron Klug, O.M., and F.R.S., recipient of the Nobel Prize for Chemistry. The acquisition provided us with additional intellectual property in the field of ZFPs and ZFP TFs, as well as the expertise of the Gendaq scientific group. In connection with the acquisition, we issued approximately 2.1 million shares of Sangamo stock in exchange for all of the outstanding Gendaq shares, and have reserved approximately 125,000 shares of our common stock for options granted to Gendaq employees that were assumed in the acquisition. As of December 31, 2002 all of the outstanding shares reserved for Gendaq employees have been canceled due to the termination of all Gendaq employees in 2002.

        In February 2002, we made the decision to begin consolidation of our Gendaq research and development operations from the United Kingdom to our Richmond, California headquarters and this process was completed with closure of the U.K. research facility on September 30, 2002. Significant restructuring costs were incurred during this process. The decision followed a post-acquisition review that was initiated in October 2001 where we evaluated technology, personnel, costs, and various alternatives to maximize the synergy between Sangamo and Gendaq. See Part II; Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations and Item 8 Financial Statements and Supplementary Data.

Corporate Collaborations

        We are applying our ZFP TF technology platform in several commercial applications where the products provide ourselves and our strategic partners and collaborators with technical and economic advantages. We have established and will continue to pursue ZFP-Therapeutic strategic partnerships and Enabling Technology Agreements with selected pharmaceutical and biotechnology companies to fund internal research and development activities and to assist in product development and commercialization.

Edwards Lifesciences Strategic Partnership

        In January 2000, we announced the initiation of a therapeutic product development collaboration with Edwards Lifesciences Corporation. Under the agreement, we have licensed to Edwards on a worldwide, exclusive basis, ZFP-Therapeutics™ for use in the activation of VEGFs and VEGF receptors in cardiovascular and peripheral vascular diseases. Edwards purchased a $5 million note that converted, together with accrued interest, into common stock at the time of our initial public offering at the IPO price. In March 2000, Edwards purchased a $7.5 million convertible note in exchange for a right of first refusal for three years to negotiate a license for additional ZFP-Therapeutics™ in cardiovascular and peripheral vascular diseases. That right of first refusal ended in March, 2003. Together with accrued interest, this note converted into common stock at the time of our initial public offering at the IPO price. Through 2001, we received $2 million in research funding from Edwards, and a $1.4 million milestone payment for delivery of a lead ZFP therapeutic product candidate. In November 2002, Edwards extended and expanded this original agreement with Sangamo agreeing to provide up to $3.5 million in research and development funding including $1.95 million for research and development activities performed in 2002 and $1.0 million in 2003. We have retained rights to use our technology for other therapeutic applications in VEGF activation and repression, including wound healing, ophthalmic indications and cancer. We have been responsible for advancing product candidates into preclinical animal testing. Edwards has responsibility for preclinical development, regulatory affairs, clinical development and the sales and marketing of the ZFP-Therapeutic™ products. Sangamo may receive milestone payments in connection with the development and commercialization of the first product under this agreement and may also receive royalties on product sales. Edwards Lifesciences Corporation also entered into a joint collaboration with us to evaluate ZFP TFs for the regulation of a second therapeutic gene target, phospholamban, for the treatment of congestive heart failure. Sangamo has granted Edwards an exclusive option to negotiate an exclusive license to Sangamo's ZFP TFs for the regulation of phospholamban. This option and the right of first refusal terminate on June 30, 2004.

        There is no assurance that the companies will achieve the development and commercialization milestones anticipated in these agreements. Edwards has the right to terminate either or both agreements at any time upon 90 days written notice. In the event of termination, we retain all payments previously received as well as the right to develop and commercialize related products.

Strategic Alliance with Onyx Pharmaceuticals

        In April 2001, we announced a strategic collaboration with Onyx Pharmaceuticals, Inc. to jointly research and develop novel cancer therapeutics using our ZFP TF technology platform and Onyx's selectively replicating adenovirus technology. Under the terms of the agreement, the two companies will conduct studies on resulting product candidates during an investigation period. When product candidates meet certain mutually determined criteria, the companies will equally share research and clinical development costs and jointly commercialize products resulting from the alliance.

Strategic Collaboration with Avigen Inc.

        In October 2002, we announced a collaborative research agreement with Avigen, Inc. to evaluate potential therapies for intractable neuropathic pain based on Sangamo's ZFP TFs and Avigen's adeno-associated viral vector (AAV) gene delivery technology. Under the terms of the agreements, each company will bear their own expenses and will share any data generated during the term of the agreement.

Enabling Technology Agreements

  Universal GeneTools® Collaborations

        We began marketing our Universal GeneTools® products to the pharmaceutical and biotechnology industry in 1998. Our Universal GeneTools® business is based upon the delivery of an engineered ZFP TF which is capable of regulating the expression of a gene for which it is specifically designed and targeted. Since 1998, we have entered into Universal GeneTools® collaborations with more than 20 leading pharmaceutical or biotechnology companies or their subsidiaries. With the completion of the sequencing of the human genome, significant progress in the identification and validation of new therapeutic genes, and increased emphasis on drug discovery and development, the market for our Universal GeneTools® has decreased over the past year.

        Our Universal GeneTools® agreements generally contain the following terms:

  •
  collaborators identify the gene target they wish to study and we design and deliver ZFP TFs designed specifically for that collaborator's gene target;

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

  Non-Exclusive Licenses

        To date, we have not licensed any intellectual property rights to our current Universal GeneTools® collaborators that we believe are material to our business. Our Universal GeneTools® collaborators are under no obligation to pursue product development programs with us, to use our technology, or to purchase any additional product from us. We have recently begun shifting our commercial development focus from Universal GeneTools® collaborations to higher value strategic partnerships with selected pharmaceutical and biotechnology companies.

  Enabling Technology Agreements for Small Molecule Drug Discovery

        Our business in this area is based upon the delivery of a cell line that expresses a ZFP TF designed to upregulate the expression of a target gene chosen by our collaborator. These are used by the collaborator for monoclonal antibody discovery or as part of a high throughput small molecule-screening program. An advantage of using ZFP TFs for gene regulation, which is of particular importance in this area, is that ZFP TFs target endogenous genes, and endogenous genes cannot be patented. Thus, use of Sangamo's technology to regulate expression of a gene does not infringe patent claims to gene sequences, such as those directed to cDNAs or ESTs corresponding to the gene. Such agreements generally provide that our collaborator make a partial payment for ZFP TF cell lines during the design stage followed by product development milestones and, potentially, royalty payments on sales of products discovered or developed using the cell lines. In most of these agreements, we retain the rights to sell or use the ZFP TF cell lines that we provide to our collaborators.

  Protein Production Collaboration

        We are commercializing ZFP TFs to enhance the yields of cell lines that are used in commercial production of biopharmaceutical proteins such as monoclonal antibodies and recombinant protein pharmaceuticals. In January 2002, we announced an agreement in this area with Medarex, Inc. Under the terms of the agreement, Medarex will provide research funding to Sangamo over a two-year period and will have a non-exclusive license to use these novel cell lines to manufacture antibody products. Sangamo will be entitled to milestone payments and, potentially, royalties on any sales of such products.

  Plant Agriculture Collaboration

        To commercialize ZFP TFs in agricultural biotechnology, we intend to seek strategic relationships with corporate partners having capabilities in the research, development and commercialization of agricultural products. In January 2001, we announced our first plant agriculture collaboration with Renessen LLC, a joint venture between Cargill and Monsanto Company. Under the terms of the agreement, Sangamo has received certain payments, including research funding and milestone payments, and may receive milestone payments and royalties on the sales of future products developed under the collaboration. In return, Renessen will receive the right to commercialize ZFP-engineered seeds for specific applications in the animal feed and processing industries.

Intellectual Property and Technology Licenses

        Our success and ability to compete is dependent in part on the protection of our proprietary technology and information. We rely on a combination of patent, copyright, trademark and trade secret laws, as well as confidentiality agreements and licensing agreements, to establish and protect our proprietary rights.

        We have licensed intellectual property directed to the design, selection and use of ZFPs and ZFP TFs for gene regulation from the Massachusetts Institute of Technology, Johnson and Johnson, The Scripps Research Institute, Harvard University and Johns Hopkins University. These licenses grant us rights to make, use and sell ZFPs and ZFP TFs under nine families of patent filings. All of these patent families have been filed in the United States and five have been filed internationally in selected countries. As of February 1, 2003 these patent filings have resulted in thirteen issued U.S. patents. We believe these licensed patents and patent applications include several of the early and important patent filings directed to design, selection and use of ZFPs and ZFP TFs.

        As of February 1, 2003 we have fifty-one families of internally generated U.S. patent filings, including five U.S. and nine foreign issued patents, based on Sangamo and Gendaq internal research. These patent filings are directed to improvements in the design and use of ZFPs and ZFP TFs. In the aggregate, we believe that our licensed patents and patent applications, as well as the issued Sangamo patents and pending Sangamo patent applications, will protect the commercial development of ZFPs and ZFP TFs. If we are successful in the development and commercialization of our products, we will be obligated by our license agreements to make milestone and royalty payments to some or all of the licensors mentioned above. We believe that total payments under these agreements over the next three years should not exceed $1 million. For risks associated with our intellectual property, see "Risk Factors—Because it is difficult and costly to protect our proprietary rights, and third parties have filed patent applications that are similar to ours, we cannot ensure the proprietary protection of our technologies and products." We plan to continue to license and to internally generate intellectual property covering the design, selection, generation and composition of ZFPs, the genes encoding these proteins and the application of ZFPs and ZFP TFs in ZFP-Therapeutics™, Enabling Technology Applications, and applications in plant agriculture.

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

        We have no outstanding legal actions. However, in the future, third parties may assert patent, copyright, trademark and other intellectual property rights to technologies that are important to our business. Any claims asserting that our products infringe or may infringe proprietary rights of third parties, if determined adversely to us, could significantly harm our business. Any claims, with or without merit, could result in costly litigation, divert the efforts of our technical and management personnel or require us to enter into or modify existing royalty or licensing agreements, any of which could significantly harm our business. Royalty or licensing agreements, if required, may not be available on terms acceptable to us, if at all. See "Risk Factors—Because it is difficult and costly to protect our proprietary rights, and third parties have filed patent applications that are similar to ours, we cannot ensure the proprietary protection of our technologies and products."

        We have been advised that our technology can give us and our collaborators independence from third-party patent claims to gene sequences. In general, under United States patent law, a patent may be obtained for any new and useful process, machine, manufacture or composition of matter. An underlying theme of United States patent law, as related to biotechnology, is that the sequence of a gene, as it exists in the chromosome, is not new, even when newly discovered, unless it is isolated or modified from its normal chromosomal context. As a result, for over a decade, patent courts have held that, to be patentable, a DNA sequence must be purified, isolated or modified. Accordingly, U.S. patent claims to DNA sequences can cover only isolated, purified or modified nucleic acid sequences (e.g., a purified DNA fragment or a DNA sequence inserted into a vector). We have been advised that U.S. patent claims to DNA sequences do not, and cannot, cover gene sequences as they exist in their natural chromosomal environment and international patent law is consistent with U.S. patent law in this regard. Most current methods for overexpression of a gene or protein involve introduction, into a cell, of a vector containing a DNA encoding the protein to be overexpressed. Since such a vector contains isolated sequences which encode the protein, it would be covered by any patent claims to those sequences. In contrast, Sangamo's methods for overexpression utilize ZFP TFs that target endogenous genes as they exist in the chromosome. As a result, our methods do not require the use of isolated DNA sequences encoding the protein to be overexpressed and, our counsel has advised us, do not infringe patent claims to such sequences. Notwithstanding this advice, we realize that others could take a contrary position which could result in litigation. While we believe that we would prevail in any such litigation, the uncertainties involved in litigation generally make it impossible to provide assurance as to the ultimate outcome of such matters. See Risk Factors—"Because it is difficult and costly to protect our proprietary rights, and third parties have filed patent applications that are similar to ours, we cannot ensure the proprietary protection of our technologies and products."

Competition

        We believe that we are the leader in the field of ZFP TF gene regulation. We are aware of many companies focused on other methods for regulating gene expression and a limited number of commercial and academic groups pursuing the development of ZFP gene regulation technology. The field of regulation of gene expression is highly competitive, and we expect competition to persist and intensify in the future from a number of different sources, including pharmaceutical, agricultural and biotechnology companies, academic and research institutions, and government agencies that will seek to develop ZFP TFs as well as technologies that will compete with our ZFP TF technology platform.

        In July 2001, we strengthened our competitive position by completing our acquisition of Gendaq. Gendaq scientists had also focused their research efforts on regulating genes through the engineering of ZFPs. Despite the Gendaq acquisition, any products that we develop using our ZFP TF technology will participate in highly competitive markets. Many of our potential competitors in these markets, either alone or with their collaborative partners, may have substantially greater financial, technical and personnel resources than we do, and they may succeed in developing technologies and products that would render our technology obsolete or noncompetitive. In addition, many of those competitors have significantly greater experience than we do in their respective fields.

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

        Competition may also arise from other drug development technologies and methods of preventing or reducing the incidence of disease, small molecule therapeutics, or other classes of therapeutic agents including monoclonal antibodies, purified proteins and RNA technologies such as antisense RNA and siRNA.

        We expect to face intense competition from other companies for collaborative arrangements with pharmaceutical, biotechnology and agricultural companies, for establishing relationships with academic and research institutions, and for licenses to proprietary technology. These competitors, either alone or with their collaborative partners, may succeed in developing technologies or products that are more effective or less costly than ours.

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

Government Regulation

        We have not applied for any regulatory approvals with respect to any of our technologies or products under development. We anticipate that the research, development and commercialization of any therapeutic products developed, either alone or with our strategic partners or collaborators, will be subject to extensive regulation in the United States and other countries.

        Before marketing in the United States, any therapeutic or pharmaceutical products developed by us must undergo rigorous preclinical testing and clinical trials and an extensive regulatory clearance process implemented by the FDA under the federal Food, Drug and Cosmetic Act. The FDA regulates, among other things, the development, testing, manufacture, safety, efficacy, record keeping, labeling, storage, approval, advertising, promotion, sale and distribution of biopharmaceutical products. The regulatory review and approval process, which includes preclinical testing and clinical trials of each product candidate, is lengthy, expensive and uncertain. Securing FDA approval requires the submission of extensive preclinical and clinical data and supporting information to the FDA for each indication to establish a product candidate's safety and efficacy. The approval process takes many years, requires the expenditure of substantial resources, involves post-marketing surveillance, and may involve ongoing requirements for post-marketing studies. Before commencing clinical investigations in humans, we must submit to, and receive approval from, the FDA of an Investigational New Drug application.

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

        We intend to consult with, and when appropriate, to hire personnel with expertise in regulatory affairs to assist us in obtaining appropriate regulatory approvals as required. In February 2003, we hired J. Tyler Martin, M.D. as Vice President, Development. Dr. Martin will have responsibility for preclinical and clinical development of Sangamo's ZFP-Therapeutics™ programs and products. Dr. Martin has experience in directing preclinical studies in preparation for filing an Investigational New Drug application, in filing the applications and in coordinating clinical trials for drug testing. We also intend to work with our strategic partners and collaborators that have experience in regulatory affairs to assist us in obtaining regulatory approvals for collaborative products. See "Risk Factors—Our potential therapeutic products are subject to a lengthy and uncertain regulatory process, and if these potential products are not approved, we will not be able to commercialize those products" and "Regulatory approval, if granted, may be limited to specific uses or geographic areas which could limit our ability to generate revenues."

Employees

        As of February 21, 2003, we had 74 full-time employees, 33 of whom hold Ph.D. degrees, one of whom holds an M.D. and 13 of whom hold other graduate or technical degrees. Of our total workforce, 64 are engaged in research and development activities and 10 are engaged in business development, finance and administration. All of our employees are located in Richmond, California. None of our employees is represented by a collective bargaining agreement, nor have we experienced work stoppages. We believe that our relations with our employees are good.

Available Information

        Sangamo's Internet site is http://www.sangamo.com. We make available free of charge, on or through our Internet site, our annual, quarterly and current reports and any amendments to those reports filed or furnished pursuant to Section 13(a) of the Exchange Act, as soon as reasonably practicable after we electronically file such material with, or furnish it to the SEC. Information contained in Sangamo's web site is not part of this Report.

Risks Related to Our Business

Our gene regulation technology is relatively new and if we are unable to use this technology in all our intended applications, it would limit our revenue opportunities.

        Our technology involves a relatively new approach to gene regulation. Although we have generated many ZFP TFs for several gene sequences, we have not created ZFP TFs for all gene sequences and we may not be able to create ZFP TFs for all gene sequences, which could limit the usefulness of our technology. In addition, while we have demonstrated the function of engineered ZFP TFs in mammalian cell culture, yeast, insects, plants and animals, we have not done so in humans and many other organisms, and the failure to do so could restrict our ability to develop commercially viable products. If we and our Universal GeneTools® collaborators or strategic partners are unable to extend our results to new gene sequences and experimental animal models, we may be unable to use our technology in all its intended applications. Also, delivery of ZFP TFs into cells in these and other environments is limited by a number of technical challenges, which we may be unable to surmount. This is a particular challenge for therapeutic applications of our technology that will require the use of strictly regulated and approved gene transfer systems that may be unavailable to us or unsuitable for delivery of our ZFP TFs for a particular therapeutic application.

        The expected value and utility of our ZFP TFs is in part based on our belief that the transcriptional regulation of gene expression may enable us to develop a new therapeutic approach as well as to help scientists better understand the role of human, animal, and other genes in disease and to aid their efforts in drug discovery and development. We also believe that the regulation of gene expression will have use in agricultural applications. There is only a limited understanding of the role of specific genes in all these fields. Life sciences companies have developed or commercialized only a few products in any of these fields based on results from genomic research or the ability to regulate gene expression. We, our Enabling Technology Applications/Universal GeneTools® collaborators or our strategic partners may not be able to use our technology to identify and validate drug targets or to develop commercial products in any of the other intended markets.

If our technology does prove to be effective, it still may not lead to commercially viable products, which would reduce our revenue opportunities.

        Even if our Enabling Technology Applications/Universal GeneTools® collaborators or strategic partners are successful in identifying drug targets or other targets based on discoveries made using our ZFP TFs, they may not be able to discover or develop commercially viable products or may determine to pursue products that do not use our technology. To date, no company has developed or commercialized any therapeutic or agricultural products based on our technology. The failure of our technology to provide safe, effective, useful or commercially viable approaches to the discovery and development of these products would significantly limit our business and future growth.

We are at the development phase of operations and may not succeed or become profitable.

        We began operations in 1995 and are in the development phase of operations. We have incurred significant losses to date, and our revenues have been generated from Universal GeneTools® collaborators, strategic partners and federal government research grants. In the past year, we have placed more emphasis on therapeutic activities and related strategic partnerships and less on our Universal GeneTools® collaborations. Our business is subject to all of the risks inherent in the development of a new technology, which includes the need to:

  •
  attract additional new Universal GeneTools® collaborators and strategic partners and expand existing relationships;

  •
  attract and retain qualified scientific and technical staff and management, particularly scientific staff with expertise to further apply and develop our early stage technology;

  •
  obtain sufficient capital to support the expense of developing our technology platform and developing, testing and commercializing products;

  •
  develop a market for our products;

  •
  successfully transition from a company with a research focus to a company capable of supporting commercial activities; and

  •
  attract and enter into research collaborations with academic and other research institutions and scientists.

Commercialization of our technologies depends on strategic partnering with other companies. If we are not able to find strategic partners in the future or our strategic partners do not diligently pursue product development efforts, we may not be able to develop our technologies or products, which could slow our growth and decrease our revenues.

        We expect to rely, to a significant extent, on our strategic partners to provide funding in support of our research and to perform some independent research, preclinical and clinical testing. Our technology is broad based and we do not currently possess the resources necessary to develop and commercialize potential products that may result from our technologies, or the resources or capabilities to complete any approval processes that may be required for the products. Therefore, we rely on strategic partnerships to help us develop and commercialize products. If those partners are unable or unwilling to advance our programs or if they do not diligently pursue product approval this may slow our growth and decrease our revenues. Further, we must enter into new agreements to develop additional therapeutic programs. There can be no assurance that we will be able to establish new strategic collaborations for therapeutic product development.

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

        Our existing strategic partnering agreements are, and we would expect any future arrangement to be, based on the achievement of milestones. Under the strategic partnering agreements, we expect to receive revenue for the research and development of a therapeutic product based on achievement of specific milestones. Achieving these milestones will depend, in part, on the efforts of our strategic partner as well as our own. In contrast, our current Universal GeneTools® collaboration agreements only pay us to supply ZFP TFs for the collaborator's independent use, rather than for future results of the collaborator's efforts. If we or any strategic partner fails to meet specific milestones, then the strategic partnership can be terminated which could decrease our revenues.

We are conducting proprietary research to discover therapeutic product candidates. These programs increase our risk of product failure, may significantly increase our research expenditures, and may involve conflicts with our collaborators and strategic partners.

        Conducting proprietary research programs may not generate corresponding revenue and may create conflicts with our collaborators or strategic partners. The implementation of this strategy will involve substantially greater business risks and the expenditure of significantly greater funds than our current research activities. In addition, these programs will require substantial commitments of time from our management and staff. Moreover, we have no experience in commercial-scale manufacturing and marketing of therapeutic products, and we currently do not have the resources or capability to manufacture therapeutic products on a commercial scale. In order for us to commercialize these products directly, we would need to develop, or obtain through outsourcing arrangements, the capability to execute all of these functions, market and sell products. We do not have these capabilities, and we may not be able to develop or otherwise obtain the requisite preclinical, clinical, regulatory, manufacturing, marketing and sales capabilities.

        In addition, disagreements with our Universal GeneTools® collaborators or strategic partners could develop over rights to our intellectual property with respect to our proprietary research activities. Any conflict with our collaborators or strategic partners could reduce our ability to enter into future collaboration or strategic partnering agreements and negatively impact our relationship with existing collaborators and strategic partners, which could reduce our revenue and delay or terminate our product development.

Our potential therapeutic products are subject to a lengthy and uncertain regulatory process, and if these potential products are not approved, we will not be able to commercialize those products.

        The FDA must approve any human therapeutic products based on ZFP TF technology before they can be marketed in the United States. The process for receiving regulatory approval is long and uncertain, and even if we had a potential product, this product may not withstand the rigors of testing under the regulatory approval processes.

        Before commencing clinical trials in humans, we must submit and receive approval from the FDA of an Investigational New Drug Application. Clinical trials are subject to oversight by institutional review boards and the FDA.

        In addition, we will also require approval from the Recombinant DNA Advisory Committee, or RAC, which is the advisory board to the National Institutes of Health, or NIH, focusing on clinical trials involving gene transfer.

        We have not submitted an application to the FDA or any other regulatory authority for any product candidate, and neither the FDA nor any other regulatory authority has approved any therapeutic, agricultural or industrial product candidate developed with our ZFP TF technology for commercialization in the United States or elsewhere.

If our competitors develop, acquire or market technologies or products that are more effective than ours, this would reduce or eliminate our commercial opportunity.

        Any products that we or our collaborators or strategic partners develop using our ZFP TF technology platform will participate in highly competitive markets. Even if we are able to generate ZFP TFs that achieve useful results, competing technologies may prove to be more effective or less expensive and in some cases, prove to be satisfactorily effective and less expensive which limits our revenue opportunities. Competing technologies may include other methods of regulating gene expression. ZFP TFs have broad application in the life sciences, and compete with a broad array of new technologies and approaches being applied to genetic research by many companies. Competitive technologies include those used to analyze the expression of genes in cells or tissues, determine gene function, discover new genes, analyze genetic information and regulate genes. Competing proprietary technologies with our product development focus include:

  •
  For ZFP Therapeutics: Small molecule drugs, Monoclonal Antibodies, recombinant proteins, RNA antisense and siRNA approaches

  •
  For our Enabling Technology Applications:

  •
  Universal GeneTools®: Antisense, siRNA

  •
  High throughput screening and antibody development: cDNA, naturally occurring cell lines

  •
  Protein production: Amplification

        In addition to possessing competing technologies, our competitors include biotechnology companies with:

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

Our Universal GeneTools® collaborators and strategic partners may decide to adopt alternative technologies or may be unable to develop commercially viable products using our technology, which would negatively impact our revenues and our strategy to develop these products.

        Our collaborators or strategic partners may adopt alternative technologies of our competitors which could decrease the marketability of our technology. Because many of our Universal GeneTools® collaborators or strategic partners are likely to be working on more than one research project, they could choose to shift their resources to projects other than those they are working on with us. If they do so, that would delay our ability to test our technology and would delay or terminate the development of potential products based on our gene regulation technology. Further, our collaborators and strategic partners may elect not to develop products arising out of our collaborative and strategic partnering arrangements or to devote sufficient resources to the development, manufacturing, marketing or sale of these products. If any of these events occur, we may not be able to develop our technologies or commercialize our products.

Our Universal GeneTools® collaboration agreements with companies are of limited scope, and if we are not able to expand the scope of our existing collaborations or enter into new ones, our revenues will be negatively impacted and our research initiatives may be slowed or halted.

        Our Universal GeneTools® collaborations permit us to introduce our technology to many companies by supplying them with a specified ZFP TF for a payment without licensing our technology. The collaboration agreements, however, are of limited scope. Under most of our current Universal GeneTools® collaborations we receive a payment for supplying ZFP TFs for gene targets specified by the companies. These companies are not obligated to make continuing payments to us in connection with their research efforts or to pursue any product development program with us. As a result, we may not develop long-term relationships with these companies that could lead to additional revenues. If we are not able to expand the scope of our existing collaborations or enter into new ones, we may have reduced revenues and be forced to slow or halt research initiatives.

Early commercial application in drug discovery research of our engineered ZFP TFs delivered to our Universal GeneTools® collaborators have not produced useful results in every case.

        In the past some of our Universal GeneTools® collaborators were unable to substantiate the effects of our gene regulation technology. Generally, failures were re-evaluated at Sangamo using our current approach of examining the local chromatin structure for accessible sites and then targeting ZFP TFs to these areas. In some cases, additional ZFP TFs were designed and tested for these targets, and data was generated at Sangamo, or by our partners, confirming the ability to regulate these targets. Sangamo now performs this more extensive validation on all Universal GeneTools® targets prior to use by external parties. However, there can be no assurance that we will be able to regulate all gene targets. Although we have been able to achieve targeted gene repression of numerous genes, the degree of repression is not always sufficient to allow our collaborators to realize their objectives. For example, one of our collaborators has advised us that while some of our ZFP TFs delivered to them repressed certain target gene sequences to a significant extent, the repression was not complete enough to warrant proceeding to develop additional ZFP TFs for this purpose. The same collaborator did advise us that positive results were achieved using our ZFP TFs to regulate other target gene sequences. If we are unsuccessful in engineering ZFP TFs that achieve positive results for our collaborators or strategic partners, this would significantly harm our business by reducing our revenues.

We may be unable to license gene transfer technologies that we may need to commercialize our ZFP TF technology.

        In order to regulate an endogenous gene, the ZFP TF must be efficiently delivered to a cell. We have licensed certain gene transfer technology for use with our Universal GeneTools® in pharmaceutical discovery. We are evaluating this and other technologies which may need to be used in the delivery of ZFP TFs into cells for in vitro and in vivo applications. However, we may not be able to license the gene transfer technologies required to develop and commercialize our ZFP TF technology. We have not developed our own gene transfer technologies and rely on our ability to enter into license agreements to provide us with rights to the necessary gene transfer technology. The inability to obtain a license to use gene transfer technologies with entities which own such technology on reasonable commercial terms, if at all, could delay or prevent the preclinical evaluation, clinical testing and/or commercialization of our therapeutic product candidates.

We anticipate continuing to incur operating losses for the next several years. If material losses continue for a significant period, we may be unable to continue our operations.

        We have generated operating losses since we began operations in 1995. The extent of our future losses and the timing of profitability are highly uncertain, and we expect to incur losses for the foreseeable future. We have been engaged in developing our ZFP TF technology since inception, which has and will continue to require significant research and development expenditures. To date, we have generated our revenues from Universal GeneTools® collaboration agreements, strategic partnership agreements and federal government research grants. As of December 31, 2002, we had an accumulated deficit of approximately $72.9 million. Even if we succeed in increasing our current product and research revenue or developing additional commercial products, we expect to incur losses for the foreseeable future. These losses will increase as we expand and extend our research and development activities into human therapeutic product development. If the time required to generate significant product revenues and achieve profitability is longer than we currently anticipate, we may not be able to sustain our operations.

We may be unable to raise additional capital should it become necessary, which would harm our ability to develop our technology and products.

        We have incurred significant operating losses and negative operating cash flows since inception and have not achieved profitability. We expect capital outlays and operating expenditures to increase over the next several years as we expand our infrastructure and research and therapeutic product development activities. While we believe our financial resources will be adequate to sustain our current operations for at least the next 24 months, if we are unable to generate adequate operating cash flows thereafter we may need to seek additional sources of capital through equity or debt financing. In addition, as we focus our efforts on proprietary human therapeutics, we will need to seek FDA approval of potential products, a process which could cost in excess of $100 million per product. We cannot be certain that we will be able to obtain financing on terms acceptable to us, or at all. If adequate funds are not available, our business and our ability to develop our technology and human therapeutic products would be harmed.

Our stock price has been volatile and may continue to be volatile, which could result in substantial losses for investors.

        Volatility in our common stock could cause you to incur substantial losses. An active public market for our common stock may not be sustained and the market price of our common stock may continue to be highly volatile. The market price of our common stock has fluctuated significantly historically and may fluctuate in the future in response to the following factors, some of which are beyond our control:

  •
  changes in market valuations of similar companies;

  •
  deviations in our results of operations from the guidance given by us or estimates of securities analysts;

  •
  announcements by us or our competitors of new or enhanced products, technologies or services or significant contracts, acquisitions, strategic relationships, joint ventures or capital commitments;

  •
  regulatory developments;

  •
  additions or departures of key personnel; and

  •
  future sales of our common stock or other securities by management or directors, liquidation of institutional funds that comprised large holdings of Sangamo stock.

Our quarterly results will fluctuate.

        We believe that period-to-period comparisons of our results of operations are not necessarily meaningful and should not be relied upon as indicators of future performance. The variability of receipt of funds from corporate partners, as well as revenue recognition accounting rules, including the SEC staff accounting bulletin No. 101, will lead to quarterly fluctuations in our revenue. We generally operate with limited backlog in our Universal GeneTools® business because our ZFP TFs are typically designed and engineered as orders are received. Universal GeneTools® sales are also difficult to forecast because demand varies substantially from customer to customer and from period to period. We have recently begun shifting our commercial development focus from Universal GeneTools® collaborations to higher value strategic partnerships with selected pharmaceutical and biotechnology companies. While strategic partnerships may provide us with committed quarterly research funding, the signing of such deals, and the subsequently initiation of revenue recognition, is also uncertain.

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

        We are a small company with 74 employees as of February 21, 2003, and our success depends on our continued ability to attract, retain and motivate highly qualified management and scientific personnel, and our ability to develop and maintain important relationships with leading academic and other research institutions and scientists. Competition for personnel and academic and other research collaborations is intense. The success of our technology development programs depends on our ability to attract and retain highly trained personnel. If we lose the services of personnel with these types of skills, it could impede significantly the achievement of our research and development objectives. If we fail to negotiate additional acceptable collaborations with academic and other research institutions and scientists, or if our existing collaborations are unsuccessful, our technology development programs may be delayed or may not succeed.

        In the past, the scope of our needs was somewhat limited to the expertise of personnel able to engineer ZFP TFs and apply them to gene regulation. However, as we move our ZFP Therapeutics programs forward, we will need to hire additional personnel and develop additional academic collaborations as we continue to expand our research and development activities into ZFP Therapeutics. To this end, in February 2003, we appointed J. Tyler Martin, M.D. as Vice President, Development, who will have responsibility for preclinical and clinical development of Sangamo's ZFP Therapeutics programs and products. The successful development of our ZFP Therapeutics programs will require additional significant new hires and will require existing management to develop additional expertise. We do not know if we will be able to attract, retain or motivate the required personnel to achieve our goals.

If conflicts arise between us and our collaborators, strategic partners, scientific advisors or directors, these parties may act in their self-interest, which may limit our ability to implement our strategies.

        If conflicts arise between our corporate or academic collaborators, strategic partners or scientific advisors or directors, and us the other party may act in its self-interest which may limit our ability to implement our strategies. Some of our Universal GeneTools® or academic collaborators or strategic partners are conducting multiple product development efforts within each area that is the subject of the collaboration with us. Our collaborators or strategic partners, however, may develop, either alone or with others, products in related fields that are competitive with the products or potential products that are the subject of these collaborations. Competing products, either developed by the collaborators or strategic partners or to which the collaborators or strategic partners have rights, may result in their withdrawal of support for our product candidates.

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

  •
  the patents of others will not have an adverse effect on our ability to do business;

  •
  others will not independently develop similar or alternative technologies or reverse engineer any of our products, processes or technologies;

  •
  any of our pending patent applications will result in issued patents;

  •
  any patents issued or licensed to us or our Universal GeneTools® collaborators or strategic partners will provide a basis for commercially viable products or will provide us with any competitive advantages or will not be challenged and invalidated by third parties; or

  •
  we will develop additional products, processes or technologies that are patentable.

        Others have filed and in the future are likely to file patent applications that are similar to ours. We are aware that there are academic groups and other companies that are attempting to develop technology which is based on the use of zinc finger and other DNA-binding proteins, and that these groups and companies have filed patent applications. Several patents have been issued, although we have no current plans to use the associated inventions. Holders of these patents or holders of patents that may issue may bring an infringement action against our collaborators, strategic partners or us claiming damages and seeking to enjoin commercial activities relating to the affected products and processes. The costs of litigating the claim could be substantial. Moreover, we cannot predict whether our Universal GeneTools® collaborators, strategic partners or we would prevail in any actions. In addition, if the relevant patent claims were upheld as valid and enforceable and our products or processes were found to infringe the patent or patents, we could be prevented from making, using or selling the relevant product or process unless we could obtain a license or were able to design around the patent claims. While we believe that our proprietary intellectual property would give us substantial leverage to secure a cross-license, it is uncertain that any license required under that patent or patents would be made available on commercially acceptable terms, if at all. We believe that there may be significant litigation in the genomics industry regarding patent and other intellectual property rights, which could subject us to litigation. If we become involved in litigation, it could consume a substantial portion of our managerial and financial resources.

        In the past, we have received unsolicited invitations to license existing patented technology from a number of third parties, at least one of which contained an allegation of infringement. No litigation is being threatened and no license fees have been proposed. Upon careful analysis of each of these technologies, we have determined that we already own rights to these technologies or that our scientific and commercial interests would not benefit from the acquisition of rights to these technologies. Further, we believe that the making, using or selling of our products and processes need not infringe any claims in the proffered patents. Accordingly, we have declined to enter into license negotiations with these parties. We cannot assure you, however, that these parties will not bring future actions against us, our collaborators or strategic partners alleging infringement of their patents. As detailed above, the outcome of any litigation, particularly lawsuits involving biotechnology patents, is difficult to predict and likely to be costly regardless of the outcome and the risks of a negative impact on our business can neither be clearly defined nor entirely eliminated.

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

        Our Universal GeneTools® collaborators, strategic partners and scientific advisors have rights to publish data and information in which we may have rights. If we cannot maintain the confidentiality of our technology and other confidential information in connection with our collaborations and strategic partnerships, then we may not be able to receive patent protection or protect our proprietary information. See "Business—Intellectual Property and Technology Licenses."

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

        Even if regulatory clearance of a product is granted, this clearance is limited to those specific states and conditions for which the product is useful as demonstrated through clinical trials. We cannot ensure that any therapeutic product developed by us, alone or with others, will prove to be safe and effective in clinical trials and will meet all of the applicable regulatory requirements needed to receive marketing clearance in a given country.

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

        Genetically engineered products are currently subject to public debate and heightened regulatory scrutiny, either of which could prevent or delay production of agricultural products. We may develop genetically engineered agricultural products for ourselves or with our strategic partners. The field-testing, production and marketing of genetically engineered plants and plant products are subject to federal, state, local and foreign governmental regulation. Regulatory agencies administering existing or future regulations or legislation may not allow production and marketing of our genetically engineered products in a timely manner or under technically or commercially feasible conditions. In addition, regulatory action or private litigation could result in expenses, delays or other impediments to our product development programs or the commercialization of resulting products.

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

        The interest of management could conflict with the interest of our other stockholders. Our executive officers, directors and principal stockholders beneficially own, in the aggregate, fifty-seven percent of our outstanding common stock. As a result, these stockholders, if they choose to act together, will be able to have a material impact on all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This could have the effect of delaying or preventing a change of control of Sangamo, which in turn could reduce the market price of our stock.

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

PART II

Item 5. Market for the Registrant's Common Stock and Related Stockholder Matters

        Our common stock has traded on the Nasdaq National Market under the symbol "SGMO" since our initial public offering on April 6, 2000. The high and low closing prices of our common stock for each quarterly period during the last two fiscal years as reported by the Nasdaq National Market were as follows:

Common Stock

	Price
	High	Low
Year ended December 31, 2001
First Quarter	$25.50	$9.88
Second Quarter	$18.64	$6.63
Third Quarter	$15.50	$5.52
Fourth Quarter	$9.75	$6.00
Year ended December 31, 2002
First Quarter	$10.25	$7.57
Second Quarter	$9.20	$3.99
Third Quarter	$6.24	$1.65
Fourth Quarter	$4.95	$1.30

Holders

        As of February 28, 2003 there were approximately 116 stockholders of record of Sangamo's common stock.

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

        Sangamo received net proceeds of approximately $47.4 million, after deducting offering expenses of $5.1 million. Offering expenses included underwriting discounts and commissions of $3.7 million and other offering expenses of $1.4 million. None of the offering expenses represented direct or indirect payments to directors, officers or general partners of Sangamo or their associates, to persons owning 10 percent or more of any class of equity securities of Sangamo or to affiliates of Sangamo.

        As of March 15, 2003, Sangamo has used the net proceeds from its public offering of common stock to invest in short-term and long-term, interest bearing, investment grade securities, to purchase capital equipment and to fund the general operations of the company. Sangamo intends to use the net proceeds of the offering for research and development and general corporate purposes. A portion of the net proceeds may also be used to acquire or invest in complementary businesses or products or to obtain the right to use complementary technologies. Sangamo has no agreements or commitments with respect to any such acquisition or investments and Sangamo is not currently engaged in any material negotiations with respect to any such transaction. None of the net proceeds of the offering is expected to be paid directly or indirectly to directors or officers of the Company or their associates, to persons owning 10 percent or more of any class of equity securities of the Company or to affiliates of the Company.

Item 6. Selected Consolidated Financial Data

        The following Selected Financial Data should be read in conjunction with "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Item 8. Financial Statements and Supplementary Data" included elsewhere in this Annual Report on Form 10-K.

SELECTED FINANCIAL DATA

	Year Ended December 31,
	2002	2001	2000	1999	1998
	(in thousands, except per share data)
Statement of Operations Data:
Total revenues	$4,343	$4,885	$3,433	$2,182	$2,038

Operating expenses:
Research and development*	13,363	15,514	11,347	4,266	4,259
General and administrative*	4,164	4,750	4,569	1,822	1,237
Restructuring charge (1)	371	—	—	—	—
Goodwill impairment (2)	15,250	—	—	—	—
Patent impairment (2)	2,760	—	—	—	—
Acquired in-process research and development	—	13,062	—	—	—

Total operating expenses	35,908	33,326	15,916	6,088	5,496

Loss from operations	(31,565)	(28,441)	(12,483)	(3,906)	(3,458)
Interest income, net	1,366	3,192	3,417	131	173
Other income	435	—	—	—	—

Net loss	(29,764)	(25,249)	(9,066)	(3,775)	(3,285)
Deemed dividend upon issuance of convertible preferred stock	—	—	(1,500)	(4,500)	—

Net loss attributable to common stockholders	$(29,764)	$(25,249)	$(10,566)	$(8,275)	$(3,285)

Basic and diluted net loss per common share	$(1.22)	$(1.09)	$(0.61)	$(1.38)	$(0.56)

Shares used in computing basic and diluted net loss per common share	24,493	23,120	17,383	5,991	5,843

(1)
See Note 3 in the footnotes to consolidated financial statements

(2)
See Notes 1, 4 and 5 in the footnotes to consolidated financial statements

*
Included in operating expenses were the following stock-based compensation expenses (for more information, see section entitled "Stock-Based Compensation" in footnotes to financial statements):

	Year Ended December 31,
	2002	2001	2000	1999	1998
	(in thousands)
Stock Based Compensation:
Research and development stock based compensation	$1,150	$2,562	$2,885	$275	$202
General and administrative stock based compensation	349	1,112	1,967	244	208

Total stock based compensation	$1,499	$3,674	$4,852	$519	$410

	As of December 31,
	2002	2001	2000	1999	1998
	(in thousands)
Balance Sheet Data:
Cash, cash equivalents, investments, and interest receivable	$52,575	$62,560	$64,681	$7,503	$3,058
Working capital	52,115	61,102	64,477	7,206	3,161
Total assets	56,227	85,017	68,925	9,162	4,032
Long-term debt	—	—	—	250	250
Accumulated deficit	(72,864)	(43,100)	(17,851)	(8,785)	(5,010)
Total stockholders' equity	54,246	82,349	66,890	7,882	3,404

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

        The discussion in "Management's Discussion and Analysis of Financial Condition and Results of Operations" contains trend analysis, estimates and other forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements include, without limitation, statements containing the words "believes," "anticipates," "expects," "continue," and other words of similar import or the negative of those terms or expressions. Such forward-looking statements are subject to known and unknown risks, uncertainties, estimates and other factors that may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Actual results could differ materially from those set forth in such forward-looking statements as a result of, but not limited to, the "Risk Factors" described in Part I, Item 1. You should read the following discussion and analysis along with the "Selected Financial Data" and the financial statements and notes attached to those statements included elsewhere in this report.

Overview

        We were incorporated in June 1995. From our inception through December 31, 2002, our activities related primarily to establishing and operating a biotechnology research and development organization and developing relationships with our corporate collaborators. Our scientific and business development endeavors currently focus on novel transcription factors for the regulation of gene expression. We have incurred net losses since inception and expect to incur losses in the future as we continue our research and development activities. To date, we have funded our operations primarily through the issuance of equity securities, borrowings, payments from federal government research grants and from corporate collaborators and strategic partners. As of December 31, 2002, we had an accumulated deficit of $72.9 million.

        Our revenues have consisted primarily of revenues from our corporate partners for ZFP TFs, contractual payments from strategic partners for research programs and research milestones, and Federal government research grant funding. We expect revenues will continue to fluctuate from period to period and there can be no assurance that new collaborations or partner fundings will continue beyond their initial terms.

        Research and development expenses consist primarily of salaries and related personnel expenses, laboratory supplies, allocated facilities costs, subcontracted research expenses, and intellectual property prosecution and license expenses. Research and development costs incurred in connection with company collaborator funded activities are expensed as incurred. We believe that continued investment in research and development is critical to attaining our strategic objectives. We expect these expenses will increase significantly in the future as we continue to develop our ZFP TF technology platform and pursue ZFP Therapeutic leads. Additionally, in order to develop ZFP TFs as commercially relevant therapeutics, we expect to expend additional resources for regulatory and clinical expertise.

        General and administrative expenses consist primarily of salaries and related personnel expenses for executive, finance and administrative personnel, professional fees, allocated facilities costs and other general corporate expenses. As we pursue commercial development of our therapeutic leads we expect the business aspects of the Company to become more complex. We may be required in the future to add personnel and incur additional costs related to the maturity of our business.

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

        Revenue Recognition.    Accounting for revenue from funding of research activities, sale of ZFP TFs, payment of upfront fees, and achievement of contract-specific milestones involves management making estimates and judgments. We recognize revenues from research collaboration agreements as earned upon achievement of the performance requirements of the agreements. Our collaboration agreements generally provide for research funding in defined research programs. Revenue related to these payments is earned when the work has been completed or delivery has occurred, the relative funding is fixed or determinable and collectibility is reasonably assured. Payments received that are related to future performance are deferred and recognized as revenue as the performance requirements are fulfilled. Our revenue recognition involves determination of the period of continuing involvement, assessment of scientific progress, allocation of value to individual elements of multiple element arrangements and estimates regarding timing, level of effort and direct and indirect costs of work associated with the revenue.

        Stock-Based Compensation.    We utilize stock and stock options as one means of compensating employees, consultants and others. Although this practice has no cash consequence, the accounting for stock-based compensation can, under certain circumstances, result in a significant charge to our financial statements. We amortize deferred stock compensation over the respective employee vesting period using the graded vesting method. Subsequently, if employees terminate during the vesting period of the stock-based compensation, adjustments or reversals of previous charges are recognized upon termination. Charges for stock-based compensation are expected to decrease in the future as deferred compensation related to our initial public offering and our acquisition of Gendaq are fully amortized. However, if new accounting pronouncements require or we choose to abandon Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and instead adopt financial reporting under Financial Accounting Standards Board Statement No. 123, "Accounting for Stock-Based Compensation" ("FAS 123") then future charges for stock-based compensation would increase materially.

        Goodwill and Patents Impairment.    In connection with our acquisition of Gendaq Limited, in accordance with an independent valuation, we allocated $15.3 million to goodwill and $3.4 million to patents with estimated useful lives of 7 years, the term of expected benefit. The valuation in connection with the initial purchase price allocation and the ongoing evaluation for impairment of goodwill and intangible assets requires significant management estimates and judgment. The purchase price allocation process requires management estimates and judgment as to expectations for various products and business strategies. If any of the significant assumptions differ from the estimates and judgments used in the purchase price allocation, this could result in different valuations for goodwill and intangible assets. Once the purchase price allocation is established, we must test goodwill annually for impairment using a two-step process as required by FAS No. 142 "Goodwill and Other Intangible Assets." In addition, in certain circumstances, we must assess if goodwill should be tested for impairment between annual tests. Intangible assets with definite useful lives must be tested for impairment in accordance with FAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets." When we conduct our impairment tests for goodwill and intangibles, factors that are considered important in determining whether impairment might exist include significant continued under-performance compared to peers, significant changes in our underlying business and products, or other factors specific to each asset being evaluated. Any changes in key assumptions about the business and its prospects, or changes in market conditions or other externalities, could result in an impairment charge and such a charge could have a material adverse effect on our consolidated results of operations.

        We performed the first of the required annual impairment tests for goodwill as of September 30, 2002, which resulted in a one-time charge being taken for the entire balance of goodwill of $15.3 million. Given that goodwill was determined to be impaired, we also assessed our long lived assets for impairment at that time, resulting in an additional one-time charge of $2.8 million being taken for the entire unamortized balance of patents.

Acquisition of Gendaq

        On July 4, 2001, we completed our acquisition of Gendaq Limited, a privately held biotechnology company located in the United Kingdom. We issued 2,124,638 shares of common stock in exchange for 100% of the outstanding shares of Gendaq's common stock. We also reserved a total of 125,366 shares for issuance upon exercise of outstanding Gendaq stock options, which were assumed in the transaction. Gendaq had a research and development organization with a focus and research activities similar to ours. In February 2002, we made the decision to begin consolidation of our Gendaq operations from the United Kingdom to our Richmond, California headquarters. The decision followed a post-acquisition review that was initiated in October 2001 where we evaluated technology, personnel, costs, and various alternatives to maximize the synergy between Sangamo and Gendaq. As this review was initiated after the acquisition was completed, and the final decision to consolidate was not made until February 2002, the decision had no impact on our accounting for the acquisition reported in 2001. The Gendaq facility was closed September 30, 2002.

Results of Operations

  Years Ended December 31, 2002, 2001 and 2000

        Total revenues.    Total revenues consisted of revenues from collaboration agreements, strategic partnerships and federal government research grants. Revenues from our corporate collaboration and strategic partnering agreements were $4.1 million in 2002, compared to $4.7 million in 2001, and $2.7 million in 2000. The increases in 2002 and 2001 over 2000 were principally attributable to revenues recognized from a therapeutics partnership signed with Edwards Lifesciences Corporation ("Edwards") in January 2000 and extended in November 2002 as well as incremental Universal GeneTools® agreements signed during both years. Revenues decreased from 2001 to 2002 by $542,000 as a function of less revenues recognized from collaborative agreements and strategic partnerships partially offset by increased grant revenues. For 2002, the largest portion of revenue from the Edwards partnership was for extended research and development funding. Revenues attributable to milestone achievement and collaborative research and development performed under the Edwards agreement were $2.0 million, $2.5 million and $945,000 for 2002, 2001 and 2000, respectively. Costs of the Edwards partnership approximated revenues. We expect revenues from strategic partnerships to continue to increase as additional agreements are signed or existing agreements are expanded. Federal government research grant revenues were $237,000 in 2002, $155,000 in 2001, and $688,000 in 2000. The increase in 2002 represented the continuation of a grant which began in 2001 in addition to a new grant begun approximately mid-year. The decrease in 2001 was principally due to an increased focus on corporate collaborations as existing federal research government grants ended. We plan to continue to apply for federal government research grants.

        Research and development expenses.    Research and development expenses were $13.4 million in 2002, compared to $15.5 million in 2001, and $11.3 million in 2000. The decrease in 2002 was due principally to the consolidation of the research activities at Gendaq, our wholly owned U.K. subsidiary, into our Richmond operations. The increase in 2001 was primarily due to the acquisition of Gendaq which increased research and development staffing and resulted in higher personnel and associated laboratory supply costs. Included in research and development expenses was $1.1 million, $2.6 million, and $2.9 million in 2002, 2001 and 2000, respectively, in stock-based compensation expense, which decreased year over year as a result of the application of the graded vesting method of deferred compensation amortization.

        Our current research and development programs are focused on the advancement of our ZFP TF technology for several potential applications. Among these are ZFP-Therapeutics for cardiovascular disease, cancer and neuropathic pain, ZFP TF-engineered cell lines for drug screening, antibody development and enhancement of the production yields of protein pharmaceuticals, ZFP TFs for the discovery and validation of genes and drug targets, and ZFP TFs for applications in agricultural biotechnology.

        Below is a summary of our programs and the development phase of the leading application:

PROGRAM	PHASE
ZFP-Therapeutics®	Preclinical
ZFP-targeted gene correction	Research
ZFP TF-engineered cell lines for small molecule drug discovery	Research/Marketing
ZFP TF-engineered cell lines for therapeutic human monoclonal antibody development	Research/Marketing
ZFP TF-engineered cell lines for the manufacturing of protein pharmaceuticals	Research/Marketing
Discovery and validation of gene targets (Universal GeneTools®)	Marketing
In vivo research models	Research
Agricultural biotechnology	Research

        General and administrative expenses.    General and administrative expenses were $4.2 million in 2002, as compared to $4.8 million in 2001, and $4.6 million in 2000. Included in general and administrative expenses was $349,000, $1.1 million, and $2.0 million in 2002, 2001, and 2000, respectively, of stock-based compensation expense. The increase in general and administrative expenses, other than stock-based compensation expense, from 2000 to 2001 and 2002 was due to additional costs associated with being a public company, as well as incremental personnel costs to support our expanded research and development activities and development of our ZFP TF technology. We expect that general and administrative expenses will increase in the future to support continued growth of our research and development efforts.

        Restructuring charge.    Restructuring charges of $371,000 related to the closure of the Gendaq facility were recorded in 2002. These expenses primarily represent incremental employee restructuring costs and a loss on disposal of fixed assets of $74,000.

        Impairment charges.    During 2002, in accordance with FAS No. 142, the Company performed the required two-step annual impairment test of goodwill. In the first step of the analysis, we compared the carrying value of the Company to its fair value and determined that goodwill was impaired. The fair value of the Company was determined using the income approach. The income approach focuses on the income-producing capability of an asset, measuring the current value of the asset by calculating the present value of its future economic benefits such as cash earnings, cost savings, tax benefits and proceeds from disposition incorporating current equity market conditions in the United States, industry-specific volatility factors, general equity market forecasts, the risk-free rate for the use of funds and the expected rate of inflation. The Company recognized an impairment charge of $15.3 million, representing the entire capitalized balance of goodwill at the time of the test.

        FAS 142 requires that if an impairment test of goodwill and any other asset is required at the same time, impairment tests of all other assets should be completed and reflected in the carrying value of the Company prior to the completion of the goodwill impairment test. If it is determined that an asset is not recoverable, FAS 144 directs that an impairment loss should be recognized based on the excess of its carrying value over its fair value. Impairment tests of the Company's long-lived assets were conducted in accordance with FAS 144. Based upon the results of this review, we concluded that the carrying amount of patents was not recoverable. The Company recognized an impairment loss of $2.8 million, representing the entire unamortized balance of patents. Management assessed all other assets as being recoverable.

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

        The forecast data in the analysis was based on internal product level forecast information maintained by management in the ordinary course of managing the business. The inputs used in analyzing in-process research and development were based on assumptions, which management believed to be reasonable but which are inherently uncertain and unpredictable. These assumptions may be incomplete or inaccurate, and no assurance can be given that unanticipated events and circumstances will not occur.

        A brief description of projects that were included in the in-process research and development charge is set forth below. Projects subsequently added to the research and development pipeline are not included. Since the acquisition date, there has been no significant progress in the development of the projects listed. At the time of the acquisition, management estimated that research and development expenditures of at least $30 to $35 million will be required to complete the in-process projects.

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

				$13.1

        Interest income, net.    Net interest income was $1.4 million in 2002, as compared to $3.2 million in 2001, and $3.4 million in 2000. The decline from 2001 to 2002 reflects lower cash and investment balances (due to the utilization of cash to fund operations) and declining interest rates in 2002.

        Other income.    During 2002, we recognized a net gain of $435,000 on foreign currency translations. Of that gain, $367,000 represents cumulative currency translation recognized as a result of the closure of our Gendaq facility in the U.K. Prior to the closure of our Gendaq facility currency translation gains or losses were reported as a component of equity.

        We incurred net operating losses in 2002, 2001, and 2000, and consequently we did not pay any federal, state or foreign income taxes.

Deemed Dividend Upon Issuance of Convertible Preferred Stock

        In January 2000, we sold 333,333 shares of Series C convertible preferred stock for net proceeds of $1.5 million. Subsequent to the commencement of the initial public offering process, Sangamo re-evaluated the fair value of its common stock as of January 2000. Accordingly, the incremental fair value, limited to the amount of the proceeds received of $1.5 million, is deemed to be the equivalent of a preferred stock dividend. Sangamo recorded the deemed dividend at the date of issuance by offsetting charges and credits to preferred stock, without any effect on total stockholders' equity. The preferred stock dividend increases the loss applicable to common stockholders in the calculation of basic net loss per share for the year ended December 31, 2000.

Liquidity and Capital Resources

        Since inception, we have financed our operations primarily through the sale of equity securities, payments from corporate collaborators, federal government research grants and financing activities such as a bank line of credit. As of December 31, 2002, we had cash, cash equivalents, investments and interest receivable totaling $52.6 million.

        Net cash used in operating activities was $9.7 million in 2002, $6.1 million in 2001, and $3.6 million in 2000. In all periods, net cash used in operating activities was primarily due to funding of net operating losses.

        Net cash provided by (used in) investing activities was $19.3 million in 2002, $2.8 million in 2001, and $(47.8) million in 2000. Included in 2001 was $4.7 million of net cash acquired in the Gendaq acquisition. Cash was used during these periods to purchase investments and property and equipment and was offset by the maturities and sale of available-for-sale securities.

        Net cash provided by financing activities during 2002 and 2001 was $184,000 and $662,000, respectively, primarily from proceeds from issuance of common stock. Net cash provided by financing activities during 2000 was $61.3 million, primarily as a result of the company's initial public offering as well as proceeds received from issuance of convertible notes which converted at the time of our initial public offering.

        We believe that the available cash resources, funds received from corporate collaborators, strategic partners and federal government research grants will be sufficient to finance our operations for at least two years.

        As of December 31, 2002, we had federal and state net operating loss carryforwards of approximately $27 million and $7 million, respectively, to offset any future taxable income. We also had federal and state research and development tax credit carryforwards of approximately $400,000 and $410,000, respectively. If not used, net operating loss and credit carryforwards will begin to expire in 2011. Use of the net operating losses and credits may be subject to a substantial annual limitation due to ownership change limitations provided by the Internal Revenue Code of 1986. The annual limitation may result in the expiration of our net operating losses and credits before they can be used. Also, if we do not become profitable, we will not be able to use these net operating losses and credits.

Contractual Obligations and Commercial Commitments

        As of December 31, 2002 we had contractual obligations and commercial commitments as follows (in thousands):

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years
Operating leases	$1,028	$613	$415
Unconditional purchase obligations	162	162	—
License obligations	416	319	97

Total contractual obligations	$1,606	$1,094	$512

        Operating leases consist of base rents for facilities we occupy in Richmond, California.

        Unconditional purchase obligations consist of a commitment to purchase a specified volume of services in 2003 from one of our vendors.

        License obligations consist of ongoing license maintenance fees and royalties due from sales of ZFP TFs.

Recent Accounting Pronouncements

        In June 2002, the FASB issued Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities ("FAS 146"). FAS 146 eliminates Emerging Issues Task Force Issue No. 94-3 "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)." Under FAS 146,

liabilities for costs associated with an exit or disposal activity are recognized when the liabilities are incurred, and fair value is the objective for initial measurement of the liabilities. This Statement is effective for exit or disposal activities initiated after December 31, 2002. The provisions of FAS No. 146 are required to be applied prospectively after the adoption date to newly initiated exit activities, and may affect the timing of recognizing future restructuring costs, as well as the amounts recognized.

        In November 2002, the FASB issued Interpretation No. 45 ("FIN 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN 45 elaborates on the existing disclosure requirements for most guarantees, including residual value guarantees issued in conjunction with operating lease agreements. It also clarifies that at the time a company issues a guarantee, the company must recognize an initial liability for the fair value of the obligation it assumes under that guarantee and must disclose that information in its interim and annual financial statements. The initial recognition and measurement provisions apply on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. Our adoption of FIN 45 did not have a material impact on our consolidated financial statements.

        In November 2002, the Financial Accounting Standards Board issued Emerging Issues Task Force Issue No. 00-21 ("EITF 00-21"), "Revenue Arrangements with Multiple Deliverables." EITF 00-21 addresses certain aspects of the accounting by a company for arrangements under which it will perform multiple revenue-generating activities. EITF 00-21 addresses when and how an arrangement involving multiple deliverables should be divided into separate units of accounting. EITF 00-21 provides guidance with respect to the effect of certain customer rights due to company nonperformance on the recognition of revenue allocated to delivered units of accounting. EITF 00-21 also addresses the impact on the measurement and/or allocation of arrangement consideration of customer cancellation provisions and consideration that varies as a result of future actions of the customer or the company. Finally, EITF 00-21 provides guidance with respect to the recognition of the cost of certain deliverables that are excluded from the revenue accounting for an arrangement. The provisions of EITF 00-21 will apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. Sangamo is currently evaluating the effect that the adoption of EITF 00-21 will have on its consolidated financial statements.

        In December 2002, the FASB issued Statement No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure." FAS 148 amends FAS 123 "Accounting for Stock-Based Compensation" to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, FAS 148 amends the disclosure requirements of FAS 123 to require more prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The additional disclosure requirements of FAS 148 are effective for fiscal years ending after December 15, 2002. We have elected to continue to follow the intrinsic value method of accounting as prescribed by Accounting Principles Board Opinion No. 25 ("APB 25"), "Accounting for Stock Issued to Employees," to account for employee stock options.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

        Our exposure to market risk for changes in interest rates relates primarily to our cash equivalents and investments. The investments are available for sale. We do not use derivative financial instruments in our investment portfolio. We attempt to ensure the safety and preservation of our invested funds by limiting default and market risks. Our cash and investments policy emphasizes liquidity and preservation of principal over other portfolio considerations. We select investments that maximize interest income to the extent possible within these guidelines. We satisfy liquidity requirements by investing excess cash in securities with different maturities to match projected cash needs and limit concentration of credit risk by diversifying our investments among a variety of high credit-quality issuers. We mitigate default risk by investing in only investment-grade securities. The portfolio includes marketable securities with active secondary or resale markets to ensure portfolio liquidity. All investments have a fixed interest rate and are carried at market value, which approximates cost. If market interest rates were to increase by 1 percent from December 31, 2002, the fair value of our portfolio would decline by less than $200,000. The modeling technique used measures the change in fair values arising from an immediate hypothetical shift in market interest rates and assumes ending fair values include principal plus accrued interest. Our exposure to foreign currency exchange risk is immaterial.

Item 8. Financial Statements and Supplementary Data

SANGAMO BIOSCIENCES, INC.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Stockholders
Sangamo BioSciences, Inc.

        We have audited the accompanying consolidated balance sheets of Sangamo BioSciences, Inc. as of December 31, 2002 and 2001, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2002. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Sangamo BioSciences, Inc. at December 31, 2002 and 2001, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States.

                      /s/ Ernst & Young LLP

Palo Alto, California
January 29, 2003

SANGAMO BIOSCIENCES, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	December 31,
	2002	2001
Assets
Current assets:
Cash and cash equivalents	$17,639	$7,644
Marketable securities	34,504	53,950
Interest receivable	432	966
Accounts receivable	1,098	763
Prepaid expenses	423	447

Total current assets	54,096	63,770
Property and equipment, net	1,793	2,799
Patents	—	3,120
Goodwill	—	15,250
Other assets	338	78

Total assets	$56,227	$85,017

Liabilities and stockholders' equity
Current liabilities:
Accounts payable and accrued liabilities	$937	$1,261
Accrued compensation and employee benefits	669	671
Equipment loan	—	285
Deferred revenue	375	451

Total liabilities	1,981	2,668

Commitments and contingencies
Stockholders' equity:
Common stock, $0.01 par value; 80,000,000 shares authorized, 24,740,713 and 24,482,050 shares issued and outstanding at December 31, 2002 and 2001, respectively	127,234	127,161
Deferred stock compensation	(231)	(2,125)
Accumulated deficit	(72,864)	(43,100)
Accumulated other comprehensive income	107	413

Total stockholders' equity	54,246	82,349

Total liabilities and stockholders' equity	$56,227	$85,017

See accompanying Notes to Consolidated Financial Statements.

SANGAMO BIOSCIENCES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Year ended December 31,
	2002	2001	2000
Revenues:
Collaboration agreements	$4,106	$4,730	$2,745
Federal government research grants	237	155	688

Total revenues	4,343	4,885	3,433
Operating expenses:
Research and development (includes stock-based compensation expense of $1,150, $2,562, and $2,885 for 2002, 2001 and 2000, respectively)	13,363	15,514	11,347
General and administrative (includes stock-based compensation expense of $349, $1,112, and $1,967 for 2002, 2001 and 2000, respectively)	4,164	4,750	4,569
Restructuring charge	371	—	—
Goodwill impairment	15,250	—	—
Patent impairment	2,760	—	—
Acquired in-process research and development	—	13,062	—

Total operating expenses	35,908	33,326	15,916

Loss from operations	(31,565)	(28,441)	(12,483)
Interest income, net	1,366	3,192	3,417
Other income	435	—	—

Net loss	(29,764)	(25,249)	(9,066)
Deemed dividend upon issuance of convertible preferred stock	—	—	(1,500)

Net loss attributable to common stockholders	$(29,764)	$(25,249)	$(10,566)

Basic and diluted net loss per common share	$(1.22)	$(1.09)	$(0.61)

Shares used in computing basic and diluted net loss per common share	24,493	23,120	17,383

See accompanying Notes to Consolidated Financial Statements.

SANGAMO BIOSCIENCES, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

(In thousands, except share amounts)

	Convertible Preferred Stock
			Common Stock		Note Receivable from Stockholder			Accumulated Other Comprehensive Income
						Deferred Stock Compensation	Accumulated Deficit		Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balances at December 31, 1999	4,855,917	$15,187	6,132,060	$3,258	$(125)	$(1,736)	$(8,785)	$83	$7,882
Issuance of common stock upon exercise of options and warrants, net of repurchases	—	—	1,156,192	706	—	—	—	—	706
Issuance of common stock for services rendered	—	—	72,062	1,081	—	—	—	—	1,081
Issuance of preferred stock upon exercise of warrants	28,158	61	—	—	—	—	—	—	61
Issuance of preferred stock net of issuance costs	333,333	1,500	—	—	—	—	—	—	1,500
Conversion of preferred stock into common stock	(5,217,408)	(16,748)	10,434,816	16,748	—	—	—	—	—
Conversion of notes payable and interest into common stock	—	—	842,454	12,637	—	—	—	—	12,637
Issuance of common stock in initial public offering, net of issuance costs of $5,104	—	—	3,500,000	47,396	—	—	—	—	47,396
Issuance of common stock under employee stock purchase plan	—	—	9,807	125	—	—	—	—	125
Forgiveness of note receivable to stockholder	—	—	—	—	62	—	—	—	62
Issuance of note receivable to stockholder	—	—	—	—	(400)	—	—	—	(400)
Deferred stock compensation	—	—	—	6,778	—	(6,778)	—	—	—
Amortization of deferred stock compensation and vesting of non-qualified stock options	—	—	—	1,035	—	3,817	—	—	4,852
Comprehensive loss:
Unrealized gain on investments	—	—	—	—	—	—	—	54	54
Net loss	—	—	—	—	—	—	(9,066)	—	(9,066)

Comprehensive loss									(9,012)

Balances at December 31, 2000	—	—	22,147,391	89,764	(463)	(4,697)	(17,851)	137	66,890
Issuance of common stock upon exercise of options and warrants, net of repurchases	—	—	195,842	369	—	—	—	—	369
Issuance of common stock under employee stock purchase plan	—	—	35,679	321	—	—	—	—	321
Issuance of common stock for purchase of Gendaq	—	—	2,124,638	34,874	—	—	—	—	34,874
Assumption of Gendaq common stock options, less intrinsic value of unvested options	—	—	—	1,734	—	(684)	—	—	1,050
Repayment of note receivable from stockholder	—	—	(17,900)	(267)	267	—	—	—	—
Repayment of note receivable from employee	—	—	(3,600)	(53)	—	—	—	—	(53)
Forgiveness of notes receivable from stockholder	—	—	—	—	196	—	—	—	196
Amortization of deferred stock compensation and vesting of non-qualified stock options	—	—	—	596	—	3,079	—	—	3,675
Reversal of deferred compensation due to employee terminations	—	—	—	(177)	—	177	—	—	—
Comprehensive loss:
Unrealized gain on investments	—	—	—	—	—	—	—	129	129
Translation adjustment								147	147
Net loss	—	—	—	—	—	—	(25,249)	—	(25,249)

Comprehensive loss									(24,973)

Balances at December 31, 2001	—	—	24,482,050	127,161	—	(2,125)	(43,100)	413	82,349
Issuance of common stock upon exercise of options and warrants, net of repurchases	—	—	176,566	216	—	—	—	—	216
Issuance of common stock under employee stock purchase plan	—	—	82,097	252	—	—	—	—	252
Deferred stock compensation	—	—	—	232	—	(232)	—	—	—
Amortization of deferred stock compensation and vesting of non-qualified stock options	—	—	—	489	—	1,342	—	—	1,831
Reversal of deferred compensation due to employee terminations	—	—	—	(1,116)	—	784	—	—	(332)
Comprehensive loss:
Unrealized loss on investments	—	—	—	—	—	—	—	(158)	(158)
Translation adjustment	—	—	—	—	—	—	—	(148)	(148)
Net loss	—	—	—	—	—	—	(29,764)	—	(29,764)

Comprehensive loss	—	—	—	—	—	—	—	—	(30,070)

Balances at December 31, 2002	—	$—	24,740,713	$127,234	$—	$(231)	$(72,864)	$107	$54,246

See accompanying Notes to Consolidated Financial Statements.

SANGAMO BIOSCIENCES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year ended December 31,
	2002	2001	2000
Operating activities:
Net loss	$(29,764)	$(25,249)	$(9,066)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	955	992	380
Amortization of patents	360	239	—
Non-cash interest expense	—	—	137
Net loss on sale of property and equipment	74	—	—
Gain on currency translation	(367)	—	—
Goodwill impairment	15,250	—	—
Patent impairment	2,760	—	—
Amortization of deferred stock compensation	1,198	3,079	4,852
Other stock-based compensation	301	596	1,081
Forgiveness of notes receivable	—	196	—
Acquired in-process research and development	—	13,062	—
Changes in operating assets and liabilities:
Interest receivable	534	205	(1,171)
Accounts receivable	(335)	789	(944)
Prepaid expenses and other assets	(236)	201	101
Accounts payable and accrued liabilities	(324)	73	286
Accrued compensation and employee benefits	(2)	(25)	514
Deferred revenue	(76)	(265)	(205)

Net cash used in operating activities	(9,672)	(6,107)	(3,625)
Investing activities:
Purchases of investments	(35,493)	(55,353)	(53,359)
Maturities of investments	50,687	54,891	7,306
Sales of investments	4,467	—	—
Proceeds from sales of property and equipment	79	—	—
Purchases of property and equipment	(69)	(1,403)	(1,750)
Net cash acquired in Gendaq acquisition	—	4,656	—

Net cash provided by (used in) investing activities	19,671	2,791	(47,803)
Financing activities:
Proceeds from issuance of convertible preferred stock	—	—	1,561
Proceeds from issuance of common stock	468	690	48,227
Repayment of note payable	—	—	(250)
Payments on equipment loan	(285)	(28)	—
Proceeds from issuance of convertible notes	—	—	12,500
Note receivable from stockholder	—	—	(710)

Net cash provided by financing activities	183	662	61,328
Effect of exchange rate changes on cash	(187)	147	—

Net increase (decrease) in cash and cash equivalents	9,995	(2,507)	9,900
Cash and cash equivalents, beginning of period	7,644	10,151	251

Cash and cash equivalents, end of period	$17,639	$7,644	$10,151

Noncash investing and financing activities:
Deferred compensation related to stock options	$232	$684	$6,778

Deemed dividend upon issuance of convertible preferred stock	$—	$—	$1,500

Shares tendered as repayment of note receivable from shareholder	$—	$320	$—

Conversion of convertible notes payable and accrued interest into common stock	$—	$—	$12,637

Supplemental disclosures:
Cash paid for interest	$3	$—	$2

Non-cash disclosure related to the acquisition of Gendaq:
Tangible assets acquired		$475
Acquired in-process technology		13,062
Goodwill and other intangible assets acquired		18,609
Liabilities assumed		(878)
Deferred stock compensation		684
Common stock and options issued		(36,608)

Cash received in acquisition, net of $781 transaction costs paid		$(4,656)

See accompanying Notes to Consolidated Financial Statements.

SANGAMO BIOSCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Organization and Summary of Significant Accounting Policies

Sangamo and Basis of Presentation

        Sangamo BioSciences, Inc. ("Sangamo") was incorporated in the State of Delaware on June 22, 1995 and is focused on the development and commercialization of novel transcription factors for the regulation of gene expression. Our gene regulation technology platform is enabled by the engineering of a class of transcription factors known as zinc finger DNA-binding proteins ("ZFPs"). Potential applications of Sangamo's technology include pharmaceutical discovery, development of human therapeutics and plant agriculture. Sangamo will require additional financial resources to complete the development and commercialization of its products including ZFP Therapeutics.

        Sangamo is currently working on a number of long-term development projects that will involve experimental and unproven technology. The projects may require several years and substantial expenditures to complete and ultimately may be unsuccessful. We plan to finance operations with available cash resources, funds received under federal government research grants and Universal GeneTools® collaborations and strategic partnerships, and from the issuance of equity or debt securities. Sangamo believes that its available cash, cash equivalents and investments as of December 31, 2002, along with expected revenues from Universal GeneTools® collaborations and strategic partnerships, will be adequate to fund its operations for the next two years. Sangamo will need to raise substantial additional capital to fund subsequent operations and complete the development and commercialization of its products either through significant corporate partnerships, sales of zinc finger DNA-binding protein transcription factors ("ZFP TFs") for pharmaceutical discovery, government research grants or issuance of equity securities. Sangamo may seek to raise additional capital when conditions permit, however there is no assurance funding will be available on favorable terms, if at all. The consolidated financial statements include the accounts of Sangamo and its wholly owned subsidiary, Gendaq Limited, after elimination of all material intercompany balances and transactions. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. Actual results could differ from those estimates.

Cash and Cash Equivalents

        Sangamo considers all highly liquid investments purchased with original maturities of three months or less at the purchase date to be cash equivalents. Sangamo's cash and cash equivalents are maintained with four financial institutions. Cash equivalents of $17.6 million and $7.6 million at December 31, 2002 and 2001, respectively, consist of deposits in money market investment accounts.

Marketable Securities

        Sangamo classifies its marketable securities as available-for-sale and records its investments at fair value in accordance with Statement of Financial Accounting Standards ("FAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Available-for-sale securities are carried at amounts that approximate fair value based on quoted market prices. Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities are included in interest income. Unrealized holding gains and losses are included in accumulated other comprehensive income. Interest on securities classified as available-for-sale is also included in interest income, which is determined using the specific identification method. Through December 31, 2002, Sangamo has not recorded any other than temporary losses on its investments.

        The table below summarizes our available-for-sale securities (in thousands):

	Amortized Cost	Gross Unrealized Gains	Estimated Fair Value
December 31, 2002
US government investments:
Maturing within 1 year	$11,658	$35	$11,693
Maturing between 1 and 2 years	1,812	13	1,825

Total government investments	13,470	48	13,518
Corporate debt investments:
Maturing within 1 year	19,894	52	19,946
Maturing between 1 and 2 years	1,035	5	1,040

Total corporate investments	20,929	57	20,986

Total available-for-sale investments	$34,399	$105	$34,504

December 31, 2001
US government investments:
Maturing within 1 year	$23,210	$60	$23,270
Maturing between 1 and 2 years	2,843	21	2,864

Total government investments	26,053	81	26,134
Corporate debt investments:
Maturing within 1 year	9,893	26	9,919
Maturing between 1 and 2 years	17,741	156	17,897

Total corporate investments	27,634	182	27,816

Total available-for-sale investments	$53,687	$263	$53,950

        Gross unrealized losses on available-for-sale securities at December 31, 2002 and 2001 were not material.

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

Impairment of Long-Lived Assets

        Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" ("FAS 144"). FAS 144 addresses the financial accounting and reporting for the impairment or disposal of long-lived assets and supercedes FAS No. 121 "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of." The primary objectives of FAS 144 are to develop one accounting model based on the framework established in FAS 121 for long-lived assets to be disposed of by sale, and to address significant implementation issues. The adoption of FAS 144 did not have an impact on the Company's consolidated financial statements.

Goodwill and Other Intangible Assets

        Goodwill represents the difference between the purchase price and the fair value of the net assets acquired in connection with our Gendaq acquisition on July 4, 2001. In June, July, and August 2001, respectively, the Financial Accounting Standards Board issued Financial Accounting Standard No. 141, ("FAS 141"), "Business Combinations," FAS 142, "Goodwill and Other Intangible Assets" and FAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." FAS 141 prohibits the use of the pooling-of-interests method for business combinations initiated after June 30, 2001, and includes criteria for the recognition of intangible assets separately from goodwill. FAS 142, is effective for fiscal years beginning after December 15, 2001, and includes requirements to test goodwill and indefinite lived intangible assets for impairment, rather than amortizing them. Accordingly, goodwill was not amortized and was reviewed for impairment in accordance with FAS 142 as of January 1, 2002 for the transitional impairment test and September 30, 2002 for the annual impairment test. The entire balance of goodwill was written off as an impairment charge as a result of the annual impairment test.

        Other intangible assets represents the fair value of patents purchased in connection with the Gendaq acquisition. In accordance with FAS 142, patents were being amortized on a straight-line basis over the estimated useful life of seven years, and were also reviewed for impairment as of September 30, 2002, in accordance with FAS 144. As a result, the unamortized balance of patents was written off as an impairment charge.

Reclassifications

        Certain reclassifications of prior years balances have been made to conform to the current year presentation. These reclassifications had no effect on prior years net loss or stockholders equity.

Foreign Currency Translation

        Sangamo translates the assets and liabilities of its foreign subsidiary stated in local functional currencies to U.S. dollars at the rates of exchange in effect at the end of the period. Revenues and expenses are translated using rates of exchange in effect during the period. Gains and losses from translation of financial statements denominated in foreign currencies, if material, were included as a separate component of other comprehensive income (loss) in the statement of stockholders' equity until closure of the Gendaq facility in September 2002. Subsequently, gains and losses from translation of Gendaq's financial statements are recorded as other income.

        The Company records foreign currency transactions at the exchange rate prevailing at the date of the transaction. Monetary assets and liabilities denominated in foreign currency are retranslated at the exchange rates in effect at the balance sheet date. Foreign currency transaction gains and losses are recorded through profit and loss and were not material during 2002.

Comprehensive Loss

        Comprehensive loss is comprised of net loss and other comprehensive income (loss). Comprehensive loss for the years ended December 31, 2002, 2001 and 2000 is included in the

Statement of Stockholders' equity. Comprehensive loss includes all changes in equity during a period from non-owner sources. These items include unrealized gains/(losses) on investments and foreign currency translation adjustments.

Revenue Recognition

        Sangamo recognizes revenue from its Universal GeneTools® agreements when ZFP Transcription Factors ("ZFP TFs") are delivered to the Universal GeneTools® collaborators, persuasive evidence of an agreement exists, there are no unfulfilled obligations, the price is fixed and determinable, and collectibility is reasonably assured. Generally, Sangamo receives partial payments from these collaborations prior to the delivery of ZFP TFs and the recognition of these revenues is deferred until the ZFP TFs are delivered. The risk of ownership has passed to the collaborator and all performance obligations have been satisfied at the time revenue is recognized.

        Payments to fund research activities made under strategic partnering agreements are recognized over the period that Sangamo performs research services. Amounts paid in advance under such agreements are deferred until the research services are performed. Sangamo's federal government research grants provide for the reimbursement of qualified expenses for research and development as defined under the terms of the grant agreement. Revenue under grant agreements is recognized when the related qualified research expenses are incurred. Grant reimbursements are received on a quarterly or monthly basis and are subject to the issuing agency's right of audit.

        Milestone payments under research, partnering, or licensing agreements are recognized as revenue upon the achievement of mutually agreed upon milestones, provided that (i) the milestone event is substantive and its achievement is not reasonably assured at the inception of the agreement, and (ii) there are no performance obligations associated with the milestone payment.

Research and Development Costs

        Research and development expenses consist of costs incurred for company-sponsored as well as collaborative research and development activities. These costs include direct and research-related overhead expenses, which include salaries and other personnel-related expenses, facility costs, supplies and depreciation of facilities and laboratory equipment, as well as the cost of funding research at universities and other research institutions, and are expensed as incurred. Costs to acquire technologies that are utilized in research and development and that have no alternative future use are expensed as incurred.

Stock-Based Compensation

        Sangamo accounts for employee and director stock options using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and has adopted the disclosure-only alternative of FAS No. 123, "Accounting for Stock-Based Compensation." Stock options granted to non-employees, including Scientific Advisory Board Members, are accounted for in accordance with Emerging Issues Task Force Issue No. 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring or in Conjunction with Selling, Goods or Services," which requires the value of such options to be measured and compensation expenses to be recorded as they vest over a performance period. The fair value of such options is determined using the Black-Scholes model. The following table illustrates, pursuant to

FAS 123, as amended by FAS 148, "Accounting for Stock-Based Compensation—Transition and Disclosure," the effect on net income and related net income per share, had compensation cost for stock-based compensation plans been determined based upon the fair value method prescribed under FAS 123:

	Year ended December 31,
	2002	2001	2000
	(in thousands, except per share data)
Net loss:
As reported	$(29,764)	$(25,249)	$(10,566)
Add: stock-based employee compensation expense included in reported net loss	1,198	3,079	4,852
Less: stock-based employee compensation expense determined under the fair value based method	(2,909)	(8,370)	(5,409)

Pro forma net loss	$(31,475)	$(30,540)	$(11,123)

Basic and diluted net loss per share
As reported	$(1.22)	$(1.09)	$(0.61)

Pro forma	$(1.29)	$(1.32)	$(0.64)

        The above pro forma effect may not be representative of that to be expected in future years, due to subsequent years including additional grants and related vesting. The fair value for all options granted in 2002, 2001, and 2000 were estimated at the date of grant using the Black-Scholes method following the Company's initial public offering and using the minimum value method for periods prior to the initial public offering with the following weighted-average assumptions:

	Year ended December 31,
	2002	2001	2000
Risk-free interest rate	3.8%	5.0%	6.0%
Expected life of option	5 yrs	5 yrs	5 yrs
Expected dividend yield of stock	0%	0%	0%
Expected volatility	1.0	0.8	0.8

        The Company amortizes deferred compensation pertaining to employee stock options over the respective employees' vesting period using the graded vesting method.

Income Taxes

        Sangamo accounts for income taxes as required by FAS No. 109, "Accounting for Income Taxes." Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities. Deferred tax assets and liabilities are measured using enacted tax rates and laws that will be in effect when the differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some or all of the deferred tax assets may not be realized.

Net Loss Per Common Share

        Basic and diluted net loss per common share information for all periods is presented under the requirements of FAS No. 128, "Earnings per Share." Basic net loss per common share has been computed using the weighted-average number of shares of common stock outstanding during the period, less shares subject to repurchase. The following table presents the calculation of historical basic and diluted net loss per common share (in thousands, except per share data):

	Year ended December 31,
	2002	2001	2000
Net loss attributable to common stockholders	$(29,764)	$(25,249)	$(10,566)

Basic and diluted:
Weighted-average shares of common stock outstanding	24,577	23,342	17,877
Less: weighted-average shares subject to repurchase	(84)	(222)	(494)

Shares used in computing basic and diluted net loss per common share	24,493	23,120	17,383

Basic and diluted net loss per common share	$(1.22)	$(1.09)	$(0.61)

Recent Accounting Pronouncements

        In June 2002, the FASB issued Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities ("FAS 146"). FAS 146 eliminates Emerging Issues Task Force Issue No. 94-3 "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)." Under FAS 146, liabilities for costs associated with an exit or disposal activity are recognized when the liabilities are incurred, and fair value is the objective for initial measurement of the liabilities. This Statement is effective for exit or disposal activities initiated after December 31, 2002. The provisions of FAS No. 146 are required to be applied prospectively after the adoption date to newly initiated exit activities, and may affect the timing of recognizing future restructuring costs, as well as the amounts recognized.

        In November 2002, the FASB issued Interpretation No. 45 ("FIN 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN 45 elaborates on the existing disclosure requirements for most guarantees, including residual value guarantees issued in conjunction with operating lease agreements. It also clarifies that at the time a company issues a guarantee, the company must recognize an initial liability for the fair value of the obligation it assumes under that guarantee and must disclose that information in its interim and annual financial statements. The initial recognition and measurement provisions apply on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. Our adoption of FIN 45 did not have a material impact on our consolidated financial statements.

        In November 2002, the Financial Accounting Standards Board issued Emerging Issues Task Force Issue No. 00-21 ("EITF 00-21"), "Revenue Arrangements with Multiple Deliverables." EITF 00-21 addresses certain aspects of the accounting by a company for arrangements under which it will perform multiple revenue-generating activities. EITF 00-21 addresses when and how an arrangement involving multiple deliverables should be divided into separate units of accounting. EITF 00-21 provides guidance with respect to the effect of certain customer rights due to company nonperformance on the recognition of revenue allocated to delivered units of accounting. EITF 00-21 also addresses the impact on the measurement and/or allocation of arrangement consideration of customer cancellation provisions and consideration that varies as a result of future actions of the customer or the company. Finally, EITF 00-21 provides guidance with respect to the recognition of the cost of certain deliverables that are excluded from the revenue accounting for an arrangement. The provisions of EITF 00-21 will apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. Sangamo is currently evaluating the effect that the adoption of EITF 00-21 will have on its consolidated financial statements.

        In December 2002, the FASB issued Statement No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure." FAS 148 amends FAS 123 "Accounting for Stock-Based Compensation" to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, FAS 148 amends the disclosure requirements of FAS 123 to require more prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The additional disclosure requirements of FAS 148 are effective for fiscal years ending after December 15, 2002. We have elected to continue to follow the intrinsic value method of accounting as prescribed by Accounting Principles Board Opinion No. 25 ("APB 25"), "Accounting for Stock Issued to Employees," to account for employee stock options and provide the footnote disclosures of December 31, 2002 as required by FAS 148.

2.    Major Customers, Partnerships and Strategic Alliances

        During 2002, Sangamo entered into Universal GeneTools® agreements with two pharmaceutical and biotechnology companies. To date, we have entered into Universal GeneTools® agreements with more than 20 pharmaceutical and biotechnology companies or their subsidiaries. Sangamo earned revenues of $2.0 million under six of these agreements during 2002. In 2002, three collaborators each comprised over 10% of revenues and two collaborators in each of 2001 and 2000 each comprised over 10% of revenues in those respective years. One collaborator has comprised over 10% of revenues for each of those three years; no other collaborator has comprised over 10% of revenues in more than one year.

        At December 31, 2002, $800,000 of Sangamo's accounts receivable consisted of amounts due from three of these companies. At December 31, 2001, $600,000 of Sangamo's accounts receivable consisted of amounts due from two of these companies. Receivables from one particular company equaled 75% and 92% of trade accounts receivable as of December 31, 2002 and 2001, respectively. These agreements generally require Sangamo to apply its research expertise and technology to develop unique ZFP transcription factors, which are delivered to the companies for use in their research.

        In January 2000, Sangamo entered into a strategic partner agreement with Edwards Lifesciences Corporation ("Edwards"), formerly the CardioVascular Group of Baxter Healthcare Corporation, for the development of vascular endothelial growth factor ("VEGF") ZFP TFs in cardiovascular and peripheral vascular diseases. Under this agreement, Edwards purchased a $5 million convertible note which converted into common stock at the time of the company's initial public offering at the IPO price. In March 2000, Edwards purchased a $7.5 million convertible note in exchange for a right of first refusal for three years to negotiate a license for additional ZFP-Therapeutics™ in cardiovascular and peripheral vascular diseases. This note also converted into common stock upon consummation of the Company's initial public offering at the IPO price. In November 2002, Edwards extended and expanded its ZFP Therapeutic development programs to develop and evaluate novel therapies for cardiovascular and vascular disease based on our ZFP TFs. The broadened agreement includes up to $3.5 million in research and development funding and milestone payments including $1.95 million for research and development performed in 2002 and $1 million in 2003 for the development programs. Additionally, Edwards purchased an exclusive option to acquire an exclusive license for the use of ZFP TFs in the regulation of phospholamban for the treatment of congestive heart failure. The option and a right of first refusal terminate in June 2004. Revenues attributable to milestone achievement and collaborative research and development performed under the Edwards agreement were $2.0 million, $2.5 million and $945,000 for 2002, 2001 and 2000, respectively. The remainder of funding relates to two milestones, one each in the VEGF and phospholamban programs. In the future, Sangamo may receive option fees, milestone payments, royalties and additional research funding from this agreement.

        In January 2002, Sangamo signed a non-exclusive research and license agreement with Medarex, Inc. ("Medarex") to use ZFP TF gene regulation technology to increase the expression of antibodies in mammalian cell lines. Under the agreement, Medarex is providing research funding in 2002 and 2003 and Sangamo will be entitled to milestone payments and, potentially, royalties on sales of Medarex antibodies manufactured using Sangamo technology. In June 2001, we signed a collaboration agreement with Medarex to develop fully human antibody therapeutics for certain cell surface receptors. Under the terms of the agreement, Sangamo will work with Medarex on human antibodies developed using Sangamo technology and will share costs and commercialization rights to such products. Revenues attributable to collaborative research and development performed under the Medarex agreements were $600,000 for 2002 and none for 2001.

3.    Acquisition of Gendaq Limited

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

        Sangamo's total cost to acquire Gendaq was approximately $36.7 million based on the fair market value of $16.41 per share of Sangamo's common stock. The stock price used to value the securities issued was based on an average price during the few days before and after May 30, 2001, the day Sangamo and Gendaq announced an agreement under which Sangamo received an option to purchase all of the outstanding stock of Gendaq. The purchase price also included the assumption of certain stock options and transaction costs.

        The cost to acquire Gendaq was allocated to the assets acquired and liabilities assumed according to their respective fair values, with the excess purchase price being allocated to goodwill. The allocation of the aggregate purchase price was based in part on an independent valuation analysis, which was obtained for purposes of assisting management with the allocation of the purchase price to the fair value of purchased assets and assumed liabilities.

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

        In-process research and development represents that portion of the purchase price related to the research and development activities which: (i) had not demonstrated their technological feasibility, and (ii) had no alternative future uses. Sangamo recognized an expense of $13.1 million upon consummation of the transaction.

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

        A brief description of projects that were included in the in-process research and development charge is set forth below. Projects subsequently added to the research and development pipeline are not included. Since the acquisition date, there has been no significant progress in the development of the projects listed. Management estimated that research and development expenditures of at least $30.0 to $35.0 million will be required to complete the in-process projects.

Project	Description/Indication	Phase of Development	Estimated Substantial Completion Date	Fair Value (in millions)
HIV	Therapeutic product candidate	Pre-clinical	2008	$1.9
Anti-Inflammatory	Therapeutic product candidate	Pre-clinical	2007	3.4
EPO	Therapeutic product candidate	Pre-clinical	2007	0.9
Insulin	Therapeutic product candidate	Pre-clinical	2009	1.2
Functional Genomics	Gene regulation product	Pre-marketing	2002	3.2
Agriculture	Gene regulation product	Pre-marketing	2005	2.5

				$13.1

        The following table represents unaudited pro forma results of operations as if the Gendaq acquisition had occurred as of January 1, 2001.

        The unaudited pro forma condensed combined financial information is presented for illustrative purposes only and is not necessarily indicative of the operating results or financial positions that would have occurred if the transaction had been consummated at the dates indicated, nor is it necessarily indicative of future operating results or financial position of the combined companies and should not be construed as representative of these amounts for any future dates or periods. In the opinion of management, this information is presented in conformity with accounting standards generally accepted in the United States. Loss from operations and net loss include amortization of acquired deferred compensation and intellectual property. The pro forma financial information excludes in-process research and development expense, due to its non-recurring nature, and excludes amortization of goodwill (in thousands, except per share amounts):

	Year ended December 31
	Pro Forma 2001	Pro Forma 2000
Total revenues	$5,040	$3,453
Loss from operations	$(30,043)	$(16,106)
Net loss attributable to common stockholders	$(26,893)	$(12,663)
Basic and diluted net loss per share	$(1.11)	$(0.65)
Shares used to compute basic and diluted loss per share	24,191	19,508

        In February 2002, Sangamo made the decision to begin consolidation of certain Gendaq operations from the United Kingdom to its Richmond, California headquarters. The decision followed a post-acquisition review that was initiated in October 2001 where Sangamo evaluated technology, personnel, costs, and various alternatives to maximize the synergy between Sangamo and Gendaq. As this review was initiated after the acquisition was completed, and the final decision to consolidate was not made until February 2002, the decision had no impact on accounting for the acquisition reported in 2001. The final decision made in February 2002 related to the rationalization of positions in the United Kingdom; at that time there were 15 employees at Gendaq. In the first quarter of 2002, Sangamo recorded restructuring expense of $190,000 related to this rationalization in accordance with EITF 94-3. The workforce reduction charge included incremental restructuring charges for the employees. These employees primarily worked on research and development and administrative activities to be continued by employees at the Company's headquarters. As of September 30, 2002, the facility in the United Kingdom was closed and all of the employees were terminated. Fixed assets at the U.K. facility were either disposed of or returned to the Richmond facility. Loss on sale of property and equipment of $74,000 resulted from the disposition of U.K. assets. Restructuring costs in the third quarter of this year included additional employee retention costs of $107,000 reflecting unexpectedly high participation in the employee retention program. From the date of the acquisition until the closure of the Gendaq facility, cumulative gains of $367,000 were reported as a component of consolidated equity. At the time of the closure, the entire balance of cumulative gain on foreign currency translation was reclassified out of stockholders' equity and included in other income. All restructuring expenses have been paid as of December 31, 2002.

4.    Goodwill

        During the year ended December 31, 2002, in accordance with the provisions of FAS No. 142 (see Note 1), the Company performed the required two-step annual impairment test of goodwill. In the first step of the analysis, after comparing the carrying value of the Company to its fair value, it was determined that goodwill recorded by the Company was impaired. After the second step of comparing the implied fair value of the goodwill to its carrying value, the Company recognized an impairment loss of $15.3 million, representing the entire capitalized balance of goodwill in the third quarter of 2002.

        The fair value of the Company was determined using the income approach. The income approach focuses on the income-producing capability of an asset, measuring the current value of the asset by calculating the present value of its future economic benefits such as cash earnings, cost savings, tax deductions, and proceeds from disposition. Value indications are developed by discounting expected cash flows to their present value at a rate of return that incorporates the risk-free rate for the use of funds, the expected rate of inflation, current equity market conditions in the United States, increased biotechnology sector volatility, general equity market forecasts and business and operational assumptions specific to Sangamo.

5.    Intangible Assets

        Statement 142 requires that if an impairment test of goodwill is required, the fair values of all assets and liabilities should be reflected in the carrying value of the company prior to the completion of the goodwill impairment test. In determining these fair values, the Company's long-lived assets were reviewed for impairment in accordance with FAS 144 by comparing the undiscounted cash flows associated with the intangible assets to their carrying value to indicate whether such assets are recoverable. If it is determined that an asset is not recoverable, FAS 144 directs that an impairment loss should be recognized based on the excess of its carrying value over its fair value. Based upon the results of this review, management has concluded that operational adjustments, including, but not limited to, the post-acquisition review and rationalization of Gendaq, has rendered the carrying amount of patents to be not recoverable. After comparing the carrying value of patents to their fair value, the Company recognized an impairment loss of $2.8 million representing the entire unamortized balance of patents. Management assessed all other assets as being recoverable.

	December 31, 2002				December 31, 2001
	Gross Carrying Value	Accumulated Amortization	Impairment	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Patents	$3,359	$599	$(2,760)	$—	$3,359	$239	$3,120

        Aggregate amortization expense is as follows (in thousands):

For the year ended December 31, 2001 (reported)	$239
For the year ended December 31, 2002 (reported)	$360

6.    Property and Equipment

        Property and equipment consist of the following:

	December 31,
	2002	2001
	(in thousands)
Laboratory equipment	$1,787	$1,986
Furniture and fixtures	705	779
Leasehold improvements	1,658	1,658

	4,150	4,423
Less accumulated depreciation and amortization	(2,357)	(1,624)

	$1,793	$2,799

7.    Commitments

        Sangamo occupies office and laboratory space under operating leases in Richmond, California that expire in 2004. Gendaq occupied laboratory space under a month-to-month operating lease in London, England until September 30, 2002. Consolidated rent expense for 2002, 2001 and 2000 was $615,000, $633,000, and $392,000, respectively. Future minimum payments under non-cancelable operating leases at December 31, 2002 consist of the following (in thousands):

Year ending December 31,
2003	$613
2004	415

$1,028

        As of December 31, 2002 we had an unconditional purchase obligation to Affymetrix, Inc. of approximately $162,000.

8.    Stockholders' Equity

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

Common Stock

        At December 31, 2002, 18,195 shares of outstanding common stock were subject to the company's contractual right of repurchase at a weighted average price of $0.38 per share. These repurchase rights generally lapse over periods not exceeding four years.

Warrants

        Warrants to purchase 74,570 shares of common stock were outstanding at an exercise price of $1.50 per share, and were exercisable through October 2002. The warrants to purchase common stock were issued in connection with a 1997 bridge loan transaction. Sangamo had reserved common stock for issuance upon exercise of the warrants. 50,728 of the warrants were exercised before expiration in 2002. As of December 31, 2002, there were no warrants outstanding.

Stock Option Plan

        Sangamo's 2000 Stock Option Plan (the "2000 Option Plan"), which supersedes the 1995 Stock Option Plan, provides for the issuance of common stock and grants of options for common stock to employees, officers, directors and consultants. The exercise price per share will be no less than 85 percent of the fair value per share of common stock on the option grant date, and the option term will not exceed ten years. If the person to whom the option is granted is a 10 percent stockholder, then the exercise price per share will not be less than 110 percent of the fair value per share of common stock on the option grant date, and the option term will not exceed five years. Options granted under the 2000 Option Plan generally vest over four years at a rate of 25 percent one year from the grant date and one thirty-sixth per month thereafter and expire ten years after the grant, or earlier upon employment termination. Options granted pursuant to the 2000 Option Plan may be exercised prior to vesting, with the related shares subject to Sangamo's right to repurchase the shares that have not vested at the issue price if the option holder terminates employment. The right of repurchase lapses over the original option vesting period, as described above. A total of 5.1 million shares are reserved for issuance pursuant to the 2000 Option Plan. The number of shares authorized for issuance automatically increases on the first trading day of the fiscal year by an amount equal to 3.5 percent of the total number of shares of our common stock outstanding on the last trading day of the preceding fiscal year.

        As a part of Sangamo's acquisition of Gendaq, outstanding Gendaq stock options were replaced by options to purchase a designated number of shares of Sangamo Stock. The share reserve for replacement of Gendaq options was 125,366 shares, with the number of shares and exercise price per share adjusted to reflect application of the exchange ratio of the acquisition. Due to the termination of the Gendaq employees in 2002, there were no Gendaq options outstanding as of December 31, 2002.

        A summary of Sangamo's stock option activity follows:

		Options Outstanding
	Shares available for grant of options
		Number of shares	Weighted-average exercise per share price
Balance at December 31, 1999	1,155,074	1,876,666	$0.15
Additional shares authorized	1,603,926	—	—
Options granted	(1,173,900)	1,173,900	$8.18
Options exercised	—	(1,120,350)	$0.59
Shares repurchased	10,734	—	$0.63
Options canceled	39,933	(39,933)	$0.83

Balance at December 31, 2000	1,635,767	1,890,283	$4.86
Additional shares authorized	775,158	—	—
Options granted	(718,000)	718,000	$10.20
Options exercised	—	(109,197)	$12.85
Shares repurchased	10,767	—	$0.20
Options canceled	124,603	(124,603)	$9.34

Balance at December 31, 2001	1,828,295	2,374,483	$6.33
Additional shares authorized	856,872	—	—
Options granted	(535,750)	535,750	$6.31
Options exercised	—	(95,946)	$0.31
Options canceled	253,554	(253,554)	$9.14

Balance at December 31, 2002	2,402,971	2,560,733	$6.26

        Options outstanding at December 31, 2002 have a weighted average remaining contractual life of 7.42 years and may be immediately exercised; however, 1.3 million shares issued pursuant to the exercise of these options would be subject to Sangamo's right of repurchase. The weighted-average fair value per share of options granted during 2002, 2001, and 2000, $7.55, $10.20, and $8.18, respectively.

        The following table summarizes information with respect to stock options outstanding at December 31, 2002:

Options Outstanding and Exercisable
Range of Exercise Price	Number of Shares	Weighted Average Remaining Contractual Life (In Years)
$ 0.05-$ 0.15	270,083	5.0
$ 0.17-$ 0.23	562,750	5.81
$ 1.97-$ 5.85	251,750	9.13
$ 5.89-$ 8.89	855,500	8.49
$ 9.00-$14.00	304,900	8.34
$14.50-$38.00	315,750	7.20

	2,560,733

        As permitted by FAS 123, Sangamo accounts for its stock option and stock incentive plans in accordance with APB 25 and recognizes no stock compensation expense for options granted with exercise prices equal to the fair market value of Sangamo's common stock at the date of grant. In 2002, Sangamo recognized deferred compensation of $232,000 due to a change in status of a consultant to an employee. In 2001, in connection with the Company's purchase of Gendaq, the Company recorded deferred stock compensation of $684,000 related to the unvested portion of exchange options issued to Gendaq employees in the transaction. In 2000 and 1999, Sangamo granted options to employees with exercise prices below the fair value of Sangamo's common stock. Such fair value was determined based on the business factors underlying the value of the Company's common stock on the date such option grants were made, viewed in light of the Company's planned initial public offering and the expected initial public offer price per share. Accordingly, the Company recognized deferred stock compensation of $6.8 million in 2000. Deferred stock compensation is being amortized to expense over the vesting term of the option using the graded vesting method.

        In 2002, 2001 and 2000, respectively, Sangamo granted 6,000, 32,500, and 375,000 nonqualified common stock options to consultants at exercise prices that range from $2.42 to $7.57 per share for services rendered. Such options are included in the option tables disclosed above. The options generally vest over four years at a rate of 25 percent one year from the grant date and one thirty-sixth per month thereafter and expire ten years after the grant date. Total nonqualified stock-based compensation expense was $301,000, $596,000, and $1.0 million in 2002, 2001 and 2000, respectively. The fair value of these options was determined using the Black-Scholes model and periodic adjustments as the options vest.

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

Common Stock

        At December 31, 2002, the Company has reserved shares of common stock for future issuance as follows:

2000 Stock Option Plan	4,963,704
2000 Employee Stock Purchase Plan	272,417

5,236,121

7.    Comprehensive Loss

        For the years ended December 31, 2002, 2001 and 2000, comprehensive loss was as follows (in thousands):

	Year ended December 31,
	2002	2001	2000
Net loss	$(29,764)	$(25,249)	$(9,066)
Unrealized gain/(loss) on investments	(158)	129	54
Change in foreign currency translation adjustment	219	147	—
Reclassification of (gain)/loss on foreign currency translation adjustment	(367)	—	—

Comprehensive loss	$(30,070)	$(24,973)	$(9,012)

8.    Loans to Officers

        On May 10, 2002, Sangamo advanced its Chief Scientific Officer a $250,000 housing loan under a Secured Promissory Note (the "CSO Note"). The note bears interest at 6% per annum and is being forgiven 25% annually beginning in 2003. As of December 31, 2002 the entire amount of the CSO Note was outstanding. The loan is a full recourse loan secured under a separate security agreement by a brokerage account.

        On March 17, 2000 Sangamo entered into an agreement with an officer under which the Company loaned $400,000 to enable purchase of up to 50,000 shares of common stock. The loan was full recourse, bore interest at 7% per annum, was payable in three years or when the stock was sold, whichever was earlier, and was secured by the stock being purchased. Under the agreement we also loaned $250,000 as a housing allowance payable in four years from the date of the loan with interest at a rate of 7 percent. The housing loan provided that twenty-five percent of the principal and associated interest would be forgiven on each anniversary of the loan as long as the officer was a full-time employee of Sangamo. Sangamo further loaned approximately $83,000 for payment of taxes associated with the exercise of stock options under terms similar to the stock purchase loan.

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

9.    Income Taxes

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

        Significant components of deferred tax assets are as follows:

	December 31,
	2002	2001
Deferred tax assets:
Net operating loss carryforwards	$9,600	$7,300
Research and development credit carryforwards	700	690
Other reserves and accruals	1,350	1,330

	11,650	9,320
Valuation allowance	(11,650)	(9,320)

Net deferred tax assets	$—	$—

        Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance. As of December 31, 2002, Sangamo had net operating loss carryforwards for federal and state income tax purposes of approximately $27 million and $7 million, respectively. Sangamo also had federal and state research and development credit carryforwards of approximately $400,000 and $410,000. The net operating loss and credit carryforwards will expire at various dates beginning in 2018 through 2022, if not used. Use of the net operating loss may be subject to substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. The annual limitation could result in the expiration of the net operating loss before use. However, management has not determined if the use of the net operating loss carryforwards will be limited.

10.    Quarterly Financial Data (Unaudited)

        The following table sets forth certain unaudited quarterly financial data for the eight quarters ending December 31, 2002. The unaudited information set forth below has been prepared on the same basis as the audited information and includes all adjustments necessary to present fairly the information set forth herein. The operating results for any quarter are not indicative of results for any future period. All data is in thousands except per common share data.

	Fiscal Year 2001				Fiscal Year 2002
	Q1	Q2	Q3	Q4	Q1	Q2	Q3	Q4
Revenues	$634	$1,348	$739	$2,164 (3)	$501	$366	$1,012	$2,464 (5)
Expenses	$3,657	$4,603	$18,929 (2)	$6,137	$5,452	$4,343	$22,614 (4)	$3,499
Net loss	$(2,062)	$(2,414)	$(17,407)	$(3,366)	$(4,487)	$(3,631)	$(20,940)	$(706)
Net loss per share (1)	$(0.09)	$(0.11)	$(0.72)	$(0.14)	$(0.18)	$(0.15)	$(0.85)	$(0.03)

(1)
Net loss per share is calculated based on the weighted average number of common shares outstanding during the quarter.

(2)
The company completed its acquisition of Gendaq Limited on July 4, 2001. Q3 2001 expenses include in-process research and development costs which were expensed as of the acquisition date.

(3)
Q4 2001 revenues include milestone revenues associated with the Edwards agreement.

(4)
Q3 2002 expenses include the write-down of patents and goodwill.

(5)
Q4 2002 revenues include funding for research conducted throughout 2002 under the Edwards agreement.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None.

PART III

Item 10. Directors and Executive Officers of the Registrant

        The information required by this item with respect to our Annual Meeting of Stockholders will be contained in our 2003 Proxy Statement, under the captions "Election of Directors—Nominees," and "Compliance with Section 16 of the Securities Exchange Act of 1934," and is incorporated by reference.

        The following table sets forth information regarding our executive officers, directors and key employees as of March 15, 2003:

Name	Age	Position
Edward O. Lanphier II	46	President, Chief Executive Officer and Director
Carl Pabo, Ph.D.	50	Sr. Vice President, Chief Scientific Officer, Chairman Scientific Advisory Board
Peter Bluford	48	Vice President, Corporate Development
Casey C. Case, Ph.D.	47	Vice President, Research
J. Tyler Martin, Sr., M.D.	43	Vice President, Therapeutic Product Development
Janet L. Nibel, CPA	42	Vice President, Finance and Administration
William G. Gerber, M.D.	56	Director
Jon E. M. Jacoby	64	Director
John W. Larson	67	Director
Stephen Reeders, M. D.	49	Director
William J. Rutter, Ph.D.	75	Director
Michael C. Wood	50	Director

        Edward O. Lanphier II, the founder of Sangamo BioSciences, Inc., has served as President, Chief Executive Officer and as a member of the board of directors since the company's inception. Mr. Lanphier has approximately twenty years of experience in the pharmaceutical and biotechnology industry. From June 1992 to May 1997, he held various positions at Somatix Therapy Corporation, a gene therapy company, including Executive Vice President, Commercial Development and Chief Financial Officer. Prior to Somatix, Mr. Lanphier was President and Chief Executive Officer of BioGrowth, Inc., a biotechnology company that merged with Celtrix Laboratories to form Celtrix Pharmaceuticals, Inc. in 1991. From 1986 to 1987, Mr. Lanphier served as Vice President of Corporate Development at Biotherapeutics, Inc. From 1984 to 1986 he served as Vice President of Corporate Development at Synergen Inc. Prior to Synergen, he was employed by Eli Lilly and Company, a pharmaceutical company, in the strategic business planning-biotechnology group. Mr. Lanphier is a member of the Biotechnology Industry Organization (BIO) Emerging Companies Section and the BIO board of directors. He is also a director of GeneFormatics, Inc. and Cell ExSys, Inc. Mr. Lanphier holds a B.A. in biochemistry from Knox College.

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

        J. Tyler Martin, Sr. M.D., has served as Vice President, Therapeutic Product Development since February 2003. From July 2000 to October 2002, Dr. Martin was employed by Valentis, Inc. a biotechnology company focusing on gene delivery and expression systems where he held several positions, most recently Senior Vice President, Research and Development. From December 1997 to July 2000, Dr. Martin was Executive Director, Clinical Research and Development at SyStemix/GTI/Novartis and led their hematopoietic stem cell gene therapy clinical programs. Before joining SyStemix he was Director, Clinical Research at Chiron Vaccines. Dr. Martin earned a B.S. in chemistry from the University of Nebraska and an M.D. from the University of Nebraska College of Medicine. He was a resident in Pediatrics and was awarded a Fellowship in Pediatric Infectious Diseases and Molecular Microbiology at Washington University, St. Louis Children's Hospital. Dr. Martin is board certified in pediatrics and infectious diseases and is a member of several professional societies including the American Heart Association, the American Society of Gene Therapy and the American Society of Microbiology.

        Janet L. Nibel, Vice President, Finance and Administration, joined Sangamo in September 2002. From June 1999 to December 2001, Ms. Nibel was Chief Financial Officer of Layton BioScience, Inc., a private biopharmaceutical company that develops and markets therapies for the central nervous system. From October 1997 to August 1998 she was Chief Financial Officer of diaDexus, a joint venture of Incyte Pharmaceuticals, Inc. and SmithKline Beecham, using genomics to discover and develop novel, patent protected diagnostics. At Incyte Corporation (formerly Incyte Pharmaceuticals, Inc.), Ms. Nibel served from October 1991 through September 1997 in various senior financial roles most recently Director, Finance and Administration. Ms. Nibel received a B.S. in accounting, cum laude, from the University of Central Oklahoma.

        William G. Gerber, M.D., has served as a member of our board of directors since June 1997. Dr. Gerber is currently Chief Executive Officer and a Director of Epoch Biosciences, Inc., a biomedical company, where he has been since September 1999. From April 1998 to July 1999, he was President of diaDexus LLC, a pharmacogenomics company. Previous to his appointment at diaDexus, he was Chief Operating Officer of Onyx Pharmaceuticals. Before joining Onyx in 1995, Dr. Gerber was with Chiron Corporation, a biopharmaceutical, vaccine and blood testing company, where he was President of the Chiron Diagnostics business unit after Chiron's merger with Cetus Corporation in December 1991. He joined Cetus in 1987 as senior director of corporate ventures and was named Vice President and

General Manager of the PCR (Polymerase Chain Reaction) Division in November 1988. Dr. Gerber earned his B.S. and M.D. degrees from the University of California, San Francisco School of Medicine.

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

        John W. Larson has served as a member of our board of directors since January 1996. Mr. Larson is currently a partner at the law firm of Morgan, Lewis & Bockius LLP. Mr. Larson served as a partner at the law firm of Brobeck, Phleger & Harrison LLP (Brobeck) from 1969 until retiring in January 2003, except for the period from July 1971 to September 1973 when he was in government service as Assistant Secretary of the United States Department of the Interior and Counselor to George P. Shultz, Chairman of the Cost of Living Council. From 1988 until March 1996, Mr. Larson was Chief Executive Officer of Brobeck. Mr. Larson serves on the boards of several privately held companies. Mr. Larson holds an L.L.B. and a B.A., with distinction, in economics, from Stanford University.

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

        William J. Rutter, Ph.D., has served as a member of our board of directors since January 2000. He is the co-founder of Chiron Corporation, a biopharmaceutical, vaccine and blood testing company, and served as Chairman of the Board of Directors from Chiron's inception in 1981 until May 1999. From August 1983 through April 1989, in addition to his responsibilities at Chiron, Dr. Rutter was the Director of the Hormone Research Institute at UCSF, and he became a Professor Emeritus in 1991. In 1969, Dr. Rutter joined the faculty of the University of California, San Francisco as a Herzstein Professor, and served as the chairman of the Department of Biochemistry and Biophysics at UCSF from 1969 to 1982. Dr. Rutter has also served on the Board of Overseers at Harvard University from 1992 to 2000, on the Board of Trustees at the Carnegie Institution of Washington since 1995 and several private company boards. Dr. Rutter is a member of the National Academy of Sciences and the American Academy of Arts and Sciences. He received his Ph.D. in biochemistry from the University of Illinois, an M.S. in biochemistry from the University of Utah and a B.A. in biochemistry from Harvard University.

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

        In addition to Dr. Pabo, the following individuals are members of our Scientific Advisory Board:

        Jeremy M. Berg, Ph.D., is Professor and Director of the Department of Biophysics and Biophysical Chemistry at The Johns Hopkins University School of Medicine, where he has been since 1990. He is a leader in the field of ZFPs, and the Berg laboratory was one of the first to demonstrate the use of designed zinc finger arrays for the generation of novel, sequence-specific ZFPs. From 1986 to 1990, Dr. Berg was an associate professor in the Department of Chemistry at The Johns Hopkins University, and a postdoctoral fellow in the School of Medicine from 1984 to 1986. Dr. Berg received his Ph.D. in chemistry from Harvard University and a B.S. and M.S. degrees in chemistry from Stanford University.

        Judith Campisi, Ph.D., is Head, Center for Research and Education in Aging Life Sciences Division of the Berkeley National Laboratory, where she has been conducting aging and cancer research since 1990. From 1984 to 1990, Dr. Campisi held professorships within the Department of Biochemistry at the Boston University School of Medicine. Dr. Campisi received her Ph.D. in biochemistry and a B.A. in chemistry from the State University of New York, Stony Brook.

        Nam-Hai Chua, Ph.D., is the Andrew W. Mellon Professor and Head of the Laboratory of Plant Molecular Biology at Rockefeller University, New York. Professor Chua received his Ph.D. from Harvard University and is a Fellow of the Royal Society. Professor Chua is preeminent in the field of plant molecular biology and has made significant contributions to many of the key developments in plant gene regulation. Additionally, he has consulted widely on the application of biotechnology in agriculture.

        Sir Aaron Klug, OM FRS discovered the molecular switches used by Gendaq for gene regulation. He is the recipient of numerous honors and awards including the Nobel Prize for Chemistry. Sir Aaron was director of the MRC Laboratory of Molecular Biology from 1986-1996, and President of the Royal Society. He was a Founder and Director of Gendaq.

        Kevin Struhl, Ph.D., is the David Wesley Gaiser Professor of Biological Chemistry in the Department of Biological Chemistry and Molecular Pharmacology at Harvard Medical School. Dr. Struhl has established many of the principles involved in the molecular mechanisms of transcriptional activation and repression in eukaryotic cells including the recruitment of gene-specific and general transcription factors as well as histone deacetylases. Dr. Struhl received his Ph.D. in biochemistry from Stanford University, and S.M. and S.B. degrees from the Massachusetts Institute of Technology.

Item 11. Executive Compensation

        The information required by this item is incorporated herein by reference from the information set forth under the caption "Executive Compensation and Other Information" in the 2003 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        The information required by this item is incorporated herein by reference from the information set forth under the caption "Ownership of Securities" in the 2003 Proxy Statement.

Item 13. Certain Relationships and Related Transactions

        The information required by this item is incorporated herein by reference from the information set forth under the caption "Certain Transactions" in the 2003 Proxy Statement.

Item 14. Controls and Procedures

        Based on their evaluation, as of a date within 90 days of the filing of this Form 10-K, the Company's Chief Executive Officer and Chief Financial Officer have concluded the Company's disclosure controls and procedures (as defined in Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934) are effective. There have been no significant changes in internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)
The following documents are filed as part of this report:

1.
Financial Statements—See Index to Consolidated Financial Statements in Item 8 of the report.

2.
Financial Statement Schedules. None.

3.
See Index to Exhibits.

(b)
No reports on Form 8-K were filed during the last quarter of the fiscal year ended December 31, 2002.

(c)
See the Index of Exhibits

(d)
See the Financial Statements beginning on page 43 of this Form 10-K

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 27, 2003.

SANGAMO BIOSCIENCES, INC.
By:	/S/ EDWARD O. LANPHIER II Edward O. Lanphier II President and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date
/s/ EDWARD O. LANPHIER II Edward O. Lanphier II	President, Chief Executive Officer and Director (Principal Executive Officer)	March 27, 2003
/s/ JANET L. NIBEL Janet L. Nibel	Vice President, Finance and Administration (Principal Financial Officer and Principal Accounting Officer)	March 27, 2003
/s/ WILLIAM G. GERBER, M.D. William G. Gerber, M.D.	Director	March 27, 2003
/s/ JON E. M. JACOBY Jon E. M. Jacoby	Director	March 27, 2003
/s/ JOHN W. LARSON John W. Larson	Director	March 27, 2003
/s/ STEPHEN REEDERS, M.D. Stephen Reeders, M.D.	Director	March 27, 2003
/s/ WILLIAM J. RUTTER, PH.D. William J. Rutter, Ph.D.	Director	March 27, 2003
/s/ MICHAEL C. WOOD Michael C. Wood	Director	March 27, 2003

CHIEF EXECUTIVE OFFICER CERTIFICATE

I, Edward O. Lanphier II, certify that:

1.
I have reviewed this annual report on Form 10-K of Sangamo BioSciences, Inc. (the "Registrant");

2.
Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.
Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this annual report;

4.
The Registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)
evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c)
presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The Registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent function):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

b)
any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

6.
The Registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 27, 2003	/s/ Edward O. Lanphier II Edward O. Lanphier II President, Chief Executive Officer and Director (Principal Executive Officer)

CHIEF FINANCIAL OFFICER CERTIFICATE

I, Janet L. Nibel, certify that:

1.
I have reviewed this annual report on Form 10-K of Sangamo BioSciences, Inc. (the "Registrant");

2.
Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.
Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this annual report;

4.
The Registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)
evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c)
presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The Registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent function):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

b)
any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

6.
The Registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 27, 2003	/s/ Janet L. Nibel Janet L. Nibel Vice President Finance and Administration (Principal Financial Officer)

Index to Exhibits

Exhibit Number	Description of Document
2.1*	Agreement for the Sale and Purchase of all the Issued Share Capital of Gendaq Limited between Sangamo and Certain Shareholders of Gendaq Limited, dated June 28, 2001.
3.1‡	Amended and Restated Certificate of Incorporation.
3.2‡	Amended and Restated Bylaws.
4.1‡	Form of Specimen Common Stock Certificate.
10.1‡^	2000 Stock Incentive Plan.
10.2‡^	2000 Employee Stock Purchase Plan.
10.3	[Intentionally left blank]
10.4‡	Form of Indemnification Agreement entered into between Sangamo and each of its directors and executive officers.
10.5‡	Triple Net Laboratory Lease, between Sangamo and Point Richmond R&D Associates II, LLC, dated May 23, 1997.
10.6‡	Form of collaboration agreement.
10.7†‡	License Agreement, between Sangamo and Baxter Healthcare Corporation, dated January 11, 2000.
10.8†‡	Sublicense Agreement, by and between Sangamo and Johnson & Johnson, dated May 9, 1996.
10.9†	Second Amendment to License Agreement between Sangamo and Edwards Lifesciences LLC (formerly Baxter Healthcare Corporation), dated November 14, 2002.
10.10‡	Financial Assistance Award from U.S. Department of Commerce, dated March 31, 1997.
10.11‡	Notice of Grant Award from National Institute of Allergy and Infectious Diseases, dated August 9, 1999.
10.12†‡	Patent License Agreement between Sangamo and Massachusetts Institute of Technology dated May 9, 1996, as amended.
10.13†‡	License Agreement between Sangamo and the Johns Hopkins University dated July 16, 1998, as amended.
10.14†	First Amendment to Research Funding Agreement between Sangamo and Edwards Lifesciences LLC (formerly Baxter Healthcare Corporation), dated November 14, 2002.
10.15‡^	Employment Agreement, between Sangamo and Edward O. Lanphier II, dated June 1, 1997.
10.16‡^	1995 Stock Option Plan.
10.17‡	Research Funding Agreement, by and between Sangamo and Baxter Healthcare Corporation, dated January 11, 2000.
10.18‡^	Employment Agreement, between Sangamo and Alan Wolffe, Ph.D., dated March 17, 2000.
10.19‡	License Agreement by and between The Scripps Research Institute and Sangamo, dated March 14, 2000.

10.20+^	Employment Agreement between Sangamo and Carl Pabo, Ph.D., dated September 12, 2001.
21.1	Subsidiaries of the Company.
23.1	Consent of Ernst & Young LLP, Independent Auditors.
99.1	Certification of Principal Executive Officer
99.2	Certification of Principal Financial Officer

†
Confidential treatment has been requested for certain information contained in this document pursuant to an order of the Securities and Exchange Commission. Such information has been omitted and filed separately with the Securities and Exchange Commission.

^
Indicates management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K.

‡
Incorporated by reference to Sangamo's Registration Statement on Form S-1 (Reg. No. 333-30314), as amended.

*
Incorporated by reference to Sangamo's Current Report on Form 8-K dated July 4, 2001.

+
Incorporated by reference to Sangamo's Annual Report on Form 10-K, filed March 29, 2002.

QuickLinks

TABLE OF CONTENTS
PART I
  Item 1. Business
  Item 2. Properties
  Item 3. Legal proceedings
  Item 4. Submission of Matters to a Vote of Security Holders
PART II
  Item 5. Market for the Registrant's Common Stock and Related Stockholder Matters
  Item 6. Selected Consolidated Financial Data
  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 7A. Quantitative and Qualitative Disclosures about Market Risk
  Item 8. Financial Statements and Supplementary Data
SANGAMO BIOSCIENCES, INC. INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS
SANGAMO BIOSCIENCES, INC. CONSOLIDATED BALANCE SHEETS (In thousands, except share and per share amounts)
SANGAMO BIOSCIENCES, INC. CONSOLIDATED STATEMENTS OF OPERATIONS (In thousands, except per share amounts)
SANGAMO BIOSCIENCES, INC. CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (In thousands, except share amounts)
SANGAMO BIOSCIENCES, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands)
SANGAMO BIOSCIENCES, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
PART III
  Item 10. Directors and Executive Officers of the Registrant
  Item 11. Executive Compensation
  Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
  Item 13. Certain Relationships and Related Transactions
  Item 14. Controls and Procedures
  Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K
SIGNATURES
CHIEF EXECUTIVE OFFICER CERTIFICATE
CHIEF FINANCIAL OFFICER CERTIFICATE
Index to Exhibits