Form 10-Q
period 2003-03-31
SANGAMO BIOSCIENCES INC
filed 2003-05-15
CIK 1001233

FORM 10-Q

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes ☒  No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No  ☒

As of March 31, 2003, 24,751,213 shares of the issuer’s common stock, par value $0.01 per share, were outstanding.

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

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SANGAMO BIOSCIENCES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	March 31, 2003	December 31, 2002(1)
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$12,587	$17,639
Marketable securities	36,474	34,504
Interest receivable	460	432
Accounts receivable, net	904	1,098
Prepaid expenses	382	423
Total current assets	50,807	54,096
Property and equipment, net	1,591	1,793
Other assets	322	338
Total assets	$52,720	$56,227

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued liabilities	$494	$937
Accrued compensation and employee benefits	436	669
Deferred revenue	349	375
Total current liabilities	1,279	1,981
Stockholders’ equity:
Preferred stock, $0.01 par value, 5,000,000 shares authorized, no shares issued and outstanding at March 31, 2003 and December 31, 2002	—	—
Common stock, $0.01 par value; 80,000,000 shares authorized, 24,751,213 and 24,740,713 shares issued and outstanding at March 31, 2003 and December 31, 2002, respectively	127,245	127,234
Deferred stock compensation	(132)	(231)
Accumulated deficit	(75,759)	(72,864)
Accumulated other comprehensive income	87	107
Total stockholders’ equity	51,441	54,246
Total liabilities and stockholders’ equity	$52,720	$56,227

(1)          Amounts derived from Audited Statements dated December 31, 2002 filed as a part of Form 10-K.

See accompanying notes.

SANGAMO BIOSCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)
(Unaudited)

	Three months ended March 31,
	2003	2002
Revenues:
Collaboration agreements	$426	$501
Research grants	125	—
Total revenues	551	501

Operating expenses:
Research and development (excludes $57 and $954 of stock based compensation expense for the three months ended March 31, 2003 and 2002, respectively)	2,687	3,358

General and administrative (excludes $51 and $88 of stock based compensation expense for the three months ended March 31, 2003 and 2002, respectively)	827	862
Restructuring charge	—	190
Stock based compensation expense	108	1,042
Total operating expenses	3,622	5,452
Loss from operations	(3,071)	(4,951)
Interest and other income, net	176	464
Net loss	$(2,895)	$(4,487)
Basic and diluted net loss per common share	$(0.12)	$(0.18)
Shares used in basic and diluted net loss per common share	24,734	24,356

See accompanying notes.

SANGAMO BIOSCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)
(Unaudited)

	Three months ended March 31,
	2003	2002
Operating Activities:
Net loss	$(2,895)	$(4,487)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	228	328
Non-cash stock compensation charges	108	1,042
Changes in operating assets and liabilities:
Interest receivable	(28)	690
Accounts receivable	194	389
Prepaid expenses and other assets	57	76
Accounts payable and accrued liabilities	(443)	(322)
Accrued compensation and employee benefits	(233)	(135)
Deferred revenue	(26)	(145)
Net cash used in operating activities	(3,038)	(2,564)
Investing Activities:
Purchases of investments	(8,490)	(2,864)
Maturities of investments	6,500	29,816
Sales (purchases) of property and equipment	(26)	16
Net cash provided by (used in) investing activities	(2,016)	26,968
Financing Activities:
Proceeds from issuance of common stock	2	62
Repayment of note payable	—	(35)
Net cash provided by financing activities	2	27
Effect of exchange rate changes on cash	—	(65)
Net increase (decrease) in cash and cash equivalents	(5,052)	24,366
Cash and cash equivalents, beginning of period	17,639	7,644
Cash and cash equivalents, end of period	$12,587	$32,010

See accompanying notes.

SANGAMO BIOSCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

March 31, 2003

NOTE 1-BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (SEC).  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.  The condensed consolidated financial statements include the accounts of Sangamo and its wholly owned subsidiary, Gendaq Limited, after elimination of all material intercompany balances and transactions.  Operating results for the three-month period ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.  These financial statements should be read in conjunction with the financial statements and footnotes thereto for the year ended December 31, 2002, included in Sangamo’s Form 10-K as filed with the SEC.

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

REVENUE RECOGNITION

Sangamo recognizes revenue from its Universal GeneTools® agreements when ZFP Transcription Factors (“ZFP TFs”) are delivered to the Universal GeneTools® collaborators, persuasive evidence of an agreement exists, there are no unfulfilled obligations, the price is fixed and determinable, and collectibility is reasonably assured.  Generally, Sangamo receives partial payments from these collaborations prior to the delivery of ZFP TFs and the recognition of these revenues is deferred until the ZFP TFs are delivered, the risk of ownership has passed to the collaborator and all performance obligations have been satisfied.  Upfront or signature payments received upon the signing of a Universal GeneTools® agreement are generally recognized ratably over the applicable period of the agreement or as ZFP TFs are delivered.

Payments received to fund research activities made under strategic partnering agreements are recognized over the period that Sangamo performs research services. Amounts received in advance under such agreements are deferred until the research services are performed. Sangamo’s federal government research grants provide for the reimbursement of qualified expenses for research and development as defined under the terms of the grant agreement.  Revenue under grant agreements is recognized when the related research expenses are incurred.  Grant reimbursements are typically received on a quarterly basis and are subject to the issuing agency’s right of audit.

Milestone payments under research, partnering, or licensing agreements are recognized as revenue upon the achievement of mutually agreed upon milestones, provided that (i) the milestone event is substantive and its achievement is not reasonably assured at the inception of the agreement, and (ii) there are no further significant performance obligations associated with the milestone payment.

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

STOCK-BASED COMPENSATION

Sangamo accounts for employee and director stock options using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and has adopted the disclosure-only alternative of FAS No. 123, “Accounting for Stock-Based Compensation.” Stock options granted to non-employees, including Scientific Advisory Board Members, are accounted for in accordance with Emerging Issues Task Force Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring or in Conjunction with Selling, Goods or Services,” which requires the value of such options to be measured and compensation expenses to be recorded as they vest over a performance period. The fair value of such options is determined using the Black-Scholes model. The following table illustrates, pursuant to FAS 123, as amended by FAS 148, “Accounting for Stock-Based Compensation – Transition and Disclosure,” the effect on net loss and related net loss per share, had compensation cost for stock-based compensation plans been determined based upon the fair value method prescribed under FAS 123:

	Three months ended March 31,
	2003	2002

Net loss:
As reported	$(2,895)	$(4,487)
Add: stock-based employee compensation expense included in reported net income	99	762
Less: stock-based employee compensation expense determined under the fair value based method	(689)	(1,699)
Pro forma net loss	$(3,485)	$(5,424)

Basic and diluted net loss per share
As reported	$(0.12)	$(0.18)
Pro forma	$(0.14)	$(0.22)

The above pro forma effects may not be representative of that to be expected in future periods, due to subsequent periods including additional grants and related vesting.  The fair value for all options granted in the periods ended March 31, 2003 and 2002 were estimated at the date of grant using the Black-Scholes method following the Company’s initial public offering and using the minimum value method for periods prior to the initial public offering with the following weighted-average assumptions:

	Three months ended March 31,
	2003		2002
Risk-free interest rate	2.9%		3.8%
Expected life of option	5	yrs	5	yrs
Expected dividend yield of stock	0%		0%
Expected volatility	1.0		1.0

The Company amortizes deferred compensation pertaining to employee stock options over the respective employees’ vesting period using the graded vesting method.

RECENTLY ISSUED ACCOUNTING STANDARDS

In June 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities (“FAS 146”).  FAS 146 eliminates Emerging Issues Task Force Issue No. 94-3 “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring).”  Under FAS 146, liabilities for costs associated with an exit or disposal activity are recognized when the liabilities are incurred, and fair value is the objective for initial measurement of the liabilities. This Statement is effective for exit or disposal activities initiated after December 31, 2002.  The provisions of FAS 146 are required to be applied prospectively after the adoption date to newly initiated exit activities, and may affect the timing of recognizing future restructuring costs, as well as the amounts recognized.  Our adoption of FAS 146 did not have a material impact on our consolidated financial statements.

In November 2002, the FASB issued Interpretation No. 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.”  FIN 45 elaborates on the existing disclosure requirements for most guarantees, including residual value guarantees issued in conjunction with operating lease agreements.  It also clarifies that at the time a company issues a guarantee, the company must recognize an initial liability for the fair value of the obligation it assumes under that guarantee and must disclose that information in its interim and annual financial statements.  The initial recognition and measurement provisions apply on a prospective basis to guarantees issued or modified after December 31, 2002.  The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002.  Our adoption of FIN 45 did not have a material impact on our consolidated financial statements.

In November 2002, the FASB issued Emerging Issues Task Force Issue No. 00-21 (“EITF 00-21”), “Revenue Arrangements with Multiple Deliverables.”  EITF 00-21 addresses certain aspects of the accounting by a company for arrangements under which it will perform multiple revenue-generating activities.  EITF 00-21 addresses when and how an arrangement involving multiple deliverables should be divided into separate units of accounting.  EITF 00-21 provides guidance with respect to the effect of certain customer rights due to company nonperformance on the recognition of revenue allocated to delivered units of accounting.  EITF 00-21 also addresses the impact on the measurement and/or allocation of arrangement consideration of customer cancellation provisions and consideration that varies as a result of future actions of the customer or the company.  Finally, EITF 00-21 provides guidance with respect to the recognition of the cost of certain deliverables that are excluded from the revenue accounting for an arrangement.  The provisions of EITF 00-21 will apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003.  Sangamo is currently evaluating the effect that the adoption of EITF 00-21 will have on its consolidated financial statements.

In December 2002, the FASB issued Statement No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure.”  FAS 148 amends FAS 123 “Accounting for Stock-Based Compensation” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation.  In addition, FAS 148 amends the disclosure requirements of FAS 123 to require more prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.  The additional disclosure requirements of FAS 148 are effective for fiscal years ending after December 15, 2002.  We have elected to continue to follow the intrinsic value method of accounting as prescribed by Accounting Principles Board Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees,” to account for employee stock options.

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

	Three months ended March 31,
	2003	2002

Net loss	$(2,895)	$(4,487)

Basic and diluted:
Weighted-average shares of common stock outstanding	24,743	24,490

Less: weighted-average shares subject to repurchase	(9)	(134)
Shares used in computing basic and diluted net loss per common share	24,734	24,356
Basic and diluted net loss per common share	$(0.12)	$(0.18)

NOTE 3-COMPREHENSIVE LOSS

Comprehensive loss is comprised of net loss and other comprehensive income (loss).  Other comprehensive loss includes certain changes in stockholders’ equity that are excluded from net loss, which includes unrealized gains and losses on our available-for-sale securities and foreign currency translation adjustments. Comprehensive loss and its components for the three-month periods ended March 31, 2003 and 2002 are as follows (in thousands):

	Three Months Ended March 31
	2003	2002
Net loss	$(2,895)	$(4,487)
Changes in unrealized gain (loss) on securities available-for-sale	(20)	(226)
Foreign currency translation adjustment	—	(65)
Comprehensive loss	$(2,915)	$(4,778)

NOTE 4-MAJOR CUSTOMERS, PARTNERSHIPS AND STRATEGIC ALLIANCES

In November 2002, Sangamo signed an extension and expansion of its ZFP Therapeutic development programs to develop and evaluate novel therapies for cardiovascular and vascular disease with Edwards Lifesciences, Inc.  That broadened agreement includes funding for development programs in 2003.  In January 2002, Sangamo signed a collaboration agreement with Medarex, Inc. to use ZFP TF technology to increase the expression of antibodies in mammalian cell lines. Under the terms of the agreement, Medarex will provide research funding to Sangamo over a two-year period, and will have a non-exclusive license to use the cell lines to manufacture antibody products.  2003 is the second year of funding under the Medarex agreement.  One customer accounted for 47% of year-to-date 2003 revenues recognized.  During the three months ended March 31, 2002, our largest customer represented 44% of revenues.

NOTE 5-RESTRUCTURING

In February 2002, Sangamo made the decision to begin consolidation of certain Gendaq operations from the United Kingdom to its Richmond, California headquarters.  The decision followed a post-acquisition review that was initiated in October 2001 where Sangamo evaluated technology, personnel, costs, and various alternatives to maximize the synergy between Sangamo and Gendaq.  The final decision made in February 2002 relates to the rationalization of positions in the United Kingdom; at that time there were 15 employees at Gendaq.  In the first quarter of 2002, Sangamo recorded restructuring expense of $190,000 related to this rationalization.  The workforce reduction charge included incremental restructuring charges for the employees.  These employees primarily worked on research and development and administrative activities that will be continued by employees at the Company’s headquarters.   As of September 30, 2002, the facility in the United Kingdom was closed and all of the employees had been terminated.  Fixed assets at the U.K. facility were either disposed of or returned to the Richmond facility.

ITEM 2.      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The discussion in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contains trend analysis, estimates and other forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  These forward-looking statements include, without limitation, statements containing the words “believes,” “anticipates,” “expects,” “continue,” and other words of similar import or the negative of those terms or expressions.  Such forward-looking statements are subject to known and unknown risks, uncertainties, estimates and other factors that may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.  Actual results could differ materially from those set forth in such forward-looking statements as a result of, but not limited to, the “Risk Factors” described in this Item 2, the risk factors set forth in our annual report on Form 10-K filed with the SEC and those certained from time to time in our other filings with the SEC.  You should read the following discussion and analysis along with the financial statements and notes attached to those statements included elsewhere in this report.

Overview

We were incorporated in June 1995. From our inception through March 31, 2003, our activities related primarily to establishing and operating a biotechnology research and development organization and developing relationships with our corporate collaborators.  Our scientific and business development endeavors currently focus on novel transcription factors for the regulation of gene expression.  We have incurred net losses since inception and expect to incur losses in the future as we continue our research and development activities. To date, we have funded our operations primarily through the issuance of equity securities, borrowings, payments from federal government research grants and from corporate collaborators and strategic partners.  As of March 31, 2003, we had an accumulated deficit of $75.8 million.

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

Research and development expenses consist primarily of salaries and related personnel expenses, laboratory supplies, allocated facilities costs, subcontracted research expenses, and intellectual property prosecution and license expenses.  Research and development costs incurred in connection with company collaborator funded activities are expensed as incurred.  We believe that continued investment in research and development is critical to attaining our strategic objectives.  We expect these expenses will increase significantly in the future as we continue to develop our ZFP TF technology platform and pursue ZFP Therapeutics.  Additionally, in order to develop ZFP TFs as commercially relevant therapeutics, we expect to expend additional resources for regulatory and clinical expertise.

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

Stock-Based Compensation.  We utilize stock and stock options as one means of compensating employees, consultants and others. Although this practice has no cash consequence, the accounting for stock-based compensation can, under certain circumstances, result in a significant charge to our financial statements.  We amortize deferred stock compensation over the respective option vesting period using the graded vesting method.  Subsequently, if employees terminate during the vesting period of the stock-based compensation, adjustments or reversals of previous charges are recognized upon termination.  Charges for stock-based compensation are expected to decrease in the future as deferred compensation related to our initial public offering and our acquisition of Gendaq are fully amortized.  However, if new accounting pronouncements require or we choose to abandon Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and instead adopt financial reporting under Financial Accounting Standards Board Statement No. 123, “Accounting for Stock-Based Compensation” (“FAS 123”) then future charges for stock-based compensation would increase materially.  Pursuant to FAS 148, we disclose the effect on net income and related net income per share, had compensation cost for stock-based compensation plans been determined based upon the fair value method prescribed under FAS 123 (See Note 1 – Basis of Presentation and Summary of Significant Accounting Policies).

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

RESULTS OF OPERATIONS

Three Months ended March 31, 2003 and 2002

Total revenues. Total revenues increased to $551,000 in the three months ended March 31, 2003 from $501,000 in the corresponding period in 2002.  The increase in revenues in the three months ended March 31, 2003 was principally attributable to research during the period funded by Federal research grants. Revenues for the most recent quarter consisted of contractual payments from strategic partners for research programs, Federal government research grant funding and amortization of deferred revenue relative to a license option and an upfront signature payment previously received.  Our current research and development programs are focused on the advancement of our ZFP TF technology for several potential applications. Among these are ZFP-Therapeutics for cardiovascular disease and cancer, ZFP TF-engineered cell lines for drug screening, antibody development and to enhance the production yields of protein pharmaceuticals, ZFP TFs for the discovery and validation of genes and drug targets, and ZFP TFs for applications in agricultural biotechnology.

Research and development expenses. Total research and development expenses were $2.7 million for the three months ended March 31, 2003 as compared to $4.3 million in the corresponding period in 2002.  Non-cash research and development expenses in the first quarter in 2003 included $57,000 in stock-based compensation expense, as compared to $954,000 during the same quarter in 2002.  Stock-based compensation expense is principally composed of deferred compensation amortization related to options granted prior to our initial public offering effective April 2000.  The remaining first quarter 2003 research and development expenses of $2.7 million were comprised of salaries and benefits for research and development personnel, related laboratory supplies, allocated facilities costs, intellectual property patent prosecution and licensing fees and external research funding.   Comparable operating expenses were $3.4 million in the corresponding period in 2002.  The decrease in the 2003 period was primarily due to decreased employee related expenses, laboratory supplies and facilities costs resulting from the closure of the Gendaq facility.  Additionally, reduced laboratory supplies and equipment costs at our Richmond, California facility contributed to the decrease in research and development expenses in the most recent quarter.

General and administrative expenses.  Total general and administrative expenses were $879,000  in the three months ended March 31, 2003, as compared to $950,000 during the corresponding period in 2002.  Non-cash administrative expenses in the first quarter of 2003 were $51,000 in stock-based compensation expense compared to $88,000 in stock-based compensation expense during the same quarter of 2002.  The remaining first quarter 2003 general and administrative expenses of $827,000 were comprised of salaries and benefits for general administrative personnel, outside services including audit, tax and legal fees, directors & officers insurance, general business consulting, corporate communications costs and allocated facilities expenses.  Comparable operating expenses after stock-based compensation expense were $862,000 for the quarter ended March 31, 2002.  The decrease was primarily attributable to reduced professional fees and expenses and decreased travel expenses.

Restructuring charge.  A restructuring charge of $190,000 was recorded in the first quarter of 2002.  This expense represents restructuring expenses which were estimated at the time of the decision to close the Gendaq facility.

Interest and other income, net.  Net interest income decreased to $223,000 in the three months ended March 31, 2003 from $464,000 in the corresponding period in 2002. The decrease in interest income resulted from lower average interest-bearing balances, from the use of cash to fund operations, and from lower interest rates.  During the quarter ended March 31, 2003, we recognized a net loss of $47,000 on currency translation.  The currency translation gain or loss was reported as a component of equity during the quarter ended March 31, 2002 as it arose due to the operations at our wholly-owned subsidiary, Gendaq, in the U.K.  This subsidiary’s facility was shut down in the third quarter of 2002 and the related foreign currency translation gain of $367 was recognized upon closure of the facility.

Liquidity and Capital Resources

Since inception, Sangamo has financed operations primarily through sales of preferred and common stock, including our initial public offering in April 2000, payments from corporate collaborators and government research grants.  As of March 31, 2003 we had cash, cash equivalents, and marketable securities (including interest receivable) totaling $49.5 million.

We used $3.0 million of cash for operating activities in the three months ended March 31, 2003.  This consisted of the net loss for the period of $2.9 million offset by non-cash stock compensation charges of $108,000, depreciation  of $228,000 and net changes in operating assets and liabilities.  Net cash used for investing activities was $2.0 million in the three months ended March 31, 2003.  Cash was used to purchase investments and property and equipment and was offset by the maturities of available-for-sale securities.  Net cash provided by financing activities in the period was $2,000 from issuances of common stock.

We believe that our current cash resources are sufficient to finance our existing operations at least through 2004. Our cash requirements depend upon a number of factors, including our ability to increase our revenues from corporate partners and government grants, and the level and timing of our research and development expenditures.  We cannot assure you that at such time as we require additional funding, it will be available on favorable terms, if at all.

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

We expect to rely, to a significant extent, on our strategic partners to provide funding in support of our research and to perform some independent research, preclinical and clinical testing. Our technology is broad based and we do not currently possess the resources necessary to develop and commercialize potential products that may result from our technologies, or the resources or capabilities to complete any approval processes that may be required for the products.  Therefore, we rely on strategic partnerships to help us develop and commercialize products. If those partners are unable or unwilling to advance our programs or if they do note diligently pursue product approval this may slow our growth and decrease our revenues.  Further, we must enter into new agreements to develop additional therapeutic programs.  There can be no assurance that we will be able to establish new strategic collaborations for therapeutic product development.

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

Our existing strategic partnering agreements are, and we would expect any future arrangement to be, based on the achievement of milestones. Under the strategic partnering agreements, we expect to receive revenue for the research and development of a therapeutic product based on achievement of specific milestones. Achieving these milestones will depend, in part, on the efforts of our strategic partner as well as our own. In contrast, our current Universal GeneTools® collaboration agreements only pay us to supply ZFP TFs for the collaborator’s independent use, rather than for future results of the collaborator’s efforts. If we or any strategic partner fails to meet specific milestones, then the strategic partnership can be terminated which could decrease our revenues.

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

Any products that we or our collaborators or strategic partners develop using our ZFP TF technology platform will participate in highly competitive markets. Even if we are able to generate ZFP TFs that achieve useful results, competing technologies may prove to be more effective or less expensive and in some cases, have proven to be satisfactorily effective and less expensive which limits our revenue opportunities. Competing technologies may include other methods of regulating gene expression. ZFP TFs have broad application in the life sciences, and compete with a broad array of new technologies and approaches being applied to genetic research by many companies. Competitive technologies include those used to analyze the expression of genes in cells or tissues, determine gene function, discover new genes, analyze genetic information and regulate genes.  Competing proprietary technologies with our product development focus include:

•                  For  ZFP Therapeutics: Small molecule drugs, Monoclonal Antibodies, recombinant proteins, RNA antisense and siRNA approaches

•                  For our Enabling Technology Applications:

•                  Universal GeneTools®: Antisense, siRNA

•                  High throughput screening and antibody development: cDNA, naturally occurring cell lines

•                  Protein production : Amplification

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

We have generated operating losses since we began operations in 1995. The extent of our future losses and the timing of profitability are highly uncertain, and we expect to incur losses for the foreseeable future. We have been engaged in developing our ZFP TF technology since inception, which has and will continue to require significant research and development expenditures. To date, we have generated our revenues from Universal GeneTools® collaboration agreements, strategic partnership agreements and federal government research grants. As of March 31, 2003, we had an accumulated deficit of approximately $75.8 million. Even if we succeed in increasing our current product and research revenue or developing additional commercial products, we expect to incur losses for the foreseeable future. These losses will increase as we expand and extend our research and development activities into human therapeutic product development. If the time required to generate significant product revenues and achieve profitability is longer than we currently anticipate, we may not be able to sustain our operations.

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

Volatility in our common stock could cause you to incur substantial losses. An active public market for our common stock may not be sustained and the market price of our common stock may continue to be highly volatile. The market price of our common stock has fluctuated significantly in response to the following factors, some of which are beyond our control:

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

We are a small company with 73 employees as of March 31, 2003, and our success depends on our continued ability to attract, retain and motivate highly qualified management and scientific personnel, and our ability to develop and maintain important relationships with leading academic and other research institutions and scientists. Competition for personnel and academic and other research collaborations is intense. The success of our technology development programs depends on our ability to attract and retain highly trained personnel. If we lose the services of personnel with these types of skills, it could impede significantly the achievement of our research and development objectives. If we fail to negotiate additional acceptable collaborations with academic and other research institutions and scientists, or if our existing collaborations are unsuccessful, our technology development programs may be delayed or may not succeed.

In the past, the scope of our needs was somewhat limited to the expertise of personnel able to engineer ZFP TFs and apply them to gene regulation. However, as we move our ZFP Therapeutics programs forward, we will need to hire additional personnel and develop additional academic collaborations as we continue to expand our research and development activities into ZFP Therapeutics.  To this end, in February 2003, we appointed J. Tyler Martin,  M.D. as Vice President, Development, who will have responsibility for preclinical and clinical development of Sangamo’s ZFP Therapeutics programs and products.  The successful development of our ZFP Therapeutics programs will require additional significant new hires and will require existing management to develop additional expertise.  We do not know if we will be able to attract, retain or motivate the required personnel to achieve our goals.

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

Others have filed and in the future are likely to file patent applications that are similar to ours. We are aware that there are academic groups and other companies that are attempting to develop technology which is based on the use of zinc finger and other DNA-binding proteins, and that these groups and companies have filed patent applications. Several patents have been issued, although we have no current plans to use the associated inventions. If these or other patents issue, it is possible that the holder of any patent or patents granted on these applications may bring an infringement action against our collaborators, strategic partners or us claiming damages and seeking to enjoin commercial activities relating to the affected products and processes. The costs of litigating the claim could be substantial. Moreover, we cannot predict whether our Universal GeneTools® collaborators, strategic partners or we would prevail in any actions.  In addition, if the relevant patent claims were upheld as valid and enforceable and our products or processes were found to infringe the patent or patents, we could be prevented from making, using or selling the relevant product or process unless we could obtain a license or were able to design around the patent claims. While we believe that our proprietary intellectual property would give us substantial leverage to secure a cross-license, it is uncertain that any license required under that patent or patents would be made available on commercially acceptable terms, if at all. We believe that there may be significant litigation in the genomics industry regarding patent and other intellectual property rights, which could subject us to litigation. If we become involved in litigation, it could consume a substantial portion of our managerial and financial resources.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk for changes in interest rates relates primarily to our cash equivalents and investments. The investments are available for sale. We do not use derivative financial instruments in our investment portfolio. We attempt to ensure the safety and preservation of our invested funds by limiting default and market risks. Our cash and investments policy emphasizes liquidity and preservation of principal over other portfolio considerations. We select investments that maximize interest income to the extent possible within these guidelines. We satisfy liquidity requirements by investing excess cash in securities with different maturities to match projected cash needs and limit concentration of credit risk by diversifying our investments among a variety of high credit-quality issuers. We mitigate default risk by investing in only investment-grade securities. The portfolio includes marketable securities with active secondary or resale markets to ensure portfolio liquidity. All investments have a fixed interest rate and are carried at market value, which approximates cost.  If market interest rates were to increase by 1 percent from March 31, 2003, the fair value of our portfolio would decline by less than $200,000. The modeling technique used measures the change in fair values arising from an immediate hypothetical shift in market interest rates and assumes ending fair values include principal plus accrued interest.

The following table represents the fair value balance of our cash, cash equivalents and marketable securities by year of expected maturity that are subject to interest rate risk as of March 31, 2003 (in thousands, except for interest rates):

	2003	2004
Cash and cash equivalents	$12,587	$—
Average interest rates	1.26%	—%

Marketable securities	$28,389	$8,085
Average interest rates	2.03%	1.69%

ITEM 4.  CONTROLS AND PROCEDURES

Based on their evaluation, as of a date within 90 days of the filing of this Form 10-Q, the Company’s Principal Executive Officer and Principal Financial Officer have concluded the Company’s disclosure controls and procedures (as defined in Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934) are effective.  There have been no significant changes in internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

From the time of receipt through March 31, 2003, Sangamo has used the net proceeds from its initial public offering of common stock to invest in short-term and long-term, interest bearing, investment-grade securities and has used its existing cash balances to fund the general operations.   The proceeds will be used for general corporate purposes, including working capital and product development. A portion of the net proceeds will also be used to acquire or invest in complementary businesses or products or to obtain the right to use complementary technologies. Sangamo has no agreements or commitments with respect to any such acquisition or investments and is not currently engaged in any material negotiations with respect to any such transaction.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

Exhibit Number
99.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Reports:  No reports on Form 8-K were filed during the quarter ended March 31, 2003.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SANGAMO BIOSCIENCES, INC.  Dated: May 15, 2003

/s/ Janet L. Nibel
Janet L. Nibel
Vice President Finance and Administration
(Principal Financial and Accounting Officer)

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

Date: May 15, 2003

/s/ Edward O. Lanphier II
Edward O. Lanphier II
President and Chief Executive Officer
(Principal Executive Officer)

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

Date: May 15, 2003.

/s/ Janet L. Nibel
Janet L. Nibel
Vice President Finance and Administration
(Principal Financial Officer)