Form 10-Q
period 2003-06-30
SANGAMO BIOSCIENCES INC
filed 2003-08-13
CIK 1001233

FORM 10-Q

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

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

Yes  ☐   No  ☒

As of June 30, 2003, 24,815,069 shares of the issuer’s common stock, par value $0.01 per share, were outstanding.

INDEX

SANGAMO BIOSCIENCES, INC.

CERTIFICATIONS

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

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SANGAMO BIOSCIENCES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	June 30, 2003	December 31, 2002 (1)
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$9,803	$17,639
Marketable securities	37,538	34,504
Interest receivable	443	432
Accounts receivable, net	151	1,098
Prepaid expenses	762	423
Total current assets	48,697	54,096
Property and equipment, net	1,294	1,793
Other assets	54	338
Total assets	$50,045	$56,227

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued liabilities	$955	$937
Accrued compensation and employee benefits	458	669
Deferred revenue	322	375
Total current liabilities	1,735	1,981
Stockholders’ equity:
Preferred stock, $0.01 par value, 5,000,000 shares authorized, no shares issued and outstanding at June 30, 2003 and December 31, 2002	—	—
Common stock, $0.01 par value; 80,000,000 shares authorized, 24,815,069 and 24,740,713 shares issued and outstanding at June 30, 2003 and December 31, 2002, respectively	127,326	127,234
Deferred stock compensation	(49)	(231)
Accumulated deficit	(79,033)	(72,864)
Accumulated other comprehensive income	66	107
Total stockholders’ equity	48,310	54,246
Total liabilities and stockholders’ equity	$50,045	$56,227

(1)          Amounts derived from Audited Consolidated Statements dated December 31, 2002 filed as a part of Form 10-K.

See accompanying notes.

SANGAMO BIOSCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2003	2002	2003	2002
Revenues:
Collaboration agreements	$426	$366	$852	$867
Federal government research grants	92	—	217	—
Total revenues	518	366	1,069	867

Operating expenses:
Research and development (excludes $13 and $48 of stock-based compensation expense for the three months ended June 30, 2003 and 2002, respectively, and $70 and $1,002 of stock-based compensation expense for the six months ended June 30, 2003 and 2002, respectively)	3,056	3,109	5,743	6,467

General and administrative (excludes $36 and $100 of stock-based compensation expense for the three months ended June 30, 2003 and 2002, respectively, and $87 and $188 of stock-based compensation expense for the six months ended June 30, 2003 and 2002, respectively)	1,116	1,086	1,943	1,948
Restructuring charge	—	—	—	190
Stock-based compensation expense	49	148	157	1,190
Total operating expenses	4,221	4,343	7,843	9,795
Loss from operations	(3,703)	(3,977)	(6,774)	(8,928)
Interest and other income, net	429	346	605	810
Net loss	$(3,274)	$(3,631)	$(6,169)	$(8,118)
Basic and diluted net loss per common share	$(0.13)	$(0.15)	$(0.25)	$(0.33)
Shares used in basic and diluted net loss per common share	24,788	24,439	24,761	24,398

See accompanying notes.

SANGAMO BIOSCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six months ended June 30,
	2003	2002
Operating Activities:
Net loss	$(6,169)	$(8,118)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	442	670
Net gain on disposal of property and equipment	(112)	—
Non-cash stock compensation charges	157	1,190
Changes in operating assets and liabilities:
Interest receivable	(11)	521
Accounts receivable	947	486
Prepaid expenses and other assets	(55)	(445)
Accounts payable and accrued liabilities	18	(720)
Accrued compensation and employee benefits	(211)	(158)
Deferred revenue	(53)	(187)
Net cash used in operating activities	(5,047)	(6,761)
Investing Activities:
Purchases of investments	(20,674)	(6,891)
Proceeds from disposal of property and equipment	216	—
Maturities of investments	17,600	38,713
Purchases of property and equipment	(48)	(24)
Net cash provided by (used in) investing activities	(2,906)	31,798
Financing Activities:
Proceeds from issuance of common stock	117	264
Repayment of note payable	—	(51)
Net cash provided by financing activities	117	213
Effect of exchange rate changes on cash	—	164
Net increase (decrease) in cash and cash equivalents	(7,836)	25,414
Cash and cash equivalents, beginning of period	17,639	7,644
Cash and cash equivalents, end of period	$9,803	$33,058

See accompanying notes.

SANGAMO BIOSCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

June 30, 2003

NOTE 1-BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Sangamo Biosciences, Inc. (“Sangamo” or the “Company”) have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (SEC).  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.  The condensed consolidated financial statements include the accounts of Sangamo and its wholly owned subsidiary, Gendaq Limited (see Note 5), after elimination of all material intercompany balances and transactions.  Operating results for the three-month and six-month periods ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.  These financial statements should be read in conjunction with the financial statements and footnotes thereto for the year ended December 31, 2002, included in Sangamo’s Form 10-K as filed with the SEC.

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. Actual results could differ from those estimates.

FOREIGN CURRENCY TRANSLATION

The Company records foreign currency transactions at the exchange rate prevailing at the date of the transaction. Monetary assets and liabilities denominated in foreign currency are translated into U.S. dollars at the exchange rates in effect at the balance sheet date. All translation differences arising from foreign currency transactions are recorded through profit and loss.

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

RESEARCH AND DEVELOPMENT COSTS

Research and development expenses consist of costs incurred for Company-sponsored as well as collaborative research and development activities. These costs include direct and research-related overhead expenses, which include salaries and other personnel-related expenses, facility costs, supplies and depreciation of facilities and laboratory equipment, patent prosecution as well as the cost of funding research at universities and other research institutions, and are expensed as incurred.  Costs to acquire technologies that are utilized in research and development and that have no alternative future use are expensed as incurred.

STOCK-BASED COMPENSATION

Sangamo accounts for employee and director stock options using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and has adopted the disclosure-only alternative of Financial Accounting Standards Board Statement No. 123, “Accounting for Stock-Based Compensation” (“FAS 123”).  Stock options granted to non-employees, including Scientific Advisory Board Members, are accounted for in accordance with Emerging Issues Task Force Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services,” which requires the value of such options to be measured and compensation expense to be recorded as they vest over a performance period. The fair value of such options is determined using the Black-Scholes model. The following table illustrates, pursuant to FAS 123, as amended by FAS 148, “Accounting for Stock-Based Compensation — Transition and Disclosure,” the effect on net loss and related net loss per share, had compensation cost for stock-based compensation plans been determined based upon the fair value method prescribed under FAS 123:

	Three months ended June 30,		Six months ended June 30,
	2003	2002	2003	2002
Net loss:
As reported	$(3,274)	$(3,631)	$(6,169)	$(8,118)
Add: stock-based employee compensation expense included in reported net loss	49	148	157	1190
Less: stock-based employee compensation expense determined under the fair value based method	(166)	(768)	(855)	(2,495)
Pro forma net loss	$(3,390)	$(4,251)	$(6,868)	$(9,423)

Basic and diluted net loss per share:
As reported	$(0.13)	$(0.15)	$(0.25)	$(0.33)
Pro forma	$(0.14)	$(0.17)	$(0.28)	$(0.39)

The above pro forma effects may not be representative of that to be expected in future periods, due to subsequent events including additional grants and related vesting.  The fair value for all options granted in the three-month and six-month periods ended June 30, 2003 and 2002 were estimated at the date of grant using the Black-Scholes method following the Company’s initial public offering and using the minimum value method for periods prior to the initial public offering with the following weighted-average assumptions:

	Three months ended June 30,		Six months ended June 30,
	2003	2002	2003	2002

Risk-free interest rate	2.5%	3.8%	2.8%	3.8%
Expected life of option	5 years	5 years	5 years	5 years
Expected dividend yield of stock	0%	0%	0%	0%
Expected volatility	1.0	1.0	1.0	1.0

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

In November 2002, the FASB issued Emerging Issues Task Force Issue No. 00-21 (“EITF 00-21”), “Revenue Arrangements with Multiple Deliverables.”  EITF 00-21 addresses certain aspects of the accounting by a company for arrangements under which it will perform multiple revenue-generating activities.  EITF 00-21 addresses when and how an arrangement involving multiple deliverables should be divided into separate units of accounting.  EITF 00-21 provides guidance with respect to the effect of certain customer rights due to company nonperformance on the recognition of revenue allocated to delivered units of accounting.  EITF 00-21 also addresses the impact on the measurement and/or allocation of arrangement consideration of customer cancellation provisions and consideration that varies as a result of future actions of the customer or the company.  Finally, EITF 00-21 provides guidance with respect to the recognition of the cost of certain deliverables that are excluded from the revenue accounting for an arrangement.  The provisions of EITF 00-21 will apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003 and are not expected to have a material impact on our consolidated financial statements.

NOTE 2-BASIC AND DILUTED NET LOSS PER SHARE

Basic and diluted net loss per share has been computed using the weighted-average number of shares of common stock outstanding during the period, less shares subject to repurchase. The following table presents the calculation of historical basic and diluted net loss per common share (in thousands, except per share data):

	Three months ended June 30,		Six months ended June 30,
	2003	2002	2003	2002

Net loss	$(3,274)	$(3,631)	$(6,169)	$(8,118)

Basic and diluted:
Weighted-average shares of common stock outstanding	24,795	24,541	24,769	24,516

Less: weighted-average shares subject to repurchase	(7)	(102)	(8)	(118)
Shares used in computing basic and diluted net loss per common share	24,788	24,439	24,761	24,398
Basic and diluted net loss per common share	$(0.13)	$(0.15)	$(0.25)	$(0.33)

NOTE 3-COMPREHENSIVE LOSS

Comprehensive loss is comprised of net loss and other comprehensive income (loss).  Other comprehensive loss includes certain changes in stockholders’ equity that are excluded from net loss, which includes unrealized gains and losses on our available-for-sale securities and foreign currency translation adjustments. Comprehensive loss and its components are as follows (in thousands):

	Three Months Ended June 30		Six Months Ended June 30
	2003	2002	2003	2002
Net loss	$(3,274)	$(3,631)	$(6,169)	$(8,118)
Changes in unrealized gain (loss) on securities available-for-sale	(21)	18	(41)	(208)
Foreign currency translation adjustment	—	229	—	164
Comprehensive loss	$(3,295)	$(3,384)	$(6,210)	$(8,162)

NOTE 4-MAJOR CUSTOMERS, PARTNERSHIPS AND STRATEGIC ALLIANCES

In November 2002, Sangamo signed an extension and expansion of its ZFP Therapeutic development programs to develop and evaluate novel therapies for cardiovascular and vascular disease with Edwards Lifesciences, Inc.  That broadened agreement includes funding for development programs through 2003.  In January 2002, Sangamo signed a collaboration agreement with Medarex, Inc. to use ZFP TF technology to increase the expression of antibodies in mammalian cell lines. Under the terms of the agreement, Medarex will provide research funding to Sangamo over a two-year period, and will have a non-exclusive license to use the cell lines to manufacture antibody products.  Fiscal 2003 is the second year of funding under the Medarex agreement.

NOTE 5-RESTRUCTURING

In February 2002, Sangamo decided to consolidate certain Gendaq operations from the United Kingdom to its Richmond, California headquarters.  In the first quarter of 2002, Sangamo recorded restructuring expense of $190,000 related to this rationalization.  The workforce reduction charge included incremental restructuring charges for the employees.  These employees primarily worked on research and development and administrative activities that have been continued by employees at the Company’s headquarters.   As of September 30, 2002, the facility in the United Kingdom was closed and all of the employees had been terminated.  Property and equipment at the U.K. facility were either disposed of or returned to the Richmond facility.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The discussion in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contains trend analysis, estimates and other forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  These forward-looking statements include, without limitation, statements containing the words “believes,” “anticipates,” “expects,” “continue,” and other words of similar import or the negative of those terms or expressions.  Such forward-looking statements are subject to known and unknown risks, uncertainties, estimates and other factors that may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.  Actual results could differ materially from those set forth in such forward-looking statements as a result of, but not limited to, the “Risk Factors” described in this Item 2, the risk factors set forth in our 2002 Annual Report on Form 10-K filed with the SEC and those contained from time to time in our other filings with the SEC.  You should read the following discussion and analysis along with the financial statements and notes attached to those statements included elsewhere in this report.

Overview

We were incorporated in June 1995. From our inception through June 30, 2003, our activities related primarily to establishing and operating a biotechnology research and development organization and developing relationships with our corporate collaborators.  Our scientific and business development endeavors currently focus on novel transcription factors for the regulation of gene expression.  We have incurred net losses since inception and expect to incur losses in the future as we continue our research and development activities. To date, we have funded our operations primarily through the issuance of equity securities, borrowings, payments from federal government research grants and from corporate collaborators and strategic partners.  As of June 30, 2003, we had an accumulated deficit of $79.0 million.

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

Research and development expenses consist primarily of salaries and related personnel expenses, laboratory supplies, allocated facilities costs, subcontracted research expenses, and expenses for patent prosecution, trademark registration and technology licenses..  Research and development costs incurred in connection with company collaborator funded activities are expensed as incurred.  We believe that continued investment in research and development is critical to attaining our strategic objectives.  We expect these expenses will increase significantly in future years as we continue to develop our ZFP TF technology platform and pursue ZFP Therapeutics.  Additionally, in order to develop ZFP TFs as commercially relevant therapeutics, we expect to expend additional resources for expertise in the manufacturing, regulatory affairs and clinical research aspects of biotherapeutic development.

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

Stock-Based Compensation.  We utilize stock and stock options as one means of compensating employees, consultants and others.  Although this practice has no cash consequence, the accounting for stock-based compensation can, under certain circumstances, result in a significant charge to our financial statements.  We amortize deferred stock compensation over the respective option vesting period using the graded vesting method.  Subsequently, if employees terminate during the vesting period of the stock-based compensation, adjustments or reversals of previous charges are recognized upon termination.  Charges for stock-based compensation are expected to continue to decrease in the future as deferred compensation related to our initial public offering and our acquisition of Gendaq are fully amortized.  However, if new accounting pronouncements require or we choose to abandon Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and instead adopt financial reporting under Financial Accounting Standards Board Statement No. 123, “Accounting for Stock-Based Compensation” (“FAS 123”) then future charges for stock-based compensation would increase materially.  Pursuant to FAS 148, we disclose the effect on net loss and related net loss per share, had compensation cost for stock-based compensation plans been determined based upon the fair value method prescribed under FAS 123 (See Note 1 – Basis of Presentation and Summary of Significant Accounting Policies).

RESULTS OF OPERATIONS

Three months ended June 30, 2003 and 2002

Total revenues. Total revenues increased to $518,000 in the three months ended June 30, 2003 from $366,000 in the corresponding period in 2002.  The increase in revenues in the three months ended June 30, 2003 was principally attributable to research during the period funded by Federal government research grants.  Revenues for the most recent quarter consisted of contractual payments from strategic partners for research programs, Federal government research grant funding and amortization of deferred revenue relative to a license option and an upfront signature payment previously received.  Our current research and development programs are focused on the advancement of our ZFP TF technology for several potential applications.  Among these are ZFP-Therapeutics for cardiovascular disease and cancer, ZFP TF-engineered cell lines for drug screening and the production of protein pharmaceuticals, ZFP TFs for the discovery and validation of genes and drug targets, and ZFP TFs for applications in gene correction.

Research and development expenses.  Total research and development expenses were $3.1 million for the three months ended June 30, 2003 as compared to $3.1 million in the corresponding period in 2002.    The second quarter 2003 research and development expenses were comprised of salaries and benefits for research and development personnel, related laboratory supplies, allocated facilities costs, intellectual property patent prosecution and licensing fees and external research funding.   Comparable operating expenses were $3.1 million in the corresponding period in 2002.  While total research and development expenses remained relatively flat, we experienced changes in cost components primarily due to decreased employee related expenses, laboratory supplies and facilities costs resulting from the closure of the Gendaq facility.  Offsetting the decrease in research and development operating expenses from the Gendaq closure, Sangamo recorded increased salary and benefit expense in the second quarter of 2003 as it recognized additional compensation expense from the departure of its chief scientific officer and his transition to a consulting role.  Additionally, we reduced laboratory supplies and equipment costs at our Richmond, California facility in the second quarter of 2003 compared to the second quarter of 2002.

We expect research and development expenses to remain relatively constant during the balance of 2003.  We expect to continue to devote substantial resources to research and development in the future and we expect research and development expenses to increase in the next several years if we are successful in advancing our product candidates into clinical trials.  To the extent we collaborate with others with respect to clinical trials, increases in research and development expenses may be reduced or avoided.

General and administrative expenses.  Total general and administrative expenses were $1.1 million in the three months ended June 30, 2003, as compared to $1.1 million during the corresponding period in 2002.  The second quarter 2003 general and administrative expenses were comprised of salaries and benefits for general administrative personnel, outside services including audit, tax and legal fees, directors & officers insurance, corporate communications costs, general business consulting and allocated facilities expenses.

We expect general and administrative expenses for 2003 will remain relatively consistent with the three months ended June 30, 2003.

Stock-based compensation expense.  Stock-based compensation expense recognized for the quarter ended June 30, 2003 was $49,000 compared to $148,000 for the comparable quarter in 2002.  The decrease in stock-based compensation expense was primarily the result of lower amortization expense related to deferred compensation for stock options issued prior to the Company’s initial public offering in 2000.

Interest and other income, net.  Net interest income decreased to $197,000 in the three months ended June 30, 2003 from $346,000 in the corresponding period in 2002.  The decrease in interest income resulted from lower average interest-bearing balances, from the use of cash to fund operations, and from lower interest rates.  During the quarter ended June 30, 2003, we recognized a net gain of $120,000 on currency translation.  The currency translation gain or loss was reported as a component of equity during the quarter ended June 30, 2002 as it arose due to the operations at our wholly-owned subsidiary, Gendaq, in the U.K.  This subsidiary’s facility was shut down in the third quarter of 2002 and the related foreign currency translation gain of $367 was recognized upon closure of the facility.  The remainder of other income for the second quarter of 2003 is a gain recognized on disposal of property and equipment of $112,000.  There was no gain or loss on disposal of property and equipment for the comparable quarter in 2002.

Six months ended June 30, 2003 and 2002

Total revenues. Total revenues increased to $1.1 million in the six months ended June 30, 2003 from $867,000 in the corresponding period in 2002.  The increase in revenues in the six months ended June 30, 2003 was principally due to work under federal research government grants during the first half of 2003. We anticipate continued revenues from existing and new collaboration agreements through the end of 2003, and we have applied for and plan to continue to apply for federal government research grants in the future to support the development of applications of our technology platform.  Although we have negotiated corporate collaborations and received grants in the past, we cannot assure you that these efforts will be successful in the future.

Research and development expenses. Total research and development expenses were $5.7 million for the six months ended June 30, 2003 as compared to $6.5 million in the corresponding period in 2002.   The decrease in the 2003 period was primarily due to decreased employee related expenses due to the closure of our Gendaq facility and a reduced laboratory staffing level in Richmond resulting from our transition into a therapeutic development company.  Additionally, no patent amortization expense was reported in 2003 as compared to $240,000 recognized in 2002.  The decreases in research and development expenses were partially offset by increased salary and benefit expense in the second quarter of 2003 as the Company recognized additional compensation from the departure of its chief scientific officer and his transition to a consulting role.

General and administrative expenses.  Total general and administrative expenses were $1.9 million in the six months ended June 30, 2003, consistent with  $1.9 million during the corresponding period in 2002.    The cost components of general and administrative expenses held relatively constant except for a reduction of consulting fees offset by an increase in salaries and benefits as the Company hired a finance executive late in 2002 to replace a consultant position.

Restructuring charge.  A restructuring charge of $190,000 was recorded in the first six months of 2002.  This expense represents restructuring expenses which were estimated at the time of the decision to close the Gendaq facility.

Stock-based compensation expense.  Stock-based compensation expense recognized for the six months ended June 30, 2003 was $157,000 compared to $1.2 million for the comparable period in 2002.  The decrease in stock-based compensation expense was primarily the result of lower amortization expense related to deferred compensation for stock options issued prior to the Company’s initial public offering in 2000.

Interest and other income, net.  Net interest income decreased to $420,000 in the six months ended June 30, 2003 from $810,000 in the corresponding period in 2002.  The decrease in interest income resulted from lower average interest-bearing balances, from the use of cash to fund operations, and from lower interest rates.  During the six-month period ended June 30, 2003, we recognized a foreign currency translation gain of $73,000.  The currency translation gain was reported as a component of equity during the comparable six-month period ended June 30, 2002 as it arose due to the operations at our wholly-owned subsidiary, Gendaq, in the U.K.  The remainder of other income for the first half of 2003 is a gain recognized on disposal of property and equipment of $112,000.  There was no gain or loss on disposal of property and equipment for the six-month period ended June 30, 2002.

Liquidity and Capital Resources

Since inception, Sangamo has financed operations primarily through sales of preferred and common stock, including our initial public offering in April 2000, payments from corporate collaborators and government research grants.  As of June 30, 2003 we had cash, cash equivalents, and marketable securities (including interest receivable) totaling $47.8 million.

We used $5.0 million of cash for operating activities in the six months ended June 30, 2003.  This consisted of the net loss for the period of $6.2 million partially offset by non-cash stock compensation charges of $157,000, depreciation  of $442,000, gain on disposal of property and equipment and net changes in operating assets and liabilities.  Net cash used for investing activities was $2.9 million in the six months ended June 30, 2003.  Cash was used to purchase investments and property and equipment and was offset by the maturities of available-for-sale securities and proceeds from disposal of property and equipment.  Net cash provided by financing activities in the period was $117,000 from issuances of common stock.

We believe that our current cash resources are sufficient to finance our existing operations at least through 2004. Our cash requirements depend upon a number of factors, including our ability to obtain revenues from corporate partners and government grants, and the level and timing of our research and therapeutic product development expenditures.  We cannot assure you that at such time as we require additional funding, it will be available on favorable terms, if at all.

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

Risks Related to Our Business

Our zinc finger protein (ZFP) technology platform is relatively new and if we are unable to use this technology in all its intended applications, it would limit our revenue opportunities.

Our technology involves a relatively new approach to gene regulation.  Although we have generated many ZFP TFs for several gene sequences, we have not created ZFP TFs for all gene sequences and we may not be able to create ZFP TFs for all gene sequences which could limit the usefulness of our technology.  In addition, while we have demonstrated the function of engineered ZFP TFs in mammalian cell culture, yeast, insects, plants and animals, we have not done so in humans and many other organisms, and the failure to do so could restrict our ability to develop commercially viable products.  If we and our Universal GeneTools® collaborators or strategic partners are unable to extend our results to new commercially important genes and experimental animal models, we may be unable to use our technology in all its intended applications.  Also, delivery of ZFP TFs into cells in these and other environments is limited by a number of technical challenges, which we may be unable to surmount.  This is a particular challenge for therapeutic applications of our technology that will require the use of strictly regulated gene transfer systems that may be unavailable to us or unsuitable for delivery of our ZFP TFs for a particular therapeutic application.

The expected value and utility of our ZFP TFs is in part based on our belief that the transcriptional regulation of gene expression may enable us to develop a new therapeutic approach as well as to help scientists better understand the role of human, animal, and other genes in disease and to aid their efforts in drug discovery and development.  We also believe that the regulation of gene expression will have use in agricultural applications.  There is only a limited understanding of the role of specific genes in all these fields.  Life sciences companies have developed or commercialized only a few products in any of these fields based on results from genomic research or the ability to regulate gene expression.  We, our collaborators or our strategic partners may not be able to use our technology to identify and validate drug targets or to develop commercial products in the intended markets.

We are currently engaged in the research and development of a new application of our technology platform:  ZFP-Mediated gene correction.  Using this technique, Sangamo scientists engineer gene-specific ZFPs to cut DNA at a specific site within a target gene, and then replace the adjacent sequences with exogenous DNA.  In so doing, we are able to “repair” or “correct” an abnormal or disease-related mutation or DNA sequence.  ZFP-Mediated gene correction is in the earliest stage of development.  Our scientists have shown ZFP-Mediated gene correction to work in isolated cells; however, significant additional research will need to be done before this technique can be evaluated in animals or plants and subsequently tested for applications in human healthcare and plant agriculture.

If our technology does prove to be effective, it still may not lead to commercially viable products, which would reduce our revenue opportunities.

Even if our collaborators or strategic partners are successful in identifying drug targets or other targets based on discoveries made using our ZFP TFs, they may not be able to discover or develop commercially viable products or may determine to pursue products that do not use our technology.  To date, no company has developed or commercialized any therapeutic or agricultural products based on our technology.  The failure of our technology to provide safe, effective, useful or commercially viable approaches to the discovery and development of these products would significantly limit our business and future growth.

We are at the product development phase of operations and may not succeed or become profitable.

We began operations in 1995 and are in the early phases of therapeutic product development.  We have incurred significant losses to date, and our revenues have been generated from Universal GeneTools® collaborators, strategic partners and federal government research grants.   In the past year, we have placed more emphasis on therapeutic activities and related strategic partnerships and less on our Universal GeneTools® collaborations.  Our business is subject to all of the risks inherent in the development of a new technology, which includes the need to:

•                                          attract and retain qualified scientific and technical staff and management, particularly scientific staff with expertise to develop our early stage technology into therapeutic products;

•                                          obtain sufficient capital to support the expense of developing our technology platform and developing, testing and commercializing products;

•                                          develop a market for our products;

•                                          successfully transition from a company with a research focus to a company capable of supporting commercial activities; and

•                                          attract and enter into research collaborations with research and academic institutions and scientists.

Commercialization of our technologies depends on strategic partnering with other companies.  If we are not able to find strategic partners in the future or our strategic partners do not diligently pursue product development efforts, we may not be able to develop our technologies or products, which could slow our progress and defer our revenues.

We expect to rely, to a significant extent, on our strategic partners to provide funding in support of our research and to perform some independent research, preclinical and clinical testing.  Our technology is broad based and we do not currently possess the resources necessary to fully develop and commercialize potential products that may result from our technologies, or the resources or capabilities to complete the lengthy marketing approval processes that may be required for the products.  Therefore, we plan to rely on strategic partnerships to help us develop and commercialize therapeutic products. If those partners are unable or unwilling to advance our programs or if they do not diligently pursue product approval this may slow our progress and defer our revenues.  Our partners may sublicense or abandon development programs which would cause associated product development to slow or cease.  There can be no assurance that we will be able to establish additional strategic collaborations for therapeutic product development.

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

If we do not enter into additional strategic partnering agreements, we will experience reduced revenues and may not develop or commercialize our products.  The loss of our current or any future strategic partnering agreement would not only delay or terminate the potential development or commercialization of products we may derive from our technologies but also delay or terminate our ability to test ZFP TFs for specific genes.  If any strategic partner fails to conduct the collaborative activities successfully and in a timely manner, the preclinical or clinical development or commercialization of the affected product candidates or research programs could be delayed or terminated.

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

The FDA must approve any human  therapeutic products based on ZFP TF technology before they can be marketed in the United States. The process for receiving regulatory approval is long and uncertain, and a potential product may not withstand the rigors of testing under the regulatory approval processes.

Before commencing clinical trials in humans, we must submit an Investigational New Drug Application (“IND”) to the FDA.  The FDA has 30 days to comment on the IND.  If the FDA does not comment on the IND, we are free to begin human clinical trials. Clinical trials are subject to oversight by institutional review boards and the FDA.

In addition, we might also require review from the Recombinant DNA Advisory Committee, or RAC, which is the advisory board to the National Institutes of Health, or NIH, focusing on clinical trials involving gene transfer.

We have not submitted an IND application with the FDA or any other regulatory authority for any product candidate, and neither the FDA nor any other regulatory authority has approved any therapeutic, agricultural or industrial product candidate developed with our ZFP TF  technology for commercialization in the United States or elsewhere.

If our competitors develop, acquire or market technologies or products that are more effective than ours, this would reduce or eliminate our commercial opportunity.

Any products that we or our collaborators or strategic partners develop using our ZFP TF technology platform will participate in highly competitive markets.  Even if we are able to generate ZFP TFs that are safe and effective for their intended use, competing technologies may prove to be more effective or less expensive which, to the extent these competing technologies achieve market acceptance, will limit our revenue opportunities.In some cases, competing technologies have proven to be satisfactorily effective and less expensive as has been the case with competing technologies to our Universal Gene Tools®, which has reduced the revenues generated by our Universal Gene Tools®.  Competing technologies may include other methods of regulating gene expression. ZFP TFs have broad application in the life sciences, and compete with a broad array of new technologies and approaches being applied to genetic research by many companies.  Competitive technologies include those used to analyze the expression of genes in cells or tissues, determine gene function, discover new genes, analyze genetic information and regulate genes.   Competing proprietary technologies with our product development focus include:

•                  For  ZFP Therapeutics: Small molecule drugs, Monoclonal Antibodies, recombinant proteins, antisense and siRNA approaches

•                  For our Enabling Technology Applications:

•                  Universal GeneTools®: Antisense, siRNA

•                  High throughput screening: cDNA, naturally occurring cell lines

•                  Protein production : Gene amplification

In addition to possessing competing technologies, our competitors include biotechnology companies with:

•                  substantially greater capital resources than ours;

•                  larger research and development staffs and facilities than ours;

•                  greater experience in product development and in obtaining regulatory approvals and patent protection; and

•                  greater manufacturing and marketing capabilities than we have.

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

Our collaborators and strategic partners may decide to adopt alternative technologies or may be unable to develop commercially viable products using our technology, which would negatively impact our revenues and our strategy to develop these products.

Our collaborators or strategic partners may adopt alternative technologies of our competitors which could decrease the marketability of our technology.  Because many of our collaborators or strategic partners are likely to be working on more than one research project, they could choose to shift their resources to projects other than those they are working on with us.  If they do so, that would delay our ability to test our technology and would delay or terminate the development of potential products based on our gene regulation technology.  Further, our collaborators and strategic partners may elect not to develop products arising out of our collaborative and strategic partnering arrangements or to devote sufficient resources to the development, manufacturing, marketing or sale of these products.  If any of these events occur, we may not be able to develop our technologies or commercialize our products.

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

In order to regulate an endogenous gene, the ZFP TF must be efficiently delivered to a cell.  We have licensed certain gene transfer technology for use with our Universal GeneTools® in pharmaceutical discovery.  We are evaluating this and other technologies which may need to be used in the delivery of ZFP TFs into cells for in vitro and in vivo applications.  However, we may not be able to license the gene transfer technologies required to develop and commercialize our ZFP TF technology through therapeutic products.  We have not developed our own gene transfer technologies and rely on our ability to enter into license agreements to provide us with rights to the necessary gene transfer technology.  The inability to obtain a license to use gene transfer technologies with entities which own such technology on reasonable commercial terms, if at all, could delay or prevent the preclinical evaluation, clinical testing and/or commercialization of our therapeutic product candidates.

We anticipate continuing to incur operating losses for the next several years. If material losses continue for a significant period, we may be unable to continue our operations.

We have generated operating losses since we began operations in 1995. The extent of our future losses and the timing of profitability are highly uncertain, and we expect to incur losses for the foreseeable future.  We have been engaged in developing our ZFP TF technology since inception, which has and will continue to require significant research and development expenditures.  To date, we have generated our revenues from Universal GeneTools® collaboration agreements, strategic partnership agreements and federal government research grants.  As of June 30, 2003, we had an accumulated deficit of approximately $79.0 million. We expect to incur losses for the foreseeable future.  These losses will increase as we expand and extend our research and development activities into human therapeutic product development.  If the time required to generate significant product revenues and achieve profitability is longer than we currently anticipate, we may not be able to sustain our operations.

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

We are a small company with 64 full-time employees as of June 30, 2003, and our success depends on our continued ability to attract, retain and motivate highly qualified management and scientific personnel, and our ability to develop and maintain important relationships with leading research and academic institutions and scientists. Competition for personnel and academic and other research collaborations is intense.  The success of our technology development programs depends on our ability to attract and retain highly trained personnel.  If we lose the services of personnel with these types of skills, it could impede significantly the achievement of our research and development objectives.  If we fail to negotiate additional acceptable collaborations with academic and other research institutions and scientists, or if our existing collaborations are unsuccessful, our technology development programs may be delayed or may not succeed.

In the past, the scope of our needs was somewhat limited to the expertise of personnel able to engineer ZFP TFs and apply them to gene regulation.  However, as we move our ZFP Therapeutics programs forward, we will need to hire additional personnel and develop additional academic collaborations as we continue to expand our research and development activities into ZFP Therapeutics.  To this end, in February 2003, we appointed J. Tyler Martin, M.D. as Vice President, Development, who has responsibility for preclinical and clinical development of Sangamo’s ZFP Therapeutics programs and products.  The successful development of our ZFP Therapeutics programs will require additional significant new hires and will require existing management to develop additional expertise.  We do not know if we will be able to attract, retain or motivate the required personnel to achieve our goals.   At the end of June 2003, Dr. Carl Pabo stepped down as our Chief Scientific Officer and transitioned into a consulting role for Sangamo and back to Chairman of our Scientific Advisory Board.   Changes in personnel required to focus our resources on therapeutic product development may disruptive.

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

We are a party to various license agreements that give us rights under specified patents and patent applications.  Our current licenses, and our future licenses frequently will, contain performance obligations.  If we fail to meet those obligations, the licenses could be terminated.  If we are unable to continue to license these technologies on commercially reasonable terms, or at all, we may be forced to delay or terminate our product development and research activities.

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

Our collaborators, strategic partners and scientific advisors have rights to publish data and information in which we may have rights.  If we cannot maintain the confidentiality of our technology and other confidential information in connection with our collaborations and strategic partnerships, then we may not be able to receive patent protection or protect our proprietary information.

Regulatory approval, if granted, may be limited to specific uses or geographic areas which could limit our ability to generate revenues.

Regulatory approval may limit the indicated use for which we can market a product.  Further, once regulatory approval for a product is obtained, the product and its manufacturer are subject to continual review.  Discovery of previously unknown problems with a product or manufacturer may result in restrictions on the product, manufacturer and manufacturing facility, including withdrawal of the product from the market. In Japan and Europe, regulatory agencies also set or approve prices.

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

Even if we are able to obtain regulatory approval for genetically engineered products, our success will also depend on public acceptance of the use of genetically engineered products including drugs, plants and plant products.  Claims that genetically engineered products are unsafe for consumption or pose a danger to the environment may influence public attitudes.  Our genetically engineered products may not gain public acceptance.  The subject of genetically modified organisms has received negative publicity in the United States and particularly in Europe, which has aroused public debate.  The adverse publicity in Europe could lead to greater regulation and trade restrictions on imports of genetically altered products.  Similar adverse public reaction in the United States on genetic research and its resulting products could result in greater domestic regulation and could decrease the demand for our technology and products.

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

The interest of management could conflict with the interest of our other stockholders.  Our executive officers, directors and principal stockholders beneficially own, in the aggregate, forty-six percent of our outstanding common stock.  As a result, these stockholders, if they choose to act together, will be able to have a material impact on all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions.  This could have the effect of delaying or preventing a change of control of Sangamo, which in turn could reduce the market price of our stock.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk for changes in interest rates relates primarily to our cash equivalents and investments.  The investments are available for sale.  We do not use derivative financial instruments in our investment portfolio.  We attempt to ensure the safety and preservation of our invested funds by limiting default and market risks.  Our cash and investments policy emphasizes liquidity and preservation of principal over other portfolio considerations.  We select investments that maximize interest income to the extent possible within these guidelines.  We satisfy liquidity requirements by investing excess cash in securities with different maturities to match projected cash needs and limit concentration of credit risk by diversifying our investments among a variety of high credit-quality issuers.  We mitigate default risk by investing in only investment-grade securities.  The portfolio includes marketable securities with active secondary or resale markets to ensure portfolio liquidity.  All investments have a fixed interest rate and are carried at market value, which approximates cost.  If market interest rates were to increase by 1 percent from June 30, 2003, the fair value of our portfolio would decline by less than $200,000.  The modeling technique used measures the change in fair values arising from an immediate hypothetical shift in market interest rates and assumes ending fair values include principal plus accrued interest.

The following table represents the fair value balance of our cash, cash equivalents and marketable securities by year of expected maturity that are subject to interest rate risk as of June 30, 2003 (in thousands, except for interest rates):

	2003	2004
Cash and cash equivalents	$9,803	$—
Average interest rates	1.16%	—%

Marketable securities	$25,169	$12,369
Average interest rates	1.58%	1.62%

ITEM 4.  CONTROLS AND PROCEDURES

(a)                                  Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Principal Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report.  Based on that evaluation, the Chief Executive Officer and Principal Financial Officer concluded that the Company’s disclosure controls and procedures as of the end of the period covered by this report have been designed and are functioning effectively to provide reasonable assurance that the information required to be disclosed by the Company in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

(b)                                  Change in Internal Control over Financial Reporting

No change in the Company’s internal control over financial reporting occurred during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

(c)                                  Limitations on the Effectiveness of Internal Controls

The Company believes that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues within a company have been detected.

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

From the time of receipt through June 30, 2003, Sangamo has used the net proceeds from its initial public offering of common stock to invest in short-term and long-term, interest bearing, investment-grade securities and has used its existing cash balances to fund the general operations.   The proceeds will be used for general corporate purposes, including working capital and product development.  A portion of the net proceeds will also be used to acquire or invest in complementary businesses or products or to obtain the right to use complementary technologies.  Sangamo has no agreements or commitments with respect to any such acquisition or investments and is not currently engaged in any material negotiations with respect to any such transaction.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The annual meeting of shareholder was held on May 14, 2003.  Both matters voted on were approved.  The results are as follows:

PROPOSAL I

The following directors were elected at the meeting to serve until our annual meeting following the end of fiscal year 2003 or until their successors are duly elected and qualified:

NOMINEE	VOTES FOR	VOTES WITHHELD

Edward O. Lanphier, II	19,339,335	824,509

William G. Gerber	19,995,746	228,098

Jon E. M. Jacoby	19,999,896	223,948

John W. Larson	19,347,103	876,741

William J. Rutter	19,337,720	886,124

Michael C. Wood	19,864,186	359,658

PROPOSAL II

The proposal to ratify the selection of Ernst & Young LLP as the Company’s independent auditors for the fiscal year ending December 31, 2003 was approved.

FOR	AGAINST	ABSTAINED

18,749,659	2,595	12,429

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)                                  Exhibits:

31.1                           Certification of Principal Executive Officer Pursuant to Rule 13a –14(a) or Rule 15d – 14(a).

31.2                           Certification of Principal Financial Officer Pursuant to Rule 13a – 14(a) or Rule 15d – 14(a).

32.1                           Certification Pursuant to 18 U.S.C. Section 1350.

(b)                                 Reports on Form 8-K:

On April 29, 2003 we furnished a Current Report on Form 8-K under Item 9 containing a copy of our earnings release for the period ended March 31, 2003 pursuant to Item 12 (Results of Operations and Financial Condition).

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SANGAMO BIOSCIENCES, INC.  Dated: August 13, 2003

/s/ Janet L. Nibel
Janet L. Nibel
Vice President Finance and Administration
(Principal Financial and Accounting Officer)