Form 10-Q
period 2003-09-30
SANGAMO BIOSCIENCES INC
filed 2003-11-10
CIK 1001233

FORM 10-Q

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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

Yes  ☐  No  ☒

As of September 30, 2003, 24,814,486 shares of the issuer’s common stock, par value $0.01 per share, were outstanding.

INDEX

SANGAMO BIOSCIENCES, INC.

This Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  Statements that are forward-looking in nature should be read with caution because they involve risks and uncertainties.  Forward-looking statements are included, for example, in specific and general discussions about: our strategy; sufficiency of our cash resources; revenues from existing and new collaborations; product development; our research and development and other expenses; our operational and legal risks; and our plans, objectives, expectations and intentions, and any other statements that are not historical facts.  Words such as “expects”, “anticipates”, “targets”, “goals”, “projects”, “intends”, “plans”, “believes”, “seeks”, “estimates”, and variations of such words and similar expressions are intended to identify such forward-looking statements.  Actual results may differ materially from those expressed or implied in those statements.  Factors that could cause these differences include, but are not limited to, those discussed under “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”  Sangamo undertakes no obligation to publicly release any revisions to forward-looking statements to reflect events or circumstances arising after the date of this report.  Readers are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this Form 10-Q.

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SANGAMO BIOSCIENCES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	September 30, 2003	December 31, 2002 (1)
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$12,104	$17,639
Marketable securities	33,724	34,504
Interest receivable	469	432
Accounts receivable, net	151	1,098
Prepaid expenses	513	423
Total current assets	46,961	54,096
Property and equipment, net	1,089	1,793
Other assets	51	338
Total assets	$48,101	$56,227

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued liabilities	$1,290	$937
Accrued compensation and employee benefits	578	669
Deferred revenue	295	375
Total current liabilities	2,163	1,981

Stockholders’ equity:
Common stock, $0.01 par value; 80,000,000 shares authorized, 24,814,486 and 24,740,713 shares issued and outstanding at September 30, 2003 and December 31, 2002, respectively	127,502	127,234
Deferred stock compensation	(15)	(231)
Accumulated deficit	(81,617)	(72,864)
Accumulated other comprehensive income	68	107
Total stockholders’ equity	45,938	54,246
Total liabilities and stockholders’ equity	$48,101	$56,227

(1)          Amounts derived from Audited Consolidated Statements dated December 31, 2002 filed as a part of Form 10-K.

See accompanying notes.

SANGAMO BIOSCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002
Revenues:
Collaboration agreements	$426	$1,003	$1,278	$1,870
Federal government research grants	81	9	298	9
Total revenues	507	1,012	1,576	1,879

Operating expenses:
Research and development (excludes $189 and $47 of stock-based compensation expense for the three months ended September 30, 2003 and 2002, respectively, and $259 and $1,049 of stock-based compensation expense for the nine months ended September 30, 2003 and 2002, respectively)	2,157	3,322	7,900	9,789

General and administrative (excludes $21 and $88 of stock-based compensation expense for the three months ended September 30, 2003 and 2002, respectively, and $108 and $276 of stock-based compensation expense for the nine months ended September 30, 2003 and 2002, respectively)	1,106	966	3,049	2,914
Restructuring charge	—	181	—	371
Stock-based compensation expense	210	135	367	1,325
Goodwill impairment	—	15,250	—	15,250
Patent impairment	—	2,760	—	2,760
Total operating expenses	3,473	22,614	11,316	32,409
Loss from operations	(2,966)	(21,602)	(9,740)	(30,530)
Interest and other income, net	382	662	987	1,472
Net loss	$(2,584)	$(20,940)	$(8,753)	$(29,058)
Basic and diluted net loss per share	$(0.10)	$(0.85)	$(0.35)	$(1.19)
Shares used in computing basic and diluted net loss per share	24,812	24,509	24,778	24,435

See accompanying notes.

SANGAMO BIOSCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine months ended September 30,
	2003	2002
Operating Activities:
Net loss	$(8,753)	$(29,058)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	647	1,030
Net (gain) / loss on disposal of property and equipment	(112)	74
Gain on currency translation	—	(367)
Goodwill impairment	—	15,250
Patent impairment	—	2,760
Non-cash stock compensation charges	367	1,325
Changes in operating assets and liabilities:
Interest receivable	(37)	409
Accounts receivable	947	39
Prepaid expenses and other assets	197	(260)
Accounts payable and accrued liabilities	353	(658)
Accrued compensation and employee benefits	(91)	(19)
Deferred revenue	(80)	(240)
Net cash used in operating activities	(6,562)	(9,715)
Investing Activities:
Purchases of investments	(31,063)	(31,246)
Maturities of investments	31,805	48,422
Proceeds from disposal of property and equipment	216	63
Purchases of property and equipment	(48)	(26)
Net cash provided by investing activities	910	17,213
Financing Activities:
Proceeds from issuance of common stock	117	272
Repayment of note payable	—	(285)
Net cash provided by (used in) financing activities	117	(13)
Effect of exchange rate changes on cash	—	219
Net increase (decrease) in cash and cash equivalents	(5,535)	7,704
Cash and cash equivalents, beginning of period	17,639	7,644
Cash and cash equivalents, end of period	$12,104	$15,348

See accompanying notes.

SANGAMO BIOSCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

September 30, 2003

NOTE 1-BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Sangamo Biosciences, Inc. (“Sangamo” or the “Company”) have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.  The condensed consolidated financial statements include the accounts of Sangamo and its wholly owned subsidiary, Gendaq Limited (see Note 5), after elimination of all material intercompany balances and transactions.  Operating results for the three-month and nine-month periods ended September 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.  These financial statements should be read in conjunction with the financial statements and footnotes thereto for the year ended December 31, 2002, included in Sangamo’s Form 10-K as filed with the SEC.

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes.  Actual results could differ from those estimates.

FOREIGN CURRENCY TRANSLATION

The Company records foreign currency transactions at the exchange rate prevailing at the date of the transaction. Monetary assets and liabilities denominated in foreign currency are translated into U.S. dollars at the exchange rates in effect at the balance sheet date. All currency translation adjustments arising from foreign currency transactions are recorded through profit and loss.

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

Revenue arrangements entered into after June 15, 2003 that include multiple deliverables are divided into separate units of accounting if the deliverables meet certain criteria, including whether the fair value of the delivered items can be determined and whether there is evidence of fair value of the undelivered items.  In addition, the consideration is allocated among the separate units of accounting based on their fair values, and the applicable revenue recognition criteria is considered separately for each of the separate units of accounting.

RESEARCH AND DEVELOPMENT COSTS

Research and development expenses consist of costs incurred for Company-sponsored, as well as collaborative research and development, activities. These costs include direct and research-related overhead expenses, which include salaries and other personnel-related expenses, facility costs, supplies, depreciation of facilities and laboratory equipment, patent prosecution and the cost of funding research at universities and other research institutions, and are expensed as incurred.  Costs to acquire technologies that are utilized in research and development, and that have no alternative future use, are expensed as incurred.

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

	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002

Net loss:
As reported	$(2,584)	$(20,940)	$(8,753)	$(29,058)
Add: stock-based employee compensation expense included in reported net loss	29	135	166	1,325
Less: stock-based employee compensation expense determined under the fair value based method	(124)	(194)	(980)	(2,689)
Pro forma net loss	$(2,679)	$(20,999)	$(9,567)	$(30,422)

Basic and diluted net loss per share:
As reported	$(0.10)	$(0.85)	$(0.35)	$(1.19)
Pro forma	$(0.11)	$(0.86)	$(0.39)	$(1.25)

The above pro forma effects may not be representative of that to be expected in future periods, due to subsequent events including additional grants and related vesting.  The fair value for all options granted in the three-month and nine-month periods ended September 30, 2003 and 2002 were estimated at the date of grant using the Black-Scholes method with the following weighted-average assumptions:

	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002

Risk-free interest rate	2.7%	3.8%	2.8%	3.8%
Expected life of option	5 years	5 years	5 years	5 years
Expected dividend yield of stock	0.0%	0.0%	0.0%	0.0%
Expected volatility	1.1667	0.9894	1.0102	0.9894

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

In November 2002, the FASB issued Emerging Issues Task Force Issue No. 00-21 (“EITF 00-21”), “Revenue Arrangements with Multiple Deliverables.”  EITF 00-21 addresses certain aspects of the accounting by a company for arrangements under which it will perform multiple revenue-generating activities.  EITF 00-21 addresses when and how an arrangement involving multiple deliverables should be divided into separate units of accounting.  EITF 00-21 provides guidance with respect to the effect of certain customer rights due to company non-performance on the recognition of revenue allocated to delivered units of accounting.  EITF 00-21 also addresses the impact on the measurement and / or allocation of arrangement consideration of customer cancellation provisions and consideration that varies as a result of future actions of the customer or the company.  Finally, EITF 00-21 provides guidance with respect to the recognition of the cost of certain deliverables that are excluded from the revenue accounting for an arrangement.  The provisions of EITF 00-21 apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003.  The adoption of EITF 00-21 did not have a material impact on our consolidated financial statements.

NOTE 2-BASIC AND DILUTED NET LOSS PER SHARE

Basic and diluted net loss per share has been computed using the weighted-average number of shares of common stock outstanding during the period, less shares subject to repurchase. The following table presents the calculation of historical basic and diluted net loss per common share (in thousands, except per share data):

	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002

Net loss	$(2,584)	$(20,940)	$(8,753)	$(29,058)

Basic and diluted:
Weighted-average shares outstanding	24,815	24,580	24,784	24,537

Less: weighted-average shares subject to repurchase	(3)	(71)	(6)	(102)
Shares used in computing basic and diluted net loss	24,812	24,509	24,778	24,435
Basic and diluted net loss per share	$(0.10)	$(0.85)	$(0.35)	$(1.19)

NOTE 3-COMPREHENSIVE LOSS

Comprehensive loss is comprised of net loss and other comprehensive income (loss).  Other comprehensive loss includes certain changes in stockholders’ equity that are excluded from net loss, which includes unrealized gains and losses on our available-for-sale securities and foreign currency translation adjustments. Comprehensive loss and its components are as follows (in thousands):

	Three Months Ended September 30		Nine Months Ended September 30
	2003	2002	2003	2002

Net loss	$(2,584)	$(20,940)	$(8,753)	$(29,058)
Changes in unrealized gain (loss) on securities available-for-sale	2	21	(39)	(187)
Foreign currency translation adjustment	—	55	—	219
Gain on cumulative currency translation	—	(367)	—	(367)
Comprehensive loss	$(2,582)	$(21,231)	$(8,792)	$(29,393)

NOTE 4-MAJOR CUSTOMERS, PARTNERSHIPS AND STRATEGIC ALLIANCES

In November 2002, Sangamo signed an extension and expansion of its ZFP Therapeutic development programs to develop and evaluate novel therapies for cardiovascular and vascular disease with Edwards Lifesciences, Inc.  That broadened agreement includes funding for development support into 2004.  In January 2002, Sangamo signed a collaboration agreement with Medarex, Inc. to use ZFP TF technology to increase the expression of antibodies in mammalian cell lines.  Under the terms of the agreement, Medarex will provide research funding to Sangamo over a two-year period, and will have a non-exclusive license to use the cell lines to manufacture antibody products.  Fiscal 2003 is the second year of funding under the Medarex agreement.

NOTE 5-RESTRUCTURING

In February 2002, Sangamo decided to consolidate certain Gendaq operations from the United Kingdom to its Richmond, California headquarters.  In the first quarter of 2002, Sangamo recorded restructuring expenses of $190,000 related to this rationalization.  The workforce reduction charge included incremental restructuring charges for the employees.  These employees primarily worked on research and development and administrative activities that have been continued by employees at the Company’s headquarters.  As of September 30, 2002, the facility in the United Kingdom was closed and all of the employees had been terminated.  Property and equipment at the U.K. facility were either disposed of or returned to the Richmond facility.

NOTE 6-INTANGIBLE ASSETS

As of September 30, 2002, in accordance with FAS No. 142, “Goodwill and Other Intangible Assets” (“FAS 142”), the Company performed the required two-step annual impairment test of goodwill.  In the first step of the analysis, we compared the carrying value of the Company to its fair value and determined that goodwill was impaired.  The fair value of the Company was determined using the income approach.  The income approach focuses on the income-producing capability of an asset, measuring the current value of the asset by calculating the present value of its future economic benefits such as cash earnings, cost savings, tax benefits and proceeds from disposition incorporating current equity market conditions in the United States, industry-specific volatility factors, general equity market forecasts, the risk-free rate for the use of funds and the expected rate of inflation.  In the second step of the analysis, we compared the carrying value of goodwill to its implied fair value as determined in step one.  The results of the impairment test indicated that no goodwill was present and the Company recognized an impairment charge of $15.3 million, representing the entire capitalized balance of goodwill in the third quarter of 2002.

FAS 142 requires that if an impairment test of goodwill and any other asset is required at the same time, impairment tests of all other assets should be completed and reflected in the carrying value of the company prior to the completion of the goodwill impairment test.  If it is determined that an asset it not recoverable, FAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“FAS 144”) directs that an impairment loss should be recognized based on the excess of its carrying value over its fair value.  Impairment tests of the Company’s long-lived assets were conducted in accordance with FAS 144 by comparing the undiscounted cash flows to their carrying value to indicate whether such assets were deemed to be recoverable.  Based upon the results of this review, which compared the carrying value of the patents to their fair value, we concluded that the carrying amount of patents, the entire amount of which related to the Gendaq acquisition, was not recoverable.  The Company recognized an impairment loss of $2.8 million representing the entire capitalized balance of patents.  Management assessed all other assets as being recoverable.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The discussion in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  These forward-looking statements include, without limitation, statements containing the words “believes,” “anticipates,” “expects,” “continue,” and other words of similar import or the negative of those terms or expressions.  Such forward-looking statements are subject to known and unknown risks, uncertainties, estimates and other factors that may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.  Actual results could differ materially from those set forth in such forward-looking statements as a result of, but not limited to, the “Risk Factors” described in this Item 2, the risk factors set forth in our 2002 Annual Report on Form 10-K filed with the SEC and those contained from time to time in our other filings with the SEC.  You should read the following discussion and analysis along with the financial statements and notes attached to those statements included elsewhere in this report.

Overview

We were incorporated in September 1995.  From our inception through September 30, 2003, our activities related primarily to establishing and operating a biotechnology research and development organization and developing relationships with our corporate collaborators.  Our scientific and business development endeavors currently focus on novel transcription factors for the regulation of gene expression.  We have incurred net losses since inception and expect to incur losses in the future as we continue our research and development activities.  To date, we have funded our operations primarily through the issuance of equity securities, borrowings, payments from federal government research grants and from corporate collaborators and strategic partners.  As of September 30, 2003, we had an accumulated deficit of $81.6 million.

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

Research and development expenses consist primarily of salaries and related personnel expenses, laboratory supplies, allocated facilities costs, subcontracted research expenses, and expenses for patent prosecution, trademark registration and technology licenses.  Research and development costs incurred in connection with company collaborator funded activities are expensed as incurred.  We believe that continued investment in research and development is critical to attaining our strategic objectives.  We expect these expenses will increase significantly in future years as we continue to develop our ZFP TF technology platform and pursue ZFP Therapeutics.  The Company is also developing sequence-specific ZFP nucleases (ZFN) for therapeutic gene correction as a treatment and possible cure for some monogenic diseases.  Additionally, in order to develop ZFP TFs and ZFNs as commercially relevant therapeutics, we expect to expend additional resources for expertise in the manufacturing, regulatory affairs and clinical research aspects of biotherapeutic development.

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

Revenue Recognition.  Accounting for revenue from funding of research activities, sale of ZFP TFs, payment of upfront fees, and achievement of contract-specific milestones involves management making estimates and judgments.  We recognize revenues from research collaboration agreements as earned upon achievement of the performance requirements of the agreements.  Our collaboration agreements generally provide for research funding in defined research programs.  Revenue related to these payments is earned when the work has been completed or delivery has occurred, the relative funding is fixed or determinable and collectibility is reasonably assured.  Payments received that are related to future performance are deferred and recognized as revenue as the performance requirements are fulfilled.  Our revenue recognition involves determination of the period of continuing involvement, assessment of scientific progress, determination whether an arrangement involving multiple deliverables contains more than one unit of accounting, and if so, how arrangement consideration should be measured and allocated to the separate units of accounting, and estimates regarding timing, level of effort and direct and indirect costs of work associated with the revenue.

Stock-Based Compensation.  We utilize stock and stock options as one means of compensating employees, consultants and others.  Although this practice has no cash consequence, the accounting for stock-based compensation can, under certain circumstances, result in a significant charge to our financial statements.  We amortize deferred stock compensation over the respective option vesting period using the graded vesting method.  Subsequently, if employees terminate during the vesting period of the stock-based compensation, adjustments or reversals of previous charges are recognized upon termination.  Charges for stock-based compensation are expected to continue to decrease in the future as deferred compensation related to our initial public offering and our acquisition of Gendaq are fully amortized.  However, if new accounting pronouncements require, or we choose to abandon Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and instead adopt financial reporting under Financial Accounting Standards Board Statement No. 123, “Accounting for Stock-Based Compensation” (“FAS 123”), then future charges for stock-based compensation would increase materially.  Pursuant to FAS 148, we disclose the effect on net loss and related net loss per share, had compensation cost for stock-based compensation plans been determined based upon the fair value method prescribed under FAS 123 (See Note 1 – Basis of Presentation and Summary of Significant Accounting Policies).

RESULTS OF OPERATIONS

Three months ended September 30, 2003 and 2002

Total revenues. Total revenues decreased to $507,000 for the three months ended September 30, 2003 from $1.0 million in the corresponding period in 2002.  The decrease in revenues for the three months ended September 30, 2003 was principally attributable to a quarter-over-quarter decrease in revenues recognized from collaboration agreements.  We anticipate continued revenues from collaboration agreements through the end of 2003, and we have applied for, and plan to continue to apply for, federal government research grants in the future to support the development of applications of our technology platform.  Although we have negotiated collaboration agreements and received federal government research grants in the past, we cannot assure you that these efforts will be successful in the future.

Research and development expenses.  Research and development expenses for the third quarter of 2003 decreased to $2.2 million compared to $3.3 million for the third quarter of 2002.  The decrease in research and development expenses for the three months ended September 30, 2003 was primarily attributable to the shutdown of operations at our wholly owned subsidiary, Gendaq, in the U.K, as well as lower quarter-over-quarter expenses for personnel, patent amortization, laboratory supplies and facilities.  We expect research and development expenses to remain relatively constant during the balance of 2003.  We expect to continue to devote substantial resources to research and development in the future and we expect research and development expenses to increase in the next several years if we are successful in advancing our product candidates into clinical trials.  To the extent we collaborate with others with respect to clinical trials, increases in research and development expenses may be reduced or avoided.

General and administrative expenses.  General and administrative expenses were $1.1 million in the three months ended September 30, 2003, as compared to $966,000 during the corresponding period in 2002.  This increase is primarily related to higher quarter-over-quarter personnel expenses.  We expect general and administrative expenses to remain relatively constant during the balance of 2003.

Restructuring charge.  Restructuring charges of $181,000 were recorded in the third quarter-ended September 30, 2002 related to the closure of the Gendaq facility.

Stock-based compensation expense.  Stock-based compensation expenses for the quarter-ended September 30, 2003 were $210,000 compared to $135,000 for the comparable quarter in 2002.  The increase was primarily attributable to higher quarter-over-quarter non-employee stock-based compensation expense.  This was partially offset by lower quarter-over-quarter amortization expense related to deferred compensation for stock options issued prior to the Company’s initial public offering in 2000.

Impairment charges.  Intangible assets, including goodwill of $15.3 million and patents of $2.8 million, were reviewed for impairment in accordance with FAS 142 and FAS 144 as of September 30, 2002 resulting in one-time charges for the entire balance of each asset (see Note 6-Intangible Assets).

Interest and other income, net.  Interest and other income, net, decreased to $382,000 for the three months ended September 30, 2003 from $662,000 in the corresponding period in 2002.  The decrease was primarily related to lower quarter-over-quarter gain on currency transactions during the quarter-ended September 30, 2003.  Through the second quarter of 2002, currency translation was reported as a component of equity, which arose from the operations at our wholly-owned subsidiary, Gendaq, in the U.K.  This subsidiary was shut down in the third quarter of 2002, and the related currency gain of $367,000 was recognized at that time.  Additionally, the decrease in interest income resulted from lower quarter-over-quarter average interest-bearing balances due to the use of cash to fund operations.  This was partially offset by the receipt of cash in connection with a U.K. research and development tax credit during the quarter-ended September 30, 2003.

Nine months ended September 30, 2003 and 2002

Total revenues. Total revenues decreased to $1.6 million in the nine months ended September 30, 2003 from $1.9 million in the corresponding period in 2002.  The decrease in revenues in the nine months ended September 30, 2003 was principally due to a period-over-period decrease in revenue recognized from collaboration agreements.  This decrease was partially offset by increased period-over-period revenue from federal government research grants.  We anticipate continued revenues from collaboration agreements through the end of 2003, and we have applied for, and plan to continue to apply for, federal government research grants in the future to support the development of applications of our technology platform.  Although we have negotiated collaboration agreements and received federal government research grants in the past, we cannot assure you that these efforts will be successful in the future.

Research and development expenses.  Total research and development expenses were $7.9 million for the nine months ended September 30, 2003 as compared to $9.8 million in the corresponding period in 2002.  The decrease was primarily attributable to the shutdown of operations at our wholly owned subsidiary, Gendaq, in the U.K, as well as lower period-over-period expenses for personnel, patent amortization, laboratory supplies and facilities.  We expect research and development expenses to remain relatively constant during the balance of 2003.  We expect to continue to devote substantial resources to research and development in the future and we expect research and development expenses to increase in the next several years if we are successful in advancing our product candidates into clinical trials.  To the extent we collaborate with others with respect to clinical trials, increases in research and development expenses may be reduced or avoided.

General and administrative expenses.  General and administrative expenses were $3.0 million in the nine months ended September 30, 2003 as compared to $2.9 million during the corresponding period in 2002.  This increase is primarily related to higher period-over-period personnel expenses.  We expect general and administrative expenses to remain relatively constant during the balance of 2003.

Restructuring charge.  Restructuring charges of $371,000 were recorded in the first nine months of 2002 related to the closure of the Gendaq facility.

Stock-based compensation expense.  Stock-based compensation expense recognized for the nine months ended September 30, 2003 was $367,000 compared to $1.3 million for the comparable period in 2002.  The period-over-period decrease in stock-based compensation expense was primarily the result of lower amortization expense related to deferred compensation for stock options issued prior to the Company’s initial public offering in 2000.  This decrease was partially offset by higher period-over-period non-employee stock-based compensation expenses.

Impairment charges.  Intangible assets, including goodwill of $15.3 million and patents of $2.8 million, were reviewed for impairment in accordance with FAS 142 and FAS 144 as of September 30, 2002 resulting in one-time charges for the entire balance of each asset (see Note 6-Intangible Assets).

Interest and other income, net.  Interest and other income, net, decreased to $987,000 in the nine months ended September 30, 2003 from $1.5 million in the corresponding period in 2002.  The decrease in interest income resulted from lower period-over-period average interest-bearing balances due to the use of cash to fund operations.  Additionally, the Company recognized a lower gain on foreign currency transactions for the nine months ended September 30, 2003 compared to the same period of 2002.  Through the second quarter of 2002, currency translation was reported as a component of equity, which arose from the operations at our wholly-owned subsidiary, Gendaq, in the U.K.  This subsidiary was shut down in the third quarter of 2002, and the related currency gain of $367,000 was recognized at that time.  This was partially offset by the receipt of cash in connection with a U.K. research and development tax credit and a gain on the disposal of property and equipment during the nine months ended September 30, 2003.

Liquidity and Capital Resources

Since inception, Sangamo has financed operations primarily through sales of preferred and common stock, including our initial public offering in April 2000, payments from corporate collaborators and government research grants.  As of September 30, 2003 we had cash, cash equivalents, marketable securities and interest receivable of $46.3 million.

Net cash used for operating activities was $6.6 million for the nine months ended September 30, 2003.  Net cash used consisted primarily of the net loss for the nine-month period ended September 30, 2003 of $8.8 million partially offset by a net change of $1.3 million in operating assets and liabilities, depreciation and amortization of $647,000 and non-cash stock compensation charges of $367,000.  Net cash provided by investing activities was $910,000 for the nine months ended September 30, 2003 and was primarily related to maturities of available-for-sale securities of $31.8 million and proceeds from disposal of property and equipment of $216,000.  This was partially offset by purchases of investments of $31.1 million.  Net cash provided by financing activities in the nine-month period was $117,000 from issuances of common stock.

We believe that our current cash resources are sufficient to finance our existing operations at least through 2005. Our cash requirements depend upon a number of factors, including our ability to obtain revenues from corporate partners and government grants, and the level and timing of our research and therapeutic product development expenditures.  We cannot assure you that at such time as we require additional funding, it will be available on favorable terms, or at all.

Risk Factors

An investment in our common stock is risky. You should carefully consider the following risks, as well as the other information contained in this report. If any of the following risks actually occurs, it would harm our business. In that case, the trading price of our common stock could decline, and you might lose all or a part of your investment. The risks and uncertainties described below are not the only ones facing us. Additional risks and uncertainties not presently known to us, or that we currently see as immaterial, may also harm our business.

Risks Related to Our Business

Our zinc finger protein (ZFP) technology platform is relatively new and if we are unable to use this technology in all its intended applications, it would limit our revenue opportunities.

Our technology involves a relatively new approach to gene regulation.  Although we have generated many ZFP TFs for several gene sequences, we have not created ZFP TFs for all gene sequences and we may not be able to create ZFP TFs for all gene sequences, which could limit the usefulness of our technology.  In addition, while we have demonstrated the function of engineered ZFP TFs in mammalian cell culture, yeast, insects, plants and animals, we have not done so in humans and many other organisms, and the failure to do so could restrict our ability to develop commercially viable products.  If we, and our Universal GeneTools® collaborators or strategic partners, are unable to extend our results to new commercially important genes and experimental animal models, we may be unable to use our technology in all its intended applications.  Also, delivery of ZFP TFs into cells in these and other environments is limited by a number of technical challenges, which we may be unable to surmount.  This is a particular challenge for therapeutic applications of our technology that will require the use of strictly regulated gene transfer systems that may be unavailable to us or unsuitable for delivery of our ZFP TFs for a particular therapeutic application.

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

Even if our collaborators or strategic partners are successful in identifying drug targets or other targets based on discoveries made using our ZFP TFs, they may not be able to discover or develop commercially viable products or may determine to pursue products that do not use our technology.  To date, no company has received marketing approval, developed or commercialized any therapeutic or agricultural products based on our technology.  The failure of our technology to provide safe, effective, useful or commercially viable approaches to the discovery and development of these products would significantly limit our business and future growth.

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

We expect to rely, to a significant extent, on our strategic partners to provide funding in support of our research and to perform some independent research, preclinical and clinical testing.  Our technology is broad based and we do not currently possess the resources necessary to fully develop and commercialize potential products that may result from our technologies, or the resources or capabilities to complete the lengthy marketing approval processes that may be required for the products.  Therefore, we plan to rely on strategic partnerships to help us develop and commercialize therapeutic products. If those partners are unable or unwilling to advance our programs or if they do not diligently pursue product approval this may slow our progress and defer our revenues.  Our partners may sublicense or abandon development programs, which would cause associated product development to slow or cease.  There can be no assurance that we will be able to establish additional strategic collaborations for therapeutic product development.

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

If we do not enter into additional strategic partnering agreements, we will experience reduced revenues and may not develop or commercialize our products.  The loss of our current or any future strategic partnering agreements would not only delay or terminate the potential development or commercialization of products we may derive from our technologies but also delay or terminate our ability to test ZFP TFs for specific genes.  If any strategic partner fails to conduct the collaborative activities successfully and in a timely manner, the preclinical or clinical development or commercialization of the affected product candidates or research programs could be delayed or terminated.

Our existing strategic partnering agreements are, and we would expect any future arrangement to be, based on the achievement of milestones. Under the strategic partnering agreements, we expect to receive revenue for the research and development of a therapeutic product based on achievement of specific milestones. Achieving these milestones will depend, in part, on the efforts of our strategic partner as well as our own.  In contrast, our current Universal GeneTools® collaboration agreements only pay us to supply ZFP TFs for the collaborator’s independent use, rather than for future results of the collaborator’s efforts.  If we, or any strategic partner, fail to meet specific milestones, then the strategic partnership may be terminated which could decrease our revenues.

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

Any products that we or our collaborators or strategic partners develop using our ZFP TF technology platform will participate in highly competitive markets.  Even if we are able to generate ZFP TFs that are safe and effective for their intended use, competing technologies may prove to be more effective or less expensive which, to the extent these competing technologies achieve market acceptance, will limit our revenue opportunities.  In some cases, competing technologies have proven to be satisfactorily effective and less expensive as has been the case with competing technologies to our Universal Gene Tools®, which has reduced the revenues generated by our Universal Gene Tools®.  Competing technologies may include other methods of regulating gene expression. ZFP TFs have broad application in the life sciences, and compete with a broad array of new technologies and approaches being applied to genetic research by many companies.  Competitive technologies include those used to analyze the expression of genes in cells or tissues, determine gene function, discover new genes, analyze genetic information and regulate genes.  Competing proprietary technologies with our product development focus include:

•                  For ZFP Therapeutics: small molecule drugs, monoclonal antibodies, recombinant proteins, antisense and siRNA approaches

•                  For our Enabling Technology Applications:

•                  Universal GeneTools®: antisense, siRNA

•                  High throughput screening: cDNA, naturally occurring cell lines

•                  Protein production: gene amplification

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

•                  attract parties for acquisitions, joint ventures or other collaborations; and

•                  license the proprietary technologies of academic and research institutions that are competitive with our technology, which may preclude us from pursuing similar opportunities.

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

Our collaborators or strategic partners may adopt alternative technologies of our competitors, which could decrease the marketability of our technology.  Because many of our collaborators or strategic partners are likely to be working on more than one research project, they could choose to shift their resources to projects other than those they are working on with us.  If they do so, that would delay our ability to test our technology and would delay or terminate the development of potential products based on our gene regulation technology.  Further, our collaborators and strategic partners may elect not to develop products arising out of our collaborative and strategic partnering arrangements or to devote sufficient resources to the development, manufacturing, marketing or sale of these products.  If any of these events occur, we may not be able to develop our technologies or commercialize our products.

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

In order to regulate an endogenous gene, the ZFP TF must be efficiently delivered to a cell.  We have licensed certain gene transfer technology for use with our Universal GeneTools® in pharmaceutical discovery.  We are evaluating this and other technologies, which may need to be used in the delivery of ZFP TFs into cells for in vitro and in vivo applications.  However, we may not be able to license the gene transfer technologies required to develop and commercialize our ZFP TF technology through therapeutic products.  We have not developed our own gene transfer technologies and rely on our ability to enter into license agreements to provide us with rights to the necessary gene transfer technology.  The inability to obtain a license to use gene transfer technologies with entities which own such technology on reasonable commercial terms, if at all, could delay or prevent the preclinical evaluation, clinical testing and/or commercialization of our therapeutic product candidates.

We anticipate continuing to incur operating losses for the next several years. If material losses continue for a significant period, we may be unable to continue our operations.

We have generated operating losses since we began operations in 1995. The extent of our future losses and the timing of profitability are highly uncertain, and we expect to incur losses for the foreseeable future.  We have been engaged in developing our ZFP TF technology since inception, which has and will continue to require significant research and development expenditures.  To date, we have generated our revenues from Universal GeneTools® collaboration agreements, strategic partnership agreements and federal government research grants.  As of September 30, 2003, we had an accumulated deficit of approximately $81.6 million. We expect to incur losses for the foreseeable future.  These losses will increase as we expand and extend our research and development activities into human therapeutic product development.  If the time required to generate significant product revenues and achieve profitability is longer than we currently anticipate, we may not be able to sustain our operations.

We may be unable to raise additional capital should it become necessary, which would harm our ability to develop our technology and products.

We have incurred significant operating losses and negative operating cash flows since inception and have not achieved profitability.  We expect capital outlays and operating expenditures to increase over the next several years as we expand our infrastructure and research and therapeutic product development activities.  While we believe our financial resources will be adequate to sustain our current operations at least through 2005, if we are unable to generate adequate operating cash flows thereafter we may need to seek additional sources of capital through equity or debt financing. In addition, as we focus our efforts on proprietary human therapeutics, we will need to seek FDA approval of potential products, a process that could cost in excess of $100 million per product.  We cannot be certain that we will be able to obtain financing on terms acceptable to us, or at all. If adequate funds are not available, our business and our ability to develop our technology and human therapeutic products would be harmed.

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

Our quarterly results will fluctuate.

We believe that period-to-period comparisons of our results of operations are not necessarily meaningful and should not be relied upon as indicators of future performance.  The variability of receipt of funds from corporate partners, as well as revenue recognition accounting rules, including the SEC staff accounting bulletin No. 101 and EITF 00-21, will lead to quarterly fluctuations in our revenue.  We have recently begun shifting our commercial development focus from Universal GeneTools® collaborations to higher value strategic partnerships with selected pharmaceutical and biotechnology companies.  While strategic partnerships may provide us with committed quarterly research funding, the signing of such deals, and the subsequent initiation of revenue recognition, is also uncertain.

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

We are a small company with 58 full-time employees as of September 30, 2003, and our success depends on our continued ability to attract, retain and motivate highly qualified management and scientific personnel, and our ability to develop and maintain important relationships with leading research and academic institutions and scientists. Competition for personnel and academic and other research collaborations is intense.  The success of our technology development programs depends on our ability to attract and retain highly trained personnel.  If we lose the services of personnel with these types of skills, it could impede significantly the achievement of our research and development objectives.  If we fail to negotiate additional acceptable collaborations with academic and other research institutions and scientists, or if our existing collaborations are unsuccessful, our technology development programs may be delayed or may not succeed.

In the past, the scope of our needs was somewhat limited to the expertise of personnel able to engineer ZFP TFs and apply them to gene regulation.  However, as we move our ZFP Therapeutics programs forward, we will need to hire additional personnel and develop additional academic collaborations as we continue to expand our research and development activities into ZFP Therapeutics.  To this end, in February 2003, we appointed J. Tyler Martin, M.D. as Vice President, Development, who has responsibility for preclinical and clinical development of Sangamo’s ZFP Therapeutics programs and products.  The successful development of our ZFP Therapeutics programs will require additional significant new hires and will require existing management to develop additional expertise.  We do not know if we will be able to attract, retain or motivate the required personnel to achieve our goals.  At the end of June 2003, Dr. Carl Pabo stepped down as our Chief Scientific Officer and transitioned into a consulting role for Sangamo and will continue as Chairman of our Scientific Advisory Board.  Changes in personnel required to focus our resources on therapeutic product development may be disruptive.

If conflicts arise between us, our collaborators, strategic partners, scientific advisors or directors, these parties may act in their self-interest, which may limit our ability to implement our strategies.

If conflicts arise between our corporate or academic collaborators, strategic partners or scientific advisors or directors, and us the other party may act in its self-interest, which may limit our ability to implement our strategies.  Some of our Universal GeneTools® or academic collaborators or strategic partners are conducting multiple product development efforts within each area that is the subject of the collaboration with us.  Our collaborators or strategic partners, however, may develop, either alone or with others, products in related fields that are competitive with the products or potential products that are the subject of these collaborations.  Competing products, either developed by the collaborators or strategic partners or to which the collaborators or strategic partners have rights, may result in their withdrawal of support for our product candidates.

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

Others have filed and in the future are likely to file patent applications that are similar to ours.  We are aware that there are academic groups and other companies that are attempting to develop technology which is based on the use of zinc finger and other DNA-binding proteins, and that these groups and companies have filed patent applications.  Several patents have been issued, although we have no current plans to use the associated inventions.  If these or other patents issue, it is possible that the holder of any patent or patents granted on these applications may bring an infringement action against our collaborators, strategic partners or us claiming damages and seeking to enjoin commercial activities relating to the affected products and processes.  The costs of litigating the claim could be substantial.  Moreover, we cannot predict whether our Universal GeneTools® collaborators, strategic partners or we would prevail in any actions.  In addition, if the relevant patent claims were upheld as valid and enforceable and our products or processes were found to infringe the patent or patents, we could be prevented from making, using or selling the relevant product or process unless we could obtain a license or were able to design around the patent claims.  While we believe that our intellectual property would give us substantial leverage to secure a cross-license, it is uncertain that any license required under that patent or patents would be made available on commercially acceptable terms, if at all.  We believe that there may be significant litigation in the genomics industry regarding patent and other intellectual property rights, which could subject us to litigation.  If we become involved in litigation, it could consume a substantial portion of our managerial and financial resources.

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

Regulatory approval, if granted, may be limited to specific uses or geographic areas, which could limit our ability to generate revenues.

Regulatory approval will be limited to the indicated use for which we can market a product.  Further, once regulatory approval for a product is obtained, the product and its manufacturer are subject to continual review.  Discovery of previously unknown problems with a product or manufacturer may result in restrictions on the product, manufacturer and manufacturing facility, including withdrawal of the product from the market. In Japan and Europe, regulatory agencies also set or approve prices.

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

Our collaborations with outside scientists may be subject to change, which could limit our access to their expertise.

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

Laws or public sentiment may limit the production of genetically engineered agricultural products in the future, and these laws could reduce our ability to sell these products.

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

The FDA currently applies the same regulatory standards to foods developed through genetic engineering as applied to foods developed through traditional plant breeding.  Genetically engineered food products, however, will be subject to pre-market review if these products raise safety questions or are deemed to be food additives.  Governmental authorities could also, for social or other purposes, limit the use of genetically engineered products created with our gene regulation technology.

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

Anti-takeover provisions in our certificate of incorporation and Delaware law could prevent a potential acquirer from buying your stock.

Anti-takeover provisions of Delaware law, in our certificate of incorporation and equity benefit plans may make a change in control of our company more difficult, even if a change in control would be beneficial to our stockholders.  These provisions may allow our board of directors to prevent or make changes in the management and control of our company.  In particular, our board of directors will be able to issue up to 5,000,000 shares of preferred stock with rights and privileges that might be senior to our common stock, without the consent of the holders of the common stock.  Further, without any further vote or action on the part of the stockholders, the board of directors would have the authority to determine the price, rights, preferences, privileges and restrictions of the preferred stock.  This preferred stock, if it is ever issued, may have preference over and harm the rights of the holders of common stock.  Although the issuance of this preferred stock would provide us with flexibility in connection with possible acquisitions and other corporate purposes, this issuance may make it more difficult for a third party to acquire a majority of our outstanding voting stock.  Similarly, our authorized but unissued common stock is available for future issuance without stockholder approval.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk for changes in interest rates relates primarily to our cash equivalents and investments.  The investments are available-for-sale.  We do not use derivative financial instruments in our investment portfolio.  We attempt to ensure the safety and preservation of our invested funds by limiting default and market risks.  Our cash and investments policy emphasizes liquidity and preservation of principal over other portfolio considerations.  We select investments that maximize interest income to the extent possible within these guidelines.  We satisfy liquidity requirements by investing excess cash in securities with different maturities to match projected cash needs and limit concentration of credit risk by diversifying our investments among a variety of high credit-quality issuers.  We mitigate default risk by investing in only investment-grade securities.  The portfolio includes marketable securities with active secondary or resale markets to ensure portfolio liquidity.  All investments have a fixed interest rate and are carried at market value, which approximates cost.  If market interest rates were to increase by 1 percent from September 30, 2003, the fair value of our portfolio would decline by less than $200,000.  The modeling technique used measures the change in fair values arising from an immediate hypothetical shift in market interest rates and assumes ending fair values include principal plus accrued interest.

The following table represents the fair value balance of our cash, cash equivalents and marketable securities by year of expected maturity that are subject to interest rate risk as of September 30, 2003 (in thousands, except for interest rates):

	2003	2004	2005
Cash and cash equivalents	$12,104	$—	—
Average interest rates	1.16%	—%	—%

Marketable securities	$10,795	$13,289	$9,640
Average interest rates	1.53%	1.63%	1.74%

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

PART II. OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

The effective date of our first Registration Statement on Form S-1 filed under the Securities Act of 1933, as amended, relating to the initial public offering of our common stock was April 6, 2000.  On the same date, we signed an underwriting agreement with Lehman Brothers, Chase H&Q, ING Barings LLC, and William Blair & Co., the managing underwriters for the initial public offering and the representatives of the underwriters named in the underwriting agreement, for the initial public offering of 3,500,000 shares of our common stock at an initial public offering price of $15 per share.  The offering commenced on April 6, 2000 and was closed on April 11, 2000.  The initial public offering resulted in gross proceeds of $52.5 million.  We received net proceeds of $48.8 million after deducting underwriting discounts of $3.7 million.  Expenses related to the offering totaled approximately $1.4 million.  None of Sangamo’s net proceeds from the initial public offering were paid directly or indirectly to any director, officer, general partner of Sangamo or their associates, persons owning 10% or more of any class of equity securities of Sangamo, or an affiliate.

From the time of receipt through September 30, 2003, Sangamo has used the net proceeds from its initial public offering of common stock to invest in short-term and long-term, interest bearing, investment-grade securities and has used its existing cash balances to fund the general operations.  The proceeds will be used for general corporate purposes, including working capital and product development.  A portion of the net proceeds will also be used to acquire or invest in complementary businesses or products or to obtain the right to use complementary technologies.  Sangamo has no agreements or commitments with respect to any such acquisition or investments and is not currently engaged in any material negotiations with respect to any such transaction.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits:
	31.1	Form of Rule 13a – 14(a) Certification
	31.2	Form of Rule 13a – 14(a) Certification
	32.1	Certification Pursuant to 18 U.S.C. Section 1350.
(b)	Reports on Form 8-K:

On July 28, 2003 we furnished a Current Report on Form 8-K containing a copy of our earnings release for the period ended June 30, 2003 pursuant to Item 12 (Results of Operations and Financial Condition).

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SANGAMO BIOSCIENCES, INC.  Dated: November 10, 2003

/s/ Greg S. Zante
Greg S. Zante
Senior Director, Finance and Administration (Principal Financial and Accounting Officer)