Form 10-K/A
period 2003-12-31
SANGAMO BIOSCIENCES INC
filed 2004-04-01
CIK 1001233

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
Amendment No. 1

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

PART I

Item 1.    Business

Company Overview and Business Strategy

Background

        Sangamo is the worldwide leader in the research, development, and commercialization of DNA binding proteins for the therapeutic regulation and repair of disease-associated genes. Our proprietary technology platform is based on the engineering of a naturally occurring class of proteins referred to as zinc finger DNA binding proteins (ZFPs). We believe that ZFPs can be targeted to virtually any gene in the human genome or the genome of any other organism. Our scientists use engineered ZFPs to make ZFP transcription factors, or ZFP TFs, which are proteins that bind to DNA and are able to turn genes on or off (see Figure A). Alternatively, ZFPs may be engineered to create zinc finger nucleases (ZFNs). Engineered ZFNs can precisely cut genomic DNA at a preselected location, facilitating the transfer of "corrected" or "donor" genetic information into the site and may thus allow the repair or correction of genes which carry disease-causing mutations.

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

        We have amassed a substantial proprietary position in the design, selection, composition, and use of engineered ZFPs to support all of these commercial products. We either own outright or have licensed the commercial rights to approximately 45 patents issued in the United States and foreign national jurisdictions, and we have over 150 patent applications pending worldwide. We continue to license and file new patent applications that strengthen our core and accessory patent portfolio. We believe that our proprietary position will protect our ability to research, develop, and commercialize products and services based on ZFP technology across all of our chosen applications.

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

Engineered ZFNs for Therapeutic Gene Correction

        The ZFP DNA binding domain may also be coupled to a cleavage domain of a restriction endonuclease—an enzyme that cuts DNA at a precise location—creating a zinc finger nuclease or ZFN. Using the DNA binding domain of an engineered ZFP, we can design a ZFN to generate a physical break at a defined position in the DNA sequence of a target gene that carries a disease-causing mutation. This targeted break in the DNA facilitates the replacement of the disease-causing mutation or DNA sequence with the "normal" or "corrected" DNA sequence. We believe that ZFN-mediated gene correction will allow the corrected gene to be expressed in its natural chromosomal context and may provide a safe and effective approach to the precise repair of DNA sequence mutations responsible for monogenic diseases such as X-linked SCID and sickle cell anemia.

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

  •
  ZFP TFs can activate the expression of all variant proteins encoded by a particular gene;

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

Clinical Indication	Development Stage	Therapeutic Approach	Comments
Peripheral artery disease (PAD)	IND (February 2004)	ZFP TF up-regulation of VEGF-A to induce angiogenesis, or blood vessel formation, in the lower extremities	Sponsored by our partner, Edwards Lifesciences; evaluating product safety and preliminary evidence of increase in blood flow in lower extremities of patients with intermittent claudication, or poor leg function due to PAD
Diabetic neuropathy	Preclinical (animal efficacy)	ZFP TF up-regulation of VEGF-A to induce growth of neuronal cells	Evidence from animal models of diabetic neuropathy suggests that up-regulation of endogenous VEGF-A may induce the growth and repair of neuronal cells
Congestive heart failure (CHF)	Preclinical (animal efficacy)	ZFP TF down-regulation of phospholamban (PLN) to increase the contractility of heart muscle	Currently evaluating the preclinical efficacy of PLN repression to increase the contractility of heart muscle in a rat model of congestive heart failure
Ischemic heart disease (IHD)	Preclinical (animal efficacy)	ZFP TF up-regulation of VEGF-A to induce angiogenesis in the ischemic heart	Sponsored by our partner, Edwards Lifesciences; currently evaluating the preclinical efficacy of up-regulation of VEGF-A to induce angiogenesis in a porcine model of blood flow restriction
X-linked severe combined immunodeficiency (X-linked SCID)	Research (cell-based studies)	ZFN-mediated correction of IL2Rg mutations in stem cells from patients with X-linked SCID	X-linked SCID is caused by loss-of-function mutations in the IL2Rg gene
Neuropathic pain	Research (cell-based studies)	ZFP TF down-regulation of cell surface receptors involved in pain signaling	Sangamo scientists evaluating various ZFP TFs for the down-regulation of cell surface receptors VR1, TrkA, and PN3 to choose the optimal ZFP TF and target receptor
Sickle cell anemia (SCA)	Research (cell-based studies)	ZFN-mediated correction of the ß-globin mutation in stem cells from patients with SCA	Bone marrow transplantation is the only efficacious therapy available for SCA patients; however, most patients lack matched donors
Cancer	Research (cell-based studies)	ZFP TF up-regulation of GM-CSF, delivered via oncolytic virus, a virus that can kill tumor cells, to induce a systemic antitumor immune response	Sangamo scientists evaluating the combination of ZFP TFs and an Onyx oncolytic virus as a means to kill tumor cells near the injection site and stimulate a systemic, cell-mediated, antitumor response
Amyotrophic lateral sclerosis (ALS)	Research (cell-based studies)	ZFP TF up-regulation of insulin-like growth factor I (IGF-I) to slow the degeneration of motor neurons	Evidence from clinical studies of recombinant IGF-I in ALS patients suggests that up-regulation of IGF-I could be a viable approach to ALS treatment

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

Strategic Partnership with Edwards Lifesciences Corporation

        In January 2000, we announced a therapeutic product development collaboration with Edwards Lifesciences Corporation. Under the agreement, we have licensed to Edwards, on a worldwide, exclusive basis, ZFP Therapeutics for use in the activation of VEGFs and VEGF receptors in ischemic cardiovascular and vascular diseases. Edwards purchased a $5.0 million note that converted, together with accrued interest, into 333,333 shares of common stock at the time of our initial public offering at the IPO price. In March 2000, Edwards purchased a $7.5 million convertible note in exchange for a right of first refusal for three years to negotiate a license for additional ZFP Therapeutics in cardiovascular and peripheral vascular diseases. That right of first refusal was not exercised and terminated in March 2003. Together with accrued interest, this note converted into common stock at the time of our initial public offering at the IPO price. Through 2001, we received $2 million in research funding from Edwards and a $1.4 million milestone payment for delivery of a lead ZFP Therapeutic product candidate. In November 2002, Edwards signed an amendment to the original agreement and agreed to provide up to $3.5 million in research and development funding, including $2.95 million for research and development activities performed in 2002 and 2003. The filing of the IND for PAD in 2004, and the achievement of other research-related milestones in 2003, triggered a total of $1.0 million in milestone payments from Edwards Lifesciences in the first quarter of 2004. We have retained all rights to use our technology for therapeutic applications of VEGF activation outside of ischemic cardiovascular and vascular diseases, including use in wound healing and neurological disorders. Revenues attributable to milestone achievement and collaborative research and development performed under the Edwards agreement were $1.5 million, $2.0 million and $2.5 million for 2003, 2002 and 2001, respectively. The remainder of funding relates to two milestones, one each in the VEGF and phospholamban programs. In the future, Sangamo may receive option fees, milestone payments, royalties and additional research funding from this agreement. During each of 2003, 2002 and 2001, the revenues attributable to milestone achievement and collaborative research and development performed under the Edwards agreement comprised over 10% of total revenues earned by Sangamo.

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

        As the emphasis of our pharmaceutical research and development has shifted away from target validation to the downstream bottlenecks of the drug discovery process, we have refocused our Enabling Technology products and services toward these critical areas. Specifically, we are supplying our partners with ZFP-engineered cells which over-express a drug target of interest for use in high-throughput compound screening. Typically, pharmaceutical company researchers will use a cDNA encoding the drug target of interest to create these cell-based drug screens. However, if the patent covering such a cDNA is held by a third party, the pharmaceutical company might be prevented from using the cDNA for this purpose. The ZFP-engineered cell-based system allows our pharmaceutical partners to screen against drug targets whose gene sequence is covered by competitor intellectual property.

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

        In January 2001, we announced our first plant agriculture collaboration with Renessen LLC, a joint venture between Cargill and Monsanto Company. Under the terms of the agreement, Sangamo received research funding and milestone payments in 2001 and 2002. Sangamo and Renessen scientists expect to report on the optimization of a-tocopherol levels in the seed oil of Arabidopsis by using ZFP TFs in 2004.

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

        As of March 16, 2004, we had 52 families of Sangamo-owned patent filings, including 11 issued U.S. patents and 14 granted foreign patents, 73 pending U.S. patent applications and 95 pending foreign patent applications. These patent filings are directed to improvements in the design, composition, and use of ZFPs, ZFP TFs, and ZFNs. In the aggregate, we believe that our licensed patents and patent applications, as well as the issued Sangamo patents and pending Sangamo patent applications, will provide us with a substantial proprietary position in our commercial development of ZFP technology. If we are successful in the development and commercialization of our products, we will be obligated by our license agreements to make milestone and royalty payments to some or all of the licensors mentioned above. We believe that total payments under these agreements over the next three years will not exceed $2.0 million. For risks associated with our intellectual property, see "Risks Related to Our Business—Because it is difficult and costly to protect our proprietary rights, and third parties have filed patent applications that are similar to ours, we cannot ensure the proprietary protection of our technologies and products." We plan to continue to license and to internally generate intellectual property covering the design, selection, composition, and use of ZFPs; the genes encoding these proteins; and the application of ZFPs, ZFP TFs, and ZFNs in ZFP Therapeutics, Enabling Technology applications, and in plant agriculture research.

        Although we have filed for patents on some aspects of our technology, we cannot assure you that patents will issue as a result of these pending applications or that any patent that has been or may be issued will be upheld. One of our foreign patents, which forms the basis for five European Regional

Phase patents, has been opposed by a third party, and we cannot predict the outcome of these opposition proceedings. Despite our efforts to protect our proprietary rights, existing patent, copyright, trademark, and trade secret laws afford only limited protection, and we cannot assure you that our intellectual property rights, if challenged, will be upheld as valid or will be adequate to protect our proprietary technology and information. In addition, the laws of some foreign countries may not protect our proprietary rights to the same extent as do the laws of the United States. Attempts may be made to copy or reverse engineer aspects of our technology or to obtain and use information that we regard as proprietary. Our patent filings may be subject to interferences. Litigation or opposition proceedings may be necessary in the future to enforce or uphold our intellectual property rights, to determine the scope of our licenses, or to determine the validity and scope of the proprietary rights of others. The defense and prosecution of intellectual property lawsuits, United States Patent and Trademark Office interference proceedings, and related legal and administrative proceedings in the United States and internationally involve complex legal and factual questions. As a result, these proceedings would be costly and time consuming to pursue and could result in diversion of financial and management resources without any assurance of success.

        However, in the future, third parties may assert patent, copyright, trademark, and other intellectual property rights to technologies that are important to our business. Any claims asserting that our products infringe or may infringe proprietary rights of third parties, if determined adversely to us, could significantly harm our business. Any claims, with or without merit, could result in costly litigation, divert the efforts of our technical and management personnel, or require us to enter into or modify existing royalty or licensing agreements, any of which could significantly harm our business. Royalty or licensing agreements, if required, may not be available on terms acceptable to us, if at all. See "Risks Related to Our Business—Because it is difficult and costly to protect our proprietary rights, and third parties have filed patent applications that are similar to ours, we cannot ensure the proprietary protection of our technologies and products."

        We have been advised that our technology can give us and our collaborators independence from third-party patent claims to gene sequences. In general, under United States patent law, a patent may be obtained for any new and useful process, machine, manufacture, or composition of matter. An underlying theme of United States patent law, as related to biotechnology, is that the sequence of a gene, as it exists in the chromosome, is not new, even when newly discovered, unless it is isolated or modified from its normal chromosomal context. As a result, for over a decade, patent courts have held that, to be patentable, a DNA sequence must be purified, isolated or modified. Accordingly, U.S. patent claims to DNA sequences can cover only isolated, purified or modified nucleic acid sequences (e.g., a purified DNA fragment or a DNA sequence inserted into a vector). We have been advised that U.S. patent claims to DNA sequences do not, and cannot, cover gene sequences as they exist in their natural chromosomal environment and international patent law is consistent with U.S. patent law in this regard. Most current methods for over-expression of a gene or protein involve introduction, into a cell, of a vector containing a DNA encoding the protein to be over-expressed. Since such a vector contains isolated sequences which encode the protein, it would be covered by any patent claims to those sequences. In contrast, Sangamo's methods for over-expression utilize ZFP TFs that target endogenous genes as they exist in the chromosome. As a result, our methods do not require the use of isolated DNA sequences encoding the protein to be over-expressed and, our counsel has advised us, do not infringe patent claims to such sequences. Notwithstanding this advice, we realize that others could take a contrary position which could result in litigation. While we believe that we would prevail in any such litigation, the uncertainties involved in litigation generally make it impossible to provide assurance as to the ultimate outcome of such matters. See "Risks Related to Our Business—Because it is difficult and costly to protect our proprietary rights, and third parties have filed patent applications that are similar to ours, we cannot ensure the proprietary protection of our technologies and products."

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

        Competition may arise from other drug development technologies and therapeutic approaches such as small-molecules, monoclonal antibodies or other pharmaceutical proteins, gene therapy, and other nucleic acid technologies such as antisense RNA and siRNA. Furthermore, there are alternative approaches to gene correction that could prove technically superior to our gene correction technology or be commercialized more rapidly.

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

GOVERNMENT REGULATION

        Before commencing clinical investigations in humans, we must submit to, and receive approval from, the FDA of an Investigational New Drug (IND) application. Our partner, Edwards Lifesciences, submitted a Phase I/II clinical protocol for review by the Recombinant DNA Advisory Committee (RAC) of the NIH in the fourth quarter of 2003 and filed the first ZFP Therapeutic IND application with the FDA in February 2004. We have not applied for regulatory approvals with respect to any of our other technologies or products under development. We anticipate that the research, development, and commercialization of any therapeutic products developed, either alone or with our strategic partners or collaborators, will be subject to extensive regulation in the United States and other countries.

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

        Clinical trials are lengthy and are typically conducted in three sequential phases, but the phases may overlap or be combined. Each trial must be reviewed and approved by an independent ethics committee or institutional review board before it can begin. Phase I usually involves the initial introduction of the investigational drug into healthy volunteers or patients to evaluate certain factors, including its safety, dosage tolerance and, if possible, to gain an early indication of its effectiveness. Phase II usually involves trials in a limited patient population to evaluate dosage tolerance and appropriate dosage, identify possible adverse effects and safety risks, and evaluate preliminarily the efficacy of the drug for specific indications. Phase III trials usually further evaluate clinical efficacy and test further for safety by using the drug in its final form in an expanded patient population. Later clinical trials may fail to support the findings of earlier trials, which would delay, limit or prevent regulatory approvals.

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

RESEARCH AND DEVELOPMENT EXPENSES

        Over the past three fiscal years, research and development expenses have consisted primarily of salaries and related personnel expenses, laboratory supplies, allocated facilities costs, subcontracted research expenses, and expenses for patent prosecution, trademark registration and technology licenses. Research and development expenses were $10.2 million, $12.2 million and $13.0 million for 2003, 2002 and 2001, respectively. Research and development costs incurred in connection with company collaborator funded activities are expensed as incurred. We believe that continued investment in research and development is critical to attaining our strategic objectives. We expect these expenses will increase significantly as we focus increasingly on development of ZFP Therapeutics. The Company is also developing zinc finger nucleases (ZFN) for therapeutic gene correction as a treatment and possible cure for certain monogenic diseases. Additionally, in order to develop ZFP TFs as commercially relevant therapeutics, we expect to expend additional resources for expertise in the manufacturing, regulatory affairs and clinical research aspects of biotherapeutic development.

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

        Our partner, Edwards Lifesciences, is planning to initiate Phase I/II clinical testing in our lead ZFP Therapeutic program, and ZFP Therapeutics have never before been tested in humans. If our lead ZFP Therapeutic fails its initial safety study, it could damage our ability to attract new investors and corporate partners. Edwards Lifesciences filed an investigational new drug (IND) application with the U.S. Food and Drug Administration (FDA) on February 10, 2004. Under the FDA's review process, the FDA has 30 days to comment on an IND filing. The IND application has completed the 30 day review period and is now active. We expect the principal investigator to begin enrolling patients into the Phase I/II clinical trial in the second quarter of 2004. The Phase I/II study of our lead therapeutic will be a highly visible test of the Company's ZFP Therapeutic approach. Since we have increased our focus on ZFP Therapeutic research and development, investors will increasingly assess the value of the Company's technology based on the continued progress of ZFP Therapeutic products into and through clinical trials. If the initial safety study of our lead therapeutic was halted due to safety concerns, this would negatively affect the value of the Company's stock.

        We are conducting proprietary research to discover ZFP Therapeutic product candidates. These programs increase our financial risk of product failure, may significantly increase our research expenditures, and may involve conflicts with our collaborators and strategic partners. Our proprietary research programs consist of research which is funded solely by the Company and where the Company retains exclusive rights to therapeutic products generated by the research. This is in contrast to certain of our research programs that may be funded by corporate partners and in which we may share rights to any resulting products. We have conducted proprietary research since inception, however, in the past year, our strategy has shifted toward placing greater emphasis on proprietary research and we expect this trend will continue in 2004. Conducting proprietary research programs may not generate corresponding revenue and may create conflicts with our collaborators or strategic partners. The implementation of this strategy will involve substantially greater business risks, the expenditure of significantly greater funds than our historic research activities and will require substantial commitments of time from our management and staff.

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

        Clinical trials are lengthy and are typically conducted in three sequential phases, but the phases may overlap or be combined. Each trial must be reviewed and approved by an independent ethics committee or institutional review board before it can begin. Phase I usually involves the initial introduction of the investigational drug into healthy volunteers or patients to evaluate certain factors, including its safety, dosage tolerance and, if possible, to gain an early indication of its effectiveness. Phase II usually involves trials in a limited patient population to evaluate dosage tolerance and appropriate dosage, identify possible adverse effects and safety risks, and evaluate preliminarily the efficacy of the drug for specific indications. Phase III trials usually further evaluate clinical efficacy and test further for safety by using the drug in its final form in an expanded patient population. Later clinical trials may fail to support the findings of earlier trials, which would delay, limit or prevent regulatory approvals.

        While we have stated our intention to file IND applications during the next several years, this is only a statement of intent, and we may not be able to do so because the associated product candidates may not meet the necessary preclinical requirements. In addition, there can be no assurance that, once filed, an IND application will result in the actual initiation of clinical trials.

        In addition, our proposed clinical studies will require review from the Recombinant DNA Advisory Committee, or RAC, which is the advisory board to the National Institutes of Health, or NIH, focusing on clinical trials involving gene transfer. We will typically submit a proposed clinical protocol and other product-related information to the RAC three to six months prior to the expected IND filing date.

        Our gene regulation technology is relatively new, and if we are unable to use this technology in all our intended applications, it would limit our revenue opportunities. Our technology involves a relatively new approach to gene regulation. Although we have generated ZFP TFs for hundreds of gene sequences, we have not created ZFP TFs for all gene sequences and may not be able do so, which could limit the usefulness of our technology. In addition, while we have demonstrated the function of engineered ZFP TFs in mammalian cell culture, yeast, insects, plants, and animals, we have not yet done so in humans, and the failure to do so could restrict our ability to develop commercially viable products. If we, and our collaborators or strategic partners, are unable to extend our results to new commercially important genes, experimental animal models, and human clinical studies, we may be unable to use our technology in all its intended applications. Also, delivery of ZFP TFs into cells and organisms, including humans, in these and other environments is limited by a number of technical challenges, which we may be unable to surmount. This is a particular challenge for therapeutic applications of our technology that will require the use of gene transfer systems that may not be effective for the delivery of our ZFP TFs in a particular therapeutic application.

        The expected value and utility of our ZFP TFs is in part based on our belief that the targeted or specific regulation of gene expression and targeted gene repair may enable us to develop a new therapeutic approach as well as to help scientists better understand the role of human, animal, and other genes in disease and to aid their efforts in drug discovery and development. We also believe that the regulation of gene expression and targeted gene insertion will have utility in agricultural applications. There is only a limited understanding of the role of specific genes in all these fields. Life sciences companies have developed or commercialized only a few products in any of these fields based on results from genomic research or the ability to regulate gene expression. We, our collaborators, or our strategic partners may not be able to use our technology to identify and validate drug targets or to develop commercial products in the intended markets.

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

        We may be unable to license gene transfer technologies that we may need to commercialize our ZFP TF technology. In order to regulate a gene in a cell, the ZFP TF must be efficiently delivered to the cell. We have licensed certain gene transfer technologies for use with our Enabling Technologies, which are ZFP TFs used in pharmaceutical discovery research and protein production. We are evaluating these systems and other technologies which may need to be used in the delivery of ZFP TFs into cells for in vitro and in vivo applications, including ZFP Therapeutics. However, we may not be able to license the gene transfer technologies required to develop and commercialize our ZFP Therapeutics. We have not developed our own gene transfer technologies, and we rely on our ability to enter into license agreements to provide us with rights to the necessary gene transfer technology. The inability to obtain a license to use gene transfer technologies with entities which own such technology on reasonable commercial terms, if at all, could delay or prevent the preclinical evaluation, clinical testing, and/or commercialization of our therapeutic product candidates.

        We do not currently have the infrastructure or capability to manufacture therapeutic products on a commercial scale. In order for us to commercialize these products directly, we would need to develop, or obtain through outsourcing arrangements, the capability to execute all of these functions. If we are unable to develop or otherwise obtain the requisite preclinical, clinical, regulatory, manufacturing, marketing, and sales capabilities, we would be unable to directly commercialize our therapeutics products which would limit our future growth.

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

        We are at the development phase of operations and may not succeed or become profitable. We began operations in 1995 and are in the early phases of ZFP Therapeutic product development. We have incurred significant losses and our net losses for the past three fiscal years ended 2003, 2002 and 2001 were $10.4 million, $29.8 million and $25.2 million, respectively. To date, our revenues have been generated from Enabling Technology agreements, strategic partners, and federal government research grants. In 2003, we have placed more emphasis on higher-value therapeutic product development and related strategic partnerships and less emphasis on our Universal GeneTools® collaborations. This shift in emphasis has the potential to increase the return on investment to our stockholders by allocating capital resources to higher value, therapeutic product development activities. At the same time, it increases our financial risk by increasing expenses associated with product development. In addition, the preclinical or clinical failure of any single product may have a significant effect on the actual or perceived value of our shares. Our business is subject to all of the risks inherent in the development of a new technology, which include the need to:

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

        Commercialization of our technologies will depend, in part, on strategic partnering with other companies. If we are not able to find strategic partners in the future or our strategic partners do not diligently pursue product development efforts, we may not be able to develop our technologies or products, which could slow our growth and decrease our value. We expect to rely, to some extent, on our strategic partners to provide funding in support of our research and to perform independent research and preclinical and clinical testing. Our technology is broad based, and we do not currently possess the resources necessary to fully develop and commercialize potential products that may result from our technologies or the resources or capabilities to complete the lengthy marketing approval processes that may be required for the products. Therefore, we plan to rely on strategic partnerships to help us develop and commercialize ZFP Therapeutic products. If those partners are unable or unwilling to advance our programs, or if they do not diligently pursue product approval, this may slow our progress and defer our revenues. Our partners may sublicense or abandon development programs, which would cause associated product development to slow or cease. There can be no assurance that we will be able to establish additional strategic collaborations for ZFP Therapeutic product development. We may require significant time to secure additional collaborations or strategic partners because we need to effectively market the benefits of our technology to these future collaborators and strategic partners, which use the time and efforts of research and development personnel and our management. Further, each collaboration or strategic partnering arrangement will involve the negotiation of terms that may be unique to each collaborator or strategic partner. These business development efforts may not result in a collaboration or strategic partnership.

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

        We may be unable to raise additional capital, which would harm our ability to develop our technology and products. We have incurred significant operating losses and negative operating cash flows since inception and have not achieved profitability. We expect capital outlays and operating expenditures to increase over the next several years as we expand our infrastructure and research and ZFP Therapeutic product development activities. While we believe our financial resources will be adequate to sustain our current operations at least through 2005, we may seek additional sources of capital through equity or debt financing. In addition, as we focus our efforts on proprietary human therapeutics, we will need to seek FDA approval of potential products, a process that could cost in excess of $100 million per product. We cannot be certain that we will be able to obtain financing on terms acceptable to us, or at all. If adequate funds are not available, our business and our ability to develop our technology and ZFP Therapeutic products would be harmed.

        Our stock price has been volatile and may continue to be volatile, which could result in substantial losses for investors. During the past two years, our common stock price has fluctuated significantly, ranging from a low of $2.60 to a high of $5.50 during the year ended December 31, 2003, and a low of $1.30 to a high of $10.25 during the year ended December 31, 2002. Volatility in our common stock could cause stockholders to incur substantial losses. An active public market for our common stock may not be sustained, and the market price of our common stock may continue to be highly volatile. The market price of our common stock has fluctuated significantly in response to the following factors, some of which are beyond our control:

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

        Failure to attract, retain, and motivate skilled personnel and cultivate key academic collaborations will delay our product development programs and our research and development efforts. We are a small company with 57 full-time employees as of February 18, 2004, and our success depends on our continued ability to attract, retain, and motivate highly qualified management and scientific personnel and our ability to develop and maintain important relationships with leading research and academic institutions and scientists. Competition for personnel and academic and other research collaborations is intense. The success of our technology development programs depends on our ability to attract and retain highly trained personnel and we have experienced a rate of employee turnover that we believe is typical of emerging biotechnology companies. If we lose the services of personnel with the necessary skills, it could significantly impede the achievement of our research and development objectives. We are not presently aware of any plans of specific employees to retire or otherwise leave the company. If we fail to negotiate additional acceptable collaborations with academic and other research institutions and scientists, or if our existing collaborations are unsuccessful, our ZFP Therapeutic development programs may be delayed or may not succeed.

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

        Because it is difficult and costly to protect our proprietary rights, and third parties have filed patent applications that are similar to ours, we cannot ensure the proprietary protection of our technologies and products. Our commercial success will depend in part on obtaining patent protection of our technology and successfully defending any of our patents which may be challenged. The patent positions of pharmaceutical and biotechnology companies can be highly uncertain and can involve complex legal and factual questions. No consistent policy regarding the breadth of claims allowed in biotechnology patents has emerged to date. Accordingly, we cannot predict the breadth of claims allowed in patents we own or license.

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

  •
  any patents issued or licensed to us or our collaborators or strategic partners will provide a basis for commercially viable products or will provide us with any competitive advantages;

  •
  any patents issued or licensed to us will not be challenged and invalidated by third parties; or

  •
  we will develop additional products, processes or technologies that are patentable.

        Others have filed and in the future are likely to file patent applications that are similar to ours. We are aware that there are academic groups and other companies that are attempting to develop technology which is based on the use of zinc finger and other DNA binding proteins, and that these groups and companies have filed patent applications. Several patents have been issued, although we have no current plans to use the associated inventions. If these or other patents issue, it is possible that the holder of any patent or patents granted on these applications may bring an infringement action against our collaborators, strategic partners, or us claiming damages and seeking to enjoin commercial activities relating to the affected products and processes. The costs of litigating the claim could be substantial. Moreover, we cannot predict whether we, our collaborators, or strategic partners would prevail in any actions. In addition, if the relevant patent claims were upheld as valid and enforceable and our products or processes were found to infringe the patent or patents, we could be prevented from making, using, or selling the relevant product or process unless we could obtain a license or were able to design around the patent claims. We can give no assurance that such a license would be available on commercially reasonable terms, or at all, or that we would be able to successfully design around the relevant patent claims. There may be significant litigation in the genomics industry regarding patent and other intellectual property rights, which could subject us to litigation. If we become involved in litigation, it could consume a substantial portion of our managerial and financial resources.

        We cannot guarantee that our intellectual property will not be challenged by third parties. One of our licensed foreign patents, which forms the basis of five European Regional Phase patents, has been opposed by a third party. We cannot predict the outcome of these opposition proceedings. We cannot guarantee that the patent will not be invalidated or that granted claims will not have to be narrowed to overcome the opposition.

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

        If we use biological and hazardous materials in a manner that causes injury or violates laws, we may be liable for damages. Our research and development activities involve the controlled use of potentially harmful biological materials as well as hazardous materials, chemicals, and various radioactive compounds typically employed in molecular and cellular biology. We routinely use cells in culture and gene delivery vectors, and we employ small amounts of radioisotopes in trace experiments. Although we maintain up-to-date licensing and training programs, we cannot completely eliminate the risk of accidental contamination or injury from the use, storage, handling, or disposal of these materials. In the event of contamination or injury, we could be held liable for damages that result, and any liability could exceed our resources. We are subject to federal, state, and local laws and regulations governing the use, storage, handling, and disposal of these materials and specified waste products. To date, we have not experienced significant costs in complying with regulations regarding the use of these materials.

        Anti-takeover provisions in our certificate of incorporation and Delaware law could make an acquisition of the Company more difficult and could prevent attempts by our stockholders to remove or replace current management. Anti-takeover provisions of Delaware law, our certificate of incorporation and our bylaws and may discourage, delay or prevent a change in control of our company, even if a change in control would be beneficial to our stockholders. In addition, these provisions may frustrate or prevent any attempts by our stockholders to replace or remove our current management by making it more difficult for stockholders to replace members of our board of directors. In particular, under our certificate of incorporation our board of directors may issue up to 5,000,000 shares of preferred stock with rights and privileges that might be senior to our common stock, without the consent of the holders of the common stock. Moreover, without any further vote or action on the part of the stockholders, the board of directors would have the authority to determine the price, rights, preferences, privileges, and restrictions of the preferred stock. This preferred stock, if it is ever issued, may have preference over, and harm the rights of, the holders of common stock. Although the issuance of this preferred stock would provide us with flexibility in connection with possible acquisitions and other corporate purposes, this issuance may make it more difficult for a third party to acquire a majority of our outstanding voting stock. Similarly, our authorized but unissued common stock is available for future issuance without stockholder approval.

        In addition, our certificate of incorporation:

  •
  states that stockholders may not act by written consent but only at a stockholders' meeting;

  •
  establishes advance notice requirements for nominations for election to the board of directors or proposing matters that can be acted upon at stockholders' meetings; and

  •
  limits who may call a special meeting of stockholders.

        We are also subject to Section 203 of the Delaware General Corporation Law, which provides, subject to certain exceptions, that if a person acquires 15% of our voting stock, the person is an "interested stockholder" and may not engage in "business combinations" with us for a period of three years from the time the person acquired 15% or more or our voting stock.

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

Recent Sales of Unregistered Securities

        Pursuant to a license agreement between the California Institute of Technology (Caltech) and us entered into in November 2003, we issued 25,000 shares of our common stock with a market value of $129,500 to Caltech as partial consideration in return for license rights. Based in part upon the representations of Caltech, we issued these shares pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended.

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

        In 2003, we have placed more emphasis on higher-value therapeutic product development and related strategic partnerships and less emphasis on our Universal GeneTools® collaborations. We believe this shift in emphasis has the potential to increase the return on investment to our stockholders by allocating capital resources to higher value, therapeutic product development activities. At the same time, it increases our financial risk by increasing expenses associated with product development.

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

Revenue Recognition

        In accordance with Staff Accounting Bulletin No. 104, "Revenue Recognition," revenue from research activities made under strategic partnering agreements is generally recognized on a ratable basis as the services are provided when there is persuasive evidence that an arrangement exists, delivery has occurred, the price is fixed or determinable, and collectibility is reasonably assured. Amounts received under such agreements are deferred until the research services are performed. Sangamo's federal government research grants are typically multi-year agreements and provide for the reimbursement of qualified expenses for research and development as defined under the terms of the grant agreement. Revenue under grant agreements is recognized when the related research expenses are incurred. Grant reimbursements are typically received on a quarterly basis and are subject to the issuing agency's right of audit.

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

        In accordance with Emerging Issues Task Force Issue No. 00-21, "Revenue Arrangements with Multiple Deliverables," revenue arrangements entered into after June 15, 2003, that include multiple deliverables, are divided into separate units of accounting if the deliverables meet certain criteria, including whether the fair value of the delivered items can be determined and whether there is evidence of fair value of the undelivered items. In addition, the consideration is allocated among the separate units of accounting based on their fair values, and the applicable revenue recognition criteria is considered separately for each of the separate units of accounting.

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

Results of Operations

Years Ended December 31, 2003, 2002 and 2001

Total revenues

        Total revenues consisted of revenues from collaboration agreements, strategic partnerships and federal government research grants. Revenues from our corporate collaboration and strategic partnering agreements were $2.2 million in 2003, compared to $4.1 million in 2002, and $4.7 million in 2001. The decrease in 2003 from 2002 was principally attributable to lower year-over-year revenues of $1.5 million associated with Universal GeneTools® agreements as well as lower year-over-year revenues of $425,000 recognized from a therapeutics partnership with Edwards Lifesciences Corporation ("Edwards"). Revenues associated with Universal GeneTools® agreements have declined by $1.5 million as competing technology has been commoditized and our emphasis has shifted to therapeutic product development. Total revenues decreased by $542,000 from 2001 to 2002 principally due to lower year-over-year revenues of $425,000 recognized from with Edwards. The decrease in revenues under the agreement with Edwards is due to the maturation of the agreement which provided for research funding and certain initial milestones earlier in the agreement. Revenues attributable to milestone achievement and collaborative research and development performed under the Edwards agreement were $1.5 million, $2.0 million and $2.5 million for 2003, 2002 and 2001, respectively. Federal government research grant revenues were $374,000 in 2003, $237,000 in 2002, and $155,000 in 2001. The increase in 2003 represented the continuation of two grants, one of which began in 2002 and the other in 2001. We plan to continue to apply for federal government research grants.

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

        The successful completion of our development programs is subject to numerous technological challenges and risks and we cannot presently estimate anticipated completion dates for any of our programs. See Risks Related to Our Business—"Our potential therapeutic products are subject to a lengthy and uncertain regulatory process, and if these potential products are not approved, we will not be able to commercialize these products" and "Our gene regulation technology is relatively new, and if we are unable to use this technology in all our intended applications, it would limit our revenue opportunities."

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

See accompanying Notes to Consolidated Financial Statements.

SANGAMO BIOSCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Organization and Summary of Significant Accounting Policies

Sangamo and Basis of Presentation

        Sangamo BioSciences, Inc. ("Sangamo") was incorporated in the State of Delaware on June 22, 1995 and is focused on the development and commercialization of novel transcription factors for the regulation of gene expression. Our gene regulation technology platform is enabled by the engineering of a class of transcription factors known as zinc finger DNA binding proteins ("ZFPs"). Potential applications of Sangamo's technology include pharmaceutical discovery, development of human therapeutics and plant agriculture. Sangamo will require additional financial resources to complete the development and commercialization of its products including ZFP Therapeutics.

        Sangamo is currently working on a number of long-term development projects that will involve experimental and unproven technology. The projects may require several years and substantial expenditures to complete and ultimately may be unsuccessful. We plan to finance operations with available cash resources, funds received under federal government research grants and Universal GeneTools® collaborations and strategic partnerships, and from the issuance of equity or debt securities. Sangamo believes that its available cash, cash equivalents and investments as of December 31, 2003, along with expected revenues from Universal GeneTools® collaborations and strategic partnerships, will be adequate to fund its operations through 2005. Sangamo will need to raise substantial additional capital to fund subsequent operations and complete the development and commercialization of its products either through significant corporate partnerships, sales of zinc finger DNA binding protein transcription factors ("ZFP TFs") for pharmaceutical discovery, government research grants or issuance of equity securities. Sangamo may seek to raise additional capital when conditions permit, however there is no assurance funding will be available on favorable terms, if at all.

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

        In accordance with Staff Accounting Bulletin No. 104, "Revenue Recognition," revenue from research activities made under strategic partnering agreements is generally recognized on a ratable basis, as the services are provided when there is persuasive evidence that an arrangement exists, delivery has occurred, the price is fixed or determinable, and collectibility is reasonably assured. Amounts received in advance under such agreements are deferred until the research services are performed. Sangamo's federal government research grants are typically multi-year agreements and provide for the reimbursement of qualified expenses for research and development as defined under the terms of the grant agreement. Revenue under grant agreements is recognized when the related qualified research expenses are incurred. Grant reimbursements are received on a quarterly or monthly basis and are subject to the issuing agency's right of audit.

        Milestone payments under research, partnering, or licensing agreements are recognized as revenue upon the achievement of mutually agreed upon milestones, provided that (i) the milestone event is substantive and its achievement is not reasonably assured at the inception of the agreement, and (ii) there are no performance obligations associated with the milestone payment.

        In accordance with Emerging Issues Task Force Issue No. 00-21, "Revenue Arrangements with Multiple Deliverables," revenue arrangements entered into after June 15, 2003, that include multiple deliverables, are divided into separate units of accounting if the deliverables meet certain criteria, including whether the fair value of the delivered items can be determined and whether there is evidence of fair value of the undelivered items. In addition, the consideration is allocated among the separate units of accounting based on their fair values, and the applicable revenue recognition criteria are considered separately for each of the separate units of accounting.

Research and Development Expenses

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

Recent Accounting Pronouncements

        In January 2003, the FASB issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51". The Interpretation establishes accounting guidance for consolidation of variable interest entities that function to support the activities of the primary beneficiary. Interpretation 46 applies to any business enterprise, both public and private, that has a controlling interest, contractual relationship or other business relationship with a variable interest entity. The provisions of Interpretation No. 46 are effective immediately for all variable interests in variable interest entities created before February 1, 2003 and no later than the first fiscal period beginning after June 15, 2003 for all variable interests in variable interest entities created before February 1, 2003. The adoption of Interpretation 46 did not have a material impact on our consolidated financial position, results of operations or cash flows.

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

3.    Acquisition of Gendaq Limited

        On July 4, 2001, Sangamo completed the acquisition of the outstanding shares of Gendaq Limited, a privately held biotechnology company located in the United Kingdom, in a purchase transaction. Sangamo issued 2,124,638 shares of common stock in exchange for 100% of the outstanding shares of Gendaq's common stock. Sangamo also reserved a total of 125,366 shares for issuance upon exercise of outstanding Gendaq stock options, which were assumed in the transaction. Gendaq is a research and development organization focused on regulating genes through the engineering of transcription factors known as zinc finger DNA binding proteins (ZFPs).

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

(2)
Q3 2002 expenses include the write-down of patents and goodwill of $18.0 million.

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

(c)
See the Index of Exhibits

(d)
See the Financial Statements beginning on page 42 of this Form 10-K

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized, on March 31, 2004.

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