Form 10-K/A
period 2003-12-31
SANGAMO BIOSCIENCES INC
filed 2004-04-27
CIK 1001233

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
Amendment No. 2

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

PART I

Item 1.    Business

Company Overview and Business Strategy

Background

        Sangamo is a leader in the research, development, and commercialization of DNA binding proteins for the therapeutic regulation and repair of disease-associated genes. Our proprietary technology platform is based on the engineering of a naturally occurring class of proteins referred to as zinc finger DNA binding proteins (ZFPs). We believe that ZFPs can be targeted to virtually any gene in the human genome or the genome of any other organism. Our scientists use engineered ZFPs to make ZFP transcription factors, or ZFP TFs, which are proteins that bind to DNA and are able to turn genes on or off (see Figure A). Alternatively, ZFPs may be engineered to create zinc finger nucleases (ZFNs). Engineered ZFNs can precisely cut genomic DNA at a preselected location, facilitating the transfer of "corrected" or "donor" genetic information into the site and may thus allow the repair or correction of genes which carry disease-causing mutations.

        Pharmaceutical companies have spent billions of dollars to successfully discover and validate new genomic targets over the last several years, yet they have failed, in many cases, to identify small-molecule drugs which can therapeutically modulate these targets in man. We believe that our ZFP technology platform constitutes a novel therapeutic approach enabling the regulation of validated drug targets which have proven intractable to conventional methods of drug discovery. Sangamo, by offering ZFP TF regulation or correction of such targets at the DNA level, is poised to address such high-value targets by providing a unique and proprietary approach to the therapeutic regulation or correction of disease-associated genes. Our corporate partner, Edwards Lifesciences (Edwards), has filed an investigational new drug (IND) application to initiate a Phase I clinical study, which is intended to evaluate the safety and preliminary efficacy of a proprietary Sangamo ZFP Therapeutic™ for the treatment of peripheral artery disease (PAD). We have also initiated preclinical animal studies of ZFP Therapeutics in diabetic neuropathy and congestive heart failure and have research-stage programs in neuropathic pain, cancer immunotherapy, X-linked severe combined immunodeficiency (X-linked SCID), and sickle cell anemia.

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

THERAPEUTIC PRODUCT DEVELOPMENT

Product Development Strategy

        Over the last several years, we have shown that ZFP TFs can be engineered to bind their target genes with an optimal level of affinity and specificity and can regulate these targets in a way that causes the desired effect at the levels of target cell, tissue, and organism. We have extended these results to preclinical animal models of disease, including mice, rats, rabbits, and pigs. We have published some of these data in peer-reviewed journals, and our partner, Edwards Lifesciences, submitted these data to the United States Food & Drug Administration (FDA) along with preclinical toxicology and biodistribution data as part of an IND application. This IND application was filed on February 10, 2004 to support a Phase I clinical study to investigate the safety and preliminary efficacy of ZFP TFs designed to up-regulate the expression of vascular endothelial growth factor A (VEGF-A) in patients with peripheral artery disease (PAD). The study will be conducted under the supervision of Robert J. Lederman, M.D. of the National Heart, Lung and Blood Institute, National Institutes of Health (NIH). We intend to develop the necessary preclinical data to support the filing of additional INDs for the clinical testing of ZFP Therapeutics in patients with cardiovascular disease, neurological disorders, cancer, and monogenic diseases including X-linked SCID and sickle cell anemia.

Product Development Programs

        In addition to the IND application to initiate the Phase I PAD clinical trial, we currently have three preclinical-stage programs (i.e., lead ZFP TF molecules in animal efficacy studies) and five research-stage programs (i.e., cell-based testing to identify and optimize lead ZFP TF or ZFN molecules for testing in animals).

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

Peripheral Artery Disease (PAD)

        PAD is the result of inadequate arterial blood flow to the lower extremities. It is seen as a spectrum of disease, beginning with asymptomatic reduction in blood flow to the leg; followed by the development of intermittent claudication, which limits walking distance; followed by pain in the absence of exercise; and finally leading to tissue damage and severely impaired mobility. While the condition affects 8-12 million people in the United States, 80% of these patients have intermittent claudication and do not progress to resting pain or critical limb ischemia. This program is funded and managed by our development partner, Edwards Lifesciences, who filed an IND application in February 2004 to initiate a Phase I clinical trial in PAD.

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

Congestive Heart Failure (CHF)

        CHF is a gradual and long-term loss of pumping capacity by the heart that results in the backup of blood and fluid (edema) in the lungs and other tissues and organs. This fluid congestion can cause shortness of breath, coughing, swelling of the abdomen and extremities, fatigue, kidney damage, and kidney failure. The incidence and prevalence of CHF are increasing at an alarming rate, with approximately 550,000 new cases in the United States each year and a current patient population of more than 5 million Americans. There is now strong scientific evidence to suggest that down-regulation of the gene encoding phospholamban (PLN) can improve the contractility of heart muscle in mammalian animal models of CHF. We have identified a lead ZFP TF inhibitor of PLN for the CHF program and have initiated preclinical studies in a rodent model of CHF.

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

Product Development Resources and Infrastructure

        As Sangamo makes its transition to a development-stage biotechnology company, we are building our capabilities in regulatory affairs, quality assurance, manufacturing, and clinical research. Our current plan is to establish these capabilities internally, while relying on third-party contract research organizations and contract manufacturers of ZFP Therapeutic products for toxicology and Phase I studies. This will serve to minimize our investment in fixed capital while maximizing our flexibility in our selection of gene transfer systems for the delivery of ZFP TF genes. Our manufacturing and quality assurance personnel will oversee and audit the manufacturing and testing of our experimental products at third-party facilities.

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

        We believe the advancement of our first ZFP Therapeutic into a clinical trial in 2004 comes at a timely point in the evolution of the worldwide pharmaceutical industry. Large pharmaceutical companies face revenue growth challenges that may compel them to in-license or acquire emerging therapeutic technologies. Our success in advancing the VEGF program into Phase I clinical trials may bring attention to the potential of ZFP Therapeutics to address the non-druggable, yet high-value targets residing within pharmaceutical research laboratories today.

Strategic Partnership with Edwards Lifesciences Corporation

        In January 2000, we announced a therapeutic product development collaboration with Edwards Lifesciences Corporation. Under the agreement, we have licensed to Edwards, on a worldwide, exclusive basis, ZFP Therapeutics for use in the activation of VEGFs and VEGF receptors in ischemic cardiovascular and vascular diseases. Edwards purchased a $5.0 million note that converted, together with accrued interest, into 333,333 shares of common stock at the time of our initial public offering at the IPO price. In March 2000, Edwards purchased a $7.5 million convertible note in exchange for a right of first refusal for three years to negotiate a license for additional ZFP Therapeutics in cardiovascular and peripheral vascular diseases. That right of first refusal was not exercised and terminated in March 2003. Together with accrued interest, this note converted into common stock at the time of our initial public offering at the IPO price. Through 2001, we received $2 million in research funding from Edwards and a $1.4 million milestone payment for delivery of a lead ZFP Therapeutic product candidate. In November 2002, Edwards signed an amendment to the original agreement and agreed to provide up to $3.5 million in research and development funding, including $2.95 million for research and development activities performed in 2002 and 2003. The filing of the IND for PAD in 2004, and the achievement of other research-related milestones in 2003, triggered a total of $1.0 million in milestone payments from Edwards Lifesciences in the first quarter of 2004. We have retained all rights to use our technology for therapeutic applications of VEGF activation outside of ischemic cardiovascular and vascular diseases, including use in wound healing and neurological disorders. Revenues attributable to milestone achievement and collaborative research and development performed under the Edwards agreement were $1.5 million, $2.0 million and $2.5 million for 2003, 2002 and 2001, respectively. Related costs and expenses incurred for services performed under the Edwards agreement were $1.4 million, $1.9 million and $1.4 million for 2003, 2002 and 2001, respectively. We have no future commitments related to these agreements. During each of 2003, 2002 and 2001, the revenues attributable to milestone achievement and collaborative research and development performed under the Edwards agreement comprised over 10% of total revenues earned by Sangamo.

        In the future, Sangamo may receive option fees, milestone payments, royalties and additional research funding under this agreement. We have received $2.5 million in milestone payments to date and we would receive $27 million in additional milestone payments under the agreement if all future milestones are met for the first product developed under the agreement. Any subsequent products developed under the agreement may generate up to $15 million in milestone payments each. We would also receive royalties on any sales of products generated under the agreement and these royalty obligations would continue until the expiration of the last-to-expire patent covering products developed under the agreement on a country-by-country basis. Based on currently issued patents, these royalty obligations would last through January 12, 2019. The development of any products is subject to numerous risks and we cannot be certain whether any products will successfully be developed under this agreement. See "Risks Related to our Business—Our gene regulation technology is relatively new, and if we are unable to use this technology in all our intended applications, it would limit our revenue opportunities."

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

        In December 2003, we announced that Sangamo has exclusively licensed rights to Onyx's oncolytic adenovirus vector technology to independently develop ATV products that encode ZFP TFs. In the initial therapeutic application, we will engineer the ATV to express ZFP TFs designed to up-regulate the expression of human granulocyte macrophage colony-stimulating factor (GM-CSF), a powerful activator of the immune system known to augment anti-tumor immune responses. The license agreement provides us with exclusive worldwide rights for all therapeutic uses of ATVs encoding ZFP TFs that regulate the expression of any target gene. Under the terms of the agreement, Sangamo will have full responsibility for research and commercial development of the ZFP TF ATV. Onyx will receive milestone payments as products advance into and through clinical testing and will receive a royalty on product sales. Related costs and expenses associated with the collaborative research and development performed under the agreement with Onyx were $218,000, $149,000 and $206,000 for 2003, 2002 and 2001, respectively. There were no revenues associated with this agreement. The status of our initial program is reviewed above under "Therapeutic Product Development."

Research Collaboration with Avigen, Inc.

        In October 2002, we announced a collaborative research agreement with Avigen, Inc. to evaluate potential therapies for intractable neuropathic pain based on the combination of Sangamo's ZFP TFs and Avigen's adeno-associated viral vector (AAV) gene delivery technology. Under the terms of the agreements, each company will bear its own expenses and will share any data generated during the term of the agreement. During 2003, the aggregate costs and expenses incurred by the Company during this agreement were $179,000. The status of this program is reviewed under "Therapeutic Product Development." There were no costs or expenses incurred by the Company in connection with this agreement during 2002 or 2001.

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

        Sangamo scientists have demonstrated that ZFP-engineered mammalian cells may be used to increase the yield of bulk pharmaceutical protein from systems used for pharmaceutical antibody production. In January 2002, we announced an agreement with Medarex, Inc. to develop these cell lines to enhance the production yields of monoclonal antibodies. Under this agreement, Medarex provided Sangamo with research funding in 2002 and 2003, and Sangamo will be entitled to milestone payments and, potentially, royalties on sales of Medarex antibodies manufactured with our ZFP TF technology. Medarex will receive a non-exclusive license to the resulting technology, and Sangamo will have the ability to utilize the technology in collaborations with other partners. Revenues attributable to collaborative research and development performed under the Medarex agreements were $600,000 for both 2003 and 2002 and none for 2001. Related costs and expenses associated with collaborative research and development performed under the Medarex agreements were $242,000 and $273,000 in 2003 and 2002, respectively, and none for 2001. During both 2003 and 2002, the revenues attributable to collaborative research and development performed under the Medarex agreements comprised over 10% of total revenues earned by Sangamo.

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

        In January 2001, we signed a research and license agreement with Renessen LLC, a joint venture between Cargill, Inc. and Monsanto Company. Under this agreement, Sangamo granted Renessen an option to an exclusive, worldwide license to research, develop and commercialize certain seed products engineered with the Company's ZFP TF technology. Revenues associated with the agreement were $125,000 and $500,000 during 2002 and 2001, respectively. Related aggregate costs and expenses incurred by the Company during the term of the agreement were approximately $114,000, $311,000 and $373,000 during 2003, 2002 and 2001, respectively. The agreement terminated in January 2004 with all commercial rights to ZFP technology and products retained by Sangamo.

License Agreement with California Institute of Technology

        During the fourth quarter of 2003, the Company received a worldwide, exclusive license to research, develop and commercialize certain intellectual property owned by California Institute of Technology in exchange for 25,000 shares of unregistered Sangamo common stock, valued at $129,500. No costs or expenses have been incurred under this agreement. Products and services developed under this agreement relate to the use of zinc finger nucleases (ZFNs) for therapeutic gene correction in human healthcare and gene targeting in plant agriculture.

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

        As of March 16, 2004, we had 52 families of Sangamo-owned patent filings, including 11 issued U.S. patents and 14 granted foreign patents, 73 pending U.S. patent applications and 95 pending foreign patent applications. These patent filings are directed to improvements in the design, composition, and use of ZFPs, ZFP TFs, and ZFNs. In the aggregate, we believe that our licensed patents and patent applications, as well as the issued Sangamo patents and pending Sangamo patent applications, will provide us with a substantial proprietary position in our commercial development of ZFP technology. The following tables provide information regarding our U.S. patents and our licensed U.S. patents:

SANGAMO-OWNED US PATENTS

Patent No.	Subject	Issue Date	Expiration Date
6,013,453	"Binding proteins for recognition of DNA"	January 11, 2000	August 17, 2015
6,453,242	"Selection of Sites for Targeting by Zinc Finger Proteins and Methods of Designing Zinc Finger Proteins to Bind to Preselected Sites"	September 17, 2002	January 12, 2019
6,492,117	"Zinc Finger Proteins Capable of Binding DNA Quadruplexes"	December 10, 2002	July 12, 2020
6,503,717	"Methods of Using Randomized Libraries of Zinc Finger Proteins for the Identification of Gene Function"	January 7, 2003	December 6, 2020
6,511,808	"Methods for Designing Exogenous Regulatory Molecules"	January 28, 2003	April 27, 2021
6,534,261	"Regulation of Endogenous Gene Expression in Cells Using Zinc Finger Proteins"	March 18, 2003	January 12, 2019
6,599,692	"Functional Genomics Using Zinc Finger Proteins"	July 29, 2003	September 14, 2019
6,607,882	"Regulation of Endogenous Gene Expression in Cells Using Zinc Finger Proteins"	August 19, 2003	January 12, 2019
6,610,489	"Pharmacogenomics and Identification of Drug Targets by Reconstruction of Signal Transduction Pathways Based on Sequences of Accessible Regions."	August 26, 2003	April 27, 2021
6,689,558	"Cells for Drug Discovery"	February 10, 2004	February 8, 2021
6,706,470	"Gene Switches"	March 16, 2004	May 30, 2020

LICENSED US PATENTS

Patent No.	Subject	Issue Date	Expiration Date
5,356,802	"Functional domains in Flavobacterium okeanokoites (FokI) restriction endonuclease"	October 18, 1994	October 18, 2011
5,436,150	"Functional domains in Flavobacterium okeanokoites (FokI) restriction endonuclease"	July 25, 1995	July 25, 2012
5,487,994	"Insertion and deletion mutants of FokI restriction endonuclease"	January 30, 1996	January 30, 2013
5,789,538	"Zinc finger proteins with high affinity new DNA binding specificities"	August 4, 1998	February 3, 2015
5,792,640	"General method to clone hybrid restriction endonucleases using lig gene"	August 11, 1998	April 3, 2012
5,916,794	"Methods for inactivating target DNA and for detecting conforma-tional change in a nucleic acid"	June 29, 1999	April 3, 2012
5,925,523	"Interaction trap assay, reagents ands uses thereof"	July 20, 1999	August 22, 2017
6,140,466	"Zinc finger protein derivatives and methods therefor"	October 31, 2000	January 18, 2014
6,200,759	"Interaction trap assay, reagents ands uses thereof"	March 13, 2001	August 22, 2017
6,242,568	"Zinc finger protein derivatives and methods therefor"	June 5, 2001	June 5, 2018
6,265,196	"Methods for inactivating target DNA and for detecting conforma-tional change in a nucleic acid"	July 24, 2001	April 3, 2012
6,410,248	"General Strategy for selecting high-affinity zinc finger proteins for diverse DNA target sites"	June 25, 2002	January 29, 2019
6,479,626	"Poly-zinc finger proteins with improved linkers."	November 12, 2002	March 1, 2019

Technology Licenses

Massachusetts Institute of Technology

        The Company entered into a license agreement with the Massachusetts Institute of Technology (MIT) on May 9, 1996, as subsequently amended, whereby the Company was granted a worldwide exclusive license to technology and patents relating to the design, selection and use of ZFPs for all fields of use, including the right to sublicense. The Company pays annual license fees under the agreement and is obligated to make milestone payments upon the issuance of certain patents and upon the initiation of certain phases of clinical development. Since the inception of this agreement, the Company has made a total of $60,000 in milestone payments to MIT. Aggregate potential milestone payments under this agreement are approximately $465,000 over the term of this agreement through 2007. Additionally, if we sublicense and co-develop products using the MIT technology, we would be required to pay sublicense fees and royalties on product sales during the term of the agreement. The agreement expires upon the expiration of the last patent covered by the agreement. Based on currently issued patents, this agreement will terminate on March 1, 2019.

The Johns Hopkins University

        The Company entered into a license agreement with the Johns Hopkins University (JHU) on June 29, 1995, as subsequently amended, whereby the Company was granted a worldwide exclusive license to technology and patents relating to gene targeting technology for all fields of use, including the right to sublicense. Pursuant to the agreement, the Company pays an annual minimum royalty and would pay royalties on product sales. The Company has made a total of $37,500 in milestone payments to date and is not obligated to make any further milestone payments under the agreement. Additionally, if the Company successfully develops a product using the technology licensed to it under this agreement, the Company would be required to pay JHU royalties on product sales during the term of the agreement. The agreement expires upon the expiration of the last patent covered by the agreement. Based on currently issued patents, this agreement will terminate on January 30, 2013.

Johnson & Johnson

        The Company entered into a license agreement with Johnson & Johnson (J&J) on May 9, 1996 whereby the Company was granted a worldwide exclusive license to technology and patents for the research, development and commercialization of therapeutic and diagnostic products using engineered ZFPs. Pursuant to the agreement, the Company has paid a license fee and will make future milestone payments and pay royalties on any product sales during the term of the agreement. To date, the Company has not made any milestone payments under the agreement. Aggregate potential milestone payments under this agreement are approximately $125,000. The agreement expires upon the expiration of the last patent covered by the agreement. Based on currently issued patents, this agreement will terminate on January 18, 2014.

The Scripps Research Institute

        The Company entered into a license agreement with the Scripps Research Institute (Scripps) on March 14, 2000 whereby the Company was granted a worldwide exclusive license to technology and patents for the research, development and commercialization of products and services using engineered ZFPs excluding the use of engineered ZFPs in plant agriculture, therapeutics and diagnostics. Pursuant to the agreement, the Company must pay an annual minimum royalty of $50,000 and royalties on product sales during the term of the agreement, for any products developed under the agreement. No milestone payments are payable under the agreement. Based on currently issued patents, the Scripps agreement will terminate on January 18, 2014.

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

        Although we have filed for patents on some aspects of our technology, we cannot assure you that patents will issue as a result of these pending applications or that any patent that has been or may be issued will be upheld. One of our foreign patents, which forms the basis for five European Regional

Phase patents, has been opposed by a third party, and we cannot predict the outcome of these opposition proceedings. See "Risks Related to Our Business—Because it is difficult and costly to protect our proprietary rights, and third parties have filed patent applications that are similar to ours, we cannot ensure the proprietary protection of our technologies and products." Despite our efforts to protect our proprietary rights, existing patent, copyright, trademark, and trade secret laws afford only limited protection, and we cannot assure you that our intellectual property rights, if challenged, will be upheld as valid or will be adequate to protect our proprietary technology and information. In addition, the laws of some foreign countries may not protect our proprietary rights to the same extent as do the laws of the United States. Attempts may be made to copy or reverse engineer aspects of our technology or to obtain and use information that we regard as proprietary. Our patent filings may be subject to interferences. Litigation or opposition proceedings may be necessary in the future to enforce or uphold our intellectual property rights, to determine the scope of our licenses, or to determine the validity and scope of the proprietary rights of others. The defense and prosecution of intellectual property lawsuits, United States Patent and Trademark Office interference proceedings, and related legal and administrative proceedings in the United States and internationally involve complex legal and factual questions. As a result, these proceedings would be costly and time consuming to pursue and could result in diversion of financial and management resources without any assurance of success.

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

COMPETITION

        Sangamo is a leader in the research, development, and commercialization of DNA binding proteins for the regulation of gene expression and gene correction. We are aware of many companies focused on other methods for regulating gene expression and a limited number of commercial and academic groups pursuing the development of ZFP gene regulation and gene correction technology. The field of applied gene regulation is highly competitive, and we expect competition to persist and intensify in the future from a number of different sources, including pharmaceutical, agricultural, and biotechnology companies; academic and research institutions; and government agencies that will seek to develop ZFPs as well as technologies that will compete with our ZFP technology platform.

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

        Although we are in the development phase of operations and have no current products or product sales, we believe the following companies, products and/or technologies may potentially be competitive with our technology or our products under development:

  •
  Small molecules in development from both in-house drug discovery programs of pharmaceutical companies such as Pfizer, Merck and Eli Lilly, as well as from biotechnology companies with expertise and capabilities in small molecule discovery and development such as Millennium Pharmaceuticals, Tularik and Exelixis.

  •
  Monoclonal antibody companies and product candidates from certain large biotechnology firms such as Genentech, Amgen and Medimmune, as well as midsize biotechnology firms such as Abgenix, Medarex, Cambridge Antibody Technology and Protein Design Labs.

  •
  Protein pharmaceuticals under development at pharmaceutical and biotechnology companies such as Amgen, Genentech, Johnson & Johnson, Lilly and Biogen and numerous small biotechnology firms.

  •
  Gene therapy companies who are developing gene-based products in clinical trials. None of these products have yet been approved. Our competitors in this category may include Cell Genesys, which has different versions of the GVAX® cancer vaccine in phase I and phase II clinical studies; GenVec, which is working on gene-based therapies such as BIOBYPASS® for the treatment of coronary artery disease and a gene therapy approach to age-related macular degeneration; and Valentis, which is conducting a phase II clinical study of Deltavasc™ for the treatment of peripheral artery disease and which may be competitive with Sangamo's program in this area.

  •
  Antisense therapeutics and RNA interference technology, or RNAi, which are two technologies that may compete with ZFP-Therapeutics in the development of novel therapeutic products acting through the regulation of gene expression.

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

GOVERNMENT REGULATION

        Before commencing clinical investigations in humans, we must submit to, and receive approval from, the FDA of an Investigational New Drug (IND) application. Our partner, Edwards Lifesciences, submitted a Phase I clinical protocol for review by the Recombinant DNA Advisory Committee (RAC) of the NIH in the fourth quarter of 2003 and filed the first ZFP Therapeutic IND application with the FDA in February 2004. We have not applied for regulatory approvals with respect to any of our other technologies or products under development. We anticipate that the research, development, and commercialization of any therapeutic products developed, either alone or with our strategic partners or collaborators, will be subject to extensive regulation in the United States and other countries.

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

        Our partner, Edwards Lifesciences, is planning to initiate Phase I clinical testing in our lead ZFP Therapeutic program, and ZFP Therapeutics have never before been tested in humans. If our lead ZFP Therapeutic fails its initial safety study, it could damage our ability to attract new investors and corporate partners. Edwards Lifesciences filed an investigational new drug (IND) application with the U.S. Food and Drug Administration (FDA) on February 10, 2004. Under the FDA's review process, the FDA has 30 days to comment on an IND filing. The IND application has completed the 30 day review period and is now active. We expect the principal investigator to begin enrolling patients into the Phase I clinical trial in the second quarter of 2004. The Phase I study of our lead therapeutic will be a highly visible test of the Company's ZFP Therapeutic approach. Since we have increased our focus on ZFP Therapeutic research and development, investors will increasingly assess the value of the Company's technology based on the continued progress of ZFP Therapeutic products into and through clinical trials. If the initial safety study of our lead therapeutic was halted due to safety concerns, this would negatively affect the value of the Company's stock.

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

        We cannot guarantee that our intellectual property will not be challenged by third parties. One of our licensed patents, European Patent No. 0 682 699, entitled "Functional Domains in Flavobacterium okeanokoites Restriction Endonuclease" was granted on May 7, 2003 and forms the basis of Regional Phase patents in France, Germany, Great Britain, Ireland and Switzerland. The granted claims of the patent cover technologies used in our programs in targeted recombination and gene correction. On February 6, 2004, a Notice of Opposition to the European Patent was filed on behalf of Cellectis, a French company. We cannot predict the outcome of these Opposition proceedings. If the claims of this European patent were to be invalidated, it would not affect our ability to practice our targeted recombination and gene correction programs in Europe. It would, however, limit our ability to exclude potential competitors in the field of targeted recombination and gene correction in Europe.

        Moreover, we also hold licenses to six US patents to the technology covered by the opposed European patent, and hold licenses to related applications pending in Canada and Japan. Accordingly, any effects of the opposition, up to and including invalidation of the European patent, would be restricted to Europe and would have little, if any, material adverse effect on our business.

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

        If we use biological and hazardous materials in a manner that causes injury or violates laws, we may be liable for damages. Our research and development activities involve the controlled use of potentially harmful biological materials as well as hazardous materials, chemicals, and various radioactive compounds typically employed in molecular and cellular biology. We routinely use cells in culture and gene delivery vectors, and we employ small amounts of radioisotopes in trace experiments. Although we maintain up-to-date licensing and training programs, we cannot completely eliminate the risk of accidental contamination or injury from the use, storage, handling, or disposal of these materials. In the event of contamination or injury, we could be held liable for damages that result, and any liability could exceed our resources. We currently carry insurance covering claims arising from our use of these materials. However, if we are unable to maintain our insurance coverage at a reasonable cost and with adequate coverage, our insurance may not cover any liability that may arise. We are subject to federal, state, and local laws and regulations governing the use, storage, handling, and disposal of these materials and specified waste products. To date, we have not experienced significant costs in complying with regulations regarding the use of these materials.

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

        In 2003, we have placed more emphasis on higher-value therapeutic product development and related strategic partnerships and less emphasis on our Universal GeneTools® collaborations. We believe this shift in emphasis has the potential to increase the return on investment to our stockholders by allocating capital resources to higher value, therapeutic product development activities. At the same time, it increases our financial risk by increasing expenses associated with product development. Development of novel therapeutic products is costly and is subject to a lengthy and uncertain regulatory process by the FDA. Our products are gene based therapeutics. Adverse events in both our own clinical program and other programs in gene therapy may have a negative impact on regulatory approval, the willingness of potential commercial partners to enter into agreements and the perception of the public.

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

Revenue Recognition

        In accordance with Staff Accounting Bulletin No. 104, "Revenue Recognition," revenue from research activities made under strategic partnering agreements is recognized as the services are provided when there is persuasive evidence that an arrangement exists, delivery has occurred, the price is fixed or determinable, and collectibility is reasonably assured. Amounts received under such agreements are deferred until the above criteria are met and the research services are performed. Sangamo's federal government research grants are typically multi-year agreements and provide for the reimbursement of qualified expenses for research and development as defined under the terms of the grant agreement. Revenue under grant agreements is recognized when the related research expenses are incurred. Grant reimbursements are typically received on a quarterly basis and are subject to the issuing agency's right of audit.

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

Results of Operations

Years Ended December 31, 2003, 2002 and 2001

Total revenues

	Year ended December 31, (in thousands, except percentage values)
	2003	2002	Change	% Change	2002	2001	Change	% Change
Revenues:
Collaboration agreements	$2,205	$4,106	$(1,901)	(46)%	$4,106	$4,730	$(624)	(13)%
Federal government research grants	374	237	137	58%	237	155	82	53%

Total revenues	$2,579	$4,343	$(1,764)	(41)%	$4,343	$4,885	$(542)	(11)%

        We are increasing the emphasis of our research and development activities on ZFP Therapeutics and are moving away from our historic emphasis on Enabling Technology agreements. In the short term, this change in resource allocation will reduce our revenues.

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

Operating Expenses

	Year ended December 31, (in thousands, except percentage values)
	2003	2002	Change	% Change	2002	2001	Change	% Change
Operating expenses:
Research and development	$10,187	$12,213	$2,026	17%	$12,213	$12,952	$739	6%
General and administrative	3,594	3,815	221	6%	3,815	3,638	(177)	(5)%
Restructuring charge	—	371	371	100%	371	—	(371)	(100)%
Stock-based compensation	567	1,499	932	62%	1,499	3,674	2,175	59%
Goodwill impairment	—	15,250	15,250	100%	15,250	—	(15,250)	(100)%
Patent impairment	—	2,760	2,760	100%	2,760	—	(2,760)	(100)%
Acquired in-process research and development	—	—	—	—	—	13,062	13,062	100%

Total operating expenses	$14,348	$35,908	$21,560	60%	$35,908	$33,326	$(2,582)	(8)%

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

        Below is a summary of our programs partially funded by collaborators and the development phase of the leading application:

Program	Collaborator	Phase
ZFP Therapeutics	Edwards, Onyx & Avigen	Preclinical
Agricultural biotechnology	Renessen	Research
ZFP TF-engineered cell lines for the manufacture of protein pharmaceuticals	Medarex	Research/Marketing

Revenues earned and aggregate costs and expenses incurred in connection with agreements with above-noted collaborators is presented under the Corporate Relationships heading of the Business section of Part I of this Form 10-K/A. This information can also be found in Note 2 of the Notes to Consolidated Financial Statements, "Major Customers, Partnerships and Strategic Alliances".

        Below is a summary of our programs funded internally and the development phase of the leading application:

Internal Programs

Program	Phase
ZFP Therapeutics	Research
Gene Correction	Research
ZFP TF-engineered cell lines for small molecule drug discovery	Research/Marketing
ZFP TF-engineered cell lines for the manufacture of protein pharmaceuticals	Research/Marketing
Discovery and validation of gene targets	Marketing
Agricultural biotechnology	Research

        Due to the immature status of the Company's various internal research and development projects, the Company does not track costs associated with its internal projects on a project-by-project basis. Drug development is inherently uncertain and the successful completion of our development programs is subject to numerous technological challenges and risks and we cannot presently estimate anticipated completion dates for any of our programs. Material cash inflows associated with the sale of products, if any, which result from our research efforts are not expected for at least five years. See Risks Related to Our Business—"Our potential therapeutic products are subject to a lengthy and uncertain regulatory process, and if these potential products are not approved, we will not be able to commercialize these products" and "Our gene regulation technology is relatively new, and if we are unable to use this technology in all our intended applications, it would limit our revenue opportunities."

General and administrative expenses

        General and administrative expenses consist primarily of salaries and related personnel expenses for executive, finance and administrative personnel, professional fees, allocated facilities costs and other general corporate expenses. As we pursue commercial development of our therapeutic leads, we expect the business aspects of the Company to become more complex. We may be required in the future to add personnel and incur additional costs related to the maturity of our business.

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

Impairment charges

        During 2002, in accordance with FAS No. 142, the Company performed the required two-step annual impairment test of goodwill. In the first step of the analysis, we compared the carrying value of the Company to its fair value and determined that goodwill was impaired. The fair value of the Company was determined using the income approach. The income approach focuses on the income-

producing capability of an asset, measuring the current value of the asset by calculating the present value of its future economic benefits such as cash earnings, cost savings, tax benefits and proceeds from disposition incorporating current equity market conditions in the United States, industry-specific volatility factors, general equity market forecasts, the risk-free rate for the use of funds and the expected rate of inflation. The Company recognized an impairment charge of $15.3 million, representing the entire capitalized balance of goodwill at the time of the test.

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

Project	Description / Indication	Phase of Development	Estimated Substantial Completion Date	Fair Value (in millions)
HIV	Therapeutic product candidate	Pre-clinical	2008	$1.9
Anti-Inflammatory	Therapeutic product candidate	Pre-clinical	2007	3.4
EPO	Therapeutic product candidate	Pre-clinical	2007	0.9
Insulin	Therapeutic product candidate	Pre-clinical	2009	1.2
Functional Genomics	Gene regulation product	Pre-marketing	2002	3.2
Agriculture	Gene regulation product	Pre-marketing	2005	2.5

				$13.1

Other Income

	Year ended December 31, (in thousands, except percentage values)
	2003	2002	Change	% Change	2002	2001	Change	% Change
Other income:
Interest income, net	$752	$1,366	$(614)	(45)%	$1,366	$3,192	$(1,826)	(57)%
Other income	584	435	149	34%	435	—	435	100%

Total other income	$1,336	$1,801	$(465)	(26)%	$1,801	$3,192	$(1,391)	(44)%

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

                      /s/ Ernst & Young LLP

Palo Alto, California
January 30, 2004, Except for Note 2, as it relates to research costs and expenses, as to which the date is April 26, 2004

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

Revenue Recognition

        In accordance with Staff Accounting Bulletin No. 104, "Revenue Recognition," revenue from research activities made under strategic partnering agreements is recognized as the services are provided when there is persuasive evidence that an arrangement exists, delivery has occurred, the price is fixed or determinable, and collectibility is reasonably assured. Amounts received in advance under such agreements are deferred until the above criteria are met and the research services are performed. Sangamo's federal government research grants are typically multi-year agreements and provide for the reimbursement of qualified expenses for research and development as defined under the terms of the grant agreement. Revenue under grant agreements is recognized when the related qualified research expenses are incurred. Grant reimbursements are received on a quarterly or monthly basis and are subject to the issuing agency's right of audit.

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

2.    Major Customers, Partnerships and Strategic Alliances

        In January 2000, we announced a therapeutic product development collaboration with Edwards Lifesciences Corporation ("Edwards"). Under the agreement, we have licensed to Edwards, on a worldwide, exclusive basis, ZFP Therapeutics for use in the activation of VEGFs and VEGF receptors in ischemic cardiovascular and vascular diseases. Edwards purchased a $5 million note that converted, together with accrued interest, into common stock at the time of our initial public offering at the IPO price. In March 2000, Edwards purchased a $7.5 million convertible note in exchange for a right of first refusal for three years to negotiate a license for additional ZFP Therapeutics in cardiovascular and peripheral vascular diseases. That right of first refusal terminated in March 2003. Together with accrued interest, this note converted into common stock at the time of our initial public offering at the IPO price. Through 2001, we received $2 million in research funding from Edwards and a $1.4 million milestone payment for delivery of a lead ZFP Therapeutic product candidate. In November 2002, Edwards signed an amendment to the original agreement and agreed to provide up to $3.5 million in research and development funding, including $2.95 million for research and development activities performed in 2002 and 2003. Under the Edwards agreement, Sangamo recognized $500,000 related to the achievement of research-related milestones in the fourth quarter of 2003. We have retained all rights to use our technology for therapeutic applications of VEGF activation outside of ischemic cardiovascular and vascular diseases, including use in wound healing and neurological disorders. Revenues attributable to milestone achievement and collaborative research and development performed under the Edwards agreement were $1.5 million, $2.0 million and $2.5 million for 2003, 2002 and 2001, respectively. Related costs and expenses incurred for services performed under Edwards agreements were $1.4 million, $1.9 million and $1.4 million for 2003, 2002 and 2001, respectively. We have no future commitments related to these agreements. The remainder of funding relates to two milestones, one each in the VEGF and phospholamban programs. In the future, Sangamo may receive option fees, milestone payments, royalties and additional research funding from this agreement. During each of 2003, 2002 and 2001, the revenues attributable to milestone achievement and collaborative research and development performed under the Edwards agreement comprised over 10% of total revenues earned by Sangamo.

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

        In January 2002, Sangamo signed a non-exclusive research and license agreement with Medarex, Inc. ("Medarex") to use ZFP TF gene regulation technology to increase the expression of antibodies in mammalian cell lines. Under the agreement, Medarex provided research funding in 2003 and 2002 and Sangamo will be entitled to milestone payments and, potentially, royalties on sales of Medarex antibodies manufactured using Sangamo technology. In June 2001, we signed a collaboration agreement with Medarex to develop fully human antibody therapeutics for certain cell surface receptors. Revenues attributable to collaborative research and development performed under the Medarex agreements were $600,000 for both 2003 and 2002 and none for 2001. Related costs associated with collaborative research and development performed under the Medarex agreements were $242,000 and $273,000 in 2003 and 2002, respectively, and none for 2001. During both 2003 and 2002, the revenues attributable to collaborative research and development performed under the Medarex agreements comprised over 10% of total revenues earned by Sangamo.

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

        In January 2001, we signed a research and license agreement with Renessen LLC, a joint venture between Cargill, Inc. and Monsanto Company. Under this agreement, Sangamo granted Renessen an option to an exclusive, worldwide license to research, develop and commercialize certain seed products engineered with the Company's ZFP TF technology. Revenues associated with the agreement were $125,000 and $500,000 during 2002 and 2001, respectively. Related aggregate costs and expenses incurred by the Company during the term of the agreement were approximately $114,000, $311,000 and $373,000 during 2003, 2002 and 2001, respectively. The agreement terminated in January 2004 with all commercial rights to ZFP technology and products retained by Sangamo.

        During the fourth quarter of 2003, the Company received a worldwide, exclusive license to research, develop and commercialize certain intellectual property owned by California Institute of Technology in exchange for 25,000 shares of unregistered Sangamo common stock, valued at $129,500. No costs or expenses have been incurred under this agreement. Products and services developed under this agreement relate to the use of zinc finger nucleases (ZFNs) for therapeutic gene correction in human healthcare and gene targeting in plant agriculture.

        At December 31, 2003, receivables from one company equaled 76% of total accounts receivable. As of December 31, 2002 and 2001, receivables from one company equaled 75% and 92%, respectively, of total accounts receivable. Related costs and expenses associated with collaborative research and development performed under the agreement with Onyx were $218,000, $149,000 and $206,000 for 2003, 2002 and 2001, respectively. There were no revenues associated with this agreement.

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

	Fiscal Year 2003				Fiscal Year 2002
	Q1	Q2	Q3	Q4	Q1	Q2	Q3	Q4
Revenues	$551	$518	$507	$1,003 (4)	$501	$366	$1,012	$2,464 (3)
Expenses	$3,622	$4,221	$3,473	$3,032	$5,452	$4,343	$22,614 (2)	$3,499
Net loss	$(2,895)	$(3,274)	$(2,584)	$(1,680)	$(4,487)	$(3,631)	$(20,940)	$(706)
Net loss per share(1)	$(0.12)	$(0.13)	$(0.10)	$(0.07)	$(0.18)	$(0.15)	$(0.85)	$(0.03)

(1)
Net loss per share is calculated based on the weighted average number of common shares outstanding during the quarter.

(2)
Q3 2002 expenses include the write-down of patents and goodwill of $18.0 million.

(3)
In accordance with the terms of the First Amendment to the Research Funding Agreement between Sangamo and Edwards, dated November 14, 2002, the Company received a $1.95 million reimbursement of research-related services in Q4 2002. While these services were performed throughout fiscal year 2002, the Company did not recognize revenue during the first three quarters of the year because the fees for the services were not fixed or determinable. The Company performed these research related services during 2002 with the understanding that they would be fairly compensated once a price became fixed. Due to the relationship with Edwards, this agreement was acceptable to the Company. During Q4 2002, through the terms of the First Amendment to the Research Funding Agreement between Sangamo and Edwards, the price was determined and the Company recognized the revenue related to these services at that time.

(4)
Q4 2003 revenues include a $400,000 milestone payment that was received upon the completion and delivery to Edwards of research vector constructs and associated supporting data.

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

Item 10.    Directors and Executive Officers of the Registrant

        The information required by this item concerning our directors, executive officers, Section 16 compliance and code of ethics is incorporated by reference to the information set forth in the sections titled "Election of Directors," "Management," "Section 16(a) Beneficial Ownership Reporting Compliance" and "Code of Ethics" in our 2004 Proxy Statement.

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

(c)
See the Index of Exhibits

(d)
See the Financial Statements beginning on page 47 of this Form 10-K

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized, on April 27, 2004.

SANGAMO BIOSCIENCES, INC.
By:	/s/ EDWARD O. LANPHIER II Edward O. Lanphier II President, Chief Executive Officer and Director

Index to Exhibits

Exhibit Number		Description of Document
2.1	*	Agreement for the Sale and Purchase of all the Issued Share Capital of Gendaq Limited between Sangamo and Certain Shareholders of Gendaq Limited, dated June 28, 2001.
3.1	‡	Amended and Restated Certificate of Incorporation.
3.2	‡	Amended and Restated Bylaws.
4.1	‡	Form of Specimen Common Stock Certificate.
10.1	‡^	2000 Stock Incentive Plan.
10.2	^	2000 Employee Stock Purchase Plan.
10.3		[Intentionally left blank]
10.4	‡	Form of Indemnification Agreement entered into between Sangamo and each of its directors and executive officers.
10.5	‡	Triple Net Laboratory Lease, between Sangamo and Point Richmond R&D Associates II, LLC, dated May 23, 1997.
10.6	‡	Form of collaboration agreement.
10.7	†‡	License Agreement, between Sangamo and Baxter Healthcare Corporation, dated January 11, 2000.
10.8	†‡	Sublicense Agreement, by and between Sangamo and Johnson & Johnson, dated May 9, 1996.
10.9	†++	Second Amendment to License Agreement between Sangamo and Edwards Lifesciences LLC (formerly Baxter Healthcare Corporation), dated November 14, 2002.
10.10	‡	Financial Assistance Award from U.S. Department of Commerce, dated March 31, 1997.
10.11	‡	Notice of Grant Award from National Institute of Allergy and Infectious Diseases, dated August 9, 1999.
10.12	†‡	Patent License Agreement between Sangamo and Massachusetts Institute of Technology dated May 9, 1996, as amended.
10.13	†‡	License Agreement between Sangamo and the Johns Hopkins University dated July 16, 1998, as amended.
10.14	†++	First Amendment to Research Funding Agreement between Sangamo and Edwards Lifesciences LLC (formerly Baxter Healthcare Corporation), dated November 14, 2002.
10.15	‡^	Employment Agreement, between Sangamo and Edward O. Lanphier II, dated June 1, 1997.
10.16	‡^	1995 Stock Option Plan.
10.17	‡	Research Funding Agreement, by and between Sangamo and Edwards Lifesciences LLC (formerly Baxter Healthcare Corporation), dated January 11, 2000.
10.18	‡^	Employment Agreement, between Sangamo and Alan Wolffe, Ph.D., dated March 17, 2000.
10.19	‡	License Agreement by and between The Scripps Research Institute and Sangamo, dated March 14, 2000.

10.20	+^	Employment Agreement between Sangamo and Carl Pabo, Ph.D., dated September 12, 2001.
10.21	††	Third Amendment to Research Funding Agreement between Sangamo and Edwards Lifesciences LLC (formerly Baxter Healthcare Corporation), dated August 14, 2003.
10.22		Separation Agreement and Release between Sangamo and Carl Pabo, Ph.D., dated June 20, 2003.
10.23		Separation Agreement and Release between Sangamo and Janet Nibel, dated August 13, 2003.
21.1	++	Subsidiaries of the Company.
23.1		Consent of Ernst & Young LLP, Independent Auditors.
31.1		Rule 13a-14(a) Certification of Chief Executive Officer.
31.2		Rule 13a-14(a) Certification of Principal Financial Officer.
32.1		Certification Pursuant to 18 U.S.C. Section 1350.

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
SANGAMO-OWNED US PATENTS
LICENSED US PATENTS
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