Form 10-Q
period 2004-03-31
SANGAMO BIOSCIENCES INC
filed 2004-05-14
CIK 1001233

FORM 10-Q

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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

Yes ☐  No  ☒

As of May 12, 2004, 25,156,705 shares of the issuer’s common stock, par value $0.01 per share, were outstanding.

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

Various terms and expressions similar to them are intended to identify these cautionary statements. These terms include: “anticipates,” “believes,” “continues,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “seeks,” “should” and “will.” Actual results may differ materially from those expressed or implied in those statements. Factors that could cause these differences include, but are not limited to, those discussed under “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Sangamo undertakes no obligation to publicly release any revisions to forward-looking statements to reflect events or circumstances arising after the date of this report. Readers are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this Quarterly Report.

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SANGAMO BIOSCIENCES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	March 31, 2004	December 31, 2003 (1)
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$9,511	$9,803
Marketable securities	32,138	34,052
Interest receivable	405	488
Accounts receivable, net	236	658
Prepaid expenses	205	284
Total current assets	42,495	45,285
Property and equipment, net	720	906
Other assets	51	41
Total assets	$43,266	$46,232

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued liabilities	$418	$815
Accrued compensation and employee benefits	411	636
Deferred revenue	86	120
Total current liabilities	915	1,571

Stockholders’ equity:
Common stock, $0.01 par value; 80,000,000 shares authorized, 25,065,246 and 24,954,243 shares issued and outstanding at March 31, 2004 and December 31, 2003, respectively	128,509	127,927
Deferred stock compensation	—	(1)
Accumulated deficit	(86,239)	(83,297)
Accumulated other comprehensive income	81	32
Total stockholders’ equity	42,351	44,661
Total liabilities and stockholders’ equity	$43,266	$46,232

(1)          Amounts derived from Audited Consolidated Statements dated December 31, 2003 filed as a part of Form 10-K.

See accompanying notes.

SANGAMO BIOSCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three months ended March 31,
	2004	2003
Revenues:
Collaboration agreements	$734	$426
Federal government research grants	77	125
Total revenues	811	551

Operating expenses:
Research and development (excludes $182 and $57 of stock-based compensation expense for the three months ended March 31, 2004 and 2003, respectively)	2,811	2,687

General and administrative (excludes $51 of stock-based compensation expense for the three months ended March 31, 2003)	997	827
Stock-based compensation expense	182	108
Total operating expenses	3,990	3,622
Loss from operations	(3,179)	(3,071)
Interest and other income, net	237	176
Net loss	$(2,942)	$(2,895)
Basic and diluted net loss per share	$(0.12)	$(0.12)
Shares used in computing basic and diluted net loss per share	24,977	24,734

See accompanying notes.

SANGAMO BIOSCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three months ended March 31,
	2004	2003
Operating Activities:
Net loss	$(2,942)	$(2,895)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	196	228
Amortization of premium / discount on investment	299	245
Issuance of common stock in connection with license agreement	234	—
Amortization of deferred stock compensation	1	108
Other stock-based compensation	181	—
Changes in operating assets and liabilities:
Interest receivable	83	(28)
Accounts receivable	422	194
Prepaid expenses and other assets	68	57
Accounts payable and accrued liabilities	(397)	(443)
Accrued compensation and employee benefits	(225)	(233)
Deferred revenue	(34)	(26)
Net cash used in operating activities	(2,114)	(2,793)
Investing Activities:
Purchases of investments	(5,088)	(8,735)
Maturities of investments	6,753	6,500
Purchases of property and equipment	(10)	(26)
Net cash provided by (used in) investing activities	1,655	(2,261)
Financing Activities:
Proceeds from issuance of common stock	167	2
Net cash provided by financing activities	167	2
Net decrease in cash and cash equivalents	(292)	(5,052)
Cash and cash equivalents, beginning of period	9,803	17,639
Cash and cash equivalents, end of period	$9,511	$12,587

See accompanying notes.

SANGAMO BIOSCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

March 31, 2004

NOTE 1-BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Sangamo Biosciences, Inc. (“Sangamo” or the “Company”) have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.  The condensed consolidated financial statements include the accounts of Sangamo and its wholly-owned subsidiary, Gendaq Limited, after elimination of all material intercompany balances and transactions.  Operating results for the three-months ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.  These financial statements should be read in conjunction with the financial statements and footnotes thereto for the year ended December 31, 2003, included in Sangamo’s Form 10-K as filed with the SEC.

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

REVENUE RECOGNITION

In accordance with Staff Accounting Bulletin No. 104, “Revenue Recognition,” revenue from research activities made under strategic partnering agreements is recognized as the services are provided when there is persuasive evidence that an arrangement exists, delivery has occurred, the price is fixed or determinable, and collectibility is reasonably assured.  Amounts received in advance under such agreements are deferred until the above criteria are met and the research services are performed.  Sangamo’s federal government research grants are typically multi-year agreements and provide for the reimbursement of qualified expenses for research and development as defined under the terms of the grant agreement.  Revenue under grant agreements is recognized when the related qualified research expenses are incurred. Grant reimbursements are received on a quarterly or monthly basis and are subject to the issuing agency’s right of audit.

Sangamo recognizes revenue from its Universal GeneTools® agreements when zinc finger DNA binding proteins transcription factors (“ZFP TFs”) are delivered to the Universal GeneTools® collaborators, persuasive evidence of an agreement exists, there are no unfulfilled obligations, the price is fixed and determinable, and collectibility is reasonably assured.  Generally, Sangamo receives partial payments from these collaborations prior to the delivery of ZFP TFs and the recognition of these revenues is deferred until the ZFP TFs are delivered.  The risk of ownership has passed to the collaborator and all performance obligations have been satisfied at the time revenue is recognized.

Milestone payments under research, partnering, or licensing agreements are recognized as revenue upon the achievement of mutually agreed upon milestones, provided that (i) the milestone event is substantive and its achievement is not reasonably assured at the inception of the agreement, and (ii) there are no performance obligations associated with the milestone payment.

In accordance with Emerging Issues Task Force Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables,” revenue arrangements entered into after June 15, 2003, that include multiple deliverables, are divided into separate units of accounting if the deliverables meet certain criteria, including whether the fair value of the delivered items can be determined and whether there is evidence of fair value of the undelivered items. In addition, the consideration is allocated among the separate units of accounting based on their fair values, and the applicable revenue recognition criteria are considered separately for each of the separate units of accounting.

RESEARCH AND DEVELOPMENT EXPENSES

Research and development expenses consist primarily of salaries and related personnel expenses, laboratory supplies, allocated facilities costs, subcontracted research expenses, and expenses for patent prosecution, trademark registration and technology licenses. Research and development costs incurred in connection with collaborator-funded activities are expensed as incurred.

STOCK-BASED COMPENSATION

Sangamo accounts for employee and director stock options using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and has adopted the disclosure-only alternative of FAS No. 123, “Accounting for Stock-Based Compensation.” Stock options granted to non-employees, including Scientific Advisory Board Members, are accounted for in accordance with Emerging Issues Task Force Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services,” which requires the value of such options to be measured and compensation expenses to be recorded as they vest over a performance period. The fair value of such options is determined using the Black-Scholes model. The following table illustrates, pursuant to FAS No. 123, as amended by FAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure,” the effect on net loss and related net loss per share had compensation cost for stock-based compensation plans been determined based upon the fair value method prescribed under FAS No. 123:

	Three months ended March 31,
	2004	2003

Net loss:
As reported	$(2,942)	$(2,895)
Add: stock-based employee compensation expense included in reported net loss	1	99
Less: stock-based employee compensation expense determined under the fair value based method	(184)	(689)
Pro forma net loss	$(3,125)	$(3,485)

Basic and diluted net loss per share:
As reported	$(0.12)	$(0.12)
Pro forma	$(0.13)	$(0.14)

The above pro forma effects may not be representative of that to be expected in future periods, due to subsequent events including additional grants and related vesting.  The fair values for all options granted in the three-month periods ended March 31, 2004 and 2003 were estimated at the date of grant using the Black-Scholes method with the following weighted-average assumptions:

	Three months ended March 31,
	2004	2003

Risk-free interest rate	2.8%	2.9%
Expected life of option	5 years	5 years
Expected dividend yield of stock	0.0%	0.0%
Expected volatility	1.1	1.0

The Company amortizes deferred compensation pertaining to employee stock options over the respective employees’ vesting period using the graded vesting method.

NOTE 2-BASIC AND DILUTED NET LOSS PER SHARE

Basic and diluted net loss per share have been computed using the weighted-average number of shares of common stock outstanding during the period, less shares subject to the Company’s repurchase. The following table presents the calculation of basic and diluted net loss per common share (in thousands, except per share data):

	Three months ended March 31,
	2004	2003

Net loss	$(2,942)	$(2,895)

Basic and diluted:
Weighted-average shares outstanding	24,977	24,743

Less: weighted-average shares subject to repurchase	—	(9)
Shares used in computing basic and diluted net loss	24,977	24,734
Basic and diluted net loss per share	$(0.12)	$(0.12)

NOTE 3-COMPREHENSIVE LOSS

Comprehensive loss is comprised of net loss and other comprehensive income (loss).  Other comprehensive loss includes certain changes in stockholders’ equity that are excluded from net loss, which includes unrealized gains and losses on our available-for-sale securities and foreign currency translation adjustments. Comprehensive loss and its components are as follows (in thousands):

	Three months ended March 31,
	2004	2003

Net loss	$(2,942)	$(2,895)
Changes in unrealized gain (loss) on securities available-for-sale	49	(20)
Comprehensive loss	$(2,893)	$(2,915)

NOTE 4-MAJOR CUSTOMERS, PARTNERSHIPS AND STRATEGIC ALLIANCES

Strategic Partnership with Edwards Lifesciences Corporation

In January 2000, we announced a therapeutic product development collaboration with Edwards Lifesciences Corporation. Under the agreement, we have licensed to Edwards, on a worldwide, exclusive basis, ZFP Therapeutics for use in the activation of vascular endothelial growth factor (“VEGF”) and VEGF receptors in ischemic cardiovascular and vascular diseases. Edwards purchased a $5.0 million note that converted, together with accrued interest, into 333,333 shares of common stock at the time of our initial public offering at the IPO price. In March 2000, Edwards purchased a $7.5 million convertible note in exchange for a right of first refusal for three years to negotiate a license for additional ZFP Therapeutics in cardiovascular and peripheral vascular diseases. That right of first refusal was not exercised and terminated in March 2003. Together with accrued interest, this note converted into common stock at the time of our initial public offering at the IPO price. Through 2001, we received $2 million in research funding from Edwards and a $1.4 million milestone payment for delivery of a lead ZFP Therapeutic product candidate. In November 2002, Edwards signed an amendment to the original agreement and agreed to provide up to $3.5 million in research and development funding, including $2.95 million for research and development activities performed in 2002 and 2003. The filing of the investigational new drug (IND) application for peripheral artery disease (PAD) in 2004, and the achievement of other research-related milestones in 2003, triggered a total of $1.0 million in milestone payments from Edwards Lifesciences in the first quarter of 2004.  We have retained all rights to use our technology for therapeutic applications of VEGF activation outside of ischemic cardiovascular and vascular diseases, including use in wound healing and neurological disorders. Revenues attributable to milestone achievement and collaborative research and development performed under the Edwards agreements were approximately $608,000 and $258,000 for the three-month periods ended March 31st of 2004 and 2003, respectively.  Related costs and expenses incurred for services performed under the Edwards agreements were approximately $632,000 for the three-month period ended March 31, of 2003.  There were no related costs and expenses performed under this agreement during the three-month period ended March 31, 2004.  We have no future commitments related to these agreements.

In the future, Sangamo may receive option fees, milestone payments, royalties and additional research funding under this agreement. We have received $2.5 million in milestone payments to date and we would receive $27 million in additional milestone payments under the agreement if all future milestones are met for the first product developed under the agreement. Any subsequent products developed under the agreement may generate up to $15 million in milestone payments each. We would also receive royalties on any sales of products generated under the agreement and these royalty obligations would continue until the expiration of the last-to-expire patent covering products developed under the agreement on a country-by-country basis. Based on currently issued patents, these royalty obligations would last through January 12, 2019. The development of any products is subject to numerous risks and we cannot be certain whether any products will successfully be developed under this agreement. See “Risks Related to our Business—Our gene regulation technology is relatively new, and if we are unable to use this technology in all our intended applications, it would limit our revenue opportunities.”

Under the Sangamo-Edwards agreement, we have been responsible for advancing product candidates into preclinical animal testing. Edwards has responsibility for preclinical development, regulatory affairs, clinical development, and the sales and marketing of ZFP Therapeutic products developed under the agreement. Sangamo may receive milestone payments in connection with the development and commercialization of the first product under this agreement and may also receive royalties on product sales.  As part of the November 2002 amendment to our original agreement, Edwards Lifesciences also entered into a joint collaboration with us to evaluate ZFP TFs for the regulation of a second therapeutic gene target, phospholamban (PLN), for the treatment of congestive heart failure. Under the amended agreement, Sangamo has granted Edwards a right of first refusal to Sangamo’s ZFP TFs for the regulation of PLN. This right of first refusal terminates on June 30, 2004.  On August 14, 2003 Edwards and Sangamo entered into a Third Amendment to the original license agreement. Under this amendment, Sangamo received payment for research and development milestones associated with the VEGF and PLN programs.

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

Exclusive License to Oncolytic Vector Technology from Onyx Pharmaceuticals, Inc.

In April 2001, we announced a strategic collaboration with Onyx Pharmaceuticals, Inc. to jointly research and develop novel cancer therapeutics by using our ZFP TF technology platform and Onyx’s oncolytic adenovirus technology. Under the terms of the agreement, the two companies were to conduct studies on an Armed Therapeutic Virus™ (ATV™) modified to express a ZFP TF, equally share preclinical and clinical development costs, and jointly commercialize products resulting from the alliance. As a result of a change in their strategic direction, Onyx terminated its internal research activities relating to the adenovirus technology and decided not to continue co-development of product candidates under the initial Sangamo-Onyx agreement.

In December 2003, we announced that Sangamo has exclusively licensed rights to Onyx’s oncolytic adenovirus vector technology to independently develop ATV products that encode ZFP TFs. In the initial therapeutic application, we will engineer the ATV to express ZFP TFs designed to up-regulate the expression of human granulocyte macrophage colony-stimulating factor (GM-CSF), a powerful activator of the immune system known to augment anti-tumor immune responses. The license agreement provides us with exclusive worldwide rights for all therapeutic uses of ATVs encoding ZFP TFs that regulate the expression of any target gene. Under the terms of the agreement, Sangamo will have full responsibility for research and commercial development of the ZFP TF ATV. Onyx will receive milestone payments as products advance into and through clinical testing and will receive a royalty on product sales.  Related costs and expenses associated with the collaborative research and development performed under the agreement with Onyx were approximately $40,000 and $39,000 for the three-month periods ended March 31st of 2004 and 2003, respectively.  There were no revenues associated with this agreement.  Aggregate potential milestone payments that we could make under the Onyx agreement are $3.8 million.  The Onyx agreement is currently not material to our operations.

Research Collaboration with Avigen, Inc.

In October 2002, we announced a collaborative research agreement with Avigen, Inc. to evaluate potential therapies for intractable neuropathic pain based on the combination of Sangamo’s ZFP TFs and Avigen’s adeno-associated viral vector (AAV) gene delivery technology. Under the terms of the agreement, each company will bear its own expenses and will share any data generated during the term of the agreement.  Related costs and expenses associated with the collaborative research and development performed under the agreement with Avigen were $45,000 for the three-month period ended March 31, 2004.  There were no related costs and expenses associated with the collaborative research agreement with Avigen during the three-month period ended March 31, 2003.

Enabling Technology Agreements for Pharmaceutical Protein Production

In January 2002, we announced an agreement with Medarex, Inc. to develop these cell lines to enhance the production yields of monoclonal antibodies. Under this agreement, Medarex provided Sangamo with research funding in 2002 and 2003, and Sangamo will be entitled to milestone payments and, potentially, royalties on sales of Medarex antibodies manufactured with our ZFP TF technology. Medarex will receive a non-exclusive license to the resulting technology, and

Sangamo will have the ability to utilize the technology in collaborations with other partners. Revenues attributable to collaborative research and development performed under the Medarex agreement was $150,000 for the three-month period ended March 31, 2003.  There were no revenues under this agreement during the three-month period ended March 31, 2004.  Related costs and expenses associated with collaborative research and development performed under the Medarex agreement was $52,000 for the three-month period ended March 31, 2003.  There were no costs and expenses associated with this agreement during the three-month period ended March 31, 2004.  The Medarex agreement is currently not material to our operations.  Aggregate potential milestone payments that we could receive under the Medarex agreement is $4.0 million if one product manufactured with Sangamo technology becomes the subject of a biological license application (“BLA”) in the United States, or a foreign equivalent of the BLA.  If more than one product manufactured with Sangamo technology becomes the subject of a BLA, or a foreign equivalent of the BLA, we would receive an aggregate of $4.0 million for every such product.  The Medarex agreement is currently not material to our operations.

Plant Agriculture

In January 2001, we signed a research and license agreement with Renessen LLC, a joint venture between Cargill, Inc. and Monsanto Company. Under this agreement, Sangamo granted Renessen an option to an exclusive, worldwide license to research, develop and commercialize certain seed products engineered with the Company’s ZFP TF technology.  There were no revenues associated with this agreement during the three-month periods ended March 31st 2004 and 2003.  Related costs and expenses associated with the collaborative research and development performed under the agreement with Renessen were approximately $84,000 for the three-month period ended March 31, 2003.  There were no related costs and expenses associated with the collaborative research and development performed under the agreement with Avigen during the three-month period ended March 31, 2004.  The agreement terminated in January 2004 with all commercial rights to ZFP technology and products retained by Sangamo.

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

Asset Purchase Agreement with Stell, Inc.

During the first quarter of 2004, the Company purchased certain patent applications and other intellectual property rights from Stell, Inc. in exchange for $37,500 and 37,500 shares of unregistered Sangamo common stock, valued at $234,000.  No costs or expenses have been incurred under this agreement.  The patent applications and other intellectual property rights purchased are directed to the use in human healthcare and plant agriculture.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The discussion in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contains trend analysis, estimates and other forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements include, without limitation, statements containing the words “believes,” “anticipates,” “expects,” “continue,” and other words of similar import or the negative of those terms or expressions. Such forward-looking statements are subject to known and unknown risks, uncertainties, estimates and other factors that may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Actual results could differ materially from those set forth in such forward-looking statements as a result of, but not limited to, the “Risk Factors” described in this Item 2. You should read the following discussion and analysis along with the “Selected Financial Data” and the financial statements and notes attached to those statements included elsewhere in this report.

Overview

We were incorporated in June 1995. From our inception through March 31, 2004, our activities related primarily to establishing and operating a biotechnology research and development organization and developing relationships with our corporate collaborators. Our scientific and business development endeavors currently focus on novel transcription factors for the regulation of gene expression. We have incurred net losses since inception and expect to incur losses in the future as we continue our research and development activities. To date, we have funded our operations primarily through the issuance of equity securities, borrowings, payments from federal government research grants and from corporate collaborators and strategic partners. As of March 31, 2004, we had an accumulated deficit of $86.2 million.

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

Since 2003, we have placed more emphasis on higher-value therapeutic product development and related strategic partnerships and less emphasis on our Universal GeneTools® collaborations. We believe this shift in emphasis has the potential to increase the return on investment to our stockholders by allocating capital resources to higher value, therapeutic product development activities. At the same time, it increases our financial risk by increasing expenses associated with product development. Development of novel therapeutic products is costly and is subject to a lengthy and uncertain regulatory process by the FDA. Our products are gene-based therapeutics. Adverse events in both our own clinical program and other programs in gene therapy may have a negative impact on regulatory approval, the willingness of potential commercial partners to enter into agreements and the perception of the public.

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

Revenue Recognition

In accordance with Staff Accounting Bulletin No. 104, “Revenue Recognition,” revenue from research activities made under strategic partnering agreements is recognized as the services are provided when there is persuasive evidence that an arrangement exists, delivery has occurred, the price is fixed or determinable, and collectibility is reasonably assured. Amounts received under such agreements are deferred until the above criteria are met and the research services are performed. Sangamo’s federal government research grants are typically multi-year agreements and provide for the reimbursement of qualified expenses for research and development as defined under the terms of the grant agreement. Revenue under grant agreements is recognized when the related research expenses are incurred. Grant reimbursements are typically received on a quarterly basis and are subject to the issuing agency’s right of audit.

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

In accordance with Emerging Issues Task Force Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables,” revenue arrangements entered into after June 15, 2003, that include multiple deliverables, are divided into separate units of accounting if the deliverables meet certain criteria, including whether the fair value of the delivered items can be determined and whether there is evidence of fair value of the undelivered items. In addition, the consideration is allocated among the separate units of accounting based on their fair values, and the applicable revenue recognition criteria is considered separately for each of the separate units of accounting.

Stock-Based Compensation

Sangamo accounts for employee and director stock options using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and has adopted the disclosure-only alternative of Financial Accounting Standards Board Statement No. 123, “Accounting for Stock-Based Compensation” (“FAS 123”). Stock options granted to non-employees, including Scientific Advisory Board Members, are accounted for in accordance with Emerging Issues Task Force Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring or in Conjunction with Selling, Goods or Services,” which requires the value of such options to be measured and compensation expense to be recorded as they vest over a performance period. The fair value of such options is determined using the Black-Scholes model. Pursuant to FAS 123, as amended by FAS 148, “Accounting for Stock-Based Compensation—Transition and Disclosure,” the effect on net loss and related net loss per share has been calculated, had compensation cost for stock-based compensation plans been determined based upon the fair value method prescribed under FAS 123 (See Note 1—Basis of Presentation and Summary of Significant Accounting Policies).

RESULTS OF OPERATIONS

Three months ended March 31, 2004 and 2003

Revenues

	Three months ended March 31, (in thousands, except percentage values)
	2004	2003	Change	%
Revenues:
Collaboration agreements	$734	$426	$308	72%
Federal government research grants	77	125	(48)	(38)%
Total revenues	$811	$551	$260	47%

We are increasing the emphasis of our research and development activities on ZFP Therapeutics and are moving away from our historic emphasis on Enabling Technology agreements.  In the short-term, this change in resource allocation will reduce our revenues.

Total revenues increased to $811,000 for the three months ended March 31, 2004 from $551,000 in the corresponding period in 2003.  The increase for the three months ended March 31, 2004 was principally due to an increase of $350,000 in revenue from Edwards Lifesciences.  The Company received a $600,000 milestone payment in the quarter ended March 31, 2004 versus $250,000 in the quarter ended March 31, 2003.  We anticipate continued revenues from collaboration agreements through the end of 2004, and we have applied for, and plan to continue to apply for, federal government research grants in the future to support the development of applications of our technology platform.  Although we have negotiated collaboration agreements and received federal government research grants in the past, we cannot assure you that these efforts will be successful in the future.

Operating Expenses

	Three months ended March 31, (in thousands, except percentage values)
	2004	2003	Change	%
Operating Expenses:
Research and development	$2,811	$2,687	$(124)	(5)%
General and administrative	997	827	(170)	(21)%
Stock-based compensation	182	108	(74)	(69)%
Total operating expenses	$3,990	$3,622	$(368)	(10)%

Research and development

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

Research and development expenses for the first quarter of 2004 increased to $2.8 million compared to $2.7 million for the first quarter of 2003.  The increase in research and development expenses for the three months ended March 31, 2004 was primarily attributable to our preclinical trials and manufacturing development efforts of $350,000, primarily associated with our diabetic neuropathy program.  We also incurred higher intellectual property and licensing expenses of approximately $270,000 incurred in connection with the acquisition of certain assets and intellectual property rights from Stell, Inc.  This was partially offset by lower employee costs and laboratory supplies usage of approximately $250,000 and $150,000, respectively, due to having nine fewer employees.

General and administrative

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

General and administrative expenses were $997,000 in the three months ended March 31, 2004, as compared to $827,000 during the corresponding period in 2003.  This increase is primarily related to higher expenses associated with corporate communications.

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

Stock-based compensation expense for the quarter-ended March 31, 2004 was $182,000 compared to $108,000 for the comparable quarter in 2003.  The increase was primarily attributable to higher quarter-over-quarter non-employee stock-based compensation expense.  This was partially offset by lower quarter-over-quarter amortization expense related to deferred compensation for stock options issued prior to the Company’s initial public offering in 2000.

Interest income, net

	Three months ended March 31, (in thousands, except percentage values)
	2004	2003	Change	%
Interest and other income, net	$237	$176	$61	35%

Interest and other income, net, increased to $237,000 for the three months ended March 31, 2004 from $176,000 in the corresponding period in 2003.  The increase was primarily related to higher gain on foreign currency transactions during the quarter-ended March 31, 2004 of $129,000.  This was offset by a decrease in interest income of $68,000 that resulted from lower quarter-over-quarter average interest-bearing cash and investment balances due to the use of cash to fund operations.

Liquidity and Capital Resources

 Since inception, we have financed our operations primarily through the sale of equity securities, payments from corporate collaborators, federal government research grants and financing activities such as a bank line of credit. As of March 31, 2004, we had cash, cash equivalents, investments and interest receivable totaling $42.1 million.

Net cash used for operating activities was $2.1 million for the three months ended March 31, 2004.  Net cash used consisted primarily of the net loss for the three-month period ended March 31, 2004 of $2.9 million.  This was partially offset by amortization of premium / discount on investment of $299,000, the issuance of common stock in connection with a license agreement of $234,000, depreciation of $196,000 and other stock-based compensation charges of $181,000.  For the three months ended March 31, 2003, net cash used for operating activities was $2.8 million and consisted primarily of the net loss for the three-month period ended March 31, 2003 of $2.9 million and a net change of $479,000 in operating assets and liabilities.  This was partially offset by depreciation of $228,000, amortization of premium / discount on investment of $245,000 and amortization of deferred stock compensation of $108,000.

Net cash provided by investing activities was $1.7 million for the three months ended March 31, 2004 and was primarily comprised of proceeds associated with maturities of investments of $6.8 million partially offset by cash used to purchase investments of $5.1 million.  For the three months ended March 31, 2003, net cash used by investing activities was $2.3 million and was primarily comprised of cash used to purchase investments of $8.7 million partially offset by proceeds associated with maturities of investments of $6.5 million.

Net cash provided by financing activities for the three-month periods ended March 31, 2004 and 2003 was $167,000 and $2,000, respectively.  Proceeds from both years were solely related to the issuance of common stock.

While we expect our rate of cash usage to increase in the future, in particular, in support of our product development endeavors, we believe that the available cash resources, funds received from corporate collaborators, strategic partners and federal government research grants will be sufficient to finance our operations at least through 2005.

RISKS FACTORS

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

Our partner, Edwards Lifesciences, is planning to initiate Phase I clinical testing in our lead ZFP Therapeutic program, and ZFP Therapeutics have never before been tested in humans. If our lead ZFP Therapeutic fails its initial safety study, it could damage our ability to attract new investors and corporate partners. Edwards Lifesciences filed an investigational new drug (IND) application with the U.S. Food and Drug Administration (FDA) on February 10, 2004. Under the FDA’s review process, the FDA has 30 days to comment on an IND filing. The IND application has completed the 30 day review period and is now active. We expect the principal investigator to begin enrolling patients into the Phase I clinical trial in the second quarter of 2004. The Phase I study of our lead therapeutic will be a highly visible test of the Company’s ZFP Therapeutic approach. Since we have increased our focus on ZFP Therapeutic research and development, investors will increasingly assess the value of the Company’s technology based on the continued progress of ZFP Therapeutic products into and through clinical trials. If the initial safety study of our lead therapeutic was halted due to safety concerns, this would negatively affect the value of the Company’s stock.

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

Before commencing clinical trials in humans, we, or our commercial partner, must submit an Investigational New Drug (IND) application to the FDA. The FDA has 30 days to comment on the IND. If the FDA does not comment on the IND, we, or our commercial partner, may begin clinical trials.

Clinical trials are subject to oversight by institutional review boards and the FDA and:

•  must be conducted in conformance with the FDA’s good clinical practices and other applicable regulations;

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

We are currently engaged in the research and development of a new application of our technology platform: ZFP-mediated gene correction. Using this technique, Sangamo scientists have engineered gene-specific ZFPs to cut DNA at a specific site within a target gene, and to then replace the adjacent sequences with new DNA. In so doing, we are attempting to “repair” or “correct” an abnormal or disease-related mutation or DNA sequence. ZFP-mediated gene correction is at an early stage of development. Our scientists have shown ZFP-mediated gene correction to work in isolated cells; however, a significant amount of additional research will be needed before this technique can be evaluated in animals or plants and subsequently tested for applications in human healthcare and plant agriculture.

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

Our stock price is also influenced by public perception. Recent reports of serious adverse events in a retroviral gene transfer trial for infants with severe combined immunodeficiency (SCID) in France and subsequent FDA actions putting related trials on hold in the United States had a significant negative impact on the public perception and stock price of certain companies involved in gene therapy. Stock prices of these companies declined whether or not the specific company was involved with retroviral gene transfer for the treatment of infants with SCID, or whether the specific company’s clinical trials were put on hold in connection with these events.

Other potential adverse events in the field of gene therapy may occur in the future that could result in greater governmental regulation of our potential products and potential regulatory delays relating to the testing or approval of our potential products.

We are at the development phase of operations and may not succeed or become profitable. We began operations in 1995 and are in the early phases of ZFP Therapeutic product development. We have incurred significant losses to date and our revenues have been generated from Enabling Technology agreements, strategic partners, and federal government research grants. In 2003, we have placed more emphasis on higher-value therapeutic product development and related strategic partnerships and less emphasis on our Universal GeneTools® collaborations. This shift in emphasis has the potential to increase the return on investment to our stockholders by allocating capital resources to higher value, therapeutic product development activities. At the same time, it increases our financial risk by increasing expenses associated with product development. In addition, the preclinical or clinical failure of any single product may have a significant effect on the actual or perceived value of our shares. Our business is subject to all of the risks inherent in the development of a new technology, which include the need to:

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

Our existing strategic partnering agreements are, and we would expect any future arrangement to be, based on the achievement of milestones. Under the strategic partnering agreements, we expect to receive revenue for the research and development of a ZFP Therapeutic product based on achievement of specific milestones. Achieving these milestones will depend, in part, on the efforts of our strategic partner as well as our own. In contrast, our historic Enabling Technology agreements only pay us to supply ZFP TFs for the collaborator’s independent use, rather than for future results of the collaborator’s efforts. If we, or any strategic partner, fail to meet specific milestones, then the strategic partnership may be terminated, which could decrease our revenues.

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

We anticipate continuing to incur operating losses for the next several years. If material losses continue for a significant period, we may be unable to continue our operations. We have generated operating losses since we began operations in 1995. The extent of our future losses and the timing of profitability are uncertain, and we expect to incur losses for the foreseeable future. We have been engaged in developing our ZFP TF technology since inception, which has and will continue to require significant research and development expenditures. To date, we have generated our revenues from Universal GeneTools® collaboration agreements, strategic partnering agreements, and federal government research grants. As of March 31, 2004, we had an accumulated deficit of approximately $86.2 million. We expect to incur losses for the foreseeable future. These losses will increase as we expand and extend our research and development activities into human therapeutic product development. If the time required to generate significant product revenues and achieve profitability is longer than we currently anticipate, we may not be able to sustain our operations.

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

Failure to attract, retain, and motivate skilled personnel and cultivate key academic collaborations will delay our product development programs and our research and development efforts. We are a small company with 59 full-time employees as of May 7, 2004, and our success depends on our continued ability to attract, retain, and motivate highly qualified management and scientific personnel and our ability to develop and maintain important relationships with leading research and academic institutions and scientists. Competition for personnel and academic and other research collaborations is intense. The success of our technology development programs depends on our ability to attract and retain highly trained personnel and we have experienced a rate of employee turnover that we believe is typical of emerging biotechnology companies. If we lose the services of personnel with the necessary skills, it could significantly impede the achievement of our research and development objectives. We are not presently aware of any plans of specific employees to retire or otherwise leave the company. If we fail to negotiate additional acceptable collaborations with academic and other research institutions and scientists, or if our existing collaborations are unsuccessful, our ZFP Therapeutic development programs may be delayed or may not succeed.

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

We cannot guarantee that our intellectual property will not be challenged by third parties. One of our licensed patents, European Patent No. 0 682 699, entitled “Functional Domains in Flavobacterium okeanokoites Restriction Endonuclease” was granted on May 7, 2003 and forms the basis of Regional Phase patents in France, Germany, Great Britain, Ireland and Switzerland. The granted claims of the patent cover technologies used in our programs in targeted recombination and gene correction. On February 6, 2004, a Notice of Opposition to the European Patent was filed on behalf of Cellectis, a French company. We cannot predict the outcome of these Opposition proceedings. If the claims of this European patent were to be invalidated, it would not affect our ability to practice our targeted recombination and gene correction programs in Europe. It would, however, limit our ability to exclude potential competitors in the field of targeted recombination and gene correction in Europe.

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

We are also subject to Section 203 of the Delaware General Corporation Law, which provides, subject to certain exceptions, that if a person acquires 15% of our voting stock, the person is an “interested stockholder” and may not engage in “business combinations” with us for a period of three years from the time the person acquired 15% or more or our voting stock.

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

The following table represents the fair value balance of our cash, cash equivalents and marketable securities by year of expected maturity that are subject to interest rate risk as of March 31, 2004 (in thousands, except for interest rates):

	2004	2005	2006
Cash and cash equivalents	$9,511	$—	—
Average interest rates	1.82%	—%	—

Marketable securities	$18,894	$12,238	$1,005
Average interest rates	1.30%	1.76%	2.08%

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

PART II. OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

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

From the time of receipt through March 31, 2004, Sangamo has used the net proceeds from its initial public offering of common stock to invest in short-term and long-term, interest bearing, investment-grade securities and has used its existing cash balances to fund the general operations.  The proceeds will be used for general corporate purposes, including working capital and product development.  A portion of the net proceeds will also be used to acquire or invest in complementary businesses or products or to obtain the right to use complementary technologies.  Sangamo has no agreements or commitments with respect to any such acquisition or investments and is not currently engaged in any material negotiations with respect to any such transaction.

Pursuant to an asset purchase agreement between us and Stell, Inc. entered into on January 12, 2004, we issued 37,500 shares of unregistered Sangamo common stock valued at $234,000 as partial consideration in return for the acquisition of certain patent applications and other intellectual property rights directed to the use of ZFP TF’s and ZFN’s in human healthcare and plant agriculture.  Based in part on the representations received pursuant to the Asset Purchase Agreement, we issued these shares pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)                                  Exhibits:

31.1                           Form of Rule 13a – 14(a) Certification

31.2                           Form of Rule 13a – 14(a) Certification

32.1                           Certification Pursuant to 18 U.S.C. Section 1350.

(b)                                 Reports on Form 8-K:

On February 11, 2004 we filed a Current Report on Form 8-K to furnish a copy of our earnings release for the period ended December 31, 2003 pursuant to Item 12 and to file our Press Release announcing the filing of an IND by Edwards Lifesciences, Inc. pursuant to Item 5.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SANGAMO BIOSCIENCES, INC.  Dated: May 14, 2004

/s/ Greg S. Zante
Greg S. Zante
Senior Director, Finance and Administration
(Principal Financial and Accounting Officer)