Form 10-Q
period 2004-06-30
SANGAMO BIOSCIENCES INC
filed 2004-08-13
CIK 1001233

FORM 10-Q

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

Yes ☐  No  ☒

As of August 11, 2004, 25,168,947 shares of the issuer’s common stock, par value $0.01 per share, were outstanding.

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

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SANGAMO BIOSCIENCES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	June 30, 2004	December 31, 2003(1)
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$7,784	$9,803
Marketable securities	30,623	34,052
Interest receivable	410	488
Accounts receivable, net	334	658
Prepaid expenses	644	284
Total current assets	39,795	45,285
Property and equipment, net	534	906
Other assets	32	41
Total assets	$40,361	$46,232

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued liabilities	$522	$815
Accrued compensation and employee benefits	468	636
Deferred revenue	53	120
Total current liabilities	1,043	1,571

Stockholders’ equity:
Common stock, $0.01 par value; 80,000,000 shares authorized, 25,158,947 and 24,954,243 shares issued and outstanding at June 30, 2004 and December 31, 2003, respectively	128,897	127,927
Deferred stock compensation	—	(1)
Accumulated deficit	(89,501)	(83,297)
Accumulated other comprehensive income (loss)	(78)	32
Total stockholders’ equity	39,318	44,661
Total liabilities and stockholders’ equity	$40,361	$46,232

(1)          Amounts derived from Audited Consolidated Statements dated December 31, 2003 filed as a part of Form 10-K.

See accompanying notes.

SANGAMO BIOSCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003

Revenues:
Collaboration agreements	$34	$426	$768	$852
Federal government research grants	98	92	175	217
Total revenues	132	518	943	1,069

Operating expenses:
Research and development (excludes $161 and $13 of stock-based compensation expense for the three months ended June 30, 2004 and 2003, respectively, and $343 and $70 of stock-based compensation expense for the six months ended June 30, 2004 and 2003, respectively)	2,268	3,056	5,079	5,743

General and administrative (excludes $0 and $36 of stock-based compensation expense for the three months ended June 30, 2004 and 2003, respectively, and $0 and $87 of stock-based compensation expense for the six months ended June 30, 2004 and 2003, respectively)	1,100	1,116	2,097	1,943
Stock-based compensation expense	161	49	343	157
Total operating expenses	3,529	4,221	7,519	7,843
Loss from operations	(3,397)	(3,703)	(6,576)	(6,774)
Interest and other income, net	135	429	372	605
Net loss	$(3,262)	$(3,274)	$(6,204)	$(6,169)
Basic and diluted net loss per share	$(0.13)	$(0.13)	$(0.25)	$(0.25)
Shares used in computing basic and diluted net loss per share	25,128	24,788	25,052	24,761

See accompanying notes.

SANGAMO BIOSCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six months ended June 30,
	2004	2003
Operating Activities:
Net loss	$(6,204)	$(6,169)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	383	442
Amortization of premium / discount on investment	571	513
Realized loss on investment	7	—
Net gain on disposal of property and equipment	—	(112)
Issuance of common stock in connection with license agreement	234	—
Amortization of deferred stock compensation	1	167
Other stock-based compensation	342	(10)
Changes in operating assets and liabilities:
Interest receivable	78	(11)
Accounts receivable	324	947
Prepaid expenses and other assets	(351)	(55)
Accounts payable and accrued liabilities	(293)	18
Accrued compensation and employee benefits	(168)	(211)
Deferred revenue	(68)	(53)
Net cash used in operating activities	(5,144)	(4,534)
Investing Activities:
Purchases of investments	(9,081)	(21,187)
Proceeds from disposal of property and equipment	—	216
Maturities of investments	11,824	17,600
Purchases of property and equipment	(10)	(48)
Net cash provided by (used in) investing activities	2,733	(3,419)
Financing Activities:
Proceeds from issuance of common stock	392	117
Net cash provided by financing activities	392	117
Net decrease in cash and cash equivalents	(2,019)	(7,836)
Cash and cash equivalents, beginning of period	9,803	17,639
Cash and cash equivalents, end of period	$7,784	$9,803

See accompanying notes.

SANGAMO BIOSCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

June 30, 2004

NOTE 1-BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Sangamo Biosciences, Inc. (“Sangamo” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the U.S. for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.  The condensed consolidated financial statements include the accounts of Sangamo and its wholly-owned subsidiary, Gendaq Limited, after elimination of all material intercompany balances and transactions.  Operating results for the six-months ended June 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.  These financial statements should be read in conjunction with the financial statements and footnotes thereto for the year ended December 31, 2003, included in Sangamo’s Form 10-K/A as filed with the SEC.

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

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003

Net loss:
As reported	$(3,262)	$(3,274)	$(6,204)	$(6,169)
Add: stock-based employee compensation included in reported net loss	—	49	1	157
Less: stock-based employee compensation expense determined under the fair value based method	(865)	(166)	(1,049)	(855)
Pro forma net loss	$(4,127)	$(3,391)	$(7,252)	$(6,867)

Basic and diluted net loss per share:
As reported	$(0.13)	$(0.13)	$(0.25)	$(0.25)
Pro forma	$(0.16)	$(0.14)	$(0.29)	$(0.28)

The above pro forma effects may not be representative of that to be expected in future periods, due to subsequent events including additional grants and related vesting.  The fair values for all options granted in the three-month and six-month periods ended June 30, 2004 and 2003 were estimated at the date of grant using the Black-Scholes method with the following weighted-average assumptions:

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003

Risk-free interest rate	3.9%	2.5%	3.7%	2.8%
Expected life of option	5 years	5 years	5 years	5 years
Expected dividend yield of stock	0.0%	0.0%	0.0%	0.0%
Expected volatility	1.0	1.0	1.1	1.0

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

NOTE 2-BASIC AND DILUTED NET LOSS PER SHARE

Basic and diluted net loss per share have been computed using the weighted-average number of shares of common stock outstanding during the period, less shares subject to the Company’s repurchase. The following table presents the calculation of basic and diluted net loss per common share (in thousands, except per share data):

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003

Net loss	$(3,262)	$(3,274)	$(6,204)	$(6,169)

Basic and diluted:
Weighted-average shares outstanding	25,128	24,795	25,052	24,769

Less: weighted-average shares subject to repurchase	—	(7)	—	(8)
Shares used in computing basic and diluted net loss	25,128	24,788	25,052	24,761
Basic and diluted net loss per share	(0.13)	(0.13)	(0.25)	(0.25)

NOTE 3-COMPREHENSIVE LOSS

Comprehensive loss is comprised of net loss and other comprehensive income (loss).  Other comprehensive loss includes certain changes in stockholders’ equity that are excluded from net loss, which includes unrealized gains and losses on our available-for-sale securities and foreign currency translation adjustments. Comprehensive loss and its components are as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003

Net loss	$(3,262)	$(3,274)	$(6,204)	$(6,169)
Changes in unrealized gain (loss) on securities available-for-sale	(159)	(21)	(110)	(41)
Comprehensive loss	$(3,421)	$(3,295)	$(6,314)	$(6,210)

NOTE 4-MAJOR CUSTOMERS, PARTNERSHIPS AND STRATEGIC ALLIANCES

Strategic Partnership with Edwards Lifesciences Corporation

In January 2000, we announced a therapeutic product development collaboration with Edwards Lifesciences Corporation. Under the agreement, we have licensed to Edwards, on a worldwide, exclusive basis, ZFP Therapeutics for use in the activation of vascular endothelial growth factor (“VEGF”) and VEGF receptors in ischemic cardiovascular and vascular diseases. Edwards purchased a $5.0 million note that converted, together with accrued interest, into 333,333 shares of common stock at the time of our initial public offering at the IPO price. In March 2000, Edwards purchased a $7.5 million convertible note in exchange for a right of first refusal for three years to negotiate a license for additional ZFP Therapeutics in cardiovascular and peripheral vascular diseases. That right of first refusal was not exercised and terminated in March 2003. Together with accrued interest, this note converted into common stock at the time of our initial public offering at the IPO price. Through 2001, we received $2 million in research funding from Edwards and a $1.4 million milestone payment for delivery of a lead ZFP Therapeutic product candidate. In November 2002, Edwards signed an amendment to the original agreement and agreed to provide up to $3.5 million in research and development funding, including $2.95 million for research and development activities performed in 2002 and 2003. The filing of the investigational new drug (IND) application for peripheral artery disease (PAD) in February 2004, and the achievement of other research-related milestones in 2003, triggered a total of $1.0 million in milestone payments from Edwards Lifesciences in the first quarter of 2004.  We have retained all rights to use our technology for therapeutic applications of VEGF activation outside of ischemic cardiovascular and vascular diseases, including use in wound healing and neurological disorders.  Revenues attributable to milestone achievement and collaborative research and development performed under the Edwards agreements were approximately $8,000 for the three-month period ended June 30, 2004.  There were no revenues associated with this agreement during the quarter ended June 30, 2003.  There were no expenses associated with this agreement during the second quarter ended June 30, 2004 and approximately $356,000 of expenses during the second quarter ended June 30, 2003.  Revenues attributable to milestone achievement and collaborative research and development performed under the Edwards agreements were approximately $615,000 and $258,000 for the six-month periods ended June 30, 2004 and 2003, respectively.  There were no expenses associated with this agreement during the second quarter ended June 30, 2004 and approximately $988,000 of expenses during the six-month period ended June 30, 2003.  We have no future commitments related to these agreements.

In the future, Sangamo may receive milestone payments and royalties under this agreement. We have received $2.5 million in milestone payments to date and we could receive $27.0 million in additional milestone payments under the agreement if all future milestones are met for the first product developed under the agreement. Any subsequent products developed under the agreement may generate up to $15.0 million in milestone payments each. We would also receive royalties on any sales of products generated under the agreement and these royalty obligations would continue until the expiration of the last-to-expire patent covering products developed under the agreement on a country-by-country basis. Based on currently issued patents, these royalty obligations would last through January 12, 2019. The development of any products is subject to numerous risks and we cannot be certain whether any products will successfully be developed under this agreement. See “Risks Related to our Business—our gene regulation technology is relatively new, and if we are unable to use this technology in all our intended applications, it would limit our revenue opportunities.”

Under the Sangamo-Edwards agreement, we have been responsible for advancing product candidates into preclinical animal testing. Edwards has responsibility for preclinical development, regulatory affairs, clinical development, and the sales and marketing of ZFP Therapeutic products developed under the agreement. Sangamo may receive milestone payments in connection with the development and commercialization of the first product under this agreement and may also receive royalties on product sales.  As part of the November 2002 amendment to our original agreement, Edwards Lifesciences also entered into a joint collaboration with us to evaluate ZFP TFs for the regulation of a second therapeutic gene target, phospholamban (PLN), for the treatment of congestive heart failure. Under the amended agreement, Sangamo granted Edwards a right of first refusal to Sangamo’s ZFP TFs for the regulation of PLN. This right of first refusal terminated on June 30, 2004.  On August 14, 2003 Edwards and Sangamo entered into a Third Amendment to the original license agreement. Under this amendment, Sangamo received payment for research and development milestones associated with the VEGF and PLN programs.

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

In December 2003, we announced that Sangamo has exclusively licensed rights to Onyx’s oncolytic adenovirus vector technology to independently develop ATV products that encode ZFP TFs. In the initial therapeutic application, we will engineer the ATV to express ZFP TFs designed to up-regulate the expression of human granulocyte macrophage colony-stimulating factor (GM-CSF), a powerful activator of the immune system known to augment anti-tumor immune responses. The license agreement provides us with exclusive worldwide rights for all therapeutic uses of ATVs encoding ZFP TFs that regulate the expression of any target gene. Under the terms of the agreement, Sangamo will have full responsibility for research and commercial development of the ZFP TF ATV. Onyx will receive milestone payments as products advance into and through clinical testing and will receive a royalty on product sales.  Related costs and expenses associated with the collaborative research and development performed under the agreement with Onyx were approximately $37,000 and $53,000 for the three-month periods ended June 30, 2004 and 2003, respectively.  Related costs and expenses associated with the collaborative research and development performed under the agreement with Onyx were approximately $77,000 and $92,000 for the six-month periods ended June 30, 2004 and 2003, respectively.  To date, there have been no revenues associated with this agreement.  Aggregate potential milestone payments that we could make under the Onyx agreement are $3.8 million.  The Onyx agreement is currently not material to our operations.

Research Collaboration with Avigen, Inc.

In October 2002, we announced a collaborative research agreement with Avigen, Inc. to evaluate potential therapies for intractable neuropathic pain based on the combination of Sangamo’s ZFP TFs and Avigen’s adeno-associated viral vector (AAV) gene delivery technology. Under the terms of the agreement, each company was to bear its own expenses and share any data generated during the term of the agreement.  Related costs and expenses associated with the collaborative research and development performed under the agreement with Avigen were $37,000 and $36,000 for the three-month periods ended June 30, 2004 and 2003, respectively.  Related costs and expenses associated with the collaborative research performed under the agreement with Avigen were $82,000 and $36,000 for the six-month periods ended June 30, 2004 and 2003, respectively.

Enabling Technology Agreements for Pharmaceutical Protein Production

In January 2002, we announced an agreement with Medarex, Inc. to develop cell lines to enhance the production yields of monoclonal antibodies. Under this agreement, Medarex provided Sangamo with research funding in 2002 and 2003, and Sangamo will be entitled to milestone payments and, potentially, royalties on sales of Medarex antibodies manufactured with our ZFP TF technology. Medarex will receive a non-exclusive license to the resulting technology, and Sangamo will have the ability to utilize the technology in collaborations with other partners. Revenues attributable to collaborative research and development performed under the Medarex agreement were $150,000 for the three-month period ended June 30, 2003.  There were no revenues under this agreement during the three-month period ended June 30, 2004.  Related costs and expenses associated with collaborative research and development performed under the Medarex agreement were $60,000 for the three-month period ended June 30, 2003.  There were no costs and expenses under this agreement during the three-month period ended June 30, 2004.  Revenues attributable to collaborative research and development performed under the Medarex agreement were $300,000 for the six-month period ended June 30, 2003.  There were no revenues under this agreement during the six-month period ended June 30, 2004.  Related costs and expenses associated with collaborative research and development performed under the Medarex agreement were $112,000 for the six-month period ended June 30, 2003.  There were no costs and expenses under this agreement during the six-month period ended June 30, 2004.  Aggregate potential milestone payments that we could receive under the Medarex agreement are $4.0 million if one product manufactured with Sangamo technology becomes the subject of a biological license application (“BLA”) in the United States, or a foreign equivalent of the BLA.  If more than one product manufactured with Sangamo technology becomes the subject of a BLA , or a foreign equivalent of the BLA, we would receive an aggregate of $4.0 million for every such product.  The Medarex agreement is currently not material to our operations.

Plant Agriculture

In January 2001, we signed a research and license agreement with Renessen LLC, a joint venture between Cargill, Inc. and Monsanto Company. Under this agreement, Sangamo granted Renessen an option to an exclusive, worldwide license to research, develop and commercialize certain seed products engineered with the Company’s ZFP TF technology.  There were no revenues associated with this agreement during the three-month periods ended June 30, 2004 and 2003.  Related costs and expenses associated with the collaborative research and development performed under the agreement with Renessen were approximately $30,000 for the three-month period ended June 30, 2003.  There were no related costs and expenses associated with the collaborative research and development performed under the agreement with Renessen during the three-month period ended June 30, 2004.  There were no revenues associated with this agreement during the six-month periods ended June 30, 2004 and 2003.  Related costs and expenses associated with the collaborative research and development performed under the agreement with Renessen were approximately $112,000 for the six-month period ended June 30, 2003.  There were no related costs and expenses associated with the collaborative research and development performed under the agreement with Renessen during the six-month period ended June 30, 2004.  The agreement terminated in January 2004 with all commercial rights to ZFP technology and products retained by Sangamo.  The Renessen agreement is currently no material to our operations.

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

Asset Purchase Agreement with Stell, Inc.

During the first quarter of 2004, the Company purchased certain patent applications and other intellectual property rights from Stell, Inc. in exchange for $37,500 and 37,500 shares of unregistered Sangamo common stock, valued at $234,000.  All costs and expenses in connection with this agreement were expensed during the first quarter of 2004 and no costs or expenses have subsequently been incurred.  The patent applications and other intellectual property rights purchased are directed to the use in human healthcare and plant agriculture.

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

Overview

We were incorporated in June 1995. From our inception through June 30, 2004, our activities related primarily to establishing and operating a biotechnology research and development organization and developing relationships with our corporate collaborators. Our scientific and business development endeavors currently focus on novel zinc finger DNA-binding protein ZFPs for the regulation of gene expression for targeted gene correction. We have incurred net losses since inception and expect to incur losses in the future as we continue our research and development activities. To date, we have funded our operations primarily through the issuance of equity securities, borrowings, payments from federal government research grants and from corporate collaborators and strategic partners.  As of June 30, 2004, we had an accumulated deficit of $89.5 million.

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

Since 2003, we have placed more emphasis on higher-value therapeutic product development and related strategic partnerships and less emphasis on our Universal GeneTools® collaborations. We believe this shift in emphasis has the potential to increase the return on investment to our stockholders by allocating capital resources to higher value, therapeutic product development activities. At the same time, it increases our financial risk by increasing expenses associated with product development. Development of novel therapeutic products is costly and is subject to a lengthy and uncertain regulatory process by the FDA. Our products are gene-based therapeutics. Adverse events in our own clinical program or other programs in gene therapy may have a negative impact on regulatory approval, the willingness of potential commercial partners to enter into agreements and the perception of the public.

Research and development expenses consist primarily of salaries and related personnel expenses, laboratory supplies, allocated facilities costs, subcontracted research and development expenses, and expenses for patent prosecution, trademark registration and technology licenses. Research and development costs incurred in connection with collaborator-funded activities are expensed as incurred. We believe that continued investment in research and development is critical to attaining our strategic objectives. We expect these expenses will increase significantly as we focus increasingly on development of ZFP Therapeutics. The Company is also developing zinc finger nucleases (ZFN) for therapeutic gene correction as a treatment and possible cure for certain monogenic and infectious diseases. Additionally, in order to develop ZFP TFs as commercially relevant therapeutics, we expect to expend additional resources for expertise in the manufacturing, regulatory affairs and clinical research aspects of biotherapeutic development.

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

RESULTS OF OPERATIONS

Three months ended June 30, 2004 and 2003

Revenues

	Three months ended June 30,				Six months ended June 30,
	(in thousands, except percentage values)				(in thousands, except percentage values)
	2004	2003	Change	%	2004	2003	Change	%
Revenues:
Collaboration agreements	$34	$426	$(392)	(92)%	$768	$852	$(84)	(10)%
Federal government research grants	98	92	6	7%	175	217	(42)	(19)%
Total revenues	$132	$518	$(386)	(75)%	$943	$1,069	$(126)	(12)%

We are increasing the emphasis of our research and development activities on ZFP Therapeutics and are moving away from Enabling Technology agreements.  In the short-term, this change will reduce our revenues.

Total revenues decreased to $132,000 for the three months ended June 30, 2004 from $518,000 in the corresponding period in 2003.  The decrease for the three months ended June 30, 2004 was principally due to a decrease of $250,000 and $150,000 in revenue from Edwards Lifesciences and Medarex, Inc., respectively.  The decrease for the six months ended June 30, 2004 of $126,000 was principally due to a decrease in revenue from Medarex, Inc. of $300,000 partially offset by increases in revenue of $100,000 and $100,000 from Edwards Lifesciences, Inc. and Charles River, respectively.  We anticipate continued revenues from collaboration agreements through the end of 2004, and we have applied for, and plan to continue to apply for, federal government research grants in the future to support the development of applications of our technology platform.

Operating Expenses

	Three months ended June 30,				Six months ended June 30,
	(in thousands, except percentage values)				(in thousands, except percentage values)
	2004	2003	Change	%	2004	2003	Change	%
Operating Expenses:
Research and development	$2,268	$3,056	$788	26%	$5,079	$5,743	$664	12%
General and administrative	1,100	1,116	16	1%	2,097	1,943	(154)	(8)%
Stock-based compensation	161	49	(112)	229%	343	157	(186)	118%
Total expenses	$3,529	$4,221	$692	3%	$7,519	$7,843	$324	—%

Research and development

Research and development expenses consist primarily of salaries and related personnel expenses, laboratory supplies, allocated facilities costs, subcontracted research and development expenses, and expenses for patent prosecution, trademark registration and technology licenses.  We expect to continue to devote substantial resources to research and development in the future and expect research and development expenses to increase in the next several years if we are successful in advancing our product candidates into clinical trials.  To the extent we collaborate with others with respect to clinical trials, increases in research and development expenses may be reduced or avoided.

Research and development expenses for the second quarter of 2004 decreased to $2.3 million compared to $3.1 million for the second quarter of 2003.  The decrease in research and development expenses for the three months ended June 30, 2004 of approximately $788,000 was primarily attributable to decreased expenses associated with salary and benefits and patent prosecution of $719,000 and $116,000, respectively.  The reduction in salary and benefit expenses was due to having eight fewer employees.  This was partially offset by increased expenses in connection with preclinical trials and manufacturing development efforts of $150,000, primarily associated with our diabetic neuropathy program.   Research and development expenses for the six months ended June 30, 2004 decreased to $5.1 million compared to $5.7 million in the comparable period of 2003.  The decrease in research and development expenses for the six-month period ended June 30, 2004 of $664,000 was primarily attributable to decreased expenses associated with salary and benefits and laboratory supplies of $948,000 and $188,000, respectively, due to having eight fewer employees.  This was partially offset by increased expenses over the six-month period in connection with preclinical trials and manufacturing development efforts of $500,000, primarily associated with our diabetic neuropathy program.

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

General and administrative expenses were $1.1 million in the three months ended June 30, 2004 and June 30, 2003.  General and administrative expenses were $2.1 million in the six-month period ended June 30, 2004 compared to $1.9 million during the same period of 2003.  The increase during the six-month period ended June 30, 2004 is primarily related to higher expenses associated with corporate communications.

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

Stock-based compensation expense for the quarter-ended June 30, 2004 was $161,000 compared to $49,000 for the comparable quarter in 2003.  The increase was primarily attributable to higher non-employee stock-based compensation expense.  This was partially offset by lower amortization expense related to deferred compensation for stock options issued prior to the Company’s initial public offering in 2000.  Stock-based compensation expense for the six-month period ended June 30, 2004 was $343,000 compared to $157,000 for the comparable period in 2003.  The increase was attributable to higher non-employee stock-based compensation expense partially offset by lower amortization expense related to deferred compensation for stock options issued prior to the Company’s initial public offering in 2000

Interest income, net

	Three months ended June 30,				Six months ended June 30,
	(in thousands, except percentage values)				(in thousands, except percentage values)
	2004	2003	Change	%	2004	2003	Change	%
Interest and other income, net	$135	$429	$(294)	(69)%	$372	$605	$(233)	(39)%

Interest and other income, net, decreased to $135,000 for the three months ended June 30, 2004 from $429,000 in the corresponding period in 2003.  The decrease was primarily related to losses on foreign currency transactions during the quarter-ended June 30, 2004 of $33,000 compared to a gain on foreign currency transactions of $119,000 during the quarter-ended June 30, 2003.  Additionally, a gain of $112,000 was recognized on disposal of property and equipment during the quarter-ended June 30, 2003.  Interest and other income, net, decreased to $372,000 for the six months ended June 30, 2004 from $605,000 in the corresponding period in 2003.  The decrease of $233,000 resulted from lower interest income of $110,000 due to lower average interest-bearing cash and investment balances due to the use of cash to fund operations.  Additionally, a gain of $112,000 was recognized on disposal of property and equipment during the six-month period ended June 30, 2003.

Liquidity and Capital Resources

Since inception, we have financed our operations primarily through the sale of equity securities, payments from corporate collaborators, federal government research grants and financing activities such as a bank line of credit. As of June 30, 2004, we had cash, cash equivalents, investments and interest receivable totaling $38.8 million.

Net cash used for operating activities was $5.1 million for the six months ended June 30, 2004.  Net cash used consisted primarily of the net loss for the six-month period ended June 30, 2004 of $6.2 million and a net change of $478,000 in operating assets and liabilities.  This was partially offset by amortization of premium / discount on investment of $571,000, depreciation of $383,000, other stock-based compensation charges of $342,000 and the issuance of common stock in connection with a license agreement of $234,000.  For the six months ended June 30, 2003, net cash used for operating activities was $4.5 million and consisted primarily of the net loss for the six-month period ended June 30, 2003 of $6.2 million.  This was partially offset by a net change of $635,000 in operating assets and liabilities, amortization of premium / discount on investment of $513,000 and depreciation of $442,000.

Net cash provided by investing activities was $2.7 million for the six months ended June 30, 2004 and was primarily comprised of proceeds associated with maturities of investments of $11.8 million partially offset by cash used to purchase investments of $9.1 million.  For the six months ended June 30, 2003, net cash used by investing activities was $3.4 million and was primarily comprised of cash used to purchase investments of $21.2 million partially offset by proceeds associated with maturities of investments of $17.6 million.

Net cash provided by financing activities for the six-month periods ended June 30, 2004 and 2003 was $392,000 and $117,000, respectively.  Proceeds from both years were solely related to the issuance of common stock.

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

Our partner, Edwards Lifesciences, recently initiated Phase I clinical testing in our lead ZFP Therapeutic program.  This is the first time that ZFP Therapeutics will have been tested in humans. If our lead ZFP Therapeutic fails its initial safety study, it could damage our ability to attract new investors and corporate partners. Edwards Lifesciences filed an investigational new drug (IND) application with the U.S. Food and Drug Administration (FDA) on February 10, 2004. Under the FDA’s review process, the FDA had 30 days to comment on the IND filing. The IND application completed the 30-day review period and is now active.  The principal investigator began the screening process to enroll patients into the Phase I clinical trial in the second quarter of 2004. The Phase I study of our lead therapeutic will be a highly visible test of the Company’s ZFP Therapeutic approach. Since we have increased our focus on ZFP Therapeutic research and development, investors will increasingly assess the value of the Company’s technology based on the continued progress of ZFP Therapeutic products into and through clinical trials. If the initial safety study of our lead therapeutic was halted due to safety concerns, this would negatively affect the value of the Company’s stock.

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

We may be unable to license gene transfer technologies that we need to commercialize our ZFP TF technology. In order to regulate a gene in a cell, the ZFP TF must be efficiently delivered to the cell. We have licensed certain gene transfer technologies for use with our Enabling Technologies, which are ZFP TFs used in pharmaceutical discovery research and protein production. We are evaluating these systems and other technologies which may need to be used in the delivery of ZFP TFs into cells for in vitro and in vivo applications, including ZFP Therapeutics. However, we may not be able to license the gene transfer technologies required to develop and commercialize our ZFP Therapeutics. We have not developed our own gene transfer technologies, and we rely on our ability to enter into license agreements to provide us with rights to the necessary gene transfer technology. The inability to obtain a license to use gene transfer technologies with entities which own such technology on reasonable commercial terms, if at all, could delay or prevent the preclinical evaluation, clinical testing, and/or commercialization of our therapeutic product candidates.

We do not currently have the infrastructure or capability to manufacture therapeutic products on a commercial scale. In order for us to commercialize these products directly, we would need to develop, or obtain through outsourcing arrangements, the capability to manufacture therapeutic products on a commercial scale. If we are unable to develop or otherwise obtain the requisite preclinical, clinical, regulatory, manufacturing, marketing, and sales capabilities, we would be unable to directly commercialize our therapeutics products which would limit our future growth.

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

We anticipate continuing to incur operating losses for the next several years. If material losses continue for a significant period, we may be unable to continue our operations. We have generated operating losses since we began operations in 1995. The extent of our future losses and the timing of profitability are uncertain, and we expect to incur losses for the foreseeable future. We have been engaged in developing our ZFP TF technology since inception, which has and will continue to require significant research and development expenditures. To date, we have generated our revenues from Universal GeneTools® collaboration agreements, strategic partnering agreements, and federal government research grants. As of June 30, 2004, we had an accumulated deficit of approximately $89.5 million. We expect to incur losses for the foreseeable future. These losses will increase as we expand and extend our research and development activities into human therapeutic product development. If the time required to generate significant product revenues and achieve profitability is longer than we currently anticipate, we may not be able to sustain our operations.

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

• announcements by us or our partners providing updates on the progress or development status of ZFP Therapeutics; and

• future sales of our common stock or other securities by the company, management or directors and / or liquidation of institutional funds that comprised large holdings of Sangamo stock.

Failure to attract, retain, and motivate skilled personnel and cultivate key academic collaborations will delay our product development programs and our research and development efforts. We are a small company with 58 full-time employees as of August 12, 2004, and our success depends on our continued ability to attract, retain, and motivate highly qualified management and scientific personnel and our ability to develop and maintain important relationships with leading research and academic institutions and scientists. Competition for personnel and academic and other research collaborations is intense. The success of our technology development programs depends on our ability to attract and retain highly trained personnel.  We have experienced a rate of employee turnover that we believe is typical of emerging biotechnology companies. If we lose the services of personnel with the necessary skills, it could significantly impede the achievement of our research and development objectives. We are not presently aware of any plans of specific employees to retire or otherwise leave the company. If we fail to negotiate additional acceptable collaborations with academic and other research institutions and scientists, or if our existing collaborations are unsuccessful, our ZFP Therapeutic development programs may be delayed or may not succeed.

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

The following table represents the fair value balance of our cash, cash equivalents and marketable securities by year of expected maturity that are subject to interest rate risk as of June 30, 2004 (in thousands, except for interest rates):

	2004	2005	2006
Cash and cash equivalents	$7,784	$—	—
Average interest rates	1.4%	—%	—

Marketable securities	$16,826	$12,028	$1,769
Average interest rates	1.37%	1.76%	2.12%

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

From the time of receipt through June 30, 2004, Sangamo has used the net proceeds from its initial public offering of common stock to invest in short-term and long-term, interest bearing, investment-grade securities and has used its existing cash balances to fund general operations.   The proceeds are being used for general corporate purposes, including working capital and product development.  A portion of the net proceeds will also be used to acquire or invest in complementary businesses or products or to obtain the right to use complementary technologies.  Sangamo has no agreements or commitments with respect to any such acquisition and is not currently engaged in any material negotiations with respect to any such transaction.

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

ITEM 4. SUBMISSION OF MATERS TO A VOTE OF SECURITY HOLDERS

The annual meeting of shareholders was held on June 10, 2004.  Three matters were voted on and each was approved.  The results are as follows:

PROPOSAL I

The following directors were elected at the meeting to serve until our annual meeting following the end of fiscal year 2004 or until their successors are duly elected and qualified:

NOMINEE	VOTES FOR	VOTES WITHHELD

Edward O. Lanphier, II	21,390,026	902,332

William G. Gerber	21,273,488	1,018,870

Jon E. M. Jacoby	21,210,988	1,081,370

John W. Larson	19,611,933	2,680,425

William J. Rutter	21,328,542	963,816

Michael C. Wood	21,328,795	963,563

PROPOSAL II

The proposal to approve the 2004 Stock Incentive Plan was approved.

FOR	AGAINST	ABSTAINED	NON VOTES

13,706,259	2,841,798	28,440	5,715,861

PROPOSAL III

The proposal to ratify the selection of Ernst & Young LLP as the Company’s independent auditors for the fiscal year ending December 31, 2004 was approved.

FOR	AGAINST	ABSTAINED	NON VOTES

22,176,550	102,590	13,218	0

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)           Exhibits:

31.1                           Form of Rule 13a – 14(a) Certification

31.2                           Form of Rule 13a – 14(a) Certification

32.1                           Certification Pursuant to 18 U.S.C. Section 1350.

(b)           Reports on Form 8-K:

On April 29, 2004 we filed a Current Report on Form 8-K to furnish a copy of our earnings release for the period ended March 31, 2004 pursuant to Item 12.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SANGAMO BIOSCIENCES, INC.  Dated: August 13, 2004

/s/ Greg S. Zante
Greg S. Zante
Senior Director, Finance and Administration
(Principal Financial and Accounting Officer)