Form 10-Q
period 2004-09-30
SANGAMO BIOSCIENCES INC
filed 2004-11-15
CIK 1001233

FORM 10-Q

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

Yes ☐  No  ☒

As of November 3, 2004, 25,186,368 shares of the issuer’s common stock, par value $0.01 per share, were outstanding.

INDEX

SANGAMO BIOSCIENCES, INC.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

Condensed Consolidated Balance Sheets at September 30, 2004 and December 31, 2003

Condensed Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2004 and 2003

Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2004 and 2003

Notes to Condensed Consolidated Financial Statements

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Item 4.	Controls and Procedures

PART II. OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Item 6.	Exhibits

SIGNATURES

CERTIFICATIONS

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

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SANGAMO BIOSCIENCES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	September 30, 2004	December 31, 2003 (1)
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$6,621	$9,803
Marketable securities	28,418	34,052
Interest receivable	266	488
Accounts receivable, net	167	658
Prepaid expenses	467	284
Total current assets	35,939	45,285
Property and equipment, net	387	906
Other assets	32	41
Total assets	$36,358	$46,232

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued liabilities	$739	$815
Accrued compensation and employee benefits	624	636
Deferred revenue	26	120
Total current liabilities	1,389	1,571

Stockholders’ equity:
Common stock, $0.01 par value; 80,000,000 shares authorized, 25,175,258 and 24,954,243 shares issued and outstanding at September 30, 2004 and December 31, 2003, respectively	129,047	127,927
Deferred stock compensation	—	(1)
Accumulated deficit	(94,072)	(83,297)
Accumulated other comprehensive income (loss)	(6)	32
Total stockholders’ equity	34,969	44,661
Total liabilities and stockholders’ equity	$36,358	$46,232

(1)          Amounts derived from Audited Consolidated Statements dated December 31, 2003 filed as a part of Form 10-K.

See accompanying notes.

SANGAMO BIOSCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003

Revenues:
Collaboration agreements	$26	$426	$794	$1,278
Federal government research grants	146	81	321	298
Total revenues	172	507	1,115	1,576

Operating expenses:
Research and development (excludes $131 and $189 of stock-based compensation expense for the three months ended September 30, 2004 and 2003, respectively, and $474 and $259 of stock-based compensation expense for the nine months ended September 30, 2004 and 2003, respectively)	3,634	2,157	8,713	7,900

General and administrative (excludes $0 and $21 of stock-based compensation expense for the three months ended September 30, 2004 and 2003, respectively, and $0 and $108 of stock-based compensation expense for the nine months ended September 30, 2004 and 2003, respectively)	1,082	1,106	3,179	3,049
Stock-based compensation expense	131	210	474	367
Total operating expenses	4,847	3,473	12,366	11,316
Loss from operations	(4,675)	(2,966)	(11,251)	(9,740)
Interest and other income, net	104	382	476	987
Net loss	$(4,571)	$(2,584)	$(10,775)	$(8,753)
Basic and diluted net loss per share	$(0.18)	$(0.10)	$(0.43)	$(0.35)
Shares used in computing basic and diluted net loss per share	25,168	24,812	25,092	24,778

See accompanying notes.

SANGAMO BIOSCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine months ended September 30,
	2004	2003
Operating Activities:
Net loss	$(10,775)	$(8,753)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	532	647
Amortization of premium / discount on investments	750	809
Realized loss on investment	38	—
Net gain on disposal of property and equipment	—	(112)
Issuance of common stock in connection with license agreement	234	—
Amortization of deferred stock compensation	1	382
Other stock-based compensation	473	(15)
Changes in operating assets and liabilities:
Interest receivable	222	(37)
Accounts receivable	491	947
Prepaid expenses and other assets	(174)	197
Accounts payable and accrued liabilities	(76)	353
Accrued compensation and employee benefits	(12)	(91)
Deferred revenue	(94)	(80)
Net cash used in operating activities	(8,390)	(5,753)
Investing Activities:
Purchases of investments	(16,053)	(31,872)
Proceeds from disposal of property and equipment	—	216
Maturities of investments	20,862	31,805
Purchases of property and equipment	(14)	(48)
Net cash provided by investing activities	4,795	101
Financing Activities:
Proceeds from issuance of common stock	413	117
Net cash provided by financing activities	413	117
Net decrease in cash and cash equivalents	(3,182)	(5,535)
Cash and cash equivalents, beginning of period	9,803	17,639
Cash and cash equivalents, end of period	$6,621	$12,104

See accompanying notes.

SANGAMO BIOSCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

September 30, 2004

NOTE 1-BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Sangamo Biosciences, Inc. (“Sangamo” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the U.S. for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.  The condensed consolidated financial statements include the accounts of Sangamo and its wholly-owned subsidiary, Gendaq Limited, after elimination of all material intercompany balances and transactions.  Operating results for the nine-months ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.  These financial statements should be read in conjunction with the financial statements and footnotes thereto for the year ended December 31, 2003, included in Sangamo’s Form 10-K/A as filed with the SEC.

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

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003

Net loss:
As reported	$(4,571)	$(2,584)	$(10,775)	$(8,753)
Add: stock-based employee compensation included in reported net loss	—	29	1	166
Less: stock-based employee compensation expense determined under the fair value based method	(1,059)	(124)	(2,136)	(980)
Pro forma net loss	$(5,630)	$(2,679)	$(12,910)	$(9,567)

Basic and diluted net loss per share:
As reported	$(0.18)	$(0.10)	$(0.43)	$(0.35)
Pro forma	$(0.22)	$(0.11)	$(0.51)	$(0.39)

The above pro forma effects may not be representative of that to be expected in future periods, due to subsequent events including additional grants and related vesting.  The fair values for all options granted in the three-month and nine-month periods ended September 30, 2004 and 2003 were estimated at the date of grant using the Black-Scholes method with the following weighted-average assumptions:

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003

Risk-free interest rate	3.5%	2.7%	3.6%	2.8%
Expected life of option	5 years	5 years	5 years	5 years
Expected dividend yield of stock	0.0%	0.0%	0.0%	0.0%
Expected volatility	1.1	1.1667	1.1	1.0102

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

NOTE 2-BASIC AND DILUTED NET LOSS PER SHARE

Basic and diluted net loss per share have been computed using the weighted-average number of shares of common stock outstanding during the period, less shares subject to the Company’s repurchase. The following table presents the calculation of basic and diluted net loss per common share (in thousands, except per share data):

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003

Net loss	$(4,571)	$(2,584)	$(10,775)	$(8,753)

Basic and diluted:
Weighted-average shares outstanding	25,168	24,815	25,092	24,784

Less: weighted-average shares subject to repurchase	—	(3)	—	(6)
Shares used in computing basic and diluted net loss	25,168	24,812	25,092	24,778
Basic and diluted net loss per share	$(0.18)	$(0.10)	$(0.43)	$(0.35)

NOTE 3-COMPREHENSIVE LOSS

Comprehensive loss is comprised of net loss and other comprehensive income (loss).  Other comprehensive loss includes certain changes in stockholders’ equity that are excluded from net loss, which includes unrealized gains and losses on our available-for-sale securities. Comprehensive loss and its components are as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003

Net loss	$(4,571)	$(2,584)	$(10,775)	$(8,753)
Changes in unrealized gain (loss) on securities available-for-sale	72	2	(38)	(39)
Comprehensive loss	$(4,499)	$(2,582)	$(10,813)	$(8,792)

NOTE 4-MAJOR CUSTOMERS, PARTNERSHIPS AND STRATEGIC ALLIANCES

Strategic Partnership with Edwards Lifesciences Corporation

In January 2000, we announced a therapeutic product development collaboration with Edwards Lifesciences Corporation. Under the agreement, we have licensed to Edwards, on a worldwide, exclusive basis, ZFP Therapeutics for use in the activation of vascular endothelial growth factor (“VEGF”) and VEGF receptors in ischemic cardiovascular and vascular diseases. Edwards purchased a $5.0 million note that converted, together with accrued interest, into 333,333 shares of common stock at the time of our initial public offering at the IPO price. In March 2000, Edwards purchased a $7.5 million convertible note in exchange for a right of first refusal for three years to negotiate a license for additional ZFP Therapeutics in cardiovascular and peripheral vascular diseases. That right of first refusal was not exercised and terminated in March 2003. Together with accrued interest, this note converted into common stock at the time of our initial public offering at the IPO price. Through 2001, we received $2 million in research funding from Edwards and a $1.4 million milestone payment for delivery of a lead ZFP Therapeutic product candidate. In November 2002, Edwards signed an amendment to the original agreement and agreed to provide up to $3.5 million in research and development funding, including $2.95 million for research and development activities performed in 2002 and 2003. The filing of the investigational new drug (IND) application for peripheral artery disease (PAD) in February 2004, and the achievement of other research-related milestones in 2003, triggered a total of $1.0 million in milestone payments from Edwards Lifesciences in the first quarter of 2004.  We have retained all rights to use our technology for therapeutic applications of VEGF activation outside of ischemic cardiovascular and vascular diseases, including use in wound healing and neurological disorders.  There were no revenues attributable to milestone achievement and collaborative research and development performed under the Edwards agreements for the three-month period ended September 30, 2004.  Revenues associated with this agreement during the quarter ended September 30, 2003 were approximately $258,000.  There were no expenses associated with this agreement during the third quarter ended September 30, 2004 and approximately $251,000 of expenses during the third quarter ended September 30, 2003.  Revenues attributable to milestone achievement and collaborative research and development performed under the Edwards agreements were approximately $615,000 and $773,000 for the nine-month periods ended September 30, 2004 and 2003, respectively.  Costs and expenses associated with this agreement during the nine months ended September 30, 2004 and 2003 were approximately $62,000 and $1.2 million, respectively.  We have no future commitments related to these agreements.

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

Under the Sangamo-Edwards agreement, we have been responsible for advancing product candidates into preclinical animal testing. Edwards has responsibility for preclinical development, regulatory affairs, clinical development, and the sales and marketing of ZFP Therapeutic products developed under the agreement. Sangamo may receive milestone payments in connection with the development and commercialization of the first product under this agreement and may also receive royalties on product sales.  In August 2004, Edwards initiated the first clinical trial of the lead ZFP therapeutic.  As part of the November 2002 amendment to our original agreement, Edwards Lifesciences also entered into a joint collaboration with us to evaluate ZFP TFs for the regulation of a second therapeutic gene target, phospholamban (PLN), for the treatment of congestive heart failure. Under the amended agreement, Sangamo granted Edwards a right of first refusal to Sangamo’s ZFP TFs for the regulation of PLN. This right of first refusal terminated on June 30, 2004.  On August 14, 2003 Edwards and Sangamo entered into a Third Amendment to the original license agreement. Under this amendment, Sangamo received payment for research and development milestones associated with the VEGF and PLN programs.

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

In December 2003, we announced that Sangamo has exclusively licensed rights to Onyx’s oncolytic adenovirus vector technology to independently develop ATV products that encode ZFP TFs. In the initial therapeutic application, we will engineer the ATV to express ZFP TFs designed to up-regulate the expression of human granulocyte macrophage colony-stimulating factor (GM-CSF), a powerful activator of the immune system known to augment anti-tumor immune responses. The license agreement provides us with exclusive worldwide rights for all therapeutic uses of ATVs encoding ZFP TFs that regulate the expression of any target gene. Under the terms of the agreement, Sangamo will have full responsibility for research and commercial development of the ZFP TF ATV. Onyx will receive milestone payments as products advance into and through clinical testing and will receive a royalty on product sales.  Related costs and expenses associated with the collaborative research and development performed under the agreement with Onyx were approximately $34,000 and $54,000 for the three-month periods ended September 30, 2004 and 2003, respectively.  Related costs and expenses associated with the collaborative research and development performed under the agreement with Onyx were approximately $111,000 and $146,000 for the nine-month periods ended September 30, 2004 and 2003, respectively.  To date, there have been no revenues associated with this agreement.  Aggregate potential milestone payments that we could make under the Onyx agreement are $3.8 million.  The Onyx agreement is currently not material to our operations.

Research Collaboration with Avigen, Inc.

In October 2002, we announced a collaborative research agreement with Avigen, Inc. to evaluate potential therapies for intractable neuropathic pain based on the combination of Sangamo’s ZFP TFs and Avigen’s adeno-associated viral vector (AAV) gene delivery technology. Under the terms of the agreement, each company was to bear its own expenses and share any data generated during the term of the agreement.  Related costs and expenses associated with the collaborative research and development performed under the agreement with Avigen were $22,000 for the three-month period ended September 30, 2004.  There were no costs and expenses incurred under this agreement during the third quarter ended September 30, 2003.  Related costs and expenses associated with the collaborative research performed under the agreement with Avigen were $104,000 for the nine-month period ended September 30, 2004.  There were no costs and expenses incurred under this agreement during the nine-month period ended September 30, 2003.  The Avigen agreement is currently not material to our operations.

Enabling Technology Agreements for Pharmaceutical Protein Production

In January 2002, we announced an agreement with Medarex, Inc. to develop cell lines to enhance the production yields of monoclonal antibodies. Under this agreement, Medarex provided Sangamo with research funding in 2002 and 2003, and Sangamo will be entitled to milestone payments and, potentially, royalties on sales of Medarex antibodies manufactured with our ZFP TF technology. Medarex will receive a non-exclusive license to the resulting technology, and Sangamo will have the ability to utilize the technology in collaborations with other partners. Revenues attributable to collaborative research and development performed under the Medarex agreement were $150,000 for the three-month period ended September 30, 2003.  There were no revenues under this agreement during the three-month period ended September 30, 2004.  Related costs and expenses associated with collaborative research and development performed under the Medarex agreement were approximately $80,000 for the three-month period ended September 30, 2003.  There were no costs and expenses under this agreement during the three-month period ended September 30, 2004.  Revenues attributable to collaborative research and development performed under the Medarex agreement were $450,000 for the nine-month period ended September 30, 2003.  There were no revenues under this agreement during the nine-month period ended September 30, 2004.  Related costs and expenses associated with collaborative research and development performed under the Medarex agreement were approximately $192,000 for the nine-month period ended September 30, 2003.  There were no costs and expenses under this agreement during the nine-month period ended September 30, 2004.  Aggregate potential milestone payments that we could receive under the Medarex agreement are $4.0 million if one product manufactured with Sangamo technology becomes the subject of a biological license application (“BLA”) in the United States, or a foreign equivalent of the BLA.  If more than one product manufactured with Sangamo technology becomes the subject of a BLA, or a foreign equivalent of the BLA, we would receive an aggregate of $4.0 million for every such product.  The Medarex agreement is currently not material to our operations.

Plant Agriculture

In January 2001, we signed a research and license agreement with Renessen LLC, a joint venture between Cargill, Inc. and Monsanto Company. Under this agreement, Sangamo granted Renessen an option to an exclusive, worldwide license to research, develop and commercialize certain seed products engineered with the Company’s ZFP TF technology.  There were no revenues or related costs and expenses associated with this agreement during the three-month periods ended September 30, 2004 and 2003.  There were no revenues associated with this agreement during the nine-month periods ended September 30, 2004 and 2003.  Related costs and expenses associated with the collaborative research and development performed under the agreement with Renessen were approximately $114,000 for the nine-month period ended September 30, 2003.  There were no related costs and expenses associated with the collaborative research and development performed under the agreement with Renessen during the nine-month period ended September 30, 2004.  The agreement terminated in January 2004 with all commercial rights to ZFP technology and products retained by Sangamo.  The Renessen agreement is currently no material to our operations.

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

Overview

We were incorporated in June 1995. From our inception through September 30, 2004, our activities related primarily to establishing and operating a biotechnology research and development organization and developing relationships with our corporate collaborators. Our scientific and business development endeavors currently focus on novel zinc finger DNA-binding protein ZFPs for the regulation of gene expression for targeted gene correction. We have incurred net losses since inception and expect to incur losses in the future as we continue our research and development activities. To date, we have funded our operations primarily through the issuance of equity securities, borrowings, payments from federal government research grants and from corporate collaborators and strategic partners.  As of September 30, 2004, we had an accumulated deficit of $94.1 million.

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

Since 2003, we have placed more emphasis on higher-value therapeutic product development and related strategic partnerships and less emphasis on our Universal GeneTools® collaborations. We believe this shift in emphasis has the potential to increase the return on investment to our stockholders by allocating capital resources to higher value, therapeutic product development activities.  In August 2004, our partner, Edwards Lifesciences Corporation, initiated the first clinical trial of a ZFP therapeutic.  Increased emphasis in therapeutic product development increases our financial risk by increasing expenses associated with product development. Development of novel therapeutic products is costly and is subject to a lengthy and uncertain regulatory process by the FDA. Our products are gene-based therapeutics. Adverse events in our own clinical program or other programs in gene therapy may have a negative impact on regulatory approval, the willingness of potential commercial partners to enter into agreements and the perception of the public.

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

RESULTS OF OPERATIONS

Three months ended September 30, 2004 and 2003

Revenues

	Three months ended September 30, (in thousands, except percentage values)				Nine months ended September 30, (in thousands, except percentage values)
	2004	2003	Change	%	2004	2003	Change	%
Revenues:
Collaboration agreements	$26	$426	$(400)	(94)%	$794	$1,278	$(484)	(38)%
Federal government research grants	146	81	65	80%	321	298	23	8%
Total revenues	$172	$507	$(335)	(66)%	$1,115	$1,576	$(461)	(29)%

We are increasing the emphasis of our research and development activities on ZFP Therapeutics and are moving away from Enabling Technology agreements.  In the short-term, this change will reduce our revenues.

Total revenues decreased to $172,000 for the three months ended September 30, 2004 from $507,000 in the corresponding period in 2003.  The decrease in revenues for the three months ended September 30, 2004 was principally due to decreased research and development funding of $258,000 and $150,000 from Edwards Lifesciences and Medarex, Inc., respectively.  This decrease was partially offset by increased revenues associated with federal government research grants.  The decrease in revenues for the nine months ended September 30, 2004 of $461,000 was principally due to decreased research and development funding from Medarex, Inc. of $450,000.  The decrease in revenues from Medarex was due to decreased research and development funding.  We anticipate continued revenues from collaboration agreements through the end of 2004, and we have applied for, and plan to continue to apply for, federal government research grants in the future to support the development of applications of our technology platform.

Operating Expenses

	Three months ended September 30, (in thousands, except percentage values)				Nine months ended September 30, (in thousands, except percentage values)
	2004	2003	Change	%	2004	2003	Change	%
Operating Expenses:
Research and development	$3,634	$2,157	$1,477	68%	$8,713	$7,900	$813	10%
General and administrative	1,082	1,106	(24)	(2)%	3,179	3,049	130	4%
Stock-based compensation	131	210	(79)	(38)%	474	367	107	29%
Total expenses	$4,847	$3,473	$1,374	40%	$12,366	$11,316	$1,050	9%

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

Research and development expenses for the third quarter of 2004 increased to $3.6 million compared to $2.2 million for the third quarter of 2003.  The increase for the three months ended September 30, 2004 of approximately $1.5 million was primarily attributable to increased expenses of $1.4 million in connection with preclinical trials, manufacturing development efforts and toxicology studies, primarily associated with our diabetic neuropathy program.  These types of expenses are expected to impact future reporting periods.  Increased salary and benefits expenses of $130,000 further explain the increase.  This was partially offset by decreased expenses associated with lab supplies of $115,000.

Research and development expenses for the nine months ended September 30, 2004 increased to $8.7 million compared to $7.9 million in the comparable period of 2003.  The increase for the nine-month period ended September 30, 2004 of approximately $813,000 was primarily attributable to increased expenses of $1.7 million in connection with preclinical trials, manufacturing development efforts and toxicology studies, primarily associated with our diabetic neuropathy program.  These types of expenses are expected to impact future reporting periods.  Increased expenses in connection with patent prosecution, trademark registration and technology of $290,000 further explain the increase.  This was partially offset by decreased expenses associated with salary & benefits and lab supplies of $819,000 and $304,000, respectively.

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

General and administrative expenses were $1.1 million in the three months ended September 30, 2004 and September 30, 2003.  General and administrative expenses were $3.2 million in the nine-month period ended September 30, 2004 compared to $3.0 million during the same period of 2003.  The increase during the nine-month period ended September 30, 2004 is primarily related to higher expenses associated with corporate communications.

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

Stock-based compensation expense for the quarter-ended September 30, 2004 was $131,000 compared to $210,000 for the comparable quarter in 2003.  The decrease was primarily attributable to lower non-employee stock-based compensation expense.  Stock-based compensation expense for the nine-month period ended September 30, 2004 was $474,000 compared to $367,000 for the comparable period in 2003.  The increase was attributable to higher non-employee stock-based compensation expense partially offset by lower amortization expense related to deferred compensation for stock options issued prior to the Company’s initial public offering in 2000

Interest income, net

	Three months ended September 30, (in thousands, except percentage values)				Nine months ended September 30, (in thousands, except percentage values)
	2004	2003	Change	%	2004	2003	Change	%
Interest and other income, net	$104	$382	$(278)	(73)%	$476	$987	$(511)	(52)%

Interest and other income, net, decreased to $104,000 for the three months ended September 30, 2004 from $382,000 in the corresponding period in 2003.  The decrease was primarily related to the receipt of cash in connection with a U.K. research and development tax credit received during the three months ended September 30, 2003 of $179,000 as well as lower interest income of approximately $49,000 during the same period of 2004.  Interest and other income, net, decreased to $476,000 for the nine months ended September 30, 2004 from $987,000 in the corresponding period in 2003.  The decrease of $511,000 resulted from the receipt of cash in connection with a U.K. research and development tax credit received during the nine months ended September 30, 2003 of $179,000.  Additionally, during the nine months ended September 30, 2004, interest income decreased by $132,000 and foreign currency translation losses increased by approximately $71,000 as compared to the same nine-month period of 2003.  A gain of $112,000 was also recognized on disposal of property and equipment during the nine-month period ended September 30, 2003.

Liquidity and Capital Resources

 Since inception, we have financed our operations primarily through the sale of equity securities, payments from corporate collaborators, federal government research grants and financing activities such as a bank line of credit. As of September 30, 2004, we had cash, cash equivalents, investments and interest receivable totaling $35.3 million.

Net cash used for operating activities was $8.4 million for the nine months ended September 30, 2004.  Net cash used consisted primarily of the net loss for the nine-month period ended September 30, 2004 of $10.8 million and a net change of $357,000 in operating assets and liabilities.  This was partially offset by amortization of premium / discount on investment of $750,000, depreciation of $532,000, other stock-based compensation charges of $473,000 and the issuance of common stock in connection with a license agreement of $234,000.  For the nine months ended September 30, 2003, net cash used for operating activities was $5.8 million and consisted primarily of the net loss for the nine-month period ended September 30, 2003 of $8.8 million and a net gain on disposal of property and equipment of $112,000.  This was partially offset by a net change of $1.3 million in operating assets and liabilities, amortization of premium / discount on investment of $809,000, depreciation of $647,000 and amortization of deferred stock compensation of $382,000

Net cash provided by investing activities was $4.8 million for the nine months ended September 30, 2004 and was primarily comprised of proceeds associated with maturities of investments of $20.1 million partially offset by cash used to purchase investments of $16.1 million.  For the nine months ended September 30, 2003, net cash provided by investing activities was $101,000 and was primarily comprised of proceeds associated with maturities of investments and from disposal of property and equipment of $31.8 million and 216,000, respectively.  This was partially offset by cash used to purchase investments of $31.9 million

Net cash provided by financing activities for the nine-month periods ended September 30, 2004 and 2003 was $413,000 and $117,000, respectively.  Proceeds from both years were solely related to the issuance of common stock.

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

Our partner, Edwards Lifesciences, recently initiated Phase I clinical testing in our lead ZFP Therapeutic program.  This is the first time that ZFP Therapeutics will have been tested in humans. If our lead ZFP Therapeutic fails its initial safety study, it could damage our ability to attract new investors and corporate partners. Edwards Lifesciences filed an investigational new drug (IND) application with the U.S. Food and Drug Administration (FDA) on February 10, 2004. Under the FDA’s review process, the FDA had 30 days to comment on the IND filing. The IND application completed the 30-day review period and is now active.  The principal investigator initiated the Phase I clinical trial in August 2004. The Phase I study of our lead therapeutic will be a highly visible test of the Company’s ZFP Therapeutic approach. Since we have increased our focus on ZFP Therapeutic research and development, investors will increasingly assess the value of the Company’s technology based on the continued progress of ZFP Therapeutic products into and through clinical trials. If the initial safety study of our lead therapeutic was halted due to safety concerns, this would negatively affect the value of the Company’s stock.

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

We are at the development phase of operations and may not succeed or become profitable. We began operations in 1995 and are in the early phases of ZFP Therapeutic product development. We have incurred significant losses to date and our revenues have been generated from Enabling Technology agreements, strategic partners, and federal government research grants. In 2003, we began placing more emphasis on higher-value therapeutic product development and related strategic partnerships and less emphasis on our Universal GeneTools® collaborations. This shift in emphasis has the potential to increase the return on investment to our stockholders by allocating capital resources to higher value, therapeutic product development activities. At the same time, it increases our financial risk by increasing expenses associated with product development. In addition, the preclinical or clinical failure of any single product may have a significant effect on the actual or perceived value of our shares. Our business is subject to all of the risks inherent in the development of a new technology, which include the need to:

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

We anticipate continuing to incur operating losses for the next several years. If material losses continue for a significant period, we may be unable to continue our operations. We have generated operating losses since we began operations in 1995. The extent of our future losses and the timing of profitability are uncertain, and we expect to incur losses for the foreseeable future. We have been engaged in developing our ZFP TF technology since inception, which has and will continue to require significant research and development expenditures. To date, we have generated our revenues from Universal GeneTools® collaboration agreements, strategic partnering agreements, and federal government research grants. As of September 30, 2004, we had an accumulated deficit of approximately $94.1 million. We expect to incur losses for the foreseeable future. These losses will increase as we expand and extend our research and development activities into human therapeutic product development. If the time required to generate significant product revenues and achieve profitability is longer than we currently anticipate, we may not be able to sustain our operations.

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

Failure to attract, retain, and motivate skilled personnel and cultivate key academic collaborations will delay our product development programs and our research and development efforts. We are a small company with 54 full-time employees as of November 15, 2004, and our success depends on our continued ability to attract, retain, and motivate highly qualified management and scientific personnel and our ability to develop and maintain important relationships with leading research and academic institutions and scientists. Competition for personnel and academic and other research collaborations is intense. The success of our technology development programs depends on our ability to attract and retain highly trained personnel.  We have experienced a rate of employee turnover that we believe is typical of emerging biotechnology companies. If we lose the services of personnel with the necessary skills, it could significantly impede the achievement of our research and development objectives. We are not presently aware of any plans of specific employees to retire or otherwise leave the company. If we fail to negotiate additional acceptable collaborations with academic and other research institutions and scientists, or if our existing collaborations are unsuccessful, our ZFP Therapeutic development programs may be delayed or may not succeed.

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

The following table represents the fair value balance of our cash, cash equivalents and marketable securities by year of expected maturity that are subject to interest rate risk as of September 30, 2004 (in thousands, except for interest rates):

	2004	2005	2006
Cash and cash equivalents	$6,621	$—	$—
Average interest rates	1.4%	—%	—%

Marketable securities	$14,826	$11,025	$2,567
Average interest rates	1.42%	1.65%	2.10%

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

PART II. OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

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

From the time of receipt through September 30, 2004, Sangamo has used the net proceeds from its initial public offering of common stock to invest in short-term and long-term, interest bearing, investment-grade securities and has used its existing cash balances to fund general operations.   The proceeds are being used for general corporate purposes, including working capital and product development.  A portion of the net proceeds will also be used to acquire or invest in complementary businesses or products or to obtain the right to use complementary technologies.  Sangamo has no agreements or commitments with respect to any such acquisition and is not currently engaged in any material negotiations with respect to any such transaction.

On September 8, 2004 we entered into an agreement with the University of Utah research foundation whereby we received a license to certain patent rights in exchange for an issue fee of 25,000 shares of unregistered common stock of Sangamo valued at $106,250 and a payment of $10,317. Sangamo relied on the exemption from registration provided by Section 4(2) of the Securities Act of 1933.

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

SANGAMO BIOSCIENCES, INC.  Dated: November 15, 2004

/s/ Greg S. Zante
Greg S. Zante
Senior Director, Finance and Administration
(Principal Financial and Accounting Officer)