Form 10-Q
period 2005-03-31
SANGAMO BIOSCIENCES INC
filed 2005-05-10
CIK 1001233

FORM 10-Q

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

       (Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

Yes ☑  No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☑  No ☐

     As of May 5, 2005, 25,379,967 shares of the issuer’s common stock, par value $0.01 per share, were outstanding.

INDEX

SANGAMO BIOSCIENCES, INC.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

Condensed Consolidated Balance Sheets at March 31, 2005 and December 31, 2004

Condensed Consolidated Statements of Operations for the Three Months Ended March 31, 2005 and 2004

Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2005 and 2004

Notes to Condensed Consolidated Financial Statements

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Item 4.	Controls and Procedures

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Item 6.	Exhibits

SIGNATURES

CERTIFICATIONS
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32.1

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

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SANGAMO BIOSCIENCES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	March 31,	December 31,
	2005	2004 (1)
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$7,620	$8,626
Marketable securities	22,179	24,634
Interest receivable	207	260
Accounts receivable, net	226	569
Prepaid expenses	289	287

Total current assets	30,521	34,376
Property and equipment, net	268	318
Other assets	29	31

Total assets	$30,818	$34,725

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued liabilities	$628	$906
Accrued compensation and employee benefits	412	657
Deferred revenue	724	785

Total current liabilities	1,764	2,348

Stockholders’ equity:
Common stock, $0.01 par value; 80,000,000 shares authorized, 25,355,571 and 25,271,059 shares issued and outstanding at March 31, 2005 and December 31, 2004, respectively	129,654	129,482
Accumulated deficit	(100,668)	(97,115)
Accumulated other comprehensive income	68	10

Total stockholders’ equity	29,054	32,377

Total liabilities and stockholders’ equity	$30,818	$34,725

(1)	Amounts derived from Audited Consolidated Statements dated December 31, 2004 filed as a part of Form 10-K.

See accompanying notes.

SANGAMO BIOSCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three months ended
	March 31,
	2005	2004
Revenues:
Collaboration agreements	$180	$734
Federal government research grants	76	77

Total revenues	256	811

Operating expenses:
Research and development (excludes $100 and $182 of stock-based compensation expense for the three months ended March 31, 2005 and 2004, respectively)	2,595	2,811

General and administrative (excludes $1 and $0 of stock-based compensation expense for the three months ended March 31, 2005 and 2004, respectively)	1,140	997
Stock-based compensation expense	101	182

Total operating expenses	3,836	3,990

Loss from operations	(3,580)	(3,179)
Interest and other income, net	27	237

Net loss	$(3,553)	$(2,942)

Basic and diluted net loss per share	$(0.14)	$(0.12)

Shares used in computing basic and diluted net loss per share	25,337	24,977

See accompanying notes.

SANGAMO BIOSCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three months ended
	March 31,
	2005	2004
Operating Activities:
Net loss	$(3,553)	$(2,942)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	78	196
Amortization of premium / discount on investment	114	299
Realized loss on investment	68	—
Issuance of common stock in connection with license agreement	—	234
Stock-based compensation	101	182
Changes in operating assets and liabilities:
Interest receivable	53	83
Accounts receivable	343	422
Prepaid expenses and other assets	—	68
Accounts payable and accrued liabilities	(278)	(397)
Accrued compensation and employee benefits	(245)	(225)
Deferred revenue	(61)	(34)

Net cash used in operating activities	(3,380)	(2,114)
Investing Activities:
Purchases of investments	(6,124)	(5,088)
Maturities of investments	8,455	6,753
Purchases of property and equipment	(28)	(10)

Net cash provided by investing activities	2,303	1,655
Financing Activities:
Proceeds from issuance of common stock	71	167

Net cash provided by financing activities	71	167
Net decrease in cash and cash equivalents	(1,006)	(292)
Cash and cash equivalents, beginning of period	8,626	9,803

Cash and cash equivalents, end of period	$7,620	$9,511

See accompanying notes.

SANGAMO BIOSCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
March 31, 2005

NOTE 1-BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements of Sangamo Biosciences, Inc. (“Sangamo” or the “Company”) have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The condensed consolidated financial statements include the accounts of Sangamo and its wholly-owned subsidiary, Gendaq Limited, after elimination of all material intercompany balances and transactions. Operating results for the three-months ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. These financial statements should be read in conjunction with the financial statements and footnotes thereto for the year ended December 31, 2004, included in Sangamo’s Form 10-K as filed with the SEC.

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

STOCK-BASED COMPENSATION

     Sangamo accounts for employee and director stock options using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and has adopted the disclosure-only alternative of FAS No. 123, “Accounting for Stock-Based Compensation.” Stock options granted to non-employees, including Scientific Advisory Board Members, are accounted for in accordance with Emerging Issues Task Force Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services,” which requires the value of such options to be measured and compensation expenses to be recorded as they vest over a performance period. The fair value of such options is determined using the Black-Scholes model. The following table illustrates, pursuant to FAS No. 123, as amended by FAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure,” the effect on net loss and related net loss per share had compensation cost for stock-based employee compensation plans been determined based upon the fair value method prescribed under FAS No. 123:

	Three months ended
	March 31,
	2005	2004
Net loss:
As reported	$(3,553)	$(2,942)
Add: stock-based employee compensation expense included in reported net loss	—	1
Less: stock-based employee compensation expense determined under the fair value based method	(209)	(184)

Pro forma net loss	$(3,762)	$(3,125)

Basic and diluted net loss per share:
As reported	$(0.14)	$(0.12)

Pro forma	$(0.15)	$(0.13)

     The above pro forma effects may not be representative of that to be expected in future periods, due to subsequent events including additional grants and related vesting. The fair values for all options granted in the three-month periods ended March 31, 2005 and 2004 were estimated at the date of grant using the Black-Scholes method with the following weighted-average assumptions:

	Three months ended
	March 31,
	2005	2004
Risk-free interest rate	4.2%	2.8%
Expected life of option	3 years	5 years
Expected dividend yield of stock	0.0%	0.0%
Expected volatility	1.0	1.1

NOTE 2-BASIC AND DILUTED NET LOSS PER SHARE

     Basic and diluted net loss per share have been computed using the weighted-average number of shares of common stock outstanding during the period. Weighted-average shares outstanding used to calculate the reported net loss per common share were equal to shares used to compute basic and diluted net loss per common share.

NOTE 3-COMPREHENSIVE LOSS

     Comprehensive loss is comprised of net loss and other comprehensive income (loss). Other comprehensive loss includes certain changes in stockholders’ equity that are excluded from net loss, which includes unrealized gains and losses on our available-for-sale securities and foreign currency translation adjustments. Comprehensive loss and its components are as follows (in thousands):

	Three months ended
	March 31,
	2005	2004
Net loss	$(3,553)	$(2,942)
Changes in unrealized gain on securities available-for-sale	58	49

Comprehensive loss	$(3,495)	$(2,893)

NOTE 4-MAJOR CUSTOMERS, PARTNERSHIPS AND STRATEGIC ALLIANCES

Strategic Partnership with Edwards Lifesciences Corporation

     In January 2000, we announced a therapeutic product development collaboration with Edwards Lifesciences Corporation. Under the agreement, we have licensed to Edwards, on a worldwide, exclusive basis, ZFP Therapeutics for use in the activation of VEGFs and VEGF receptors in ischemic cardiovascular and vascular diseases. Edwards purchased a $5.0 million note that converted, together with accrued interest, into 333,333 shares of common stock at the time of our initial public offering (IPO) at the IPO price. In March 2000, Edwards purchased a $7.5 million convertible note in exchange for a right of first refusal for three years to negotiate a license for additional ZFP Therapeutics in cardiovascular and peripheral vascular diseases. That right of first refusal was not exercised and terminated in March 2003. Together with accrued interest, this note converted into common stock at the time of our initial public offering at the IPO price. Through 2001, we received $2 million in research funding from Edwards and a $1.4 million milestone payment for delivery of a lead ZFP Therapeutic product candidate. In November 2002, Edwards signed an amendment to the original agreement and agreed to provide up to $3.5 million in research and development funding, including $2.95 million for research and development activities performed in 2002 and 2003. The filing of the IND for PAD in 2004, and the achievement of other research-related milestones in 2003, triggered a total of $1.0 million in milestone payments from Edwards Lifesciences in the first quarter of 2004. Revenues attributable to milestone achievement and collaborative research and development performed under the Edwards agreements were approximately $608,000 for the three-month period ended March 31, 2004, representing 75% of total revenues earned by Sangamo for that period. There were no revenues in connection with the Edwards agreements during the three-month period ended March 31, 2005. There were no related costs or expenses incurred for services performed under the Edwards agreements for the three-month periods ended March 31, 2005 or 2004. We have no future commitments related to these agreements.

     Our License Agreement with Edwards Lifesciences provides Edwards with exclusive rights “for the activation of VEGF and VEGF receptors for the treatment and prevention of ischemic cardiovascular and vascular disease in humans.” We have retained all rights to use our technology for all therapeutic applications of VEGF activation outside of ischemic cardiovascular and vascular diseases, including use in wound healing and neurological disorders. Edwards has stated that their rights may include diabetic neuropathy. We believe diabetic neuropathy is a neurological disease and not an ischemic vascular disease and therefore is outside the scope of the Edwards License. The Company and Edwards are in discussions regarding this issue.

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

     In January 2005, we announced a research collaboration agreement with Pfizer Inc to develop enhanced cell lines for protein pharmaceutical production. Under the terms of the agreement, Pfizer is funding research at Sangamo and Sangamo will provide our proprietary ZFP technology for Pfizer to assess its feasibility for use in mammalian cell-based protein production. We will generate novel cell lines and vector systems for enhanced protein production as well as novel technology for rapid creation of new production cell lines. During the three-month period ended March 31, 2005, we received $500,000 in research-related funding under the agreement with Pfizer. Revenues attributable to collaborative research and development performed under the Pfizer agreement were $125,000 for the three-month period ended March 31, 2005, representing 49% of total revenues earned by Sangamo during that period. As of March 31, 2005 accounts receivable from Pfizer represented 66% of our total accounts receivable balance.

Enabling Technology Agreements for Regenerative Medicine

     In September 2004, Sangamo announced that it had entered into an agreement with LifeScan, Inc., a Johnson & Johnson company. The agreement provides LifeScan with Sangamo’s ZFP TFs for use in a program to develop therapeutic cell lines as a potential treatment for diabetes. In December 2004, this agreement was expanded to include additional targets important in diabetes. The agreements represented Sangamo’s first collaboration in the field of regenerative medicine. During the three-month period ended March 31, 2005, revenues attributable to collaborative research and development performed under the LifeScan agreement were approximately $55,000, representing 21% of total revenues earned by Sangamo during that period.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The discussion in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contains trend analysis, estimates and other forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements include, without limitation, statements containing the words “believes,” “anticipates,” “expects,” “continue,” and other words of similar import or the negative of those terms or expressions. Such forward-looking statements are subject to known and unknown risks, uncertainties, estimates and other factors that may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Actual results could differ materially from those set forth in such forward-looking statements as a result of, but not limited to, the “Risks Related to Our Business” described below. You should read the following discussion and analysis along with the “Selected Financial Data” and the financial statements and notes attached to those statements included elsewhere in this report.

Overview

     We were incorporated in June 1995. From our inception through March 31, 2005, our activities related primarily to establishing and operating a biotechnology research and development organization and developing relationships with our corporate collaborators. Our scientific and business development endeavors currently focus on the engineering of novel zinc finger DNA binding proteins (ZFPs) for the regulation and modification of genes. We have incurred net losses since inception and expect to incur losses in the future as we continue our research and development activities. To date, we have funded our operations primarily through the issuance of equity securities, borrowings, payments from federal government research grants and from corporate collaborators and strategic partners. As of March 31, 2005, we had an accumulated deficit of $100.7 million.

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

     During 2004, we began placing more emphasis on higher-value therapeutic product development and related strategic partnerships and less emphasis on our Universal GeneTools® collaborations. We believe this shift in emphasis has the potential to increase the return on investment to our stockholders by allocating capital resources to higher value, therapeutic product development activities. At the same time, it may reduce our revenues over the next several years and it increases our financial risk by increasing expenses associated with product development. During the first quarter of 2005, we filed an Investigational New Drug (IND) application with the U.S. Food and Drug Administration (FDA) and have now initiated our own Phase I clinical trial of a ZFP Therapeutic in patients with diabetic neuropathy. Development of novel therapeutic products is costly and is subject to a lengthy and uncertain regulatory process by the FDA. Our future products are gene-based therapeutics. Adverse events in both our own clinical program and other programs in gene therapy may have a negative impact on regulatory approval, the willingness of potential commercial partners to enter into agreements and the perception of the public.

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

RESULTS OF OPERATIONS

Three months ended March 31, 2005 and 2004

Revenues

	Three months ended March 31,
	(in thousands, except percentage values)
	2005	2004	Change	%
Revenues:
Collaboration agreements	$180	$734	$(554)	(75)%
Federal government research grants	76	77	(1)	(1)%

Total revenues	$256	$811	$(555)	(68)%

     We are increasing the emphasis of our research and development activities on ZFP Therapeutics and are moving away from our historic emphasis on Enabling Technology agreements. Over the next several years, this change in resource allocation will reduce our revenues.

     Total revenues decreased to $256,000 for the three months ended March 31, 2005 from $811,000 in the corresponding period in 2004. The decrease for the three months ended March 31, 2005 was principally due to a decrease of $608,000 in revenue from Edwards Lifesciences. The Company received a $600,000 milestone payment in the quarter ended March 31, 2004. We anticipate continued revenues from collaboration agreements through the end of 2005, and we have applied for, and plan to continue to apply for, federal government research grants in the future to support the development of applications of our technology platform. Although we have negotiated collaboration agreements and received federal government research grants in the past, we cannot assure you that these efforts will be successful in the future.

Operating Expenses

	Three months ended March 31,
	(in thousands, except percentage values)
	2005	2004	Change	%
Operating Expenses:
Research and development	$2,595	$2,811	$(216)	(8)%
General and administrative	1,140	997	143	14%
Stock-based compensation	101	182	(81)	(45)%

Total operating expenses	$3,836	$3,990	$(154)	(4)%

Research and development

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

     Research and development expenses for the first quarter of 2005 decreased to $2.6 million compared to $2.8 million for the first quarter of 2004. The decrease in research and development expenses for the three months ended March 31, 2005 was primarily attributable to licensing expenses of approximately $234,000 in connection with the acquisition of certain assets and intellectual property rights from Stell, Inc. in the first quarter of 2004. Additionally, expenses related to patent prosecution and trademark licenses decreased by approximately $130,000 during the first quarter of 2005. This was partially offset by higher laboratory supplies usage of approximately $170,000 during the first quarter of 2005.

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

     General and administrative expenses were $1.1 million in the three months ended March 31, 2005, as compared to $997,000 during the corresponding period in 2004. This increase is primarily related to higher expenses associated with professional services in connection with compliance with Section 404 of the Sarbanes-Oxley Act of 2002.

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

     Stock-based compensation expense for the quarter-ended March 31, 2005 was $101,000 compared to $182,000 for the comparable quarter in 2004. The decrease was primarily attributable to lower non-employee stock-based compensation expense. This was partially offset by higher amortization expense related to deferred compensation for stock options issued prior to the Company’s initial public offering in 2000.

Interest income, net

	Three months ended March 31,
	(in thousands, except percentage values)
	2005	2004	Change	%
Interest and other income, net	$27	$237	$(210)	(89)%

     Interest and other income, net, decreased to $27,000 for the three months ended March 31, 2005 from $237,000 in the corresponding period in 2004. The decrease was primarily related to a foreign currency translation loss of approximately $85,000 during the quarter-ended March 31, 2005 versus a foreign currency translation gain of approximately $82,000 during the first quarter of 2004. Additionally, an other than temporary loss on investments of approximately $68,000 was recorded in the first quarter of 2005.

Liquidity and Capital Resources

     Since inception, we have financed our operations primarily through the sale of equity securities, payments from corporate collaborators, federal government research grants and financing activities such as a bank line of credit. As of March 31, 2005, we had cash, cash equivalents, investments and interest receivable totaling $30.0 million.

     Net cash used for operating activities was $3.4 million for the three months ended March 31, 2005. Net cash used consisted primarily of the net loss for the three-month period of $3.6 million and a net change of $188,000 in operating assets and liabilities. This was partially offset by amortization of premium / discount on investment of $114,000, other stock-based compensation charges of $101,000, depreciation of $78,000 and realized losses on investments of $68,000. For the three months ended March 31, 2004, net cash used for operating activities was $2.1 million. Net cash used consisted primarily of the net loss of $2.9 million. This was partially offset by amortization of premium / discount on investment of $299,000, the issuance of common stock in connection with a license agreement of $234,000, depreciation of $196,000 and other stock-based compensation charges of $181,000.

     Net cash provided by investing activities was $2.3 million for the three months ended March 31, 2005 and was primarily comprised of proceeds associated with maturities of investments of $8.5 million partially offset by cash used to purchase investments of $6.1 million. For the three months ended March 31, 2004, net cash provided by investing activities was $1.7 and was primarily comprised of proceeds associated with maturities of investments of $6.8 million partially offset by cash used to purchase investments of $5.1 million.

     Net cash provided by financing activities for the three-month periods ended March 31, 2005 and 2004 was $71,000 and $167,000, respectively. Proceeds from both years were solely related to the issuance of common stock.

     While we expect our rate of cash usage to increase in the future, in particular, in support of our product development endeavors, we believe that the available cash resources, funds received from corporate collaborators, strategic partners and federal government research grants will be sufficient to finance our operations at least through 2006.

RISKS FACTORS

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

We cannot predict whether or when we will obtain regulatory approval to commercialize our product candidates, therefore we cannot predict the timing of any future revenue from these product candidates. We cannot commercialize any of our product candidates to generate revenue until the appropriate regulatory authorities have reviewed and approved the applications for the product candidates. We cannot assure you that the regulatory agencies will complete their review processes in a timely manner or that we will obtain regulatory approval for any product candidate that we, or our collaborators, develop. Satisfaction of regulatory requirements typically takes many years, is dependent upon the type, complexity and novelty of the product and requires the expenditure of substantial resources. Regulatory approval processes outside the United States include all of the risks associated with the FDA approval process. In addition, we may experience delays or rejections based upon additional government regulation from future legislation or administrative action or changes in FDA policy during the period of product development, clinical trials and FDA regulatory review.

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

We are at the development phase of operations and may not succeed or become profitable. We began operations in 1995 and are in the early phases of ZFP Therapeutic product development. We have incurred significant losses and our net losses to date and our revenues have been generated from Enabling Technology agreements, strategic partners, and federal government research grants. Since 2004, we have placed more emphasis on higher-value therapeutic product development and related strategic partnerships. This shift in emphasis has the potential to increase the return on investment to our stockholders by allocating capital resources to higher value, therapeutic product development activities. At the same time, it increases our financial risk by increasing expenses associated with product development. In addition, the preclinical or clinical failure of any single product may have a significant effect on the actual or perceived value of our shares. Our business is subject to all of the risks inherent in the development of a new technology, which include the need to:

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

We anticipate continuing to incur operating losses for the next several years. If material losses continue for a significant period, we may be unable to continue our operations. We have generated operating losses since we began operations in 1995. The extent of our future losses and the timing of profitability are uncertain, and we expect to incur losses for the foreseeable future. We have been engaged in developing our ZFP TF technology since inception, which has and will continue to require significant research and development expenditures. To date, we have generated our revenues from Universal GeneTools® collaboration agreements, strategic partnering agreements, and federal government research grants. As of March 31, 2005, we had an accumulated deficit of approximately $100.7 million. We expect to incur losses for the foreseeable future. These losses will increase as we expand and extend our research and development activities into human therapeutic product development. If the time required to generate significant product revenues and achieve profitability is longer than we currently anticipate, we may not be able to sustain our operations.

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

Our stock price has been volatile and may continue to be volatile, which could result in substantial losses for investors. During the past two years, our common stock price has fluctuated significantly. Volatility in our common stock could cause stockholders to incur substantial losses. An active public market for our common stock may not be sustained, and the market price of our common stock may continue to be highly volatile. The market price of our common stock has fluctuated significantly in response to the following factors, some of which are beyond our control:

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

Our common stock is thinly traded, which means large transactions in our common stock may be difficult to conduct in a short time frame. We have a low volume of daily trades in our common stock on the Nasdaq National Market. For example, the average daily trading volume in our common stock on the Nasdaq National Market over the ten-day trading period prior to May 9, 2005 was less than 48,000 shares per day. Any large transactions in our common stock may be difficult to conduct and may cause significant fluctuations in the price of our common stock.

Failure to attract, retain, and motivate skilled personnel and cultivate key academic collaborations will delay our product development programs and our research and development efforts. We are a small company with 56 full-time employees as of April 29, 2005, and our success depends on our continued ability to attract, retain, and motivate highly qualified management and scientific personnel and our ability to develop and maintain important relationships with leading research and academic institutions and scientists. Competition for personnel and academic and other research collaborations is intense. The success of our technology development programs depends on our ability to attract and retain highly trained personnel and we have experienced a rate of employee turnover that we believe is typical of emerging biotechnology companies. If we lose the services of personnel with the necessary skills, it could significantly impede the achievement of our research and development objectives. We are not presently aware of any plans of specific employees to retire or otherwise leave the company. If we fail to negotiate additional acceptable collaborations with academic and other research institutions and scientists, or if our existing collaborations are unsuccessful, our ZFP Therapeutic development programs may be delayed or may not succeed.

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

     The following table represents the fair value balance of our cash, cash equivalents and marketable securities by year of expected maturity that are subject to interest rate risk as of March 31, 2005 (in thousands, except for interest rates):

	2005	2006
Cash and cash equivalents	$7,620	$—
Average interest rates	2.59%	—%

Marketable securities	$17,107	$5,072
Average interest rates	2.30%	3.00%

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     We are not party to any material litigation.

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

     From the time of receipt through March 31, 2005, Sangamo has used the net proceeds from its initial public offering of common stock to invest in short-term and long-term, interest bearing, investment-grade securities and has used its existing cash balances to fund general operations. The proceeds are being used for general corporate purposes, including working capital and product development. A portion of the net proceeds will also be used to acquire or invest in complementary businesses or products or to obtain the right to use complementary technologies. Sangamo has no agreements or commitments with respect to any such acquisition and is not currently engaged in any material negotiations with respect to any such transaction.

ITEM 6. EXHIBITS

     (a) Exhibits:

31.1	Form of Rule 13a – 14(a) Certification

31.2	Form of Rule 13a – 14(a) Certification

32.1	Certification Pursuant to 18 U.S.C. Section 1350.

SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SANGAMO BIOSCIENCES, INC. Dated: May 10, 2005

/s/ Greg S. Zante
Greg S. Zante
Senior Director, Finance and Administration (Principal Financial and Accounting Officer)