Form 10-Q
period 2005-06-30
SANGAMO BIOSCIENCES INC
filed 2005-08-09
CIK 1001233

FORM 10-Q
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
          (Mark One)
☑      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2005
OR
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
Yes ☑ No ☐
     As of August 8, 2005, 25,415,849 shares of the issuer’s common stock, par value $0.01 per share, were outstanding.

INDEX
SANGAMO BIOSCIENCES, INC.

PART I. FINANCIAL INFORMATION
Item 1.	Financial Statements (Unaudited)
Condensed Consolidated Balance Sheets at June 30, 2005 and December 31, 2004
Condensed Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2005 and 2004
Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2005 and 2004
Notes to Condensed Consolidated Financial Statements
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3.	Quantitative and Qualitative Disclosures about Market Risk
Item 4.	Controls and Procedures
PART II. OTHER INFORMATION
Item 1.	Legal Proceedings
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Item 4.	Submission of Matters to a Vote of Security Holders
Item 6.	Exhibits
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

PART 1. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
SANGAMO BIOSCIENCES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	June 30,	December 31,
	2005	2004 (1)
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$7,708	$8,626
Marketable securities	18,099	24,634
Interest receivable	227	260
Accounts receivable, net	227	569
Prepaid expenses	671	287

Total current assets	26,932	34,376
Property and equipment, net	349	318
Other assets	66	31

Total assets	$27,347	$34,725

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued liabilities	$462	$906
Accrued compensation and employee benefits	475	657
Deferred revenue	479	785

Total current liabilities	1,416	2,348

Stockholders’ equity:
Common stock, $0.01 par value; 80,000,000 shares authorized, 25,414,943 and 25,271,059 shares issued and outstanding at June 30, 2005 and December 31, 2004, respectively	129,906	129,482
Accumulated deficit	(104,048)	(97,115)
Accumulated other comprehensive income	73	10

Total stockholders’ equity	25,931	32,377

Total liabilities and stockholders’ equity	$27,347	$34,725

(1)	Amounts derived from Audited Consolidated Statements dated December 31, 2004 filed as a part of Form 10-K.
See accompanying notes.

SANGAMO BIOSCIENCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2005	2004	2005	2004
Revenues:
Collaboration agreements	$353	$34	$533	$768
Federal government research grants	65	98	141	175

Total revenues	418	132	674	943

Operating expenses:
Research and development (excludes $85 and $161 of stock-based compensation expense for the three months ended June 30, 2005 and 2004, respectively, and $185 and $343 of stock-based compensation expense for the six months ended June 30, 2005 and 2004, respectively)	2,726	2,268	5,321	5,079
General and administrative (excludes $1 and $0 of stock-based compensation expense for the six months ended June 30, 2005 and 2004, respectively)	1,063	1,100	2,203	2,097
Stock-based compensation expense	85	161	186	343

Total operating expenses	3,874	3,529	7,710	7,519

Loss from operations	(3,456)	(3,397)	(7,036)	(6,576)
Interest and other income, net	76	135	103	372

Net loss	$(3,380)	$(3,262)	$(6,933)	$(6,204)

Basic and diluted net loss per share	$(0.13)	$(0.13)	$(0.27)	$(0.25)

Shares used in computing basic and diluted net loss per share	25,391	25,128	25,364	25,052

See accompanying notes.

SANGAMO BIOSCIENCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six months ended
	June 30,
	2005	2004
Operating Activities:
Net loss	$(6,933)	$(6,204)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	149	383
Amortization of premium / discount on investment, net	191	571
Realized loss on investment	41	7
Issuance of common stock in connection with license agreement	—	234
Stock-based compensation	186	343
Changes in operating assets and liabilities:
Interest receivable	33	78
Accounts receivable	342	324
Prepaid expenses and other assets	(419)	(351)
Accounts payable and accrued liabilities	(444)	(293)
Accrued compensation and employee benefits	(182)	(168)
Deferred revenue	(306)	(68)

Net cash used in operating activities	(7,342)	(5,144)
Investing Activities:
Purchases of investments	(8,852)	(9,081)
Maturities of investments	15,218	11,824
Purchases of property and equipment	(181)	(10)

Net cash provided by investing activities	6,185	2,733
Financing Activities:
Proceeds from issuance of common stock	239	392

Net cash provided by financing activities	239	392
Net decrease in cash and cash equivalents	(918)	(2,019)
Cash and cash equivalents, beginning of period	8,626	9,803

Cash and cash equivalents, end of period	$7,708	$7,784

See accompanying notes.

SANGAMO BIOSCIENCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
June 30, 2005
NOTE 1-BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
BASIS OF PRESENTATION
     The accompanying unaudited condensed consolidated financial statements of Sangamo Biosciences, Inc. (“Sangamo” or the “Company”) have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The condensed consolidated financial statements include the accounts of Sangamo and its wholly-owned subsidiary, Gendaq Limited, after elimination of all material intercompany balances and transactions. Operating results for the six months ended June 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. These financial statements should be read in conjunction with the financial statements and footnotes thereto for the year ended December 31, 2004, included in Sangamo’s Form 10-K as filed with the SEC.
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

	Three months ended		Six months ended
	June 30,		June 30,
	2005	2004	2005	2004
Net loss:
As reported	$(3,380)	$(3,262)	$(6,933)	$(6,204)
Add: stock-based employee compensation included in reported net loss	—	—	—	1
Less: stock-based employee compensation expense determined under the fair value based method	(371)	(865)	(579)	(1,049)

Pro forma net loss	$(3,751)	$(4,127)	$(7,512)	$(7,252)

Basic and diluted net loss per share:
As reported	$(0.13)	$(0.13)	$(0.27)	$(0.25)

Pro forma	$(0.15)	$(0.16)	$(0.30)	$(0.29)

     The above pro forma effects may not be representative of that to be expected in future periods, due to subsequent events including additional grants and related vesting. The fair values for all options granted in the three-month and six-month periods ended June 30, 2005 and 2004 were estimated at the date of grant using the Black-Scholes method with the following weighted-average assumptions:

	Three months ended		Six months ended
	June 30,		June 30,
	2005	2004	2005	2004
Risk-free interest rate	3.7%	3.9%	3.8%	3.7%
Expected life of option	5.0 years	5.0 years	4.5 years	5.0 years
Expected dividend yield of stock	0.0%	0.0%	0.0%	0.0%
Expected volatility	1.0	1.0	1.0	1.0

RECENT ACCOUNTING PRONOUNCEMENTS
     In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123R, “Share Based Payment” (“SFAS 123R”). This statement is a revision to SFAS 123, supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and amends SFAS No. 95, “Statement of Cash Flows.” SFAS 123R requires a public entity to expense the cost of employee services received in exchange for an award of equity instruments. SFAS 123R also provides guidance on valuing and expensing these awards, as well as disclosure requirements of these equity arrangements. SFAS 123R is effective for the fiscal years beginning after June 15, 2005. The Company will be required to adopt SFAS 123R at the beginning of the first quarter of 2006. SFAS 123R permits public companies to choose between the following two adoption methods:
1.	A “modified prospective” method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS 123R for all share-based payments granted after the effective date and (b) based on the requirements of SFAS 123 for all awards granted to employees prior to the effective date of SFAS 123R that remain unvested on the effective date; or

2.	A “modified retrospective” method which includes the requirements of the modified prospective method described above, but also permits entities to restate based on the amounts previously recognized under SFAS 123 for purposes of pro forma disclosures either (a) all prior periods presented or (b) prior interim periods of the year of adoption.
     As permitted by SFAS 123, the Company currently accounts for share-based payments to employees using APB Opinion No. 25’s intrinsic value method and, as such, the Company generally recognizes no compensation cost for employee stock options. The impact of the adoption of SFAS 123R cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, valuation of employee stock options under SFAS 123R is similar to SFAS 123, with minor exceptions. The impact on the results of operations and earnings per share had the Company adopted SFAS 123 is described in the stock-based compensation section above. Accordingly, the adoption of SFAS 123R’s fair value method will have a significant impact on the Company’s results of operations, although it will have no impact on the Company’s overall financial position. SFAS 123R also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. The Company has not yet completed the analysis of the ultimate impact that this new pronouncement will have on the results of operations, nor the method of adoption for this new standard.
NOTE 2-BASIC AND DILUTED NET LOSS PER SHARE
     Basic and diluted net loss per share has been computed using the weighted-average number of shares of common stock outstanding during the period. Weighted-average shares outstanding used to calculate the reported net loss per common share was equal to shares used to compute basic and diluted net loss per common share.
NOTE 3-COMPREHENSIVE LOSS
     Comprehensive loss is comprised of net loss and other comprehensive income (loss). Other comprehensive loss includes certain changes in stockholders’ equity that are excluded from net loss, which includes unrealized gains and losses on our available-for-sale securities and foreign currency translation adjustments. Comprehensive loss and its components are as follows (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2005	2004	2005	2004
Net loss	$(3,380)	$(3,262)	$(6,933)	$(6,204)
Changes in unrealized gain (loss) on securities available-for-sale	5	(159)	63	(110)

Comprehensive loss	$(3,375)	$(3,421)	$(6,870)	$(6,314)

NOTE 4-MAJOR CUSTOMERS, PARTNERSHIPS AND STRATEGIC ALLIANCES
Strategic Partnership with Edwards Lifesciences Corporation
     In January 2000, we announced a therapeutic product development collaboration with Edwards Lifesciences Corporation. Under the agreement, we have licensed to Edwards, on a worldwide, exclusive basis, ZFP Therapeutics for use in the activation of VEGFs and VEGF receptors in ischemic cardiovascular and vascular diseases. Edwards purchased a $5.0 million note that converted, together with accrued interest, into 333,333 shares of common stock at the time of our initial public offering (IPO) at the IPO price. In March 2000, Edwards purchased a $7.5 million convertible note in exchange for a right of first refusal for three years to negotiate a license for additional ZFP Therapeutics in cardiovascular and peripheral vascular diseases. That right of first refusal was not exercised and terminated in March 2003. Together with accrued interest, this note converted into common stock at the time of our initial public offering at the IPO price. Through 2001, we received $2 million in research funding from Edwards and a $1.4 million milestone payment for delivery of a lead ZFP Therapeutic product candidate. In November 2002, Edwards signed an amendment to the original agreement and agreed to provide up to $3.5 million in research and development funding, including $2.95 million for research and development activities performed in 2002 and 2003. The filing of the IND for PAD in 2004, and the achievement of other research-related milestones in 2003, triggered a total of $1.0 million in milestone payments from Edwards Lifesciences in the first quarter of 2004. There were no revenues attributable to milestone achievement and collaborative research and development performed under the Edwards agreements for both the three-month and six-month periods ended June 30, 3005. Revenues attributable to milestone achievement and collaborative research and development performed under the Edwards agreements were approximately $8,000 for the three-month period ended June 30, 2004. Revenues attributable to milestone achievement and collaborative research and development performed under the Edwards agreements were approximately $608,000 for the six-month period ended June 30, 2004, representing approximately sixty-four percent of total revenues earned by Sangamo for that period.
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

Enabling Technology Agreements for Pharmaceutical Protein Production
     In January 2005, we announced a research collaboration agreement with Pfizer Inc to develop enhanced cell lines for protein pharmaceutical production. Under the terms of the agreement, Pfizer is funding research at Sangamo and Sangamo will provide our proprietary ZFP technology for Pfizer to assess its feasibility for use in mammalian cell-based protein production. We will generate novel cell lines and vector systems for enhanced protein production as well as novel technology for rapid creation of new production cell lines. Revenues attributable to collaborative research and development performed under the Pfizer agreement were $298,000 for the three-month period ended June 30, 2005, representing 71% of total revenues earned by Sangamo during that period. Revenues attributable to collaborative research and development performed under the Pfizer agreement were $423,000 for the six-month period ended June 30, 2005, representing 63% of total revenues earned by Sangamo during that period. As of June 30, 2005 accounts receivable from Pfizer represented 66% of our total accounts receivable balance.
Enabling Technology Agreements for Regenerative Medicine
     In September 2004, Sangamo announced that it had entered into an agreement with LifeScan, Inc., a Johnson & Johnson company. The agreement provides LifeScan with Sangamo’s ZFP TFs for use in a program to develop therapeutic cell lines as a potential treatment for diabetes. In December 2004, this agreement was expanded to include additional targets important in diabetes. The agreements represented Sangamo’s first collaboration in the field of regenerative medicine. During the three-month period ended June 30, 2005, revenues attributable to collaborative research and development performed under the LifeScan agreement were approximately $55,000, representing 13% of total revenues earned by Sangamo during that period. Revenues attributable to collaborative research and development performed under the LifeScan agreement were $110,000 for the six-month period ended June 30, 2005, representing 16% of total revenues earned by Sangamo during that period.

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
Overview
     We were incorporated in June 1995. From our inception through June 30, 2005, our activities related primarily to establishing and operating a biotechnology research and development organization and developing relationships with our corporate collaborators. Our scientific and business development endeavors currently focus on the engineering of novel zinc finger DNA binding proteins (ZFPs) for the regulation and modification of genes. We have incurred net losses since inception and expect to incur losses in the future as we continue our research and development activities. To date, we have funded our operations primarily through the issuance of equity securities, borrowings, payments from federal government research grants and from corporate collaborators and strategic partners. As of June 30, 2005, we had an accumulated deficit of $104 million.
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

RESULTS OF OPERATIONS
Three months ended June 30, 2005 and 2004
Revenues

	Three months ended June 30,				Six months ended June 30,
	(in thousands, except percentage values)				(in thousands, except percentage values)
	2005	2004	Change	%	2005	2004	Change	%
Revenues:
Collaboration agreements	$353	$34	$319	938%	$533	$768	$(235)	(31)%
Federal government research grants	65	98	(33)	(34)%	141	175	(34)	(19)%

Total revenues	$418	$132	$286	216%	$674	$943	$(269)	(29)%

     We are increasing the emphasis of our research and development activities on ZFP Therapeutics and are moving away from our historic emphasis on Enabling Technology agreements. Over the next several years, this change in resource allocation will reduce our revenues.
     Total revenues increased to $418,000 for the three months ended June 30, 2005 from $132,000 in the corresponding period in 2004. The increase of $286,000 for the three months ended June 30, 2005 was principally due to revenue in connection with the Company’s Enabling Technology Agreement with Pfizer, Inc of $298,000. The decrease for the six months ended June 30, 2005 of $269,000 was principally due to a decrease in revenue from Edwards Lifesciences of $608,000 related primarily to a $600,000 milestone payment in the quarter ended March 31, 2004. This was partially offset by revenue in connection with the Company’s Enabling Technology Agreement with Pfizer, Inc. of $423,000. We anticipate continued revenues from collaboration agreements through the end of 2005, and we have applied for, and plan to continue to apply for, federal government research grants in the future to support the development of applications of our technology platform. Although we have negotiated collaboration agreements and received federal government research grants in the past, we cannot assure you that these efforts will be successful in the future.
Operating Expenses

	Three months ended June 30,				Six months ended June 30,
	(in thousands, except percentage values)				(in thousands, except percentage values)
	2005	2004	Change	%	2005	2004	Change	%
Operating Expenses:
Research and development	$2,726	$2,268	$458	20%	$5,321	$5,079	$242	5%
General and administrative	1,063	1,100	(37)	(3)%	2,203	2,097	106	5%
Stock-based compensation	85	161	(76)	(47)%	186	343	(157)	(46)%

Total expenses	$3,874	$3,529	$345	10%	$7,710	$7,519	$191	3%

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
Research and development expenses for the second quarter of 2005 increased to $2.7 million compared to $2.3 million for the second quarter of 2004. The increase in research and development expenses for the three months ended June 30, 2005 was primarily attributable to increased expenses in connection with manufacturing and development efforts of $301,000, primarily associated with our diabetic neuropathy program, and increased expenses related to patent prosecution and trademark licenses of approximately $176,000. Research and development expenses for the six months ended June 30, 2005 increased to $5.3 million compared to $5.1 million in the comparable period of 2004. The increase in research and development expenses for the six-month period ended June 30, 2005 of $242,000 was primarily attributable to increased expenses in connection with manufacturing and development efforts of

$448,000, primarily associated with our diabetic neuropathy program, and increased expenses associated with laboratory supplies of $211,000. This was partially offset by decreased licensing expenses of approximately $198,000, primarily attributable to the acquisition of certain assets and intellectual property rights from Stell, Inc. in the first quarter of 2004, and decreased facility-related expenses of $142,000.
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
General and administrative expenses were $1.1 million in the three months ended June 30, 2005 and 2004, respectively. General and administrative expenses were $2.2 million in the six-month period ended June 30, 2005 compared to $2.1 million during the same period of 2004. The increase during the six-month period ended June 30, 2005 is primarily related to higher expenses associated with professional services in connection with compliance with Section 404 of the Sarbanes-Oxley Act of 2002.
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
     Stock-based compensation expense for the quarter-ended June 30, 2005 was $85,000 compared to $161,000 for the comparable quarter in 2004. The decrease was primarily attributable to lower non-employee stock-based compensation expense. This was partially offset by higher amortization expense related to deferred compensation for stock options issued prior to the Company’s initial public offering in 2000. Stock-based compensation expense for the six-month period ended June 30, 2005 was $186,000 compared to $343,000 for the comparable period in 2004. The decrease was attributable to higher non-employee stock-based compensation expense partially offset by lower amortization expense related to deferred compensation for stock options issued prior to the Company’s initial public offering in 2000.
Interest income, net

	Three months ended June 30,				Six months ended June 30,
	(in thousands, except percentage values)				(in thousands, except percentage values)
	2005	2004	Change	%	2005	2004	Change	%
Interest and other income, net	$76	$135	$(59)	(44)%	$103	$372	$(269)	(72)%
Interest and other income, net, decreased to $76,000 for the three months ended June 30, 2005 from $135,000 in the corresponding period in 2004. The decrease of $59,000 was primarily related to a larger foreign currency translation loss of approximately $102,000 during the second quarter-ended June 30, 2005. Interest and other income, net, decreased to $103,000 for the six months ended June 30, 2005 from $372,000 in the corresponding period in 2004. The decrease of $269,000 primarily resulted from a foreign currency translation loss of approximately $221,000 during the six-months ended June 30, 2005 versus a foreign currency translation gain of approximately $49,000 during the six months ended June 30, 2004.

Liquidity and Capital Resources
     Since inception, we have financed our operations primarily through the sale of equity securities, payments from corporate collaborators, federal government research grants and financing activities such as a bank line of credit. As of June 30, 2005, we had cash, cash equivalents, investments and interest receivable totaling $26.0 million.
     Net cash used for operating activities was $7.3 million for the six months ended June 30, 2005. Net cash used consisted primarily of the net loss for the three-month period of $6.9 million and a net change of $976,000 in operating assets and liabilities. This was partially offset by amortization of premium / discount on investment of $191,000, other stock-based compensation charges of $186,000, depreciation of $149,000 and realized losses on investments of $41,000. For the six months ended June 30, 2004, net cash used for operating activities was $5.1 million. Net cash used consisted primarily of the net loss of $6.2 million and a net change of $478,000 in operating assets and liabilities. This was partially offset by amortization of premium / discount on investment of $571,000, depreciation of $383,000, other stock-based compensation charges of $342,000 and the issuance of common stock in connection with a license agreement of $234,000.
     Net cash provided by investing activities was $6.2 million for the six months ended June 30, 2005 and was primarily comprised of proceeds associated with maturities of investments of $15.2 million partially offset by cash used to purchase investments of $8.9 million. For the six months ended June 30, 2004, net cash provided by investing activities was $2.7 and was primarily comprised of proceeds associated with maturities of investments of $11.8 million partially offset by cash used to purchase investments of $9.1 million.
     Net cash provided by financing activities for the six-month periods ended June 30, 2005 and 2004 was $239,000 and $392,000, respectively. Proceeds from both six month periods were solely related to the issuance of common stock.
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
Before commencing clinical trials in humans we, or our commercial partner, must submit an Investigational New Drug (IND) application to the FDA. The FDA has 30 days to comment on the IND. If the FDA does not comment on the IND we, or our commercial partner, may begin clinical trials.

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
The results of early Phase I trials are based on a small number of patients over a short period of time, and our success may not be indicative of results in a large number of patients or of long-term efficacy. The results in early phases of clinical testing are based upon limited numbers of patients and a limited follow-up period. For example, the results from the Phase I clinical trial, of our ZFP Therapeutic, SB-509 product, are expected to be available in the first half of 2006. The primary end point of the trial is clinical and laboratory safety, however we expect to be able to collect some preliminary efficacy data. Typically, our Phase I clinical trials for indications of safety enroll less than 50 patients. We anticipate that our Phase II clinical trials for efficacy would typically enroll approximately 100 patients. Actual results with more data points may not confirm favorable results from our earlier stage trials. A number of companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in late stage clinical trials even after achieving promising results in earlier stage clinical trials. In addition, we do not yet know if early results will have a lasting effect. If a larger population of patients does not experience positive results, or if these results do not have a lasting effect, our products may not receive approval from the FDA. Failure to demonstrate the safety and effectiveness of our gene based products in larger patient populations could have a material adverse effect on our business that would cause our stock price to decline significantly.

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
We anticipate continuing to incur operating losses for the next several years. If material losses continue for a significant period, we may be unable to continue our operations. We have generated operating losses since we began operations in 1995. The extent of our future losses and the timing of profitability are uncertain, and we expect to incur losses for the foreseeable future. We have been engaged in developing our ZFP TF technology since inception, which has and will continue to require significant research and development expenditures. To date, we have generated our revenues from Universal GeneTools® collaboration agreements, strategic partnering agreements, and federal government research grants. As of June 30, 2005, we had an accumulated deficit of approximately $104 million. We expect to incur losses for the foreseeable future. These losses will increase as we expand and extend our research and development activities into human therapeutic product development. If the time required to generate significant product revenues and achieve profitability is longer than we currently anticipate, we may not be able to sustain our operations.
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

Our common stock is thinly traded, which means large transactions in our common stock may be difficult to conduct in a short time frame. We have a low volume of daily trades in our common stock on the Nasdaq National Market. For example, the average daily trading volume in our common stock on the Nasdaq National Market over the ten-day trading period prior to August 9, 2005 was less than 54,000 shares per day. Any large transactions in our common stock may be difficult to conduct and may cause significant fluctuations in the price of our common stock.
Failure to attract, retain, and motivate skilled personnel and cultivate key academic collaborations will delay our product development programs and our research and development efforts. We are a small company with 54 full-time employees as of July 29, 2005, and our success depends on our continued ability to attract, retain, and motivate highly qualified management and scientific personnel and our ability to develop and maintain important relationships with leading research and academic institutions and scientists. Competition for personnel and academic and other research collaborations is intense. The success of our technology development programs depends on our ability to attract and retain highly trained personnel and we have experienced a rate of employee turnover that we believe is typical of emerging biotechnology companies. If we lose the services of personnel with the necessary skills, it could significantly impede the achievement of our research and development objectives. We are not presently aware of any plans of specific employees to retire or otherwise leave the company. If we fail to negotiate additional acceptable collaborations with academic and other research institutions and scientists, or if our existing collaborations are unsuccessful, our ZFP Therapeutic development programs may be delayed or may not succeed.
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
     The following table represents the fair value balance of our cash, cash equivalents and marketable securities by year of expected maturity that are subject to interest rate risk as of June 30, 2005 (in thousands, except for interest rates):

	2005	2006
Cash and cash equivalents	$7,708	$—
Average interest rates	2.41%	—%

Marketable securities	$14,307	$3,792
Average interest rates	2.31%	3.12%

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
     From the time of receipt through June 30, 2005, Sangamo has used the net proceeds from its initial public offering of common stock to invest in short-term and long-term, interest bearing, investment-grade securities and has used its existing cash balances to fund general operations. The proceeds are being used for general corporate purposes, including working capital and product development. A portion of the net proceeds will also be used to acquire or invest in complementary businesses or products or to obtain the right to use complementary technologies. Sangamo has no agreements or commitments with respect to any such acquisition and is not currently engaged in any material negotiations with respect to any such transaction.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
The annual meeting of shareholders was held on June 6, 2005. Two matters were voted on and each was approved. The results are as follows:
PROPOSAL I
The following directors were elected at the meeting to serve until our annual meeting following the end of fiscal year 2005 or until their successors are duly elected and qualified:

NOMINEE	VOTES FOR	VOTES WITHHELD
Edward O. Lanphier, II	22,227,701	43,392

William G. Gerber	22,034,934	236,159

Jon E. M. Jacoby	22,031,881	239,212

John W. Larson	20,345,107	1,925,986

Margaret A. Liu	22,224,654	46,439

Steven J. Mento	22,223,379	47,714

Michael C. Wood	22,149,585	121,508
PROPOSAL II
The proposal to ratify the selection of Ernst & Young LLP as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2005 was approved.

FOR	AGAINST	ABSTAINED	NON VOTES
22,052,402	204,146	14,545	0
ITEM 6. EXHIBITS
(a)	Exhibits:

31.1	Form of Rule 13a — 14(a) Certification

31.2	Form of Rule 13a — 14(a) Certification

32.1	Certification Pursuant to 18 U.S.C. Section 1350.

SIGNATURES
     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
SANGAMO BIOSCIENCES, INC. Dated: August 9, 2005

/s/ Greg S. Zante

Greg S. Zante
Senior Director, Finance and Administration
(Principal Financial and Accounting Officer)