Form 10-Q
period 2005-09-30
SANGAMO BIOSCIENCES INC
filed 2005-10-28
CIK 1001233

FORM 10-Q
UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2005
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
Yes ☑ No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
     As of October 26, 2005, 25,415,849 shares of the issuer’s common stock, par value $0.01 per share, were outstanding.

INDEX
SANGAMO BIOSCIENCES, INC.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

Condensed Consolidated Balance Sheets at September 30, 2005 and December 31, 2004

Condensed Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2005 and 2004

Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2005 and 2004

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

PART 1. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
SANGAMO BIOSCIENCES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	September 30,	December 31,
	2005	2004 (1)
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$10,527	$8,626
Marketable securities	13,089	24,634
Interest receivable	99	260
Accounts receivable, net	91	569
Prepaid expenses	468	287

Total current assets	24,274	34,376
Property and equipment, net	310	318
Other assets	68	31

Total assets	$24,652	$34,725

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued liabilities	$907	$906
Accrued compensation and employee benefits	648	657
Deferred revenue	650	785

Total current liabilities	2,205	2,348

Stockholders’ equity:
Common stock, $0.01 par value; 80,000,000 shares authorized, 25,452,025 and 25,271,059 shares issued and outstanding at September 30, 2005 and December 31, 2004, respectively	130,089	129,482
Accumulated deficit	(107,715)	(97,115)
Accumulated other comprehensive income	73	10

Total stockholders’ equity	22,447	32,377

Total liabilities and stockholders’ equity	$24,652	$34,725

(1)	Amounts derived from Audited Consolidated Statements dated December 31, 2004 filed as a part of Form 10-K.
See accompanying notes.

SANGAMO BIOSCIENCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2005	2004	2005	2004
Revenues:
Collaboration agreements	$357	$26	$890	$794
Federal government research grants	55	146	197	321

Total revenues	412	172	1,087	1,115
Operating expenses:
Research and development (excludes $107 and $131 of stock-based compensation expense for the three months ended September 30, 2005 and 2004, respectively, and $289 and $474 of stock-based compensation expense for the nine months ended September 30, 2005 and 2004, respectively)	3,121	3,634	8,447	8,713
General and administrative (excludes $1 and $0 of stock-based compensation expense for the nine months ended September 30, 2005 and 2004, respectively)	976	1,082	3,178	3,179
Stock-based compensation expense	107	131	290	474

Total operating expenses	4,204	4,847	11,915	12,366

Loss from operations	(3,792)	(4,675)	(10,828)	(11,251)
Interest and other income, net	125	104	228	476

Net loss	$(3,667)	$(4,571)	$(10,600)	$(10,775)

Basic and diluted net loss per share	$(0.14)	$(0.18)	$(0.42)	$(0.43)

Shares used in computing basic and diluted net loss per share	25,430	25,168	25,386	25,092

See accompanying notes.

SANGAMO BIOSCIENCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine months ended
	September 30,
	2005	2004
Operating Activities:
Net loss	$(10,600)	$(10,775)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	215	532
Amortization of premium / discount on investment, net	201	750
Realized loss on investment	41	38
Issuance of common stock in connection with license agreement	—	234
Stock-based compensation	290	474
Changes in operating assets and liabilities:
Interest receivable	161	222
Accounts receivable, net	478	491
Prepaid expenses and other assets	(218)	(174)
Accounts payable and accrued liabilities	1	(76)
Accrued compensation and employee benefits	(9)	(12)
Deferred revenue	(135)	(94)

Net cash used in operating activities	(9,575)	(8,390)
Investing Activities:
Purchases of investments	(12,080)	(16,053)
Maturities of investments	23,446	20,862
Purchases of property and equipment	(207)	(14)

Net cash provided by investing activities	11,159	4,795
Financing Activities:
Proceeds from issuance of common stock	317	413

Net cash provided by financing activities	317	413
Net increase / (decrease) in cash and cash equivalents	1,901	(3,182)
Cash and cash equivalents, beginning of period	8,626	9,803

Cash and cash equivalents, end of period	$10,527	$6,621

See accompanying notes.

SANGAMO BIOSCIENCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
September 30, 2005
NOTE 1-BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
BASIS OF PRESENTATION
     The accompanying unaudited condensed consolidated financial statements of Sangamo BioSciences, Inc. (“Sangamo” or the “Company”) have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The condensed consolidated financial statements include the accounts of Sangamo and its wholly-owned subsidiary, Gendaq Limited, after elimination of all material intercompany balances and transactions. Operating results for the nine months ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. These financial statements should be read in conjunction with the financial statements and footnotes thereto for the year ended December 31, 2004, included in Sangamo’s Form 10-K as filed with the SEC.
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

	Three months ended		Nine months ended
	September 30,		September 30,
	2005	2004	2005	2004
Net loss:
As reported	$(3,667)	$(4,571)	$(10,600)	$(10,775)
Add: stock-based employee compensation included in reported net loss	—	—	—	1
Less: stock-based employee compensation expense determined under the fair value based method	(93)	(1,059)	(673)	(2,136)

Pro forma net loss	$(3,760)	$(5,630)	$(11,273)	$(12,910)

Basic and diluted net loss per share:
As reported	$(0.14)	$(0.18)	$(0.42)	$(0.43)

Pro forma	$(0.15)	$(0.22)	$(0.44)	$(0.51)

     The above pro forma effects may not be representative of that to be expected in future periods, due to subsequent events including additional grants and related vesting. The fair values for all options granted in the three-month and nine-month periods ended September 30, 2005 and 2004 were estimated at the date of grant using the Black-Scholes method with the following weighted-average assumptions:

	Three months ended		Nine months ended
	September 30,		September 30,
	2005	2004	2005	2004
Risk-free interest rate	4.5%	3.5%	3.8%	3.6%
Expected life of option	5.0 years	5.0 years	5.0 years	5.0 years
Expected dividend yield of stock	0.0%	0.0%	0.0%	0.0%
Expected volatility	1.1	1.1	1.1	1.1

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
     As permitted by SFAS 123, the Company currently accounts for share-based payments to employees using APB Opinion No. 25’s intrinsic value method and, as such, the Company generally recognizes no compensation cost for employee stock options. The impact of the adoption of SFAS 123R cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, valuation of employee stock options under SFAS 123R is similar to SFAS 123, with minor exceptions. The impact on the results of operations and earnings per share had the Company adopted SFAS 123 is described in the stock-based compensation section above. Accordingly, the adoption of SFAS 123R’s fair value method will have a significant impact on the Company’s results of operations, although it will have no impact on the Company’s overall financial position. SFAS 123R also requires the benefits of tax deductions in excess of recognized compensation cost be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. The Company has not yet completed the analysis of the ultimate impact that this new pronouncement will have on the results of operations, nor the method of adoption for this new standard.
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
NOTE 3-COMPREHENSIVE LOSS
     Comprehensive loss is comprised of net loss and other comprehensive income (loss). Other comprehensive loss includes certain changes in stockholders’ equity that are excluded from net loss, which includes unrealized gains and losses on our available-for-sale securities and foreign currency translation adjustments. Comprehensive loss and its components are as follows (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2005	2004	2005	2004
Net loss	$(3,667)	$(4,571)	$(10,600)	$(10,775)
Changes in unrealized gain (loss) on securities available-for-sale	—	72	63	(38)

Comprehensive loss	$(3,667)	$(4,499)	$(6,870)	$(10,813)

NOTE 4-MAJOR CUSTOMERS, PARTNERSHIPS AND STRATEGIC ALLIANCES
Strategic Partnership with Edwards Lifesciences Corporation
     In January 2000, we announced a therapeutic product development collaboration with Edwards Lifesciences Corporation (“Edwards”). Under the agreement, we have licensed to Edwards, on a worldwide, exclusive basis, ZFP Therapeutics for use in the activation of VEGFs and VEGF receptors in ischemic cardiovascular and vascular diseases. Edwards purchased a $5.0 million note that converted, together with accrued interest, into 333,333 shares of common stock at the time of our initial public offering (IPO) at the IPO price. In March 2000, Edwards purchased a $7.5 million convertible note in exchange for a right of first refusal for three years to negotiate a license for additional ZFP Therapeutics in cardiovascular and peripheral vascular diseases. That right of first refusal was not exercised and terminated in March 2003. Together with accrued interest, this note converted into common stock at the time of our initial public offering at the IPO price. Through 2001, we received $2 million in research funding from Edwards and a $1.4 million milestone payment for delivery of a lead ZFP Therapeutic product candidate. In November 2002, Edwards signed an amendment to the original agreement and agreed to provide up to $3.5 million in research and development funding, including $2.95 million for research and development activities performed in 2002 and 2003. The filing of the IND for PAD in 2004, and the achievement of other research-related milestones in 2003, triggered a total of $1.0 million in milestone payments from Edwards in the first quarter of 2004. There were no revenues attributable to milestone achievement and collaborative research and development performed under the Edwards agreements for both the three-month and nine-month periods ended September 30, 3005. There were no revenues attributable to milestone achievement and collaborative research and development performed under the Edwards agreements during the three-month period ended September 30, 2004. Revenues attributable to milestone achievement and collaborative research and development performed under the Edwards agreements were approximately $608,000 for the nine-month period ended September 30, 2004, representing approximately fifty-six percent of total revenues earned by Sangamo for that period.
     Our license agreement with Edwards Lifesciences provides Edwards with worldwide, exclusive rights for ZFP Therapeutics “for the activation of VEGF and VEGF receptors for the treatment and prevention of ischemic cardiovascular and vascular disease in humans.” We have retained all rights to use our technology for all therapeutic applications of VEGF activation outside of the treatment and prevention of ischemic cardiovascular and vascular disease in humans. During the first quarter of 2005, Sangamo commenced a Phase I clinical trial for the treatment of diabetic neuropathy using a ZFP Therapeutic for the activation of VEGF. Edwards has stated that its rights include diabetic neuropathy and consequently our activities relating to diabetic neuropathy constitute a breach of the agreement. We strongly disagree with the Edwards’ assertion because diabetic neuropathy is a neurological disease and not an ischemic vascular disease and therefore is outside the scope of the Edwards license. Sangamo and Edwards are in discussions regarding this issue.
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
     Under the Sangamo-Edwards agreement, we were responsible for advancing product candidates into preclinical animal testing. Edwards had responsibility for preclinical development, regulatory affairs, clinical development, and the sales and marketing of ZFP Therapeutic products developed under the agreement. Sangamo may receive milestone payments in connection with the development and commercialization of the first product under this agreement and may also receive royalties on product sales. As part of the November 2002 amendment to our original agreement, Edwards also entered into a joint collaboration with us to evaluate ZFP TFs for the regulation of a second therapeutic gene target, phospholamban (PLN), for the treatment of congestive heart failure. Under the amended agreement, Sangamo granted Edwards a right of first refusal to Sangamo’s ZFP TFs for the regulation of PLN. This right of first refusal terminated on June 30, 2004. On August 14, 2003 Edwards and Sangamo entered into a Third Amendment to the original license agreement. Under this amendment, Sangamo received payment for research and development milestones associated with the VEGF and PLN programs.
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

Enabling Technology Agreements for Pharmaceutical Protein Production
     In January 2005, we announced a research collaboration agreement with Pfizer Inc to develop enhanced cell lines for protein pharmaceutical production. Under the terms of the agreement, Pfizer is funding research at Sangamo and Sangamo will provide our proprietary ZFP technology for Pfizer to assess its feasibility for use in mammalian cell-based protein production. We will generate novel cell lines and vector systems for enhanced protein production as well as novel technology for rapid creation of new production cell lines. Revenues attributable to collaborative research and development performed under the Pfizer agreement were $252,000 for the three-month period ended September 30, 2005, representing 61% of total revenues earned by Sangamo during that period. Revenues attributable to collaborative research and development performed under the Pfizer agreement were $675,000 for the nine-month period ended September 30, 2005, representing 62% of total revenues earned by Sangamo during that period.
Enabling Technology Agreements for Regenerative Medicine
     In September 2004, Sangamo announced that it had entered into an agreement with LifeScan, Inc., a Johnson & Johnson company. The agreement provides LifeScan with Sangamo’s ZFP TFs for use in a program to develop therapeutic cell lines as a potential treatment for diabetes. In December 2004, this agreement was expanded to include additional targets important in diabetes. The agreements represented Sangamo’s first collaboration in the field of regenerative medicine. During the three-month period ended September 30, 2005, revenues attributable to collaborative research and development performed under the LifeScan agreement were approximately $105,000, representing 25% of total revenues earned by Sangamo during that period. Revenues attributable to collaborative research and development performed under the LifeScan agreement were $215,000 for the nine-month period ended September 30, 2005, representing 20% of total revenues earned by Sangamo during that period.
NOTE 5-SUBSEQUENT EVENT
     Effective as of October 1, 2005, we entered into a Research License and Commercial Option Agreement with Dow AgroSciences LLC (“DAS”), a wholly owned indirect subsidiary of Dow Chemical Corporation. Under this agreement, we will provide DAS with access to our proprietary ZFP technology and the exclusive right to use our ZFP technology to modify the genomes or alter the nucleic acid or protein expression of plant cells, plants, or plant cell cultures. We will retain all rights to use plants or plant-derived products to deliver ZFP TFs or ZPF nucleases (“ZFNs”) into human or animals for diagnostic, therapeutic, or prophylactic purposes.
     Our agreement with DAS provides for an initial three-year research term during which DAS and we will work together to validate and optimize the application of our ZFP technology to plants, plant cells and plant cell cultures. A joint committee having equal representation from us and DAS will oversee this research. During the initial three-year research term, DAS will have the option to obtain a commercial license to sell products incorporating or derived from plant cells generated using our ZFP technology, including agricultural crops, industrial products and plant-derived biopharmaceuticals. This commercial license will be exclusive for all such products other than animal and human health products. In the event that DAS exercises this option, DAS may elect to extend the research program beyond the initial three-year term on a year-to-year basis.
     Pursuant to the Research License and Commercial Option Agreement, DAS made an initial cash payment to us of $7.5 million and agreed to purchase up to $4 million of our common stock in the next financing transaction meeting certain criteria. In addition, DAS will provide between $4 and $6 million in research funding over the initial three-year research term and may make up to an additional $4 million in research milestone payments to us during this same period, depending on the success of the research program. In the event that DAS elects to extend the research program beyond the initial three-year term, DAS will provide additional research funding. If DAS exercises its option to obtain a commercial license, we will be entitled to a one-time exercise fee of $6 million as well as minimum annual payments totaling up to $25.25 million, development and commercialization milestone payments for each product, and royalties on sales of products. Furthermore, DAS will have the right to sublicense our ZFP technology to third parties for use in plant cells, plants, or plant cell cultures, and we will be entitled to twenty five percent (25%) of any cash consideration received by DAS under such sublicenses.
     We have agreed to supply DAS and its sublicensees with ZFP TFs and/or ZFNs for both research and commercial use. If DAS exercises its option to obtain a commercial license, DAS may request that we transfer, at DAS’s expense, the ZFP manufacturing technology to DAS or to a mutually agreed-upon contract manufacturer.
     The Research License and Commercial Option Agreement will terminate automatically if DAS fails to exercise its option for a commercial license by end the initial three-year research term. DAS may also terminate the agreement at the end of the second year of the initial research term if the joint committee overseeing the research determines that disappointing research results have made it unlikely that DAS will exercise the option; we are guaranteed to receive $4 million in research funding from DAS prior to such a termination. Following DAS’s exercise of the option and payment of the exercise fee, DAS may terminate the agreement at any time. In addition, each party may terminate the agreement upon an uncured material breach of the other party. In the event of any termination of the agreement, all rights to use our ZFP technology will revert to us, and DAS will no longer be permitted to practice our ZFP technology or to develop or, except in limited circumstances, commercialize any products derived from our ZFP technology.

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
Overview
     We were incorporated in June 1995. From our inception through September 30, 2005, our activities related primarily to establishing and operating a biotechnology research and development organization and developing relationships with our corporate collaborators. Our scientific and business development endeavors currently focus on the engineering of novel zinc finger DNA binding proteins (ZFPs) for the regulation and modification of genes. We have incurred net losses since inception and expect to incur losses in the future as we continue our research and development activities. To date, we have funded our operations primarily through the issuance of equity securities, borrowings, payments from federal government research grants and from corporate collaborators and strategic partners. As of September 30, 2005, we had an accumulated deficit of $107.7 million.
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

RESULTS OF OPERATIONS
Three months ended September 30, 2005 and 2004
Revenues

	Three months ended September 30,				Nine months ended September 30,
	(in thousands, except percentage values)				(in thousands, except percentage values)
	2005	2004	Change	%	2005	2004	Change	%
Revenues:
Collaboration agreements	$357	$26	$331	1,273%	$890	$794	$96	12%
Federal government research grants	55	146	(91)	(62)%	197	321	(124)	(39)%

Total revenues	$412	$172	$240	140%	$1,087	$1,115	$(28)	(3)%

     We are increasing the emphasis of our research and development activities on ZFP Therapeutics and are moving away from our historic emphasis on enabling technology agreements. Over the next several years, this change in resource allocation will reduce our revenues.
     Total revenues increased to $412,000 for the three months ended September 30, 2005 from $172,000 in the corresponding period in 2004. The increase of $240,000 for the three months ended September 30, 2005 was principally due to revenue in connection with the Company’s enabling technology agreement with Pfizer, Inc of $252,000 and revenue in connection with the Company’s regenerative medicine collaboration with LifeScan, Inc. of $105,000. These increases were partially offset by decreased federal government research grants revenue of $91,000. The decrease of $28,000 for the nine months ended September 30, 2005 was principally due to a decrease in revenue from Edwards Lifesciences of $615,000, related primarily to a $600,000 milestone payment in the quarter ended March 31, 2004, decreased revenue associated with other collaborations of $179,000 and decreased federal government research grants revenue of $124,000. These decreases were partially offset by increased revenue in connection with the Company’s enabling technology agreement with Pfizer, Inc. of $675,000 and increased revenue in connection with the Company’s regenerative medicine collaboration with LifeScan, Inc., a Johnson & Johnson company, of $215,000. We anticipate continued revenues from collaboration agreements through the end of 2007, and we have applied for, and plan to continue to apply for, federal government research grants in the future to support the development of applications of our technology platform. Although we have negotiated collaboration agreements and received federal government research grants in the past, we cannot assure you that these efforts will be successful in the future.
Operating Expenses

	Three months ended September 30,				Nine months ended September 30,
	(in thousands, except percentage values)				(in thousands, except percentage values)
	2005	2004	Change	%	2005	2004	Change	%
Operating Expenses:
Research and development	$3,121	$3,634	$(513)	(14)%	$8,447	$8,713	$(266)	(3)%
General and administrative	976	1,082	(106)	(10)%	3,178	3,179	(1)	—%
Stock-based compensation	107	131	(24)	(18)%	290	474	(184)	(39)%

Total expenses	$4,204	$4,847	$(643)	(13)%	$11,915	$12,366	$(451)	(4)%

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
Research and development expenses for the third quarter of 2005 decreased to $3.1 million compared to $3.6 million for the third quarter of 2004. The decrease in research and development expenses for the three months ended September 30, 2005 was primarily attributable to decreased external development expenses of $684,000, primarily associated with our diabetic neuropathy program and decreased expenses associated with salaries and benefits of $127,000 due to decreased headcount. This decrease was partially offset by increased expenses associated with laboratory supplies and external research of $172,000 and $120,000, respectively. Research and development expenses for the nine months ended September 30, 2005 decreased to $8.5 million compared to $8.7 million in the comparable period of 2004. The decrease in research and development expenses for the nine-month period ended September 30, 2005 of $266,000 was primarily attributable to decreased external development expenses of $614,000, primarily associated with our diabetic neuropathy program, decreased licensing expenses of approximately $249,000, primarily attributable to the acquisition of certain assets and intellectual property rights from Stell, Inc. in the first quarter of 2004, and decreased consulting expenses of $120,000. These decreases were partially offset by increased expenses in connection with laboratory supplies and external research of $383,000 and $377,000, respectively.
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
General and administrative expenses were $976,000 in the three months ended September 30, 2005 and $1.1 million in the three months ended September 30, 2004. The decrease in general and administrative expenses was primarily attributable to decreased expenses associated with corporate communications, professional services and travel of $76,000, $63,000 and $56,000, respectively. These decreases were partially offset by increased expenses associated with salaries and benefits of $72,000. General and administrative expenses were $3.2 million in both nine-month periods ended September 30, 2005 and 2004.
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
Stock-based compensation expense for the quarter-ended September 30, 2005 was $107,000 compared to $131,000 for the comparable quarter in 2004. The decrease was primarily attributable to lower non-employee stock-based compensation expense. This was partially offset by higher amortization expense related to deferred compensation for stock options issued prior to the Company’s initial public offering in 2000. Stock-based compensation expense for the nine-month period ended September 30, 2005 was $290,000 compared to $474,000 for the comparable period in 2004. The decrease was attributable to higher non-employee stock-based compensation expense partially offset by lower amortization expense related to deferred compensation for stock options issued prior to the Company’s initial public offering in 2000.
Interest income, net

	Three months ended September 30,				Nine months ended September 30,
	(in thousands, except percentage values)				(in thousands, except percentage values)
	2005	2004	Change	%	2005	2004	Change	%
Interest and other income, net	$125	$104	$20	44%	$228	$476	$248	(52)%
Interest and other income, net, increased to $125,000 for the three months ended September 30, 2005 from $104,000 in the corresponding period in 2004. The increase of $20,000 during the third quarter-ended September 30, 2005 was primarily related to higher interest income and investment returns of approximately $82,000. This increase was partially offset by larger foreign currency translation losses during the third quarter-ended September 30, 2005 of $62,000. Interest and other income, net, decreased to $228,000 for the nine months ended September 30, 2005 from $476,000 in the corresponding period in 2004. The decrease of $248,000 primarily resulted from a foreign currency translation loss of approximately $297,000 during the nine-months ended September 30, 2005 versus a foreign currency translation gain of approximately $35,000 during the nine months ended September 30,

2004. This was partially offset by higher interest income and investment returns of $78,000 during the nine months ended September 30, 2005.
Liquidity and Capital Resources
     Since inception, we have financed our operations primarily through the sale of equity securities, payments from corporate collaborators, federal government research grants and financing activities such as a bank line of credit. As of September 30, 2005, we had cash, cash equivalents, investments and interest receivable totaling $23.7 million.
     Net cash used for operating activities was $9.6 million for the nine months ended September 30, 2005. Net cash used consisted primarily of the net loss in the nine-month period of $10.6 million. This was partially offset by stock-based compensation charges of $290,000, a net change of $278,000 in operating assets and liabilities, depreciation of $215,000, amortization of premium / discount on investment of $201,000 and realized losses on investments of $41,000. For the nine months ended September 30, 2004, net cash used for operating activities was $8.4 million. Net cash used consisted primarily of the net loss of $10.8 million. This was partially offset by amortization of premium / discount on investment of $750,000, depreciation of $532,000, stock-based compensation charges of $473,000, a net change of $357,000 in operating assets and liabilities and the issuance of common stock in connection with a license agreement of $234,000.
     Net cash provided by investing activities was $11.2 million for the nine months ended September 30, 2005 and was primarily comprised of proceeds associated with maturities of investments of $23.4 million partially offset by cash used to purchase investments of $12.1 million. For the nine months ended September 30, 2004, net cash provided by investing activities was $4.8 million and was primarily comprised of proceeds associated with maturities of investments of $20.9 million partially offset by cash used to purchase investments of $16.1 million.
     Net cash provided by financing activities for the nine-month periods ended September 30, 2005 and 2004 was $317,000 and $413,000, respectively. Proceeds from both nine-month periods were solely related to the issuance of common stock.
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
We are conducting proprietary research to discover ZFP Therapeutic product candidates. These programs increase our financial risk of product failure, may significantly increase our research expenditures, and may involve conflicts with our collaborators and strategic partners. Our proprietary research programs consist of research which is funded solely by the Company and where the Company retains exclusive rights to therapeutic products generated by the research. This is in contrast to certain of our research programs that may be funded by corporate partners and in which we may share rights to any resulting products. We have conducted proprietary research since inception, however, in the past year, our strategy has shifted toward placing greater emphasis on proprietary research and therapeutic development and we expect this trend will continue in 2006 as we continue to initiate and prosecute our human clinical trials. Conducting proprietary research programs may not generate corresponding revenue and may create conflicts with our collaborators or strategic partners. The implementation of this strategy will involve substantially greater business risks, the expenditure of significantly greater funds than our historic research activities and will require substantial commitments of time from our management and staff. In addition, disagreements with our collaborators or strategic partners could develop over rights to our intellectual property with respect to our proprietary research activities. Any conflict with our collaborators or strategic partners could reduce our ability to enter into future collaboration or strategic partnering agreements and negatively impact our relationship with existing collaborators and strategic partners, which could reduce our revenue and delay or terminate our product development.
An example of a disagreement with a partner occurred with Edwards Lifesciences Corporation. As disclosed in our periodic reports, we have a therapeutic product development agreement with Edwards. Under the agreement, we have licensed to Edwards Lifesciences, on a worldwide exclusive basis, ZFP Therapeutics “for the activation of VEGF and VEGF receptors for the treatment and prevention of ischemic cardiovascular and vascular disease in humans.” We have retained all rights to use our technology for all therapeutic applications of VEGF activation outside of the treatment and prevention of ischemic cardiovascular and vascular disease in humans. During the first quarter of 2005, Sangamo commenced a Phase I clinical trial for the treatment of diabetic neuropathy using a ZFP Therapeutic for the activation of VEGF. Edwards has stated that its rights include diabetic neuropathy and consequently our activities relating to diabetic neuropathy constitute a breach of the agreement. We strongly disagree with the Edwards assertion because diabetic neuropathy is a neurological disease and not an ischemic vascular disease and therefore is outside the scope of the Edwards Lifesciences license. Sangamo and Edwards are in discussions regarding this issue.
We have initiated a Phase I clinical trial of a ZFP Therapeutic, as has our partner, Edwards Lifesciences. ZFP Therapeutics have never before been tested in humans. If any of our lead ZFP Therapeutic fails its initial safety study, it could reduce our ability to attract new investors and corporate partners. Edwards filed an investigational new drug (IND) application with the U.S. Food and Drug Administration (FDA) on February 10, 2004 and initiated the first Phase I ZFP Therapeutic clinical trial in humans in August of 2004. Edwards initiated a second ZFP Therapeutic clinical trial in 2005. We also began a Phase I clinical trial of our ZFP Therapeutic for diabetic neuropathy in 2005. Results from ZFP clinical trials will be a highly visible test of the Company’s ZFP Therapeutic approach. Since we have increased our focus on ZFP Therapeutic research and development, investors will increasingly assess the value of the Company’s technology based on the continued progress of ZFP Therapeutic products into and through clinical trials. If the initial safety studies of our lead therapeutics were halted due to safety concerns, this would negatively affect the value of the Company’s stock.
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
Our stock price is also influenced by public perception. Reports of serious adverse events in a retroviral gene transfer trial for infants with X-linked severe combined immunodeficiency (X-linked SCID) in France and subsequent FDA actions putting related trials on hold in the United States had a significant negative impact on the public perception and stock price of certain companies involved in gene therapy. Stock prices of these companies declined whether or not the specific company was involved with retroviral gene transfer for the treatment of infants with X-linked SCID, or whether the specific company’s clinical trials were placed on hold in connection with these events.
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
We anticipate continuing to incur operating losses for the next several years. If material losses continue for a significant period, we may be unable to continue our operations. We have generated operating losses since we began operations in 1995. The extent of our future losses and the timing of profitability are uncertain, and we expect to incur losses for the foreseeable future. We have been engaged in developing our ZFP TF technology since inception, which has and will continue to require significant research and development expenditures. To date, we have generated our revenues from Universal GeneTools® collaboration agreements, strategic partnering agreements, and federal government research grants. As of September 30, 2005, we had an accumulated deficit of approximately $107.7 million. We expect to incur losses for the foreseeable future. These losses will increase as we expand and extend our research and development activities into human therapeutic product development. If the time required to generate significant product revenues and achieve profitability is longer than we currently anticipate, we may not be able to sustain our operations.
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

Our common stock is thinly traded, which means large transactions in our common stock may be difficult to conduct in a short time frame. We have a low volume of daily trades in our common stock on the Nasdaq National Market. For example, the average daily trading volume in our common stock on the Nasdaq National Market over the ten-day trading period prior to October 27, 2005 was less than 20,000 shares per day. Any large transactions in our common stock may be difficult to conduct and may cause significant fluctuations in the price of our common stock.
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
We cannot guarantee that third parties will not challenge our intellectual property. One of our licensed patents, European Patent No. 0 682 699, entitled “Functional Domains in Flavobacterium okeanokoites Restriction Endonuclease” was granted on May 7, 2003 and covers certain technologies used in our programs in targeted recombination and gene correction. We have been notified informally by the EPO that this patent has been provisionally revoked as a result of an opposition proceeding. Upon receipt of official notice of revocation, we will appeal this decision. These developments apply only to Europe and do not affect our ability to practice our targeted recombination and gene correction programs in Europe. If our appeal is ultimately unsuccessful, our ability to exclude potential competitors in the field of targeted recombination and gene correction in Europe may be limited.
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
Uncertainties relating to the performance of the Research License and Commercial Option Agreement may cause the benefits under this agreement to be limited. The Research License and Commercial Option Agreement effective as of October 1, 2005 between us and DAS provides for an initial phase in which DAS and Sangamo will work together to validate and optimize the application of our ZFP technology to plants, plant cells and plant cell cultures. We cannot be certain that DAS and Sangamo will successfully develop the necessary technology for the application of the ZFP technology to plants, plant cells and plant cell cultures or will develop commercially viable products in these fields of use. To the extent we and DAS do not succeed in developing the necessary technology and commercializing products or if DAS elects not to exercise its option for a commercial license regardless of development achievements, our revenue under this agreement will be limited.
This agreement will terminate after 3 years if DAS fails to exercise its option for a commercial license. In addition, it may terminate after only two years if the joint committee determines that disappointing research results make it unlikely for DAS to exercise its commercial license option. The initial cash payment of $7.5 million, $4.0 million purchase of our common stock and $4.0 million in research funding are the only payment obligations under this agreement not subject to achievement of milestones or actions at the sole discretion of DAS.
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
Terrorist attacks, war, natural disasters and other catastrophic events may negatively impact aspects of our operations, stock price and access to capital. Threats of terrorist attacks in the United States of America, as well as future events occurring in response to or in connection with them, including, without limitation, future terrorist attacks or threats against United States of America targets, rumors or threats of war, actual conflicts involving the United States of America or its allies, including the on-going U.S. conflicts in Iraq and Afghanistan, further conflicts in the Middle East and in other developing countries, or military or trade disruptions affecting our domestic or foreign suppliers of merchandise, may impact our operations. Our operations also may be affected by natural disasters or other similar events, including floods, hurricanes, earthquakes or fires. Our California facilities, including our corporate offices and principal product development facilities, are located near major earthquake faults. The potential impact of any of these events to our operations includes, among other things, delays or losses in the delivery of products by us and decreased sales of such products. Additionally, any of these events could result in increased volatility in the United States of America and worldwide financial markets and economies. Also, any of these events could result in economic recession in the United States of America or abroad. Any of these occurrences could have a significant impact on our operations, may result in the volatility of the future market price of our common stock and may negatively impact our ability to raise capital.
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
     The following table represents the fair value balance of our cash, cash equivalents and marketable securities by year of expected maturity that are subject to interest rate risk as of September 30, 2005 (in thousands, except for interest rates):

	2005	2006
Cash and cash equivalents	$10,527	$—
Average interest rates	3.67%	—%

Marketable securities	$6,068	$7,021
Average interest rates	2.98%	3.36%

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
     From the time of receipt through September 30, 2005, Sangamo has used the net proceeds from its initial public offering of common stock to invest in short-term and long-term, interest bearing, investment-grade securities and has used its existing cash balances to fund general operations. The proceeds are being used for general corporate purposes, including working capital and product development. A portion of the net proceeds will also be used to acquire or invest in complementary businesses or products or to obtain the right to use complementary technologies. Sangamo has no agreements or commitments with respect to any such acquisition and is not currently engaged in any material negotiations with respect to any such transaction.
ITEM 6. EXHIBITS
(a)	Exhibits:
31.1	Form of Rule 13a — 14(a) Certification

31.2	Form of Rule 13a — 14(a) Certification

32.1	Certification Pursuant to 18 U.S.C. Section 1350.

SIGNATURES
     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
SANGAMO BIOSCIENCES, INC. Dated: October 27, 2005

/s/ Greg S. Zante
Greg S. Zante
Senior Director, Finance and Administration (Principal Financial and Accounting Officer)