Form 10-K
period 2005-12-31
SANGAMO BIOSCIENCES INC
filed 2006-03-16
CIK 1001233

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number: 0-30171

SANGAMO BIOSCIENCES, INC.
(Exact name of registrant as specified in its charter)

Delaware	68-0359556
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
501 Canal Boulevard, Suite A100 Richmond, California (Address of principal executive offices)	94804 (Zip Code)

(510) 970-6000
(Registrant’s telephone number, including area code)

None
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $0.01 par value per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐  No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.  Yes ☐  No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the ExchangeAct.

Large accelerated filer ☐ Accelerated filer ☑ Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☑

As of June 30, 2005, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $58,453,331 based on the closing sale price as reported on the National Association of Securities Dealers Automated Quotation System National Market System.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at February 14, 2006

Common Stock, $0.01 par value per share	30,672,183 shares

DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts Into Which Incorporated

Proxy Statement for the 2006 Annual Meeting of Stockholders	Part III

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Some statements contained in this report are forward-looking with respect to our operations, research and development activities and financial condition. Statements that are forward-looking in nature should be read with caution because they involve risks and uncertainties, which are included, for example, in specific and general discussions about:

•	our strategy;

•	product development and commercialization of our products;

•	clinical trials;

•	revenues from existing and new collaborations;

•	our research and development and other expenses;

•	sufficiency of our cash resources;

•	our operational and legal risks; and

•	our plans, objectives, expectations and intentions and any other statements that are not historical facts.

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

Company Overview and Business Strategy

Background

Sangamo BioSciences is developing a new class of human therapeutics. We are a leader in the research, development, and commercialization of DNA-binding proteins for the therapeutic regulation and modification of disease-related genes. Our proprietary technology platform is based on the engineering of a naturally occurring class of proteins referred to as zinc finger DNA-binding proteins (ZFPs). We believe that ZFPs can be targeted to virtually any gene in the human genome or the genome of any other organism. Our scientists use engineered ZFPs to make ZFP transcription factors, or ZFP TFsTM, which are proteins that bind to DNA and are able to turn genes on or off (see Figure A). Additionally, ZFPs may be engineered to create zinc finger nucleases, or ZFNsTM. Engineered ZFNs can be used to cut genomic DNA at a pre-selected sequence location, facilitating either ZFN-mediated correction of genes that contain disease-causing mutations, or disruption of genes that facilitate or are responsible for disease pathology.

The pharmaceutical industry has invested billions of dollars to discover and validate new drug targets over the last decade. While there have been several notable successes, in many cases it has proven difficult to identify small-molecule drugs, monoclonal antibodies or recombinant proteins that can therapeutically modulate these targets in man. We believe that our ZFP technology platform constitutes a new therapeutic approach enabling the regulation or modification of therapeutically generated gene targets that have proven intractable to conventional methods of drug discovery. By developing ZFP TherapeuticTM products based on regulation or modification of such targets at the DNA level, Sangamo is focused on establishing a new therapeutic product development technology platform for a new class of drugs. In November 2005, we completed the enrollment and treatment of the first Phase 1 clinical trial of a ZFP Therapeutic (SB-509) in patients with diabetic neuropathy and we plan to initiate a Phase 2 trial of SB-509 in 2006. In addition, one of our corporate partners, Edwards Lifesciences (Edwards), has initiated two Phase 1 clinical studies to evaluate the safety and preliminary efficacy of a proprietary Sangamo ZFP Therapeutic, EW-A-401, for the treatment of peripheral artery disease (PAD). Sangamo has also initiated preclinical animal studies of ZFP Therapeutics in congestive heart failure, nerve regeneration, age-related macular degeneration and neuropathic pain. In addition, we have research-stage programs in HIV, X-linked severe combined immunodeficiency (X-linked SCID), hemophilia and hemoglobinopathies, cancer and cancer immunotherapy.

While we intend to invest the majority of our financial and scientific resources in the human therapeutic applications of our ZFP technology, we believe the potential commercial applications of ZFPs are broad-based and range from human therapeutics and drug discovery to pharmaceutical protein production and the engineering of commercial crop plants. In October 2005, we announced a Research License and Commercial Option Agreement with Dow AgroSciences, LLC (DAS), a wholly owned indirect subsidiary of Dow Chemical Corporation. Under the agreement, Sangamo is providing DAS with access to Sangamo’s ZFP technology and the exclusive right to use it to modify the genomes or alter the nucleic acid or protein expression of plant cells, plants, or plant cell cultures. We have retained rights to use plants or plant-derived products to deliver ZFP transcription factors or nucleases into human or animals for diagnostic, therapeutic, or prophylactic purposes. In addition, we seek to capitalize on the ZFP platform by facilitating the sale or licensing of ZFP TFs or ZFNs to companies working in other fields including protein production and drug discovery. For instance, Sangamo is supplying its pharmaceutical partners Medarex Inc. and, recently, Pfizer Inc, Novo Nordisk, Novartis and Amgen with ZFP engineered cells for the enhanced production of therapeutic proteins, an advance that could substantially increase the efficiency of pharmaceutical protein production. Sangamo has also provided companies such as LifeScan, a Johnson & Johnson company, with ZFP TFs to aid in the development of new therapeutic treatments for diabetes in the emerging field of regenerative medicine.

We have amassed a substantial intellectual property position in the design, selection, composition, and use of engineered ZFPs to support all of these commercial activities. We either own outright or have licensed the commercial rights to approximately 107 patents issued in the United States and foreign national jurisdictions, and we have 178 patent applications pending worldwide. We continue to license and file new patent applications that strengthen our core and accessory patent portfolio. We believe that our proprietary position will protect our ability to research, develop, and commercialize products and services based on ZFP technology across our chosen applications.

Over the last four years, we have increasingly focused our company on ZFP Therapeutic product development and have recruited experienced scientists and managers with substantial product development experience. We are also building our capabilities in preclinical development, regulatory affairs and clinical research and are applying these capabilities across our product development programs.

DNA, Genes, and Transcription Factors

DNA is present in all cells except mature erythrocytes, and encodes the inherited characteristics of all living organisms. A cell’s DNA is organized in chromosomes as thousands of individual units called genes. Genes encode proteins, which are assembled through the process of transcription — whereby DNA is transcribed into ribonucleic acid (RNA) — and, subsequently, translation — whereby RNA is translated into protein. DNA, RNA, and proteins comprise many of the targets for pharmaceutical drug discovery and therapeutic intervention at the molecular level.

The human body is composed of specialized cells that perform different functions and are thus organized into tissues and organs. All somatic cells in an individual’s body contain the same set of genes. However, only a fraction of these genes are turned on, or expressed, in an individual human cell at any given time. Genes are regulated, i.e. turned on or turned off, in response to a wide variety of stimuli and developmental signals. Distinct sets of genes are expressed in different cell types. It is this pattern of gene expression that determines the structure, biological function, and health of all cells, tissues, and organisms. The aberrant expression of certain genes can lead to disease.

Transcription factors are proteins that bind to DNA and regulate gene expression. A transcription factor recognizes and binds to a specific DNA sequence within or near a particular gene and causes that gene to be activated or repressed. In higher organisms, transcription factors typically comprise two principal domains: the first is a DNA-binding domain, which recognizes a target DNA sequence and thereby directs the transcription factor to the proper chromosomal location; the second is a functional domain that causes the target gene to be activated or repressed (see Figure A). The two-component structure of our engineered ZFP TFs is modeled on this naturally occurring structure of transcription factors in all higher organisms.

Figure A
The Two Domain Structure of a ZFP Therapeutic

Engineered Zinc Finger Protein Transcription Factors (ZFP TFs) for Therapeutic Gene Regulation

Consistent with the two domain structure of ZFP TFs, we take a modular approach to their design. The recognition domain is typically composed of three or more zinc fingers; each individual finger recognizes and binds to a three base pair sequence of DNA, and multiple fingers can be linked together to recognize longer stretches of DNA. By modifying the amino acids of a ZFP that directly interact with DNA, we can engineer novel ZFPs capable of recognizing pre-selected DNA sequences within, or near, virtually any gene.

The ZFP DNA-binding domain is coupled to a functional domain, creating a ZFP TF capable of controlling or regulating a target gene in the desired manner. For instance, an activation domain causes a target gene to be “turned on.” Alternatively, a repression domain causes the gene to be “turned off.” We believe that we can control the duration of the effects of ZFP TFs by several methods. ZFP TFs may be delivered by using different gene transfer systems that allow them to be briefly (transiently) or continuously expressed in a cell. We can also engineer ZFP TFs with functional domains that allow their activity to be controlled by the administration of a small-molecule drug. Finally, we can engineer ZFP TFs with repression domains that are able to reduce gene expression and, in some cases, even silence their target genes.

To date, we have designed, engineered, and assembled several thousand ZFPs and have tested many of these proteins for their affinity, or tightness of binding to their DNA target, as well as their specificity, or preference for their intended DNA target. We have developed methods for the design, selection, and assembly of ZFPs capable of binding to a wide spectrum of DNA sequences and genes. We have linked ZFPs to numerous functional domains to create gene-specific ZFP TFs and have demonstrated the ability of these ZFP TFs to regulate hundreds of genes in dozens of different cell types and directly in whole organisms, including mice, rats, rabbits, pigs, plants, fruit flies, worms, and yeast. Sangamo scientists and collaborators have published data in peer-reviewed scientific journals on the transcriptional function of ZFP TFs and the resulting changes in the behavior of the target cell, tissue, or organism.

Engineered ZFNs for Therapeutic Gene Modification: Gene Correction and Gene Disruption

The ZFP DNA-binding domain may also be coupled to the cleavage domain of a restriction endonuclease — an enzyme that cuts DNA — creating a zinc finger nuclease or ZFN. Using the DNA binding domain of an engineered ZFP to target the nuclease to a chosen location, we can design a ZFN to generate a physical break at a defined location of a target gene. This targeted break in the DNA can be manipulated to effect two different outcomes, either to facilitate the replacement of the disease-causing mutation with a “normal” or “corrected” DNA sequence or to disrupt the disease-related gene resulting in the expression of a truncated or non-functional protein. We believe that ZFN-mediated gene correction will allow the corrected gene to be expressed in its natural chromosomal context and may provide a novel approach for the precise repair of DNA sequence mutations responsible for monogenic diseases such as X-linked severe combined immunodeficiency (X-linked SCID) and sickle cell anemia. Similarly, ZFN-mediated gene modification may permit the targeted disruption of a gene that is involved in disease pathology such as disruption of the CCR5 gene to treat HIV infection.

ZFP Therapeutic Gene Correction of Monogenic Disease

Genetic diseases such as X-linked SCID, sickle cell anemia, and ß-thalassemia are caused by deleterious DNA sequence mutations within single genes. “Gene Correction” is the process by which a mutation, or disease-causing DNA sequence, can be repaired with the correct DNA sequence, restoring normal gene function. Our engineered ZFPs can be attached to nuclease domains to create ZFNs. The ZFN is able to “recognize” its intended gene target through its engineered (ZFP) DNA-binding domain (Figure A). However, instead of regulating the expression of the target gene (as with a ZFP TF), the ZFN causes the gene to be cut near the ZFP binding site, triggering a repair process and facilitating the correction of the DNA sequence at the site of the mutation. A segment of DNA or “donor sequence” that encodes the correct gene sequence is also introduced into the cell to provide a template for the correction of the cellular gene.

The process Sangamo uses for gene correction takes advantage of a natural process which is called homologous recombination (HR). While gene correction has been pursued in academic research laboratories for over a decade, its clinical application has been limited by the low efficiency of HR, the biological process of gene repair. HR occurs naturally at a rate of approximately once in every one million cells receiving the DNA donor sequence; this rate is too low to be of clinical use. However, we have shown in research published in the scientific journal Nature (Nature June 2005. vol: 435; pp 646-651) that the use of engineered ZFNs to cleave the target gene near the defective sequence can increase the efficiency of targeted HR by several thousand fold. The data published in Nature demonstrated the use of engineered ZFN’s to correct errors in the DNA sequence of the IL2-R gamma gene, the gene that is defective in X-linked SCID. Correction was achieved in a significant percentage of treated cells without the need for selection. Importantly, gene correction was permanent and eliminated the need for integration of any foreign DNA sequence, a cause of problems in certain gene therapy studies. ZFP Therapeutic gene correction is a revolutionary technical approach to gene repair because ZFNs can be engineered to recognize virtually any target gene in the human genome. We are working to generate the preclinical data necessary to evaluate the potential utility of this approach for X-linked SCID, hemophilia and hemoglobinopathies such as sickle cell anemia and #-thalassemia. In addition, our ZFNs can be used to target the insertion of a DNA sequence into a specific site in a genome, which may also be applied to gene correction.

ZFP Therapeutic Gene Disruption for Infectious Diseases

ZFNs can also be used to disrupt a gene sequence. This may have therapeutic applications in diseases such as HIV viral infections. To effect ZFN-mediated gene disruption, ZFNs are introduced into cells without an added DNA donor sequence. Under these circumstances, introduction of a double stranded break in the cellular gene prompts the cell’s repair machinery to rejoin the two broken ends of the DNA, with disruption of the gene’s normal coding sequence occurring at a certain frequency. This disruption results in a shortened or non-functional protein product. In the case of HIV we are using this approach to disrupt the gene that encodes a cellular protein, CCR5, which is a co-factor for HIV infection of T-cells and other cells of the immune system.

A New Class of Human Therapeutics

With our ability to deliver gene-specific ZFP TFs and ZFNs for the activation, repression, correction, insertion or disruption of target genes and DNA sequences, we are focused on developing a new class of highly differentiated human therapeutics. We believe that as more genes are validated as high-value therapeutic targets, the clinical breadth and scope of ZFP Therapeutic applications may prove to be substantial.

Following the genomics revolution of the 1990s, the sequencing and publication of the human genome, and the industrialization of genomics-based drug discovery, pharmaceutical and biotechnology companies have validated and characterized hundreds of new drug targets. However, these companies have had mixed results in translating these targets into lead product candidates or products which have advanced through clinical trials. There are many new drug targets which, although they have a clear role in disease processes, cannot be bound or modulated for therapeutic purposes by small molecules with drug-like properties. Alternative therapeutic approaches may be required to modulate the biological activity of these so-called “non-druggable” targets. This may create a significant clinical and commercial opportunity for the therapeutic regulation or modification of disease-associated genes using engineered ZFP TFs or ZFNs.

ZFP Therapeutics provide a new approach to non-druggable targets. ZFP TFs act through a mechanism that is unique among biological drugs: direct regulation of the “disease” gene as opposed to the RNA or protein target encoded by that gene. ZFNs can be used to directly correct or modify a gene. Thus, a protein target which may be intractable to small molecule control can instead be turned up, turned down or modified at the DNA level. Engineered ZFP TFs are the only class of therapeutic molecules that act directly through the regulation of gene expression at the DNA level and ZFNs provide the means for specific and efficient gene modification. This mode of action is not available to antisense RNA, siRNA, which act by interfering with the expression of cellular RNA, or conventional small molecules, antibodies, or other protein pharmaceuticals which act at the protein level.

Therefore, we believe that ZFP Therapeutics provide a unique and proprietary approach to therapeutic design and have significant competitive advantages over small-molecule drugs, protein pharmaceuticals, and conventional gene therapy:

•	ZFP Therapeutics act at the DNA level to regulate or modify gene expression, allowing direct modulation of the gene;

•	ZFP Therapeutics circumvent the “non-druggable” properties of many drug targets;

•	ZFP TFs can either activate or repress therapeutic gene targets;

•	ZFP TFs can activate or repress the expression of all variant proteins (isoforms) encoded by a particular gene;

•	ZFP TFs may themselves be expressed either transiently, for acute indications, or longer term, for chronic conditions;

•	ZFNs can be used to correct genes responsible for monogenic diseases or disrupt genes involved in disease processes; and

•	Permanent gene correction, insertion or disruption requires only transient cellular expression of ZFNs.

THERAPEUTIC PRODUCT DEVELOPMENT

Product Development Strategy

Over the last several years, we have shown that ZFP TFs can be engineered to bind their target genes with a defined level of affinity and specificity and can regulate or modify these targets in a way that causes the desired effect at the levels of target cell, tissue, and organism. We have extended these results to preclinical animal models of disease, including mice, rats, rabbits, and pigs. We have published much of these data in peer-reviewed journals. In January 2005, we submitted some of these data to the United States Food & Drug Administration (FDA) along with preclinical toxicology and biodistribution data as part of an IND application to support Sangamo’s first Phase 1 clinical study of a ZFP Therapeutic. This trial was a single blind, placebo-controlled, dose-escalation study designed to investigate the safety and preliminary efficacy of a ZFP TF formulation, SB-509. SB-509 is designed to up-regulate the expression of vascular endothelial growth factor A (VEGF-A) in patients with mild to moderate diabetic neuropathy (DN). In May 2005, we announced that this Phase 1 clinical trial had begun and in November 2005 we reported that we had competed subject enrollment and treatment in the trial. We expect to present data from this Phase 1 trial in the first half of 2006 and we plan to initiate a Phase 2 trial in DN in the second half of 2006. Our partner, Edwards Lifesciences has two Phase 1 trials of a ZFP Therapeutic in progress. The first, in the intermittent claudication (IC) stage of PAD at the National Heart, Lung and Blood Institute (NHLBI), National Institutes of Health (NIH) and a second trial in the more severe form of PAD, critical limb ischemia (CLI), at Duke University Medical Center. Edwards has stated that they will begin a Phase 2 trial in CLI in 2006. We are developing the additional preclinical data to support the development of ZFP Therapeutics for cardiovascular disease, infectious diseases including HIV infection, neuropathic pain, nerve regeneration, cancer, and monogenic diseases including X-linked SCID and hemophilia and hemoglobinopathies such as sickle cell anemia and #-thalassemia.

Product Development Programs

In addition to our Phase 1 clinical trial in DN and Edwards’ two Phase 1 clinical trials in PAD, we currently have seven preclinical-stage programs (i.e., lead ZFP TF molecules in animal efficacy studies) as well as several research-stage programs (i.e., cell-based testing to identify and optimize lead ZFP TF or ZFN molecules for testing in animals).

Clinical
Indication	Development Stage	Therapeutic Approach	Comments

Diabetic neuropathy (DN)	Phase 1 clinical trial enrollment competed November 2005	ZFP TF (SB-509) up-regulation of VEGF-A to protect and induce growth of neuronal and glial cells	Evidence from animal models suggests that up-regulation of endogenous VEGF-A directly induces the growth and repair of neuronal and glial cells. Trial is designed to evaluate product safety and preliminary trends in efficacy. Data will be presented in 2006. We expect to initiate Phase 2 trial in the second half of 2006.
Peripheral artery disease (PAD) Intermittent claudication	Phase 1 clinical trial ongoing at NHLBI, NIH	ZFP TF (EW-A-401) up-regulation of VEGF-A to induce angiogenesis, or blood vessel formation, in the lower extremities	Sponsored by our partner, Edwards Lifesciences; evaluating product safety and preliminary evidence of increase in blood flow in lower extremities of patients with intermittent claudication.
Peripheral artery disease (PAD) Critical limb ischemia	Phase 1 trial ongoing at Duke University Medical School	ZFP TF (EW-A-401) up-regulation of VEGF-A to induce angiogenesis, or blood vessel formation, in the lower extremities	Sponsored by our partner, Edwards Lifesciences; primarily evaluating product safety but also changes in progenitor cell populations to determine the extent to which tissue repair can be accomplished. Edwards expects to initiate a Phase 2 trial in 2006.
Ischemic heart disease (IHD)	Preclinical (animal efficacy)	ZFP TF up-regulation of VEGF-A to induce angiogenesis in the ischemic heart	Sponsored by our partner, Edwards Lifesciences; currently evaluating the preclinical efficacy of up-regulation of VEGF-A in animal models.
Human immunodeficiency virus (HIV) infection and Acquired immune deficiency syndrome (AIDS)	Preclinical (cell-based studies)	ZFN-mediated disruption of CCR5 gene in circulating T- cells, mononuclear cells and stem cells from patients infected with HIV	A well-documented mutation in CCR5 (CCR5 ß32) exists in humans and confers resistance to HIV infection. Sangamo scientists currently optimizing use of ZFN gene disruption to recapitulate the effects of this mutation in immune cells.

Clinical
Indication	Development Stage	Therapeutic Approach	Comments

Congestive heart failure (CHF)	Preclinical (animal efficacy)	ZFP TF down- regulation of phospholamban (PLN) to increase the contractility of heart muscle	Evidence from cellular and transgenic animal models suggests that phospholamban plays a critical role in congestive heart failure. Sangamo scientists currently evaluating the preclinical efficacy of PLN repression to increase the contractility of heart muscle in a rat model of congestive heart failure.
Neuropathic pain (initial indication: severe cancer- related pain)	Preclinical (animal efficacy)	ZFP TF down- regulation of cell surface receptors involved in pain signaling	Several pain targets have been identified and validated. Sangamo scientists are currently evaluating various formulations of ZFP TFs for the down-regulation of cell surface receptor (TrkA), and ion-channel (PN3) to choose the optimal ZFP TF and target receptor.
Nerve regeneration (nerve crush and spinal cord injury, amyotrophic lateral sclerosis (ALS)	Preclinical (animal efficacy)	ZFP TF up-regulation of VEGF-A to induce nerve regeneration	Sangamo scientists and collaborators are evaluating delivery methods and dosing of ZFP TF in models of nerve crush and spinal cord injury.
Age-related macular degeneration (AMD)	Preclinical (animal efficacy)	ZFP TF antiangiogenic approach; ZFP TF mediated up-regulation of PEDF and down regulation of VEGF-A in the eye	Sangamo scientists are evaluating a single and a combination of ZFP TFs to inhibit angiogenesis in the eye.
Cancer	Preclinical (cell-based studies)	ZFP TF mediated up-regulation of PEDF and GM-CSF	GM-CSF is a powerful stimulator of the immune system and PEDF is a potent antiangiogenic factor. Sangamo scientists are evaluating the combination of ZFP TFs as a means to stimulate a cell-mediated, antitumor response and reduce the vascularization of the tumor mass.

Table 1.  Clinical indications currently targeted by Sangamo’s clinical and preclinical ZFP Therapeutic product development programs.

Diabetic Neuropathy (DN)

Diabetic peripheral sensory and motor neuropathy is one of the most frequent complications of diabetes. Symptoms include numbness, tingling sensations and pain particularly in the toes or feet. This may be gradually replaced by loss of sensation and motor function as nerve damage progresses. Ulcers and sores may appear on numb areas of the foot or leg because pressure or injury goes unnoticed. Despite adequate treatment, these areas of trauma frequently become infected and this infection may spread to the bone, necessitating amputation of the leg or foot. More than 60% of non-traumatic lower-limb amputations in the United States occur among people with diabetes. In the period from 2000 to 2001 this translated to approximately 82,000 amputations. The American Diabetes Association estimates that there are approximately 18.3 million people with diabetes in the United States and that of those about 60% to 70% have mild to severe forms of neuropathy. According to the Centers for Disease Control (CDC), diabetes is becoming more common in the United States. From 1980 through 2002, the number of Americans with diabetes more than doubled.

Apart from rigorous control of blood glucose, the only therapies approved by the FDA for the treatment of diabetic neuropathy are analgesics and antidepressants that address only the symptoms and do not retard or reverse the progression of the disease. VEGF-A has been demonstrated to have direct neuroproliferative, neuroregenerative and neuroprotective properties. Administration of recombinant VEGF-A or the cDNA encoding VEGF-A has been observed to retard or partially reverse the condition in preclinical animal models of diabetic neuropathy. We have completed preclinical studies of VEGF-A activation in similar preclinical models to confirm and extend these findings by using our ZFP Therapeutic SB-509, which is designed to up-regulate the endogenous VEGF-A gene. In January 2005, Sangamo filed an IND with the FDA for SB-509 for the treatment of mild to moderate diabetic neuropathy. We have completed enrollment and treatment of a Phase 1, single blind, dose-escalation trial to measure the laboratory and clinical safety of SB-509. We expect to present data from this trial in the first half of 2006 and to initiate a Phase 2 clinical trial of SB-509 in the second half of 2006.

Peripheral Artery Disease (PAD)

PAD is the result of inadequate arterial blood flow to the lower extremities. It is seen as a spectrum of disease, beginning with asymptomatic reduction in blood flow to the leg; followed by the development of intermittent claudication, which limits walking distance; followed by foot pain in the absence of exercise, so-called resting pain; finally leading to tissue damage and severely impaired mobility a stage known as critical limb ischemia. The condition affects 8-12 million people in the United States. Eighty percent of these patients have intermittent claudication and do not progress to resting pain or critical limb ischemia. This program to develop a formulation of a ZFP TF, EW-A-401, an activator of VEGF-A for therapeutic angiogenesis is funded and managed by our partner, Edwards Lifesciences. Edwards filed an IND application in February 2004 and initiated a Phase 1 clinical trial at the National Heart Lung and Blood Institute (NHLBI) at the National Institutes of Health (NIH) in August, 2004 for EW-A-401 to treat intermittent claudication. In June 2005, Edwards announced that they had also initiated a Phase 1 human clinical trial for EW-A-401 for critical limb ischemia, the more severe form of PAD, at Duke University Medical Center.

Ischemic Heart Disease (IHD)

IHD results from inadequate blood flow to the heart. The most common manifestation of this disease is angina, or the onset of chest pain with exercise. Macrovascular therapy, in the form of percutaneous coronary intervention (angioplasty) or coronary artery bypass grafting, is available to treat angina, and approximately 1.1 million revascularization procedures are carried out in the United States each year. However, patients with downstream blood flow restrictions often do not fully benefit from these interventions. We have developed a ZFP TF designed to up-regulate the expression of VEGF-A for therapeutic angiogenesis for the potential treatment of post-myocardial ischemic heart disease.The IHD program is funded and managed by our partner, Edwards Lifesciences, who have stated that they expect to complete preclinical animal efficacy studies in 2005 and, based upon those data, expect to initiate a human clinical trial to evaluate safety of a ZFP TF activator of VEGF-A in post-myocardial IHD.

Human Immunodeficiency Virus (HIV) and Acquired Immunodeficiency Syndrome (AIDS)

According to worldaidsday.org, in 2005, over 3.0 million people were infected with HIV, and there are now over 40.0 million people world-wide living with HIV and AIDS. An estimated 3.0 million people died of AIDS in the same year. The CDC estimates that, in the United States alone, there were 1.0 million people living with HIV/AIDS, 44,000 new infections and 16,000 deaths in 2004.

HIV infection results in the death of immune system cells and thus leads to AIDS, a condition in which the body’s immune system is depleted to such a degree that the patient is unable to fight off common infections. Ultimately, these patients succumb to opportunistic infections or cancers. CCR5 is the co-receptor for HIV entry into T-cells and, if CCR5 is not expressed on their surface, HIV cannot infect these cells. A population of individuals that is immune to HIV infection, despite multiple exposures to the virus, has been identified and extensively studied. They have a natural mutation, CCR5delta32, that results in the expression of a shortened, or truncated, and non-functional CCR5 protein. This mutation appears to have no observable deleterious effect on the growth or survival of these individuals. We are using our ZFN-mediated gene disruption technology to disrupt the CCR5 gene in cells of a patient’s immune system to make these cells permanently resistant to HIV infection. The aim is to provide a population of HIV-resistant cells that can fight HIV and opportunistic infections. In collaboration with scientists at the University of Pennsylvania and Children’s Hospital, Los Angeles, we are pursuing both ex-and in-vivo approaches in T-cells and hematopoietic stem cells.

Congestive Heart Failure (CHF)

CHF is a gradual and long-term loss of pumping capacity by the heart that results in the backup of blood and fluid (edema) in the lungs and other tissues and organs. This fluid congestion can cause shortness of breath, coughing, swelling of the abdomen and extremities, fatigue, kidney damage, and kidney failure. The incidence and prevalence of CHF are increasing with approximately 550,000 new cases in the United States each year and a current patient population of more than 5 million Americans. There is strong scientific evidence to suggest that down-regulation of the gene encoding phospholamban (PLN) in the heart can improve the contractility of heart muscle in mammalian animal models of CHF. We have identified a lead ZFP TF repressor of PLN expression for the CHF program and have ongoing preclinical studies in rodent models of CHF.

Neuropathic Pain (Cancer Pain)

Neuropathic pain comprises a set of chronic pain disorders that cannot be connected to a physical trauma, as is the case with acute pain. There are several million patients with neuropathic pain in the United States including late-stage cancer patients. Studies have shown that 90% of patients with advanced cancer experience severe pain, and that pain occurs in 30% of all cancer patients regardless of the stage of the disease. Pain usually increases as cancer progresses. The most common cancer pain is from tumors that metastasize to the bone. As many as 60-80% of cancer patients with bone metastasis experience severe pain. The second most common cancer pain is caused by tumors infiltrating nerves. Tumors near neural structures may cause the most severe pain. The few drugs currently being used to treat pain in these patients show marginal efficacy and can have very significant side effects. Chronic pain is a major and underserved market opportunity and is now an area of intense focus by pharmaceutical researchers owing to the discovery of several new pain-related pathways and drug targets. Recent studies have shown that in chronic pain, certain proteins in nerve cell membranes are up-regulated or over-expressed. Our scientists have identified ZFP TF product candidates that repress the expression of two of these pain targets in cell-based models. We are incorporating these ZFP TFs into gene transfer vectors for continued testing in pain models during 2006.

Nerve Regeneration

Nerves are fragile and can be damaged by disease, pressure, stretching, or cutting. While recent advances in emergency care and rehabilitation allow many patients suffering from a nerve injury or neurodegenerative disease to survive for longer periods and live with their condition, there are currently no therapeutic options for restoring nerve function. The spectrum of direct nerve injuries ranges from “pinched” nerves, e.g. sciatica, to outright spinal cord severance. Neurodegenerative conditions include such disorders as amyotrophic lateral sclerosis (ALS), also called Lou Gehrig’s disease, which is a progressive, fatal neurological disease affecting as many as 30,000 Americans, with 5,600 new cases occurring in the United States each year. VEGF-A has been demonstrated to have direct neuroproliferative, neuroregenerative and neuroprotective properties. Evidence from preclinical and clinical studies using VEGF-A suggests that the targeted up-regulation of VEGF-A could be a viable approach to the treatment of degenerative nerve disease, crush injuries and may eventually be extended to spinal cord injury. In collaboration with several academic labs, we are evaluating ZFP TFs that activate the VEGF-A gene in pre-clinical animal efficacy models of nerve damage and disease.

Age-related Macular Degeneration (AMD)

AMD is the leading cause of blindness in the United States. The “wet” form of the disease is responsible for most (90%) of the severe loss of vision and is caused by growth of abnormal blood vessels under the central part of the retina or macula. These new blood vessels may then bleed and leak fluid, causing the macula to bulge or lift up, thus distorting or destroying central vision. The Macular Degeneration Foundation estimates that there are approximately 200,000 new cases of wet macular degeneration in the United States each year. Each year 1.2 million of the estimated 12 million people in the US with macular degeneration will suffer severe central vision loss. Each year 200,000 individuals will lose all central vision in one or both eyes. Sangamo scientists are developing ZFP TFs to inhibit blood vessel growth, or angiogenesis, within the eye. They have identified ZFP TFs that can activate the expression of the gene for Pigment Epithelium Derived Factor (PEDF), a factor known to inhibit the growth of blood vessels and ZFP TFs that can inhibit the expression of VEGF-A, a potent angiogenic factor. These ZFP TFs are being tested individually and in combination in preclinical animal models of AMD.

Cancer

The American Cancer Society estimates that the incidence of new cancer cases was approximately 1.3 million in 2004, with 565,500 cancer deaths, accounting for 1 of every 4 deaths in the United States. An increasing number of genes are being identified that appear to be important to the development and spread of many forms of cancer. We believe our ZFP technology has potential applications in cancer therapy, both in regulating endogenous genes and in activating the body’s natural mechanisms for fighting disease. Sangamo scientists are engineering adenoviral vectors to deliver ZFP TFs that can simultaneously up-regulate granulocyte macrophage colony-stimulating factor (GM-CSF) and pigment epithelial derived factor (PEDF). GM-CSF is a powerful immunostimulator and has been shown to augment anti-tumor immune responses. PEDF is a potent antiangiogenic factor that blocks the angiogenic function of VEGF. We believe that this approach may be used to treat cancer both at the tumor site and systemically by engaging the immune system and reducing the blood supply that supports tumor growth.

ZFP Therapeutic Research Programs

Sangamo has several research stage programs in progress in gene modification. These initiatives include programs in the hemoglobinopathies (e.g. sickle cell anemia and ß-thalassemia) and in immune system disorders such as X-linked severe combined immunodeficiency (X-linked SCID) and hemophilia.

Product Development Resources and Infrastructure

As Sangamo continues to progress as a clinical development-stage biotechnology company, we are building our gene delivery capabilities and our capabilities in regulatory affairs, quality assurance and clinical research. Appointments in these areas included the hiring, in August 2004, of Dale Ando, M.D. as Vice President, Therapeutic Development and Chief Medical Officer. Dr. Ando has held senior positions in therapeutic product development in several biotechnology companies and has served on the National Institutes of Health (NIH) Recombinant DNA Advisory Committee (NIH RAC) and the Adenoviral Safety Committee. We are establishing regulatory affairs, quality assurance and clinical research expertise internally, while relying on third-party contract manufacturers of ZFP Therapeutic products and contract research organizations for toxicology and initial clinical studies. This will serve to minimize our investment in fixed capital while maximizing our flexibility in the selection of gene transfer systems for the delivery of ZFP TF and ZFN genes. Our manufacturing and quality assurance personnel oversee and audit the manufacturing and testing of our experimental products at third-party facilities.

CORPORATE RELATIONSHIPS

We are applying our ZFP technology platform to several commercial applications in which our products provide Sangamo and our strategic partners and collaborators with potential technical, competitive, and economic advantages. Where and when appropriate, we have established and will continue to pursue ZFP Therapeutic strategic partnerships and Enabling Technology collaborations with selected pharmaceutical and biotechnology companies to fund internal research and development activities and to assist in product development and commercialization. In December 2004, we hired David Ichikawa as Senior Vice President, Business Development. Mr. Ichikawa has more than 20 years of industry experience with both pharmaceutical and biotechnology companies in various commercial areas.

We believe the advancement of our first ZFP Therapeutics into clinical trials in 2004 and 2005 has come at a timely point in the evolution of the worldwide pharmaceutical industry. Large pharmaceutical companies face revenue growth challenges that compel them to in-license or acquire emerging therapeutic technologies. The advancement of AFP Therapeutics into Phase 1 clinical trials may bring attention to our other AFP Therapeutic programs and to the potential of ZFP Therapeutics to address the non-druggable, yet high-value drug targets residing within pharmaceutical research laboratories today.

Strategic Partnership with Edwards Lifesciences Corporation

In January 2000, we announced a therapeutic product development collaboration with Edwards Lifesciences Corporation. Under the agreement, we have licensed to Edwards, on a worldwide, exclusive basis, ZFP Therapeutics for use in the activation of VEGFs and VEGF receptors in ischemic cardiovascular and vascular disease. Edwards purchased a $5.0 million note that converted, together with accrued interest, into 333,333 shares of common stock at the time of our initial public offering (IPO) at the IPO price. In March 2000, Edwards purchased a $7.5 million convertible note in exchange for a right of first refusal for three years to negotiate a license for additional ZFP Therapeutics in cardiovascular and peripheral vascular diseases. That right of first refusal was not exercised and terminated in March 2003. Together with accrued interest, this note converted into common stock at the time of our IPO at the IPO price. Through 2001, we received $2.0 million in research funding from Edwards and a $1.4 million milestone payment for delivery of a lead ZFP Therapeutic product candidate. In November 2002, Edwards signed an amendment to the original agreement and agreed to provide up to $3.5 million in research and development funding, including $2.95 million for research and development activities performed in 2002 and 2003. The filing of the IND for PAD in 2004, and the achievement of other research-related milestones in 2003, triggered a total of $1.0 million in milestone payments from Edwards Lifesciences in the first quarter of 2004.

There were no revenues attributable to milestone achievement and collaborative research and development performed under the Edwards agreement during 2005. Revenues were $615,000 and $1.5 million for 2004 and 2003, respectively. There were no related costs and expenses incurred for services performed under the Edwards agreement for either 2005 or 2004. Costs and expenses under the agreement were $1.4 million for 2003. We have no future commitments related to these agreements. Revenues attributable to milestone achievement and collaborative research and development performed under the Edwards agreement were 0%, 47% and 59% for 2005, 2004 and 2003, respectively, of total revenues earned by Sangamo. As of December 31, 2005 and 2004, there were no amounts owed the Company under the Edwards agreements.

Our license agreement with Edwards Lifesciences provides Edwards with worldwide, exclusive rights for ZFP Therapeutics “for the activation of VEGF and VEGF receptors for the treatment and prevention of ischemic cardiovascular and vascular disease in humans.” We have retained all rights to use our technology for all therapeutic applications of VEGF activation outside of the treatment and prevention of ischemic cardiovascular and vascular disease in humans. During the first quarter of 2005, Sangamo commenced a Phase 1 clinical trial for the treatment of diabetic neuropathy using a ZFP Therapeutic for the activation of VEGF. Edwards has stated that its rights include diabetic neuropathy and consequently our activities relating to diabetic neuropathy constitute a breach of the agreement. We strongly disagree with the Edwards’ assertion because diabetic neuropathy is a neurological disease and not an ischemic vascular disease and therefore is outside the scope of the Edwards license. Sangamo and Edwards are in discussions regarding this issue.

In the future, Sangamo may receive milestone payments and royalties under this agreement. We have received $2.5 million in milestone payments to date and we could receive $27.0 million in additional milestone payments under the agreement if all future milestones are met for the first product developed under the agreement. Any subsequent products developed under the agreement may generate up to $15.0 million in milestone payments each. We would also receive royalties on any sales of products generated under the agreement and these royalty obligations would continue until the expiration of the last-to-expire patent covering products developed under the agreement on a country-by-country basis. Based on currently issued patents, these royalty obligations would last through January 12, 2019. The development of any products is subject to numerous risks and no assurance can be given that any products will successfully be developed under this agreement. See “Risk Factors — Our gene regulation technology is relatively new, and if we are unable to use this technology in all our intended applications, it would limit our revenue opportunities.”

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

Agreement with LifeScan for Regenerative Medicine

In September 2004, we announced that we had entered into a research agreement with LifeScan, Inc., a Johnson & Johnson company. The agreement provides LifeScan with our ZFP TFs for use in a program to develop therapeutic cell lines as a potential treatment for diabetes. In December 2004, and again in September 2005, this agreement was expanded to include additional targets important in diabetes. The agreements represented our first collaboration in the field of regenerative medicine. During 2005 and 2004, revenues attributable to collaborative research and development performed under the LifeScan agreements were $365,000 and $85,000, respectively. Related costs and expenses associated with research and development performed under the LifeScan agreements were $69,000 in 2005 and $5,000 in 2004.

Enabling Technology Programs

We began marketing our Enabling Technologies to the pharmaceutical and biotechnology industry in 1998. Our Enabling Technology collaborations have been based upon applying our ZFP TF technology and intellectual property in products and areas outside of ZFP Therapeutics.

As the emphasis of our pharmaceutical research and development has shifted away from target validation to the downstream bottlenecks of the drug discovery process, we have refocused our Enabling Technology products and services on supplying our partners with our ZFP technology to enhance the production of pharmaceutical proteins.

Enabling Technology Collaborations for Pharmaceutical Protein Production

In 2003 the world wide sales of protein pharmaceuticals totaled over $32 billion. Industry experts believe that antibody drugs may generate sales in excess of $6 billion in 2005, and it is thought that if 10% of the antibody drugs currently in clinical trials prove successful, total sales could reach $45 billion by 2009 (source: Scrip Reports: PJB Publications, 2004).

Sangamo scientists have demonstrated that ZFP-engineered mammalian cells may be used to increase the yield of systems used for pharmaceutical protein production.

We have established several research collaborations in this area. In December 2004, we announced a research collaboration agreement with Pfizer Inc to use our ZFP technology to develop enhanced cell lines for protein pharmaceutical production. The scope of this agreement was expanded in January 2006 and provided further research funding from Pfizer to develop additional cell lines for enhanced protein production. Under the terms of the agreement, Pfizer is funding research at Sangamo and Sangamo will provide our proprietary ZFP technology for Pfizer to assess its feasibility for use in mammalian cell-based protein production. We are generating novel cell lines and vector systems for enhanced protein production as well as novel technology for rapid creation of new production cell lines. During the first quarter of 2006 and first quarter of 2005, we received $775,000 and $500,000 in research-related funding under our agreements with Pfizer. Revenues attributable to collaborative research and development performed under the Pfizer agreement were $790,000 and $42,000 during 2005 and 2004, respectively. Related costs and expenses incurred under the Pfizer agreements were $154,000 during 2005. There were no costs or expenses incurred under the Pfizer agreement during 2004. As of December 31, 2005 and 2004 accounts receivable from Pfizer represented 80% and 88%, respectively, of our total accounts receivable balance.

In January 2005 Sangamo also announced an agreement with Amgen and in September 2005 a similar agreement with Novo Nordisk A/S. Sangamo is providing its ZFP technology to several companies including Amgen, Novartis and Novo Nordisk for evaluation of its use in developing enhanced cell lines for protein production.

Plant Agriculture Agreements

Sangamo scientists and collaborators have shown that ZFP TFs and ZFNs can be used to regulate and modify genes in plants with similar efficacy to that shown in various mammalian cells and organisms. The ability to regulate gene expression with engineered ZFP TFs may lead to the creation of new plants that increase crop yields, lower production costs, are more resistant to herbicides, pesticides, and plant pathogens; and permit the development of branded agricultural products with unique nutritional and processing characteristics. In addition, ZFNs may be used to facilitate the efficient and reproducible generation of transgenic plants. Effective as of October 1, 2005, we entered into a Research License and Commercial Option Agreement with Dow AgroSciences LLC (“DAS”), a wholly owned indirect subsidiary of Dow Chemical Corporation. Under this agreement, we will provide DAS with access to our proprietary ZFP technology and the exclusive right to use our ZFP technology to modify the genomes or alter the nucleic acid or protein expression of plant cells, plants, or plant cell cultures. We will retain rights to use plants or plant-derived products to deliver ZFP TFs or ZPF nucleases (“ZFNs”) into human or animals for diagnostic, therapeutic, or prophylactic purposes.

Our agreement with DAS provides for an initial three-year research term during which time we will work together to validate and optimize the application of our ZFP technology to plants, plant cells and plant cell cultures. A joint committee having equal representation from both companies will oversee this research. During the initial three-year research term, DAS will have the option to obtain a commercial license to sell products incorporating or derived from plant cells generated using our ZFP technology, including agricultural crops, industrial products and plant-derived biopharmaceuticals. This commercial license will be exclusive for all such products other than animal and human health products. In the event that DAS exercises this option, DAS may elect to extend the research program beyond the initial three-year term on a year-to-year basis.

Pursuant to the Research License and Commercial Option Agreement, DAS made an initial cash payment to us of $7.5 million and agreed to purchase up to $4.0 million of our common stock in the next financing transaction meeting certain criteria. In November 2005, the Company sold approximately 1.0 million shares of common stock to DAS at a price of $3.85 per share, resulting in proceeds of $3.9 million. In addition, DAS will provide between $4.0 and $6.0 million in research funding over the initial three-year research term and may make an additional payment of up to $4.0 million in research milestone payments to us during this same period, depending on the success of the research program. In the event that DAS elects to extend the research program beyond the initial three-year term, DAS will provide additional research funding. If DAS exercises its option to obtain a commercial license, we will be entitled to full payment of the $4.0 million in research milestones, a one-time exercise fee of $6.0 million, minimum annual payments of up to $25.25 million, development and commercialization milestone payments for each product, and royalties on sales of products. Furthermore, DAS will have the right to sublicense our ZFP technology to third parties for use in plant cells, plants, or plant cell cultures, and we will be entitled to 25% of any cash consideration received by DAS under such sublicenses.

We have agreed to supply DAS and its sublicensees with ZFP TFs and/or ZFNs for both research and commercial use. If DAS exercises its option to obtain a commercial license, DAS may request that we transfer, at DAS’s expense, the ZFP manufacturing technology to DAS or to a mutually agreed-upon contract manufacturer.

The Research License and Commercial Option Agreement will terminate automatically if DAS fails to exercise its option for a commercial license by the end of the initial three-year research term. DAS may also terminate the agreement at the end of the second year of the initial research term if the joint committee overseeing the research determines that disappointing research results have made it unlikely that DAS will exercise the option; we are guaranteed to receive $4.0 million in research funding from DAS prior to such a termination. Following

DAS’s exercise of the option and payment of the exercise fee, DAS may terminate the agreement at any time. In addition, each party may terminate the agreement upon an uncured material breach of the other party. In the event of any termination of the agreement, all rights to use our ZFP technology will revert to us, and DAS will no longer be permitted to practice our ZFP technology or to develop or, except in limited circumstances, commercialize any products derived from our ZFP technology. Revenues related to the research license under the DAS agreement are being recognized ratably over the initial three year research term of the agreement and were $625,000 during 2005. Revenues attributable to collaborative research and development performed under the DAS agreement were $51,000 during 2005. Related costs and expenses incurred under the DAS agreement were $51,000 during 2005.

INTELLECTUAL PROPERTY AND TECHNOLOGY LICENSES

Our success and ability to compete is dependent in part on the protection of our proprietary technology and information. We rely on a combination of patent, copyright, trademark, and trade secret laws, as well as confidentiality agreements, materials transfer agreements and licensing agreements to establish and protect our proprietary rights.

We have licensed intellectual property directed to the design, selection, and use of ZFPs, ZFP TFs and ZFNs for gene regulation and modification from the Massachusetts Institute of Technology (MIT), Johnson and Johnson, The Scripps Research Institute (TSRI), Johns Hopkins University, Harvard University, the Medical Research Council, the California Institute of Technology, and the University of Utah. These licenses grant us rights to make, use, and sell ZFPs and ZFP TFs under 11 families of patent filings. All of these patent families have been filed in the United States, and seven have been filed internationally in selected countries. As of January 1, 2006, these patent filings have resulted in 15 issued U.S. patents and 10 granted foreign patents. We believe these licensed patents and patent applications include several of the early and important patent filings directed to design, selection, composition, and use of ZFPs, ZFP TFs, and ZFNs.

As of December 31, 2005, we had 55 families of Sangamo-owned patent filings, including 23 issued U.S. patents, 53 granted foreign patents, 70 pending U.S. patent applications and 75 pending foreign patent applications. These patent filings are directed to improvements in the design, composition, and use of ZFPs, ZFP TFs, and ZFNs. In the aggregate, we believe that our licensed patents and patent applications, as well as the issued Sangamo patents and pending Sangamo patent applications, will provide us with a substantial proprietary position in our commercial development of ZFP technology. The following tables provide information regarding our U.S. patents and the U.S. patents we have licensed:

Sangamo-Owned US Patents

Patent No.	Subject	Issue Date	Expiration Date

6,013,453	“Binding proteins for recognition of DNA”	January 11, 2000	August 17, 2015
6,453,242	“Selection of Sites for Targeting by Zinc Finger Proteins and Methods of Designing Zinc Finger Proteins to Bind to Preselected Sites”	September 17, 2002	January 12, 2019
6,492,117	“Zinc Finger Proteins Capable of Binding DNA Quadruplexes”	December 10, 2002	July 12, 2020
6,503,717	“Methods of Using Randomized Libraries of Zinc Finger Proteins for the Identification of Gene Function”	January 7, 2003	December 6, 2020
6,511,808	“Methods for Designing Exogenous Regulatory Molecules”	January 28, 2003	April 27, 2021
6,534,261	“Regulation of Endogenous Gene Expression in Cells Using Zinc Finger Proteins”	March 18, 2003	January 12, 2019
6,599,692	“Functional Genomics Using Zinc Finger Proteins”	July 29, 2003	September 14, 2019
6,607,882	“Regulation of Endogenous Gene Expression in Cells Using Zinc Finger Proteins”	August 19, 2003	January 12, 2019

Patent No.	Subject	Issue Date	Expiration Date

6,610,489	“Pharmacogenomics and Identification of Drug Targets by Reconstruction of Signal Transduction Pathways Based on Sequences of Accessible Regions.”	August 26, 2003	April 27, 2021
6,689,558	“Cells for Drug Discovery”	February 10, 2004	February 8, 2021
6,706,470	“Gene Switches”	March 16, 2004	May 30, 2020
6,733,970	“Screening System for Zinc Finger Polypeptides for a Desired Binding Ability”	May 11, 2004	November 9, 2019
6,746,838	“Nucleic Acid Binding Proteins (ZFP Design Rules)”	June 8, 2004	May 26, 2018
6,777,185	“Functional Genomics Using Zinc Finger Proteins”	August 17, 2004	September 14, 2019
6,780,590	“Gene Identification”	August 24, 2004	September 14, 2019
6,785,613	“Selection of Sites for Targeting by Zinc Finger Proteins and Methods of Designing Zinc Finger Proteins to Bind to Preselected Sites”	August 31, 2004	January 12, 2019
6,794,136	“Iterative Optimization in the Design of Binding Proteins”	September 21, 2004	November 20, 2020
6,824,978	“Regulation of Endogenous Gene Expression in Cells Using Zinc Finger Proteins”	November 30, 2004	January 12, 2019
6,866,997	Nucleic Acid Binding Proteins (Design Rules II)	March 15, 2005	May 26, 2018
6,919,204	Modulation of Gene Expression using Localization Domains	July 19, 2005	September 28, 2021
6,933,113	Modulation of Endogenous Gene Expression in Cells	August 23, 2005	January 12, 2019
6,977,154	ZFPs that Bind Modified (Methylated) DNA	December 20, 2005	March 17, 2019
6,979,539	Regulation of Endogenous Gene Expression in Cells Using Zinc Finger Proteins	December 27, 2005	January 12, 2019

Licensed US Patents

Patent No.	Subject	Issue Date	Expiration Date

5,356,802	“Functional domains in Flavobacterium okeanokoites (FokI) restriction endonuclease”	October 18, 1994	October 18, 2011
5,436,150	“Functional domains in Flavobacterium okeanokoites (FokI) restriction endonuclease”	July 25, 1995	July 25, 2012
5,487,994	“Insertion and deletion mutants of FokI restriction endonuclease”	January 30, 1996	January 30, 2013
5,789,538	“Zinc finger proteins with high affinity new DNA binding specificities”	August 4, 1998	February 3, 2015
5,792,640	“General method to clone hybrid restriction endonucleases using lig gene”	August 11, 1998	April 3, 2012
5,916,794	“Methods for inactivating target DNA and for detecting conformational change in a nucleic acid”	June 29, 1999	April 3, 2012
5,925,523	“Interaction trap assay, reagents and uses thereof”	July 20, 1999	August 22, 2017
6,140,466	“Zinc finger protein derivatives and methods therefor”	October 31, 2000	January 18, 2014
6,200,759	“Interaction trap assay, reagents and uses thereof”	March 13, 2001	August 22, 2017
6,242,568	“Zinc finger protein derivatives and methods therefor”	June 5, 2001	June 5, 2018

Patent No.	Subject	Issue Date	Expiration Date

6,265,196	“Methods for inactivating target DNA and for detecting conformational change in a nucleic acid”	July 24, 2001	April 3, 2012
6,410,248	“General Strategy for selecting high-affinity zinc finger proteins for diverse DNA target sites”	June 25, 2002	January 29, 2019
6,479,626	“Poly-zinc finger proteins with improved linkers.”	November 12, 2002	March 1, 2019
6,790,941	“Zinc finger protein derivatives and methods therefor”	September 14, 2004	January 18, 2014
6,903,185	Poly Zinc Finger Proteins with Improved Linkers	June 7, 2005	March 1, 2019

Technology Licenses

Massachusetts Institute of Technology

The Company entered into a license agreement with the Massachusetts Institute of Technology (MIT) on May 9, 1996, as subsequently amended, whereby the Company was granted a worldwide exclusive license to technology and patents relating to the design, selection and use of ZFPs for all fields of use, including the right to sublicense. The Company pays annual license fees under the agreement and is obligated to make milestone payments upon the issuance of certain patents and upon the initiation of certain phases of clinical development. Since the inception of this agreement, the Company has made a total of $210,000 in milestone payments to MIT. Aggregate potential milestone payments under this agreement are approximately $465,000 through 2007. Additionally, if we sublicense and co-develop products using the MIT technology, we would be required to pay sublicense fees and royalties on product sales during the term of the agreement. The agreement expires upon the expiration of the last patent covered by the agreement. Based on currently issued patents and currently filed patent applications, this agreement will terminate on May 16, 2021.

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

The California Institute of Technology

The Company entered into a license agreement with the California Institute of Technology (Cal Tech) on November 1, 2003 whereby the Company was granted a worldwide exclusive license to intellectual property covering the use of chimeric nucleases to stimulate gene targeting, in all fields except research tools and diagnostics. In an amendment to this agreement dated February 28, 2005, Sangamo was granted a worldwide exclusive license in all fields of use. Pursuant to the agreement, the Company has paid a license fee of 25,000 shares of unregistered Sangamo common stock, valued at $129,500, which was considered a research and development expense. No costs or expenses have been incurred under this agreement. No royalties or milestone fees are payable under this agreement. Products and services developed under this agreement relate to the use of zinc finger nucleases (ZFNs) for therapeutic gene correction in human healthcare and gene targeting in plant agriculture. The agreement expires upon the expiration of the last patent covered by the agreement. Based on currently filed patent applications, the Cal Tech agreement will terminate on September 5, 2023.

Estimated Licensing Expenses

If we are successful in the development and commercialization of our products, we will be obligated by our license agreements to make milestone and royalty payments to some or all of the licensors mentioned above. We believe that total payments under these agreements over the next three years will not exceed $1.5 million. For risks associated with our intellectual property, see “Risk Factors —  Because it is difficult and costly to protect our proprietary rights, and third parties have filed patent applications that are similar to ours, we cannot ensure the proprietary protection of our technologies and products.” We plan to continue to license and to internally generate intellectual property covering the design, selection, composition, and use of ZFPs; the genes encoding these proteins; and the application of ZFPs, ZFP TFs, and ZFNs in ZFP Therapeutics, Enabling Technology applications, and in plant agriculture research.

Intellectual Property Related Risks

Although we have filed for patents on some aspects of our technology, we cannot provide assurances that patents will issue as a result of these pending applications or that any patent that has been or may be issued will be upheld. One of our foreign patents, which forms the basis for five European Regional Phase patents, has been revoked as a result of an opposition by a third party . We have appealed the revocation but cannot predict the outcome of our appeal. See “Risk Factors — Because it is difficult and costly to protect our proprietary rights, and third parties have filed patent applications that are similar to ours, we cannot ensure the proprietary protection of our technologies and products.” Despite our efforts to protect our proprietary rights, existing patent, copyright, trademark, and trade secret laws afford only limited protection, and we cannot assure you that our intellectual property rights, if challenged, will be upheld as valid or will be adequate to protect our proprietary technology and information. In addition, the laws of some foreign countries may not protect our proprietary rights to the same extent as do the laws of the United States. Attempts may be made to copy or reverse engineer aspects of our technology or to obtain and use information that we regard as proprietary. Our patent filings may be subject to interferences. Litigation or opposition proceedings may be necessary in the future to enforce or uphold our intellectual property rights, to determine the scope of our licenses, or to determine the validity and scope of the proprietary rights of others. The defense and prosecution of intellectual property lawsuits, United States Patent and Trademark Office interference proceedings, and related legal and administrative proceedings in the United States and internationally involve complex legal and factual questions. As a result, these proceedings would be costly and time consuming to pursue and could result in diversion of financial and management resources without any assurance of success.

In the future, third parties may assert patent, copyright, trademark, and other intellectual property rights to technologies that are important to our business. Any claims asserting that our products infringe or may infringe proprietary rights of third parties, if determined adversely to us, could significantly harm our business. Any claims, with or without merit, could result in costly litigation, divert the efforts of our technical and management personnel, or require us to enter into or modify existing royalty or licensing agreements, any of which could significantly harm our business. Royalty or licensing agreements, if required, may not be available on terms acceptable to us, if at all. See “Risk Factors — Because it is difficult and costly to protect our proprietary rights, and third parties have filed patent applications that are similar to ours, we cannot ensure the proprietary protection of our technologies and products.”

Intellectual Property Related Advantages

We have been advised that our technology can give us and our collaborators independence from third party patent claims to gene sequences. In general, under United States patent law, a patent may be obtained for any new and useful process, machine, manufacture, or composition of matter. An underlying theme of United States patent law, as related to biotechnology, is that the sequence of a gene, as it exists in the chromosome, is not new, even when newly discovered, unless it is isolated or modified from its normal chromosomal context. As a result, for over a decade, patent courts have held that, to be patentable, a DNA sequence must be purified, isolated or modified. Accordingly, U.S. patent claims to DNA sequences can cover only isolated, purified or modified nucleic acid sequences (e.g., a purified DNA fragment or a DNA sequence inserted into a vector). We have been advised that U.S. patent claims to DNA sequences do not, and cannot, cover gene sequences as they exist in their natural chromosomal environment and international patent law is consistent with U.S. patent law in this regard. Most current methods for over-expression of a gene or protein involve introduction, into a cell, of a vector containing a DNA encoding the protein to be over-expressed. Since such a vector contains isolated sequences which encode the protein, it would be covered by any patent claims to those sequences. In contrast, Sangamo’s methods for over-expression utilize ZFP TFs that target endogenous genes as they exist in the chromosome. As a result, our methods do not require the use of isolated DNA sequences encoding the protein to be over-expressed and, our counsel has advised us, do not infringe patent claims to such sequences. Notwithstanding this advice, we realize that others could take a contrary position that could result in litigation. While we believe that we would prevail in any such litigation, the uncertainties involved in litigation generally make it impossible to provide assurance as to the ultimate outcome of such matters. See “Risk Factors — Because it is difficult and costly to protect our proprietary rights, and third parties have filed patent applications that are similar to ours, we cannot ensure the proprietary protection of our technologies and products.”

COMPETITION

Sangamo is a leader in the research, development, and commercialization of DNA binding proteins for the regulation of gene expression and gene modification. We are aware of several companies focused on other methods for regulating gene expression and a limited number of commercial and academic groups pursuing the development of ZFP gene regulation and gene modification technology. The field of applied gene regulation is highly competitive and we expect competition to persist and intensify in the future from a number of different sources, including pharmaceutical, agricultural, and biotechnology companies; academic and research institutions; and government agencies that will seek to develop ZFPs as well as technologies that will compete with our ZFP technology platform.

In July 2001, we strengthened our competitive position by completing our acquisition of Gendaq Ltd. Gendaq scientists had also focused their research efforts on regulating genes through the engineering of ZFPs and they brought significant additional know-how and intellectual property into Sangamo. Despite our strong presence in the field of ZFP technology and intellectual property, any products that we develop with our ZFP TF and ZFN technology may participate in highly competitive markets.

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

Although we are in the clinical development phase of operations and have no current therapeutic products or product sales, we believe the following companies, products and/or technologies may potentially be competitive with our technology or our products under development:

•	Small molecules in development from both in-house drug discovery programs of pharmaceutical companies such as Pfizer, Merck and Eli Lilly, as well as from biotechnology companies with expertise and capabilities in small molecule discovery and development such as Millennium Pharmaceuticals and Exelixis.

•	Monoclonal antibody companies and product candidates from certain biotechnology firms such as Genentech, Amgen, Medimmune, as well as Abgenix, Medarex, Cambridge Antibody Technology, HGSI and Protein Design Labs.

•	Protein pharmaceuticals under development at pharmaceutical and biotechnology companies such as Amgen, Genentech, Johnson & Johnson, Lilly and Biogen and numerous other pharmaceutical and small biotechnology firms.

•	Gene therapy companies who are developing gene-based products in clinical trials. None of these products have yet been approved. Our competitors in this category may include Cell Genesys, which has different versions of the GVAX(R) cancer vaccine in Phase 1, Phase 2 and Phase 3 clinical studies; GenVec, which is working on gene-based therapies such as BIOBYPASS(R) for the treatment of coronary artery disease and a gene therapy approach to AMD; and Valentis, which is conducting pivotal clinical studies of VLTS 934 for the treatment of PAD and which may be competitive with Sangamo’s program in this area; and VirxSys , a gene delivery company that is developing a treatment for HIV/AIDS.

•	Antisense therapeutics and RNA interference technology, or RNAi, which are two technologies that may compete with ZFP-Therapeutics in the development of novel therapeutic products acting through the regulation of gene expression. These technologies are being developed by numerous biotechnology companies including Isis, Sirna and Alnylam.

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

GOVERNMENT REGULATION

Before commencing clinical investigations in humans, we must submit to, and receive approval from, the U.S. Food and Drug Administration (FDA) of an Investigational New Drug (IND) Application. We filed a Phase 1 clinical protocol for review by the NIH RAC in the fourth quarter of 2004, an IND in January 2005, and intend to file a Phase 2 protocol for review by the FDA in 2006 for our first product candidate, SB-509, for the potential treatment of diabetic neuropathy. Our partner, Edwards Lifesciences, also submitted a Phase 1 clinical protocol for review by the NIH RAC in the fourth quarter of 2003 and filed the first ZFP Therapeutic IND application with the FDA in February 2004. We have not applied for regulatory approvals with respect to any of our other technologies or products under development. We anticipate that the research, development, and commercialization of any therapeutic products developed, either alone or with our strategic partners or collaborators, will be subject to extensive regulation in the United States and other countries.

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

Clinical trials are lengthy and are typically conducted in three sequential phases, but the phases may overlap or be combined. Each trial must be reviewed and approved by an independent ethics committee or institutional review board of each participating hospital before it can begin. Phase 1 usually involves the initial introduction of the investigational drug into healthy volunteers or patients to evaluate certain factors, including its safety and dose tolerance. Phase 2 usually involves trials in a limited patient population to evaluate dosage tolerance and appropriate dosage, identify possible adverse effects and safety risks, and evaluate preliminary efficacy of the drug for specific indications. Phase 3 trials usually further evaluate clinical efficacy and test further for safety by using the drug in its final form in an expanded patient population. Later clinical trials may fail to support the findings of earlier trials, which can delay, limit or prevent regulatory approvals.

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

We have hired personnel with expertise in regulatory affairs to assist us in obtaining appropriate regulatory approvals as required. In 2004 and 2005, we hired employees with experience in preclinical and clinical development of therapeutic programs and products. We also intend to work with our strategic partners and collaborators that have experience in regulatory affairs to assist us in obtaining regulatory approvals for collaborative products. See “Risk Factors — Our potential therapeutic products are subject to a lengthy and uncertain regulatory process, and if these potential products are not approved, we will not be able to commercialize those products” and — Regulatory approval, if granted, may be limited to specific uses or geographic areas which could limit our ability to generate revenues.”

RESEARCH AND DEVELOPMENT EXPENSES

Over the past three fiscal years, research and development expenses have consisted primarily of salaries and related personnel expenses, laboratory supplies, allocated facilities costs, subcontracted research expenses, and expenses for patent prosecution, trademark registration and technology licenses. Research and development expenses were $11.4 million, $11.0 million and $10.2 million for 2005, 2004 and 2003, respectively. We believe that continued investment in research and development is critical to attaining our strategic objectives. We expect these expenses will increase significantly as we focus increasingly on development of ZFP Therapeutics. Specifically, in order to develop ZFPs as commercially relevant therapeutics, we expect to expend additional resources for expertise in the manufacturing, regulatory affairs and clinical research aspects of ZFP Therapeutic development.

EMPLOYEES

As of February 14, 2006, we had 62 full-time employees, all of which are located in Richmond, California. None of our employees are represented by a collective bargaining agreement, nor have we experienced work stoppages. We believe that our relations with our employees are good.

AVAILABLE INFORMATION

Sangamo can be found on the internet at http://www.sangamo.com. We make available free of charge, on or through our internet site, our annual, quarterly, and current reports and any amendments to those reports filed or furnished pursuant to Section 13(a) of the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Information contained in Sangamo’s internet site is not part of this report.

Item 1A.  Risk Factors

We have increased the focus of our research and development programs on human therapeutics, which may increase operating expenditures and the uncertainty of our business.  We are increasing the emphasis and focus of our research and development activities on ZFP Therapeutics and have relatively fewer resources invested in our Enabling Technology programs. In the short term, this change in resource allocation may reduce our revenues and increase operating expenditures due to larger financial outlays to fund preclinical studies, manufacturing, and clinical research. The transition will also increase the visibility of our lead therapeutic programs and the potential impact on the stock price of news releases relating to these programs.

We are conducting proprietary research to discover ZFP Therapeutic product candidates. These programs increase our financial risk of product failure, may significantly increase our research expenditures, and may involve conflicts with our collaborators and strategic partners.  Our proprietary research programs consist of research which is funded solely by the Company and where the Company retains exclusive rights to therapeutic products generated by the research. This is in contrast to certain of our research programs that may be funded by corporate partners and in which we may share rights to any resulting products. We have conducted proprietary research since inception, however, in the past year, our strategy has shifted toward placing greater emphasis on proprietary research and therapeutic development and we expect this trend will continue in 2006 as we initiate our first Phase 2 clinical trial and bring new ZFP Therapeutics into clinical trials. Conducting proprietary research programs may not generate corresponding revenue and may create conflicts with our collaborators or strategic partners. The implementation of this strategy will involve substantially greater business risks, the expenditure of significantly greater funds than our historic research activities and will require substantial commitments of time from our management and staff.

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

We, and our partner, Edwards Lifesciences, have initiated Phase 1 clinical trials in our respective lead ZFP Therapeutic programs, and ZFP Therapeutics have never before been tested in humans. We have completed enrollment and treatment of the patients in the first of these trials of SB-509 for diabetic neuropathy and thus far have not observed any drug-related adverse events. However if our lead ZFP Therapeutic fails its initial safety study, it could reduce our ability to attract new investors and corporate partners.  In January 2005, Sangamo filed an IND with the FDA for SB-509, a ZFP TF activator of VEGF-A, for the treatment of mild to moderate diabetic neuropathy. We have completed enrollment and treatment of a Phase 1, single blind, dose-escalation trial to measure the laboratory and clinical safety of SB-509 and reported that we did not observe dose-limiting toxicity or any severe adverse drug-related events. We expect to present data from this trial in the first half of 2006 and to initiate a Phase 2 clinical trial of SB-509 in the second half of 2006. Edwards Lifesciences also filed an investigational new drug (IND) application with the U.S. Food and Drug Administration (FDA) on February 10, 2004 and initiated a Phase 1 clinical trial in humans in August, 2004 and a second in the first half of 2005. The first Phase 1 studies of a

ZFP Therapeutic will be a highly visible test of the Company’s ZFP Therapeutic approach. Since we have increased our focus on ZFP Therapeutic research and development, investors will increasingly assess the value of the Company’s technology based on the continued progress of ZFP Therapeutic products into and through clinical trials. If the initial safety study of our lead therapeutic was halted due to safety concerns, this would negatively affect the value of the Company’s stock.

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

We have limited experience in conducting clinical trials, and we may encounter unanticipated toxicity or adverse events or fail to demonstrate the efficacy, causing us to delay, suspend or terminate the development of our ZFP Therapeutics.  Our ZFP Therapeutics may fail to show the desired safety and efficacy in initial clinical trials. Even if we successfully complete Phase 1 trials, the FDA will require additional Phase 2 and Phase 3 clinical testing which involves significantly greater resources, commitments and expertise that may require us to enter into a collaborative relationship with a pharmaceutical company that would assume responsibility for late-stage development and commercialization.

Our potential therapeutic products are subject to a lengthy and uncertain regulatory process,and we may encounter unanticipated toxicity or adverse events or fail to demonstrate efficacy, causing us to delay, suspend or teminate the the development of a ZFP Therapeutics and if these potential products are not approved, we will not be able to commercialize those products.  The FDA must approve any human therapeutic products before they can be marketed in the United States. The process for receiving regulatory approval is long and uncertain, and a potential product may not withstand the rigors of testing under the regulatory approval processes.

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

Clinical trials:

•	must be conducted in conformance with the FDA’s good clinical practices ICH guidelines and other applicable regulations;

•	must meet requirements for institutional review board oversight;

•	must follow Institutional Biosafety Committee (IBC) and NIH RAC guidelines where applicable;

•	must meet requirements for informed consent;

•	are subject to continuing FDA oversight;

•	may require large numbers of test subjects; and

•	may be suspended by our commercial partner, the FDA, or us at any time if it is believed that the subjects participating in these trials are being exposed to unacceptable health risks or if the FDA finds deficiencies in the IND or the conduct of these trials.

Clinical trials are lengthy and are typically conducted in three sequential phases, but the phases may overlap or be combined. Each trial must be reviewed and approved by an independent ethics committee or institutional review board before it can begin. Phase 1 usually involves the initial introduction of the investigational drug into healthy volunteers or patients to evaluate certain factors, including its safety, dosage tolerance and, if possible, to gain an early indication of its effectiveness. Phase 2 usually involves trials in a limited patient population to evaluate dosage tolerance and appropriate dosage, identify possible adverse effects and safety risks, and evaluate preliminarily the efficacy of the drug for specific indications. Phase 3 trials usually further evaluate clinical efficacy and test further for safety by using the drug in its final form in an expanded patient population. Later clinical trials may fail to support the findings of earlier trials, which would delay, limit or prevent regulatory approvals.

While we have stated our intention to file an additional IND applications during the next several years, this is only a statement of intent, and we may not be able to do so because the associated product candidates may not meet the necessary preclinical requirements. In addition, there can be no assurance that, once filed, an IND application will result in the actual initiation of clinical trials.

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

The results of early Phase 1 trials are based on a small number of patients over a short period of time, and our success may not be indicative of results in a large number of patients or of long-term efficacy.  The results in early phases of clinical testing are based upon limited numbers of patients and a limited follow-up period. For example, the results from the Phase 1 clinical trial of our ZFP Therapeutic, SB-509 product, are expected to be available in the first half of 2006. The primary end point of the trial is clinical and laboratory safety, however we expect to be able to collect some preliminary efficacy data. Typically, our Phase 1 clinical trials for indications of safety enroll less than 50 patients. We anticipate that our Phase 2 clinical trials for efficacy would typically enroll approximately 100 patients. Actual results with more data points may not confirm favorable results from our earlier stage trials. A number of companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in late stage clinical trials even after achieving promising results in earlier stage clinical trials. In addition, we do not yet know if early results will have a lasting effect. If a larger population of patients does not experience positive results, or if these results do not have a lasting effect, our products may not receive approval from the FDA. Failure to demonstrate the safety and effectiveness of our gene based products in larger patient populations could have a material adverse effect on our business that would cause our stock price to decline significantly.

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

We are currently engaged in the research and development of a new application of our technology platform: ZFP-mediated gene modification using ZFNs to effect either gene correction or gene disruption. Using this technique, Sangamo scientists have engineered ZFNs to cut DNA at a specific site within a target gene, and to then to either correct the adjacent sequences with newly synthesized DNA copied from an introduced DNA template, gene correction, or to rejoin the two ends of the break which frequently results in the disruption of the gene’s function. In so doing, we are attempting to “correct” an abnormal or disease-related mutation or DNA sequence or to disrupt a gene that is involved in disease pathology. ZFP-mediated gene modification is at an early stage of development. Our scientists have shown ZFP-mediated gene modification to work in isolated cells; however, a significant amount of additional research will be needed before this technique can be evaluated in animals or plants and subsequently tested for applications in human healthcare and plant agriculture.

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

We are at the development phase of operations and may not succeed or become profitable.  We began operations in 1995 and are in the early phases of ZFP Therapeutic product development. We have incurred significant losses and our net losses for the past three fiscal years ended 2005, 2004 and 2003 were $13.3 million, $13.8 million and $10.4 million, respectively. To date, our revenues have been generated from Enabling Technology collaborations, strategic partners, and federal government research grants. In 2005, we have placed more emphasis on higher-value therapeutic product development and related strategic partnerships. This shift in emphasis has the potential to increase the return on investment to our stockholders by allocating capital resources to higher value, therapeutic product development activities. At the same time, it increases our financial risk by increasing expenses associated with product development. In addition, the preclinical or clinical failure of any single product may have a significant effect on the actual or perceived value of our shares. Our business is subject to all of the risks inherent in the development of a new technology, which include the need to:

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

Our existing strategic partnering agreements are based on the achievement of milestones. Under the strategic partnering agreements, we expect to receive revenue for the research and development of a ZFP Therapeutic product and based on achievement of specific milestones. Achieving these milestones will depend, in part, on the efforts of our strategic partner as well as our own. In contrast, our historic Enabling Technology collaborations only pay us to supply ZFP TFs for the collaborator’s independent use, rather than for future results of the collaborator’s efforts. If we, or any strategic partner, fail to meet specific milestones, then the strategic partnership may be terminated, which could decrease our revenues.

If our competitors develop, acquire, or market technologies or products that are more effective than ours, this would reduce or eliminate our commercial opportunity.  Any products that we or our collaborators or strategic partners develop by using our ZFP technology platform will enter into highly competitive markets. Even if we are able to generate ZFP Therapeutics that are safe and effective for their intended use, competing technologies may prove to be more effective or less expensive, which, to the extent these competing technologies achieve market acceptance, will limit our revenue opportunities. In some cases, competing technologies have proven to be satisfactorily effective and less expensive, as has been the case with technologies competitive with our Enabling Technology(R). The effectiveness of these competing products has reduced the revenues generated by our Enabling Technology. Competing technologies may include other methods of regulating gene expression or modifying genes. ZFP TFs and ZFNs have broad application in the life sciences and compete with a broad array of new technologies and approaches being applied to genetic research by many companies. Competing proprietary technologies with our product development focus include:

•	For ZFP Therapeutics:

•	small molecule drugs;

•	monoclonal antibodies;

•	recombinant proteins;

•	gene therapy / cDNAs;

•	antisense; and

•	siRNA approaches

•	For our Enabling Technology Applications:

•	For protein production: gene amplification, meganucleases, insulator technology;

•	For target validation: antisense, siRNA; and

•	For plant agriculture: recombination approaches, mutagenesis approaches, meganucleases;

•	In addition to possessing competing technologies, our competitors include biotechnology companies with:

•	substantially greater capital resources than ours;

•	larger research and development staffs and facilities than ours; and

•	greater experience in product development and in obtaining regulatory approvals and patent protection;

•	These organizations also compete with us to:

•	attract qualified personnel;

•	attract parties for acquisitions, joint ventures or other collaborations; and

•	license the proprietary technologies of academic and research institutions that are competitive with our technology, which may preclude us from pursuing similar opportunities.

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

We anticipate continuing to incur operating losses for the next several years. If material losses continue for a significant period, we may be unable to continue our operations.  We have generated operating losses since we began operations in 1995. The extent of our future losses and the timing of profitability are uncertain, and we expect to incur losses for the foreseeable future. We have been engaged in developing our ZFP TF technology since inception, which has and will continue to require significant research and development expenditures. In November 2005 we announced that we had completed a registered direct offering to institutional and strategic investors for a total of 5,080,000 shares of common stock at a price of $3.85 per share to the investors, resulting in net proceeds to Sangamo of approximately $18.2 million. To date, we have generated all other revenue from Enabling Technology collaborations, strategic partnering agreements, and federal government research grants. As of December 31, 2005, we had an accumulated deficit of approximately $110.4 million. We expect to incur losses for the foreseeable future. These losses will increase as we expand and extend our research and development activities into human therapeutic product development. If the time required to generate significant product revenues and achieve profitability is longer than we currently anticipate, we may not be able to sustain our operations.

We may be unable to raise additional capital, which would harm our ability to develop our technology and products.  We have incurred significant operating losses and negative operating cash flows since inception and have not achieved profitability. We expect capital outlays and operating expenditures to increase over the next several years as we expand our infrastructure and research and ZFP Therapeutic product development activities. While we believe our financial resources will be adequate to sustain our current operations at least through 2007, we may seek additional sources of capital through equity or debt financing. In addition, as we focus our efforts on proprietary human therapeutics, we will need to seek FDA approval of potential products, a process that could cost in excess of $100 million per product. We cannot be certain that we will be able to obtain financing on terms acceptable to us, or at all. If adequate funds are not available, our business and our ability to develop our technology and ZFP Therapeutic products would be harmed.

Our stock price has been volatile and may continue to be volatile, which could result in substantial losses for investors.  During the past two years, our common stock price has fluctuated significantly, ranging from a low of $3.46 to a high of $6.49 during the year ended December 31, 2005, and a low of $3.00 to a high of $8.02 during the year ended December 31, 2004. Volatility in our common stock could cause stockholders to incur substantial losses. An active public market for our common stock may not be sustained, and the market price of our common stock may continue to be highly volatile. The market price of our common stock has fluctuated significantly in response to the following factors, some of which are beyond our control:

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

Our common stock is thinly traded, which means large transactions in our common stock may be difficult to conduct in a short time frame.  We have a low volume of daily trades in our common stock on the Nasdaq National Market. For example, the average daily trading volume in our common stock on the Nasdaq National Market over the ten-day trading period prior to February 1, 2006 was approximately 101,000 shares per day. Any large transactions in our common stock may be difficult to conduct and may cause significant fluctuations in the price of our common stock.

Failure to attract, retain, and motivate skilled personnel and cultivate key academic collaborations will delay our product development programs and our research and development efforts.  We are a small company with 62 full-time employees as of February 14, 2006 and our success depends on our continued ability to attract, retain, and motivate highly qualified management and scientific personnel and our ability to develop and maintain important relationships with leading research and academic institutions and scientists. Competition for personnel and academic and other research collaborations is intense. The success of our technology development programs depends on our ability to attract and retain highly trained personnel and we have experienced a rate of employee turnover that we believe is typical of emerging biotechnology companies. If we lose the services of personnel with the necessary skills, it could significantly impede the achievement of our research and development objectives. We are not presently aware of any plans of specific employees to retire or otherwise leave the company. If we fail to negotiate additional acceptable collaborations with academic and other research institutions and scientists, or if our existing collaborations are unsuccessful, our ZFP Therapeutic development programs may be delayed or may not succeed.

If conflicts arise between us and our collaborators, strategic partners, scientific advisors, or directors, these parties may act in their self-interest, which may limit our ability to implement our strategies.  If conflicts arise between our corporate or academic collaborators, strategic partners, or scientific advisors or directors and us, the other party may act in its self-interest, which may limit our ability to implement our strategies. Our license agreement with Edwards Lifesciences provides Edwards with worldwide, exclusive rights for ZFP Therapeutics “for the activation of VEGF and VEGF receptors for the treatment and prevention of ischemic cardiovascular and vascular disease in humans.” We have retained all rights to use our technology for all therapeutic applications of VEGF activation outside of the treatment and prevention of ischemic cardiovascular and vascular disease in humans. During the first quarter of 2005, Sangamo commenced a Phase 1 clinical trial for the treatment of diabetic neuropathy using a ZFP Therapeutic for the activation of VEGF. Edwards has stated that its rights include diabetic neuropathy and consequently our activities relating to diabetic neuropathy constitute a breach of the agreement. We strongly disagree with the Edwards’ assertion because diabetic neuropathy is a neurological disease and not an ischemic vascular disease and therefore is outside the scope of the Edwards license. Sangamo and Edwards are in discussions regarding this issue. Some of our academic collaborators and strategic partners are conducting multiple product development efforts within each area that is the subject of the collaboration with us. Our collaborators or strategic partners, however, may develop, either alone or with others, products in related fields that are competitive with the products or potential products that are the subject of these collaborations. Competing products, either developed by the collaborators or strategic partners or to which the collaborators or strategic partners have rights, may result in the withdrawal of partner support for our product candidates.

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

We are unable to exercise the same degree of control over intellectual property that we license from third parties as we exercise over our internally developed intellectual property. We do not control the prosecution of certain of the patent applications that we license from third parties; therefore, the patent applications may not be prosecuted exactly as we desire or in a timely manner.

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

We cannot guarantee that third parties will not challenge our intellectual property. One of our licensed patents, European Patent No. 0 682 699, entitled “Functional Domains in Flavobacterium Okeanokoites Restriction Endonuclease” was granted on May 7, 2003 and forms the basis of Regional Phase patents in France, Germany, Great Britain, Ireland and Switzerland. The granted claims of the patent cover technologies used in our programs in targeted recombination and gene correction. On December 1, 2005 an interlocutory decision revoking this patent was issued by the European Patent Office. We have appealed this decision. If our appeal is ultimately unsuccessful, our ability to exclude potential competitors in the field of targeted recombination and gene correction in Europe may be limited. These developments apply only to Europe and do not affect our ability to practice our targeted recombination and gene correction programs in Europe. Moreover, we also hold licenses to six US patents to the technology covered by the opposed European patent, and hold licenses to related applications pending in Canada and Japan. Accordingly, any effects of the opposition, up to and including invalidation of the European patent, would be restricted to Europe and would have little, if any, material adverse effect on our business.

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

Laws or public sentiment may limit the production of genetically modified agricultural products in the future, and these laws could reduce our partner’s ability to sell these products.  Genetically modified products are currently subject to public debate and heightened regulatory scrutiny, either of which could prevent or delay production of agricultural products. Effective as of October 1, 2005, we entered into a Research License and Commercial Option Agreement with Dow AgroSciences LLC (“DAS”), a wholly owned indirect subsidiary of Dow Chemical Corporation. Under this agreement, we will provide DAS with access to our proprietary ZFP technology and the exclusive right to use our ZFP technology to modify the genomes or alter the nucleic acid or protein expression of plant cells, plants, or plant cell cultures. The field-testing, production, and marketing of genetically modified plants and plant products are subject to federal, state, local, and foreign governmental regulation. Regulatory agencies administering existing or future regulations or legislation may not allow production and marketing of our genetically modified products in a timely manner or under technically or commercially feasible conditions. In addition, regulatory action or private litigation could result in expenses, delays, or other impediments to our product development programs or the commercialization of resulting products.

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

Insiders have substantial control over Sangamo and could delay or prevent a change in corporate control.  The interest of management could conflict with the interest of our other stockholders. Our executive officers and directors beneficially own, in the aggregate, approximately 21% of our outstanding common stock. As a result, these stockholders, if they choose to act together, will be able to have a material impact on all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This could have the effect of delaying or preventing a change of control of Sangamo, which in turn could reduce the market price of our stock.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

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

The high and low closing prices of our common stock for each quarterly period during the last two fiscal years as reported by the Nasdaq National Market were as follows:

Common Stock

	Price
	High	Low

Year ended December 31, 2004
First Quarter	$8.02	$5.28
Second Quarter	$6.87	$5.60
Third Quarter	$5.85	$3.00
Fourth Quarter	$6.00	$3.75
Year ended December 31, 2005
First Quarter	$6.49	$3.51
Second Quarter	$4.20	$3.46
Third Quarter	$4.95	$3.52
Fourth Quarter	$4.86	$3.71

Holders

As of February 14, 2006 there were approximately 101 holders of record of Sangamo’s common stock. This number does not include “street name” or beneficial holders, whose shares are held of record by banks, brokers and other financial institutions.

Dividends

Sangamo has not paid dividends on its common stock, and currently does not plan to pay any cash dividends in the foreseeable future.

Stock Trading Plans

From time to time our directors, executive officers and other insiders may adopt stock trading plans pursuant to Rule 10b5-1 of the Securities Exchange Act of 1934, as amended. These plans are established to allow individuals to diversify their investment portfolio while avoiding conflicts of interest or the appearance of any such conflict that might arise from their positions with the company. Starting in the first quarter of 2002, one of our officers, Edward O. Lanphier II, President and CEO, and one of our directors, have made periodic sales of the Company’s stock pursuant to such plans.

Item 6.	Selected Financial Data

The following Selected Financial Data should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 8. Financial Statements and Supplementary Data” included elsewhere in this Annual Report on Form 10-K.

SELECTED FINANCIAL DATA

	Year Ended December 31,
	2005	2004	2003	2002	2001
	(In thousands, except per share data)

Statement of Operations Data:
Total revenues	$2,484	$1,315	$2,579	$4,343	$4,885

Operating expenses:
Research and development	11,419	11,046	10,187	12,213	12,952
General and administrative	4,512	4,256	3,594	3,815	3,638
Stock-based compensation(1)	301	663	567	1,499	3,674
Restructuring charge	—	—	—	371	—
Goodwill impairment	—	—	—	15,250	—
Patent impairment	—	—	—	2,760	—
Acquired in-process research and development	—	—	—	—	13,062

Total operating expenses	16,232	15,965	14,348	35,908	33,326

Loss from operations	(13,748)	(14,650)	(11,769)	(31,565)	(28,441)
Interest income, net	850	620	752	1,366	3,192
Other income/(expense)	(395)	212	584	435	—

Net loss	$(13,293)	$(13,818)	$(10,433)	$(29,764)	$(25,249)

Basic and diluted net loss per common share	$(0.51)	$(0.55)	$(0.42)	$(1.22)	$(1.09)

Shares used in computing basic and diluted net loss per common share	25,855	25,126	24,811	24,493	23,120

	Year Ended December 31,
	2005	2004	2003	2002	2001
	(In thousands)

(1) Stock-Based Compensation:
Research and development stock-based compensation	$300	$649	$451	$1,150	$2,562
General and administrative stock-based compensation	1	14	116	349	1,112

Total stock-based compensation	$301	$663	$567	$1,499	$3,674

	December 31,
	2005	2004	2003	2002	2001
	(In thousands)

Balance Sheet Data:
Cash, cash equivalents, marketable securities, and interest receivable	$47,174	$33,520	$44,343	$52,575	$62,560
Working capital	41,668	32,028	43,714	52,115	61,102
Total assets	48,983	34,725	46,232	56,227	85,017
Accumulated deficit	(110,408)	(97,115)	(83,297)	(72,864)	(43,100)
Total stockholders’ equity	37,814	32,377	44,661	54,246	82,349

Item 7.	Management’s Discussion and Analysis of Financial Condition and

The discussion in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contains trend analysis, estimates and other forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements include, without limitation, statements containing the words “believes,” “anticipates,” “expects,” “continue,” and other words of similar import or the negative of those terms or expressions. Such forward-looking statements are subject to known and unknown risks, uncertainties, estimates and other factors that may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Actual results could differ materially from those set forth in such forward-looking statements as a result of, but not limited to, the “Risk Factors” described in Part I, Item 1A. You should read the following discussion and analysis along with the “Selected Financial Data” and the financial statements and notes attached to those statements included elsewhere in this report.

Overview

We were incorporated in June 1995. From our inception through December 31, 2005, our activities related primarily to establishing and operating a biotechnology research and development organization and developing relationships with our corporate collaborators. Our scientific and business development endeavors currently focus on the engineering of novel zinc finger DNA binding proteins (ZFPs) for the regulation and modification of genes. We have incurred net losses since inception and expect to incur losses in the future as we continue our research and development activities. To date, we have funded our operations primarily through the issuance of equity securities, borrowings, payments from federal government research grants and from corporate collaborators and strategic partners. As of December 31, 2005, we had an accumulated deficit of $110.4 million.

Our revenues have consisted primarily of revenues from our corporate partners for ZFP TFs and ZFNs, contractual payments from strategic partners for research programs and research milestones, and Federal government research grant funding. We expect revenues will continue to fluctuate from period to period and there can be no assurance that new collaborations or partner fundings will continue beyond their initial terms.

In 2005, we have placed more emphasis on higher-value therapeutic product development and related strategic partnerships and less emphasis on our Enabling Technology collaborations. We believe this shift in emphasis has the potential to increase the return on investment to our stockholders by allocating capital resources to higher value, therapeutic product development activities. At the same time, it may reduce our revenues over the next several years and it increases our financial risk by increasing expenses associated with product development. We have filed an Investigational New Drug (IND) application with the U.S. Food and Drug Administration (FDA) and have initiated a Phase 1 clinical trial of a ZFP Therapeutic in patients with diabetic neuropathy during the first quarter of 2005. Development of novel therapeutic products is costly and is subject to a lengthy and uncertain regulatory process by the FDA. Our future products are gene-based therapeutics. Adverse events in both our own clinical program and other programs in gene therapy may have a negative impact on regulatory approval, the willingness of potential commercial partners to enter into agreements and the perception of the public.

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

Sangamo recognizes revenue from its Enabling Technology collaborations when ZFP-based products are delivered to the collaborators, persuasive evidence of an agreement exists, there are no unfulfilled obligations, the price is fixed and determinable, and collectibility is reasonably assured. Generally, Sangamo receives partial payments from these collaborations prior to the delivery of ZFP-based products and the recognition of these revenues is deferred until the ZFP-based products are delivered, the risk of ownership has passed to the collaborator and all performance obligations have been satisfied. Upfront or signature payments received upon the signing of an Enabling Technology agreement are generally recognized ratably over the applicable period of the agreement or as ZFP-based products are delivered.

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

Results of Operations

Years Ended December 31, 2005, 2004 and 2003

Total Revenues

	Year Ended December 31,
	2005	2004	Change	% Change	2004	2003	Change	% Change
	(In thousands, except percentage values)

Revenues:
Collaboration agreements	$1,832	$947	$885	93%	$947	$2,205	$(1,258)	(57)%
Federal government research grants	652	368	284	77%	368	374	(6)	(2)%

Total revenues	$2,484	$1,315	$1,169	89%	$1,315	$2,579	$(1,264)	(49)%

We are increasing the emphasis of our research and development activities on ZFP Therapeutics. Even with this change in resource allocation, we anticipate increasing revenues over the next several years primarily related to our Research License and Commercial Option Agreement with Dow AgroSciences LLC (“DAS”), a wholly owned indirect subsidiary of Dow Chemical Corporation.

Total revenues consisted of revenues from collaboration agreements, strategic partnerships and federal government research grants. Revenues from our corporate collaboration and strategic partnering agreements were $1.8 million in 2005, compared to $947,000 in 2004, and $2.2 million in 2003. The increase in 2005 from 2004 was principally attributable to increased revenues of approximately $748,000 related to our research collaboration agreement with Pfizer, increased revenues of approximately $677,000 in connection with our Research License and Commercial Option Agreement with DAS, and increased revenues of approximately $280,000 in connection with our collaboration in the field of regenerative medicine with LifeScan. These increases were partially offset by decreased revenues of $615,000 from our therapeutics partnership with Edwards Lifesciences Corporation (“Edwards”), as well as lower revenues of approximately $100,000 associated with other Enabling Technology collaborations. The decreased revenue from Edwards is due to the submission of the first IND by Edwards for a licensed product under the agreement with Sangamo. The decrease in 2004 from 2003 was principally attributable to decreased revenues of approximately $915,000 from our therapeutics partnership with Edwards, due to completion of our preclinical research and Edwards’ payments for those activities under the agreement, as well as decreased revenues of $343,000 associated with other Enabling Technology collaborations. Federal government research grant revenues were $652,000 in 2005, $368,000 in 2004, and $374,000 in 2003. The increase in 2005 over 2004 and 2003 was primarily attributable to increased revenue of $352,000 in connection with our Advanced Technology Program grant awarded by the National Institute of Standards and Technology. During the fourth quarter of 2005, the Company concluded that, since the inception, revenues related to this grant had been under-recorded by $254,000. A one-time adjustment for this amount was recorded during the fourth quarter of 2005 and is the primary reason for the increased federal government research grant revenues in 2005 as compared to 2004 and 2003. We plan to continue to apply for federal government research grants.

Operating Expenses

	Year Ended December 31,
	2005	2004	Change	% Change	2004	2003	Change	% Change
	(In thousands, except percentage values)

Operating expenses:
Research and development	$11,419	$11,046	$(373)	(3)%	$11,046	$10,187	$(859)	(8)%
General and administrative	4,512	4,256	(256)	(6)%	4,256	3,594	(662)	(18)%
Stock-based compensation	301	663	362	55%	663	567	(96)	(17)%

Total operating expenses	$16,232	$15,965	$(267)	(2)%	$15,965	$14,348	$(1,617)	(11)%

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

Research and development expenses were $11.4 million in 2005, compared to $11.0 million in 2004 and $10.2 million in 2003. The increase in 2005 from 2004 was principally due to increased expenses associated with our Phase 1 clinical trial in patients with diabetic neuropathy of approximately $577,000, increased expenses for laboratory supplies of approximately $466,000, increased external research expenses of approximately $406,000 and increased consulting expenses of approximately $209,000. This was partially offset by decreased expenses associated with pre-clinical studies of $915,000 and facilities of approximately $286,000 and $286,000, respectively. The decrease in facility-related expenses was primarily caused by decreased depreciation expense associated with laboratory equipment. The increase of $859,000 in 2004 from 2003 was principally due to pre-clinical studies and manufacturing costs of $1.8 million in connection with our diabetic neuropathy program. This was partially offset by decreased expenses for salaries and related benefits of $687,000, due to lower headcount, and laboratory supplies of $343,000.

Our current research and development programs are focused on the advancement of our ZFP TF technology for several potential applications. Among these are ZFP Therapeutics for cardiovascular disease, neurological disorders, cancer and monogenic diseases, ZFP-engineered cell lines, protein production and ZFP TFs and ZFNs for applications in agricultural biotechnology.

Below is a summary of our programs partially funded by collaborators and the development phase of the leading application:

Program	Collaborator	Stage

ZFP Therapeutics	Edwards	Clinical
ZFP technology to modify the genomes or alter the protein expression of plant cells, plants, or plant cell cultures	Dow Agrosciences	Research
ZFP-engineered cell lines for the manufacture of protein pharmaceuticals	Pfizer	Research/Marketing
ZFP TF-engineered cell lines for the treatment of diabetes	LifeScan	Research

Below is a summary of our programs funded internally and the development stage of the leading application:

Internal Programs

Program	Stage

ZFP Therapeutics	Clinical/Preclinical/ Research
ZFP TF-engineered cell lines for the manufacture of protein pharmaceuticals	Research
Agricultural biotechnology	Research

Due to the early stage of the Company’s various internal research and development projects, the Company does not track costs associated with its internal projects on a project-by-project basis. Drug development is inherently uncertain and the successful completion of our development programs is subject to numerous technological challenges and risks and we cannot presently estimate anticipated completion dates for any of our programs. Material cash inflows associated with the sale of products, if any, which result from our research efforts are not expected for at least five years. See Risk Factors — “Our potential therapeutic products are subject to a lengthy and uncertain regulatory process, and if these potential products are not approved, we will not be able to commercialize these products” and “Our gene regulation technology is relatively new, and if we are unable to use this technology in all our intended applications, it would limit our revenue opportunities.”

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

General and administrative expenses were $4.5 million during 2005, $4.3 million in 2004 and $3.6 million in 2003. The increase of $256,000 was principally due to increased salary and benefit expenses of approximately $394,000, partially offset by decreased expenses associated with corporate communications of approximately $108,000. The increase of $662,000 in 2004 from 2003 was principally due to increased expenses in connection with programs for compliance with Section 404 of the Sarbanes-Oxley Act of 2002, the related regulations regarding our required assessment of our internal controls over financial reporting and our external auditors’ audit of that assessment of approximately $470,000 as well as increased expenses of $110,000 related to corporate communications.

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

Stock-based compensation expenses were $301,000 for 2005, $663,000 for 2004 and $567,000 related to 2003. The decrease in 2005 from 2004 was attributable to lower non-employee stock-based compensation expense. The increase in 2004 from 2003 of $96,000 was attributable to higher non-employee stock-based compensation expense.

Interest income, net

	Year Ended December 31,
	2005	2004	Change	% Change	2004	2003	Change	% Change
	(In thousands, except percentage values)

Interest income, net	$850	$620	$230	37%	$620	$752	$(132)	(18)%

Interest income, net

Net interest income was $850,000 in 2005, as compared to $620,000 in 2004, and $752,000 in 2003. The increase in 2005 from 2004 is related to interest earned on higher average cash and investment balances. The decrease in 2004 from 2003 is related to interest earned on lower average cash and investment balances.

Other income/(expense)

	Year Ended December 31,
	2005	2004	Change	% Change	2004	2003	Change	% Change
	(In thousands, except percentage values)

Other income/ (expense)	$(395)	$212	$(607)	(286)%	$212	$584	$(372)	(64)%

Other income/(expense)

During 2005, other expense of $395,000 was comprised of a net loss on foreign currency translation of $374,000 and an other than temporary loss on our marketable securities of $21,000. During 2004 other income of $212,000 was comprised of a net gain on foreign currency translation of $261,000 and an insurance settlement of $22,000, partially offset by an other than temporary loss on our marketable securities of $71,000. During 2003, other income of $584,000 was principally comprised of a net gain on foreign currency translation of $298,000, an insurance settlement of $180,000 related to a equipment shipping claim and a research and development credit of $112,000.

We incurred net operating losses in 2005, 2004 and 2003, and consequently did not pay any federal or state income taxes.

Liquidity and Capital Resources

Since inception, we have financed our operations primarily through the sale of equity securities, payments from corporate collaborators, federal government research grants and financing activities such as a bank line of credit. As of December 31, 2005, we had cash, cash equivalents, investments and interest receivable totaling $47.2 million.

Net cash used in operating activities was $4.1 million in 2005, $10.2 million in 2004, and $7.4 million in 2003. In all periods, net cash used in operating activities was primarily due to funding of net operating losses. During 2005, the use of cash related to our net operating loss of $13.3 million and net increases in asset balances of $408,000. This was partially offset by net increases in liability balances of $8.8 million, principally due to an increase in deferred revenue of $7.2 million, primarily related to the receipt of a license payment of $7.5 million during the fourth quarter of 2005 per the terms of the Research License and Commercial Option Agreement with DAS. Other offsets to our net operating loss were non-cash charges of $536,000 and amortization on investments of $214,000. During 2004, the use of cash related to the net operating loss of $13.8 million, partially offset by non-cash charges and net increases in asset balances of $2.8 million and by amortization on investments of $868,000. During 2003, the use of cash related to the net operating loss of $10.4 million, partially offset by non-cash charges and net increases in asset balances of $1.8 million and by amortization on investments of $1.1 million.

Net cash provided by (used in) investing activities was $(4.4) million in 2005, $8.4 million in 2004 and $(623,000) in 2003. Cash was used during these periods to purchase investments and property and equipment and was offset by the maturities and sale of available-for-sale securities.

Net cash provided by financing activities $18.4 million in 2005, $553,000 in 2004 and $227,000 in 2003. During 2005, the company completed a registered direct offering to institutional and strategic investors for a total of 5,080,000 shares of common stock at a price of $3.85 per share to the investors, resulting in net proceeds to Sangamo of approximately $18.2 million. All other cash provided by financing activities for 2005, 2004 and 2003 was solely related to proceeds from issuance of common stock related to stock options exercises.

While we expect our rate of cash usage to increase in the future, in particular, in support of our product development endeavors, we believe that the available cash resources, funds received from corporate collaborators, strategic partners and federal government research grants will be sufficient to finance our operations through 2007. We may need to raise additional capital to fund our ZFP Therapeutic development activities. Additional capital may not be available in terms acceptable to us, or at all. If adequate funds are not available, our business and our ability to develop our technology and our ZFP Therapeutic products would be harmed.

There is no provision for income taxes because we have incurred losses. As of December 31, 2005, Sangamo had net operating loss carryforwards for federal income tax purposes of approximately $62.7 million, which expire in the years 2010 through 2025. The Company also has state operating loss carryforwards of approximately $28.3 million, which expire in the years 2006 through 2015. The Company also has federal and state research and development tax credits of $1.8 million and $1.9 million, respectively. The federal research credits will begin to expire in the year 2018 through 2025 and the state research credits have no expiration date. Utilization of the Company’s net operating loss may be subject to substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. Such an annual limitation could result in the expiration of the net operating loss before utilization.

Contractual Obligations and Commercial Commitments

As of December 31, 2005 we had contractual obligations and commercial commitments as follows (in thousands):

	Payments Due by Period
		Less than	1-3	3-5	More than
Contractual Obligations	Total	1 Year	Years	Years	5 Years

Operating leases	$4,139	$433	$1,368	$1,473	$865
License obligations	1,436	315	1,121	—	—

Total contractual obligations	$5,575	$748	$2,489	$1,473	$865

Operating leases consist of base rents for facilities we occupy in Richmond, California. License obligations consist of ongoing license maintenance fees, milestones and royalties due from sales of ZFP TFs.

Recent Accounting Pronouncements

In November 2005, the FASB issued FSP FAS 115-1 and FAS 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (“FSP FAS 115-1”), which provides guidance on determining when investments in certain debt and equity securities are considered impaired, whether that impairment is other-than-temporary, and on measuring such impairment loss. FSP FAS 115-1 also includes accounting considerations subsequent to the recognition of an other-than temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. FSP FAS 115-1 is required to be applied to reporting periods beginning after December 15, 2005. We are required to adopt FSP FAS 115-1 in the first quarter of 2006. We do not expect the adoption of this statement will have a material impact on our results of operations or financial condition.

In June 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections, a replacement of APB No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements.  SFAS No. 154 changes the requirements for accounting for and reporting a change in accounting principle. Previously, most voluntary changes in accounting principles required recognition via a cumulative effect adjustment within the net income of the period of the change. SFAS No. 154 requires retrospective application to prior periods’ financial statements unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005; however, this statement does not change the transition provisions of any existing accounting pronouncements. The Company does not believe the adoption of SFAS No. 154 will have a material effect on its consolidated financial position, results of operations or cash flows.

In December 2004, the Financial Accounting Standards Board, or FASB, issued a revision of Financial Accounting Standards No. 123, or SFAS 123R, which requires all share-based payments to employees and directors, including grants of employee stock options, to be recognized in the income statement based on their values. We expect to calculate the value of share-based payments under SFAS 123R on a basis substantially consistent with the fair value approach of SFAS 123. We will adopt SFAS 123R in our fiscal quarter beginning January 1, 2006, using the modified prospective method. We expect the adoption of SFAS 123R will have a material impact on our results of operations in that fiscal quarter and in each subsequent quarter, although it will have no impact on our overall liquidity. We cannot reasonably estimate the impact of adoption because it will depend on levels of share-based payments granted in the future as well as certain assumptions that can materially affect the calculation of the value share-based payments to employees and directors. However, had we adopted SFAS 123R in prior periods, the impact of the standard would have approximated the impact of SFAS 123 as described in the disclosure of pro forma net loss and pro forma loss per common share in Note 1 of Notes to Consolidated Financial Statements included under Item 8 of this Annual Report on Form 10-K.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

Our exposure to market risk for changes in interest rates relates primarily to our cash equivalents and investments. The investments are available-for-sale. We do not use derivative financial instruments in our investment portfolio. We attempt to ensure the safety and preservation of our invested funds by limiting default and market risks. Our cash and investments policy emphasizes liquidity and preservation of principal over other portfolio considerations. We select investments that maximize interest income to the extent possible within these guidelines. We invest excess cash in securities with different maturities to match projected cash needs and limit concentration of credit risk by diversifying our investments among a variety of high credit-quality issuers. We mitigate default risk by investing in only investment-grade securities. The portfolio includes marketable securities with active secondary or resale markets to ensure portfolio liquidity. All investments have a fixed interest rate and are carried at market value, which approximates cost. If market interest rates were to increase by one percent from December 31, 2005, the fair value of our portfolio would decline by less than $100,000. The modeling technique used measures the change in fair values arising from an immediate hypothetical shift in market interest rates and assumes ending fair values include principal plus accrued interest. We recognized a loss on foreign currency translation of $374,000 in 2005 and gains on foreign currency translation of $261,000 and $298,000 for 2004 and 2003, respectively.

Item 8.	Financial Statements and Supplementary Data

SANGAMO BIOSCIENCES, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Sangamo Biosciences, Inc.

We have audited the accompanying consolidated balance sheets of Sangamo Biosciences, Inc. as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sangamo Biosciences, Inc. at December 31, 2005 and 2004, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Sangamo Biosciences Inc.’s internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 13, 2006 expressed an unqualified opinion thereon.

/s/  ERNST & YOUNG LLP

Palo Alto, California
March 13, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Sangamo BioSciences, Inc.

We have audited management’s assessment, included in the accompanying “Management’s Report on Internal Control over Financial Reporting” included in Item 9A, that Sangamo BioSciences, Inc. maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The management of Sangamo BioSciences, Inc. is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that Sangamo BioSciences, Inc. maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Sangamo BioSciences, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Sangamo BioSciences, Inc. as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2005 and our report dated March 13, 2006 and expressed an unqualified opinion thereon.

/s/  ERNST & YOUNG LLP

Palo Alto, California
March 13, 2006

SANGAMO BIOSCIENCES, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2005	2004
	(In thousands, except share and per share amounts)

ASSETS
Current assets:
Cash and cash equivalents	$18,507	$8,626
Marketable securities	28,449	24,634
Interest receivable	218	260
Accounts receivable, net of allowance for doubtful accounts of $0 and $85,000 for 2005 and 2004, respectively	971	569
Prepaid expenses	317	287

Total current assets	48,462	34,376
Property and equipment, net	472	318
Other assets	49	31

Total assets	$48,983	$34,725

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$1,534	$906
Accrued compensation and employee benefits	933	657
Deferred revenue	4,327	785

Total current liabilities	6,794	2,348
Deferred revenue, non-current portion	4,375	—

Total liabilities	11,169	2,348

Commitments and contingencies
Stockholders’ equity:
Common stock, $0.01 par value; 80,000,000 shares authorized, 30,570,912 and 25,271,059 shares issued and outstanding at December 31, 2005 and 2004, respectively	148,162	129,482
Accumulated deficit	(110,408)	(97,115)
Accumulated other comprehensive income	60	10

Total stockholders’ equity	37,814	32,377

Total liabilities and stockholders’ equity	$48,983	$34,725

See accompanying Notes to Consolidated Financial Statements.

SANGAMO BIOSCIENCES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2005	2004	2003
	(In thousands, except
	per share amounts)

Revenues:
Collaboration agreements	$1,832	$947	$2,205
Federal government research grants	652	368	374

Total revenues	2,484	1,315	2,579
Operating expenses:
Research and development (excludes $300, $649 and $451 of stock-based compensation expense for 2005, 2004 and 2003, respectively)	11,419	11,046	10,187
General and administrative (excludes $1, $14 and $116 of stock-based compensation expense for 2005, 2004 and 2003, respectively)	4,512	4,256	3,594
Stock-based compensation	301	663	567

Total operating expenses	16,232	15,965	14,348

Loss from operations	(13,748)	(14,650)	(11,769)
Interest income, net	850	620	752
Other income/(expense)	(395)	212	584

Net loss	$(13,293)	$(13,818)	$(10,433)

Basic and diluted net loss per share	$(0.51)	$(0.55)	$(0.42)

Shares used in computing basic and diluted net loss per share	25,855	25,126	24,811

See accompanying Notes to Consolidated Financial Statements.

SANGAMO BIOSCIENCES, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

					Accumulated
			Deferred		Other	Total
	Common Stock		Stock	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Compensation	Deficit	Income	Equity

Balances at December 31, 2002	24,740,713	$127,234	$(231)	$(72,864)	$107	$54,246
Issuance of common stock upon exercise of options, net of repurchases	71,578	14	—	—	—	14
Issuance of common stock in connection with license agreement	25,000	130	—	—	—	130
Issuance of common stock under employee stock purchase plan	116,952	213	—	—	—	213
Amortization of deferred stock compensation	—	—	215	—	—	215
Vesting of non-qualified stock options	—	388	—	—	—	388
Reversal of deferred compensation due to employee terminations	—	(52)	15	—	—	(37)
Comprehensive loss:
Unrealized loss on investments	—	—	—	—	(81)	(81)
Other than temporary loss	—	—	—	—	6	6
Net loss	—	—	—	(10,433)	—	(10,433)

Comprehensive loss	—	—	—	—	—	(10,508)

Balances at December 31, 2003	24,954,243	127,927	(1)	83,297	32	44,661

Issuance of common stock upon exercise of options, net of repurchases	120,740	294	—	—	—	294
Issuance of common stock in connection with license agreement	62,500	340	—	—	—	340
Issuance of common stock under employee stock purchase plan	133,576	259	—	—	—	259
Amortization of deferred stock compensation	—	—	1	—	—	1
Vesting of non-qualified stock options	—	662	—	—	—	662
Comprehensive loss:
Unrealized loss on investments	—	—	—	—	(93)	(93)
Other than temporary loss	—	—	—	—	71	71
Net loss	—	—	—	(13,818)	—	(13,818)

Comprehensive loss	—	—	—	—	—	(13,840)

Balances at December 31, 2004	25,271,059	129,482	—	(97,115)	10	32,377

Issuance of common stock in connection with registered direct offering and upon exercise of stock options	5,218,239	18,115	—	—	—	18,115
Issuance of common stock under employee stock purchase plan	81,614	264	—	—	—	264
Vesting of non-qualified stock options	—	301	—	—	—	301
Comprehensive loss:
Unrealized loss on investments	—	—	—	—	29	(29)
Other than temporary loss	—	—	—	—	21	21
Net loss	—	—	—	(13,293)	—	(13,293)

Comprehensive loss	—	—	—	—	—	(13,301)

Balances at December 31, 2005	30,570,912	$148,162	$—	$(110,408)	$60	$37,814

See accompanying Notes to Consolidated Financial Statements.

SANGAMO BIOSCIENCES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2005	2004	2003
	(In thousands)

Operating activities:
Net loss	$(13,293)	$(13,818)	$(10,433)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	274	611	847
Amortization of premium/discount on investment	214	868	1,145
Net (gain) loss on disposal of property and equipment	—	—	(112)
Realized loss on investment	21	71	6
Issuance of common stock in connection with license agreement	—	340	130
Amortization of deferred stock compensation	—	1	178
Other stock-based compensation	301	662	389
Forgiveness of notes receivable	—	—	188
Changes in operating assets and liabilities:
Interest receivable	42	228	(56)
Accounts receivable	(402)	89	440
Prepaid expenses and other assets	(48)	7	248
Accounts payable and accrued liabilities	693	91	(122)
Accrued compensation and employee benefits	276	21	(33)
Deferred revenue	7,853	665	(255)

Net cash (used in) operating activities	(4,069)	(10,164)	(7,440)
Investing activities:
Purchases of investments	(33,518)	(20,702)	(44,803)
Maturities of investments	29,518	29,160	44,028
Proceeds from disposal of property and equipment	—	—	216
Purchases of property and equipment	(428)	(24)	(64)

Net cash provided by/(used in) investing activities	(4,428)	8,434	(623)
Financing activities:
Proceeds from issuance of common stock	18,379	553	227

Net cash provided by financing activities	18,379	553	227

Net increase/(decrease) in cash and cash equivalents	9,882	(1,177)	(7,836)
Cash and cash equivalents, beginning of period	8,626	9,803	17,639

Cash and cash equivalents, end of period	$18,507	$8,626	$9,803

See accompanying Notes to Consolidated Financial Statements.

SANGAMO BIOSCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization and Summary of Significant Accounting Policies

Sangamo and Basis of Presentation

Sangamo BioSciences, Inc. (“Sangamo”) was incorporated in the State of Delaware on June 22, 1995 and is focused on the development and commercialization of novel transcription factors for gene regulation and gene modification. Our gene regulation and gene modification technology platform is enabled by the engineering of a class of transcription factors known as zinc finger DNA-binding proteins (“ZFPs”). Potential applications of Sangamo’s technology include development of human therapeutics, plant agriculture and enhancement of pharmaceutical protein production. Sangamo will require additional financial resources to complete the development and commercialization of its products including ZFP Therapeutics.

Sangamo is currently working on a number of long-term development projects that will involve experimental and unproven technology. The projects may require several years and substantial expenditures to complete and ultimately may be unsuccessful. We plan to finance operations with available cash resources, funds received under federal government research grants and Enabling Technology collaborations and strategic partnerships, and from the issuance of equity or debt securities. Sangamo believes that its available cash, cash equivalents and investments as of December 31, 2005, along with expected revenues from Enabling Technology collaborations and strategic partnerships, will be adequate to fund its operations through 2007. Sangamo will need to raise substantial additional capital to fund subsequent operations and complete the development and commercialization of its products either through significant corporate partnerships, sales of zinc finger DNA binding protein transcription factors (“ZFP TFs”) for government research grants or issuance of equity securities. Sangamo may seek to raise additional capital when conditions permit, however there is no assurance funding will be available on favorable terms, if at all.

The consolidated financial statements include the accounts of Sangamo and its wholly owned subsidiary, Gendaq Limited, after elimination of all intercompany balances and transactions.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. Actual results could differ from those estimates.

Cash and Cash Equivalents

Sangamo considers all highly liquid investments purchased with original maturities of three months or less at the purchase date to be cash equivalents. Sangamo’s cash and cash equivalents are maintained with three financial institutions. Cash and cash equivalents of $18.5 million and $8.6 million at December 31, 2005 and 2004, respectively, consist of deposits in money market investment accounts and corporate operating accounts.

Marketable Securities

Sangamo classifies its marketable securities as available-for-sale and records its investments at fair value in accordance with Statement of Financial Accounting Standards (“FAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” Available-for-sale securities are carried at estimated fair value based on quoted market prices. Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities are included in other income / (expense). Unrealized holding gains and losses are included in accumulated other comprehensive income. Gains and losses on securities classified as available-for-sale is also included in interest income, which is determined using the specific identification method. The Company recorded other-than-temporary losses on its investments of $21,000, $71,000 and $6,000 for 2005, 2004 and 2003, respectively.

SANGAMO BIOSCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The table below summarizes our available-for-sale securities (in thousands):

		Gross
		Unrealized
	Amortized	Gains/	Estimated
	Cost	(Losses)	Fair Value

December 31, 2005
U.S. government investments:
Maturing within 1 year	$3,253	$(6)	$3,247

Total government investments	3,253	(6)	3,247
Corporate debt investments:
Maturing within 1 year	25,234	(32)	25,202

Total corporate investments	25,234	(32)	25,202

Total available-for-sale investments	$28,487	$(38)	$28,449

December 31, 2004
U.S. government investments:
Maturing within 1 year	$7,243	$(2)	$7,241
Maturing between 1 and 2 years	7,087	(42)	7,045

Total government investments	14,330	(44)	14,286
Corporate debt investments:
Maturing within 1 year	3,786	3	3,789
Maturing between 1 and 2 years	6,586	(27)	6,559

Total corporate investments	10,372	(24)	10,348

Total available-for-sale investments	$24,702	$(68)	$24,634

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

Impairment of Long-Lived Assets

The Company’s policy regarding long-lived assets is to evaluate the recoverability of its assets when the facts and circumstances suggest that the assets may be impaired. This assessment of fair value is performed based on the estimated undiscounted cash flows compared to the carrying value of the assets. If the future cash flows (undiscounted and without interest charges) are less than the carrying value, a write-down would be recorded to reduce the related asset to its estimated fair value.

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

SANGAMO BIOSCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the statement of stockholders’ equity until closure of the Gendaq facility in September 2002. Subsequently, gains and losses from translation of Gendaq’s financial statements are recorded as other income.

The Company records foreign currency transactions at the exchange rate prevailing at the date of the transaction. Monetary assets and liabilities denominated in foreign currency are remeasured at the exchange rates in effect at the balance sheet date. Foreign currency transaction gains and losses are recorded in the statements of operations and a loss of $374,000 was recorded during 2005. Gains of $261,000 and $298,000 were recorded during 2004 and 2003, respectively.

Comprehensive Loss

Comprehensive loss is comprised of net loss and other comprehensive income (loss). Comprehensive loss for the years ended December 31, 2005, 2004 and 2003 is included in the statement of stockholders’ equity. Comprehensive loss includes all changes in equity during a period from non-owner sources. These items include unrealized gains/(losses) on investments and foreign currency translation adjustments.

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

Sangamo recognizes revenue from its Enabling Technology collaborations when ZFP-based products are delivered to the collaborators, persuasive evidence of an agreement exists, there are no unfulfilled obligations, the price is fixed and determinable, and collectibility is reasonably assured. Generally, Sangamo receives partial payments from these collaborations prior to the delivery of ZFP-based products and the recognition of these revenues is deferred until the ZFP-based products are delivered, the risk of ownership has passed to the collaborator and all performance obligations have been satisfied. Upfront or signature payments received upon the signing of an Enabling Technology agreement are generally recognized ratably over the applicable period of the agreement or as ZFP-based products are delivered.

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

SANGAMO BIOSCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

	Year Ended December 31,
	2005	2004	2003
	(In thousands, except per share data)

Net loss:
As reported	$(13,293)	$(13,818)	$(10,433)
Less: stock-based compensation expense determined under the fair value based method	(2,560)	(4,297)	(2,515)

Pro forma net loss	$(15,853)	$(18,115)	$(12,948)

Basic and diluted net loss per share:
As reported	$(0.51)	$(0.55)	$(0.42)

Pro forma	$(0.61)	$(0.72)	$(0.52)

The above pro forma effect may not be representative of that to be expected in future years, due to subsequent years including additional grants and related vesting. The fair value for all options granted in 2005, 2004, and 2003 was estimated at the date of grant using the Black-Scholes method with the following weighted-average assumptions:

	Year Ended December 31,
	2005	2004	2003

Risk-free interest rate	4.4%	3.5%	3.1%
Expected life of option	5 yrs	5 yrs	5 yrs
Expected dividend yield of stock	0%	0%	0%
Expected volatility	1.00	1.08	1.08

The Company amortizes deferred compensation pertaining to employee stock options over the respective employees’ vesting period using the graded vesting method.

Income Taxes

Sangamo accounts for income taxes as required by FAS No. 109, “Accounting for Income Taxes.” Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax

SANGAMO BIOSCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

bases of assets and liabilities. Deferred tax assets and liabilities are measured using enacted tax rates and laws that will be in effect when the differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some or all of the deferred tax assets may not be realized.

Net Loss Per Share

Basic and diluted net loss per share information for all periods is presented under the requirements of FAS No. 128, “Earnings per Share.” Basic net loss per share has been computed using the weighted-average number of shares of common stock outstanding during the period, less shares subject to repurchase. Diluted net loss per share includes the impact of potentially dilutive securities. Stock options represent the Company’s only potentially dilutive securities and were anti-dilutive for all ears presented. There were 709,085 shares excluded from the net loss per share computation for 2005. The following table presents the calculation of historical basic and diluted net loss per common share (in thousands, except per share data):

	Year Ended December 31,
	2005	2004	2003

Net loss	$(13,293)	$(13,818)	$(10,433)

Basic and diluted:
Weighted-average shares of common stock outstanding	25,855	25,126	24,816
Less: weighted-average shares subject to repurchase	—	—	(5)

Shares used in computing basic and diluted net loss per share	25,855	25,126	24,811

Basic and diluted net loss per share	$(0.51)	$(0.55)	$(0.42)

Recent Accounting Pronouncements

In November 2005, the FASB issued FSP FAS 115-1 and FAS 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (“FSP FAS 115-1”), which provides guidance on determining when investments in certain debt and equity securities are considered impaired, whether that impairment is other-than-temporary, and on measuring such impairment loss. FSP FAS 115-1 also includes accounting considerations subsequent to the recognition of an other-than temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. FSP FAS 115-1 is required to be applied to reporting periods beginning after December 15, 2005. We are required to adopt FSP FAS 115-1 in the first quarter of 2006. We do not expect the adoption of this statement will have a material impact on our results of operations or financial condition.

In June 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections, a replacement of APB No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements. SFAS No. 154 changes the requirements for accounting for and reporting a change in accounting principle. Previously, most voluntary changes in accounting principles required recognition via a cumulative effect adjustment within the net income of the period of the change. SFAS No. 154 requires retrospective application to prior periods’ financial statements unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005; however, this statement does not change the transition provisions of any existing accounting pronouncements. The Company does not believe the adoption of SFAS No. 154 will have a material effect on its consolidated financial position, results of operations or cash flows.

In December 2004, the Financial Accounting Standards Board, or FASB, issued a revision of Financial Accounting Standards No. 123, or SFAS 123R, which requires all share-based payments to employees and directors, including grants of employee stock options, to be recognized in the income statement based on their

SANGAMO BIOSCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

values. We expect to calculate the value of share-based payments under SFAS 123R on a basis substantially consistent with the fair value approach of SFAS 123. We will adopt SFAS 123R in our fiscal quarter beginning January 1, 2006, using the modified prospective method. We expect the adoption of SFAS 123R will have a material impact on our results of operations in that fiscal quarter and in each subsequent quarter, although it will have no impact on our overall liquidity. We cannot reasonably estimate the impact of adoption because it will depend on levels of share-based payments granted in the future as well as certain assumptions that can materially affect the calculation of the value share-based payments to employees and directors. However, had we adopted SFAS 123R in prior periods, the impact of the standard would have approximated the impact of SFAS 123 as described in the disclosure of pro forma net loss and pro forma loss per share in the Stock Based Compensation section above.

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

There were no revenues attributable to milestone achievement and collaborative research and development performed under the Edwards agreement during 2005. Revenues were $615,000 and $1.5 million for 2004 and 2003, respectively. There were no related costs and expenses incurred for services performed under the Edwards agreement for either 2005 or 2004. Costs and expenses under the agreement were $1.4 million for 2003. We have no future commitments related to these agreements. Revenues attributable to milestone achievement and collaborative research and development performed under the Edwards agreement were 0%, 47% and 59% for 2005, 2004 and 2003, respectively, of total revenues earned by Sangamo. As of December 31, 2005 and 2004, there were no amounts owed the Company under the Edwards agreements.

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

SANGAMO BIOSCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

There is no assurance that the companies will achieve the development and commercialization milestones anticipated in these agreements. Edwards has the right to terminate the agreement at any time upon 90 days written notice. In the event of termination, we retain all payments previously received as well as the right to develop and commercialize all related products.

In September 2004, Sangamo announced that it had entered into an agreement with LifeScan, Inc., a Johnson & Johnson company. The agreement provides LifeScan with Sangamo’s ZFP TFs for use in a program to develop therapeutic cell lines as a potential treatment for diabetes. In December 2004, and again in September 2005, this agreement was expanded to include additional targets important in diabetes. The agreements represented Sangamo’s first collaboration in the field of regenerative medicine. During 2005 and 2004, revenues attributable to collaborative research and development performed under the LifeScan agreements were $365,000 and $85,000, respectively. Related costs and expenses associated with research and development performed under the LifeScan agreements were $69,000 in 2005 and $5,000 in 2004.

In December 2004, we announced a research collaboration agreement with Pfizer Inc to use our ZFP technology to develop enhanced cell lines for protein pharmaceutical production. The scope of this agreement was expanded in January 2006 and provided further research funding from Pfizer to develop additional cell lines for enhanced protein production. Under the terms of the agreement, Pfizer is funding research at Sangamo and Sangamo will provide our proprietary ZFP technology for Pfizer to assess its feasibility for use in mammalian cell-based protein production. We are generating novel cell lines and vector systems for enhanced protein production as well as novel technology for rapid creation of new production cell lines. During the first quarter of 2005, we received $775,000 and $500,000 in research-related funding under our agreements with Pfizer. Revenues attributable to collaborative research and development performed under the Pfizer agreement were $790,000 and $42,000 during 2005 and 2004, respectively. Related costs and expenses incurred under the Pfizer agreements were $154,000 during 2005. There were no costs or expenses incurred under the Pfizer agreement during 2004. As of December 31, 2005 and 2004 accounts receivable from Pfizer represented 80% and 88%, respectively, of our total accounts receivable balance.

In October 2005, we entered into a Research License and Commercial Option Agreement with Dow AgroSciences LLC (“DAS”), a wholly owned indirect subsidiary of Dow Chemical Corporation. Under this agreement, we will provide DAS with access to our proprietary ZFP technology and the exclusive right to use our ZFP technology to modify the genomes or alter the nucleic acid or protein expression of plant cells, plants, or plant cell cultures. We will retain rights to use plants or plant-derived products to deliver ZFP TFs or ZPF nucleases (“ZFNs”) into human or animals for diagnostic, therapeutic, or prophylactic purposes.

Our agreement with DAS provides for an initial three-year research term during which time we will work together to validate and optimize the application of our ZFP technology to plants, plant cells and plant cell cultures. A joint committee having equal representation from both companies will oversee this research. During the initial three-year research term, DAS will have the option to obtain a commercial license to sell products incorporating or derived from plant cells generated using our ZFP technology, including agricultural crops, industrial products and plant-derived biopharmaceuticals. This commercial license will be exclusive for all such products other than animal and human health products. In the event that DAS exercises this option, DAS may elect to extend the research program beyond the initial three-year term on a year-to-year basis.

Pursuant to the Research License and Commercial Option Agreement, DAS made an initial cash payment to us of $7.5 million and agreed to purchase up to $4 million of our common stock in the next financing transaction meeting certain criteria. In November 2005, the Company sold approximately 1.0 million shares of common stock to DAS at a price of $3.85 per share, resulting in proceeds of $3.9 million. In addition, DAS will provide between $4.0 and $6.0 million in research funding over the initial three-year research term and may make up to an additional $4.0 million in research milestone payments to us during this same period, depending on the success of the research program. In the event that DAS elects to extend the research program beyond the initial three-year term, DAS will provide additional research funding. If DAS exercises its option to obtain a commercial license, we will be entitled

SANGAMO BIOSCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

to full payment of the $4.0 million in research milestones, a one-time exercise fee of $6.0 million, minimum annual payments of up to $25.25 million, development and commercialization milestone payments for each product, and royalties on sales of products. Furthermore, DAS will have the right to sublicense our ZFP technology to third parties for use in plant cells, plants, or plant cell cultures, and we will be entitled to twenty-five percent (25%) of any cash consideration received by DAS under such sublicenses. Revenue related to the research license under the DAS agreement is being recognized ratably over the initial three year research term of the agreement and were $625,000 during 2005. Revenues attributable to collaborative research and development performed under the DAS agreement were $51,000 during 2005. Related costs and expenses incurred under the DAS agreement were $51,000 during 2005.

We have agreed to supply DAS and its sublicensees with ZFP TFs and/or ZFNs for both research and commercial use. If DAS exercises its option to obtain a commercial license, DAS may request that we transfer, at DAS’s expense, the ZFP manufacturing technology to DAS or to a mutually agreed-upon contract manufacturer.

The Research License and Commercial Option Agreement will terminate automatically if DAS fails to exercise its option for a commercial license by the end of the initial three-year research term. DAS may also terminate the agreement at the end of the second year of the initial research term if the joint committee overseeing the research determines that disappointing research results have made it unlikely that DAS will exercise the option; we are guaranteed to receive $4.0 million in research funding from DAS prior to such a termination. Following DAS’s exercise of the option and payment of the exercise fee, DAS may terminate the agreement at any time. In addition, each party may terminate the agreement upon an uncured material breach of the other party. In the event of any termination of the agreement, all rights to use our ZFP technology will revert to us, and DAS will no longer be permitted to practice our ZFP technology or to develop or, except in limited circumstances, commercialize any products derived from our ZFP technology.

In January 2005, Sangamo also announced an agreement with Amgen and in September 2005 a similar agreement with Novo Nordisk A/S. Sangamo is providing its ZFP technology to several companies including Amgen, Novartis and Novo Nordisk for evaluation of its use in developing enhanced cell lines for protein production.

3.	Property and Equipment

Property and equipment consist of the following:

	December 31,
	2005	2004
	(In thousands)

Laboratory equipment	$2,155	$1,728
Furniture and fixtures	726	725
Leasehold improvements	1,658	1,658

	4,539	4,111
Less accumulated depreciation	(4,067)	(3,793)

	$472	$318

SANGAMO BIOSCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.	Commitments

Sangamo occupies office and laboratory space under operating leases in Richmond, California that expire in August 2014. License obligations consist of ongoing license maintenance fees and royalties due from sales of ZFP TFs. Consolidated rent expense was $620,000 for 2005, 2004 and 2003. Future minimum payments under contractual obligations and commercial commitments at December 31, 2005 consist of the following (in thousands):

	Operating	License
Fiscal Year:	Lease	Agreements

2006	$434	$315
2007	444	1,121
2008	456	—
2009	467	—
2010	479	—
Thereafter	1,859	—

Total minimum payments	$4,139	$1,436

5.	Stockholders’ Equity

Convertible Preferred Stock

All outstanding convertible preferred stock converted into common stock upon consummation of the Company’s initial public offering in April 2000. The Company has 5,000,000 preferred shares authorized, which may be issued at the Board’s discretion.

Common Stock

In November 2005, Sangamo completed a registered direct offering to institutional and strategic investors for a total of 5,080,000 shares of common stock at a price of $3.85 per share to the investors, resulting in gross proceeds of approximately $19.6 million. As part of the offering, Dow AgroSciences purchased 1,016,000 shares of common stock resulting in gross proceeds of approximately $3.9 million. At December 31, 2005, the Company had no outstanding common stock subject to the company’s contractual right of repurchase.

Stock Option Plan

Sangamo’s 2004 Stock Option Plan (the “2004 Option Plan”), which supersedes the 2000 Stock Option Plan, provides for the issuance of common stock and grants of options for common stock to employees, officers, directors and consultants. The exercise price per share will be no less than 85 percent of the fair value per share of common stock on the option grant date, and the option term will not exceed ten years. If the person to whom the option is granted is a 10 percent stockholder, and the option granted qualifies as an Incentive Stock Option Grant, then the exercise price per share will not be less than 110 percent of the fair value per share of common stock on the option grant date, and the option term will not exceed five years. Options granted under the 2004 Option Plan generally vest over four years at a rate of 25 percent one year from the grant date and one thirty-sixth per month thereafter and expire ten years after the grant, or earlier upon employment termination. Options granted pursuant to the 2004 Option Plan may be exercised prior to vesting, with the related shares subject to Sangamo’s right to repurchase the shares that have not vested at the issue price if the option holder terminates employment. The right of repurchase lapses over the original option vesting period, as described above. A total of 6.5 million shares are reserved for issuance pursuant to the 2004 Option Plan. The number of shares authorized for issuance automatically increases on the first trading day of the fiscal year by an amount equal to 3.0 percent of the total number of shares of our common stock outstanding on the last trading day of the preceding fiscal year.

SANGAMO BIOSCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of Sangamo’s stock option activity follows:

	Options Outstanding
	Shares Available		Weighted-Average
	for Grant of	Number of	Exercise per
	Options	Shares	Share Price

Balance at December 31, 2002	2,402,971	2,560,733	$6.26
Additional shares authorized	865,925	—	—
Options granted	(652,700)	652,700	$4.05
Options exercised	—	(72,495)	$0.19
Shares repurchased	917	—	$0.23
Options canceled	179,686	(179,686)	$7.99

Balance at December 31, 2003	2,796,799	2,961,252	$5.81
Additional shares authorized	873,398	—	—
Options granted	(1,001,050)	1,001,050	$4.74
Options exercised	—	(120,740)	$2.44
Options canceled	315,466	(315,466)	$6.19

Balance at December 31, 2004	2,984,613	3,526,096	$5.59

Additional shares authorized	758,132	—	—
Options granted	(750,500)	750,500	$4.12
Options exercised	—	(138,239)	$4.98
Options canceled	264,260	(264,260)	$7.90

Balance at December 31, 2005	3,256,505	3,874,097	$4.27

There were no shares subject to Sangamo’s right of repurchase as of December 31, 2005. The weighted-average fair value per share of options granted during 2005, 2004, and 2003 was $5.02, $4.07, and $4.25, respectively.

The following table summarizes information with respect to stock options outstanding at December 31, 2005:

	Options Outstanding
		Weighted Average
		Remaining
	Number	Contractual Life
Range of Exercise Price	of Shares	(In Years)

$ 0.05 - $ 0.17	573,583	1.97
$ 0.23 - $ 3.61	497,745	6.71
$ 3.81 - $ 5.19	502,674	8.72
$ 5.36 - $ 7.49	700,916	7.21
$ 7.57 - $14.60	486,179	5.43
$14.87 - $38.00	113,000	5.17

	3,874,097	6.59

As permitted by FAS No. 123, Sangamo accounts for its stock option and stock incentive plans in accordance with APB 25 and recognizes no stock compensation expense for options granted with exercise prices equal to the fair market value of Sangamo’s common stock at the date of grant. In 2000 and 1999, Sangamo granted options to employees with exercise prices below the fair value of Sangamo’s common stock. Accordingly, the Company

SANGAMO BIOSCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

recognized deferred stock compensation of $6.8 million in 2000. Deferred stock compensation has been fully amortized to expense over the vesting term of the option using the graded vesting method.

Sangamo did not grant any nonqualified common stock options to consultants during 2005. In 2004 and 2003, the Company granted 10,000 nonqualified common stock options to consultants at exercise prices that range from $3.69 to $7.57 per share for services rendered. Such options are included in the option tables disclosed above. The options generally vest over four years at a rate of 25 percent one year from the grant date and one thirty-sixth per month thereafter and expire ten years after the grant date. Total nonqualified stock-based compensation expense was $301,000, $662,000 and $388,000 in 2005, 2004 and 2003, respectively. The fair value of these options was determined using the Black-Scholes model.

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

Common Stock

At December 31, 2005, the Company has reserved shares of common stock for future issuance as follows:

2004 Stock Option Plan	7,130,602
2000 Employee Stock Purchase Plan	1,159,705

8,290,307

6.	Comprehensive Loss

Comprehensive loss was as follows (in thousands):

	Year Ended December 31,
	2005	2004	2003

Net loss	$(13,293)	$(13,818)	$(10,433)
Unrealized gain / (loss) on investments	29	(93)	(81)
Other than temporary loss on investments	21	71	6

Comprehensive loss	$(13,301)	$(13,840)	$(10,508)

SANGAMO BIOSCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.	Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets are as follows:

	December 31,
	2005	2004

Deferred tax assets:
Net operating loss carryforwards	$23,003	$18,363
Research and development tax credit carryforwards	3,171	2,774
Capitalized research	1,425	1,591
Other	601	1,288

	28,200	24,016
Valuation allowance	(28,200)	(24,016)

Net deferred tax assets	$—	$—

Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance. There is no provision for income taxes because we have incurred losses. The valuation allowance increased by $4,184 and $7,810 for the years ended December 31, 2005 and 2004, respectively. As of December 31, 2005, Sangamo had net operating loss carryforwards for federal income tax purposes of approximately $62.7 million, which expire in the years 2010 through 2025. The Company also has state net operating loss carryforwards of approximately $28.3 million, which expire in the years 2006 through 2015. The Company also has federal and state research tax credit carryforwards of $1.8 million and $1.9 million, respectively. The federal research credits will begin to expire in the year 2018 through 2025 and the state research credits have no expiration date. Use of the net operating loss may be subject to substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. The annual limitation could result in the expiration of the net operating loss before use.

8.	Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consist of the following:

	December 31,
	2005	2004

Accounts payable	$766	$404
Accrued professional fees	548	383
Accrued research and collaboration expense	198	65
Other	22	54

Total accounts payable and accrued liabilities	$1,534	$906

SANGAMO BIOSCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.	Quarterly Financial Data (Unaudited)

The following table sets forth certain unaudited quarterly financial data for the eight quarters ended December 31, 2005. The unaudited information set forth below has been prepared on the same basis as the audited information and includes all adjustments necessary to present fairly the information set forth herein. The operating results for any quarter are not indicative of results for any future period. All data is in thousands except per common share data.

	Fiscal Year 2005				Fiscal Year 2004
	Q1	Q2	Q3	Q4	Q1	Q2	Q3	Q4

Revenues(3)	$311	$466	$440	$1,267 (1)	$811 (2)	$132	$172	$200
Expenses	$3,836	$3,874	$4,204	$4,317	$3,990	$3,529	$4,847	$3,600
Net loss	$(3,498)	$(3,332)	$(3,639)	$(2,824)	$(2,942)	$(3,262)	$(4,571)	$(3,043)
Net loss per share	$(0.14)	$(0.13)	$(0.14)	$(0.10)	$(0.12)	$(0.13)	$(0.18)	$(0.12)

(1)	Q4 2005 revenues include approximately $677,000 in connection with our Research License and Commercial Option Agreement with Dow AgroSciences LLC (“DAS”), a wholly owned indirect subsidiary of Dow Chemical Corporation and increased revenue of $352,000 in connection with our Advanced Technology Program grant awarded by the National Institute of Standards and Technology.

(2)	Q1 2004 revenues include a $600,000 milestone payment that was received upon the filing of the IND for PAD.

(3)	During the fourth quarter of 2005, the Company concluded that revenues since inception related to the Advanced Technology Program had been understated by $254,000, resulting in a one-time adjustment recorded to revenue. This table reflects the effect of that adjustment on previously reported 2005 quarters.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

CONTROLS AND PROCEDURES

We have performed an evaluation under the supervision and with the participation of our management, including our principal executive officer and principal financial officer of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the Exchange Act). Based on that evaluation, our management, including our principal executive officer and principal financial officer, concluded that our disclosure controls and procedures were effective as of December 31, 2005 to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act.

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

Management has used the framework set forth in the report entitled Internal Control — Integrated Framework published by the Committee of Sponsoring Organizations of the Treadway Commission, known as COSO, to evaluate the effectiveness of the Company’s internal control over financial reporting. Management has concluded that our internal control over financial reporting was effective as of December 31, 2005. Ernst & Young LLP, our registered public accounting firm, has audited the financial statements included in our annual report and has issued an attestation report on management’s assessment of our internal control over financial reporting.

CHANGES IN INTERNAL CONTROLS

There has been no change in our internal controls over financial reporting during the fourth fiscal quarter of 2005 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B.  Other Information

Not applicable.

PART III

Certain information required by Part III is omitted from this Report on Form 10-K since we intend to file our definitive Proxy Statement for our next Annual Meeting of Stockholders, pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended (the “2005 Proxy Statement”), no later than April 29, 2006, and certain information to be included in the Proxy Statement is incorporated herein by reference.

Item 10.	Directors and Executive Officers of the Registrant

The information required by this item concerning our directors, executive officers, Section 16 compliance and code of ethics is incorporated by reference to the information set forth in the sections titled “Election of Directors,” “Management,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Code of Ethics” in our 2006 Proxy Statement.

Item 11.	Executive Compensation

The information required by this item regarding executive compensation is incorporated by reference to the information set forth in the sections titled “Executive Compensation” in our 2006 Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item regarding security ownership of certain beneficial owners and management is incorporated by reference to the information set forth in the section titled “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plans” in our 2006 Proxy Statement.

Item 13.	Certain Relationships and Related Transactions

The information required by this item regarding certain relationships and related transactions is incorporated by reference to the information set forth in the section titled “Certain Relationships and Related Transactions” in our 2006 Proxy Statement.

Item 14.	Principal Accountant Fees and Services

The information required by this item regarding principal auditor fees and services is incorporated by reference to the information set forth in the section titled “Principal Auditor Fees and Services” in our 2006 Proxy Statement.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) The following documents are filed as part of this report:

1. Financial Statements — See Index to Consolidated Financial Statements in Item 8 of the report.

2. Financial Statement Schedules — None.

3. See Index to Exhibits.

(c) See the Index of Exhibits

(d) See the Financial Statements beginning on page 45 of this Form 10-K

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 16, 2006.

SANGAMO BIOSCIENCES, INC.

By:	/s/ EDWARD O. LANPHIER II
Edward O. Lanphier II
President, Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ EDWARD O. LANPHIER II Edward O. Lanphier II	President, Chief Executive Officer and Director (Principal Executive Officr)	March 16, 2006

/s/ GREG S. ZANTE Greg S. Zante	Senior Director, Finance and Administration (Principal Financial and Accounting Officer)	March 16, 2006

/s/ WILLIAM G. GERBER, M.D. William G. Gerber, M.D.	Director	March 16, 2006

/s/ JON E. M. JACOBY Jon E. M. Jacoby	Director	March 16, 2006

/s/ JOHN W. LARSON John W. Larson	Director	March 16, 2006

/s/ MARGARET A. LIU, M.D. Margaret A. Liu, M.D.	Director	March 16, 2006

/s/ STEVEN J. MENTO, Ph.D Steven J. Mento, Ph.D	Director	March 16, 2006

/s/ MICHAEL C. WOOD Michael C. Wood	Director	March 16, 2006

Index to Exhibits

Exhibit
Number		Description of Document

3.1		Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1/A (Registration No. 333-30134) filed March 31, 2000).

3.2		Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1/A (Registration No. 333-30134) filed March 31, 2000).

4.1		Form of Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.11 to the Company’s Registration Statement on Form S-1/A (Registration No. 333-30134) filed March 31, 2000).

10	.1†	1995 Stock Option Plan (incorporated by reference to Exhibit 10.16 to the Company’s Registration Statement on Form S-1/A (Registration No. 333-30134) filed March 14, 2000.

10	.2(+)	2000 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-1/A (Registration No. 333-30134) filed February 24, 2000).

10	.3(+)	2000 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-1/A (Registration No. 333-30134) filed February 24, 2000).

10.4		Form of Indemnification Agreement entered into between Sangamo and each of its directors and executive officers (incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form S-1/A (Registration No. 333-30134) filed February 24, 2000).

10	.5†	License Agreement, between Sangamo and Baxter Healthcare Corporation, dated January 11, 2000 (incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-1/A (Registration No. 333-30134) filed February 24, 2000).

10	.6†	Sublicense Agreement, by and between Sangamo and Johnson & Johnson, dated May 9, 1996 (incorporated by reference to Exhibit 10.8 to the Company’s Registration Statement on Form S-1/A (Registration No. 333-30134) filed February 24, 2000).

10	.7†	Edwards Lifesciences LLC (formerly Baxter Healthcare Corporation), dated November 14, 2002 (incorporated by reference to the Company’s Annual Report on Form 10-K, filed March 27, 2003).

10	.8†	Patent License Agreement between Sangamo and Massachusetts Institute of Technology dated May 9, 1996, (incorporated by reference to Exhibit 10.12 to the Company’s Registration Statement on Form S-1/A (Registration No. 333-30134) filed March 14, 2000).

10	.9†	License Agreement between Sangamo and the Johns Hopkins University dated July 16, 1998, as amended (incorporated by reference to Exhibit 10.13 to the Company’s Amendment No. 2 to the Registration Statement on Form S-1/A (Registration No. 333-30134) filed March 14, 2000).

10.10		First Amendment to Research Funding Agreement between Sangamo and Edwards Lifesciences LLC (formerly Baxter Healthcare Corporation), dated November 14, 2002 (incorporated by reference to the Company’s Annual Report on Form 10-K, filed March 27, 2003).

10	.11(+)	Employment Agreement, between Sangamo and Edward O. Lanphier II, dated June 1, 1997 (incorporated by reference to Exhibit 10.15 to the Company’s Registration Statement on Form S-1/A (Registration No. 333-30134) filed March 14, 2000).

10.12		Research Funding Agreement, by and between Sangamo and Edwards Lifesciences LLC (formerly Baxter Healthcare Corporation), dated January 11, 2000 (incorporated by reference to Exhibit 10.17 to the Company’s Registration Statement on Form S-1/A (Registration No. 333-30134) filed March 14, 2000).

10.13		License Agreement by and between The Scripps Research Institute and Sangamo, dated March 14, 2000 (incorporated by reference to Exhibit 10.19 to the Company’s Registration Statement on Form S-1/A (Registration No. 333-30134) filed April 5, 2000).

10	.14†	Third Amendment to Research Funding Agreement between Sangamo and Edwards Lifesciences LLC (formerly Baxter Healthcare Corporation), dated August 14, 2003 (incorporated by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-K/A, filed April 1, 2004).

Exhibit
Number		Description of Document

10	.15(+)	Separation Agreement and Release between Sangamo and Carl Pabo, Ph.D., dated June 20, 2003 (incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K/A filed April 27, 2004).

10	.16(+)	Separation Agreement and Release between Sangamo and Janet Nibel, dated August 13, 2003 (incorporated by reference to Exhibit 10.23 to the Company’s Annual Report on Form 10-K/A filed April 27, 2004).

10	.17(+)	Separation Agreement and Release between Sangamo and Peter Bluford, dated October 29, 2004 (incorporated by reference to Exhibit 99.1 to the Company’s Form 8-K filed November 4, 2004).

10	.18(+)	2004 Stock Incentive Plan (incorporated by reference to Appendix C of the Company’s Definitive Proxy Statement on Schedule 14A filed April 29, 2004).

10.19		Triple Net Laboratory Lease, between Sangamo and Point Richmond R&D Associates II, LLC, dated May 23, 1997 (incorporated by reference to Sangamo’s Registration Statement on Form S-1 (Reg. No. 333-30314), as amended).

10.20		First Amendment to Triple Net Laboratory Lease, between Sangamo and Point Richmond R&D Associates II, LLC, dated March 12, 2004 (incorporated by reference to Sangamo’s Annual Report on Form 10-K for the year ended December 31, 2004).

10	.21(+)	Separation Agreement and Release between Sangamo and Dr. Casey Case, dated November 18, 2005 (incorporated by reference to Exhibit 99.1 to the Company’s Form 8-K filed November 22, 2005).

10.22		Placement Agency Agreement, dated November 10, 2005, among Sangamo, JMP Securities LLC, Piper Jaffray & Co. and Leerink Swann & Company (incorporated by reference to Exhibit 1.1 to the Company’s Form 8-K filed on November 14, 2005).

10	.23††	Research and Commercial Option License Agreement, dated October 5, 2005, between Sangamo and Dow AgroSciences LLC.

21.1		Subsidiaries of the Company (incorporated by reference to Exhibit 21.1 to the Company’s Annual Report on Form 10-K, filed March 27, 2003).

23.1		Consent of Independent Registered Public Accounting Firm.

31.1		Rule 13a-14(a) Certification of Chief Executive Officer.

31.2		Rule 13a-14(a) Certification of Principal Financial Officer.

32.1		Certification Pursuant to 18 U.S.C. Section 1350.

†	Confidential treatment has been granted for certain information contained in this document pursuant to an order of the Securities and Exchange Commission. Such information has been omitted and filed separately with the Securities and Exchange Commission.

††	Confidential treatment has been requested for certain information contained in this document. Such information has been omitted and filed separately with the Securities and Exchange Commission.

(+)	Indicates management contract or compensatory plan or arrangement.