Form 10-Q
period 2006-03-31
SANGAMO BIOSCIENCES INC
filed 2006-05-10
CIK 1001233

FORM 10-Q
UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2006
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
Yes  ☑     No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
Large accelerated filer  ☐     Accelerated filer  ☑     Non-accelerated filer  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  ☐     No  ☑
     As of May 5, 2006, 30,738,861 shares of the issuer’s common stock, par value $0.01 per share, were outstanding.

INDEX
SANGAMO BIOSCIENCES, INC.

PART I. FINANCIAL INFORMATION
Item 1.	Financial Statements (Unaudited)
Condensed Consolidated Balance Sheets at March 31, 2006 and December 31, 2005
Condensed Consolidated Statements of Operations for the Three Months Ended March 31, 2006 and 2005
Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2006 and 2005
Notes to Condensed Consolidated Financial Statements
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3.	Quantitative and Qualitative Disclosures about Market Risk
Item 4.	Controls and Procedures
PART II. OTHER INFORMATION
Item 1.	Legal Proceedings
Item 1A.	Risk Factors
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Item 6.	Exhibits
SIGNATURES
CERTIFICATIONS
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32.1
Some statements contained in this report are forward-looking with respect to our operations, research and development activities, operating results and financial condition. Statements that are forward-looking in nature should be read with caution because they involve risks and uncertainties, which are included, for example, in specific and general discussions about:
•	our strategy;

•	product development and commercialization of our products;

•	clinical trials;

•	revenues from existing and new collaborations;

•	sufficiency of our cash resources;

•	our research and development and other expenses;

•	our operational and legal risks; and

•	our plans, objectives, expectations and intentions and any other statements that are not historical facts.
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

PART 1. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
SANGAMO BIOSCIENCES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	March 31,	December 31,
	2006	2005 (1)
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$13,398	$18,507
Marketable securities	29,140	28,449
Interest receivable	200	218
Accounts receivable	292	971
Prepaid expenses	334	317

Total current assets	43,364	48,462
Property and equipment, net	637	472
Other assets	49	49

Total assets	$44,050	$48,983

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued liabilities	$794	$1,534
Accrued compensation and employee benefits	496	933
Deferred revenue	3,435	4,327

Total current liabilities	4,725	6,794
Deferred revenue, non-current portion	3,750	4,375

Total liabilities	8,475	11,169

Stockholders’ equity:
Common stock, $0.01 par value; 80,000,000 shares authorized, 30,700,165 and 30,570,912 shares issued and outstanding at March 31, 2006 and December 31, 2005, respectively	31	31
Additional paid-in capital	148,647	148,131
Accumulated deficit	(113,152)	(110,408)
Accumulated other comprehensive income	49	60

Total stockholders’ equity	35,575	37,814

Total liabilities and stockholders’ equity	$44,050	$48,983

(1)	Amounts derived from Audited Consolidated Statements dated December 31, 2005 filed as a part of Form 10-K.
See accompanying notes.

SANGAMO BIOSCIENCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three months ended
	March 31,
	2006	2005
Revenues:
Collaboration agreements	$1,873	$180
Federal government research grants	263	76

Total revenues	2,136	256
Operating expenses:
Research and development	3,589	2,597
General and administrative	1,755	1,239

Total operating expenses	5,344	3,836

Loss from operations	(3,208)	(3,580)
Interest and other income, net	464	27

Net loss	$(2,744)	$(3,553)

Basic and diluted net loss per share	$(0.09)	$(0.14)

Shares used in computing basic and diluted net loss per share	30,600	25,337

See accompanying notes.

SANGAMO BIOSCIENCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three months ended
	March 31,
	2006	2005
Operating Activities:
Net loss	$(2,744)	$(3,553)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	49	78
Amortization of premium / discount on investments	(25)	114
Realized (gain) / loss on investments	(5)	68
Stock-based compensation	451	101
Changes in operating assets and liabilities:
Interest receivable	18	53
Accounts receivable	679	343
Prepaid expenses and other assets	(17)	—
Accounts payable and accrued liabilities	(740)	(278)
Accrued compensation and employee benefits	(437)	(245)
Deferred revenue	(1,517)	(61)

Net cash used in operating activities	(4,288)	(3,380)
Investing Activities:
Purchases of investments	(6,186)	(6,124)
Maturities of investments	5,514	8,455
Purchases of property and equipment	(214)	(28)

Net cash provided by / (used in) investing activities	(886)	2,303
Financing Activities:
Proceeds from issuance of common stock	65	71

Net cash provided by financing activities	64	71
Net decrease in cash and cash equivalents	(5,109)	(1,006)
Cash and cash equivalents, beginning of period	18,507	8,626

Cash and cash equivalents, end of period	$13,398	$7,620

     See accompanying notes.

SANGAMO BIOSCIENCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
March 31, 2006
NOTE 1-BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
BASIS OF PRESENTATION
     The accompanying unaudited condensed consolidated financial statements of Sangamo Biosciences, Inc. (“Sangamo” or the “Company”) have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The condensed consolidated financial statements include the accounts of Sangamo and its wholly-owned subsidiary, Gendaq Limited, after elimination of all material intercompany balances and transactions. Operating results for the three-months ended March 31, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. These financial statements should be read in conjunction with the financial statements and footnotes thereto for the year ended December 31, 2005, included in Sangamo’s Form 10-K as filed with the SEC.
USE OF ESTIMATES
     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. Actual results could differ from those estimates.
     Certain reclassifications of prior period amounts have been made to the Condensed Consolidated Financial Statements to conform to the current period presentation, including the reclassification of patent prosecution expenses to general and administrative from research and development expense. The reclassifications were immaterial and had no impact on the Company’s net loss or accumulated deficit.
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
RESEARCH AND DEVELOPMENT EXPENSES
     Research and development expenses consist of costs incurred for Company-sponsored as well as collaborative research and development activities. These costs include direct and research-related overhead expenses, which include salaries and other personnel-related expenses, stock-based compensation, facility costs, supplies and depreciation of facilities and laboratory equipment, as well as the cost of funding research at universities and other research institutions, and are expensed as incurred. Costs to acquire technologies that are utilized in research and development and that have no alternative future use are expensed as incurred.
STOCK-BASED COMPENSATION
     Prior to January 1, 2006, we accounted for our stock-based employee compensation arrangements under the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB No. 25), as allowed by SFAS No. 123, Accounting for Stock-based Compensation (SFAS No. 123), as amended by SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure (SFAS No. 148). As a result, no expense was recognized for options to purchase our common stock that were granted with an exercise price equal to fair market value at the date of grant and no expense was recognized in connection with purchases under our employee stock purchase plan for the years ended December 31, 2005 or 2004. In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123 (revised 2004) Share-Based Payment (SFAS No. 123R), which replaces SFAS No. 123 and supersedes APB No. 25. SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values beginning with the first interim or annual period after June 15, 2005. Subsequent to the effective date, the pro forma disclosures previously permitted under SFAS No. 123 are no longer an alternative to financial statement recognition. Effective January 1, 2006, we have adopted SFAS No. 123R using the modified prospective method. Under this method, compensation cost recognized during the three-month period ended March 31, 2006, includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of December 31, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123 amortized on an accelerated basis over the options’ vesting period, and (b) compensation cost for all share-based payments granted subsequent to December 31, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123R amortized on a straight-line basis over the options’ vesting period. Results for prior periods have not been restated. As a result of adopting SFAS No. 123R on January 1, 2006, our net loss is greater by $430,000 for the three-month period ended March 31, 2006 than had we continued to account for stock-based employee compensation under APB No. 25. Basic and diluted net loss per share for the three-month period ended March 31, 2006 would have been $0.08 had we not adopted SFAS No. 123R, compared to reported basic and diluted net loss per share of $0.09. The adoption of SFAS No. 123R had no impact on cash flows from operations or financing.
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
As of March 31, 2006, total shares reserved for future awards under all plans were 8,296,385.
Adoption of FAS 123R
Employee stock-based compensation expense recognized in the first quarter of 2006 was calculated based on awards ultimately expected to vest and has been reduced for estimated forfeitures. FAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. A forfeiture rate of 10% is applied to the stock-based compensation expense, determined through historical experience of employee stock option exercises. The following table shows total stock-based employee compensation expense (see above for types of stock-based employee arrangements) included in the condensed consolidated statement of operations for the three-month period ended March 31, 2006 (in thousands):

Three months ended
March 31, 2006
Costs and expenses:
Research and development	$317
General and administrative	113

Total stock-based compensation expense	$430

There was no capitalized stock-based employee compensation cost as of March 31, 2006. There were no recognized tax benefits during the quarter ended March 31, 2006.
As of March 31, 2006, total compensation cost related nonvested stock options not yet recognized was $3.3 million, which is expected to be allocated to expense over a weighted average period of 48 months.
Pro Forma Information for Period Prior to Adoption of FAS 123R
The following table illustrates the effect on net loss and net loss per share had we applied the fair value recognition provisions of SFAS No. 123 to account for our employee stock option and employee stock purchase plans for the three-month period ended March 31, 2005 because stock-based employee compensation was not accounted for using the fair value recognition method during that period. For purposes of pro forma disclosure, the estimated fair value of the stock awards, as prescribed by SFAS No. 123, is amortized to expense over the vesting period of such awards (in thousands, except per share data).

Three months ended
March 31, 2005 (1)
Net loss, as reported	$(3,553)
Deduct: Total stock-based employee compensation expense determined under fair value method	(547)

Pro forma net loss	$(4,100)

Basic and diluted net loss per share:
As reported	$(0.14)

Pro forma	$(0.16)

(1)	During the preparation of footnotes to the condensed consolidated financial statements for our quarterly filings during fiscal year 2006, we determined that the calculation of our net loss — pro forma reported under SFAS No. 123 for fiscal year 2005, as reported in that year, did not appropriately reflect the effect of SFAS No. 123 for certain options granted prior to January 1, 2006. Accordingly, the amount of net loss — pro forma reported under SFAS No. 123 for the first quarter of fiscal 2005 presented in the table above has been revised, resulting in an increase in the previously reported amount of pro forma net loss of $338,000 or $0.01 per basic and diluted share. This revision had no effect on our previously reported condensed consolidated results of operations or financial condition.
The historical pro forma impact of applying the fair value method prescribed by SFAS No. 123 is not representative of the impact that may be expected in the future due to changes resulting from additional grants in future years and changes in assumptions such as volatility, interest rates and expected life used to estimate fair value of the grants in future years.
Valuation Assumptions
The employee stock-based compensation expense recognized under FAS123R and presented in the pro forma disclosure required under FAS123 was determined using the Black Scholes option valuation model. Option valuation models require the input of subjective assumptions and these assumptions can vary over time.
We primarily base our determination of expected volatility through our assessment of the historical volatility of our Common Stock. We do not believe that we are able to rely on our historical exercise and post-vested termination activity to provide accurate data for estimating our expected term for use in determining the fair value of these options. Therefore, as allowed by Staff Accounting Bulletin (SAB) No. 107, Share-Based Payment , we have opted to use the simplified method for estimating our expected term equal to the midpoint between the vesting period and the contractual term.
The weighted–average assumptions used for estimating the fair value of the employee stock options are as follows:

	Three Months Ended March 31,
	2006	2005
Risk-free interest rate	4.95%	4.24%
Expected life of option	6.25 yrs	5.00 yrs
Expected dividend yield of stock	0%	0%
Expected volatility	.82	1.0
The weighted–average assumptions used for estimating the fair value of the employees’ purchase rights are as follows:

	Three Months Ended March 31,
	2006	2005
Risk-free interest rate	3.17 - 4.26%	2.71%
Expected life of option	0.5 - 1 yr	0.5 - 2 yrs
Expected dividend yield of stock	0%	0%
Expected volatility	0.413 - 0.636	.70
Stock Option Activity

A summary of Sangamo’s stock option activity follows:

	Options Outstanding
	Shares Available		Weighted-Average
	for Grant of	Number of	Exercise per
	Options	Shares	Share Price
Outstanding at January 1, 2006	3,256,505	3,874,097	$4.27
Options granted	(34,500)	34,500	$5.11
Options exercised	—	(142,836)	$5.99
Options canceled	40,578	(40,578)	$6.41

Balance at March 31, 2006	3,262,583	3,725,183	$5.48

There were no shares subject to Sangamo’s right of repurchase as of March 31, 2006. The intrinsic value of options exercised during the first quarter of 2006 and 2005 were $790,000 and $392,000, respectively.
The weighted-average estimated fair value per share of options granted during the three months ended March 31, 2006 and 2005 were $3.76 and $3.41, respectively, based upon the assumptions in the Black-Scholes valuation model described above. The weighted-average estimated fair value per share of employee purchase rights during the three months ended March 31, 2006 and 2005 were $1.70 and $1.72, respectively, based upon the assumptions in the Black-Scholes valuation model described above.
The following table summarizes information with respect to stock options outstanding at March 31, 2006:

	Options Outstanding
		Weighted Average
		Remaining
	Number	Contractual Life
Range of Exercise Price	of Shares	(In Years)
$0.05 - $0.17	461,583	2.07
$0.23 - $3.61	470,153	6.70
$3.78 - $5.19	1,494,497	8.63
$5.36 - $7.49	705,750	6.83
$7.57 - $11.13	361,700	4.88
$14.50 - $17.65	231,500	5.12

	3,725,183	6.59

At March 31, 2006, the aggregate intrinsic value of the outstanding options was $6.2 million.
Sangamo did not grant any nonqualified common stock options to consultants during the three months ended March 31, 2006 and 2005. The Company granted 15,000 and 10,000 nonqualified common stock options to consultants at exercise prices that range from $3.00 to $3.80 per share for services rendered in 2005 and 2004, respectively. Such options are included in the option tables disclosed above. The options generally vest over four years at a rate of 25 percent one year from grant date and one-thirty-sixth per month thereafter and expire ten years after the grant date. Total nonqualified stock-based compensation expense was $21,000 and $100,000 in the three months ended March 31, 2006 and 2005, respectively. The fair value of these options was determined using the Black-Scholes model.

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
NOTE 3-COMPREHENSIVE LOSS
     Comprehensive loss is comprised of net loss and other comprehensive income (loss). Other comprehensive loss includes certain changes in stockholders’ equity that are excluded from net loss, which includes unrealized gains and losses on our available-for-sale securities. Comprehensive loss and its components are as follows (in thousands):

	Three months ended
	March 31,
	2006	2005
Net loss	$(2,744)	$(3,553)
Changes in unrealized (losses)/gains on securities available-for-sale	(11)	58

Comprehensive loss	$(2,755)	$(3,495)

NOTE 4-MAJOR CUSTOMERS, PARTNERSHIPS AND STRATEGIC ALLIANCES
Strategic Partnership with Edwards Lifesciences Corporation
     In January 2000, we announced a therapeutic product development collaboration with Edwards Lifesciences Corporation (“Edwards”). Under the agreement, we have licensed to Edwards, on a worldwide, exclusive basis, ZFP Therapeutics for use in the activation of VEGFs and VEGF receptors in ischemic cardiovascular and vascular diseases. Edwards purchased a $5.0 million note that converted, together with accrued interest, into 333,333 shares of common stock at the time of our initial public offering (IPO) at the IPO price. In March 2000, Edwards purchased a $7.5 million convertible note in exchange for a right of first refusal for three years to negotiate a license for additional ZFP Therapeutics in cardiovascular and peripheral vascular diseases. That right of first refusal was not exercised and terminated in March 2003. Together with accrued interest, this note converted into common stock at the time of our initial public offering at the IPO price. Through 2001, we received $2 million in research funding from Edwards and a $1.4 million milestone payment for delivery of a lead ZFP Therapeutic product candidate. In November 2002, Edwards signed an amendment to the original agreement and agreed to provide up to $3.5 million in research and development funding, including $2.95 million for research and development activities performed in 2002 and 2003. The filing of the IND for PAD in 2004, and the achievement of other research-related milestones in 2003, triggered a total of $1.0 million in milestone payments from Edwards in the first quarter of 2004. There were no revenues attributable to milestone achievement and collaborative research and development performed under the Edwards agreements for both the three-month periods ended March 31, 2006 and 2005.
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
     In the future, Sangamo may receive milestone payments and royalties under this agreement. We have received $2.5 million in milestone payments to date and we could receive $27.0 million in additional milestone payments under the agreement if all future milestones are met for the first product developed under the agreement. Any subsequent products developed under the agreement may generate up to $15.0 million in milestone payments each. We would also receive royalties on any sales of products generated under the agreement and these royalty obligations would continue until the expiration of the last-to-expire patent covering products developed under the agreement on a country-by-country basis. Based on currently issued patents, these royalty obligations would last through January 12, 2019. The development of any products is subject to numerous risks and no assurance can be given that any products will successfully be developed under this agreement. See “Risk Factors— Our gene regulation technology is relatively new, and if we are unable to use this technology in all our intended applications, it would limit our revenue opportunities.”
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
Agreement with LifeScan for Regenerative Medicine
     In September 2004, we announced that we had entered into a research agreement with LifeScan, Inc., a Johnson & Johnson company. The agreement provides LifeScan with our ZFP TFs for use in a program to develop therapeutic cell lines as a potential treatment for diabetes. In December 2004, and again in September 2005, this agreement was expanded to include additional targets important in diabetes. The agreements represented our first collaboration in the field of regenerative medicine. During the three months ended March 31, 2006 and 2005, revenues attributable to collaborative research and development performed under the LifeScan agreements were $150,000 and $55,000, respectively. Related research and development costs and expenses performed under the LifeScan agreements were $8,000 and $18,000 during the three months ended March 31, 2006 and 2005, respectively.
Enabling Technology Collaborations for Pharmaceutical Protein Production
     We have established several research collaborations in this area. In December 2004, we announced a research collaboration agreement with Pfizer Inc to use our ZFP technology to develop enhanced cell lines for protein pharmaceutical production. The scope of this agreement was expanded in January 2006 and provided further research funding from Pfizer to develop additional cell lines for enhanced protein production. Under the terms of the agreement, Pfizer is funding research at Sangamo and Sangamo will provide our proprietary ZFP technology for Pfizer to assess its feasibility for use in mammalian cell-based protein production. We are generating novel cell lines and vector systems for enhanced protein production as well as novel technology for rapid creation of new production cell lines. During the first quarter of 2006 and first quarter of 2005, we received $775,000 and $500,000 in research-related funding under our agreements with Pfizer. Revenues attributable to collaborative research and development performed under the Pfizer agreement were $150,000 and $125,000 during the three months ended March 31, 2006 and 2005, respectively. Related research and development costs and expenses performed under the Pfizer agreement were $57,000 and $22,000 during the three months ended March 31, 2006 and 2005, respectively.
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
     Pursuant to the Research License and Commercial Option Agreement, DAS made an initial cash payment to us of $7.5 million and agreed to purchase up to $4.0 million of our common stock in the next financing transaction meeting certain criteria. In November 2005, the Company sold approximately 1.0 million shares of common stock to DAS at a price of $3.85 per share, resulting in gross proceeds of $3.9 million. In addition, DAS will provide between $4.0 and $6.0 million in research funding over the initial three-year research term and may make an additional payment of up to $4.0 million in research milestone payments to us during this same period, depending on the success of the research program. In the event that DAS elects to extend the research program beyond the initial three-year term, DAS will provide additional research funding. If DAS exercises its option to obtain a commercial license, we will be entitled to full payment of the $4.0 million in research milestones, a one-time exercise fee of $6.0 million, minimum annual payments of up to $25.25 million, development and commercialization milestone payments for each product, and royalties on sales of products. Furthermore, DAS will have the right to sublicense our ZFP technology to third parties for use in plant cells, plants, or plant cell cultures, and we will be entitled to 25% of any cash consideration received by DAS under such sublicenses.
     We have agreed to supply DAS and its sublicensees with ZFP TFs and/or ZFNs for both research and commercial use. If DAS exercises its option to obtain a commercial license, DAS may request that we transfer, at DAS’s expense, the ZFP manufacturing technology to DAS or to a mutually agreed-upon contract manufacturer.
     The Research License and Commercial Option Agreement will terminate automatically if DAS fails to exercise its option for a commercial license by the end of the initial three-year research term. DAS may also terminate the agreement at the end of the second year of the initial research term if the joint committee overseeing the research determines that disappointing research results have made it unlikely that DAS will exercise the option; we are guaranteed to receive $4.0 million in research funding from DAS prior to such a termination. Following DAS’s exercise of the option and payment of the exercise fee, DAS may terminate the agreement at any time. In addition, each party may terminate the agreement upon an uncured material breach of the other party. In the event of any termination of the agreement, all rights to use our ZFP technology will revert to us, and DAS will no longer be permitted to practice our ZFP technology or to develop or, except in limited circumstances, commercialize any products derived from our ZFP technology. Revenues related to the research license under the DAS agreement are being recognized ratably over the initial three-year research term of the agreement and were $625,000 during the three months ended March 31, 2006. Revenues attributable to collaborative research and development performed under the DAS agreement were $948,070 during the three months ended March 31, 2006. Related costs and expenses incurred under the DAS agreement were $862,500 during the three months ended March 31, 2006.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     The discussion in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contains trend analysis, estimates and other forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements include, without limitation, statements containing the words “believes,” “anticipates,” “expects,” “continue,” and other words of similar import or the negative of those terms or expressions. Such forward-looking statements are subject to known and unknown risks, uncertainties, estimates and other factors that may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Actual results could differ materially from those set forth in such forward-looking statements as a result of, but not limited to, the “Risk Factors” described below. You should read the following discussion and analysis along with the financial statements and notes attached to those statements included elsewhere in this report and in our annual report on Form 10-K for the year ended December 31, 2005 as filed with the Securities and Exchange Commission on March 13, 2006.
Overview
     We were incorporated in June 1995. From our inception through March 31, 2006, our activities related primarily to establishing and operating a biotechnology research and development organization and developing relationships with our corporate collaborators. Our scientific and business development endeavors currently focus on the engineering of novel zinc finger DNA binding proteins (ZFPs) for the regulation and modification of genes. We have incurred net losses since inception and expect to incur losses in the future as we continue our research and development activities. To date, we have funded our operations primarily through the issuance of equity securities, borrowings, payments from federal government research grants and from corporate collaborators and strategic partners. As of March 31, 2006, we had an accumulated deficit of $113.2 million.
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
     Commencing in 2005, we have placed more emphasis on higher-value therapeutic product development and related strategic partnerships and less emphasis on our Enabling Technology collaborations. We believe this shift in emphasis has the potential to increase the return on investment to our stockholders by allocating capital resources to higher value, therapeutic product development activities. At the same time, it may reduce our revenues over the next several years and it increases our financial risk by increasing expenses associated with product development. We have filed an Investigational New Drug (IND) application with the U.S. Food and Drug Administration (FDA) and have initiated a Phase 1 clinical trial of a ZFP Therapeutic in patients with diabetic neuropathy during the first quarter of 2005. Development of novel therapeutic products is costly and is subject to a lengthy and uncertain regulatory process by the FDA. Our future products are gene-based therapeutics. Adverse events in both our own clinical program and other programs in gene therapy may have a negative impact on regulatory approval, the willingness of potential commercial partners to enter into agreements and the perception of the public.
     Research and development expenses consist primarily of salaries and related personnel expenses, including stock-based compensation, laboratory supplies, allocated facilities costs, subcontracted research expenses, trademark registration and technology licenses. Research and development costs incurred in connection with collaborator-funded activities are expensed as incurred. We believe that continued investment in research and development is critical to attaining our strategic objectives. We expect these expenses will increase significantly as we increase our focus on development of ZFP Therapeutics. The Company is also developing zinc finger nucleases (ZFNs) for therapeutic gene correction and therapeutic gene modification as a treatment for certain monogenic and infectious diseases. Additionally, in order to develop ZFP TFs and ZFNs as commercially relevant therapeutics, we expect to expend additional resources for expertise in the manufacturing, regulatory affairs and clinical research aspects of biotherapeutic development.
     General and administrative expenses consist primarily of salaries and related personnel expenses for executive, finance and administrative personnel, stock-based compensation, professional fees, patent prosecution expenses, allocated facilities costs and other general corporate expenses. As we pursue commercial development of our therapeutic leads we expect the business aspects of the

Company to become more complex. We may be required in the future to add personnel and incur additional costs related to the maturity of our business.
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
Stock-Based Compensation
Prior to January 1, 2006, we accounted for our stock-based employee compensation arrangements under the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB No. 25), as allowed by SFAS No. 123, Accounting for Stock-based Compensation (SFAS No. 123), as amended by SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure (SFAS No. 148). As a result, no expense was recognized for options to purchase our common stock that were granted with an exercise price equal to fair market value at the date of grant and no expense was recognized in connection with purchases under our employee stock purchase plan for the years ended December 31, 2005 or 2004. In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123 (revised 2004) Share-Based Payment (SFAS No. 123R), which replaces SFAS No. 123 and supersedes APB No. 25. SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values beginning with the first interim or annual period after June 15, 2005. Subsequent to the effective date, the pro forma disclosures previously permitted under SFAS No. 123 are no longer an alternative to financial statement recognition. Effective January 1, 2006, we have adopted SFAS No. 123R using the modified prospective method. Under this method, compensation cost recognized during the three-month period ended March 31, 2006, includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of December 31, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123 amortized on an accelerated basis over the options’ vesting period, and (b) compensation cost for all share-based payments granted subsequent to December 31, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123R amortized on a straight-line basis over the options’ vesting period. Results for prior periods have not been restated. As a result of adopting SFAS No. 123R on January 1, 2006, our net loss is greater by $430,000 for the three-month period ended March 31, 2006 than had we continued to account for stock-based employee compensation under APB No. 25. Net loss per share for the three-month period ended March 31, 2006 would have been $0.08 had we not adopted SFAS No. 123R, compared to reported basic net loss per share of $0.09. The adoption of SFAS No. 123R had no impact on cash flows from operations or financing.
As of March 31, 2006, total compensation cost related nonvested stock options not yet recognized was $3.3 million, which is expected to be allocated to expense over a weighted average period of 48 months.

RESULTS OF OPERATIONS
Three months ended March 31, 2006 and 2005
Revenues

	Three months ended March 31,
	(in thousands, except percentage values)
	2006	2005	Change	%
Revenues:
Collaboration agreements	$1,873	$180	$1,693	941%
Federal government research grants	263	76	187	246%

Total revenues	$2,136	$256	$1,880	734%

     We are increasing the emphasis of our research and development activities on ZFP Therapeutics and are moving away from our historic emphasis on Enabling Technology agreements. Over the next several years, this change in resource allocation will reduce our revenues.
     Total revenues increased to $2.1 million for the three months ended March 31, 2006 from $256,000 in the corresponding period in 2005. The increase for the three months ended March 31, 2006 was principally due to revenues in connection with our Research License and Commercial Option Agreement with Dow AgroSciences LLC (“DAS”), a wholly owned indirect subsidiary of Dow Chemical Corporation, of $1.6 million. We anticipate continued revenues from collaboration agreements through the end of 2006, and we have applied for, and plan to continue to apply for, federal government research grants in the future to support the development of applications of our technology platform. Although we have negotiated collaboration agreements and received federal government research grants in the past, we cannot assure you that these efforts will be successful in the future.
Operating Expenses

	Three months ended March 31,
	(in thousands, except percentage values)
	2006	2005	Change	%
Operating Expenses:
Research and development	$3,589	$2,597	$992	38%
General and administrative	1,755	1,239	516	42%

Total operating expenses	$5,344	$3,836	$1,508	39%

Research and development
     Over the past three fiscal years, research and development expenses have consisted primarily of salaries and related personnel expenses, including stock-based compensation, laboratory supplies, allocated facilities costs, subcontracted research expenses, trademark registration and technology licenses. We expect to continue to devote substantial resources to research and development in the future and expect research and development expenses to increase in the next several years if we are successful in advancing our ZFP Therapeutic product candidates into clinical trials. To the extent we collaborate with others with respect to clinical trials, increases in research and development expenses may be reduced or avoided.
     Research and development expenses for the first quarter of 2006 increased to $3.6 million compared to $2.6 million for the first quarter of 2005. The increase in research and development expenses for the three months ended March 31, 2006 was primarily attributable to increased external development expenses of $316,000, primarily associated with our diabetic neuropathy program, increased personnel and lab supply expenses of $230,000 and $157,000, respectively, due to increased headcount and recognition of $317,000 in stock-based employee compensation expense due to adoption of SFAS No. 123R.
General and administrative
     General and administrative expenses consist primarily of salaries and related personnel expenses for executive, finance and administrative personnel, stock-based compensation, professional fees, patent prosecution expenses, allocated facilities costs, other general corporate expenses and stock-based compensation. As we pursue commercial development of our therapeutic leads, we expect the business aspects of the Company to become more complex. We may be required in the future to add personnel and incur additional costs related to the maturity of our business.

     General and administrative expenses were $1.8 million in the three months ended March 31, 2006, as compared to $1.2 million during the corresponding period in 2005. This increase is primarily related to higher expenses related to patent prosecution and consulting of $170,000 and $157,000, respectively, and recognition of $113,000 in stock-based compensation expense due to adoption of SFAS No.123R.
Interest income, net

	Three months ended March 31,
	(in thousands, except percentage values)
	2006	2005	Change	%
Interest and other income, net	$464	$27	$437	1,619%
     Interest and other income, net, increased to $464,000 for the three months ended March 31, 2006 from $27,000 in the corresponding period in 2005. The increase was primarily related to higher interest income of $243,000 related to higher average investment balances during the quarter ended March 31, 2006. In addition, a foreign currency translation gain of $35,000 was recorded during the quarter ended March 31, 2006 versus a foreign currency translation loss of $85,000 during the corresponding quarter in 2005.
Liquidity and Capital Resources
     Since inception, we have financed our operations primarily through the sale of equity securities, payments from corporate collaborators, federal government research grants and financing activities such as a bank line of credit. As of March 31, 2006, we had cash, cash equivalents, investments and interest receivable totaling $42.7 million.
     Net cash used for operating activities was $4.3 million for the three months ended March 31, 2006. Net cash used consisted primarily of the net loss for the three-month period of $2.7 million and a net change of $2.0 million in operating assets and liabilities. This was partially offset by stock-based compensation charges of $451,000 and depreciation of $49,000. For the three months ended March 31, 2005, net cash used consisted primarily of the net loss for the three-month period of $3.6 million and a net change of $188,000 in operating assets and liabilities. This was partially offset by amortization of premium / discount on investment of $114,000, other stock-based compensation charges of $101,000, depreciation of $78,000 and realized losses on investments of $68,000.
     Net cash used in investing activities was $886,000 for the three months ended March 31, 2006 and was primarily comprised of cash used to purchase investments and fixed assets of $6.2 million and $214,000, respectively, partially offset by cash proceeds associated with maturities of investments of $5.5 million. For the three months ended March 31, 2005, net cash provided by investing activities was $2.3 million and was primarily comprised of proceeds associated with maturities of investments of $8.5 million partially offset by cash used to purchase investments of $6.1 million.
     Net cash provided by financing activities for the three-month periods ended March 31, 2006 and 2005 was $65,000 and $71,000, respectively. Proceeds from both years were solely related to the issuance of common stock.
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
Our market risks at March 31, 2006 have not changed materially from those discussed in Item 7A of our Form 10-K for the year ended December 31, 2005 on file with the Securities and Exchange Commission.

ITEM 4. CONTROLS AND PROCEDURES
     (a) Evaluation of Disclosure Controls and Procedures
     The Company’s management, with the participation of the Company’s Chief Executive Officer and Principal Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) or 15d-15(e)) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Principal Financial Officer concluded that the Company’s disclosure controls and procedures as of the end of the period covered by this report are functioning effectively to provide reasonable assurance that the information required to be disclosed by the Company in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
     (b) Change in Internal Control over Financial Reporting
     No change in the Company’s internal control over financial reporting occurred during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
We are not party to any material pending legal proceedings, other than routine litigation incidental to our business.
ITEM 1A. RISKS FACTORS
This Form 10-Q contains forward-looking information based on our current expectations. Because our actual results may differ materially from any forward-looking statements made by or on behalf of Sangamo, this section includes a discussion of important factors that could affect our actual future results, including, but not limited to, our revenues, expenses, net loss and loss per share.
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
We, and our partner, Edwards Lifesciences, have initiated Phase 1 clinical trials in our respective lead ZFP Therapeutic programs, and ZFP Therapeutics have never before been tested in humans. We have completed enrollment and treatment of the patients in the first of these trials of SB-509 for diabetic neuropathy and thus far have not observed any drug-related adverse events. However if our lead ZFP Therapeutic fails its initial safety study, it could reduce our ability to attract new investors and corporate partners. In January 2005, Sangamo filed an IND with the FDA for SB-509, a ZFP TF activator of VEGF-A, for the treatment of mild to moderate diabetic neuropathy. We have completed enrollment and treatment of a Phase 1, single blind, dose-escalation trial to measure the laboratory and clinical safety of SB-509 and reported that we did not observe dose-limiting toxicity or any severe adverse drug-related events. We presented in April 2006 safety data and preliminary findings from our Phase 1 clinical trial and expect to initiate a Phase 2 clinical trial of SB-509 in the second half of 2006. Edwards Lifesciences also filed an investigational new drug (IND) application with the U.S. Food and Drug Administration (FDA) on February 10, 2004 and initiated a Phase 1 clinical trial in humans in August, 2004 and a second in the first half of 2005. The first Phase 1 studies of a ZFP Therapeutic will be a highly visible test of the Company’s ZFP Therapeutic approach. Since we have increased our focus on ZFP Therapeutic research and development, investors will increasingly assess the value of the Company’s technology based on the continued progress of ZFP Therapeutic products into and through clinical trials. If the initial safety study of our lead therapeutic was halted due to safety concerns, this would negatively affect the value of the Company’s stock.

We are conducting proprietary research to discover ZFP Therapeutic product candidates. These programs increase our financial risk of product failure, will significantly increase our research expenditures, and may involve conflicts with our collaborators and strategic partners. Our proprietary research programs consist of research which is funded solely by the Company and where the Company retains exclusive rights to therapeutic products generated by the research. This is in contrast to certain of our research programs that may be funded by corporate partners and in which we may share rights to any resulting products. We have conducted proprietary research since inception, however, we are placing greater emphasis on proprietary research and therapeutic development and we expect this trend will continue in 2006 as we initiate our first Phase 2 clinical trial and bring new ZFP Therapeutics into clinical trials. Conducting proprietary research programs may not generate corresponding revenue and may create conflicts with our collaborators or strategic partners. The implementation of this strategy will involve substantially greater business risks, the expenditure of significantly greater funds than our historic research activities and will require substantial commitments of time from our management and staff.
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
Our potential therapeutic products are subject to a lengthy and uncertain regulatory process, and we may encounter unanticipated toxicity or adverse events or fail to demonstrate efficacy, causing us to delay, suspend or terminate the development of a ZFP

Therapeutics and if these potential products are not approved, we will not be able to commercialize those products. The FDA must approve any human therapeutic products before they can be marketed in the United States. The process for receiving regulatory approval is long and uncertain, and a potential product may not withstand the rigors of testing under the regulatory approval processes.
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

The results of early Phase 1 trials are based on a small number of patients over a short period of time, and our success may not be indicative of results in a large number of patients or of long-term efficacy. The results in early phases of clinical testing are based upon limited numbers of patients and a limited follow-up period. For example, the initial results from the Phase 1 clinical trial of our ZFP Therapeutic, SB-509 product, we presented in April 2006. The primary end point of the trial is clinical and laboratory safety, however we also collected some preliminary efficacy data. Typically, our Phase 1 clinical trials for indications of safety enroll less than 50 patients. We anticipate that our Phase 2 clinical trials for efficacy would typically enroll approximately 100 patients. Actual results with more data points may not confirm favorable results from our earlier stage trials. A number of companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in late stage clinical trials even after achieving promising results in earlier stage clinical trials. In addition, we do not yet know if early results will have a lasting effect. If a larger population of patients does not experience positive results, or if these results do not have a lasting effect, our products may not receive approval from the FDA. Failure to demonstrate the safety and effectiveness of our gene based products in larger patient populations could have a material adverse effect on our business that would cause our stock price to decline significantly.
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
We are currently engaged in the research and development of a new application of our technology platform: ZFP-mediated gene modification using ZFNs to effect either gene correction or gene disruption. Using this technique, Sangamo scientists have engineered ZFNs to cut DNA at a specific site within a target gene, and to then to either correct the adjacent sequences with newly synthesized DNA copied from an introduced DNA template, gene correction, or to rejoin the two ends of the break which frequently results in the disruption of the gene’s function. In so doing, we are attempting to “correct” an abnormal or disease-related mutation or DNA sequence or to disrupt a gene that is involved in disease pathology. ZFP-mediated gene modification is at an early research stage. Our scientists have shown ZFP-mediated gene modification to work in isolated cells; however, a significant amount of additional research will be needed before this technique can be evaluated in animals or plants and subsequently tested for applications in human healthcare and plant agriculture.

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
Even if our product development efforts are successful and even if the requisite regulatory approvals are obtained, our ZFP Therapeutics may not gain market acceptance among physicians, patients, healthcare payers and the medical community. A number of additional factors may limit the market acceptance of products including the following:
•	likelihood and rate of adoption by healthcare practitioners;

•	likelihood and rate of a product’s acceptance by the target population;

•	timing of market entry relative to competitive products;

•	availability of alternative therapies;

•	price of our product relative to alternative therapies;

•	availability of third-party reimbursement;

•	extent of marketing efforts by us and third-party distributors or agents retained by us; and

•	side effects or unfavorable publicity concerning our products or similar products.
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
We are at the development phase of operations and may not succeed or become profitable. We began operations in 1995 and are in the early phases of ZFP Therapeutic product development. We have incurred significant losses and our net losses to date and our revenues have been generated from Enabling Technology collaborations, strategic partners, and federal government research grants. In 2005, we have placed more emphasis on higher-value therapeutic product development and related strategic partnerships. This shift in emphasis has the potential to increase the return on investment to our stockholders by allocating capital resources to higher value, therapeutic product development activities. At the same time, it increases our financial risk by increasing expenses associated with product development. In addition, the preclinical or clinical failure of any single product may have a significant effect on the actual or perceived value of our shares. Our business is subject to all of the risks inherent in the development of a new technology, which include the need to:
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
We anticipate continuing to incur operating losses for the next several years. If material losses continue for a significant period, we may be unable to continue our operations. We have generated operating losses since we began operations in 1995. The extent of our future losses and the timing of profitability are uncertain, and we expect to incur losses for the foreseeable future. We have been engaged in developing our ZFP TF technology since inception, which has and will continue to require significant research and development expenditures. In November 2005 we announced that we had completed a registered direct offering to institutional and strategic investors for a total of 5,080,000 shares of common stock at a price of $3.85 per share to the investors, resulting in net proceeds to Sangamo of approximately $18.2 million. To date, we have generated all other revenue from Enabling Technology collaborations, strategic partnering agreements, and federal government research grants. As of March 31, 2006, we had an accumulated deficit of approximately $113.2 million. We expect to incur losses for the foreseeable future. These losses will increase as we expand and extend our research and development activities into human therapeutic product development. If the time required to generate significant product revenues and achieve profitability is longer than we currently anticipate, we may not be able to sustain our operations.
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
Our stock price has been volatile and may continue to be volatile, which could result in substantial losses for investors. During the quarter ended March 31, 2006, our stock price range from a low of $4.10 to high of $6.69. During the past two years, our common stock price has fluctuated significantly, ranging from a low of $3.46 to a high of $6.49 during the year ended December 31, 2005, and a low of $3.00 to a high of $8.02 during the year ended December 31, 2004. Volatility in our common stock could cause stockholders to incur substantial losses. An active public market for our common stock may not be sustained, and the market price of our common stock may continue to be highly volatile. The market price of our common stock has fluctuated significantly in response to the following factors, some of which are beyond our control:
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
Failure to attract, retain, and motivate skilled personnel and cultivate key academic collaborations will delay our product development programs and our research and development efforts. We are a small company with 68 full-time employees as of May 8, 2006 and our success depends on our continued ability to attract, retain, and motivate highly qualified management and scientific personnel and our ability to develop and maintain important relationships with leading research and academic institutions and scientists. Competition for personnel and academic and other research collaborations is intense. The success of our technology development programs depends on our ability to attract and retain highly trained personnel and we have experienced a rate of employee turnover that we believe is typical of emerging biotechnology companies. If we lose the services of personnel with the necessary skills, it could significantly impede the achievement of our research and development objectives. We are not presently aware of any plans of specific employees to retire or otherwise leave the company. If we fail to negotiate additional acceptable collaborations with academic and other research institutions and scientists, or if our existing collaborations are unsuccessful, our ZFP Therapeutic development programs may be delayed or may not succeed.
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
Accounting pronouncements may affect our future financial position and results of operations On January 1, 2006, we adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (or “FAS 123R”). As a result, we have included employee stock-based compensation costs in our results of operations for the quarter ended March 31, 2006, as discussed in Note 2, “Employee Stock-Based Compensation,” in the Notes to Condensed Consolidated Financial Statements of Part I, Item I of this Form 10-Q. Our adoption of FAS 123R is expected to result in compensation expense that will increase basic and diluted net loss per share by approximately $0.08 per share for 2006. However, our estimate of future employee stock-based compensation expense is affected by our stock price, the number of stock-based awards our board of directors may grant in 2006, as well as a number of complex and subjective valuation assumptions. These valuation assumptions include, but are not limited to, the volatility of our stock price and employee stock option exercise behaviors.
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
     From the time of receipt through March 31, 2006, Sangamo has used the net proceeds from its initial public offering and register direct offering of common stock to invest in short-term and long-term, interest bearing, investment-grade securities and has used its existing cash balances to fund general operations. The proceeds are being used for general corporate purposes, including working capital and product development. A portion of the net proceeds will also be used to acquire or invest in complementary businesses or products or to obtain the right to use complementary technologies. Sangamo has no agreements or commitments with respect to any such acquisition and is not currently engaged in any material negotiations with respect to any such transaction.
ITEM 6. EXHIBITS
     (a) Exhibits:
31.1	Form of Rule 13a – 14(a) Certification

31.2	Form of Rule 13a – 14(a) Certification

32.1	Certification Pursuant to 18 U.S.C. Section 1350.

SIGNATURES
     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
SANGAMO BIOSCIENCES, INC. Dated: May 9, 2006

/s/ Greg S. Zante

Greg S. Zante
Senior Director, Finance and Administration
(Principal Financial and Accounting Officer)