Form 10-Q
period 2006-06-30
SANGAMO BIOSCIENCES INC
filed 2006-08-04
CIK 1001233

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2006
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
Yes ☐ No ☑
     As of August 3, 2006, 33,938,885 shares of the issuer’s common stock, par value $0.01 per share, were outstanding.

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

PART 1. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
SANGAMO BIOSCIENCES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	June 30,	December 31,
	2006	2005 (1)
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$28,838	$18,507
Marketable securities	30,330	28,449
Interest receivable	170	218
Accounts receivable	228	971
Prepaid expenses	665	317

Total current assets	60,231	48,462
Property and equipment, net	517	472
Other assets	49	49

Total assets	$60,797	$48,983

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued liabilities	$953	$1,534
Accrued compensation and employee benefits	602	933
Deferred revenue	2,983	4,327

Total current liabilities	4,538	6,794
Deferred revenue, non-current portion	3,125	4,375

Total liabilities	7,663	11,169

Stockholders’ equity:
Common stock, $0.01 par value; 80,000,000 shares authorized, 33,938,593 and 30,570,912 shares issued and outstanding at June 30, 2006 and December 31, 2005, respectively	34	31
Additional paid-in capital	169,548	148,131
Accumulated deficit	(116,479)	(110,408)
Accumulated other comprehensive income	31	60

Total stockholders’ equity	53,134	37,814

Total liabilities and stockholders’ equity	$60,797	$48,983

(1)	Amounts derived from Audited Consolidated Financial Statements dated December 31, 2005 filed as a part of our 2005 Form 10-K.
See accompanying notes.

SANGAMO BIOSCIENCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2006	2005	2006	2005
Revenues:
Collaboration agreements	$1,431	$353	$3,304	$533
Federal government research grants	346	65	609	141

Total revenues	1,777	418	3,913	674
Operating expenses:
Research and development	4,028	2,624	7,617	5,221
General and administrative	1,821	1,250	3,576	2,489

Total operating expenses	5,849	3,874	11,193	7,710

Loss from operations	(4,072)	(3,456)	(7,280)	(7,036)
Interest and other income, net	745	76	1,209	103

Net loss	$(3,327)	$(3,380)	$(6,071)	$(6,933)

Basic and diluted net loss per share	$(0.11)	$(0.13)	$(0.20)	$(0.27)

Shares used in computing basic and diluted net loss per share	31,312	25,391	30,959	25,364

See accompanying notes.

SANGAMO BIOSCIENCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six months ended
	June 30,
	2006	2005
Operating Activities:
Net loss	$(6,071)	$(6,933)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	92	149
Amortization of (premium) / discount on investments	(108)	191
Realized (gain) / loss on investments	(29)	41
Stock-based compensation	950	186
Changes in operating assets and liabilities:
Interest receivable	48	33
Accounts receivable	743	342
Prepaid expenses and other assets	(348)	(419)
Accounts payable and accrued liabilities	(581)	(444)
Accrued compensation and employee benefits	(331)	(182)
Deferred revenue	(2,594)	(306)

Net cash used in operating activities	(8,229)	(7,342)
Investing Activities:
Purchases of investments	(16,016)	(8,852)
Maturities of investments	14,243	15,218
Purchases of property and equipment	(137)	(181)

Net cash provided by / (used in) investing activities	(1,910)	6,185
Financing Activities:
Proceeds from issuance of common stock	20,470	239

Net cash provided by financing activities	20,470	239
Net decrease in cash and cash equivalents	10,331	(918)
Cash and cash equivalents, beginning of period	18,507	8,626

Cash and cash equivalents, end of period	$28,838	$7,708

See accompanying notes.

SANGAMO BIOSCIENCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) June 30, 2006
NOTE 1-BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
BASIS OF PRESENTATION
     The accompanying unaudited condensed consolidated financial statements of Sangamo Biosciences, Inc. (“Sangamo” or the “Company”) have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The condensed consolidated financial statements include the accounts of Sangamo and its wholly-owned subsidiary, Gendaq Limited, after elimination of all material intercompany balances and transactions. Operating results for the six months ended June 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. These financial statements should be read in conjunction with the financial statements and footnotes thereto for the year ended December 31, 2005, included in Sangamo’s Form 10-K as filed with the SEC.
USE OF ESTIMATES
     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. Actual results could differ from those estimates.
     Certain reclassifications of prior period amounts have been made to the Condensed Consolidated Financial Statements to conform to the current period presentation, including the reclassification of patent prosecution expenses to general and administrative expense from research and development expense. The reclassifications were immaterial and had no impact on the Company’s net loss or accumulated deficit.
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
REVENUE RECOGNITION
     In accordance with Staff Accounting Bulletin No. 104, “Revenue Recognition,” revenue from research activities made under strategic partnering collaborations is recognized as the services are provided when there is persuasive evidence that an arrangement exists, delivery has occurred, the price is fixed or determinable, and collectibility is reasonably assured. Amounts received in advance under such agreements are deferred until the above criteria are met and the research services are performed. Sangamo’s federal government research grants are typically multi-year agreements and provide for the reimbursement of qualified expenses for research and development as defined under the terms of the grant agreement. Revenue under grant agreements is recognized when the related qualified research expenses are incurred. Grant reimbursements are received on a quarterly or monthly basis and are subject to the issuing agency’s right of audit.
     Sangamo recognizes revenue from its Therapeutic and Enabling Technology collaborations when zinc finger DNA-binding protein (“ZFP”)-based products are delivered to the collaborators, persuasive evidence of an agreement exists, there are no unfulfilled obligations, the price is fixed and determinable, and collectibility is reasonably assured. Generally, Sangamo receives partial payments from these collaborations prior to the delivery of ZFP-based products and the recognition of these revenues is deferred until the ZFP-based products are delivered, the risk of ownership has passed to the collaborator and all performance obligations have been satisfied. Upfront or signature payments received upon the signing of an Enabling Technology agreement are generally recognized ratably over the applicable period of the agreement, which currently ranges between 12 and 15 months, or as ZFP-based products are delivered.

     Milestone payments under research, partnering, or licensing agreements are recognized as revenue upon the achievement of mutually agreed upon milestones, provided that (i) the milestone event is substantive and its achievement is not reasonably assured at the inception of the agreement, and (ii) there are no performance obligations associated with the milestone payment.
     In accordance with Emerging Issues Task Force Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables,” revenue arrangements entered into after June 15, 2003, that include multiple deliverables are divided into separate units of accounting if the deliverables meet certain criteria, including whether the fair value of the delivered items can be determined and whether there is evidence of fair value of the undelivered items. In addition, the consideration is allocated among the separate units of accounting based on their fair values, and the applicable revenue recognition criteria are considered separately for each of the separate units of accounting.
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
STOCK-BASED COMPENSATION
     Prior to January 1, 2006, the Company accounted for our stock-based employee compensation arrangements under the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB No. 25), as allowed by SFAS No. 123, Accounting for Stock-based Compensation (SFAS No. 123), as amended by SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure (SFAS No. 148). As a result, no expense was recognized for options to purchase our common stock that were granted with an exercise price equal to fair market value at the date of grant and no expense was recognized in connection with purchases under our employee stock purchase plan for the years ended December 31, 2005 or 2004. In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123 (revised 2004) Share-Based Payment (SFAS No. 123R), which replaces SFAS No. 123 and supersedes APB No. 25. SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values beginning with the first interim or annual period after June 15, 2005. Subsequent to the effective date, the pro forma disclosures previously permitted under SFAS No. 123 are no longer an alternative to financial statement recognition. Effective January 1, 2006, the Company has adopted SFAS No. 123R using the modified prospective method. Under this method, compensation cost recognized includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of December 31, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123 amortized on an accelerated basis over the options’ vesting period, and (b) compensation cost for all share-based payments granted subsequent to December 31, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123R amortized on a straight-line basis over the options’ vesting period. Results for prior periods have not been restated. As a result of adopting SFAS No. 123R on January 1, 2006, the net loss is greater by $ 494,000 and $924,000 for the three-month period and six-month period ended June 30, 2006, respectively than had the Company continued to account for stock-based employee compensation under APB No. 25. Basic and diluted net loss per share for the three-month period and six-month period ended June 30, 2006 are $0.02 and $0.03 greater, respectively, than if the Company had continued to account for stock-based compensation under APB No. 25. The adoption of SFAS No. 123R had no impact on cash flows from operations or financing.
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
As of June 30, 2006, total shares reserved for future awards under all plans were 8,274,664.
Adoption of FAS 123R
Employee stock-based compensation expense recognized in 2006 was calculated based on awards ultimately expected to vest and has been reduced for estimated forfeitures. FAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. A forfeiture rate of 10% is applied to the stock-based compensation expense, determined through historical experience of employee stock option exercises. The following table shows total stock-based employee compensation expense (see above for types of stock-based employee arrangements) included in the condensed consolidated statement of operations for the three-month and six-month periods ended June 30, 2006 (in thousands):

	Three months ended	Six months ended
	June 30, 2006	June 30, 2006
Costs and expenses:
Research and development	$310	$627
General and administrative	184	297

Total stock-based compensation expense	$494	$924

There was no capitalized stock-based employee compensation cost as of June 30, 2006. There were no recognized tax benefits during the six months ended June 30, 2006.
As of June 30, 2006, total compensation cost related to nonvested stock options to be recognized in future periods was $3.47 million, which is expected to be expensed over a weighted average period of 48 months.
Pro Forma Information for Period Prior to Adoption of FAS 123R
The following table illustrates the effect on net loss and net loss per share had we applied the fair value recognition provisions of SFAS No. 123 to account for our employee stock option and employee stock purchase plans for the three-month and six-month period ended June 30, 2005 because stock-based employee compensation was not accounted for using the fair value recognition method during that period. For purposes of pro forma disclosure, the estimated fair value of the stock awards, as prescribed by SFAS No. 123, is amortized to expense over the vesting period of such awards (in thousands, except per share data).

	Three months ended	Six months ended
	June 30, 2005	June 30, 2005 (1)
Net loss, as reported	$(3,380)	$(6,933)
Deduct: Total stock-based employee compensation expense determined under fair value method	(667)	(1,214)

Pro forma net loss	$(4,047)	$(8,147)

Basic and diluted net loss per share:
As reported	$(0.13)	$(0.27)

Pro forma	$(0.16)	$(0.32)

(1)	During the preparation of footnotes to the condensed consolidated financial statements for our quarterly filings during fiscal year 2006, we determined that the calculation of our net loss — pro forma reported under SFAS No. 123 for fiscal year 2005, as reported in that year, did not appropriately reflect the effect of SFAS No. 123 for certain options granted prior to January 1, 2006. Accordingly, the amount of net loss — pro forma reported under SFAS No. 123 for the first quarter of fiscal 2005 presented in the table above has been revised, resulting in an increase in the previously reported amount of pro forma net loss of $296,000 or $0.01 per basic and diluted share for three-months period ended June 30, 2005 and $ 635,000 or $ 0.02 per basic and diluted share for six-months period ended June 30, 2005, respectively. This revision had no effect on our previously reported condensed consolidated results of operations or financial condition.
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
The weighted–average assumptions used for estimating the fair value of the employee stock options are as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2006	2005	2006	2005
Risk-free interest rate	5.1%	3.7%	5.0-5.1%	3.8%
Expected life of option	6.25 years	5.0 years	6.25 years	4.5 years
Expected dividend yield of stock	0.0%	0.0%	0.0%	0.0%
Expected volatility	.97	1.0	.91-.97	1.0
The expected volatility reported in the quarter ended March 31, 2006 should be 0.91 instead of 0.82 as a result of a computational error. The impact of this change is not material to the net results of operations and basic and diluted loss per share for the three months and six months ended June 30, 2006.
The weighted–average assumptions used for estimating the fair value of the employees’ purchase rights are as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2006	2005	2006	2005
Risk-free interest rate	4.75-5.17%	1.25-3.61%	4.75-5.17%	1.25-3.61%
Expected life of option	0.5-2 years	0.5-2 yrs	.5-2 yrs	0.5-2 yrs
Expected dividend yield of stock	0.0%	0.0%	0.0%	0.0%
Expected volatility	.41-.98	.52-.78	.41-.98	.52-.78

Stock Option Activity
A summary of Sangamo’s stock option activity follows:

		Options Outstanding
				Weighted
				Average
	Shares Available		Weighted-Average	Remaining
	for Grant of	Number of	Exercise per	Contractual
	Options	Shares	Share Price	Term
Balance at January 1, 2006	3,256,505	3,874,097	$5.30
Options granted	(157,500)	157,500	$6.74
Options exercised	—	(223,122)	$1.57
Options canceled	141,857	(141,857)	$7.58

Balance at June 30, 2006	3,240,862	3,666,618	$5.50	6.36

Options exercisable at June 30, 2006		2,315,078	$6.00	5.06
There were no shares subject to Sangamo’s right of repurchase as of June 30, 2006. The intrinsic value of options exercised were $ 269,000 and $36,000 for the three months ended June 30, 2006 and 2005 and $1,059,000 and $428,000 for the six months ended June 30, 2006 and 2005, respectively.
The weighted-average estimated fair value per share of options granted during the three months and six months ended June 30, 2006 and 2005 were $5.80 and $2.95, and $5.44 and $3.10, respectively, based upon the assumptions in the Black-Scholes valuation model described above.
The weighted-average estimated fair value per share of employee purchase rights during the three months and six months ended June 30, 2006 and 2005 were $2.23 and $1.16,and $2.17 and $1.24, respectively, based upon the assumptions in the Black-Scholes valuation model described above.
The following table summarizes information with respect to stock options outstanding at June 30, 2006:

	Options Outstanding
		Weighted Average
		Remaining
Range of Exercise Price	Number of Shares	Contractual Life
		(In Years)
$0.05 - $ 0.15	61,583	1.62
$0.17 - $ 0.17	400,000	1.85
$0.23 - $ 3.61	443,976	7.25
$3.78 - $ 4.08	298,261	7.48
$4.11 - $ 4.11	390,000	9.45
$4.15 - $ 5.18	234,865	7.76
$5.19 - $ 5.19	487,733	7.80
$5.36 - $ 7.13	315,500	6.85
$7.49 - $ 7.49	415,000	5.25
$7.57 - $38.00	619,700	5.46

	3,666,618	6.36

At June 30, 2006, the aggregate intrinsic values of the outstanding and exercisable options were $5.8 million and 3.9 million, respectively.
     Sangamo granted 15,000 nonqualified common stock options to consultants during the three months ended June 30, 2005. The Company did not grant any stock option to consultants during three-months and six-months ended June 30, 2006. The Company granted 15,000 and 10,000 nonqualified common stock options to consultants at exercise prices that range from $3.00 to $3.80 per share for services rendered in 2005 and 2004, respectively. Such options are included in the option tables disclosed above. The options generally vest over four years at a rate of 25 percent one year from grant date and one-thirty-sixth per month thereafter and expire ten years after the grant date. Total nonqualified stock-based compensation expense was $5,000 and $85,000 for the three months period ended June 30, 2006 and 2005 and $26,000 and $186,000 for the six months period ended June 30, 2006 and 2005, respectively. The fair value of these options was determined using the Black-Scholes Merton model.
NOTE 2-BASIC AND DILUTED NET LOSS PER SHARE
     Basic and diluted net loss per share have been computed using the weighted-average number of shares of common stock outstanding during the period. Because we are in a net loss position, diluted earnings per share is also calculated using the weighted average number of common shares outstanding and excludes the effects of stock options which are all antidilutive.
NOTE 3-COMPREHENSIVE LOSS
     Comprehensive loss is comprised of net loss and other comprehensive income (loss). Other comprehensive loss includes certain changes in stockholders’ equity that are excluded from net loss, which includes unrealized gains and losses on our available-for-sale securities. Comprehensive loss and its components are as follows (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2006	2005	2006	2005
Net loss	$(3,327)	$(3,380)	$(6,071)	$(6,933)
Changes in unrealized gain (loss) on securities available-for-sale	(18)	5	(29)	63

Comprehensive loss	$(3,345)	$(3,375)	$(6,100)	$(6,870)

NOTE 4-MAJOR CUSTOMERS, PARTNERSHIPS AND STRATEGIC ALLIANCES
Strategic Partnership with Edwards Lifesciences Corporation
     In January 2000, we announced a therapeutic product development collaboration with Edwards Lifesciences Corporation (“Edwards”). Under the agreement, we have licensed to Edwards, on a worldwide, exclusive basis, ZFP Therapeutics for use in the activation of VEGFs and VEGF receptors in ischemic cardiovascular and vascular diseases. Edwards purchased a $5.0 million note that converted, together with accrued interest, into 333,333 shares of common stock at the time of our initial public offering (IPO) at the IPO price. In March 2000, Edwards purchased a $7.5 million convertible note in exchange for a right of first refusal for three years to negotiate a license for additional ZFP Therapeutics in cardiovascular and peripheral vascular diseases. That right of first refusal was not exercised and terminated in March 2003. Together with accrued interest, this note converted into common stock at the time of our initial public offering at the IPO price. Through 2001, we received $2 million in research funding from Edwards and a $1.4 million milestone payment for delivery of a lead ZFP Therapeutic product candidate. In November 2002, Edwards signed an amendment to the original agreement and agreed to provide up to $3.5 million in research and development funding, including $2.95 million for research and development activities performed in 2002 and 2003. The filing of the IND for PAD in 2004, and the achievement of other research-related milestones in 2003, triggered a total of $1.0 million in milestone payments from Edwards in the first quarter of 2004. There were no revenues attributable to milestone achievement and collaborative research and development performed under the Edwards agreements for both the three-month and six-month periods ended June 30, 2006 and 2005.
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
     In the future, Sangamo may receive milestone payments and royalties under this agreement. We have received $2.5 million in milestone payments to date and we could receive up to $27.0 million in additional milestone payments under the agreement if all future milestones are met for the first product developed under the agreement. Any subsequent products developed under the agreement may generate up to $15.0 million in milestone payments each. We would also receive royalties on any sales of products generated under the agreement and these royalty obligations would continue until the expiration of the last-to-expire patent covering products developed under the agreement on a country-by-country basis. Based on currently issued patents, these royalty obligations would last through January 12, 2019. The development of any products is subject to numerous risks and no assurance can be given that any products will successfully be developed under this agreement. See “Risk Factors— Our gene regulation technology is relatively new, and if we are unable to use this technology in all our intended applications, it would limit our revenue opportunities.”
     Under the Sangamo-Edwards agreement, we were responsible for advancing product candidates into preclinical animal testing. Edwards had responsibility for preclinical development, regulatory affairs, clinical development, and the sales and marketing of ZFP Therapeutic products developed under the agreement. Sangamo may receive milestone payments in connection with the development and commercialization of the first product under this agreement and may also receive royalties on product sales. As part of the November 2002 amendment to our original agreement, Edwards also entered into a joint collaboration with us to evaluate ZFP TFs for the regulation of a second therapeutic gene target, phospholamban (PLN), for the treatment of congestive heart failure. Under the amended agreement, Sangamo granted Edwards a right of first refusal to Sangamo’s ZFP TFs for the regulation of PLN. This right of first refusal terminated on June 30, 2004. On August 14, 2003, Edwards and Sangamo entered into a Third Amendment to the original license agreement. Under this amendment, Sangamo received payment for research and development milestones associated with the VEGF and PLN programs.
     There is no assurance that the companies will achieve the development and commercialization milestones anticipated in these agreements. Edwards has the right to terminate the agreement at any time upon 90 days written notice. In the event of termination, we retain all payments previously received as well as the right to develop and commercialize all related products.

Therapeutic Collaboration with LifeScan for Regenerative Medicine
     In September 2004, we announced that we had entered into a research agreement with LifeScan, Inc., a Johnson & Johnson company. The agreement provides LifeScan with our ZFP TFs for use in a program to develop therapeutic cell lines as a potential treatment for diabetes. In December 2004, and again in September 2005, this agreement was expanded to include additional targets important in diabetes. The agreements represented our first collaboration in the field of regenerative medicine. During the three months ended June 30, 2006 and 2005, revenues attributable to collaborative research and development performed under the LifeScan agreements were $150,000 and $55,000, respectively. Revenues for the six-month periods ended June 30, 2006 and 2005 were $300,000 and $110,000, respectively. Related research and development costs and expenses performed under the LifeScan agreements were $24,000 and $19,000 during the three months ended June 30, 2006 and 2005, respectively. Research and development costs and expenses performed under the LifeScan agreements were $32,000 and $37,000 during the six months ended June 30, 2006 and 2005, respectively.
Enabling Technology Collaborations for Pharmaceutical Protein Production
     We have established several research collaborations in this area. In December 2004, we announced a research collaboration agreement with Pfizer Inc to use our ZFP technology to develop enhanced cell lines for protein pharmaceutical production. The scope of this agreement was expanded in January 2006 and provided further research funding from Pfizer to develop additional cell lines for enhanced protein production. Under the terms of the agreement, Pfizer is funding research at Sangamo and Sangamo will provide our proprietary ZFP technology for Pfizer to assess its feasibility for use in mammalian cell-based protein production. We are generating novel cell lines and vector systems for enhanced protein production as well as novel technology for rapid creation of new production cell lines. Revenues attributable to collaborative research and development performed under the Pfizer agreement were $157,000 and $298,000 during the three months ended June 30, 2006 and 2005, respectively. Revenues for the six-month periods ended June 30, 2006 and 2005 were $307,000 and $423,000, respectively. Related research and development costs and expenses performed under the Pfizer agreement were $98,000 and $30,000 during the three months ended June 30, 2006 and 2005, respectively, and $155,000 and $52,000 during the six months ended June 30, 2006 and 2005, respectively.
Plant Agriculture Agreements
     Sangamo scientists and collaborators have shown that ZFP TFs and ZFP nucleases (“ZFNs”) can be used to regulate and modify genes in plants with similar efficacy to that shown in various mammalian cells and organisms. The ability to regulate gene expression with engineered ZFP TFs may lead to the creation of new plants that increase crop yields, lower production costs, are more resistant to herbicides, pesticides, and plant pathogens; and permit the development of branded agricultural products with unique nutritional and processing characteristics. In addition, ZFNs may be used to facilitate the efficient and reproducible generation of transgenic plants. Effective as of October 1, 2005, we entered into a Research License and Commercial Option Agreement with Dow AgroSciences LLC (“DAS”), a wholly owned indirect subsidiary of Dow Chemical Corporation. Under this agreement, we will provide DAS with access to our proprietary ZFP technology and the exclusive right to use our ZFP technology to modify the genomes or alter the nucleic acid or protein expression of plant cells, plants, or plant cell cultures. We will retain rights to use plants or plant-derived products to deliver ZFP TFs or ZFNs into human or animals for diagnostic, therapeutic, or prophylactic purposes.
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
     The Research License and Commercial Option Agreement will terminate automatically if DAS fails to exercise its option for a commercial license by the end of the initial three-year research term. DAS may also terminate the agreement at the end of the second year of the initial research term if the joint committee overseeing the research determines that disappointing research results have made it unlikely that DAS will exercise the option; we are guaranteed to receive $4.0 million in research funding from DAS prior to such a termination. Following DAS’s exercise of the option and payment of the exercise fee, DAS may terminate the agreement at any time. In addition, each party may terminate the agreement upon an uncured material breach of the other party. In the event of any termination of the agreement, all rights to use our ZFP technology will revert to us, and DAS will no longer be permitted to practice our ZFP technology or to develop or, except in limited circumstances, commercialize any products derived from our ZFP technology. Revenues related to the research license under the DAS agreement are being recognized ratably over the initial three-year research term of the agreement and were $625,000 during the three months ended June 30, 2006 and $1.3 million during the six months ended June 30, 2006. Revenues attributable to collaborative research and development performed under the DAS agreement were $500,000 during the three months ended June 30, 2006 and $1.5 million during the six months ended June 30, 2006. Related costs and expenses incurred under the DAS agreement were $500,000 during the three months ended June 30, 2006 and $1.4 million during the six months ended June 30, 2006.
NOTE 5-STOCKHOLDERS’ EQUITY
     In June 2006, in an underwritten public offering and pursuant to an effective registration statement, we sold 3,100,000 shares of common stock at a public offering price of $6.75 per share, resulting in net proceeds of approximately $20.15 million after deducting underwriter’s discount.
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
Overview
     We were incorporated in June 1995. From our inception through June 30, 2006, our activities related primarily to establishing and operating a biotechnology research and development organization and developing relationships with our corporate collaborators. Our scientific and business development endeavors currently focus on the engineering of novel zinc finger DNA binding proteins (ZFPs) for the regulation and modification of genes. We have incurred net losses since inception and expect to incur losses in the future as we continue our research and development activities. To date, we have funded our operations primarily through the issuance of equity securities, borrowings, payments from federal government research grants and from corporate collaborators and strategic partners. As of June 30, 2006, we had an accumulated deficit of $116.5 million.
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
     Research and development expenses consist primarily of salaries and related personnel expenses, including stock-based compensation, laboratory supplies, allocated facilities costs, subcontracted research expenses, trademark registration and technology licenses. Research and development costs incurred in connection with collaborator-funded activities are expensed as incurred. We believe that continued investment in research and development is critical to attaining our strategic objectives. We expect these expenses will increase significantly as we increase our focus on development of ZFP Therapeutics. The Company is also developing ZFNs for therapeutic gene correction and therapeutic gene modification as a treatment for certain monogenic and infectious diseases. Additionally, in order to develop ZFP TFs and ZFNs as commercially relevant therapeutics, we expect to expend additional resources for expertise in the manufacturing, regulatory affairs and clinical research aspects of biotherapeutic development.
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
Critical Accounting Estimates
     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Such estimates are described in Note 1, Basis of Presentation and Summary of Significant Accounting Policies to the Unaudited Notes to Condensed Financial Statements. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form our basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources, and evaluates our estimates on an ongoing basis. Actual results could differ from those estimates under different assumptions or conditions. Sangamo believes the following critical accounting policies have significant effect in the preparation of our consolidated financial statements.
Revenue Recognition
     In accordance with Staff Accounting Bulletin No. 104, “Revenue Recognition,” revenue from research activities made under strategic partnering collaborations is recognized as the services are provided when there is persuasive evidence that an arrangement exists, delivery has occurred, the price is fixed or determinable, and collectibility is reasonably assured. Amounts received under such agreements are deferred until the above criteria are met and the research services are performed. Sangamo’s federal government research grants are typically multi-year agreements and provide for the reimbursement of qualified expenses for research and development as defined under the terms of the grant agreement. Revenue under grant agreements is recognized when the related research expenses are incurred. Grant reimbursements are typically received on a quarterly basis and are subject to the issuing agency’s right of audit.
     Sangamo recognizes revenue from its Therapeutic and Enabling Technology collaborations when ZFP-based products are delivered to the collaborators, persuasive evidence of an agreement exists, there are no unfulfilled obligations, the price is fixed and determinable, and collectibility is reasonably assured. Generally, Sangamo receives partial payments from these collaborations prior to the delivery of ZFP-based products and the recognition of these revenues is deferred until the ZFP-based products are delivered, the risk of ownership has passed to the collaborator and all performance obligations have been satisfied. Upfront or signature payments received upon the signing of an Enabling Technology agreement are generally recognized ratably over the applicable period of the agreement, which currently ranges between 12 and 15 months, or as ZFP-based products are delivered.
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

Stock-Based Compensation
Prior to January 1, 2006, we accounted for our stock-based employee compensation arrangements under the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB No. 25), as allowed by SFAS No. 123, Accounting for Stock-based Compensation (SFAS No. 123), as amended by SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure (SFAS No. 148). As a result, no expense was recognized for options to purchase our common stock that were granted with an exercise price equal to fair market value at the date of grant and no expense was recognized in connection with purchases under our employee stock purchase plan for the years ended December 31, 2005 or 2004. In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123 (revised 2004) Share-Based Payment (SFAS No. 123R), which replaces SFAS No. 123 and supersedes APB No. 25. SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values beginning with the first interim or annual period after June 15, 2005. Subsequent to the effective date, the pro forma disclosures previously permitted under SFAS No. 123 are no longer an alternative to financial statement recognition. Effective January 1, 2006, we have adopted SFAS No. 123R using the modified prospective method. Under this method, compensation cost recognized during the three-month and six-months period ended June 30, 2006, includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of December 31, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123 amortized on an accelerated basis over the options’ vesting period, and (b) compensation cost for all share-based payments granted subsequent to December 31, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123R amortized on a straight-line basis over the options’ vesting period. Results for prior periods have not been restated. As a result of adopting SFAS No. 123R on January 1, 2006, our net loss is greater by $494,000 and $924,000 for the three-month and six month periods ended June 30, 2006, respectively, than had we continued to account for stock-based employee compensation under APB No. 25. Net loss per share for the three-month and six month periods ended June 30, 2006 is $0.02 and $0.03 greater, respectively, than if we has continued to account for stock-based compensation under APB No. 25. The adoption of SFAS No. 123R had no impact on cash flows from operations or financing.
As of June 30, 2006, total compensation cost related to nonvested stock options to be recognized in future periods was $3.47 million, which is expected to be expensed over a weighted average period of 48 months.
RESULTS OF OPERATIONS
Three and six months ended June 30, 2006 and 2005
Revenues

	Three months ended June 30,				Six months ended June 30,
	(in thousands, except percentage values)				(in thousands, except percentage values)
	2006	2005	Change	%	2006	2005	Change	%
Revenues:
Collaboration agreements	$1,431	$353	$1,078	305%	$3,304	$533	$2,771	520%
Federal government research grants	346	65	281	432%	609	141	468	332%

Total revenues	$1,777	$418	$1,359	325%	$3,913	$674	$3,239	481%

     We are increasing the emphasis of our research and development activities on ZFP Therapeutics and are moving away from our historic emphasis on Enabling Technology agreements. Over the next several years, this change in resource allocation will reduce our revenues.
     Total revenues increased to $1.8 million for the three months ended June 30, 2006 from $418,000 in the corresponding period in 2005. The increase for the three months ended June 30, 2006 was principally due to revenues in connection with our Research License and Commercial Option Agreement with Dow AgroSciences LLC (“DAS”), a wholly owned indirect subsidiary of Dow Chemical Corporation, of $1.1 million, which we entered in October 2005. The increase in revenues related to federal government research grants of $281,000 was due to increased revenues in connection with our Advanced Technical Program federal government research grant with the National Institute of Standards and Technologies of $180,000 and other federal government research grants of $100,000. Total revenues increased to $3.3 million for the six months ended June 30, 2006 from $533,000 in the corresponding period in 2005. The increase for the six months ended June 30, 2006 was principally due to revenues in connection with our Research

License and Commercial Option Agreement with DAS of $2.7 million. The increase in revenues related to federal government research grants of $468,000 was due to increased revenues in connection with our Advanced Technical Program federal government research grant with the National Institute of Standards and Technologies of $360,000 and other federal government research grants of approximately $100,000. We anticipate continued revenues from collaboration agreements through the end of 2007, and we have applied for, and plan to continue to apply for, federal government research grants in the future to support the development of applications of our technology platform. Although we have negotiated collaboration agreements and received federal government research grants in the past, we cannot assure you that these efforts will be successful in the future.

Operating Expenses

	Three months ended June 30,				Six months ended June 30,
	(in thousands, except percentage values)				(in thousands, except percentage values)
	2006	2005	Change	%	2006	2005	Change	%
Operating Expenses:
Research and development	$4,028	$2,624	$1,404	54%	$7,617	$5,221	$2,396	46%
General and administrative	1,821	1,250	571	46%	3,576	2,489	1,087	44%

Total expenses	$5,849	$3,874	$1,975	51%	$11,193	$7,710	$3,483	45%

Research and development
     Over the past three fiscal years, research and development expenses have consisted primarily of salaries and related personnel expenses including stock-based compensation as well as laboratory supplies, allocated facilities costs, subcontracted research expenses, trademark registration and technology licenses. We expect to continue to devote substantial resources to research and development in the future and expect research and development expenses to increase in the next several years if we are successful in advancing our ZFP Therapeutic product candidates into clinical trials. To the extent we collaborate with others with respect to clinical trials, increases in research and development expenses may be reduced or avoided.
     Research and development expenses for the second quarter of 2006 increased to $4.0 million compared to $2.6 million for the second quarter of 2005. The increase in research and development expenses for the three months ended June 30, 2006 was primarily attributable to increased external development expenses of $734,000, primarily associated with our diabetic neuropathy program, increased personnel and lab supply expenses of $287,000 and $286,000, respectively, due to increased headcount and recognition of $310,000 in stock-based employee compensation expense due to adoption of SFAS No. 123R. These increases were partially offset by decreased expenses of $108,000 associated with Pre-clinical efficacy expense as the company completed the pre-clinical research during the second quarter of 2006, Research and development expenses for the first six months of 2006 increased to $7.6 million compared to $5.2 million for the corresponding period of 2005. The increase in research and development expenses for the six months ended June 30, 2006 was primarily attributable to increased external development expenses of $1.0 million primarily associated with our diabetic neuropathy program, increased personnel and lab supply expenses of $515,000 and $444,000, respectively, due to increased headcount and recognition of $627,000 in stock-based employee compensation expense due to adoption of SFAS No. 123R. These increases were partially offset by decreased expenses of $100,000 facility overhead expense and $25,000 associated with Pre-clinical efficacy expenses
General and administrative
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
     General and administrative expenses were $1.8 million in the three months ended June 30, 2006, as compared to $1.3 million during the corresponding period in 2005. This increase is primarily related to increased professional service-related expenses of $322,000 and $184,000 related to recognition of stock-based employee compensation expense due to adoption of SFAS No. 123R. General and administrative expenses were $3.6 million in the six months ended June 30, 2006, as compared to $2.5 million during the corresponding period in 2005. This increase is primarily related to increased professional service-related expenses of $674,000 and $297,000 related to recognition of stock-based employee compensation expense due to adoption of SFAS No. 123R.
Interest income, net

	Three months ended June 30,				Six months ended June 30,
	(in thousands, except percentage values)				(in thousands, except percentage values)
	2006	2005	Change	%	2006	2005	Change	%
Interest and other income, net	$745	$76	$669	880%	$1,208	$103	$1,105	1,073%
     Interest and other income, net, increased to $745,000 for the three months ended June 30, 2006 from $76,000 in the corresponding period in 2005. The increase was primarily related to higher interest income of $391,000 related to higher average investment balances during the quarter ended June 30, 2006. In addition, a foreign currency translation gain of $142,000 was recorded during the quarter ended June 30, 2006 versus a foreign currency translation loss of $135,000 during the corresponding quarter in 2005. Interest and other income, net, increased to $1.2 million for the six months ended June 30, 2006 from $103,000 in the corresponding period in 2005. The increase was primarily related to higher interest income of $634,000 related to higher average investment balances during the six months ended June 30, 2006. In addition, a foreign currency translation gain of $175,000 was recorded during the six months ended June 30, 2006 versus a foreign currency translation loss of $221,000 during the corresponding quarter in 2005.
Liquidity and Capital Resources
Since inception, we have financed our operations primarily through the sale of equity securities, payments from corporate collaborators, federal government research grants and financing activities such as a bank line of credit. As of June 30, 2006, we had cash, cash equivalents, investments and interest receivable totaling $59.3 million. Net cash used for operating activities was $8.2 million for the six months ended June 30, 2006. Net cash used consisted primarily of the net loss for the six-month period of $6.1 million and a net change of $3.1 million in operating assets and liabilities. This was partially offset by stock-based compensation charges of $950,000 and depreciation and amortization of $92,000. Net cash used for operating activities was $7.3 million for the six months ended June 30, 2005. Net cash used consisted primarily of the net loss for the three-month period of $6.9 million and a net change of $976,000 in operating assets and liabilities. This was partially offset by amortization of premium / discount on investment of $191,000, stock-based compensation charges of $186,000, depreciation and amortization of $149,000 and realized losses on investments of $41,000.
     Net cash used in investing activities was $1.9 million for the six months ended June 30, 2006 and was primarily comprised of cash used to purchase investments and fixed assets of $16.0 million and $136,000, respectively, partially offset by cash proceeds associated with maturities of investments of $14.2 million. Net cash provided by investing activities was $6.2 million for the six months ended June 30, 2005 and was primarily comprised of proceeds associated with maturities of investments and fixed assets $15.2 million and $181,000, respectively, partially offset by cash used to purchase investments of $8.9 million.
     Net cash provided by financing activities for the six-month period ended June 30, 2006 was $20.5 million. In June 2006, in an underwritten public offering and pursuant to an effective registration statement, we sold 3,100,000 shares of common stock at a public offering price of $6.75 per share, resulting in net proceeds of approximately $20.15 million after deducting underwriter’s discount. All other cash provided by financing activities for the first six months of 2006 and 2005 was solely related to proceeds from issuance of common stock related to stock options exercises.
     While we expect our rate of cash usage to increase in the future, in particular, in support of our product development endeavors, we believe that the available cash resources, funds received from corporate collaborators, strategic partners and federal government research grants will be sufficient to finance our operations through 2008. We may need to raise additional capital to fund our ZFP Therapeutic development activities. Additional capital may not be available in terms acceptable to us, or at all. If adequate funds are not available, our business and our ability to develop our technology and our ZFP Therapeutic products would be harmed.
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

Our market risks at June 30, 2006 have not changed materially from those discussed in Item 7A of our Form 10-K for the year ended December 31, 2005 on file with the Securities and Exchange Commission.
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
We may be unable to license gene transfer technologies that we may need to commercialize our ZFP TF technology. In order to regulate a gene in a cell, the ZFP TF or ZFN must be efficiently delivered to the cell. We have licensed certain gene transfer technologies for use with our Enabling Technologies, which are ZFP TFs and ZFNs used in pharmaceutical discovery research and protein production. We are evaluating these systems and other technologies, which may need to be used in the delivery of ZFP TFs or ZFNs into cells for in vitro and in vivo applications, including ZFP Therapeutics. However, we may not be able to license the gene transfer technologies required to develop and commercialize our ZFP Therapeutics. We have not developed our own gene transfer technologies, and we rely on our ability to enter into license agreements to provide us with rights to the necessary gene transfer technology. The inability to obtain a license to use gene transfer technologies with entities which own such technology on reasonable commercial terms, if at all, could delay or prevent the preclinical evaluation, clinical testing, and/or commercialization of our therapeutic product candidates.
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
We anticipate continuing to incur operating losses for the next several years. If material losses continue for a significant period, we may be unable to continue our operations. We have generated operating losses since we began operations in 1995. The extent of our future losses and the timing of profitability are uncertain, and we expect to incur losses for the foreseeable future. We have been engaged in developing our ZFP TF technology since inception, which has and will continue to require significant research and development expenditures. In November 2005, we announced that we had completed a registered direct offering to institutional and strategic investors for a total of 5,080,000 shares of common stock at a price of $3.85 per share to the investors, resulting in net proceeds to Sangamo of approximately $18.2 million. In June 2006, in an underwritten public offering and pursuant to an effective registration statement, we sold 3,100,000 shares of common stock at a public offering price of $6.75 per share, resulting in net proceeds of approximately $20.15 million after deducting underwriter’s discount. To date, we have generated all other revenue from Enabling Technology collaborations, strategic partnering agreements, and federal government research grants. As of June 30, 2006, we had an accumulated deficit of approximately $116.5 million. We expect to incur losses for the foreseeable future. These losses will increase as we expand and extend our research and development activities into human therapeutic product development. If the time required to generate significant product revenues and achieve profitability is longer than we currently anticipate, we may not be able to sustain our operations.
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
Our stock price has been volatile and may continue to be volatile, which could result in substantial losses for investors. During the quarter ended June 30, 2006, our stock price ranged from a low of $4.10 to high of $7.73. During the past two years, our common stock price has fluctuated significantly, ranging from a low of $3.46 to a high of $7.73 during the year ended December 31, 2005, and a low of $3.00 to a high of $8.02 during the year ended December 31, 2004. Volatility in our common stock could cause stockholders to incur substantial losses. An active public market for our common stock may not be sustained, and the market price of our common stock may continue to be highly volatile. The market price of our common stock has fluctuated significantly in response to the following factors, some of which are beyond our control:
•	announcements by us or our partners providing updates on the progress or development status of ZFP Therapeutics;

•	changes in market valuations of similar companies;

•	deviations in our results of operations from the guidance given by us or estimates of securities analysts;

•	announcements by us or our competitors of new or enhanced products, technologies or services or significant contracts, acquisitions, strategic relationships, joint ventures or capital commitments;

•	regulatory developments;

•	additions or departures of key personnel;

•	future sales of our common stock or other securities by the company, management or directors, liquidation of institutional funds that comprised large holdings of Sangamo stock;

•	decreases in our cash balances; and

•	general stock market trends.
Our common stock is thinly traded, which means large transactions in our common stock may be difficult to conduct in a short time frame. We have a low volume of daily trades in our common stock on the Nasdaq National Market. For example, the average daily trading volume in our common stock on the Nasdaq National Market over the ten-day trading period prior to August 1, 2006 was approximately 133,000 shares per day. Any large transactions in our common stock may be difficult to conduct and may cause significant fluctuations in the price of our common stock.
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
Insiders have substantial control over Sangamo and could delay or prevent a change in corporate control. The interest of management could conflict with the interest of our other stockholders. Our executive officers and directors beneficially own, in the aggregate, approximately 18% of our outstanding common stock. As a result, these stockholders, if they choose to act together, will be able to have a material impact on all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This could have the effect of delaying or preventing a change of control of Sangamo, which in turn could reduce the market price of our stock.
Accounting pronouncements may affect our future financial position and results of operations On January 1, 2006, we adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (or “FAS 123R”). As a result, we have included employee stock-based compensation costs in our results of operations for the quarter and six months ended June 30, 2006, as discussed in Note 2, “Employee Stock-Based Compensation,” in the Notes to Condensed Consolidated Financial Statements of Part I, Item I of this Form 10-Q. Our adoption of FAS 123R is expected to result in compensation expense that will increase basic and diluted net loss per share by approximately $0.08 per share for 2006. However, our estimate of future employee stock-based compensation expense is affected by our stock price, the number of stock-based awards our board of directors may grant in 2006, as well as a number of complex and subjective valuation assumptions. These valuation assumptions include, but are not limited to, the volatility of our stock price and employee stock option exercise behaviors.
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
     In November 2005, we completed a registered direct offering to institutional and strategic investors for a total of 5,080,000 shares of common stock at a price of $3.85 per share to the investors, resulting in net proceeds to Sangamo of approximately $18.2 million.
     In June 2006, in an underwritten public offering and pursuant to an effective registration statement, we sold 3,100,000 shares of common stock at a public offering price of $6.75 per share, resulting in net proceeds of approximately $20.15 million after deducting underwriter’s discount.
     From the time of receipt through June 30, 2006, Sangamo has used the net proceeds from its initial public offering, registered direct offering and underwritten public offering of common stock to invest in short-term and long-term, interest bearing, investment-grade securities and has used its existing cash balances to fund general operations. The proceeds are being used for general corporate purposes, including working capital and product development. A portion of the net proceeds will also be used to acquire or invest in complementary businesses or products or to obtain the right to use complementary technologies. Sangamo has no agreements or commitments with respect to any such acquisition and is not currently engaged in any material negotiations with respect to any such transaction.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
The annual meeting of shareholders was held on June 7, 2006. Two matters were voted on and each was approved. The results are as follows:
PROPOSAL I
The following directors were elected at the meeting to serve until our annual meeting following the end of fiscal year 2006 or until their successors are duly elected and qualified:

NOMINEE	VOTES FOR	VOTES WITHHELD
Edward O. Lanphier, II	27,350,816	110,133

William G. Gerber, M.D.	27,397,785	63,164

John W. Larson	25,317,245	2,143,704

Margaret A. Liu, M.D.	27,396,935	64,014

Steven J. Mento, Ph.D.	27,391,485	69,464

H. Ward Wolff	27,398,935	62,014

Michael C. Wood	27,198,067	262,882
PROPOSAL II

The proposal to ratify the selection of Ernst & Young LLP as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2006 was approved.

FOR	AGAINST	ABSTAINED	NON VOTES
27,331,648	90,083	39,218	0
ITEM 6. EXHIBITS
     (a) Exhibits:
31.1	Form of Rule 13a – 14(a) Certification

31.2	Form of Rule 13a – 14(a) Certification

32.1	Certification Pursuant to 18 U.S.C. Section 1350.

SIGNATURES
     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SANGAMO BIOSCIENCES, INC. Dated: August 4, 2006
/s/ Greg S. Zante

Greg S. Zante
Senior Director, Finance and Administration
(Principal Financial and Accounting Officer)