Form 10-Q
period 2006-09-30
SANGAMO BIOSCIENCES INC
filed 2006-11-08
CIK 1001233

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006
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
Yes ☐    No ☑
As of November 1, 2006, 33,939,552 shares of the issuer’s common stock, par value $0.01 per share, were outstanding.

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

PART 1. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
SANGAMO BIOSCIENCES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	September 30,	December 31,
	2006	2005 (1)
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$16,117	$18,507
Marketable securities	40,763	28,449
Interest receivable	110	218
Accounts receivable	273	971
Prepaid expenses	504	317

Total current assets	57,767	48,462
Property and equipment, net	483	472
Other assets	49	49

Total assets	$58,299	$48,983

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued liabilities	$1,156	$1,534
Accrued compensation and employee benefits	835	933
Deferred revenue	2,873	4,327

Total current liabilities	4,864	6,794
Deferred revenue, non-current portion	2,500	4,375

Total liabilities	7,364	11,169

Stockholders’ equity:
Common stock, $0.01 par value; 80,000,000 shares authorized, 33,938,913 and 30,570,912 shares issued and outstanding at September 30, 2006 and December 31, 2005, respectively	34	31
Additional paid-in capital	170,118	148,131
Accumulated deficit	(119,324)	(110,408)
Accumulated other comprehensive income	107	60

Total stockholders’ equity	50,935	37,814

Total liabilities and stockholders’ equity	$58,299	$48,983

(1)	Amounts derived from Audited Consolidated Financial Statements dated December 31, 2005 filed as a part of our 2005 Form 10-K.
See accompanying notes.

SANGAMO BIOSCIENCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2006	2005	2006	2005
Revenues:
Collaboration agreements	$1,431	$357	$4,735	$890
Federal government research grants	348	55	957	197

Total revenues	1,779	412	5,692	1,087
Operating expenses:
Research and development	3,853	2,988	11,470	8,210
General and administrative	1,569	1,216	5,145	3,705

Total operating expenses	5,422	4,204	16,615	11,915

Loss from operations	(3,643)	(3,792)	(10,923)	(10,828)
Interest and other income, net	798	125	2,007	228

Net loss	$(2,845)	$(3,667)	$(8,916)	$(10,600)

Basic and diluted net loss per share	$(0.08)	$(0.14)	$(0.28)	$(0.42)

Shares used in computing basic and diluted net loss per share	33,939	25,430	31,960	25,386

See accompanying notes.

SANGAMO BIOSCIENCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine months ended
	September 30,
	2006	2005
Operating Activities:
Net loss	$(8,916)	$(10,600)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	126	215
Amortization of (premium) / discount on investments	(399)	201
Realized loss on investments	47	41
Stock-based compensation	1,519	290
Changes in operating assets and liabilities:
Interest receivable	108	161
Accounts receivable	698	478
Prepaid expenses and other assets	(187)	(218)
Accounts payable and accrued liabilities	(378)	1
Accrued compensation and employee benefits	(98)	(9)
Deferred revenue	(3,329)	(135)

Net cash used in operating activities	(10,809)	(9,575)
Investing Activities:
Purchases of investments	(39,643)	(12,080)
Maturities of investments	27,728	23,446
Purchases of property and equipment	(137)	(207)

Net cash (used in) / provided by investing activities	(12,052)	11,159
Financing Activities:
Proceeds from issuance of common stock	20,471	317

Net cash provided by financing activities	20,471	317
Net (decrease) / increase in cash and cash equivalents	(2,390)	1,901
Cash and cash equivalents, beginning of period	18,507	8,626

Cash and cash equivalents, end of period	$16,117	$10,527

See accompanying notes.

SANGAMO BIOSCIENCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) September 30, 2006
NOTE 1-BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
BASIS OF PRESENTATION
     The accompanying unaudited condensed consolidated financial statements of Sangamo Biosciences, Inc. (“we”, “Sangamo” or the “Company”) have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The condensed consolidated financial statements include the accounts of Sangamo and its wholly-owned subsidiary, Gendaq Limited, after elimination of all material intercompany balances and transactions. Operating results for the nine months ended September 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. These financial statements should be read in conjunction with the financial statements and footnotes thereto for the year ended December 31, 2005, included in Sangamo’s Form 10-K as filed with the SEC.
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
STOCK-BASED COMPENSATION
     Prior to January 1, 2006, the Company accounted for our stock-based employee compensation arrangements under the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB No. 25), as allowed by SFAS No. 123, Accounting for Stock-based Compensation (SFAS No. 123), as amended by SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure (SFAS No. 148). As a result, no expense was recognized for options to purchase our common stock that were granted with an exercise price equal to fair market value at the date of grant and no expense was recognized in connection with purchases under our employee stock purchase plan for the years ended December 31, 2005 or 2004. In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123 (revised 2004) Share-Based Payment (SFAS No. 123R), which replaces SFAS No. 123 and supersedes APB No. 25. SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values beginning with the first interim or annual period after June 15, 2005. Subsequent to the effective date, the pro forma disclosures previously permitted under SFAS No. 123 are no longer an alternative to financial statement recognition. Effective January 1, 2006, the Company has adopted SFAS No. 123R using the modified prospective method. Under this method, compensation cost recognized includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of December 31, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123 amortized on an accelerated basis over the options’ vesting period, and (b) compensation cost for all share-based payments granted subsequent to December 31, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123R amortized on a straight-line basis over the options’ vesting period. Results for prior periods have not been restated. As a result of adopting SFAS No. 123R on January 1, 2006, the net loss is greater by $ 565,000 and $1.5 million for the three-month period and nine-month period ended September 30, 2006, respectively than had the Company continued to account for stock-based employee compensation under APB No. 25. Basic and diluted net loss per share for the three-month period and nine-month period ended September 30, 2006 are $0.02 and $0.05 greater, respectively, than if the Company had continued to account for stock-based compensation under APB No. 25. The adoption of SFAS No. 123R had no impact on cash flows from operations or financing.
Stock Option Plan
Sangamo’s 2004 Stock Option Plan (the “2004 Option Plan”), which supersedes the 2000 Stock Option Plan, provides for the issuance of common stock and grants of options for common stock to employees, officers, directors and consultants. The exercise price per share will be no less than 85 percent of the fair value per share of common stock on the option grant date, and the option term will not exceed ten years. If the person to whom the option is granted is a 10 percent stockholder, and the option granted qualifies as an Incentive Stock Option Grant, then the exercise price per share will not be less than 110 percent of the fair value per share of common stock on the option grant date, and the option term will not exceed five years. Options granted under the 2004 Option Plan generally vest over four years at a rate of 25 percent one year from the grant date and one thirty-sixth per month thereafter and expire ten years after the grant, or earlier upon employment termination. Options granted pursuant to the 2004 Option Plan may be exercised prior to vesting, with the related shares subject to Sangamo’s right to repurchase the shares that have not vested at the issue price if the option holder terminates employment. The right of repurchases lapses over the original option vesting period, as described above. A total of 6.5 million shares are reserved for issuance pursuant to the 2004 Option Plan. The number of shares authorized for issuance automatically increases on the first trading day of the fiscal year by an amount equal to 3.0 percent of the total number of shares of our common stock outstanding on the last trading day of the preceding fiscal year.
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
As of September 30, 2006, total shares reserved for future awards under all plans were 8,338,121.
Adoption of FAS 123R
Employee stock-based compensation expense recognized in 2006 was calculated based on awards ultimately expected to vest and has been reduced for estimated forfeitures. FAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. A forfeiture rate of 10% is applied to the stock-based compensation expense, determined through historical experience of employee stock option exercises. The following table shows total stock-based employee compensation expense (see above for types of stock-based employee arrangements) included in the condensed consolidated statement of operations for the three-month and nine-month periods ended September 30, 2006 (in thousands):

	Three months ended	Nine months ended
	September 30, 2006	September 30, 2006
Costs and expenses:
Research and development	$247	$874
General and administrative	318	615

Total stock-based compensation expense	$565	$1,489

There was no capitalized stock-based employee compensation cost as of September 30, 2006. There were no recognized tax benefits during the nine months ended September 30, 2006.
As of September 30, 2006, total compensation cost related to nonvested stock options to be recognized in future periods was $2.86 million, which is expected to be expensed over a weighted average period of 48 months.
Pro Forma Information for Period Prior to Adoption of FAS 123R
The following table illustrates the effect on net loss and net loss per share had we applied the fair value recognition provisions of SFAS No. 123 to account for our employee stock option and employee stock purchase plans for the three-month and nine-month period ended September 30, 2005 because stock-based employee compensation was not accounted for using the fair value recognition method during that period. For purposes of pro forma disclosure, the estimated fair value of the stock awards, as prescribed by SFAS No. 123, is amortized to expense over the vesting period of such awards (in thousands, except per share data).

	Three months ended	Nine months ended
	September 30, 2005(1)	September 30, 2005(1)
Net loss, as reported	$(3,667)	$(10,600)
Deduct: Total stock-based employee compensation expense determined under fair value method	(620)	(1,834)

Pro forma net loss	$(4,287)	$(12,434)

Basic and diluted net loss per share:
As reported	$(0.14)	$(0.42)

Pro forma	$(0.17)	$(0.49)

(1)	During the preparation of footnotes to the condensed consolidated financial statements for our quarterly filings during fiscal year 2006, we determined that the calculation of our net loss — pro forma reported under SFAS No. 123 for fiscal year 2005, as reported in that year, did not appropriately reflect the effect of SFAS No. 123 for certain options granted prior to January 1, 2006. Accordingly, the amount of net loss — pro forma reported under SFAS No. 123 for the first quarter of fiscal 2005 presented in the table above has been revised, resulting in an increase in the previously reported amount of pro forma net loss of $527,000 or $0.02 per basic and diluted share for three-months period ended September 30, 2005 and $1,264,000 or $0.05 per basic and diluted share for nine-months period ended September 30, 2005, respectively. This revision had no effect on our previously reported condensed consolidated results of operations or financial condition.
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
The weighted–average assumptions used for estimating the fair value of the employee stock options are as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2006	2005	2006	2005
Risk-free interest rate	4.8%	4.5%	4.8-5.1%	3.7-4.5%
Expected life of option	6.25 years	5.0 years	6.25 years	5.0 years
Expected dividend yield of stock	0.0%	0.0%	0.0%	0.0%
Expected volatility	0.95	1.00	0.91-0.97	1.10
The weighted–average assumptions used for estimating the fair value of the employees’ purchase rights are as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2006	2005	2006	2005
Risk-free interest rate	5.1-5.2%	1.3-3.6%	4.8-5.2%	1.3-3.6%
Expected life of option	0.5-2 years	0.5-2 yrs	0.5-2 yrs	0.5-2 yrs
Expected dividend yield of stock	0.0%	0.0%	0.0%	0.0%
Expected volatility	0.50-0.98	0.52-0.78	0.41-0.98	0.52-0.78

Stock Option Activity
A summary of Sangamo’s stock option activity follows:

	Options Outstanding
				Weighted
				Average
	Shares Available		Weighted-Average	Remaining
	for Grant of	Number of	Exercise per	Contractual
	Options	Shares	Share Price	Term
Balance at January 1, 2006	3,256,505	3,874,097	$5.30
Options granted	(181,000)	181,000	$6.49
Options exercised	—	(223,442)	$1.57
Options canceled	228,814	(228,814)	$7.45

Balance at September 30, 2006	3,304,319	3,602,841	$5.46	6.17

Options exercisable at September 30, 2006		2,328,264	$5.90	4.93
There were no shares subject to Sangamo’s right of repurchase as of September 30, 2006. The intrinsic value of options exercised were $400 and $83,000 for the three months ended September 30, 2006 and 2005 and $1,063,000 and $512,000 for the nine months ended September 30, 2006 and 2005, respectively.
The weighted-average estimated fair value per share of options granted during the three months and nine months ended September 30, 2006 and 2005 were $3.81 and $3.65, and $5.23 and $3.15, respectively, based upon the assumptions in the Black-Scholes valuation model described above.
The weighted-average estimated fair value per share of employee purchase rights during the three months and nine months ended September 30, 2006 and 2005 were $1.11 and $1.63,and $1.66 and $1.67, respectively, based upon the assumptions in the Black-Scholes valuation model described above.
The following table summarizes information with respect to stock options outstanding at September 30, 2006:

	Options Outstanding
		Weighted Average
		Remaining
Range of Exercise Price	Number of Shares	Contractual Life
		(In Years)
$0.05 - $0.15	61,583	1.37
$0.17 - $0.17	400,000	1.60
$0.23 - $3.61	433,758	7.01
$3.78 - $4.08	298,126	7.23
$4.11 - $4.11	390,000	9.20
$4.15 - $5.18	254,657	7.69
$5.19 - $5.19	487,267	7.55
$5.30 - $7.13	252,750	7.21
$7.49 - $7.49	415,000	4.99
$7.57 - $38.00	609,700	5.22

	3,602,841	6.17

At September 30, 2006, the aggregate intrinsic values of the outstanding and exercisable options were $4.3 million and $3.2 million, respectively.
     Sangamo granted 10,000 nonqualified common stock options to consultants during the three months and nine months ended September 30, 2006. The Company did not grant any stock option to consultants during three-months ended September 30, 2005 and granted 15,000 nonqualified stock options for the nine months ended September 2005. Such options are included in the option tables disclosed above. The options generally vest over four years at a rate of 25 percent one year from grant date and one-thirty-sixth per month thereafter and expire ten years after the grant date. Total nonqualified stock-based compensation expense was $4,000 and $107,000 for the three months period ended September 30, 2006 and 2005 and $30,000 and $290,000 for the nine months period ended September 30, 2006 and 2005, respectively. The fair value of these options was determined using the Black-Scholes Merton model.

RECENT ACCOUNTING PRONOUNCEMENT
In September 2006 the FASB issued FASB Statement No. 157, Fair Value Measurements, or SFAS 157. The standard provides guidance for using fair value to measure assets and liabilities. The standard also responds to investors’ requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. The standard applies whenever other standards require or permit assets or liabilities to be measured at fair value. The standard does not expand the use of fair value in any new circumstances. SFAS 157 must be adopted prospectively as of the beginning of the year it is initially applied. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We are still evaluating what impact, if any; the adoption of this standard will have on our financial position or results of operations.
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
NOTE 3-COMPREHENSIVE LOSS
     Comprehensive loss is comprised of net loss and other comprehensive income (loss). Other comprehensive income (loss) includes certain changes in stockholders’ equity that are excluded from net loss, which includes unrealized gains and losses on our available-for-sale securities. Comprehensive loss and its components are as follows (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2006	2005	2006	2005
Net loss	$(2,845)	$(3,667)	$(8,916)	$(10,600)
Changes in unrealized gain on securities available-for-sale	76	—	47	63

Comprehensive loss	$(2,769)	$(3,667)	$(8,869)	$(10,537)

NOTE 4-MAJOR CUSTOMERS, PARTNERSHIPS AND STRATEGIC ALLIANCES
Strategic Partnership with Edwards Lifesciences Corporation
     In January 2000, we announced a therapeutic product development collaboration with Edwards Lifesciences Corporation (“Edwards”). Under the agreement, we have licensed to Edwards, on a worldwide, exclusive basis, ZFP Therapeutics for use in the activation of VEGFs and VEGF receptors in ischemic cardiovascular and vascular disease. Edwards purchased a $5.0 million note that converted, together with accrued interest, into 333,333 shares of common stock at the time of our initial public offering (IPO) at the IPO price. In March 2000, Edwards purchased a $7.5 million convertible note in exchange for a right of first refusal for three years to negotiate a license for additional ZFP Therapeutics in cardiovascular and peripheral vascular diseases. That right of first refusal was not exercised and terminated in March 2003. Together with accrued interest, this note converted into common stock at the time of our initial public offering at the IPO price. Through 2001, we received $2.0 million in research funding from Edwards and a $1.4 million milestone payment for delivery of a lead ZFP Therapeutic product candidate. In November 2002, Edwards signed an amendment to the original agreement and agreed to provide up to $3.5 million in research and development funding, including $2.95 million for research and development activities performed in 2002 and 2003. The filing of the IND for PAD in 2004, and the achievement of other research-related milestones in 2003, triggered a total of $1.0 million in milestone payments from Edwards in the first quarter of 2004. There were no revenues attributable to milestone achievement and collaborative research and development performed under the Edwards agreements for both the three-month and nine-month periods ended September 30, 2006 and 2005.
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
Therapeutic Collaboration with LifeScan for Regenerative Medicine
     In September 2004, we announced that we had entered into a research agreement with LifeScan, Inc., a Johnson & Johnson company. The agreement provides LifeScan with our ZFP TFs for use in a program to develop therapeutic cell lines as a potential treatment for diabetes. In December 2004, and again in September 2005, this agreement was expanded to include additional targets important in diabetes. The agreements represented our first collaboration in the field of regenerative medicine. During the three months ended September 30, 2006 and 2005, revenues attributable to collaborative research and development performed under the LifeScan agreements were $150,000 and $105,000, respectively. Revenues for the nine-month periods ended September 30, 2006 and 2005 were $450,000 and $215,000, respectively. Related research and development costs and expenses performed under the LifeScan agreements were $64,000 and $9,000 during the three months ended September 30, 2006 and 2005, respectively. Research and development costs and expenses performed under the LifeScan agreements were $96,000 and $46,000 during the nine months ended September 30, 2006 and 2005, respectively.
Enabling Technology Collaborations for Pharmaceutical Protein Production
     We have established several research collaborations in this area. In December 2004, we announced a research collaboration agreement with Pfizer Inc to use our ZFP technology to develop enhanced cell lines for protein pharmaceutical production. The scope of this agreement was expanded in January 2006 and provided further research funding from Pfizer to develop additional cell lines for enhanced protein production. Under the terms of the agreement, Pfizer is funding research at Sangamo and Sangamo will provide our proprietary ZFP technology for Pfizer to assess its feasibility for use in mammalian cell-based protein production. We are generating novel cell lines and vector systems for enhanced protein production as well as novel technology for rapid creation of new production cell lines. Revenues attributable to collaborative research and development performed under the Pfizer agreement were $156,000 and $252,000 during the three months ended September 30, 2006 and 2005, respectively. Revenues for the nine-month periods ended September 30, 2006 and 2005 were $463,000 and $675,000, respectively. Related research and development costs and expenses performed under the Pfizer agreement were $87,000 and $53,000 during the three months ended September 30, 2006 and 2005, respectively, and $242,000 and $105,000 during the nine months ended September 30, 2006 and 2005, respectively.

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
     The Research License and Commercial Option Agreement will terminate automatically if DAS fails to exercise its option for a commercial license by the end of the initial three-year research term. DAS may also terminate the agreement at the end of the second year of the initial research term if the joint committee overseeing the research determines that disappointing research results have made it unlikely that DAS will exercise the option; we are guaranteed to receive $4.0 million in research funding from DAS prior to such a termination. Following DAS’s exercise of the option and payment of the exercise fee, DAS may terminate the agreement at any time. In addition, each party may terminate the agreement upon an uncured material breach of the other party. In the event of any termination of the agreement, all rights to use our ZFP technology will revert to us, and DAS will no longer be permitted to practice our ZFP technology or to develop or, except in limited circumstances, commercialize any products derived from our ZFP technology. Revenues related to the research license under the DAS agreement are being recognized ratably over the initial three-year research term of the agreement and were $625,000 during the three months ended September 30, 2006 and $1.9 million during the nine months ended September 30, 2006. Revenues attributable to collaborative research and development performed under the DAS agreement were $500,000 during the three months ended September 30, 2006 and $1.9 million during the nine months ended September 30, 2006. Related costs and expenses incurred under the DAS agreement were $500,000 during the three months ended September 30, 2006 and $1.9 million during the nine months ended September 30, 2006.

NOTE 5-STOCKHOLDERS’ EQUITY
     In June 2006, in an underwritten public offering and pursuant to an effective registration statement, we sold 3,100,000 shares of common stock at a public offering price of $6.75 per share, resulting in net proceeds of approximately $20.15 million after deducting underwriter’s discount.
NOTE 6-SUBSEQUENT EVENT
     On October 26, 2006, Sangamo announced a partnership with the Juvenile Diabetes Research Foundation (JDRF) to provide financial support of Sangamo’s upcoming Phase 2 human clinical studies of SB-509, a ZFP Therapeutic that is in development for the treatment of diabetic neuropathy. Under the agreement with JDRF and subject to its terms and conditions, including the Company’s achievement of certain milestones associated with the Company’s Phase 2 clinical trial of SB-509 for the treatment of diabetic neuropathy, JDRF will pay the Company an aggregate amount up to $3.0 million. Sangamo is obligated to cover all costs of the Phase 2 trial that are not covered by JDRF’s grant.

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
Overview
     We were incorporated in June 1995. From our inception through September 30, 2006, our activities related primarily to establishing and operating a biotechnology research and development organization and developing relationships with our corporate collaborators. Our scientific and business development endeavors currently focus on the engineering of novel zinc finger DNA binding proteins (ZFPs) for the regulation and modification of genes. We have incurred net losses since inception and expect to incur losses in the future as we continue our research and development activities. To date, we have funded our operations primarily through the issuance of equity securities, borrowings, payments from federal government research grants and from corporate collaborators and strategic partners. As of September 30, 2006, we had an accumulated deficit of $119.3 million.
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
Stock-Based Compensation
Prior to January 1, 2006, we accounted for our stock-based employee compensation arrangements under the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB No. 25), as allowed by SFAS No. 123, Accounting for Stock-based Compensation (SFAS No. 123), as amended by SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure (SFAS No. 148). As a result, no expense was recognized for options to purchase our common stock that were granted with an exercise price equal to fair market value at the date of grant and no expense was recognized in connection with purchases under our employee stock purchase plan for the years ended December 31, 2005 or 2004. In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123 (revised 2004) Share-Based Payment (SFAS No. 123R), which replaces SFAS No. 123 and supersedes APB No. 25. SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values beginning with the first interim or annual period after June 15, 2005. Subsequent to the effective date, the pro forma disclosures previously permitted under SFAS No. 123 are no longer an alternative to financial statement recognition. Effective January 1, 2006, we have adopted SFAS No. 123R using the modified prospective method. Under this method, compensation cost recognized during the three-month and nine-months period ended September 30, 2006, includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of December 31, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123 amortized on an accelerated basis over the options’ vesting period, and (b) compensation cost for all share-based payments granted subsequent to December 31, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123R amortized on a straight-line basis over the options’ vesting period. Results for prior periods have not been restated. As a result of adopting SFAS No. 123R on January 1, 2006, our net loss is greater by $565,000 and $1.5 million for the three-month and nine month periods ended September 30, 2006, respectively, than had we continued to account for stock-based employee compensation under APB No. 25. Net loss per share for the three-month and nine month periods ended September 30, 2006 is $0.02 and $0.05 greater, respectively, than if we has continued to account for stock-based compensation under APB No. 25. The adoption of SFAS No. 123R had no impact on cash flows from operations or financing.
As of September 30, 2006, total compensation cost related to nonvested stock options to be recognized in future periods was $2.86 million, which is expected to be expensed over a weighted average period of 48 months.
RESULTS OF OPERATIONS
Three and nine months ended September 30, 2006 and 2005
Revenues

	Three months ended September 30,				Nine months ended September 30,
	(in thousands, except percentage values)				(in thousands, except percentage values)
	2006	2005	Change	%	2006	2005	Change	%
Revenues:
Collaboration agreements	$1,431	$357	$1,074	301%	$4,735	$890	$3,845	432%
Federal government research grants	348	55	293	533%	957	197	760	385%

Total revenues	$1,779	$412	$1,367	332%	$5,692	$1,087	$4,605	424%

     We are increasing the emphasis of our research and development activities on ZFP Therapeutics and are moving away from our historic emphasis on Enabling Technology agreements. Over the next several years, this change in resource allocation will reduce our revenues.
     Total revenues increased to $1.8 million for the three months ended September 30, 2006 from $412,000 in the corresponding period in 2005. The increase for the three months ended September 30, 2006 was principally due to revenues in connection with our Research License and Commercial Option Agreement with Dow AgroSciences LLC (“DAS”), a wholly owned indirect subsidiary of Dow Chemical Corporation, of $1.1 million, which we entered in October 2005. The increase in revenues related to federal government research grants of $293,000 was due to increased revenues in connection with our Advanced Technical Program federal government research grant with the National Institute of Standards and Technologies of $230,000 and other federal government research grants of $55,000. Total revenues increased to $5.7 million for the nine months ended September 30, 2006 from $1.1 million in the corresponding period in 2005. The increase for the nine months ended September 30, 2006 was principally due to revenues in connection with our Research License and Commercial Option Agreement with DAS of $3.8 million. The increase in revenues related to federal government research grants of $760,000 was due to increased revenues in connection with our Advanced Technical Program federal government research grant with the National Institute of Standards and Technologies of $615,000 and other federal government research grants of approximately $169,000. We anticipate continued revenues from collaboration agreements through the end of 2007, and we have applied for, and plan to continue to apply for, federal government research grants in the future to support the development of applications of our technology platform. Although we have negotiated collaboration agreements and received federal government research grants in the past, we cannot assure you that these efforts will be successful in the future.

Operating Expenses

	Three months ended September 30,				Nine months ended September 30,
	(in thousands, except percentage values)				(in thousands, except percentage values)
	2006	2005	Change	%	2006	2005	Change	%
Operating Expenses:
Research and development	$3,853	$2,988	$865	29%	$11,470	$8,210	$3,260	40%
General and administrative	1,569	1,216	353	29%	5,145	3,705	1,440	39%

Total expenses	$5,422	$4,204	$1,218	29%	$16,615	$11,915	$4,700	39%

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
     Research and development expenses for the third quarter of 2006 increased to $3.9 million compared to $3.0 million for the third quarter of 2005. The increase in research and development expenses for the three months ended September 30, 2006 was primarily attributable to increased personnel and lab supply expenses of $342,000 and $301,000, respectively, due to increased headcount, recognition of $247,000 in stock-based employee compensation expense due to adoption of SFAS No. 123R and increased consulting expenses of $158,000 in support of our diabetic neuropathy program. These increases were partially offset by decreased manufacturing expenses of $223,000 associated with our diabetic neuropathy program. Research and development expenses for the first nine months of 2006 increased to $11.5 million compared to $8.2 million for the corresponding period of 2005. The increase in research and development expenses for the nine months ended September 30, 2006 was primarily attributable to recognition of $874,000 in stock-based employee compensation expense due to adoption of SFAS No. 123R, increased personnel and lab supply expenses of $858,000 and $741,000, respectively, due to increased headcount, increased consulting expenses of $434,000 in support of our diabetic neuropathy program and increased manufacturing expenses of $367,000 associated with our diabetic neuropathy program.
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
     General and administrative expenses were $1.6 million in the three months ended September 30, 2006, as compared to $1.2 million during the corresponding period in 2005. This increase is primarily related to recognition of $318,000 in stock-based employee compensation expense due to adoption of SFAS No. 123R. General and administrative expenses were $5.1 million in the nine months ended September 30, 2006, as compared to $3.7 million during the corresponding period in 2005. This increase is primarily related to increased professional service-related expenses of $684,000 and $615,000 related to recognition of stock-based employee compensation expense due to adoption of SFAS No. 123R.
Interest income, net

	Three months ended September 30,				Nine months ended September 30,
	(in thousands, except percentage values)				(in thousands, except percentage values)
	2006	2005	Change	%	2006	2005	Change	%
Interest and other income, net	$798	$125	$673	538%	$2,007	$228	$1,779	780%

     Interest and other income, net, increased to $798,000 for the three months ended September 30, 2006 from $125,000 in the corresponding period in 2005. The increase was primarily related to higher interest income of $521,000 related to higher average investment balances during the quarter ended September 30, 2006 from the June 2006 equity financing. In addition, a foreign currency translation gain of $111,000 was recorded during the quarter ended September 30, 2006 versus a foreign currency translation loss of $76,000 during the corresponding quarter in 2005. Interest and other income, net, increased to $2.0 million for the nine months ended September 30, 2006 from $228,000 in the corresponding period in 2005. The increase was primarily related to higher interest income of $1.2 million related to higher average investment balances during the nine months ended September 30, 2006 from the June 2006 equity financing. In addition, a foreign currency translation gain of $287,000 was recorded during the nine months ended September 30, 2006 versus a foreign currency translation loss of $297,000 during the corresponding quarter in 2005.
Liquidity and Capital Resources
     Since inception, we have financed our operations primarily through the sale of equity securities, payments from corporate collaborators, federal government research grants and financing activities such as a bank line of credit. As of September 30, 2006, we had cash, cash equivalents, investments and interest receivable totaling $57.0 million. Net cash used for operating activities was $10.8 million for the nine months ended September 30, 2006. Net cash used consisted primarily of the net loss for the nine-month period of $8.9 million, a net change of $3.2 million in operating assets and liabilities and amortization of premium / discount on investments of $399,000. This was partially offset by stock-based compensation charges of $1.5 million and depreciation and amortization of $126,000. Net cash used for operating activities was $9.6 million for the nine months ended September 30, 2005. Net cash used consisted primarily of the net loss for the nine month period of $10.6 million. This was partially offset by stock-based compensation charges of $290,000, a net change of $278,000 in operating assets and liabilities, depreciation and amortization of $215,000 and amortization of premium / discount on investments of $201,000.
     Net cash used in investing activities was $12.1 million for the nine months ended September 30, 2006 and was primarily comprised of cash used to purchase investments and fixed assets of $39.6 million and $137,000, respectively, partially offset by cash proceeds associated with maturities of investments of $27.7 million. Net cash provided by investing activities was $11.2 million for the nine months ended September 30, 2005 and was primarily comprised of proceeds associated with maturities of investments of $23.4 million, partially offset by cash used to purchase investments and fixed assets of $12.1 million and 207,000, respectively.
     Net cash provided by financing activities for the nine-month period ended September 30, 2006 was $20.5 million. In June 2006, in an underwritten public offering and pursuant to an effective registration statement, we sold 3,100,000 shares of common stock at a public offering price of $6.75 per share, resulting in net proceeds of approximately $20.15 million after deducting underwriter’s discount. All other cash provided by financing activities for the first nine months of 2006 and 2005 was solely related to proceeds from issuance of common stock related to stock options exercises.
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
Our market risks at September 30, 2006 have not changed materially from those discussed in Item 7A of our Form 10-K for the year ended December 31, 2005 on file with the Securities and Exchange Commission.

ITEM 4. CONTROLS AND PROCEDURES
     (a) Evaluation of Disclosure Controls and Procedures
     The Company’s management, with the participation of the Company’s Chief Executive Officer and Principal Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) or 15d-15(e)) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Principal Financial Officer concluded that the Company’s disclosure controls and procedures as of the end of the period covered by this report are functioning effectively to provide reasonable assurance that the information required to be disclosed by the Company in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Principal Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
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
We, and our partner, Edwards Lifesciences, have initiated Phase 1 clinical trials in our respective lead ZFP Therapeutic programs, and ZFP Therapeutics have never before been tested in humans. We have completed enrollment and treatment of the patients in the first of these trials of SB-509 for diabetic neuropathy and thus far have not observed any drug-related adverse events. However if our lead ZFP Therapeutic fails its initial safety study, it could reduce our ability to attract new investors and corporate partners. In January 2005, Sangamo filed an investigational new drug (IND) with the FDA for SB-509, a ZFP TF activator of VEGF-A, for the treatment of mild to moderate diabetic neuropathy. We have completed enrollment and treatment of a Phase 1, single blind, dose-escalation trial to measure the laboratory and clinical safety of SB-509 and reported that we did not observe dose-limiting toxicity or any severe adverse drug-related events. We presented in April 2006 safety data and preliminary findings from our Phase 1 clinical trial and expect to initiate a Phase 2 clinical trial of SB-509 in the second half of 2006. Edwards Lifesciences also filed an IND application with the U.S. Food and Drug Administration (FDA) on February 10, 2004 and initiated a Phase 1 clinical trial in humans in August, 2004 and a second in the first half of 2005. The first Phase 1 studies of a ZFP Therapeutic will be a highly visible test of the Company’s ZFP Therapeutic approach. Since we have increased our focus on ZFP Therapeutic research and development, investors will increasingly assess the value of the Company’s technology based on the continued progress of ZFP Therapeutic products into and through clinical trials. If the initial safety study of our lead therapeutic was halted due to safety concerns, this would negatively affect the value of the Company’s stock.
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
Before commencing clinical trials in humans, we or our commercial partner must submit an IND application to the FDA. The FDA has 30 days to comment on the IND. If the FDA does not comment on the IND, we or our commercial partner may begin clinical trials.
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
While we have stated our intention to file additional IND applications during the next several years, this is only a statement of intent, and we may not be able to do so because the associated product candidates may not meet the necessary preclinical requirements. In addition, there can be no assurance that, once filed, an IND application will result in the actual initiation of clinical trials.
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
The results of early Phase 1 trials are based on a small number of patients over a short period of time, and our success may not be indicative of results in a large number of patients or of long-term efficacy. The results in early phases of clinical testing are based upon limited numbers of patients and a limited follow-up period. For example, the initial results from the Phase 1 clinical trial of our ZFP Therapeutic, SB-509 product, were presented in April 2006. The primary end point of the trial is clinical and laboratory safety, however we also collected some preliminary efficacy data. Typically, our Phase 1 clinical trials for indications of safety enroll less than 50 patients. We anticipate that our Phase 2 clinical trials for efficacy would typically enroll approximately 100 patients. Actual results with more data points may not confirm favorable results from our earlier stage trials. A number of companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in late stage clinical trials even after achieving promising results in earlier stage clinical trials. In addition, we do not yet know if early results will have a lasting effect. If a larger population of patients does not experience positive results, or if these results do not have a lasting effect, our products may not receive approval from the FDA. Failure to demonstrate the safety and effectiveness of our gene based products in larger patient populations could have a material adverse effect on our business that would cause our stock price to decline significantly.
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
We anticipate continuing to incur operating losses for the next several years. If material losses continue for a significant period, we may be unable to continue our operations. We have generated operating losses since we began operations in 1995. The extent of our future losses and the timing of profitability are uncertain, and we expect to incur losses for the foreseeable future. We have been engaged in developing our ZFP TF technology since inception, which has and will continue to require significant research and development expenditures. In November 2005, we announced that we had completed a registered direct offering to institutional and strategic investors for a total of 5,080,000 shares of common stock at a price of $3.85 per share to the investors, resulting in net proceeds to Sangamo of approximately $18.2 million. In June 2006, in an underwritten public offering and pursuant to an effective registration statement, we sold 3,100,000 shares of common stock at a public offering price of $6.75 per share, resulting in net proceeds of approximately $20.15 million after deducting underwriter’s discount. To date, we have generated all other revenue from Enabling Technology collaborations, strategic partnering agreements, and federal government research grants. As of September 30, 2006, we had an accumulated deficit of approximately $119.3 million. We expect to incur losses for the foreseeable future. These losses will increase as we expand and extend our research and development activities into human therapeutic product development. If the time required to generate significant product revenues and achieve profitability is longer than we currently anticipate, we may not be able to sustain our operations.
We may be unable to raise additional capital, which would harm our ability to develop our technology and products. We have incurred significant operating losses and negative operating cash flows since inception and have not achieved profitability. We expect capital outlays and operating expenditures to increase over the next several years as we expand our infrastructure and research and ZFP Therapeutic product development activities. While we believe our financial resources will be adequate to sustain our current operations at least through 2008, we may seek additional sources of capital through equity or debt financing. In addition, as we focus our efforts on proprietary human therapeutics, we will need to seek FDA approval of potential products, a process that could cost in excess of $100 million per product. We cannot be certain that we will be able to obtain financing on terms acceptable to us, or at all. If adequate funds are not available, our business and our ability to develop our technology and ZFP Therapeutic products would be harmed.

Our stock price has been volatile and may continue to be volatile, which could result in substantial losses for investors. During the three months ended September 30, 2006, our stock price ranged from a low of $4.38 to high of $6.12. During the nine months ended September 30, 2006, our stock price ranged from a low of $4.10 to high of $7.73. During the past two years, our common stock price has fluctuated significantly, ranging from a low of $3.46 to a high of $7.73 during the year ended December 31, 2005, and a low of $3.00 to a high of $8.02 during the year ended December 31, 2004. Volatility in our common stock could cause stockholders to incur substantial losses. An active public market for our common stock may not be sustained, and the market price of our common stock may continue to be highly volatile. The market price of our common stock has fluctuated significantly in response to the following factors, some of which are beyond our control:
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
Our common stock is thinly traded, which means large transactions in our common stock may be difficult to conduct in a short time frame. We have a low volume of daily trades in our common stock on the Nasdaq National Market. For example, the average daily trading volume in our common stock on the Nasdaq National Market over the ten-day trading period prior to November 1, 2006 was approximately 124,000 shares per day. Any large transactions in our common stock may be difficult to conduct and may cause significant fluctuations in the price of our common stock.
Failure to attract, retain, and motivate skilled personnel and cultivate key academic collaborations will delay our product development programs and our research and development efforts. We are a small company with 71 full-time employees as of October 31, 2006 and our success depends on our continued ability to attract, retain, and motivate highly qualified management and scientific personnel and our ability to develop and maintain important relationships with leading research and academic institutions and scientists. Competition for personnel and academic and other research collaborations is intense. The success of our technology development programs depends on our ability to attract and retain highly trained personnel and we have experienced a rate of employee turnover that we believe is typical of emerging biotechnology companies. If we lose the services of personnel with the necessary skills, it could significantly impede the achievement of our research and development objectives. We are not presently aware of any plans of specific employees to retire or otherwise leave the company. If we fail to negotiate additional acceptable collaborations with academic and other research institutions and scientists, or if our existing collaborations are unsuccessful, our ZFP Therapeutic development programs may be delayed or may not succeed.
Because it is difficult and costly to protect our proprietary rights, and third parties have filed patent applications that are similar to ours, we cannot ensure the proprietary protection of our technologies and products. Our commercial success will depend in part on obtaining patent protection of our technology and successfully defending any of our patents, which may be challenged. The patent positions of pharmaceutical and biotechnology companies can be highly uncertain and can involve complex legal and factual questions. No consistent policy regarding the breadth of claims allowed in biotechnology patents has emerged to date. Accordingly, we cannot predict the breadth of claims allowed in patents we own or license.

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
Accounting pronouncements may affect our future financial position and results of operations On January 1, 2006, we adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (or “FAS 123R”). As a result, we have included employee stock-based compensation costs in our results of operations for the quarter and nine months ended September 30, 2006, as discussed in Note 2, “Employee Stock-Based Compensation,” in the Notes to Condensed Consolidated Financial Statements of Part I, Item I of this Form 10-Q. Our adoption of FAS 123R is expected to result in greater losses that increases basic and diluted net loss per share by approximately $0.08 per share for 2006. However, our estimate of future employee stock-based compensation expense is affected by our stock price, the number of stock-based awards our board of directors may grant in 2006, as well as a number of complex and subjective valuation assumptions. These valuation assumptions include, but are not limited to, the volatility of our stock price and employee stock option exercise behaviors.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     In June 2006, in an underwritten public offering and pursuant to an effective registration statement, we sold 3,100,000 shares of common stock at a public offering price of $6.75 per share, resulting in net proceeds of approximately $20.15 million after deducting underwriter’s discount.
     From the time of receipt through September 30, 2006, Sangamo has used the net proceeds from its initial public offering, registered direct offering and underwritten public offering of common stock to invest in short-term and long-term, interest bearing, investment-grade securities and has used its existing cash balances to fund general operations. The proceeds are being used for general corporate purposes, including working capital and product development. A portion of the net proceeds will also be used to acquire or invest in complementary businesses or products or to obtain the right to use complementary technologies. Sangamo has no agreements or commitments with respect to any such acquisition and is not currently engaged in any material negotiations with respect to any such transaction.

ITEM 6. EXHIBITS
     (a) Exhibits:
31.1	Form of Rule 13a – 14(a) Certification

31.2	Form of Rule 13a – 14(a) Certification

32.1	Certification Pursuant to 18 U.S.C. Section 1350.

SIGNATURES
     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
SANGAMO BIOSCIENCES, INC. Dated: November 7, 2006

/s/ Greg S. Zante
Greg S. Zante
Vice President, Finance and Administration (Principal Financial and Accounting Officer)