Form 10-Q
period 2007-03-31
SANGAMO BIOSCIENCES INC
filed 2007-05-08
CIK 1001233

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007
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
Large accelerated filer ☐       Accelerated filer ☑      Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐      No ☑
     As of April 24, 2007, 35,065,236 shares of the issuer’s common stock, par value $0.01 per share, were outstanding.

INDEX
SANGAMO BIOSCIENCES, INC.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)
Condensed Consolidated Balance Sheets at March 31, 2007 and December 31, 2006
Condensed Consolidated Statements of Operations for the Three Months Ended March 31, 2007 and 2006
Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2007 and 2006
Notes to Condensed Consolidated Financial Statements
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
Various terms and expressions similar to them are intended to identify these cautionary statements. These terms include: “anticipates,” “believes,” “continues,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “seeks,” “should” and “will.” Actual results may differ materially from those expressed or implied in those statements. Factors that could cause these differences include, but are not limited to, those discussed under “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Sangamo undertakes no obligation to publicly release any revisions to forward-looking statements to reflect events or circumstances arising after the date of this report. Readers are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this Quarterly Report on Form 10-Q.

PART 1. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
SANGAMO BIOSCIENCES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	March 31,	December 31,
	2007	2006 (1)
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$11,030	$12,702
Marketable securities	37,972	41,218
Interest receivable	6	55
Accounts receivable	220	487
Prepaid expenses	519	594

Total current assets	49,747	55,056
Property and equipment, net	751	675
Other assets	49	49

Total assets	$50,547	$55,780

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued liabilities	$1,530	$1,726
Accrued compensation and employee benefits	588	878
Deferred revenue	2,724	2,596

Total current liabilities	4,842	5,200
Deferred revenue, non-current portion	1,750	1,875

Total liabilities	6,592	7,075

Stockholders’ equity:
Common stock, $0.01 par value; 80,000,000 shares authorized, 35,064,032 and 35,045,398 shares issued and outstanding at March 31, 2007 and December 31, 2006, respectively	350	350
Additional paid-in capital	177,124	176,513
Accumulated deficit	(133,631)	(128,272)
Accumulated other comprehensive income	112	114

Total stockholders’ equity	43,955	48,705

Total liabilities and stockholders’ equity	$50,547	$55,780

(1)	Amounts derived from Audited Consolidated Financial Statements dated December 31, 2006 filed as a part of our 2006 Form 10-K.
See accompanying notes.

SANGAMO BIOSCIENCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three months ended
	March 31,
	2007	2006
Revenues:
Collaboration agreements	$1,150	$1,873
Research grants	272	263

Total revenues	1,422	2,136
Operating expenses:
Research and development	5,430	3,589
General and administrative	1,999	1,755

Total operating expenses	7,429	5,344

Loss from operations	(6,007)	(3,208)
Interest and other income, net	648	464

Net loss	$(5,359)	$(2,744)

Basic and diluted net loss per share	$(0.15)	$(0.09)

Shares used in computing basic and diluted net loss per share	35,057	30,600

See accompanying notes.

SANGAMO BIOSCIENCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three months ended
	March 31,
	2007	2006
Operating Activities:
Net loss	$(5,359)	$(2,744)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	50	49
Amortization of (premium) / discount on investments	(502)	(25)
Realized loss on investments	(2)	(5)
Stock-based compensation	543	451
Changes in operating assets and liabilities:
Interest receivable	49	18
Accounts receivable	267	679
Prepaid expenses and other assets	75	(17)
Accounts payable and accrued liabilities	(196)	(740)
Accrued compensation and employee benefits	(290)	(437)
Deferred revenue	3	(1,517)

Net cash used in operating activities	(5,362)	(4,288)
Investing Activities:
Purchases of investments	(18,753)	(6,186)
Maturities of investments	22,501	5,514
Purchases of property and equipment	(126)	(214)

Net cash provided by / (used in) investing activities	3,622	(886)
Financing Activities:
Proceeds from issuance of common stock	68	65

Net cash provided by financing activities	68	65
Net decrease in cash and cash equivalents	(1,672)	(5,109)
Cash and cash equivalents, beginning of period	12,702	18,507

Cash and cash equivalents, end of period	$11,030	$13,398

See accompanying notes.

SANGAMO BIOSCIENCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) March 31, 2007
NOTE 1-BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
BASIS OF PRESENTATION
     The accompanying unaudited condensed consolidated financial statements of Sangamo Biosciences, Inc. (“Sangamo” or the “Company”) have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The condensed consolidated financial statements include the accounts of Sangamo and its wholly-owned subsidiary, Gendaq Limited, after elimination of all material intercompany balances and transactions. Operating results for the three months ended March 31, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007. These financial statements should be read in conjunction with the financial statements and footnotes thereto for the year ended December 31, 2006, included in Sangamo’s Form 10-K as filed with the SEC.
USE OF ESTIMATES
     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. Actual results could differ from those estimates.
FOREIGN CURRENCY TRANSLATION
     The Company records foreign currency transactions at the exchange rate prevailing at the date of the transaction. Monetary assets and liabilities denominated in foreign currency are translated into U.S. dollars at the exchange rates in effect at the balance sheet date. All currency translation adjustments arising from foreign currency transactions are recorded through statements of operations.
REVENUE RECOGNITION
     In accordance with Staff Accounting Bulletin No. 104, “Revenue Recognition,” revenue from research activities made under strategic partnering agreements and Enabling Technology collaborations is recognized as the services are provided when there is persuasive evidence that an arrangement exists, delivery has occurred, the price is fixed or determinable, and collectibility is reasonably assured. Amounts received in advance under such agreements are deferred until the above criteria are met and the research services are performed. Sangamo’s research grants are typically multi-year agreements and provide for the reimbursement of qualified expenses for research and development as defined under the terms of the grant agreement. Revenue under grant agreements is recognized when the related qualified research expenses are incurred. Grant reimbursements are received on a quarterly or monthly basis and are subject to the issuing agency’s right of audit.
     Milestone payments under research, partnering, or licensing agreements are recognized as revenue upon the achievement of mutually agreed upon milestones, provided that (i) the milestone event is substantive and its achievement is not reasonably assured at the inception of the agreement, and (ii) there are no remaining performance obligations associated with the milestone payment.
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
STOCK-BASED COMPENSATION
Employee stock-based compensation expense recognized in first quarters of 2007 and 2006 was calculated based on awards ultimately expected to vest and has been reduced for estimated forfeitures. FAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.
The following table shows total stock-based employee compensation expense included in the condensed consolidated statement of operations for the three-month periods ended March 31, 2007 and 2006 (in thousands):

	Three months ended
	March 31,
	2007	2006
Costs and expenses:
Research and development	$343	$317
General and administrative	196	113

Total stock-based compensation expense	$539	$430

There was no capitalized stock-based employee compensation cost as of March 31, 2007 and 2006. There were no recognized tax benefits during the three months ended March 31, 2007 and 2006.
As of March 31, 2007, total compensation cost related to nonvested stock options to be recognized in future periods was $5.54 million, which is expected to be expensed over a weighted average period of 48 months.
Valuation Assumptions
The employee stock-based compensation expense recognized under FAS123R was determined using the Black Scholes option valuation model. Option valuation models require the input of subjective assumptions and these assumptions can vary over time.
Sangamo primarily bases its determination of expected volatility through its assessment of the historical volatility of Sangamo’s Common Stock. The Company does not believe that it is able to rely on its historical exercise and post-vested termination activity to provide accurate data for estimating its expected term for use in determining the fair value of these options. Therefore, as allowed by Staff Accounting Bulletin (SAB) No. 107, Share-Based Payment , the Company have opted to use the simplified method for estimating its expected term equal to the midpoint between the vesting period and the contractual term.

The weighted–average assumptions used for estimating the fair value of the employee stock options are as follows:

	Three months ended
	March 31,
	2007	2006
Risk-free interest rate	4.58%	4.94%
Expected life of option	6.25 years	6.25 years
Expected dividend yield of stock	0.0%	0.0%
Expected volatility	0.93	0.97
The weighted–average assumptions used for estimating the fair value of the employees’ purchase rights are as follows:

	Three months ended
	March 31,
	2007	2006
Risk-free interest rate	3.6.-5.1%	3.17-4.26%
Expected life of option	0.5-2 years	0.5-2 yrs
Expected dividend yield of stock	0.0%	0.0%
Expected volatility	0.46-0.77	0.41-0.64

Stock Option Activity
A summary of Sangamo’s stock option activity follows:

	Options Outstanding
				Weighted
				Average
	Shares Available		Weighted-Average	Remaining
	for Grant of	Number of	Exercise per	Contractual
	Options	Shares	Share Price	Term
Balance at January 1, 2007	3,715,021	4,067,812	$5.65
Options granted	(210,750)	210,750	$6.91
Options exercised	—	(18,634)	$3.65
Options canceled	21,718	(21,718)	$7.74

Balance at March 31, 2007	3,525,989	4,238,210	$5.71	6.35

Options exercisable at March 31, 2007		2,611,416	$5.76	4.86
There were no shares subject to Sangamo’s right of repurchase as of March 31, 2007. The intrinsic value of options exercised were $81,000 and $794,000 for the three months ended March 31, 2007 and 2006, respectively.
The weighted-average estimated fair value per share of options granted during the three months ended March 31, 2007 and 2006 were $5.45 and $4.13, respectively, based upon the assumptions in the Black-Scholes valuation model described above.
The weighted-average estimated fair value per share of employee purchase rights during the three months ended March 31, 2007 and 2006 were $2.17 and $1.70, respectively, based upon the assumptions in the Black-Scholes valuation model described above.
The following table summarizes information with respect to stock options outstanding at March 31, 2007:

	Options Outstanding
		Weighted Average
		Remaining
Range of Exercise Price	Number of Shares	Contractual Life
		(In Years)
$ 0.05 – $0.17	461,583	1.07
$ 0.23 – $3.80	433,362	6.57
$ 3.87 – $4.11	647,425	7.83
$ 4.15 – $5.18	231,325	7.22
$ 5.19 – $5.19	475,315	7.04
$ 5.30 – $6.77	255,250	7.19
$ 6.82 – $6.82	475,000	9.70
$ 6.92 – $7.49	646,750	6.22
$ 7.56 – $14.60	509,200	5.13
$14.87 – $38.00	103,000	3.86

	4,238,210	6.35

At March 31, 2007, the aggregate intrinsic values of the outstanding and exercisable options were $7.9 million and $5.8 million, respectively.
Sangamo did not grant any stock option to consultants during the three months ended March 31, 2007 and 2006. The Company granted 10,000 nonqualified stock options in July 2006. The options generally vest over four years at a rate of 25 percent one year from grant date and one-thirty-sixth per month thereafter and expire ten years after the grant date. The fair value of these options was determined using the Black-Scholes Merton model. Total nonqualified stock-based compensation expense was $3,000 and $4,700 for the three months period ended March 31, 2007 and 2006, respectively.
RECENT ACCOUNTING PRONOUNCEMENT
In February 2007, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, Including an Amendment of FASB Statement No. 115,” which will become effective in 2008. SFAS No. 159 permits entities to measure eligible financial assets, financial liabilities and firm commitments at fair value, on an instrument-by-instrument basis, that are otherwise not permitted to be accounted for at fair value under other generally accepted accounting principles. The fair value measurement election is irrevocable and subsequent changes in fair value must be recorded in earnings. The Company is evaluating what impact, if any; the adoption of this standard will have on its financial position or results of operations.
In September 2006 the FASB issued FASB Statement No. 157, Fair Value Measurements, or SFAS 157. The standard provides guidance for using fair value to measure assets and liabilities. The standard also responds to investors’ requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. The standard applies whenever other standards require or permit assets or liabilities to be measured at fair value. The standard does not expand the use of fair value in any new circumstances. SFAS 157 must be adopted prospectively as of the beginning of the year it is initially applied. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is evaluating what impact, if any; the adoption of this standard will have on its financial position or results of operations.
NOTE 2-BASIC AND DILUTED NET LOSS PER SHARE
     Basic earnings (loss) per share is calculated based on the weighted average number of shares of common stock outstanding during the period. Diluted earnings (loss) per share is calculated based on the weighted average number of shares of common stock and dilutive securities, such as stock options and equivalents, outstanding during the period. Potential dilutive shares of common stock resulting from the assumed exercise of outstanding stock options and equivalents.
     Because Sangamo is in a net loss position, diluted earnings (loss) per share excludes the effects of common stock equivalents consisting of options, which are all antidilutive. Had Sangamo been in a net income position, diluted earnings (loss) per share would have included the shares used in the computation of basic net loss per share as well as an additional 1,622,716 shares and 1,522,496 shares for the three months ended 2007 and 2006, respectively, related to outstanding options.
NOTE 3-COMPREHENSIVE LOSS
     Comprehensive loss is comprised of net loss and other comprehensive income (loss). Other comprehensive income (loss) includes certain changes in stockholders’ equity that are excluded from net loss, which includes unrealized gains and losses on available-for-sale securities. Comprehensive loss and its components are as follows (in thousands):

	Three months ended
	March 31,
	2007	2006
Net loss	$(5,359)	$(2,744)
Changes in unrealized gain on securities available-for-sale	(2)	(11)

Comprehensive loss	$(5,361)	$(2,755)

NOTE 4-MAJOR CUSTOMERS, PARTNERSHIPS AND STRATEGIC ALLIANCES
Recently Terminated Strategic Partnership with Edwards Lifesciences
In December 2006, Sangamo entered into an Asset Purchase Agreement with Edwards Lifesciences LLC (“Edwards”) to acquire all of the assets in Edwards’ ZFP TF angiogenesis program, including regulatory filings, clinical data, and GMP product in exchange for one million shares of our unregistered Common Stock and certain royalties. This transaction was valued at $5.8 million based on the fair value of our publicly traded stock at the closing date of the transaction less a discount for lack of marketability in the unregistered Common Stock. Under the agreement, Company agreed to pay Edwards royalties generated by the sales of certain human therapeutic products, including products to treat ischemic cardiovascular and vascular disease and diabetic neuropathy, based upon ZFP TF activation of the VEGF gene: the first product is not expected to be available for sale before 2012. The amount of royalties payable to Edwards is equal to (i) five percent (5%) of the net sales of each such product sold by Sangamo and (ii) the greater of (a) five percent (5%) of the net sales of each such product sold by a sublicensee of Sangamo or (b) twenty-five percent (25%) of the royalty payment received by Sangamo from its sublicensee on account of such product sold by such sublicensee; provided that total royalties paid by Sangamo under the agreement shall not exceed $20 million in any calendar year or $100 million in the aggregate. In connection with this transaction, the Company and Edwards terminated their prior agreements entered in January 2000.
Enabling Technology Collaborations for Pharmaceutical Protein Production

     We have established several research collaborations in this area. In December 2004, we announced a research collaboration agreement with Pfizer Inc to use our ZFP technology to develop enhanced cell lines for protein pharmaceutical production. The scope of this agreement was expanded in December 2006 and provided further research funding from Pfizer to develop additional cell lines for enhanced protein production. Under the terms of the agreement, Pfizer is funding research at Sangamo and Sangamo will provide our proprietary ZFP technology for Pfizer to assess its feasibility for use in mammalian cell-based protein production. We are generating novel cell lines and vector systems for enhanced protein production as well as novel technology for rapid creation of new production cell lines. Revenues attributable to collaborative research and development performed under the Pfizer agreement were $25,000 and $150,000 during the three months ended March 31, 2007 and 2006, respectively. Related research and development costs and expenses performed under the Pfizer agreement were $134,000 and $57,000 during the three months ended March 31, 2007 and 2006, respectively.
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

Revenues related to the research license under the DAS agreement are being recognized ratably over the initial three-year research term of the agreement and were $625,000 during both the three months ended March 31, 2007 and 2006. Revenues attributable to collaborative research and development performed under the DAS agreement were $500,000 and $948,070 during the three months ended March 31, 2007 and 2006, respectively. Related costs and expenses incurred under the DAS agreement were $500,000 and $862,500 during the three months ended March 31, 2007 and 2006, respectively.
Funding from Research Foundations
The Juvenile Diabetes Research Foundation International
On October 26, 2006, we announced a partnership with the Juvenile Diabetes Research Foundation International (JDRF) to provide financial support of Sangamo’s upcoming Phase 2 human clinical studies of SB-509, a ZFP Therapeutic that is in development for the treatment of diabetic neuropathy. Under the agreement with JDRF and subject to its terms and conditions, including the Company’s achievement of certain milestones associated with the Company’s Phase 2 clinical trial of SB-509 for the treatment of diabetic neuropathy, JDRF will pay the Company an aggregate amount up to $3.0 million. After the first commercial launch of SB-509 in a major market, JDRF has the right to receive, subject to certain limitations, annual payments from us, until such time when the total amount paid to JDRF, including payments made on account of the our licensing arrangements, equals three times the amount received by us from JDRF. We are obligated to cover all costs of the Phase 2 trial that are not covered by JDRF’s grant. During the quarter ended March 31, 2007, the Company received $500,000 from JDRF upon achievement of a milestone.
The Michael J. Fox Foundation
On January 23, 2007, Sangamo announced a partnership with the Michael J. Fox Foundation (MJFF) to provide financial support of Sangamo’s ZFP TFsTM to activate the expression of glial cell line-derived neurotrophic factor (GDNF) that has shown promise in preclinical testing to slow or stop the progression of Parkinson’s disease. Under the agreement with MJFF and subject to its terms and conditions, MJFF will pay the Company $950,000 award over a period of two years. Revenues attributable to research and development performed under the MJFF partnership were $50,000 during the three months ended March 31, 2007.
NOTE 5-STOCKHOLDERS’ EQUITY
     In June 2006, in an underwritten public offering and pursuant to an effective registration statement, Sangamo sold 3,100,000 shares of common stock at a public offering price of $6.75 per share, resulting in net proceeds of approximately $20.15 million after deducting underwriter’s discount.
NOTE 6-INCOME TAXES
     On January 1, 2007, the Company adopted the provisions of Financial Standards Accounting Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109” (“FIN 48”). There was no impact on the Company’s financial statements upon adoption. Because of the Company’s historical significant net operating losses, it has not been subject to income tax since inception. There were no unrecognized tax benefits during all the periods presented.
     We maintain deferred tax assets that reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. These deferred tax assets include net operating loss carryforwards, research credits and capitalized research and development. The net deferred tax asset has been fully offset by a valuation allowance because of the Company’s history of losses. Utilization of operating losses and credits may be subject to substantial annual limitation due to ownership change provisions of the Internal Revenue Code of 1986, as amended and similar state provisions. The annual limitation may result in the expiration of net operating losses and credits before utilization.
NOTE 7-SUBSEQUENT EVENT
On April 27, 2007, we announced a partnership with the Genentech, Inc. to provide financial support of Sangamo to develop, validate and optimize ZFNs capable of making certain targeted modifications to the genome of Genentech cell lines. Upon successful development of such ZFNs, Sangamo will transfer these ZFNs and the modified cell lines to Genentech and will provide technical support to Genentech with respect to the use of the transferred ZFN technology. In consideration for the rights and licenses granted to Genentech, as well as Sangamo’s development efforts, Genentech will pay Sangamo an upfront fee, an ongoing technology access fee, and certain payments upon achievement of specified milestones relating to the research of ZFNs and the development and commercialization of products manufactured using a modified cell line created by ZFN technology or other technology covered by Sangamo’s intellectual property rights.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     The discussion in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contains trend analysis, estimates and other forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements include, without limitation, statements containing the words “believes,” “anticipates,” “expects,” “continue,” and other words of similar import or the negative of those terms or expressions. Such forward-looking statements are subject to known and unknown risks, uncertainties, estimates and other factors that may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Actual results could differ materially from those set forth in such forward-looking statements as a result of, but not limited to, the “Risk Factors” described below. You should read the following discussion and analysis along with the financial statements and notes attached to those statements included elsewhere in this report and in our annual report on Form 10-K for the year ended December 31, 2006 as filed with the Securities and Exchange Commission on March 1, 2007.
Overview
     We were incorporated in June 1995. From our inception through March 31, 2007, our activities related primarily to establishing and operating a biotechnology research and development organization and developing relationships with our corporate collaborators. Our scientific and business development endeavors currently focus on the engineering of novel zinc finger DNA binding proteins (ZFPs) for the regulation and modification of genes. We have incurred net losses since inception and expect to incur losses in the future as we continue our research and development activities. To date, we have funded our operations primarily through the issuance of equity securities, borrowings, payments from federal government research grants and from corporate collaborators and strategic partners. As of March 31, 2007, we had an accumulated deficit of $133.6 million.
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
     Research and development expenses consist primarily of salaries and related personnel expenses, including stock-based compensation, pre-clinical and clinical studies, allocated facilities costs, laboratory supplies, and depreciation of facilities and laboratory equipment, subcontracted research expenses, trademark registration and technology licenses. Research and development costs incurred in connection with collaborator-funded activities are expensed as incurred. Costs to acquire technologies that are utilized in research and development and that have no alternative future use are expensed as incurred. We believe that continued investment in research and development is critical to attaining our strategic objectives. We expect these expenses will increase significantly as we increase our focus on development of ZFP Therapeutics. The Company is also developing ZFNs for therapeutic gene correction and therapeutic gene modification as a treatment for certain monogenic and infectious diseases. Additionally, in order to develop ZFP TFs and ZFNs as commercially relevant therapeutics, we expect to expend additional resources for expertise in the manufacturing, regulatory affairs and clinical research aspects of biotherapeutic development.
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
Stock-Based Compensation
On January 1, 2006, we began accounting for employee stock-based compensation in accordance with FAS 123R. Under the provisions of FAS 123R, employee stock-based compensation is estimated at the date of grant based on the employee stock award’s fair value using the Black-Scholes option-pricing model and is recognized as expense ratably over the requisite service period in a manner similar to other forms of compensation paid to employees. The Black-Scholes option-pricing model requires the use of certain subjective assumptions. The most significant of these assumptions are our estimates of the expected volatility of the market price of our stock and the expected term of the award. We primarily base our determination of expected volatility through our assessment of the historical volatility of our Common Stock. We do not believe that we are able to rely on our historical exercise and post-vested termination activity to provide accurate data for estimating our expected term for use in determining the fair value of these options. Therefore, as allowed by Staff Accounting Bulletin (SAB) No. 107, Share-Based Payment , we have opted to use the simplified method for estimating our expected term equal to the midpoint between the vesting period and the contractual term. As required under the accounting rules, we review our valuation assumptions at each grant date and, as a result, our valuation assumptions used to value employee stock-based awards granted in future periods may change.

RESULTS OF OPERATIONS
Three months ended March 31, 2007 and 2006
Revenues

	Three months ended March 31,
	(in thousands, except percentage values)
	2007	2006	Change	%
Revenues:
Collaboration agreements	$1,150	$1,873	$(723)	(39%)
Research grants	272	263	9	3%

Total revenues	$1,422	$2,136	$(714)	(33%)

     We are increasing the emphasis of our research and development activities on ZFP Therapeutics and are moving away from our historic emphasis on Enabling Technology agreements. Over the next several years, this change in resource allocation will reduce our revenues.
     Total revenues decreased to $1.4 million for the three months ended March 31, 2007 from $2.1 million in the corresponding period in 2006. The decrease for the three months ended March 31, 2007 was principally due to decrease revenues in connection with our Research License and Commercial Option Agreement with Dow AgroSciences LLC (“DAS”), a wholly owned indirect subsidiary of Dow Chemical Corporation, of $448,000, Johnson & Johnson of $150,000 and Pfizer of $125,000. We anticipate continued revenues from collaboration agreements through the end of 2007, and we have applied for, and plan to continue to apply for, federal government research grants in the future to support the development of applications of our technology platform. Although we have negotiated collaboration agreements and received federal government research grants in the past, we cannot assure you that these efforts will be successful in the future.
Operating Expenses

	Three months ended March 31,
	(in thousands, except percentage values)
	2007	2006	Change	%
Operating Expenses:
Research and development	$5,430	$3,589	$1,841	51%
General and administrative	1,999	1,755	244	14%

Total expenses	$7,429	$5,344	$2,085	39%

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
     Research and development expenses for the first quarter of 2007 increased to $7.4 million compared to $5.3 million for the first quarter of 2006. The increase in research and development expenses for the three months ended March 31, 2007 was primarily attributable to increased external development expenses of $1.3 million, primarily associated with our diabetic neuropathy program, increased personnel and lab supply expenses of $374,000 and $246,000, respectively, due to increased headcount. Stock-based compensation was comparable for three months ended March 31, 2007 and 2006.
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
     General and administrative expenses were $2.0 million in the three months ended March 31, 2007, as compared to $1.8 million during the corresponding period in 2006. This increase is primarily related to increased patent prosecution and corporate legal expenses of $126,000 and $81,000, respectively. Stock-based compensation was comparable for three months ended March 31, 2007 and 2006.
Interest and Other Income, net

	Three months ended March 31,
	(in thousands, except percentage values)
	2007	2006	Change	%
Interest and other income, net	$648	$464	$184	40%
     Interest and other income, net, increased to $648,000 for the three months ended March 31, 2007 from $464,000 in the corresponding period in 2006. The increase was primarily related to higher interest income of $212,000 related to higher average investment balances during the quarter ended March 31, 2007 from the June 2006 equity financing. In addition, a foreign currency translation gain of $7,000 was recorded during the quarter ended March 31, 2007 versus a foreign currency translation gain of $35,000 during the corresponding quarter in 2006.
Liquidity and Capital Resources
     Since inception, we have financed our operations primarily through the sale of equity securities, payments from corporate collaborators, federal government research grants and financing activities such as a bank line of credit. As of March 31, 2007, we had cash, cash equivalents, investments and interest receivable totaling $49.0 million.
     Net cash used in operating activities was $5.4 million for the three months ended March 31, 2007. Net cash used consisted of the net loss for the three-month period of $5.4 million. Net cash used for operating activities was $4.3 million for the three months ended March 31, 2006. Net cash used consisted primarily of the net loss for the three month period of $2.7 million and a net change of $2.0 million in operating assets and liabilities. This was partially offset by stock-based compensation charges of $451,000 and depreciation and amortization of $49,000.
     Net cash provided by investing activities was $3.6 million for the three months ended March 31, 2007 and was primarily due to cash proceeds associated with maturities of investments of $22.5 million partially offset by cash used to purchase investments and fixed assets of $18.8 million and $126,000, respectively. Net cash used in investing activities was $886,000 for the three months ended March 31, 2006 and was primarily comprised of cash used to purchase investments and fixed assets of $6.2 million and 214,000, respectively partially offset by proceeds associated with maturities of investments of $5.5 million.
     Net cash provided by financing activities for the three-month period ended March 31, 2007 and 2006 was $68,000 and $65,000, respectively. Proceeds from both years were solely related to proceeds from issuance of common stock related to stock options exercises.
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
Our market risks at March 31, 2007 have not changed materially from those discussed in Item 7A of our Form 10-K for the year ended December 31, 2006 on file with the Securities and Exchange Commission.
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
     Our potential therapeutic products are subject to a lengthy and uncertain regulatory process, and we may encounter unanticipated toxicity or adverse events or fail to demonstrate efficacy, causing us to delay, suspend or terminate the development of a ZFP Therapeutics. If these potential products are not approved, we will not be able to commercialize those products. The FDA must approve any human therapeutic product before it can be marketed in the United States. The process for receiving regulatory approval is long and uncertain, and a potential product may not withstand the rigors of testing under the regulatory approval processes.
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
     If our competitors develop, acquire, or market technologies or products that are more effective than ours, this would reduce or eliminate our commercial opportunity. Any products that we or our collaborators or strategic partners develop by using our ZFP technology platform will enter into highly competitive markets. Even if we are able to generate ZFP Therapeutics that are safe and effective for their intended use, competing technologies may prove to be more effective or less expensive, which, to the extent these competing technologies achieve market acceptance, will limit our revenue opportunities. In some cases, competing technologies have proven to be satisfactorily effective and less expensive, as has been the case with technologies competitive with our Enabling Technology. The effectiveness of these competing products has reduced the revenues generated by our Enabling Technology. Competing technologies may include other methods of regulating gene expression or modifying genes. ZFP TFs and ZFNs have broad application in the life sciences and compete with a broad array of new technologies and approaches being applied to genetic research by many companies. Competing proprietary technologies with our product development focus include:
•	For ZFP Therapeutics:
•	small molecule drugs;

•	monoclonal antibodies;

•	recombinant proteins;

•	gene therapy /cDNAs;

•	antisense; and

•	siRNA approaches.
•	For our Enabling Technology Applications:
•	For protein production: gene amplification, meganucleases, insulator technology, mini-chromosomes;

•	For target validation: antisense, siRNA; and

•	For plant agriculture: recombination approaches, mutagenesis approaches, meganucleases, mini-chromosomes.
•	In addition to possessing competing technologies, our competitors include biotechnology companies with:
•	substantially greater capital resources than ours;

•	larger research and development staffs and facilities than ours; and

•	greater experience in product development and in obtaining regulatory approvals and patent protection.
•	These organizations also compete with us to:
•	attract qualified personnel;

•	attract parties for acquisitions, joint ventures or other collaborations; and

•	license the proprietary technologies of academic and research institutions that are competitive with our technology, which may preclude us from pursuing similar opportunities.

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
     We anticipate continuing to incur operating losses for the next several years. If material losses continue for a significant period, we may be unable to continue our operations. We have incurred operating losses since we began operations in 1995. The extent of our future losses and the timing of profitability are uncertain, and we expect to incur losses for the foreseeable future. We have been engaged in developing our ZFP TF technology since inception, which has and will continue to require significant research and development expenditures. In June 2006, in an underwritten public offering and pursuant to an effective registration statement, we sold 3,100,000 shares of common stock at a public offering price of $6.75 per share, resulting in net proceeds of approximately $20.15 million after deducting underwriter’s discount. In November 2005, we completed a registered direct offering to institutional and strategic investors for a total of 5,080,000 shares of common stock at a price of $3.85 per share to the investors, resulting in net proceeds to Sangamo of approximately $18.2 million. To date, we have generated all other revenue from Enabling Technology collaborations, strategic partnering agreements, federal government research grants and grants awarded by research foundations. As of March 31, 2007, we had an accumulated deficit of approximately $133.6 million. We expect to incur losses for the foreseeable future. These losses will increase as we expand and extend our research and development activities into human therapeutic product development. If the time required to generate significant product revenues and achieve profitability is longer than we currently anticipate or if we are unable to generate liquidity through equity financing, we may not be able to sustain our operations.
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
     Our stock price has been volatile and may continue to be volatile, which could result in substantial losses for investors. During the quarter ended March 31, 2007, our stock price range from a low of $6.22 to high of $8.85. During the past two years, our common stock price has fluctuated significantly, ranging from a low of $4.10 to a high of $8.00 during the year ended December 31, 2006, and a low of $3.46 to a high of $6.49 during the year ended December 31, 2005. Volatility in our common stock could cause stockholders to incur substantial losses. An active public market for our common stock may not be sustained, and the market price of our common stock may continue to be highly volatile. The market price of our common stock has fluctuated significantly in response to the following factors, some of which are beyond our control:
•	announcements by us about the development and commercialization status of ZFP Therapeutics;

•	changes in market valuations of similar companies;

•	deviations in our results of operations from the guidance given by us or estimates of securities analysts;

•	announcements by us or our competitors of new or enhanced products, technologies or services or significant contracts, acquisitions, strategic relationships, joint ventures or capital commitments;

•	regulatory developments;

•	additions or departures of key personnel;

•	future sales of our common stock or other securities by the Company, management or directors;

•	future sale or liquidation of our common stock by institutional investors with large holding of our stock; and

•	decreases in our cash balances.
     Our common stock is relatively thinly traded, which means large transactions in our common stock may be difficult to conduct in a short time frame. We have a relatively low volume of daily trades in our common stock on the Nasdaq Global Market. For example, the average daily trading volume in our common stock on the Nasdaq Global Market over the ten-day trading period prior to April 24 , 2007 was approximately 252,690 shares per day. Any large transactions in our common stock may be difficult to conduct and may cause significant fluctuations in the price of our common stock.
     Failure to attract, retain, and motivate skilled personnel and cultivate key academic collaborations will delay our product development programs and our research and development efforts. We are a small company with 80 full-time employees as of April 30, 2007 and our success depends on our continued ability to attract, retain, and motivate highly qualified management and scientific personnel and our ability to develop and maintain important relationships with leading research and academic institutions and scientists. Competition for personnel and academic and other research collaborations is intense. The success of our technology development programs depends on our ability to attract and retain highly trained personnel. We have experienced a rate of employee turnover that we believe is typical of emerging biotechnology companies. If we lose the services of personnel with the necessary skills, it could significantly impede the achievement of our research and development objectives. We are not presently aware of any plans of specific employees to retire or otherwise leave the company. If we fail to negotiate additional acceptable collaborations with academic and other research institutions and scientists, or if our existing collaborations are unsuccessful, our ZFP Therapeutic development programs may be delayed or may not succeed.
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
     Third parties have challenged some of our intellectual property and we expect they will continue to do so. We may not be successful in defending all of our intellectual property that is challenged which could impede our ability to conduct our business and exclude potential competitors from using our technology. One of our licensed patents, European Patent No. 0 682 699, entitled “Functional Domains in Flavobacterium Okeanokoites Restriction Endonuclease” was granted on May 7, 2003 and contained claims covering technologies used in our programs in targeted recombination, targeted integration and gene correction. In December 2005, an interlocutory decision revoking this patent was issued by the European Patent Office and in March 2007, the European Patent Office upheld its decision. We do not believe this decision will have a material impact on our ongoing ability, both in Europe and the United States, to exclude potential competitors in the fields of ZFNs and to develop, partner and commercialize our ZFP technology.
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
     Anti-takeover provisions in our certificate of incorporation and Delaware law could make an acquisition of the Company more difficult and could prevent attempts by our stockholders to remove or replace current management. Anti-takeover provisions of Delaware law, our certificate of incorporation and our bylaws may discourage, delay or prevent a change in control of our company, even if a change in control would be beneficial to our stockholders. In addition, these provisions may frustrate or prevent any attempts by our stockholders to replace or remove our current management by making it more difficult for stockholders to replace members of our board of directors. In particular, under our certificate of incorporation our board of directors may issue up to 5,000,000 shares of preferred stock with rights and privileges that might be senior to our common stock, without the consent of the holders of the common stock. Moreover, without any further vote or action on the part of the stockholders, the board of directors would have the authority to determine the price, rights, preferences, privileges, and restrictions of the preferred stock. This preferred stock, if it is ever issued, may have preference over, and harm the rights of, the holders of common stock. Although the issuance of this preferred stock would provide us with flexibility in connection with possible acquisitions and other corporate purposes, this issuance may make it more difficult for a third party to acquire a majority of our outstanding voting stock. Similarly, our authorized but unissued common stock is available for future issuance without stockholder approval.

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
     From the time of receipt through March 31, 2007, Sangamo has used the net proceeds from its initial public offering, registered direct offering and underwritten public offering of common stock to invest in short-term and long-term, interest bearing, investment-grade securities and has used its existing cash balances to fund general operations. The proceeds are being used for general corporate purposes, including working capital and product development. A portion of the net proceeds will also be used to acquire or invest in complementary businesses or products or to obtain the right to use complementary technologies. Sangamo has no agreements or commitments with respect to any such acquisition and is not currently engaged in any material negotiations with respect to any such transaction.

ITEM 6. EXHIBITS
     (a) Exhibits:

31.1	Rule 13a — 14(a) Certification by President and Chief Executive Officer

31.2	Rule 13a — 14(a) Certification by Principal Financial and Accounting Officer

32.1	Certification Pursuant to 18 U.S.C. Section 1350.

SIGNATURES
     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
SANGAMO BIOSCIENCES, INC. Dated: May 7, 2007

/s/ Greg S. Zante
Greg S. Zante
Vice President, Finance and Administration
(Principal Financial and Accounting Officer)