Form 10-Q
period 2007-06-30
SANGAMO BIOSCIENCES INC
filed 2007-08-09
CIK 1001233

FORM 10-Q
UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007
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
Yes  ☐  No ☑
     As of July 27, 2007, 39,658,307 shares of the issuer’s common stock, par value $0.01 per share, were outstanding.

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
EXHIBIT 10.1
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32.1
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

PART 1. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
SANGAMO BIOSCIENCES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	June 30,	December 31,
	2007	2006 (1)
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$9,672	$12,702
Marketable securities	34,895	41,218
Interest receivable	18	55
Accounts receivable	160	487
Prepaid expenses	1,009	594

Total current assets	45,754	55,056
Property and equipment, net	1,133	675
Other assets	49	49

Total assets	$46,936	$55,780

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued liabilities	$2,768	$1,726
Accrued compensation and employee benefits	644	878
Deferred revenue	2,861	2,596

Total current liabilities	6,273	5,200
Deferred revenue, non current portion	729	1,875

Total liabilities	7,002	7,075

Stockholders’ equity:
Common stock, $0.01 par value; 80,000,000 shares authorized, 35,242,359 and 35,045,398 shares issued and outstanding at June 30, 2007 and December 31, 2006, respectively	352	350
Additional paid-in capital	178,264	176,513
Accumulated deficit	(138,812)	(128,272)
Accumulated other comprehensive income	130	114

Total stockholders’ equity	39,934	48,705

Total liabilities and stockholders’ equity	$46,936	$55,780

(1)	Amounts derived from Audited Consolidated Financial Statements dated December 31, 2006 filed as a part of our 2006 Annual Report on Form 10-K.
See accompanying notes.

SANGAMO BIOSCIENCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2007	2006	2007	2006
Revenues:
Collaboration agreements	$1,461	$1,431	$2,611	$3,304
Research grants	1,123	346	1,395	609

Total revenues	2,584	1,777	4,006	3,913
Operating expenses:
Research and development	6,309	4,028	11,739	7,617
General and administrative	2,113	1,821	4,112	3,576

Total operating expenses	8,422	5,849	15,851	11,193

Loss from operations	(5,838)	(4,072)	(11,845)	(7,280)
Interest and other income, net	657	745	1,305	1,209

Net loss	$(5,181)	$(3,327)	$(10,540)	$(6,071)

Basic and diluted net loss per share	$(0.15)	$(0.11)	$(0.30)	$(0.20)

Shares used in computing basic and diluted net loss per share	35,136	31,312	35,097	30,959

See accompanying notes.

SANGAMO BIOSCIENCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six months ended
	June 30,
	2007	2006
Operating Activities:
Net loss	$(10,540)	$(6,071)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	110	92
Amortization of premium on investments	(953)	(108)
Realized (gain) / loss on investments	16	(29)
Stock-based compensation	1,074	950
Changes in operating assets and liabilities:
Interest receivable	37	48
Accounts receivable	327	743
Prepaid expenses and other assets	(415)	(348)
Accounts payable and accrued liabilities	1,042	(581)
Accrued compensation and employee benefits	(234)	(331)
Deferred revenue	(881)	(2,594)

Net cash used in operating activities	(10,417)	(8,229)

Investing Activities:
Purchases of investments	(36,375)	(16,016)
Maturities of investments	43,651	14,243
Purchases of property and equipment	(568)	(137)

Net cash provided by / (used in) investing activities	6,708	(1,910)

Financing Activities:
Proceeds from issuance of common stock	679	20,470

Net cash provided by financing activities	679	20,470
Net (decrease)/increase in cash and cash equivalents	(3,030)	10,331
Cash and cash equivalents, beginning of period	12,702	18,507

Cash and cash equivalents, end of period	$9,672	$28,838

See accompanying notes.

SANGAMO BIOSCIENCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
June 30, 2007
NOTE 1-BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
BASIS OF PRESENTATION
     The accompanying unaudited condensed consolidated financial statements of Sangamo Biosciences, Inc. (“Sangamo” or the “Company”) have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The condensed consolidated financial statements include the accounts of Sangamo and its wholly-owned subsidiary, Gendaq Limited, after elimination of all material intercompany balances and transactions. Operating results for the six months ended June 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007. These financial statements should be read in conjunction with the financial statements and footnotes thereto for the year ended December 31, 2006, included in Sangamo’s Form 10-K as filed with the SEC.
USE OF ESTIMATES AND CLASSIFICATIONS
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
STOCK-BASED COMPENSATION
     Employee stock-based compensation expenses recognized in the three-month and six-month periods ended June 30, 2007 and 2006 were calculated based on awards ultimately expected to vest and has been reduced for estimated forfeitures. FAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.
     The following table shows total stock-based employee compensation expense included in the condensed consolidated statement of operations for the three-month and six-month periods ended June 30, 2007 and 2006 (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2007	2006	2007	2006

Costs and expenses:
Research and development	$325	$310	$668	$627
General and administrative	202	184	398	297

Total stock-based compensation expense	$527	$494	$1,066	$924

There was no capitalized stock-based employee compensation cost as of June 30, 2007 and 2006. There were no recognized tax benefits during the three month and six month periods ended June 30, 2007 and 2006.
As of June 30, 2007, total compensation cost related to nonvested stock options to be recognized in future periods was $5.6 million, which is expected to be expensed over a weighted average period of 48 months.
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
The weighted—average assumptions used for estimating the fair value of the employee stock options are as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2007	2006	2007	2006

Risk-free interest rate	4.99%	5.10%	4.58-4.99%	5.00-5.02%
Expected life of option	6.25 years	6.25 years	6.25 years	6.25 years
Expected dividend yield of stock	0.0%	0.0%	0.0%	0.0%
Expected volatility	.92	.97	.92-.93	.91-.97

The weighted—average assumptions used for estimating the fair value of the employees’ purchase rights are as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2007	2006	2007	2006

Risk-free interest rate	3.60-5.10%	4.75-5.17%	3.60-5.10%	4.75-5.17%
Expected life of option	0.5-2 years	0.5-2 yrs	.5-2 yrs	0.5-2 yrs
Expected dividend yield of stock	0.0	0.0	0.0	0.0
Expected volatility	.46-.77	.41-.98	.46-.77	.41-.98
Stock Option Activity
A summary of Sangamo’s stock option activity follows:

	Options Outstanding
	Shares Available		Weighted-Average	Weighted Average
	for Grant of	Number of	Exercise per	Remaining
	Options	Shares	Share Price	Contractual Term

Balance at January 1, 2007	3,625,021	4,147,812	$5.64
Options granted	(391,250)	391,250	$7.10
Options exercised	—	(135,766)	$3.82
Options canceled	187,894	(187,894)	$5.90

Balance at June 30, 2007	3,421,665	4,215,402	$5.86	6.26

Options exercisable at June 30, 2007		2,618,931	$5.86	4.76
There were no shares subject to Sangamo’s right of repurchase as of June 30, 2007. The intrinsic value of options exercised were $382,000 and $269,000 for the three months ended June 30, 2007 and 2006, respectively, and $463,000 and $1,059,000 for the six months ended June 30, 2007 and 2006, respectively.
The weighted-average estimated fair value per share of options granted during the three months and six months ended June 30, 2007 and 2006 were $5.74 and $5.80, respectively, and $5.58 and $5.44, respectively, based upon the assumptions in the Black-Scholes valuation model described above.
The weighted-average estimated fair value per share of employee purchase rights during the three months and six months ended June 30, 2007 and 2006 were $2.36 and $2.23, respectively, and $2.36 and $2.17, respectively, based upon the assumptions in the Black-Scholes valuation model described above.
The following table summarizes information with respect to stock options outstanding at June 30, 2007:

	Options Outstanding
		Weighted Average
		Remaining
	Number	Contractual Life
Range of Exercise Price	of Shares	(In Years)
$0.05 — $0.17	431,583	0.89
$0.23 — $3.87	440,133	5.94
$3.95 — $4.11	549,196	8.15
$4.15 — $5.18	224,148	6.98
$5.19 — $5.19	453,996	6.76
$5.30 — $6.77	241,396	6.93
$6.82 — $6.82	450,000	9.45
$6.88 — $7.49	812,750	6.77
$7.56 — $14.60	509,200	4.88
$14.87 — $38.00	103,000	3.61

	4,215,402	6.26

At June 30, 2007, the aggregate intrinsic values of the outstanding and exercisable options were $11.7 million and $8.1 million, respectively.
Sangamo did not grant any stock option to consultants during the three months ended June 30, 2007. The Company granted 10,000 nonqualified stock options in July 2006. The options generally vest over four years at a rate of 25 percent one year from grant date and one-thirty-sixth per month thereafter and expire ten years after the grant date. The fair value of these options was determined using the Black-Scholes Merton model. Total nonqualified stock-based compensation expense was $4,000 and $5,000 for the three month periods ended June 30, 2007 and 2006, respectively, and $8,000 and $26,000 for the six month periods ended June 30, 2007 and 2006, respectively.
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
     Because Sangamo is in a net loss position, diluted earnings (loss) per share excludes the effects of common stock equivalents consisting of options, which are all antidilutive. Had Sangamo been in a net income position, diluted earnings (loss) per share would have included the shares used in the computation of basic net loss per share as well as an additional 2,214,731 shares and 1,898,378 shares for the six months ended June 30, 2007 and 2006, respectively, related to outstanding options.
NOTE 3-COMPREHENSIVE LOSS
          Comprehensive loss is comprised of net loss and other comprehensive income (loss). Other comprehensive loss includes certain changes in stockholders’ equity that are excluded from net loss, which includes unrealized gains and losses on our available-for-sale securities. Comprehensive loss and its components are as follows (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2007	2006	2007	2006

Net loss	$(5,181)	$(3,327)	$(10,540)	$(6,071)
Changes in unrealized gain (loss) on securities available-for-sale	18	(18)	16	(29)

Comprehensive loss	$(5,163)	$(3,345)	$(10,524)	$(6,100)

NOTE 4-MAJOR CUSTOMERS, PARTNERSHIPS AND STRATEGIC ALLIANCES
Enabling Technology Collaborations for Pharmaceutical Protein Production
     On April 27, 2007, Sangamo entered into a research and license agreement with the Genentech, Inc. to provide Genentech with access to Sangamo’s proprietary zinc finger DNA-binding protein technology. Under the agreement, Sangamo will design and engineer ZFP nucleases for Genentech to evaluate and potentially use to generate cell lines with Novel characteristics for protein pharmaceutical production purpose. Upon successful development of such ZFNs, Sangamo will transfer these ZFNs and the modified cell lines to Genentech and will provide technical support to Genentech with respect to the use of the transferred ZFN technology. In consideration for the rights and licenses granted to Genentech, as well as Sangamo’s development efforts, Genentech has paid Sangamo an upfront fee and initial technology access fee. Genentech will also pay an ongoing annual technology access fee. Genentech has also agreed to make certain payments upon on achievement of specified milestones relating to the research of ZFNs and the development and commercialization of products manufactured using a modified cell line created by ZFN technology or any other technology covered by Sangamo’s intellectual property rights.
     On December 2004, we announced a research collaboration agreement with Pfizer Inc to use our ZFP technology to develop enhanced cell lines for protein pharmaceutical production. The scope of this agreement was expanded in December 2006 and provided further research funding from Pfizer to develop additional cell lines for enhanced protein production. Under the terms of the agreement, Pfizer is funding research at Sangamo and Sangamo will provide our proprietary ZFP technology for Pfizer to assess its feasibility for use in mammalian cell-based protein production. We are generating novel cell lines for enhanced protein production as well as novel technology for rapid creation of new production cell lines. Revenues attributable to collaborative research and development performed under the Pfizer agreement were $25,000 and $157,000 during the three months ended June 30, 2007 and 2006, respectively. Revenues for the six-month periods ended June 30, 2007 and 2006 were $50,000 and $307,000, respectively. Related research and development costs and expenses performed under the Pfizer agreement were $113,000 and $98,000 during the three months ended June 30, 2007 and 2006, respectively, and $247,000 and $155,000 during the six months ended June 30, 2007 and 2006, respectively.
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
     The Research License and Commercial Option Agreement will terminate automatically if DAS fails to exercise its option for a commercial license by the end of the initial three-year research term. DAS may also terminate the agreement at the end of the second year of the initial research term if the joint committee overseeing the research determines that disappointing research results have made it unlikely that DAS will exercise the option; we are guaranteed to receive $4.0 million in research funding from DAS prior to such a termination. Following DAS’s exercise of the option and payment of the exercise fee, DAS may terminate the agreement at any time. In addition, each party may terminate the agreement upon an uncured material breach of the other party. In the event of any termination of the agreement, all rights to use our ZFP technology will revert to us, and DAS will no longer be permitted to practice our ZFP technology or to develop or, except in limited circumstances, commercialize any products derived from our ZFP technology. Revenues related to the research license under the DAS agreement are being recognized ratably over the initial three-year research term of the agreement and were $625,000 during both the three months ended June 30, 2007 and 2006 and $1.3 million during both the six months ended June 30, 2007 and 2006. Revenues attributable to collaborative research and development performed under the DAS agreement were $500,000 during both the three months ended June 30, 2007 and 2006 and $1.0 million during both the six months ended June 30, 2007 and 2006. Revenues attributable to milestone payments were $290,000 during both the three and six month periods ended June 30, 2007. Related costs and expenses incurred under the DAS agreement were $500,000 during both the three months ended June 30, 2007 and 2006 and $1.0 million and $1.4 million during the six months ended June 30, 2007 and 2006, respectively.

Funding from Research Foundations
The Michael J. Fox Foundation
     On January 23, 2007, Sangamo announced a partnership with the Michael J. Fox Foundation (MJFF) to provide financial support of Sangamo’s ZFP TFsTM to activate the expression of glial cell line-derived neurotrophic factor (GDNF) that has shown promise in preclinical testing to slow or stop the progression of Parkinson’s disease. Under the agreement with MJFF and subject to its terms and conditions, MJFF will pay the Company $950,000 award over a period of two years. Revenues attributable to research and development performed under the MJFF partnership were $134,000 and $184,000 during the three months and six months ended June 30, 2007, respectively. Related costs and expenses incurred under the MJFF partnership were $134,000 and $184,000 during the three month and six month periods ended June 30, 2007, respectively.
The Juvenile Diabetes Research Foundation International
     On October 26, 2006, we announced a partnership with the Juvenile Diabetes Research Foundation International (JDRF) to provide financial support one of Sangamo’s Phase 2 human clinical studies of SB-509, a ZFP Therapeutic that is in development for the treatment of diabetic neuropathy. Under the agreement with JDRF and subject to its terms and conditions, including the Company’s achievement of certain milestones associated with the Company’s Phase 2 clinical trial of SB-509 for the treatment of mild to moderate diabetic neuropathy, JDRF will pay the Company an aggregate amount of up to $3.0 million. After the first commercial launch of SB-509 in a major market, JDRF has the right to receive, subject to certain limitations, annual payments from us, until such time when the total amount paid to JDRF, including payments made on account of certain licensing arrangements, equals three times the amount received by us from JDRF.
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
     During the three months and six months ended June 30, 2007, the Company received $500,000 and $1.0 million from JDRF upon the achievement of two milestones. Revenues attributable to research and development performed under the JDRF partnership were $830,000 during the three months ended June 30, 2007. Related costs and expenses incurred under the Phase 2 clinical trial of SB-509 were $764,000 and $2.0 million during the three months and six months ended June 30, 2007, respectively.
NOTE 5-STOCKHOLDERS’ EQUITY
     In December 2006, Sangamo issued 1,000,000 shares of common stock to Edwards as partial consideration for the purchase of Edwards’ angiogenesis program. The issuance was exempt for the registration requirement pursuant to Section 4(2) of the Securities Act of 1933, as amended and, Rule 506 of Regulation D promulgated pursuant to such Act. This transaction was valued at $5.8 million based on the fair value of our publicly traded stock at the closing date of the transaction less a discount for lack of marketability in the unregistered Common Stock and recorded as a research and development expense in 2006 consolidated statement of operations.
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
NOTE 7-SUBSEQUENT EVENT
     On July 20, 2007, Sangamo completed a registered direct offering to a group of institutional investors, in which Sangamo sold an aggregate of 3,278,689 shares of common stock at a price of $9.15 per share to such investors, resulting in gross proceeds of approximately $30.0 million.
     On July 10, 2007, Sangamo entered into a license agreement with Sigma-Aldrich Corporation (“Sigma”). Under the agreement, Sangamo will provide Sigma with access to Sangamo’s proprietary zinc finger DNA-binding protein (“ZFP”) technology and the exclusive right to use Sangamo ZFP technology to develop and commercialize products for use as research reagents and to offer services in the research field, excluding certain agricultural research uses that Sangamo previously licensed to Dow AgroSciences LLC. Pursuant to the agreement, Sangamo issued one million shares of common stock at a price of $7.75 per share to Sigma, resulting in gross proceeds of approximately $7.75 million and will receive an additional $5.75 million as an upfront license fee. Sangamo is also eligible to receive development and commercial milestone payments and royalties on product sales.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     The discussion in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contains trend analysis, estimates and other forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements include, without limitation, statements containing the words “believes,” “anticipates,” “expects,” “continue,” and other words of similar import or the negative of those terms or expressions. Such forward-looking statements are subject to known and unknown risks, uncertainties, estimates and other factors that may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Actual results could differ materially from those set forth in such forward-looking statements as a result of, but not limited to, the “Risk Factors” described below. You should read the following discussion and analysis along with the financial statements and notes attached to those statements included elsewhere in this report and in our annual report on Form 10-K for the year ended December 31, 2006 as filed with the SEC on March 1, 2007.
Overview
     We were incorporated in June 1995. From our inception through June 30, 2007, our activities related primarily to establishing and operating a biotechnology research and development organization and developing relationships with our corporate collaborators. Our scientific and business development endeavors currently focus on the engineering of novel zinc finger DNA binding proteins (ZFPs) for the regulation and modification of genes. We have incurred net losses since inception and expect to incur losses in the future as we continue our research and development activities. To date, we have funded our operations primarily through the issuance of equity securities, borrowings, payments from research grants and from corporate collaborators and strategic partners. As of June 30, 2007, we had an accumulated deficit of $138.8 million.
     Our revenues have consisted primarily of revenues from our corporate partners for ZFP TFs and ZFNs, contractual payments from strategic partners for research programs and research milestones, and research grant funding. We expect revenues will continue to fluctuate from period to period and there can be no assurance that new collaborations or partner fundings will continue beyond their initial terms.

     Commencing in 2005, we have placed more internal emphasis on higher-value therapeutic product development and less emphasis on non therapeutic programs. We believe this shift in emphasis has the potential to increase the return on investment to our stockholders by allocating capital resources to higher value, therapeutic product development activities. At the same time, it may reduce our revenues over the next several years and it increases our financial risk by increasing expenses associated with product development. We have filed an Investigational New Drug (IND) application with the U.S. Food and Drug Administration (FDA) and have initiated two Phase 2 clinical trials of a ZFP Therapeutic in patients with diabetic neuropathy during the first six months of 2007. Development of novel therapeutic products is costly and is subject to a lengthy and uncertain regulatory process by the FDA. Our future products are nucleic acid-based therapeutics. Adverse events in both our own clinical program and other programs in gene therapy and RNAi may have a negative impact on regulatory approval, the willingness of potential commercial partners to enter into agreements and the perception of the public.
     Research and development expenses consist primarily of salaries and related personnel expenses, including stock-based compensation, clinical trials and manufacturing cost, laboratory supplies, allocated facilities costs, subcontracted research expenses, trademark registration and technology licenses. Research and development costs incurred in connection with collaborator-funded activities are expensed as incurred. We believe that continued investment in research and development is critical to attaining our strategic objectives. We expect these expenses will increase significantly as we increase our focus on development of ZFP Therapeutics. The Company is also developing ZFNs for therapeutic gene correction and therapeutic gene modification as a treatment for certain monogenic and infectious diseases. Additionally, in order to develop ZFP TFs and ZFNs as commercially relevant therapeutics, we expect to expend additional resources for expertise in the manufacturing, regulatory affairs and clinical research aspects of biotherapeutic development.
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

Stock-Based Compensation
     On January 1, 2006, we began accounting for employee stock-based compensation in accordance with FAS 123R. Under the provisions of FAS 123R, employee stock-based compensation is estimated at the date of grant based on the employee stock award’s fair value using the Black-Scholes option-pricing model and is recognized as expense ratably over the requisite service period in a manner similar to other forms of compensation paid to employees. The Black-Scholes option-pricing model requires the use of certain subjective assumptions. The most significant of these assumptions are our estimates of the expected volatility of the market price of our stock and the expected term of the award. We primarily base our determination of expected volatility through our assessment of the historical volatility of our Common Stock. We do not believe that we are able to rely on our historical exercise and post-vested termination activity to provide accurate data for estimating our expected term for use in determining the fair value of these options. Therefore, as allowed by Staff Accounting Bulletin (SAB) No. 107, Share-Based Payment, we have opted to use the simplified method for estimating our expected term equal to the midpoint between the vesting period and the contractual term. As required under the accounting rules, we review our valuation assumptions at each grant date and, as a result, our valuation assumptions used to value employee stock-based awards granted in future periods may change.
As of June 30, 2007, total compensation cost related to nonvested stock options to be recognized in future periods was $5.6 million, which is expected to be expensed over a weighted average period of 48 months.
RESULTS OF OPERATIONS
Three and six months ended June 30, 2007 and 2006
Revenues

	Three months ended June 30,				Six months ended June 30,
	(in thousands, except percentage values)				(in thousands, except percentage values)
	2007	2006	Change	%	2007	2006	Change	%
Revenues:
Collaboration agreements	$1,461	$1,431	$30	2%	$2,611	$3,304	$(693)	(21%)
Research grants	1,123	346	777	(225%)	1,395	609	786	129%

Total revenues	$2,584	$1,777	$807	(45%)	$4,006	$3,913	$93	2%

     Total revenues increased to $2.6 million for the three months ended June 30, 2007 from $1.8 million in the corresponding period in 2006. The increase for the three months ended June 30, 2007 was principally due to revenues of $830,000 in connection with our JDRF grant. Total revenues increased to $4.0 million for the six months ended June 30, 2007 from $3.9 million in the corresponding period in 2006. The increase for the six months ended June 30, 2007 was principally due to revenues of $830,000 in connection with our JDRF grant, offset by decreased collaboration-related revenues of approximately $300,000, $257,000 and $158,000 from Johnson & Johnson, Pfizer and DAS, respectively. We anticipate continued revenues from collaboration agreements through the end of 2008, and we have applied for, and plan to continue to apply for, research grants in the future to support the development of applications of our technology platform. Although we have negotiated collaboration agreements and received research grants in the past, we cannot assure you that these efforts will be successful in the future.

Operating Expenses

	Three months ended June 30,				Six months ended June 30,
	(in thousands, except percentage values)				(in thousands, except percentage values)
	2007	2006	Change	%	2007	2006	Change	%
Operating Expenses:
Research and development	$6,309	$4,028	$2,281	57%	$11,739	$7,617	$4,122	54%
General and administrative	2,113	1,821	292	16%	4,112	3,576	536	15%

Total expenses	$8,422	$5,849	$2,573	44%	$15,851	$11,193	$4,658	42%

Research and development
     Over the past three fiscal years, research and development expenses have consisted primarily of salaries and related personnel expenses including stock-based compensation as well as clinical trials and manufacturing cost, laboratory supplies, allocated facilities costs, subcontracted research expenses, trademark registration and technology licenses. We expect to continue to devote substantial resources to research and development in the future and expect research and development expenses to increase in the next several years if we are successful in advancing our ZFP Therapeutic product candidates into and through clinical trials. To the extent we collaborate with others with respect to clinical trials, increases in research and development expenses may be reduced or avoided.
     Research and development expenses for the second quarter of 2007 increased to $6.3 million compared to $4.0 million for the second quarter of 2006. The increase in research and development expenses for the three months ended June 30, 2007 was primarily attributable to increased external development expenses of $1.2 million, primarily associated with clinical trials and manufacturing cost of our diabetic neuropathy program, and increased personnel and laboratory supply expenses of $427,000 and $329,000, respectively, primarily due to increased headcount, and increased facility-related and licensing expenses of $124,000 and $114,000, respectively. Research and development expenses for the first six months of 2007 increased to $11.7 million compared to $7.6 million for the corresponding period of 2006. The increase in research and development expenses for the six months ended June 30, 2007 was primarily attributable to increased external development expenses of $2.3 million, primarily associated with clinical trials and manufacturing cost of our diabetic neuropathy program, increased personnel and laboratory supply expenses of $801,000 and $574,000, respectively, due to increased headcount, and increased facility-related expenses of $189,000.
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
     General and administrative expenses were $2.1 million for the three months ended June 30, 2007, as compared to $1.8 million during the corresponding period of 2006. This increase is primarily related to increased professional service-related expenses of $228,000. General and administrative expenses were $4.1 million for the six months ended June 30, 2007, as compared to $3.6 million during the corresponding period of 2006. This increase is primarily related to increased expenses related to professional services and employee stock-based compensation of $430,000 and $101,000, respectively.
Interest income, net

	Three months ended June 30,				Six months ended June 30,
	(in thousands, except percentage values)				(in thousands, except percentage values)
	2007	2006	Change	%	2007	2006	Change	%
Interest and other income, net	$657	$745	$(88)	(12%)	$1,305	$1,208	$97	8%
     Interest and other income, net, decreased to $657,000 for the three months ended June 30, 2007 from $745,000 in the corresponding period in 2006. The decrease was primarily related to a decrease of foreign currency translation gain of $59,000 during the quarter ended June 30, 2007. Interest and other income, net, increased to $1.3 million for the six months ended June 30, 2007 from $1.2 million in the corresponding period of 2006. The increase was primarily related to a increase interest income of $184,000 related to higher average investment balances during the six months ended June 30, 2007 from the June 2006 equity financing. This increase was partially offset by a decrease foreign currency translation gain of $86,000 during the six months ended June 30, 2007.

Liquidity and Capital Resources
Since inception, we have financed our operations primarily through the sale of equity securities, payments from corporate collaborators, research grants and financing activities such as a bank line of credit. As of June 30, 2007, we had cash, cash equivalents, investments and interest receivable totaling $44.6 million. On May 18, 2007, we entered into a sales agreement with Cantor Fitzgerald & Co., as sales agent, pursuant to which we may issue and sell, from time to time through Cantor Fitzgerald & Co, up to 3,000,000 shares of common stock. No shares of common stock have been sold under this agreement. On July 10, 2007, in connection with a license agreement with Sigma, Sangamo issued one million shares of common stock at a price of $7.75 per share to Sigma, resulting in gross proceeds of approximately $7.75 million and will receive an additional $5.75 million as an upfront license fee. On July 20, 2007, Sangamo completed a registered direct offering to a group of institutional investors, in which Sangamo sold an aggregate of 3,278,689 shares of common stock at a price of $9.15 per share to such investors, resulting in net proceeds of approximately $28.0 million.
     Net cash used for operating activities was $10.4 million for the six months ended June 30, 2007. Net cash used consisted of the net loss for the six-month period of $10.5 million, amortization of premium on investment of $953,000 and a net change of $124,000 in operating assets and liabilities. This was partially offset by stock-based compensation charges of $1.1 million and depreciation and amortization of $110,000. Net cash used for operating activities was $8.2 million for the six months ended June 30, 2006. Net cash used consisted primarily of the net loss for the six-month period of $6.1 million, a net change of $3.1 million in operating assets and liabilities and amortization of premium on investment of $108,000. This was partially offset by stock-based compensation charges of $950,000 and depreciation and amortization of $92,000.
     Net cash provided by investing activities was $6.7 million for the six months ended June 30, 2007 and was primarily comprised of proceeds associated with maturities of investments $43.7 million, partially offset by cash used to purchase investments and fixed assets of $36.4 million and $568,000, respectively. Net cash used in investing activities was $1.9 million for the six months ended June 30, 2006 and was primarily comprised of cash used to purchase investments and fixed assets of $16.0 million and $137,000, respectively, partially offset by cash proceeds associated with maturities of investments of $14.2 million.
     Net cash provided by financing activities for the six-month period ended June 30, 2007 was $679,000. Proceeds were solely related to proceeds from the issuance of common stock related to stock option exercises. Net cash provided by financing activities for the six month period ended June 30, 2006 was $20.5 million. In June 2006, in an underwritten public offering and pursuant to an effective registration statement, we sold 3,100,000 shares of common stock at a price of $6.75 per share, resulting in net proceeds of approximately $20.15 million after deducting underwriter’s discount. All other cash provided by financing activities for the first six months of 2006 were related to proceeds from the issuance of common stock related to stock option exercises.
     While we expect our rate of cash usage to increase in the future, in particular, in support of our product development endeavors, we believe that the available cash resources, funds received from corporate collaborators, strategic partners and research grants will be sufficient to finance our operations through 2009. We may need to raise additional capital to fund our ZFP Therapeutic development activities. Additional capital may not be available in terms acceptable to us, or at all. If adequate funds are not available, our business and our ability to develop our technology and our ZFP Therapeutic products would be harmed.
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
Our market risks at June 30, 2007 have not changed materially from those discussed in Item 7A of our Form 10-K for the year ended December 31, 2006 on file with the Securities and Exchange Commission.

ITEM 4. CONTROLS AND PROCEDURES
     (a) Evaluation of Disclosure Controls and Procedures
The Company’s management, with the participation of the Company’s Chief Executive Officer and Principal Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) or 15d-15(e)) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Principal Financial Officer concluded that the Company’s disclosure controls and procedures as of the end of the period covered by this report are functioning effectively to provide reasonable assurance that the information required to be disclosed by the Company in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Principal Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
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
     We have increased the focus of our research and development programs on human therapeutics, which will increase operating expenditures and the uncertainty of our business. We are increasing the emphasis and focus of our internal research and development activities on ZFP Therapeutics and have fewer resources invested in non therapeutic programs. In the short term, this change may reduce our revenues and increase operating expenditures due to larger financial outlays to fund preclinical studies, manufacturing, and clinical research. The focus on ZFP Therapeutics will also increase the visibility of our lead therapeutic programs and the potential impact on the stock price of news releases relating to these programs.
     We are conducting proprietary research to discover ZFP Therapeutic product candidates. These programs increase our financial risk of product failure, may significantly increase our research expenditures, and may involve conflicts with our collaborators and strategic partners. Our proprietary research programs consist of research which is funded largely by the Company and where the Company retains exclusive rights to therapeutic products generated by the research. This is in contrast to certain of our non therapeutic programs that may be funded by corporate partners and in which we may share in the value of any resulting products. We have conducted proprietary research since our inception; however, in the past several years, our strategy has shifted toward placing greater emphasis on proprietary research and therapeutic development and we expect this trend will continue in 2007 as we prosecute our first Phase 2 clinical trials and bring new ZFP Therapeutics into clinical trials. Conducting proprietary research programs may not generate corresponding revenue and may create conflicts with our collaborators or strategic partners. The implementation of this strategy will involve substantially greater business risks, the expenditure of significantly greater funds than our historic research activities and will require substantial commitments of time from our management and staff.
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
     We have initiated two Phase 2 clinical trials in our lead ZFP Therapeutic program, and ZFP Therapeutics have undergone limited testing in humans. We have completed enrollment and treatment of the patients in a Phase 1 clinical trial of SB-509 for diabetic neuropathy and thus far have not observed any serious drug-related adverse events. However if our lead ZFP Therapeutic fails one of its initial safety studies, it could reduce our ability to attract new investors and corporate partners. In January 2005, we filed an IND with the FDA for SB-509, a ZFP TF activator of VEGF-A, for the treatment of mild to moderate diabetic neuropathy. We have completed enrollment and treatment of a Phase 1, single blind, dose-escalation trial to measure the laboratory and clinical safety of SB-509 and initiated a Phase 2 clinical trial for this indication. In addition, Phase 1 clinical trials of an identical ZFP TF has been carried out in subjects with peripheral artery disease. These early studies of a ZFP Therapeutic are a highly visible test of our ZFP Therapeutic approach. Since we have increased our focus on ZFP Therapeutic research and development, investors will increasingly assess the value of our technology based on the continued progress of ZFP Therapeutic products into and through clinical trials. If the initial safety study of our lead therapeutic was halted due to safety concerns or for other reasons, this would negatively affect the value of our stock.
     The results of our Phase 1 trials are based on a small number of patients over a short period of time, and our progress may not be indicative of results in a large number of patients or of long-term efficacy. The results in early phases of clinical testing are based upon limited numbers of patients and a limited follow-up period. For example, the initial results from the Phase 1 clinical trial of our ZFP Therapeutic, SB-509, became available in the first half of 2006 and additional data were presented in June 2007. The primary end point of the trial was clinical and laboratory safety, however we collected some preliminary efficacy data that showed early evidence of clinical improvement in some subjects. Typically, our Phase 1 clinical trials for indications of safety enroll less than 50 patients. We have designed our initial Phase 2 clinical trial for safety and efficacy to enroll approximately 100 patients. Actual results with more data points may not confirm the favorable results from earlier stage trials. A number of companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in late stage clinical trials even after achieving promising results in earlier stage clinical trials. In addition, we do not yet know if early results will be reproducible. If a larger population of patients does not experience positive results, or if these results are not reproducible, our products may not receive approval from the FDA. Failure to demonstrate the safety and effectiveness of our ZFP Therapeutic products in larger patient populations could have a material adverse effect on our business that would cause our stock price to decline significantly.
     We have limited experience in conducting clinical trials. Our ZFP Therapeutics may fail to show the desired safety and efficacy in initial clinical trials. We have completed a Phase 1 trial and begun two Phase 2 clinical trials, however, the FDA will require additional clinical testing which involves significantly greater resources, commitments and expertise that may require us to enter into a collaborative relationship with a pharmaceutical company that could assume responsibility for late-stage development and commercialization.
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
     Clinical trials:
•	must be conducted in conformance with the FDA’s good clinical practices, ICH guidelines and other applicable regulations;

•	must meet requirements for institutional review board (IRB) oversight;

•	must follow Institutional Biosafety Committee (IBC) and NIH RAC guidelines where applicable;

•	must meet requirements for informed consent;

•	are subject to continuing FDA oversight;

•	may require large numbers of test subjects; and

•	may be suspended by a commercial partner, the FDA, or us at any time if it is believed that the subjects participating in these trials are being exposed to unacceptable health risks or if the FDA finds deficiencies in the IND or the conduct of these trials.

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
     While we have stated our intention to file additional IND applications and conduct additional clinical trial during the next several years, this is only a statement of intent, and we may not be able to do so because the associated product candidates may not meet the necessary preclinical requirements. In addition, there can be no assurance that, once filed, an IND application will result in the actual initiation of clinical trials.
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
     Our collaborators may control aspects of our clinical trials, which could result in delays and other obstacles in the commercialization of our proposed products. For some programs we may be dependent on third party collaborators to design and conduct our clinical trials. As a result, we may not be able to conduct these programs in the manner or on the time schedule we currently contemplate. In addition, if any of these collaborative partners withdraw support for our programs or proposed products or otherwise impair their development; our business could be negatively affected.
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
     We may be unable to license gene transfer technologies that we may need to commercialize our ZFP TF and ZFN technology. In order to regulate a gene in a cell, the ZFP TF or ZFN must be efficiently delivered to the cell. We have licensed certain gene transfer technologies for use with our non therapeutic programs, which are ZFP TFs and ZFNs used in pharmaceutical discovery research and protein production. We are evaluating these systems and other technologies that may need to be used in the delivery of ZFP TFs or ZFNs into cells for in vitro and in vivo applications, including ZFP Therapeutics. However, we may not be able to license the gene transfer technologies required to develop and commercialize our ZFP Therapeutics. We have not developed our own gene transfer technologies, and where necessary we rely on our ability to enter into license agreements to provide us with rights to the necessary gene transfer technology. The inability to obtain a license to use gene transfer technologies with entities which own such technology on reasonable commercial terms, if at all, could delay or prevent the preclinical evaluation, clinical testing, and/or commercialization of our therapeutic product candidates.
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
     Even if our technology proves to be effective, it still may not lead to commercially viable products. Even if our collaborators or strategic partners are successful in using our ZFP technology in research reagents, protein production, therapeutic development, or plant agriculture, they may not be able to commercialize the resulting products or may decide to use other methods competitive with our technology. To date, no company has received marketing approval or has developed or commercialized any therapeutic or agricultural products based on our technology. Should our technology fail to provide safe, effective, useful, or commercially viable approaches to the discovery and development of these products, this would significantly limit our business and future growth and would adversely affect our value.
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
     Adverse events in the field of gene therapy and siRNA may negatively impact regulatory approval or public perception of our potential products. Our potential therapeutic products are delivered to patients as nucleic acid-based drugs. The clinical and commercial success of our potential products will depend in part on public acceptance of the use of gene therapy and siRNA for the prevention or treatment of human diseases. Public attitudes may be influenced by claims that gene therapy is unsafe or that siRNA is ineffective, and, consequently, our products may not gain the acceptance of the public or the medical community. Negative public reaction to gene therapy in general could result in greater government regulation and stricter labeling requirements of gene therapy products, including any of our products, and could cause a decrease in the demand for any products we may develop.

     Our stock price is also influenced by public perception. Reports of serious adverse events in a retroviral gene transfer trial for infants with X-linked severe combined immunodeficiency (X-linked SCID) in France and subsequent FDA actions putting related trials on hold in the United States had a significant negative impact on the public perception and stock price of certain companies involved in gene therapy. Stock prices of these companies declined whether or not the specific company was involved with retroviral gene transfer for the treatment of infants with X-linked SCID, or whether the specific company’s clinical trials were placed on hold in connection with these events. Other potential adverse events in the field of siRNA or gene therapy may occur in the future that could result in greater governmental regulation of our potential products and potential regulatory delays relating to the testing or approval of our potential products
     We are at the development phase of operations and may not succeed or become profitable. We began operations in 1995 and are in the early phases of ZFP Therapeutic product development. We have incurred significant losses and our net losses for the past three fiscal years ended 2006, 2005 and 2004 were $17.9 million, $13.3 million and $13.8 million, respectively. To date, our revenues have been generated from non therapeutic collaborations, strategic partners, and research grants. Since 2005, we have placed more emphasis on higher-value therapeutic product development and related strategic partnerships. This shift in emphasis has the potential to increase the return on investment to our stockholders by allocating capital resources to higher value, therapeutic product development activities. At the same time, it increases our financial risk by increasing expenses associated with product development. In addition, the preclinical or clinical failure of any single product may have a significant effect on the actual or perceived value of our shares. Our business is subject to all of the risks inherent in the development of a new technology, which included the need to:
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

     If our competitors develop, acquire, or market technologies or products that are more effective than ours, this would reduce or eliminate our commercial opportunity. Any products that we or our collaborators or strategic partners develop by using our ZFP technology platform will enter into highly competitive markets. Even if we are able to generate ZFP Therapeutics that are safe and effective for their intended use, competing technologies may prove to be more effective or less expensive, which, to the extent these competing technologies achieve market acceptance, will limit our revenue opportunities. In some cases, competing technologies have proven to be satisfactorily effective and less expensive. ZFP TFs and ZFNs have broad application in the life sciences and compete with a broad array of new technologies and approaches being applied to genetic research by many companies. Competing proprietary technologies with our product development focus include:
•	For ZFP Therapeutics:
•	small molecule drugs;

•	monoclonal antibodies;

•	recombinant proteins;

•	gene therapy /cDNAs;

•	antisense; and

•	siRNA approaches.
•	For our non therapeutic Applications:
•	For protein production: gene amplification, meganucleases, insulator technology, mini-chromosomes;

•	For research reagents: antisense, siRNA; and

•	For plant agriculture: recombination approaches, mutagenesis approaches, meganucleases, mini-chromosomes.
•	In addition to possessing competing technologies, our competitors include biotechnology companies with:
•	substantially greater capital resources than ours;

•	larger research and development staffs and facilities than ours; and

•	greater experience in product development and in obtaining regulatory approvals and patent protection.
•	These organizations also compete with us to:
•	attract qualified personnel;

•	attract parties for acquisitions, joint ventures or other collaborations; and

•	license the proprietary technologies of academic and research institutions that are competitive with our technology, which may preclude us from pursuing similar opportunities.
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
     We anticipate continuing to incur operating losses for the next several years. If material losses continue for a significant period, we may be unable to continue our operations. We have incurred operating losses since we began operations in 1995. The extent of our future losses and the timing of profitability are uncertain, and we expect to incur losses for the foreseeable future. We have been engaged in developing our ZFP TF technology since inception, which has and will continue to require significant research and development expenditures. In July 2007, we completed a registered direct offering to a group of institutional investors, in which we sold an aggregate of 3,278,689 shares of common stock at a price of $9.15 per share to such investors, resulting in net proceeds of approximately $28.0 million. In June 2006, in an underwritten public offering and pursuant to an effective registration statement, we sold 3,100,000 shares of common stock at a public offering price of $6.75 per share, resulting in net proceeds of approximately $20.15 million after deducting underwriter’s discount. In November 2005, we completed a registered direct offering to institutional and strategic investors for a total of 5,080,000 shares of common stock at a price of $3.85 per share to the investors, resulting in net proceeds to Sangamo of approximately $18.2 million. To date, we have generated all other revenue from non therapeutic collaborations, ZFP Therapeutic, strategic partnering agreements, research grants and grants awarded by research foundations. As of June 30, 2007, we had an accumulated deficit of approximately $138.8 million. We expect to incur losses for the foreseeable future. These losses will increase as we expand and extend our research and development activities into human therapeutic product development. If the time required to generate significant product revenues and achieve profitability is longer than we currently anticipate or if we are unable to generate liquidity through equity financing, we may not be able to sustain our operations.
     We may be unable to raise additional capital, which would harm our ability to develop our technology and products. We have incurred significant operating losses and negative operating cash flows since inception and have not achieved profitability. We expect capital outlays and operating expenditures to increase over the next several years as we expand our infrastructure and research and ZFP Therapeutic product development activities. While we believe our financial resources will be adequate to sustain our current operations at least through 2009, we may seek additional sources of capital through equity or debt financing. In addition, as we focus our efforts on proprietary human therapeutics, we will need to seek FDA approval of potential products, a process that could cost in excess of $100 million per product. We cannot be certain that we will be able to obtain financing on terms acceptable to us, or at all. If adequate funds are not available, our business and our ability to develop our technology and ZFP Therapeutic products would be harmed.
     Our stock price has been volatile and may continue to be volatile, which could result in substantial losses for investors. During the quarter ended June 30, 2007, our stock price range from a low of $6.57 to high of $8.54. During the past two years, our common stock price has fluctuated significantly, ranging from a low of $4.10 to a high of $8.00 during the year ended December 31, 2006, and a low of $3.54 to a high of $5.81 during the year ended December 31, 2005. Volatility in our common stock could cause stockholders to incur substantial losses. An active public market for our common stock may not be sustained, and the market price of our common stock may continue to be highly volatile. The market price of our common stock has fluctuated significantly in response to the following factors, some of which are beyond our control:
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

     Our common stock is relatively thinly traded, which means large transactions in our common stock may be difficult to conduct in a short time frame. We have a relatively low volume of daily trades in our common stock on the Nasdaq Global Market. For example, the average daily trading volume in our common stock on the Nasdaq Global Market over the ten-day trading period prior to July 27, 2007 was approximately 591,390 shares per day. Any large transactions in our common stock may be difficult to conduct and may cause significant fluctuations in the price of our common stock.
     Failure to attract, retain, and motivate skilled personnel and cultivate key academic collaborations will delay our product development programs and our research and development efforts. We are a small company with 80 full-time employees as of July 31, 2007 and our success depends on our continued ability to attract, retain, and motivate highly qualified management and scientific personnel and our ability to develop and maintain important relationships with leading research and academic institutions and scientists. Competition for personnel and academic and other research collaborations is intense. The success of our technology development programs depends on our ability to attract and retain highly trained personnel. We have experienced a rate of employee turnover that we believe is typical of emerging biotechnology companies. If we lose the services of personnel with the necessary skills, it could significantly impede the achievement of our research and development objectives. We are not presently aware of any plans of specific employees to retire or otherwise leave the company. If we fail to negotiate additional acceptable collaborations with academic and other research institutions and scientists, or if our existing collaborations are unsuccessful, our ZFP Therapeutic development programs may be delayed or may not succeed.
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

     If we do not successfully commercialize ZFP based research reagents under our agreement with Sigma, Sigma may terminate our agreement and Sangamo’s ability to generate revenue under the license agreement may be limited. On July 10, 2007, we entered into a license agreement with Sigma to collaborate in the application and development of ZFP-based products for use in the laboratory research reagents markets. The license agreement provides Sigma with access to Sangamo’s proprietary zinc finger DNA-binding protein (“ZFP”) technology and the exclusive right to use Sangamo’s ZFP technology to develop and commercialize products for use as research reagents and to offer services in related research fields. In addition to an upfront payment of $13.5 million, Sangamo may also receive additional license fees, shared sublicensing revenues, royalty payments and milestone payments depending on the success of the development and commercialization of the licensed products and services. The commercial milestones and royalties are based upon net sales of licensed products. We believe that the last commercial milestone payment may not be received before 2011. Royalties for the longer of (i) the expiration of the last to expire valid claim of such licensed product and (ii) the 15th anniversary of the effective date. We cannot be certain that Sigma and Sangamo will succeed in the development of commercially viable products in these fields of use, and there is no guarantee that Sangamo and Sigma will achieve the milestones set forth in the license agreement. To the extent Sangamo and Sigma do not succeed in developing and commercializing products or if Sangamo and Sigma fail to achieve such milestones, Sangamo’s revenues and benefits under the license agreement will be limited. In addition, the license agreement may be terminated by Sigma at any time by providing us with a 90-day notice. In the event Sigma decides to terminate the license agreement, our ability to generate revenue under the license agreement will cease.
     If we do not successfully commercialize certain ZFP Therapeutic programs relating to diabetic neuropathy under our agreement with JDRF, JDRF may have the right to continue to advance the program and we may lose control of the intellectual property generated in the collaboration and development of the product and may only receive a portion of the revenue generated if commercialization by JDRF is successful. On October 24, 2006, we entered into a Research, Development and Commercialization Agreement with JDRF. Under the agreement and subject to its terms and conditions, including our achievement of certain milestones associated with our Phase 2 clinical trial of SB-509 for the treatment of mild to moderate diabetic neuropathy, JDRF will pay us up to $3,000,000. We are obligated to cover the costs of the Phase 2 trial that are not covered by JDRF’s grant.
     Under the agreement, we are obligated to use commercially reasonable efforts to carry out the Phase 2 trial and, thereafter, to develop and commercialize, a product containing SB-509 for the treatment of diabetes and complications of diabetes. If we fail to satisfy these obligations, JDRF may have the right, subject to certain limitations, to obtain an exclusive, sublicensable license, to the intellectual property generated by us in the course of the Phase 2 trial, to make and commercialize products containing SB-509 for the treatment of diabetes and complications of diabetes. If JDRF obtains such a license, it is obligated to pay us a percentage of its revenues from product sales and sublicensing arrangements. If JDRF fails to satisfy its obligations to develop and commercialize a product containing SB-509 under the Agreement, then their license rights will terminate, all rights will be returned to Sangamo and we will receive a non-exclusive, fully paid license, for any intellectual property developed during JDRF’s use of the license, to research, develop and commercialize products containing SB-509 for the treatment of diabetes and complications of diabetes. There is no guarantee that we will be successful in commercializing a product containing SB-509 in the future. If we fail to do so under the agreement with JDRF, we may lose control of the intellectual property generated in the development of the product and may only receive a portion of the revenue generated if commercialization by JDRF is successful.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     As of June 30, 2007, Sangamo has used the net proceeds from its initial public offering, registered direct offering and underwritten public offering of common stock to invest in short-term and long-term, interest bearing, investment-grade securities and has used its existing cash balances to fund general operations. The proceeds are being used for general corporate purposes, including working capital and product development. A portion of the net proceeds will also be used to acquire or invest in complementary businesses or products or to obtain the right to use complementary technologies. Sangamo has no agreements or commitments with respect to any such acquisition and is not currently engaged in any material negotiations with respect to any such transaction.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
The annual meeting of shareholders was held on June 7, 2007. Two matters were voted on and each was approved. The results are as follows:

PROPOSAL I
The following directors were elected at the meeting to serve until our annual meeting following the end of fiscal year 2007 or until their successors are duly elected and qualified:

NOMINEE	VOTES FOR	VOTES WITHHELD
Edward O. Lanphier, II	29,366,806	308,236
William G. Gerber, M.D.	29,395,465	279,577
John W. Larson	26,929,253	2,745,789
Margaret A. Liu, M.D.	29,431,946	243,096
Steven J. Mento, Ph.D.	29,435,046	239,996
H. Ward Wolff	29,429,216	245,826
Michael C. Wood	29,324,941	350,101
PROPOSAL II
The proposal to ratify the selection of Ernst & Young LLP as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2007 was approved.

FOR	AGAINST	ABSTAINED	NON VOTES
29,368,082	247,564	59,396	0
ITEM 6. EXHIBITS
     (a) Exhibits:

10.1(+)	Research and License Agreement dated April 27, 2007 between Genentech, Inc., and Sangamo BioSciences, Inc.

10.2	Sales Agreement by and between Sangamo BioSciences, Inc. and Cantor Fitzgerald & Co. dated May 18, 2007. (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on May 18, 2007.

31.1	Rule 13a — 14(a) Certification by President and Chief Executive Officer

31.2	Rule 13a — 14(a) Certification by Principal Financial and Accounting Officer

32.1	Certification Pursuant to 18 U.S.C. Section 1350.

(+)	Confidential Treatment has been requested for certain information contained in this document. Such information has been omitted and filed separately with the Securities and Exchange Commission.

SIGNATURES
     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 8, 2007	SANGAMO BIOSCIENCES, INC.

/s/ Greg S. Zante
Greg S. Zante
Vice President, Finance and Administration (Principal Financial and Accounting Officer)