Form 10-Q
period 2007-09-30
SANGAMO BIOSCIENCES INC
filed 2007-11-01
CIK 1001233

FORM 10-Q
UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007
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
Yes ☐  No ☑
     As of October 26, 2007, 40,141,534 shares of the issuer’s common stock, par value $0.01 per share, were outstanding.

INDEX
SANGAMO BIOSCIENCES, INC.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)
Condensed Consolidated Balance Sheets at September 30, 2007 and December 31, 2006
Condensed Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2007 and 2006
Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2007 and 2006
Notes to Condensed Consolidated Financial Statements
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3. Quantitative and Qualitative Disclosures about Market Risk
Item 4. Controls and Procedures

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
Item 1A. Risk Factors
Item 6. Exhibits

SIGNATURES
EXHIBIT 10.1
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32.1
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

PART 1. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
SANGAMO BIOSCIENCES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	September 30,	December 31,
	2007	2006 (1)
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$16,894	$12,702
Marketable securities	67,045	41,218
Interest receivable	217	55
Accounts receivable	20	487
Prepaid expenses	815	594

Total current assets	84,991	55,056
Property and equipment, net	1,304	675
Other assets	49	49

Total assets	$86,344	$55,780

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued liabilities	$1,830	$1,726
Accrued compensation and employee benefits	902	878
Deferred revenue	5,313	2,596

Total current liabilities	8,045	5,200
Deferred revenue, non current portion	2,475	1,875

Total liabilities	10,520	7,075

Stockholders’ equity:
Common stock, $0.01 par value; 80,000,000 shares authorized, 39,963,425 and 35,045,398 shares issued and outstanding at September 30, 2007 and December 31, 2006, respectively	399	350
Additional paid-in capital	218,266	176,513
Accumulated deficit	(143,080)	(128,272)
Accumulated other comprehensive income	239	114

Total stockholders’ equity	75,824	48,705

Total liabilities and stockholders’ equity	$86,344	$55,780

(1)	Amounts derived from Audited Consolidated Financial Statements dated December 31, 2006 filed as a part of our 2006 Annual Report on Form 10-K.
See accompanying notes.

SANGAMO BIOSCIENCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2007	2006	2007	2006
Revenues:
Collaboration agreements	$1,915	$1,431	$4,526	$4,735
Research grants	410	348	1,805	957

Total revenues	2,325	1,779	6,331	5,692
Operating expenses:
Research and development	5,916	3,853	17,655	11,470
General and administrative	1,728	1,569	5,840	5,145

Total operating expenses	7,644	5,422	23,495	16,615

Loss from operations	(5,319)	(3,643)	(17,164)	(10,923)
Interest and other income, net	1,051	798	2,356	2,007

Net loss	$(4,268)	$(2,845)	$(14,808)	$(8,916)

Basic and diluted net loss per share	$(0.11)	$(0.08)	$(0.41)	$(0.28)

Weighted average number of shares used in computing basic and diluted net loss per share	38,925	33,939	36,387	31,960

See accompanying notes.

SANGAMO BIOSCIENCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine months ended
	September 30,
	2007	2006
Operating Activities:
Net loss	$(14,808)	$(8,916)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	187	126
Amortization of discount on investments	(1,514)	(399)
Stock-based compensation	1,640	1,519
Changes in operating assets and liabilities:
Interest receivable	(162)	108
Accounts receivable	467	698
Prepaid expenses and other assets	(221)	(187)
Accounts payable and accrued liabilities	104	(378)
Accrued compensation and employee benefits	24	(98)
Deferred revenue	3,317	(3,329)

Net cash used in operating activities	(10,966)	(10,856)

Investing Activities:
Purchases of investments	(86,088)	(39,596)
Maturities of investments	61,900	27,728
Purchases of property and equipment	(816)	(137)

Net cash used in investing activities	(25,004)	(12,005)

Financing Activities:
Issuance of common stock in connection with license agreement	8,550	—
Proceeds from issuance of common stock	31,612	20,471

Net cash provided by financing activities	40,162	20,471
Net increase in cash and cash equivalents	4,192	(2,390)
Cash and cash equivalents, beginning of period	12,702	18,507

Cash and cash equivalents, end of period	$16,894	$16,117

See accompanying notes.

Non-Cash Transactions:

Unrealized gains/(loss) on marketable securities	$125	$47

SANGAMO BIOSCIENCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
September 30, 2007
NOTE 1-BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
BASIS OF PRESENTATION
The accompanying unaudited condensed consolidated financial statements of Sangamo BioSciences, Inc. (“Sangamo” or the “Company”) have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The condensed consolidated financial statements include the accounts of Sangamo and its wholly-owned subsidiary, Gendaq Limited, after elimination of all material intercompany balances and transactions. Operating results for the nine months ended September 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007. These financial statements should be read in conjunction with the financial statements and footnotes thereto for the year ended December 31, 2006, included in Sangamo’s Form 10-K as filed with the SEC.
USE OF ESTIMATES AND CLASSIFICATIONS
The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. Actual results could differ from those estimates.
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

RESEARCH AND DEVELOPMENT EXPENSES
Research and development expenses consist of costs incurred for Company-sponsored as well as collaborative research and development activities. These costs include direct and research-related overhead expenses, which include salaries and other personnel-related expenses, stock-based compensation, pre-clinical and clinical studies, manufacturing costs, facility costs, laboratory supplies and depreciation of facilities and laboratory equipment, as well as the cost of funding research at universities and other research institutions, and are expensed as incurred. Costs to acquire technologies that are utilized in research and development and that have no alternative future use are expensed as incurred.
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
Employee stock-based compensation expenses recognized in the three-month and nine-month periods ended September 30, 2007 and 2006 were calculated based on awards ultimately expected to vest and has been reduced for estimated forfeitures. FAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.
The following table shows total stock-based employee compensation expense included in the condensed consolidated statement of operations for the three-month and nine-month periods ended September 30, 2007 and 2006 (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2007	2006	2007	2006

Costs and expenses:
Research and development	$362	$247	$1,030	$874
General and administrative	202	318	600	615

Total stock-based compensation expense	$564	$565	$1,630	$1,489

There was no capitalized stock-based employee compensation cost as of September 30, 2007 and 2006. There were no recognized tax benefits during the three-month and nine-month periods ended September 30, 2007 and 2006.
As of September 30, 2007, total compensation cost related to nonvested stock options to be recognized in future periods was $5.0 million, which is expected to be expensed over a weighted average period of 48 months.
Valuation Assumptions
The employee stock-based compensation expense recognized under FAS123R was determined using the Black-Scholes option valuation model. Option valuation models require the input of subjective assumptions and these assumptions can vary over time.
We primarily base our determination of expected volatility through our assessment of the historical volatility of our Common Stock.

The weighted–average assumptions used for estimating the fair value of the employee stock options are as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2007	2006	2007	2006
Risk-free interest rate	4.37%	4.80%	4.37-4.99%	4.80-5.10%
Expected life of option	6.25 years	6.25 years	6.25 years	6.25 years
Expected dividend yield of stock	0.0%	0.0%	0.0%	0.0%
Expected volatility	.91	.95	.91-.93	.91-.97
The weighted–average assumptions used for estimating the fair value of the employees’ purchase rights are as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2007	2006	2007	2006
Risk-free interest rate	4.42-5.01%	5.10-5.20%	3.64-5.10%	4.80-5.20%
Expected life of option	0.5-2 years	0.5-2 yrs	0.5-2 yrs	0.5-2 yrs
Expected dividend yield of stock	0.0	0.0	0.0	0.0
Expected volatility	.50-.62	.50-.98	.46-.77	.41-.98
Stock Option Activity
A summary of Sangamo’s stock option activity follows:

	Options Outstanding
	Shares Available		Weighted-Average	Weighted Average
	for Grant of	Number of	Exercise per	Remaining
	Options	Shares	Share Price	Contractual Term
Balance at January 1, 2007	3,625,021	4,147,812	$5.64
Options granted	(406,250)	406,250	$7.23
Options exercised	—	(578,143)	$5.98
Options canceled	218,785	(218,785)	$6.02

Balance at September 30, 2007	3,437,556	3,757,134	$5.78	6.14

Options exercisable at September 30, 2007		2,308,721	$5.66	4.61
There were no shares subject to Sangamo’s right of repurchase as of September 30, 2007. The intrinsic value of options exercised were $2,068,000 and $4,000 for the three months ended September 30, 2007 and 2006, respectively, and $2,531,000 and $1,063,000 for the nine months ended September 30, 2007 and 2006, respectively.
The weighted-average estimated fair value per share of options granted were $8.17 and $3.81 for the three-month ended September 30, 2007 and 2006, respectively, and $5.68 and $5.23 for the nine-month ended September 30, 2007 and 2006, respectively, based upon the assumptions in the Black-Scholes valuation model described above.
The weighted-average estimated fair value per share of employee purchase rights during the three months and nine months ended September 30, 2007 and 2006 were $2.51 and $1.11, respectively, and $2.36 and $1.66, respectively, based upon the assumptions in the Black-Scholes valuation model described above.
The following table summarizes information with respect to stock options outstanding at September 30, 2007:

	Options Outstanding
		Weighted Average
		Remaining
	Number	Contractual Life
Range of Exercise Price	of Shares	(In Years)
$0.15 - $0.15	31,583	1.20
$0.17 - $0.17	400,000	0.60
$0.23 - $3.87	400,751	5.62
$3.95 - $4.11	509,279	8.01
$4.15 - $5.18	185,889	6.77
$5.19 - $5.19	429,079	6.44
$5.30 - $6.69	237,437	6.66
$6.82 - $6.82	450,000	9.20
$6.88 - $7.43	383,250	9.14
$7.49 - $38.00	729,866	4.42

	3,757,134	6.14

At September 30, 2007, the aggregate intrinsic values of the outstanding and exercisable options were $31.8 million and $20.0 million, respectively.
Sangamo did not grant any stock option to consultants during the three months and nine months ended September 30, 2007. The Company granted 10,000 nonqualified stock options in July 2006. The options generally vest over four years at a rate of 25 percent one year from grant date and one-thirty-sixth per month thereafter and expire ten years after the grant date. The fair value of these options was determined using the Black-Scholes Merton model. Total nonqualified stock-based compensation expense was $2,000 and $4,000 for the three month periods ended September 30, 2007 and 2006, respectively, and $9,000 and $30,000 for the nine month periods ended September 30, 2007 and 2006, respectively.
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
NOTE 2-BASIC AND DILUTED NET LOSS PER SHARE
Net loss per share is calculated based on the weighted average number of shares of common stock outstanding during the period. There are potential dilutive shares of common stock resulting from the assumed exercise of outstanding stock options and equivalents.
Because Sangamo is in a net loss position, diluted loss per share excludes the effects of common stock equivalents consisting of options, which are all antidilutive. Had Sangamo been in a net income position, diluted earnings per share would have included the shares used in the computation of basic net loss per share as well as an additional 2,089,721 shares and 2,185,930 shares for the nine months ended September 30, 2007 and 2006, respectively, related to outstanding options.
NOTE 3-COMPREHENSIVE LOSS
Comprehensive loss is comprised of net loss and other comprehensive income (loss). Other comprehensive loss includes certain changes in stockholders’ equity that are excluded from net loss, which includes unrealized gains and losses on our available-for-sale securities. Comprehensive loss and its components are as follows (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2007	2006	2007	2006

Net loss	$(4,268)	$(2,845)	$(14,808)	$(8,916)
Changes in unrealized gain on securities available-for-sale	110	76	125	47

Comprehensive loss	$(4,158)	$(2,769)	$(14,683)	$(8,869)

NOTE 4-MAJOR CUSTOMERS, PARTNERSHIPS AND STRATEGIC ALLIANCES
Laboratory Research Reagents License Agreement
On July 10, 2007, Sangamo entered into a License Agreement with Sigma-Aldrich Corporation (“Sigma”). Under the License Agreement, Sangamo will provide Sigma with access to Sangamo’s proprietary zinc finger DNA-binding protein (“ZFP”) technology and the exclusive right to use Sangamo’s ZFP technology to develop and commercialize products for use as research reagents and to offer services in the research field, excluding certain agricultural research uses that Sangamo previously licensed to Dow AgroSciences LLC.
The agreement provides for an initial three-year research term during which time Sangamo will work with Sigma to develop laboratory research reagents using Sangamo’s ZFP technology. In addition, for three years Sangamo will assist Sigma’s efforts to market and sell services employing Sangamo’s ZFP technology in the research field. Sangamo will transfer the ZFP manufacturing technology to Sigma or to a mutually agreed-upon contract manufacturer upon Sigma’s request. Prior to the completion of this transfer, Sangamo will be responsible for supplying ZFPs for use by Sigma in performing services in the research field.
Pursuant to the License Agreement, Sigma has paid Sangamo $13.5 million, which was comprised of an equity investment by Sigma in 1.0 million shares of Sangamo’s common stock valued at $8.55 million, a $3.95 million license fee and $1.0 million of research funding. Under the License Agreement, Sangamo may receive additional research funding of up to $2.0 million, development milestone payments of up to $5.0 million, and commercial milestone payments based on net sales of up to $17.0 million, subject to the continuation of the License Agreement. During the term of the License Agreement Sigma is obligated to pay to Sangamo minimum annual payments, a share of certain revenues received by Sigma from sublicensees, and royalty payments on the sale of licensed products and services.
Sigma has the right to sublicense the ZFP technology for research reagent applications. Sangamo will receive 50% of any sublicensing revenues in the first two years and 25% of any sublicensing revenues thereafter.
Sangamo retains the sole right to use and license its ZFP technology for GMP production purposes, for the production of materials used in or administered to humans, and for any other industrial commercial use.
Revenues related to the research license under the Sigma agreement are being recognized ratably over the three-year research term of the agreement and were $275,000 during the three months ended September 30, 2007. Revenues attributable to collaborative research and development performed under the Sigma agreement were $208,000 during the three months ended September 30, 2007. Related costs and expenses incurred under the Sigma agreement were $208,000 during the three months ended September 30, 2007.
Enabling Technology Collaborations for Pharmaceutical Protein Production
On April 27, 2007, Sangamo entered into a research and license agreement with the Genentech, Inc. to provide Genentech with access to Sangamo’s proprietary zinc finger DNA-binding protein technology. Under the agreement, Sangamo will design and engineer ZFP nucleases for Genentech to evaluate and potentially use to generate cell lines with novel characteristics for protein pharmaceutical production purpose. Upon successful development of such ZFNs, Sangamo will transfer these ZFNs and the modified cell lines to Genentech and will provide technical support to Genentech with respect to the use of the transferred ZFN technology. In consideration for the rights and licenses granted to Genentech, as well as Sangamo’s development efforts, Genentech has paid Sangamo an upfront fee and initial technology access fee. Genentech will also pay an ongoing annual technology access fee. Genentech has also agreed to make certain payments upon on achievement of specified milestones relating to the research of ZFNs and the development and commercialization of products manufactured using a modified cell line created by ZFN technology or any other technology covered by Sangamo’s intellectual property rights. Revenues attributable to collaborative research and development performed under the Genentech agreement were $62,000 and $83,000 during the three months and nine months ended September 30, 2007, respectively. Related research and development costs and expenses performed under the Genentech agreement were $38,000 and $57,000 during the three months and nine months ended September 30, 2007 respectively.
On December 2004, we announced a research collaboration agreement with Pfizer Inc to use our ZFP technology to develop enhanced cell lines for protein pharmaceutical production. The scope of this agreement was expanded in December 2006 and provided further research funding from Pfizer to develop additional cell lines for enhanced protein production. Under the terms of the agreement, Pfizer is funding research at Sangamo and Sangamo will provide our proprietary ZFP technology for Pfizer to assess its feasibility for use in mammalian cell-based protein production. We are generating novel cell lines for enhanced protein production as well as novel technology for rapid creation of new production cell lines. Revenues attributable to collaborative research and development performed under the Pfizer agreement were $25,000 and $156,000 during the three months ended September 30, 2007 and 2006, respectively. Revenues for the nine-month periods ended September 30, 2007 and 2006 were $75,000 and $463,000, respectively. Related research and development costs and expenses performed under the Pfizer agreement were $71,000 and $87,000 during the three months ended September 30, 2007 and 2006, respectively, and $318,000 and $242,000 during the nine months ended September 30, 2007 and 2006, respectively.
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
Pursuant to the Research License and Commercial Option Agreement, DAS made an initial cash payment to us of $7.5 million and agreed to purchase up to $4.0 million of our common stock in the next financing transaction meeting certain criteria. In November 2005, the Company sold approximately 1.0 million shares of common stock to DAS at a price of $3.85 per share, resulting in gross proceeds of $3.9 million. In addition, DAS will provide between $4.0 million and $6.0 million in research funding over the initial three-year research term and may make an additional payment of up to $4.0 million in research milestone payments to us during this same period, depending on the success of the research program. In the event that DAS elects to extend the research program beyond the initial three-year term, DAS will provide additional research funding. If DAS exercises its option to obtain a commercial license, we will be entitled to full payment of the $4.0 million in research milestones, a one-time exercise fee of $6.0 million, minimum annual payments of up to $25.25 million, development and commercialization milestone payments for each product, and royalties on sales of products. Furthermore, DAS will have the right to sublicense our ZFP technology to third parties for use in plant cells, plants, or plant cell cultures, and we will be entitled to 25% of any cash consideration received by DAS under such sublicenses.

We have agreed to supply DAS and its sublicensees with ZFP TFs and/or ZFNs for both research and commercial use. If DAS exercises its option to obtain a commercial license, DAS may request that we transfer, at DAS’s expense, the ZFP manufacturing technology to DAS or to a mutually agreed-upon contract manufacturer.
The Research License and Commercial Option Agreement will terminate automatically if DAS fails to exercise its option for a commercial license by the end of the initial three-year research term. DAS may also terminate the agreement at the end of the second year of the initial research term if the joint committee overseeing the research determines that disappointing research results have made it unlikely that DAS will exercise the option; we are guaranteed to receive $4.0 million in research funding from DAS prior to such a termination. Following DAS’s exercise of the option and payment of the exercise fee, DAS may terminate the agreement at any time. In addition, each party may terminate the agreement upon an uncured material breach of the other party. In the event of any termination of the agreement, all rights to use our ZFP technology will revert to us, and DAS will no longer be permitted to practice our ZFP technology or to develop or, except in limited circumstances, commercialize any products derived from our ZFP technology. Revenues related to the research license under the DAS agreement are being recognized ratably over the initial three-year research term of the agreement and were $625,000 during both the three months ended September 30, 2007 and 2006 and $1.9 million during both the nine months ended September 30, 2007 and 2006. Revenues attributable to collaborative research and development performed under the DAS agreement were $500,000 during both the three months ended September 30, 2007 and 2006 and $1.5 million and $1.9 million during the nine months ended September 30, 2007 and 2006, respectively. Revenues attributable to milestone payments were $220,000 and $510,000 during both the three and nine month periods ended September 30, 2007. Related costs and expenses incurred under the DAS agreement were $500,000 during both the three months ended September 30, 2007 and 2006 and $1.5 million and $1.9 million during the nine months ended September 30, 2007 and 2006, respectively.

Funding from Research Foundations
The Michael J. Fox Foundation
On January 23, 2007, Sangamo announced a partnership with the Michael J. Fox Foundation (MJFF) to provide financial support of Sangamo’s ZFP TFsTM to activate the expression of glial cell line-derived neurotrophic factor (GDNF) that has shown promise in preclinical testing to slow or stop the progression of Parkinson’s disease. Under the agreement with MJFF and subject to its terms and conditions, MJFF will pay the Company $950,000 over a period of two years. Revenues attributable to research and development performed under the MJFF partnership were $116,000 and $300,000 during the three months and nine months ended September 30, 2007, respectively. Related costs and expenses incurred under the MJFF partnership were $116,000 and $300,000 during the three month and nine month periods ended September 30, 2007, respectively.
The Juvenile Diabetes Research Foundation International
On October 26, 2006, Sangamo announced a partnership with the Juvenile Diabetes Research Foundation International (JDRF) to provide financial support to one of Sangamo’s Phase 2 human clinical studies of SB-509, a ZFP Therapeutic that is in development for the treatment of diabetic neuropathy. Under the agreement with JDRF and subject to its terms and conditions, including the Company’s achievement of certain milestones associated with the Company’s Phase 2 clinical trial of SB-509 for the treatment of mild to moderate diabetic neuropathy, JDRF will pay the Company an aggregate amount of up to $3.0 million. After the first commercial launch of SB-509 in a major market, JDRF has the right to receive, subject to certain limitations, annual payments from Sangamo, until such time when the total amount paid to JDRF, including payments made on account of certain licensing arrangements, equals three times the amount received by us from JDRF.
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
During the three months and nine months ended September 30, 2007, the Company received $500,000 and $1.5 million, respectively from JDRF upon the achievement of three milestones. Revenues attributable to research and development performed under the JDRF partnership were $295,000 and $1.1 million, respectively, during the three months and nine months ended September 30, 2007. Related costs and expenses incurred were $1.0 million and $3.0 million during the three months and nine months ended September 30, 2007, respectively.
NOTE 5-STOCKHOLDERS’ EQUITY
On July 20, 2007, Sangamo completed a registered direct offering to a group of institutional investors, in which Sangamo sold an aggregate of 3,278,689 shares of common stock at a price of $9.15 per share to such investors, resulting in gross proceeds of approximately $30.0 million.
On July 10, 2007, Sangamo entered into a license agreement with Sigma. Under the agreement and a related stock purchase agreement, Sangamo sold to Sigma 1.0 million shares of Sangamo’s common stock valued at $8.55 million.
On April 30, 2007, Sangamo has issued 61,195 shares under company’s employee stock purchase program.

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
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The discussion in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contains trend analysis, estimates and other forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements include, without limitation, statements containing the words “believes,” “anticipates,” “expects,” “continue,” and other words of similar import or the negative of those terms or expressions. Such forward-looking statements are subject to known and unknown risks, uncertainties, estimates and other factors that may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Actual results could differ materially from those set forth in such forward-looking statements as a result of, but not limited to, the “Risk Factors” described below. You should read the following discussion and analysis along with the consolidated financial statements and notes attached to those statements included elsewhere in this report and in our annual report on Form 10-K for the year ended December 31, 2006 as filed with the SEC on March 1, 2007.
Overview
We were incorporated in June 1995. From our inception through September 30, 2007, our activities related primarily to establishing and operating a biotechnology research and development organization and developing relationships with our corporate collaborators. Our scientific and business development endeavors currently focus on the engineering of novel zinc finger DNA binding proteins (ZFPs) for the regulation and modification of genes. We have incurred net losses since inception and expect to incur losses in the future as we continue our research and development activities. To date, we have funded our operations primarily through the issuance of equity securities, borrowings, payments from research grants and from corporate collaborators and strategic partners. As of September 30, 2007, we had an accumulated deficit of $143.1 million.
Our revenues have consisted primarily of revenues from our corporate partners for ZFP transcription factors (”ZFP TFs”) and zincfinger nucleases (“ZFNs”), contractual payments from strategic partners for research programs and research milestones, and research grant funding. We expect revenues will continue to fluctuate from period to period and there can be no assurance that new collaborations or partner fundings will continue beyond their initial terms.
Commencing in 2005, we have placed more internal emphasis on higher-value therapeutic product development and less emphasis on non therapeutic programs. We believe this shift in emphasis has the potential to increase the return on investment to our stockholders by allocating capital resources to higher value, therapeutic product development activities. At the same time, it may reduce our revenues over the next several years and it increases our financial risk by increasing expenses associated with product development. We have filed an Investigational New Drug (IND) application with the U.S. Food and Drug Administration (FDA) and have initiated two Phase 2 clinical trials of a ZFP Therapeutic in patients with diabetic neuropathy during the first nine months of 2007. Development of novel therapeutic products is costly and is subject to a lengthy and uncertain regulatory process by the FDA. Our future products are nucleic acid-based therapeutics. Adverse events in both our own clinical program and other programs in gene therapy and RNAi may have a negative impact on regulatory approval, the willingness of potential commercial partners to enter into agreements and the perception of the public.

Research and development expenses consist primarily of salaries and related personnel expenses, including stock-based compensation, clinical trials and manufacturing cost, laboratory supplies, allocated facilities costs, subcontracted research expenses, trademark registration and technology licenses. Research and development costs incurred in connection with collaborator-funded activities are expensed as incurred. We believe that continued investment in research and development is critical to attaining our strategic objectives. We expect these expenses will increase significantly as we increase our focus on development of ZFP Therapeutics. We are also developing ZFNs for therapeutic gene correction and therapeutic gene modification as a treatment for certain monogenic and infectious diseases and cancer. Additionally, in order to develop ZFP TFs and ZFNs as commercially relevant therapeutics, we expect to expend additional resources for expertise in the manufacturing, regulatory affairs and clinical research aspects of biotherapeutic development.
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
Critical Accounting Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Such estimates are described in Note 1, Basis of Presentation and Summary of Significant Accounting Policies to the Unaudited Notes to Condensed Consolidated Financial Statements. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form our basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources, and evaluate our estimates on an ongoing basis. Actual results could differ from those estimates under different assumptions or conditions. We believe the critical accounting policies described in our annual report on Form 10-K for the year ended December 31, 2007 have significant effect in the preparation of our consolidated financial statements.
RESULTS OF OPERATIONS
Three and nine months ended September 30, 2007 and 2006
Revenues

	Three months ended September 30,				Nine months ended September 30,
	(in thousands, except percentage values)				(in thousands, except percentage values)
	2007	2006	Change	%	2007	2006	Change	%
Revenues:
Collaboration agreements	$1,915	$1,431	$484	34%	$4,526	$4,735	$(209)	(4%)
Research grants	410	348	62	18%	1,805	957	848	89%

Total revenues	$2,325	$1,779	$546	31%	$6,331	$5,692	$639	11%

Total revenues increased to $2.3 million for the three months ended September 30, 2007 from $1.8 million in the corresponding period in 2006. The increase in collaboration agreement revenues for the three months ended September 30, 2007 was principally due to revenues of $483,000 in connection with our License Agreement with Sigma, $220,000 from our collaboration with DAS and $62,000 with Genentech, offset by decreased collaboration-related revenues of approximately $150,000 and $131,000 from Johnson and Johnson and Pfizer, respectively. The increase in research grant revenues for the three months ended September 30, 2007 was principally due to revenues of $295,000 in connection with our JDRF grant and $116,000 related to the MJFF grant, offset by decreased revenues of approximately $286,000 and $63,000 from Advanced Technology Program “ATP” and other research grants, respectively. Total revenues increased to $6.3 million for the nine months ended September 30, 2007 from $5.7 million in the corresponding period in 2006. The decrease in collaboration agreement revenues for the nine months ended September 30, 2007 was principally due to revenues of $450,000 and $388,000 in connection with our Johnson & Johnson and Pfizer collaboration agreements, respectively, offset by increased collaboration-related revenues of approximately $483,000 and $83,000 from Sigma and Genentech, respectively. The increase of research grant revenues for the nine months ended September 30, 2007 was principally due to increased revenues of $1.1 million and $300,000 in connection with our JDRF grant and MJFF grant, respectively, offset by decreased revenues of approximately $427,000 and $149,000 from ATP and other research grants, respectively. We anticipate continued revenues from collaboration agreements through the end of 2010, and we have applied for, and plan to continue to apply for, research grants in the future to support the development of applications of our technology platform. Although we have negotiated collaboration agreements and received research grants in the past, we cannot assure you that these efforts will be successful in the future.

Operating Expenses

	Three months ended September 30,				Nine months ended September 30,
	(in thousands, except percentage values)				(in thousands, except percentage values)
	2007	2006	Change	%	2007	2006	Change	%
Operating Expenses:
Research and development	$5,916	$3,853	$2,063	54%	$17,655	$11,470	$6,185	54%
General and administrative	1,728	1,569	159	10%	5,840	5,145	695	14%

Total expenses	$7,644	$5,422	$2,222	41%	$23,495	$16,615	$6,880	41%

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
Research and development expenses for the third quarter of 2007 increased to $5.9 million compared to $3.9 million for the third quarter of 2006. The increase in research and development expenses for the three months ended September 30, 2007 was primarily attributable to increased external development expenses of $1.3 million, associated with clinical trials and manufacturing costs related to our diabetic neuropathy program, increased personnel and facility-related expenses of $261,000 and $136,000, respectively, primarily due to increased headcount, stock-based compensation of $114,000 and licensing expenses of $125,000. Research and development expenses for the nine-months ended September 30, 2007 increased to $17.7 million compared to $11.5 million for the corresponding period of 2006. The increase in research and development expenses for the nine months ended September 30, 2007 was primarily attributable to increased external development expenses of $3.8 million, primarily associated with clinical trials and manufacturing cost related to our diabetic neuropathy program, increased personnel and laboratory supply expenses of $1.1 million and $546,000, respectively, due to increased headcount, increased facility-related expenses of $326,000 and increased licensing expenses of $221,000.
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
General and administrative expenses were $1.7 million for the three months ended September 30, 2007, as compared to $1.6 million during the corresponding period of 2006. This increase is primarily related to increased professional service-related expenses of $209,000. General and administrative expenses were $5.8 million for the nine months ended September 30, 2007, as compared to $5.1 million during the corresponding period of 2006. This increase is primarily related to increased expenses related to professional services and salary and benefit of $639,000 and $37,000, respectively.
Interest income, net

	Three months ended September 30,				Nine months ended September 30,
	(in thousands, except percentage values)				(in thousands, except percentage values)
	2007	2006	Change	%	2007	2006	Change	%
Interest and other income, net	$1,051	$798	$253	32%	$2,356	$2,007	$349	17%
Interest and other income, net, increased to $1.1 million for the three months ended September 30, 2007 from $798,000 in the corresponding period in 2006. The increase was primarily related to an increase in interest income of $249,000 related to higher average investment balances during the three months ended September 30, 2007. Interest and other income, net, increased to $2.4 million for the nine months ended September 30, 2007 from $2.0 million in the corresponding period of 2006. The increase was primarily related to an increase in interest income of $466,000 related to higher average investment balances during the nine months ended September 30, 2007. This increase was partially offset by a decrease foreign currency translation gain of $109,000 during the nine months ended September 30, 2007.
Liquidity and Capital Resources
Since inception, we have financed our operations primarily through the sale of equity securities, payments from corporate collaborators, research grants and financing activities such as a bank line of credit. As of September 30, 2007, we had cash, cash equivalents, investments and interest receivable totaling $84.2 million. On July 10, 2007, we entered into a license agreement with Sigma under which Sigma has paid us $13.5 million, which was comprised of an equity investment by Sigma in our common stock valued at $8.55 million, a $3.95 million license fee and $1.0 million of research funding. On July 20, 2007, we completed a registered direct offering to a group of institutional investors, in which we sold an aggregate of 3,278,689 shares of common stock at a price of $9.15 per share to such investors pursuant to an effective registration statement filed on April 27, 2007, resulting in net proceeds of approximately $28.0 million.
Net cash used for operating activities was $11.0 million for the nine months ended September 30, 2007. Net cash used consisted of the net loss for the nine-month period of $14.8 million, amortization of discount on investment of $1.5 million. This was partially offset by a net change of $3.5 million in operating assets and liabilities, stock-based compensation charges of $1.6 million and depreciation and amortization of $187,000. Net cash used for operating activities was $10.8 million for the nine months ended September 30, 2006. Net cash used consisted primarily of the net loss for the nine-month period of $8.9 million, a net change of $3.2 million in operating assets and liabilities and amortization of discount on investments of $399,000. This was partially offset by stock-based compensation charges of $1.5 million and depreciation and amortization of $126,000.
Net cash used by investing activities was $25.0 million for the nine months ended September 30, 2007 and was primarily comprised of purchases of investments and property and equipment of $86.2 million and $816,000, respectively, partially offset by cash proceeds associated with maturities of investments of $61.9 million. Net cash used in investing activities was $12.0 million for the nine months ended September 30, 2006 and was primarily comprised of cash used to purchase investments and property and equipment of $39.6 million and $137,000, respectively, partially offset by cash proceeds associated with maturities of investments of $27.7 million.
Net cash provided by financing activities for the nine-month period ended September 30, 2007 was $40.1 million. Proceeds were related to net proceeds from the issuance of common stock related to a registered direct offering to a group of institutional investors of $28.0 million, issuance of common stock in connection with license agreement of $8.6 million and stock option exercises of $3.6 million, respectively. Net cash provided by financing activities for the nine month period ended September 30, 2006 was $20.5 million. In June 2006, in an underwritten public offering and pursuant to an effective registration statement, we sold 3,100,000 shares of common stock at a price of $6.75 per share, resulting in net proceeds of approximately $20.15 million after deducting underwriter’s discount. All other cash provided by financing activities for the first nine months of 2006 was related to proceeds from the issuance of common stock related to stock option exercises.
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

Our market risks at September 30, 2007 have not changed materially from those discussed in Item 7A of our Form 10-K for the year ended December 31, 2006 on file with the Securities and Exchange Commission.
ITEM 4. CONTROLS AND PROCEDURES
     (a) Evaluation of Disclosure Controls and Procedures
The Company’s management, with the participation of the Company’s Chief Executive Officer and Principal Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) or 15d-15(e)) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Principal Financial Officer concluded that the Company’s disclosure controls and procedures as of the end of the period covered by this report were functioning effectively to provide reasonable assurance that the information required to be disclosed by the Company in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Principal Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
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
     We are conducting proprietary research to discover ZFP Therapeutic product candidates. These programs increase our financial risk of product failure, may significantly increase our research expenditures, and may involve conflicts with our collaborators and strategic partners.  Our proprietary research programs consist of research which is funded largely by the Company and where the Company retains exclusive rights to therapeutic products generated by the research. This is in contrast to certain of our non therapeutic programs that may be funded by corporate partners and in which we may share in the value of any resulting products. We have conducted proprietary research since our inception; however, in the past several years, our strategy has shifted toward placing greater emphasis on proprietary research and therapeutic development and we expect this trend will continue in 2008 as we prosecute our ongoing Phase 2 clinical trials and bring new ZFP Therapeutics into clinical trials. Conducting proprietary research programs may not generate corresponding revenue and may create conflicts with our collaborators or strategic partners. The implementation of this strategy will involve substantially greater business risks, the expenditure of significantly greater funds than our historic research activities and will require substantial commitments of time from our management and staff.
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
     We anticipate continuing to incur operating losses for the next several years. If material losses continue for a significant period, we may be unable to continue our operations.  We have incurred operating losses since we began operations in 1995. The extent of our future losses and the timing of profitability are uncertain, and we expect to incur losses for the foreseeable future. We have been engaged in developing our ZFP TF technology since inception, which has and will continue to require significant research and development expenditures. In July 2007, we completed a registered direct offering to a group of institutional investors, in which we sold an aggregate of 3,278,689 shares of common stock at a price of $9.15 per share to such investors, resulting in net proceeds of approximately $28.0 million. In June 2006, in an underwritten public offering and pursuant to an effective registration statement, we sold 3,100,000 shares of common stock at a public offering price of $6.75 per share, resulting in net proceeds of approximately $20.15 million after deducting underwriter’s discount. In November 2005, we completed a registered direct offering to institutional and strategic investors for a total of 5,080,000 shares of common stock at a price of $3.85 per share to the investors, resulting in net proceeds to Sangamo of approximately $18.2 million. To date, we have generated all other revenue from non therapeutic collaborations, ZFP Therapeutic collabrations, strategic partnering agreements, research grants and grants awarded by research foundations. As of September 30, 2007, we had an accumulated deficit of approximately $143.1 million. We expect to incur losses for the foreseeable future. These losses will increase as we expand and extend our research and development activities into human therapeutic product development. If the time required to generate significant product revenues and achieve profitability is longer than we currently anticipate or if we are unable to generate liquidity through equity financing, we may not be able to sustain our operations.
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
     Our stock price has been volatile and may continue to be volatile, which could result in substantial losses for investors.  During the quarter ended September 30, 2007, our stock price ranged from a low of $8.36 to high of $14.11. During the past two years, our common stock price has fluctuated significantly, ranging from a low of $4.10 to a high of $8.00 during the year ended December 31, 2006, and a low of $3.54 to a high of $5.81 during the year ended December 31, 2005. Volatility in our common stock could cause stockholders to incur substantial losses. An active public market for our common stock may not be sustained, and the market price of our common stock may continue to be highly volatile. The market price of our common stock has fluctuated significantly in response to the following factors, some of which are beyond our control:
•	announcements by us about the development and commercialization status of ZFP Therapeutics;

•	changes in market valuations of similar companies;

•	deviations in our results of operations from the guidance given by us or estimates of securities analysts;

•	announcements by us or our competitors of new or enhanced products, technologies or services or significant contracts, acquisitions, strategic relationships, joint ventures or capital commitments;

•	regulatory developments;

•	additions or departures of key personnel;

•	future sales of our common stock or other securities by us, management or directors;

•	future sale or liquidation of our common stock by investors with large holding of our stock; and

•	decreases in our cash balances.
     Our common stock is relatively moderately traded, which means large transactions in our common stock may be difficult to conduct in a short time frame.  We have a relatively moderate volume of daily trades in our common stock on the Nasdaq Global Market. For example, the average daily trading volume in our common stock on the Nasdaq Global Market over the ten-day trading period prior to October 26, 2007 was approximately 641,590 shares per day. Any large transactions in our common stock may be difficult to conduct and may cause significant fluctuations in the price of our common stock.
     Failure to attract, retain, and motivate skilled personnel and cultivate key academic collaborations will delay our product development programs and our research and development efforts.  We are a small company with 80 full-time employees as of October 31, 2007 and our success depends on our continued ability to attract, retain, and motivate highly qualified management and scientific personnel and our ability to develop and maintain important relationships with leading research and academic institutions and scientists. Competition for personnel and academic and other research collaborations is intense. The success of our technology development programs depends on our ability to attract and retain highly trained personnel. We have experienced a rate of employee turnover that we believe is typical of emerging biotechnology companies. If we lose the services of personnel with the necessary skills, it could significantly impede the achievement of our research and development objectives. We are not presently aware of any plans of specific employees to retire or otherwise leave the company. If we fail to negotiate additional acceptable collaborations with academic and other research institutions and scientists, or if our existing collaborations are unsuccessful, our ZFP Therapeutic development programs may be delayed or may not succeed.
     If conflicts arise between us and our collaborators, strategic partners, or scientific advisors, these parties may act in their self-interest, which may limit our ability to implement our strategies.  If conflicts arise between our corporate or academic collaborators, strategic partners, or scientific advisors and us, the other party may act in its self-interest, which may limit our ability to implement our strategies. Some of our academic collaborators and strategic partners are conducting multiple product development efforts within each area that is the subject of the collaboration with us. Our collaborators or strategic partners, however, may develop, either alone or with others, products in related fields that are competitive with the products or potential products that are the subject of these collaborations. Competing products, either developed by the collaborators or strategic partners or to which the collaborators or strategic partners have rights, may result in the withdrawal of partner support for our product candidates.
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

     If we do not successfully commercialize ZFP based research reagents under our license agreement with Sigma, or if Sigma terminates our agreement, our ability to generate revenue under the license agreement may be limited. On July 10, 2007, we entered into a license agreement with Sigma to collaborate in the application and development of ZFP-based products for use in the laboratory research reagents markets. The license agreement provides Sigma with access to Sangamo’s ZFP technology and the exclusive right to use Sangamo’s ZFP technology to develop and commercialize products for use as research reagents and to offer services in related research fields. In addition to an upfront payment of $13.5 million, Sangamo may also receive additional license fees, shared sublicensing revenues, royalty payments and milestone payments depending on the success of the development and commercialization of the licensed products and services. The commercial milestones and royalties are based upon net sales of licensed products. We believe that the last commercial milestone payment may not be received before 2011. Our right to receive royalty payments from Sigma will continue until the later of (i) the expiration of the last to expire valid claim of such licensed product and (ii) the 15th anniversary of the effective date of the License Agreement. We cannot be certain that Sigma and Sangamo will succeed in the development of commercially viable products in these fields of use, and there is no guarantee that Sangamo and Sigma will achieve the milestones set forth in the license agreement. To the extent Sangamo and Sigma do not succeed in developing and commercializing products or if Sangamo and Sigma fail to achieve such milestones, our revenues and benefits under the license agreement will be limited. In addition, the license agreement may be terminated by Sigma at any time by providing us with a 90-day notice. In the event Sigma decides to terminate the license agreement, our ability to generate revenue under the license agreement will cease.
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
     In addition, our certificate of incorporation:
▪	states that stockholders may not act by written consent but only at a stockholders’ meeting;

▪	establishes advance notice requirements for nominations for election to the board of directors or proposing matters that can be acted upon at stockholders’ meetings; and

▪	limits who may call a special meeting of stockholders.
     We are also subject to Section 203 of the Delaware General Corporation Law, which provides, subject to certain exceptions, that if a person acquires 15% of our voting stock, the person is an “interested stockholder” and may not engage in “business combinations” with us for a period of three years from the time the person acquired 15% or more or our voting stock.
     Insiders have substantial control over Sangamo and could delay or prevent a change in corporate control.  The interest of management could conflict with the interest of our other stockholders. Our executive officers and directors beneficially own, in the aggregate, approximately 10% of our outstanding common stock. As a result, these stockholders, if they choose to act together, will be able to have a material impact on all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This could have the effect of delaying or preventing a change of control of Sangamo, which in turn could reduce the market price of our stock.
ITEM 6. EXHIBITS
     (a) Exhibits:
10.1 (+)	License Agreement dated as of July 10, 2007 between Sigma-Aldrich Corporation., and Sangamo BioSciences, Inc.

10.2	Common Stock Purchase Agreement dated as of July 10, 2007 between Sigma-Aldrich Corporation and Sangamo BioSciences, Inc. (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on July 10, 2007)

31.1	Rule 13a – 14(a) Certification by President and Chief Executive Officer

31.2	Rule 13a – 14(a) Certification by Principal Financial and Accounting Officer

32.1	Certification Pursuant to 18 U.S.C. Section 1350.

(+)	Confidential Treatment has been requested for certain information contained in this document. Such information has been omitted and filed separately with the Securities and Exchange Commission.

SIGNATURES
     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
SANGAMO BIOSCIENCES, INC. Dated: November 1, 2007

/s/ Greg S. Zante

Greg S. Zante Vice President, Finance and Administration (Principal Financial and Accounting Officer)