Form 10-K
period 2007-12-31
SANGAMO BIOSCIENCES INC
filed 2008-03-03
CIK 1001233

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number: 0-30171

SANGAMO BIOSCIENCES, INC.

(Exact name of registrant as specified in its charter)

Delaware	68-0359556
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

501 Canal Boulevard, Suite A100
Richmond, California	94804
(Address of principal executive offices)	(Zip Code)

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

Large accelerated filer  ☐             Accelerated filer  ☑             Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

The aggregate market value of the voting stock held by non-affiliates of the registrant based upon the closing sale price of the common stock on June 30, 2007 (the last business day of the registrant’s most recently completed second fiscal quarter), as reported on the Nasdaq Global Market was approximately $201,675,437. For purposes of this calculation, directors and executive officers of the registrant have been deemed affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at February 1, 2007
Common Stock, $0.01 par value per share	40,367,567 shares

DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts Into Which Incorporated
Proxy Statement for the 2008	Part III
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

Overview

We are a leader in the research, development and commercialization of zinc finger DNA-binding proteins (ZFPs), a naturally occurring class of proteins, and have used our knowledge and expertise to develop a proprietary technology platform. ZFPs can be engineered (see Fig. 1) to make ZFP transcription factors, or ZFP TFs™, proteins that can be used to turn genes on or off, and ZFP nucleases, ZFNsTM, proteins that enable us to modify DNA sequences in a variety of ways. As ZFPs act at the DNA level, they have broad potential applications in several areas including human therapeutics, plant agriculture, research reagents and cell-line engineering.

The main focus for our company is the development of novel human therapeutics and we are building a pipeline of ZFP Therapeutics™. Our lead ZFP Therapeutic, SB-509, a plasmid formulation of a ZFP TF activator of the vascular endothelial growth factor-A (VEGF-A) gene, is in three Phase 2 clinical trials for the treatment of diabetic neuropathy (DN). We have presented data from a Phase 1 study of SB-509 demonstrating that it was well tolerated in subjects with DN. In addition, over a six month period after a single administration of SB-509, we observed a statistically significant improvement in quantitative sensory testing (QST) and clinically relevant trends toward improvement in nerve conduction velocity (NCV) in subjects with mild to moderate diabetic neuropathy. We expect to have clinical data from our Phase 2 trials in the second half of 2008. In 2008, we also expect to initiate a fourth Phase 2 clinical trial of SB-509 to evaluate its safety and clinical effects in subjects with Amyotrophic Lateral Sclerosis (ALS) or Lou Gehrig’s Disease. In addition, we have completed a Phase 1 clinical trial and have an ongoing Phase 1 clinical study both designed to evaluate the safety and preliminary efficacy of this proprietary Sangamo ZFP Therapeutic for the treatment of peripheral artery disease (PAD).

We expect to file Investigational New Drug Applications (INDs) to initiate the first Phase 1 clinical trials of our ZFN Therapeutics programs in HIV and in glioblastoma multiforme in 2008.

We have preclinical development programs of ZFP Therapeutics in spinal cord injury, stroke, traumatic brain injury, neuropathic pain, and Parkinson’s disease. In January 2007, we announced a grant of $950,000 from The Michael J. Fox Foundation for Parkinson’s Research (“MJFF”) to partially fund this program. We have additional research-stage programs in X-linked severe combined immunodeficiency (X-linked SCID), hemophilia and hemoglobinopathies.

We believe the potential commercial applications of ZFPs are broad-based and we have capitalized on our ZFP platform by facilitating the sale or licensing of ZFP TFs or ZFNs to companies working in fields outside of human therapeutics.

•

In October 2005, we announced a Research License and Commercial Option Agreement with Dow AgroSciences, LLC (DAS), a wholly owned indirect subsidiary of Dow Chemical Corporation. Under the agreement, Sangamo is providing DAS with access to Sangamo’s ZFP technology and the exclusive right to use it to modify the genomes or alter the nucleic acid or protein expression of plant cells, plants, or plant cell cultures. We have retained rights to use plants or plant-derived products to deliver ZFP TFs or ZFNs into human or animals for diagnostic, therapeutic, or prophylactic purposes. DAS and Sangamo have announced the successful achievement of multiple milestones in this collaboration signaling the scientific success of the technology in important commercial crops. DAS has an option for a commercial license for the technology that expires on September 30, 2008.

•	In addition, in July 2007 we established an alliance with Sigma-Aldrich Corporation (“Sigma”) to develop and commercialize high value laboratory research reagents based upon Sangamo’s ZFP technology.

•

We also have research and license agreements with life sciences companies including Pfizer Inc, (“Pfizer”), Novo Nordisk Inc., Novartis A/G, Amgen Inc. and Kirin Brewery Company, a research and license agreement with Medarex Inc. and most recently a research and license agreement with Genentech, Inc. (“Genentech”). Under these agreements, we are providing access to Sangamo’s proprietary ZFP technology to generate cell lines with novel characteristics for protein pharmaceutical production.

We have a substantial intellectual property position in the design, selection, composition, and use of engineered ZFPs to support all of these commercial activities. As of February 1, 2008, we either own outright or have exclusively licensed the commercial rights to approximately 191 patents issued in the United States and foreign national jurisdictions, and we have 212 patent applications owned and licensed pending worldwide. We continue to license and file new patent applications that strengthen our core and accessory patent portfolio. We believe that our proprietary position will protect our ability to research, develop, and commercialize products and services based on ZFP technology across our chosen applications.

DNA, Genes, and Transcription Factors

DNA is present in all cells except mature red blood cells, and encodes the inherited characteristics of all living organisms. A cell’s DNA is organized in chromosomes as thousands of individual units called genes. Genes encode proteins, which are assembled through the process of transcription—whereby DNA is transcribed into ribonucleic acid (RNA)—and, subsequently, translation—whereby RNA is translated into protein. DNA, RNA, and proteins comprise many of the targets for pharmaceutical drug discovery and therapeutic intervention at the molecular level.

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

Transcription factors are proteins that bind to DNA and regulate gene expression. A transcription factor recognizes and binds to a specific DNA sequence within or near a particular gene and causes expression of that gene to be “turned on” (activated) or “turned off” (repressed). In higher organisms, transcription factors typically comprise two principal domains: the first is a DNA-binding domain, which recognizes a target DNA sequence and thereby directs the transcription factor to the proper chromosomal location; the second is a functional domain that causes the target gene to be activated or repressed (see Figure 1).

Figure 1

The Two Domain Structure of a ZFP Therapeutic

Engineered Zinc Finger Protein Transcription Factors (ZFP TFs) for Gene Regulation and Engineered ZFP Nucleases (ZFNs) for Gene Modification

Consistent with the two-domain structure of natural ZFP TFs, we take a modular approach to the design of the proteins that we engineer. The ZFP portion, the DNA-recognition domain, is typically composed of three or more zinc fingers. Each individual finger recognizes and binds to a three base pair sequence of DNA and multiple fingers can be linked together to recognize longer stretches of DNA, thereby improving specificity. By modifying the amino acids of a ZFP that directly interact with DNA, we can engineer novel ZFPs capable of recognizing pre-selected DNA sequences within, or near, virtually any gene.

We use the engineered ZFP DNA-binding domain linked to a functional domain. The ZFP DNA-binding domain brings the functional domain into the proximity of the gene of interest. Thus Sangamo’s scientists can create a ZFP TF which is capable of controlling or regulating a target gene in the desired manner. For instance, attaching an activation domain to a ZFP will cause a target gene to be “turned on.” Alternatively, a repression domain causes the gene to be “turned off.” Our lead ZFP Therapeutic SB-509 is designed to turn a gene on. SB-509 is a ZFP TF activator of the VEGF-A gene. VEGF-A has been shown to have angiogenic properties, i.e. to promote the growth of blood vessels, and to have a protective and regenerative effect on nerve tissue. We are testing this ZFP TF in Phase 2 clinical trials in subjects with DN and in Phase 1 clinical trials in PAD. We have plans to initiate a Phase 2 trial in ALS, and we have preclinical programs in stroke, spinal cord injury and traumatic brain injury. We are also developing ZFP TFs that turn gene expression off. We have programs in neuropathic pain focused on the repression of pain receptors, Trk-A and PN3. These ZFP TFs are in preclinical testing.

Our engineered ZFPs can also be attached to the cleavage domain of a restriction endonuclease, an enzyme that cuts DNA, creating a zinc finger nuclease or ZFN. The ZFN is able to recognize its intended gene target through its engineered ZFP DNA-binding domain (Figure 1). When a pair of ZFNs is bound to the DNA in the correct orientation and spacing, the DNA sequence is cut between the ZFP binding sites. DNA-binding by both ZFNs is necessary for cleavage. This break in the DNA triggers a natural process of DNA repair in the cell. The repair process can be harnessed to achieve one of several outcomes that may be therapeutically useful. If cells are simply treated with ZFNs alone the repair process frequently results in joining together of the two ends of the broken DNA and the consequent loss of a small amount of genetic material that results in disruption of the original DNA sequence. This can result in the generation of a shortened or non-functional protein, i.e. gene disruption. We believe that ZFN-mediated gene modification may be used to disrupt a gene that is involved in disease pathology such as disruption of the CCR5 gene to treat HIV infection or the disruption of the glucocorticoid receptor gene to make engineered “killer” T-cells resistant to glucocorticoids as in our glioblastoma program. In contrast, if cells are treated with ZFNs in the presence of an additional “donor” DNA sequence that encodes the correct gene sequence, the cell can use the donor as a template to correct the cell’s gene as it repairs the break resulting in ZFN-mediated gene correction. ZFN-mediated gene correction enables a corrected gene to be expressed in its natural chromosomal context and may provide a novel approach for the precise repair of DNA sequence mutations responsible for monogenic diseases such as sickle cell anemia and X-linked severe combined immunodeficiency (X-linked SCID). In addition, by making the donor sequence a gene-sized segment of DNA, a new copy of a gene can also be added into the genome at a specific location. The ability to place a gene-sized segment of DNA specifically into a pre-determined location in the genome eliminates the insertional mutagenesis concerns associated with traditional gene replacement approaches.

To date, we have designed, engineered, and assembled several thousand ZFPs and have tested many of these proteins for their affinity, or tightness of binding to their DNA target as well as their specificity, or preference for their intended DNA target. We have developed methods for the design, selection, and assembly of ZFPs capable of binding to a wide spectrum of DNA sequences and genes. We have linked ZFPs to numerous functional domains to create gene-specific ZFP TFs and have demonstrated the ability of these ZFP TFs to regulate hundreds of genes in dozens of different cell types and directly in whole organisms, including mice, rats, rabbits, pigs, fruit flies, worms, zebra fish and yeast, and in plant species including canola and maize. Sangamo scientists and collaborators have published data in peer-reviewed scientific journals on the transcriptional function of ZFP TFs, successful gene modification using ZFNs and the resulting changes in the behavior of the target cell, tissue, or organism. We have also administered plasmid encoding our VEGF-A activating transcription factor to humans as part of our clinical trials. We are currently evaluating their efficacy in man.

ZFP Therapeutics Provide the Opportunity to Develop a New Class of Human Therapeutics

With our ability to deliver gene-specific ZFP TFs for the activation or repression of genes and ZFNs for the correction, disruption or addition of target genes and DNA sequences, we are focused on developing a new class of highly differentiated human therapeutics and believe that as more genes are validated as high-value therapeutic targets, the clinical breadth and scope of our ZFP Therapeutic applications may be substantial.

We believe that ZFP Therapeutics provide a unique and proprietary approach to drug design and may have competitive advantages over small-molecule drugs, protein pharmaceuticals and RNA-based approaches.

For example, ZFP Therapeutics can:

•

Potentially be used to treat a broad range of diseases. ZFP Therapeutics act at the DNA level to regulate or modify gene expression. We believe that we can generate ZFPs to recognize virtually any gene target allowing direct modulation of the gene and enabling a potentially broad applicability.

•

Target “non-druggable” targets. ZFP TFs and ZFNs act through a mechanism that is unique among biological drugs: direct regulation or modification of the disease-related or therapeutic gene as opposed to the RNA or protein target encoded by that gene. Following the genomics revolution of the 1990s, the sequencing and publication of the human genome, and the industrialization of genomics-based drug discovery, pharmaceutical and biotechnology companies have validated and characterized many new drug targets. Many of these targets have a clear role in disease processes but cannot be bound or modulated for therapeutic purposes by small molecules. Alternative therapeutic approaches may be required to modulate the biological activity of these so-called “non-druggable” targets. This may create a significant clinical and commercial opportunity for the therapeutic regulation or modification of disease-associated genes using engineered ZFP TFs or ZFNs. Thus, a target which may be intractable to treatment using a small molecule or monoclonal antibody can be turned on, turned off or modified at the DNA level using ZFP technology.

•

Provide novel activities such as activation of gene expression and gene modification to address drug targets. Engineered ZFP TFs enable not just the repression of a therapeutically relevant gene but its activation, and ZFNs enable the disruption, correction or targeted addition of a gene sequence. This gives the technology a degree of flexibility not seen in other drug platforms. Activation of gene expression and direct modification of genes are not functions that can be achieved using antisense RNA, or siRNA, which act by interfering with the expression of cellular RNA, or conventional small molecules, antibodies, or other protein pharmaceuticals that primarily act to “block” or antagonize the action of a protein.

•

Provide high specificity and selectivity for targets. ZFP Therapeutics can be designed to act with high specificity and we have published such data (Proc. Natl. Acad. Sci (2003) vol:100, p11997-12002). In addition, there are generally only two targets per cell for a ZFP Therapeutic which means that ZFP TFs and ZFNs need to be available in the cell in very low concentrations. In contrast, drugs that act on protein and RNA targets that are naturally present in higher cellular concentrations need to be administered in higher concentrations. Many small molecule and RNA-based approaches either affect multiple targets demonstrating so-called “off-target effects” or are toxic in the concentrations required to be therapeutically effective.

•	Be used transiently to obtain a permanent therapeutic effect. Permanent gene disruption, correction or addition requires only brief cellular expression of ZFNs.

THERAPEUTIC PRODUCT DEVELOPMENT

ZFP Therapeutic Product Development Programs

SB-509—An Activator of VEGF-A Gene Expression

Our lead therapeutic development programs are based around the development of a ZFP TF that has been engineered to activate a patient’s own vascular endothelial growth factor-A (VEGF-A) gene. VEGF-A has been demonstrated to have both angiogenic and direct neuroproliferative, neuroregenerative and neuroprotective properties. The VEGF-A gene encodes multiple forms (isoforms) of the VEGF-A protein which exhibit slightly different properties and bind to different VEGF-A receptors. It is believed that all of these isoforms are required to be present in specific ratios to achieve a full biological effect. We believe that this differentiates Sangamo’s approach. We are developing formulations of this VEGF-activating ZFP TF, also called (SB-509 and EW-A-401) for the following conditions: diabetic neuropathy, peripheral artery disease and ALS (see Table 1) and are evaluating the ZFP Therapeutic in several ongoing clinical trials. We are also evaluating the VEGF ZFP TF in preclinical animal studies in spinal cord injury, traumatic brain injury and stroke.

Product Candidate	Targeted Indication	Stage of Development	Protocol	Milestones

SB-509	Diabetic Neuropathy: mild to moderate	Phase 1	SB-509-401	Enrollment and treatment complete. Full data set to be published or presented in 1H 2008
	Diabetic Neuropathy: mild to moderate	Phase 2	SB-509-601	Subject enrollment complete. Data in 2H 2008
	Diabetic Neuropathy: moderate to severe	Phase 2	SB-509-701	Expect to complete enrollment and have data in 2008
	Stem cell mobilization: in subjects with mild to moderate DN	Phase 2	SB-509-703	Expect to complete enrollment in 2008
	Amyotrophic Lateral Sclerosis (ALS)	Phase 2		Expect to initiate study in 2008

*EW-A-401	Peripheral Artery Disease: Critical limb ischemia	Phase 1	0412-682	Completed
	Peripheral Artery Disease: Intermittent claudication	Phase 1	0310-611	Ongoing

*	The EW-A-401 formulation contains the same ZFP TF as SB-509

Table 1: Summary of current clinical programs evaluating Sangamo’s ZFP TF activator of VEGF-A

Diabetic Neuropathy (DN)

Market Opportunity

Diabetic peripheral sensory and motor neuropathy is one of the most frequent complications of diabetes. Symptoms include numbness, tingling sensations and pain particularly in the toes or feet which may evolve into loss of sensation and motor function as nerve damage progresses. Ulcers and sores may appear on numb areas of the foot or leg because pressure or injury goes unnoticed. Despite adequate treatment, these areas of trauma frequently become infected and this infection may spread to the bone, necessitating amputation of the leg or foot. The rate of amputation for people with diabetes is ten times higher than that for non-diabetics and more than 60% of non-traumatic lower-limb amputations in the United States occur among people with diabetes. In 2002, that translated to approximately 82,000 non-traumatic lower limb amputations. The American Diabetes Association (ADA) estimates that in 2005 there were approximately 20.8 million people with diabetes in the United States and that of those about 60% to 70% have mild to severe forms of neuropathy. According to the Centers for Disease Control (CDC), diabetes is becoming more common in the United States. From 1980 through 2002, the number of Americans with diabetes more than doubled.

Current Treatments

Apart from rigorous control of blood glucose, the only therapies approved by the FDA for the treatment of DN are analgesics and antidepressants such as Lyrica® (pregabalin) and Cymbalta® (duloxetine hydrochloride) that address the symptoms of pain but do not retard or reverse the progression of the disease.

Sangamo’s Therapeutic Approach

Sangamo is developing SB-509, an injectable formulation of plasmid DNA that encodes a ZFP TF, designed to up-regulate the patient’s own VEGF-A gene in an effort to address the underlying nerve damage caused by DN. Human clinical studies have demonstrated that VEGF expression is reduced in diabetic patients with neuropathy and that the more severe the symptoms the greater the reduction in VEGF-A expression (Diabetes Care (2008) Vol: 31 p140-145). We have completed preclinical studies of VEGF-A activation using our ZFP Therapeutic, SB-509, in animal models of DN and demonstrated that single and repeat intramuscular injections of SB-509 in rats with diabetes resulted in protection of nerve function in the treated limb as measured by sensory and motor nerve conduction velocities. In January 2005, we filed an IND with the FDA for SB-509 for the treatment of mild to moderate diabetic neuropathy. We completed enrollment and treatment of a Phase 1a, single blind, dose-escalation trial to measure the laboratory and clinical safety of SB-509 in human subjects and extended this study to a larger Phase 1b study. Data from our Phase 1 trial demonstrated that a single treatment of SB-509 was well-tolerated and that no drug-related severe adverse events (SAEs) were observed. Moreover, data from the Phase 1b clinical trial presented at the American Diabetes Association Meeting in June 2007 and the Society for Neuroscience Meeting in November 2007 demonstrate improvements in measures of nerve health. We observed a statistically significant improvement in quantitative sensory testing and clinically relevant trends toward improvement in nerve conduction velocity measurements in subjects with mild to moderate diabetic neuropathy over a six month period after a single administration of SB-509. We initiated a double-blind, placebo-controlled, repeat-dosing multi-center Phase 2 clinical trial of SB-509 (SB-509-601) in November 2006 having entered into an agreement with Juvenile Diabetes Research Foundation International (JDRF) in October 2006 to provide up to $3.0 million in funding to support this trial. We completed enrollment of subjects into this trial in December 2007 and expect to have data from the trial in the second half of 2008. In April 2007, we initiated a second repeat-dosing placebo-controlled Phase 2 clinical study (SB-509-701) to evaluate SB-509 in subjects with moderate to severe DN. We expect to have data from this single blind trial in 2008.

In preclinical and clinical studies we have observed a mobilization of so-called “Aldehyde dehydrogenase (ALDH)-bright cells” into the bloodstream after treatment with SB-509. ALDH-bright cells can be identified by their ability to be stained with a substrate of aldehyde dehydrogenase, an enzyme that is highly expressed in stem cells. ALDH-bright cell populations of human bone marrow have been shown to be highly enriched in cell types thought to mediate tissue repair, including endothelial, mesenchymal, neural and hematopoietic progenitor cells. Stem cells are of interest as potential therapeutic agents as they can be induced to become cells with a special function in the body such as nerves and blood vessels and can potentially migrate from the blood circulation into areas of injury or degeneration to participate in the body’s repair response. This observation may also serve as a pharmacodynamic surrogate biomarker enabling a physician to easily monitor progress of our therapy for DN after SB-509 administration. In January 2008, we announced that we had initiated a single-blind, placebo-controlled, Phase 2 clinical trial (SB-509-703) in subjects with mild to moderate DN designed to evaluate the pharmacokinetics of stem cell mobilization into the bloodstream after treatment with varying doses of SB-509 as well as the clinical safety and clinical effects of SB-509 administration. We expect to complete enrollment of this trial in 2008 and have data in 2009.

Peripheral Artery Disease (PAD)

Market Opportunity

PAD is the result of inadequate arterial blood flow to the lower extremities. It is seen as a spectrum of disease, beginning with asymptomatic reduction in blood flow to the leg, followed by the development of intermittent claudication (IC), which limits walking distance, and the subsequent stage, marked by foot pain in the absence of exercise, is known as resting pain. Further progression leads to tissue damage and severely impaired mobility, a stage known as critical limb ischemia (CLI). CLI leads to amputation for 200,000 people per year in the Untied States. PAD affects 8-12 million people in the United States. Prevalence increases with age, and by age 70, affects approximately 20 percent of the population. Eighty percent of these patients have intermittent claudication and do not progress to resting pain or critical limb ischemia.

Current Treatments

Treatment for PAD focuses on reducing symptoms and preventing further progression of the disease. Patients with IC are generally advised to increase exercise, modify their diet and are prescribed blood pressure and cholesterol lowering drugs. Two drugs, Pentoxifylline, a hemorheologic agent, and Cliostazol, a phosphodiesterase III inhibitor, have been approved by the FDA for intermittent claudication. Interventional procedures may also be used in some patients with IC including thrombolysis (dissolving clot with medication infused into the leg artery), thrombectomy (extraction of a clot from the leg artery using a balloon catheter), angioplasty (using a balloon catheter to expand the vessel), stenting (using a catheter to place a metal coil inside the artery, so as to expand it), and surgery (using a segment of vein, to surgically bypass the obstruction). There are no drugs currently approved for the treatment of CLI.

Sangamo’s Therapeutic Approach

Our ZFP TF activator of VEGF has been evaluated in peripheral artery disease for therapeutic angiogenesis, or the growth of new blood vessels. The initial development of a formulation (EW-A-401) of the plasmid encoding this ZFP TF was funded and managed by Edwards Lifesciences LLC (“Edwards”). In December 2006, we acquired this clinical-stage ZFP TF therapeutic angiogenesis program from Edwards. This included a Phase 1 clinical trial (0310-611) of EW-A-401 to treat intermittent claudication (IC) initiated in August 2004 which is ongoing at the National Heart Lung and Blood Institute (NHLBI) at the National Institutes of Health (NIH) and a Phase 1 human clinical trial for CLI (0412-682) that was initiated in June 2005 at Duke University Medical Center. Accrual and treatment of subjects on this latter trial is complete.

Amyotrophic Lateral Sclerosis (ALS)

Market Opportunity

ALS, commonly referred to as “Lou Gehrig’s disease,” is a progressive neurodegenerative disease that affects nerve cells in the brain and the spinal cord and is generally fatal. The progressive degeneration of the motor neurons in ALS is the primary reason that the disease is fatal. When the motor neurons die, the ability of the brain to initiate and control muscle movement is lost. Muscle weakness is a hallmark initial sign in ALS, occurring in approximately 60% of patients. The hands and feet may be affected first, causing difficulty in lifting, walking or using the hands. As the weakening and paralysis continue to spread to the muscles of the trunk, the disease eventually affects speech, swallowing, chewing and breathing. When the breathing muscles become affected, ultimately, patients need permanent ventilatory support in order to survive. More than 5,600 Americans are diagnosed with ALS each year. Approximately 35,000 people at any given time are living with ALS in the United States.

Current Treatments

There are no drugs available to cure ALS. The FDA has approved a single medication, Rilutek© (Riluzole) which modestly increases lifespan in ALS patients.

Sangamo’s Therapeutic Approach

There are both animal and clinical data that suggest that a defect or deficiency in VEGF expression plays a role in ALS. We plan to evaluate whether a regional muscle or systemic effect of SB-509 delivery will result in a therapeutic effect in ALS. We expect to initiate a Phase 2 clinical trial to address this indication in 2008.

Pre-clinical Stage Programs

In addition to our ongoing Phase 2 clinical trials in DN and stem cell mobilization, Phase 1 clinical trial in PAD, and our submission to initiate a Phase 2 trial in ALS we currently have two pre-IND programs as well as multiple preclinical-stage programs (i.e., lead ZFP TF molecules in animal efficacy studies). We expect to file INDs for our ZFP Therapeutics for HIV/AIDS and glioblastoma in 2008.

Human Immunodeficiency Virus (HIV) and Acquired Immunodeficiency Syndrome (AIDS)

According to UNAIDS/WHO, in 2006 over 4.3 million people were newly infected with HIV, and there are now over 40 million people world-wide living with HIV and AIDS. An estimated 2.9 million people died of AIDS in the same year. The CDC estimates that, in the United States alone, there were one million people living with HIV/AIDS, approximately 46,000 new infections and 17,000 deaths in 2005.

HIV infection results in the death of immune system cells and thus leads to AIDS, a condition in which the body’s immune system is depleted to such a degree that the patient is unable to fight off common infections. Ultimately, these patients succumb to opportunistic infections or cancers. CCR5 is a co-receptor for HIV entry into T-cells and, if CCR5 is not expressed on their surface, HIV is less efficient at infecting these cells. A population of individuals that is immune to HIV infection, despite multiple exposures to the virus, has been identified and extensively studied. The majority of these individuals have a natural mutation, CCR5delta32, that results in the expression of a shortened, or truncated, and non-functional CCR5 protein. This mutation appears to have no observable deleterious effect. We are using our ZFN-mediated gene disruption technology to disrupt the CCR5 gene in cells of a patient’s immune system to make these cells permanently resistant to HIV infection. The aim is to provide a population of HIV-resistant cells that can fight HIV and opportunistic infections. In collaboration with scientists at the University of Pennsylvania we are pursuing in-vivo approaches in T-cells and hematopoietic stem cells. We expect to file an IND for a Phase 1 trial of our CCR5 ZFN Therapeutic in 2008.

Glioblastoma Multiforme

Gliomas are the most common type of primary brain cancers; 20,000 cases are diagnosed and 14,000 glioma-related deaths occur annually in the United States. Glioblastoma multiforme (GM), the most common type of glioma, is rapidly progressive and nearly universally lethal. Currently, malignant glioma is managed through surgery and radiation which often exacerbates the already severe symptoms caused by the location of the tumor. With modern surgical and radiotherapeutic techniques the mean duration of survival has increased to 82 weeks, although 5-year survival rates have only increased from 3 to 6%. Resections of 90% of bulky tumors are usually attempted provided that vital functional anatomy is spared. Chemotherapy, resection and radiation provide only marginal survival advantage to patients. Approximately 80% of recurrent tumors arise from remnants of the original incompletely resected tumor. The median survival of recurrent glioblastoma multiforme patients treated with a second resection is 36 weeks.

In collaboration with clinicians at City of Hope (“COH”) we are developing a ZFP Therapeutic that uses our ZFN technology to disrupt the expression of the gene encoding the glucocorticoid receptor. Our collaborators have developed an engineered protein known as an IL-13 “zetakine” that, when expressed in cytotoxic or “killer” T-cells, enables them to seek out and destroy glioblastoma cells in the brain. In an investigator-sponsored IND patients have been treated with zetakine-modified T-cells which have shown significant anti-tumor activity. In the current clinical protocol, T-cells are removed from a patient with GM and modified to express the zetakine. These modified cells are infused into the brain following surgery for the targeted elimination of residual tumor cells. Frequently, however, a glucocorticoid such as Decadron® must be administered to patients post-surgery to control brain swelling. Glucocorticoids inactivate or kill the therapeutic T-cells through a protein known as the glucocorticoid receptor (GR). Cells without a functional GR are drug-resistant and are therefore available to destroy tumor cells. Our goal is to generate zetakine positive, GR-negative T-cells thus enabling the full treatment effect to occur even in the presence of Decadron. In December 2006, we entered into a broad, exclusive license agreement with the COH for use of the zetakine with our technology. Sangamo retains commercialization rights and COH receives success-based milestone and downstream payments. We anticipate filing an IND for a Phase 1 clinical trial of this therapeutic in 2008.

Neuropathic Pain (Cancer Pain)

Neuropathic pain comprises a set of chronic pain disorders that cannot be connected to a physical trauma, as is the case with acute pain. There are several million patients with neuropathic pain in the United States including late-stage cancer patients. Studies have shown that 90% of patients with advanced cancer experience severe pain, and that pain occurs in 30% of all cancer patients regardless of the stage of the disease. Pain usually increases in intensity as cancer progresses. The most common cancer pain is from tumors that metastasize to the bone. As many as 60-80% of cancer patients with bone metastasis experience severe pain. The second most common cancer pain is caused by tumors infiltrating nerves. Tumors near neural structures may cause the most severe pain. The few drugs currently being used to treat pain in these patients show marginal efficacy and can have very significant side effects. Chronic pain is a major and underserved market opportunity and is now an area of intense focus by pharmaceutical researchers owing to the discovery of several new pain-related pathways and drug targets. Recent studies have shown that in chronic pain, certain proteins in nerve cell membranes are up-regulated or over-expressed. Our scientists have identified ZFP TF candidates that repress the expression of two of these pain targets, Trk-A and PN3, in cell-based models. Trk-A and PN3 fall into the class of “non-druggable” targets. We have incorporated these ZFP TFs into gene transfer vectors and have demonstrated a statistically significant reduction of pain in an animal model of bone cancer pain after treatment with Sangamo’s ZFP TF repressor of Trk-A. These data were presented at the Society for Neuroscience meeting in November 2007. Further animal studies are ongoing.

Nerve Regeneration—Spinal Cord Injury (SCI) and Traumatic Brain Injury (TBI)

Nerves are fragile and can be damaged by disease, pressure, stretching, or cutting. While recent advances in emergency care and rehabilitation allow many patients suffering from a nerve injury or neurodegenerative disease to survive for longer periods and live with their condition, there are currently no therapeutic options for restoring nerve function. The spectrum of direct nerve injuries ranges from “pinched” nerves, e.g. sciatica, to outright spinal cord severance. Spinal Cord Injury (SCI) encompasses damage to the spinal cord that results in a loss of function such as mobility or feeling. The National Spinal Cord Injury Statistical Center (NSCISC) estimates that there are approximately 11,000 new cases each year primarily in young adults. The spinal cord does not have to be severed in order for a loss of function to occur. In fact, in most people with SCI, the spinal cord is intact, but the damage to it results in loss of function. Evidence from preclinical and clinical studies using VEGF-A suggests that the targeted up-regulation of VEGF-A may be a viable approach to the treatment of degenerative nerve disease, crush injuries, SCI and traumatic brain injury. In collaboration with several academic labs, we are evaluating our ZFP TF activator of the VEGF-A gene in pre-clinical animal efficacy models of SCI. We have presented data that demonstrates a statistically significant effect on both recovery of hind-limb function and spinal cord tissue preservation following treatment at the time of injury with our ZFP TF activator of VEGF-A in a severe model of SCI. Further studies in SCI to investigate dosing and timing of dose as well as animal studies in traumatic brain injury are ongoing.

Parkinson’s Disease (PD)

Parkinson’s disease is a chronic, progressive disorder of the central nervous system and results from the loss of cells in a section of the brain called the substantia nigra. These cells produce dopamine, a chemical messenger responsible for transmitting signals within the brain. Loss of dopamine causes critical nerve cells in the brain, or neurons, to fire out of control, leaving patients unable to direct or control their movement in a normal manner. The symptoms of Parkinson’s may include tremors, difficulty maintaining balance and gait; rigidity or stiffness of the limbs and trunk; and general slowness of movement (also called bradykinesia). Patients may also eventually have difficulty walking, talking, or completing other simple tasks. Symptoms often appear gradually yet with increasing severity and the progression of the disease may vary widely from patient to patient. There is no cure for Parkinson’s disease. Drugs have been developed that can help patients manage many of the symptoms; however they do not prevent disease progression. In January 2007, we were awarded funding by The Michael J. Fox Foundation for Parkinson’s Research (MJFF) to support the development of a ZFP TF activator of glial cell line-derived neurotrophic factor (GDNF) to treat PD. The $950,000 award will be paid over a period of two years. In collaboration with scientists at the University of California, San Francisco (UCSF), we are

evaluating ZFP TFs that activate the glial cell line-derived neurotrophic factor (GDNF) gene in pre-clinical animal efficacy models of Parkinson’s Disease.

Stroke

A stroke occurs when a blood clot blocks an artery, or a blood vessel breaks, interrupting blood flow to an area of the brain. When either of these events happen, brain cells begin to die frequently resulting in brain damage. When brain cells die during a stroke, abilities controlled by that area of the brain are lost. These abilities can include speech, movement and memory. How a stroke patient is affected depends on where the stroke occurs in the brain and how much the brain is damaged. According to the American Heart Association, stroke killed 150,074 people in 2004 and is the third largest cause of death in the United States. Data from Greater Cincinnati/Northern Kentucky Stroke Study/National Institute of Neurological Diseases and Stroke (GCNKSS/NINDS) studies show that about 780,000 people suffer a new or recurrent stroke each year. About 600,000 of these are first attacks and 180,000 are recurrent attacks. As a consequence stroke is a leading cause of serious, long-term disability in the US. About 5.8 million stroke survivors are alive today. We are evaluating our ZFP TF activator of the VEGF-A gene in pre-clinical animal efficacy models of stroke.

ZFP Therapeutic Research Programs

We also have several research stage ZFN-mediated gene modification programs in progress. These initiatives include programs in hemophilia and the hemoglobinopathies and in immune system disorders such as X-linked severe combined immunodeficiency (X-linked SCID).

CORPORATE RELATIONSHIPS

We are applying our ZFP technology platform to several commercial applications in which our products provide Sangamo and our strategic partners and collaborators with potential technical, competitive, and economic advantages. Where and when appropriate, we have established or will continue to pursue ZFP Therapeutic strategic partnerships, corporate partnerships in non-therapeutic areas and Enabling Technology collaborations with selected pharmaceutical, biotechnology and chemical companies to fund internal research and development activities and to assist in product development and commercialization.

We believe the advancement of our first ZFP Therapeutics into clinical trials has come at a timely point in the evolution of the worldwide pharmaceutical industry. Large pharmaceutical companies face revenue growth challenges that compel them to in-license or acquire emerging therapeutic technologies. The presentation of data from our ZFP Therapeutic Phase 2 clinical trials in 2008 may bring attention to our other ZFP Therapeutic programs and to the potential of ZFP Therapeutics to address non-druggable, yet high-value drug targets.

Agreement with Dow AgroSciences in Plant Agriculture

Sangamo scientists and collaborators have shown that ZFP TFs and ZFNs can be used to regulate and modify genes in plants. The ability to regulate gene expression with engineered ZFP TFs may lead to the creation of new plants that increase crop yields, lower production costs, are more resistant to herbicides, pesticides, and plant pathogens, which could permit the development of branded agricultural products with unique nutritional and processing characteristics. In addition, ZFNs may be used to facilitate the efficient and reproducible generation of transgenic plants. Effective as of October 1, 2005, we entered into a Research License and Commercial Option Agreement with Dow AgroSciences LLC (“DAS”), a wholly owned subsidiary of Dow Chemical Corporation. Under this agreement, we will provide DAS with access to our proprietary ZFP technology and the exclusive right to use our ZFP technology to modify the genomes or alter the nucleic acid or protein expression of plant cells, plants, or plant cell cultures. We have retained rights to use plants or plant-derived products to deliver ZFP TFs or ZFNs into human or animals for diagnostic, therapeutic, or prophylactic purposes. We have announced the achievement of several milestones in this collaboration.

Our agreement with DAS provides for an initial three-year research term during which time we are working together to validate and optimize the application of our ZFP technology to plants, plant cells and plant cell cultures. A joint committee having equal representation from both companies oversees this research. During the initial three-year research term, DAS has the option to obtain a commercial license to sell products incorporating or derived from plant cells generated using our ZFP technology, including agricultural crops, industrial products and plant-derived biopharmaceuticals. The option expires on September 30, 2008. This commercial license will be exclusive for all such products other than animal and human health products. In the event that DAS exercises this option, DAS may elect to extend the research program beyond the initial three-year term on a year-to-year basis.

Pursuant to the Research License and Commercial Option Agreement, DAS made an initial cash payment to us of $7.5 million. In November 2005, we sold approximately 1.0 million shares of common stock to DAS at a price of $3.85 per share, resulting in proceeds of $3.9 million. In addition, DAS will provide $6.0 million in research funding over the initial three-year research term and may make an additional payment of up to $4.0 million in research milestone payments to us during this same period, depending on the success of the research program. In the event that DAS elects to extend the research program beyond the initial three-year term, DAS will provide additional research funding. If DAS exercises its option to obtain a commercial license, we will be entitled to full payment of the $4.0 million in research milestones, a one-time exercise fee of $6.0 million, minimum annual sublicensing payments totaling to up to $25.3 million over 11 years and commercialization milestone payments for each product, and royalties on sales of products. Furthermore, DAS will have the right to sublicense our ZFP technology to third parties for use in plant cells, plants, or plant cell cultures, and we will be entitled to 25% of any cash consideration received by DAS under such sublicenses.

We have agreed to supply DAS and its sublicensees with ZFP TFs and/or ZFNs for both research and commercial use over the three year period of the agreement. If DAS exercises its option to obtain a commercial license, DAS may request that we transfer, at DAS’s expense, the ZFP manufacturing technology to DAS or to a mutually agreed-upon contract manufacturer.

The Research License and Commercial Option Agreement will terminate automatically if DAS fails to exercise its option for a commercial license by the end of the initial three-year research term or September 30, 2008. Following DAS’s exercise of the option and payment of the exercise fee, DAS may terminate the agreement at any time. In addition, each party may terminate the agreement upon an uncured material breach of the other party. In the event of any termination of the agreement, all rights to use our ZFP technology will revert to us, and DAS will no longer be permitted to practice our ZFP technology or to develop or, except in limited circumstances, commercialize any products derived from our ZFP technology. Revenues related to the research license under the DAS agreement are being recognized ratably over the three year research term of the agreement and were $2.5 million during 2007, $2.5 million during 2006 and $625,000 during 2005. Revenues attributable to collaborative research and development performed under the DAS agreement were $2.0 million during 2007, $2.4 million during 2006 and $51,000 during 2005. Revenues attributable to milestone payments were $840,000 during 2007 and $330,000 during 2006. Related costs and expenses incurred under the DAS agreement were $467,000 during 2007, and $568,000 and $51,000 during 2006 and 2005, respectively.

Agreement with Sigma-Aldrich Corporation in Laboratory Research Reagents

In July 2007, we entered into a license agreement with Sigma. Under the License Agreement, we are providing Sigma with access to our proprietary ZFP technology and the exclusive right to use the technology to develop and commercialize research reagents products and services in the research field, excluding certain agricultural research uses that Sangamo previously licensed to Dow AgroSciences LLC. Under the agreement, Sangamo and Sigma have agreed to conduct a three-year research program to develop laboratory research reagents using our ZFP technology. In addition, for three years we will assist Sigma in connection with Sigma’s efforts to market and sell services employing our technology in the research field. We will transfer the ZFP manufacturing technology to Sigma or to a mutually agreed-upon contract manufacturer upon Sigma’s request. Prior to the completion of this transfer, we will be responsible for supplying ZFPs for use by Sigma in performing services in the research field. Under the terms of the agreement, Sigma made an initial payment comprising an upfront license fee and the purchase of one million shares of Sangamo’s common stock under a separate stock purchase agreement, resulting in a total upfront payment to Sangamo of $13.5 million. There were three components to the $13.5 million we received: an equity investment by Sigma in Sangamo common stock valued at $8.55 million, a $3.95 million license fee, and $1.0 million of research funding. Under the License Agreement, we may receive additional research funding of up to $2.0 million, development milestone payments of up to $5.0 million, and commercial milestone payments based on net sales of up to $17.0 million, subject to the continuation of the agreement. During the term of the license agreement Sigma is obligated to pay to Sangamo minimum annual payments, a share of certain revenues received by Sigma from sublicensees, and royalty payments on the sale of licensed products and services. Sigma also has the right to sublicense the ZFP technology for research applications and we will receive 50% of any sublicensing revenues in the first two years and 25% of any sublicensing revenues thereafter. We retain the sole right to use and license our ZFP technology for GMP production purposes, for the production of materials used in or administered to humans, and for any other industrial commercial use. Revenues related to the license under the Sigma agreement are being recognized ratably. We are recognizing the $1.0 million of research funding over a 12-month period and the $3.95 million license fee over the 36-month research period of the agreement. Revenues received under the agreement were $1.1 million during 2007. Related costs and expenses incurred under the Sigma agreement were $316,000 during 2007.

Enabling Technology Programs and Partners

We began marketing our Enabling Technologies to the pharmaceutical and biotechnology industry in 1998. Our Enabling Technology collaborations have been based upon applying our ZFP TF and ZFN technology and intellectual property in products and areas outside of ZFP Therapeutics.

Enabling Technology Collaborations in Pharmaceutical Protein Production

In 2005, sales of biotech protein therapeutics reached $44.5 billion, while revenue from therapeutic antibodies alone was $13.6 billion. The antibody therapeutics market was expected to generate sales in excess of $22.0 billion by 2007.

Sangamo scientists have demonstrated that ZFP-engineered mammalian cells may be used to increase the yield of systems used for pharmaceutical protein production. We are also applying our ZFN-technology for cell engineering in the areas of protein production and drug discovery.

We have established several research collaborations in this area. In December 2004, we announced a research collaboration agreement with Pfizer to use our ZFP technology to develop enhanced cell lines for protein pharmaceutical production. The scope of this agreement was expanded in January 2006 and again in January 2007 and provided further research funding from Pfizer to develop additional cell lines for enhanced protein production. Under the terms of the agreement, Pfizer is funding research at Sangamo and Sangamo will provide our proprietary ZFP technology for Pfizer to assess its feasibility for use in mammalian cell-based protein production. We are generating novel cell lines and vector systems for enhanced protein production as well as novel technology for rapid creation of new production cell lines. During the first quarters of 2007, 2006 and 2005, we received $250,000, $775,000 and $500,000, respectively, in research-related funding under our agreements with Pfizer. Revenues attributable to collaborative research and development performed under the Pfizer agreement were $96,000, $747,000 and $790,000 during 2007, 2006 and 2005, respectively. Related costs and expenses incurred under the Pfizer agreements were $358,000 during 2007 and $342,000 and $154,000 during 2006 and 2005, respectively.

In January 2005, we also announced an agreement with Amgen Inc. and in September 2005 a similar agreement with Novo Nordisk Inc. We are providing our ZFP technology to several companies including Amgen, Inc., Novartis A/G and Novo Nordisk Inc. for evaluation of its use in developing enhanced cell lines for protein production. In addition, in April 2007, we established a research and license agreement with Genentech. Under our agreement with Genentech, we are developing, ZFNs capable of making targeted modifications to the genome of Genentech cell lines to generate cell lines with novel characteristics for protein pharmaceutical production purposes. The agreement was expanded to include further ZFNs in February 2008. Genentech has paid an upfront fee, will pay an ongoing technology access fee, and certain payments upon achievement of specified milestones relating to the research of ZFNs and the development and commercialization of products manufactured using a modified cell line created by our ZFN technology. Revenues attributable to collaborative research and development performed under the Genentech agreement were $283,000 during 2007. Costs and expenses performed under the Genentech agreement were $82,000 during 2007.

Funding from Research Foundations

The Juvenile Diabetes Research Foundation International

On October 26, 2006, we announced a partnership with the Juvenile Diabetes Research Foundation International (JDRF) to provide financial support to one of our Phase 2 human clinical studies of SB-509, a ZFP Therapeutic that is in development for the treatment of diabetic neuropathy. Under the agreement with JDRF and subject to its terms and conditions, including the Company’s achievement of certain milestones associated with the Company’s Phase 2 clinical trial of SB-509 for the treatment of mild to moderate diabetic neuropathy, JDRF will pay the Company an aggregate amount of up to $3.0 million. Through December 31, 2007, we have received $2.5 million. After the first commercial launch of SB-509 in a major market, JDRF has the right to receive, subject to certain limitations, annual payments from Sangamo, until such time when the total amount paid to JDRF, including payments made on account of certain licensing arrangements, equals three times the amount received by us from JDRF.

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

During 2007, revenues attributable to research and development performed under the JDRF partnership were $1.5 million. Related costs and expenses during 2007 were $4.7 million.

The Michael J. Fox Foundation

On January 23, 2007, we announced a partnership with the Michael J. Fox Foundation (MJFF) to provide financial support of our ZFP TFs to activate the expression of glial cell line-derived neurotrophic factor (GDNF) that has shown promise in preclinical testing to slow or stop the progression of Parkinson’s disease. Under the agreement with MJFF and subject to its terms and conditions, MJFF will pay the Company $950,000 over a period of two years. Through December 31, 2007, we have received $408,000. Revenues attributable to research and development performed under the MJFF partnership were $397,000 during 2007. Related costs and expenses incurred under the MJFF partnership were $397,000 during 2007.

INTELLECTUAL PROPERTY AND TECHNOLOGY LICENSES

Patents and licenses are important to our business. Our strategy is to file or license patent applications to protect technology, inventions and improvements to inventions that we consider important for the development of our business. We seek patent protection and licenses that relate to our technology and candidates in our pipeline and/or may be important to our future. We have filed or licensed numerous patents and patent applications with the United States Patent and Trademark Office (USPTO) and foreign patent jurisdictions. This proprietary intellectual property includes methods relating to the design of zinc finger proteins, therapeutic applications and enabling technologies. We rely on a combination of patent, copyright, trademark, proprietary know–how, continuing technological innovations, trade secret laws, as well as confidentiality agreements, materials transfer agreements and licensing agreements, to establish and protect our proprietary rights.

We have licensed intellectual property directed to the design, selection, and use of ZFPs, ZFP TFs and ZFNs for gene regulation and modification from the Massachusetts Institute of Technology (MIT), Johnson & Johnson, The Scripps Research Institute (TSRI), The Johns Hopkins University (JHU), Harvard University, the Medical Research Council, the California Institute of Technology, City of Hope, and the University of Utah. These licenses grant us rights to make, use, and sell ZFPs , ZFP TFs, and ZFNs under 15 families of patent filings. As of January 2008, these patent filings have resulted in 14 issued U.S. patents and 15 granted foreign patents. We believe these licensed patents and patent applications include several of the early and important patent filings directed to design, selection, composition, and use of ZFPs, ZFP TFs, and ZFNs.

In addition to our in-licensed patent portfolio, as of January 25, 2008, we had 62 families of Sangamo-owned or co-owned patent filings, including 47 issued U.S. patents, 115 granted foreign patents, 79 pending U.S. patent applications and 101 pending foreign patent applications. These patent filings are directed to improvements in the design, composition, and use of ZFPs, ZFP TFs, and ZFNs. The earliest patents in our portfolio are set to begin expiring in 2015, with the majority of our currently issued patents expiring between 2019 and 2021. However, these patents in our estate may be subject to Patent Term Adjustment (due to delays in patent prosecution by the U.S. Patent and Trademark Office), Patent Term Extension (due to review of a patented product by a regulatory agency) or terminal disclaimer. Additionally, patents that may be issued from our pending applications will extend the patent exclusivity of our patent estate. Accordingly, all dates given above for patent expirations are estimates.

In the aggregate, we believe that our licensed patents and patent applications, as well as the issued Sangamo patents and pending Sangamo patent applications, will provide us with a substantial proprietary position in our commercial development of ZFP technology. In this regard, patents issued to us, applied for by us, or exclusively and non-exclusively licensed to us, cover the following types of inventions, processes and products:

•

ZFP and ZFN design, engineering and compositions: includes DNA target site and zinc finger binding domain design (see newly issued US7241573 and US7241574), ZFP libraries, databases (see newly issued US7177766) and methods of construction (see newly issued US7217509), as well as methods to increase zinc finger binding specificity; and methods of making modified plant zinc finger proteins (see newly issued US7262054 and US7273923);

•

ZFP targeted regulation of endogenous genes: methods relating to activation and inhibition of endogenous cellular genes (see newly issued US7220719), modulation of ZFP-regulated gene expression by small molecules (see newly issued US7070934), identification of accessible regions within chromatin, regulation of tocopherol synthesis in plants (see US20040091991 for which we have recently received a notice of allowance), regulation of endogenous plant genes (see newly issued US7262055, US7262054 and US7285416);

•

ZFP Therapeutics: Treatment of virally or microbially infected cells, cancer therapeutics such as methods to alter tumor growth, activation of endogenous PEDF for treatment of head and neck cancer, glioblastoma, prostate cancer and pancreatic cancer, regulation of angiogenesis (including newly issued US7026462 and US7067317), treatments for ischemic conditions, neuropathic pain (see newly issued US7253273), crushed nerves, Parkinson’s disease, chronic pain, diabetic neuropathy, peripheral vascular disease, ocular neovasculariztion including age-related macular degeneration (AMD), diabetic retinopathy (DR) and retinopathy of prematurity (see US20060210539), and modulation of cardiac contractility;

•	ZFN Therapeutics: Treatments for HIV, sickle cell anemia, and X-linked severe combined immunodeficiency (SCID);

•

ZFP Enabling Technologies: Methods for linking genes and phenotypes, identification of genes (see newly issued US7235354), analysis of gene regulation (see newly issued US7297491), structure and biological function, methods of agricultural biotechnology, and methods of altering cellular differentiation state;

•

ZFN Enabling Technologies: Methods for identification of regulatory DNA sequences, prediction of patient response to drug therapeutics, and development of cell lines for improved protein production (see newly issued US7163824).

We have been advised that certain aspects of our technology can give us and our collaborators independence from third party patent claims to gene sequences. In general, under United States patent law, a patent may be obtained for any new and useful process, machine, manufacture, or composition of matter. An underlying theme of United States patent law, as related to biotechnology, is that the sequence of a gene, as it exists in the chromosome, is not new, even when newly discovered, unless it is isolated or modified from its normal chromosomal context. As a result, for over a decade, patent courts have held that, to be patentable, a DNA sequence must be purified, isolated or modified. Accordingly, U.S. patent claims to DNA sequences can cover only isolated, purified or modified nucleic acid sequences (e.g., a purified DNA fragment or a DNA sequence inserted into a vector). We have been advised that U.S. patent claims to DNA sequences do not, and cannot, cover gene sequences as they exist in their natural chromosomal environment and international patent law is even more stringent than U.S. patent law in this regard. Most current methods for over-expression of a gene or protein involve introduction, into a cell, of a vector containing a DNA encoding the protein to be over-expressed. Since such a vector contains isolated sequences which encode the protein, it would be covered by any patent claims to those sequences. In contrast, our methods for over-expression utilize ZFP TFs that target endogenous genes as they exist in the chromosome. As a result, our methods do not require the use of isolated DNA sequences encoding the protein to be over-expressed and, our counsel has advised us, do not infringe patent claims to such sequences. Notwithstanding this advice, we realize that others could take a contrary position that could result in litigation. While we believe that we would prevail in any such litigation, the uncertainties involved in litigation generally make it impossible to provide assurance as to the ultimate outcome of such matters. See “Risk Factors—Because it is difficult and costly to protect our proprietary rights, and third parties have filed patent applications that are similar to ours, we cannot ensure the proprietary protection of our technologies and products.”

The patent positions of pharmaceutical and biotechnology firms, including our patent position, are uncertain and involve complex legal and factual questions for which important legal tenets are largely unresolved. Patent applications may not result in the issuance of patents and the coverage claimed in a patent application may be significantly reduced before a patent is issued.

Although we have filed for patents on some aspects of our technology, we cannot provide assurances that patents will be issued as a result of these pending applications or that any patent that has been or may be issued will be upheld. The laws of some foreign countries may not protect our proprietary rights to the same extent as do the laws of the United States. One of our foreign patents, which forms the basis for five European Regional Phase patents, has been revoked as a result of an opposition by a third party. Our licensor, The Johns Hopkins University, appealed the revocation but in April 2007, the European Technical Board of Appeal released its decision dismissing the appeal. As of January 25, 2008, US patent numbers US5,792,640 and US6,265,196, licensed to Sangamo from The Johns Hopkins University, were undergoing re-examination, and we do not know what the outcome of the process will be. In the future, third parties may assert patent, copyright, trademark, and other intellectual property rights to technologies that are important to our business. Any claims asserting that our products infringe or may infringe proprietary rights of third parties, if determined adversely to us, could significantly harm our business. See “Risk Factors—Because it is difficult and costly to protect our proprietary rights, and third parties have filed patent applications that are similar to ours, we cannot ensure the proprietary protection of our technologies and products.”

Estimated Licensing Expenses

If we are successful in the development and commercialization of our products, we will be obligated by our license agreements to make milestone and royalty payments to some or all of the licensors mentioned above. We believe that total payments under these agreements over the next three years will not exceed $1.5 million. For risks associated with our intellectual property, see “Risk Factors—Because it is difficult and costly to protect our proprietary rights, and third parties have filed patent applications that are similar to ours, we cannot ensure the proprietary protection of our technologies and products.” We plan to continue to license and to internally generate intellectual property covering the design, selection, composition, and use of ZFPs; the genes encoding these proteins; and the application of ZFPs, ZFP TFs, and ZFNs in ZFP Therapeutics, Enabling Technology applications, and in plant agriculture research.

COMPETITION

We are a leader in the research, development, and commercialization of DNA binding proteins for the regulation of gene expression and gene modification. We are aware of several companies focused on other methods for regulating gene expression and a limited number of commercial and academic groups pursuing the development of ZFP gene regulation and gene modification technology. The field of applied gene regulation and gene modification is highly competitive and we expect competition to persist and intensify in the future from a number of different sources, including pharmaceutical, agricultural, and biotechnology companies; academic and research institutions; and government agencies that will seek to develop ZFPs as well as technologies that will compete with our ZFP technology platform.

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

Although we are in the clinical development phase of operations and have no current therapeutic product sales, we believe the following companies, products and/or technologies may potentially be competitive with our technology or our products under development:

•

Small molecules in development from both in-house drug discovery programs of pharmaceutical companies such as Eli Lilly and Company, Merck & Co., Inc. and Pfizer, as well as from biotechnology companies with expertise and capabilities in small molecule discovery and development such as Exelixis Inc. and Millennium Pharmaceuticals, Inc.

•	Monoclonal antibody companies and product candidates from certain biotechnology firms such as Amgen Inc., Genentech, Medarex Inc., Medimmune, Inc. and PDL BioPharma, Inc.

•

Protein pharmaceuticals under development at pharmaceutical and biotechnology companies such as Amgen Inc., Biogen Idec, Eli Lilly and Company, Genentech, Johnson & Johnson and numerous other pharmaceutical and biotechnology firms.

•

Gene therapy companies who are developing gene-based products in clinical trials. None of these products have yet been approved. Our competitors in this category may include Cell Genesys, Inc., GenVec Inc., Targeted Genetics Corporation and VIRxSYS Corporation.

•

Antisense therapeutics and RNA interference technology, or RNAi, which are two technologies that may compete with ZFP Therapeutics in the development of novel therapeutic products acting through the regulation of gene expression. These technologies are being developed by several companies including Alnylam Pharmaceuticals, Isis Pharmaceuticals, Inc. and Merck & Co. Inc.

•	Nuclease technologies: Cellectis SA and Precision BioSciences are developing meganucleases to accomplish gene modification.

We expect to face intense competition from other companies for collaborative arrangements with pharmaceutical and biotechnology, companies; for establishing relationships with academic and research institutions; and for licenses to proprietary technology. These competitors, either alone or with their collaborative partners, may succeed in developing technologies or products that are more effective or less costly than ours.

Our ability to compete successfully will depend, in part, on our ability to:

•	develop safe and efficacious proprietary products;

•	obtain access to gene transfer technology on commercially reasonable terms;

•	obtain required regulatory approvals;

•	attract and retain qualified scientific and product development personnel;

•	obtain and enforce patents, licenses, or other proprietary protection for our products and technologies;

•	formulate, manufacture, market, and sell any product that we develop; and

•	develop and maintain products that reach the market first and are technologically superior to or are of lower cost than other products in the market;

GOVERNMENT REGULATION

The research, testing manufacturing and marketing of human therapeutics are extensively regulated in the United States and the rest of the world. Before commencing clinical investigations in humans, we must submit to, and receive approval from, the U.S. Food and Drug Administration (FDA) of an Investigational New Drug (IND) Application.

Before marketing in the United States, any therapeutic or pharmaceutical products developed by us must undergo rigorous preclinical testing (generally conducted in animals) and clinical trials in humans and an extensive regulatory clearance process implemented by the FDA under the federal Food, Drug and Cosmetic Act. The FDA regulates, among other things, the development, testing, manufacture, safety, efficacy, record keeping, labeling, storage, approval, advertising, promotion, sale, and distribution of biopharmaceutical products. The regulatory review and approval process, which includes preclinical testing and clinical trials of each product candidate, is lengthy, expensive, and uncertain. Securing FDA approval requires the submission of extensive preclinical and clinical data and supporting information including manufacturing information and stability data to the FDA for each indication to establish a product candidate’s safety and efficacy. The approval process takes many years, requires the expenditure of substantial resources, involves post-marketing surveillance, and may involve ongoing requirements for post-marketing studies.

Clinical trials are lengthy and are typically conducted in three sequential phases, but the phases may overlap or be combined. Each trial must be reviewed and approved by an independent ethics committee or institutional review board of each participating hospital before it can begin. Phase 1 usually involves the initial introduction of the investigational drug into healthy volunteers or patients to evaluate certain factors, including its safety and dose tolerance. Phase 2 usually involves trials in a limited patient population to evaluate dosage tolerance and appropriate dosage, identify possible adverse effects and safety risks, and evaluate preliminary efficacy of the drug for specific indications. Phase 3 trials usually further evaluate clinical efficacy and test further for safety by using the drug in its final form in an expanded patient population. Phase 2 and 3 trials must be registered in a government database of clinical trials. Later clinical trials may fail to support the findings of earlier trials, which can delay, limit or prevent regulatory approvals.

We filed a Phase 1 clinical protocol for review by the National Institutes of Health Recombinant Advisory Committee (NIH RAC) in the fourth quarter of 2004, an IND in January 2005, and Phase 2 protocols for review by the FDA in 2006 and 2007 for our first product candidate, SB-509, for the potential treatment of diabetic neuropathy. We have also filed Phase 1 clinical protocols for review by the NIH RAC for our HIV and glioblastoma programs. Both of these program protocols received unanimous approval from this committee.

We have recently completed enrollment of subjects in our first Phase 2 clinical trial (SB-509-601) and have two other Phase 2 clinical trials (SB-509-701 and SB-509-703) and a Phase 1 clinical study (0310-611) ongoing. Although our lead therapeutic candidate, SB-509, has shown a favorable safety profile to date through Phase 1 testing, there can be no assurances that such a therapy will be tolerated after prolonged dosing or that clinical efficacy or safety of the product will be demonstrated in later stage testing.

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

We have hired personnel with expertise in preclinical and clinical development of therapeutic programs and products and clinical and regulatory affairs to assist us in developing our programs and obtaining appropriate regulatory approvals as required. We also intend to work with collaborators who have experience in clinical development to assist us in obtaining regulatory approvals for collaborative products. See Risk Factors—“Our potential therapeutic products are subject to a lengthy and uncertain regulatory process, and if these potential products are not approved, we will not be able to commercialize those products and—Regulatory approval, if granted, may be limited to specific uses or geographic areas which could limit our ability to generate revenues.”

RESEARCH AND DEVELOPMENT EXPENSES

Research and development expenses have consisted primarily of salaries and related personnel expenses, stock-based compensation expense, laboratory supplies, pre-clinical and clinical studies, allocated facilities costs, subcontracted research expenses, and expenses for technology licenses. Costs to acquire technologies that are utilized in research and development and that have no alternative future use are expenses as incurred. Research and development expenses were $25.6 million, $21.5 million, and $10.9 million for 2007, 2006 and 2005, respectively. We believe that continued investment in research and development is critical to attaining our strategic objectives. We expect these expenses will increase significantly as we increasingly focus on development of ZFP Therapeutics. Specifically, in order to develop ZFPs as commercially relevant therapeutics, we expect to expend additional resources on manufacturing, regulatory affairs and clinical research.

EMPLOYEES

As of February 1, 2008, we had 83 full-time employees, all of whom are located in Richmond, California. None of our employees are represented by a collective bargaining agreement, nor have we experienced work stoppages. We believe that our relations with our employees are good.

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

ZFP Therapeutics have undergone limited testing in humans and our ZFP Therapeutics may fail safety studies in clinical trials.

We have initiated and completed a Phase 1 study and initiated several Phase 2 clinical trial in our lead ZFP Therapeutic program. We have completed enrollment and treatment of the patients in the first of these trials of SB-509 for diabetic neuropathy and thus far have not observed any serious drug-related adverse events. However if our lead ZFP Therapeutic fails one of its initial safety studies, it could reduce our ability to attract new investors and corporate partners. In January 2005, we filed an IND with the FDA for SB-509, a ZFP TF activator of VEGF-A, for the treatment of mild to moderate diabetic neuropathy. We have completed enrollment and treatment of a Phase 1, single blind, single dose, dose-escalation trial to measure the laboratory and clinical safety of SB-509. We have completed enrollment of a repeat-dosing Phase 2 clinical trial (SB-509-601) and have 2 other related Phase 2 trials ongoing for this indication (SB-509-701 and SB-509-703). Some trial subjects have received more than one dose of SB-509 during the course of these Phase 2 studies. In addition, Phase 1 clinical trials of an identical ZFP TF has been carried out in subjects with peripheral artery disease. These early studies of a ZFP Therapeutic are a highly visible test of our ZFP Therapeutic approach. Since we have increased our focus on ZFP Therapeutic research and development, investors will increasingly assess the value of our technology based on the continued progress of ZFP Therapeutic products into and through clinical trials. If the initial safety study of our lead therapeutic was halted due to safety concerns, this would negatively affect our operations and the value of our stock.

The results of early Phase 1 trials are based on a small number of patients over a short period of time, and our progress may not be indicative of results in a large number of patients or of long-term efficacy.

The results in early phases of clinical testing are based upon limited numbers of patients and a limited follow-up period. Typically, our Phase 1 clinical trials for indications of safety enroll less than 50 patients. The initial results from the Phase 1 clinical trial of our ZFP Therapeutic, SB-509 product, became available in the first half of 2006 and more were presented in June and November of 2007. The primary end point of the trial was clinical and laboratory safety, however we collected some preliminary efficacy data that showed trends of clinical improvement in some subjects. Our first Phase 2 clinical trial (SB-509-601) for safety and efficacy has enrolled 110 patients. Actual results with more data points may not confirm favorable results from earlier stage trials. A number of companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in late stage clinical trials even after achieving promising results in earlier stage clinical trials. If a larger population of patients does not experience positive results, or if these results are reproducible, our products may not receive approval from the FDA. Failure to demonstrate the safety and effectiveness of our ZFP Therapeutic products in larger patient populations could have a material adverse effect on our business that would cause our stock price to decline significantly.

We have limited experience in conducting clinical trials.

Our ZFP Therapeutics may fail to show the desired safety and efficacy in initial clinical trials. We have completed a Phase 1 trial and initiated several Phase 2 clinical trials, completing enrollment on one of these studies. However, the FDA will require additional clinical testing which involves significantly greater resources, commitments and expertise that may require us to enter into a collaborative relationship with a pharmaceutical company that could assume responsibility for late-stage development and commercialization.

We may not be able to find acceptable patients or may experience delays in enrolling patients for our clinical trials.

We may be competing for suitable patients with other clinical trials. We or the FDA may suspend our clinical trials at any time if either believes that we are exposing the subjects participating in these trials to unacceptable health risks. The FDA or institutional review boards and/or institutional biosafety committees at the medical institutions and healthcare facilities where we sponsor clinical trials may suspend any trial indefinitely if they find deficiencies in the conduct of these trials. The FDA and institutional review boards may also require large numbers of patients, and the FDA may require that we repeat a clinical trial.

Our potential therapeutic products are subject to a lengthy and uncertain regulatory process, and we may encounter unanticipated toxicity or adverse events or fail to demonstrate efficacy, causing us to delay, suspend or terminate the development of a ZFP Therapeutic. If these potential products are not approved, we will not be able to commercialize those products.

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

Clinical trials are subject to oversight by institutional review boards and the FDA. In addition, our proposed clinical studies require review from the Recombinant DNA Advisory Committee, or RAC, which is the advisory board to the National Institutes of Health, or NIH, focusing on clinical trials involving gene transfer. We will typically submit a proposed clinical protocol and other product-related information to the RAC three to six months prior to the expected IND filing date.

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

As we cannot predict whether or when we will obtain regulatory approval to commercialize our product candidates, we cannot predict the timing of any future revenue from these product candidates.

We cannot commercialize any of our ZFP Therapeutics to generate revenue until the appropriate regulatory authorities have reviewed and approved the applications for the product candidates. We cannot assure that the regulatory agencies will complete their review processes in a timely manner or that we will obtain regulatory approval for any product candidate that we or our collaborators develop. Satisfaction of regulatory requirements typically takes many years, is dependent upon the type, complexity and novelty of the product and requires the expenditure of substantial resources. Regulatory approval processes outside the United States include all of the risks associated with the FDA approval process. In addition, we may experience delays or rejections based upon additional government regulation from future legislation or administrative action or changes in FDA policy during the period of product development, clinical trials and FDA regulatory review.

If we establish drug development collaborations, our collaborators may control aspects of our clinical trials, which could result in delays and other obstacles in the commercialization of our proposed products.

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

We have significantly increased the emphasis and focus of our research and development activities on ZFP Therapeutics and have fewer resources invested in our Enabling Technology programs. In the short term, this change may reduce our revenues and increase operating expenditures due to larger financial outlays to fund preclinical studies, manufacturing, and clinical research. The focus on ZFP Therapeutics will also increase the visibility of our lead therapeutic programs and the potential impact on the stock price of news releases relating to these programs.

We are conducting proprietary research to discover ZFP Therapeutic product candidates. These programs increase our financial risk of product failure, may significantly increase our research expenditures, and may involve conflicts with future collaborators and strategic partners.

Our proprietary research programs consist of research which is funded solely by the Company and where the Company retains exclusive rights to therapeutic products generated by the research. This is in contrast to certain of our research programs that may be funded by corporate partners and in which we may share rights to any resulting products. We have conducted proprietary research since inception. However, in the past several years, our strategy has shifted toward placing greater emphasis on proprietary research and therapeutic development and we expect this trend will continue in 2008 as we continue to prosecute our Phase 2 clinical trials and bring new ZFP Therapeutics into clinical trials. Conducting proprietary research programs may not generate corresponding revenue and may create conflicts with our collaborators or strategic partners over rights to our intellectual property with respect to our proprietary research activities. Any conflict with our collaborators or strategic partners could reduce our ability to enter into future collaborations or strategic partnering agreements and negatively impact our relationship with existing collaborators and strategic partners which could reduce our revenue and delay or terminate our product development. The implementation of this strategy will involve substantially greater business risks, the expenditure of significantly greater funds than our historic research activities and will require substantial commitments of time from our management and staff.

Commercialization of our technologies will depend, in part, on strategic partnering with other companies. If we are not able to find strategic partners in the future or our strategic partners do not diligently pursue product development efforts, we may not be able to develop our technologies or products, which could slow our growth and decrease the value of our stock.

We expect to rely, to some extent, on our strategic partners to provide funding in support of our research and to perform independent research and preclinical and clinical testing. Our technology is broad based, and we do not currently possess the resources necessary to fully develop and commercialize potential products that may result from our technologies or the resources or capabilities to complete the lengthy marketing approval processes that may be required for the products. Therefore, we plan to rely on strategic partnerships to help us develop and commercialize ZFP Therapeutic products. If we are unable to find strategic partners or if the partners we find are unable or unwilling to advance our programs, or if they do not diligently pursue product approval, this may slow our progress and defer our revenues. Our partners may sublicense or abandon development programs or we may have disagreements with our partners, which would cause associated product development to slow or cease. There can be no assurance that we will be able to establish strategic collaborations for ZFP Therapeutic product development. We may require significant time to secure collaborations or strategic partners because we need to effectively market the benefits of our technology to these future collaborators and strategic partners, which use the time and efforts of research and development personnel and our management. Further, each collaboration or strategic partnering arrangement will involve the negotiation of terms that may be unique to each collaborator or strategic partner. These business development efforts may not result in a collaboration or strategic partnership.

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

Under typical strategic partnering agreements we would expect to receive revenue for the research and development of a ZFP Therapeutic product and based on achievement of specific milestones. Achieving these milestones will depend, in part, on the efforts of our strategic partner as well as our own. If we, or any strategic partner, fail to meet specific milestones, then the strategic partnership may be terminated, which could decrease our revenues.

Our gene regulation and gene modification technology is relatively new, and if we are unable to use this technology in all our intended applications, it would limit our revenue opportunities.

Our technology involves a relatively new approach to gene regulation and gene modification. Although we have generated ZFPs for thousands of gene sequences, we have not created ZFPs for all gene sequences and may not be able do so, which could limit the usefulness of our technology. In addition, while we have demonstrated the function of engineered ZFP TFs in mammalian cell culture, yeast, insects, plants, and animals, we have not yet definitively done so in humans, and the failure to do so could restrict our ability to develop commercially viable products. If we, and our collaborators or strategic partners, are unable to extend our results to new commercially important genes, experimental animal models, and human clinical studies, we may be unable to use our technology in all its intended applications. Also, delivery of ZFP TFs and ZFNs into cells and organisms, including humans, in these and other environments is limited by a number of technical hurdles, which we may be unable to surmount. This is a particular challenge for therapeutic applications of our technology that will require the use of gene transfer systems that may not be effective for the delivery of our ZFP TFs or ZFNs in a particular therapeutic application.

The expected value and utility of our ZFP TFs and ZFNs is in part based on our belief that the targeted or specific regulation of gene expression and targeted gene modification may enable us to develop a new therapeutic approach as well as to help scientists better understand the role of genes in disease, to aid their efforts in drug discovery and development. We also believe that the regulation of gene expression and targeted gene addition will have utility in agricultural applications. There is only a limited understanding of the role of specific genes in all these fields. Life sciences companies have developed or commercialized only a few products in any of these fields based on results from genomic research or the ability to regulate gene expression. We, our collaborators, or our strategic partners, may not be able to use our technology to identify and validate drug targets or to develop commercial products in the intended markets.

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

We began operations in 1995 and are in the early phases of ZFP Therapeutic product development. We have incurred significant losses and our net losses for the past three fiscal years ended 2007, 2006 and 2005 were $21.5 million, $17.9 million and $13.3 million, respectively. To date, our revenues have been generated from strategic partners, Enabling Technology collaborations, and federal government research grants. Since 2005, we have placed significant emphasis on higher-value therapeutic product development and related strategic partnerships. This shift in emphasis has the potential to increase the return on investment to our stockholders by allocating capital resources to higher value, therapeutic product development activities. At the same time, it increases our financial risk by increasing expenses associated with product development. In addition, the preclinical or clinical failure of any single product, such as our Phase 2 clinical trials of SB-509, may have a significant effect on the actual or perceived value of our shares. Our business is subject to all of the risks inherent in the development of a new technology, which included the need to:

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

Any products that we or our collaborators or strategic partners develop by using our ZFP technology platform will enter into highly competitive markets. Even if we are able to generate ZFP Therapeutics that are safe and effective for their intended use, competing technologies may prove to be more effective or less expensive, which, to the extent these competing technologies achieve market acceptance, will limit our revenue opportunities. In some cases, competing technologies have proven to be satisfactorily effective and less expensive, as has been the case with technologies competitive with our Enabling Technology. The effectiveness of these competing products has reduced the revenues generated by our Enabling Technology. Competing technologies may include other methods of regulating gene expression or modifying genes. ZFP TFs and ZFNs have broad application in the life sciences and compete with a broad array of new technologies and approaches being applied to genetic research by many companies. Competing proprietary technologies with our product development focus include:

•	For ZFP Therapeutics:

•	small molecule drugs;

•	monoclonal antibodies;

•	recombinant proteins;

•	gene therapy/cDNAs;

•	antisense; and

•	siRNA approaches

•	For our Enabling Technology Applications:

•	For protein production: gene amplification, meganucleases, insulator technology, mini-chromosomes

•	For target validation: antisense, siRNA; and

•	For plant agriculture: recombination approaches, mutagenesis approaches, meganucleases, mini-chromosomes;

•	In addition to possessing competing technologies, our competitors include pharmaceutical and biotechnology companies with:

•	substantially greater capital resources than ours;

•	larger research and development staffs and facilities than ours; and

•	greater experience in product development and in obtaining regulatory approvals and patent protection;

•	These organizations also compete with us to:

•	attract qualified personnel;

•	attract parties for acquisitions, joint ventures or other collaborations; and

•	license the proprietary technologies of academic and research institutions that are competitive with our technology, which may preclude us from pursuing similar opportunities.

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

We have generated operating losses since we began operations in 1995. The extent of our future losses and the timing of profitability are uncertain, and we expect to incur losses for the foreseeable future. We have been engaged in developing our ZFP TF technology since inception, which has and will continue to require significant research and development expenditures. In July 2007, we completed a registered direct offering to institutional investors for a total of 3,278,689 shares of common stock, at a price of $9.15 per share, resulting in net proceeds to us of $28.0 million. Also in July 2007, we entered into a license agreement and a related stock purchase agreement with Sigma under which we sold to Sigma 1.0 million shares of Sangamo’s common stock valued at $8.55 million. In June 2006, in an underwritten public offering and pursuant to an effective registration statement, we sold 3,100,000 shares of common stock at a public offering price of $6.75 per share, resulting in net proceeds of approximately $20.2 million. In November 2005, we completed a registered direct offering to institutional and strategic investors for a total of 5,080,000 shares of common stock at a price of $3.85 per share to the investors, resulting in net proceeds to Sangamo of approximately $18.2 million. To date, we have generated all other revenue from strategic partnering agreements, Enabling Technology collaborations, federal government research grants and grants awarded by research foundations. As of December 31, 2007, we had an accumulated deficit of approximately $149.8 million. We expect to incur losses for the foreseeable future. These losses will increase as we expand and extend our research and development activities into human therapeutic product development. If the time required to generate significant product revenues and achieve profitability is longer than we currently anticipate or if we are unable to generate liquidity through equity financing, we may not be able to sustain our operations.

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

During the past two years, our common stock price has fluctuated significantly, ranging from a low of $6.22 to a high of $19.08 during the year ended December 31, 2007, and a low of $4.10 to a high of $8.00 during the year ended December 31, 2006. Volatility in our common stock could cause stockholders to incur substantial losses. An active public market for our common stock may not be sustained, and the market price of our common stock may continue to be highly volatile. The market price of our common stock has fluctuated significantly in response to the following factors, some of which are beyond our control:

•	announcements by us or future partners providing updates on the progress or development status of ZFP Therapeutics;

•	data from clinical trials;

•	changes in market valuations of similar companies;

•	deviations in our results of operations from the guidance given by us or estimates of securities analysts;

•	announcements by us or our competitors of new or enhanced products, technologies or services or significant contracts, acquisitions, strategic relationships, joint ventures or capital commitments;

•	regulatory developments;

•	additions or departures of key personnel;

•	future sales of our common stock or other securities by the Company, management or directors, liquidation of institutional funds that comprised large holdings of Sangamo stock; and

•	decreases in our cash balances.

Our common stock is relatively thinly traded, which means large transactions in our common stock may be difficult to conduct in a short time frame.

We have a relatively low volume of daily trades in our common stock on the Nasdaq Global Market. For example, the average daily trading volume in our common stock on the Nasdaq Global Market over the ten-day trading period prior to February 1, 2008 was approximately 466,818 shares per day. Any large transactions in our common stock may be difficult to conduct and may cause significant fluctuations in the price of our common stock.

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

Others have filed and in the future are likely to file patent applications that are similar to ours. We are aware that there are academic groups and other companies that are attempting to develop technology that is based on the use of zinc finger and other DNA-binding proteins, and that these groups and companies have filed patent applications. Several patents have been issued, although we have no current plans to use the associated inventions. If these or other patents issue, it is possible that the holder of any patent or patents granted on these applications may bring an infringement action against our collaborators, strategic partners, or us claiming damages and seeking to enjoin commercial activities relating to the affected products and processes. The costs of litigating the claim could be substantial. Moreover, we cannot predict whether we, our collaborators, or strategic partners would prevail in any actions. In addition, if the relevant patent claims were upheld as valid and enforceable and our products or processes were found to infringe the patent or patents, we could be prevented from making, using, or selling the relevant product or process unless we could obtain a license or were able to design around the patent claims. We can give no assurance that such a license would be available on commercially reasonable terms, or at all, or that we would be able to successfully design around the relevant patent claims. There may be significant litigation in the genomics industry regarding patent and other intellectual property rights, which could subject us to litigation. If we become involved in litigation, it could consume a substantial portion of our managerial and financial resources.

We cannot guarantee that third parties will not challenge our intellectual property. One of our in-licensed foreign patents, licensed to Sangamo from Johns Hopkins University which forms the basis for five European Regional Phase patents, has been revoked as a result of an opposition by a third party. Our licensor, The Johns Hopkins University, appealed the revocation but in April 2007, the European Technical Board of Appeal released its decision dismissing the appeal. This outcome may limit our ability to exclude potential competitors in the field of targeted recombination and gene correction in Europe but does not affect our ability to practice our targeted recombination and gene correction programs in Europe. Moreover, we also hold licenses to six US patents to the technology covered by the opposed European patent, and hold licenses to related applications pending in Canada and Japan. As of January 25, 2008, US patent numbers US5,792,640 and US6,265,196, licensed to Sangamo from The Johns Hopkins University, were undergoing re-examination, and we do not know what the outcome of the process will be.

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

We are a small company with 83 full-time employees as of February 1, 2008 and our success depends on our continued ability to attract, retain, and motivate highly qualified management and scientific personnel and our ability to develop and maintain important relationships with leading research and academic institutions and scientists. Competition for personnel and academic and other research collaborations is intense. The success of our technology development programs depends on our ability to attract and retain highly trained personnel. We have experienced a rate of employee turnover that we believe is typical of emerging biotechnology companies. If we lose the services of personnel with the necessary skills, it could significantly impede the achievement of our research and development objectives. We are not presently aware of any plans of specific employees to retire or otherwise leave the company. If we fail to negotiate additional acceptable collaborations with academic and other research institutions and scientists, or if our existing collaborations are unsuccessful, our ZFP Therapeutic development programs may be delayed or may not succeed.

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

If we do not successfully commercialize ZFP based research reagents under our license agreement with Sigma-Aldrich Corporation, or if Sigma terminates our agreement, our ability to generate revenue under the license agreement may be limited.

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

On October 24, 2006, we entered into a Research, Development and Commercialization Agreement with JDRF. Under the agreement and subject to its terms and conditions, including our achievement of certain milestones associated with our Phase 2 clinical trial of SB-509 (SB-509-601) for the treatment of diabetic neuropathy, JDRF has paid us a total of $2.5 million through December 31, 2007. We are obligated to cover the costs of the Phase 2 trial that are not covered by JDRF’s grant.

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

Anti-takeover provisions of Delaware law and in our certificate of incorporation and our bylaws may discourage, delay or prevent a change in control of our company, even if a change in control would be beneficial to our stockholders. In addition, these provisions may frustrate or prevent any attempts by our stockholders to replace or remove our current management by making it more difficult for stockholders to replace members of our board of directors. In particular, under our certificate of incorporation our board of directors may issue up to 5,000,000 shares of preferred stock with rights and privileges that might be senior to our common stock, without the consent of the holders of the common stock. Moreover, without any further vote or action on the part of the stockholders, the board of directors would have the authority to determine the price, rights, preferences, privileges, and restrictions of the preferred stock. This preferred stock, if it is ever issued, may have preference over, and harm the rights of, the holders of common stock. Although the issuance of this preferred stock would provide us with flexibility in connection with possible acquisitions and other corporate purposes, this issuance may make it more difficult for a third party to acquire a majority of our outstanding voting stock. Similarly, our authorized but unissued common stock is available for future issuance without stockholder approval.

In addition, our bylaws:

•	state that stockholders may not act by written consent but only at a stockholders’ meeting;

•	establish advance notice requirements for nominations for election to the board of directors or proposing matters that can be acted upon at stockholders’ meetings; and

•	limit who may call a special meeting of stockholders.

We are also subject to Section 203 of the Delaware General Corporation Law, which provides, subject to certain exceptions, that if a person acquires 15% of our voting stock, the person is an “interested stockholder” and may not engage in “business combinations” with us for a period of three years from the time the person acquired 15% or more or our voting stock.

Insiders have control over Sangamo and could delay or prevent a change in corporate control.

The interest of management could conflict with the interest of our other stockholders. Our executive officers and directors beneficially own, in the aggregate, approximately 14% of our outstanding common stock as of February 1, 2008. As a result, these stockholders, if they choose to act together, may have a material impact on all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This could have the effect of delaying or preventing a change of control of Sangamo, which in turn could reduce the market price of our stock.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

We currently lease approximately 27,000 square feet of research and office space located at 501 Canal Boulevard in Richmond, California. The lease expires in August of 2014. We believe such facilities are sufficient for the foreseeable future.

Item 3.	Legal Proceedings

We are not a party to any material legal proceeding.

Item 4.	Submission of Matters to a Vote of Security Holders

Not applicable.

PART II

Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock has traded on the Nasdaq Global Market, Inc. under the symbol “SGMO” since our initial public offering on April 6, 2000.

The high and low closing prices of our common stock for each quarterly period during the last two fiscal years as reported by the NASDAQ Global Market, Inc. were as follows:

Common Stock

	Price
	High	Low
Year ended December 31, 2006
First Quarter	$6.69	$4.10
Second Quarter	$7.73	$4.59
Third Quarter	$6.12	$4.38
Fourth Quarter	$8.00	$4.93
Year ended December 31, 2007
First Quarter	$8.85	$6.22
Second Quarter	$8.54	$6.57
Third Quarter	$14.11	$8.36
Fourth Quarter	$19.08	$12.39

Holders

As of February 22, 2008, there were approximately 80 holders of record of Sangamo’s common stock. This number does not include “street name” or beneficial holders, whose shares are held of record by banks, brokers and other financial institutions.

Dividends

Sangamo has not paid dividends on its common stock, and currently does not plan to pay any cash dividends in the foreseeable future.

Stock Trading Plans

From time to time our directors, executive officers and other insiders may adopt stock trading plans pursuant to Rule 10b5-1 of the Securities Exchange Act of 1934, as amended. These plans are established to allow individuals to diversify their investment portfolio while avoiding conflicts of interest or the appearance of any such conflict that might arise from their positions with the company. Starting in the first quarter of 2002, four of our officers, including Edward O. Lanphier II, President and CEO, and two of our directors have made periodic sales of the Company’s stock pursuant to such plans.

Stock Performance Graph

*	This comparison is based on return assuming $100 invested on December 31, 2002 in stock or index, assuming reinvestment of all dividends. Fiscal year ending December 31.

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

SELECTED FINANCIAL DATA

	Year Ended December 31,
	2007	2006	2005	2004	2003
	(In thousands, except per share data)
Statement of Operations Data:
Total revenues	$9,098	$7,885	$2,484	$1,315	$2,579

Operating expenses:
Research and development	25,559	21,527	10,909	11,184	9,937
General and administrative	8,310	7,087	5,323	4,781	4,411

Total operating expenses	33,869	28,614	16,232	15,965	14,348

Loss from operations	(24,771)	(20,729)	(13,748)	(14,650)	(11,769)
Interest income, net	3,217	2,411	850	620	752
Other income / (expense)	74	454	(395)	212	584

Net loss	$(21,480)	$(17,864)	$(13,293)	$(13,818)	$(10,433)

Basic and diluted net loss per common share	$(0.58)	$(0.55)	$(0.51)	$(0.55)	$(0.42)

Shares used in computing basic and diluted net loss per common share	37,355	32,502	25,855	25,126	24,811

	Year Ended December 31,
	2007	2006	2005	2004	2003
	(In thousands)
Allocation of Stock-Based Compensation to Operating Expenses:
Research and development	$1,448	$1,229	$300	$649	$451
General and administrative	988	787	1	14	116

Total stock-based compensation	$2,436	$2,016	$301	$663	$567

	As of December 31,
	2007	2006	2005	2004	2003
	(In thousands)
Balance Sheet Data:
Cash, cash equivalents, marketable securities, and interest receivable	$81,412	$53,975	$47,174	$33,520	$44,343
Working capital	72,437	49,856	41,668	32,028	43,714
Total assets	83,900	55,780	48,983	34,725	46,232
Accumulated deficit	(149,752)	(128,272)	(110,408)	(97,115)	(83,297)
Total stockholders’ equity	72,122	48,705	37,814	32,377	44,661

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

We were incorporated in June 1995. From our inception through December 31, 2007, our activities related primarily to establishing and operating a biotechnology research and development organization and developing relationships with our corporate collaborators. Our scientific and business development endeavors currently focus on the engineering of novel zinc finger DNA-binding proteins (ZFPs) for the regulation and modification of genes. We have incurred net losses since inception and expect to incur losses in the future as we continue our research and development activities. To date, we have funded our operations primarily through the issuance of equity securities, borrowings, payments from research grants and from corporate collaborators and strategic partners. As of December 31, 2007, we had an accumulated deficit of $149.8 million.

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

We have continued to place more emphasis on higher-value therapeutic product development and related strategic partnerships and less emphasis on our Enabling Technology collaborations. We believe this shift in emphasis has the potential to increase the return on investment to our stockholders by allocating capital resources to higher value, therapeutic product development activities. At the same time, it may reduce our revenues over the next several years and subject us to higher financial risk by increasing expenses associated with product development. We filed an Investigational New Drug (IND) application with the U.S. Food and Drug Administration (FDA) and have initiated three Phase 2 clinical trial of a ZFP Therapeutic in patients with diabetic neuropathy. Development of novel therapeutic products is costly and is subject to a lengthy and uncertain regulatory process by the FDA. Our future products are gene-based therapeutics. Adverse events in both our own clinical program and other programs may have a negative impact on regulatory approval, the willingness of potential commercial partners to enter into agreements and the perception of the public.

Research and development expenses consist primarily of salaries and related personnel expenses, pre-clinical and clinical studies, laboratory supplies, stock-based compensation expenses, allocated facilities costs, subcontracted research expenses, and expenses for technology licenses. Research and development costs incurred in connection with collaborator-funded activities are expensed as incurred. Costs to acquire technologies that are utilized in research and development and that have no alternative future use are expensed as incurred. We believe that continued investment in research and development is critical to attaining our strategic objectives. We expect these expenses will increase significantly as we focus increasingly on development of ZFP Therapeutics. Additionally, in order to develop ZFP TFs and ZFNs as commercially relevant therapeutics, we expect to expend additional resources for expertise in the manufacturing, regulatory affairs and clinical research aspects of biotherapeutic development.

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

Critical Accounting Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Sangamo believes the following critical accounting policies reflect the more significant judgments and estimates used in the preparation of our Consolidated Financial Statements.

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

STOCK-BASED COMPENSATION

Prior to January 1, 2006, the Company accounted for our stock-based employee compensation arrangements under the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB No. 25), as allowed by SFAS No. 123, Accounting for Stock-based Compensation (SFAS No. 123), as amended by SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure (SFAS No. 148). As a result, no expense was recognized for options to purchase our common stock that were granted with an exercise price equal to fair market value at the date of grant prior to January 1, 2006. In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123 (revised 2004) Share-Based Payment (SFAS No. 123R), which replaces SFAS No. 123 and supersedes APB No. 25. SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. Subsequent to the effective date, the pro forma disclosures previously permitted under SFAS No. 123 are no longer an alternative to financial statement recognition. Effective January 1, 2006, the Company adopted SFAS No. 123R using the modified prospective method. Under this method, compensation cost recognized includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of December 31, 2005, based on the grant-date fair value estimated in accordance with the original provisions of SFAS No. 123 amortized on an accelerated basis over the options’ vesting period, and (b) compensation cost for all share-based payments granted subsequent to December 31, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123R amortized on a straight-line basis over the options’ vesting period. Results for prior periods have not been restated.

During the years ended December 31, 2007 and 2006, we recognized stock-based compensation expense of $2.4 million and $2.0 million, respectively, in operating expenses. As of December 31, 2007, total compensation cost related to nonvested stock options to be recognized in future periods was $18.1 million, which is expected to be expensed over a weighted-average period of 37 months.

Results of Operations

Years Ended December 31, 2007, 2006 and 2005

Total Revenues

	Year Ended December 31,
	2007	2006	Change	% Change	2006	2005	Change	% Change
	(In thousands, except percentage values)
Revenues:
Collaboration agreements	$6,781	$6,625	$156	2%	$6,625	$1,832	$4,793	262%
Research grants	2,317	1,260	1,057	84%	1,260	652	608	93%

Total revenues	$9,098	$7,885	$1,213	15%	$7,885	$2,484	$5,401	217%

We are increasing the emphasis of our research and development activities on ZFP Therapeutics. Even with this change in resource allocation, we anticipate increasing revenues over the next several years primarily related to our Research License and Commercial Option Agreement with Dow AgroSciences LLC (“DAS”), a wholly owned indirect subsidiary of Dow Chemical Corporation and our laboratory research reagents license agreement with Sigma-Aldrich Corporation.

Total revenues consisted of revenues from collaboration agreements, strategic partnerships and research grants. Revenues from our corporate collaboration and strategic partnering agreements were $6.8 million in 2007, compared to $6.6 million in 2006 and $1.8 million in 2005. The increase in 2007 from 2006 was principally attributable to revenues of approximately $1.1 million in connection with our laboratory research reagents license agreement with Sigma, revenues of $283,000 in connection with our research and license agreement with Genentech, Inc. and increased revenues of $62,000 in connection with our Research License and Commercial Option Agreement with DAS. This was partially offset by decreased revenues from Pfizer Inc. of $651,000 and Johnson & Johnson of $600,000. The increase in 2006 from 2005 was principally attributable to increased revenues of approximately $4.6 million in connection with our Research License and Commercial Option Agreement with DAS and $235,000 in connection with our collaboration in the field of regenerative medicine with LifeScan. Research grant revenues were $2.3 million in 2007, $1.3 million in 2006 and $652,000 in 2005. The increase in 2007 from 2006 was primarily attributable to increased revenues of $1.5 million related to our grant with the Juvenile Diabetes Research Foundation and $397,000 related to our grant with the Michael J. Fox Foundation. This was partially offset by decreases in revenues of $635,000 in connection with our Advanced Technology Program grant awarded by the National Institute of Standards and Technology, $144,000 in connection with our Cystic Fibrosis grant awarded by the Cystic Fibrosis Foundation and $100,000 in connection with our ZFN-driven Gene Disruption of CCR5 as a Potential Treatment of AIDS grant awarded by the National Institutes of Health. The increase in 2006 from 2005 was primarily attributable to increased revenue of $456,000 in connection with our Advanced Technology Program grant awarded by the National Institute of Standards and Technology, $176,000 in connection with our Cystic Fibrosis grant awarded by Cystic Fibrosis Foundation and $100,000 in connection with our ZFN-driven Gene Disruption of CCR5 as a Potential Treatment of AIDS grant awarded by the National Institutes of Health. These increases were partially offset by decreased revenues of $118,000 from our research grant associated with sickle cell. We plan to continue to apply for research grants.

Operating Expenses

	Year Ended December 31,
	2007	2006	Change	% Change	2006	2005	Change	% Change
	(In thousands, except percentage values)
Operating expenses:
Research and development	$25,559	$21,527	$4,032	19%	$21,527	$10,909	$10,618	97%
General and administrative	8,310	7,087	1,223	17%	7,087	5,323	1,764	33%

Total operating expenses	$33,869	$28,614	$5,255	18%	$28,614	$16,232	$12,382	76%

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

Research and development expenses were $25.6 million in 2007, compared to $21.5 million in 2006 and $10.9 million in 2005. The increase of $4.0 million in 2007 from 2006 was principally due to increased expenses related to our diabetic neuropathy clinical studies of $4.0 million, salaries and benefits of $1.6 million, pre-clinical studies of $1.1 million, drug production costs associated with our ongoing and planned clinical studies of $1.1 million, laboratory supplies of $512,000, facilities of $469,000 and stock-based compensation of $219,000. This was partially offset by decreased licensing expenses of $5.3 million, primarily associated with the 2006 acquisition of all assets in Edwards’ ZFP therapeutic angiogenesis program valued at $5.8 million. The increase of $10.6 million in 2006 from 2005 was principally due to increased expenses associated with the acquisition of all assets in Edwards’ ZFP therapeutic angiogenesis program valued at $5.8 million, $1.2 million of stock-based compensation due to adoption of SFAS No. 123R, increased expenses for laboratory supplies of approximately $1.1 million, increased expenses associated with diabetic neuropathy-related clinical studies of $1.1 million, increased expenses for salaries and related benefits of $963,000 due to increased headcount, increased consulting expenses of approximately $392,000 and increased expenses associated with pre-clinical studies of $135,000.

Our current research and development programs are focused on the advancement of our ZFP TF technology for several potential applications. Among these are ZFP Therapeutics for neurological disorders, cardiovascular disease, cancer and monogenic diseases, ZFP-engineered cell lines, protein production and ZFP TFs and ZFNs for applications in agricultural biotechnology.

Below is a summary of our programs partially funded by collaborators and the development phase of the leading application:

Program	Collaborator	Stage
ZFP technology to modify the genomes or alter the protein expression of plant cells, plants, or plant cell cultures	Dow AgroSciences	Research
ZFP technology for high value laboratory research reagents	Sigma-Aldrich Corporation	Research/Marketing
ZFP-engineered cell lines for the manufacture of protein pharmaceuticals	Genentech, Inc.	Research/Marketing
ZFP-engineered cell lines for the manufacture of protein pharmaceuticals	Pfizer Inc.	Research/Marketing

Below is a summary of our programs funded internally and the development stage of the leading application:

Internal Programs

Program	Stage
ZFP Therapeutics	Clinical/Preclinical/Research
ZFP TF-engineered cell lines for the manufacture of protein pharmaceuticals	Research

Due to the early stage of our various internal research and development projects, we do not track costs associated with our internal projects on a project-by-project basis. Drug development is inherently uncertain and the successful completion of our development programs is subject to numerous technological challenges and risks and we cannot presently estimate anticipated completion dates for any of our programs. Material cash inflows associated with the sale of products, if any, which result from our research efforts are not expected for at least five years. See Risk Factors—“Our potential therapeutic products are subject to a lengthy and uncertain regulatory process, and if these potential products are not approved, we will not be able to commercialize these products” and “Our gene regulation technology is relatively new, and if we are unable to use this technology in all our intended applications, it would limit our revenue opportunities.”

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

General and administrative expenses were $8.3 million during 2007, $7.1 million in 2006 and $5.3 million in 2005. The increase of $1.2 million during 2007 was principally due to increased professional services expenses of $719,000, primarily patent-prosecution and general corporate legal related, salaries and benefits of $202,000 and stock-based compensation of $201,000. The increase of $1.8 million in 2006 was principally due to increased professional services expenses of approximately $961,000, primarily patent prosecution-related, and $787,000 related to stock-based compensation due to the adoption of SFAS No. 123R.

Interest income, net

	Year Ended December 31,
	2007	2006	Change	% Change	2006	2005	Change	% Change
	(In thousands, except percentage values)
Interest income, net	$3,217	$2,411	$806	33%	$2,411	$850	$1,561	184%

Net interest income was $3.2 million in 2007, as compared to $2.4 million in 2006, and $850,000 in 2005. The increase of $806,000 in 2007 from 2006 was primarily related to higher interest income earned on higher average cash and investment balances from the July 2007 equity financing. The increase of $1.6 million in 2006 from 2005 was primarily related to higher interest income earned on higher average cash and investment balances from the June 2006 equity financing.

Other income/(expense)

	Year Ended December 31,
	2007	2006	Change	% Change	2006	2005	Change	% Change
	(In thousands, except percentage values)
Other income/(expense)	$74	$454	$(380)	(84)%	$454	$(395)	$849	215%

Other income / (expense) is primarily comprised of foreign currency translation gain / loss related to the cash balance held by our foreign subsidiary in the United Kingdom.

During 2007, other income of $74,000 was comprised of a net gain on foreign currency translation. During 2006, other income of $454,000 was principally comprised of a net gain on foreign currency translation. During 2005, other expense of $395,000 was comprised of a net loss on foreign currency translation of $374,000 and other than temporary loss on our marketable securities of $21,000.

We incurred net operating losses in 2007, 2006 and 2005, and consequently did not pay any federal or state income taxes.

Liquidity and Capital Resources

Since inception, we have financed our operations primarily through the sale of equity securities, payments from corporate collaborators, research grants and financing activities such as a bank line of credit. As of December 31, 2007, we had cash, cash equivalents, investments and interest receivable totaling $81.4 million.

Net cash used in operating activities was $16.1 million in 2007, $14.5 million in 2006, and $4.0 million in 2005. In all periods, net cash used in operating activities was primarily due to funding of net operating losses. During 2007, the use of cash related to our net operating loss of $21.5 million was partially offset by net non-cash charges of $745,000 and changes in operating assets and liabilities of $4.8 million. Non-cash charges include $2.4 million related to stock-based compensation, depreciation and amortization of $274,000 and realized losses on investments of $181,000. This was partially offset by net amortization of premium / discount on marketable securities of $2.1 million. The net increase in operating liabilities was principally comprised of increases in deferred revenues of $2.6 million and accounts payable and accrued liabilities of $1.8 million. During 2006, the use of cash related to our net operating loss of $17.9 million and changes in operating assets and liabilities of $3.7 million, partially offset by net non-cash charges of $7.1 million. Non-cash charges include $5.8 million related to issuance of common stock for Edwards’ asset purchase, $2.0 million related to stock-based compensation, depreciation of $171,000 partially offset by amortization of premium / discount on marketable securities of $857,000. The net decreases in operating liabilities are mainly attributable to decreases in deferred revenues of $4.2 million partially offset by net decreases in asset balances of $370,000. During 2005, the use of cash related to our net operating loss of $13.3 million partially offset by net non-cash charges of $810,000 and changes in operating assets and liabilities of $8.4 million. Non-cash charges include amortization of premium / discount on marketable securities of $214,000, stock-based compensation expenses of $301,000 and depreciation of $274,000. The net increases in operating liabilities of $8.8 million is principally due to an increase in deferred revenue of $7.8 million, primarily related to the receipt of a license payment of $7.5 million during the fourth quarter of 2005 in connection with our Research License and Commercial Option Agreement with DAS.

Net cash used in investing activities was $26.6 million in 2007, $12.2 million in 2006 and $4.4 million in 2005. Cash used during these periods was comprised of purchases of marketable securities and property and equipment and was partially offset by maturities of marketable securities.

Net cash provided by financing activities was $42.3 million in 2007, $20.9 million in 2006 and $18.4 million in 2005. In July 2007, the company completed a registered direct offering to institutional and strategic investors for a total of 3,278,689 shares of common stock at a price of $9.15 per share to the investors, resulting in net proceeds to Sangamo of approximately $28.0 million. In July 2007, pursuant to a laboratory research reagents license agreement with Sigma, the company issued one million shares of common stock valued at $8.55 per share to Sigma, resulting in proceeds of $8.6 million. In June 2006, in an underwritten public offering and pursuant to an effective registration statement, we sold 3,100,000 shares of common stock at a public offering price of $6.75 per share, resulting in net proceeds of approximately $20.2 million after deducting underwriter’s discount. During 2005, the company completed a registered direct offering to institutional and strategic investors for a total of 5,080,000 shares of common stock at a price of $3.85 per share to the investors, resulting in net proceeds to Sangamo of approximately $18.2 million. In October 2005, pursuant to a research license and commercial option agreement with DAS, the company issued one million shares of common stock valued at $3.85 per share to DAS, resulting in proceeds of $3.9 million. All other cash provided by financing activities for 2007, 2006 and 2005 was related to proceeds from issuance of common stock related to stock options exercises.

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

There is no provision for income taxes because we have incurred losses. As of December 31, 2007, Sangamo had net operating loss carryforwards for federal income tax purposes of approximately $96.6 million, which expire in the years 2010 through 2027. The Company also has state net operating loss carryforwards of approximately $72.0 million, which expire in the years 2008 through 2017. The Company also has federal and state research tax credit carryforwards of $1.9 million and $1.9 million, respectively. The federal research credits will begin to expire in the year 2018 through 2027 and the state research credits have no expiration date. Utilization of the Company’s net operating loss may be subject to substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. The annual limitation could result in the expiration of the net operating loss before use.

Contractual Obligations and Commercial Commitments

As of December 31, 2007 we had contractual obligations and commercial commitments as follows (in thousands):

	Payments Due by Period
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Operating leases	$3,887	$542	$1,712	$1,633	—
License obligations	1,171	288	883	—	—

Total contractual obligations	$5,058	$830	$2,595	$1,633	$—

Operating leases consist of base rents for facilities we occupy in Richmond, California. License obligations consist of ongoing license maintenance fees, milestones and royalties due from sales of ZFP TFs.

Recent Accounting Pronouncements

See Note 1 under “Organization and Summary of Significant Accounting Policies” of the Notes to Consolidated Financial Statements in Item 8. Financial Statements and Supplementary Data for a full description of recent accounting pronouncements including the respective expected dates of adoption and effects on results of operations and financial condition.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

Our exposure to market risk for changes in interest rates relates primarily to our cash equivalents and investments. The investments are available-for-sale. We do not use derivative financial instruments in our investment portfolio. We attempt to ensure the safety and preservation of our invested funds by limiting default and market risks. Our cash and investments policy emphasizes liquidity and preservation of principal over other portfolio considerations. We select investments that maximize interest income to the extent possible within these guidelines. We invest excess cash in securities with different maturities to match projected cash needs and limit concentration of credit risk by diversifying our investments among a variety of high credit-quality issuers. We mitigate default risk by investing in only investment-grade securities. The portfolio includes marketable securities with active secondary or resale markets to ensure portfolio liquidity. All investments have a fixed interest rate and are carried at market value, which approximates cost. We recognized a gain on foreign currency translation of $74,000 in 2007, and a gain of $454,000 and a loss of $374,000 on foreign currency translation in 2006 and 2005, respectively.

We carry our investments of debt securities at fair value, estimated as the amount at which an asset or liability could be bought or sold in a current transaction between willing parties. A combination of factors in the housing and mortgage markets, including rising delinquency and default rates on subprime mortgages and declining home prices, has led to increases in actual and expected credit losses for residential mortgage-backed securities and mortgage loans. In 2007, the credit markets began reacting to these changing factors and the prices of many securities backed by subprime mortgages began to decline. Lower volumes of transactions in certain types of collateralized securities might make it more difficult to obtain relevant market information to estimate the fair value of these financial instruments. In accordance with our investment policy, we diversify our credit risk and invest in debt securities with high credit quality. Substantially all our investments held as of December 31, 2007 are actively traded and our estimate of fair value is based upon quoted market prices. We have not recorded losses on our securities due to credit or liquidity issues. We will continue to monitor our credit risks and evaluate the potential need for impairment charges related to credit risks in future periods.

Item 8.	Financial Statements and Supplementary Data

SANGAMO BIOSCIENCES, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Sangamo BioSciences, Inc.

We have audited the accompanying consolidated balance sheets of Sangamo BioSciences, Inc. as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sangamo BioSciences, Inc. as of December 31, 2007 and 2006, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 2 to the consolidated financial statements, Sangamo BioSciences, Inc. changed its method of accounting for stock-based compensation as of January 1, 2006.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Sangamo BioSciences Inc.’s internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2008 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Palo Alto, California

February 28, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Sangamo BioSciences, Inc.

We have audited Sangamo BioSciences, Inc.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Sangamo BioSciences, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, Sangamo BioSciences, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007 based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Sangamo BioSciences, Inc. as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007 and our report dated February 28, 2008 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Palo Alto, California

February 28, 2008

SANGAMO BIOSCIENCES, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2007	2006
	(In thousands, except share and per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$12,275	$12,702
Marketable securities	68,813	41,218
Interest receivable	324	55
Accounts receivable	209	487
Prepaid expenses	497	594

Total current assets	82,118	55,056
Property and equipment, net	1,770	675
Other assets	12	49

Total assets	$83,900	$55,780

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$3,538	$1,726
Accrued compensation and employee benefits	1,199	878
Deferred revenue	4,944	2,596

Total current liabilities	9,681	5,200
Deferred revenue, non-current portion	2,097	1,875

Total liabilities	11,778	7,075

Commitments and contingencies	—	—
Stockholders’ equity:
Common stock, $0.01 par value; 80,000,000 shares authorized, 40,315,368 and 35,045,398 shares issued and outstanding at December 31, 2007 and 2006, respectively	403	350
Additional paid-in capital	221,176	176,513
Accumulated deficit	(149,752)	(128,272)
Accumulated other comprehensive income	295	114

Total stockholders’ equity	72,122	48,705

Total liabilities and stockholders’ equity	$83,900	$55,780

See accompanying Notes to Consolidated Financial Statements.

SANGAMO BIOSCIENCES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2007	2006	2005
	(In thousands, except per share amounts)
Revenues:
Collaboration agreements	$6,781	$6,625	$1,832
Research grants	2,317	1,260	652

Total revenues	9,098	7,885	2,484

Operating expenses:
Research and development	25,559	21,527	10,909
General and administrative	8,310	7,087	5,323

Total operating expenses	33,869	28,614	16,232

Loss from operations	(24,771)	(20,729)	(13,748)
Interest income, net	3,217	2,411	850
Other income/(expense)	74	454	(395)

Net loss	$(21,480)	$(17,864)	$(13,293)

Basic and diluted net loss per share	$(0.58)	$(0.55)	$(0.51)

Shares used in computing basic and diluted net loss per share	37,355	32,502	25,855

See accompanying Notes to Consolidated Financial Statements.

SANGAMO BIOSCIENCES, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
	Shares	Amount
Balances at December 31, 2004	25,271,059	$253	$129,229	$(97,115)	$10	$32,377
Issuance of common stock in connection with registered direct offering and upon exercise of stock options	4,218,239	42	14,223	—	—	14,265
Issuance of common stock in connection with Research License and Commercial Option agreement	1,000,000	10	3,840	—	—	3,850
Issuance of common stock under employee stock purchase plan	81,614	1	263	—	—	264
Non-employee stock-based compensation	—	—	301	—	—	301
Comprehensive loss:
Increase in unrealized gain on marketable securities	—	—	—	—	29	29
Other than temporary loss on marketable securities	—	—	—	—	21	21
Net loss	—	—	—	(13,293)	—	(13,293)

Comprehensive loss	—	—	—	—	—	(13,243)

Balances at December 31, 2005	30,570,912	306	147,856	(110,408)	60	37,814
Issuance of common stock in connection with registered direct offering and upon exercise of stock options	3,374,896	33	20,523	—	—	20,556
Issuance of common stock in connection with technologies purchase agreement	1,000,000	10	5,770	—	—	5,780
Issuance of common stock under employee stock purchase plan	99,590	1	348	—	—	349
Stock-based compensation	—	—	2,016	—	—	2,016
Comprehensive loss:
Increase in unrealized gain on marketable securities	—	—	—	—	54	54
Net loss	—	—	—	(17,864)	—	(17,864)

Comprehensive loss	—	—	—	—	—	(17,810)

Balances at December 31, 2006	35,045,398	350	176,513	(128,272)	114	48,705
Issuance of common stock in connection with registered direct offering and upon exercise of stock options	4,160,243	42	33,204	—	—	33,246
Issuance of common stock in connection with license agreement	1,000,000	10	8,540	—	—	8,550
Issuance of common stock under employee stock purchase plan	109,727	1	482	—	—	483
Stock-based compensation	—	—	2,437	—	—	2,437
Comprehensive loss:
Increase in unrealized gain on marketable securities	—	—	—	—	181	181
Net loss	—	—	—	(21,480)	—	(21,480)

Comprehensive loss	—	—	—	—	—	(21,299)

Balances at December 31, 2007	40,315,368	$403	$221,176	$(149,752)	$295	$72,122

See accompanying Notes to Consolidated Financial Statements.

SANGAMO BIOSCIENCES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2007	2006	2005
	(In thousands)
Operating activities:
Net loss	$(21,480)	$(17,864)	$(13,293)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	274	171	274
Amortization of premium/discount on marketable securities	(2,145)	(857)	214
Realized loss on marketable securities	—	—	21
Issuance of common stock in connection with technologies purchase agreement	—	5,780	—
Stock-based compensation	2,437	2,016	301
Changes in operating assets and liabilities:
Interest receivable	(269)	163	42
Accounts receivable	278	484	(402)
Prepaid expenses and other assets	134	(277)	(48)
Accounts payable and accrued liabilities	1,812	192	757
Accrued compensation and employee benefits	321	(55)	276
Deferred revenue	2,570	(4,231)	7,789

Net cash used in operating activities	(16,068)	(14,478)	(4,069)

Investing activities:
Purchases of marketable securities	(119,855)	(67,135)	(33,519)
Maturities of marketable securities	93,272	55,277	29,518
Proceeds from sales of marketable securities	1,314	—	—
Purchases of property and equipment	(1,369)	(374)	(428)

Net cash used in investing activities	(26,638)	(12,232)	(4,429)

Financing activities:
Issuance of common stock in connection with license agreements	8,550	—	3,850
Proceeds from issuance of common stock	33,729	20,905	14,529

Net cash provided by financing activities	42,279	20,905	18,379

Net increase/(decrease) in cash and cash equivalents	(427)	(5,805)	9,881
Cash and cash equivalents, beginning of period	12,702	18,507	8,626

Cash and cash equivalents, end of period	$12,275	$12,702	$18,507

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

Sangamo is currently working on a number of long-term development projects that will involve experimental and unproven technology. The projects may require several years and substantial expenditures to complete and ultimately may be unsuccessful. We plan to finance operations with available cash resources, funds received under research grants and Enabling Technology collaborations and strategic partnerships, and from the issuance of equity or debt securities. Sangamo believes that its available cash, cash equivalents and investments as of December 31, 2007, along with expected revenues from Enabling Technology collaborations and strategic partnerships, will be adequate to fund its operations through 2009. Sangamo will need to raise substantial additional capital to fund subsequent operations and complete the development and commercialization of its products either through significant corporate partnerships, Enabling Technology agreements and research grants, or issuance of equity securities. Sangamo may seek to raise additional capital when conditions permit, however, there is no assurance funding will be available on favorable terms, if at all.

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

The carrying amounts for financial instruments consisting of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate fair value due to their short maturities. Marketable securities are stated at their estimated fair values, based on quoted market prices for the same or similar instruments. The counterparties to the agreements relating to the Company’s investment securities consist of various major corporations and financial institutions with high credit standing.

Cash and Cash Equivalents

Sangamo considers all highly liquid investments purchased with original maturities of three months or less at the purchase date to be cash equivalents. Cash and cash equivalents of $12.3 million and $12.7 million at December 31, 2007 and 2006, respectively, consist of deposits in money market investment accounts and corporate operating accounts.

Marketable Securities

Sangamo classifies its marketable securities as available-for-sale and records its investments at fair value in accordance with Statement of Financial Accounting Standards (“FAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” Available-for-sale securities are carried at estimated fair value based on quoted market prices, with the unrealized holding gains and losses included in accumulated other comprehensive income. The Company evaluates declines in market value for potential impairment if the declines result in a value below cost and is determined to be other than temporary. Realized gains and losses on available-for-sale securities are included in other income/(expense), net, which is determined using the specific identification method. The Company recorded other-than-temporary losses on its investments of $0, $0 and $21,000 for 2007, 2006 and 2005, respectively.

The table below summarizes our available-for-sale securities (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
December 31, 2007
Marketable securities:
Commercial paper	$40,515	$180	$—	$40,695
Asset backed securities	13,753	17	—	13,770
Corporate notes	14,349	—	(1)	14,348

Total	$68,617	$197	$(1)	$68,813

December 31, 2006
Marketable securities:
Commercial paper	$31,484	$14	$—	$31,498
Asset backed securities	9,719	1	—	9,720

Total	$41,203	$15	$—	$41,218

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

The Company records foreign currency transactions at the exchange rate prevailing at the date of the transaction. Monetary assets and liabilities denominated in foreign currency are remeasured at the exchange rates in effect at the balance sheet date. Foreign currency transaction gains and losses are recorded in the statements of operations and gains of $74,000, $454,000 and $374,000 were recorded during 2007, 2006 and 2005, respectively.

Comprehensive Loss

Comprehensive loss is comprised of net loss and other comprehensive income (loss) which include unrealized gains/(losses) on marketable securities and foreign currency translation adjustments. Comprehensive loss for the years ended December 31, 2007, 2006, and 2005 is included in the statement of stockholders’ equity.

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

For 2007, revenues related to DAS, JDRF and Sigma represented 59%, 16% and 12%, respectively, of total revenues. Related to 2006, revenues related to DAS and an Advanced Technology Program grant awarded by the National Institute of Standards and Technology represented 67% and 12%, respectively, of total revenues. Related to 2005, revenues related to DAS, Pfizer, an Advanced Technology Program grant awarded by the National Institute of Standards and Technology and LifeScan represented 27%, 32%, 20% and 15%, respectively, of total revenues. The Company’s accounts receivable are derived from net revenue to customers located in the United States. As of December 31, 2007 and 2006, 100% of accounts receivable were from customers located in the United States. As of December 31, 2007, Genentech and a federal government research grant with the Department of Defense represented 72% and 28%, respectively, of accounts receivable. As of December 31, 2006, accounts receivable from Pfizer and grants awarded by the National Institute of Standards and Technology and Cystic Fibrosis represented 52%, 38% and 10% of net accounts receivable.

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

Stock-Based Compensation

Prior to January 1, 2006, the Company accounted for its stock-based employee compensation arrangements under the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB No. 25), as allowed by SFAS No. 123, Accounting for Stock-based Compensation (SFAS No. 123), as amended by SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure (SFAS No. 148). As a result, no expense was recognized for options to purchase our common stock that were granted with an exercise price equal to fair market value at the date of grant prior to January 1, 2006. In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123 (revised 2004) Share-Based Payment (SFAS No. 123R), which replaces SFAS No. 123 and supersedes APB No. 25. SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. Subsequent to the effective date, the pro forma disclosures previously permitted under SFAS No. 123 are no longer an alternative to financial statement recognition. Effective January 1, 2006, the Company adopted SFAS No. 123R using the modified prospective method. Under this method, compensation cost recognized includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of December 31, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123 amortized on an accelerated basis over the options’ vesting period, and (b) compensation cost for all share-based payments granted subsequent to December 31, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123R amortized on a straight-line basis over the options’ vesting period. Results for prior periods have not been restated.

Income Taxes

Income tax expense is accounted for in accordance with SFAS No. 109, Accounting of Income Taxes, or SFAS 109. Income tax expense has been provided using the liability method. Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities as measured by the enacted tax rates that will be in effect when these differences reverse. The Company provides a valuation allowance against net deferred tax assets if, based upon the available evidence, it is not more likely than not that the deferred tax assets will be realized.

The Company adopted FASB Interpretation 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), on January 1, 2007. As a result of the implementation of FIN 48, the Company did not recognize any adjustment to the liability for uncertain tax positions and therefore did not record any adjustment to the beginning balance of retained earnings on the consolidated balance sheet. As of the date of adoption, the Company recorded a $1.1 million reduction to deferred tax assets and the associated valuation allowance for unrecognized tax benefits. If the unrecognized tax benefits were recognized, there would be no impact on the effective tax rate.

The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. As of December 31 2007, the Company had no accrued interest and/or penalties. The company does not anticipate a significant change to it unrecognized tax benefits over the next twelve months. The unrecognized tax benefits may change during the next year for items that arise in the ordinary course of business.

Net Loss Per Share

Basic and diluted net loss per share information for all periods is presented under the requirements of FAS No. 128, “Earnings per Share.” Basic net loss per share has been computed using the weighted-average number of shares of common stock outstanding during the period, less shares subject to repurchase. Diluted net loss per share includes the impact of potentially dilutive securities. Stock options represent the Company’s only potentially dilutive securities and were anti-dilutive for all years presented. Dilutive stock options were 2,029,172, 2,361,415 and 2,172,463 for 2007, 2006 and 2005, respectively. The following table presents the calculation of historical basic and diluted net loss per common share (in thousands, except per share data):

	Year Ended December 31,
	2007	2006	2005
Net loss	$(21,480)	$(17,864)	$(13,293)

Basic and diluted:
Weighted-average shares of common stock outstanding	37,355	32,502	25,855
Shares used in computing basic and diluted net loss per share	37,355	32,502	25,855

Basic and diluted net loss per share	$(0.58)	$(0.55)	$(0.51)

Segments

The Company operated in one segment. Management uses one measurement of profitability and does not segregate its business for internal reporting. As of December 31, 2007 and 2006, 100% of all long-lived assets were maintained in the U.S. Moreover, for the years ended December 31, 2007, 2006 and 2005, 100% of revenues and expenses were generated and incurred in the U.S.

Recent Accounting Pronouncements

In November 2007, the Emerging Issues Task Force (EITF) ratified a consensus on EITF Issue No. 07-1 (EITF 07-1), “Accounting for Collaborative Arrangements”, which requires participants in a collaboration to make separate disclosures regarding the nature and purpose of an arrangement, their rights and obligations under the arrangement, the accounting policy for the arrangement and the income statement classification and amounts arising from the arrangement between participants for each period an income statement is presented. EITF 07-1 is effective for us beginning in the first quarter of fiscal year 2009. We are currently evaluating the impact of the provisions of EITF 07-1 on our financial position, results of operations and cash flows and therefore, the impact of the adoption is unknown at this time.

In June 2007, the EITF ratified a consensus on EITF Issue No. 07-3 (EITF 07-3), “Accounting for Non-Refundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities”, which concluded that non-refundable advance payments for goods or services for use in research and development activities should be deferred and capitalized. EITF 07-3 is effective for us beginning in the first quarter of fiscal year 2008. We are currently evaluating the impact of the provisions of EITF 07-3 on our financial position, results of operations and cash flows and therefore, the impact of the adoption is unknown at this time.

In February 2007, the Financial Accounting Standards Board (FASB) issued Statement on Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS 159). SFAS 159 permits companies to make a one-time election to carry eligible types of financial assets and liabilities at fair value, even if fair value measurement is not required under U.S. GAAP. SFAS 159 is effective for us beginning in the first quarter of fiscal year 2008. We are currently evaluating the impact of the provisions of SFAS 159 on our financial position, results of operations and cash flows and therefore, the impact of the adoption is unknown at this time.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 is effective for us beginning in the first quarter of fiscal year 2008 and we do not believe the impact of adoption will be material to our financial position, results of operations and cash flows.

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

The following table shows total stock-based compensation expense recognized in the consolidated statement of operations for the year ended December 31, 2007, 2006 and 2005 (in thousands):

	Year Ended December 31,
	2007	2006	2005
Research and development	$1,449	$1,229	$300
General and administrative	988	787	1

Total stock-based compensation expense	$2,437	$2,016	$301

Adoption of FAS 123R

Employee stock-based compensation expense recognized in 2007 was calculated based on awards ultimately expected to vest and has been reduced for estimated forfeitures. FAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. A forfeiture rate of 22% is applied to the stock-based compensation expense, determined through historical experience of employee stock option exercises. The following table shows total employee stock-based compensation expense (see Note 6 for types of stock-based employee arrangements) recognized under SFAS No. 123R included in the consolidated statements of operations for year ended December 31, 2007 (in thousands):

Costs and expenses:
Research and development	$1,434
General and administrative	988

Total employee stock-based compensation expense	$2,422

There was no capitalized stock-based employee compensation cost as of December 31, 2007.

As of December 31, 2007, total compensation cost related to nonvested stock options to be recognized in future periods was $18.1 million, which is expected to be expensed over a weighted-average period of 37 months.

Pro Forma Information for Period Prior to Adoption of FAS 123R

The following table illustrates the effect on net loss and net loss per share had the Company applied the fair value recognition provisions of SFAS No. 123 to account for its employee stock option and employee stock purchase plans for the year ended December 31, 2005 because stock-based employee compensation was not accounted for using the fair value recognition method during that period. For purposes of pro forma disclosure, the estimated fair value of the stock awards, as prescribed by SFAS No. 123, is amortized to expense over the vesting period of such awards (in thousands, except per share data).

Net loss:
As reported	$(13,293)
Less: stock-based compensation expense determined under the fair value based method	$(2,560)

Pro forma net loss	$(15,853)

Basic and diluted net loss per share:
As reported	$(0.51)

Pro forma	$(0.61)

Valuation Assumptions

The employee stock-based compensation expense recognized under FAS 123R was determined using the Black Scholes option valuation model. Option valuation models require the input of subjective assumptions and these assumptions can vary over time.

The Company primarily bases its determination of expected volatility through its assessment of the historical volatility of its Common Stock. The Company does not believe that it is able to rely on its historical exercise and post-vested termination activity to provide accurate data for estimating our expected term for use in determining the fair value of these options. Therefore, as allowed by Staff Accounting Bulletin (SAB) No. 107, Share-Based Payment, the Company has opted to use the simplified method for estimating its expected term equal to the midpoint between the vesting period and the contractual term.

The weighted–average assumptions used for estimating the fair value of the employee stock options are as follows:

	Year Ended December 31,
	2007	2006	2005
Risk-free interest rate	3.5-5.0%	4.7-5.1%	3.7-4.5%
Expected life of option	6.25 yrs	6.25 yrs	6.81 yrs
Expected dividend yield of stock	0%	0%	0%
Expected volatility	0.90-0.93	0.94-0.97	1.0-1.05

The weighted–average assumptions used for estimating the fair value of the employees’ stock purchase rights are as follows:

	Year Ended December 31,
	2007	2006	2005
Risk-free interest rate	3.6-5.1%	2.5-5.1%	1.3-2.9%
Expected life of option	0.5-2.0 yrs	0.5-2.0 yrs	0.5-2.0 yrs
Expected dividend yield of stock	0%	0%	0%
Expected volatility	0.46-0.77	0.41-0.98	0.70-0.78

Sangamo granted 10,000 nonqualified common stock options to consultants for both 2007 and 2006, respectively, and also granted 15,000 nonqualified stock option to consultants in 2005. Such options are included in the option tables disclosed in Note 6. The options generally vest over four years at a rate of 25 percent one year from grant date and one-thirty-sixth per month thereafter and expire ten years after the grant date. Total nonqualified stock-based compensation expense for consultants included in the total stock-based compensation expenses was $15,000, $33,000 and $301,000 in 2007, 2006 and 2005, respectively. The fair value of these options was determined using the Black-Scholes Merton model.

3.	Major Customers, Partnerships and Strategic Alliances

Agreement with Dow AgroSciences in Plant Agriculture

On October 1, 2005, we entered into a Research License and Commercial Option Agreement with Dow AgroSciences LLC (“DAS”), a wholly owned indirect subsidiary of Dow Chemical Corporation. Under this agreement, we will provide DAS with access to our proprietary ZFP technology and the exclusive right to use our ZFP technology to modify the genomes or alter the nucleic acid or protein expression of plant cells, plants, or plant cell cultures. We have retained rights to use plants or plant-derived products to deliver ZFP TFs or ZFNs into human or animals for diagnostic, therapeutic, or prophylactic purposes. We have achieved several milestones in this collaboration.

Our agreement with DAS provides for an initial three-year research term during which time we are working together to validate and optimize the application of our ZFP technology to plants, plant cells and plant cell cultures. During the three-year research term, DAS has the option to obtain a commercial license to sell products incorporating or derived from plant cells generated using our ZFP technology, including agricultural crops, industrial products and plant-derived biopharmaceuticals. The option expires on September 30, 2008. This commercial license will be exclusive for all such products other than animal and human health products. In the event that DAS exercises this option, DAS may elect to extend the research program beyond the initial three-year term on a year-to-year basis.

Pursuant to the Research License and Commercial Option Agreement, DAS made an initial cash payment to us of $7.5 million. In November 2005, the Company sold approximately 1.0 million shares of common stock to DAS at a price of $3.85 per share, resulting in proceeds of $3.9 million. In addition, DAS will provide $6.0 million in research funding over the initial three-year research term and may make an additional payment of up to $4.0 million in research milestone payments to us during this same period, depending on the success of the research program. In the event that DAS elects to extend the research program beyond the initial three-year term, DAS will provide additional research funding. If DAS exercises its option to obtain a commercial license, we will be entitled to full payment of the $4.0 million in research milestones, a one-time exercise fee of $6.0 million, minimum annual sublicensing payments totaling to up to $25.3 million over 11 years, development and commercialization milestone payments for each product, and royalties on sales of products. Furthermore, DAS will have the right to sublicense our ZFP technology to third parties for use in plant cells, plants, or plant cell cultures, and we will be entitled to 25% of any cash consideration received by DAS under such sublicenses.

We have agreed to supply DAS and its sublicensees with ZFP TFs and/or ZFNs for both research and commercial use over the three year period of the agreement. If DAS exercises its option to obtain a commercial license, DAS may request that we transfer, at DAS’s expense, the ZFP manufacturing technology to DAS or to a mutually agreed-upon contract manufacturer.

The Research License and Commercial Option Agreement will terminate automatically if DAS fails to exercise its option for a commercial license by the end of the initial three-year research term or September 30, 2008. Following DAS’s exercise of the option and payment of the exercise fee, DAS may terminate the agreement at any time. In addition, each party may terminate the agreement upon an uncured material breach of the other party. In the event of any termination of the agreement, all rights to use our ZFP technology will revert to us, and DAS will no longer be permitted to practice our ZFP technology or to develop or, except in limited circumstances, commercialize any products derived from our ZFP technology. Revenues related to the research license under the DAS agreement are being recognized ratably over the initial three year research term of the agreement and were $2.5 million during 2007, $2.5 million during 2006 and $625,000 during 2005. Revenues attributable to collaborative research and development performed under the DAS agreement were $2.0 million during 2007, $2.4 million during 2006 and $51,000 during 2005. Revenues attributable to the achievement of at-risk milestones were $840,000 during 2007 and $330,000 during 2006. Related costs and expenses incurred under the DAS agreement were $467,000 during 2007 and $568,000 and $51,000 during 2006 and 2005 respectively.

Agreement with Sigma-Aldrich Corporation in Laboratory Research Reagents

In July 2007, we entered into a license agreement with Sigma. Under the License Agreement, we are providing Sigma with access to our proprietary ZFP technology and the exclusive right to use the technology to develop and commercialize research reagents products and services in the research field, excluding certain agricultural research uses that Sangamo previously licensed to Dow AgroSciences LLC. Under the agreement, Sangamo and Sigma have agreed to conduct a three-year research program to develop laboratory research reagents using our ZFP technology. In addition, for three years we will assist Sigma in connection with Sigma’s efforts to market and sell services employing our technology in the research field. We will transfer the ZFP manufacturing technology to Sigma or to a mutually agreed-upon contract manufacturer upon Sigma’s request. Prior to the completion of this transfer, we will be responsible for supplying ZFPs for use by Sigma in performing services in the research field. Under the terms of the agreement, Sigma made an initial payment comprising an upfront license fee and the purchase of one million (1,000,000) shares of Sangamo’s common stock under a separate stock purchase agreement, resulting in a total upfront payment to Sangamo of $13.5 million. There were three components to the $13.5 million we received: an equity investment by Sigma in Sangamo common stock valued at $8.55 million, a $3.95 million license fee, and $1.0 million of research funding. Under the License Agreement, we may receive additional research funding of up to $2.0 million, development milestone payments of up to $5.0 million, and commercial milestone payments based on net sales of up to $17.0 million, subject to the continuation of the agreement. During the term of the license agreement Sigma is obligated to pay to Sangamo minimum annual payments, a share of certain revenues received by Sigma from sublicensees, and royalty payments on the sale of licensed products and services. Sigma also has the right to sublicense the ZFP technology for research applications and we will receive 50% of any sublicensing revenues in the first two years and 25% of any sublicensing revenues thereafter. We retain the sole right to use and license our ZFP technology for GMP production purposes, for the production of materials used in or administered to humans, and for any other industrial commercial use. Revenues related to the license under the Sigma, agreement are being recognized ratably. We are recognizing the $1.0 million of research funding over a 12-month period and the $3.95 million license fee over the 36-month research period of the agreement. Revenues recognized under the agreement were $1.1 million during 2007. Related costs and expenses incurred under the Sigma agreement were $316,000 during 2007.

Enabling Technology Collaborations in Pharmaceutical Protein Production

We have established several research collaborations in this area. In December 2004, we announced a research collaboration agreement with Pfizer to use our ZFP technology to develop enhanced cell lines for protein pharmaceutical production. The scope of this agreement was expanded in January 2006 and again in January 2007 and provided further research funding from Pfizer to develop additional cell lines for enhanced protein production. Under the terms of the agreement, Pfizer is funding research at Sangamo and Sangamo will provide our proprietary ZFP technology for Pfizer to assess its feasibility for use in mammalian cell-based protein production. We are generating novel cell lines and vector systems for enhanced protein production as well as novel technology for rapid creation of new production cell lines. During the first quarters of 2007, 2006 and 2005, we received $250,000, $775,000 and $500,000, respectively, in research-related funding under our agreements with Pfizer. Revenues attributable to collaborative research and development performed under the

Pfizer agreement were $96,000, $747,000 and $790,000 during 2007, 2006 and 2005, respectively. Related costs and expenses incurred under the Pfizer agreements were $358,000 during 2007 and $342,000 and $154,000 during 2006 and 2005, respectively.

In addition, in April 2007, we established a research and license agreement with Genentech. Under our agreement with Genentech, we are developing, ZFNs capable of making targeted modifications to the genome of Genentech cell lines to generate cell lines with novel characteristics for protein pharmaceutical production purposes. The agreement was expanded to include further ZFNs in February 2008. Genentech paid an upfront fee of $400,000, will pay an ongoing technology access fee, and certain payments upon achievement of specified milestones relating to the research of ZFNs and the development and commercialization of products manufactured using a modified cell line created by our ZFN technology. Revenues attributable to collaborative research and development performed under the Genentech agreement were $283,000 during 2007. Costs and expenses performed under the Genentech agreement were $82,000 during 2007.

Funding from Research Foundations

The Juvenile Diabetes Research Foundation International

On October 26, 2006, Sangamo announced a partnership with the Juvenile Diabetes Research Foundation International (JDRF) to provide financial support to one of Sangamo’s Phase 2 human clinical studies of SB-509, a ZFP Therapeutic that is in development for the treatment of diabetic neuropathy. Under the agreement with JDRF and subject to its terms and conditions, including the Company’s achievement of certain milestones associated with the Company’s Phase 2 clinical trial of SB-509 for the treatment of mild to moderate diabetic neuropathy, JDRF will pay the Company an aggregate amount of up to $3.0 million. Through December 31, 2007, we have received $2.5 million. After the first commercial launch of SB-509 in a major market, JDRF has the right to receive, subject to certain limitations, annual payments from Sangamo, until such time when the total amount paid to JDRF, including payments made on account of certain licensing arrangements, equals three times the amount received by us from JDRF.

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

During 2007, revenues attributable to research and development performed under the JDRF partnership were $1.5 million. Related costs and expenses during 2007 were $4.7 million.

The Michael J. Fox Foundation

On January 23, 2007, Sangamo announced a partnership with the Michael J. Fox Foundation (MJFF) to provide financial support of Sangamo’s ZFP TFsTM to activate the expression of glial cell line-derived neurotrophic factor (GDNF) that has shown promise in preclinical testing to slow or stop the progression of Parkinson’s disease. Under the agreement with MJFF and subject to its terms and conditions, MJFF will pay the Company $950,000 over a period of two years. Through December 31, 2007, we have received $408,000.

Revenues attributable to research and development performed under the MJFF partnership were $397,000 during 2007. Related costs and expenses incurred under the MJFF partnership were $397,000 during 2007.

4.	Property and Equipment

Property and equipment consist of the following:

	December 31,
	2007	2006
	(In thousands)
Laboratory equipment	$3,142	$2,469
Furniture and fixtures	822	786
Leasehold improvements	2,318	1,658

	6,282	4,913
Less accumulated depreciation	(4,512)	(4,238)

	$1,770	$675

Depreciation and amortization expense were $274,000, $171,000 and $274,000 during 2007, 2006 and 2005, respectively.

5.	Commitments

Sangamo occupies office and laboratory space under operating leases in Richmond, California that expire in August 2014. License obligations consist of non-cancelable ongoing license maintenance fees and royalties due from sales of ZFP TFs. Rent expense was $ 547,000, $471,000 and $451,000 for 2007, 2006 and 2005, respectively. Future minimum payments under contractual obligations and commercial commitments at December 31, 2007 consist of the following (in thousands):

Fiscal Year:	Operating Lease	License Agreements
2008	$542	$288
2009	556	278
2010	570	303
2011	585	302
2012	600	—
Thereafter	1,034	—

Total minimum payments	$3,887	$1,171

6.	Stockholders’ Equity

Convertible Preferred Stock

All outstanding convertible preferred stock converted into common stock upon consummation of the Company’s initial public offering in April 2000. The Company has 5,000,000 preferred shares authorized, which may be issued at the Board’s discretion.

Common Stock

In November 2005, Sangamo completed a registered direct offering to institutional and strategic investors for a total of 5,080,000 shares of common stock at a price of $3.85 per share to the investors, resulting in net proceeds of approximately $18.2 million. As part of the offering, Dow AgroSciences purchased 1.0 million shares of common stock resulting in gross proceeds of approximately $3.9 million.

In June 2006, in an underwritten public offering and pursuant to an effective registration statement, Sangamo sold 3,100,000 shares of common stock at a public offering price of $6.75 per share, resulting in net proceeds of approximately $20.2 million after deducting underwriter’s discount and commissions.

In December 2006, Sangamo issued 1,000,000 shares of common stock to Edwards as partial consideration for the purchase of Edwards’ angiogenesis program. This transaction was valued at $5.8 million, based on the fair value of its publicly traded stock at the close of the transaction, less a discount for lack of marketability in the unregistered Common Stock and recorded as a research and development expense in the Consolidated Statement of Operations.

On July 20, 2007, Sangamo completed a registered direct offering to a group of institutional investors, in which Sangamo sold an aggregate of 3,278,689 shares of common stock at a price of $9.15 per share to such investors, resulting in net proceeds of approximately $28.0 million.

On July 10, 2007, pursuant to a laboratory research reagents license agreement with Sigma, Sangamo issued one million shares of common stock valued at a price of $8.55 per share.

Stock Option Plan

Sangamo’s 2004 Stock Option Plan (the “2004 Option Plan”), which supersedes the 2000 Stock Option Plan, provides for the issuance of common stock and grants of options for common stock to employees, officers, directors and consultants. The exercise price per share will be no less than 85 percent of the fair value per share of common stock on the option grant date, and the option term will not exceed ten years. If the person to whom the option is granted is a 10 percent stockholder, and the option granted qualifies as an Incentive Stock Option Grant, then the exercise price per share will not be less than 110 percent of the fair value per share of common stock on the option grant date, and the option term will not exceed five years. Options granted under the 2004 Option Plan generally vest over four years at a rate of 25 percent one year from the grant date and one thirty-sixth per month thereafter and expire ten years after the grant, or earlier upon employment termination. Options granted pursuant to the 2004 Option Plan may be exercised prior to vesting, with the related shares subject to Sangamo’s right to repurchase the shares that have not vested at the issue price if the option holder terminates employment. The right of repurchase lapses over the original option vesting period, as described above. Approximately 6.5 million shares were initially reserved for issuance pursuant to the 2000 Stock Option Plan and the 2004 Option Plan. The number of shares authorized for issuance automatically increases on the first trading day of the fiscal year by an amount equal to 3.0 percent of the total number of shares of our common stock outstanding on the last trading day of the preceding fiscal year, but in no event shall any such increase exceed 1.75 million shares per year.

Employee Stock Purchase Plan

The Board of Directors adopted the 2000 Employee Stock Purchase Plan in February 2000. Sangamo reserved a total of 400,000 shares of common stock for issuance under the plan. Eligible employees may purchase common stock at 85 percent of the lesser of the fair market value of Sangamo’s common stock on the first day of the applicable two-year offering period or the last day of the applicable six-month purchase period. The reserve for shares available under the plan will automatically increase on the first trading day of the second fiscal quarter each year, beginning in 2001, by an amount equal to 1 percent of the total number of outstanding shares of our common stock on the last trading day of the immediately preceding first fiscal quarter.

A summary of Sangamo’s stock option activity follows:

	Options Outstanding
	Shares Available for Grant of Options	Number of Shares	Weighted- Average Exercise per Share Price	Weighed Average Remaining Contractual Term
Balance at December 31, 2004	2,984,613	3,526,096	$5.59
Additional shares authorized	758,132	—	—
Options granted	(750,500)	750,500	$4.12
Options exercised	—	(138,239)	$4.98
Options canceled	264,260	(264,260)	$7.90

Balance at December 31, 2005	3,256,505	3,874,097	$4.27	6.59
Additional shares authorized	917,127	—	—
Options granted	(704,000)	704,000	$6.75
Options exercised	—	(274,896)	$2.12
Options canceled	155,389	(155,389)	$7.33

Balance at December 31, 2006	3,625,021	4,147,812	$5.68	6.00
Additional shares authorized	1,051,362	—	—
Options granted	(1,703,500)	1,703,500	$12.43
Options exercised	—	(881,554)	$6.08
Options canceled	218,785	(218,785)	$6.02

Balance at December 31, 2007	3,191,668	4,750,973	$8.01	7.15

Options exercisable at December 31, 2007		2,250,672	$5.60	4.89

There were no shares subject to Sangamo’s right of repurchase as of December 31, 2007. The intrinsic value of options exercised during 2007, 2006, 2005 were $5.4 million, $1.2 million and $512,000, respectively.

The weighted-average fair value per share of options granted during 2007, 2006, and 2005 was $9.57, $5.36, and $3.39, respectively, based upon the assumption in the Black-Scholes valuation model described in Note 2. The total fair value of shares vested and expected to vest during 2007, 2006 and 2005 was $24.0, $6.9 and $2.8 million, respectively.

The weighted-average estimated fair value per share of employee purchase rights during 2007, 2006, and 2005 were $2.65, $2.22, and $1.61, respectively, based upon the assumptions in the Black-Scholes valuation model described in Note 2.

The following table summarizes information with respect to stock options outstanding at December 31, 2007:

	Options Outstanding
Range of Exercise Price	Number of Shares	Weighted Average Remaining Contractual Life
		(In Years)
$ 0.15 – $ 2.45	489,833	0.79
$ 3.00 – $ 4.11	757,602	7.23
$ 4.15 – $ 5.19	593,754	6.83
$ 5.30 – $ 6.82	687,250	8.07
$ 6.88 – $ 7.73	482,084	8.72
$ 8.00 – $ 13.40	231,700	3.54
$13.98 – $13.98	968,250	9.89
$14.00 – $15.03	475,500	7.70
$15.23 – $17.65	50,000	3.65
$38.00 – $38.00	15,000	2.63

	4,750,973	7.15

At December 31, 2007, the aggregate intrinsic values of the outstanding and exercisable options were $25.9 million and $17.5 million, respectively.

Common Stock

At December 31, 2007, the Company has reserved shares of common stock for issuance as follows:

2000 Stock Option Plan and 2004 Stock Option Plan	7,942,641	(1)
2000 Employee Stock Purchase Plan	1,608,030

	9,550,671

(1)	Consists of 3,191,668 shares available for grant of options as of December 31, 2007 and 4,750,973 shares underlying outstanding options.

7.	Comprehensive Loss

Activities in comprehensive loss were as follows (in thousands):

	Year Ended December 31,
	2007	2006	2005
Net loss	$(21,480)	$(17,864)	$(13,293)
Increase in unrealized gains on marketable securities	181	54	29
Other than temporary loss on investments	—	—	21

Comprehensive loss	$(21,299)	$(17,810)	$(13,243)

Accumulated other comprehensive income at December 31, 2007 and 2006 is $295,000 and $114,000. It relates to unrealized gains on marketable securities.

8.	Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets are as follows:

	December 31,
	2007	2006
Deferred tax assets:
Net operating loss carryforwards	$37,171	$30,150
Research and development tax credit carryforwards	3,201	3,911
Capitalized research	1,195	1,425
Other	2,003	628

	43,570	36,114
Valuation allowance	(43,570)	(36,114)

Net deferred tax assets	$—	$—

Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance. The valuation allowance increased by $7.5 million, $7.9 million and $4.1 million for the years ended December 31, 2007, 2006 and 2005, respectively. As of December 31, 2007, Sangamo had net operating loss carryforwards for federal income tax purposes of approximately $96.6 million, which expire in the years 2010 through 2027. The Company also has state net operating loss carryforwards of approximately $72.0 million, which expire in the years 2008 through 2017. The Company also has federal and state research tax credit carryforwards of $1.9 million and $1.9 million, respectively. The federal research credits will begin to expire in the year 2018 through 2027 and the state research credits have no expiration date. Utilization of the Company’s net operating loss may be subject to substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. The annual limitation could result in the expiration of the net operating loss before use.

The Company adopted FASB Interpretation 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), on January 1, 2007. As a result of the implementation of FIN 48, the Company did not recognize any adjustment to the liability for uncertain tax positions and therefore did not record any adjustment to the beginning balance of retained earnings on the consolidated balance sheet. As of the date of adoption, the Company recorded a $1.1 million reduction to deferred tax assets and the associated valuation allowance for unrecognized tax benefits. If the unrecognized tax benefits were recognized, there would be no impact on the effective tax rate.

We file U.S and state income tax returns with varying statutes of limitations. The tax years from 1998 forward remain open to examination due to the carryover of use net operating losses or tax credits.

The following table summarizes the activity related to our unrecognized tax benefits:

Total
(In thousands)
Balance at January 1, 2007	$1,140,000
Increases related to current year tax positions	160,000

Balance at December 31, 2007	$1,300,000

9.	Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consist of the following (in thousands):

	December 31,
	2007	2006
Accounts payable	$1,554	$1,108
Accrued professional fees	234	289
Accrued research and collaboration expense	420	35
Accrued clinical trial expense	1,044	79
Deferred rent	131	100
Other	155	115

Total accounts payable and accrued liabilities	$3,538	$1,726

10.	Quarterly Financial Data (Unaudited)

The following table sets forth certain unaudited quarterly financial data for the eight quarters ended December 31, 2007. The unaudited information set forth below has been prepared on the same basis as the audited information and includes all adjustments necessary to present fairly the information set forth herein. The operating results for any quarter are not indicative of results for any future period. All data is in thousands except per common share data.

	Fiscal Year 2007				Fiscal Year 2006
	Q1	Q2	Q3	Q4	Q1	Q2	Q3	Q4
Revenues	$1,422	$2,584	$2,325	$2,767	$2,136	$1,777	$1,779	$2,193
Expenses	$7,428	$8,423	$7,644	$10,374	$5,344	$5,849	$5,422	$11,999 (1)
Net loss	$(5,358)	$(5,181)	$(4,268)	$(6,673)	$(2,744)	$(3,327)	$(2,845)	$(8,948)
Net loss per share	$(0.15)	$(0.15)	$(0.11)	$(0.17)	$(0.09)	$(0.11)	$(0.08)	$(0.27)

(1)	Q4 2006 expenses include approximately $5.8 million research and development expense in connection with acquisition of the Edwards’ ZFP Therapeutic angiogenesis programs.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

We have performed an evaluation under the supervision and with the participation of our management, including our principal executive officer and principal financial officer of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act). Based on that evaluation, our management, including our principal executive officer and principal financial officer, concluded that our disclosure controls and procedures were effective as of December 31, 2007 to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding disclosure.

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

Management has used the framework set forth in the report entitled Internal Control—Integrated Framework published by the Committee of Sponsoring Organizations of the Treadway Commission, known as COSO, to evaluate the effectiveness of the Company’s internal control over financial reporting. Management has concluded that our internal control over financial reporting was effective as of December 31, 2007.

Ernst & Young LLP, our independent registered public accounting firm, has audited the consolidated financial statements included in our Annual Report on Form 10-K and has issued an attestation report on the effectiveness of our internal controls over financial reporting as of December 31, 2007.

CHANGES IN INTERNAL CONTROLS

There has been no change in our internal controls over financial reporting during the fourth fiscal quarter of 2007 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B.	Other Information

Not applicable.

PART III

Certain information required by Part III is omitted from this Report on Form 10-K since we intend to file our definitive Proxy Statement for our next Annual Meeting of Stockholders, pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended (the “2008 Proxy Statement”), no later than April 29, 2008, and certain information to be included in the Proxy Statement is incorporated herein by reference.

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this item concerning our directors, executive officers, Section 16 compliance and code of ethics is incorporated by reference to the information set forth in the sections titled “Election of Directors,” “Management,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Code of Ethics” in our 2008 Proxy Statement.

Item 11.	Executive Compensation

The information required by this item regarding executive compensation is incorporated by reference to the information set forth in the sections titled “Executive Compensation” in our 2008 Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item regarding security ownership of certain beneficial owners and management is incorporated by reference to the information set forth in the section titled “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plans” in our 2008 Proxy Statement.

Item 13.	Certain Relationships and Related Transactions and Director Independence

The information required by this item regarding certain relationships and related transactions is incorporated by reference to the information set forth in the section titled “Certain Relationships and Related Transactions” in our 2008 Proxy Statement.

Item 14.	Principal Accounting Fees and Services

The information required by this item regarding principal auditor fees and services is incorporated by reference to the information set forth in the section titled “Principal Auditor Fees and Services” in our 2008 Proxy Statement.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) The following documents are filed as part of this report:

1. Financial Statements—See Index to Consolidated Financial Statements in Item 8 of the report.

2. Financial Statement Schedules—None.

3. See Index to Exhibits.

(b) See the Index of Exhibits

(c) See the Financial Statements beginning on page 39 of this Form 10-K

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 29, 2008.

SANGAMO BIOSCIENCES, INC.

By:	/s/ EDWARD O. LANPHIER II
Edward O. Lanphier II
President, Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ EDWARD O. LANPHIER II Edward O. Lanphier II	President, Chief Executive Officer and Director (Principal Executive Officer)	February 29, 2008

/s/ H. WARD WOLFF H. Ward Wolff	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	February 29, 2008

/s/ WILLIAM G. GERBER, M.D.	Director	February 29, 2008
William G. Gerber, M.D.

/s/ JOHN W. LARSON	Director	February 29, 2008
John W. Larson

/s/ MARGARET A. LIU, M.D.	Director	February 29, 2008
Margaret A. Liu, M.D.

/s/ STEVEN J. MENTO, PH.D	Director	February 29, 2008
Steven J. Mento, Ph.D

/s/ MICHAEL C. WOOD	Director	February 29, 2008
Michael C. Wood

INDEX TO EXHIBITS

Exhibit Number	Description of Document
1.1	Purchase Agreement, dated June 15, 2006, between Sangamo and Piper Jaffray & Co. (incorporated by reference to Exhibit 1.1 to the Company’s Form 8-K filed in June 16, 2006)

1.2	Agency Agreement between Sangamo and JMP Securities, Piper Jaffray & Co., Leerink Swann & Company and Janney Montgomery Scott LLC, dated July 16, 2007 (incorporated by reference to Exhibit 1.1 to the Company’s Form 8-K filed on July 17, 2007).

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1/A (Registration No. 333-30134) filed March 31, 2000).

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1/A (Registration No. 333-30134) filed March 31, 2000).

4.1	Form of Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.11 to the Company’s Registration Statement on Form S-1/A (Registration No. 333-30134) filed March 31, 2000).

10.1†	1995 Stock Option Plan (incorporated by reference to Exhibit 10.16 to the Company’s Registration Statement on Form S-1/A (Registration No. 333-30134) filed March 14, 2000.

10.2(+)	2000 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-1/A (Registration No. 333-30134) filed February 24, 2000).

10.3(+)	2000 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-1/A (Registration No. 333-30134) filed February 24, 2000).

10.4	Form of Indemnification Agreement entered into between Sangamo and each of its directors and executive officers (incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form S-1/A (Registration No. 333-30134) filed February 24, 2000).

10.5†	Sublicense Agreement, by and between Sangamo and Johnson & Johnson, dated May 9, 1996 (incorporated by reference to Exhibit 10.8 to the Company’s Registration Statement on Form S-1/A (Registration No. 333-30134) filed February 24, 2000).

10.6†	Patent License Agreement between Sangamo and Massachusetts Institute of Technology dated May 9, 1996, (incorporated by reference to Exhibit 10.12 to the Company’s Registration Statement on Form S-1/A (Registration No. 333-30134) filed March 14, 2000).

10.7†	License Agreement between Sangamo and the Johns Hopkins University dated July 16, 1998, as amended (incorporated by reference to Exhibit 10.13 to the Company’s Amendment No. 2 to the Registration Statement on Form S-1/A (Registration No. 333-30134) filed March 14, 2000).

10.8(+)	Employment Agreement, between Sangamo and Edward O. Lanphier II, dated June 1, 1997 (incorporated by reference to Exhibit 10.15 to the Company’s Registration Statement on Form S-1/A (Registration No. 333-30134) filed March 14, 2000).

10.9	License Agreement by and between The Scripps Research Institute and Sangamo, dated March 14, 2000 (incorporated by reference to Exhibit 10.19 to the Company’s Registration Statement on Form S-1/A (Registration No. 333-30134) filed April 5, 2000).

10.10(+)	Separation Agreement and Release between Sangamo and Carl Pabo, Ph.D., dated June 20, 2003 (incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K/A filed April 27, 2004).

10.11(+)	Separation Agreement and Release between Sangamo and Janet Nibel, dated August 13, 2003 (incorporated by reference to Exhibit 10.23 to the Company’s Annual Report on Form 10-K/A filed April 27, 2004).

Exhibit Number	Description of Document

10.12(+)	Separation Agreement and Release between Sangamo and Peter Bluford, dated October 29, 2004 (incorporated by reference to Exhibit 99.1 to the Company’s Form 8-K filed November 4, 2004).

10.13(+)	2004 Stock Incentive Plan (incorporated by reference to Appendix C of the Company’s Definitive Proxy Statement on Schedule 14A filed April 29, 2004).

10.14	Triple Net Laboratory Lease, between Sangamo and Point Richmond R&D Associates II, LLC, dated May 23, 1997 (incorporated by reference to Sangamo’s Registration Statement on Form S-1 (Reg. No. 333-30314), as amended).

10.15	First Amendment to Triple Net Laboratory Lease, between Sangamo and Point Richmond R&D Associates II, LLC, dated March 12, 2004 (incorporated by reference to Sangamo’s Annual Report on Form 10-K for the year ended December 31, 2004).

10.16(+)	Separation Agreement and Release between Sangamo and Dr. Casey Case, dated November 18, 2005 (incorporated by reference to Exhibit 99.1 to the Company’s Form 8-K filed November 22, 2005).

10.17	Placement Agency Agreement, dated November 10, 2005, among Sangamo, JMP Securities LLC, Piper Jaffray & Co. and Leerink Swann & Company (incorporated by reference to Exhibit 1.1 to the Company’s Form 8-K filed on November 14, 2005).

10.18††	Research and Commercial Option License Agreement, dated October 5, 2005, between Sangamo and Dow AgroSciences LLC (incorporated by reference to Exhibit 10.23 to the Company’s Annual Report on Form 10-K, filed March 16, 2006).

10.19††	Research, Development and Commercialization Agreement dated October 24, 2006 between Sangamo and Juvenile Diabetes Research Foundation International (incorporated by reference to Exhibit 10.19 to the Company’s Annual Report on Form 10-K, filed March 1, 2007).

10.20	Asset Purchase Agreement dated December 1, 2006 by and between Sangamo and Edwards Lifesciences LLC (incorporated by reference to the Company’s Form 8-K filed on December 28, 2006)

10.21††	Research and License Agreement between Sangamo and Genentech, Inc., dated April 27, 2007 (incorporated by reference to Exhibit 10.1 to the Company’s Annual Report on Form 10-Q, filed August 9, 2007).

10.22	Sales Agreement between Sangamo and Cantor Fitzgerald & Co., dated May 18, 2007 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on May 18, 2007).

10.23†	License Agreement between Sangamo and Sigma-Aldrich Corporation, dated July 10, 2007 (incorporated by reference to Exhibit 10.1 to the Company’s Annual Report on Form 10-Q, filed November 1, 2007).

10.24	Common Stock Purchase Agreement between Sangamo and Sigma-Aldrich Corporation, dated July 10, 2007 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on July 10, 2007).

21.1	Subsidiaries of the Company (incorporated by reference to Exhibit 21.1 to the Company’s Annual Report on Form 10-K, filed March 27, 2003).

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Rule 13a-14(a) Certification of Chief Executive Officer.

Exhibit Number	Description of Document

31.2	Rule 13a-14(a) Certification of Principal Financial Officer.

32.1	Certification Pursuant to 18 U.S.C. Section 1350.

†	Confidential treatment has been granted for certain information contained in this document pursuant to an order of the Securities and Exchange Commission. Such information has been omitted and filed separately with the Securities and Exchange Commission.
††	Confidential treatment has been requested for certain information contained in this document. Such information has been omitted and filed separately with the Securities and Exchange Commission.
(+)	Indicates management contract or compensatory plan or arrangement.