Form 10-Q
period 2008-03-31
SANGAMO BIOSCIENCES INC
filed 2008-05-09
CIK 1001233

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:    Yes  ☑    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐            Accelerated filer  ☑            Non-accelerated filer  ☐            Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☑

As of April 29, 2008, 40,815,404 shares of the issuer’s common stock, par value $0.01 per share, were outstanding.

INDEX

SANGAMO BIOSCIENCES, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)
Condensed Consolidated Balance Sheets at March 31, 2008 and December 31, 2007
Condensed Consolidated Statements of Operations for the Three Months Ended March 31, 2008 and 2007
Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2008 and 2007
Notes to Condensed Consolidated Financial Statements
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

PART 1. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

SANGAMO BIOSCIENCES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	March 31, 2008	December 31, 2007 (1)
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$9,942	$12,275
Marketable securities	63,468	68,813
Interest receivable	169	324
Accounts receivable	613	209
Prepaid expenses	517	497

Total current assets	74,709	82,118
Property and equipment, net	2,021	1,770
Other assets	12	12

Total assets	$76,742	$83,900

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued liabilities	$4,112	$3,538
Accrued compensation and employee benefits	742	1,199
Deferred revenues	3,730	4,944

Total current liabilities	8,584	9,681
Deferred revenues, non-current portion	1,701	2,097

Total liabilities	10,285	11,778

Stockholders’ equity:
Common stock, $0.01 par value; 80,000,000 shares authorized, 40,793,172 and 40,315,368 shares issued and outstanding at March 31, 2008 and December 31, 2007, respectively	408	403
Additional paid-in capital	223,368	221,176
Accumulated deficit	(157,724)	(149,752)
Accumulated other comprehensive income	405	295

Total stockholders’ equity	66,457	72,122

Total liabilities and stockholders’ equity	$76,742	$83,900

(1)	Amounts derived from Audited Consolidated Financial Statements dated December 31, 2007 filed as a part of our 2007 Annual Report on Form 10-K.

See accompanying notes.

SANGAMO BIOSCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three months ended March 31,
	2008	2007
Revenues:
Collaboration agreements	$2,084	$1,150
Research grants	681	272

Total revenues	2,765	1,422
Operating expenses:
Research and development	8,646	5,430
General and administrative	2,927	1,999

Total operating expenses	11,573	7,429

Loss from operations	(8,808)	(6,007)
Interest and other income, net	836	648

Net loss	$(7,972)	$(5,359)

Basic and diluted net loss per share	$(0.20)	$(0.15)

Shares used in computing basic and diluted net loss per share	40,489	35,057

See accompanying notes.

SANGAMO BIOSCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three months ended March 31,
	2008	2007
Operating Activities:
Net loss	$(7,972)	$(5,359)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	115	50
Amortization of premium / discount on investments	(492)	(502)
Realized loss on investments	—	(2)
Stock-based compensation	1,718	543
Changes in operating assets and liabilities:
Interest receivable	155	49
Accounts receivable	(404)	267
Prepaid expenses and other assets	(20)	75
Accounts payable and accrued liabilities	574	(196)
Accrued compensation and employee benefits	(457)	(290)
Deferred revenue	(1,610)	3

Net cash used in operating activities	(8,393)	(5,362)
Investing Activities:
Purchases of investments	(27,302)	(18,753)
Maturities of investments	29,276	22,501
Proceeds from sales of investments	3,973	—
Purchases of property and equipment	(366)	(126)

Net cash provided by investing activities	5,581	3,622
Financing Activities:
Proceeds from issuance of common stock	479	68

Net cash provided by financing activities	479	68
Net decrease in cash and cash equivalents	(2,333)	(1,672)
Cash and cash equivalents, beginning of period	12,275	12,702

Cash and cash equivalents, end of period	$9,942	$11,030

See accompanying notes.

SANGAMO BIOSCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2008

(Unaudited)

NOTE 1-BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Sangamo Biosciences, Inc. (“Sangamo” or the “Company”) have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The condensed consolidated financial statements include the accounts of Sangamo and its wholly-owned subsidiary, Gendaq Limited, after elimination of all material intercompany balances and transactions. Operating results for the three months ended March 31, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008. These financial statements should be read in conjunction with the financial statements and footnotes thereto for the year ended December 31, 2007, included in Sangamo’s Form 10-K as filed with the SEC.

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

STOCK-BASED COMPENSATION

We account for employee stock-based compensation in accordance with FAS 123R. Under the provisions of FAS 123R, employee stock-based compensation is estimated at the date of grant based on the employee stock award’s fair value using the Black-Scholes option-pricing model and is recognized as expense ratably over the requisite service period in a manner similar to other forms of compensation paid to employees. The Black-Scholes option-pricing model requires the use of certain subjective assumptions. The most significant of these assumptions are our estimates of the expected volatility of the market price of our stock and the expected term of the award. We primarily base our determination of expected volatility through our assessment of the historical volatility of our Common Stock. When establishing an estimate of the expected term of an award, we consider the vesting period for the award, our recent historical experience of employee stock option exercises (including forfeitures), and a comparison to relevant peer group data. As required under the accounting rules, we review our valuation assumptions at each grant date and, as a result, our valuation assumptions used to value employee stock-based awards granted in future periods may change.

Employee stock-based compensation expenses recognized in the three-month periods ended March 31, 2008 and 2007 were calculated based on awards ultimately expected to vest and have been reduced for estimated forfeitures. FAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. As a result, stock-based compensation costs recognized in future periods may differ significantly from what we have recognized in the current period.

During 2007, we issued 100,000 restricted stock units under our 2004 Stock Incentive Plan at a grant date fair value of $14.72. These restricted stock units will vest 25% after completion of one year of service and the balance will vest in equal monthly installments over the following thirty-six months of continued service. In accordance with FAS123R, the fair value of the restricted stock units was estimated based upon the closing sales price of the Company’s common stock on the grant date.

The following table shows total stock-based compensation expenses included in the condensed consolidated statement of operations for the three-month periods ended March 31, 2008 and 2007 (in thousands):

	Three months ended March 31,
	2008	2007
Costs and expenses:
Research and development	$856	$347
General and administrative	862	196

Total stock-based compensation expense	$1,718	$543

As of March 31, 2008, total compensation costs related to nonvested stock options to be recognized in future periods were $13.3 million and are expected to be expensed over a weighted average period of 2.98 years, and total compensation costs related to nonvested restricted stock units to be recognized in future periods were $1.3 million and are expected to be expensed over a weighted average period of 3.67 years.

Valuation Assumptions

The weighted–average assumptions used for estimating the fair value of the employee stock options are as follows:

	Three months ended March 31,
	2008	2007
Risk-free interest rate	2.46%	4.58%
Expected life of option	5.20 years	6.25 years
Expected dividend yield of stock	0.0%	0.0%
Expected volatility	0.67	0.93

The weighted–average assumptions used for estimating the fair value of the purchase rights under the 2000 Employee Stock Purchase Plan are as follows:

	Three months ended March 31,
	2008	2007
Risk-free interest rate	3.95-4.95%	3.60-5.1%
Expected life of option	0.5-2 years	0.5-2 yrs
Expected dividend yield of stock	0.0%	0.0%

Stock Option Activity

A summary of stock option activity is as follows:

	Options Outstanding
	Shares Available for Grant of Options	Number of Shares	Weighted- Average Exercise per Share Price	Weighted Average Remaining Contractual Term
				(In Years)
Balance at January 1, 2008	3,191,668	4,750,973	$8.01	7.15
Additional shares authorized	1,209,461	—	—	—
Options granted	(64,500)	64,500	$11.81	—
Options exercised	—	(477,804)	$0.99	—
Options canceled	19,480	(19,480)	$11.46	—

Balance at March 31, 2008	4,356,109	4,318,189	$8.83	7.59

Options exercisable at March 31, 2008		1,972,829	$6.74	5.81

In accordance with our 2004 Stock Incentive Plan, the number of shares authorized for issuance automatically increases on the first trading day of the fiscal year by an amount equal to 3.0 percent of the total number of shares of our common stock outstanding on the last trading day of the preceding year, but in no event shall any such increase exceed 1.75 million shares per year.

There were no shares subject to the Company’s right of repurchase as of March 31, 2008. The intrinsic value of options exercised was $5.5 million and $81,000 for the three months ended March 31, 2008 and 2007, respectively.

The weighted-average estimated fair value per share of options granted during the three months ended March 31, 2008 and 2007 was $6.87 and $5.45, respectively, based upon the assumptions in the Black-Scholes valuation model described above.

The weighted-average estimated fair value per share of employee purchase rights during the three months ended March 31, 2008 and 2007 was $3.13 and $2.17, respectively, based upon the assumptions in the Black-Scholes valuation model described above.

The following table summarizes information with respect to stock options outstanding at March 31, 2008:

	Options Outstanding
Range of Exercise Price	Number of Shares	Weighted Average Remaining Contractual Life
		(In Years)
$ 0.05 – $3.97	467,691	5.71
$ 3.99 – $4.92	507,430	7.13
$ 4.93 – $5.66	432,054	6.70
$ 5.75 – $6.69	204,250	6.12
$ 6.82 – $6.82	450,000	8.70
$ 6.88 – $7.73	474,814	8.51
$ 8.00 – $13.40	285,200	4.75
$13.98 – $13.98	961,250	9.70
$14.00 – $15.03	470,000	7.43
$15.23 – $38.00	65,000	3.17

	4,318,189	7.59

At March 31, 2008, the aggregate intrinsic value of the outstanding and exercisable options was $12.3 million and $8.2 million, respectively.

Sangamo did not grant any stock option to consultants during the three months ended March 31, 2008 and 2007.

RECENT ACCOUNTING PRONOUNCEMENTS

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair-Value Measurements” (“SFAS 157”) which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair-value measurements. The Company adopted SFAS 157 effective January 1, 2008 for all financial assets and liabilities and any other assets and liabilities that are recognized or disclosed at fair value on a recurring basis (see NOTE 5 — FAIR VALUE MEASUREMENT). In accordance with FASB Staff Position 157-2, Effective Date of FASB Statement No. 157 (“FSP 157-2”), for nonfinancial assets and liabilities measured at fair value on a non-recurring basis, SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2008. The Company is currently reviewing the application of SFAS 157 for nonfinancial assets and liabilities measured at fair value on a non-recurring basis and has not yet determined how the adoption of SFAS 157 will impact its condensed consolidated financial statements.

In June 2007, the EITF ratified a consensus on EITF Issue No. 07-3 (EITF 07-3), “Accounting for Non-Refundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities”, which concluded that non-refundable advance payments for goods or services for use in research and development activities should be deferred and recognized as an expense in the period that the related goods are delivered or services performed. The Company has adopted EITF 07-3 effective January 1, 2008, and the adoption had no material impact on our consolidated financial position, results of operations and cash flows.

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

Because Sangamo is in a net loss position, diluted earnings (loss) per share excludes the effects of common stock equivalents consisting of options, which are all antidilutive. Had Sangamo been in a net income position, diluted earnings per share would have included the shares used in the computation of basic net loss per share as well as an additional 1,688,629 shares and 2,387,216 shares for the three months ended 2008 and 2007, respectively, related to outstanding options.

NOTE 3-COMPREHENSIVE LOSS

Comprehensive loss is comprised of net loss and other comprehensive income (loss). Other comprehensive income (loss) includes certain changes in stockholders’ equity that are excluded from net loss, which includes unrealized gains and losses on available-for-sale securities. Comprehensive loss and its components are as follows (in thousands):

	Three months ended March 31,
	2008	2007
Net loss	$(7,972)	$(5,359)
Changes in unrealized gains and losses on securities available-for-sale	110	(2)

Comprehensive loss	$(7,862)	$(5,361)

NOTE 4-MAJOR CUSTOMERS, PARTNERSHIPS AND STRATEGIC ALLIANCES

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

The Research License and Commercial Option Agreement will terminate automatically if DAS fails to exercise its option for a commercial license by the end of the initial three-year research term or September 30, 2008. Following DAS’s exercise of the option and payment of the exercise fee, DAS may terminate the agreement at any time. In addition, each party may terminate the agreement upon an uncured material breach of the other party. In the event of any termination of the agreement, all rights to use our ZFP technology will revert to us, and DAS will no longer be permitted to practice our ZFP technology or to develop or, except in limited circumstances, commercialize any products derived from our ZFP technology. Revenues related to the research license under the DAS agreement are being recognized ratably over the initial three-year research term of the agreement and were $625,000 during both three month periods ended March 31, 2008 and 2007. Revenues attributable to collaborative research and development performed under the agreement were $500,000 during both three month periods ended March 31, 2008 and 2007. Revenues attribute to the achievement of at-risk milestones were $180,000 and $0 during the three months ended March 31, 2008 and 2007, respectively. Related costs and expenses incurred under the agreement were $500,000 during both three month periods ended March 31, 2008 and 2007.

Agreement with Sigma-Aldrich Corporation in Laboratory Research Reagents

In July 2007, we entered into a license agreement with Sigma-Aldrich Corporation (“Sigma”). Under the License Agreement, we are providing Sigma with access to our proprietary ZFP technology and the exclusive right to use the technology to develop and commercialize research reagents products and services in the research field, excluding certain agricultural research uses that Sangamo previously licensed to Dow AgroSciences LLC. Under the agreement, Sangamo and Sigma have agreed to conduct a three-year research program to develop laboratory research reagents using our ZFP technology. In addition, for three years we will assist Sigma in connection with Sigma’s efforts to market and sell services employing our technology in the research field. We will transfer the ZFP manufacturing technology to Sigma or to a mutually agreed-upon contract manufacturer upon Sigma’s request. Prior to the completion of this transfer, we will be responsible for supplying ZFPs for use by Sigma in performing services in the research field. Under the terms of the agreement, Sigma made an initial payment comprising an upfront license fee and the purchase of one million (1,000,000) shares of Sangamo’s common stock under a separate stock purchase agreement, resulting in a total upfront payment to Sangamo of $13.5 million. There were three components to the $13.5 million we received: an equity investment by Sigma in Sangamo common stock valued at $8.55 million, a $3.95 million license fee, and $1.0 million of research funding. Under the License Agreement, we may receive additional research funding of up to $2.0 million, development milestone payments of up to $5.0 million, and commercial milestone payments based on net sales of up to $17.0 million, subject to the continuation of the agreement. During the term of the license agreement Sigma is obligated to pay to Sangamo minimum annual payments, a share of certain revenues received by Sigma from sublicensees, and royalty payments on the sale of licensed products and services. Sigma also has the right to sublicense the ZFP technology for research applications and we will receive 50% of any sublicensing revenues in the first two years and 25% of any sublicensing revenues thereafter. We retain the sole right to use and license our ZFP technology for GMP production purposes, for the production of materials used in or administered to humans, and for any other industrial commercial use. Revenues related to the research license under the Sigma agreement are being recognized ratably over the three-year research term of the agreement and were $329,000 during the three months ended March 31, 2008. Revenues attributable to collaborative research and development performed under the Sigma agreement were $250,000 during the three months ended March 31, 2008. Related costs and expenses incurred under the Sigma agreement were $317,000 during the three months ended March 31, 2008.

Enabling Technology Collaborations in Pharmaceutical Protein Production

We have established several research collaborations in this area. In December 2004, we announced a research collaboration agreement with Pfizer to use our ZFP technology to develop enhanced cell lines for protein pharmaceutical production. The scope of this agreement was expanded in January 2006 and again in January 2007 and provided further research funding from Pfizer to develop additional cell lines for enhanced protein production. Under the terms of the agreement, Pfizer is funding research at Sangamo and Sangamo will provide our proprietary ZFP technology for Pfizer to assess its feasibility for use in mammalian cell-based protein production. We are generating novel cell lines and vector systems for enhanced protein production as well as novel technology for rapid creation of new production cell lines. Revenues attributable to collaborative research and development performed under the Pfizer agreement were $0 and $25,000 during the three months ended March 31, 2008 and 2007, respectively. Related research and development costs and expenses performed under the Pfizer agreement were $36,000 and $134,000 during the three months ended March 31, 2008 and 2007, respectively.

In addition, in April 2007, we established a research and license agreement with Genentech, Inc. (“Genentech”). Under our agreement with Genentech, we are developing, ZFNs capable of making targeted modifications to the genome of Genentech cell lines to generate cell lines with novel characteristics for protein pharmaceutical production purposes. The agreement was expanded to include further ZFNs in February 2008. Genentech paid an upfront fee of $400,000, will pay an ongoing technology access fee, and certain payments upon achievement of specified milestones relating to the research of ZFNs and the development and commercialization of products manufactured using a modified cell line created by our ZFN technology. Revenues attributable to collaborative research and development performed under the Genentech agreement were $50,000 during the three months ended March 31, 2008. Revenues attributable to the achievement of milestones was $150,000 during the three months ended March 31, 2008. Related research and development costs and expenses performed under the Genentech agreement were $31,000 during the three months ended March 31, 2008.

Funding from Research Foundations

The Juvenile Diabetes Research Foundation International

On October 26, 2006, Sangamo announced a partnership with the Juvenile Diabetes Research Foundation International (JDRF) to provide financial support to one of Sangamo’s Phase 2 human clinical studies of SB-509 (SB-509-601), a ZFP TherapeuticTM that is in development for the treatment of diabetic neuropathy. Under the agreement with JDRF and subject to its terms and conditions, including the Company’s achievement of certain milestones associated with the Company’s Phase 2 clinical trial of SB-509 for the treatment of mild to moderate diabetic neuropathy, JDRF will pay the Company an aggregate amount of up to $3.0 million. After the first commercial launch of SB-509 in a major market, JDRF has the right to receive, subject to certain limitations, annual payments from Sangamo, until such time when the total amount paid to JDRF, including payments made on account of certain licensing arrangements, equals three times the amount received by us from JDRF.

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

Through March 31, 2008, we have received $2.5 million. Revenues attributable to research and development performed under the JDRF partnership were $375,000 and $0 during the three months ended March 31, 2008 and 2007, respectively. Related costs and expenses incurred were $1.5 million and $1.2 million during the three months ended March 31, 2008 and 2007, respectively.

The Michael J. Fox Foundation

On January 23, 2007, Sangamo announced a partnership with the Michael J. Fox Foundation (MJFF) to provide financial support of Sangamo’s ZFP TFsTM to activate the expression of glial cell line-derived neurotrophic factor (GDNF) that has shown promise in preclinical testing to slow or stop the progression of Parkinson’s disease. Under the agreement with MJFF and subject to its terms and conditions, MJFF will pay the Company $950,000 over a period of two years. Through March 31, 2008, we have received $679,000. Revenues attributable to research and development performed under the MJFF partnership were $252,000 and $50,000 during the three months ended March 31, 2008 and 2007, respectively. Related costs and expenses incurred under the MJFF partnership were $253,000 and $50,000 during the three months ended March 31, 2008 and 2007, respectively.

NOTE 5-FAIR VALUE MEASUREMENT

We adopted the measurement and disclosure requirements of FASB Statement No. 157 related to financial assets and liabilities effective January 1, 2008. There was no impact from the adoption of Statement No. 157 on the condensed consolidated financial statements. Statement No. 157 establishes a framework for measuring fair value and expands disclosure about fair value measurements. The statement requires fair value measurement be classified and disclosed in one of the following three categories:

Level 1: Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities;

Level 2: Quoted prices in markets that are not active, or inputs which are observable, either directly or indirectly, for substantially the full term of the asset or liability;

Level 3: Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (i.e., supported by little or no market activity).

The following table summarizes our financial instruments as of March 31, 2008 (in thousands):

	March 31, 2008 Fair Value Measurements
	Total	Level 1	Level 2	Level 3
Assets:
Marketable securities:
Commercial paper	$35,385	$—	$35,385	$—
Government agencies	11,036	—	11,036	—
Asset backed securities	10,033	—	10,033	—
Corporate notes	6,002	—	6,002	—
Bank notes	1,012	1,012	—	—

Total	$63,468	$1,012	$62,456	$—

NOTE 6-INCOME TAXES

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

NOTE 7-SUBSEQUENT EVENTS

On April 2, 2008, Sangamo entered into a License Agreement with Open Monoclonal Technology, Inc. (“OMT”), pursuant to which Sangamo will grant a royalty-bearing, non-exclusive, sublicensable worldwide license to OMT for the commercial use of a transgenic animal generated using Sangamo’s ZFP technology.

In consideration of the license and rights granted to OMT, OMT will pay Sangamo an upfront license fee, payments upon the achievement of certain clinical development milestones, a share of payments received by OMT from sublicensees, and royalties on sales of any products developed using Sangamo’s ZFP technology. For any given OMT Product, OMT has the right to buy out its future royalty payment obligations under the agreement by paying a lump sum fee to Sangamo.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The discussion in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contains trend analysis, estimates and other forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements include, without limitation, statements containing the words “believes,” “anticipates,” “expects,” “continue,” and other words of similar import or the negative of those terms or expressions. Such forward-looking statements are subject to known and unknown risks, uncertainties, estimates and other factors that may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Actual results could differ materially from those set forth in such forward-looking statements as a result of, but not limited to, the “Risk Factors” described below. You should read the following discussion and analysis along with the financial statements and notes attached to those statements included elsewhere in this report and in our annual report on Form 10-K for the year ended December 31, 2007 as filed with the Securities and Exchange Commission on March 3, 2008.

Overview

We were incorporated in June 1995. From our inception through March 31, 2008, our activities related primarily to establishing and operating a biotechnology research and development organization and developing relationships with our corporate collaborators. Our scientific and business development endeavors currently focus on the engineering of novel zinc finger DNA-binding proteins (ZFPs) for the regulation and modification of genes. We have incurred net losses since inception and expect to incur losses in the future as we continue our research and development activities. To date, we have funded our operations primarily through the issuance of equity securities, borrowings, payments from research grants and from corporate collaborators and strategic partners. As of March 31, 2008, we had an accumulated deficit of $157.7 million.

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

We have continued to place more emphasis on higher-value therapeutic product development and related strategic partnerships and less emphasis on our Enabling Technology collaborations. We believe this shift in emphasis has the potential to increase the return on investment to our stockholders by allocating capital resources to higher value, therapeutic product development activities. At the same time, it may reduce our revenues over the next several years and subject us to higher financial risk by increasing expenses associated with product development. We filed an Investigational New Drug (IND) application with the U.S. Food and Drug Administration (FDA) and have initiated three Phase 2 clinical trials of a ZFP Therapeutic in patients with diabetic neuropathy. Development of novel therapeutic products is costly and is subject to a lengthy and uncertain regulatory process by the FDA. Our future products are gene-based therapeutics. Adverse events in both our own clinical program and other programs may have a negative impact on regulatory approval, the willingness of potential commercial partners to enter into agreements and the perception of the public.

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

RESULTS OF OPERATIONS

Three months ended March 31, 2008 and 2007

Revenues

	Three months ended March 31,
	(in thousands, except percentage values)
	2008	2007	Change	%
Revenues:
Collaboration agreements	$2,084	$1,150	$934	81%
Research grants	681	272	409	150%

Total revenues	$2,765	$1,422	$1,343	94%

Total revenues consist of revenues from collaboration agreements, strategic partnerships and research grants. Revenues from our corporate collaboration and strategic partnering agreements were $2.1 million for the three months ended March 31, 2008, compared to $1.2 million in the corresponding period in 2007. The increase in collaboration agreements was principally attributable to revenues of $579,000 in connection with our laboratory research reagents license agreement with Sigma-Aldrich Corporation (“Sigma”), revenues of $200,000 in connection with our research and license agreement with Genentech, Inc. (“Genentech”) and increased revenues of $180,000 in connection with our research license and commercial option agreement with Dow AgroSciences LLC (“DAS”), partially offset by decreased revenues of $25,000 from Pfizer. Research grant revenues were $681,000 for the three months ended March 31, 2008, compared to $272,000 in the corresponding period in 2007. The increase in research grant revenues was principally due to revenues of $375,000 in connection with our grant from the Juvenile Diabetes Research Foundation (“JDRF”) and increased revenues of $200,000 related to the Michael J. Fox Foundation (“MJFF”) grant, partially offset by decreased revenues of $200,000 in connection with our Advanced Technical Program grant awarded by the National Institute of Standards and Technology. We anticipate continued revenues from collaboration agreements, and we have applied for, and plan to continue to apply for research grants in the future to support the development of applications of our technology platform. Although we have negotiated collaboration agreements and received research grants in the past, we cannot assure that these efforts will be successful in the future.

Operating Expenses

	Three months ended March 31,
	(in thousands, except percentage values)
	2008	2007	Change	%
Operating Expenses:
Research and development	$8,646	$5,430	$3,216	59%
General and administrative	2,927	1,999	928	46%

Total expenses	$11,573	$7,429	$4,144	56%

Research and development

Research and development expenses consist primarily of salaries and related personnel expenses, stock-based compensation expense, laboratory supplies, pre-clinical and clinical studies, manufacturing costs, allocated facilities costs, subcontracted research expenses and expenses for trademark registration and technology licenses. We expect to continue to devote substantial resources to research and development in the future and expect research and development expenses to increase in the next several years if we are successful in advancing our ZFP Therapeutic product candidates into clinical trials. To the extent we collaborate with others with respect to clinical trials, increases in research and development expenses may be reduced or avoided.

Research and development expenses were $8.6 million for the three months ended March 31, 2008, compared to $5.4 million in the corresponding period in 2007. The increase in research and development expenses was primarily attributable to increased pre-clinical and clinical studies and manufacturing expenses of $1.7 million, primarily associated with our diabetic neuropathy program, and increased salaries and personnel related expenses of $781,000, including stock-based compensation expenses of $511,000. The increase in stock-based compensation was due to increased grant activity, higher Black-Scholes value per share and a lower estimated forfeiture rate which the Company believes is more representative of its historical experience. Consulting expenses increased by $321,000 primarily in support of our diabetic neuropathy program, facility-related expenses increased by $228,000 primarily due to the Company leasing additional space and increased headcount, and licensing expenses increased by $109,000 primarily due to increased royalty payments.

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

General and administrative expenses were $2.9 million for the three months ended March 31, 2008, compared to $2.0 million in the corresponding period in 2007. This increase is attributable to increased salaries and personnel related expenses of $901,000, including stock-based compensation expenses of $666,000. The increase in stock-based compensation was due to increased grant activity, higher Black-Scholes value per share and a lower estimated forfeiture rate as noted above.

Interest and Other Income, net

	Three months ended March 31,
	(in thousands, except percentage values)
	2008	2007	Change	%
Interest and other income, net	$836	$648	$188	29%

Interest and other income, net, was $836,000 for the three months ended March 31, 2008, compared to $648,000 in the corresponding period in 2007. The increase was primarily related to higher average investment balances during the quarter ended March 31, 2008.

Liquidity and Capital Resources

Since inception, we have financed our operations primarily through the sale of equity securities, payments from corporate collaborators, research grants and financing activities such as a bank line of credit. As of March 31, 2008, we had cash, cash equivalents, short-term investments and interest receivable totaling $73.6 million.

Net cash used in operating activities was $8.4 million for the three months ended March 31, 2008. Net cash used in operating activities consisted of the net loss for the three-month period of $8.0 million, a net change of $1.8 million in operating assets and liabilities, partially offset by non-cash charges of $1.3 million. The net decrease in operating liabilities of $1.5 million was principally comprised of decreases in deferred revenues of $1.6 million and accrued compensation and employee benefits of $457,000, partially offset by an increase of $574,000 in accounts payable and accrued liabilities. The net increase in operating assets of $269,000 was principally comprised of increased accounts receivable balances of $404,000, partially offset by decreased interest receivable balances of $155,000. The non-cash charges included $1.7 million related to stock-based compensation and $115,000 related to depreciation and amortization, partially offset by amortization of premium / discount on investments of $492,000. Net cash used in operating activities was $5.4 million for the three months ended March 31, 2007. Net cash used in operating activities consisted primarily of the net loss for the three month period of $5.4 million and a net change of $92,000 in operating assets and liabilities, partially offset by non-cash charges of $89,000. The net decrease in operating liabilities of $483,000 was principally comprised of decreases in accrued compensation and employee benefits of $290,000 and accounts payable and accrued liabilities of $196,000. The net decrease in operating assets of $391,000 was principally comprised of decreased accounts receivable balances of $267,000, prepaid expenses and other assets of $75,000 and interest receivable of $49,000. The non-cash charges included $543,000 related to stock-based compensation and $50,000 related to depreciation and amortization, partially offset by amortization of premium / discount on investments of $502,000.

Net cash provided by investing activities was $5.6 million for the three months ended March 31, 2008 and was comprised of cash proceeds associated with maturities of investments of $29.3 million and proceeds from sales of investments of $4.0 million, partially offset by cash used to purchase investments and fixed assets of $27.3 million and $366,000, respectively. Net cash provided by investing activities was $3.6 million for the three months ended March 31, 2007 and was comprised of cash proceeds associated with maturities of investments of $22.5 million, partially offset by cash used to purchase investments and fixed assets of $18.8 million and $126,000, respectively.

Net cash provided by financing activities for the three-month periods ended March 31, 2008 and 2007 was $479,000 and $68,000, respectively. Proceeds from both years were solely related to proceeds from the issuance of common stock related to stock option exercises.

While we expect our rate of cash usage to increase in the future, in particular to support our product development endeavors, we believe that the available cash resources, funds received from corporate collaborators, strategic partners and research grants will be sufficient to finance our operations through 2009. We may need to raise additional capital to fund our ZFP Therapeutic development activities. Additional capital may not be available in terms acceptable to us, or at all. If adequate funds are not available, our business, and our ability to develop our technology and our ZFP Therapeutic products, would be harmed.

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

Our market risks at March 31, 2008 have not changed materially from those discussed in Item 7A of our Form 10-K for the year ended December 31, 2007 on file with the Securities and Exchange Commission.

ITEM 4.	CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Principal Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Principal Financial Officer concluded that the Company’s disclosure controls and procedures as of the end of the period covered by this report were functioning effectively to provide reasonable assurance that the information required to be disclosed by the Company in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Principal Financial Officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

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

The loss of any future strategic partnering agreements would not only delay or terminate the potential development or commercialization of products we may derive from our technologies, but it may also delay or terminate our ability to test ZFP therapeutic candidates for specific genes. If any strategic partner fails to conduct the collaborative activities successfully and in a timely manner, the preclinical or clinical development or commercialization of the affected product candidates or research programs could be delayed or terminated.

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

In order to regulate or modify a gene in a cell, the ZFP TF or ZFN must be efficiently delivered to the cell. We have licensed certain gene transfer technologies for use with our Enabling Technologies, which are ZFP TFs and ZFNs used in pharmaceutical discovery research and protein production. We are evaluating these systems and other technologies that may need to be used in the delivery of ZFP TFs or ZFNs into cells for in vitro and in vivo applications, including ZFP Therapeutics. However, we may not be able to license the gene transfer technologies required to develop and commercialize our ZFP Therapeutics. We have not developed our own gene transfer technologies, and we rely on our ability to enter into license agreements to provide us with rights to the necessary gene transfer technology. The inability to obtain a license to use gene transfer technologies with entities which own such technology on reasonable commercial terms, if at all, could delay or prevent the preclinical evaluation, clinical testing, and/or commercialization of our therapeutic product candidates.

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

Our stock price is also influenced by public perception of gene therapy and government regulation of potential products.

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

We began operations in 1995 and are in the early phases of ZFP Therapeutic product development. We have incurred significant losses and our net losses for the past three fiscal years ended 2007, 2006 and 2005 were $21.5 million, $17.9 million and $13.3 million, respectively. To date, our revenues have been generated from strategic partners, Enabling Technology collaborations, and federal government and research foundation grants. Since 2005, we have placed significant emphasis on higher-value therapeutic product development and related strategic partnerships. This shift in emphasis has the potential to increase the return on investment to our stockholders by allocating capital resources to higher value, therapeutic product development activities. At the same time, it increases our financial risk by increasing expenses associated with product development. In addition, the preclinical or clinical failure of any single product, such as our Phase 2 clinical trials of SB-509, may have a significant effect on the actual or perceived value of our shares. Our business is subject to all of the risks inherent in the development of a new technology, which included the need to:

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

We have generated operating losses since we began operations in 1995. The extent of our future losses and the timing of profitability are uncertain, and we expect to incur losses for the foreseeable future. We have been engaged in developing our ZFP TF technology since inception, which has and will continue to require significant research and development expenditures. In July 2007, we completed a registered direct offering to institutional investors for a total of 3,278,689 shares of common stock, at a price of $9.15 per share, resulting in net proceeds to us of $28.0 million. Also in July 2007, we entered into a license agreement and a related stock purchase agreement with Sigma-Aldrich Corporation (“Sigma”) under which we sold to Sigma 1.0 million shares of Sangamo’s common stock valued at $8.55 million. In June 2006, in an underwritten public offering and pursuant to an effective registration statement, we sold 3,100,000 shares of common stock at a public offering price of $6.75 per share, resulting in net proceeds of approximately $20.2 million. In November 2005, we completed a registered direct offering to institutional and strategic investors for a total of 5,080,000 shares of common stock at a price of $3.85 per share to the investors, resulting in net proceeds to Sangamo of approximately $18.2 million. To date, we have generated all other revenue from strategic partnering agreements, Enabling Technology collaborations, federal government research grants and grants awarded by research foundations. As of March 31, 2008, we had an accumulated deficit of approximately $157.7 million. We expect to incur losses for the foreseeable future. These losses will increase as we expand and extend our research and development activities into human therapeutic product development. If the time required to generate significant product revenues and achieve profitability is longer than we currently anticipate or if we are unable to generate liquidity through equity financing, we may not be able to sustain our operations.

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

During the quarter ended March 31, 2008, our common stock price ranged from a low of $8.83 to high of $13.37. During the past two years, our common stock price has fluctuated significantly, ranging from a low of $6.22 to a high of $19.08 during the year ended December 31, 2007, and a low of $4.10 to a high of $8.00 during the year ended December 31, 2006. Volatility in our common stock could cause stockholders to incur substantial losses. An active public market for our common stock may not be sustained, and the market price of our common stock may continue to be highly volatile. The market price of our common stock has fluctuated significantly in response to the following factors, some of which are beyond our control:

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

We have a relatively low volume of daily trades in our common stock on the Nasdaq Global Market. For example, the average daily trading volume in our common stock on the Nasdaq Global Market over the ten-day trading period prior to May 2, 2008 was approximately 361,930 shares per day. Any large transactions in our common stock may be difficult to conduct and may cause significant fluctuations in the price of our common stock.

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

We are a small company with 81 full-time employees as of May 1, 2008 and our success depends on our continued ability to attract, retain, and motivate highly qualified management and scientific personnel and our ability to develop and maintain important relationships with leading research and academic institutions and scientists. Competition for personnel and academic and other research collaborations is intense. The success of our technology development programs depends on our ability to attract and retain highly trained personnel. We have experienced a rate of employee turnover that we believe is typical of emerging biotechnology companies. If we lose the services of personnel with the necessary skills, it could significantly impede the achievement of our research and development objectives. We are not presently aware of any plans of specific employees to retire or otherwise leave the company. If we fail to negotiate additional acceptable collaborations with academic and other research institutions and scientists, or if our existing collaborations are unsuccessful, our ZFP Therapeutic development programs may be delayed or may not succeed.

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

We work with scientific advisors and collaborators at academic research institutions. These scientists are not our employees and may have other commitments that would limit their availability to us. Although our scientific advisors generally agree not to do competing work, if a conflict of interest between their work for us and their work for another entity arises, we may lose their services. Although our scientific advisors and academic collaborators sign agreements not to disclose our confidential information, it is possible that some of our valuable proprietary knowledge may become publicly known through them, which may cause competitive harm to our business.

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

The interest of management could conflict with the interest of our other stockholders. Our executive officers and directors beneficially own, in the aggregate, approximately 13% of our outstanding common stock as of March 17, 2008. As a result, these stockholders, if they choose to act together, may have a material impact on all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This could have the effect of delaying or preventing a change of control of Sangamo, which in turn could reduce the market price of our stock.

ITEM 6.	EXHIBITS

(a) Exhibits:

10.1 (+)	Second Research and License Agreement dated as of February 27, 2008 between Genentech, Inc., and Sangamo BioSciences, Inc.

10.2 (+)	Letter Agreement dated February 25, 2008 between Sigma-Aldrich Corporation and Sangamo BioSciences, Inc.

31.1	Rule 13a — 14(a) Certification by President and Chief Executive Officer

31.2	Rule 13a — 14(a) Certification by Principal Financial and Accounting Officer

32.1	Certification Pursuant to 18 U.S.C. Section 1350.

(+)	Confidential treatment has been requested for certain information contained in this document. Such information has been omitted and filed separately with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SANGAMO BIOSCIENCES, INC. Dated: May 9, 2008

/s/ H. Ward Wolff
H. Ward Wolff
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)