Form 10-Q
period 2008-06-30
SANGAMO BIOSCIENCES INC
filed 2008-08-07
CIK 1001233

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

As of July 31, 2008, 40,901,795 shares of the issuer’s common stock, par value $0.01 per share, were outstanding.

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

PART 1. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

SANGAMO BIOSCIENCES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	June 30, 2008	December 31, 2007 (1)
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$8,658	$12,275
Marketable securities	55,389	68,813
Interest receivable	248	324
Accounts receivable	8,978	209
Prepaid expenses	587	497

Total current assets	73,860	82,118
Property and equipment, net	2,062	1,770
Other assets	12	12

Total assets	$75,934	$83,900

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued liabilities	$2,611	$3,538
Accrued compensation and employee benefits	841	1,199
Deferred revenues	9,067	4,944

Total current liabilities	12,519	9,681
Deferred revenues, non-current portion	2,802	2,097

Total liabilities	15,321	11,778

Stockholders’ equity:
Common stock, $0.01 par value; 80,000,000 shares authorized, 40,891,889 and 40,315,368 shares issued and outstanding at June 30, 2008 and December 31, 2007, respectively	409	403
Additional paid-in capital	225,194	221,176
Accumulated deficit	(165,140)	(149,752)
Accumulated other comprehensive income	150	295

Total stockholders’ equity	60,613	72,122

Total liabilities and stockholders’ equity	$75,934	$83,900

(1)	Amounts derived from Audited Consolidated Financial Statements dated December 31, 2007 filed as a part of our 2007 Annual Report on Form 10-K.

See accompanying notes.

SANGAMO BIOSCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Revenues:
Collaboration agreements	$2,378	$1,461	$4,462	$2,611
Research grants	464	1,123	1,145	1,395

Total revenues	2,842	2,584	5,607	4,006
Operating expenses:
Research and development	8,286	6,309	16,929	11,739
General and administrative	2,545	2,113	5,472	4,112

Total operating expenses	10,831	8,422	22,401	15,851

Loss from operations	(7,989)	(5,838)	(16,794)	(11,845)
Interest and other income, net	570	657	1,406	1,305

Net loss	$(7,419)	$(5,181)	$(15,388)	$(10,540)

Basic and diluted net loss per share	$(0.18)	$(0.15)	$(0.38)	$(0.30)

Shares used in computing basic and diluted net loss per share	40,858	35,136	40,673	35,097

See accompanying notes.

SANGAMO BIOSCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six months ended June 30,
	2008	2007
Operating Activities:
Net loss	$(15,388)	$(10,540)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	244	110
Amortization of premium / (discount) on investments	(776)	(953)
Realized loss on investments	—	16
Stock-based compensation	2,990	1,074
Changes in operating assets and liabilities:
Interest receivable	76	37
Accounts receivable	(8,769)	327
Prepaid expenses and other assets	(90)	(415)
Accounts payable and accrued liabilities	(927)	1,042
Accrued compensation and employee benefits	(358)	(234)
Deferred revenue	4,828	(881)

Net cash used in operating activities	(18,170)	(10,417)

Investing Activities:
Purchases of investments	(41,047)	(36,375)
Maturities of investments	51,125	43,651
Proceeds from sales of investments	3,975	—
Purchases of property and equipment	(534)	(568)

Net cash provided by investing activities	13,519	6,708

Financing Activities:
Proceeds from issuance of common stock	1,034	679

Net cash provided by financing activities	1,034	679

Net decrease in cash and cash equivalents	(3,617)	(3,030)
Cash and cash equivalents, beginning of period	12,275	12,702

Cash and cash equivalents, end of period	$8,658	$9,672

See accompanying notes.

SANGAMO BIOSCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2008

(Unaudited)

NOTE 1-BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Sangamo Biosciences, Inc. (“Sangamo” or the “Company”) have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The condensed consolidated financial statements include the accounts of Sangamo and its wholly-owned subsidiary, Gendaq Limited, after elimination of all material intercompany balances and transactions. Operating results for the three and six months ended June 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008. These financial statements should be read in conjunction with the financial statements and footnotes thereto for the year ended December 31, 2007, included in Sangamo’s Form 10-K as filed with the SEC.

USE OF ESTIMATES AND CLASSIFICATIONS

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. Actual results could differ from those estimates.

STOCK-BASED COMPENSATION

The following table shows total stock-based compensation expenses included in the condensed consolidated statement of operations for the three-month and six-month periods ended June 30, 2008 and 2007 (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Costs and expenses:
Research and development	$678	$328	$1,534	$676
General and administrative	594	202	1,456	398

Total stock-based compensation expense	$1,272	$530	$2,990	$1,074

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

In June 2007, the Emerging Issues Task Force (“EITF”) ratified a consensus on EITF Issue No. 07-3 (EITF 07-3), “Accounting for Non-Refundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities”, which concluded that non-refundable advance payments for goods or services for use in research and development activities should be deferred and recognized as an expense in the period that the related goods are delivered or services performed. The Company has adopted EITF 07-3 effective January 1, 2008, and the adoption had no material impact on our consolidated financial position, results of operations and cash flows.

In November 2007, the EITF ratified a consensus on EITF Issue No. 07-1 (EITF 07-1), “Accounting for Collaborative Arrangements”, which requires participants in a collaboration to make separate disclosures regarding the nature and purpose of an arrangement, their rights and obligations under the arrangement, the accounting policy for the arrangement and the income statement classification and amounts arising from the arrangement between participants for each period an income statement is presented. EITF 07-1 is effective for us beginning in the first quarter of fiscal year 2009. We are currently evaluating the impact of the provisions of EITF 07-1 on our financial position, results of operations and cash flows and therefore, the impact of the adoption is unknown at this time.

NOTE 2-BASIC AND DILUTED NET LOSS PER SHARE

Basic earnings (loss) per share is calculated based on the weighted average number of shares of common stock outstanding during the period. There are potential dilutive shares of common stock resulting from the assumed exercise of outstanding stock options and equivalents.

Because Sangamo is in a net loss position, diluted earnings (loss) per share excludes the effects of common stock equivalents consisting of options, which are all antidilutive. Had Sangamo been in a net income position, diluted earnings per share would have included the shares used in the computation of basic net loss per share as well as an additional 1,820,960 shares and 2,324,731 shares for the six months ended June 30 2008 and 2007, respectively, related to outstanding options.

NOTE 3-COMPREHENSIVE LOSS

Comprehensive loss is comprised of net loss and other comprehensive income (loss). Other comprehensive income (loss) includes certain changes in stockholders’ equity that are excluded from net loss, which includes unrealized gains and losses on available-for-sale securities. Comprehensive loss and its components are as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Net loss	$(7,419)	$(5,181)	$(15,388)	$(10,540)
Changes in unrealized gain (loss) on securities available-for-sale	(255)	18	(145)	16

Comprehensive loss	$(7,674)	$(5,163)	$(15,533)	$(10,524)

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

Pursuant to the Research License and Commercial Option Agreement, DAS made an initial cash payment to us of $7.5 million. In November 2005, the Company sold approximately 1.0 million shares of common stock to DAS at a price of $3.85 per share, resulting in proceeds of $3.9 million. Our agreement with DAS provided for an initial three-year research term during which DAS agreed to pay Sangamo $6.0 million in research funding over the three-year period and make additional payments of up to $4.0 million in research milestone payments during this same period, depending on the success of the research program. We have agreed to supply DAS and its sublicensees with ZFP TFs and/or ZFNs for both research and commercial use over the initial three year period of the agreement. On exercise of the option to obtain a commercial license, DAS may request that we transfer, at DAS’s expense, the ZFP manufacturing technology to DAS or to a mutually agreed-upon contract manufacturer.

In June 2008, DAS exercised their option under the agreement to obtain a commercial license to sell products incorporating or derived from plant cells generated using our ZFP technology, including agricultural crops, industrial products and plant-derived biopharmaceuticals. The exercise of the option triggers a one-time commercial license fee of $6.0 million, payment of the remaining portion of the $4.0 million in research milestones, minimum annual sublicensing payments totaling to up to $25.3 million over 11 years, development and commercialization milestone payments for each product, and royalties on sales of products. Furthermore, DAS will have the right to sublicense our ZFP technology to third parties for use in plant cells, plants, or plant cell cultures, and we will be entitled to 25% of any cash consideration received by DAS under such sublicenses. The research program may be extended beyond the initial three-year research term and DAS will provide additional research funding.

Following its exercise of the option and payment of the license fee, DAS may terminate the agreement at any time. In addition, each party may terminate the agreement upon an uncured material breach of the other party. In the event of any termination of the agreement, all rights to use our ZFP technology will revert to us, and DAS will no longer be permitted to practice our ZFP technology or to develop or, except in limited circumstances, commercialize any products derived from our ZFP technology.

In connection with the future payments for the commercial license of $6.0 million, and the remaining research milestones of $2.3 million, we will recognize such revenue ratably over the period from option exercise through September 30, 2009, which reflects the estimated timing over which the ZFP manufacturing technology transfer will occur, as well as the period over which Sangamo will be compensated by DAS for additional research services. Revenues under the agreement were $1.7 million and $1.4 million during the three months ended June 30, 2008 and 2007, respectively, and $3.0 million and $2.6 million during the six months ended June 30, 2008 and 2007, respectively. Related costs and expenses incurred under the agreement were $500,000 during the three months ended June 30, 2008 and 2007, respectively, and $1.0 million during the six months ended June 30, 2008 and 2007, respectively.

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

Revenues related to the research license under the Sigma agreement are being recognized ratably over the three-year research term of the agreement and were $329,000 and $658,000 during the three and six months ended June 30, 2008, respectively. Revenues attributable to collaborative research and development performed under the Sigma agreement were $250,000 and $500,000 during the three and six months ended June 30, 2008, respectively. Related costs and expenses incurred under the Sigma agreement were $322,000 and $639,000 during the three months and six months ended June 30, 2008, respectively.

Enabling Technology Collaborations

Pharmaceutical Protein Production

We have established several research collaborations in this area. In December 2004, we announced a research collaboration agreement with Pfizer to use our ZFP technology to develop enhanced cell lines for protein pharmaceutical production. The scope of this agreement was expanded in January 2006 and again in January 2007 and provided further research funding from Pfizer to develop additional cell lines for enhanced protein production. Under the terms of the agreement, Pfizer is funding research at Sangamo and Sangamo will provide our proprietary ZFP technology for Pfizer to assess its feasibility for use in mammalian cell-based protein production. We are generating novel cell lines and vector systems for enhanced protein production as well as novel technology for rapid creation of new production cell lines. Revenues attributable to collaborative research and development performed under the Pfizer agreement were $0 and $25,000 during the three months ended June 30, 2008 and 2007, respectively, and $0 and $50,000 during six months ended June 30, 2008 and 2007, respectively. Related research and development costs and expenses performed under the Pfizer agreement were $23,000 and $113,000 during the three months ended June 30, 2008 and 2007, respectively, and $60,000 and $247,000 during the six months ended June 30, 2008 and 2007, respectively.

In addition, in April 2007, we established a research and license agreement with Genentech, Inc. (“Genentech”). Under our agreement with Genentech, we are developing ZFNs for targeted genome modification to generate cell lines with novel characteristics for protein pharmaceutical production purposes. The agreement was expanded to include further ZFNs in February 2008. Genentech paid an upfront fee of $400,000, will pay an ongoing technology access fee, and certain payments upon achievement of specified milestones relating to the research of ZFNs and the development and commercialization of products manufactured using a modified cell line created by our ZFN technology. Revenues attributable to collaborative research and development performed under the Genentech agreement were $64,000 and $21,000 during the three months ended June 30, 2008 and 2007, respectively, and $264,000 and $21,000 during six months ended June 30, 2008 and 2007, respectively. Revenues attributable to the achievement of milestones were $150,000 during both the three and six months ended June 30, 2008. Related research and development costs and expenses performed under the Genentech agreement were $22,000 and $19,000 during the three months ended June 30, 2008 and 2007, respectively, and $54,000 and $19,000 during the six months ended June 30, 2008 and 2007, respectively.

Transgenic Animals

On April 2, 2008, we entered into a License Agreement with Open Monoclonal Technology, Inc. (“OMT”). Under the agreement we have granted OMT a royalty-bearing, non-exclusive, sublicensable worldwide license to for the commercial use of a transgenic animal generated using o ZFP technology. We will receive an upfront license fee, payments upon the achievement of certain clinical development milestones, a share of payments received by OMT from sublicensees, and royalties on sales of any products developed using Sangamo’s ZFP technology. For any given OMT product, OMT has the right to buy out its future royalty payment obligations under the agreement by paying a lump sum fee to Sangamo.

Funding from Research Foundations

The Juvenile Diabetes Research Foundation International

In October 2006, Sangamo announced a partnership with the Juvenile Diabetes Research Foundation International (“JDRF”) to provide financial support to one of Sangamo’s Phase 2 human clinical studies of SB-509 (SB-509-601), a ZFP TherapeuticTM that is in development for the treatment of diabetic neuropathy. Under the agreement with JDRF and subject to its terms and conditions, including the Company’s achievement of certain milestones associated with the Company’s Phase 2 clinical trial of SB-509 for the treatment of mild to moderate diabetic neuropathy, JDRF will pay the Company an aggregate amount of up to $3.0 million. After the first commercial launch of SB-509 in a major market, JDRF has the right to receive, subject to certain limitations, annual payments from Sangamo, until such time when the total amount paid to JDRF, including payments made on account of certain licensing arrangements, equals three times the amount received by us from JDRF.

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

Through June 30, 2008, we have received $2.5 million from JDRF since inception of the partnership. Revenues attributable to research and development performed under the JDRF partnership were $375,000 and $830,000 during the three months ended June 30, 2008 and 2007, respectively, and $750,000 and $830,000 during the six months ended June 30, 2008 and 2007, respectively. Related costs and expenses incurred were $1.1 million and $764,000 during the three months ended June 30, 2008 and 2007, respectively, and $2.6 million and $2.0 million during the six months ended June 30, 2008 and 2007, respectively.

The Michael J. Fox Foundation for Parkinson’s Research

In January 2007, Sangamo announced a partnership with the Michael J. Fox Foundation (“MJFF”) to provide financial support of Sangamo’s ZFP TFsTM to activate the expression of glial cell line-derived neurotrophic factor (GDNF) that has shown promise in preclinical testing to slow or stop the progression of Parkinson’s disease. Under the agreement with MJFF and subject to its terms and conditions, MJFF will pay the Company $950,000 over a period of two years. Through June 30, 2008, we have received $679,000 from MJFF since inception of the partnership. Revenues attributable to research and development performed under the MJFF partnership were $30,000 and $134,000 during the three months ended June 30, 2008 and 2007, respectively, and $282,000 and $184,000 during the six months ended June 30, 2008 and 2007, respectively. Related costs and expenses incurred under the MJFF partnership were $124,000 and $134,000 during the three months ended June 30, 2008 and 2007, respectively, and $377,000 and $184,000 during the six months ended June 30, 2008 and 2007, respectively.

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

The following table summarizes our financial instruments as of June 30, 2008 (in thousands):

	June 30, 2008 Fair Value Measurements
	Total	Level 1	Level 2	Level 3
Assets:
Marketable securities:
Commercial paper	$24,411	$—	$24,411	$—
Government agencies	19,550	—	19,550	—
Asset backed securities	4,425	—	4,425	—
Corporate notes	5,996	—	5,996	—
Bank bonds	1,007	1,007	—	—

Total	$55,389	$1,007	$54,382	$—

NOTE 6-INCOME TAXES

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

NOTE 7-SUBSEQUENT EVENTS

On July 2, 2008, we entered into a Research and License Agreement (the “Agreement”) with F. Hoffmann–La Roche Ltd and Hoffmann-La Roche Inc. (“Roche”). During an initial research term, we will provide Roche with access to aspects of our proprietary zinc-finger nuclease (ZFN) technology for the targeted modification of a specified gene in a specified species in order to generate ZFN-modified cell lines and animals for research purposes. In addition, Roche has an option to receive an exclusive, worldwide license to use such animals in the production of therapeutic and diagnostic products.

In consideration for the rights and licenses granted to Roche, as well as our efforts in generating the specific ZFN materials provided to Roche, Roche will pay us an initial research event fee, a payment upon delivery of such ZFN materials, and ongoing research maintenance fees during the research term. In the event that Roche exercises its option to receive a commercial license, Roche will pay us an option exercise fee, payments upon the achievement of certain clinical development milestones relating to products produced under such commercial license, and royalties on sales of such products.

We have an existing agreement with Sigma to develop and commercialize research reagents and services and Sigma has the exclusive right to offer certain services involving our ZFN technology that are covered under the research agreement with Roche. Notwithstanding this exclusive right, Sigma has agreed that we may directly offer the ZFN-related services to Roche under the research agreement and will in return receive a share of certain payments made to us.

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

Overview

We were incorporated in June 1995. From our inception through June 30, 2008, our activities related primarily to establishing and operating a biotechnology research and development organization and developing relationships with our corporate collaborators. Our scientific and business development endeavors currently focus on the engineering of novel zinc finger DNA-binding proteins (ZFPs) for the regulation and modification of genes. We have incurred net losses since inception and expect to incur losses in the future as we continue our research and development activities. To date, we have funded our operations primarily through the issuance of equity securities, borrowings, payments from research grants and from corporate collaborators and strategic partners. As of June 30, 2008, we had an accumulated deficit of $165.1 million.

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

Research and development expenses consist primarily of salaries and personnel expenses, pre-clinical and clinical studies, laboratory supplies, stock-based compensation expenses, allocated facilities costs, subcontracted research expenses, and expenses for technology licenses. Research and development costs incurred in connection with collaborator-funded activities are expensed as incurred. Costs to acquire technologies that are utilized in research and development and that have no alternative future use are expensed as incurred. We believe that continued investment in research and development is critical to attaining our strategic objectives. We expect these expenses will increase significantly as we focus increasingly on development of ZFP Therapeutics. Additionally, in order to develop ZFP TFs and ZFNs as commercially relevant therapeutics, we expect to expend additional resources for expertise in the manufacturing, regulatory affairs and clinical research aspects of biotherapeutic development.

General and administrative expenses consist primarily of salaries and personnel expenses for executive, finance and administrative personnel, professional fees, patent prosecution expenses, allocated facilities costs and other general corporate expenses. As we pursue commercial development of our therapeutic leads we expect the business aspects of the Company to become more complex. We may be required in the future to add personnel and incur additional costs related to the maturity of our business.

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

RESULTS OF OPERATIONS

Three months and six months ended June 30, 2008 and 2007

Revenues

	Three months ended June 30,				Six months ended June 30,
	(in thousands, except percentage values)				(in thousands, except percentage values)
	2008	2007	Change	%	2008	2007	Change	%
Revenues:
Collaboration agreements	$2,378	$1,461	$917	63%	$4,462	$2,611	$1,851	71%
Research grants	464	1,123	(659)	(59%)	1,145	1,395	(250)	(18%)

Total revenues	$2,842	$2,584	$258	(10%)	$5,607	$4,006	$1,601	40%

Total revenues consist of revenues from collaboration agreements, strategic partnerships and research grants.

Revenues from our corporate collaboration and strategic partnering agreements were $2.4 million for the three months ended June 30, 2008, compared to $1.5 million in the corresponding period in 2007. The increase in collaboration agreements was primarily attributable to revenues of $579,000 in connection with our laboratory research reagents license agreement with Sigma-Aldrich Corporation (“Sigma”), increased revenues of $304,000 in connection with our research license and commercial option agreement with Dow AgroSciences LLC (“DAS”) and increased revenues of $43,000 in connection with our research and license agreement with Genentech, Inc. (“Genentech”), partially offset by decreased revenues of $25,000 from Pfizer. Research grant revenues were $464,000 for the three months ended June 30, 2008, compared to $1.1 million in the corresponding period in 2007. The decrease in research grant revenues was primarily due to decreased revenues of $455,000 in connection with our grant from the Juvenile Diabetes Research Foundation (“JDRF”), decreased revenues of $137,000 in connection with our Advanced Technical Program (ATP) grant awarded by the National Institute of Standards and Technology (“NIST”) and decreased revenues of $104,000 related to the Michael J. Fox Foundation (“MJFF”) grant, partially offset by revenues of $59,000 in connection with our grant from the Defense Advanced Research Projects Agency (“DARPA”).

Revenues from our corporate collaboration and strategic partnering agreements were $4.5 million for the six months ended June 30, 2008, compared to $2.6 million in the corresponding period in 2007. The increase in collaboration agreements was primarily attributable to revenues of $1.2 million in connection with our laboratory research reagents license agreement with Sigma, revenues of $243,000 in connection with our research and license agreement with Genentech and increased revenues of $484,000 in connection with our research license and commercial option agreement with DAS, partially offset by decreased revenues of $50,000 from Pfizer. Research grant revenues were $1.1 million for the six months ended June 30, 2008, compared to $1.4 million in the corresponding period in 2007. The decrease in research grant revenues was primarily due to decreased revenues of $337,000 in connection with our ATP grant awarded by the NIST and decreased revenues of $80,000 in connection with our grant from JDRF, partially offset by increased revenues of $98,000 related to the MJFF grant and increased revenues of $113,000 in connection with our DARPA grant. We anticipate continued revenues from collaboration agreements, and we have applied for, and plan to continue to apply for research grants in the future to support the development of applications of our technology platform. Although we have negotiated collaboration agreements and received research grants in the past, we cannot assure that these efforts will be successful in the future.

Operating Expenses

	Three months ended June 30,				Six months ended June 30,
	(in thousands, except percentage values)				(in thousands, except percentage values)
	2008	2007	Change	%	2008	2007	Change	%
Operating Expenses:
Research and development	$8,286	$6,309	$1,977	31%	$16,929	$11,739	$5,190	44%
General and administrative	2,545	2,113	432	20%	5,472	4,112	1,360	33%

Total expenses	$10,831	$8,422	$2,409	29%	$22,401	$15,851	$6,550	41%

Research and development

Research and development expenses consist primarily of salaries and personnel expenses, stock-based compensation expense, laboratory supplies, pre-clinical and clinical studies, manufacturing costs, allocated facilities costs, subcontracted research expenses and expenses for trademark registration and technology licenses. We expect to continue to devote substantial resources to research and development in the future and expect research and development expenses to increase in the next several years if we are successful in advancing our ZFP Therapeutic product candidates into clinical trials. To the extent we collaborate with others with respect to clinical trials, increases in research and development expenses may be reduced or avoided.

Research and development expenses were $8.3 million for the three months ended June 30, 2008, compared to $6.3 million in the corresponding period in 2007. The increase in research and development expenses was primarily attributable to increased pre-clinical and clinical studies and manufacturing expenses of $1.3 million, primarily associated with our diabetic neuropathy program, and increased salaries and personnel expenses of $495,000, including increased stock-based compensation expenses of $337,000. The increase in stock-based compensation was due to increased grant activity, higher Black-Scholes value per share and a lower estimated forfeiture rate which the Company believes is more representative of its historical experience. Consulting expenses increased by $374,000 primarily in support of our diabetic neuropathy program and facility expenses increased by $145,000 primarily due to the Company leasing additional space and increased headcount. This was partially offset by decreased expenses related to laboratory supplies of $197,000.

Research and development expenses were $16.9 million for the six months ended June 30, 2008, compared to $11.7 million in the corresponding period in 2007. The increase in research and development expenses was primarily attributable to increased pre-clinical and clinical studies and manufacturing expenses of $2.9 million, primarily associated with our diabetic neuropathy program, and increased salaries and personnel expenses of $1.3 million, including increased stock-based compensation expenses of $858,000. The increase in stock-based compensation was due to increased grant activity, higher Black-Scholes value per share and a lower estimated forfeiture rate which the Company believes is more representative of its historical experience. Consulting expenses increased by $695,000 primarily in support of our diabetic neuropathy program and facility expenses increased by $373,000 primarily due to the Company leasing additional space and increased headcount. This was partially offset by decreased expenses related to laboratory supplies of $125,000.

General and administrative

General and administrative expenses consist primarily of salaries and personnel expenses for executive, finance and administrative personnel, stock-based compensation expenses, professional fees, allocated facilities costs, expenses for patent prosecution and other general corporate expenses. As we pursue commercial development of our therapeutic leads, we expect the business aspects of the Company to become more complex. We may be required in the future to add personnel and incur additional costs related to the maturity of our business.

General and administrative expenses were $2.5 million for the three months ended June 30, 2008, compared to $2.1 million in the corresponding period in 2007. This increase is primarily attributable to increased salaries and personnel expenses of $634,000, including increased stock-based compensation expenses of $392,000. The increase in stock-based compensation was due to increased grant activity, higher Black-Scholes value per share and a lower estimated forfeiture rate as noted above. This is partially offset by decreased expenses related to professional services of $214,000.

General and administrative expenses were $5.5 million for the six months ended June 30, 2008, compared to $4.1 million in the corresponding period in 2007. This increase is primarily attributable to increased salaries and personnel related expenses of $1.5 million, including increased stock-based compensation expenses of $1.1 million. The increase in stock-based compensation was due to increased grant activity, higher Black-Scholes value per share and a lower estimated forfeiture rate as noted above. This is partially offset by decreased expenses related to professional services of $171,000.

Interest and Other Income, net

	Three months ended June 30,				Six months ended June 30,
	(in thousands, except percentage values)				(in thousands, except percentage values)
	2008	2007	Change	%	2008	2007	Change	%
Interest and other income, net	$570	$657	$(87)	(13%)	$1,406	$1,305	$101	8%

Interest and other income, net, was $570,000 for the three months ended June 30, 2008, compared to $657,000 in the corresponding period in 2007. The decrease was primarily related to a lower foreign currency translation gain of $81,000 during the quarter ended June 30, 2008. Interest and other income, net, was $1.4 million for the six months ended June 30, 2008, compared to $1.3 million in the corresponding period in 2007. The increase was primarily related to interest earned on higher average investment balances during the six months ended June 30, 2008.

Liquidity and Capital Resources

Since inception, we have financed our operations primarily through the sale of equity securities, payments from corporate collaborators, research grants and financing activities such as a bank line of credit. As of June 30, 2008, we had cash, cash equivalents, short-term investments and interest receivable totaling $64.3 million.

Net cash used in operating activities was $18.2 million for the six months ended June 30, 2008. Net cash used in operating activities consisted of the net loss for the six-month period of $15.4 million and a net change of $5.2 million in operating assets and liabilities, partially offset by non-cash charges of $2.5 million. The net increase in operating liabilities of $3.5 million was primarily comprised of increases in deferred revenues of $4.8 million, partially offset by decreases in accounts payable and accrued liabilities of $927,000 and decreases in accrued compensation and employee benefits of $358,000. The net increase in operating assets of $8.8 million was primarily comprised of increased accounts receivable balances of $8.8 million. The non-cash charges included $3.0 million related to stock-based compensation and $244,000 related to depreciation and amortization, partially offset by amortization of premium / discount on investments of $776,000.

Net cash used in operating activities was $10.4 million for the six months ended June 30, 2007. Net cash used in operating activities consisted primarily of the net loss for the six month period of $10.5 million and a net change of $124,000 in operating assets and liabilities, partially offset by non-cash charges of $247,000. The net decrease in operating liabilities of $73,000 was primarily comprised of increases in accounts payable and accrued liabilities of $1.0 million, partially offset by decreases in accrued compensation and employee benefits of $234,000 and deferred revenue of $881,000. The net increase in operating assets of $51,000 was comprised of increases in prepaid expenses and other assets of $415,000, partially offset by decreases in accounts receivable balances of $327,000 and interest receivable of $37,000. The non-cash charges consisted primarily of $1.1 million related to stock-based compensation and $110,000 related to depreciation and amortization, partially offset by amortization of premium / discount on investments of $953,000.

Net cash provided by investing activities was $13.5 million for the six months ended June 30, 2008 and was comprised of cash proceeds associated with maturities of investments of $51.1 million and proceeds from sales of investments of $4.0 million, partially offset by cash used to purchase investments and fixed assets of $41.0 million and $534,000, respectively. Net cash provided by investing activities was $6.7 million for the six months ended June 30, 2007 and was comprised of cash proceeds associated with maturities of investments of $43.7 million, partially offset by cash used to purchase investments and fixed assets of $36.4 million and $568,000, respectively.

Net cash provided by financing activities for the six-months ended June 30, 2008 and 2007 was $1.0 million and $679,000, respectively. Proceeds from both years were solely related to proceeds from the issuance of common stock related to stock option exercises.

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

Our market risks at June 30, 2008 have not changed materially from those discussed in Item 7A of our Form 10-K for the year ended December 31, 2007 on file with the Securities and Exchange Commission.

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

We have initiated and completed a Phase 1 study and initiated several Phase 2 clinical trials in our lead ZFP Therapeutic program. We have completed enrollment and treatment of the patients in the first of these trials of SB-509 for diabetic neuropathy and thus far have not observed any serious drug-related adverse events. However if our lead ZFP Therapeutic fails one of its initial safety studies, it could reduce our ability to attract new investors and corporate partners. In January 2005, we filed an IND with the FDA for SB-509, a ZFP TF activator of VEGF-A, for the treatment of mild to moderate diabetic neuropathy. We have completed enrollment and treatment of a Phase 1, single blind, single dose, dose-escalation trial to measure the laboratory and clinical safety of SB-509. We have completed enrollment of a repeat-dosing Phase 2 clinical trial (SB-509-601) and have 2 other related Phase 2 trials ongoing for this indication (SB-509-701 and SB-509-703). Some trial subjects have received more than one dose of SB-509 during the course of these Phase 2 studies. In addition, Phase 1 clinical trials of an identical ZFP TF have been carried out in subjects with peripheral artery disease. These early studies of a ZFP Therapeutic are a highly visible test of our ZFP Therapeutic approach. Since we have increased our focus on ZFP Therapeutic research and development, investors will increasingly assess the value of our technology based on the continued progress of ZFP Therapeutic products into and through clinical trials. If the initial safety study of our lead therapeutic was halted due to safety concerns, this would negatively affect our operations and the value of our stock.

The results of early Phase 1 trials are based on a small number of patients over a short period of time, and our progress may not be indicative of results in a large number of patients or of long-term efficacy.

The results in early phases of clinical testing are based upon limited numbers of patients and a limited follow-up period. Typically, our Phase 1 clinical trials for indications of safety enroll less than 50 patients. The initial results from the Phase 1 clinical trial of our ZFP Therapeutic, SB-509 product, became available in the first half of 2006 and the complete data set was presented in June 2008. The primary end point of the trial was clinical and laboratory safety, however we collected some preliminary efficacy data that showed trends of clinical improvement in some subjects. Our first Phase 2 clinical trial (SB-509-601) for safety and efficacy has enrolled 110 patients. Actual results with more data points may not confirm favorable results from earlier stage trials. A number of companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in late stage clinical trials even after achieving promising results in earlier stage clinical trials. If a larger population of patients does not experience positive results, or if these results are reproducible, our products may not receive approval from the FDA. Failure to demonstrate the safety and effectiveness of our ZFP Therapeutic products in larger patient populations could have a material adverse effect on our business that would cause our stock price to decline significantly.

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

Our proprietary research programs consist of research which is funded solely by the Company and in which the Company retains exclusive rights to therapeutic products generated by such research. This is in contrast to certain of our research programs that may be funded by corporate partners and in which we may share rights to any resulting products. We have conducted proprietary research since inception. However, in the past several years, our strategy has shifted toward placing greater emphasis on proprietary research and therapeutic development and we expect this trend will continue in 2008 as we continue to prosecute our Phase 2 clinical trials and bring new ZFP Therapeutics into clinical trials. Conducting proprietary research programs may not generate corresponding revenue and may create conflicts with our collaborators or strategic partners over rights to our intellectual property with respect to our proprietary research activities. Any conflict with our collaborators or strategic partners could reduce our ability to enter into future collaborations or strategic partnering agreements and negatively impact our relationship with existing collaborators and strategic partners which could reduce our revenue and delay or terminate our product development. The implementation of this strategy will involve substantially greater business risks, the expenditure of significantly greater funds than our historic research activities and will require substantial commitments of time from our management and staff.

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

We have generated operating losses since we began operations in 1995. The extent of our future losses and the timing of profitability are uncertain, and we expect to incur losses for the foreseeable future. We have been engaged in developing our ZFP TF technology since inception, which has and will continue to require significant research and development expenditures. In July 2007, we completed a registered direct offering to institutional investors for a total of 3,278,689 shares of common stock, at a price of $9.15 per share, resulting in net proceeds to us of $28.0 million. Also in July 2007, we entered into a license agreement and a related stock purchase agreement with Sigma-Aldrich Corporation (“Sigma”) under which we sold to Sigma 1.0 million shares of Sangamo’s common stock valued at $8.55 million. In June 2006, in an underwritten public offering and pursuant to an effective registration statement, we sold 3,100,000 shares of common stock at a public offering price of $6.75 per share, resulting in net proceeds of approximately $20.2 million. In November 2005, we completed a registered direct offering to institutional and strategic investors for a total of 5,080,000 shares of common stock at a price of $3.85 per share to the investors, resulting in net proceeds to Sangamo of approximately $18.2 million. To date, we have generated all other revenue from strategic partnering agreements, Enabling Technology collaborations, federal government research grants and grants awarded by research foundations. As of June 30, 2008, we had an accumulated deficit of approximately $165.1 million. We expect to incur losses for the foreseeable future. These losses will increase as we expand and extend our research and development activities into human therapeutic product development. If the time required us to generate significant product revenues and achieve profitability is longer than we currently anticipate or if we are unable to generate liquidity through equity financing, we may not be able to sustain our operations.

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

During the quarter ended June 30, 2008, our common stock price ranged from a low of $8.77 to high of $13.65. During the past two years, our common stock price has fluctuated significantly, ranging from a low of $6.22 to a high of $19.08 during the year ended December 31, 2007, and a low of $4.10 to a high of $8.00 during the year ended December 31, 2006. Volatility in our common stock could cause stockholders to incur substantial losses. An active public market for our common stock may not be sustained, and the market price of our common stock may continue to be highly volatile. The market price of our common stock has fluctuated significantly in response to the following factors, some of which are beyond our control:

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

We have a relatively low volume of daily trades in our common stock on the Nasdaq Global Market. For example, the average daily trading volume in our common stock on the Nasdaq Global Market over the ten-day trading period prior to July 21, 2008 was approximately 432,660 shares per day. Any large transactions in our common stock may be difficult to conduct and may cause significant fluctuations in the price of our common stock.

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

We are a small company with 79 full-time employees as of July 1, 2008 and our success depends on our continued ability to attract, retain, and motivate highly qualified management and scientific personnel and our ability to develop and maintain important relationships with leading research and academic institutions and scientists. Competition for personnel and academic and other research collaborations is intense. The success of our technology development programs depends on our ability to attract and retain highly trained personnel. We have experienced a rate of employee turnover that we believe is typical of emerging biotechnology companies. If we lose the services of personnel with the necessary skills, it could significantly impede the achievement of our research and development objectives. We are not presently aware of any plans of specific employees to retire or otherwise leave the company. If we fail to negotiate additional acceptable collaborations with academic and other research institutions and scientists, or if our existing collaborations are unsuccessful, our ZFP Therapeutic development programs may be delayed or may not succeed.

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

If we do not successfully commercialize ZFP-based research reagents under our license agreement with Sigma-Aldrich Corporation or ZFP-based agricultural products with Dow AgroSciences, or if Sigma or Dow AgroSciences terminates our agreements, our ability to generate revenue under the license agreements may be limited.

On July 10, 2007, we entered into a license agreement with Sigma to collaborate in the application and development of ZFP-based products for use in the laboratory research reagents markets, and on June 12, 2008, following a research period, Dow AgroSciences (DAS) exercised its commercial license option under a license agreement with Sangamo relating to plant agriculture. These agreements provide Sigma with access to Sangamo’s ZFP technology and the exclusive right to use Sangamo’s ZFP technology to develop and commercialize products for use as research reagents and to offer services in related research fields, and provide DAS with the exclusive right to develop agricultural products using our ZFP technology in plant cells, plants, or plant cell cultures. Both companies also have the right to sublicense our technology in their respective areas. In addition to upfront payments, Sangamo may also receive additional license fees, shared sublicensing revenues, royalty payments and milestone payments depending on the success of the development and commercialization of the licensed products and services covered under both agreements. The commercial milestones and royalties are based upon net sales of licensed products.

We cannot be certain that Sigma, DAS and Sangamo will succeed in the development of commercially viable products in these fields of use, and there is no guarantee that Sigma, DAS and Sangamo will achieve the milestones set forth in the respective license agreements. To the extent Sigma, DAS and Sangamo do not succeed in developing and commercializing products or if Sigma, DAS and Sangamo fail to achieve such milestones, our revenues and benefits under the license agreements will be limited. In addition, the respective license agreements may be terminated by Sigma and DAS at any time by providing us with a 90-day notice. In the event Sigma or DAS decides to terminate the license agreements, our ability to generate revenue under such license agreements will cease.

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

Genetically modified products are currently subject to public debate and heightened regulatory scrutiny, either of which could prevent or delay production of agricultural products. Effective as of October 1, 2005, we entered into a Research License and Commercial Option Agreement with DAS. On June 12, 2008, DAS exercised its option for a commercial license to our technology. Under this agreement, we will provide DAS with access to our proprietary ZFP technology and the exclusive right to use our ZFP technology to modify the genomes or alter the nucleic acid or protein expression of plant cells, plants, or plant cell cultures. The field-testing, production, and marketing of genetically modified plants and plant products are subject to federal, state, local, and foreign governmental regulation. Regulatory agencies administering existing or future regulations or legislation may not allow production and marketing of our genetically modified products in a timely manner or under technically or commercially feasible conditions. In addition, regulatory action or private litigation could result in expenses, delays, or other impediments to our product development programs or the commercialization of resulting products.

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

The interest of management could conflict with the interest of our other stockholders. Our executive officers and directors beneficially own, in the aggregate, approximately 10% of our outstanding common stock as of July 15, 2008. As a result, these stockholders, if they choose to act together, may have a material impact on all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This could have the effect of delaying or preventing a change of control of Sangamo, which in turn could reduce the market price of our stock.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The annual meeting of shareholders was held on June 4, 2008. Two matters were voted on and each was approved. The results are as follows:

PROPOSAL I

To elect seven director nominees to hold office until the 2009 Annual Meeting of Stockholders or until their successors are duly elected and qualified:

NOMINEE	VOTES FOR	VOTES WITHHELD
Edward O. Lanphier, II	32,281,310	277,888
William G. Gerber, M.D.	32,058,483	500,715
John W. Larson	26,752,053	5,807,145
Margaret A. Liu, M.D.	32,194,609	364,589
Steven J. Mento, Ph.D.	32,346,872	212,326
Thomas G. Wiggans	32,337,859	221,339
Michael C. Wood	29,782,290	2,776,908

PROPOSAL II

The proposal to ratify the selection of Ernst & Young LLP as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2008 was approved.

FOR	AGAINST	ABSTAINED	NON VOTES
32,259,287	171,028	128,883	0

ITEM 6.	EXHIBITS

(a) Exhibits:

10.1 (+)	License Agreement dated as of April 2, 2008 between Open Monoclonal Technology, Inc., and Sangamo BioSciences, Inc.

10.2	Plan Amendment to 2004 Stock Incentive Plan

31.1	Rule 13a — 14(a) Certification by President and Chief Executive Officer

31.2	Rule 13a — 14(a) Certification by Principal Financial and Accounting Officer

32.1	Certification Pursuant to 18 U.S.C. Section 1350.

(+)	Confidential treatment has been requested for certain information contained in this document. Such information has been omitted and filed separately with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SANGAMO BIOSCIENCES, INC. Dated: August 7, 2008

/s/ H. Ward Wolff
H. Ward Wolff Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)