Form 10-Q/A
period 2008-06-30
SANGAMO BIOSCIENCES INC
filed 2008-08-08
CIK 1001233

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

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

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

As of July 31, 2008, 40,901,795 shares of the issuer’s common stock, par value $0.01 per share, were outstanding.

EXPLANATORY NOTE

Sangamo BioSciences, Inc. (the “Company,” “we,” “us,” “our”) is filing this Amendment No. 1 to its Form 10-Q for the fiscal quarter ended June 30, 2008 (the “Original Filing”) solely to correct a clerical error made in the process of formatting the Original Filing for filing on EDGAR. The error relates to the Risk Factors set forth in Part II Item 1A of the Original Filing. The Original Filing is hereby amended to correct this error as described below. Except for this correction, this Amendment No. 1 to Form 10-Q does not modify, amend or update in any way any other item or disclosure in the Original Filing. The Original Filing continues to speak as of its date, and we have not updated the disclosures contained therein to reflect any events which occurred at a date subsequent to the filing of the Original Filing.

PART II. OTHER INFORMATION

The following risk factor on page 23, Part II Item 1A, of the Original Filing is deleted:

“If we do not successfully commercialize ZFP based research reagents under our license agreement with Sigma-Aldrich Corporation, or if Sigma terminates our agreement, our ability to generate revenue under the license agreement may be limited.

On July 10, 2007, we entered into a license agreement with Sigma to collaborate in the application and development of ZFP-based products for use in the laboratory research reagents markets. The license agreement provides Sigma with access to Sangamo’s ZFP technology and the exclusive right to use Sangamo’s ZFP technology to develop and commercialize products for use as research reagents and to offer services in related research fields. In addition to an upfront payment of $13.5 million, Sangamo may also receive additional license fees, shared sublicensing revenues, royalty payments and milestone payments depending on the success of the development and commercialization of the licensed products and services. The commercial milestones and royalties are based upon net sales of licensed products. We believe that the last commercial milestone payment may not be received before 2011. Our right to receive royalty payments from Sigma will continue until the later of (i) the expiration of the last to expire valid claim of such licensed product and (ii) the 15th anniversary of the effective date of the License Agreement. We cannot be certain that Sigma and Sangamo will succeed in the development of commercially viable products in these fields of use, and there is no guarantee that Sangamo and Sigma will achieve the milestones set forth in the license agreement. To the extent Sangamo and Sigma do not succeed in developing and commercializing products or if Sangamo and Sigma fail to achieve such milestones, our revenues and benefits under the license agreement will be limited. In addition, the license agreement may be terminated by Sigma at any time by providing us with a 90-day notice. In the event Sigma decides to terminate the license agreement, our ability to generate revenue under the license agreement will cease.”

The following risk factor is inserted on page 23, Part II Item 1A, of the Original Filing:

“If we do not successfully commercialize certain ZFP Therapeutic programs relating to diabetic neuropathy under our agreement with JDRF, JDRF may have the right to continue to advance the program and we may lose control of the intellectual property generated in the collaboration and development of the product and may only receive a portion of the revenue generated if commercialization by JDRF is successful.

On October 24, 2006, we entered into a Research, Development and Commercialization Agreement with JDRF. Under the agreement and subject to its terms and conditions, including our achievement of certain milestones associated with our Phase 2 clinical trial of SB-509 (SB-509-601) for the treatment of diabetic neuropathy, JDRF has paid us a total of $2.5 million through June 30, 2008. We are obligated to cover the costs of the Phase 2 trial that are not covered by JDRF’s grant.

Under the agreement, we are obligated to use commercially reasonable efforts to carry out the Phase 2 trial and, thereafter, to develop and commercialize, a product containing SB-509 for the treatment of diabetes and complications of diabetes. If we fail to satisfy these obligations, JDRF may have the right, subject to certain limitations, to obtain an exclusive, sublicensable license, to the intellectual property generated by us in the course of the Phase 2 trial, to make and commercialize products containing SB-509 for the treatment of diabetes and complications of diabetes. If JDRF obtains such a license, it is obligated to pay us a percentage of its revenues from product sales and sublicensing arrangements. If JDRF fails to satisfy its obligations to develop and commercialize a product containing SB-509 under the Agreement, then their license rights will terminate and we will receive a non-exclusive, fully paid license, for any intellectual property developed during JDRF’s use of the license, to research, develop and commercialize products containing SB-509 for the treatment of diabetes and complications of diabetes. There is no guarantee that we will be successful in commercializing a product containing SB-509 in the future. If we fail to do so under the agreement with JDRF, we may lose control of the intellectual property generated in the development of the product and may only receive a portion of the revenue generated if commercialization by JDRF is successful.”

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SANGAMO BIOSCIENCES, INC. Dated: August 8, 2008

/s/ H. Ward Wolff
H. Ward Wolff
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)