Form 10-Q
period 2008-09-30
SANGAMO BIOSCIENCES INC
filed 2008-11-04
CIK 1001233

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

As of October 30, 2008, 40,979,473 shares of the issuer’s common stock, par value $0.01 per share, were outstanding.

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

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

SANGAMO BIOSCIENCES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	September 30, 2008	December 31, 2007 (1)
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$8,743	$12,275
Marketable securities	50,496	68,813
Interest receivable	219	324
Accounts receivable	8,793	209
Prepaid expenses	382	497

Total current assets	68,633	82,118
Property and equipment, net	2,104	1,770
Other assets	12	12

Total assets	$70,749	$83,900

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued liabilities	$3,243	$3,538
Accrued compensation and employee benefits	1,243	1,199
Deferred revenues	9,090	4,944

Total current liabilities	13,576	9,681
Deferred revenues, non-current portion	1,152	2,097

Total liabilities	14,728	11,778

Stockholders’ equity:
Common stock, $0.01 par value; 80,000,000 shares authorized, 40,966,786 and 40,315,368 shares issued and outstanding at September 30, 2008 and December 31, 2007, respectively	410	403
Additional paid-in capital	226,894	221,176
Accumulated deficit	(171,480)	(149,752)
Accumulated other comprehensive income	197	295

Total stockholders’ equity	56,021	72,122

Total liabilities and stockholders’ equity	$70,749	$83,900

(1)	Amounts derived from Audited Consolidated Financial Statements dated December 31, 2007 filed as a part of our 2007 Annual Report on Form 10-K.

See accompanying notes.

SANGAMO BIOSCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Revenues:
Collaboration agreements	$3,196	$1,915	$7,658	$4,526
Research grants	549	410	1,694	1,805

Total revenues	3,745	2,325	9,352	6,331
Operating expenses:
Research and development	7,563	5,916	24,492	17,655
General and administrative	2,564	1,728	8,036	5,840

Total operating expenses	10,127	7,644	32,528	23,495

Loss from operations	(6,382)	(5,319)	(23,176)	(17,164)
Interest and other income, net	42	1,051	1,448	2,356

Net loss	$(6,340)	$(4,268)	$(21,728)	$(14,808)

Basic and diluted net loss per share	$(0.15)	$(0.11)	$(0.53)	$(0.41)

Shares used in computing basic and diluted net loss per share	40,928	38,925	40,759	36,387

See accompanying notes.

SANGAMO BIOSCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine months ended September 30,
	2008	2007
Operating Activities:
Net loss	$(21,728)	$(14,808)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	381	187
Amortization of premium / (discount) on investments	(930)	(1,514)
Realized loss on available-for-sale security	10	—
Stock-based compensation	4,280	1,640
Changes in operating assets and liabilities:
Interest receivable	105	(162)
Accounts receivable	(8,584)	467
Prepaid expenses and other assets	115	(221)
Accounts payable and accrued liabilities	(295)	104
Accrued compensation and employee benefits	44	24
Deferred revenue	3,201	3,317

Net cash used in operating activities	(23,401)	(10,966)

Investing Activities:
Purchases of investments	(68,961)	(86,088)
Maturities of investments	84,125	61,900
Proceeds from sales of investments	3,975	—
Purchases of property and equipment	(715)	(816)

Net cash provided by (used in) investing activities	18,424	(25,004)

Financing Activities:
Issuance of common stock in connection with license agreement	—	8,550
Proceeds from issuance of common stock	1,445	31,612

Net cash provided by financing activities	1,445	40,162

Net (decrease) increase in cash and cash equivalents	(3,532)	4,192
Cash and cash equivalents, beginning of period	12,275	12,702

Cash and cash equivalents, end of period	$8,743	$16,894

See accompanying notes.

SANGAMO BIOSCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2008

(Unaudited)

NOTE 1 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Sangamo Biosciences, Inc. (“Sangamo” or the “Company”) have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The condensed consolidated financial statements include the accounts of Sangamo and its wholly-owned subsidiary, Gendaq Limited, after elimination of all material intercompany balances and transactions. Operating results for the three and nine months ended September 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008. These financial statements should be read in conjunction with the financial statements and footnotes thereto for the year ended December 31, 2007, included in Sangamo’s Form 10-K as filed with the SEC.

USE OF ESTIMATES AND CLASSIFICATIONS

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. Actual results could differ from those estimates.

RECENT ACCOUNTING PRONOUNCEMENTS

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair-Value Measurements” (“SFAS 157”) which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair-value measurements. The Company adopted SFAS 157 effective January 1, 2008 for all financial assets and liabilities and any other assets and liabilities that are recognized or disclosed at fair value on a recurring basis (see NOTE 5 — FAIR VALUE MEASUREMENT). In accordance with FASB Staff Position 157-2, Effective Date of FASB Statement No. 157 (“FSP 157-2”), for nonfinancial assets and liabilities measured at fair value on a non-recurring basis, SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2008. The Company is currently reviewing the application of SFAS 157 for nonfinancial assets and liabilities measured at fair value on a non-recurring basis and does not believe the adoption of SFAS 157 will have a material impact its condensed consolidated financial statements.

On October 10, 2008, the FASB issued FSP No. 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active, (“FSP 157-3”) that clarifies the application of SFAS 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial assets is not active. FSP 157-3 is effective upon issuance, including prior periods for which the financial statements have not been issued. The adoption of FSP 157-3 during the three month period ending September 30, 2008 did not have a material impact on the Company’s consolidated results of operations or financial condition.

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

NOTE 2 - BASIC AND DILUTED NET LOSS PER SHARE

Basic loss per share is calculated based on the weighted average number of shares of common stock outstanding during the period. There are potential dilutive shares of common stock resulting from the assumed exercise of outstanding stock options and equivalents.

Because Sangamo is in a net loss position, diluted loss per share excludes the effects of common stock equivalents consisting of options, which are all antidilutive. Had Sangamo been in a net income position, diluted earnings per share would have included the shares used in the computation of basic net loss per share as well as an additional 53,537 shares and 255,657 shares for the three months ended September 30, 2008 and 2007, respectively, and an additional 1,663,663 shares and 2,308,721 shares for the nine months ended September 30, 2008 and 2007, respectively, related to outstanding options.

NOTE 3 - COMPREHENSIVE LOSS

Comprehensive loss is comprised of net loss and other comprehensive income (loss). Other comprehensive income (loss) includes certain changes in stockholders’ equity that are excluded from net loss, which includes unrealized gains and losses on available-for-sale securities. Comprehensive loss and its components are as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Net loss	$(6,340)	$(4,268)	$(21,728)	$(14,808)
Changes in unrealized gain (loss) on securities available-for-sale	47	110	(98)	125

Comprehensive loss	$(6,293)	$(4,158)	$(21,826)	$(14,683)

NOTE 4 - MAJOR CUSTOMERS, PARTNERSHIPS AND STRATEGIC ALLIANCES

Agreement with Dow AgroSciences in Plant Agriculture

In October 2005, we entered into a Research License and Commercial Option Agreement with Dow AgroSciences LLC (“DAS”), a wholly owned indirect subsidiary of Dow Chemical Corporation. Under this agreement, we will provide DAS with access to our proprietary zinc finger DNA-binding protein (ZFP) technology and the exclusive right to use our ZFP technology to modify the genomes or alter the nucleic acid or protein expression of plant cells, plants, or plant cell cultures. We have retained rights to use plants or plant-derived products to deliver ZFP transcription factors (ZFP TFs™) or zinc-finger nuclease (ZFN™) into human or animals for diagnostic, therapeutic, or prophylactic purposes.

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

In June 2008, DAS exercised its option under the agreement to obtain a commercial license to sell products incorporating or derived from plant cells generated using our ZFP technology, including agricultural crops, industrial products and plant-derived biopharmaceuticals. The exercise of the option triggered a one-time commercial license fee of $6.0 million, payment of the remaining $2.3 million of the $4.0 million in research milestones, minimum sublicensing payments totaling up to $25.3 million over 11 years, development and commercialization milestone payments for each product, and royalties on sales of products. Furthermore, DAS will have the right to sublicense our ZFP technology to third parties for use in plant cells, plants, or plant cell cultures, and we will be entitled to 25% of any cash consideration received by DAS under such sublicenses. The research program may be extended beyond the initial three-year research term and DAS will provide additional research funding.

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

The commercial license fee of $6.0 million, the remaining research milestones of $2.3 million, and the unrecognized portion of the initial cash payment are recognized ratably over the period from option exercise through September 30, 2009, which reflects the estimated timing over which the ZFP manufacturing technology transfer will occur, as well as the period over which Sangamo will be compensated by DAS for additional research services.

Revenues under the agreement were $2.2 million and $1.3 million during the three months ended September 30, 2008 and 2007, respectively, and $5.3 million and $3.9 million during the nine months ended September 30, 2008 and 2007, respectively. Related costs and expenses incurred under the agreement were $500,000 during the three months ended September 30, 2008 and 2007, respectively, and $1.5 million during the nine months ended September 30, 2008 and 2007, respectively. As of September 30, 2008, the accounts receivable balance related to DAS was $8.3 million.

In October 2008, we received $8.5 million from DAS which relates to the $6.0 million commercial license fee, $2.3 million in remaining research milestones, and $250,000 for a minimum sublicensing payment.

Agreement with Sigma-Aldrich Corporation in Laboratory Research Reagents

In July 2007, we entered into a license agreement with Sigma-Aldrich Corporation (“Sigma”). Under the license agreement, we are providing Sigma with access to our proprietary ZFP technology and the exclusive right to use the technology to develop and commercialize research reagents products and services in the research field, excluding certain agricultural research uses that Sangamo previously licensed to Dow AgroSciences LLC. Under the agreement, Sangamo and Sigma have agreed to conduct a three-year research program to develop laboratory research reagents using our ZFP technology. In addition, for three years we will assist Sigma in connection with Sigma’s efforts to market and sell services employing our technology in the research field. We will transfer the ZFP manufacturing technology to Sigma or to a mutually agreed-upon contract manufacturer upon Sigma’s request. Prior to the completion of this transfer, we will be responsible for supplying ZFPs for use by Sigma in performing services in the research field. Under the terms of the agreement, Sigma made an initial payment comprising an upfront license fee and the purchase of one million (1,000,000) shares of Sangamo’s common stock under a separate stock purchase agreement, resulting in a total upfront payment to Sangamo of $13.5 million. There were three components to the $13.5 million we received: an equity investment by Sigma in Sangamo common stock valued at $8.55 million, a $3.95 million license fee, and $1.0 million of research funding. Under the License Agreement, we may receive additional research funding of up to $2.0 million, development milestone payments of up to $5.0 million, and commercial milestone payments based on net sales of up to $17.0 million, subject to the continuation of the agreement. During the term of the license agreement, Sigma is obligated to pay to Sangamo minimum annual payments, a share of certain revenues received by Sigma from sublicensees, and royalty payments on the sale of licensed products and services. Sigma also has the right to sublicense the ZFP technology for research applications and we will receive 50% of any sublicensing revenues in the first two years and 25% of any sublicensing revenues thereafter. We retain the sole right to use and license our ZFP technology for GMP production purposes, for the production of materials used in or administered to humans, and for any other industrial commercial use.

The agreement may be terminated by Sigma at any time with a 90-day notice or by either party upon an uncured material breach of the other party. In the event of any termination, all rights to use our ZFP technology will revert to us, and Sigma will no longer be permitted to practice our ZFP technology or to develop or, except in limited circumstances, commercialize any products derived from our ZFP technology.

Revenues related to the research license under the Sigma agreement are being recognized ratably over the three-year research term of the agreement and were $329,000 and $275,000 during the three months ended September 30, 2008 and 2007, respectively, and $987,000 and $275,000 during the nine months ended September 30, 2008 and 2007, respectively. Revenues attributable to collaborative research and development performed under the Sigma agreement were $250,000 and $208,000 during the three months ended September 30, 2008 and 2007, respectively, and $750,000 and $208,000 during the nine months ended September 30, 2008 and 2007, respectively. Royalty revenues under the Sigma agreement were $318,000 and $0 during the three months ended September 30, 2008 and 2007, respectively, and $334,000 and $0 during the nine months ended September 30, 2008 and 2007, respectively. Related costs and expenses incurred under the Sigma agreement were $728,000 and $1.4 million during the three months and nine months ended September 30, 2008, respectively.

Enabling Technology Collaborations

Pharmaceutical Protein Production

We have established several research collaborations in this area. In December 2004, we announced a research collaboration agreement with Pfizer to use our ZFP technology to develop enhanced cell lines for protein pharmaceutical production. The scope of this agreement was expanded in January 2006 and again in January 2007 and provided further research funding from Pfizer to develop additional cell lines for enhanced protein production. Under the terms of the agreement, Pfizer is funding research at Sangamo and Sangamo will provide our proprietary ZFP technology for Pfizer to assess its feasibility for use in mammalian cell-based protein production. We are generating novel cell lines and vector systems for enhanced protein production as well as novel technology for rapid creation of new production cell lines. Revenues attributable to collaborative research and development performed under the Pfizer agreement were $0 and $25,000 during the three months ended September 30, 2008 and 2007, respectively, and $0 and $75,000 during nine months ended September 30, 2008 and 2007, respectively. Related research and development costs and expenses performed under the Pfizer agreement were $6,000 and $71,000 during the three months ended September 30, 2008 and 2007, respectively, and $66,000 and $318,000 during the nine months ended September 30, 2008 and 2007, respectively.

In addition, in April 2007, we established a research and license agreement with Genentech, Inc. (“Genentech”). Under our agreement with Genentech, we are developing ZFNs for targeted genome modification to generate cell lines with novel characteristics for protein pharmaceutical production purposes. Genentech paid an upfront fee of $400,000 which is being recognized ratably over the two year contract term. Genentech will also pay an ongoing technology access fee, and certain payments upon achievement of specified milestones relating to the research of ZFNs and the development and commercialization of products manufactured using a modified cell line created by our ZFN technology. Revenues attributable to collaborative research and development performed under the Genentech agreement were $63,000 and $62,000 during the three months ended September 30, 2008 and 2007, respectively, and $326,000 and $83,000 during nine months ended September 30, 2008 and 2007, respectively. Revenues attributable to the achievement of milestones were $150,000 during nine months ended September 30, 2008. The agreement was expanded to include further ZFNs in February 2008. Under the expanded agreement, we may directly offer the ZFN-related services to Genentech and Sigma will in return receive a share of certain payments made to us by Genentech. Revenues recognized under the expanded agreement are included in royalty revenues from Sigma, as described above. Related research and development costs and expenses performed under the Genentech agreement were $54,000 and $38,000 during the three months ended September 30, 2008 and 2007, respectively, and $108,000 and $57,000 during the nine months ended September 30, 2008 and 2007, respectively.

Transgenic Animals

On April 2, 2008, we entered into a License Agreement with Open Monoclonal Technology, Inc. (“OMT”). Under the agreement we have granted OMT a royalty-bearing, non-exclusive, sublicensable worldwide license for the commercial use of a transgenic animal generated using our ZFP technology. We will receive an upfront license fee, payments upon the achievement of certain clinical development milestones, a share of payments received by OMT from sublicensees, and royalties on sales of any products developed using Sangamo’s ZFP technology. For any given OMT product, OMT has the right to buy out its future royalty payment obligations under the agreement by paying a lump sum fee to Sangamo.

On July 8, 2008, we entered into a Research and License Agreement with F. Hoffmann–La Roche Ltd and Hoffmann-La Roche Inc. (“Roche”). During an initial research term, we will provide Roche with access to aspects of our proprietary ZFN technology for the targeted modification of a specified gene in a specified species in order to generate ZFN-modified cell lines and animals for research purposes. In addition, Roche has an option to receive an exclusive, worldwide license to use such animals in the production of therapeutic and diagnostic products.

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

We have an existing agreement with Sigma to develop and commercialize research reagents and services and Sigma has the exclusive right to offer certain services involving our ZFN technology that are covered under the research agreements with Roche and OMT. Notwithstanding this exclusive right, Sigma has agreed that we may directly offer the ZFN-related services to Roche and OMT under the research agreements and Sigma will in return receive a share of certain payments made to us. Revenues recognized under the Roche and OMT agreements are included in royalty revenues from Sigma, as described above.

Funding from Research Foundations

The Juvenile Diabetes Research Foundation International

In October 2006, Sangamo announced a partnership with the Juvenile Diabetes Research Foundation International (“JDRF”) to provide financial support to one of Sangamo’s Phase 2 human clinical studies (SB-509-601) of SB-509, a ZFP Therapeutic™ that is in development for the treatment of diabetic neuropathy. Under the agreement with JDRF and subject to its terms and conditions, including the Company’s achievement of certain milestones associated with the Company’s Phase 2 clinical trial of SB-509 for the treatment of mild to moderate diabetic neuropathy, JDRF will pay the Company an aggregate amount of up to $3.0 million. After the first commercial launch of SB-509 in a major market, JDRF has the right to receive, subject to certain limitations, annual payments from Sangamo, until such time when the total amount paid to JDRF, including payments made on account of certain licensing arrangements, equals three times the amount received by us from JDRF.

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

Through September 30, 2008, we have received $2.5 million from JDRF since inception of the partnership. Revenues attributable to research and development performed under the JDRF partnership were $250,000 and $295,000 during the three months ended September 30, 2008 and 2007, respectively, and $1.0 million and $1.1 million during the nine months ended September 30, 2008 and 2007, respectively. Related costs and expenses incurred were $726,000 and $1.0 million during the three months ended September 30, 2008 and 2007, respectively, and $3.3 million and $3.0 million during the nine months ended September 30, 2008 and 2007, respectively.

The Michael J. Fox Foundation for Parkinson’s Research

In January 2007, Sangamo announced a partnership with the Michael J. Fox Foundation (“MJFF”) to provide financial support of Sangamo’s ZFP TFs to activate the expression of glial cell line-derived neurotrophic factor (GDNF) that has shown promise in preclinical testing to slow or stop the progression of Parkinson’s disease. Under the agreement with MJFF and subject to its terms and conditions, MJFF will pay the Company $950,000 over a period of two years. Through September 30, 2008, we have received the total funds due from MJFF. Revenues attributable to research and development performed under the MJFF partnership were $271,000 and $116,000 during the three months ended September 30, 2008 and 2007, respectively, and $553,000 and $300,000 during the nine months ended September 30, 2008 and 2007, respectively. Related costs and expenses incurred under the MJFF partnership were $323,000 and $116,000 during the three months ended September 30, 2008 and 2007, respectively, and $700,000 and $300,000 during the nine months ended September 30, 2008 and 2007, respectively.

NOTE 5 - FAIR VALUE MEASUREMENT

We adopted the measurement and disclosure requirements of FASB Statement No. 157 related to financial assets and liabilities effective January 1, 2008. The adoption of Statement No. 157 had no effect on our net loss for the nine months ended September 30, 2008. Statement No. 157 establishes a framework for measuring fair value and expands disclosure about fair value measurements.

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

The following table summarizes our financial instruments as of September 30, 2008 (in thousands):

	September 30, 2008 Fair Value Measurements
	Total	Level 1	Level 2	Level 3
Assets:
Marketable securities:
Commercial paper	$24,929	$—	$24,929	$—
Government agencies	22,929	—	22,929	—
Asset backed securities	1,648	—	1,648	—
Bank bonds	990	990	—	—

Total	$50,496	$990	$49,506	$—

NOTE 6 - INCOME TAXES

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

NOTE 7 - STOCK-BASED COMPENSATION

The following table shows total stock-based compensation expenses included in the condensed consolidated statement of operations for the three-month and nine-month periods ended September 30, 2008 and 2007 (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Costs and expenses:
Research and development	$580	$364	$2,114	$1,040
General and administrative	709	202	2,166	600

Total stock-based compensation expense	$1,289	$566	$4,280	$1,640

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

We were incorporated in June 1995. From our inception through September 30, 2008, our activities related primarily to establishing and operating a biotechnology research and development organization and developing relationships with our corporate collaborators. Our scientific and business development endeavors currently focus on the engineering of novel zinc finger DNA-binding proteins (ZFPs) for the regulation and modification of genes. We have incurred net losses since inception and expect to incur losses in the future as we continue our research and development activities. To date, we have funded our operations primarily through the issuance of equity securities, borrowings, payments from research grants and from corporate collaborators and strategic partners. As of September 30, 2008, we had an accumulated deficit of $171.5 million.

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

We have continued to place more emphasis on higher-value therapeutic product development and related strategic partnerships and less emphasis on our Enabling Technology collaborations. We believe this shift in emphasis has the potential to increase the return on investment to our stockholders by allocating capital resources to higher value, therapeutic product development activities. At the same time, it may reduce our revenues over the next several years and subject us to higher financial risk by increasing expenses associated with product development. We filed an Investigational New Drug (IND) application with the U.S. Food and Drug Administration (FDA) and have initiated three Phase 2 clinical trials of a ZFP Therapeutic in patients with diabetic neuropathy and one Phase 2 clinical trial in patients with Amyotrophic Lateral Sclerosis (ALS). Development of novel therapeutic products is costly and is subject to a lengthy and uncertain regulatory process by the FDA. Our future products are gene-based therapeutics. Adverse events in our own clinical program and other programs may have a negative impact on regulatory approval, the willingness of potential commercial partners to enter into agreements and the perception of the public.

Research and development expenses consist primarily of salaries and personnel expenses, pre-clinical and clinical studies, laboratory supplies, stock-based compensation expenses, allocated facilities costs, subcontracted research expenses, and expenses for technology licenses. Research and development costs incurred in connection with collaborator-funded activities are expensed as incurred. Costs to acquire technologies that are utilized in research and development and that have no alternative future use are expensed as incurred. We believe that continued investment in research and development is critical to attaining our strategic objectives. We expect these expenses will increase significantly as we focus increasingly on development of ZFP Therapeutics. Additionally, in order to develop ZFP TFs and ZFNs as commercially viable therapeutics, we expect to expend additional resources for expertise in the manufacturing, regulatory affairs and clinical research aspects of biotherapeutic development.

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

RESULTS OF OPERATIONS

Three months and nine months ended September 30, 2008 and 2007

Revenues

	Three months ended September 30,				Nine months ended September 30,
	(in thousands, except percentage values)				(in thousands, except percentage values)
	2008	2007	Change	%	2008	2007	Change	%
Revenues:
Collaboration agreements	$3,196	$1,915	$1,281	67%	$7,658	$4,526	$3,132	69%
Research grants	549	410	139	34%	1,694	1,805	(111)	(6%)

Total revenues	$3,745	$2,325	$1,420	61%	$9,352	$6,331	$3,021	48%

Total revenues consist of revenues from collaboration agreements, strategic partnerships and research grants.

Revenues from our corporate collaboration and strategic partnering agreements were $3.2 million for the three months ended September 30, 2008, compared to $1.9 million in the corresponding period in 2007. The increase in collaboration agreement revenues was primarily attributable to increased revenues of $891,000 in connection with our research license and commercial option agreement with Dow AgroSciences LLC (“DAS”), royalty revenues of $318,000 related to our agreement with Sigma-Aldrich Corporation (“Sigma”) and increased revenues of $97,000 in connection with our laboratory research reagents license agreement with Sigma. Research grant revenues were $549,000 for the three months ended September 30, 2008, compared to $410,000 in the corresponding period in 2007. The increase in research grant revenues was primarily due to increased revenues of $155,000 in connection with our grant from the Michael J. Fox Foundation (“MJFF”), partially offset by decreased revenues of $45,000 related to our grant from the Juvenile Diabetes Research Foundation (“JDRF”).

Revenues from our corporate collaboration and strategic partnering agreements were $7.7 million for the nine months ended September 30, 2008, compared to $4.5 million in the corresponding period in 2007. The increase in collaboration agreement revenues was primarily attributable to increased revenues of $1.4 million in connection with our research license and commercial option agreement with DAS, increased revenues of $1.3 million in connection with our laboratory research reagents license agreement with Sigma, royalty revenues of $334,000 related to our agreement with Sigma and increased revenues of $243,000 in connection with our research and license agreement with Genentech, partially offset by decreased revenues of $75,000 from Pfizer. Research grant revenues were $1.7 million for the nine months ended September 30, 2008, compared to $1.8 million in the corresponding period in 2007. The decrease in research grant revenues was primarily due to decreased revenues of $337,000 in connection with our Advanced Technical Program grant awarded by the National Institute of Standards and Technology and decreased revenues of $125,000 in connection with our grant from JDRF, partially offset by increased revenues of $253,000 related to our grant from the MJFF and increased revenues of $141,000 in connection with our grant from the Defense Advanced Research Projects Agency (“DARPA”). We anticipate continued revenues from collaboration agreements, and we have applied for, and plan to continue to apply for research grants in the future to support the development of applications of our technology platform. Although we have negotiated collaboration agreements and received research grants in the past, we cannot assure that these efforts will be successful in the future.

Operating Expenses

	Three months ended September 30,				Nine months ended September 30,
	(in thousands, except percentage values)				(in thousands, except percentage values)
	2008	2007	Change	%	2008	2007	Change	%
Operating Expenses:
Research and development	$7,563	$5,916	$1,647	28%	$24,492	$17,655	$6,837	39%
General and administrative	2,564	1,728	836	48%	8,036	5,840	2,196	38%

Total expenses	$10,127	$7,644	$2,483	32%	$32,528	$23,495	$9,033	38%

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

Research and development expenses were $7.6 million for the three months ended September 30, 2008, compared to $5.9 million in the corresponding period in 2007. The increase in research and development expenses was primarily attributable to increased pre-clinical and clinical studies and manufacturing expenses of $853,000, primarily associated with our diabetic neuropathy program, and increased salaries and personnel expenses of $417,000, including increased stock-based compensation expenses of $216,000. The increase in stock-based compensation was due to increased grant activity, higher Black-Scholes value per share and a lower estimated forfeiture rate which the Company believes is more representative of its historical experience. Consulting expenses increased by $351,000 primarily in support of our diabetic neuropathy program and facility expenses increased by $137,000 primarily due to the Company leasing additional space and increased headcount. This was partially offset by decreased expenses related to licensing and external research of $148,000.

Research and development expenses were $24.5 million for the nine months ended September 30, 2008, compared to $17.7 million in the corresponding period in 2007. The increase in research and development expenses was primarily attributable to increased pre-clinical and clinical studies and manufacturing expenses of $3.8 million, primarily associated with our diabetic neuropathy program, and increased salaries and personnel expenses of $1.7 million, including increased stock-based compensation expenses of $1.1 million. The increase in stock-based compensation was due to increased grant activity, higher Black-Scholes value per share and a lower estimated forfeiture rate which the Company believes is more representative of its historical experience. Consulting expenses increased by $1.0 million primarily in support of our diabetic neuropathy program and facility expenses increased by $510,000 primarily due to the Company leasing additional space and increased headcount. This was partially offset by decreased expenses related to licensing and external research of $135,000.

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

General and administrative expenses were $2.6 million for the three months ended September 30, 2008, compared to $1.7 million in the corresponding period in 2007. This increase is primarily attributable to increased salaries and personnel expenses of $672,000, including increased stock-based compensation expenses of $507,000, and increased expenses related to professional services of $183,000. The increase in stock-based compensation was due to increased grant activity, higher Black-Scholes value per share and a lower estimated forfeiture rate as noted above.

General and administrative expenses were $8.0 million for the nine months ended September 30, 2008, compared to $5.8 million in the corresponding period in 2007. This increase is primarily attributable to increased salaries and personnel related expenses of $2.2 million, including increased stock-based compensation expenses of $1.6 million. The increase in stock-based compensation was due to increased grant activity, higher Black-Scholes value per share and a lower estimated forfeiture rate as noted above.

Interest and Other Income, net

	Three months ended September 30,				Nine months ended September 30,
	(in thousands, except percentage values)				(in thousands, except percentage values)
	2008	2007	Change	%	2008	2007	Change	%
Interest and other income, net	$42	$1,051	$(1,009)	(96%)	$1,448	$2,356	$(908)	(39%)

Interest and other income, net, was $42,000 for the three months ended September 30, 2008, compared to $1.1 million in the corresponding period in 2007. The decrease was primarily due to lower interest income earned of $548,000 due to lower average investment balances and lower interest rates. In addition, a foreign currency translation loss of $373,000 was recognized during the quarter ended September 30, 2008, related to our cash holdings at our wholly-owned UK subsidiary, Gendaq Limited. During the corresponding period in 2007, a foreign currency translation gain of $88,000 was recognized. Interest and other income, net, was $1.5 million for the nine months ended September 30, 2008, compared to $2.4 million in the corresponding period in 2007. The decrease was due to a foreign currency translation loss of $376,000, as noted above, during the nine months ended September 30, 2008, compared to a foreign currency translation gain of $177,000 during the corresponding period in 2007. Also, interest income earned was lower by $356,000 due to lower average investment balances and lower interest rates.

Liquidity and Capital Resources

Since inception, we have financed our operations primarily through the sale of equity securities, payments from corporate collaborators, research grants and financing activities such as a bank line of credit. As of September 30, 2008, we had cash, cash equivalents, short-term investments and interest receivable totaling $59.5 million. In October 2008, the company received $8.5 million in scheduled payments from Dow AgroSciences LLC.

Net cash used in operating activities was $23.4 million for the nine months ended September 30, 2008. Net cash used in operating activities consisted of the net loss for the nine-month period of $21.7 million and a net change of $5.4 million in operating assets and liabilities, partially offset by non-cash charges of $3.7 million. The net increase in operating liabilities of $3.0 million was primarily comprised of increases in deferred revenues of $3.2 million and accrued compensation and employee benefits of $44,000, partially offset by decreases in accounts payable and accrued liabilities of $295,000. The net increase in operating assets of $8.4 million was primarily comprised of increased accounts receivable of $8.6 million, partially offset by decreases in prepaid expenses and other assets of $115,000 and interest receivable of $105,000. The non-cash charges included $4.3 million related to stock-based compensation and $381,000 related to depreciation and amortization, partially offset by amortization of premium / discount on investments of $931,000.

Net cash used in operating activities was $11.0 million for the nine months ended September 30, 2007. Net cash used in operating activities consisted primarily of the net loss for the nine month period of $14.8 million, partially offset by a net change of $3.5 million in operating assets and liabilities and non-cash charges of $313,000. The net increase in operating liabilities of $3.4 million was primarily comprised of increases in deferred revenues of $3.3 million, accounts payable and accrued liabilities of $104,000 and accrued compensation and employee benefits of $24,000. The net decrease in operating assets of $84,000 was comprised of decreases in accounts receivable balances of $467,000, partially offset by increases in prepaid expenses and other assets of $221,000 and interest receivable of $162,000. The non-cash charges consisted primarily of $1.6 million related to stock-based compensation and $187,000 related to depreciation and amortization, partially offset by amortization of premium / discount on investments of $1.5 million.

Net cash provided by investing activities was $18.4 million for the nine months ended September 30, 2008 and was comprised of cash proceeds associated with maturities of investments of $84.1 million and proceeds from sales of investments of $4.0 million, partially offset by cash used to purchase investments and property and equipment of $69.0 million and $715,000, respectively. Net cash used by investing activities was $25.0 million for the nine months ended September 30, 2007 and was comprised of cash used to purchase investments and property and equipment of $86.1 million and $816,000, respectively, partially offset by cash proceeds associated with maturities of investments of $61.9 million.

Net cash provided by financing activities for the nine-months ended September 30, 2008 and 2007 was $1.4 million and $40.2 million, respectively. Proceeds for the nine months ended September 30, 2008 were solely related to proceeds from the issuance of common stock related to stock option exercises. Proceeds for the nine months ended September 30, 2007 were related to net proceeds from the issuance of common stock related to a registered direct offering to a group of institutional investors of $28.0 million, proceeds from the issuance of common stock in connection with our laboratory research reagents license agreement with Sigma-Aldrich Corporation of $8.6 million and proceeds related to stock option exercises of $3.6 million.

While we expect our rate of cash usage to increase in the future, in particular to support our product development endeavors, we believe that the available cash resources, funds received from corporate collaborators, strategic partners and research grants will be sufficient to finance our operations through 2009. We may need to raise additional capital to fund our ZFP Therapeutic development activities. Additional capital may not be available on terms acceptable to us, or at all. If adequate funds are not available, our business, and our ability to develop our technology and our ZFP Therapeutic products, would be harmed.

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

Our market risks at September 30, 2008 have not changed materially from those discussed in Item 7A of our Form 10-K for the year ended December 31, 2007 on file with the Securities and Exchange Commission.

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

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We are not party to any material pending legal proceedings, other than routine litigation incidental to our business.

ITEM 1A.	RISK FACTORS

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

We have initiated and completed a Phase 1 study and initiated several Phase 2 clinical trials in our lead ZFP Therapeutic program. We have completed enrollment and treatment of the patients in the first of these trials of SB-509 for diabetic neuropathy and thus far have not observed any serious drug-related adverse events. However if our lead ZFP Therapeutic fails one of its safety studies, it could reduce our ability to attract new investors and corporate partners. In January 2005, we filed an IND with the FDA for SB-509, a ZFP TF activator of VEGF-A, for the treatment of mild to moderate diabetic neuropathy. We have completed enrollment and treatment of a Phase 1, single blind, single dose, dose-escalation trial to measure the laboratory and clinical safety of SB-509. We have completed enrollment of a repeat-dosing Phase 2 clinical trial (SB-509-601) and have 2 other related Phase 2 trials ongoing for this indication (SB-509-701 and SB-509-703). We also have initiated a Phase 2 clinical trial (SB 509-801) to evaluate SB-509 for the treatment of ALS. Some trial subjects have received more than one dose of SB-509 during the course of these Phase 2 studies. In addition, Phase 1 clinical trials of an identical ZFP TF have been carried out in subjects with peripheral artery disease. These early studies of a ZFP Therapeutic are a highly visible test of our ZFP Therapeutic approach. Since we have increased our focus on ZFP Therapeutic research and development, investors will increasingly assess the value of our technology based on the continued progress of ZFP Therapeutic products into and through clinical trials. If clinical trials of our lead therapeutic were halted due to safety concerns, this would negatively affect our operations and the value of our stock.

The results of early Phase 1 and Phase 2 trials are based on a small number of patients over a short period of time, and our progress may not be indicative of results in a large number of patients or of long-term efficacy.

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

Our proprietary research programs consist of research which is funded solely by the Company and in which the Company retains exclusive rights to therapeutic products generated by such research. This is in contrast to certain of our research programs that may be funded by corporate partners and in which we may share rights to any resulting products. We have conducted proprietary research since inception. However, in the past several years, our strategy has shifted toward placing greater emphasis on proprietary research and therapeutic development and we expect this trend will continue in 2009 as we continue to prosecute our Phase 2 clinical trials and bring new ZFP Therapeutics into clinical trials. Conducting proprietary research programs may not generate corresponding revenue and may create conflicts with our collaborators or strategic partners over rights to our intellectual property with respect to our proprietary research activities. Any conflict with our collaborators or strategic partners could reduce our ability to enter into future collaborations or strategic partnering agreements and negatively impact our relationship with existing collaborators and strategic partners which could reduce our revenue and delay or terminate our product development. The implementation of this strategy will involve substantially greater business risks, the expenditure of significantly greater funds than our historic research activities and will require substantial commitments of time from our management and staff.

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

In order for us to commercialize these therapeutic products directly, we would need to develop, or obtain through outsourcing arrangements, the capability to execute all of these functions. If we are unable to develop or otherwise obtain the requisite preclinical, clinical, regulatory, manufacturing, marketing, and sales capabilities, we would be unable to directly commercialize our therapeutics products which would limit our future growth.

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

Any products that we or our collaborators or strategic partners develop by using our ZFP technology platform will enter into highly competitive markets. Even if we are able to generate ZFP Therapeutics that are safe and effective for their intended use, competing technologies may prove to be more effective or less expensive, which, to the extent these competing technologies achieve market acceptance, will limit our revenue opportunities. In some cases, competing technologies have proven to be satisfactorily effective and less expensive, as has been the case with technologies competitive with our Enabling Technology. The effectiveness of these competing products has reduced the revenues generated by our Enabling Technology. Competing technologies may include other methods of regulating gene expression or modifying genes. ZFP TFs and ZFNs have broad application in the life sciences industry and compete with a broad array of new technologies and approaches being applied to genetic research by many companies. Competing proprietary technologies with our product development focus include:

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

We have generated operating losses since we began operations in 1995. The extent of our future losses and the timing of profitability are uncertain, and we expect to incur losses for the foreseeable future. We have been engaged in developing our ZFP TF technology since inception, which has and will continue to require significant research and development expenditures. In July 2007, we completed a registered direct offering to institutional investors for a total of 3,278,689 shares of common stock, at a price of $9.15 per share, resulting in net proceeds to us of $28.0 million. Also in July 2007, we entered into a license agreement and a related stock purchase agreement with Sigma-Aldrich Corporation (“Sigma”) under which we sold to Sigma 1.0 million shares of Sangamo’s common stock valued at $8.55 million. In June 2006, in an underwritten public offering and pursuant to an effective registration statement, we sold 3,100,000 shares of common stock at a public offering price of $6.75 per share, resulting in net proceeds of approximately $20.2 million. In November 2005, we completed a registered direct offering to institutional and strategic investors for a total of 5,080,000 shares of common stock at a price of $3.85 per share to the investors, resulting in net proceeds to Sangamo of approximately $18.2 million. To date, we have generated all other funding from revenues derived from strategic partnering agreements, Enabling Technology collaborations, federal government research grants and grants awarded by research foundations. As of September 30, 2008, we had an accumulated deficit of approximately $171.5 million. We expect to incur losses for the foreseeable future. These losses will increase as we expand and extend our research and development activities into human therapeutic product development. If the time required us to generate significant product revenues and achieve profitability is longer than we currently anticipate or if we are unable to generate liquidity through equity financing, we may not be able to sustain our operations.

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

During the quarter ended September 30, 2008, our common stock price ranged from a low of $6.91 to high of $11.52. During the past two years, our common stock price has fluctuated significantly, ranging from a low of $6.22 to a high of $19.08 during the year ended December 31, 2007, and a low of $4.10 to a high of $8.00 during the year ended December 31, 2006. In addition, the recent market instability caused by the turmoil in the financial industry has further contributed to the volatility of our stock price; in September and October 2008, our common stock price has fluctuated from a low of $6.02 to a high of $9.95. Volatility in our common stock could cause stockholders to incur substantial losses. An active public market for our common stock may not be sustained, and the market price of our common stock may continue to be highly volatile. The market price of our common stock has fluctuated significantly in response to the following factors, some of which are beyond our control:

•	announcements by us or future partners providing updates on the progress or development status of ZFP Therapeutics;

•	data from clinical trials;

•	changes in market valuations of similar companies;

•	overall market condition;

•	deviations in our results of operations from the guidance given by us or estimates of securities analysts;

•	announcements by us or our competitors of new or enhanced products, technologies or services or significant contracts, acquisitions, strategic relationships, joint ventures or capital commitments;

•	regulatory developments;

•	additions or departures of key personnel;

•	future sales of our common stock or other securities by the Company, management or directors, liquidation of institutional funds that comprised large holdings of Sangamo stock; and

•	decreases in our cash balances.

Our common stock is relatively thinly traded, which means large transactions in our common stock may be difficult to conduct in a short time frame.

We have a relatively low volume of daily trades in our common stock on the Nasdaq Global Market. For example, the average daily trading volume in our common stock on the Nasdaq Global Market over the ten-day trading period prior to October 20, 2008 was approximately 366,670 shares per day. Any large transactions in our common stock may be difficult to conduct and may cause significant fluctuations in the price of our common stock.

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

We are a small company with 77 full-time employees as of October 21, 2008 and our success depends on our continued ability to attract, retain, and motivate highly qualified management and scientific personnel and our ability to develop and maintain important relationships with leading research and academic institutions and scientists. Competition for personnel and academic and other research collaborations is intense. The success of our technology development programs depends on our ability to attract and retain highly trained personnel. We have experienced a rate of employee turnover that we believe is typical of emerging biotechnology companies. If we lose the services of personnel with the necessary skills, it could significantly impede the achievement of our research and development objectives. We are not presently aware of any plans of specific employees to retire or otherwise leave the company. If we fail to negotiate additional acceptable collaborations with academic and other research institutions and scientists, or if our existing collaborations are unsuccessful, our ZFP Therapeutic development programs may be delayed or may not succeed.

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

If we do not successfully commercialize ZFP-based research reagents under our license agreement with Sigma-Aldrich Corporation or ZFP-based agricultural products with Dow AgroSciences, or if Sigma or Dow AgroSciences terminates our agreements, our ability to generate revenue under these license agreements may be limited.

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

On October 24, 2006, we entered into a Research, Development and Commercialization Agreement with JDRF. Under the agreement and subject to its terms and conditions, including our achievement of certain milestones associated with our Phase 2 clinical trial of SB-509 (SB-509-601) for the treatment of diabetic neuropathy, JDRF has paid us a total of $2.5 million through September 30, 2008. We are obligated to cover the costs of the Phase 2 trial that are not covered by JDRF’s grant.

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

The interest of management could conflict with the interest of our other stockholders. Our executive officers and directors beneficially own, in the aggregate, approximately 10% of our outstanding common stock as of October 21, 2008. As a result, these stockholders, if they choose to act together, may have a material impact on all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This could have the effect of delaying or preventing a change of control of Sangamo, which in turn could reduce the market price of our stock.

ITEM 6.	EXHIBITS

(a) Exhibits:

10.1(+)	Research and License Agreement dated as of July 8, 2008 between F. Hoffmann–La Roche Ltd and Hoffmann-La Roche Inc. and Sangamo BioSciences, Inc.

10.2(+)	Letter Agreement dated July 2, 2008 between Sigma-Aldrich Corporation and Sangamo BioSciences, Inc.

31.1	Rule 13a — 14(a) Certification by President and Chief Executive Officer

31.2	Rule 13a — 14(a) Certification by Principal Financial and Accounting Officer

32.1	Certification Pursuant to 18 U.S.C. Section 1350.

(+)	Confidential treatment has been requested for certain information contained in this document. Such information has been omitted and filed separately with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SANGAMO BIOSCIENCES, INC. Dated: November 4, 2008

/s/ H. Ward Wolff
H. Ward Wolff Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)