Form 10-K
period 2008-12-31
SANGAMO BIOSCIENCES INC
filed 2009-03-03
CIK 1001233

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

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

None

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $0.01 par value per share	Nasdaq Global Market

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes  ☐    No  ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐                  Accelerated filer  ☑                  Non-accelerated filer  ☐                  Smaller reporting company  ☐

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

The aggregate market value of the voting stock held by non-affiliates of the registrant based upon the closing sale price of the common stock on June 30, 2008 (the last business day of the registrant’s most recently completed second fiscal quarter), as reported on the Nasdaq Global Market was $365,661,037. For purposes of this calculation, directors and executive officers of the registrant have been deemed affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at February 1, 2009
Common Stock, $0.01 par value per share	41,066,389 shares

DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts Into Which Incorporated
Proxy Statement for the 2009	Part III
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

PART I

ITEM 1 – BUSINESS

Overview

We are the leader in the research, development and commercialization of zinc finger DNA-binding proteins (ZFPs), a naturally occurring class of proteins, and have used our knowledge and expertise to develop a proprietary technology platform. ZFPs can be engineered (see Fig. 1) to make ZFP transcription factors (ZFP TFsTM ), proteins that can be used to turn genes on or off, and ZFP nucleases (ZFNsTM ), proteins that enable us to modify DNA sequences in a variety of ways. As ZFPs act at the DNA level, they have broad potential applications in several areas including human therapeutics, plant agriculture, research reagents and cell-line engineering.

The main focus for our company is the development of novel human therapeutics and we are building a pipeline of ZFP TherapeuticsTM. Our lead ZFP Therapeutic, SB-509, a plasmid formulation of a ZFP TF activator of the vascular endothelial growth factor-A (VEGF-A) gene, is under evaluation in three Phase 2 clinical trials for the treatment of diabetic neuropathy (DN) and one Phase 2 trial for amyotrophic lateral sclerosis (ALS). We expect to have additional data from our Phase 2 trials in DN in 2009 and to complete enrollment and treatment in our Phase 2 study for ALS in 2009.

In 2008 we filed an Investigational New Drug (IND) application with the Food and Drug Administration (“FDA”) and have initiated a Phase 1 clinical trial to evaluate SB-728-T for the treatment of HIV/AIDS. SB-728-T represents the first therapeutic application of our ZFN technology. In 2009 we also expect to file an IND application for a Phase 1 trial to evaluate a ZFN-based therapeutic for the treatment of glioblastoma multiforme, a type of brain cancer.

We have preclinical development programs of ZFP Therapeutics in spinal cord injury, stroke, traumatic brain injury, neuropathic pain, and Parkinson’s disease. We have additional research-stage programs in X-linked severe combined immunodeficiency (X-linked SCID), hemophilia and hemoglobinopathies.

We believe the potential commercial applications of ZFPs are broad-based and we have capitalized on our ZFP platform by facilitating the sale or licensing of ZFP TFs or ZFNs to companies working in fields outside human therapeutics.

•

We have a license agreement with Dow AgroSciences, LLC (“DAS”), a wholly owned indirect subsidiary of Dow Chemical Corporation. Under the agreement, Sangamo is providing DAS with access to Sangamo’s ZFP technology and the exclusive right to use it to modify the genomes or alter the nucleic acid or protein expression of plant cells, plants, or plant cell cultures. DAS plans to market ZFP-derived plant products under the trademark EXZACTTM Precision Technology. We have retained rights to use plants or plant-derived products to deliver ZFP TFs or ZFNs into human or animals for diagnostic, therapeutic, or prophylactic purposes.

•

We have a license agreement with the research reagent company Sigma-Aldrich Corporation (“Sigma”). Sigma has the exclusive right to develop and market high value laboratory research reagents based upon Sangamo’s ZFP technology. Sigma is marketing ZFN-derived gene editing tools under the trademark CompoZrTM.

•

We also have license agreements with life sciences companies including Pfizer Inc, (“Pfizer”), Genentech Inc. (“Genentech”), Medarex, Inc., and research agreements with Amgen Inc., Novo Nordisk Inc., Novartis A/G, and Kirin Brewery Company. Under these agreements, we are providing access to Sangamo’s proprietary ZFP technology to generate cell lines with novel characteristics for protein pharmaceutical production.

We have a substantial intellectual property position in the design, selection, composition, and use of engineered ZFPs to support all of these commercial activities. As of February 6, 2009, we either own outright or have exclusively licensed the commercial rights to approximately 243 patents issued in the United States and foreign national jurisdictions, and we have 244 patent applications owned and licensed pending worldwide. We continue to license and file new patent applications that strengthen our core and accessory patent portfolio. We believe that our proprietary position will protect our ability to research, develop, and commercialize products and services based on ZFP technology across our chosen applications.

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

Figure 1

The Two Domain Structure of a ZFP Therapeutic

Engineered Zinc Finger Protein Transcription Factors (ZFP TFs) for Gene Regulation and Engineered ZFP Nucleases (ZFNs) for Gene Modification

Zinc finger DNA-binding proteins or ZFPs are the largest class of naturally occurring transcription factors in organisms from yeast to man. Consistent with the two-domain structure of natural ZFP transcription factors, we take a modular approach to the design of the proteins that we engineer. The ZFP portion, the DNA-recognition domain, is typically composed of three or more zinc fingers. Each individual finger recognizes and binds to a three base pair sequence of DNA and multiple fingers can be linked together to recognize longer stretches of DNA, thereby improving specificity. By modifying the amino acids of a ZFP that directly interact with DNA, we can engineer novel ZFPs capable of recognizing pre-selected DNA sequences within, or near, virtually any gene.

We use the engineered ZFP DNA-binding domain linked to a functional domain. The ZFP DNA-binding domain brings the functional domain into the proximity of the gene of interest. Thus, Sangamo’s scientists can create a ZFP TF which is capable of controlling or regulating a target gene in the desired manner. For instance, attaching an activation domain to a ZFP will cause a target gene to be “turned on.” Alternatively, a repression domain causes the gene to be “turned off.” Our lead ZFP Therapeutic SB-509 is designed to turn a gene on. SB-509 is a ZFP TF activator of the VEGF-A gene. VEGF-A has been shown to have angiogenic properties, i.e. to promote the growth of blood vessels, and to have a protective and regenerative effect on nerve tissue. We are testing this ZFP TF in Phase 2 clinical trials in subjects with DN and ALS, and we have preclinical programs in stroke, spinal cord injury and traumatic brain injury. We are also developing ZFP TFs that turn gene expression off. We have programs in neuropathic pain focused on the repression of pain receptors, Trk-A and PN3, and these ZFP TFs are in preclinical testing.

Our engineered ZFPs can also be attached to the cleavage domain of a restriction endonuclease, an enzyme that cuts DNA, creating a zinc finger nuclease or ZFN. The ZFN is able to recognize its intended gene target through its engineered ZFP DNA-binding domain (Figure 1). When a pair of ZFNs is bound to the DNA in the correct orientation and spacing, the DNA sequence is cut between the ZFP binding sites. DNA binding by both ZFNs is necessary for cleavage. This break in the DNA triggers a natural process of DNA repair in the cell. The repair process can be harnessed to achieve one of several outcomes that may be therapeutically useful. If cells are simply treated with ZFNs alone the repair process frequently results in joining together of the two ends of the broken DNA and the consequent loss of a small amount of genetic material that results in disruption of the original DNA sequence. This can result in the generation of a shortened or non-functional protein, i.e. gene disruption. We believe that ZFN-mediated gene modification may be used to disrupt a gene that is involved in disease pathology such as disruption of the CCR5 gene to treat HIV infection or the disruption of the glucocorticoid receptor gene to make engineered “killer” T-cells resistant to glucocorticoids as in our glioblastoma program. In contrast, if cells are treated with ZFNs in the presence of an additional “donor” DNA sequence that encodes the correct gene sequence, the cell can use the donor as a template to correct the cell’s gene as it repairs the break resulting in ZFN-mediated gene correction. ZFN-mediated gene correction enables a corrected gene to be expressed in its natural chromosomal context and may provide a novel approach for the precise repair of DNA sequence mutations responsible for monogenic diseases such as sickle cell anemia and X-linked severe combined immunodeficiency (X-linked SCID). In addition, by making the donor sequence a gene-sized segment of DNA, a new copy of a gene can also be added into the genome at a specific location. The ability to place a gene-sized segment of DNA specifically into a pre-determined location in the genome eliminates the insertional mutagenesis concerns associated with traditional gene replacement approaches.

To date, we have designed, engineered, and assembled several thousand ZFPs and have tested many of these proteins for their affinity, or tightness of binding to their DNA target as well as their specificity, or preference for their intended DNA target. We have developed methods for the design, selection, and assembly of ZFPs capable of binding to a wide spectrum of DNA sequences and genes. We have linked ZFPs to numerous functional domains to create gene-specific ZFP TFs and have demonstrated the ability of these ZFP TFs to regulate hundreds of genes in dozens of different cell types and directly in whole organisms, including mice, rats, rabbits, pigs, fruit flies, worms, zebrafish and yeast, and in plant species including canola and maize. Sangamo scientists and collaborators have published data in peer-reviewed scientific journals on the transcriptional function of ZFP TFs, successful gene modification using ZFNs and the resulting changes in the behavior of the target cell, tissue, or organism. We have also administered plasmid encoding our VEGF-A activating transcription factor to humans as part of our clinical trials. We are currently evaluating the efficacy of both ZFP TFs and ZFNs in man.

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

THERAPEUTIC PRODUCT DEVELOPMENT

ZFP Therapeutic Product Development Programs

Our lead therapeutic development programs are based on the development of a ZFP TF that has been engineered to activate a patient’s own vascular endothelial growth factor-A (VEGF-A) gene. VEGF-A has been demonstrated to have both angiogenic and direct neuroproliferative, neuroregenerative and neuroprotective properties. The VEGF-A gene encodes multiple forms (isoforms) of the VEGF-A protein which exhibit slightly different properties and bind to different VEGF-A receptors. It is believed that all of these isoforms are required to be present in specific ratios to achieve a full biological effect. We believe that this differentiates Sangamo’s approach. We are developing formulations of this VEGF-activating ZFP TF, also called SB-509, for the following conditions: diabetic neuropathy and ALS (see Table 1) and are evaluating the ZFP Therapeutic in several ongoing clinical trials. We are also evaluating the VEGF ZFP TF in preclinical animal studies in spinal cord injury, traumatic brain injury and stroke.

Product Candidate	Targeted Indication	Stage of Development	Protocol	Milestones
SB-509	Diabetic Neuropathy: mild to moderate	Phase 1	SB-509-401	Completed.

	Diabetic Neuropathy: mild to moderate	Phase 2	SB-509-601	Subject enrollment complete. No differences between SB-509 and placebo treated subjects were observed in the top line data. Further analysis ongoing, data in 2009.

	Diabetic Neuropathy: moderate to severe	Phase 2	SB-509-701A and B	Enrollment of first treatment group completed (Part A). Trial expanded to include second treatment group (Part B). Expect to present data from Part A and complete enrollment of Part B in 2009.

	Stem cell mobilization: mild to moderate DN	Phase 2	SB-509-703	Enrollment completed. Expect to present data in 2009.

	Amyotrophic Lateral Sclerosis	Phase 2	SB-509-801	Study initiated in 2008. Expect to complete enrollment and treatment in 2009.

Table 1: Summary of current clinical programs evaluating Sangamo’s ZFP TF activator of VEGF-A, SB-509.

Diabetic Neuropathy (DN)

Market Opportunity

Diabetic peripheral sensory and motor neuropathy is one of the most frequent complications of diabetes. Symptoms include numbness, tingling sensations and pain particularly in the toes or feet which may evolve into loss of sensation and motor function as nerve damage progresses. Ulcers and sores may appear on numb areas of the foot or leg because pressure or injury goes unnoticed. Despite adequate treatment, these areas of trauma frequently become infected and this infection may spread to the bone, necessitating amputation of the leg or foot. The rate of amputation for people with diabetes is ten times higher than that for non-diabetics and more than 60%

of non-traumatic lower-limb amputations in the United States occur among people with diabetes. In 2004, this translated to approximately 71,000 non-traumatic lower limb amputations. Diabetes is a growing problem. The Centers for Disease Control estimates that from 1980 through 2007, the number of Americans with diabetes increased from 5.6 million to 23.6 million and of those about 60 percent to 70 percent have mild to severe forms of neuropathy.

Current Treatments

Apart from rigorous control of blood glucose, the only therapies approved by the FDA for the treatment of DN are analgesics and antidepressants such as Lyrica® (pregabalin) and Cymbalta® (duloxetine hydrochloride) that address the symptoms of pain but do not retard or reverse the progression of the disease.

Sangamo’s Therapeutic Approach

Sangamo is developing SB-509, an injectable formulation of plasmid DNA that encodes a ZFP TF, designed to up-regulate the patient’s own VEGF-A gene in an effort to address the underlying nerve damage caused by DN. Human clinical studies have demonstrated that VEGF expression is reduced in diabetic patients with neuropathy and that the more severe the symptoms the greater the reduction in VEGF-A expression (Diabetes Care (2008) Vol: 31 p140-145). We have completed preclinical studies of VEGF-A activation using our ZFP Therapeutic, SB-509, in animal models of DN and demonstrated that single and repeat intramuscular injections of SB-509 in rats with diabetes resulted in protection of nerve function in the treated limb as measured by sensory and motor nerve conduction velocities (Diabetes (2006) Vol:55 p1847-1854).

In January 2005, we filed an IND application with the FDA for SB-509 for the treatment of mild to moderate diabetic neuropathy. We completed enrollment and treatment of a Phase 1a, single blind, dose-escalation trial to measure the laboratory and clinical safety of SB-509 in human subjects and extended this study to a larger Phase 1b study (SB-509-401). Data from our Phase 1 trial demonstrated that a single treatment of SB-509 was well-tolerated and that no drug-related severe adverse events (SAEs) were observed. Moreover, data from the Phase 1b clinical trial presented at the American Diabetes Association Meeting in June 2008 demonstrate improvements in measures of nerve health. We observed a statistically significant improvement in quantitative sensory testing and nerve examination (NIS-LL) and clinically relevant trends toward improvement in nerve conduction velocity measurements in subjects with mild to moderate diabetic neuropathy over a six month period after a single administration of SB-509.

We initiated a double-blind, placebo-controlled, repeat-dosing multi-center Phase 2 clinical trial of SB-509 (SB-509-601) in November 2006 having entered into an agreement with Juvenile Diabetes Research Foundation International (JDRF) in October 2006 to provide up to $3.0 million in funding to support this trial. We completed enrollment of subjects into this trial in December 2007 and in November 2008 presented top-line data from this study. The data demonstrate that repeat administration of the drug is well tolerated in subjects with mild to moderate DN. However, no significant differences were observed between the SB-509 and placebo treated subjects in a number of measures of nerve function and health at the primary analysis point, day 180 post-treatment. We are continuing to analyze these data and expect to present a more complete data set at a suitable medical or scientific meeting in 2009.

In April 2007, we initiated a second repeat-dosing placebo-controlled Phase 2 clinical study (SB-509-701) to evaluate SB-509 in subjects with moderate to severe DN. In June 2008 we expanded this trial to include an additional cohort of subjects (group B) treated with a different dosing schedule. We presented an interim analysis of data from the first group (A) in October 2008. The data demonstrated that the drug was well tolerated in a repeat dosing setting in this population and among subjects who entered the trial with blocked sural nerves, we observed preferential recovery of NCV in SB-509-treated subjects compared with the placebo-treated group during 180 days post treatment in subjects who entered the trial with blocked sural nerves. We expect to have further data from this single-blind trial in 2009.

In preclinical and clinical studies we have observed a mobilization of so-called “Aldehyde dehydrogenase (ALDH)-bright cells” into the bloodstream after treatment with SB-509. ALDH-bright cells can be identified by their ability to be stained with a substrate of aldehyde dehydrogenase, an enzyme that is highly expressed in stem cells. ALDH-bright cell populations of human bone marrow have been shown to be highly enriched in cell types thought to mediate tissue repair, including endothelial, mesenchymal, neural and hematopoietic progenitor cells. Stem cells are of interest as potential therapeutic agents as they can be induced to become cells with a special function in the body such as nerves and blood vessels and can potentially migrate from the blood circulation into areas of injury or degeneration to participate in the body’s repair response. This observation may also serve as a pharmacodynamic surrogate biomarker enabling a physician to easily monitor progress of our therapy for DN after SB-509 administration. In January 2008, we initiated a single-blind, placebo-controlled, Phase 2 clinical trial (SB-509-703) in subjects with mild to moderate DN designed to evaluate the pharmacokinetics of stem cell mobilization into the bloodstream after treatment with varying doses of SB-509 as well as the clinical safety and clinical effects of SB-509 administration. We have completed enrollment of this trial and expect to have data in 2009.

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

Sangamo’s Therapeutic Approach

There are both animal and clinical data suggesting that a defect or deficiency in VEGF expression plays a role in ALS. We plan to evaluate whether a regional muscle or systemic effect of SB-509 delivery will result in a therapeutic effect in ALS. In September 2008 we initiated a Phase 2 clinical trial (SB-509-801) to evaluate SB-509 in subjects with ALS. We expect to complete enrollment of this study in 2009.

Human Immunodeficiency Virus (HIV) and Acquired Immunodeficiency Syndrome (AIDS)

Market Opportunity

HIV infection results in the death of immune system cells and thus leads to AIDS, a condition in which the body’s immune system is depleted to such a degree that the patient is unable to fight off common infections. Ultimately, these patients succumb to opportunistic infections or cancers. According to UNAIDS/WHO, over 2.7 million people were newly infected with HIV in 2007. An estimated 2.0 million people died of AIDS in the same year. There are now over 33 million people living with HIV and AIDS worldwide. The CDC estimates that, in the United States alone, there were 1.2 million people living with HIV/AIDS, approximately 54,000 new infections and 23,000 deaths in 2007.

Current Treatments

Currently, there are 30 antiretroviral drugs approved by the FDA to treat people infected with HIV. These drugs fall into four major classes: reverse transcriptase (RT) inhibitors, protease inhibitors, integrase inhibitors and entry and fusion inhibitors. This latter class also includes a small molecule antagonist of the CCR5 receptor, Selzentry® (maraviroc). This drug is being used in combination with other antiretroviral agents for treatment-experienced adult patients infected with CCR5-tropic HIV-1 strains that are resistant to multiple antiretroviral agents. There are no study results demonstrating the effect of Selzentry on clinical progression of HIV-1 and the drug carries a black box warning of liver toxicity.

As HIV reproduces itself, variants of the virus emerge, including some that are resistant to antiretroviral drugs. Therefore, doctors recommend that people infected with HIV take a combination of antiretroviral drugs known as highly active antiretroviral therapy, or HAART. This strategy typically combines drugs from at least two different classes of antiretroviral drugs. Currently available drugs do not cure HIV infection or AIDS. They can suppress the virus, even to undetectable levels, but they cannot eliminate HIV from the body. Hence, people with HIV need to continuously take antiretroviral drugs which can have significant side effects over time.

Sangamo’s Therapeutic Approach

CCR5 is a co-receptor for HIV entry into T-cells and, if CCR5 is not expressed on their surface, HIV is less efficient at infecting these cells. A population of individuals that is immune to HIV infection, despite multiple exposures to the virus, has been identified and extensively studied. The majority of these individuals have a natural mutation, CCR5delta32, resulting in the expression of a shortened, or truncated, and non-functional CCR5 protein. This mutation appears to have no observable deleterious effect. We are using our ZFN-mediated gene disruption technology to disrupt the CCR5 gene in cells of a patient’s immune system to make these cells permanently resistant to HIV infection. The aim is to provide a population of HIV-resistant cells that can fight HIV and opportunistic infections mimicking the situation in individuals that carry the natural mutation. In December 2008, in collaboration with scientists at the University of Pennsylvania, we filed an IND application for a Phase 1 trial of our CCR5 ZFP Therapeutic, SB-728-T. This trial began enrolling subjects in February 2009, at the University of Pennsylvania. We also have a research stage program to investigate this approach in hematopoietic stem cells and as an in-vivo application.

ZFP Therapeutic Pre-clinical Stage Programs

In addition to our ongoing Phase 2 clinical trials in DN and stem cell mobilization, ALS and our Phase 1 study in HIV/AIDS, we currently have a pre-IND program and multiple preclinical-stage programs (i.e., lead ZFP TF molecules in animal efficacy studies).

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

In collaboration with clinicians at City of Hope (“COH”) we are developing a ZFP Therapeutic that uses our ZFN technology to disrupt the expression of the gene encoding the glucocorticoid receptor. Our collaborators have developed an engineered protein known as an IL-13 “zetakine” that, when expressed in cytotoxic or “killer” T-cells, enables them to seek out and destroy glioblastoma cells in the brain. In an investigator-sponsored IND, patients have been treated with zetakine-modified T-cells which have shown significant anti-tumor activity. In the current clinical protocol, T-cells are removed from a patient with GM and modified to express the zetakine. These modified cells are infused into the brain following surgery for the targeted elimination of residual tumor cells. Frequently, however, a glucocorticoid such as Decadron® must be administered to patients post-surgery to control brain swelling. Glucocorticoids inactivate or kill the therapeutic T-cells through a protein known as the glucocorticoid receptor (GR). Cells without a functional GR are drug-resistant and are therefore available to destroy tumor cells. Our goal is to generate zetakine positive, GR-negative T-cells thus enabling the full treatment effect to occur even in the presence of Decadron. In December 2006, we entered into a broad, exclusive license agreement with the COH for use of the zetakine with our technology. Sangamo retains commercialization rights and COH receives success-based milestone and downstream payments. We anticipate filing an IND application for a Phase 1 clinical trial of this therapeutic in 2009.

Neuropathic Pain (Cancer Pain)

Neuropathic pain comprises a set of chronic pain disorders that cannot be connected to a physical trauma, as is the case with acute pain. There are several million patients with neuropathic pain in the United States including late-stage cancer patients. Studies have shown that 90% of patients with advanced cancer experience severe pain, and that pain occurs in 30% of all cancer patients regardless of the stage of the disease. Pain usually increases in intensity as cancer progresses. The most common cancer pain is from tumors that metastasize to the bone. 60-80% of cancer patients with bone metastases experience severe pain. The second most common cancer pain is caused by tumors infiltrating nerves. Tumors near neural structures may cause the most severe pain. The few drugs currently being used to treat pain in these patients show marginal efficacy and can have very significant side effects. Chronic pain is a major and underserved market opportunity and is now an area of intense focus by pharmaceutical researchers owing to the discovery of several new pain-related pathways and drug targets. Recent studies have shown that in chronic pain, certain proteins in nerve cell membranes are up-regulated or over-expressed. Our scientists have identified ZFP TF candidates that repress the expression of two of these pain targets, Trk-A and PN3, in cell-based models. Trk-A and PN3 fall into the class of “non-druggable” targets. We have incorporated these ZFP TFs into gene transfer vectors and have demonstrated a statistically significant reduction of pain in an animal model of bone cancer pain after treatment with Sangamo’s ZFP TF repressor of Trk-A. Further animal studies are ongoing.

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

Parkinson’s Disease (PD)

Parkinson’s disease is a chronic, progressive disorder of the central nervous system and results from the loss of cells in a section of the brain called the substantia nigra. These cells produce dopamine, a chemical messenger responsible for transmitting signals within the brain. Loss of dopamine causes critical nerve cells in the brain, or neurons, to fire out of control, leaving patients unable to direct or control their movement in a normal manner. The symptoms of Parkinson’s may include tremors, difficulty maintaining balance and gait; rigidity or stiffness of the limbs and trunk; and general slowness of movement (also called bradykinesia). Patients may also eventually have difficulty walking, talking, or completing other simple tasks. Symptoms often appear gradually yet with increasing severity and the progression of the disease may vary widely from patient to patient. There is no cure for Parkinson’s disease. Drugs have been developed that can help patients manage many of the symptoms; however they do not prevent disease progression. In January 2007, we were awarded a grant of $950,000 by The Michael J. Fox Foundation for Parkinson’s Research (MJFF) to support the development of a ZFP TF activator of glial cell line-derived neurotrophic factor (GDNF) to treat PD. In collaboration with scientists at the University of California, San Francisco (UCSF), we are evaluating ZFP TFs that activate the glial cell line-derived neurotrophic factor (GDNF) gene in pre-clinical animal efficacy models of Parkinson’s Disease.

Stroke

A stroke occurs when a blood clot blocks an artery, or a blood vessel breaks, interrupting blood flow to an area of the brain. When either of these events occurs, brain cells begin to die, frequently resulting in brain damage. When brain cells die during a stroke, abilities controlled by that area of the brain are lost. These abilities can include speech, movement and memory. How a stroke patient is affected depends on where the stroke occurs in the brain and how much the brain is damaged. According to the Centers for Disease Control, stroke killed approximately 144,000 people in 2005 and is the third largest cause of death in the United States. Data from Greater Cincinnati/Northern Kentucky Stroke Study/National Institute of Neurological Diseases and Stroke (GCNKSS/NINDS) studies show that about 780,000 people suffer a new or recurrent stroke each year. About 600,000 of these are first attacks and 180,000 are recurrent attacks. As a consequence stroke is a leading cause of serious, long-term disability in the US. About 5.8 million stroke survivors are alive today. We are evaluating our ZFP TF activator of the VEGF-A gene in pre-clinical animal efficacy models of stroke.

ZFP Therapeutic Research Programs

We also have several research stage ZFN-mediated gene modification programs in progress. These initiatives include programs in hemophilia and the hemoglobinopathies and in immune system disorders such as X-linked severe combined immunodeficiency (X-linked SCID).

CORPORATE RELATIONSHIPS

We are applying our ZFP technology platform to several commercial applications in which our products provide Sangamo and our strategic partners and collaborators with potential technical, competitive, and economic advantages. Where and when appropriate, we have established and will continue to pursue ZFP Therapeutic strategic partnerships, corporate partnerships in non-therapeutic areas and Enabling Technology collaborations with selected pharmaceutical, biotechnology and chemical companies to fund internal research and development activities and to assist in product development and commercialization.

Agreement with Dow AgroSciences in Plant Agriculture

Sangamo scientists and collaborators have shown that ZFP TFs and ZFNs can be used to regulate and modify genes in plants. The ability to regulate gene expression with engineered ZFP TFs may lead to the creation of new plants that increase crop yields, lower production costs and are more resistant to herbicides, pesticides, and plant pathogens, which could permit the development of branded agricultural products with unique nutritional and processing characteristics. In addition, ZFNs may be used to facilitate the efficient and reproducible generation of transgenic plants.

We have an exclusive commercial license agreement with Dow AgroSciences LLC (“DAS”), a wholly owned indirect subsidiary of Dow Chemical Corporation. Under this agreement, we are providing DAS with access to our proprietary zinc finger DNA-binding protein (ZFP) technology and the exclusive right to use our ZFP technology to modify the genomes or alter the nucleic acid or protein expression of plant cells, plants, or plant cell cultures. We have retained rights to use plants or plant-derived products to deliver ZFP transcription factors (ZFP TFs™) or zinc-finger nuclease (ZFN™) into human or animals for diagnostic, therapeutic, or prophylactic purposes.

Pursuant to the Research License and Commercial Option Agreement which we entered into in October 2005, DAS made an initial cash payment to us of $7.5 million. In November 2005, the Company sold approximately 1.0 million shares of common stock to DAS at a price of $3.85 per share, resulting in proceeds of $3.9 million. Our agreement with DAS provided for an initial three-year research term during which DAS agreed to pay Sangamo $6.0 million in research funding over the three-year period and make additional payments of up to $4.0 million in research milestone payments during this same period, depending on the success of the research program. We agreed to supply DAS and its sublicensees with ZFP TFs and/or ZFNs for both research and commercial use over the initial three year period of the agreement.

In June 2008, DAS exercised its option under the agreement to obtain a commercial license to sell products incorporating or derived from plant cells generated using our ZFP technology, including agricultural crops, industrial products and plant-derived biopharmaceuticals. The exercise of the option triggered a one-time commercial license fee of $6.0 million, payment of the remaining $2.3 million of the previously agreed $4.0 million in research milestones, minimum sublicensing payments totaling up to $25.3 million over 11 years, development and commercialization milestone payments for each product, and royalties on sales of products. Furthermore, DAS has the right to sublicense our ZFP technology to third parties for use in plant cells, plants, or plant cell cultures, and we will be entitled to 25% of any cash consideration received by DAS under such sublicenses. The research program has been extended beyond the initial three-year research term and DAS is providing additional research funding.

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

The commercial license fee of $6.0 million, the remaining research milestones of $2.3 million, and the unrecognized portion of the initial cash payment are recognized ratably over the period from option exercise through December 31, 2009, which reflects the estimated timing over which the ZFP manufacturing technology transfer will occur, as well as the period over which Sangamo will be performing additional research services for DAS.

Revenues under the agreement were $7.4 million, $5.3 million, and $5.2 million during 2008, 2007, and 2006, respectively. Related costs and expenses incurred under the agreement were $391,000, $467,000 and $568,000 during 2008, 2007 and 2006, respectively.

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

Under the terms of the agreement, Sigma made an initial payment comprising an upfront license fee and the purchase of one million (1,000,000) shares of Sangamo’s common stock under a separate stock purchase agreement, resulting in a total upfront payment to Sangamo of $13.5 million, which consists of an equity investment by Sigma in Sangamo common stock valued at $8.55 million, a $3.95 million license fee, and $1.0 million of research funding. Under the license agreement, we may receive additional research funding of up to $2.0 million, development milestone payments of up to $5.0 million, and commercial milestone payments based on net sales of up to $17.0 million, subject to the continuation of the agreement. During the term of the license agreement, Sigma is obligated to pay to Sangamo minimum annual payments, a share of certain revenues received by Sigma from sublicensees, and royalty payments on the sale of licensed products and services. Sigma also has the right to sublicense the ZFP technology for research applications and we will receive 50% of any sublicensing revenues in the first two years and 25% of any sublicensing revenues thereafter. We retain the sole right to use and license our ZFP technology for GMP production purposes, for the production of materials used in or administered to humans, and for any other industrial commercial use.

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

In December 2008, we achieved a major production throughput milestone as part of our agreement which triggered a payment of $1.0 million from Sigma, and was fully recognized as revenue in 2008.

Revenues related to the research license under the Sigma agreement are being recognized ratably over the three-year research term of the agreement and were $1.3 million and $603,000 during 2008 and 2007, respectively. Revenues attributable to collaborative research and development performed under the Sigma agreement were $2.0 million and $458,000 during 2008 and 2007, respectively. Royalty revenues under the Sigma agreement were $388,000 and $0 during 2008 and 2007, respectively. Related costs and expenses incurred under the Sigma agreement were $2.2 million and $316,000 during 2008 and 2007, respectively.

Enabling Technology Programs and Partners

We began marketing our Enabling Technologies to the pharmaceutical and biotechnology industry in 1998. Our Enabling Technology collaborations have been based upon applying our ZFP TF and ZFN technology and intellectual property in products and areas outside ZFP Therapeutics.

Pharmaceutical Protein Production

The production of pharmaceutical proteins, such as therapeutic antibodies, is an important area of commercial growth. According to a report by the independent business information provider Visiongain, ten years ago, there were only two monoclonal antibody drugs on the world market. Currently there are 21 FDA approved therapies. In 2007, the therapeutic antibody market was worth $21.9 billion. Sangamo scientists and their collaborators have demonstrated that ZFP-engineered mammalian cells may be used to increase the yield of systems used for pharmaceutical protein production.

We have established several research collaborations in this area. Commencing in December 2004, we had a research collaboration agreement with Pfizer to use our ZFP technology to develop enhanced cell lines for protein pharmaceutical production. Under the terms of the agreement, Pfizer funded research at Sangamo and we provided our proprietary ZFP technology for Pfizer to assess its feasibility for use in mammalian cell-based protein production. We generated novel cell lines and vector systems for enhanced protein production as well as novel technology for rapid creation of new production cell lines. In December 2008, we entered into a license agreement with Pfizer to provide Pfizer with a worldwide, non-exclusive license for the use of certain ZFP Nuclease (ZFNs) reagents to permanently eliminate the Glutamine Synthetase (GS) gene in Chinese Hamster Ovary (CHO) cell lines and for the use of these ZFN-modified cells for clinical and commercial production of therapeutic proteins. Under the terms of this agreement we received a one time payment of $3.0 million from Pfizer for a fully paid commercial license.

Revenues under the Pfizer agreements were $3.0 million, $96,000 and $747,000 in 2008, 2007, and 2006, respectively. Related costs and expenses incurred under the Pfizer agreements were $66,000, $358,000 and $342,000 in 2008, 2007 and 2006, respectively.

In April 2007, we established a research and license agreement with Genentech, Inc. Under our agreement with Genentech, we are developing ZFNs capable of making targeted modifications to the genome of Genentech cell lines to generate cell lines with novel characteristics for protein pharmaceutical production purposes. Genentech paid an upfront fee, will pay an ongoing technology access fee, and certain payments upon achievement of specified milestones relating to the research of ZFNs and the development and commercialization of products manufactured using a modified cell line created by our ZFN technology. The agreement was expanded to include further ZFNs in February 2008. Under the expanded agreement, we may directly offer the ZFN-related services to Genentech and Sigma will in return receive a share of certain payments made to us by Genentech. Revenues recognized under the expanded agreement are included in royalty revenues from Sigma, as described above.

Revenues attributable to collaborative research and development performed under the Genentech agreement were $389,000 during 2008 and $283,000 during 2007. Costs and expenses performed under the Genentech agreement were $147,000 during 2008 and $82,000 during 2007.

We are also providing our ZFP technology to several companies including Amgen, Inc., Novartis A/G Novo Nordisk Inc. and Kirin Brewery Company for evaluation of its use in developing enhanced cell lines for protein production.

Transgenic Animals

In April, 2008, we entered into a license agreement with Open Monoclonal Technology, Inc. (“OMT”). Under the agreement we have granted OMT a royalty-bearing, non-exclusive, sublicensable worldwide license for the commercial use of a transgenic animal generated using our ZFP technology. We have received an upfront license fee, and will receive payments upon the achievement of certain clinical development milestones, a share of payments received by OMT from sublicensees, and royalties on sales of any products developed using Sangamo’s ZFP technology. For any given OMT product, OMT has the right to buy out its future royalty payment obligations under the agreement by paying a lump sum fee to Sangamo.

In July 2008, we entered into a research and license agreement with F. Hoffmann–La Roche Ltd and Hoffmann-La Roche Inc. (“Roche”). During an initial research term, we will provide Roche with access to aspects of our proprietary ZFN technology for the targeted modification of a specified gene in a specified species in order to generate ZFN-modified cell lines and animals for research purposes. In addition, Roche has an option to receive an exclusive, worldwide license to use such animals in the production of therapeutic and diagnostic products.

In consideration for the rights and licenses granted to Roche, as well as our efforts in generating the specific ZFN materials provided to Roche, Roche has paid us an initial research event fee, a payment for the delivery of ZFN materials, and will pay ongoing research maintenance fees during the research term. In the event that Roche exercises its option to receive a commercial license, Roche will pay us an option exercise fee, payments upon the achievement of certain clinical development milestones relating to products produced under such commercial license, and royalties on sales of such products.

We have an existing agreement with Sigma to develop and commercialize research reagents and services and Sigma has the exclusive right to offer certain services involving our ZFN technology that are covered under the research agreements with Roche and OMT. Notwithstanding this exclusive right, Sigma has agreed that we may directly offer the ZFN-related services to Roche and OMT under the research agreements and Sigma will in return receive a share of certain payments made to us. Revenues recognized under the Roche and OMT agreements, net of payments made to Sigma, are included in royalty revenues attributable to the Sigma agreement, as described above.

Funding from Research Foundations

The Juvenile Diabetes Research Foundation International

In October 2006, we announced a partnership with the Juvenile Diabetes Research Foundation International (JDRF) to provide financial support to one of our Phase 2 human clinical studies (SB-509-601) of SB-509, a ZFP Therapeutic that is in development for the treatment of diabetic neuropathy. Under the agreement with JDRF and subject to its terms and conditions, including the Company’s achievement of certain milestones associated with the Company’s Phase 2 clinical trial of SB-509 for the treatment of mild to moderate diabetic neuropathy, JDRF will pay the Company an aggregate amount of up to $3.0 million. Through December 31, 2008, we have received $2.5 million. After the first commercial launch of SB-509 in a major market, JDRF has the right to receive, subject to certain limitations, annual payments from Sangamo, until such time when the total amount paid to JDRF, including payments made on account of certain licensing arrangements, equals three times the amount received by us from JDRF.

Under the agreement, we are obligated to use commercially reasonable efforts to carry out the Phase 2 trial and, thereafter, to develop and commercialize a product containing SB-509 for the treatment of diabetes and complications of diabetes. We are obligated to cover all costs of the Phase 2 trial that are not covered by JDRF’s grant. If we fail to satisfy these obligations, JDRF may have the right, subject to certain limitations, to obtain an exclusive, sublicensable license, to the intellectual property generated by us in the course of the Phase 2 trial, to make and commercialize products containing SB-509 for the treatment of diabetes and complications of diabetes. If JDRF obtains such a license, it is obligated to pay us a percentage of its revenues from product sales and sublicensing arrangements. If JDRF fails to satisfy its obligations to develop and commercialize a product containing SB-509 under the Agreement, then their license rights will terminate and we will receive a non-exclusive, fully paid license, for any intellectual property developed during JDRF’s use of the license, to research, develop and commercialize products containing SB-509 for the treatment of diabetes and complications of diabetes.

Revenues attributable to research and development activities performed under the JDRF partnership were $1.0 million in 2008 and $1.5 million in 2007. Related costs and expenses incurred during 2008 and 2007 were $3.9 million and $4.7 million, respectively.

The Michael J. Fox Foundation

In January 2007, Sangamo announced a partnership with the Michael J. Fox Foundation for Parkinson’s Research (“MJFF”) to provide financial support of Sangamo’s ZFP TFs to activate the expression of glial cell line-derived neurotrophic factor (GDNF) that has shown promise in preclinical testing to slow or stop the progression of Parkinson’s disease. Under the agreement with MJFF and subject to its terms and conditions, MJFF has paid the Company $950,000 over a period of two years and through December 31, 2008 we have received the total funds due from MJFF.

Revenues attributable to research and development performed under the MJFF partnership were $553,000 during 2008 and $397,000 during 2007. Related costs and expenses incurred under the MJFF partnership were $903,000 during 2008 and $397,000 during 2007.

INTELLECTUAL PROPERTY AND TECHNOLOGY LICENSES

Patents and licenses are important to our business. Our strategy is to file or license patent applications to protect technology, inventions and improvements to inventions that we consider important for the development of our business. We seek patent protection and licenses that relate to our technology and candidates in our pipeline and/or may be important to our future. We have filed numerous patents and patent applications with the United States Patent and Trademark Office (“USPTO”) and foreign patent jurisdictions. This proprietary intellectual property includes methods relating to the design of zinc finger proteins, therapeutic applications and enabling technologies. We rely on a combination of patent, copyright, trademark, proprietary know–how, continuing technological innovations, trade secret laws, as well as confidentiality agreements, materials transfer agreements and licensing agreements, to establish and protect our proprietary rights.

We have licensed intellectual property directed to the design, selection, and use of ZFPs, ZFP TFs and ZFNs for gene regulation and modification from the Massachusetts Institute of Technology (“MIT”), Johnson & Johnson, The Scripps Research Institute (“TSRI”), The Johns Hopkins University (“JHU”), Harvard University, the Medical Research Council, the California Institute of Technology, City of Hope, and the University of Utah. These licenses grant us rights to make, use, and sell ZFPs, ZFP TFs, and ZFNs under 16 families of patent filings. As of February 6, 2009, these patent filings have resulted in 19 issued U.S. patents and 18 granted foreign patents, with 7 currently pending U.S. patent applications and 32 pending applications in foreign patent offices. We believe these licensed patents and patent applications include several of the early and important patent filings directed to design, selection, composition, and use of ZFPs, ZFP TFs, and ZFNs.

In addition to our in-licensed patent portfolio, as of February 6, 2009, we had 71 families of Sangamo-owned or co-owned patent filings, including 49 issued U.S. patents, 157 granted foreign patents, 79 pending U.S. patent applications and 126 pending foreign patent applications. These patent filings are directed to the design, composition, and use of ZFPs, ZFP TFs, and ZFNs. The earliest patents in our portfolio are set to begin expiring in 2015, with the majority of our currently issued patents expiring between 2019 and 2021. However, these patents in our estate may be subject to Patent Term Adjustment (due to delays in patent prosecution by the USPTO), Patent Term Extension (due to review of a patented product by a regulatory agency) or terminal disclaimer. Additionally, patents that may be issued from our pending applications will extend the patent exclusivity of our patent estate. Accordingly, all dates given above for patent expirations are estimates.

In the aggregate, we believe that our licensed patents and patent applications, as well as the issued Sangamo patents and pending Sangamo patent applications, will provide us with a substantial proprietary position in our commercial development of ZFP technology. In this regard, patents issued to us, applied for by us, or exclusively and non-exclusively licensed to us, cover the following types of inventions, processes and products:

•

ZFP and ZFN design, engineering and compositions: includes DNA target site selection and zinc finger binding domain design, target site arrays, ZFP libraries (see application US20,030,134,318, for which we have recently received a Notice of Allowance), databases and methods of construction, as well as methods to increase zinc finger binding specificity; linker designs, and methods of making modified plant zinc finger proteins;

•

ZFP targeted regulation of endogenous genes: methods relating to activation and inhibition of endogenous cellular genes (see newly issued US7,407,776), modulation of ZFP-regulated gene expression by small molecules, identification of accessible regions within chromatin, regulation of tocopherol synthesis in plants (see newly issued US7,361,635), regulation of endogenous plant genes (see application US20,080,070,306 for which we have recently received a Notice of Allowance);

•

ZFP Therapeutics: Treatment of virally or microbially infected cells, cancer therapeutics such as methods to alter tumor growth, activation of endogenous PEDF for treatment of head and neck cancer, glioblastoma, prostate cancer and pancreatic cancer, regulation of angiogenesis (including newly issued US7,358,085), treatments for ischemic conditions, neuropathic pain, crushed nerves, Parkinson’s disease, chronic pain, diabetic neuropathy, peripheral vascular disease, ocular neovasculariztion including age-related macular degeneration (AMD), diabetic retinopathy (DR) and retinopathy of prematurity, modulation of cardiac contractility and methods to regulate the glucocorticoid receptor;

•	ZFN Therapeutics: Treatments for HIV, sickle cell anemia, and X-linked severe combined immunodeficiency (SCID);

•

ZFP Enabling Technologies: Methods for linking genes and phenotypes, identification of genes, analysis of gene regulation, structure and biological function, methods of agricultural biotechnology, methods of altering cellular differentiation state, and methods of introducing exogenous nucleic acids of interest into a safe harbor locus (see application US20,080,299,580);

•	ZFN Enabling Technologies: Methods for identification of regulatory DNA sequences, prediction of patient response to drug therapeutics, and development of cell lines for improved protein production.

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

Although we have filed for patents on some aspects of our technology, we cannot provide assurances that patents will be issued as a result of these pending applications or that any patent that has been or may be issued will be upheld. The laws of some foreign countries may not protect our proprietary rights to the same extent as do the laws of the United States. One of our foreign patents, which forms the basis for five European Regional Phase patents, has been revoked as a result of an opposition by a third party. Our licensor, The Johns Hopkins University, appealed the revocation but in April 2007, the European Technical Board of Appeal released its decision dismissing the appeal. As of February 6, 2009, US patent number US6,265,196, licensed to Sangamo from The Johns Hopkins University, was undergoing re-examination. In addition in 2008, US5,792,640, also licensed from Johns Hopkins University, completed a first re-examination process and a re-exam certificate was issued on September 9, 2008. However, a second re-exam proceeding was ordered on November 4, 2008. We do not know what the outcome of these two re-examination processes will be. In the future, third parties may assert patent, copyright, trademark, and other intellectual property rights to technologies that are important to our business. Any claims asserting that our products infringe or may infringe proprietary rights of third parties, if determined adversely to us, could significantly harm our business. See “Risk Factors—Because it is difficult and costly to protect our proprietary rights, and third parties have filed patent applications that are similar to ours, we cannot ensure the proprietary protection of our technologies and products.”

Estimated Licensing Expenses

If we are successful in the development and commercialization of our products, we will be obligated by our license agreements to make milestone and royalty payments to some or all of the licensors mentioned above. We believe that total payments under these agreements over the next three years will not exceed $1.5 million. For risks associated with our intellectual property, see “Risk Factors—Because it is difficult and costly to protect our proprietary rights, and third parties have filed patent applications that are similar to ours, we cannot ensure the proprietary protection of our technologies and products.” We plan to continue to license and to internally generate intellectual property covering the design, selection, composition, and use of ZFPs; the genes encoding these proteins; and the application of ZFPs, ZFP TFs, and ZFNs in ZFP Therapeutics, Enabling Technology and research applications, and in plant agriculture research.

COMPETITION

We are the leader in the research, development, and commercialization of DNA binding proteins for the regulation of gene expression and gene modification. We are aware of several companies focused on other methods for regulating gene expression and a limited number of commercial and academic groups pursuing the development of ZFP gene regulation and gene modification technology. The field of applied gene regulation and gene modification is highly competitive and we expect competition to persist and intensify in the future from a number of different sources, including pharmaceutical, agricultural, and biotechnology companies; academic and research institutions; and government agencies that will seek to develop ZFPs as well as technologies that will compete with our ZFP technology platform.

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

Although we are in the clinical development phase of operations and have no current therapeutic product sales, we believe the following companies, products and/or technologies may potentially be competitive with our technology or our products under development:

•

Small molecules in development from both in-house drug discovery programs of pharmaceutical companies such as Eli Lilly and Company, Merck & Co., Inc. and Pfizer, Inc as well as from biotechnology companies with expertise and capabilities in small molecule discovery and development such as Exelixis Inc. and Millennium Pharmaceuticals, Inc.

•	Monoclonal antibody companies and product candidates from certain biotechnology firms such as Amgen Inc., Genentech, Inc., Medarex Inc., Medimmune, Inc. and Facet Biotech Corporation.

•

Protein pharmaceuticals under development at pharmaceutical and biotechnology companies such as Amgen Inc., Biogen Idec, Eli Lilly and Company, Genentech, Inc., Johnson & Johnson and numerous other pharmaceutical and biotechnology firms.

•

Gene therapy companies developing gene-based products in clinical trials. None of these products have yet been approved. Our competitors in this category may include Cell Genesys, Inc., GenVec Inc., Targeted Genetics Corporation and VIRxSYS Corporation.

•

Antisense therapeutics and RNA interference technology, including RNAi and microRNA, which are technologies that may compete with ZFP Therapeutics in the development of novel therapeutic products acting through the regulation of gene expression. These technologies are being developed by several companies including Alnylam Pharmaceuticals,Inc., Isis Pharmaceuticals, Inc., Regulus Therapeutics, LLC and Merck & Co. Inc.

•	Nuclease technologies: Cellectis SA and Precision BioSciences, Inc. are developing meganucleases to accomplish gene modification.

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

Before marketing in the United States, any therapeutic or pharmaceutical products developed by us must undergo rigorous preclinical testing (generally conducted in animals) and clinical trials in humans and an extensive regulatory clearance process implemented by the U.S. Food and Drug Administration (FDA) under the federal Food, Drug and Cosmetic Act. The FDA regulates, among other things, the development, testing, manufacture, safety, efficacy, record keeping, labeling, storage, approval, advertising, promotion, sale, and distribution of biopharmaceutical products. The regulatory review and approval process, which includes preclinical testing and clinical trials of each product candidate, is lengthy, expensive, and uncertain. Securing FDA approval requires the submission of extensive preclinical and clinical data and supporting information including manufacturing information and stability data to the FDA for each indication to establish a product candidate’s safety and efficacy. The approval process takes many years, requires the expenditure of substantial resources, involves post-marketing surveillance, and may involve ongoing requirements for post-marketing studies.

Before commencing clinical investigations in humans in the U.S., we must carry out preclinical testing. In addition, our proposed clinical studies require review from the Recombinant DNA Advisory Committee (“RAC”), which is the advisory board to the National Institutes of Health (“NIH”), focusing on clinical trials involving gene transfer. We typically submit a proposed clinical protocol and other product-related information to the RAC three to six months prior to the expected IND application filing date.

Preclinical tests include laboratory and animal studies to evaluate product characteristics, potential safety and efficacy. The results of these studies must be submitted to the FDA as part of an Investigational New Drug (IND) Application, which must be reviewed by the FDA before proposed clinical testing in humans can begin. The FDA has 30 days to comment on the application and if the agency has no comments, we or our clinical partner may begin clinical trials.

Clinical trials are lengthy and are typically conducted in three sequential phases, but the phases may overlap or be combined. At each stage of testing, the proposed clinical protocol must be reviewed by the FDA and reviewed and approved by an independent ethics committee or institutional review board of each participating center before it can begin. Phase 1 usually involves the initial introduction of the investigational drug into small numbers of healthy volunteers or patients to evaluate certain factors, including its safety and dose tolerance. Phase 2 usually involves trials in a limited patient population to evaluate dosage tolerance and appropriate dosage, identify possible adverse effects and safety risks, and evaluate preliminary efficacy of the drug for specific indications. Phase 3 trials usually further evaluate clinical efficacy and test further for safety by using the drug in its final form in an expanded patient population. Phase 2 and 3 trials must be registered in a government database of clinical trials. Later clinical trials may fail to support the findings of earlier trials, which can delay, limit or prevent regulatory approvals.

We filed a Phase 1 clinical protocol for review by the RAC in the fourth quarter of 2004, an IND application in January 2005, and Phase 2 protocols for review by the FDA in 2006 and 2007 for our first product candidate, SB-509, for the potential treatment of diabetic neuropathy. In addition, in 2008 we filed an IND application for SB-509 for the treatment of ALS. We have also filed Phase 1 clinical protocols for review by the RAC for our HIV (SB-728-T) and glioblastoma programs (SB-313). Both of these program protocols received unanimous approval from this committee. In December 2008 we filed an IND application for SB-728-T for the treatment of HIV/AIDS and in February 2009, initiated a Phase 1 clinical trial of this ZFP Therapeutic in subjects infected with HIV.

We have completed enrollment of subjects in our first Phase 2 clinical trial (SB-509-601) and have two other Phase 2 clinical trials (SB-509-701 and SB-509-703) in subjects with diabetic neuropathy and a Phase 2 clinical study (SB-509-801) ongoing in subjects with ALS. Although our lead therapeutic candidate, SB-509, has shown a favorable safety profile to date through Phase 1 and Phase 2 testing, there can be no assurances that such a therapy will be tolerated after prolonged dosing or that clinical efficacy or safety of the product will be demonstrated in later stage testing.

The results of the preclinical and clinical testing of a pharmaceutical product are submitted to the FDA in the form of a New Drug Application (NDA), or a Biologic License Application (BLA), for approval to commence commercial sales. In responding to an NDA or a BLA, the FDA may grant marketing approval, grant conditional approval (such as an accelerated approval), request additional information, or deny the application if the FDA determines that the application does not provide an adequate basis for approval. Most research and development projects fail to produce data sufficiently compelling to enable progression through all of the stages of development and to obtain FDA approval for commercial sale. See also “Our potential therapeutic products are subject to a lengthy and uncertain regulatory process, and we may encounter unanticipated toxicity or adverse events or fail to demonstrate efficacy, causing us to delay, suspend or terminate the development of a ZFP Therapeutic. If these potential products are not approved, we will not be able to commercialize those products.” under “Risk Factors” below in Part I, Item 1A of this Form 10-K.

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

RESEARCH AND DEVELOPMENT EXPENSES

Research and development expenses consist primarily of salaries and personnel expenses, stock-based compensation expense, laboratory supplies, pre-clinical and clinical studies, manufacturing costs, allocated facilities costs, subcontracted research expenses and expenses for trademark registration and technology licenses. Costs to acquire technologies that are utilized in research and development and that have no alternative future use are expensed as incurred. Research and development expenses were $31.2 million, $25.6 million, and $21.5 million, for 2008, 2007, and 2006, respectively. We believe that continued investment in research and development is critical to attaining our strategic objectives. We expect these expenses will increase as we increasingly focus on development of ZFP Therapeutics. Specifically, in order to develop ZFPs as commercially relevant therapeutics, we expect to expend additional resources on manufacturing, regulatory affairs and clinical research.

EMPLOYEES

As of February 1, 2009, we had 77 full-time employees, all of whom are located in Richmond, California. None of our employees are represented by a collective bargaining organization or covered by a collective bargaining agreement, nor have we experienced work stoppages. We believe that our relations with our employees are good.

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

ITEM 1A – RISK FACTORS

ZFP Therapeutics have undergone limited testing in humans and our ZFP Therapeutics may fail safety studies in clinical trials.

We have initiated and completed a Phase 1 study and initiated several Phase 2 clinical trials in our lead ZFP Therapeutic program. We have completed enrollment and treatment of the patients in several trials of SB-509 for diabetic neuropathy and thus far have not observed any serious drug-related adverse events. However if our lead

ZFP Therapeutic fails one of its safety studies, it could reduce our ability to attract new investors and corporate partners. In January 2005, we filed an IND application with the FDA for SB-509, a ZFP TF activator of VEGF-A, for the treatment of mild to moderate diabetic neuropathy. We have completed enrollment and treatment of a Phase 1, single blind, single dose, dose-escalation trial to measure the laboratory and clinical safety of SB-509. We have completed enrollment of a repeat-dosing Phase 2 clinical trial (SB-509-601) and have 2 other related Phase 2 trials ongoing for this indication (SB-509-701 and SB-509-703). We also have initiated a Phase 2 clinical trial (SB 509-801) to evaluate SB-509 for the treatment of ALS. A significant number of the trial subjects have received more than one dose of SB-509 during the course of these Phase 2 studies. In addition, Phase 1 clinical trials of an identical ZFP TF have been carried out in subjects with peripheral artery disease. These early studies of a ZFP Therapeutic are a highly visible test of our ZFP Therapeutic approach. Since we have increased our focus on ZFP Therapeutic research and development, investors will increasingly assess the value of our technology based on the continued progress of ZFP Therapeutic products into and through clinical trials. If clinical trials of our lead therapeutic were halted due to safety concerns, this would negatively affect our operations and the value of our stock.

The results of early Phase 1 and Phase 2 trials are based on a small number of patients over a short period of time, and our progress may not be indicative of results in a large number of patients or of long-term efficacy in late stage clinical trials.

The results in early phases of clinical testing are based upon limited numbers of patients and a limited follow-up period. Typically, our Phase 1 clinical trials for indications of safety enroll less than 50 patients. The initial results from the Phase 1 clinical trial of our ZFP Therapeutic, SB-509 product, became available in the first half of 2006 and the complete data set was presented in June 2008. The primary end point of the trial was clinical and laboratory safety; however, we collected some preliminary efficacy data that showed trends of clinical improvement in some subjects. A number of companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in late stage clinical trials even after achieving promising results in earlier stage clinical trials. If a larger population of patients does not experience positive results, or if these results are not reproducible, our products may not receive approval from the FDA. Failure to confirm favorable results from earlier trials by demonstrating the safety and effectiveness of our ZFP Therapeutic products in late stage clinical trials with larger patient populations could have a material adverse effect on our business that would cause our stock price to decline significantly.

Our first Phase 2 clinical trial (SB-509-601) for safety and efficacy has enrolled 110 patients, and top-line data from this study were presented in November 2008. While these results demonstrated that the drug was well-tolerated in a repeat-dose setting, no differences were observed in neurologic end-points between the SB-509 and placebo-treated subjects. Further analysis of such data is ongoing, and there is no assurance that clinical efficacy of SB-509 can be demonstrated at later stages of testing.

We have limited experience in conducting clinical trials.

Our ZFP Therapeutics may fail to show the desired safety and efficacy in initial clinical trials. We have completed a Phase 1 trial and have several ongoing Phase 2 clinical trials, completing enrollment on one of these studies. However, the FDA will require additional clinical testing which involves significantly greater resources, commitments and expertise that may require us to enter into a collaborative relationship with a pharmaceutical company that could assume responsibility for late-stage development and commercialization. We have limited experience in conducting clinical trials and may not possess the necessary resources and expertise to complete such trials, and there is no guarantee that we will be able to enter into collaborative relationships with third parties that can provide us with the funding and expertise for such trials.

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

Before commencing clinical trials in humans, we must submit an Investigational New Drug (IND) application to the FDA. The FDA has 30 days to comment on the application and if the agency has no comments, we or our commercial partner may begin clinical trials.

Clinical trials are subject to oversight by institutional review boards and the FDA. In addition, our proposed clinical studies require review from the Recombinant DNA Advisory Committee (“RAC”), which is the advisory board to the National Institutes of Health (“NIH”), focusing on clinical trials involving gene transfer. We will typically submit a proposed clinical protocol and other product-related information to the RAC three to six months prior to the expected IND application filing date.

Clinical trials:

•

must be conducted in conformance with the FDA’s good clinical practices, within the guidelines of the International Conference on Harmonisation of Technical Requirements for Registration of Pharmaceuticals for Human Use (ICH) and other applicable regulations;

•	must meet requirements for Institutional Review Board (“IRB”) oversight;

•	must follow Institutional Biosafety Committee (“IBC”) and NIH RAC guidelines where applicable;

•	must meet requirements for informed consent;

•	are subject to continuing FDA oversight;

•	may require oversight by a Data Safety Monitoring Board (“DSMB”);

•	may require large numbers of test subjects; and

•

may be suspended by a commercial partner, the FDA, or us at any time if it is believed that the subjects participating in these trials are being exposed to unacceptable health risks or if the FDA finds deficiencies in the IND application or the conduct of these trials.

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

We have significantly increased the emphasis and focus of our research and development activities on ZFP Therapeutics. This change may increase operating expenditures due to larger financial outlays to fund preclinical studies, manufacturing, and clinical research. The focus on ZFP Therapeutics will also increase the visibility of our lead therapeutic programs and the potential impact on the stock price of news releases relating to these programs.

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

We began operations in 1995 and are in the early phases of ZFP Therapeutic product development. We have incurred significant losses and our net losses for the past three fiscal years ended 2008, 2007 and 2006 were $24.3 million, $21.5 million, and $17.9 million, respectively. To date, our revenues have been generated from strategic partners, Enabling Technology collaborations, and federal government and research foundation grants. Since 2005, we have placed significant emphasis on higher-value therapeutic product development and related strategic partnerships. This shift in emphasis has the potential to increase the return on investment to our stockholders by allocating capital resources to higher value, therapeutic product development activities. At the same time, it increases our financial risk by increasing expenses associated with product development. In addition, the preclinical or clinical failure of any single product, such as our Phase 2 clinical trials of SB-509, may have a significant effect on the actual or perceived value of our shares. Our business is subject to all of the risks inherent in the development of a new technology, which included the need to:

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

Any products that we or our collaborators or strategic partners develop by using our ZFP technology platform will enter into highly competitive markets. Even if we are able to generate ZFP Therapeutics that are safe and effective for their intended use, competing technologies may prove to be more effective or less expensive, which, to the extent these competing technologies achieve market acceptance, will limit our revenue opportunities. In some cases, competing technologies have proven to be satisfactorily effective and less expensive, as has been the case with technologies competitive with our Enabling Technology applications. Competing technologies may include other methods of regulating gene expression or modifying genes. ZFP TFs and ZFNs have broad application in the life sciences industry and compete with a broad array of new technologies and approaches being applied to genetic research by many companies. Competing proprietary technologies with our product development focus include:

•	For ZFP Therapeutics:

•	small molecule drugs;

•	monoclonal antibodies;

•	recombinant proteins;

•	gene therapy/cDNAs;

•	antisense; and

•	siRNA and microRNA approaches

•	For our Enabling Technology Applications:

•	For protein production: gene amplification, meganucleases, insulator technology, mini-chromosomes;

•	For target validation: antisense, siRNA; and

•	For plant agriculture: recombination approaches, mutagenesis approaches, meganucleases, mini-chromosomes;

•	In addition to possessing competing technologies, our competitors include pharmaceutical and biotechnology companies with:

•	substantially greater capital resources than ours;

•	larger research and development staffs and facilities than ours; and

•	greater experience in product development and in obtaining regulatory approvals and patent protection;

•	These organizations also compete with us to:

•	attract qualified personnel;

•	attract parties for acquisitions, joint ventures or other collaborations; and

•	license the proprietary technologies of academic and research institutions that are competitive with our technology, which may preclude us from pursuing similar opportunities.

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

We have generated operating losses since we began operations in 1995. The extent of our future losses and the timing of profitability are uncertain, and we expect to incur losses for the foreseeable future. We have been engaged in developing our ZFP TF technology since inception, which has and will continue to require significant research and development expenditures. In July 2007, we completed a registered direct offering to institutional investors for a total of 3,278,689 shares of common stock, at a price of $9.15 per share, resulting in net proceeds to us of $28.0 million. Also in July 2007, we entered into a license agreement and a related stock purchase agreement with Sigma-Aldrich Corporation (“Sigma”) under which we sold to Sigma 1.0 million shares of Sangamo’s common stock valued at $8.55 million. In June 2006, in an underwritten public offering and pursuant to an effective registration statement, we sold 3,100,000 shares of common stock at a public offering price of $6.75 per share, resulting in net proceeds of approximately $20.2 million. In November 2005, we completed a registered direct offering to institutional and strategic investors for a total of 5,080,000 shares of common stock at a price of $3.85 per share to the investors, resulting in net proceeds to Sangamo of approximately $18.2 million. To date, we have generated all other funding from revenues derived from strategic partnering agreements, Enabling Technology collaborations, federal government research grants and grants awarded by research foundations. As of December 31, 2008, we had an accumulated deficit of approximately $174.1 million. We expect to incur losses for the foreseeable future. These losses will increase as we expand and extend our research and development activities into human therapeutic product development. If the time required us to generate significant product revenues and achieve profitability is longer than we currently anticipate or if we are unable to generate liquidity through equity financing or other sources of funding, we may not be able to sustain our operations.

We may be unable to raise additional capital, which would harm our ability to develop our technology and products.

We have incurred significant operating losses and negative operating cash flows since inception and have not achieved profitability. We expect capital outlays and operating expenditures to increase over the next several years as we expand our infrastructure and research and ZFP Therapeutic product development activities. While we believe our financial resources will be adequate to sustain our current operations at least through 2010, we may seek additional sources of capital through equity or debt financing. In addition, as we focus our efforts on proprietary human therapeutics, we will need to seek FDA approval of potential products, a process that could cost in excess of $100 million per product. We cannot be certain that we will be able to obtain financing on terms acceptable to us, or at all. If adequate funds are not available, our business and our ability to develop our technology and ZFP Therapeutic products would be harmed.

Our stock price has been volatile and may continue to be volatile, which could result in substantial losses for investors.

During the past two years, our common stock price has fluctuated significantly, ranging from a low of $1.95 to a high of $13.65 during the year ended December 31, 2008, and a low of $6.22 to a high of $19.08 during the year ended December 31, 2007. The recent market instability caused by the turmoil in the financial industry has further contributed to the volatility of our stock price. Volatility in our common stock could cause stockholders to incur substantial losses. An active public market for our common stock may not be sustained, and the market price of our common stock may continue to be highly volatile. The market price of our common stock has fluctuated significantly in response to various factors, some of which are beyond our control, including but not limited to the following:

•	announcements by us or future partners providing updates on the progress or development status of ZFP Therapeutics;

•	data from clinical trials;

•	changes in market valuations of similar companies;

•	overall market conditions;

•	deviations in our results of operations from the guidance given by us or estimates of securities analysts;

•	announcements by us or our competitors of new or enhanced products, technologies or services or significant contracts, acquisitions, strategic relationships, joint ventures or capital commitments;

•	regulatory developments;

•	additions or departures of key personnel;

•	future sales of our common stock or other securities by the Company, management or directors, liquidation of institutional funds that comprised large holdings of Sangamo stock; and

•	decreases in our cash balances.

Our common stock is relatively thinly traded, which means large transactions in our common stock may be difficult to conduct in a short time frame.

We have a relatively low volume of daily trades in our common stock on the Nasdaq Global Market. For example, the average daily trading volume in our common stock on the Nasdaq Global Market over the ten-day trading period prior to February 1, 2009 was approximately 168,800 shares per day. Any large transactions in our common stock may be difficult to conduct and may cause significant fluctuations in the price of our common stock.

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

We cannot guarantee that third parties will not challenge our intellectual property. One of our in-licensed foreign patents, licensed to Sangamo from Johns Hopkins University which forms the basis for five European Regional Phase patents, has been revoked as a result of an opposition by a third party. Our licensor, The Johns Hopkins University, appealed the revocation but in April 2007, the European Technical Board of Appeal released its decision dismissing the appeal. This outcome may limit our ability to exclude potential competitors in the field of targeted recombination and gene correction in Europe but does not affect our ability to practice our targeted recombination and gene correction programs in Europe. Moreover, we also hold licenses to six US patents to the technology covered by the opposed European patent, and hold licenses to related applications pending in Canada and Japan. As of February 1, 2009, US patent number US6,265,196, licensed to Sangamo from The Johns Hopkins University, was undergoing re-examination. In addition in 2008, US5,792,640, also licensed from Johns Hopkins University, completed a first re-examination process and a re-exam certificate was issued on September 9, 2008. However, a second re-exam proceeding was ordered on November 4, 2008. We cannot predict the outcome of the reexamination, which may be unfavorable to us.

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

We are a small company with 77 full-time employees as of February 1, 2009, and our success depends on our continued ability to attract, retain, and motivate highly qualified management and scientific personnel and our ability to develop and maintain important relationships with leading research and academic institutions and scientists. Competition for personnel and academic and other research collaborations is intense. The success of our technology development programs depends on our ability to attract and retain highly trained personnel. We have experienced a rate of employee turnover that we believe is typical of emerging biotechnology companies. If we lose the services of personnel with the necessary skills, it could significantly impede the achievement of our research and development objectives. We are not presently aware of any plans of specific employees to retire or otherwise leave the company. If we fail to negotiate additional acceptable collaborations with academic and other research institutions and scientists, or if our existing collaborations are unsuccessful, our ZFP Therapeutic development programs may be delayed or may not succeed.

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

In July 2007, we entered into a license agreement with Sigma to collaborate in the application and development of ZFP-based products for use in the laboratory research reagents markets, and in June 2008, following a research period, Dow AgroSciences (DAS) exercised its commercial license option under a license agreement with Sangamo relating to plant agriculture. These agreements provide Sigma with access to Sangamo’s ZFP technology and the exclusive right to use Sangamo’s ZFP technology to develop and commercialize products for use as research reagents and to offer services in related research fields, and provide DAS with the exclusive right to develop agricultural products using our ZFP technology in plant cells, plants, or plant cell cultures. Both companies also have the right to sublicense our technology in their respective areas. In addition to upfront payments, Sangamo may also receive additional license fees, shared sublicensing revenues, royalty payments and milestone payments depending on the success of the development and commercialization of the licensed products and services covered under both agreements. The commercial milestones and royalties are based upon net sales of licensed products.

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

In October 2006, we entered into a Research, Development and Commercialization Agreement with JDRF. Under the agreement and subject to its terms and conditions, including our achievement of certain milestones associated with our Phase 2 clinical trial of SB-509 (SB-509-601) for the treatment of diabetic neuropathy, JDRF has paid us a total of $2.5 million through December 31, 2008. We are obligated to cover the costs of the Phase 2 trial that are not covered by JDRF’s grant.

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

Genetically modified products are currently subject to public debate and heightened regulatory scrutiny, either of which could prevent or delay production of agricultural products. In October 2005, we entered into a Research License and Commercial Option Agreement with DAS. In June 2008, DAS exercised its option for a commercial license to our technology. Under this agreement, we will provide DAS with access to our proprietary ZFP technology and the exclusive right to use our ZFP technology to modify the genomes or alter the nucleic acid or protein expression of plant cells, plants, or plant cell cultures. The field-testing, production, and marketing of genetically modified plants and plant products are subject to federal, state, local, and foreign governmental regulation. Regulatory agencies administering existing or future regulations or legislation may not allow production and marketing of our genetically modified products in a timely manner or under technically or commercially feasible conditions. In addition, regulatory action or private litigation could result in expenses, delays, or other impediments to our product development programs or the commercialization of resulting products.

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

Even if we are able to obtain regulatory approval for genetically modified products, our success will also depend on public acceptance of the use of genetically modified products including drugs, plants, and plant products. Claims that genetically modified products are unsafe for consumption or pose a danger to the environment may influence public attitudes. Our genetically modified products may not gain public acceptance. The subject of genetically modified organisms has received negative publicity in the United States and particularly in Europe, and such publicity has aroused public debate. The adverse publicity in Europe could lead to greater regulation and trade restrictions on imports of genetically altered products. Similar adverse public reaction or sentiment in the United States to genetic research and its resulting products could result in greater domestic regulation and could decrease the demand for our technology and products.

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

Similarly, our authorized but unissued common stock is available for future issuance without stockholder approval.

In addition, our bylaws:

•	state that stockholders may not act by written consent but only at a stockholders’ meeting;

•	establish advance notice requirements for nominations for election to the board of directors or proposing matters that can be acted upon at stockholders’ meetings; and

•	prohibit stockholders from calling a special meeting of stockholders.

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

The interest of management could conflict with the interest of our other stockholders. Our executive officers and directors beneficially own, in the aggregate, approximately 10% of our outstanding common stock as of December 31, 2008. As a result, these stockholders, if they choose to act together, may have a material impact on all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This could have the effect of delaying or preventing a change of control of Sangamo, which in turn could reduce the market price of our stock.

ITEM 1B – UNRESOLVED STAFF COMMENTS

None.

ITEM 2 – PROPERTIES

We currently lease approximately 27,000 square feet of research and office space located at 501 Canal Boulevard in Richmond, California. The lease expires in August of 2014. We believe such facilities are sufficient for the foreseeable future.

ITEM 3 – LEGAL PROCEEDINGS

We are not a party to any material legal proceeding.

ITEM 4 – SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

PART II

ITEM 5 – MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock has traded on the Nasdaq Global Market under the symbol “SGMO” since our initial public offering on April 6, 2000.

The high and low closing prices of our common stock for each quarterly period during the last two fiscal years as reported by the NASDAQ Global Market were as follows:

Common Stock

	Price
	High	Low
Year ended December 31, 2007
First Quarter	$8.85	$6.22
Second Quarter	$8.54	$6.57
Third Quarter	$14.11	$8.36
Fourth Quarter	$19.08	$12.39
Year ended December 31, 2008
First Quarter	$13.37	$8.83
Second Quarter	$13.65	$8.77
Third Quarter	$11.52	$6.91
Fourth Quarter	$8.04	$1.95

Holders

As of February 1, 2009, there were approximately 90 holders of record of Sangamo’s common stock. This number does not include “street name” or beneficial holders, whose shares are held of record by banks, brokers and other financial institutions.

Dividends

Sangamo has not paid dividends on its common stock, and currently does not plan to pay any cash dividends in the foreseeable future.

Stock Trading Plans

From time to time our directors, executive officers and other insiders may adopt stock trading plans pursuant to Rule 10b5-1 of the Securities Exchange Act of 1934, as amended. These plans are established to allow individuals to diversify their investment portfolio while avoiding conflicts of interest or the appearance of any such conflict that might arise from their positions with the company. Starting in the first quarter of 2002, three of our officers, including Edward O. Lanphier II, President and CEO, and two of our directors have made periodic sales of the Company’s stock pursuant to such plans.

Stock Performance Graph

*	This comparison is based on return assuming $100 invested on December 31, 2003 in stock or index, assuming reinvestment of all dividends. Fiscal year ending December 31.

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

ITEM 6 – SELECTED FINANCIAL DATA

The following Selected Financial Data should be read in conjunction with “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 8—Financial Statements and Supplementary Data” included elsewhere in this Annual Report on Form 10-K.

Selected Financial Data

	Year Ended December 31,
	2008	2007	2006	2005	2004
	(In thousands, except per share data)
Statement of Operations Data:
Total revenues	$16,186	$9,098	$7,885	$2,484	$1,315

Operating expenses:
Research and development	31,229	25,559	21,527	10,909	11,184
General and administrative	10,332	8,310	7,087	5,323	4,781

Total operating expenses	41,561	33,869	28,614	16,232	15,965

Loss from operations	(25,375)	(24,771)	(20,729)	(13,748)	(14,650)
Interest income, net	2,231	3,217	2,411	850	620
Other (expense)/income	(1,158)	74	454	(395)	212

Net loss	$(24,302)	$(21,480)	$(17,864)	$(13,293)	$(13,818)

Basic and diluted net loss per common share	$(0.60)	$(0.58)	$(0.55)	$(0.51)	$(0.55)

Shares used in computing basic and diluted net loss per common share	40,825	37,355	32,502	25,855	25,126

	Year Ended December 31,
	2008	2007	2006	2005	2004
	(In thousands)
Allocation of Stock-Based Compensation to Operating Expenses:
Research and development	$2,718	$1,449	$1,229	$300	$649
General and administrative	3,030	988	787	1	14

Total stock-based compensation	$5,748	$2,437	$2,016	$301	$663

	As of December 31,
	2008	2007	2006	2005	2004
	(In thousands)
Balance Sheet Data:
Cash, cash equivalents, marketable securities, and interest receivable	$65,025	$81,412	$53,975	$47,174	$33,520
Working capital	54,221	72,437	49,856	41,668	32,028
Total assets	67,850	83,900	55,780	48,983	34,725
Accumulated deficit	(174,054)	(149,752)	(128,272)	(110,408)	(97,115)
Total stockholders’ equity	55,396	72,122	48,705	37,814	32,377

ITEM 7 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

We were incorporated in June 1995. From our inception through December 31, 2008, our activities related primarily to establishing and operating a biotechnology research and development organization and developing relationships with our corporate collaborators. Our scientific and business development endeavors currently focus on the engineering of novel zinc finger DNA-binding proteins (ZFPs) for the regulation and modification of genes. We have incurred net losses since inception and expect to incur losses in the future as we continue our research and development activities. To date, we have funded our operations primarily through the issuance of equity securities, borrowings, payments from research grants and from corporate collaborators and strategic partners. As of December 31, 2008, we had an accumulated deficit of $174.1 million.

Our revenues have consisted primarily of revenues from our corporate partners for ZFP transcription factors (ZFP TFs) and ZFP nucleases (ZFNs), contractual payments from strategic partners for research programs and research milestones, and research grant funding. We expect revenues will continue to fluctuate from period to period and there can be no assurance that new collaborations or partner fundings will continue beyond their initial terms.

In the development of our ZFP technology platform we have continued to place more emphasis internally on higher-value therapeutic product development and less on our Enabling Technology applications. We believe this shift in emphasis has the potential to increase the return on investment to our stockholders by allocating capital resources to higher value, therapeutic product development activities. At the same time, it may reduce our revenues over the next several years and subject us to higher financial risk by increasing expenses associated with product development. We have filed Investigational New Drug (IND) applications with the U.S. Food and Drug Administration (FDA) and have initiated three Phase 2 clinical trials of a ZFP Therapeutic in subjects with diabetic neuropathy and one Phase 2 clinical trial in subjects with ALS. We are also conducting a Phase 1 clinical trial to evaluate a ZFP Therapeutic for the treatment of HIV/AIDS. Development of novel therapeutic products is costly and is subject to a lengthy and uncertain regulatory process by the FDA. Our future products are gene-based therapeutics. Adverse events in both our own clinical program and other programs may have a negative impact on regulatory approval, the willingness of potential commercial partners to enter into agreements and the perception of the public.

Research and development expenses consist primarily of salaries and personnel expenses, stock-based compensation expenses, laboratory supplies, pre-clinical and clinical studies, manufacturing expenses, allocated facilities expenses, subcontracted research expenses and expenses for trademark registration and technology licenses. Research and development costs incurred in connection with collaborator-funded activities are expensed as incurred. Costs to acquire technologies that are utilized in research and development and that have no alternative future use are expensed as incurred. We believe that continued investment in research and development is critical to attaining our strategic objectives. We expect these expenses will increase as we focus on development of ZFP Therapeutics. Additionally, in order to develop ZFP TFs and ZFNs as commercially relevant therapeutics, we expect to expend additional resources for expertise in the manufacturing, regulatory affairs and clinical research aspects of biotherapeutic development.

General and administrative expenses consist primarily of salaries and personnel expenses for executive, finance and administrative personnel, stock-based compensation expenses, professional fees, allocated facilities expenses, patent prosecution expenses and other general corporate expenses. As we pursue commercial development of our therapeutic leads we expect the business aspects of the Company to become more complex. We may be required in the future to add personnel and incur additional costs related to the maturity of our business.

Critical Accounting Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Such estimates are described in “Note 1—Organization and Summary of Significant Accounting Policies,” in the Notes to Consolidated Financial Statements in Part II, Item 8 of this Form 10-K. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form our basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources, and evaluate our estimates on an ongoing basis. Actual results could differ from those estimates under different assumptions or conditions.

Results of Operations

Years Ended December 31, 2008, 2007 and 2006

Revenues

	Year Ended December 31,
	2008	2007	Change	% Change	2007	2006	Change	% Change
	(In thousands, except percentage values)
Revenues:
Collaboration agreements	$14,492	$6,781	$7,711	114%	$6,781	$6,625	$156	2%
Research grants	1,694	2,317	(623)	(27)%	2,317	1,260	1,057	84%

Total revenues	$16,186	$9,098	$7,088	78%	$9,098	$7,885	$1,213	15%

Total revenues consisted of revenues from collaboration agreements, strategic partnerships and research grants. We anticipate revenues over the next several years primarily related to our research license and commercial option agreement with Dow AgroSciences LLC (“DAS”), a wholly owned indirect subsidiary of Dow Chemical Corporation and our laboratory research reagents license agreement with Sigma-Aldrich Corporation (“Sigma”).

Revenues from our corporate collaboration and strategic partnering agreements were $14.5 million in 2008, compared to $6.8 million in 2007 and $6.6 million in 2006. The increase in 2008 from 2007 was attributable to increased revenues of approximately $2.9 million in connection with our research and commercial license agreements with Pfizer Inc (“Pfizer”), increased revenues of $2.6 million in connection with our laboratory research reagents license agreement with Sigma, increased revenues of $2.1 million in connection with our research license and commercial option agreement with DAS and increased revenues of $106,000 in connection with our research and license agreement with Genentech, Inc. The increase in 2007 from 2006 was primarily attributable to revenues of approximately $1.1 million in connection with our laboratory research reagents license agreement with Sigma, revenues of $283,000 in connection with our research and license agreement with Genentech, Inc. and increased revenues of $62,000 in connection with our research license and commercial option agreement with DAS. This was partially offset by decreased revenues from Pfizer of $651,000 and Johnson & Johnson of $600,000.

Research grant revenues were $1.7 million in 2008, $2.3 million in 2007 and $1.3 million in 2006. The decrease in 2008 from 2007 was primarily attributable to decreased revenues of $500,000 related to our grant with the Juvenile Diabetes Research Foundation International (“JDRF”), $318,000 in connection with our Advanced Technology Program (“ATP”) grant awarded by the National Institute of Standards and Technology and $43,000 related to our Cystic Fibrosis grant awarded by the Cystic Fibrosis Foundation. This was partially offset by increased revenues of $156,000 related to our grant with the Michael J. Fox Foundation for Parkinson’s Research (“MJFF”) and $82,000 related to our grant with the Defense Advanced Research Projects Agency. The increase in 2007 from 2006 was primarily attributable to increased revenues of $1.5 million related to our grant with JDRF and $397,000 related to our grant with MJFF. This was partially offset by decreased revenues of $635,000 in connection with our ATP grant awarded by the National Institute of Standards and Technology, $144,000 in connection with our Cystic Fibrosis grant awarded by the Cystic Fibrosis Foundation and $100,000 in connection with our ZFN-driven Gene Disruption of CCR5 as a Potential Treatment of AIDS grant awarded by the National Institutes of Health.

Operating Expenses

	Year Ended December 31,
	2008	2007	Change	% Change	2007	2006	Change	% Change
	(In thousands, except percentage values)
Operating expenses:
Research and development	$31,229	$25,559	$5,670	22%	$25,559	$21,527	$4,032	19%
General and administrative	10,332	8,310	2,022	24%	8,310	7,087	1,223	17%

Total operating expenses	$41,561	$33,869	$7,692	23%	$33,869	$28,614	$5,255	18%

Research and development expenses

Research and development expenses consist primarily of salaries and personnel expenses, stock-based compensation expense, laboratory supplies, pre-clinical and clinical studies, manufacturing costs, allocated facilities expenses, subcontracted research expenses and expenses for trademark registration and technology licenses. We expect to continue to devote substantial resources to research and development in the future and expect research and development expenses to increase in the next several years if we are successful in advancing our ZFP Therapeutic product candidates into clinical trials. To the extent we collaborate with others with respect to clinical trials, increases in research and development expenses may be reduced or avoided.

Research and development expenses were $31.2 million in 2008, compared to $25.6 million in 2007 and $21.5 million in 2006. The increase of $5.7 million in 2008 from 2007 was primarily due to increased pre-clinical and clinical studies and manufacturing expenses of $3.0 million, primarily associated with our diabetic neuropathy program and increased salaries and personnel expenses of $1.4 million, including increased stock-based compensation expenses of $1.3 million. The increase in stock-based compensation was due to increased grant activity, higher Black-Scholes value per share and a lower estimated forfeiture rate which the Company believes is more representative of its historical experience. Consulting expenses increased by $972,000, primarily in support of our diabetic neuropathy program, and facility expenses increased by $510,000 primarily due to the Company leasing additional space. This was partially offset by decreased expenses related to licensing and external research of $271,000. The increase of $4.0 million in 2007 from 2006 was primarily due to increased pre-clinical and clinical studies and manufacturing expenses of $6.2 million, primarily associated with our diabetic neuropathy program, increased salaries and personnel expenses of $1.8 million, including increased stock-based compensation expenses of $219,000, and increased laboratory supplies of $512,000 and facilities of $469,000. This was partially offset by decreased licensing expenses of $5.3 million, primarily associated with the 2006 acquisition of all assets in Edwards Lifesciences LLC ZFP therapeutic angiogenesis program valued at $5.8 million.

Our current research and development programs are focused on the advancement of our ZFP TF technology for several potential applications. Among these are ZFP Therapeutics for neurological disorders, HIV/AIDS, cancer and monogenic diseases, ZFP-engineered cell lines, protein production and ZFP TFs and ZFNs for applications in agricultural biotechnology.

Below is a summary of our programs partially funded by collaborators and the development phase of the leading application:

Program	Collaborator	Stage
ZFP technology to modify the genomes or alter the protein expression of plant cells, plants, or plant cell cultures	Dow AgroSciences	Research/Marketing
ZFP technology for high value laboratory research reagents	Sigma-Aldrich Corporation	Research/Marketing
ZFP-engineered cell lines for the manufacture of protein pharmaceuticals	Genentech, Inc.	Research/Marketing
ZFP-engineered cell lines for the manufacture of protein pharmaceuticals	Pfizer Inc	Research/Marketing

Below is a summary of our programs funded internally and the development stage of the leading application:

Program	Stage
ZFP Therapeutics	Clinical/Preclinical/Research
ZFP TF-engineered cell lines for the manufacture of protein pharmaceuticals	Research

Drug development is inherently uncertain and the successful completion of our development programs is subject to numerous technological challenges and risks and we cannot presently estimate anticipated completion dates for any of our programs. Material cash inflows associated with the sale of products, if any, which result from our research efforts are not expected for at least five years. See Risk Factors—“Our potential therapeutic products are subject to a lengthy and uncertain regulatory process, and if these potential products are not approved, we will not be able to commercialize these products” and “Our gene regulation and gene modification technology is relatively new, and if we are unable to use this technology in all our intended applications, it would limit our revenue opportunities.”

Prior to January 1, 2008, due to the early stage of our various internal research and development projects, we did not track costs associated with our internal projects on a project-by-project basis. Since January 1, 2008, management categorizes research and development expenses by project. The table below shows research and development expenses for our two primary clinical development projects, SB-509 and SB-728-T, as well as expenses associated with all other projects in our research and development pipeline. Other projects consist primarily of numerous pre-clinical research projects and activity associated with various research collaborations.

Projects	Year Ended December 31, 2008 (In millions)
SB-509	$13,202
SB-728-T	3,985
Other research and development projects	14,042

Total research and development expenses	$31,229

General and administrative expenses

General and administrative expenses consist primarily of salaries and personnel expenses for executive, finance and administrative personnel, stock-based compensation expenses, professional fees, allocated facilities expenses, patent prosecution expenses and other general corporate expenses. As we pursue commercial development of our therapeutic leads, we expect the business aspects of the Company to become more complex. We may be required in the future to add personnel and incur additional costs related to the maturity of our business.

General and administrative expenses were $10.3 million in 2008, $8.3 million in 2007 and $7.1 million in 2006. The increase of $2.0 million in 2008 from 2007 was primarily due to increased salaries and personnel expenses of $2.3 million, including increased stock-based compensation of $2.0 million, partially offset by decreased expenses related to professional services of $214,000. The increase in stock-based compensation was due to increased grant activity, higher Black-Scholes value per share and a lower estimated forfeiture rate as noted above. The increase of $1.2 million during 2007 was primarily due to increased expenses related to professional services of $719,000 and salaries and personnel expenses of $403,000, including increased stock-based compensation of $201,000.

Interest income, net

	Year Ended December 31,
	2008	2007	Change	% Change	2007	2006	Change	% Change
	(In thousands, except percentage values)
Interest income, net	$2,231	$3,217	$(1,084)	(31)%	$3,217	$2,411	$806	33%

Net interest income was $2.1 million in 2008, compared to $3.2 million in 2007, and $2.4 million in 2006. The decrease in 2008 from 2007 was primarily due to lower interest income earned of $1.1 million due to lower average investment balances and lower interest rates. The increase of $806,000 in 2007 from 2006 was primarily related to higher interest income earned on higher average cash and investment balances from the July 2007 equity financing.

Other (expense)/income

	Year Ended December 31,
	2008	2007	Change	% Change	2007	2006	Change	% Change
	(In thousands, except percentage values)
Other (expense)/income	$(1,158)	$74	$(1,134)	(1665)%	$74	$454	$(380)	(84)%

Other (expense)/income is primarily comprised of foreign currency translation gains and losses related to the cash balance held by our wholly-owned UK subsidiary, Gendaq Limited. The loss in 2008 compared to the gain in 2007, and the decrease in 2007 from 2006 are due to fluctuations in the value of the British pound relative to the U.S. dollar.

Liquidity and Capital Resources

Since inception, we have financed our operations primarily through the sale of equity securities, payments from corporate collaborators, research grants and financing activities such as a bank line of credit. As of December 31, 2008, we had cash, cash equivalents, investments and interest receivable totaling $65.0 million.

Net cash used in operating activities was $18.5 million in 2008, $16.1 million in 2007 and $14.5 million in 2006. In all periods, net cash used in operating activities was primarily due to funding of net operating losses.

During 2008, the use of cash related to our net operating loss of $24.3 million was partially offset by net non-cash charges of $5.1 million and changes in operating assets and liabilities of $685,000. Non-cash charges include $5.7 million related to stock-based compensation and depreciation and amortization of $523,000. This was partially offset by net amortization of premium / discount on marketable securities of $1.1 million. The net increase in operating liabilities was primarily comprised of increases in deferred revenues of $1.2 million and accounts payable and accrued liabilities of $310,000. This was partially offset by decreases in accrued compensation and employee benefits of $811,000. During 2007, the use of cash related to our net operating loss of $21.5 million was partially offset by net non-cash charges of $566,000 and changes in operating assets and liabilities of $4.8 million. Non-cash charges include $2.4 million related to stock-based compensation and depreciation and amortization of $274,000. This was partially offset by net amortization of premium / discount on marketable securities of $2.1 million. The net increase in operating liabilities was primarily comprised of increases in deferred revenues of $2.6 million and accounts payable and accrued liabilities of $1.8 million. During 2006, the use of cash related to our net operating loss of $17.9 million and changes in operating assets and liabilities of $3.7 million, partially offset by net non-cash charges of $7.1 million. Non-cash charges include $5.8 million related to issuance of common stock for Edwards’ asset purchase, $2.0 million related to stock-based compensation and depreciation of $171,000, partially offset by amortization of premium / discount on marketable securities of $857,000. The net decreases in operating liabilities are mainly attributable to decreases in deferred revenues of $4.2 million partially offset by net decreases in asset balances of $370,000.

Net cash provided by investing activities was $23.8 million in 2008. Net cash used in investing activities was $26.6 million in 2007 and $12.2 million in 2006. Cash provided by investing activities in 2008 was primarily comprised of maturities of marketable securities of $101.4 million and proceeds from sales of marketable securities of $5.6 million, partially offset by purchases of marketable securities of $82.5 million and property and equipment of $739,000. Cash used in investing activities in 2007 was primarily comprised of purchases of marketable securities of $119.9 million and purchases of property and equipment of $1.4 million, partially offset by maturities of marketable securities of $93.3 million and proceeds from sales of marketable securities of $1.3 million. Cash used in investing activities in 2006 was primarily comprised of purchases of marketable securities of $67.1 million and purchases of property and equipment of $374,000, partially offset by maturities of marketable securities of $55.3 million.

Net cash provided by financing activities was $1.8 million in 2008, $42.3 million in 2007 and $20.9 million in 2006. Cash provided by financing activities in 2008 was related to proceeds from issuance of common stock related to stock option exercises. In July 2007, the company completed a registered direct offering to institutional and strategic investors for a total of 3,278,689 shares of common stock at a price of $9.15 per share to the investors, resulting in net proceeds to Sangamo of approximately $28.0 million. In July 2007, pursuant to a laboratory research reagents license agreement with Sigma, the company issued one million shares of common stock valued at $8.55 per share to Sigma, resulting in proceeds of $8.6 million. In June 2006, in an underwritten public offering and pursuant to an effective registration statement, we sold 3,100,000 shares of common stock at a public offering price of $6.75 per share, resulting in net proceeds of approximately $20.2 million after deducting underwriter’s discount. All other cash provided by financing activities for 2007 and 2006 was related to proceeds from issuance of common stock related to stock option exercises.

While we expect our rate of cash usage to increase in the future, in particular, to support our product development endeavors, we believe that the available cash resources, funds received from corporate collaborators, strategic partners and research grants will be sufficient to finance our operations through 2010. We may need to raise additional capital to fund our ZFP Therapeutic development activities. Additional capital may not be available in terms acceptable to us, or at all. If adequate funds are not available, our business and our ability to develop our technology and our ZFP Therapeutic products would be harmed.

There is no provision for income taxes because we have incurred losses. As of December 31, 2008, Sangamo had net operating loss carryforwards for federal income tax purposes of approximately $113.4 million, which will expire in the years 2010 through 2028. The Company also has state net operating loss carryforwards of approximately $96.9 million, which expire in the years 2012 through 2028. The Company also has federal and state research tax credit carryforwards of $2.4 million and $2.5 million, respectively. The federal research credits will begin to expire in the year 2018 through 2028 and the state research credits have no expiration date. Utilization of the Company’s net operating loss may be subject to substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. The annual limitation could result in the expiration of the net operating loss before use.

Contractual Obligations and Commercial Commitments

As of December 31, 2008 we had contractual obligations and commercial commitments as follows (in thousands):

	Payments Due by Period
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Operating leases	$3,344	$556	$1,155	$1,216	417
License obligations	1,550	290	630	630	—

Total contractual obligations	$4,894	$846	$1,785	$1,846	$417

Operating leases consist of base rents for facilities we occupy in Richmond, California. License obligations consist of ongoing license maintenance fees, milestones and royalties due from sales of ZFP TFs and ZFNs.

Recent Accounting Pronouncements

See “Note 1—Organization and Summary of Significant Accounting Policies” of the Notes to Consolidated Financial Statements in Part 2, Item 8 of this Form 10-K. Financial Statements and Supplementary Data for a full description of recent accounting pronouncements including the respective expected dates of adoption and effects on results of operations and financial condition.

ITEM 7A – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

We carry our investments of debt securities at fair value, estimated as the amount at which an asset or liability could be bought or sold in a current transaction between willing parties. A combination of factors in the housing and mortgage markets, including rising delinquency and default rates on subprime mortgages and declining home prices, has led to increases in actual and expected credit losses for residential mortgage-backed securities and mortgage loans. Since 2007, the credit markets have been reacting to these changing factors and the prices of many securities backed by subprime mortgages have been declining. Lower volumes of transactions in certain types of collateralized securities might make it more difficult to obtain relevant market information to estimate the fair value of these financial instruments. In accordance with our investment policy, we diversify our credit risk and invest in debt securities with high credit quality. Substantially all our investments held as of December 31, 2008 are actively traded and our estimate of fair value is based upon quoted market prices. We have not recorded losses on our securities due to credit or liquidity issues. We will continue to monitor our credit risks and evaluate the potential need for impairment charges related to credit risks in future periods.

We have exposure to fluctuations in the value of the British pound, relative to the U.S. dollar, associated with the cash and cash equivalents balance of our wholly-owned foreign subsidiary, Gendaq Limited, domiciled in the United Kingdom. We recognized a loss on foreign currency translation of $1.2 million in 2008, a gain on foreign currency translation of $74,000 in 2007, and a gain of $454,000 in 2006.

ITEM 8 – FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

SANGAMO BIOSCIENCES, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Sangamo BioSciences, Inc.

We have audited the accompanying consolidated balance sheets of Sangamo BioSciences, Inc. as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sangamo BioSciences, Inc. as of December 31, 2008 and 2007, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Sangamo BioSciences Inc.’s internal control over financial reporting as of December 31, 2008, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 2, 2009 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Palo Alto, California

March 2, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Sangamo BioSciences, Inc.

We have audited Sangamo BioSciences, Inc.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Sangamo BioSciences, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Sangamo BioSciences, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008 based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Sangamo BioSciences, Inc. as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2008 and our report dated March 2, 2009 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Palo Alto, California

March 2, 2009

SANGAMO BIOSCIENCES, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2008	2007
	(In thousands, except share and per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$19,409	$12,275
Marketable securities	45,422	68,813
Interest receivable	194	324
Accounts receivable	500	209
Prepaid expenses	327	497

Total current assets	65,852	82,118
Property and equipment, net	1,986	1,770
Other assets	12	12

Total assets	$67,850	$83,900

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$3,848	$3,538
Accrued compensation and employee benefits	388	1,199
Deferred revenue	7,395	4,944

Total current liabilities	11,631	9,681
Deferred revenue, non-current portion	823	2,097

Total liabilities	12,454	11,778

Commitments and contingencies	—	—
Stockholders’ equity:
Common stock, $0.01 par value; 80,000,000 shares authorized, 41,057,077 and 40,315,368 shares issued and outstanding at December 31, 2008 and 2007, respectively	410	403
Additional paid-in capital	228,764	221,176
Accumulated deficit	(174,054)	(149,752)
Accumulated other comprehensive income	276	295

Total stockholders’ equity	55,396	72,122

Total liabilities and stockholders’ equity	$67,850	$83,900

See accompanying Notes to Consolidated Financial Statements.

SANGAMO BIOSCIENCES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2008	2007	2006
	(In thousands, except per share amounts)
Revenues:
Collaboration agreements	$14,492	$6,781	$6,625
Research grants	1,694	2,317	1,260

Total revenues	16,186	9,098	7,885

Operating expenses:
Research and development	31,229	25,559	21,527
General and administrative	10,332	8,310	7,087

Total operating expenses	41,561	33,869	28,614

Loss from operations	(25,375)	(24,771)	(20,729)
Interest income, net	2,231	3,217	2,411
Other (expense)/income	(1,158)	74	454

Net loss	$(24,302)	$(21,480)	$(17,864)

Basic and diluted net loss per share	$(0.60)	$(0.58)	$(0.55)

Shares used in computing basic and diluted net loss per share	40,825	37,355	32,502

See accompanying Notes to Consolidated Financial Statements.

SANGAMO BIOSCIENCES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
	Shares	Amount
Balances at December 31, 2005	30,570,912	$306	$147,856	$(110,408)	$60	$37,814
Issuance of common stock in connection with registered direct offering and upon exercise of stock options	3,374,896	33	20,523	—	—	20,556
Issuance of common stock in connection with technologies purchase agreement	1,000,000	10	5,770	—	—	5,780
Issuance of common stock under employee stock purchase plan	99,590	1	348	—	—	349
Stock-based compensation	—	—	2,016	—	—	2,016
Comprehensive loss:
Increase in unrealized gain on marketable securities	—	—	—	—	54	54
Net loss	—	—	—	(17,864)	—	(17,864)

Comprehensive loss	—	—	—	—	—	(17,810)

Balances at December 31, 2006	35,045,398	350	176,513	(128,272)	114	48,705
Issuance of common stock in connection with registered direct offering and upon exercise of stock options	4,160,243	42	33,204	—	—	33,246
Issuance of common stock in connection with license agreement	1,000,000	10	8,540	—	—	8,550
Issuance of common stock under employee stock purchase plan	109,727	1	482	—	—	483
Stock-based compensation	—	—	2,437	—	—	2,437
Comprehensive loss:
Increase in unrealized gain on marketable securities	—	—	—	—	181	181
Net loss	—	—	—	(21,480)	—	(21,480)

Comprehensive loss	—	—	—	—	—	(21,299)

Balances at December 31, 2007	40,315,368	403	221,176	(149,752)	295	72,122
Issuance of common stock upon exercise of stock options and in connection with restricted stock units	639,326	6	1,211	—	—	1,217
Issuance of common stock under employee stock purchase plan	102,383	1	629	—	—	630
Stock-based compensation	—	—	5,748	—	—	5,748
Comprehensive loss:
Increase in unrealized gain on marketable securities	—	—	—	—	79	79
Other changes in Other Comprehensive Loss	—	—	—	—	(98)	(98)
Net loss	—	—	—	(24,302)	—	(24,302)

Comprehensive loss	—	—	—	—	—	(24,321)

Balances at December 31, 2008	41,057,077	$410	$228,764	$(174,054)	$276	$55,396

See accompanying Notes to Consolidated Financial Statements.

SANGAMO BIOSCIENCES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2008	2007	2006
	(In thousands)
Operating activities:
Net loss	$(24,302)	$(21,480)	$(17,864)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	523	274	171
Amortization of premium / discount on marketable securities	(1,059)	(2,145)	(857)
Issuance of common stock in connection with technologies purchase agreement	—	—	5,780
Stock-based compensation	5,748	2,437	2,016
Effect of Exchange Rate Changes on Cash	1,158	—	—
Other changes in Other Comprehensive Loss	(98)	—	—
Net changes in operating assets and liabilities:
Interest receivable	130	(269)	163
Accounts receivable	(291)	278	484
Prepaid expenses and other assets	170	134	(277)
Accounts payable and accrued liabilities	310	1,812	192
Accrued compensation and employee benefits	(811)	321	(55)
Deferred revenue	1,177	2,570	(4,231)

Net cash used in operating activities	(17,345)	(16,068)	(14,478)

Investing activities:
Purchases of marketable securities	(82,485)	(119,855)	(67,135)
Maturities of marketable securities	101,375	93,272	55,277
Proceeds from sales of marketable securities	5,639	1,314	—
Purchases of property and equipment	(739)	(1,369)	(374)

Net cash provided by / (used in) investing activities	23,790	(26,638)	(12,232)

Financing activities:
Proceeds from issuance of common stock	1,847	33,729	20,905
Issuance of common stock in connection with license agreements	—	8,550	—

Net cash provided by financing activities	1,847	42,279	20,905

Effect of Exchange Rate Changes on Cash	(1,158)	—	—

Net increase / (decrease) in cash and cash equivalents	7,134	(427)	(5,805)
Cash and cash equivalents, beginning of period	12,275	12,702	18,507

Cash and cash equivalents, end of period	$19,409	$12,275	$12,702

See accompanying Notes to Consolidated Financial Statements.

SANGAMO BIOSCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Sangamo and Basis of Presentation

Sangamo BioSciences, Inc. (“Sangamo” or the “Company”) was incorporated in the State of Delaware on June 22, 1995 and is focused on the development and commercialization of novel transcription factors for gene regulation and gene modification. Our gene regulation and gene modification technology platform is enabled by the engineering of a class of transcription factors known as zinc finger DNA-binding proteins (“ZFPs”). Potential applications of Sangamo’s technology include development of human therapeutics, plant agriculture and enhancement of pharmaceutical protein production. Sangamo will require additional financial resources to complete the development and commercialization of its products including ZFP Therapeutics.

Sangamo is currently working on a number of long-term development projects that will involve experimental and unproven technology. The projects may require several years and substantial expenditures to complete and ultimately may be unsuccessful. We plan to finance operations with available cash resources, funds received under research grants and Enabling Technology collaborations and strategic partnerships, and from the issuance of equity or debt securities. Sangamo believes that its available cash, cash equivalents and investments as of December 31, 2008, along with expected revenues from Enabling Technology collaborations and strategic partnerships, will be adequate to fund its operations through 2010. Sangamo will need to raise substantial additional capital to fund subsequent operations and complete the development and commercialization of its products either through significant corporate partnerships, Enabling Technology agreements and research grants, or issuance of equity securities. Sangamo may seek to raise additional capital when conditions permit, however, there is no assurance funding will be available on favorable terms, if at all.

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

The carrying amounts for financial instruments consisting of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate fair value due to their short maturities. Marketable securities are stated at their estimated fair values, based on quoted market prices for the same or similar instruments. The counterparties to the agreements relating to the Company’s investment securities consist of various major corporations, governmental agencies and financial institutions with high credit standing.

Cash and Cash Equivalents

Sangamo considers all highly liquid investments purchased with original maturities of three months or less at the purchase date to be cash equivalents. Cash and cash equivalents of $19.4 million and $12.3 million at December 31, 2008 and 2007, respectively, consist of deposits in money market investment accounts and corporate bank accounts.

Marketable Securities

Sangamo classifies its marketable securities as available-for-sale and records its investments at fair value in accordance with Statement of Financial Accounting Standards (“FAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” Available-for-sale securities are carried at estimated fair value based on quoted market prices, with the unrealized holding gains and losses included in accumulated other comprehensive income. The Company’s investments are subject to a periodic impairment review. The Company recognizes an impairment charge when a decline in the fair value of its investments below the cost basis is judged to be other-than-temporary. The Company considers various factors in determining whether to recognize an impairment charge, including the length of time and extent to which the fair value has been less than the Company’s cost basis, the financial condition and near-term prospects of the investee, and the Company’s intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in the market value. During the years ended December 31, 2008, 2007 and 2006 the Company did not record any other-than-temporary impairment charges on its investments. Realized gains and losses on available-for-sale securities are included in other (expense)/income, which is determined using the specific identification method.

The table below summarizes our available-for-sale securities (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
December 31, 2008
Marketable securities:
Commercial paper	$20,675	$123	$—	$20,798
Government agencies	24,471	153	—	24,624

Total	$45,146	$276	$—	$45,422

December 31, 2007
Marketable securities:
Commercial paper	$40,514	$181	$—	$40,695
Asset backed securities	13,753	17	—	13,770
Corporate notes	14,349	—	(1)	14,348

Total	$68,616	$198	$(1)	$68,813

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

Impairment of Long-Lived Assets

The Company’s policy regarding long-lived assets is to evaluate the recoverability of its assets when the facts and circumstances suggest that the assets may be impaired. This assessment of fair value is performed in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” and is based on the estimated undiscounted cash flows compared to the carrying value of the assets. If the future cash flows (undiscounted and without interest charges) are less than the carrying value, a write-down would be recorded to reduce the related asset to its estimated fair value. The Company did not incur impairment losses in the periods presented.

Foreign Currency Translation

The accounts of Sangamo’s foreign subsidiary, Gendaq Ltd., are translated in accordance with SFAS No. 52, “Foreign Currency Translation” (SFAS 52). We have determined that the functional currency of Gendaq Ltd. is the U.S. dollar, since the closure of its facility in September 2002. Monetary assets and liabilities which are denominated in foreign currency are remeasured at the exchange rates in effect at the balance sheet date.

Nonmonetary assets and liabilities, if any, are remeasured at the historical exchange rates. Income and expenses are remeasured using the average exchange rate for the period. Gains and losses from remeasurement of the foreign subsidiary’s financial statements are recorded as other income (expense).

In 2008 we recorded a foreign currency translation loss of $1.2 million. In 2007 and 2006 we recorded foreign currency translation gains of $74,000 and $454,000, respectively.

Comprehensive Loss

Comprehensive loss is comprised of net loss and other comprehensive income (loss) which primarily consist of unrealized gains / (losses) on marketable securities. Comprehensive loss for the years ended December 31, 2008, 2007 and 2006 is included in the statement of stockholders’ equity.

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

For 2008, revenues related to DAS, Sigma and Pfizer represented 46%, 20%, and 19%, respectively, of total revenues. For 2007, revenues related to DAS, JDRF and Sigma represented 59%, 16% and 12%, respectively, of total revenues. For 2006, revenues related to DAS and an Advanced Technology Program grant awarded by the National Institute of Standards and Technology represented 67% and 12%, respectively, of total revenues. The Company’s accounts receivable are derived from net revenues to customers located in the United States. As of December 31, 2008, 100% of the accounts receivable balance related to DAS. As of December 31, 2007, Genentech and a federal government research grant with the Department of Defense represented 72% and 28%, respectively, of accounts receivable.

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

Income Taxes

Income tax expense is accounted for in accordance with SFAS No. 109, Accounting of Income Taxes, (SFAS 109). Income tax expense has been provided using the liability method. Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities as measured by the enacted tax rates that will be in effect when these differences reverse. The Company provides a valuation allowance against net deferred tax assets if, based upon the available evidence, it is not more likely than not that the deferred tax assets will be realized.

The Company adopted FASB Interpretation 48, Accounting for Uncertainty in Income Taxes (FIN 48), on January 1, 2007. As a result of the implementation of FIN 48, the Company did not recognize any adjustment to the liability for uncertain tax positions and therefore did not record any adjustment to the beginning balance of retained earnings on the consolidated balance sheet. As of the date of adoption, the Company recorded a $1.1 million reduction to deferred tax assets and the associated valuation allowance for unrecognized tax benefits. If the unrecognized tax benefits were recognized, there would be no impact on the effective tax rate.

Net Loss Per Share

Basic and diluted net loss per share are presented in conformity with FAS No. 128, “Earnings per Share” (FAS 128), for all periods presented. Basic net loss per share has been computed using the weighted-average number of shares of common stock outstanding during the period. For all years presented, stock options represent the Company’s only potentially dilutive securities and were anti-dilutive. In 2008, 2007 and 2006 there were 87,121, 523,536 and 650,838 anti-dilutive stock options, respectively. The following table presents the calculation of historical basic and diluted net loss per common share (in thousands, except per share data):

	Year Ended December 31,
	2008	2007	2006
Net loss	$(24,302)	$(21,480)	$(17,864)

Weighted-average shares of common stock outstanding used in computing basic and diluted net loss per share	40,825	37,355	32,502

Basic and diluted net loss per share	$(0.60)	$(0.58)	$(0.55)

Segments

The Company operated in one segment. Management uses one measurement of profitability and does not segregate its business for internal reporting. As of December 31, 2008 and 2007, 100% of all long-lived assets were maintained in the U.S. Moreover, for the years ended December 31, 2008, 2007 and 2006, 100% of revenues and operating expenses were generated and incurred in the U.S.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair-Value Measurements” (“SFAS 157”) which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair-value measurements. The Company adopted SFAS 157 effective January 1, 2008 for all financial assets and liabilities and any other assets and liabilities that are recognized or disclosed at fair value on a recurring basis (see Note 5—Fair Value Measurement). In accordance with FASB Staff Position 157-2, Effective Date of FASB Statement No. 157 (“FSP 157-2”), for nonfinancial assets and liabilities measured at fair value on a non-recurring basis, SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2008. The adoption of SFAS 157 is not expected to have a significant impact on the Company’s consolidated financial statements when it is applied to non-financial assets and non-financial liabilities that are not measured at fair value on a recurring basis, beginning in the first quarter of 2009.

On October 10, 2008, the FASB issued FSP No. 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active, (“FSP 157-3”) that clarifies the application of SFAS 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial assets is not active. FSP 157-3 is effective upon issuance, including prior periods for which the financial statements have not been issued. The adoption of FSP 157-3 did not have a material impact on the Company’s consolidated results of operations or financial condition.

In November 2007, the EITF ratified a consensus on EITF Issue No. 07-1 (EITF 07-1), “Accounting for Collaborative Arrangements”, which requires participants in a collaboration to make separate disclosures regarding the nature and purpose of an arrangement, their rights and obligations under the arrangement, the accounting policy for the arrangement and the income statement classification and amounts arising from the arrangement between participants for each period an income statement is presented. EITF No. 07-1 is effective retrospectively to all prior periods presented for all collaborative arrangements existing as of the effective date for fiscal years beginning after December 15, 2008. We have evaluated the impact of adopting EITF 07-01 and do not expect a material impact to our consolidated financial statement disclosures.

NOTE 2 – STOCK-BASED COMPENSATION

On January 1, 2006, the Company adopted FAS 123R, which supersedes previous accounting under APB 25. FAS 123R requires the recognition of compensation expense, using a fair-value based method, for costs related to all share-based payments including stock options and stock issued under its employee stock purchase plan. Under FAS 123R, the value of the portion of the award that is ultimately expected to vest is recognized as expense on a straight-line basis over the requisite service periods in its Consolidated Statements of Operations.

The following table shows total stock-based compensation expense recognized in the consolidated statements of operations (in thousands):

	Year Ended December 31,
	2008	2007	2006
Research and development	$2,718	$1,449	$1,229
General and administrative	3,030	988	787

Total stock-based compensation expense	$5,748	$2,437	$2,016

There was no capitalized stock-based employee compensation cost as of December 31, 2008.

As of December 31, 2008, total compensation cost related to nonvested stock options to be recognized in future periods was $15.6 million, which is expected to be expensed over a weighted-average period of 3.32 years.

Valuation Assumptions

The employee stock-based compensation expense recognized under FAS 123R was determined using the Black Scholes option valuation model. Option valuation models require the input of subjective assumptions and these assumptions can vary over time.

The Company primarily bases its determination of expected volatility through its assessment of the historical volatility of its Common Stock. For 2008, the Company relied on its historical exercise and post-vested termination activity for estimating its expected term for use in determining the fair value of these options. During 2007 and 2006, the Company did not believe it was able to rely on its historical exercise and post-vested termination activity for estimating its expected term. Therefore, during 2007 and 2006, as allowed by Staff Accounting Bulletin (SAB) No. 107, Share-Based Payment, the Company opted to use the simplified method for estimating its expected term equal to the midpoint between the vesting period and the contractual term.

The weighted–average assumptions used for estimating the fair value of the employee stock options are as follows:

	Year Ended December 31,
	2008	2007	2006
Risk-free interest rate	2.4-3.3%	3.5-5.0%	4.7-5.1%
Expected life of option	5.10-5.20 yrs	6.25 yrs	6.25 yrs
Expected dividend yield of stock	0%	0%	0%
Expected volatility	0.61-0.83	0.90-0.93	0.94-0.97

The weighted–average assumptions used for estimating the fair value of the employees’ stock purchase rights are as follows:

	Year Ended December 31,
	2008	2007	2006
Risk-free interest rate	1.1-5.1%	3.6-5.1%	2.5-5.1%
Expected life of option	0.5-2.0 yrs	0.5-2.0 yrs	0.5-2.0 yrs
Expected dividend yield of stock	0%	0%	0%
Expected volatility	0.51-0.73	0.46-0.77	0.41-0.98

Sangamo did not grant nonqualified stock options to consultants in 2008. In both 2007 and 2006, Sangamo granted 10,000 nonqualified common stock options to consultants. Such options are included in the option tables disclosed in Note 7. The options generally vest over four years at a rate of 25 percent one year from grant date and one-thirty-sixth per month thereafter and expire ten years after the grant date. Total nonqualified stock-based compensation expense for consultants included in the total stock-based compensation expenses was $62,000 $15,000 and $33,000 in 2008, 2007 and 2006, respectively. The fair value of these options was determined using the Black-Scholes model.

NOTE 3 – MAJOR CUSTOMERS, PARTNERSHIPS AND STRATEGIC ALLIANCES

Agreement with Dow AgroSciences in Plant Agriculture

We have an exclusive commercial license agreement with Dow AgroSciences LLC (“DAS”), a wholly owned indirect subsidiary of Dow Chemical Corporation. Under this agreement, we are providing DAS with access to our proprietary zinc finger DNA-binding protein (ZFP) technology and the exclusive right to use our ZFP technology to modify the genomes or alter the nucleic acid or protein expression of plant cells, plants, or plant cell cultures. We have retained rights to use plants or plant-derived products to deliver ZFP transcription factors (ZFP TFs™) or zinc-finger nuclease (ZFN™) into human or animals for diagnostic, therapeutic, or prophylactic purposes.

Pursuant to the Research License and Commercial Option Agreement which we entered into in October 2005, DAS made an initial cash payment to us of $7.5 million. In November 2005, the Company sold approximately 1.0 million shares of common stock to DAS at a price of $3.85 per share, resulting in proceeds of $3.9 million. Our agreement with DAS provided for an initial three-year research term during which DAS agreed to pay Sangamo $6.0 million in research funding over the three-year period and make additional payments of up to $4.0 million in research milestone payments during this same period, depending on the success of the research program. We agreed to supply DAS and its sublicensees with ZFP TFs and/or ZFNs for both research and commercial use over the initial three year period of the agreement.

In June 2008, DAS exercised its option under the agreement to obtain a commercial license to sell products incorporating or derived from plant cells generated using our ZFP technology, including agricultural crops, industrial products and plant-derived biopharmaceuticals. The exercise of the option triggered a one-time commercial license fee of $6.0 million, payment of the remaining $2.3 million of the previously agreed $4.0 million in research milestones, minimum sublicensing payments totaling up to $25.3 million over 11 years, development and commercialization milestone payments for each product, and royalties on sales of products. Furthermore, DAS has the right to sublicense our ZFP technology to third parties for use in plant cells, plants, or plant cell cultures, and we will be entitled to 25% of any cash consideration received by DAS under such sublicenses. The research program has been extended beyond the initial three-year research term and DAS is providing additional research funding.

DAS may terminate the agreement at any time. In addition, each party may terminate the agreement upon an uncured material breach of the agreement by the other party. In the event of any termination of the agreement, all rights to use our ZFP technology will revert to us, and DAS will no longer be permitted to practice our ZFP technology or to develop or, except in limited circumstances, commercialize any products derived from our ZFP technology.

The commercial license fee of $6.0 million, the remaining research milestones of $2.3 million, and the unrecognized portion of the initial cash payment are recognized ratably over the period from option exercise through December 31, 2009, which reflects the estimated timing over which the ZFP manufacturing technology transfer will occur, as well as the period over which Sangamo will be performing additional research services for DAS.

Revenues under the agreement were $7.4 million, $5.3 million and $5.2 million during 2008, 2007 and 2006, respectively. Related costs and expenses incurred under the agreement were $391,000, $467,000 and $568,000 during 2008, 2007 and 2006, respectively.

Agreement with Sigma-Aldrich Corporation in Laboratory Research Reagents

In July 2007, we entered into a license agreement with Sigma-Aldrich Corporation (“Sigma”). Under the license agreement, we are providing Sigma with access to our proprietary ZFP technology and the exclusive right to use the technology to develop and commercialize research reagents products and services in the research field, excluding certain agricultural research uses that Sangamo previously licensed to DAS. Under the agreement, Sangamo and Sigma have agreed to conduct a three-year research program to develop laboratory research reagents using our ZFP technology. In addition, for three years we will assist Sigma in connection with Sigma’s efforts to market and sell services employing our technology in the research field. We will transfer the ZFP manufacturing technology to Sigma or to a mutually agreed-upon contract manufacturer upon Sigma’s request. Prior to the completion of this transfer, we will be responsible for supplying ZFPs for use by Sigma in performing services in the research field.

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

In December 2008, we achieved a production throughput milestone as part of our agreement which triggered a payment of $1.0 million from Sigma, and was fully recognized as revenue in 2008.

Revenues related to the research license under the Sigma agreement are being recognized ratably over the three-year research term of the agreement and were $1.3 million and $603,000 during 2008 and 2007, respectively. Revenues attributable to collaborative research and development performed under the Sigma agreement were $2.0 million and $458,000 during 2008 and 2007, respectively. Royalty revenues under the Sigma agreement were $388,000 and $0 during 2008 and 2007, respectively. Related costs and expenses incurred under the Sigma agreement were $2.2 million and $316,000 during 2008 and 2007, respectively.

Enabling Technology Collaborations in Pharmaceutical Protein Production

We have established several research collaborations in this area. Commencing in December 2004, we had a research collaboration agreement with Pfizer to use our ZFP technology to develop enhanced cell lines for protein pharmaceutical production. Under the terms of the agreement, Pfizer funded research at Sangamo and we provided our proprietary ZFP technology for Pfizer to assess its feasibility for use in mammalian cell-based protein production. We generated novel cell lines and vector systems for enhanced protein production as well as novel technology for rapid creation of new production cell lines. In December 2008, we entered into a license agreement with Pfizer to provide Pfizer with a worldwide, non-exclusive license for the use of certain ZFP Nuclease (ZFNs) reagents to permanently eliminate the Glutamine Synthetase (GS) gene in Chinese Hamster Ovary (CHO) cell lines and for the use of these ZFN-modified cells for clinical and commercial production of therapeutic proteins. Under the terms of the license agreement we received a one time payment of $3.0 million from Pfizer for a fully paid commercial license. We have no further obligations or deliverables under the license agreement.

Revenues attributable to the Pfizer agreements were $3.0 million, $96,000 and $747,000 in 2008, 2007 and 2006, respectively. Related costs and expenses incurred under the Pfizer agreements were $66,000, $358,000 and $342,000 in 2008, 2007 and 2006, respectively.

In April 2007, we established a research and license agreement with Genentech, Inc. Under our agreement with Genentech, we are developing ZFNs capable of making targeted modifications to the genome of Genentech cell lines to generate cell lines with novel characteristics for protein pharmaceutical production purposes. Genentech paid an upfront fee of $400,000 which is being recognized ratably over the two year contract term. Genentech will also pay an ongoing technology access fee, and certain payments upon achievement of specified milestones relating to the research of ZFNs and the development and commercialization of products manufactured using a modified cell line created by our ZFN technology. The agreement was expanded to include further ZFNs in February 2008. Under the expanded agreement, we may directly offer the ZFN-related services to Genentech and Sigma will in return receive a share of certain payments made to us by Genentech. Revenues recognized under the expanded agreement, net of payments made to Sigma, are included in royalty revenues attributable to the Sigma agreement, as described above.

Revenues attributable to collaborative research and development performed under the Genentech agreement were $389,000 during 2008 and $283,000 during 2007. Related research and development costs and expenses incurred under the agreement were $147,000 during 2008 and $82,000 during 2007.

Funding from Research Foundations

The Juvenile Diabetes Research Foundation International

In October 2006, we announced a partnership with the Juvenile Diabetes Research Foundation International (“JDRF”) to provide financial support to one of our Phase 2 human clinical studies (SB-509-601) of SB-509, a ZFP Therapeutic that is in development for the treatment of diabetic neuropathy. Under the agreement with JDRF and subject to its terms and conditions, including the Company’s achievement of certain milestones associated with the Company’s Phase 2 clinical trial of SB-509 for the treatment of mild to moderate diabetic neuropathy, JDRF will pay the Company an aggregate amount of up to $3.0 million. Through December 31, 2008, we have received $2.5 million. After the first commercial launch of SB-509 in a major market, JDRF has the right to receive, subject to certain limitations, annual payments from Sangamo, until such time when the total amount paid to JDRF, including payments made on account of certain licensing arrangements, equals three times the amount received by us from JDRF.

Under the agreement, we are obligated to use commercially reasonable efforts to carry out the Phase 2 trial and, thereafter, to develop and commercialize a product containing SB-509 for the treatment of diabetes and complications of diabetes. We are obligated to cover all costs of the Phase 2 trial that are not covered by JDRF’s grant. If we fail to satisfy these obligations, JDRF may have the right, subject to certain limitations, to obtain an exclusive, sublicensable license, to the intellectual property generated by us in the course of the Phase 2 trial, to make and commercialize products containing SB-509 for the treatment of diabetes and complications of diabetes. If JDRF obtains such a license, it is obligated to pay us a percentage of its revenues from product sales and sublicensing arrangements. If JDRF fails to satisfy its obligations to develop and commercialize a product containing SB-509 under the Agreement, then their license rights will terminate and we will receive a non-exclusive, fully paid license, for any intellectual property developed during JDRF’s use of the license, to research, develop and commercialize products containing SB-509 for the treatment of diabetes and complications of diabetes.

Revenues attributable to research and development activities performed under the JDRF partnership were $1.0 million in 2008 and $1.5 million in 2007. Related costs and expenses incurred during 2008 and 2007 were $3.9 million and $4.7 million, respectively.

The Michael J. Fox Foundation

In January 2007, Sangamo announced a partnership with the Michael J. Fox Foundation for Parkinson’s Research (“MJFF”) to provide financial support of Sangamo’s ZFP TFs to activate the expression of glial cell line-derived neurotrophic factor (GDNF) that has shown promise in preclinical testing to slow or stop the progression of Parkinson’s disease. Under the agreement with MJFF and subject to its terms and conditions, MJFF has paid the Company $950,000 over a period of two years and through December 31, 2008 we have received the total funds due from MJFF.

Revenues attributable to research and development performed under the MJFF partnership were $553,000 during 2008 and $397,000 during 2007. Related costs and expenses incurred under the MJFF partnership were $903,000 during 2008 and $397,000 during 2007.

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment consist of the following (in thousands):

	December 31,
	2008	2007
	(In thousands)
Laboratory equipment	$3,426	$3,142
Furniture and fixtures	1,047	822
Leasehold improvements	2,547	2,318

	7,020	6,282
Less accumulated depreciation	(5,034)	(4,512)

	$1,986	$1,770

Depreciation and amortization expense were $523,000, $274,000 and $171,000 during 2008, 2007 and 2006, respectively.

NOTE 5 – FAIR VALUE MEASUREMENT

We adopted the measurement and disclosure requirements of FASB Statement No. 157 related to financial assets and liabilities effective January 1, 2008. The adoption of Statement No. 157 had no effect on our net loss for the year ended 2008. Statement No. 157 establishes a framework for measuring fair value and expands disclosure about fair value measurements.

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

The following table summarizes our financial instruments as of December 31, 2008 (in thousands):

	December 31, 2008 Fair Value Measurements
	Total	Level 1	Level 2	Level 3
Assets:
Marketable securities:
Commercial paper	$20,798	$—	$20,798	$—
Government agencies	24,624	—	24,624	—

Total	$45,422	$—	$45,422	$—

NOTE 6 – COMMITMENTS

Sangamo occupies office and laboratory space under operating leases in Richmond, California that expire in August 2014. License obligations consist of non-cancelable ongoing license maintenance fees and royalties due from sales of ZFP TFs. Rent expenses were $566,000, $547,000 and $471,000 for 2008, 2007 and 2006, respectively. Future minimum payments under contractual obligations and commercial commitments at December 31, 2008 consist of the following (in thousands):

Fiscal Year:	Operating Lease	License Agreements
2009	$556	$290
2010	570	315
2011	585	315
2012	600	315
2013	616	315
Thereafter	417	—

Total minimum payments	$3,344	$1,550

NOTE 7 – STOCKHOLDERS’ EQUITY

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

In December 2006, Sangamo issued 1,000,000 shares of common stock to Edwards Lifesciences LLC (“Edwards”) as partial consideration for the purchase of Edwards’ angiogenesis program. This transaction was valued at $5.8 million, based on the fair value of its publicly traded stock at the close of the transaction, less a discount for lack of marketability in the unregistered common stock and recorded as a research and development expense in the Consolidated Statement of Operations.

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

Stock Incentive Plan

Sangamo’s 2004 Stock Incentive Plan (the “2004 Plan”), which supersedes the 2000 Stock Incentive Plan (the “2000 Plan”), provides for the issuance of common stock and grants of options for common stock to employees, officers, directors and consultants. The exercise price per share will be no less than 85 percent of the fair value per share of common stock on the option grant date, and the option term will not exceed ten years. If the person to whom the option is granted is a 10 percent stockholder, and the option granted qualifies as an Incentive Stock Option Grant, then the exercise price per share will not be less than 110 percent of the fair value per share of common stock on the option grant date, and the option term will not exceed five years. Options granted under the 2004 Plan generally vest over four years at a rate of 25 percent one year from the grant date and one thirty-sixth per month thereafter and expire ten years after the grant, or earlier upon employment termination. Options granted pursuant to the 2004 Plan may be exercised prior to vesting, with the related shares subject to Sangamo’s right to repurchase the shares that have not vested at the issue price if the option holder terminates employment. The right of repurchase lapses over the original option vesting period, as described above. Approximately 6.5 million shares were initially reserved for issuance pursuant to the 2000 Plan and the 2004 Plan. The number of shares authorized for issuance under the 2004 Option Plan automatically increases on the first trading day of the fiscal year by an amount equal to 3.0 percent of the total number of shares of our common stock outstanding on the last trading day of the preceding fiscal year, but in no event shall any such increase exceed 1.75 million shares per year. During 2008, 2007 and 2006, 1,209,461, 1,051,362 and 917,127 additional shares, respectively, were authorized for issuance under the 2004 Plan pursuant to the evergreen increase feature of such plan.

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

The weighted-average estimated fair value per share of employee purchase rights during 2008, 2007, and 2006 were $3.28, $2.65, and $2.22, respectively, based upon the assumptions in the Black-Scholes valuation model described in Note 2.

Stock Option Activity

A summary of Sangamo’s stock option activity is as follows:

	Number of Shares	Weighted- Average Exercise per Share Price	Weighted Average Remaining Contractual Term
Options outstanding at December 31, 2005	3,874,097	$4.27	6.59
Options granted	704,000	$6.75
Options exercised	(274,896)	$2.12
Options canceled	(155,389)	$7.33

Options outstanding at December 31, 2006	4,147,812	$5.68	6.00
Options granted	1,703,500	$12.43
Options exercised	(881,554)	$6.08
Options canceled	(218,785)	$6.02

Options outstanding at December 31, 2007	4,750,973	$8.01	7.15
Options granted	2,471,500	$4.04
Options exercised	(623,264)	$1.94
Options canceled	(189,124)	$8.90

Options outstanding at December 31, 2008	6,410,085	$7.04	8.07

Options exercisable at December 31, 2008	2,516,110	$7.63	6.04

There were no shares subject to Sangamo’s right of repurchase as of December 31, 2008. The intrinsic value of options exercised during 2008, 2007, 2006 were $6.2 million, $5.4 million and $1.2 million, respectively.

At December 31, 2008, the aggregate intrinsic values of the outstanding and exercisable options were $258,000 and $121,000, respectively.

The weighted-average fair value per share of options granted during 2008, 2007, and 2006 was $2.62, $9.57, and $5.36, respectively, based upon the assumption in the Black-Scholes valuation model described in Note 2. The aggregate intrinsic value of shares vested and expected to vest during 2008, 2007 and 2006 was $228,000, $24.0 million and $6.9 million, respectively.

The following table summarizes information with respect to stock options outstanding at December 31, 2008:

	Options Outstanding
Range of Exercise Price	Number of Shares	Weighted Average Remaining Contractual Life
		(In Years)
$ 0.23 – $ 3.20	135,733	6.06
$ 3.45 – $ 3.45	2,218,500	9.94
$ 3.61 – $ 4.20	643,920	6.43
$ 4.30 – $ 6.39	701,148	5.62
$ 6.60 – $ 7.28	685,084	7.86
$ 7.43 – $13.40	589,200	6.72
$13.98 – $13.98	908,000	8.95
$14.00 – $15.38.	506,500	6.31
$15.68 – $15.68	7,000	8.79
$38.00 – $38.00	15,000	1.63

	6,410,085	8.07

During 2007, we issued 100,000 restricted stock units under our 2004 Stock Incentive Plan at a grant date fair value of $14.72 per share. These restricted stock units will vest 25% after completion of one year of service and the balance will vest in equal monthly installments over the following thirty-six months of continued service. In accordance with FAS123R, the fair value of the restricted stock units was estimated based upon the closing sales price of the Company’s common stock on the grant date.

As of December 31, 2008, options to purchase 6,410,085 shares and 75,000 restricted stock units were outstanding under our stock option plans, and 2,027,691 shares were reserved for future awards. As of December 31, 2008, we had 1,913,578 shares of common stock reserved for future issuance under the 2000 Employee Stock Purchase Plan.

NOTE 8 – COMPREHENSIVE LOSS

Activities in comprehensive loss were as follows (in thousands):

	Year Ended December 31,
	2008	2007	2006
Net loss	$(24,302)	$(21,480)	$(17,864)
Increase in unrealized gains on marketable securities	79	181	54
Other	(98)	—	—

Comprehensive loss	$(24,321)	$(21,299)	$(17,810)

Accumulated other comprehensive income at December 31, 2008 and 2007 is $276,000 and $295,000.

NOTE 9 – INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets are as follows (in thousands):

	December 31,
	2008	2007
Deferred tax assets:
Net operating loss carryforwards	$44,384	$37,171
Research and development tax credit carryforwards	3,148	3,201
Capitalized research	964	1,195
Other	3,095	2,003

	51,591	43,570
Valuation allowance	(51,591)	(43,570)

Net deferred tax assets	$—	$—

Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance. The valuation allowance increased by $8.0 million, $7.5 million and $7.9 million for the years ended December 31, 2008, 2007 and 2006, respectively. As of December 31, 2008, Sangamo had net operating loss carryforwards for federal income tax purposes of approximately $113.4 million, which expire in the years 2010 through 2028. The Company also has state net operating loss carryforwards of approximately $96.9 million, which expire in the years 2012 through 2028. The Company also has federal and state research tax credit carryforwards of $2.4 million and $2.5 million, respectively. The federal research credits will begin to expire in the year 2018 through 2028 and the state research credits have no expiration date. Utilization of the Company’s net operating loss may be subject to substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. The annual limitation could result in the expiration of the net operating loss before use.

We file U.S and state income tax returns with varying statutes of limitations. The tax years from 1998 forward remain open to examination due to the carryover of net operating losses or tax credits.

The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense in accordance with FIN 48. As of December 31 2008, the Company had no accrued interest and/or penalties. The company does not anticipate a significant change to it unrecognized tax benefits over the next twelve months. The unrecognized tax benefits may change during the next year for items that arise in the ordinary course of business.

The following table summarizes the activity related to our unrecognized tax benefits:

	December 31,
	2008	2007
Beginning balance	$1,300	$1,140
Additions based on tax positions related to the current year	79	160
Additions for tax positions of prior years	—	—
Reductions for tax positions of prior years	(97)	—

Ending Balance	$1,282	$1,300

NOTE 10 – ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities consist of the following (in thousands):

	December 31,
	2008	2007
Accounts payable	$1,691	$1,554
Accrued clinical trial expense	1,256	1,044
Accrued research and collaboration expense	423	420
Accrued professional fees	288	234
Deferred rent	153	131
Other	37	155

Total accounts payable and accrued liabilities	$3,848	$3,538

NOTE 11 – QUARTERLY FINANCIAL DATA (UNAUDITED)

The following table sets forth certain unaudited quarterly financial data for the eight quarters ended December 31, 2008. The unaudited information set forth below has been prepared on the same basis as the audited information and includes all adjustments necessary to present fairly the information set forth herein. The operating results for any quarter are not indicative of results for any future period. All data is in thousands except per common share data.

	2008				2007
	Q1	Q2	Q3	Q4	Q1	Q2	Q3	Q4
Revenues	$2,765	$2,842	$3,745	$6,834	$1,422	$2,584	$2,325	$2,767
Expenses	$11,573	$10,831	$10,127	$9,030	$7,429	$8,422	$7,644	$10,374
Net loss	$(7,972)	$(7,419)	$(6,340)	$(2,571)	$(5,359)	$(5,181)	$(4,268)	$(6,673)
Net loss per share	$(0.20)	$(0.18)	$(0.15)	$(0.06)	$(0.15)	$(0.15)	$(0.11)	$(0.17)

ITEM 9 – CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A – CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We have performed an evaluation under the supervision and with the participation of our management, including our principal executive officer and principal financial officer of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on that evaluation, our management, including our principal executive officer and principal financial officer, concluded that our disclosure controls and procedures were effective as of December 31, 2008 to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding disclosure.

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

Management has used the framework set forth in the report entitled Internal Control—Integrated Framework published by the Committee of Sponsoring Organizations of the Treadway Commission, known as COSO, to evaluate the effectiveness of the Company’s internal control over financial reporting. Management has concluded that our internal control over financial reporting was effective as of December 31, 2008.

Ernst & Young LLP, our independent registered public accounting firm, has audited the consolidated financial statements included in our Annual Report on Form 10-K and has issued an attestation report on the effectiveness of our internal controls over financial reporting as of December 31, 2008.

Changes in Internal Controls

There has been no change in our internal controls over financial reporting during the fourth fiscal quarter of 2008 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B – OTHER INFORMATION

On May 18, 2007, we entered into a sales agreement (the “Sales Agreement”) with Cantor Fitzgerald & Co. (“Cantor”), pursuant to which we may issue and sell up to 3,000,000 shares of our common stock from time to time through Cantor as agent. (See our Current Report on Form 8-K filed on May 18, 2007). Pursuant to a notice we sent to Cantor under the Sales Agreement, the Sales Agreement was terminated effective February 27, 2009.

PART III

Certain information required by Part III is omitted from this Report on Form 10-K since we intend to file our definitive Proxy Statement for our next Annual Meeting of Stockholders, pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended (the “2009 Proxy Statement”), no later than April 30, 2009, and certain information to be included in the 2009 Proxy Statement is incorporated herein by reference.

ITEM 10 – DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item concerning our directors, executive officers, Section 16 compliance and code of ethics is incorporated by reference to the information set forth in the sections titled “Election of Directors,” “Management,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Code of Ethics” in our 2009 Proxy Statement.

ITEM 11 – EXECUTIVE COMPENSATION

The information required by this item regarding executive compensation is incorporated by reference to the information set forth in the sections titled “Executive Compensation” in our 2009 Proxy Statement.

ITEM 12 – SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item regarding security ownership of certain beneficial owners and management is incorporated by reference to the information set forth in the section titled “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plans” in our 2009 Proxy Statement.

ITEM 13 – CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item regarding certain relationships and related transactions is incorporated by reference to the information set forth in the section titled “Certain Relationships and Related Transactions” in our 2009 Proxy Statement.

ITEM 14 – PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item regarding principal accounting fees and services is incorporated by reference to the information set forth in the section titled “Principal Accounting Fees and Services” in our 2009 Proxy Statement.

PART IV

ITEM 15 – EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following documents are included as part of this Annual Report on Form 10-K:

1. Financial Statements—See Index to Consolidated Financial Statements in Item 8.

2. Financial Statement Schedules—Not Applicable.

3. Exhibits—See Index to Exhibits.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 3, 2009.

SANGAMO BIOSCIENCES, INC.

By:	/s/ EDWARD O. LANPHIER II
Edward O. Lanphier II
President, Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ EDWARD O. LANPHIER II Edward O. Lanphier II	President, Chief Executive Officer and Director (Principal Executive Officer)	March 3, 2009

/s/ H. WARD WOLFF H. Ward Wolff	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 3, 2009

/s/ PAUL B. CLEVELAND	Director	March 3, 2009
Paul B. Cleveland

/s/ WILLIAM G. GERBER, M.D.	Director	March 3, 2009
William G. Gerber, M.D.

/s/ JOHN W. LARSON	Director	March 3, 2009
John W. Larson

/s/ MARGARET A. LIU, M.D.	Director	March 3, 2009
Margaret A. Liu, M.D.

/s/ STEVEN J. MENTO, PH.D	Director	March 3, 2009
Steven J. Mento, Ph.D

/s/ THOMAS G. WIGGANS	Director	March 3, 2009
Thomas G. Wiggans

/s/ MICHAEL C. WOOD	Director	March 3, 2009
Michael C. Wood

INDEX TO EXHIBITS

Exhibit Number	Description of Document
1.1	Purchase Agreement, dated June 15, 2006, between Sangamo and Piper Jaffray & Co. (incorporated by reference to Exhibit 1.1 to the Company’s Form 8-K filed in June 16, 2006).

1.2	Agency Agreement between Sangamo and JMP Securities, Piper Jaffray & Co., Leerink Swann & Company and Janney Montgomery Scott LLC, dated July 16, 2007 (incorporated by reference to Exhibit 1.1 to the Company’s Form 8-K filed on July 17, 2007).

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1/A (Registration No. 333-30134) filed April 4, 2000).

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1/A (Registration No. 333-30134) filed April 4, 2000).

4.1	Form of Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1/A (Registration No. 333-30134) filed April 4, 2000).

10.1(+)	2000 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-1/A (Registration No. 333-30134) filed February 24, 2000).

10.2	Form of Indemnification Agreement entered into between Sangamo and each of its directors and executive officers (incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form S-1/A (Registration No. 333-30134) filed February 24, 2000).

10.3†	Sublicense Agreement, by and between Sangamo and Johnson & Johnson, dated May 9, 1996 (incorporated by reference to Exhibit 10.8 to the Company’s Registration Statement on Form S-1/A (Registration No. 333-30134) filed April 4, 2000).

10.4†	Patent License Agreement between Sangamo and Massachusetts Institute of Technology dated May 9, 1996, (incorporated by reference to Exhibit 10.12 to the Company’s Registration Statement on Form S-1/A (Registration No. 333-30134) filed March 14, 2000).

10.5†	License Agreement between Sangamo and the Johns Hopkins University dated July 16, 1998, as amended (incorporated by reference to Exhibit 10.13 to the Company’s Amendment No. 2 to the Registration Statement on Form S-1/A (Registration No. 333-30134) filed March 14, 2000).

10.6(+)

Employment Agreement, between Sangamo and Edward O. Lanphier II, dated June 1, 1997 (incorporated by reference to Exhibit 10.15 to the Company’s Registration Statement on

Form S-1/A (Registration No. 333-30134) filed March 14, 2000).

10.7	License Agreement by and between The Scripps Research Institute and Sangamo, dated March 14, 2000 (incorporated by reference to Exhibit 10.19 to the Company’s Registration Statement on Form S-1/A (Registration No. 333-30134) filed April 5, 2000).

10.8(+)	2004 Stock Incentive Plan (incorporated by reference to Appendix C of the Company’s Definitive Proxy Statement on Schedule 14A filed April 29, 2004).

10.9	Triple Net Laboratory Lease, between Sangamo and Point Richmond R&D Associates II, LLC, dated May 23, 1997 (incorporated by reference to Sangamo’s Registration Statement on Form S-1 (Reg. No. 333-30314), as amended).

10.10	First Amendment to Triple Net Laboratory Lease, between Sangamo and Point Richmond R&D Associates II, LLC, dated March 12, 2004 (incorporated by reference to Sangamo’s Annual Report on Form 10-K for the year ended December 31, 2004).

Exhibit Number	Description of Document
10.11(+)	Separation Agreement and Release between Sangamo and Dr. Casey Case, dated November 18, 2005 (incorporated by reference to Exhibit 99.1 to the Company’s Form 8-K filed November 22, 2005).

10.12	Placement Agency Agreement, dated November 10, 2005, among Sangamo, JMP Securities LLC, Piper Jaffray & Co. and Leerink Swann & Company (incorporated by reference to Exhibit 1.1 to the Company’s Form 8-K filed on November 14, 2005).

10.13†

Research and Commercial Option License Agreement, dated October 5, 2005, between Sangamo and Dow AgroSciences LLC (incorporated by reference to Exhibit 10.23 to the Company’s

Annual Report on Form 10-K, filed March 16, 2006).

10.14†	Research, Development and Commercialization Agreement dated October 24, 2006 between Sangamo and Juvenile Diabetes Research Foundation International (incorporated by reference to Exhibit 10.19 to the Company’s Annual Report on Form 10-K, filed March 1, 2007).

10.15	Asset Purchase Agreement dated December 1, 2006 by and between Sangamo and Edwards Lifesciences LLC (incorporated by reference to the Company’s Form 8-K filed on December 28, 2006).

10.16†	Research and License Agreement between Sangamo and Genentech, Inc., dated April 27, 2007 (incorporated by reference to Exhibit 10.1 to the Company’s Annual Report on Form 10-Q, filed August 9, 2007).

10.17†	License Agreement between Sangamo and Sigma-Aldrich Corporation, dated July 10, 2007 (incorporated by reference to Exhibit 10.1 to the Company’s Annual Report on Form 10-Q, filed November 1, 2007).

10.18	Common Stock Purchase Agreement between Sangamo and Sigma-Aldrich Corporation, dated July 10, 2007 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on July 10, 2007).

10.19†	Letter Agreement between Sangamo and Sigma-Aldrich Corporation, dated February 25, 2008 (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q filed on May 9, 2008).

10.20†	Second Research and License Agreement between Sangamo and Genentech, Inc., dated February 27, 2008 (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q filed on May 9, 2008).

10.21†	License Agreement between Sangamo and Open Monoclonal Technology, Inc., dated April 2, 2008 (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q filed on August 8, 2008).

10.22†	Research and License Agreement between Sangamo and F. Hoffmann-La Roche Ltd and Hoffmann-La Roche Inc., dated July 2, 2008 (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q filed on November 4, 2008).

10.23†	Letter Agreement between Sangamo and Sigma-Aldrich Corporation, dated July 2, 2008 (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q filed on November 4, 2008).

10.24(+)	Plan Amendment to 2004 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q filed on August 7, 2008).

10.25††	License Agreement between Sangamo and Pfizer Inc, dated December 19, 2008.

10.26(+)	Amended and Restated Employment Agreement between Sangamo and H. Ward Wolff, dated December 31, 2008.

Exhibit Number	Description of Document
10.27(+)	First Amendment to Employment Agreement between Sangamo and Edward O. Lanphier, dated December 31, 2008.

21.1	Subsidiaries of the Company (incorporated by reference to Exhibit 21.1 to the Company’s Annual Report on Form 10-K, filed March 27, 2003).

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of Principal Financial Officer.

32.1	Certification Pursuant to 18 U.S.C. Section 1350.

†	Confidential treatment has been granted for certain information contained in this document pursuant to an order of the Securities and Exchange Commission. Such information has been omitted and filed separately with the Securities and Exchange Commission.
††	Confidential treatment has been requested for certain information contained in this document. Such information has been omitted and filed separately with the Securities and Exchange Commission.
(+)	Indicates management contract or compensatory plan or arrangement.