Form 10-Q
period 2009-03-31
SANGAMO BIOSCIENCES INC
filed 2009-05-05
CIK 1001233

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

As of April 30, 2009, 41,095,257 shares of the issuer’s common stock, par value $0.01 per share, were outstanding.

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

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

SANGAMO BIOSCIENCES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	March 31, 2009	December 31, 2008
	(unaudited)	(audited)
Assets
Current assets:
Cash and cash equivalents	$14,643	$19,409
Marketable securities	43,053	45,422
Interest receivable	170	194
Accounts receivable	863	500
Prepaid expenses	240	327

Total current assets	58,969	65,852
Property and equipment, net	1,897	1,986
Other assets	12	12

Total assets	$60,878	$67,850

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued liabilities	$3,868	$3,848
Accrued compensation and employee benefits	837	388
Deferred revenues	5,798	7,395

Total current liabilities	10,503	11,631
Deferred revenues, non-current portion	384	823

Total liabilities	10,887	12,454

Commitments and contingencies	—	—
Stockholders’ equity:
Common stock, $0.01 par value; 80,000,000 shares authorized, 41,073,757 and 41,057,077 shares issued and outstanding at March 31, 2009 and December 31, 2008, respectively	411	410
Additional paid-in capital	230,269	228,764
Accumulated deficit	(180,886)	(174,054)
Accumulated other comprehensive income	197	276

Total stockholders’ equity	49,991	55,396

Total liabilities and stockholders’ equity	$60,878	$67,850

See accompanying notes.

SANGAMO BIOSCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share amounts)

(Unaudited)

	Three months ended March 31,
	2009	2008
Revenues:
Collaboration agreements	$3,157	$2,084
Research grants	—	681

Total revenues	3,157	2,765
Operating expenses:
Research and development	7,256	8,646
General and administrative	2,926	2,927

Total operating expenses	10,182	11,573

Loss from operations	(7,025)	(8,808)
Interest and other income, net	193	836

Net loss	$(6,832)	$(7,972)

Basic and diluted net loss per share	$(0.17)	$(0.20)

Shares used in computing basic and diluted net loss per share	41,066	40,489

See accompanying notes.

SANGAMO BIOSCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three months ended March 31,
	2009	2008
Operating Activities:
Net loss	$(6,832)	$(7,972)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	144	115
Amortization of premium / discount on marketable securities	(136)	(492)
Stock-based compensation	1,531	1,718
Foreign currency remeasurement losses	57	4
Changes in operating assets and liabilities:
Interest receivable	24	155
Accounts receivable	(363)	(404)
Prepaid expenses and other assets	87	(20)
Accounts payable and accrued liabilities	20	574
Accrued compensation and employee benefits	449	(457)
Deferred revenue	(2,036)	(1,610)

Net cash used in operating activities	(7,055)	(8,389)

Investing Activities:
Purchases of investments	(18,824)	(27,302)
Maturities of investments	21,250	29,275
Proceeds from sales of investments	—	3,973
Purchases of property and equipment	(55)	(365)

Net cash provided by investing activities	2,371	5,581

Financing Activities:
Proceeds from issuance of common stock	17	479
Repurchase of common stock	(42)	—

Net cash (used in) provided by financing activities	(25)	479

Effect of exchange rate changes on cash	(57)	(4)
Net decrease in cash and cash equivalents	(4,766)	(2,333)
Cash and cash equivalents, beginning of period	19,409	12,275

Cash and cash equivalents, end of period	$14,643	$9,942

See accompanying notes.

SANGAMO BIOSCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2009

(Unaudited)

NOTE 1 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Sangamo Biosciences, Inc. (“Sangamo” or the “Company”) have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The condensed consolidated financial statements include the accounts of Sangamo and its wholly-owned subsidiary, Gendaq Limited, after elimination of all material intercompany balances and transactions. Operating results for the three months ended March 31, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009. These financial statements should be read in conjunction with the financial statements and footnotes thereto for the year ended December 31, 2008, included in Sangamo’s Form 10-K as filed with the SEC.

USE OF ESTIMATES AND CLASSIFICATIONS

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. On an ongoing basis, management evaluates its estimates, including critical accounting policies or estimates related to revenue recognition, clinical trial accruals, and stock-based compensation. We base our estimates on historical experience and on various other market specific and other relevant assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from those estimates. Certain prior year balances have been reclassified to conform to the current presentation.

FAIR VALUE MEASUREMENT

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair-Value Measurements (“SFAS 157”) which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair-value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007 for financial assets and liabilities as well as for nonfinancial assets and liabilities that are recognized or disclosed at fair value on a recurring basis in the financial statements. In accordance with FASB Staff Position (“FSP”) No. 157-2, Effective Date of FASB Statement No. 157 (“FSP 157-2”), for all other nonfinancial assets and liabilities, SFAS 157 is effective for fiscal years beginning after November 15, 2008. On October 10, 2008, the FASB issued FSP No. 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active (“FSP 157-3”), that clarifies the application of SFAS 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial assets is not active. FSP 157-3 is effective upon issuance, including prior periods for which the financial statements have not been issued.

We adopted the measurement and disclosure requirements of SFAS 157 related to financial assets and liabilities effective January 1, 2008 on a prospective basis. We adopted the provisions of FSP 157-2 related to nonfinancial assets and liabilities effective January 1, 2009 on a prospective basis. The adoption of FSP 157-2 and FSP 157-3 had no effect on our consolidated net loss for the three months ended March 31, 2009. SFAS 157 establishes a framework for measuring fair value and expands disclosure about fair value measurements.

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

The following table summarizes our financial instruments as of March 31, 2009 (in thousands):

	March 31, 2009 Fair Value Measurements
	Total	Level 1	Level 2	Level 3
Assets:
Marketable securities:
Commercial paper	$20,235	$—	$20,235	$—
Government agencies	22,818	—	22,818	—

Total	$43,053	$—	$43,053	$—

NOTE 2 - BASIC AND DILUTED NET LOSS PER SHARE

Basic net loss per share is calculated based on the weighted average number of shares of common stock outstanding during the period. There are potential dilutive shares of common stock resulting from the assumed exercise of outstanding stock options and equivalents.

Because Sangamo is in a net loss position, diluted net loss per share excludes the effects of common stock equivalents consisting of options, which are all antidilutive. Had Sangamo been in a net income position, diluted earnings per share would have included the shares used in the computation of basic net loss per share as well as an additional 635,237 shares and 574,428 shares for the three months ended March 31, 2009 and 2008, respectively, related to outstanding options.

NOTE 3 - COMPREHENSIVE LOSS

Comprehensive loss is comprised of net loss and other comprehensive income (loss). Other comprehensive income (loss) includes unrealized gains and losses on available-for-sale securities that are excluded from net loss. Comprehensive loss and its components are as follows (in thousands):

	Three months ended March 31,
	2009	2008
Net loss	$(6,832)	$(7,972)
Changes in unrealized gain (loss) on available-for-sale securities	(79)	110

Comprehensive loss	$(6,911)	$(7,862)

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

Revenues under the DAS agreement were $2.2 million and $1.3 million during the three months ended March 31, 2009 and 2008, respectively. Related costs and expenses incurred under the agreement were $813,000 and $500,000 during the three months ended March 31, 2009 and 2008, respectively.

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

Revenues related to the research license under the Sigma agreement are being recognized ratably over the three-year research term of the agreement and were $329,000 during both three month periods ended March 31, 2009 and 2008. Revenues attributable to collaborative research and development performed under the Sigma agreement were $250,000 for both three month periods ended March 31, 2009 and 2008. Royalty revenues under the Sigma agreement were $63,000 and $0 during the three months ended March 31, 2009 and 2008, respectively. Related costs and expenses incurred under the Sigma agreement were $606,000 and $317,000 during the three months ended March 31, 2009 and 2008, respectively.

Enabling Technology Collaborations

Pharmaceutical Protein Production

We have established several research collaborations in this area. Commencing in December 2004, we had a research collaboration agreement with Pfizer, Inc. (“Pfizer”) to use our ZFP technology to develop enhanced cell lines for protein pharmaceutical production. Under the terms of the agreement, Pfizer funded research at Sangamo and we provided our proprietary ZFP technology for Pfizer to assess its feasibility for use in mammalian cell-based protein production. We generated novel cell lines and vector systems for enhanced protein production as well as novel technology for rapid creation of new production cell lines. In December 2008, we entered into a license agreement with Pfizer to provide Pfizer with a worldwide, non-exclusive license for the use of certain ZFP Nuclease (ZFN) reagents to permanently eliminate the Glutamine Synthetase (GS) gene in Chinese Hamster Ovary (CHO) cell lines and for the use of these ZFN-modified cells for clinical and commercial production of therapeutic proteins. Under the terms of this agreement we received a one time payment of $3.0 million from Pfizer for a fully paid commercial license.

There were no revenues under the Pfizer agreements during both three month periods ended March 31, 2009 and 2008. Related costs and expenses incurred under the Pfizer agreements were $0 and $36,000 during the three months ended March 31, 2009 and 2008, respectively.

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

Revenues attributable to collaborative research and development performed under the Genentech agreement were $63,000 and $50,000 during the three months ended March 31, 2009 and 2008, respectively. Revenues attributable to the achievement of milestones were $0 during the three months ended March 31, 2009 and $150,000 during the three months ended March 31, 2008. Related research and development costs and expenses performed under the Genentech agreement were $60,000 and $31,000 during the three months ended March 31, 2009 and 2008, respectively.

Transgenic Animals

In April 2008, we entered into a license agreement with Open Monoclonal Technology, Inc. (“OMT”). Under the agreement we have the option to grant, at OMT’s request, a royalty-bearing, non-exclusive, sublicensable worldwide license for the commercial use of a transgenic animal generated using our ZFP technology. In February 2009, we granted the commercial license to OMT and received a one-time license fee of $250,000, which was recognized as revenue upon receipt. Additionally, we will receive payments upon the achievement of certain clinical development milestones, a share of payments received by OMT from sublicensees, and royalties on sales of any products developed using Sangamo’s ZFP technology. For any given OMT product, OMT has the right to buy out its future royalty payment obligations under the agreement by paying a lump sum fee to Sangamo.

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

Funding from Research Foundations

The Juvenile Diabetes Research Foundation International

In October 2006, we announced a partnership with the Juvenile Diabetes Research Foundation International (JDRF) to provide financial support to one of our Phase 2 human clinical studies (SB-509-601) of SB-509, a ZFP Therapeutic that is in development for the treatment of diabetic neuropathy. Under the agreement with JDRF and subject to its terms and conditions, including the Company’s achievement of certain milestones associated with the Company’s Phase 2 clinical trial of SB-509 for the treatment of mild to moderate diabetic neuropathy, JDRF will pay the Company an aggregate amount of up to $3.0 million. Through March 31, 2009, we have received $2.5 million. After the first commercial launch of SB-509 in a major market, JDRF has the right to receive, subject to certain limitations, annual payments from Sangamo, until such time when the total amount paid to JDRF, including payments made on account of certain licensing arrangements, equals three times the amount received by us from JDRF.

Under the JDRF agreement, we are obligated to use commercially reasonable efforts to carry out the Phase 2 trial and, thereafter, to develop and commercialize a product containing SB-509 for the treatment of diabetes and complications of diabetes. We are obligated to cover all costs of the Phase 2 trial that are not covered by JDRF’s grant. If we fail to satisfy these obligations, JDRF may have the right, subject to certain limitations, to obtain an exclusive, sublicensable license, to the intellectual property generated by us in the course of the Phase 2 trial, to make and commercialize products containing SB-509 for the treatment of diabetes and complications of diabetes. If JDRF obtains such a license, it is obligated to pay us a percentage of its revenues from product sales and sublicensing arrangements. If JDRF fails to satisfy its obligations to develop and commercialize a product containing SB-509 under the Agreement, then their license rights will terminate and we will receive a non-exclusive, fully paid license, for any intellectual property developed during JDRF’s use of the license, to research, develop and commercialize products containing SB-509 for the treatment of diabetes and complications of diabetes.

Revenues attributable to research and development activities performed under the JDRF partnership were $0 and $375,000 during the three months ended March 31, 2009 and 2008, respectively. Related costs and expenses incurred were $368,000 and $1.5 million during the three months ended March 31, 2009 and 2008, respectively.

The Michael J. Fox Foundation

In January 2007, Sangamo announced a partnership with the Michael J. Fox Foundation for Parkinson’s Research (“MJFF”) to provide financial support of Sangamo’s ZFP TFs to activate the expression of glial cell line-derived neurotrophic factor (GDNF) that has shown promise in preclinical testing to slow or stop the progression of Parkinson’s disease. Under the agreement with MJFF and subject to its terms and conditions, MJFF has paid the Company $950,000 over a period of two years and we have received the total funds due from MJFF.

Revenues attributable to research and development performed under the MJFF partnership were $0 and $252,000 during the three months ended March 31, 2009 and 2008, respectively. Related costs and expenses incurred under the MJFF partnership were $199,000 and $253,000 during the three months ended March 31, 2009 and 2008, respectively.

The Bill and Melinda Gates Foundation

In May 2009, Sangamo announced that it had been awarded a Grand Challenges Explorations Grant of $100,000 by the Bill and Melinda Gates Foundation (“Gates Foundation”) to support research into the use of Sangamo’s ZFNs to develop an in vivo treatment of HIV/AIDS. Under the agreement, the Gates Foundation will pay Sangamo the award to support research over the period of a year from May 1, 2009 to April 30, 2010.

NOTE 5 - INCOME TAXES

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

NOTE 6 - STOCK-BASED COMPENSATION

The following table shows total stock-based compensation expenses included in the condensed consolidated statement of operations for the three-month periods ended March 31, 2009 and 2008 (in thousands):

	Three months ended March 31,
	2009	2008
Costs and expenses:
Research and development	$716	$856
General and administrative	815	862

Total stock-based compensation expense	$1,531	$1,718

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The discussion in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contains trend analysis, estimates and other forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements include, without limitation, statements containing the words “believes,” “anticipates,” “expects,” “continue,” and other words of similar import or the negative of those terms or expressions. Such forward-looking statements are subject to known and unknown risks, uncertainties, estimates and other factors that may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Actual results could differ materially from those set forth in such forward-looking statements as a result of, but not limited to, the “Risk Factors” described below. You should read the following discussion and analysis along with the financial statements and notes attached to those statements included elsewhere in this report and in our annual report on Form 10-K for the year ended December 31, 2008 as filed with the Securities and Exchange Commission on March 3, 2009.

Overview

We were incorporated in June 1995. From our inception through March 31, 2009, our activities related primarily to establishing and operating a biotechnology research and development organization and developing relationships with our corporate collaborators. Our scientific and business development endeavors currently focus on the engineering of novel zinc finger DNA-binding proteins (ZFPs) for the regulation and modification of genes. We have incurred net losses since inception and expect to incur losses in the future as we continue our research and development activities. To date, we have funded our operations primarily through the issuance of equity securities, borrowings, payments from research grants and from corporate collaborators and strategic partners. As of March 31, 2009, we had an accumulated deficit of $180.9 million.

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

RESULTS OF OPERATIONS

Three months ended March 31, 2009 and 2008

Revenues

	Three months ended March 31,
	(in thousands, except percentage values)
	2009	2008	Change	%
Revenues:
Collaboration agreements	$3,157	$2,084	$1,073	51%
Research grants	—	681	(681)	(100)%

Total revenues	$3,157	$2,765	$392	14%

Total revenues consist of revenues from collaboration agreements, strategic partnerships and research grants.

Revenues from our corporate collaboration and strategic partnering agreements were $3.2 million for the three months ended March 31, 2009, compared to $2.1 million in the corresponding period in 2008. The increase in collaboration agreement revenues was primarily attributable to increased revenues of $897,000 in connection with our research license and commercial option agreement with Dow AgroSciences LLC (“DAS”), and revenues of $250,000 in connection with the OMT agreement, partially offset by decreased revenues of $137,000 related to our research and license agreement with Genentech. Research grant revenues were $0 for the three months ended March 31, 2009, compared to $681,000 in the corresponding period in 2008. The decrease in research grant revenues was primarily due to decreased revenues of $375,000 and $252,000 related to our grant from the Juvenile Diabetes Research Foundation (“JDRF”) and the Michael J. Fox Foundation (“MJFF”), respectively.

Operating Expenses

	Three months ended March 31,
	(in thousands, except percentage values)
	2009	2008	Change	%
Operating Expenses:
Research and development	$7,256	$8,646	$(1,390)	(16)%
General and administrative	2,926	2,927	(1)	(0)%

Total expenses	$10,182	$11,573	$(1,391)	(12)%

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

Research and development expenses were $7.3 million for the three months ended March 31, 2009, compared to $8.6 million in the corresponding period in 2008. The decrease in research and development expenses was primarily attributable to decreased pre-clinical and clinical studies expenses of $996,000, primarily associated with our diabetic neuropathy program, and decreased expenses related to lab supplies of $184,000, consulting of $245,000, licensing of $238,000 and stock-based compensation of $142,000. This was partially offset by increased manufacturing expenses of $537,000, primarily associated with our Phase 1 HIV/AIDS study and our planned Phase 1 glioblastoma multiforme study.

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

General and administrative expenses were $2.9 million for both three month periods ended March 31, 2009 and 2008. There were no significant expense variances when comparing the two periods.

Interest and Other Income, net

	Three months ended March 31,
	(in thousands, except percentage values)
	2009	2008	Change	%
Interest and other income, net	$193	$836	$(643)	(77%)

Interest and other income, net, was $193,000 for the three months ended March 31, 2009, compared to $836,000 in the corresponding period in 2008. The decrease was primarily due to lower interest income earned of $591,000 due to lower average investment balances and lower interest rates. In addition, a foreign currency translation loss of $57,000 was recognized during the three months ended March 31, 2009, compared to a foreign currency translation loss of $4,000 during the three months ended March 31, 2008, related to our cash holdings at our wholly-owned UK subsidiary, Gendaq Limited.

Liquidity and Capital Resources

Since inception, we have funded our operations primarily through the issuance of equity securities, borrowings, payments from research grants and from corporate collaborators and strategic partners. As of March 31, 2009, we had cash, cash equivalents, marketable securities and interest receivable totaling $57.9 million.

During the three months ended March 31, 2009, the net cash used in operating activities was $7.1 million. Net cash used in operating activities related to our net loss of $6.8 million and changes in operating assets and liabilities of $1.8 million. The changes in operating assets and liabilities were primarily comprised of decreases in deferred revenues of $2.0 million and increases in accounts receivable of $363,000, partially offset by increases in accrued compensation and employee benefits of $449,000. This was partially offset by net non-cash charges of $1.6 million. Non-cash charges were primarily comprised of $1.5 million related to stock-based compensation and depreciation and amortization of $144,000, partially offset by amortization of premium / discount on marketable securities of $136,000. During the three months ended March 31, 2008, net cash used in operating activities related to our net loss of $8.0 million and changes in operating assets and liabilities of $1.8 million. The changes in operating assets and liabilities were primarily comprised of decreases in deferred revenues of $1.6 million, accrued compensation and employee benefits of $457,000 and increases in accounts receivable of $404,000, partially offset by increases in accounts payable and accrued liabilities of $574,000 and decreases in interest receivable of $155,000. This was partially offset by net non-cash charges of $1.3 million. Non-cash charges were primarily comprised of $1.7 million related to stock-based compensation and depreciation and amortization of $115,000, partially offset by amortization of premium / discount on marketable securities of $492,000.

During the three months ended March 31, 2009, net cash provided by investing activities was $2.4 million. Cash provided by investing activities was comprised of maturities of marketable securities of $21.3 million, partially offset by purchases of marketable securities of $18.8 million and purchases of property and equipment of $55,000. During the three months ended March 31, 2008, net cash provided by investing activities was $5.6 million. Cash provided by investing activities was comprised of maturities of marketable securities of $29.3 million and proceeds from sales of investments of $4.0 million, partially offset by purchases of marketable securities of $27.3 million and purchases of property and equipment of $365,000.

Net cash used in financing activities for the three months ended March 31, 2009 was $25,000 and primarily related to the repurchase of common stock. Net cash provided by financing activities for the three months ended March 31, 2008 was $17,000 and related to proceeds from the issuance of common stock.

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

Our market risks at March 31, 2009 have not changed materially from those discussed in Item 7A of our Form 10-K for the year ended December 31, 2008 on file with the Securities and Exchange Commission.

ITEM 4.	CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures as of the end of the period covered by this report were functioning effectively to provide reasonable assurance that the information required to be disclosed by the Company in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

(b) Change in Internal Control over Financial Reporting

No change in the Company’s internal control over financial reporting occurred during the Company’s most recent quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Our ZFP Therapeutics may fail to show the desired safety and efficacy in initial clinical trials. We have completed a Phase 1 trial and have several ongoing Phase 2 clinical trials of our ZFP Therapeutic for diabetic neuropathy, completing enrollment on one of these studies. We have an additional Phase 2 trial of this drug for ALS and have an ongoing Phase 1 trial of a ZFP Therapeutic for HIV/AIDS. However, the FDA will require additional clinical testing which involves significantly greater resources, commitments and expertise that may require us to enter into a collaborative relationship with a pharmaceutical company that could assume responsibility for late-stage development and commercialization. We have limited experience in conducting clinical trials and may not possess the necessary resources and expertise to complete such trials, and there is no guarantee that we will be able to enter into collaborative relationships with third parties that can provide us with the funding and expertise for such trials.

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

For some programs we may be dependent on third party collaborators to design and conduct our clinical trials. As a result, we may not be able to conduct these programs in the manner or on the time schedule we currently contemplate, which may negatively impact our business operations. In addition, if any of these collaborative partners withdraw support for our programs or proposed products or otherwise impair their development, our business could be negatively affected.

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

We began operations in 1995 and are in the early phases of ZFP Therapeutic product development. We have incurred significant losses and our net losses for the past three years ended 2008, 2007 and 2006 were $24.3 million, $21.5 million, and $17.9 million, respectively. To date, our revenues have been generated from strategic partners, Enabling Technology collaborations, and federal government and research foundation grants. Since 2005, we have placed significant emphasis on higher-value therapeutic product development and related strategic partnerships. This shift in emphasis has the potential to increase the return on investment to our stockholders by allocating capital resources to higher value, therapeutic product development activities. At the same time, it increases our financial risk by increasing expenses associated with product development. In addition, the preclinical or clinical failure of any single product, such as our Phase 2 clinical trials of SB-509, may have a significant effect on the actual or perceived value of our shares. Our business is subject to all of the risks inherent in the development of a new technology, which included the need to:

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

We have generated operating losses since we began operations in 1995. The extent of our future losses and the timing of profitability are uncertain, and we expect to incur losses for the foreseeable future. We have been engaged in developing our ZFP TF technology since inception, which has and will continue to require significant research and development expenditures. In July 2007, we completed a registered direct offering to institutional investors for a total of 3,278,689 shares of common stock, at a price of $9.15 per share, resulting in net proceeds to us of $28.0 million. Also in July 2007, we entered into a license agreement and a related stock purchase agreement with Sigma-Aldrich Corporation (“Sigma”) under which we sold to Sigma 1.0 million shares of Sangamo’s common stock valued at $8.55 million. In June 2006, in an underwritten public offering and pursuant to an effective registration statement, we sold 3,100,000 shares of common stock at a public offering price of $6.75 per share, resulting in net proceeds of approximately $20.2 million. In November 2005, we completed a registered direct offering to institutional and strategic investors for a total of 5,080,000 shares of common stock at a price of $3.85 per share to the investors, resulting in net proceeds to Sangamo of approximately $18.2 million. To date, we have generated all other funding from revenues derived from strategic partnering agreements, Enabling Technology collaborations, federal government research grants and grants awarded by research foundations. As of March 31, 2009, we had an accumulated deficit of approximately $180.9 million. Losses will increase as we expand and extend our research and development activities into human therapeutic product development. If the time required us to generate significant product revenues and achieve profitability is longer than we currently anticipate or if we are unable to generate liquidity through equity financing or other sources of funding, we may not be able to sustain our operations.

We may be unable to raise additional capital, which would harm our ability to develop our technology and products.

We have incurred significant operating losses and negative operating cash flows since inception and have not achieved profitability. We expect capital outlays and operating expenditures to increase over the next several years as we expand our infrastructure and research and ZFP Therapeutic product development activities. While we believe our financial resources will be adequate to sustain our current operations at least through 2010, we may seek additional sources of capital through equity or debt financing. In 2008 and 2009, we have been in the midst of a global recession, the credit markets have experienced significant upheaval, and the equity market has demonstrated a high degree of volatility. As a result, we believe that the difficulty of an emerging biotechnology company raising capital through equity or debt financing has increased significantly. We do not know when or if the prospects for an emerging biotechnology company to raise capital will improve. In addition, as we focus our efforts on proprietary human therapeutics, we will need to seek FDA approval of potential products, a process that could cost in excess of $100 million per product. We cannot be certain that we will be able to obtain financing on terms acceptable to us, or at all. If adequate funds are not available, our business and our ability to develop our technology and ZFP Therapeutic products would be harmed.

Our stock price has been volatile and may continue to be volatile, which could result in substantial losses for investors.

During the quarter ended March 31, 2009, our common stock price ranged from a low of $2.72 to high of $5.15. During the past two years, our common stock price has fluctuated significantly, ranging from a low of $1.95 to a high of $13.65 during the year ended December 31, 2008, and a low of $6.22 to a high of $19.08 during the year ended December 31, 2007. The recent market instability caused by the turmoil in the financial industry has further contributed to the volatility of our stock price. Volatility in our common stock could cause stockholders to incur substantial losses. An active public market for our common stock may not be sustained, and the market price of our common stock may continue to be highly volatile. The market price of our common stock has fluctuated significantly in response to various factors, some of which are beyond our control, including but not limited to the following:

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

We have a relatively low volume of daily trades in our common stock on the Nasdaq Global Market. For example, the average daily trading volume in our common stock on the Nasdaq Global Market over the ten-day trading period prior to May 1, 2009 was 173,130 shares per day. Any large transactions in our common stock may be difficult to conduct and may cause significant fluctuations in the price of our common stock.

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

We are unable to exercise the same degree of control over intellectual property that we license from third parties as we exercise over our internally developed intellectual property. We do not control the prosecution of certain of the patent applications that we license from third parties; therefore, the patent applications may not be prosecuted as we desire or in a timely manner.

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

We cannot guarantee that third parties will not challenge our intellectual property. One of our in-licensed foreign patents, licensed to Sangamo from Johns Hopkins University which forms the basis for five European Regional Phase patents, has been revoked as a result of an opposition by a third party. Our licensor, Johns Hopkins University, appealed the revocation but in April 2007, the European Technical Board of Appeal released its decision dismissing the appeal. This outcome may limit our ability to exclude potential competitors in the field of targeted recombination and gene correction in Europe but does not affect our ability to practice our targeted recombination and gene correction programs in Europe. Moreover, we also hold licenses to six US patents to the technology covered by the opposed European patent, and hold licenses to related applications pending in Canada and Japan. As of February 1, 2009, US patent number US6,265,196, licensed to Sangamo from Johns Hopkins University, was undergoing re-examination. In addition in 2008, US5,792,640, also licensed from Johns Hopkins University, completed a first re-examination process and a re-exam certificate was issued on September 9, 2008. However, a second re-exam proceeding was ordered on November 4, 2008. We cannot predict the outcome of the reexamination, which may be unfavorable to us.

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

We are a small company with 78 full-time employees as of May 1, 2009, and our success depends on our continued ability to attract, retain, and motivate highly qualified management and scientific personnel and our ability to develop and maintain important relationships with leading research and academic institutions and scientists. Competition for personnel and academic and other research collaborations is intense. The success of our technology development programs depends on our ability to attract and retain highly trained personnel. We have experienced a rate of employee turnover that we believe is typical of emerging biotechnology companies. If we lose the services of personnel with the necessary skills, it could significantly impede the achievement of our research and development objectives. We are not presently aware of any plans of specific employees to retire or otherwise leave the company. If we fail to negotiate additional acceptable collaborations with academic and other research institutions and scientists, or if our existing collaborations are unsuccessful, our ZFP Therapeutic development programs may be delayed or may not succeed.

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

In October 2006, we entered into a Research, Development and Commercialization Agreement with JDRF. Under the agreement and subject to its terms and conditions, including our achievement of certain milestones associated with our Phase 2 clinical trial of SB-509 (SB-509-601) for the treatment of diabetic neuropathy, JDRF has paid us a total of $2.5 million through March 31, 2009. We are obligated to cover the costs of the Phase 2 trial that are not covered by JDRF’s grant.

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

Our research and development activities involve the controlled use of potentially harmful biological materials as well as hazardous materials, chemicals, and various radioactive compounds typically employed in molecular and cellular biology. We routinely use cells in culture and gene delivery vectors, and we employ small amounts of radioisotopes in trace experiments. Although we maintain up-to-date licensing and training programs, we cannot completely eliminate the risk of accidental contamination or injury from the use, storage, handling, or disposal of these materials. In the event of contamination or injury, we could be held liable for damages that result, and any liability could exceed our resources. We currently carry insurance covering certain claims arising from our use of these materials. However, if we are unable to maintain our insurance coverage at a reasonable cost and with adequate coverage, our insurance may not cover any liability that may arise. We are subject to federal, state, and local laws and regulations governing the use, storage, handling, and disposal of these materials and specified waste products. To date, we have not experienced significant costs in complying with regulations regarding the use of these materials.

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

The interest of management could conflict with the interest of our other stockholders. Our executive officers and directors beneficially own, in the aggregate, approximately 10% of our outstanding common stock as of March 31, 2009. As a result, these stockholders, if they choose to act together, may have a material impact on all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This could have the effect of delaying or preventing a change of control of Sangamo, which in turn could reduce the market price of our stock.

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

SANGAMO BIOSCIENCES, INC. Dated: May 5, 2009

/s/ H. Ward Wolff
H. Ward Wolff
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)