Form 10-Q
period 2009-06-30
SANGAMO BIOSCIENCES INC
filed 2009-08-03
CIK 1001233

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of July 31, 2009, 41,166,541 shares of the issuer’s common stock, par value $0.01 per share, were outstanding.

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

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

SANGAMO BIOSCIENCES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	June 30, 2009	December 31, 2008
	(unaudited)	(audited)
Assets
Current assets:
Cash and cash equivalents	$14,774	$19,409
Marketable securities	37,487	45,422
Interest receivable	325	194
Accounts receivable	13	500
Prepaid expenses	536	327

Total current assets	53,135	65,852
Property and equipment, net	1,791	1,986
Other assets	12	12

Total assets	$54,938	$67,850

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued liabilities	$2,544	$3,848
Accrued compensation and employee benefits	983	388
Deferred revenues	4,180	7,395

Total current liabilities	7,707	11,631
Deferred revenues, non-current portion	55	823

Total liabilities	7,762	12,454

Commitments and contingencies	—	—
Stockholders’ equity:
Common stock, $0.01 par value; 80,000,000 shares authorized, 41,149,521 and 41,057,077 shares issued and outstanding at June 30, 2009 and December 31, 2008, respectively	411	410
Additional paid-in capital	232,041	228,764
Accumulated deficit	(185,397)	(174,054)
Accumulated other comprehensive income	121	276

Total stockholders’ equity	47,176	55,396

Total liabilities and stockholders’ equity	$54,938	$67,850

See accompanying notes.

SANGAMO BIOSCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Revenues:
Collaboration agreements	$4,213	$2,378	$7,370	$4,462
Research grants	513	464	513	1,145

Total revenues	4,726	2,842	7,883	5,607
Operating expenses:
Research and development	6,877	8,286	14,133	16,929
General and administrative	3,007	2,545	5,933	5,472

Total operating expenses	9,884	10,831	20,066	22,401

Loss from operations	(5,158)	(7,989)	(12,183)	(16,794)
Interest and other income, net	647	570	840	1,406

Net loss	$(4,511)	$(7,419)	$(11,343)	$(15,388)

Basic and diluted net loss per share	$(0.11)	$(0.18)	$(0.28)	$(0.38)

Shares used in computing basic and diluted net loss per share	41,123	40,858	41,094	40,673

See accompanying notes.

SANGAMO BIOSCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six months ended June 30,
	2009	2008
Operating activities:
Net loss	$(11,343)	$(15,388)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	291	244
Amortization of premium / discount on marketable securities	(70)	(776)
Stock-based compensation	3,002	2,990
Foreign currency remeasurement (gains) / losses	(493)	3
Changes in operating assets and liabilities:
Interest receivable	(131)	76
Accounts receivable	487	(8,769)
Prepaid expenses and other assets	(209)	(90)
Accounts payable and accrued liabilities	(1,304)	(927)
Accrued compensation and employee benefits	595	(358)
Deferred revenues	(3,983)	4,828

Net cash used in operating activities	(13,158)	(18,167)

Investing activities:
Purchases of investments	(28,650)	(41,047)
Maturities of investments	36,500	51,125
Proceeds from sales of investments	—	3,975
Purchases of property and equipment	(96)	(534)

Net cash provided by investing activities	7,754	13,519

Financing activities:
Proceeds from issuance of common stock	328	1,034
Repurchase of common stock	(52)	—

Net cash provided by financing activities	276	1,034

Effect of exchange rate changes on cash	493	(3)
Net decrease in cash and cash equivalents	(4,635)	(3,617)
Cash and cash equivalents, beginning of period	19,409	12,275

Cash and cash equivalents, end of period	$14,774	$8,658

See accompanying notes.

SANGAMO BIOSCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2009

(Unaudited)

NOTE 1 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Sangamo Biosciences, Inc. (“Sangamo” or the “Company”) have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The condensed consolidated financial statements include the accounts of Sangamo and its wholly-owned subsidiary, Gendaq Limited, after elimination of all material intercompany balances and transactions. Operating results for the three and six months ended June 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009. These financial statements should be read in conjunction with the financial statements and footnotes thereto for the year ended December 31, 2008, included in Sangamo’s Form 10-K as filed with the SEC. In accordance with SFAS No. 165, Subsequent Events, we have evaluated Company activities from July 1, 2009 through July 31, 2009 (date of filing of Form 10-Q with the SEC) noting no subsequent events which require disclosure.

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

Fair Value Measurement

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value and expands the disclosure requirements regarding fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007 for financial assets and liabilities as well as for non-financial assets and liabilities that are recognized or disclosed at fair value on a recurring basis in the financial statements. In accordance with FSP No. FAS 157-2, Effective Date of FASB Statement No. 157 (FSP 157-2), for all other non-financial assets and liabilities, SFAS 157 is effective for fiscal years beginning after November 15, 2008.

We adopted the measurement and disclosure requirements of SFAS 157 related to financial assets and liabilities as well as for non-financial assets and liabilities that are recognized or disclosed at fair value on a recurring basis in the financial statements effective January 1, 2008 on a prospective basis. We adopted the provisions of FSP 157-2 related to nonfinancial assets and liabilities that are not recognized or disclosed at fair value on a recurring basis effective January 1, 2009 on a prospective basis.

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

The following table summarizes our financial instruments as of June 30, 2009 (in thousands):

	June 30, 2009 Fair Value Measurements
	Total	Level 1	Level 2	Level 3
Assets:
Marketable securities:
Commercial paper	$12,988	$—	$12,988	$—
Government agencies	24,499	—	24,499	—

Total	$37,487	$—	$37,487	$—

NOTE 2 - BASIC AND DILUTED NET LOSS PER SHARE

Basic net loss per share is calculated based on the weighted average number of shares of common stock outstanding during the period. There are potential dilutive shares of common stock resulting from the assumed exercise of outstanding stock options and equivalents.

Because Sangamo is in a net loss position, diluted net loss per share excludes the effects of common stock equivalents consisting of options, which are all antidilutive. Had Sangamo been in a net income position, diluted earnings per share would have included the shares used in the computation of basic net loss per share as well as an additional 796,450 shares and 735,626 shares for the six months ended June 30, 2009 and 2008, respectively, related to outstanding options.

NOTE 3 - AVAILABLE-FOR-SALE SECURITIES

In April 2009, the FASB issued FSP No. FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (FSP 115-2). FSP 115-2 provides new guidance on the recognition and presentation of other-than-temporary impairment, provides some new disclosure requirements as well as extends certain annual disclosure requirements to interim periods. FSP 115-2 is effective for interim periods and fiscal years ending after June 15, 2009. On April 1, 2009, we adopted the provisions of FSP 115-2 on a prospective basis for available-for-sale securities.

The following is a summary of available-for-sale securities recorded in cash equivalents or marketable securities in our Condensed Consolidated Balance Sheet as of June 30, 2009 and December 31, 2008. Estimated fair values of available-for-sale securities are based on quoted market prices (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
June 30, 2009
Cash equivalents:
U.S. government sponsored entity debt securities	$10,572	$—	$—	$10,572

Total	10,572	—	—	10,572

Marketable securities:
U.S. government sponsored entity debt securities	24,450	49	—	24,499
Other debt securities	12,916	72	—	12,988

Total	37,366	121	—	37,487

Total cash equivalents and marketable securities	$47,948	$121	$—	$48,059

December 31, 2008
Cash equivalents:
U.S. government sponsored entity debt securities	$12,123	$—	$—	$12,123

Total	12,123	—	—	12,123

Marketable securities:
U.S. government sponsored entity debt securities	24,471	153	—	24,624
Corporate debt securities	20,675	123	—	20,798

Total	45,146	276	—	45,422

Total cash equivalents and marketable securities	$57,269	$276	$—	$57,545

As of June 30, 2009 and December 31, 2008, other debt securities consisted of soveriegn government-guaranteed foreign issuers.

As of June 30, 2009, all of our available-for-sale debt securities mature in less than one year and were in unrealized gain positions. Additionally, we had no gross realized gains or losses for the three and six months ended June 30, 2009 and June 30, 2008. Therefore, we had no other-than-temporary impairments of our available-for-sale securities as of June 30, 2009.

NOTE 4 - COMPREHENSIVE LOSS

Comprehensive loss is comprised of net loss and other comprehensive income (loss). Other comprehensive income (loss) includes unrealized gains and losses on available-for-sale securities that are excluded from net loss. Comprehensive loss and its components are as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Net loss	$(4,511)	$(7,419)	$(11,343)	$(15,388)
Changes in unrealized gain on securities available-for-sale	(76)	(255)	(155)	(145)

Comprehensive loss	$(4,587)	$(7,674)	$(11,498)	$(15,533)

NOTE 5 - MAJOR CUSTOMERS, PARTNERSHIPS AND STRATEGIC ALLIANCES

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

In June 2008, DAS exercised its option under the agreement to obtain a commercial license to sell products incorporating, or derived from, plant cells generated using our ZFP technology, including agricultural crops, industrial products and plant-derived biopharmaceuticals. The exercise of the option triggered a one-time commercial license fee of $6.0 million, payment of the remaining $2.3 million of the previously agreed $4.0 million in research milestones, minimum sublicensing payments totaling up to $25.3 million over 11 years, development and commercialization milestone payments for each product, and royalties on sales of products. Furthermore, DAS has the right to sublicense our ZFP technology to third parties for use in plant cells, plants, or plant cell cultures, and we will be entitled to 25% of any cash consideration received by DAS under such sublicenses. The research program has been extended beyond the initial three-year research term and DAS is providing additional research funding.

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

Revenues under the DAS agreement were $2.2 million and $1.7 million during the three months ended June 30, 2009 and 2008, respectively, and $4.4 million and $3.0 million during the six months ended June 30, 2009 and 2008, respectively. Related costs and expenses incurred under the agreement were $813,000 and $500,000 during the three months ended June 30, 2009 and 2008, respectively, and $1.6 million and $1.0 million during the six months ended June 30, 2009 and 2008, respectively.

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

Revenues related to the research license under the Sigma agreement are being recognized ratably over the three-year research term of the agreement and were $329,000 during both three month periods ended June 30, 2009 and 2008, and $658,000 during both six month periods ended June 30, 2009 and 2008. Revenues attributable to collaborative research and development performed under the Sigma agreement were $1.3 million and $250,000 for three months ended June 30, 2009 and 2008, respectively, and $1.5 million and $500,000 for the six months ended June 30, 2009 and 2008, respectively. Royalty revenues under the Sigma agreement were $3,000 and $16,000 during the three months ended June 30, 2009 and 2008, respectively, and $66,000 and $16,000 during the six months ended June 30, 2009 and 2008, respectively. Related costs and expenses incurred under the Sigma agreement were $550,000 and $322,000 during the three months ended June 30, 2009 and 2008, respectively, and $1.2 million and $639,000 during the six months ended June 30, 2009 and 2008, respectively.

Enabling Technology Collaborations

Pharmaceutical Protein Production

We have established several research collaborations in this area. Commencing in December 2004, we had a research collaboration agreement with Pfizer, Inc. (“Pfizer”) to use our ZFP technology to develop enhanced cell lines for protein pharmaceutical production. Under the terms of the agreement, Pfizer funded research at Sangamo and we provided our proprietary ZFP technology for Pfizer to assess its feasibility for use in mammalian cell-based protein production. We generated novel cell lines and vector systems for enhanced protein production as well as novel technology for rapid creation of new production cell lines. In December 2008, we entered into a license agreement with Pfizer to provide Pfizer with a worldwide, non-exclusive license for the use of certain ZFP Nuclease (ZFN) reagents to permanently eliminate the Glutamine Synthetase (GS) gene in Chinese Hamster Ovary (CHO) cell lines and for the use of these ZFN-modified cells for clinical and commercial production of therapeutic proteins. In December 2008, under the terms of this agreement, we received, and recognized as revenue, a one time payment of $3.0 million from Pfizer for a fully paid commercial license.

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

Revenues attributable to collaborative research and development performed under the Genentech agreement were $429,000 and $64,000 during the three months ended June 30, 2009 and 2008, respectively, and $492,000 and $264,000 for the six months ended June 30, 2009 and 2008, respectively. Related research and development costs and expenses performed under the Genentech agreement were $94,000 and $22,000 during the three months ended June 30, 2009 and 2008, respectively, and $154,000 and $54,000 during the six months ended June 30, 2009 and 2008, respectively.

Transgenic Animals

In April 2008, we entered into a license agreement with Open Monoclonal Technology, Inc. (“OMT”). Under the agreement we had the option to grant, at OMT’s request, a royalty-bearing, non-exclusive, sublicensable worldwide license for the commercial use of a transgenic animal generated using our ZFP technology. In February 2009, we granted the commercial license to OMT and received a one-time license fee of $250,000, which was recognized as revenue upon receipt. Additionally, we will receive payments upon the achievement of certain clinical development milestones, a share of payments received by OMT from sublicensees, and royalties on sales of any products developed using Sangamo’s ZFP technology. For any given OMT product, OMT has the right to buy out its future royalty payment obligations under the agreement by paying a lump sum fee to Sangamo.

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

Funding from Research Foundations

The Juvenile Diabetes Research Foundation International

In October 2006, we announced a partnership with the Juvenile Diabetes Research Foundation International (JDRF) to provide financial support to one of our Phase 2 human clinical studies (SB-509-601) of SB-509, a ZFP Therapeutic that is in development for the treatment of diabetic neuropathy. Under the agreement with JDRF and subject to its terms and conditions, including the Company’s achievement of certain milestones associated with the Company’s Phase 2 clinical trial of SB-509 for the treatment of mild to moderate diabetic neuropathy, JDRF will pay the Company an aggregate amount of up to $3.0 million. Through June 30, 2009, the Company has received the entire $3.0 million due from JDRF. After the first commercial launch of SB-509 in a major market, JDRF has the right to receive, subject to certain limitations, annual payments from Sangamo, until such time when the total amount paid to JDRF, including payments made on account of certain licensing arrangements, equals three times the amount received by us from JDRF.

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

Revenues attributable to research and development activities performed under the JDRF partnership were $500,000 and $375,000 during the three months ended June 30, 2009 and 2008, respectively, and $500,000 and $750,000 during the six months ended June 30, 2009 and 2008, respectively. Related costs and expenses incurred were $387,000 and $1.1 million during the three months ended June 30, 2009 and 2008, respectively, and $755,000 and $2.6 million during the six months ended June 30, 2009 and 2008, respectively.

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

Revenues attributable to research and development performed under the MJFF partnership were $0 and $30,000 during the three months ended June 30, 2009 and 2008, respectively, and $0 and $282,000 during the six months ended June 30, 2009 and 2008, respectively. Related costs and expenses incurred under the MJFF partnership were $178,000 and $124,000 during the three months ended June 30, 2009 and 2008, respectively, and $377,000 and $377,000 during the six months ended June 30, 2009 and 2008, respectively.

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

Revenues attributable to research and development performed under the grant were $13,000 for the three month and six month periods ended June 30, 2009. Related costs and expenses incurred under the grant were $13,000 for the three and six month periods ended June 30, 2009.

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

NOTE 7 - STOCK-BASED COMPENSATION

The following table shows total stock-based compensation expenses included in the condensed consolidated statement of operations for the three month and six month periods ended June 30, 2009 and 2008 (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Costs and expenses:
Research and development	$707	$678	$1,423	$1,534
General and administrative	806	594	1,579	1,456

Total stock-based compensation expense	$1,513	$1,272	$3,002	$2,990

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

We were incorporated in June 1995. From our inception through June 30, 2009, our activities related primarily to establishing and operating a biotechnology research and development organization and developing relationships with our corporate collaborators. Our scientific and business development endeavors currently focus on the engineering of novel zinc finger DNA-binding proteins (ZFPs) for the regulation and modification of genes. We have incurred net losses since inception and expect to incur losses in the future as we continue our research and development activities. To date, we have funded our operations primarily through the issuance of equity securities, borrowings, payments from research grants and from corporate collaborators and strategic partners. As of June 30, 2009, we had an accumulated deficit of $185.4 million.

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

In the development of our ZFP technology platform we have continued to place more emphasis internally on higher-value therapeutic product development and less on our enabling technology applications. We believe this shift in emphasis has the potential to increase the return on investment to our stockholders by allocating capital resources to higher value, therapeutic product development activities. At the same time, it may reduce our revenues over the next several years and subject us to higher financial risk by increasing expenses associated with product development. We have filed Investigational New Drug (IND) applications with the U.S. Food and Drug Administration (FDA) and have initiated three Phase 2 clinical trials of a ZFP Therapeutic in subjects with diabetic neuropathy and one Phase 2 clinical trial in subjects with amyotrophic lateral sclerosis (ALS). We are also conducting a Phase 1 clinical trial to evaluate a ZFP Therapeutic for the treatment of HIV/AIDS. Development of novel therapeutic products is costly and is subject to a lengthy and uncertain regulatory process by the FDA. Our future products are gene-based therapeutics. Adverse events in both our own clinical program and other programs may have a negative impact on regulatory approval, the willingness of potential commercial partners to enter into agreements and the perception of the public.

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

Critical Accounting Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Such estimates are described in Note 1, Basis of Presentation and Summary of Significant Accounting Policies to the Unaudited Notes to Condensed Consolidated Financial Statements. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form our basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources, and evaluate our estimates on an ongoing basis. Actual results could differ from those estimates under different assumptions or conditions. There have been no material changes in our critical accounting estimates during the quarter ended June 30, 2009 compared to the disclosures in Part II, Item 7 of our annual report on Form 10-K for the year ended December 31, 2008.

RESULTS OF OPERATIONS

Three months and six months ended June 30, 2009 and 2008

Revenues

	Three months ended June 30,				Six months ended June 30,
	(in thousands, except percentage values)				(in thousands, except percentage values)
	2009	2008	Change	%	2009	2008	Change	%
Revenues:
Collaboration agreements	$4,213	$2,378	$1,835	77%	$7,370	$4,462	$2,908	65%
Research grants	513	464	49	11%	513	1,145	(632)	(55)%

Total revenues	$4,726	$2,842	$1,884	66%	$7,883	$5,607	$2,276	41%

Total revenues consist of revenues from collaboration agreements, strategic partnerships and research grants.

Revenues from our corporate collaboration and strategic partnering agreements were $4.2 million for the three months ended June 30, 2009, compared to $2.4 million in the corresponding period in 2008. The increase in collaboration agreement revenues was primarily attributable to increased revenues of $1.0 million in connection with our laboratory research reagents license agreement with Sigma-Aldrich Corporation (“Sigma”), increased revenues of $483,000 in connection with our research license and commercial option agreement with Dow AgroSciences LLC (“DAS”), and increased revenues of $366,000 in connection with our research and license agreement with Genentech. Research grant revenues were $513,000 for the three months ended June 30, 2009, compared to $464,000 in the corresponding period in 2008. The increase in research grant revenues was primarily due to increased revenues of $125,000 related to our grant from the Juvenile Diabetes Research Foundation (“JDRF”), partially offset by decreased revenues of $59,000 in connection with our grant from the Defense Advanced Research Projects Agency (“DARPA”).

Revenues from our corporate collaboration and strategic partnering agreements were $7.4 million for the six months ended June 30, 2009, compared to $4.5 million in the corresponding period in 2008. The increase in collaboration agreement revenues was primarily attributable to increased revenues of $1.4 million in connection with our research license and commercial option agreement with DAS, increased revenues of $1.0 million in connection with our laboratory research reagents license agreement with Sigma, increased revenues of $250,000 in connection with our agreement with Open Monoclonal Technology, and increased revenues of $228,000 in connection with our research and license agreement with Genentech. Research grant revenues were $513,000 for the six months ended June 30, 2009, compared to $1.1 million in the corresponding period in 2008. The decrease in research grant revenues was primarily due to decreased revenues of $282,000 related to our grant from the Michael J. Fox Foundation, decreased revenues of $250,000 related to our grant from JDRF, and decreased revenues of $113,000 in connection with our grant from DARPA.

Operating Expenses

	Three months ended June 30,				Six months ended June 30,
	(in thousands, except percentage values)				(in thousands, except percentage values)
	2009	2008	Change	%	2009	2008	Change	%
Operating expenses:
Research and development	$6,877	$8,286	$(1,409)	(17)%	$14,133	$16,929	$(2,796)	(17)%
General and administrative	3,007	2,545	462	18%	5,933	5,472	461	8%

Total expenses	$9,884	$10,831	$(947)	(9)%	$20,066	$22,401	$(2,335)	(10)%

Research and Development

Research and development expenses consist primarily of salaries and personnel expenses, stock-based compensation expense, laboratory supplies, pre-clinical and clinical studies, manufacturing expenses, allocated facilities expenses, subcontracted research expenses and expenses for trademark registration and technology licenses. We expect to continue to devote substantial resources to research and development in the future and expect research and development expenses to increase in the next several years if we are successful in advancing our ZFP Therapeutic product candidates into clinical trials. To the extent we collaborate with others with respect to clinical trials, increases in research and development expenses may be reduced or avoided.

Research and development expenses were $6.9 million for the three months ended June 30, 2009, compared to $8.3 million in the corresponding period in 2008. The decrease in research and development expenses was primarily attributable to decreased pre-clinical and manufacturing expenses of $1.5 million, primarily associated with our HIV / AIDS and glioblastoma multiforme programs, and decreased expenses related to consulting of $262,000 and lab supplies of $184,000. This decrease was partially offset by increased clinical trials expenses of $454,000, primarily associated with our Phase 2 ALS study.

Research and development expenses were $14.1 million for the six months ended June 30, 2009, compared to $16.9 million in the corresponding period in 2008. The decrease in research and development expenses was primarily attributable to decreased pre-clinical and manufacturing expenses of $1.9 million, primarily associated with our HIV / AIDS and glioblastoma multiforme programs, and decreased expenses related to consulting of $507,000, lab supplies of $368,000 and stock-based compensation of $111,000. This decrease was partially offset by increased clinical trials expenses of $377,000, primarily associated with our Phase 2 ALS study.

General and Administrative

General and administrative expenses consist primarily of salaries and personnel expenses for executive, finance and administrative personnel, stock-based compensation expenses, professional services expenses, allocated facilities expenses, patent prosecution expenses and other general corporate expenses. As we pursue commercial development of our therapeutic leads, we expect the business aspects of the Company to become more complex. We may be required in the future to add personnel and incur additional costs related to the maturity of our business.

General and administrative expenses were $3.0 million for the three months ended June 30, 2009, compared to $2.5 million in the corresponding period in 2008. The increase was primarily attributable to increased stock-based compensation expenses of $212,000 and professional services expenses of $191,000.

General and administrative expenses were $5.9 million for the six months ended June 30, 2009, compared to $5.5 million in the corresponding period in 2008. The increase was primarily attributable to increased professional services expenses of $195,000 and stock-based compensation expenses of $123,000.

Interest and Other Income, net

	Three months ended June 30,				Six months ended June 30,
	(in thousands, except percentage values)				(in thousands, except percentage values)
	2009	2008	Change	%	2009	2008	Change	%
Interest and other income, net	$647	$570	$77	14%	$840	$1,406	$(566)	(40)%

Interest and other income, net, was $647,000 for the three months ended June 30, 2009, compared to $570,000 in the corresponding period in 2008. The increase was primarily due to increased foreign currency remeasurement gains of $492,000 related to the cash balance held at our wholly-owned UK subsidiary, Gendaq Limited, partially offset by lower interest income earned of $414,000 due to lower average investment balances and lower interest rates.

Interest and other income, net, was $840,000 for the six months ended June 30, 2009, compared to $1.4 million in the corresponding period in 2008. The decrease was primarily due to lower interest income earned of $1.0 million due to lower average investment balances and lower interest rates. The decrease was partially offset by foreign currency remeasurement gains of $436,000 for the six months ending June 30, 2009, compared to foreign currency remeasurement losses of $3,000 in the corresponding period of 2008. Remeasurement gains/losses related to the cash balance held at our wholly-owned UK subsidiary, Gendaq Limited.

Liquidity and Capital Resources

Since inception, we have funded our operations primarily through the issuance of equity securities, borrowings, payments from research grants and from corporate collaborators and strategic partners. As of June 30, 2009, we had cash, cash equivalents, marketable securities and interest receivable totaling $52.6 million.

During the six months ended June 30, 2009, the net cash used in operating activities was $13.2 million. Net cash used in operating activities related to our net loss of $11.3 million and changes in operating assets and liabilities of $4.5 million. The changes in operating assets and liabilities were primarily comprised of decreases in deferred revenues of $4.0 million and decreases in accounts payable and accrued liabilities of $1.3 million, partially offset by increases in accrued compensation and employee benefits of $595,000 and decreases in accounts receivable of $487,000. This was partially offset by net non-cash charges of $2.7 million. Non-cash charges were primarily comprised of $3.0 million related to stock-based compensation and $291,000 in depreciation and amortization, partially offset by foreign currency remeasurement gains of $493,000. During the six months ended June 30, 2008, net cash used in operating activities of $18.2 million related to our net loss of $15.4 million and changes in operating assets and liabilities of $5.2 million. The changes in operating assets and liabilities were primarily comprised of increases in accounts receivable of $8.8 million, decreases in accounts payable and accrued liabilities of $927,000, decreases in accrued compensation and employee benefits of $358,000, partially offset by increases in deferred revenues of $4.8 million. This was partially offset by net non-cash charges of $2.5 million. Non-cash charges were primarily comprised of $3.0 million related to stock-based compensation and depreciation and amortization of $244,000, partially offset by amortization of premium / discount on marketable securities of $776,000.

During the six months ended June 30, 2009, net cash provided by investing activities was $7.8 million and was primarily comprised of maturities of marketable securities of $36.5 million, partially offset by purchases of marketable securities of $28.7 million. During the six months ended June 30, 2008, net cash provided by investing activities was $13.5 million and was primarily comprised of maturities of marketable securities of $51.1 million and proceeds from sales of investments of $4.0 million, partially offset by purchases of marketable securities of $41.0 million.

Net cash provided by financing activities for the six months ended June 30, 2009 was $276,000 and primarily related to proceeds from the issuance of common stock. Net cash provided by financing activities for the six months ended June 30, 2008 was $1.0 million and related to proceeds from the issuance of common stock.

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

Our market risks at June 30, 2009 have not changed materially from those discussed in Item 7A of our Form 10-K for the year ended December 31, 2008 on file with the Securities and Exchange Commission.

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

(b) Change in Internal Control over Financial Reporting

No change in the Company’s internal control over financial reporting occurred during the Company’s last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Risks Relating to Development, Commercialization and Regulatory Approval of our Products and Technology

ZFP Therapeutics have undergone limited testing in humans and our ZFP Therapeutics may fail safety studies in clinical trials.

We have initiated and completed a Phase 1 study and a Phase 2 clinical trial in our lead ZFP Therapeutic program, SB-509. In addition, we have completed enrollment and treatment of the patients in several of our Phase 2 trials of SB-509 for diabetic neuropathy and ALS and the drug has been well tolerated. However, if our lead ZFP Therapeutic fails one of its safety studies, it could reduce our ability to attract new investors and corporate partners. In January 2005, we filed an IND application with the FDA for SB-509, a ZFP TF activator of VEGF-A, for the treatment of mild to moderate diabetic neuropathy. We have completed enrollment and treatment of a Phase 1, single blind, single dose, dose-escalation trial to measure the laboratory and clinical safety of SB-509. We have completed enrollment and treatment of a repeat-dosing Phase 2 clinical trial (SB-509-601) and have 2 other related Phase 2 trials ongoing for this indication (SB-509-701 and SB-509-703). We also have initiated a Phase 2 clinical trial (SB 509-801)

to evaluate SB-509 for the treatment of ALS. A significant number of the trial subjects have received more than one dose of SB-509 during the course of these Phase 2 studies. In addition, Phase 1 clinical trials of an identical ZFP TF have been carried out in subjects with peripheral artery disease. In December 2008, in collaboration with scientists at the University of Pennsylvania, we filed an IND application for a Phase 1 trial of our CCR5 ZFN-based therapeutic, SB-728-T, for treatment of HIV/AIDS. This trial began enrolling subjects in February 2009 at the University of Pennsylvania. These early studies of a ZFP Therapeutic are a highly visible test of our ZFP Therapeutic approach. Since we have increased our focus on ZFP Therapeutic research and development, investors will increasingly assess the value of our technology based on the continued progress of ZFP Therapeutic products into and through clinical trials. If clinical trials of our lead therapeutic were halted due to safety concerns, this would negatively affect our operations and the value of our stock.

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

Our first Phase 2 clinical trial (SB-509-601) for safety and efficacy in subject with diabetic neuropathy enrolled 110 patients, and top-line data from this study were presented in November 2008. While these results demonstrated that the drug was well-tolerated in a repeat-dose setting, no differences were observed in neurologic end-points between the SB-509 and placebo-treated subjects. Subsequently we have performed subgroup analyses of these data which suggest that positive and clinically relevant effects of the drug are more clearly demonstrated in subjects with a certain severity of disease. However, there is no assurance that clinical efficacy of SB-509 can be demonstrated at later stages of testing.

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

Under typical strategic partnering agreements we would expect to receive revenue for the research and development of a ZFP Therapeutic product and based on achievement of specific milestones. Achieving these milestones will depend, in part, on the efforts of our strategic partner as well as our own. If we, or any strategic partner, fail to meet specific milestones, then the strategic partnership may be terminated, which could decrease our revenues. For more information on risks relating to our third party collaborative agreements, see “Risks Relating to our Collaborative Relationships.”

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

Risks Relating to our Industry

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

Risks Relating to our Finances

We anticipate continuing to incur operating losses for the next several years. If material losses continue for a significant period, we may be unable to continue our operations.

We have generated operating losses since we began operations in 1995. The extent of our future losses and the timing of profitability are uncertain, and we expect to incur losses for the foreseeable future. We have been engaged in developing our ZFP TF technology since inception, which has and will continue to require significant research and development expenditures. In July 2007, we completed a registered direct offering to institutional investors for a total of 3,278,689 shares of common stock, at a price of $9.15 per share, resulting in net proceeds to us of $28.0 million. Also in July 2007, we entered into a license agreement and a related stock purchase agreement with Sigma-Aldrich Corporation (“Sigma”) under which we sold to Sigma 1.0 million shares of Sangamo’s common stock valued at $8.55 million. In June 2006, in an underwritten public offering and pursuant to an effective registration statement, we sold 3,100,000 shares of common stock at a public offering price of $6.75 per share, resulting in net proceeds of approximately $20.2 million. In November 2005, we completed a registered direct offering to institutional and strategic investors for a total of 5,080,000 shares of common stock at a price of $3.85 per share to the investors, resulting in net proceeds to Sangamo of approximately $18.2 million. To date, we have generated all other funding from revenues derived from strategic partnering agreements, Enabling Technology collaborations, federal government research grants and grants awarded by research foundations. As of June 30, 2009, we had an accumulated deficit of $185.4 million. Losses will increase as we expand and extend our research and development activities into human therapeutic product development. If the time required us to generate significant product revenues and achieve profitability is longer than we currently anticipate or if we are unable to generate liquidity through equity financing or other sources of funding, we may not be able to sustain our operations.

We may be unable to raise additional capital, which would harm our ability to develop our technology and products.

We have incurred significant operating losses and negative operating cash flows since inception and have not achieved profitability. We expect capital outlays and operating expenditures to increase over the next several years as we expand our infrastructure and research and ZFP Therapeutic product development activities. While we believe our financial resources will be adequate to sustain our current operations at least through 2010, we may seek additional sources of capital through equity or debt financing. In 2008 and 2009, we have been in the midst of a global recession, and the credit markets have experienced significant upheaval, while the equity market has demonstrated a high degree of volatility. As a result, we believe that the difficulty of an emerging biotechnology company raising capital through equity or debt financing has increased significantly. We do not know when, or if, the prospects for an emerging biotechnology company to raise capital will improve. In addition, as we focus our efforts on proprietary human therapeutics, we will need to seek FDA approval of potential products, a process that could cost in excess of $100 million per product. We cannot be certain that we will be able to obtain financing on terms acceptable to us, or at all. If adequate funds are not available, our business and our ability to develop our technology and ZFP Therapeutic products would be harmed.

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

Risks Relating to our Collaborative Relationships

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

In October 2006, we entered into a Research, Development and Commercialization Agreement with JDRF. Under the agreement and subject to its terms and conditions, including our achievement of certain milestones associated with our Phase 2 clinical trial of SB-509 (SB-509-601) for the treatment of diabetic neuropathy, JDRF has paid us a total of $3.0 million through June 30, 2009. We are obligated to cover the costs of the Phase 2 trial that are not covered by JDRF’s grant.

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

Risks Relating to our Intellectual Property and Business Operation

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

We cannot guarantee that third parties will not challenge our intellectual property. One of our in-licensed foreign patents, licensed to Sangamo from Johns Hopkins University which forms the basis for five European Regional Phase patents, has been revoked as a result of an opposition by a third party. Our licensor, Johns Hopkins University, appealed the revocation but in April 2007, the European Technical Board of Appeal released its decision dismissing the appeal. This outcome may limit our ability to exclude potential competitors in the field of targeted recombination and gene correction in Europe but does not affect our ability to practice our targeted recombination and gene correction programs in Europe. Moreover, we also hold licenses to six US patents to the technology covered by the opposed European patent, and hold licenses to related applications pending in Canada and Japan. As of August 1, 2009, US patent number US6,265,196, licensed to Sangamo from Johns Hopkins University, was undergoing re-examination. In addition in 2008, US5,792,640, also licensed from Johns Hopkins University, completed a first re-examination process and a re-exam certificate was issued on September 9, 2008. However, a second re-exam proceeding was ordered on November 4, 2008. We cannot predict the outcome of the reexamination, which may be unfavorable to us.

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

We are a small company with 76 full-time employees as of July 31, 2009, and our success depends on our continued ability to attract, retain, and motivate highly qualified management and scientific personnel and our ability to develop and maintain important relationships with leading research and academic institutions and scientists. Competition for personnel and academic and other research collaborations is intense. The success of our technology development programs depends on our ability to attract and retain highly trained personnel. We have experienced a rate of employee turnover that we believe is typical of emerging biotechnology companies. If we lose the services of personnel with the necessary skills, it could significantly impede the achievement of our research and development objectives. We are not presently aware of any plans of specific employees to retire or otherwise leave the company. If we fail to negotiate additional acceptable collaborations with academic and other research institutions and scientists, or if our existing collaborations are unsuccessful, our ZFP Therapeutic development programs may be delayed or may not succeed.

Risks Relating to our Common Stock and Corporate Organization

Our stock price has been volatile and may continue to be volatile, which could result in substantial losses for investors.

During the quarter ended June 30, 2009, our common stock price ranged from a low of $3.51 to high of $4.98. During the past two years, our common stock price has fluctuated significantly, ranging from a low of $1.95 to a high of $13.65 during the year ended December 31, 2008, and a low of $6.22 to a high of $19.08 during the year ended December 31, 2007. The recent market instability caused by the turmoil in the financial industry has further contributed to the volatility of our stock price. Volatility in our common stock could cause stockholders to incur substantial losses. An active public market for our common stock may not be sustained, and the market price of our common stock may continue to be highly volatile. The market price of our common stock has fluctuated significantly in response to various factors, some of which are beyond our control, including but not limited to the following:

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

We have a relatively low volume of daily trades in our common stock on the Nasdaq Global Market. For example, the average daily trading volume in our common stock on the Nasdaq Global Market over the ten-day trading period prior to July 30, 2009 was 211,860 shares per day. Any large transactions in our common stock may be difficult to conduct and may cause significant fluctuations in the price of our common stock.

Our stock price is also influenced by public perception of gene therapy and government regulation of potential products.

Reports of serious adverse events in a retroviral gene transfer trial for infants with X-linked severe combined immunodeficiency (X-linked SCID) in France and subsequent FDA actions putting related trials on hold in the United States had a significant negative impact on the public perception and stock price of certain companies involved in gene therapy. Stock prices of these companies declined whether or not the specific company was involved with retroviral gene transfer for the treatment of infants with X-linked SCID, or whether the specific company’s clinical trials were placed on hold in connection with these events. Other potential adverse events in the field of gene therapy may occur in the future that could result in greater governmental regulation of our potential products and potential regulatory delays relating to the testing or approval of our potential products. These external events may have a negative impact on public perception of our business, which could cause our stock price to decline.

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

Insiders have influence over Sangamo and could delay or prevent a change in corporate control.

The interest of management could conflict with the interest of our other stockholders. Our executive officers and directors beneficially own, in the aggregate, approximately 10% of our outstanding common stock as of June 30, 2009. As a result, these stockholders, if they choose to act together, may have a material impact on all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This could have the effect of delaying or preventing a change of control of Sangamo, which in turn could reduce the market price of our stock.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The annual meeting of shareholders was held on June 4, 2009. Two matters were voted on and each was approved. The results were as follows:

PROPOSAL I

To elect six director nominees to hold office until the 2010 Annual Meeting of Stockholders or until their successors are duly elected and qualified:

NOMINEE	VOTES FOR	VOTES WITHHELD
Edward O. Lanphier, II	32,559,825	580,492
Paul B. Cleveland	32,692,089	448,228
William G. Gerber	31,933,667	1,206,605
John W. Larson	30,018,410	3,121,907
Steven J. Mento	32,694,406	445,911
Thomas G. Wiggans	31,044,552	2,095,765

PROPOSAL II

The proposal to ratify the selection of Ernst & Young LLP as the Company’s independent registered public accounting firm for the year ending December 31, 2009 was approved.

FOR	AGAINST	ABSTAINED	NON VOTES
32,245,412	145,714	749,191	0

ITEM 6.	EXHIBITS

(a) Exhibits:

31.1	Rule 13a - 14(a) Certification by Principal Executive Officer

31.2	Rule 13a - 14(a) Certification by Principal Financial and Accounting Officer

32.1	Certification Pursuant to 18 U.S.C. Section 1350.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SANGAMO BIOSCIENCES, INC. Dated: July 31, 2009

/s/ H. Ward Wolff
H. Ward Wolff
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)