Form 10-Q
period 2009-09-30
SANGAMO BIOSCIENCES INC
filed 2009-11-06
CIK 1001233

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

As of October 30, 2009, 44,907,047 shares of the issuer’s common stock, par value $0.01 per share, were outstanding.

INDEX

SANGAMO BIOSCIENCES, INC.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Some statements contained in this report are forward-looking with respect to our operations, research, development and commercialization activities, clinical trials, operating results and financial condition. These statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements. Forward-looking statements include, but are not limited to, statements about:

•	our strategy;

•	product development and commercialization of our products;

•	clinical trials;

•	partnering;

•	revenues from existing and new collaborations;

•	our research and development and other expenses;

•	sufficiency of our cash resources;

•	our operational and legal risks; and

•	our plans, objectives, expectations and intentions and any other statements that are not historical facts.

In some cases, you can identify forward-looking statements by terms such as: “anticipates,” “believes,” “continues,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “seeks,” “should” and “will.” These statements reflect our current views with respect to future events and are based on assumptions and subject to risks and uncertainties. Given these risks and uncertainties, you should not place undue reliance on these forward-looking statements. We discuss many of these risks in greater detail under the headings “Risk Factors” and “Management’s Discussion and Analysis of Financial Results of Operations” in this Form 10-Q. Sangamo undertakes no obligation to publicly release any revisions or updates to forward-looking statements to reflect events or circumstances arising after the date of this report.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

SANGAMO BIOSCIENCES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	September 30, 2009	December 31, 2008
	(unaudited)	(audited)
Assets
Current assets:
Cash and cash equivalents	$14,099	$19,409
Marketable securities	33,591	45,422
Interest receivable	173	194
Accounts receivable	1,390	500
Prepaid expenses	432	327

Total current assets	49,685	65,852
Property and equipment, net	1,686	1,986
Other assets	12	12

Total assets	$51,383	$67,850

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued liabilities	$2,283	$3,848
Accrued compensation and employee benefits	1,393	388
Deferred revenues	3,257	7,395

Total current liabilities	6,933	11,631
Deferred revenues, non-current portion	—	823

Total liabilities	6,933	12,454

Commitments and contingencies	—	—
Stockholders’ equity:
Common stock, $0.01 par value; 80,000,000 shares authorized, 41,268,154 and 41,057,077 shares issued and outstanding at September 30, 2009 and December 31, 2008, respectively	413	410
Additional paid-in capital	234,222	228,764
Accumulated deficit	(190,248)	(174,054)
Accumulated other comprehensive income	63	276

Total stockholders’ equity	44,450	55,396

Total liabilities and stockholders’ equity	$51,383	$67,850

See accompanying notes.

SANGAMO BIOSCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Revenues:
Collaboration agreements	$4,012	$3,196	$11,382	$7,658
Research grants	51	549	564	1,694

Total revenues	4,063	3,745	11,946	9,352
Operating expenses:
Research and development	6,166	7,563	20,299	24,492
General and administrative	2,701	2,564	8,634	8,036

Total operating expenses	8,867	10,127	28,933	32,528

Loss from operations	(4,804)	(6,382)	(16,987)	(23,176)
Interest and other income (loss), net	(47)	42	793	1,448

Net loss	$(4,851)	$(6,340)	$(16,194)	$(21,728)

Basic and diluted net loss per share	$(0.12)	$(0.15)	$(0.39)	$(0.53)

Shares used in computing basic and diluted net loss per share	41,184	40,928	41,126	40,759

See accompanying notes.

SANGAMO BIOSCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine months ended September 30,
	2009	2008
Operating activities:
Net loss	$(16,194)	$(21,728)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	439	381
Amortization of premium / discount on marketable securities	43	(930)
Realized loss on available-for-sale security	—	10
Stock-based compensation	4,748	4,280
Foreign currency remeasurement (gains) / losses	(302)	376
Changes in operating assets and liabilities:
Interest receivable	21	105
Accounts receivable	(890)	(8,584)
Prepaid expenses and other assets	(105)	115
Accounts payable and accrued liabilities	(1,565)	(295)
Accrued compensation and employee benefits	1,005	44
Deferred revenues	(4,961)	3,201

Net cash used in operating activities	(17,761)	(23,025)

Investing activities:
Purchases of investments	(35,175)	(68,961)
Maturities of investments	46,750	84,125
Proceeds from sales of investments	—	3,975
Purchases of property and equipment	(139)	(715)

Net cash provided by investing activities	11,436	18,424

Financing activities:
Proceeds from issuance of common stock	783	1,445
Repurchase of common stock	(70)	—

Net cash provided by financing activities	713	1,445

Effect of exchange rate changes on cash	302	(376)
Net decrease in cash and cash equivalents	(5,310)	(3,532)
Cash and cash equivalents, beginning of period	19,409	12,275

Cash and cash equivalents, end of period	$14,099	$8,743

See accompanying notes.

SANGAMO BIOSCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2009

(Unaudited)

NOTE 1 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Sangamo Biosciences, Inc. (“Sangamo” or the “Company”) have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The condensed consolidated financial statements include the accounts of Sangamo and its wholly-owned subsidiary, Gendaq Limited, after elimination of all material intercompany balances and transactions. Operating results for the three and nine months ended September 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009. These financial statements should be read in conjunction with the financial statements and footnotes thereto for the year ended December 31, 2008, included in Sangamo’s Form 10-K as filed with the SEC.

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

Fair Value Measurement

In September 2006, the Financial Accounting Standards Board (“FASB”) issued guidance regarding fair value measurement. The guidance established a framework for measuring fair value for financial assets and liabilities as well as for non-financial assets and liabilities that are recognized or disclosed at fair value on a recurring basis in the financial statements. In February 2008, the FASB issued additional guidance which deferred the effective date related to fair value measurements and disclosure for all other non-financial assets and liabilities to fiscal years beginning November 15, 2008.

We adopted the measurement and disclosure requirements for financial assets and liabilities as well non-financial assets and liabilities that are measured on a recurring basis in the financial statements effective January 1, 2008 on a prospective basis. We adopted measurement and disclosure requirements related to nonfinancial assets and liabilities that are not recognized or disclosed at fair value on a recurring basis effective January 1, 2009 on a prospective basis.

Fair value measurement is classified and disclosed in one of the following three categories:

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

SANGAMO BIOSCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2009

(Unaudited)

The following table summarizes our financial instruments as of September 30, 2009 (in thousands):

	September 30, 2009 Fair Value Measurements
	Total	Level 1	Level 2	Level 3
Assets:
Marketable securities:
Commercial paper	$8,748	$—	$8,748	$—
Government agencies	24,843	—	24,843	—

Total	$33,591	$—	$33,591	$—

Recent Accounting Pronouncements

Effective July 1, 2009, the FASB Accounting Standards Codification (FASB ASC or the Codification) is the single source of authoritative accounting principles recognized by the FASB to be applied by non-governmental entities in the preparation of financial statements in conformity with GAAP. The adoption of the FASB ASC does not materially impact our financial statements, however our references to accounting literature within our notes to the condensed consolidated financial statements have been revised to conform to the Codification beginning with the quarter ended September 30, 2009.

In May 2009, the FASB required the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. The basis for the date through which the entity has evaluated subsequent events represents the date the financial statements were issued or were available to be issued. This statement is effective for the interim or annual financial periods ending after June 15, 2009 and should be applied prospectively. The adoption of the new guidance on April 1, 2009 did not have an impact on the Company’s financial position and results of operations. The Company determined that the basis for the date through which the entity has evaluated subsequent events represents the date the financial statements were issued, November 6, 2009. Detail of subsequent events can be found in Note 8 to these unaudited consolidated financial statements.

NOTE 2 - BASIC AND DILUTED NET LOSS PER SHARE

Basic net loss per share is calculated based on the weighted average number of shares of common stock outstanding during the period. There are potential dilutive shares of common stock resulting from the assumed exercise of outstanding stock options and equivalents.

Because Sangamo is in a net loss position, diluted net loss per share excludes the effects of common stock equivalents consisting of options, which are all antidilutive. Had Sangamo been in a net income position, diluted earnings per share would have included the shares used in the computation of basic net loss per share as well as an additional 2,001,171 shares and 1,809,163 shares for the nine months ended September 30, 2009 and 2008, respectively, related to outstanding options.

NOTE 3 - AVAILABLE-FOR-SALE SECURITIES

In April 2009, the FASB issued new guidance on the recognition of other-than-temporary impairment. The guidance also provides some new disclosure requirements as well as extends certain annual disclosure requirements to interim periods. The guidance is effective for interim periods and fiscal years ending after June 15, 2009, and on April 1, 2009 we adopted the guidance on a prospective basis for available-for-sale securities.

SANGAMO BIOSCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2009

(Unaudited)

The following is a summary of available-for-sale securities recorded in cash equivalents or marketable securities in our Condensed Consolidated Balance Sheet as of September 30, 2009 and December 31, 2008. Estimated fair values of available-for-sale securities are based on quoted market prices (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
September 30, 2009
Cash equivalents:
U.S. government sponsored entity debt securities	$13,650	$—	$—	$13,650

Total	13,650	—	—	13,650

Marketable securities:
U.S. government sponsored entity debt securities	24,807	36	—	24,843
Other debt securities	8,721	27	—	8,748

Total	33,528	63	—	33,591

Total cash equivalents and marketable securities	$47,178	$63	$—	$47,241

December 31, 2008
Cash equivalents:
U.S. government sponsored entity debt securities	$12,123	$—	$—	$12,123

Total	12,123	—	—	12,123

Marketable securities:
U.S. government sponsored entity debt securities	24,471	153	—	24,624
Corporate debt securities	20,675	123	—	20,798

Total	45,146	276	—	45,422

Total cash equivalents and marketable securities	$57,269	$276	$—	$57,545

SANGAMO BIOSCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2009

(Unaudited)

As of September 30, 2009 and December 31, 2008, other debt securities consisted of sovereign government-guaranteed foreign issuers.

As of September 30, 2009, all of our available-for-sale debt securities mature in less than one year and were in unrealized gain positions. Additionally, we had no material gross realized losses for the three and nine months ended September 30, 2009 and September 30, 2008. Therefore, we had no other-than-temporary impairments of our available-for-sale securities as of September 30, 2009.

NOTE 4 - COMPREHENSIVE LOSS

Comprehensive loss is comprised of net loss and other comprehensive income (loss). Other comprehensive income (loss) includes unrealized gains and losses on available-for-sale securities that are excluded from net loss. Comprehensive loss and its components are as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Net loss	$(4,851)	$(6,340)	$(16,194)	$(21,728)
Changes in unrealized gain (loss) on securities available-for-sale	(58)	47	(213)	(98)

Comprehensive loss	$(4,909)	$(6,293)	$(16,407)	$(21,826)

NOTE 5 - MAJOR CUSTOMERS, PARTNERSHIPS AND STRATEGIC ALLIANCES

Agreement with Dow AgroSciences in Plant Agriculture

We have an exclusive commercial license agreement with Dow AgroSciences LLC (“DAS”), a wholly owned indirect subsidiary of Dow Chemical Corporation. Under this agreement, we are providing DAS with access to our proprietary zinc finger DNA-binding protein (ZFP) technology and the exclusive right to use our ZFP technology to modify the genomes or alter the nucleic acid or protein expression of plant cells, plants, or plant cell cultures. We have retained rights to use plants or plant-derived products to deliver ZFP transcription factors (ZFP TFs™) or zinc-finger nucleases (ZFNs™) into human or animals for diagnostic, therapeutic, or prophylactic purposes.

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

SANGAMO BIOSCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2009

(Unaudited)

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

Revenues under the DAS agreement were $2.0 million and $2.2 million during the three months ended September 30, 2009 and 2008, respectively, and $6.4 million and $5.3 million during the nine months ended September 30, 2009 and 2008, respectively. Related costs and expenses incurred under the agreement were $569,000 and $500,000 during the three months ended September 30, 2009 and 2008, respectively, and $2.2 million and $1.5 million during the nine months ended September 30, 2009 and 2008, respectively.

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

Under the terms of the agreement, Sigma made an initial payment comprising an upfront license fee and the purchase of one million (1,000,000) shares of Sangamo’s common stock under a separate stock purchase agreement, resulting in a total upfront payment to Sangamo of $13.5 million, which consists of an equity investment by Sigma in Sangamo common stock valued at $8.55 million, a $3.95 million license fee, and $1.0 million of research funding. Under the license agreement, we may receive additional research funding of up to $2.0 million, development milestone payments of up to $5.0 million, and commercial milestone payments based on net sales of up to $17.0 million, subject to the continuation of the agreement. During the term of the license agreement, Sigma is obligated to pay to Sangamo minimum annual payments, a share of certain revenues received by Sigma from sublicensees, and royalty payments on the sale of licensed products and services. Sigma also has the right to sublicense the ZFP technology for research applications and we will receive 50% of any sublicensing revenues in the first two years and 25% of any sublicensing revenues thereafter. We retain the sole right to use and license our ZFP technology for GMP production purposes, for the production of materials used in or administered to humans, and for any other industrial commercial use. On October 2, 2009, Sangamo expanded its license agreement with Sigma as described further in Note 8 to these unaudited consolidated financial statements.

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

Revenues related to the research license under the Sigma agreement are being recognized ratably over the three-year research term of the agreement and were $329,000 during the three month periods ended September 30, 2009 and 2008, and $987,000 during the nine month periods ended September 30, 2009 and 2008. Revenues attributable to collaborative research and development performed under the Sigma agreement were $1.3 million and $250,000 for three months ended September 30, 2009 and 2008, respectively, and $2.8 million and $750,000 for the nine months ended September 30, 2009 and 2008, respectively. Royalty revenues under the Sigma agreement were $138,000 and $318,000 during the three months ended September 30, 2009 and 2008, respectively, and $204,000 and $334,000 during the nine months ended September 30, 2009 and 2008, respectively. Related costs and expenses incurred under the Sigma agreement were $527,000 and $728,000 during the three months ended September 30, 2009 and 2008, respectively, and $1.7 million and $1.4 million during the nine months ended September 30, 2009 and 2008, respectively.

SANGAMO BIOSCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2009

(Unaudited)

Enabling Technology Collaborations

Pharmaceutical Protein Production

We have established several research collaborations in this area. Commencing in December 2004 and as expanded in December 2006, we had a research collaboration agreement with Pfizer, Inc. (“Pfizer”) to use our ZFP technology to develop enhanced cell lines for protein pharmaceutical production. Under the terms of the agreement, Pfizer funded research at Sangamo and we provided our proprietary ZFP technology for Pfizer to assess its feasibility for use in mammalian cell-based protein production. We generated novel cell lines and vector systems for enhanced protein production as well as novel technology for rapid creation of new production cell lines. Revenues related to the research collaboration agreement with Pfizer were $325,000 for the three and nine month periods ended September 30, 2009, and there were no related costs and expenses. There were no revenues or related costs and expenses for the three and nine month periods ended September 30, 2008.

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

Revenues attributable to collaborative research and development performed under the Genentech agreement were $12,000 and $63,000 during the three months ended September 30, 2009 and 2008, respectively, and $504,000 and $326,000 for the nine months ended September 30, 2009 and 2008, respectively. Related research and development costs and expenses performed under the Genentech agreement were $20,000 and $54,000 during the three months ended September 30, 2009 and 2008, respectively, and $174,000 and $108,000 during the nine months ended September 30, 2009 and 2008, respectively.

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

SANGAMO BIOSCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2009

(Unaudited)

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

Funding from Research Foundations

The Juvenile Diabetes Research Foundation International

In October 2006, we announced a partnership with the Juvenile Diabetes Research Foundation International (JDRF) to provide financial support to one of our Phase 2 human clinical studies (SB-509-601) of SB-509, a ZFP Therapeutic that is in development for the treatment of diabetic neuropathy. Under the agreement with JDRF and subject to its terms and conditions, including the Company’s achievement of certain milestones associated with the Company’s Phase 2 clinical trial of SB-509 for the treatment of mild to moderate diabetic neuropathy, JDRF has paid the Company $3.0 million and we have received the total funds due from JDRF. After the first commercial launch of SB-509 in a major market, JDRF has the right to receive, subject to certain limitations, annual payments from Sangamo, until such time when the total amount paid to JDRF, including payments made on account of certain licensing arrangements, equals three times the amount received by us from JDRF.

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

Revenues attributable to research and development activities performed under the JDRF partnership were $0 and $250,000 during the three months ended September 30, 2009 and 2008, respectively, and $500,000 and $1.0 million during the nine months ended September 30, 2009 and 2008, respectively. Related costs and expenses incurred were $188,000 and $726,000 during the three months ended September 30, 2009 and 2008, respectively, and $943,000 and $3.3 million during the nine months ended September 30, 2009 and 2008, respectively.

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

Revenues attributable to research and development performed under the MJFF partnership were $0 and $271,000 during the three months ended September 30, 2009 and 2008, respectively, and $0 and $553,000 during the nine months ended September 30, 2009 and 2008, respectively. Related costs and expenses incurred under the MJFF partnership were $175,000 and $323,000 during the three months ended September 30, 2009 and 2008, respectively, and $553,000 and $700,000 during the nine months ended September 30, 2009 and 2008, respectively.

SANGAMO BIOSCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2009

(Unaudited)

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

Revenues attributable to research and development performed under the grant were $51,000 and $65,000 for the three and nine month periods ended September 30, 2009, respectively. Related costs and expenses incurred under the grant were $51,000 and $65,000 for the three and nine month periods ended September 30, 2009.

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

NOTE 7 - STOCK-BASED COMPENSATION

The following table shows total stock-based compensation expenses included in the condensed consolidated statement of operations for the three month and nine month periods ended September 30, 2009 and 2008 (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Costs and expenses:
Research and development	$839	$580	$2,261	$2,114
General and administrative	856	709	2,487	2,116

Total stock-based compensation expense	$1,695	$1,289	$4,748	$4,280

NOTE 8 - SUBSEQUENT EVENTS

On October 2, 2009, Sangamo expanded its license agreement with Sigma-Aldrich Corporation (“Sigma”). Under the expanded agreement, Sangamo will provide Sigma with the exclusive rights to develop and distribute ZFP-modified cell lines for commercial production of protein pharmaceuticals and certain ZFP-engineered transgenic animals for commercial applications. Pursuant to the expanded agreement, Sangamo sold Sigma 636,133 shares of common stock at a price of $7.86 per share to Sigma, resulting in gross proceeds of approximately $5.0 million, and Sangamo received an additional $15.0 million as an upfront license fee. Sangamo is also eligible to receive near-term commercial license fees of $5.0 million based upon a percentage of net sales and sublicensing revenue and thereafter a royalty of 10.5% of net sales and sublicensing revenue. In addition, upon the achievement of certain cumulative commercial milestones Sigma will make milestone payments to Sangamo up to an aggregate of $25.0 million.

On October 13, 2009, Sangamo completed an underwritten public offering of its common stock, in which Sangamo sold an aggregate of 3,000,000 shares of its common stock at a public offering price of $7.20 per share. The net proceeds to Sangamo from the sale of shares in this offering, after deducting underwriting discounts and commissions and other estimated offering expenses, were approximately $20.9 million.

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

Overview

We were incorporated in June 1995. From our inception through September 30, 2009, our activities related primarily to establishing and operating a biotechnology research and development organization and developing relationships with our corporate collaborators. Our scientific and business development endeavors currently focus on the engineering of novel zinc finger DNA-binding proteins (ZFPs) for the regulation and modification of genes. We have incurred net losses since inception and expect to incur losses in the future as we continue our research and development activities. To date, we have funded our operations primarily through the issuance of equity securities, borrowings, payments from research grants and from corporate collaborators and strategic partners. As of September 30, 2009, we had an accumulated deficit of $190.2 million.

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

In the development of our ZFP technology platform we have continued to place more emphasis internally on higher-value therapeutic product development and less on our enabling technology applications. We believe this shift in emphasis has the potential to increase the return on investment to our stockholders by allocating capital resources to higher value, therapeutic product development activities. At the same time, it may reduce our revenues over the next several years and subject us to higher financial risk by increasing expenses associated with product development. We have filed Investigational New Drug (IND) applications with the U.S. Food and Drug Administration (FDA) and have initiated three Phase 2 clinical trials of a ZFP Therapeutic in subjects with diabetic neuropathy and one Phase 2 clinical trial in subjects with amyotrophic lateral sclerosis (ALS). We are also conducting two Phase 1 clinical trials to evaluate a ZFP Therapeutic for the treatment of HIV/AIDS. Development of novel therapeutic products is costly and is subject to a lengthy and uncertain regulatory process by the FDA. Our future products are gene-based therapeutics. Adverse events in both our own clinical program and other programs may have a negative impact on regulatory approval, the willingness of potential commercial partners to enter into agreements and the perception of the public.

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

Critical Accounting Estimates

The accompanying discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements and the related disclosures, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates, assumptions and judgments that affect the reported amounts in our consolidated financial statements and accompanying notes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We believe the following policies to be the most critical to an understanding of our financial condition and results of operations because they require us to make estimates, assumptions and judgments about matters that are inherently uncertain. There have been no significant changes in our critical accounting estimates during the nine months ended September 30, 2009, as compared with those applied during the prior fiscal year.

Revenue Recognition

Revenue is generally recognized when the four basic criteria of revenue recognition are met: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been rendered; (3) the fee is fixed and determinable; and (4) collectibility is reasonably assured. Determination of criteria (3) and (4) is based on management’s judgments regarding the nature of the fee charged for products or services delivered and the collectibility of those fees.

Since our inception, a substantial portion of our revenues has been generated from research and licensing agreements. Revenue under such agreements typically includes upfront signing or license fees, cost reimbursements, milestone payments and royalties on future licensee’s product sales.

We recognize nonrefundable signing, license or non-exclusive option fees as revenue when rights to use the intellectual property related to the license have been delivered and over the term of the agreement if we have continuing performance obligations. We estimate the performance period at the inception of the arrangement and reevaluate it each reporting period. This reevaluation may shorten or lengthen the period over which the remaining revenue is recognized. Changes to these estimates are recorded on a prospective basis. We recognize milestone payments, which are subject to substantive contingencies, upon completion of specified milestones, which represents the culmination of an earnings process, according to contract terms. Royalties are generally recognized as revenue upon the receipt of the related royalty payment. We recognize cost reimbursement revenue under collaborative agreements as the related research and development costs for services are rendered. Deferred revenue represents the portion of research or license payments received which have not been earned.

Our revenue arrangements with multiple elements are divided into separate units of accounting if certain criteria are met, including whether the delivered element has stand-alone value to the customer and whether there is objective and reliable evidence of the fair value of the undelivered items. The consideration we receive is allocated among the separate units based on their respective fair values and the applicable revenue recognition criteria are applied to each of the separate units.

Research and Development Expenses

We expense research and development expenses as incurred. Research and development expenses consist of direct and research-related allocated overhead costs such as facilities costs, salaries and related personnel costs, and material and supply costs. In addition, research and development expenses include costs related to clinical trials to validate our testing processes and procedures and related overhead expenses. Expenses resulting from clinical trials are recorded when incurred based in part on factors such as estimates of work performed, patient enrollment, progress of patient studies and other events. We make good faith estimates that we believe to be accurate, but the actual costs and timing of clinical trials are highly uncertain, subject to risks and may change depending upon a number of factors, including our clinical development plan.

Share-Based Compensation

We measure and recognize compensation expense for all share-based payment awards made to our employees and directors, including employee share options and employee share purchases related to the Employee Share Purchase Plan (“ESPP”), on estimated fair values, utilizing the modified prospective transition method. The fair value of equity-based awards is amortized over the vesting period of the award using a straight-line method.

To estimate the value of an award, we use the Black-Scholes option pricing model. This model requires inputs such as expected life, expected volatility and risk-free interest rate. Further, the forfeiture rate also impacts the amount of aggregate compensation. These inputs are subjective and generally require significant analysis and judgment to develop. While estimates of expected life, volatility and forfeiture rate are derived primarily from our historical data, the risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant commensurate with the expected life assumption. We review our valuation assumptions quarterly and, as a result, it is likely we will change our valuation assumptions used to value share based awards granted in future periods.

RESULTS OF OPERATIONS

Three months and nine months ended September 30, 2009 and 2008

Revenues

	Three months ended September 30,				Nine months ended September 30,
	(in thousands, except percentage values)				(in thousands, except percentage values)
	2009	2008	Change	%	2009	2008	Change	%
Revenues:
Collaboration agreements	$4,012	$3,196	$816	26%	$11,382	$7,658	$3,724	49%
Research grants	51	549	(498)	(91)%	564	1,694	(1,130)	(67)%

Total revenues	$4,063	$3,745	$318	8%	$11,946	$9,352	$2,594	28%

Total revenues consist of revenues from collaboration agreements, strategic partnerships and research grants.

Revenues from our corporate collaboration and strategic partnering agreements were $4.0 million for the three months ended September 30, 2009, compared to $3.2 million in the corresponding period in 2008. The increase in collaboration agreement revenues was primarily attributable to increased revenues of $1.0 million in connection with our laboratory research reagents license agreement with Sigma-Aldrich Corporation (“Sigma”) and increased revenues of $325,000 in connection with our research agreement with Pfizer Inc., partially offset by decreased revenues of $278,000 in connection with our research license and commercial option agreement with Dow AgroSciences LLC (“DAS”), and decreased royalty revenues of $181,000 in connection with our agreement with Sigma. Research grant revenues were $51,000 for the three months ended September 30, 2009, compared to $549,000 in the corresponding period in 2008. The decrease in research grant revenues was primarily due to decreased revenues of $250,000 related to our grant from the Juvenile Diabetes Research Foundation (“JDRF”) and decreased revenues of $271,000 in connection with our grant from the Michael J. Fox Foundation for Parkinson’s Research (“MJFF”).

Revenues from our corporate collaboration and strategic partnering agreements were $11.4 million for the nine months ended September 30, 2009, compared to $7.7 million in the corresponding period in 2008. The increase in collaboration agreement revenues was primarily attributable to increased revenues of $1.1 million in connection with our research license and commercial option agreement with DAS, increased revenues of $2.0 million in connection with our laboratory research reagents license agreement with Sigma, increased revenues of $250,000 in connection with our agreement with Open Monoclonal Technology, increased revenues of $325,000 in connection with our research agreement with Pfizer Inc. and increased revenues of $178,000 in connection with our research and license agreement with Genentech. Research grant revenues were $564,000 for the nine months ended September 30, 2009, compared to $1.7 million in the corresponding period in 2008. The decrease in research grant revenues was primarily due to decreased revenues of $553,000 related to our grant from MJFF, decreased revenues of $500,000 related to our grant from JDRF and decreased revenues of $141,000 in connection with our grant from DARPA.

Operating Expenses

	Three months ended September 30,				Nine months ended September 30,
	(in thousands, except percentage values)				(in thousands, except percentage values)
	2009	2008	Change	%	2009	2008	Change	%
Operating expenses:
Research and development	$6,166	$7,563	$(1,398)	(18)%	$20,299	$24,492	$(4,193)	(17)%
General and administrative	2,701	2,564	138	5%	8,634	8,036	598	7%

Total expenses	$8,867	$10,127	$(1,260)	(12)%	$28,933	$32,528	$(3,595)	(11)%

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

Research and development expenses were $6.2 million for the three months ended September 30, 2009, compared to $7.6 million in the corresponding period in 2008. The decrease in research and development expenses was primarily attributable to decreased pre-clinical, clinical and manufacturing expenses of $959,000, primarily associated with our SB-509-601 clinical trial as well as HIV / AIDS and glioblastoma multiforme programs, decreased expenses related to consulting of $349,000 and decreased technology licenses expenses of $241,000. This decrease was partially offset by increased stock-based compensation expense of $258,000.

Research and development expenses were $20.3 million for the nine months ended September 30, 2009, compared to $24.5 million in the corresponding period in 2008. The decrease in research and development expenses was primarily attributable to decreased pre-clinical and manufacturing expenses of $2.7 million, primarily associated with our HIV / AIDS and glioblastoma multiforme programs, and decreased expenses related to consulting of $860,000, lab supplies of $428,000 and technology licenses expenses of $373,000. This decrease was partially offset by increased clinical trials expenses of $235,000, primarily associated with our Phase 2 ALS study.

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

General and administrative expenses were $2.7 million for the three months ended September 30, 2009, compared to $2.6 million in the corresponding period in 2008. The increase was primarily attributable to increased stock-based compensation expenses of $147,000.

General and administrative expenses were $8.6 million for the nine months ended September 30, 2009, compared to $8.0 million in the corresponding period in 2008. The increase was primarily attributable to increased stock-based compensation expenses of $321,000, increased salaries and personnel expenses of $133,000 and increased professional services expenses of $89,000.

Interest and Other Income (Loss), net

	Three months ended September 30,				Nine months ended September 30,
	(in thousands, except percentage values)				(in thousands, except percentage values)
	2009	2008	Change	%	2009	2008	Change	%
Interest and other income (loss), net	$(47)	$42	$(89)	(212)%	$793	$1,448	$(655)	(45)%

Interest and other income (loss), net, was $(47,000) for the three months ended September 30, 2009, compared to $42,000 in the corresponding period in 2008. For the three months ended September 30, 2009, foreign currency remeasurement losses, which related to the cash balance held at our wholly-owned UK subsidiary, Gendaq Limited, exceeded interest income, creating a loss for the period. Foreign currency remeasurement losses were $135,000 for the three months ended September 30, 2009, compared to foreign currency remeasurement losses of $373,000 in the corresponding period of 2008. Interest income was $88,000 for the three months ended September 30, 2009, compared to interest income of $415,000 in the corresponding period of 2008. The decrease was due to lower average investment balances and lower interest rates.

Interest and other income, net, was $793,000 for the nine months ended September 30, 2009, compared to $1.4 million in the corresponding period in 2008. The decrease was primarily due to lower interest income earned of $1.3 million due to lower average investment balances and lower interest rates. The decrease was partially offset by foreign currency remeasurement gains of $302,000 for the nine months ended September 30, 2009, compared to foreign currency remeasurement losses of $376,000 in the corresponding period of 2008. Remeasurement gains/losses related to the cash balance held at our wholly-owned UK subsidiary, Gendaq Limited.

Liquidity and Capital Resources

Since inception, we have funded our operations primarily through the issuance of equity securities, borrowings, payments from research grants and from corporate collaborators and strategic partners. As of September 30, 2009, we had cash, cash equivalents, marketable securities and interest receivable totaling $47.9 million. On October 2, 2009, in connection with the expansion of our license agreement with Sigma, Sangamo sold Sigma 636,133 shares of common stock at a price of $7.86 per share to Sigma, resulting in gross proceeds of approximately $5.0 million and Sangamo received an additional $15.0 million as an upfront license fee. On October 13, 2009, Sangamo completed an underwritten public offering of its common stock, in which Sangamo sold an aggregate of 3,000,000 shares of its common stock at a public offering price of $7.20 per share. The net proceeds to Sangamo from the sale of shares in this offering, after deducting underwriting discounts and commissions and other estimated offering expenses, were approximately $20.9 million.

During the nine months ended September 30, 2009, the net cash used in operating activities was $17.8 million. Net cash used in operating activities related to our net loss of $16.2 million and changes in operating assets and liabilities of $6.5 million. The changes in operating assets and liabilities were primarily comprised of decreases in deferred revenues of $5.0 million, decreases in accounts payable and accrued liabilities of $1.6 million and increases in accounts receivable of $890,000, partially offset by increases in accrued compensation and employee benefits of $1.0 million. This was partially offset by net non-cash charges of $4.9 million. Non-cash charges were primarily comprised of $4.7 million related to stock-based compensation and $440,000 in depreciation and amortization, partially offset by foreign currency remeasurement gains of $302,000. During the nine months ended September 30, 2008, net cash used in operating activities of $23.0 million related to our net loss of $21.7 million and changes in operating assets and liabilities of $5.4 million. The changes in operating assets and liabilities were primarily comprised of increases in accounts receivable of $8.6 million and decreases in accounts payable and accrued liabilities of $295,000, partially offset by increases in deferred revenues of $3.2 million. This was partially offset by net non-cash charges of $4.1 million. Non-cash charges were primarily comprised of $4.3 million related to stock-based compensation, depreciation and amortization of $381,000 and foreign currency remeasurement losses of $376,000, partially offset by amortization of premium / discount on marketable securities of $931,000.

During the nine months ended September 30, 2009, net cash provided by investing activities was $11.4 million and was primarily comprised of maturities of marketable securities of $46.8 million, partially offset by purchases of marketable securities of $35.2 million. During the nine months ended September 30, 2008, net cash provided by investing activities was $18.4 million and was primarily comprised of maturities of marketable securities of $84.1 million and proceeds from sales of investments of $4.0 million, partially offset by purchases of marketable securities of $69.0 million.

Net cash provided by financing activities for the nine months ended September 30, 2009 was $713,000 and primarily related to proceeds from the issuance of common stock. Net cash provided by financing activities for the nine months ended September 30, 2008 was $1.4 million and related to proceeds from the issuance of common stock.

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

Our market risks at September 30, 2009 have not changed materially from those discussed in Item 7A of our Form 10-K for the year ended December 31, 2008 on file with the Securities and Exchange Commission.

ITEM 4.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable, and not absolute, assurance of achieving the desired control objectives. In reaching a reasonable level of assurance, management necessarily was required to apply its judgment in evaluating the cost benefit relationship of possible controls and procedures.

As required by the Securities and Exchange Commission Rule 13a-15(b), we carried out an evaluation, under the supervision of and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

Change in Internal Control over Financial Reporting

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

We have initiated and completed enrollment of a Phase 1 study several Phase 2 clinical trials of our lead ZFP Therapeutic, SB-509, for diabetic neuropathy and ALS and the drug has been well tolerated. However, if our lead ZFP Therapeutic fails one of its safety studies, it could reduce our ability to attract new investors and corporate partners. In January 2005, we filed an IND application with the FDA for SB-509, a ZFP TF activator of VEGF-A, for the treatment of mild to moderate diabetic neuropathy. We completed enrollment and treatment of a Phase 1, single blind, single dose, dose-escalation trial to measure the laboratory and clinical safety of SB-509. We have completed enrollment and treatment of a repeat-dosing Phase 2 clinical trial (SB-509-601) and the 2 other related Phase 2 trials ongoing for this indication (SB-509-701 and SB-509-703). We also have initiated a Phase 2 clinical trial (SB 509-801) to evaluate SB-509 for the treatment of ALS. A significant number of the trial subjects have received more than one dose of SB-509 during the course of these Phase 2 studies. In addition, Phase 1 clinical trials of an identical ZFP TF have been carried out in subjects with peripheral artery disease. In December 2008, in collaboration with scientists at the University of Pennsylvania, we filed an IND application for a Phase 1 trial of our CCR5 ZFN-based therapeutic, SB-728-T, for treatment of HIV/AIDS. This trial began enrolling subjects in February 2009 at the University of Pennsylvania. In September 2009, we announced FDA’s review and acceptance of our IND application to initiate an open-label, repeat-dosing Phase 1 clinical trial of SB-728-T and our intention to begin this second trial. Both Phase 1 studies are designed primarily to evaluate the safety and tolerability of this ZFP Therapeutic approach. These early studies of a ZFP Therapeutic are a highly visible test of our ZFP Therapeutic approach. Since we have increased our focus on ZFP Therapeutic research and development, investors will increasingly assess the value of our technology based on the continued progress of ZFP Therapeutic products into and through clinical trials. If clinical trials of our lead therapeutic were halted due to safety concerns, this would negatively affect our operations and the value of our stock.

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

Our ZFP Therapeutics may fail to show the desired safety and efficacy in initial clinical trials. We have completed a Phase 1 trial and several ongoing Phase 2 clinical trials of our ZFP Therapeutic for diabetic neuropathy. We have an additional Phase 2 trial of this drug for ALS and have two Phase 1 trials of a ZFP Therapeutic for HIV/AIDS. However, the FDA will require additional clinical testing which involves significantly greater resources, commitments and expertise that may require us to enter into a collaborative relationship with a pharmaceutical company that could assume responsibility for late-stage development and commercialization. We have limited experience in conducting clinical trials and may not possess the necessary resources and expertise to complete such trials, and there is no guarantee that we will be able to enter into collaborative relationships with third parties that can provide us with the funding and expertise for such trials.

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

We have generated operating losses since we began operations in 1995. The extent of our future losses and the timing of profitability are uncertain, and we expect to incur losses for the foreseeable future. We have been engaged in developing our ZFP TF technology since inception, which has and will continue to require significant research and development expenditures. In October 2009, we completed an underwritten public offering of 3,000,000 shares of our common stock at a public offering price of $7.20 per share resulting in net proceeds to us of approximately $20.9 million. Also in October 2009, we entered into an expansion of our license agreement with Sigma-Aldrich Corporation (“Sigma”) and a related stock purchase agreement under which we sold to Sigma 636,133 shares of our common stock valued at $5.0 million. In July 2007, we completed a registered direct offering to institutional investors for a total of 3,278,689 shares of common stock, at a price of $9.15 per share, resulting in net proceeds to us of $28.0 million. Also in July 2007, we entered into a license agreement and a related stock purchase agreement with Sigma under which we sold to Sigma 1.0 million shares of Sangamo’s common stock valued at $8.55 million. In June 2006, in an underwritten public offering and pursuant to an effective registration statement, we sold 3,100,000 shares of common stock at a public offering price of $6.75 per share, resulting in net proceeds of approximately $20.2 million. In November 2005, we completed a registered direct offering to institutional and strategic investors for a total of 5,080,000 shares of common stock at a price of $3.85 per share to the investors, resulting in net proceeds to Sangamo of approximately $18.2 million. To date, we have generated all other funding from revenues derived from strategic partnering agreements, Enabling Technology collaborations, federal government research grants and grants awarded by research foundations. As of September 30, 2009, we had an accumulated deficit of $190.2 million. Losses will increase as we expand and extend our research and development activities into human therapeutic product development. If the time required to generate significant product revenues and achieve profitability is longer than we currently anticipate or if we are unable to generate liquidity through equity financing or other sources of funding, we may not be able to sustain our operations.

We may be unable to raise additional capital, which would harm our ability to develop our technology and products.

We have incurred significant operating losses and negative operating cash flows since inception and have not achieved profitability. We expect capital outlays and operating expenditures to increase over the next several years as we expand our infrastructure and research and ZFP Therapeutic product development activities. While we believe our financial resources will be adequate to sustain our current operations at least through 2010, we may need to seek additional sources of capital through equity or debt financing. In the past year, the credit markets have experienced significant upheaval, while the equity market has demonstrated a high degree of volatility. As a result, we believe that the difficulty of an emerging biotechnology company raising capital through equity or debt financing has increased significantly. We do not know when, or if, the prospects for an emerging biotechnology company to raise capital will improve. In addition, as we focus our efforts on proprietary human therapeutics, we will need to seek FDA approval of potential products, a process that could cost in excess of $100 million per product. We cannot be certain that we will be able to obtain financing on terms acceptable to us, or at all. If adequate funds are not available, our business and our ability to develop our technology and ZFP Therapeutic products would be harmed.

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

In July 2007, we entered into a license agreement with Sigma to collaborate in the application and development of ZFP-based products for use in the laboratory research reagents markets. The agreement provides Sigma with access to Sangamo’s

ZFP technology and the exclusive right to use Sangamo’s ZFP technology to develop and commercialize products for use as research reagents and to offer services in related research fields. This relationship was expanded in October 2009 when we amended our license agreement with Sigma to provide Sigma with the exclusive rights to develop and distribute ZFP-modified cell lines for commercial production of protein pharmaceuticals certain ZFP-engineered transgenic animals for commercial applications. In June 2008, following a research period, Dow AgroSciences (DAS) exercised its commercial license option under a license agreement with Sangamo relating to plant agriculture. This agreement provides DAS with the exclusive right to develop agricultural products using our ZFP technology in plant cells, plants, or plant cell cultures. Both companies also have the right to sublicense our technology in their respective areas. In addition to upfront payments, Sangamo may also receive additional license fees, shared sublicensing revenues, royalty payments and milestone payments depending on the success of the development and commercialization of the licensed products and services covered under both agreements. The commercial milestones and royalties are typically based upon net sales of licensed products.

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

We cannot guarantee that third parties will not challenge our intellectual property. One of our in-licensed foreign patents, licensed to Sangamo from Johns Hopkins University which forms the basis for five European Regional Phase patents, has been revoked as a result of an opposition by a third party. Our licensor, Johns Hopkins University, appealed the revocation but in April 2007, the European Technical Board of Appeal released its decision dismissing the appeal. This outcome may limit our ability to exclude potential competitors in the field of targeted recombination and gene correction in Europe but does not affect our ability to practice our targeted recombination and gene correction programs in Europe. Moreover, we also hold licenses to six US patents to the technology covered by the opposed European patent, and hold licenses to related applications issued in Canada and Japan. Additional related applications are pending in Japan and Europe. As of October 30, 2009, US patent number US6,265,196, licensed to Sangamo from Johns Hopkins University, was undergoing re-examination. In addition in 2008, US5,792,640, also licensed from Johns Hopkins University, completed a first re-examination process and a re-exam certificate was issued on September 9, 2008. However, a second re-exam proceeding was ordered on November 4, 2008. We cannot predict the outcome of the reexamination, which may be unfavorable to us.

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

We are a small company with 74 full-time employees as of October 30, 2009, and our success depends on our continued ability to attract, retain, and motivate highly qualified management and scientific personnel and our ability to develop and maintain important relationships with leading research and academic institutions and scientists. Competition for personnel and academic and other research collaborations is intense. The success of our technology development programs depends on our ability to attract and retain highly trained personnel. We have experienced a rate of employee turnover that we believe is typical of emerging biotechnology companies. If we lose the services of personnel with the necessary skills, it could significantly impede the achievement of our research and development objectives. We are not presently aware of any plans of specific employees to retire or otherwise leave the company. If we fail to negotiate additional acceptable collaborations with academic and other research institutions and scientists, or if our existing collaborations are unsuccessful, our ZFP Therapeutic development programs may be delayed or may not succeed.

Risks Relating to our Common Stock and Corporate Organization

Our stock price has been volatile and may continue to be volatile, which could result in substantial losses for investors.

During the quarter ended September 30, 2009, our common stock price ranged from a low of $4.26 to high of $9.03. During the past two years, our common stock price has fluctuated significantly, ranging from a low of $1.95 to a high of $13.65 during the year ended December 31, 2008, and a low of $6.22 to a high of $19.08 during the year ended December 31, 2007. The recent market instability caused by the turmoil in the financial industry has further contributed to the volatility of our stock price. Volatility in our common stock could cause stockholders to incur substantial losses. An active public market for our common stock may not be sustained, and the market price of our common stock may continue to be highly volatile. The market price of our common stock has fluctuated significantly in response to various factors, some of which are beyond our control, including but not limited to the following:

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

We have a relatively low volume of daily trades in our common stock on the Nasdaq Global Market. For example, the average daily trading volume in our common stock on the Nasdaq Global Market over the ten-day trading period prior to October 30, 2009 was 478,640 shares per day. Any large transactions in our common stock may be difficult to conduct and may cause significant fluctuations in the price of our common stock.

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

The interest of management could conflict with the interest of our other stockholders. Our executive officers and directors beneficially own, in the aggregate, approximately 10% of our outstanding common stock as of September 30, 2009. As a result, these stockholders, if they choose to act together, may have a material impact on all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This could have the effect of delaying or preventing a change of control of Sangamo, which in turn could reduce the market price of our stock.

ITEM 6.

(a)	Exhibits:

10.1	First Amendment of the License Agreement, dated November 9, 2007, between Sigma-Aldrich Corporation and Sangamo BioSciences, Inc.

10.2†	Second Amendment of the License Agreement, dated September 25, 2009, between Sigma-Aldrich Corporation and Sangamo BioSciences, Inc.

10.3†	Third Amendment to the License Agreement, dated October 2, 2009, between Sigma-Aldrich Corporation and Sangamo BioSciences, Inc.

31.1	Rule 13a-14(a) Certification by Principal Executive Officer

31.2	Rule 13a-14(a) Certification by Principal Financial and Accounting Officer

32.1	Certification Pursuant to 18 U.S.C. Section 1350

†	Confidential treatment has been requested for certain information contained in this document. Such information has been omitted and filed separately with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 6, 2009	SANGAMO BIOSCIENCES, INC.

/S/ H. WARD WOLFF
H. Ward Wolff
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)