Form 10-K
period 2009-12-31
SANGAMO BIOSCIENCES INC
filed 2010-03-05
CIK 1001233

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes  ☐    No  ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐                  Accelerated filer  ☑                  Non-accelerated filer  ☐                  Smaller reporting company  ☐

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

The aggregate market value of the voting stock held by non-affiliates of the registrant based upon the closing sale price of the common stock on June 30, 2009 (the last business day of the registrant’s most recently completed second fiscal quarter), as reported on the Nasdaq Global Market was $190,195,177. For purposes of this calculation, directors and executive officers of the registrant have been deemed affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at February 1, 2010
Common Stock, $0.01 par value per share	45,003,214 shares

DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts Into Which Incorporated
Proxy Statement for the 2010	Part III
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

In some cases, you can identify forward-looking statements by terms such as: “anticipates,” “believes,” “continues,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “seeks,” “should” and “will.” These statements reflect our current views with respect to future events and are based on assumptions and subject to risks and uncertainties. Given these risks and uncertainties, you should not place undue reliance on these forward-looking statements. We discuss many of these risks in greater detail under the headings “Risk Factors” and “Management’s Discussion and Analysis of Financial Results of Operations” in this Form 10-K. Sangamo undertakes no obligation to publicly release any revisions to forward-looking statements to reflect events or circumstances arising after the date of this report. Readers are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this Annual Report on Form 10-K.

PART I

ITEM 1 – BUSINESS

Overview

We, and our licensed partners, are the leaders in the research, development and commercialization of zinc finger DNA-binding proteins (ZFPs), a naturally occurring class of proteins, and have used our knowledge and expertise to develop a proprietary technology platform. ZFPs can be engineered (see Fig. 1) to make ZFP transcription factors (ZFP TFs), proteins that can be used to turn genes on or off, and ZFP nucleases (ZFNs), proteins that enable us to modify DNA sequences in a variety of ways. As ZFPs act at the DNA level, they have broad potential applications in several areas including human therapeutics, plant agriculture, research reagents, transgenic animal and cell-line engineering.

The main focus for our company is the development of novel human therapeutics and we are building a pipeline of ZFP TherapeuticsTM. Our lead ZFP Therapeutic, SB-509, a plasmid formulation of a ZFP TF activator of the vascular endothelial growth factor-A (VEGF-A) gene, is under evaluation in a Phase 2b clinical trial for moderately severe diabetic neuropathy (DN) as well as a Phase 2 clinical trial for severe DN. In addition, we have an ongoing Phase 2 trial for amyotrophic lateral sclerosis (ALS). We expect to have data from the Phase 2 trials in severe DN and ALS in 2010.

In 2008, our collaborators at the University of Pennsylvania filed an Investigational New Drug (IND) application with the Food and Drug Administration (FDA) and initiated a Phase 1 clinical trial to evaluate SB-728-T for the treatment of HIV/AIDS. In 2009, we filed an IND application with the FDA and initiated a Phase 1 clinical trial to evaluate SB-728-T for the treatment of HIV/AIDS. SB-728-T represents the first therapeutic application of our ZFN technology. In 2009, our collaborators at City of Hope, filed an IND application for a Phase 1 trial to evaluate a ZFN-based therapeutic for the treatment of glioblastoma multiforme, a type of brain cancer. This trial will begin in 2010.

We have preclinical development programs of ZFP Therapeutics in spinal cord injury, stroke, traumatic brain injury, neuropathic pain, and Parkinson’s disease. We have additional research-stage programs in monogenic diseases including X-linked severe combined immunodeficiency (X-linked SCID), hemophilia and hemoglobinopathies.

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

•

We have a license agreement with the research reagent company Sigma-Aldrich Corporation (“Sigma”). Sigma has the exclusive right to develop and market high value laboratory research reagents based upon Sangamo’s ZFP technology as well as ZFP-modified cell lines for commercial production of protein pharmaceuticals and ZFP-engineered transgenic animals. Sigma is marketing ZFN-derived gene editing tools under the trademark CompoZrTM.

•

We also have license agreements with life sciences companies including Pfizer Inc, (“Pfizer”), Genentech Inc. (“Genentech”), F. Hoffmann–La Roche Ltd and Hoffmann-La Roche Inc. (“Roche”) and Open Monoclonal Technology, Inc. (“OMT”). Pursuant to these license agreements, we granted non-exclusive rights to use our ZFP technology for protein pharmaceutical production and transgenic animals.

We have a substantial intellectual property position in the design, selection, composition, and use of engineered ZFPs to support all of these commercial activities. As of February 1, 2010, we either own outright or have exclusively licensed the commercial rights to approximately 257 patents issued in the United States and foreign national jurisdictions, and we have 311 patent applications owned and licensed pending worldwide. We continue to license and file new patent applications that strengthen our core and accessory patent portfolio. We believe that our proprietary position will protect our ability to research, develop, and commercialize products and services based on ZFP technology across our chosen applications.

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

We use the engineered ZFP DNA-binding domain linked to a functional domain. The ZFP DNA-binding domain brings the functional domain into the proximity of the gene of interest. Thus, Sangamo’s scientists can create a ZFP TF which is capable of controlling or regulating a target gene in the desired manner. For instance, attaching an activation domain to a ZFP will cause a target gene to be “turned on.” Alternatively, a repression domain causes the gene to be “turned off.” Our lead ZFP Therapeutic SB-509 is designed to turn a gene on. SB-509 is a ZFP TF activator of the vascular endothelial growth factor-A (VEGF-A) gene. VEGF-A has been shown to have angiogenic properties, i.e. to promote the growth of blood vessels, and to have a protective and regenerative effect on nerve tissue. We are testing this ZFP TF in Phase 2b and Phase 2 clinical trials in subjects with DN and ALS, respectively, and we have preclinical programs in stroke, spinal cord injury and traumatic brain injury. We are also developing ZFP TFs that turn gene expression off. We have programs in neuropathic pain focused on the repression of pain receptors, Trk-A and PN3, and these ZFP TFs are in preclinical testing.

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

For example, ZFP Therapeutics can:

•

Potentially be used to treat a broad range of diseases. ZFP Therapeutics act at the DNA level to regulate gene expression or modify genes. We believe that we can generate ZFPs to recognize virtually any gene target allowing direct modulation of the gene and enabling a potentially broad applicability.

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

THERAPEUTIC PRODUCT DEVELOPMENT

ZFP Therapeutic Product Development Programs

Our lead therapeutic development programs are based on the development of a ZFP TF that has been engineered to activate a patient’s own VEGF-A gene. VEGF-A has been demonstrated to have both angiogenic and direct neuroproliferative, neuroregenerative and neuroprotective properties. The VEGF-A gene encodes multiple forms (isoforms) of the VEGF-A protein which exhibit slightly different properties and bind to different VEGF-A receptors. It is believed that all of these isoforms are required to be present in specific ratios to achieve a full biological effect. We believe that this differentiates Sangamo’s approach. We are developing formulations of this VEGF-activating ZFP TF, also called SB-509, for the following conditions: diabetic neuropathy and ALS (see Table 1) and are evaluating the ZFP Therapeutic in several ongoing clinical trials. We are also evaluating the VEGF ZFP TF in preclinical animal studies in spinal cord injury, traumatic brain injury and stroke.

Product Candidate	Targeted Indication	Stage of Development	Protocol	Milestones
SB-509	Diabetic Neuropathy: moderately severe	Phase 2b	SB-509-901	Trial initiated January 2010.

	Diabetic Neuropathy: mild to moderate	Phase 2	SB-509-601	Subject enrollment completed. Topline data demonstrate direct neuroregenerative effect with statistically significant (p value=0.02) increase in small unmyelinated nerve fibers in the skin but no differences between SB-509 and placebo treated subjects observed in measures of neurologic function such as nerve conduction velocity and neurologic exam.

	Diabetic Neuropathy: severe	Phase 2	SB-509-701A and B	Enrollment completed. Expect data in 2010.

	Amyotrophic Lateral Sclerosis	Phase 2	SB-509-801	Study initiated in 2008. Enrollment and treatment completed. Expect data in 2010.

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

In January 2005, we filed an IND application with the FDA for SB-509 for the treatment of mild to moderate diabetic neuropathy. We completed enrollment and treatment of a Phase 1a, single blind, dose-escalation trial to measure the laboratory and clinical safety of SB-509 in human subjects and extended this study to a larger Phase 1b study (SB-509-401). Data from our Phase 1 trial demonstrated that a single treatment of SB-509 was well-tolerated and that no drug-related severe adverse events (SAEs) were observed. Moreover, data from the Phase 1b clinical trial presented at the American Diabetes Association Meeting in June 2008 demonstrate improvements in measures of nerve health. We observed a statistically significant improvement in quantitative sensory testing and nerve examination (NIS-LL) and clinically relevant trends toward improvement in nerve conduction velocity (NCV) measurements in subjects with mild to moderate diabetic neuropathy over a six month period after a single administration of SB-509.

We initiated a double-blind, placebo-controlled, repeat-dosing multi-center Phase 2 clinical trial of SB-509 (SB-509-601) in November 2006 having entered into an agreement with Juvenile Diabetes Research Foundation International (JDRF) in October 2006 to provide up to $3.0 million in funding to support this trial. We completed enrollment of subjects into this trial in December 2007 and in November 2008 presented top-line data from this study. The data demonstrate that repeat administration of the drug is well tolerated in subjects with mild to moderate DN. However, no significant differences were observed between the SB-509 and placebo treated subjects in a number of measures of nerve function and health at the primary analysis point, day 180 post-treatment. Top-line data from skin biopsies from subjects in which intraepidermal nerve fiber density (IENFD) was measured demonstrated a direct neuroregenerative effect of SB-509 treatment that resulted in a statistically significant (p value=0.02) percentage increase in small unmyelinated nerve fibers. Further analysis of data from the SB-509-601 trial demonstrated a greater nerve regrowth response to SB-509 treatment in subjects with more severe neuropathy, as judged by their baseline IENFD, compared to regrowth responses in placebo-treated subjects. In addition, subgroup analyses using baseline severity of disease as a selection criterion, demonstrated that SB-509 treatment resulted in correlative clinically relevant improvements in NIS-LL and sural NCV in subjects with moderate to severe disease.

In April 2007, we initiated a second repeat-dosing placebo-controlled Phase 2 clinical study (SB-509-701) to evaluate SB-509 in subjects with severe DN. In June 2008 we expanded this trial to include an additional cohort of subjects (group B) treated with a different dosing schedule. We presented an interim analysis of data from the first group (A) in October 2008. The data demonstrated that the drug was well tolerated in a repeat dosing setting in this population and among subjects who entered the trial with blocked sural nerves, we observed preferential recovery of NCV in SB-509-treated subjects compared with the placebo-treated group during 180 days post treatment in subjects who entered the trial with blocked sural nerves. We expect to have complete data from this single-blind trial in 2010.

Based on the data obtained from our Phase 1 and Phase 2 trials, in January 2010 we initiated a double blind, repeat-dosing, placebo controlled Phase 2b study (SB-509-901) in subjects with moderately severe DN. The trial is designed to finalize dose, schedule and primary and secondary endpoints for Phase 3 trials and up to $3.0 million in funding will be provided by JDRF to support this new study, according the terms of the agreement and based upon achievement of certain milestones pertaining to the study.

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

Sangamo’s Therapeutic Approach

There are both animal and clinical data suggesting that a defect or deficiency in VEGF expression plays a role in ALS. In September 2008 we initiated a Phase 2 clinical trial (SB-509-801) to evaluate therapeutic effect of regional muscle delivery of SB-509 in subjects with ALS. We have completed enrollment and the treatment phase of this study and expect to have data in the second half of 2010.

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

Current Treatments

Currently, there are approximately 30 antiretroviral drugs approved by the FDA to treat people infected with HIV. These drugs fall into four major classes: reverse transcriptase (RT) inhibitors, protease inhibitors, integrase inhibitors and entry and fusion inhibitors. This latter class also includes a small molecule antagonist of the CCR5 receptor, Selzentry® (maraviroc). This drug is being used in combination with other antiretroviral agents for treatment-experienced adult patients infected with CCR5-tropic HIV-1 strains that are resistant to multiple antiretroviral agents. There are no study results demonstrating the effect of Selzentry on clinical progression of HIV-1 and the drug carries a black box warning of liver toxicity.

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

Sangamo’s Therapeutic Approach

CCR5 is a co-receptor for HIV entry into T-cells and, if CCR5 is not expressed on their surface, HIV infects them with lower efficiency. A population of individuals that is immune to HIV infection, despite multiple exposures to the virus, has been identified and extensively studied. The majority of these individuals have a natural mutation, CCR5delta32, resulting in the expression of a shortened, or truncated, and non-functional CCR5 protein. This mutation appears to have no observable deleterious effect. We are using our ZFN-mediated gene disruption technology to disrupt the CCR5 gene in cells of a patient’s immune system to make these cells permanently resistant to HIV infection. The aim is to provide a population of HIV-resistant cells that can fight HIV and opportunistic infections mimicking the situation in individuals that carry the natural mutation. In December 2008, in collaboration with scientists at the University of Pennsylvania, an IND application was filed for a Phase 1 trial of our CCR5 ZFP Therapeutic, SB-728-T. This single-dose investigator sponsored trial began enrolling subjects in February 2009, at the University of Pennsylvania. In September 2009, we filed an IND application and initiated a repeat-dose Phase 1 clinical trial (SB-728-T-902) of SB-728-T. Both Phase 1 studies are designed primarily to evaluate the safety and tolerability of this ZFP Therapeutic approach, however subjects’ CD4 T-cell counts, levels of CCR5-modified T-cells and viral burden will also be monitored.

We also have a research stage program to investigate this approach in hematopoietic stem cells and with our collaborators have funding for this program from a $14.5 million Disease Team Research Award granted by the California Institute for Regenerative Medicine (CIRM). In addition, we are developing our ZFN approach as an in-vivo application for which we have received a Grand Challenges Explorations grant from the Bill and Melinda Gates Foundation.

Glioblastoma Multiforme (GM)

Market Opportunity

Gliomas are the most common type of primary brain cancers; 20,000 cases are diagnosed and 14,000 glioma-related deaths occur annually in the United States. Glioblastoma multiforme (GM), the most common type of glioma, is rapidly progressive and nearly universally lethal.

Current Treatments

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

Sangamo’s Therapeutic Approach

In collaboration with clinicians at City of Hope (“COH”) we are developing a ZFP Therapeutic that uses our ZFN technology to disrupt the expression of the gene encoding the glucocorticoid receptor. Our collaborators have developed an engineered protein known as an IL-13 “zetakine” that, when expressed in cytotoxic or “killer”

T-cells, enables them to seek out and destroy glioblastoma cells in the brain. In an investigator-sponsored IND, patients have been treated with zetakine-modified T-cells which have shown significant anti-tumor activity. In this clinical protocol, donor T-cells are modified to express the zetakine. These modified cells are infused into the brain following surgery for the targeted elimination of residual tumor cells. Frequently, however, a glucocorticoid such as Decadron® must be administered to patients post-surgery to control brain swelling. Glucocorticoids inactivate or kill the therapeutic T-cells through a protein known as the glucocorticoid receptor (GR). Cells without a functional GR are drug-resistant and are therefore available to destroy tumor cells. Our goal is to generate zetakine positive, GR-negative T-cells thus enabling the full treatment effect to occur even in the presence of Decadron. In December 2006, we entered into a broad, exclusive license agreement with the COH for use of the zetakine with our technology. Sangamo retains commercialization rights and COH receives success-based milestone and downstream payments. In 2009, our collaborators at COH filed an IND application for a Phase 1 clinical trial of this therapeutic and in January 2010 we announced that COH is initiating a Phase 1 trial in subjects with recurrent /refractory GM.

ZFP Therapeutic Pre-clinical Stage Programs

In addition to our ongoing Phase 2b and Phase 2 clinical trials in DN, and ALS and Phase 1 studies in HIV/AIDS and glioblastoma, we currently have multiple preclinical-stage programs (i.e., lead ZFP TF molecules in animal efficacy studies).

Neuropathic Pain (Cancer Pain)

Neuropathic pain comprises a set of chronic pain disorders that cannot be connected to a physical trauma, as is the case with acute pain. There are several million patients with neuropathic pain in the United States including late-stage cancer patients. Studies have shown that 90% of patients with advanced cancer experience severe pain, and that pain occurs in 30% of all cancer patients regardless of the stage of the disease. Pain usually increases in intensity as cancer progresses. The most common cancer pain is from tumors that metastasize to the bone. Approximately 60-80% of cancer patients with bone metastases experience severe pain. The second most common cancer pain is caused by tumors infiltrating nerves. Tumors near neural structures may cause the most severe pain. The few drugs currently being used to treat pain in these patients show marginal efficacy and can have very significant side effects. Chronic pain is a major and underserved market opportunity and is now an area of intense focus by pharmaceutical researchers owing to the discovery of several new pain-related pathways and drug targets. Recent studies have shown that in chronic pain, certain proteins in nerve cell membranes are up-regulated or over-expressed. Our scientists have identified ZFP TF candidates that repress the expression of two of these pain targets, Trk-A and PN3, in cell-based models. Trk-A and PN3 fall into the class of “non-druggable” targets. We have incorporated these ZFP TFs into gene transfer vectors and have demonstrated a statistically significant reduction of pain in an animal model of bone cancer pain after treatment with Sangamo’s ZFP TF repressor of Trk-A. Further animal studies are ongoing.

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

Parkinson’s Disease (PD)

Parkinson’s disease is a chronic, progressive disorder of the central nervous system and results from the loss of cells in a section of the brain called the substantia nigra. These cells produce dopamine, a chemical messenger responsible for transmitting signals within the brain. Loss of dopamine causes critical nerve cells in the brain, or neurons, to fire out of control, leaving patients unable to direct or control their movement in a normal manner. The symptoms of Parkinson’s may include tremors, difficulty maintaining balance and gait; rigidity or stiffness of the limbs and trunk; and general slowness of movement (also called bradykinesia). Patients may also eventually have difficulty walking, talking, or completing other simple tasks. Symptoms often appear gradually yet with increasing severity and the progression of the disease may vary widely from patient to patient. There is no cure for Parkinson’s disease. Drugs have been developed that can help patients manage many of the symptoms; however they do not prevent disease progression. In January 2007, we were awarded a two-year grant of $950,000 by The Michael J. Fox Foundation for Parkinson’s Research (MJFF) to support the development of a ZFP TF activator of glial cell line-derived neurotrophic factor (GDNF) to treat PD. In collaboration with scientists at the University of California, San Francisco (UCSF), we are evaluating ZFP TFs that activate the glial cell line-derived neurotrophic factor (GDNF) gene in pre-clinical animal efficacy models of Parkinson’s Disease.

Stroke

A stroke occurs when a blood clot blocks an artery, or a blood vessel breaks, interrupting blood flow to an area of the brain. When either of these events occurs, brain cells begin to die, frequently resulting in brain damage. When brain cells die during a stroke, abilities controlled by that area of the brain are lost. These abilities can include speech, movement and memory. How a stroke patient is affected depends on where the stroke occurs in the brain and how much the brain is damaged. According to the Centers for Disease Control, and based upon information from the Greater Cincinnati/Northern Kentucky Stroke Study and the National Institute of Neurological Diseases and Stroke, strokes killed approximately 144,000 people in 2005 and is the third largest cause of death in the United States. About 795,000 people suffer a new or recurrent stroke each year. About 610,000 of these are first attacks and 185,000 are recurrent attacks.

As a consequence strokes are a leading cause of serious, long-term disability in the US. About 5.8 million stroke survivors are alive today. We are evaluating our ZFP TF activator of the VEGF-A gene in pre-clinical animal efficacy models of strokes.

ZFP Therapeutic Research Programs

We also have several research stage ZFN-mediated gene modification programs in progress. These initiatives include programs in monogenic diseases including hemoglobinopathies, immune system disorders such as X-linked severe combined immunodeficiency (X-linked SCID) and hemophilia

CORPORATE RELATIONSHIPS

We are applying our ZFP technology platform to several commercial applications in which our products provide Sangamo and our strategic partners and collaborators with potential technical, competitive, and economic advantages. Where and when appropriate, we have established and will continue to pursue ZFP Therapeutic strategic partnerships and corporate partnerships in non-therapeutic areas with selected pharmaceutical, biotechnology and chemical companies to fund internal research and development activities and to assist in product development and commercialization.

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

Pursuant to the Research License and Commercial Option Agreement which we entered into in October 2005, DAS made an initial cash payment to us of $7.5 million. In November 2005, the Company sold approximately 1.0 million shares of common stock to DAS at a price of $3.85 per share, resulting in proceeds of $3.9 million. Our agreement with DAS provided for an initial three-year research term during which DAS agreed to pay Sangamo $6.0 million in research funding over the three-year period and make additional payments of up to $4.0 million in research milestone payments during this same period, depending on the success of the research program. In June 2008, DAS exercised its option under the agreement to obtain a commercial license to sell products incorporating or derived from plant cells generated using our ZFP technology, including agricultural crops, industrial products and plant-derived biopharmaceuticals. The exercise of the option triggered a one-time commercial license fee of $6.0 million, payment of the remaining $2.3 million of the previously agreed $4.0 million in research milestones, development and commercialization milestone payments for each product, and royalties on sales of products.

We agreed to supply DAS and its sublicensees with ZFP TFs and/or ZFNs for both research and commercial use over the initial three year period of the agreement. The agreement also provides for minimum sublicense fees each year due to us every October, provided the agreement is not terminated by DAS. Annual fees range from $250,000 to $3.0 million and total $25.3 million over 11 years. Furthermore, DAS has the right to sublicense our ZFP technology to third parties for use in plant cells, plants, or plant cell cultures, and we will be entitled to 25% of any cash consideration received by DAS under such sublicenses. We do not have any performance obligations with respect to the sublicensing activities to be conducted by DAS. DAS has the right to terminate the agreement at any time; accordingly, our actual sublicense fees over the term of the agreement could be lower than $25.3 million. In addition, each party may terminate the agreement upon an uncured material breach of the agreement by the other party. In the event of any termination of the agreement, all rights to use our ZFP technology will revert to us, and DAS will no longer be permitted to practice our ZFP technology or to develop or, except in limited circumstances, commercialize any products derived from our ZFP technology.

The commercial license fee of $6.0 million, the remaining research milestones of $2.3 million, and the unrecognized portion of the initial cash payment were being recognized ratably over the period from option exercise through December 31, 2009, which reflected the estimated timing over which the ZFP manufacturing technology transfer was anticipated to occur, as well as the period over which Sangamo expected to be performing additional research services for DAS. However, in December 2009, the reagent manufacturing services for DAS were extended through December 31, 2010. Accordingly, the remaining unrecognized portion of the commercial license fee, research milestones and initial cash payment totaling $222,000 will be recognized through December 31, 2010, which is our best estimate as of December 31, 2009 of our performance obligation period with DAS.

Revenues under the agreement were $8.8 million, $7.4 million, and $5.3 million during 2009, 2008, and 2007, respectively. Related costs and expenses incurred under the agreement were $639,000, $391,000 and $467,000 during 2009, 2008 and 2007, respectively.

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

Under the terms of the agreement, Sigma made an initial payment comprising an upfront license fee and the purchase of 1.0 million shares of Sangamo’s common stock under a separate stock purchase agreement, resulting in a total upfront payment to Sangamo of $13.5 million, which consists of an equity investment by Sigma in Sangamo common stock valued at $8.55 million, a $3.95 million license fee, and $1.0 million of research funding. Under the license agreement, we may receive additional research funding of up to $2.0 million, development milestone payments of up to $5.0 million, and commercial milestone payments based on net sales of up to $17.0 million, subject to the continuation of the agreement. During the term of the license agreement, Sigma is obligated to pay to Sangamo minimum annual payments, a share of certain revenues received by Sigma from sublicensees, and royalty payments on the sale of licensed products and services. Sigma also has the right to sublicense the ZFP technology for research applications and we will receive 50% of any sublicensing revenues in the first two years and 25% of any sublicensing revenues thereafter. We retain the sole right to use and license our ZFP technology for GMP production purposes, for the production of materials used in or administered to humans, and for any other industrial commercial use.

In October 2009, Sangamo expanded its license agreement with Sigma. In addition to the original terms of the license agreement, Sangamo provided Sigma with the exclusive rights to develop and distribute ZFP-modified cell lines for commercial production of protein pharmaceuticals and certain ZFP-engineered transgenic animals for commercial applications. Under the terms of the agreement, Sigma made a total upfront payment of $20.0 million. There were two components to the $20.0 million we received: an equity investment by Sigma in 636,133 shares of Sangamo common stock valued at $4.9 million and a $15.1 million upfront license fee. The upfront license fee is being recognized on a straight-line basis from the effective date of the expanded license through July 2010, which represents the period over which we are obligated to perform research services for Sigma. Sangamo is also eligible to receive commercial license fees of $5.0 million based upon a percentage of net sales and sublicensing revenue and thereafter a royalty of 10.5% of net sales and sublicensing revenue. In addition, upon the achievement of certain cumulative commercial milestones Sigma will make milestone payments to Sangamo up to an aggregate of $25.0 million.

The agreements may be terminated by Sigma at any time with a 90-day notice or by either party upon an uncured material breach of the other party. As a result, actual future milestone payments could be lower than the amounts stated above. In the event of any termination, all rights to use our ZFP technology will revert to us, and Sigma will no longer be permitted to practice our ZFP technology or to develop or, except in limited circumstances, commercialize any products derived from our ZFP technology.

Revenues related to the Sigma agreements, excluding royalty revenues, were $11.1 million, $3.3 million and $1.1 million during 2009, 2008 and 2007, respectively. Royalty revenues under the Sigma license agreement were $332,000, $388,000 and $0 during 2009, 2008 and 2007, respectively. Related costs and expenses incurred under the Sigma agreements were $2.6 million, $2.2 million and $316,000 during 2009, 2008 and 2007, respectively.

Enabling Technology Programs and Partners

We began marketing our Enabling Technologies to the pharmaceutical and biotechnology industry in 1998. Our Enabling Technology collaborations have been based upon applying our ZFP TF and ZFN technology and intellectual property in products and areas outside ZFP Therapeutics.

Pharmaceutical Protein Production

The production of pharmaceutical proteins, such as therapeutic antibodies, is an important area of commercial growth. According to a report by the independent business information provider Visiongain, ten years ago, there were only two monoclonal antibody drugs on the world market. Currently there are 21 FDA approved therapies. In 2009, the therapeutic antibody market was worth approximately $32 billion. Sangamo scientists and their collaborators have demonstrated that ZFP-engineered mammalian cells may be used to increase the yield of systems used for pharmaceutical protein production.

We have established several research collaborations in this area. Commencing in December 2004, we had a research collaboration agreement with Pfizer Inc. (“Pfizer”) to use our ZFP technology to develop enhanced cell lines for protein pharmaceutical production. Under the terms of the agreement, Pfizer funded research at Sangamo and we provided our proprietary ZFP technology for Pfizer to assess its feasibility for use in mammalian cell-based protein production. We generated novel cell lines and vector systems for enhanced protein production as well as novel technology for rapid creation of new production cell lines. As of December 31, 2009, we have received all funding due from Pfizer under the 2004 research collaboration agreement. In December 2008, we entered into a license agreement with Pfizer to provide Pfizer with a worldwide, non-exclusive license for the use of certain ZFP Nuclease (ZFNs) reagents to permanently eliminate the Glutamine Synthetase (GS) gene in Chinese Hamster Ovary (CHO) cell lines and for the use of these ZFN-modified cells for clinical and commercial production of therapeutic proteins. Under the terms of this agreement we received a one time payment of $3.0 million from Pfizer for a fully paid commercial license.

Revenues under the Pfizer agreements were $325,000, $3.0 million, and $96,000 in 2009, 2008 and 2007, respectively. Related costs and expenses incurred under the Pfizer agreements were $0, $66,000 and $358,000 in 2009, 2008 and 2007, respectively.

In April 2007, we entered into a research and license agreement with Genentech, Inc. pursuant to which we provide Genentech with access to our proprietary ZFN technology for use in mammalian cell-based protein pharmaceutical production. Under the research and license agreement, we developed and delivered to Genentech ZFNs capable of making certain targeted modifications to the genome of an identified Genentech cell line to generate cell lines with novel characteristics for protein pharmaceuticals. In the research and license agreement, we granted Genentech a non-exclusive, worldwide, sublicensable right to use our ZFNs to generate cell lines with novel characteristics for protein pharmaceutical production purposes and to generate the same targeted modifications in the Genentech cell lines using our ZFN technology or any other technology that is covered by our ZFN-related intellectual property. Under the research and license agreement, to date Genentech has paid us a total of $1.2 million, which consists of an upfront fee, technology access fees and milestone payments for the achievement of research-based milestones. Genentech has continuing obligations to pay us an annual technology access fee and, for each product developed by Genentech containing a protein expressed by the modified cell line created using our ZFN technology, aggregate milestone payments of up to $5.4 million upon achievement of specified milestones relating to the development and commercialization of such products. We have retained the sole right, at our discretion, to enforce alleged infringements on our ZFP intellectual property; provided, however, that if we fail to abate such alleged infringements involving modifications to the genome of the identified Genentech cell line within a specified period of time, Genentech has the right to reduce the amount of the milestone payments until we abate such infringement or until there is a final determination regarding the infringement. The research and license agreement continues until the later of ten years or expiration of the last valid patent claim covering the products containing a protein expressed by the modified cell line generated using our ZFN technology or any other technology that is covered by our ZFN-related intellectual property. In addition, Genentech may terminate the research and license agreement upon thirty days written notice. Either party may terminate the agreement upon a material breach by the other party.

In February 2008, we entered into a second research and license agreement with Genentech, which expanded the relationship established in the April 2007 research and license agreement by increasing the number of potential targets in the genome of the identified Genentech cell line against which Genentech may use or apply our ZFN technology in mammalian cell-based protein pharmaceutical production. With respect to each potential target identified by Genentech, Genentech will pay us an up-front fee, an annual on-going technology access fee, and milestone payments upon achievement of specified milestones relating to the construction and delivery of ZFNs. In addition, for each product developed by Genentech containing a protein expressed by a modified cell line using our ZFN technology, Genentech will make aggregate milestone payments of up to $5.4 million upon the achievement of specified milestones relating to the development and commercialization of such products. Under the second license and research agreement, to date Genentech has paid us $275,000 for an up-front fee, annual technology access fees and the achievement of research-based milestones. We have retained the sole right, at our discretion, to enforce alleged infringements on our ZFP intellectual property; provided, however, that if we fail to abate such alleged infringements involving the modifications to the genome of the identified Genentech cell line relating to the second research and license agreement within a specified period of time, Genentech has the right to reduce the amount of the milestone payments until we abate such infringement or until there is a final determination regarding the infringement. The second research and license agreement continues until the later of ten years or expiration of the last valid patent claim covering the products containing a protein expressed by the modified cell line generated using our ZFN technology or any other technology that is covered by our ZFN-related intellectual property. In addition, Genentech may terminate at any time any research plan or license relating to a designated target. Either party may terminate the agreement upon a material breach by the other party.

In addition, pursuant to a license agreement between Sangamo and Sigma, effective as of July 10, 2007, Sigma has the exclusive right to offer certain services to Genentech involving Sangamo’s ZFN technology that are covered under the second research and license agreement. Notwithstanding such exclusive right, Sigma has agreed to permit Sangamo to directly offer the ZFN-related services to Genentech under the second research and license agreement, and in exchange we have and will continue to share with Sigma certain payments made to us under the second research and license agreement. Revenues attributable to collaborative research and development performed under the Genentech agreement were $517,000, $389,000 and $283,000 during 2009, 2008 and 2007, respectively. Related costs and expenses performed under the Genentech agreement were $195,000, $147,000 and $82,000 during 2009, 2008 and 2007, respectively.

There can be no assurance that Genentech will succeed in the development of commercially viable products under these research and license agreements or succeed in achieving any of the specified milestones. To the extent Genentech does not succeed in developing a commercially viable product or if Genentech fails to achieve any of the milestones, our revenues and benefits under these research and license agreements will be limited.

Transgenic Animals

In April 2008, we entered into a license agreement with Open Monoclonal Technology, Inc. (“OMT”), pursuant to which we granted a royalty-bearing, non-exclusive, sublicensable worldwide license to OMT for the commercial use of a transgenic animal generated using our ZFN technology. In addition, we have agreed not to transfer ZFNs to third parties for commercial uses similar to OMT’s intended use under the Agreement. In consideration of the license and rights granted to OMT, OMT paid us an upfront license fee, and will pay us for each product created or developed through use of Sangamo’s ZFN technology aggregate milestone payments of up to $850,000 upon the achievement of certain specified clinical development milestones, a small percentage royalty on sales of any product developed using Sangamo’s ZFN technology and a low single-digit percentage share of payments received by OMT from sublicensees. For any given OMT product, OMT has the right to buy out its future royalty payment obligations under the license agreement by paying a lump sum fee to us. To date, OMT has paid us $250,000 under the license agreement. We have retained the sole right, at our discretion, to take appropriate actions against persons infringing on our transgenic animal related intellectual property. The license agreement shall continue in effect until neither OMT nor we have any further payment obligations. OMT may terminate the license agreement at any time. Either party may terminate the agreement upon a material breach by the other party.

In July 2008, we entered into a research and license agreement with F. Hoffmann-La Roche Ltd and Hoffmann-La Roche Inc. (collectively, “Roche”), pursuant to which we provided Roche with access to aspects of our proprietary ZFN technology. During an initial research term, Roche had the right to use ZFNs provided by us to generate ZFN-modified cell lines and animals having targeted modifications in a specified gene in a specified species, solely for research purposes. In December 2009, pursuant to the research and license agreement Roche exercised an option to receive an exclusive, worldwide license to use such animals in the production of therapeutic and diagnostic products. This exclusive commercial license shall continue, on a country-by-country and product-by-product basis, until the later of 10 years after the first commercial sale in such country or the expiration of the last valid patent claim covering such product. We have agreed not to transfer or license to third parties the specific ZFNs provided to Roche under the research and license agreement, or derivatives of such ZFNs.

Under the research and license agreement, to date Roche has paid us $550,000 for research milestone payments, quarterly maintenance research fees and an option license fee. Roche has agreed to pay us an additional research fee upon the delivery of the ZFN specified in the research and license agreement, a quarterly ongoing research maintenance fee during the research term and milestone payments upon the achievement of certain clinical development milestones relating to products produced under such commercial license, and low-single digit royalties on sales of such products. The aggregate milestone payments for therapeutic products will not exceed $5.75 million, but the diagnostics milestone payments are not similarly capped. Under the research and license agreement, on a product-by-product basis, Roche has the right to buy out its future royalty payment obligations by paying specified fixed amounts. Roche has the right to terminate this research and license agreement in its entirety or in part (on a country and product basis) upon thirty days advance written notice. Either party may terminate the agreement upon a material breach by the other party.

Pursuant to the July 2007 License Agreement between Sigma and Sangamo, Sigma has the exclusive right to offer certain services involving Sangamo’s ZFN technology that are covered under the research and license agreements with Roche and OMT. Notwithstanding this exclusive right, Sigma has agreed that we may directly offer the ZFN-related services to Roche and OMT under the research and license agreement and in return we have and will continue to share with Sigma certain payments made to us under the research and license agreement. Revenues recognized under the Roche and OMT agreements, net of payments made to Sigma, are included in royalty revenues attributable to the Sigma agreement, as described above.

Funding from Research Foundations

The Juvenile Diabetes Research Foundation International

In October 2006, we announced a partnership with the Juvenile Diabetes Research Foundation International (JDRF) to provide financial support to one of our Phase 2 human clinical studies (SB-509-601) of SB-509, a ZFP Therapeutic that is in development for the treatment of diabetic neuropathy. Under the agreement with JDRF and subject to its terms and conditions, including the Company’s achievement of certain milestones associated with the Company’s Phase 2 clinical trial (SB-509-601) of SB-509 for the treatment of mild to moderate diabetic neuropathy, JDRF was obligated to pay the Company an aggregate amount of up to $3.0 million. Through December 31, 2009, we have received $3.0 million. After the first commercial launch of SB-509 in a major market, JDRF has the right to receive, subject to certain limitations, annual payments from Sangamo, until such time when the total amount paid to JDRF, including payments made on account of certain licensing arrangements, equals three times the amount received by us from JDRF.

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

In January 2010, we renewed our partnership with JDRF. Under the amended agreement, JDRF will provide an additional amount of up to $3.0 million in funding for our Phase 2b trial in diabetic neuropathy (SB-509-901) based on achievement of certain milestones associated with the Phase 2b trial.

Revenues attributable to research and development activities performed under the JDRF partnership were $500,000, $1.0 million and $1.5 million in 2009, 2008 and 2007, respectively. Related costs and expenses incurred during 2009, 2008 and 2007 were $1.0 million, $3.9 million and $4.7 million, respectively.

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

Revenues attributable to research and development performed under the MJFF partnership were $0, $553,000 and $397,000 during 2009, 2008 and 2007, respectively. Related costs and expenses incurred under the MJFF partnership were $0, $903,000 and $397,000 during 2009, 2008 and 2007.

The Bill and Melinda Gates Foundation

In May 2009, Sangamo announced that it had been awarded a Grand Challenges Explorations Grant of $100,000 by the Bill and Melinda Gates Foundation (“Gates Foundation”) to support research into the use of Sangamo’s ZFNs to develop an in vivo treatment of HIV/AIDS. Under the terms of the agreement, the Gates Foundation will pay Sangamo the award based on reimbursement of qualified expenses incurred by Sangamo.

Revenues attributable to research and development performed under the grant were $100,000 during 2009. Related costs and expenses incurred under the grant were $133,000 during 2009.

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

Technology Licenses

We have licensed intellectual property directed to the design, selection, and use of ZFPs, ZFP TFs and ZFNs for gene regulation and modification from the Massachusetts Institute of Technology, Johnson & Johnson, The Scripps Research Institute , The Johns Hopkins University, Harvard University, the Medical Research Council, the California Institute of Technology, City of Hope, and the University of Utah. These licenses grant us rights to make, use, and sell ZFPs, ZFP TFs, and ZFNs under 15 families of patent filings. As of February 1, 2010, these patent filings have resulted in 20 issued U.S. patents and 23 granted foreign patents, with 6 currently pending U.S. patent applications and 35 pending applications in foreign patent offices.

We believe that these in-licensed patents and patent applications include several of the early and important patent filings directed at the design, selection, composition and use of ZFPs, ZFP TFs and ZFNs, particularly the agreements with Johns Hopkins University, the Massachusetts Institute of Technology, Johnson & Johnson and The Scripps Research Institute.

Johns Hopkins University

We entered into a license agreement with the Johns Hopkins University on June 29, 1995, as subsequently amended, whereby Johns Hopkins University granted us a worldwide exclusive license to technology and patents relating to nuclease and gene targeting technology for all fields of use, including the right to sublicense. Under the license agreement, we are obligated to pay low single-digit royalties on licensed product sales, a low single-digit percentage of license fees received from sublicensees and a high single-digit or low teens percentage of sublicense royalties received from sublicensees for sales of products. We are subject to an annual minimum royalty, which we currently pay. The license agreement expires upon the expiration of the last patent covered by the license agreement. Based on currently issued patents, the license agreement will terminate on approximately February 10, 2014. Johns Hopkins University may terminate the license agreement upon a material default by us that remains uncured following written notice. We may terminate the license agreement at any time upon six months’ written notice.

Massachusetts Institute of Technology

We entered into a patent license agreement with the Massachusetts Institute of Technology, or MIT, on May 9, 1996, as subsequently amended, whereby Massachusetts Institute of Technology granted us a worldwide exclusive license to technology and patents relating to the design, selection and use of ZFPs for all fields of use, including the right to sublicense. Under the patent license agreement, we are obligated to pay an annual license fee, low single-digit royalties of product sales, an up-front sublicense and annual sublicense fees, a percentage of its sublicense revenues, and milestone payments upon achievement of certain commercial development milestones. The aggregate milestone payments under the patent license agreement are $450,000, of which $150,000 has been paid. The patent license agreement expires upon the expiration of the last patent covered by the patent license agreement. Based on currently issued patents and currently filed patent applications, the patent license agreement will terminate on or about September 13, 2022. MIT may terminate the license agreement upon a material default by us that remains uncured following written notice. We may terminate the license agreement at any time upon six months’ written notice.

Johnson & Johnson

We entered into a sublicense agreement with Johnson & Johnson on May 9, 1996, whereby Johnson & Johnson granted us a worldwide exclusive sublicense to technology and patents for the research, development and commercialization of human and animal therapeutic and diagnostic products using engineered ZFPs, including the right to sublicense. These patents were originally exclusively licensed by Johnson & Johnson from The Scripps Research Institute. Under the sublicense agreement, we will pay low single-digit royalty payments based upon sales of license products by us or our sublicensees and a milestone payment upon the achievement of a commercial development milestone. The sublicense agreement expires upon the expiration of the last patent covered by the sublicense agreement. Based on currently issued patents and currently filed patent applications, the sublicense agreement will terminate on or about June 5, 2018. Johnson & Johnson has the right to terminate the sublicense agreement upon a breach or default by us that remains uncured following written notice of such default. We may terminate the sublicense agreement at any time upon sixty days’ written notice.

The Scripps Research Institute

We entered into a license agreement with The Scripps Research Institute on March 14, 2000, as subsequently amended, whereby The Scripps Research Institute granted us a worldwide exclusive license to technology and patents for the research, development and commercialization of products and services using engineered ZFPs, excluding the use of these engineered ZFPs in plant agriculture, therapeutics and diagnostics. Under the license agreement, we are required to pay a low-single digit royalty on sales of licensed products by us and our sublicensees, subject to an annual minimum. The license agreement expires upon the expiration of the last patent covered by the license agreement. Based on currently issued patents and currently filed patent applications, the license agreement will terminate on or about June 5, 2018. Each party may terminate the license agreement upon a material default by the other party that remains uncured following written notice.

Sangamo Intellectual Property

In addition to our in-licensed patent portfolio, as of February 1, 2010, we had 81 families of Sangamo-owned or co-owned patent filings, including 56 issued U.S. patents, 158 granted foreign patents, 84 pending U.S. patent applications and 186 pending foreign patent applications. These patent filings are directed to the design, composition, and use of ZFPs, ZFP TFs, and ZFNs. The earliest patents in our portfolio are set to begin expiring in 2015, with the majority of our currently issued patents expiring between 2019 and 2021. However, these patents in our estate may be subject to Patent Term Adjustment (due to delays in patent prosecution by the USPTO), Patent Term Extension (due to review of a patented product by a regulatory agency) or terminal disclaimer. Additionally, patents that may be issued from our pending applications will extend the patent exclusivity of our patent estate. Accordingly, all dates given above for patent expirations are estimates.

In the aggregate, we believe that our licensed patents and patent applications, as well as the issued Sangamo patents and pending Sangamo patent applications, will provide us with a substantial proprietary position in our commercial development of ZFP technology. In this regard, patents issued to us, applied for by us, or exclusively and non-exclusively licensed to us, cover the following types of inventions, processes and products:

•

ZFP and ZFN design, engineering and compositions: includes DNA target site selection and zinc finger binding domain design, target site arrays, ZFP libraries (see newly issued US7,491,531 and US2007-0009948 for which we have recently received a Notice of Allowance), databases and methods of construction, as well as methods to increase zinc finger binding specificity, linker designs, and methods of making modified plant zinc finger proteins;

•

ZFP targeted regulation of endogenous genes: methods relating to activation and inhibition of endogenous cellular genes (see newly issued US7,585,849), modulation of ZFP-regulated gene expression by small molecules, identification of accessible regions within chromatin, regulation of tocopherol synthesis in plants, regulation of endogenous plant genes (see newly issued US7,521,241 and US2007-0065931, for which we have recently received a Notice of Allowance);

•

ZFP Therapeutics: Treatment of virally or microbially infected cells, cancer therapeutics such as methods to alter tumor growth, activation of endogenous PEDF for treatment of head and neck cancer (see US2008-0187523, for which we have recently received a Notice of Allowance), glioblastoma, prostate cancer and pancreatic cancer, regulation of angiogenesis (including newly issued US7,605,149 and US7,560,440), treatments for ischemic conditions, neuropathic pain, crushed nerves, Parkinson’s disease, chronic pain, diabetic neuropathy, peripheral vascular disease, ocular neovasculariztion including age-related macular degeneration (AMD), diabetic retinopathy (DR) and retinopathy of prematurity, modulation of cardiac contractility (see newly issued US7,534,775) and methods to regulate the glucocorticoid receptor;

•	ZFN Therapeutics: Treatments for HIV, sickle cell anemia, and X-linked severe combined immunodeficiency (SCID);

•

ZFP Enabling Technologies: Methods for linking genes and phenotypes, identification of genes, analysis of gene regulation, structure and biological function, methods of agricultural biotechnology, methods of altering cellular differentiation state, and methods of introducing exogenous nucleic acids of interest into a safe harbor locus (see application US2008-0299580);

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

Although we have filed for patents on some aspects of our technology, we cannot provide assurances that patents will be issued as a result of these pending applications or that any patent that has been or may be issued will be upheld. The laws of some foreign countries may not protect our proprietary rights to the same extent as do the laws of the United States. One of our foreign patents, which forms the basis for five European Regional

Phase patents, has been revoked as a result of an opposition by a third party. Our licensor, The Johns Hopkins University, appealed the revocation but in April 2007, the European Technical Board of Appeal released its decision dismissing the appeal. As of February 1, 2010, US patent number US6,265,196, licensed to Sangamo from The Johns Hopkins University, was undergoing re-examination. In addition in 2008, US5,792,640, also licensed from Johns Hopkins University, completed a first re-examination process and a re-exam certificate was issued on September 9, 2008. However, a second re-exam proceeding was ordered on November 4, 2008. We do not know what the outcome of these two re-examination processes will be. In the future, third parties may assert patent, copyright, trademark, and other intellectual property rights to technologies that are important to our business. Any claims asserting that our products infringe or may infringe proprietary rights of third parties, if determined adversely to us, could significantly harm our business. See “Risk Factors—Because it is difficult and costly to protect our proprietary rights, and third parties have filed patent applications that are similar to ours, we cannot ensure the proprietary protection of our technologies and products.”

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

COMPETITION

We, and our licensed partners, are the leaders in the research, development, and commercialization of DNA binding proteins for the regulation of gene expression and gene modification. We are aware of several companies focused on other methods for regulating gene expression and a limited number of commercial and academic groups pursuing the development of ZFP gene regulation and gene modification technology. The field of applied gene regulation and gene modification is highly competitive and we expect competition to persist and intensify in the future from a number of different sources, including pharmaceutical, agricultural, and biotechnology companies; academic and research institutions; and government agencies that will seek to develop ZFPs as well as technologies that will compete with our ZFP technology platform.

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

Although we are in the clinical development phase of operations and have no current therapeutic product sales, we believe the following companies, products and/or technologies may potentially be competitive with our technology or our products under development:

•

Small molecules in development from both in-house drug discovery programs of pharmaceutical companies such as Eli Lilly and Company, Merck & Co., Inc. and Pfizer, Inc. as well as from biotechnology companies with expertise and capabilities in small molecule discovery and development such as Exelixis Inc. and Millennium Pharmaceuticals, Inc.

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

•

Gene therapy companies developing gene-based products in clinical trials. None of these products have yet been approved. Our competitors in this category may include Amsterdam Molecular Therapeutics, GenVec Inc. and VIRxSYS Corporation.

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

•	Nuclease technologies. Cellectis SA and Precision BioSciences, Inc. are developing meganucleases to accomplish gene modification.

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

Before commencing clinical investigations in humans in the U.S., we must carry out preclinical testing. In addition, our proposed clinical studies require review from the Recombinant DNA Advisory Committee (RAC), which is the advisory board to the National Institutes of Health (NIH), focusing on clinical trials involving gene transfer. We typically submit a proposed clinical protocol and other product-related information to the RAC three to six months prior to the expected IND application filing date.

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

We filed a Phase 1 clinical protocol for review by the RAC in the fourth quarter of 2004, an IND application in January 2005, and Phase 2 protocols for review by the FDA in 2006 and 2007 for our first product candidate, SB-509, for the potential treatment of diabetic neuropathy. In addition, in 2008 we filed an IND application for SB-509 for the treatment of ALS. We have also filed Phase 1 clinical protocols for review by the RAC for our HIV (SB-728-T) and glioblastoma programs (SB-313). Both of these program protocols received unanimous approval from this committee. In December 2008 and August 2009, we filed IND applications for SB-728-T for the treatment of HIV/AIDS and in February and October 2009, initiated Phase 1 clinical trials of this ZFP Therapeutic in subjects infected with HIV.

We have completed Phase 2 clinical trials (SB-509-601 and SB-509-703) and have another ongoing Phase 2 clinical trial (SB-509-701) and a Phase 2b trial (SB-509-901) in subjects with diabetic neuropathy. Additionally, we have an ongoing Phase 2 clinical trial in subjects with ALS (SB-509-801). Although our lead therapeutic candidate, SB-509, has shown a favorable safety profile to date through Phase 1 and Phase 2 testing, there can be no assurances that such a therapy will be tolerated after prolonged dosing or that clinical efficacy or safety of the product will be demonstrated in later stage testing.

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

RESEARCH AND DEVELOPMENT EXPENSES

Research and development expenses consist primarily of salaries and personnel related expenses, stock-based compensation expense, laboratory supplies, pre-clinical and clinical studies, manufacturing costs, allocated facilities costs, subcontracted research expenses and expenses for trademark registration and technology licenses. Costs to acquire technologies that are utilized in research and development and that have no alternative future use are expensed as incurred. Research and development expenses were $29.0 million, $31.2 million, and $25.6 million, for 2009, 2008 and 2007, respectively. We believe that continued investment in research and development is critical to attaining our strategic objectives. We expect these expenses will increase as we continue to focus on development of ZFP Therapeutics. Specifically, in order to develop ZFPs as commercially relevant therapeutics, we expect to expend additional resources on manufacturing, regulatory affairs and clinical research.

EMPLOYEES

As of February 1, 2010, we had 74 full-time employees, all of whom are located in Richmond, California. None of our employees are represented by a collective bargaining organization or covered by a collective bargaining agreement, nor have we experienced work stoppages. We believe that our relations with our employees are good.

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

ITEM 1A – RISK FACTORS

This Form 10-K contains forward-looking information based on our current expectations. Because our actual results may differ materially from any forward-looking statements made by or on behalf of Sangamo, this section includes a discussion of important factors that could affect our actual future results, including, but not limited to, our revenues, expenses, net loss and loss per share.

Risks Relating to Development, Commercialization and Regulatory Approval of our Products and Technology

ZFP Therapeutics have undergone limited testing in humans and our ZFP Therapeutics may fail safety studies in clinical trials.

We have initiated and completed enrollment of a Phase 1 study and several Phase 2 clinical trials of our lead ZFP Therapeutic, SB-509, for diabetic neuropathy and ALS and the drug has been well tolerated. However, if our lead ZFP Therapeutic fails one of its safety studies, it could reduce our ability to attract new investors and corporate partners. In January 2005, we filed an IND application with the FDA for SB-509, a ZFP TF activator of VEGF-A, for the treatment of mild to moderate diabetic neuropathy. We completed enrollment and treatment of a Phase 1, single blind, single dose, dose-escalation trial to measure the laboratory and clinical safety of SB-509. We have completed enrollment and treatment of repeat-dosing Phase 2 clinical trials (SB-509-601 and SB-509-703) and have other related Phase 2 trials ongoing for this indication a Phase 2 trial (SB-509-701) and a Phase 2b trial (SB-509-901). We also have initiated a Phase 2 clinical trial (SB-509-801) to evaluate SB-509 for the treatment of ALS. A significant number of the trial subjects have received more than one dose of SB-509 during the course of these Phase 2 studies. In addition, Phase 1 clinical trials of an identical ZFP TF have been carried out in subjects with peripheral artery disease. In December 2008, in collaboration with scientists at the University of Pennsylvania, an IND application was filed for a Phase 1 trial of our CCR5 ZFN-based therapeutic, SB-728-T, for treatment of HIV/AIDS. This trial began enrolling subjects in February 2009 at the University of Pennsylvania. In September 2009, we announced FDA’s review and acceptance of our IND application to initiate an open-label, repeat-dosing Phase 1 clinical trial of SB-728-T and have initiated this second trial (SB-728-T-902). Both Phase 1 studies are designed primarily to evaluate the safety and tolerability of this ZFP Therapeutic approach. Finally, in January 2010 we announced the successful review by the FDA of an IND for a Phase 1 trial to evaluate a ZFN-based Therapeutic for glioblastoma, a type of brain cancer, at COH. These early studies of a ZFP Therapeutic are a highly visible test of our ZFP Therapeutic approach. Since we have increased our focus on ZFP Therapeutic research and development, investors will increasingly assess the value of our technology based on the continued progress of ZFP Therapeutic products into and through clinical trials. If clinical trials of our lead therapeutic were halted due to safety concerns, this would negatively affect our operations and the value of our stock.

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

Our first Phase 2 clinical trial (SB-509-601) for safety and efficacy in subjects with diabetic neuropathy enrolled 110 patients, and top-line data from this study were presented in November 2008. While these results demonstrated that the drug was well-tolerated in a repeat-dose setting, no differences were observed in neurologic end-points between the SB-509 and placebo-treated subjects. Subsequently we have performed subgroup analyses of these data which suggest that positive and clinically relevant effects of the drug are more clearly demonstrated in subjects with a certain severity of disease. However, there is no assurance that clinical efficacy of SB-509 can be demonstrated at later stages of testing.

We have limited experience in conducting clinical trials.

Our ZFP Therapeutics may fail to show the desired safety and efficacy in initial clinical trials. We have completed a Phase 1 trial and several Phase 2 clinical trials and have ongoing Phase 2 and Phase 2b trials of our ZFP Therapeutic for diabetic neuropathy. We have an additional Phase 2 trial of this drug for ALS and have two ongoing Phase 1 trials of a ZFP Therapeutic for HIV/AIDS and a Phase 1 trial for glioblastoma. However, the FDA will require additional clinical testing which involves significantly greater resources, commitments and expertise that may require us to enter into a collaborative relationship with a pharmaceutical company that could assume responsibility for late-stage development and commercialization. We have limited experience in conducting clinical trials and may not possess the necessary resources and expertise to complete such trials, and there is no guarantee that we will be able to enter into collaborative relationships with third parties that can provide us with the funding and expertise for such trials.

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

Our proprietary research programs consist of research which is funded solely by the Company and in which the Company retains exclusive rights to therapeutic products generated by such research. This is in contrast to certain of our research programs that may be funded by corporate partners and in which we may share rights to any resulting products. We have conducted proprietary research since inception. However, in the past several years, our strategy has shifted toward placing greater emphasis on proprietary research and therapeutic development and we expect this trend will continue in 2010 as we continue to prosecute our Phase 1 and Phase 2 clinical trials and bring new ZFP Therapeutics into clinical trials. Conducting proprietary research programs may not generate corresponding revenue and may create conflicts with our collaborators or strategic partners over rights to our intellectual property with respect to our proprietary research activities. Any conflict with our collaborators or strategic partners could reduce our ability to enter into future collaborations or strategic partnering agreements and negatively impact our relationship with existing collaborators and strategic partners which could reduce our revenue and delay or terminate our product development. The implementation of this strategy will involve substantially greater business risks, the expenditure of significantly greater funds than our historic research activities and will require substantial commitments of time from our management and staff.

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

Any products that we or our collaborators or strategic partners develop by using our ZFP technology platform will enter into highly competitive markets. Even if we are able to generate ZFP Therapeutics that are safe and effective for their intended use, competing technologies may prove to be more effective or less expensive, which, to the extent these competing technologies achieve market acceptance, will limit our revenue opportunities. In some cases, competing technologies have proven to be satisfactorily effective and less expensive, as has been the case with technologies competitive with our Enabling Technology applications. Competing technologies may include other methods of regulating gene expression or modifying genes. ZFP TFs and ZFNs have broad application in the life sciences industry and compete with a broad array of new technologies and approaches being applied to genetic research by many companies. Competing proprietary technologies with our product development focus include:

•	For ZFP Therapeutics:

•	small molecule drugs;

•	monoclonal antibodies;

•	recombinant proteins;

•	gene therapy/cDNAs;

•	antisense; and

•	siRNA and microRNA approaches

•	For our Enabling Technology Applications:

•	For protein production: gene amplification, meganucleases, insulator technology, mini-chromosomes;

•	For target validation: antisense, siRNA;

•	For plant agriculture: recombination approaches, mutagenesis approaches, meganucleases, mini-chromosomes; and

•	For transgenic animals: somatic nuclear transfer, embryonic stem cell and transposase technologies

In addition to possessing competing technologies, our competitors include pharmaceutical and biotechnology companies with:

•	substantially greater capital resources than ours;

•	larger research and development staffs and facilities than ours; and

•	greater experience in product development and in obtaining regulatory approvals and patent protection.

These organizations also compete with us to:

•	attract qualified personnel;

•	attract parties for acquisitions, joint ventures or other collaborations; and

•	license the proprietary technologies of academic and research institutions that are competitive with our technology, which may preclude us from pursuing similar opportunities.

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

We have generated operating losses since we began operations in 1995. The extent of our future losses and the timing of profitability are uncertain, and we expect to incur losses for the foreseeable future. We have been engaged in developing our ZFP TF technology since inception, which has and will continue to require significant research and development expenditures. In October 2009, we completed an underwritten public offering of 3,000,000 shares of our common stock at a public offering price of $7.20 per share resulting in net proceeds to us of approximately $20.9 million. Also in October 2009, we entered into an expansion of our license agreement with Sigma-Aldrich Corporation (“Sigma”) and a related stock purchase agreement under which we sold to Sigma 636,133 shares of our common stock valued at $4.9 million. In July 2007, we completed a registered direct offering to institutional investors for a total of 3,278,689 shares of common stock, at a price of $9.15 per share, resulting in net proceeds to us of $28.0 million. Also in July 2007, we entered into a license agreement and a related stock purchase agreement with Sigma under which we sold to Sigma 1.0 million shares of Sangamo’s common stock valued at $8.55 million. In June 2006, in an underwritten public offering and pursuant to an effective registration statement, we sold 3,100,000 shares of common stock at a public offering price of $6.75 per share, resulting in net proceeds of approximately $20.2 million. In November 2005, we completed a registered direct offering to institutional and strategic investors for a total of 5,080,000 shares of common stock at a price of $3.85 per share to the investors, resulting in net proceeds to Sangamo of approximately $18.2 million. To date, we have generated all other funding from revenues derived from strategic partnering agreements, Enabling Technology collaborations, federal government research grants and grants awarded by research foundations. As of December 31, 2009, we had an accumulated deficit of $192.6 million. Losses will increase as we expand and extend our research and development activities into human therapeutic product development. If the time required to generate significant product revenues and achieve profitability is longer than we currently anticipate or if we are unable to generate liquidity through equity financing or other sources of funding, we may not be able to sustain our operations.

We may be unable to raise additional capital, which would harm our ability to develop our technology and products.

We have incurred significant operating losses and negative operating cash flows since inception and have not achieved profitability. We expect capital outlays and operating expenditures to increase over the next several years as we expand our infrastructure and research and ZFP Therapeutic product development activities. While we believe our financial resources will be adequate to sustain our current operations at least through 2011, we may need to seek additional sources of capital through equity or debt financing. In the past year, the credit markets have experienced significant upheaval, while the equity market has demonstrated a high degree of volatility. As a result, we believe that the difficulty of an emerging biotechnology company raising capital through equity or debt financing has increased significantly. We do not know when, or if, the prospects for an emerging biotechnology company to raise capital will improve. In addition, as we focus our efforts on proprietary human therapeutics, we will need to seek FDA approval of potential products, a process that could cost in excess of $100 million per product. We cannot be certain that we will be able to obtain financing on terms acceptable to us, or at all. If adequate funds are not available, our business and our ability to develop our technology and ZFP Therapeutic products would be harmed.

We are at the development phase of operations and may not succeed or become profitable.

We began operations in 1995 and are in the early phases of ZFP Therapeutic product development. We have incurred significant losses and our net losses for the past three years ended 2009, 2008 and 2007 were $18.6 million, $24.3 million and $21.5 million, respectively. To date, our revenues have been generated from strategic partners, Enabling Technology collaborations, and federal government and research foundation grants. Since 2005, we have placed significant emphasis on higher-value therapeutic product development and related strategic partnerships. This shift in emphasis has the potential to increase the return on investment to our stockholders by allocating capital resources to higher value, therapeutic product development activities. At the same time, it increases our financial risk by increasing expenses associated with product development. In addition, the preclinical or clinical failure of any single product, such as our Phase 2 clinical trials of SB-509, may have a significant effect on the actual or perceived value of our shares. Our business is subject to all of the risks inherent in the development of a new technology, which included the need to:

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

If we do not successfully commercialize ZFP-based research reagents, ZFP-modified cell lines for commercial protein production, or ZFP-engineered transgenic animals under our license agreement with Sigma-Aldrich Corporation or ZFP-based agricultural products with Dow AgroSciences, or if Sigma or Dow AgroSciences terminates our agreements, our ability to generate revenue under these license agreements may be limited.

In July 2007, we entered into a license agreement with Sigma to collaborate in the application and development of ZFP-based products for use in the laboratory research reagents markets. The agreement provides Sigma with access to Sangamo’s ZFP technology and the exclusive right to use Sangamo’s ZFP technology to develop and commercialize products for use as research reagents and to offer services in related research fields. This relationship was expanded in October 2009 when we amended our license agreement with Sigma to provide Sigma with the exclusive rights to develop and distribute ZFP-modified cell lines for commercial production of protein pharmaceuticals and, certain ZFP-engineered transgenic animals for commercial applications. In June 2008, following a research period, Dow AgroSciences (DAS) exercised its commercial license option under a license agreement with Sangamo relating to plant agriculture. This agreement provides DAS with the exclusive right to develop agricultural products using our ZFP technology in plant cells, plants, or plant cell cultures. Both companies also have the right to sublicense our technology in their respective areas. In addition to upfront payments, Sangamo may also receive additional license fees, shared sublicensing revenues, royalty payments and milestone payments depending on the success of the development and commercialization of the licensed products and services covered under both agreements. The commercial milestones and royalties are typically based upon net sales of licensed products.

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

If we do not successfully commercialize certain ZFP Therapeutic programs relating to diabetic neuropathy under our agreement with JDRF, they may have the right to continue to advance the program and we may lose control of the intellectual property generated in the collaboration and development of the product and may only receive a portion of the revenue generated if commercialization by JDRF is successful.

In October 2006, we entered into a Research, Development and Commercialization Agreement with JDRF. Under the agreement and subject to its terms and conditions, including our achievement of certain milestones associated with our Phase 2 clinical trial of SB-509 (SB-509-601) for the treatment of diabetic neuropathy, JDRF has paid us a total of $3.0 million through June 30, 2009. We are obligated to cover the costs of the Phase 2 trial that are not covered by JDRF’s grant. Our agreement with JDRF was amended in January 2010 to provide up to $3.0 million in additional funding for our Phase 2b clinical trial (SB-509-901) for the treatment of diabetic neuropathy.

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

We are a small company with 74 full-time employees as of February 1, 2010, and our success depends on our continued ability to attract, retain, and motivate highly qualified management and scientific personnel and our ability to develop and maintain important relationships with leading research and academic institutions and scientists. Competition for personnel and academic and other research collaborations is intense. The success of our technology development programs depends on our ability to attract and retain highly trained personnel. We have experienced a rate of employee turnover that we believe is typical of emerging biotechnology companies. If we lose the services of personnel with the necessary skills, it could significantly impede the achievement of our research and development objectives. We are not presently aware of any plans of specific employees to retire or otherwise leave the company. If we fail to negotiate additional acceptable collaborations with academic and other research institutions and scientists, or if our existing collaborations are unsuccessful, our ZFP Therapeutic development programs may be delayed or may not succeed.

Risks Relating to our Common Stock and Corporate Organization

Our stock price has been volatile and may continue to be volatile, which could result in substantial losses for investors.

During the quarter ended December 31, 2009, our common stock price ranged from a low of $5.04 to high of $8.09. During the past two years, our common stock price has fluctuated significantly, ranging from a low of $2.72 to a high of $9.03 during the year ended December 31, 2009, and a low of $1.95 to a high of $13.65 during the year ended December 31, 2008. The recent market instability caused by the turmoil in the financial industry has further contributed to the volatility of our stock price. Volatility in our common stock could cause stockholders to incur substantial losses. An active public market for our common stock may not be sustained, and the market price of our common stock may continue to be highly volatile. The market price of our common stock has fluctuated significantly in response to various factors, some of which are beyond our control, including but not limited to the following:

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

We have a relatively low volume of daily trades in our common stock on the Nasdaq Global Market. For example, the average daily trading volume in our common stock on the Nasdaq Global Market over the ten-day trading period prior to February 1, 2010 was 266,950 shares per day. Any large transactions in our common stock may be difficult to conduct and may cause significant fluctuations in the price of our common stock.

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

The interest of management could conflict with the interest of our other stockholders. Our executive officers and directors beneficially own, in the aggregate, approximately 9% of our outstanding common stock as of December 31, 2009. As a result, these stockholders, if they choose to act together, may have a material impact on all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This could have the effect of delaying or preventing a change of control of Sangamo, which in turn could reduce the market price of our stock.

ITEM 1B – UNRESOLVED STAFF COMMENTS

None.

ITEM 2 – PROPERTIES

We currently lease approximately 27,000 square feet of research and office space located at 501 Canal Boulevard in Richmond, California. The lease expires in August of 2014. We believe such facilities are sufficient for the foreseeable future.

ITEM 3 – LEGAL PROCEEDINGS

We are not a party to any material legal proceeding.

ITEM 4 – RESERVED

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

The high and low closing prices of our common stock for each quarterly period during the last two fiscal years as reported by the NASDAQ Global Market were as follows:

Common Stock

	Price
	High	Low
Year ended December 31, 2009
First Quarter	$5.15	$2.72
Second Quarter	$4.98	$3.51
Third Quarter	$9.03	$4.26
Fourth Quarter	$8.09	$5.04
Year ended December 31, 2008
First Quarter	$13.37	$8.83
Second Quarter	$13.65	$8.77
Third Quarter	$11.52	$6.91
Fourth Quarter	$8.04	$1.95

Holders

As of February 1, 2010, there were approximately 83 holders of record of Sangamo’s common stock. This number does not include “street name” or beneficial holders, whose shares are held of record by banks, brokers and other financial institutions.

Dividends

Sangamo has not paid dividends on its common stock, and currently does not plan to pay any cash dividends in the foreseeable future.

Stock Trading Plans

From time to time our directors, executive officers and other insiders, including Edward O. Lanphier II, President and CEO, have adopted stock trading plans pursuant to Rule 10b5-1 of the Securities Exchange Act of 1934, as amended, and made sales pursuant to such plans.

Stock Performance Graph

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

Selected Financial Data

	Year Ended December 31,
	2009	2008	2007	2006	2005
	(In thousands, except per share data)
Statement of Operations Data:
Total revenues	$22,187	$16,186	$9,098	$7,885	$2,484

Operating expenses:
Research and development	28,984	31,229	25,559	21,527	10,909
General and administrative	12,605	10,332	8,310	7,087	5,323

Total operating expenses	41,589	41,561	33,869	28,614	16,232

Loss from operations	(19,402)	(25,375)	(24,771)	(20,729)	(13,748)
Interest income, net	547	2,231	3,217	2,411	850
Other (expense)/income	268	(1,158)	74	454	(395)

Net loss	$(18,587)	$(24,302)	$(21,480)	$(17,864)	$(13,293)

Basic and diluted net loss per common share	$(0.44)	$(0.60)	$(0.58)	$(0.55)	$(0.51)

Shares used in computing basic and diluted net loss per common share	42,048	40,825	37,355	32,502	25,855

	As of December 31,
	2009	2008	2007	2006	2005
	(In thousands)
Balance Sheet Data:
Cash, cash equivalents, marketable securities, and interest receivable	$85,281	$65,025	$81,412	$53,975	$47,174
Working capital	70,116	54,221	72,437	49,856	41,668
Total assets	87,439	67,850	83,900	55,780	48,983
Accumulated deficit	(192,641)	(174,054)	(149,752)	(128,272)	(110,408)
Total stockholders’ equity	71,782	55,396	72,122	48,705	37,814

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

Overview

We were incorporated in June 1995. From our inception through December 31, 2009, our activities related primarily to establishing and operating a biotechnology research and development organization and developing relationships with our corporate collaborators. Our scientific and business development endeavors currently focus on the engineering of novel zinc finger DNA-binding proteins (ZFPs) for the regulation and modification of genes. We have incurred net losses since inception and expect to incur losses in the future as we continue our research and development activities. To date, we have funded our operations primarily through the issuance of equity securities, borrowings, payments from research grants and from corporate collaborators and strategic partners. As of December 31, 2009, we had an accumulated deficit of $192.6 million.

Our revenues have consisted primarily of revenues from our corporate partners for ZFP transcription factors (ZFP TFs) and ZFP nucleases (ZFNs), contractual payments from strategic partners for research programs and research milestones, and research grant funding. We expect revenues will continue to fluctuate from period to period and there can be no assurance that new collaborations or partner funding will continue beyond their initial terms.

In the development of our ZFP technology platform we have continued to place more emphasis internally on higher-value therapeutic product development and less on our Enabling Technology applications. We believe this shift in emphasis has the potential to increase the return on investment to our stockholders by allocating capital resources to higher value, therapeutic product development activities. At the same time, it may reduce our revenues over the next several years and subject us to higher financial risk by increasing expenses associated with product development. We have filed Investigational New Drug (IND) applications with the U.S. Food and Drug Administration (FDA) and have initiated several Phase 2 clinical trials and a Phase 2b trial of a ZFP Therapeutic in subjects with diabetic neuropathy and one Phase 2 clinical trial in subjects with ALS. We are also conducting two Phase 1 clinical trials to evaluate a ZFP Therapeutic for the treatment of HIV/AIDS and one Phase 1 study to evaluate a ZFP Therapeutic for the treatment of glioblastoma, a type of brain cancer. Development of novel therapeutic products is costly and is subject to a lengthy and uncertain regulatory process by the FDA. Our future products are gene-based therapeutics. Adverse events in both our own clinical program and other programs may have a negative impact on regulatory approval, the willingness of potential commercial partners to enter into agreements and the perception of the public.

Research and development expenses consist primarily of salaries and personnel related expenses, stock-based compensation expenses, laboratory supplies, pre-clinical and clinical studies, manufacturing expenses, allocated facilities expenses, subcontracted research expenses and expenses for trademark registration and technology licenses. Research and development costs incurred in connection with collaborator-funded activities are expensed as incurred. Costs to acquire technologies that are utilized in research and development and that have no alternative future use are expensed as incurred. We believe that continued investment in research and development is critical to attaining our strategic objectives. We expect these expenses will increase as we focus on development of ZFP Therapeutics. Additionally, in order to develop ZFP TFs and ZFNs as commercially relevant therapeutics, we expect to expend additional resources for expertise in the manufacturing, regulatory affairs and clinical research aspects of biotherapeutic development.

General and administrative expenses consist primarily of salaries and personnel related expenses for executive, finance and administrative personnel, stock-based compensation expenses, professional fees, allocated facilities expenses, patent prosecution expenses and other general corporate expenses. As we pursue commercial development of our therapeutic leads we expect the business aspects of the Company to become more complex. We may be required in the future to add personnel and incur additional costs related to the maturity of our business.

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

We recognize nonrefundable signing, license or non-exclusive option fees as revenue when rights to use the intellectual property related to the license have been delivered and over the term of the agreement if we have continuing performance obligations. We estimate the performance period at the inception of the arrangement and reevaluate it each reporting period. This reevaluation may shorten or lengthen the period over which the remaining revenue is recognized. Changes to these estimates are recorded on a prospective basis. We recognize milestone payments, which are subject to substantive contingencies, upon completion of specified milestones, which represents the culmination of an earnings process. Royalties are generally recognized as revenue upon the receipt of the related royalty payment. We recognize cost reimbursement revenue under collaborative agreements as the related research and development costs for services are rendered. Deferred revenue represents the portion of research or license payments received which have not been earned.

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

To estimate the value of an award, we use the Black-Scholes option pricing model. This model requires inputs such as expected life, expected volatility and risk-free interest rate. These inputs are subjective and generally require significant analysis and judgment to develop. While estimates of expected life and volatility are derived primarily from our historical data, the risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant commensurate with the expected life assumption. We review our valuation assumptions quarterly and, as a result, it is likely we will change our valuation assumptions used to value share based awards granted in future periods. Further, we are required to estimate forfeitures at the time of grant and revise those estimates in subsequent periods if actual forfeitures differ from those estimates. We use historical data to estimate pre-vesting option forfeitures and record stock-based compensation expense only for those awards that are expected to vest. If factors change and different assumptions are employed in determining the fair value of stock based awards, the stock based compensation expense recorded in future periods may differ significantly from what was recorded in the current period.

Results of Operations

Years Ended December 31, 2009, 2008 and 2007

Revenues

	Year Ended December 31,
	2009	2008	Change	% Change	2008	2007	Change	% Change
	(In thousands, except percentage values)
Revenues:
Collaboration agreements	$21,553	$14,492	$7,061	49%	$14,492	$6,781	$7,711	114%
Research grants	634	1,694	(1,060)	(63)%	1,694	2,317	(623)	(27)%

Total revenues	$22,187	$16,186	$6,001	37%	$16,186	$9,098	$7,088	78%

Total revenues consisted of revenues from collaboration agreements, strategic partnerships and research grants. We anticipate revenues over the next several years will primarily be related to our research license and commercial option agreement with Dow AgroSciences LLC (“DAS”), a wholly owned indirect subsidiary of Dow Chemical Corporation and our research and commercial license agreements with Sigma-Aldrich Corporation (“Sigma”).

Revenues from our corporate collaboration and strategic partnering agreements were $21.6 million in 2009, compared to $14.5 million in 2008 and $6.8 million in 2007. The increase in 2009 from 2008 was primarily attributable to increased revenues of $7.8 million in connection with our license agreements with Sigma and increased revenues of $1.4 million in connection with our agreement with DAS, partially offset by decreased revenues of $2.7 million in connection with our research and commercial license agreements with Pfizer Inc. (“Pfizer”). The increase in 2008 from 2007 was attributable to increased revenues of approximately $2.9 million in connection with our research and commercial license agreements with Pfizer, increased revenues of $2.6 million in connection with our laboratory research reagents license agreement with Sigma, increased revenues of $2.1 million in connection with our research license and commercial option agreement with DAS and increased revenues of $106,000 in connection with our research and license agreement with Genentech, Inc.

Research grant revenues were $634,000 in 2009, $1.7 million in 2008 and $2.3 million in 2007. The decrease in 2009 from 2008 was primarily attributable to decreased revenues of $500,000 related to our grant with the Juvenile Diabetes Research Foundation International (“JDRF”) and decreased revenues of $553,000 related to our grant with the Michael J. Fox Foundation for Parkinson’s Research (“MJFF”). The decrease in 2008 from 2007 was primarily attributable to decreased revenues of $500,000 related to our grant with JDRF, $318,000 in connection with our Advanced Technology Program (“ATP”) grant awarded by the National Institute of Standards and Technology and $43,000 related to our Cystic Fibrosis grant awarded by the Cystic Fibrosis Foundation. This was partially offset by increased revenues of $156,000 related to our grant with MJFF and $82,000 related to our grant with the Defense Advanced Research Projects Agency.

Operating Expenses

	Year Ended December 31,
	2009	2008	Change	% Change	2008	2007	Change	% Change
	(In thousands, except percentage values)
Operating expenses:
Research and development	$28,984	$31,229	$(2,245)	(7)%	$31,229	$25,559	$5,670	22%
General and administrative	12,605	10,332	2,273	22%	10,332	8,310	2,022	24%

Total operating expenses	$41,589	$41,561	$28	0%	$41,561	$33,869	$7,692	23%

Research and Development Expenses

Research and development expenses consist primarily of salaries and personnel related expenses, stock-based compensation expense, laboratory supplies, pre-clinical and clinical studies, manufacturing costs, allocated facilities expenses, subcontracted research expenses and expenses for trademark registration and technology licenses. We expect to continue to devote substantial resources to research and development in the future and expect research and development expenses to increase in the next several years if we are successful in advancing our ZFP Therapeutic product candidates into clinical trials. To the extent we collaborate with others with respect to clinical trials, increases in research and development expenses may be reduced or avoided.

Research and development expenses were $29.0 million in 2009, compared to $31.2 million in 2008 and $25.6 million in 2007. The decrease of $2.2 million in 2009 from 2008 was primarily due to decreased pre-clinical studies expenses of $2.6 million, primarily related to our HIV / AIDS and glioblastoma programs, and related decreases in consulting expenses of $662,000 and laboratory supplies expenses of $542,000. The decrease was partially offset primarily by increased salaries and personnel related expenses of $1.8 million, including increased stock based compensation expenses of $1.4 million. The increase in stock based compensation expenses was primarily due to a true-up of actual versus previously estimated forfeitures of stock option grants. The increase of $5.7 million in research and development expenses in 2008 from 2007 was primarily due to increased pre-clinical and clinical studies and manufacturing expenses of $3.0 million, primarily associated with our diabetic neuropathy program and increased salaries and personnel related expenses of $1.4 million, including increased stock-based compensation expenses of $1.3 million. The increase in stock-based compensation was due to increased grant activity, higher Black-Scholes value per share and lower estimated forfeitures. Consulting expenses increased by $972,000, primarily in support of our diabetic neuropathy program, and facility expenses increased by $510,000 primarily due to the Company leasing additional space. This was partially offset by decreased expenses related to licensing and external research of $271,000.

Our current research and development programs are focused on the advancement of our ZFP TF technology for several potential applications. Among these are ZFP Therapeutics for neurological disorders, HIV/AIDS, cancer and monogenic diseases, ZFP-engineered cell lines for protein production and generation of transgenic animals, and ZFP TFs and ZFNs for applications in agricultural biotechnology.

Below is a summary of our programs partially funded by collaborators and the development phase of the leading application:

Program	Collaborator	Stage
ZFP technology to modify the genomes or alter the protein expression of plant cells, plants, or plant cell cultures	Dow AgroSciences	Research/Marketing
ZFP technology for high value laboratory research reagents including ZFN-engineered cell lines for the manufacture of protein pharmaceuticals and generation of transgenic animals	Sigma-Aldrich Corporation	Research/Marketing

Below is a summary of our programs funded internally and the development stage of the leading application:

Program	Stage
ZFP Therapeutics	Research/Preclinical/Clinical

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

Prior to January 1, 2008, due to the early stage of our various internal research and development programs, we did not track associated expenses on a program-by-program basis. Since January 1, 2008, management has categorized research and development expenses by program. The table below shows research and development expenses for our two primary clinical development programs, SB-509 and SB-728-T, as well as expenses associated with all other projects in our research and development pipeline. Other projects consist primarily of numerous pre-clinical research projects and activity associated with various research collaborations.

	Year Ended December 31, (In millions)
Programs	2009	2008
SB-509	$9,677	$13,202
SB-728-T	4,705	3,985
Other research and development projects	14,602	14,042

Total research and development expenses	$28,984	$31,229

General and Administrative Expenses

General and administrative expenses consist primarily of salaries and personnel related expenses for executive, finance and administrative personnel, stock-based compensation expenses, professional fees, allocated facilities expenses, patent prosecution expenses and other general corporate expenses. As we pursue commercial development of our therapeutic leads, we expect the business aspects of the Company to become more complex. We may be required in the future to add personnel and incur additional costs related to the maturity of our business.

General and administrative expenses were $12.6 million in 2009, $10.3 million in 2008 and $8.3 million in 2007. The increase of $2.3 million in 2009 from 2008 was primarily due to increased salaries and personnel related expenses of $1.8 million, including increased stock based compensation of $1.3 million, as well as increased professional services expenses of $347,000. The increase in stock based compensation expenses was primarily due to a true-up of actual versus previously estimated forfeitures of stock option grants. The increase of $2.0 million in 2008 from 2007 was primarily due to increased salaries and personnel related expenses of $2.3 million, including increased stock-based compensation of $2.0 million, partially offset by decreased expenses related to professional services of $214,000. The increase in stock-based compensation was due to increased grant activity, higher Black-Scholes value per share and lower estimated forfeitures.

Interest income, net

	Year Ended December 31,
	2009	2008	Change	% Change	2008	2007	Change	% Change
	(In thousands, except percentage values)
Interest income, net	$547	$2,231	$(1,684)	(75)%	$2,231	$3,217	$(1,084)	(31)%

Interest income, net was $547,000 in 2009, compared to $2.2 million in 2008 and $3.2 million in 2007. The decrease in 2009 from 2008 was due to lower interest income earned of $1.7 million due primarily to lower interest rates. The decrease in 2008 from 2007 was primarily due to lower interest income earned of $1.1 million due to lower average investment balances and lower interest rates.

Other income/(expense)

	Year Ended December 31,
	2009	2008	Change	% Change	2008	2007	Change	% Change
	(In thousands, except percentage values)
Other income/(expense)	$268	$(1,158)	$1,426	1,231%	$(1,158)	$74	$(1,134)	(1,665)%

Other income/(expense) is primarily comprised of foreign currency remeasurement gains and losses related to the cash balance held by our wholly-owned UK subsidiary, Gendaq Limited. The income in 2009 compared to the expense in 2008 and the expense in 2008 compared to the income in 2007, are due to fluctuations in the value of the British pound relative to the U.S. dollar.

Liquidity and Capital Resources

Since inception, we have financed our operations primarily through the sale of equity securities, payments from corporate collaborators, research grants and financing activities such as a bank line of credit. As of December 31, 2009, we had cash, cash equivalents, investments and interest receivable totaling $85.3 million.

Net cash used in operating activities was $6.1 million in 2009, $17.3 million in 2008 and $16.1 million in 2007. In all periods, net cash used in operating activities was primarily due to funding of net operating losses. During 2009, the use of cash related to our net operating loss of $18.6 million was partially offset by net non-cash charges of $9.1 million and changes in operating assets and liabilities of $3.4 million. Non-cash charges primarily include $8.5 million related to stock-based compensation and depreciation and amortization of $572,000. This was partially offset by the effect of exchange rate changes on cash of $302,000. The net increase in operating liabilities was primarily comprised of increases in deferred revenues of $3.6 million and accrued compensation and employee benefits of $997,000. This was partially offset by decreases in accounts payable and accrued liabilities of $1.4 million. During 2008, the use of cash related to our net operating loss of $24.3 million was partially offset by net non-cash charges of $6.3 million and changes in operating assets and liabilities of

$685,000. Non-cash charges include $5.7 million related to stock-based compensation and depreciation and amortization of $523,000. This was partially offset by net amortization of premium / discount on marketable securities of $1.1 million. The net increase in operating liabilities was primarily comprised of increases in deferred revenues of $1.2 million and accounts payable and accrued liabilities of $310,000. This was partially offset by decreases in accrued compensation and employee benefits of $811,000. During 2007, the use of cash related to our net operating loss of $21.5 million was partially offset by net non-cash charges of $566,000 and changes in operating assets and liabilities of $4.8 million. Non-cash charges include $2.4 million related to stock-based compensation and depreciation and amortization of $274,000. This was partially offset by net amortization of premium / discount on marketable securities of $2.1 million. The net increase in operating liabilities was primarily comprised of increases in deferred revenues of $2.6 million and accounts payable and accrued liabilities of $1.8 million.

Net cash used in investing activities was $19.2 million in 2009. Net cash provided by investing activities was $23.8 million in 2008. Net cash used in investing activities was $26.6 million in 2007. Cash used in investing activities in 2009 was primarily comprised of purchases of marketable securities of $79.4 million, partially offset by maturities of marketable securities of $60.5 million. Cash provided by investing activities in 2008 was primarily comprised of maturities of marketable securities of $101.4 million and proceeds from sales of marketable securities of $5.6 million, partially offset by purchases of marketable securities of $82.5 million and property and equipment of $739,000. Cash used in investing activities in 2007 was primarily comprised of purchases of marketable securities of $119.9 million and purchases of property and equipment of $1.4 million, partially offset by maturities of marketable securities of $93.3 million and proceeds from sales of marketable securities of $1.3 million.

Net cash provided by financing activities was $26.8 million in 2009, $1.8 million in 2008 and $42.3 million in 2007. Cash provided by financing activities in 2009 primarily related to issuance of stock in connection with an expanded license agreement with Sigma and an underwritten public offering. In October 2009, pursuant to the expanded license agreement with Sigma, Sangamo issued 636,000 shares of common stock valued at $7.73 per share to Sigma, resulting in proceeds of $4.9 million. Additionally, in October 2009, the company completed an underwritten public offering of its common stock, in which Sangamo sold an aggregate of 3,000,000 shares of its common stock at a public offering price of $7.20 per share, resulting in net proceeds of approximately $20.9 million. Cash provided by financing activities in 2008 was related to proceeds from issuance of common stock related to stock option exercises. In July 2007, the company completed a registered direct offering to institutional and strategic investors for a total of 3,278,689 shares of common stock at a price of $9.15 per share to the investors, resulting in net proceeds to Sangamo of approximately $28.0 million. In July 2007, pursuant to a laboratory research reagents license agreement with Sigma, the company issued 1.0 million shares of common stock valued at $8.55 per share to Sigma, resulting in proceeds of $8.6 million. All other cash provided by financing activities in 2007 was related to proceeds from issuance of common stock related to stock option exercises.

While we expect our rate of cash usage to increase in the future, in particular, to support our product development endeavors, we believe that the available cash resources, funds received from corporate collaborators, strategic partners and research grants will be sufficient to finance our operations through 2011. We may need to raise additional capital to fund our ZFP Therapeutic development activities. Additional capital may not be available in terms acceptable to us, or at all. If adequate funds are not available, our business and our ability to develop and commercialize our technology and our ZFP Therapeutic products would be harmed.

There is no provision for income taxes because we have incurred losses. As of December 31, 2009, Sangamo had net operating loss carryforwards for federal and state income tax purposes of approximately $125.3 million and $112.1 million, respectively. If not utilized, both the net federal and state operating loss carryforwards will expire beginning in 2010. The Company also has federal and state research tax credit carryforwards of $3.1 million and $3.3 million, respectively. The federal research credits will begin to expire in the year 2018 and the state research credits have no expiration date. Utilization of the Company’s net operating loss may be subject to substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. The annual limitation could result in the expiration of the net operating loss before use.

Contractual Obligations and Commercial Commitments

As of December 31, 2009 we had contractual obligations and commercial commitments as follows (in thousands):

	Payments Due by Period
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Operating leases	$2,788	$570	$1,185	$1,033	—
License obligations	2,240	448	896	896	—

Total contractual obligations	$5,028	$1,018	$2,081	$1,929	$—

Operating leases consist of base rents for facilities we occupy in Richmond, California. License obligations consist of ongoing license maintenance fees, milestones and royalties due from sales of ZFP TFs and ZFNs.

Recent Accounting Pronouncements

In October 2009, the Financial Accounting Standards Board (“FASB”) issued new revenue recognition standards for arrangements with multiple deliverables. The new standards permit entities to initially use management’s best estimate of selling price to value individual deliverables when those deliverables do not have Vendor Specific Objective Evidence of fair value or when third-party evidence is not available. Additionally, these new standards modify the manner in which the transaction consideration is allocated across the separately identified deliverables by no longer permitting the residual method of allocating arrangement consideration. These new standards are effective for annual periods ending after June 15, 2010 and are effective for us beginning in the first quarter of fiscal 2011, however early adoption is permitted. We are currently evaluating the impact of adopting these new standards on our consolidated financial position, results of operations and cash flows.

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

We carry our investments of debt securities at fair value, estimated as the amount at which an asset or liability could be bought or sold in a current transaction between willing parties. A combination of factors in the housing and mortgage markets, including rising delinquency and default rates on subprime mortgages and declining home prices, has led to increases in actual and expected credit losses for residential mortgage-backed securities and mortgage loans. Since 2007, the credit markets have been reacting to these changing factors and the prices of many securities backed by subprime mortgages have been declining. Lower volumes of transactions in certain types of collateralized securities might make it more difficult to obtain relevant market information to estimate the fair value of these financial instruments. In accordance with our investment policy, we diversify our credit risk and invest in debt securities with high credit quality. Substantially all our investments held as of December 31, 2009 are actively traded and our estimate of fair value is based upon quoted market prices. We have not recorded losses on our securities due to credit or liquidity issues. We will continue to monitor our credit risks and evaluate the potential need for impairment charges related to credit risks in future periods.

As of December 31, 2009 all of our assets and liabilities are valued in U.S. dollars and fluctuations in global currencies do not present a significant market risk.

ITEM 8 – FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

SANGAMO BIOSCIENCES, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Sangamo BioSciences, Inc.

We have audited the accompanying consolidated balance sheets of Sangamo BioSciences, Inc. as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sangamo BioSciences, Inc. as of December 31, 2009 and 2008, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Sangamo BioSciences Inc.’s internal control over financial reporting as of December 31, 2009, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 5, 2010 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Palo Alto, California

March 5, 2010

SANGAMO BIOSCIENCES, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2009	2008
	(In thousands, except share and per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$21,159	$19,409
Marketable securities	63,781	45,422
Interest receivable	341	194
Accounts receivable	69	500
Prepaid expenses	423	327

Total current assets	85,773	65,852
Property and equipment, net	1,654	1,986
Other assets	12	12

Total assets	$87,439	$67,850

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$2,458	$3,848
Accrued compensation and employee benefits	1,385	388
Deferred revenue	11,814	7,395

Total current liabilities	15,657	11,631
Deferred revenue, non-current portion	—	823

Total liabilities	15,657	12,454

Commitments and contingencies	—	—
Stockholders’ equity:
Common stock, $0.01 par value; 80,000,000 shares authorized, 44,994,409 and 41,057,077 shares issued and outstanding at December 31, 2009 and 2008, respectively	450	410
Additional paid-in capital	263,955	228,764
Accumulated deficit	(192,641)	(174,054)
Accumulated other comprehensive income	18	276

Total stockholders’ equity	71,782	55,396

Total liabilities and stockholders’ equity	$87,439	$67,850

See accompanying Notes to Consolidated Financial Statements.

SANGAMO BIOSCIENCES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2009	2008	2007
	(In thousands, except per share amounts)
Revenues:
Collaboration agreements	$21,553	$14,492	$6,781
Research grants	634	1,694	2,317

Total revenues	22,187	16,186	9,098

Operating expenses:
Research and development	28,984	31,229	25,559
General and administrative	12,605	10,332	8,310

Total operating expenses	41,589	41,561	33,869

Loss from operations	(19,402)	(25,375)	(24,771)
Interest income, net	547	2,231	3,217
Other income/(expense)	268	(1,158)	74

Net loss	$(18,587)	$(24,302)	$(21,480)

Basic and diluted net loss per share	$(0.44)	$(0.60)	$(0.58)

Shares used in computing basic and diluted net loss per share	42,048	40,825	37,355

See accompanying Notes to Consolidated Financial Statements.

SANGAMO BIOSCIENCES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
	Shares	Amount
Balances at December 31, 2006	35,045,398	350	176,513	(128,272)	114	48,705
Issuance of common stock in connection with registered direct offering and upon exercise of stock options	4,160,243	42	33,204	—	—	33,246
Issuance of common stock in connection with license agreement	1,000,000	10	8,540	—	—	8,550
Issuance of common stock under employee stock purchase plan	109,727	1	482	—	—	483
Stock-based compensation	—	—	2,437	—	—	2,437
Comprehensive loss:
Increase in unrealized gain on marketable securities	—	—	—	—	181	181
Net loss	—	—	—	(21,480)	—	(21,480)

Comprehensive loss	—	—	—	—	—	(21,299)

Balances at December 31, 2007	40,315,368	403	221,176	(149,752)	295	72,122
Issuance of common stock upon exercise of stock options and in connection with restricted stock units	639,326	6	1,211	—	—	1,217
Issuance of common stock under employee stock purchase plan	102,383	1	629	—	—	630
Stock-based compensation	—	—	5,748	—	—	5,748
Comprehensive loss:
Increase in unrealized gain on marketable securities	—	—	—	—	79	79
Other changes in Other Comprehensive Loss	—	—	—	—	(98)	(98)
Net loss	—	—	—	(24,302)	—	(24,302)

Comprehensive loss	—	—	—	—	—	(24,321)

Balances at December 31, 2008	41,057,077	$410	$228,764	$(174,054)	$276	$55,396
Issuance of common stock in connection with underwritten public offering	3,000,000	30	20,830	—	—	20,860
Issuance of common stock in connection with license agreement	636,133	6	4,911	—	—	4,917
Issuance of common stock upon exercise of stock options and in connection with restricted stock units	160,159	2	486	—	—	488
Issuance of common stock under employee stock purchase plan	141,040	2	497	—	—	499
Stock-based compensation	—	—	8,467	—	—	8,467
Comprehensive loss:
Decrease in unrealized gain on marketable securities	—	—	—	—	(258)	(258)
Net loss	—	—	—	(18,587)	—	(18,587)

Comprehensive loss	—	—	—	—	—	(18,845)

Balances at December 31, 2009	44,994,409	$450	$263,955	$(192,641)	$18	$71,782

See accompanying Notes to Consolidated Financial Statements.

SANGAMO BIOSCIENCES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2009	2008	2007
	(In thousands)
Operating activities:
Net loss	$(18,587)	$(24,302)	$(21,480)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	572	523	274
Amortization of premium / discount on marketable securities	288	(1,059)	(2,145)
Stock-based compensation	8,467	5,748	2,437
Other changes in other comprehensive loss	—	(98)	—
Net loss on disposal of property and equipment	34	—	—
Other	(302)	1,158	—
Net changes in operating assets and liabilities:
Interest receivable	(147)	130	(269)
Accounts receivable	431	(291)	278
Prepaid expenses and other assets	(96)	170	134
Accounts payable and accrued liabilities	(1,390)	310	1,812
Accrued compensation and employee benefits	997	(811)	321
Deferred revenue	3,596	1,177	2,570

Net cash used in operating activities	(6,137)	(17,345)	(16,068)

Investing activities:
Purchases of marketable securities	(79,406)	(82,485)	(119,855)
Maturities of marketable securities	60,500	101,375	93,272
Proceeds from sales of marketable securities	—	5,639	1,314
Purchases of property and equipment	(272)	(739)	(1,369)

Net cash provided by / (used in) investing activities	(19,178)	23,790	(26,638)

Financing activities:
Proceeds from issuance of common stock	21,846	1,847	33,729
Issuance of common stock in connection with license agreements	4,917	—	8,550

Net cash provided by financing activities	26,763	1,847	42,279

Effect of exchange rate changes on cash	302	(1,158)	—

Net increase / (decrease) in cash and cash equivalents	1,750	7,134	(427)
Cash and cash equivalents, beginning of period	19,409	12,275	12,702

Cash and cash equivalents, end of period	$21,159	$19,409	$12,275

See accompanying Notes to Consolidated Financial Statements.

SANGAMO BIOSCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Sangamo and Basis of Presentation

Sangamo BioSciences, Inc. (“Sangamo,” “we” or the “Company”) was incorporated in the State of Delaware on June 22, 1995 and is focused on the development and commercialization of novel transcription factors for gene regulation and gene modification. Sangamo’s gene regulation and gene modification technology platform is enabled by the engineering of a class of transcription factors known as zinc finger DNA-binding proteins (“ZFPs”). Potential applications of Sangamo’s technology include development of human therapeutics, plant agriculture and enhancement of pharmaceutical protein production. Sangamo will require additional financial resources to complete the development and commercialization of its products including ZFP Therapeutics.

Sangamo is currently working on a number of long-term development projects that will involve experimental and unproven technology. The projects may require several years and substantial expenditures to complete and ultimately may be unsuccessful. We plan to finance operations with available cash resources, funds received under research grants and Enabling Technology collaborations and strategic partnerships, and from the issuance of equity or debt securities. Sangamo believes that its available cash, cash equivalents and investments as of December 31, 2009, along with expected revenues from Enabling Technology collaborations and strategic partnerships, will be adequate to fund its operations through 2011. Sangamo will need to raise substantial additional capital to fund subsequent operations and complete the development and commercialization of its products either through significant corporate partnerships, Enabling Technology agreements and research grants, or issuance of equity securities. Sangamo may seek to raise additional capital when conditions permit, however, there is no assurance funding will be available on favorable terms, if at all.

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

Cash and Cash Equivalents

Sangamo considers all highly liquid investments purchased with original maturities of three months or less at the purchase date to be cash equivalents. Cash and cash equivalents of $21.2 million and $19.4 million at December 31, 2009 and 2008, respectively, consist of deposits in money market investment accounts, government sponsored entity debt securities and corporate bank accounts.

Marketable Securities

Sangamo classifies its marketable securities as available-for-sale and records its investments at fair value. Available-for-sale securities are carried at estimated fair value based on quoted market prices, with the unrealized holding gains and losses included in accumulated other comprehensive income.

In April 2009, the FASB issued new guidance on the recognition of other-than-temporary impairment. The guidance also provides some new disclosure requirements as well as extends certain annual disclosure requirements to interim periods. The guidance is effective for interim periods and fiscal years ending after June 15, 2009, and on April 1, 2009 we adopted the guidance on a prospective basis for available-for-sale securities. The Company’s investments are subject to a periodic impairment review. The Company recognizes an impairment charge when a decline in the fair value of its investments below the cost basis is judged to be other-than-temporary. The Company considers various factors in determining whether to recognize an impairment charge, including the length of time and extent to which the fair value has been less than the Company’s cost basis, the financial condition and near-term prospects of the investee, and the Company’s intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in the market value. During the years ended December 31, 2009, 2008 and 2007 the Company did not record any other-than-temporary impairment charges on its investments. Realized gains and losses on available-for-sale securities are included in other (expense)/income, which is determined using the specific identification method.

The table below summarizes the Company’s available-for-sale securities (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
December 31, 2009
Cash equivalents:
Money market funds	$12,281	$—	$—	$12,281
U.S. government sponsored entity debt securities	7,932	—	(1)	7,931

Total	20,213	—	(1)	20,212

Marketable securities:
U.S. government sponsored entity debt securities	49,103	21	(5)	49,119
U.S. treasury debt securities	14,661	2	(1)	14,662

Total	63,764	23	(6)	63,781

Total cash equivalents and marketable securities	$83,977	$23	$(7)	$83,993

December 31, 2008
Cash equivalents:
U.S. government sponsored entity debt securities	$12,123	$—	$—	$12,123

Total	12,123	—	—	12,123

Marketable securities:
U.S. government sponsored entity debt securities	24,471	153	—	24,624
Corporate debt securities	20,675	123	—	20,798

Total	45,146	276	—	45,422

Total cash equivalents and marketable securities	$57,269	$276	$—	$57,545

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

Impairment of Long-Lived Assets

The Company’s policy regarding long-lived assets is to evaluate the recoverability of its assets when the facts and circumstances suggest that the assets may be impaired. This assessment of fair value is based on the estimated undiscounted cash flows compared to the carrying value of the assets. If the future cash flows (undiscounted and without interest charges) are less than the carrying value, a write-down would be recorded to reduce the related asset to its estimated fair value. The Company did not incur impairment losses in the periods presented.

Foreign Currency Translation

The functional currency of the Company’s foreign subsidiary, Gendaq Limited, is the U.S. dollar. Monetary assets and liabilities which are denominated in foreign currency are remeasured at the exchange rates in effect at the balance sheet date. Nonmonetary assets and liabilities, if any, are remeasured at the historical exchange rates. Income and expenses are remeasured using the average exchange rate for the period. Gains and losses from remeasurement of the foreign subsidiary’s financial statements are recorded as other income / (expense).

In 2009, we recorded a foreign currency remeasurement gain of $302,000. In 2008, we recorded a foreign currency remeasurement loss of $1.2 million. In 2007, we recorded a foreign currency remeasurement gain of $74,000.

Comprehensive Loss

Comprehensive loss is comprised of net loss and other comprehensive income (loss) which primarily consist of unrealized gains / (losses) on marketable securities. Comprehensive loss for the years ended December 31, 2009, 2008 and 2007 is included in the statement of stockholders’ equity.

Revenue Recognition

Revenue from research activities made under strategic partnering agreements and collaborations is recognized as the services are provided when there is persuasive evidence that an arrangement exists, delivery has occurred, the price is fixed or determinable, and collectibility is reasonably assured. Revenue arrangements that include multiple deliverables are divided into separate units of accounting if the deliverables meet certain criteria, including whether the fair value of the delivered items can be determined and whether there is evidence of fair value of the undelivered items. In addition, the consideration is allocated among the separate units of accounting based on their fair values, and the applicable revenue recognition criteria are considered separately for each of the separate units of accounting.

Revenue generated from research and licensing agreements typically includes upfront signing or license fees, cost reimbursements, minimum sublicense fees, milestone payments and royalties on future licensee’s product sales. We recognize nonrefundable signing, license or non-exclusive option fees as revenue when rights to use the intellectual property related to the license have been delivered and over the term of the agreement if we have continuing performance obligations. We estimate the performance period at the inception of the arrangement and reevaluate it each reporting period. This reevaluation may shorten or lengthen the period over which the remaining revenue is recognized. Changes to these estimates are recorded on a prospective basis. We recognize milestone payments, which are subject to substantive contingencies, upon completion of specified milestones, which represents the culmination of an earnings process, according to contract terms. Fees from licensees upon sublicensing Sangamo technologies by them to third parties (“Sublicense fees”) are recognized as revenue in the period such fees are due. Minimum annual sublicense fees are also recognized as revenue in the period in which such fees are due. Royalties are generally recognized as revenue upon the receipt of the related royalty payment. We recognize cost reimbursement revenue under collaborative agreements as the related research and development costs for services are rendered. Deferred revenue represents the portion of research or license payments received which have not been earned.

Sangamo’s research grants are typically multi-year agreements and provide for the reimbursement of qualified expenses for research and development as defined under the terms of the grant agreement. Revenue under grant agreements is recognized when the related qualified research expenses are incurred.

For 2009, revenues related to Sigma and DAS represented 50% and 40%, respectively, of total revenues. For 2008, revenues related to DAS, Sigma and Pfizer represented 46%, 20%, and 19%, respectively, of total revenues. For 2007, revenues related to DAS, JDRF and Sigma represented 59%, 16% and 12%, respectively, of total revenues. The Company’s accounts receivable are derived from net revenues to customers located in the United States.

Research and Development Expenses

Research and development expenses consist of costs incurred for Company-sponsored as well as collaborative research and development activities. These costs include direct and research-related overhead expenses, which include salaries and other personnel related expenses, stock-based compensation, pre-clinical and clinical studies, facility costs, laboratory supplies and depreciation of facilities and laboratory equipment, as well as the cost of funding research at universities and other research institutions, and are expensed as incurred. Costs to acquire technologies that are utilized in research and development and that have no alternative future use are expensed as incurred.

Stock-Based Compensation

We measure and recognize compensation expense for all share-based payment awards made to Sangamo employees and directors, including employee share options and employee share purchases related to the Employee Share Purchase Plan (“ESPP”), on estimated fair values, utilizing the modified prospective transition method. The fair value of equity-based awards is amortized over the vesting period of the award using a straight-line method.

To estimate the value of an award, we use the Black-Scholes option pricing model. This model requires inputs such as expected life, expected volatility and risk-free interest rate. These inputs are subjective and generally require significant analysis and judgment to develop. While estimates of expected life and volatility are derived primarily from the Company’s historical data, the risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant commensurate with the expected life assumption. Further, we are required to estimate forfeitures at the time of grant and revise those estimates in subsequent periods if actual forfeitures differ from those estimates. We use historical data to estimate pre-vesting option forfeitures and record stock-based compensation expense only for those awards that are expected to vest.

Income Taxes

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

On January 1, 2007, we adopted new standards related to how tax benefits for uncertain tax positions are to be recognized, measured, and derecognized in the financial statements. These standards also specify how liabilities for uncertain tax positions should be classified on the balance sheet. As a result of adoption, the Company did not recognize any adjustment to the liability for uncertain tax positions and therefore did not record any adjustment to the beginning balance of retained earnings on the consolidated balance sheet. As of the date of adoption, the Company recorded a $1.1 million reduction to deferred tax assets and the associated valuation allowance for unrecognized tax benefits. If the unrecognized tax benefits were recognized, there would be no impact on the effective tax rate.

Net Loss Per Share

Basic net loss per share has been computed by dividing the net loss by the weighted-average number of shares of common stock outstanding during the period. Diluted net loss per share is calculated by dividing net loss by the weighted average number of shares of common stock and potential dilutive securities outstanding during the period.

Because Sangamo is in a net loss position, diluted net loss per share excludes the effects of common stock equivalents consisting of options, which are all anti-dilutive. Had Sangamo been in a net income position, diluted earnings per share would have included the shares used in the computation of basic net loss per share as well as an additional 1,737,625, 1,140,328 and 1,437,838 shares for 2009, 2008 and 2007, respectively, related to outstanding options. The following table presents the calculation of basic and diluted net loss per common share (in thousands, except per share data):

	Year Ended December 31,
	2009	2008	2007
Net loss	$(18,587)	$(24,302)	$(21,480)

Weighted-average shares of common stock outstanding used in computing basic and diluted net loss per share	42,048	40,825	37,355

Basic and diluted net loss per share	$(0.44)	$(0.60)	$(0.58)

Segments

The Company operated in one segment. Management uses one measurement of profitability and does not segregate its business for internal reporting. As of December 31, 2009 and 2008, 100% of all long-lived assets were maintained in the U.S. Moreover, for the years ended December 31, 2009, 2008 and 2007, 100% of revenues and operating expenses were generated and incurred in the U.S.

Recent Accounting Pronouncements

Effective July 1, 2009, the FASB Accounting Standards Codification (FASB ASC or the Codification) is the single source of authoritative accounting principles recognized by the FASB to be applied by non-governmental entities in the preparation of financial statements in conformity with GAAP. The adoption of the FASB ASC beginning with the quarter ended September 30, 2009 does not materially impact the Company’s financial statements; however, references to accounting literature within the notes to the consolidated financial statements have been revised to conform to the Codification.

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

NOTE 2 – STOCK-BASED COMPENSATION

The following table shows total stock-based compensation expense recognized in the consolidated statements of operations (in thousands):

	Year Ended December 31,
	2009	2008	2007
Research and development	$4,115	$2,718	$1,449
General and administrative	4,352	3,030	988

Total stock-based compensation expense	$8,467	$5,748	$2,437

As of December 31, 2009, total compensation cost related to nonvested stock options to be recognized in future periods was $13.4 million, which is expected to be expensed over a weighted-average period of 2.96 years. There was no capitalized stock-based employee compensation cost as of December 31, 2009.

Valuation Assumptions

The employee stock-based compensation expense was determined using the Black Scholes option valuation model. Option valuation models require the input of subjective assumptions and these assumptions can vary over time.

The Company primarily bases its determination of expected volatility through its assessment of the historical volatility of its common stock. For 2009 and 2008, the Company relied on its historical exercise and post-vested termination activity for estimating its expected term for use in determining the fair value of these options. During 2007, the Company did not believe it was able to rely on its historical exercise and post-vested termination activity for estimating its expected term. Therefore, during 2007 the Company opted to use the simplified method for estimating its expected term equal to the midpoint between the vesting period and the contractual term.

The weighted–average assumptions used for estimating the fair value of the employee stock options are as follows:

	Year Ended December 31,
	2009	2008	2007
Risk-free interest rate	2.0-2.2%	2.4-3.3%	3.5-5.0%
Expected life of option	5.31-5.38 yrs	5.10-5.20 yrs	6.25 yrs
Expected dividend yield of stock	0%	0%	0%
Expected volatility	0.83	0.61-0.83	0.90-0.93

The weighted–average assumptions used for estimating the fair value of the employees’ stock purchase rights are as follows:

	Year Ended December 31,
	2009	2008	2007
Risk-free interest rate	0.2-0.9%	1.1-5.1%	3.6-5.1%
Expected life of option	0.5-2.0 yrs	0.5-2.0 yrs	0.5-2.0 yrs
Expected dividend yield of stock	0%	0%	0%
Expected volatility	0.63-1.97	0.51-0.73	0.46-0.77

NOTE 3 – MAJOR CUSTOMERS, PARTNERSHIPS AND STRATEGIC ALLIANCES

Agreement with Dow AgroSciences in Plant Agriculture

We have an exclusive commercial license agreement with Dow AgroSciences LLC (“DAS”), a wholly owned indirect subsidiary of Dow Chemical Corporation. Under this agreement, we are providing DAS with access to the Company’s proprietary zinc finger DNA-binding protein (ZFP) technology and the exclusive right to use the Company’s ZFP technology to modify the genomes or alter the nucleic acid or protein expression of plant cells, plants, or plant cell cultures. We have retained rights to use plants or plant-derived products to deliver ZFP transcription factors (ZFP TFs) or zinc-finger nuclease (ZFN) into human or animals for diagnostic, therapeutic, or prophylactic purposes.

Pursuant to the Research License and Commercial Option Agreement which we entered into in October 2005, DAS made an initial cash payment to us of $7.5 million. In November 2005, the Company sold approximately 1.0 million shares of common stock to DAS at a price of $3.85 per share, resulting in proceeds of $3.9 million. The Company’s agreement with DAS provided for an initial three-year research term during which DAS agreed to pay Sangamo $6.0 million in research funding over the three-year period and make additional payments of up to $4.0 million in research milestone payments during this same period, depending on the success of the research program. In June 2008, DAS exercised its option under the agreement to obtain a commercial license to sell products incorporating or derived from plant cells generated using the Company’s ZFP technology, including agricultural crops, industrial products and plant-derived biopharmaceuticals. The exercise of the option triggered a one-time commercial license fee of $6.0 million, payment of the remaining $2.3 million of the previously agreed $4.0 million in research milestones, development and commercialization milestone payments for each product, and royalties on sales of products.

We agreed to supply DAS and its sublicensees with ZFP TFs and/or ZFNs for both research and commercial use over the initial three year period of the agreement. The agreement also provides for minimum sublicense fees each year due to us every October, provided the agreement is not terminated by DAS. Annual fees range from $250,000 to $3.0 million and total $25.3 million over 11 years. Furthermore, DAS has the right to sublicense Sangamo’s ZFP technology to third parties for use in plant cells, plants, or plant cell cultures, and we will be entitled to 25% of any cash consideration received by DAS under such sublicenses. We do not have any performance obligations with respect to the sublicensing activities to be conducted by DAS. DAS has the right to terminate the agreement at any time; accordingly, Sangamo’s actual sublicense fees over the term of the agreement could be lower than $25.3 million. In addition, each party may terminate the agreement upon an uncured material breach of the agreement by the other party. In the event of any termination of the agreement, all rights to use Sangamo’s ZFP technology will revert to us, and DAS will no longer be permitted to practice Sangamo’s ZFP technology or to develop or, except in limited circumstances, commercialize any products derived from Sangamo’s ZFP technology.

The commercial license fee of $6.0 million, the remaining research milestones of $2.3 million, and the unrecognized portion of the initial cash payment were being recognized ratably over the period from option exercise through December 31, 2009, which reflected the estimated timing over which the ZFP manufacturing technology transfer will occur, as well as the period over which Sangamo will be performing additional research services for DAS. However, in December 2009, the reagent manufacturing services for DAS were extended through December 31, 2010. Accordingly, the remaining unrecognized portion of the commercial license fee, research milestones and initial cash payment totaling $222,000 will be recognized through December 31, 2010, which is the Company’s best estimate as of December 31, 2009 of the Company’s performance obligation period with DAS.

Revenues under the agreement were $8.8 million, $7.4 million and $5.3 million during 2009, 2008 and 2007, respectively. Related costs and expenses incurred under the agreement were $639,000, $391,000 and $467,000 during 2009, 2008 and 2007, respectively.

Agreement with Sigma-Aldrich Corporation in Laboratory Research Reagents

In July 2007, we entered into a license agreement with Sigma-Aldrich Corporation (“Sigma”). Under the license agreement, we are providing Sigma with access to the Company’s proprietary ZFP technology and the exclusive right to use the technology to develop and commercialize research reagents products and services in the research field, excluding certain agricultural research uses that Sangamo previously licensed to DAS. Under the agreement, Sangamo and Sigma have agreed to conduct a three-year research program to develop laboratory research reagents using the Company’s ZFP technology. In addition, for three years we will assist Sigma in connection with Sigma’s efforts to market and sell services employing the Company’s technology in the research field. We will transfer the ZFP manufacturing technology to Sigma or to a mutually agreed-upon contract manufacturer upon Sigma’s request. Prior to the completion of this transfer, we will be responsible for supplying ZFPs for use by Sigma in performing services in the research field.

Under the terms of the agreement, Sigma made an initial payment comprising an upfront license fee and the purchase of 1.0 million shares of Sangamo’s common stock under a separate stock purchase agreement, resulting in a total upfront payment to Sangamo of $13.5 million. There were three components to the $13.5 million we received: an equity investment by Sigma in Sangamo common stock valued at $8.55 million, a $3.95 million license fee, and $1.0 million of research funding. Under the license agreement, we may receive additional research funding of up to $2.0 million, development milestone payments of up to $5.0 million, and commercial milestone payments based on net sales of up to $17.0 million, subject to the continuation of the agreement. During the term of the license agreement, Sigma is obligated to pay to Sangamo minimum annual payments, a share of certain revenues received by Sigma from sublicensees, and royalty payments on the sale of licensed products and services. Sigma also has the right to sublicense the ZFP technology for research applications and we will receive 50% of any sublicensing revenues in the first two years and 25% of any sublicensing revenues thereafter. We retain the sole right to use and license Sangamo’s ZFP technology for GMP production purposes, for the production of materials used in or administered to humans, and for any other industrial commercial use.

In October 2009, Sangamo expanded its license agreement with Sigma. In addition to the original terms of the license agreement, Sangamo provided Sigma with the exclusive rights to develop and distribute ZFP-modified cell lines for commercial production of protein pharmaceuticals and certain ZFP-engineered transgenic animals for commercial applications. Under the terms of the agreement, Sigma made a total upfront payment of $20.0 million. There were two components to the $20.0 million we received: an equity investment by Sigma in 636,133 shares of Sangamo common stock valued at $4.9 million and a $15.1 million upfront license fee. The upfront license fee is being recognized on a straight-line basis from the effective date of the expanded license through July 2010, which represents the period over which we have a remaining performance obligation with Sigma. Over such period of time Sangamo is obligated to perform research services for Sigma. Sangamo is also eligible to receive commercial license fees of $5.0 million based upon a percentage of net sales and sublicensing revenue, and thereafter a royalty of 10.5% of net sales and sublicensing revenue. In addition, upon the achievement of certain cumulative commercial milestones Sigma will make milestone payments to Sangamo up to an aggregate of $25.0 million.

The agreements may be terminated by Sigma at any time with a 90-day notice or by either party upon an uncured material breach of the other party. As a result, actual future milestone payments could be lower than the amounts stated above. In the event of any termination, all rights to use Sangamo’s ZFP technology will revert to us, and Sigma will no longer be permitted to practice Sangamo’s ZFP technology or to develop or, except in limited circumstances, commercialize any products derived from Sangamo’s ZFP technology.

Revenues related to the Sigma agreements, excluding royalty revenues, were $11.1 million, $3.3 million and $1.1 million during 2009, 2008 and 2007, respectively. Royalty revenues under the Sigma agreement were $332,000, $388,000 and $0 during 2009, 2008 and 2007, respectively. Related costs and expenses incurred under the Sigma agreement were $2.6 million, $2.2 million and $316,000 during 2009, 2008 and 2007, respectively.

Enabling Technology Collaborations

Pharmaceutical Protein Production

We have established several research collaborations in this area. Commencing in December 2004, we had a research collaboration agreement with Pfizer to use Sangamo’s ZFP technology to develop enhanced cell lines for protein pharmaceutical production. Under the terms of the agreement, Pfizer funded research at Sangamo and we provided Sangamo’s proprietary ZFP technology for Pfizer to assess its feasibility for use in mammalian cell-based protein production. We generated novel cell lines and vector systems for enhanced protein production as well as novel technology for rapid creation of new production cell lines. As of December 31, 2009, we have received all funding due from Pfizer under the 2004 research collaboration agreement. In December 2008, we entered into a license agreement with Pfizer to provide Pfizer with a worldwide, non-exclusive license for the use of certain ZFP Nuclease (ZFNs) reagents to permanently eliminate the Glutamine Synthetase (GS) gene in Chinese Hamster Ovary (CHO) cell lines and for the use of these ZFN-modified cells for clinical and commercial production of therapeutic proteins. Under the terms of the license agreement we received a one time payment of $3.0 million from Pfizer for a fully paid commercial license. We have no further obligations or deliverables under the license agreement.

Revenues attributable to the Pfizer agreements were $325,000, $3.0 million and $96,000 during 2009, 2008 and 2007, respectively. Related costs and expenses incurred under the Pfizer agreements were $0, $66,000 and $358,000 during 2009, 2008 and 2007, respectively.

In April 2007, we established a research and license agreement with Genentech, Inc. Under the agreement with Genentech, we are developing ZFNs capable of making targeted modifications to the genome of Genentech cell lines to generate cell lines with novel characteristics for protein pharmaceutical production purposes. Genentech paid an upfront fee of $400,000 which was recognized ratably over the two year contract term. Genentech has continuing obligations to pay us an annual technology access fee and, for each product developed by Genentech containing a protein expressed by the modified cell line created using our ZFN technology, aggregate milestone payments of up to $5,400,000 upon achievement of specified milestones relating to the development and commercialization of such products. The agreement was expanded to include further ZFNs in February 2008. Under the expanded agreement, we may directly offer the ZFN-related services to Genentech and Sigma will in return receive a share of certain payments made to us by Genentech. Revenues recognized under the expanded agreement, net of payments made to Sigma, are included in royalty revenues attributable to the Sigma agreement, as described above.

Revenues attributable to collaborative research and development performed under the Genentech agreement were $517,000, $389,000 and $283,000 during 2009, 2008 and 2007, respectively. Related research and development costs and expenses incurred under the agreement were $195,000, $147,000 and $82,000 during 2009, 2008 and 2007, respectively.

Transgenic Animals

In April 2008, we entered into a license agreement with Open Monoclonal Technology, Inc. (“OMT”). Under the agreement we had the option to grant, at OMT’s request, a royalty-bearing, non-exclusive, sublicensable worldwide license for the commercial use of a transgenic animal generated using Sangamo’s ZFP technology. In February 2009, we granted the commercial license to OMT and received a one-time license fee of $250,000, which was recognized as revenue upon receipt. In addition, OMT will pay Sangamo for each product created or developed through use of Sangamo’s ZFN technology aggregate milestone payments of up to $850,000 upon the achievement of certain specified clinical development milestones, a small percentage royalty on sales of any product developed using Sangamo’s ZFN technology and a low single-digit percentage share of payments received by OMT from sublicensees. For any given OMT product, OMT has the right to buy out its future royalty payment obligations under the license agreement by paying a lump sum fee to us.

In July 2008, we entered into a research and license agreement with F. Hoffmann–La Roche Ltd and Hoffmann-La Roche Inc. (“Roche”). During an initial research term, we will provide Roche with access to aspects of Sangamo’s proprietary ZFN technology for the targeted modification of a specified gene in a specified species in order to generate ZFN-modified cell lines and animals for research purposes. In addition, Roche has an option to receive an exclusive, worldwide license to use such animals in the production of therapeutic and diagnostic products.

In consideration for the rights and licenses granted to Roche, as well as Sangamo’s efforts in generating the specific ZFN materials provided to Roche, Roche has paid us an initial research fee, a payment for the delivery of ZFN materials, and will pay ongoing research maintenance fees during the research term. In the event that Roche exercises its option to receive a commercial license, Roche will pay us an option exercise fee, payments upon the achievement of certain clinical development milestones relating to products produced under such commercial license, and royalties on sales of such products. In December 2009, Roche exercised its option, for which Sangamo received a one-time license fee of $200,000, which was recognized as revenue upon receipt. We have no further obligations associated with the license.

We have an existing agreement with Sigma to develop and commercialize research reagents and services and Sigma has the exclusive right to offer certain services involving Sangamo’s ZFN technology that are covered under the research agreements with Roche and OMT. Notwithstanding this exclusive right, Sigma has agreed that we may directly offer the ZFN-related services to Roche and OMT under the research agreements and Sigma will in return receive a share of certain payments made to us. Revenues recognized under the Roche and OMT agreements, net of payments made to Sigma, are included in royalty revenues attributable to the Sigma agreement, as described above.

Funding from Research Foundations

The Juvenile Diabetes Research Foundation International

In October 2006, we announced a partnership with the Juvenile Diabetes Research Foundation International (“JDRF”) to provide financial support to one of Sangamo’s Phase 2 human clinical studies (SB-509-601) of SB-509, a ZFP Therapeutic that is in development for the treatment of diabetic neuropathy. Under the agreement with JDRF and subject to its terms and conditions, including the Company’s achievement of certain milestones associated with the Company’s Phase 2 clinical trial of SB-509 for the treatment of mild to moderate diabetic neuropathy, JDRF will pay the Company an aggregate amount of up to $3.0 million. Through December 31, 2009, we have received $3.0 million. After the first commercial launch of SB-509 in a major market, JDRF has the right to receive, subject to certain limitations, annual payments from Sangamo, until such time when the total amount paid to JDRF, including payments made on account of certain licensing arrangements, equals three times the amount received by us from JDRF.

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

Revenues attributable to research and development activities performed under the JDRF partnership were $500,000, $1.0 million and $1.5 million during 2009, 2008 and 2007, respectively. Related costs and expenses incurred during 2009, 2008 and 2007 were $1.0 million, $3.9 million and $4.7 million, respectively.

In January 2010, JDRF and Sangamo amended the agreement and JDRF will provide an additional amount of up to $3.0 million in funding for a Phase 2b trial in diabetic neuropathy (SB-509-901). Initiation of this trial was also announced in January 2010. Under the agreement with JDRF and subject to its terms and conditions, including the Company’s achievement of certain milestones associated with the Company’s Phase 2b clinical trial of SB-509 in diabetic neuropathy, JDRF will pay the Company an aggregate amount of up to $3.0 million. Revenue will be recognized when such milestones are achieved.

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

Revenues attributable to research and development performed under the MJFF partnership were $0, $553,000 and $397,000 during 2009, 2008 and 2007, respectively. Related costs and expenses incurred under the MJFF partnership were $0, $903,000 and $397,000 during 2009, 2008 and 2007, respectively.

The Bill and Melinda Gates Foundation

In May 2009, Sangamo announced that it had been awarded a Grand Challenges Explorations Grant of $100,000 by the Bill and Melinda Gates Foundation (“Gates Foundation”) to support research into the use of Sangamo’s ZFNs to develop an in vivo treatment of HIV/AIDS. Under the terms of the agreement, the Gates Foundation will pay Sangamo the award based on reimbursement of qualified expenses incurred by Sangamo.

Revenues attributable to research and development performed under the grant were $100,000 during 2009. Related costs and expenses incurred under the grant were $133,000 during 2009.

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment consist of the following (in thousands):

	December 31,
	2009	2008
	(In thousands)
Laboratory equipment	$1,757	$3,426
Furniture and fixtures	376	1,047
Leasehold improvements	925	2,547

	3,058	7,020
Less accumulated depreciation	(1,404)	(5,034)

	$1,654	$1,986

Depreciation and amortization expense were $572, 000, $523,000 and $274,000 for 2009, 2008 and 2007, respectively.

NOTE 5 – FAIR VALUE MEASUREMENT

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

The following tables summarize the Company’s financial instruments as of December 31, 2009 and 2008 (in thousands):

	December 31, 2009 Fair Value Measurements
	Total	Level 1	Level 2	Level 3
Assets:
Marketable securities:
U.S. government sponsored entity debt securities	$49,119	$—	$49,119	$—
U.S. treasury debt securities	14,662	—	14,662	—

Total	$63,781	$—	$63,781	$—

	December 31, 2008 Fair Value Measurements
	Total	Level 1	Level 2	Level 3
Assets:
Marketable securities:
Commercial paper	$20,798	$—	$20,798	$—
Government agencies	24,624	—	24,624	—

Total	$45,422	$—	$45,422	$—

As of December 31, 2009, all marketable securities had maturities of less than one year.

NOTE 6 – COMMITMENTS

Sangamo occupies office and laboratory space under operating leases in Richmond, California that expire in August 2014. License obligations consist of non-cancelable ongoing license maintenance fees and royalties due from sales of ZFP TFs. Rent expenses were $563,000, $566,000 and $547,000 during 2009, 2008 and 2007, respectively. Future minimum payments under contractual obligations and commercial commitments at December 31, 2009 consist of the following (in thousands):

Fiscal Year:	Operating Lease	License Agreements
2010	$570	$448
2011	585	448
2012	600	448
2013	616	448
2014	417	448
Thereafter	—	—

Total minimum payments	$2,788	$2,240

NOTE 7 – STOCKHOLDERS’ EQUITY

Convertible Preferred Stock

All outstanding convertible preferred stock converted into common stock upon consummation of the Company’s initial public offering in April 2000. The Company has 5,000,000 preferred shares authorized, which may be issued at the Board’s discretion.

Common Stock

In July 2007, Sangamo completed a registered direct offering to a group of institutional investors, in which Sangamo sold an aggregate of 3,278,689 shares of common stock at a price of $9.15 per share to such investors, resulting in net proceeds of approximately $28.0 million.

In July 2007, pursuant to a laboratory research reagents license agreement with Sigma, Sangamo issued 1.0 million shares of common stock valued at a price of $8.55 per share for aggregate proceeds of $8.6 million.

In October 2009, pursuant to the expansion of the license agreement with Sigma, Sangamo issued 636,000 shares of common stock valued at a price of $7.73 per share for aggregate proceeds of $4.9 million.

In October 2009, Sangamo completed an underwritten public offering of its common stock, in which Sangamo sold an aggregate of 3,000,000 shares of its common stock at a public offering price of $7.20 per share, resulting in net proceeds of approximately $20.9 million.

Stock Incentive Plan

Sangamo’s 2004 Stock Incentive Plan (the “2004 Plan”), which supersedes the 2000 Stock Incentive Plan (the “2000 Plan”), provides for the issuance of common stock and grants of options for common stock to employees, officers, directors and consultants. The exercise price per share will be no less than 85 percent of the fair value per share of common stock on the option grant date, and the option term will not exceed ten years. If the person to whom the option is granted is a 10 percent stockholder, and the option granted qualifies as an Incentive Stock Option Grant, then the exercise price per share will not be less than 110 percent of the fair value per share of common stock on the option grant date, and the option term will not exceed five years. Options granted under the 2004 Plan generally vest over four years at a rate of 25 percent one year from the grant date and one thirty-sixth per month thereafter and expire ten years after the grant, or earlier upon employment termination. Options granted pursuant to the 2004 Plan may be exercised prior to vesting, with the related shares subject to Sangamo’s right to repurchase the shares that have not vested at the issue price if the option holder terminates employment. The right of repurchase lapses over the original option vesting period, as described above. Approximately 6.5 million shares were initially reserved for issuance pursuant to the 2000 Plan and the 2004 Plan. The number of shares authorized for issuance under the 2004 Option Plan automatically increases on the first trading day of the fiscal year by an amount equal to 3.0 percent of the total number of shares of the Company’s common stock outstanding on the last trading day of the preceding fiscal year, but in no event shall any such increase exceed 1.75 million shares per year. During 2009, 2008 and 2007, 1,231,712, 1,209,461 and 1,051,362 additional shares, respectively, were authorized for issuance under the 2004 Plan pursuant to the evergreen increase feature of such plan.

Employee Stock Purchase Plan

The Board of Directors adopted the 2000 Employee Stock Purchase Plan in February 2000. Sangamo reserved a total of 400,000 shares of common stock for issuance under the plan. The reserve for shares available under the plan automatically increases on the first trading day of the fiscal year, beginning in 2001, by an amount equal to 1.0 percent of the total number of outstanding shares of the Company’s common stock on the last trading day of the immediately preceding fiscal year. Eligible employees may purchase common stock at 85 percent of the lesser of the fair market value of Sangamo’s common stock on the first day of the applicable two-year offering period or the last day of the applicable six-month purchase period.

The weighted-average estimated fair value per share of employee purchase rights during 2009, 2008 and 2007 were $3.11, $3.28 and $2.65, respectively, based upon the assumptions in the Black-Scholes valuation model described in Note 2.

Stock Option Activity

A summary of Sangamo’s stock option activity is as follows:

	Number of Shares	Weighted- Average Exercise per Share Price	Weighted Average Remaining Contractual Term
Options outstanding at December 31, 2006	4,147,812	$5.68	6.00
Options granted	1,703,500	$12.43
Options exercised	(881,554)	$6.08
Options canceled	(218,785)	$6.02

Options outstanding at December 31, 2007	4,750,973	$8.01	7.15
Options granted	2,471,500	$4.04
Options exercised	(623,264)	$1.94
Options canceled	(189,124)	$8.90

Options outstanding at December 31, 2008	6,410,085	$7.04	8.07
Options granted	1,289,000	$5.30
Options exercised	(144,096)	$3.96
Options canceled	(85,488)	$6.41

Options outstanding at December 31, 2009	7,469,501	$6.81	7.43

Options exercisable at December 31, 2009	3,664,145	$7.55	5.84

There were no shares subject to Sangamo’s right of repurchase as of December 31, 2009. The intrinsic value of options exercised during 2009, 2008 and 2007 were $462,000, $6.2 million and $5.4 million, respectively.

At December 31, 2009, the aggregate intrinsic values of the outstanding and exercisable options were $8.1 million and $3.2 million, respectively.

The weighted-average fair value per share of options granted during 2009, 2008 and 2007 was $3.61, $2.62 and $9.57, respectively, based upon the assumption in the Black-Scholes valuation model described in Note 2. The aggregate intrinsic value of shares vested and expected to vest during 2009, 2008 and 2007 was $7.4 million, $228,000 and $24.0 million, respectively.

The following table summarizes information with respect to stock options outstanding at December 31, 2009:

	Options Outstanding
Range of Exercise Price	Number of Shares	Weighted Average Remaining Contractual Life
		(In Years)
$ 2.04 – $ 3.20	98,536	6.06
$ 3.45 – $ 3.45	2,160,025	8.89
$ 3.61 – $ 4.92	769,157	5.49
$ 4.93 – $ 5.30	357,430	4.28
$ 5.35 – $ 5.35	1,230,000	9.93
$ 5.56 – $ 6.92	772,601	5.97
$ 6.94 – $ 13.40	661,816	5.08
$13.98 – $13.98.	891,436	7.92
$14.00 – $15.68	513,500	5.33
$38.00 – $38.00	15,000	0.63

	7,469,501	7.43

During 2007, we issued 100,000 restricted stock units under the Company’s 2004 Stock Incentive Plan at a grant date fair value of $14.72 per share. These restricted stock units will vest 25% after completion of one year of service and the balance will vest in equal monthly installments over the following thirty-six months of continued service. The fair value of the restricted stock units was estimated based upon the closing sales price of the Company’s common stock on the grant date.

As of December 31, 2009, options to purchase 7,469,501 shares and 50,000 restricted stock units were outstanding under the Company’s stock option plans, and 2,064,829 shares were reserved for future awards. As of December 31, 2009, we had 2,161,243 shares of common stock reserved for future issuance under the 2000 Employee Stock Purchase Plan.

NOTE 8 – COMPREHENSIVE LOSS

Activities in comprehensive loss were as follows (in thousands):

	Year Ended December 31,
	2009	2008	2007
Net loss	$(18,587)	$(24,302)	$(21,480)
(Decrease) / Increase in unrealized gains on marketable securities	(258)	79	181
Other	—	(98)	—

Comprehensive loss	$(18,845)	$(24,321)	$(21,299)

Accumulated other comprehensive income at December 31, 2009 and 2008 is $18,000 and $276,000, respectively.

NOTE 9 – INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets are as follows (in thousands):

	December 31,
	2009	2008
Deferred tax assets:
Net operating loss carryforwards	$49,157	$44,384
Research and development tax credit carryforwards	4,049	3,148
Capitalized research	435	964
Other	2,032	3,095

	55,673	51,591
Valuation allowance	(55,673)	(51,591)

Net deferred tax assets	$—	$—

Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance. The valuation allowance increased by $4.1 million, $8.0 million and $7.5 million for the years ended December 31, 2009, 2008 and 2007, respectively. As of December 31, 2009, Sangamo had net operating loss carryforwards for federal and state income tax purposes of approximately $125.3 million and $112.1 million, respectively. If not utilized, both the net federal and state operating loss carryforwards will begin to expire in 2010. The Company also has federal and state research tax credit carryforwards of $3.1 million and $3.3 million, respectively. The federal research credits will begin to expire in the year 2018 and the state research credits have no expiration date. Utilization of the Company’s net operating loss may be subject to substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. The annual limitation could result in the expiration of the net operating loss before use.

We file U.S and state income tax returns with varying statutes of limitations. The tax years from 2000 forward remain open to examination due to the carryover of net operating losses or tax credits.

The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. As of December 31 2009, the Company had no accrued interest and/or penalties. The Company does not anticipate a significant change to its unrecognized tax benefits over the next twelve months. The unrecognized tax benefits may change during the next year for items that arise in the ordinary course of business.

The following table summarizes the activity related to the Company’s unrecognized tax benefits:

	December 31,
	2009	2008
Beginning balance	$1,282	$1,300
Additions based on tax positions related to the current year	361	79
Additions for tax positions of prior years	—	—
Reductions for tax positions of prior years	—	(97)

Ending Balance	$1,643	$1,282

NOTE 10 – ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities consist of the following (in thousands):

	December 31,
	2009	2008
Accounts payable	$1,311	$1,691
Accrued clinical trial expense	723	1,256
Accrued research and collaboration expense	—	423
Accrued professional fees	192	288
Deferred rent	160	153
Other	72	37

Total accounts payable and accrued liabilities	$2,458	$3,848

NOTE 11 – QUARTERLY FINANCIAL DATA (UNAUDITED)

The following table sets forth certain unaudited quarterly financial data for the eight quarters ended December 31, 2009. The unaudited information set forth below has been prepared on the same basis as the audited information and includes all adjustments necessary to present fairly the information set forth herein. The operating results for any quarter are not indicative of results for any future period. All data is in thousands except per common share data.

	2009				2008
	Q1	Q2	Q3	Q4	Q1	Q2	Q3	Q4
Revenues	$3,157	$4,726	$4,063	$10,241	$2,765	$2,842	$3,745	$6,834
Expenses	$10,182	$9,884	$8,867	$12,656	$11,573	$10,831	$10,127	$9,030
Net loss	$(6,832)	$(4,511)	$(4,851)	$(2,393)	$(7,972)	$(7,419)	$(6,340)	$(2,571)
Net loss per share	$(0.17)	$(0.11)	$(0.12)	$(0.05)	$(0.20)	$(0.18)	$(0.15)	$(0.06)

Expenses for the fourth quarter of 2009 include $1.6 million of additional stock-based compensation relating to true-up of actual versus previously estimated forfeitures pertaining to stock option grants.

ITEM 9 – CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A – CONTROLS AND PROCEDURES

(I) Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934, as amended, (Exchange Act) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission’s (SEC) rules and forms. Our management evaluated, with the participation of our chief executive officer (CEO) and our chief financial officer (CFO), the effectiveness of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) under the Exchange Act. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective, at a reasonable assurance level, as of December 31, 2009 and as of the date of this filing.

There have been no significant changes in Sangamo’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect internal control over financial reporting during the fiscal quarter ended December 31, 2009.

(II) Management’s Report on Internal Control over Financial Reporting

Internal control over financial reporting refers to the process designed by, or under the supervision of, our CEO and CFO, and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, and includes those policies and procedures that:

(1)	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;

(2)	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

(3)	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Management is responsible for establishing and maintaining an adequate internal control over financial reporting for the Company. Internal control over financial reporting cannot provide absolute assurance of achieving financial reporting objectives because of its inherent limitations. Internal control over financial reporting is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Internal control over financial reporting also can be circumvented by collusion or improper management override. Because of such limitations, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework set forth in “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework set forth in “Internal Control—Integrated Framework,” our management concluded that our internal control over financial reporting was effective as of December 31, 2009. The effectiveness of our internal control over financial reporting as of December 31, 2009 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included herein.

(III) Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Sangamo BioSciences, Inc.

We have audited Sangamo BioSciences, Inc.’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Sangamo BioSciences, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Sangamo BioSciences, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009 based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Sangamo BioSciences, Inc. as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2009 and our report dated March 5, 2010 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Palo Alto, California

March 5, 2010

ITEM 9B – OTHER INFORMATION

None.

PART III

Certain information required by Part III is omitted from this Report on Form 10-K since we intend to file our definitive Proxy Statement for our next Annual Meeting of Stockholders, pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended (the “2010 Proxy Statement”), no later than April 30, 2010, and certain information to be included in the 2010 Proxy Statement is incorporated herein by reference.

ITEM 10 – DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item concerning our directors, executive officers, Section 16 compliance and code of ethics is incorporated by reference to the information set forth in the sections titled “Election of Directors,” “Management,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Code of Ethics” in our 2010 Proxy Statement.

ITEM 11 – EXECUTIVE COMPENSATION

The information required by this item regarding executive compensation is incorporated by reference to the information set forth in the sections titled “Executive Compensation” in our 2010 Proxy Statement.

ITEM 12 – SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item regarding security ownership of certain beneficial owners and management is incorporated by reference to the information set forth in the section titled “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plans” in our 2010 Proxy Statement.

ITEM 13 – CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item regarding certain relationships and related transactions is incorporated by reference to the information set forth in the section titled “Certain Relationships and Related Transactions” in our 2010 Proxy Statement.

ITEM 14 – PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item regarding principal accounting fees and services is incorporated by reference to the information set forth in the section titled “Principal Accounting Fees and Services” in our 2010 Proxy Statement.

PART IV

ITEM 15 – EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following documents are included as part of this Annual Report on Form 10-K:

1. Financial Statements—See Index to Consolidated Financial Statements in Item 8.

2. Financial Statement Schedules—Not Applicable.

3. Exhibits—See Index to Exhibits.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 5, 2010.

SANGAMO BIOSCIENCES, INC.

By:	/s/ EDWARD O. LANPHIER II
Edward O. Lanphier II
President, Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/S/ EDWARD O. LANPHIER II Edward O. Lanphier II	President, Chief Executive Officer and Director (Principal Executive Officer)	March 5, 2010

/S/ H. WARD WOLFF H. Ward Wolff	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 5, 2010

/S/ PAUL B. CLEVELAND Paul B. Cleveland	Director	March 5, 2010

/S/ WILLIAM G. GERBER, M.D. William G. Gerber, M.D.	Director	March 5, 2010

/S/ JOHN W. LARSON John W. Larson	Director	March 5, 2010

/S/ STEVEN J. MENTO, PH.D Steven J. Mento, Ph.D	Director	March 5, 2010

/S/ THOMAS G. WIGGANS Thomas G. Wiggans	Director	March 5, 2010

INDEX TO EXHIBITS

Exhibit Number	Description of Document
1.1	Placement Agency Agreement, dated November 10, 2005, among Sangamo, JMP Securities LLC, Piper Jaffray & Co. and Leerink Swann & Company (incorporated by reference to Exhibit 1.1 to the Company’s Form 8-K filed on November 14, 2005).

1.2	Purchase Agreement, dated June 15, 2006, between Sangamo and Piper Jaffray & Co. (incorporated by reference to Exhibit 1.1 to the Company’s Form 8-K filed in June 16, 2006).

1.3	Agency Agreement between Sangamo and JMP Securities, Piper Jaffray & Co., Leerink Swann & Company and Janney Montgomery Scott LLC, dated July 16, 2007 (incorporated by reference to Exhibit 1.1 to the Company’s Form 8-K filed on July 17, 2007).

1.4	Underwriting Agreement between Sangamo and Jefferies & Company, Inc., dated October 6, 2009 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on October 13, 2009).

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1/A (Registration No. 333-30134) filed April 4, 2000).

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1/A (Registration No. 333-30134) filed April 4, 2000).

4.1	Form of Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1/A (Registration No. 333-30134) filed April 4, 2000).

10.1(+)	2000 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-1/A (Registration No. 333-30134) filed February 24, 2000).

10.2	Form of Indemnification Agreement entered into between Sangamo and each of its directors and executive officers (incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form S-1/A (Registration No. 333-30134) filed February 24, 2000).

10.3††	Sublicense Agreement, by and between Sangamo and Johnson & Johnson, dated May 9, 1996 (incorporated by reference to Exhibit 10.8 to the Company’s Registration Statement on Form S-1/A (Registration No. 333-30134) filed April 5, 2000).

10.4††	Patent License Agreement between Sangamo and Massachusetts Institute of Technology, dated May 9, 1996, as amended by the First Amendment, dated December 10, 1997 (incorporated by reference to Exhibit 10.12 to the Company’s Registration Statement on Form S-1/A (Registration No. 333-30134) filed April 4, 2000).

10.5††	License Agreement between Sangamo and the Johns Hopkins University, dated June 25, 1995, as amended by Amendment No. 1, dated July 16, 1998 (incorporated by reference to Exhibit 10.13 to the Company’s Registration Statement on Form S-1/A (Registration No. 333-30134) filed April 4, 2000).

10.6	Triple Net Laboratory Lease, between Sangamo and Point Richmond R&D Associates II, LLC, dated May 23, 1997 (incorporated by reference to Sangamo’s Registration Statement on Form S-1 (Reg. No. 333-30314), as amended).

10.7(+)	Employment Agreement, between Sangamo and Edward O. Lanphier II, dated June 1, 1997 (incorporated by reference to Exhibit 10.15 to the Company’s Registration Statement on Form S-1/A (Registration No. 333-30134) filed March 14, 2000).

10.8††	Second Amendment to Patent License Agreement between Sangamo and Massachusetts Institute of Technology, dated December 2, 1998.

Exhibit Number	Description of Document
10.9	Amendment No. 2 to License Agreement between Sangamo and the Johns Hopkins University, effective as of July 26, 1999.

10.10††	Third Amendment to Patent License Agreement between Sangamo and Massachusetts Institute of Technology, dated September 1, 1999.

10.11	Fourth Amendment to Patent License Agreement between Sangamo and Massachusetts Institute of Technology, effective as of February 10, 2000.

10.12	Amendment No. 3 to License Agreement between Sangamo and the Johns Hopkins University, effective as of March 10, 2000.

10.13	License Agreement by and between The Scripps Research Institute and Sangamo, dated March 14, 2000.

10.14††	Fifth Amendment to Patent License Agreement between Sangamo and Massachusetts Institute of Technology, effective as of December 15, 2000.

10.15(+)	2004 Stock Incentive Plan (incorporated by reference to Appendix C of the Company’s Definitive Proxy Statement on Schedule 14A filed April 29, 2004).

10.16	First Amendment to Triple Net Laboratory Lease, between Sangamo and Point Richmond R&D Associates II, LLC, dated March 12, 2004 (incorporated by reference to Sangamo’s Annual Report on Form 10-K for the year ended December 31, 2004).

10.17††	Sixth Amendment to Patent License Agreement between Sangamo and Massachusetts Institute of Technology, dated September 1, 2005.

10.18†	Research and Commercial Option License Agreement, dated October 5, 2005, between Sangamo and Dow AgroSciences LLC (incorporated by reference to Exhibit 10.23 to the Company’s Annual Report on Form 10-K, filed March 16, 2006).

10.19†	Research, Development and Commercialization Agreement dated October 24, 2006 between Sangamo and Juvenile Diabetes Research Foundation International (incorporated by reference to Exhibit 10.19 to the Company’s Annual Report on Form 10-K, filed March 1, 2007).

10.20††	Seventh Amendment to Patent License Agreement between Sangamo and Massachusetts Institute of Technology, dated October 27, 2006.

10.21	First Amendment of Research and Commercial Option License Agreement between Sangamo and Dow AgroSciences LLC, dated November 7, 2006.

10.22	Asset Purchase Agreement dated December 1, 2006 by and between Sangamo and Edwards Lifesciences LLC (incorporated by reference to the Company’s Form 8-K filed on December 28, 2006).

10.23	Eighth Amendment to Patent License Agreement between Sangamo and Massachusetts Institute of Technology, dated February 1, 2007.

10.24†	Research and License Agreement between Sangamo and Genentech, Inc., dated April 27, 2007 (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q, filed August 9, 2007).

10.25††	Amendment No. 4 to License Agreement between Sangamo and the Johns Hopkins University, effective as of May 21, 2007.

10.26†	License Agreement between Sangamo and Sigma-Aldrich Corporation, dated July 10, 2007 (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q, filed November 1, 2007).

10.27	Common Stock Purchase Agreement between Sangamo and Sigma-Aldrich Corporation, dated July 10, 2007 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on July 10, 2007).

Exhibit Number	Description of Document
10.28	First Amendment of the License Agreement between Sigma-Aldrich Corporation and Sangamo, dated November 9, 2007 (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q filed on November 6, 2009).

10.29†	Letter Agreement between Sangamo and Sigma-Aldrich Corporation, dated February 25, 2008 (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q filed on May 9, 2008).

10.30†	Second Research and License Agreement between Sangamo and Genentech, Inc., dated February 27, 2008 (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q filed on May 9, 2008).

10.31†	License Agreement between Sangamo and Open Monoclonal Technology, Inc., dated April 2, 2008 (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q filed on August 8, 2008).

10.32††	Amendment to License Agreement by and between The Scripps Research Institute and Sangamo, dated April 29, 2008.

10.33†	Research and License Agreement between Sangamo and F. Hoffmann-La Roche Ltd and Hoffmann-La Roche Inc., dated July 2, 2008 (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q filed on November 4, 2008).

10.34(+)	Plan Amendment to 2004 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q filed on August 7, 2008).

10.35†	Letter Agreement between Sangamo and Sigma-Aldrich Corporation, dated July 2, 2008 (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q filed on November 4, 2008).

10.36†	License Agreement between Sangamo and Pfizer Inc., dated December 19, 2008 (incorporated by reference to Exhibit 10.25 to the Company’s Annual Report on Form 10-K, filed March 3, 2009).

10.37(+)	Amended and Restated Employment Agreement between Sangamo and H. Ward Wolff, dated December 31, 2008 (incorporated by reference to Exhibit 10.26 to the Company’s Annual Report on Form 10-K, filed March 3, 2009).

10.38(+)	First Amendment to Employment Agreement between Sangamo and Edward O. Lanphier, dated December 31, 2008 (incorporated by reference to Exhibit 10.27 to the Company’s Annual Report on Form 10-K, filed March 3, 2009).

10.39††	Second Amendment of Research and Commercial Option License Agreement between Sangamo and Dow AgroSciences LLC, dated February 13, 2009.

10.40	Third Amendment of Research and Commercial Option License Agreement between Sangamo and Dow AgroSciences LLC, dated February 28, 2009.

10.41†	Second Amendment of the License Agreement between Sigma-Aldrich Corporation and Sangamo, dated September 25, 2009 (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q filed on November 6, 2009).

10.42	Common Stock Purchase Agreement between Sangamo and Sigma-Aldrich Corporation, dated October 2, 2009 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on October 5, 2009).

10.43†	Third Amendment to the License Agreement between Sigma-Aldrich Corporation and Sangamo, dated October 2, 2009 (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q filed on November 6, 2009).

Exhibit Number	Description of Document
10.44††	First Amendment to the Research, Development and Commercialization Agreement between Sangamo and Juvenile Diabetes Research Foundation International, dated January 8, 2010.

10.45	Fourth Amendment of Research and Commercial Option License Agreement between Sangamo and Dow AgroSciences LLC, dated January 8, 2010.

21.1	Subsidiaries of the Company (incorporated by reference to Exhibit 21.1 to the Company’s Annual Report on Form 10-K, filed March 27, 2003).

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of Principal Financial Officer.

32.1	Certification Pursuant to 18 U.S.C. Section 1350.

†	Confidential treatment has been granted for certain information contained in this document pursuant to an order of the Securities and Exchange Commission. Such information has been omitted and filed separately with the Securities and Exchange Commission.
††	Confidential treatment has been requested for certain information contained in this document. Such information has been omitted and filed separately with the Securities and Exchange Commission.
(+)	Indicates management contract or compensatory plan or arrangement.