Form 10-K/A
period 2009-12-31
SANGAMO BIOSCIENCES INC
filed 2010-04-22
CIK 1001233

UNITED STATES

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

501 Canal Boulevard
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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes   ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes   ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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
Annual Meeting of Stockholders

EXPLANATORY NOTE

This Amendment No. 1 (“Amendment No. 1”) amends the Annual Report on Form 10-K of Sangamo BioSciences, Inc. (the “Company”) for the fiscal year ended December 31, 2009, originally filed with the Securities and Exchange Commission (the “SEC”) on March 5, 2010 (the “Annual Report”). The Company is filing this Amendment No. 1 solely to update Exhibits 10.3, 10.4 and 10.5 to the Annual Report (each, an “Exhibit”). The Company sought confidential treatment for portions of each Exhibit and, following correspondence with the SEC, has restored the portions of each Exhibit that were previously redacted.

Except for the foregoing, this Amendment No. 1 does not amend the Annual Report in any way and does not modify or update any disclosures contained in the Annual Report, which continues to speak as of the original date of the Annual Report. Accordingly, this Amendment No. 1 should be read in conjunction with the Annual Report and the Company’s other filings made with the SEC subsequent to the Annual Report.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following documents are included as part of this Annual Report on Form 10-K:

1. Financial Statements—See Index to Consolidated Financial Statements in Item 8 (incorporated by reference to Item 8 in the Company’s Annual Report on Form 10-K, filed March 5, 2010).

2. Financial Statement Schedules—Not Applicable.

3. Exhibits—See Index to Exhibits.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SANGAMO BIOSCIENCES, INC.

Date: April 21, 2010	By:	/s/ EDWARD O. LANPHIER II
Edward O. Lanphier II
President, Chief Executive Officer and Director (Principal Executive Officer)

INDEX TO EXHIBITS

Exhibit Number	Description of Document

1.1	Placement Agency Agreement, dated November 10, 2005, among Sangamo, JMP Securities LLC, Piper Jaffray & Co. and Leerink Swann & Company (incorporated by reference to Exhibit 1.1 to the Company’s Form 8-K filed on November 14, 2005).

1.2	Purchase Agreement, dated June 15, 2006, between Sangamo and Piper Jaffray & Co. (incorporated by reference to Exhibit 1.1 to the Company’s Form 8-K filed in June 16, 2006).

1.3	Agency Agreement between Sangamo and JMP Securities, Piper Jaffray & Co., Leerink Swann & Company and Janney Montgomery Scott LLC, dated July 16, 2007 (incorporated by reference to Exhibit 1.1 to the Company’s Form 8-K filed on July 17, 2007).

1.4	Underwriting Agreement between Sangamo and Jefferies & Company, Inc., dated October 6, 2009 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on October 13, 2009).

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1/A (Registration No. 333-30134) filed April 4, 2000).

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1/A (Registration No. 333-30134) filed April 4, 2000).

4.1	Form of Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1/A (Registration No. 333-30134) filed April 4, 2000).

10.1(+)	2000 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-1/A (Registration No. 333-30134) filed February 24, 2000).

10.2	Form of Indemnification Agreement entered into between Sangamo and each of its directors and executive officers (incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form S-1/A (Registration No. 333-30134) filed February 24, 2000).

10.3	Sublicense Agreement, by and between Sangamo and Johnson & Johnson, dated May 9, 1996.

10.4	Patent License Agreement between Sangamo and Massachusetts Institute of Technology, dated May 9, 1996, as amended by the First Amendment, dated December 10, 1997.

10.5	License Agreement between Sangamo and the Johns Hopkins University, dated June 25, 1995, as amended by Amendment No. 1, dated July 16, 1998.

10.6	Triple Net Laboratory Lease, between Sangamo and Point Richmond R&D Associates II, LLC, dated May 23, 1997 (incorporated by reference to Sangamo’s Registration Statement on Form S-1 (Reg. No. 333-30314), as amended).

10.7(+)	Employment Agreement, between Sangamo and Edward O. Lanphier II, dated June 1, 1997 (incorporated by reference to Exhibit 10.15 to the Company’s Registration Statement on Form S-1/A (Registration No. 333-30134) filed March 14, 2000).

10.8††	Second Amendment to Patent License Agreement between Sangamo and Massachusetts Institute of Technology, dated December 2, 1998 (incorporated by reference to Exhibit 10.8 to the Company’s Annual Report on Form 10-K, filed March 5, 2010).

10.9	Amendment No. 2 to License Agreement between Sangamo and the Johns Hopkins University, effective as of July 26, 1999 (incorporated by reference to Exhibit 10.9 to the Company’s Annual Report on Form 10-K, filed March 5, 2010).

10.10††	Third Amendment to Patent License Agreement between Sangamo and Massachusetts Institute of Technology, dated September 1, 1999 (incorporated by reference to Exhibit 10.10 to the Company’s Annual Report on Form 10-K, filed March 5, 2010).

10.11	Fourth Amendment to Patent License Agreement between Sangamo and Massachusetts Institute of Technology, effective as of February 10, 2000 (incorporated by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K, filed March 5, 2010).

10.12	Amendment No. 3 to License Agreement between Sangamo and the Johns Hopkins University, effective as of March 10, 2000 (incorporated by reference to Exhibit 10.12 to the Company’s Annual Report on Form 10-K, filed March 5, 2010).

10.13	License Agreement by and between The Scripps Research Institute and Sangamo, dated March 14, 2000 (incorporated by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-K, filed March 5, 2010).

10.14††	Fifth Amendment to Patent License Agreement between Sangamo and Massachusetts Institute of Technology, effective as of December 15, 2000 (incorporated by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K, filed March 5, 2010).

10.15(+)	2004 Stock Incentive Plan (incorporated by reference to Appendix C of the Company’s Definitive Proxy Statement on Schedule 14A filed April 29, 2004).

10.16	First Amendment to Triple Net Laboratory Lease, between Sangamo and Point Richmond R&D Associates II, LLC, dated March 12, 2004 (incorporated by reference to Sangamo’s Annual Report on Form 10-K for the year ended December 31, 2004).

10.17††	Sixth Amendment to Patent License Agreement between Sangamo and Massachusetts Institute of Technology, dated September 1, 2005 (incorporated by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K, filed March 5, 2010).

10.18†	Research and Commercial Option License Agreement, dated October 5, 2005, between Sangamo and Dow AgroSciences LLC (incorporated by reference to Exhibit 10.23 to the Company’s Annual Report on Form 10-K, filed March 16, 2006).

10.19†	Research, Development and Commercialization Agreement dated October 24, 2006 between Sangamo and Juvenile Diabetes Research Foundation International (incorporated by reference to Exhibit 10.19 to the Company’s Annual Report on Form 10-K, filed March 1, 2007).

10.20††	Seventh Amendment to Patent License Agreement between Sangamo and Massachusetts Institute of Technology, dated October 27, 2006 (incorporated by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-K, filed March 5, 2010).

10.21	First Amendment of Research and Commercial Option License Agreement between Sangamo and Dow AgroSciences LLC, dated November 7, 2006 (incorporated by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-K, filed March 5, 2010).

10.22	Asset Purchase Agreement dated December 1, 2006 by and between Sangamo and Edwards Lifesciences LLC (incorporated by reference to the Company’s Form 8-K filed on December 28, 2006).

10.23	Eighth Amendment to Patent License Agreement between Sangamo and Massachusetts Institute of Technology, dated February 1, 2007 (incorporated by reference to Exhibit 10.23 to the Company’s Annual Report on Form 10-K, filed March 5, 2010).

10.24†	Research and License Agreement between Sangamo and Genentech, Inc., dated April 27, 2007 (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q, filed August 9, 2007).

10.25††	Amendment No. 4 to License Agreement between Sangamo and the Johns Hopkins University, effective as of May 21, 2007 (incorporated by reference to Exhibit 10.25 to the Company’s Annual Report on Form 10-K, filed March 5, 2010).

10.26†	License Agreement between Sangamo and Sigma-Aldrich Corporation, dated July 10, 2007 (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q, filed November 1, 2007).

10.27	Common Stock Purchase Agreement between Sangamo and Sigma-Aldrich Corporation, dated July 10, 2007 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on July 10, 2007).

10.28	First Amendment of the License Agreement between Sigma-Aldrich Corporation and Sangamo, dated November 9, 2007 (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q filed on November 6, 2009).

10.29†	Letter Agreement between Sangamo and Sigma-Aldrich Corporation, dated February 25, 2008 (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q filed on May 9, 2008).

10.30†	Second Research and License Agreement between Sangamo and Genentech, Inc., dated February 27, 2008 (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q filed on May 9, 2008).

10.31†	License Agreement between Sangamo and Open Monoclonal Technology, Inc., dated April 2, 2008 (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q filed on August 8, 2008).

10.32††	Amendment to License Agreement by and between The Scripps Research Institute and Sangamo, dated April 29, 2008 (incorporated by reference to Exhibit 10.32 to the Company’s Annual Report on Form 10-K, filed March 5, 2010).

10.33†	Research and License Agreement between Sangamo and F. Hoffmann-La Roche Ltd and Hoffmann-La Roche Inc., dated July 2, 2008 (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q filed on November 4, 2008).

10.34(+)	Plan Amendment to 2004 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q filed on August 7, 2008).

10.35†	Letter Agreement between Sangamo and Sigma-Aldrich Corporation, dated July 2, 2008 (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q filed on November 4, 2008).

10.36†	License Agreement between Sangamo and Pfizer Inc., dated December 19, 2008 (incorporated by reference to Exhibit 10.25 to the Company’s Annual Report on Form 10-K, filed March 3, 2009).

10.37(+)	Amended and Restated Employment Agreement between Sangamo and H. Ward Wolff, dated December 31, 2008 (incorporated by reference to Exhibit 10.26 to the Company’s Annual Report on Form 10-K, filed March 3, 2009).

10.38(+)	First Amendment to Employment Agreement between Sangamo and Edward O. Lanphier, dated December 31, 2008 (incorporated by reference to Exhibit 10.27 to the Company’s Annual Report on Form 10-K, filed March 3, 2009).

10.39††	Second Amendment of Research and Commercial Option License Agreement between Sangamo and Dow AgroSciences LLC, dated February 13, 2009 (incorporated by reference to Exhibit 10.39 to the Company’s Annual Report on Form 10-K, filed March 5, 2010).

10.40	Third Amendment of Research and Commercial Option License Agreement between Sangamo and Dow AgroSciences LLC, dated February 28, 2009 (incorporated by reference to Exhibit 10.40 to the Company’s Annual Report on Form 10-K, filed March 5, 2010).

10.41†	Second Amendment of the License Agreement between Sigma-Aldrich Corporation and Sangamo, dated September 25, 2009 (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q filed on November 6, 2009).

10.42	Common Stock Purchase Agreement between Sangamo and Sigma-Aldrich Corporation, dated October 2, 2009 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on October 5, 2009).

10.43†	Third Amendment to the License Agreement between Sigma-Aldrich Corporation and Sangamo, dated October 2, 2009 (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q filed on November 6, 2009).

10.44††	First Amendment to the Research, Development and Commercialization Agreement between Sangamo and Juvenile Diabetes Research Foundation International, dated January 8, 2010 (incorporated by reference to Exhibit 10.44 to the Company’s Annual Report on Form 10-K, filed March 5, 2010).

10.45	Fourth Amendment of Research and Commercial Option License Agreement between Sangamo and Dow AgroSciences LLC, dated January 8, 2010 (incorporated by reference to Exhibit 10.45 to the Company’s Annual Report on Form 10-K, filed March 5, 2010).

21.1	Subsidiaries of the Company (incorporated by reference to Exhibit 21.1 to the Company’s Annual Report on Form 10-K, filed March 27, 2003).

23.1	Consent of Independent Registered Public Accounting Firm (incorporated by reference to Exhibit 23.1 to the Company’s Annual Report on Form 10-K, filed March 5, 2010).

31.1	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of Principal Financial Officer.

32.1	Certification Pursuant to 18 U.S.C. Section 1350 (incorporated by reference to Exhibit 32.1 to the Company’s Annual Report on Form 10-K, filed March 5, 2010).

†	Confidential treatment has been granted for certain information contained in this document pursuant to an order of the Securities and Exchange Commission. Such information has been omitted and filed separately with the Securities and Exchange Commission.
††	Confidential treatment has been requested for certain information contained in this document. Such information has been omitted and filed separately with the Securities and Exchange Commission.
(+)	Indicates management contract or compensatory plan or arrangement.