Form 10-Q
period 2010-03-31
SANGAMO BIOSCIENCES INC
filed 2010-05-05
CIK 1001233

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 000-30171

SANGAMO BIOSCIENCES, INC.

(exact name of registrant as specified in its charter)

Delaware	68-0359556
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

501 Canal Blvd

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

As of April 30, 2010, 45,102,743 shares of the issuer’s common stock, par value $0.01 per share, were outstanding.

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

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

SANGAMO BIOSCIENCES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	March 31, 2010	December 31, 2009
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$12,204	$21,159
Marketable securities	64,334	63,781
Interest receivable	441	341
Accounts receivable	143	69
Prepaid expenses	342	423

Total current assets	77,464	85,773
Property and equipment, net	1,879	1,654
Other assets	12	12

Total assets	$79,355	$87,439

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued liabilities	$2,026	$2,458
Accrued compensation and employee benefits	787	1,385
Deferred revenues	6,528	11,814

Total current liabilities	9,341	15,657

Commitments and contingencies
Stockholders’ equity:
Common stock, $0.01 par value; 80,000,000 shares authorized, 45,090,286 and 44,994,409 shares issued and outstanding at March 31, 2010 and December 31, 2009, respectively	451	450
Additional paid-in capital	266,181	263,955
Accumulated deficit	(196,619)	(192,641)
Accumulated other comprehensive income	1	18

Total stockholders’ equity	70,014	71,782

Total liabilities and stockholders’ equity	$79,355	$87,439

See accompanying notes.

SANGAMO BIOSCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three months ended March 31,
	2010	2009
Revenues:
Collaboration agreements	$6,199	$3,157
Research grants	449	—

Total revenues	6,648	3,157
Operating expenses:
Research and development	7,365	7,256
General and administrative	3,286	2,926

Total operating expenses	10,651	10,182

Loss from operations	(4,003)	(7,025)
Interest and other income, net	25	193

Net loss	$(3,978)	$(6,832)

Basic and diluted net loss per share	$(0.09)	$(0.17)

Shares used in computing basic and diluted net loss per share	45,033	41,066

See accompanying notes.

SANGAMO BIOSCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three months ended March 31,
	2010	2009
Operating Activities:
Net loss	$(3,978)	$(6,832)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	161	144
Amortization of premium / discount on marketable securities	355	(136)
Stock-based compensation	1,911	1,531
Other	—	57
Changes in operating assets and liabilities:
Interest receivable	(100)	24
Accounts receivable	(74)	(363)
Prepaid expenses and other assets	81	87
Accounts payable and accrued liabilities	(432)	20
Accrued compensation and employee benefits	(598)	449
Deferred revenue	(5,286)	(2,036)

Net cash used in operating activities	(7,960)	(7,055)

Investing Activities:
Purchases of investments	(23,026)	(18,824)
Maturities of investments	22,099	21,250
Purchases of property and equipment	(384)	(55)

Net cash (used in) provided by investing activities	(1,311)	2,371

Financing Activities:
Proceeds from issuance of common stock	328	17
Repurchase of common stock	(12)	(42)

Net cash (used in) provided by financing activities	316	(25)

Effect of exchange rate changes on cash	—	(57)
Net decrease in cash and cash equivalents	(8,955)	(4,766)
Cash and cash equivalents, beginning of period	21,159	19,409

Cash and cash equivalents, end of period	$12,204	$14,643

See accompanying notes.

SANGAMO BIOSCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2010

(Unaudited)

NOTE 1 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Sangamo Biosciences, Inc. (“Sangamo” or the “Company”) have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010. The condensed consolidated balance sheet data at December 31, 2009 was derived from the audited consolidated financial statements included in Sangamo’s Form 10-K for the year ended December 31, 2009, as filed with the SEC. These financial statements should be read in conjunction with the financial statements and footnotes thereto for the year ended December 31, 2009, included in Sangamo’s Form 10-K, as filed with the SEC.

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

Recent Accounting Pronouncement

In October 2009, the Financial Accounting Standards Board (“FASB”) issued updated revenue recognition standards for arrangements with multiple elements. The revised guidance provides for two significant changes to the existing multiple-element arrangements guidance. The first relates to the determination of when the individual deliverables included in a multiple-element arrangement may be treated as separate units of accounting. This change is significant as it will likely result in the requirement to separate more deliverables within an arrangement, ultimately leading to less revenue deferral. The second change modifies the manner in which the transaction consideration is allocated across the separately identifiable deliverables. These changes are likely to result in earlier recognition of revenue for multiple-element arrangements than under previous guidance. These new standards are effective for annual periods ending after June 15, 2010 and are effective for us beginning in the first quarter of fiscal 2011, however early adoption is permitted. We are currently evaluating the impact of adopting these new standards on our consolidated financial statements.

NOTE 2 - INVESTMENTS AND FAIR VALUE MEASUREMENT

Investments

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

SANGAMO BIOSCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

March 31, 2010

(Unaudited)

The table below summarizes the Company’s available-for-sale securities (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
March 31, 2010
Cash equivalents:
Money market funds	$12,008	$—	$—	$12,008

Total	12,008	—	—	12,008

Marketable securities:
U.S. government sponsored entity debt securities	49,759	4	(5)	49,758
U.S. treasury debt securities	14,574	2	—	14,576

Total	64,333	6	(5)	64,334

Total cash equivalents and marketable securities	$76,341	$6	$(5)	$76,342

December 31, 2009
Cash equivalents:
Money market funds	$12,281	$—	$—	$12,281
U.S. government sponsored entity debt securities	7,932	—	(1)	7,931

Total	20,213	—	(1)	20,212

Marketable securities:
U.S. government sponsored entity debt securities	49,103	21	(5)	49,119
U.S. treasury debt securities	14,661	2	(1)	14,662

Total	63,764	23	(6)	63,781

Total cash equivalents and marketable securities	$83,977	$23	$(7)	$83,993

As of March 31, 2010 all of our investments mature in less than one year, there were no material unrealized losses and we had no realized losses for the three months ended March 31, 2010; therefore, we had no other-than-temporary impairments of our available-for-sale securities as of March 31, 2010.

Fair Value Measurement

We measure certain financial assets at fair value on a recurring basis, including cash equivalents and available for sale securities. The fair value of these assets was determined based on a three-tier hierarchy under the authoritative guidance for fair value measurements and disclosures that prioritizes the inputs used in measuring fair value as follows:

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

SANGAMO BIOSCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

March 31, 2010

(Unaudited)

The following tables summarize the Company’s financial instruments (in thousands):

	March 31, 2010 Fair Value Measurements
	Total	Level 1	Level 2	Level 3
Assets:
Marketable securities:
U.S. government sponsored entity debt securities	$49,758	$—	$49,758	$—
U.S. treasury debt securities	14,576	—	14,576	—

Total	$64,334	$—	$64,334	$—

	December 31, 2009 Fair Value Measurements
	Total	Level 1	Level 2	Level 3
Assets:
Marketable securities:
Commercial paper	$49,119	$—	$49,119	$—
Government agencies	14,662	—	14,662	—

Total	$63,781	$—	$63,781	$—

NOTE 3 - BASIC AND DILUTED NET LOSS PER SHARE

Basic net loss per share has been computed by dividing the net loss by the weighted-average number of shares of common stock outstanding during the period. Diluted net loss per share is calculated by dividing net loss by the weighted average number of shares of common stock and potential dilutive securities outstanding during the period.

Because Sangamo is in a net loss position, diluted net loss per share excludes the effects of common stock equivalents consisting of options, which are all anti-dilutive. Had Sangamo been in a net income position, diluted earnings per share would have included the shares used in the computation of basic net loss per share as well as an additional 1,751,992 and 1,121,485 shares for the three months ended March 31, 2010 and 2009, respectively, related to outstanding options.

NOTE 4 - COMPREHENSIVE LOSS

Comprehensive loss is comprised of net loss and other comprehensive income (loss). Other comprehensive income (loss) includes unrealized gains and losses on available-for-sale securities that are excluded from net loss. Comprehensive loss and its components are as follows (in thousands):

	Three months ended March 31,
	2010	2009
Net loss	$(3,978)	$(6,832)
Changes in unrealized gain (loss) on available-for-sale securities	(17)	(79)

Comprehensive loss	$(3,995)	$(6,911)

SANGAMO BIOSCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

March 31, 2010

(Unaudited)

NOTE 5 - MAJOR CUSTOMERS, PARTNERSHIPS AND STRATEGIC ALLIANCES

Agreement with Dow AgroSciences in Plant Agriculture

In October 2005, Sangamo entered into a research license and commercial option agreement with Dow AgroSciences LLC (“DAS”), a wholly owned indirect subsidiary of Dow Chemical Corporation. Under this agreement, the Company is providing DAS with access to the Company’s proprietary zinc finger DNA-binding protein (ZFP) technology and the exclusive right to use the Company’s ZFP technology to modify the genomes or alter the nucleic acid or protein expression of plant cells, plants or plant cell cultures. We have retained rights to use plants or plant-derived products to deliver ZFP transcription factors (ZFP TFs) or zinc-finger nuclease (ZFN) into human or animals for diagnostic, therapeutic, or prophylactic purposes. In addition, the agreement with DAS provided for an initial three year research term. The research program has been extended beyond the initial three year research term and DAS is providing additional research funding.

In June 2008, DAS exercised its option under the agreement to obtain a commercial license to sell products incorporating or derived from plant cells generated using our ZFP technology, including agricultural crops, industrial products and plant-derived biopharmaceuticals. Furthermore, DAS has the right to sublicense our ZFP technology to third parties for use in plant cells, plants, or plant cell cultures.

Revenues under the DAS agreement were $624,000 and $2.2 million during the three months ended March 31, 2010 and 2009, respectively. Related costs and expenses incurred under the agreement were $569,000 and $813,000 during the three months ended March 31, 2010 and 2009, respectively.

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

In October 2009, Sangamo expanded its license agreement with Sigma. In addition to the original terms of the license agreement, Sangamo provided Sigma with the exclusive rights to develop and distribute ZFP-modified cell lines for commercial production of protein pharmaceuticals and certain ZFP-engineered transgenic animals for commercial applications. Under the terms of the agreement, Sigma made a total upfront payment of $20.0 million. There were two components to the $20.0 million we received: an equity investment by Sigma in 636,133 shares of Sangamo common stock valued at $4.9 million and a $15.1 million upfront license fee. The upfront license fee is being recognized on a straight-line basis from the effective date of the expanded license through July 2010, which represents the period over which we have a remaining performance obligation with Sigma. Over such period of time, Sangamo is obligated to perform research services for Sigma.

Revenues related to the Sigma agreement, excluding royalty revenues, were $5.3 million and $579,000 during the three months ended March 31, 2010 and 2009, respectively. Royalty revenues under the Sigma agreement were $220,000 and $63,000 during the three months ended March 31, 2010 and 2009, respectively. Related costs and expenses incurred under the Sigma agreement were $491,000 and $606,000 for the three months ended March 31, 2010 and 2009, respectively.

The Juvenile Diabetes Research Foundation International

In October 2006, we announced a partnership with the Juvenile Diabetes Research Foundation International (“JDRF”) to provide financial support to one of Sangamo’s Phase 2 human clinical studies (SB-509-601) of SB-509, a ZFP Therapeutic that is in development for the treatment of diabetic neuropathy. Under the agreement with JDRF and subject to its terms and conditions, including the Company’s achievement of certain milestones associated with the Company’s Phase 2 clinical trial of SB-509 for the

SANGAMO BIOSCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

March 31, 2010

(Unaudited)

treatment of mild to moderate diabetic neuropathy, JDRF agreed to pay the Company an aggregate amount of up to $3.0 million. Through December 31, 2009, the Company has received $3.0 million in connection with the original agreement. After the first commercial launch of SB-509 in a major market, JDRF has the right to receive, subject to certain limitations, annual payments from Sangamo, until such time when the total amount paid to JDRF, including payments made on account of certain licensing arrangements, equal to three times the amount received by us from JDRF.

In January 2010, JDRF and Sangamo amended the agreement and JDRF will provide an additional amount of up to $3.0 million in funding for a Phase 2b trial in diabetic neuropathy (SB-509-901). Initiation of this trial was also announced in January 2010. Under the agreement with JDRF and subject to its terms and conditions, including the Company’s achievement of certain milestones associated with the Company’s Phase 2b clinical trial of SB-509 in diabetic neuropathy, JDRF will pay the Company an aggregate amount of up to $3.0 million. Revenue is recognized ratably over the estimated duration of time to achieve the development milestones set forth in the agreement, and cumulative revenue recognized will not exceed the amount of funding received by JDRF for the achievement of milestones set forth in the agreement.

Revenues attributable to activities performed under the JDRF partnership were $375,000 and $0 during the three months ended March 31, 2010 and 2009, respectively. Related costs and expenses incurred were $1.7 million and $368,000 during the three months ended March 31, 2010 and 2009, respectively.

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

NOTE 7 - STOCK-BASED COMPENSATION

The following table shows total stock-based compensation expenses included in the condensed consolidated statement of operations for the three months ended March 31, 2010 and 2009 (in thousands):

	Three months ended March 31,
	2010	2009
Costs and expenses:
Research and development	$940	$716
General and administrative	971	815

Total stock-based compensation expense	$1,911	$1,531

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The discussion in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contains trend analysis, estimates and other forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements include, without limitation, statements containing the words “believes,” “anticipates,” “expects,” “continue,” and other words of similar import or the negative of those terms or expressions. Such forward-looking statements are subject to known and unknown risks, uncertainties, estimates and other factors that may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. You should read the following discussion and analysis along with the financial statements and notes attached to those statements included elsewhere in this report and in our annual report on Form 10-K for the year ended December 31, 2009 as filed with the SEC on March 5, 2010.

Overview

We were incorporated in June 1995. From our inception through March 31, 2010, our activities related primarily to establishing and operating a biotechnology research and development organization and developing relationships with our corporate collaborators. Our scientific and business development endeavors currently focus on the engineering of novel zinc finger DNA-binding proteins (ZFPs) for the regulation and modification of genes. We have incurred net losses since inception and expect to incur losses in the future as we continue our research and development activities. To date, we have funded our operations primarily through the issuance of equity securities, borrowings, payments from research grants and from corporate collaborators and strategic partners. As of March 31, 2010, we had an accumulated deficit of $196.6 million.

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

In the development of our ZFP technology platform, we have continued to place more emphasis internally on higher-value therapeutic product development and less on our Enabling Technology applications. We believe this shift in emphasis has the potential to increase the return on investment to our stockholders by allocating capital resources to higher value, therapeutic product development activities. At the same time, it may reduce our revenues over the next several years and subject us to higher financial risk by increasing expenses associated with product development. We have filed Investigational New Drug (IND) applications with the U.S. Food and Drug Administration (FDA) and have initiated several Phase 2 clinical trials and a Phase 2b clinical trial of a ZFP Therapeutic in subjects with diabetic neuropathy and one Phase 2 clinical trial in subjects with ALS. We are also conducting two Phase 1 clinical trials to evaluate a ZFP Therapeutic for the treatment of HIV/AIDS and one Phase 1 clinical trial to evaluate a ZFP Therapeutic for the treatment of glioblastoma, a type of brain cancer. Development of novel therapeutic products is costly and is subject to a lengthy and uncertain regulatory process by the FDA. Our future products are gene-based therapeutics. Adverse events in both our own clinical program and other programs may have a negative impact on regulatory approval, the willingness of potential commercial partners to enter into agreements and the perception of the public.

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

Critical Accounting Estimates

The accompanying discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements and the related disclosures, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates, assumptions and judgments that affect the reported amounts in our consolidated financial statements and accompanying notes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe that there have been no significant changes in our critical accounting policies and estimates disclosed in our Annual Report on Form 10-K for the year ended December 31, 2009, as filed with the SEC.

RESULTS OF OPERATIONS

Three months ended March 31, 2010 and 2009

Revenues

	Three months ended March 31,
	(in thousands, except percentage values)
	2010	2009	Change	%
Revenues:
Collaboration agreements	$6,199	$3,157	$3,042	96%
Research grants	449	—	449	NA

Total revenues	$6,648	$3,157	$3,491	111%

Total revenues consist of revenues from collaboration agreements, strategic partnerships and research grants.

Revenues from our corporate collaboration and strategic partnering agreements were $6.2 million for the three months ended March 31, 2010, compared to $3.2 million in the corresponding period in 2009. The increase in collaboration agreement revenues was primarily attributable to increased revenues of $4.8 million in connection with our expanded license agreement with Sigma, partially offset by decreased revenues of $1.6 million in connection with our research license and commercial option agreement with DAS. Research grant revenues were $449,000 for the three months ended March 31, 2010, compared to $0 in the corresponding period in 2009. Research grant revenues for the three months ended March 31, 2010 were primarily related to our partnership with JDRF.

Operating Expenses

	Three months ended March 31,
	(in thousands, except percentage values)
	2010	2009	Change	%
Operating Expenses:
Research and development	$7,365	$7,256	$109	2%
General and administrative	3,286	2,926	360	12%

Total expenses	$10,651	$10,182	$469	5%

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

Research and development expenses were $7.4 million for the three months ended March 31, 2010, compared to $7.3 million in the corresponding period in 2009. The increase in research and development expenses was primarily attributable to increased salaries and benefits of $217,000, increased stock-based compensation expenses of $225,000 and increased consulting of $149,000. This was partially offset by decreased clinical studies expenses of $254,000, primarily associated with our diabetic neuropathy program, and decreased manufacturing expenses of $167,000, primarily related to our Phase 1 glioblastoma clinical trial.

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

General and administrative expenses were $3.3 million for the three month period ended March 31, 2010 and $2.9 million for the corresponding period in 2009. The increase in general and administrative expenses was primarily attributable to increased stock-based compensation expenses of $156,000 and increased corporate and patent legal expenses of $156,000.

Interest and Other Income, net

	Three months ended March 31,
	(in thousands, except percentage values)
	2010	2009	Change	%
Interest and other income, net	$25	$193	$(168)	(87%)

Interest and other income, net, was $25,000 for the three months ended March 31, 2010, compared to $193,000 in the corresponding period in 2009. The decrease was primarily due to lower interest income earned due to lower average investment balances and lower interest rates.

Liquidity and Capital Resources

Liquidity

Since inception, we have incurred significant annual net losses and we have funded our operations primarily through the issuance of equity securities, borrowings, payments from research grants and from corporate collaborators and strategic partners.

As of March 31, 2010, we had cash, cash equivalents, marketable securities and interest receivable totaling $77.0 million compared to $85.3 million as of December 31, 2009. The decrease was primarily attributable capital required to fund our continuing operations, including advancement of our ZFP Therapeutic programs. Our most significant use of capital pertains to salaries and benefits for our employees and external development expenses, such as manufacturing and clinical trial activity, related to our ZFP Therapeutic programs. Our cash and investment balances are held in a variety of interest bearing instruments, including obligations of U.S. government agencies, U.S. treasury debt securities and money market funds. Cash in excess of immediate requirements is invested in accordance with our investment policy with a view toward capital preservation and liquidity.

Cash Flow

Net cash used in operating activities for the three months ended March 31, 2010 and 2009 was $8.0 million and $7.1 million, respectively. Net cash used in operating activities for the three months ended March 31, 2010 primarily reflects the net loss for the period as well as a decrease in deferred revenues, primarily associated with our expanded Sigma license agreement, partially offset by stock-based compensation. Net cash used in operating activities for the three months ended March 31, 2009 primarily reflects the net loss for the period as well as a decrease in deferred revenues, primarily associated with our expanded DAS license agreement, partially offset by stock-based compensation.

Net cash used in investing activities was $1.3 million for the three months ended March 31, 2010, compared to net cash provided by investing activities of $2.4 million for the corresponding period in 2009. Cash flows from investing activities for both periods primarily relates to purchases and maturities of investments.

Net cash provided by financing activities was $316,000 for the three months ended March 31, 2010 and primarily related to proceeds from the issuance of common stock upon exercise of stock options. Net cash used in financing activities for the three months ended March 31, 2009 was $25,000 and primarily related to the repurchase of common stock.

Operating Capital and Capital Expenditure Requirements

While we expect our rate of cash usage to increase in the future, in particular, to support our product development endeavors, we believe that the available cash resources, funds received from corporate collaborators, strategic partners and research grants will enable us to maintain our currently planned operations through 2011. Future capital requirements will be substantial and if our capital resources are insufficient to meet future capital requirements, we will need to raise additional capital to fund our operations, including ZFP Therapeutic development activities. Additional capital may not be available in terms acceptable to us, or at all. If adequate funds are not available, or if the terms underlying potential funding sources are unfavorable, our business and our ability to develop our technology and our ZFP Therapeutic products would be harmed.

Our future capital requirements will depend on many forward looking factors and are not limited to the following:

•	the initiation, progress, timing and completion of clinical trials for our product candidates and potential product candidates;

•	the outcome, timing and cost of regulatory approvals;

•	delays that may be caused by changing regulatory requirements;

•	the number of product candidates that we pursue;

•	the costs involved in filing and prosecuting patent applications and enforcing and defending patent claims;

•	the timing and terms of future in-licensing and out-licensing transactions;

•	the cost and timing of establishing sales, marketing, manufacturing and distribution capabilities;

•	the cost of procuring clinical and commercial supplies of our product candidates;

•	the extent to which we acquire or invest in businesses, products or technologies; and

•	the possible costs of litigation.

Recent Accounting Pronouncement

In October 2009, the Financial Accounting Standards Board (“FASB”) issued updated revenue recognition standards for arrangements with multiple elements. The revised guidance provides for two significant changes to the existing multiple-element arrangements guidance. The first relates to the determination of when the individual deliverables included in a multiple-element arrangement may be treated as separate units of accounting. This change is significant as it will likely result in the requirement to separate more deliverables within an arrangement, ultimately leading to less revenue deferral. The second change modifies the manner in which the transaction consideration is allocated across the separately identifiable deliverables. These changes are likely to result in earlier recognition of revenue for multiple-element arrangements than under previous guidance. These new standards are effective for annual periods ending after June 15, 2010 and are effective for us beginning in the first quarter of fiscal 2011, however early adoption is permitted. We are currently evaluating the impact of adopting these new standards on our consolidated financial statements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. We do not have any foreign currency or other derivative financial instruments.

Our market risks at March 31, 2010 have not changed materially from those discussed in Item 7A of our Form 10-K for the year ended December 31, 2009 on file with the SEC.

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

This Form 10-Q contains forward-looking information based on our current expectations. Because our actual results may differ materially from any forward-looking statements made by or on behalf of Sangamo, this section includes a discussion of important factors that could affect our actual future results, including, but not limited to, our revenues, expenses, net loss and loss per share. You should carefully consider these risk factors, together with all of the other information included in this Form 10-Q as well as our other publicly available filings with the Securities and Exchange Commission.

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

A number of companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in late stage clinical trials even after achieving promising results in earlier stage clinical trials. The results in early phases of clinical testing are based upon limited numbers of patients and a limited follow-up period. Typically, our Phase 1 clinical trials for indications of safety enroll less than 50 patients. The initial results from the Phase 1 clinical trial of our ZFP Therapeutic product, SB-509, became available in the first half of 2006 and the complete data set was presented in June 2008. The primary end point of the trial was clinical and laboratory safety; however, we collected some preliminary efficacy data that showed trends of clinical improvement in some subjects. Our first Phase 2 clinical trial (SB-509-601) for safety and efficacy in subjects with diabetic neuropathy enrolled 110 patients, and initial top-line data from this study were presented in November 2008. While these results demonstrated that the drug was well-tolerated in a repeat-dose setting, no differences were observed in neurologic end-points between the SB-509 and placebo-treated subjects. Subsequently, we have performed subgroup analyses of these data which suggest that positive and clinically relevant effects of the drug are more clearly demonstrated in subjects with a certain severity of disease. We have initiated a Phase 2b trial that will enroll 150 patients with diabetic neuropathy and has trial inclusion criteria based on the data derived from these subgroup analyses. If this Phase 2b trial or larger studies do not yield positive results, or if earlier positive results are not reproducible, we may choose not to continue development of this product and it may not receive approval from the FDA. Failure to confirm favorable results from earlier trials by demonstrating the safety and effectiveness of our ZFP Therapeutic products in late stage clinical trials with larger patient populations could have a material adverse effect on our business that would cause our stock price to decline significantly.

We have limited experience in conducting clinical trials.

Our ZFP Therapeutics may fail to show the desired safety and efficacy in initial clinical trials. We have completed a Phase 1 trial and several Phase 2 clinical trials and have ongoing Phase 2 and Phase 2b trials of our ZFP Therapeutic for diabetic neuropathy. We have an additional Phase 2 trial of SB-509 for ALS and have two ongoing Phase 1 trials of a ZFP Therapeutic for HIV/AIDS and a Phase 1 trial for glioblastoma. However, the FDA will require additional clinical testing which involves significantly greater resources, commitments and expertise that may require us to enter into a collaborative relationship with a pharmaceutical company that could assume responsibility for late-stage development and commercialization. We have limited experience in conducting clinical trials and may not possess the necessary resources and expertise to complete such trials, and there is no guarantee that we will be able to enter into collaborative relationships with third parties that can provide us with the funding and expertise for such trials.

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

Our proprietary research programs consist of research which is funded solely by the Company and in which the Company retains exclusive rights to therapeutic products generated by such research. This is in contrast to certain of our research programs that may be funded by corporate partners and in which we may share rights to any resulting products. We have conducted proprietary research since inception. However, in the past several years, our strategy has shifted toward placing greater emphasis on proprietary research and therapeutic development and we expect this trend will continue as we continue to prosecute our Phase 1 and Phase 2 clinical trials and bring new ZFP Therapeutics into clinical trials. Conducting proprietary research programs may not generate corresponding revenue and may create conflicts with our collaborators or strategic partners over rights to our intellectual property with respect to our proprietary research activities. Any conflict with our collaborators or strategic partners could reduce our ability to enter into future collaborations or strategic partnering agreements and negatively impact our relationship with existing collaborators and strategic partners which could reduce our revenue and delay or terminate our product development. The implementation of this strategy will involve substantially greater business risks, the expenditure of significantly greater funds than our historic research activities and will require substantial commitments of time from our management and staff.

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

We have generated operating losses since we began operations in 1995. The extent of our future losses and the timing of profitability are uncertain, and we expect to incur losses for the foreseeable future. We have been engaged in developing our ZFP TF technology since inception, which has and will continue to require significant research and development expenditures. To date, the principal source of our funding has been the sale of our equity. In October 2009, we completed an underwritten public offering of 3,000,000 shares of our common stock at a public offering price of $7.20 per share resulting in net proceeds to us of approximately $20.9 million. Also in October 2009, we entered into an expansion of our license agreement with Sigma-Aldrich Corporation (“Sigma”) and a related stock purchase agreement under which we sold to Sigma 636,133 shares of our common stock valued at $4.9 million. In July 2007, we completed a registered direct offering to institutional investors for a total of 3,278,689 shares of common stock, at a price of $9.15 per share, resulting in net proceeds to us of $28.0 million. Also in July 2007, we entered into a license agreement and a related stock purchase agreement with Sigma under which we sold to Sigma 1.0 million shares of Sangamo’s common stock valued at $8.55 million. In June 2006, in an underwritten public offering and pursuant to an effective registration statement, we sold 3,100,000 shares of common stock at a public offering price of $6.75 per share, resulting in net proceeds of approximately $20.2 million. In November 2005, we completed a registered direct offering to institutional and strategic investors for a total of 5,080,000 shares of common stock at a price of $3.85 per share to the investors, resulting in net proceeds to Sangamo of approximately $18.2 million. We have also generated funding from revenues derived from strategic partnering agreements, Enabling Technology collaborations, federal government research grants and grants awarded by research foundations. As of March 31, 2010, we had an accumulated deficit of $196.6 million. Losses will increase as we expand and extend our research and development activities into human therapeutic product development. If the time required to generate significant product revenues and achieve profitability is longer than we currently anticipate or if we are unable to generate liquidity through equity financing or other sources of funding, we may not be able to sustain our operations.

We may be unable to raise additional capital, which would harm our ability to develop our technology and products.

We have incurred significant operating losses and negative operating cash flows since inception and have not achieved profitability. We expect capital outlays and operating expenditures to increase over the next several years as we expand our infrastructure and research and ZFP Therapeutic product development activities. While we believe our financial resources will be adequate to sustain our current operations through 2011, we may need to seek additional sources of capital through equity or debt financing. In the past year, the credit markets have experienced significant upheaval, while the equity market has demonstrated a high degree of volatility. As a result, we believe that the difficulty of an emerging biotechnology company raising capital through equity or debt financing has increased significantly. We do not know when, or if, the prospects for an emerging biotechnology company to raise capital will improve. In addition, as we focus our efforts on proprietary human therapeutics, we will need to seek FDA approval of potential products, a process that could cost in excess of $100 million per product. We cannot be certain that we will be able to obtain financing on terms acceptable to us, or at all. If adequate funds are not available, our business and our ability to develop our technology and ZFP Therapeutic products would be harmed.

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

We are a small company with 76 full-time employees as of May 1, 2010, and our success depends on our continued ability to attract, retain, and motivate highly qualified management and scientific personnel and our ability to develop and maintain important relationships with leading research and academic institutions and scientists. Competition for personnel and academic and other research collaborations is intense. The success of our technology development programs depends on our ability to attract and retain highly trained personnel. We have experienced a rate of employee turnover that we believe is typical of emerging biotechnology companies. If we lose the services of personnel with the necessary skills, it could significantly impede the achievement of our research and development objectives. If we fail to negotiate additional acceptable collaborations with academic and other research institutions and scientists, or if our existing collaborations are unsuccessful, our ZFP Therapeutic development programs may be delayed or may not succeed.

Risks Relating to our Common Stock and Corporate Organization

Our stock price has been volatile and may continue to be volatile, which could result in substantial losses for investors.

During the quarter ended March 31, 2010, our common stock price ranged from a low of $4.76 to high of $6.63. During the past two years, our common stock price has fluctuated significantly, ranging from a low of $2.72 to a high of $9.03 during the year ended December 31, 2009, and a low of $1.95 to a high of $13.65 during the year ended December 31, 2008. Financial market instability in 2008 and 2009 caused by the turmoil in the financial industry and an economic recession has further contributed to the volatility of our stock price. Volatility in our common stock could cause stockholders to incur substantial losses. An active public market for our common stock may not be sustained, and the market price of our common stock may continue to be highly volatile. The market price of our common stock has fluctuated significantly in response to various factors, some of which are beyond our control, including but not limited to the following:

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

We have a relatively low volume of daily trades in our common stock on the Nasdaq Global Market. For example, the average daily trading volume in our common stock on the Nasdaq Global Market over the ten-day trading period prior to May 1, 2010 was 249,900 shares per day. Any large transactions in our common stock may be difficult to conduct and may cause significant fluctuations in the price of our common stock.

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

Dated: May 5, 2010

SANGAMO BIOSCIENCES, INC.

/s/ H. WARD WOLFF
H. Ward Wolff
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)