Form 10-Q
period 2010-06-30
SANGAMO BIOSCIENCES INC
filed 2010-08-05
CIK 1001233

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

As of July 30, 2010, 45,200,617 shares of the registrant’s common stock, par value $0.01 per share, were outstanding.

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

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

SANGAMO BIOSCIENCES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	June 30, 2010	December 31, 2009
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$12,789	$21,159
Marketable securities	56,201	63,781
Interest receivable	286	341
Accounts receivable	262	69
Prepaid expenses	697	423

Total current assets	70,235	85,773
Property and equipment, net	1,858	1,654
Other assets	12	12

Total assets	$72,105	$87,439

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued liabilities	$1,629	$2,458
Accrued compensation and employee benefits	965	1,385
Deferred revenues	1,043	11,814

Total current liabilities	3,637	15,657

Commitments and contingencies
Stockholders’ equity:
Common stock, $0.01 par value; 80,000,000 shares authorized, 45,200,617 and 44,994,409 shares issued and outstanding at June 30, 2010 and December 31, 2009, respectively	452	450
Additional paid-in capital	268,481	263,955
Accumulated deficit	(200,479)	(192,641)
Accumulated other comprehensive income	14	18

Total stockholders’ equity	68,468	71,782

Total liabilities and stockholders’ equity	$72,105	$87,439

See accompanying notes.

SANGAMO BIOSCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Revenues:
Collaboration agreements	$6,210	$4,213	$12,409	$7,370
Research grants	315	513	764	513

Total revenues	6,525	4,726	13,173	7,883
Operating expenses:
Research and development	7,147	6,877	14,512	14,133
General and administrative	3,257	3,007	6,543	5,933

Total operating expenses	10,404	9,884	21,055	20,066

Loss from operations	(3,879)	(5,158)	(7,882)	(12,183)
Interest and other income, net	19	647	44	840

Net loss	$(3,860)	$(4,511)	$(7,838)	$(11,343)

Basic and diluted net loss per share	$(0.09)	$(0.11)	$(0.17)	$(0.28)

Shares used in computing basic and diluted net loss per share	45,157	41,123	45,096	41,094

See accompanying notes.

SANGAMO BIOSCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six months ended June 30,
	2010	2009
Operating activities:
Net loss	$(7,838)	$(11,343)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	331	291
Amortization of premium / discount on marketable securities	647	(70)
Stock-based compensation	3,847	3,002
Other	—	(493)
Changes in operating assets and liabilities:
Interest receivable	55	(131)
Accounts receivable	(193)	487
Prepaid expenses and other assets	(274)	(209)
Accounts payable and accrued liabilities	(829)	(1,304)
Accrued compensation and employee benefits	(420)	595
Deferred revenues	(10,771)	(3,983)

Net cash used in operating activities	(15,445)	(13,158)

Investing activities:
Purchases of investments	(53,976)	(28,650)
Maturities of investments	60,905	36,500
Purchases of property and equipment	(535)	(96)

Net cash provided by investing activities	6,394	7,754

Financing activities:
Proceeds from issuance of common stock	681	276

Net cash provided by financing activities	681	276

Effect of exchange rate changes on cash	—	493
Net decrease in cash and cash equivalents	(8,370)	(4,635)
Cash and cash equivalents, beginning of period	21,159	19,409

Cash and cash equivalents, end of period	$12,789	$14,774

See accompanying notes.

SANGAMO BIOSCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2010

(Unaudited)

NOTE 1 - BASIS OF PRESENTATION

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Sangamo Biosciences, Inc. (“Sangamo” or the “Company”) have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months and six months ended June 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010. The condensed consolidated balance sheet data at December 31, 2009 was derived from the audited consolidated financial statements included in Sangamo’s Form 10-K for the year ended December 31, 2009, as filed with the SEC. These financial statements should be read in conjunction with the financial statements and footnotes thereto for the year ended December 31, 2009, included in Sangamo’s Form 10-K, as filed with the SEC.

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

Subsequent Events

We have evaluated subsequent events through the time of filing this Quarterly Report on Form 10-Q. We are not aware of any significant events that occurred subsequent to the balance sheet date but prior to the filing of this report that would have a material impact on our condensed consolidated financial statements.

NOTE 2 - INVESTMENTS AND FAIR VALUE MEASUREMENT

Investments

Sangamo classifies its marketable securities as available-for-sale and records its investments at fair value. Available for sale securities are carried at estimated fair value based on quoted market prices, with the unrealized holding gains and losses included in accumulated other comprehensive income.

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

The table below summarizes the Company’s available-for-sale securities (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
June 30, 2010
Cash equivalents:
Money market funds	$9,925	$—	$—	$9,925
U.S. government sponsored entity debt securities	2,750	—	—	2,750

Total	12,675	—	—	12,675

Marketable securities:
U.S. government sponsored entity debt securities	54,685	13	—	54,698
U.S. treasury debt securities	1,503	—	—	1,503

Total	56,188	13	—	56,201

Total cash equivalents and marketable securities	$68,863	$13	$—	$68,876

December 31, 2009
Cash equivalents:
Money market funds	$12,281	$—	$—	$12,281
U.S. government sponsored entity debt securities	7,932	—	(1)	7,931

Total	20,213	—	(1)	20,212

Marketable securities:
U.S. government sponsored entity debt securities	49,103	21	(5)	49,119
U.S. treasury debt securities	14,661	2	(1)	14,662

Total	63,764	23	(6)	63,781

Total cash equivalents and marketable securities	$83,977	$23	$(7)	$83,993

As of June 30, 2010 all of our investments mature in less than one year, there were no material unrealized losses and we had no realized losses for the three and six months ended June 30, 2010; therefore, we had no other-than-temporary impairments of our available-for-sale securities as of June 30, 2010.

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

The fair value measurements of our cash equivalents and available-for-sale marketable securities are identified at the following levels within the fair value hierarchy (in thousands):

	June 30, 2010 Fair Value Measurements
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents:
Money market funds	$9,925	$9,925	$—	$—
U.S. government sponsored entity debt securities	2,750	—	2,750	—

Total	12,675	9,925	2,750	—
Marketable securities:
U.S. government sponsored entity debt securities	54,698	—	54,698	$—
U.S. treasury debt securities	1,503	—	1,503	—

Total	56,201	—	56,201	—

Total cash equivalents and marketable securities	$68,876	$9,925	$58,951	$—

	December 31, 2009 Fair Value Measurements
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents:
Money market funds	$12,281	$12,281	$—	$—
U.S. government sponsored entity debt securities	7,931	—	7,931	—

Total	20,212	12,281	7,931	—
Marketable securities:
U.S. government sponsored entity debt securities	$49,119	$—	$49,119	$—
U.S. treasury debt securities	14,662	—	14,662	—

Total	63,781	—	63,781	—

Total cash equivalents and marketable securities	$83,993	$12,281	$71,712	$—

NOTE 3 - BASIC AND DILUTED NET LOSS PER SHARE

Basic net loss per share has been computed by dividing the net loss by the weighted-average number of shares of common stock outstanding during the period. Diluted net loss per share is calculated by dividing net loss by the weighted average number of shares of common stock and potential dilutive securities outstanding during the period. Potential dilutive securities primarily consist of outstanding employee stock options and are determined using the treasury stock method at an average market price during the period.

Because Sangamo is in a net loss position, diluted earnings per share excludes the effects of potential dilutive securities. Had Sangamo been in a net income position, diluted earnings per share would have included the shares used in the computation of basic net loss per share as well as an additional 979,131 and 282,788 shares for 2010 and 2009, respectively, related to outstanding options.

NOTE 4 - COMPREHENSIVE LOSS

Comprehensive loss is comprised of net loss and other comprehensive income (loss). Other comprehensive income (loss) includes unrealized gains and losses on available-for-sale securities that are excluded from net loss. Comprehensive loss and its components are as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Net loss	$(3,860)	$(4,511)	$(7,838)	$(11,343)
Changes in unrealized gain on securities available-for-sale	13	(76)	(4)	(155)

Comprehensive loss	$(3,847)	$(4,587)	$(7,842)	$(11,498)

NOTE 5 - MAJOR CUSTOMERS, PARTNERSHIPS AND STRATEGIC ALLIANCES

Collaboration Agreements

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

Revenues under the DAS agreement were $624,000 and $2.2 million during the three months ended June 30, 2010 and 2009, respectively, and $1.2 million and $4.4 million during the six months ended June 30, 2010 and 2009, respectively. Related costs and expenses incurred under the agreement were $569,000 and $813,000 during the three months ended June 30, 2010 and 2009, respectively, and $1.1 million and $1.6 million during the six months ended June 30, 2010 and 2009, respectively.

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

Revenues related to the Sigma agreement, excluding royalty revenues, were $5.3 million and $1.6 million during the three months ended June 30, 2010 and 2009, respectively, and $10.7 million and $2.2 million during the six months ended June 30, 2010 and 2009, respectively. Royalty revenues under the Sigma agreement were $131,000 and $3,000 during the three months ended June 30, 2010 and 2009, respectively, and $351,000 and $66,000 during the six months ended June 30, 2010 and 2009, respectively. Related costs and expenses incurred under the Sigma agreement were $415,000 and $550,000 for the three months ended June 30, 2010 and 2009, respectively, and $906,000 and $1.2 million during the six months ended June 30, 2010 and 2009, respectively.

Funding from Research Foundations

The Juvenile Diabetes Research Foundation International

In October 2006, the Juvenile Diabetes Research Foundation International (“JDRF”) agreed to provide financial support for one of Sangamo’s Phase 2 human clinical studies (SB-509-601) of SB-509, a ZFP Therapeutic that is in development for the treatment of diabetic neuropathy. Under the agreement with JDRF and subject to its terms and conditions, including the Company’s achievement of certain milestones associated with the Company’s Phase 2 clinical trial of SB-509 for the treatment of mild to moderate diabetic neuropathy, JDRF agreed to pay the Company an aggregate amount of up to $3.0 million. Through December 31, 2009, the Company has received $3.0 million in connection with the original agreement. After the first commercial launch of SB-509 in a major market, JDRF has the right to receive, subject to certain limitations, annual payments from Sangamo, until the total amount paid to JDRF, including payments made on account of certain licensing arrangements, is equal to three times the amount received by Sangamo from JDRF.

In January 2010, JDRF and Sangamo amended the agreement and subject to its terms and conditions, JDRF will provide additional funding of up to $3.0 million for a Phase 2b trial in diabetic neuropathy (SB-509-901) which is intended to partially fund expenses related to the trial. Initiation of this trial was also announced in January 2010. Revenue is recognized ratably over the estimated duration of time to achieve the development milestones set forth in the agreement, and cumulative revenue recognized is not to exceed the amount of funding received from JDRF for the achievement of milestones set forth in the agreement.

Revenues attributable to activities performed under the JDRF grant agreement were $125,000 and $500,000 during the three months ended June 30, 2010 and 2009, respectively, and $500,000 and $500,000 during the six months ended June 30, 2010 and 2009, respectively.

The Michael J. Fox Foundation for Parkinson’s Research

In January 2007, the Michael J. Fox Foundation for Parkinson’s Research (“MJFF”) agreed to provide financial support to Sangamo for the development of a ZFP Therapeutic to treat Parkinson’s disease. Sangamo is developing ZFP TFs to activate the expression of glial cell line-derived neurotrophic factor (GDNF), a growth factor that has shown promise in preclinical testing to slow or stop the progression of Parkinson’s disease. Under the original agreement with MJFF and subject to its terms and conditions, MJFF paid the Company $950,000 over a period of two years and we have received the total funds due from MJFF. In June 2010, Sangamo announced renewed funding from MJFF to support studies of ZFP TF activators of GDNF. Subject to the terms and conditions of the agreement, the $895,000 award will be paid over a period of two years and is intended to substantially fund Sangamo’s research efforts related to the agreement. Revenue is to be recognized based on expenses incurred by Sangamo to conduct research efforts set forth in the agreement.

Revenues attributable to research and development performed under the MJFF grant agreement were $23,000 during the three and six months ended June 30, 2010.

California Institute for Regenerative Medicine

In October 2009, the California Institute for Regenerative Medicine (“CIRM”), a State of California entity, granted a $14.5 million Disease Team Research Award to develop an AIDS-related lymphoma therapy based on the application of ZFP nuclease (ZFN) gene-editing technology in stem cells. The four year grant supports an innovative research project conducted by a multidisciplinary team of investigators, including investigators from the University of Southern California, City of Hope National Medical Center and Sangamo BioSciences. Sangamo expects to receive funding up to $5.2 million from the total amount awarded based on expenses incurred for research and development efforts by Sangamo as prescribed in the agreement, and subject to its terms and conditions. The award is intended to substantially fund Sangamo’s research and development efforts related to the agreement. The State of California has the right to receive, subject to the terms and conditions of the agreement between Sangamo and CIRM, payments from Sangamo resulting from sales of a commercial product resulting from research and development efforts supported by the grant, not to exceed two times the amount Sangamo receives in funding under the agreement with CIRM.

Revenues attributable to research and development performed under the CIRM grant agreement were $167,000 during the three months ended June 30, 2010 and $167,000 during the six months ended June 30, 2010.

NOTE 6 - INCOME TAXES

We maintain deferred tax assets that reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. These deferred tax assets include net operating loss carryforwards, research credits and capitalized research and development. Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain based on the Company’s history of losses. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance. Utilization of operating losses and credits may be subject to substantial annual limitation due to ownership change provisions of the Internal Revenue Code of 1986, as amended, and similar state provisions. The annual limitation may result in the expiration of net operating losses and credits before utilization.

NOTE 7 - STOCK-BASED COMPENSATION

The following table shows total stock-based compensation expenses included in the condensed consolidated statement of operations for the three month and six month periods ended June 30, 2010 and 2009 (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Costs and expenses:
Research and development	$918	$707	$1,858	$1,423
General and administrative	1,018	806	1,989	1,579

Total stock-based compensation expense	$1,936	$1,513	$3,847	$3,002

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

We were incorporated in June 1995. From our inception through June 30, 2010, our activities related primarily to establishing and operating a biotechnology research and development organization and developing relationships with our corporate collaborators. Our scientific and business development endeavors currently focus on the engineering of novel zinc finger DNA-binding proteins (ZFPs) for the regulation and modification of genes. We have incurred net losses since inception and expect to incur losses in the future as we continue our research and development activities. To date, we have funded our operations primarily through the issuance of equity securities, borrowings, payments from research grants and from corporate collaborators and strategic partners.

For the second quarter ended June 30, 2010, we incurred a consolidated net loss of $3.9 million, or $0.09 per share, compared to a net loss of $4.5 million, or $0.11 per share, for the same period in 2009. As of June 30, 2010, we had cash, cash equivalents, marketable securities and interest receivable totaling $69.3 million compared to $85.3 million as of December 31, 2009. As of June 30, 2010, we had an accumulated deficit of $200.5 million.

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

In the development of our ZFP technology platform, we have continued to place more emphasis internally on higher-value therapeutic product development and less on our non-therapeutic applications. We believe this shift in emphasis has the potential to increase the return on investment to our stockholders by allocating capital resources to higher value, therapeutic product development activities. At the same time, it may reduce our revenues over the next several years and subject us to higher financial risk by increasing expenses associated with product development. We have filed Investigational New Drug (IND) applications with the U.S. Food and Drug Administration (FDA) and have initiated several Phase 2 clinical trials and a Phase 2b clinical trial of a ZFP Therapeutic in subjects with diabetic neuropathy and one Phase 2 clinical trial in subjects with ALS. We are also conducting Phase 1 clinical trials to evaluate ZFP Therapeutics for the treatment of HIV/AIDS and glioblastoma, a type of brain cancer. Development of novel therapeutic products is costly and is subject to a lengthy and uncertain regulatory process by the FDA. Our future products are gene-based therapeutics. Adverse events in both our own clinical program and other programs may have a negative impact on regulatory approval, the willingness of potential commercial partners to enter into agreements and the perception of the public.

Research and development expenses consist primarily of salaries and personnel related expenses, stock-based compensation expenses, laboratory supplies, pre-clinical and clinical studies, manufacturing expenses, allocated facilities expenses, subcontracted research expenses and expenses for trademark registration and technology licenses. Research and development costs incurred in connection with collaborator-funded activities are expensed as incurred. Costs to acquire technologies that are utilized in research and development that have no alternative future use are expensed as incurred. We believe that continued investment in research and development is critical to attaining our strategic objectives. We expect these expenses will increase as we focus on the development of ZFP Therapeutics. Additionally, in order to develop ZFP TFs and ZFNs as commercially viable therapeutics, we expect to expend additional resources for expertise in the manufacturing, regulatory affairs and clinical research aspects of biotherapeutic development.

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

RESULTS OF OPERATIONS

Three months and six months ended June 30, 2010 and 2009

Revenues

	Three months ended June 30,				Six months ended June 30,
	(in thousands, except percentage values)				(in thousands, except percentage values)
	2010	2009	Change	%	2010	2009	Change	%
Revenues:
Collaboration agreements	$6,210	$4,213	$1,997	47%	$12,409	$7,370	$5,039	68%
Research grants	315	513	(198)	(39)%	764	513	251	49%

Total revenues	$6,525	$4,726	$1,799	38%	$13,173	$7,883	$5,290	67%

Total revenues consist of revenues from collaboration agreements, strategic partnerships and research grants.

Revenues from our corporate collaboration and strategic partnering agreements were $6.2 million for the three months ended June 30, 2010, compared to $4.2 million in the corresponding period in 2009. The increase in collaboration agreement revenues was primarily attributable to increased revenues of $3.8 million in connection with our license agreement with Sigma, which was expanded in October 2009, partially offset by decreased revenues of $1.6 million in connection with our license agreement with DAS primarily due to a decrease in amortized revenue associated with the commercial option fee paid by DAS in June 2008. Research grant revenues were $315,000 for the three months ended June 30, 2010, compared to $513,000 in the corresponding period in 2009. The decrease in research grant revenues was primarily due to decreased revenues of $375,000 related to our grant from JDRF, partially offset by increased revenues of $167,000 in connection with our grant from CIRM, which we began recognizing during the three months ended June 30, 2010.

Revenues from our corporate collaboration and strategic partnering agreements were $12.4 million for the six months ended June 30, 2010, compared to $7.4 million in the corresponding period in 2009. The increase in collaboration agreement revenues was primarily attributable to increased revenues of $8.5 million in connection with our license agreement with Sigma, which was expanded in October 2009, partially offset by decreased revenues of $1.6 million in connection with our license agreement with DAS primarily due to a decrease in amortized revenue associated with the commercial option fee paid by DAS in June 2008. Research grant revenues were $764,000 for the six months ended June 30, 2010, compared to $513,000 in the corresponding period in 2009. The increase in research grant revenues was primarily due to increased revenues of $167,000 related to our grant from CIRM.

Operating Expenses

	Three months ended June 30,				Six months ended June 30,
	(in thousands, except percentage values)				(in thousands, except percentage values)
	2010	2009	Change	%	2010	2009	Change	%
Operating expenses:
Research and development	$7,147	$6,877	$270	4%	$14,512	$14,133	$379	3%
General and administrative	3,257	3,007	250	8%	6,543	5,933	610	10%

Total expenses	$10,404	$9,884	$520	5%	$21,055	$20,066	$989	5%

Research and Development

Research and development expenses consist primarily of salaries and personnel related expenses, including stock-based compensation, laboratory supplies, pre-clinical and clinical studies, manufacturing costs, allocated facilities expenses, subcontracted research expenses and expenses for trademark registration and technology licenses. We expect to continue to devote substantial resources to research and development in the future and expect research and development expenses to increase in the next several years if we are successful in advancing our ZFP Therapeutic product candidates into clinical trials. To the extent we collaborate with others with respect to clinical trials, increases in research and development expenses may be reduced or avoided.

Research and development expenses were $7.1 million for the three months ended June 30, 2010, compared to $6.9 million in the corresponding period in 2009. The increase was due to modest fluctuations primarily in personnel related expenses, technology licenses and manufacturing efforts related to our HIV/AIDS clinical trials.

Research and development expenses were $14.5 million for the six months ended June 30, 2010, compared to $14.1 million in the corresponding period in 2009. The increase was due to modest fluctuations primarily in personnel related expenses and clinical trial activity.

Research and development expenses for the three and six months ended June 30, 2010 were primarily related to our clinical trials of SB-509 for diabetic neuropathy and SB-728-T for HIV/AIDS and personnel costs, including stock-based compensation.

General and Administrative

General and administrative expenses consist primarily of salaries and personnel expenses for executive, finance and administrative personnel, including stock-based compensation, professional services expenses, allocated facilities expenses, patent prosecution expenses and other general corporate expenses.

General and administrative expenses were $3.3 million for the three months ended June 30, 2010, compared to $3.0 million in the corresponding period in 2009. The increase was primarily attributable to personnel expenses including stock-based compensation.

General and administrative expenses were $6.5 million for the six months ended June 30, 2010, compared to $5.9 million in the corresponding period in 2009. The increase was primarily attributable to increased personnel related expenses of $466,000, including stock-based compensation, and increased legal patent expenses of $157,000.

Interest and Other Income, net

	Three months ended June 30,				Six months ended June 30,
	(in thousands, except percentage values)				(in thousands, except percentage values)
	2010	2009	Change	%	2010	2009	Change	%
Interest and other income, net	$19	$647	$(628)	(97)%	$44	$840	$(796)	(95)%

Interest and other income, net, was $19,000 for the three months ended June 30, 2010, compared to $647,000 in the corresponding period in 2009. The decrease was primarily due to decreased foreign currency remeasurement gains of $493,000 related to the cash balance which was held at our wholly-owned UK subsidiary, Gendaq Limited, and decreased interest income of $136,000 due primarily to lower interest rates.

Interest and other income, net, was $44,000 for the six months ended June 30, 2010, compared to $840,000 in the corresponding period in 2009. The decrease was primarily due to decreased foreign currency remeasurement gains of $436,000 related to the cash balance which was held at our wholly-owned UK subsidiary, Gendaq Limited, and decreased interest income of $361,000 due primarily to lower interest rates.

Liquidity and Capital Resources

Liquidity

Since inception, we have incurred significant annual net losses and we have funded our operations primarily through the issuance of equity securities, payments from research grants and from corporate collaborators and strategic partners.

As of June 30, 2010, we had cash, cash equivalents, marketable securities and interest receivable totaling $69.3 million compared to $85.3 million as of December 31, 2009. The decrease was primarily attributable to capital required to fund our continuing operations, including advancement of our ZFP Therapeutic programs. Our most significant use of capital pertains to salaries and benefits for our employees and external development expenses, such as manufacturing and clinical trial activity, related to our ZFP Therapeutic programs. Our cash and investment balances are held in a variety of interest bearing instruments, including obligations of U.S. government agencies, U.S. treasury debt securities and money market funds. Cash in excess of immediate requirements is invested in accordance with our investment policy with a view toward capital preservation and liquidity.

Cash Flow

Net cash used in operating activities for the six months ended June 30, 2010 and 2009 was $15.4 million and $13.2 million, respectively. Net cash used in operating activities for the six months ended June 30, 2010 primarily reflects the net loss for the period as well as a decrease in deferred revenues, primarily associated with our expanded Sigma license agreement, partially offset by stock-based compensation. Net cash used in operating activities for the six months ended June 30, 2009 primarily reflects the net loss for the period as well as a decrease in deferred revenues, primarily associated with our expanded DAS license agreement, partially offset by stock-based compensation.

Net cash provided by investing activities for the six months ended June 30, 2010 and 2009 was $6.4 million and $7.8 million, respectively. Cash flows from investing activities for both periods primarily related to purchases and maturities of investments.

Net cash provided by financing activities for the six months ended June 30, 2010 and 2009 was $681,000 and $276,000, respectively, and primarily related to proceeds from the issuance of common stock upon exercise of stock options.

Operating Capital and Capital Expenditure Requirements

We anticipate continuing to incur operating losses for at least the next several years. While we expect our rate of cash usage to increase in the future, in particular to support our product development endeavors, we believe that the available cash resources as well as funds received from corporate collaborators, strategic partners and research grants will enable us to maintain our currently planned operations through 2011. However, we may seek to raise additional capital through equity or debt financing. Future capital requirements will be substantial and if our capital resources are insufficient to meet future capital requirements, we will need to raise additional capital to fund our operations, including ZFP Therapeutic development activities. Additional capital may not be available on terms acceptable to us, or at all. If adequate funds are not available, or if the terms of potential funding sources are unfavorable, our business and our ability to develop our technology and our ZFP Therapeutic products would be harmed.

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

Recent Accounting Pronouncement

In October 2009, the Financial Accounting Standards Board (“FASB”) issued updated revenue recognition standards for arrangements with multiple elements. The revised guidance provides for two significant changes to the existing multiple-element arrangements guidance. The first relates to the determination of when the individual deliverables included in a multiple-element arrangement may be treated as separate units of accounting. This change is significant as it will likely result in the requirement to separate more deliverables within an arrangement, ultimately leading to less revenue deferral. The second change modifies the manner in which the transaction consideration is allocated across the separately identifiable deliverables. These changes are likely to result in earlier recognition of revenue for multiple-element arrangements than under previous guidance. These new standards are effective for annual periods ending after June 15, 2010 and are effective for us beginning in the first quarter of fiscal 2011; however, early adoption is permitted. We are currently evaluating the impact of adopting these new standards on our consolidated financial statements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates.

Our market risks at June 30, 2010 have not changed materially from those discussed in Item 7A of our Form 10-K for the year ended December 31, 2009 as filed with the SEC.

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

We have initiated and completed enrollment of a Phase 1 study and several Phase 2 clinical trials of our lead ZFP Therapeutic, SB-509, for diabetic neuropathy and ALS, and the drug has been well tolerated. However, if our lead ZFP Therapeutic fails one of its safety studies, it could reduce our ability to attract new investors and corporate partners. In January 2005, we filed an IND application with the FDA for SB-509, a ZFP TF activator of VEGF-A, for the treatment of mild to moderate diabetic neuropathy. We completed enrollment and treatment of a Phase 1, single blind, single dose, dose-escalation trial to measure the laboratory and clinical safety of SB-509. We have completed enrollment and treatment of repeat-dosing Phase 2 clinical trials (SB-509-601 and SB-509-703) and have other related Phase 2 trials ongoing for this indication: a Phase 2 trial (SB-509-701) and a Phase 2b trial (SB-509-901). We also have initiated a Phase 2 clinical trial (SB-509-801) to evaluate SB-509 for the treatment of ALS. A significant number of the trial subjects have received more than one dose of SB-509 during the course of these Phase 2 studies. In addition, Phase 1 clinical trials of an identical ZFP TF have been carried out in subjects with peripheral artery disease. In December 2008, in collaboration with scientists at the University of Pennsylvania, an IND application was filed for a Phase 1 trial of our CCR5 ZFN-based therapeutic, SB-728-T, for treatment of HIV/AIDS. This trial began enrolling subjects in February 2009 at the University of Pennsylvania. In September 2009, we announced FDA’s review and acceptance of our IND application to initiate an open-label, repeat-dosing Phase 1 clinical trial of SB-728-T and have initiated this second trial (SB-728-T-902). Both Phase 1 studies are designed primarily to evaluate the safety and tolerability of this ZFP Therapeutic approach. Lastly, we have an ongoing Phase 1 trial to evaluate a ZFN-based Therapeutic for glioblastoma, a type of brain cancer, at City of Hope, following the successful review of an IND application by the FDA in December 2009. These early studies of a ZFP Therapeutic are a highly visible test of our ZFP Therapeutic approach. Since we have increased our focus on ZFP Therapeutic research and development, investors will increasingly assess the value of our technology based on the continued progress of ZFP Therapeutic products into and through clinical trials. If clinical trials of our lead therapeutic were halted due to safety concerns, it would negatively affect our operations and the value of our stock.

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

We may be competing for suitable patients with other clinical trials. We or the FDA may suspend our clinical trials at any time if either believes that we are exposing the subjects participating in these trials to unacceptable health risks. The FDA or institutional review boards and/or institutional biosafety committees at the medical institutions and healthcare facilities where we sponsor clinical trials may suspend any trial indefinitely if they find deficiencies in the conduct of these trials. The FDA and institutional review boards may also require larger numbers of patients, and the FDA may require that we repeat a clinical trial which may delay or cause us to suspend or terminate our clinical trials.

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

Outside the United States, our ability to market a product is contingent upon receiving a marketing authorization from the appropriate regulatory authorities, so we cannot predict whether or when we would be permitted to commercialize our product in these foreign markets. These foreign regulatory approval processes include all of the risks associated with FDA clearance described above.

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

Even if our collaborators or strategic partners are successful in using our ZFP technology in drug discovery, protein production, therapeutic development, or plant agriculture, they may not be able to commercialize the resulting products or may decide to use other methods competitive with our technology. To date, no company has received marketing approval or has developed or commercialized any therapeutic or agricultural products based on our technology. Should our technology fail to provide safe, effective, useful, or commercially viable approaches to the discovery and development of these products, this would significantly limit our business and future growth and would adversely affect the value of our stock.

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

Risks Relating to our Collaborative and Partnering Relationships

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

In October 2006, we entered into a Research, Development and Commercialization Agreement with JDRF. Under the agreement and subject to its terms and conditions, including our achievement of certain milestones associated with our Phase 2 clinical trial of SB-509 (SB-509-601) for the treatment of diabetic neuropathy, JDRF has paid us a total of $3.0 million through June 30, 2009. We are obligated to cover the costs of the Phase 2 trial that are not covered by JDRF’s grant. Our agreement with JDRF was amended in January 2010 to provide, subject to its terms and conditions, up to $3.0 million in additional funding for our Phase 2b clinical trial (SB-509-901) for the treatment of diabetic neuropathy.

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

Any products that we or our collaborators or strategic partners develop by using our ZFP technology platform will enter into highly competitive markets. Even if we are able to generate ZFP Therapeutics that are safe and effective for their intended use, competing technologies may prove to be more effective or less expensive, which, to the extent these competing technologies achieve market acceptance, will limit our revenue opportunities. In some cases, competing technologies have proven to be satisfactorily effective and less expensive, as has been the case with technologies competitive with our non-therapeutic applications. Competing technologies may include other methods of regulating gene expression or modifying genes. ZFP TFs and ZFNs have broad application in the life sciences industry and compete with a broad array of new technologies and approaches being applied to genetic research by many companies. Competing proprietary technologies with our product development focus include:

•	For ZFP Therapeutics:

•	small molecule drugs;

•	monoclonal antibodies;

•	recombinant proteins;

•	gene therapy/cDNAs;

•	antisense; and

•	siRNA and microRNA approaches

•	For our non-therapeutic applications:

•	For protein production: gene amplification, meganucleases, insulator technology, mini-chromosomes;

•	For target validation: antisense, siRNA;

•	For plant agriculture: recombination approaches, mutagenesis approaches, meganucleases, mini-chromosomes; and

•	For transgenic animals: somatic nuclear transfer, embryonic stem cell and transposase technologies

In addition to possessing competing technologies, our competitors include pharmaceutical and biotechnology companies with:

•	substantially greater capital resources than ours;

•	larger research and development staffs and facilities than ours; and

•	greater experience in product development and in obtaining regulatory approvals and patent protection.

These organizations also compete with us to:

•	attract qualified personnel;

•	attract parties for acquisitions, joint ventures or other collaborations; and

•	license the proprietary technologies of academic and research institutions that are competitive with our technology, which may preclude us from pursuing similar opportunities.

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

We have generated operating losses since we began operations in 1995. The extent of our future losses and the timing of profitability are uncertain, and we expect to incur losses for the foreseeable future. We have been engaged in developing our ZFP TF technology since inception, which has and will continue to require significant research and development expenditures. To date, the principal source of our funding has been the sale of our equity. In October 2009, we completed an underwritten public offering of 3,000,000 shares of our common stock at a public offering price of $7.20 per share resulting in net proceeds to us of approximately $20.9 million. Also in October 2009, we entered into an expansion of our license agreement with Sigma-Aldrich Corporation (“Sigma”) and a related stock purchase agreement under which we sold to Sigma 636,133 shares of our common stock valued at $4.9 million. In July 2007, we completed a registered direct offering to institutional investors for a total of 3,278,689 shares of common stock, at a price of $9.15 per share, resulting in net proceeds to us of $28.0 million. Also in July 2007, we entered into a license agreement and a related stock purchase agreement with Sigma under which we sold to Sigma 1.0 million shares of Sangamo’s common stock valued at $8.55 million. In June 2006, in an underwritten public offering and pursuant to an effective registration statement, we sold 3,100,000 shares of common stock at a public offering price of $6.75 per share, resulting in net proceeds of approximately $20.2 million. In November 2005, we completed a registered direct offering to institutional and strategic investors for a total of 5,080,000 shares of common stock at a price of $3.85 per share to the investors, resulting in net proceeds to Sangamo of approximately $18.2 million. We have also generated funding from revenues derived from strategic partnering agreements, non-therapeutic collaborations, federal government research grants and grants awarded by research foundations. As of June 30, 2010, we had an accumulated deficit of $200.5 million. We expect losses to increase as we expand and extend our research and development activities into human therapeutic product development. If the time required to generate significant product revenues and achieve profitability is longer than we currently anticipate or if we are unable to generate liquidity through equity financing or other sources of funding, we may not be able to sustain our operations.

We may be unable to raise additional capital, which would harm our ability to develop our technology and products.

We have incurred significant operating losses and negative operating cash flows since inception and have not achieved profitability. We expect capital outlays and operating expenditures to increase over the next several years as we expand our infrastructure and research and ZFP Therapeutic product development activities. While we believe our financial resources will be adequate to sustain our current operations through 2011, we may need to seek additional sources of capital through equity or debt financing. In the past year, the credit markets have experienced significant upheaval, while the equity market has demonstrated a high degree of volatility. As a result, we believe that the difficulty of an emerging biotechnology company raising capital through equity or debt financing has increased significantly. We do not know when, or if, the prospects for an emerging biotechnology company to raise capital will improve. In addition, as we focus our efforts on proprietary human therapeutics, we will need to seek FDA approval of potential products, a process that requires significant capital outlay. We cannot be certain that we will be able to obtain financing on terms acceptable to us, or at all. If adequate funds are not available, our business and our ability to develop our technology and ZFP Therapeutic products would be harmed.

We are at the development phase of operations and may not succeed or become profitable.

We began operations in 1995 and are in the early phases of ZFP Therapeutic product development. We have incurred significant losses and our net losses for the past three years ended 2009, 2008 and 2007 were $18.6 million, $24.3 million and $21.5 million, respectively. To date, our revenues have been generated from strategic partners, non-therapeutic collaborations, and federal government and research foundation grants. Since 2005, we have placed significant emphasis on higher-value therapeutic product development and related strategic partnerships. This shift in emphasis has the potential to increase the return on investment to our stockholders by allocating capital resources to higher value, therapeutic product development activities. At the same time, it increases our financial risk by increasing expenses associated with product development. In addition, the preclinical or clinical failure of any single product, such as our Phase 2 clinical trials of SB-509, may have a significant effect on the actual or perceived value of our shares. Our business is subject to all of the risks inherent in the development of a new technology, which included the need to:

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

Failure to recruit, retain, and motivate skilled personnel and cultivate key academic collaborations will delay or impede our product development programs and our research and development efforts.

We are a small company with 79 full-time employees as of July 30, 2010, and our success depends on our continued ability to recruit, retain, and motivate highly qualified management and scientific personnel and our ability to develop and maintain important relationships with leading research and academic institutions and scientists. Competition for personnel and academic and other research collaborations is intense. The success of our technology development programs depends on our ability to attract and retain highly trained personnel. We have experienced a rate of employee turnover that we believe is typical of emerging biotechnology companies. If we lose the services of personnel with the necessary skills, it could significantly impede the achievement of our research and development objectives. If we fail to negotiate additional acceptable collaborations with academic and other research institutions and scientists, or if our existing collaborations are unsuccessful, our ZFP Therapeutic development programs may be delayed or may not succeed.

Risks Relating to our Common Stock and Corporate Organization

Our stock price has been volatile and may continue to be volatile, which could result in substantial losses for investors.

During the quarter ended June 30, 2010, our common stock price ranged from a low of $3.71 to high of $6.47. During the past two years, our common stock price has fluctuated significantly, ranging from a low of $2.72 to a high of $9.03 during the year ended December 31, 2009, and a low of $1.95 to a high of $13.65 during the year ended December 31, 2008. Financial market instability in 2008 and 2009 caused by the turmoil in the financial industry and the recent economic recession has further contributed to the volatility of our stock price. Volatility in our common stock could cause stockholders to incur substantial losses. An active public market for our common stock may not be sustained, and the market price of our common stock may continue to be highly volatile. The market price of our common stock has fluctuated significantly in response to various factors, some of which are beyond our control, including but not limited to the following:

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

We have a relatively low volume of daily trades in our common stock on the Nasdaq Global Market. For example, the average daily trading volume in our common stock on the Nasdaq Global Market over the ten-day trading period prior to August 1, 2010 was 275,870 shares per day. Any large transactions in our common stock may be difficult to conduct and may cause significant fluctuations in the price of our common stock.

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

ITEM 6.	EXHIBITS

(a) Exhibits:

10.1	Form of Non-Employee Director Restricted Stock Issuance Agreement

31.1	Rule 13a — 14(a) Certification by President and Chief Executive Officer

31.2	Rule 13a — 14(a) Certification by Principal Financial and Accounting Officer

32.1	Certification Pursuant to 18 U.S.C. Section 1350.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 5, 2010

SANGAMO BIOSCIENCES, INC.

/S/ H. WARD WOLFF
H. Ward Wolff
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)