Form 10-Q
period 2010-09-30
SANGAMO BIOSCIENCES INC
filed 2010-11-03
CIK 1001233

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

As of October 29, 2010, 45,218,566 shares of the issuer’s common stock, par value $0.01 per share, were outstanding.

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

ZFP Therapeutic® is a registered trademark of Sangamo BioSciences, Inc.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

SANGAMO BIOSCIENCES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	September 30, 2010	December 31, 2009
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$9,055	$21,159
Marketable securities	53,687	63,781
Interest receivable	384	341
Accounts receivable	481	69
Prepaid expenses	483	423

Total current assets	64,090	85,773
Property and equipment, net	1,787	1,654
Other assets	12	12

Total assets	$65,889	$87,439

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued liabilities	$2,653	$2,458
Accrued compensation and employee benefits	1,451	1,385
Deferred revenues	146	11,814

Total current liabilities	4,250	15,657

Commitments and contingencies
Stockholders’ equity:
Common stock, $0.01 par value; 80,000,000 shares authorized, 45,205,879 and 44,994,409 shares issued and outstanding at September 30, 2010 and December 31, 2009, respectively	452	450
Additional paid-in capital	270,358	263,955
Accumulated deficit	(209,174)	(192,641)
Accumulated other comprehensive income	3	18

Total stockholders’ equity	61,639	71,782

Total liabilities and stockholders’ equity	$65,889	$87,439

See accompanying notes.

SANGAMO BIOSCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Revenues:
Collaboration agreements	$2,234	$4,012	$14,643	$11,382
Research grants	709	51	1,473	564

Total revenues	2,943	4,063	16,116	11,946
Operating expenses:
Research and development	8,769	6,166	23,281	20,299
General and administrative	2,889	2,701	9,432	8,634

Total operating expenses	11,658	8,867	32,713	28,933

Loss from operations	(8,715)	(4,804)	(16,597)	(16,987)
Interest and other income (loss), net	20	(47)	64	793

Net loss	$(8,695)	$(4,851)	$(16,533)	$(16,194)

Basic and diluted net loss per share	$(0.19)	$(0.12)	$(0.37)	$(0.39)

Shares used in computing basic and diluted net loss per share	45,201	41,184	45,131	41,126

See accompanying notes.

SANGAMO BIOSCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine months ended September 30,
	2010	2009
Operating activities:
Net loss	$(16,533)	$(16,194)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	501	439
Amortization of premium / discount on marketable securities	859	43
Stock-based compensation	5,732	4,748
Foreign currency remeasurement (gains) / losses	—	(302)
Changes in operating assets and liabilities:
Interest receivable	(43)	21
Accounts receivable	(412)	(890)
Prepaid expenses and other assets	(60)	(105)
Accounts payable and accrued liabilities	195	(1,565)
Accrued compensation and employee benefits	66	1,005
Deferred revenues	(11,668)	(4,961)

Net cash used in operating activities	(21,363)	(17,761)

Investing activities:
Purchases of investments	(80,528)	(35,175)
Maturities of investments	89,748	46,750
Purchases of property and equipment	(634)	(139)

Net cash provided by investing activities	8,586	11,436

Financing activities:
Proceeds from issuance of common stock	673	713

Net cash provided by financing activities	673	713

Effect of exchange rate changes on cash	—	302
Net decrease in cash and cash equivalents	(12,104)	(5,310)
Cash and cash equivalents, beginning of period	21,159	19,409

Cash and cash equivalents, end of period	$9,055	$14,099

See accompanying notes.

SANGAMO BIOSCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2010

(Unaudited)

NOTE 1 - BASIS OF PRESENTATION

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Sangamo Biosciences, Inc. (“Sangamo” or the “Company”) have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months and nine months ended September 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010. The condensed consolidated balance sheet data at December 31, 2009 was derived from the audited consolidated financial statements included in Sangamo’s Form 10-K for the year ended December 31, 2009, as filed with the SEC. These financial statements should be read in conjunction with the financial statements and footnotes thereto for the year ended December 31, 2009, included in Sangamo’s Form 10-K, as filed with the SEC.

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

The table below summarizes the Company’s available-for-sale securities (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
September 30, 2010
Cash equivalents:
Money market funds	$8,751	—	—	$8,751

Total	8,751	—	—	8,751

Marketable securities:
U.S. government sponsored entity debt securities	51,871	2	—	51,873
U.S. treasury debt securities	1,813	1	—	1,814

Total	53,684	3	—	53,687

Total cash equivalents and marketable securities	$62,435	$3	$—	$62,438

December 31, 2009
Cash equivalents:
Money market funds	$12,281	$—	$—	$12,281
U.S. government sponsored entity debt securities	7,932	—	(1)	7,931

Total	20,213	—	(1)	20,212

Marketable securities:
U.S. government sponsored entity debt securities	49,103	21	(5)	49,119
U.S. treasury debt securities	14,661	2	(1)	14,662

Total	63,764	23	(6)	63,781

Total cash equivalents and marketable securities	$83,977	$23	$(7)	$83,993

As of September 30, 2010, all of our investments had maturity dates within one year, there were no material unrealized losses and we had no realized losses for the three and nine months ended September 30, 2010; therefore, we had no other-than-temporary impairments of our available-for-sale securities as of September 30, 2010.

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

The fair value measurements of our cash equivalents and available-for-sale marketable securities are identified at the following levels within the fair value hierarchy (in thousands):

	September 30, 2010 Fair Value Measurements
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents:
Money market funds	$8,751	$8,751	$—	$—

Total	8,751	8,751	—	—
Marketable securities:
U.S. government sponsored entity debt securities	51,873	—	51,873	—
U.S. treasury debt securities	1,814	—	1,814	—

Total	53,687	—	53,687	—

Total cash equivalents and marketable securities	$62,438	$8,751	$53,687	$—

	December 31, 2009 Fair Value Measurements
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents:
Money market funds	$12,281	$12,281	$—	$—
U.S. government sponsored entity debt securities	7,931	—	7,931	—

Total	20,212	12,281	7,931	—
Marketable securities:
U.S. government sponsored entity debt securities	49,119	—	49,119	—
U.S. treasury debt securities	14,662	—	14,662	—

Total	63,781	—	63,781	—

Total cash equivalents and marketable securities	$83,993	$12,281	$71,712	$—

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

Because Sangamo is in a net loss position, diluted earnings per share excludes the effects of potential dilutive securities. Had Sangamo been in a net income position, diluted earnings per share would have included the shares used in the computation of basic net loss per share as well as an additional 69,081 and 67,425 shares for the nine months ended September 30, 2010 and 2009, respectively, related to outstanding options.

NOTE 4 - COMPREHENSIVE LOSS

Comprehensive loss is comprised of net loss and other comprehensive income (loss). Other comprehensive income (loss) includes unrealized gains and losses on available-for-sale securities that are excluded from net loss. Comprehensive loss and its components are as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Net loss	$(8,695)	$(4,851)	$(16,533)	$(16,194)
Changes in unrealized gain (loss) on securities available-for-sale	(11)	(58)	(15)	(213)

Comprehensive loss	$(8,706)	$(4,909)	$(16,548)	$(16,407)

NOTE 5 -MAJOR CUSTOMERS, PARTNERSHIPS AND STRATEGIC ALLIANCES

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

Revenues under the DAS agreement were $1.1 million and $2.0 million during the three months ended September 30, 2010 and 2009, respectively, and $2.4 million and $6.4 million during the nine months ended September 30, 2010 and 2009, respectively. Related costs and expenses incurred under the agreement were $569,000 for the three months ended September 30, 2010 and 2009, and $1.7 million and $2.2 million during the nine months ended September 30, 2010 and 2009, respectively.

Agreement with Sigma-Aldrich Corporation in Laboratory Research Reagents

In July 2007, we entered into a license agreement with Sigma-Aldrich Corporation (“Sigma”). Under the license agreement, we are providing Sigma with access to the Company’s proprietary ZFP technology and the exclusive right to use the technology to develop and commercialize research reagents products and services in the research field, excluding certain agricultural research uses that Sangamo previously licensed to DAS. Under the agreement, Sangamo and Sigma agreed to conduct a three-year research program to develop laboratory research reagents using the Company’s ZFP technology. In addition, for three years we assisted Sigma in connection with Sigma’s efforts to market and sell services employing the Company’s technology in the research field. We will transfer the ZFP manufacturing technology to Sigma or to a mutually agreed-upon contract manufacturer upon Sigma’s request. Prior to the completion of this transfer, we will be responsible for supplying ZFPs for use by Sigma in performing services in the research field.

In October 2009, Sangamo expanded its license agreement with Sigma. In addition to the original terms of the license agreement, Sangamo provided Sigma with the exclusive rights to develop and distribute ZFP-modified cell lines for commercial production of protein pharmaceuticals and certain ZFP-engineered transgenic animals for commercial applications. Under the terms of the agreement, Sigma made a total upfront payment of $20.0 million. There were two components to the $20.0 million we received: an equity investment by Sigma in 636,133 shares of Sangamo common stock valued at $4.9 million and a $15.1 million upfront license fee. The upfront license fee was recognized on a straight-line basis from the effective date of the expanded license through mid-July 2010, which represented the period over which we had a remaining performance obligation with Sigma.

Revenues related to the Sigma agreement, excluding royalty revenues, were $890,000 and $1.6 million during the three months ended September 30, 2010 and 2009, respectively, and $11.6 million and $3.7 million during the nine months ended September 30, 2010 and 2009, respectively. Royalty revenues under the Sigma agreement were $219,000 and $138,000 during the three months ended September 30, 2010 and 2009, respectively, and $571,000 and $204,000 during the nine months ended September 30, 2010 and 2009, respectively. Related costs and expenses incurred under the Sigma agreement were $230,000 and $527,000 for the three months ended September 30, 2010 and 2009, respectively, and $1.1 million and $1.7 million during the nine months ended September 30, 2010 and 2009, respectively.

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

Revenues attributable to activities performed under the JDRF grant agreement were $0 for the three months ended September 30, 2010 and 2009, and $500,000 for the nine months ended September 30, 2010 and 2009.

The Michael J. Fox Foundation for Parkinson’s Research

In January 2007, the Michael J. Fox Foundation for Parkinson’s Research (“MJFF”) agreed to provide financial support to Sangamo for the development of a ZFP Therapeutic to treat Parkinson’s disease. Sangamo is developing ZFP TFs to activate the expression of glial cell line-derived neurotrophic factor (GDNF), a growth factor that has shown promise in preclinical testing to slow or stop the progression of Parkinson’s disease. Under the original agreement with MJFF and subject to its terms and conditions, MJFF paid the Company $950,000, the total funds due under the agreement, over a period of two years. In June 2010, Sangamo announced renewed funding from MJFF to support further studies of ZFP TF activators of GDNF. Subject to the terms and conditions of the agreement, the $895,000 award will be paid over a period of two years and is intended to substantially fund Sangamo’s research efforts related to the agreement. Revenue is to be recognized based on expenses incurred by Sangamo to conduct research efforts set forth in the agreement.

Revenues attributable to research and development performed under the MJFF grant agreement were $276,000 and $0 during the three months ended September 30, 2010 and 2009, respectively, and $299,000 and $0 during the nine months ended September 30, 2010 and 2009, respectively.

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

Revenues attributable to research and development performed under the CIRM grant agreement were $433,000 and $0 during the three months ended September 30, 2010 and 2009, respectively, and $599,000 and $0 during the nine months ended September 30, 2010 and 2009, respectively.

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

NOTE 7 - STOCK-BASED COMPENSATION

The following table shows total stock-based compensation expenses included in the condensed consolidated statement of operations for the three month and nine month periods ended September 30, 2010 and 2009 (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Costs and expenses:
Research and development	$854	$839	$2,712	$2,261
General and administrative	1,031	856	3,020	2,487

Total stock-based compensation expense	$1,885	$1,695	$5,732	$4,748

NOTE 8 - SUBSEQUENT EVENTS

On October 29, 2010, Sangamo was awarded a total of $978,000 in grants for four qualifying therapeutic discovery projects under the Patient Protection and Affordable Care Act. The grants are intended to assist in the advancement of four of Sangamo’s ongoing therapeutic projects:

•	SB-509 for Diabetic Peripheral Neuropathy

•	SB-509 for Amyotrophic Lateral Sclerosis (ALS)

•	SB-728-T for Human Immunodeficiency Virus / Acquired Immunodeficiency Syndrome (HIV / AIDS)

•	SB-313-xTZ for Recurrent or Refractory Glioblastoma Multiforme

Each project was awarded $244,000 based on qualifying expenses incurred by Sangamo. The total amount awarded is expected to be received, and recognized as research grant revenues, during the fourth quarter of 2010.

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

Overview

We were incorporated in June 1995. From our inception through September 30, 2010, our activities related primarily to establishing and operating a biotechnology research and development organization and developing relationships with our corporate collaborators. Our scientific and business development endeavors currently focus on the engineering of novel zinc finger DNA-binding proteins (ZFPs) for the therapeutic regulation and modification of genes. We have incurred net losses since inception and expect to incur losses in the future as we continue our research and development activities. To date, we have funded our operations primarily through the issuance of equity securities, borrowings, payments from research grants and from corporate collaborators and strategic partners.

For the third quarter ended September 30, 2010, we incurred a consolidated net loss of $8.7 million, or $0.19 per share, compared to a net loss of $4.9 million, or $0.12 per share, for the same period in 2009. As of September 30, 2010, we had cash, cash equivalents, marketable securities and interest receivable totaling $63.1 million compared to $85.3 million as of December 31, 2009. As of September 30, 2010, we had an accumulated deficit of $209.2 million.

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

In the development of our ZFP technology platform, we have continued to place more emphasis internally on higher-value ZFP Therapeutic product development and less on our non-therapeutic applications. We believe this shift in emphasis has the potential to increase the return on investment to our stockholders by allocating capital resources to higher value, therapeutic product development activities. At the same time, it may reduce our revenues over the next several years and subject us to higher financial risk by increasing expenses associated with product development. We have filed Investigational New Drug (IND) applications with the U.S. Food and Drug Administration (FDA) and have initiated several Phase 2 clinical trials and a Phase 2b clinical trial of a ZFP Therapeutic in subjects with diabetic neuropathy and one Phase 2 clinical trial in subjects with ALS. We are also conducting Phase 1 clinical trials to evaluate ZFP Therapeutics for the treatment of HIV/AIDS and glioblastoma, a type of brain cancer. Development of novel therapeutic products is costly and is subject to a lengthy and uncertain regulatory process by the FDA. Our future products will be gene-based therapeutics. Adverse events in both our own clinical program and other programs may have a negative impact on regulatory approval, the willingness of potential commercial partners to enter into agreements and the perception of the public.

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

RESULTS OF OPERATIONS

Three months and nine months ended September 30, 2010 and 2009

Revenues

	Three months ended September 30,				Nine months ended September 30,
	2010	2009	Change	%	2010	2009	Change	%
	(in thousands, except percentage values)				(in thousands, except percentage values)
Revenues:
Collaboration agreements	$2,234	$4,012	$(1,778)	(44)%	$14,643	$11,382	$3,261	29%
Research grants	709	51	658	1290%	1,473	564	909	161%

Total revenues	$2,943	$4,063	$(1,120)	(28)%	$16,116	$11,946	$4,170	35%

Total revenues consist of revenues from collaboration agreements, strategic partnerships and research grants.

Revenues from our corporate collaboration and strategic partnering agreements were $2.2 million for the three months ended September 30, 2010, compared to $4.0 million in the corresponding period in 2009. The decrease in collaboration agreement revenues was primarily attributable to decreased revenues of $846,000 in connection with our license agreement with DAS, primarily due to a decrease in amortized revenues associated with the commercial option fee paid by DAS in June 2008, and decreased revenues of $689,000 in connection with the completion of the research term of our license agreement with Sigma in July 2010. Research grant revenues were $709,000 for the three months ended September 30, 2010, compared to $51,000 in the corresponding period in 2009. The increase in research grant revenues was primarily due to increased revenues of $433,000 related to our grant from CIRM and increased revenues of $276,000 in connection with our grant from MJFF.

Revenues from our corporate collaboration and strategic partnering agreements were $14.6 million for the nine months ended September 30, 2010, compared to $11.4 million in the corresponding period in 2009. The increase in collaboration agreement revenues was primarily attributable to increased revenues of $7.8 million in connection with our license agreement with Sigma, which was expanded in October 2009, partially offset by decreased revenues of $4.0 million in connection with our license agreement with DAS, primarily due to a decrease in amortized revenues associated with the commercial option fee paid by DAS in June 2008. Research grant revenues were $1.5 million for the nine months ended September 30, 2010, compared to $564,000 in the corresponding period in 2009. The increase in research grant revenues was primarily due to increased revenues of $599,000 related to our grant from CIRM and increased revenues of $299,000 in connection with our grant from MJFF.

Operating Expenses

	Three months ended September 30,				Nine months ended September 30,
	2010	2009	Change	%	2010	2009	Change	%
	(in thousands, except percentage values)				(in thousands, except percentage values)
Operating expenses:
Research and development	$8,769	$6,166	$2,603	42%	$23,281	$20,299	$2,982	15%
General and administrative	2,889	2,701	188	7%	9,432	8,634	798	9%

Total expenses	$11,658	$8,867	$2,791	31%	$32,713	$28,933	$3,780	13%

Research and Development

Research and development expenses consist primarily of salaries and personnel related expenses, including stock-based compensation, laboratory supplies, pre-clinical and clinical studies, manufacturing expenses, allocated facilities expenses, subcontracted research expenses and expenses for trademark registration and technology licenses. We expect to continue to devote substantial resources to research and development in the future and expect research and development expenses to increase in the next several years if we are successful in advancing our ZFP Therapeutic product candidates into clinical trials. To the extent we collaborate with others with respect to clinical trials, increases in research and development expenses may be reduced or avoided.

Research and development expenses were $8.8 million for the three months ended September 30, 2010, compared to $6.2 million in the corresponding period in 2009. The increase in research and development expenses was primarily attributable to increased clinical and manufacturing expenses of $1.9 million related to the advancement of our clinical programs, particularly our SB-509-901 clinical trial, as well as increased personnel related expenses of $322,000.

Research and development expenses were $23.3 million for the nine months ended September 30, 2010, compared to $20.3 million in the corresponding period in 2009. The increase in research and development expenses was primarily attributable to increased clinical and manufacturing expenses of $1.6 million related to the advancement of our clinical programs, particularly our SB-509-901 clinical trial, as well as increased personnel related expenses of $1.1 million.

Research and development expenses for the three and nine months ended September 30, 2010 were primarily related to our clinical trials of SB-509 for diabetic neuropathy and SB-728-T for HIV / AIDS and personnel costs, including stock-based compensation.

General and Administrative

General and administrative expenses consist primarily of salaries and personnel related expenses for executive, finance and administrative personnel, including stock-based compensation, professional services expenses, allocated facilities expenses, patent prosecution expenses and other general corporate expenses.

General and administrative expenses were $2.9 million for the three months ended September 30, 2010, compared to $2.7 million in the corresponding period in 2009. The increase was due to modest fluctuations in personnel related expenses.

General and administrative expenses were $9.4 million for the nine months ended September 30, 2010, compared to $8.6 million in the corresponding period in 2009. The increase was primarily attributable to increased personnel related expenses of $684,000.

Interest and Other Income (Loss), net

	Three months ended September 30,				Nine months ended September 30,
	2010	2009	Change	%	2010	2009	Change	%
	(in thousands, except percentage values)				(in thousands, except percentage values)
Interest and other income (loss), net	$20	$(47)	$67	143%	$64	$793	$(729)	(92)%

Interest and other income (loss), net, was $20,000 for the three months ended September 30, 2010, compared to $(47,000) in the corresponding period in 2009. The decrease was primarily due to decreased foreign currency remeasurement gains of $135,000 related to the cash balance which was held at our wholly-owned UK subsidiary, Gendaq Limited, and decreased interest income of $66,000. Interest and other income, net, was $64,000 for the nine months ended September 30, 2010, compared to $793,000 in the corresponding period in 2009. The decrease was primarily due to decreased interest income of $427,000 due primarily to lower investment yields and decreased foreign currency remeasurement gains of $302,000 related to the cash balance which was held at our wholly-owned UK subsidiary, Gendaq Limited.

Liquidity and Capital Resources

Liquidity

Since inception, we have incurred significant annual net losses and we have funded our operations primarily through the issuance of equity securities, payments from corporate collaborators and strategic partners and research grants.

As of September 30, 2010, we had cash, cash equivalents, marketable securities and interest receivable totaling $63.1 million compared to $85.3 million as of December 31, 2009. The decrease was primarily attributable to capital required to fund our continuing operations, including advancement of our ZFP Therapeutic programs. Our most significant use of capital pertains to salaries and benefits for our employees and external development expenses, such as manufacturing and clinical trial activity, related to our ZFP Therapeutic programs. Our cash and investment balances are held in a variety of interest bearing instruments, including obligations of U.S. government agencies, U.S. treasury debt securities and money market funds. Cash in excess of immediate requirements is invested in accordance with our investment policy with a view toward capital preservation and liquidity.

Cash Flow

Net cash used in operating activities for the nine months ended September 30, 2010 and 2009 was $21.4 million and $17.8 million, respectively. Net cash used in operating activities for the nine months ended September 30, 2010 primarily reflects the net loss for the period as well as a decrease in deferred revenues, primarily associated with our expanded Sigma license agreement, partially offset by stock-based compensation. Net cash used in operating activities for the nine months ended September 30, 2009 primarily reflects the net loss for the period as well as a decrease in deferred revenues, primarily associated with our expanded DAS license agreement, partially offset by stock-based compensation.

Net cash provided by investing activities for the nine months ended September 30, 2010 and 2009 was $8.6 million and $11.4 million, respectively. Cash flows from investing activities for both periods primarily related to purchases and maturities of investments.

Net cash provided by financing activities for the nine months ended September 30, 2010 and 2009 was $673,000 and $713,000, respectively, and primarily related to proceeds from the issuance of common stock upon exercise of stock options.

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

Our market risks at September 30, 2010 have not changed materially from those discussed in Item 7A of our Form 10-K for the year ended December 31, 2009, as filed with the SEC.

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

We have initiated and completed enrollment of a Phase 1 study and several Phase 2 clinical trials of our lead ZFP Therapeutic, SB-509, for diabetic neuropathy and ALS, and the drug has been well tolerated. However, if our lead ZFP Therapeutic fails one of its safety studies, it could reduce our ability to attract new investors and corporate partners. In January 2005, we filed an IND application with the FDA for SB-509, a ZFP TF activator of VEGF-A, for the treatment of mild to moderate diabetic neuropathy. We completed enrollment and treatment of a Phase 1, single blind, single dose, dose-escalation trial to measure the laboratory and clinical safety of SB-509. We have completed enrollment and treatment of repeat-dosing Phase 2 clinical trials (SB-509-601 and SB-509-703) and have other related Phase 2 trials ongoing for this indication: a Phase 2 trial (SB-509-701) and a Phase 2b trial (SB-509-901). We also have initiated a Phase 2 clinical trial (SB-509-801) to evaluate SB-509 for the treatment of ALS. A significant number of the trial subjects have received more than one dose of SB-509 during the course of these Phase 2 studies. In addition, Phase 1 clinical trials of an identical ZFP TF have been carried out in subjects with peripheral artery disease. In December 2008, in collaboration with scientists at the University of Pennsylvania, an IND application was filed for a Phase 1 trial of our CCR5 ZFN-based therapeutic, SB-728-T, for treatment of HIV/AIDS. This trial began enrolling subjects in February 2009 at the University of Pennsylvania. In September 2009, we announced FDA’s review and acceptance of our IND application to initiate an open-label, repeat-dosing Phase 1 clinical trial of SB-728-T and have initiated this second trial (SB-728-T-902). Both Phase 1 studies are designed primarily to evaluate the safety and tolerability of this ZFP Therapeutic approach. Lastly, we have an ongoing Phase 1 trial to evaluate a ZFN-based Therapeutic for glioblastoma, a type of brain cancer, at City of Hope, following the successful review of an IND application by the FDA in December 2009. These early studies of a ZFP Therapeutic are a highly visible test of our ZFP Therapeutic approach. Since we have increased our focus on ZFP Therapeutic research and development, investors will increasingly assess the value of our technology based on the continued progress of ZFP Therapeutic products into and through clinical trials. If clinical trials of our lead therapeutic were delayed or halted due to safety concerns, it would negatively affect our operations and the value of our stock.

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

In order to regulate or modify a gene in a cell, the ZFP TF or ZFN must be efficiently delivered to the cell. We have licensed certain gene transfer technologies for the delivery of ZFP TFs and ZFNs in pharmaceutical discovery research and protein production. We are evaluating these systems and other technologies that may need to be used in the delivery of ZFP TFs or ZFNs into cells for in vitro and in vivo applications, including ZFP Therapeutics. However, we may not be able to license the gene transfer technologies required to develop and commercialize our ZFP Therapeutics. We have not developed our own gene transfer technologies, and we rely on our ability to enter into license agreements to provide us with rights to the necessary gene transfer technology. The inability to obtain a license to use gene transfer technologies with entities which own such technology on reasonable commercial terms, if at all, could delay or prevent the preclinical evaluation, clinical testing, and/or commercialization of our therapeutic product candidates.

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

We have generated operating losses since we began operations in 1995. The extent of our future losses and the timing of profitability are uncertain, and we expect to incur losses for the foreseeable future. We have been engaged in developing our ZFP TF technology since inception, which has and will continue to require significant research and development expenditures. To date, the principal source of our funding has been the sale of our equity. In October 2009, we completed an underwritten public offering of 3,000,000 shares of our common stock at a public offering price of $7.20 per share resulting in net proceeds to us of approximately $20.9 million. Also in October 2009, we entered into an expansion of our license agreement with Sigma-Aldrich Corporation (“Sigma”) and a related stock purchase agreement under which we sold to Sigma 636,133 shares of our common stock valued at $4.9 million. In July 2007, we completed a registered direct offering to institutional investors for a total of 3,278,689 shares of common stock, at a price of $9.15 per share, resulting in net proceeds to us of $28.0 million. Also in July 2007, we entered into a license agreement and a related stock purchase agreement with Sigma under which we sold to Sigma 1.0 million shares of Sangamo’s common stock valued at $8.55 million. In June 2006, in an underwritten public offering and pursuant to an effective registration statement, we sold 3,100,000 shares of common stock at a public offering price of $6.75 per share, resulting in net proceeds of approximately $20.2 million. In November 2005, we completed a registered direct offering to institutional and strategic investors for a total of 5,080,000 shares of common stock at a price of $3.85 per share to the investors, resulting in net proceeds to Sangamo of approximately $18.2 million. We have also generated funding from revenues derived from strategic partnering agreements, non-therapeutic collaborations, federal government research grants and grants awarded by research foundations. As of September 30, 2010, we had an accumulated deficit of $209.2 million. We expect losses to increase as we expand and extend our research and development activities into human therapeutic product development. If the time required to generate significant product revenues and achieve profitability is longer than we currently anticipate or if we are unable to generate liquidity through equity financing or other sources of funding, we may not be able to sustain our operations.

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

We began operations in 1995 and are in the early phases of ZFP Therapeutic product development. We have incurred significant losses and our net losses for the years ended 2009, 2008 and 2007 were $18.6 million, $24.3 million and $21.5 million, respectively. To date, our revenues have been generated from strategic partners, non-therapeutic collaborations, and federal government and research foundation grants. Since 2005, we have placed significant emphasis on higher-value therapeutic product development and related strategic partnerships. This shift in emphasis has the potential to increase the return on investment to our stockholders by allocating capital resources to higher value, therapeutic product development activities. At the same time, it increases our financial risk by increasing expenses associated with product development. In addition, the preclinical or clinical failure of any single product, such as our Phase 2 clinical trials of SB-509, may have a significant effect on the actual or perceived value of our shares. Our business is subject to all of the risks inherent in the development of a new technology, which included the need to:

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

We are a small company with 77 full-time employees as of October 31, 2010, and our success depends on our continued ability to recruit, retain, and motivate highly qualified management and scientific personnel and our ability to develop and maintain important relationships with leading research and academic institutions and scientists. Competition for personnel and academic and other research collaborations is intense. The success of our technology development programs depends on our ability to attract and retain highly trained personnel. We have experienced a rate of employee turnover that we believe is typical of emerging biotechnology companies. If we lose the services of personnel with the necessary skills, it could significantly impede the achievement of our research and development objectives. If we fail to negotiate additional acceptable collaborations with academic and other research institutions and scientists, or if our existing collaborations are unsuccessful, our ZFP Therapeutic development programs may be delayed or may not succeed.

Risks Relating to our Common Stock and Corporate Organization

Our stock price has been volatile and may continue to be volatile, which could result in substantial losses for investors.

During the quarter ended September 30, 2010, our common stock price ranged from a low of $2.96 to high of $4.72. During the past two years, our common stock price has fluctuated significantly, ranging from a low of $2.72 to a high of $9.03 during the year ended December 31, 2009, and a low of $1.95 to a high of $13.65 during the year ended December 31, 2008. Financial market instability in 2008 and 2009 caused by the turmoil in the financial industry and the recent economic recession has further contributed to the volatility of our stock price. Volatility in our common stock could cause stockholders to incur substantial losses. An active public market for our common stock may not be sustained, and the market price of our common stock may continue to be highly volatile. The market price of our common stock has fluctuated significantly in response to various factors, some of which are beyond our control, including but not limited to the following:

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

We have a relatively low volume of daily trades in our common stock on the Nasdaq Global Market. For example, the average daily trading volume in our common stock on the Nasdaq Global Market over the ten-day trading period prior to November 1, 2010 was 215,400 shares per day. Any large transactions in our common stock may be difficult to conduct and may cause significant fluctuations in the price of our common stock.

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

ITEM 6.	EXHIBITS

(a) Exhibits:

10.1	Fifth Amendment of the Research and Commercial License Option Agreement between Sangamo BioSciences, Inc. and Dow AgroSciences LLC, dated May 14, 2010.

10.2++	Sixth Amendment of the Research and Commercial License Option Agreement between Sangamo BioSciences, Inc. and Dow AgroSciences LLC, dated August 27, 2010.

31.1	Rule 13a — 14(a) Certification by President and Chief Executive Officer.

31.2	Rule 13a — 14(a) Certification by Principal Financial and Accounting Officer.

32.1	Certification Pursuant to 18 U.S.C. Section 1350.

++	Confidential treatment has been requested for certain information contained in this document. Such information has been omitted and filed separately with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 2, 2010

SANGAMO BIOSCIENCES, INC.

/S/ H. WARD WOLFF
H. Ward Wolff
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)