Form 10-K
period 2010-12-31
SANGAMO BIOSCIENCES INC
filed 2011-02-17
CIK 1001233

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number: 0-30171

SANGAMO BIOSCIENCES, INC.

(Exact name of registrant as specified in its charter)

Delaware	68-0359556
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

501 Canal Boulevard, Suite A Richmond, California	94804
(Address of principal executive offices)	(Zip Code)

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

Large accelerated filer  ☐              Accelerated filer  ☑              Non-accelerated filer  ☐              Smaller reporting company  ☐

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

The aggregate market value of the voting stock held by non-affiliates of the registrant based upon the closing sale price of the common stock on June 30, 2010 (the last business day of the registrant’s most recently completed second fiscal quarter), as reported on the Nasdaq Global Market was $147,904,070. For purposes of this calculation, directors and executive officers of the registrant have been deemed affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at February 1, 2011
Common Stock, $0.01 par value per share	45,421,347 shares

DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts Into Which Incorporated
Proxy Statement for the 2011	Part III
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

ZFP Therapeutic® is a registered trademark of Sangamo BioSciences, Inc. This report also contains trademarks and trade names that are the property of their respective owners.

PART I

ITEM 1 – BUSINESS

Overview

We, and our licensed partners, are the leaders in the research, development and commercialization of zinc finger DNA-binding proteins (ZFPs), a naturally occurring class of proteins, and have used our knowledge and expertise to develop a proprietary technology platform. ZFPs can be engineered (see Fig. 1) to make ZFP transcription factors (ZFP TFs), proteins that can be used to turn genes on or off, and ZFP nucleases (ZFNs), proteins that enable us to modify DNA sequences in a variety of ways. As ZFPs act at the DNA level, they have broad potential applications in several areas including human therapeutics, plant agriculture, research reagents, as well as transgenic animal and cell-line engineering.

The main focus for our company is the development of novel human therapeutics and we are building a pipeline of ZFP Therapeutics®. Our lead ZFP Therapeutic, SB-509, a plasmid formulation of a ZFP TF activator of the vascular endothelial growth factor-A (VEGF-A) gene, is under evaluation in a Phase 2b clinical trial for moderately severe diabetic neuropathy (DN) and we expect to have data from this study in the fourth quarter of 2011.

We have an ongoing Phase 1/2 clinical trial and two Phase 1 trials to evaluate the first therapeutic application of our ZFN technology, SB-728-T, a ZFN-modified T-cell product for the treatment of HIV/AIDS. We expect to present preliminary data from the Phase 1 studies of this ZFP Therapeutic in the first quarter of 2011. In addition, our clinical collaborators at City of Hope (COH) have initiated a Phase 1 clinical trial to evaluate a ZFN-based therapeutic for the treatment of glioblastoma multiforme, a type of brain cancer.

We have preclinical development programs of ZFP Therapeutics in Parkinson’s disease, hemophilia B, neuropathic pain, and neuroregenerative programs in spinal cord injury, traumatic brain injury and stroke. In addition, we have research stage programs in monogenic diseases, genetic conditions that result from a defect in a single gene, including hemophilia and other hemoglobinopathies, and certain immunodeficiencies.

We believe the potential commercial applications of ZFPs are broad-based and we have capitalized on our ZFP platform by facilitating the sale or licensing of ZFP TFs or ZFNs to companies working in fields outside human therapeutics:

•

We have a license agreement with the research reagent company Sigma-Aldrich Corporation (Sigma). Sigma has the exclusive right to develop and market high value laboratory research reagents based upon Sangamo’s ZFP technology as well as ZFP-modified cell lines for commercial production of protein pharmaceuticals and ZFP-engineered transgenic animals. Sigma is marketing ZFN-derived gene editing tools under the trademark CompoZrTM and is selling transgenic animals through its SAGETM Labs business unit.

•

We have a license agreement with Dow AgroSciences, LLC (DAS), a wholly owned subsidiary of Dow Chemical Corporation. Under the agreement, Sangamo is providing DAS with access to Sangamo’s ZFP technology and the exclusive right to use it to modify the genomes or alter the nucleic acid or protein expression of plant cells, plants, or plant cell cultures. DAS plans to market ZFP-derived plant products under the trademark EXZACTTM Precision Technology. We have retained rights to use plants or plant-derived products to deliver ZFP TFs or ZFNs into human or animals for diagnostic, therapeutic, or prophylactic purposes.

•

We also have license agreements with life sciences companies including Genentech Inc. (Genentech), F. Hoffmann–La Roche Ltd and Hoffmann-La Roche Inc. (Roche) and Open Monoclonal Technology, Inc. (OMT). Pursuant to these license agreements, we granted non-exclusive rights to use our ZFP technology for protein pharmaceutical production and transgenic animals.

We have a substantial intellectual property position in the design, selection, composition, and use of engineered ZFPs to support all of these commercial activities. As of February 1, 2011, we either own outright or have exclusively licensed the commercial rights to approximately 283 patents issued in the United States and foreign national jurisdictions, and we have 359 patent applications owned and licensed pending worldwide. We continue to license and file new patent applications that strengthen our core and accessory patent portfolio. We believe that our intellectual property position will protect our ability to research, develop, and commercialize products and services based on ZFP technology across our chosen applications.

DNA, Genes, and Transcription Factors

DNA is present in all cells except mature red blood cells, and encodes the inherited characteristics of all living organisms. A cell’s DNA is organized in chromosomes as thousands of individual units called genes. Genes encode proteins, which are assembled through the process of transcription—whereby DNA is transcribed into ribonucleic acid (RNA)—and, subsequently, translation—whereby RNA is translated into protein. DNA, RNA, and proteins comprise many of the targets for pharmaceutical drug discovery and therapeutic intervention.

The human body is composed of specialized cells that perform different functions and are thus organized into tissues and organs. All somatic cells in an individual’s body contain the same set of genes. However, only a fraction of these genes are turned on, or expressed, in an individual human cell at any given time. Genes are regulated (i.e. turned on or turned off) in response to a wide variety of stimuli and developmental signals. Distinct sets of genes are expressed in different cell types. It is this pattern of gene expression that determines the structure, biological function, and health of all cells, tissues, and organisms. The aberrant expression of certain genes can lead to disease.

Transcription factors are proteins that bind to DNA and regulate gene expression. A transcription factor recognizes and binds to a specific DNA sequence within or near a particular gene and causes expression of that gene to be “turned on” (activated) or “turned off” (repressed). In higher organisms, transcription factors typically comprise two principal domains: the first is a DNA-binding domain, (designated in Figure 1 as the “recognition domain”) which recognizes a target DNA sequence and thereby directs the transcription factor to the proper chromosomal location; the second is a functional domain that causes the target gene to be activated or repressed (see Figure 1).

Figure 1

Schematic of the Two-Domain Structure of a ZFP Therapeutic

Engineered Zinc Finger Protein Transcription Factors (ZFP TFs) for Gene Regulation and Engineered ZFP Nucleases (ZFNs) for Gene Modification

Zinc finger DNA-binding proteins or ZFPs are the largest class of naturally occurring transcription factors in organisms from yeast to humans. Consistent with the two-domain structure of natural ZFP transcription factors, we take a modular approach to the design of the proteins that we engineer. The ZFP portion, the DNA-recognition domain, is typically composed of three or more zinc fingers. Each individual finger recognizes and binds to a three-four base pair sequence of DNA and multiple fingers can be linked together to recognize longer stretches of DNA, thereby improving specificity. By modifying the amino acids of a ZFP that directly interact with DNA, we can engineer novel ZFPs capable of recognizing pre-selected DNA sequences within, or near, virtually any gene.

We use the engineered ZFP DNA-binding domain linked to a functional domain. The ZFP DNA-binding domain brings the functional domain into the proximity of the gene of interest. Thus, Sangamo’s scientists can create a ZFP TF which is capable of controlling or regulating the expression of a target gene in the desired manner. For instance, attaching an activation domain to a ZFP will cause a target gene to be “turned on.” Alternatively, a repression domain causes the gene to be “turned off.” Our lead ZFP Therapeutic SB-509 is designed to turn a gene on. SB-509 is a ZFP TF activator of the vascular endothelial growth factor-A (VEGF-A) gene. VEGF-A has been shown to have angiogenic properties, i.e. to promote the growth of blood vessels, and to have a protective and regenerative effect on nerve tissue. We are currently testing this ZFP TF in a Phase 2b clinical trial in subjects with DN, and have preclinical programs of SB-509 for treatment of stroke, spinal cord injury and traumatic brain injury. We are also developing ZFP TFs that turn gene expression off. We have programs in neuropathic pain focused on the repression of pain receptors, Trk-A and PN3, and these ZFP TFs are in preclinical testing.

Our engineered ZFPs can also be attached to the cleavage domain of a restriction endonuclease, an enzyme that cuts DNA, creating a zinc finger nuclease or ZFN. The ZFN is able to recognize its intended gene target through its engineered ZFP DNA-binding domain. When a pair of ZFNs is bound to the DNA in the correct orientation and spacing, the DNA sequence is cut between the ZFP binding sites. DNA binding by both ZFNs is necessary for cleavage. This break in the DNA triggers a natural process of DNA repair in the cell. The repair process can be harnessed to achieve one of several outcomes that may be therapeutically useful. If cells are simply treated with ZFNs alone the repair process frequently results in joining together of the two ends of the broken DNA and the consequent loss of a small amount of genetic material that results in disruption of the original DNA sequence. This can result in the generation of a shortened or non-functional protein, i.e. gene disruption. We believe that ZFN-mediated gene modification may be used to disrupt a gene that is involved in disease pathology such as disruption of the CCR5 gene to treat HIV infection. In contrast, if cells are treated with ZFNs in the presence of an additional “donor” DNA sequence that encodes the correct gene sequence, the cell can use the donor as a template to correct the cell’s gene as it repairs the break resulting in ZFN-mediated gene correction. ZFN-mediated gene correction enables a corrected gene to be expressed in its natural chromosomal context and may provide a novel approach for the precise repair of DNA sequence mutations responsible for monogenic diseases such as hemophilia, sickle cell anemia or X-linked severe combined immunodeficiency (X-linked SCID). In addition, by making the donor sequence a gene-sized segment of DNA, a new copy of a gene can also be added into the genome at a specific location. The ability to place a gene-sized segment of DNA specifically into a pre-determined location in the genome eliminates the insertional mutagenesis concerns associated with traditional gene replacement approaches and broadens the range of mutations of a gene that can be corrected in a single step.

To date, we have designed, engineered, and assembled several thousand ZFPs and have tested many of these proteins for their affinity, or tightness of binding to their DNA target as well as their specificity, or preference for their intended DNA target. We have developed methods for the design, selection, and assembly of ZFPs capable of binding to a wide spectrum of DNA sequences and genes. We have linked ZFPs to numerous functional domains to create gene-specific ZFP TFs and have demonstrated the ability of these ZFP TFs to regulate hundreds of genes in dozens of different cell types and in whole organisms, including mice, rats, rabbits, pigs, fruit flies, worms, zebrafish and yeast, and in plant species including canola and maize. Sangamo scientists and collaborators have published data in peer-reviewed scientific journals on the transcriptional function of ZFP TFs, successful gene modification using ZFNs and the resulting changes in the behavior of the target cell, tissue, or organism. Sigma is currently using ZFNs to generate transgenic animals and cell lines that have specific genetic modifications that make them useful models of human disease. These high value biologic tools are being used by academics, and biotechnology and pharmaceutical companies for medical research and drug development. We are currently evaluating the efficacy of both ZFP TFs and ZFNs in human clinical trials.

ZFP Therapeutics Provide the Opportunity to Develop a New Class of Human Therapeutics

With our ability to generate and deliver gene-specific ZFP TFs for the activation or repression of genes and ZFNs for the correction, disruption or addition of target genes and DNA sequences, we are focused on developing a new class of highly differentiated human therapeutics. We believe that as more genes are validated as high-value therapeutic targets, the clinical breadth and scope of our ZFP Therapeutic applications may be substantial.

We believe that ZFP Therapeutics provide a unique and proprietary approach to drug design and may have differential competitive advantages over small-molecule drugs, protein pharmaceuticals and RNA-based approaches enabling the development of therapies for a broad range of unmet medical needs.

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

•

Provide high specificity and selectivity for targets. ZFP Therapeutics can be designed to act with high specificity and we have published such data (Proc. Natl. Acad. Sci (2003) vol:100, p11997-12002; J Neurosci. 2010 Dec 8;30(49):16469-74.; and Nat Biotechnol. 2008 Jul;26(7):808-16. Epub 2008 Jun 29.). In addition, there are generally only two targets per cell for a ZFP Therapeutic which means that ZFP TFs and ZFNs need to be available in the cell in very low concentrations. In contrast, drugs that act on protein and RNA targets that are naturally present in higher cellular concentrations need to be administered in higher concentrations. Many small molecule and RNA-based approaches either affect multiple targets demonstrating so-called “off-target effects” or are toxic in the concentrations required to be therapeutically effective.

•	Be used transiently to obtain a permanent therapeutic effect. Permanent gene disruption, correction or addition requires only brief cellular expression of ZFNs.

THERAPEUTIC PRODUCT DEVELOPMENT

ZFP Therapeutic Product Development Programs

Product Candidate	Targeted Indication	Stage of Development	Protocol	Milestones
SB-509	Diabetic Neuropathy	Phase 2b	SB-509-901	Trial initiated January 2010, enrollment of 170 subjects completed in December 2010 and data expected in 4Q 2011

SB-728-T	HIV/AIDS	Phase 1/2	SB-728-T-1002	Trial initiated in October 2010

		Phase 1	SB-728-T-902	Enrollment completed. Expect data in 1Q 2011

		Phase 1	SB-728-T*	Trial ongoing at University of Pennsylvania and preliminary data expected in 1Q 2011

SB-313xTZ	Glioblastoma	Phase1	GRm13Z40-2*	Trial ongoing at City of Hope

Table 1: Summary of ongoing clinical trials evaluating Sangamo’s ZFP Therapeutics.

*	Investigator sponsored trial

SB-509 for Diabetic Neuropathy (DN)

Market Opportunity

Diabetic peripheral sensory and motor neuropathy is one of the most frequent complications of diabetes. The Centers for Disease Control (CDC) estimates that approximately 60-70% of those with diabetes have some form of neuropathy and the longer a person has diabetes the greater their risk of developing this condition. DN is primarily a result of having high blood glucose over several years which results in damage to the blood vessels that bring oxygen to nerves as well as damage to the nerves themselves. As a result, the damaged nerves do not function properly. Symptoms include numbness, tingling sensations and pain particularly in the toes or feet which may evolve into loss of sensation and motor function as nerve damage progresses. Ulcers and sores may appear on numb areas of the foot or leg because pressure or injury goes unnoticed. Despite adequate treatment, these areas of trauma frequently become infected and this infection may spread to the bone, necessitating amputation of the leg or foot. The rate of amputation for people with diabetes is ten times higher than that for non-diabetics and more than 60% of non-traumatic lower-limb amputations in the United States occur among people with diabetes. In 2004, this translated to approximately 71,000 non-traumatic lower limb amputations. Diabetes is a growing problem. The CDC estimates that from 1980 through 2007 (the most recent year for which data is available), the number of Americans with diabetes increased from 5.6 million to 23.6 million (7.8% of the population). Each year 1.6 million new cases of diabetes are diagnosed in people aged 20 years and older.

Current Treatments and Unmet Medical Need

There is no therapeutic approach for DN that addresses nerve damage and vascular insufficiency. The only therapies approved by the FDA for the treatment of DN are analgesics and antidepressants such as Lyrica® (pregabalin) and Cymbalta® (duloxetine hydrochloride) that address the symptoms of pain but do not retard or reverse the progression of the disease.

Sangamo’s Therapeutic Approach

Sangamo is developing SB-509, a disease-modifying therapeutic approach, to address the underlying nerve damage characteristic of DN. SB-509 is an injectable formulation of plasmid DNA that encodes a ZFP TF designed to up-regulate the patient’s own gene encoding vascular endothelial growth factor A (VEGF-A). VEGF-A has been demonstrated to have both angiogenic and direct neuroproliferative, neuroregenerative and neuroprotective properties. The VEGF-A gene encodes multiple forms (isoforms) of the VEGF-A protein which exhibit slightly different properties and bind to different VEGF-A receptors. It is believed that all of these isoforms are required to be present in specific ratios to achieve a full biological effect. SB-509 activates the expression of all isoforms of VEGF-A in their natural ratios and we believe that this differentiates Sangamo’s approach. Human clinical studies have demonstrated that VEGF expression is reduced in diabetic patients with neuropathy and that the more severe the symptoms, the greater the reduction in VEGF-A expression (Diabetes Care (2008) Vol: 31 p140-145). We have completed preclinical studies of VEGF-A activation using our ZFP Therapeutic, SB-509, in animal models of DN and demonstrated that single and repeat intramuscular injections of SB-509 in rats with diabetes resulted in protection of nerve function in the treated limb as measured by sensory and motor nerve conduction velocities (Diabetes (2006) Vol:55 p1847-1854).

We are currently evaluating SB-509 in an ongoing double-blind, placebo-controlled Phase 2b clinical trial (SB-509-901) in subjects with moderately severe DN. Subject inclusion criteria for the trial are based upon accumulated data from Sangamo’s earlier Phase 1 and Phase 2 clinical trials in subjects with DN. The trial is designed to finalize dose, schedule and primary and secondary endpoints for Phase 3 trials. We have completed enrollment of subjects into the trial and expect to have data by the fourth quarter of 2011.

In January 2005, we filed an IND application with the FDA for SB-509 for the treatment of mild to moderate diabetic neuropathy. Since then we have completed a Phase 1 clinical trial and three Phase 2 clinical trials in subjects with DN symptoms that ranged from mild to severe, as determined using several standard measurements of nerve function, including quantitative sensory testing (QST), neuropathy impairment score of the lower limb (NIS-LL), which quantifies the results of a neurological examination, and nerve conduction velocity (NCV) measurements.

Data from our Phase 1 clinical trial demonstrated a statistically significant improvement in QST and NIS-LL as well as clinically relevant trends toward improvement in motor and sensory NCV measurements in subjects with mild to moderate diabetic neuropathy over a six month period after a single administration of SB-509. Top line data from our double-blind, placebo-controlled, repeat-dosing multi-center Phase 2 clinical trial of SB-509 (SB-509-601) in subjects with mild to moderate DN did not demonstrate significant differences between the SB-509 and placebo treated subjects in a number of measures of nerve function and health at the primary analysis point, day 180 post-treatment. However, data from the study in which intraepidermal nerve fiber density (IENFD) was measured in skin biopsies from subjects in the SB-509-601 trial demonstrated a direct neuroregenerative effect of SB-509 treatment that resulted in a statistically significant (p value=0.02) percentage increase in small unmyelinated nerve fibers. Further analysis of data from the SB-509-601 trial demonstrated a greater nerve regrowth response to SB-509 treatment in subjects with more severe neuropathy, as judged by their baseline IENFD, compared to regrowth responses in placebo-treated subjects. In addition, subgroup analyses using baseline severity of disease as a selection criterion demonstrated that SB-509 treatment resulted in correlative clinically relevant improvements in NIS-LL and sural NCV (sNCV) in subjects with moderate to severe disease. A repeat-dosing placebo-controlled Phase 2 clinical study (SB-509-701) to evaluate SB-509 in subjects with severe DN demonstrated preferential recovery of sNCV in SB-509-treated subjects compared with the placebo-treated group during 180 days post treatment in subjects who entered the trial with blocked sural nerves. All clinical studies with this drug thus far have demonstrated that treatment with SB-509 is well-tolerated and we have not observed any drug-related severe adverse events (SAEs). We have also evaluated SB-509 in a Phase 2 clinical trial in subjects with Amyotrophic Lateral Sclerosis (ALS) as well as preclinical animal studies in spinal cord injury, traumatic brain injury and stroke.

The Juvenile Diabetes Research Foundation International (JDRF) has provided funding to support aspects of two of our human clinical studies of SB-509. We first entered into an agreement with JDRF in October 2006 to provide up to $3.0 million in funding to support our SB-509-601 trial and received the full amount of the funding at the conclusion of the trial. In January 2010, JDRF committed to provide further funding of up to $3.0 million to support our ongoing Phase 2b trial based upon achievement of certain milestones pertaining to the study.

Amyotrophic Lateral Sclerosis (ALS)

Market Opportunity

ALS, commonly referred to as “Lou Gehrig’s disease,” is a progressive neurodegenerative disease that affects nerve cells in the brain and the spinal cord and is generally fatal. The cause is not clearly understood and there is no cure. The progressive degeneration of motor neurons in ALS is the primary reason that the disease is fatal. When the motor neurons die, the ability of the brain to initiate and control muscle movement is lost. Muscle weakness is a hallmark initial sign in ALS, occurring in approximately 60% of patients. The hands and feet may be affected first, causing difficulty in lifting, walking or using the hands. As the weakening and paralysis continue to spread to the muscles of the trunk, the disease eventually affects speech, swallowing, chewing and breathing. When the breathing muscles become affected, ultimately, patients need permanent ventilatory support in order to survive. More than 5,000 Americans are diagnosed with ALS each year. Approximately 30,000 people at any given time are living with ALS in the United States.

Current Treatments and Unmet Medical Need

The FDA has approved a single medication, Rilutek© (Riluzole) which modestly increases lifespan in ALS patients but does not appear to improve their quality of life.

Sangamo’s Therapeutic Approach

While not envisioned as a cure for ALS, our therapeutic approach is designed to be disease-modifying, to protect and restore the function of damaged nerves in order to preserve muscle strength and potentially improve quality of life for ALS patients. There are both animal and human clinical data suggesting that a defect or deficiency in VEGF expression plays a role in ALS.

In September 2008 we initiated a Phase 2 clinical trial (SB-509-801) to evaluate the therapeutic effect of regional muscle delivery of SB-509 in subjects with ALS. The study, which was designed to evaluate safety and efficacy, was completed and the data reported at the Society for Neuroscience meeting in November 2010. Data from SB-509-801 demonstrated that the drug was well-tolerated in subjects with ALS and that SB-509 treated subjects exhibited a modest delay in deterioration of muscle strength as measured by manual muscle testing (MMT) compared to baseline-matched historic controls. These data have provided information for the design of future studies, although none are currently in progress.

Human Immunodeficiency Virus (HIV) and Acquired Immunodeficiency Syndrome (AIDS)

Market Opportunity

HIV infection results in the death of immune system cells, particularly CD4+ T-cells, and thus leads to AIDS, a condition in which the body’s immune system is depleted to such a degree that the patient is unable to fight off common infections. Ultimately, these patients succumb to opportunistic infections or cancers. According to UNAIDS/WHO, over 2.7 million people were newly infected with HIV in 2007. An estimated 2.0 million people died of AIDS in the same year. There are now over 33 million people living with HIV and AIDS worldwide. The CDC estimates that, in the United States alone, there were 1.2 million people living with HIV/AIDS, approximately 54,000 new infections and 23,000 deaths in 2007.

Current Treatments and Unmet Medical Need

Currently, there are approximately 30 antiretroviral drugs approved by the FDA to treat people infected with HIV. These drugs fall into four major classes: reverse transcriptase inhibitors, protease inhibitors, integrase inhibitors and entry and fusion inhibitors. This latter class also includes a small molecule antagonist of the CCR5 receptor, Selzentry® (maraviroc). This drug is being used in combination with other antiretroviral agents for treatment-experienced adult patients infected with CCR5-tropic HIV-1 strains that are resistant to multiple antiretroviral agents. There are no study results demonstrating the effect of Selzentry on clinical progression of HIV-1 and the drug carries a black box warning of liver toxicity.

As HIV reproduces itself, variants of the virus emerge, including some that are resistant to antiretroviral drugs. Therefore, doctors recommend that people infected with HIV take a combination of antiretroviral drugs known as highly active antiretroviral therapy, or HAART. This strategy typically combines drugs from at least two different classes of antiretroviral drugs. Currently available drugs do not cure HIV infection or AIDS. They can suppress the virus, even to undetectable levels, but they cannot eliminate HIV from the body. Hence, people with HIV need to take antiretroviral drugs continuously which can have significant side effects over time. There is no therapeutic approach available which protects CD4+ T-cells, reduces viral load and does not require daily dosing.

Sangamo’s Therapeutic Approach

Our therapeutic approach aims to use our ZFN-mediated gene editing technology to replicate a naturally occurring human mutation which renders individuals largely resistant to infection with the most common strain of HIV. CCR5 is a co-receptor for HIV entry into T-cells and, if CCR5 is not expressed on their surface, HIV infects them with lower efficiency. A population of individuals that is immune to HIV infection, despite multiple exposures to the virus, has been identified and extensively studied. The majority of these individuals have a natural mutation, CCR5delta32, resulting in the expression of a shortened, or truncated, and non-functional CCR5 protein. This mutation appears to have no observable deleterious effect. In addition, a study published in Blood in December 2010 reported an effective cure when an AIDS patient with leukemia received a bone marrow transplant from a “matched” donor with this CCR5 delta-32 mutation. This approach transferred the hematopoietic stem cells (HSCs) residing in the bone marrow from the delta-32 donor, and provided a self-renewable and potentially lifelong source of HIV-resistant immune cells. After transplantation, the patient was able to discontinue all anti-HIV drug treatments, CD4 counts increased, and viral load dropped to an undetectable level, demonstrating effective transplantation of protection from HIV infection.

We are using our ZFN-mediated gene disruption technology to disrupt the CCR5 gene in cells of a patient’s immune system to make these cells permanently resistant to HIV infection. The aim is to provide a population of HIV-resistant cells that can fight HIV and opportunistic infections mimicking the situation in individuals that carry the natural mutation. In December 2008, in collaboration with scientists at the University of Pennsylvania, an IND application was filed for a Phase 1 trial of our CCR5 ZFP Therapeutic, SB-728-T. This single-dose investigator-sponsored trial began enrolling subjects in February 2009, at the University of Pennsylvania. In September 2009, we filed an IND application and initiated a dose-escalation Phase 1 clinical trial (SB-728-T-902) of SB-728-T. Both Phase 1 studies are in HIV-infected individuals who are on highly active antiretroviral therapy (HAART). The studies are designed primarily to evaluate the safety and tolerability of this ZFP Therapeutic approach; however, subjects’ CD4 T-cell counts, levels of CCR5-modified T-cells and viral burden will also be monitored. We expect to present preliminary data from both trials in the first quarter of 2011.

In October 2010, we also initiated a new Phase 1/2 study (SB-728-T-1002) to evaluate SB-728-T in HIV-infected individuals who are not yet on HAART. We also expanded our SB-728-T-901 study to include an additional cohort of subjects that are failing HAART. With the expansion of this clinical program we are evaluating SB-728-T in a broad spectrum of HIV infection from individuals who are recently infected and not on HAART through those who are failing HAART.

We also have a preclinical stage program to investigate this approach in hematopoietic stem cells and, with our collaborators at City of Hope and the University of Southern California, have funding for this program from a $14.5 million Disease Team Research Award granted by the California Institute for Regenerative Medicine (CIRM). In addition, we have a research stage program to develop our ZFN approach as an in-vivo application for which we have received a Grand Challenges Explorations grant of $100,000 from the Bill and Melinda Gates Foundation.

Glioblastoma Multiforme (GBM)

Market Opportunity

Gliomas are the most common type of primary brain cancers; 20,000 cases are diagnosed and 14,000 glioma-related deaths occur annually in the United States. Glioblastoma multiforme (GBM), the most common type of glioma, is rapidly progressive and nearly universally lethal.

Current Treatments and Unmet Medical Need

Malignant glioma is managed through surgery, chemoradiotherapy, which often exacerbates the already severe symptoms caused by the location of the tumor, anti-angiogenic therapy and symptomatic care with glucocorticoids. With modern surgical and radiotherapeutic techniques, the mean duration of survival has increased to 82 weeks, although 5-year survival rates have only increased from 3-6%. Resection of 90% of bulky tumors is usually attempted provided that vital functional anatomy is spared. Chemotherapy, resection and radiation provide only marginal survival advantage to patients. Approximately 80% of recurrent tumors arise from remnants of the original incompletely resected tumor. The median survival of recurrent glioblastoma multiforme patients treated with a second resection is 36 weeks. Due to their ability to infiltrate tissues and destroy cancer cells, T-cell-based immunotherapies are a promising approach to the effective treatment of cancer. However, T-cell-based immunotherapy is ineffective in the presence of glucocorticoids, which are used routinely to limit brain swelling.

Sangamo’s Therapeutic Approach

In collaboration with clinicians at City of Hope (COH) we are developing a ZFP Therapeutic that uses our ZFN technology to disrupt the expression of the gene encoding the glucocorticoid receptor in T-cells. Our collaborators have developed an engineered protein known as an IL-13 “zetakine” that, when expressed in cytotoxic or “killer” T-cells, enables them to seek out and destroy glioblastoma cells in the brain. In an investigator-sponsored IND, patients have been treated with zetakine-modified T-cells which have shown significant anti-tumor activity. In this clinical protocol, T-cells are modified to express the zetakine. These modified cells are infused into the brain following surgery for the targeted elimination of residual tumor cells. Frequently, however, a glucocorticoid such as Decadron® must be administered to patients post-surgery to control brain swelling. Glucocorticoids inactivate or kill the therapeutic T-cells through a protein known as the glucocorticoid receptor (GR). Cells without a functional GR are drug-resistant and are therefore available to destroy tumor cells. Our goal is to generate zetakine positive, GR-negative T-cells, thus enabling the full treatment effect to occur even in the presence of Decadron. In December 2006, we entered into a broad, exclusive license agreement with COH for use of the zetakine with our technology. Sangamo retains commercialization rights and COH receives success-based milestone and downstream payments. In 2009, our collaborators at COH filed an investigator-sponsored IND application for a Phase 1 clinical trial of this therapeutic and have initiated a Phase 1 trial in subjects with recurrent/refractory GM.

ZFP Therapeutic Pre-clinical Stage Programs

In addition to our ongoing Phase 2b clinical trial in DN, and Phase 1 studies in HIV/AIDS and glioblastoma, we currently have multiple preclinical-stage programs (i.e., lead ZFP TF and ZFN molecules in animal efficacy studies).

Parkinson’s Disease (PD)

Parkinson’s disease is a chronic, progressive disorder of the central nervous system and results from the loss of cells in a section of the brain called the substantia nigra. These cells produce dopamine, a chemical messenger responsible for transmitting signals within the brain. Loss of dopamine causes critical nerve cells, or neurons, in the brain, to fire out of control, leaving patients unable to direct or control their movement in a normal manner. The symptoms of Parkinson’s may include tremors, difficulty maintaining balance and gait, rigidity or stiffness of the limbs and trunk and general slowness of movement (also called bradykinesia). Patients may also eventually have difficulty walking, talking, or completing other simple tasks. Symptoms often appear gradually yet with increasing severity and the progression of the disease may vary widely from patient to patient. There is no cure for Parkinson’s disease. Drugs have been developed that can help patients manage many of the symptoms; however, they do not prevent disease progression. According to the Parkinson’s Disease Foundation, approximately 60,000 Americans are diagnosed with PD each year and approximately 1 million people in the US live with the disease. Glial cell line-derived neurotrophic factor (GDNF) is a potent neurotrophic factor that has shown promise in preclinical testing to slow or stop the progression of PD. In January 2007, we were awarded a two-year grant of $950,000 by The Michael J. Fox Foundation for Parkinson’s Research (MJFF) to support the development of a ZFP TF activator of GDNF to treat PD. We carried out preclinical studies in a rat model of the disease in collaboration with scientists at the University of California, San Francisco (UCSF) and these data have been published. In July 2010, we were awarded a second round of funding by MJFF to support further studies of ZFP TF activators of GDNF in non-human primates. The $900,000 award will be paid over a period of two years.

Hemophilia B

Hemophilia, a rare bleeding disorder in which the blood doesn’t clot normally, is an example of a monogenic disease (a disease that is caused by a genetic defect in a single gene). There are several types of hemophilia, including hemophilia A (caused by a defect in clotting factor VIII) and B (caused by a defect in clotting factor IX). Clotting factors help the blood clot and stop bleeding when blood vessels are injured. Hemophilia usually occurs only in males. About 18,000 people in the United States have hemophilia, and each year about 400 babies are born with the disorder. Approximately 12-15% of those have hemophila B. The standard treatment for individuals with hemophilia B is infusion of factor IX concentrates or recombinant factor IX to replace the defective clotting factor. People with severe forms of the disease may need ongoing preventive infusions. Individuals with hemophilia B are at increased risk of developing hepatitis and other viral infections due to repeated exposure to blood products.

Using our ZFN-gene editing technology, we have demonstrated functional correction of the human factor IX gene by direct delivery of ZFNs in a mouse model of the disease. Further preclinical studies are ongoing to develop a single treatment therapy for hemophilia B which will provide a permanent correction and reduce or eliminate the need for infusions of clotting factor products.

Neuropathic Pain (Cancer Pain)

Neuropathic pain comprises a set of chronic pain disorders that cannot be attributed to a physical trauma, as is the case with acute pain. There are several million patients with neuropathic pain in the United States, including late-stage cancer patients. Studies have shown that 90% of patients with advanced cancer experience severe pain, and that pain occurs in 30% of all cancer patients regardless of the stage of the disease. Pain usually increases in intensity as cancer progresses. The most common cancer pain is from tumors that metastasize to the bone. Approximately 60-80% of cancer patients with bone metastases experience severe pain. The second most common cancer pain is caused by tumors infiltrating nerves. Tumors near neural structures may cause the most severe pain. The few drugs currently being used to treat pain in these patients show marginal efficacy and can have very significant side effects. Chronic pain is a major and underserved market opportunity and is now an area of intense focus by pharmaceutical researchers owing to the discovery of several new pain-related pathways and drug targets. Recent studies have shown that in chronic pain certain proteins in nerve cell membranes are up-regulated or over-expressed. Our scientists have identified ZFP TF candidates that repress the expression of two of these pain targets, Trk-A and PN3, in cell-based models. Trk-A and PN3 fall into the class of “non-druggable” targets (i.e targets for which a small molecule or antibody approach is not feasible). We have incorporated these ZFP TFs into gene transfer vectors and have demonstrated a statistically significant reduction of pain in an animal model of bone cancer pain after treatment with Sangamo’s ZFP TF repressor of Trk-A. Further animal studies are ongoing.

Nerve Regeneration—Spinal Cord Injury (SCI), Traumatic Brain Injury (TBI) and Stroke

Nerves are fragile and can be damaged by disease, pressure, stretching, or cutting. While recent advances in emergency care and rehabilitation allow many patients suffering from a nerve injury or neurodegenerative disease to survive for longer periods and live with their condition, there are currently no therapeutic options for restoring nerve function. The spectrum of direct nerve injuries ranges from “pinched” nerves, e.g. sciatica, to outright spinal cord severance. Spinal Cord Injury (SCI) encompasses damage to the spinal cord that results in a loss of function such as mobility or feeling. The National Spinal Cord Injury Statistical Center (NSCISC) estimates that there are approximately 12,000 new cases of SCI each year, primarily in young adults. The spinal cord does not have to be severed in order for a loss of function to occur. In fact, in most people with SCI the spinal cord is intact, but the damage to it results in loss of function.

A stroke occurs when a blood clot blocks an artery, or a blood vessel breaks, interrupting blood flow to an area of the brain. When either of these events occurs, brain cells begin to die, frequently resulting in brain damage which can result in impairment of speech, movement and memory. According to the CDC, and based upon information from the Greater Cincinnati/Northern Kentucky Stroke Study and the National Institute of Neurological Diseases and Stroke, strokes killed approximately 136,000 people in 2007 and are the third largest cause of death in the United States. About 795,000 people suffer a new or recurrent stroke each year. About 610,000 of these are first attacks and 185,000 are recurrent attacks. As a consequence, strokes are a leading cause of serious, long-term disability in the US. About 6.4 million stroke survivors are alive today.

Evidence from preclinical and clinical studies using VEGF-A suggests that the targeted up-regulation of VEGF-A may be a viable approach to the treatment of degenerative nerve disease, crush injuries, SCI and traumatic brain injury and stroke. In collaboration with several academic labs, we are evaluating our ZFP TF activator of the VEGF-A gene in pre-clinical animal efficacy models of SCI, TBI and stroke. We have presented data that demonstrate a statistically significant effect on both recovery of hind-limb function and spinal cord tissue preservation following treatment at the time of injury with our ZFP TF activator of VEGF-A in a severe model of SCI. Further preclinical studies are ongoing to evaluate SB-509 in ischemia models of TBI and stroke and in SCI models to investigate dosing regimens.

ZFP Therapeutic Research Programs

We also have several research stage ZFN-mediated gene modification programs in progress. These initiatives include programs in monogenic diseases, including hemoglobinopathies such as sickle cell anemia, and immune system disorders such as X-linked severe combined immunodeficiency (X-linked SCID).

CORPORATE RELATIONSHIPS

We are applying our ZFP technology platform to several commercial applications in which our products provide us and our strategic partners and collaborators with potential technical, competitive and economic advantages. Where and when appropriate, we have established and will continue to pursue ZFP Therapeutic strategic partnerships and corporate partnerships in non-therapeutic areas with selected pharmaceutical, biotechnology and chemical companies to fund internal research and development activities and to assist in product development and commercialization.

Agreement with Sigma-Aldrich Corporation in Laboratory Research Reagents, Transgenic Animal and Commercial Protein Production Cell-line Engineering

In July 2007, we entered into a license agreement with Sigma-Aldrich Corporation (Sigma). Under the license agreement, we are providing Sigma with access to our proprietary ZFP technology and the exclusive right to use the technology to develop and commercialize research reagents products and services in the research field, excluding certain agricultural research uses that Sangamo previously licensed to Dow AgroSciences LLC. Under the agreement, Sangamo and Sigma agreed to conduct research programs to develop laboratory research reagents using our ZFP technology, during which time we agreed to assist Sigma in connection in its efforts to market and sell services employing our technology in the research field. We have transferred the ZFP manufacturing technology to Sigma.

Under the terms of the agreement, Sigma made an initial payment comprising an upfront license fee and the purchase of 1.0 million shares of Sangamo’s common stock under a separate stock purchase agreement, resulting in a total upfront payment to Sangamo of $13.5 million, which consisted of an equity investment by Sigma in Sangamo common stock valued at $8.55 million, a $3.95 million license fee, and $1.0 million of research funding. Under the license agreement, we received research funding and development milestone payments and may receive commercial milestone payments based on net sales of up to $17.0 million, subject to the continuation of the agreement. During the term of the license agreement, Sigma is obligated to pay to Sangamo minimum annual payments, a share of certain revenues received by Sigma from sublicensees, and royalty payments on the sale of licensed products and services. Sigma also has the right to sublicense the ZFP technology for research applications, and we are eligible to receive 25% of any sublicensing revenues. We retain the sole right to use and license our ZFP technology for GMP production purposes, for the production of materials used in or administered to humans, and for any other industrial commercial use.

In October 2009, Sangamo expanded its license agreement with Sigma. In addition to the original terms of the license agreement, Sangamo provided Sigma with the exclusive rights to develop and distribute ZFP-modified cell lines for commercial production of protein pharmaceuticals and certain ZFP-engineered transgenic animals for commercial applications. Under the terms of the agreement, Sigma made a total upfront payment of $20.0 million. There were two components to the $20.0 million we received: an equity investment by Sigma in 636,133 shares of Sangamo common stock valued at $4.9 million, and a $15.1 million upfront license fee. The upfront license fee was recognized as revenue on a straight-line basis from the effective date of the expanded license through July 2010, which represents the period over which we were obligated to perform research services for Sigma. Sangamo is also eligible to receive commercial license fees of $5.0 million based upon a percentage of net sales and sublicensing revenue and thereafter a royalty of 10.5% of net sales and sublicensing revenue. In addition, upon the achievement of certain cumulative commercial milestones Sigma will make milestone payments to Sangamo up to an aggregate of $25.0 million.

The agreements may be terminated by Sigma at any time with a 90-day notice or by either party upon an uncured material breach of the agreements by the other party. As a result, actual future milestone payments could be lower than the amounts stated above. In the event of any termination, all rights to use our ZFP technology will revert to us, and Sigma will no longer be permitted to practice our ZFP technology or to develop or, except in limited circumstances, commercialize any products derived from our ZFP technology.

Revenues related to the Sigma agreements, excluding royalty revenues, were $11.6 million, $11.1 million and $3.3 million during 2010, 2009 and 2008, respectively. Royalty revenues under the Sigma agreement were $734,000, $332,000 and $388,000 during 2010, 2009 and 2008, respectively. Related costs and expenses incurred under the Sigma agreement were $1.2 million, $2.6 million and $2.2 million during 2010, 2009 and 2008, respectively.

Agreement with Dow AgroSciences in Plant Agriculture

In October 2005, we entered into an exclusive commercial license with Dow AgroSciences LLC (DAS). Under this agreement, we are providing DAS with access to our proprietary zinc finger DNA-binding protein (ZFP) technology and the exclusive right to use our ZFP technology to modify the genomes or alter the nucleic acid or protein expression of plant cells, plants, or plant cell cultures. We have retained rights to use plants or plant-derived products to deliver ZFP TFs or ZFNs into human or animals for diagnostic, therapeutic, or prophylactic purposes.

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

We agreed to supply DAS and its sublicensees with ZFP TFs and/or ZFNs for both research and commercial use over the initial three year period of the agreement and have amended and extended this provision. The agreement also provides for minimum sublicense fees each year due to us every October, provided the agreement is not terminated by DAS. Annual fees range from $250,000 to $3.0 million and total $25.3 million over 11 years. Furthermore, DAS has the right to sublicense our ZFP technology to third parties for use in plant cells, plants, or plant cell cultures, and we will be entitled to 25% of any cash consideration received by DAS under such sublicenses. We do not have any performance obligations with respect to the sublicensing activities to be conducted by DAS. DAS has the right to terminate the agreement at any time; accordingly, our actual sublicense fees over the term of the agreement could be lower than $25.3 million. In addition, each party may terminate the agreement upon an uncured material breach of the agreement by the other party. In the event of any termination of the agreement, all rights to use our ZFP technology will revert to us, and DAS will no longer be permitted to practice our ZFP technology or to develop or, except in limited circumstances, commercialize any products derived from our ZFP technology.

The commercial license fee of $6.0 million, the remaining research milestones of $2.3 million and the unrecognized portion of the initial cash payment were recognized ratably over the period from option exercise through December 31, 2010. In December 2010, we amended our agreement with DAS to extend the period of reagent manufacturing services through December 31, 2011 and research services through December 31, 2012.

Revenues under the agreement were $4.4 million, $8.8 million and $7.4 million during 2010, 2009 and 2008, respectively. Related costs and expenses incurred under the agreement were $671,000, $639,000 and $391,000 during 2010, 2009 and 2008, respectively.

Other Programs and Partners

Prior to our agreements with Sigma and DAS we marketed our ZFP TF and ZFN technology and intellectual property in products and areas outside ZFP Therapeutics directly to the pharmaceutical and biotechnology industry and established agreements in cell line engineering for pharmaceutical protein production and the development of transgenic animals.

Pharmaceutical Protein Production

The production of pharmaceutical proteins, such as therapeutic antibodies, is an important area of commercial growth. Sangamo scientists and their collaborators have demonstrated that ZFP-engineered mammalian cells may be used to increase the yield of systems used for pharmaceutical protein production.

We have established several research collaborations in this area. Commencing in December 2004, we had a research collaboration agreement with Pfizer Inc. (Pfizer) to use our ZFP technology to develop enhanced cell lines for protein pharmaceutical production. Under the terms of the agreement, Pfizer funded research at Sangamo and we provided our proprietary ZFP technology for Pfizer to assess its feasibility for use in mammalian cell-based protein production. We generated novel cell lines and vector systems for enhanced protein production as well as novel technology for rapid creation of new production cell lines. As of December 31, 2009, we have received all funding due from Pfizer under the 2004 research collaboration agreement. In December 2008, we entered into a license agreement with Pfizer to provide Pfizer with a worldwide, non-exclusive license for the use of certain ZFP Nuclease (ZFNs) reagents to permanently eliminate the Glutamine Synthetase (GS) gene in Chinese Hamster Ovary (CHO) cell lines and for the use of these ZFN-modified cells for clinical and commercial production of therapeutic proteins. Under the terms of this agreement we received a one time payment of $3.0 million from Pfizer for a fully paid commercial license.

Revenues under the Pfizer agreements were $0, $325,000 and $3.0 million in 2010, 2009 and 2008, respectively. Related costs and expenses incurred under the Pfizer agreements were $0, $0 and $66,000 in 2010, 2009 and 2008, respectively.

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

In addition, pursuant to a license agreement between Sangamo and Sigma, effective as of July 10, 2007, Sigma has the exclusive right to offer certain services to Genentech involving Sangamo’s ZFN technology that are covered under the second research and license agreement. Notwithstanding such exclusive right, Sigma has agreed to permit Sangamo to directly offer the ZFN-related services to Genentech under the second research and license agreement, and in exchange we have and will continue to share with Sigma certain payments made to us under the second research and license agreement. Revenues attributable to collaborative research and development performed under the Genentech agreement were $150,000, $517,000 and $389,000 during 2010, 2009 and 2008, respectively. Related costs and expenses performed under the Genentech agreement were $38,000, $195,000 and $147,000 during 2010, 2009 and 2008, respectively.

Transgenic Animals

In April 2008, we entered into a license agreement with Open Monoclonal Technology, Inc. (OMT), pursuant to which we granted a royalty-bearing, non-exclusive, sublicensable worldwide license to OMT for the commercial use of a transgenic animal generated using our ZFN technology. In addition, we have agreed not to transfer ZFNs to third parties for commercial uses similar to OMT’s intended use under the agreement. In consideration of the license and rights granted to OMT, OMT paid us an upfront license fee, and will pay us for each product created or developed through use of Sangamo’s ZFN technology aggregate milestone payments of up to $850,000 upon the achievement of certain specified clinical development milestones, a small percentage royalty on sales of any product developed using Sangamo’s ZFN technology and a low single-digit percentage share of payments received by OMT from sublicensees. For any given OMT product, OMT has the right to buy out its future royalty payment obligations under the license agreement by paying a lump sum fee to us. To date, OMT has paid us $250,000 under the license agreement. We have retained the sole right, at our discretion, to take appropriate actions against persons infringing on our transgenic animal related intellectual property. The license agreement shall continue in effect until neither OMT nor we have any further payment obligations. OMT may terminate the license agreement at any time. Either party may terminate the agreement upon a material breach by the other party.

In July 2008, we entered into a research and license agreement with F. Hoffmann-La Roche Ltd and Hoffmann-La Roche Inc. (collectively, Roche), pursuant to which we provided Roche with access to aspects of our proprietary ZFN technology. During an initial research term, Roche had the right to use ZFNs provided by us to generate ZFN-modified cell lines and animals having targeted modifications in a specified gene in a specified species, solely for research purposes. In December 2009, pursuant to the research and license agreement Roche exercised an option to receive an exclusive, worldwide license to use such animals in the production of therapeutic and diagnostic products. This exclusive commercial license shall continue, on a country-by-country and product-by-product basis, until the later of 10 years after the first commercial sale in such country or the expiration of the last valid patent claim covering such product. We have agreed not to transfer or license to third parties the specific ZFNs provided to Roche under the research and license agreement, or derivatives of such ZFNs.

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

Funding from Research Foundations

The Juvenile Diabetes Research Foundation International

In October 2006, we announced a partnership with the Juvenile Diabetes Research Foundation International (JDRF) to provide financial support to one of our Phase 2 human clinical studies (SB-509-601) of SB-509, a ZFP Therapeutic that is in development for the treatment of diabetic neuropathy. Under the agreement with JDRF and subject to its terms and conditions, including our achievement of certain milestones associated with the Phase 2 clinical trial (SB-509-601) of SB-509 for the treatment of mild to moderate diabetic neuropathy, JDRF was obligated to pay us an aggregate amount of up to $3.0 million which was received in full through December 31, 2009. After the first commercial launch of SB-509 in a major market, JDRF has the right to receive, subject to certain limitations, annual payments from Sangamo, until such time when the total amount paid to JDRF, including payments made on account of certain licensing arrangements, equals three times the amount received by us from JDRF.

In January 2010, JDRF and Sangamo amended the agreement and subject to its terms and conditions, JDRF will provide additional funding of up to $3.0 million for a Phase 2b trial in diabetic neuropathy (SB-509-901) which is intended to partially fund expenses related to the trial. Under the amended agreement, we are obligated to use commercially reasonable efforts to carry out the Phase 2b trial and, thereafter, to develop and commercialize a product containing SB-509 for the treatment of diabetes and complications of diabetes. We are obligated to cover all costs of the Phase 2b trial that are not covered by JDRF’s grant. If we fail to satisfy these obligations, JDRF may have the right, subject to certain limitations, to obtain an exclusive, sublicensable license, to the intellectual property generated by us in the course of the Phase 2b trial, to make and commercialize products containing SB-509 for the treatment of diabetes and complications of diabetes. If JDRF obtains such a license, it is obligated to pay us a percentage of its revenues from product sales and sublicensing arrangements. If JDRF fails to satisfy its obligations to develop and commercialize a product containing SB-509 under the agreement, then their license rights will terminate and we will receive a non-exclusive, fully paid license, for any intellectual property developed during JDRF’s use of the license, to research, develop and commercialize products containing SB-509 for the treatment of diabetes and complications of diabetes.

Revenues attributable to research and development activities performed under the JDRF partnership were $1.5 million, $500,000 and $1.0 million during 2010, 2009 and 2008, respectively.

The Michael J. Fox Foundation

In January 2007, entered into a partnership with the Michael J. Fox Foundation for Parkinson’s Research (MJFF) to provide financial support of Sangamo’s ZFP TFs to activate the expression of glial cell line-derived neurotrophic factor (GDNF) that has shown promise in preclinical testing to slow or stop the progression of Parkinson’s disease. Under the agreement with MJFF and subject to its terms and conditions, MJFF paid us $950,000, the total funds due under the agreement, over a period of two years. In June 2010, we received a commitment for renewed funding from MJFF to support further studies of ZFP TF activators of GDNF. Subject to the terms and conditions of the agreement, the $895,000 award is being paid over a period of two years and is intended to substantially fund our research efforts related to the agreement. Revenue will be recognized based on expenses incurred by Sangamo in conduct of the research set forth in the agreement.

Revenues attributable to research and development performed under the MJFF partnership were $445,000, $0 and $553,000 during 2010, 2009 and 2008, respectively.

California Institute for Regenerative Medicine

In October 2009, the California Institute for Regenerative Medicine (CIRM), a State of California entity, granted a $14.5 million Disease Team Research Award to develop an AIDS-related lymphoma therapy based on the application of ZFP nuclease (ZFN) gene-editing technology in stem cells. The four year grant supports an innovative research project conducted by a multidisciplinary team of investigators, including investigators from the University of Southern California, City of Hope National Medical Center and Sangamo BioSciences. We expect to receive funding up to $5.2 million from the total amount awarded based on expenses incurred for research and development efforts by us as prescribed in the agreement. The award is intended to substantially fund our research and development efforts related to the agreement. The State of California has the right to receive, subject to the terms and conditions of the agreement, payments from us resulting from sales of a commercial product resulting from research and development efforts supported by the grant, not to exceed two times the amount we receive in funding under the agreement with CIRM.

Revenues attributable to research and development performed under the CIRM grant agreement were $989,000, $0 and $0 during 2010, 2009 and 2008, respectively.

The Bill and Melinda Gates Foundation

In May 2009, Sangamo announced that it had been awarded a Grand Challenges Explorations Grant of $100,000 by the Bill and Melinda Gates Foundation (Gates Foundation) to support research into the use of Sangamo’s ZFNs to develop an in vivo treatment of HIV/AIDS. Under the terms of the agreement, the Gates Foundation will pay Sangamo the award based on reimbursement of qualified expenses incurred by Sangamo.

Revenues attributable to research and development performed under the grant were $100,000 during 2009.

Funding from Other Sources

Qualifying Therapeutic Discovery Project Program

In October 2010, Sangamo was awarded a total of $978,000 in grants for four qualifying therapeutic discovery projects under the Patient Protection and Affordable Care Act. The grants are intended to assist in the advancement of four of Sangamo’s ongoing therapeutic projects:

•	SB-509 for Diabetic Peripheral Neuropathy

•	SB-509 for Amyotrophic Lateral Sclerosis (ALS)

•	SB-728-T for Human Immunodeficiency Virus/Acquired Immunodeficiency Syndrome (HIV/AIDS)

•	SB-313-xTZ for Recurrent or Refractory Glioblastoma Multiforme

Each project was awarded $244,000, the maximum amount awarded for any single project, based on qualifying expenses incurred by Sangamo. The total amount awarded was received, and recognized as research grant revenues, during the fourth quarter of 2010.

INTELLECTUAL PROPERTY AND TECHNOLOGY LICENSES

Patents and licenses are important to our business. Our strategy is to file or license patent applications to protect technology, inventions and improvements to inventions that we consider important for the development of our technology. We seek patent protection and licenses that relate to our technology and candidates in our pipeline and/or may be important to our future. We have filed numerous patents and patent applications with the United States Patent and Trademark Office (USPTO) and foreign jurisdictions. This proprietary intellectual property includes methods relating to the design of zinc finger proteins, therapeutic applications and enabling technologies. We rely on a combination of patent, copyright, trademark, proprietary know–how, continuing technological innovations, trade secret laws, as well as confidentiality agreements, materials transfer agreements and licensing agreements, to establish and protect our proprietary rights.

Technology Licenses

We have licensed intellectual property directed to the design, selection, and use of ZFPs, ZFP TFs and ZFNs for gene regulation and modification from the Massachusetts Institute of Technology, Johnson & Johnson, The Scripps Research Institute, The Johns Hopkins University, Harvard University, the Medical Research Council, the California Institute of Technology, City of Hope, and the University of Utah. These licenses grant us rights to make, use, and sell ZFPs, ZFP TFs, and ZFNs under 15 families of patent filings. As of February 1, 2011 these patent filings have resulted in 20 issued U.S. patents and 29 granted foreign patents, with 6 currently pending U.S. patent applications and 33 pending applications in foreign patent offices.

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

Sangamo Intellectual Property

In addition to our in-licensed patent portfolio, as of February 1, 2011, we had 89 families of Sangamo-owned or co-owned patent filings, including 62 issued U.S. patents, 172 granted foreign patents, 92 pending U.S. patent applications and 228 pending foreign patent applications. These patent filings are directed to the design, composition, and use of ZFPs, ZFP TFs, and ZFNs. The earliest patents in our portfolio are set to begin expiring in 2015, with the majority of our currently issued patents expiring between 2019 and 2021. However, these patents in our estate may be subject to Patent Term Adjustment (due to delays in patent prosecution by the USPTO), Patent Term Extension (due to review of a patented product by a regulatory agency) or terminal disclaimer. Additionally, patents that may be issued from our pending applications will extend the patent exclusivity of our patent estate. Accordingly, all dates given above for patent expirations are estimates and the actual dates of expirations may differ.

We believe that our licensed patents and patent applications, as well as the issued Sangamo patents and pending Sangamo patent applications, in the aggregate, will provide us with a substantial proprietary position in our commercial development of ZFP technology. In this regard, patents issued to us, applied for by us, or exclusively and non-exclusively licensed to us, cover the following types of inventions, processes and products:

•

ZFP and ZFN design, engineering and compositions: includes DNA target site selection and zinc finger binding domain design (see newly issued US7759059), target site arrays, ZFP libraries (see newly issued US7788044 and US7700523) databases and methods of construction, as well as methods to increase zinc finger binding specificity, linker designs (see newly issued US7851216), and methods of making modified plant zinc finger proteins;

•

ZFP targeted regulation of endogenous genes: methods relating to activation and inhibition of endogenous cellular genes, modulation of ZFP-regulated gene expression by small molecules, identification of accessible regions within chromatin, regulation of tocopherol synthesis in plants, and regulation of endogenous plant genes (see newly issued US7705139);

•

ZFP Therapeutics: Treatment of virally or microbially infected cells, cancer therapeutics such as methods to alter tumor growth, activation of endogenous PEDF for treatment of head and neck cancer, glioblastoma, prostate cancer and pancreatic cancer, regulation of angiogenesis (including newly issued US7795209 and US7732196), treatments for ischemic conditions, neuropathic pain, crushed nerves, Parkinson’s disease, chronic pain, diabetic neuropathy, peripheral vascular disease, ocular neovascularization including age-related macular degeneration (AMD), diabetic retinopathy (DR) and retinopathy of prematurity, modulation of cardiac contractility and methods to regulate the glucocorticoid receptor;

•	ZFN Therapeutics: Treatments for HIV, sickle cell anemia, and X-linked severe combined immunodeficiency (SCID);

•

Non-Therapeutic Applications of ZFPs: Methods for linking genes and phenotypes, identification of genes, analysis of gene regulation, structure and biological function (see US20030129603, for which we have recently received a Notice of Allowance), methods of agricultural biotechnology, methods of altering cellular differentiation state, methods of chromatin modification (see newly issued US7785792) and methods of introducing exogenous nucleic acids of interest into a safe harbor locus; and

•

Non-Therapeutic Applications of ZFNs: Methods for identification of regulatory DNA sequences, prediction of patient response to drug therapeutics, and development of cell lines for improved protein production.

We have been advised that certain aspects of our technology can give us and our collaborators independence from third party patent claims to gene sequences. In general, under United States patent law, a patent may be obtained for any new and useful process, machine, manufacture, or composition of matter. An underlying theme of United States patent law, as related to biotechnology, is that the sequence of a gene, as it exists in the chromosome, is not new, even when newly discovered, unless it is isolated or modified from its normal chromosomal context. As a result, for over a decade, patent courts have held that a DNA sequence must be purified, isolated or modified to be patentable. Accordingly, U.S. patent claims to DNA sequences can cover only isolated, purified or modified nucleic acid sequences (e.g., a purified DNA fragment or a DNA sequence inserted into a vector). We have been advised that U.S. patent claims to DNA sequences do not, and cannot, cover gene sequences as they exist in their natural chromosomal environment, and international patent law is even more stringent than U.S. patent law in this regard. Most current methods for over-expression of a gene or protein involve the introduction into a cell of a vector containing a DNA encoding the protein to be over-expressed. Since such a vector contains isolated sequences which encode the protein, it would be covered by any patent claims to those sequences. In contrast, our methods for over-expression utilize ZFP TFs that target endogenous genes as they exist in the chromosome. As a result, our methods do not require the use of isolated DNA sequences encoding the protein to be over-expressed and, our counsel has advised us, do not infringe patent claims to such sequences. Notwithstanding this advice, we realize that others could take a contrary position that could result in litigation. While we believe that we would prevail in any such litigation, the uncertainties involved in litigation generally make it impossible to provide assurance as to the ultimate outcome of such matters. See “Risk Factors—Because it is difficult and costly to protect our proprietary rights, and third parties have filed patent applications that are similar to ours, we cannot ensure the proprietary protection of our technologies and products.”

The patent positions of pharmaceutical and biotechnology firms, including our patent position, are uncertain and involve complex legal and factual questions for which important legal tenets are largely unresolved. Patent applications may not result in the issuance of patents and the coverage claimed in a patent application may be significantly reduced before a patent is issued. Although we have filed for patents on some aspects of our technology, we cannot provide assurances that patents will be issued as a result of these pending applications or that any patent that has been or may be issued will be upheld. The laws of some foreign countries may not protect our proprietary rights to the same extent as do the laws of the United States. One of our foreign patents, which forms the basis for five European Regional Phase patents, has been revoked as a result of an opposition by a third party. Our licensor, The Johns Hopkins University, appealed the revocation. In April 2007, the European Technical Board of Appeal released its decision dismissing the appeal. As of January 13, 2011, the reexamination of US patent number US6265196, licensed to Sangamo from The Johns Hopkins University, was terminated by the USPTO with the publication of a notice of intent to issue a Reexamination Certificate. In addition, in 2008 US5792640, also licensed from Johns Hopkins University, completed a first re-examination process and a re-exam certificate was issued on September 9, 2008. A second re-exam proceeding ordered on November 4, 2008 was recently completed and a Reexamination Certificate was issued on January 5, 2011. These reexamination procedures have narrowed the scope of claims provided under the original patent issued. Accordingly, while we have preserved specific protection afforded under the original patent relating to our engineered ZFN technology, we do not have a valid claim over the full scope of the patent as originally issued.

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

Estimated Licensing Expenses

If we are successful in the development and commercialization of our products, we will be obligated by our license agreements to make milestone and royalty payments to some or all of the licensors mentioned above. For risks associated with our intellectual property, see “Risk Factors—Because it is difficult and costly to protect our proprietary rights, and third parties have filed patent applications that are similar to ours, we cannot ensure the proprietary protection of our technologies and products.” We plan to continue to license and to internally generate intellectual property covering the design, selection, composition, and use of ZFPs; the genes encoding these proteins; and the application of ZFPs, ZFP TFs, and ZFNs in ZFP Therapeutics, and non-therapeutic applications of the technology including applications in research and plant agriculture.

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

Although we are in the clinical development phase of operations and have no current therapeutic product sales, we believe the following companies, products and/or technologies may potentially be competitive with our technology or our products under development:

•

Small molecules in development from both in-house drug discovery programs of pharmaceutical companies such as Eli Lilly and Company, Merck & Co., Inc., Takeda Pharmaceutical Company Limited and Pfizer, Inc. as well as from biotechnology companies with expertise and capabilities in small molecule discovery and development such as Exelixis Inc., Rigel Pharmaceuticals and Gilead.

•	Monoclonal antibody companies and product candidates from certain biotechnology firms such as Amgen Inc., Genentech, Inc., and Human Genome Sciences.

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

•	Cell therapy companies developing cell-based products. Our competitors in this category may include Dendreon.

•

Antisense therapeutics and RNA interference technology, including RNAi and microRNA, which are technologies that may compete with ZFP Therapeutics in the development of novel therapeutic products acting through the regulation of gene expression. These technologies are being developed by several companies including Alnylam Pharmaceuticals, Inc., Isis Pharmaceuticals, Inc., Regulus Therapeutics, LLC and Merck & Co. Inc.

•	Nuclease technologies. Cellectis SA is developing TALE nucleases and Cellectis SA and Precision BioSciences, Inc. are developing meganucleases to accomplish gene modification.

We expect to face intense competition from other companies for collaborative arrangements with pharmaceutical and biotechnology companies; for establishing relationships with academic and research institutions; and for licenses to proprietary technology. These competitors, either alone or with their collaborative partners, may succeed in developing technologies or products that are more effective or less costly than ours.

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

We filed a Phase 1 clinical protocol for review by the RAC in the fourth quarter of 2004, an IND application in January 2005, and Phase 2 protocols for review by the FDA in 2006, 2007 and 2009 for our first product candidate, SB-509, for the potential treatment of diabetic neuropathy. In addition, in 2008 we filed an IND application for SB-509 for the treatment of ALS. We have also filed Phase 1 clinical protocols for review by the RAC for our HIV (SB-728-T) and glioblastoma programs (SB-313). Both of these program protocols received unanimous approval from this committee. In December 2008 and August 2009, we filed IND applications for SB-728-T for the treatment of HIV/AIDS leading to the initiation of Phase 1 studies in February and October 2009, and a Phase 1/2 clinical trial of this ZFP Therapeutic in subjects infected with HIV in October 2010.

We have completed Phase 2 clinical trials (SB-509-601, SB-509-703 and SB-509-701) and have an ongoing Phase 2b trial (SB-509-901) in subjects with diabetic neuropathy. Additionally, we have completed a Phase 2 clinical trial in subjects with ALS (SB-509-801). Although our lead therapeutic candidate, SB-509, has shown a favorable safety profile to date through Phase 1 and Phase 2 testing, there can be no assurances that such a therapy will be tolerated after prolonged dosing or that clinical efficacy or safety of the product will be demonstrated in later stage testing.

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

We have hired personnel with expertise in preclinical and clinical development of therapeutic programs, clinical manufacturing and products and clinical and regulatory affairs to assist us in developing our programs and obtaining appropriate regulatory approvals as required. We also intend to work with collaborators who have experience in clinical development to assist us in obtaining regulatory approvals for collaborative products. See Risk Factors—“Our potential therapeutic products are subject to a lengthy and uncertain regulatory process, and if these potential products are not approved, we will not be able to commercialize those products and—Regulatory approval, if granted, may be limited to specific uses or geographic areas which could limit our ability to generate revenues.”

RESEARCH AND DEVELOPMENT EXPENSES

Research and development expenses consist primarily of salaries and personnel related expenses, stock-based compensation expense, laboratory supplies, pre-clinical and clinical studies, manufacturing costs, allocated facilities costs, subcontracted research expenses and expenses for trademark registration and technology licenses. Costs to acquire technologies that are utilized in research and development and that have no alternative future use are expensed as incurred. Research and development expenses were $33.2 million, $29.0 million and $31.2 million, for 2010, 2009 and 2008, respectively. We believe that continued investment in research and development is critical to attaining our strategic objectives. We expect these expenses will increase as we continue to focus on development of ZFP Therapeutics. Specifically, in order to develop ZFPs as commercially relevant therapeutics, we expect to expend additional resources on manufacturing, regulatory affairs and clinical research.

EMPLOYEES

As of February 1, 2011, we had 81 full-time employees, all of whom are located at our headquarters in Richmond, California. None of our employees are represented by a collective bargaining organization or covered by a collective bargaining agreement, nor have we experienced work stoppages. We believe that our relations with our employees are good.

AVAILABLE INFORMATION

Sangamo can be found on the internet at http://www.sangamo.com. We make available free of charge, on or through our internet site, our annual, quarterly, and current reports and any amendments to those reports filed or furnished pursuant to Section 13(a) of the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Information contained in Sangamo’s internet site is not part of, nor incorporated by reference into, this report.

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

We have initiated and completed enrollment of a Phase 1 study and several Phase 2 clinical trials of our lead ZFP Therapeutic, SB-509, for diabetic neuropathy and ALS and the drug has been well tolerated. However, if our lead ZFP Therapeutic fails one of its safety studies, it could reduce our ability to attract new investors and corporate partners. In January 2005, we filed an IND application with the FDA for SB-509, a ZFP TF activator of VEGF-A, for the treatment of mild to moderate diabetic neuropathy. We completed enrollment and treatment of a Phase 1, single blind, single dose, dose-escalation trial to measure the laboratory and clinical safety of SB-509. We have completed enrollment and treatment of repeat-dosing Phase 2 clinical trials (SB-509-601, SB-509-701) and SB-509-703) and have an ongoing Phase 2b trial (SB-509-901). We also have completed a Phase 2 clinical trial (SB-509-801) to evaluate SB-509 for the treatment of ALS. A significant number of the trial subjects have received more than one dose of SB-509 during the course of these Phase 2 studies and all trial subjects undergo long-term follow up examination once the study is complete. In addition, Phase 1 clinical trials of an identical ZFP TF have been carried out in subjects with peripheral artery disease. To date, in all of these subjects, the drug has been well-tolerated.

In December 2008, in collaboration with scientists at the University of Pennsylvania, an IND application was filed for a Phase 1 trial of our CCR5 ZFN-based therapeutic, SB-728-T, for treatment of HIV/AIDS. In September 2009, we announced FDA’s review and acceptance of our IND application to initiate an open-label, repeat-dosing Phase 1 clinical trial of SB-728-T (SB-728-T-902). We also have an on-going Phase 1/2 trial (SB-728-T-1002). These studies are designed primarily to evaluate the safety and tolerability of this ZFP Therapeutic approach. Our clinical studies are a highly visible test of our ZFP Therapeutic approach. Since we have increased our focus on ZFP Therapeutic research and development, investors will increasingly assess the value of our technology based on the continued progress of ZFP Therapeutic products into and through clinical trials. If clinical trials of our lead therapeutic were halted due to safety concerns, this would negatively affect our operations and the value of our stock.

The results of early Phase 1 and Phase 2 trials are based on a small number of patients over a short period of time, and our progress may not be indicative of results in a large number of patients or of long-term efficacy in late stage clinical trials.

The results in early phases of clinical testing are based upon limited numbers of patients and a limited follow-up period. Typically, our Phase 1 clinical trials for indications of safety enroll less than 25 patients. The initial results from the Phase 1 clinical trial of our ZFP Therapeutic, SB-509 product, became available in the first half of 2006 and the complete data set was presented in June 2008. The primary end point of the trial was clinical and laboratory safety; however, we collected some preliminary efficacy data that showed trends of clinical improvement in some subjects. A number of companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in late stage clinical trials even after achieving promising results in earlier stage clinical trials. If a larger population of patients does not experience positive results, or if these results are not reproducible, our products may not receive approval from the FDA. Failure to confirm favorable results from earlier trials by demonstrating the safety and effectiveness of our ZFP Therapeutic products in late stage clinical trials with larger patient populations could have a material adverse effect on our business that would cause our stock price to decline significantly.

Our first Phase 2 clinical trial (SB-509-601) for safety and efficacy in subjects with diabetic neuropathy enrolled 110 patients, and top-line data from this study were presented in November 2008. While these results demonstrated that the drug was well-tolerated in a repeat-dose setting, no differences were observed in neurologic end-points between the SB-509 and placebo-treated subjects other than a statistically significant improvement in intraepidermal nerve fiber density (IENFD) which is currently not an approvable end-point for this indication. Subsequently we have performed subgroup analyses of these data which suggest that positive and clinically relevant effects of the drug are more clearly demonstrated in subjects with a certain severity of disease. These retrospective subgroup analyses helped to define the inclusion criteria for subjects recruited into our ongoing Phase 2b clinical trial (SB-509-901) which could increase the risk that clinical efficacy of SB-509 will not be demonstrated.

We have limited experience in conducting clinical trials.

Our ZFP Therapeutics may fail to show the desired safety and efficacy in initial clinical trials. We have completed a Phase 1 trial and several Phase 2 clinical trials in DN and ALS and have an ongoing Phase 2b trial of our ZFP Therapeutic for DN. We have two ongoing Phase 1 trials and a Phase 1/2 study of a ZFP Therapeutic for HIV/AIDS. However, the FDA will require additional clinical testing which involves significantly greater resources, commitments and expertise that may require us to enter into a collaborative relationship with a pharmaceutical company that could assume responsibility for late-stage development and commercialization. We have limited experience in conducting clinical trials and may not possess the necessary resources and expertise to complete such trials, and there is no guarantee that we will be able to enter into collaborative relationships with third parties that can provide us with the funding and expertise for such trials.

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

•	must meet requirements for Institutional Review Board (IRB) oversight;

•	must follow Institutional Biosafety Committee (IBC) and NIH RAC guidelines where applicable;

•	must meet requirements for informed consent;

•	are subject to continuing FDA oversight;

•	may require oversight by a Data Safety Monitoring Board (DSMB);

•	may require large numbers of test subjects; and

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

Outside the United States, our ability to market a product is contingent upon receiving a marketing authorization from the appropriate regulatory authorities, therefore we cannot predict whether or when we would be permitted to commercialize our product. These foreign regulatory approval processes include all of the risks associated with FDA clearance described above.

Commercialization of our technologies will depend, in part, on strategic partnering with other companies. If we are not able to find partners in the future or our partners do not diligently pursue product development efforts, we may not be able to develop our technologies or products, which could slow our growth and decrease the value of our stock.

We expect to rely, to some extent, on our strategic partners to provide funding in support of our research and to perform independent research and preclinical and clinical testing. Our technology is broad based, and we do not currently possess the resources necessary to fully develop and commercialize potential products that may result from our technologies or the resources or capabilities to complete the lengthy marketing approval processes that may be required for the products. Therefore, we plan to rely on strategic partnerships to help us develop and commercialize ZFP Therapeutic products. If we are unable to find partners or if the partners we find are unable or unwilling to advance our programs, or if they do not diligently pursue product approval, this may slow our progress and defer our revenues. Our partners may sublicense or abandon development programs or we may have disagreements with our partners, which would cause associated product development to slow or cease. There can be no assurance that we will be able to establish strategic collaborations for ZFP Therapeutic product development. We may require significant time to secure collaborations or partners because we need to effectively market the benefits of our technology to these future collaborators and partners, which may direct our research and development personnel and management from our primary business operations. Further, each collaboration or partnering arrangement will involve the negotiation of terms that may be unique to each collaborator or partner. These business development efforts may not result in a collaboration or partnership.

The loss of any future partnering agreements would not only delay or terminate the potential development or commercialization of products we may derive from our technologies, but it may also delay or terminate our ability to test ZFP Therapeutic candidates for specific genes. If any partner fails to conduct the collaborative activities successfully and in a timely manner, the preclinical or clinical development or commercialization of the affected product candidates or research programs could be delayed or terminated.

Under typical partnering agreements we would expect to receive revenue for the research and development of a ZFP Therapeutic product based on achievement of specific milestones. Achieving these milestones will depend, in part, on the efforts of our partner as well as our own. If we, or any partner, fail to meet specific milestones, then the partnership may be terminated, which could reduce our revenues. For more information on risks relating to our third party collaborative agreements, see “Risks Relating to our Collaborative Relationships.”

We have increased the focus of our research and development programs on human therapeutics, which will increase operating expenditures and the uncertainty of our business.

We have increased the focus of our research and development activities on ZFP Therapeutics. This change in focus has increased operating expenditures due to larger financial outlays to fund preclinical studies, manufacturing, and clinical research. The focus on ZFP Therapeutics will also increase the visibility of our lead therapeutic programs and the potential impact on the stock price of news releases relating to these programs.

We are conducting proprietary research to discover ZFP Therapeutic product candidates. These programs increase our financial risk of product failure, may significantly increase our research expenditures, and may involve conflicts with future collaborators and strategic partners.

Our proprietary research programs consist of research which is funded solely by us or by research foundation grant funding and in which we retain exclusive rights to therapeutic products generated by such research. This is in contrast to certain of our research programs that may be funded by corporate partners and in which we may share rights to any resulting products. We have conducted proprietary research since inception. However, in the past several years, our strategy has shifted toward placing greater emphasis on proprietary research and therapeutic development and we expect this trend will continue in 2011 as we continue to prosecute our Phase 1, 1/2 and Phase 2b clinical trials and bring new ZFP Therapeutics into clinical trials. Conducting proprietary research programs may not generate corresponding revenue and may create conflicts with our collaborators or strategic partners over rights to our intellectual property with respect to our proprietary research activities. Any conflict with our collaborators or strategic partners could reduce our ability to enter into future collaborations or partnering agreements and negatively impact our relationship with existing collaborators and partners which could reduce our revenue and delay or terminate our product development. The implementation of this strategy will involve substantially greater business risks, the expenditure of significantly greater funds than our historic research activities and will require substantial commitments of time from our management and staff.

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

Any products that we or our collaborators or strategic partners develop by using our ZFP technology platform will enter into highly competitive markets. Even if we are able to generate ZFP Therapeutics that are safe and effective for their intended use, competing technologies may prove to be more effective or less expensive, which, to the extent these competing technologies achieve market acceptance, will limit our revenue opportunities. In some cases, competing technologies have proven to be satisfactorily effective and less expensive, as has been the case with technologies competitive with our Enabling Technology applications. Competing technologies may include other methods of regulating gene expression or modifying genes. ZFP TFs and ZFNs have broad application in the life sciences industry and compete with a broad array of new technologies and approaches being applied to genetic research by many companies. Competing proprietary technologies with our product development focus include:

•	For ZFP Therapeutics:

•	small molecule drugs;

•	monoclonal antibodies;

•	recombinant proteins;

•	gene therapy/cDNAs;

•	antisense; and

•	siRNA and microRNA approaches

•	gene-editing technologies

•	For our Non-Therapeutic Applications:

•	For protein production: gene amplification, meganucleases, TALEs, insulator technology, mini-chromosomes;

•	For target validation: antisense, siRNA;

•	For plant agriculture: recombination approaches, mutagenesis approaches, meganucleases, TALEs, mini-chromosomes; and

•	For transgenic animals: somatic nuclear transfer, embryonic stem cell and transposase technologies

In addition to possessing competing technologies, our competitors include pharmaceutical and biotechnology companies with:

•	substantially greater capital resources than ours;

•	larger research and development staffs and facilities than ours; and

•	greater experience in product development and in obtaining regulatory approvals and patent protection.

These organizations also compete with us to:

•	attract qualified personnel;

•	attract parties for acquisitions, joint ventures or other collaborations; and

•	license the proprietary technologies of academic and research institutions that are competitive with our technology, which may preclude us from pursuing similar opportunities.

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

The expected value and utility of our ZFP TFs and ZFNs is in part based on our belief that the targeted or specific regulation of gene expression and targeted gene modification may enable us to develop a new therapeutic approach as well as to help scientists better understand the role of genes in disease, and to aid their efforts in drug discovery and development. We also believe that the regulation of gene expression and targeted gene addition will have utility in agricultural applications. There is only a limited understanding of the role of specific genes in all these fields. Life sciences companies have developed or commercialized only a few products in any of these fields based on results from genomic research or the ability to regulate gene expression. We, our collaborators, or our strategic partners, may not be able to use our technology to identify and validate drug targets or to develop commercial products in the intended markets.

Adverse public perception in the field of gene therapy may negatively impact regulatory approval of, or demand for, our potential products.

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

Laws or public sentiment may limit the production of genetically modified agricultural products, and these laws could reduce our partner’s ability to sell such products.

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

Risks Relating to our Finances

We have incurred significant operating losses since inception and anticipate that we will incur continued losses for the foreseeable future.

We have generated operating losses since we began operations in 1995. The extent of our future losses and the timing of profitability are uncertain, and we expect to incur losses for the foreseeable future. We have been engaged in developing our ZFP TF technology since inception, which has and will continue to require significant research and development expenditures. To date, we have generated our funding from issuance of equity securities, revenues derived from strategic partnering agreements, other collaborations in non-therapeutic applications of our technology, federal government research grants and grants awarded by research foundations and . As of December 31, 2010, we had an accumulated deficit of $217.5 million. From 2005 to date, we have generated an aggregate of approximately $100 million in net proceeds from the sale of our equity securities. We expect to continue to incur additional operating losses for the next several years as we expand and extend our research and development activities into human therapeutic product development. If the time required to generate significant product revenues and achieve profitability is longer than we currently anticipate or if we are unable to generate liquidity through equity financing or other sources of funding, we may be forced to curtail or suspend our operations.

We may be unable to raise additional capital, which would harm our ability to develop our technology and products.

We have incurred significant operating losses and negative operating cash flows since inception and have not achieved profitability. We expect capital outlays and operating expenditures to increase over the next several years as we expand our infrastructure and research and ZFP Therapeutic product development activities. While we believe our financial resources will be adequate to sustain our current operations at least through 2012, we may need to seek additional sources of capital through equity or debt financing. In the past two years, the credit markets have experienced significant upheaval, while the equity market has demonstrated a high degree of volatility. As a result, we believe that the difficulty of an emerging biotechnology company raising capital through equity or debt financing has increased significantly. We cannot predict when, or if, the prospects for an emerging biotechnology company to raise capital will improve. In addition, as we focus our efforts on proprietary human therapeutics, we will need to seek FDA approval of potential products, a process that could cost in excess of hundreds of millions of dollars per product. We cannot be certain that we will be able to obtain financing on terms acceptable to us, or at all. Our failure to obtain adequate and timely funding will materially adversely affect our business and our ability to develop our technology and ZFP Therapeutic products. Furthermore, any sales of additional equity securities may result in dilutions to our stockholders.

We are at the development phase of operations and may not succeed or become profitable.

We began operations in 1995 and are in the early phases of ZFP Therapeutic product development. We have incurred significant losses and our net losses for the past three years ended 2010, 2009 and 2008 were $24.9, $18.6 million and $24.3 million, respectively. To date, our revenues have been generated from strategic partners, other collaborations in non-therapeutic applications of our technology, and federal government and research foundation grants. Since 2005, we have placed significant emphasis on higher-value therapeutic product development and related strategic partnerships. This shift in emphasis has the potential to increase the return on investment to our stockholders by allocating capital resources to higher value, therapeutic product development activities. At the same time, it increases our financial risk by increasing expenses associated with product development. In addition, the preclinical or clinical failure of any single product, such as our Phase 2b clinical trial of SB-509, may have a significant effect on the actual or perceived value of our shares. Our business is subject to all of the risks inherent in the development of a new technology, which included the need to:

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

Some of our collaborators or strategic partners could also become our competitors in the future. Our collaborators or strategic partners could develop competing products, preclude us from entering into collaborations with their competitors, fail to obtain timely regulatory approvals, terminate their agreements with us prematurely, or fail to devote sufficient resources to the development and commercialization of products. Any of these developments could harm our product development efforts.

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

In October 2006, we entered into a Research, Development and Commercialization Agreement with JDRF. Under the agreement and subject to its terms and conditions, including our achievement of certain milestones associated with our Phase 2 clinical trial of SB-509 (SB-509-601) for the treatment of diabetic neuropathy, JDRF paid us a total of $3.0 million through June 30, 2009. We were obligated to cover the costs of the Phase 2 trial that were not covered by JDRF’s grant. Our agreement with JDRF was amended in January 2010 to provide up to $3.0 million in additional funding for our Phase 2b clinical trial (SB-509-901) for the treatment of diabetic neuropathy.

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

We are a small company with 81 full-time employees as of February 1, 2011, and our success depends on our continued ability to attract, retain, and motivate highly qualified management and scientific personnel and our ability to develop and maintain important relationships with leading research and academic institutions and scientists. Competition for personnel and academic and other research collaborations is intense. The success of our technology development programs depends on our ability to attract and retain highly trained personnel. We have experienced a rate of employee turnover that we believe is typical of emerging biotechnology companies. If we lose the services of personnel with the necessary skills, it could significantly impede the achievement of our research and development objectives. We are not presently aware of any plans of specific employees to retire or otherwise leave the company. If we fail to negotiate additional acceptable collaborations with academic and other research institutions and scientists, or if our existing collaborations are unsuccessful, our ZFP Therapeutic development programs may be delayed or may not succeed.

Risks Relating to our Common Stock and Corporate Organization

Our stock price has been volatile and may continue to be volatile, which could result in substantial losses for investors.

During the quarter ended December 31, 2010, our common stock price ranged from a low of $3.34 to high of $7.11. During the past two years, our common stock price has fluctuated, ranging from a low of $2.96 to a high of $7.11 during the year ended December 31, 2010, and a low of $2.72 to a high of $9.03 during the year ended December 31, 2009. The recent market instability caused by the turmoil in the financial industry has further contributed to the volatility of our stock price. Volatility in our common stock could cause stockholders to incur substantial losses. An active public market for our common stock may not be sustained, and the market price of our common stock may continue to be highly volatile. The market price of our common stock has fluctuated significantly in response to various factors, some of which are beyond our control, including but not limited to the following:

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

We have a relatively low volume of daily trades in our common stock on the Nasdaq Global Market. For example, the average daily trading volume in our common stock on the Nasdaq Global Market during the three and twelve months ended December 31, 2010 was 375,000 shares and 260,000 shares, respectively. Any large transactions in our common stock may be difficult to conduct and may cause significant fluctuations in the price of our common stock.

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

ITEM 4 – (REMOVED AND RESERVED)

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

The high and low closing prices of our common stock for each quarterly period during the last two fiscal years as reported by the NASDAQ Global Market were as follows:

Common Stock

	Price
	High	Low
Year ended December 31, 2010
First Quarter	$6.63	$4.76
Second Quarter	$6.47	$3.71
Third Quarter	$4.72	$2.96
Fourth Quarter	$7.11	$3.34
Year ended December 31, 2009
First Quarter	$5.15	$2.72
Second Quarter	$4.98	$3.51
Third Quarter	$9.03	$4.26
Fourth Quarter	$8.09	$5.04

Holders

As of February 1, 2011, there were 81 holders of record of Sangamo’s common stock. This number does not include “street name” or beneficial holders, whose shares are held of record by banks, brokers, financial institutions and other nominees.

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

Selected Financial Data

	Year Ended December 31,
	2010	2009	2008	2007	2006
	(In thousands, except per share data)
Statement of Operations Data:
Total revenues	$20,805	$22,187	$16,186	$9,098	$7,885

Operating expenses:
Research and development	33,154	28,984	31,229	25,559	21,527
General and administrative	12,586	12,605	10,332	8,310	7,087

Total operating expenses	45,740	41,589	41,561	33,869	28,614

Loss from operations	(24,935)	(19,402)	(25,375)	(24,771)	(20,729)
Interest income, net	81	547	2,231	3,217	2,411
Other (expense)/income	—	268	(1,158)	74	454

Net loss	$(24,854)	$(18,587)	$(24,302)	$(21,480)	$(17,864)

Basic and diluted net loss per common share	$(0.55)	$(0.44)	$(0.60)	$(0.58)	$(0.55)

Shares used in computing basic and diluted net loss per common share	45,167	42,048	40,825	37,355	32,502

	As of December 31,
	2010	2008	2007	2006	2005
	(In thousands)
Balance Sheet Data:
Cash, cash equivalents, marketable securities, and interest receivable	$60,622	$85,281	$65,025	$81,412	$53,975
Working capital	54,222	70,116	54,221	72,437	49,856
Total assets	62,999	87,439	67,850	83,900	55,780
Accumulated deficit	(217,495)	(192,641)	(174,054)	(149,752)	(128,272)
Total stockholders’ equity	55,907	71,782	55,396	72,122	48,705

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

Overview

We were incorporated in June 1995. From our inception through December 31, 2010, our activities related primarily to establishing and operating a biotechnology research and development organization and developing relationships with our corporate collaborators. Our scientific and business development endeavors currently focus on the engineering of novel zinc finger DNA-binding proteins (ZFPs) for the regulation and modification of genes. We have incurred net losses since inception and expect to incur losses in the future as we continue our research and development activities. To date, we have funded our operations primarily through the issuance of equity securities, borrowings, payments from research grants and from corporate collaborators and strategic partners.

For the year ended December 31, 2010, we incurred a consolidated net loss of $24.9 million, or $0.55 per share, compared to a net loss of $18.6 million, or $0.44 per share, for the same period in 2009. As of December 31, 2010, we had cash, cash equivalents, marketable securities and interest receivable totaling $60.6 million compared to $85.3 million as of December 31, 2009. As of December 31, 2010, we had an accumulated deficit of $217.5 million.

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

Stock-Based Compensation

We measure and recognize compensation expense for all share-based payment awards made to our employees and directors, including employee stock options and employee stock purchases related to the Employee Share Purchase Plan (ESPP), on estimated fair values, utilizing the modified prospective transition method. The fair value of equity-based awards is amortized over the vesting period of the award using a straight-line method.

To estimate the value of an award, we use the Black-Scholes option pricing model. This model requires inputs such as expected life, expected volatility and risk-free interest rate. These inputs are subjective and generally require significant analysis and judgment to develop. While estimates of expected life and volatility are derived primarily from our historical data, the risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant commensurate with the expected life assumption. We review our valuation assumptions quarterly and, as a result, it is likely we will change our valuation assumptions used to value share based awards granted in future periods. Further, we are required to estimate forfeitures at the time of grant and revise those estimates in subsequent periods if actual forfeitures differ from those estimates. We use historical data to estimate pre-vesting option forfeitures and record stock-based compensation expense only for those awards that are expected to vest. If factors change and different assumptions are employed in determining the fair value of stock-based awards, the stock based compensation expense recorded in future periods may differ significantly from what was recorded in the current period.

Results of Operations

Years Ended December 31, 2010, 2009 and 2008

Revenues

	Year Ended December 31,
	2010	2009	Change	% Change	2009	2008	Change	% Change
	(In thousands, except percentage values)
Revenues:
Collaboration agreements	$16,819	$21,553	$(4,734)	(22)%	$21,553	$14,492	$7,061	49%
Research grants	3,986	634	3,352	529%	634	1,694	(1,060)	(63)%

Total revenues	$20,805	$22,187	$(1,382)	(6)%	$22,187	$16,186	$6,001	37%

Total revenues consisted of revenues from collaboration agreements, strategic partnerships and research grants. We anticipate revenues over the next several years will primarily be derived from our research and commercial license agreements with Sigma-Aldrich Corporation (Sigma) and our research license and commercial option agreement with Dow AgroSciences LLC (DAS), a wholly owned subsidiary of Dow Chemical Corporation.

Revenues from our corporate collaboration and strategic partnering agreements were $16.8 million in 2010, $21.6 million in 2009 and $14.5 million in 2008. The decrease in 2010 from 2009 was primarily due to decreased revenues of $4.5 million in connection with our license agreement with DAS which was mainly due to a decrease in amortized revenues associated with the commercial option fee paid by DAS in June 2008. The increase in 2009 from 2008 was primarily attributable to increased revenues of $7.8 million in connection with our license agreements with Sigma and increased revenues of $1.4 million in connection with our agreement with DAS, partially offset by decreased revenues of $2.7 million in connection with our research and commercial license agreements with Pfizer Inc.

Research grant revenues were $4.0 million in 2010, $634,000 in 2009 and $1.7 million in 2008. The increase in 2010 from 2009 was primarily due to increased revenues associated with several existing and new research grants. In 2010, revenue associated with our grant with the Juvenile Diabetes Research Foundation International (JDRF) increased $1.0 million due to progress on our Phase 2b clinical trial for DN. Revenue associated with our grant with the Michael J. Fox Foundation for Parkinson’s Research (MJFF) increased $445,000 due to renewed funding from MJFF to support further studies of ZFP TF activators of GDNF. Additionally, in 2010, we began recognition of revenues associated with a grant from the California Institute of Regenerative Medicine (CIRM). CIRM revenues were $989,000 in 2010. Lastly, in October 2010, we were awarded and recognized $978,000 for four qualifying therapeutic discovery projects under the Patient Protection and Affordable Care Act. The decrease in 2009 from 2008 was primarily attributable to decreased revenues of $500,000 related to our grant with JDRF and decreased revenues of $553,000 related to our grant with MJFF.

Operating Expenses

	Year Ended December 31,
	2010	2009	Change	% Change	2009	2008	Change	% Change
	(In thousands, except percentage values)
Operating expenses:
Research and development	$33,154	$28,984	$4,170	14%	$28,984	$31,229	$(2,245)	(7)%
General and administrative	12,586	12,605	(19)	0%	12,605	10,332	2,273	22%

Total operating expenses	$45,740	$41,589	$4,151	10%	$41,589	$41,561	$28	0%

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

Research and development expenses were $33.2 million in 2010, compared to $29.0 million in 2009 and $31.2 million in 2008. The increase of $4.2 million in 2010 from 2009 was primarily due to increased clinical expenses related to DN, specifically our Phase 2b study. The decrease of $2.2 million in 2009 from 2008 was primarily due to decreased pre-clinical studies expenses of $2.6 million, primarily related to our HIV / AIDS and glioblastoma programs, and related decreases in consulting expenses of $662,000 and laboratory supplies expenses of $542,000. The decrease was partially offset by increased expenses related to salaries and personnel of $1.8 million, including increased stock-based compensation expenses of $1.4 million. The increase in stock-based compensation expenses was primarily due to a true-up of actual versus previously estimated forfeitures of stock option grants.

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

	Year Ended December 31, (In thousands)
Programs	2010	2009	2008
SB-509	$12,904	$9,677	$13,202
SB-728-T	7,079	4,705	3,985
Other research and development projects	13,171	14,602	14,042

Total research and development expenses	$33,154	$28,984	$31,229

General and Administrative Expenses

General and administrative expenses consist primarily of salaries and personnel related expenses for executive, finance and administrative personnel, including stock-based compensation, professional services expenses, allocated facilities expenses, patent prosecution expenses and other general corporate expenses.

General and administrative expenses were $12.6 million in 2010, $12.6 million in 2009 and $10.3 million in 2008. There were no significant changes in general and administrative expenses in 2010 from 2009. The increase of $2.3 million in 2009 from 2008 was primarily due to personnel related expenses of $1.8 million, including increased stock-based compensation of $1.3 million, as well as increased professional services expenses of $347,000. The increase in stock-based compensation expenses was primarily due to a true-up of actual versus previously estimated forfeitures of stock option grants.

Interest income, net

	Year Ended December 31,
	2010	2009	Change	% Change	2009	2008	Change	% Change
	(In thousands, except percentage values)
Interest income, net	$81	$547	$(466)	(85)%	$547	$2,231	$(1,684)	(75)%

Interest income, net, was $81,000 in 2010, compared to $547,000 in 2009 and $2.2 million in 2008. The decrease in 2010 from 2009 was due to lower investment yields and lower average investment balances. The decrease in 2009 from 2008 was primarily due to lower investment yields.

Other income/(expense)

	Year Ended December 31,
	2010	2009	Change	% Change	2008	2007	Change	% Change
	(In thousands, except percentage values)
Other income/(expense)	$—	$268	$(268)	(100)%	$268	$(1,158)	$1,426	1,231%

Other income/(expense) is primarily comprised of foreign currency remeasurement gains and losses related to the cash balance held by our wholly-owned UK subsidiary, Gendaq Limited. The cash balance was transferred to Sangamo’s U.S. investment account in the third quarter of 2009; accordingly, there were no foreign currency remeasurement gains or losses during 2010. The income in 2009 compared to the expense in 2008 was due to fluctuations in the value of the British pound relative to the U.S. dollar.

Liquidity and Capital Resources

Liquidity

Since inception, we have incurred significant annual net losses and we have funded our operations primarily through the issuance of equity securities, payments from corporate collaborators and strategic partners and research grants.

As of December 31, 2010, we had cash, cash equivalents, marketable securities and interest receivable totaling $60.6 million compared to $85.3 million as of December 31, 2009. The decrease was primarily attributable to capital required to fund our continuing operations, including the advancement of our ZFP Therapeutic programs. Our most significant use of capital pertains to salaries and benefits for our employees and external development expenses, such as manufacturing and clinical trial activity, related to our ZFP Therapeutic programs. Our cash and investment balances are held in a variety of interest bearing instruments, including obligations of U.S. government agencies, U.S. treasury debt securities, corporate debt securities and money market funds. Cash in excess of immediate requirements is invested in accordance with our investment policy with a view toward capital preservation and liquidity.

Cash Flow

Net cash used in operating activities was $23.9 million in 2010, $6.1 million in 2009 and $17.3 million in 2008. For all periods, net cash used in operating activities primarily reflects our net operating losses. The increase in net cash used in operating activities in 2010 compared to 2009 was primarily the result of increased research and development expenses associated with our clinical operations and deferred revenues under our

$15.0 million license agreement with Sigma, which was received in full in October 2009 but which was recognized through July 2010. The decrease in net cash used in operating activities in 2009 compared to 2008 was primarily the result of increased revenues association with our collaboration agreements.

Net cash provided by investing activities was $12.4 million in 2010. Net cash used in investing activities was $19.2 million in 2009. Net cash provided by investing activities was $23.8 million in 2008. Cash flows from investing activities for all periods primarily related to purchases and maturities of investments.

Net cash provided by financing activities was $1.2 million in 2010, $26.8 million in 2009 and $1.8 million in 2008. Net cash provided by financing activities in 2010 and 2008 primarily related to proceeds from the issuance of common stock upon exercise of stock options. In 2009, in addition to proceeds from the issuance of common stock upon exercise of stock options, we generated cash flows related to issuance of common stock in connection with an expanded license agreement with Sigma and an underwritten public offering. In October 2009, pursuant to the expanded license agreement with Sigma, Sangamo issued 636,000 shares of common stock valued at $7.73 per share to Sigma, resulting in proceeds of $4.9 million. Additionally, in October 2009, we completed an underwritten public offering of common stock, in which we sold an aggregate of 3,000,000 shares of common stock at a public offering price of $7.20 per share, resulting in net proceeds of approximately $20.9 million.

Operating Capital and Capital Expenditure Requirements

We anticipate continuing to incur operating losses for at least the next several years. While we expect our rate of cash usage to increase in the future, in particular to support our product development endeavors, we believe that the available cash resources as well as funds received from corporate collaborators, strategic partners and research grants will enable us to maintain our currently planned operations through 2012. Future capital requirements will be substantial and if our capital resources are insufficient to meet future capital requirements, we will need to raise additional capital to fund our operations, including ZFP Therapeutic development activities through equity or debt financing. Additional capital may not be available on terms acceptable to us, or at all. If adequate funds are not available, or if the terms of potential funding sources are unfavorable, our business and our ability to develop our technology and our ZFP Therapeutic products would be harmed. Furthermore, any sales of additional equity securities may result in dilutions to our stockholders.

Our future capital requirements will depend on many forward looking factors, including the following:

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

There is no provision for income taxes because we have only incurred losses since the inception of the Company. As of December 31, 2010, Sangamo had net operating loss carryforwards for federal and state income tax purposes of approximately $142.8 million and $131.9 million, respectively. If not utilized, the net federal and state operating loss carryforwards will begin to expire in 2011 and 2012, respectively. The Company also has federal and state research tax credit carryforwards of $3.6 million and $3.8 million, respectively. The federal research credits will begin to expire in 2018 while the state research credits have no expiration date. Utilization of the Company’s net operating loss carryforwards and research tax credit carryforwards may be subject to substantial annual limitations due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. The annual limitation could result in the expiration of the net operating loss carryforwards and research tax credit carryforwards before use.

Contractual Obligations and Commercial Commitments

As of December 31, 2010 we had contractual obligations and commercial commitments as follows (in thousands):

	Payments Due by Period
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Operating leases	$2,218	$585	$1,216	$417	—
License obligations	3,275	370	660	575	1,670

Total contractual obligations	$5,493	$955	$1,876	$992	$1,670

Operating leases consist of base rents for facilities we occupy in Richmond, California. License obligations consist of ongoing license maintenance fees associated with cancelable in-license patent agreements.

Recent Accounting Pronouncement

In October 2009, the Financial Accounting Standards Board (FASB) issued updated revenue recognition standards for arrangements with multiple elements. The revised guidance provides for two significant changes to the existing multiple-element arrangements guidance. The first relates to the determination of when the individual deliverables included in a multiple-element arrangement may be treated as separate units of accounting. This change is significant as it will likely result in the requirement to separate more deliverables within an arrangement, ultimately leading to less revenue deferral. The second change modifies the manner in which the transaction consideration is allocated across the separately identifiable deliverables. These changes are likely to result in earlier recognition of revenue for multiple-element arrangements than under previous guidance. These new standards are effective for annual periods ending after June 15, 2010 and are effective for us beginning in the first quarter of fiscal 2011; however, early adoption is permitted. We believe the new standards will impact new or modified arrangements and may likely result in less revenue deferral.

ITEM 7A – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk relates to our cash, cash equivalents and investments, which have maturities not to exceed one year. The goals of our investment policy are preservation of capital, fulfillment of liquidity needs and capturing a market rate of return based on our investment policy parameters and market conditions. We select investments that maximize interest income to the extent possible within these guidelines. To achieve our goals, we maintain a portfolio of cash equivalents and investments in securities of high credit quality and with varying maturities to match projected cash needs.

The securities in our investment portfolio are not leveraged, are classified as available for sale and are, due to their short-term nature, subject to minimal interest rate risk. Our investments currently consist of U.S. Treasury securities, U.S. government-sponsored enterprise securities and corporate notes. Our investment policy, approved by our Board of Directors, limits the amount we may invest in any one type of investment issuer, thereby reducing credit risk concentrations. All investments have a fixed interest rate and are carried at market value, which approximates cost. We do not use derivative financial instruments in our investment portfolio.

ITEM 8 – FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

SANGAMO BIOSCIENCES, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Sangamo BioSciences, Inc.

We have audited the accompanying consolidated balance sheets of Sangamo BioSciences, Inc. as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sangamo BioSciences, Inc. as of December 31, 2010 and 2009, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Sangamo BioSciences Inc.’s internal control over financial reporting as of December 31, 2010, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 16, 2011 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Palo Alto, California

February 16, 2011

SANGAMO BIOSCIENCES, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2010	2009
	(In thousands, except share and per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$10,784	$21,159
Marketable securities	49,501	63,781
Interest receivable	337	341
Accounts receivable	366	69
Prepaid expenses	326	423

Total current assets	61,314	85,773
Property and equipment, net	1,673	1,654
Other assets	12	12

Total assets	$62,999	$87,439

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$5,654	$2,458
Accrued compensation and employee benefits	1,357	1,385
Deferred revenue	81	11,814

Total current liabilities	7,092	15,657

Commitments and contingencies
Stockholders’ equity:
Common stock, $0.01 par value; 80,000,000 shares authorized, 45,377,739 and 44,994,409 shares issued and outstanding at December 31, 2010 and 2009, respectively	454	450
Additional paid-in capital	272,954	263,955
Accumulated deficit	(217,495)	(192,641)
Accumulated other comprehensive (loss) / income	(6)	18

Total stockholders’ equity	55,907	71,782

Total liabilities and stockholders’ equity	$62,999	$87,439

See accompanying Notes to Consolidated Financial Statements.

SANGAMO BIOSCIENCES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2010	2009	2008
	(In thousands, except per share amounts)
Revenues:
Collaboration agreements	$16,819	$21,553	$14,492
Research grants	3,986	634	1,694

Total revenues	20,805	22,187	16,186

Operating expenses:
Research and development	33,154	28,984	31,229
General and administrative	12,586	12,605	10,332

Total operating expenses	45,740	41,589	41,561

Loss from operations	(24,935)	(19,402)	(25,375)
Interest income, net	81	547	2,231
Other income/(expense)	—	268	(1,158)

Net loss	$(24,854)	$(18,587)	$(24,302)

Basic and diluted net loss per share	$(0.55)	$(0.44)	$(0.60)

Shares used in computing basic and diluted net loss per share	45,167	42,048	40,825

See accompanying Notes to Consolidated Financial Statements.

SANGAMO BIOSCIENCES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
	(In thousands, except share data)
Balances at December 31, 2007	40,315,368	403	221,176	(149,752)	295	72,122
Issuance of common stock upon exercise of stock options and in connection with restricted stock units	639,326	6	1,211	—	—	1,217
Issuance of common stock under employee stock purchase plan	102,383	1	629	—	—	630
Stock-based compensation	—	—	5,748	—	—	5,748
Comprehensive loss:
Increase in unrealized gain on marketable securities	—	—	—	—	79	79
Other changes in Other Comprehensive Loss	—	—	—	—	(98)	(98)
Net loss	—	—	—	(24,302)	—	(24,302)

Comprehensive loss	—	—	—	—	—	(24,321)

Balances at December 31, 2008	41,057,077	$410	$228,764	$(174,054)	$276	$55,396
Issuance of common stock in connection with underwritten public offering	3,000,000	30	20,830	—	—	20,860
Issuance of common stock in connection with license agreement	636,133	6	4,911	—	—	4,917
Issuance of common stock upon exercise of stock options and in connection with restricted stock units	160,159	2	486	—	—	488
Issuance of common stock under employee stock purchase plan	141,040	2	497	—	—	499
Stock-based compensation	—	—	8,467	—	—	8,467
Comprehensive loss:
Decrease in unrealized gain on marketable securities	—	—	—	—	(258)	(258)
Net loss	—	—	—	(18,587)	—	(18,587)

Comprehensive loss	—	—	—	—	—	(18,845)

Balances at December 31, 2009	44,994,409	$450	$263,955	$(192,641)	$18	$71,782
Issuance of common stock upon exercise of stock options and in connection with restricted stock units	249,156	2	736	—	—	738
Issuance of common stock under employee stock purchase plan	134,174	2	445	—	—	447
Stock-based compensation	—	—	7,818	—	—	7,818
Comprehensive loss:
Decrease in unrealized gain on marketable securities	—	—	—	—	(24)	(24)
Net loss	—	—	—	(24,854)	—	(24,854)

Comprehensive loss	—	—	—	—	—	(24,878)

Balances at December 31, 2010	45,377,739	$454	$272,954	$(217,495)	$(6)	$55,907

See accompanying Notes to Consolidated Financial Statements.

SANGAMO BIOSCIENCES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2010	2009	2008
	(In thousands)
Operating activities:
Net loss	$(24,854)	$(18,587)	$(24,302)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	676	572	523
Amortization of premium / discount on marketable securities	1,187	288	(1,059)
Stock-based compensation	7,818	8,467	5,748
Other changes in other comprehensive loss	—	—	(98)
Net loss on disposal of property and equipment	—	34	—
Other	—	(302)	1,158
Net changes in operating assets and liabilities:
Interest receivable	4	(147)	130
Accounts receivable	(297)	431	(291)
Prepaid expenses and other assets	97	(96)	170
Accounts payable and accrued liabilities	3,196	(1,390)	310
Accrued compensation and employee benefits	(28)	997	(811)
Deferred revenue	(11,733)	3,596	1,177

Net cash used in operating activities	(23,934)	(6,137)	(17,345)

Investing activities:
Purchases of marketable securities	(100,027)	(79,406)	(82,485)
Maturities of marketable securities	113,096	60,500	101,375
Proceeds from sales of marketable securities	—	—	5,639
Purchases of property and equipment	(695)	(272)	(739)

Net cash provided by / (used in) investing activities	12,374	(19,178)	23,790

Financing activities:
Proceeds from issuance of common stock	1,185	21,846	1,847
Issuance of common stock in connection with license agreements	—	4,917	—

Net cash provided by financing activities	1,185	26,763	1,847

Effect of exchange rate changes on cash	—	302	(1,158)

Net increase / (decrease) in cash and cash equivalents	(10,375)	1,750	7,134
Cash and cash equivalents, beginning of period	21,159	19,409	12,275

Cash and cash equivalents, end of period	$10,784	$21,159	$19,409

See accompanying Notes to Consolidated Financial Statements.

SANGAMO BIOSCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Sangamo

Sangamo BioSciences, Inc. (Sangamo, we or the Company) was incorporated in the State of Delaware on June 22, 1995 and is focused on the development and commercialization of novel transcription factors for gene regulation and gene modification. Sangamo’s gene regulation and gene modification technology platform is enabled by the engineering of a class of transcription factors known as zinc finger DNA-binding proteins (ZFPs). Potential applications of Sangamo’s technology include development of human therapeutics, plant agriculture and enhancement of pharmaceutical protein production. Sangamo will require additional financial resources to complete the development and commercialization of its products including ZFP Therapeutics.

Sangamo is currently working on a number of long-term development projects that will involve experimental and unproven technology. The projects may require several years and substantial expenditures to complete and ultimately may be unsuccessful. We plan to finance operations with available cash resources, funds received under research grants and collaborations and strategic partnerships, and from the issuance of equity or debt securities. Sangamo believes that its available cash, cash equivalents and investments as of December 31, 2010, along with expected revenues collaborations and strategic partnerships, will be adequate to fund its operations through 2012. Sangamo will need to raise substantial additional capital to fund subsequent operations and complete the development and commercialization of its products either through significant corporate partnerships, research grants or issuance of equity securities. Sangamo may seek to raise additional capital when conditions permit; however, there is no assurance funding will be available on favorable terms, if at all.

Basis of Presentation

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

Cash and Cash Equivalents

Sangamo considers all highly liquid investments purchased with original maturities of three months or less at the purchase date to be cash equivalents. Cash and cash equivalents consist of deposits in money market investment accounts, government sponsored entity debt securities, US Treasury debt securities and corporate bank accounts.

Marketable Securities

Sangamo classifies its marketable securities as available-for-sale and records its investments at fair value. Available-for-sale securities are carried at estimated fair value based on quoted market prices, with the unrealized holding gains and losses included in accumulated other comprehensive income.

The Company’s investments are subject to a periodic impairment review. The Company recognizes an impairment charge when a decline in the fair value of its investments below the cost basis is judged to be other-than-temporary. The Company considers various factors in determining whether to recognize an impairment charge, including the length of time and extent to which the fair value has been less than the Company’s cost basis, the financial condition and near-term prospects of the investee, and the Company’s intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in the market value. During the years ended December 31, 2010, 2009 and 2008 the Company did not record any other-than-temporary impairment charges on its investments. Realized gains and losses on available-for-sale securities are included in other (expense)/income, which is determined using the specific identification method.

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

Foreign Currency Translation

The functional currency of the Company’s foreign subsidiary, Gendaq Limited, is the U.S. dollar. Monetary assets and liabilities which are denominated in foreign currency are remeasured at the exchange rates in effect at the balance sheet date. Nonmonetary assets and liabilities, if any, are remeasured at the historical exchange rates. Income and expenses are remeasured using the average exchange rate for the period. Gains and losses from remeasurement of the foreign subsidiary’s financial statements are recorded as other income / (expense). During the third quarter of 2009, the cash balance held at Gendaq was transferred to Sangamo’s U.S. investment account, eliminating foreign currency remeasurement gains and losses.

In 2010, we did not record foreign currency remeasurement gains or losses. In 2009, we recorded a foreign currency remeasurement gain of $302,000. In 2008, we recorded a foreign currency remeasurement loss of $1.2 million.

Comprehensive Loss

Comprehensive loss is comprised of net loss and other comprehensive income (loss) which primarily consist of unrealized gains / (losses) on marketable securities. Comprehensive loss for the years ended December 31, 2010, 2009 and 2008 is included in the statement of stockholders’ equity.

Revenue Recognition

Revenue from research activities made under strategic partnering agreements and collaborations is recognized as the services are provided when there is persuasive evidence that an arrangement exists, delivery has occurred, the price is fixed or determinable, and collectability is reasonably assured. Revenue arrangements that include multiple deliverables are divided into separate units of accounting if the deliverables meet certain criteria, including whether the fair value of the delivered items can be determined and whether there is evidence of fair value of the undelivered items. In addition, the consideration is allocated among the separate units of accounting based on their fair values, and the applicable revenue recognition criteria are considered separately for each of the separate units of accounting.

Revenue generated from research and licensing agreements typically includes upfront signing or license fees, cost reimbursements, minimum sublicense fees, milestone payments and royalties on future licensee’s product sales. We recognize nonrefundable signing, license or non-exclusive option fees as revenue when rights to use the intellectual property related to the license have been delivered and over the period of performance obligations if we have continuing performance obligations. We estimate the performance period at the inception of the arrangement and reevaluate it each reporting period. This reevaluation may shorten or lengthen the period over which the remaining revenue is recognized. Changes to these estimates are recorded on a prospective basis. We recognize milestone payments, which are subject to substantive contingencies, upon completion of specified milestones, which represents the culmination of an earnings process, according to contract terms. Fees from licensees upon sublicensing Sangamo technologies by them to third parties (sublicense fees) are recognized as revenue in the period such fees are due. Minimum annual sublicense fees are also recognized as revenue in the period in which such fees are due. Royalties are generally recognized as revenue upon the receipt of the related royalty payment. We recognize cost reimbursement revenue under collaborative agreements as the related research and development costs for services are rendered. Deferred revenue represents the portion of research or license payments received which have not been earned.

Sangamo’s research grants are typically multi-year agreements and provide for the reimbursement of qualified expenses for research and development as defined under the terms of the grant agreement. Revenue under grant agreements is recognized when the related qualified research expenses are incurred.

During 2010, revenues related to Sigma and DAS represented 59% and 21%, respectively, of total revenues. During 2009, revenues related to Sigma and DAS represented 50% and 40%, respectively, of total revenues. During 2008, revenues related to DAS, Sigma and Pfizer represented 46%, 20%, and 19%, respectively, of total revenues.

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

Stock-Based Compensation

We measure and recognize compensation expense for all share-based payment awards made to Sangamo employees and directors, including employee share options and employee share purchases related to the Employee Share Purchase Plan (ESPP), based on estimated fair values at grant date, utilizing the modified prospective transition method. The fair value of equity-based awards is amortized over the vesting period of the award using a straight-line method.

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

Because Sangamo is in a net loss position, diluted net loss per share excludes the effects of common stock equivalents consisting of options, which are all anti-dilutive. Had Sangamo been in a net income position, diluted earnings per share would have included the shares used in the computation of basic net loss per share as well as an additional 2,499,984, 1,901,235 and 1,303,087 shares for 2010, 2009 and 2008, respectively, related to outstanding options.

Segments

The Company operates in one segment. Management uses one measurement of profitability and does not segregate its business for internal reporting. As of December 31, 2010 and 2009, 100% of all long-lived assets were maintained in the U.S. For the years ended December 31, 2010, 2009 and 2008, 100% of revenues and operating expenses were generated and incurred in the U.S.

NOTE 2 – INVESTMENTS AND FAIR VALUE MEASUREMENT

The table below summarizes the Company’s available-for-sale securities (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
December 31, 2010
Cash equivalents:
Money market funds	$9,390	—	—	$9,390

Total	9,390	—	—	9,390

Marketable securities:
U.S. government sponsored entity debt securities	42,141	—	(6)	42,135
U.S. treasury debt securities	4,806	1	—	4,807
Corporate debt securities	2,560	—	(1)	2,559

Total	49,507	1	(7)	49,501

Total cash equivalents and marketable securities	$58,897	$1	$(7)	$58,891

December 31, 2009
Cash equivalents:
Money market funds	$12,281	$—	$—	$12,281
U.S. government sponsored entity debt securities	7,932	—	(1)	7,931

Total	20,213	—	(1)	20,212

Marketable securities:
U.S. government sponsored entity debt securities	49,103	21	(5)	49,119
U.S. treasury debt securities	14,661	2	(1)	14,662

Total	63,764	23	(6)	63,781

Total cash equivalents and marketable securities	$83,977	$23	$(7)	$83,993

As of December 31, 2010, all of our investments had maturity dates within one year, there were no material unrealized losses and we had no realized losses for the year ended December 31, 2010; therefore, we had no other-than-temporary impairments of our available-for-sale securities as of December 31, 2010.

Fair Value Measurement

The fair value measurements of our cash equivalents and available-for-sale marketable securities are identified at the following levels within the fair value hierarchy (in thousands):

	December 31, 2010 Fair Value Measurements
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents:
Money market funds	$9,390	$9,390	$—	$—

Total	9,390	9,390	—	—
Marketable securities:
U.S. government sponsored entity debt securities	42,135	—	42,135	—
U.S. treasury debt securities	4,807	—	4,807	—
Corporate debt securities	2,559	—	2,559	—

Total	49,501	—	49,501	—

Total cash equivalents and marketable securities	$58,891	$9,390	$49,501	$—

	December 31, 2009 Fair Value Measurements
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents:
Money market funds	$12,281	$12,281	$—	$—
U.S. government sponsored entity debt securities	7,931	—	7,931	—

Total	20,212	12,281	7,931	—
Marketable securities:
U.S. government sponsored entity debt securities	49,119	—	49,119	—
U.S. treasury debt securities	14,662	—	14,662	—

Total	63,781	—	63,781	—

Total cash equivalents and marketable securities	$83,993	$12,281	$71,712	$—

NOTE 3 – STOCK-BASED COMPENSATION

The following table shows total stock-based compensation expense recognized in the consolidated statements of operations (in thousands):

	Year Ended December 31,
	2010	2009	2008
Research and development	$3,612	$4,115	$2,718
General and administrative	4,206	4,352	3,030

Total stock-based compensation expense	$7,818	$8,467	$5,748

As of December 31, 2010, total compensation cost related to nonvested stock options to be recognized in future periods was $11.0 million, which is expected to be expensed over a weighted-average period of 2.73 years. As of December 31, 2010, total compensation cost related to nonvested restricted stock units to be recognized in future periods was $368,000, which is expected to be expensed over a weighted-average period of 1.00 year. There was no capitalized stock-based employee compensation cost as of December 31, 2010.

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

The weighted–average assumptions used for estimating the fair value of the employee stock options are as follows:

	Year Ended December 31,
	2010	2009	2008
Risk-free interest rate	1.5-2.6%	2.0-2.2%	2.4-3.3%
Expected life of option	5.23-5.41 yrs	5.31-5.38 yrs	5.10-5.20 yrs
Expected dividend yield of stock	0%	0%	0%
Expected volatility	0.83-0.84	0.83	0.61-0.83

The weighted–average assumptions used for estimating the fair value of the employees’ stock purchase rights are as follows:

	Year Ended December 31,
	2010	2009	2008
Risk-free interest rate	0.2-1.0%	0.2-0.9%	1.1-5.1%
Expected life of option	0.5-2.0 yrs	0.5-2.0 yrs	0.5-2.0 yrs
Expected dividend yield of stock	0%	0%	0%
Expected volatility	0.62-1.14	0.63-1.97	0.51-0.73

NOTE 4 – MAJOR CUSTOMERS, PARTNERSHIPS AND STRATEGIC ALLIANCES

Collaboration Agreements

Agreement with Sigma-Aldrich Corporation in Laboratory Research Reagents, Transgenic Animal and Commercial Protein Production Cell-line Engineering

In July 2007, we entered into a license agreement with Sigma-Aldrich Corporation (Sigma). Under the license agreement, we are providing Sigma with access to our proprietary ZFP technology and the exclusive right to use the technology to develop and commercialize research reagents products and services in the research field, excluding certain agricultural research uses that Sangamo previously licensed to Dow AgroSciences LLC. Under the agreement, Sangamo and Sigma agreed to conduct a three-year research program to develop laboratory research reagents using our ZFP technology during which time we agreed to assist Sigma in connection in its efforts to market and sell services employing our technology in the research field. We have transferred the ZFP manufacturing technology to Sigma.

Under the terms of the agreement, Sigma made an initial payment comprising an upfront license fee and the purchase of 1.0 million shares of Sangamo’s common stock under a separate stock purchase agreement, resulting in a total upfront payment to Sangamo of $13.5 million, which consisted of an equity investment by Sigma in Sangamo common stock valued at $8.55 million, a $3.95 million license fee, and $1.0 million of research funding. Under the license agreement, we received research funding and development milestone payments and may receive commercial milestone payments based on net sales of up to $17.0 million, subject to the continuation of the agreement. During the term of the license agreement, Sigma is obligated to pay to Sangamo minimum annual payments, a share of certain revenues received by Sigma from sublicensees, and royalty payments on the sale of licensed products and services. Sigma also has the right to sublicense the ZFP technology for research applications and we were eligible to receive 25% of any sublicensing revenues. We retain the sole right to use and license our ZFP technology for GMP production purposes, for the production of materials used in or administered to humans, and for any other industrial commercial use.

In October 2009, Sangamo expanded its license agreement with Sigma. In addition to the original terms of the license agreement, Sangamo provided Sigma with the exclusive rights to develop and distribute ZFP-modified cell lines for commercial production of protein pharmaceuticals and certain ZFP-engineered transgenic animals for commercial applications. Under the terms of the agreement, Sigma made a total upfront payment of $20.0 million. There were two components to the $20.0 million we received: an equity investment by Sigma in 636,133 shares of Sangamo common stock valued at $4.9 million and a $15.1 million upfront license fee. The upfront license fee was recognized on a straight-line basis from the effective date of the expanded license through July 2010, which represents the period over which we were obligated to perform research services for Sigma. Sangamo is also eligible to receive commercial license fees of $5.0 million based upon a percentage of net sales and sublicensing revenue and thereafter a royalty of 10.5% of net sales and sublicensing revenue. In addition, upon the achievement of certain cumulative commercial milestones Sigma will make milestone payments to Sangamo up to an aggregate of $25.0 million.

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

Revenues related to the Sigma agreements, excluding royalty revenues, were $11.6 million, $11.1 million and $3.3 million during 2010, 2009 and 2008, respectively. Royalty revenues under the Sigma agreement were $734,000, $332,000 and $388,000 during 2010, 2009 and 2008, respectively. Related costs and expenses incurred under the Sigma agreement were $1.2 million, $2.6 million and $2.2 million during 2010, 2009 and 2008, respectively.

Agreement with Dow AgroSciences in Plant Agriculture

In October 2005, we entered into an exclusive commercial license with Dow AgroSciences LLC (DAS). Under this agreement, we are providing DAS with access to our proprietary zinc finger DNA-binding protein (ZFP) technology and the exclusive right to use our ZFP technology to modify the genomes or alter the nucleic acid or protein expression of plant cells, plants, or plant cell cultures. We have retained rights to use plants or plant-derived products to deliver ZFP TFs or ZFNs into human or animals for diagnostic, therapeutic, or prophylactic purposes.

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

We agreed to supply DAS and its sublicensees with ZFP TFs and/or ZFNs for both research and commercial use over the initial three year period of the agreement and have amended and extended this provision. The agreement also provides for minimum sublicense fees each year due to us every October, provided the agreement is not terminated by DAS. Annual fees range from $250,000 to $3.0 million and total $25.3 million over 11 years. Furthermore, DAS has the right to sublicense our ZFP technology to third parties for use in plant cells, plants, or plant cell cultures, and we will be entitled to 25% of any cash consideration received by DAS under such sublicenses. We do not have any performance obligations with respect to the sublicensing activities to be conducted by DAS. DAS has the right to terminate the agreement at any time; accordingly, our actual sublicense fees over the term of the agreement could be lower than $25.3 million. In addition, each party may terminate the agreement upon an uncured material breach of the agreement by the other party. In the event of any termination of the agreement, all rights to use our ZFP technology will revert to us, and DAS will no longer be permitted to practice our ZFP technology or to develop or, except in limited circumstances, commercialize any products derived from our ZFP technology.

The commercial license fee of $6.0 million, the remaining research milestones of $2.3 million and the unrecognized portion of the initial cash payment were recognized ratably over the period from option exercise through December 31, 2010. In December 2010, we amended our agreement with DAS to extend the period of reagent manufacturing services through December 31, 2011 and research services through December 31, 2012.

Revenues under the agreement were $4.4 million, $8.8 million and $7.4 million during 2010, 2009 and 2008, respectively. Related costs and expenses incurred under the agreement were $671,000, $639,000 and $391,000 during 2010, 2009 and 2008, respectively.

Pharmaceutical Protein Production

The production of pharmaceutical proteins, such as therapeutic antibodies, is an important area of commercial growth. Sangamo scientists and their collaborators have demonstrated that ZFP-engineered mammalian cells may be used to increase the yield of systems used for pharmaceutical protein production.

We have established several research collaborations in this area. Commencing in December 2004, we had a research collaboration agreement with Pfizer Inc. (Pfizer) to use our ZFP technology to develop enhanced cell lines for protein pharmaceutical production. Under the terms of the agreement, Pfizer funded research at Sangamo and we provided our proprietary ZFP technology for Pfizer to assess its feasibility for use in mammalian cell-based protein production. We generated novel cell lines and vector systems for enhanced protein production as well as novel technology for rapid creation of new production cell lines. As of December 31, 2009, we have received all funding due from Pfizer under the 2004 research collaboration agreement. In December 2008, we entered into a license agreement with Pfizer to provide Pfizer with a worldwide, non-exclusive license for the use of certain ZFP Nuclease (ZFNs) reagents to permanently eliminate the Glutamine Synthetase (GS) gene in Chinese Hamster Ovary (CHO) cell lines and for the use of these ZFN-modified cells for clinical and commercial production of therapeutic proteins. Under the terms of this agreement we received a one time payment of $3.0 million from Pfizer for a fully paid commercial license.

Revenues under the Pfizer agreements were $0, $325,000 and $3.0 million in 2010, 2009 and 2008, respectively. Related costs and expenses incurred under the Pfizer agreements were $0, $0 and $66,000 in 2010, 2009 and 2008, respectively.

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

In addition, pursuant to a license agreement between Sangamo and Sigma, effective as of July 10, 2007, Sigma has the exclusive right to offer certain services to Genentech involving Sangamo’s ZFN technology that are covered under the second research and license agreement. Notwithstanding such exclusive right, Sigma has agreed to permit Sangamo to directly offer the ZFN-related services to Genentech under the second research and license agreement, and in exchange we have and will continue to share with Sigma certain payments made to us under the second research and license agreement. Revenues attributable to collaborative research and development performed under the Genentech agreement were $150,000, $517,000 and $389,000 during 2010, 2009 and 2008, respectively. Related costs and expenses performed under the Genentech agreement were $38,000, $195,000 and $147,000 during 2010, 2009 and 2008, respectively.

Transgenic Animals

In April 2008, we entered into a license agreement with Open Monoclonal Technology, Inc. (OMT), pursuant to which we granted a royalty-bearing, non-exclusive, sublicensable worldwide license to OMT for the commercial use of a transgenic animal generated using our ZFN technology. In addition, we have agreed not to transfer ZFNs to third parties for commercial uses similar to OMT’s intended use under the Agreement. In consideration of the license and rights granted to OMT, OMT paid us an upfront license fee, and will pay us for each product created or developed through use of Sangamo’s ZFN technology aggregate milestone payments of up to $850,000 upon the achievement of certain specified clinical development milestones, a small percentage royalty on sales of any product developed using Sangamo’s ZFN technology and a low single-digit percentage share of payments received by OMT from sublicensees. For any given OMT product, OMT has the right to buy out its future royalty payment obligations under the license agreement by paying a lump sum fee to us. To date, OMT has paid us $250,000 under the license agreement. We have retained the sole right, at our discretion, to take appropriate actions against persons infringing on our transgenic animal related intellectual property. The license agreement shall continue in effect until neither OMT nor we have any further payment obligations. OMT may terminate the license agreement at any time. Either party may terminate the agreement upon a material breach by the other party.

In July 2008, we entered into a research and license agreement with F. Hoffmann-La Roche Ltd and Hoffmann-La Roche Inc. (collectively, Roche), pursuant to which we provided Roche with access to aspects of our proprietary ZFN technology. During an initial research term, Roche had the right to use ZFNs provided by us to generate ZFN-modified cell lines and animals having targeted modifications in a specified gene in a specified species, solely for research purposes. In December 2009, pursuant to the research and license agreement Roche exercised an option to receive an exclusive, worldwide license to use such animals in the production of therapeutic and diagnostic products. This exclusive commercial license shall continue, on a country-by-country and product-by-product basis, until the later of 10 years after the first commercial sale in such country or the expiration of the last valid patent claim covering such product. We have agreed not to transfer or license to third parties the specific ZFNs provided to Roche under the research and license agreement, or derivatives of such ZFNs.

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

Funding from Research Foundations

The Juvenile Diabetes Research Foundation International

In October 2006, we announced an agreement with the Juvenile Diabetes Research Foundation International (JDRF) to provide financial support to one of our Phase 2 human clinical studies (SB-509-601) of SB-509, a ZFP

Therapeutic that is in development for the treatment of diabetic neuropathy. Under the agreement with JDRF and subject to its terms and conditions, including our achievement of certain milestones associated with the Phase 2 clinical trial (SB-509-601) of SB-509 for the treatment of mild to moderate diabetic neuropathy, JDRF was obligated to pay us an aggregate amount of up to $3.0 million which was received in full through December 31, 2009. After the first commercial launch of SB-509 in a major market, JDRF has the right to receive, subject to certain limitations, annual payments from Sangamo, until such time when the total amount paid to JDRF, including payments made on account of certain licensing arrangements, equals three times the amount received by us from JDRF.

In January 2010, JDRF and Sangamo amended the agreement and, subject to its terms and conditions, JDRF will provide additional funding of up to $3.0 million for a Phase 2b trial in diabetic neuropathy (SB-509-901) which is intended to partially fund expenses related to the trial. Under the amended agreement, we are obligated to use commercially reasonable efforts to carry out the Phase 2b trial and, thereafter, to develop and commercialize a product containing SB-509 for the treatment of diabetes and complications of diabetes. We are obligated to cover all costs of the Phase 2b trial that are not covered by JDRF’s grant. If we fail to satisfy these obligations, JDRF may have the right, subject to certain limitations, to obtain an exclusive, sublicensable license, to the intellectual property generated by us in the course of the Phase 2b trial, to make and commercialize products containing SB-509 for the treatment of diabetes and complications of diabetes. If JDRF obtains such a license, it is obligated to pay us a percentage of its revenues from product sales and sublicensing arrangements. If JDRF fails to satisfy its obligations to develop and commercialize a product containing SB-509 under the agreement, then their license rights will terminate and we will receive a non-exclusive, fully paid license, for any intellectual property developed during JDRF’s use of the license, to research, develop and commercialize products containing SB-509 for the treatment of diabetes and complications of diabetes.

Revenues attributable to research and development activities performed under the JDRF agreements were $1.5 million, $500,000 and $1.0 million during 2010, 2009 and 2008, respectively.

The Michael J. Fox Foundation for Parkinson’s Research

In January 2007, we announced an agreement with the Michael J. Fox Foundation for Parkinson’s Research (MJFF) to provide financial support of Sangamo’s ZFP TFs to activate the expression of glial cell line-derived neurotrophic factor (GDNF) that has shown promise in preclinical testing to slow or stop the progression of Parkinson’s disease. Under the agreement with MJFF and subject to its terms and conditions, MJFF paid the Company $950,000, the total funds due under the agreement, over a period of two years. In June 2010, we received a commitment for renewed funding from MJFF to support further studies of ZFP TF activators of GDNF. Subject to the terms and conditions of the agreement, the $895,000 award is being paid over a period of two years and is intended to substantially fund our research efforts related to the agreement. Revenue will be recognized based on expenses incurred by Sangamo in conduct of the research set forth in the agreement.

Revenues attributable to research and development performed under the MJFF agreement were $445,000, $0 and $553,000 during 2010, 2009 and 2008, respectively.

California Institute for Regenerative Medicine

In October 2009, the California Institute for Regenerative Medicine (CIRM), a State of California entity, granted a $14.5 million Disease Team Research Award to develop an AIDS-related lymphoma therapy based on the application of ZFP nuclease (ZFN) gene-editing technology in stem cells. The four year grant supports an innovative research project conducted by a multidisciplinary team of investigators, including investigators from the University of Southern California, City of Hope National Medical Center and Sangamo BioSciences. Sangamo expects to receive funding up to $5.2 million from the total amount awarded based on expenses incurred for research and development efforts by Sangamo as prescribed in the agreement, and subject to its terms and conditions. The award is intended to substantially fund Sangamo’s research and development efforts related to the agreement. The State of California has the right to receive, subject to the terms and conditions of the agreement between Sangamo and CIRM, payments from Sangamo resulting from sales of a commercial product resulting from research and development efforts supported by the grant, not to exceed two times the amount Sangamo receives in funding under the agreement with CIRM.

Revenues attributable to research and development performed under the CIRM grant agreement were $989,000, $0 and $0 during 2010, 2009 and 2008, respectively.

Funding from Other Sources

Qualifying Therapeutic Discovery Project Program

In October 2010, Sangamo was awarded a total of $978,000 in grants for four qualifying therapeutic discovery projects under the Patient Protection and Affordable Care Act. The grants are intended to assist in the advancement of four of Sangamo’s ongoing therapeutic projects:

•	SB-509 for Diabetic Peripheral Neuropathy

•	SB-509 for Amyotrophic Lateral Sclerosis (ALS)

•	SB-728-T for Human Immunodeficiency Virus / Acquired Immunodeficiency Syndrome (HIV / AIDS)

•	SB-313-xTZ for Recurrent or Refractory Glioblastoma Multiforme

Each project was awarded $244,000, the maximum amount awarded for any single project, based on qualifying expenses incurred by Sangamo during 2009 and 2010. The total amount awarded was received, and recognized as research grant revenues, during the fourth quarter of 2010.

NOTE 5 – PROPERTY AND EQUIPMENT

Property and equipment consist of the following (in thousands):

	December 31,
	2010	2009
Laboratory equipment	$2,406	$1,757
Furniture and fixtures	403	376
Leasehold improvements	944	925

	3,753	3,058
Less accumulated depreciation	(2,080)	(1,404)

	$1,673	$1,654

Depreciation and amortization expenses were $676,000, $572,000 and $523,000 for 2010, 2009 and 2008, respectively.

NOTE 6 – COMMITMENTS

Sangamo occupies office and laboratory space under operating leases in Richmond, California that expire in August 2014. Rent expenses were $563,000, $563,000 and $566,000 during 2010, 2009 and 2008, respectively. Future minimum payments under contractual obligations at December 31, 2010 consist of the following (in thousands):

Fiscal Year:	Operating Lease
2011	$585
2012	600
2013	616
2014	417
2015	—
Thereafter	—

Total minimum payments	$2,218

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

Stock Incentive Plan

Sangamo’s 2004 Stock Incentive Plan (the 2004 Plan), which supersedes the 2000 Stock Incentive Plan (the 2000 Plan), provides for the issuance of common stock and grants of options for common stock to employees, officers, directors and consultants. The exercise price per share will be no less than 85 percent of the fair value per share of common stock on the option grant date, and the option term will not exceed ten years. If the person to whom the option is granted is a 10 percent stockholder, and the option granted qualifies as an Incentive Stock Option Grant, then the exercise price per share will not be less than 110 percent of the fair value per share of common stock on the option grant date, and the option term will not exceed five years. Options granted under the 2004 Plan generally vest over four years at a rate of 25 percent one year from the grant date and one thirty-sixth per month thereafter and expire ten years after the grant, or earlier upon employment termination. Options granted pursuant to the 2004 Plan may be exercised prior to vesting, with the related shares subject to Sangamo’s right to repurchase the shares that have not vested at the issue price if the option holder terminates employment. The right of repurchase lapses over the original option vesting period, as described above. Approximately 6.5 million shares were initially reserved for issuance pursuant to the 2000 Plan and the 2004 Plan. The number of shares authorized for issuance under the 2004 Option Plan automatically increases on the first trading day of the fiscal year by an amount equal to 3.0 percent of the total number of shares of the Company’s common stock outstanding on the last trading day of the preceding fiscal year, but in no event shall any such increase exceed

1.75 million shares per year. During 2010, 2009 and 2008, 1,349,832, 1,231,712 and 1,209,461 additional shares, respectively, were authorized for issuance under the 2004 Plan pursuant to the evergreen increase feature of such plan.

Employee Stock Purchase Plan

Sangamo’s 2010 Employee Stock Purchase Plan (Purchase Plan), which supersedes the 2000 Employee Stock Purchase Plan provides a total reserve of 2,100,000 shares of common stock for issuance under the Purchase Plan. Eligible employees may purchase common stock at 85 percent of the lesser of the fair market value of Sangamo’s common stock on the first day of the applicable two-year offering period or the last day of the applicable six-month purchase period.

The weighted-average estimated fair value per share of employee purchase rights during 2010, 2009 and 2008 were $2.76, $3.11 and $3.28, respectively, based upon the assumptions in the Black-Scholes valuation model described in Note 1.

Stock Option Activity

A summary of Sangamo’s stock option activity is as follows:

	Number of Shares	Weighted- Average Exercise per Share Price	Weighted Average Remaining Contractual Term
			(In years)
Options outstanding at December 31, 2009	7,469,501	$6.81	7.43
Options granted	1,477,000	$5.62
Options exercised	(229,762)	$3.40
Options canceled	(606,838)	$8.80

Options outstanding at December 31, 2010	8,109,901	$6.54	7.30

Options exercisable at December 31, 2010	4,417,488	$7.27	6.03

There were no shares subject to Sangamo’s right of repurchase as of December 31, 2010. The intrinsic value of options exercised during 2010, 2009 and 2008 were $534,304, $462,000 and $6.2 million, respectively.

At December 31, 2010, the aggregate intrinsic values of the outstanding and exercisable options were $11.8 million and $5.9 million, respectively. The aggregate intrinsic value of shares vested and expected to vest during 2010, 2009 and 2008 was $11.2 million, $7.4 million and $228,000, respectively.

The weighted-average fair value per share of options granted during 2010, 2009 and 2008 was $3.85, $3.61 and $2.62, respectively, based upon the assumption in the Black-Scholes valuation model described in Note 1.

The following table summarizes information with respect to stock options outstanding at December 31, 2010:

	Options Outstanding and Exercisable		Options Exercisable
Range of Exercise Price	Number of Shares of common stock subject to options	Weighted Average Remaining Contractual Life	Number of Shares of common stock subject to options	Weighted Average Exercise Price
		(In years)
$ 2.04 – $ 3.20	59,941	4.93	38,663	$2.69
$ 3.45 – $ 3.45	1,944,876	7.94	924,154	$3.45
$ 3.53 – $ 4.92	829,291	5.11	749,041	$4.08
$ 4.93 – $ 5.30	302,835	3.96	302,835	$5.19
$ 5.35 – $ 5.35	1,175,200	8.93	291,700	$5.35
$ 5.42 – $ 5.66	73,500	7.63	26,750	$5.60
$ 5.70 – $5.70	1,160,000	9.94	—	—
$ 5.89 – $6.92	864,392	6.00	713,610	$6.71
$ 6.94 – $13.40	393,866	5.45	352,590	$9.24
$13.98 – $15.68	1,306,000	6.18	1,018,145	$14.16

	8,109,901	7.30	4,417,488	$7.27

During 2007, we issued 100,000 restricted stock units under the Company’s 2004 Stock Incentive Plan at a grant date fair value of $14.72 per share. These restricted stock units will vest 25% after completion of one year of service and the balance will vest in equal monthly installments over the following thirty-six months of continued service. During 2010, we issued 10,000 restricted stock units under the Company’s 2004 Stock Incentive Plan at a grant date fair value of $6.05. These restricted stock units will vest in equal monthly installments over a two-year service period. Fair value of restricted stock units are estimated based upon the closing sales price of the Company’s common stock on the grant date.

As of December 31, 2010, options to purchase 8,109,901 shares and 31,667 restricted stock units were outstanding under the Company’s stock option plans, and 2,543,440 shares were reserved for future awards. As of December 31, 2010, we had 2,036,330 shares of common stock reserved for future issuance under the 2010 Employee Stock Purchase Plan.

NOTE 8 – COMPREHENSIVE LOSS

Activities in comprehensive loss were as follows (in thousands):

	Year Ended December 31,
	2010	2009	2008
Net loss	$(24,854)	$(18,587)	$(24,302)
(Decrease) / Increase in unrealized gains on marketable securities	(24)	(258)	79
Other	—	—	(98)

Comprehensive loss	$(24,878)	$(18,845)	$(24,321)

NOTE 9 – INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets are as follows (in thousands):

	December 31,
	2010	2009
Deferred tax assets:
Net operating loss carryforwards	$56,254	$49,157
Research and development tax credit carryforwards	4,689	4,049
Capitalized research	259	435
Other	1,897	2,032

	63,099	55,673
Valuation allowance	(63,099)	(55,673)

Net deferred tax assets	$—	$—

Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance. The valuation allowance increased by $7.4 million, $4.1 million and $8.0 million for the years ended December 31, 2010, 2009 and 2008, respectively. As of December 31, 2010, Sangamo had net operating loss carryforwards for federal and state income tax purposes of approximately $142.8 million and $131.9 million, respectively. If not utilized, the net federal and state operating loss carryforwards will begin to expire in 2011 and 2012, respectively. The Company also has federal and state research tax credit carryforwards of $3.6 million and $3.8 million, respectively. The federal research credits will begin to expire in 2018 while the state research credits have no expiration date. Utilization of the Company’s net operating loss carryforwards and research tax credit carryforwards may be subject to substantial annual limitations due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. The annual limitation could result in the expiration of the net operating loss carryforwards and research tax credit carryforwards before use.

We file U.S and state income tax returns with varying statutes of limitations. The tax years from 2000 forward remain open to examination due to the carryover of net operating losses or tax credits.

The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. As of December 31 2010, the Company had no accrued interest and/or penalties. The Company does not anticipate a significant change to its unrecognized tax benefits over the next twelve months. The unrecognized tax benefits may change during the next year for items that arise in the ordinary course of business. In the event that any unrecognized tax benefits are recognized, the effective tax rate will not be affected.

The following table summarizes the activity related to the Company’s unrecognized tax benefits (in thousands):

	December 31,
	2010	2009	2008
Beginning balance	$1,643	$1,282	$1,300
Additions based on tax positions related to the current year	253	361	79
Additions for tax positions of prior years	—	—	—
Reductions for tax positions of prior years	—	—	(97)

Ending Balance	$1,896	$1,643	$1,282

NOTE 10 – ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities consist of the following (in thousands):

	December 31,
	2010	2009
Accounts payable	$3,537	$1,311
Accrued clinical trial expense	1,405	723
Accrued professional fees	278	192
Deferred rent	153	160
Other	281	72

Total accounts payable and accrued liabilities	$5,654	$2,458

NOTE 11 – QUARTERLY FINANCIAL DATA (UNAUDITED)

The following table sets forth certain unaudited quarterly financial data for the eight quarters ended December 31, 2010. The unaudited information set forth below has been prepared on the same basis as the audited information and includes all adjustments necessary to present fairly the information set forth herein. The operating results for any quarter are not indicative of results for any future period. All data is in thousands except per common share data.

	2010				2009
	Q1	Q2	Q3	Q4	Q1	Q2	Q3	Q4
Revenues	$6,648	$6,525	$2,943	$4,689	$3,157	$4,726	$4,063	$10,241
Expenses	$10,651	$10,404	$11,658	$13,027	$10,182	$9,884	$8,867	$12,656
Net loss	$(3,978)	$(3,860)	$(8,695)	$(8,321)	$(6,832)	$(4,511)	$(4,851)	$(2,393)
Net loss per share	$(0.09)	$(0.09)	$(0.19)	$(0.18)	$(0.17)	$(0.11)	$(0.12)	$(0.05)

ITEM 9 – CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A – CONTROLS AND PROCEDURES

(I) Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934, as amended (Exchange Act) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission’s (SEC) rules and forms. Our management evaluated, with the participation of our chief executive officer (CEO) and our chief financial officer (CFO), the effectiveness of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) under the Exchange Act. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective, at a reasonable assurance level, as of December 31, 2010 and as of the date of this filing.

There have been no significant changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect internal control over financial reporting during the fiscal quarter ended December 31, 2010.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework set forth in “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework set forth in “Internal Control—Integrated Framework,” our management concluded that our internal control over financial reporting was effective as of December 31, 2010. The effectiveness of our internal control over financial reporting as of December 31, 2010 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included herein.

(III) Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Sangamo BioSciences, Inc.

We have audited Sangamo BioSciences, Inc.’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Sangamo BioSciences, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Sangamo BioSciences, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010 based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Sangamo BioSciences, Inc. as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2010 and our report dated February 16, 2011 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Palo Alto, California

February 16, 2011

ITEM 9B – OTHER INFORMATION

None.

PART III

Certain information required by Part III is omitted from this Report on Form 10-K since we intend to file our definitive Proxy Statement for our next Annual Meeting of Stockholders, pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended (the 2011 Proxy Statement), no later than April 30, 2011, and certain information to be included in the 2011 Proxy Statement is incorporated herein by reference.

ITEM 10 – DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item concerning our directors, executive officers, Section 16 compliance and corporate governance matters is incorporated by reference to the information set forth in the sections titled “Election of Directors,” “Management,” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our 2011 Proxy Statement.

ITEM 11 – EXECUTIVE COMPENSATION

The information required by this item regarding executive compensation is incorporated by reference to the information set forth in the sections titled “Executive Compensation” in our 2011 Proxy Statement.

ITEM 12 – SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item regarding security ownership of certain beneficial owners and management is incorporated by reference to the information set forth in the section titled “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plans” in our 2011 Proxy Statement.

ITEM 13 – CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item regarding certain relationships and related transactions is incorporated by reference to the information set forth in the section titled “Certain Relationships and Related Transactions” in our 2011 Proxy Statement.

ITEM 14 – PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item regarding principal accounting fees and services is incorporated by reference to the information set forth in the section titled “Principal Accounting Fees and Services” in our 2011 Proxy Statement.

PART IV

ITEM 15 – EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following documents are included as part of this Annual Report on Form 10-K:

1. Financial Statements—See Index to Consolidated Financial Statements in Item 8.

2. Financial Statement Schedules—Not Applicable.

3. Exhibits—See Index to Exhibits.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 16, 2011.

SANGAMO BIOSCIENCES, INC.

By:	/s/ EDWARD O. LANPHIER II
Edward O. Lanphier II
President, Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ EDWARD O. LANPHIER II Edward O. Lanphier II	President, Chief Executive Officer and Director (Principal Executive Officer)	February 16, 2011

/s/ H. WARD WOLFF H. Ward Wolff	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	February 16, 2011

/s/ WILLIAM R. RINGO William R. Ringo	Director and Chairman of the Board	February 16, 2011

/s/ PAUL B. CLEVELAND Paul B. Cleveland	Director	February 16, 2011

/s/ STEPHEN G. DILLY, M.B.B.S, PH.D Stephen G. Dilly, M.B.B.S, Ph.D	Director	February 16, 2011

/s/ WILLIAM G. GERBER, M.D. William G. Gerber, M.D.	Director	February 16, 2011

/s/ JOHN W. LARSON John W. Larson	Director	February 16, 2011

/s/ STEVEN J. MENTO, PH.D Steven J. Mento, Ph.D	Director	February 16, 2011

/s/ THOMAS G. WIGGANS Thomas G. Wiggans	Director	February 16, 2011

INDEX TO EXHIBITS

Exhibit Number	Description of Document
1.1	Agency Agreement between Sangamo and JMP Securities, Piper Jaffray & Co., Leerink Swann & Company and Janney Montgomery Scott LLC, dated July 16, 2007 (incorporated by reference to Exhibit 1.1 to the Company’s Form 8-K filed on July 17, 2007).

1.2	Underwriting Agreement between Sangamo and Jefferies & Company, Inc., dated October 6, 2009 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on October 13, 2009).

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1/A (Registration No. 333-30134) filed April 4, 2000).

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1/A (Registration No. 333-30134) filed April 4, 2000).

4.1	Form of Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1/A (Registration No. 333-30134) filed April 4, 2000).

10.1(+)	2000 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-1/A (Registration No. 333-30134) filed February 24, 2000).

10.2	Form of Indemnification Agreement entered into between Sangamo and each of its directors and executive officers (incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form S-1/A (Registration No. 333-30134) filed February 24, 2000).

10.3	Sublicense Agreement, by and between Sangamo and Johnson & Johnson, dated May 9, 1996 (incorporated by reference to Exhibit 10.3 to the Company’s Annual Report on Form 10-K/A filed April 22, 2010).

10.4	Patent License Agreement between Sangamo and Massachusetts Institute of Technology, dated May 9, 1996, as amended by the First Amendment, dated December 10, 1997 (incorporated by reference to Exhibit 10.4 to the Company’s Annual Report on Form 10-K/A filed April 22, 2010).

10.5	License Agreement between Sangamo and the Johns Hopkins University, dated June 25, 1995, as amended by Amendment No. 1, dated July 16, 1998 (incorporated by reference to Exhibit 10.5 to the Company’s Annual Report on Form 10-K/A filed April 22, 2010).

10.6	Triple Net Laboratory Lease, between Sangamo and Point Richmond R&D Associates II, LLC, dated May 23, 1997 (incorporated by reference to Sangamo’s Registration Statement on Form S-1 (Reg. No. 333-30314), as amended).

10.7(+)	Employment Agreement, between Sangamo and Edward O. Lanphier II, dated June 1, 1997 (incorporated by reference to Exhibit 10.15 to the Company’s Registration Statement on Form S-1/A (Registration No. 333-30134) filed March 14, 2000).

10.8†	Second Amendment to Patent License Agreement between Sangamo and Massachusetts Institute of Technology, dated December 2, 1998 (incorporated by reference to Exhibit 10.8 to the Company’s Annual Report on Form 10-K, filed March 5, 2010).

10.9	Amendment No. 2 to License Agreement between Sangamo and the Johns Hopkins University, effective as of July 26, 1999 (incorporated by reference to Exhibit 10.9 to the Company’s Annual Report on Form 10-K, filed March 5, 2010).

10.10†	Third Amendment to Patent License Agreement between Sangamo and Massachusetts Institute of Technology, dated September 1, 1999 (incorporated by reference to Exhibit 10.10 to the Company’s Annual Report on Form 10-K, filed March 5, 2010).

Exhibit Number	Description of Document
10.11	Fourth Amendment to Patent License Agreement between Sangamo and Massachusetts Institute of Technology, effective as of February 10, 2000 (incorporated by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K, filed March 5, 2010).

10.12	Amendment No. 3 to License Agreement between Sangamo and the Johns Hopkins University, effective as of March 10, 2000 (incorporated by reference to Exhibit 10.12 to the Company’s Annual Report on Form 10-K, filed March 5, 2010).

10.13	License Agreement by and between The Scripps Research Institute and Sangamo, dated March 14, 2000 (incorporated by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-K, filed March 5, 2010).

10.14†	Fifth Amendment to Patent License Agreement between Sangamo and Massachusetts Institute of Technology, effective as of December 15, 2000 (incorporated by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K, filed March 5, 2010).

10.15(+)	2004 Stock Incentive Plan (incorporated by reference to Appendix C of the Company’s Definitive Proxy Statement on Schedule 14A filed April 29, 2004).

10.16	First Amendment to Triple Net Laboratory Lease, between Sangamo and Point Richmond R&D Associates II, LLC, dated March 12, 2004 (incorporated by reference to Sangamo’s Annual Report on Form 10-K for the year ended December 31, 2004).

10.17†	Sixth Amendment to Patent License Agreement between Sangamo and Massachusetts Institute of Technology, dated September 1, 2005 (incorporated by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K, filed March 5, 2010).

10.18†	Research and Commercial Option License Agreement, dated October 5, 2005, between Sangamo and Dow AgroSciences LLC (incorporated by reference to Exhibit 10.23 to the Company’s Annual Report on Form 10-K, filed March 16, 2006).

10.19†	Research, Development and Commercialization Agreement dated October 24, 2006 between Sangamo and Juvenile Diabetes Research Foundation International (incorporated by reference to Exhibit 10.19 to the Company’s Annual Report on Form 10-K, filed March 1, 2007).

10.20†	Seventh Amendment to Patent License Agreement between Sangamo and Massachusetts Institute of Technology, dated October 27, 2006 (incorporated by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-K, filed March 5, 2010).

10.21	First Amendment of Research and Commercial Option License Agreement between Sangamo and Dow AgroSciences LLC, dated November 7, 2006 (incorporated by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-K, filed March 5, 2010).

10.22	Asset Purchase Agreement dated December 1, 2006 by and between Sangamo and Edwards Lifesciences LLC (incorporated by reference to the Company’s Form 8-K filed on December 28, 2006).

10.23	Eighth Amendment to Patent License Agreement between Sangamo and Massachusetts Institute of Technology, dated February 1, 2007 (incorporated by reference to Exhibit 10.23 to the Company’s Annual Report on Form 10-K, filed March 5, 2010).

10.24†	Research and License Agreement between Sangamo and Genentech, Inc., dated April 27, 2007 (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q, filed August 9, 2007).

10.25†	Amendment No. 4 to License Agreement between Sangamo and the Johns Hopkins University, effective as of May 21, 2007 (incorporated by reference to Exhibit 10.25 to the Company’s Annual Report on Form 10-K, filed March 5, 2010).

Exhibit Number	Description of Document
10.26†	License Agreement between Sangamo and Sigma-Aldrich Corporation, dated July 10, 2007 (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q, filed November 1, 2007).

10.27	Common Stock Purchase Agreement between Sangamo and Sigma-Aldrich Corporation, dated July 10, 2007 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on July 10, 2007).

10.28	First Amendment of the License Agreement between Sigma-Aldrich Corporation and Sangamo, dated November 9, 2007 (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q filed on November 6, 2009).

10.29†	Letter Agreement between Sangamo and Sigma-Aldrich Corporation, dated February 25, 2008 (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q filed on May 9, 2008).

10.30†	Second Research and License Agreement between Sangamo and Genentech, Inc., dated February 27, 2008 (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q filed on May 9, 2008).

10.31†	License Agreement between Sangamo and Open Monoclonal Technology, Inc., dated April 2, 2008 (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q filed on August 8, 2008).

10.32†	Amendment to License Agreement by and between The Scripps Research Institute and Sangamo, dated April 29, 2008 (incorporated by reference to Exhibit 10.32 to the Company’s Annual Report on Form 10-K, filed March 5, 2010).

10.33†	Research and License Agreement between Sangamo and F. Hoffmann-La Roche Ltd and Hoffmann-La Roche Inc., dated July 2, 2008 (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q filed on November 4, 2008).

10.34(+)	Plan Amendment to 2004 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q filed on August 7, 2008).

10.35†	Letter Agreement between Sangamo and Sigma-Aldrich Corporation, dated July 2, 2008 (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q filed on November 4, 2008).

10.36†	License Agreement between Sangamo and Pfizer Inc., dated December 19, 2008 (incorporated by reference to Exhibit 10.25 to the Company’s Annual Report on Form 10-K, filed March 3, 2009).

10.37(+)	Amended and Restated Employment Agreement between Sangamo and H. Ward Wolff, dated December 31, 2008 (incorporated by reference to Exhibit 10.26 to the Company’s Annual Report on Form 10-K, filed March 3, 2009).

10.38(+)	First Amendment to Employment Agreement between Sangamo and Edward O. Lanphier, dated December 31, 2008 (incorporated by reference to Exhibit 10.27 to the Company’s Annual Report on Form 10-K, filed March 3, 2009).

10.39†	Second Amendment of Research and Commercial Option License Agreement between Sangamo and Dow AgroSciences LLC, dated February 13, 2009 (incorporated by reference to Exhibit 10.39 to the Company’s Annual Report on Form 10-K, filed March 5, 2010).

10.40	Third Amendment of Research and Commercial Option License Agreement between Sangamo and Dow AgroSciences LLC, dated February 28, 2009 (incorporated by reference to Exhibit 10.40 to the Company’s Annual Report on Form 10-K, filed March 5, 2010).

10.41†	Second Amendment of the License Agreement between Sigma-Aldrich Corporation and Sangamo, dated September 25, 2009 (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q filed on November 6, 2009).

Exhibit Number	Description of Document
10.42	Common Stock Purchase Agreement between Sangamo and Sigma-Aldrich Corporation, dated October 2, 2009 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on October 5, 2009).

10.43†	Third Amendment to the License Agreement between Sigma-Aldrich Corporation and Sangamo, dated October 2, 2009 (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q filed on November 6, 2009).

10.44†	First Amendment to the Research, Development and Commercialization Agreement between Sangamo and Juvenile Diabetes Research Foundation International, dated January 8, 2010 (incorporated by reference to Exhibit 10.44 to the Company’s Annual Report on Form 10-K, filed March 5, 2010).

10.45	Fourth Amendment of Research and Commercial Option License Agreement between Sangamo and Dow AgroSciences LLC, dated January 8, 2010 (incorporated by reference to Exhibit 10.45 to the Company’s Annual Report on Form 10-K, filed March 5, 2010).

10.46	Form of Non-Employee Director Restricted Stock Issuance Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q filed on August 5, 2010).

10.47	Fifth Amendment of the Research and Commercial License Option Agreement between Sangamo BioSciences, Inc. and Dow AgroSciences LLC, dated May 14, 2010 (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q filed on November 3, 2010).

10.48†	Sixth Amendment of the Research and Commercial License Option Agreement between Sangamo BioSciences, Inc. and Dow AgroSciences LLC, dated August 27, 2010 (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q filed on November 3, 2010).

10.49††	Seventh Amendment of the Research and Commercial License Option Agreement between Sangamo BioSciences, Inc. and Dow AgroSciences LLC, dated December 3, 2010.

10.50††	Letter Agreement Amendment regarding the Research and Commercial License Option Agreement between Sangamo BioSciences, Inc. and Dow AgroSciences LLC, dated December 3, 2010.

21.1	Subsidiaries of the Company (incorporated by reference to Exhibit 21.1 to the Company’s Annual Report on Form 10-K, filed March 27, 2003).

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of Principal Financial Officer.

32.1	Certification Pursuant to 18 U.S.C. Section 1350.

†	Confidential treatment has been granted for certain information contained in this document pursuant to an order of the Securities and Exchange Commission. Such information has been omitted and filed separately with the Securities and Exchange Commission.
††	Confidential treatment has been requested for certain information contained in this document. Such information has been omitted and filed separately with the Securities and Exchange Commission.
(+)	Indicates management contract or compensatory plan or arrangement.