Form 10-Q
period 2011-03-31
SANGAMO BIOSCIENCES INC
filed 2011-05-06
CIK 1001233

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

As of April 29, 2011, 52,318,608 shares of the issuer’s common stock, par value $0.01 per share, were outstanding.

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

In some cases, you can identify forward-looking statements by terms such as: “anticipates,” “believes,” “continues,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “seeks,” “should” and “will.” These statements reflect our current views with respect to future events and are based on assumptions and subject to risks and uncertainties. Given these risks and uncertainties, you should not place undue reliance on these forward-looking statements. Many of these risks are discussed in greater detail under the headings “Risk Factors” and “Management’s Discussion and Analysis of Financial Results of Operations” in this Form 10-Q. Sangamo undertakes no obligation to publicly release any revisions to forward-looking statements to reflect events or circumstances arising after the date of this report. Readers are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this Quarterly Report on Form 10-Q.

ZFP Therapeutic® is a registered trademark of Sangamo BioSciences, Inc.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

SANGAMO BIOSCIENCES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	March 31, 2011	December 31, 2010
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$6,879	$10,784
Marketable securities	38,875	49,501
Interest receivable	392	337
Accounts receivable	1,470	366
Prepaid expenses	278	326

Total current assets	47,894	61,314
Marketable securities, non-current	3,011	—
Property and equipment, net	1,620	1,673
Other assets	12	12

Total assets	$52,537	$62,999

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued liabilities	$2,508	$5,654
Accrued compensation and employee benefits	866	1,357
Deferred revenues	4	81

Total current liabilities	3,378	7,092

Commitments and contingencies
Stockholders’ equity:
Common stock, $0.01 par value; 80,000,000 shares authorized, 45,589,533 and 45,377,739 shares issued and outstanding at March 31, 2011 and December 31, 2010, respectively	456	454
Additional paid-in capital	275,762	272,954
Accumulated deficit	(227,073)	(217,495)
Accumulated other comprehensive income / (loss)	14	(6)

Total stockholders’ equity	49,159	55,907

Total liabilities and stockholders’ equity	$52,537	$62,999

See accompanying notes.

SANGAMO BIOSCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three months ended March 31,
	2011	2010
Revenues:
Collaboration agreements	$1,487	$6,199
Research grants	713	449

Total revenues	2,200	6,648
Operating expenses:
Research and development	8,262	7,365
General and administrative	3,539	3,286

Total operating expenses	11,801	10,651

Loss from operations	(9,601)	(4,003)
Interest and other income, net	23	25

Net loss	$(9,578)	$(3,978)

Basic and diluted net loss per share	$(0.21)	$(0.09)

Shares used in computing basic and diluted net loss per share	45,461	45,033

See accompanying notes.

SANGAMO BIOSCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three months ended March 31,
	2011	2010
Operating Activities:
Net loss	$(9,578)	$(3,978)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	162	161
Amortization of premium / discount on marketable securities	320	355
Stock-based compensation	1,963	1,911
Changes in operating assets and liabilities:
Interest receivable	(55)	(100)
Accounts receivable	(1,104)	(74)
Prepaid expenses and other assets	48	81
Accounts payable and accrued liabilities	(3,146)	(432)
Accrued compensation and employee benefits	(491)	(598)
Deferred revenues	(77)	(5,286)

Net cash used in operating activities	(11,958)	(7,960)

Investing Activities:
Purchases of investments	(15,122)	(23,026)
Maturities of investments	22,438	22,099
Purchases of property and equipment	(110)	(384)

Net cash provided by / (used in) investing activities	7,206	(1,311)

Financing Activities:
Proceeds from issuance of common stock	847	316

Net cash provided by financing activities	847	316

Net decrease in cash and cash equivalents	(3,905)	(8,955)
Cash and cash equivalents, beginning of period	10,784	21,159

Cash and cash equivalents, end of period	$6,879	$12,204

See accompanying notes.

SANGAMO BIOSCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2011

(Unaudited)

NOTE 1 - BASIS OF PRESENTATION

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Sangamo Biosciences, Inc. (“Sangamo” or the “Company”) have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011. The condensed consolidated balance sheet data at December 31, 2010 were derived from the audited consolidated financial statements included in Sangamo’s Form 10-K for the year ended December 31, 2010, as filed with the SEC. These financial statements should be read in conjunction with the financial statements and footnotes thereto for the year ended December 31, 2010, included in Sangamo’s Form 10-K, as filed with the SEC.

Use of Estimates and Classifications

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. On an ongoing basis, management evaluates its estimates, including critical accounting policies or estimates related to revenue recognition, clinical trial accruals, and stock-based compensation. Estimates are based on historical experience and on various other market specific and other relevant assumptions that the Company believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from those estimates.

Recent Accounting Pronouncement

In October 2009, the Financial Accounting Standards Board (“FASB”) issued updated revenue recognition standards for arrangements with multiple elements. The revised guidance provides for two significant changes to the existing multiple-element arrangements guidance. The first relates to the determination of when the individual deliverables included in a multiple-element arrangement may be treated as separate units of accounting. This change is significant as it will likely result in the requirement to separate more deliverables within an arrangement, ultimately leading to less revenue deferral. The second change modifies the manner in which the transaction consideration is allocated across the separately identifiable deliverables. These changes are likely to result in earlier recognition of revenue for multiple-element arrangements than under previous guidance. These new standards are effective for annual periods ending after June 15, 2010 and are effective for the Company beginning in the first quarter of fiscal 2011. The new standards will likely impact new arrangements or modification of existing arrangements entered into beginning from the first quarter of fiscal 2011. These standards will likely result in less revenue deferral. There were no significant new arrangements or modification of existing arrangements from the effective date through March 31, 2011. Accordingly, the new standards did not have an impact on revenue recognition.

Subsequent Events

The Company has evaluated subsequent events through the time of filing this Quarterly Report on Form 10-Q. Detail of subsequent events can be found in Note 8 to these unaudited consolidated financial statements.

NOTE 2 - INVESTMENTS AND FAIR VALUE MEASUREMENT

Investments

Sangamo classifies its marketable securities as available-for-sale and records its investments at fair value. Available-for-sale securities are carried at estimated fair value based on quoted market prices, with the unrealized holding gains and losses included in accumulated other comprehensive income. Marketable securities which have maturities beyond one year as of the end of the reporting period are classified as non-current.

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

The table below summarizes the Company’s available-for-sale securities (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
March 31, 2011
Cash equivalents:
Money market funds	$6,594	$—	$—	$6,594

Total	6,594	—	—	6,594

Marketable securities:
U.S. government sponsored entity debt securities	28,253	8	—	28,261
U.S. treasury debt securities	7,614	2	—	7,616
Corporate debt securities	6,005	4	—	6,009

Total	41,873	14	—	41,886

Total cash equivalents and marketable securities	$48,467	$14	$—	$48,480

December 31, 2010
Cash equivalents:
Money market funds	$9,390	$—	$—	$9,390

Total	9,390	—	—	9,390

Marketable securities:
U.S. government sponsored entity debt securities	42,141	—	(6)	42,135
U.S. treasury debt securities	4,806	1	—	4,807
Corporate debt securities	2,560	—	(1)	2,559

Total	49,507	1	(7)	49,501

Total cash equivalents and marketable securities	$58,897	$1	$(7)	$58,891

As of March 31, 2011, none of the available-for-sale securities held by the Company had material unrealized losses and there were no realized losses for the three months ended March 31, 2011; therefore, the Company had no other-than-temporary impairments of available-for-sale securities as of March 31, 2011.

The table below summarizes the Company’s available-for-sale marketable securities by contractual maturity (in thousands):

	Amortized Cost	Estimated Fair Value
March 31, 2011

Mature in less than one year	$38,862	$38,875
Mature in one to two years	3,011	3,011

Total	$41,873	$41,886

Fair Value Measurement

The Company measures certain financial assets at fair value on a recurring basis, including cash equivalents and available for sale securities. The fair value of these assets was determined based on a three-tier hierarchy under the authoritative guidance for fair value measurements and disclosures that prioritizes the inputs used in measuring fair value as follows:

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

The fair value measurements of our cash equivalents and available-for-sale marketable securities are identified at the following levels within the fair value hierarchy (in thousands):

	March 31, 2011 Fair Value Measurements
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents:
Money market funds	$6,594	$6,594	$—	$—

Total	6,594	6,594	—	—
Marketable securities:
U.S. government sponsored entity debt securities	28,261	—	28,261	—
U.S. treasury debt securities	7,616	—	7,616	—
Corporate debt securities	6,009	—	6,009	—

Total	41,886	—	—	—

Total cash equivalents and marketable securities	$48,480	$6,594	$41,886	$—

	December 31, 2010 Fair Value Measurements
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents:
Money market funds	$9,390	$9,390	$—	$—

Total	9,390	9,390	—	—
Marketable securities:
U.S. government sponsored entity debt securities	42,135	—	42,135	—
U.S. treasury debt securities	4,807	—	4,807	—
Corporate debt securities	2,559	—	2,559	—

Total	49,501	—	49,501	—

Total cash equivalents and marketable securities	$58,891	$9,390	$49,501	$—

NOTE 3 - BASIC AND DILUTED NET LOSS PER SHARE

Basic net loss per share has been computed by dividing the net loss by the weighted-average number of shares of common stock outstanding during the period. Diluted net loss per share is calculated by dividing net loss by the weighted average number of shares of common stock and potential dilutive securities outstanding during the period.

Because Sangamo is in a net loss position, diluted net loss per share excludes the effects of common stock equivalents consisting of options, which are all anti-dilutive. Had Sangamo been in a net income position, diluted earnings per share would have included the shares used in the computation of basic net loss per share as well as an additional 3,244,604 and 2,680,549 shares for the three months ended March 31, 2011 and 2010, respectively, related to outstanding options.

NOTE 4 - COMPREHENSIVE LOSS

Comprehensive loss is comprised of net loss and other comprehensive income (loss). Other comprehensive income (loss) includes unrealized gains and losses on available-for-sale securities that are excluded from net loss. Comprehensive loss and its components are as follows (in thousands):

	Three months ended March 31,
	2011	2010
Net loss	$(9,578)	$(3,978)
Changes in unrealized gain (loss) on available-for-sale securities	20	(17)

Comprehensive loss	$(9,558)	$(3,995)

NOTE 5 - MAJOR CUSTOMERS, PARTNERSHIPS AND STRATEGIC ALLIANCES

Collaboration Agreements

Agreement with Sigma-Aldrich Corporation in Laboratory Research Reagents, Transgenic Animal and Commercial Protein Production Cell-line Engineering

In July 2007, Sangamo entered into a license agreement with Sigma-Aldrich Corporation (Sigma). Under the license agreement, Sangamo is providing Sigma with access to our proprietary ZFP technology and the exclusive right to use the technology to develop and commercialize research reagents products and services in the research field, excluding certain agricultural research uses that Sangamo previously licensed to Dow AgroSciences LLC. Under the agreement, Sangamo and Sigma agreed to conduct a three-year research program to develop laboratory research reagents using our ZFP technology during which time Sangamo agreed to assist Sigma in connection in its efforts to market and sell services employing our technology in the research field. Sangamo has transferred the ZFP manufacturing technology to Sigma.

In October 2009, Sangamo expanded its license agreement with Sigma. In addition to the original terms of the license agreement, Sangamo provided Sigma with the exclusive rights to develop and distribute ZFP-modified cell lines for commercial production of protein pharmaceuticals and certain ZFP-engineered transgenic animals for commercial applications. Under the terms of the agreement, Sigma made a total upfront payment of $20.0 million. There were two components to the $20.0 million Sangamo received: an equity investment by Sigma in 636,133 shares of Sangamo common stock valued at $4.9 million and a $15.1 million upfront license fee. The upfront license fee was recognized on a straight-line basis from the effective date of the expanded license through July 2010, which represents the period over which Sangamo was obligated to perform research services for Sigma. Sangamo is also eligible to receive commercial license fees of $5.0 million based upon a percentage of net sales and sublicensing revenue and thereafter a royalty of 10.5% of net sales and sublicensing revenue. In addition, upon the achievement of certain cumulative commercial milestones Sigma will make milestone payments to Sangamo up to an aggregate of $25.0 million.

Revenues related to the Sigma agreement were $963,000 and $5.5 million during the three months ended March 31, 2011 and 2010, respectively, including royalty revenues of $963,000 and $220,000, respectively. Related costs and expenses incurred under the Sigma agreement were $142,000 and $491,000 for the three months ended March 31, 2011 and 2010, respectively.

Agreement with Dow AgroSciences in Plant Agriculture

In October 2005, Sangamo entered into an exclusive commercial license with Dow AgroSciences LLC (DAS). Under this agreement, Sangamo is providing DAS with access to our proprietary zinc finger DNA-binding protein (ZFP) technology and the exclusive right to use our ZFP technology to modify the genomes or alter the nucleic acid or protein expression of plant cells, plants, or plant cell cultures. Sangamo has retained rights to use plants or plant-derived products to deliver ZFP TFs or ZFNs into human or animals for diagnostic, therapeutic, or prophylactic purposes. Our agreement with DAS provided for an initial three-year research term. In June 2008, DAS exercised its option under the agreement to obtain a commercial license to sell products incorporating or derived from plant cells generated using our ZFP technology, including agricultural crops, industrial products and plant-derived biopharmaceuticals. Furthermore, DAS has the right to sublicense our ZFP technology to third parties for use in plant cells, plants, or plant cell cultures, and Sangamo will be entitled to 25% of any cash consideration received by DAS under such sublicenses.

Sangamo agreed to supply DAS and its sublicensees with ZFP TFs and/or ZFNs for both research and commercial use over the initial three year period of the agreement and have amended and extended this provision. In December 2010, Sangamo amended the agreement with DAS to extend the period of reagent manufacturing services through December 31, 2011 and research services through December 31, 2012.

Revenues under the agreement were $511,000 and $624,000 during the three months ended March 31, 2011 and 2010, respectively. Related costs and expenses incurred under the agreement were $200,000 and $569,000 during the three months ended March 31, 2011 and 2010, respectively.

Funding from Research Foundations

The Juvenile Diabetes Research Foundation International

In October 2006, Sangamo announced an agreement with the Juvenile Diabetes Research Foundation International (JDRF) to provide financial support to one of our Phase 2 human clinical studies (SB-509-601) of SB-509, a ZFP Therapeutic that is in development for the treatment of diabetic neuropathy. Under the agreement with JDRF and subject to its terms and conditions, including our achievement of certain milestones associated with the Phase 2 clinical trial (SB-509-601) of SB-509 for the treatment of mild to moderate diabetic neuropathy, JDRF was obligated to pay us an aggregate amount of up to $3.0 million which was received in full through December 31, 2009. After the first commercial launch of SB-509 in a major market, JDRF has the right to receive, subject to certain limitations, annual payments from Sangamo, until such time when the total amount paid to JDRF, including payments made on account of certain licensing arrangements, equals three times the amount received by us from JDRF.

In January 2010, JDRF and Sangamo amended the agreement and, subject to its terms and conditions, JDRF will provide additional funding of up to $3.0 million for a Phase 2b trial in diabetic neuropathy (SB-509-901) which is intended to partially fund expenses related to the trial. Under the amended agreement, Sangamo is obligated to use commercially reasonable efforts to carry out the Phase 2b trial and, thereafter, to develop and commercialize a product containing SB-509 for the treatment of diabetes and complications of diabetes. Sangamo is obligated to cover all costs of the Phase 2b trial that are not covered by JDRF’s grant. If Sangamo fails to satisfy these obligations, JDRF may have the right, subject to certain limitations, to obtain an exclusive, sublicensable license, to the intellectual property generated by us in the course of the Phase 2b trial, to make and commercialize products containing SB-509 for the treatment of diabetes and complications of diabetes. If JDRF obtains such a license, it is obligated to pay us a percentage of its revenues from product sales and sublicensing arrangements. If JDRF fails to satisfy its obligations to develop and commercialize a product containing SB-509 under the agreement, then their license rights will terminate and Sangamo will receive a non-exclusive, fully paid license, for any intellectual property developed during JDRF’s use of the license, to research, develop and commercialize products containing SB-509 for the treatment of diabetes and complications of diabetes.

Revenues attributable to activities performed under the JDRF partnership were $0 and $375,000 during the three months ended March 31, 2011 and 2010, respectively.

The Michael J. Fox Foundation for Parkinson’s Research

In January 2007, Sangamo entered into an agreement with the Michael J. Fox Foundation for Parkinson’s Research (MJFF) to provide financial support of Sangamo’s ZFP TFs to activate the expression of glial cell line-derived neurotrophic factor (GDNF) that has shown promise in preclinical testing to slow or stop the progression of Parkinson’s disease. Under the agreement with MJFF, and subject to its terms and conditions, MJFF paid the Company $950,000, the total funds due under the agreement, over a period of two years. In June 2010, Sangamo received a commitment for renewed funding from MJFF to support further studies of ZFP TF activators of GDNF. Subject to the terms and conditions of the agreement, the $895,000 award is being paid over a period of two years and is intended to substantially fund our research efforts related to the agreement. Revenue will be recognized based on expenses incurred by Sangamo in conducting research activities set forth in the agreement.

Revenues attributable to research and development performed under the MJFF agreement were $303,000 and $0 during the three months ended March 31, 2011, and 2010, respectively.

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

Revenues attributable to research and development performed under the CIRM grant agreement were $410,000 and $0 during the three months ended March 31, 2011 and 2010, respectively.

NOTE 6 - INCOME TAXES

The Company maintains deferred tax assets that reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. These deferred tax assets include net operating loss carryforwards, research credits and capitalized research and development. Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain based on the Company’s history of losses. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance. Utilization of operating losses and credits may be subject to substantial annual limitation due to ownership change provisions of the Internal Revenue Code of 1986, as amended, and similar state provisions. The annual limitation may result in the expiration of net operating losses and credits before utilization.

NOTE 7 - STOCK-BASED COMPENSATION

The following table shows total stock-based compensation expenses included in the condensed consolidated statement of operations for the three months ended March 31, 2011 and 2010 (in thousands):

	Three months ended March 31,
	2011	2010
Costs and expenses:
Research and development	$911	$940
General and administrative	1,052	971

Total stock-based compensation expense	$1,963	$1,911

NOTE 8 – SUBSEQUENT EVENT

On April 13, 2011, Sangamo completed an underwritten public offering of its common stock, in which the Company sold an aggregate of 6,700,000 shares of its common stock at a public offering price of $7.70 per share. The net proceeds to Sangamo from the sale of shares in this offering, after deducting underwriting discounts and commissions and other estimated offering expenses, were approximately $50.2 million.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The discussion in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contains trend analysis, estimates and other forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements include, without limitation, statements containing the words “believes,” “anticipates,” “expects,” “continue,” and other words of similar import or the negative of those terms or expressions. Such forward-looking statements are subject to known and unknown risks, uncertainties, estimates and other factors that may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. You should read the following discussion and analysis along with the financial statements and notes attached to those statements included elsewhere in this report and in our annual report on Form 10-K for the year ended December 31, 2010 as filed with the SEC.

Overview

We were incorporated in June 1995. From our inception through March 31, 2011, our activities related primarily to establishing and operating a biotechnology research and development organization and developing relationships with our corporate collaborators. Our scientific and business development endeavors currently focus on the engineering of novel zinc finger DNA-binding proteins (ZFPs) for the regulation and modification of genes. We have incurred net losses since inception and expect to incur losses in the future as we continue our research and development activities. To date, we have funded our operations primarily through the issuance of equity securities, borrowings, payments from research grants and from corporate collaborators and strategic partners.

For the first quarter ended March 31, 2011, we incurred a consolidated net loss of $9.6 million, or $0.21 per share, compared to a net loss of $4.0 million, or $0.09 per share, for the same period in 2010. As of March 31, 2011, we had cash, cash equivalents, marketable securities and interest receivable totaling $49.2 million compared to $60.6 million as of December 31, 2010. As of March 31, 2011, we had an accumulated deficit of $227.1 million.

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

In the development of our ZFP technology platform, we have continued to place more emphasis internally on higher-value ZFP Therapeutic product development and less on our non-therapeutic applications. We believe this shift in emphasis has the potential to increase the return on investment to our stockholders by allocating capital resources to higher value, therapeutic product development activities. At the same time, it may reduce our revenues over the next several years and subject us to higher financial risk by increasing expenses associated with product development. We have filed Investigational New Drug (IND) applications with the U.S. Food and Drug Administration (FDA) and have initiated several Phase 2 clinical trials and a Phase 2b clinical trial of a ZFP Therapeutic in subjects with diabetic neuropathy and one Phase 2 clinical trial in subjects with ALS. We are also conducting Phase 1 clinical trials to evaluate ZFP Therapeutics for the treatment of HIV/AIDS and glioblastoma, a type of brain cancer. Other therapeutic development programs are focused on Parkinson’s disease, monogenic diseases, neuropathic pain and nerve regeneration. Development of novel therapeutic products is costly and is subject to a lengthy and uncertain regulatory process by the FDA. Our future products will be gene-based therapeutics. Adverse events in both our own clinical program and other programs may have a negative impact on regulatory approval, the willingness of potential commercial partners to enter into agreements and the perception of the public.

Research and development expenses consist primarily of salaries and personnel related expenses, including stock-based compensation expenses, laboratory supplies, pre-clinical and clinical studies, manufacturing expenses, allocated facilities expenses, subcontracted research expenses and expenses for trademark registration and technology licenses. Research and development costs incurred in connection with collaborator-funded activities are expensed as incurred. Costs to acquire technologies that are utilized in research and development that have no alternative future use are expensed as incurred. We believe that continued investment in research and development is critical to attaining our strategic objectives. We expect these expenses will increase as we focus on the development of ZFP Therapeutics. Additionally, in order to develop ZFP TFs and ZFNs as commercially viable therapeutics, we expect to expend additional resources for expertise in the manufacturing, regulatory affairs and clinical research aspects of biotherapeutic development.

General and administrative expenses consist primarily of salaries and personnel related expenses for executive, finance and administrative personnel, including stock-based compensation expenses, professional services expenses, allocated facilities expenses, patent prosecution expenses and other general corporate expenses. As we pursue commercial development of our therapeutic leads we expect the business aspects of the Company to become more complex. We may be required in the future to add personnel and incur additional costs related to the maturity of our business.

Critical Accounting Estimates

The accompanying discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements and the related disclosures, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates, assumptions and judgments that affect the reported amounts in our consolidated financial statements and accompanying notes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe that there have been no significant changes in our critical accounting policies and estimates disclosed in our Annual Report on Form 10-K for the year ended December 31, 2010, as filed with the SEC.

Results of Operations

Three months ended March 31, 2011 and 2010

Revenues

	Three months ended March 31,
	(in thousands, except percentage values)
	2011	2010	Change	%
Revenues:
Collaboration agreements	$1,487	$6,199	$(4,712)	(76)%
Research grants	713	449	264	59%

Total revenues	$2,200	$6,648	$(4,448)	67%

Total revenues consist of revenues from collaboration agreements, strategic partnerships and research grants.

Revenues from our corporate collaboration and strategic partnering agreements were $1.5 million for the three months ended March 31, 2011, compared to $6.2 million in the corresponding period in 2010. The decrease in collaboration agreement revenues was primarily due to the completion in July 2010 of the amortization period of revenues related to the commercial license fee received from Sigma under the expanded agreement of October 2009. Research grant revenues were $713,000 for the three months ended March 31, 2011, compared to $449,000 in the corresponding period in 2010. Research grant revenues increased due to revenues from CIRM and MJFF of $410,000 and $303,000, respectively.

Operating Expenses

	Three months ended March 31,
	(in thousands, except percentage values)
	2011	2010	Change	%
Operating Expenses:
Research and development	$8,262	$7,365	$897	12%
General and administrative	3,539	3,286	253	8%

Total expenses	$11,801	$10,651	$1,150	11%

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

Research and development expenses were $8.3 million for the three months ended March 31, 2011, compared to $7.4 million in the corresponding period in 2010. The increase in research and development expenses was primarily due to increased clinical expenses associated with out diabetic neuropathy and HIV/AIDS programs.

General and administrative

General and administrative expenses consist primarily of salaries and personnel related expenses for executive, finance and administrative personnel, including stock-based compensation, professional services expenses, allocated facilities expenses, patent prosecution expenses and other general corporate expenses.

General and administrative expenses were $3.5 million for the three month period ended March 31, 2011 and $3.3 million for the corresponding period in 2010. There were no significant changes in general and administrative expenses over the comparative periods.

Interest and Other Income, net

	Three months ended March 31,
	(in thousands, except percentage values)
	2011	2010	Change	%
Interest and other income, net	$23	$25	$(2)	(8%)

Interest and other income, net, was $23,000 for the three months ended March 31, 2011, compared to $25,000 in the corresponding period in 2010.

Liquidity and Capital Resources

Liquidity

Since inception, we have incurred significant annual net losses and we have funded our operations primarily through the issuance of equity securities, payments from corporate collaborators and strategic partners and research grants.

As of March 31, 2011, we had cash, cash equivalents, marketable securities and interest receivable totaling $49.2 million compared to $60.6 million as of December 31, 2010. The decrease was primarily attributable to capital required to fund our continuing operations, including the advancement of our ZFP Therapeutic programs. Our most significant use of capital pertains to salaries and benefits for our employees and external development expenses, such as manufacturing and clinical trial activity, related to our ZFP Therapeutic programs. Our cash and investment balances are held in a variety of interest bearing instruments, including obligations of U.S. government agencies, U.S. treasury debt securities, corporate debt securities and money market funds. Cash in excess of immediate requirements is invested in accordance with our investment policy with a view toward capital preservation and liquidity.

On April 13, 2011, Sangamo completed an underwritten public offering of its common stock, in which the Company sold an aggregate of 6,700,000 shares of its common stock at a public offering price of $7.70 per share. The net proceeds to Sangamo from the sale of shares in this offering, after deducting underwriting discounts and commissions and other estimated offering expenses, were approximately $50.2 million.

Cash Flow

Net cash used in operating activities for the three months ended March 31, 2011 and 2010 was $12.0 million and $8.0 million, respectively. Net cash used in operating activities for the three months ended March 31, 2011 primarily reflects the net loss for the period as well as a decrease in accounts payable and accrued liabilities, partially offset by stock-based compensation. Net cash used in operating activities for the three months ended March 31, 2010 primarily reflects the net loss for the period as well as a decrease in deferred revenues, primarily associated with our expanded Sigma license agreement, partially offset by stock-based compensation.

Net cash provided by investing activities was $7.2 million for the three months ended March 31, 2011. Net cash used in investing activities was $1.3 million for the three months ended March 31, 2010. Cash flows from investing activities for both periods primarily related to purchases and maturities of investments.

Net cash provided by financing activities for the three months ended March 31, 2011 and 2010 was $847,000 and $316,000, respectively, and primarily related to proceeds from the issuance of common stock upon exercise of stock options.

Operating Capital and Capital Expenditure Requirements

We expect our rate of cash usage to increase in the future, in particular, to support our product development activities. We believe that the available cash resources, proceeds received from our equity financing, funds received from corporate collaborators, strategic partners and research grants will enable us to maintain our currently planned operations through 2012, including support for our continuing research and development of our ZFP Therapeutic product candidates and research programs, clinical trials and business development activities. Future capital requirements will be substantial and if our capital resources are insufficient to meet future capital requirements, we will need to raise additional capital to fund our operations, including ZFP Therapeutic development activities. Additional capital may not be available in terms acceptable to us, or at all. If adequate funds are not available, or if the terms underlying potential funding sources are unfavorable, our business and our ability to develop our technology and our ZFP Therapeutic products would be harmed.

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

Our market risks at March 31, 2011 have not changed materially from those discussed in Item 7A of our Form 10-K for the year ended December 31, 2010 on file with the SEC.

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

We have initiated and completed enrollment of a Phase 1 study and several Phase 2 clinical trials of our lead ZFP Therapeutic, SB-509, for diabetic neuropathy and ALS and the drug has been well tolerated. However, if our lead ZFP Therapeutic fails one of its safety studies, it could reduce our ability to attract new investors and corporate partners. In January 2005, we filed an IND application with the FDA for SB-509, a ZFP TF activator of VEGF-A, for the treatment of mild to moderate diabetic neuropathy. We completed enrollment and treatment of a Phase 1, single blind, single dose, dose-escalation trial to measure the laboratory and clinical safety of SB-509. We have completed enrollment and treatment of repeat-dosing Phase 2 clinical trials (SB-509-601, SB-509-701) and SB-509-703) and have an ongoing Phase 2b trial (SB-509-901). We also have completed a Phase 2 clinical trial (SB-509-801) to evaluate SB-509 for the treatment of ALS. A significant number of the trial subjects have received more than one dose of SB-509 during the course of these Phase 2 studies and all trial subjects undergo long-term follow up examination once the study is complete. In addition, Phase 1 clinical trials of an identical ZFP TF have been carried out in subjects with peripheral artery disease. To date, the drug has been well-tolerated in all of these subjects in clinical trials.

In December 2008, in collaboration with scientists at the University of Pennsylvania, an IND application was filed for a Phase 1 trial of our CCR5 ZFN-based therapeutic, SB-728-T, for treatment of HIV/AIDS. In September 2009, we announced FDA’s review and acceptance of our IND application to initiate an open-label, repeat-dosing Phase 1 clinical trial of SB-728-T (SB-728-T-902). Preliminary data from these studies demonstrated that, to date, treatment of aviremic HIV-infected subjects with SB-728-T was well-tolerated. We also have an on-going Phase 1/2 trial (SB-728-T-1002). These studies are designed primarily to evaluate the safety and tolerability of this ZFP Therapeutic approach. Our clinical studies are a highly visible test of our ZFP Therapeutic approach. Since we have increased our focus on ZFP Therapeutic research and development, investors will increasingly assess the value of our technology based on the continued progress of ZFP Therapeutic products into and through clinical trials. If clinical trials of our lead therapeutic were halted due to safety concerns, this would negatively affect our operations and the value of our stock.

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

In order to regulate or modify a gene in a cell, the ZFP TF or ZFN must be efficiently delivered to the cell. We have licensed certain gene transfer technologies for our ZFP TFs and ZFNs in research. We are evaluating these systems and other technologies that may need to be used in the delivery of ZFP TFs or ZFNs into cells for in vitro and in vivo applications, including ZFP Therapeutics. However, we may not be able to license the gene transfer technologies required to develop and commercialize our ZFP Therapeutics. We have not developed our own gene transfer technologies, and we rely on our ability to enter into license agreements to provide us with rights to the necessary gene transfer technology. Our approach has been to license appropriate technology as required. The inability to obtain a license to use gene transfer technologies with entities which own such technology on reasonable commercial terms, if at all, could delay or prevent the preclinical evaluation, clinical testing, and/or commercialization of our therapeutic product candidates.

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

Any products that we or our collaborators or strategic partners develop by using our ZFP technology platform will enter into highly competitive markets. Even if we are able to generate ZFP Therapeutics that are safe and effective for their intended use, competing technologies may prove to be more effective or less expensive, which, to the extent these competing technologies achieve market acceptance, will limit our revenue opportunities. In some cases, competing technologies have proven to be satisfactorily effective and less expensive, as has been the case with technologies competitive with some of our non-therapeutic applications. Competing technologies may include other methods of regulating gene expression or modifying genes. ZFP TFs and ZFNs have broad application in the life sciences industry and compete with a broad array of new technologies and approaches being applied to genetic research by many companies. Competing proprietary technologies with our product development focus include:

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

We have generated operating losses since we began operations in 1995. The extent of our future losses and the timing of profitability are uncertain, and we expect to incur losses for the foreseeable future. We have been engaged in developing our ZFP TF technology since inception, which has and will continue to require significant research and development expenditures. To date, we have generated our funding from issuance of equity securities, revenues derived from strategic partnering agreements, other collaborations in non-therapeutic applications of our technology, federal government research grants and grants awarded by research foundations and . As of March 31, 2011, we had an accumulated deficit of $227.1 million. From 2005 to date, we have generated an aggregate of approximately $150 million in net proceeds from the sale of our equity securities. We expect to continue to incur additional operating losses for the next several years as we expand and extend our research and development activities into human therapeutic product development. If the time required to generate significant product revenues and achieve profitability is longer than we currently anticipate or if we are unable to generate liquidity through equity financing or other sources of funding, we may be forced to curtail or suspend our operations.

We may be unable to raise additional capital, which would harm our ability to develop our technology and products.

We have incurred significant operating losses and negative operating cash flows since inception and have not achieved profitability. We expect capital outlays and operating expenditures to increase over the next several years as we expand our infrastructure and research and ZFP Therapeutic product development activities. While we believe our financial resources will be adequate to sustain our current operations at least through 2012, we may need to seek additional sources of capital through equity or debt financing. Since the financial crisis in 2008, the credit markets have experienced significant upheaval, while the equity market has exhibited a high degree of volatility. These external factors have contributed to the difficulty of emerging biotechnology companies to raise capital through equity or debt financing. While we have observed improvements in the capital market recently, we cannot be certain that this trend will continue or that we will not experience similar difficulties in accessing the capital market in the future. In addition, as we focus our efforts on proprietary human therapeutics, we will need to seek FDA approval of potential products, a process that could cost in excess of hundreds of millions of dollars per product. We cannot be certain that we will be able to obtain financing on terms acceptable to us, or at all. Our failure to obtain adequate and timely funding will materially adversely affect our business and our ability to develop our technology and ZFP Therapeutic products. Furthermore, any sales of additional equity securities may result in dilutions to our stockholders.

We are at the development phase of operations and may not succeed or become profitable.

We began operations in 1995 and are in the early phases of ZFP Therapeutic product development. We have incurred significant losses and our net losses for the past three years ended 2010, 2009 and 2008 were $24.9 million, $18.6 million and $24.3 million, respectively. To date, our revenues have been generated from strategic partners, other collaborations in non-therapeutic applications of our technology, and federal government and research foundation grants. Since 2005, we have placed significant emphasis on higher-value therapeutic product development and related strategic partnerships. This shift in emphasis has the potential to increase the return on investment to our stockholders by allocating capital resources to higher value, therapeutic product development activities. At the same time, it increases our financial risk by increasing expenses associated with product development. In addition, the preclinical or clinical failure of any single product, such as our Phase 2b clinical trial of SB-509, may have a significant effect on the actual or perceived value of our shares. Our business is subject to all of the risks inherent in the development of a new technology, which included the need to:

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

We are a small company with 83 full-time employees as of March 31, 2011, and our success depends on our continued ability to attract, retain, and motivate highly qualified management and scientific personnel and our ability to develop and maintain important relationships with leading research and academic institutions and scientists. Competition for personnel and academic and other research collaborations is intense. The success of our technology development programs depends on our ability to attract and retain highly trained personnel. We have experienced a rate of employee turnover that we believe is typical of emerging biotechnology companies. If we lose the services of personnel with the necessary skills, it could significantly impede the achievement of our research and development objectives. We are not presently aware of any plans of specific employees to retire or otherwise leave the company. If we fail to negotiate additional acceptable collaborations with academic and other research institutions and scientists, or if our existing collaborations are unsuccessful, our ZFP Therapeutic development programs may be delayed or may not succeed.

Risks Relating to our Common Stock and Corporate Organization

Our stock price has been volatile and may continue to be volatile, which could result in substantial losses for investors.

During the quarter ended March 31, 2011, our common stock price ranged from a low of $6.77 to high of $8.66. During the past two years, our common stock price has fluctuated, ranging from a low of $2.96 to a high of $7.11 during the year ended December 31, 2010, and a low of $2.72 to a high of $9.03 during the year ended December 31, 2009. The market instability caused by the financial crisis of 2008 has contributed to the volatility of our stock price. Volatility in our common stock could cause stockholders to incur substantial losses. An active public market for our common stock may not be sustained, and the market price of our common stock may continue to be highly volatile. The market price of our common stock has fluctuated significantly in response to various factors, some of which are beyond our control, including but not limited to the following:

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

Dated: May 6, 2011

SANGAMO BIOSCIENCES, INC.

/S/ H. WARD WOLFF
H. Ward Wolff
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)