Form 10-Q
period 2011-06-30
SANGAMO BIOSCIENCES INC
filed 2011-08-05
CIK 1001233

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of July 29, 2011, 52,463,770 shares of the issuer’s common stock, par value $0.01 per share, were outstanding.

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SANGAMO BIOSCIENCES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	June 30, 2011	December 31, 2010
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$8,421	$10,784
Marketable securities	83,066	49,501
Interest receivable	509	337
Accounts receivable	1,381	366
Prepaid expenses	653	326

Total current assets	94,030	61,314
Property and equipment, net	1,550	1,673
Other assets	41	12

Total assets	$95,621	$62,999

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued liabilities	$2,649	$5,654
Accrued compensation and employee benefits	1,002	1,357
Deferred revenues	358	81

Total current liabilities	4,009	7,092

Commitments and contingencies
Stockholders’ equity:
Common stock, $0.01 par value; 80,000,000 shares authorized, 52,444,457 and 45,377,739 shares issued and outstanding at June 30, 2011 and December 31, 2010, respectively	524	454
Additional paid-in capital	328,403	272,954
Accumulated deficit	(237,332)	(217,495)
Accumulated other comprehensive income / (loss)	17	(6)

Total stockholders’ equity	91,612	55,907

Total liabilities and stockholders’ equity	$95,621	$62,999

See accompanying notes.

SANGAMO BIOSCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Revenues:
Collaboration agreements	$608	$6,210	$2,095	$12,409
Research grants	906	315	1,619	764

Total revenues	1,514	6,525	3,714	13,173
Operating expenses:
Research and development	8,119	7,147	16,381	14,512
General and administrative	3,676	3,257	7,215	6,543

Total operating expenses	11,795	10,404	23,596	21,055

Loss from operations	(10,281)	(3,879)	(19,882)	(7.882)
Interest and other income, net	22	19	45	44

Net loss	$(10,259)	$(3,860)	$(19,837)	$(7,838)

Basic and diluted net loss per share	$(0.20)	$(0.09)	$(0.41)	$(0.17)

Shares used in computing basic and diluted net loss per share	51,500	45,157	48,514	45,096

See accompanying notes.

SANGAMO BIOSCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six months ended June 30,
	2011	2010
Operating Activities:
Net loss	$(19,837)	$(7,838)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	319	331
Amortization of premium / discount on marketable securities	786	647
Stock-based compensation	3,929	3,847
Changes in operating assets and liabilities:
Interest receivable	(172)	55
Accounts receivable	(1,015)	(193)
Prepaid expenses and other assets	(356)	(274)
Accounts payable and accrued liabilities	(3,005)	(829)
Accrued compensation and employee benefits	(355)	(420)
Deferred revenues	277	(10,771)

Net cash used in operating activities	(19,429)	(15,445)

Investing Activities:
Purchases of investments	(78,884)	(53,976)
Maturities of investments	44,556	60,905
Purchases of property and equipment	(196)	(535)

Net cash provided by / (used in) investing activities	(34,524)	6,394

Financing Activities:
Proceeds from issuance of common stock	51,590	681

Net cash provided by financing activities	51,590	681

Net decrease in cash and cash equivalents	(2,363)	(8,370)
Cash and cash equivalents, beginning of period	10,784	21,159

Cash and cash equivalents, end of period	$8,421	$12,789

See accompanying notes.

SANGAMO BIOSCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2011

(Unaudited)

NOTE 1 - BASIS OF PRESENTATION

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Sangamo Biosciences, Inc. (“Sangamo” or the “Company”) have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months and six months ended June 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011. The condensed consolidated balance sheet data at December 31, 2010 were derived from the audited consolidated financial statements included in Sangamo’s Form 10-K for the year ended December 31, 2010, as filed with the SEC. These financial statements should be read in conjunction with the financial statements and footnotes thereto for the year ended December 31, 2010, included in Sangamo’s Form 10-K, as filed with the SEC.

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

Recent Accounting Pronouncement

In October 2009, the Financial Accounting Standards Board (“FASB”) issued updated revenue recognition standards for arrangements with multiple elements. The revised guidance provides for two significant changes to the existing multiple-element arrangements guidance. The first relates to the determination of when the individual deliverables included in a multiple-element arrangement may be treated as separate units of accounting. This change is significant as it will likely result in the requirement to separate more deliverables within an arrangement, ultimately leading to less revenue deferral. The second change modifies the manner in which the transaction consideration is allocated across the separately identifiable deliverables. These changes are likely to result in earlier recognition of revenue for multiple-element arrangements than under previous guidance. These new standards are effective for annual periods ending after June 15, 2010 and were effective for the Company beginning in the first quarter of fiscal 2011. The new standards will likely impact new arrangements or modification of existing arrangements entered into beginning from the first quarter of fiscal 2011. These standards will likely result in less revenue deferral. There were no significant new arrangements or modification of existing arrangements from the effective date through June 30, 2011. Accordingly, the new standards did not have any material impact on revenue recognition.

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

The table below summarizes the Company’s available-for-sale securities (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
June 30, 2011
Cash equivalents:
Money market funds	$8,159	$—	$—	$8,159

Total	8,159	—	—	8,159

Marketable securities:
U.S. government sponsored entity debt securities	24,474	3	—	24,477
U.S. treasury debt securities	7,617	5	—	7,622
Corporate debt securities	50,958	9	—	50,967

Total	83,049	17	—	83,066

Total cash equivalents and marketable securities	$91,208	$17	$—	$91,225

December 31, 2010
Cash equivalents:
Money market funds	$9,390	$—	$—	$9,390

Total	9,390	—	—	9,390

Marketable securities:
U.S. government sponsored entity debt securities	42,141	—	(6)	42,135
U.S. treasury debt securities	4,806	1	—	4,807
Corporate debt securities	2,560	—	(1)	2,559

Total	49,507	1	(7)	49,501

Total cash equivalents and marketable securities	$58,897	$1	$(7)	$58,891

As of June 30, 2011, none of the available-for-sale securities held by the Company had material unrealized losses and there were no realized losses for the three and six months ended June 30, 2011; therefore, the Company had no other-than-temporary impairments of available-for-sale securities as of June 30, 2011.

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

Level 2: Quoted prices in markets that are not active or inputs which are observable, either directly or indirectly, for substantially the full term of the asset or liability;

Level 3: Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (i.e., supported by little or no market activity).

The fair value measurements of our cash equivalents and available-for-sale marketable securities are identified at the following levels within the fair value hierarchy (in thousands):

	June 30, 2011 Fair Value Measurements
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents:
Money market funds	$8,159	$8,159	$—	$—

Total	8,159	8,159	—	—
Marketable securities:
U.S. government sponsored entity debt securities	24,477	—	24,477	—
U.S. treasury debt securities	7,622	—	7,622	—
Corporate debt securities	50,967	—	50,967	—

Total	83,066	—	83,066	—

Total cash equivalents and marketable securities	$91,225	$8,159	$83,066	$—

	December 31, 2010 Fair Value Measurements
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents:
Money market funds	$9,390	$9,390	$—	$—

Total	9,390	9,390	—	—
Marketable securities:
U.S. government sponsored entity debt securities	42,135	—	42,135	—
U.S. treasury debt securities	4,807	—	4,807	—
Corporate debt securities	2,559	—	2,559	—

Total	49,501	—	49,501	—

Total cash equivalents and marketable securities	$58,891	$9,390	$49,501	$—

NOTE 3 - BASIC AND DILUTED NET LOSS PER SHARE

Basic net loss per share has been computed by dividing the net loss by the weighted-average number of shares of common stock outstanding during the period. Diluted net loss per share is calculated by dividing net loss by the weighted average number of shares of common stock and potential dilutive securities outstanding during the period.

Because Sangamo is in a net loss position, diluted net loss per share excludes the effects of common stock equivalents consisting of options, which are all anti-dilutive. Had Sangamo been in a net income position, diluted earnings per share would have included the shares used in the computation of basic net loss per share as well as an additional 2,517,970 and 1,849,267 shares for the six months ended June 30, 2011 and 2010, respectively, related to outstanding options.

NOTE 4 - COMPREHENSIVE LOSS

Comprehensive loss is comprised of net loss and other comprehensive income (loss). Other comprehensive income (loss) includes unrealized gains and losses on available-for-sale securities that are excluded from net loss. Comprehensive loss and its components are as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Net loss	$(10,259)	$(3,860)	$(19,837)	$(7,838)
Changes in unrealized gain (loss) on securities available-for-sale	3	13	23	(4)

Comprehensive loss	$(10,256)	$(3,847)	$(19,814)	$(7,842)

NOTE 5 - MAJOR CUSTOMERS, PARTNERSHIPS AND STRATEGIC ALLIANCES

Collaboration Agreements

Agreement with Sigma-Aldrich Corporation in Laboratory Research Reagents, Transgenic Animal and Commercial Protein Production Cell-line Engineering

In July 2007, Sangamo entered into a license agreement with Sigma-Aldrich Corporation (Sigma). Under the license agreement, Sangamo is providing Sigma with access to our proprietary zinc finger DNA-binding protein (ZFP) technology and the exclusive right to use the technology to develop and commercialize research reagents products and services in the research field, excluding certain agricultural research uses that Sangamo previously licensed to Dow AgroSciences LLC. Under the agreement, Sangamo and Sigma agreed to conduct a three-year research program to develop laboratory research reagents using our ZFP technology during which time Sangamo agreed to assist Sigma in connection with its efforts to market and sell services employing our technology in the research field. Sangamo has transferred the ZFP manufacturing technology to Sigma.

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

Revenues under the Sigma agreement were $139,000 and $5.5 million during the three months ended June 30, 2011 and 2010, respectively, and $1.1 million and $11.0 million during the six months ended June 30, 2011 and 2010, respectively. Royalty revenues under the Sigma agreement were $139,000 and $131,000 during the three months ended June 30, 2011 and 2010, respectively, and $431,000 and $351,000 during the six months ended June 30, 2011 and 2010, respectively. Related costs and expenses incurred under the Sigma agreement were $196,000 and $415,000 for the three months ended June 30, 2011 and 2010, respectively, and $338,000 and $906,000 during the six months ended June 30, 2011 and 2010, respectively.

Agreement with Dow AgroSciences in Plant Agriculture

In October 2005, Sangamo entered into an exclusive commercial license with Dow AgroSciences LLC (DAS). Under this agreement, Sangamo is providing DAS with access to our proprietary ZFP technology and the exclusive right to use our ZFP technology to modify the genomes or alter the nucleic acid or protein expression of plant cells, plants, or plant cell cultures. Sangamo has retained rights to use plants or plant-derived products to deliver ZFP transcription factors (ZFP TFs) or ZFP nucleases (ZFNs) into human or animals for diagnostic, therapeutic, or prophylactic purposes. Our agreement with DAS provided for an initial three-year research term. In June 2008, DAS exercised its option under the agreement to obtain a commercial license to sell products incorporating or derived from plant cells generated using our ZFP technology, including agricultural crops, industrial products and plant-derived biopharmaceuticals. Furthermore, DAS has the right to sublicense our ZFP technology to third parties for use in plant cells, plants, or plant cell cultures, and Sangamo will be entitled to 25% of any cash consideration received by DAS under such sublicenses.

Sangamo agreed to supply DAS and its sublicensees with ZFP TFs and/or ZFNs for both research and commercial use over the initial three year period of the agreement and have amended and extended this provision. In December 2010, Sangamo amended the agreement with DAS to extend the period of reagent manufacturing services through December 31, 2011 and research services through December 31, 2012.

Revenues under the DAS agreement were $457,000 and $624,000 during the three months ended June 30, 2011 and 2010, respectively, and $968,000 and $1.2 million during the six months ended June 30, 2011 and 2010, respectively. Related costs and expenses incurred under the agreement were $477,000 and $569,000 during the three months ended June 30, 2011 and 2010, respectively, and $677,000 and $1.1 million during six months ended June 30, 2011 and 2010, respectively.

Funding from Research Foundations

The Juvenile Diabetes Research Foundation International

In October 2006, Sangamo announced an agreement with the Juvenile Diabetes Research Foundation International (JDRF) to provide financial support to one of our Phase 2 human clinical studies (SB-509-601) of SB-509, a ZFP Therapeutic® that is in development for the treatment of diabetic neuropathy. Under the agreement with JDRF and subject to its terms and conditions, including our achievement of certain milestones associated with the Phase 2 clinical trial (SB-509-601) of SB-509 for the treatment of mild to moderate diabetic neuropathy, JDRF was obligated to pay us an aggregate amount of up to $3.0 million which was received in full through December 31, 2009. After the first commercial launch of SB-509 in a major market, JDRF has the right to receive, subject to certain limitations, annual payments from Sangamo, until such time when the total amount paid to JDRF, including payments made on account of certain licensing arrangements, equals three times the amount received by us from JDRF.

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

Revenues attributable to activities performed under the JDRF partnership were $0 and $125,000 during the three months ended June 30, 2011 and 2010, respectively, and $0 and $500,000 during the six months ended June 30, 2011 and 2010, respectively.

The Michael J. Fox Foundation for Parkinson’s Research

In January 2007, Sangamo entered into an agreement with the Michael J. Fox Foundation for Parkinson’s Research (MJFF) to provide financial support of a program to develop Sangamo’s ZFP TFs to activate the expression of glial cell line-derived neurotrophic factor (GDNF) that has shown promise in preclinical testing to slow or stop the progression of Parkinson’s disease. Under the agreement with MJFF, and subject to its terms and conditions, MJFF paid the Company $950,000, the total funds due under the agreement, over a period of two years. In June 2010, Sangamo received a commitment for renewed funding from MJFF to support further studies of ZFP TF activators of GDNF. Subject to the terms and conditions of the agreement, the $895,000 award is being paid over a period of two years and is intended to substantially fund our research efforts related to the agreement. Revenue will be recognized based on expenses incurred by Sangamo in conducting research activities set forth in the agreement.

Revenues attributable to research and development performed under the MJFF agreement were $107,000 and $23,000 during the three months ended June 30, 2011 and 2010, respectively, and $410,000 and $23,000 during the six months ended June 30, 2011 and 2010, respectively.

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

Revenues attributable to research and development performed under the CIRM grant agreement were $350,000 and $167,000 during the three months ended June 30, 2011 and 2010, respectively, and $761,000 and $167,000 during the six months ended June 30, 2011 and 2010, respectively.

CHDI Foundation, Inc.

In April 2011, Sangamo entered into an agreement with CHDI Foundation, Inc. (CHDI) to develop a novel therapeutic for Huntington’s disease based on Sangamo’s proprietary ZFP technology. The ZFP therapeutic approach will target the huntingtin gene that causes Huntington’s disease, an inherited neurodegenerative disease for which there are currently no therapies available to slow the disease progression. Under the agreement with CHDI, and subject to its terms and conditions, CHDI will pay the Company $1.3 million, the total funds due under the agreement, over a period of one year.

Revenues attributable to research and development performed under the CHDI collaboration agreement were $375,000 for both the three and six month periods ended June 30, 2011. There were no revenues under the agreement during 2010.

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

NOTE 7 - STOCK-BASED COMPENSATION

The following table shows total stock-based compensation expenses included in the condensed consolidated statement of operations for the three month and six months ended June 30, 2011 and 2010 (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Costs and expenses:
Research and development	$900	$918	$1,811	$1,858
General and administrative	1,066	1,018	2,118	1,989

Total stock-based compensation expense	$1,966	$1,936	$3,929	$3,847

NOTE 8 - STOCKHOLDERS’ EQUITY

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

Overview

We were incorporated in June 1995. From our inception through June 30, 2011, our activities related primarily to establishing and operating a biotechnology research and development organization and developing relationships with our corporate collaborators. Our scientific and business development endeavors currently focus on the engineering of novel zinc finger DNA-binding proteins (ZFPs) for the regulation and modification of genes. We have incurred net losses since inception and expect to incur losses in the future as we continue our research and development activities. To date, we have funded our operations primarily through the issuance of equity securities, borrowings, payments from research grants and from corporate collaborators and strategic partners.

For the second quarter ended June 30, 2011, we incurred a consolidated net loss of $10.3 million, or $0.20 per share, compared to a net loss of $3.9 million, or $0.09 per share, for the same period in 2010. As of June 30, 2011, we had cash, cash equivalents, marketable securities and interest receivable totaling $92.0 million, compared to $60.6 million as of December 31, 2010. As of June 30, 2011, we had an accumulated deficit of $237.3 million.

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

In the development of our ZFP technology platform, we have continued to place more emphasis internally on higher-value ZFP Therapeutic product development and less on our non-therapeutic applications. We believe this emphasis has the potential to increase the return on investment to our stockholders by allocating capital resources to higher value, therapeutic product development activities. At the same time, it may reduce our revenues over the next several years and subject us to higher financial risk by increasing expenses associated with product development. We have filed Investigational New Drug (IND) applications with the U.S. Food and Drug Administration (FDA) and have initiated several Phase 2 clinical trials and a Phase 2b clinical trial of a ZFP Therapeutic in subjects with diabetic neuropathy and one Phase 2 clinical trial in subjects with Amyotrophic lateral sclerosis (ALS). We also have a Phase 1 / 2 clinical trial and two ongoing Phase 1 clinical trials to evaluate safety and clinical effect of a treatment for HIV/AIDS as well as a Phase 1 trial of a treatment of glioblastoma, a type of brain cancer. Other therapeutic development programs are focused on Parkinson’s disease, monogenic diseases, neuropathic pain and nerve regeneration. Development of novel therapeutic products is costly and is subject to a lengthy and uncertain regulatory process by the FDA. Our future products will be gene-based therapeutics. Adverse events in both our own clinical program and other programs may have a negative impact on regulatory approval, the willingness of potential commercial partners to enter into agreements and the perception of the public on genetic therapeutics.

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

Results of Operations

Three months and six months ended June 30, 2011 and 2010

Revenues

	Three months ended June 30,				Six months ended June 30,
	(in thousands, except percentage values)				(in thousands, except percentage values)
	2011	2010	Change	%	2011	2010	Change	%
Revenues:
Collaboration agreements	$608	$6,210	$(5,602)	(90%)	$2,095	$12,409	$(10,314)	(83%)
Research grants	906	315	591	180%	1,619	764	855	112%

Total revenues	$1,514	$6,525	$(5,011)	(77%)	$3,714	$13,173	$9,459	(72%)

Total revenues consist of revenues from collaboration agreements, strategic partnerships and research grants.

Revenues from our corporate collaboration and strategic partnering agreements were $608,000 for the three months ended June 30, 2011, compared to $6.2 million in the corresponding period in 2010. The decrease in collaboration agreement revenues was primarily due to the completion in July 2010 of the amortization period of revenues related to the commercial license fee received from Sigma under the expanded agreement of October 2009. Research grant revenues were $906,000 for the three months ended June 30, 2011, compared to $315,000 in the corresponding period in 2010. Research grant revenues increased due to revenues from CHDI of $375,000 and increased revenues from CIRM and MJFF of $184,000 and $84,000, respectively.

Revenues from our corporate collaboration and strategic partnering agreements were $2.1 million for the six months ended June 30, 2011, compared to $12.4 million in the corresponding period in 2010. The decrease in collaboration agreement revenues was primarily attributable to decreased revenues of $10.0 million in connection with our license agreement with Sigma, which was expanded in October 2009, and by decreased revenues of $281,000 in connection with our license agreement with DAS primarily due to decreased research and manufacturing services provided. Research grant revenues were $1.6 million for the six months ended June 30, 2011, compared to $764,000 in the corresponding period in 2010. The increase in research grant revenues was primarily due to revenues of $375,000 from CHDI and increased revenues from CIRM and MJFF of $594,000 and $387,000, respectively. This was partially offset by decreased revenues from JDRF of $500,000.

Operating Expenses

	Three months ended June 30,				Six months ended June 30,
	(in thousands, except percentage values)				(in thousands, except percentage values)
	2011	2010	Change	%	2011	2010	Change	%
Operating expenses:
Research and development	$8,119	$7,147	$972	14%	$16,381	$14,512	$1,869	13%
General and administrative	3,676	3,257	419	13%	7,215	6,543	672	10%

Total expenses	$11,795	$10,404	$1,391	13%	$23,596	$21,055	$2,541	12%

Research and development

Research and development expenses consist primarily of salaries and personnel related expenses, including stock-based compensation, laboratory supplies, pre-clinical and clinical studies, manufacturing expenses, allocated facilities expenses, subcontracted research expenses and expenses for trademark registration and technology licenses. We expect to continue to devote substantial resources to research and development in the future and expect research and development expenses to increase in the next several years if we are successful in continuing to advance our ZFP Therapeutic product candidates into clinical trials. To the extent we collaborate with others with respect to clinical trials, increases in research and development expenses may be reduced or avoided.

Research and development expenses were $8.1 million for the three months ended June 30, 2011, compared to $7.1 million in the corresponding period in 2010. The increase in research and development expenses was primarily due to increased clinical expenses associated with our diabetic neuropathy and HIV/AIDS programs.

Research and development expenses were $16.4 million for the six months ended June 30, 2011, compared to $14.5 million in the corresponding period in 2010. The increase in research and development expenses was primarily due to increased clinical expenses associated with our diabetic neuropathy and HIV/AIDS programs.

General and administrative

General and administrative expenses consist primarily of salaries and personnel related expenses for executive, finance and administrative personnel, including stock-based compensation, professional services expenses, allocated facilities expenses, patent prosecution expenses and other general corporate expenses.

General and administrative expenses were $3.7 million for the three months ended June, 2011 and $3.3 million for the corresponding period in 2010. The increase was primarily attributable to increased professional services related expenses of $244,000 and increased patent prosecution expenses of $119,000.

General and administrative expenses were $7.2 million for the six months ended June 30, 2011, compared to $6.5 million in the corresponding period in 2010. The increase was primarily attributable to increased professional services related expenses of $404,000 and increased personnel related expenses of $349,000, including stock-based compensation.

Interest Income, net

	Three months ended June 30,				Six months ended June 30,
	(in thousands, except percentage values)				(in thousands, except percentage values)
	2011	2010	Change	%	2011	2010	Change	%
Interest income, net	$22	$19	$3	16%	$45	$44	$1	2%

Interest income, net, was $22,000 for the three months ended June 30, 2011, compared to $19,000 in the corresponding period in 2010 and $45,000 for the six months ended June 30, 2011, compared to $44,000 in the corresponding period in 2010

Liquidity and Capital Resources

Liquidity

Since inception, we have incurred significant annual net losses and we have funded our operations primarily through the issuance of equity securities, payments from corporate collaborators and strategic partners and research grants.

As of June 30, 2011, we had cash, cash equivalents, marketable securities and interest receivable totaling $92.0 million compared to $60.6 million as of December 31, 2010. The increase was primarily attributable to the completion of an underwritten public offering of the Company’s common stock in April 2011, in which 6,700,000 shares of Sangamo common stock were sold at a public offering price of $7.70 per share. The net proceeds to the Company from the sale of shares in this offering, after deducting underwriting discounts and commissions and other estimated offering expenses, were approximately $50.2 million. This was partially offset by the use of capital required to fund our continuing operations, including the advancement of our ZFP Therapeutic programs. Our most significant use of capital pertains to salaries and benefits for our employees and external development expenses, such as manufacturing and clinical trial activity, related to our ZFP Therapeutic programs. Our cash and investment balances are held in a variety of interest bearing instruments, including obligations of U.S. government agencies, U.S. treasury debt securities, corporate debt securities and money market funds. Cash in excess of immediate requirements is invested in accordance with our investment policy with a view toward capital preservation and liquidity.

Cash Flow

Net cash used in operating activities for the six months ended June 30, 2011 and 2010 was $19.4 million and $15.4 million, respectively. Net cash used in operating activities for the six months ended June 30, 2011 primarily reflects the net loss for the period, a decrease in accounts payable and accrued liabilities and an increase in accounts receivable, partially offset by stock-based compensation. Net cash used in operating activities for the six months ended June 30, 2010 primarily reflects the net loss for the period, a decrease in deferred revenues, primarily associated with our expanded Sigma license agreement, and a decrease in accounts payable and accrued liabilities, partially offset by stock-based compensation.

Net cash used by investing activities was $34.5 million for the six months ended June 30, 2011. Net cash provided in investing activities was $6.4 million for the six months ended June 30, 2010. Cash flows from investing activities for both periods primarily related to purchases and maturities of investments.

Net cash provided by financing activities for the six months ended June 30, 2011 and 2010 was $51.6 million and $681,000, respectively. The increase for the six month period ended June 30, 2011 was primarily attributable to the public offering of the Company’s common stock noted above. The increase for the six months period ended June 30, 2010 was primarily related to proceeds from the issuance of common stock upon exercise of stock options.

Operating Capital and Capital Expenditure Requirements

We expect our rate of cash usage to increase in the future, in particular, to support our product development activities. We believe that the available cash resources, proceeds received from our equity financing, funds received from corporate collaborators, strategic partners and research grants will enable us to maintain our currently planned operations at least through 2012, including support for our continuing research and development of our ZFP Therapeutic product candidates and research programs, clinical trials and business development activities. Future capital requirements will be substantial and if our capital resources are insufficient to meet future capital requirements, we will need to raise additional capital to fund our operations, including ZFP Therapeutic development activities. Additional capital may not be available in terms acceptable to us, or at all. If adequate funds are not available, or if the terms underlying potential funding sources are unfavorable, our business and our ability to develop our technology and our ZFP Therapeutic products would be harmed.

Our future capital requirements will depend on many forward looking factors and are not limited to the following:

•	the initiation, progress, timing and completion of clinical trials for our product candidates and potential product candidates;

•	the outcome, timing and cost of regulatory approvals;

•	delays that may be caused by changing regulatory requirements;

•	the number of product candidates that we pursue;

•	the costs involved in filing and prosecuting patent applications and enforcing and defending patent claims;

•	the timing and terms of future in-licensing and out-licensing transactions;

•	the cost and timing of establishing sales, marketing, manufacturing and distribution capabilities;

•	the cost of procuring clinical and commercial supplies of our product candidates;

•	the extent to which we acquire or invest in businesses, products or technologies;

•	the ability to access the capital market; and

•	the costs of litigation.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. We do not have any foreign currency or other derivative financial instruments.

Our market risks at June 30, 2011 have not changed materially from those discussed in Item 7A of our Form 10-K for the year ended December 31, 2010 on file with the SEC.

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

In December 2008, in collaboration with scientists at the University of Pennsylvania, an IND application was filed for a Phase 1 trial of our CCR5 ZFN-based therapeutic, SB-728-T, for treatment of HIV/AIDS. In September 2009, we announced FDA’s review and acceptance of our IND application to initiate an open-label, repeat-dosing Phase 1 clinical trial of SB-728-T (SB-728-T-902). Preliminary data from these studies demonstrated that, to date, treatment of aviremic HIV-infected subjects with SB-728-T has been well-tolerated. We also have an on-going Phase 1/2 trial (SB-728-T-1002).

All of these studies are designed primarily to evaluate the safety and tolerability of this ZFP Therapeutic approach. Our clinical studies are a highly visible test of our ZFP Therapeutic approach. Since we have increased our focus on ZFP Therapeutic research and development, investors increasingly assess the value of our technology based on the continued progress of ZFP Therapeutic products into and through clinical trials. If clinical trials of our lead therapeutic were halted due to safety concerns, this would negatively affect our operations and the value of our stock.

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

Our technology involves a relatively new approach to gene regulation and gene modification. Although we have generated ZFPs for thousands of gene sequences, we have not created ZFPs for all gene sequences and may not be able do so, which could limit the usefulness of our technology. In addition, while we have demonstrated the function of engineered ZFP TFs and ZFNs in mammalian cells, yeast, insects, plants, and animals, we have not yet definitively done so in humans, and the failure to do so could restrict our ability to develop commercially viable products. If we, and our collaborators or strategic partners, are unable to extend our results to new commercially important genes, experimental animal models, and human clinical studies, we may be unable to use our technology in all its intended applications. Also, delivery of ZFP TFs and ZFNs into cells and organisms, including humans, in these and other environments is limited by a number of technical hurdles, which we may be unable to surmount. This is a particular challenge for therapeutic applications of our technology that will require the use of gene transfer systems that may not be effective for the delivery of our ZFP TFs or ZFNs in a particular therapeutic application.

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

Our proprietary research programs consist of research which is funded solely by us or by grant funding and in which we retain exclusive rights to therapeutic products generated by such research. This is in contrast to certain of our research programs that may be funded by corporate partners and in which we may share rights to any resulting products. We have conducted proprietary research since inception. However, in the past several years, our strategy has shifted toward placing greater emphasis on proprietary research and therapeutic development and we expect this trend will continue in 2011 as we continue to prosecute our Phase 1, 1/2 and Phase 2b clinical trials and bring new ZFP Therapeutics into clinical trials. Conducting proprietary research programs may not generate corresponding revenue and may create conflicts with our collaborators or strategic partners over rights to our intellectual property with respect to our proprietary research activities. Any conflict with our collaborators or strategic partners could reduce our ability to enter into future collaborations or partnering agreements and negatively impact our relationship with existing collaborators and partners which could reduce our revenue and delay or terminate our product development. The implementation of this strategy will involve substantially greater business risks, the expenditure of significantly greater funds than our historic research activities and will require substantial commitments of time from our management and staff.

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

Any products that we or our collaborators or strategic partners develop by using our ZFP technology platform will enter into highly competitive markets. Even if we are able to generate ZFP Therapeutics that are safe and effective for their intended use, competing technologies may prove to be more effective or less expensive, which, to the extent these competing technologies achieve market acceptance, will limit our revenue opportunities. In some cases, competing technologies have proven to be effective and less expensive. Competing technologies may include other methods of regulating gene expression or modifying genes. ZFP TFs and ZFNs have broad application in the life sciences industry and compete with a broad array of new technologies and approaches being applied to genetic research by many companies. Competing proprietary technologies with our product development focus include:

•	For ZFP Therapeutics:

•	small molecule drugs;

•	monoclonal antibodies;

•	recombinant proteins;

•	gene therapy/cDNAs;

•	antisense;

•	siRNA and microRNA approaches;

•	meganucleases; and

•	TALE (transcription activator-like effector) technology.

•	For our Non-Therapeutic Applications:

•	For protein production: gene amplification, meganucleases, TALE technology, insulator technology, mini-chromosomes;

•	For target validation: antisense, siRNA, TALE Technology;

•	For plant agriculture: recombination approaches, mutagenesis approaches, meganucleases, TALE technology, mini-chromosomes; and

•	For transgenic animals: somatic nuclear transfer, embryonic stem cell, TALE and transposase technologies.

In addition to possessing competing technologies, our competitors include pharmaceutical and biotechnology companies with:

•	substantially greater capital resources than ours;

•	larger research and development staffs and facilities than ours; and

•	greater experience in product development and in obtaining regulatory approvals and patent protection.

These organizations also compete with us to:

•	attract qualified personnel;

•	attract parties for acquisitions, joint ventures or other collaborations; and

•	license the proprietary technologies of academic and research institutions that are competitive with our technology, which may preclude us from pursuing similar opportunities.

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

We have generated operating losses since we began operations in 1995. The extent of our future losses and the timing of profitability are uncertain, and we expect to incur losses for the foreseeable future. We have been engaged in developing our ZFP TF technology since inception, which has and will continue to require significant research and development expenditures. To date, we have generated our funding from issuance of equity securities, revenues derived from strategic partnering agreements, other collaborations in non-therapeutic applications of our technology, federal government research grants and grants awarded by research foundations. As of June 30, 2011, we had an accumulated deficit of $237.3 million. From 2005 to date, we have generated an aggregate of approximately $150.0 million in net proceeds from the sale of our equity securities. We expect to continue to incur additional operating losses for the next several years as we continue to expand and extend our research and development activities into human therapeutic product development. If the time required to generate significant product revenues and achieve profitability is longer than we currently anticipate or if we are unable to generate liquidity through equity financing or other sources of funding, we may be forced to curtail or suspend our operations.

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

We began operations in 1995 and are in the early phases of ZFP Therapeutic product development. We have incurred significant losses and our net losses for the three years ended December 31, 2010, 2009 and 2008 were $24.9 million, $18.6 million and $24.3 million, respectively. To date, our revenues have been generated from strategic partners, other collaborations in non-therapeutic applications of our technology, and federal government and research foundation grants. Since 2005, we have placed significant emphasis on higher-value therapeutic product development and related strategic partnerships. This shift in emphasis has the potential to increase the return on investment to our stockholders by allocating capital resources to higher value, therapeutic product development activities. At the same time, it increases our financial risk by increasing expenses associated with product development. In addition, the preclinical or clinical failure of any single product, such as our Phase 2b clinical trial of SB-509, may have a significant effect on the actual or perceived value of our shares. Our business is subject to all of the risks inherent in the development of a new technology, which included the need to:

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

We are a small company with 82 full-time employees as of June 30, 2011, and our success depends on our continued ability to attract, retain, and motivate highly qualified management and scientific personnel and our ability to develop and maintain important relationships with leading research and academic institutions and scientists. Competition for personnel and academic and other research collaborations is intense. The success of our technology development programs depends on our ability to attract and retain highly trained personnel. We have experienced a rate of employee turnover that we believe is typical of emerging biotechnology companies. If we lose the services of personnel with the necessary skills, it could significantly impede the achievement of our research and development objectives. We are not presently aware of any plans of specific employees to retire or otherwise leave the company. If we fail to negotiate additional acceptable collaborations with academic and other research institutions and scientists, or if our existing collaborations are unsuccessful, our ZFP Therapeutic development programs may be delayed or may not succeed.

Risks Relating to our Common Stock and Corporate Organization

Our stock price has been volatile and may continue to be volatile, which could result in substantial losses for investors.

During the quarter ended June 30, 2011, our common stock price ranged from a low of $5.59 to high of $8.36. During the past two years our common stock price has fluctuated, ranging from a low of $2.96 to a high of $7.11 during the year ended December 31, 2010, and a low of $2.72 to a high of $9.03 during the year ended December 31, 2009. The market instability caused by the financial crisis of 2008 has contributed to the volatility of our stock price. Volatility in our common stock could cause stockholders to incur substantial losses. An active public market for our common stock may not be sustained, and the market price of our common stock may continue to be highly volatile. The market price of our common stock has fluctuated significantly in response to various factors, some of which are beyond our control, including but not limited to the following:

•	announcements by us or future partners providing updates on the progress or development status of ZFP Therapeutics;

•	data from clinical trials;

•	changes in market valuations of similar companies;

•	overall market and economic conditions;

•	deviations in our results of operations from the guidance given by us or estimates of securities analysts;

•	announcements by us or our competitors of new or enhanced products, technologies or services or significant contracts, acquisitions, strategic relationships, joint ventures or capital commitments;

•	regulatory developments;

•	additions or departures of key personnel;

•	future sales of our common stock or other securities by the Company, management or directors, liquidation of institutional funds that comprised large holdings of Sangamo stock; and

•	decreases in our cash balances.

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

ITEM 6.	EXHIBITS

(a) Exhibits:

10.1++	Letter Agreement between Sangamo and Sigma-Aldrich Corporation, dated March 1, 2011

10.2++	Letter dated May 19, 2011 from Dow AgroSciences LLC (“DAS”) to Sangamo amending the Research and Commercial License Option Agreement between DAS and Sangamo, dated as of October 1, 2005, as amended

10.3*	Amended and Restated Employment Agreement between the Sangamo and Edward O. Lanphier II, dated June 21, 2011

10.4*	Employment Agreement between Sangamo and Dr. Geoff Nichol, dated June 17, 2011

31.1	Rule 13a — 14(a) Certification by President and Chief Executive Officer

31.2	Rule 13a — 14(a) Certification by Principal Financial and Accounting Officer

32.1	Certification Pursuant to 18 U.S.C. Section 1350

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

++	Confidential treatment has been requested for certain information contained in this document. Such information has been omitted and filed separately with the Securities and Exchange Commission.
*	Indicates management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 5, 2011

SANGAMO BIOSCIENCES, INC.

/S/ H. WARD WOLFF
H. Ward Wolff
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)