Form 10-Q
period 2011-09-30
SANGAMO BIOSCIENCES INC
filed 2011-11-04
CIK 1001233

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

As of October 31, 2011, 52,471,932 shares of the issuer’s common stock, par value $0.01 per share, were outstanding.

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SANGAMO BIOSCIENCES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	September 30, 2011	December 31, 2010
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$21,667	$10,784
Marketable securities	62,781	49,501
Interest receivable	542	337
Accounts receivable	1,153	366
Prepaid expenses	561	326

Total current assets	86,704	61,314
Property and equipment, net	1,565	1,673
Other assets	41	12

Total assets	$88,310	$62,999

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued liabilities	$2,466	$5,654
Accrued compensation and employee benefits	1,357	1,357
Deferred revenues	321	81

Total current liabilities	4,144	7,092

Commitments and contingencies
Stockholders’ equity:
Common stock, $0.01 par value; 80,000,000 shares authorized, 52,471,932 and 45,377,739 shares issued and outstanding at September 30, 2011 and December 31, 2010, respectively	525	454
Additional paid-in capital	330,529	272,954
Accumulated deficit	(246,886)	(217,495)
Accumulated other comprehensive income loss	(2)	(6)

Total stockholders’ equity	84,166	55,907

Total liabilities and stockholders’ equity	$88,310	$62,999

See accompanying notes.

SANGAMO BIOSCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Revenues:
Collaboration agreements	$781	$2,234	$2,876	$14,643
Research grants	1,076	709	2,695	1,473

Total revenues	1,857	2,943	5,571	16,116
Operating expenses:
Research and development	7,839	8,769	24,220	23,281
General and administrative	3,592	2,889	10,807	9,432

Total operating expenses	11,431	11,658	35,027	32,713

Loss from operations	(9,574)	(8,715)	(29,456)	(16,597)
Interest and other income, net	20	20	65	64

Net loss	$(9,554)	$(8,695)	$(29,391)	$(16,533)

Basic and diluted net loss per share	$(0.18)	$(0.19)	$(0.59)	$(0.37)

Shares used in computing basic and diluted net loss per share	52,464	45,201	49,850	45,131

See accompanying notes.

SANGAMO BIOSCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine months ended September 30,
	2011	2010
Operating Activities:
Net loss	$(29,391)	$(16,533)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	479	501
Amortization of premium/discount on marketable securities	1,237	859
Share-based compensation	5,982	5,732
Changes in operating assets and liabilities:
Interest receivable	(205)	(43)
Accounts receivable	(787)	(412)
Prepaid expenses and other assets	(264)	(60)
Accounts payable and accrued liabilities	(3,188)	195
Accrued compensation and employee benefits	—	66
Deferred revenues	240	(11,668)

Net cash used in operating activities	(25,897)	(21,363)

Investing Activities:
Purchases of investments	(82,526)	(80,528)
Maturities of investments	57,874	89,748
Proceeds from sales of investments	10,139	—
Purchases of property and equipment	(371)	(634)

Net cash provided by (used in) investing activities	(14,884)	8,586

Financing Activities:
Proceeds from issuance of common stock	51,664	673

Net cash provided by financing activities	51,664	673

Net increase (decrease) in cash and cash equivalents	10,883	(12,104)
Cash and cash equivalents, beginning of period	10,784	21,159

Cash and cash equivalents, end of period	$21,667	$9,055

See accompanying notes.

SANGAMO BIOSCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2011

(Unaudited)

NOTE 1 - BASIS OF PRESENTATION

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Sangamo Biosciences, Inc. (“Sangamo” or the “Company”) have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months and nine months ended September 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011. The condensed consolidated balance sheet data at December 31, 2010 were derived from the audited consolidated financial statements included in Sangamo’s Form 10-K for the year ended December 31, 2010, as filed with the SEC. These financial statements should be read in conjunction with the financial statements and footnotes thereto for the year ended December 31, 2010, included in Sangamo’s Form 10-K, as filed with the SEC.

Use of Estimates and Classifications

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. On an ongoing basis, management evaluates its estimates, including critical accounting policies or estimates related to revenue recognition, clinical trial accruals, and share-based compensation. Estimates are based on historical experience and on various other market specific and other relevant assumptions that the Company believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from those estimates.

Recent Accounting Pronouncement

In October 2009, the Financial Accounting Standards Board (“FASB”) issued updated revenue recognition standards for arrangements with multiple elements. The revised guidance provides for two significant changes to the existing multiple-element arrangements guidance. The first relates to the determination of when the individual deliverables included in a multiple-element arrangement may be treated as separate units of accounting. This change is significant as it will likely result in the requirement to separate more deliverables within an arrangement, ultimately leading to less revenue deferral. The second change modifies the manner in which the transaction consideration is allocated across the separately identifiable deliverables. These changes are likely to result in earlier recognition of revenue for multiple-element arrangements than under previous guidance. These new standards are effective for annual periods ending after June 15, 2010 and were effective for the Company beginning in the first quarter of fiscal 2011. There were no significant new arrangements or modification of existing arrangements from the effective date through September 30, 2011. Accordingly, the new standards did not have any material impact on revenue recognition.

NOTE 2 - INVESTMENTS AND FAIR VALUE MEASUREMENT

Investments

Sangamo classifies its marketable securities as available-for-sale and records its investments at fair value. Available-for-sale securities are carried at estimated fair value based on quoted market prices or observable market inputs of almost identical assets, with the unrealized holding gains and losses included in accumulated other comprehensive income.

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

The table below summarizes the Company’s available-for-sale securities (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
September 30, 2011
Cash equivalents:
Money market funds	$21,111	$—	$—	$21,111

Total	21,111	—	—	21,111

Marketable securities:
U.S. government sponsored entity debt securities	16,043	—	(8)	16,035
U.S. treasury debt securities	753	—	—	753
Corporate debt securities	45,987	6	—	45,993

Total	62,783	6	(8)	62,781

Total cash equivalents and marketable securities	$83,894	$6	$(8)	$83,892

December 31, 2010
Cash equivalents:
Money market funds	$9,390	$—	$—	$9,390

Total	9,390	—	—	9,390

Marketable securities:
U.S. government sponsored entity debt securities	42,141	—	(6)	42,135
U.S. treasury debt securities	4,806	1	—	4,807
Corporate debt securities	2,560	—	(1)	2,559

Total	49,507	1	(7)	49,501

Total cash equivalents and marketable securities	$58,897	$1	$(7)	$58,891

All the Company’s debt securities have maturity dates of less than twelve months from September 30, 2011. None of the available-for-sale securities held by the Company had material unrealized losses or other-than-temproary unrealized losses and there were no realized losses for the three and nine months ended September 30, 2011.

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

The fair value measurements of the Company’s cash equivalents and available-for-sale marketable securities are identified at the following levels within the fair value hierarchy (in thousands):

	September 30, 2011 Fair Value Measurements
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents:
Money market funds	$21,111	$21,111	$—	$—

Total	21,111	21,111	—	—
Marketable securities:
U.S. government sponsored entity debt securities	16,035	—	16,035	—
U.S. treasury debt securities	753	—	753	—
Corporate debt securities	45,993	—	45,993	—

Total	62,781	—	62,781	—

Total cash equivalents and marketable securities	$83,892	$21,111	$62,781	$—

	December 31, 2010 Fair Value Measurements
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents:
Money market funds	$9,390	$9,390	$—	$—

Total	9,390	9,390	—	—
Marketable securities:
U.S. government sponsored entity debt securities	42,135	—	42,135	—
U.S. treasury debt securities	4,807	—	4,807	—
Corporate debt securities	2,559	—	2,559	—

Total	49,501	—	49,501	—

Total cash equivalents and marketable securities	$58,891	$9,390	$49,501	$—

NOTE 3 - BASIC AND DILUTED NET LOSS PER SHARE

Basic net loss per share has been computed by dividing the net loss by the weighted-average number of shares of common stock outstanding during the period. Diluted net loss per share is calculated by dividing net loss by the weighted average number of shares of common stock and potential dilutive securities outstanding during the period.

Because Sangamo is in a net loss position, diluted net loss per share excludes the effects of common stock equivalents consisting of stock options, which are all anti-dilutive. The total stock options outstanding excluded from the calculation of diluted net loss per share for the nine months ended September 30, 2011 and 2010 were 8,047,318 and 7,212,335, respectively.

NOTE 4 - COMPREHENSIVE LOSS

Comprehensive loss is comprised of net loss and other comprehensive income (loss). Other comprehensive income (loss) includes unrealized gains and losses on available-for-sale securities that are excluded from net loss. Comprehensive loss and its components are as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Net loss	$(9,554)	$(8,695)	$(29,391)	$(16,533)
Changes in unrealized gain (loss) on securities available-for-sale	(19)	(11)	4	(15)

Comprehensive loss	$(9,573)	$(8,706)	$(29,387)	$(16,548)

NOTE 5 - MAJOR CUSTOMERS, PARTNERSHIPS AND STRATEGIC ALLIANCES

Collaboration Agreements

Agreement with Sigma-Aldrich Corporation in Laboratory Research Reagents, Transgenic Animal and Commercial Protein Production Cell-line Engineering

In July 2007, Sangamo entered into a license agreement with Sigma-Aldrich Corporation (Sigma). Under the license agreement, Sangamo agree to provide Sigma with access to its proprietary zinc finger DNA-binding protein (ZFP) technology and the exclusive right to use the technology to develop and commercialize research reagents products and services in the research field, excluding certain agricultural research uses that Sangamo previously licensed to Dow AgroSciences LLC. Under the agreement, Sangamo and Sigma agreed to conduct a three-year research program to develop laboratory research reagents using Sangamo’s ZFP technology during which time Sangamo agreed to assist Sigma in connection with its efforts to market and sell services employing the Company’s technology in the research field. Sangamo has transferred the ZFP manufacturing technology to Sigma.

In October 2009, Sangamo expanded its license agreement with Sigma. In addition to the original terms of the license agreement, Sigma received exclusive rights to develop and distribute ZFP-modified cell lines for commercial production of protein pharmaceuticals and certain ZFP-engineered transgenic animals for commercial applications. Under the terms of the agreement, Sigma made a total upfront cash payment of $20.0 million consisting of a $4.9 million purchase of 636,133 shares of Sangamo common stock, valued at $4.9 million, and a $15.1 million upfront license fee. The upfront license fee was recognized on a straight-line basis from the effective date of the expanded license through July 2010, which represents the period over which Sangamo was obligated to perform research services for Sigma. Sangamo is also eligible to receive commercial license fees of $5.0 million based upon a percentage of net sales and sublicensing revenue and thereafter a reduced royalty rate of 10.5% of net sales and sublicensing revenue. In addition, upon the achievement of certain cumulative commercial milestones Sigma will make milestone payments to Sangamo up to an aggregate of $25.0 million.

License fee and milestone revenues under the Sigma agreement were $0 and $0.9 million during the three months ended September 30, 2011 and 2010, respectively, and $0.7 million and $11.6 million during the nine months ended September 30, 2011 and 2010, respectively. Royalty revenues under the Sigma agreement were $0.2 million during the three months ended September 30, 2011 and 2010 and $0.6 million during the nine months ended September 30, 2011 and 2010. Related costs and expenses incurred under the Sigma agreement were $0.1 million and $0.2 million for the three months ended September 30, 2011 and 2010, respectively, and $0.4 million and $1.1 million during the nine months ended September 30, 2011 and 2010, respectively.

Agreement with Dow AgroSciences in Plant Agriculture

In October 2005, Sangamo entered into an exclusive commercial license with Dow AgroSciences LLC (DAS). Under this agreement, Sangamo is providing DAS with access to its proprietary ZFP technology and the exclusive right to use the technology to modify the genomes or alter the nucleic acid or protein expression of plant cells, plants, or plant cell cultures. Sangamo has retained rights to use plants or plant-derived products to deliver ZFP transcription factors (ZFP TFs) or ZFP nucleases (ZFNs) into humans or animals for diagnostic, therapeutic, or prophylactic purposes. The Company’s agreement with DAS provided for an initial three-year research term. In June 2008, DAS exercised its option under the agreement to obtain a commercial license to sell products incorporating or derived from plant cells generated using our ZFP technology, including agricultural crops, industrial products and plant-derived biopharmaceuticals. Furthermore, DAS has the right to sublicense Sangamo’s ZFP technology to third parties for use in plant cells, plants, or plant cell cultures, and Sangamo will be entitled to 25% of any cash consideration received by DAS under such sublicenses.

Sangamo agreed to supply DAS and its sublicensees with ZFP TFs and/or ZFNs for both research and commercial use over the initial three year period of the agreement and have amended and extended this provision. Sangamo amended the agreement with DAS to extend the period of reagent manufacturing and research services through December 31, 2012.

Revenues under the DAS agreement were $0.6 million and $1.1 million during the three months ended September 30, 2011 and 2010, respectively, and $1.6 million and $2.4 million during the nine months ended September 30, 2011 and 2010, respectively. Related costs and expenses incurred under the DAS agreement were $0.2 million and $0.6 million during the three months ended September 30, 2011 and 2010, respectively, and $0.7 million and $1.7 million during nine months ended September 30, 2011 and 2010, respectively.

Funding from Research Foundations

The Juvenile Diabetes Research Foundation International

In October 2006, Sangamo announced an agreement with the Juvenile Diabetes Research Foundation International (JDRF) to provide financial support for one of Sangamo’s Phase 2 human clinical studies (SB-509-601) of SB-509, a ZFP Therapeutic® that was in development for the treatment of diabetic neuropathy. In January 2010, JDRF and Sangamo amended the agreement and, subject to its terms and conditions, JDRF agreed to provide additional funding of up to $3.0 million for a Phase 2b trial in diabetic neuropathy (SB-509-901) which was intended to partially fund expenses related to the trial. Under the amended agreement, Sangamo was obligated to use commercially reasonable efforts to carry out the Phase 2b trial and, thereafter, to develop and commercialize a product containing SB-509 for the treatment of diabetes and complications of diabetes. Sangamo is obligated to cover all costs of the Phase 2b trial that are not covered by JDRF’s grant.

On October 3, 2011, the Company announced that the SB-509-901 trial did not meet its primary or secondary clinical endpoints in subjects with moderate severity diabetic neuropathy as compared to placebo. Further, the Company decided not to pursue additional clinical development of the SB-509 program. Upon termination of the program and pursuant to the terms of the agreement, JDRF may have the right, subject to certain limitations, to obtain an exclusive, sublicensable license, to the intellectual property generated by us in the course of the Phase 2b trial, to make and commercialize products containing SB-509 for the treatment of diabetes and complications of diabetes. If JDRF obtains such a license, it is obligated to pay us a percentage of its revenues from product sales and sublicensing arrangements. If JDRF fails to satisfy its obligations to develop and commercialize a product containing SB-509 under the agreement, then their license rights will terminate and Sangamo will receive a non-exclusive, fully paid license, for any intellectual property developed during JDRF’s use of the license, to research, develop and commercialize products containing SB-509 for the treatment of diabetes and complications of diabetes.

Revenues attributable to activities performed under the JDRF partnership were $0 during the three months ended September 30, 2011 and 2010, and $0 and $0.5 million during the nine months ended September 30, 2011 and 2010, respectively.

The Michael J. Fox Foundation for Parkinson’s Research

In January 2007, Sangamo entered into an agreement with the Michael J. Fox Foundation for Parkinson’s Research (MJFF) to provide financial support of a program to develop Sangamo’s ZFP TFs to activate the expression of glial cell line-derived neurotrophic factor (GDNF) that has shown promise in preclinical testing to slow or stop the progression of Parkinson’s disease. Under the agreement with MJFF, and subject to its terms and conditions, MJFF paid the Company $1.0 million, the total funds due under the agreement, over a period of two years. In June 2010, Sangamo received a commitment for renewed funding from MJFF to support further studies of ZFP TF activators of GDNF. Subject to the terms and conditions of the agreement, the $0.9 million award is being paid over a period of two years and is intended to substantially fund our research efforts related to the agreement. Revenue will be recognized based on expenses incurred by Sangamo in conducting research activities set forth in the agreement.

Revenues attributable to research and development performed under the MJFF agreement were less than $0.1 million during the three months ended September 30, 2011 and 2010 and $0.4 million and $0.3 million during the nine months ended September 30, 2011 and 2010, respectively.

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

Revenues attributable to research and development performed under the CIRM grant agreement were $0.6 million and $0.4 million during the three months ended September 30, 2011 and 2010, respectively, and $1.3 million and $0.6 million during the nine months ended September 30, 2011 and 2010, respectively.

CHDI Foundation, Inc.

In April 2011, Sangamo entered into an agreement with CHDI Foundation, Inc. (CHDI) to develop a novel therapeutic for Huntington’s disease based on Sangamo’s proprietary ZFP technology. The ZFP therapeutic approach will target the Huntington gene that causes Huntington’s disease, an inherited neurodegenerative disease for which there are currently no therapies available to slow the disease progression. Under the agreement with CHDI, and subject to its terms and conditions, CHDI will pay the Company $1.3 million, the total funds due under the agreement, over a period of one year which is intended to substantially fund our research efforts related to the agreement.

Revenues attributable to research and development performed under the CHDI collaboration agreement were $0.4 million for the three months ended September 30, 2011 and $0.8 million for the nine months ended September 30, 2011. There were no revenues pursuant to the agreement during 2010.

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

NOTE 7 - SHARE-BASED COMPENSATION

The following table shows total share-based compensation expenses included in the condensed consolidated statement of operations for the three month and nine months ended September 30, 2011 and 2010 (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Costs and expenses:
Research and development	$975	$854	$2,786	$2,712
General and administrative	1,077	1,031	3,196	3,020

Total share-based compensation expense	$2,052	$1,885	$5,982	$5,732

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

Overview

We were incorporated in June 1995. From our inception through September 30, 2011, our activities related primarily to establishing and operating a biotechnology research and development organization and developing relationships with our corporate collaborators. Our scientific and business development endeavors currently focus on the engineering of novel zinc finger DNA-binding proteins (ZFPs) for the regulation and modification of genes. We have incurred net losses since inception and expect to incur losses in the future as we continue our research and development activities. To date, we have funded our operations primarily through the issuance of equity securities, borrowings, payments from research grants and from corporate collaborators and strategic partners.

For the three months ended September 30, 2011, we incurred a consolidated net loss of $9.6 million, or $0.18 per share, compared to a net loss of $8.7 million, or $0.19 per share, for the same period in 2010. As of September 30, 2011, we had cash, cash equivalents, marketable securities and interest receivable totaling $85.0 million, compared to $60.6 million as of December 31, 2010. As of September 30, 2011, we had an accumulated deficit of $246.9 million.

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

In the development of our ZFP technology platform, we have continued to place more emphasis internally on higher-value ZFP Therapeutic product development and less on our non-therapeutic applications. We believe this emphasis has the potential to increase the return on investment to our stockholders by allocating capital resources to higher value, therapeutic product development activities. At the same time, it may reduce our revenues over the next several years and subject us to higher financial risk by increasing expenses associated with product development. We have filed Investigational New Drug (IND) applications with the U.S. Food and Drug Administration (FDA) and have initiated several Phase 2 clinical trials and a Phase 2b clinical trial of a ZFP Therapeutic in subjects with diabetic neuropathy and one Phase 2 clinical trial in subjects with amyotrophic lateral sclerosis (ALS). In October 2011, we discontinued our clinical development program for the treatment of diabetic neuropathy and ALS based on the results of clinical trials which did not meet the primary or secondary endpoints. We are currently focusing on a Phase 1 / 2 clinical trial and two ongoing Phase 1 clinical trials to evaluate safety and clinical effect of a treatment for HIV/AIDS as well as a Phase 1 trial of a treatment of glioblastoma, a type of brain cancer. Other therapeutic development programs are focused on Parkinson’s disease, monogenic diseases and neuropathic pain. Development of novel therapeutic products is costly and is subject to a lengthy and uncertain regulatory process by the FDA. Our future products will be gene-based therapeutics. Adverse events in both our own clinical program and other programs may have a negative impact on regulatory approval, the willingness of potential commercial partners to enter into agreements and the perception of the public on genetic therapeutics.

Research and development expenses consist primarily of salaries and personnel related expenses, including share-based compensation expenses, laboratory supplies, pre-clinical and clinical studies, manufacturing expenses, allocated facilities expenses, subcontracted research expenses and expenses for trademark registration and technology licenses. Research and development costs incurred in connection with collaborator-funded activities are expensed as incurred. Costs to acquire technologies that are utilized in research and development that have no alternative future use are expensed as incurred. We believe that continued investment in research and development is critical to attaining our strategic objectives. We expect these expenses will increase as we focus on the development of ZFP Therapeutics. Additionally, in order to develop ZFP TFs and ZFNs as commercially viable therapeutics, we expect to expend additional resources for expertise in the manufacturing, regulatory affairs and clinical research aspects of biotherapeutic development.

General and administrative expenses consist primarily of salaries and personnel related expenses for executive, finance and administrative personnel, including share-based compensation expenses, professional services expenses, allocated facilities expenses, patent prosecution expenses and other general corporate expenses. As we pursue commercial development of our therapeutic leads we expect the business aspects of the Company to become more complex. We may be required in the future to add personnel and incur additional costs related to the maturity of our business.

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

Results of Operations

Three months and nine months ended September 30, 2011 and 2010

Revenues

	Three months ended September 30,				Nine months ended September 30,
	(in thousands, except percentage values)				(in thousands, except percentage values)
	2011	2010	Change	%	2011	2010	Change	%
Revenues:
Collaboration agreements	$781	$2,234	$(1,453)	(65%)	$2,876	$14,643	$(11,767)	(80%)
Research grants	1,076	709	367	52%	2,685	1,473	1,222	83%

Total revenues	$1,857	$2,943	$(1,086)	(37%)	$5,571	$16,116	$(10,545)	(65%)

Total revenues consist of revenues from collaboration agreements, strategic partnerships and research grants.

For the three months ended September 30, 2011, revenues from our corporate collaboration and strategic partnering agreements were $0.8 million, compared to $2.2 million in the corresponding period in 2010. The decrease in collaboration agreement revenues was primarily due to the completion in July 2010 of the amortization period of revenues related to the commercial license fee received from Sigma under the expanded agreement of October 2009, as well as decreased revenues from manufacturing and research services pursuant to our collaboration agreement with Dow AgroSciences (DAS). Research grant revenues were $1.1 million for the three months ended September 30, 2011, compared to $0.7 million in the corresponding period in 2010. The increase of $0.4 million in research grant revenues related primarily to our agreement with CHDI Foundation, Inc. (CHDI) to develop a novel therapeutic for Huntington’s disease.

For the nine months ended September 30, 2011, revenues from our corporate collaboration and strategic partnering agreements were $2.9 million, compared to $14.6 million in the corresponding period in 2010. The decrease in collaboration agreement revenues was primarily attributable to decreased revenues of $10.8 million due to the completion in July 2010 of the amortization period of revenues related to the commercial license fee received from Sigma under the expanded agreement of October 2009 as well as decreased revenues of $0.9 million in connection with decreased research and manufacturing services provided to DAS. Research grant revenues were $2.7 million for the nine months ended September 30, 2011, compared to $1.5 million in the corresponding period in 2010. The increase in research grant revenues was primarily due to increased revenues of $0.8 million from CHDI and $0.7 million from California Institute for Regenerative Medicine, as well as an increase of $0.2 million related to other research grants. These were partially offset by decreased revenues of $0.5 million related to our agreement with the Juvenile Diabetes Research Foundation International.

Operating Expenses

	Three months ended September 30,				Nine months ended September 30,
	(in thousands, except percentage values)				(in thousands, except percentage values)
	2011	2010	Change	%	2011	2010	Change	%
Operating expenses:
Research and development	$7,839	$8,769	$(930)	(11%)	$24,220	$23,281	$938	4%
General and administrative	3,592	2,889	703	24%	10,807	9,432	1,375	15%

Total expenses	$11,431	$11,658	$(227)	(2%)	$35,027	$32,713	$2,313	7%

Research and development

Research and development expenses consist primarily of salaries and personnel related expenses, including share-based compensation, laboratory supplies, pre-clinical and clinical studies, manufacturing expenses, allocated facilities expenses, subcontracted research expenses and expenses for trademark registration and technology licenses. We expect to continue to devote substantial resources to research and development in the future and expect research and development expenses to increase in the next several years if we are successful in continuing to advance our ZFP Therapeutic product candidates into clinical trials. To the extent we collaborate with others with respect to clinical trials, increases in research and development expenses may be reduced or avoided.

Research and development expenses were $7.8 million for the three months ended September 30, 2011, compared to $8.8 million in the corresponding period in 2010. The decrease in research and development expenses was primarily due to reduced clinical expenses associated with our diabetic neuropathy program, partially offset by higher costs related to our HIV/AIDS program.

Research and development expenses were $24.2 million for the nine months ended September 30, 2011, compared to $23.3 million in the corresponding period in 2010. The increase in research and development expenses was primarily due to increased clinical expenses associated with our diabetic neuropathy and HIV/AIDS programs.

General and administrative

General and administrative expenses consist primarily of salaries and personnel related expenses for executive, finance and administrative personnel, including share-based compensation, professional services expenses, allocated facilities expenses, patent prosecution expenses and other general corporate expenses.

General and administrative expenses were $3.6 million for the three months ended September 30, 2011, compared to $2.9 million for the corresponding period in 2010. The increase was primarily attributable to increased professional services related expenses of $0.4 million and increased patent prosecution expenses of $0.2 million.

General and administrative expenses were $10.8 million for the nine months ended September 30, 2011, compared to $9.4 million in the corresponding period in 2010. The increase was primarily attributable to increased professional services related expenses of $0.5 million, increased employee compensation, including share-based compensation of $0.5 million and increased patent prosecution expenses of $0.3 million.

Liquidity and Capital Resources

Liquidity

Since inception, we have incurred significant annual net losses and we have funded our operations primarily through the issuance of equity securities, payments from corporate collaborators and strategic partners and research grants.

As of September 30, 2011, we had cash, cash equivalents, marketable securities and interest receivable totaling $85.0 million compared to $60.6 million as of December 31, 2010. The increase was primarily attributable to the completion of an underwritten public offering of the Company’s common stock in April 2011, in which 6,700,000 shares of Sangamo common stock were sold at a public offering price of $7.70 per share. The net proceeds to the Company from the sale of shares in this offering, after deducting underwriting discounts and commissions and other offering expenses, were approximately $50.2 million. This was partially offset by the use of capital required to fund our continuing operations, including the advancement of our ZFP Therapeutic programs. Our most significant use of capital pertains to salaries and benefits for our employees and external development expenses, such as manufacturing and clinical trial activity, related to our ZFP Therapeutic programs. Our cash and investment balances are held in a variety of interest bearing instruments, including obligations of U.S. government agencies, U.S. treasury debt securities, corporate debt securities and money market funds. Cash in excess of immediate requirements is invested in accordance with our investment policy with a view toward capital preservation and liquidity.

Cash Flow

Net cash used in operating activities for the nine months ended September 30, 2011 and 2010 was $25.9 million and $21.4 million, respectively. Net cash used in operating activities for the nine months ended September 30, 2011 primarily reflects the net loss for the period, a decrease in accounts payable and accrued liabilities and an increase in accounts receivable, partially offset by share-based compensation. Net cash used in operating activities for the nine months ended September 30, 2010 primarily reflects the net loss for the period, a decrease in deferred revenues, primarily associated with our expanded Sigma license agreement, and a decrease in accounts payable and accrued liabilities, partially offset by share-based compensation.

Net cash used in investing activities was $14.9 million for the nine months ended September 30, 2011. Net cash provided by investing activities was $8.6 million for the nine months ended September 30, 2010. Cash flows from investing activities for both periods primarily related to purchases, sales and maturities of investments.

Net cash provided by financing activities for the nine months ended September 30, 2011 and 2010 was $51.7 million and $0.7 million, respectively. The net cash provided by financing activities for the nine month period ended September 30, 2011 was primarily attributable to the public offering of the Company’s common stock noted above. The net cash provided by financing activities for the nine month period ended September 30, 2010 was primarily related to proceeds from the issuance of common stock upon exercise of stock options.

Operating Capital and Capital Expenditure Requirements

We expect our rate of cash usage to increase in the future, in particular to support our product development activities. We believe that the available cash resources, proceeds received from our equity financing, funds received from corporate collaborators, strategic partners and research grants will enable us to maintain our currently planned operations at least through 2012, including support for our continuing research and development of our ZFP Therapeutic product candidates and research programs, clinical trials and business development activities. Future capital requirements will be substantial, and if our capital resources are insufficient to meet future capital requirements, we will need to raise additional capital to fund our operations, including ZFP Therapeutic development activities. Additional capital may not be available in terms acceptable to us, or at all. If adequate funds are not available, or if the terms underlying potential funding sources are unfavorable, our business and our ability to develop our technology and our ZFP Therapeutic products would be harmed.

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

Our market risks at September 30, 2011 have not changed materially from those discussed in Item 7A of our Form 10-K for the year ended December 31, 2010 on file with the SEC.

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

In December 2008, in collaboration with scientists at the University of Pennsylvania, we filed an IND application for a Phase 1 trial of our CCR5 ZFN-based therapeutic, SB-728-T, for treatment of HIV/AIDS. In September 2009, we announced FDA’s review and acceptance of our IND application to initiate an open-label, repeat-dosing Phase 1 clinical trial of SB-728-T (SB-728-T-902). Preliminary data from these studies demonstrated that, to date, treatment of aviremic HIV-infected subjects with SB-728-T has been well-tolerated. We also have an on-going Phase 1/2 trial (SB-728-T-1002) for this indication. In addition, we have initiated and completed enrollment and the treatment phase of a Phase 1 and several Phase 2 clinical trials of our ZFP Therapeutic, SB-509, for diabetic neuropathy and ALS and the drug was well tolerated in these studies. However, if one of our ZFP Therapeutic fails one of its safety studies, it could reduce our ability to attract new investors and corporate partners.

All of these studies are designed primarily to evaluate the safety and tolerability of this ZFP Therapeutic approach. Our clinical studies are a highly visible test of our ZFP Therapeutics. Since we have increased our focus on therapeutic research and development, investors increasingly assess the value of our technology based on the continued progress of ZFP Therapeutic products into and through clinical trials. If clinical trials of our ZFP Therapeutic products were halted due to safety concerns, this would negatively affect our operations and the value of our stock.

Our progress in early Phase 1 and Phase 2 trials may not be indicative of long-term efficacy in late stage clinical trials, and we have discontinued our SB-509 programs based on negative results from Phase 2 clinical studies.

The results in early phases of clinical testing are based upon limited numbers of patients and a limited follow-up period. Typically, our Phase 1 clinical trials for indications of safety enroll less than 25 patients. The initial results from the Phase 1 clinical trial of our ZFP Therapeutic product, SB-509, became available in the first half of 2006 and the complete data set was presented in June 2008. The primary end point of the trial was clinical and laboratory safety; however, we collected some preliminary efficacy data that showed trends of clinical improvement in some subjects. Notwithstanding this preliminary efficacy data, the top-line data from our Phase 2b clinical study for SB-509-901 did not meet the key primary or secondary endpoints for the study and as a result we have discontinued development of our SB-509 program.

In September 2011, we announced preliminary data from our Phase 1 clinical program to develop SB-728-T for the treatment of HIV/AIDS. The data demonstrated a statistically significant relationship between SB-728-T and the reduction of HIV/AIDS viral load. However, there is no guarantee that future studies of SB-728-T in later stage trials involving larger patient groups may produce positive results.

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

Our decision to discontinue the development of SB-509 may subject our business to new risks and challenges.

On October 3, 2011, we reported top-line date from our Phase 2b clinical study (SB-509-901) that did not meet the key primary or secondary endpoints for the study, and based on this data we decided to discontinue development of our SB-509 program. Following the termination of our SB-509 program, our most advanced clinical studies are our Phase 1/2 and Phase 1 clinical trials for the treatment of HIV/AIDS and the Phase 1 trial for a treatment for recurrent glioblastoma multiforme. As a result, we may be perceived as a higher risk company due to the early stage of our development and commercialization of human therapeutics, which may subject us to new risks and challenges, including difficulties in attracting and retaining key employees, maintaining and gaining analyst coverage of our stock and raising capital for our operations. In addition, the success of our business will be heavily dependent upon the results of clinical trials of our lead program for the treatment of HIV/AIDS, and we may not be able to mitigate any negative effect on our operations or financial results due to delays, problems or failures of our HIV/AIDS program by the performance or potential of other preclinical or clinical programs.

Under our Research, Development and Commercialization Agreement with JDRF, if we fail to develop and commercialize SB-509, JDRF has the right, subject to certain conditions and limitations, to obtain an exclusive, sublicensable license, to the intellectual property generated by us in the course of the Phase 2 SB-509 trials, to make and commercialize products containing SB-509 for the treatment of diabetes and complications of diabetes. If JDRF exercises this right and obtains such a license, it is obligated to pay us a percentage of its revenues from product sales and sublicensing arrangements. Additionally, if JDRF exercises the right under the agreement to commercialize a product containing SB-509, this may have an adverse effect on our ability to enter into third-party collaborations specifically regarding SB-509 outside the field of diabetes and complications of diabetes. Furthermore, there is no guarantee that JDRF will be able to develop and commercialize a product containing SB-509, in which case we will not receive any revenue under the agreement. Even if commercialization is successful, we will receive only a portion of the total revenue generated by JDRF.

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

Our technology involves a relatively new approach to gene regulation and gene modification. Although we have generated ZFPs for thousands of gene sequences, we have not created ZFPs for all gene sequences and may not be able do so, which could limit the usefulness of our technology. In addition, while we have demonstrated the function of engineered ZFP TFs and ZFNs in mammalian cells, yeast, insects, plants, and animals, we have not yet demonstrated clinical benefit of this technology in humans, and the failure to do so could restrict our ability to develop commercially viable products. If we, and our collaborators or strategic partners, are unable to extend our results to new commercially important genes, experimental animal models, and human clinical studies, we may be unable to use our technology in all its intended applications. Also, delivery of ZFP TFs and ZFNs into cells and organisms, including humans, in these and other environments is limited by a number of technical hurdles, which we may be unable to surmount. This is a particular challenge for therapeutic applications of our technology that will require the use of gene transfer systems that may not be effective for the delivery of our ZFP TFs or ZFNs in a particular therapeutic application.

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

Our proprietary research programs consist of research which is funded solely by us or by grant funding and in which we retain exclusive rights to therapeutic products generated by such research. This is in contrast to certain of our research programs that may be funded by corporate partners and in which we may share rights to any resulting products. We have conducted proprietary research since inception. However, in the past several years, our strategy has shifted toward placing greater emphasis on proprietary research and therapeutic development and we expect this trend will continue for the remainder of 2011 as we continue to prosecute our Phase 1 and Phase 1/2 clinical trials and bring new ZFP Therapeutics into clinical development. Conducting proprietary research programs may not generate corresponding revenue and may create conflicts with our collaborators or strategic partners over rights to our intellectual property with respect to our proprietary research activities. Any conflict with our collaborators or strategic partners could reduce our ability to enter into future collaborations or partnering agreements and negatively impact our relationship with existing collaborators and partners which could reduce our revenue and delay or terminate our product development. The implementation of this strategy will involve substantially greater business risks, the expenditure of significantly greater funds than our historic research activities and will require substantial commitments of time from our management and staff.

We may be unable to license gene transfer technologies that we may need to commercialize our ZFP TF technology.

In order to regulate or modify a gene in a cell, the ZFP TF or ZFN must be efficiently delivered to the cell. We have licensed certain gene transfer technologies for our ZFP TFs and ZFNs in research. We are evaluating these systems and other technologies that may need to be used in the delivery of ZFP TFs or ZFNs into cells for in vitro and in vivo applications, including ZFP Therapeutics. However, we may not be able to license the gene transfer technologies required to develop and commercialize our ZFP Therapeutics. We have not developed our own gene transfer technologies, and we rely on our ability to enter into license agreements to provide us with rights to the necessary gene transfer technology. Our approach has been to license appropriate technology as required. The inability to obtain a license to use gene transfer technologies with entities which own such technology on reasonable commercial terms, if at all, could delay or prevent the preclinical evaluation, drug development collaborations, clinical testing, and/or commercialization of our therapeutic product candidates.

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

We have generated operating losses since we began operations in 1995. The extent of our future losses and the timing of profitability are uncertain, and we expect to incur losses for the foreseeable future. We have been engaged in developing our ZFP TF technology since inception, which has and will continue to require significant research and development expenditures. To date, we have generated our funding from issuance of equity securities, revenues derived from strategic partnering agreements, other collaborations in non-therapeutic applications of our technology, federal government research grants and grants awarded by research foundations. As of September 30, 2011, we had an accumulated deficit of $246.9 million. From 2005 to date, we have generated an aggregate of approximately $150.0 million in net proceeds from the sale of our equity securities. We expect to continue to incur additional operating losses for the next several years as we continue to expand and extend our research and development activities into human therapeutic product development. If the time required to generate significant product revenues and achieve profitability is longer than we currently anticipate or if we are unable to generate liquidity through equity financing or other sources of funding, we may be forced to curtail or suspend our operations.

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

Risks Relating to our Collaborative Relationships

If conflicts arise between us and our collaborators or strategic partners, these parties may act in their self-interest, which may limit our ability to implement our strategies.

If conflicts arise between our corporate or academic collaborators or strategic partners and us, the other party may act in its self-interest, which may limit our ability to implement our strategies. Some of our academic collaborators and strategic partners are conducting multiple product development efforts within each area that is the subject of the collaboration with us. Our collaborators or strategic partners, however, may develop, either alone or with others, products in related fields that are competitive with the products or potential products that are the subject of these collaborations. Competing products, either developed by the collaborators or strategic partners or to which the collaborators or strategic partners have rights, may result in the withdrawal of partner support for our product candidates.

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

We are a small company with 82 full-time employees as of September 30, 2011, and our success depends on our continued ability to attract, retain, and motivate highly qualified management and scientific personnel and our ability to develop and maintain important relationships with leading research and academic institutions and scientists. Competition for personnel and academic and other research collaborations is intense. The success of our technology development programs depends on our ability to attract and retain highly trained personnel. We have experienced a rate of employee turnover that we believe is typical of emerging biotechnology companies. If we lose the services of personnel with the necessary skills, it could significantly impede the achievement of our research and development objectives. We are not presently aware of any plans of specific employees to retire or otherwise leave the company. If we fail to negotiate additional acceptable collaborations with academic and other research institutions and scientists, or if our existing collaborations are unsuccessful, our ZFP Therapeutic development programs may be delayed or may not succeed.

Risks Relating to our Common Stock and Corporate Organization

Our stock price has been volatile and may continue to be volatile, which could result in substantial losses for investors.

During the nine months ended September 30, 2011, our common stock price ranged from a low of $4.18 to high of $8.66. During the past two fiscal years our common stock price has fluctuated, ranging from a low of $2.96 to a high of $7.11 during the year ended December 31, 2010, and a low of $2.72 to a high of $9.03 during the year ended December 31, 2009. The market instability caused by the financial crisis of 2008 has contributed to the volatility of our stock price. Volatility in our common stock could cause stockholders to incur substantial losses. An active public market for our common stock may not be sustained, and the market price of our common stock may continue to be highly volatile. The market price of our common stock has fluctuated significantly in response to various factors, some of which are beyond our control, including but not limited to the following:

•	announcements by us or collaborators providing updates on the progress or development status of ZFP Therapeutics;

•	data from clinical trials;

•	initiation or termination of clinical trials;

•	changes in market valuations of similar companies;

•	overall market and economic conditions;

•	deviations in our results of operations from the guidance given by us or estimates of securities analysts;

•	announcements by us or our competitors of new or enhanced products, technologies or services or significant contracts, acquisitions, strategic relationships, joint ventures or capital commitments;

•	regulatory developments;

•	additions or departures of key personnel;

•	future sales of our common stock or other securities by the Company, management or directors, liquidation of institutional funds that comprised large holdings of Sangamo stock; and

•	decreases in our cash balances.

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

Dated: November 4, 2011

SANGAMO BIOSCIENCES, INC.

/S/ H. WARD WOLFF
H. Ward Wolff
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)