Form 10-K
period 2011-12-31
SANGAMO BIOSCIENCES INC
filed 2012-02-23
CIK 1001233

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

Large accelerated filer  ☐              Accelerated filer  ☑              Non-accelerated filer  ☐              Smaller reporting company  ☐

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

The aggregate market value of the voting stock held by non-affiliates of the registrant based upon the closing sale price of the common stock on June 30, 2011 (the last business day of the registrant’s most recently completed second fiscal quarter), as reported on the Nasdaq Global Market was $294,045,039. For purposes of this calculation, directors and executive officers of the registrant have been deemed affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at February 1, 2012
Common Stock, $0.01 par value per share	52,554,795 shares

DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts Into Which Incorporated
Proxy Statement for the 2012	Part III
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

PART I

ITEM 1 – BUSINESS

Overview

We are a clinical stage biopharmaceutical company focused on the research, development and commercialization of engineered DNA-binding proteins for the development of novel therapeutic strategies for unmet medical needs. Our current mission is to develop ZFP Therapeutics® through early stage clinical testing and strategically partner with biopharmaceutical companies at key value inflection points to execute late-stage clinical trials and commercial development. In the long term, our goal is to forward integrate to capture the value of late-stage and commercial ZFP Therapeutic products.

We, and our licensed partners, are the leaders in the research, development and commercialization of zinc finger DNA-binding proteins (ZFPs), a naturally occurring class of proteins. We have used our knowledge and expertise to develop a proprietary technology platform. ZFPs can be engineered (see Fig. 1) to make ZFP nucleases (ZFNs), proteins that can be used to modify DNA sequences in a variety of ways and ZFP transcription factors (ZFP TFs), proteins that can be used to turn genes on or off. As ZFPs act at the DNA level, they have broad potential applications in several areas including human therapeutics, plant agriculture, research reagents, as well as production of transgenic animals and cell-line engineering.

The main focus for our company is the development of novel human therapeutics and we are building a pipeline of ZFP Therapeutics. Our lead ZFP Therapeutic, SB-728-T, a ZFN-modified autologous T-cell product for the treatment of HIV/AIDS, is the first therapeutic application of our ZFN technology and is being evaluated in an ongoing Phase 2 and two Phase 1/2 clinical trials. We expect to present preliminary data from this program at appropriate scientific and medical meetings in 2012.

We have preclinical ZFP Therapeutic development programs in hemophilia and Parkinson’s disease. In addition, we have research stage programs in other monogenic diseases; genetic conditions that result from a defect in a single gene, including hemoglobinopathies such as sickle cell anemia, lysosomal storage diseases and certain immunodeficiencies. On January 31, 2012, we entered into a collaboration and license agreement with Shire AG (Shire), pursuant to which we will collaborate with Shire to research, develop and commercialize human therapeutics for hemophilia and other monogenic diseases based on our ZFP technology.

We believe the potential commercial applications of ZFPs are broad-based and we have licensed our ZFP platform in fields outside human therapeutics as follows to facilitate the sale or license of ZFNs and ZFP TFs in those fields:

•

We have a license agreement with the research reagent company Sigma-Aldrich Corporation (Sigma). Sigma has the exclusive rights to develop and market high value laboratory research reagents based upon our ZFP technology as well as ZFP-modified cell lines for commercial production of protein pharmaceuticals and ZFP-engineered transgenic animals. Sigma is marketing ZFN-derived gene editing tools under the trademark CompoZr® and is selling transgenic animals through its SAGETM Labs business unit.

•

We have a license agreement with Dow AgroSciences, LLC (DAS), a wholly owned subsidiary of Dow Chemical Corporation. Under the agreement, we have provided DAS with access to our ZFP technology and the exclusive rights to use it to modify the genomes or alter the nucleic acid or protein expression of plant cells, plants, or plant cell cultures. DAS markets our ZFN technology under the trademark EXZACTTM Precision Technology. We have retained rights to use plants or plant-derived products to deliver ZFP TFs or ZFNs into human or animals for diagnostic, therapeutic, or prophylactic purposes.

•

We also have license agreements with pharmaceutical and life sciences companies including Genentech Inc. (Genentech), F. Hoffmann–La Roche Ltd and Hoffmann-La Roche Inc. (Roche) and Open Monoclonal Technology, Inc. (OMT). Pursuant to these license agreements, we granted non-exclusive rights to use our ZFP technology for protein pharmaceutical production and transgenic animals.

We have a substantial intellectual property position in the design, selection, composition, and use of engineered ZFPs to support all of these commercial activities. As of February 1, 2012, we either own outright or have exclusively licensed the commercial rights to approximately 347 patents issued in the United States and foreign national jurisdictions, and we have 420 patent applications owned and licensed pending worldwide. We continue to license and file new patent applications that strengthen our core and accessory patent portfolio. We believe that our intellectual property position is a critical element in our ability to research, develop, and commercialize products and services based on ZFP technology across our chosen applications.

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

Transcription factors are proteins that bind to DNA and regulate gene expression. A transcription factor recognizes and binds to a specific DNA sequence within or near a particular gene and causes expression of that gene to be “turned on” (activated) or “turned off” (repressed). In higher organisms, naturally occurring transcription factors typically comprise two principal domains: the first is a DNA-binding domain, (designated in Figure 1 as the “recognition domain”) which recognizes a target DNA sequence and thereby directs the transcription factor to the proper chromosomal location; the second is a functional domain that causes the target gene to be activated or repressed (see Figure 1).

Figure 1

Schematic of the Two-Domain Structure of a ZFP Therapeutic

Engineered ZFP Nucleases (ZFNs) for Gene Modification and Engineered Zinc Finger Protein Transcription Factors (ZFP TFs) for Gene Regulation

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

Our engineered ZFPs can be attached to a cleavage domain of a restriction endonuclease, an enzyme that cuts DNA, creating a zinc finger nuclease or ZFN. The ZFN is able to recognize its intended gene target through its engineered ZFP DNA-binding domain. When a pair of such ZFNs is bound to the DNA in the correct orientation and spacing, the DNA sequence is cut between the ZFP binding sites. DNA binding by both ZFNs is necessary for cleavage, as both domains of the restriction endonuclease must be present, in the correct orientation, to mediate DNA cutting. This break in the DNA triggers a natural process of DNA repair in the cell. The repair process can be harnessed to achieve one of several outcomes that may be therapeutically useful. If cells are simply treated with ZFNs alone the repair process frequently results in joining together of the two ends of the broken DNA and the consequent loss of a small amount of genetic material that results in disruption of the original DNA sequence. This can result in the generation of a shortened or non-functional protein, i.e. gene disruption. We believe that ZFN-mediated gene modification may be used to disrupt a gene that is involved in disease pathology such as disruption of the CCR5 gene to treat HIV infection. In contrast, if cells are treated with ZFNs in the presence of an additional “donor” DNA sequence that encodes the correct gene sequence, the cell can use the donor as a template to correct the cell’s gene as it repairs the break resulting in ZFN-mediated gene correction. ZFN-mediated gene correction enables a corrected gene to be expressed in its natural chromosomal context and may provide a novel approach for the precise repair of DNA sequence mutations responsible for monogenic diseases such as hemophilia, sickle cell anemia or X-linked severe combined immunodeficiency (X-linked SCID). In addition, by making the donor sequence a gene-sized segment of DNA, a new copy of a gene can also be added into the genome at a specific location. The ability to place a gene-sized segment of DNA specifically into a pre-determined location in the genome eliminates the insertional mutagenesis concerns associated with traditional gene replacement approaches, in which insertion of the altered gene typically occurs at random locations in the genome, and broadens the range of mutations of a gene that can be corrected in a single step.

We can also create a ZFP TF which is capable of controlling or regulating the expression of a target gene in the desired manner. For instance, attaching an activation domain to a ZFP will cause a target gene to be “turned on.” Alternatively, a repression domain causes the gene to be “turned off.” We have a preclinical ZFP Therapeutic program for Parkinson’s disease in which we are evaluating a ZFP TF designed to upregulate the gene for glial cell line-derived neurotrophic factor (GDNF), thus increasing the expression of this potent neurotrophic factor that has shown promise in preclinical testing to slow or stop the progression of Parkinson’s. Based on successful studies of a ZFP activator of GDNF in a rat model, the ZFP Therapeutic approach is being evaluated in a non-human primate model of the disease.

To date, we have designed, engineered, and assembled several thousand ZFPs and have tested many of these proteins for their affinity, or tightness of binding to their DNA target as well as their specificity, or preference for their intended DNA target. We have developed methods for the design, selection, and assembly of ZFPs capable of binding to a wide spectrum of DNA sequences and genes. We have linked ZFPs to numerous functional domains to create gene-specific ZFP TFs and have demonstrated the ability of these ZFP TFs to regulate hundreds of genes in dozens of different cell types and in whole organisms, including mice, rats, rabbits, pigs, fruit flies, worms, zebrafish and yeast, and in plant species including canola and maize. We and our collaborators have published data in peer-reviewed scientific journals on the transcriptional function of ZFP TFs, successful gene modification using ZFNs and the resulting changes in the behavior of the target cell, tissue, or organism. Sigma is currently using ZFNs to generate transgenic animals and cell lines that have specific genetic modifications that make them useful models of human disease. These high value biologic tools are being used by academics, and biotechnology and pharmaceutical companies for medical research and drug development. We are currently evaluating the safety and efficacy of ZFNs in human clinical trials.

ZFP Therapeutics Provide the Opportunity to Develop a New Class of Human Therapeutics

With our ability to generate and deliver gene-specific ZFNs for the correction, disruption or addition of target genes and DNA sequences and ZFP TFs for the activation or repression of genes, we are focused on developing a new class of highly differentiated human therapeutics. We believe that as more genes are linked to specific diseases, the clinical breadth and scope of our ZFP Therapeutic applications may be substantial.

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

•

Target “non-druggable” targets. ZFNs and ZFP TFs act through a mechanism that is unique among biological drugs: direct regulation or modification of the disease-related or therapeutic gene as opposed to the RNA or protein target encoded by that gene. Following the genomics revolution of the 1990s, the sequencing and publication of the human genome, and the industrialization of genomics-based drug discovery, pharmaceutical and biotechnology companies have validated and characterized many new drug targets. Many of these targets have a clear role in disease processes but cannot be bound or modulated for therapeutic purposes by small molecules. Alternative therapeutic approaches may be required to modulate the biological activity of these so-called “non-druggable” targets. This may create a significant clinical and commercial opportunity for the therapeutic modification or regulation of disease-associated genes using engineered ZFNs or ZFP TFs. Thus, a target which may be intractable to treatment using a small molecule or monoclonal antibody can be modified, turned on or turned off at the DNA level using ZFP technology.

•

Provide novel activities such as gene modification and regulation of gene expression to address drug targets. Engineered ZFNs enable the disruption, correction or targeted addition of a gene sequence and ZFP TFs enable not just repression of the expression of a therapeutically relevant gene but also its activation in a cell. This gives our technology a degree of flexibility not seen in other drug platforms. Our ZFN gene-editing technology allows the correction of a mutation in a defective gene. This provides a novel therapeutic approach for monogenic diseases, diseases caused by a mutation in a single gene, such as hemophilia and sickle cell anemia. In contrast, direct modification of genes cannot be achieved using antisense RNA, or siRNA, which act by interfering with the expression of cellular RNA, or conventional small molecules, antibodies, or other protein pharmaceuticals that primarily act to “block” or antagonize the action of a protein.

•

Provide high specificity and selectivity for targets. ZFP Therapeutics can be designed to act with high specificity and we have published such data (Proc. Natl. Acad. Sci (2003) vol:100, 11997-12002; J Neurosci. (2010) 30(49):16469-74; Nat Biotechnol. (2008) 26(7):808-16 and Nature (2011)478(7369):391-4). In addition, there are generally only two targets per cell for a ZFP Therapeutic which means that ZFNs and ZFP TFs need to be available in the cell in very low concentrations. In contrast, drugs that act on protein and RNA targets that are naturally present in higher cellular concentrations need to be administered in higher concentrations. Many small molecule and RNA-based approaches either affect multiple targets demonstrating so-called “off-target effects” or are toxic in the concentrations required to be therapeutically effective.

•	Be used transiently to obtain a permanent therapeutic effect. Permanent gene disruption, correction or addition requires only brief cellular expression of ZFNs.

THERAPEUTIC PRODUCT DEVELOPMENT

ZFP Therapeutic Product Development Programs

Product Candidate	Targeted Indication	Stage of Development	Protocol	Milestones
SB-728-T	HIV/AIDS	Phase 2	SB-728-902 Cohort 5	Trial initiated in January 2012

		Phase 1/2	SB-728-1101	Trial initiated in January 2012

		Phase 1/2	SB-728-1002	Trial initiated in October 2010 data in 2012

		Phase 1	SB-728-902	Enrollment completed

		Phase 1	SB-728-T*	Trial ongoing at University of Pennsylvania data in 1Q 2012
SB-313xTZ	Glioblastoma	Phase 1	GRm13Z40-2*	Trial ongoing at City of Hope

Table 1: Summary of ongoing clinical trials evaluating our ZFP Therapeutics.

*	Investigator sponsored trial

Human Immunodeficiency Virus (HIV) and Acquired Immunodeficiency Syndrome (AIDS)

Market Opportunity

HIV infection results in the death of immune system cells, particularly CD4+ T-cells, and thus leads to AIDS, a condition in which the body’s immune system is depleted to such a degree that the patient is unable to fight off common infections. Ultimately, these patients succumb to opportunistic infections or cancers. According to UNAIDS/WHO, over 2.7 million people were newly infected with HIV in 2010. An estimated 1.8 million people died of AIDS in the same year. There are now over 34 million people living with HIV and AIDS worldwide. The CDC estimates that, in the United States alone, there are 1.2 million people living with HIV/AIDS, approximately 50,000 new infections each year and more than 16,000 people with AIDS were estimated to have died in 2008.

Current Treatments and Unmet Medical Need

Currently, there are approximately 30 antiretroviral drugs approved by the FDA to treat people infected with HIV. These drugs fall into four major classes: reverse transcriptase inhibitors, protease inhibitors, integrase inhibitors and entry and fusion inhibitors. This latter class also includes a small molecule antagonist of the CCR5 receptor, Selzentry® (maraviroc). This drug is being used in combination with other antiretroviral agents for treatment-experienced adult patients infected with CCR5-tropic HIV-1 strains that are resistant to multiple antiretroviral agents. The drug carries a black box warning of liver toxicity.

As HIV reproduces, variants of the virus emerge, including some that are resistant to antiretroviral drugs. Therefore, doctors recommend that people infected with HIV take a combination of antiretroviral drugs known as highly active antiretroviral therapy, or HAART. This strategy typically combines drugs from at least three different classes of antiretroviral drugs. Currently available drugs do not cure HIV infection or AIDS. They can suppress the virus, even to undetectable levels, but they cannot eliminate HIV from the body. Hence, people with HIV need to take antiretroviral drugs continuously which can have significant side effects over time. There is no therapeutic approach available which protects CD4+ T-cells, reduces viral load and does not require daily dosing.

Sangamo’s Therapeutic Approach

Our therapeutic approach aims to use our ZFN-mediated gene editing technology to replicate a naturally occurring human mutation which renders individuals largely resistant to infection with the most common strain of HIV. CCR5 is a co-receptor for HIV entry into T-cells and, if CCR5 is not expressed on their surface, HIV infects them with lower efficiency. A population of individuals that is immune to HIV infection, despite multiple exposures to the virus, has been identified and extensively studied. The majority of these individuals have a natural mutation, CCR5 delta-32, resulting in the expression of a shortened, or truncated, and non-functional CCR5 protein. This mutation appears to have no observable deleterious effect. Individuals who carry the CCR5 delta-32 mutation on only one of their two CCR5 gene copies (heterozygotes), so-called “long term non-progressors” tend to take longer to develop AIDS. In addition, a study published in Blood in December 2010 reported an effective cure when an AIDS patient with leukemia received a bone marrow transplant from a “matched” donor with this CCR5 delta-32 mutation. This approach transferred the hematopoietic stem cells (HSCs) residing in the bone marrow from the delta-32 donor, and provided a self-renewable and potentially lifelong source of HIV-resistant immune cells. After transplantation, the AIDS patient was able to discontinue all anti-HIV drug treatments, CD4 counts increased, and viral load dropped to an undetectable level, demonstrating effective transplantation of protection from HIV infection.

We are using our ZFN-mediated gene disruption technology to disrupt the CCR5 gene in cells of a patient’s immune system to make these cells permanently resistant to HIV infection. The aim is to provide a population of HIV-resistant cells that can fight HIV and opportunistic infections mimicking the situation in individuals that carry the natural mutation. In December 2008, in collaboration with scientists at the University of Pennsylvania, an IND application was filed for a Phase 1 trial of our CCR5 ZFP Therapeutic, SB-728-T. This single-dose investigator-sponsored trial began enrolling subjects in February 2009, at the University of Pennsylvania. In September 2009, we filed an IND application and initiated a dose-escalation Phase 1 clinical trial (SB-728-902) of SB-728-T. Both Phase 1 studies were in HIV-infected individuals who were on HAART. The studies were designed primarily to evaluate the safety and tolerability of this ZFP Therapeutic approach; however, subjects’ CD4 T-cell counts, levels of CCR5-modified T-cells and viral burden were also monitored. Preliminary data from both trials were presented in the first quarter of 2011 and demonstrated that the approach was well-tolerated in these subjects. In addition, we observed durable engraftment and persistence of SB-728-T, the ability of these cells to traffic to the gut mucosa and improvements the overall CD4 T-cell count and the CD4:CD8 ratio in multiple subjects.

In October 2010, we also initiated a new Phase 1/2 study (SB-728-1002) to evaluate SB-728-T in HIV-infected individuals who are not yet on HAART. We have completed accrual of this trial. In January 2012, we announced the initiation of two new studies (SB-728-1101 and SB-728-902, Cohort 5), based on data from our Phase 1 trials that demonstrated a strong correlation between the estimated numbers of engrafted cells in which both copies of the CCR5 gene were modified (biallelic modification) and the reduction in viral load in treated subjects that underwent a HAART treatment interruption (TI). Using different approaches, both studies aim to increase the numbers of biallelically modified engrafted cells in SB-728-T-treated subjects and to evaluate the effect of increasing the numbers of these cells on the immune system and on viral load during a TI.

We also have a preclinical stage program to investigate this approach to treating HIV in hematopoietic stem cells and, with our collaborators at City of Hope and the University of Southern California, have funding for this program from a $14.5 million Disease Team Research Award granted by the California Institute for Regenerative Medicine (CIRM) of which we expect to receive $5.2 million in aggregate during the term of our four year collaboration. In addition, we have an early research stage program to develop our ZFN approach as an in-vivo application for which we received a Grand Challenges Explorations grant of $0.1 million from the Bill and Melinda Gates Foundation in 2009.

Glioblastoma Multiforme (GBM)

Clinicians at City of Hope (COH) are evaluating a ZFP Therapeutic that uses our ZFN technology to disrupt the expression of the gene encoding the glucocorticoid receptor in T-cells. Scientists at COH have developed an engineered protein known as an IL-13 “zetakine” that, when expressed in cytotoxic or “killer” T-cells, enables them to seek out and destroy glioblastoma cells in the brain. In an investigator-sponsored IND, patients have been treated with zetakine-modified T-cells which have shown significant anti-tumor activity. In this clinical protocol, T-cells are modified to express the zetakine. These modified cells are infused into the brain following surgery for the targeted elimination of residual tumor cells. Frequently, however, a glucocorticoid such as Decadron® must be administered to patients post-surgery to control brain swelling. Glucocorticoids inactivate or kill the therapeutic T-cells through a protein known as the glucocorticoid receptor (GR). Cells without a functional GR are drug-resistant and are therefore available to destroy tumor cells. The goal is to generate zetakine positive, GR-negative T-cells, thus enabling the full treatment effect to occur even in the presence of Decadron.

In December 2006, we entered into an exclusive license agreement with COH for use of the zetakine with our technology. We retain commercialization rights and COH receives success-based milestone and downstream payments. In 2009, our collaborators at COH filed an investigator-sponsored IND application for a Phase 1 clinical trial of this therapeutic and have an ongoing Phase 1 trial in subjects with recurrent/refractory GBM. However, due to changes in the standard of care for glioblastoma patients – namely the introduction of Avastin –subjects with recurrent GBM are not presenting with the same pattern of recurrent tumor as when the trial protocol was conceived. Thus, subjects whose clinical profiles fit the original trial design have been difficult to recruit. We expect that our collaborators will report data if, and when, they have treated an appropriate number of subjects.

Diabetic Neuropathy and Amyotrophic Lateral Sclerosis (ALS)

In October 2011, we announced that our Phase 2b study (SB-509-901) did not meet its primary or secondary clinical endpoints in subjects with moderate severity diabetic neuropathy (DN) as compared to placebo, and thus we ceased all development activities for this drug. SB-509 was an injectable plasmid encoding a ZFP TF designed to upregulate the endogenous expression of the gene encoding vascular endothelial growth factor (VEGF-A) and had been in clinical studies to evaluate its use to treat diabetic neuropathy and Amyotrophic Lateral Sclerosis (ALS) and in preclinical studies in models of stroke, spinal cord injury and traumatic brain injury.

ZFP Therapeutic Pre-Clinical Stage Programs

Hemophilia B

Hemophilia, a rare bleeding disorder in which the blood does not clot normally, is an example of a monogenic disease (a disease that is caused by a genetic defect in a single gene). There are several types of hemophilia caused by mutations in genes that encode factors which help the blood clot and stop bleeding when blood vessels are injured. The most prevalent form of the disease, hemophilia A, is caused by a defect in clotting Factor VIII while defects in clotting Factor IX lead to hemophilia B. The most severe forms of hemophilia affect males. According to the National Hemophilia Foundation, hemophilia A occurs in about one in every 5,000 male births in the US, and hemophilia B in about 1 in every 25,000. The standard treatment for individuals with hemophilia is replacement of the defective clotting factor with regular infusion of concentrates or recombinant factors, which are expensive, carry the risk of transmission of blood-borne diseases such as hepatitis and other viral infections, and sometimes stimulate the body to produce antibodies against the factors that inhibit the benefits of treatment. In these situations, other clotting factors such as Factor VII and X may be used to treat patients.

Using our ZFN-gene editing technology, we have published data demonstrating functional correction of the human factor IX gene in the liver by direct intravenous delivery of ZFNs in a mouse model of the disease (Nature (2011)475(7355):217-21). Further preclinical studies are ongoing to develop a treatment therapy for hemophilia B which will provide a permanent correction and reduce or eliminate the need for infusions of clotting factor products.

Parkinson’s Disease (PD)

Parkinson’s disease is a chronic, progressive disorder of the central nervous system and results from the loss of cells in a section of the brain called the substantia nigra. These cells produce dopamine, a chemical messenger responsible for transmitting signals within the brain. Loss of dopamine causes critical nerve cells, or neurons, in the brain, to fire out of control, leaving patients unable to direct or control their movement in a normal manner. The symptoms of Parkinson’s may include tremors, difficulty maintaining balance and gait, rigidity or stiffness of the limbs and trunk and general slowness of movement (also called bradykinesia). Patients may also eventually have difficulty walking, talking, or completing other simple tasks. Symptoms often appear gradually yet with increasing severity and the progression of the disease may vary widely from patient to patient. There is no cure for Parkinson’s disease. Drugs have been developed that can help patients manage many of the symptoms; however, they do not prevent disease progression. According to the Parkinson’s disease Foundation, approximately 60,000 Americans are diagnosed with PD each year and approximately one million people in the US live with the disease.

Glial cell line-derived neurotrophic factor (GDNF) is a potent neurotrophic factor that has shown promise in preclinical testing to slow or stop the progression of PD. In January 2007, we were awarded a two-year grant of $950,000 by The Michael J. Fox Foundation for Parkinson’s Research (MJFF) to support the development of a ZFP TF activator of GDNF to treat PD. We have published positive preclinical studies in a rat model of the disease in collaboration with scientists at the University of California, San Francisco (UCSF) (J Neurosci. (2010) 30(49):16469-74). In July 2010, we were awarded a second round of funding by MJFF to support further studies of ZFP TF activators of GDNF in non-human primates. The $900,000 award will be paid over a period of two years.

ZFP Therapeutic Research Programs

We also have several research stage ZFP Therapeutic programs in progress that use our ZFN-gene editing technology to address monogenic diseases. These include hemophilia A, hemoglobinopathies such as sickle cell anemia, lysosomal storage diseases and immune system disorders such as X-linked severe combined immunodeficiency (X-linked SCID).

CORPORATE RELATIONSHIPS

We are applying our ZFP technology platform to several commercial applications in which our products provide us and our strategic partners and collaborators with potential technical, competitive and economic advantages. Where and when appropriate, we have established and will continue to pursue corporate partnerships in non-therapeutic areas and ZFP Therapeutic strategic partnerships with selected pharmaceutical, biotechnology and chemical companies to fund internal research and development activities and to assist in product development and commercialization.

Collaboration and License Agreement with Shire AG in Human Therapeutics and Diagnostics

On January 31, 2012, we entered into a collaboration and license agreement with Shire AG (Shire), pursuant to which we will collaborate to research, develop and commercialize human therapeutics and diagnostics for hemophilia and other monogenic diseases based on our ZFP technology. Under the agreement, the two companies may develop potential human therapeutic or diagnostic products for seven gene targets. The initial four gene targets are blood clotting Factors VII, VIII, IX and X, and products developed for such initial gene targets would be used for treating or diagnosing hemophilia. Shire has the right, subject to certain limitations, to designate three additional gene targets. Pursuant to the Agreement, we have granted Shire an exclusive, world-

wide, royalty-bearing license, with the right to grant sublicenses, to use our ZFP technology for the purpose of developing and commercializing human therapeutic and diagnostic products for the gene targets.

The initial research term of the agreement is six years and is subject to extensions upon mutual agreement and under other specified circumstances. We are responsible for all research activities through the submission of an Investigative New Drug Application (IND) or European Clinical Trial Application (CTA), while Shire is responsible for clinical development and commercialization of products generated from the research program from and after the acceptance of an IND or CTA for the product. Shire will reimburse us for our internal and external research program-related costs.

Under the agreement, we received an upfront license fee of $13.0 million. In addition, for each gene target, we are eligible to receive milestone payments upon the achievement of specified research, regulatory, clinical development, commercialization and sales milestones. The total amount of potential milestone payments for each of the seven gene targets, assuming the achievement of all specified milestones in the Agreement, is $213.5 million. The milestone payments for each gene target through the acceptance of an IND or CTA submission total $8.5 million. We will also receive royalty payments that are a tiered double-digit percentage of net sales of products developed under the collaboration.

The agreement may be terminated by (i) us or Shire, in whole or in part, for the uncured material breach of the other party, (ii) us or Shire for the bankruptcy or other insolvency proceeding of the other party and (iii) Shire, in its entirety, beginning 24 months after the effective date of the agreement upon 90 days advance written notice. In addition, Shire may terminate the Agreement with respect to an individual gene target at any time, and under certain circumstances may designate a replacement gene target for a terminated gene target. As a result, actual future milestone payments could be lower than the amounts stated above

Agreement with Sigma-Aldrich Corporation in Laboratory Research Reagents, Transgenic Animal and Commercial Protein Production Cell-line Engineering

In July 2007, we entered into a license agreement with Sigma-Aldrich Corporation (Sigma). Under the license agreement, we agreed to provide Sigma with access to its proprietary ZFP technology and the exclusive right to use the technology to develop and commercialize research reagents products and services in the research field, excluding certain agricultural research uses that we previously licensed to Dow AgroSciences LLC. Under the agreement, we and Sigma agreed to conduct a three-year research program to develop laboratory research reagents using our ZFP technology during which time we assisted Sigma in connection with its efforts to market and sell services employing our technology in the research field. We transferred the ZFP manufacturing technology to Sigma.

In October 2009, we expanded the license agreement with Sigma. In addition to the original terms of the license agreement, Sigma received exclusive rights to develop and distribute ZFP-modified cell lines for commercial production of protein pharmaceuticals and certain ZFP-engineered transgenic animals for commercial applications. Under the terms of the agreement, Sigma made an upfront cash payment of $20.0 million, consisting of a $4.9 million purchase of 636,133 shares of our common stock, valued at $4.9 million, and a $15.1 million upfront license fee. The upfront license fee was recognized on a straight-line basis from the effective date of the expanded license through July 2010, which represents the period over which we were obligated to perform research services for Sigma. We are also eligible to receive commercial license fees of $5.0 million based on a percentage of net sales and sublicensing revenue and thereafter a reduced royalty rate of 10.5% of net sales and sublicensing revenue. During the term of the license agreement, Sigma is obligated to pay us minimum annual payments, a share of certain revenues received by Sigma from sublicensees, and royalty payments on the sale of licensed products and services. Sigma also has the right to sublicense the ZFP technology for research applications and we will receive 50% of any sublicensing revenues in the first two years and 25% of any sublicensing revenues thereafter. We retain the sole right to use and license our ZFP technology for GMP production purposes, for the production of materials used in or administered to humans, and for any other industrial commercial use. In addition, upon the achievement of certain cumulative commercial milestones Sigma will make milestone payments to us up to an aggregate of $25.0 million. The agreements may be terminated by Sigma at any time with a 90-day notice or by either party upon an uncured material breach of the other party. As a result, actual future milestone payments could be lower than the amounts stated above. In the event of any termination, all rights to use our ZFP technology will revert to us, and Sigma will no longer be permitted to practice our ZFP technology or to develop or, except in limited circumstances, commercialize any products derived from our ZFP technology. Through December 31, 2011, we have received approximately $43.6 million from Sigma under the collaboration agreement.

Agreement with Dow AgroSciences in Plant Agriculture

We and our collaborators have shown that ZFNs and ZFP TFs can be used to regulate and modify genes in plants. The ability to regulate gene expression with engineered ZFP TFs may lead to the creation of new plants that increase crop yields, lower production costs and are more resistant to herbicides, pesticides, and plant pathogens, which could permit the development of branded agricultural products with unique nutritional and processing characteristics. In addition, ZFNs may be used to facilitate the efficient and reproducible generation of transgenic plants.

In October 2005, we entered into an exclusive commercial license with DAS. Under this agreement, we provide DAS with access to our proprietary ZFP technology and the exclusive right to use the technology to modify the genomes or alter the nucleic acid or protein expression of plant cells, plants, or plant cell cultures. We have retained rights to use plants or plant-derived products to deliver ZFNs and ZFP TFs into humans or animals for diagnostic, therapeutic, or prophylactic purposes. Our agreement with DAS provided for an initial three-year research term. In June 2008, DAS exercised its option under the agreement to obtain a commercial license to sell products incorporating or derived from plant cells generated using our ZFP technology, including agricultural crops, industrial products and plant-derived biopharmaceuticals.

We agreed to supply DAS and its sublicensees with ZFNs and ZFP TFs for both research and commercial use over the initial three year period of the agreement and have amended and extended this provision. The agreement also provides for minimum sublicense fees each year due to us every October, provided the agreement is not terminated by DAS. Annual fees range from $250,000 to $3.0 million and total $25.3 million over 11 years. Furthermore, DAS has the right to sublicense our ZFP technology to third parties for use in plant cells, plants, or plant cell cultures, and we will be entitled to 25% of any cash consideration received by DAS under such sublicenses. We do not have any performance obligations with respect to the sublicensing activities to be conducted by DAS. DAS has the right to terminate the agreement at any time; accordingly, our actual sublicense fees over the term of the agreement could be lower than $25.3 million. In addition, each party may terminate the agreement upon an uncured material breach of the agreement by the other party. In the event of any termination of the agreement, all rights to use our ZFP technology will revert to us, and DAS will no longer be permitted to practice our ZFP technology or to develop or, except in limited circumstances, commercialize any products derived from our ZFP technology. We amended the agreement with DAS to extend the period of reagent manufacturing and research services through December 31, 2012. Through December 31, 2011, we have received approximately $39.8 million from DAS under the collaboration agreement.

Other Programs and Partners

Prior to our agreements with Sigma and DAS we marketed our ZFP TF and ZFN technology and intellectual property in products and areas outside ZFP Therapeutics directly to the pharmaceutical and biotechnology industry and established agreements in cell line engineering for pharmaceutical protein production and the development of transgenic animals.

Pharmaceutical Protein Production

The production of pharmaceutical proteins, such as therapeutic antibodies, is an important area of commercial growth. We and our collaborators have demonstrated that ZFP-engineered mammalian cells may be used to increase the yield of systems used for pharmaceutical protein production.

We have established several research collaborations in this area, including a research collaboration agreement with Pfizer Inc. (Pfizer) in December 2004 to use our ZFP technology to develop enhanced cell lines for protein pharmaceutical production. Under the terms of the agreement, Pfizer funded research at Sangamo and we provided our proprietary ZFP technology for Pfizer to assess its feasibility for use in mammalian cell-based protein production, and we had received all funding under the agreement in 2009. We also granted Pfizer a worldwide, non-exclusive license for the use of certain ZFN reagents to permanently eliminate the Glutamine Synthetase gene in Chinese Hamster Ovary cell lines and for the use of these ZFN-modified cells for clinical and commercial production of therapeutic proteins. We received a onetime payment of $3.0 million from Pfizer pursuant to this agreement.

In April 2007, we entered into a research and license agreement with Genentech, Inc. pursuant to which we provide Genentech with access to our proprietary ZFN technology for use in mammalian cell-based protein pharmaceutical production. Under this agreement, we developed and delivered to Genentech ZFNs capable of making certain targeted modifications to the genome of an identified Genentech cell line to generate cell lines with novel characteristics for protein pharmaceuticals. We also granted Genentech a non-exclusive, worldwide, sublicensable right to use our ZFNs to generate cell lines with novel characteristics for protein pharmaceutical production purposes and to generate the same targeted modifications in the Genentech cell lines using our ZFN technology. Genentech has paid us a total of $1.3 million under the agreement, which consists of an upfront fee, technology access fees and milestone payments for the achievement of research-based milestones. Genentech has continuing obligations to pay us an annual technology access fee and, for each product developed by Genentech containing a protein expressed by the modified cell line created using our ZFN technology, aggregate milestone payments of up to $5.4 million upon achievement of specified milestones relating to the development and commercialization of such products. The research and license agreement continues until the later of ten years or expiration of specified patents relating to our ZFN technology covered under the agreement. In addition, Genentech may terminate the research and license agreement upon thirty days written notice. Either party may terminate the agreement upon a material breach by the other party.

In February 2008, we expanded the relationship with Genentech by increasing the number of potential targets in the genome of the identified Genentech cell line against which Genentech may use or apply our ZFN technology in mammalian cell-based protein pharmaceutical production. Under this expanded agreement, Genentech paid us an up-front fee, an annual on-going technology access fee, and milestone payments upon achievement of specified milestones relating to the construction and delivery of ZFNs. In addition, for each product developed by Genentech containing a protein expressed by a modified cell line using our ZFN technology, Genentech will make aggregate milestone payments of up to $5.4 million upon the achievement of specified milestones relating to the development and commercialization of such products. Under the second license and research agreement, to date Genentech has paid us $0.4 million for an up-front fee, annual technology access fees and the achievement of research-based milestones. The expanded agreement continues until the later of ten years or expiration of specified patents relating to our ZFN technology covered under the agreement. In addition, Genentech may terminate at any time any research plan or license relating to a designated target. Either party may terminate the agreement upon a material breach by the other party.

Transgenic Animals

In April 2008, we entered into a license agreement with Open Monoclonal Technology, Inc. (OMT), pursuant to which we granted a royalty-bearing, non-exclusive, sublicensable worldwide license to OMT for the commercial use of a transgenic animal generated using our ZFN technology. In consideration of the license and rights granted to OMT, OMT paid us an upfront license fee, and will pay us for each product created or developed through use of our ZFN technology aggregate milestone payments of up to $0.9 million upon the achievement of certain specified clinical development milestones, a small percentage royalty on sales of any product developed using our ZFN technology and a low single-digit percentage share of payments received by OMT from sublicensees. For any given OMT product, OMT has the right to buy out its future royalty payment obligations under the license agreement by paying a lump sum fee to us. To date, OMT has paid us $0.3 million under the license agreement. The license agreement shall continue in effect until neither OMT nor we have any further payment obligations. OMT may terminate the license agreement at any time. Either party may terminate the agreement upon a material breach by the other party.

In July 2008, we entered into a research and license agreement with F. Hoffmann-La Roche Ltd and Hoffmann-La Roche Inc. (collectively, Roche), pursuant to which we provided Roche with access to aspects of our proprietary ZFN technology to generate ZFN-modified cell lines and animals having targeted modifications in a specified gene in a specified species, solely for research purposes. In December 2009, pursuant to the research and license agreement, Roche exercised an option to receive an exclusive, worldwide license to use such animals in the production of therapeutic and diagnostic products. This exclusive commercial license shall continue, on a country-by-country and product-by-product basis, until the later of 10 years after the first commercial sale in such country or the expiration of the last valid patent claim covering such product. Under the research and license agreement, to date Roche has paid us $0.6 million for research milestone payments, quarterly maintenance research fees and an option license fee. Roche has agreed to pay us an additional research fee upon the delivery of the ZFN specified in the research and license agreement, a quarterly ongoing research maintenance fee during the research term and milestone payments upon the achievement of certain clinical development milestones relating to products produced under such commercial license, and low-single digit royalties on sales of such products. The aggregate milestone payments for therapeutic products will not exceed $5.75 million, but the diagnostics milestone payments are not similarly capped. Under the research and license agreement, on a product-by-product basis, Roche has the right to buy out its future royalty payment obligations by paying specified fixed amounts. Roche has the right to terminate this research and license agreement in its entirety or in part (on a country and product basis) upon thirty days advance written notice. Either party may terminate the agreement upon a material breach by the other party.

Funding from Research Foundations

California Institute for Regenerative Medicine

In October 2009, the California Institute for Regenerative Medicine (CIRM), a State of California entity, granted a $14.5 million Disease Team Research Award to develop an AIDS-related lymphoma therapy based on the application of ZFP nuclease (ZFN) gene-editing technology in stem cells. The four year grant supports an innovative research project conducted by a multidisciplinary team of investigators, including investigators from the University of Southern California, City of Hope National Medical Center and Sangamo BioSciences. We expect to receive funding up to $5.2 million from the total amount awarded based on expenses incurred for research and development efforts by us as prescribed in the agreement. The award is intended to substantially fund our research and development efforts related to the agreement. The State of California has the right to receive, subject to the terms and conditions of the agreement, payments from us resulting from sales of a commercial product resulting from research and development efforts supported by the grant, not to exceed two times the amount we receive in funding under the agreement with CIRM. Through December 31, 2011, we have received $2.4 million in funding from CIRM under this agreement.

The Juvenile Diabetes Research Foundation International

In October 2006, we announced a partnership with the Juvenile Diabetes Research Foundation International (JDRF) to provide financial support to one of our Phase 2 human clinical studies (SB-509-601) of SB-509, a ZFP Therapeutic that is in development for the treatment of diabetic neuropathy. Under the agreement with JDRF, and subject to its terms and conditions, including our achievement of certain milestones associated with the Phase 2 clinical trial (SB-509-601) of SB-509 for the treatment of mild to moderate diabetic neuropathy, JDRF was obligated to pay us an aggregate amount of up to $3.0 million which was received in full by the end of 2009.

In January 2010, we amended the agreement and subject to its terms and conditions, JDRF agreed to provide additional funding of up to $3.0 million for our Phase 2b trial in diabetic neuropathy (SB-509-901) which partially funded expenses related to the trial. Under the amended agreement, we were obligated to use commercially reasonable efforts to carry out the Phase 2b trial and, thereafter, to develop and commercialize a product containing SB-509 for the treatment of diabetes and complications of diabetes. We were also obligated to cover all costs of the Phase 2b trial that were not covered by JDRF’s grant. In October 2011, we announced that the Phase 2b trial had failed to meet both its primary and secondary end-points and further development of SB-509 was discontinued. JDRF has the right, subject to certain limitations, to obtain an exclusive, sublicensable license to the intellectual property generated by us in the course of the Phase 2b trial, to make and commercialize products containing SB-509 for the treatment of diabetes and complications of diabetes. If JDRF obtains such a license, it is obligated to pay us a percentage of its revenues from product sales and sublicensing arrangements. If JDRF fails to satisfy its obligations to develop and commercialize a product containing SB-509 under the agreement, then their license rights will terminate and we will receive a non-exclusive, fully paid license, for any intellectual property developed during JDRF’s use of the license, to research, develop and commercialize products containing SB-509 for the treatment of diabetes and complications of diabetes. Through December 31, 2011 we have received $2.0 million in funding under the amended agreement with JDRF.

The Michael J. Fox Foundation

In January 2007, we entered into a partnership with the Michael J. Fox Foundation for Parkinson’s Research (MJFF) to provide financial support of our program to develop ZFP TFs to activate the expression of glial cell line-derived neurotrophic factor (GDNF) which has shown promise in preclinical testing to slow or stop the progression of Parkinson’s disease. Under the agreement with MJFF and subject to its terms and conditions, MJFF paid us $1.0 million, the total funds due under the agreement, over a period of two years. In June 2010, we received a commitment for renewed funding from MJFF to support further studies of ZFP TF activators of GDNF. Subject to the terms and conditions of the agreement, the $0.9 million award is being paid over a period of two years and is intended to substantially fund our research efforts related to the agreement. Revenue will be recognized based on expenses incurred by us pursuant to the research conducted as set forth in the agreement. Through December 31, 2011 we have received the entire $1.9 million in funding available under the agreements with MJFF.

The Bill and Melinda Gates Foundation

In May 2009, we announced that we were awarded a Grand Challenges Explorations Grant of $0.1 million by the Bill and Melinda Gates Foundation (Gates Foundation) to support research into the use of our ZFNs to develop an in vivo treatment of HIV/AIDS. We received the entire grant in 2009.

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

Technology Licenses

We have licensed intellectual property directed to the design, selection, and use of ZFPs, ZFNs and ZFP TFs for gene modification and regulation from the Massachusetts Institute of Technology, Johnson & Johnson, The Scripps Research Institute, The Johns Hopkins University, Harvard University, the Medical Research Council, the California Institute of Technology, City of Hope, and the University of Utah. These licenses grant us rights to make, use, and sell ZFPs, ZFNs, and ZFP TFs under 15 families of patent filings. As of February 1, 2012 these patent filings have resulted in 23 issued U.S. patents and 39 granted foreign patents, with 5 currently pending U.S. patent applications and 30 pending applications in foreign patent offices.

We believe that these in-licensed patents and patent applications include several of the early and important patent filings directed at the design, selection, composition and use of ZFPs, ZFNs and ZFP TFs, particularly the agreements with Johns Hopkins University, the Massachusetts Institute of Technology, Johnson & Johnson and The Scripps Research Institute.

Johns Hopkins University

We entered into a license agreement with the Johns Hopkins University on June 29, 1995, as subsequently amended, whereby Johns Hopkins University granted us a worldwide exclusive license to technology and patents relating to nuclease and gene targeting technology for all fields of use, including the right to sublicense. Under the license agreement, we are obligated to pay low single-digit royalties on licensed product sales, a low single-digit percentage of license fees received from sublicensees and a high single-digit or low teens percentage of sublicense royalties received from sublicensees for sales of products. We are subject to an annual minimum royalty, which we currently pay. The license agreement expires upon the expiration of the last patent covered by the license agreement. Based on currently issued patents, the license agreement will terminate on or about February 10, 2014. Johns Hopkins University may terminate the license agreement upon a material default by us that remains uncured following written notice. We may terminate the license agreement at any time upon six months’ written notice.

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

Johnson & Johnson

We entered into a sublicense agreement with Johnson & Johnson on May 9, 1996, whereby Johnson & Johnson granted us a worldwide exclusive sublicense to technology and patents for the research, development and commercialization of human and animal therapeutic and diagnostic products using engineered ZFPs, including the right to sublicense. These patents were originally exclusively licensed by Johnson & Johnson from The Scripps Research Institute. Under the sublicense agreement, we will pay low single-digit royalty payments based upon sales of license products by us or our sublicensees and a milestone payment upon the achievement of a commercial development milestone. The sublicense agreement expires upon the expiration of the last patent covered by the sublicense agreement. Based on currently issued patents and currently filed patent applications, the sublicense agreement will terminate on or about October 3, 2025. Johnson & Johnson has the right to terminate the sublicense agreement upon a breach or default by us that remains uncured following written notice of such default. We may terminate the sublicense agreement at any time upon sixty days’ written notice.

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

Sangamo Intellectual Property

In addition to our in-licensed patent portfolio, as of February 1, 2012, we had 96 families of Sangamo-owned or co-owned patent filings, including 81 issued U.S. patents, 204 granted foreign patents, 96 pending U.S. patent applications and 289 pending foreign patent applications. These patent filings are directed to the design, composition, and use of ZFPs, ZFNs, and ZFP TFs and TALE (Transcription activator-like effector) proteins. The earliest patents in our portfolio are set to begin expiring in 2015, with the majority of our currently issued patents expiring between 2019 and 2021. However, these patents in our estate may be subject to Patent Term Adjustment (due to delays in patent prosecution by the USPTO), Patent Term Extension (due to review of a patented product by a regulatory agency) or terminal disclaimer. Additionally, patents that may be issued from our pending applications will extend the patent exclusivity of our patent estate. Accordingly, all dates given above for patent expirations are estimates and the actual dates of expirations may differ.

We believe that our licensed patents and patent applications, as well as the issued Sangamo patents and pending Sangamo patent applications, in the aggregate, will provide us with a substantial intellectual property position in our commercial development of ZFP technology. In this regard, patents issued to us, applied for by us, or exclusively and non-exclusively licensed to us, cover the following types of inventions, processes and products:

•

ZFP and ZFN design, engineering and compositions: includes DNA target site selection and zinc finger binding domain design and nuclease domain design (see newly issued US7914796 and US8034598), target site arrays, ZFP libraries (see newly issued US7943553 and US7947469) databases and methods of construction, as well as methods to increase zinc finger binding specificity, linker designs (see newly issued US7928195), and methods of making modified plant zinc finger proteins;

•

ZFP targeted regulation of endogenous genes: methods relating to activation and inhibition of endogenous cellular genes (see newly issued US7985887), modulation of ZFP-regulated gene expression by small molecules, identification of accessible regions within chromatin, regulation of tocopherol synthesis in plants, and regulation of endogenous plant genes;

•

ZFP Therapeutics: Treatment of virally or microbially infected cells, cancer therapeutics such as methods to alter tumor growth, activation of endogenous PEDF for treatment of head and neck cancer, glioblastoma, prostate cancer and pancreatic cancer, regulation of angiogenesis (including newly issued US8012946 and US8071564), treatments for ischemic conditions, neuropathic pain, crushed nerves, Parkinson’s disease, chronic pain, diabetic neuropathy, peripheral vascular disease, ocular neovascularization including age-related macular degeneration (AMD), diabetic retinopathy (DR) and retinopathy of prematurity, modulation of cardiac contractility and methods to regulate the glucocorticoid receptor;

•	ZFN Therapeutics: Treatments for HIV (see newly issued US7951925), sickle cell anemia, and X-linked severe combined immunodeficiency (SCID);

•

Non-Therapeutic Applications of ZFPs: Methods for linking genes and phenotypes, identification of genes, analysis of gene regulation (see newly issued US7923542), structure and biological function, methods of agricultural biotechnology, methods of altering cellular differentiation state, methods of chromatin modification (see newly issued US8106255, exclusively licensed from University of Utah, and US8071370), and methods of introducing exogenous nucleic acids of interest into a safe harbor locus, and methods of genome editing (see newly issued US7888121 and US7972854);

•

Non-Therapeutic Applications of ZFNs: Methods for identification of regulatory DNA sequences, prediction of patient response to drug therapeutics, and development of cell lines for improved protein production (see newly issued US7785792); and

•	TALE protein methods of design and use (see published US application US20110301073).

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

The patent positions of pharmaceutical and biotechnology firms, including our patent position, are uncertain and involve complex legal and factual questions for which important legal tenets are largely unresolved. Patent applications may not result in the issuance of patents and the coverage claimed in a patent application may be significantly reduced before a patent is issued. Although we have filed for patents on some aspects of our technology, we cannot provide assurances that patents will be issued as a result of these pending applications or that any patent that has been or may be issued will be upheld. The laws of some foreign countries may not protect our proprietary rights to the same extent as do the laws of the United States. One of our licensed foreign patents, which forms the basis for five European Regional Phase patents, has been revoked as a result of an opposition by a third party. Our licensor, The Johns Hopkins University, appealed the revocation. In April 2007, the European Technical Board of Appeal released its decision dismissing the appeal. As of January 13, 2011, the re-examination of US patent number US6265196, licensed to us from The Johns Hopkins University, was terminated by the USPTO with the publication of a notice of intent to issue a Reexamination Certificate. In addition, in 2008, US5792640, also licensed from Johns Hopkins University, completed a first re-examination process and a re-exam certificate was issued on September 9, 2008. A second re-exam proceeding ordered on

November 4, 2008 was recently completed and a Reexamination Certificate was issued on January 5, 2011. These re-examination procedures have narrowed the scope of claims provided under the original patent issued. Accordingly, while we have preserved specific protection afforded under the original patent relating to our engineered ZFN technology, we do not have a valid claim over the full scope of the patent as originally issued.

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

Estimated Licensing Expenses

If we are successful in the development and commercialization of our products, we will be obligated by our license agreements to make milestone and royalty payments to some or all of the licensors mentioned above. For risks associated with our intellectual property, see “Risk Factors—Because it is difficult and costly to protect our proprietary rights, and third parties have filed patent applications that are similar to ours, we cannot ensure the proprietary protection of our technologies and products.” We plan to continue to license and to internally generate intellectual property covering the design, selection, composition, and use of ZFPs; the genes encoding these proteins; and the application of ZFPs, ZFNs, and ZFP TFs in ZFP Therapeutics, and non-therapeutic applications of the technology including applications in research and plant agriculture, and intellectual property relating to TALE design and use.

COMPETITION

We, and our licensed partners, are the leaders in the research, development, and commercialization of DNA binding proteins for the regulation of gene expression and gene modification. We are aware of several companies focused on other methods for regulating gene expression and modifying genes and a limited number of commercial and academic groups pursuing the development of ZFP gene regulation and gene modification technology. The field of applied gene regulation and gene modification is highly competitive and we expect competition to persist and intensify in the future from a number of different sources, including pharmaceutical, agricultural, and biotechnology companies; academic and research institutions; and government agencies that will seek to develop ZFPs as well as technologies that will compete with our ZFP technology platform.

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

•	Monoclonal antibody companies and product candidates from certain biotechnology firms such as Amgen Inc., Genentech, Inc. and Human Genome Sciences.

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

•

Nuclease technologies. Life Technologies, Inc. and Cellectis SA are developing TALE nucleases and Cellectis SA and Precision BioSciences, Inc. are developing meganucleases to accomplish gene modification.

•

Antisense therapeutics and RNA interference technology, including RNAi and microRNA, which are technologies that may compete with ZFP Therapeutics in the development of novel therapeutic products acting through the regulation of gene expression. These technologies are being developed by several companies including Alnylam Pharmaceuticals, Inc., Isis Pharmaceuticals, Inc. and Regulus Therapeutics, LLC.

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

Our ability to compete successfully will depend, in part, on our ability to:

•	develop safe and efficacious proprietary products;

•	obtain access to gene transfer technology on commercially reasonable terms;

•	obtain required regulatory approvals;

•	attract and retain qualified scientific and product development personnel;

•	obtain and enforce patents, licenses or other proprietary protection for our products and technologies;

•	formulate, manufacture, market and sell any product that we develop; and

•	develop and maintain products that reach the market first and are technologically superior to or are of lower cost than other products in the market.

GOVERNMENT REGULATION

The research, testing manufacturing and marketing of human therapeutics are extensively regulated in the United States and the rest of the world.

Before marketing in the United States, any therapeutic or pharmaceutical products we develop must undergo rigorous preclinical testing (generally conducted in animals) and clinical trials in humans and an extensive regulatory clearance process implemented by the U.S. Food and Drug Administration (FDA) under the federal Food, Drug and Cosmetic Act. The FDA regulates, among other things, the development, testing, manufacture, safety, efficacy, record keeping, labeling, storage, approval, advertising, promotion, sale, and distribution of biopharmaceutical products. The regulatory review and approval process, which includes preclinical testing and clinical trials of each product candidate, is lengthy, expensive and uncertain. Securing FDA approval requires the submission of extensive preclinical and clinical data and supporting information including manufacturing information and stability data to the FDA for each indication to establish a product candidate’s safety and efficacy. The approval process takes many years, requires the expenditure of substantial resources, involves post-marketing surveillance and may involve ongoing requirements for post-marketing studies.

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

We filed a Phase 1 clinical protocol for review by the RAC in the fourth quarter of 2004, an IND application in January 2005, and Phase 2 protocols for review by the FDA in 2006, 2007 and 2009 for our first product candidate, SB-509, for the potential treatment of diabetic neuropathy. In addition, in 2008 we filed an IND application for SB-509 for the treatment of ALS. We have also filed Phase 1 clinical protocols for review by the RAC for our HIV (SB-728-T) and glioblastoma programs (SB-313). Both of these program protocols received unanimous approval from this committee. In December 2008 and August 2009, we filed IND applications for SB-728-T for the treatment of HIV/AIDS leading to the initiation of Phase 1 studies in February and October 2009. In October 2010 and January 2012 we initiated Phase 1/2 clinical trials and a Phase 2 trial of this ZFP Therapeutic in subjects infected with HIV.

The results of the preclinical and clinical testing of a pharmaceutical product are submitted to the FDA in the form of a New Drug Application (NDA), or a Biologic License Application (BLA), for approval to commence commercial sales. In responding to an NDA or a BLA, the FDA may grant marketing approval, grant conditional approval (such as an accelerated approval), request additional information or deny the application if the FDA determines that the application does not provide an adequate basis for approval. Most research and development projects fail to produce data sufficiently compelling to enable progression through all of the stages of development and to obtain FDA approval for commercial sale. See also “Our potential therapeutic products are subject to a lengthy and uncertain regulatory process, and we may encounter unanticipated toxicity or adverse events or fail to demonstrate efficacy, causing us to delay, suspend or terminate the development of a ZFP Therapeutic. If these potential products are not approved, we will not be able to commercialize those products.” under “Risk Factors” below in Part I, Item 1A of this Form 10-K.

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

We have hired personnel with expertise in preclinical and clinical development of therapeutic programs, clinical manufacturing and products and clinical and regulatory affairs to assist us in developing our programs and obtaining appropriate regulatory approvals as required. We also intend to work with collaborators who have experience in clinical development to assist us in obtaining regulatory approvals for collaborative products. See Risk Factors—”Our potential therapeutic products are subject to a lengthy and uncertain regulatory process, and if these potential products are not approved, we will not be able to commercialize those products and—Regulatory approval, if granted, may be limited to specific uses or geographic areas which could limit our ability to generate revenues.”

EMPLOYEES

As of February 1, 2012, we had 83 full-time employees, all of whom are located at our headquarters in Richmond, California. None of our employees are represented by a collective bargaining organization or covered by a collective bargaining agreement, nor have we experienced work stoppages. We believe that our relations with our employees are good.

AVAILABLE INFORMATION

We were incorporated in June 1995.

Sangamo can be found on the internet at http://www.sangamo.com. We make available free of charge, on or through our internet site, our annual, quarterly, and current reports and any amendments to those reports filed or furnished pursuant to Section 13(a) of the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Information contained in our internet site is not part of, nor incorporated by reference into, this report.

ITEM 1A – RISK FACTORS

This Form 10-K contains forward-looking information based on our current expectations. Because our actual results may differ materially from any forward-looking statements made by or on our behalf, this section includes a discussion of important factors that could affect our actual future results, including, but not limited to, our revenues, expenses, net loss and loss per share.

Risks Relating to Development, Commercialization and Regulatory Approval of our Products and Technology

ZFP Therapeutics have undergone limited testing in humans and our ZFP Therapeutics may fail safety studies in clinical trials.

In December 2008, in collaboration with scientists at the University of Pennsylvania, we filed an IND application for a Phase 1 trial of our CCR5 ZFN-based therapeutic, SB-728-T, for treatment of HIV/AIDS. In September 2009, we announced the FDA’s review and acceptance of our IND application to initiate an open-label, repeat-dosing Phase 1 clinical trial of SB-728-T (SB-728-902). Preliminary data from these studies demonstrated that, to date, treatment of aviremic HIV-infected subjects with SB-728-T has been well-tolerated. We also have an on-going Phase 2 (SB-728-902, Cohort 5) and two Phase 1/2 trials (SB-728-1101 and 1002) for this indication. In addition, we have previously completed enrollment and the treatment phase of a Phase 1 and several Phase 2 clinical trials of our ZFP Therapeutic, SB-509, for diabetic neuropathy and ALS and the drug was well tolerated in these studies. However, if one of our ZFP Therapeutic fails one of its safety studies, it could reduce our ability to attract new investors and corporate partners.

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

In September 2011, we announced preliminary data from our Phase 1 clinical program to develop SB-728-T for the treatment of HIV/AIDS. The data demonstrated a statistically significant relationship between SB-728-T and the reduction of HIV/AIDS viral load. In January 2012, we initiated a Phase 2 clinical study (SB-728-902, Cohort 5) and a Phase 1/2 clinical study (SB-728-1101) for the treatment of HIV/AIDS. However, there is no guarantee that these and other future studies of SB-728-T in later stage trials involving larger patient groups may produce positive results.

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

In October 2011, we reported top-line date from our Phase 2b clinical study (SB-509-901) that did not meet the key primary or secondary endpoints for the study, and based on this data we decided to discontinue development of our SB-509 program. Following the termination of our SB-509 program, our most advanced clinical studies are our Phase 2 clinical trials for the treatment of HIV/AIDS and the Phase 1 trial for a treatment for recurrent glioblastoma multiforme. As a result, we may be perceived as a higher risk company due to the early stage of our development and commercialization of human therapeutics, which may subject us to new risks and challenges, including difficulties in attracting and retaining key employees, maintaining and gaining financial analyst coverage of our company and raising capital for our operations. In addition, the success of our business will be heavily dependent upon the results of clinical trials of our lead program for the treatment of HIV/AIDS, and we may not be able to mitigate or offset any negative effect on our operations or financial results due to delays, problems or failures of our HIV/AIDS program through the performance or potential of other preclinical or clinical programs.

We have limited experience in conducting clinical trials.

Our ZFP Therapeutics may fail to show the desired safety and efficacy in initial clinical trials. We have an ongoing Phase 2 trial and two Phase 1/2 studies of a ZFP Therapeutic for HIV/AIDS. However, the FDA will require additional clinical testing which involves significantly greater resources, commitments and expertise that may require us to enter into a collaborative relationship with a pharmaceutical company that could assume responsibility for late-stage development and commercialization. We have limited experience in conducting clinical trials and may not possess the necessary resources and expertise to complete such trials, and there is no guarantee that we will be able to enter into collaborative relationships with third parties that can provide us with the funding and expertise for such trials.

We may not be able to find acceptable patients or may experience delays in enrolling patients for our clinical trials.

We may experience difficulties or delays in recruiting and enrolling a sufficient number of patients to participate in our clinical trials due to a variety of reasons, including competition from other clinical trial programs for the same indication, failure of patients to meet our enrollment criteria and premature withdraws of patients prior to the completion of clinical trials. The FDA and institutional review boards may also require large numbers of patients, and the FDA may require that we repeat a clinical trial. Any delay resulting from our failure to enroll a sufficient number of patients on a timely basis may have a material adverse affect on our business.

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

•

may be suspended by a commercial partner, the FDA or us at any time if it is believed that the subjects participating in these trials are being exposed to unacceptable health risks or if the FDA finds deficiencies in the IND application or the conduct of these trials.

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

Regulatory approval, if granted, will be limited to specific uses or geographic areas, which could limit our ability to generate revenues.

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

Outside the United States, our ability to market a product is contingent upon receiving a marketing authorization from the appropriate regulatory authorities; therefore we cannot predict whether or when we would be permitted to commercialize our product. These foreign regulatory approval processes include all of the risks associated with FDA clearance described above.

Commercialization of our technologies will depend, in part, on strategic partnering with other companies. If we are not able to find partners in the future or our partners do not diligently pursue product development efforts, we may not be able to develop our technologies or products, which could slow our growth and decrease the value of our stock.

We expect to rely, to some extent, on our strategic partners to provide funding in support of our research and to perform independent research and preclinical and clinical testing. Our technology is broad based, and we do not currently possess the resources necessary to fully develop and commercialize potential products that may result from our technologies or the resources or capabilities to complete the lengthy marketing approval processes that may be required for the products. Therefore, we plan to rely on strategic partnerships to help us develop and commercialize ZFP Therapeutic products. If we are unable to find partners or if the partners we find are unable or unwilling to advance our programs, or if they do not diligently pursue product approval, this may slow our progress and defer our revenues. Our partners may sublicense or abandon development programs or we may have disagreements with our partners, which would cause associated product development to slow or cease. There can be no assurance that we will be able to establish strategic collaborations for ZFP Therapeutic product development. We may require significant time to secure collaborations or partners because we need to effectively market the benefits of our technology to these future collaborators and partners, which may direct the attention and resources of our research and development personnel and management away from our primary business operations. Further, each collaboration or partnering arrangement will involve the negotiation of terms that may be unique to each collaborator or partner. These business development efforts may not result in a collaboration or partnership.

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

Under typical partnering agreements we would expect to receive revenue for the research and development of a ZFP Therapeutic product based on achievement of specific milestones, as well as royalties based on a percentage of sales of the commercialized products. Achieving these milestones will depend, in part, on the efforts of our partner as well as our own. If we, or any partner, fail to meet specific milestones, then the partnership may be terminated, which could reduce our revenues. For more information on risks relating to our third party collaborative agreements, see “Risks Relating to our Collaborative Relationships.”

We may be unable to license gene transfer technologies that we may need to commercialize our ZFP technology.

In order to regulate or modify a gene in a cell, the ZFP must be efficiently delivered to the cell. We have licensed certain gene transfer technologies for our ZFP in research. We are evaluating these systems and other technologies that may need to be used in the delivery of ZFP into cells for in vitro and in vivo applications, including ZFP Therapeutics. However, we may not be able to license the gene transfer technologies required to develop and commercialize our ZFP Therapeutics. We have not developed our own gene transfer technologies, and we rely on our ability to enter into license agreements to provide us with rights to the necessary gene transfer technology. Our approach has been to license appropriate technology as required. The inability to obtain a license to use gene transfer technologies with entities which own such technology on reasonable commercial terms, if at all, could delay or prevent the preclinical evaluation, drug development collaborations, clinical testing, and/or commercialization of our therapeutic product candidates.

Our gene regulation and gene modification technology is relatively new, and if we are unable to use this technology in all our intended applications, it would limit our revenue opportunities.

Our technology involves a relatively new approach to gene regulation and gene modification. Although we have generated ZFPs for thousands of gene sequences, we have not created ZFPs for all gene sequences and may not be able do so, which could limit the usefulness of our technology. In addition, while we have demonstrated the function of engineered ZFNs and ZFP TFs in mammalian cells, yeast, insects, plants, and animals, we have not yet demonstrated clinical benefit of this technology in humans, and the failure to do so could restrict our ability to develop commercially viable products. If we, and our collaborators or strategic partners, are unable to extend our results to new commercially important genes, experimental animal models, and human clinical studies, we may be unable to use our technology in all its intended applications.

The expected value and utility of our ZFNs and ZFP TFs is in part based on our belief that the targeted modification of genes or specific regulation of gene expression may enable us to develop a new therapeutic approach as well as to help scientists better understand the role of genes in disease, and to aid their efforts in drug discovery and development. We also believe that the targeted gene addition gene regulation will have utility in agricultural applications. There is only a limited understanding of the role of specific genes in all these fields. Life sciences companies have developed or commercialized only a few products in any of these fields based on results from genomic research or the ability to regulate gene expression. We, our collaborators, or our strategic partners, may not be able to use our technology to identify and validate drug targets or to develop commercial products in the intended markets.

Effective delivery of ZFNs and ZFP TFs into the appropriate target cells and tissues is critical to the success of the therapeutic applications of our ZFP technology. In order to have a meaningful therapeutic effect, the ZFP Therapeutic must be delivered to sufficient numbers of cells in the targeted tissue. The ZFN or ZFP TF must be present in that tissue for sufficient time to effect either modification of a therapeutically relevant gene or regulation of its expression. In our current clinical and preclinical programs, we administer our ZFP Therapeutics as a nucleic acid that encodes the ZFN or ZFP TF. We use different formulations to deliver the ZFP Therapeutic depending on the required duration of expression, the targeted tissue and the indication that we intend to treat. In our gene editing technology, a permanent change in the targeted gene requires only a transient exposure to the ZFNs whereas the function of a ZFP TF requires it to be present in the cell in sufficient concentrations for as long as its effect is needed. In the ZFP Therapeutic applications that we are developing, it is not necessary to deliver our ZFP Therapeutic to every cell in a tissue. For example, in a ZFN gene modification approach to a monogenic disease such as hemophilia, in which the secreted Factor IX clotting factor is defective, gene correction in sufficient liver cells to yield circulating levels of corrected Factor IX that are as little as 5% of normal could have a significant benefit to the patient. However, there can be no assurances that we will be able to effectively deliver our ZFNs and ZFP TFs to produce a beneficial therapeutic effect.

We are conducting proprietary research to discover ZFP Therapeutic product candidates. These programs increase our financial risk of product failure, may significantly increase our research expenditures, and may involve conflicts with future collaborators and strategic partners.

Our proprietary research programs consist of research which is funded solely by us or by grant funding and in which we retain exclusive rights to therapeutic products generated by such research. This is in contrast to certain of our research programs that may be funded by corporate partners and in which we may share rights to any resulting products. Conducting proprietary research programs may not generate corresponding revenue and may create conflicts with our collaborators or strategic partners over rights to our intellectual property with respect to our proprietary research activities. Any conflict with our collaborators or strategic partners could reduce our ability to enter into future collaborations or partnering agreements and negatively impact our relationship with existing collaborators and partners which could reduce our revenue and delay or terminate our product development. As we continue to focus our strategy on proprietary research and therapeutic development, we expect to experience greater business risks, expend significantly greater funds and require substantial commitments of time from our management and staff.

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

We do not currently have the infrastructure or capability to manufacture, market and sell therapeutic products on a commercial scale.

In order for us to commercialize our therapeutic products directly, we would need to develop, or obtain through outsourcing arrangements, the capability to manufacture, market and sell our products on a commercial scale. Currently we do not have the ability nor the financial resources to establish the infrastructure and organizations needed to execute these functions, including such infrastructure needed for the commercialization of any product from our HIV/AIDS programs, which can be complex and costly. If we are unable to establish adequate manufacturing, sales, marketing and distribution capabilities, we will not be able to directly commercialize our therapeutics products, which would limit our future growth.

Risks Relating to our Industry

If our competitors develop, acquire, or market technologies or products that are more effective than ours, this would reduce or eliminate our commercial opportunity.

Any products that we or our collaborators or strategic partners develop by using our ZFP technology platform will enter into highly competitive markets. Even if we are able to generate ZFP Therapeutics that are safe and effective for their intended use, competing technologies may prove to be more effective or less expensive, which, to the extent these competing technologies achieve market acceptance, will limit our revenue opportunities. In some cases, competing technologies have proven to be effective and less expensive. Competing technologies may include other methods of regulating gene expression or modifying genes. ZFNs and ZFP TFs have broad application in the life sciences industry and compete with a broad array of new technologies and approaches being applied to genetic research by many companies. Competing proprietary technologies with our product development focus include:

•	For ZFP Therapeutics:

•	small molecule drugs;

•	monoclonal antibodies;

•	recombinant proteins;

•	gene therapy/cDNAs;

•	antisense;

•	siRNA and microRNA approaches;

•	TALE (transcription activator-like effector) technology; and

•	Meganucleases.

•	For our Non-Therapeutic Applications:

•	For protein production: gene amplification, meganucleases, TALE technology, insulator technology, mini-chromosomes;

•	For target validation: antisense, siRNA, TALE technology;

•	For plant agriculture: recombination approaches, mutagenesis approaches, meganucleases, TALE technology, mini-chromosomes; and

•	For transgenic animals: somatic nuclear transfer, embryonic stem cell, TALE and transposase technologies.

In addition to possessing competing technologies, our competitors include pharmaceutical and biotechnology companies with:

•	substantially greater capital resources than ours;

•	larger research and development staffs and facilities than ours; and

•	greater experience in product development and in obtaining regulatory approvals and patent protection.

These organizations also compete with us to:

•	attract qualified personnel;

•	attract parties for acquisitions, joint ventures or other collaborations; and

•	license the proprietary technologies of academic and research institutions that are competitive with our technology, which may preclude us from pursuing similar opportunities.

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

Even if the regulatory approval for genetically modified products developed under our agreement with DAS was obtained, our success will also depend on public acceptance of the use of genetically modified products including drugs, plants, and plant products. Claims that genetically modified products are unsafe for consumption or pose a danger to the environment may influence public attitudes. Our genetically modified products may not gain public acceptance. The subject of genetically modified organisms has received negative publicity in the United States and particularly in Europe, and such publicity has aroused public debate. The adverse publicity in Europe could lead to greater regulation and trade restrictions on imports of genetically altered products. Similar adverse public reaction or sentiment in the United States to genetic research and its resulting products could result in greater domestic regulation and could decrease the demand for our technology and products.

Risks Relating to our Finances

We have incurred significant operating losses since inception and anticipate that we will incur continued losses for the foreseeable future.

We have generated operating losses since we began operations in 1995. The extent of our future losses and the timing of profitability are uncertain, and we expect to incur losses for the foreseeable future. We have been engaged in developing our ZFP technology since inception, which has and will continue to require significant research and development expenditures. To date, we have generated our funding from issuance of equity securities, revenues derived from strategic partnering agreements, other collaborations in non-therapeutic applications of our technology, federal government research grants and grants awarded by research foundations. As of December 31, 2011, we had an accumulated deficit of $253.2 million. From 2005 to date, we have generated an aggregate of approximately $157.2 million in net proceeds from the sale of our equity securities. We expect to continue to incur additional operating losses for the next several years as we continue to expand and extend our research and development activities into human therapeutic product development. If the time required to generate significant product revenues and achieve profitability is longer than we currently anticipate or if we are unable to generate liquidity through equity financing or other sources of funding, we may be forced to curtail or suspend our operations.

We may be unable to raise additional capital, which would harm our ability to develop our technology and products.

We have incurred significant operating losses and negative operating cash flows since inception and have not achieved profitability. We expect capital outlays and operating expenditures to increase over the next several years as we expand our infrastructure and research and ZFP Therapeutic product development activities. While we believe our financial resources will be adequate to sustain our current operations at least through 2013, we may need to seek additional sources of capital through equity or debt financing. Since the financial crisis in 2008, the credit markets have experienced significant upheaval, while the equity market has exhibited a high degree of volatility. These external factors have contributed to the difficulty of emerging biotechnology companies to raise capital through equity or debt financing. While we have observed improvements in the capital market recently, we cannot be certain that this trend will continue or that we will not experience similar difficulties in accessing the capital market in the future. In addition, as we focus our efforts on proprietary human therapeutics, we will need to seek FDA approval of potential products, a process that could cost in excess of hundreds of millions of dollars per product. We cannot be certain that we will be able to obtain financing on terms acceptable to us, or at all. Our failure to obtain adequate and timely funding will materially adversely affect our business and our ability to develop our technology and ZFP Therapeutic products. Furthermore, any sales of additional equity securities may result in dilutions to our stockholders.

We are at the development phase of operations and may not succeed or become profitable.

We began operations in 1995 and are in the early phases of ZFP Therapeutic product development. We have incurred significant losses and our net losses for the three years ended December 31, 2011, 2010 and 2009 were $35.8 million, $24.9 million and $18.6 million, respectively. To date, our revenues have been generated from strategic partners, other collaborations in non-therapeutic applications of our technology, and federal government and research foundation grants. Our focus on higher-value therapeutic product development and related strategic partnerships requires us to incur substantial expenses associated with product development. In addition, the preclinical or clinical failure of any single product may have a significant effect on the actual or perceived value of our shares. Our business is subject to all of the risks inherent in the development of a new technology, which include the need to:

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

Risks Relating to our Relationships with Collaborators and Strategic Partners

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

Our collaborators and strategic partners may control aspects of our clinical trials, which could result in delays and other obstacles in the commercialization of our proposed products.

For some programs we may be dependent on third party collaborators and strategic partners to design and conduct our clinical trials. As a result, we may not be able to conduct these programs in the manner or on the time schedule we currently contemplate, which may negatively impact our business operations. In addition, if any of these collaborators or strategic partners withdraw support for our programs or proposed products or otherwise impair their development; our business could be negatively affected.

On January 31, 2012, we entered into a research and collaborative agreement with Shire AG (Shire), pursuant to which we are engaging in a joint program with Shire to research, develop and commercialize human therapeutics and diagnostics for hemophilia and other monogenic diseases based on our ZFP technology. Under this agreement, we are responsible for all research activities through the submission of an IND and European Clinical Trial Application (CTA), while Shire is responsible for clinical development and commercialization of products generated from the research program from and after the acceptance of an IND or CTA for the product. Under the agreement, we may be eligible to receive milestone payments upon the achievement of specified clinical development, commercialization and post-commercialization milestones. The total amount of potential milestone payments for each gene target, assuming the achievements of all specified milestones in the agreement, is $213.5 million. We will also receive royalty payments based on specified percentages of net sales of products. Once an IND or CTA is submitted, Shire will have control and broad discretion over all aspects of the clinical development and commercialization of any product developed under the program, and we will have little, if any, influence on how such programs will be conducted. Our lack of control over the clinical development of gene targets in our agreement with Shire could cause delays or other difficulties in the development and commercialization of our product candidates, which may prevent us from receiving any milestone, royalty payments and other benefits under the agreement.

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

In July 2007, we entered into a license agreement with Sigma to collaborate in the application and development of ZFP-based products for use in the laboratory research reagents markets. The agreement provides Sigma with access to our ZFP technology and the exclusive right to use our ZFP technology to develop and commercialize products for use as research reagents and to offer services in related research fields. This relationship was expanded in October 2009 when we amended our license agreement with Sigma to provide Sigma with the exclusive rights to develop and distribute ZFP-modified cell lines for commercial production of protein pharmaceuticals and, certain ZFP-engineered transgenic animals for commercial applications. In June 2008, following a research period, Dow AgroSciences (DAS) exercised its commercial license option under a license agreement with us relating to plant agriculture. This agreement provides DAS with the exclusive right to develop agricultural products using our ZFP technology in plant cells, plants, or plant cell cultures. Both companies also have the right to sublicense our technology in their respective areas. In addition to upfront payments, we may also receive additional license fees, shared sublicensing revenues, royalty payments and milestone payments depending on the success of the development and commercialization of the licensed products and services covered under both agreements. The commercial milestones and royalties are typically based upon net sales of licensed products.

We cannot be certain that we or our collaboration partners will succeed in the development of commercially viable products in these fields of use, and there is no guarantee that we or our collaboration partners will achieve the milestones set forth in the respective license agreements. To the extent we or our collaboration partners do not succeed in developing and commercializing products or if we or our collaboration partners fail to achieve such milestones, our revenues and benefits under the license agreements will be limited. In addition, the respective license agreements may be terminated by Sigma and DAS at any time by providing us with a 90-day notice. In the event Sigma or DAS decides to terminate the license agreements, our ability to generate revenue under such license agreements will cease.

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

We are a small company with 83 full-time employees as of February 1, 2012, and our success depends on our continued ability to attract, retain, and motivate highly qualified management and scientific personnel and our ability to develop and maintain important relationships with leading research and academic institutions and scientists. Competition for personnel and academic and other research collaborations is intense. The success of our technology development programs depends on our ability to attract and retain highly trained personnel. We have experienced a rate of employee turnover that we believe is typical of emerging biotechnology companies. If we lose the services of personnel with the necessary skills, it could significantly impede the achievement of our research and development objectives. We are not presently aware of any plans of specific employees to retire or otherwise leave the company. If we fail to negotiate additional acceptable collaborations with academic and other research institutions and scientists, or if our existing collaborations are unsuccessful, our ZFP Therapeutic development programs may be delayed or may not succeed.

Risks Relating to our Common Stock and Corporate Organization

Our stock price has been volatile and may continue to be volatile, which could result in substantial losses for investors.

During the quarter ended December 31, 2011, our common stock price ranged from a low of $2.36 to high of $3.45. During the past two fiscal years our common stock price has fluctuated, ranging from a low of $2.36 to a high of $8.66 during the year ended December 31, 2011, and a low of $2.96 to a high of $7.11 during the year ended December 31, 2010. The market instability caused by the financial crisis of 2008 has contributed to the volatility of our stock price. Volatility in our common stock could cause stockholders to incur substantial losses. An active public market for our common stock may not be sustained, and the market price of our common stock may continue to be highly volatile. The market price of our common stock has fluctuated significantly in response to various factors, some of which are beyond our control, including but not limited to the following:

•	announcements by us or collaborators providing updates on the progress or development status of ZFP Therapeutics; ;

•	data from clinical trials;

•	initiation or termination of clinical trials;

•	changes in market valuations of similar companies;

•	overall market and economic conditions;

•	deviations in our results of operations from the guidance given by us or estimates of securities analysts;

•	announcements by us or our competitors of new or enhanced products, technologies or services or significant contracts, acquisitions, strategic relationships, joint ventures or capital commitments;

•	regulatory developments;

•	additions or departures of key personnel;

•	future sales of our common stock or other securities by us, management or directors, liquidation of institutional funds that comprised large holdings of our stock; and

•	decreases in our cash balances.

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

ITEM 4 – MINE SAFETY DISCLOSURES

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

The high and low closing prices of our common stock for each quarterly period during the last two fiscal years as reported by the NASDAQ Global Market were as follows:

Common Stock

	Price
	High	Low
Year ended December 31, 2011
First Quarter	$8.66	$6.77
Second Quarter	$8.36	$5.59
Third Quarter	$6.52	$4.18
Fourth Quarter	$3.45	$2.36
Year ended December 31, 2010
First Quarter	$6.63	$4.76
Second Quarter	$6.47	$3.71
Third Quarter	$4.72	$2.96
Fourth Quarter	$7.11	$3.34

Holders

As of February 1, 2012, there were 78 holders of record of Sangamo’s common stock. This number does not include “street name” or beneficial holders, whose shares are held of record by banks, brokers, financial institutions and other nominees.

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

Selected Financial Data

	Year Ended December 31,
	2011	2010	2009	2008	2007
	(In thousands, except per share data)
Statement of Operations Data:
Total revenues	$10,319	$20,805	$22,187	$16,186	$9,098

Operating expenses:
Research and development	32,098	33,154	28,984	31,229	25,559
General and administrative	14,042	12,586	12,605	10,332	8,310

Total operating expenses	46,140	45,740	41,589	41,561	33,869

Loss from operations	(35,821)	(24,935)	(19,402)	(25,375)	(24,771)
Interest income, net	71	81	547	2,231	3,217
Other (expense)/income	—	—	268	(1,158)	74

Net loss	$(35,750)	$(24,854)	$(18,587)	$(24,302)	$(21,480)

Basic and diluted net loss per common share	$(0.71)	$(0.55)	$(0.44)	$(0.60)	$(0.58)

Shares used in computing basic and diluted net loss per common share	50,512	45,167	42,048	40,825	37,355

	As of December 31,
	2011	2010	2009	2008	2007
	(In thousands)
Balance Sheet Data:
Cash, cash equivalents, marketable securities, and interest receivable	$84,463	$60,622	$85,281	$65,025	$81,412
Working capital	78,488	54,222	70,116	54,221	72,437
Total assets	87,336	62,999	87,439	67,850	83,900
Accumulated deficit	(253,245)	(217,495)	(192,641)	(174,054)	(149,752)
Total stockholders’ equity	80,132	55,907	71,782	55,396	72,122

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

Overview

We are a clinical stage biopharmaceutical company focused on the research, development and commercialization of engineered DNA-binding proteins for the development of novel therapeutic strategies for unmet medical needs. Our scientific and business development endeavors currently focus on the engineering of novel zinc finger DNA-binding proteins (ZFPs) for the regulation and modification of genes. Our strategy is to develop highly specific ZFP nucleases (ZFNs) and ZFP transcription factors (ZFP TFs) through early stage clinical testing and strategically partner with biopharmaceutical companies to execute late-stage clinical trials and commercial development.

We have incurred net losses since inception and expect to incur losses in the future as we continue our research and development activities. To date, we have funded our operations primarily through the issuance of equity securities, borrowings, payments from corporate collaborations and research grants.

For the year ended December 31, 2011, we incurred a consolidated net loss of $35.8 million, or $0.71 per share, compared to a net loss of $24.9 million, or $0.55 per share, for the same period in 2010. As of December 31, 2011, we had cash, cash equivalents, marketable securities and interest receivable totaling $84.5 million compared to $60.6 million as of December 31, 2010. As of December 31, 2011, we had an accumulated deficit of $253.2 million.

Our revenues have consisted primarily of revenues from our corporate partners for ZFNs and ZFP TFs, contractual payments from strategic partners for research programs and research milestones, and research grant funding. We expect revenues will continue to fluctuate from period to period and there can be no assurance that new collaborations or partner funding will continue beyond their initial terms.

In the development of our ZFP technology platform, we are focusing our resources on higher-value ZFP Therapeutic product development and less on our non-therapeutic applications. We are conducting a Phase 2 and two Phase 1/2 clinical trials to evaluate a ZFP Therapeutic for the treatment of HIV/AIDS. Development of novel therapeutic products is costly and is subject to a lengthy and uncertain regulatory process by the FDA. Our future products will be gene-based therapeutics. Adverse events in both our own clinical program and other programs may have a negative impact on regulatory approval, the willingness of potential commercial partners to enter into agreements and the perception of the public.

In January 2012, we entered into a collaboration and license agreement with Shire AG (Shire), pursuant to which we will collaborate with Shire to research, develop and commercialize human therapeutics for hemophilia and other monogenic diseases based on our ZFP technology

The accompanying discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements and the related disclosures, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates, assumptions and judgments that affect the reported amounts in our consolidated financial statements and accompanying notes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe the following policies to be the most critical to an understanding of our financial condition and results of operations because they require us to make estimates, assumptions and judgments about matters that are inherently uncertain.

Revenue Recognition

Revenue is generally recognized when the four basic criteria of revenue recognition are met: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been rendered; (3) the fee is fixed and determinable; and (4) collectability is reasonably assured. Determination of criteria (3) and (4) is based on management’s judgments regarding the nature of the fee charged for products or services delivered and the collectability of those fees.

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

Multiple Element Arrangements prior to the adoption of ASU No. 2009-13, Revenue Recognition – Multiple Deliverable Revenue Arrangements (ASU 2009-13). For revenue arrangements entered into before January 1, 2011, that include multiple deliverables, the elements of such agreement were divided into separate units of accounting if the deliverables met certain criteria, including whether the fair value of the delivered items could be determined and whether there was evidence of fair value of the undelivered items. In addition, the consideration was allocated among the separate units of accounting based on their fair values, and the applicable revenue recognition criteria are considered separately for each of the separate units of accounting. Prior to the adoption of ASU 2009-13, we recognized nonrefundable signing, license or non-exclusive option fees as revenue when rights to use the intellectual property related to the license were delivered and over the period of performance obligations if we had continuing performance obligations. We estimated the performance period at the inception of the arrangement and reevaluated it each reporting period. Changes to these estimates were recorded on a prospective basis.

Multiple Element Arrangements after the adoption of ASU 2009-13. ASU 2009-13 amended the accounting standards for certain multiple element revenue arrangements to:

•	provide updated guidance on whether multiple elements exist, how the elements in an arrangement should be separated, and how the arrangement consideration should be allocated to the separate elements;

•

require an entity to allocate arrangement consideration to each element based on a selling price hierarchy, also called the relative selling price method, where the selling price for an element is based on vendor-specific objective evidence (“VSOE”), if available; third-party evidence (“TPE”), if available and VSOE is not available; or the best estimate of selling price (“ESP”), if neither VSOE nor TPE is available; and

•	eliminate the use of the residual method and require an entity to allocate arrangement consideration using the selling price hierarchy.

Since adoption of ASU 2009-13, we have not entered into new agreements and recognized revenues under this standard as of December 31, 2011. For future revenue agreements with multiple element arrangements, such as license and development agreements, we will allocate revenue to each non-contingent element based on the relative selling price of each element. When applying the relative selling price method, we determine the selling price for each deliverable using VSOE of selling price or TPE of selling price. If neither exists we use ESP for that deliverable. Revenue allocated is then recognized when the basic four revenue recognition criteria are met for each element.

Research and Development Expenses

We expense research and development expenses as incurred. Research and development expenses consist of direct and research-related allocated overhead costs such as facilities costs, salaries and related personnel costs, and material and supply costs. In addition, research and development expenses include costs related to clinical trials, validation of our testing processes and procedures and as well as related overhead expenses. Research and development costs incurred in connection with collaborator-funded activities are expensed as incurred. Costs to acquire technologies that are utilized in research and development that have no alternative future use are expensed as incurred. Expenses resulting from clinical trials are recorded when incurred based in part on factors such as estimates of work performed, patient enrollment, progress of patient studies and other events. We make good faith estimates that we believe to be accurate, but the actual costs and timing of clinical trials are highly uncertain, subject to risks and may change depending upon a number of factors, including our clinical development plan.

Share-Based Compensation

We measure and recognize compensation expense for all share-based payment awards made to our employees and directors, including employee stock options, employee stock purchases related to the Employee Share Purchase Plan (ESPP) and restricted stock units (RSUs), on estimated fair values. The fair value of share-based awards is amortized over the vesting period of the award using a straight-line method over the requisite service period.

To estimate the value of a stock option award and purchases related to ESPP, we use the Black-Scholes option pricing model. This model requires inputs such as expected life, expected volatility and risk-free interest rate. These inputs are subjective and generally require significant analysis and judgment to develop. While estimates of expected life and volatility are derived primarily from our historical data, the risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant commensurate with the expected life assumption. To estimate the value of RSUs, we use the closing market value of our common stock on the date the award is issued. Further, we are required to estimate forfeitures at the time of grant and revise those estimates in subsequent periods if actual forfeitures differ from those estimates. If factors change and different assumptions are employed in determining the fair value of stock-based awards, the stock based compensation expense recorded in future periods may differ significantly from what was recorded in the current period.

Results of Operations

Years Ended December 31, 2011, 2010 and 2009

Revenues

	Year Ended December 31,
	2011	2010	Change	% Change	2010	2009	Change	% Change
	(In thousands, except percentage values)
Revenues:
Collaboration agreements	$6,110	$16,819	$(10,709)	(64%)	$16,819	$21,553	$(4,734)	(22)%
Research grants	4,209	3,986	223	6%	3,986	634	3,352	529%

Total revenues	$10,319	$20,805	$(10,486)	(50%)	$20,805	$22,187	$(1,382)	(6)%

Total revenues consisted of revenues from collaboration agreements and research grants. We anticipate revenues over the next several years will primarily be derived from our collaboration agreements with Shire, Sigma-Aldrich Corporation (Sigma) and Dow AgroSciences LLC (DAS), a wholly owned subsidiary of Dow Chemical Corporation.

Revenues from our corporate collaboration agreements were $6.1 million in 2011, $16.8 million in 2010, and $21.6 million in 2009. The decrease in 2011 from 2010 was primarily due to the completion in July 2010 of the amortization period of revenues related to the commercial license fee received from Sigma under the expanded agreement of October 2009. The decrease in 2010 from 2009 was primarily due to decreased revenues of $4.5 million in connection with our license agreement with DAS which was mainly due to a decrease in amortized revenues associated with the commercial option fee paid by DAS in June 2008.

Research grant revenues were $4.2 million in 2011, $4.0 million in 2010 and $0.6 million in 2009. The increase in 2011 relates to $1.1 million of increased revenues from our agreement with the CHDI Foundation, Inc. (CHDI) to develop a novel therapeutic for Huntington’s disease, increased revenues of $0.7 million from the California Institute for Regenerative Medicine (CIRM) and increased revenues of $0.4 million for other research grants, partially offset by decreased revenues of $1.0 million related to funding from the Juvenile Diabetes Research Foundation International (JDRF) to support development of SB-509 for the development of diabetic neuropathy (DN) due to completion of our Phase 2b clinical trial SB-509-901. Additionally, we received $1.0 million in funds awarded and recognized as revenue for four qualifying therapeutic discovery projects under the Patient Protection and Affordable Care Act in 2010. The increase of $3.4 million in 2010 from 2009 was primarily due to an increase of $1.0 million from JDRF, $1.0 million from CIRM as well as $1.0 million for four qualifying therapeutic discovery projects funded under the Patient Protection and Affordable Care Act in 2010.

Operating Expenses

	Year Ended December 31,
	2011	2010	Change	% Change	2010	2009	Change	% Change
	(In thousands, except percentage values)
Operating expenses:
Research and development	$32,098	$33,154	$(1,056)	(3%)	$33,154	$28,984	$4,170	14%
General and administrative	14,042	12,586	1,456	12%	12,586	12,605	(19)	0%

Total operating expenses	$46,140	$45,740	$400	1%	$45,740	$41,589	$4,151	10%

Research and Development Expenses

We expect to continue to devote substantial resources to research and development in the future and expect research and development expenses to increase in the next several years if we are successful in advancing our HIV/AIDS program in the clinic and if we are able to progress our earlier stage ZFP Therapeutic product candidates into clinical trials. We also expect that expenses related to research performed under our collaboration and license agreement with Shire will increase our research and development expenses during the term of the agreement. Pursuant to the terms of the agreement with Shire, future expenses related to research activities related to the collaboration will be reimbursed by Shire, including employee and external research costs. The reimbursement funds received from Shire will be recognized as revenue as the costs are incurred and collection is assured.

Research and development expenses were $32.1 million in 2011 compared to $33.2 million in 2010 and $29.0 million in 2009. The decrease of $1.1 million in 2011 from 2010 was primarily due to decreased clinical and manufacturing expenses related to our SB-509 program, specifically our Phase 2b study in diabetic neuropathy, offset partially by increased spending on our HIV/AIDS program. The increase of $4.2 million in 2010 from 2009 was primarily due to increased clinical expenses related to diabetic neuropathy (DN), specifically our Phase 2b study. In October 2011, we announced that the SB-509-901 trial did not meet its primary or secondary clinical endpoints in subjects with moderate severity DN as compared to placebo and we decided not to pursue additional clinical development of the SB-509 program.

The main focus of our resources is on the development of ZFP therapeutics, and we have a novel therapeutic for HIV/AIDS in Phase 2 clinical trials. We also have preclincal projects in hemophilia and Parkinson’s disease as well as monogenic rare diseases. Additionally, under the collaboration and license agreement with Shire we are being funded by Shire to carry out all research activities through the submission of an Investigative New Drug Application or European Clinical Trial Application for the development of seven gene targets for potential human therapeutic products. The initial four gene targets are blood clotting Factors VII, VIII, IX and X, and products developed for such initial gene targets would be used for treating hemophilia. Shire has the right, subject to certain limitations, to designate three additional gene targets.

We also have two collaborations in non-therapeutic applications of our technology. Under the terms of the collaboration agreement with DAS, we provide manufacturing and research assistance for our ZFP technology through 2012. In addition, to the extent we receive royalties pursuant to these collaborations, we will incur fees related to certain technologies that we have in-licensed.

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

The table below shows research and development expenses for our two primary clinical development programs, SB-728-T and SB-509, as well as expenses associated with all other projects in our research and development pipeline. Other projects consist primarily of numerous pre-clinical research projects and activity associated with various research collaborations.

	Year Ended December 31, (In thousands)
Programs	2011	2010	2009
SB-728-T	$13,535	$7,079	$4,705
SB-509[1]	5,567	12,904	9,677
Other research and development projects	12,996	13,171	14,602

Total research and development expenses	$32,098	$33,154	$28,984

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

General and administrative expenses were $14.0 million in 2011, $12.6 million in 2010 and $12.6 million in 2009. The increase of $1.4 million in 2011 from 2010 was primarily due to increased professional services, including legal fees, and higher salaries and personnel related expenses due to higher headcount. There were no significant changes in general and administrative expenses in 2010 from 2009.

[1]	Program terminated in October 2011.

Interest income, net

Interest income, net, was $0.1 million in 2011 and 2010, compared to $0.5 million in 2009. The decrease in 2010 from 2009 was due to lower investment yields and lower average investment balances.

Other income

There was no other income in 2011 or 2010. Other income for 2009 was $0.3 million. Other income in 2009 was primarily comprised of net foreign currency remeasurement gains related to the cash balance held by our wholly-owned UK subsidiary, Gendaq Limited. The cash balance was transferred to our U.S. investment account in the third quarter of 2009.

Liquidity and Capital Resources

Liquidity

Since inception, we have incurred significant annual net losses and we have funded our operations primarily through the issuance of equity securities, payments from corporate collaborators and strategic partners and research grants.

As of December 31, 2011, we had cash, cash equivalents, marketable securities and interest receivable totaling $84.5 million compared to $60.6 million as of December 31, 2010. The increase was primarily attributable to the completion of an underwritten public offering of our common stock in April 2011, in which 6,700,000 shares of our common stock were sold at a public offering price of $7.70 per share. The net proceeds to us from the sale of shares in this offering, after deducting underwriting discounts and commissions and other offering expenses, were approximately $50.2 million. This was partially offset by the use of capital required to fund our continuing operations, including the advancement of our ZFP Therapeutic programs. Our most significant use of capital pertains to salaries and benefits for our employees and external development expenses, such as manufacturing and clinical trial activity, related to our ZFP Therapeutic programs. Our cash and investment balances are held in a variety of interest bearing instruments, including obligations of U.S. government agencies, U.S. treasury debt securities, corporate debt securities and money market funds. Cash in excess of immediate requirements is invested in accordance with our investment policy with a view toward capital preservation and liquidity.

In January, 2012, we entered into a collaboration and license agreement with Shire AG (Shire), pursuant to which we will collaborate with Shire to research, develop and commercialize certain gene targets in human therapeutics and diagnostics for hemophilia and other monogenic diseases based on our ZFP technology. Under the Agreement, we received an upfront license fee of $13.0 million. We are also eligible to receive milestone payments upon the achievement of specified research, regulatory, clinical development, commercialization and sales milestones. The total amount of potential milestone payments for each gene target, assuming the achievement of all specified milestones, is $213.5 million. The milestone payments for each gene target through the acceptance of an IND or CTA submission total $8.5 million. We will also receive royalty payments that are a tiered double-digit percentage of net sales of products developed under the collaboration.

Cash Flow

Net cash used in operating activities was $25.9 million in 2011, $23.9 million in 2010 and $6.1 million in 2009. For all periods, net cash used in operating activities primarily reflects our net operating losses. The increase in net cash used in operating activities in 2011 compared to 2010 was primarily the result of decreased cash received related to our revenues in 2011 as well as increased operating expenses. The increase in net cash used in operating activities in 2010 compared to 2009 was primarily the result of increased research and development expenses associated with our clinical operations and deferred revenues under our $15.0 million license agreement with Sigma, which was received in full in October 2009, but recognized through July 2010.

Net cash used in investing activities was $20.0 million in 2011. Net cash provided by investing activities was $12.4 million in 2010. Net cash used in investing activities was $19.2 million in 2009. Cash flows from investing activities for all periods primarily related to purchases, sales and maturities of investments.

Net cash provided by financing activities was $51.9 million in 2011, $1.2 million in 2010 and $26.8 million in 2009. Net cash provided by financing activities in 2011 was primarily attributable to the completion of an underwritten public offering of the our common stock in April 2011, in which 6,700,000 shares of our common stock were sold at a public offering price of $7.70 per share. The net proceeds to us from the sale of shares in this offering, after deducting underwriting discounts and commissions and other offering expenses, were approximately $50.2 million. Cash provided by financing activities in 2010 primarily related to proceeds from the issuance of common stock upon exercise of stock options. Cash provided by financing activities in 2009 were primarily attributable to the sale of our common stock. In October 2009, pursuant to the expanded license agreement with Sigma, we issued 636,000 shares of common stock valued at $7.73 per share to Sigma, resulting in proceeds of $4.9 million. Additionally, in October 2009, we completed an underwritten public offering of common stock, in which we sold an aggregate of 3,000,000 shares of common stock at a public offering price of $7.20 per share, resulting in net proceeds of approximately $20.9 million.

Operating Capital and Capital Expenditure Requirements

We anticipate continuing to incur operating losses for at least the next several years. While we expect our rate of cash usage to increase in the future, in particular to support our product development endeavors, we believe that the available cash resources as well as funds received from corporate collaborators, strategic partners and research grants will enable us to maintain our currently planned operations through 2013. Future capital requirements will be substantial and if our capital resources are insufficient to meet future capital requirements, we will need to raise additional capital to fund our operations, including ZFP Therapeutic development activities, through equity or debt financing. Additional capital may not be available on terms acceptable to us, or at all. If adequate funds are not available, or if the terms of potential funding sources are unfavorable, our business and our ability to develop our technology and our ZFP Therapeutic products would be harmed. Furthermore, any sales of additional equity securities may result in dilutions to our stockholders.

Our future capital requirements will depend on many forward looking factors, including the following:

•	the initiation, progress, timing and completion of clinical trials for our product candidates and potential product candidates;

•	the outcome, timing and cost of regulatory approvals;

•	the success of our collaboration agreement with Shire;

•	delays that may be caused by changing regulatory requirements;

•	the number of product candidates that we pursue;

•	the costs involved in filing and prosecuting patent applications and enforcing and defending patent claims;

•	the timing and terms of future in-licensing and out-licensing transactions;

•	the cost and timing of establishing sales, marketing, manufacturing and distribution capabilities;

•	the cost of procuring clinical and commercial supplies of our product candidates;

•	the extent to which we acquire or invest in businesses, products or technologies; and

•	the possible costs of litigation.

There is no provision for income taxes because we have only incurred losses since our inception. As of December 31, 2011, we had net operating loss carryforwards for federal and state income tax purposes of approximately $170.4 million and $162.1 million, respectively. If not utilized, the net federal and state operating loss carryforwards will begin to expire in 2012. We also have federal and state research tax credit carryforwards of $5.5 million and $5.4 million, respectively. The federal research credits will begin to expire in 2018 while the state research credits have no expiration date. Utilization of our net operating loss carryforwards and research tax credit carryforwards may be subject to substantial annual limitations due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. The annual limitation could result in the expiration of the net operating loss carryforwards and research tax credit carryforwards before use.

Contractual Obligations and Commercial Commitments

As of December 31, 2011, we had contractual obligations and commercial commitments as follows (in thousands):

	Payments Due by Period
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Operating leases	$1,633	$600	$1,033	$—	$—
License obligations	2,905	370	580	570	1,385

Total contractual obligations	$4,538	$970	$1,613	$570	$1,385

Operating leases consist of base rents for facilities we occupy in Richmond, California. License obligations consist of ongoing license maintenance fees associated with cancelable in-licensed patent agreements.

Recent Accounting Pronouncement

In October 2009, the FASB issued ASU No. 2009-13, Revenue Recognition – Multiple Deliverable Revenue Arrangements (ASU 2009-13). ASU 2009-13 updates revenue recognition standards for arrangements with multiple elements. The revised guidance provides for two significant changes to the existing multiple-element arrangements guidance. The first relates to the determination of when the individual deliverables included in a multiple-element arrangement may be treated as separate units of accounting. This change is significant as it will likely result in the requirement to separate more deliverables within an arrangement. The second change modifies the manner in which the transaction consideration is allocated across the separately identifiable deliverables. We may be required to exercise considerable judgment in determining the estimated selling price of delivered items under new agreements. We adopted this guidance prospectively beginning January 1, 2011. There was no effect on the financial statements for fiscal year 2011 as we did not enter into or modify any such agreements as contemplated by the new standard. However, we expect that this adoption could have a material impact on our financial statements going forward, including on the accounting for the collaboration agreement with Shire.

In June 2011, Accounting Standards Codification Topic 220, Comprehensive Income was amended to increase the prominence of items reported in other comprehensive income. Accordingly, a company can present all non-owner changes in stockholders’ equity either in a single continuous statement of comprehensive income or in two separate but consecutive statements. We plan to adopt this guidance as of January 1, 2012 on a retrospective basis and do not expect the adoption thereof to have a material effect on our consolidated financial statements.

ITEM 7A – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk relates to our cash, cash equivalents and investments. The goals of our investment policy are preservation of capital, fulfillment of liquidity needs and capturing a market rate of return based on our investment policy parameters and market conditions. We select investments that maximize interest income to the extent possible within these guidelines. To achieve our goals, we maintain a portfolio of cash equivalents and investments in securities of high credit quality and with varying maturities to match projected cash needs. As of December 31, 2011, none of our securities have maturities exceeding one year.

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

ITEM 8 – FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

SANGAMO BIOSCIENCES, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Sangamo BioSciences, Inc.

We have audited the accompanying consolidated balance sheets of Sangamo BioSciences, Inc. as of December 31, 2011 and 2010, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sangamo BioSciences, Inc. as of December 31, 2011 and 2010, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Sangamo BioSciences Inc.’s internal control over financial reporting as of December 31, 2011, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 22, 2012 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

San Jose, California

February 22, 2012

SANGAMO BIOSCIENCES, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2011	2010
	(In thousands, except share and per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$16,766	$10,784
Marketable securities	67,366	49,501
Interest receivable	331	337
Accounts receivable	919	366
Prepaid expenses	310	326

Total current assets	85,692	61,314
Property and equipment, net	1,603	1,673
Other assets	41	12

Total assets	$87,336	$62,999

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$5,515	$5,654
Accrued compensation and employee benefits	1,672	1,357
Deferred revenue	17	81

Total current liabilities	7,204	7,092

Commitments and contingencies
Stockholders’ equity:
Common stock, $0.01 par value; 80,000,000 shares authorized, 52,554,795 and 45,377,739 shares issued and outstanding at December 31, 2011 and 2010, respectively	526	454
Additional paid-in capital	332,839	272,954
Accumulated deficit	(253,245)	(217,495)
Accumulated other comprehensive income / (loss)	12	(6)

Total stockholders’ equity	80,132	55,907

Total liabilities and stockholders’ equity	$87,336	$62,999

See accompanying Notes to Consolidated Financial Statements.

SANGAMO BIOSCIENCES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2011	2010	2009
	(In thousands, except per share amounts)
Revenues:
Collaboration agreements	$6,110	$16,819	$21,553
Research grants	4,209	3,986	634

Total revenues	10,319	20,805	22,187

Operating expenses:
Research and development	32,098	33,154	28,984
General and administrative	14,042	12,586	12,605

Total operating expenses	46,140	45,740	41,589

Loss from operations	(35,821)	(24,935)	(19,402)
Interest income, net	71	81	547
Other income	—	—	268

Net loss	$(35,750)	$(24,854)	$(18,587)

Basic and diluted net loss per share	$(0.71)	$(0.55)	$(0.44)

Shares used in computing basic and diluted net loss per share	50,512	45,167	42,048

See accompanying Notes to Consolidated Financial Statements.

SANGAMO BIOSCIENCES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income/ (Loss)	Total Stockholders’ Equity
	Shares	Amount
	(In thousands, except share data)
Balances at December 31, 2008	41,057,077	$410	$228,764	$(174,054)	$276	$55,396
Issuance of common stock in connection with underwritten public offering	3,000,000	30	20,830	—	—	20,860
Issuance of common stock in connection with license agreement	636,133	6	4,911	—	—	4,917
Issuance of common stock upon exercise of stock options and in connection with restricted stock units	160,159	2	486	—	—	488
Issuance of common stock under employee stock purchase plan	141,040	2	497	—	—	499
Stock-based compensation	—	—	8,467	—	—	8,467
Comprehensive loss:
Net unrealized loss on marketable securities	—	—	—	—	(258)	(258)
Net loss	—	—	—	(18,587)	—	(18,587)

Comprehensive loss	—	—	—	—	—	(18,845)

Balances at December 31, 2009	44,994,409	$450	$263,955	$(192,641)	$18	$71,782
Issuance of common stock upon exercise of stock options and in connection with restricted stock units	249,156	2	736	—	—	738
Issuance of common stock under employee stock purchase plan	134,174	2	445	—	—	447
Stock-based compensation	—	—	7,818	—	—	7,818
Comprehensive loss:
Net unrealized loss on marketable securities	—	—	—	—	(24)	(24)
Net loss	—	—	—	(24,854)	—	(24,854)

Comprehensive loss	—	—	—	—	—	(24,878)

Balances at December 31, 2010	45,377,739	$454	$272,954	$(217,495)	$(6)	$55,907
Issuance of common stock in connection with underwritten public offering	6,700,000	67	50,152	—	—	50,219
Issuance of common stock upon exercise of stock options and in connection with restricted stock units	324,416	3	1,191	—	—	1,194
Issuance of common stock under employee stock purchase plan	152,640	2	461	—	—	463
Stock-based compensation	—	—	8,081	—	—	8,081
Comprehensive loss:
Net unrealized gain on marketable securities	—	—	—	—	18	18
Net loss	—	—	—	(35,750)	—	(35,750)

Comprehensive loss	—	—	—	—	—	(35,732)

Balances at December 31, 2011	52,554,795	$526	$332,839	$(253,245)	$12	$80,132

See accompanying Notes to Consolidated Financial Statements.

SANGAMO BIOSCIENCES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2011	2010	2009
	(In thousands)
Operating activities:
Net loss	$(35,750)	$(24,854)	$(18,587)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	646	676	572
Amortization of premium / discount on marketable securities	1,576	1,187	288
Stock-based compensation	8,081	7,818	8,467
Net loss on disposal of property and equipment	—	—	34
Other	—	—	(302)
Net changes in operating assets and liabilities:
Interest receivable	6	4	(147)
Accounts receivable	(553)	(297)	431
Prepaid expenses and other assets	(13)	97	(96)
Accounts payable and accrued liabilities	(139)	3,196	(1,390)
Accrued compensation and employee benefits	315	(28)	997
Deferred revenue	(64)	(11,733)	3,596

Net cash used in operating activities	(25,895)	(23,934)	(6,137)

Investing activities:
Purchases of marketable securities	(112,974)	(100,027)	(79,406)
Maturities of marketable securities	83,411	113,096	60,500
Proceeds from sales of marketable securities	10,139	—	—
Purchases of property and equipment	(576)	(695)	(272)

Net cash provided by / (used in) investing activities	(20,000)	12,374	(19,178)

Financing activities:
Proceeds from issuance of common stock	51,877	1,185	21,846
Issuance of common stock in connection with license agreements	—	—	4,917

Net cash provided by financing activities	51,877	1,185	26,763

Effect of exchange rate changes on cash	—	—	302

Net increase / (decrease) in cash and cash equivalents	5,982	(10,375)	1,750
Cash and cash equivalents, beginning of period	10,784	21,159	19,409

Cash and cash equivalents, end of period	$16,766	$10,784	$21,159

See accompanying Notes to Consolidated Financial Statements.

SANGAMO BIOSCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Sangamo

Sangamo BioSciences, Inc. (the Company) was incorporated in the State of Delaware on June 22, 1995 and is focused on the development and commercialization of novel transcription factors for gene regulation and gene modification. Sangamo’s gene regulation and gene modification technology platform is enabled by the engineering of a class of transcription factors known as zinc finger DNA-binding proteins (ZFPs). Potential applications of Sangamo’s technology include development of human therapeutics, plant agriculture and enhancement of pharmaceutical protein production. Sangamo will require additional financial resources to complete the development and commercialization of its products including ZFP Therapeutics.

Sangamo is currently working on a number of long-term development projects that will involve experimental and unproven technology. The projects may require several years and substantial expenditures to complete and ultimately may be unsuccessful. The Company plans to finance operations with available cash resources, funds received under research grants and collaborations and strategic partnerships, and from the issuance of equity or debt securities. Sangamo believes that its available cash, cash equivalents and investments as of December 31, 2011, along with expected revenues collaborations and strategic partnerships, will be adequate to fund its operations through 2013. Sangamo will need to raise substantial additional capital to fund subsequent operations and complete the development and commercialization of its products either through significant corporate partnerships, research grants or issuance of equity securities. Sangamo may seek to raise additional capital when conditions permit; however, there is no assurance funding will be available on favorable terms, if at all.

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

Marketable Securities

Sangamo classifies its marketable securities as available-for-sale and records its investments at estimated fair value based on quoted market prices or observable market inputs of almost identical assets, with the unrealized holding gains and losses included in accumulated other comprehensive income.

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

Fair Value of Financial Instruments

The carrying amounts for financial instruments consisting of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate fair value due to their short maturities. Marketable securities are stated at their estimated fair values, based on quoted market prices for the same or similar instruments. The counterparties to the agreements relating to the Company’s investment securities consist of the US Treasury, various major corporations, governmental agencies and financial institutions with high credit standing.

Property and Equipment

Property and equipment are stated at cost, less accumulated depreciation and amortization. Depreciation is calculated using the straight-line method based on the estimated useful lives of the related assets (generally three to five years). For leasehold improvements, amortization is calculated using the straight-line method based on the shorter of the useful life or the lease term. The Company reviews its property, plant and equipment assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

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

In 2011 and 2010, the Company did not record foreign currency remeasurement gains or losses. In 2009, the Company recorded a foreign currency remeasurement gain of $0.3 million.

Comprehensive Loss

Comprehensive loss is comprised of net loss and other comprehensive income (loss) which primarily consist of unrealized gains/(losses) on marketable securities. Comprehensive loss for the years ended December 31, 2011, 2010 and 2009 is included in the statement of stockholders’ equity.

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

Multiple Element Arrangements prior to the adoption of ASU No. 2009-13, Revenue Recognition—Multiple Deliverable Revenue Arrangements (ASU 2009-13). For revenue arrangements entered into before January 1,

2011, that include multiple deliverables, the elements of such agreement were divided into separate units of accounting if the deliverables met certain criteria, including whether the fair value of the delivered items could be determined and whether there was evidence of fair value of the undelivered items. In addition, the consideration was allocated among the separate units of accounting based on their fair values, and the applicable revenue recognition criteria are considered separately for each of the separate units of accounting. Prior to the adoption of ASU 2009-13, the Company recognized nonrefundable signing, license or non-exclusive option fees as revenue when rights to use the intellectual property related to the license were delivered and over the period of performance obligations if the Company had continuing performance obligations. The Company estimated the performance period at the inception of the arrangement and reevaluated it each reporting period. Changes to these estimates were recorded on a prospective basis.

Multiple Element Arrangements after the adoption of ASU 2009-13. ASU 2009-13 amended the accounting standards for certain multiple element revenue arrangements to:

•	provide updated guidance on whether multiple elements exist, how the elements in an arrangement should be separated, and how the arrangement consideration should be allocated to the separate elements;

•

require an entity to allocate arrangement consideration to each element based on a selling price hierarchy, also called the relative selling price method, where the selling price for an element is based on vendor-specific objective evidence (“VSOE”), if available; third-party evidence (“TPE”), if available and VSOE is not available; or the best estimate of selling price (“ESP”), if neither VSOE nor TPE is available; and

•	eliminate the use of the residual method and require an entity to allocate arrangement consideration using the selling price hierarchy.

Since adoption of ASU 2009-13, the Company has not entered into new agreements and recognized revenues under this standard as of December 31, 2011. For future revenue agreements with multiple element arrangements, such as license and development agreements, the Company will allocate revenue to each non-contingent element based on the relative selling price of each element. When applying the relative selling price method, the Company determines the selling price for each deliverable using VSOE of selling price or TPE of selling price. If neither exists the Company uses ESP for that deliverable. Revenue allocated is then recognized when the basic four revenue recognition criteria are met for each element.

Additionally, the Company recognizes milestone payments, which are subject to substantive contingencies, upon completion of specified milestones, which represents the culmination of an earnings process, according to contract terms. Fees from licensees upon sublicensing Sangamo technologies by them to third parties (sublicense fees) are recognized as revenue in the period such fees are due. Minimum annual sublicense fees are also recognized as revenue in the period in which such fees are due. Royalties are generally recognized as revenue upon the receipt of the related royalty payment. The Company recognizes cost reimbursement revenue under collaborative agreements as the related research and development costs for services are rendered. Deferred revenue represents the portion of research or license payments received which have not been earned.

Sangamo’s research grants are typically multi-year agreements and provide for the reimbursement of qualified expenses for research and development as defined under the terms of the grant agreement. Revenue under grant agreements is recognized when the related qualified research expenses are incurred.

During 2011, revenues related to Sigma-Aldrich Corporation (Sigma), Dow AgroSciences LLC (DAS), California Institute for Regenerative Medicine (CIRM) and CHDI Foundation, Inc. (CHDI) represented 15%, 43%, 18% and 11% of total revenues, respectively. During 2010, revenues related to Sigma and DAS represented 59% and 21%, respectively, of total revenues. During 2009, revenues related to Sigma and DAS represented 50% and 40%, respectively, of total revenues.

Research and Development Expenses

Research and development costs are expensed as incurred. Research and development expenses consist of direct and research-related allocated overhead costs such as facilities costs, salaries and related personnel costs, and material and supply costs. In addition, research and development expenses include costs related to clinical trials, validation of our testing processes and procedures and as well as related overhead expenses. Research and development costs incurred in connection with collaborator-funded activities are expensed as incurred. Costs to acquire technologies that are utilized in research and development that have no alternative future use are expensed as incurred.

Stock-Based Compensation

The Company measures and recognizes compensation expense for all share-based payment awards made to Sangamo employees and directors, including employee share options, restricted stuck units (RSUs) and employee share purchases related to the Employee Share Purchase Plan (ESPP), based on estimated fair values at grant date. The fair value of equity-based awards is amortized over the vesting period of the award using a straight-line method.

To estimate the value of an award, the Company uses the Black-Scholes option pricing model. This model requires inputs such as expected life, expected volatility and risk-free interest rate. These inputs are subjective and generally require significant analysis and judgment to develop. While estimates of expected life and volatility are derived primarily from the Company’s historical data, the risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant commensurate with the expected life assumption. Further, the Company is required to estimate forfeitures at the time of grant and revise those estimates in subsequent periods if actual forfeitures differ from those estimates. The Company uses historical data to estimate pre-vesting option forfeitures and record stock-based compensation expense only for those awards that are expected to vest.

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

Because Sangamo is in a net loss position, diluted net loss per share excludes the effects of common stock equivalents consisting of options, which are all anti-dilutive. The total stock options outstanding excluded from the calculation of diluted net loss per share at the end of 2011, 2010 and 2009 were 8,346,190, 8,109,901 and 7,469,501, respectively.

Segments

The Company operates in one segment. Management uses one measurement of profitability and does not segregate its business for internal reporting. As of December 31, 2011 and 2010, all of the Company’s assets were maintained in the U.S. For the years ended December 31, 2011, 2010 and 2009, 100% of revenues and operating expenses were generated and incurred in the U.S.

Recent Accounting Pronouncement

In October 2009, the FASB issued ASU 2009-13. ASU 2009-13 updates revenue recognition standards for arrangements with multiple elements. The revised guidance provides for two significant changes to the existing multiple-element arrangements guidance. The first relates to the determination of when the individual deliverables included in a multiple-element arrangement may be treated as separate units of accounting. This change is significant as it will likely result in the requirement to separate more deliverables within an arrangement. The second change modifies the manner in which the transaction consideration is allocated across the separately identifiable deliverables. The Company may be required to exercise considerable judgment in determining the estimated selling price of delivered items under new agreements. The Company adopted this guidance prospectively beginning January 1, 2011. There was no effect on 2011 financial statements as the Company did not enter into or materially amend any such agreements. However, the Company expects that this adoption could have a material impact on its financial statements going forward, including on the accounting for the collaboration agreement with Shire AG (Shire).

NOTE 2 – INVESTMENTS AND FAIR VALUE MEASUREMENT

The table below summarizes the Company’s available-for-sale securities (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
December 31, 2011
Cash equivalents:
Money market funds	$15,258	—	—	$15,258

Total	15,258	—	—	15,258

Marketable securities:
U.S. government sponsored entity debt securities	27,020	—	(7)	27,013
U.S. treasury debt securities	751	1	—	752
Corporate debt securities	39,583	18	—	39,601

Total	67,354	19	(7)	67,366

Total cash equivalents and marketable securities	$82,612	$19	$(7)	$82,624

December 31, 2010
Cash equivalents:
Money market funds	$9,390	—	—	$9,390

Total	9,390	—	—	9,390

Marketable securities:
U.S. government sponsored entity debt securities	42,141	—	(6)	42,135
U.S. treasury debt securities	4,806	1	—	4,807
Corporate debt securities	2,560	—	(1)	2,559

Total	49,507	1	(7)	49,501

Total cash equivalents and marketable securities	$58,897	$1	$(7)	$58,891

As of December 31, 2011, all of investments had maturity dates within one year and there were no material unrealized losses during 2011. The Company had no realized losses for the year ended December 31, 2011 and no other-than-temporary impairments of available-for-sale securities for the years ended December 31, 2011, 2010 and 2009.

Fair Value Measurement

The Company measures certain financial assets at fair value on a recurring basis, including cash equivalents and available-for-sale securities. The fair value of these assets was determined based on a three-tier hierarchy under the authoritative guidance for fair value measurements and disclosures that prioritizes the inputs used in measuring fair value as follows:

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

The fair value measurements of cash equivalents and available-for-sale marketable securities are identified at the following levels within the fair value hierarchy (in thousands):

	December 31, 2011 Fair Value Measurements
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents:
Money market funds	$15,258	$15,258	$—	$—

Total	15,258	15,258	—	—
Marketable securities:
U.S. government sponsored entity debt securities	27,013	—	27,013	—
U.S. treasury debt securities	752	—	752	—
Corporate debt securities	39,601	—	39,601	—

Total	67,366	—	67,366	—

Total cash equivalents and marketable securities	$82,624	$15,258	$67,366	$—

	December 31, 2010 Fair Value Measurements
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents:
Money market funds	$9,390	$9,390	$—	$—

Total	9,390	9,390	—	—
Marketable securities:
U.S. government sponsored entity debt securities	42,135	—	42,135	—
U.S. treasury debt securities	4,807	—	4,807	—
Corporate debt securities	2,559	—	2,559	—

Total	49,501	—	49,501	—

Total cash equivalents and marketable securities	$58,891	$9,390	$49,501	$—

NOTE 3 – STOCK-BASED COMPENSATION

The following table shows total stock-based compensation expense recognized in the consolidated statements of operations (in thousands):

	Year Ended December 31,
	2011	2010	2009
Research and development	$3,769	$3,612	$4,115
General and administrative	4,312	4,206	4,352

Total stock-based compensation expense	$8,081	$7,818	$8,467

As of December 31, 2011, total compensation cost related to unvested stock options to be recognized in future periods was $9.4 million, which is expected to be expensed over a weighted-average period of 2.48 years. As of December 31, 2011, total compensation cost related to unvested RSUs to be recognized in future periods was $1.4 million, which is expected to be expensed over a weighted-average period of 2.93 years. There was no capitalized stock-based employee compensation cost as of December 31, 2011.

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

The weighted–average assumptions used for estimating the fair value of the employee stock options are as follows:

	Year Ended December 31,
	2011	2010	2009
Risk-free interest rate	0.93-2.11%	1.5-2.6%	2.0-2.2%
Expected life of option	5.39-5.41 yrs	5.23-5.41 yrs	5.31-5.38 yrs
Expected dividend yield of stock	0%	0%	0%
Expected volatility	0.83-0.86	0.83-0.84	0.83

The weighted–average assumptions used for estimating the fair value of the ESPP purchase rights are as follows:

	Year Ended December 31,
	2011	2010	2009
Risk-free interest rate	0.05-0.61%	0.2-1.0%	0.2-0.9%
Expected life of option	0.5-2.0 yrs	0.5-2.0 yrs	0.5-2.0 yrs
Expected dividend yield of stock	0%	0%	0%
Expected volatility	0.58-0.85	0.62-1.14	0.63-1.97

NOTE 4 – MAJOR CUSTOMERS, PARTNERSHIPS AND STRATEGIC ALLIANCES

Collaboration Agreements

Agreement with Sigma-Aldrich Corporation in Laboratory Research Reagents, Transgenic Animal and Commercial Protein Production Cell-line Engineering

In July 2007, Sangamo entered into a license agreement with Sigma. Under the license agreement, Sangamo agreed to provide Sigma with access to its proprietary ZFP technology and the exclusive right to use the technology to develop and commercialize research reagent products and services in the research field, excluding certain agricultural research uses that Sangamo previously licensed to Dow AgroSciences LLC. Under the agreement, Sangamo and Sigma agreed to conduct a three-year research program to develop laboratory research reagents using Sangamo’s ZFP technology during which time Sangamo agreed to assist Sigma in connection with its efforts to market and sell services employing the Company’s ZFP technology in the research field. Sangamo has transferred the ZFP manufacturing technology to Sigma.

In October 2009, Sangamo expanded its license agreement with Sigma. In addition to the original terms of the license agreement, Sigma received exclusive rights to develop and distribute ZFP-modified cell lines for commercial production of protein pharmaceuticals and certain ZFP-engineered transgenic animals for commercial applications. Under the terms of the agreement, Sigma made an upfront cash payment of $20.0 million consisting of a $4.9 million purchase of 636,133 shares of Sangamo common stock, valued at $4.9 million, and a $15.1 million upfront license fee. The upfront license fee was recognized on a straight-line basis from the effective date of the expanded license through July 2010, which represents the period over which Sangamo was obligated to perform research services for Sigma. Sangamo is also eligible to receive commercial license fees of $5.0 million based upon a percentage of net sales and sublicensing revenue and thereafter a reduced royalty rate of 10.5% of net sales and sublicensing revenue. In addition, upon the achievement of certain cumulative commercial milestones Sigma will make milestone payments to Sangamo up to an aggregate of $25.0 million.

License fee and milestone revenues related to the Sigma agreements were $0.7 million, $11.6 million and $11.1 million during 2011, 2010 and 2009, respectively. Royalty revenues under the Sigma agreement were $0.9 million, $0.7 million and $0.3 million during 2011, 2010 and 2009, respectively. Related costs and expenses incurred under the Sigma agreement were $0.5 million, $1.2 million and $2.6 million during 2011, 2010 and 2009, respectively.

Agreement with Dow AgroSciences in Plant Agriculture

In October 2005, Sangamo entered into an exclusive commercial license with DAS. Under this agreement, Sangamo is providing DAS with access to its proprietary ZFP technology and the exclusive right to use the technology to modify the genomes or alter the nucleic acid or protein expression of plant cells, plants, or plant cell cultures. Sangamo has retained rights to use plants or plant-derived products to deliver ZFP transcription factors (ZFP TFs) or ZFP nucleases (ZFNs) into humans or animals for diagnostic, therapeutic, or prophylactic purposes. The Company’s agreement with DAS provided for an initial three-year research term. In June 2008, DAS exercised its option under the agreement to obtain a commercial license to sell products incorporating or derived from plant cells generated using the Company’s ZFP technology, including agricultural crops, industrial products and plant-derived biopharmaceuticals. The exercise of the option triggered a one-time commercial license fee of $6.0 million, payment of the remaining $2.3 million of the previously agreed $4.0 million in research milestones, development and commercialization milestone payments for each product, and royalties on sales of products. Furthermore, DAS has the right to sublicense Sangamo’s ZFP technology to third parties for use in plant cells, plants, or plant cell cultures, and Sangamo will be entitled to 25% of any cash consideration received by DAS under such sublicenses. In December 2010, the Company amended its agreement with DAS to extend the period of reagent manufacturing services through December 31, 2011 and research services through December 31, 2012.

The agreement also provides for minimum sublicense fees each year due to Sangamo every October, provided the agreement is not terminated by DAS. Annual fees range from $250,000 to $3.0 million and total $25.3 million over 11 years. The Company does not have any performance obligations with respect to the sublicensing activities to be conducted by DAS. DAS has the right to terminate the agreement at any time; accordingly, the Company’s actual sublicense fees over the term of the agreement could be lower than $25.3 million. In addition, each party may terminate the agreement upon an uncured material breach of the agreement by the other party. In the event of any termination of the agreement, all rights to use the Company’s ZFP technology will revert to Sangamo, and DAS will no longer be permitted to practice Sangamo’s ZFP technology or to develop or, except in limited circumstances, commercialize any products derived from the Company’s ZFP technology.

Revenues under the agreement were $4.5 million, $4.4 million and $8.8 million during 2011, 2010 and 2009, respectively. Related costs and expenses incurred under the agreement were $0.9 million, $0.7 million and $0.6 million during 2011, 2010 and 2009, respectively.

Funding from Research Foundations

California Institute for Regenerative Medicine

In October 2009, the CIRM, a State of California entity, granted a $14.5 million Disease Team Research Award to develop an AIDS-related lymphoma therapy based on the application of ZFN gene-editing technology in stem cells. The four year grant supports an innovative research project conducted by a multidisciplinary team of investigators, including investigators from the University of Southern California, City of Hope National Medical Center and Sangamo BioSciences. Sangamo expects to receive funding up to $5.2 million from the total amount awarded based on expenses incurred for research and development efforts by Sangamo as prescribed in the agreement, and subject to its terms and conditions. The award is intended to substantially fund Sangamo’s research and development efforts related to the agreement. The State of California has the right to receive, subject to the terms and conditions of the agreement between Sangamo and CIRM, payments from Sangamo resulting from sales of a commercial product resulting from research and development efforts supported by the grant, not to exceed two times the amount Sangamo receives in funding under the agreement with CIRM.

Revenues attributable to research and development performed under the CIRM grant agreement for AIDS-related lymphoma therapy were $1.7 million, $1.0 million and $0 during 2011, 2010 and 2009, respectively.

CHDI Foundation, Inc.

In April 2011, Sangamo entered into an agreement with the CHDI to develop a novel therapeutic for Huntington’s disease based on Sangamo’s proprietary ZFP technology. The ZFP therapeutic approach will target the gene that causes Huntington’s disease, an inherited neurodegenerative disease for which there are currently no therapies available to slow the disease progression. Under the agreement with CHDI, and subject to its terms and conditions, CHDI will pay the Company $1.3 million, the total funds due under the agreement, over a period of one year which is intended to substantially fund the Company’s research efforts related to the agreement.

Revenues attributable to research and development performed under the CHDI collaboration agreement were $1.1 million during 2011.

The Michael J. Fox Foundation for Parkinson’s Research

In January 2007, Sangamo entered into an agreement with the Michael J. Fox Foundation for Parkinson’s Research (MJFF) to provide financial support of a program to develop Sangamo’s ZFP TFs to activate the expression of glial cell line-derived neurotrophic factor (GDNF) that has shown promise in preclinical testing to slow or stop the progression of Parkinson’s disease. Under the agreement with MJFF, and subject to its terms and conditions, MJFF paid the Company $1.0 million, the total funds due under the agreement, over a period of two years. In June 2010, Sangamo received a commitment for renewed funding from MJFF to support further studies of ZFP TF activators of GDNF. Subject to the terms and conditions of the agreement, the $0.9 million award was paid over a period of two years and was intended to substantially fund the Company’s research efforts related to the agreement. As of December 31, 2011, all revenues under the agreement have been recognized.

Revenues attributable to research and development performed under the MJFF agreement were $0.4 million in 2011 and 2010 and $0 in 2009.

The Juvenile Diabetes Research Foundation International

In October 2006, Sangamo entered into an agreement with the Juvenile Diabetes Research Foundation International (JDRF) to provide financial support for one of Sangamo’s Phase 2 human clinical studies (SB-509-601) of the Company’s product candidate SB-509, a ZFP Therapeutic ® that was in development for the treatment of diabetic neuropathy. In January 2010, JDRF and Sangamo amended the agreement and, subject to its terms and conditions, JDRF agreed to provide additional funding of up to $3.0 million for a Phase 2b trial in diabetic neuropathy (SB-509-901) which was intended to partially fund expenses related to the trial. Under the amended agreement, Sangamo was obligated to use commercially reasonable efforts to carry out the Phase 2b trial and, thereafter, to develop and commercialize a product containing SB-509 for the treatment of diabetes and complications of diabetes. Sangamo is obligated to cover all costs of the Phase 2b trial that are not covered by JDRF’s grant.

On October 3, 2011, the Company announced that the SB-509-901 trial did not meet its primary or secondary clinical endpoints in subjects with moderate severity diabetic neuropathy as compared to placebo. Further, the Company decided not to pursue additional clinical development of the SB-509 program. Upon termination of the program and pursuant to the terms of the agreement, JDRF may have the right, subject to certain limitations, to obtain an exclusive, sublicensable license, to the intellectual property generated by the Company in the course of the Phase 2b trial, to make and commercialize products containing SB-509 for the treatment of diabetes and complications of diabetes. If JDRF obtains such a license, it is obligated to pay Sangamo a percentage of its revenues from product sales and sublicensing arrangements. If JDRF fails to satisfy its obligations to develop and commercialize a product containing SB-509 under the agreement, then their license rights will terminate and Sangamo will receive a non-exclusive, fully paid license, for any intellectual property developed during JDRF’s use of the license, to research, develop and commercialize products containing SB-509 for the treatment of diabetes and complications of diabetes.

Revenues attributable to research and development activities performed under the JDRF agreements were $0.5 million, $1.5 million and $0.5 million during 2011, 2010 and 2009, respectively.

Funding from Other Sources

Qualifying Therapeutic Discovery Project Program

In October 2010, Sangamo was awarded a total of $1.0 million in grants for four qualifying therapeutic discovery projects under the Patient Protection and Affordable Care Act. There was no such funding in 2011 or 2009.

NOTE 5 – PROPERTY AND EQUIPMENT

Property and equipment consist of the following (in thousands):

	December 31,
	2011	2010
Laboratory equipment	$2,851	$2,406
Furniture and fixtures	442	403
Leasehold improvements	1,036	944

	4,329	3,753
Less accumulated depreciation	(2,726)	(2,080)

	$1,603	$1,673

Depreciation and amortization expense was $0.6 million, $0.7 million and $0.6 million for 2011, 2010 and 2009, respectively.

NOTE 6 – COMMITMENTS

Sangamo occupies office and laboratory space under operating leases in Richmond, California that expire in August 2014. Rent expenses were $0.6 million for 2011, 2010 and 2009. Future minimum payments under contractual obligations at December 31, 2011 consist of the following (in thousands):

Fiscal Year:	Operating Lease
2012	$600
2013	616
2014	417
Thereafter	—

Total minimum payments	$1,633

NOTE 7 – STOCKHOLDERS’ EQUITY

Convertible Preferred Stock

All outstanding convertible preferred stock converted into common stock upon consummation of the Company’s initial public offering in April 2000. The Company has 5,000,000 preferred shares authorized, which may be issued at the Board’s discretion.

Common Stock

In April 2011, Sangamo completed an underwritten public offering of its common stock, in which the Company sold an aggregate of 6,700,000 shares of its common stock at a public offering price of $7.70 per share. The net proceeds to Sangamo from the sale of shares in this offering, after deducting underwriting discounts and commissions and other estimated offering expenses, were approximately $50.2 million.

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

Stock Incentive Plan

Sangamo’s 2004 Stock Incentive Plan (the 2004 Plan), which supersedes the 2000 Stock Incentive Plan (the 2000 Plan), provides for the issuance of common stock and grants of options for common stock to employees, officers, directors and consultants. The exercise price per share will be no less than 85 percent of the fair value per share of common stock on the option grant date, and the option term will not exceed ten years. If the person to whom the option is granted is a 10 percent stockholder, and the option granted qualifies as an Incentive Stock Option Grant, then the exercise price per share will not be less than 110 percent of the fair value per share of common stock on the option grant date, and the option term will not exceed five years. Options granted under the 2004 Plan generally vest over four years at a rate of 25 percent one year from the grant date and one thirty-sixth per month thereafter and expire ten years after the grant, or earlier upon employment termination. Options granted under the 2004 Plan may be exercised prior to vesting, with the related shares subject to Sangamo’s right to repurchase the shares that have not vested at the issue price if the option holder terminates employment. The right of repurchase lapses over the original option vesting period, as described above. Approximately 6.5 million shares were initially reserved for issuance pursuant to the 2000 Plan and the 2004 Plan. The number of shares authorized for issuance under the 2004 Plan automatically increases on the first trading day of the fiscal year by an amount equal to 3% of the total number of shares of the Company’s common stock outstanding on the last trading day of the preceding fiscal year, but in no event shall any such increase exceed 1.75 million shares per year. During 2011, 2010 and 2009, 1,361,332, 1,349,832 and 1,231,712 additional shares, respectively, were authorized for issuance under the 2004 Plan pursuant to the evergreen increase feature of such plan.

Employee Stock Purchase Plan

Sangamo’s 2010 Employee Stock Purchase Plan (Purchase Plan), which supersedes the 2000 Employee Stock Purchase Plan, provides a total reserve of 2,100,000 shares of common stock for issuance under the Purchase Plan. Eligible employees may purchase common stock at 85 percent of the lesser of the fair market value of Sangamo’s common stock on the first day of the applicable two-year offering period or the last day of the applicable six-month purchase period.

The weighted-average estimated fair value per share of ESPP purchase rights during 2011, 2010 and 2009 were $1.62, $2.76 and $3.11, respectively, based upon the assumptions in the Black-Scholes valuation model described in Note 1.

Stock Option Activity

A summary of Sangamo’s stock option activity is as follows:

	Number of Shares	Weighted- Average Exercise per Share Price	Weighted Average Remaining Contractual Term
			(In years)
Options outstanding at December 31, 2010	8,109,901	$6.54	7.30
Options granted	836,000	$4.65
Options exercised	(303,353)	$4.10
Options canceled	(296,358)	$11.04

Options outstanding at December 31, 2011	8,346,190	$6.28	6.78

Options exercisable at December 31, 2011	5,455,800	$7.00	5.84

There were no shares subject to Sangamo’s right of repurchase as of December 31, 2011. The intrinsic value of options exercised during 2011 was $1.0 million and the intrinsic value of options exercised during both 2010 and 2009 was $0.5 million.

At December 31, 2011, the aggregate intrinsic values of the outstanding and exercisable options were $0.1 million and $16,122, respectively. The aggregate intrinsic value of shares vested and expected to vest during 2011, 2010 and 2009 was $0.1 million, $11.2 million, $7.4 million, respectively.

The weighted-average fair value per share of options granted during 2011, 2010 and 2009 was $3.20, $3.85 and $3.61, respectively, based upon the assumption in the Black-Scholes valuation model described in Note 1.

The following table summarizes information with respect to stock options outstanding at December 31, 2011:

	Options Outstanding and Exercisable		Options Exercisable
Range of Exercise Price	Number of Shares of common stock subject to options	Weighted Average Remaining Contractual Life	Number of Shares of common stock subject to options	Weighted Average Exercise Price
		(In years)
$ 2.04 – $ 3.42	389,744	9.28	39,744	$2.50
$ 3.45 – $ 3.45	1,733,092	6.94	1,232,118	$3.45
$ 3.61 – $ 5.12	841,830	4.24	758,579	$4.08
$ 5.18 – $ 5.30	279,767	2.96	279,767	$5.19
$ 5.35 – $ 5.35	1,138,866	7.93	558,866	$5.35
$ 5.42 – $ 5.66	70,875	6.24	35,458	$5.56
$ 5.70 – $5.70	1,144,500	8.93	286,125	$5.70
$ 5.90 – $6.82	1,044,230	6.62	634,965	$6.59
$ 6.88 – $13.98	1,398,286	5.56	1,325,178	$12.03
$14.27 – $14.62	305,000	5.92	305,000	$14.28

	8,346,190	6.78	5,455,800	$7.00

During 2011, the Company issued 550,000 RSUs under the Company’s 2004 Stock Incentive Plan at a grant date fair value of $2.55. These awards will vest as follows: one-third of the award will vest on the second anniversary of the award date and two-thirds of the award will vest on the third anniversary of the award date. During 2010, the Company issued 10,000 RSUs under the Company’s 2004 Stock Incentive Plan at a grant date fair value of $6.05. These RSUs will vest in equal monthly installments over a two-year service period. Fair value of restricted stock units are estimated based upon the closing sales price of the Company’s common stock on the grant date. As of December 31, 2011, 551,667 RSUs were outstanding under the Company’s stock option plans.

As of December 31, 2011, 2,824,067 shares were reserved for future awards under the Company’s stock incentive plans. As of December 31, 2011, there are 2,036,330 shares of common stock reserved for future issuance under the 2010 Employee Stock Purchase Plan.

NOTE 8 – COMPREHENSIVE LOSS

Activities in comprehensive loss were as follows (in thousands):

	Year Ended December 31,
	2011	2010	2009
Net loss	$(35,750)	$(24,854)	$(18,587)
Increase / (Decrease) in unrealized gains on marketable securities	18	(24)	(258)

Comprehensive loss	$(35,732)	$(24,878)	$(18,845)

NOTE 9 – INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets are as follows (in thousands):

	December 31,
	2011	2010
Deferred tax assets:
Net operating loss carryforwards	$67,395	$56,254
Research and development tax credit carryforwards	6,844	4,689
Capitalized research	117	259
Stock-based compensation	7,355	831
Other	1,125	1,066

	82,836	63,099
Valuation allowance	(82,836)	(63,099)

Net deferred tax assets	$—	$—

Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance. The valuation allowance increased by $19.7 million, $7.4 million and $4.1 million for the years ended December 31, 2011, 2010 and 2009, respectively. As of December 31, 2011, Sangamo had net operating loss carryforwards for federal and state income tax purposes of approximately $170.4 million and $162.1 million, respectively. If not utilized, the net federal and state operating loss carryforwards will begin to expire in 2012. The Company also has federal and state research tax credit carryforwards of $5.5 million and $5.4 million, respectively. The federal research credits will begin to expire in 2018 while the state research credits have no expiration date. Utilization of the Company’s net operating loss carryforwards and research tax credit carryforwards may be subject to substantial annual limitations due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. The annual limitation could result in the expiration of the net operating loss carryforwards and research tax credit carryforwards before use.

The Company files U.S and state income tax returns with varying statutes of limitations. The tax years from 2000 forward remain open to examination due to the carryover of net operating losses or tax credits. We also file various foreign income tax returns with varying statutes of limitations, and the tax years from 2005 and thereafter remain open to examination.

The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. As of December 31 2011, the Company had no accrued interest and/or penalties. The unrecognized tax benefits may change during the next year for items that arise in the ordinary course of business. In the event that any unrecognized tax benefits are recognized, the effective tax rate will not be affected.

The following table summarizes the activity related to the Company’s unrecognized tax benefits (in thousands):

	December 31,
	2011	2010	2009
Beginning balance	$1,896	$1,643	$1,282
Additions based on tax positions related to the current year	589	253	361
Additions for tax positions of prior years	265	—	—
Reductions for tax positions of prior years	—	—	—

Ending Balance	$2,750	$1,896	$1,643

NOTE 10 – ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities consist of the following (in thousands):

	December 31,
	2011	2010
Accounts payable	$4,110	$3,537
Accrued clinical trial expense	968	1,405
Accrued professional fees	299	278
Deferred rent	131	153
Other	7	281

Total accounts payable and accrued liabilities	$5,515	$5,654

NOTE 11 – QUARTERLY FINANCIAL DATA (UNAUDITED)

The following table sets forth certain unaudited quarterly financial data for the eight quarters ended December 31, 2011. The unaudited information set forth below has been prepared on the same basis as the audited information and includes all adjustments necessary to present fairly the information set forth herein. The operating results for any quarter are not indicative of results for any future period. All data is in thousands except per common share data.

	2011				2010
	Q1	Q2	Q3	Q4	Q1	Q2	Q3	Q4
Revenues	$2,200	$1,514	$1,857	$4,748	$6,648	$6,525	$2,943	$4,689
Expenses	$11,801	$11,795	$11,431	$11,113	$10,651	$10,404	$11,658	$13,027
Net loss	$(9,578)	$(10,259)	$(9,554)	$(6,359)	$(3,978)	$(3,860)	$(8,695)	$(8,321)
Net loss per share	$(0.21)	$(0.20)	$(0.18)	$(0.12)	$(0.09)	$(0.09)	$(0.19)	$(0.18)

NOTE 12 – SUBSEQUENT EVENT

On January 31, 2012, The Company entered into a collaboration and license agreement (the Agreement) with Shire, pursuant to which the Company and Shire will collaborate to research, develop and commercialize human therapeutics and diagnostics for monogenic diseases based on Sangamo’s ZFP technology. Under the Agreement, the Company and Shire may develop potential human therapeutic or diagnostic products for seven gene targets. The initial four gene targets are blood clotting Factors VII, VIII, IX and X, and products developed for such initial gene targets would be used for treating or diagnosing hemophilia. Shire has the right, subject to certain limitations, to designate three additional gene targets. Pursuant to the Agreement, the Company granted Shire an exclusive, world-wide, royalty-bearing license, with the right to grant sublicenses, to use Sangamo’s ZFP technology for the purpose of developing and commercializing human therapeutic and diagnostic products for the gene targets.

The initial research term of the Agreement is six years and is subject to extensions upon mutual agreement and under other specified circumstances. The Company is responsible for all research activities through the submission of an Investigative New Drug Application (IND) or European Clinical Trial Application (CTA), while Shire is responsible for clinical development and commercialization of products generated from the research program from and after the acceptance of an IND or CTA for the product. Shire will reimburse Sangamo for its internal and external research program-related costs.

Under the Agreement, the Company received an upfront license fee of $13.0 million. Pursuant to the terms of the agreement with Shire, future expenses related to research activities related to the collaboration will be reimbursed by Shire, including employee and external research costs. In addition, for each gene target, Sangamo is eligible to receive milestone payments upon the achievement of specified research, regulatory, clinical development, commercialization and sales milestones. The total amount of potential milestone payments for each of the seven gene targets, assuming the achievement of all specified milestones in the Agreement, is $213.5 million. The milestone payments for each gene target through the acceptance of an IND or CTA submission total $8.5 million. Sangamo will also receive royalty payments that are a tiered double-digit percentage of net sales of products developed under the collaboration.

The Agreement may be terminated by (i) Sangamo or Shire, in whole or in part, for the uncured material breach of the other party, (ii) Sangamo or Shire for the bankruptcy or other insolvency proceeding of the other party and (iii) Shire, in its entirety, beginning 24 months after the effective date of the Agreement upon 90 days advance written notice. In addition, Shire may terminate the Agreement with respect to an individual gene target at any time, and under certain circumstances may designate a replacement gene target for a terminated gene target

ITEM 9 – CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A – CONTROLS AND PROCEDURES

(I) Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934, as amended (Exchange Act) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission’s (SEC) rules and forms. Our management evaluated, with the participation of our chief executive officer (CEO) and our chief financial officer (CFO), the effectiveness of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) under the Exchange Act. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective, at a reasonable assurance level, as of December 31, 2011 and as of the date of this filing.

There have been no significant changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect internal control over financial reporting during the fiscal quarter ended December 31, 2011.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework set forth in “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework set forth in “Internal Control—Integrated Framework,” our management concluded that our internal control over financial reporting was effective as of December 31, 2011. The effectiveness of our internal control over financial reporting as of December 31, 2011 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included herein.

(III) Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Sangamo BioSciences, Inc.

We have audited Sangamo BioSciences, Inc.’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Sangamo BioSciences, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Sangamo BioSciences, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011 based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Sangamo BioSciences, Inc. as of December 31, 2011 and 2010, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2011 and our report dated February 22, 2012 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

San Jose, California

February 22, 2012

ITEM 9B – OTHER INFORMATION

In December 2011, following the recommendation of the Compensation Committee, the Board of Directors approved a 2012 cash incentive plan for the senior management of the Company, including Edward O. Lanphier II, Chief Executive Officer and President, H. Ward Wolff, Executive Vice President and Chief Financial Officer, Geoffrey Nichol, M.B., Ch.B., Executive Vice President, Research and Development, Dale G. Ando, M.D., Vice President, Therapeutic Development and Chief Medical Officer, Philip Gregory, D. Phil., Vice President, Research and Chief Science Officer, and David Ichikawa, Senior Vice President, Business Development. Under the plan, the Board has established clinical, business development, research and financial goals for the 2012 year and assigned relative weightings to these goals. For 2012 Mr. Lanphier is eligible for a bonus of up to 50% of his base salary, Messrs. Wolff and Nichol are eligible for a bonus of up to 40% of their base salary, Messrs. Ando and Gregory are eligible for a bonus of up to 30% of their base salary and Mr. Ichikawa is eligible for a bonus of up to 25% of his base salary, all based upon the Company’s achievement of corporate objectives for 2012. The Compensation Committee has the discretion to increase, reduce or eliminate the bonus that would otherwise be payable to one or more participants on the basis of the level of attained performance or to grant supplemental bonuses to individual officers that are above or below the established target based on the established criteria and its subjective assessment of such officer’s performance.

PART III

Certain information required by Part III is omitted from this Report on Form 10-K since we intend to file our definitive Proxy Statement for our next Annual Meeting of Stockholders, pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended (the 2012 Proxy Statement), no later than April 30, 2012, and certain information to be included in the 2012 Proxy Statement is incorporated herein by reference.

ITEM 10 – DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item concerning our directors, executive officers, Section 16 compliance and corporate governance matters is incorporated by reference to the information set forth in the sections titled “Election of Directors,” “Management,” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our 2012 Proxy Statement.

ITEM 11 – EXECUTIVE COMPENSATION

The information required by this item regarding executive compensation is incorporated by reference to the information set forth in the sections titled “Executive Compensation” in our 2012 Proxy Statement.

ITEM 12 – SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item regarding security ownership of certain beneficial owners and management is incorporated by reference to the information set forth in the section titled “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plans” in our 2012 Proxy Statement.

ITEM 13 – CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item regarding certain relationships and related transactions is incorporated by reference to the information set forth in the section titled “Certain Relationships and Related Transactions” in our 2012 Proxy Statement.

ITEM 14 – PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item regarding principal accounting fees and services is incorporated by reference to the information set forth in the section titled “Principal Accounting Fees and Services” in our 2012 Proxy Statement.

PART IV

ITEM 15 – EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following documents are included as part of this Annual Report on Form 10-K:

1. Financial Statements—See Index to Consolidated Financial Statements in Item 8.

2. Financial Statement Schedules—Not Applicable.

3. Exhibits—See Index to Exhibits.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 22, 2012.

SANGAMO BIOSCIENCES, INC.

By:	/s/ EDWARD O. LANPHIER II
Edward O. Lanphier II
President, Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ EDWARD O. LANPHIER II Edward O. Lanphier II	President, Chief Executive Officer and Director (Principal Executive Officer)	February 22, 2012

/s/ H. WARD WOLFF H. Ward Wolff	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	February 22, 2012

/s/ WILLIAM R. RINGO William R. Ringo	Director and Chairman of the Board	February 22, 2012

/s/ PAUL B. CLEVELAND Paul B. Cleveland	Director	February 22, 2012

/s/ STEPHEN G. DILLY, M.B.B.S, PH.D Stephen G. Dilly, M.B.B.S, Ph.D	Director	February 22, 2012

/s/ JOHN W. LARSON John W. Larson	Director	February 22, 2012

/s/ STEVEN J. MENTO, PH.D Steven J. Mento, Ph.D	Director	February 22, 2012

/s/ THOMAS G. WIGGANS Thomas G. Wiggans	Director	February 22, 2012

INDEX TO EXHIBITS

Exhibit Number	Description of Document
3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1/A (Registration No. 333-30134) filed April 4, 2000).

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1/A (Registration No. 333-30134) filed April 4, 2000).

4.1	Form of Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1/A (Registration No. 333-30134) filed April 4, 2000).

10.1(+)	2000 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-1/A (Registration No. 333-30134) filed February 24, 2000).

10.2	Form of Indemnification Agreement entered into between Sangamo and each of its directors and executive officers (incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form S-1/A (Registration No. 333-30134) filed February 24, 2000).

10.3	Sublicense Agreement, by and between Sangamo and Johnson & Johnson, dated May 9, 1996 (incorporated by reference to Exhibit 10.3 to the Company’s Annual Report on Form 10-K/A filed April 22, 2010).

10.4	Patent License Agreement between Sangamo and Massachusetts Institute of Technology, dated May 9, 1996, as amended by the First Amendment, dated December 10, 1997 (incorporated by reference to Exhibit 10.4 to the Company’s Annual Report on Form 10-K/A filed April 22, 2010).

10.5	License Agreement between Sangamo and the Johns Hopkins University, dated June 25, 1995, as amended by Amendment No. 1, dated July 16, 1998 (incorporated by reference to Exhibit 10.5 to the Company’s Annual Report on Form 10-K/A filed April 22, 2010).

10.6	Triple Net Laboratory Lease, between Sangamo and Point Richmond R&D Associates II, LLC, dated May 23, 1997 (incorporated by reference to Sangamo’s Registration Statement on Form S-1 (Reg. No. 333-30314), as amended).

10.7(+)	Employment Agreement, between Sangamo and Edward O. Lanphier II, dated June 1, 1997 (incorporated by reference to Exhibit 10.15 to the Company’s Registration Statement on Form S-1/A (Registration No. 333-30134) filed March 14, 2000).

10.8†	Second Amendment to Patent License Agreement between Sangamo and Massachusetts Institute of Technology, dated December 2, 1998 (incorporated by reference to Exhibit 10.8 to the Company’s Annual Report on Form 10-K, filed March 5, 2010).

10.9	Amendment No. 2 to License Agreement between Sangamo and the Johns Hopkins University, effective as of July 26, 1999 (incorporated by reference to Exhibit 10.9 to the Company’s Annual Report on Form 10-K, filed March 5, 2010).

10.10†	Third Amendment to Patent License Agreement between Sangamo and Massachusetts Institute of Technology, dated September 1, 1999 (incorporated by reference to Exhibit 10.10 to the Company’s Annual Report on Form 10-K, filed March 5, 2010).

10.11	Fourth Amendment to Patent License Agreement between Sangamo and Massachusetts Institute of Technology, effective as of February 10, 2000 (incorporated by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K, filed March 5, 2010).

Exhibit Number	Description of Document

10.12	Amendment No. 3 to License Agreement between Sangamo and the Johns Hopkins University, effective as of March 10, 2000 (incorporated by reference to Exhibit 10.12 to the Company’s Annual Report on Form 10-K, filed March 5, 2010).

10.13	License Agreement by and between The Scripps Research Institute and Sangamo, dated March 14, 2000 (incorporated by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-K, filed March 5, 2010).

10.14†	Fifth Amendment to Patent License Agreement between Sangamo and Massachusetts Institute of Technology, effective as of December 15, 2000 (incorporated by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K, filed March 5, 2010).

10.15(+)	2004 Stock Incentive Plan (incorporated by reference to Appendix C of the Company’s Definitive Proxy Statement on Schedule 14A filed April 29, 2004).

10.16	First Amendment to Triple Net Laboratory Lease, between Sangamo and Point Richmond R&D Associates II, LLC, dated March 12, 2004 (incorporated by reference to Sangamo’s Annual Report on Form 10-K for the year ended December 31, 2004).

10.17†	Sixth Amendment to Patent License Agreement between Sangamo and Massachusetts Institute of Technology, dated September 1, 2005 (incorporated by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K, filed March 5, 2010).

10.18†	Research and Commercial Option License Agreement, dated October 5, 2005, between Sangamo and Dow AgroSciences LLC (incorporated by reference to Exhibit 10.23 to the Company’s Annual Report on Form 10-K, filed March 16, 2006).

10.19†	Research, Development and Commercialization Agreement dated October 24, 2006 between Sangamo and Juvenile Diabetes Research Foundation International (incorporated by reference to Exhibit 10.19 to the Company’s Annual Report on Form 10-K, filed March 1, 2007).

10.20†	Seventh Amendment to Patent License Agreement between Sangamo and Massachusetts Institute of Technology, dated October 27, 2006 (incorporated by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-K, filed March 5, 2010).

10.21	First Amendment of Research and Commercial Option License Agreement between Sangamo and Dow AgroSciences LLC, dated November 7, 2006 (incorporated by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-K, filed March 5, 2010).

10.22	Asset Purchase Agreement dated December 1, 2006 by and between Sangamo and Edwards Lifesciences LLC (incorporated by reference to the Company’s Form 8-K filed on December 28, 2006).

10.23	Eighth Amendment to Patent License Agreement between Sangamo and Massachusetts Institute of Technology, dated February 1, 2007 (incorporated by reference to Exhibit 10.23 to the Company’s Annual Report on Form 10-K, filed March 5, 2010).

10.24†	Research and License Agreement between Sangamo and Genentech, Inc., dated April 27, 2007 (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q, filed August 9, 2007).

10.25†	Amendment No. 4 to License Agreement between Sangamo and the Johns Hopkins University, effective as of May 21, 2007 (incorporated by reference to Exhibit 10.25 to the Company’s Annual Report on Form 10-K, filed March 5, 2010).

10.26†	License Agreement between Sangamo and Sigma-Aldrich Corporation, dated July 10, 2007 (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q, filed November 1, 2007).

Exhibit Number	Description of Document

10.27	Common Stock Purchase Agreement between Sangamo and Sigma-Aldrich Corporation, dated July 10, 2007 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on July 10, 2007).

10.28	First Amendment of the License Agreement between Sigma-Aldrich Corporation and Sangamo, dated November 9, 2007 (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q filed on November 6, 2009).

10.29†	Letter Agreement between Sangamo and Sigma-Aldrich Corporation, dated February 25, 2008 (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q filed on May 9, 2008).

10.30†	Second Research and License Agreement between Sangamo and Genentech, Inc., dated February 27, 2008 (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q filed on May 9, 2008).

10.31†	License Agreement between Sangamo and Open Monoclonal Technology, Inc., dated April 2, 2008 (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q filed on August 7, 2008).

10.32†	Amendment to License Agreement by and between The Scripps Research Institute and Sangamo, dated April 29, 2008 (incorporated by reference to Exhibit 10.32 to the Company’s Annual Report on Form 10-K, filed March 5, 2010).

10.33†	Research and License Agreement between Sangamo and F. Hoffmann-La Roche Ltd and Hoffmann-La Roche Inc., dated July 2, 2008 (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q filed on November 4, 2008).

10.34(+)	Plan Amendment to 2004 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q filed on August 7, 2008).

10.35†	Letter Agreement between Sangamo and Sigma-Aldrich Corporation, dated July 2, 2008 (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q filed on November 4, 2008).

10.36†	License Agreement between Sangamo and Pfizer Inc., dated December 19, 2008 (incorporated by reference to Exhibit 10.25 to the Company’s Annual Report on Form 10-K, filed March 3, 2009).

10.37(+)	Amended and Restated Employment Agreement between Sangamo and H. Ward Wolff, dated December 31, 2008 (incorporated by reference to Exhibit 10.26 to the Company’s Annual Report on Form 10-K, filed March 3, 2009).

10.38(+)	First Amendment to Employment Agreement between Sangamo and Edward O. Lanphier, dated December 31, 2008 (incorporated by reference to Exhibit 10.27 to the Company’s Annual Report on Form 10-K, filed March 3, 2009).

10.39†	Second Amendment of Research and Commercial Option License Agreement between Sangamo and Dow AgroSciences LLC, dated February 13, 2009 (incorporated by reference to Exhibit 10.39 to the Company’s Annual Report on Form 10-K, filed March 5, 2010).

10.40	Third Amendment of Research and Commercial Option License Agreement between Sangamo and Dow AgroSciences LLC, dated February 28, 2009 (incorporated by reference to Exhibit 10.40 to the Company’s Annual Report on Form 10-K, filed March 5, 2010).

10.41†	Second Amendment of the License Agreement between Sigma-Aldrich Corporation and Sangamo, dated September 25, 2009 (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q filed on November 6, 2009).

Exhibit Number	Description of Document

10.42	Common Stock Purchase Agreement between Sangamo and Sigma-Aldrich Corporation, dated October 2, 2009 (incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed on October 5, 2009).

10.43†	Third Amendment to the License Agreement between Sigma-Aldrich Corporation and Sangamo, dated October 2, 2009 (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q filed on November 6, 2009).

10.44†	First Amendment to the Research, Development and Commercialization Agreement between Sangamo and Juvenile Diabetes Research Foundation International, dated January 8, 2010 (incorporated by reference to Exhibit 10.44 to the Company’s Annual Report on Form 10-K, filed March 5, 2010).

10.45	Fourth Amendment of Research and Commercial Option License Agreement between Sangamo and Dow AgroSciences LLC, dated January 8, 2010 (incorporated by reference to Exhibit 10.45 to the Company’s Annual Report on Form 10-K, filed March 5, 2010).

10.46	Form of Non-Employee Director Restricted Stock Issuance Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q filed on August 5, 2010).

10.47	Fifth Amendment of the Research and Commercial License Option Agreement between Sangamo BioSciences, Inc. and Dow AgroSciences LLC, dated May 14, 2010 (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q filed on November 3, 2010).

10.48†	Sixth Amendment of the Research and Commercial License Option Agreement between Sangamo BioSciences, Inc. and Dow AgroSciences LLC, dated August 27, 2010 (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q filed on November 3, 2010).

10.49†	Seventh Amendment of the Research and Commercial License Option Agreement between Sangamo BioSciences, Inc. and Dow AgroSciences LLC, dated December 3, 2010 (incorporated by reference to Exhibit 10.49 to the Company’s Form 10-K filed on February 16, 2011).

10.50†	Letter Agreement Amendment regarding the Research and Commercial License Option Agreement between Sangamo BioSciences, Inc. and Dow AgroSciences LLC, dated December 3, 2010 (incorporated by reference to Exhibit 10.50 to the Company’s Form 10-K filed on February 16, 2011).

10.51†	Letter Agreement between Sangamo and Sigma-Aldrich Corporation, dated March 1, 2011 (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q filed on August 5, 2011).

10.52†	Letter dated May 19, 2011 from Dow AgroSciences LLC (“DAS”) to Sangamo amending the Research and Commercial License Option Agreement between DAS and Sangamo, dated as of October 1, 2005, as amended (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q filed on August 5, 2011).

10.53(+)	Amended and Restated Employment Agreement between Sangamo and Edward O. Lanphier II, dated June 21, 2011 (incorporated by reference to Exhibit 10.3 to the Company’s Form 10-Q filed on August 5, 2011).

10.54(+)	Employment Agreement between Sangamo and Dr. Geoff Nichol, dated June 17, 2011 (incorporated by reference to Exhibit 10.4 to the Company’s Form 10-Q filed on August 5, 2011).

10.55(+)	Amended and Restated Employment Agreement between Sangamo and H. Ward Wolff, dated December 15, 2011.

10.56(+)	Form of Restricted Stock Unit Agreement under the Company’s 2004 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on December 3, 2007).

Exhibit Number	Description of Document

10.57††	Collaboration and License Agreement between Sangamo and Shire AG, dated January 31, 2012.
21.1	Subsidiaries of the Company (incorporated by reference to Exhibit 21.1 to the Company’s Annual Report on Form 10-K, filed March 27, 2003).

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of Principal Financial Officer.

32.1	Certification Pursuant to 18 U.S.C. Section 1350.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

†	Confidential treatment has been granted for certain information contained in this document pursuant to an order of the Securities and Exchange Commission. Such information has been omitted and filed separately with the Securities and Exchange Commission.
††	Confidential treatment has been requested for certain information contained in this document. Such information has been omitted and filed separately with the Securities and Exchange Commission.
(+)	Indicates management contract or compensatory plan or arrangement.