Form 10-Q
period 2012-03-31
SANGAMO BIOSCIENCES INC
filed 2012-05-07
CIK 1001233

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

As of April 30, 2012, 52,586,590 shares of the issuer’s common stock, par value $0.01 per share, were outstanding.

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

ZFP Therapeutic® is a registered trademark of Sangamo BioSciences, Inc.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

SANGAMO BIOSCIENCES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	March 31, 2012	December 31, 2011
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$24,490	$16,766
Marketable securities	55,206	67,366
Interest receivable	370	331
Accounts receivable	1,508	919
Prepaid expenses	250	310

Total current assets	81,824	85,692
Marketable securities, non-current	6,906	—
Property and equipment, net	1,653	1,603
Other assets	41	41

Total assets	$90,424	$87,336

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued liabilities	$2,445	$5,515
Accrued compensation and employee benefits	996	1,672
Deferred revenues	2,171	17

Total current liabilities	5,612	7,204
Deferred revenues, non-current portion	10,472	—

Total liabilities	$16,084	$7,204

Commitments and contingencies
Stockholders’ equity:
Common stock, $0.01 par value; 80,000,000 shares authorized, 52,586,590 and 52,554,795 shares issued and outstanding at March 31, 2012 and December 31, 2011, respectively	526	526
Additional paid-in capital	334,330	332,839
Accumulated deficit	(260,513)	(253,245)
Accumulated other comprehensive income (loss)	(3)	12

Total stockholders’ equity	74,340	80,132

Total liabilities and stockholders’ equity	$90,424	$87,336

See accompanying notes.

SANGAMO BIOSCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands, except per share amounts)

(Unaudited)

	Three months ended March 31,
	2012	2011
Revenues:
Collaboration agreements	$1,663	$1,487
Research grants	1,579	713

Total revenues	3,242	2,200
Operating expenses:
Research and development	7,283	8,262
General and administrative	3,242	3,539

Total operating expenses	10,525	11,801

Loss from operations	(7,283)	(9,601)
Interest and other income, net	15	23

Net loss	$(7,268)	$(9,578)

Basic and diluted net loss per share	$(0.14)	$(0.21)

Shares used in computing basic and diluted net loss per share	52,567	45,461

Net loss	$(7,268)	$(9,578)
Changes in unrealized gain (loss) on available-for-sale securities	(15)	20

Comprehensive loss	$(7,283)	$(9,558)

See accompanying notes.

SANGAMO BIOSCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three months ended March 31,
	2012	2011
Operating Activities:
Net loss	$(7,268)	$(9,578)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	168	162
Amortization of premium / discount on marketable securities	272	320
Stock-based compensation	1,383	1,963
Changes in operating assets and liabilities:
Interest receivable	(39)	(55)
Accounts receivable	(589)	(1,104)
Prepaid expenses and other assets	60	48
Accounts payable and accrued liabilities	(3,070)	(3,146)
Accrued compensation and employee benefits	(676)	(491)
Deferred revenues	12,626	(77)

Net cash provided by / (used in) in operating activities	2,867	(11,958)

Investing Activities:
Purchases of investments	(12,853)	(15,122)
Maturities of investments	17,820	22,438
Purchases of property and equipment	(218)	(110)

Net cash provided by investing activities	4,749	7,206

Financing Activities:
Proceeds from issuance of common stock	108	847

Net cash provided by financing activities	108	847

Net increase / (decrease) in cash and cash equivalents	7,724	(3,905)
Cash and cash equivalents, beginning of period	16,766	10,784

Cash and cash equivalents, end of period	$24,490	$6,879

See accompanying notes.

SANGAMO BIOSCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2012

(Unaudited)

NOTE 1 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Sangamo Biosciences, Inc. (“Sangamo” or the “Company”) have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012. The condensed consolidated balance sheet data at December 31, 2011 were derived from the audited consolidated financial statements included in Sangamo’s Form 10-K for the year ended December 31, 2011, as filed with the SEC. These financial statements should be read in conjunction with the financial statements and footnotes thereto for the year ended December 31, 2011, included in Sangamo’s Form 10-K, as filed with the SEC.

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

Revenue Recognition

Revenue from research activities made under strategic partnering agreements and collaborations is recognized as the services are provided when there is persuasive evidence that an arrangement exists, delivery has occurred, the price is fixed or determinable, and collectability is reasonably assured. Revenue generated from research and licensing agreements typically includes upfront signing or license fees, cost reimbursements, research services, minimum sublicense fees, milestone payments and royalties on future licensee’s product sales.

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

For revenue agreements with multiple element arrangements, such as license and development agreements, entered into on or after January 1, 2011, the Company will allocate revenue to each non-contingent element based on the relative selling price of each element. When applying the relative selling price method, the Company determines the selling price for each deliverable using VSOE of selling price or TPE of selling price. If neither exists the Company uses ESP for that deliverable. Revenue allocated is then recognized when the basic four revenue recognition criteria are met for each element. The collaboration and license agreement entered into with Shire in January 2012 was evaluated under these updated accounting standards. The potential future impact of the adoption of this update will depend on the nature of any new arrangements entered into, or material modifications of existing arrangements, in the future.

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

Sangamo’s research grants are typically multi-year agreements and provide for the reimbursement of qualified expenses for research and development as defined under the terms of the grant agreement. Revenue under grant agreements is recognized when the related qualified research expenses are incurred

Recent Accounting Pronouncement

In June 2011, Accounting Standards Codification Topic 220, Comprehensive Income was amended to increase the prominence of items reported in other comprehensive income. Accordingly, a company can present all non-owner changes in stockholders’ equity either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The Company adopted this guidance during the first quarter of 2012 and elected to disclose other comprehensive income in a single continuous statement during interim reporting periods.

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

The table below summarizes the Company’s available-for-sale securities (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
March 31, 2012
Cash equivalents:
Money market funds	$14,218	$—	$—	$14,218

Total	14,218	—	—	14,218

Marketable securities:
U.S. government sponsored entity debt securities	31,949	—	(2)	31,947
Corporate debt securities	30,166	—	(1)	30,165

Total	62,115	—	(3)	62,112

Total cash equivalents and marketable securities	$76,333	$—	$(3)	$76,330

December 31, 2011
Cash equivalents:
Money market funds	$15,258	$—	$—	$15,258

Total	15,258	—	—	15,258

Marketable securities:
U.S. government sponsored entity debt securities	27,020	—	(7)	27,013
U.S. treasury debt securities	751	1	—	752
Corporate debt securities	39,583	18	—	39,601

Total	67,354	19	(7)	67,366

Total cash equivalents and marketable securities	$82,612	$19	$(7)	$82,624

As of March 31, 2012, none of the available-for-sale securities held by the Company had material unrealized losses and there were no realized losses or other-than-temporary impairments for the three months ended March 31, 2012. As of March 31, 2012, the total fair value of investments held with maturities greater than 12 months was $6.9 million. All such investments mature within 24 months of March 31, 2012.

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

The fair value measurements of our cash equivalents and available-for-sale marketable securities are identified at the following levels within the fair value hierarchy (in thousands):

	March 31, 2012 Fair Value Measurements
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents:
Money market funds	$14,218	$14,218	$—	$—

Total	14,218	14,218	—	—
Marketable securities:
U.S. government sponsored entity debt securities	31,947	—	31,947	—
Corporate debt securities	30,165	—	30,165	—

Total	62,112	—	62,112	—

Total cash equivalents and marketable securities	$76,330	$14,218	$62,112	$—

	December 31, 2011 Fair Value Measurements
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents:
Money market funds	$15,258	$15,258	$—	$—

Total	15,258	15,258	—	—
Marketable securities:
U.S. government sponsored entity debt securities	27,013	—	27,013	—
U.S. treasury debt securities	752	—	752	—
Corporate debt securities	39,601	—	39,601	—

Total	67,366	—	67,366	—

Total cash equivalents and marketable securities	$82,624	$15,258	$67,366	$—

NOTE 3 - BASIC AND DILUTED NET LOSS PER SHARE

Basic net loss per share has been computed by dividing the net loss by the weighted-average number of shares of common stock outstanding during the period. Diluted net loss per share is calculated by dividing net loss by the weighted average number of shares of common stock and potential dilutive securities outstanding during the period.

Because Sangamo is in a net loss position, diluted net loss per share excludes the effects of common stock equivalents consisting of options, which are all anti-dilutive. The total stock options outstanding excluded from the calculation of diluted net loss per share for the three months ended March 31, 2012 and 2011 were 8,283,499 and 7,965,872, respectively.

NOTE 4 - MAJOR CUSTOMERS, PARTNERSHIPS AND STRATEGIC ALLIANCES

Collaboration Agreements

Collaboration and License Agreement with Shire AG in Human Therapeutics and Diagnostics

On January 31, 2012, The Company entered into a collaboration and license agreement (the Agreement) with Shire AG (Shire), pursuant to which the Company and Shire will collaborate to research, develop and commercialize human therapeutics and diagnostics for monogenic diseases based on Sangamo’s ZFP technology. Under the Agreement, the Company and Shire may develop potential human therapeutic or diagnostic products for seven gene targets. The initial four gene targets are blood clotting Factors VII, VIII, IX and X, and products developed for such initial gene targets would be used for treating or diagnosing hemophilia. Shire has the right, subject to certain limitations, to designate three additional gene targets. Pursuant to the Agreement, the Company granted Shire an exclusive, world-wide, royalty-bearing license, with the right to grant sublicenses, to use Sangamo’s ZFP technology for the purpose of developing and commercializing human therapeutic and diagnostic products for the gene targets. The initial research term of the Agreement is six years and is subject to extensions upon mutual agreement and under other specified circumstances.

Under the terms of the agreement, the Company is responsible for all research activities through the submission of an Investigative New Drug Application (IND) or European Clinical Trial Application (CTA), while Shire is responsible for clinical development and commercialization of products generated from the research program from and after the acceptance of an IND or CTA for the product. Shire will reimburse Sangamo for its internal and external research program-related costs.

The Company received an upfront license fee of $13.0 million. The Company will also be eligible to receive up to $213.5 million of contingent payments for each gene target if specified research, regulatory, clinical development, commercialization and sales milestone events occur, including payments for each gene target through the acceptance of an IND or CTA submission totaling $8.5 million. The Company will also be eligible to receive royalty payments that are a tiered double-digit percentage of net sales of products developed under the collaboration. All such contingent payments, when earned, will be non-refundable and non-creditable. The Company has evaluated the contingent payments under the agreement with Shire based on the authoritative guidance for research and development milestones and determined that certain of these payments meet the definition of a milestone and that all such milestones are substantive milestones because they are related to events (i) that can be achieved based in whole or in part on either the Company’s performance or on the occurrence of a specific outcome resulting from the Company’s performance, (ii) for which there was substantive uncertainty at the date the agreement was entered into that the event would be achieved and (iii) that would result in additional payments being due to the Company. Accordingly, revenue for these achievements will be recognized in its entirety in the period when the milestone is achieved and collectability is reasonably assured. In addition, the Company will be eligible to receive tiered royalties on annual net sales of licensed product sold by Shire or its sublicensees. To date, no products have been approved and therefore no royalty fees have been earned under this agreement.

The Company has identified the deliverables within the arrangement as a license to the technology and on-going research services activities. The Company has concluded that the license is not a separate unit of accounting as it does not have stand-alone value to Shire apart from the research services to be performed pursuant to the agreement. As a result, the Company will recognize revenue from the upfront payment on a straight-line basis over a six-year initial research term during which the Company will also be performing research services. As of March 31, 2012, the Company has deferred revenue of $12.6 million related to this upfront fee.

Revenues recognized under the agreement with Shire for the three months ended March 31, 2012, were as follows (in thousands):

Three Months Ended March 31, 2012
Contract revenue related to Shire Collaboration:
Amortization of upfront fee	$361
Research services	555

Total contract revenue related to Shire Collaboration	$916

Related costs and expenses incurred under the Shire agreement were $0.5 million during the three months ended March 31, 2012.

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

License fee revenues related to the Sigma agreements were $0 and $0.7 million during the three months ended March 31, 2012 and 2011, respectively. Royalty revenues under the Sigma agreement were $0.3 million during the three months ended March 31, 2012 and 2011. Related costs and expenses incurred under the Sigma agreement were $0.1 million during the three months ended March 31, 2012 and 2011.

Agreement with Dow AgroSciences in Plant Agriculture

In October 2005, Sangamo entered into an exclusive commercial license with Dow AgroSciences (DAS). Under this agreement, Sangamo is providing DAS with access to its proprietary ZFP technology and the exclusive right to use the technology to modify the genomes or alter the nucleic acid or protein expression of plant cells, plants, or plant cell cultures. Sangamo has retained rights to use plants or plant-derived products to deliver ZFP transcription factors (ZFP TFs) or ZFP nucleases (ZFNs) into humans or animals for diagnostic, therapeutic, or prophylactic purposes. The Company’s agreement with DAS provided for an initial three-year research term. In June 2008, DAS exercised its option under the agreement to obtain a commercial license to sell products incorporating or derived from plant cells generated using the Company’s ZFP technology, including agricultural crops, industrial products and plant-derived biopharmaceuticals. The exercise of the option triggered a one-time commercial license fee of $6.0 million, payment of the remaining $2.3 million of the previously agreed $4.0 million in research milestones, development and commercialization milestone payments for each product, and royalties on sales of products. Furthermore, DAS has the right to sublicense Sangamo’s ZFP technology to third parties for use in plant cells, plants, or plant cell cultures, and Sangamo will be entitled to 25% of any cash consideration received by DAS under such sublicenses. In December 2010, the Company amended its agreement with DAS to extend the period of reagent manufacturing services through December 31, 2011 and research services through December 31, 2012.

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

Revenues under the agreement were $0.4 million and $0.5 million during the three months ended March 31, 2012 and 2011, respectively. Related costs and expenses incurred under the agreement were $0.2 million during the three months ended March 31, 2012 and 2011.

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

Revenues attributable to research and development performed under the CIRM grant agreement were $0.3 million and $0.4 million during the three months ended March 31, 2012 and 2011, respectively. Related costs and expenses incurred under the CIRM agreement were $0.3 million and $0.4 million during the three months ended March 31, 2012 and 2011.

CHDI Foundation, Inc.

In April 2011, Sangamo entered into an agreement with the CHDI Foundation (CHDI) to develop a novel therapeutic for Huntington’s disease based on Sangamo’s proprietary ZFP technology. The ZFP therapeutic approach will target the gene that causes Huntington’s disease, an inherited neurodegenerative disease for which there are currently no therapies available to slow the disease progression. Under the agreement with CHDI, and subject to its terms and conditions, CHDI was to pay the Company $1.3 million, the total funds due under the agreement, over a period of one year which is intended to substantially fund the Company’s research efforts related to the agreement. On March 8, 2012, the agreement with CHDI was amended to extend the funding through July 31, 2012, with total funds to be paid to Sangamo increased from $1.3 million to $1.8 million.

Revenues attributable to research and development performed under the CHDI collaboration agreement were $0.4 million and $0 during the three months ended March 31, 2012 and 2011, respectively. Related costs and expenses incurred under the CHDI agreement were $0.4 million and $0 during the three months ended March 31, 2012 and 2011

The Michael J. Fox Foundation for Parkinson’s Research

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

Revenues attributable to research and development performed under the MJFF agreement were $0 and $0.3 million for the three months ended March 31, 2012 and 2011, respectively.

The Juvenile Diabetes Research Foundation International

In October 2006, Sangamo entered into an agreement with the Juvenile Diabetes Research Foundation International (JDRF) to provide financial support for one of Sangamo’s Phase 2 human clinical studies (SB-509-601) of the Company’s product candidate SB-509, a ZFP Therapeutic® that was in development for the treatment of diabetic neuropathy. In January 2010, JDRF and Sangamo amended the agreement and, subject to its terms and conditions, JDRF agreed to provide additional funding of up to $3.0 million for a Phase 2b trial in diabetic neuropathy (SB-509-901) which was intended to partially fund expenses related to the trial. Under the amended agreement, Sangamo was obligated to use commercially reasonable efforts to carry out the Phase 2b trial and, thereafter, to develop and commercialize a product containing SB-509 for the treatment of diabetes and complications of diabetes. Sangamo is obligated to cover all costs of the Phase 2b trial that are not covered by JDRF’s grant.

On October 3, 2011, the Company announced that the SB-509-901 trial did not meet its primary or secondary clinical endpoints in subjects with moderate severity diabetic neuropathy as compared to placebo. Further, the Company decided not to pursue additional clinical development of the SB-509 program. Upon termination of the program and pursuant to the terms of the agreement, JDRF may have the right, subject to certain limitations, to obtain an exclusive, sublicensable license, to the intellectual property generated by the Company in the course of the Phase 2b trial, to make and commercialize products containing SB-509 for the treatment of diabetes and complications of diabetes. If JDRF obtains such a license, it is obligated to pay Sangamo a percentage of its revenues from product sales and sublicensing arrangements. If JDRF fails to satisfy its obligations to develop and commercialize a product containing SB-509 under the agreement, then their license rights will terminate and Sangamo will receive a non-exclusive, fully paid license, for any intellectual property developed during JDRF’s use of the license, to research, develop and commercialize products containing SB-509 for the treatment of diabetes and complications of diabetes. Sangamo received $2.8 million of the total $3.0 million additional funding available under the amended agreement, including a final payment of $0.8 million that was received in March 2012.

Revenues attributable to research and development activities performed under the JDRF agreements were $0.8 million and $0 during the three months ended March 31, 2012 and 2011, respectively.

NOTE 5 - INCOME TAXES

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

NOTE 6 - STOCK-BASED COMPENSATION

The following table shows total stock-based compensation expenses included in the condensed consolidated statements of comprehensive loss for the three months ended March 31, 2012 and 2011 (in thousands):

	Three months ended March 31,
	2012	2011
Costs and expenses:
Research and development	$775	$911
General and administrative	608	1,052

Total stock-based compensation expense	$1,383	$1,963

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The discussion in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contains trend analysis, estimates and other forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements include, without limitation, statements containing the words “believes,” “anticipates,” “expects,” “continue,” and other words of similar import or the negative of those terms or expressions. Such forward-looking statements are subject to known and unknown risks, uncertainties, estimates and other factors that may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. You should read the following discussion and analysis along with the financial statements and notes attached to those statements included elsewhere in this report and in our annual report on Form 10-K for the year ended December 31, 2011 as filed with the SEC.

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

We have incurred net losses since inception and expect to incur losses in the future as we continue our research and development activities. To date, we have funded our operations primarily through the issuance of equity securities, payments from corporate collaborations and research grants.

For the three months ended March 31, 2012, we incurred a consolidated net loss of $7.3 million, or $0.14 per share, compared to a net loss of $9.6 million, or $0.21 per share, for the same period in 2011. As of March 31, 2012, we had cash, cash equivalents, marketable securities totaling $87.0 million compared to $84.5 million as of December 31, 2011. As of March 31, 2012, we had an accumulated deficit of $260.6 million.

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

Critical Accounting Estimates

The accompanying discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements and the related disclosures, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates, assumptions and judgments that affect the reported amounts in our consolidated financial statements and accompanying notes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe that there have been no significant changes in our critical accounting policies and estimates disclosed in our Annual Report on Form 10-K for the year ended December 31, 2011, as filed with the SEC.

Results of Operations

Three months ended March 31, 2012 and 2011

Revenues

	Three months ended March 31,
	(in thousands, except percentage values)
	2012	2011	Change	%
Revenues:
Collaboration agreements	$1,663	$1,487	$176	12%
Research grants	1,579	713	866	121%

Total revenues	$3,242	$2,200	$1,042	47%

Total revenues consist of revenues from collaboration agreements, strategic partnerships and research grants.

Revenues from our corporate collaboration and strategic partnering agreements were $1.7 million for the three months ended March 31, 2012, compared to $1.5 million in the corresponding period in 2011. The increase in collaboration agreement revenues was primarily due to revenues from the Shire agreement, including the amortization of the upfront license fee and revenues from research services partially offset by lower license fees from Sigma. Research grant revenues were $1.6 million for the three months ended March 31, 2012, compared to $0.7 million in the corresponding period in 2011. Research grant revenues increased due to revenues from our agreements with Juvenile Diabetes Research Foundation International (JDRF) and the CHDI Foundation, partially offset by decreased revenues from the Michael J. Fox Foundation for Parkinson’s Research.

Operating Expenses

	Three months ended March 31,
	(in thousands, except percentage values)
	2011	2011	Change	%
Operating Expenses:
Research and development	$7,283	$8,262	$(979)	-12%
General and administrative	3,242	3,539	(297)	-8%

Total expenses	$10,525	$11,801	$(1,276)	-11%

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

Research and development expenses were $7.3 million for the three months ended March 31, 2012, compared to $8.3 million in the corresponding period in 2011. The decrease in research and development expenses was primarily due to decreased clinical expenses associated with our terminated SB-509 diabetic neuropathy program as well as decreased manufacturing costs related to our ongoing HIV/AIDS program. These decreases were partially offset by higher employee compensation costs related to higher headcount and higher lab supply expenses for internal research.

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

General and administrative expenses were $3.2 million for the three month period ended March 31, 2012 and $3.5 million for the corresponding period in 2011. The decrease was primarily the result of lower share-based compensation expense.

Liquidity and Capital Resources

Liquidity

Since inception, we have incurred significant annual net losses and we have funded our operations primarily through the issuance of equity securities, payments from corporate collaborators and strategic partners and research grants. As of March 31, 2012, we had cash, cash equivalents, marketable securities and interest receivable totaling $87.0 million compared to $84.5 million as of December 31, 2011. The increase was primarily attributable to a $13.0 million upfront payment received in February 2012 from Shire pursuant to the collaboration and license agreement entered into on January 31, 2012. This was partially offset by the use of capital required to fund our continuing operations, including the advancement of our ZFP Therapeutic programs. Our most significant use of capital pertains to salaries and benefits for our employees and external development expenses, such as manufacturing and clinical trial activity, related to our ZFP Therapeutic programs.

Under the terms of the agreement with Shire, we will collaborate to research, develop and commercialize certain gene targets in human therapeutics and diagnostics for hemophilia and other monogenic diseases based on our ZFP technology. Under the agreement with Shire, we received an upfront license fee in the amount of $13.0 million and will receive reimbursement for research services to be performed. We are also eligible to receive milestone payments upon the achievement of specified research, regulatory, clinical development, commercialization and sales milestones. The total amount of potential milestone payments for each gene target, assuming the achievement of all specified milestones, is $213.5 million. The milestone payments for each gene target through the acceptance of an IND or CTA submission total $8.5 million. We are also eligible to receive royalty payments that are a tiered double-digit percentage of net sales of products developed under the collaboration.

Our cash and investment balances are held in a variety of interest bearing instruments, including obligations of U.S. government agencies, U.S. treasury debt securities, corporate debt securities and money market funds. Cash in excess of immediate requirements is invested in accordance with our investment policy with a view toward capital preservation and liquidity.

Cash Flow

Net cash provided by operating activities was $2.9 million during the three months ended March 31, 2012, while net cash used in operations was $12.0 million during the same period in 2011. The cash provided by operations in 2012 related primarily to the receipt of the $13.0 million upfront license fee received from Shire, partially offset by cash used for operating expenses and the decrease in accrued liabilities and accounts payable. For the three months ended March 31, 2011, the net cash used in operating activities was primarily the result of cash used for operating expenses and the decrease in accrued liabilities and accounts payable.

Net cash provided by investing activities was $4.7 million for the three months ended March 31, 2012. Net cash provided by investing activities was $7.2 million for the three months ended March 31, 2011. Cash flows from investing activities for both periods primarily related to purchases and maturities of investments.

Net cash provided by financing activities for the three months ended March 31, 2012 and 2011 was $0.1 million and $0.8 million, respectively, and primarily related to proceeds from the issuance of common stock upon exercise of stock options.

Operating Capital and Capital Expenditure Requirements

We anticipate continuing to incur operating losses for at least the next several years. While we expect our rate of cash usage to increase in the future, in particular to support our product development endeavors, we believe that the available cash resources as well as funds received from corporate collaborators, strategic partners and research grants will enable us to maintain our currently planned operations at least through the end of 2013. Future capital requirements will be substantial and if our capital resources are insufficient to meet future capital requirements, we will need to raise additional capital to fund our operations, including ZFP Therapeutic development activities, through equity or debt financing. Additional capital may not be available on terms acceptable to us, or at all. If adequate funds are not available, or if the terms of potential funding sources are unfavorable, our business and our ability to develop our technology and our ZFP Therapeutic products would be harmed. Furthermore, any sales of additional equity securities may result in dilutions to our stockholders.

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

Our market risks at March 31, 2012 have not changed materially from those discussed in Item 7A of our Form 10-K for the year ended December 31, 2011 on file with the SEC.

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

An investment in our common stock involves significant risk. You should carefully consider the information described in the following risk factors, together with the other information appearing elsewhere in this report, before making an investment decision regarding our common stock. You should also consider the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2011 (“2011 Annual Report”) under the caption “Item 1A. Risk Factors,” together with the other information appearing elsewhere in this report, before making an investment decision regarding our common stock. If any of the risks described below or in our 2011 Annual Report actually occur, our business, financial conditions, results of operation and future growth prospects would likely be materially and adversely affected. In these circumstances, the market price of our common stock could decline, and you may lose all or a part of your investment in our common stock. Moreover, the risks described below and in our 2011 Annual Report are not the only ones that we face. Additional risks not presently known to us or that we currently deem immaterial may also affect our business, operating results, prospects or financial condition. You should carefully consider these risk factors, together with all of the other information included in this Form 10-Q as well as our other publicly available filings with the Securities and Exchange Commission.

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

The loss of any future partnering or collaboration agreements would not only delay or terminate the potential development or commercialization of products we may derive from our technologies, but it may also delay or terminate our ability to test ZFP Therapeutic candidates for specific genes. If any partner fails to conduct the collaborative activities successfully and in a timely manner, the preclinical or clinical development or commercialization of the affected product candidates or research programs could be delayed or terminated.

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

We have generated operating losses since we began operations in 1995. The extent of our future losses and the timing of profitability are uncertain, and we expect to incur losses for the foreseeable future. We have been engaged in developing our ZFP technology since inception, which has and will continue to require significant research and development expenditures. To date, we have generated our funding from issuance of equity securities, revenues derived from strategic partnering agreements, other collaborations in non-therapeutic applications of our technology, federal government research grants and grants awarded by research foundations. As of March 31, 2012, we had an accumulated deficit of $260.6 million. From 2005 to date, we have generated an aggregate of approximately $157.2 million in net proceeds from the sale of our equity securities. We expect to continue to incur additional operating losses for the next several years as we continue to expand and extend our research and development activities into human therapeutic product development. If the time required to generate significant product revenues and achieve profitability is longer than we currently anticipate or if we are unable to generate liquidity through equity financing or other sources of funding, we may be forced to curtail or suspend our operations.

We may be unable to raise additional capital, which would harm our ability to develop our technology and products.

We have incurred significant operating losses and negative operating cash flows since inception and have not achieved profitability. We expect capital outlays and operating expenditures to increase over the next several years as we expand our infrastructure and research and ZFP Therapeutic product development activities. While we believe our financial resources will be adequate to sustain our current operations at least through the end of 2013, we may need to seek additional sources of capital through equity or debt financing. Since the financial crisis in 2008, the credit markets have experienced significant upheaval, while the equity market has exhibited a high degree of volatility. These external factors have contributed to the difficulty of emerging biotechnology companies to raise capital through equity or debt financing. While we have observed improvements in the capital market recently, we cannot be certain that this trend will continue or that we will not experience similar difficulties in accessing the capital market in the future. In addition, as we focus our efforts on proprietary human therapeutics, we will need to seek FDA approval of potential products, a process that could cost in excess of hundreds of millions of dollars per product. We cannot be certain that we will be able to obtain financing on terms acceptable to us, or at all. Our failure to obtain adequate and timely funding will materially adversely affect our business and our ability to develop our technology and ZFP Therapeutic products. Furthermore, any sales of additional equity securities may result in dilutions to our stockholders.

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

On January 31, 2012, we entered into a research and collaborative agreement with Shire , pursuant to which we are engaging in a joint program with Shire to research, develop and commercialize human therapeutics and diagnostics for hemophilia and other monogenic diseases based on our ZFP technology. Under this agreement, we are responsible for all research activities through the submission of an IND and European Clinical Trial Application (CTA), while Shire is responsible for clinical development and commercialization of products generated from the research program from and after the acceptance of an IND or CTA for the product. Under the agreement with Shire, we received an upfront license fee in the amount of $13.0 million and will receive reimbursement for research services to be performed. We may be eligible to receive milestone payments upon the achievement of specified clinical development, commercialization and post-commercialization milestones. The total amount of potential milestone payments for each gene target, assuming the achievements of all specified milestones in the agreement, is $213.5 million. We will also receive royalty payments based on specified percentages of net sales of products. Once an IND or CTA is submitted, Shire will have control and broad discretion over all aspects of the clinical development and commercialization of any product developed under the program, and we will have little, if any, influence on how such programs will be conducted. Our lack of control over the clinical development of gene targets in our agreement with Shire could cause delays or other difficulties in the development and commercialization of our product candidates, which may prevent us from receiving any milestone, royalty payments and other benefits under the agreement.

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

We are a small company with 84 full-time employees as of May 1, 2012, and our success depends on our continued ability to attract, retain, and motivate highly qualified management and scientific personnel and our ability to develop and maintain important relationships with leading research and academic institutions and scientists. Competition for personnel and academic and other research collaborations is intense. The success of our technology development programs depends on our ability to attract and retain highly trained personnel. We have experienced a rate of employee turnover that we believe is typical of emerging biotechnology companies. If we lose the services of personnel with the necessary skills, it could significantly impede the achievement of our research and development objectives. We are not presently aware of any plans of specific employees to retire or otherwise leave the company. If we fail to negotiate additional acceptable collaborations with academic and other research institutions and scientists, or if our existing collaborations are unsuccessful, our ZFP Therapeutic development programs may be delayed or may not succeed.

Risks Relating to our Common Stock and Corporate Organization

Our stock price has been volatile and may continue to be volatile, which could result in substantial losses for investors.

During the quarter ended March 31, 2012, our common stock price ranged from a low of $2.95 to high of $5.67. During the fiscal year ended December 31, 2011 our common stock price fluctuated, ranging from a low of $2.36 to a high of $8.66. Volatility in our common stock could cause stockholders to incur substantial losses. An active public market for our common stock may not be sustained, and the market price of our common stock may continue to be highly volatile. The market price of our common stock has fluctuated significantly in response to various factors, some of which are beyond our control, including but not limited to the following:

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

Dated: May 7, 2012

SANGAMO BIOSCIENCES, INC.

/s/ H. WARD WOLFF
H. Ward Wolff
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)