Form 10-Q
period 2012-06-30
SANGAMO BIOSCIENCES INC
filed 2012-08-03
CIK 1001233

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

As of July 31, 2012, 52,745,175 shares of the issuer’s common stock, par value $0.01 per share, were outstanding.

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

In some cases, you can identify forward-looking statements by terms such as: “anticipates,” “believes,” “continues,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “seeks,” “should” and “will.” These statements reflect our current views with respect to future events and are based on assumptions and subject to risks and uncertainties. Given these risks and uncertainties, you should not place undue reliance on these forward-looking statements. Many of these risks are discussed in greater detail under the headings “Risk Factors” and “Management’s Discussion and Analysis of Financial Conditions and Results of Operations” in this Form 10-Q. Sangamo undertakes no obligation to publicly release any revisions to forward-looking statements to reflect events or circumstances arising after the date of this report. Readers are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this Quarterly Report on Form 10-Q.

ZFP Therapeutic® is a registered trademark of Sangamo BioSciences, Inc.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SANGAMO BIOSCIENCES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	June 30, 2012	December 31, 2011
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$18,476	$16,766
Marketable securities	41,167	67,366
Interest receivable	199	331
Accounts receivable	3,241	919
Prepaid expenses	579	310

Total current assets	63,662	85,692
Marketable securities, non-current	21,077	—
Property and equipment, net	1,532	1,603
Other assets	41	41

Total assets	$86,312	$87,336

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued liabilities	$2,649	$5,515
Accrued compensation and employee benefits	1,295	1,672
Deferred revenues	2,208	17

Total current liabilities	6,152	7,204
Deferred revenues, non-current portion	9,931	—

Total liabilities	$16,083	$7,204

Commitments and contingencies
Stockholders’ equity:
Common stock, $0.01 par value; 80,000,000 shares authorized, 52,722,314 and 52,554,795 shares issued and outstanding at June 30, 2012 and December 31, 2011, respectively	$527	$526
Additional paid-in capital	335,950	332,839
Accumulated deficit	(266,241)	(253,245)
Accumulated other comprehensive income (loss)	(7)	12

Total stockholders’ equity	70,229	80,132

Total liabilities and stockholders’ equity	$86,312	$87,336

See accompanying notes.

SANGAMO BIOSCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands, except per share amounts)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Revenues:
Collaboration agreements	$3,812	$608	$5,475	$2,095
Research grants	762	906	2,341	1,619

Total revenues	4,574	1,514	7,816	3,714
Operating expenses:
Research and development	7,574	8,119	14,857	16,381
General and administrative	2,744	3,676	5,986	7,215

Total operating expenses	10,318	11,795	20,843	23,596

Loss from operations	(5,744)	(10,281)	(13,027)	(19,882)
Interest and other income, net	16	22	31	45

Net loss	$(5,728)	$(10,259)	$(12,996)	$(19,837)

Basic and diluted net loss per share	$(0.11)	$(0.20)	$(0.25)	$(0.41)

Shares used in computing basic and diluted net loss per share	52,657	51,500	52,612	48,514

Net loss	$(5,728)	$(10,259)	$(12,996)	$(19,837)
Changes in unrealized gain (loss) on available-for-sale securities	(4)	3	(19)	23

Comprehensive loss	$(5,732)	$(10,256)	$(13,015)	$(19,814)

See accompanying notes.

SANGAMO BIOSCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six months ended June 30,
	2012	2011
Operating Activities:
Net loss	$(12,996)	$(19,837)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	334	319
Amortization of premium / discount on marketable securities	490	786
Stock-based compensation	2,607	3,929
Changes in operating assets and liabilities:
Interest receivable	132	(172)
Accounts receivable	(2,322)	(1,015)
Prepaid expenses and other assets	(268)	(356)
Accounts payable and accrued liabilities	(2,867)	(3,005)
Accrued compensation and employee benefits	(378)	(355)
Deferred revenues	12,122	277

Net cash used in operating activities	(3,146)	(19,429)

Investing Activities:
Purchases of investments	(47,505)	(78,884)
Maturities of investments	52,120	44,556
Purchases of property and equipment	(263)	(196)

Net cash provided by (used in) investing activities	4,352	(34,524)

Financing Activities:
Proceeds from issuance of common stock	504	51,590

Net cash provided by financing activities	504	51,590

Net increase / (decrease) in cash and cash equivalents	1,710	(2,363)
Cash and cash equivalents, beginning of period	16,766	10,784

Cash and cash equivalents, end of period	$18,476	$8,421

See accompanying notes.

SANGAMO BIOSCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2012

(Unaudited)

NOTE 1 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Sangamo Biosciences, Inc. (“Sangamo” or the “Company”) have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months and six months ended June 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012. The condensed consolidated balance sheet data at December 31, 2011 were derived from the audited consolidated financial statements included in Sangamo’s Form 10-K for the year ended December 31, 2011, as filed with the SEC. These financial statements should be read in conjunction with the financial statements and footnotes thereto for the year ended December 31, 2011, included in Sangamo’s Form 10-K, as filed with the SEC.

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

Revenue Recognition

Revenues from research activities made under strategic partnering agreements and collaborations are recognized as the services are provided when there is persuasive evidence that an arrangement exists, delivery has occurred, the price is fixed or determinable, and collectability is reasonably assured. Revenue generated from research and licensing agreements typically includes upfront signing or license fees, cost reimbursements, research services, minimum sublicense fees, milestone payments and royalties on future licensee’s product sales.

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

Additionally, the Company recognizes milestone payments, which are subject to substantive contingencies, upon completion of specified milestones, which represents the culmination of an earnings process, according to contract terms. Fees from licensees upon sublicensing Sangamo technologies by them to third parties (sublicense fees) are recognized as revenue in the period such fees are due. Minimum annual sublicense fees are also recognized as revenue in the period in which such fees are due. Royalty revenues are generally recognized when earned and collectability of the related royalty payment is reasonably assured. The Company recognizes cost reimbursement revenue under collaborative agreements as the related research and development costs for services are rendered. Deferred revenue represents the portion of research or license payments received which have not been earned.

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

NOTE 2 - INVESTMENTS AND FAIR VALUE MEASUREMENT

Investments

Sangamo classifies its marketable securities as available-for-sale and records its investments at fair value. Available-for-sale securities are carried at estimated fair value based on quoted market prices, with the unrealized holding gains and losses included in accumulated other comprehensive income. Marketable securities which have maturities beyond one year as of the end of the reporting period are classified as non-current. The Company’s investments are subject to a periodic impairment review and the Company recognizes an impairment charge when a decline in the fair value of its investments below the cost basis is judged to be other-than-temporary. The Company considers various factors in determining whether to recognize an impairment charge, including the length of time and extent to which the fair value has been less than the Company’s cost basis, the financial condition and near-term prospects of the investee, and the Company’s intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in the market value.

The table below summarizes the Company’s available-for-sale securities (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
June 30, 2012
Cash equivalents:
Money market funds	$15,021	$—	$—	$15,021

Total	15,021	—	—	15,021

Marketable securities:
U.S. government sponsored entity debt securities	47,865	—	(5)	47,860
Corporate debt securities	14,386	—	(2)	14,384

Total	62,251	—	(7)	62,244

Total cash equivalents and marketable securities	$77,272	$—	$(7)	$77,265

December 31, 2011
Cash equivalents:
Money market funds	$15,258	$—	$—	$15,258

Total	15,258	—	—	15,258

Marketable securities:
U.S. government sponsored entity debt securities	27,020	—	(7)	27,013
U.S. treasury debt securities	751	1	—	752
Corporate debt securities	39,583	18	—	39,601

Total	67,354	19	(7)	67,366

Total cash equivalents and marketable securities	$82,612	$19	$(7)	$82,624

As of June 30, 2012, none of the available-for-sale securities held by the Company had material unrealized losses and there were no realized losses for the three and six months ended June 30, 2012; therefore, the Company had no other-than-temporary impairments of available-for-sale securities as of June 30, 2012.

Fair Value Measurement

The Company measures certain financial assets at fair value on a recurring basis, including cash equivalents and available-for sale-securities. The fair value of these assets was determined based on a three-tier hierarchy under the authoritative guidance for fair value measurements and disclosures that prioritizes the inputs used in measuring fair value as follows:

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

The fair value measurements of our cash equivalents and available-for-sale marketable securities are identified at the following levels within the fair value hierarchy (in thousands):

	June 30, 2012 Fair Value Measurements
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents:
Money market funds	$15,021	$15,021	$—	$—

Total	15,021	15,021	—	—
Marketable securities:
U.S. government sponsored entity debt securities	47,860	—	47,860	—
Corporate debt securities	14,384	—	14,384	—

Total	62,244	—	62,244	—

Total cash equivalents and marketable securities	$77,265	$15,021	$62,244	$—

	December 31, 2011 Fair Value Measurements
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents:
Money market funds	$15,258	$15,258	$—	$—

Total	15,258	15,258	—	—
Marketable securities:
U.S. government sponsored entity debt securities	27,013	—	27,013	—
U.S. treasury debt securities	752	—	752	—
Corporate debt securities	39,601	—	39,601	—

Total	67,366	—	67,366	—

Total cash equivalents and marketable securities	$82,624	$15,258	$67,366	$—

NOTE 3 - BASIC AND DILUTED NET LOSS PER SHARE

Basic net loss per share has been computed by dividing the net loss by the weighted-average number of shares of common stock outstanding during the period. Diluted net loss per share is calculated by dividing net loss by the weighted average number of shares of common stock and potential dilutive securities outstanding during the period.

Because Sangamo is in a net loss position, diluted net loss per share excludes the effects of common stock equivalents consisting of options, which are all anti-dilutive. The total stock options outstanding excluded from the calculation of diluted net loss per share for the three and six months ended June 30, 2012 and 2011 were 8,240,363 and 7,890,571, respectively.

NOTE 4 - MAJOR CUSTOMERS, PARTNERSHIPS AND STRATEGIC ALLIANCES

Collaboration Agreements

Collaboration and License Agreement with Shire AG in Human Therapeutics and Diagnostics

On January 31, 2012, the Company entered into a collaboration and license agreement (the Agreement) with Shire AG (Shire), pursuant to which the Company and Shire will collaborate to research, develop and commercialize human therapeutics and diagnostics for monogenic diseases based on Sangamo’s ZFP technology. Under the Agreement, the Company and Shire may develop potential human therapeutic or diagnostic products for seven gene targets. The initial four gene targets selected were blood clotting Factors VII, VIII, IX and X, and products developed for such initial gene targets will be used for treating or diagnosing hemophilia. In June 2012, Shire selected a fifth gene target for the development of a ZFP therapeutic for Huntington’s disease. Shire has the right, subject to certain limitations, to designate two additional gene targets. Pursuant to the Agreement, the Company granted Shire an exclusive, world-wide, royalty-bearing license, with the right to grant sublicenses, to use Sangamo’s ZFP technology for the purpose of developing and commercializing human therapeutic and diagnostic products for the gene targets. The initial research term of the Agreement is six years and is subject to extensions upon mutual agreement and under other specified circumstances.

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

The Company has identified the deliverables within the arrangement as a license to the technology and on-going research services activities. The Company has concluded that the license is not a separate unit of accounting as it does not have stand-alone value to Shire apart from the research services to be performed pursuant to the agreement. As a result, the Company will recognize revenue from the upfront payment on a straight-line basis over a six-year initial research term during which the Company will also be performing research services. As of June 30, 2012, the Company has deferred revenue of $12.1 million related to this upfront fee.

Revenues recognized under the agreement with Shire for the three and six months ended June 30, 2012, were as follows (in thousands):

	Three months ended June 30, 2012	Six months ended June 30, 2012
Revenue related to Shire Collaboration:
Amortization of upfront fee	$542	$903
Research services	1,517	2,072

Total	$2,059	$2,975

Related costs and expenses incurred under the Shire agreement were $1.2 million and $1.7 million during the three and six months ended June 30, 2012, respectively.

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

In October 2009, Sangamo expanded its license agreement with Sigma. In addition to the original terms of the license agreement, Sigma received exclusive rights to develop and distribute ZFP-modified cell lines for commercial production of protein pharmaceuticals and certain ZFP-engineered transgenic animals for commercial applications. Under the terms of the agreement, Sigma made an upfront cash payment of $20.0 million consisting of a $4.9 million purchase of 636,133 shares of Sangamo common stock, valued at $4.9 million, and a $15.1 million upfront license fee. The upfront license fee was recognized on a straight-line basis from the effective date of the expanded license through July 2010, which represents the period over which Sangamo was obligated to perform research services for Sigma. Sangamo is also eligible to receive commercial license fees of $5.0 million based upon a percentage of net sales and sublicensing revenue and thereafter a reduced royalty rate of 10.5% of net sales and sublicensing revenue. In addition, upon the achievement of certain cumulative commercial milestones Sigma will make milestone payments to Sangamo up to an aggregate of $25.0 million. During the three and six months ended June 30, 2012, the Company recognized $1.0 million in revenue related to the achievement of a commercial milestone.

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Revenue related to Sigma Collaboration:
Royalty revenues	$306	$139	$607	$431
License fee and milestone revenues	1,000	—	1,000	671

Total	$1,306	$139	$1,607	$1,102

Related costs and expenses incurred under the Sigma agreement were $0.1 million and $0.2 million during the three months ended June 30, 2012 and 2011, respectively. Related costs and expenses incurred under the Sigma agreement were $0.2 million and $0.3 million during the six months ended June 30, 2012 and 2011, respectively.

Agreement with Dow AgroSciences in Plant Agriculture

In October 2005, Sangamo entered into an exclusive commercial license with Dow AgroSciences (DAS). Under this agreement, Sangamo is providing DAS with access to its proprietary ZFP technology and the exclusive right to use the technology to modify the genomes or alter the nucleic acid or protein expression of plant cells, plants, or plant cell cultures. Sangamo has retained rights to use plants or plant-derived products to deliver ZFP transcription factors (ZFP TFs) or ZFP nucleases (ZFNs) into humans or animals for diagnostic, therapeutic, or prophylactic purposes. The Company’s agreement with DAS provided for an initial three-year research term. In June 2008, DAS exercised its option under the agreement to obtain a commercial license to sell products incorporating or derived from plant cells generated using the Company’s ZFP technology, including agricultural crops, industrial products and plant-derived biopharmaceuticals. The exercise of the option triggered a one-time commercial license fee of $6.0 million, payment of the remaining $2.3 million of the previously agreed $4.0 million in research milestones, development and commercialization milestone payments for each product, and royalties on sales of products. Furthermore, DAS has the right to sublicense Sangamo’s ZFP technology to third parties for use in plant cells, plants, or plant cell cultures, and Sangamo will be entitled to 25% of any cash consideration received by DAS under such sublicenses. Subsequently, the Company amended its agreement with DAS to extend the period of reagent manufacturing services and research services through December 31, 2012.

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

Revenues under the agreement were $0.4 million and $0.5 million during the three months ended June 30, 2012 and 2011, respectively, and $0.9 million and $1.0 million during the six months ended June 30, 2012 and 2011, respectively. Related costs and expenses incurred under the agreement were $0.1 million and $0.5 million during the three months ended June 30, 2012 and 2011, respectively, and $0.3 million and $0.7 million during the six months ended June 30, 2012 and 2011, respectively.

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

Revenues attributable to research and development performed under the CIRM grant agreement were $0.3 million and $0.4 million during the three months ended June 30, 2012 and 2011, respectively and $0.6 million and $0.8 million during the six months ended June 30, 2012, respectively. Related costs and expenses incurred under the CIRM agreement were $0.3 million and $0.6 million during the three months ended June 30, 2012 and 2011, respectively, and $0.6 million and $1.0 million during the six months ended June 30, 2012 and 2011, respectively.

CHDI Foundation, Inc.

In April 2011, Sangamo entered into an agreement with the CHDI Foundation (CHDI) to develop a novel therapeutic for Huntington’s disease based on Sangamo’s proprietary ZFP technology. The ZFP therapeutic approach will target the gene that causes Huntington’s disease, an inherited neurodegenerative disease for which there are currently no therapies available to slow the disease progression. Under the agreement with CHDI, and subject to its terms and conditions, CHDI was to pay the Company $1.3 million, the total funds due under the agreement, over a period of one year which is intended to substantially fund the Company’s research efforts related to the agreement. On March 8, 2012, the agreement with CHDI was amended to extend the funding through July 31, 2012, with total funds to be paid to Sangamo increased from $1.3 million to $1.8 million. On June 30, 2012, the agreement was amended again to extend the project through August 2012 and to increase total potential funding from $1.8 million to $2.1 million.

Revenues attributable to research and development performed under the CHDI collaboration agreement were $0.4 million during the three months ended June 30, 2012 and 2011, and $0.8 million and $0.4 million during the six months ended June 30, 2012 and 2011, respectively. Related costs and expenses incurred under the CHDI agreement were $0.4 million during the three months ended June 30, 2012 and 2011, and $0.8 million and $0.4 million during the six months ended June 30, 2012 and 2011, respectively.

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

Revenues attributable to research and development performed under the MJFF agreement were $0.1 million and $0.4 million during the three and six months ended June 30, 2011, respectively. There were no such revenues in the same period in 2012.

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

There were no revenues attributable to research and development activities performed under the JDRF agreement during the three months ended June 30, 2012, and there were $0.8 million in revenues under the agreement during the six months ended June 30, 2012. There were no revenues in the three or six month periods ending June 30, 2011.

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

NOTE 6 - STOCK-BASED COMPENSATION

The following table shows total stock-based compensation expenses included in the condensed consolidated statement of operations for the three month and six months ended June 30, 2012 and 2011 (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Costs and expenses:
Research and development	$646	$900	$1,421	$1,811
General and administrative	578	1,066	1,186	2,118

Total stock-based compensation expense	$1,224	$1,966	$2,607	$3,929

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

For the three months ended June 30, 2012, we incurred a consolidated net loss of $5.7 million, or $0.11 per share, compared to a net loss of $10.3 million, or $0.20 per share, for the same period in 2011. As of June 30, 2012, we had cash, cash equivalents, and marketable securities totaling $80.9 million compared to $84.5 million as of December 31, 2011. As of June 30, 2012, we had an accumulated deficit of $266.2 million.

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

In January 2012, we entered into a collaboration and license agreement with Shire AG (Shire), pursuant to which we will collaborate with Shire to research, develop and commercialize human therapeutics for hemophilia, Huntington’s disease and other monogenic diseases based on our ZFP technology.

Critical Accounting Estimates

The accompanying discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements and the related disclosures, which have been prepared in accordance with generally accepted accounting principles in the United States. The preparation of these financial statements requires us to make estimates, assumptions and judgments that affect the reported amounts in our consolidated financial statements and accompanying notes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe that there have been no significant changes in our critical accounting policies and estimates disclosed in our Annual Report on Form 10-K for the year ended December 31, 2011, as filed with the SEC.

Results of Operations

Three months and six months ended June 30, 2012 and 2011

Revenues

	Three months ended June 30,				Six months ended June 30,
	(in thousands, except percentage values)				(in thousands, except percentage values)
	2012	2011	Change	%	2012	2011	Change	%
Revenues:
Collaboration agreements	$3,812	$608	$3,204	527%	$5,475	$2,095	$3,380	161%
Research grants	762	906	(144)	(16%)	2,341	1,619	722	45%

Total revenues	$4,574	$1,514	$3,060	202%	$7,816	$3,714	$4,102	110%

Total revenues consist of revenues from collaboration agreements, strategic partnerships and research grants.

Revenues from our corporate collaboration and strategic partnering agreements were $3.8 million for the three months ended June 30, 2012, compared to $0.6 million in the corresponding period in 2011. The increase in collaboration agreement revenue was primarily due to our collaboration and license agreement with Shire, established in January 2012. Pursuant to the agreement, we received an upfront payment of $13.0 million, which is being amortized on a straight-line basis over the initial six-year research term. During the three months ended June 30, 2012, we recognized revenue of $0.5 million related to the upfront payment. We also recognized revenues of$1.5 million related to research services performed under the Shire agreement. In addition, collaboration agreement revenue increased during the three months ended June 30, 2012 compared to the same period in 2011 due to the achievement of a commercial milestone under the agreement with Sigma. Research grant revenues were $0.8 million for the three months ended June 30, 2012, compared to $0.9 million in the corresponding period in 2011. Research grant revenues decreased primarily due to revenues from the Michael J. Fox Foundation for Parkinson’s Research (MJFF) grant, which was completed in 2011.

Revenues from our corporate collaboration and strategic partnering agreements were $5.5 million for the six months ended June 30, 2012, compared to $2.1 million in the corresponding period in 2011. The increase in collaboration agreement revenues was primarily attributable to our agreement with Shire, including $0.9 million in revenues from the amortization of the upfront license fee and $2.1 million related to research services performed under the agreement. In addition, collaboration agreement revenue increased during the six months ended June 30, 2012 compared to the same period in 2011 due to the achievement of a commercial milestone under the agreement with Sigma.. Research grant revenues were $2.3 million for the six months ended June 30, 2012, compared to $1.6 million in the corresponding period in 2011. The increase in research grant revenues was primarily due to $0.8 million in revenues related to the two final milestones achieved in 2012, pursuant to the agreement with Juvenile Diabetes Research Foundation International, as well as $0.4 million increased revenues from CHDI Foundation. This was partially offset by decreased revenues from MJFF and other research grants of $0.5 million.

Operating Expenses

	Three months ended June 30,				Six months ended June 30,
	(in thousands, except percentage values)				(in thousands, except percentage values)
	2012	2011	Change	%	2012	2011	Change	%
Operating expenses:
Research and development	$7,574	$8,119	$(547)	(7%)	$14,857	$16,381	$(1,524)	(9%)
General and administrative	2,744	3,676	(932)	(25%)	5,986	7,215	(1,229)	(17%)

Total expenses	$10,318	$11,795	$(1,479)	(13%)	$20,843	$23,596	$(2,753)	(12%)

Research and development

Research and development expenses consist primarily of salaries and personnel related expenses, including stock-based compensation, laboratory supplies, pre-clinical and clinical studies, manufacturing expenses, allocated facilities expenses, subcontracted research expenses and expenses for trademark registration and technology licenses. We expect to continue to devote substantial resources to research and development in the future and expect research and development expenses to increase in the next several years if we are successful in advancing our HIV/AIDS program in the clinic and if we are able to move our earlier stage ZFP Therapeutic product candidates into clinical trials. We also expect that expenses related to research performed under our collaboration and license agreement with Shire will increase our research and development expenses during the term of the agreement. Pursuant to the terms of the agreement with Shire, future expenses related to research activities related to the collaboration will be reimbursed by Shire, including employee and external research costs related to the programs. The reimbursement funds received from Shire will be recognized as revenue as the costs are incurred and collection is assured.

Research and development expenses were $7.6 million for the three months ended June 30, 2012, compared to $8.1 million in the corresponding period in 2011. The decrease in research and development expenses was primarily due to a decrease of $1.6 million in clinical and manufacturing costs related to our terminated SB-509 diabetic neuropathy program, as well as $0.3 million in lower stock-based compensation expenses. These decreases were partially offset by higher external research-stage expenses of $0.6 million, higher manufacturing costs of $0.5 million for our HIV/AIDS clinical trials as well as higher employee compensation costs of $0.2 million.

Research and development expenses were $14.9 million for the six months ended June 30, 2012, compared to $16.4 million in the corresponding period in 2011. The decrease in research and development expenses was primarily due to a decrease of $2.5 million of clinical and manufacturing costs related to our terminated SB-509 diabetic neuropathy program, as well as $0.4 million in lower stock-based compensation expenses. These decreases were partially offset by higher employee compensation costs of $0.5 million, higher external research-stage expenses of $0.4 million as well as higher manufacturing costs of $0.3 million for our HIV/AIDS clinical trials.

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

General and administrative expenses were $2.7 million for the three month period ended June 30, 2012 and $3.7 million for the corresponding period in 2011. The decrease was primarily the result of lower expenses related to professional services of $0.7 million as well as lower stock-based compensation expenses of $0.5 million, partially offset by higher employee compensation costs of $0.2 million.

General and administrative expenses were $6.0 million for the six month period ended June 30, 2012 and $7.2 million for the corresponding period in 2011. The decrease was primarily the result of lower stock-based compensation expenses of $0.9 million as well as lower expenses related to professional services of $0.7 million, partially offset by higher employee compensation costs of $0.3 million.

Liquidity and Capital Resources

Liquidity

Since inception, we have incurred significant annual net losses and we have funded our operations primarily through the issuance of equity securities, payments from corporate collaborators and strategic partners and research grants. As of June 30, 2012, we had cash, cash equivalents, marketable securities and interest receivable totaling $80.9 million compared to $84.5 million as of December 31, 2011. The decrease was primarily attributable to capital required to fund our continuing operations, including the advancement of our ZFP Therapeutic programs, and was partially offset by a $13.0 million upfront payment received in February 2012 from Shire pursuant to the collaboration and license agreement entered into on January 31, 2012. Our most significant use of capital pertains to salaries and benefits for our employees and external development expenses, such as manufacturing and clinical trial activity, related to our ZFP Therapeutic programs.

Under the terms of the agreement with Shire, we will collaborate to research, develop and commercialize certain gene targets in human therapeutics and diagnostics for hemophilia, Huntington’s disease, and other monogenic diseases based on our ZFP technology. Under the agreement with Shire, we received an upfront license fee in the amount of $13.0 million and will receive reimbursement for research services to be performed. We are also eligible to receive milestone payments upon the achievement of specified research, regulatory, clinical development, commercialization and sales milestones. The total amount of potential milestone payments for each gene target, assuming the achievement of all specified milestones, is $213.5 million. The milestone payments for each gene target through the acceptance of an IND or CTA submission total $8.5 million. We are also eligible to receive royalty payments that are a tiered double-digit percentage of net sales of products developed under the collaboration.

Our cash and investment balances are held in a variety of interest bearing instruments, including obligations of U.S. government agencies, U.S. treasury debt securities, corporate debt securities and money market funds. Cash in excess of immediate requirements is invested in accordance with our investment policy with a goal of capital preservation and liquidity.

Cash Flow

Net cash used in operating activities for the six months ended June 30, 2012 and 2011 was $3.1 million and $19.4 million, respectively. Net cash used in operating activities for the six months ended June 30, 2012 primarily reflects the net loss for the period, an increase in deferred revenues and accounts receivable and a decrease in accounts payable and accrued liabilities, partially offset by stock-based compensation. Net cash used in operating activities for the six months ended June 30, 2011 primarily reflects the net loss for the period, a decrease in accounts payable and accrued liabilities and an increase in accounts receivable, partially offset by stock-based compensation.

Net cash provided by investing activities was $4.4 million for the six months ended June 30, 2012. Net cash used by investing activities was $34.5 million for the six months ended June 30, 2011. Cash flows from investing activities for both periods primarily related to purchases and maturities of investments.

Net cash provided by financing activities for the six months ended June 30, 2012 and 2011 was $0.5 million and $51.6 million, respectively. The increase for the six month period ended June 30, 2012 was attributable to proceeds from the issuance of common stock upon exercise of stock options. The increase for the six month period ended June 30, 2011 was primarily attributable to an underwritten public offering of the Company’s stock completed in April 2011. The Company sold an aggregate of 6,700,000 shares of its common stock at a public offering price of $7.70 per share. The net proceeds to Sangamo from the sale of shares in this offering, after deducting underwriting discounts and commissions and other estimated offering expenses, were approximately $50.2 million.

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

Our market risks at June 30, 2012 have not changed materially from those discussed in Item 7A of our Form 10-K for the year ended December 31, 2011 on file with the SEC.

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

We are not party to any material pending legal proceedings.

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

In December 2008, in collaboration with scientists at the University of Pennsylvania, we filed an Investigational New Drug (IND) application for a Phase 1 trial of our CCR5 ZFN-based therapeutic, SB-728-T, for treatment of HIV/AIDS. In September 2009, we announced the US Food and Drug Administration (FDA) review and acceptance of our IND application to initiate an open-label, repeat-dosing Phase 1 clinical trial of SB-728-T (SB-728-902). Preliminary data from these studies demonstrated that, to date, treatment of aviremic HIV-infected subjects with SB-728-T has been well-tolerated. We also have an on-going Phase 2 (SB-728-902, Cohort 5) and two Phase 1/2 trials (SB-728-1101 and 1002) for this indication. In addition, we have previously completed enrollment and the treatment phase of a Phase 1 and several Phase 2 clinical trials of our ZFP Therapeutic, SB-509, for diabetic neuropathy and ALS and the drug was well tolerated in these studies. However, if one of our ZFP Therapeutic fails one of its safety studies, it could reduce our ability to attract new investors and corporate partners.

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

Before commencing clinical trials in humans, we must submit an IND application to the FDA. The FDA has 30 days to comment on the application and if the agency has no comments, we or our commercial partner may begin clinical trials. While we have stated our intention to file additional IND applications during the next several years, this is only a statement of intent, and we may not be able to do so because the associated product candidates may not meet the necessary preclinical requirements. In addition, there can be no assurance that, once filed, an IND application will result in the actual initiation of clinical trials. Clinical trials are subject to oversight by institutional review boards and the FDA. In addition, our proposed clinical studies require review from the Recombinant DNA Advisory Committee (RAC), which is the advisory board to the National Institutes of Health (NIH), focusing on clinical trials involving gene transfer. We will typically submit a proposed clinical protocol and other product-related information to the RAC three to six months prior to the expected IND application filing date.

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

In order to regulate or modify a gene in a cell, the ZFP must be efficiently delivered to the cell. We have licensed for research certain gene transfer technologies. We are evaluating these systems and other technologies that may need to be used in the delivery of ZFP into cells for in vitro and in vivo applications, including ZFP Therapeutics. However, we may not be able to license the gene transfer technologies required to develop and commercialize our ZFP Therapeutics. We have not developed our own gene transfer technologies, and we rely on our ability to enter into license agreements to provide us with rights to the necessary gene transfer technology. Our approach has been to license appropriate technology as required. The inability to obtain a license to use gene transfer technologies with entities which own such technology on reasonable commercial terms, if at all, could delay or prevent the preclinical evaluation, drug development collaborations, clinical testing, and/or commercialization of our therapeutic product candidates.

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

We have generated operating losses since we began operations in 1995. The extent of our future losses and the timing of profitability are uncertain, and we expect to incur losses for the foreseeable future. We have been engaged in developing our ZFP technology since inception, which has and will continue to require significant research and development expenditures. To date, we have generated our funding from issuance of equity securities, revenues derived from strategic partnering agreements, other collaborations in non-therapeutic applications of our technology, federal government research grants and grants awarded by research foundations. As of June 30, 2012, we had an accumulated deficit of $266.2 million. From 2005 to date, we have generated an aggregate of approximately $157.2 million in net proceeds from the sale of our equity securities. We expect to continue to incur additional operating losses for the next several years as we continue to expand and extend our research and development activities into human therapeutic product development. If the time required to generate significant product revenues and achieve profitability is longer than we currently anticipate or if we are unable to generate liquidity through equity financing or other sources of funding, we may be forced to curtail or suspend our operations.

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

On January 31, 2012, we entered into a research and collaborative agreement with Shire , pursuant to which we are engaging in a joint program with Shire to research, develop and commercialize human therapeutics and diagnostics for hemophilia, Huntington’s disease and other monogenic diseases based on our ZFP technology. Under this agreement, we are responsible for all research activities through the submission of an IND and CTA, while Shire is responsible for clinical development and commercialization of products generated from the research program from and after the acceptance of an IND or CTA for the product. Under the agreement with Shire, we received an upfront license fee in the amount of $13.0 million and will receive reimbursement for research services to be performed. We may be eligible to receive milestone payments upon the achievement of specified clinical development, commercialization and post-commercialization milestones. The total amount of potential milestone payments for each gene target, assuming the achievements of all specified milestones in the agreement, is $213.5 million. We will also receive royalty payments based on specified percentages of net sales of products. Once an IND or CTA is submitted, Shire will have control and broad discretion over all aspects of the clinical development and commercialization of any product developed under the program, and we will have little, if any, influence on how such programs will be conducted. Our lack of control over the clinical development of gene targets in our agreement with Shire could cause delays or other difficulties in the development and commercialization of our product candidates, which may prevent us from receiving any milestone, royalty payments and other benefits under the agreement.

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

We are a small company with 83 full-time employees as of July 31, 2012, and our success depends on our continued ability to attract, retain, and motivate highly qualified management and scientific personnel and our ability to develop and maintain important relationships with leading research and academic institutions and scientists. Competition for personnel and academic and other research collaborations is intense. The success of our technology development programs depends on our ability to attract and retain highly trained personnel. We have experienced a rate of employee turnover that we believe is typical of emerging biotechnology companies. If we lose the services of personnel with the necessary stykills, it could significantly impede the achievement of our research and development objectives. We are not presently aware of any plans of specific employees to retire or otherwise leave the company. If we fail to negotiate additional acceptable collaborations with academic and other research institutions and scientists, or if our existing collaborations are unsuccessful, our ZFP Therapeutic development programs may be delayed or may not succeed.

Risks Relating to our Common Stock and Corporate Organization

Our stock price has been volatile and may continue to be volatile, which could result in substantial losses for investors.

During the six months ended June 30, 2012, our common stock price ranged from a low of $2.95 to high of $5.67. During the fiscal year ended December 31, 2011 our common stock price fluctuated, ranging from a low of $2.36 to a high of $8.66. Volatility in our common stock could cause stockholders to incur substantial losses. An active public market for our common stock may not be sustained, and the market price of our common stock may continue to be highly volatile. The market price of our common stock has fluctuated significantly in response to various factors, some of which are beyond our control, including but not limited to the following:

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

Dated: August 3, 2012

SANGAMO BIOSCIENCES, INC.

/S/ H. WARD WOLFF
H. Ward Wolff
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)