Form 10-Q
period 2012-09-30
SANGAMO BIOSCIENCES INC
filed 2012-11-02
CIK 1001233

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

As of October 31, 2012, 52,988,561 shares of the issuer’s common stock, par value $0.01 per share, were outstanding.

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SANGAMO BIOSCIENCES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	September 30, 2012	December 31, 2011
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$13,724	$16,766
Marketable securities	44,178	67,366
Interest receivable	311	331
Accounts receivable	3,504	919
Prepaid expenses	674	310

Total current assets	62,391	85,692
Marketable securities, non-current	17,914	—
Property and equipment, net	1,467	1,603
Other assets	41	41

Total assets	$81,813	$87,336

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued liabilities	$1,745	$5,515
Accrued compensation and employee benefits	1,831	1,672
Deferred revenues	2,446	17

Total current liabilities	6,022	7,204
Deferred revenues, non-current portion	9,389	—

Total liabilities	15,411	7,204

Commitments and contingencies
Stockholders’ equity:
Common stock, $0.01 par value; 80,000,000 shares authorized, 52,863,671 and 52,554,795 shares issued and outstanding at September 30, 2012 and December 31, 2011, respectively	529	526
Additional paid-in capital	337,889	332,839
Accumulated deficit	(272,031)	(253,245)
Accumulated other comprehensive income	15	12

Total stockholders’ equity	66,402	80,132

Total liabilities and stockholders’ equity	$81,813	$87,336

See accompanying notes.

SANGAMO BIOSCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands, except per share amounts)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Revenues:
Collaboration agreements	$4,190	$781	$9,665	$2,876
Research grants	717	1,076	3,058	2,695

Total revenues	4,907	1,857	12,723	5,571
Operating expenses:
Research and development	7,570	7,839	22,427	24,220
General and administrative	3,139	3,592	9,125	10,807

Total operating expenses	10,709	11,431	31,552	35,027

Loss from operations	(5,802)	(9,574)	(18,829)	(29,456)
Interest income, net	12	20	43	65

Net loss	$(5,790)	$(9,554)	$(18,786)	$(29,391)

Basic and diluted net loss per share	$(0.11)	$(0.18)	$(0.36)	$(0.59)

Shares used in computing basic and diluted net loss per share	52,768	52,464	52,664	49,850

Net loss	(5,790)	(9,554)	(18,786)	(29,391)
Changes in unrealized gain (loss) on available-for-sale securities	22	(19)	3	4

Comprehensive loss	$(5,768)	$(9,573)	$(18,783)	$(29,387)

See accompanying notes.

SANGAMO BIOSCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine months ended September 30,
	2012	2011
Operating Activities:
Net loss	$(18,786)	$(29,391)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	500	479
Amortization of premium / discount on marketable securities	692	1,237
Stock-based compensation	4,011	5,982
Changes in operating assets and liabilities:
Interest receivable	20	(205)
Accounts receivable	(2,585)	(787)
Prepaid expenses and other assets	(364)	(264)
Accounts payable and accrued liabilities	(3,770)	(3,188)
Accrued compensation and employee benefits	159	—
Deferred revenues	11,818	240

Net cash used in operating activities	(8,305)	(25,897)

Investing Activities:
Purchases of investments	(70,570)	(82,526)
Maturities of investments	75,155	57,874
Proceeds from sales of investments	—	10,139
Purchases of property and equipment	(363)	(371)

Net cash provided by (used in) investing activities	4,222	(14,884)

Financing Activities:
Proceeds from issuance of common stock	1,041	51,664

Net cash provided by financing activities	1,041	51,664

Net increase / (decrease) in cash and cash equivalents	(3,042)	10,883
Cash and cash equivalents, beginning of period	16,766	10,784

Cash and cash equivalents, end of period	$13,724	$21,667

See accompanying notes.

SANGAMO BIOSCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2012

(Unaudited)

NOTE 1 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Sangamo Biosciences, Inc. (“Sangamo” or the “Company”) have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months and nine months ended September 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012. The condensed consolidated balance sheet data at December 31, 2011 were derived from the audited consolidated financial statements included in Sangamo’s Form 10-K for the year ended December 31, 2011, as filed with the SEC. These financial statements should be read in conjunction with the financial statements and footnotes thereto for the year ended December 31, 2011, included in Sangamo’s Form 10-K, as filed with the SEC.

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

The table below summarizes the Company’s available-for-sale securities (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
September 30, 2012
Cash equivalents:
Money market funds	$13,595	$—	$—	$13,595

Total	13,595	—	—	13,595

Marketable securities:
U.S. government sponsored entity debt securities	42,732	15	—	42,747
Corporate debt securities	19,345	—	—	19,345

Total	62,077	15	—	62,092

Total cash equivalents and marketable securities	$75,672	$15	$—	$75,687

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
December 31, 2011
Cash equivalents:
Money market funds	$15,258	$—	$—	$15,258

Total	15,258	—	—	15,258

Marketable securities:
U.S. government sponsored entity debt securities	27,020	—	(7)	27,013
U.S. treasury debt securities	751	1	—	752
Corporate debt securities	39,583	18	—	39,601

Total	67,354	19	(7)	67,366

Total cash equivalents and marketable securities	$82,612	$19	$(7)	$82,624

As of September 30, 2012, none of the available-for-sale securities held by the Company had material unrealized losses and there were no realized losses for the three and nine months ended September 30, 2012; therefore, the Company had no other-than-temporary impairments of available-for-sale securities as of September 30, 2012.

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

The fair value measurements of our cash equivalents and available-for-sale marketable securities are identified at the following levels within the fair value hierarchy (in thousands):

	September 30, 2012 Fair Value Measurements
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents:
Money market funds	$13,595	$13,595	$—	$—

Total	13,595	13,595	—	—
Marketable securities:
U.S. government sponsored entity debt securities	42,747	—	42,747	—
Corporate debt securities	19,345	—	19,345	—

Total	62,092	—	62,092	—

Total cash equivalents and marketable securities	$75,687	$13,595	$62,092	$—

	December 31, 2011 Fair Value Measurements
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents:
Money market funds	$15,258	$15,258	$—	$—

Total	15,258	15,258	—	—
Marketable securities:
U.S. government sponsored entity debt securities	27,013	—	27,013	—
U.S. treasury debt securities	752	—	752	—
Corporate debt securities	39,601	—	39,601	—

Total	67,366	—	67,366	—

Total cash equivalents and marketable securities	$82,624	$15,258	$67,366	$—

NOTE 3 - BASIC AND DILUTED NET LOSS PER SHARE

Basic net loss per share has been computed by dividing the net loss by the weighted-average number of shares of common stock outstanding during the period. Diluted net loss per share is calculated by dividing net loss by the weighted average number of shares of common stock and potential dilutive securities outstanding during the period.

Because Sangamo is in a net loss position, diluted net loss per share excludes the effects of common stock equivalents consisting of options, which are all anti-dilutive. The total stock options outstanding excluded from the calculation of diluted net loss per share for the three and nine months ended September 30, 2012 and 2011 were 8,075,898 and 8,067,318, respectively.

NOTE 4 - MAJOR CUSTOMERS, PARTNERSHIPS AND STRATEGIC ALLIANCES

Collaboration Agreements

Collaboration and License Agreement with Shire AG in Human Therapeutics and Diagnostics

On January 31, 2012, the Company entered into a collaboration and license agreement (the Agreement) with Shire AG (Shire), pursuant to which the Company and Shire will collaborate to research, develop and commercialize human therapeutics and diagnostics for monogenic diseases based on Sangamo’s novel zinc finger DNA-binding proteins (ZFP) technology. Under the Agreement, the Company and Shire may develop potential human therapeutic or diagnostic products for seven gene targets. The initial four gene targets selected were blood clotting Factors VII, VIII, IX and X, and products developed for such initial gene targets will be used for treating or diagnosing hemophilia. In June 2012, Shire selected a fifth gene target for the development of a ZFP therapeutic for Huntington’s disease, an inherited neurodegenerative disease for which there are currently no therapies available to slow the disease progression. Shire has the right, subject to certain limitations, to designate two additional gene targets. Pursuant to the Agreement, the Company granted Shire an exclusive, world-wide, royalty-bearing license, with the right to grant sublicenses, to use Sangamo’s ZFP technology for the purpose of developing and commercializing human therapeutic and diagnostic products for the gene targets. The initial research term of the Agreement is six years and is subject to extensions upon mutual agreement and under other specified circumstances.

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

The Company received an upfront license fee of $13.0 million. The Company will also be eligible to receive up to $213.5 million of contingent payments for each gene target if specified research, regulatory, clinical development, commercialization and sales milestone events occur, including payments for each gene target through the acceptance of an IND or CTA submission totaling $8.5 million. The Company will also be eligible to receive royalty payments that are a tiered double-digit percentage of net sales of products developed under the collaboration. All such contingent payments, when earned, will be non-refundable and non-creditable. The Company has evaluated the contingent payments under the Agreement with Shire based on the authoritative guidance for research and development milestones and determined that certain of these payments meet the definition of a milestone and that all such milestones are substantive milestones because they are related to events (i) that can be achieved based in whole or in part on either the Company’s performance or on the occurrence of a specific outcome resulting from the Company’s performance, (ii) for which there was substantive uncertainty at the date the agreement was entered into that the event would be achieved and (iii) that would result in additional payments being due to the Company. Accordingly, revenue for these achievements will be recognized in its entirety in the period when the milestone is achieved and collectability is reasonably assured. In addition, the Company will be eligible to receive tiered royalties on annual net sales of licensed product sold by Shire or its sublicensees. To date, no products have been approved and therefore no royalty fees have been earned under the Agreement with Shire.

The Company has identified the deliverables within the arrangement as a license to the technology and on-going research services activities. The Company has concluded that the license is not a separate unit of accounting as it does not have stand-alone value to Shire apart from the research services to be performed pursuant to the Agreement. As a result, the Company will recognize revenue from the upfront payment on a straight-line basis over a six-year initial research term during which the Company will also be performing research services. As of September 30, 2012, the Company has deferred revenue of $11.6 million related to this upfront fee.

Revenues recognized under the agreement with Shire for the three and nine months ended September 30, 2012, were as follows (in thousands):

	Three months ended September 30, 2012	Nine months ended September 30, 2012
Revenue related to Shire Collaboration:
Amortization of upfront fee	$542	$1,444
Research services	2,675	4,747

Total	$3,217	$6,191

Related costs and expenses incurred under the Shire agreement were $2.2 million and $3.8 million during the three and nine months ended September 30, 2012, respectively.

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

In October 2009, Sangamo expanded its license agreement with Sigma. In addition to the original terms of the license agreement, Sigma received exclusive rights to develop and distribute ZFP-modified cell lines for commercial production of protein pharmaceuticals and certain ZFP-engineered transgenic animals for commercial applications. Under the terms of the agreement, Sigma made upfront cash payment of $20.0 million consisting of a $4.9 million purchase of 636,133 shares of Sangamo common stock, valued at $4.9 million, and a $15.1 million upfront license fee. The upfront license fee was recognized on a straight-line basis from the effective date of the expanded license through July 2010, which represents the period over which Sangamo was obligated to perform research services for Sigma. Sangamo is also eligible to receive commercial license fees of $5.0 million based upon a percentage of net sales and sublicensing revenue and thereafter a reduced royalty rate of 10.5% of net sales and sublicensing revenue. In addition, upon the achievement of certain cumulative commercial milestones Sigma will make milestone payments to Sangamo up to an aggregate of $25.0 million. During the nine months ended September 30, 2012, the Company recognized $1.0 million in revenue related to the achievement of a commercial milestone.

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Revenue related to Sigma Collaboration:
Royalty revenues	$428	$161	$1,035	$591
License fee and milestone revenues	—	—	1,000	671

Total	428	161	2,035	1,262

Related costs and expenses incurred under the Sigma agreement were $0.1 million during the three months ended September 30, 2012 and 2011. Related costs and expenses incurred under the Sigma agreement were $0.3 million and $0.4 million during the nine months ended September 30, 2012 and 2011, respectively.

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

The agreement also provides for minimum sublicense fees each year due to Sangamo every October, provided the agreement is not terminated by DAS. Annual fees range from $0.3 million to $3.0 million and total $25.3 million over 11 years. The Company does not have any performance obligations with respect to the sublicensing activities to be conducted by DAS. DAS has the right to terminate the agreement at any time; accordingly, the Company’s actual sublicense fees over the term of the agreement could be lower than $25.3 million. In addition, each party may terminate the agreement upon an uncured material breach of the agreement by the other party. In the event of any termination of the agreement, all rights to use the Company’s ZFP technology will revert to Sangamo, and DAS will no longer be permitted to practice Sangamo’s ZFP technology or to develop or, except in limited circumstances, commercialize any products derived from the Company’s ZFP technology.

Revenues under the agreement were $0.4 million and $0.6 million during the three months ended September 30, 2012 and 2011, respectively, and $1.3 million and $1.6 million during the nine months ended September 30, 2012 and 2011, respectively. Related costs and expenses incurred under the agreement were $0.1 million and $0.2 million during the three months ended September 30, 2012 and 2011, respectively, and $0.4 million and $0.7 million during the nine months ended September 30, 2012 and 2011, respectively.

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

Revenues attributable to research and development performed under the CIRM grant agreement were $0.3 million and $0.6 million during the three months ended September 30, 2012 and 2011, respectively and $0.9 million and $1.3 million during the nine months ended September 30, 2012 and 2011, respectively. Related costs and expenses incurred under the CIRM agreement were $0.3 million and $0.5 million during the three months ended September 30, 2012 and 2011, respectively, and $0.9 million and $1.5 million during the nine months ended September 30, 2012 and 2011, respectively.

CHDI Foundation, Inc.

In April 2011, Sangamo entered into an agreement with the CHDI Foundation (CHDI) to develop a novel therapeutic for Huntington’s disease based on Sangamo’s proprietary ZFP technology. The ZFP therapeutic approach will target the gene that causes Huntington’s disease. Under the agreement with CHDI, and subject to its terms and conditions, CHDI was to pay the Company $1.3 million, the total funds due under the agreement, over a period of one year which is intended to substantially fund the Company’s research efforts related to the agreement. During 2012, the agreement was amended to extend the project through August 2012 and to increase total potential funding from $1.8 million to $2.1 million. The agreement with CHDI terminated on August 31, 2012. All revenues related to this agreement have been recognized as of September 30, 2012.

Revenues attributable to research and development performed under the CHDI collaboration agreement were $0.3 million and $0.4 million during the three months ended September 30, 2012 and 2011, respectively, and $1.1 million and $0.8 million during the nine months ended September 30, 2012 and 2011, respectively. Related costs and expenses incurred under the CHDI agreement were $0.3 million and $0.4 million during the three months ended September 30, 2012 and 2011, respectively, and $1.1 million and $0.8 million during the nine months ended September 30, 2012 and 2011, respectively.

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

Revenues attributable to research and development performed under the MJFF agreement were $0.1 million and $0.4 million during the three and nine months ended September 30, 2011, respectively. There were no such revenues in the same period in 2012.

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

There were no revenues attributable to research and development activities performed under the JDRF agreement during the three months ended September 30, 2012, and there were $0.8 million in revenues under the agreement during the nine months ended September 30, 2012. There were no revenues in the three or nine months ended September 30, 2011.

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

NOTE 6 - STOCK-BASED COMPENSATION

The following table shows total stock-based compensation expenses included in the condensed consolidated statement of operations for the three month and nine months ended September 30, 2012 and 2011 (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Costs and expenses:
Research and development	$774	$975	$2,195	$2,786
General and administrative	630	1,077	1,816	3,196

Total stock-based compensation expense	$1,404	$2,052	$4,011	$5,982

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

For the three months ended September 30, 2012, we incurred a consolidated net loss of $5.8 million, or $0.11 per share, compared to a net loss of $9.6 million, or $0.18 per share, for the same period in 2011. As of September 30, 2012, we had cash, cash equivalents, and marketable securities totaling $76.1 million, compared to $84.5 million as of December 31, 2011. As of September 30, 2012, we had an accumulated deficit of $272.0 million.

Our revenues have consisted primarily of revenues from collaboration and partnership agreements related to therapeutic and non-therapeutic applications of our ZFP technology, including upfront, research reimbursement, royalty and milestone payments, as well as research grant funding. We expect revenues will continue to fluctuate from period to period and there can be no assurance that new collaborations or partner funding will continue beyond their initial terms.

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

In January 2012, we entered into a collaboration and license agreement with Shire AG (Shire), pursuant to which we collaborate with Shire to research, develop and commercialize human therapeutics for hemophilia, Huntington’s disease and other monogenic diseases based on our ZFP technology.

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

Results of Operations

Three months and nine months ended September 30, 2012 and 2011

Revenues

	Three months ended September 30,				Nine months ended September 30,
	(in thousands, except percentage values)				(in thousands, except percentage values)
	2012	2011	Change	%	2012	2011	Change	%
Revenues:
Collaboration agreements	$4,190	$781	$3,409	436%	$9,665	$2,876	$6,789	236%
Research grants	717	1,076	(359)	(33%)	3,058	2,685	373	14%

Total revenues	$4,907	$1,857	$3,050	164%	$12,723	$5,571	$7,162	129%

Total revenues consist of revenues from collaboration agreements, strategic partnerships and research grants.

Revenues from our corporate collaboration and strategic partnering agreements were $4.2 million for the three months ended September 30, 2012, compared to $0.8 million in the corresponding period in 2011. The increase in collaboration agreement revenue was primarily due to our collaboration and license agreement with Shire, established in January 2012. Pursuant to the agreement, we received an upfront payment of $13.0 million, which is being amortized on a straight-line basis over the initial six-year research term. During the three months ended September 30, 2012, we recognized revenue of $0.5 million related to the upfront payment from Shire. We also recognized revenues of $2.7 million related to research services performed under the Shire agreement. In addition, royalty revenues from our agreement with Sigma increased in the three months ended September 30, 2012 compared to the same period in 2011. Research grant revenues were $0.7 million for the three months ended September 30, 2012, compared to $1.1 million in the corresponding period in 2011. Research grant revenues decreased primarily due to lower revenues related to the California Institute for Regenerative Medicine (CIRM) grant agreement.

Revenues from our corporate collaboration and strategic partnering agreements were $9.7 million for the nine months ended September 30, 2012, compared to $2.9 million in the corresponding period in 2011. The increase in collaboration agreement revenues was primarily attributable to our agreement with Shire, including $1.4 million in revenues from the amortization of the upfront license fee and $4.7 million related to research services performed under the agreement. In addition, collaboration agreement revenue increased during the nine months ended September 30, 2012 compared to the same period in 2011 due to the achievement of a commercial milestone under the agreement with Sigma. Research grant revenues were $3.1 million for the nine months ended September 30, 2012, compared to $2.7 million in the corresponding period in 2011. The increase in research grant revenues was primarily due to $0.8 million in revenues related to the two final milestones achieved in 2012, pursuant to the agreement with Juvenile Diabetes Research Foundation International, as well as $0.4 million in increased revenues from CHDI Foundation. This was partially offset by decreased revenues from the Michael J. Fox Foundation for Parkinson’s Research (MJFF) and CIRM research grants of $0.8 million.

Operating Expenses

	Three months ended September 30,				Nine months ended September 30,
	(in thousands, except percentage values)				(in thousands, except percentage values)
	2012	2011	Change	%	2012	2011	Change	%
Operating expenses:
Research and development	$7,570	$7,839	$(269)	(3%)	$22,427	$24,220	$(1,793)	(7%)
General and administrative	3,139	3,592	(453)	(13%)	9,125	10,807	(1,682)	(16%)

Total expenses	$10,709	$11,431	$(722)	(6%)	$31,552	$35,027	$(3,475)	(10%)

Research and Development

Research and development expenses consist primarily of salaries and personnel related expenses, including stock-based compensation, laboratory supplies, pre-clinical and clinical studies, manufacturing expenses, allocated facilities expenses, subcontracted research expenses and expenses for trademark registration and technology licenses. We expect to continue to devote substantial resources to research and development in the future, and we expect research and development expenses to increase in the next several years if we are successful in advancing our HIV/AIDS program in the clinic and if we are able to advance our earlier stage ZFP Therapeutic product candidates into late-staged clinical trials. We also expect that expenses related to research performed under our collaboration and license agreement with Shire will increase during the term of the agreement. Pursuant to the terms of the agreement with Shire, future expenses related to research activities related to the collaboration will be reimbursed by Shire, including employee and external research costs related to the programs. The reimbursement funds received from Shire will be recognized as revenue as the costs are incurred and collection is assured.

Research and development expenses were $7.6 million for the three months ended September 30, 2012, compared to $7.8 million in the corresponding period in 2011. The decrease in research and development expenses was primarily due to a decrease of $1.5 million in clinical and manufacturing costs related to our HIV/AIDS program and terminated SB-509 diabetic neuropathy program, as well as $0.2 million in lower stock-based compensation expenses and lower consulting fees of $0.1 million. These decreases were partially offset by higher external research-stage expenses of $1.0 million, higher lab supply expenses of $0.3 million and higher license fee expense of $0.3 million.

Research and development expenses were $22.4 million for the nine months ended September 30, 2012, compared to $24.2 million in the corresponding period in 2011. The decrease in research and development expenses was primarily due to a decrease of $3.7 million in clinical and manufacturing costs related to our HIV/AIDS program and our terminated SB-509 diabetic neuropathy program, as well as $0.6 million in lower stock-based compensation expenses and $0.4 million in lower consulting fees. These decreases were partially offset by higher external research-stage expenses of $1.4 million, higher employee compensation costs of $0.5 million, higher lab supply expense of $0.5 million and higher license fee expense of $0.4 million.

General and Administrative

General and administrative expenses consist primarily of salaries and personnel related expenses for executive, finance and administrative personnel, stock-based compensation expenses, professional fees, allocated facilities expenses, patent prosecution expenses and other general corporate expenses. As we pursue commercial development of our therapeutic leads, we expect our business operation to become more complex, which may require us in the future to add personnel and incur additional costs related to the maturity of our business.

General and administrative expenses were $3.1 million for the three month period ended September 30, 2012 and $3.6 million for the corresponding period in 2011. The decrease was primarily the result of lower stock-based compensation expenses of $0.4 million as well as lower expenses related to professional services of $0.1 million.

General and administrative expenses were $9.1 million for the nine month period ended September 30, 2012 and $10.8 million for the corresponding period in 2011. The decrease was primarily the result of lower stock-based compensation expenses of $1.4 million as well as lower expenses related to professional services of $0.8 million, partially offset by higher employee compensation costs of $0.5 million.

Liquidity and Capital Resources

Liquidity

Since inception, we have incurred significant annual net losses and we have funded our operations primarily through the issuance of equity securities, payments from corporate collaborators and strategic partners and research grants. As of September 30, 2012, we had cash, cash equivalents, marketable securities and interest receivable totaling $76.1 million, compared to $84.5 million as of December 31, 2011. The decrease was primarily attributable to capital required to fund our continuing operations, including the advancement of our ZFP Therapeutic programs, and was partially offset by a $13.0 million upfront payment received in February 2012 from Shire pursuant to the collaboration and license agreement entered into on January 31, 2012. Our most significant use of capital pertains to salaries and benefits for our employees and external development expenses, such as manufacturing and clinical trial activity, related to our ZFP Therapeutic programs.

Under the terms of the agreement with Shire, we collaborate to research, develop and commercialize certain gene targets in human therapeutics and diagnostics for hemophilia, Huntington’s disease, and other monogenic diseases based on our ZFP technology. Under the agreement with Shire, we received an upfront license fee in the amount of $13.0 million and will receive reimbursement for research services to be performed. We are also eligible to receive milestone payments upon the achievement of specified research, regulatory, clinical development, commercialization and sales milestones. The total amount of potential milestone payments for each gene target, assuming the achievement of all specified milestones, is $213.5 million. The milestone payments for each gene target through the acceptance of an IND or CTA submission total $8.5 million. We are also eligible to receive royalty payments that are a tiered double-digit percentage of net sales of products developed under the collaboration.

Our cash and investment balances are held in a variety of interest bearing instruments, including obligations of U.S. government agencies, U.S. treasury debt securities, corporate debt securities and money market funds. Cash in excess of immediate requirements is invested in accordance with our investment policy with a goal of capital preservation and liquidity.

Cash Flow

Net cash used in operating activities for the nine months ended September 30, 2012 and 2011 was $8.3 million and $25.9 million, respectively. Net cash used in operating activities for the nine months ended September 30, 2012 primarily reflects the net loss for the period, partially offset by an increase in deferred revenues related to our collaboration agreement with Shire, as well as stock-based compensation and other non-cash expenses included in net loss. Net cash used in operating activities for the nine months ended September 30, 2011 primarily reflects the net loss for the period as well as a decrease in accounts payable and accrued liabilities, partially offset by stock-based compensation and other non-cash expenses included in net loss.

Net cash provided by investing activities was $4.2 million for the nine months ended September 30, 2012. Net cash used by investing activities was $14.9 million for the nine months ended September 30, 2011. Cash flows from investing activities for both periods primarily related to purchases and maturities of investments.

Net cash provided by financing activities for the nine months ended September 30, 2012 and 2011 was $1.0 million and $51.7 million, respectively. Net cash provided by financing activity for the nine month period ended September 30, 2012 was attributable to proceeds from the issuance of common stock upon exercise of stock options. Net cash provided by financing activity for the nine month period ended September 30, 2011 was primarily attributable to an underwritten public offering of the Company’s stock completed in April 2011. The Company sold an aggregate of 6,700,000 shares of its common stock at a public offering price of $7.70 per share. The net proceeds to Sangamo from the sale of shares in this offering, after deducting underwriting discounts and commissions and other estimated offering expenses, were approximately $50.2 million.

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

Our future capital requirements will depend on many forward-looking factors, including but are not limited to the following:

•	the initiation, progress, timing and completion of clinical trials for our product candidates;

•	the outcome, timing and cost of regulatory approvals;

•	delays that may be caused by changing regulatory requirements;

•	the number of product candidates that we pursue;

•	the costs involved in filing and prosecuting patent applications and enforcing and defending patent claims;

•	the timing and terms of future in-licensing and out-licensing transactions;

•	the cost of procuring clinical and commercial supplies of our product candidates;

•	the extent to which we acquire or invest in businesses, products or technologies;

•	the cost and timing of establishing sales, marketing, manufacturing and distribution capabilities; and

•	the costs of litigation.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. We do not have any foreign currency or other derivative financial instruments.

Our market risks at September 30, 2012 have not changed materially from those discussed in Item 7A of our Form 10-K for the year ended December 31, 2011 on file with the SEC.

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

In December 2008, in collaboration with scientists at the University of Pennsylvania, we filed an Investigational New Drug (IND) application for a Phase 1 trial of our CCR5 ZFN-based therapeutic, SB-728-T, for treatment of HIV/AIDS. In September 2009, we announced the US Food and Drug Administration (FDA) review and acceptance of our IND application to initiate an open-label, repeat-dosing Phase 1 clinical trial of SB-728-T (SB-728-902). Preliminary data from these studies demonstrated that, to date, treatment of aviremic HIV-infected subjects with SB-728-T has been well-tolerated. We also have an on-going Phase 2 (SB-728-902, Cohort 5) and two Phase 1/2 trials (SB-728-1101 and 1002) for this indication. In addition, we have previously completed enrollment and the treatment phase of a Phase 1 and several Phase 2 clinical trials of our ZFP Therapeutic, SB-509, for diabetic neuropathy and ALS and the drug was well tolerated in these studies. However, if one of our ZFP Therapeutics fails one of its safety studies, it could reduce our ability to attract new investors and corporate partners.

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

The results in early phases of clinical testing are based upon limited numbers of subjects and a limited follow-up period. Typically, our Phase 1 clinical trials for indications of safety enroll less than 25 subjects. The initial results from the Phase 1 clinical trial of our ZFP Therapeutic product, SB-509 for diabetic neuropathy, became available in the first half of 2006 and the complete data set was presented in June 2008. The primary end point of the trial was clinical and laboratory safety; however, we collected some preliminary efficacy data that showed trends of clinical improvement in some subjects. Notwithstanding this preliminary efficacy data, the top-line data from our Phase 2b clinical study (SB-509-901) did not meet the key primary or secondary endpoints for the study and as a result we discontinued development of our SB-509 program in October 2011.

In September 2011, we announced preliminary data from our Phase 1 clinical program to develop SB-728-T for the treatment of HIV/AIDS. The data demonstrated a statistically significant relationship between SB-728-T engraftment and the reduction of viral load. In January 2012, we initiated a Phase 2 clinical study (SB-728-902, Cohort 5) and a Phase 1/2 clinical study (SB-728-1101) for the treatment of HIV/AIDS. However, there is no guarantee that these and other future studies of SB-728-T in later stage trials involving larger numbers of subject groups may produce positive results.

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

We may not be able to find acceptable subjects or may experience delays in enrolling patients for our clinical trials.

We may experience difficulties or delays in recruiting and enrolling a sufficient number of subjects to participate in our clinical trials due to a variety of reasons, including competition from other clinical trial programs for the same indication, failure of subjects to meet our enrollment criteria and premature withdraws of subjects prior to the completion of clinical trials. The FDA and institutional review boards may also require large numbers of subjects, and the FDA may require that we repeat a clinical trial. Any delay resulting from our failure to enroll a sufficient number of subjects on a timely basis may have a material adverse affect on our business.

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

Effective delivery of ZFNs and ZFP TFs into the appropriate target cells and tissues is critical to the success of the therapeutic applications of our ZFP technology. In order to have a meaningful therapeutic effect, the ZFP Therapeutic must be delivered to sufficient numbers of cells in the targeted tissue. The ZFN or ZFP TF must be present in that tissue for sufficient time to effect either modification of a therapeutically relevant gene or regulation of its expression. In our current clinical and preclinical programs, we use different formulations to deliver the ZFP Therapeutic depending on the required duration of expression, the targeted tissue and the indication that we intend to treat. In our gene editing technology, a permanent change in the targeted gene requires only a transient exposure to the ZFNs whereas the function of a ZFP TF requires it to be present in the cell in sufficient concentrations for as long as its effect is needed. In the ZFP Therapeutic applications that we are developing, it is not necessary to deliver our ZFP Therapeutic to every cell in a tissue. For example, in a ZFN gene modification approach to a monogenic disease such as hemophilia, in which the secreted Factor IX clotting factor is defective, gene correction in sufficient liver cells to yield circulating levels of corrected Factor IX that are as little as 5% of normal could have a significant benefit to the patient. However, there can be no assurances that we will be able to effectively deliver our ZFNs and ZFP TFs to produce a beneficial therapeutic effect.

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

Even if our collaborators or strategic partners are successful in using our ZFP technology in drug discovery, protein production, therapeutic development, or plant agriculture, they may not be able to commercialize the resulting products or may decide to use other methods competitive with our technology. To date, no company has received marketing approval or has developed or commercialized any therapeutic or agricultural products based on our technology. Should our technology fail to provide safe, effective, useful, or commercially viable approaches to the discovery and development of these products, it would significantly limit our business and future growth and would adversely affect our value.

Even if our product development efforts are successful and the requisite regulatory approvals are obtained, our ZFP Therapeutics may not gain market acceptance among physicians, patients, healthcare payers and the medical community.

A number of additional factors may limit the market acceptance of products even if we are successful in developing our products and obtaining the necessary regulatory approval, including the following:

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

We have generated operating losses since we began operations in 1995. The extent of our future losses and the timing of profitability are uncertain, and we expect to incur losses for the foreseeable future. We have been engaged in developing our ZFP technology since inception, which has and will continue to require significant research and development expenditures. To date, we have generated our funding from issuance of equity securities, revenues derived from strategic partnering agreements, other collaborations in non-therapeutic applications of our technology, federal government research grants and grants awarded by research foundations. As of September 30, 2012, we had an accumulated deficit of $272.0 million. From 2005 to date, we have generated an aggregate of approximately $157.2 million in net proceeds from the sale of our equity securities. We expect to continue to incur additional operating losses for the next several years as we continue to expand and extend our research and development activities into human therapeutic product development. If the time required to generate significant product revenues and achieve profitability is longer than we currently anticipate or if we are unable to generate liquidity through equity financing or other sources of funding, we may be forced to curtail or suspend our operations.

We may be unable to raise additional capital, which would harm our ability to develop our technology and products.

We have incurred significant operating losses and negative operating cash flows since inception and have not achieved profitability. We expect capital outlays and operating expenditures to increase over the next several years as we expand our infrastructure and research and ZFP Therapeutic product development activities. While we believe our financial resources will be adequate to sustain our current operations at least through the end of 2013, we may need to seek additional sources of capital through equity or debt financing. In addition, as we focus our efforts on proprietary human therapeutics, we will need to seek FDA approval of potential products, a process that could cost in excess of hundreds of millions of dollars per product. We cannot be certain that we will be able to obtain financing on terms acceptable to us, or at all. Furthermore, our ability to access the capital market may be affected negatively by external factors such as a downturn in the financial and credit markets and unfavorable macro-economic conditions. Our failure to obtain adequate and timely funding will materially adversely affect our business and our ability to develop our technology and ZFP Therapeutic products. Furthermore, any sales of additional equity securities may result in dilutions to our stockholders.

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

On January 31, 2012, we entered into a research and collaborative agreement with Shire, pursuant to which we are engaging in a joint program with Shire to research, develop and commercialize human therapeutics and diagnostics for hemophilia, Huntington’s disease and other monogenic diseases based on our ZFP technology. Under this agreement, we are responsible for all research activities through the submission of an IND and CTA, while Shire is responsible for clinical development and commercialization of products generated from the research program from and after the acceptance of an IND or CTA for the product. Under the agreement with Shire, we received an upfront license fee in the amount of $13.0 million and will receive reimbursement for research services to be performed. We may be eligible to receive milestone payments upon the achievement of specified clinical development, commercialization and post-commercialization milestones. The total amount of potential milestone payments for each gene target, assuming the achievements of all specified milestones in the agreement, is $213.5 million. We will also receive royalty payments based on specified percentages of net sales of products. Once an IND or CTA is submitted, Shire will have control and broad discretion over all aspects of the clinical development and commercialization of any product developed under the program, and we will have little, if any, influence on how such programs will be conducted. Our lack of control over the clinical development of gene targets in our agreement with Shire could cause delays or other difficulties in the development and commercialization of our product candidates, which may prevent us from receiving any milestone, royalty payments and other benefits under the agreement.

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

We are a small company with 84 full-time employees as of October 31, 2012, and our success depends on our continued ability to attract, retain, and motivate highly qualified management and scientific personnel and our ability to develop and maintain important relationships with leading research and academic institutions and scientists. Competition for personnel and academic and other research collaborations is intense. The success of our technology development programs depends on our ability to attract and retain highly trained personnel. We have experienced a rate of employee turnover that we believe is typical of emerging biotechnology companies. If we lose the services of personnel with the necessary skills, it could significantly impede the achievement of our research and development objectives. We are not presently aware of any plans of specific employees to retire or otherwise leave the company. If we fail to negotiate additional acceptable collaborations with academic and other research institutions and scientists, or if our existing collaborations are unsuccessful, our ZFP Therapeutic development programs may be delayed or may not succeed.

Risks Relating to our Common Stock and Corporate Organization

Our stock price has been volatile and may continue to be volatile, which could result in substantial losses for investors.

During the nine months ended September 30, 2012, our common stock price ranged from a low of $2.95 to high of $6.49. During the fiscal year ended December 31, 2011 our common stock price fluctuated, ranging from a low of $2.36 to a high of $8.66. Volatility in our common stock could cause stockholders to incur substantial losses. An active public market for our common stock may not be sustained, and the market price of our common stock may continue to be highly volatile. The market price of our common stock has fluctuated significantly in response to various factors, some of which are beyond our control, including but not limited to the following:

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

ITEM 6.	EXHIBITS

(a) Exhibits:

10.1	Fourth Amendment of the License Agreement between Sangamo and Sigma-Aldrich Corporation, dated as of September 14, 2012.

31.1	Rule 13a — 14(a) Certification by Principal Executive Officer

31.2	Rule 13a — 14(a) Certification by Principal Financial Officer

32.1	Certification Pursuant to 18 U.S.C. Section 1350

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 2, 2012

SANGAMO BIOSCIENCES, INC.

/S/ H. WARD WOLFF
H. Ward Wolff
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)