Form 10-Q
period 2013-03-31
SANGAMO BIOSCIENCES INC
filed 2013-05-09
CIK 1001233

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

As of April 30, 2013, 53,747,385 shares of the issuer’s common stock, par value $0.01 per share, were outstanding.

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

ITEM 1. FINANCIAL STATEMENTS

SANGAMO BIOSCIENCES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	March 31, 2013	December 31, 2012
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$12,177	$21,679
Marketable securities	45,088	41,868
Interest receivable	258	190
Accounts receivable	3,667	4,129
Other current assets	120	203
Prepaid expenses	236	296

Total current assets	61,546	68,365
Marketable securities, non-current	12,795	12,584
Property and equipment, net	1,464	1,543
Other assets	39	41

Total assets	$75,844	$82,533

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued liabilities	$2,533	$4,013
Accrued compensation and employee benefits	1,134	2,473
Deferred revenues	2,286	2,304

Total current liabilities	5,953	8,790
Deferred revenues, non-current	8,305	8,847

Total liabilities	14,258	17,637

Commitments and contingencies
Stockholders’ equity:
Common stock, $0.01 par value; 80,000,000 shares authorized, 53,546,316 and 53,058,525 shares issued and outstanding at March 31, 2013 and December 31, 2012, respectively	535	531
Additional paid-in capital	343,420	339,848
Accumulated deficit	(282,394)	(275,509)
Accumulated other comprehensive income	25	26

Total stockholders’ equity	61,586	64,896

Total liabilities and stockholders’ equity	$75,844	$82,533

See accompanying notes.

SANGAMO BIOSCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three months ended March 31,
	2013	2012
Revenues:
Collaboration agreements	$4,083	$1,663
Research grants	540	1,579

Total revenues	4,623	3,242
Operating expenses:
Research and development	8,220	7,283
General and administrative	3,308	3,242

Total operating expenses	11,528	10,525

Loss from operations	(6,905)	(7,283)
Interest income, net	20	15

Net loss	$(6,885)	$(7,268)

Basic and diluted net loss per share	$(0.13)	$(0.14)

Shares used in computing basic and diluted net loss per share	53,377	52,567

See accompanying notes.

SANGAMO BIOSCIENCES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

(Unaudited)

	Three months ended March 31,
	2013	2012
Net loss	$(6,885)	$(7,268)
Change in unrealized gain (loss) on available-for-sale securities	(1)	15

Comprehensive loss	$(6,886)	$(7,283)

SANGAMO BIOSCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three months ended March 31,
	2013	2012
Operating Activities:
Net loss	$(6,885)	$(7,268)
Adjustments to reconcile net loss to net cash provided by / (used in) operating activities:
Depreciation	147	168
Amortization of premium / discount on marketable securities	231	272
Stock-based compensation	1,329	1,383
Changes in operating assets and liabilities:
Interest receivable	(68)	(39)
Accounts receivable	546	(589)
Prepaid expenses and other assets	61	60
Accounts payable and accrued liabilities	(1,480)	(3,070)
Accrued compensation and employee benefits	(1,339)	(676)
Deferred revenues	(560)	12,626

Net cash provided by / (used in) operating activities	(8,018)	2,867

Investing Activities:
Purchases of investments	(16,573)	(12,853)
Maturities of investments	12,910	17,820
Purchases of property and equipment	(68)	(218)

Net cash provided by / (used in) investing activities	(3,731)	4,749

Financing Activities:
Proceeds from issuance of common stock	2,247	108

Net cash provided by financing activities	2,247	108

Net increase / (decrease) in cash and cash equivalents	(9,502)	7,724
Cash and cash equivalents, beginning of period	21,679	16,766

Cash and cash equivalents, end of period	$12,177	$24,490

See accompanying notes.

SANGAMO BIOSCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2013

(Unaudited)

NOTE 1 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Sangamo BioSciences, Inc. (“Sangamo” or the “Company”) have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013. The condensed consolidated balance sheet data at December 31, 2012 were derived from the audited consolidated financial statements included in Sangamo’s Form 10-K for the year ended December 31, 2012, as filed with the SEC. These financial statements should be read in conjunction with the financial statements and footnotes thereto for the year ended December 31, 2012, included in Sangamo’s Form 10-K, as filed with the SEC.

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

For revenue agreements with multiple element arrangements, such as license and development agreements, entered into on or after January 1, 2011, the Company allocates revenue to each non-contingent element based on the relative selling price of each element. When applying the relative selling price method, the Company determines the selling price for each deliverable using VSOE of selling price or TPE of selling price. If neither exists the Company uses ESP for that deliverable. Revenue allocated is then recognized when the basic four revenue recognition criteria are met for each element. The collaboration and license agreement entered into with Shire AG (Shire) in January 2012 was evaluated under these amended accounting standards.

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

Recent Accounting Pronouncements

In February 2013, the FASB issued ASU No. 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (ASU 2013-02). This newly issued accounting standard requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. This ASU is effective for reporting periods beginning after December 15, 2012. We adopted this standard in the first quarter of 2013 and the adoption of this standard did not have an impact on our financial position or results of operations.

NOTE 2 - INVESTMENTS AND FAIR VALUE MEASUREMENT

Investments

Sangamo classifies its marketable securities as available-for-sale and records its investments at fair value. Available-for-sale securities are carried at estimated fair value based on quoted market prices, with the unrealized holding gains and losses included in accumulated other comprehensive income. Available-for-sale securities which have maturities beyond one year as of the end of the reporting period are classified as non-current. The Company’s investments are subject to a periodic impairment review and the Company recognizes an impairment charge when a decline in the fair value of its investments below the cost basis is judged to be other-than-temporary. The Company considers various factors in determining whether to recognize an impairment charge, including the length of time and extent to which the fair value has been less than the Company’s cost basis, the financial condition and near-term prospects of the investee, and the Company’s intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in the market value.

The table below summarizes the Company’s investments (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
March 31, 2013
Cash equivalents:
Money market funds	$10,397	$—	$—	$10,397

Total	10,397	—	—	10,397

Available-for-sale securities:
U.S. government sponsored entity debt securities	57,858	25	—	57,883
Corporate debt securities	0	—	—	0

Total	57,858	25	—	57,883

Total cash equivalents and available-for-sale securities	$68,255	$25	$—	$68,280

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
December 31, 2012
Cash equivalents:
U.S. government sponsored entity debt securities	$2,997	$—	$—	$2,997
Money market funds	15,839	—	—	15,839

Total	18,836	—	—	18,836

Available-for-sale securities:
U.S. government sponsored entity debt securities	54,426	26	—	54,452

Total	54,426	26	—	54,452

Total cash equivalents and available-for-sale securities	$73,262	$26	$—	$73,288

As of March 31, 2013, none of the available-for-sale securities held by the Company had material unrealized losses and there were no realized losses for the three months ended March 31, 2013. The Company had no other-than-temporary impairments of available-for-sale securities for the three months ended March 31, 2013 or the twelve months ended December 31, 2012.

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

The Company generally classifies its available-for-sale debt instruments as Level 2. Instruments can be classified as Level 2 when observable market prices for identical securities that are traded in less active markets are used. When observable market prices for identical securities are not available, such instruments are priced using benchmark curves, benchmarking of like securities, sector groupings, and matrix pricing as well as model processes. These models are proprietary to the pricing providers or brokers. These valuation models incorporate a number of inputs, including, listed in approximate order of priority: benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers and reference data including market research publications. For certain security types, additional inputs may be used, or some of the standard inputs may not be applicable. Evaluators may prioritize inputs differently on any given day for any security based on market conditions, and not all inputs listed are available for use in the evaluation process for each security evaluation on any given day.

The fair value measurements of our cash equivalents and available-for-sale securities are identified at the following levels within the fair value hierarchy (in thousands):

	March 31, 2013 Fair Value Measurements
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents:
Money market funds	$10,397	$10,397	$—	$—

Total	10,397	10,397	—	—
Available-for-sale securities:
U.S. government sponsored entity debt securities	57,883	—	57,883	—

Total	57,883	—	57,883	—

Total cash equivalents and available-for-sale securities	$68,280	$10,397	$57,883	$—

	December 31, 2012 Fair Value Measurements
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents:
U.S. government sponsored entity debt securities	$2,997	$—	$2,997	$—
Money market funds	15,839	15,839	—	—

Total	18,836	15,839	2,997	—
Available-for-sale securities:
U.S. government sponsored entity debt securities	54,452	—	54,452	—

Total	54,452	—	54,452	—

Total cash equivalents and available-for-sale securities	$73,288	$15,839	$57,449	$—

NOTE 3 - BASIC AND DILUTED NET LOSS PER SHARE

Basic net loss per share has been computed by dividing the net loss by the weighted-average number of shares of common stock outstanding during the period. Diluted net loss per share is calculated by dividing net loss by the weighted average number of shares of common stock and potential dilutive securities outstanding during the period.

Because Sangamo is in a net loss position, diluted net loss per share excludes the effects of common stock equivalents consisting of options, which are anti-dilutive. The total stock options outstanding excluded from consideration in the the calculation of diluted net loss per share for the three months ended March 31, 2013 and 2012 were 8,661,061 and 8,291,499, respectively.

NOTE 4 - MAJOR CUSTOMERS, PARTNERSHIPS AND STRATEGIC ALLIANCES

Collaboration Agreements

Collaboration and License Agreement with Shire AG in Human Therapeutics and Diagnostics

In January 2012, the Company entered into a collaboration and license agreement (the Agreement) with Shire AG (Shire), pursuant to which the Company and Shire collaborate to research, develop and commercialize human therapeutics and diagnostics for monogenic diseases based on Sangamo’s novel Zinc Finger DNA-Binding Protein (ZFP) technology. Under the Agreement, the Company and Shire may develop potential human therapeutic or diagnostic products for seven gene targets. The initial four gene targets selected were blood clotting Factors VII, VIII, IX and X, and products developed for such initial gene targets will be used for treating or diagnosing hemophilia. In June 2012, Shire selected a fifth gene target for the development of a ZFP therapeutic for Huntington’s disease, an inherited neurodegenerative disease for which there are currently no therapies available to slow the disease progression. Shire has the right, subject to certain limitations, to designate two additional gene targets. Pursuant to the Agreement, the Company granted Shire an exclusive, world-wide, royalty-bearing license, with the right to grant sublicenses, to use Sangamo’s ZFP technology for the purpose of developing and commercializing human therapeutic and diagnostic products for the gene targets. The initial research term of the Agreement is six years and is subject to extensions upon mutual agreement and under other specified circumstances.

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

All contingent payments under the Agreement, when earned, will be non-refundable and non-creditable. The Company has evaluated the contingent payments under the Agreement with Shire based on the authoritative guidance for research and development milestones and determined that certain of these payments meet the definition of a milestone and that all such milestones are evaluated to determine if they are considered substantive milestones. Milestones are considered substantive if they are related to events (i) that can be achieved based in whole or in part on either the Company’s performance or on the occurrence of a specific outcome resulting from the Company’s performance, (ii) for which there was substantive uncertainty at the date the agreement was entered into that the event would be achieved and (iii) that would result in additional payments being due to the Company. Accordingly, revenue for the achievement of milestones that are determined to be substantive will be recognized in its entirety in the period when the milestone is achieved and collectability is reasonably assured. Revenue for the achievement of milestones that are not substantive will be recognized over the remaining period of the Agreement.

The Company has identified the deliverables within the arrangement as a license to the technology and on-going research services activities. The Company has concluded that the license is not a separate unit of accounting as it does not have stand-alone value to Shire apart from the research services to be performed pursuant to the Agreement. As a result, the Company will recognize revenue from the upfront payment on a straight-line basis over a six-year initial research term during which the Company will perform research services. As of March 31, 2013, the Company has deferred revenue of $10.6 million related to this Agreement.

Revenues recognized under the agreement with Shire for the three months ended March 31, 2013 and March 31, 2012, were as follows (in thousands):

	Three months endedMarch 31, 2013	Three months ended March 31, 2012
Revenue related to Shire collaboration:
Amortization of upfront fee	$542	$361
Research services	3,214	555

Total	$3,756	$916

Related costs and expenses incurred under the Shire agreement were $3.1 million and $0.5 million during the three months ended March 31, 2013 and March 31, 2012, respectively.

Agreement with Sigma-Aldrich Corporation in Laboratory Research Reagents, Transgenic Animal and Commercial Protein Production Cell-line Engineering

In July 2007, Sangamo entered into a license agreement (the Agreement) with Sigma-Aldrich Corporation (Sigma). Under the Agreement, Sangamo agreed to provide Sigma with access to its proprietary ZFP technology and the exclusive right to use the technology to develop and commercialize research reagent products and services in the research field, excluding certain agricultural research uses that Sangamo previously licensed to Dow AgroSciences LLC (DAS), a wholly-owned subsidiary of Dow Chemical Corporation. Under the Agreement, Sangamo and Sigma agreed to conduct a three-year research program to develop laboratory research reagents using Sangamo’s ZFP technology during which time Sangamo agreed to assist Sigma in connection with its efforts to market and sell services employing the Company’s ZFP technology in the research field. Sangamo has transferred the ZFP manufacturing technology to Sigma.

In October 2009, Sangamo expanded its Agreement with Sigma. In addition to the original terms of the Agreement, Sigma received exclusive rights to develop and distribute ZFP-modified cell lines for commercial production of protein pharmaceuticals and certain ZFP-engineered transgenic animals for commercial applications. Under the terms of the Agreement, Sigma made upfront cash payment of $20.0 million consisting of a $4.9 million purchase of 636,133 shares of Sangamo common stock, valued at $4.9 million, and a $15.1 million upfront license fee. The upfront license fee was recognized on a straight-line basis from the effective date of the expanded license through July 2010, which represents the period over which Sangamo was obligated to perform research services for Sigma. Sangamo is also eligible to receive commercial license fees of $5.0 million based upon a percentage of net sales and sublicensing revenue and thereafter a reduced royalty rate of 10.5% of net sales and sublicensing revenue. In addition, upon the achievement of certain cumulative commercial milestones Sigma will make milestone payments to Sangamo up to an aggregate of $25.0 million.

Revenues recognized under the agreement with Sigma for the three months ended March 31, 2013 and March 31, 2012, were as follows (in thousands):

	Three months ended March 31,
	2013	2012
Revenue related to Sigma collaboration:
Royalty revenues	$314	$301
License fee and milestone revenues	—	—

Total	314	301

Related costs and expenses incurred under the Sigma agreement were $0.1 million during the three months ended March 31, 2013 and March 31, 2012.

Agreement with Dow AgroSciences in Plant Agriculture

In October 2005, Sangamo entered into an exclusive commercial license agreement (the Agreement) with DAS. Under the Agreement, Sangamo provides DAS with access to its proprietary ZFP technology and the exclusive right to use the technology to modify the genomes or alter the nucleic acid or protein expression of plant cells, plants, or plant cell cultures. Sangamo has retained rights to use plants or plant-derived products to deliver ZFP transcription factors (ZFP TFs) or ZFP nucleases (ZFNs) into humans or animals for diagnostic, therapeutic, or prophylactic purposes. The Agreement with DAS provided for an initial three-year research term. In June 2008, DAS exercised its option under the agreement to obtain a commercial license to sell products incorporating or derived from plant cells generated using the Company’s ZFP technology, including agricultural crops, industrial products and plant-derived biopharmaceuticals. The exercise of the option triggered a one-time commercial license fee of $6.0 million, payment of the remaining $2.3 million of the previously agreed $4.0 million in research milestones, development and commercialization milestone payments for each product, and royalties on sales of products. Furthermore, DAS has the right to sublicense Sangamo’s ZFP technology to third parties for use in plant cells, plants, or plant cell cultures. Sangamo will be entitled to 25% of any cash consideration received by DAS under such sublicenses. In December 2010, the Company amended the Agreement with DAS to extend the period of reagent manufacturing services and research services through December 31, 2012.

The Agreement also provides for minimum sublicense fees each year due to Sangamo every October, provided the Agreement is not terminated by DAS. Annual fees range from $250,000 to $3.0 million and total $25.3 million over 11 years. The Company does not have any performance obligations with respect to the sublicensing activities to be conducted by DAS. DAS has the right to terminate the Agreement at any time; accordingly, the Company’s actual sublicense fees over the term of the Agreement could be lower than $25.3 million. In addition, each party may terminate the Agreement upon an uncured material breach by the other party. In the event of any termination of the Agreement, all rights to use the Company’s ZFP technology will revert to Sangamo, and DAS will no longer be permitted access to Sangamo’s ZFP technology or to develop or, except in limited circumstances, commercialize any products derived from the Company’s ZFP technology.

Revenues under the Agreement were $0.4 million during the three months ended March 31, 2012. Related costs and expenses incurred under the Agreement were $0.2 million during the three months ended March 31, 2012. There were no such revenues or related expenses during the three months ended March 31, 2013.

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

Revenues attributable to research and development performed under the CIRM grant agreement for AIDS-related lymphoma therapy were $0.4 million and $0.3 million during the three months ended March 31, 2013 and March 31, 2012, respectively. Related costs and expenses incurred under the CIRM agreement were $0.4 million and $0.3 million during the three months ended March 31, 2013 and March 31, 2012, respectively.

CHDI Foundation, Inc.

In April 2011, Sangamo entered into an agreement with the CHDI Foundation, Inc. (CHDI) to develop a novel therapeutic for Huntington’s disease based on Sangamo’s proprietary ZFP technology. The ZFP therapeutic approach targets the gene that causes Huntington’s disease, an inherited neurodegenerative disease for which there are currently no therapies available to slow the disease progression. Under the agreement with CHDI, and subject to its terms and conditions, CHDI paid the Company $1.3 million, the total funds due under the agreement, over a period of one year which is intended to substantially fund the Company’s research efforts related to the agreement. During 2012, the agreement was amended to extend the project through August 2012 and to increase total potential funding from $1.3 million to $2.1 million, plus reimbursement for certain direct expenses related to the project. The research grant from CHDI was completed in August 2012.

Revenues attributable to research and development performed under the CHDI collaboration agreement were $0.4 million during the three months ended March 31, 2012. Related costs and expenses incurred under the CHDI agreement were $0.4 million during the three months ended March 31, 2012. There were no revenues or related expenses during the three months ended March 31, 2013.

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

In October 2011, the Company announced of the termination of its SB-509 program. In March 2012, the Company received a final payment of $0.8 million for work performed under the JDRF agreements. The Company does not expect to receive additional funding under these agreements.

Revenues attributable to research and development activities performed under the JDRF agreements were $0.8 million during the three months ended March 31, 2012. There were no such revenues during the three months ended March 31, 2013.

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

NOTE 6 - STOCK-BASED COMPENSATION

The following table shows total stock-based compensation expenses included in the condensed consolidated statement of operations for the three months ended March 31, 2013 and March 31, 2012 (in thousands):

	Three months ended March 31,
	2013	2012
Costs and expenses:
Research and development	$685	$775
General and administrative	644	608

Total stock-based compensation expense	$1,329	$1,383

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

In the development of our ZFP technology platform, we are focusing our resources on higher-value ZFP Therapeutic product development. We are conducting a Phase 2 and two Phase 1/2 clinical trials to evaluate a ZFP Therapeutic for the treatment of HIV/AIDS. Development of novel therapeutic products is costly and is subject to a lengthy and uncertain regulatory process by the FDA. Our future products will be gene-based therapeutics. Adverse events in both our own clinical programs and other programs may have a negative impact on regulatory approval, the willingness of potential commercial partners to enter into agreements and the perception of the public.

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

For the three months ended March 31, 2013, we incurred a consolidated net loss of $6.9 million, or $0.13 per share, compared to a net loss of $7.3 million, or $0.14 per share, for the same period in 2012. As of March 31, 2013, we had cash, cash equivalents, marketable securities and interest receivable totaling $70.3 million, compared to $76.3 million as of December 31, 2012. As of March 31, 2013, we had an accumulated deficit of $282.4 million.

Critical Accounting Estimates

The accompanying discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements and the related disclosures, which have been prepared in accordance with generally accepted accounting principles in the United States. The preparation of these financial statements requires us to make estimates, assumptions and judgments that affect the reported amounts in our consolidated financial statements and accompanying notes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe that there have been no significant changes in our critical accounting policies and estimates disclosed in our Annual Report on Form 10-K for the year ended December 31, 2012, as filed with the SEC.

Results of Operations

Three months ended March 31, 2013 and 2012

Revenues

	Three months ended March 31,
	(in thousands, except percentage values)
	2013	2012	Change	%
Revenues:
Collaboration agreements	$4.083	$1,663	$2,420	145%
Research grants	540	1,579	(1,039)	(66%)

Total revenues	$4,623	$3,242	$1,381	43%

Total revenues consisted of revenues from collaboration agreements and research grants. We anticipate revenues over the next several years will primarily be derived from our collaboration agreements with Shire, Sigma-Aldrich Corporation (Sigma) and Dow AgroSciences LLC (DAS), a wholly-owned subsidiary of Dow Chemical Corporation. In April 2013, we received a $1.25 million payment from Sigma related to a sublicense agreement.

Revenues from our corporate collaboration agreements were $4.1 million for the three months ended March 31, 2013, compared to $1.7 for the same period in 2012. The increase in 2013 from 2012 was primarily due to increased revenues of $2.8 million in connection with our license agreement with Shire, which was entered into in January 2012. These revenues included amortization of a $13.0 million upfront license payment and revenues for research services provided to Shire. This is partially offset by decreased revenues of $0.4 million in connection with our license agreement with DAS for research and manufacturing services provided to DAS.

Research grant revenues were $0.5 million for the three months ended March 31, 2013, compared to $1.6 for the same period in 2012. The decrease of $1.1 million in 2013 from 2012 was primarily due to the completion of our research grants with Juvenile Diabetes Research Foundation International and the CHDI Foundation in 2012.

Operating Expenses

	Three months ended March 31,
	(in thousands, except percentage values)
	2013	2012	Change	%
Operating expenses:
Research and development	$8,220	$7,283	$(937)	(13%)
General and administrative	3,308	3,242	(66)	(2%)

Total expenses	$11,528	$10,525	$(1,003)	(10%)

Research and Development

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

Research and development expenses were $8.2 million for the three months ended March 31, 2013, compared to $7.3 million in the corresponding period in 2012. The increase of $0.9 million in research and development expenses was primarily due to an increase of $1.6 million in external expenses and lab supplies related to our hemophilia, hemoglobinopathies and Huntington’s disease programs, partially offset by a decrease of $0.7 million in clinical and manufacturing costs related to our HIV/AIDS program.

General and Administrative

General and administrative expenses consist primarily of salaries and personnel related expenses for executive, finance and administrative personnel, stock-based compensation expenses, professional fees, allocated facilities expenses, patent prosecution expenses and other general corporate expenses. As we pursue commercial development of our therapeutic programs, we expect the business aspects of the Company to become more complex. We may be required in the future to add personnel and incur additional costs related to the maturity of our business.

General and administrative expenses were $3.3 million for the three month period ended March 31, 2013 compared to $3.2 million for the corresponding period in 2012. The increase was primarily related to higher employee related costs of $0.2 million and higher patent related legal fees of $0.1 million, partially offset by lower professional service fees of $0.2 million.

Liquidity and Capital Resources

Liquidity

Since inception, we have incurred significant net losses and we have funded our operations primarily through the issuance of equity securities, payments from corporate collaborators and strategic partners and research grants.

As of March 31, 2013, we had cash, cash equivalents, marketable securities and interest receivable totaling $70.3 million, compared to $76.3 million as of December 31, 2012. The decrease was primarily attributable to capital required to fund our continuing operations, including the advancement of our ZFP Therapeutic programs.

Our most significant use of capital pertains to salaries and benefits for our employees and external development expenses, such as manufacturing and clinical trial activities, related to our ZFP Therapeutic programs. Our cash and investment balances are held in a variety of interest bearing instruments, including obligations of U.S. government agencies, U.S. treasury debt securities, corporate debt securities and money market funds. Cash in excess of immediate requirements is invested in accordance with our investment policy with a view toward capital preservation and liquidity.

In January 2012, we entered into a collaboration and license agreement with Shire, pursuant to which we are collaborating with Shire to research, develop and commercialize certain gene targets in human therapeutics and diagnostics for hemophilia, Huntington’s disease and other monogenic diseases based on our ZFP technology. Under the agreement with Shire, we received an upfront license fee of $13.0 million. We are also eligible to receive milestone payments, however, our eligibility is based on our achievement of specified research, regulatory, clinical development, commercialization and sales milestones and depends upon ours and Shire’s ability to continue to progress our programs under collaboration. We will also be eligible to receive royalty payments that are a tiered double-digit percentage of net sales of products developed under the collaboration, if any.

Cash Flow

Net cash used in operating activities was $8.0 million for the three months ended March 31, 2013, while cash provided by operating activities was $2.9 million for the three months ended March 31, 2012. Net cash used in operating activities for the three months ended March 31, 2013 primarily reflected the net loss for the period and the decrease in deferred revenues related to our collaboration agreement with Shire, partially offset by stock-based compensation and other non-cash expenses included in net loss. The cash provided by operations for the three months ended March 31, 2012 related primarily to the receipt of the $13.0 million upfront license fee under the Shire agreement, partially offset by cash used for operating expenses and a decrease in accrued liabilities and accounts payable.

Net cash used by investing activities was $3.7 million for the three months ended March 31, 2013, while cash provided by investing activities was $4.7 million for the three months ended March 31, 2012. Cash flows from investing activities for both periods primarily related to purchases and maturities of investments.

Net cash provided by financing activities for the three months ended March 31, 2013 and March 31, 2012 was $2.2 million and $0.1 million, respectively. Financing activities for both periods were attributable to proceeds from the issuance of common stock upon exercise of stock options.

Operating Capital and Capital Expenditure Requirements

We anticipate continuing to incur operating losses for at least the next several years. While we expect our rate of cash usage to increase in the future, in particular to support our product development endeavors, we believe that the available cash resources as well as funds received from corporate collaborators, strategic partners and research grants will enable us to maintain our currently planned operations through 2014. Future capital requirements will be substantial and if our capital resources are insufficient to meet future capital requirements, we will need to raise additional capital to fund our operations, including ZFP Therapeutic development activities, through equity or debt financing. We regularly consider fund raising opportunities and may decide, from time to time, to raise capital based on various factors, including market conditions and our plans of operation. Additional capital may not be available on terms acceptable to us, or at all. If adequate funds are not available, or if the terms of potential funding sources are unfavorable, our business and our ability to develop our technology and our ZFP Therapeutic products would be harmed. Furthermore, any sales of additional equity securities may result in dilution to our stockholders, and any debt financing may include covenants that restrict our business.

Our future capital requirements will depend on many factors, including but are not limited to the following:

•	the initiation, progress, timing and completion of clinical trials for our product candidates;

•	the outcome, timing and cost of regulatory approvals;

•	the success of our collaboration with Shire;

•	delays that may be caused by changing regulatory requirements;

•	the number of product candidates that we pursue;

•	the costs involved in filing and prosecuting patent applications and enforcing and defending patent claims;

•	the timing and terms of future in-licensing and out-licensing transactions;

•	the cost of procuring clinical and commercial supplies of our product candidates;

•	the extent to which we acquire or invest in businesses, products or technologies; and

•	the costs of litigation.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. We do not have any foreign currency or other derivative financial instruments.

Our market risks at March 31, 2013 have not changed materially from those discussed in Item 7A of our Form 10-K for the year ended December 31, 2012 on file with the SEC.

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

An investment in our common stock involves significant risk. You should carefully consider the information described in the following risk factors, together with the other information appearing elsewhere in this report, before making an investment decision regarding our common stock. You should also consider the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2012 (“2012 Annual Report”) under the caption “Item 1A. Risk Factors,” together with the other information appearing elsewhere in this report, before making an investment decision regarding our common stock. If any of the risks described below or in our 2012 Annual Report actually occur, our business, financial conditions, results of operation and future growth prospects would likely be materially and adversely affected. In these circumstances, the market price of our common stock could decline, and you may lose all or a part of your investment in our common stock. Moreover, the risks described below and in our 2012 Annual Report are not the only ones that we face. Additional risks not presently known to us or that we currently deem immaterial may also affect our business, operating results, prospects or financial condition. You should carefully consider these risk factors, together with all of the other information included in this Form 10-Q as well as our other publicly available filings with the Securities and Exchange Commission.

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

Genetically modified products are currently subject to public debate and heightened regulatory scrutiny, either of which could prevent or delay production of agricultural products. We have a research license and commercial option agreement with DAS through which we provide DAS with access to our proprietary ZFP technology and the exclusive right to use our ZFP technology to modify the genomes or alter the nucleic acid or protein expression of plant cells, plants, or plant cell cultures. The field-testing, production and marketing of genetically modified plants and plant products are subject to federal, state, local and foreign governmental regulation. Regulatory agencies administering existing or future regulations or legislation may not allow production and marketing of our genetically modified products in a timely manner or under technically or commercially feasible conditions. In addition, regulatory action or private litigation could result in expenses, delays or other impediments to our product development programs or the commercialization of resulting products.

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

We have generated operating losses since we began operations in 1995. Our net losses for the years ended December 31, 2012, 2011 and 2010 were $22.3 million, $35.8 million and $24.8 million, respectively. The extent of our future losses and the timing of profitability are uncertain, and we expect to incur losses for the foreseeable future. We have been engaged in developing our ZFP technology since inception, which has and will continue to require significant research and development expenditures. To date, we have generated our funding from issuance of equity securities, revenues derived from strategic partnering agreements, other collaborations in non-therapeutic applications of our technology, federal government research grants and grants awarded by research foundations. As of March 31, 2013, we had an accumulated deficit of $282.4 million. From 2005 to date, we have generated an aggregate of approximately $157.2 million in net proceeds from the sale of our equity securities. We expect to continue to incur additional operating losses for the next several years as we continue to expand and extend our research and development activities into human therapeutic product development. If the time required to generate significant product revenues and achieve profitability is longer than we currently anticipate or if we are unable to generate liquidity through equity financing or other sources of funding, we may be forced to curtail or suspend our operations.

We may be unable to raise additional capital, which would harm our ability to develop our technology and products.

We have incurred significant operating losses and negative operating cash flows since inception and have not achieved profitability. We expect capital outlays and operating expenditures to increase over the next several years as we expand our infrastructure and research and ZFP Therapeutic product development activities. While we believe our financial resources will be adequate to sustain our current operations at least through 2014, we may need to seek additional sources of capital through equity or debt financing. Since the financial crisis in 2008, the credit markets have experienced significant upheaval, while the equity market has exhibited a high degree of volatility. These external factors have contributed to the difficulty of emerging biotechnology companies in raising capital through equity or debt financing. While we have observed improvements in the capital market recently, we cannot be certain that this trend will continue or that we will not experience similar difficulties in accessing the capital market in the future. In addition, as we focus our efforts on proprietary human therapeutics, we will need to seek FDA approval of potential products, a process that could cost in excess of hundreds of millions of dollars per product. We cannot be certain that we will be able to obtain financing on terms acceptable to us, or at all. Our failure to obtain adequate and timely funding will materially adversely affect our business and our ability to develop our technology and ZFP Therapeutic products. Furthermore, any sales of additional equity securities may result in dilutions to our stockholders and any debt financing may include business and financial covenants that restricts our operations.

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

In January 2012, we entered into a research and collaborative agreement with Shire AG (Shire), pursuant to which we are engaging in a joint program with Shire to research, develop and commercialize human therapeutics and diagnostics for hemophilia and other monogenic diseases based on our ZFP technology. Under this agreement, we are responsible for all research activities through the submission of an IND or European Clinical Trial Application (CTA), while Shire is responsible for clinical development and commercialization of products generated from the research program from and after the acceptance of an IND or CTA for the product. Under the agreement, we may be eligible to receive milestone payments upon the achievement of specified clinical development, commercialization and post-commercialization milestones. The total amount of potential milestone payments for each gene target, assuming the achievements of all specified milestones in the agreement, is $213.5 million. We may receive royalty payments based on specified percentages of net sales of products, if any. Once an IND or CTA is submitted, Shire will have control and broad discretion over all aspects of the clinical development and commercialization of any product developed under the program, and we will have little, if any, influence on how such programs will be conducted. Our lack of control over the clinical development of gene targets in our agreement with Shire could cause delays or other difficulties in the development and commercialization of our product candidates, which may prevent us from receiving any milestone, royalty payments and other benefits under the agreement.

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

We are a small company with 82 full-time employees as of April 30, 2013, and our success depends on our continued ability to attract, retain, and motivate highly qualified management and scientific personnel and our ability to develop and maintain important relationships with leading research and academic institutions and scientists. Competition for personnel and academic and other research collaborations is intense. We have experienced a rate of employee turnover that we believe is typical of emerging biotechnology companies. If we lose the services of personnel with the necessary skills, it could significantly impede the achievement of our research and development objectives. If we fail to negotiate additional acceptable collaborations with academic and other research institutions and scientists, or if our existing collaborations are unsuccessful, our ZFP Therapeutic development programs may be delayed or may not succeed.

Risks Relating to our Common Stock and Corporate Organization

Our stock price has been volatile and may continue to be volatile, which could result in substantial losses for investors.

During the three months ended March 31, 2013, the closing price our common stock price, as reported by the NASDAQ Global Select Market, ranged from a low of $6.15 to high of $10.80. During the fiscal year ended December 31, 2012, our common stock price fluctuated, ranging from a low of $2.95 to a high of $6.49. The market instability caused by the financial crisis of 2008 has contributed to the volatility of our stock price. Volatility in our common stock could cause stockholders to incur substantial losses. An active public market for our common stock may not be sustained, and the market price of our common stock may continue to be highly volatile. The market price of our common stock has fluctuated significantly in response to various factors, some of which are beyond our control, including but not limited to the following:

•	announcements by us or collaborators providing updates on the progress or development status of ZFP Therapeutics;

•	data from clinical trials;

•	initiation or termination of clinical trials;

•	changes in market valuations of similar companies;

•	overall market and economic conditions;

•	deviations in our results of operations from the guidance given by us or changes in recommendation, estimate or coverage by securities analysts;

•	announcements by us or our competitors of new or enhanced products, technologies or services or significant contracts, acquisitions, strategic relationships, joint ventures or capital commitments;

•	regulatory developments;

•	additions or departures of key personnel;

•	future sales of our common stock or other securities by us, management or directors, liquidation of institutional funds that comprised large holdings of our stock; and

•	decreases in our cash balances.

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

Similarly, our authorized but unissued common stock is available for future issuance without stockholder approval.

In addition, our bylaws:

•	state that stockholders may not act by written consent but only at a stockholders’ meeting;

•	establish advance notice requirements for nominations for election to the board of directors or proposing matters that can be acted upon at stockholders’ meetings; and

•	prohibit stockholders from calling a special meeting of stockholders.

ITEM 6.	EXHIBITS

(a) Exhibits:

10.5†	Fifth Amendment to the License Agreement, dated April 1, 2013, between Sigma-Aldrich Corporation and Sangamo BioSciences, Inc.

31.1	Rule 13a — 14(a) Certification by Principal Executive Officer

31.2	Rule 13a — 14(a) Certification by Principal Financial Officer

32.1	Certification Pursuant to 18 U.S.C. Section 1350

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

†	Confidential treatment has been requested for certain information contained in this document. Such information has been omitted and filed separately with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 9, 2013

SANGAMO BIOSCIENCES, INC.

/ S / H. WARD WOLFF
H. Ward Wolff
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)