Form 10-Q
period 2013-06-30
SANGAMO BIOSCIENCES INC
filed 2013-08-02
CIK 1001233

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

As of July 31, 2013, 54,106,372 shares of the issuer’s common stock, par value $0.01 per share, were outstanding.

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SANGAMO BIOSCIENCES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	June 30, 2013	December 31, 2012
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$12,052	$21,679
Marketable securities	35,224	41,868
Interest receivable	273	190
Accounts receivable	4,918	4,129
Other current assets	285	203
Prepaid expenses	969	296

Total current assets	53,721	68,365
Marketable securities, non-current	18,849	12,584
Property and equipment, net	1,587	1,543
Other assets	39	41

Total assets	$74,196	$82,533

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued liabilities	$3,294	$4,013
Accrued compensation and employee benefits	1,443	2,473
Deferred revenues	2,318	2,304

Total current liabilities	7,055	8,790
Deferred revenues, non-current	7,763	8,847

Total liabilities	$14,818	17,637

Commitments and contingencies
Stockholders’ equity:
Common stock, $0.01 par value; 80,000,000 shares authorized, 53,974,452 and 53,058,525 shares issued and outstanding at June 30, 2013 and December 31, 2012, respectively	$540	531
Additional paid-in capital	346,683	339,848
Accumulated deficit	(287,844)	(275,509)
Accumulated other comprehensive income (loss)	(1)	26

Total stockholders’ equity	59,378	64,896

Total liabilities and stockholders’ equity	$74,196	$82,533

See accompanying notes.

SANGAMO BIOSCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Revenues:
Collaboration agreements	$6,157	$3,812	$10,240	$5,475
Research grants	777	762	1,317	2,341

Total revenues	6,934	4,574	11,557	7,816
Operating expenses:
Research and development	9,278	7,574	17,498	14,857
General and administrative	3,124	2,744	6,432	5,986

Total operating expenses	12,402	10,318	23,930	20,843

Loss from operations	(5,468)	(5,744)	(12,373)	(13,027)
Interest and other income, net	18	16	38	31

Net loss	$(5,450)	$(5,728)	$(12,335)	$(12,996)

Basic and diluted net loss per share	$(0.10)	$(0.11)	$(0.23)	$(0.25)

Shares used in computing basic and diluted net loss per share	53,786	52,657	53,583	52,612

See accompanying notes.

SANGAMO BIOSCIENCES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Net loss	$(5,450)	$(5,728)	$(12,335)	$(12,996)
Changes in unrealized loss on available-for-sale securities	(26)	(4)	(27)	(19)

Comprehensive loss	$(5,476)	$(5,732)	$(12,362)	$(13,015)

See accompanying notes.

SANGAMO BIOSCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six months ended June 30,
	2013	2012
Operating Activities:
Net loss	$(12,335)	$(12,996)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	305	334
Amortization of premium / discount on marketable securities	456	490
Stock-based compensation	2,707	2,607
Changes in operating assets and liabilities:
Interest receivable	(83)	132
Accounts receivable	(789)	(2,322)
Prepaid expenses and other assets	(753)	(268)
Accounts payable and accrued liabilities	(719)	(2,867)
Accrued compensation and employee benefits	(1,030)	(378)
Deferred revenues	(1,070)	12,122

Net cash used in operating activities	(13,311)	(3,146)

Investing Activities:
Purchases of investments	(27,524)	(47,505)
Maturities of investments	27,420	52,120
Purchases of property and equipment	(349)	(263)

Net cash (used in) / provided by investing activities	(453)	4,352

Financing Activities:
Proceeds from issuance of common stock	4,137	504

Net cash provided by financing activities	4,137	504

Net increase / (decrease) in cash and cash equivalents	(9,627)	1,710
Cash and cash equivalents, beginning of period	21,679	16,766

Cash and cash equivalents, end of period	$12,052	$18,476

See accompanying notes.

SANGAMO BIOSCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2013

(Unaudited)

NOTE 1 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Sangamo BioSciences, Inc. (“Sangamo” or the “Company”) have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013. The condensed consolidated balance sheet data at December 31, 2012 were derived from the audited consolidated financial statements included in Sangamo’s Form 10-K for the year ended December 31, 2012, as filed with the SEC. These financial statements should be read in conjunction with the financial statements and footnotes thereto for the year ended December 31, 2012, included in Sangamo’s Form 10-K, as filed with the SEC.

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

The table below summarizes the Company’s available-for-sale securities (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
June 30, 2013
Cash equivalents:
Money market funds	$8,184	$—	$—	$8,184

Total	8,184	—	—	8,184

Available-for-sale securities:
U.S. government sponsored entity debt securities	54,074	—	(1)	54,073

Total	54,074	—	(1)	54,073

Total cash equivalents and available-for-sale securities	$62,258	$—	$(1)	$62,257

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
December 31, 2012
Cash equivalents:
U.S. government sponsored entity debt securities	$2,997	$—	$—	$2,997
Money market funds	15,839	—	—	15,839

Total	18,836	—	—	18,836

Available-for-sale securities:
U.S. government sponsored entity debt securities	54,426	26	—	54,452

Total	54,426	26	—	54,452

Total cash equivalents and available-for-sale securities	$73,262	$26	$—	$73,288

As of June 30, 2013, none of the available-for-sale securities held by the Company had material unrealized losses and there were no realized losses for the three and six months ended June 30, 2013. The Company had no other-than-temporary impairments of available-for-sale securities for the three and six months ended June 30, 2013 or the twelve months ended December 31, 2012.

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

The fair value measurements of our cash equivalents and available-for-sale marketable securities are identified at the following levels within the fair value hierarchy (in thousands):

	June 30, 2013 Fair Value Measurements
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents:
Money market funds	$8,184	$8,184	$—	$—

Total	8,184	8,184	—	—
Available-for-sale securities:
U.S. government sponsored entity debt securities	54,073	—	54,073	—

Total	54,073	—	54,073	—

Total cash equivalents and available-for-sale securities	$62,257	$8,184	$54,073	$—

	December 31, 2012 Fair Value Measurements
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents:
U.S. government sponsored entity debt securities	$2,997	$—	$2,997	$—
Money market funds	15,839	15,839	—	—

Total	18,836	15,839	2,997	—
Available-for-sale securities:
U.S. government sponsored entity debt securities	54,452	—	54,452	—

Total	54,452	—	54,452	—

Total cash equivalents and available-for-sale securities	$73,288	$15,839	$57,449	$—

NOTE 3 - BASIC AND DILUTED NET LOSS PER SHARE

Basic net loss per share has been computed by dividing the net loss by the weighted-average number of shares of common stock outstanding during the period. Diluted net loss per share is calculated by dividing net loss by the weighted average number of shares of common stock and potential dilutive securities outstanding during the period.

Because Sangamo is in a net loss position, diluted net loss per share excludes the effects of common stock equivalents consisting of options, which are anti-dilutive. The total stock options outstanding excluded from consideration in the calculation of diluted net loss per share for the three and six months ended June 30, 2013 and 2012 were 8,344,138 and 8,233,113, respectively.

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

The Company has identified the deliverables within the arrangement as a license to the technology and on-going research services activities. The Company has concluded that the license is not a separate unit of accounting as it does not have stand-alone value to Shire apart from the research services to be performed pursuant to the Agreement. As a result, the Company will recognize revenue from the upfront payment on a straight-line basis over a six-year initial research term during which the Company will perform research services. As of June 30, 2013, the Company has deferred revenue of $9.9 million related to this Agreement.

Revenues recognized under the agreement with Shire for the three and six months ended June 30, 2013 and June 30, 2012, were as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Revenue related to Shire Collaboration:
Amortization of upfront fee	$542	$542	$1,083	$903
Research services	4,157	1,517	7,372	2,072

Total	$4,699	$2,059	$8,455	$2,975

Related costs and expenses incurred under the Shire agreement were $3.7 million and $1.2 million during the three months ended June 30, 2013 and June 30, 2012, respectively and $6.8 million and $1.7 million during the six months ended June 30, 2013 and June 30, 2012, respectively.

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

In October 2009, Sangamo expanded its Agreement with Sigma. In addition to the original terms of the Agreement, Sigma received exclusive rights to develop and distribute ZFP-modified cell lines for commercial production of protein pharmaceuticals and certain ZFP-engineered transgenic animals for commercial applications. Under the terms of the

Agreement, Sigma made upfront cash payment of $20.0 million consisting of a $4.9 million purchase of 636,133 shares of Sangamo common stock, valued at $4.9 million, and a $15.1 million upfront license fee. The upfront license fee was recognized on a straight-line basis from the effective date of the expanded license through July 2010, which represents the period over which Sangamo was obligated to perform research services for Sigma. Sangamo is also eligible to receive commercial license fees of $5.0 million based upon a percentage of net sales and sublicensing revenue and thereafter a reduced royalty rate of 10.5% of net sales and sublicensing revenue. In addition, upon the achievement of certain cumulative commercial milestones Sigma will make milestone payments to Sangamo up to an aggregate of $25.0 million. In April 2013, the Company recognized $1.3 million in sublicense revenues under the agreement with Sigma.

Revenues recognized under the agreement with Sigma for the three and six months ended June 30, 2013 and June 30, 2012, were as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Revenue related to Sigma Collaboration:
Royalty revenues	$196	$306	$510	$607
License fee and milestone revenues	1,250	1,000	1,250	1,000

Total	$1,446	$1,306	$1,760	$1,607

Related costs and expenses incurred under the Sigma agreement were $0.1 million during both the three months ended June 30, 2013 and 2012. Related costs and expenses incurred under the Sigma agreement were $0.1 million and $0.2 million during the six months ended June 30, 2013 and 2012, respectively.

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

Revenues under the agreement were $0.4 million during the three months ended June 30, 2012, and $0.9 million during the six months ended June 30, 2012. Related costs and expenses incurred under the agreement were $0.1 million during the three months ended June 30, 2012, and $0.3 million during the six months ended June 30, 2012. There were no such revenues or related expenses during the three and six months ended June 30, 2013.

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

Revenues attributable to research and development performed under the CIRM grant agreement were $0.3 million and $0.3 million during the three months ended June 30, 2013 and 2012, respectively and $0.7 million and $0.6 million during the six months ended June 30, 2013 and 2012, respectively. Related costs and expenses incurred under the CIRM agreement were $0.5 million and $0.3 million during the three months ended June 30, 2013 and 2012, respectively, and $0.9 million and $0.6 million during the six months ended June 30, 2013 and 2012, respectively.

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

Revenues attributable to research and development performed under the CHDI collaboration agreement were $0.4 million and $0.8 million during the three and six months ended June 30, 2012, respectively. Related costs and expenses incurred under the CHDI agreement were $0.4 million and $0.8 million during the three and six months ended June 30, 2012, respectively. There were no revenues or related expenses during the three and six months ended June 30, 2013.

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

Revenues attributable to research and development activities performed under the JDRF agreements were $0 for the three months ended June 30, 2012 and $0.8 million during the six months ended June 30, 2012. There were no such revenues during the three and six months ended June 30, 2013.

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

NOTE 6 - STOCK-BASED COMPENSATION

The following table shows total stock-based compensation expense included in the condensed consolidated statement of operations for the three month and six months ended June 30, 2013 and 2012 (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Costs and expenses:
Research and development	$723	$646	$1,408	$1,421
General and administrative	655	578	1,299	1,186

Total stock-based compensation expense	$1,378	$1,224	$2,707	$2,607

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The discussion in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contains trend analysis, estimates and other forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements include, without limitation, statements containing the words “believes,” “anticipates,” “expects,” “continue,” and other words of similar import or the negative of those terms or expressions. Such forward-looking statements are subject to known and unknown risks, uncertainties, estimates and other factors that may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. You should read the following discussion and analysis along with the financial statements and notes attached to those statements included elsewhere in this report and in our annual report on Form 10-K for the year ended December 31, 2012 as filed with the SEC.

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

For the three months ended June 30, 2013, we incurred a consolidated net loss of $5.5 million, or $0.10 per share, compared to a net loss of $5.7 million, or $0.11 per share, for the same period in 2012. As of June 30, 2013, we had cash, cash equivalents, marketable securities and interest receivable totaling $66.4 million compared to $76.3 million as of December 31, 2012. As of June 30, 2013, we had an accumulated deficit of $287.8 million.

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

Results of Operations

Three months and six months ended June 30, 2013 and 2012

Revenues

	Three months ended June 30,				Six months ended June 30,
	(in thousands, except percentage values)				(in thousands, except percentage values)
	2013	2012	Change	%	2013	2012	Change	%
Revenues:
Collaboration agreements	$6,157	$3,812	$2,345	62%	$10,240	$5,475	$4,765	87%
Research grants	777	762	15	2%	1,317	2,341	(1,024)	(44%)

Total revenues	$6,934	$4,574	$2,360	52%	$11,557	$7,816	$3,741	48%

Total revenues consist of revenues from collaboration agreements, strategic partnerships and research grants. We anticipate revenues over the next several years will primarily be derived from our collaboration agreements with Shire, Sigma-Aldrich Corporation (Sigma) and Dow AgroSciences LLC (DAS), a wholly-owned subsidiary of Dow Chemical Corporation. In May 2013, the California Institute for Regenerative Medicine (CIRM) granted us a $6.4 million Strategic Partnership Award to develop a potentially curative ZFP Therapeutic for beta-thalassemia based on the application of our ZFN gene-editing technology in hematopoietic stem cells (HSCs). The four year grant provides matching funds to support a potential Investigational New Drug (IND) application and a Phase 1 clinical trial in transfusion-dependent beta-thalassemia patients.

Revenues from our corporate collaboration and strategic partnering agreements were $6.2 million for the three months ended June 30, 2013, compared to $3.8 million in the corresponding period in 2012. The $2.3 million increase in collaboration agreement revenues was primarily due to an increase of $2.6 million in research service revenues related to our collaboration and license agreement with Shire, established in January 2012. The revenues from Shire include amortization of an upfront payment of $13.0 million and revenues from research services. In addition, collaboration agreement revenue increased during the period due to $0.1 million in higher revenues from Sigma related to royalties, sublicense revenues and commercial milestones. These increases were partially offset by a $0.5 million decrease in revenues related to research services under the agreement with DAS. Research grant revenues were approximately $0.8 million for the three months ended June 30, 2013, compared to $0.8 million in the corresponding period in 2012.

Revenues from our corporate collaboration and strategic partnering agreements were $10.2 million for the six months ended June 30, 2013, compared to $5.5 million in the corresponding period in 2012. The increase of $4.8 million in collaboration agreement revenues was primarily attributable to an increase in revenues of $5.5 million related to the agreement with Shire and $0.2 million in higher revenues from Sigma related to royalties, sublicense revenues and commercial milestones, partially offset by $0.9 million in lower revenues related to our agreement with DAS. Research grant revenues were $1.3 million for the six months ended June 30, 2013, compared to $2.3 million in the corresponding period in 2012. The decrease of $1.0 million in research grant revenues was primarily due to the completion of our research grants with Juvenile Diabetes Research Foundation International and the CHDI Foundation in 2012.

Operating Expenses

	Three months ended June 30,				Six months ended June 30,
	(in thousands, except percentage values)				(in thousands, except percentage values)
	2013	2012	Change	%	2013	2012	Change	%
Operating expenses:
Research and development	$9,278	$7,574	$1,704	22%	$17,498	$14,857	$2,641	18%
General and administrative	3,124	2,744	380	14%	6,432	5,986	446	7%

Total expenses	$12,402	$10,318	$2,084	20%	$23,930	$20,843	$3,087	15%

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

Research and development expenses were $9.3 million for the three months ended June 30, 2013, compared to $7.6 million in the corresponding period in 2012. The increase of $1.7 million in research and development expenses was primarily due to an increase of $1.6 million in external expenses, lab supplies and other costs related to our hemophilia, hemoglobinopathies and Huntington’s disease programs and $0.2 million in salaries and benefits, partially offset by a decrease of $0.1 million in clinical trial and manufacturing expenses.

Research and development expenses were $17.5 million for the six months ended June 30, 2013, compared to $14.9 million in the corresponding period in 2012. The increase of $2.6 million in research and development expenses was primarily due to an increase of $3.2 million in external expenses, lab supplies and other costs related to our hemophilia, hemoglobinopathies and Huntington’s disease programs and $0.4 million in salaries and benefits, partially offset by a decrease of $1.0 million in clinical trial and manufacturing expenses.

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

General and administrative expenses were $3.1 million for the three month period ended June 30, 2013 and $2.7 million for the corresponding period in 2012. The increase was primarily related to higher patent related legal fees of $0.3 million and professional fees of $0.1 million.

General and administrative expenses were $6.4 million for the six month period ended June 30, 2013 and $6.0 million for the corresponding period in 2012. The increase was primarily related to higher professional fees of $0.3 million and higher employee related costs of $0.2 million, partially offset by lower allocated expenses of $0.1 million.

Liquidity and Capital Resources

Liquidity

Since inception, we have incurred significant net losses and we have funded our operations primarily through the issuance of equity securities, payments from corporate collaborators and strategic partners and research grants.

As of June 30, 2013, we had cash, cash equivalents, marketable securities and interest receivable totaling $66.4 million compared to $76.3 million as of December 31, 2012. The decrease was primarily attributable to capital required to fund our continuing operations, including the advancement of our ZFP Therapeutic programs.

Our most significant use of capital pertains to salaries and benefits for our employees and external development expenses, such as manufacturing and clinical trial activities, related to our ZFP Therapeutic programs. Our cash and investment balances are held in a variety of interest bearing instruments, which can include obligations of U.S. government agencies, U.S. treasury debt securities, corporate debt securities and money market funds. Cash in excess of immediate requirements is invested in accordance with our investment policy with a view toward capital preservation and liquidity.

Under our agreement with Shire, we received an upfront license fee of $13.0 million. We are also eligible to receive milestone payments, however, our eligibility is based on our achievement of specified research, regulatory, clinical development, commercialization and sales milestones and depends upon ours and Shire’s ability to continue to progress our programs under collaboration. We will also be eligible to receive royalty payments that are a tiered double-digit percentage of net sales of products developed under the collaboration, if any.

Cash Flow

Net cash used in operating activities for the six months ended June 30, 2013 and 2012 was $13.3 million and $3.1 million, respectively. Net cash used in operating activities for the six months ended June 30, 2013 primarily reflected the net loss for the period and the decrease in deferred revenues related to our collaboration agreement with Shire, partially offset by stock-based compensation and other non-cash expenses included in net loss. Net cash used in operating activities for the six months ended June 30, 2012 primarily reflects the net loss for the period, an increase in deferred revenues due to the $13.0 million upfront received from Shire under the collaboration and license agreement, a decrease in accounts payable and accrued liabilities and an decrease in accounts receivable, partially offset by stock-based compensation.

Net cash used by investing activities was $0.5 million for the six months ended June 30, 2013. Net cash provided by investing activities was $4.4 million for the six months ended June 30, 2012. Cash flows from investing activities for both periods primarily related to purchases and maturities of investments.

Net cash provided by financing activities for the six months ended June 30, 2013 and 2012 was $4.1 million and $0.5 million, respectively. Cash flows from financing activities for both periods was primarily attributable to proceeds from the issuance of common stock upon exercise of stock options.

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

Our market risks at June 30, 2013 have not changed materially from those discussed in Item 7A of our Form 10-K for the year ended December 31, 2012 on file with the SEC.

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

The results in early phases of clinical testing are based upon limited numbers of patients and a limited follow-up period. Typically, our Phase 1 clinical trials for indications of safety enroll less than 25 patients. Our Phase 2 and late-stage clinical trials generally enroll a larger number of patients. Accordingly, any positive data obtained in early Phase 1 and Phase 2 trials may not be indicative of long-term efficacy in late-stage clinical trials. In September 2011, we announced preliminary data from our Phase 1 clinical program to develop SB-728-T for the treatment of HIV/AIDS. The data demonstrated a statistically significant relationship between SB-728-T and the reduction of HIV viral load. In January 2012, we initiated a Phase 2 clinical study (SB-728-902, Cohort 5) and a Phase 1/2 clinical study (SB-728-1101) for the treatment of HIV/AIDS. In May 2013, we presented preliminary data from these two ongoing clinical trials. Two of four evaluable subjects in Cohort 5 showed a decrease of greater than one log in their viral load during a sixteen week treatment interruption (TI) with one subject achieving a transiently undetectable viral load during the TI period. In subjects in which viral load decreased, a measureable anti-HIV immune response was also observed. Additional data were presented from the Company’s Phase 1 study (SB-728-902, Cohorts 1-3) that demonstrated a long term decrease in the peripheral blood mononuclear cell (PBMC) HIV reservoir. We expect to present a full data set from these trials in the second half of 2013. However, there is no guarantee that these and other future studies of SB-728-T in later stage trials involving larger patient groups may produce positive or similar results as those obtained in earlier trials.

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

We have generated operating losses since we began operations in 1995. Our net losses for the years ended December 31, 2012, 2011 and 2010 were $22.3 million, $35.8 million and $24.8 million, respectively. The extent of our future losses and the timing of profitability are uncertain, and we expect to incur losses for the foreseeable future. We have been engaged in developing our ZFP technology since inception, which has and will continue to require significant research and development expenditures. To date, we have generated our funding from issuance of equity securities, revenues derived from strategic partnering agreements, other collaborations in non-therapeutic applications of our technology, federal government research grants and grants awarded by research foundations. As of June 30, 2013, we had an accumulated deficit of $287.8 million. From 2005 to date, we have generated an aggregate of approximately $157.2 million in net proceeds from the sale of our equity securities. We expect to continue to incur additional operating losses for the next several years as we continue to expand and extend our research and development activities into human therapeutic product development. If the time required to generate significant product revenues and achieve profitability is longer than we currently anticipate or if we are unable to generate liquidity through equity financing or other sources of funding, we may be forced to curtail or suspend our operations.

We may be unable to raise additional capital, which would harm our ability to develop our technology and products.

We have incurred significant operating losses and negative operating cash flows since inception and have not achieved profitability. We expect capital outlays and operating expenditures to increase over the next several years as we expand our infrastructure and research and ZFP Therapeutic product development activities. While we believe our financial resources will be adequate to sustain our current operations at least through 2014, we may need to seek additional sources of capital through equity or debt financing. In addition, as we focus our efforts on proprietary human therapeutics, we will need to seek FDA approval of potential products, a process that could cost in excess of hundreds of millions of dollars per product. Furthermore, we may experience difficulties in accessing the capital market due to external factors beyond our control such as volatility in the equity markets for emerging biotechnology companies and general economic and market conditions. We cannot be certain that we will be able to obtain financing on terms acceptable to us, or at all. Our failure to obtain adequate and timely funding will materially adversely affect our business and our ability to develop our technology and ZFP Therapeutic products. Furthermore, any sales of additional equity securities may result in dilutions to our stockholders and any debt financing may include business and financial covenants that restricts our operations.

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

For some programs, we depend on third party collaborators and strategic partners to design and conduct our clinical trials. As a result, we may not be able to conduct these programs in the manner or on the time schedule we currently contemplate, which may negatively impact our business operations. In addition, if any of these collaborators or strategic partners withdraws support for our programs or proposed products or otherwise impair their development; our business could be negatively affected.

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

We are a small company with 81 full-time employees as of July 31, 2013, and our success depends on our continued ability to attract, retain, and motivate highly qualified management and scientific personnel and our ability to develop and maintain important relationships with leading research and academic institutions and scientists. Competition for personnel and academic and other research collaborations is intense. We have experienced a rate of employee turnover that we believe is typical of emerging biotechnology companies. If we lose the services of personnel with the necessary skills, it could significantly impede the achievement of our research and development objectives. If we fail to negotiate additional acceptable collaborations with academic and other research institutions and scientists, or if our existing collaborations are unsuccessful, our ZFP Therapeutic development programs may be delayed or may not succeed.

Risks Relating to our Common Stock and Corporate Organization

Our stock price has been volatile and may continue to be volatile, which could result in substantial losses for investors.

During the three months ended June 30, 2013, the closing price our common stock price, as reported by the NASDAQ Global Select Market, ranged from a low of $7.31 to high of $10.65. During the fiscal year ended December 31, 2012, our common stock price fluctuated, ranging from a low of $2.95 to a high of $6.49. Volatility in our common stock could cause stockholders to incur substantial losses. An active public market for our common stock may not be sustained, and the market price of our common stock may continue to be highly volatile. The market price of our common stock has fluctuated significantly in response to various factors, some of which are beyond our control, including but not limited to the following:

•	announcements by us or collaborators providing updates on the progress or development status of ZFP Therapeutics;

•	data from clinical trials;

•	initiation or termination of clinical trials;

•	changes in market valuations of similar companies;

•	overall market and economic conditions including the equity markets for emerging biotechnology companies;

•	deviations in our results of operations from the guidance given by us or changes in recommendation, estimate or coverage by securities analysts;

•	announcements by us or our competitors of new or enhanced products, technologies or services or significant contracts, acquisitions, strategic relationships, joint ventures or capital commitments;

•	regulatory developments;

•	additions or departures of key personnel;

•	future sales of our common stock or other securities by us, management or directors, liquidation of institutional funds that comprised large holdings of our stock; and

•	decreases in our cash balances.

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

Similarly, our authorized but unissued common stock is available for future issuance without stockholder approval.

In addition, our bylaws:

•	state that stockholders may not act by written consent but only at a stockholders’ meeting;

•	establish advance notice requirements for nominations for election to the board of directors or proposing matters that can be acted upon at stockholders’ meetings; and

•	prohibit stockholders from calling a special meeting of stockholders.

ITEM 6.	EXHIBITS

(a) Exhibits:

10.1	Sangamo BioSciences, Inc. 2013 Stock Incentive Plan, incorporated by reference to Appendix A to Sangamo’s Proxy Statement on Schedule 14-A, filed with the SEC on April 25, 2013

10.2	Form of Restricted Stock Unit Award Agreement, incorporated by reference to Exhibit 10.2 to Sangamo’s Current Report on Form 8-K filed on June 14, 2013.

10.3	Form of Notice of Grant of Stock Option, incorporated by reference to Exhibit 10.3 to Sangamo’s Current Report on Form 8-K filed on June 14, 2013.

10.4	Form of Stock Option Agreement, incorporated by reference to Exhibit 10.3 to Sangamo’s Current Report on Form 8-K filed on June 14, 2013.

10.5	Form of Notice of Grant of Stock Option – Director Initial Grant, incorporated by reference to Exhibit 10.5 to Sangamo’s Current Report on Form 8-K filed on June 14, 2013.

10.6	Form of Notice of Grant of Stock Option – Director Annual Grant, incorporated by reference to Exhibit 10.6 to Sangamo’s Current Report on Form 8-K filed on June 14, 2013.

10.7	Form of Automatic Stock Option Agreement, incorporated by reference to Exhibit 10.7 to Sangamo’s Current Report on Form 8-K filed on June 14, 2013.

31.1	Rule 13a — 14(a) Certification by President and Chief Executive Officer

31.2	Rule 13a — 14(a) Certification by Principal Financial and Accounting Officer

32.1	Certification Pursuant to 18 U.S.C. Section 1350

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 2, 2013

SANGAMO BIOSCIENCES, INC.

/s/ H. WARD WOLFF
H. Ward Wolff
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)