Form 10-Q
period 2013-09-30
SANGAMO BIOSCIENCES INC
filed 2013-11-04
CIK 1001233

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

As of October 31, 2013, 61,797,202 shares of the issuer’s common stock, par value $0.01 per share, were outstanding.

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SANGAMO BIOSCIENCES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	September 30, 2013	December 31, 2012
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$80,309	$21,679
Marketable securities	39,913	41,868
Interest receivable	208	190
Accounts receivable	4,880	4,129
Other current assets	149	203
Prepaid expenses	684	296

Total current assets	126,143	68,365
Marketable securities, non-current	12,690	12,584
Property and equipment, net	1,494	1,543
Other assets	39	41

Total assets	$140,366	$82,533

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued liabilities	$2,665	$4,013
Accrued compensation and employee benefits	2,039	2,473
Deferred revenues	2,300	2,304

Total current liabilities	7,004	8,790
Deferred revenues, non-current	7,221	8,847

Total liabilities	$14,225	17,637

Commitments and contingencies
Stockholders’ equity:
Common stock, $0.01 par value; 80,000,000 shares authorized, 61,420,655 and 53,058,525 shares issued and outstanding at September 30, 2013 and December 31, 2012, respectively	$614	531
Additional paid-in capital	419,490	339,848
Accumulated deficit	(293,989)	(275,509)
Accumulated other comprehensive income	26	26

Total stockholders’ equity	126,141	64,896

Total liabilities and stockholders’ equity	$140,366	$82,533

See accompanying notes.

SANGAMO BIOSCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Revenues:
Collaboration agreements	$4,825	$4,190	$15,065	$9,665
Research grants	882	717	2,199	3,058

Total revenues	5,707	4,907	17,264	12,723
Operating expenses:
Research and development	8,703	7,570	26,201	22,427
General and administrative	3,163	3,139	9,595	9,125

Total operating expenses	11,866	10,709	35,796	31,552

Loss from operations	(6,159)	(5,802)	(18,532)	(18,829)
Interest and other income, net	14	12	52	43

Net loss	$(6,145)	$(5,790)	$(18,480)	$(18,786)

Basic and diluted net loss per share	$(0.11)	$(0.11)	$(0.34)	$(0.36)

Shares used in computing basic and diluted net loss per share	54,786	52,768	54,013	52,664

See accompanying notes.

SANGAMO BIOSCIENCES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Net loss	$(6,145)	$(5,790)	$(18,480)	$(18,786)
Changes in unrealized loss on available-for-sale securities	27	22	—	3

Comprehensive loss	$(6,118)	$(5,768)	$(18,480)	$(18,783)

See accompanying notes.

SANGAMO BIOSCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine months ended September 30,
	2013	2012
Operating Activities:
Net loss	$(18,480)	$(18,786)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	445	500
Amortization of premium / discount on marketable securities	625	692
Stock-based compensation	4,098	4,011
Changes in operating assets and liabilities:
Interest receivable	(18)	20
Accounts receivable	(696)	(2,585)
Prepaid expenses and other assets	(387)	(364)
Accounts payable and accrued liabilities	(1,348)	(3,770)
Accrued compensation and employee benefits	(434)	159
Deferred revenues	(1,630)	11,818

Net cash used in operating activities	(17,825)	(8,305)

Investing Activities:
Purchases of investments	(37,161)	(70,570)
Maturities of investments	38,384	75,155
Purchases of property and equipment	(395)	(363)

Net cash provided by investing activities	828	4,222

Financing Activities:
Proceeds from public offering, net of issuance costs	69,492	—
Proceeds from issuance of common stock	6,135	1,041

Net cash provided by financing activities	75,627	1,041

Net increase / (decrease) in cash and cash equivalents	58,630	(3,042)
Cash and cash equivalents, beginning of period	21,679	16,766

Cash and cash equivalents, end of period	$80,309	$13,724

See accompanying notes.

SANGAMO BIOSCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2013

(Unaudited)

NOTE 1—BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Sangamo BioSciences, Inc. (“Sangamo” or the “Company”) have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013. The condensed consolidated balance sheet data at December 31, 2012 were derived from the audited consolidated financial statements included in Sangamo’s Form 10-K for the year ended December 31, 2012, as filed with the SEC. These financial statements should be read in conjunction with the financial statements and footnotes thereto for the year ended December 31, 2012, included in Sangamo’s Form 10-K, as filed with the SEC.

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

NOTE 2—INVESTMENTS AND FAIR VALUE MEASUREMENT

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

The table below summarizes the Company’s available-for-sale securities (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
September 30, 2013
Cash equivalents:
Money market funds	$9,758	$—	$—	$9,758

Total	9,758	—	—	9,758

Available-for-sale securities:
U.S. government sponsored entity debt securities	52,577	26	—	52,603

Total	52,577	26	—	52,603

Total cash equivalents and available-for-sale securities	$62,335	$26	$—	$62,361

December 31, 2012
Cash equivalents:
U.S. government sponsored entity debt securities	$2,997	$—	$—	$2,997
Money market funds	15,839	—	—	15,839

Total	18,836	—	—	18,836

Available-for-sale securities:
U.S. government sponsored entity debt securities	54,426	26	—	54,452

Total	54,426	26	—	54,452

Total cash equivalents and available-for-sale securities	$73,262	$26	$—	$73,288

As of September 30, 2013, none of the available-for-sale securities held by the Company had material unrealized losses and there were no realized losses for the three and nine months ended September 30, 2013. The Company had no other-than-temporary impairments of available-for-sale securities for the three and nine months ended September 30, 2013 or the twelve months ended December 31, 2012.

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

The fair value measurements of our cash equivalents and available-for-sale marketable securities are identified at the following levels within the fair value hierarchy (in thousands):

	September 30, 2013 Fair Value Measurements
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents:
Money market funds	$9,758	$9,758	$—	$—

Total	9,758	9,758	—	—
Available-for-sale securities:
U.S. government sponsored entity debt securities	52,603	—	52,603	—

Total	52,603	—	52,603	—

Total cash equivalents and available-for-sale securities	$62,361	$9,758	$52,603	$—

	December 31, 2012 Fair Value Measurements
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents:
U.S. government sponsored entity debt securities	$2,997	$—	$2,997	$—
Money market funds	15,839	15,839	—	—

Total	18,836	15,839	2,997	—
Available-for-sale securities:
U.S. government sponsored entity debt securities	54,452	—	54,452	—

Total	54,452	—	54,452	—

Total cash equivalents and available-for-sale securities	$73,288	$15,839	$57,449	$—

NOTE 3—BASIC AND DILUTED NET LOSS PER SHARE

Basic net loss per share has been computed by dividing the net loss by the weighted-average number of shares of common stock outstanding during the period. Diluted net loss per share is calculated by dividing net loss by the weighted average number of shares of common stock and potential dilutive securities outstanding during the period.

Because Sangamo is in a net loss position, diluted net loss per share excludes the effects of common stock equivalents consisting of options, which are anti-dilutive. The total stock options outstanding excluded from consideration in the calculation of diluted net loss per share for the nine months ended September 30, 2013 and 2012 were 7,853,936 and 8,075,898, respectively.

NOTE 4—MAJOR CUSTOMERS, PARTNERSHIPS AND STRATEGIC ALLIANCES

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

The Company has identified the deliverables within the arrangement as a license to the technology and on-going research services activities. The Company has concluded that the license is not a separate unit of accounting as it does not have stand-alone value to Shire apart from the research services to be performed pursuant to the Agreement. As a result, the Company will recognize revenue from the upfront payment on a straight-line basis over a six-year initial research term during which the Company will perform research services. As of September 30, 2013, the Company has deferred revenue of $9.5 million related to this Agreement.

Revenues recognized under the agreement with Shire for the three and nine months ended September 30, 2013 and September 30, 2012, were as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Revenue related to Shire Collaboration:
Amortization of upfront fee	$542	$542	$1,625	$1,444
Research services	3,968	2,675	11,340	4,747

Total	$4,510	$3,217	$12,965	$6,191

Related costs and expenses incurred under the Shire agreement were $3.5 million and $2.2 million during the three months ended September 30, 2013 and September 30, 2012, respectively and $10.3 million and $3.8 million during the nine months ended September 30, 2013 and September 30, 2012, respectively.

Agreement with Sigma-Aldrich Corporation in Laboratory Research Reagents, Transgenic Animal and Commercial Protein Production Cell-line Engineering

In July 2007, Sangamo entered into a license agreement (the Agreement) with Sigma-Aldrich Corporation (Sigma). Under the Agreement, Sangamo agreed to provide Sigma with access to our proprietary ZFP technology and the exclusive right to use the technology to develop and commercialize research reagent products and services in the research field, excluding certain agricultural research uses that Sangamo previously licensed to Dow AgroSciences LLC (DAS), a wholly-owned subsidiary of Dow Chemical Corporation. Under the Agreement, Sangamo and Sigma agreed to conduct a three-year research program to develop laboratory research reagents using Sangamo’s ZFP technology during which time Sangamo agreed to assist Sigma in connection with its efforts to market and sell services employing the Company’s ZFP technology in the research field. Sangamo has transferred the ZFP manufacturing technology to Sigma.

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

Revenues recognized under the agreement with Sigma for the three and nine months ended September 30, 2013 and September 30, 2012, were as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Revenue related to Sigma Collaboration:
Royalty revenues	$201	$428	$711	$1,035
License fee and milestone revenues	101	—	1,351	1,000

Total	$302	$428	$2,062	$2,035

Related costs and expenses incurred under the Sigma agreement were $0.1 million during both the three months ended September 30, 2013 and 2012. Related costs and expenses incurred under the Sigma agreement were $0.1 million and $0.3 million during the nine months ended September 30, 2013 and 2012, respectively.

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

Revenues under the agreement were $0.4 million during the three months ended September 30, 2012, and $1.3 million during the nine months ended September 30, 2012. Related costs and expenses incurred under the agreement were $0.1 million during the three months ended September 30, 2012, and $0.4 million during the nine months ended September 30, 2012. There were no such revenues or related expenses during the three and nine months ended September 30, 2013.

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

Revenues attributable to research and development performed under the CIRM grant agreement were $0.5 million and $0.3 million during the three months ended September 30, 2013 and 2012, respectively and $ 1.2 million and $0.9 million during the nine months ended September 30, 2013 and 2012, respectively. Related costs and expenses incurred under the CIRM agreement were $0.5 million and $0.3 million during the three months ended September 30, 2013 and 2012, respectively, and $1.4 million and $0.9 million during the nine months ended September 30, 2013 and 2012, respectively.

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

Revenues attributable to research and development performed under the CHDI collaboration agreement were $0.3 million and $1.1 million during the three and nine months ended September 30, 2012, respectively. Related costs and expenses incurred under the CHDI agreement were $0.3 million and $1.1 million during the three and nine months ended September 30, 2012, respectively. There were no revenues or related expenses during the three and nine months ended September 30, 2013.

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

Revenues attributable to research and development activities performed under the JDRF agreements were $0 for the three months ended September 30, 2012 and $0.8 million during the nine months ended September 30, 2012. There were no such revenues during the three and nine months ended September 30, 2013.

NOTE 5—INCOME TAXES

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

NOTE 6—STOCK-BASED COMPENSATION

The following table shows total stock-based compensation expense included in the condensed consolidated statement of operations for the three month and nine months ended September 30, 2013 and 2012 (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Costs and expenses:
Research and development	$732	$774	$2,140	$2,195
General and administrative	659	630	1,958	1,816

Total stock-based compensation expense	$1,391	$1,404	$4,098	$4,011

NOTE 7—STOCKHOLDERS’ EQUITY

On September 23, 2013, Sangamo completed an underwritten public offering of its common stock, in which the Company sold an aggregate of 7,015,000 shares of its common stock, including 915,000 issued to the Underwriters pursuant to a 30-day overallotment option, at a public offering price of $10.58 per share. The net proceeds to Sangamo from the sale of shares in this offering, after deducting underwriting discounts and commissions and other estimated offering expenses, were approximately $69.5 million.

NOTE 8—SUBSEQUENT EVENTS

Acquisition of Ceregene

On August 23, 2013, Sangamo and its wholly-owned subsidiary CG Acquisition Sub, Inc., a Delaware corporation (“Merger Sub”), entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Ceregene, Inc., (“Ceregene”) and a stockholders’ representative. Pursuant to the Merger Agreement, the Company acquired all outstanding shares of Ceregene, a privately held biotechnology company focused on the development of adeno-associated virus (“AAV”) gene therapies. The acquired assets include all of Ceregene’s therapeutic programs, including CERE-110, an AAV vector delivery system for the treatment of Alzheimer’s disease that is currently in a Phase 2 clinical trial, certain intellectual property rights relating to the manufacturing of AAV, and certain toxicology and safety data from Ceregene’s human clinical trials (the Acquisition). The Acquisition was closed on October 1, 2013 (the Closing Date).

On the Closing Date, Merger Sub merged with and into Ceregene, with Ceregene continuing as the surviving company and a wholly-owned subsidiaries of the Company. On the Closing Date, each share of Ceregene’s issued and outstanding capital stock held by its stockholders converted to the right to receive a portion of the merger consideration for the Acquisition, which consists initially of (i) 100,000 shares of Sangamo common stock with a market value of approximately $1.2 million on the Closing Date, and (ii) amount of cash and cash equivalent of Ceregene on the Closing Date less certain liabilities and expenses. In addition to such initial merger consideration, during the term of the Merger Agreement, the Company is required to make contingent earn-out payments (the “Earn-Out Payments”) to the stockholders of Ceregene as follows:

•	If the Company grants a third-party license to develop and commercialize Ceregene’s CERE-110 for the treatment of Alzheimer’s disease or CERE-120 for the treatment of Parkinson’s diseases or Huntington’s disease (the “Earn-Out Products”), the Company is required to pay a double digit percentage of any upfront and milestone payments the Company receives for such license, subject to certain reductions based on expenses incurred by the Company in the development of the Earn-Out Products; and

•	If the Company commercializes any Earn-Out Product itself, the Company is required to pay, for each Earn-Out Product, royalty-like earnout payments as a percentage of net sales that range in the low double digits depending upon the amount of net sales, subject to certain reductions by the Company.

Also on the Closing Date, the Company, Ceregene and certain of its stockholders entered into an indemnity escrow agreement, pursuant to which a portion of the purchase price was deposited in an escrow account for the benefit of the Company to satisfy indemnity obligations of the stockholders under the Merger Agreement. Due to the relatively short time from the Closing Date of the Acquisition to the completion of the accompanying unaudited interim consolidated financial statements, the accounting for the initial purchase price allocation as well as certain required supplemental disclosures with respect to the Acquisition have not been completed.

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

Overview

We are a clinical stage biopharmaceutical company focused on the research, development and commercialization of engineered DNA-binding proteins for the development of novel therapeutic strategies for unmet medical needs. Our current mission is to develop ZFP Therapeutics, or human therapeutics based on our proprietary ZFP technology, through early stage clinical testing, strategically partner with biopharmaceutical companies at points of value inflection and have the partner execute late-stage clinical trials and commercial development. In the long term, our goal is to integrate marketing and development operations and to capture the value of late-stage and commercial ZFP Therapeutic products for ourselves.

We, and our licensed partners, are the leaders in the research, development and commercialization of zinc finger DNA-binding proteins (ZFPs), a naturally occurring class of proteins. We have used our knowledge and expertise to develop a proprietary technology platform. ZFPs can be engineered to make ZFP nucleases (ZFNs), proteins that can be used to modify DNA sequences in a variety of ways and ZFP transcription factors (ZFP TFs), proteins that can be used to turn genes on or off. As ZFPs act at the DNA level, they have broad potential applications in several areas including human therapeutics, plant agriculture and research reagents, as well as production of transgenic animals and cell-line engineering.

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

We believe the potential commercial applications of ZFPs are broad-based and we have also licensed our ZFP platform in fields outside human therapeutics as follows to facilitate the sale or license of ZFNs and ZFP TFs:

•	We have a license agreement with the research reagent company Sigma-Aldrich Corporation (Sigma). Sigma has the exclusive rights to develop and market high value laboratory research reagents based upon our ZFP technology as well as ZFP-modified cell lines for commercial production of protein pharmaceuticals and ZFP-engineered transgenic animals. Sigma is marketing ZFN-derived gene editing tools under the trademark CompoZr®.

•	We have a license agreement with Dow AgroSciences, LLC (DAS), a wholly owned subsidiary of Dow Chemical Corporation. Under the agreement, we have provided DAS with access to our ZFP technology and the exclusive rights to use it to modify the genomes or alter protein expression of plant cells, plants, or plant cell cultures. DAS markets our ZFN technology under the trademark EXZACTTM Precision Technology. We have retained rights to use plants or plant-derived products to deliver ZFP TFs or ZFNs into human or animals for diagnostic, therapeutic, or prophylactic purposes

On October 1, 2013, we acquired Ceregene, Inc., (“Ceregene”) a privately held biotechnology company focused on the development of adeno-associated virus (“AAV”) gene therapies. The acquired assets include all of Ceregene’s therapeutic programs, including CERE-110, an AAV vector delivery system for the treatment of Alzheimer’s disease that is currently in a Phase 2 clinical trial, certain intellectual property rights relating to the manufacturing of AAV, and certain toxicology and safety data from Ceregene’s human clinical trials.

We have incurred net losses since inception and expect to incur losses in the future as we continue our research and development activities. To date, we have funded our operations primarily through the issuance of equity securities, payments from corporate collaborations and research grants.

For the three months ended September 30, 2013, we incurred a consolidated net loss of $6.1 million, or $0.11 per share, compared to a net loss of $5.8 million, or $0.11 per share, for the same period in 2012. As of September 30, 2013, we had cash, cash equivalents, marketable securities and interest receivable totaling $133.1 million compared to $76.3 million as of December 31, 2012. As of September 30, 2013, we had an accumulated deficit of $294.0 million.

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

Results of Operations

Three months and nine months ended September 30, 2013 and 2012

Revenues

	Three months ended September 30,				Nine months ended September 30,
	(in thousands, except percentage values)				(in thousands, except percentage values)
	2013	2012	Change	%	2013	2012	Change	%
Revenues:
Collaboration agreements	$4,825	$4,190	$635	15%	$15,065	$9,665	$5,400	56%
Research grants	882	717	165	23%	2,199	3,058	(859)	(28%)

Total revenues	$5,707	$4,907	$800	16%	$17,264	$12,723	$4,541	36%

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

Revenues from our corporate collaboration and strategic partnering agreements were $4.8 million for the three months ended September 30, 2013, compared to $4.2 million in the corresponding period in 2012. The $0.6 million increase in collaboration agreement revenues was primarily due to an increase of $1.3 million in research service revenues related to our collaboration and license agreement with Shire. The revenues from Shire include amortization of an upfront payment of $13.0 million and revenues from research services. These increases were partially offset by a $0.5 million decrease in revenues related to research services under the agreement with DAS and $0.2 million decrease in revenues related to other collaboration agreements. Research grant revenues were approximately $0.9 million for the three months ended September 30, 2013, compared to $0.7 million in the corresponding period in 2012.

Revenues from our corporate collaboration and strategic partnering agreements were $15.1 million for the nine months ended September 30, 2013, compared to $9.7 million in the corresponding period in 2012. The increase of $5.4 million in collaboration agreement revenues was primarily attributable to an increase in revenues of $6.8 million related to the agreement with Shire, partially offset by $1.3 million in lower revenues related to our agreement with DAS and $0.1 million decrease in revenues related to other collaboration agreements. Research grant revenues were $2.2 million for the nine months ended September 30, 2013, compared to $3.1 million in the corresponding period in 2012. The decrease of $0.9 million in research grant revenues was primarily due to the completion of our research grants with Juvenile Diabetes Research Foundation International and the CHDI Foundation in 2012.

Operating Expenses

	Three months ended September 30,				Nine months ended September 30,
	(in thousands, except percentage values)				(in thousands, except percentage values)
	2013	2012	Change	%	2013	2012	Change	%
Operating expenses:
Research and development	$8,703	$7,570	$1,133	15%	$26,201	$22,427	$3,774	17%
General and administrative	3,163	3,139	24	1%	9,595	9,125	470	5%

Total expenses	$11,866	$10,709	$1,157	11%	$35,796	$31,552	$4,244	13%

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

Research and development expenses were $8.7 million for the three months ended September 30, 2013, compared to $7.6 million in the corresponding period in 2012. The increase of $1.1 million in research and development expenses was primarily due to an increase of $1.0 million in external expenses, lab supplies and other costs related to our hemophilia, hemoglobinopathies and Huntington’s disease programs and $0.2 million in salaries and benefits, partially offset by a decrease of $0.1 million in clinical trial expenses.

Research and development expenses were $26.2 million for the nine months ended September 30, 2013, compared to $22.4 million in the corresponding period in 2012. The increase of $3.8 million in research and development expenses was primarily due to an increase of $4.2 million in external expenses, lab supplies and other costs related to our hemophilia, hemoglobinopathies and Huntington’s disease programs and $0.6 million in salaries and benefits, partially offset by a decrease of $1.0 million in clinical trial and manufacturing expenses, primarily attributable to our SB-728-T HIV/AID programs.

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

General and administrative expenses were $3.2 million for the three month period ended September 30, 2013 and $3.1 million for the corresponding period in 2012. The increase was primarily related to higher corporate legal fees of $0.1 million.

General and administrative expenses were $9.6 million for the nine month period ended September 30, 2013 and $9.1 million for the corresponding period in 2012. The increase was primarily related to higher patent related legal fees of $0.3 million, higher professional fees of $0.1 million and higher employee related costs of $0.2 million, partially offset by lower allocated expenses of $0.1 million.

Liquidity and Capital Resources

Liquidity

Since inception, we have incurred significant net losses and we have funded our operations primarily through the issuance of equity securities, payments from corporate collaborators and strategic partners and research grants.

As of September 30, 2013, we had cash, cash equivalents, marketable securities and interest receivable totaling $133.1 million compared to $76.3 million as of December 31, 2012 with the increase primarily attributable to the completion of an underwritten public offering of the Company’s common stock in September 2013, in which 7,015,000 shares of Sangamo common stock were sold at a public offering price of $10.58 per share. The net proceeds to the Company from the sale of shares in this offering, after deducting underwriting discounts and commissions and other estimated offering expenses, were approximately $69.5 million.

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

Under the terms of our agreement to acquire Ceregene, we issued 100,000 shares of our common stock, with a market value of approximately $1.2 million on the closing date of the acquisition, to the stockholders of Ceregene, and we also agreed to make certain contingent earn-out payments to the stockholders of Ceregene based upon revenues generated from license or sales transaction of certain existing products of Ceregene. We do not expect the acquisition, including the operation of the ongoing Phase 2 clinical trial of Ceregene product candidates, to have any significant impact on our operating expenses or cash balance in 2013.

Cash Flow

Net cash used in operating activities for the nine months ended September 30, 2013 and 2012 was $17.8 million and $8.3 million, respectively. Net cash used in operating activities for the nine months ended September 30, 2013 primarily reflected the net loss for the period, the decrease in deferred revenues related to our collaboration agreement with Shire and decrease in account payable and accrued liability, partially offset by stock-based compensation and other non-cash expenses included in net loss. Net cash used in operating activities for the nine months ended September 30, 2012 primarily reflects the net loss for the period, an increase in deferred revenues due to the $13.0 million upfront received from Shire under the collaboration and license agreement, a decrease in accounts payable and accrued liabilities and an decrease in accounts receivable, partially offset by stock-based compensation.

Net cash provided by investing activities for the nine months ended September 30, 2013 and 2012 was $0.1 million and $4.4 million, respectively. Cash flows from investing activities for both periods primarily related to purchases and maturities of investments.

Net cash provided by financing activities for the nine months ended September 30, 2013 and 2012 was $75.6 million and $1.0 million, respectively. The increase for the nine month period ended September 30, 2013 was primarily attributable to $69.5 million in net proceeds from the public offering of the Company’s common stock completed in September 2013, as well as proceeds from the issuance of common stock upon exercise of stock options. Net cash provided by financing activities for the nine month period ended September 30, 2012 was primarily attributable to proceeds from the issuance of common stock upon exercise of stock options.

Operating Capital and Capital Expenditure Requirements

We anticipate continuing to incur operating losses for at least the next several years. While our rate of cash usage may increase in the future, in particular to support our product development endeavors, we believe that the available cash resources as well as funds received from corporate collaborators, strategic partners and research grants will enable us to maintain our currently planned operations through 2014. Future capital requirements will be substantial and if our capital resources are insufficient to meet future capital requirements, we will need to raise additional capital to fund our operations, including ZFP Therapeutic development activities, through equity or debt financing. We regularly consider fund raising opportunities and may decide, from time to time, to raise capital based on various factors, including market conditions and our plans of operation. Additional capital may not be available on terms acceptable to us, or at all. If adequate funds are not available, or if the terms of potential funding sources are unfavorable, our business and our ability to develop our technology and our ZFP Therapeutic products would be harmed. Furthermore, any sales of additional equity securities may result in dilution to our stockholders, and any debt financing may include covenants that restrict our business.

Our future capital requirements will depend on many factors and are not limited to the following:

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

Our market risks at September 30, 2013 have not changed materially from those discussed in Item 7A of our Form 10-K for the year ended December 31, 2012 on file with the SEC.

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

The results in early phases of clinical testing are based upon limited numbers of patients and a limited follow-up period. Typically, our Phase 1 clinical trials for indications of safety enroll less than 25 patients. Our Phase 2 and late-stage clinical trials generally enroll a larger number of patients. Accordingly, any positive data obtained in early Phase 1 and Phase 2 trials may not be indicative of long-term efficacy in late-stage clinical trials. In September 2011, we announced preliminary data from our Phase 1 clinical program to develop SB-728-T for the treatment of HIV/AIDS. The data demonstrated a statistically significant relationship between SB-728-T and the reduction of HIV viral load. In January 2012, we initiated a Phase 2 clinical study (SB-728-902, Cohort 5) and a Phase 1/2 clinical study (SB-728-1101) for the treatment of HIV/AIDS. In May 2013, we presented preliminary data from these two ongoing clinical trials. Two of four evaluable subjects in Cohort 5 showed a decrease of greater than one log in their viral load during a sixteen week treatment interruption (TI) with one subject achieving a transiently undetectable viral load during the TI period. In subjects in which viral load decreased, a measureable anti-HIV immune response was also observed. Additional data were presented from the Company’s Phase 1 study (SB-728-902, Cohorts 1-3) that demonstrated a long-term decrease in the peripheral blood mononuclear cell (PBMC) HIV reservoir. In October 2013, we presented new data from our ongoing Phase 2 clinical trial (SB-728-902 Cohort 5) for treatment of HIV/AIDS, demonstrating functional control of the virus at or below the limit of detection in HIV-infected subjects treated with SB-728-T, as well as additional data demonstrating depletion of the HIV viral reservoir in SB-728-T treated subjects in cohorts 1-3 of the SB-728-902 study. We expect to present a full data set from these trials in the second half of 2013. However, there is no guarantee that these and other future studies of SB-728-T in later stage trials involving larger patient groups may produce positive or similar results as those obtained in earlier trials.

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

Our ZFP Therapeutics may fail to show the desired safety and efficacy in initial clinical trials. We have an ongoing Phase 2 trial and two Phase 1/2 studies of a ZFP Therapeutic for HIV/AIDS. However, the FDA will require additional clinical testing which involves significantly greater resources, commitments and expertise and so it is likely that we would need to enter into a collaborative relationship with a pharmaceutical company that could assume responsibility for late-stage development and commercialization. We have limited experience in conducting clinical trials and may not possess the necessary resources and expertise to complete such trials, and there is no guarantee that we will be able to enter into collaborative relationships with third parties that can provide us with the funding and expertise for such trials. In our collaborative agreement to develop ZFP Therapeutics with Shire AG (Shire), we are responsible for all activities through submission of IND Applications and European Clinical Trial Applications (CTA) and Shire is responsible for clinical development and commercialization of products arising from the alliance.

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

We may not be able to fully realize the expected benefits from the acquisition of Ceregene, Inc., and the operation of the new business of Ceregene, Inc. may subject us to additional risks.

On October 1, we closed the acquisition of Ceregene Inc. (“Ceregene”), including all of its therapeutic programs and related intellectual property and other assets. Although we expect to realize strategic, operational and financial benefits as a result of the acquisition, we cannot be certain whether, and to what extent, such benefits will be achieved in the future. In particular, the success of the acquisition will depend on our ability to efficiently and successfully integrate Ceregene’s business, including the prosecution of its CERE-110 Phase 2 clinical trial, and to apply Ceregene’s technology for a delivery vector based on adeno-associated virus (AAV) to advance our ZFP Therapeutics. There is no guarantee that any existing and future clinical trials of Ceregene’s product candidates, including CERE-110, will produce positive results, and failure to so may adversely affect our ability to validate the AAV delivery technology and apply such technology to our ZFP products as well as negatively impact our stock price. In April 2013, Ceregene reported that its top line data for the CERE-120 Phase 2b clinical trial for Parkinson’s disease did not demonstrate statistically significant efficacy in the primary endpoint. In addition, even if we obtain positive data from such clinical trials, there is no guarantee that the AAV delivery technology can be applied to our ZFP Therapeutics safely and effectively.

The acquisition of Ceregene also subjects us to additional operational and financial risks, including the following:

•	additional costs that we may need to incur in order to conduct and complete Ceregene’s therapeutic programs, including the CERE-110 Phase 2 clinical trial, and to comply with new regulatory requirements;

•	difficulties acquiring and developing the necessary expertise to continue the development of AAV technologies and other acquired assets of Ceregene;

•	difficulties in coordinating research and development activities;

•	uncertainties in the business relationships with our collaborators and suppliers due to the acquisition;

•	difficulties in integrating Ceregene’s accounting systems and procedures, including internal control over financial reporting as required by Sarbanes-Oxley Act; and

•	lack of previous experiences in conducting Phase 2 trials of a gene therapy based on AAV vector delivery system.

In addition, the market price of our common stock may decline as a result of the merger if the integration of Ceregene is unsuccessful, takes longer than expected or fails to achieve the expected benefits to the extent anticipated by financial analysts or investors, or the effect of the acquisition on our financial results is otherwise not consistent with the expectations of financial analysts or investors.

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

Genetically modified products are currently subject to public debate and heightened regulatory scrutiny, either of which could prevent or delay production of agricultural products. We have a research license and commercial option agreement with Dow AgroSciences (DAS) through which we provide DAS with access to our proprietary ZFP technology and the exclusive right to use our ZFP technology to modify the genomes or alter the nucleic acid or protein expression of plant cells, plants, or plant cell cultures. The field-testing, production and marketing of genetically modified plants and plant products are subject to federal, state, local and foreign governmental regulation. Regulatory agencies administering existing or future regulations or legislation may not allow production and marketing of our genetically modified products in a timely manner or under technically or commercially feasible conditions. In addition, regulatory action or private litigation could result in expenses, delays or other impediments to our product development programs or the commercialization of resulting products.

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

We have generated operating losses since we began operations in 1995. Our net losses for the years ended December 31, 2012, 2011 and 2010 were $22.3 million, $35.8 million and $24.9 million, respectively. The extent of our future losses and the timing of profitability are uncertain, and we expect to incur losses for the foreseeable future. We have been engaged in developing our ZFP technology since inception, which has and will continue to require significant research and development expenditures. To date, we have generated our funding from issuance of equity securities, revenues derived from strategic partnering agreements, other collaborations in non-therapeutic applications of our technology, federal government research grants and grants awarded by research foundations. As of September 30, 2013, we had an accumulated deficit of $294.0 million. From 2005 to date, we have generated an aggregate of approximately $226.7 million in net proceeds from the sale of our equity securities. We expect to continue to incur additional operating losses for the next several years as we continue to expand and extend our research and development activities into human therapeutic product development. If the time required to generate significant product revenues and achieve profitability is longer than we currently anticipate or if we are unable to generate liquidity through equity financing or other sources of funding, we may be forced to curtail or suspend our operations.

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

During the three months ended September 30, 2013, the closing price our common stock price, as reported by the NASDAQ Global Select Market, ranged from a low of $7.92 to high of $11.28. During the fiscal year ended December 31, 2012, our common stock price fluctuated, ranging from a low of $2.95 to a high of $6.49. Volatility in our common stock could cause stockholders to incur substantial losses. An active public market for our common stock may not be sustained, and the market price of our common stock may continue to be highly volatile. The market price of our common stock has fluctuated significantly in response to various factors, some of which are beyond our control, including but not limited to the following:

•	announcements by us or collaborators providing updates on the progress or development status of ZFP Therapeutics;

•	data from clinical trials;

•	initiation or termination of clinical trials;

•	changes in market valuations of similar companies;

•	overall market and economic conditions including the equity markets for emerging biotechnology companies;

•	deviations in our results of operations from the guidance given by us or changes in recommendation, estimate or coverage by securities analysts;

•	announcements by us or our competitors of new or enhanced products, technologies or services or significant contracts, mergers or acquisitions, strategic relationships, joint ventures or capital commitments;

•	regulatory developments;

•	additions or departures of key personnel;

•	future sales of our common stock or other securities by us, management, employees or directors, liquidation of institutional funds that comprised large holdings of our stock; and

•	changes in our cash balances.

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

If securities and/or industry analysts fail to continue publishing research about our business, if they change their recommendations adversely or if our results of operations do not meet their expectations, our stock price and trading volume could decline.

The trading market for our common stock will be influenced by the research and reports that industry or securities analysts publish about us or our business. If one or more of these analysts cease coverage of our company or fail to publish reports on us regularly, we could lose visibility in the financial markets, which in turn could cause our stock price or trading volume to decline. In addition, it is likely that in some future period our operating results will be below the expectations of securities analysts or investors. If one or more of the analysts who cover us downgrade our stock, or if our results of operations do not meet their expectations, our stock price could decline.

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

Similarly, our authorized but unissued common stock is available for future issuance without stockholder approval.

In addition, our bylaws:

•	state that stockholders may not act by written consent but only at a stockholders’ meeting;

•	establish advance notice requirements for nominations for election to the board of directors or proposing matters that can be acted upon at stockholders’ meetings; and

•	prohibit stockholders from calling a special meeting of stockholders.

ITEM 6.	EXHIBITS

(a) Exhibits:

2.1†	Agreement and Plan of Merger, dated August 26, 2013, by and among the Company, CG Acquisition Sub, Inc., and Ceregene, Inc. and the Stockholders’ Representative (incorporated by reference to Exhibit 2.1 to Current Report on Form 8-K filed on October 7, 2013)

10.1	Second Amendment to Triple Net Laboratory Lease, between the Company and Point Richmond R&D Associates II, LLC, dated March 15, 2007

10.2	Third Amendment to Triple Net Laboratory Lease, between the Company and Point Richmond R&D Associates II, LLC, dated August 1, 2013

31.1	Rule 13a — 14(a) Certification by President and Chief Executive Officer

31.2	Rule 13a — 14(a) Certification by Principal Financial and Accounting Officer

32.1	Certification Pursuant to 18 U.S.C. Section 1350

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

†	Confidential treatment has been requested for certain information contained in this document. Such information has been omitted and filed separately with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 4, 2013

SANGAMO BIOSCIENCES, INC.

/S/ H. WARD WOLFF
H. Ward Wolff
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)