Form 10-K
period 2013-12-31
SANGAMO BIOSCIENCES INC
filed 2014-02-24
CIK 1001233

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

None

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $0.01 par value per share	NASDAQ Global Select Market

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant based upon the closing sale price of the common stock on June 30, 2013 (the last business day of the registrant’s most recently completed second fiscal quarter), as reported on the NASDAQ Global Select Market was $405,023,312. For purposes of this calculation, directors and executive officers of the registrant have been deemed affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at February 1, 2014
Common Stock, $0.01 par value per share	62,736,879 shares

DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts Into Which Incorporated
Proxy Statement for the 2014	Part III
Annual Meeting of Stockholders

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Some statements contained in this report are forward-looking with respect to our operations, research, development and commercialization activities, clinical trials, operating results and financial condition. These statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements. Forward-looking statements include, but are not limited to, statements about:

•	our strategy;

•	product development and commercialization of our products;

•	clinical trials;

•	partnering, acquisition and other strategic transactions;

•	revenues from existing and new collaborations;

•	our research and development and other expenses;

•	sufficiency of our cash resources;

•	our operational and legal risks; and

•	our plans, objectives, expectations and intentions and any other statements that are not historical facts.

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

PART I

ITEM 1 – BUSINESS

Overview

We are a clinical stage biopharmaceutical company focused on the research, development and commercialization of engineered DNA-binding proteins for the development of novel therapeutic strategies for unmet medical needs. Our current mission is to develop ZFP Therapeutics®, or human therapeutics based on our proprietary ZFP technology, through early stage clinical testing, strategically partner with biopharmaceutical companies at points of value inflection and have the partner execute late-stage clinical trials and commercial development. In the long-term, our goal is to integrate marketing and development operations and to capture the value of late-stage and commercial ZFP Therapeutic products for ourselves.

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

The main focus for our company is the development of novel human therapeutics and we are building a pipeline of ZFP Therapeutics. Our lead ZFP Therapeutic, SB-728-T, a ZFN-modified autologous T-cell product for the treatment of HIV/AIDS, is the first therapeutic application of our ZFN technology and is being evaluated in ongoing clinical trials, a Phase 2 study (SB-728-902, Cohort 5) and a Phase 1/2 study (SB-728-1101) in HIV-infected subjects. We expect to present data from this program at appropriate scientific and medical meetings in 2014.

On January 8, 2014, we established a collaborative partnership with Biogen Idec Inc. (Biogen) to research, develop and commercialize our preclinical ZFP Therapeutic development program, in hemoglobinopathies, and targeting sickle cell disease (SCD) and beta-thalassemia. We also have a collaborative partnership with Shire International GmbH, formerly Shire AG, (Shire) to research, develop and commercialize certain of our preclinical ZFP Therapeutic development programs, including programs in hemophilia, Huntington’s disease (HD) and other monogenic diseases. We have proprietary preclinical programs in several lysosomal storage disorders (LSDs). In addition, we have research stage programs in other monogenic diseases, including certain immunodeficiencies, as well as central nervous system (CNS) disorders and cancer immunotherapy.

We believe the potential commercial applications of ZFPs are broad-based and we have entered into strategic partnerships in fields outside human therapeutics to facilitate the sale or licensing of our ZFP platform as follows:

•	We have a license agreement with the research reagent company Sigma-Aldrich Corporation (Sigma). Sigma has the exclusive rights to develop and market high value laboratory research reagents based upon our ZFP technology as well as ZFP-modified cell lines for commercial production of protein pharmaceuticals and ZFP-engineered transgenic animals. Sigma is marketing ZFN-derived gene editing tools under the trademark CompoZr ®.

•	We have a license agreement with Dow AgroSciences, LLC (DAS), a wholly owned subsidiary of Dow Chemical Corporation. Under the agreement, we have provided DAS with access to our ZFP technology and the exclusive rights to use it to modify the genomes or alter protein expression of plant cells, plants, or plant cell cultures. DAS markets our ZFN technology under the trademark EXZACTTM Precision Technology. We have retained rights to use plants or plant-derived products to deliver ZFP TFs or ZFNs into human or animals for diagnostic, therapeutic or prophylactic purposes.

On October 1, 2013, we acquired Ceregene, Inc. (Ceregene), a privately held biotechnology company focused on the development of adeno-associated virus (AAV) gene therapies. The acquired assets include all of Ceregene’s therapeutic programs, including CERE-110, an AAV expressing nerve growth factor (NGF) for the treatment of Alzheimer’s disease (AD) that is currently in a Phase 2 clinical trial, certain intellectual property rights relating to the manufacturing of AAV, certain toxicology data and safety and efficacy data from Ceregene’s human clinical trials. We believe that these additional assets provide valuable reference materials for us in the preparation and filing of Investigative New Drug (IND) applications for our in vivo ZFP Therapeutics, particularly those that target the brain.

We have a substantial intellectual property position in the design, selection, composition and use of engineered ZFPs to support our commercial activities. As of February 7, 2014, we either owned outright or have exclusively licensed the commercial rights to approximately 462 patents issued in the United States and foreign national jurisdictions, and we have 536 patent applications owned and licensed pending worldwide, including patents acquired from Ceregene. We continue to license and file new patent applications that strengthen our core and accessory patent portfolio. We believe that our intellectual property position is a critical element in our ability to research, develop and commercialize products and services based on ZFP technology across our chosen applications.

DNA, Genes, and Proteins

DNA is present in all cells except mature red blood cells, and encodes the inherited characteristics of all living organisms. A cell’s DNA is organized in chromosomes as thousands of individual units called genes. Genes encode proteins, which are assembled through the process of transcription—whereby DNA is transcribed into ribonucleic acid (RNA)—and, subsequently, translation—whereby RNA is translated into protein (Figure 1). Proteins are involved in virtually all cell functions. DNA, RNA and proteins comprise many of the targets for pharmaceutical drug discovery and therapeutic intervention.

Figure 1:

Schematic of the relationship between the human genome, DNA, RNA and protein

The human body is composed of specialized cells that perform different functions and are thus organized into tissues and organs. All somatic cells in an individual’s body contain the same set of genes. However, only a fraction of these genes are turned on, or expressed, in an individual human cell at any given time. Genes are regulated (i.e. turned on or turned off) in response to a wide variety of stimuli and developmental signals. Distinct sets of genes are expressed in different cell types. It is this pattern of gene expression that determines the structure, biological function and health of all cells, tissues and organisms. The aberrant expression of certain genes can lead to disease. Similarly, a mistake in the DNA sequence of a gene can result in corresponding error in the protein encoded by the gene, which may have serious consequences for the cell and its function. A number of disorders have been identified that are caused by the inheritance of a single defective gene. These so-called monogenic diseases include hemophilia, HD, SCD and LSDs.

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

Our engineered ZFPs can be attached to a cleavage domain of a restriction endonuclease, an enzyme that cuts DNA, creating a zinc finger nuclease or ZFN. The ZFN is able to recognize its intended gene target through its engineered ZFP DNA-binding domain. When a pair of such ZFNs is bound to the DNA in the correct orientation and spacing, the DNA sequence is cut between the ZFP binding sites. DNA binding by both ZFNs is necessary for cleavage, and both domains of the restriction endonuclease must be present in the correct orientation to interact with each other, in order to mediate DNA cleavage. This break in the DNA triggers a natural process of DNA repair in the cell. The repair process can be harnessed to achieve one of several outcomes that may be therapeutically useful (Figure 3). If cells are simply treated with ZFNs alone the repair process joins the two ends of the broken DNA together and frequently results in the loss of a small amount of genetic material at the site of the break. This disrupts the original DNA sequence and can result in the generation of a shortened or non-functional protein, effectively “knocking out” the protein. We believe that ZFN-mediated gene modification may be used to disrupt a gene that is involved in disease pathology such as disruption, or knock out, of the CCR5 gene to treat HIV infection. We are also using ZFN-mediated gene disruption of the BCL11A gene in HSCs as a potentially curative treatment for SCD and beta-thalassemia in our collaboration with Biogen.

In contrast, if cells are treated with ZFNs in the presence of an additional DNA sequence that encodes the correct gene sequence (referred to as a “donor” DNA), the cell can use the donor as a template to correct the cell’s gene as it repairs the break resulting in ZFN-mediated gene correction. ZFN-mediated gene correction enables a corrected gene to be expressed in its natural chromosomal context and may provide a novel approach for the precise repair of DNA sequence mutations responsible for monogenic diseases such as X-linked severe combined immunodeficiency (X-linked SCID). In addition, by making the donor sequence a gene-sized segment of DNA, a new copy of a gene can also be precisely added into the genome at a specific location. The ability to place a gene-sized segment of DNA specifically into a pre-determined location in the genome broadens the range of mutations of a gene that can be corrected in a single step and eliminates the insertional mutagenesis concerns associated with traditional gene replacement approaches, in which the insertion of a new corrective copy of the gene typically occurs at random locations in the genome. Our In Vivo Protein Replacement Platform (IVPRP), in which our ZFN technology is used to insert a gene encoding a therapeutic protein into a safe harbor site such as the Albumin gene, is an approach that we are investigating for the potential long-term treatment of hemophilia and LSDs.

We can also create ZFP TFs which are capable of controlling or regulating the expression of a target gene in the desired manner (Figure 3). For instance, attaching an activation domain to a ZFP will cause a target gene to be “turned on.” Alternatively, a repression domain causes the gene to be “turned off.” We have a preclinical ZFP Therapeutic program for HD in which we are evaluating a ZFP TF designed to differentially down regulate the mutated disease-causing Huntingtin (HTT) gene, while leaving expression of the normal gene unchanged.

Figure 3:

ZFP Therapeutics can be designed to accomplish a range of functions in gene editing and gene regulation.

To date, we have designed, engineered and assembled several thousand ZFPs and have tested many of these proteins for their affinity, or tightness of binding, to their DNA target, as well as their specificity, or preference for their intended DNA target. We have developed methods for the design, selection and assembly of ZFPs capable of binding to a wide spectrum of DNA sequences and genes. We have linked ZFPs to numerous functional domains to create gene-specific ZFP TFs and have demonstrated the ability of these ZFP TFs to regulate hundreds of genes in dozens of different cell types and in whole organisms, including mice, rats, rabbits, pigs, fruit flies, worms, zebrafish and yeast, and in plant species including canola and maize. We and our collaborators have published data in peer-reviewed scientific journals on the transcriptional function of ZFP TFs, successful and highly-specific gene modification using ZFNs and the resulting changes in the behavior of the target cell, tissue or organism. ZFNs are currently being used to generate transgenic animals and cell lines that have specific genetic modifications that make them useful models of human disease. These high value biologic tools are being used by academics, and biotechnology and pharmaceutical companies for medical research and drug development. We have ongoing clinical trials to evaluate the safety and efficacy of ZFNs in humans.

We have several strategies for the application of our ZFP Therapeutics depending on the disease or indication. We can deliver these therapeutic proteins ex vivo (outside the body) to isolated cells of the blood, such as T-cells, in the case of our clinical HIV program, and HSCs for our preclinical programs in HIV and monogenic blood diseases such as SCD and beta-thalassemia. We are also developing ZFP Therapeutics in which we deliver our therapeutic proteins in vivo, either systemically (directly into the blood stream) as in our hemophilia and LSD programs, or directly into a specific tissue such as the brain as in our HD program.

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

We believe that our ZFP technology provides a unique and proprietary basis for a broad new class of drugs that have differential competitive advantages over small-molecule drugs, protein pharmaceuticals and RNA-based and conventional gene therapy approaches, enabling us to pursue the development of therapies for a broad range of unmet medical needs.

For example, ZFP Therapeutics can:

•	Provide novel activities such as gene modification and regulation of gene expression to address drug targets. Engineered ZFNs enable the disruption, correction or targeted addition of a gene sequence and ZFP TFs enable not only repression of the expression of a therapeutically relevant gene but also its activation in a cell. This gives our technology a degree of flexibility not seen in other drug platforms. Our ZFN gene editing technology, which requires only brief cellular expression of ZFNs, allows the permanent correction of a mutation in a defective gene in a highly specific fashion. This provides a novel therapeutic and potentially life-long clinical benefit in the treatment of monogenic diseases, such as hemophilia and SCD. In contrast, direct modification of genes cannot be achieved using antisense RNA, or siRNA, which act by interfering with the expression of cellular RNA, or conventional small molecules, antibodies, or other protein pharmaceuticals that primarily act to “block” or antagonize the action of a protein.

•	Provide therapeutic solutions for targets that cannot be effectively addressed by existing drug modalities. ZFNs and ZFP TFs act through a mechanism that is unique among biological drugs: direct modification or regulation of the disease-related or therapeutic gene as opposed to the RNA or protein target encoded by that gene. Following the genomics revolution of the 1990s, the sequencing and publication of the human genome, pharmaceutical and biotechnology companies have validated and characterized many new drug targets. Many of these targets have a direct role in disease processes but cannot be bound or modulated for therapeutic purposes by small molecules. Alternative therapeutic approaches may be required to modulate the biological activity of these so-called “non-druggable” targets. This may create a significant clinical and commercial opportunity for the therapeutic modification or regulation of disease-associated genes using engineered ZFNs or ZFP TFs. Thus, a target which may be intractable to treatment using a small molecule or monoclonal antibody can be modified, turned on or turned off at the DNA level using ZFP technology.

•	Provide high specificity and selectivity for targets. ZFP Therapeutics can be designed to act with high specificity and we have published such data (Proc. Natl. Acad. Sci (2003) vol:100, 11997-12002; J Neurosci. (2010) 30(49):16469-74; Nat Biotechnol. (2008) 26(7):808-16 and Nature (2011)478(7369):391-4). In addition, as there are only two copies of each gene, there are generally only two targets per cell for a ZFP Therapeutic, which means that ZFNs and ZFP TFs need to be available in the cell in very low concentrations. In contrast, drugs that act on protein and RNA targets that are naturally present in higher cellular concentrations need to be administered in higher concentrations. Many small molecule and RNA-based approaches either affect multiple targets demonstrating so-called “off-target effects” or are toxic in the concentrations required to be therapeutically effective.

THERAPEUTIC PRODUCT DEVELOPMENT

ZFP Therapeutic Product Development Programs

Figure 4:

Sangamo’s Therapeutic Pipeline

Clinical Stage Programs

Product Candidate	Targeted Indication	Stage of Development	Protocol	Milestones

SB-728-T	HIV/AIDS	Phase 2	SB-728-902, Cohort 5 (CCR5 delta-32 heterozygotes)	Trial initiated in January 2012. Enrollment completed, in long-term follow-up. Data presented in 2013.

		Phase 1/2	SB-728-1101	Trial initiated in January 2012. Data presented in 2013. Six additional subjects to be enrolled at higher Cytoxan doses, further 12 subjects will be enrolled at optimum Cytoxan dose. Data expected in 2014.

		Phase 1	SB-728-902, Cohorts 1-3	Enrollment completed, in long-term follow-up.

		Phase 1	SB-728-T*	Enrollment completed, in long-term follow-up.

CERE-110 (AAV-NGF)	Alzheimer’s disease	Phase 2		Direct delivery to the brain of AAV expressing NGF. All subjects treated, in two year follow-up. Data expected in 2015.

Table 1: Summary of our ongoing clinical trials.

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

As HIV reproduces, variants of the virus emerge, including some that are resistant to antiretroviral drugs. Therefore, doctors recommend that people infected with HIV take a combination of antiretroviral drugs known as highly active antiretroviral therapy, or ART. This strategy typically combines drugs from at least three different classes of antiretroviral drugs. Currently available drugs do not cure HIV infection or AIDS. They can suppress the virus, even to undetectable levels, but they cannot eliminate HIV from the body. Hence, people with HIV need to take antiretroviral drugs continuously. The drugs are expensive and can have significant side effects over time. There is no therapeutic approach available which protects CD4+ T-cells, reduces viral load and does not require daily dosing.

Sangamo’s Therapeutic Approach

Our therapeutic approach aims to use our ZFN-mediated gene editing technology to replicate a naturally occurring human mutation which renders individuals largely resistant to infection with the most common strain of HIV. CCR5 is a co-receptor for HIV entry into T-cells and if CCR5 is not expressed on their surface HIV infects them with lower efficiency. A population of individuals that is immune to HIV infection, despite multiple exposures to the virus, has been identified and extensively studied. The majority of these individuals have a natural mutation, CCR5 delta-32, resulting in the expression of a shortened, or truncated, and non-functional CCR5 protein. This mutation appears to have no observable deleterious effect. Individuals who carry the CCR5 delta-32 mutation on only one of their two CCR5 gene copies (heterozygotes), tend to take longer to develop AIDS and are classified as so-called “long-term non-progressors.” In addition, a study published in Blood in December 2010 reported an effective cure when an AIDS patient with leukemia received a bone marrow transplant from a “matched” donor with this CCR5 delta-32 mutation. This approach transferred the HSCs residing in the bone marrow from the delta-32 donor, and provided a self-renewable and potentially lifelong source of HIV-resistant immune cells. After transplantation, the AIDS patient was able to discontinue all anti-HIV drug treatments, CD4 counts increased and viral load dropped to an undetectable level, demonstrating effective transplantation of protection from HIV infection.

We are using our ZFN-mediated gene disruption technology to disrupt the CCR5 gene in cells of a patient’s immune system to make these cells permanently resistant to HIV infection. The aim is to provide a population of HIV-resistant cells that can fight HIV and opportunistic infections mimicking the situation in individuals that carry the natural mutation. In December 2008, in collaboration with scientists at the University of Pennsylvania, an IND was filed for a Phase 1 trial of our CCR5 ZFP Therapeutic, SB-728-T. This single-dose, investigator-sponsored trial began enrolling subjects in February 2009, at the University of Pennsylvania. In September 2009,

we filed an IND application and initiated a dose-escalation Phase 1 clinical trial (SB-728-902) of SB-728-T. Both Phase 1 studies were in HIV-infected individuals who were on ART. The studies were designed primarily to evaluate the safety and tolerability of this ZFP Therapeutic approach; however, subjects’ CD4 T-cell counts, levels of CCR5-modified T-cells and viral burden were also monitored. Preliminary data from both trials were presented in the first quarter of 2011 and demonstrated that the approach was well-tolerated in these subjects. In addition, we observed durable engraftment and persistence of SB-728-T, the ability of these cells to traffic to the gut mucosa and improvements in the overall CD4 T-cell count and the CD4:CD8 ratio in multiple subjects. Data from the study carried out at the University of Pennsylvania demonstrated that the treatment was well tolerated and that ZFN-modified cells show long-term engraftment and have a survival advantage over non-modified cells during an ART treatment interruption (TI).

In January 2012, we announced the initiation of two new studies (SB-728-1101 and SB-728-902, Cohort 5), based on data from our Phase 1 trials that demonstrated a correlation between the estimated numbers of circulating engrafted cells in which both copies of the CCR5 gene were modified (biallelic modification) and the reduction in viral load in treated subjects that underwent a TI. Using different approaches, both studies aim to increase the engraftment of cells that have undergone biallelic modification in SB-728-T-treated subjects and to evaluate the effect of increasing the numbers of these cells on the immune system and on viral load during a TI. Ten CCR5 delta-32 heterozygote subjects have been accrued and treated on the SB-728-902, Cohort 5 study and twelve subjects have been accrued and treated on the SB-728-1101 study, a trial which evaluated the effect of increasing doses of Cytoxan conditioning prior to SB-728-T administration on engraftment of cells that have undergone biallelic ZFN modification. Data presented at scientific meetings in 2013 further supported a correlation between the estimated numbers of engrafted biallelically modified cells and the reduction in viral load with one subject in the SB-728-902 study demonstrating a prolonged control of viral load at or below the limits of detection during TI. An additional six subjects are being enrolled into SB-728-1101 for evaluation of the effect of higher doses of Cytoxan and a further twelve subjects will be treated at the optimum Cytoxan dose. We expect to present data from the SB-728-1101 study in 2014.

We also have a preclinical stage program to investigate this approach to treating HIV in HSCs. Together with our collaborators at City of Hope Medical Center and the University of Southern California, we have funding for this program from a four-year $14.5 million Disease Team Research Award granted by the California Institute for Regenerative Medicine (CIRM), a State of California entity, in October 2009. We have received $5.2 million in funding through December 31, 2013, which is our total prescribed amount under the agreement. In 2014, we expect to file an IND application based on this work.

Clinical Development Programs Acquired from Ceregene

CERE-110 (AAV-NGF), a gene therapy approach designed to deliver NGF directly to the brain using an AAV vector for the treatment of AD, was developed by Ceregene. The program and ongoing Phase 2 clinical trial were assets that we acquired from Ceregene in October 2013. In November 2013, we released preliminary data from a Phase 1 dose escalation study of CERE-110 demonstrating that surgical delivery of CERE-110 to the brain results in the long-term expression of bioactive NGF, the therapeutic protein. Clinicians also observed apparent stabilization of brain cell metabolic activity in treated subjects, as determined by PET-scans measuring glucose use, which may reflect a slowing of cell deterioration. The treatment was well-tolerated at all dose levels. The Phase 2 clinical trial is fully accrued and is being carried out in collaboration with the Alzheimer’s Disease Cooperative Study (ADCS) based at the University of California San Diego (UCSD) and funded by a grant from the National Institute on Aging (NIA). Forty-nine (49) patients with mild to moderate AD have been treated with a single administration of CERE-110 at ten clinical sites throughout the U.S. Approximately half of the patients received CERE-110 while the other half received an appropriate sham surgery control treatment. Patients are being followed for a minimum of two years with respect to safety, brain imaging as well as standard tests used in Alzheimer’s clinical trials to measure cognitive function and quality of life. Enrollment was completed in March 2013 and we expect to present data in 2015.

ZFP Therapeutic Pre-Clinical Stage Programs

Programs Partnered with Shire

Hemophilia

Hemophilia, a rare bleeding disorder in which the blood does not clot normally, is an example of a monogenic disease (a disease that is caused by a genetic defect in a single gene). There are several types of hemophilia caused by mutations in genes that encode factors which help the blood clot and stop bleeding when blood vessels are injured. Individuals with hemophilia experience bleeding episodes after injuries and spontaneous bleeding episodes that often leads to joint disease such as arthritis. The most prevalent form of the disease, hemophilia A, is caused by a defect in clotting Factor VIII, while defects in clotting Factor IX lead to hemophilia B. The most severe forms of hemophilia affect males. According to the National Hemophilia Foundation, hemophilia A occurs in about one in every 5,000 male births in the US with approximately 25,000 males currently affected in the US, and hemophilia B in about 1 in every 25,000 male births with approximately 5,000 males currently affected. The standard treatment for individuals with hemophilia is replacement of the defective clotting factor with regular infusion of recombinant clotting factors or plasma concentrates. These therapies are expensive, carry the risk of transmission of blood-borne diseases such as hepatitis and other viral infections and sometimes stimulate the body to produce antibodies against the factors that inhibit the benefits of treatment. In these situations, other clotting factors such as Factor VII and X may be used to treat patients.

In collaboration with Shire, we are working on four gene targets, clotting factors VII, VIII, IX and X to develop ZFP Therapeutics to treat hemophilia. Using our ZFN technology we are pursuing two approaches in the development of these therapeutics: correction of the disease-causing mutation in the endogenous copy of the Factor VIII or IX gene and addition of a new correct copy of the Factor VIII or IX gene into a safe-harbor site, the Albumin gene or locus, using our In Vivo Protein Replacement Platform (IVPRP). We have published data demonstrating functional correction of the human factor IX gene in the liver by direct intravenous delivery of ZFNs in a mouse model of the disease. We have ongoing preclinical studies to develop therapies for hemophilia A and B which will provide a permanent correction that would reduce or eliminate the need for infusions of clotting factor products. Our goal is to submit IND applications for these ZFP Therapeutics in 2014.

Huntington’s disease

Huntington’s disease (HD) is an inherited, progressive neurologic disease for which there is no treatment or cure. The disease is caused by a particular type of mutation in a single gene, the HTT gene. Most patients inherit one normal and one defective or mutant copy of the HTT gene, which is enough to cause HD. The mutation is characterized by expansion of a repeated stretch of DNA sequence within the gene called a “CAG repeat.” A normal copy of the HTT gene usually has 10 to 29 of these CAG repeats but a defective copy has many more—generally greater than 39 repeats. While the protein produced by the normal copy of the gene appears to be essential for development (mice lacking the gene do not survive to birth), the product of the mutated gene is damaging to nerve cells. Symptoms, which include deterioration of muscle control, cognition and memory, usually develop between 35 and 44 years of age. It is known that the greater the number of CAG repeats, the earlier the onset. HD is usually fatal within 10 to 20 years after the onset of symptoms. The disease has a high prevalence for an inherited disorder, affecting approximately 30,000 people (one in 10,000) in the US. An additional 150,000 people in the U.S. carry a 50% risk of developing the disease.

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

Programs Partnered with Biogen

Hemoglobinopathies: Sickle cell disease and Beta-thalassemia

Mutations in the genes encoding globin, the oxygen carrying protein of red blood cells, lead to hemoglobinopathies such as sickle cell disease (SCD) and beta-thalassemia. The mutation that gives rise to SCD causes the red blood cells to form an abnormal sickle or crescent shape. The cells are fragile and deliver less oxygen to the body’s tissues. They can also get stuck more easily in small blood vessels and break into pieces that can interrupt healthy blood flow which further decrease the amount of oxygen flowing to body tissues. Almost all patients with SCD have painful episodes (called crises), which can last from hours to days. Current standard of care is to manage and control symptoms, and to limit the number of crises. Treatments include blood transfusions, iron-chelation therapy and administration of hydroxyurea, pain medications and antibiotics. As of 2011, the CDC estimates that there are 90,000 to 100,000 Americans living with SCD which occurs in approximately 1 out of every 500 African-American births and 1 out of every 36,000 Hispanic-American births.

There are several forms of beta-thalassemia. Broadly, the disorder results in excessive destruction of red blood cells leading to life-threatening anemia, enlarged spleen, liver and heart, and bone abnormalities. Beta-thalassemia major is a severe form of thalassemia that requires regular, often monthly, blood transfusions and subsequent iron-chelation therapy to treat iron overload. The CDC estimates that 1,000 people have beta-thalassemia major in the United States, and an unknown number carry the genetic trait and can pass it on to their children. Thalassemia is most common among people of Mediterranean descent and is also found among people from the Arabian Peninsula, Iran, Africa, Southeast Asia and Southern China.

We are developing ZFP Therapeutics for both SCD and beta-thalassemia based on the use of our ZFN gene editing technology in a patient’s own (autologous) bone marrow stem cells. Our ZFN genome editing technology enables multiple approaches to the correction of SCD and beta-thalassemia. Both diseases manifest in the months after birth, when patients switch from producing functional fetal gamma-globin to a mutant form of adult beta-globin, which results in their condition. Naturally occurring increased levels of therapeutic fetal hemoglobin have been shown to reduce the severity of both SCD and beta-thalassemia disorders. In HSCs, our genome editing technology can be used to precisely disrupt key transcriptional regulators, such as BCL11A, to reverse the switch from expression of the mutant adult beta-globin back to the production of functional fetal gamma-globin. Alternatively, the technology can be used to precisely insert a new corrected beta-globin gene to replace the defective copy.

A bone marrow transplant (BMT), of HSCs from a “matched” related donor (allogeneic BMT) is curative for both diseases. However, this therapy is limited due to the scarcity of matched donors and the significant risk of Graft versus Host Disease (GvHD) after transplantation of the foreign cells. By performing genome editing in HSCs that are isolated from and subsequently returned to the same patient (i.e. an autologous HSC transplant), our approach eliminates both the need for a matched donor and the risk of acute and chronic GvHD. The ultimate goal of this approach is to develop a one-time curative treatment for SCD and beta-thalassemia.

In May 2013, CIRM granted us a $6.4 million Strategic Partnership Award to develop this potentially curative ZFP Therapeutic for beta-thalassemia. The four-year grant provides matching funds for preclinical studies that will support an IND application and a Phase 1 clinical trial in transfusion-dependent beta-thalassemia patients, which will be carried out at Children’s Hospital & Research Center Oakland, and City of Hope. We are in currently in preclinical development in collaboration with Biogen and our goal is to file an IND application for beta-thalassemia in 2014 and for SCD in 2015.

Proprietary Research Programs

Lysosomal Storage Disorders

Lysosomal storage disorders (LSDs) are a heterogeneous group of inherited disorders including Fabry disease, Gaucher disease, Pompe disease and Hurler syndrome. They are caused by defects in genes that encode proteins known as enzymes, which break down and eliminate unwanted substances in the cells of the body. These enzymes are found in structures called lysosomes which act as recycling sites in cells, breaking down unwanted material into simple products for the cell to use to build new materials. A defect in a lysosomal enzyme leads to the accumulation of toxic levels of the substance that the enzyme would normally eliminate and resulting cell damage which can lead to serious health problems. There are nearly 50 of these disorders altogether and they may affect different parts of the body, including the skeleton, brain, skin, heart and CNS. While their individual incidence tends to be rare, this group as a whole has a prevalence of more than 1:5,000 live births according to the National Institute of Neurological Disorders and Stroke.

There is no cure for LSDs, and treatments have not yet been developed for many of these diseases. For certain disorders, including Gaucher and Fabry, enzyme replacement therapies (ERTs) are available. However, these require frequent administration, are costly and there is a risk that over time patients develop an immunogenic response to the administered protein lessening its efficacy.

We are developing a genetic approach to enzyme replacement for several LSDs based on systemic delivery of our ZFN gene editing technology to the liver to enable production of the corrective enzyme by the body. We are in preclinical development with several product candidates and our goal is to file two IND applications for such product candidates in 2015.

ZFP Therapeutic Research Programs

We have research stage programs in other monogenic diseases, in CNS disorders and in cancer immunotherapy.

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

Therapeutic Collaborations

Collaboration and License Agreement with Shire International GmbH (formerly Shire AG) in Human Therapeutics and Diagnostics

In January 2012, we entered into a collaboration and license agreement with Shire, pursuant to which we are collaborating to research, develop and commercialize human therapeutics and diagnostics based on our ZFP technology. Under the agreement, the two companies may develop potential human therapeutic or diagnostic products for seven gene targets. The initial four gene targets are blood clotting Factors VII, VIII, IX and X, and products developed for such initial gene targets would be used for treating or diagnosing hemophilia. In June 2012, Shire selected a fifth gene target for the development of a ZFP therapeutic for treating HD. Shire has the right, subject to certain limitations, to designate two additional gene targets. Pursuant to the agreement, we have granted Shire an exclusive, world-wide, royalty-bearing license, with the right to grant sublicenses, to use our ZFP technology for the purpose of developing and commercializing human therapeutic and diagnostic products for the gene targets.

The initial research term of the agreement is six years and is subject to extensions upon mutual agreement and under other specified circumstances. We are responsible for all research activities through the submission of an IND or European Clinical Trial Application (CTA), while Shire is responsible for clinical development and commercialization of products generated from the research program from and after the acceptance of an IND or CTA for the product. Shire reimburses us for our internal and external research program-related costs.

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

The agreement may be terminated by (i) us or Shire, in whole or in part, for the uncured material breach of the other party, (ii) us or Shire for the bankruptcy or other insolvency proceeding of the other party and (iii) Shire, in its entirety, beginning 24 months after the effective date of the agreement upon 90 days’ advance written notice. In addition, Shire may terminate the agreement with respect to an individual gene target at any time, and under certain circumstances may designate a replacement gene target for a terminated gene target. As a result, actual future milestone payments could be lower than the amounts stated above.

Collaboration and License Agreement with Biogen Idec Inc. in Human Therapeutics and Diagnostics

In January 2014, we entered into an exclusive worldwide collaboration and license agreement with Biogen focused on the development of therapeutics for hemoglobinopathies, and targeting beta-thalassemia and SCD. Under the agreement, the two companies will jointly conduct two research programs: the beta-thalassemia program and the SCD program. In the beta-thalassemia program, we are responsible for all discovery, research and development activities through the first human clinical trial. In the SCD program, both parties are responsible for research and development activities through the submission of an IND application for ZFP therapeutics intended to treat SCD. Biogen will reimburse us for our internal and external program-related costs.

Under both programs, Biogen is responsible for subsequent worldwide clinical development, manufacturing and commercialization of licensed products developed under the agreement. At the end of specified research terms for each program or under certain specified circumstances, Biogen retains the right to step in and take over any of our remaining activities. Furthermore, we have an option to co-promote in the United States any licensed product to treat beta-thalassemia and SCD developed under the agreement, and Biogen will compensate us for such co-promotion activities. Subject to the terms of the agreement, we have granted Biogen an exclusive, royalty-bearing license, with the right to grant sublicenses, to use certain ZFP and other technology controlled by Sangamo for the purpose of researching, developing, manufacturing and commercializing licensed products developed under the agreement. We have also granted Biogen a non-exclusive, worldwide, royalty-free, fully paid license, with the right to grant sublicenses, of our interest in certain other intellectual property developed pursuant to the agreement.

Under the agreement, we will receive an upfront license fee of $20.0 million and are eligible to receive development milestone payments upon the achievement of specified regulatory, clinical development and commercialization milestones. The total amount of potential regulatory, clinical development, commercialization and sales milestone payments, assuming the achievement of all specified milestones in the agreement, is $293.8 million, including Phase 1 milestone payments of $7.5 million for each of the beta-thalassemia and SCD programs. In addition, we will also receive royalty payments for each licensed product that are a tiered double-digit percentage of annual net sales of each product.

The Agreement may be terminated by (i) us or Biogen for the uncured material breach of the other party, (ii) us or Biogen for the bankruptcy or other insolvency proceeding of the other party; (iii) Biogen, upon 180 days’ advance written notice to us and (iv) Biogen, for certain safety reasons upon written notice to, and after consultation with, us. As a result actual future milestone payments could be lower than the amounts stated above.

The Agreement will become effective upon the satisfaction of certain customary conditions.

Strategic Partnerships in Non Therapeutic Applications of the Technology

Agreement with Sigma-Aldrich Corporation in Laboratory Research Reagents, Transgenic Animal and Commercial Protein Production Cell-line Engineering

In July 2007, we entered into a license agreement with Sigma. Under the license agreement, we agreed to provide Sigma with access to our proprietary ZFP technology and the exclusive right to use the technology to develop and commercialize research reagents products and services in the research field, excluding certain agricultural research uses that we previously licensed to DAS. Under the agreement, we and Sigma agreed to conduct a three-year research program to develop laboratory research reagents using our ZFP technology during which time we assisted Sigma in connection with its efforts to market and sell services employing our technology in the research field. We transferred the ZFP manufacturing technology to Sigma.

In October 2009, we expanded the license agreement with Sigma. In addition to the original terms of the license agreement, Sigma received exclusive rights to develop and distribute ZFP-modified cell lines for commercial production of protein pharmaceuticals and certain ZFP-engineered transgenic animals for commercial applications. Under the terms of the agreement, Sigma made an upfront cash payment of $20.0 million, consisting of a $4.9 million purchase of 636,133 shares of our common stock, valued at $4.9 million, and a $15.1 million upfront license fee. Under the terms of the agreement, we are eligible to receive commercial license fees of $5.0 million based on a percentage of net sales and sublicensing revenue and thereafter a reduced royalty rate of 10.5% of net sales and sublicensing revenue. During the term of the license agreement, Sigma is obligated to pay us minimum annual payments, a share of certain revenues received by Sigma from sublicensees and royalty payments on the sale of licensed products and services. Sigma also has the right to sublicense the ZFP technology for research applications and we will receive 50% of any sublicensing revenues in the first two years and 25% of any sublicensing revenues thereafter. We retain the sole right to use and license our ZFP technology for GMP production purposes, for the production of materials used in or administered to humans, and for any other industrial commercial use. In addition, upon the achievement of certain cumulative commercial milestones Sigma will make milestone payments to us up to an aggregate of $25.0 million. The agreements may be terminated by Sigma at any time with a 90-day notice or by either party upon an uncured material breach of the other party. As a result, actual future milestone payments could be lower than the amounts stated above. In the event of any termination, all rights to use our ZFP technology will revert to us, and Sigma will no longer be permitted to practice our ZFP technology or to develop or, except in limited circumstances, commercialize any products derived from our ZFP technology.

Other Programs and Partners in Transgenic Animal and Commercial Protein Production Cell-line Engineering

Prior to our agreement with Sigma, we marketed our ZFP TF and ZFN technology and intellectual property in products and areas outside ZFP Therapeutics directly to the pharmaceutical and biotechnology industry. We established agreements in cell line engineering for pharmaceutical protein production with Genentech and in the development of transgenic animals with Open Monoclonal Technology, Inc. (OMT) and F. Hoffmann-La Roche Ltd and Hoffmann-La Roche Inc. (collectively, Roche).

Genentech has continuing obligations to pay us an annual technology access fee and, for each product developed by Genentech containing a protein expressed by the modified cell line created using our ZFN technology, aggregate milestone payments of up to $5.4 million upon achievement of specified milestones relating to the development and commercialization of such products.

For any given OMT product, OMT has the right to buy out its future royalty payment obligations under the license agreement by paying a lump sum fee to us. Roche will pay milestone payments upon the achievement of certain clinical development milestones relating to products produced under such commercial license, and low-single-digit royalties on sales of such products. The aggregate milestone payments for therapeutic products will not exceed $5.75 million, but the diagnostics milestone payments are not similarly capped. Under the research and license agreement, on a product-by-product basis, Roche has the right to buy out its future royalty payment obligations by paying specified fixed amounts.

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

Funding from Research Foundations

California Institute for Regenerative Medicine

In October 2009, CIRM granted a $14.5 million Disease Team Research Award to develop an HIV therapy based on the application of ZFN gene editing technology in HSCs. The four year grant supports an innovative research project conducted by a multidisciplinary team of investigators, including investigators from the University of Southern California, City of Hope National Medical Center and Sangamo BioSciences.

Through December 31, 2013, we have received total funding of $5.2 million, which is the total amount awarded to us as prescribed in the agreement. The award is intended to substantially fund our research and development efforts related to the agreement. The State of California has the right to receive, subject to the terms and conditions of the agreement, payments from us or our collaborators, resulting from sales of a commercial product resulting from research and development efforts supported by the grant, not to exceed two times the amount we receive in funding under the agreement with CIRM.

In May 2013, CIRM granted us a $6.4 million Strategic Partnership Award to develop a potentially curative ZFP Therapeutic for beta-thalassemia based on the application of our ZFN gene editing technology in HSCs. The four year grant provides matching funds for preclinical work that will support an IND application and a Phase 1 clinical trial in transfusion-dependent beta-thalassemia patients which will be carried out at Children’s Hospital & Research Center Oakland, and City of Hope in collaboration with our partner in this program, Biogen. The State of California has the right to receive, subject to the terms and conditions of the agreement between us and CIRM, payment from us, or our collaborators, from sales of a commercial product resulting from research and development efforts supported by grants, in accordance with Title 17, California Code of Regulations, Section 100600.

ACQUISITION OF CEREGENE

On October 1, 2013, we acquired Ceregene, a privately held biotechnology company focused on the development of AAV gene therapies, pursuant to an Agreement and Plan of Merger (the Merger Agreement). The acquired assets include all of Ceregene’s therapeutic programs, including CERE-110, an AAV-NGF for the treatment of AD that is currently in a Phase 2 clinical trial. In addition to the clinical assets acquired, we acquired certain intellectual property rights relating to the manufacturing of AAV, and certain toxicology data and safety and efficacy data from Ceregene’s human clinical trials, which will be used in the preparation and filing of IND applications for our in vivo ZFP Therapeutics, particularly those that target the brain.

Under the Merger Agreement, the aggregate consideration paid by us at closing consisted of 100,000 shares of our common stock, with an approximate fair value of $1.2 million. In addition, we may be required to make contingent earn-out payments to the stockholders of Ceregene as follows:

•	If we grant a third-party license to develop and commercialize Ceregene’s CERE-110 for the treatment of AD or CERE-120 for the treatment of Parkinson’s diseases or HD (the Earn-Out Products), we are required to pay a double-digit percentage of any upfront and milestone payments we receive for such license, subject to certain reductions based on expenses incurred by us in the development of the Earn-Out Products; and

•	If we commercialize any Earn-Out Product ourselves, we are required to pay, for each Earn-Out Product, royalty-like payments as a percentage of net sales that range in the low double-digits depending upon the amount of net sales, subject to certain reductions by us.

INTELLECTUAL PROPERTY AND TECHNOLOGY LICENSES

Patents and licenses are important to our business. Our strategy is to file or license patent applications to protect technology, inventions and improvements to inventions that we consider important for the development of our technology. We seek patent protection and licenses that relate to our technology and candidates in our pipeline and/or may be important to our future. We have filed numerous patents and patent applications with the United States Patent and Trademark Office (USPTO) and foreign jurisdictions. This proprietary intellectual property includes methods relating to the design of zinc finger and TALE (Transcription activator-like effector) proteins, therapeutic applications of genome editing technology, enabling technologies related to our platform and the use of genome editing across a variety of applications. We rely on a combination of patent, copyright, trademark, proprietary know–how, continuing technological innovations, trade secret laws, as well as confidentiality agreements, materials transfer agreements, research agreements and licensing agreements, to establish and protect our proprietary rights.

Technology Licenses

We have licensed intellectual property directed to the design, selection, and use of ZFPs, ZFNs and ZFP TFs for gene modification and regulation from the Massachusetts Institute of Technology, Johnson & Johnson, The Scripps Research Institute, The Johns Hopkins University, Harvard University, the Medical Research Council, the California Institute of Technology, City of Hope and the University of Utah. These licenses grant us rights to make, use and sell ZFPs, ZFNs and ZFP TFs under 13 families of patent filings. As of February 7, 2014, these patent filings have resulted in 19 issued U.S. patents and 46 granted foreign patents, with 6 currently pending U.S. patent applications and 26 pending applications in foreign patent offices.

We believe that these in-licensed patents and patent applications include several of the early and important patent filings directed at the design, selection, composition and use of ZFPs, ZFNs and ZFP TFs, particularly the agreements with Johns Hopkins University, the Massachusetts Institute of Technology, Johnson & Johnson and The Scripps Research Institute.

We have licensed intellectual property directed to the composition of two AAV vectors (AAV5 and AAV6) from the National Institute of Health and the University of Washington, respectively. The AAV5 license from the National Institute of Health is a nonexclusive license that will expire in 2021. The AAV6 license from the University of Washington is also a non-exclusive license and will expire in 2017. Additionally, Sangamo has licensed intellectual property from the National Institutes of Health (NIH) relating to methods of production of production of AAV. This license will expire in 2021.

Johns Hopkins University

We entered into a license agreement with the Johns Hopkins University, or JHU, on June 29, 1995, as subsequently amended, whereby JHU granted us a worldwide exclusive license to technology and patents relating to nuclease and gene targeting technology for all fields of use, including the right to sublicense. Under the license agreement, we are obligated to pay low single-digit royalties on licensed product sales, a low single-digit percentage of license fees received from sublicensees and a high single-digit or low teens percentage of sublicense royalties received from sublicensees for sales of products. We are subject to an annual minimum royalty, which we currently pay. The license agreement expires upon the expiration of the last patent covered by the license agreement. Although many of the JHU in-licensed patents have now expired, based on currently issued patents, the license agreement will terminate on or about August 14, 2014. JHU may terminate the license agreement upon a material default by us that remains uncured following written notice. We may terminate the license agreement at any time upon six months’ written notice.

Massachusetts Institute of Technology

We entered into a patent license agreement with the Massachusetts Institute of Technology, or MIT, on May 9, 1996, as subsequently amended, whereby MIT granted us a worldwide exclusive license to technology and patents relating to the design, selection and use of ZFPs for all fields of use, including the right to sublicense. Under the patent license agreement, we are obligated to pay an annual license fee, low single-digit royalties of product sales, an up-front sublicense and annual sublicense fees, a percentage of its sublicense revenues, and milestone payments upon achievement of certain commercial development milestones. The aggregate milestone payments under the patent license agreement are $450,000, of which $150,000 has been paid. The patent license agreement expires upon the expiration of the last patent covered by the patent license agreement. Based on currently issued patents and currently filed patent applications, the patent license agreement will terminate on or about September 23, 2025. MIT may terminate the license agreement upon a material default by us that remains uncured following written notice. We may terminate the license agreement at any time upon six months’ written notice.

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

Sangamo Intellectual Property

In addition to our in-licensed patent portfolio, as of February 7, 2014, we had 133 families of Sangamo-owned or co-owned patent filings, including 107 issued U.S. patents, 290 granted foreign patents, 122 pending U.S. patent applications and 382 pending foreign patent applications. These patent filings are directed to the design, composition and use of ZFPs, ZFNs, ZFP TFs and TALE proteins. Sangamo’s acquisition of Ceregene’s patent estate has also brought patent filings relating to AAV, needle technology and specific methods of treating diseases of the CNS and ocular diseases. In this acquisition, Sangamo acquired 7 patent families, comprising 8 issued U.S. patents, 23 issued foreign patents, 3 pending U.S. Patent applications and 13 pending foreign patent applications.

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

We believe that our licensed patents and patent applications, as well as the issued Sangamo patents and pending Sangamo patent applications, in the aggregate, will provide us with a substantial intellectual property position in our commercial development of ZFP technology. In this regard, patents issued to us, applied for by us, or exclusively and non-exclusively licensed to us, cover the following types of inventions, processes and products:

•	ZFP and ZFN design, engineering and compositions: includes DNA target site selection and zinc finger binding domain design (see newly issued US8617807, US8383766 and 8524874) and nuclease domain design, target site arrays, ZFP libraries databases and methods of construction, as well as methods to increase zinc finger binding specificity, linker designs and methods of making modified plant zinc finger proteins;

•	ZFP targeted regulation of endogenous genes: methods relating to activation and inhibition of endogenous cellular genes, identification of accessible regions within chromatin, and regulation of endogenous plant genes;

•	ZFP Therapeutics: Treatment of Huntington’s Disease (see US Patent Publication US 20130253040), cancer therapeutics, treatment of head and neck cancer, glioblastoma, pain (see newly issued 8466267), modulation of cardiac contractility and methods to regulate the glucocorticoid receptor, treatments for HIV (see US8268618 and US patent publication US20120294838);

•	ZFN Therapeutics: Treatments for HIV (see newly issued US8524221 and US8569253), SCD and beta-thalassemia , In Vivo Protein Replacement Platform for treatment of hemophilia and lysosomal storage diseases (see patent publication US 20130177983 and 20140017212), genome editing (see newly issued US8524500, US8349810 and US8409861), models for Parkinson’s Disease (see US patent publication US20120192301), regulation of the expression of PD1 to block PD1-dependent immune suppression in both chronic infectious diseases and malignancies (see newly issued US8563314);

•	Non-Therapeutic Applications of ZFPs: Methods for linking genes and phenotypes, identification of genes, analysis of gene regulation, structure and biological function, methods of agricultural biotechnology (see newly issued US8399218 and US8592645), methods of altering cellular differentiation state, and methods of introducing exogenous nucleic acids of interest into a safe harbor locus;

•	Non-Therapeutic Applications of ZFNs: Methods for identification of regulatory DNA sequences, prediction of patient response to drug therapeutics, and development of cell lines for improved protein production , (see newly issued US8597912);

•	TALE protein methods of design and use (see newly issued US8586526 and US8623618); and

•	Methods of use with stem cells (see published US patent application US20120252122).

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

Estimated Licensing and Other Contingent Expenses

If we are successful in the development and commercialization of our products, we will be obligated by our license agreements to make sublicensing, milestone and royalty payments to some or all of the licensors mentioned above, including payments due pursuant to the acquisition of Ceregene. We plan to continue to license and generate intellectual property internally covering the design, selection, composition and use of ZFPs; the genes encoding these proteins; the application of ZFPs, ZFNs, and ZFP TFs in ZFP Therapeutics; and non-therapeutic applications of the technology including applications in research and plant agriculture, and intellectual property relating to TALE design and use.

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

Although we are in the clinical development phase of operations and have no current therapeutic product sales, we believe the following companies, products and/or technologies may potentially be competitive with our technology or our products under development:

•	Small molecules in development from both in-house drug discovery programs of pharmaceutical companies such as Pfizer, Inc., GlaxoSmithKline (GSK), Novartis, Merck & Co., Inc., as well as from biotechnology companies with expertise and capabilities in small molecule discovery and development such as Gilead and Genzyme.

•	Monoclonal antibody companies and product candidates from certain biotechnology firms such as Genentech, Inc. and Amgen.

•	Protein pharmaceuticals under development at pharmaceutical and biotechnology companies such as Pfizer, Baxter, Bayer, Novo Nordisk, Genzyme, Shire, BioMarin, Biogen and numerous other pharmaceutical and biotechnology firms.

•	Gene therapy companies developing gene-based products in clinical trials. uniQure’s product for lipoprotein lipase deficiency (LPLD) was recently approved in Europe but no other products have yet been approved. Our competitors in this category may include but not be limited to uniQure, bluebird bio, RegenX, Asklepios, Spark and Lentigen Corporation.

•	Cell therapy companies developing cell-based products. Our competitors in this category may include Dendreon and Adaptimmune.

•	Nuclease technologies, under development for therapeutic applications of genome modification including companies such as Editas developing the CRISPR/Cas9 system, Cellectis SA developing TALE nucleases and Cellectis SA and Precision BioSciences, Inc. that are developing meganucleases.

•	Antisense therapeutics and RNA interference technology, including RNAi and microRNA, which are technologies that may compete with ZFP Therapeutics in the development of novel therapeutic products acting through the regulation of gene expression. These technologies are being developed by several companies including Alnylam Pharmaceuticals, Inc., Isis Pharmaceuticals, Inc., Genzyme (a Sanofi Company) and Regulus Therapeutics, LLC.

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

Before commencing clinical investigations in humans in the United States, we must carry out preclinical testing. In addition, our proposed clinical studies require review from the Recombinant DNA Advisory Committee (RAC), which is the advisory board to the NIH, focusing on clinical trials involving gene transfer. We typically submit a proposed clinical protocol and other product-related information to the RAC three to six months prior to the expected IND application filing date.

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

Clinical trials are lengthy and are typically conducted in three sequential phases, but the phases may overlap or be combined. At each stage of testing, the proposed clinical protocol must be reviewed by the FDA and reviewed and approved by an independent ethics committee or institutional review board of each participating center before it can begin. Phase 1 usually involves the initial introduction of the investigational drug into small numbers of healthy volunteers or patients to evaluate certain factors, including its safety and dose tolerance. Phase 2 usually involves trials in a limited patient population to evaluate dosage tolerance and appropriate dosage, identify possible adverse effects and safety risks, and evaluate preliminary efficacy of the drug for specific indications. Phase 3 trials usually further evaluate clinical efficacy and test further for safety by using the drug in its final form in an expanded patient population. Phase 2 and 3 trials must be registered in a government database of clinical trials. Later clinical trials may fail to support the findings of earlier trials, which can delay, limit or prevent regulatory approvals. We filed a Phase 1 clinical protocol for review by the RAC in the fourth quarter of 2004, an IND application in January 2005, and Phase 2 protocols for review by the FDA in 2006, 2007 and 2009 for our first product candidate, SB-509, for the potential treatment of diabetic neuropathy. In addition, in 2008 we filed an IND application for SB-509 for the treatment of ALS. We have also filed a Phase 1 clinical protocol for review by the RAC for our HIV (SB-728-T) program. In October 2010 and January 2012 we initiated Phase 1/2 clinical trials and a Phase 2 trial of this ZFP Therapeutic in subjects infected with HIV.

As part of the acquisition of Ceregene, we acquired and assumed sponsorship of two INDs on file at FDA for the use of AAV to deliver nerve growth factors. CERE-110 is an investigational agent using AAV delivery of human NGF to the brain for the treatment of Alzheimer’s disease and is currently being evaluated in a fully enrolled Phase 2 clinical trial. CERE-120 uses AAV delivery of human neurturin to the brain for treatment of Parkinson’s disease. Subjects are undergoing long-term follow-up observation after being treated in completed Phase 1 and 2 studies.

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

EMPLOYEES

As of February 1, 2014, we had 85 full-time employees, all of whom are located at our headquarters in Richmond, California. None of our employees are represented by a collective bargaining organization or covered by a collective bargaining agreement, nor have we experienced work stoppages. We believe that our relations with our employees are good.

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

We are conducting an on-going Phase 2 clinical trial and an on-going Phase 1/2 clinical trial of our ZFP Therapeutics for the treatment of HIV/AIDS. Preliminary data from these studies demonstrated that, to date, treatment of aviremic HIV-infected subjects with SB-728-T has been well-tolerated. In addition, we have previously completed enrollment and the treatment phase of a Phase 1 and several Phase 2 clinical trials of our ZFP Therapeutic, SB-509, for diabetic neuropathy and ALS and the drug was well tolerated in these studies. However, if one of our ZFP Therapeutic fails one of its safety studies, it could reduce our ability to attract new investors and corporate partners.

All of these studies are designed primarily to evaluate the safety and tolerability of this ZFP Therapeutic approach. Our clinical studies are a highly visible test of our ZFP Therapeutics, and our investors assess the value of our technology primarily based on the continued progress of ZFP Therapeutic products into and through clinical trials. If clinical trials of our ZFP Therapeutic products were halted due to safety concerns, this would negatively affect our operations and the value of our stock.

Our progress in early Phase 1 and Phase 2 trials may not be indicative of long-term efficacy in late stage clinical trials.

The results in early phases of clinical testing are based upon limited numbers of patients and a limited follow-up period. Typically, our Phase 1 clinical trials for indications of safety enroll less than 25 patients. Our Phase 2 and late-stage clinical trials generally enroll a larger number of patients. Accordingly, any positive data obtained in early Phase 1 and Phase 2 trials may not be indicative of long-term efficacy in late-stage clinical trials. In September 2011, we announced preliminary data from our Phase 1 clinical program to develop SB-728-T for the treatment of HIV/AIDS. The data demonstrated a statistically significant relationship between SB-728-T and the reduction of HIV viral load. In January 2012, we initiated a Phase 2 clinical study (SB-728-902, Cohort 5) and a Phase 1/2 clinical study (SB-728-1101) for the treatment of HIV/AIDS. In December 2013, we presented data from all cohorts of these two clinical trials. Three of seven evaluable subjects in Cohort 5 showed a decrease of greater than one log in their viral load during a sixteen week treatment interruption (TI) with one subject achieving a transiently undetectable viral load during the TI period and one subject achieving a viral load during TI at or below the limit of detection for a prolonged period (20 weeks as of December 2013) In subjects in which viral load decreased, a measurable anti-HIV immune response was also observed. Additional data were presented from the Company’s Phase 1 study (SB-728-902, Cohorts 1-3) that demonstrated a long-term decrease in the peripheral blood mononuclear cell (PBMC) HIV reservoir using a sensitive test for integrated HIV DNA in nine of nine subjects over a 36 month period (median decrease 0.9 logs). Additional subjects have been enrolled into the SB-728-1101 study to define the optimum dose of Cytoxan required to safely enhance engraftment and an additional 12 subjects will be enrolled to further test this dose. However, there is no guarantee that these and other future studies of SB-728-T in later stage trials involving larger patient groups may produce positive or similar results as those obtained in earlier trials.

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

We have ongoing Phase 1/2 and 2 trials of a ZFP Therapeutic for HIV/AIDS and an ongoing Phase 2 trial to evaluate the safety and efficacy of AAV-NGF for Alzheimers disease. However, the FDA will require additional clinical testing which involves significantly greater resources, commitments and expertise and so it is likely that we would need to enter into a collaborative relationship with a pharmaceutical company that could assume responsibility for late-stage development and commercialization.

We have limited experience in conducting advanced clinical trials and may not possess the necessary resources and expertise to complete such trials. We have entered into collaborative agreements with Shire and Biogen to provide funding and assistance in the development of our ZFP Therapeutics through the clinical trial process. Under the agreement with Shire, we are responsible for all activities through submission of IND Applications and European CTAs and Shire is responsible for clinical development and commercialization of products arising from the alliance. Under the Agreement with Biogen, we are responsible for all research and development through the first human clinical trial for the treatment of beta-thalassemia and both parties are responsible for research and development through the submission of IND for ZFP Therapeutics to treat sickle cell disease (SCD). However, there is no guarantee that we will be able to enter into future collaborative relationships with third parties that can provide us with the funding and expertise for later stage trials.

While we have stated that we intend to file IND applications for several ZFP Therapeutic programs over the next two years, we may encounter difficulties that may delay, suspend or scale back our efforts.

We have previously announced a strategy for our ZFP Therapeutic programs that enables the potential filing of eight IND applications by the end of 2015. The preparation and submission of IND applications requires us to conduct rigorous and time-consuming preclinical testing, studies, and documentation relating to, among other things, the toxicity, safety, manufacturing, chemistry and clinical protocol of new ZFP Therapeutic products. We may experience unforeseen difficulties that could delay or otherwise prevent us from executing this strategy successfully. For example, we may encounter problems in the manufacturing of our ZFP Therapeutic products and fail to demonstrate consistency in the formulation of the drug. Our pre-clinical tests may produce negative or inconclusive results, which may lead us to decide, or regulators may require us, to conduct additional preclinical testing. If we cannot obtain positive results in preclinical testing, we may decide to abandon the projects altogether. Furthermore, the filing of several IND applications involves significant cost and labor, and we may not have sufficient resources and personnel to complete the filing of all intended IND applications, which may force us to scale back the number of IND applications or forego potential IND applications that we believe are promising. Any delay, suspension or reduction of our efforts to pursue our pre-clinical and IND strategy could have a material adverse effect on our business and cause our stock price to decline.

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

We expect to rely, to some extent, on our strategic partners to provide funding in support of our research and to perform independent research and preclinical and clinical testing. Our technology is broad based, and we do not currently possess the resources necessary to fully develop and commercialize potential products that may result from our technologies or the resources or capabilities to complete the lengthy marketing approval processes that may be required for the products. Therefore, we plan to rely on strategic partnerships to help us develop and commercialize ZFP Therapeutic products. If we are unable to find partners or if the partners we find, such as Shire and Biogen, are unable or unwilling to advance our programs, or if they do not diligently pursue product approval, this may slow our progress and defer our revenues. Our partners may sublicense or abandon development programs or we may have disagreements with our partners, which would cause associated product development to slow or cease. There can be no assurance that we will be able to establish further strategic collaborations for ZFP Therapeutic product development. We may require significant time to secure collaborations or partners because we need to effectively market the benefits of our technology to these future collaborators and partners, which may direct the attention and resources of our research and development personnel and management away from our primary business operations. Further, each collaboration or partnering arrangement will involve the negotiation of terms that may be unique to each collaborator or partner. These business development efforts may not result in a collaboration or partnership.

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

Our technology involves a relatively new approach to gene regulation and gene modification. Although we have generated ZFPs for thousands of gene sequences, we have not created ZFPs for all gene sequences and may not be able do so, which could limit the usefulness of our technology. In addition, while we have demonstrated the function of engineered ZFNs and ZFP TFs in mammalian cells, yeast, insects, plants and animals, we have not yet demonstrated clinical benefit of this technology in humans, and the failure to do so could restrict our ability to develop commercially viable products. If we, and our collaborators or strategic partners, are unable to extend our results to new commercially important genes, experimental animal models, and human clinical studies, we may be unable to use our technology in all its intended applications.

The expected value and utility of our ZFNs and ZFP TFs is in part based on our belief that the targeted modification of genes or specific regulation of gene expression may enable us to develop a new therapeutic approach as well as to help scientists better understand the role of genes in disease, and to aid their efforts in drug discovery and development. We also believe that ZFP-mediated targeted gene editing and gene regulation will have utility in agricultural applications. There is only a limited understanding of the role of specific genes in all these fields. Life sciences companies have developed or commercialized only a few products in any of these fields based on results from genomic research or the ability to regulate gene expression. We, our collaborators or our strategic partners, may not be able to use our technology to identify and validate drug targets or to develop commercial products in the intended markets.

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

In order for us to commercialize our therapeutic products directly, we would need to develop, or obtain through outsourcing arrangements, the capability to manufacture, market and sell our products on a commercial scale. Currently we do not have the ability nor the financial resources to establish the infrastructure and organizations needed to execute these functions, including such infrastructure needed for the commercialization of any product from our HIV/AIDS or Alzheimer’s disease program, which can be complex and costly. If we are unable to establish adequate manufacturing, sales, marketing and distribution capabilities, we will not be able to directly commercialize our therapeutics products, which would limit our future growth.

We may not be able to fully realize the expected benefits from the acquisition of Ceregene, Inc., and the operation of the new business of Ceregene, Inc. may subject us to additional risks.

On October 1, 2013, we acquired Ceregene, including all of its therapeutic programs and related intellectual property and other assets. Although we expect to realize strategic, operational and financial benefits as a result of the acquisition, we cannot be certain whether, and to what extent, such benefits will be achieved in the future. In particular, the success of the acquisition will depend on our ability to efficiently and successfully integrate Ceregene’s business, including the prosecution of its CERE-110 Phase 2 clinical trial, and to apply Ceregene’s technology to advance our ZFP Therapeutics. There is no guarantee that any existing and future clinical trials of Ceregene’s product candidates, including CERE-110 for the treatment of AD, will produce positive results, and failure to do so may adversely affect our ability to validate the AAV delivery technology and apply such technology to our ZFP products as well as negatively impact our stock price. In April 2013, Ceregene reported that its top line data for the CERE-120 Phase 2b clinical trial for Parkinson’s disease did not demonstrate statistically significant efficacy in the primary endpoint. In November 2013, we presented early positive data from Phase 1 clinical trial of CERE-110 demonstrating that the drug was well-tolerated and resulted in appropriate delivery of the therapeutics. However, even if we obtain positive data from such clinical trials, there is no guarantee that the AAV delivery technology can be applied to our ZFP Therapeutics safely and effectively.

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

•	For ZFP Therapeutics:

•	small molecule drugs;

•	monoclonal antibodies;

•	recombinant proteins;

•	gene therapy/cDNAs;

•	antisense;

•	siRNA and microRNA approaches, exon skipping;

•	CRISPR/Cas9 technology;

•	TALE proteins; and

•	meganucleases.

•	For our Non-Therapeutic Applications:

•	For protein production: gene amplification, meganucleases, TALE technology, insulator technology, mini-chromosomes and CRISPR/Cas9 technology;

•	For target validation: antisense, siRNA, TALE technology and CRISPR/Cas9 technology;

•	For plant agriculture: recombination approaches, mutagenesis approaches, meganucleases, TALE technology, CRISPR/Cas9 technology, mini-chromosomes; and

•	For transgenic animals: somatic nuclear transfer, embryonic stem cell, TALE, CRISPR/Cas9 technology and transposase technologies.

In addition to possessing competing technologies, our competitors include pharmaceutical and biotechnology companies with:

•	substantially greater capital resources than ours;

•	larger research and development staffs and facilities than ours; and

•	greater experience in product development and in obtaining regulatory approvals and patent protection.

These organizations also compete with us to:

•	attract qualified personnel;

•	attract parties for acquisitions, joint ventures or other collaborations; and

•	license the proprietary technologies of academic and research institutions that are competitive with our technology, which may preclude us from pursuing similar opportunities.

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

We have generated operating losses since we began operations in 1995. Our net losses for the years ended December 31, 2013, 2012 and 2011 were $26.6 million, $22.3 million and $35.8 million, respectively. The extent of our future losses and the timing of profitability are uncertain, and we expect to incur losses for the foreseeable future. We have been engaged in developing our ZFP technology since inception, which has and will continue to require significant research and development expenditures. To date, we have generated our funding from issuance of equity securities, revenues derived from strategic partnering agreements, other collaborations in non-

therapeutic applications of our technology, federal government research grants and grants awarded by research foundations. As of December 31, 2013, we had an accumulated deficit of $302.1 million. From 2005 to date, we have generated an aggregate of approximately $231.4 million in net proceeds from the sale of our equity securities. We expect to continue to incur additional operating losses for the next several years as we continue to expand and extend our research and development activities into human therapeutic product development. If the time required to generate significant product revenues and achieve profitability is longer than we currently anticipate or if we are unable to generate liquidity through equity financing or other sources of funding, we may be forced to curtail or suspend our operations.

We may be unable to raise additional capital, which would harm our ability to develop our technology and products.

We have incurred significant operating losses and negative operating cash flows since inception and have not achieved profitability. We expect capital outlays and operating expenditures to increase over the next several years as we expand our infrastructure and research and ZFP Therapeutic product development activities. While we believe our financial resources will be adequate to sustain our current operations at least through 2015, we may need to seek additional sources of capital through equity or debt financing. In addition, as we focus our efforts on proprietary human therapeutics, we will need to seek FDA approval of potential products, a process that could cost in excess of hundreds of millions of dollars per product. Furthermore, we may experience difficulties in accessing the capital market due to external factors beyond our control such as volatility in the equity markets for emerging biotechnology companies and general economic and market conditions. We cannot be certain that we will be able to obtain financing on terms acceptable to us, or at all. Our failure to obtain adequate and timely funding will materially adversely affect our business and our ability to develop our technology and ZFP Therapeutic products. Furthermore, any sales of additional equity securities may result in dilutions to our stockholders and any debt financing may include business and financial covenants that restricts our operations.

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

In January 2012, we entered into a research and collaborative agreement with Shire, pursuant to which we are engaging in a joint program with Shire to research, develop and commercialize human therapeutics and diagnostics for hemophilia, Huntington’s disease and other monogenic diseases based on our ZFP technology. Under this agreement, we are responsible for all research activities through the submission of an IND or CTA, while Shire is responsible for clinical development and commercialization of products generated from the research program from and after the acceptance of an IND or CTA for the product. Under the agreement, we may be eligible to receive milestone payments upon the achievement of specified clinical development, commercialization and post-commercialization milestones. The total amount of potential milestone payments for each gene target, assuming the achievements of all specified milestones in the agreement, is $213.5 million. We may receive royalty payments based on specified percentages of net sales of products, if any.

In addition, in January 2014, we entered into a collaborative agreement with Biogen for the clinical development and commercialization of therapeutics based on our ZFP technology for hemoglobinopathies, including beta-thalassemia and SCD. Under the Agreement, we are responsible for all discovery, research and development activities through the first human clinical trial for the first ZFP therapeutic developed for the treatment of beta-thalassemia. In the SCD program, both parties are responsible for research and development activities through the submission of an IND. Under both programs, Biogen is responsible for subsequent clinical development, manufacturing and commercialization of licensed products developed under the Agreement. Under the agreement with Biogen, we may be eligible to receive payments upon the achievement of specified regulatory, clinical development, commercialization, and sales milestones of up to $293.8 million. We may also receive royalty payments based on specified percentage of annual net sales of products, if any.

Under these agreements with Biogen and Shire will have control and broad discretion over all or certain aspects of the clinical development and commercialization of any product developed under the agreements, and we will have little, if any, influence on how these programs will be conducted. Our lack of control over the clinical development in our agreement with Biogen and Shire could cause delays or other difficulties in the development and commercialization of our product candidates, which may prevent us from receiving any milestone, royalty payments and other benefits under the agreement. In addition, under their respective agreement(s), Biogen and Shire have certain rights to terminate the agreements by providing us with advance notices, therefore the actual milestone payments that we may receive under these agreements may be lower than the full amounts stated above.

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

If we do not successfully commercialize ZFP-based research reagents, ZFP-modified cell lines for commercial protein production, or ZFP-engineered transgenic animals under our license agreement with Sigma-Aldrich Corporation or ZFP-based agricultural products with Dow AgroSciences, or if Sigma-Aldrich Corporation or Dow AgroSciences terminates our agreements, our ability to generate revenue under these license agreements may be limited.

In July 2007, we entered into a license agreement with Sigma to collaborate in the application and development of ZFP-based products for use in the laboratory research reagents markets. The agreement provides Sigma with access to our ZFP technology and the exclusive right to use our ZFP technology to develop and commercialize products for use as research reagents and to offer services in related research fields. This relationship was expanded in October 2009 when we amended our license agreement with Sigma to provide Sigma with the exclusive rights to develop and distribute ZFP-modified cell lines for commercial production of protein pharmaceuticals and, certain ZFP-engineered transgenic animals for commercial applications. In June 2008, following a research period, DAS exercised its commercial license option under a license agreement with us relating to plant agriculture. This agreement provides DAS with the exclusive right to develop agricultural products using our ZFP technology in plant cells, plants, or plant cell cultures. Both companies also have the right to sublicense our technology in their respective areas. In addition to upfront payments, we may also receive additional license fees, shared sublicensing revenues, royalty payments and milestone payments depending on the success of the development and commercialization of the licensed products and services covered under both agreements. The commercial milestones and royalties are typically based upon net sales of licensed products.

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

Our success depends on our continued ability to attract, retain and motivate highly qualified management and scientific personnel and our ability to develop and maintain important relationships with leading research and academic institutions and scientists. Competition for personnel and academic and other research collaborations is intense. We have experienced a rate of employee turnover that we believe is typical of emerging biotechnology companies. If we lose the services of personnel with the necessary skills, it could significantly impede the achievement of our research and development objectives. If we fail to negotiate additional acceptable collaborations with academic and other research institutions and scientists, or if our existing collaborations are unsuccessful, our ZFP Therapeutic development programs may be delayed or may not succeed.

Risks Relating to our Common Stock and Corporate Organization

Our stock price has been volatile and may continue to be volatile, which could result in substantial losses for investors.

During the twelve months ended December 31, 2013, the closing price of our common stock price, as reported by the NASDAQ Global Select Market, ranged from a low of $6.15 to high of $14.38. During the twelve months ended December 31, 2012, the closing price of our common stock price ranged from a low of

$2.95 to a high of $6.49. Volatility in our common stock could cause stockholders to incur substantial losses. An active public market for our common stock may not be sustained, and the market price of our common stock may continue to be highly volatile. The market price of our common stock has fluctuated significantly in response to various factors, some of which are beyond our control, including but not limited to the following:

•	announcements by us or collaborators providing updates on the progress or development status of ZFP Therapeutics;

•	data from clinical trials;

•	initiation or termination of clinical trials;

•	changes in market valuations of similar companies;

•	overall market and economic conditions including the equity markets for emerging biotechnology companies;

•	deviations in our results of operations from the guidance given by us;

•	announcements by us or our competitors of new or enhanced products, technologies or services or significant contracts, acquisitions, strategic relationships, joint ventures or capital commitments;

•	regulatory developments;

•	additions or departures of key personnel;

•	future sales of our common stock or other securities by us, management or directors, liquidation of institutional funds that comprised large holdings of our stock;

•	decreases in our cash balances; and

•	changes, by one or more of Sangamo’s security analysts, in recommendations, ratings or coverage of our stock.

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

ITEM 1B – UNRESOLVED STAFF COMMENTS

None.

ITEM 2 – PROPERTIES

We currently lease approximately 27,000 square feet of research and office space located at 501 Canal Boulevard in Richmond, California. The lease expires in August of 2019. We believe such facilities are sufficient for the foreseeable future.

ITEM 3 – LEGAL PROCEEDINGS

We are not a party to any material pending legal proceeding. From time to time, we may be involved in legal proceeding arising in the ordinary course of business.

ITEM 4 – MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5 –	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock has traded on the NASDAQ Global Select Market under the symbol “SGMO” since our initial public offering on April 6, 2000.

The high and low closing prices of our common stock for each quarterly period during the last two fiscal years as reported by the NASDAQ Global Select Market were as follows:

Common Stock

	Price
	High	Low
Year ended December 31, 2013
First Quarter	$10.80	$6.15
Second Quarter	$10.65	$7.31
Third Quarter	$11.28	$7.92
Fourth Quarter	$14.38	$9.18
Year ended December 31, 2012
First Quarter	$5.67	$2.95
Second Quarter	$5.58	$4.13
Third Quarter	$6.49	$4.90
Fourth Quarter	$6.35	$5.05

Holders

As of February 1, 2014, there were 82 holders of record of Sangamo’s common stock. This number does not include “street name” or beneficial holders, whose shares are held of record by banks, brokers, financial institutions and other nominees.

Dividends

Sangamo has not paid dividends on its common stock, and currently does not plan to pay any cash dividends in the foreseeable future.

Stock Trading Plans

The majority of our directors, executive officers and other insiders, including Edward O. Lanphier II, President and CEO, have adopted stock trading plans pursuant to Rule 10b5-1 of the Securities Exchange Act of 1934, as amended, and have made sales, from time to time, pursuant to such plans.

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

Selected Financial Data

	Year Ended December 31,
	2013	2012	2011	2010	2009
	(In thousands, except per share data)
Statement of Operations Data:
Total revenues	$24,133	$21,655	$10,319	$20,805	$22,187

Operating expenses:
Research and development	36,979	31,709	32,098	33,154	28,984
General and administrative	13,800	12,144	14,042	12,586	12,605
Change in fair value of contingent liability	60	—	—	—	—

Total operating expenses	50,839	43,853	46,140	45,740	41,589

Loss from operations	(26,706)	(22,198)	(35,821)	(24,935)	(19,402)
Other income/(expense)	82	(66)	71	81	815

Net loss	$(26,624)	$(22,264)	$(35,750)	$(24,854)	$(18,587)

Basic and diluted net loss per share	$(0.48)	$(0.42)	$(0.71)	$(0.55)	$(0.44)

Shares used in computing basic and diluted net loss per share	55,974	52,741	50,512	45,167	42,048

	As of December 31,
	2013	2012	2011	2010	2009
	(In thousands)
Balance Sheet Data:
Cash, cash equivalents, marketable securities, and interest receivable	$131,814	$76,321	$84,463	$60,622	$85,281
Working capital	87,143	59,575	78,488	54,222	70,116
Total assets	140,838	82,533	87,336	62,999	87,439
Accumulated deficit	(302,133)	(275,509)	(253,245)	(217,495)	(192,641)
Total stockholders’ equity	121,710	64,896	80,132	55,907	71,782

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

Overview

We are a clinical stage biopharmaceutical company focused on the research, development and commercialization of engineered DNA-binding proteins for the development of novel therapeutic strategies for unmet medical needs. Our scientific and business development endeavors currently focus on the engineering of novel zinc finger DNA-binding proteins (ZFPs) for the regulation and modification of genes. Our strategy is to develop highly specific ZFP nucleases (ZFNs) and ZFP transcription factors (ZFP TFs) through early stage clinical testing and strategically partner with biopharmaceutical companies at points of value inflection to execute late-stage clinical trials and commercial development. In the long-term, our goal is to integrate marketing and development operations and to capture the value of late-stage and commercial ZFP Therapeutic products for ourselves.

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

In the development of our ZFP technology platform, we are focusing our resources on higher-value ZFP Therapeutic product development. We are conducting a Phase 2 and a Phase 1/2 clinical trial to evaluate a ZFP Therapeutic for the treatment of HIV/AIDS. Development of novel therapeutic products is costly and is subject to a lengthy and uncertain regulatory process by the FDA. Our future products will be gene-based therapeutics. Adverse events in both our own clinical program and other programs may have a negative impact on regulatory approval, the willingness of potential commercial partners to enter into agreements and the perception of the public.

In January 2012, we established a collaborative partnership with Shire International GmbH, formerly Shire AG, (Shire) to research, develop and commercialize some of our preclinical ZFP Therapeutic development programs, including programs in hemophilia, Huntington’s disease (HD) and other monogenic diseases. In January 2014, we established a collaborative partnership with Biogen Idec Inc. (Biogen) to discover, develop, seek regulatory approval for and commercialize therapeutics based on Sangamo’s ZFP technology for hemoglobinopathies, including beta thalassemia and sickle cell disease (SCD). We also have proprietary preclinical programs in lysosomal storage disorders (LSDs). In addition, we have research stage programs in other monogenic diseases, in central nervous system (CNS) disorders and in cancer immunotherapy.

We believe the potential commercial applications of ZFPs are broad-based and we have entered into strategic partnerships in fields outside human therapeutics to facilitate the sale or licensing of our ZFP platform as follows:

•	We have a license agreement with the research reagent company Sigma-Aldrich Corporation (Sigma). Sigma has the exclusive rights to develop and market high value laboratory research reagents based upon our ZFP technology as well as ZFP-modified cell lines for commercial production of protein pharmaceuticals and ZFP-engineered transgenic animals. Sigma is marketing ZFN-derived gene editing tools under the trademark CompoZr ®.

•	We have a license agreement with Dow AgroSciences, LLC (DAS), a wholly owned subsidiary of Dow Chemical Corporation. Under the agreement, we have provided DAS with access to our ZFP technology and the exclusive rights to use it to modify the genomes or alter protein expression of plant cells, plants, or plant cell cultures. DAS markets our ZFN technology under the trademark EXZACT™ Precision Technology. We have retained rights to use plants or plant-derived products to deliver ZFP TFs or ZFNs into human or animals for diagnostic, therapeutic or prophylactic purposes.

On October 1, 2013, we acquired Ceregene, Inc. (Ceregene), a privately held biotechnology company focused on the development of adeno-associated virus (AAV) gene therapies. The acquired assets include all of Ceregene’s therapeutic programs, including CERE-110, for the treatment of Alzheimer’s disease (AD) that is currently in a Phase 2 clinical trial, certain intellectual property rights relating to the manufacturing of AAV, certain toxicology data and safety and efficacy data from Ceregene’s human clinical trials. We believe that these additional assets provide valuable reference materials for us in the preparation and filing of IND applications for our in vivo ZFP Therapeutics, particularly those that target the brain.

For the year ended December 31, 2013, we incurred a consolidated net loss of $26.6 million, or $0.48 per share, compared to a consolidated net loss of $22.3 million, or $0.42 per share, for the same period in 2012. As of December 31, 2013, we had cash, cash equivalents, marketable securities and interest receivable totaling $131.8 million compared to $76.3 million as of December 31, 2013. As of December 31, 2013, we had an accumulated deficit of $302.1 million.

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

Critical Accounting Policies and Estimates

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

Multiple Element Arrangements prior to the adoption of ASU No. 2009-13, Revenue Recognition – Multiple Deliverable Revenue Arrangements (ASU 2009-13) . For revenue arrangements entered into before January 1, 2011, that include multiple deliverables, the elements of such agreement were divided into separate units of accounting if the deliverables met certain criteria, including whether the fair value of the delivered items could be determined and whether there was evidence of fair value of the undelivered items. In addition, the consideration was allocated among the separate units of accounting based on their fair values, and the applicable revenue recognition criteria are considered separately for each of the separate units of accounting. Prior to the adoption of ASU 2009-13, we recognized nonrefundable signing, license or non-exclusive option fees as revenue when rights to use the intellectual property related to the license were delivered and over the period of performance obligations if we had continuing performance obligations. We estimated the performance period at the inception of the arrangement and reevaluated it each reporting period. Changes to these estimates were recorded on a prospective basis.

Multiple Element Arrangements after the adoption of ASU 2009-13. ASU 2009-13 amended the accounting standards for certain multiple element revenue arrangements to:

•	provide updated guidance on whether multiple elements exist, how the elements in an arrangement should be separated, and how the arrangement consideration should be allocated to the separate elements;

•	require an entity to allocate arrangement consideration to each element based on a selling price hierarchy, also called the relative selling price method, where the selling price for an element is based on vendor-specific objective evidence (VSOE), if available; third-party evidence (TPE), if available and VSOE is not available; or the best estimate of selling price (ESP), if neither VSOE nor TPE is available; and

•	eliminate the use of the residual method and require an entity to allocate arrangement consideration using the selling price hierarchy.

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

Business Combinations

We accounted for the acquisition of Ceregene in accordance with Accounting Standards Codification (ASC) Topic 805, Business Combinations. ASC Topic 805 establishes principles and requirements for recognizing and measuring the total consideration transferred to and the assets acquired, liabilities assumed and any non-controlling interests in the acquired target in a business combination. ASC Topic 805 also provides guidance for recognizing and measuring goodwill acquired in a business combination; requires purchased in-process research and development to be capitalized at fair value as intangible assets at the time of acquisition; requires acquisition-related expenses and restructuring costs to be recognized separately from the business combination; expands the definition of what constitutes a business; and requires the acquirer to disclose information that users may need to evaluate and understand the financial effect of the business combination.

Fair Value Measurements

The carrying amounts for financial instruments consisting of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate fair value due to their short maturities. Marketable securities and contingent consideration liabilities are stated at their estimated fair values. The counterparties to the agreements relating to our investment securities consist of the US Treasury, governmental agencies, various major corporations and financial institutions with high credit standing.

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

Results of Operations

Years Ended December 31, 2013, 2012 and 2011

Revenues

	Year Ended December 31,
	2013	2012	Change	% Change	2012	2011	Change	% Change
	(In thousands, except percentage values)
Revenues:
Collaboration agreements	$21,678	$18,186	$3,492	19%	$18,186	$6,110	$12,076	198%
Research grants	2,455	3,469	(1,014)	(29%)	3,469	4,209	(740)	(18%)

Total revenues	$24,133	$21,655	$2,478	11%	$21,655	$10,319	$11,336	110%

Total revenues consisted of revenues from collaboration agreements and research grants. We anticipate revenues over the next several years will primarily be derived from our collaboration agreements with Shire, Biogen, Sigma and DAS.

Revenues from our corporate collaboration agreements were $21.7 million in 2013, $18.2 million in 2012 and $6.1 million in 2011. The increase in revenue from collaborations in 2013 compared to 2012 was primarily due to an increase of $5.4 million in revenues from Shire, partially offset by a decrease of $1.7 million in revenues from DAS related to research and manufacturing services. The increase in revenue from collaborations in 2012 compared to 2011 was primarily due to $11.0 million in revenues from our agreement with Shire which we entered into in January 2012. Revenues related to Shire included amortization of a $13.0 million upfront license payment and revenues for research services provided to Shire.

Research grant revenues were $2.5 million in 2013, $3.5 million in 2012 and $4.2 million in 2011. The decrease of $1.0 million in 2013 from 2012 was mainly due to the termination of our agreements with the CHDI Foundation, Inc. (CHDI) and the Juvenile Diabetes Research Foundation International (JDRF) in 2012. The decrease was partially offset by revenues related to other grant agreements. The decrease of $0.7 million in 2012 from 2011 was primarily due to a decrease in revenues of $0.5 million from the California Institute for Regenerative Medicine (CIRM) as well as $0.4 million from the Michael J. Fox Foundation for Parkinson’s Research (MJFF), partially offset by an increase in revenues of $0.2 million from JDRF.

During 2013, revenues related to Shire and DAS represented 68% and 12%, respectively, of total revenues. During 2012, revenues related to Shire, Sigma and DAS represented 51%, 11% and 22%, respectively, of total revenues. During 2011, revenues related to Sigma, DAS, CIRM and CHDI represented 15%, 43%, 18% and 11% of total revenues, respectively.

Operating Expenses

	Year Ended December 31,
	2013	2012	Change	% Change	2012	2011	Change	% Change
	(In thousands, except percentage values)
Operating expenses:
Research and development	$36,979	$31,709	$5,270	17%	$31,709	$32,098	$(389)	(1%)
General and administrative	13,800	12,144	1,656	14%	12,144	14,042	(1,898)	(14%)
Change in fair value of contingent liability	60	—	60	100%	—	—	—	—

Total operating expenses	$50,839	$43,853	$6,986	16%	$43,853	$46,140	$(2,287)	(5%)

Research and Development Expenses

We expect to continue to devote substantial resources to research and development in the future and expect research and development expenses to increase in the next several years if we are successful in advancing our HIV/AIDS program in the clinic and if we are able to progress our earlier stage ZFP therapeutic product candidates into clinical trials including our programs under collaboration with Shire and Biogen. Pursuant to the terms of the agreements with Shire and Biogen, future expenses related to research and certain development activities will be reimbursed to Sangamo, including employee and external research costs. The reimbursement funds received from Shire and Biogen will be recognized as revenue as the costs are incurred and collection is reasonably assured. We also continue to fulfill our obligations under the terms of our non-therapeutic collaborations with Sigma and DAS. In addition, to the extent we continue to receive royalties from Sigma, we will incur fees related to certain technologies that we have in-licensed.

Research and development expenses were $37.0 million in 2013, $31.7 million in 2012 and $32.1 million in 2011. The increase of $5.3 million in research and development expenses in 2013 was primarily due to an increase in internal and external research expenses related to our pre-clinical ZFP Therapeutic programs, including our programs under our collaboration with Shire, of $5.0 million. Additionally, personnel related expenses, including salaries and stock-based compensation expenses, increased by $1.2 million. These increases were partially offset by a decrease in clinical and manufacturing expenses of $1.1 million, primarily related to our HIV/AIDS program

The decrease of $0.4 million in 2012 compared to 2011 was primarily due to a decrease in clinical and manufacturing expenses related to our HIV/AIDS program as well as our terminated SB-509 program of $4.5 million and a decrease in stock-based compensation expenses of $0.8 million, partially offset by an increase in expenses related to our pre-clinical ZFP Therapeutic programs of $3.5 million, including our programs under collaboration with Shire, as well as an increase in personnel related expenses of $0.8 million.

Drug development is inherently uncertain and the successful completion of our development programs is subject to numerous technological challenges and risks and we cannot presently estimate anticipated completion dates for any of our programs. Material cash inflows associated with the sale of products, if any, which result from our research efforts are not expected for at least five years. See Risk Factors— “Our potential therapeutic products are subject to a lengthy and uncertain regulatory process, and if these potential products are not approved, we will not be able to commercialize these products” and “Our gene regulation and gene modification technology is relatively new, and if we are unable to use this technology in all our intended applications, it would limit our revenue opportunities.”

The table below shows research and development expenses for our primary clinical development program, SB-728-T, expenses associated with other clinical stage programs as well as expenses related to our preclinical and research stage programs, including our therapeutic programs under collaboration with Shire and non-therapeutic collaborations.

	Year Ended December 31, (In thousands)
Programs	2013	2012	2011
SB-728-T clinical programs	$7,071	$9,115	$11,297
Other clinical programs	867	510	5,645
Pre-clinical and research programs	29,041	22,084	15,156

Total research and development expenses	$36,979	$31,709	$32,098

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

General and administrative expenses were $13.8 million in 2013, $12.1 million in 2012 and $14.0 million in 2012. The increase in general and administrative expenses of $1.7 million in 2013 was primarily due to an increase of $0.9 million in personnel related expenses, including salaries and stock-based compensation expenses, and an increase in professional services expenses of $0.9 million.

The decrease of $1.9 million in 2012 from 2011 was primarily due to a decrease in stock-based compensation expenses of $1.9 million as well as a decrease in professional services expenses of $0.8 million, partially offset by an increase in personnel related expenses of $0.6 million due to increased headcount, salaries and incentive compensation and an increase in other allocated facility expenses of $0.2 million.

Other income (expense), net

Other income was $0.1 million in 2013 and 2011, and other expense was $0.1 million in 2012. The expense in 2012 was primarily related to disposal of fixed assets, partially offset by interest income of $0.1 million. Other income in 2013 and 2011 was comprised of interest income.

Liquidity and Capital Resources

Liquidity

Since inception, we have incurred significant net losses and we have funded our operations primarily through the issuance of equity securities, payments from corporate collaborators and strategic partners and research grants.

As of December 31, 2013, we had cash, cash equivalents, marketable securities and interest receivable totaling $131.8 million compared to $76.3 million as of December 31, 2012, with the increase primarily attributable to the completion of an underwritten public offering of the Company’s common stock in September 2013, in which 7,015,000 shares of Sangamo common stock were sold at a public offering price of $10.58 per share. The net proceeds to the Company from the sale of shares in this offering, after deducting underwriting discounts and commissions and other estimated offering expenses, were approximately $69.5 million.

Our most significant use of capital pertains to salaries and benefits for our employees and external research and development expenses, such as manufacturing, clinical trials and preclinical activity, related to our ZFP Therapeutic programs. Our cash and investment balances are held in a variety of interest bearing instruments, including obligations of U.S. government agencies, U.S. treasury debt securities, corporate debt securities and money market funds. Cash in excess of immediate requirements is invested in accordance with our investment policy with a view toward capital preservation and liquidity.

In January 2012, we entered into a collaboration and license agreement with Shire, pursuant to which we are collaborating with Shire to research, develop and commercialize certain gene targets in human therapeutics and diagnostics for hemophilia, HD and other monogenic diseases based on our ZFP technology. Under the Agreement, we received an upfront license fee of $13.0 million.

On January 8, 2014, we entered into a collaboration and license agreement with Biogen, pursuant to which Sangamo and Biogen will collaborate to discover, develop, seek regulatory approval for and commercialize therapeutics based on Sangamo’s ZFP technology for hemoglobinopathies, including beta-thalassemia and SCD. Under the Agreement, we will receive an upfront license fee of $20.0 million.

In October 2013, we acquired Ceregene’s therapeutic programs, including a Phase 2 clinical trial for CERE-110 for the treatment of AD. The operations of Ceregene’s business, including the conduct of clinical trials, are funded by an award granted by the NIH, and we do not expect to incur significant cash expenditure to continue such operations.

Cash Flow

Operating activities. For all periods, net cash used in operating activities primarily reflects our net operating losses adjusted for non-cash items including stock-based compensation expense. Net cash used in operating activities was $19.5 million in 2013 compared to $8.1 million in 2012. The increase in net cash used in operations in 2013 was primarily due to an increase in research and development expenses related to our pre-clinical research programs and an increase in deferred revenues in 2012 related to the $13.0 million upfront payment from Shire pursuant to the collaboration and license agreement.

Net cash used in operating activities was $8.1 million in 2012 compared to $25.9 million in 2011. The decrease in net cash used in operating activities in 2012 compared to 2011 was primarily the result of a $13.0 million upfront payment related to our collaboration and license agreement entered into with Shire in January 2012, as well as lower clinical trial related expenses in 2012 compared to 2011.

Investing activities. Net cash used in investing activities was $68.1 million in 2013. Net cash provided by investing activities was $11.3 million in 2012. Net cash used in investing activities was $20.0 million in 2011. Cash flows from investing activities for all periods primarily related to purchases, sales and maturities of marketable securities.

Financing activities. Net cash provided by financing activities was $76.1 million in 2013, $1.7 million in 2012 and $51.9 million in 2011. Net cash provided by financing activities in 2013 was primarily attributable to $69.5 million in net proceeds from a public offering of the Company’s common stock in September 2013, as well as proceeds from the issuance of common stock upon exercise of stock options. Net cash provided by financing activities in 2012 primarily related to proceeds from the issuance of common stock upon exercise of stock options. Net cash provided by financing activities in 2011 was primarily attributable to $50.2 million in net proceeds from a public offering of the Company’s common stock in April 2011, as well as proceeds from the issuance of common stock upon exercise of stock options.

Operating Capital and Capital Expenditure Requirements

We anticipate continuing to incur operating losses for at least the next several years. While we expect our rate of cash usage to increase in the future, in particular to support our product development endeavors, we believe that the available cash resources as well as funds received from corporate collaborators, strategic partners and research grants will enable us to maintain our currently planned operations through 2015. Future capital requirements will be substantial and if our capital resources are insufficient to meet future capital requirements, we will need to raise additional capital to fund our operations, including ZFP Therapeutic development activities, through equity or debt financing. We regularly consider fund raising opportunities and may decide, from time to time, to raise capital based on various factors, including market conditions and our plans of operation. Additional capital may not be available on terms acceptable to us, or at all. If adequate funds are not available, or if the terms of potential funding sources are unfavorable, our business and our ability to develop our technology and our ZFP Therapeutic products would be harmed. Furthermore, any sales of additional equity securities may result in dilutions to our stockholders, and any debt financing may include covenants that restrict our business.

Our future capital requirements will depend on many forward looking factors, including the following:

•	the initiation, progress, timing and completion of clinical trials for our product candidates and potential product candidates;

•	the outcome, timing and cost of regulatory approvals;

•	the success of our collaboration agreements with Shire and Biogen;

•	delays that may be caused by changing regulatory requirements;

•	the number of product candidates that we pursue;

•	the costs involved in filing and prosecuting patent applications and enforcing and defending patent claims;

•	the timing and terms of future in-licensing and out-licensing transactions;

•	the cost and timing of establishing sales, marketing, manufacturing and distribution capabilities;

•	the cost of procuring clinical and commercial supplies of our product candidates;

•	the extent to which we acquire or invest in businesses, products or technologies; and

•	the possible costs of litigation.

There is no provision for income taxes because we have only incurred losses since our inception. As of December 31, 2013, we had net operating loss carryforwards for federal and state income tax purposes of approximately $208.8 million and $199.0 million, respectively. If not utilized, the net federal and state operating loss carryforwards will begin to expire in 2014. We also have federal and state research tax credit carryforwards of $6.2 million and $6.5 million, respectively. The federal research credits will begin to expire in 2018 while the state research credits have no expiration date. Utilization of our net operating loss carryforwards and research tax credit carryforwards may be subject to substantial annual limitations due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. The annual limitation could result in the expiration of the net operating loss carryforwards and research tax credit carryforwards before use.

Contractual Obligations and Commercial Commitments

As of December 31, 2013, we had contractual obligations and commercial commitments as follows (in thousands):

	Payments Due by Period
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Operating leases	$3,861	$570	$1,356	$1,935	$0
License obligations	2,357	373	586	565	833

Total contractual obligations	$6,218	$943	$1,942	$2,500	$833

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

The securities in our investment portfolio are not leveraged, are classified as available-for-sale and are, due to their short-term nature, subject to minimal interest rate risk. Our investments currently consist of U.S. Treasury securities, U.S. government-sponsored enterprise securities and corporate notes. Our investment policy, approved by our Board of Directors, limits the amount we may invest in any one type of investment issuer, thereby reducing credit risk concentrations. All investments have a fixed interest rate and are carried at market value, which approximates cost. We do not use derivative financial instruments in our investment portfolio. We do not believe that a decrease in interest rates would have a material negative impact on the value of our investment portfolio.

ITEM 8 – FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

SANGAMO BIOSCIENCES, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Sangamo BioSciences, Inc.

We have audited the accompanying consolidated balance sheets of Sangamo BioSciences, Inc. as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sangamo BioSciences, Inc. as of December 31, 2013 and 2012, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Sangamo BioSciences Inc.’s internal control over financial reporting as of December 31, 2013, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) and our report dated February 24, 2014 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

San Jose, California

February 24, 2014

SANGAMO BIOSCIENCES, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2013	2012
	(In thousands, except share and per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$10,186	$21,679
Marketable securities	82,627	41,868
Interest receivable	338	190
Accounts receivable	3,155	4,129
Prepaid expenses	457	296
Restricted cash	320	—
Other current assets	191	203

Total current assets	97,274	68,365
Marketable securities, non-current	38,663	12,584
Property and equipment, net	1,406	1,543
Intangible assets, in-process research and development	1,870	—
Goodwill	1,585	—
Other assets	40	41

Total assets	$140,838	$82,533

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$4,380	$4,013
Accrued compensation and employee benefits	3,194	2,473
Escrow liability	275	—
Deferred revenue	2,282	2,304

Total current liabilities	10,131	8,790
Deferred revenue, non-current	6,679	8,847
Contingent consideration liability	1,570	—
Deferred tax liability	748	—

Total liabilities	19,128	17,637

Commitments and contingencies
Stockholders’ equity:
Common stock, $0.01 par value; 80,000,000 shares authorized, 62,243,892 and 53,058,525 shares issued and outstanding at December 31, 2013 and 2012, respectively	622	531
Additional paid-in capital	423,209	339,848
Accumulated deficit	(302,133)	(275,509)
Accumulated other comprehensive income	12	26

Total stockholders’ equity	121,710	64,896

Total liabilities and stockholders’ equity	$140,838	$82,533

See accompanying Notes to Consolidated Financial Statements.

SANGAMO BIOSCIENCES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2013	2012	2011
	(In thousands, except per share amounts)
Revenues:
Collaboration agreements	$21,678	$18,186	$6,110
Research grants	2,455	3,469	4,209

Total revenues	24,133	21,655	10,319

Operating expenses:
Research and development	36,979	31,709	32,098
General and administrative	13,800	12,144	14,042
Change in fair value of contingent liability	60	—	—

Total operating expenses	50,839	43,853	46,140

Loss from operations	(26,706)	(22,198)	(35,821)
Other income (expense), net	82	(66)	71

Net loss	$(26,624)	$(22,264)	$(35,750)

Basic and diluted net loss per share	$(0.48)	$(0.42)	$(0.71)

Shares used in computing basic and diluted net loss per share	55,974	52,741	50,512

See accompanying Notes to Consolidated Financial Statements.

SANGAMO BIOSCIENCES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Year Ended December 31,
	2013	2012	2011
	(In thousands)
Net loss	$(26,624)	$(22,264)	$(35,750)
Change in unrealized gain on available-for-sale securities	(14)	14	18

Comprehensive loss	$(26,638)	$(22,250)	$(35,732)

See accompanying Notes to Consolidated Financial Statements.

SANGAMO BIOSCIENCES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income/ (Loss)	Total Stockholders’ Equity
	Shares	Amount
	(In thousands, except share data)
Balances at December 31, 2010	45,377,739	$454	$272,954	$(217,495)	$(6)	$55,907

Issuance of common stock in connection with underwritten public offering, net of issuance costs	6,700,000	67	50,152	—	—	50,219
Issuance of common stock upon exercise of stock options and in connection with restricted stock units	324,416	3	1,191	—	—	1,194
Issuance of common stock under employee stock purchase plan	152,640	2	461	—	—	463
Stock-based compensation	—	—	8,081	—	—	8,081
Comprehensive loss:
Net unrealized gain on marketable securities	—	—	—	—	18	18
Net loss	—	—	—	(35,750)	—	(35,750)
Comprehensive loss	—	—	—	—	—	(35,732)

Balances at December 31, 2011	52,554,795	$526	$332,839	$(253,245)	$12	$80,132
Issuance of common stock upon exercise of stock options and in connection with restricted stock units	328,355	3	1,216	—	—	1,219
Issuance of common stock under employee stock purchase plan	175,375	2	455	—	—	457
Stock-based compensation	—	—	5,338	—	—	5,338
Comprehensive loss:
Net unrealized gain on marketable securities	—	—	—	—	14	14
Net loss	—	—	—	(22,264)	—	(22,264)

Comprehensive loss	—	—	—	—	—	(22,250)

Balances at December 31, 2012	53,058,525	$531	$339,848	$(275,509)	$26	$64,896
Issuance of common stock in connection with underwritten public offering, net of issuance costs	7,015,000	70	69,422	—	—	69,492
Issuance of common stock upon exercise of stock options and in connection with restricted stock units	1,889,818	19	6,099	—	—	6,118
Issuance of common stock under employee stock purchase plan	180,551	1	495	—	—	496
Issuance of common stock in connection with acquisition of Ceregene, Inc.	99,998	1	1,199	—	—	1,200
Stock-based compensation	—	—	6,146	—	—	6,146
Comprehensive loss:
Net unrealized gain on marketable securities	—	—	—	—	(14)	(14)
Net loss	—	—	—	(26,624)	—	(26,624)

Comprehensive loss	—	—	—	—	—	(26,638)

Balances at December 31, 2013	62,243,892	$622	$423,209	$(302,133)	$12	$121,710

See accompanying Notes to Consolidated Financial Statements.

SANGAMO BIOSCIENCES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2013	2012	2011
	(In thousands)
Operating activities:
Net loss	$(26,624)	$(22,264)	$(35,750)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	569	660	646
Amortization of premium / discount on marketable securities	912	889	1,576
Stock-based compensation	6,146	5,338	8,081
Net loss on disposal of property and equipment	—	123	—
Change in fair value of contingent consideration liability	60	—	—
Net changes in operating assets and liabilities:
Restricted cash	(320)	—	—
Escrow liability	275	—	—
Interest receivable	(148)	141	6
Accounts receivable	1,008	(3,414)	(553)
Prepaid expenses and other assets	(160)	14	(13)
Accounts payable and accrued liabilities	269	(1,503)	(139)
Accrued compensation and employee benefits	721	800	315
Deferred revenue	(2,190)	11,134	(64)

Net cash used in operating activities	(19,482)	(8,082)	(25,895)

Investing activities:
Purchases of marketable securities	(118,894)	(91,428)	(112,974)
Maturities of marketable securities	51,129	103,470	83,412
Proceeds from sales of marketable securities	—	—	10,139
Acquistion of Ceregene, Inc., net of cash received	79	—	—
Purchases of property and equipment	(432)	(723)	(576)

Net cash provided by / (used in) investing activities	(68,118)	11,319	(19,999)

Financing activities:
Proceeds from public offering of common stock, net of issuance costs	69,492	—	50,152
Taxes paid related to net share settlement of equity awards	(2,015)	—	(48)
Proceeds from issuance of common stock	8,630	1,676	1,772

Net cash provided by financing activities	76,107	1,676	51,876

Net increase / (decrease) in cash and cash equivalents	(11,493)	4,913	5,982
Cash and cash equivalents, beginning of period	21,679	16,766	10,784

Cash and cash equivalents, end of period	$10,186	$21,679	$16,766

Supplemental disclosures of noncash investing activities:
Fair value of shares of common stock issued pursuant to the acquisition of Ceregene Inc.	1,200	—	—

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

Sangamo is currently working on a number of long-term development projects that will involve experimental technology. The projects may require several years and substantial expenditures to complete and ultimately may be unsuccessful. The Company plans to finance operations with available cash resources, collaborations and strategic partnerships funds, research grants and from the issuance of equity or debt securities. Sangamo believes that its available cash, cash equivalents and investments as of December 31, 2013, along with expected revenues from collaborations, strategic partnerships and research grants, will be adequate to fund its operations at least through 2015. Sangamo will need to raise substantial additional capital to fund subsequent operations and complete the development and commercialization of its products. Additional capital may not be available on terms acceptable to the Company, or at all. If adequate funds are not available, or if the terms of potential funding sources are unfavorable, the Company’s business and ability to develop its technology and ZFP Therapeutic products would be harmed. Furthermore, any sales of additional equity securities may result in dilutions to the Company’s stockholders, and any debt financing may include covenants that restrict the Company’s business.

Sangamo acquired Ceregene, Inc. (Ceregene) on October 1, 2013. Under the merger agreement, Sangamo obtained Ceregene’s therapeutic programs, including CERE-110 for the treatment of Alzheimer’s disease (AD) that is currently in a Phase 2 clinical trial. Sangamo also acquired certain intellectual property rights relating to the manufacturing of AAV, and certain toxicology data and safety and efficacy data from Ceregene’s human clinical trials which will enhance and expand the application of Sangamo’s in vivo ZFP Therapeutics, particularly those that target the brain.

Basis of Presentation

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. Actual results could differ from those estimates. The consolidated financial statements include the accounts of Sangamo and its wholly owned subsidiaries, Ceregene and Gendaq Limited, after elimination of all intercompany balances and transactions.

Business Combinations

The Company accounted for the acquisition of Ceregene in accordance with Accounting Standards Codification (ASC) Topic 805, Business Combinations. ASC Topic 805 establishes principles and requirements for recognizing and measuring the total consideration transferred to and the assets acquired, liabilities assumed and any non-controlling interests in the acquired target in a business combination. ASC Topic 805 also provides guidance for recognizing and measuring goodwill acquired in a business combination; requires purchased in-process research and development to be capitalized at fair value as intangible assets at the time of acquisition; requires acquisition-related expenses and restructuring costs to be recognized separately from the business combination; expands the definition of what constitutes a business; and requires the acquirer to disclose information that users may need to evaluate and understand the financial effect of the business combination.

Cash and Cash Equivalents

Sangamo considers all highly liquid investments purchased with original maturities of three months or less at the purchase date to be cash equivalents. Cash and cash equivalents consist of deposits in money market investment accounts, government sponsored entity debt securities, US Treasury debt securities and corporate bank accounts.

As part of the acquisition of Ceregene, Sangamo was required to set aside $0.3 million in an escrow account until October 1, 2014. The cash hold in escrow was recorded as restricted cash.

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

Fair Value Measurements

The carrying amounts for financial instruments consisting of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate fair value due to their short maturities. Marketable securities and contingent consideration liabilities are stated at their estimated fair values. The counterparties to the agreements relating to the Company’s investment securities generally can consist of the US Treasury, various major corporations, governmental agencies and financial institutions with high credit standing.

Property and Equipment

Property and equipment are stated at cost, less accumulated depreciation and amortization. Depreciation is calculated using the straight-line method based on the estimated useful lives of the related assets (generally three to five years). For leasehold improvements, amortization is calculated using the straight-line method based on the shorter of the useful life or the lease term. The Company reviews its property and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

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

Multiple Element Arrangements after the adoption of ASU 2009-13. ASU 2009-13 amended the accounting standards for certain multiple element revenue arrangements to:

•	provide updated guidance on whether multiple elements exist, how the elements in an arrangement should be separated, and how the arrangement consideration should be allocated to the separate elements;

•	require an entity to allocate arrangement consideration to each element based on a selling price hierarchy where the selling price for an element is based on vendor-specific objective evidence (VSOE), if available; third-party evidence (TPE), if available and VSOE is not available; or the best estimate of selling price (ESP), if neither VSOE nor TPE is available; and

•	eliminate the use of the residual method and require an entity to allocate arrangement consideration using the relative selling price method.

For revenue agreements with multiple element arrangements, such as license and development agreements, entered into on or after January 1, 2011, the Company allocates revenue to each non-contingent element based on the relative selling price of each element. When applying the relative selling price method, the Company determines the selling price for each deliverable using VSOE of selling price or TPE of selling price. If neither exists the Company uses ESP for that deliverable. Revenue allocated is then recognized when the basic four revenue recognition criteria are met for each element. The collaboration and license agreement entered into with Shire International GmbH, formerly Shire AG, (Shire) in January 2012 was evaluated under these amended accounting standards.

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

During 2013, revenues related to Shire, Sigma-Aldrich Corporation (Sigma) and Dow AgroSciences LLC (DAS) represented 68%, 9% and 12%, respectively, of total revenues. During 2012, revenues related Shire, Sigma and DAS represented 51%, 11% and 22% of total revenues, respectively. During 2011, revenues related to Sigma, DAS, California Institute for Regenerative Medicine (CIRM) and CHDI Foundation, Inc. (CHDI) represented 15%, 43%, 18% and 11% of total revenues, respectively.

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

Intangible Assets – In-Process Research and Development

Intangible assets related to in-process research and development costs, or IPR&D, are considered to be indefinite-lived until the completion or abandonment of the associated research and development efforts. If and when development is complete, which generally occurs if and when regulatory approval to market a product is obtained, the associated assets would be deemed finite-lived and would then be amortized based on their respective estimated useful lives at that point in time. Prior to completion of the research and development efforts, the assets are considered indefinite-lived. During this period, the assets will not be amortized but will be tested for impairment on an annual basis and between annual tests if the Company becomes aware of any events occurring or changes in circumstances that would indicate a reduction in the fair value of the IPR&D projects below their respective carrying amounts. The Company observed no impairment indicators of the recorded IPR&D in the year ended December 31, 2013

Goodwill

Goodwill represents the excess of the consideration transferred over the estimated fair values of assets acquired and liabilities assumed in a business combination and is considered to be indefinite-lived. Goodwill is not amortized but is tested for impairment on an annual basis and between annual tests if the Company becomes aware of any events occurring or changes in circumstances that would indicate a reduction in the fair value of the goodwill below its carrying amount. The Company observed no impairment indicators of the recorded goodwill in the year ended December 31, 2013.

Contingent Consideration Liability

Under the merger agreement with Ceregene, the Company may be required to make contingent earn-out payments if the Company grants a third-party license to develop and commercialize certain product candidates acquired from Ceregene, or if the Company commercializes any of these product candidates itself. These earn-out payments will become payable in the period they are earned. In accordance with ASC Topic 805, Business Combinations, the Company determined the fair value of this liability for contingent consideration on the acquisition date using a probability-weighted discounted cash flow analysis. Future changes to the fair value of the contingent consideration will be determined each period and charged to expense in the “Changes in fair value of contingent liability” expense line item in the Consolidated Statements of Operations under operating expenses.

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

Because Sangamo is in a net loss position, diluted net loss per share excludes the effects of common stock equivalents consisting of options, which are all anti-dilutive. All stock options outstanding were excluded from the calculation of diluted net loss per share. Stock option outstanding at the end of 2013, 2012 and 2011 were 8,405,864, 9,184,346 and 8,346,190, respectively.

Segments

The Company operates in one segment. Management uses one measurement of profitability and does not segregate its business for internal reporting. As of December 31, 2013 and 2012, all of the Company’s assets were maintained in the U.S. For the years ended December 31, 2013, 2012 and 2011, 100% of revenues and operating expenses were generated and incurred in the U.S.

Recent Accounting Pronouncements

In February 2013, the FASB issued ASU No. 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. This newly issued accounting standard requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. This ASU is effective for reporting periods beginning after December 15, 2012. The Company adopted this standard in the first quarter of 2013 and the adoption of this standard did not have an impact on its financial position or results of operations.

NOTE 2 –FAIR VALUE MEASUREMENT

The Company measures certain assets and liabilities at fair value on a recurring basis, including cash equivalents, available-for-sale securities and contingent consideration liability. The fair value is determined based on a three-tier hierarchy under the authoritative guidance for fair value measurements and disclosures that prioritizes the inputs used in measuring fair value as follows:

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

The fair value measurements of cash equivalents, available-for-sale securities and contingent consideration liabilities are identified at the following levels within the fair value hierarchy (in thousands):

	December 31, 2013 Fair Value Measurements
	Total	Level 1	Level 2	Level 3
Assets:
Money market funds	$6,934	$6,934	$—	$—
U.S. government sponsored entity debt securities	121,290	—	121,290	—

Total	$128,224	$6,934	$121,290	$—

Liabilities:
Contingent consideration liability	$1,570	$—	$—	$1,570

Total	$1,570	$—	$—	$1,570

	December 31, 2012 Fair Value Measurements
	Total	Level 1	Level 2	Level 3
Assets:
Money market funds	15,839	15,839	—	—
U.S. government sponsored entity debt securities	57,449	—	57,449	—

Total	$73,288	$15,839	$57,449	$—

Contingent Consideration Liability

The Company initially recorded a liability on the acquisition date of the estimated fair value of contingent consideration payments to former Ceregene stockholders, as outlined under the terms of the merger agreement with Ceregene. These contingent payments are owed if the Company grants a third-party license to develop and commercialize certain product candidates acquired from Ceregene, or if the Company commercializes any of these product candidates itself. The fair values of these Level 3 liabilities are estimated using a probability-weighted discounted cash flow analysis. Such valuations require significant estimates and assumptions including but not limited to: determining the timing and estimated costs to complete the in-process projects, projecting regulatory approvals, estimating future cash flows, and developing appropriate discount rates.

Subsequent changes in the fair value of these contingent consideration liabilities are recorded to the “Change in fair value of contingent liability” expense line item in the Consolidated Statements of Operations under operating expenses. From the acquisition date of October 1, 2013 through December 31, 2013, the recognized amount of the liability for contingent consideration increased by $0.1 million primarily as the result of the passage of time.

Year ended December 31, 2013
Fair value on date of acquisition (October 1, 2013)	$1,510
Change in fair value	60

Fair value at end of period	$1,570

NOTE 3 –MARKETABLE SECURITIES

The table below summarizes the Company’s cash equivalents and available-for-sale securities (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
December 31, 2013
Cash equivalents:
Money market funds	$6,934	$—	$—	$6,934

Total	6,934	—	—	6,934

Available-for-sale securities:
U.S. government sponsored entity debt securities	121,278	12	—	121,290

Total cash equivalents and available-for-sale securities	$128,212	$12	$—	$128,224

December 31, 2012
Cash equivalents:
U.S. government sponsored entity debt securities	$2,997	$—	$—	$2,997
Money market funds	15,839	—	—	15,839

Total	18,836	—	—	18,836

Available-for-sale securities:
U.S. government sponsored entity debt securities	54,426	26	—	54,452

Total cash equivalents and available-for-sale securities	$73,262	$26	$—	$73,288

As of December 31, 2013, all of the Company’s investments had maturity dates within two years and there were no material unrealized losses during 2013. Approximately 70% of the Company’s available-for-sale securities mature within the next twelve months of the date of the balance sheet date and approximately 30% of the Company’s available-for-sale securities have maturities between twelve and twenty-four months from the date of the balance sheet date. The Company had no material realized losses or other-than-temporary impairments of available-for-sale securities for the years ended December 31, 2013, 2012 and 2011.

NOTE 4 – STOCK-BASED COMPENSATION

The following table shows total stock-based compensation expense recognized in the consolidated statements of operations (in thousands):

	Year Ended December 31,
	2013	2012	2011
Research and development	$3,204	$2,892	$3,769
General and administrative	2,942	2,446	4,312

Total stock-based compensation expense	$6,146	$5,338	$8,081

As of December 31, 2013, total stock-based compensation expense related to unvested stock options to be recognized in future periods was $11.2 million, which is expected to be expensed over a weighted-average period of 2.87 years. As of December 31, 2013, total compensation expense related to unvested RSUs to be recognized in future periods was $5.4 million, which is expected to be expensed over a weighted-average period of 1.98 years. There was no capitalized stock-based employee compensation expense as of December 31, 2013.

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

The weighted-average estimated fair value per share of options granted during 2013, 2012 and 2011 was $8.29, $3.76 and $3.20, respectively, based upon the assumption in the Black-Scholes valuation model. The assumptions used for estimating the fair value of the employee stock options are as follows:

	Year Ended December 31,
	2013	2012	2011
Risk-free interest rate	1.50-1.88%	0.74-1.34%	0.93-2.11%
Expected life of option (in years)	5.36-5.38	5.40-5.58	5.39-5.41
Expected dividend yield of stock	0%	0%	0%
Expected volatility	0.88	0.87-0.88	0.83-0.86

Employees purchased approximately 181,000, 175,000 and 153,000 shares of common stock through the 2010 Purchase Plan at an average exercise price of $2.75, $2.61 and $3.02 per share during the fiscal years 2013, 2012 and 2011, respectively.

The weighted-average estimated fair value of shares purchased under the Company’s ESPP during 2013, 2012 and 2011 were $1.47, $2.51 and $1.62, respectively, based upon the assumptions in the Black-Scholes valuation model. The weighted–average assumptions used for estimating the fair value of the ESPP purchase rights are as follows:

	Year Ended December 31,
	2013	2012	2011
Risk-free interest rate	0.05-0.61%	0.05-0.30%	0.05-0.61%
Expected life of option (in years)	0.5-2.0	0.5-2.0	0.5-2.0
Expected dividend yield of stock	0%	0%	0%
Expected volatility	0.51-0.85	0.93-1.37	0.58-0.85

NOTE 5 – MAJOR CUSTOMERS, PARTNERSHIPS AND STRATEGIC ALLIANCES

Collaboration Agreements

Collaboration and License Agreement with Shire International GmbH, formerly Shire AG, in Human Therapeutics and Diagnostics

In January 2012, the Company entered into a collaboration and license agreement (the Agreement) with Shire pursuant to which the Company and Shire collaborate to research, develop and commercialize human therapeutics and diagnostics for monogenic diseases based on Sangamo’s ZFP technology. Under the Agreement, the Company and Shire may develop potential human therapeutic or diagnostic products for seven gene targets. The initial four gene targets selected were blood clotting Factors VII, VIII, IX and X, and products developed for such initial gene targets will be used for treating or diagnosing hemophilia. In June 2012, Shire selected a fifth gene target for the development of a ZFP therapeutic for Huntington’s disease (HD), an inherited neurodegenerative disease for which there are currently no therapies available to slow the disease progression. Shire has the right, subject to certain limitations, to designate two additional gene targets. Pursuant to the Agreement, the Company granted Shire an exclusive, world-wide, royalty-bearing license, with the right to grant sublicenses, to use Sangamo’s ZFP technology for the purpose of developing and commercializing human therapeutic and diagnostic products for the gene targets. The initial research term of the Agreement is six years and is subject to extensions upon mutual agreement and under other specified circumstances.

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

Under the agreement, the Company received an upfront license fee of $13.0 million. In addition, the Company will also be eligible to receive $33.5 million in payments upon the achievement of specified research, regulatory, clinical development milestones, including payments for each gene target through the acceptance of an IND or CTA submission totaling $8.5 million, as well as $180 million in payments upon the achievement of specified commercialization and sales milestones. The total amount of potential milestone payments for each of the seven gene targets, assuming the achievement of all specified milestones in the Agreement, is $213.5 million. The Company will also be eligible to receive royalty payments that are a tiered double-digit percentage of net sales of licensed product sold by Shire or its sublicensees developed under the collaboration, if any. To date, no products have been approved and therefore no royalty fees have been earned under the Agreement with Shire.

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

The Company has identified the deliverables within the arrangement as a license to the technology and on-going research services activities. The Company has concluded that the license is not a separate unit of accounting as it does not have stand-alone value to Shire apart from the research services to be performed pursuant to the Agreement. As a result, the Company will recognize revenue from the upfront payment on a straight-line basis over a six-year initial research term during which the Company will perform research services. As of December 31, 2013, the Company has deferred revenue of $8.9 million related to this Agreement.

Revenues recognized under the agreement with Shire for the years ended December 31, 2013 and 2012, were as follows (in thousands):

	Year ended December 31,
	2013	2012
Revenues related to Shire Collaboration:
Amortization of upfront fee	$2,167	$1,986
Research services	14,286	9,026

Total	$16,453	$11,012

Related costs and expenses incurred under the Shire agreement were $14.2 million and $7.7 million during the twelve months ended December 31, 2013 and 2012, respectively.

Agreement with Sigma-Aldrich Corporation in Laboratory Research Reagents, Transgenic Animal and Commercial Protein Production Cell-line Engineering

In July 2007, Sangamo entered into a license agreement with Sigma. Under the license agreement, Sangamo agreed to provide Sigma with access to our proprietary ZFP technology and the exclusive right to use the technology to develop and commercialize research reagent products and services in the research field, excluding certain agricultural research uses that Sangamo previously licensed to DAS. Under the agreement, Sangamo and Sigma agreed to conduct a three-year research program to develop laboratory research reagents using Sangamo’s ZFP technology during which time Sangamo agreed to assist Sigma in connection with its efforts to market and sell services employing the Company’s ZFP technology in the research field. Sangamo has transferred the ZFP manufacturing technology to Sigma.

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

Revenues recognized under the agreement with Sigma for the years ended December 31, 2013, 2012 and 2011, were as follows (in thousands):

	Year ended December 31,
	2013	2012	2011
Revenue related to Sigma Collaboration:
Royalty revenues	$824	$1,288	$938
License fee and milestone revenues	1,351	1,000	671

Total	$2,175	$2,288	$1,609

Related costs and expenses incurred under the Sigma agreement were $0.2 million, $0.3 million and $0.5 million during 2013, 2012 and 2011, respectively.

Agreement with Dow AgroSciences in Plant Agriculture

In October 2005, Sangamo entered into an exclusive commercial license with DAS. Under this agreement, Sangamo is providing DAS with access to its proprietary ZFP technology and the exclusive right to use the technology to modify the genomes or alter the nucleic acid or protein expression of plant cells, plants, or plant cell cultures. Sangamo has retained rights to use plants or plant-derived products to deliver ZFP transcription factors (ZFP TFs) or ZFP nucleases (ZFNs) into humans or animals for diagnostic, therapeutic or prophylactic purposes. The Company’s agreement with DAS provided for an initial three-year research term. In June 2008, DAS exercised its option under the agreement to obtain a commercial license to sell products incorporating or derived from plant cells generated using the Company’s ZFP technology, including agricultural crops, industrial products and plant-derived biopharmaceuticals. The exercise of the option triggered a one-time commercial license fee of $6.0 million, payment of the remaining $2.3 million of the previously agreed $4.0 million in research milestones, development and commercialization milestone payments for each product, and royalties on sales of products. Furthermore, DAS has the right to sublicense Sangamo’s ZFP technology to third parties for use in plant cells, plants, or plant cell cultures, and Sangamo will be entitled to 25% of any cash consideration received by DAS under such sublicenses. In December 2010, the Company amended its agreement with DAS to extend the period of reagent manufacturing services and research services through December 31, 2012.

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

Revenues under the agreement were $3.0 million, $4.7 million and $4.5 million during 2013, 2012 and 2011, respectively. Related costs and expenses incurred under the agreement were $0.4 million, $0.6 million and $0.9 million during 2013, 2012 and 2011, respectively.

Funding from Research Foundations

California Institute for Regenerative Medicine - HIV

In October 2009, CIRM, a State of California entity, granted a $14.5 million Disease Team Research Award to develop an HIV/AIDS therapy based on the application of ZFN gene editing technology in hematopoietic stem cells (HSCs). The four year grant supports an innovative research project conducted by a multidisciplinary team of investigators, including investigators from the University of Southern California, City of Hope National Medical Center and Sangamo BioSciences. Sangamo received funds totaling $5.2 million from the total amount awarded based on expenses incurred for research and development efforts by Sangamo as prescribed in the agreement, and subject to its terms and conditions. The award is intended to substantially fund Sangamo’s research and development efforts related to the agreement. The State of California has the right to receive, subject to the terms and conditions of the agreement between Sangamo and CIRM, payments from Sangamo resulting from sales of a commercial product resulting from research and development efforts supported by the grant, not to exceed two times the amount Sangamo receives in funding under the agreement with CIRM. As of December 31, 2013, all revenues under the award have been recognized and all funds have been received.

Revenues attributable to research and development performed under the CIRM grant agreement were $1.2 million, $1.2 million and $1.7 million during 2013, 2012 and 2011, respectively. Related costs during 2013, 2012 and 2011 were $1.8 million, $1.2 million and $2.0 million, respectively.

California Institute for Regenerative Medicine - Beta-Thalassemia

In May 2013, CIRM granted the Company a $6.4 million Strategic Partnership Award to develop a potentially curative ZFP Therapeutic for beta-thalassemia based on the application of its ZFN gene editing technology in HSCs. The four year grant provides matching funds for preclinical work that will support an IND application and a Phase 1 clinical trial in transfusion-dependent beta-thalassemia patients. The State of California has the right to receive, subject to the terms and conditions of the agreement between Sangamo and CIRM, payments from Sangamo, or its collaborators, from sales of a commercial product resulting from research and development efforts supported by the grant, in accordance with Title 17, California Code of Regulations, Section 100600.

Revenue attributable to research and development performed under the CIRM grant agreement for beta-thalassemia was $0.1 million in 2013. Related costs during 2013 were $0.4 million.

CHDI Foundation, Inc.

In April 2011, Sangamo entered into an agreement with the CHDI to develop a novel therapeutic for HD based on Sangamo’s proprietary ZFP technology. The ZFP therapeutic approach targets the gene that causes HD, an inherited neurodegenerative disease for which there are currently no therapies available to slow the disease progression. Under the agreement with CHDI, and subject to its terms and conditions, CHDI paid the Company $1.3 million, the total funds due under the agreement, over a period of one year which is intended to substantially fund the Company’s research efforts related to the agreement. During 2012, the agreement was amended to extend the project through August 2012 and to increase total potential funding from $1.3 million to $2.1 million, plus reimbursement for certain direct expenses related to the project. The agreement with CHDI terminated on August 31, 2012.

Revenues attributable to research and development performed under the CHDI collaboration agreement were $1.1 million during 2012 and 2011. Related costs during 2012 and 2011 were $1.1 million and $1.2 million, respectively. There were no such revenues or related costs in 2013.

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

Revenues attributable to research and development activities performed under the JDRF agreements were $0.8 million and $0.5 million during 2012 and 2011. There were no such revenues or related costs in 2013.

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

Revenue attributable to research and development performed under the MJFF agreement was $0.4 million in 2011. There were no such revenues in 2013 or 2012.

NOTE 6 – ACQUISITION OF CEREGENE

On August 23, 2013, Sangamo and its wholly-owned subsidiary CG Acquisition Sub, Inc., a Delaware corporation, entered into an Agreement and Plan of Merger (the Merger Agreement) with Ceregene, and a stockholders’ representative. Pursuant to the Merger Agreement, the Company acquired all outstanding shares of Ceregene, a privately held biotechnology company focused on the development of AAV gene therapies. The acquired assets include all of Ceregene’s therapeutic programs, including CERE-110 for the treatment of AD is currently in a Phase 2 clinical trial. In addition to the clinical assets acquired, the Company acquired certain intellectual property rights relating to the manufacturing of AAV, and certain toxicology data and safety and efficacy data from Ceregene’s human clinical trials, which will be used in the preparation and filing of IND applications for Sangamo’s in vivo ZFP Therapeutics, particularly those that target the brain. The acquisition closed on October 1, 2013 (the Closing Date).

Under the Merger Agreement, the aggregate consideration transferred or transferable by Sangamo to former Ceregene stockholders at closing consisted of 100,000 shares of Sangamo common stock, with an approximate fair value of $1.2 million. In addition, Sangamo may be required to make contingent earn-out payments (the Earn-Out Payments) to the stockholders of Ceregene as follows:

•	If the Company grants a third-party license to develop and commercialize Ceregene’s CERE-110 for the treatment of (AD) or CERE-120 for the treatment of Parkinson’s diseases or HD (the Earn-Out Products), the Company is required to pay a double digit percentage of any upfront and milestone payments the Company receives for such license, subject to certain reductions based on expenses incurred by the Company in the development of the Earn-Out Products; and

•	If the Company commercializes any Earn-Out Product itself, the Company is required to pay, for each Earn-Out Product, royalty-like earnout payments as a percentage of net sales that range in the low double digits depending upon the amount of net sales, subject to certain reductions by the Company.

Also on the Closing Date, Sangamo, Ceregene and certain of Ceregene’s stockholders entered into an indemnity escrow agreement, pursuant to which $0.3 million of Ceregene remaining cash was deposited in an escrow account for the benefit of Sangamo to satisfy indemnity obligations of the stockholders under the Merger Agreement.

In accordance with the Merger Agreement, each issued and outstanding share of Ceregene capital stock was cancelled and converted into the right to receive the merger consideration described in the Merger Agreement.

The Ceregene acquisition was accounted for as a business combination in accordance with the guidance ASC Topic 805. The operating results of Ceregene after the Closing Date have been included in the Company’s Consolidated Statements of Operations. The Company’s Consolidated Balance Sheet as of December 31, 2013 reflects the acquisition of Ceregene.

Consideration Transferred

The following table summarizes the estimated fair value of the consideration transferred by Sangamo to the Ceregene stockholders on the Closing Date (in thousands):

Sangamo shares of common stock	$1,200
Contingent earn-out	1,510

Total purchase consideration	$2,710

Fair Value Estimate of Assets Acquired and Liabilities Assumed

The following table summarizes the estimated fair value of the net assets acquired as of the Closing Date (in thousands):

Cash and equivalents	$79
Accounts receivable	22
Identifiable intangible assets	1,870
Goodwill	1,585

Total assets acquired	3,556
Deferred tax liability	(748)
Accounts payable and accrued liabilities	(98)

Total liabilities assumed	(846)
Net assets acquired	$2,710

Intangible Assets

Intangible assets for in-process research and development (IPR&D) consist of Ceregene’s two clinical product candidates, CERE-110 for the treatment of AD and CERE-120 for the treatment of Parkinson’s disease. The Company determined that the combined Closing Date estimated fair values of CERE-110 and CERE-120 was $1.9 million. The Company used an income approach, which is a measurement of the present value of the net economic benefit or cost expected to be derived from an asset or liability, to measure the fair value of these two product candidates. Under the income approach, an intangible asset’s fair value is equal to the present value of the incremental after-tax cash flows (excess earnings) attributable solely to the intangible asset over its remaining useful life.

To calculate the fair value of CERE-110 and CERE-120 under the income approach, the Company used probability-weighted cash flows discounted at a rate considered appropriate given the inherent risks associated with this type of asset. The Company estimated a present value discount rate based on the estimated weighted-average cost of capital for companies with profiles substantially similar to that of Ceregene. This estimates the rate that market participants would use to value this asset. Cash flows were generally assumed to extend either through or beyond the patent life of the asset, depending on the circumstances particular to the asset. In addition, the Company compensated for additional risks, including the phase of development, historical clinical results and the lack of approved gene therapy products, by probability-adjusting the Company’s estimation of the expected future cash flows for these product candidates. The Company believes that the level and timing of cash flows appropriately reflect market participant assumptions. The projected cash flows from this project were based on key assumptions such as estimates of revenues and operating profits related to the project considering its stage of development; the time and resources needed to complete the development and approval of the related product candidate; the life of the potential commercialized product and associated risks, including the inherent difficulties and uncertainties in developing a drug compound such as obtaining marketing approval from the FDA and other regulatory agencies.

A summary of these assets and estimated fair values at the Closing Date is as follows (in thousands):

Value of Intangible Assets Acquired
CERE-110 for the treatment of Alzheimer’s disease	$1,640
CERE-120 for the treatment of Parkinson’s disease	230

Total identifiable intangible assets	$1,870

IPR&D is an intangible asset classified as an indefinite-lived until the completion or abandonment of the associated research and development effort, and will be amortized over an estimated useful life to be determined at the date the project is completed. IPR&D is not amortized during this period, but rather tested for impairment.

Goodwill

The excess of the consideration transferred over the fair values assigned to the assets acquired and liabilities assumed was $1.6 million, which represents the goodwill amount resulting from the acquisition. Goodwill represents benefits that Sangamo believes will result from combining its operations with the operations of Ceregene and any intangible assets that do not qualify for separate recognition, as well as any future, yet unidentified products. Goodwill recorded includes $0.7 million related to a deferred tax liability. The deferred tax liability is due to the Company’s recognition of the acquired IPR&D assets for financial statement purposes but not for tax purposes.

None of the goodwill is expected to be deductible for income tax purposes. The Company will test goodwill for impairment on an annual basis or sooner, if deemed necessary. As of December 31, 2013, there were no changes in the Goodwill recorded from the acquisition of Ceregene.

Liability for Contingent Consideration

In addition to the transfer of Sangamo common stock, the Company may be required to make contingent Earn-Out Payments if the Company grants a third-party license to develop and commercialize the Earn-Out Products or if the Company commercializes any Earn-Out Product itself. These payments are a percentage of any upfront or milestone payments received in the case Sangamo grants a third-party license to develop and commercialize the Earn-Out Products, or are a percentage of net sales in the case Sangamo develops and commercialized the Earn-Out Products itself. The total maximum payment is not limited, other than due to size of the upfront and milestone payments received or the net sales of the products.

The fair value of the liability for the contingent consideration recognized on the Close Date was $1.5 million. The Company determined the fair value of the liability for the contingent consideration based on a probability-weighted discounted cash flow analysis.

The fair value of the contingent consideration liability associated with those future earnout payments was based upon reasonable assumptions.

Escrow Account Liability

On the Closing Date, $0.3 million of Ceregene’s remaining cash, payable to the Ceregene stockholders, was placed in an escrow account to be held until October 1, 2014, to secure the indemnification rights of Sangamo and other indemnities with respect to certain matters, including breaches of general representations and warranties included in the Merger Agreement.

Acquisition-Related Transaction Costs

The Company recognized $0.1 million in acquisition-related transaction expenses in the year ended December 31, 2013. These costs are included in the “General and administrative” expense line item in the Consolidated Statement of Operations for the year ended December 31, 2013.

Revenues and Operating Expenses

Ceregene did not record any revenues for the period from the Close Date to December 31, 2013. There were no material operating expenses included in Sangamo’s Consolidated Statement of Operations.

Proforma Information

The following unaudited supplemental pro forma information presents the Company’s financial results as if the acquisition of Ceregene had occurred on January 1, 2012. This supplemental pro forma information has been prepared for comparative purposes and does not purport to be indicative of what would have occurred had the acquisition been made on January 1, 2012, nor are they indicative of any future results.

	Year Ended December 31,
	2013	2012
	(In thousands except per share data)
Net loss	$(30,997)	$(27,446)
Basic net loss per share	$(0.55)	$(0.52)

NOTE 7 – PROPERTY AND EQUIPMENT

Property and equipment consist of the following (in thousands):

	December 31,
	2013	2012
Laboratory equipment	$3,208	$2,950
Furniture and fixtures	563	499
Leasehold improvements	1,156	1,046

	4,927	4,495
Less accumulated depreciation and amortization	(3,521)	(2,952)

	$1,406	$1,543

Depreciation and amortization expense was $0.6 million for 2013, 2012 and 2011. In 2012, the Company disposed of $0.5 million in fixed assets with associated accumulated depreciation of $0.4 million. The Company recognized a $0.1 million loss on the write-off of these assets.

NOTE 8 – COMMITMENTS

Sangamo occupies office and laboratory space under operating leases in Richmond, California. On August 1, 2013, Sangamo amended its lease agreement wherein the lease was extended through August 2019. Rent expenses were $0.7 million in 2013 and $0.6 million for 2012, and 2011. Future minimum payments under contractual obligations at December 31, 2013 consist of the following (in thousands):

Fiscal Year:	Operating Lease
2014	$570
2015	668
2016	688
2017	709
2018	730
Thereafter	496

Total minimum payments	$3,861

NOTE 9 – STOCKHOLDERS’ EQUITY

Preferred Stock

The Company has 5,000,000 preferred shares authorized, which may be issued at the Board of director’s discretion.

Common Stock

On September 23, 2013, Sangamo completed an underwritten public offering of its common stock, in which the Company sold an aggregate of 7,015,000 shares of its common stock, including 915,000 shares issued to the Underwriters pursuant to a 30-day overallotment option, at a public offering price of $10.58 per share. The net proceeds to Sangamo from the sale of shares in this offering, after deducting underwriting discounts and commissions and other estimated offering expenses, were approximately $69.5 million.

Stock Incentive Plan

On April 18, 2013, Sangamo’s board of directors adopted, subject to stockholder approval, the Company’s 2013 Stock Incentive Plan (the 2013 Plan) as the successor to the Company’s 2004 Stock Incentive Plan (the 2004 Plan). At the Annual Meeting of Stockholders held on June 12, 2013, the 2013 Plan was approved by the Company’s stockholders and became effective. In connection with the approval by stockholders of the 2013 Plan, outstanding awards under the 2004 Plan were transferred to the 2013 Plan. The 2004 Plan was terminated and no further awards will be made pursuant to the 2004 Plan.

Under the 2013 Plan, the option exercise price per share will generally not be less than 100 percent of the fair value per share of common stock on the option grant date, and the option term will not exceed ten years. If the person to whom the option is granted is a 10 percent stockholder, and the option granted qualifies as an Incentive Stock Option Grant, then the exercise price per share will not be less than 110 percent of the fair value per share of common stock on the option grant date, and the option term will not exceed five years. Options granted under the 2013 Plan generally vest over four years at a rate of 25 percent one year from the grant date and one thirty-sixth per month thereafter and expire ten years after the grant, or earlier upon employment termination. Certain options previously granted under the 2004 Plan to the Company’s non-employee directors are structured so that they may be exercised prior to vesting, with the related shares subject to Sangamo’s right to repurchase any shares that have not vested pursuant to the vesting schedule in effect for such award at the exercise price paid if the option holder’s board service terminates. Approximately 14.1 million shares were initially reserved for issuance under the 2013 Plan, including 9.7 million shares of common stock subject to outstanding awards previously granted under the 2004 Plan that were transferred to the 2013 Plan, and an additional 4.4 million shares of common stock.

The number of shares of common stock reserved for issuance under the 2013 Plan will be reduced: (i) on a 1-for-1 basis for each share of common stock subject to a stock option or stock appreciation right granted under the plan, (ii) on a 1-for-1 basis for each share of common stock issued pursuant to a full value award granted under the plan prior to the plan effective date, and (iii) by a fixed ratio of 1.33 shares of common stock for each share of common stock issued pursuant to a full-value award granted under the plan on or after the plan effective date.

Shares subject to any outstanding options or other awards under the 2013 Plan that expire or otherwise terminate prior to the issuance of the shares subject to those options or awards will be available for subsequent issuance under the 2013 Plan. Any unvested shares issued under the 2013 Plan that the Company subsequently purchases, pursuant to repurchase rights under the 2013 Plan, will be added back to the number of shares reserved for issuance under the 2013 Plan on a 1-for-1 basis or a 1.33-for-1 basis (depending on the ratio at which the share reserve was debited for the original award) and will accordingly be available for subsequent issuance in accordance with the terms of the plan. There are no net counting provisions in effect under the 2013 Plan.

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

Stock Option Activity

A summary of Sangamo’s stock option activity is as follows:

	Number of Shares	Weighted- Average Exercise per Share Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
			(In years)	(In thousands)
Options outstanding at December 31, 2012	9,184,346	$6.21	6.46
Options granted	1,119,200	$11.75
Options exercised	(1,715,123)	$4.74
Options canceled	(182,559)	$8.50

Options outstanding at December 31, 2013	8,405,864	$7.20	6.26	$56,425

Options vested and expected to vest at December 31, 2013	8,046,932	$7.10	6.12	$54,849
Options exercisable at December 31, 2013	5,800,931	$6.84	5.05	$41,073

Newly created shares are issued upon exercise of options. There were no shares subject to Sangamo’s right of repurchase as of December 31, 2013. The intrinsic value of options exercised was $8.9 million, $0.6 million and $1.0 million during 2013, 2012 and 2011, respectively.

At December 31, 2013, the aggregate intrinsic values of the outstanding and exercisable options were $56.4 million and $41.1 million, respectively. The aggregate intrinsic value of options vested and expected to vest during 2013, 2012 and 2011 was $54.9 million, $8.5 million and $0.1 million, respectively.

The following table summarizes information with respect to stock options outstanding at December 31, 2013:

	Options Outstanding and Exercisable		Options Exercisable
Range of Exercise Price	Number of Shares of common stock subject to options	Weighted Average Remaining Contractual Life	Number of Shares of common stock subject to options	Weighted Average Exercise Price
		(In years)
$2.55 – $3.25	212,844	7.77	59,647	$2.57
$3.45 – $3.45	1,124,381	4.94	1,124,381	$3.45
$3.80 – $5.26	661,565	3.33	596,146	$4.54
$5.35 – $5.35	909,866	5.92	909,866	$5.35
$5.41 – $5.41	1,134,524	8.89	270,040	$5.41
$5.42 – $5.66	60,500	5.24	60,500	$5.46
$5.70 – $5.70	945,120	6.93	676,970	$5.70
$5.86 – $6.82	899,022	5.12	749,020	$6.45
$6.92 – $11.99	365,342	5.42	267,361	$8.68
$12.12 – $14.62	2,092,700	6.83	1,087,000	$14.05

	8,405,864	6.26	5,800,931	$6.84

Restricted Stock Units

During 2013 and 2012, the Company issued 392,500 and 486,750 Restricted Stock Units (RSUs), respectively. The RSUs issued in 2013 and 2012 had a grant date fair value of $12.12 and $5.41, respectively. These awards will vest as follows: one-third of the award will vest in a series of three successive equal annual installments. During 2011, the Company issued 550,000 RSUs at a grant date fair value of $2.55. These awards will vest as follows: one-third of the award will vest on the second anniversary of the award date and two-thirds of the award will vest on the third anniversary of the award date. The aggregate value of shares vested during 2013, 2012 and 2011 was $4.1 million, $0.1 million and $0.2 million, respectively.

A summary of Sangamo’s RSU activity is as follows:

	Number of Shares	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
		(In years)	(In thousands)
RSUs outstanding at December 31, 2012	1,036,750
RSUs awarded	392,500
RSUs released	(341,843)
RSUs forfeited	(23,750)

RSUs outstanding at December 31, 2013	1,063,657	1.46	$14,774

RSUs vested and expected to vest at December 31, 2013	925,882	1.43	$12,860

RSUs that vested in 2013, 2012 and 2011 were net-share settled such that the Company withheld shares with value equivalent to the employees’ minimum statutory obligation for the applicable income and other employment taxes, and remitted the cash to the appropriate taxing authorities. The total shares withheld were approximately 167,138 and 8,937 for 2013 and 2011, respectively, and were based on the value of the RSUs on their respective vesting dates as determined by the Company’s closing stock price. There were no such shares withheld in 2012. Total payments for the employees’ tax obligations to taxing authorities were $2.0 million and $0.1 million in 2013 and 2011, respectively, and are reflected as a financing activity within the Consolidated Statements of Cash Flows. These net-share settlements had the effect of share repurchases by the Company as they reduced and retired the number of shares that would have otherwise been issued as a result of the vesting and did not represent an expense to the Company.

As of December 31, 2013, there were 2,929,590 shares were reserved for future awards under the Company’s 2013 Plan and 1,527,763 shares of common stock reserved for future issuance under the Purchase Plan.

NOTE 10 – INCOME TAXES

The Company recorded no income tax expense. The principal difference between the statutory tax rate of 34% and the Company’s effective tax rate is due to the Company permanent differences related to stock compensation and its change in valuation allowance.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets are as follows (in thousands):

	December 31,
	2013	2012
Assets:
Deferred tax assets:
Net operating loss carryforwards	$81,944	$73,129
Research and development tax credit carryforwards	7,996	6,770
Capitalized research	—	5
Stock-based compensation	7,927	7,375
Deferred Revenue	3,563	—
Other	1,677	937

Total deferred tax asset	103,107	88,216
Valuation allowance	(103,107)	(88,216)

Net deferred tax assets	$—	$—

Liabilities:
Net deferred tax liability related to intangible assets	(748)	—

Total deferred tax liability	$(748)	$—

As part of accounting for the acquisition of Ceregene, the Company recorded goodwill and intangible assets. The intangible assets acquired are for the use in a particular research and development project IPR&D and are considered indefinite-lived assets. They will remain indefinite lived until the completion or abandonment of the associated research and development efforts. Since the intangible assets acquired have no tax basis, a deferred tax liability was established due to the difference between the book and tax bases for those assets. The indefinite-lived asset is not treated as a future source of income and, therefore, no valuation allowance is released until the assets are amortized or abandoned,

Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance. The valuation allowance increased by $14.9 million, $5.4 million and $19.7 million for the years ended December 31, 2013, 2012 and 2011, respectively. As of December 31, 2013, Sangamo had net operating loss carryforwards for federal and state income tax purposes of approximately $209 million and $199 million, respectively. If not utilized, the net federal and state operating loss carryforwards will begin to expire in 2018 and 2014 respectively. The Company also has federal and state research tax credit carryforwards of $6.2 million and $6.5 million, respectively. The federal research credits will begin to expire in 2018 while the state research credits have no expiration date. Utilization of the Company’s net operating loss carryforwards and research tax credit carryforwards may be subject to substantial annual limitations due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. The annual limitation could result in the expiration of the net operating loss carryforwards and research tax credit carryforwards before utilization.

The Company files Federal and state income tax returns with varying statutes of limitations. The tax years from 1998 forward remain open to examination due to the carryover of net operating losses or tax credits. The Company also files a UK income tax return, and the tax years from 2007 and thereafter remain open to examination.

The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. As of December 31, 2013, the Company had no accrued interest and/or penalties. The unrecognized tax benefits may change during the next year for items that arise in the ordinary course of business. In the event that any unrecognized tax benefits are recognized, the effective tax rate will not be affected.

The following table summarizes the activity related to the Company’s unrecognized tax benefits (in thousands):

	December 31,
	2013	2012	2011
Beginning balance	$2,735	$2,750	$1,896
Additions based on tax positions related to the current year	294	153	589
Additions for tax positions of prior years	153	58	265
Reductions for tax positions of prior years	—	(227)	—

Ending balance	$3,182	$2,734	$2,750

NOTE 11 – ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities consist of the following (in thousands):

	December 31,
	2013	2012
Accounts payable	$3,022	$3,046
Accrued clinical trial expense	727	615
Accrued professional fees	510	238
Deferred rent	121	94
Other	—	20

Total accounts payable and accrued liabilities	$4,380	$4,013

NOTE 12 – EMPLOYEE BENEFIT PLAN

The Company sponsors a defined-contribution savings plan under Section 401(k) of the Internal Revenue Code covering all full-time employees (Sangamo 401(k) Plan). The Sangamo 401(k) Plan is intended to qualify under Section 401 of the Internal Revenue Code.

The Company matched contributions by employees equal to 50% of the first 6% of employee contributions up to a limit of $1,500 in 2013 and $1,000 in 2012. Matching funds are fully vested when contributed. Contributions to the Sangamo 401(k) Plan were $0.1 million in both years ended December 31, 2013 and 2012. There were no such contributions in 2011.

NOTE 13 – QUARTERLY FINANCIAL DATA (UNAUDITED)

The following table sets forth certain unaudited quarterly financial data for the eight quarters ended December 31, 2013. The unaudited information set forth below has been prepared on the same basis as the audited information and includes all adjustments necessary to present fairly the information set forth herein. The operating results for any quarter are not indicative of results for any future period. All data is in thousands except per common share data.

	2013				2012
	Q1	Q2	Q3	Q4	Q1	Q2	Q3	Q4
Revenues	$4,623	$6,934	$5,707	$6,869	$3,243	$4,574	$4,907	$8,931
Expenses	$11,528	$12,402	$11,866	$15,043	$10,526	$10,318	$10,709	$12,300
Net loss	$(6,885)	$(5,450)	$(6,145)	$(8,144)	$(7,268)	$(5,728)	$(5,790)	$(3,478)
Net loss per share	$(0.13)	$(0.10)	$(0.11)	$(0.13)	$(0.13)	$(0.11)	$(0.11)	$(0.07)

NOTE 14 – SUBSEQUENT EVENT

On January 8, 2014, the Company entered into a Global Research, Development and Commercialization Collaboration and License Agreement (the Agreement) with Biogen Idec Inc. (Biogen), pursuant to which Sangamo and Biogen will collaborate to discover, develop, seek regulatory approval for and commercialize therapeutics based on Sangamo’s ZFP technology for hemoglobinopathies, including beta-thalassemia and sickle cell disease (SCD).

Under the Agreement, Sangamo and Biogen will jointly conduct two research programs: the beta-thalassemia program and the SCD program. In the beta-thalassemia program, Sangamo is responsible for all discovery, research and development activities through the first human clinical trial for the first ZFP therapeutic developed under the Agreement for the treatment of beta-thalassemia. In the SCD program, both parties are responsible for research and development activities through the submission of an IND application for ZFP therapeutics intended to treat SCD. Under both programs, Biogen is responsible for subsequent worldwide clinical development, manufacturing and commercialization of licensed products developed under the Agreement. At the end of specified research terms for each program or under certain specified circumstances, Biogen retains the right to step in and take over any remaining activities of Sangamo. Furthermore, Sangamo has an option to co-promote in the United States any licensed product to treat beta-thalassemia and SCD developed under the Agreement, and Biogen agrees to compensate Sangamo for such co-promotion activities.

Under the Agreement, Sangamo will receive an upfront license fee of $20.0 million. Biogen will reimburse Sangamo for its costs incurred in connection with research and development activities conducted by Sangamo. In addition, Sangamo is eligible to receive development milestone payments upon the achievement of specified regulatory, clinical development and commercialization milestones. The total amount of potential regulatory, clinical development, commercialization and sales milestone payments, assuming the achievement of all specified milestones in the Agreement, is $293.8 million, including Phase 1 milestone payments of $7.5 million for each of the beta-thalassemia and SCD programs. In addition, Biogen agrees to pay Sangamo incremental royalties for each licensed product that are tiered double-digit percentage of annual net sales of such product.

Subject to the terms of the Agreement, Sangamo grants Biogen an exclusive, royalty-bearing license, with the right to grant sublicenses, to use certain ZFP and other technology controlled by Sangamo for the purpose of researching, developing, manufacturing and commercializing licensed products developed under the Agreement. Sangamo also grants Biogen a non-exclusive, worldwide, royalty free, fully paid license, with the right to grant sublicenses, of Sangamo’s interest in certain other intellectual property developed pursuant to the Agreement.

ITEM 9 – CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A – CONTROLS AND PROCEDURES

(I) Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934, as amended (Exchange Act) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission’s (SEC) rules and forms. Our management evaluated, with the participation of our chief executive officer (CEO) and our chief financial officer (CFO), the effectiveness of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) under the Exchange Act. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective, at a reasonable assurance level, as of December 31, 2013.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework set forth in “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework). Based on our evaluation under the framework set forth in “Internal Control—Integrated Framework,” our management concluded that our internal control over financial reporting was effective as of December 31, 2013. The effectiveness of our internal control over financial reporting as of December 31, 2013 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included herein.

There have been no significant changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect internal control over financial reporting during the fiscal quarter ended December 31, 2013.

(III) Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Sangamo BioSciences, Inc.

We have audited Sangamo BioSciences, Inc.’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) (the COSO criteria). Sangamo BioSciences, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Sangamo BioSciences, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013 based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Sangamo BioSciences, Inc. as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2013 and our report dated February 24, 2014 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

San Jose, California

February 24, 2014

ITEM 9B – OTHER INFORMATION

None

PART III

Certain information required by Part III is omitted from this Report on Form 10-K since we intend to file our definitive Proxy Statement for our next Annual Meeting of Stockholders, pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended (the 2014 Proxy Statement), no later than April 30, 2014, and certain information to be included in the 2014 Proxy Statement is incorporated herein by reference.

ITEM 10 – DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item concerning our directors, executive officers, Section 16 compliance and corporate governance matters is incorporated by reference to the information set forth in the sections titled “Election of Directors,” “Management,” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our 2014 Proxy Statement.

ITEM 11 – EXECUTIVE COMPENSATION

The information required by this item regarding executive compensation is incorporated by reference to the information set forth in the sections titled “Executive Compensation” in our 2014 Proxy Statement.

ITEM 12 – SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item regarding security ownership of certain beneficial owners and management is incorporated by reference to the information set forth in the section titled “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plans” in our 2014 Proxy Statement.

ITEM 13 – CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item regarding certain relationships and related transactions is incorporated by reference to the information set forth in the section titled “Certain Relationships and Related Transactions” in our 2014 Proxy Statement.

ITEM 14 – PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item regarding principal accounting fees and services is incorporated by reference to the information set forth in the section titled “Principal Accounting Fees and Services” in our 2014 Proxy Statement.

PART IV

ITEM 15 – EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following documents are included as part of this Annual Report on Form 10-K:

1. Financial Statements—See Index to Consolidated Financial Statements in Item 8.

2. Financial Statement Schedules—Not Applicable.

3. Exhibits—See Index to Exhibits.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 24, 2014.

SANGAMO BIOSCIENCES, INC.

By:	/ S / EDWARD O. LANPHIER II
Edward O. Lanphier II
President, Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/ S / EDWARD O. LANPHIER II Edward O. Lanphier II	President, Chief Executive Officer and Director (Principal Executive Officer)	February 24, 2014

/ S / H. WARD WOLFF H. Ward Wolff	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	February 24, 2014

/ S / WILLIAM R. RINGO William R. Ringo	Director and Chairman of the Board	February 24, 2014

/ S / PAUL B. CLEVELAND Paul B. Cleveland	Director	February 24, 2014

/ S / STEPHEN G. DILLY, M.B.B.S, PH.D Stephen G. Dilly, M.B.B.S, Ph.D	Director	February 24, 2014

/ S / JOHN W. LARSON John W. Larson	Director	February 24, 2014

/ S / STEVEN J. MENTO, PH.D Steven J. Mento, Ph.D	Director	February 24, 2014

/ S / SAIRA RAMASASTRY Saira Ramasastry	Director	February 24, 2014

INDEX TO EXHIBITS

Exhibit Number	Description of Document

1.1	Underwriting Agreement dated September 18, 2013 (incorporated by reference to the Company’s Form 8-K filed on September 18, 2013).

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1/A (Registration No. 333-30134) filed April 4, 2000).

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1/A (Registration No. 333-30134) filed April 4, 2000).

4.1	Form of Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1/A (Registration No. 333-30134) filed April 4, 2000).

10.1(+)	2000 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-1/A (Registration No. 333-30134) filed February 24, 2000).

10.2	Form of Indemnification Agreement entered into between Sangamo and each of its directors and executive officers (incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form S-1/A (Registration No. 333-30134) filed February 24, 2000).

10.3	Sublicense Agreement, by and between Sangamo and Johnson & Johnson, dated May 9, 1996 (incorporated by reference to Exhibit 10.3 to the Company’s Annual Report on Form 10-K/A filed April 22, 2010).

10.4	Patent License Agreement between Sangamo and Massachusetts Institute of Technology, dated May 9, 1996, as amended by the First Amendment, dated December 10, 1997 (incorporated by reference to Exhibit 10.4 to the Company’s Annual Report on Form 10-K/A filed April 22, 2010).

10.5	License Agreement between Sangamo and the Johns Hopkins University, dated June 25, 1995, as amended by Amendment No. 1, dated July 16, 1998 (incorporated by reference to Exhibit 10.5 to the Company’s Annual Report on Form 10-K/A filed April 22, 2010).

10.6	Triple Net Laboratory Lease, between Sangamo and Point Richmond R&D Associates II, LLC, dated May 23, 1997 (incorporated by reference to Sangamo’s Registration Statement on Form S-1 (Reg. No. 333-30314), as amended).

10.7(+)	Employment Agreement, between Sangamo and Edward O. Lanphier II, dated June 1, 1997 (incorporated by reference to Exhibit 10.15 to the Company’s Registration Statement on Form S-1/A (Registration No. 333-30134) filed March 14, 2000).

10.8†	Second Amendment to Patent License Agreement between Sangamo and Massachusetts Institute of Technology, dated December 2, 1998 (incorporated by reference to Exhibit 10.8 to the Company’s Annual Report on Form 10-K, filed March 5, 2010).

10.9	Amendment No. 2 to License Agreement between Sangamo and the Johns Hopkins University, effective as of July 26, 1999 (incorporated by reference to Exhibit 10.9 to the Company’s Annual Report on Form 10-K, filed March 5, 2010).

10.10†	Third Amendment to Patent License Agreement between Sangamo and Massachusetts Institute of Technology, dated September 1, 1999 (incorporated by reference to Exhibit 10.10 to the Company’s Annual Report on Form 10-K, filed March 5, 2010).

Exhibit Number	Description of Document

10.11	Fourth Amendment to Patent License Agreement between Sangamo and Massachusetts Institute of Technology, effective as of February 10, 2000 (incorporated by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K, filed March 5, 2010).

10.12	Amendment No. 3 to License Agreement between Sangamo and the Johns Hopkins University, effective as of March 10, 2000 (incorporated by reference to Exhibit 10.12 to the Company’s Annual Report on Form 10-K, filed March 5, 2010).

10.13	License Agreement by and between The Scripps Research Institute and Sangamo, dated March 14, 2000 (incorporated by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-K, filed March 5, 2010).

10.14†	Fifth Amendment to Patent License Agreement between Sangamo and Massachusetts Institute of Technology, effective as of December 15, 2000 (incorporated by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K, filed March 5, 2010).

10.15	First Amendment to Triple Net Laboratory Lease, between Sangamo and Point Richmond R&D Associates II, LLC, dated March 12, 2004 (incorporated by reference to Sangamo’s Annual Report on Form 10-K for the year ended December 31, 2004).

10.16†	Sixth Amendment to Patent License Agreement between Sangamo and Massachusetts Institute of Technology, dated September 1, 2005 (incorporated by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K, filed March 5, 2010).

10.17†	Research and Commercial Option License Agreement, dated October 5, 2005, between Sangamo and Dow AgroSciences LLC (incorporated by reference to Exhibit 10.23 to the Company’s Annual Report on Form 10-K, filed March 16, 2006).

10.18†	Research, Development and Commercialization Agreement dated October 24, 2006 between Sangamo and Juvenile Diabetes Research Foundation International (incorporated by reference to Exhibit 10.19 to the Company’s Annual Report on Form 10-K, filed March 1, 2007).

10.19†	Seventh Amendment to Patent License Agreement between Sangamo and Massachusetts Institute of Technology, dated October 27, 2006 (incorporated by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-K, filed March 5, 2010).

10.20	First Amendment of Research and Commercial Option License Agreement between Sangamo and Dow AgroSciences LLC, dated November 7, 2006 (incorporated by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-K, filed March 5, 2010).

10.21	Eighth Amendment to Patent License Agreement between Sangamo and Massachusetts Institute of Technology, dated February 1, 2007 (incorporated by reference to Exhibit 10.23 to the Company’s Annual Report on Form 10-K, filed March 5, 2010).

10.22†	Research and License Agreement between Sangamo and Genentech, Inc., dated April 27, 2007 (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q, filed August 9, 2007).

10.23†	Amendment No. 4 to License Agreement between Sangamo and the Johns Hopkins University, effective as of May 21, 2007 (incorporated by reference to Exhibit 10.25 to the Company’s Annual Report on Form 10-K, filed March 5, 2010).

10.24†	License Agreement between Sangamo and Sigma-Aldrich Corporation, dated July 10, 2007 (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q, filed November 1, 2007).

10.25	First Amendment of the License Agreement between Sigma-Aldrich Corporation and Sangamo, dated November 9, 2007 (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q filed on November 6, 2009).

Exhibit Number	Description of Document

10.26†	Letter Agreement between Sangamo and Sigma-Aldrich Corporation, dated February 25, 2008 (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q filed on May 9, 2008).

10.27†	Second Research and License Agreement between Sangamo and Genentech, Inc., dated February 27, 2008 (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q filed on May 9, 2008).

10.29†	License Agreement between Sangamo and Open Monoclonal Technology, Inc., dated April 2, 2008 (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q filed on August 7, 2008).

10.29	Amendment to License Agreement by and between The Scripps Research Institute and Sangamo, dated April 29, 2008 (incorporated by reference to Exhibit 10.32 to the Company’s Annual Report on Form 10-K, filed March 5, 2010).

10.30†	Research and License Agreement between Sangamo and F. Hoffmann-La Roche Ltd and Hoffmann-La Roche Inc., dated July 2, 2008 (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q filed on November 4, 2008).

10.31†	Letter Agreement between Sangamo and Sigma-Aldrich Corporation, dated July 2, 2008 (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q filed on November 4, 2008).

10.32†	License Agreement between Sangamo and Pfizer Inc., dated December 19, 2008 (incorporated by reference to Exhibit 10.25 to the Company’s Annual Report on Form 10-K, filed March 3, 2009).

10.33(+)	Amended and Restated Employment Agreement between Sangamo and H. Ward Wolff, dated December 31, 2008 (incorporated by reference to Exhibit 10.26 to the Company’s Annual Report on Form 10-K, filed March 3, 2009).

10.34(+)	First Amendment to Employment Agreement between Sangamo and Edward O. Lanphier, dated December 31, 2008 (incorporated by reference to Exhibit 10.27 to the Company’s Annual Report on Form 10-K, filed March 3, 2009).

10.35†	Second Amendment of Research and Commercial Option License Agreement between Sangamo and Dow AgroSciences LLC, dated February 13, 2009 (incorporated by reference to Exhibit 10.39 to the Company’s Annual Report on Form 10-K, filed March 5, 2010).

10.36	Third Amendment of Research and Commercial Option License Agreement between Sangamo and Dow AgroSciences LLC, dated February 28, 2009 (incorporated by reference to Exhibit 10.40 to the Company’s Annual Report on Form 10-K, filed March 5, 2010).

10.37†	Second Amendment of the License Agreement between Sigma-Aldrich Corporation and Sangamo, dated September 25, 2009 (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q filed on November 6, 2009).

10.38†	Third Amendment to the License Agreement between Sigma-Aldrich Corporation and Sangamo, dated October 2, 2009 (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q filed on November 6, 2009).

10.39†	First Amendment to the Research, Development and Commercialization Agreement between Sangamo and Juvenile Diabetes Research Foundation International, dated January 8, 2010 (incorporated by reference to Exhibit 10.44 to the Company’s Annual Report on Form 10-K, filed March 5, 2010).

10.40	Fourth Amendment of Research and Commercial Option License Agreement between Sangamo and Dow AgroSciences LLC, dated January 8, 2010 (incorporated by reference to Exhibit 10.45 to the Company’s Annual Report on Form 10-K, filed March 5, 2010).

Exhibit Number	Description of Document

10.41	Form of Non-Employee Director Restricted Stock Issuance Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q filed on August 5, 2010).

10.42	Fifth Amendment of the Research and Commercial License Option Agreement between Sangamo BioSciences, Inc. and Dow AgroSciences LLC, dated May 14, 2010 (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q filed on November 3, 2010).

10.43†	Sixth Amendment of the Research and Commercial License Option Agreement between Sangamo BioSciences, Inc. and Dow AgroSciences LLC, dated August 27, 2010 (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q filed on November 3, 2010).

10.44†	Seventh Amendment of the Research and Commercial License Option Agreement between Sangamo BioSciences, Inc. and Dow AgroSciences LLC, dated December 3, 2010 (incorporated by reference to Exhibit 10.49 to the Company’s Form 10-K filed on February 16, 2011).

10.45†	Letter Agreement Amendment regarding the Research and Commercial License Option Agreement between Sangamo BioSciences, Inc. and Dow AgroSciences LLC, dated December 3, 2010 (incorporated by reference to Exhibit 10.50 to the Company’s Form 10-K filed on February 16, 2011).

10.46†	Letter Agreement between Sangamo and Sigma-Aldrich Corporation, dated March 1, 2011 (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q filed on August 5, 2011).

10.47†	Letter dated May 19, 2011 from Dow AgroSciences LLC (“DAS”) to Sangamo amending the Research and Commercial License Option Agreement between DAS and Sangamo, dated as of October 1, 2005, as amended (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q filed on August 5, 2011).

10.48(+)	Amended and Restated Employment Agreement between Sangamo and Edward O. Lanphier II, dated June 21, 2011 (incorporated by reference to Exhibit 10.3 to the Company’s Form 10-Q filed on August 5, 2011).

10.49(+)	Employment Agreement between Sangamo and Dr. Geoff Nichol, dated June 17, 2011 (incorporated by reference to Exhibit 10.4 to the Company’s Form 10-Q filed on August 5, 2011).

10.50(+)	Amended and Restated Employment Agreement between Sangamo and H. Ward Wolff, dated December 15, 2011 (incorporated by reference to Exhibit 10.55 to Company’s Form 10-K filed on February 23, 2012).

10.51(+)	Form of Restricted Stock Unit Agreement under the Company’s 2004 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on December 3, 2007).

10.52†	Collaboration and License Agreement between Sangamo and Shire AG, dated January 31, 2012 (incorporated by reference to Exhibit 10.57 to the Company’s Form 10-K filed on February 23, 2012).

10.53	Fourth Amendment of the License Agreement between Sangamo and Sigma-Aldrich Corporation, dated as of September 14, 2012 (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q filed on November 2, 2012).

10.54	Sangamo BioSciences, Inc. Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on June 27, 2012).

10.55	Agreement and Plan of Merger by and among Sangamo BoSciences, Inc., Merger Sub and Ceregene and the Stockholders’ Representative (incorporated by reference to the Company’s Form 8-K filed on October 7, 2013).

Exhibit Number	Description of Document

10.56	Sangamo BioSciences, Inc. 2013 Stock Incentive Plan (incorporated by reference to Appendix A to Sangamo’s proxy statement on Schedule 14-A filed with the SEC on April 25, 2013).

21.1	Subsidiaries of the Company

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Rule 13a-14(a) Certification of Principal Executive Officer.

31.2	Rule 13a-14(a) Certification of Principal Financial Officer.

32.1	Certification Pursuant to 18 U.S.C. Section 1350.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

†	Confidential treatment has been granted for certain information contained in this document pursuant to an order of the Securities and Exchange Commission. Such information has been omitted and filed separately with the Securities and Exchange Commission.
(+)	Indicates management contract or compensatory plan or arrangement.