Form 10-Q
period 2014-03-31
SANGAMO BIOSCIENCES INC
filed 2014-05-07
CIK 1001233

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

As of April 30, 2014, 67,959,769 shares of the issuer’s common stock, par value $0.01 per share, were outstanding.

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SANGAMO BIOSCIENCES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited; in thousands, except share and per share amounts)

	March 31, 2014	December 31, 2013
Assets
Current assets:
Cash and cash equivalents	$126,823	$10,186
Marketable securities	86,607	82,627
Interest receivable	383	338
Accounts receivable	5,360	3,155
Prepaid expenses	370	457
Restricted cash	320	320
Other current assets	349	191

Total current assets	220,212	97,274
Marketable securities, non-current	30,384	38,663
Property and equipment, net	1,410	1,406
Intangible assets, in-process research and development	1,870	1,870
Goodwill	1,585	1,585
Other assets	39	40

Total assets	$255,500	$140,838

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued liabilities	$6,112	$4,380
Accrued compensation and employee benefits	1,471	3,194
Escrow liability	275	275
Deferred revenues	8,548	2,282

Total current liabilities	16,406	10,131
Deferred revenues, non-current	19,301	6,679
Contingent consideration liability	1,620	1,570
Deferred tax liability	748	748

Total liabilities	$38,075	19,128

Commitments and contingencies
Stockholders’ equity:
Common stock, $0.01 par value; 80,000,000 shares authorized, 67,822,302 and 62,243,892 shares issued and outstanding at March 31, 2014 and December 31, 2013, respectively	$678	622
Additional paid-in capital	526,431	423,209
Accumulated deficit	(309,705)	(302,133)
Accumulated other comprehensive income	21	12

Total stockholders’ equity	217,425	121,710

Total liabilities and stockholders’ equity	$255,500	$140,838

See accompanying notes.

SANGAMO BIOSCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited; in thousands, except per share amounts)

	Three months ended March 31,
	2014	2013
Revenues:
Collaboration agreements	$7,568	$4,083
Research grants	548	540

Total revenues	8,116	4,623
Operating expenses:
Research and development	12,033	8,220
General and administrative	3,644	3,308
Change in fair value of contingent liability	50	—

Total operating expenses	15,727	11,528

Loss from operations	(7,611)	(6,905)
Interest and other income, net	39	20

Net loss	$(7,572)	$(6,885)

Basic and diluted net loss per share	$(0.12)	$(0.13)

Shares used in computing basic and diluted net loss per share	63,199	53,377

See accompanying notes.

SANGAMO BIOSCIENCES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

( Unaudited; in thousands)

	Three months ended March 31,
	2014	2013
Net loss	$(7,572)	$(6,885)
Changes in unrealized gain / (loss) on available-for-sale securities	9	(1)

Comprehensive loss	$(7,563)	$(6,886)

See accompanying notes.

SANGAMO BIOSCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

( Unaudited: in thousands)

	Three months ended March 31,
	2014	2013
Operating Activities:
Net loss	$(7,572)	$(6,885)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	123	147
Amortization of premium / discount on marketable securities	295	231
Stock-based compensation	1,907	1,329
Change in fair value of contingent consideration liability	50	—
Net changes in operating assets and liabilities:
Interest receivable	(45)	(68)
Accounts receivable	(2,205)	546
Prepaid expenses and other assets	(71)	61
Accounts payable and accrued liabilities	1,732	(1,480)
Accrued compensation and employee benefits	(1,723)	(1,339)
Deferred revenues	18,888	(560)

Net cash provided by / (used in) operating activities	11,379	(8,018)

Investing Activities:
Purchases of marketable securities	(16,773)	(16,573)
Maturities of marketable securities	20,786	12,910
Purchases of property and equipment	(126)	(68)

Net cash provided by / (used in) investing activities	3,887	(3,731)

Financing Activities:
Proceeds from public offering of common stock, net of issuance costs	93,786	—
Proceeds from exercise of stock options	7,585	2,247

Net cash provided by financing activities	101,371	2,247

Net increase / (decrease) in cash and cash equivalents	116,637	(9,502)
Cash and cash equivalents, beginning of period	10,186	21,679

Cash and cash equivalents, end of period	$126,823	$12,177

See accompanying notes.

SANGAMO BIOSCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2014

(Unaudited)

NOTE 1—BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Sangamo BioSciences, Inc. (“Sangamo” or the “Company”) have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014. The condensed consolidated balance sheet data at December 31, 2013 were derived from the audited consolidated financial statements included in Sangamo’s Form 10-K for the year ended December 31, 2013, as filed with the SEC. These financial statements should be read in conjunction with the financial statements and footnotes thereto for the year ended December 31, 2013, included in Sangamo’s Form 10-K, as filed with the SEC.

Use of Estimates and Classifications

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. On an ongoing basis, management evaluates its estimates, including critical accounting policies or estimates related to revenue recognition, clinical trial accruals, fair value measurements, business combinations including the fair value of the contingent consideration liability for payments to former Ceregene Inc. (Ceregene) stockholders and intangible assets related to the acquisition of Ceregene, and stock-based compensation. Estimates are based on historical experience and on various other market specific and other relevant assumptions that the Company believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from those estimates.

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

For revenue agreements with multiple element arrangements, such as license and development agreements, entered into on or after January 1, 2011, the Company allocates revenue to each non-contingent element based on the relative selling price of each element. When applying the relative selling price method, the Company determines the selling price for each deliverable using VSOE of selling price or TPE of selling price. If neither exists, the Company uses ESP for that deliverable. Revenue allocated is then recognized when the basic four revenue recognition criteria are met for each element. The collaboration and license agreements entered into with Shire International GmbH, formerly Shire AG (Shire), in January 2012 and Biogen Idec Inc. (Biogen) in January 2014 were evaluated under these amended accounting standards.

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

NOTE 2—FAIR VALUE MEASUREMENT

The Company measures certain financial assets at fair value on a recurring basis, including cash equivalents, available-for sale-securities and contingent consideration liability. The fair value of these assets was determined based on a three-tier hierarchy under the authoritative guidance for fair value measurements and disclosures that prioritizes the inputs used in measuring fair value as follows:

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

The Company generally classifies its available-for-sale debt instruments as Level 2. Instruments can be classified as Level 2 when observable market prices for identical securities that are traded in less active markets are used. When observable market prices for identical securities are not available, such instruments are priced using benchmark curves, benchmarking of like securities, sector groupings, and matrix pricing, as well as model processes. These models are proprietary to the pricing providers or brokers. These valuation models incorporate a number of inputs, including, listed in approximate order of priority: benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers and reference data including market research publications. For certain security types, additional inputs may be used, or some of the standard inputs may not be applicable. Evaluators may prioritize inputs differently on any given day for any security based on market conditions, and not all inputs listed are available for use in the evaluation process for each security evaluation on any given day.

The fair value measurements of our cash equivalents, available-for-sale marketable securities and contingent consideration liability are identified at the following levels within the fair value hierarchy (in thousands):

	March 31, 2014 Fair Value Measurements
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents:
Money market funds	$7,234	$7,234	$—	$—
U.S. government sponsored entity debt securities	116,991	—	116,991	—

Total	124,225	7,234	116,991	—
Liabilities:
Contingent consideration liability	$1,620	$—	$—	$1,620

Total	1,620	—	—	1,620

	December 31, 2013 Fair Value Measurements
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents:
Money market funds	$6,934	$6,934	$—	$—
U.S. government sponsored entity debt securities	121,290	—	121,290	—

Total	128,224	6,934	121,290	—
Liabilities:
Contingent consideration liability	$1,570	$—	$—	$1,570

Total	1,570	—	—	1,570

Contingent Consideration Liability

On October 1, 2013 the Company acquired Ceregene and recorded a liability for the estimated fair value of contingent consideration payments to former Ceregene stockholders, as outlined under the terms of the merger agreement with Ceregene. These contingent payments are owed if the Company grants a third-party license to develop and commercialize certain product candidates acquired from Ceregene, or if the Company commercializes any of such product candidates itself. The fair values of these Level 3 liabilities are estimated using a probability-weighted discounted cash flow analysis. Such valuations require significant estimates and assumptions including but not limited to: determining the timing and estimated costs to complete the in-process projects, projecting regulatory approvals, estimating future cash flows and developing appropriate discount rates.

Subsequent changes in the fair value of these contingent consideration liabilities are recorded to the “Change in fair value of contingent liability” expense line item in the Condensed Consolidated Statements of Operations as operating expenses. During the three months ended March 31, 2014, the recognized amount of the liability for contingent consideration increased by $0.1 million primarily as the result of the passage of time.

Fair value as of December 31, 2013	$1,570
Change in fair value	50

Fair value as of March 31, 2014	$1,620

NOTE 3—MARKETABLE SECURITIES

Sangamo classifies its marketable securities as available-for-sale and records its investments at fair value. Available-for-sale securities are carried at estimated fair value based on quoted market prices, with the unrealized holding gains and losses included in accumulated other comprehensive income. Marketable securities that have maturities beyond one year as of the end of the reporting period are classified as non-current. The Company’s investments are subject to a periodic impairment review, and the Company recognizes an impairment charge when a decline in the fair value of its investments below the cost basis is judged to be other-than-temporary. The Company considers various factors in determining whether to recognize an impairment charge, including the length of time and extent to which the fair value has been less than the Company’s cost basis, the financial condition and near-term prospects of the investee, and the Company’s intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in the market value.

The table below summarizes the Company’s available-for-sale securities (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
March 31, 2014
Cash equivalents:
Money market funds	$7,234	$—	$—	$7,234

Total	7,234	—	—	7,234

Available-for-sale securities:
U.S. government sponsored entity debt securities	116,970	21	—	116,991

Total cash equivalents and available-for-sale securities	$124,204	$21	$—	$124,225

December 31, 2013
Cash equivalents:
Money market funds	6,934	—	—	6,934

Total	6,934	—	—	6,934

Available-for-sale securities:
U.S. government sponsored entity debt securities	121,278	12	—	121,290

Total cash equivalents and available-for-sale securities	$128,212	$12	$—	$128,224

As of March 31, 2014, none of the available-for-sale securities held by the Company had material unrealized losses and there were no realized losses for the three months ended March 31, 2014. The Company had no other-than-temporary impairments of available-for-sale securities for the three months ended March 31, 2014 or the twelve months ended December 31, 2013.

NOTE 4—BASIC AND DILUTED NET LOSS PER SHARE

Basic net loss per share has been computed by dividing the net loss by the weighted-average number of shares of common stock outstanding during the period. Diluted net loss per share is calculated by dividing net loss by the weighted average number of shares of common stock and potential dilutive securities outstanding during the period.

Because Sangamo is in a net loss position, diluted net loss per share excludes the effects of common stock equivalents consisting of stock options, which are anti-dilutive. The total stock options outstanding excluded from consideration in the calculation of diluted net loss per share for the three months ended March 31, 2014 and 2013 were 7,302,366 and 8,661,061, respectively.

NOTE 5—MAJOR CUSTOMERS, PARTNERSHIPS AND STRATEGIC ALLIANCES

Collaboration Agreements

Collaboration and License Agreement with Biogen Idec Inc. in Human Therapeutics

On January 8, 2014, Sangamo entered into a Global Research, Development and Commercialization Collaboration and License Agreement (the Agreement) with Biogen, pursuant to which Sangamo and Biogen will collaborate to discover, develop, seek regulatory approval for and commercialize therapeutics based on Sangamo’s zinc finger DNA-binding protein (ZFP) technology for hemoglobinopathies, including beta-thalassemia and sickle cell disease (SCD).

Under the Agreement, Sangamo and Biogen will jointly conduct two research programs: the beta-thalassemia program and the SCD program. For the beta-thalassemia program, Sangamo is responsible for all discovery, research and development activities through the first human clinical trial for the first ZFP Therapeutic developed under the Agreement for the treatment of beta-thalassemia. For the SCD program, both parties are responsible for research and development activities through the submission of an Investigational New Drug (IND) application for ZFP Therapeutics intended to treat SCD. For both programs, Biogen is responsible for subsequent world-wide clinical development, manufacturing and commercialization of licensed products developed under the Agreement. At the end of specified research terms for each program or under certain specified circumstances, Biogen retains the right to step in and take over any remaining activities of Sangamo. Furthermore, Sangamo has an option to co-promote in the United States any licensed product to treat beta-thalassemia and SCD developed under the Agreement, and Biogen agrees to compensate Sangamo for such co-promotion activities.

Sangamo received an upfront license fee of $20.0 million. Biogen will reimburse Sangamo for its costs incurred in connection with research and development activities conducted by Sangamo. In addition, Sangamo is eligible to receive development milestone payments upon the achievement of specified regulatory, clinical development, commercialization and sales milestones. The total amount of potential regulatory, clinical development, commercialization and sales milestone payments, assuming the achievement of all specified milestones in the Agreement, is $293.8 million, including Phase 1 milestone payments of $7.5 million for each of the beta-thalassemia and SCD programs. In addition, if products are commercialized under this Agreement, Biogen will pay Sangamo incremental royalties for each licensed product that are a tiered double-digit percentage of annual net sales of such product. There have been no licensed products approved under the agreement as of March 31, 2014.

All contingent payments under the Agreement, when earned, will be non-refundable and non-creditable. The Company has evaluated the contingent payments under the Agreement with Biogen based on the authoritative guidance for research and development milestones and determined that certain of these payments meet the definition of a milestone and that all such milestones are evaluated to determine if they are considered substantive milestones. Milestones are considered substantive if they are related to events (i) that can be achieved based in whole or in part on either the Company’s performance or on the occurrence of a specific outcome resulting from the Company’s performance, (ii) for which there was substantive uncertainty at the date the agreement was entered into that the event would be achieved and (iii) that would result in additional payments being due to the Company. Accordingly, consideration received for the achievement of milestones that are determined to be substantive will be recognized in as revenue its entirety in the period when the milestone is achieved and collectability is reasonably assured. Revenue for the achievement of milestones that are not substantive will be recognized over the remaining period of the Agreement, assuming all other applicable revenue recognition criteria have been met.

Subject to the terms of the Agreement, Sangamo grants Biogen an exclusive, royalty-bearing license, with the right to grant sublicenses, to use certain ZFP and other technology controlled by Sangamo for the purpose of researching, developing, manufacturing and commercializing licensed products developed under the Agreement. Sangamo also grants Biogen a non-exclusive, world-wide, royalty free, fully paid license, with the right to grant sublicenses, of Sangamo’s interest in certain other intellectual property developed pursuant to the Agreement.

The Company has identified the deliverables within the arrangement as a license to the technology and on-going research services activities. The Company has concluded that the license is not a separate unit of accounting as it does not have stand-alone value to Biogen apart from the research services to be performed pursuant to the Agreement. As a result, the Company will recognize revenue from the upfront payment on a straight-line basis over a forty-month initial research term during which the Company will perform research services. As of March 31, 2014, the Company has deferred revenue of $19.3 million related to this Agreement.

Revenues recognized under the agreement with Biogen for the three months ended March 31, 2014 are as follows (in thousands):

Three months ended March 31,
2014
Revenue related to Biogen Collaboration:
Recognition of upfront fee	$660
Research services	423

Total	$1,083

Collaboration and License Agreement with Shire International GmbH in Human Therapeutics and Diagnostics

In January 2012, the Company entered into a collaboration and license agreement (the Agreement) with Shire International GmbH, formerly Shire AG, (Shire), pursuant to which the Company and Shire collaborate to research, develop and commercialize human therapeutics and diagnostics for monogenic diseases based on Sangamo’s novel ZFP technology. Under the Agreement, the Company and Shire may develop potential human therapeutic or diagnostic products for seven gene targets. The initial four gene targets selected were blood clotting Factors VII, VIII, IX and X, and products developed for such initial gene targets will be used for treating or diagnosing hemophilia. In June 2012, Shire selected a fifth gene target for the development of a ZFP Therapeutic for

Huntington’s disease. Shire has the right, subject to certain limitations, to designate two additional gene targets. Pursuant to the Agreement, the Company granted Shire an exclusive, world-wide, royalty-bearing license, with the right to grant sublicenses, to use Sangamo’s ZFP technology for the purpose of developing and commercializing human therapeutic and diagnostic products for the gene targets. The initial research term of the Agreement is six years and is subject to extensions upon mutual agreement and under other specified circumstances.

Under the terms of the Agreement, the Company is responsible for all research activities through the submission of an IND or European Clinical Trial Application (CTA), while Shire is responsible for clinical development and commercialization of products generated from the research program from and after the acceptance of an IND or CTA for the product. Shire reimburses Sangamo for its internal and external research program-related costs.

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

All contingent payments under the Agreement, when earned, will be non-refundable and non-creditable. The Company has evaluated the contingent payments under the Agreement with Shire based on the authoritative guidance for research and development milestones and determined that certain of these payments meet the definition of a milestone and that all such milestones are evaluated to determine if they are considered substantive milestones. Milestones are considered substantive if they are related to events (i) that can be achieved based in whole or in part on either the Company’s performance or on the occurrence of a specific outcome resulting from the Company’s performance, (ii) for which there was substantive uncertainty at the date the agreement was entered into that the event would be achieved and (iii) that would result in additional payments being due to the Company. Accordingly, revenue for the achievement of milestones that are determined to be substantive will be recognized in its entirety in the period when the milestone is achieved and collectability is reasonably assured. Revenue for the achievement of milestones that are not substantive will be recognized over the remaining period of the Agreement, assuming all other applicable revenue recognition criteria have been met.

The Company has identified the deliverables within the arrangement as a license to the technology and on-going research services activities. The Company has concluded that the license is not a separate unit of accounting as it does not have stand-alone value to Shire apart from the research services to be performed pursuant to the Agreement. As a result, the Company will recognize revenue from the upfront payment on a straight-line basis over a six-year initial research term during which the Company will perform research services. As of March 31, 2014, the Company has deferred revenue of $8.4 million related to this Agreement.

Revenues recognized under the agreement with Shire for the three ended March 31, 2014 and 2013, were as follows (in thousands):

	Three months ended March 31,
	2014	2013
Revenue related to Shire Collaboration:
Recognition of upfront fee	$542	$542
Research services	4,979	3,214

Total	$5,521	$3,756

Related costs and expenses incurred under the Shire agreement were $4.8 million and $3.1 million during the three months ended March 31, 2014 and March 31, 2013, respectively.

Agreement with Sigma-Aldrich Corporation in Laboratory Research Reagents, Transgenic Animal and Commercial Protein Production Cell-line Engineering

In July 2007, Sangamo entered into a license agreement (the Agreement) with Sigma-Aldrich Corporation (Sigma). Under the Agreement, Sangamo agreed to provide Sigma with access to its proprietary ZFP technology and the exclusive right to use the technology to develop and commercialize research reagent products and services in the research field, excluding certain agricultural research uses that Sangamo previously licensed to Dow AgroSciences LLC (DAS). Under the Agreement, Sangamo and Sigma agreed to conduct a three-year research program to develop laboratory research reagents using Sangamo’s ZFP technology during which time Sangamo agreed to assist Sigma in connection with its efforts to market and sell services employing the Company’s ZFP technology in the research field. Sangamo has transferred its ZFP manufacturing technology to Sigma.

In October 2009, Sangamo expanded its Agreement with Sigma. In addition to the original terms of the Agreement, Sigma received exclusive rights to develop and distribute ZFP-modified cell lines for commercial production of protein pharmaceuticals and certain ZFP-engineered transgenic animals for commercial applications. Under the terms of the Agreement, Sigma made an upfront cash payment of $20.0 million consisting of a $4.9 million purchase of 636,133 shares of Sangamo common stock and a $15.1 million upfront license fee. The upfront license fee was recognized on a straight-line basis from the effective date of the expanded license through July 2010, which represents the period over which Sangamo was obligated to perform research services for Sigma. Sangamo is also eligible to receive commercial license fees of $5.0 million based upon a percentage of net sales and sublicensing revenue and thereafter a reduced royalty rate of 10.5% of net sales and sublicensing revenue. In addition, upon the achievement of certain cumulative commercial milestones Sigma will make milestone payments to Sangamo up to an aggregate of $25.0 million.

Revenues recognized under the agreement with Sigma for the three months ended March 31, 2014 and 2013, were as follows (in thousands):

	Three months ended March 31,
	2014	2013
Revenue related to Sigma Collaboration:
Royalty revenues	$106	$314
License fee and milestone revenues	179	—

Total	$285	$314

Related costs and expenses incurred under the Sigma agreement were $0.0 million and $0.1 million during the three months ended March 31, 2014 and 2013, respectively.

Agreement with Dow AgroSciences in Plant Agriculture

In October 2005, Sangamo entered into an exclusive commercial license agreement (the Agreement) with Dow AgroSciences LLC. (DAS), a wholly owned subsidiary of Dow Chemical. Under the Agreement, Sangamo provides DAS with access to its proprietary ZFP technology and the exclusive right to use the technology to modify the genomes or alter the nucleic acid or protein expression of plant cells, plants, or plant cell cultures. Sangamo has retained rights to use plants or plant-derived products to deliver ZFP transcription factors (ZFP TFs) or ZFP nucleases (ZFNs) into humans or animals for diagnostic, therapeutic or prophylactic purposes. The Agreement with DAS provided for an initial three-year research term. In June 2008, DAS exercised its option under the agreement to obtain a commercial license to sell products incorporating or derived from plant cells generated using the Company’s ZFP technology, including agricultural crops, industrial products and plant-derived biopharmaceuticals. The exercise of the option triggered a one-time commercial license fee of $6.0 million, payment of the remaining $2.3 million of the previously agreed $4.0 million in research milestones, development and commercialization milestone payments for each product, and royalties on sales of products. Furthermore, DAS has the right to sublicense Sangamo’s ZFP technology to third parties for use in plant cells, plants or plant cell cultures. Sangamo will be entitled to 25% of any cash consideration received by DAS under such sublicenses. In December 2010, the Company amended the Agreement with DAS to extend the period of reagent manufacturing services and research services through December 31, 2012.

The Agreement also provides for minimum license fees each year due to Sangamo every October, provided the Agreement is not terminated by DAS. Annual fees range from $250,000 to $3.0 million and total $25.3 million over 11 years. The Company does not have any ongoing performance obligations under the agreement with DAS. DAS has the right to terminate the Agreement at any time; accordingly, the Company’s actual license fees over the term of the Agreement could be lower than $25.3 million. In addition, each party may terminate the Agreement upon an uncured material breach by the other party. In the event of any termination of the Agreement, all rights to use the Company’s ZFP technology will revert to Sangamo, and DAS will no longer be permitted access to Sangamo’s ZFP technology or to develop or, except in limited circumstances, commercialize any products derived from the Company’s ZFP technology.

There were no revenues or related costs and expenses during the three months ended March 31, 2014 and 2013.

Funding from Research Foundations

California Institute for Regenerative Medicine - HIV

In October 2009, California Institute for Regenerative Medicine (CIRM), a State of California entity, granted a $14.5 million Disease Team Research Award to develop an HIV/AIDS therapy based on the application of ZFN gene editing technology in hematopoietic stem cells (HSCs). The four-year grant supports an innovative research project conducted by a multidisciplinary team of investigators, including investigators from the University of Southern California, City of Hope National Medical Center and Sangamo BioSciences. Sangamo received funds totaling $5.2 million from the total amount awarded based on expenses incurred for research and development efforts by Sangamo as prescribed in the agreement, and subject to its terms and conditions. The award is intended to substantially fund Sangamo’s research and development efforts related to the agreement. The State of California has the right to receive, subject to the terms and conditions of the agreement between Sangamo and CIRM, payments from Sangamo resulting from sales of a commercial product resulting from research and development efforts supported by the grant, not to exceed two times the amount Sangamo receives in funding under the agreement with CIRM. As of December 31, 2013, all revenues under the award have been recognized and all funds have been received.

There were no revenues attributable to research and development performed under the CIRM grant agreement during the three months ended March 31, 2014. Revenues attributable to research and development performed under the CIRM grant agreement were $0.4 million during the three months ended March 31, 2013. Related costs and expenses were $0.3 million and $0.4 million during the three months ended March 31, 2014, and 2013, respectively.

California Institute for Regenerative Medicine - Beta-Thalassemia

In May 2013, CIRM granted Sangamo a $6.4 million Strategic Partnership Award to develop a potentially curative ZFP Therapeutic for beta-thalassemia based on the application of its ZFN gene editing technology in HSCs. The four-year grant provides matching funds for preclinical work that will support an IND application and a Phase 1 clinical trial in transfusion-dependent beta-thalassemia patients. The State of California has the right to receive, subject to the terms and conditions of the agreement between Sangamo and CIRM, payments from Sangamo, or its collaborators, from sales of a commercial product resulting from research and development efforts supported by the grant, in accordance with Title 17, California Code of Regulations, Section 100600.

Revenue attributable to research and development performed under the CIRM grant agreement for beta-thalassemia were $0.4 million during the three months ended March 31, 2014. Related costs and expenses were $1.3 million during the three months ended March 31, 2014.

NOTE 6—INTANGIBLE ASSETS

Intangible assets for in-process research and development (IPR&D) consist of two clinical product candidates from our acquisition of Ceregene. IPR&D is an intangible asset classified as an indefinite-lived until the completion or abandonment of the associated research and development effort, and will be amortized over an estimated useful life to be determined at the date the project is completed.

A summary of these assets and estimated fair values are as follows (in thousands):

	As of March 31, 2014	As of December 31, 2013
CERE-110 for the treatment of Alzheimer’s disease	$1,640	$1,640
CERE-120 for the treatment of Parkinson’s disease	230	230

Total identifiable intangible assets	$1,870	$1,870

The excess of the consideration transferred over the fair values assigned to the assets acquired and liabilities assumed, which is also known as goodwill, was $1.6 million. There was no change in goodwill for the three months ended March 31, 2014.

NOTE 7—INCOME TAXES

The Company maintains deferred tax assets that reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. These deferred tax assets include net operating loss carryforwards, research credits and capitalized research and development costs. Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain based on Sangamo’s history of losses. Accordingly, the Company’s net deferred tax assets have been fully offset by a valuation allowance. Utilization of operating losses and credits may be subject to substantial annual limitation due to ownership change provisions of the Internal Revenue Code of 1986, as amended and similar state provisions. The annual limitation may result in the expiration of net operating losses and credits before utilization.

NOTE 8—STOCK-BASED COMPENSATION

The following table shows total stock-based compensation expense included in the condensed consolidated statement of operations for the three months ended March 31, 2014 and 2013 (in thousands):

	Three months ended March 31,
	2014	2013
Costs and expenses:
Research and development	$1,073	$685
General and administrative	834	644

Total stock-based compensation expense	$1,907	$1,329

NOTE 9—STOCKHOLDERS’ EQUITY

On March 26, 2014, Sangamo completed an underwritten public offering of its common stock, in which the Company sold an aggregate of 4,444,444 shares of its common stock at a public offering price of $22.50 per share. The net proceeds to Sangamo from the sale of shares in this offering, after deducting underwriting discounts and commissions and other estimated offering expenses, were approximately $93.8 million.

NOTE 10—SUBSEQUENT EVENT

On April 23, 2014, Sangamo filed a Certificate of Amendment of Seventh Amended and Restated Certificate of Incorporation of Sangamo BioSciences, Inc. and increased the total number of shares of common stock which the Corporation shall have authority to issue up to 160,000,000 shares.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The discussion in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contains trend analysis, estimates and other forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements include, without limitation, statements containing the words “believes,” “anticipates,” “expects,” “continue,” and other words of similar import or the negative of those terms or expressions. Such forward-looking statements are subject to known and unknown risks, uncertainties, estimates and other factors that may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. You should read the following discussion and analysis along with the financial statements and notes attached to those statements included elsewhere in this report and in our annual report on Form 10-K for the year ended December 31, 2013 as filed with the SEC.

Overview

We are a clinical stage biopharmaceutical company focused on the research, development and commercialization of engineered DNA-binding proteins for the development of novel therapeutic strategies for unmet medical needs. Our current mission is to develop ZFP Therapeutics®, or human therapeutics based on our proprietary zinc finger DNA-binding protein (ZFP) technology, through early stage clinical testing, strategically partner with biopharmaceutical companies at points of value inflection and have the partner execute late-stage clinical trials and commercial development. In the long-term, our goal is to integrate marketing and development operations and to capture the value of late-stage and commercial ZFP Therapeutic products for ourselves.

We and our licensed partners are the leaders in the research, development and commercialization of ZFPs, a naturally occurring class of proteins. We have used our knowledge and expertise to develop a proprietary technology platform. ZFPs can be engineered to make ZFP nucleases (ZFNs), proteins that can be used to modify DNA sequences in a variety of ways and ZFP transcription factors (ZFP TFs), proteins that can be used to turn genes on or off. As ZFPs act at the DNA level, they have broad potential applications in several areas, including human therapeutics, plant agriculture and research reagents, as well as production of transgenic animals and cell-line engineering.

The main focus for our company is the development of novel human therapeutics and we are building a pipeline of ZFP Therapeutics. Our lead ZFP Therapeutic, SB-728-T, a ZFN-modified autologous T-cell product for the treatment of HIV/AIDS, is the first therapeutic application of our ZFN technology and is being evaluated in a Phase 2 clinical trial in HIV-infected subjects. On March 6, 2014, we presented clinical data from our clinical trials at the Conference on Retroviruses and Opportunistic Infections (CROI 2014) and expect to present additional data from this program at appropriate scientific and medical meetings in 2014 and 2015.

In January 2014, we entered into a collaborative partnership with Biogen Idec Inc. (Biogen) to research, develop and commercialize our preclinical ZFP Therapeutic development program in hemoglobinopathies, targeting sickle cell disease (SCD) and beta-thalassemia. We also have a collaborative partnership with Shire International GmbH, formerly Shire AG (Shire), to research, develop and commercialize certain of our preclinical ZFP Therapeutic development programs, including programs in hemophilia, Huntington’s disease (HD) and other monogenic diseases. We have proprietary preclinical programs in several lysosomal storage disorders (LSDs). In addition, we have research stage programs in other monogenic diseases, including certain immunodeficiencies, as well as central nervous system (CNS) disorders and cancer immunotherapy.

We believe the potential commercial applications of ZFPs are broad-based and we have entered into strategic partnerships in fields outside human therapeutics to facilitate the sale or licensing of our ZFP platform as follows:

•	We have a license agreement with the research reagent company Sigma-Aldrich Corporation (Sigma). Sigma has the exclusive rights to develop and market high value laboratory research reagents based upon our ZFP technology as well as ZFP-modified cell lines for commercial production of protein pharmaceuticals and ZFP-engineered transgenic animals. Sigma is marketing ZFN-derived gene editing tools under the trademark CompoZr®.

•	We have a license agreement with Dow AgroSciences, LLC (DAS), a wholly owned subsidiary of Dow Chemical Corporation. Under the agreement, we have provided DAS with access to our ZFP technology and the exclusive rights to use it to modify the genomes or alter protein expression of plant cells, plants or plant cell cultures. DAS markets our ZFN technology under the trademark EXZACTTM Precision Technology. We have retained rights to use plants or plant-derived products to deliver ZFP TFs or ZFNs into human or animals for diagnostic, therapeutic or prophylactic purposes.

In October 2013, we acquired Ceregene, a privately held biotechnology company focused on the development of adeno-associated virus (AAV) gene therapies. The acquired assets include all of Ceregene’s therapeutic programs, including CERE-110, an AAV expressing nerve growth factor (NGF) for the treatment of Alzheimer’s disease (AD) that is currently in a Phase 2 clinical trial, certain intellectual property rights relating to the manufacturing of AAV, certain toxicology data and safety and efficacy data from Ceregene’s human clinical trials. We believe that these additional assets provide valuable reference materials for us in the preparation and filing of Investigative New Drug (IND) applications for our in vivo ZFP Therapeutics, particularly those that target the brain.

We have incurred net losses since inception and expect to incur losses in the future as we continue our research and development activities. To date, we have funded our operations primarily through the issuance of equity securities, payments from corporate collaborations and research grants.

For the three months ended March 31, 2014, we incurred a consolidated net loss of $7.6 million, or $0.12 per share, compared to a net loss of $6.9 million, or $0.13 per share, for the same period in 2013. As of March 31, 2014, we had cash, cash equivalents, marketable securities and interest receivable totaling $244.2 million compared to $131.8 million as of December 31, 2013. As of March 31, 2014, we had an accumulated deficit of $309.7 million.

Our revenues have consisted primarily of revenues from our corporate partners for ZFNs and ZFP TFs, contractual payments from strategic partners for research programs and research milestones, and research grant funding. We expect revenues will continue to fluctuate from period to period, and there can be no assurance that new collaborations or partner funding will continue beyond their initial terms.

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

Critical Accounting Estimates

The accompanying discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements and the related disclosures, which have been prepared in accordance with generally accepted accounting principles in the United States. The preparation of these financial statements requires us to make estimates, assumptions and judgments that affect the reported amounts in our consolidated financial statements and accompanying notes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe that there have been no significant changes in our critical accounting policies and estimates disclosed in our Annual Report on Form 10-K for the year ended December 31, 2013, as filed with the SEC.

Results of Operations

Three months ended March 31, 2014 and 2013

Revenues

	Three months ended March 31,
	(in thousands, except percentage values)
	2014	2013	Change	%
Revenues:
Collaboration agreements	$7,568	$4,083	$3,485	85%
Research grants	548	540	8	1%

Total revenues	$8,116	$4,623	$3,493	76%

Total revenues consist of revenues from collaboration agreements and research grants. We anticipate revenues over the next several years will primarily be derived from our collaboration agreements with Biogen, Shire, Sigma and DAS.

Revenues from our corporate collaboration agreements were $7.6 million for the three months ended March 31, 2014, compared to $4.1 million in the corresponding period in 2013. The $3.5 million increase in collaboration agreements revenues was primarily due to an increase of $2.8 million in research service revenues related to our collaboration and license agreements with Shire and Biogen. The revenues from Shire included partial recognition of an upfront payment of $13.0 million and revenues from research services. The revenues from Biogen included partial recognition of an upfront payment of $20.0 million and revenues from research services. We also recognized $0.7 million for royalty payment obligations under the license agreement with Open Monoclonal Technology, Inc.

Operating Expenses

	Three months ended March 31,
	(in thousands, except percentage values)
	2014	2013	Change	%
Operating expenses:
Research and development	$12,033	$8,220	$3,813	46%
General and administrative	3,644	3,308	336	10%
Change in fair value of contingent liability	50	—	50	100%

Total expenses	$15,727	$11,528	$4,199	36%

Research and development

Research and development expenses consist primarily of salaries and personnel related expenses, including stock-based compensation, laboratory supplies, preclinical and clinical studies, manufacturing expenses, allocated facilities expenses, subcontracted research expenses and expenses for trademark registration and technology licenses. We expect to continue to devote substantial resources to research and development in the future and expect research and development expenses to increase in the next several years if we are successful in advancing our HIV/AIDS program in the clinic and if we are able to move our earlier stage ZFP Therapeutic product candidates into clinical trials. We also expect that expenses related to research performed under our collaboration and license agreements with Biogen and Shire will increase our research and development expenses during the term of the agreement. Pursuant to the terms of the agreements with Biogen and Shire, future expenses related to research activities related to the collaboration will be reimbursed, including employee and external research costs related to the programs. The reimbursement funds received from Biogen and Shire will be recognized as revenue as the expenses are incurred and collection is reasonably assured.

Research and development expenses were $12.0 million for the three months ended March 31, 2014, compared to $8.2 million in the corresponding period in 2013. The increase of $3.8 million in research and development expenses was primarily due to an increase of $3.1 million in external expenses, lab supplies and other expenses related to our hemophilia, beta-thalassemia and Huntington’s disease programs, $0.4 million in stock-based compensation expense and $0.3 million in salaries and benefits.

General and administrative

General and administrative expenses consist primarily of salaries, benefits and other expenses for executive, finance and administrative personnel, stock-based compensation expenses, professional fees, allocated facilities expenses, patent prosecution expenses and other general corporate expenses. As we pursue commercial development of our therapeutic programs, we expect the business aspects of the Company to become more complex. In the future we may be required to add personnel and incur additional expenses related to the maturity of our business.

General and administrative expenses were $3.6 million for the three month period ended March 31, 2014 and $3.3 million for the corresponding period in 2013. The increase was primarily related to $0.2 million in stock-based compensation expense and $0.1 million in professional services.

Liquidity and Capital Resources

Liquidity

Since inception, we have incurred significant net losses and we have funded our operations primarily through the issuance of equity securities, payments from corporate collaborators and strategic partners and research grants.

As of March 31, 2014, we had cash, cash equivalents, marketable securities and interest receivable totaling $244.2 million compared to $131.8 million as of December 31, 2013 with the increase primarily attributable to the completion of an underwritten public offering of the Company’s common stock in March 2014, in which 4,444,444 shares of Sangamo common stock were sold at a public offering price of $22.50 per share. The net proceeds to the Company from the sale of shares in this offering, after deducting underwriting discounts and commissions and other estimated offering expenses, were approximately $93.8 million. Additionally, the increase was partially attributable to the upfront license fee of $20.0 million from Biogen pursuant to our collaboration and license agreement.

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

Under our agreement with Shire, we received an upfront license fee of $13.0 million. Shire will reimburse us for our costs incurred in connection with research and development activities conducted by us. We are also eligible to receive milestone payments based on our achievement of specified research, regulatory, clinical development, commercialization and sales milestones, which depends upon ours and Shire’s ability to continue to progress our programs under collaboration. We will also be eligible to receive royalty payments that are a tiered double-digit percentage of net sales of products developed under the collaboration, if any.

Under the agreement with Biogen, we received an upfront license fee of $20.0 million. Biogen will reimburse us for our costs incurred in connection with research and development activities conducted by us. In addition, we are eligible to receive development milestone payments upon the achievement of specified regulatory, clinical development and commercialization milestones. We will also be eligible to receive incremental royalties for each licensed product that are a tiered double-digit percentage of annual net sales of such product, if any.

Cash Flow

Operating activities. Net cash provided by operating activities for the three months ended March 31, 2014 was $11.4 million, while cash used in operating activities was $8.0 million for the three months ended March 31, 2013. Net cash provided by operating activities for the three months ended March 31, 2014 primarily reflected the increases in deferred revenues related to our collaboration agreement with Biogen, accounts payable and stock-based compensation, partially offset by an increase in accounts receivable and decrease in accrued compensation. Net cash used in operating activities for the three months ended March 31, 2013 primarily reflects the net loss for the period and the decrease in deferred revenues related to our collaboration agreement with Shire, partially offset by stock-based compensation and other non-cash expenses included in net loss.

Investing activities. Net cash provided by investing activities was $3.9 million for the three months ended March 31, 2014, while cash used by operating activities was $3.7 million for the three months ended March 31, 2013. Cash flows from investing activities for both periods primarily related to purchases and maturities of investments.

Financing activities. Net cash provided by financing activities for the three months ended March 31, 2014 and 2013 was $101.4 million and $2.2 million, respectively. The increase for the three month period ended March 31, 2014 was primarily attributable to $93.8 million in net proceeds from the public offering of the Company’s common stock completed on March 26, 2014, as well as proceeds from the issuance of common stock upon exercise of stock options. Net cash provided by financing activities for the three months ended March 31, 2013 was primarily attributable to proceeds from the issuance of common stock upon exercise of stock options.

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

Our future capital requirements will depend on many factors and are not limited to the following:

•	the initiation, progress, timing and completion of clinical trials for our product candidates;

•	the outcome, timing and cost of regulatory approvals;

•	the success of our collaboration with Shire, Biogen and other partners;

•	delays that may be caused by changing regulatory requirements;

•	the number of product candidates that we pursue;

•	the costs involved in filing and prosecuting patent applications and enforcing and defending patent claims;

•	the timing and terms of future in-licensing and out-licensing transactions;

•	the cost of procuring clinical and commercial supplies of our product candidates;

•	the extent to which we acquire or invest in businesses, products or technologies; and

•	the costs of litigation.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our primary exposure to market risk is interest income sensitivity relating to our cash, cash equivalents and investments, which is affected by changes in the general level of U.S. interest rates. We do not have any foreign currency or other derivative financial instruments.

Our market risks at March 31, 2014 have not changed materially from those discussed in Item 7A of our Form 10-K for the year ended December 31, 2013 on file with the SEC.

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

An investment in our common stock involves significant risk. You should carefully consider the information described in the following risk factors, together with the other information appearing elsewhere in this report, before making an investment decision regarding our common stock. You should also consider the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2013 (“2013 Annual Report”) under the caption “Item 1A. Risk Factors,” together with the other information appearing elsewhere in this report, before making an investment decision regarding our common stock. If any of the risks described below or in our 2013 Annual Report actually occur, our business, financial conditions, results of operation and future growth prospects would likely be materially and adversely affected. In these circumstances, the market price of our common stock could decline, and you may lose all or a part of your investment in our common stock. Moreover, the risks described below and in our 2013 Annual Report are not the only ones that we face. Additional risks not presently known to us or that we currently deem immaterial may also affect our business, operating results, prospects or financial condition. You should carefully consider these risk factors, together with all of the other information included in this Form 10-Q as well as our other publicly available filings with the Securities and Exchange Commission.

Risks Relating to Development, Commercialization and Regulatory Approval of our Products and Technology

ZFP Therapeutics have undergone limited testing in humans and our ZFP Therapeutics may fail safety studies in clinical trials.

We are conducting an on-going Phase 2 clinical trial of our ZFP Therapeutics for the treatment of HIV/AIDS. Preliminary data from these studies demonstrates that treatment of aviremic HIV-infected subjects with SB-728-T has been well-tolerated. In addition, data from Phase 1 and several Phase 2 clinical trials of our ZFP Therapeutic, SB-509, for diabetic neuropathy and ALS demonstrated that the drug was well tolerated in these studies. However, if one of our ZFP Therapeutic fails one of its safety studies, it could reduce our ability to attract new investors and corporate partners.

All of these studies are designed primarily to evaluate the safety and tolerability of this ZFP Therapeutic approach. Our clinical studies are a highly visible test of our ZFP Therapeutics and our investors assess the value of our technology primarily based on the continued progress of ZFP Therapeutic products into and through clinical trials. If clinical trials of our ZFP Therapeutic products were halted due to safety concerns, this would negatively affect our operations and the value of our stock.

Our progress in early Phase 1 and Phase 2 trials may not be indicative of long-term efficacy in late stage clinical trials.

The results in early phases of clinical testing are based upon limited numbers of patients and a limited follow-up period. Typically, our Phase 1 clinical trials for indications of safety enroll less than 25 patients. Our Phase 2 and late-stage clinical trials generally enroll a larger number of patients. Accordingly, any positive data obtained in early Phase 1 and Phase 2 trials may not be indicative of long-term efficacy in late-stage clinical trials. In September 2011, we announced preliminary data from our Phase 1 clinical program to develop SB-728-T for the treatment of HIV/AIDS. The data demonstrated a statistically significant relationship between SB-728-T and the reduction of HIV viral load. In January 2012, we initiated a Phase 2 clinical study (SB-728-902, Cohort 5) and a Phase 1/2 clinical study (SB-728-1101) for the treatment of HIV/AIDS. In December 2013, we presented data from all cohorts of these two clinical trials. Three of seven evaluable subjects in Cohort 5 showed a decrease of greater than one log in their viral load during a sixteen week treatment interruption (TI) with one subject achieving a transiently undetectable viral load during the TI period and one subject achieving control of viral load during TI for a prolonged period (31 weeks as of March 2014). In subjects in which viral load decreased, a measurable anti-HIV immune response was also observed. Additional data were presented from the Company’s Phase 1 study (SB-728-902, Cohorts 1-3) that demonstrated a long-term decrease in the peripheral blood mononuclear cell (PBMC) HIV reservoir using a sensitive test for integrated HIV DNA in nine of nine subjects over a 36 month period (median decrease 0.9 logs). Additional subjects have been enrolled into the SB-728-1101 study to define the optimum dose of Cytoxan required to safely enhance engraftment and an additional 12 subjects will be enrolled in the Phase 2 study to further test this dose. However, there is no guarantee that these and other future studies of SB-728-T in later stage trials involving larger patient groups may produce positive or similar results as those obtained in earlier trials. Furthermore, in November 2013, we presented early positive data from Phase 1 clinical trial of CERE-110 for the treatment of AD, demonstrating that the drug was well-tolerated and resulted in appropriate delivery of the therapeutics. However, we cannot guarantee that additional studies and clinical trials of CERE-110 will replicate such positive results and demonstrate the efficacy of the drug.

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

Before commencing clinical trials in humans, we must submit an IND application to the FDA. The FDA has 30 days to comment on the application, and if the agency has no comments, we or our commercial partner may begin clinical trials. While we have stated our intention to file additional IND applications during the next several years, this is only a statement of intent, and we may not be able to do so because the associated product candidates may not meet the necessary preclinical requirements. In addition, there can be no assurance that, once filed, an IND application will result in the actual initiation of clinical trials. Clinical trials are subject to oversight by institutional review boards and the FDA. In addition, our proposed clinical studies require review from the Recombinant DNA Advisory Committee (RAC), which is the advisory board to the National Institutes of Health (NIH), focusing on clinical trials involving gene transfer. We will typically submit a proposed clinical protocol and other product-related information to the RAC three to six months prior to the expected IND application filing date.

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

We have an ongoing Phase 2 clinical trial of a ZFP Therapeutic for HIV/AIDS and an ongoing Phase 2 trial to evaluate the safety and efficacy of AAV-NGF (CERE-110) for AD. However, the FDA will require additional clinical testing which involves significantly greater resources, commitments and expertise and so it is likely that we would need to enter into a collaborative relationship with a pharmaceutical company that could assume responsibility for late-stage development and commercialization.

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

We have previously announced a strategy for our ZFP Therapeutic programs that enables the potential filing of eight IND applications by the end of 2015. The preparation and submission of IND applications requires us to conduct rigorous and time-consuming preclinical testing, studies, and documentation relating to, among other things, the toxicity, safety, manufacturing, chemistry and clinical protocol of new ZFP Therapeutic products. We may experience unforeseen difficulties that could delay or otherwise prevent us from executing this strategy successfully. For example, we may encounter problems in the manufacturing of our ZFP Therapeutic products and fail to demonstrate consistency in the formulation of the drug. Our preclinical tests may produce negative or inconclusive results, which may lead us to decide, or regulators may require us, to conduct additional preclinical testing. If we cannot obtain positive results in preclinical testing, we may decide to abandon the projects altogether. Furthermore, the filing of several IND applications involves significant cost and labor, and we may not have sufficient resources and personnel to complete the filing of all intended IND applications, which may force us to scale back the number of IND applications or forego potential IND applications that we believe are promising. Any delay, suspension or reduction of our efforts to pursue our preclinical and IND strategy could have a material adverse effect on our business and cause our stock price to decline.

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

Under typical partnering agreements, we would expect to receive revenue for the research and development of a ZFP Therapeutic product based on achievement of specific milestones, as well as royalties based on a percentage of sales of the commercialized products. Achieving these milestones will depend, in part, on the efforts of our partner as well as our own. If we, or any partner, fail to meet specific milestones, then the partnership may be terminated, which could reduce our revenues. For more information on risks relating to our third party collaborative agreements, see “Risks Relating to our Collaborative Relationships.”

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

Our proprietary research programs consist of research that is funded solely by us or by grant funding and in which we retain exclusive rights to therapeutic products generated by such research. This is in contrast to certain of our research programs that may be funded by corporate partners in which we may share rights to any resulting products. Conducting proprietary research programs may not generate corresponding revenue and may create conflicts with our collaborators or strategic partners over rights to our intellectual property with respect to our proprietary research activities. Any conflict with our collaborators or strategic partners could reduce our ability to enter into future collaborations or partnering agreements and negatively impact our relationship with existing collaborators and partners that could reduce our revenue and delay or terminate our product development. As we continue to focus our strategy on proprietary research and therapeutic development, we expect to experience greater business risks, expend significantly greater funds and require substantial commitments of time from our management and staff.

Even if our technology proves to be effective, it still may not lead to commercially viable products.

Even if our collaborators or strategic partners are successful in using our ZFP technology in drug discovery, protein production, therapeutic development or plant agriculture, they may not be able to commercialize the resulting products or may decide to use other methods competitive with our technology. To date, no company has received marketing approval or has developed or commercialized any therapeutic or agricultural products based on our technology. Should our technology fail to provide safe, effective, useful or commercially viable approaches to the discovery and development of these products, this would significantly limit our business and future growth and would adversely affect our value.

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

In order for us to commercialize our therapeutic products directly, we would need to develop, or obtain through outsourcing arrangements, the capability to manufacture, market and sell our products on a commercial scale. Currently, we do not have the ability nor the financial resources to establish the infrastructure and organizations needed to execute these functions, including such infrastructure needed for the commercialization of any product from our HIV/AIDS or AD programs, which can be complex and costly. If we are unable to establish adequate manufacturing, sales, marketing and distribution capabilities, we will not be able to directly commercialize our therapeutics products, which would limit our future growth.

We may not be able to fully realize the expected benefits from the acquisition of Ceregene, Inc., and the operation of the new business of Ceregene, Inc. may subject us to additional risks.

In October 2013, we acquired Ceregene, including all of its therapeutic programs and related intellectual property and other assets. Although we expect to realize strategic, operational and financial benefits as a result of the acquisition, we cannot be certain whether, and to what extent, such benefits will be achieved in the future. In particular, the success of the acquisition will depend on our ability to efficiently and successfully integrate and develop Ceregene’s business, including the prosecution of its CERE-110 Phase 2 clinical trial, and to apply Ceregene’s technology to advance our ZFP Therapeutics. There is no guarantee that any existing and future clinical trials of Ceregene’s product candidates, including CERE-110 for the treatment of AD, will produce positive results, and failure to do so may adversely affect our ability to validate the AAV delivery technology and apply such technology to our ZFP products as well as negatively impact our stock price. In April 2013, Ceregene reported that its top line data for the CERE-120 Phase 2b clinical trial for Parkinson’s disease did not demonstrate statistically significant efficacy in the primary endpoint. In November 2013, we presented early positive data from Phase 1 clinical trial of CERE-110 demonstrating that the drug was well-tolerated and resulted in appropriate delivery of the therapeutic. However, even if we obtain positive data from such clinical trials, there is no guarantee that the AAV delivery technology can be applied to our ZFP Therapeutics safely and effectively.

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

In addition, the market price of our common stock may decline as a result of the merger if the integration of Ceregene is unsuccessful, takes longer than expected or fails to achieve the expected benefits to the extent anticipated by financial analysts or investors, or the effect of the acquisition on our financial results is otherwise not consistent with the expectation of financial analysts or investors.

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

We have generated operating losses since we began operations in 1995. Our net losses for the years ended December 31, 2013, 2012 and 2011 were $26.6 million, $22.3 million, and $35.8 million, respectively. The extent of our future losses and the timing of profitability are uncertain, and we expect to incur losses for the foreseeable future. We have been engaged in developing our ZFP technology since inception, which has and will continue to require significant research and development expenditures. To date, we have generated our funding from issuance of equity securities, revenues derived from collaboration agreements, other strategic partnerships in non-therapeutic applications of our technology, federal government research grants and grants awarded by research foundations. As of March 31, 2014, we had an accumulated deficit of $309.7 million. Since our IPO in 2000, we have generated an aggregate of approximately $331.4 million in gross proceeds from the sale of our equity securities. We expect to continue to incur additional operating losses for the next several years as we continue to expand and extend our research and development activities into human therapeutic product development. If the time required to generate significant product revenues and achieve profitability is longer than we currently anticipate or if we are unable to generate liquidity through equity financing or other sources of funding, we may be forced to curtail or suspend our operations.

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

We began operations in 1995 and are in the early phases of ZFP Therapeutic product development, and we have incurred significant losses since inception. To date, our revenues have been generated from collaboration agreements , other collaborations in non-therapeutic applications of our technology, federal government research grants and grants awarded by research foundations. Our focus on higher-value therapeutic product development and related collaboration requires us to incur substantial expenses associated with product development. In addition, the preclinical or clinical failure of any single product may have a significant effect on the actual or perceived value of our stock. Our business is subject to all of the risks inherent in the development of a new technology, which includes the need to:

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

In January 2012, we entered into a collaborative agreement with Shire, pursuant to which we are engaging in a joint program with Shire to research, develop and commercialize human therapeutics and diagnostics for hemophilia, Huntington’s disease and other monogenic diseases based on our ZFP technology. Under this agreement, we are responsible for all research activities through the submission of an IND or CTA, while Shire is responsible for clinical development and commercialization of products generated from the research program from and after the acceptance of an IND or CTA for the product. Under the agreement, we may be eligible to receive milestone payments upon the achievement of specified clinical development, commercialization and post-commercialization milestones. The total amount of potential milestone payments for each gene target, assuming the achievements of all specified milestones in the agreement, is $213.5 million. We may receive royalty payments based on specified percentages of net sales of products, if any.

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

Under these agreements with Biogen and Shire we will have control and broad discretion over all or certain aspects of the clinical development and commercialization of any product developed under the agreements, and we will have little, if any, influence on how these programs will be conducted. Our lack of control over the clinical development in our agreement with Biogen and Shire could cause delays or other difficulties in the development and commercialization of our product candidates, which may prevent us from receiving any milestone, royalty payments and other benefits under the agreement. In addition, under their respective agreement(s), Biogen and Shire have certain rights to terminate the agreements by providing us with advance notices, therefore, the actual milestone payments that we may receive under these agreements may be lower than the full amounts stated above.

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

In July 2007, we entered into a license agreement with Sigma to collaborate in the application and development of ZFP-based products for use in the laboratory research reagents markets. The agreement provides Sigma with access to our ZFP technology and the exclusive right to use our ZFP technology to develop and commercialize products for use as research reagents and to offer services in related research fields. This relationship was expanded in October 2009 when we amended our license agreement with Sigma to provide Sigma with the exclusive rights to develop and distribute ZFP-modified cell lines for commercial production of protein pharmaceuticals and, certain ZFP-engineered transgenic animals for commercial applications. In June 2008, following a research period, DAS exercised its commercial license option under a license agreement with us relating to plant agriculture. This agreement provides DAS with the exclusive right to develop agricultural products using our ZFP technology in plant cells, plants or plant cell cultures. Both companies also have the right to sublicense our technology in their respective areas. In addition to upfront payments, we may also receive additional license fees, shared sublicensing revenues, royalty payments and milestone payments depending on the success of the development and commercialization of the licensed products and services covered under both agreements. The commercial milestones and royalties are typically based upon net sales of licensed products.

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

During the three months ended March 31, 2014, the closing price our common stock price, as reported by the NASDAQ Global Select Market, ranged from a low of $13.25 to high of $23.86. During the fiscal year ended December 31, 2013, our common stock price fluctuated, ranging from a low of $6.15 to a high of $14.38. Volatility in our common stock could cause stockholders to incur substantial losses. An active public market for our common stock may not be sustained, and the market price of our common stock may continue to be highly volatile. The market price of our common stock has fluctuated significantly in response to various factors, some of which are beyond our control, including but not limited to the following:

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

ITEM 6.	EXHIBITS

(a) Exhibits:

10.1†	Global Research, Development and Commercialization Collaboration and License Agreement between Sangamo BioSciences, Inc. and Biogen Idec Ma Inc. dated as of January 8, 2014

10.2	Amendment of 2013 Stock Incentive Plan on Reduction of Share Reserve

10.3	Ninth Amendment dated as of March 14, 2014 to License Agreement between Sangamo BioSciences, Inc. and Massachusetts Institute of Technology dated May 9, 1996

31.1	Rule 13a — 14(a) Certification by President and Chief Executive Officer

31.2	Rule 13a — 14(a) Certification by Principal Financial and Accounting Officer

32.1	Certification Pursuant to 18 U.S.C. Section 1350

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

†	Confidential treatment has been requested for certain information contained in this document. Such information has been omitted and filed separately with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 7, 2014

SANGAMO BIOSCIENCES, INC.

/s/ H. WARD WOLFF
H. Ward Wolff
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)