Form 10-Q
period 2014-06-30
SANGAMO BIOSCIENCES INC
filed 2014-07-29
CIK 1001233

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

As of July 23, 2014, 68,164,413 shares of the issuer’s common stock, par value $0.01 per share, were outstanding.

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SANGAMO BIOSCIENCES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited; in thousands, except share and per share amounts)

	June 30, 2014	December 31, 2013
Assets
Current assets:
Cash and cash equivalents	$99,270	$10,186
Marketable securities	94,386	82,627
Interest receivable	311	338
Accounts receivable	6,969	3,155
Prepaid expenses	1,053	457
Restricted cash	320	320
Other current assets	671	191

Total current assets	202,980	97,274
Marketable securities, non-current	42,741	38,663
Property and equipment, net	1,622	1,406
Intangible assets, in-process research and development	1,870	1,870
Goodwill	1,585	1,585
Other assets	39	40

Total assets	$250,837	$140,838

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued liabilities	$5,709	$4,380
Accrued compensation and employee benefits	1,973	3,194
Escrow liability	275	275
Deferred revenues	8,842	2,282

Total current liabilities	16,799	10,131
Deferred revenues, non-current	17,283	6,679
Contingent consideration liability	1,650	1,570
Deferred tax liability	748	748

Total liabilities	36,480	19,128

Commitments and contingencies
Stockholders’ equity:
Common stock, $0.01 par value; 160,000,000 and 80,000,000 shares authorized as of June 30, 2014 and December 31, 2013, respectively; 68,101,479 and 62,243,892 shares issued and outstanding at June 30, 2014 and December 31, 2013, respectively	681	622
Additional paid-in capital	530,329	423,209
Accumulated deficit	(316,686)	(302,133)
Accumulated other comprehensive income	33	12

Total stockholders’ equity	214,357	121,710

Total liabilities and stockholders’ equity	$250,837	$140,838

See accompanying notes.

SANGAMO BIOSCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited; in thousands, except per share amounts)

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Revenues:
Collaboration agreements	$9,721	$6,157	$17,289	$10,240
Research grants	664	777	1,212	1,317

Total revenues	10,385	6,934	18,501	11,557
Operating expenses:
Research and development	13,430	9,278	25,463	17,498
General and administrative	3,972	3,124	7,616	6,432
Change in fair value of contingent liability	30	—	80	—

Total operating expenses	17,432	12,402	33,159	23,930

Loss from operations	(7,047)	(5,468)	(14,658)	(12,373)
Interest and other income, net	66	18	105	38

Net loss	$(6,981)	$(5,450)	$(14,553)	$(12,335)

Basic and diluted net loss per share	$(0.10)	$(0.10)	$(0.22)	$(0.23)

Shares used in computing basic and diluted net loss per share	67,980	53,786	65,603	53,583

See accompanying notes.

SANGAMO BIOSCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited; in thousands)

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Net loss	$(6,981)	$(5,450)	$(14,553)	$(12,335)
Changes in unrealized gain / (loss) on available-for-sale securities	12	(26)	21	(27)

Comprehensive loss	$(6,969)	$(5,476)	$(14,532)	$(12,362)

See accompanying notes.

SANGAMO BIOSCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited: in thousands)

	Six months ended June 30,
	2014	2013
Operating Activities:
Net loss	$(14,553)	$(12,335)
Adjustments to reconcile net loss to net cash provided by / (used in) operating activities:
Depreciation and amortization	250	305
Amortization of premium / discount on marketable securities	583	456
Stock-based compensation	4,036	2,707
Change in fair value of contingent consideration liability	80	—
Net changes in operating assets and liabilities:
Interest receivable	27	(83)
Accounts receivable	(3,814)	(789)
Prepaid expenses and other assets	(1,076)	(753)
Accounts payable and accrued liabilities	1,329	(719)
Accrued compensation and employee benefits	(1,221)	(1,030)
Deferred revenues	17,164	(1,070)

Net cash provided by / (used in) operating activities	2,805	(13,311)

Investing Activities:
Purchases of marketable securities	(67,003)	(27,524)
Maturities of marketable securities	50,604	27,420
Purchases of property and equipment	(465)	(349)

Net cash used in investing activities	(16,864)	(453)

Financing Activities:
Proceeds from public offering of common stock, net of issuance costs	93,796	—
Proceeds from issuance of common stock	9,347	4,137

Net cash provided by financing activities	103,143	4,137

Net increase / (decrease) in cash and cash equivalents	89,084	(9,627)
Cash and cash equivalents, beginning of period	10,186	21,679

Cash and cash equivalents, end of period	$99,270	$12,052

See accompanying notes.

SANGAMO BIOSCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2014

(Unaudited)

NOTE 1—BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Sangamo BioSciences, Inc. (“Sangamo” or the “Company”) have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014. The condensed consolidated balance sheet data at December 31, 2013 were derived from the audited consolidated financial statements included in Sangamo’s Form 10-K for the year ended December 31, 2013, as filed with the SEC. These financial statements should be read in conjunction with the financial statements and footnotes thereto for the year ended December 31, 2013, included in Sangamo’s Form 10-K, as filed with the SEC.

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

For revenue agreements with multiple element arrangements, such as license and development agreements, entered into on or after January 1, 2011, the Company allocates revenue to each non-contingent element based on the relative selling price of each element. When applying the relative selling price method, the Company determines the selling price for each deliverable using VSOE of selling price or TPE of selling price. If neither exists, the Company uses ESP for that deliverable. Revenue allocated is then recognized when the basic four revenue recognition criteria are met for each element. The collaboration and license agreements entered into with Shire International GmbH, formerly Shire AG (“Shire”), in January 2012 and Biogen Idec Inc. (“Biogen”) in January 2014 were evaluated under these amended accounting standards.

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

Recent Accounting Standards

In May 2014, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers. This standard outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The main principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. ASU 2014-09 provides companies with two implementation methods: (i) apply the standard retrospectively to each prior reporting period presented (full retrospective application); or (ii) apply the standard retrospectively with the cumulative effect of initially applying the standard as an adjustment to the opening balance of retained earnings of the annual reporting period that includes the date of initial application (modified retrospective application). This guidance is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period, and early application is not permitted. The Company is currently in the process of evaluating the impact of the pending adoption of ASU 2014-09 on its consolidated financial statements.

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

The fair value measurements of our cash equivalents, available-for-sale marketable securities and contingent consideration liability are identified at the following levels within the fair value hierarchy (in thousands):

	June 30, 2014 Fair Value Measurements
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents:
Money market funds	$92,223	$92,223	$—	$—

Total	92,223	92,223	—	—

Marketable securities:
Commercial paper securities	9,998	—	9,998	—
Corporate debt securities	9,907	—	9,907	—
U.S. government sponsored entity debt securities	117,222	—	117,222	—

Total	137,127	—	137,127	—

Total cash equivalents and marketable securities	$229,350	$92,223	$137,127	$—

Liabilities:
Contingent consideration liability	1,650	—	—	1,650

Total	$1,650	$—	$—	$1,650

	December 31, 2013 Fair Value Measurements
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents:
Money market funds	$6,934	$6,934	$—	$—
U.S. government sponsored entity debt securities	121,290	—	121,290	—

Total	128,224	6,934	121,290	—
Liabilities:
Contingent consideration liability	1,570	—	—	1,570

Total	$1,570	$—	$—	$1,570

Investments

The Company generally classifies its available-for-sale debt instruments as Level 2. Instruments can be classified as Level 2 when observable market prices for identical securities that are traded in less active markets are used. When observable market prices for identical securities are not available, such instruments are priced using benchmark curves, benchmarking of like securities, sector groupings, matrix pricing and valuation models. These valuation models are proprietary to the pricing providers or brokers and incorporate a number of inputs, including, listed in approximate order of priority: benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers and reference data including market research publications. For certain security types, additional inputs may be used, or some of the standard inputs may not be applicable. Evaluators may prioritize inputs differently on any given day for any security based on market conditions, and not all inputs listed are available for use in the evaluation process for each security evaluation on any given day.

Contingent Consideration Liability

In October 2013, the Company acquired Ceregene and recorded a liability for the estimated fair value of contingent consideration payments to former Ceregene stockholders, as outlined under the terms of the merger agreement with Ceregene. These contingent payments are owed if the Company grants a third-party license to develop and commercialize certain product candidates acquired from Ceregene, or if the Company commercializes any of such product candidates itself. The fair value of this liability is estimated using a probability-weighted discounted cash flow analysis. Such valuations require significant estimates and assumptions including but not limited to: determining the timing and estimated costs to complete the in-process projects, projecting regulatory approvals, estimating future cash flows and developing appropriate discount rates. The Company has classified this liability as Level 3.

Subsequent changes in the fair value of this contingent consideration liability is recorded to the “Change in fair value of contingent liability” expense line item in the Condensed Consolidated Statements of Operations as operating expenses. During the six months ended June 30, 2014, the recognized amount of the liability for contingent consideration increased by $0.1 million primarily as the result of the passage of time.

The following sets forth the changes in the estimated fair value for our contingent consideration liability classified as Level 3 (in thousands):

Fair value as of December 31, 2013	$1,570
Change in fair value	80

Fair value as of June 30, 2014	$1,650

NOTE 3—MARKETABLE SECURITIES

Sangamo generally classifies its marketable securities as available-for-sale and records its investments at fair value. Available-for-sale securities are carried at estimated fair value, with the unrealized holding gains and losses included in accumulated other comprehensive income. Investments that have maturities beyond one year as of the end of the reporting period are classified as non-current. The Company’s investments are subject to a periodic impairment review, and the Company recognizes an impairment charge when a decline in the fair value of its investments below the cost basis is judged to be other-than-temporary. The Company considers various factors in determining whether to recognize an impairment charge, including the length of time and extent to which the fair value has been less than the Company’s cost basis, the financial condition and near-term prospects of the investee, and the Company’s intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in the market value.

The table below summarizes the Company’s investments (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
June 30, 2014
Cash equivalents:
Money market funds	$92,223	$—	$—	$92,223

Total	92,223	—	—	92,223

Available-for-sale securities:
Commercial paper securities	$9,988	$10	$—	$9,998
Corporate debt securities	9,908	—	(1)	9,907
U.S. government sponsored entity debt securities	117,198	24	—	117,222

Total	137,094	34	(1)	137,127

Total cash equivalents and available-for-sale securities	$229,317	$34	$(1)	$229,350

December 31, 2013
Cash equivalents:
Money market funds	6,934	—	—	6,934

Total	6,934	—	—	6,934

Available-for-sale securities:
U.S. government sponsored entity debt securities	121,278	12	—	121,290

Total cash equivalents and available-for-sale securities	$128,212	$12	$—	$128,224

The Company had no other-than-temporary impairments of its investments for the three and six months ended June 30, 2014 or the twelve months ended December 31, 2013.

NOTE 4—BASIC AND DILUTED NET LOSS PER SHARE

Basic net loss per share has been computed by dividing the net loss by the weighted-average number of shares of common stock outstanding during the period. Diluted net loss per share is calculated by dividing net loss by the weighted average number of shares of common stock and potential dilutive securities outstanding during the period.

Because Sangamo is in a net loss position, diluted net loss per share excludes the effects of common stock equivalents consisting of stock options, which are anti-dilutive. The total number of shares subject to stock options outstanding excluded from consideration in the calculation of diluted net loss per share for the three and six months ended June 30, 2014 and 2013 were 7,243,724 and 8,344,138, respectively.

NOTE 5—MAJOR CUSTOMERS, PARTNERSHIPS AND STRATEGIC ALLIANCES

Collaboration Agreements

Collaboration and License Agreement with Biogen Idec, Inc. in Human Therapeutics

On January 8, 2014, Sangamo entered into a Global Research, Development and Commercialization Collaboration and License Agreement (the Agreement) with Biogen Idec, Inc. (“Biogen”), pursuant to which Sangamo and Biogen will collaborate to discover, develop, seek regulatory approval for and commercialize therapeutics based on Sangamo’s zinc finger DNA-binding protein (“ZFP”) technology for hemoglobinopathies, including beta-thalassemia and sickle cell disease (“SCD”).

Under the Agreement, Sangamo and Biogen will jointly conduct two research programs: the beta-thalassemia program and the SCD program. For the beta-thalassemia program, Sangamo is responsible for all discovery, research and development activities through the first human clinical trial for the first ZFP Therapeutic developed under the Agreement for the treatment of beta-thalassemia. For the SCD program, both parties are responsible for research and development activities through the submission of an Investigational New Drug (“IND”) application for ZFP Therapeutics intended to treat SCD. For both programs, Biogen is responsible for subsequent world-wide clinical development, manufacturing and commercialization of licensed products developed under the Agreement. At the end of specified research terms for each program or under certain specified circumstances, Biogen retains the right to step in and take over any remaining activities of Sangamo. Furthermore, Sangamo has an option to co-promote in the United States any licensed product to treat beta-thalassemia and SCD developed under the Agreement, and Biogen agrees to compensate Sangamo for such co-promotion activities.

Sangamo received an upfront license fee of $20.0 million upon entering into the Agreement. Biogen will also reimburse Sangamo for costs incurred in connection with research and development activities conducted by Sangamo. In addition, Sangamo is eligible to receive contingent payments upon the achievement of specified regulatory, clinical development, commercialization and sales milestones. The total amount of potential regulatory, clinical development, commercialization and sales contingent payments, assuming the achievement of all specified milestone events in the Agreement, is $293.8 million, including Phase 1 contingent payments of $7.5 million for each of the beta-thalassemia and SCD programs. In addition, if products are commercialized under this Agreement, Biogen will pay Sangamo incremental royalties for each licensed product that are a tiered double-digit percentage of annual net sales of such product. There have been no licensed products approved under the Agreement as of June 30, 2014.

All contingent payments under the Agreement, when earned, will be non-refundable and non-creditable. The Company has evaluated the contingent payments under the Agreement with Biogen based on the authoritative guidance for research and development milestones and determined that certain of these payments meet the definition of a milestone and that all such milestones are evaluated to determine if they are considered substantive milestones. Milestones are considered substantive if they are related to events (i) that can be achieved based in whole or in part on either the Company’s performance or on the occurrence of a specific outcome resulting from the Company’s performance, (ii) for which there was substantive uncertainty at the date the agreement was entered into that the event would be achieved and (iii) that would result in additional payments being due to the Company. Accordingly, consideration received for the achievement of milestones that are determined to be substantive will be recognized as revenue in their entirety in the period when the milestones are achieved and collectability is reasonably assured. Revenue for the achievement of milestones that are not substantive will be recognized over the remaining period of the Agreement, assuming all other applicable revenue recognition criteria have been met.

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

The Company has identified the deliverables within the arrangement as a license to the technology and on-going research services activities. The Company has concluded that the license is not a separate unit of accounting as it does not have stand-alone value to Biogen apart from the research services to be performed pursuant to the Agreement. As a result, the Company will recognize revenue from the upfront payment on a straight-line basis over a forty-month initial research term during which the Company will perform research services. As of June 30, 2014, the Company has deferred revenue of $17.8 million related to this Agreement.

Revenues recognized under the agreement with Biogen for the three and six months ended June 30, 2014 are as follows (in thousands):

	Three months ended June 30 ,	Six months ended June 30 ,
	2014	2014
Revenue related to Biogen Collaboration:
Recognition of upfront fee	$1,540	$2,200
Research services	1,338	1,761

Total	$2,878	$3,961

Related costs and expenses incurred under the Biogen agreement related to the beta-thalassemia project which is co-funded with California Institute for Regenerative Medicine (“CIRM”) were $1.3 million and $2.5 million during the three and six months ended June 30, 2014. Related costs and expenses for other projects under the Biogen agreement were $0.3 million and $0.3 million during the three and six months ended June 30, 2014.

Collaboration and License Agreement with Shire International GmbH in Human Therapeutics and Diagnostics

In January 2012, the Company entered into a collaboration and license agreement (the Agreement) with Shire, pursuant to which the Company and Shire collaborate to research, develop and commercialize human therapeutics and diagnostics for monogenic diseases based on Sangamo’s novel ZFP technology. Under the Agreement, the Company and Shire may develop potential human therapeutic or diagnostic products for seven gene targets. The initial four gene targets selected were blood clotting Factors VII, VIII, IX and X, and products developed for such initial gene targets will be used for treating or diagnosing hemophilia. In June 2012, Shire selected a fifth gene target for the development of a ZFP Therapeutic for Huntington’s disease. Shire has the right, subject to certain limitations, to designate two additional gene targets. Pursuant to the Agreement, the Company granted Shire an exclusive, world-wide, royalty-bearing license, with the right to grant sublicenses, to use Sangamo’s ZFP technology for the purpose of developing and commercializing human therapeutic and diagnostic products for the gene targets. The initial research term of the Agreement is six years and is subject to extensions upon mutual agreement and under other specified circumstances.

Under the terms of the Agreement, the Company is responsible for all research activities through the submission of an IND or European Clinical Trial Application (“CTA”), while Shire is responsible for clinical development and commercialization of products generated from the research program from and after the acceptance of an IND or CTA for the product. Shire reimburses Sangamo for its internal and external program-related research costs.

The Company received an upfront license fee of $13.0 million upon entering into the Agreement. The Company will also be eligible to receive up to $213.5 million of contingent payments for each gene target if specified research, regulatory, clinical development, commercialization and sales milestone events occur, including payments for each gene target through the acceptance of an IND or CTA submission totaling $8.5 million. The Company will also be eligible to receive royalty payments that are a tiered double-digit percentage of net sales of licensed product sold by Shire or its sublicensees developed under the collaboration, if any. To date, no products have been approved and therefore no royalty fees have been earned under the Agreement with Shire.

All contingent payments under the Agreement, when earned, will be non-refundable and non-creditable. The Company has evaluated the contingent payments under the Agreement with Shire based on the authoritative guidance for research and development milestones and determined that certain of these payments meet the definition of a milestone and that all such milestones are evaluated to determine if they are considered substantive milestones. Milestones are considered substantive if they are related to events (i) that can be achieved based in whole or in part on either the Company’s performance or on the occurrence of a specific outcome resulting from the Company’s performance, (ii) for which there was substantive uncertainty at the date the agreement was entered into that the event would be achieved and (iii) that would result in additional payments being due to the Company. Accordingly, revenue for the achievement of milestones that are determined to be substantive will be recognized in their entirety in the period the milestones are achieved and collectability is reasonably assured. Revenue for the achievement of milestones that are not substantive will be recognized over the remaining period of the Agreement, assuming all other applicable revenue recognition criteria have been met.

The Company has identified the deliverables within the arrangement as a license to the technology and on-going research services activities. The Company has concluded that the license is not a separate unit of accounting as it does not have stand-alone value to Shire apart from the research services to be performed pursuant to the Agreement. As a result, the Company will recognize revenue from the upfront payment on a straight-line basis over a six-year initial research term during which the Company will perform research services. As of June 30, 2014, the Company has deferred revenue of $7.8 million related to this Agreement.

Revenues recognized under the agreement with Shire for the three and six months ended June 30, 2014 and 2013, were as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Revenue related to Shire Collaboration:
Recognition of upfront fee	$542	$542	$1,083	$1,083
Research services	5,930	4,157	10,910	7,372

Total	$6,472	$4,699	$11,993	$8,455

Related costs and expenses incurred under the Shire agreement were $5.6 million and $3.7 million during the three months ended June 30, 2014 and June 30, 2013, respectively, and $10.4 million and $6.8 million during the six months ended June 30, 2014 and June 30, 2013, respectively.

Agreement with Sigma-Aldrich Corporation in Laboratory Research Reagents, Transgenic Animal and Commercial Protein Production Cell-line Engineering

In July 2007, Sangamo entered into a license agreement (the Agreement) with Sigma-Aldrich Corporation (“Sigma”). Under the Agreement, Sangamo agreed to provide Sigma with access to our proprietary ZFP technology and the exclusive right to use the technology to develop and commercialize research reagent products and services in the research field, excluding certain agricultural research uses that Sangamo previously licensed to Dow AgroSciences LLC (DAS). Under the Agreement, Sangamo and Sigma agreed to conduct a three-year research program to develop laboratory research reagents using Sangamo’s ZFP technology during which time Sangamo agreed to assist Sigma in connection with its efforts to market and sell services employing the Company’s ZFP technology in the research field. Sangamo has transferred its ZFP manufacturing technology to Sigma.

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

Revenues recognized under the agreement with Sigma for the three and six months ended June 30, 2014 and 2013, were as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Revenue related to Sigma Collaboration:
Royalty revenues	$97	$196	$203	$510
License fee and milestone revenues	—	1,250	179	1,250

Total	$97	$1,446	$382	$1,760

Related costs and expenses incurred under the Sigma agreement were $0.1 million during the three months ended June 30, 2014 and 2013, respectively. Related costs and expenses incurred under the Sigma agreement were $0.1 million during the six months ended June 30, 2014 and 2013, respectively.

Agreement with Dow AgroSciences in Plant Agriculture

In October 2005, Sangamo entered into an exclusive commercial license agreement (the Agreement) with DAS. Under the Agreement, Sangamo provides DAS with access to our proprietary ZFP technology and the exclusive right to use the technology to modify the genomes or alter the nucleic acid or protein expression of plant cells, plants, or plant cell cultures. Sangamo has retained rights to use plants or plant-derived products to deliver ZFP transcription factors (“ZFP TFs”) or ZFP nucleases (“ZFNs”) into humans or animals for diagnostic, therapeutic or prophylactic purposes. The Agreement with DAS provided for an initial three-year research term. In June 2008, DAS exercised its option under the agreement to obtain a commercial license to sell products incorporating or derived from plant cells generated using the Company’s ZFP technology, including agricultural crops, industrial products and plant-derived biopharmaceuticals. The exercise of the option triggered a one-time commercial license fee of $6.0 million, payment of the remaining $2.3 million of the previously agreed $4.0 million in research milestones, development and commercialization milestone payments for each product, and royalties on sales of products. Furthermore, DAS has the right to sublicense Sangamo’s ZFP technology to third parties for use in plant cells, plants or plant cell cultures. Sangamo will be entitled to 25% of any cash consideration received by DAS under such sublicenses. In December 2010, the Company amended the Agreement with DAS to extend the period of reagent manufacturing services and research services through December 31, 2012.

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

There were no revenues or related costs and expenses during the three and six months ended June 30, 2014 and 2013.

Funding from Research Foundations

California Institute for Regenerative Medicine - HIV

In October 2009, CIRM, a State of California entity, granted a $14.5 million Disease Team Research Award to develop an HIV/AIDS therapy based on the application of ZFN gene editing technology in hematopoietic stem cells (“HSCs”). The four-year grant supports an innovative research project conducted by a multidisciplinary team of investigators, including investigators from the University of Southern California, City of Hope National Medical Center and Sangamo BioSciences. Sangamo received funds totaling $5.2 million from the total amount awarded based on expenses incurred for research and development efforts by Sangamo as prescribed in the agreement, and subject to its terms and conditions. The award is intended to substantially fund Sangamo’s research and development efforts related to the agreement. The State of California has the right to receive, subject to the terms and conditions of the agreement between Sangamo and CIRM, payments from Sangamo resulting from sales of a commercial product resulting from research and development efforts supported by the grant. As of December 31, 2013, all revenues under the award have been recognized and all funds have been received.

There were no revenues attributable to research and development performed under the CIRM grant agreement during the three and six months ended June 30, 2014. Revenues attributable to research and development performed under the CIRM grant agreement were $0.3 million and $0.7 million during the three and six months ended June 30, 2013, respectively. Related costs and expenses incurred under the CIRM agreement were $0.7 million and $0.5 million during the three months ended June 30, 2014 and 2013, respectively, and $1.0 million and $0.9 million during the six months ended June 30, 2014 and 2013, respectively.

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

Revenue attributable to research and development performed under the CIRM grant agreement for beta-thalassemia were $0.3 million during the three months ended June 30, 2014 and $0.7 million during the six months ended June 30, 2014. Related costs and expenses incurred under the CIRM grant agreement were $0.4 million and $0.7 million during the three and six months ended June 30, 2014.

NOTE 6—INTANGIBLE ASSETS

Intangible assets for in-process research and development (“IPR&D”) consist of two clinical product candidates from our acquisition of Ceregene. IPR&D is an intangible asset classified as indefinite-lived until the completion or abandonment of the associated research and development effort, and will be amortized over an estimated useful life to be determined at the date the project is completed.

A summary of these assets and estimated fair values are as follows (in thousands):

	As of June 30, 2014	As of December 31, 2013
CERE-110 for the treatment of Alzheimer’s disease	$1,640	$1,640
CERE-120 for the treatment of Parkinson’s disease	230	230

Total identifiable intangible assets	$1,870	$1,870

The excess of the consideration transferred over the fair values assigned to the assets acquired and liabilities assumed, which is also known as goodwill, was $1.6 million. There was no change in goodwill for the six months ended June 30, 2014.

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

NOTE 8—STOCK-BASED COMPENSATION

The following table shows total stock-based compensation expense included in the condensed consolidated statements of operations for the three and six months ended June 30, 2014 and 2013 (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Costs and expenses:
Research and development	$1,163	$723	$2,236	$1,408
General and administrative	966	655	1,800	1,299

Total stock-based compensation expense	$2,129	$1,378	$4,036	$2,707

NOTE 9—STOCKHOLDERS’ EQUITY

On March 26, 2014, Sangamo completed an underwritten public offering of its common stock, in which the Company sold an aggregate of 4,444,444 shares of its common stock at a public offering price of $22.50 per share. The net proceeds to Sangamo from the sale of shares in this offering, after deducting underwriting discounts and commissions and other offering expenses, were $93.8 million.

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

The main focus for our company is the development of novel human therapeutics and we are building a pipeline of ZFP Therapeutics. Our lead ZFP Therapeutic, SB-728-T, a ZFN-modified autologous T-cell product for the treatment of HIV/AIDS, is the first therapeutic application of our ZFN technology and is being evaluated in a Phase 2 clinical trial in HIV-infected subjects. Through our wholly-owned subsidiary Ceregene, which we acquired in October 2013, we are conducting a Phase 2 clinical trial for a therapeutic program, CERE-110, an adeno-associated virus (“AAV”) expressing nerve growth factor for the treatment of Alzheimer’s disease (AD).

In January 2014, we entered into a collaborative partnership with Biogen Idec, Inc. (“Biogen”) to research, develop and commercialize our preclinical ZFP Therapeutic development program in hemoglobinopathies, targeting sickle cell disease (“SCD”) and beta-thalassemia. We also have a collaborative partnership with Shire International GmbH, formerly Shire AG (“Shire”), to research, develop and commercialize certain of our preclinical ZFP Therapeutic development programs, including programs in hemophilia, Huntington’s disease (“HD”) and other monogenic diseases. We have proprietary preclinical programs in several lysosomal storage disorders (“LSDs”). In addition, we have research stage programs in other monogenic diseases, including certain immunodeficiencies, as well as central nervous system (“CNS”) disorders and cancer immunotherapy.

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

For the three months ended June 30, 2014, we incurred a consolidated net loss of $7.0 million, or $0.10 per share, compared to a net loss of $5.5 million, or $0.10 per share, for the same period in 2013. As of June 30, 2014, we had cash, cash equivalents, marketable securities and interest receivable totaling $236.7 million compared to $131.8 million as of December 31, 2013. As of June 30, 2014, we had an accumulated deficit of $316.7 million.

Our revenues have consisted primarily of revenues from our corporate partners for ZFNs and ZFP TFs, contractual payments from strategic partners for research programs and research milestones, and research grant funding. We expect revenues will continue to fluctuate from period to period, and there can be no assurance that new collaborations or partner funding will continue beyond their current terms.

In the development of our ZFP technology platform, we are focusing our resources on higher-value ZFP Therapeutic product development and less on our non-therapeutic applications. Development of novel therapeutic products is costly and is subject to a lengthy and uncertain regulatory process by the FDA. Our future products will be gene-based therapeutics. Adverse events in both our own clinical program and other programs may have a negative impact on regulatory approval, the willingness of potential commercial partners to enter into agreements and public perception.

Critical Accounting Estimates

The accompanying discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements and the related disclosures, which have been prepared in accordance with generally accepted accounting principles in the United States. The preparation of these financial statements requires us to make estimates, assumptions and judgments that affect the reported amounts in our consolidated financial statements and accompanying notes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe that there have been no significant changes in our critical accounting policies and estimates disclosed in our Annual Report on Form 10-K for the year ended December 31, 2013, as filed with the SEC.

Results of Operations

Three and six months ended June 30, 2014 and 2013

Revenues

	Three months ended June 30,				Six months ended June 30,
	(in thousands, except percentage values)				(in thousands, except percentage values)
	2014	2013	Change	%	2014	2013	Change	%
Revenues:
Collaboration agreements	$9,721	$6,157	$3,564	58%	$17,289	$10,240	$7,049	69%
Research grants	664	777	(113)	(15%)	1,212	1,317	(105)	(8%)

Total revenues	10,385	$6,934	$3,451	50%	18,501	$11,557	$6,944	60%

Total revenues consist of revenues from collaboration agreements and research grants. We anticipate revenues over the next several years will primarily be derived from our collaboration agreements with Biogen, Shire, Sigma and DAS.

Revenues from our corporate collaboration agreements were $9.7 million for the three months ended June 30, 2014, compared to $6.2 million in the corresponding period in 2013. The $3.5 million increase in collaboration agreements revenues was primarily due to an increase of $4.7 million in revenues related to our collaboration and license agreements with Shire and Biogen, partially offset by a decrease of $1.3 million in revenues related to our agreement with Sigma. The revenues from Shire included partial recognition of an upfront payment of $13.0 million and revenues from research services. The revenues from Biogen included partial recognition of an upfront payment of $20.0 million and revenues from research services. Research grant revenues were approximately $0.7 million for the three months ended June 30, 2014, compared to $0.8 million in the corresponding period in 2013.

Revenues from our corporate collaboration agreements were $17.3 million for the six months ended June 30, 2014, compared to $10.2 million in the corresponding period in 2013. The increase of $7.1 million in collaboration agreement revenues was primarily attributable to a $3.5 million increase in revenues related to our agreement with Shire, a $3.9 million increase in revenues related to our agreement with Biogen and an increase of $1.0 million for royalty payment obligations under our license agreement with Open Monoclonal Technology, Inc. (OMT), partially offset by a $1.3 million decrease in revenues related to our agreement with Sigma. Research grant revenues were $1.2 million for the six months ended June 30, 2014, compared to $1.3 million in the corresponding period in 2013.

Operating Expenses

	Three months ended June 30,				Six months ended June 30,
	(in thousands, except percentage values)				(in thousands, except percentage values)
	2014	2013	Change	%	2014	2013	Change	%
Operating expenses:
Research and development	13,430	$9,278	$4,152	45%	25,463	$17,498	$7,965	46%
General and administrative	3,972	3,124	848	27%	7,616	6,432	1,184	18%
Change in fair value of contingent liability	30	0	30	100%	80	0	80	100%

Total expenses	17,432	$12,402	$5,030	41%	33,159	$23,930	$9,229	39%

Research and development

Research and development expenses consist primarily of salaries and personnel related expenses, including stock-based compensation, laboratory supplies, preclinical and clinical studies, manufacturing expenses, allocated facilities expenses, subcontracted research expenses and expenses for technology licenses. We expect to continue to devote substantial resources to research and development in the future and expect research and development expenses to increase in the next several years if we are successful in advancing our HIV/AIDS program in the clinic and if we are able to move our earlier stage ZFP Therapeutic product candidates into clinical trials. We also expect that expenses related to research performed under our collaboration and license agreements with Biogen and Shire will increase our research and development expenses during the terms of the agreements. Pursuant to the terms of the agreements with Biogen and Shire, future expenses for research activities under the collaboration will be reimbursed, including employee and external research costs related to the programs. The reimbursement for these services will be recognized as revenue as the expenses are incurred and collection is reasonably assured.

Research and development expenses were $13.4 million for the three months ended June 30, 2014, compared to $9.3 million in the corresponding period in 2013. The increase of $4.1 million in research and development expenses was primarily due to an increase of $3.3 million in external expenses, lab supplies and other expenses related to our hemophilia, beta-thalassemia and Huntington’s disease programs, $0.4 million in stock-based compensation expense and $0.4 million in salaries and benefits.

Research and development expenses were $25.5 million for the six months ended June 30, 2014, compared to $17.5 million in the corresponding period in 2013. The increase of $8.0 million in research and development expenses was primarily due to an increase of $6.1 million in external expenses, lab supplies and other costs related to our hemophilia, hemoglobinopathies and Huntington’s disease programs, $0.8 million in stock-based compensation expense, $0.8 million in salaries and benefits and $0.4 million in licenses, partially offset by a decrease of $0.2 million in clinical trial and manufacturing expenses.

General and administrative

General and administrative expenses consist primarily of salaries, benefits and other expenses for executive, finance and administrative personnel, stock-based compensation expenses, professional fees, allocated facilities expenses, patent prosecution expenses and other general corporate expenses. As we pursue clinical and commercial development of our therapeutic programs, we expect the business aspects of the Company to become more complex. In the future we may be required to add personnel and incur additional expenses related to the maturity of our business.

General and administrative expenses were $4.0 million for the three month period ended June 30, 2014 and $3.1 million for the corresponding period in 2013. The increase was primarily related to an increase of $0.3 million in stock-based compensation expense, $0.2 million in salaries and benefits and $0.2 million in professional service expense.

General and administrative expenses were $7.6 million for the six month period ended June 30, 2014 and $6.4 million for the corresponding period in 2013. The increase was primarily related to an increase of $0.5 million in stock-based compensation expense, $0.4 million in professional fees expense and $0.2 million in salaries and benefits.

Liquidity and Capital Resources

Liquidity

Since inception, we have incurred significant net losses and we have funded our operations primarily through the issuance of equity securities, payments from corporate collaborators and strategic partners and research grants.

As of June 30, 2014, we had cash, cash equivalents, marketable securities and interest receivable totaling $236.7 million compared to $131.8 million as of December 31, 2013 with the increase primarily attributable to the completion of an underwritten public offering of the Company’s common stock in March 2014, in which 4,444,444 shares of Sangamo common stock were sold at a public offering price of $22.50 per share. The net proceeds to the Company from the sale of shares in this offering, after deducting underwriting discounts and commissions and other offering expenses, were $93.8 million. Additionally, we received an upfront license fee of $20.0 million from Biogen pursuant to our collaboration and license agreement.

Our most significant use of capital pertains to salaries and benefits for our employees and external development expenses, such as manufacturing and clinical trial activities, related to our ZFP Therapeutic programs. Our cash and investment balances are held in a variety of interest bearing instruments, which can include obligations of U.S. government agencies, U.S. treasury debt securities, corporate debt securities, commercial paper securities and money market funds. Cash in excess of immediate requirements is invested in accordance with our investment policy with a view toward capital preservation and liquidity.

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

Cash Flow

Operating activities. Net cash provided by operating activities for the six months ended June 30, 2014 was $2.8 million, while cash used in operating activities was $13.3 million for the six months ended June 30, 2013. Net cash provided by operating activities for the six months ended June 30, 2014 primarily reflected the increases in deferred revenues related to our collaboration agreement with Biogen, accounts payable and stock-based compensation, partially offset by the net loss for the period as well as an increase in accounts receivable and a decrease in accrued compensation. Net cash used in operating activities for the six months ended June 30, 2013 primarily reflected the net loss for the period and the decrease in deferred revenues related to our collaboration agreement with Shire, partially offset by stock-based compensation and other non-cash expenses included in net loss.

Investing activities. Net cash used in investing activities for the six months ended June 30, 2014 and 2013 was $16.9 million and $0.5 million, respectively. Cash flows from investing activities for both periods primarily related to purchases and maturities of investments.

Financing activities. Net cash provided by financing activities for the six months ended June 30, 2014 and 2013 was $103.2 million and $4.1 million, respectively. The increase for the six month period ended June 30, 2014 was primarily attributable to $93.8 million in net proceeds from the public offering of the Company’s common stock completed in March, 2014, as well as proceeds from the issuance of common stock upon exercise of stock options. Net cash provided by financing activities for the six months ended June 30, 2013 was primarily attributable to proceeds from the issuance of common stock upon exercises of stock options.

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

Our market risks at June 30, 2014 have not changed materially from those discussed in Item 7A of our Form 10-K for the year ended December 31, 2013 on file with the SEC.

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

The results in early phases of clinical testing are based upon limited numbers of patients and a limited follow-up period. Typically, our Phase 1 clinical trials for indications of safety enroll less than 25 patients. Our Phase 2 and late-stage clinical trials generally enroll a larger number of patients. Accordingly, any positive data obtained in early Phase 1 and Phase 2 trials may not be indicative of long-term efficacy in late-stage clinical trials. In September 2011, we announced preliminary data from our Phase 1 clinical program to develop SB-728-T for the treatment of HIV/AIDS. The data demonstrated a statistically significant relationship between SB-728-T and the reduction of HIV viral load. In January 2012, we initiated a Phase 2 clinical study (SB-728-902, Cohort 5) and a Phase 1/2 clinical study (SB-728-1101) for the treatment of HIV/AIDS. In December 2013, we presented data from all cohorts of these two clinical trials. Three of seven evaluable subjects in Cohort 5 showed a decrease of greater than one log in their viral load during a sixteen week treatment interruption (“TI”) with one subject achieving a transiently undetectable viral load during the TI period and one subject achieving control of viral load during TI for a prolonged period (over 1 year as of July 23, 2014). In subjects in which viral load decreased, a measurable anti-HIV immune response was also observed. Additional data were presented from the Company’s Phase 1 study (SB-728-902, Cohorts 1-3) that demonstrated a long-term decrease in the peripheral blood mononuclear cell (PBMC) HIV reservoir using a sensitive test for integrated HIV DNA in nine of nine subjects over a 36 month period (median decrease 0.9 logs). Additional subjects have been enrolled into the SB-728-1101 study to define the optimum dose of Cytoxan required to safely enhance engraftment and an additional 12 subjects will be enrolled in the Phase 2 study to further test this dose. However, there is no guarantee that these and other future studies of SB-728-T in later stage trials involving larger patient groups may produce positive or similar results as those obtained in earlier trials. Furthermore, in November 2013, we presented early positive data from Phase 1 clinical trial of CERE-110 for the treatment of AD, demonstrating that the drug was well-tolerated and resulted in appropriate delivery of the therapeutics. However, we cannot guarantee that additional studies and clinical trials of CERE-110 will replicate such positive results and demonstrate the efficacy of the drug.

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

We have previously announced a strategy for our ZFP Therapeutic programs that enables the potential filing of eight IND applications by the end of 2015. The preparation and submission of IND applications requires us to conduct rigorous and time-consuming preclinical testing, studies, and documentation relating to, among other things, the toxicity, safety, manufacturing, chemistry and clinical protocol of new ZFP Therapeutic products. We may experience unforeseen difficulties that could delay or otherwise prevent us from executing this strategy successfully. For example, we may encounter problems in the manufacturing of our ZFP Therapeutic products and fail to demonstrate consistency in the formulation of the drug. Our preclinical tests may produce negative or inconclusive results, which may lead us to decide, or regulators may require us, to conduct additional preclinical testing. If we cannot obtain positive results in preclinical testing, we may decide to abandon the projects altogether. In addition, our ability to complete and file certain IND applications depends on the support of our partners and the timely performance of their obligations under relevant collaboration agreements. If our partners are not able to perform such obligations or if they choose to slow down or delay the progress, we may not be able to prepare and file the intended IND applications on a timely basis or at all. Furthermore, the filing of several IND applications involves significant cost and labor, and we may not have sufficient resources and personnel to complete the filing of all intended IND applications, which may force us to scale back the number of IND applications or forego potential IND applications that we believe are promising. Any delay, suspension or reduction of our efforts to pursue our preclinical and IND strategy could have a material adverse effect on our business and cause our stock price to decline.

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

We expect to rely, to some extent, on our strategic partners to provide funding in support of our research and to perform independent research and preclinical and clinical testing. Our technology is broad based, and we do not currently possess the resources necessary to fully develop and commercialize potential products that may result from our technologies or the resources or capabilities to complete the lengthy marketing approval processes that may be required for the products. Therefore, we plan to rely on strategic partnerships to help us develop and commercialize ZFP Therapeutic products. If we are unable to find partners or if the partners we find, such as Shire and Biogen, are unable or unwilling to advance our programs, or if they do not diligently pursue product approval, this may slow our progress and defer our revenues. Our partners may sublicense or abandon development programs or we may have disagreements with our partners, which would cause associated product development to slow or cease. In addition, the business or operations of our partners may change significantly through restructuring, acquisition or other strategic transactions that may negatively impact their ability to advance our programs. There can be no assurance that we will be able to establish further strategic collaborations for ZFP Therapeutic product development. We may require significant time to secure collaborations or partners because we need to effectively market the benefits of our technology to these future collaborators and partners, which may direct the attention and resources of our research and development personnel and management away from our primary business operations. Further, each collaboration or partnering arrangement will involve the negotiation of terms that may be unique to each collaborator or partner. These business development efforts may not result in a collaboration or partnership.

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

We have generated operating losses since we began operations in 1995. Our net losses for the years ended December 31, 2013, 2012 and 2011 were $26.6 million, $22.3 million, and $35.8 million, respectively. The extent of our future losses and the timing of profitability are uncertain, and we expect to incur losses for the foreseeable future. We have been engaged in developing our ZFP technology since inception, which has and will continue to require significant research and development expenditures. To date, we have generated our funding from issuance of equity securities, revenues derived from collaboration agreements, other strategic partnerships in non-therapeutic applications of our technology, federal government research grants and grants awarded by research foundations. As of June 30, 2014, we had an accumulated deficit of $316.7 million. Since our IPO in 2000, we have generated an aggregate of approximately $331.4 million in gross proceeds from the sale of our equity securities. We expect to continue to incur additional operating losses for the next several years as we continue to expand and extend our research and development activities into human therapeutic product development. If the time required to generate significant product revenues and achieve profitability is longer than we currently anticipate or if we are unable to generate liquidity through equity financing or other sources of funding, we may be forced to curtail or suspend our operations.

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

We began operations in 1995 and are in the early phases of ZFP Therapeutic product development, and we have incurred significant losses since inception. To date, our revenues have been generated from collaboration agreements, other collaborations in non-therapeutic applications of our technology, federal government research grants and grants awarded by research foundations. Our focus on higher-value therapeutic product development and related collaboration requires us to incur substantial expenses associated with product development. In addition, the preclinical or clinical failure of any single product may have a significant effect on the actual or perceived value of our stock. Our business is subject to all of the risks inherent in the development of a new technology, which includes the need to:

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

In addition, in January 2014, we entered into a collaborative agreement with Biogen for the clinical development and commercialization of therapeutics based on our ZFP technology for hemoglobinopathies, including beta-thalassemia and SCD. Under the agreement, we are responsible for all discovery, research and development activities through the first human clinical trial for the first ZFP Therapeutic developed for the treatment of beta-thalassemia. In the SCD program, both parties are responsible for research and development activities through the submission of an IND. Under both programs, Biogen is responsible for subsequent clinical development, manufacturing and commercialization of licensed products developed under the agreement. Under the agreement with Biogen, we may be eligible to receive payments upon the achievement of specified regulatory, clinical development, commercialization and sales milestones of up to $293.8 million. We may also receive royalty payments based on specified percentage of annual net sales of products, if any.

Under these agreements with Biogen and Shire, they will have control and broad discretion over all or certain aspects of the clinical development and commercialization of any product developed under the agreements, and we will have little, if any, influence on how these programs will be conducted. Our lack of control over the clinical development in our agreement with Biogen and Shire could cause delays or other difficulties in the development and commercialization of our product candidates, which may prevent us from receiving any milestone, royalty payments and other benefits under the agreement. In addition, under their respective agreement(s), Biogen and Shire have certain rights to terminate the agreements by providing us with advance notices, therefore, the actual milestone payments that we may receive under these agreements may be lower than the full amounts stated above.

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

In July 2007, we entered into a license agreement with Sigma to collaborate in the application and development of ZFP-based products for use in the laboratory research reagents markets. The agreement provides Sigma with access to our ZFP technology and the exclusive right to use our ZFP technology to develop and commercialize products for use as research reagents and to offer services in related research fields. Under the agreement, Sigma has exclusive rights to develop and distribute ZFP-modified cell lines for commercial production of protein pharmaceuticals and, certain ZFP-engineered transgenic animals for commercial applications. In addition, under our license agreement with DAS relating to plant agriculture, DAS has the exclusive right to develop agricultural products using our ZFP technology in plant cells, plants or plant cell cultures. Both Sigma and DAS have the right to sublicense our technology in their respective areas. In addition to upfront payments, we may also receive additional license fees, shared sublicensing revenues, royalty payments and milestone payments depending on the success of the development and commercialization of the licensed products and services covered under both agreements. The commercial milestones and royalties are typically based upon net sales of licensed products.

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

During the three months ended June 30, 2014, the closing price our common stock price, as reported by the NASDAQ Global Select Market, ranged from a low of $11.71 to high of $17.95. During the fiscal year ended December 31, 2013, our common stock price fluctuated, ranging from a low of $6.15 to a high of $14.38. Volatility in our common stock could cause stockholders to incur substantial losses. An active public market for our common stock may not be sustained, and the market price of our common stock may continue to be highly volatile. The market price of our common stock has fluctuated significantly in response to various factors, some of which are beyond our control, including but not limited to the following:

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

ITEM 6.	EXHIBITS

(a) Exhibits:

3.1	Second Amendment and Restated By-laws (incorporated by reference to Exhibit 3.1 to the Company’s form 8-K filed on June 19, 2014).

31.1	Rule 13a — 14(a) Certification by President and Chief Executive Officer

31.2	Rule 13a — 14(a) Certification by Principal Financial and Accounting Officer

32.1	Certification Pursuant to 18 U.S.C. Section 1350

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: July 29, 2014

SANGAMO BIOSCIENCES, INC.

/s/ H. WARD WOLFF
H. Ward Wolff
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)