Form 10-Q
period 2014-09-30
SANGAMO BIOSCIENCES INC
filed 2014-10-28
CIK 1001233

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

As of October 22, 2014, 68,403,973 shares of the issuer’s common stock, par value $0.01 per share, were outstanding.

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

ZFP Therapeutic® is a registered trademark of Sangamo BioSciences, Inc.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

SANGAMO BIOSCIENCES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited; in thousands, except share and per share amounts)

	September 30,	December 31,
	2014	2013
Assets
Current assets:
Cash and cash equivalents	$11,205	$10,186
Marketable securities	151,219	82,627
Interest receivable	313	338
Accounts receivable	8,474	3,155
Prepaid expenses	751	457
Restricted cash	320	320
Other current assets	887	191
Total current assets	173,169	97,274
Marketable securities, non-current	69,049	38,663
Property and equipment, net	1,566	1,406
Intangible assets, in-process research and development	1,870	1,870
Goodwill	1,585	1,585
Other assets	108	40
Total assets	$247,347	$140,838
Liabilities and stockholders' equity
Current liabilities:
Accounts payable and accrued liabilities	$7,999	$4,380
Accrued compensation and employee benefits	2,664	3,194
Escrow liability	275	275
Deferred revenues	8,556	2,282
Total current liabilities	19,494	10,131
Deferred revenues, non-current	15,266	6,679
Contingent consideration liability	1,700	1,570
Deferred tax liability	748	748
Total liabilities	37,208	19,128
Commitments and contingencies
Stockholders' equity:
Common stock, $0.01 par value; 160,000,000 and 80,000,000 shares authorized as of September 30, 2014 and December 31, 2013, respectively; 68,333,273 and 62,243,892 shares issued and outstanding at September 30, 2014 and December 31, 2013, respectively	683	622
Additional paid-in capital	533,634	423,209
Accumulated deficit	(324,231)	(302,133)
Accumulated other comprehensive income	53	12
Total stockholders' equity	210,139	121,710
Total liabilities and stockholders' equity	$247,347	$140,838

See accompanying notes.

SANGAMO BIOSCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited; in thousands, except per share amounts)

	Three months ended		Nine months ended
	September 30,		September 30,
	2014	2013	2014	2013
Revenues:
Collaboration agreements	$12,045	$4,825	$29,334	$15,065
Research grants	372	882	1,584	2,199
Total revenues	12,417	5,707	30,918	17,264
Operating expenses:
Research and development	16,290	8,703	41,753	26,201
General and administrative	3,731	3,163	11,347	9,595
Change in fair value of contingent liability	50	—	130	—
Total operating expenses	20,071	11,866	53,230	35,796
Loss from operations	(7,654)	(6,159)	(22,312)	(18,532)
Interest and other income, net	109	14	214	52
Net loss	$(7,545)	$(6,145)	$(22,098)	$(18,480)
Basic and diluted net loss per share	$(0.11)	$(0.11)	$(0.33)	$(0.34)
Shares used in computing basic and diluted net loss per share	68,230	54,786	66,488	54,013

See accompanying notes.

SANGAMO BIOSCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited; in thousands)

	Three months ended		Nine months ended
	September 30,		September 30,
	2014	2013	2014	2013
Net loss	$(7,545)	$(6,145)	$(22,098)	$(18,480)
Changes in unrealized gain on available-for-sale securities	20	27	41	—
Comprehensive loss	$(7,525)	$(6,118)	$(22,057)	$(18,480)

See accompanying notes.

SANGAMO BIOSCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited: in thousands)

	Nine months ended
	September 30,
	2014	2013
Operating Activities:
Net loss	$(22,098)	$(18,480)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	400	445
Amortization of premium on marketable securities	843	625
Stock-based compensation	6,165	4,098
Change in fair value of contingent consideration liability	130	—
Net changes in operating assets and liabilities:
Interest receivable	25	(18)
Accounts receivable	(5,319)	(696)
Prepaid expenses and other assets	(1,059)	(387)
Accounts payable and accrued liabilities	3,619	(1,348)
Accrued compensation and employee benefits	(530)	(434)
Deferred revenues	14,861	(1,630)
Net cash used in operating activities	(2,963)	(17,825)
Investing Activities:
Purchases of marketable securities	(176,385)	(37,161)
Maturities of marketable securities	76,605	38,384
Purchases of property and equipment	(559)	(395)
Net cash provided by / (used in) investing activities	(100,339)	828
Financing Activities:
Proceeds from public offering of common stock, net of issuance costs	93,796	69,492
Proceeds from issuance of common stock	10,525	6,135
Net cash provided by financing activities	104,321	75,627
Net increase in cash and cash equivalents	1,019	58,630
Cash and cash equivalents, beginning of period	10,186	21,679
Cash and cash equivalents, end of period	$11,205	$80,309

See accompanying notes.

SANGAMO BIOSCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2014

(Unaudited)

NOTE 1—BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Sangamo BioSciences, Inc. (“Sangamo” or the “Company”) have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014. The condensed consolidated balance sheet data at December 31, 2013 were derived from the audited consolidated financial statements included in Sangamo’s Form 10-K for the year ended December 31, 2013, as filed with the SEC. These financial statements should be read in conjunction with the financial statements and footnotes thereto for the year ended December 31, 2013, included in Sangamo’s Form 10-K, as filed with the SEC.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. On an ongoing basis, management evaluates its estimates, including critical accounting policies or estimates related to revenue recognition, clinical trial accruals, fair value measurements, business combinations including the fair value of the contingent consideration liability for payments to former Ceregene, Inc. (“Ceregene”) stockholders and intangible assets related to the acquisition of Ceregene, and stock-based compensation. Estimates are based on historical experience and on various other market specific and other relevant assumptions that the Company believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from those estimates.

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

Multiple Element Arrangements prior to the adoption of ASU No. 2009-13, Revenue Recognition—Multiple Deliverable Revenue Arrangements (“ASU 2009-13”). For revenue arrangements entered into before January 1, 2011, that include multiple deliverables, the elements of such agreements were divided into separate units of accounting if the deliverables met certain criteria, including whether the fair value of the delivered items could be determined and whether there was evidence of fair value of the undelivered items. In addition, the consideration was allocated among the separate units of accounting based on their fair values, and the applicable revenue recognition criteria are considered separately for each of the separate units of accounting. Prior to the adoption of ASU 2009-13, the Company recognized nonrefundable signing, license or non-exclusive option fees as revenue when rights to use the intellectual property related to the license were delivered and over the period of performance obligations if the Company had continuing performance obligations. The Company estimated the performance period at the inception of the arrangement and reevaluated it each reporting period. Changes to these estimates were recorded on a prospective basis.

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

Additionally, the Company may be entitled to receive certain milestone payments which are contingent upon reaching specified objectives. These milestone payments are recognized as revenue in full upon achievement of the milestone if there is substantive uncertainty at the date the arrangement is entered into that the objectives will be achieved and if the achievement is based on the Company’s performance.

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

Recent Accounting Standards

In August 2014, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”). ASU 2014-15 requires management to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. In doing so, companies will have reduced diversity in the timing and content of footnote disclosures than under the current guidance. ASU 2014-15 is effective for the Company in the first quarter of 2016 with early adoption permitted. The Company does not believe the impact of adopting ASU 2014-15 on its consolidated financial statements will be material.

In May 2014, the Financial Accounting Standards Board issued ASU 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”). This standard outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The main principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. ASU 2014-09 provides companies with two implementation methods: (i) apply the standard retrospectively to each prior reporting period presented (full retrospective application); or (ii) apply the standard retrospectively with the cumulative effect of initially applying the standard as an adjustment to the opening balance of retained earnings of the annual reporting period that includes the date of initial application (modified retrospective application). This guidance is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period, and early application is not permitted. The Company is currently in the process of evaluating the impact of the pending adoption of ASU 2014-09 on its consolidated financial statements.

NOTE 2—FAIR VALUE MEASUREMENT

The Company measures certain financial assets and liabilities at fair value on a recurring basis, including cash equivalents, available-for sale-securities and the contingent consideration liability. The fair value of these assets and contingent liability was determined based on a three-tier hierarchy under the authoritative guidance for fair value measurements and disclosures that prioritizes the inputs used in measuring fair value as follows:

Level 1: Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities;

Level 2: Quoted prices in markets that are not active or inputs which are observable, either directly or indirectly, for substantially the full term of the asset or liability; and

Level 3: Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (i.e., supported by little or no market activity).

The fair value measurements of our cash equivalents, available-for-sale marketable securities and contingent consideration liability are identified at the following levels within the fair value hierarchy (in thousands):

	September 30, 2014
	Fair Value Measurements
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents:
Money market funds	$7,193	$7,193	$—	$—
Total	7,193	7,193	—	—
Marketable securities:
Commercial paper securities	36,247	—	36,247	—
Corporate debt securities	20,611	—	20,611	—
U.S. government sponsored entity debt securities	163,410	—	163,410	—
Total	220,268	—	220,268	—
Total cash equivalents and marketable securities	$227,461	$7,193	$220,268	$—
Liabilities:
Contingent consideration liability	$1,700	$—	$—	$1,700
Total	$1,700	$—	$—	$1,700

	December 31, 2013
	Fair Value Measurements
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents:
Money market funds	$6,934	$6,934	$—	$—
Total	6,934	6,934	—	—
Marketable securities:
U.S. government sponsored entity debt securities	121,290	—	121,290	—
Total cash equivalents and marketable securities	$128,224	$6,934	$121,290	$-
Liabilities:
Contingent consideration liability	$1,570	$—	$—	$1,570
Total	$1,570	$—	$—	$1,570

Investments

The Company generally classifies its debt instruments as Level 2. Instruments can be classified as Level 2 when observable market prices for identical securities that are traded in less active markets are used. When observable market prices for identical securities are not available, such instruments are priced using benchmark curves, benchmarking of like securities, sector groupings, matrix pricing and valuation models. These valuation models are proprietary to the pricing providers or brokers and incorporate a number of inputs, including, listed in approximate order of priority: benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers and reference data including market research publications. For certain security types, additional inputs may be used, or some of the standard inputs may not be applicable. Evaluators may prioritize inputs differently on any given day for any security based on market conditions, and not all inputs listed are available for use in the evaluation process for each security evaluation on any given day.

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

Subsequent changes in the fair value of this contingent consideration liability is recorded to the “Change in fair value of contingent liability” expense line item in the Condensed Consolidated Statements of Operations as operating expenses. During the nine months ended September 30, 2014, the recognized amount of the liability for contingent consideration increased by $0.1 million primarily as the result of the passage of time.

The following sets forth the changes in the estimated fair value for our contingent consideration liability classified as Level 3 (in thousands):

Fair value as of December 31, 2013	$1,570
Change in fair value	130
Fair value as of September 30, 2014	$1,700

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

The table below summarizes the Company’s investments (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	(Losses)	Fair Value
September 31, 2014
Cash equivalents:
Money market funds	$7,193	$—	$—	$7,193
Total	7,193	—	—	7,193
Available-for-sale securities:
Commercial paper securities	$36,195	$53	$—	$36,248
Corporate debt securities	20,621	—	(11)	20,610
U.S. government sponsored entity debt securities	163,399	11	—	163,410
Total	220,215	64	(11)	220,268
Total cash equivalents and available-for-sale securities	$227,408	$64	$(11)	$227,461
December 31, 2013
Cash equivalents:
Money market funds	$6,934	$—	$—	$6,934
Total	6,934	—	—	6,934
Available-for-sale securities:
U.S. government sponsored entity debt securities	121,278	12	—	121,290
Total cash equivalents and available-for-sale securities	$128,212	$12	$—	$128,224

The Company had no other-than-temporary impairments of its investments for the three and nine months ended September 30, 2014 or the twelve months ended December 31, 2013.

NOTE 4—BASIC AND DILUTED NET LOSS PER SHARE

Basic net loss per share has been computed by dividing the net loss by the weighted-average number of shares of common stock outstanding during the period. Diluted net loss per share is calculated by dividing net loss by the weighted average number of shares of common stock and potential dilutive securities outstanding during the period.

Because Sangamo is in a net loss position, diluted net loss per share excludes the effects of common stock equivalents consisting of stock options, which are anti-dilutive. The total number of shares subject to stock options outstanding excluded from consideration in the calculation of diluted net loss per share for the three and nine months ended September 30, 2014 and 2013 were 7,173,341 and 7,853,936, respectively.

NOTE 5—MAJOR CUSTOMERS, PARTNERSHIPS AND STRATEGIC ALLIANCES

Collaboration Agreements

Collaboration and License Agreement with Biogen Idec, Inc. in Human Therapeutics

On January 8, 2014, Sangamo entered into a Global Research, Development and Commercialization Collaboration and License Agreement (the “Agreement”) with Biogen, pursuant to which Sangamo and Biogen will collaborate to discover, develop, seek regulatory approval for and commercialize therapeutics based on Sangamo’s zinc finger DNA-binding protein (“ZFP”) technology for hemoglobinopathies, including beta-thalassemia and sickle cell disease (“SCD”).

Under the Agreement, Sangamo and Biogen jointly conduct two research programs: the beta-thalassemia program and the SCD program. For the beta-thalassemia program, Sangamo is responsible for all discovery, research and development activities through the first human clinical trial for the first ZFP Therapeutic developed under the Agreement for the treatment of beta-thalassemia. For the SCD program, both parties are responsible for research and development activities through the submission of an Investigational New Drug (“IND”) application for ZFP Therapeutics intended to treat SCD. For both programs, Biogen is responsible for subsequent world-wide clinical development, manufacturing and commercialization of licensed products developed under the Agreement. At the end of specified research terms for each program or under certain specified circumstances, Biogen retains the right to step in and take over any remaining activities of Sangamo. Furthermore, Sangamo has an option to co-promote in the United States any licensed product to treat beta-thalassemia and SCD developed under the Agreement, and Biogen agrees to compensate Sangamo for such co-promotion activities.

Sangamo received an upfront license fee of $20.0 million upon entering into the Agreement. Biogen will also reimburse Sangamo for agreed upon costs incurred in connection with research and development activities conducted by Sangamo. In addition, Sangamo is eligible to receive contingent payments upon the achievement of specified regulatory, clinical development, commercialization and sales milestones. The total amount of potential regulatory, clinical development, commercialization and sales contingent payments, assuming the achievement of all specified milestone events in the Agreement, is $293.8 million, including Phase 1 contingent payments of $7.5 million for each of the beta-thalassemia and SCD programs. In addition, if products are commercialized under this Agreement, Biogen will pay Sangamo incremental royalties for each licensed product that are a tiered double-digit percentage of annual net sales of such product. There have been no licensed products approved under the Agreement as of September 30, 2014.

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

The Company has identified the deliverables within the arrangement as a license to the technology and on-going research services activities. The Company has concluded that the license is not a separate unit of accounting as it does not have stand-alone value to Biogen apart from the research services to be performed pursuant to the Agreement. As a result, the Company will recognize revenue from the upfront payment on a straight-line basis over a forty-month estimated initial research term during which the Company will perform research services. As of September 30, 2014, the Company has deferred revenue of $16.4 million related to this Agreement.

Revenues recognized under the agreement with Biogen for the three and nine months ended September 30, 2014 are as follows (in thousands):

	Three months ended	Nine months ended
	September 30 ,	September 30 ,
	2014	2014
Revenue related to Biogen Collaboration:
Recognition of upfront fee	$1,557	$3,756
Research services	3,508	5,270
Total	$5,065	$9,026

Related costs and expenses incurred under the Biogen agreement related to the beta-thalassemia project, which is co-funded with California Institute for Regenerative Medicine (“CIRM”), were $2.0 million and $4.5 million during the three and nine months ended September 30, 2014, respectively. Related costs and expenses for other projects including sickle cell disease under the Biogen agreement were $0.5 million and $0.8 million during the three and nine months ended September 30, 2014, respectively.

Collaboration and License Agreement with Shire International GmbH in Human Therapeutics and Diagnostics

In January 2012, the Company entered into a collaboration and license agreement (the “Agreement”) with Shire, pursuant to which the Company and Shire collaborate to research, develop and commercialize human therapeutics and diagnostics for monogenic diseases based on Sangamo’s novel ZFP technology. Under the Agreement, the Company and Shire may develop potential human therapeutic or diagnostic products for seven gene targets. The initial four gene targets selected were blood clotting Factors VII, VIII, IX and X, and products developed for such initial gene targets will be used for treating or diagnosing hemophilia. In June 2012, Shire selected a fifth gene target for the development of a ZFP Therapeutic for Huntington’s disease. Shire has the right, subject to certain limitations, to designate two additional gene targets. Pursuant to the Agreement, the Company granted Shire an exclusive, world-wide, royalty-bearing license, with the right to grant sublicenses, to use Sangamo’s ZFP technology for the purpose of developing and commercializing human therapeutic and diagnostic products for the gene targets. The initial research term of the Agreement is six years and is subject to extensions upon mutual agreement and under other specified circumstances.

Under the terms of the Agreement, the Company is responsible for all research activities through the submission of an IND or European Clinical Trial Application (“CTA”), while Shire is responsible for clinical development and commercialization of products generated from the research program from and after the acceptance of an IND or CTA for the product. Shire reimburses Sangamo for agreed upon internal and external program-related research costs.

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

All contingent payments under the Agreement, when earned, will be non-refundable and non-creditable. The Company has evaluated the contingent payments under the Agreement with Shire based on the authoritative guidance for research and development milestones and determined that certain of these payments meet the definition of a milestone and that all such milestones are evaluated to determine if they are considered substantive milestones. Milestones are considered substantive if they are related to events (i) that can be achieved based in whole or in part on either the Company’s performance or on the occurrence of a specific outcome resulting from the Company’s performance, (ii) for which there was substantive uncertainty at the date the agreement was entered into that the event would be achieved and (iii) that would result in additional payments being due to the Company. Accordingly, revenue for the achievement of milestones that are determined to be substantive will be recognized in their entirety in the period the milestones are achieved and collectability is reasonably assured. Revenue for the achievement of milestones that are not substantive will be recognized over the remaining period of the Agreement, assuming all other applicable revenue recognition criteria have been met. During the three months ended September 30, 2014 Sangamo recognized a $1.0 million milestone payment related to our hemophilia program.

The Company has identified the deliverables within the arrangement as a license to the technology and on-going research services activities. The Company has concluded that the license is not a separate unit of accounting as it does not have stand-alone value to Shire apart from the research services to be performed pursuant to the Agreement. As a result, the Company will recognize revenue from the upfront payment on a straight-line basis over a six-year initial research term during which the Company will perform research services. As of September 30, 2014, the Company has deferred revenue of $7.3 million related to this Agreement.

Revenues recognized under the agreement with Shire for the three and nine months ended September 30, 2014 and 2013, were as follows (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2014	2013	2014	2013
Revenue related to Shire Collaboration:
Recognition of upfront fee	$542	$542	$1,625	$1,625
Recognition of milestone	1,000	-	1,000	-
Research services	5,002	3,968	15,912	11,340
Total	$6,544	$4,510	$18,537	$12,965

Related costs and expenses incurred under the Shire agreement were $5.1 million and $3.5 million during the three months ended September 30, 2014 and September 30, 2013, respectively, and $15.5 million and $10.3 million during the nine months ended September 30, 2014 and September 30, 2013, respectively.

Agreement with Sigma-Aldrich Corporation in Laboratory Research Reagents, Transgenic Animal and Commercial Protein Production Cell-line Engineering

In July 2007, Sangamo entered into a license agreement (the “Agreement”) with Sigma-Aldrich Corporation (“Sigma”). Under the Agreement, Sangamo agreed to provide Sigma with access to our proprietary ZFP technology and the exclusive right to use the technology to develop and commercialize research reagent products and services in the research field, excluding certain agricultural research uses that Sangamo previously licensed to Dow AgroSciences LLC (“DAS”). Under the Agreement, Sangamo and Sigma agreed to conduct a three-year research program to develop laboratory research reagents using Sangamo’s ZFP technology during which time Sangamo agreed to assist Sigma in connection with its efforts to market and sell services employing the Company’s ZFP technology in the research field. Sangamo has transferred its ZFP manufacturing technology to Sigma.

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

Revenues recognized under the agreement with Sigma for the three and nine months ended September 30, 2014 and 2013, were as follows (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2014	2013	2014	2013
Revenue related to Sigma Collaboration:
Royalty revenues	$67	$201	$270	$711
License fee and milestone revenues	269	101	447	1,351
Total	$336	$302	$717	$2,062

Related costs and expenses incurred under the Sigma agreement were $0.0 million and $0.1 million during the three months ended September 30, 2014 and 2013, respectively. Related costs and expenses incurred under the Sigma agreement were both $0.1 million during the nine months ended September 30, 2014 and 2013, respectively.

Agreement with Dow AgroSciences in Plant Agriculture

In October 2005, Sangamo entered into an exclusive commercial license agreement (the “Agreement”) with DAS. Under the Agreement, Sangamo provides DAS with access to our proprietary ZFP technology and the exclusive right to use the technology to modify the genomes or alter the nucleic acid or protein expression of plant cells, plants, or plant cell cultures. Sangamo has retained rights to use plants or plant-derived products to deliver ZFP transcription factors (“ZFP TFs”) or ZFP nucleases (“ZFNs”) into humans or animals for diagnostic, therapeutic or prophylactic purposes. The Agreement with DAS provided for an initial three-year research term. In June 2008, DAS exercised its option under the agreement to obtain a commercial license to sell products incorporating or derived from plant cells generated using the Company’s ZFP technology, including agricultural crops, industrial products and plant-derived biopharmaceuticals. The exercise of the option triggered a one-time commercial license fee of $6.0 million, payment of the remaining $2.3 million of the previously agreed $4.0 million in research milestones, development and commercialization milestone payments for each product, and royalties on sales of products. Furthermore, DAS has the right to sublicense Sangamo’s ZFP technology to third parties for use in plant cells, plants or plant cell cultures. Sangamo will be entitled to 25% of any cash consideration received by DAS under such sublicenses. In December 2010, the Company amended the Agreement with DAS to extend the period of reagent manufacturing services and research services through December 31, 2012.

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

There were no revenues or related costs and expenses during the three and nine months ended September 30, 2014 and 2013, respectively.

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

There were no revenues attributable to research and development performed under the CIRM grant agreement during the three and nine months ended September 30, 2014. Revenues attributable to research and development performed under the CIRM grant agreement were $0.5 million and $1.2 million during the three and nine months ended September 30, 2013, respectively. Related costs and expenses incurred under the CIRM agreement were both $0.5 million during the three months ended September 30, 2014 and 2013, respectively, and $1.5 million and $1.4 million during the nine months ended September 30, 2014 and 2013, respectively.

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

Revenue attributable to research and development performed under the CIRM grant agreement for beta-thalassemia was $0.4 million during the three months ended September 30, 2014 and $1.1 million during the nine months ended September 30, 2014. Related costs and expenses incurred under the CIRM grant agreement were $0.4 million and $1.1 million during the three and nine months ended September 30, 2014, respectively.

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

The carrying values of these intangibles assets are as follows (in thousands):

	As of	As of
	September 31, 2014	December 31, 2013
CERE-110 for the treatment of Alzheimer's disease	$1,640	$1,640
CERE-120 for the treatment of Parkinson's disease	230	230
Total identifiable intangible assets	$1,870	$1,870

The excess of the consideration transferred over the fair values assigned to the assets acquired and liabilities assumed from Ceregene, which is also known as goodwill, was $1.6 million. There was no change in goodwill for the nine months ended September 30, 2014.

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

NOTE 8—STOCK-BASED COMPENSATION

The following table shows total stock-based compensation expense included in the condensed consolidated statements of operations for the three and nine months ended September 30, 2014 and 2013 (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2014	2013	2014	2013
Costs and expenses:
Research and development	$1,182	$732	$3,418	$2,140
General and administrative	947	659	2,747	1,958
Total stock-based compensation expense	$2,129	$1,391	$6,165	$4,098

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

Overview

We are a clinical stage biopharmaceutical company focused on the research, development and commercialization of engineered DNA-binding proteins for the development of novel therapeutic strategies for unmet medical needs. Our current mission is to develop ZFP Therapeutics®, or human therapeutics based on our proprietary zinc finger DNA-binding protein (“ZFP”) technology, through early stage clinical testing, strategically partner with biopharmaceutical companies at points of value inflection and have the partner execute late-stage clinical trials and commercial development. In the long-term, our goal is to integrate marketing and development operations and to capture the value of late-stage and commercial ZFP Therapeutic products for ourselves.

We and our licensed partners are the leaders in the research, development and commercialization of ZFPs, a naturally occurring class of proteins. We have used our knowledge and expertise to develop a proprietary technology platform. ZFPs can be engineered to make ZFP nucleases (“ZFNs”), proteins that can be used to modify DNA sequences in a variety of ways and ZFP transcription factors (“ZFP TFs”), proteins that can be used to turn genes on or off. As ZFPs act at the DNA level, they have broad potential applications in several areas, including human therapeutics, plant agriculture and research reagents, as well as production of transgenic animals and cell-line engineering.

The main focus for our company is the development of novel human therapeutics and we are building a pipeline of ZFP Therapeutics. Our lead ZFP Therapeutic, SB-728-T, a ZFN-modified autologous T-cell product for the treatment of HIV/AIDS, is the first therapeutic application of our ZFN technology and is being evaluated in a Phase 2 clinical trial in HIV-infected subjects. Through our wholly-owned subsidiary Ceregene, which we acquired in October 2013, we are conducting a Phase 2 clinical trial for a therapeutic program, CERE-110, an adeno-associated virus (“AAV”) expressing nerve growth factor for the treatment of Alzheimer’s disease (“AD”).

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

•

We have a license agreement with Dow AgroSciences, LLC (“DAS”), a wholly owned subsidiary of Dow Chemical Corporation. Under the agreement, we have provided DAS with access to our ZFP technology and the exclusive rights to use it to modify the genomes or alter protein expression of plant cells, plants or plant cell cultures. DAS markets our ZFN technology under the trademark EXZACTTM Precision Technology. We have retained rights to use plants or plant-derived products to deliver ZFP TFs or ZFNs into human or animals for diagnostic, therapeutic or prophylactic purposes.

We have incurred net losses since inception and expect to incur losses in the future as we continue our research and development activities. To date, we have funded our operations primarily through the issuance of equity securities, payments from corporate collaborations and research grants.

For the three months ended September 30, 2014, we incurred a consolidated net loss of $7.5 million, or $0.11 per share, compared to a net loss of $6.1 million, or $0.11 per share, for the same period in 2013. As of September 30, 2014, we had cash, cash equivalents, marketable securities and interest receivable totaling $231.8 million compared to $131.8 million as of December 31, 2013. As of September 30, 2014, we had an accumulated deficit of $324.2 million.

Our revenues have consisted primarily of revenues from partnerships of our ZFP technology platform in both therapeutic and non-therapeutic applications, including license fees, research reimbursement and milestones, royalties, as well as revenues from research grant funding. We expect revenues will continue to fluctuate from period to period, and there can be no assurance that new collaborations or partner funding will continue beyond their current terms.

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

Results of Operations

Three and Nine months ended September 30, 2014 and 2013

Revenues

	Three months ended September 30,				Nine months ended September 30,
	(in thousands, except percentage values)				(in thousands, except percentage values)
	2014	2013	Change	%	2014	2013	Change	%
Revenues:
Collaboration agreements	$12,045	$4,825	$7,220	150%	$29,334	$15,065	$14,269	95%
Research grants	372	882	(510)	(58%)	1,584	2,199	(615)	(28%)
Total revenues	$12,417	$5,707	$6,710	118%	$30,918	$17,264	$13,654	79%

Total revenues consist of revenues from collaboration agreements and research grants. We anticipate revenues over the next several years will primarily be derived from our collaboration agreements with Biogen, Shire, DAS and Sigma.

Revenues from our corporate collaboration agreements were $12.0 million for the three months ended September 30, 2014, compared to $4.8 million in the corresponding period in 2013. The $7.2 million increase in collaboration agreements revenues was primarily due to an increase of $7.1 million in revenues related to our collaboration and license agreements with Shire and Biogen. The revenues from Shire included partial recognition of an upfront payment of $13.0 million, $1.0 million in revenues from research services and recognition of a $1.0 million milestone payment related to our hemophilia program. The revenues from Biogen included partial recognition of an upfront payment of $20.0 million and $3.5 million in revenues from research services. Research grant revenues were approximately $0.4 million for the three months ended September 30, 2014, compared to $0.9 million in the corresponding period in 2013, primarily due to grants which were completed in 2013.

Revenues from our corporate collaboration agreements were $29.3 million for the nine months ended September 30, 2014, compared to $15.1 million in the corresponding period in 2013. The increase of $14.3 million in collaboration agreement revenues was primarily attributable to a $5.6 million increase in revenues related to our agreement with Shire, a $9.0 million increase in revenues related to our agreement with Biogen and an increase of $1.0 million for royalty payment obligations under our license agreement with Open Monoclonal Technology, Inc. (“OMT”), partially offset by a $1.3 million decrease in revenues related to our agreement with Sigma. Research grant revenues were $1.6 million for the nine months ended September 30, 2014, compared to $2.2 million in the corresponding period in 2013, primarily due to grants which were completed in 2013.

Operating Expenses

	Three months ended September 30,				Nine months ended September 30,
	(in thousands, except percentage values)				(in thousands, except percentage values)
	2014	2013	Change	%	2014	2013	Change	%
Operating expenses:
Research and development	$16,290	$8,703	$7,587	87%	$41,753	$26,201	$15,552	59%
General and administrative	3,731	3,163	568	18%	11,347	9,595	1,752	18%
Change in fair value of contingent liability	50	—	50	100%	130	—	130	100%
Total expenses	$20,071	$11,866	$8,205	69%	$53,230	$35,796	$17,434	49%

Research and development

Research and development expenses consist primarily of salaries and personnel related expenses, including stock-based compensation, laboratory supplies, preclinical and clinical studies, manufacturing expenses, allocated facilities expenses, subcontracted research expenses and expenses for technology licenses. We expect to continue to devote substantial resources to research and development in the future and expect research and development expenses to increase in the next several years if we are successful in advancing our HIV/AIDS program in the clinic and if we are able to move our earlier stage ZFP Therapeutic product candidates into clinical trials. We also expect that expenses related to research performed under our collaboration and license agreements with Biogen and Shire will increase our research and development expenses during the terms of the agreements. Pursuant to the terms of the agreements with Biogen and Shire, future expenses for research activities under the collaboration will be reimbursed, including internal employee and external research costs related to the programs. The reimbursement for these services will be recognized as revenue as the expenses are incurred and collection is reasonably assured.

Research and development expenses were $16.3 million for the three months ended September 30, 2014, compared to $8.7 million in the corresponding period in 2013. The increase of $7.6 million in research and development expenses was primarily due to an increase of $5.8 million in external expenses, lab supplies and other expenses related to our hemophilia, beta-thalassemia, SCD and HD programs, $0.7 million in salaries and benefits, $0.4 million in stock-based compensation expense and $0.4 million in clinical trial and manufacturing expenses.

Research and development expenses were $41.8 million for the nine months ended September 30, 2014, compared to $26.2 million in the corresponding period in 2013. The increase of $15.6 million in research and development expenses was primarily due to an increase of $11.9 million in external expenses, lab supplies and other costs related to our hemophilia, beta-thalassemia, SCD and HD programs, $1.4 million in salaries and benefits, $1.3 million in stock-based compensation expense, $0.7 million in licenses and $0.5 million in manufacturing expenses, partially offset by a decrease of $0.3 million in clinical trial expenses.

General and administrative

General and administrative expenses consist primarily of salaries and personnel related expenses, including stock-based compensation, other expenses for executive, finance and administrative personnel, professional fees, allocated facilities expenses, patent prosecution expenses and other general corporate expenses. As we pursue clinical and commercial development of our therapeutic programs, we expect the business aspects of the Company to become more complex. In the future we may be required to add personnel and incur additional expenses related to the maturity of our business.

General and administrative expenses were $3.7 million for the three months ended September 30, 2014 compared to $3.2 million for the corresponding period in 2013. The increase was primarily related to an increase of $0.3 million in stock-based compensation expense and $0.2 million in salaries and benefits.

General and administrative expenses were $11.3 million for the nine months ended September 30, 2014 compared to $9.6 million for the corresponding period in 2013. The increase was primarily related to an increase of $0.8 million in stock-based compensation expense, $0.4 million in salaries and benefits and $0.4 million in professional fees expense.

Liquidity and Capital Resources

Liquidity

Since inception, we have incurred significant net losses and we have funded our operations primarily through the issuance of equity securities, payments from corporate collaborators and strategic partners and research grants.

As of September 30, 2014, we had cash, cash equivalents, marketable securities and interest receivable totaling $231.8 million compared to $131.8 million as of December 31, 2013. The increase was primarily attributable to the completion of an underwritten public offering of the Company’s common stock in March 2014, in which 4,444,444 shares of Sangamo common stock were sold at a public offering price of $22.50 per share. The net proceeds to the Company from the sale of shares in this offering, after deducting underwriting discounts and commissions and other offering expenses, were $93.8 million. Additionally, we received an upfront license fee of $20.0 million from our collaboration and license agreement with Biogen during the three months ended March 31, 2014.

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

Under our agreement with Shire, we received an upfront license fee of $13.0 million. Shire will reimburse us for agreed upon costs incurred in connection with research and development activities conducted by us. We are also eligible to receive milestone payments based on our achievement of specified research, regulatory, clinical development, commercialization and sales milestones, which depends upon ours and Shire’s ability to continue to progress our programs under collaboration. During the three months ended September 30, 2104 we recognized $1.0 million milestone related to our hemophilia program. We will also be eligible to receive royalty payments that are a tiered double-digit percentage of net sales of products developed under the collaboration, if any.

Under the agreement with Biogen, we received an upfront license fee of $20.0 million. Biogen will reimburse us for agreed upon costs incurred in connection with research and development activities conducted by us. In addition, we are eligible to receive development milestone payments upon the achievement of specified regulatory, clinical development and commercialization milestones. We will also be eligible to receive incremental royalties for each licensed product that are a tiered double-digit percentage of annual net sales of such product, if any.

Cash Flow

Operating activities. Net cash used in operating activities for the nine months ended September 30, 2014 was $3.0 million, and $17.8 million for the nine months ended September 30, 2013, respectively. Net cash used in operating activities for the nine months ended September 30, 2014 primarily reflected the increases in net loss for the period as well as an increase in accounts receivable and other current assets and a decrease in accrued compensation, partially offset by the increases in deferred revenues related to our collaboration agreement with Biogen, accounts payable and stock-based compensation. Net cash used in operating activities for the nine months ended September 30, 2013 primarily reflected the net loss for the period and the decrease in deferred revenues related to our collaboration agreement with Shire, partially offset by stock-based compensation and other non-cash expenses included in net loss.

Investing activities. Net cash used in investing activities for the nine months ended September 30, 2014 was $100.3 million, while cash provided by investing activities was $0.8 million for the nine months ended September 30, 2013. Cash flows from investing activities for both periods primarily related to purchases and maturities of investments.

Financing activities. Net cash provided by financing activities for the nine months ended September 30, 2014 and 2013 was $104.3 million and $75.6 million, respectively. The increase for the nine month period ended September 30, 2014 was primarily attributable to $93.8 million in net proceeds from the public offering of the Company’s common stock completed in March 2014, as well as proceeds from the issuance of common stock upon exercise of stock options. Net cash provided by financing activities for the nine months ended September 30, 2013 was primarily attributable to $69.5 million in net proceeds from the public offering of the Company’s common stock completed in September 2013, as well as proceeds from the issuance of common stock upon exercise of stock options.

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

Our market risks at September 30, 2014 have not changed materially from those discussed in Item 7A of our Form 10-K for the year ended December 31, 2013 on file with the SEC.

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

We are conducting an on-going Phase 2 clinical trial (SB-728-mR-1401) of our ZFP Therapeutics for the treatment of HIV/AIDS. Preliminary data from these studies demonstrates that treatment of aviremic HIV-infected subjects with SB-728-T has been well-tolerated. In addition, data from Phase 1 and several Phase 2 clinical trials of our ZFP Therapeutic, SB-509, for diabetic neuropathy and ALS demonstrated that the drug was well tolerated in these studies. However, if one of our ZFP Therapeutic fails one of its safety studies, it could reduce our ability to attract new investors and corporate partners.

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

The results in early phases of clinical testing are based upon limited numbers of patients and a limited follow-up period. Typically, our Phase 1 clinical trials for indications of safety enroll less than 25 patients. Our Phase 2 and late-stage clinical trials generally enroll a larger number of patients. Accordingly, any positive data obtained in early Phase 1 and Phase 2 trials may not be indicative of long-term efficacy in late-stage clinical trials. In September 2011, we announced preliminary data from our Phase 1 clinical program to develop SB-728-T for the treatment of HIV/AIDS. The data demonstrated a statistically significant relationship between SB-728-T and the reduction of HIV viral load. In January 2012, we initiated a Phase 2 clinical study (SB-728-902, Cohort 5) and a Phase 1/2 clinical study (SB-728-1101) for the treatment of HIV/AIDS. In December 2013, we presented data from all cohorts of these two clinical trials. Three of seven evaluable subjects in Cohort 5 showed a decrease of greater than one log in their viral load during a sixteen week treatment interruption (“TI”) with one subject achieving a transiently undetectable viral load during the TI period and one subject achieving control of viral load during TI for a prolonged period (over 1 year as of July 23, 2014). In subjects in which viral load decreased, a measurable anti-HIV immune response was also observed. Additional data were presented from the Company’s Phase 1 study (SB-728-902, Cohorts 1-3) that demonstrated a long-term decrease in the peripheral blood mononuclear cell (“PBMC”) HIV reservoir using a sensitive test for integrated HIV DNA in nine of nine subjects over a 36 month period (median decrease 0.9 logs). Additional subjects have been enrolled into the SB-728-1101 study to define the optimum dose of Cytoxan required to safely enhance engraftment. We also expect to complete the accrual of 12 additional subjects by the end of 2014 in the Phase 2 (SB-728-mR-1401) study to further test this dose. However, there is no guarantee that these and other future studies of SB-728-T in later stage trials involving larger patient groups may produce positive or similar results as those obtained in earlier trials. Furthermore, in November 2013, we presented early positive data from Phase 1 clinical trial of CERE-110 for the treatment of AD, demonstrating that the drug was well-tolerated and resulted in appropriate delivery of the therapeutics. However, we cannot guarantee that additional studies and clinical trials of CERE-110 will replicate such positive results and demonstrate the efficacy of the drug.

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

Before commencing clinical trials in humans, we must submit an IND application to the FDA. The FDA has 30 days to comment on the application, and if the agency has no comments, we or our commercial partner may begin clinical trials. While we have stated our intention to file additional IND applications in the future, this is only a statement of intent, and we may not be able to do so because the associated product candidates may not meet the necessary preclinical requirements. In addition, there can be no assurance that, once filed, an IND application will result in the actual initiation of clinical trials. Clinical trials are subject to oversight by institutional review boards and the FDA. In addition, our proposed clinical studies require review from the Recombinant DNA Advisory Committee (“RAC”), which is the advisory board to the National Institutes of Health (“NIH”), focusing on clinical trials involving gene transfer. We will typically submit a proposed clinical protocol and other product-related information to the RAC three to six months prior to the expected IND application filing date.

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

While we have stated our goal is to file IND applications for several ZFP Therapeutic programs in the future, we may encounter difficulties that may delay, suspend or scale back our efforts.

We have previously announced a strategy for our ZFP Therapeutic programs that enables the potential filing of two to four new IND applications per year in the foreseeable future.  The preparation and submission of IND applications requires us to conduct rigorous and time-consuming preclinical testing, studies, and documentation relating to, among other things, the toxicity, safety, manufacturing, chemistry and clinical protocol of new ZFP Therapeutic products. We may experience unforeseen difficulties that could delay or otherwise prevent us from executing this strategy successfully. For example, we may encounter problems in the manufacturing of our ZFP Therapeutic products and fail to demonstrate consistency in the formulation of the drug. Our preclinical tests may produce negative or inconclusive results, which may lead us to decide, or regulators may require us, to conduct additional preclinical testing. If we cannot obtain positive results in preclinical testing, we may decide to abandon the projects altogether. In addition, our ability to complete and file certain IND applications depends on the support of our partners and the timely performance of their obligations under relevant collaboration agreements. If our partners are not able to perform such obligations or if they choose to slow down or delay the progress, we may not be able to prepare and file the intended IND applications on a timely basis or at all. Furthermore, the filing of several IND applications involves significant cost and labor, and we may not have sufficient resources and personnel to complete the filing of all intended IND applications, which may force us to scale back the number of IND applications or forego potential IND applications that we believe are promising. Any delay, suspension or reduction of our efforts to pursue our preclinical and IND strategy could have a material adverse effect on our business and cause our stock price to decline.

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

We have an ongoing Phase 2 clinical trial (SB-728-mR-1401) of a ZFP Therapeutic for HIV/AIDS and an ongoing Phase 2 trial to evaluate the safety and efficacy of AAV-NGF (CERE-110) for AD. However, the FDA will require additional clinical testing which involves significantly greater resources, commitments and expertise and so it is likely that we would need to enter into a collaborative relationship with a pharmaceutical company that could assume responsibility for late-stage development and commercialization.

We have limited experience in conducting advanced clinical trials and may not possess the necessary resources and expertise to complete such trials. We have entered into collaborative agreements with Shire and Biogen to provide funding and assistance in the development of our ZFP Therapeutics through the clinical trial process. Under the agreement with Shire, we are responsible for all activities through submission of IND Applications and European CTAs and Shire is responsible for clinical development and commercialization of products arising from the alliance. Under the Agreement with Biogen, we are responsible for all research and development through the first human clinical trial for the treatment of beta-thalassemia and both parties are responsible for research and development through the submission of IND for ZFP Therapeutics to treat sickle cell disease (“SCD”). However, there is no guarantee that we will be able to enter into future collaborative relationships with third parties that can provide us with the funding and expertise for later stage trials.

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

Our technology involves a relatively new approach to gene regulation and gene modification. Although we have generated ZFPs for thousands of gene sequences, we have not created ZFPs for all gene sequences and may not be able do so, which could limit the usefulness of our technology. In addition, while we have demonstrated the function of engineered ZFNs and ZFP TFs in mammalian cells, yeast, insects, plants and animals, we have not yet demonstrated clinical efficacy of this technology in a controlled clinical trial in humans, and the failure to do so could restrict our ability to develop commercially viable products. If we, and our collaborators or strategic partners, are unable to extend our results to new commercially important genes, experimental animal models, and human clinical studies, we may be unable to use our technology in all its intended applications.

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

We have generated operating losses since we began operations in 1995. Our net losses for the years ended December 31, 2013, 2012 and 2011 were $26.6 million, $22.3 million, and $35.8 million, respectively. The extent of our future losses and the timing of profitability are uncertain, and we expect to incur losses for the foreseeable future. We have been engaged in developing our ZFP technology since inception, which has and will continue to require significant research and development expenditures. To date, we have generated our funding from issuance of equity securities, revenues derived from collaboration agreements, other strategic partnerships in non-therapeutic applications of our technology, federal government research grants and grants awarded by research foundations. As of September 30, 2014, we had an accumulated deficit of $324.2 million. Since our IPO in 2000, we have generated an aggregate of approximately $331.4 million in gross proceeds from the sale of our equity securities. We expect to continue to incur additional operating losses for the next several years as we continue to expand and extend our research and development activities into human therapeutic product development. If the time required to generate significant product revenues and achieve profitability is longer than we currently anticipate or if we are unable to generate liquidity through equity financing or other sources of funding, we may be forced to curtail or suspend our operations.

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

Under these agreements with Biogen and Shire, they will have control and broad discretion over all or certain aspects of the clinical development and commercialization of any product developed under the agreements, and we will have little, if any, influence on how these programs will be conducted. Our lack of control over the clinical development in our agreement with Biogen and Shire could cause delays or other difficulties in the development and commercialization of our product candidates, which may prevent us from completing the intended IND filings in a timely fashion and receiving any milestone, royalty payments and other benefits under the agreement. In addition, under their respective agreement(s), Biogen and Shire have certain rights to terminate the agreements by providing us with advance notices, therefore, the actual milestone payments that we may receive under these agreements may be lower than the full amounts stated above.

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

During the three months ended September 30, 2014, the closing price of our common stock, as reported by the NASDAQ Global Select Market, ranged from a low of $10.77 to high of $16.40. During the fiscal year ended December 31, 2013, our common stock price fluctuated, ranging from a low of $6.15 to a high of $14.38. Volatility in our common stock could cause stockholders to incur substantial losses. An active public market for our common stock may not be sustained, and the market price of our common stock may continue to be highly volatile. The market price of our common stock has fluctuated significantly in response to various factors, some of which are beyond our control, including but not limited to the following:

•	announcements by us or collaborators providing updates on the progress or development status of ZFP Therapeutics;
•	data from clinical trials;

•	initiation or termination of clinical trials;
•	changes in market valuations of similar companies;
•	overall market and economic conditions, including the equity markets for emerging biotechnology companies;
•	deviations in our results of operations from the guidance given by us;
•	announcements by us or our competitors of new or enhanced products, technologies or services or significant contracts, acquisitions, strategic relationships, joint ventures or capital commitments;
•	announcement of changes in business and operations by our collaborators and partners;
•	regulatory developments;
•	additions or departures of key personnel;
•	future sales of our common stock or other securities by us, management or directors, liquidation of institutional funds that comprised large holdings of our stock;
•	decreases in our cash balances; and
•	changes, by one or more of Sangamo’s security analysts, in recommendations, ratings or coverage of our stock.

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

ITEM 6.	EXHIBITS

(a) Exhibits:

3.1	Second Amended and Restated By-laws (incorporated by reference to Exhibit 3.1 to the Company’s form 8-K filed on June 19, 2014).

10.1	Sixth Amendment dated September 2, 2014 to License Agreement between the Company and Sigma-Aldrich Co. LLC effective as of July 10, 2007.

10.2†	Consent Letter from Sigma-Aldrich Co. LLC to the Company dated September 25, 2014.

31.1	Rule 13a — 14(a) Certification by President and Chief Executive Officer

31.2	Rule 13a — 14(a) Certification by Principal Financial and Accounting Officer

32.1	Certification Pursuant to 18 U.S.C. Section 1350

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

† Confidential treatment has been requested for certain information contained in this document. Such information has been omitted and filed separately with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: October 28, 2014

SANGAMO BIOSCIENCES, INC.

/s/ H. WARD WOLFF
H. Ward Wolff
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)