Form 10-K
period 2014-12-31
SANGAMO BIOSCIENCES INC
filed 2015-02-25
CIK 1001233

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant based upon the closing sale price of the common stock on June 30, 2014 (the last business day of the registrant’s most recently completed second fiscal quarter), as reported on the NASDAQ Global Select Market was $800,449,430. For purposes of this calculation, directors and executive officers of the registrant have been deemed affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at February 1, 2015
Common Stock, $0.01 par value per share	69,170,150 shares

DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts Into Which Incorporated
Proxy Statement for the 2015	Part III
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

PART I

ITEM 1 – BUSINESS

Overview

We are a clinical stage biopharmaceutical company focused on the research, development and commercialization of engineered DNA-binding proteins as novel therapeutic products for unmet medical needs. Our current mission is to develop ZFP Therapeutics®, based on our proprietary ZFP technology, through early stage clinical testing, strategically partner with biopharmaceutical companies at points of value inflection and have the partner execute late-stage clinical trials and commercial development. In the longer-term, our goal is to integrate manufacturing, development and commercial operations to capture the value of our proprietary ZFP Therapeutic products.

We, and our licensed partners, are the leaders in the research, development and commercialization of zinc finger DNA-binding proteins (ZFPs), a naturally occurring class of proteins. We have used our knowledge and expertise to develop a proprietary technology platform. ZFPs can be engineered to make ZFP nucleases (ZFNs), proteins that can be used to specifically modify DNA sequences in a variety of ways (genome editing) and ZFP transcription factors (ZFP TFs), proteins that can be used to turn genes on or off (gene regulation). As ZFPs act at the DNA level, they have broad potential applications in several areas including human therapeutics, plant agriculture and research reagents, as well as production of transgenic animals and cell-line engineering.

The main focus for our company is the development of novel human therapeutics and we are building a pipeline of ZFP Therapeutics. Our lead ZFP Therapeutic, SB-728-T, a ZFN-modified autologous T-cell product for the treatment of HIV/AIDS, is the first therapeutic application of our ZFN technology and is being evaluated in ongoing clinical trials, including a Phase 2 study (SB-728mR-T-1401) in HIV-infected subjects. We expect to present data from this program at appropriate scientific and medical meetings in 2015.

In January 2014, we established a collaborative partnership with Biogen Idec Inc. (Biogen) to research, develop and commercialize our preclinical ZFP Therapeutic development program, in hemoglobinopathies, including sickle cell disease (SCD) and beta-thalassemia. We also have a collaborative partnership with Shire International GmbH, formerly Shire AG, (Shire) to research, develop and commercialize certain of our preclinical ZFP Therapeutic development programs, including programs in hemophilia, Huntington’s disease (HD) and other monogenic diseases. We have proprietary preclinical programs in several lysosomal storage disorders (LSDs). In addition, we have research stage programs in other monogenic diseases, including certain immunodeficiencies, as well as central nervous system (CNS) disorders and cancer immunotherapy.

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

Through our subsidiary Ceregene, Inc. (Ceregene), acquired in October 2013, we are conducting a Phase 2 clinical trial for the development of an adeno-associated virus (AAV) gene therapy (CERE 110) for the treatment of Alzheimer’s disease (AD).

We have a substantial intellectual property position in the design, selection, composition and use of engineered ZFPs to support our commercial activities. As of February 4, 2015, we either owned outright or have exclusively licensed the commercial rights to approximately 667 patents issued in the United States and foreign national jurisdictions, and we have 583 patent applications owned and licensed pending worldwide, including patents acquired from Ceregene. We continue to license and file new patent applications that strengthen our core and accessory patent portfolio. We believe that our intellectual property position is a critical element in our ability to research, develop and commercialize products and services based on ZFP technology across our chosen applications.

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

Figure 1:

Schematic of the relationship between the human genome, DNA, RNA and protein

The human body is composed of specialized cells that perform different functions and are thus organized into tissues and organs. All somatic cells in an individual’s body contain the same set of genes. However, only a fraction of these genes are turned on, or expressed, in an individual human cell at any given time. Genes are regulated (i.e. turned on or turned off) in response to a wide variety of stimuli and developmental signals. Distinct sets of genes are expressed in different cell types. It is this pattern of gene expression that determines the structure, biological function and health of all cells, tissues and organisms. The aberrant expression of certain genes can lead to disease. Similarly, a mistake, or mutation in the DNA sequence of a gene can result in corresponding error in the protein encoded by the gene, which may have serious consequences for the cell and its function. A number of disorders have been identified that are caused by the inheritance of a single defective gene. These so-called monogenic diseases include hemophilia, HD, SCD, LSDs and many others.

Zinc finger DNA-binding proteins (ZFPs) are Naturally Occurring Transcription Factors in Humans

Transcription factors are proteins that bind to DNA and regulate gene expression. A transcription factor recognizes and binds to a specific DNA sequence within or near a particular gene and causes expression of that gene to be “turned on” (activated) or “turned off” (repressed). ZFPs are the largest class of naturally occurring transcription factors in organisms from yeast to humans. In higher organisms, naturally occurring transcription factors typically comprise two principal domains: the first is a DNA-binding domain, (designated in Figure 2 as the “Recognition Domain”) which recognizes a target DNA sequence and thereby directs the transcription factor to the proper chromosomal location; the second is a functional domain that causes the target gene to be activated or repressed. Sangamo has added to these naturally occurring functional domains to include domains enabling genome editing at the site determined by the DNA-binding domain.

Figure 2:

Schematic of the two-domain structure of a ZFP Therapeutic

Engineered ZFP Nucleases (ZFNs) can be designed for Genome Editing and Engineered Zinc Finger Protein Transcription Factors (ZFP TFs) for Gene Regulation

Consistent with the two-domain structure of natural ZFP transcription factors, we take a modular approach to the design of the proteins that we engineer. The ZFP portion, the DNA-recognition domain, is typically composed of three or more zinc fingers. Each individual finger recognizes and binds to a three-four base pair sequence of DNA and multiple fingers can be linked together to recognize longer stretches of DNA, thereby improving specificity. By modifying the amino acids of a ZFP, we can engineer novel ZFPs capable of recognizing pre-selected DNA sequences for any genomic target. We use the engineered ZFP DNA-binding domain linked to a functional domain. The ZFP DNA-binding domain brings the functional domain into the proximity of the gene of interest. Our ability to use our highly specific ZFP technology to precisely target a DNA sequence in a gene of interest provides us with a range of genome editing and gene regulation functions that can be applied in many different cell types.

Our engineered ZFPs can be attached to a cleavage domain of a restriction endonuclease, an enzyme that cuts DNA, creating a zinc finger nuclease or ZFN. When a pair of ZFNs is bound to the DNA in the correct orientation and spacing, the DNA sequence is cut between the ZFP binding sites. DNA binding by both ZFNs is necessary for cleavage, and both domains of the restriction endonuclease must be present in the correct orientation to interact with each other, in order to mediate DNA cleavage. This break in the DNA triggers a natural process of DNA repair in the cell. The repair process can be harnessed to achieve one of several outcomes that may be therapeutically useful (Figure 3). If cells are simply treated with ZFNs alone the repair process joins the two ends of the broken DNA together and frequently results in the loss of a small amount of genetic material at the site of the break. This disrupts the original DNA sequence and can result in the generation of a shortened or non-functional protein, effectively “knocking out” the protein. ZFN-mediated genome editing can be used to disrupt a gene that is involved in disease pathology such as disruption, or knock out, of the CCR5 gene to treat HIV infection. We are also using ZFN-mediated gene disruption of the BCL11A gene in hematopoietic stem progenitor cells (HSPCs) as a potentially curative treatment for SCD and beta-thalassemia.

In contrast, if cells with a mutation in a particular gene are treated with a DNA sequence that encodes the correct gene sequence (referred to as a “donor” DNA) and with ZFNs that recognize and bind to sequences flanking the mutation, the cell’s repair machinery can use the donor as a template to correct the mutated gene.  This ZFN-mediated gene correction enables the corrected gene to be expressed in its natural chromosomal context and may provide a novel approach for the precise repair of DNA sequence mutations responsible for certain monogenic diseases. In addition, by making the donor sequence a gene-sized segment of DNA, a new copy of a gene can also be precisely added into the genome at a specific location. The ability to precisely place a gene-sized segment of DNA specifically into a pre-determined location in the genome broadens the range of mutations of a gene that can be corrected in a single step and eliminates the insertional mutagenesis concerns associated with traditional integrating gene replacement approaches such as retroviruses, in which the insertion of a new corrective copy of the gene typically occurs at random locations in the genome. Our In Vivo Protein Replacement Platform (IVPRP), in which our ZFN technology is used to insert a gene encoding a therapeutic protein into a safe harbor site such as the Albumin gene, is an approach that we are investigating for the treatment of hemophilia and LSDs which may potentially provide a single curative treatment for these diseases.

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

Figure 3:

ZFP Therapeutics can be designed to accomplish a range of functions in genome editing and gene regulation.

To date, we and our partners have designed, engineered and assembled many thousands of ZFPs and have tested many of these proteins for their affinity, or tightness of binding, to their DNA target, as well as their specificity, or preference for their intended DNA target. We have developed methods for the design, selection and assembly of ZFPs capable of binding to a wide spectrum of DNA sequences and genes. We have linked ZFPs to endonuclease domains to create highly specific ZFNs and to numerous functional domains to create gene-specific ZFP TFs and have demonstrated the ability of these proteins to enable genome editing or gene regulation, respectively, in hundreds of genes in dozens of different cell types and in whole organisms, including non-human primates, mice, rats, rabbits, pigs, fruit flies, worms, zebrafish and yeast, and in plant species including canola and maize. We and our collaborators have published data from many of these studies in peer-reviewed scientific journals. ZFNs are currently being used to generate transgenic animals and cell lines that have specific genetic modifications that make them useful models of human disease. These high value biologic tools are being used by academics, and biotechnology and pharmaceutical companies for medical research and drug development. We have ongoing clinical trials to evaluate the safety and efficacy of ZFNs in humans.

We have several strategies for the application of our ZFP Therapeutics depending on the disease or indication. We routinely deliver our therapeutics as nucleic acids, either as messenger RNA (mRNA) or encoded in a viral vector that the cell then uses to make the protein form of the ZFN or ZFP TF.  We can deliver ZFP Therapeutics ex vivo (outside the body) to isolated cells of the blood, such as T-cells, in the case of our clinical HIV program, and HSPCs for our programs in HIV and monogenic blood diseases such as SCD and beta-thalassemia. We are also developing ZFP Therapeutics in which we deliver our therapeutic proteins in vivo, either systemically (directly into the blood stream) as in our IVPRP programs in hemophilia and LSD, or directly into a specific tissue such as the brain as in our HD program.

ZFP Therapeutics Provide the Opportunity to Develop a New Class of Human Therapeutics

With our ability to generate gene-specific ZFNs for genome editing or the disruption or addition/correction of target genes and DNA sequences and ZFP TFs for the activation or repression of genes and with multiple strategies for administration, we are focused on developing a new class of highly differentiated human therapeutics. We believe that as more genes are linked to specific diseases, the clinical breadth and scope of our ZFP Therapeutic applications may be substantial.

We believe that our ZFP technology provides a unique and proprietary basis for a broad new class of drugs that have differential competitive advantages over small-molecule drugs, protein pharmaceuticals and RNA-based and conventional gene therapy approaches, enabling us to pursue the development of therapies for a broad range of unmet medical needs.

For example, ZFP Therapeutics can:

•

Provide novel activities such as genome editing and regulation of gene expression to address drug targets. Engineered ZFNs enable the disruption, correction or targeted addition of a gene sequence and ZFP TFs enable either repression or activation of a therapeutically relevant gene in a cell. This gives our technology a degree of flexibility not seen in other drug platforms. Our ZFN genome editing technology, which requires only brief cellular expression of ZFNs, allows the permanent correction of a mutation in a defective gene in a highly specific fashion. This provides a novel therapeutic and potentially life-long clinical benefit in the treatment of monogenic diseases, such as hemophilia. In contrast, direct modification of genes cannot be achieved using antisense RNA, or siRNA, which act by interfering with the expression of cellular RNA, or conventional small molecules, antibodies, or other protein pharmaceuticals that primarily act to “block” or antagonize the action of a protein.

•

Provide therapeutic solutions for targets that cannot be effectively addressed by existing drug modalities. ZFNs and ZFP TFs act through a mechanism that is unique among biological drugs: direct editing or regulation of the disease-related or therapeutic gene as opposed to the RNA or protein target encoded by that gene. Following the genomics revolution of the 1990s, the sequencing and publication of the human genome, pharmaceutical and biotechnology companies have validated and characterized many new drug targets. Many of these targets have a direct role in disease processes but cannot be bound or modulated for therapeutic purposes by small molecules. Alternative therapeutic approaches may be required to modulate the biological activity of these so-called “non-druggable” targets. This may create a significant clinical and commercial opportunity for the therapeutic modification or regulation of disease-associated genes using engineered ZFNs or ZFP TFs. Thus, a target which may be intractable to treatment using a small molecule or monoclonal antibody can be modified, turned on or turned off at the DNA level using ZFP technology.

•

Provide high specificity and selectivity for targets. ZFP Therapeutics can be designed to act with high specificity and we have published such data (Proc. Natl. Acad. Sci (2003) vol:100, 11997-12002; J Neurosci. (2010) 30(49):16469-74; Nat Biotechnol. (2008) 26(7):808-16 and Nature (2011)478(7369):391-4). In addition, as there are only two copies of each gene, there are generally only two targets per cell for a ZFP Therapeutic, which means that ZFNs and ZFP TFs need to be available in the cell in relatively low concentrations. In contrast, drugs that act on protein and RNA targets that are naturally present in higher cellular concentrations may need to be administered in higher concentrations. Many small molecule and RNA-based approaches either affect multiple targets demonstrating so-called “off-target effects” or may be toxic in the concentrations required to be therapeutically effective.

THERAPEUTIC PRODUCT DEVELOPMENT

ZFP Therapeutic Product Development Programs

Program	Lead Indication	Research	Pre-clinical	Phase 1	Phase 2	Phase 3
SB-728-T	HIV / AIDS					
SB-728-HSPC	HIV / AIDS					
biogen idec	Beta-thalassemia					
biogen idec	Sickle Cell Disease					
Shire	Hemophilia B					
Shire	Hemophilia A					
Shire	Huntington's Disease					
SB-913	Hunter Syndrome					
SB-318	Hurler Syndrome					
Multiple	Lysosomal Storage Disorders					
Multiple	Other Monogenic Diseases					
CERE-110	Alzheimer's Disease

Figure 4:

Sangamo’s Therapeutic Pipeline

Clinical Stage Programs

Product Candidate	Targeted Indication	Stage of Development	Protocol	Milestones

SB-728-T	HIV/AIDS	Phase 2	SB-728mR-T-1401	Trial initiated in 2014. Accrual completed. Initial data expected in late 2015.

		Phase 1/2	SB-728-1101 (Cytoxan pre-conditioning dose-ranging study)	Trial initiated in January 2012. Enrollment and treatment completed. Initial data presented in 2013 and Cytoxan dose-escalation completed in 2014. Data updates expected in 2015.

		Phase 1	SB-728-902, Cohorts 1-3 Cohort 5 (CCR5 delta-32 heterozygotes)	Enrollment and treatment completed, in long-term follow-up. Data presented in 2013 and 2014.

		Phase 1	SB-728-T*	Enrollment and treatment completed, in long-term follow-up. Data published+ 2014.

		Phase 2	SB-728-T* (Cytoxan pre-conditioning)	Trial expected to begin at University of Pennsylvania in 1H 2015.

SB-728-HSPC	HIV/AIDS	Phase 1	SB-728-HSPC*	Trial expected to begin at City of Hope in 1H 2015.

SB-BCLmR-HSPC	Beta-thalassemia major	Phase 1/2	SB-BCLmR-HSPC	Trial expected to begin in 1H 2015.

CERE-110 (AAV-NGF)	Alzheimer’s disease	Phase 2		All subjects treated, in two year follow-up. Data expected in 2015.

Table 1: Summary of our ongoing clinical trials.

(*Investigator sponsored trial)

+ N.Eng. J. Med. 2014: 370:897-906 “Gene Editing of CCR5 in Autologous CD4 T-cells of Persons Infected with HIV.”

ZFP Therapeutic Clinical Stage Programs

Human Immunodeficiency Virus (HIV) and Acquired Immunodeficiency Syndrome (AIDS)

HIV infection results in the death of immune system cells, particularly CD4+ T-cells, and thus leads to AIDS, a condition in which the body’s immune system is depleted to such a degree that the patient is unable to fight off common infections. Ultimately, these patients succumb to opportunistic infections or cancers. According to The United States Centers for Disease Control and Prevention (CDC) over 2.1 million people were newly infected with HIV in 2013. An estimated 1.5 million people died of AIDS-related illnesses in the same year. There are now over 35 million people living with HIV and AIDS worldwide. At the end of 2011, (the most recent data available) it is estimated that there were 1.2 million people living with HIV/AIDS in the United States, of which approximately 14% were unaware that they were infected. Approximately 48,000 new infections occurred in 2010, and more than 13,500 people with AIDS died in the United States in 2011.

Current Treatments and Unmet Medical Need

Currently, there are over 30 antiretroviral drugs approved by the U.S. Food and Drug Administration (FDA) to treat people infected with HIV. Currently available drugs do not cure HIV infection or AIDS. These drugs fall into four major classes: reverse transcriptase inhibitors, protease inhibitors, integrase inhibitors and entry and fusion inhibitors. This latter class also includes a small molecule antagonist of the CCR5 receptor, Selzentry® (maraviroc). This drug is being used in combination with other antiretroviral agents for treatment-experienced adult patients infected with CCR5-tropic HIV-1 strains that are resistant to multiple antiretroviral agents.

As HIV reproduces, variants of the virus emerge, including some that are resistant to antiretroviral drugs. Therefore, doctors recommend that people infected with HIV take a combination of antiretroviral drugs, or ART. This strategy typically combines drugs from at least three different classes of antiretroviral drugs. They can suppress the virus, even to undetectable levels, but they cannot eliminate HIV from the body. Hence, people with HIV need to take antiretroviral drugs continuously. The drugs are expensive and can have significant side effects over time. There is no therapeutic approach available which protects CD4+ T-cells, reduces viral load and does not require daily dosing.

Sangamo’s Therapeutic Approach

Our therapeutic approach aims to use our ZFN-mediated genome editing technology to replicate a naturally occurring human mutation which renders individuals largely resistant to infection with the most common strain of HIV. CCR5 is a co-receptor for HIV entry into T-cells and if CCR5 is not expressed on their surface HIV infects them with lower efficiency. A population of individuals that is immune to HIV infection, despite multiple exposures to the virus, has been identified and extensively studied. The majority of these individuals have a natural mutation, CCR5 delta-32, of both of their CCR5 gene copies (homozygous), resulting in the expression of a shortened non-functional CCR5 protein. This mutation appears to have no observable deleterious effect. Individuals who carry the CCR5 delta-32 mutation in only one of their two CCR5 gene copies (heterozygotes), tend to take longer to develop AIDS and are classified as so-called “long-term non-progressors.” In addition, a study published in Blood in December 2010 reported an effective cure when an AIDS patient with leukemia received a bone marrow transplant from a “matched” donor who was homozygous for this CCR5 delta-32 mutation. This approach transferred the HSCs residing in the bone marrow from the delta-32 donor, and provided a self-renewable and potentially lifelong source of HIV-resistant immune cells. After transplantation, the AIDS patient was able to discontinue all anti-HIV drug treatments, CD4 counts increased and viral load dropped to an undetectable level, demonstrating effective transplantation of protection from HIV infection.

We are using our ZFN-mediated genome editing technology to disrupt the CCR5 gene in cells of a patient’s immune system to make these cells permanently resistant to HIV infection. The aim is to provide a population of HIV-resistant cells that can fight HIV and opportunistic infections mimicking the situation in individuals that carry the natural CCR5 delta-32 mutation. In December 2008, in collaboration with scientists at the University of Pennsylvania, an IND was filed for a Phase 1 trial of our CCR5 ZFP Therapeutic, SB-728-T. This single-dose, investigator-sponsored trial began enrolling subjects in February 2009, at the University of Pennsylvania. The data from this study was published in the New England Journal of Medicine in 2014 (N.Eng. J. Med. 2014: 370:897-906).  The study demonstrated that the treatment was well tolerated and that ZFN-modified cells show long-term engraftment and have a survival advantage over unmodified cells during an ART treatment interruption (TI).

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

In January 2012, we announced the initiation of two new studies (SB-728-1101 and SB-728-902, Cohort 5), based on data from our Phase 1 trials that demonstrated a correlation between the estimated numbers of circulating engrafted cells in which both copies of the CCR5 gene were modified (biallelic modification) and the reduction in viral load in treated subjects that underwent a TI. Using different approaches, both studies aim to increase the engraftment of cells that have undergone biallelic modification in SB-728-T-treated subjects and to evaluate the effect of increasing the numbers of these cells on the immune system and on viral load during a TI. Ten CCR5 delta-32 heterozygote subjects were accrued and treated on the SB-728-902, Cohort 5 study and a total of 21 subjects were accrued and treated on the SB-728-1101 study, a trial which evaluated the effect of increasing doses of Cytoxan conditioning prior to SB-728-T administration on engraftment of cells that have undergone biallelic ZFN modification. Data collected from the first 18 subjects treated in this study were presented at scientific meetings in 2013 and 2014 that further supported a correlation between the estimated numbers of engrafted biallelically modified cells and the reduction in viral load with one subject in the SB-728-902 study demonstrating a prolonged control of viral load for over a year and a half during TI. An additional three subjects were enrolled into SB-728-1101 for evaluation of the effect of the optimal dose of Cytoxan. We expect to present additional data from the SB-728-1101 study in 2015.

In 2014, we filed an IND application and initiated a new Phase 2 clinical trial, SB-728mR-T-1401, in which we are using electroporation of mRNA to deliver the CCR5-specific ZFNs to the isolated T-cells.  This trial incorporates several modifications and improvements in the process developed from our previous studies with stem cells, including the delivery of ZFNs using mRNA which enables the administration of multiple doses of cells into the subjects. We accrued all nine subjects into the trial in 2014 and expect to have initial data from this study in late 2015.

We also have a program to investigate this approach to treat HIV in hematopoietic stem progenitor cells (HSPCs), again using electroporation of mRNA to deliver the ZFNs.  We filed an IND application in 2014 and expect to begin a Phase 1 clinical trial in the first half of 2015 in subjects infected with HIV who have low CD4 counts despite successful viral control by ART, so-called immunologic non-responders. In October 2009, we and our collaborators at City of Hope Medical Center and the University of Southern California received partial funding for the preclinical development of this program from a four-year $14.5 million Disease Team Research Award granted by the California Institute for Regenerative Medicine (CIRM), a State of California entity. We have received $5.2 million in funding through December 31, 2013, which is our total prescribed amount under the agreement. In May 2014, CIRM agreed to fund a $5.6 million Strategic Partnership Award for clinical studies of this program at City of Hope.

Programs Partnered with Biogen

Hemoglobinopathies: Sickle cell disease and Beta-thalassemia

Mutations in the gene encoding beta-globin, the oxygen carrying protein of red blood cells, lead to hemoglobinopathies such as SCD and beta-thalassemia. The mutation that gives rise to SCD causes the red blood cells to form an abnormal sickle or crescent shape. The cells are fragile and deliver less oxygen to the body’s tissues. They can also get stuck more easily in small blood vessels and break into pieces that can interrupt healthy blood flow which further decrease the amount of oxygen flowing to body tissues. Almost all patients with SCD have these painful vaso-occlusive crises, which can last from hours to days and may cause irreversible organ damage. Current standard of care is to manage and control symptoms, and to limit the number of crises. Treatments include administration of hydroxyurea, blood transfusions, iron-chelation therapy, pain medications and antibiotics. As of 2011, the CDC estimates that there are 90,000 to 100,000 Americans living with SCD which occurs in approximately 1 out of every 500 African-American births and 1 out of every 36,000 Hispanic-American births.

There are several forms of beta-thalassemia. Broadly, the disorder results in greatly impaired production of healthy red blood cells despite bone marrow over activity, leading to life-threatening anemia, enlarged spleen, liver and heart, and bone abnormalities. Beta-thalassemia major is a severe form of thalassemia that requires regular, often monthly, blood transfusions and subsequent iron-chelation therapy to treat iron overload. The CDC estimates that 1,000 people have beta-thalassemia major in the United States, and an unknown number carry the genetic trait and can pass it on to their children. Thalassemia is most common among people of Mediterranean descent and is also found among people from Southeast Asia, the Arabian Peninsula, Iran, Africa and Southern China.

In collaboration with Biogen, we are developing ZFP Therapeutics for both SCD and beta-thalassemia based on the use of our ZFN genome editing technology to modify a patient’s own (autologous) HSPCs. Our ZFN genome editing technology enables multiple approaches to the correction of SCD and beta-thalassemia. Both diseases manifest in the months after birth, when patients switch from producing functional fetal gamma-globin to a mutant form of adult beta-globin, which results in their condition. Naturally occurring increased levels of fetal hemoglobin have been shown to reduce the severity of both SCD and beta-thalassemia disorders. In HSPCs, our genome editing technology can be used to precisely disrupt key transcriptional regulators, such as BCL11A, to reverse the switch from expression of the mutant adult beta-globin back to the production of functional fetal gamma-globin. Alternatively, the technology can be used to precisely insert a new corrected beta-globin gene to replace the defective copy.

A bone marrow transplant (BMT), of HSPCs from a “matched” related donor (allogeneic BMT) is curative for both diseases. However, this therapy is limited due to the scarcity of matched donors and the significant risk of Graft versus Host Disease (GvHD) after transplantation of the foreign cells. By performing genome editing in HSPCs that are isolated from and subsequently returned to the same patient (i.e. an autologous HSPC transplant), our approach eliminates both the need for a matched donor and the risk of acute and chronic GvHD. The goal of this approach is to develop a one-time curative treatment for SCD and beta-thalassemia.

In May 2013, we were awarded a $6.4 million CIRM Strategic Partnership Award to develop this potentially curative ZFP Therapeutic for beta-thalassemia. The four-year grant provides additional funds for preclinical studies that support an IND application and a Phase 1 clinical trial in transfusion-dependent beta-thalassemia patients. We filed our IND application for beta-thalassemia in 2014 and expect to begin the Phase 1 clinical trial in the first half of 2015. Our goal is to file an IND application in 2016 for our SCD program.

ZFP Therapeutic Preclinical Stage Programs

Programs Partnered with Shire

Hemophilia

Hemophilia, a rare bleeding disorder in which the blood does not clot normally, is an example of a monogenic disease (a disease that is caused by a genetic defect in a single gene). There are several types of hemophilia caused by mutations in genes that encode factors which help the blood clot and stop bleeding when blood vessels are injured. Individuals with hemophilia experience bleeding episodes after injuries and spontaneous bleeding episodes that often lead to joint disease such as arthritis. The most prevalent form of the disease, hemophilia A, is caused by a defect in clotting Factor VIII, while defects in clotting Factor IX lead to hemophilia B. The most severe forms of hemophilia affect males. According to the National Hemophilia Foundation and the World Federation of Hemophilia, hemophilia A occurs in about one in every 5,000 male births in the US with approximately 16,000 males currently affected in the US, and hemophilia B in about 1 in every 25,000 male births with approximately 4,000 males currently affected. The standard treatment for individuals with hemophilia is replacement of the defective clotting factor with regular infusion of recombinant clotting factors or plasma concentrates. These therapies are expensive, carry the risk of transmission of blood-borne diseases such as hepatitis and other viral infections and sometimes stimulate the body to produce antibodies against the factors that inhibit the benefits of treatment. In these situations, other clotting factors such as Factor VII and X may be used to treat patients.

As part of our collaboration, Shire has selected four gene targets, clotting factors VII, VIII, IX and X for the development of ZFP Therapeutics to treat hemophilia. Using our ZFN technology we are pursuing two approaches in the development of these therapeutics: addition of a new correct copy of the Factor VIII or IX gene into a safe-harbor site, the Albumin gene or locus, using our In Vivo Protein Replacement Platform (IVPRP), and correction of the disease-causing mutation in the endogenous copy of the Factor VIII or IX gene. We have published data demonstrating functional correction of the human factor IX gene in the liver by direct intravenous delivery of AAV encoding ZFNs in a mouse model of the disease (Nature 475, 217–221, 14 July 2011). Preclinical studies of our IVPRP approach, have demonstrated that therapeutic levels of Factor IX could be generated in a dose-dependent manner in non-human primates (NHPs). There were no significant alterations in circulating albumin levels.  Studies in mice also demonstrated stable Factor IX production for over 1 year. The IVPRP is designed to be a broadly applicable strategy for gene replacement that will provide a permanent correction for the lifetime of the patient and would reduce or eliminate the need for chronic infusions of replacement proteins or clotting factor products. Our goal is to submit IND applications for our ZFP Therapeutic program in hemophilia B in 2015, and for hemophilia A in 2016.

Huntington’s disease

HD is an inherited, progressive neurologic disease for which there is no treatment or cure. The disease is caused by a particular type of mutation in a single gene, the HTT gene. Most patients inherit one normal and one defective or mutant copy of the HTT gene, which caused HD. The mutation is characterized by expansion of a repeated stretch of DNA sequence within the gene called a “CAG repeat.” A normal copy of the HTT gene usually has 10 to 29 of these CAG repeats but a defective copy has many more—generally greater than 39 repeats. While the protein produced by the normal copy of the gene appears to be essential for development (mice lacking the gene do not survive to birth), the product of the mutated gene is damaging to nerve cells. Symptoms, which include deterioration of muscle control, cognition and memory, usually develop between 35 and 44 years of age. It is known that the greater the number of CAG repeats, the earlier the onset. HD is usually fatal within 10 to 20 years after the onset of symptoms. The disease has a high prevalence for an inherited disorder. According to the Huntington’s Disease Society of America (HDSA) one in 10,000 people in the U.S. has HD (approximately 30,000 people). In addition, it is estimated that approximately 200,000 people in the U.S. are at risk of developing the disease.

Research in animal models of the disease has shown that lowering the levels of the mutant HTT protein can prevent, or even reverse, disease progression. However, to date most “HTT-lowering” methods decrease levels of both the normal and mutant forms of HTT, raising potential safety concerns given the importance of normal HTT protein. In collaboration with Shire, we are developing ZFP TFs that can selectively repress the expression of the mutant disease-causing form of HTT while leaving expression levels of the normal gene unchanged. Preclinical studies in animal models of the disease are ongoing and our goal is to file an IND application for a ZFP Therapeutic for HD in 2016.

Proprietary Preclinical Programs

Lysosomal Storage Disorders

Lysosomal storage disorders (LSDs) are a heterogeneous group of inherited disorders including Fabry disease, Gaucher disease, Hunter syndrome and Hurler syndrome and many others. They are caused by defects in genes that encode proteins known as enzymes, which break down and eliminate unwanted substances in the cells of the body. These enzymes are found in structures called lysosomes which act as recycling sites in cells, breaking down unwanted material into simple products for the cell to use to build new materials. A defect in a lysosomal enzyme leads to the accumulation of toxic levels of the substance that the enzyme would normally eliminate and resulting cell damage which can lead to serious health problems. There are nearly 50 of these disorders altogether and they may affect different parts of the body, including the skeleton, brain, skin, heart and CNS. While their individual incidence tends to be rare, this group as a whole has an incidence of more than 1:5,000 live births according to the National Institute of Neurological Disorders and Stroke.

There are no cures for LSDs, and treatments have not yet been developed for many of these diseases. For certain disorders, including Gaucher, Fabry, Hunter and Hurler, enzyme replacement therapies (ERTs) are available. However, these require frequent administration, are costly and there is a risk that over time patients develop an immune response to the administered protein lessening its efficacy.

Our IVPRP has the potential to provide a broadly applicable genetic approach to enzyme replacement for several LSDs.  Beginning with Hurler syndrome (mucopolysaccharidosis I or MPS I) and Hunter syndrome (mucopolysaccharidosis II or MPS II) our aim is use this approach to enable the patient’s liver to produce therapeutic quantities of the corrective enzymes, alpha-L-iduronidase and iduronate-2-sulfatase, respectively. Both Hunter and Hurler syndromes result in the accumulation of complex sugars called glycosaminoglycans that lead to a variety of problems.  Symptoms are not present at birth but appear in early childhood and may include delayed development, enlarged internal organs, cardiovascular disorders, stunted growth and skeletal abnormalities in the case of Hunter syndrome, and abnormal bones in the spine, halted growth, deafness, joint disease and progressive intellectual disability in the case of Hurler syndrome.

We are in preclinical development for these proprietary programs and our goal is to file IND applications for product candidates for MPS I and MPS II in 2015 and two additional IND applications for other LSDs in 2016.

ZFP Therapeutic Research Programs

We have research stage programs in other monogenic diseases, in CNS disorders and in cancer immunotherapy.

AAV-NGF Therapeutic Clinical Stage Program

Clinical Development Programs Acquired from Ceregene

CERE-110 (AAV-NGF), a gene therapy approach for the treatment of AD designed to deliver nerve growth factor (NGF) directly to the brain using an AAV vector, was developed by Ceregene. The program and ongoing Phase 2 clinical trial were assets that we acquired from Ceregene in October 2013. In November 2013, we released preliminary data from a Phase 1 dose escalation study of CERE-110 demonstrating that surgical delivery of CERE-110 to the brain results in the long-term expression of bioactive NGF, the therapeutic protein. Clinicians also observed apparent stabilization of brain cell metabolic activity in treated subjects, as determined by PET-scans measuring glucose use, which may reflect a slowing of cell deterioration. The treatment was well-tolerated at all dose levels. The Phase 2 clinical trial is fully accrued and is being carried out in collaboration with the Alzheimer’s Disease Cooperative Study (ADCS) based at the University of California San Diego (UCSD) and funded by a grant from the National Institute on Aging (NIA). Forty-nine (49) patients with mild to moderate AD have been treated with a single administration of CERE-110 at ten clinical sites throughout the U.S. Approximately half of the patients received CERE-110 while the other half received an appropriate sham surgery control treatment. Patients are being followed for a minimum of two years with respect to safety, brain imaging as well as standard tests used in Alzheimer’s clinical trials to measure cognitive function and quality of life. Enrollment was completed in March 2013 and we expect to have data from this study in 2015.

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

Therapeutic Collaborations

Collaboration and License Agreement with Biogen Idec Inc. in Human Therapeutics and Diagnostics

In January 2014, we entered into an exclusive worldwide collaboration and license agreement with Biogen to develop therapeutics for hemoglobinopathies, focused on beta-thalassemia and SCD. Under the agreement, the two companies will jointly conduct two research programs: the beta-thalassemia program and the SCD program. In the beta-thalassemia program, we are responsible for all discovery, research and development activities through the first human clinical trial. In the SCD program, both parties are responsible for research and development activities through the submission of an IND application for ZFP therapeutics intended to treat SCD. Biogen reimburses us for agreed upon internal and external program-related costs.

Under both programs, Biogen is responsible for subsequent worldwide clinical development, manufacturing and commercialization of licensed products developed under the agreement. At the end of specified research terms for each program or under certain specified circumstances, Biogen retains the right to step in and take over any of our remaining activities. Furthermore, we have an option to co-promote in the U.S. any licensed product to treat beta-thalassemia and SCD developed under the agreement, and Biogen will compensate us for such co-promotion activities. Subject to the terms of the agreement, we have granted Biogen an exclusive, royalty-bearing license, with the right to grant sublicenses, to use certain ZFP and other technology controlled by Sangamo for the purpose of researching, developing, manufacturing and commercializing licensed products developed under the agreement. We have also granted Biogen a non-exclusive, worldwide, royalty-free, fully paid license, with the right to grant sublicenses, of our interest in certain other intellectual property developed pursuant to the agreement.

Under the agreement, we received an upfront license fee of $20.0 million and are eligible to receive development milestone payments upon the achievement of specified regulatory, clinical development and commercialization milestones. The total amount of potential regulatory, clinical development, commercialization and sales milestone payments, assuming the achievement of all specified milestones in the agreement, is $293.8 million, including Phase 1 milestone payments of $7.5 million for each of the beta-thalassemia and SCD programs. In addition, we will also receive royalty payments for each licensed product that are a tiered double-digit percentage of annual net sales of each product.

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

The initial research term of the agreement is six years and is subject to extensions upon mutual agreement and under other specified circumstances. We are responsible for all research activities through the submission of an IND or European Clinical Trial Application (CTA), while Shire is responsible for clinical development and commercialization of products generated from the research program from and after the acceptance of an IND or CTA for the product. Shire reimburses us for agreed upon internal and external research program-related costs.

Under the agreement, we received an upfront license fee of $13.0 million. In addition, for each gene target, we are eligible to receive $33.5 million in payments upon the achievement of specified research, regulatory, clinical development milestones, as well as $180 million in payments upon the achievement of specified commercialization and sales milestones. The total amount of potential milestone payments for each of the seven gene targets, assuming the achievement of all specified milestones in the Agreement, is $213.5 million. The milestone payments for each gene target through the acceptance of an IND or CTA submission total $8.5 million. We will also receive royalty payments that are a tiered double-digit percentage of net sales of products developed under the collaboration. In the third quarter of 2014 we received a $1.0 million milestone payment from Shire related to toxicology studies for our hemophilia B program.

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

For any given OMT product, OMT has the right to buy out its future royalty payment obligations under the license agreement by paying a lump sum fee to us. Roche will pay milestone payments upon the achievement of certain clinical development milestones relating to products produced under such commercial license, and low-single-digit royalties on sales of such products. The aggregate milestone payments for therapeutic products will not exceed $5.8 million, but the diagnostics milestone payments are not similarly capped. Under the research and license agreement, on a product-by-product basis, Roche has the right to buy out its future royalty payment obligations by paying specified fixed amounts.

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

Funding from Research Foundations

California Institute for Regenerative Medicine

In October 2009, CIRM granted a $14.5 million Disease Team Research Award to develop an HIV therapy based on the application of ZFN genome editing technology in HSCs. The four year grant supports an innovative research project conducted by a multidisciplinary team of investigators, including investigators from the University of Southern California, City of Hope National Medical Center and Sangamo BioSciences. Through December 31, 2014, we have received total funding of $5.2 million, which is the total amount awarded to us as prescribed in the agreement. The award was intended to substantially fund our research and development efforts related to the agreement. The State of California has the right to receive, subject to the terms and conditions of the agreement, payments from us or our collaborators, resulting from sales of a commercial product resulting from research and development efforts supported by the grant, not to exceed two times the amount we receive in funding under the agreement with CIRM.

In May 2013, CIRM granted us a $6.4 million Strategic Partnership Award to develop a potentially curative ZFP Therapeutic for beta-thalassemia based on the application of our ZFN genome editing technology in HSCs. The four year grant provides matching funds for preclinical work that will support an IND application and a Phase 1 clinical trial in transfusion-dependent beta-thalassemia patients which will be carried out at Children’s Hospital & Research Center Oakland, and City of Hope in collaboration with our partner in this program, Biogen. The State of California has the right to receive, subject to the terms and conditions of the agreement between us and CIRM, payment from us, or our collaborators, from sales of a commercial product resulting from research and development efforts supported by grants, in accordance with Title 17, California Code of Regulations, Section 100600.

In May 2014, CIRM agreed to fund a $5.6 million Strategic Partnership Award to fund clinical studies of a potentially curative ZFP Therapeutic for HIV/AIDS based on the application of our ZFN genome editing technology in HSPCs. The four year grant provides matching funds to support evaluation of our stem cell-based ZFP Therapeutic in a clinical trial in HIV-infected individuals conducted at City of Hope.

ACQUISITION OF CEREGENE

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

INTELLECTUAL PROPERTY AND TECHNOLOGY LICENSES

Patents and licenses are important to our business. Our strategy is to file or license patent applications to protect technology, inventions and improvements to inventions that we consider important for the development of our technology. We seek patent protection and licenses that relate to our technology and candidates in our pipeline and/or may be important to our future. We have filed numerous patents and patent applications with the United States Patent and Trademark Office (USPTO) and foreign jurisdictions. This proprietary intellectual property includes methods relating to the design of zinc finger, TALE (Transcription activator-like effector) proteins and CRISPR (Clustered Regularly Interspaced Short Palindromic Repeats)/Cas editing systems, therapeutic applications of genome editing technology, enabling technologies related to our platform and the use of genome editing across a variety of applications. We rely on a combination of patent, copyright, trademark, proprietary know–how, continuing technological innovations, trade secret laws, as well as confidentiality agreements, materials transfer agreements, research agreements and licensing agreements, to establish and protect our proprietary rights.

Technology Licenses

We have licensed intellectual property directed to the design, selection, and use of ZFPs, ZFNs and ZFP TFs for genome editing and gene regulation from the Massachusetts Institute of Technology, Johnson & Johnson, The Scripps Research Institute, Harvard University, the Medical Research Council, the California Institute of Technology, City of Hope and the University of Utah. These licenses grant us rights to make, use and sell ZFPs, ZFNs and ZFP TFs under 12 families of patent filings. As of February 4, 2015, these patent filings have resulted in 20 issued U.S. patents and 50 granted foreign patents, with 4 currently pending U.S. patent applications and 10 pending applications in foreign patent offices.

We believe that these in-licensed patents and patent applications include several of the early and important patent filings directed at the design, selection, composition and use of ZFPs, ZFNs and ZFP TFs, particularly the agreements with the Massachusetts Institute of Technology, Johnson & Johnson and The Scripps Research Institute.

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

Johns Hopkins University

We entered into a license agreement with the Johns Hopkins University, or JHU, on June 29, 1995, as subsequently amended, whereby JHU granted us a worldwide exclusive license to technology and patents relating to nuclease and gene targeting technology for all fields of use, including the right to sublicense. This license agreement was terminated in August 2014.

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

Sangamo Intellectual Property

In addition to our in-licensed patent portfolio, as of February 4, 2015, we had 133 families of Sangamo-owned or co-owned patent filings, including 120 issued U.S. patents, 437 granted foreign patents, 90 pending U.S. patent applications and 470 pending foreign patent applications. These patent filings are directed to the design, composition and use of ZFPs, ZFNs, ZFP TFs and TALE proteins. Sangamo’s acquisition of Ceregene’s patent estate has also brought patent filings relating to AAV, needle technology and specific methods of treating diseases of the CNS and ocular diseases. The Sangamo Ceregene patent estate now comprises 6 patent families, comprising 14 issued U.S. patents, 26 issued foreign patents, 1 pending U.S. Patent applications and 8 pending foreign patent applications.

The earliest patents in our portfolio are set to begin expiring in 2015, with the average expiration of our currently issued patents expiring being mid-2023. However, these patents in our portfolio may be subject to Patent Term Adjustment (due to delays in patent prosecution by the USPTO), Patent Term Extension (due to review of a patented product by a regulatory agency) or terminal disclaimer. Additionally, patents that may be issued from our pending applications will extend the patent exclusivity of our patent estate. Accordingly, all dates given above for patent expirations are estimates and the actual dates of expirations may differ.

We believe that our licensed patents and patent applications, as well as the issued Sangamo patents and pending Sangamo patent applications, in the aggregate, will provide us with a substantial intellectual property position in our commercial development of ZFP technology. In this regard, patents issued to us, applied for by us, or exclusively and non-exclusively licensed to us, cover the following types of inventions, processes and products:

•

ZFP and ZFN design, engineered nucleases, and compositions: includes DNA target site selection and zinc finger binding domain design and nuclease domain design (see newly issued US8771986), DNA nickases (see newly issued US8703489), target site arrays, ZFP libraries databases and methods of construction, as well as methods to increase zinc finger binding specificity, nuclease activity (see newly issued US8772008 and US8772009), linker designs (see newly issued US8772453) and methods of making modified plant zinc finger proteins;

•

ZFP targeted regulation of endogenous genes: methods relating to activation and inhibition of endogenous cellular genes, identification of accessible regions within chromatin, and regulation of endogenous plant genes;

•

ZFP Therapeutics: Treatment of Huntington’s disease (see newly issued US8841260), cancer therapeutics, treatment of head and neck cancer, glioblastoma, pain (see newly issued 8466267), modulation of cardiac contractility and methods to regulate the glucocorticoid receptor, treatments for HIV (see US8268618 and US patent publication US20120294838);

•

ZFN Therapeutics: Treatments for HIV (see newly issued EP2447279 and US8871905), SCD and beta-thalassemia , In Vivo Protein Replacement Platform for treatment of hemophilia and lysosomal storage diseases (see patent publication US 20130177983 and 20140017212), genome editing (see newly issued US8524500, US8349810 and US8409861), models for Parkinson’s Disease (see US patent publication US20120192301), regulation of the expression of PD1 to block PD1-dependent immune suppression in both chronic infectious diseases and malignancies (see newly issued US8563314);

•

Non-Therapeutic Applications of ZFPs: Identification of genes, analysis of gene regulation, structure and biological function, methods of agricultural biotechnology, methods of altering cellular differentiation state, and methods of introducing exogenous nucleic acids of interest into a safe harbor locus;

•

Non-Therapeutic Applications of ZFNs: Methods for identification of regulatory DNA sequences, prediction of patient response to drug therapeutics, and development of cell lines for improved protein production , (see newly issued US8772025);

•	Donor DNA design: Methods for designing optimal donors for transgene delivery (see newly issued EP2281050 and US 8936936);
•	TALE protein methods of design and use (see newly issued US8912138); and
•	Methods of use with stem cells (see newly issued US8735153).

We have been advised that certain aspects of our technology can give us and our collaborators independence from third party patent claims to gene sequences. In general, under United States patent law, a patent may be obtained for any new and useful process, machine, manufacture, or composition of matter. An underlying theme of U.S. patent law, as related to biotechnology, is that the sequence of a gene, as it exists in the chromosome, is not new, even when newly discovered, unless it is isolated or modified from its normal chromosomal context. As a result, patent courts have held that a DNA sequence must be purified, isolated or modified to be patentable. Accordingly, U.S. patent claims to DNA sequences can cover only isolated, purified or modified nucleic acid sequences (e.g., a purified DNA fragment or a DNA sequence inserted into a vector). We have been advised that U.S. patent claims to DNA sequences do not, and cannot, cover gene sequences as they exist in their natural chromosomal environment, and international patent law is even more stringent than U.S. patent law in this regard. Most current methods for over-expression of a gene or protein involve the introduction into a cell of a vector containing a DNA encoding the protein to be over-expressed. Since such a vector contains isolated sequences which encode the protein, it would be covered by any patent claims to those sequences. In contrast, our methods for over-expression utilize ZFP TFs that target endogenous genes as they exist in the chromosome. As a result, our gene regulation methods do not require the use of isolated DNA sequences encoding the protein to be over-expressed and, our counsel has advised us, do not infringe patent claims to such sequences. Notwithstanding this advice, we realize that others could take a contrary position that could result in litigation. While we believe that we would prevail in any such litigation, the uncertainties involved in litigation generally make it impossible to provide assurance as to the ultimate outcome of such matters. See “Risk Factors—Because it is difficult and costly to protect our proprietary rights, and third parties have filed patent applications that are similar to ours, we cannot ensure the proprietary protection of our technologies and products.”

The patent positions of pharmaceutical and biotechnology firms, including our patent position, are uncertain and involve complex legal and factual questions for which important legal tenets are largely unresolved. Patent applications may not result in the issuance of patents and the coverage claimed in a patent application may be significantly reduced before a patent is issued. Although we have filed for patents on some aspects of our technology, we cannot provide assurances that patents will be issued as a result of these pending applications or that any patent that has been or may be issued will be upheld. The laws of some foreign countries may not protect our proprietary rights to the same extent as do the laws of the United States. Our issued US patent US8153399 has emerged from a re-examination procedure with minor claim modifications. In addition, an opposition has recently been filed for our issued European patent EP2281050. We do not know what the outcome of this procedure will be. The claims of this patent may be amended such that claim scope is reduced or the patent may be revoked as a result of this procedure.

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

Estimated Licensing and Other Contingent Expenses

If we are successful in the development and commercialization of our products, we will be obligated by our license agreements to make sublicensing, milestone and royalty payments to some or all of the licensors mentioned above, including payments due pursuant to the acquisition of Ceregene. We plan to continue to license and generate intellectual property internally covering the design, selection, composition and use of ZFPs; the genes encoding these proteins; the application of ZFPs, ZFNs and ZFP TFs in ZFP Therapeutics; and non-therapeutic applications of the technology including applications in research and plant agriculture, and intellectual property relating to TALE design and use.

COMPETITION

We, and our licensed partners, are the leaders in the research, development, and commercialization of DNA binding proteins for genome editing and regulation of gene expression. We are aware of several companies focused on other methods for editing genes and regulating gene expression and a limited number of commercial and academic groups pursuing the development of ZFP gene regulation and genome editing technology. The field of applied gene regulation and genome editing is highly competitive and we expect competition to persist and intensify in the future from a number of different sources, including pharmaceutical, agricultural, and biotechnology companies; academic and research institutions; and government agencies that will seek to develop ZFPs as well as technologies that will compete with our ZFP technology platform, such as TALE proteins and the CRISPR/Cas9 system.

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
•

Protein pharmaceuticals under development at pharmaceutical and biotechnology companies such as Pfizer, Baxter, Bayer, Novo Nordisk, Genzyme, Shire, BioMarin, Biogen, Acceleron and numerous other pharmaceutical and biotechnology firms.

•

Gene therapy companies developing gene-based products in clinical trials. uniQure’s product for lipoprotein lipase deficiency (LPLD) was recently approved in Europe but no other products have yet been approved. Our competitors in this category may include but not be limited to uniQure, BioMarin, bluebird bio, RegenX, Asklepios and Spark.

•

Cell therapy companies developing cell-based products. Our competitors in this category may include Novartis, Adaptimmune, bluebird bio, Cellectis SA, Juno Therapeutics, Kite Pharma and Lion Biotechnologies.

•

Nuclease technologies, under development for therapeutic applications of genome modification including companies such as Editas Medicine, CRISPR Therapeutics, Caribou BioSciences and Intellia Therapeutics developing the CRISPR/Cas9 system, Cellectis SA developing TALE nucleases and meganucleases, bluebird developing Homing Endonucleases and MegaTALs and Precision BioSciences, Inc. that is developing meganucleases.

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

Before commencing clinical investigations in humans in the United States, we must carry out preclinical testing. In addition, our proposed clinical studies that are conducted at a clinical site that carries out NIH-sponsored research require review from the Recombinant DNA Advisory Committee (RAC), which is the advisory board to the NIH, focusing on clinical trials involving gene transfer. We typically submit a proposed clinical protocol and other product-related information to the RAC three to six months prior to the expected IND application filing date.

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

Clinical trials are lengthy and are typically conducted in three sequential phases, but the phases may overlap or be combined. At each stage of testing, the proposed clinical protocol must be reviewed by the FDA and reviewed and approved by an independent ethics committee or institutional review board of each participating center before it can begin. Phase 1 usually involves the initial introduction of the investigational drug into small numbers of healthy volunteers or patients to evaluate certain factors, including its safety and dose tolerance. Phase 2 usually involves trials in a limited patient population to evaluate dosage tolerance and appropriate dosage, identify possible adverse effects and safety risks, and evaluate preliminary efficacy of the drug for specific indications. Phase 3 trials usually further evaluate clinical efficacy and test further for safety by using the drug in its final form in an expanded patient population. Phase 2 and 3 trials must be registered in a government database of clinical trials. Later clinical trials may fail to support the findings of earlier trials, which can delay, limit or prevent regulatory approvals. We filed a Phase 1 clinical protocol for review by the RAC in the fourth quarter of 2004, an IND application in January 2005, and Phase 2 protocols for review by the FDA in 2006, 2007 and 2009 for our first product candidate, SB-509, for the potential treatment of diabetic neuropathy. In addition, in 2008 we filed an IND application for SB-509 for the treatment of ALS. In 2009, we also filed an IND for our HIV program using SB-728-T, as well as Phase 1 and Phase 1/2 clinical protocols for review by the RAC for this program. In October 2010 and January 2012 we initiated Phase 1/2 clinical trials and a Phase 2 trial of this ZFP Therapeutic in subjects infected with HIV.  In 2014, we filed an IND application for SB-728mR-T to expand our HIV program using mRNA for gene delivery to T-cells ex vivo, an IND application for use of our ZFP Therapeutic for HIV in HSPCs using mRNA delivery and an IND and RAC submission for SB-BCLmR-HSPC, using mRNA gene delivery to HSPCs, for beta-thalassemia.

As part of the acquisition of Ceregene, we acquired and assumed sponsorship of two INDs on file at FDA for the use of AAV to deliver NGF. CERE-110 is an investigational agent using AAV delivery of human NGF to the brain for the treatment of AD and is currently being evaluated in a fully enrolled Phase 2 clinical trial. CERE-120 uses AAV delivery of human neurturin to the brain for treatment of Parkinson’s disease. Subjects are undergoing long-term follow-up observation after being treated in completed Phase 1 and 2 studies.

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

EMPLOYEES

As of February 1, 2015, we had 102 full-time employees, all of whom are located at our headquarters in Richmond, California. None of our employees are represented by a collective bargaining organization or covered by a collective bargaining agreement, nor have we experienced work stoppages. We believe that our relations with our employees are good.

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

We are conducting an on-going Phase 2 clinical trial (SB-728mR-T-1401) of our ZFP Therapeutics for the treatment of HIV/AIDS. Preliminary data from these studies demonstrates that treatment of aviremic HIV-infected subjects with SB-728-T has been well-tolerated. In addition, data from Phase 1 and several Phase 2 clinical trials of our ZFP Therapeutic, SB-509, for diabetic neuropathy and ALS demonstrated that the drug was well tolerated in these studies. However, if one of our ZFP Therapeutic fails one of its safety studies, it could reduce our ability to attract new investors and corporate partners.

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

In September 2011, we announced preliminary data from our Phase 1 clinical program to develop SB-728-T for the treatment of HIV/AIDS. The data demonstrated a statistically significant relationship between SB-728-T and the reduction of HIV viral load. In January 2012, we initiated a Phase 2 clinical study (SB-728-902, Cohort 5) and a Phase 1/2 clinical study (SB-728-1101) for the treatment of HIV/AIDS. In December 2013, we presented data from all cohorts of these two clinical trials. Three of seven evaluable subjects in Cohort 5 showed a decrease of greater than one log in their viral load during a sixteen week treatment interruption (TI) with one subject achieving a transiently undetectable viral load during the TI period and one subject achieving control of their viral load during TI for a prolonged period (>70 weeks as of January 2015). In subjects in which viral load decreased, a measurable anti-HIV immune response was also observed. Additional data were presented from the Company’s Phase 1 study (SB-728-902, Cohorts 1-3) that demonstrated a long-term decrease in the peripheral blood mononuclear cell (PBMC) HIV reservoir using a sensitive test for integrated HIV DNA in nine of nine subjects over a 36 month period (median decrease 0.9 logs). Additional subjects were enrolled into the SB-728-1101 study to define the optimum dose of Cytoxan required to safely enhance engraftment and an additional 12 subjects have been enrolled to further test this dose including nine subjects in an ongoing Phase 2 clinical trial (SB-728mR-T-1401) that is also testing repeat dosing of modified T-cells. However, there is no guarantee that these and other future studies of SB-728-T in later stage trials involving larger patient groups may produce positive or similar results as those obtained in earlier trials.

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

Our most advanced clinical programs are ongoing Phase 2 trials to evaluate the safety and efficacy of a ZFP Therapeutic for HIV/AIDS and of AAV-NGF (CERE-110) for AD. However, the FDA will require additional clinical testing which involves significantly greater resources, commitments and expertise and so it is likely that we would need to enter into a collaborative relationship with a pharmaceutical company that could assume responsibility for late-stage development and commercialization.

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

Commercialization of our technologies will depend, in part, on strategic partnering with other companies. If we are not able to find partners in the future or if our partners do not diligently pursue product development efforts, we may not be able to develop our technologies or products, which could slow our growth and decrease the value of our stock.

We expect to rely, to some extent, on our strategic partners to provide funding in support of our research and to perform independent research and preclinical and clinical testing. Our technology is broad-based, and we do not currently possess the resources necessary to fully develop and commercialize potential products that may result from our technologies or the resources or capabilities to complete the lengthy marketing approval processes that may be required for the products. Therefore, we plan to rely on strategic partnerships to help us develop and commercialize ZFP Therapeutic products. If we are unable to find partners or if the partners we find, such as Shire and Biogen, are unable or unwilling to advance our programs, or if they do not diligently pursue product approval, this may slow our progress and adversely affect our ability to generate revenues. In addition, our partners may sublicense or abandon development programs or we may have disagreements or disputes with our partners, which would cause associated product development to slow or cease. In addition, the business or operations of our partners may change significantly through restructuring, acquisition or other strategic transactions or decisions that may negatively impact their ability to advance our programs. There can be no assurance that we will be able to establish further strategic collaborations for ZFP Therapeutic product development. We may require significant time to secure collaborations or partners because we need to effectively market the benefits of our technology to these future collaborators and partners, which may direct the attention and resources of our research and development personnel and management away from our primary business operations. Further, each collaboration or partnering arrangement will involve the negotiation of terms that may be unique to each collaborator or partner. These business development efforts may not result in a collaboration or partnership.

The loss of partnering agreements would not only delay or terminate the potential development or commercialization of products we may derive from our technologies, but it may also delay or terminate our ability to test ZFP Therapeutic candidates for specific genes. If any partner fails to conduct the collaborative activities successfully or in a timely manner, the preclinical or clinical development or commercialization of the affected product candidates or research programs could be delayed or terminated.

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

In order to regulate or modify a gene in a cell, the ZFP must be efficiently delivered to the cell. We have licensed certain gene transfer technologies for our ZFP in research including AAV and mRNA technology. We are evaluating these systems and other technologies that may need to be used in the delivery of ZFP into cells for in vitro and in vivo applications, including ZFP

Therapeutics. However, we may not be able to license the gene transfer technologies required to develop and commercialize our ZFP Therapeutics. We have not developed our own gene transfer technologies, and we rely on our ability to enter into license agreements to provide us with rights to the necessary gene transfer technology. Our approach has been to license appropriate technology as required. The inability to obtain a license to use gene transfer technologies with entities which own such technology on reasonable commercial terms, if at all, could delay or prevent the preclinical evaluation, drug development collaborations, clinical testing, and/or commercialization of our therapeutic product candidates.

Our gene regulation and genome editing technology is relatively new, and if we are unable to use this technology in all our intended applications, it would limit our revenue opportunities.

Our technology involves a relatively new approach to gene regulation and genome editing. Although we have generated ZFPs for thousands of gene sequences, we have not created ZFPs for all gene sequences and may not be able do so, which could limit the usefulness of our technology. In addition, while we have demonstrated the function of engineered ZFNs and ZFP TFs in mammalian cells, yeast, insects, plants and animals, we have not yet demonstrated clinical efficacy of this technology in a controlled clinical trial in humans, and the failure to do so could restrict our ability to develop commercially viable products. If we, and our collaborators or strategic partners, are unable to extend our results to new commercially important genes, experimental animal models, and human clinical studies, we may be unable to use our technology in all its intended applications.

The expected value and utility of our ZFNs and ZFP TFs is in part based on our belief that the targeted editing of genes or specific regulation of gene expression may enable us to develop a new therapeutic approach as well as to help scientists better understand the role of genes in disease, and to aid their efforts in drug discovery and development. We also believe that ZFP-mediated targeted genome editing and gene regulation will have utility in agricultural applications. There is only a limited understanding of the role of specific genes in all these fields. Life sciences companies have developed or commercialized only a few products in any of these fields based on results from genomic research or the ability to regulate gene expression. We, our collaborators or our strategic partners, may not be able to use our technology to identify and validate drug targets or to develop commercial products in the intended markets.

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

We currently rely on third parties to conduct some or all aspects of manufacturing of our ZFP Therapeutic product candidates for preclinical and clinical development.   If one of our third-party manufacturers fails to perform adequately or fulfill our needs, we may be required to incur significant costs and devote significant efforts, to find new suppliers or manufacturers.

We currently have limited experience in, and we do not own facilities for, clinical-scale manufacturing of our product candidates and we rely upon third-party contract manufacturing organizations to manufacture and supply drug product for our preclinical and clinical studies.  The manufacture of pharmaceutical products in compliance with the FDA’s current good manufacturing practices (cGMP), requires significant expertise and capital investment, including the development of advanced manufacturing techniques and process controls. Manufacturers of pharmaceutical products often encounter difficulties in production, including difficulties with production costs and yields, quality control, including stability of the product candidate and quality assurance testing, shortages of qualified personnel, as well as compliance with strictly enforced cGMP requirements, other federal and state regulatory requirements and foreign regulations. If our manufacturers were to encounter any of these difficulties or otherwise fail to comply with their obligations to us or under applicable regulations, our ability to provide study drugs in our clinical studies would be jeopardized. Any delay or interruption in the supply of clinical study materials could delay the completion of our clinical studies, increase the costs associated with maintaining our clinical study programs and, depending upon the period of delay, require us to commence new studies at significant additional expense or terminate the studies completely.

All manufacturers of our product candidates must comply with cGMP requirements enforced by the FDA through its facilities inspection program. These requirements include, among other things, quality control, quality assurance and the maintenance of records and documentation. Manufacturers of our product candidates may be unable to comply with these cGMP requirements and with other FDA, state and foreign regulatory requirements. The FDA or similar foreign regulatory agencies may also implement new standards at any time, or change their interpretation and enforcement of existing standards for manufacture, packaging or testing of products. We have little control over our manufacturers’ compliance with these regulations and standards. A failure to comply with these requirements may result in fines and civil penalties, suspension of production, suspension or delay in product approval, product seizure or recall or withdrawal of product approval. If the safety of any product supplied is compromised due to our manufacturers’ failure to adhere to applicable laws or for other reasons, we may not be able to obtain regulatory approval for or successfully commercialize our products and we may be held liable for any injuries sustained as a result. Any of these factors could cause a delay of clinical studies, regulatory submissions, approvals or commercialization of our product candidates, entail higher costs or impair our reputation.

Our current agreements with our suppliers do not provide for the entire supply of the drug product necessary for all anticipated clinical studies or for full scale commercialization. If we and our suppliers cannot agree to the terms and conditions for them to provide the drug product necessary for our clinical and commercial supply needs, we may not be able to manufacture the product candidate until a qualified alternative supplier is identified, which could also delay the development of, and impair our ability to commercialize, our product candidates.

The number of third-party suppliers with the necessary manufacturing and regulatory expertise and facilities is limited, and it could be expensive and take a significant amount of time to arrange for alternative suppliers, which could have a material adverse effect on our business. New suppliers of any product candidate would be required to qualify under applicable regulatory requirements and would need to have sufficient rights under applicable intellectual property laws to the method of manufacturing the product candidate. Obtaining the necessary FDA approvals or other qualifications under applicable regulatory requirements and ensuring non-infringement of third-party intellectual property rights could result in a significant interruption of supply and could require the new manufacturer to bear significant additional costs which may be passed on to us

We do not currently have the infrastructure or capability to manufacture, market and sell therapeutic products on a commercial scale.

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

In October 2013, we acquired Ceregene, including all of its therapeutic programs and related intellectual property and other assets. Although we expect to realize strategic, operational and financial benefits as a result of the acquisition, we cannot be certain whether, and to what extent, such benefits will be achieved in the future. In particular, the success of the acquisition will depend on our ability to develop Ceregene’s business, including the prosecution of its CERE-110 Phase 2 clinical trial, and to apply Ceregene’s technology to advance our ZFP Therapeutics. There is no guarantee that any existing and future clinical trials of Ceregene’s product candidates, including CERE-110 for the treatment of AD, will produce positive results, and failure to do so may adversely affect our ability to validate the AAV delivery technology and apply such technology to our ZFP products as well as negatively impact our stock price. In April 2013, Ceregene reported that its top line data for the CERE-120 Phase 2b clinical trial for Parkinson’s disease did not demonstrate statistically significant efficacy in the primary endpoint. In November 2013, we presented early positive data from Phase 1 clinical trial of CERE-110 demonstrating that the drug was well-tolerated and resulted in appropriate delivery of the therapeutic. However, even if we obtain positive data from such clinical trials, there is no guarantee that the AAV delivery technology can be applied to our ZFP Therapeutics safely and effectively.

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

Any products that we or our collaborators or strategic partners develop by using our ZFP technology platform will enter into highly competitive markets. Even if we are able to generate ZFP Therapeutics that are safe and effective for their intended use, competing technologies may prove to be more effective or less expensive, which, to the extent these competing technologies achieve market acceptance, will limit our revenue opportunities. In some cases, competing technologies have proven to be effective and less expensive. Competing technologies may include other methods of regulating gene expression or modifying genes. ZFNs and ZFP TFs have broad application in the life sciences industry and compete with a broad array of new technologies and approaches being applied to genetic research by many companies. Competing proprietary technologies with our product development focus include but are not limited to:

•	For ZFP Therapeutics:
•	small molecule drugs;
•	monoclonal antibodies;
•	recombinant proteins;

•	gene therapy/cDNAs;
•	antisense;
•	siRNA and microRNA approaches, exon skipping;
•	CRISPR/Cas9 technology;
•	TALE proteins and MegaTALs; and
•	meganucleases.
•	For our Non-Therapeutic Applications:
•	For protein production: gene amplification, meganucleases, TALE technology, insulator technology, mini-chromosomes and CRISPR/Cas9 technology;
•	For target validation: antisense, siRNA, TALE technology and CRISPR/Cas9 technology;
•	For plant agriculture: recombination approaches, mutagenesis approaches, meganucleases, TALE technology, CRISPR/Cas9 technology, mini-chromosomes; and
•	For transgenic animals: somatic nuclear transfer, embryonic stem cell, TALE, CRISPR/Cas9 technology and transposase technologies.

In addition to possessing competing technologies, our competitors include pharmaceutical and biotechnology companies with:

•	substantially greater capital resources than ours;
•	larger research and development staffs and facilities than ours; and
•	greater experience in product development and in obtaining regulatory approvals and patent protection.

These organizations also compete with us to:

•	attract qualified personnel;
•	attract parties for acquisitions, joint ventures or other collaborations; and
•	license the proprietary technologies of academic and research institutions that are competitive with our technology, which may preclude us from pursuing similar opportunities.

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

We have generated operating losses since we began operations in 1995. Our net losses for the years ended December 31, 2014, 2013 and 2012 were $26.4 million, $26.6 million and $22.3 million, respectively. The extent of our future losses and the timing of profitability are uncertain, and we expect to incur losses for the foreseeable future. We have been engaged in developing our ZFP technology since inception, which has and will continue to require significant research and development expenditures. To date, we have generated our funding from issuance of equity securities, revenues derived from collaboration agreements, other strategic partnerships in non-therapeutic applications of our technology, federal government research grants and grants awarded by research foundations. As of December 31, 2014, we had an accumulated deficit of $328.6 million. Since our IPO in 2000, we have generated an aggregate of approximately $331.4 million in gross proceeds from the sale of our equity securities. We expect to continue to incur additional operating losses for the next several years as we continue to advance our ZFP Therapeutic product candidates. If the time required to generate significant product revenues and achieve profitability is longer than we currently anticipate or if we are unable to generate liquidity through equity financing or other sources of funding, we may be forced to curtail or suspend our operations.

We may be unable to raise additional capital, which would harm our ability to develop our technology and products.

We have incurred significant operating losses and negative operating cash flows since inception and have not achieved profitability. We expect capital outlays and operating expenditures to increase over the next several years as we expand our infrastructure and research and ZFP Therapeutic product development activities. While we believe our financial resources will be adequate to sustain our current operations at least through 2016, we may need to seek additional sources of capital through equity or debt financing. In addition, as we focus our efforts on proprietary human therapeutics, we will need to seek FDA approval of potential products, a process that could cost in excess of hundreds of millions of dollars per product. Furthermore, we may experience difficulties in accessing the capital market due to external factors beyond our control such as volatility in the equity markets for emerging biotechnology companies and general economic and market conditions both in the United States and abroad. We cannot be certain that we will be able to obtain financing on terms acceptable to us, or at all. Our failure to obtain adequate and timely funding will materially adversely affect our business and our ability to develop our technology and ZFP Therapeutic products. Furthermore, any sales of additional equity securities may result in dilutions to our stockholders and any debt financing may include business and financial covenants that restricts our operations.

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

Others have filed and in the future are likely to file patent applications that are similar to ours. We are aware that there are academic groups and other companies that are attempting to develop technology that is based on the use of zinc finger, TALE, CRISPR/Cas9 and other DNA-binding proteins, and that these groups and companies have filed patent applications. Several patents have been issued, although we have no current plans to use the associated inventions. If these or other patents issue, it is possible that the holder of any patent or patents granted on these applications may bring an infringement action against our collaborators, strategic partners, or us claiming damages and seeking to enjoin commercial activities relating to the affected products and processes. The costs of litigating the claim could be substantial. Moreover, we cannot predict whether we, our collaborators, or strategic partners would prevail in any actions. In addition, if the relevant patent claims were upheld as valid and enforceable and our products or processes were found to infringe the patent or patents, we could be prevented from making, using, or selling the relevant product or process unless we could obtain a license or were able to design around the patent claims. We can give no assurance that such a license would be available on commercially reasonable terms, or at all, or that we would be able to successfully design around the relevant patent claims. There may be significant litigation in the genomics industry regarding patent and other intellectual property rights, which could subject us to litigation. If we become involved in litigation, it could consume a substantial portion of our managerial and financial resources.

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

Our success depends on our continued ability to attract, retain, and motivate highly qualified management and scientific personnel and our ability to develop and maintain important relationships with leading research and academic institutions and scientists. Competition for personnel and academic and other research collaborations is intense. We have experienced a rate of employee turnover that we believe is typical of emerging biotechnology companies. If we lose the services of personnel with the necessary skills, including the members of our senior management team, it could significantly impede the achievement of our research and development objectives. If we fail to negotiate additional acceptable collaborations with academic and other research institutions and scientists, or if our existing collaborations are unsuccessful, our ZFP Therapeutic development programs may be delayed or may not succeed.

Risks Relating to our Common Stock and Corporate Organization

Our stock price has been volatile and may continue to be volatile, which could result in substantial losses for investors.

During the twelve months ended December 31, 2014, the closing price of our common stock, as reported by the NASDAQ Global Select Market, ranged from a low of $9.85 to high of $23.86. During the fiscal year ended December 31, 2013, our common stock price fluctuated, ranging from a low of $6.15 to a high of $14.38. Volatility in our common stock could cause stockholders to incur substantial losses. An active public market for our common stock may not be sustained, and the market price of our common stock may continue to be highly volatile. The market price of our common stock has fluctuated significantly in response to various factors, some of which are beyond our control, including but not limited to the following:

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

ITEM 1B – UNRESOLVED STAFF COMMENTS

None.

ITEM 2 – PROPERTIES

Our corporate headquarters occupies approximately 27,000 square feet of research and office space located at 501 Canal Boulevard in Richmond, California. The lease expires in August of 2019. We also entered into a lease to occupy approximately 7,700 square feet of research and office space located at 1003 West Cutting Boulevard in Richmond, California in December 2014. The lease expires in January of 2018. We believe such facilities are sufficient for the foreseeable future.

ITEM 3 – LEGAL PROCEEDINGS

We are not a party to any material pending legal proceeding. From time to time, we may be involved in legal proceedings arising in the ordinary course of business.

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

The high and low closing prices of our common stock for each quarterly period during the last two fiscal years as reported by the NASDAQ Global Select Market were as follows:

Common Stock

	Price
	High	Low
Year ended December 31, 2014
First Quarter	$23.86	$13.25
Second Quarter	$17.95	$11.71
Third Quarter	$16.40	$10.77
Fourth Quarter	$16.53	$9.85
Year ended December 31, 2013
First Quarter	$10.80	$6.15
Second Quarter	$10.65	$7.31
Third Quarter	$11.28	$7.92
Fourth Quarter	$14.38	$9.18

Holders

As of February 1, 2015, there were 67 holders of record of Sangamo’s common stock. This number does not include “street name” or beneficial holders, whose shares are held of record by banks, brokers, financial institutions and other nominees.

Dividends

Sangamo has not paid dividends on its common stock, and currently does not plan to pay any cash dividends in the foreseeable future.

Stock Trading Plans

Our directors, executive officers and other employees, including Edward O. Lanphier II, President and CEO, have adopted stock trading plans pursuant to Rule 10b5-1 of the Securities Exchange Act of 1934, as amended, and have made sales, from time to time, pursuant to such plans.

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

Selected Financial Data

	Year Ended December 31,
	2014	2013	2012	2011	2010
	(In thousands, except per share data)
Statement of Operations Data:
Total revenues	$45,870	$24,133	$21,655	$10,319	$20,805
Operating expenses:
Research and development	56,744	36,979	31,709	32,098	33,154
General and administrative	15,677	13,800	12,144	14,042	12,586
Change in fair value of contingent liability	230	60	—	—	—
Total operating expenses	72,651	50,839	43,853	46,140	45,740
Loss from operations	(26,781)	(26,706)	(22,198)	(35,821)	(24,935)
Other income/(expense)	364	82	(66)	71	81
Net loss	$(26,417)	$(26,624)	$(22,264)	$(35,750)	$(24,854)
Basic and diluted net loss per share	$(0.39)	$(0.48)	$(0.42)	$(0.71)	$(0.55)
Shares used in computing basic and diluted net loss per share	67,022	55,974	52,741	50,512	45,167

	As of December 31,
	2014	2013	2012	2011	2010
	(In thousands)
Balance Sheet Data:
Cash, cash equivalents, marketable securities, and interest receivable	$226,645	$131,814	$76,321	$84,463	$60,622
Working capital	169,997	87,143	59,575	78,488	54,222
Total assets	243,212	140,838	82,533	87,336	62,999
Accumulated deficit	(328,550)	(302,133)	(275,509)	(253,245)	(217,495)
Total stockholders' equity	206,633	121,710	64,896	80,132	55,907

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

Overview

We are a clinical stage biopharmaceutical company focused on the research, development and commercialization of engineered DNA-binding proteins for the development of novel therapeutic strategies for unmet medical needs. Our scientific and business development endeavors currently focus on the engineering of novel zinc finger DNA-binding proteins (ZFPs) for genome editing and gene regulation. Our strategy is to develop highly specific ZFP nucleases (ZFNs) and ZFP transcription factors (ZFP TFs) through early stage clinical testing and strategically partner with biopharmaceutical companies at points of value inflection to execute late-stage clinical trials and commercial development. In the longer-term, our goal is to integrate manufacturing, development and commercial operations to capture the value of our proprietary ZFP Therapeutic products.

We have incurred net losses since inception and expect to incur losses in the future as we continue our research and development activities. To date, we have funded our operations primarily through the issuance of equity securities, revenues from corporate collaborations and research grants.

Our revenues have consisted primarily of revenues from our corporate partners for ZFNs and ZFP TFs, contractual payments from strategic partners for research services and research milestones, and research grant funding. We expect revenues will continue to fluctuate from period to period and there can be no assurance that new collaborations or partner funding will continue beyond their initial terms or that we are able to meet the milestones specified in these agreements.

In the development of our ZFP technology platform, we are focusing our resources on higher-value ZFP Therapeutic product development. We are conducting a Phase 2 clinical trial to evaluate a ZFP Therapeutic for the treatment of HIV/AIDS. Development of novel therapeutic products is costly and is subject to a lengthy and uncertain regulatory process by the FDA. Our future products will be gene-based therapeutics. Adverse events in both our own clinical program and other programs may have a negative impact on regulatory approval, the willingness of potential commercial partners to enter into agreements and the perception of the public.

In January 2012, we established a collaborative partnership with Shire International GmbH, formerly Shire AG, (Shire) to research, develop and commercialize some of our preclinical ZFP Therapeutic development programs, including programs in hemophilia, Huntington’s disease (HD) and other monogenic diseases. In January 2014, we established a collaborative partnership with Biogen Idec Inc. (Biogen) to discover, develop, seek regulatory approval for and commercialize therapeutics based on our ZFP technology for hemoglobinopathies, including beta thalassemia and sickle cell disease (SCD). We also have proprietary preclinical programs in lysosomal storage disorders (LSDs). In addition, we have research stage programs in other monogenic diseases, in central nervous system (CNS) disorders and in cancer immunotherapy.

We believe the potential commercial applications of ZFPs are broad-based and we have entered into strategic partnerships in fields outside human therapeutics to facilitate the sale or licensing of our ZFP platform as follows:

•

We have a license agreement with the research reagent company Sigma-Aldrich Corporation (Sigma). Sigma has the exclusive rights to develop and market high value laboratory research reagents based upon our ZFP technology as well as ZFP-modified cell lines for commercial production of protein pharmaceuticals and ZFP-engineered transgenic animals. Sigma is marketing ZFN-derived genome editing tools under the trademark CompoZr ®.

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

For the year ended December 31, 2014, we incurred a consolidated net loss of $26.4 million, or $0.39 per share, compared to a consolidated net loss of $26.6 million, or $0.48 per share, for the same period in 2013. As of December 31, 2014, we had cash, cash equivalents, marketable securities and interest receivable totaling $226.6 million compared to $131.8 million as of December 31, 2013. As of December 31, 2014, we had an accumulated deficit of $328.6 million.

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

For revenue agreements with multiple element arrangements, such as license and development agreements, entered into on or after January 1, 2011, we will allocate revenue to each non-contingent element based on the relative selling price of each element. When applying the relative selling price method, we determine the selling price for each deliverable using VSOE of selling price or TPE of selling price. If neither exists the Company uses ESP for that deliverable. Revenue allocated is then recognized when the basic four revenue recognition criteria are met for each element. The collaboration and license agreement entered into with Shire in January 2012 and Biogen in January 2014 were evaluated under these updated accounting standards.

Additionally, we recognize milestone payments, which are subject to substantive contingencies, upon completion of specified milestones, which represents the culmination of an earnings process, according to contract terms. Fees from licensees upon sublicensing our technologies by them to third parties (sublicense fees) are recognized as revenue in the period such fees are due. Minimum annual sublicense fees are also recognized as revenue in the period in which such fees are due. Royalty revenues are generally recognized when earned and collectability of the related royalty payment is reasonably assured. We recognize cost reimbursement revenue under collaborative agreements as the related research and development costs for services are rendered. Deferred revenue represents the portion of research or license payments received which have not been earned.

Our research grants are typically multi-year agreements and provide for the reimbursement of qualified expenses for research and development as defined under the terms of the grant agreement. Revenue under grant agreements is recognized when the related qualified research expenses are incurred.

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

Fair Value Measurements

The carrying amounts for financial instruments consisting of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate fair value due to their short maturities. Marketable securities and contingent consideration liabilities are stated at their estimated fair values. The counterparties to the agreements relating to our investment securities consist of the U.S. Treasury, governmental agencies, various major corporations and financial institutions with high credit standing.

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

Results of Operations

Years Ended December 31, 2014, 2013 and 2012

Revenues

	Year Ended December 31,
				%				%
	2014	2013	Change	Change	2013	2012	Change	Change
	(In thousands, except percentage values)
Revenues:
Collaboration agreements	$43,880	$21,678	$22,202	102%	$21,678	$18,186	$3,492	19%
Research grants	1,990	2,455	(465)	(19%)	2,455	3,469	(1,014)	(29%)
Total revenues	$45,870	$24,133	$21,737	90%	$24,133	$21,655	$2,478	11%

Total revenues consisted of revenues from collaboration agreements and research grants. We anticipate revenues over the next several years will be derived primarily from our collaboration agreements with Shire, Biogen, Sigma and DAS.

Revenues from our corporate collaboration agreements were $43.9 million in 2014, $21.7 million in 2013 and $18.2 million in 2012. The increase in revenue from collaborations in 2014 compared to 2013 was primarily due to an increase of $13.1 million in revenues from Biogen and $9.5 million in revenues from Shire related to research services and research milestones, partially offset by a decrease of $1.4 million in revenues from Sigma. The increase in revenue from collaborations in 2013 compared to 2012 was primarily due to an increase of $5.4 million in revenues from Shire, partially offset by a decrease of $1.7 million in revenues from DAS related to research and manufacturing services. Revenues related to Biogen and Shire included partial recognition of a $20.0 million and $13.0 million upfront license payment, respectively, as well as for research services provided.

Research grant revenues were $2.0 million in 2014, $2.5 million in 2013 and $3.5 million in 2012. The decrease of $0.5 million in 2014 from 2013 was primarily due to the recognition of all revenues related to funding from a 2009 research grant from the California Institute for Regenerative Medicine (CIRM) for our HIV/AIDs program. The decrease was partially offset by revenues related to new grant agreements with CIRM for our beta-thalassemia program. The decrease of $1.0 million in 2013 from 2012 was mainly due to the termination of our agreements with the CHDI Foundation, Inc. (CHDI) and the Juvenile Diabetes Research Foundation International (JDRF) in 2012. The decrease was partially offset by increased revenues related to other grant agreements.

During 2014, revenues related to Shire and Biogen represented 57% and 28%, respectively, of total revenues. During 2013, revenues related to Shire and DAS represented 68% and 12%, respectively, of total revenues. During 2012, revenues related to Shire, Sigma and DAS represented 51%, 11% and 22%, respectively, of total revenues.

Operating Expenses

	Year Ended December 31,
				%				%
	2014	2013	Change	Change	2013	2012	Change	Change
	(In thousands, except percentage values)
Operating expenses:
Research and development	$56,744	$36,979	$19,765	53%	$36,979	$31,709	$5,270	17%
General and administrative	15,677	13,800	1,877	14%	13,800	12,144	1,656	14%
Change in fair value of contingent liability	230	60	170	283%	60	—	60	100%
Total operating expenses	$72,651	$50,839	$21,812	43%	$50,839	$43,853	$6,986	16%

Research and Development Expenses

We expect to continue to devote substantial resources to research and development in the future and expect research and development expenses to increase in the next several years if we are successful in advancing our HIV/AIDS program in the clinic and if we are able to progress our earlier stage ZFP therapeutic product candidates into clinical trials including our programs under collaboration with Shire and Biogen. Pursuant to the terms of the agreements with Shire and Biogen, certain expenses related to research and development activities will be reimbursed to Sangamo, including employee and external research costs. The reimbursement funds received from Shire and Biogen is recognized as revenue as the costs are incurred and collection is reasonably assured. We also continue to fulfill our obligations under the terms of our non-therapeutic collaborations with Sigma and DAS. In addition, to the extent we continue to receive royalties from Sigma, we will incur fees related to certain technologies that we have in-licensed.

Research and development expenses were $56.7 million in 2014, $37.0 million in 2013 and $31.7 million in 2012. The increase of $19.8 million in research and development expenses in 2014 was primarily due to an increase of $16.2 million in internal and external research expenses related to our preclinical ZFP Therapeutic programs, including our programs under our collaborations with Shire and Biogen. Additionally, personnel related expenses, including salaries and stock-based compensation expenses, increased by $3.4 million in 2014 as compared to 2013.

The increase of $5.3 million in research and development expenses in 2013 was primarily due to an increase in internal and external research expenses related to our preclinical ZFP Therapeutic programs, including our programs under our collaboration with Shire, of $5.0 million. Additionally, personnel related expenses, including salaries and stock-based compensation expenses, increased by $1.2 million. These increases were partially offset by a decrease in clinical and manufacturing expenses of $1.1 million, primarily related to our HIV/AIDS program

Drug development is inherently uncertain and the successful completion of our development programs is subject to numerous technological challenges and risks and we cannot presently estimate anticipated completion dates for any of our programs. Material cash inflows associated with the sale of products, if any, which result from our research efforts are not expected for at least five years. See Risk Factors— “Our potential therapeutic products are subject to a lengthy and uncertain regulatory process, and if these potential products are not approved, we will not be able to commercialize these products” and “Our gene regulation and gene modification technology is relatively new, and if we are unable to use this technology in all our intended applications, it would limit our revenue opportunities.”

The table below shows research and development expenses for our primary clinical development program, SB-728-T, expenses associated with other clinical stage programs as well as expenses related to our preclinical and research stage programs, including our therapeutic programs under collaboration with Shire and non-therapeutic collaborations.

	Year Ended
	December 31,
	(In thousands)
Programs	2014	2013	2012
SB-728-T clinical programs	$8,339	$7,071	$9,115
Other clinical programs	801	867	510
Preclinical and research programs	47,604	29,041	22,084
Total research and development expenses	$56,744	$36,979	$31,709

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

General and administrative expenses were $15.7 million in 2014, $13.8 million in 2013 and $12.1 million in 2012. The increase in general and administrative expenses of $1.9 million in 2014 was primarily due to an increase of $1.4 million in personnel related expenses, including salaries and stock-based compensation expenses and an increase in professional services expenses of $0.4 million.

The increase of $1.7 million in 2013 from 2012 was primarily due to an increase of $0.9 million in personnel related expenses, including salaries and stock-based compensation expenses, and an increase in professional services expenses of $0.9 million.

Other income (expense), net

Other income was $0.4 million in 2014 and $0.1 million in 2013. Other expense was $0.1 million in 2012. Other income in 2014 and 2013 was comprised of interest income. The expense in 2012 was primarily related to disposal of fixed assets, partially offset by interest income of $0.1 million.

Liquidity and Capital Resources

Liquidity

Since inception, we have incurred significant net losses and we have funded our operations primarily through the issuance of equity securities, payments from corporate collaborators and strategic partners and research grants.

As of December 31, 2014, we had cash, cash equivalents, marketable securities and interest receivable totaling $226.6 million compared to $131.8 million as of December 31, 2013, with the increase primarily attributable to the completion of an underwritten public offering of the Company’s common stock in March 2014, in which 4,444,444 shares of Sangamo common stock were sold at a public offering price of $22.50 per share. The net proceeds to the Company from the sale of shares in this offering, after deducting underwriting discounts and commissions and other offering expenses, were approximately $93.8 million.

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

In January 2012, we entered into a collaboration and license agreement with Shire, pursuant to which we are collaborating with Shire to research, develop and commercialize certain gene targets in human therapeutics and diagnostics for hemophilia, HD and other monogenic diseases based on our ZFP technology. Under the agreement, we received an upfront license fee of $13.0 million. Shire reimburses us for agreed upon costs incurred in connection with research and development activities conducted by us. We are also eligible to receive milestone payments based on our achievement of specified research, regulatory, clinical development, commercialization and sales milestones, which depends upon ours and Shire’s ability to continue to progress our programs under collaboration. During the twelve months ended December 31, 2014 we recognized a $1.0 million milestone related to our hemophilia program. We will also be eligible to receive royalty payments that are a tiered double-digit percentage of net sales of products developed under the collaboration, if any.

In January 2014, we entered into a collaboration and license agreement with Biogen, pursuant to which we are collaborating with Biogen to discover, develop, seek regulatory approval for and commercialize therapeutics based on our ZFP technology for hemoglobinopathies, including beta-thalassemia and SCD. Under the agreement with Biogen, we received an upfront license fee of $20.0 million. Biogen also reimburses us for agreed upon costs incurred in connection with research and development activities conducted by us. In addition, we are eligible to receive development milestone payments upon the achievement of specified regulatory, clinical development and commercialization milestones. We will also be eligible to receive incremental royalties for each licensed product that are a tiered double-digit percentage of annual net sales of such product, if any.

In October 2013, we acquired Ceregene’s therapeutic programs, including a Phase 2 clinical trial for CERE-110 for the treatment of AD. The operations of Ceregene’s business, including the conduct of clinical trials, are funded by an award granted by the NIH, and we do not expect to incur significant cash expenditure to continue such operations.

Cash Flow

Operating activities. For all periods, net cash used in operating activities primarily reflects our net operating losses adjusted for non-cash items including stock-based compensation expense. Net cash used in operating activities was $5.7 million in 2014 compared to $19.5 million in 2013. The decrease in net cash used in operations in 2014 was primarily due to an increase in deferred revenues in 2014 related to the $20.0 million upfront payment from Biogen pursuant to the collaboration and license agreement, partially offset by an increase in research and development expenses related to our preclinical research programs.

Net cash used in operating activities was $19.5 million in 2013 compared to $8.1 million in 2012. The increase in net cash used in operations in 2013 was primarily due to an increase in research and development expenses related to our preclinical research programs and an increase in deferred revenues in 2012 related to the $13.0 million upfront payment from Shire pursuant to the collaboration and license agreement.

Investing activities. Net cash used in investing activities was $100.7 million in 2014 and $68.1 million in 2013. Net cash provided by investing activities was $11.3 million in 2012. Cash flows from investing activities for all periods primarily related to purchases, sales and maturities of marketable securities.

Financing activities. Net cash provided by financing activities was $102.2 million in 2014, $76.1 million in 2013 and $1.7 million in 2012. Net cash provided by financing activities in 2014 was primarily attributable to $93.8 million in net proceeds from a public offering of the Company’s common stock in March 2014, as well as proceeds from the issuance of common stock upon exercise of stock options. Net cash provided by financing activities in 2013 was primarily attributable to $69.5 million in net proceeds from a public offering of the Company’s common stock in September 2013, as well as proceeds from the issuance of common stock upon exercise of stock options. Net cash provided by financing activities in 2012 primarily related to proceeds from the issuance of common stock upon exercise of stock options.

Operating Capital and Capital Expenditure Requirements

We anticipate continuing to incur operating losses for at least the next several years. While we expect our rate of cash usage to increase in the future, in particular to support our product development endeavors, we believe that the available cash resources as well as funds received from corporate collaborators, strategic partners and research grants will enable us to maintain our currently planned operations through 2016. Future capital requirements will be substantial and if our capital resources are insufficient to meet future capital requirements, we will need to raise additional capital to fund our operations, including ZFP Therapeutic development activities, through equity or debt financing. We regularly consider fund raising opportunities and may decide, from time to time, to raise capital based on various factors, including market conditions and our plans of operation. Additional capital may not be available on terms acceptable to us, or at all. If adequate funds are not available, or if the terms of potential funding sources are unfavorable, our business and our ability to develop our technology and our ZFP Therapeutic products would be harmed. Furthermore, any sales of additional equity securities may result in dilutions to our stockholders, and any debt financing may include covenants that restrict our business.

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

There is no provision for income taxes because we have only incurred losses since our inception. As of December 31, 2014, we had net operating loss carryforwards for federal and state income tax purposes of approximately $330.9 million and $278.1 million, respectively. If not utilized, the net federal and state operating loss carryforwards will start to expire in 2018 and 2015, respectively. We also have federal and state research tax credit carryforwards of $6.7 million and $7.0 million, respectively. The federal research credits will begin to expire in 2018 while the state research credits have no expiration date. Utilization of our net operating loss carryforwards and research tax credit carryforwards may be subject to substantial annual limitations due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. The annual limitation could result in the expiration of the net operating loss carryforwards and research tax credit carryforwards before use.

Contractual Obligations and Commercial Commitments

As of December 31, 2014, we had contractual obligations and commercial commitments as follows (in thousands):

	Payments Due by Period
		Less Than	1-3	4-5	More Than
Contractual Obligations	Total	1 Year	Years	Years	5 Years
Operating leases	$3,938	$865	$2,577	$496	$—
License obligations	2,169	323	918	425	503
Total contractual obligations	$6,107	$1,188	$3,495	$921	$503

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

The securities in our investment portfolio are not leveraged, are classified as available-for-sale and are, due to their short-term nature, subject to minimal interest rate risk. Our investments currently consist of U.S. Treasury securities, U.S. government-sponsored enterprise securities and corporate notes. Our investment policy, approved by our Board of Directors, limits the amount we may invest in any one type of investment issuer, thereby reducing credit risk concentrations. All investments have a fixed interest rate and are carried at market value, which approximates cost. We do not use derivative financial instruments in our investment portfolio. We do not believe that a change in interest rates would have a material negative impact on the value of our investment portfolio.

ITEM 8 – FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

SANGAMO BIOSCIENCES, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Sangamo BioSciences, Inc.

We have audited the accompanying consolidated balance sheets of Sangamo BioSciences, Inc. as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2014. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Sangamo BioSciences, Inc. as of December 31, 2014 and 2013, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Sangamo BioSciences, Inc.’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 25, 2015 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Redwood City, California

February 25, 2015

SANGAMO BIOSCIENCES, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2014	2013
	(In thousands, except share and per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$6,030	$10,186
Marketable securities	172,932	82,627
Interest receivable	423	338
Accounts receivable	10,368	3,155
Prepaid expenses	623	457
Restricted cash	320	320
Other current assets	183	191
Total current assets	190,879	97,274
Marketable securities, non-current	47,260	38,663
Property and equipment, net	1,479	1,406
Intangible assets, in-process research and development	1,870	1,870
Goodwill	1,585	1,585
Other assets	139	40
Total assets	$243,212	$140,838
LIABILITIES AND STOCKHOLERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$8,704	$4,380
Accrued compensation and employee benefits	2,853	3,194
Escrow liability	275	275
Deferred revenues	9,050	2,282
Total current liabilities	20,882	10,131
Deferred revenues, non-current	13,149	6,679
Contingent consideration liability	1,800	1,570
Deferred tax liability	748	748
Total liabilities	36,579	19,128
Commitments and contingencies
Stockholders' equity:
Common stock, $0.01 par value; 160,000,000 and 80,000,000 shares authorized as of December 31, 2014 and December 31, 2013, respectively; 69,062,394 and 62,243,892 shares issued and outstanding at December 31, 2014 and December 31, 2013, respectively	690	622
Additional paid-in capital	534,518	423,209
Accumulated deficit	(328,550)	(302,133)
Accumulated other comprehensive income (loss)	(25)	12
Total stockholders' equity	206,633	121,710
Total liabilities and stockholders' equity	$243,212	$140,838

See accompanying Notes to Consolidated Financial Statements.

SANGAMO BIOSCIENCES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2014	2013	2012
	(In thousands, except per share amounts)
Revenues:
Collaboration agreements	$43,880	$21,678	$18,186
Research grants	1,990	2,455	3,469
Total revenues	45,870	24,133	21,655
Operating expenses:
Research and development	56,744	36,979	31,709
General and administrative	15,677	13,800	12,144
Change in fair value of contingent liability	230	60	—
Total operating expenses	72,651	50,839	43,853
Loss from operations	(26,781)	(26,706)	(22,198)
Other income (expense), net	364	82	(66)
Net loss	$(26,417)	$(26,624)	$(22,264)
Basic and diluted net loss per share	$(0.39)	$(0.48)	$(0.42)
Shares used in computing basic and diluted net loss per share	67,022	55,974	52,741

See accompanying Notes to Consolidated Financial Statements.

SANGAMO BIOSCIENCES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Year Ended December 31,
	2014	2013	2012
	(In thousands)
Net loss	$(26,417)	$(26,624)	$(22,264)
Change in unrealized gain (loss) on available-for-sale securities	(37)	(14)	14
Comprehensive loss	$(26,454)	$(26,638)	$(22,250)

See accompanying Notes to Consolidated Financial Statements.

SANGAMO BIOSCIENCES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

					Accumulated
	Common Stock		Additional		Other	Total
			Paid-in	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Capital	Deficit	Income/ (Loss)	Equity
	(In thousands, except share data)
Balances at December 31, 2011	52,554,795	$526	$332,839	$(253,245)	$12	$80,132
Issuance of common stock upon exercise of stock options and in connection with restricted stock units	328,355	3	1,216	—	—	1,219
Issuance of common stock under employee stock purchase plan	175,375	2	455	—	—	457
Stock-based compensation	—	—	5,338	—	—	5,338
Comprehensive loss:
Net unrealized gain on marketable securities	—	—	—	—	14	14
Net loss	—	—	—	(22,264)	—	(22,264)
Comprehensive loss	—	—	—	—	—	(22,250)
Balances at December 31, 2012	53,058,525	$531	$339,848	$(275,509)	$26	$64,896
Issuance of common stock in connection with underwritten public offering, net of issuance costs	7,015,000	70	69,422	—	—	69,492
Issuance of common stock upon exercise of stock options and in connection with restricted stock units	1,889,818	19	6,099	—	—	6,118
Issuance of common stock under employee stock purchase plan	180,551	1	495	—	—	496
Issuance of common stock in connection with acquisition of Ceregene, Inc.	99,998	1	1,199	—	—	1,200
Stock-based compensation	—	—	6,146	—	—	6,146
Comprehensive loss:
Net unrealized loss on marketable securities	—	—	—	—	(14)	(14)
Net loss	—	—	—	(26,624)	—	(26,624)
Comprehensive loss	—	—	—	—	—	(26,638)
Balances at December 31, 2013	62,243,892	$622	$423,209	$(302,133)	$12	$121,710
Issuance of common stock in connection with underwritten public offering, net of issuance costs	4,444,444	44	93,752	—	—	93,796
Issuance of common stock upon exercise of stock options and in connection with restricted stock units	2,266,855	23	7,510	—	—	7,533
Issuance of common stock under employee stock purchase plan	107,203	1	847	—	—	848
Stock-based compensation	—	—	9,200	—	—	9,200
Comprehensive loss:
Net unrealized loss on marketable securities	—	—	—	—	(37)	(37)
Net loss	—	—	—	(26,417)	—	(26,417)
Comprehensive loss	—	—	—	—	—	(26,454)
Balances at December 31, 2014	69,062,394	$690	$534,518	$(328,550)	$(25)	$206,633

See accompanying Notes to Consolidated Financial Statements.

SANGAMO BIOSCIENCES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,
	2014	2013	2012
	(In thousands)
Operating Activities:
Net loss	$(26,417)	$(26,624)	$(22,264)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	549	569	660
Amortization of premium on marketable securities	1,098	912	889
Stock-based compensation	9,200	6,146	5,338
Net loss on disposal of property and equipment	—	—	123
Change in fair value of contingent consideration liability	230	60	—
Net changes in operating assets and liabilities:
Restricted cash	—	(320)	—
Escrow liability	—	275	—
Interest receivable	(85)	(148)	141
Accounts receivable	(7,213)	1,008	(3,414)
Prepaid expenses and other assets	(258)	(160)	14
Accounts payable and accrued liabilities	4,324	269	(1,503)
Accrued compensation and employee benefits	(341)	721	800
Deferred revenues	13,238	(2,190)	11,134
Net cash used in operating activities	(5,675)	(19,482)	(8,082)
Investing Activities:
Purchases of marketable securities	(227,802)	(118,894)	(91,428)
Maturities of marketable securities	127,765	51,129	103,470
Proceeds from sales of investments	—	—	—
Acquistion of Ceregene, Inc., net of cash received	—	79	—
Purchases of property and equipment	(621)	(432)	(723)
Net cash provided by / (used in) investing activities	(100,658)	(68,118)	11,319
Financing Activities:
Proceeds from public offering of common stock, net of issuance costs	93,796	69,492	—
Taxes paid related to net share settlement of equity awards	(4,556)	(2,015)	—
Proceeds from issuance of common stock	12,937	8,630	1,676
Net cash provided by financing activities	102,177	76,107	1,676
Net increase / (decrease) in cash and cash equivalents	(4,156)	(11,493)	4,913
Cash and cash equivalents, beginning of period	10,186	21,679	16,766
Cash and cash equivalents, end of period	$6,030	$10,186	$21,679
Supplemental disclosure of noncash investing activities:
Fair value of shares of common stock issued pursuant to the acquisition of Ceregene Inc.	$-	$1,200	$-

See accompanying Notes to Consolidated Financial Statements.

SANGAMO BIOSCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Sangamo

Sangamo BioSciences, Inc. (the Company or Sangamo) was incorporated in the State of Delaware on June 22, 1995 and is focused on the research, development and commercialization of novel therapeutic strategies for unmet medical needs. Sangamo’s gene regulation and genome editing technology platform is enabled by the engineering of a class of transcription factors known as zinc finger DNA-binding proteins (ZFPs). Potential applications of Sangamo’s technology include development of human therapeutics, plant agriculture and enhancement of pharmaceutical protein production. Sangamo will require additional financial resources to complete the development and commercialization of its products including ZFP Therapeutics.

Sangamo is currently working on a number of long-term development projects that will involve experimental technology. The projects may require several years and substantial expenditures to complete and ultimately may be unsuccessful. The Company plans to finance operations with available cash resources, collaborations and strategic partnerships funds, research grants and from the issuance of equity or debt securities. Sangamo believes that its available cash, cash equivalents and investments as of December 31, 2014, along with expected revenues from collaborations, strategic partnerships and research grants, will be adequate to fund its operations at least through 2016. Sangamo will need to raise substantial additional capital to fund subsequent operations and complete the development and commercialization of its products. Additional capital may not be available on terms acceptable to the Company, or at all. If adequate funds are not available, or if the terms of potential funding sources are unfavorable, the Company’s business and ability to develop its technology and ZFP Therapeutic products would be harmed. Furthermore, any sales of additional equity securities may result in dilutions to the Company’s stockholders, and any debt financing may include covenants that restrict the Company’s business.

Sangamo acquired Ceregene, Inc. (Ceregene) in October 2013. Under the merger agreement, Sangamo obtained Ceregene’s therapeutic programs, including certain intellectual property rights relating to the manufacturing of AAV, and certain toxicology data and safety and efficacy data from Ceregene’s human clinical trials which will enhance and expand the application of Sangamo’s in vivo ZFP Therapeutics, particularly those that target the brain.

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

Business Combinations

The Company accounted for the acquisition of Ceregene in accordance with Accounting Standards Codification (ASC) Topic 805, Business Combinations (ASC Topic 805). ASC Topic 805 establishes principles and requirements for recognizing and measuring the total consideration transferred to and the assets acquired, liabilities assumed and any non-controlling interests in the acquired target in a business combination. ASC Topic 805 also provides guidance for recognizing and measuring goodwill acquired in a business combination; requires purchased in-process research and development to be capitalized at fair value as intangible assets at the time of acquisition; requires acquisition-related expenses and restructuring costs to be recognized separately from the business combination; expands the definition of what constitutes a business; and requires the acquirer to disclose information that users may need to evaluate and understand the financial effect of the business combination.

Cash and Cash Equivalents

Sangamo considers all highly liquid investments purchased with original maturities of three months or less at the purchase date to be cash equivalents. Cash and cash equivalents consist of deposits in money market investment accounts, government sponsored entity debt securities, US Treasury debt securities and corporate bank accounts.

As part of the acquisition of Ceregene, Sangamo was required to set aside $0.3 million in an escrow account until April 1, 2015. The cash held in escrow is recorded as restricted cash.

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

Fair Value Measurements

The carrying amounts for financial instruments consisting of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate fair value due to their short maturities. Marketable securities and contingent consideration liabilities are stated at their estimated fair values. The counterparties to the agreements relating to the Company’s investment securities consist of the US Treasury, governmental agencies, various major corporations and financial institutions with high credit standing.

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

For revenue agreements with multiple element arrangements, such as license and development agreements, entered into on or after January 1, 2011, the Company allocates revenue to each non-contingent element based on the relative selling price of each element. When applying the relative selling price method, the Company determines the selling price for each deliverable using VSOE of selling price or TPE of selling price. If neither exists the Company uses ESP for that deliverable. Revenue allocated is then recognized when the basic four revenue recognition criteria are met for each element. The collaboration and license agreements entered into with Shire International GmbH, formerly Shire AG, (Shire) in January 2012 and Biogen Idec Inc. (Biogen) in January 2014 were evaluated under these amended accounting standards.

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

During 2014, revenues related to Shire and Biogen represented 57% and 28%, respectively, of total revenues. During 2013, revenues related to Shire, Sigma-Aldrich Corporation (Sigma) and Dow AgroSciences LLC (DAS) represented 68%, 9% and 12%, respectively, of total revenues. During 2012, revenues related Shire, Sigma and DAS represented 51%, 11% and 22% of total revenues, respectively.

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

Indefinite-Lived Intangible Assets

As part of the Ceregene acquisition the Company recognized indefinite-lived intangible assets for in-process research and development and goodwill as further discussed below. ASC 350 and related updates require companies to test indefinite-lived intangible assets for impairment annually, and more frequently if indicators of impairment exist. ASC 350 includes an optional qualitative assessment for testing indefinite-lived intangible assets for impairment that permits companies to assess whether it is more likely than not (i.e., a likelihood of greater than 50%) that an indefinite-lived intangible asset is impaired. If a company concludes based on the qualitative assessment that it is not more likely than not that the fair value of an indefinite-lived intangible asset or, in the case of goodwill, that the fair value of the related reporting unit, is less than carrying value, it would not have to determine the asset’s or reporting unit’s fair value, as applicable.

In-Process Research and Development

Intangible assets related to in-process research and development costs, or IPR&D, are considered to be indefinite-lived until the completion or abandonment of the associated research and development efforts. If and when development is complete, which generally occurs if and when regulatory approval to market a product is obtained, the associated assets would be deemed finite-lived and would then be amortized based on their respective estimated useful lives at that point in time. Prior to completion of the research and development efforts, the assets are considered indefinite-lived. During this period, the assets will not be amortized but will be tested for impairment on an annual basis and between annual tests if the Company becomes aware of any events occurring or changes in circumstances that would indicate a reduction in the fair value of the IPR&D projects below their respective carrying amounts. During the fourth quarter of 2014, the Company performed an assessment of the qualitative factors affecting the fair value of its IPR&D and concluded that it was not more likely than not that the fair value of its IPR&D was less than carrying value.

Goodwill

Goodwill represents the excess of the consideration transferred over the estimated fair values of assets acquired and liabilities assumed in a business combination and is considered to be indefinite-lived. Goodwill is not amortized but is tested for impairment on an annual basis and between annual tests if the Company becomes aware of any events occurring or changes in circumstances that would indicate an impairment of goodwill has occurred. During the fourth quarter of 2014, the Company performed an assessment of the qualitative factors affecting the fair value of its reporting unit and concluded that it was not more likely than not that the fair value of its reporting unit was less than carrying value and that, as a result, it is not more likely than not that goodwill is impaired..

Contingent Consideration Liability

Under the merger agreement with Ceregene, the Company may be required to make contingent earn-out payments if the Company grants a third-party license to develop and commercialize certain product candidates acquired from Ceregene, or if the Company commercializes any of these product candidates itself. These earn-out payments will become payable in the period they are earned. In accordance with ASC Topic 805, the Company determined the fair value of this liability for contingent consideration on the acquisition date using a probability-weighted discounted cash flow analysis. Future changes to the fair value of the contingent consideration will be determined each period and charged to expense in the “Changes in fair value of contingent liability” expense line item in the Consolidated Statements of Operations under operating expenses.

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

Because Sangamo is in a net loss position, diluted net loss per share excludes the effects of common stock equivalents consisting of options, which are all anti-dilutive. All stock options outstanding were excluded from the calculation of diluted net loss per share. Stock option outstanding at the end of 2014, 2013 and 2012 were 8,006,380, 8,405,864 and 9,184,346, respectively.

Segments

The Company operates in one segment. Management uses one measurement of profitability and does not segregate its business for internal reporting. As of December 31, 2014 and 2013, all of the Company’s assets were maintained in the U.S. For the years ended December 31, 2014, 2013 and 2012, substantially all of revenues and operating expenses were generated and incurred in the U.S.

Recent Accounting Pronouncements

In August 2014, the Financial Accounting Standards Board issued Accounting Standards Update (ASU) No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (ASU 2014-15). ASU 2014-15 requires management to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. In doing so, companies will have reduced diversity in the timing and content of footnote disclosures than under the current guidance. ASU 2014-15 is effective for the Company in the first quarter of 2016 with early adoption permitted. The Company does not believe the impact of adopting ASU 2014-15 on its consolidated financial statements will be material.

In May 2014, the Financial Accounting Standards Board issued ASU 2014-09, Revenue from Contracts with Customers (ASU 2014-09). This standard outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The main principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. ASU 2014-09 provides companies with two implementation methods: (i) apply the standard retrospectively to each prior reporting period presented (full retrospective application); or (ii) apply the standard retrospectively with the cumulative effect of initially applying the standard as an adjustment to the opening balance of retained earnings of the annual reporting period that includes the date of initial application (modified retrospective application). This guidance is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period, and early application is not permitted. The Company is currently in the process of evaluating the impact of the pending adoption of ASU 2014-09 on its consolidated financial statements.

NOTE 2 –FAIR VALUE MEASUREMENT

The Company measures certain assets and liabilities at fair value on a recurring basis, including cash equivalents, available-for-sale securities and the contingent consideration liability. The fair value is determined based on a three-tier hierarchy under the authoritative guidance for fair value measurements and disclosures that prioritizes the inputs used in measuring fair value as follows:

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

The fair value measurements of cash equivalents, available-for-sale securities and the contingent consideration liabilities are identified at the following levels within the fair value hierarchy (in thousands):

	December 31, 2014
	Fair Value Measurements
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents:
Money market funds	$3,182	$3,182	$—	$—
Total	3,182	3,182	—	—
Marketable securities:
Commercial paper securities	33,748	—	33,748	—
Corporate debt securities	22,813	—	22,813	—
U.S. government sponsored entity debt securities	163,631	—	163,631	—
Total	220,192	—	220,192	—
Total cash equivalents and marketable securities	$223,374	$3,182	$220,192	$—
Liabilities:
Contingent consideration liability	$1,800	$—	$—	$1,800
Total	$1,800	$—	$—	$1,800

	December 31, 2013
	Fair Value Measurements
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents:
Money market funds	$6,934	$6,934	$—	$—
Total	6,934	6,934	—	—
Marketable securities:
U.S. government sponsored entity debt securities	121,290	—	121,290	—
Total cash equivalents and marketable securities	$128,224	$6,934	$121,290	$—
Liabilities:
Contingent consideration liability	$1,570	$—	$—	$1,570
Total	$1,570	$—	$—	$1,570

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

Subsequent changes in the fair value of this contingent consideration liability is recorded to the “Change in fair value of contingent liability” expense line item in the consolidated statements of operations as operating expenses. During the twelve months ended December 31, 2014, the recognized amount of the liability for contingent consideration increased by $0.2 million primarily as the result of the passage of time.

The following sets forth the changes in the estimated fair value for our contingent consideration liability classified as Level 3 (in thousands):

Fair value as of December 31, 2013	$1,570
Change in fair value	230
Fair value as of December 31, 2014	$1,800

NOTE 3 – MARKETABLE SECURITIES

The table below summarizes the Company’s cash equivalents and available-for-sale securities (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	(Losses)	Fair Value
December 31, 2014
Cash equivalents:
Money market funds	$3,182	$—	$—	$3,182
Total	3,182	—	—	3,182
Available-for-sale securities:
Commercial paper securities	$33,715	$33	$—	$33,748
Corporate debt securities	22,831	—	(18)	22,813
U.S. government sponsored entity debt securities	163,671	—	(40)	163,631
Total	220,217	33	(58)	220,192
Total cash equivalents and available-for-sale securities	$223,399	$33	$(58)	$223,374
December 31, 2013
Cash equivalents:
Money market funds	$6,934	$—	$—	$6,934
Total	6,934	—	—	6,934
Available-for-sale securities:
U.S. government sponsored entity debt securities	121,278	12	—	121,290
Total cash equivalents and available-for-sale securities	$128,212	$12	$—	$128,224

As of December 31, 2014, all of the Company’s investments had maturity dates within two years. Approximately 79% of the Company’s available-for-sale securities mature within the next twelve months of the date of the balance sheet and approximately 21% of the Company’s available-for-sale securities have maturities between twelve and twenty-four months from the date of the balance sheet. The Company had no material realized losses or other-than-temporary impairments of available-for-sale securities for the years ended December 31, 2014, 2013 and 2012.

NOTE 4 – STOCK-BASED COMPENSATION

The following table shows total stock-based compensation expense recognized in the consolidated statements of operations (in thousands):

	Year Ended December 31,
	2014	2013	2012
Research and development	$5,064	$3,204	$2,892
General and administrative	4,136	2,942	2,446
Total stock-based compensation expense	$9,200	$6,146	$5,338

As of December 31, 2014, total stock-based compensation expense related to unvested stock options to be recognized in future periods was $17.2 million, which is expected to be expensed over a weighted-average period of 3.04 years. As of December 31, 2014, total stock-based compensation expense related to unvested RSUs to be recognized in future periods was $8.5 million, which is expected to be expensed over a weighted-average period of 2.30 years. There was no capitalized stock-based employee compensation expense as of December 31, 2014.

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

The weighted-average estimated fair value per share of options granted during 2014, 2013 and 2012 was $8.16, $8.29 and $3.76, respectively, based upon the assumption in the Black-Scholes valuation model. The assumptions used for estimating the fair value of the employee stock options are as follows:

	Year Ended December 31,
	2014	2013	2012
Risk-free interest rate	1.60-1.70%	1.50-1.88%	0.74-1.34%
Expected life of option (in years)	5.28-5.33	5.36-5.38	5.40-5.58
Expected dividend yield of stock	0%	0%	0%
Expected volatility	0.66-0.69	0.88	0.87-0.88

Employees purchased approximately 107,203, 180,551 and 175,375 shares of common stock through the 2010 Purchase Plan at an average exercise price of $7.92, $2.75 and $2.61 per share during 2014, 2013 and 2012, respectively.

The weighted-average estimated fair value of shares purchased under the Company’s ESPP during 2014, 2013 and 2012 were $3.25, $1.47 and $2.51, respectively, based upon the assumptions in the Black-Scholes valuation model. The weighted–average assumptions used for estimating the fair value of the ESPP purchase rights are as follows:

	Year Ended December 31,
	2014	2013	2012
Risk-free interest rate	0.05-0.30%	0.05-0.61%	0.05-0.30%
Expected life of option (in years)	0.5-2.0	0.5-2.0	0.5-2.0
Expected dividend yield of stock	0%	0%	0%
Expected volatility	0.52-0.75	0.51-0.85	0.93-1.37

NOTE 5 – MAJOR CUSTOMERS, PARTNERSHIPS AND STRATEGIC ALLIANCES

Collaboration Agreements

Collaboration and License Agreement with Biogen Idec, Inc. in Human Therapeutics

In January 2014, we entered into an exclusive worldwide collaboration and license agreement with Biogen to develop therapeutics for hemoglobinopathies, focused on beta-thalassemia and SCD. Under the agreement, the two companies will jointly conduct two research programs: the beta-thalassemia program and the SCD program. In the beta-thalassemia program, we are responsible for all discovery, research and development activities through the first human clinical trial. In the SCD program, both parties are responsible for research and development activities through the submission of an IND application for ZFP therapeutics intended to treat SCD. Biogen reimburses us for agreed upon internal and external program-related costs.

Under the Biogen Agreement, Sangamo and Biogen will jointly conduct two research programs: the beta-thalassemia program and the SCD program. For the beta-thalassemia program, Sangamo is responsible for all discovery, research and development activities through the first human clinical trial for the first ZFP Therapeutic developed under the Biogen Agreement for the treatment of beta-thalassemia. For the SCD program, both parties are responsible for research and development activities through the submission of an Investigational New Drug (IND) application for ZFP Therapeutics intended to treat SCD. For both programs, Biogen is responsible for subsequent world-wide clinical development, manufacturing and commercialization of licensed products developed under the Biogen Agreement. At the end of specified research terms for each program or under certain specified circumstances, Biogen retains the right to step in and take over any remaining activities of Sangamo. Furthermore, Sangamo has an option to co-

promote in the United States any licensed product to treat beta-thalassemia and SCD developed under the Biogen Agreement, and Biogen agrees to compensate Sangamo for such co-promotion activities.

Sangamo received an upfront license fee of $20.0 million upon entering into the Biogen Agreement. In addition, the Company will also be eligible to receive $126.3 million in payments upon the achievement of specified research, regulatory, clinical development milestones, as well as $167.5 million in payments upon the achievement of specified commercialization and sales milestones. Biogen also reimburses Sangamo for agreed upon costs incurred in connection with research and development activities conducted by Sangamo. In addition, Sangamo is eligible to receive contingent payments upon the achievement of specified regulatory, clinical development, commercialization and sales milestones. The total amount of potential regulatory, clinical development, commercialization and sales contingent payments, assuming the achievement of all specified milestone events in the Biogen Agreement, is $293.8 million, including Phase 1 contingent payments of $7.5 million for each of the beta-thalassemia and SCD programs. In addition, if products are commercialized under this agreement, Biogen will pay Sangamo incremental royalties for each licensed product that are a tiered double-digit percentage of annual net sales of such product. There have been no licensed products approved under the Biogen Agreement as of December 31, 2014.

All contingent payments under the Biogen Agreement, when earned, will be non-refundable and non-creditable. The Company has evaluated the contingent payments under the agreement with Biogen based on the authoritative guidance for research and development milestones and determined that certain of these payments meet the definition of a milestone and that all such milestones are evaluated to determine if they are considered substantive. Milestones are considered substantive if they are related to events (i) that can be achieved based in whole or in part on either the Company’s performance or on the occurrence of a specific outcome resulting from the Company’s performance, (ii) for which there was substantive uncertainty at the date the Biogen Agreement was entered into that the event would be achieved and (iii) that would result in additional payments being due to the Company. Accordingly, consideration received for the achievement of milestones that are determined to be substantive will be recognized as revenue in their entirety in the period when the milestones are achieved and collectability is reasonably assured. Revenue for the achievement of milestones that are not substantive will be recognized over the remaining period of the Biogen Agreement, assuming all other applicable revenue recognition criteria have been met.

Subject to the terms of the Biogen Agreement, Sangamo grants Biogen an exclusive, royalty-bearing license, with the right to grant sublicenses, to use certain ZFP and other technology controlled by Sangamo for the purpose of researching, developing, manufacturing and commercializing licensed products developed under the Biogen Agreement. Sangamo also grants Biogen a non-exclusive, world-wide, royalty free, fully paid license, with the right to grant sublicenses, of Sangamo’s interest in certain other intellectual property developed pursuant to the Biogen Agreement.

The Company has identified the deliverables within the arrangement as a license to the technology and on-going research services activities. The Company has concluded that the license is not a separate unit of accounting as it does not have stand-alone value to Biogen apart from the research services to be performed pursuant to the Biogen Agreement. As a result, the Company is recognizing revenue from the upfront payment on a straight-line basis over a forty-month estimated initial research term during which the Company performs research services. As of December 31, 2014, the Company has deferred revenue of $14.9 million related to this Biogen Agreement.

Revenues recognized under the Biogen Agreement for the twelve months ended December 31, 2014 are as follows (in thousands):

Year ended
December 31,
2014
Revenue related to Biogen Collaboration:
Recognition of upfront fee	$5,313
Research services	7,751
Total	$13,064

Related costs and expenses incurred under the Biogen agreement related to the beta-thalassemia project, which is co-funded with California Institute for Regenerative Medicine (CIRM), were $5.2 million during the twelve months ended December 31, 2014. Related costs and expenses for other projects including SCD under the Biogen agreement were $3.5 million during the twelve months ended December 31, 2014.

Collaboration and License Agreement with Shire International GmbH, formerly Shire AG, in Human Therapeutics and Diagnostics

In January 2012, the Company entered into a collaboration and license agreement (Shire Agreement) with Shire pursuant to which the Company and Shire collaborate to research, develop and commercialize human therapeutics and diagnostics for monogenic diseases based on Sangamo’s ZFP technology. Under the Shire Agreement, the Company and Shire may develop potential human therapeutic or diagnostic products for seven gene targets. The initial four gene targets selected were blood clotting Factors VII, VIII, IX and X, and products developed for such initial gene targets will be used for treating or diagnosing hemophilia. In June 2012, Shire selected a fifth gene target for the development of a ZFP therapeutic for Huntington’s disease (HD), an inherited neurodegenerative disease for which there are currently no therapies available to slow the disease progression. Shire has the right, subject to certain limitations, to designate two additional gene targets. Pursuant to the Shire Agreement, the Company granted Shire an exclusive, world-wide, royalty-bearing license, with the right to grant sublicenses, to use Sangamo’s ZFP technology for the purpose of developing and commercializing human therapeutic and diagnostic products for the gene targets. The initial research term of the Shire Agreement is six years and is subject to extensions upon mutual agreement and under other specified circumstances.

Under the terms of the Shire Agreement, the Company is responsible for all research activities through the submission of an IND or European Clinical Trial Application (CTA), while Shire is responsible for clinical development and commercialization of products generated from the research program from and after the acceptance of an IND or CTA for the product. Shire reimburses Sangamo for its internal and external research program-related costs.

Under the Shire Agreement, the Company received an upfront license fee of $13.0 million. In addition, the Company will also be eligible to receive $33.5 million in payments upon the achievement of specified research, regulatory, clinical development milestones, including payments for each gene target through the acceptance of an IND or CTA submission totaling $8.5 million, as well as $180 million in payments upon the achievement of specified commercialization and sales milestones. The total amount of potential milestone payments for each of the seven gene targets, assuming the achievement of all specified milestones in the Shire Agreement, is $213.5 million. The Company will also be eligible to receive royalty payments that are a tiered double-digit percentage of net sales of licensed product sold by Shire or its sublicensees developed under the collaboration, if any. In the third quarter of 2014 we received a $1.0 million milestone payment from Shire related to toxicology studies for our hemophilia B program. To date, no products have been approved and therefore no royalty fees have been earned under the Shire Agreement.

All contingent payments under the Shire Agreement, when earned, will be non-refundable and non-creditable. The Company has evaluated the contingent payments under the agreement with Shire based on the authoritative guidance for research and development milestones and determined that certain of these payments meet the definition of a milestone and that all such milestones are evaluated to determine if they are considered substantive. Milestones are considered substantive if they are related to events (i) that can be achieved based in whole or in part on either the Company’s performance or on the occurrence of a specific outcome resulting from the Company’s performance, (ii) for which there was substantive uncertainty at the date the Shire Agreement was entered into that the event would be achieved and (iii) that would result in additional payments being due to the Company. Accordingly, revenue for the achievement of milestones that are determined to be substantive will be recognized in its entirety in the period when the milestone is achieved and collectability is reasonably assured. Revenue for the achievement of milestones that are not substantive will be recognized over the remaining period of the Shire Agreement.

The Company has identified the deliverables within the arrangement as a license to the technology and on-going research services activities. The Company has concluded that the license is not a separate unit of accounting as it does not have stand-alone value to Shire apart from the research services to be performed pursuant to the Shire Agreement. As a result, the Company is  recognizing revenue from the upfront payment on a straight-line basis over a six-year initial research term during which the Company performs research services. As of December 31, 2014, the Company has deferred revenue of $6.8 million related to the Shire Agreement.

Revenues recognized under the Shire Agreement for the years ended December 31, 2014, 2013 and 2012, were as follows (in thousands):

	Year ended December 31,
	2014	2013	2012
Revenue related to Shire Collaboration:
Recognition of upfront fee	$2,167	$2,167	$1,986
Recognition of milestone	1,000	—	—
Research services	22,765	14,286	9,026
Total	$25,932	$16,453	$11,012

Related costs and expenses incurred under the Shire agreement were $21.1 million, $14.2 million and $7.7 million during the twelve months ended December 31, 2014, 2013 and 2012, respectively.

Agreement with Sigma-Aldrich Corporation in Laboratory Research Reagents, Transgenic Animal and Commercial Protein Production Cell-line Engineering

In July 2007, Sangamo entered into a license agreement with Sigma. Under the license agreement, Sangamo agreed to provide Sigma with access to Sangamo’s proprietary ZFP technology and the exclusive right to use the technology to develop and commercialize research reagent products and services in the research field, excluding certain agricultural research uses that Sangamo previously licensed to DAS. Under the agreement, Sangamo and Sigma agreed to conduct a three-year research program to develop laboratory research reagents using Sangamo’s ZFP technology during which time Sangamo agreed to assist Sigma in connection with its efforts to market and sell services employing the Company’s ZFP technology in the research field. Sangamo has transferred the ZFP manufacturing technology to Sigma.

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

Revenues recognized under the agreement with Sigma for the years ended December 31, 2014, 2013 and 2012, were as follows (in thousands):

	Year ended December 31,
	2014	2013	2012
Revenue related to Sigma Collaboration:
Royalty revenues	$344	$824	$1,288
License fee and milestone revenues	448	1,351	1,000
Total	$792	$2,175	$2,288

Related costs and expenses incurred under the Sigma agreement were $0.1 million, $0.2 million and $0.3 million during 2014, 2013 and 2012, respectively.

Agreement with Dow AgroSciences in Plant Agriculture

In October 2005, Sangamo entered into an exclusive commercial license with DAS. Under this agreement, Sangamo is providing DAS with access to its proprietary ZFP technology and the exclusive right to use the technology to modify the genomes or alter the nucleic acid or protein expression of plant cells, plants, or plant cell cultures. Sangamo has retained rights to use plants or plant-derived products to deliver ZFP transcription factors (ZFP TFs) or ZFP nucleases (ZFNs) into humans or animals for diagnostic, therapeutic or prophylactic purposes. The Company’s agreement with DAS provided for an initial three year research term. In June 2008, DAS exercised its option under the agreement to obtain a commercial license to sell products incorporating or derived from plant cells generated using the Company’s ZFP technology, including agricultural crops, industrial products and plant-derived biopharmaceuticals. The exercise of the option triggered a one-time commercial license fee of $6.0 million, payment of the remaining $2.3 million of the previously agreed upon $4.0 million in research milestones, development and commercialization milestone payments for each product, and royalties on sales of products. Furthermore, DAS has the right to sublicense Sangamo’s ZFP technology to third parties for use in plant cells, plants, or plant cell cultures, and Sangamo will be entitled to 25% of any cash consideration received by DAS under such sublicenses. In December 2010, the Company amended its agreement with DAS to extend the period of reagent manufacturing services and research services through December 31, 2012.

The agreement with DAS also provides for minimum sublicense fees each year due to Sangamo every October, provided the agreement is not terminated by DAS. Annual fees range from $250,000 to $3.0 million and total $25.3 million over 11 years. The Company does not have any performance obligations with respect to the sublicensing activities to be conducted by DAS. DAS has the right to terminate the agreement at any time; accordingly, the Company’s actual sublicense fees over the term of the agreement could be lower than $25.3 million. In addition, each party may terminate the agreement upon an uncured material breach of the agreement by the other party. In the event of any termination of the agreement, all rights to use the Company’s ZFP technology will revert to Sangamo, and DAS will no longer be permitted to practice Sangamo’s ZFP technology or to develop or, except in limited circumstances, commercialize any products derived from the Company’s ZFP technology.

Revenues under the agreement with DAS were $3.0 million, $3.0 million and $4.7 million during 2014, 2013 and 2012, respectively. Related costs and expenses incurred under the agreement with DAS were $0.0 million, $0.4 million and $0.6 million during 2014, 2013 and 2012, respectively.

Funding from Research Foundations

California Institute for Regenerative Medicine - HIV

In October 2009, CIRM, a State of California entity, granted a $14.5 million Disease Team Research Award to develop an HIV/AIDS therapy based on the application of ZFN genome editing technology in hematopoietic stem cells (HSCs). The four year grant supports an innovative research project conducted by a multidisciplinary team of investigators, including investigators from the University of Southern California, City of Hope National Medical Center and Sangamo BioSciences. Sangamo received funds totaling $5.2 million from the total amount awarded based on expenses incurred for research and development efforts by Sangamo as prescribed in the grant agreement, and subject to its terms and conditions. The award is intended to substantially fund Sangamo’s research and development efforts related to the grant agreement. The State of California has the right to receive, subject to the terms and conditions of the agreement between Sangamo and CIRM, payments from Sangamo resulting from sales of a commercial product resulting from research and development efforts supported by the grant, not to exceed two times the amount Sangamo receives in funding under the agreement with CIRM. As of December 31, 2013, all revenues under the award have been recognized and all funds have been received.

In May 2014, CIRM agreed to fund a $5.6 million Strategic Partnership Award to fund clinical studies of a potentially curative ZFP Therapeutic for HIV/AIDS based on the application of its ZFN genome editing technology in hematopoietic stem progenitor cells (HSPCs). The four year grant provides matching funds to support evaluation of the Company’s stem cell-based ZFP Therapeutic in a clinical trial in HIV-infected individuals conducted at City of Hope. The Company expects funding for this grant to commence in 2015.

Revenues attributable to research and development performed under the CIRM grant agreements for HIV/AIDS were $0.0 million, $1.2 million and $1.2 million during 2014, 2013 and 2012, respectively. Related costs during 2014, 2013 and 2012 were $1.8 million, $1.8 million and $1.2 million, respectively.

California Institute for Regenerative Medicine - Beta-Thalassemia

In May 2013, CIRM granted the Company a $6.4 million Strategic Partnership Award to develop a potentially curative ZFP Therapeutic for beta-thalassemia based on the application of its ZFN genome editing technology in HSCs. The four year grant provides matching funds for preclinical work that will support an IND application and a Phase 1 clinical trial in transfusion-dependent beta-thalassemia patients. The State of California has the right to receive, subject to the terms and conditions of the agreement between Sangamo and CIRM, payments from Sangamo, or its collaborators, from sales of a commercial product resulting from research and development efforts supported by the grant, in accordance with Title 17, California Code of Regulations, Section 100600.

Revenue attributable to research and development performed under the CIRM grant agreement for beta-thalassemia were $1.4 million and $0.1 million in 2014 and 2013, respectively. Related costs during 2014 and 2013 were $1.1 million and $0.4 million, respectively.

CHDI Foundation, Inc.

In April 2011, Sangamo entered into an agreement with the CHDI to develop a novel therapeutic for HD based on Sangamo’s proprietary ZFP technology. The ZFP therapeutic approach targets the gene that causes HD, an inherited neurodegenerative disease, to slow the disease progression. Under the agreement with CHDI, and subject to its terms and conditions, CHDI paid the Company $1.3 million, the total funds due under the agreement, over a period of one year which is intended to substantially fund the Company’s research efforts related to the agreement. During 2012, the agreement with CHDI was amended to extend the project through August 2012 and to increase total potential funding from $1.3 million to $2.1 million, plus reimbursement for certain direct expenses related to the project. The agreement with CHDI terminated on August 31, 2012.

Revenues attributable to research and development performed under the CHDI collaboration agreement were $1.1 million during 2012. Related costs during 2012 were $1.1 million. There were no such revenues or related costs in 2014 and 2013.

The Juvenile Diabetes Research Foundation International

In October 2006, Sangamo entered into an agreement with the Juvenile Diabetes Research Foundation International (JDRF) to provide financial support for one of Sangamo’s Phase 2 human clinical studies of the Company’s product candidate SB-509, a ZFP Therapeutic that was in development for the treatment of diabetic neuropathy. In January 2010, JDRF and Sangamo amended this agreement and, subject to its terms and conditions, JDRF agreed to provide additional funding of up to $3.0 million for a Phase 2b trial in diabetic neuropathy.

In October 2011, the Company announced that it would not pursue additional clinical development of the SB-509 program. In March 2012, the Company received a final payment of $0.8 million for work performed under the agreement with JDRF. The Company does not expect to receive additional funding under this agreement.

Revenues attributable to research and development activities performed under the JDRF agreements were $0.8 million during 2012. There were no such revenues in 2014 and 2013.

NOTE 6 – ACQUISITION OF CEREGENE

In August 2013, Sangamo and its wholly-owned subsidiary CG Acquisition Sub, Inc., a Delaware corporation, entered into an Agreement and Plan of Merger (the Merger Agreement) with Ceregene, and a stockholders’ representative. Pursuant to the Merger Agreement, the Company acquired all outstanding shares of Ceregene, a privately held biotechnology company focused on the development of AAV gene therapies. The acquired assets include all of Ceregene’s therapeutic programs, including CERE-110 for the treatment of AD, which is currently in a Phase 2 clinical trial. In addition to the clinical assets acquired, the Company acquired certain intellectual property rights relating to the manufacturing of AAV, and certain toxicology data and safety and efficacy data from Ceregene’s human clinical trials, which will be used in the preparation and filing of IND applications for Sangamo’s in vivo ZFP Therapeutics, particularly those that target the brain. The acquisition closed in October 2013 (the Closing Date).

Under the Merger Agreement, the aggregate consideration transferred or transferable by Sangamo to former Ceregene stockholders at closing consisted of 100,000 shares of Sangamo common stock, with an approximate fair value of $1.2 million on the Closing Date. In addition, Sangamo may be required to make contingent earn-out payments (the Earn-Out Payments) to the stockholders of Ceregene if Sangamo develops and commercializes Ceregene’s AAV gene therapies.

Also on the Closing Date, Sangamo, Ceregene and certain of Ceregene’s stockholders entered into an indemnity escrow agreement, pursuant to which $0.3 million of Ceregene remaining cash was deposited in an escrow account to be held until April 1, 2015 for the benefit of Sangamo to satisfy indemnity obligations of the stockholders under the Merger Agreement.

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

In-Process Research and Development

Intangible assets include IPR&D, which consists of Ceregene’s two clinical product candidates, CERE-110 for the treatment of AD and CERE-120 for the treatment of Parkinson’s disease. The Company determined that the combined Closing Date estimated fair values of CERE-110 and CERE-120 was $1.9 million. The Company used an income approach, which is a measurement of the present value of the net economic benefit or cost expected to be derived from an asset or liability, to measure the fair value of these two product candidates. Under the income approach, an intangible asset’s fair value is equal to the present value of the incremental after-tax cash flows (excess earnings) attributable solely to the intangible asset over its remaining useful life.

A summary of these assets and estimated fair values at the Closing Date is as follows (in thousands):

Value of Intangible
Assets Acquired
CERE-110 for the treatment of Alzheimer's disease	$1,640
CERE-120 for the treatment of Parkinson's disease	230
Total identifiable intangible assets	$1,870

IPR&D is an intangible asset classified as indefinite-lived until the completion or abandonment of the associated research and development effort, and will be amortized over an estimated useful life to be determined at the date the project is completed. IPR&D is not amortized until the project is completed or abandoned, but rather tested for impairment.

Goodwill

The excess of the consideration transferred over the fair values assigned to the assets acquired and liabilities assumed was $1.6 million, which represents the goodwill resulting from the acquisition. Goodwill represents benefits that Sangamo believes will result from combining its operations with the operations of Ceregene and any intangible assets that do not qualify for separate recognition, as well as any future, yet unidentified products.

None of the goodwill is expected to be deductible for income tax purposes. The Company tests goodwill for impairment on an annual basis or sooner, if deemed necessary. There have been no changes to the assets acquired or liabilities assumed, including goodwill, since the Closing Date.

Liability for Contingent Consideration

In addition to the transfer of shares of Sangamo common stock on the Closing Date, the Company may be required to make contingent Earn-Out Payments in the future if the Company grants a third-party license to develop and commercialize products based on the technology acquired from Ceregene (the “Earn-out Products”) or if the Company commercializes any Earn-Out Products itself. These payments are a percentage of any upfront or milestone payments received in the case Sangamo grants a third-party license to develop and commercialize the Earn-Out Products, or are a percentage of net sales in the case Sangamo develops and commercialized the Earn-Out Products itself. The total maximum payment is not limited, other than due to size of any potential upfront or milestone payments received or by future net sales of Earn Out Products, if any.

The fair value of the liability for the contingent consideration recognized on the Close Date was $1.5 million. The Company determined the fair value of the liability for the contingent consideration based on a probability-weighted discounted cash flow analysis. The fair value of the liability for the contingent consideration recognized as of December 31, 2014 is $1.8 million based on a probability-weighted discounted cash flow analysis with the increase in fair value due to the passage of time.

NOTE 7 – INTANGIBLE ASSETS

Intangible assets for IPR&D consist of two clinical product candidates from our acquisition of Ceregene. IPR&D is an intangible asset classified as indefinite-lived until the completion or abandonment of the associated research and development effort, and will be amortized over an estimated useful life to be determined at the date the project is completed. If the project is abandoned, the IPR&D will be expensed at the time such determination is made.

The carrying values of these intangibles assets are as follows (in thousands):

	Year ended December 31,
	2014	2013
CERE-110 for the treatment of Alzheimer's disease	$1,640	$1,640
CERE-120 for the treatment of Parkinson's disease	230	230
Total identifiable intangible assets	$1,870	$1,870

NOTE 8 – PROPERTY AND EQUIPMENT

Property and equipment consist of the following (in thousands):

	December 31,
	2014	2013
Laboratory equipment	$3,665	$3,208
Furniture and fixtures	550	563
Leasehold improvements	1,163	1,156
	5,378	4,927
Less accumulated depreciation and amortization	(3,899)	(3,521)
	$1,479	$1,406

Depreciation and amortization expense was $0.5 million in 2014 and $0.6 million for 2013 and 2012. In 2012, the Company disposed of $0.5 million in fixed assets with associated accumulated depreciation of $0.4 million. The Company recognized a $0.1 million loss on the write-off of these assets.

NOTE 9 – COMMITMENTS AND CONTINGENCIES

Sangamo occupies office and laboratory space under operating leases in Richmond, California. In August 2013, Sangamo amended its lease agreement wherein the lease was extended through August 2019. The Company also entered into a lease for research space located at 1003 West Cutting Boulevard in Richmond, California in December 2014. The lease expires in January 2018. Rent expenses were $0.7 million in 2014, $0.7 million in 2013, and $0.6 million for 2012. Future minimum payments under contractual obligations at December 31, 2014 consist of the following (in thousands):

Operating
Fiscal Year:	Lease
2015	$865
2016	901
2017	928
2018	748
2019	496
Thereafter	—
Total minimum payments	$3,938

Contingencies

Sangamo is not party to any material pending legal proceeding. From time to time, we may be involved in legal proceedings arising in the ordinary course of business

NOTE 10 – STOCKHOLDERS’ EQUITY

Preferred Stock

The Company has 5,000,000 preferred shares authorized, which may be issued at the Board of director’s discretion.

Common Stock

On March 25, 2014, Sangamo completed an underwritten public offering of its common stock, in which the Company sold an aggregate of 4,444,444 shares of its common stock at a public offering price of $22.50 per share. The net proceeds to Sangamo from the sale of shares in this offering, after deducting underwriting discounts and commissions and other offering expenses, were approximately $93.8 million. On September 23, 2013, Sangamo completed an underwritten public offering of its common stock, in which the Company sold an aggregate of 7,015,000 shares of its common stock, including 915,000 shares issued to the Underwriters pursuant to a 30-day overallotment option, at a public offering price of $10.58 per share. The net proceeds to Sangamo from the sale of shares in this offering, after deducting underwriting discounts and commissions and other offering expenses, were approximately $69.5 million.

Stock Incentive Plan

In April 2013, Sangamo’s board of directors adopted, subject to stockholder approval, the Company’s 2013 Stock Incentive Plan (the 2013 Plan) as the successor to the Company’s 2004 Stock Incentive Plan (the 2004 Plan). At the Annual Meeting of Stockholders held on June 12, 2013, the 2013 Plan was approved by the Company’s stockholders and became effective. In connection with the approval by stockholders of the 2013 Plan, outstanding awards under the 2004 Plan were transferred to the 2013 Plan. The 2004 Plan was terminated and no further awards will be made pursuant to the 2004 Plan.

Under the 2013 Plan, the exercise price per share of options granted will generally not be less than 100 percent of the fair value per share of common stock on the grant date, and the option term will not exceed ten years. If the person to whom the option is granted is a 10 percent stockholder, and the option granted qualifies as an Incentive Stock Option Grant, then the exercise price per share will not be less than 110 percent of the fair value per share of common stock on the grant date, and the option term will not exceed five years. Options granted under the 2013 Plan generally vest over four years at a rate of 25 percent one year from the grant date and one thirty-sixth per month thereafter and expire ten years after the grant, or earlier upon employment termination. Certain options previously granted under the 2004 Plan to the Company’s non-employee directors are structured so that they may be exercised prior to vesting, with the related shares subject to Sangamo’s right to repurchase any shares that have not vested pursuant to the vesting schedule in effect for such award at the exercise price paid if the option holder’s board service terminates. Approximately 14.1 million shares were initially reserved for issuance under the 2013 Plan, including 9.7 million shares of common stock subject to outstanding awards previously granted under the 2004 Plan that were transferred to the 2013 Plan, and an additional 4.4 million shares of common stock.

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

Stock Option Activity

A summary of Sangamo’s stock option activity is as follows:

		Weighted-
		Average	Weighted Average	Aggregate
	Number of	Exercise per	Remaining	Intrinsic
	Shares	Share Price	Contractual Term	Value
			(In years)	(In thousands)
Options outstanding at December 31, 2013	8,405,864	$7.20
Options granted	1,694,400	$14.19
Options exercised	(1,959,201)	$6.17
Options canceled	(134,683)	$8.77
Options outstanding at December 31, 2014	8,006,380	$8.90	6.62	$50,766
Options vested and expected to vest at December 31, 2014	7,526,430	$8.67	6.44	$49,437
Options exercisable at December 31, 2014	4,929,932	$7.21	5.07	$39,475

Newly created shares are issued upon exercise of options. There were no shares subject to Sangamo’s right of repurchase as of December 31, 2014. The intrinsic value of options exercised was $20.4 million, $8.9 million and $0.6 million during 2014, 2013 and 2012, respectively.

At December 31, 2014, the aggregate intrinsic values of the outstanding and exercisable options were $50.8 million and $39.5 million, respectively. The aggregate intrinsic value of options vested and expected to vest during 2014, 2013 and 2012 was $49.4 million, $54.9 million and $8.5 million, respectively.

The following table summarizes information with respect to stock options outstanding at December 31, 2014:

	Options Outstanding and Exercisable		Options Exercisable
	Number of		Number of
	Shares of		Shares of
	common stock	Weighted Average	common stock
	subject to	Remaining	subject to	Weighted Average
Range of Exercise Price	options	Contractual Life	options	Exercise Price
		(In years)
$2.55 – $3.45	950,512	4.41	880,721	$3.37
$3.80 – $5.35	898,399	5.01	874,189	$5.27
$5.41 – $5.41	985,758	7.90	436,290	$5.41
$5.42 – $5.42	50,000	5.24	50,000	$5.42
$5.70 – $5.70	804,771	5.94	804,771	$5.70
$5.94 – $11.03	809,679	5.12	713,466	$6.70
$11.35 – $11.88	59,250	2.38	38,750	$11.76
$12.12 – $12.12	942,287	8.95	234,592	$12.12
$12.23 – $13.99	750,324	4.66	548,824	$13.97
$14.07 – $23.02	1,755,400	8.67	348,329	$14.32
	8,006,380	6.62	4,929,932	$7.21

Restricted Stock Units

During 2014 and 2013, the Company awarded 488,000 and 392,500 Restricted Stock Units (RSUs), respectively. The RSUs awarded in 2014 and 2013 had an average grant date fair value of $14.05 and $12.12, respectively. These awards will vest as follows: one-third of the award will vest in a series of three successive equal annual installments. The aggregate value of shares vested during 2014, 2013 and 2012 was $9.1 million, $4.1 million and $0.1 million, respectively.

A summary of Sangamo’s RSU activity is as follows:

	Number	Weighted Average
	of	Remaining	Aggregate Intrinsic
	Shares	Contractual Term	Value
		(In years)	(In thousands)
RSUs outstanding at December 31, 2013	1,063,657
RSUs awarded	488,000
RSUs released	(616,756)
RSUs forfeited	(35,499)
RSUs outstanding at December 31, 2014	899,402	1.61	$13,680
RSUs vested and expected to vest at December 31, 2014	754,931	1.55	$11,482

RSUs that vested in 2014, 2013 and 2012 were net-share settled such that the Company withheld shares with value equivalent to the employees’ minimum statutory obligation for the applicable income and other employment taxes, and remitted the cash to the appropriate taxing authorities. The total shares withheld were approximately 309,102 and 167,138 for 2014 and 2013, respectively, and were based on the value of the RSUs on their respective issuance dates as determined by the Company’s closing stock price. There were no such shares withheld in 2012. Total payments for the employees’ tax obligations to taxing authorities were $4.6 million and $2.0 million in 2014 and 2013, respectively, and are reflected as a financing activity within the consolidated statements of cash flows. These net-share settlements had the effect of share repurchases by the Company as they reduced and retired the number of shares that would have otherwise been issued as a result of the vesting and did not represent an expense to the Company.

As of December 31, 2014, there were 768,044 shares reserved for future awards under the Company’s 2013 Plan and 1,420,560 shares of common stock reserved for future issuance under the Purchase Plan.

NOTE 11 – INCOME TAXES

The Company recorded no income tax expense. The principal difference between the statutory tax rate of 34% and the Company’s effective tax rate is due to the Company permanent differences related to stock-based compensation and its change in valuation allowance.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets are as follows (in thousands):

	December 31,
	2014	2013
Assets:
Deferred tax assets:
Net operating loss carryforwards	$90,921	$81,944
Research and development tax credit carryforwards	8,646	7,996
Stock-based compensation	8,171	7,927
Deferred revenue	2,690	3,563
Other	2,471	1,677
Total deferred tax asset	112,899	103,107
Valuation allowance	(112,899)	(103,107)
Net deferred tax assets	$—	$—
Liabilities:
Net deferred tax liability related to intangible assets	(748)	(748)
Total deferred tax liability	$(748)	$(748)

As part of accounting for the acquisition of Ceregene, the Company recorded goodwill and intangible assets. The intangible assets acquired are for the use in a particular research and development project IPR&D and are considered indefinite-lived assets. They will remain indefinite lived until the completion or abandonment of the associated research and development efforts. Since the intangible assets acquired have no tax basis, a deferred tax liability was established due to the difference between the book and tax bases for those assets. The indefinite-lived asset is not treated as a future source of income and, therefore, no valuation allowance is released until the assets are amortized or abandoned,

Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance. The valuation allowance increased by $9.8 million, $14.9 million and $5.4 million for the years ended December 31, 2014, 2013 and 2012, respectively. As of December 31, 2014, Sangamo had net operating loss carryforwards for federal and state income tax purposes of approximately $330.9 million and $278.1 million, respectively. If not utilized, the net federal and state operating loss carryforwards will start to expire in 2018 and 2015 respectively. The Company also has federal and state research tax credit carryforwards of $6.7 million and $7.0 million, respectively. The federal research credits will begin to expire in 2018 while the state research credits have no expiration date. Utilization of the Company’s net operating loss carryforwards and research tax credit carryforwards may be subject to substantial annual limitations due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. The annual limitation could result in the expiration of the net operating loss carryforwards and research tax credit carryforwards before utilization.

The Company files federal and state income tax returns with varying statutes of limitations. The tax years from 2000 forward remain open to examination due to the carryover of net operating losses or tax credits. The Company also files a UK income tax return, and the tax years from 2008 and thereafter remain open to examination.

The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. As of December 31, 2014, the Company had no accrued interest and/or penalties. The unrecognized tax benefits may change during the next year for items that arise in the ordinary course of business. In the event that any unrecognized tax benefits are recognized, the effective tax rate will not be affected.

The following table summarizes the activity related to the Company’s unrecognized tax benefits (in thousands):

	December 31,
	2014	2013	2012
Beginning balance	$3,182	$2,735	$2,750
Additions based on tax positions related to the current year	228	294	153
Additions for tax positions of prior years	28	153	59
Reductions for tax positions of prior years	—	—	(227)
Ending balance	$3,438	$3,182	$2,735

NOTE 12 – ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities consist of the following (in thousands):

	December 31,
	2014	2013
Accounts payable	$5,525	$3,022
Accrued research and development expenses	2,435	727
Accrued professional fees	531	510
Deferred rent	129	121
Other	84	—
Total accounts payable and accrued liabilities	$8,704	$4,380

NOTE 13 – EMPLOYEE BENEFIT PLAN

The Company sponsors a defined-contribution savings plan under Section 401(k) of the Internal Revenue Code covering all full-time employees (Sangamo 401(k) Plan). The Sangamo 401(k) Plan is intended to qualify under Section 401 of the Internal Revenue Code.

The Company matched contributions by employees equal to 50% of the first 6% of employee contributions up to a limit of $2,000 in 2014 and $1,500 in 2013. Matching funds are fully vested when contributed. Contributions to the Sangamo 401(k) Plan by the Company were $0.2 million for the year ended December 31, 2014 and $0.1 million for years ended December 31, 2013 and 2012.

NOTE 14 – QUARTERLY FINANCIAL DATA (UNAUDITED)

The following table sets forth certain unaudited quarterly financial data for the eight quarters ended December 31, 2014. The unaudited information set forth below has been prepared on the same basis as the audited information and includes all adjustments necessary to present fairly the information set forth herein. The operating results for any quarter are not indicative of results for any future period. All data is in thousands except per common share data.

	2014				2013
	Q1	Q2	Q3	Q4	Q1	Q2	Q3	Q4
Revenues	$8,116	$10,385	$12,417	$14,952	$4,623	$6,934	$5,707	$6,869
Expenses	$15,727	$17,432	$20,071	$19,421	$11,528	$12,402	$11,866	$15,043
Net loss	$(7,572)	$(6,981)	$(7,545)	$(4,319)	$(6,885)	$(5,450)	$(6,145)	$(8,144)
Net loss per share	$(0.12)	$(0.10)	$(0.11)	$(0.06)	$(0.13)	$(0.10)	$(0.11)	$(0.13)

ITEM 9 – CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A – CONTROLS AND PROCEDURES

(I) Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934, as amended (Exchange Act) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission’s (SEC) rules and forms. Our management evaluated, with the participation of our chief executive officer (CEO) and our chief financial officer (CFO), the effectiveness of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) under the Exchange Act. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective, at a reasonable assurance level, as of December 31, 2014.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework set forth in the “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on our evaluation under the framework set forth in “Internal Control—Integrated Framework,” our management concluded that our internal control over financial reporting was effective as of December 31, 2014. The effectiveness of our internal control over financial reporting as of December 31, 2014 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included herein.

There have been no significant changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect internal control over financial reporting during the fiscal quarter ended December 31, 2014.

(III) Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Sangamo BioSciences, Inc.

We have audited Sangamo BioSciences, Inc.’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Sangamo BioSciences, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Sangamo BioSciences, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Sangamo BioSciences, Inc. as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2014 of Sangamo BioSciences, Inc. and our report dated February 25, 2015 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Redwood City, California

February 25, 2015

ITEM 9B – OTHER INFORMATION

None

PART III

Certain information required by Part III is omitted from this Report on Form 10-K since we intend to file our definitive Proxy Statement for our next Annual Meeting of Stockholders, pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended (the 2015 Proxy Statement), no later than April 30, 2015, and certain information to be included in the 2015 Proxy Statement is incorporated herein by reference.

ITEM 10 – DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item concerning our directors, executive officers, Section 16 compliance and corporate governance matters is incorporated by reference to the information set forth in the sections titled “Election of Directors,” “Management,” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our 2015 Proxy Statement.

ITEM 11 – EXECUTIVE COMPENSATION

The information required by this item regarding executive compensation is incorporated by reference to the information set forth in the sections titled “Executive Compensation” in our 2015 Proxy Statement.

ITEM 12 – SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED
STOCKHOLDER MATTERS

The information required by this item regarding security ownership of certain beneficial owners and management is incorporated by reference to the information set forth in the section titled “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plans” in our 2015 Proxy Statement.

ITEM 13 – CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item regarding certain relationships and related transactions is incorporated by reference to the information set forth in the section titled “Certain Relationships and Related Transactions” in our 2015 Proxy Statement.

ITEM 14 – PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item regarding principal accounting fees and services is incorporated by reference to the information set forth in the section titled “Principal Accounting Fees and Services” in our 2015 Proxy Statement.

PART IV

ITEM 15 – EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following documents are included as part of this Annual Report on Form 10-K:

1. Financial Statements—See Index to Consolidated Financial Statements in Item 8.

2. Financial Statement Schedules—Not Applicable.

3. Exhibits—See Index to Exhibits.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 25, 2015.

SANGAMO BIOSCIENCES, INC.

By:	/ S / EDWARD O. LANPHIER II
Edward O. Lanphier II
President, Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/ S / EDWARD O. LANPHIER II	President, Chief Executive Officer and Director (Principal Executive Officer)	February 25, 2015
Edward O. Lanphier II

/ S / H. WARD WOLFF	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	February 25, 2015
H. Ward Wolff

/ S / WILLIAM R. RINGO	Director and Chairman of the Board	February 25, 2015
William R. Ringo

/ S / PAUL B. CLEVELAND	Director	February 25, 2015
Paul B. Cleveland

/ S / STEPHEN G. DILLY, M.B.B.S, PH.D	Director	February 25, 2015
Stephen G. Dilly, M.B.B.S, Ph.D

/ S / JOHN W. LARSON	Director	February 25, 2015
John W. Larson

/ S / STEVEN J. MENTO, PH.D	Director	February 25, 2015
Steven J. Mento, Ph.D

/ S / H. Stewart Parker	Director	February 25, 2015
H. Stewart Parker

/ S / SAIRA RAMASASTRY	Director	February 25, 2015
Saira Ramasastry

INDEX TO EXHIBITS

Exhibit Number	Description of Document

1.1	Underwriting Agreement dated September 18, 2013 (incorporated by reference to the Company’s Form 8-K filed on September 18, 2013).

1.2	Underwriting Agreement, dated as of March 20, 2014 (incorporated by reference to Exhibit 1.1 to the Company’s Form 8-K filed on March 24, 2014).

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1/A (Registration No. 333-30134) filed April 4, 2000).

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1/A (Registration No. 333-30134) filed April 4, 2000).

3.3

Certificate of Amendment of Seventh Amended and Restated Certificate of Incorporation of Sangamo BioSciences, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K, filed April 22, 2014).

3.4	Second Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to the Company’s Form 10-Q, filed October 28, 2014).

4.1	Form of Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1/A (Registration No. 333-30134) filed April 4, 2000).

4.2	Form of Senior Debt Indenture (incorporated by reference to Exhibit 4.10 to the Company’s Registration Statement on Form S-3 (Registration No. 333-194126) filed February 25, 2014).

4.3	Form of Subordinated Debt Indenture (incorporated by reference to Exhibit 4.12 to the Company’s Registration Statement on Form S-3 (Registration No. 333-194126) filed February 25, 2014).

10.1(+)	2000 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-1/A (Registration No. 333-30134) filed February 24, 2000).

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

Exhibit Number	Description of Document

10.31†	Letter Agreement between Sangamo and Sigma-Aldrich Corporation, dated July 2, 2008 (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q filed on November 4, 2008).

10.32†	License Agreement between Sangamo and Pfizer Inc., dated December 19, 2008 (incorporated by reference to Exhibit 10.25 to the Company’s Annual Report on Form 10-K, filed March 3, 2009).

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

10.48(+)	Amended and Restated Employment Agreement between Sangamo and Edward O. Lanphier II, dated June 21, 2011 (incorporated by reference to Exhibit 10.3 to the Company’s Form 10-Q filed on August 5, 2011).

10.49(+)	Employment Agreement between Sangamo and Dr. Geoff Nichol, dated June 17, 2011 (incorporated by reference to Exhibit 10.4 to the Company’s Form 10-Q filed on August 5, 2011).

Exhibit Number	Description of Document

10.50(+)	Amended and Restated Employment Agreement between Sangamo and H. Ward Wolff, dated December 15, 2011 (incorporated by reference to Exhibit 10.55 to Company’s Form 10-K filed on February 23, 2012).

10.51(+)	Form of Restricted Stock Unit Agreement under the Company’s 2004 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on December 3, 2007).

10.52†	Collaboration and License Agreement between Sangamo and Shire AG, dated January 31, 2012 (incorporated by reference to Exhibit 10.57 to the Company’s Form 10-K filed on February 23, 2012).

10.53

Fourth Amendment of the License Agreement between Sangamo and Sigma-Aldrich Corporation, dated as of September 14, 2012 (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q filed on November 2, 2012).

10.54	Sangamo BioSciences, Inc. Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on June 27, 2012).

10.55

Agreement and Plan of Merger by and among Sangamo BioSciences, Inc., Merger Sub and Ceregene and the Stockholders’ Representative (incorporated by reference to the Company’s Form 8-K filed on October 7, 2013).

10.56	Sangamo BioSciences, Inc. 2013 Stock Incentive Plan (incorporated by reference to Appendix A to Sangamo’s proxy statement on Schedule 14-A filed with the SEC on April 25, 2013).

10.57	Consent Letter from Sigma-Aldrich Co. LLC to the Company dated September 25, 2014 (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q, filed October 28, 2014).

10.58†

Global Research, Development and Commercialization Collaboration and License Agreement between Sangamo BioSciences, Inc. and Biogen Idec Ma Inc. dated as of January 8, 2014 (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q, filed May 7, 2014).

10.59	Amendment of 2013 Stock Incentive Plan on Reduction of Share Reserve (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q, filed May 7, 2014).

10.60

Ninth Amendment dated as of March 14, 2014 to License Agreement between Sangamo BioSciences, Inc. and Massachusetts Institute of Technology dated May 9, 1996 (incorporated by reference to Exhibit 10.3 to the Company’s Form 10-Q, filed October 28, 2014).

12.1	Computation of Ratio of Earnings to Fixed Charges (incorporated by reference to Exhibit 12.1 to the Company’s Registration Statement on Form S-3 (Registration No. 333-194126) filed February 25, 2014).

21.1	Subsidiaries of the Company

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Rule 13a-14(a) Certification of Principal Executive Officer.

31.2	Rule 13a-14(a) Certification of Principal Financial Officer.

32.1	Certification Pursuant to 18 U.S.C. Section 1350.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

†

Confidential treatment has been granted for certain information contained in this document pursuant to an order of the Securities and Exchange Commission. Such information has been omitted and filed separately with the Securities and Exchange Commission.

(+)	Indicates management contract or compensatory plan or arrangement.