Form 10-Q
period 2015-03-31
SANGAMO BIOSCIENCES INC
filed 2015-04-28
CIK 1001233

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

As of April 24, 2014, 69,582,797 shares of the issuer’s common stock, par value $0.01 per share, were outstanding.

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

ZFP Therapeutic® is a registered trademark of Sangamo BioSciences, Inc.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

SANGAMO BIOSCIENCES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited; in thousands, except share and per share amounts)

	March 31,	December 31,
	2015	2014
ASSETS
Current assets:
Cash and cash equivalents	$25,256	$6,030
Marketable securities	170,647	172,932
Interest receivable	398	423
Accounts receivable	6,638	10,368
Prepaid expenses	587	623
Restricted cash	320	320
Other current assets	100	183
Total current assets	203,946	190,879
Marketable securities, non-current	29,822	47,260
Property and equipment, net	2,995	1,479
Intangible assets, in-process research and development	—	1,870
Goodwill	1,585	1,585
Other assets	157	139
Total assets	$238,505	$243,212
LIABILITIES AND STOCKHOLERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$6,806	$8,704
Accrued compensation and employee benefits	1,703	2,853
Escrow liability	275	275
Deferred revenues	11,184	9,050
Total current liabilities	19,968	20,882
Deferred revenues, non-current	11,049	13,149
Contingent consideration liability	—	1,800
Deferred tax liability	—	748
Total liabilities	31,017	36,579
Commitments and contingencies
Stockholders' equity:
Common stock, $0.01 par value; 160,000,000 shares authorized, 69,497,256 and 69,062,394 shares issued and outstanding at March 31, 2015, and December 31, 2014, respectively	695	690
Additional paid-in capital	540,637	534,518
Accumulated deficit	(333,869)	(328,550)
Accumulated other comprehensive income (loss)	25	(25)
Total stockholders' equity	207,488	206,633
Total liabilities and stockholders' equity	$238,505	$243,212

See accompanying notes.

SANGAMO BIOSCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited; in thousands, except per share amounts)

	Three months ended
	March 31,
	2015	2014
Revenues:
Collaboration agreements	$12,671	$7,568
Research grants	820	548
Total revenues	13,491	8,116
Operating expenses:
Research and development	14,980	12,083
General and administrative	4,732	3,644
Total operating expenses	19,712	15,727
Loss from operations	(6,221)	(7,611)
Interest and other income, net	154	39
Loss before income taxes	(6,067)	(7,572)
Benefit from income taxes	748	—
Net loss	$(5,319)	$(7,572)
Basic and diluted net loss per share	$(0.08)	$(0.12)
Shares used in computing basic and diluted net loss per share	69,283	63,199

See accompanying notes.

SANGAMO BIOSCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited; in thousands)

	Three months ended
	March 31,
	2015	2014
Net loss	$(5,319)	$(7,572)
Change in unrealized gain on available-for-sale securities	50	9
Comprehensive loss	$(5,269)	$(7,563)

See accompanying notes.

SANGAMO BIOSCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited: in thousands)

	Three months ended
	March 31,
	2015	2014
Operating Activities:
Net loss	$(5,319)	$(7,572)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	147	123
Amortization of premium on marketable securities	241	295
Stock-based compensation	2,953	1,907
Change in fair value of contingent consideration liability	(1,800)	50
Intangible impairment	1,870	—
Benefit from income taxes	(748)	—
Net changes in operating assets and liabilities:
Interest receivable	25	(45)
Accounts receivable	3,730	(2,205)
Prepaid expenses and other assets	101	(71)
Accounts payable and accrued liabilities	(2,477)	1,732
Accrued compensation and employee benefits	(1,150)	(1,723)
Deferred revenues	34	18,888
Net cash provided by / (used in) operating activities	(2,393)	11,379
Investing Activities:
Purchases of marketable securities	(39,423)	(16,773)
Maturities of marketable securities	58,955	20,786
Purchases of property and equipment	(1,084)	(126)
Net cash provided by investing activities	18,448	3,887
Financing Activities:
Proceeds from public offering of common stock, net of issuance costs	—	93,786
Taxes paid related to net share settlement of equity awards	(7)	—
Proceeds from issuance of common stock	3,178	7,585
Net cash provided by financing activities	3,171	101,371
Net increase in cash and cash equivalents	19,226	116,637
Cash and cash equivalents, beginning of period	6,030	10,186
Cash and cash equivalents, end of period	$25,256	$126,823
Supplemental disclosure of noncash investing activities:
Property, plant and equipment included in accrued liabilities	$579	$—

See accompanying notes.

SANGAMO BIOSCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2015

(Unaudited)

NOTE 1—BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Sangamo BioSciences, Inc. (“Sangamo” or the “Company”) have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015. The condensed consolidated balance sheet data at December 31, 2014 were derived from the audited consolidated financial statements included in Sangamo’s Form 10-K for the year ended December 31, 2014, as filed with the SEC. These financial statements should be read in conjunction with the financial statements and footnotes thereto for the year ended December 31, 2014, included in Sangamo’s Form 10-K, as filed with the SEC.

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

For revenue agreements with multiple element arrangements, such as license and development agreements, entered into on or after January 1, 2011, the Company allocates revenue to each non-contingent element based on the relative selling price of each element. When applying the relative selling price method, the Company determines the selling price for each deliverable using VSOE of selling price or TPE of selling price. If neither exists, the Company uses ESP for that deliverable. Revenue allocated is then recognized when the basic four revenue recognition criteria are met for each element. The collaboration and license agreements entered into with Shire International GmbH, formerly Shire AG (Shire), in January 2012 and Biogen Inc., formerly Biogen Idec Inc. (Biogen) in January 2014 were evaluated under these amended accounting standards.

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

Sangamo’s research grants are typically multi-year agreements and provide for the reimbursement of qualified expenses for research and development as defined under the terms of the grant agreement. Revenue under grant agreements is recognized when the related qualified research expenses are incurred to the extent such amounts have been agreed to with the respective collaboration partner.

Recent Accounting Standards

In August 2014 the Financial Accounting Standards Board issued Accounting Standards Update (ASU) No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (ASU 2014-15). ASU 2014-15 requires management to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. In doing so, companies will have reduced diversity in the timing and content of footnote disclosures than under the current guidance. ASU 2014-15 is effective for the Company in the first quarter of 2016 with early adoption permitted. The Company does not believe the impact of adopting ASU 2014-15 on its consolidated financial statements will be material.

In May 2014 the Financial Accounting Standards Board issued ASU 2014-09, Revenue from Contracts with Customers (ASU 2014-09). This standard outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The main principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. ASU 2014-09 provides companies with two implementation methods: (i) apply the standard retrospectively to each prior reporting period presented (full retrospective application); or (ii) apply the standard retrospectively with the cumulative effect of initially applying the standard as an adjustment to the opening balance of retained earnings of the annual reporting period that includes the date of initial application (modified retrospective application). This guidance is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period, and early application is not permitted. The Company is currently in the process of evaluating the impact of the pending adoption of ASU 2014-09 on its consolidated financial statements.

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

The fair value measurements of our cash equivalents, available-for-sale marketable securities and contingent consideration liability are identified at the following levels within the fair value hierarchy (in thousands):

	March 31, 2015
	Fair Value Measurements
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents:
Money market funds	$17,089	$17,089	$—	$—
Total	17,089	17,089	—	—
Marketable securities:
Commercial paper securities	31,148	—	31,148	—
Corporate debt securities	23,266	—	23,266	—
U.S. government sponsored entity debt securities	146,055	—	146,055	—
Total	200,469	—	200,469	—
Total cash equivalents and marketable securities	$217,558	$17,089	$200,469	$—

	December 31, 2014
	Fair Value Measurements
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents:
Money market funds	$3,182	$3,182	$—	$—
Total	3,182	3,182	—	—
Marketable securities:
Commercial paper securities	33,748	—	33,748	—
Corporate debt securities	22,813	—	22,813	—
U.S. government sponsored entity debt securities	163,631	—	163,631	—
Total	220,192	—	220,192	—
Total cash equivalents and marketable securities	$223,374	$3,182	$220,192	$—
Liabilities:
Contingent consideration liability	$1,800	$—	$—	$1,800
Total	$1,800	$—	$—	$1,800

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

Subsequent changes in the fair value of this contingent consideration liability are recorded to the research and development (R&D) expense line item in the Condensed Consolidated Statements of Operations as operating expenses. During the three months ended March 31, 2015, the recognized amount of the liability for contingent consideration decreased by $1.8 million due to the decrease in the probability of incurring potential future royalty payments associated with the impairment of the in-process research and development (IPR&D) assets acquired from Ceregene (see Note 6).

Fair value as of December 31, 2014	$1,800
Change in fair value	(1,800)
Fair value as of March 31, 2015	$-

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

The table below summarizes the Company’s investments (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	(Losses)	Fair Value
March 31, 2015
Cash equivalents:
Money market funds	$17,089	$—	$—	$17,089
Total	17,089	—	—	17,089
Available-for-sale securities:
Commercial paper securities	$31,121	$27	$—	$31,148
Corporate debt securities	23,261	5	—	23,266
U.S. government sponsored entity debt securities	146,062	—	(7)	146,055
Total	200,444	32	(7)	200,469
Total cash equivalents and available-for-sale securities	$217,533	$32	$(7)	$217,558
December 31, 2014
Cash equivalents:
Money market funds	$3,182	$—	$—	$3,182
Total	3,182	—	—	3,182
Available-for-sale securities:
Commercial paper securities	$33,715	$33	$—	$33,748
Corporate debt securities	22,831	—	(18)	22,813
U.S. government sponsored entity debt securities	163,671	—	(40)	163,631
Total	220,217	33	(58)	220,192
Total cash equivalents and available-for-sale securities	$223,399	$33	$(58)	$223,374

The Company had no other-than-temporary impairments of its investments for the three months ended March 31, 2015 or the twelve months ended December 31, 2014.

NOTE 4—BASIC AND DILUTED NET LOSS PER SHARE

Basic net loss per share has been computed by dividing the net loss by the weighted-average number of shares of common stock outstanding during the period. Diluted net loss per share is calculated by dividing net loss by the weighted average number of shares of common stock and potential dilutive securities outstanding during the period.

Because Sangamo is in a net loss position, diluted net loss per share excludes the effects of common stock equivalents consisting of stock options, which are anti-dilutive. The total number of shares subject to stock options outstanding excluded from consideration in the calculation of diluted net loss per share for the three months ended March 31, 2015 and 2014 were 7,624,600 and 7,302,366, respectively.

NOTE 5—MAJOR CUSTOMERS, PARTNERSHIPS AND STRATEGIC ALLIANCES

Collaboration Agreements

Collaboration and License Agreement with Biogen Inc. in Human Therapeutics

In January 2014 Sangamo entered into a Global Research, Development and Commercialization Collaboration and License Agreement (the “Biogen Agreement”) with Biogen, pursuant to which Sangamo and Biogen collaborate to discover, develop, seek regulatory approval for and commercialize therapeutics based on Sangamo’s zinc finger DNA-binding protein (ZFP) technology for hemoglobinopathies, including beta-thalassemia and sickle cell disease (SCD).

Under the Biogen Agreement, Sangamo and Biogen jointly conduct two research programs: the beta-thalassemia program and the SCD program. For the beta-thalassemia program, Sangamo is responsible for all discovery, research and development activities through the first human clinical trial for the first ZFP Therapeutic developed under the Biogen Agreement for the treatment of beta-thalassemia. For the SCD program, both parties are responsible for research and development activities through the submission of an Investigational New Drug (IND) application for ZFP Therapeutics intended to treat SCD. For both programs, Biogen is responsible for subsequent world-wide clinical development, manufacturing and commercialization of licensed products developed under the Biogen Agreement. At the end of specified research terms for each program or under certain specified circumstances, Biogen retains the right to step in and take over any remaining activities of Sangamo. Furthermore, Sangamo has an option to co-promote in the United States any licensed product to treat beta-thalassemia and SCD developed under the Biogen Agreement, and Biogen agrees to compensate Sangamo for such co-promotion activities.

Sangamo received an upfront license fee of $20.0 million upon entering into the Biogen Agreement. In addition, the Company will also be eligible to receive $126.3 million in payments upon the achievement of specified research, regulatory, clinical development milestones, as well as $167.5 million in payments upon the achievement of specified commercialization and sales milestones. Biogen reimburses Sangamo for agreed upon costs incurred in connection with research and development activities conducted by Sangamo. In addition, Sangamo is eligible to receive contingent payments upon the achievement of specified regulatory, clinical development, commercialization and sales milestones. The total amount of potential regulatory, clinical development, commercialization and sales contingent payments, assuming the achievement of all specified milestone events in the Biogen Agreement, is $293.8 million, including Phase 1 contingent payments of $7.5 million for each of the beta-thalassemia and SCD programs. In addition, if products are commercialized under the Biogen Agreement, Biogen will pay Sangamo incremental royalties for each licensed product that are a tiered double-digit percentage of annual net sales of such product. To date, no milestone payments have been received and no products have been approved and therefore no royalty fees have been earned under the Biogen Agreement.

All contingent payments under the Biogen Agreement, when earned, will be non-refundable and non-creditable. The Company has evaluated the contingent payments under the Biogen Agreement based on the authoritative guidance for research and development milestones and determined that certain of these payments meet the definition of a milestone and that all such milestones are evaluated to determine if they are considered substantive milestones. Milestones are considered substantive if they are related to events (i) that can be achieved based in whole or in part on either the Company’s performance or on the occurrence of a specific outcome resulting from the Company’s performance, (ii) for which there was substantive uncertainty at the date the agreement was entered into that the event would be achieved and (iii) that would result in additional payments being due to the Company. Accordingly, consideration received for the achievement of milestones that are determined to be substantive will be recognized as revenue in their entirety in the period when the milestones are achieved and collectability is reasonably assured. Revenue for the achievement of milestones that are not substantive will be recognized over the remaining period of the Biogen Agreement, assuming all other applicable revenue recognition criteria have been met.

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

The Company has identified the deliverables within the arrangement as a license to the technology and on-going research services activities. The Company has concluded that the license is not a separate unit of accounting as it does not have stand-alone value to Biogen apart from the research services to be performed pursuant to the Biogen Agreement. As a result, the Company will recognize revenue from the upfront payment on a straight-line basis over a forty-month estimated initial research term during which the Company will perform research services. As of March 31, 2015, the Company has deferred revenue of $14.1 million related to the Biogen Agreement.

Revenues recognized under the agreement with Biogen for the three months ended March 31, 2015 and 2014 are as follows (in thousands):

	Three months ended
	March 31,
	2015	2014
Revenue related to Biogen Collaboration:
Recognition of upfront fee	$1,523	$660
Research services	1,533	423
Total	$3,056	$1,083

Related costs and expenses incurred under the Biogen agreement related to the beta-thalassemia project, which is co-funded with California Institute for Regenerative Medicine (CIRM), were $1.4 million and $1.3 million during the three months ended March 31, 2015 and 2014, respectively. Related costs and expenses for other projects including sickle cell disease under the Biogen agreement were $1.1 million and $0.0 million during the three months ended March 31, 2015 and 2014, respectively.

Collaboration and License Agreement with Shire International GmbH in Human Therapeutics and Diagnostics

In January 2012 the Company entered into a collaboration and license agreement (the “Shire Agreement”) with Shire, pursuant to which the Company and Shire collaborate to research, develop and commercialize human therapeutics and diagnostics for monogenic diseases based on Sangamo’s novel ZFP technology. Under the Shire Agreement, the Company and Shire may develop potential human therapeutic or diagnostic products for seven gene targets. The initial four gene targets selected were blood clotting Factors VII, VIII, IX and X, and products developed for such initial gene targets will be used for treating or diagnosing hemophilia. In June 2012, Shire selected a fifth gene target for the development of a ZFP Therapeutic for Huntington’s disease. Shire has the right, subject to certain limitations, to designate two additional gene targets. Pursuant to the Shire Agreement, the Company granted Shire an exclusive, world-wide, royalty-bearing license, with the right to grant sublicenses, to use Sangamo’s ZFP technology for the purpose of developing and commercializing human therapeutic and diagnostic products for the gene targets. The initial research term of the Shire Agreement is six years and is subject to extensions upon mutual agreement and under other specified circumstances.

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

The Company received an upfront license fee of $13.0 million upon entering into the Shire Agreement. In addition, the Company will also be eligible to receive $33.5 million in payments upon the achievement of specified research, regulatory, clinical development milestones, including payments for each gene target through the acceptance of an IND or CTA submission totaling $8.5 million, as well as $180 million in payments upon the achievement of specified commercialization and sales milestones. The Company will also be eligible to receive royalty payments that are a tiered double-digit percentage of net sales of licensed product sold by Shire or its sublicensees developed under the collaboration, if any. To date, no products have been approved and therefore no royalty fees have been earned under the Shire Agreement.

All contingent payments under the Shire Agreement, when earned, will be non-refundable and non-creditable. The Company has evaluated the contingent payments under the Shire Agreement based on the authoritative guidance for research and development milestones and determined that certain of these payments meet the definition of a milestone and that all such milestones are evaluated to determine if they are considered substantive milestones. Milestones are considered substantive if they are related to events (i) that can be achieved based in whole or in part on either the Company’s performance or on the occurrence of a specific outcome resulting from the Company’s performance, (ii) for which there was substantive uncertainty at the date the agreement was entered into that the event would be achieved and (iii) that would result in additional payments being due to the Company. Accordingly, revenue for the achievement of milestones that are determined to be substantive will be recognized in their entirety in the period the milestones are achieved and collectability is reasonably assured. Revenue for the achievement of milestones that are not substantive will be recognized over the remaining period of the Shire Agreement, assuming all other applicable revenue recognition criteria have been met. In 2014 Sangamo recognized a $1.0 million milestone payment related to our hemophilia program.

The Company has identified the deliverables within the arrangement as a license to the technology and on-going research services activities. The Company has concluded that the license is not a separate unit of accounting as it does not have stand-alone value to Shire apart from the research services to be performed pursuant to the Shire Agreement. As a result, the Company will recognize revenue from the upfront payment on a straight-line basis over a six-year initial research term during which the Company will perform research services. As of March 31, 2015, the Company has deferred revenue of $6.8 million related to the Shire Agreement.

Revenues recognized under the agreement with Shire for the three months ended March 31, 2015 and 2014, were as follows (in thousands):

	Three months ended
	March 31,
	2015	2014
Revenue related to Shire Collaboration:
Recognition of upfront fee	$542	$542
Research services	4,522	4,979
Total	$5,064	$5,521

Related costs and expenses incurred under the Shire agreement were $4.5 million and $4.8 million during the three months ended March 31, 2015 and 2014, respectively.

Agreement with Sigma-Aldrich Corporation in Laboratory Research Reagents, Transgenic Animal and Commercial Protein Production Cell-line Engineering

In July 2007 Sangamo entered into a license agreement (the “Sigma Agreement”) with Sigma-Aldrich Corporation (Sigma). Under the Sigma Agreement, Sangamo agreed to provide Sigma with access to our proprietary ZFP technology and the exclusive right to use the technology to develop and commercialize research reagent products and services in the research field, excluding certain agricultural research uses that Sangamo previously licensed to Dow AgroSciences LLC (DAS). Under the Sigma Agreement, Sangamo and Sigma agreed to conduct a three-year research program to develop laboratory research reagents using Sangamo’s ZFP technology during which time Sangamo agreed to assist Sigma in connection with its efforts to market and sell services employing the Company’s ZFP technology in the research field. Sangamo has transferred its ZFP manufacturing technology to Sigma.

In October 2009 Sangamo expanded the Sigma Agreement. In addition to the original terms of the Sigma Agreement, Sigma received exclusive rights to develop and distribute ZFP-modified cell lines for commercial production of protein pharmaceuticals and certain ZFP-engineered transgenic animals for commercial applications. Under the terms of the Sigma Agreement as expanded in 2009, Sigma made an upfront cash payment of $20.0 million consisting of a $4.9 million purchase of 636,133 shares of Sangamo common stock and a $15.1 million upfront license fee. The upfront license fee was recognized on a straight-line basis from the effective date of the expanded license through July 2010, which represents the period over which Sangamo was obligated to perform research services for Sigma. Sangamo is also eligible to receive commercial license fees of $5.0 million based upon a percentage of net sales. As of March 31, 2015 Sangamo has received the entire $5.0 million of commercial license fees and is eligible to receive royalty payments of 10.5% of net sales and sublicensing revenue. In addition, upon the achievement of certain cumulative commercial milestones Sigma will make milestone payments to Sangamo up to an aggregate of $25.0 million.

Revenues recognized under the agreement with Sigma for the three months ended March 31, 2015 and 2014, were as follows (in thousands):

	Three months ended
	March 31,
	2015	2014
Revenue related to Sigma Collaboration:
Royalty revenues	$264	$106
License fee revenues	4,256	179
Total	$4,520	$285

Related costs and expenses incurred under the Sigma agreement were $0.2 million and $0.0 million during the three months ended March 31, 2015 and 2014, respectively.

Agreement with Dow AgroSciences in Plant Agriculture

In October 2005 Sangamo entered into an exclusive commercial license agreement with DAS (the “DAS Agreement”). Under the DAS Agreement, Sangamo provides DAS with access to our proprietary ZFP technology and the exclusive right to use the technology to modify the genomes or alter the nucleic acid or protein expression of plant cells, plants, or plant cell cultures. Sangamo has retained rights to use plants or plant-derived products to deliver ZFP transcription factors (ZFP TFs) or ZFP nucleases (ZFNs) into humans or animals for diagnostic, therapeutic or prophylactic purposes. The DAS Agreement provided for an initial three-year research term. In June 2008, DAS exercised its option under the agreement to obtain a commercial license to sell products incorporating or derived from plant cells generated using the Company’s ZFP technology, including agricultural crops, industrial products and plant-derived biopharmaceuticals. The exercise of the option triggered a one-time commercial license fee of $6.0 million, payment of the remaining $2.3 million of the previously agreed $4.0 million in research milestones, development and commercialization milestone payments for each product, and royalties on sales of products. Furthermore, DAS has the right to sublicense Sangamo’s ZFP technology to third parties for use in plant cells, plants or plant cell cultures. Sangamo will be entitled to 25% of any cash consideration received by DAS under such sublicenses. In December 2010, the Company amended the DAS Agreement to extend the period of reagent manufacturing services and research services through December 31, 2012.

The DAS Agreement also provides for minimum license fees each year due to Sangamo every October, provided the Agreement is not terminated by DAS. Annual fees range from $250,000 to $3.0 million and total $25.3 million over 11 years. The Company does not have any ongoing performance obligations under the agreement with DAS. DAS has the right to terminate the agreement at any time; accordingly, the Company’s actual license fees over the term of the DAS Agreement could be lower than $25.3 million. In addition, each party may terminate the DAS Agreement upon an uncured material breach by the other party. In the event of any termination of the DAS Agreement, all rights to use the Company’s ZFP technology will revert to Sangamo, and DAS will no longer be permitted access to Sangamo’s ZFP technology or to develop or, except in limited circumstances, commercialize any products derived from the Company’s ZFP technology.

There were no revenues or related costs and expenses recognized under the DAS Agreement during the three months ended March 31, 2015 and 2014, respectively.

Funding from Research Foundations

California Institute for Regenerative Medicine - HIV

In October 2009 CIRM, a State of California entity, granted a $14.5 million Disease Team Research Award to develop an HIV/AIDS therapy based on the application of ZFN gene editing technology in hematopoietic stem cells (HSCs). The four-year grant supports an innovative research project conducted by a multidisciplinary team of investigators, including investigators from the University of Southern California, City of Hope National Medical Center and Sangamo BioSciences. Sangamo received funds totaling $5.2 million from the total amount awarded based on expenses incurred for research and development efforts by Sangamo as prescribed in the agreement, and subject to its terms and conditions. The award is intended to substantially fund Sangamo’s research and development efforts related to the agreement. The State of California has the right to receive, subject to the terms and conditions of the agreement between Sangamo and CIRM, payments from Sangamo resulting from sales of a commercial product resulting from research and development efforts supported by the grant. As of December 31, 2013, all revenues under the award had been recognized and all funds had been received.

There were no revenues attributable to research and development performed under the CIRM 2009 grant agreement during the three months ended March 31, 2015 and 2014, respectively. Related costs and expenses incurred under the CIRM grant agreement were $0.2 million and $0.3 million during the three months ended March 31, 2015 and 2014, respectively.

In May 2014 CIRM agreed to fund a $5.6 million Strategic Partnership Award to fund clinical studies of a potentially curative ZFP Therapeutic for HIV/AIDS based on the application of its ZFN genome editing technology in hematopoietic stem progenitor cells (HSPCs). The four year grant provides matching funds to support evaluation of the Company’s stem cell-based ZFP Therapeutic in a clinical trial in HIV-infected individuals conducted at City of Hope. The Company expects funding for this grant to commence in 2015.

There were no revenues attributable to research and development performed under the Strategic Partnership Award during the three months ended March 31, 2015 and 2014, respectively. Related costs and expenses incurred under the CIRM Strategic Partnership Award were $0.3 million and $0.0 million during the three months ended March 31, 2015 and 2014, respectively.

California Institute for Regenerative Medicine - Beta-Thalassemia

In May 2013 CIRM granted Sangamo a $6.4 million Strategic Partnership Award to develop a potentially curative ZFP Therapeutic for beta-thalassemia based on the application of its ZFN gene editing technology in HSCs. The four-year grant provides matching funds for preclinical work that will support an IND application and a Phase 1 clinical trial in transfusion-dependent beta-thalassemia patients. The State of California has the right to receive, subject to the terms and conditions of the agreement between Sangamo and CIRM, payments from Sangamo, or its collaborators, from sales of a commercial product resulting from research and development efforts supported by the grant, in accordance with Title 17, California Code of Regulations, Section 100600.

Revenue attributable to research and development performed under the CIRM grant agreement for beta-thalassemia was $0.7 million and $0.4 million during the three months ended March 31, 2015 and 2014, respectively. Related costs and expenses incurred under the CIRM grant agreement were $0.7 million and $0.4 million during the three months ended March 31, 2015 and 2014, respectively.

NOTE 6—INTANGIBLE ASSETS

Intangible assets for IPR&D consist of two clinical product candidates from our 2013 acquisition of Ceregene. IPR&D is an intangible asset classified as indefinite-lived until the completion or abandonment of the associated research and development effort, and will be amortized over an estimated useful life to be determined at the date the project is completed.

The carrying values of these intangibles assets are as follows (in thousands):

	As of	As of
	March 31, 2015	December 31, 2014

CERE-110 for the treatment of Alzheimer's disease	$—	$1,640
CERE-120 for the treatment of Parkinson's disease	—	230
Total identifiable intangible assets	$—	$1,870

During the three months ended March 31, 2015, the Company received clinical data demonstrating no statistically significant difference between the control group and the group treated with CERE-110 for Alzheimer’s disease. Subsequently, the Company decided to discontinue the CERE-110 and CERE-120 clinical trial programs. As such, the probability of achieving projected revenues and cash flows associated with these programs were adversely affected. Given these results, the Company does not believe the programs have an alternative future use for itself or other market participants. Accordingly, during the three months ended March 31, 2015, the Company recognized a $1.9 million impairment charge related to these assets. The impairment is recorded in R&D expense in the accompanying condensed consolidated statements of operations.

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

During the three months ended March 31, 2015 the deferred tax liability of $0.7 million that was recorded upon acquiring the IPR&D assets in 2013 was adjusted due to the impairment of these assets. This resulted in the recognition of a $0.7 million income tax benefit.

NOTE 8—STOCK-BASED COMPENSATION

The following table shows total stock-based compensation expense included in the condensed consolidated statements of operations for the three months ended March 31, 2015 and 2014 (in thousands):

	Three months ended
	March 31,
	2015	2014
Costs and expenses:
Research and development	$1,691	$1,073
General and administrative	1,262	834
Total stock-based compensation expense	$2,953	$1,907

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The discussion in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contains trend analysis, estimates and other forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements include, without limitation, statements containing the words “believes,” “anticipates,” “expects,” “continue,” and other words of similar import or the negative of those terms or expressions. Such forward-looking statements are subject to known and unknown risks, uncertainties, estimates and other factors that may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. You should read the following discussion and analysis along with the financial statements and notes attached to those statements included elsewhere in this report and in our annual report on Form 10-K for the year ended December 31, 2014 as filed with the SEC.

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

In January 2014 we entered into a collaborative partnership with Biogen Inc., formerly Biogen Idec Inc. (Biogen) to research, develop and commercialize our preclinical ZFP Therapeutic development program in hemoglobinopathies, targeting sickle cell disease (SCD) and beta-thalassemia. We also have a collaborative partnership with Shire International GmbH, formerly Shire AG (Shire), to research, develop and commercialize certain of our preclinical ZFP Therapeutic development programs, including programs in hemophilia, Huntington’s disease (HD) and other monogenic diseases. We have proprietary preclinical programs in several lysosomal storage disorders (LSDs). In addition, we have research stage programs in other monogenic diseases, including certain immunodeficiencies, as well as central nervous system (CNS) disorders and cancer immunotherapy.

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

For the three months ended March 31, 2015, we incurred a consolidated net loss of $5.3 million, or $0.08 per share, compared to a net loss of $7.6 million, or $0.12 per share, for the same period in 2014. As of March 31, 2015, we had cash, cash equivalents, marketable securities and interest receivable totaling $226.1 million compared to $226.6 million as of December 31, 2014. As of March 31, 2015, we had an accumulated deficit of $333.9 million.

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

Critical Accounting Estimates

The accompanying discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements and the related disclosures, which have been prepared in accordance with generally accepted accounting principles in the United States. The preparation of these financial statements requires us to make estimates, assumptions and judgments that affect the reported amounts in our consolidated financial statements and accompanying notes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe that there have been no significant changes in our critical accounting policies and estimates disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014, as filed with the SEC.

Results of Operations

Three months ended March 31, 2015 and 2014

Revenues

	Three months ended March 31,
	(in thousands, except percentage values)
	2015	2014	Change	%
Revenues:
Collaboration agreements	$12,671	$7,568	$5,103	67%
Research grants	820	548	272	50%
Total revenues	$13,491	$8,116	$5,375	66%

Total revenues consist of revenues from collaboration agreements and research grants. We anticipate revenues over the next several years will be derived primarily from our collaboration agreements with Biogen, Shire, DAS and Sigma.

Revenues from our corporate collaboration agreements were $12.7 million for the three months ended March 31, 2015, compared to $7.6 million in the corresponding period in 2014. The $5.1 million increase in collaboration agreements revenues was primarily due to an increase of $6.2 million in revenues related to our collaboration and license agreements with Sigma and Biogen, which was offset by a decrease of $1.1 million in revenues related to our collaboration and license agreements with Shire and Open Monoclonal Technology, Inc. The revenues from Sigma included recognition of revenues under our license and royalty agreement of $4.5 million. The revenues from Biogen included partial recognition of an upfront payment of $20.0 million and $1.5 million in revenues from research services. Research grant revenues were approximately $0.8 million for the three months ended March 31, 2015, compared to $0.5 million in the corresponding period in 2014, primarily due to an increase in revenue from CIRM related to the beta thalassemia program under the collaboration agreement with Biogen.

Operating Expenses

	Three months ended March 31,
	(in thousands, except percentage values)
	2015	2014	Change	%
Operating expenses:
Research and development	$14,980	$12,083	$2,897	24%
General and administrative	4,732	3,644	1,088	30%
Total expenses	$19,712	$15,727	$3,985	25%

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

Research and development expenses were $15.0 million for the three months ended March 31, 2015, compared to $12.1 million in the corresponding period in 2014. The increase of $2.9 million in research and development expenses was primarily due to an increase of $0.9 million in salaries and benefits, $0.7 million in external expenses, lab supplies and other expenses related to our hemophilia, beta-thalassemia, SCD and HD programs, $0.6 million in stock-based compensation expense and $0.5 million in clinical trial and manufacturing expenses.

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

General and administrative expenses were $4.7 million for the three months ended March 31, 2015 compared to $3.6 million for the corresponding period in 2014. The increase was primarily related to an increase of $0.4 million in stock-based compensation expense and $0.2 million in salaries and benefits.

Liquidity and Capital Resources

Liquidity

Since inception, we have incurred significant net losses and we have funded our operations primarily through the issuance of equity securities, payments from corporate collaborators and strategic partners and research grants.

As of March 31, 2015, we had cash, cash equivalents, marketable securities and interest receivable totaling $226.1 million compared to $226.6 million as of December 31, 2014.

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

Under our agreement with Shire, we received an upfront license fee of $13.0 million. Shire will reimburse us for agreed upon costs incurred in connection with research and development activities conducted by us. We are also eligible to receive milestone payments based on our achievement of specified research, regulatory, clinical development, commercialization and sales milestones, which depends upon ours and Shire’s ability to continue to progress our programs under collaboration. In 2014 we recognized $1.0 million milestone related to our hemophilia program. We will also be eligible to receive royalty payments that are a tiered double-digit percentage of net sales of products developed under the collaboration, if any.

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

Cash Flow

Operating activities. Net cash used in operating activities for the three months ended March 31, 2015 was $2.4 million. Net cash provided by operating activities for the three months ended March 31, 2014 was $11.4 million. Net cash used in operating activities for the three months ended March 31, 2015 primarily reflected the increases in net loss for the period as well as a decrease in accounts receivable, accounts payable and accrued compensation, partially offset by the increases in stock-based compensation. Net cash used in operating activities for the three months ended March 31, 2014 primarily reflected the increases in deferred revenues related to our collaboration agreement with Biogen, accounts payable and stock-based compensation, partially offset by an increase in accounts receivable and decrease in accrued compensation.

Investing activities. Net cash provided in investing activities for the three months ended March 31, 2015 was $18.4 million, while cash provided by investing activities was $3.9 million for the three months ended March 31, 2014. Cash flows from investing activities for both periods primarily related to purchases and maturities of investments.

Financing activities. Net cash provided by financing activities for the three months ended March 31, 2015 and 2014 was $3.2 million and $101.4 million, respectively. Net cash provided by financing activities for the three month period ended March 31, 2015 was primarily related to the issuance of common stock upon exercise of stock options. Net cash provided by financing activities for the three month period ended March 31, 2014 was primarily attributable to $93.8 million in net proceeds from the public offering of the Company’s common stock completed in March 2014 as well as proceeds from the issuance of common stock upon exercise of stock options.

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

Our market risks at March 31, 2015 have not changed materially from those discussed in Item 7A of our Form 10-K for the year ended December 31, 2014 on file with the SEC.

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

An investment in our common stock involves significant risk. You should carefully consider the information described in the following risk factors, together with the other information appearing elsewhere in this report, before making an investment decision regarding our common stock. While the risk factors set forth below update and supplement the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2014 (2014 Annual Report), you should review our 2014 Annual Report, including the section under the caption “Item 1A. Risk Factors,” together with the other information appearing elsewhere in this report, before making an investment decision regarding our common stock. If any of the risks described below or in our 2014 Annual Report actually occur, our business, financial conditions, results of operation and future growth prospects would likely be materially and adversely affected. In these circumstances, the market price of our common stock could decline, and you may lose all or a part of your investment in our common stock. Moreover, the risks described below and in our 2014 Annual Report are not the only ones that we face. Additional risks not presently known to us or that we currently deem immaterial may also affect our business, operating results, prospects or financial condition. You should carefully consider these risk factors, together with all of the other information included in this Form 10-Q as well as our other publicly available filings with the Securities and Exchange Commission.

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

We may experience difficulties or delays in recruiting and enrolling a sufficient number of patients to participate in our clinical trials due to a variety of reasons, including competition from other clinical trial programs for the same indication, failure of patients to meet our enrollment criteria and premature withdraws of patients prior to the completion of clinical trials. The FDA and institutional review boards may also require large numbers of patients, and the FDA may require that we repeat a clinical trial. Any delay resulting from our failure to enroll a sufficient number of patients on a timely basis may have a material adverse effect on our business.

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

Our most advanced clinical program is our Phase 2 trials to evaluate the safety and efficacy of a ZFP Therapeutic for HIV/AIDS. However, the FDA will require additional clinical testing which involves significantly greater resources, commitments and expertise and so it is likely that we would need to enter into a collaborative relationship with a pharmaceutical company that could assume responsibility for late-stage development and commercialization.

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

The number of third-party suppliers with the necessary manufacturing and regulatory expertise and facilities is limited, and it could be expensive and take a significant amount of time to arrange for alternative suppliers, which could have a material adverse effect on our business. New suppliers of any product candidate would be required to qualify under applicable regulatory requirements and would need to have sufficient rights under applicable intellectual property laws to the method of manufacturing the product candidate. Obtaining the necessary FDA approvals or other qualifications under applicable regulatory requirements and ensuring non-infringement of third-party intellectual property rights could result in a significant interruption of supply and could require the new manufacturer to bear significant additional costs which may be passed on to us.

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

We have generated operating losses since we began operations in 1995. Our net losses for the years ended December 31, 2014, 2013 and 2012 were $26.4 million, $26.6 million and $22.3 million, respectively. The extent of our future losses and the timing of profitability are uncertain, and we expect to incur losses for the foreseeable future. We have been engaged in developing our ZFP technology since inception, which has and will continue to require significant research and development expenditures. To date, we have generated our funding from issuance of equity securities, revenues derived from collaboration agreements, other strategic partnerships in non-therapeutic applications of our technology, federal government research grants and grants awarded by research foundations. As of March 31, 2015, we had an accumulated deficit of $333.9 million. Since our IPO in 2000, we have generated an aggregate of approximately $331.4 million in gross proceeds from the sale of our equity securities. We expect to continue to incur additional operating losses for the next several years as we continue to advance our ZFP Therapeutic product candidates. If the time required to generate significant product revenues and achieve profitability is longer than we currently anticipate or if we are unable to generate liquidity through equity financing or other sources of funding, we may be forced to curtail or suspend our operations.

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

In addition, in January 2014 we entered into a collaborative agreement with Biogen for the clinical development and commercialization of therapeutics based on our ZFP technology for hemoglobinopathies, including beta-thalassemia and SCD. Under the agreement, we are responsible for all discovery, research and development activities through the first human clinical trial for the first ZFP Therapeutic developed for the treatment of beta-thalassemia. In the SCD program, both parties are responsible for research and development activities through the submission of an IND.

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

Our success depends on our continued ability to attract, retain, and motivate highly qualified management and scientific personnel and our ability to develop and maintain important relationships with leading research and academic institutions and scientists. Competition for skilled and qualified personnel and academic and other research collaborations is intense. We have experienced a rate of employee turnover that we believe is typical of emerging biotechnology companies. If we lose the services of personnel with the necessary skills, including the members of our senior management team, it could significantly impede the achievement of our research and development objectives. If we fail to negotiate additional acceptable collaborations with academic and other research institutions and scientists, or if our existing collaborations are unsuccessful, our ZFP Therapeutic development programs may be delayed or may not succeed.

Risks Relating to our Common Stock and Corporate Organization

Our stock price has been volatile and may continue to be volatile, which could result in substantial losses for investors.

During the three months ended March 31, 2015, the closing price of our common stock, as reported by the NASDAQ Global Select Market, ranged from a low of $12.64 to high of $18.54. During the fiscal year ended December 31, 2014, our common stock price fluctuated, ranging from a low of $9.85 to a high of $23.86. Volatility in our common stock could cause stockholders to incur substantial losses. An active public market for our common stock may not be sustained, and the market price of our common stock may continue to be highly volatile. The market price of our common stock has fluctuated significantly in response to various factors, some of which are beyond our control, including but not limited to the following:

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

We are also subject to Section 203 of the Delaware General Corporation Law, which provides, subject to certain exceptions, that if a person acquires 15% of our voting stock, the person is an “interested stockholder” and may not engage in “business combinations” with us for a period of three years from the time the person acquired 15% or more or our voting stock.  The application of Section 203 may, in some circumstances, deter or prevent a change in control of our company even when such change may be beneficial to our stockholders.

ITEM 6.	EXHIBITS

(a) Exhibits:

10.1†	Research, Development and Commercialization Agreement dated October 24, 2006 between Sangamo and Juvenile Diabetes Research Foundation International.

10.2†	First Amendment to the Research, Development and Commercialization Agreement between Sangamo and Juvenile Diabetes Research Foundation International, dated January 8, 2010.

31.1	Rule 13a — 14(a) Certification by President and Chief Executive Officer

31.2	Rule 13a — 14(a) Certification by Principal Financial and Accounting Officer

32.1	Certification Pursuant to 18 U.S.C. Section 1350

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

† The Company is filing a full and unredacted version of the agreement following the expiration of the confidential treatment order previously granted by the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: April 28, 2015

SANGAMO BIOSCIENCES, INC.

/s/ H. WARD WOLFF
H. Ward Wolff
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)