Form 10-Q
period 2015-06-30
SANGAMO BIOSCIENCES INC
filed 2015-08-06
CIK 1001233

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

As of August 4, 2015, 69,861,164 shares of the issuer’s common stock, par value $0.01 per share, were outstanding.

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

ZFP Therapeutic® is a registered trademark of Sangamo BioSciences, Inc.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

SANGAMO BIOSCIENCES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited; in thousands, except share and per share amounts)

	June 30,	December 31,
	2015	2014
ASSETS
Current assets:
Cash and cash equivalents	$10,768	$6,030
Marketable securities	203,462	172,932
Interest receivable	393	423
Accounts receivable	5,179	10,368
Prepaid expenses	1,089	623
Restricted cash	-	320
Other current assets	114	183
Total current assets	221,005	190,879
Marketable securities, non-current	3,948	47,260
Property and equipment, net	3,217	1,479
Intangible assets, in-process research and development	—	1,870
Goodwill	1,585	1,585
Other assets	193	139
Total assets	$229,948	$243,212
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$9,512	$8,704
Accrued compensation and employee benefits	2,020	2,853
Escrow liability	-	275
Deferred revenues	9,524	9,050
Total current liabilities	21,056	20,882
Deferred revenues, non-current	8,948	13,149
Contingent consideration liability	—	1,800
Deferred tax liability	—	748
Total liabilities	30,004	36,579
Commitments and contingencies
Stockholders' equity:
Common stock, $0.01 par value; 160,000,000 shares authorized, 69,802,697 and 69,062,394 shares issued and outstanding at June 30, 2015, and December 31, 2014, respectively	698	690
Additional paid-in capital	545,244	534,518
Accumulated deficit	(345,995)	(328,550)
Accumulated other comprehensive loss	(3)	(25)
Total stockholders' equity	199,944	206,633
Total liabilities and stockholders' equity	$229,948	$243,212

See accompanying notes.

SANGAMO BIOSCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited; in thousands, except per share amounts)

	Three months ended		Six months ended
	June 30,		June 30,
	2015	2014	2015	2014
Revenues:
Collaboration agreements	$7,801	$9,721	$20,472	$17,289
Research grants	557	664	1,377	1,212
Total revenues	8,358	10,385	21,849	18,501
Operating expenses:
Research and development	15,618	13,460	30,598	25,543
General and administrative	5,017	3,972	9,749	7,616
Total operating expenses	20,635	17,432	40,347	33,159
Loss from operations	(12,277)	(7,047)	(18,498)	(14,658)
Interest and other income, net	151	66	305	105
Loss before income taxes	(12,126)	(6,981)	(18,193)	(14,553)
Benefit from income taxes	-	—	748	—
Net loss	$(12,126)	$(6,981)	$(17,445)	$(14,553)
Basic and diluted net loss per share	$(0.17)	$(0.10)	$(0.25)	$(0.22)
Shares used in computing basic and diluted net loss per share	69,684	67,980	69,485	65,603

See accompanying notes.

SANGAMO BIOSCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited; in thousands)

	Three months ended		Six months ended
	June 30,		June 30,
	2015	2014	2015	2014
Net loss	$(12,126)	$(6,981)	$(17,445)	$(14,553)
Change in unrealized gain (loss) on available-for-sale securities	(28)	12	22	21
Comprehensive loss	$(12,154)	$(6,969)	$(17,423)	$(14,532)

See accompanying notes.

SANGAMO BIOSCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited: in thousands)

	Six months ended
	June 30,
	2015	2014
Operating Activities:
Net loss	$(17,445)	$(14,553)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	428	250
Amortization of premium on marketable securities	464	583
Stock-based compensation	5,836	4,036
Change in fair value of contingent consideration liability	(1,800)	80
Intangible impairment	1,870	—
Benefit from income taxes	(748)	—
Net changes in operating assets and liabilities:
Interest receivable	30	27
Accounts receivable	5,189	(3,814)
Prepaid expenses and other assets	(131)	(1,076)
Accounts payable and accrued liabilities	449	1,329
Accrued compensation and employee benefits	(833)	(1,221)
Deferred revenues	(3,727)	17,164
Net cash provided by / (used in) operating activities	(10,418)	2,805
Investing Activities:
Purchases of marketable securities	(120,895)	(67,003)
Maturities of marketable securities	133,235	50,604
Purchases of property and equipment	(2,082)	(465)
Net cash provided by / (used in) investing activities	10,258	(16,864)
Financing Activities:
Proceeds from public offering of common stock, net of issuance costs	—	93,796
Taxes paid related to net share settlement of equity awards	(48)	—
Proceeds from issuance of common stock	4,946	9,347
Net cash provided by financing activities	4,898	103,143
Net increase in cash and cash equivalents	4,738	89,084
Cash and cash equivalents, beginning of period	6,030	10,186
Cash and cash equivalents, end of period	$10,768	$99,270
Supplemental disclosure of noncash investing activities:
Property and equipment included in accrued liabilities	$84	$—

See accompanying notes.

SANGAMO BIOSCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2015

(Unaudited)

NOTE 1—BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Sangamo BioSciences, Inc. (“Sangamo” or the “Company”) have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015. The condensed consolidated balance sheet data at December 31, 2014 were derived from the audited consolidated financial statements included in Sangamo’s Form 10-K for the year ended December 31, 2014, as filed with the SEC. These financial statements should be read in conjunction with the financial statements and footnotes thereto for the year ended December 31, 2014, included in Sangamo’s Form 10-K, as filed with the SEC.

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

Recent Accounting Standards

In May 2014 the Financial Accounting Standards Board issued ASU 2014-09, Revenue from Contracts with Customers (ASU 2014-09). This standard outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The main principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. ASU 2014-09 provides companies with two implementation methods: (i) apply the standard retrospectively to each prior reporting period presented (full retrospective application); or (ii) apply the standard retrospectively with the cumulative effect of initially applying the standard as an adjustment to the opening balance of retained earnings of the annual reporting period that includes the date of initial application (modified retrospective application). This guidance is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period, and early application is not permitted. The Company is currently in the process of evaluating the impact of the pending adoption of ASU 2014-09 on its consolidated financial statements.

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

The fair value measurements of the Company’s cash equivalents, available-for-sale marketable securities and contingent consideration liability are identified at the following levels within the fair value hierarchy (in thousands):

	June 30, 2015
	Fair Value Measurements
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents:
Money market funds	$7,229	$7,229	$—	$—
Total	7,229	7,229	—	—
Marketable securities:
Commercial paper securities	25,549	—	25,549	—
Corporate debt securities	28,491	—	28,491	—
U.S. government sponsored entity debt securities	153,370	—	153,370	—
Total	207,410	—	207,410	—
Total cash equivalents and marketable securities	$214,639	$7,229	$207,410	$—

	December 31, 2014
	Fair Value Measurements
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents:
Money market funds	$3,182	$3,182	$—	$—
Total	3,182	3,182	—	—
Marketable securities:
Commercial paper securities	33,748	—	33,748	—
Corporate debt securities	22,813	—	22,813	—
U.S. government sponsored entity debt securities	163,631	—	163,631	—
Total	220,192	—	220,192	—
Total cash equivalents and marketable securities	$223,374	$3,182	$220,192	$—
Liabilities:
Contingent consideration liability	$1,800	$—	$—	$1,800
Total	$1,800	$—	$—	$1,800

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

Subsequent changes in the fair value of this contingent consideration liability are recorded to the research and development (R&D) expense line item in the Condensed Consolidated Statements of Operations as operating expenses. During the six months ended June 30, 2015, the recognized amount of the liability for contingent consideration decreased by $1.8 million due to the decrease in the probability of incurring potential future royalty payments associated with the impairment of the in-process research and development (IPR&D) assets acquired from Ceregene (see Note 6).

Fair value as of December 31, 2014	$1,800
Change in fair value	(1,800)
Fair value as of June 30, 2015	$—

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

The table below summarizes the Company’s investments (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	(Losses)	Fair Value
June 30, 2015
Cash equivalents:
Money market funds	$7,229	$—	$—	$7,229
Total	7,229	—	—	7,229
Available-for-sale securities:
Commercial paper securities	$25,536	$13	$—	$25,549
Corporate debt securities	28,506	—	(15)	28,491
U.S. government sponsored entity debt securities	153,371	—	(1)	153,370
Total	207,413	13	(16)	207,410
Total cash equivalents and available-for-sale securities	$214,642	$13	$(16)	$214,639
December 31, 2014
Cash equivalents:
Money market funds	$3,182	$—	$—	$3,182
Total	3,182	—	—	3,182
Available-for-sale securities:
Commercial paper securities	$33,715	$33	$—	$33,748
Corporate debt securities	22,831	—	(18)	22,813
U.S. government sponsored entity debt securities	163,671	—	(40)	163,631
Total	220,217	33	(58)	220,192
Total cash equivalents and available-for-sale securities	$223,399	$33	$(58)	$223,374

The Company had no other-than-temporary impairments of its investments for the six months ended June 30, 2015 or the twelve months ended December 31, 2014.

NOTE 4—BASIC AND DILUTED NET LOSS PER SHARE

Basic net loss per share has been computed by dividing the net loss by the weighted-average number of shares of common stock outstanding during the period. Diluted net loss per share is calculated by dividing net loss by the weighted-average number of shares of common stock and potential dilutive securities outstanding during the period.

Because Sangamo is in a net loss position, diluted net loss per share excludes the effects of common stock equivalents consisting of stock options, which are anti-dilutive. The total number of shares subject to stock options outstanding excluded from consideration in the calculation of diluted net loss per share for the three and six months ended June 30, 2015 and 2014 were 7,350,287 and 7,243,724, respectively.

NOTE 5—MAJOR CUSTOMERS, PARTNERSHIPS AND STRATEGIC ALLIANCES

Collaboration Agreements

Collaboration and License Agreement with Biogen Inc. in Human Therapeutics

In January 2014 the Company entered into a Global Research, Development and Commercialization Collaboration and License Agreement (the “Biogen Agreement”) with Biogen, pursuant to which Sangamo and Biogen collaborate to discover, develop, seek regulatory approval for and commercialize therapeutics based on Sangamo’s zinc finger DNA-binding protein (ZFP) technology for hemoglobinopathies, including beta-thalassemia and sickle cell disease (SCD).

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

The Company has identified the deliverables within the arrangement as a license to the technology and on-going research services activities. The Company has concluded that the license is not a separate unit of accounting as it does not have stand-alone value to Biogen apart from the research services to be performed pursuant to the Biogen Agreement. As a result, the Company will recognize revenue from the upfront payment on a straight-line basis over a forty-month estimated initial research term during which the Company will perform research services. As of June 30, 2015, the Company has deferred revenue of $12.4 million related to the Biogen Agreement.

Revenues recognized under the agreement with Biogen for the three and six months ended June 30, 2015 and 2014 are as follows (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2015	2014	2015	2014
Revenue related to Biogen Collaboration:
Recognition of upfront fee	$1,540	$1,540	$3,063	$2,200
Research services	1,701	1,338	3,233	1,761
Total	$3,241	$2,878	$6,296	$3,961

Related costs and expenses incurred under the Biogen agreement related to the beta-thalassemia project, which was co-funded with California Institute for Regenerative Medicine (CIRM), were $1.0 million and $1.3 million during the three months ended June 30, 2015 and, 2014, respectively and $2.4 million and $2.5 million during the six months ended June 30, 2015 and, 2014, respectively. Related costs and expenses for other projects including sickle cell disease under the Biogen agreement were $1.0 million and $0.3 million during the three months ended June 30, 2015 and, 2014, respectively and $2.1 million and $0.3 million during the six months ended June 30, 2015 and 2014, respectively.

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

All contingent payments under the Shire Agreement, when earned, will be non-refundable and non-creditable. The Company has evaluated the contingent payments under the Shire Agreement based on the authoritative guidance for research and development milestones and determined that certain of these payments meet the definition of a milestone and that all such milestones are evaluated to determine if they are considered substantive milestones. Milestones are considered substantive if they are related to events (i) that can be achieved based in whole or in part on either the Company’s performance or on the occurrence of a specific outcome resulting from the Company’s performance, (ii) for which there was substantive uncertainty at the date the agreement was entered into that the event would be achieved and (iii) that would result in additional payments being due to the Company. Accordingly, revenue for the achievement of milestones that are determined to be substantive will be recognized in their entirety in the period the milestones are achieved and collectability is reasonably assured. Revenue for the achievement of milestones that are not substantive will be recognized over the remaining period of the Shire Agreement, assuming all other applicable revenue recognition criteria have been met. In 2014 Sangamo recognized a $1.0 million milestone payment related to the hemophilia program.

The Company has identified the deliverables within the arrangement as a license to the technology and on-going research services activities. The Company has concluded that the license is not a separate unit of accounting as it does not have stand-alone value to Shire apart from the research services to be performed pursuant to the Shire Agreement. As a result, the Company will recognize revenue from the upfront payment on a straight-line basis over a six-year initial research term during which the Company will perform research services. As of June 30, 2015, the Company has deferred revenue of $6.0 million related to the Shire Agreement.

Revenues recognized under the agreement with Shire for the three and six months ended June 30, 2015 and 2014, were as follows (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2015	2014	2015	2014
Revenue related to Shire Collaboration:
Recognition of upfront fee	$542	$542	$1,083	$1,083
Research services	3,894	5,930	8,416	10,910
Total	$4,436	$6,472	$9,499	$11,993

Related costs and expenses incurred under the Shire agreement were $4.2 million and $5.6 million during the three months ended June 30, 2015 and 2014, respectively and $8.7 million and $10.4 million during the six months ended June 30, 2015 and 2014, respectively.

Agreement with Sigma-Aldrich Corporation in Laboratory Research Reagents, Transgenic Animal and Commercial Protein Production Cell-line Engineering

In July 2007 the Company entered into a license agreement (the “Sigma Agreement”) with Sigma-Aldrich Corporation (Sigma). Under the Sigma Agreement, Sangamo agreed to provide Sigma with access to Sangamo’s proprietary ZFP technology and the exclusive right to use the technology to develop and commercialize research reagent products and services in the research field, excluding certain agricultural research uses that Sangamo previously licensed to Dow AgroSciences LLC (DAS). Under the Sigma Agreement, Sangamo and Sigma agreed to conduct a three-year research program to develop laboratory research reagents using Sangamo’s ZFP technology during which time Sangamo agreed to assist Sigma in connection with its efforts to market and sell services employing the Company’s ZFP technology in the research field. Sangamo has transferred its ZFP manufacturing technology to Sigma.

In October 2009 the Company expanded the Sigma Agreement. In addition to the original terms of the Sigma Agreement, Sigma received exclusive rights to develop and distribute ZFP-modified cell lines for commercial production of protein pharmaceuticals and certain ZFP-engineered transgenic animals for commercial applications. Under the terms of the Sigma Agreement as expanded in 2009, Sigma made an upfront cash payment of $20.0 million consisting of a $4.9 million purchase of 636,133 shares of Sangamo common stock and a $15.1 million upfront license fee. The upfront license fee was recognized on a straight-line basis from the effective date of the expanded license through July 2010, which represents the period over which Sangamo was obligated to perform research services for Sigma. Sangamo is also eligible to receive commercial license fees of $5.0 million based upon a percentage of net sales. As of June 30, 2015 Sangamo has received the entire $5.0 million of commercial license fees and is eligible to receive royalty payments of 10.5% of net sales and sublicensing revenue. In addition, upon the achievement of certain cumulative commercial milestones Sigma will make milestone payments to Sangamo up to an aggregate of $25.0 million.

Revenues recognized under the agreement with Sigma for the three and six months ended June 30, 2015 and 2014, were as follows (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2015	2014	2015	2014
Revenue related to Sigma Collaboration:
Royalty revenues	$28	$97	$293	$203
License fee revenues	21	—	4,277	179
Total	$49	$97	$4,570	$382

Related costs and expenses incurred under the Sigma agreement were $0.1 million and $0.1 million during the three months ended June 30, 2015 and 2014, respectively. Related costs and expenses incurred under the Sigma agreement were $0.3 million and $0.1 million during the six months ended June 30, 2015 and 2014, respectively.

Agreement with Dow AgroSciences in Plant Agriculture

In October 2005 the Company entered into an exclusive commercial license agreement with DAS (the “DAS Agreement”). Under the DAS Agreement, Sangamo provides DAS with access to Sangamo’s proprietary ZFP technology and the exclusive right to use the technology to modify the genomes or alter the nucleic acid or protein expression of plant cells, plants, or plant cell cultures. Sangamo has retained rights to use plants or plant-derived products to deliver ZFP transcription factors (ZFP TFs) or ZFP nucleases (ZFNs) into humans or animals for diagnostic, therapeutic or prophylactic purposes. The DAS Agreement provided for an initial three-year research term. In June 2008, DAS exercised its option under the agreement to obtain a commercial license to sell products incorporating or derived from plant cells generated using the Company’s ZFP technology, including agricultural crops, industrial products and plant-derived biopharmaceuticals. The exercise of the option triggered a one-time commercial license fee of $6.0 million, payment of the remaining $2.3 million of the previously agreed $4.0 million in research milestones, development and commercialization milestone payments for each product, and royalties on sales of products. Furthermore, DAS has the right to sublicense Sangamo’s ZFP technology to third parties for use in plant cells, plants or plant cell cultures. Sangamo will be entitled to 25% of any cash consideration received by DAS under such sublicenses. In December 2010, the Company amended the DAS Agreement to extend the period of reagent manufacturing services and research services through December 31, 2012.

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

There were no revenues or related costs and expenses recognized under the DAS Agreement during the three and six months ended June 30, 2015 and 2014, respectively.

Funding from Research Foundations

California Institute for Regenerative Medicine - HIV

In October 2009 CIRM, a State of California entity, granted a $14.5 million Disease Team Research Award to develop an HIV/AIDS therapy based on the application of ZFN genome editing technology in hematopoietic stem progenitor cells (HSPCs). The four-year grant supports an innovative research project conducted by a multidisciplinary team of investigators, including investigators from the University of Southern California, City of Hope National Medical Center and Sangamo BioSciences. Sangamo received funds totaling $5.2 million from the total amount awarded based on expenses incurred for research and development efforts by Sangamo as prescribed in the agreement, and subject to its terms and conditions. The award is intended to substantially fund Sangamo’s research and development efforts related to the agreement. The State of California has the right to receive, subject to the terms and conditions of the agreement between Sangamo and CIRM, payments from Sangamo resulting from sales of a commercial product resulting from research and development efforts supported by the grant. As of December 31, 2013, all revenues under the award had been recognized and all funds had been received.

There were no revenues attributable to research and development performed under the CIRM 2009 grant agreement during the three and six months ended June 30, 2015 and 2014, respectively. Related costs and expenses incurred under the CIRM grant agreement were $0.0 million and $0.7 million during the three months ended June 30, 2015 and 2014, respectively and $0.2 million and $1.0 million during the six months ended June 30, 2015 and 2014, respectively.

In May 2014 CIRM agreed to fund a $5.6 million Strategic Partnership Award to fund the clinical studies of this potentially curative ZFP Therapeutic for HIV/AIDS based on the application of its ZFN genome editing technology in HSPCs. The four year grant provides matching funds to support evaluation of the Company’s stem cell-based ZFP Therapeutic in a clinical trial in HIV-infected individuals conducted at City of Hope. The Company expects funding for this grant to commence in 2015.

There were no revenues attributable to research and development performed under the Strategic Partnership Award during the three and six months ended June 30, 2015 and 2014, respectively. Related costs and expenses incurred under the CIRM Strategic Partnership Award were $0.4 million and $0.0 million during the three months ended June 30, 2015 and 2014, respectively and $0.7 million and $0.0 million during the six months ended June 30, 2015 and 2014, respectively.

California Institute for Regenerative Medicine - Beta-Thalassemia

In May 2013 CIRM granted Sangamo a $6.4 million Strategic Partnership Award to develop a potentially curative ZFP Therapeutic for beta-thalassemia based on the application of its ZFN genome editing technology in HSCs. The four-year grant provides matching funds for preclinical work to support an IND application and a Phase 1 clinical trial in transfusion-dependent beta-thalassemia patients using the BCL11A knockout strategy. On May 13, 2015, Sangamo announced a consolidated development path for its beta-thalassemia and SCD programs using the “BCL11A Enhancer” target.  Due to the switch to the BCL11A Enhancer strategy, CIRM and Sangamo terminated the Strategic Partnership Award as of June 30, 2015.  Sangamo agreed to return $3.0 million in unused funds received from CIRM under the award within 90 days of the grant termination date.

Revenue attributable to research and development performed under the CIRM grant agreement for beta-thalassemia was $0.5 million and $0.3 million during the three months ended June 30, 2015 and 2014, respectively and $1.2 million and $0.7 million during the six months ended June 30, 2015 and 2014, respectively. Related costs and expenses incurred under the CIRM grant agreement were $0.5 million and $0.4 million during the three months ended June 30, 2015 and 2014, respectively and $1.2 million and $0.7 million during the six months ended June 30, 2015 and 2014, respectively.

NOTE 6—INTANGIBLE ASSETS

Intangible assets for IPR&D consisted of two clinical product candidates from our 2013 acquisition of Ceregene. IPR&D is an intangible asset classified as indefinite-lived until the completion or abandonment of the associated research and development effort, and is amortized over an estimated useful life to be determined at the date the project is completed.

The carrying values of these intangibles assets are as follows (in thousands):

	As of	As of
	June 30, 2015	December 31, 2014

CERE-110 for the treatment of Alzheimer's disease	$—	$1,640
CERE-120 for the treatment of Parkinson's disease	—	230
Total identifiable intangible assets	$—	$1,870

In the first quarter of 2015, the Company received clinical data that demonstrated no statistically significant difference between the control group and the group treated with CERE-110 for Alzheimer’s disease. Subsequently, the Company decided to discontinue the CERE-110 and CERE-120 clinical trial programs. As such, the probability of achieving projected revenues and cash flows associated with these programs were adversely affected. Given these results, the Company does not believe the programs have an alternative future use for itself or other market participants. Accordingly, during the six months ended June 30, 2015, the Company recognized a $1.9 million impairment charge related to these assets. The impairment is recorded in research and development expense in the accompanying condensed consolidated statements of operations.

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

During the six months ended June 30, 2015 the deferred tax liability of $0.7 million that was recorded upon acquiring the IPR&D assets in 2013 was adjusted due to the impairment of these assets. This resulted in the recognition of a $0.7 million income tax benefit.

NOTE 8—STOCK-BASED COMPENSATION

The following table shows total stock-based compensation expense included in the condensed consolidated statements of operations for the three and six months ended June 30, 2015 and 2014 (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2015	2014	2015	2014
Costs and expenses:
Research and development	$1,734	$1,163	$3,425	$2,236
General and administrative	1,149	966	2,411	1,800
Total stock-based compensation expense	$2,883	$2,129	$5,836	$4,036

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

We are a clinical stage biopharmaceutical company focused on the research, development and commercialization of engineered DNA-binding proteins for the development of novel therapeutic strategies for unmet medical needs. Our current mission is to develop ZFP Therapeutics®, or human therapeutics based on our proprietary zinc finger DNA-binding protein (ZFP) technology, through early stage clinical testing, strategically partner with biopharmaceutical companies at points of value inflection and have the partners execute late-stage clinical trials and commercial development. In the long-term, our goal is to integrate marketing and development operations and to capture the value of late-stage and commercial ZFP Therapeutic products for ourselves.

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

The main focus for our company is the development of novel human therapeutics and we are building a pipeline of ZFP Therapeutics. Our lead ZFP Therapeutic, SB-728-T, a ZFN-modified autologous T-cell product for the treatment of HIV/AIDS, is the first therapeutic application of our ZFN technology and is being evaluated in a Phase 1 and Phase 2 clinical trial in HIV-infected subjects.

In January 2014 we entered into a collaborative partnership with Biogen Inc., formerly Biogen Idec Inc. (Biogen) to research, develop and commercialize our preclinical ZFP Therapeutic development program in hemoglobinopathies, targeting sickle cell disease (SCD) and beta-thalassemia. We also have a collaborative partnership with Shire International GmbH, formerly Shire AG (Shire), to research, develop and commercialize certain of our preclinical ZFP Therapeutic development programs, including programs in hemophilia, Huntington’s disease (HD) and other monogenic diseases.  We also have proprietary preclinical programs in several lysosomal storage disorders (LSDs). In addition, we have research stage programs in other monogenic diseases, including certain immunodeficiencies, as well as central nervous system (CNS) disorders and cancer immunotherapy.

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

For the three months ended June 30, 2015, we incurred a consolidated net loss of $12.1 million, or $0.17 per share, compared to a net loss of $7.0 million, or $0.10 per share, for the same period in 2014. For the six months ended June 30, 2015, we incurred a consolidated net loss of $17.4 million, or $0.25 per share, compared to a net loss of $14.6 million, or $0.22 per share, for the same period in 2014. As of June 30, 2015, we had cash, cash equivalents, marketable securities and interest receivable totaling $218.6 million compared to $226.6 million as of December 31, 2014. As of June 30, 2015, we had an accumulated deficit of $346.0 million.

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

In the development of our ZFP technology platform, we are focusing our resources on higher-value ZFP Therapeutic product development and less on our non-therapeutic applications. Development of novel therapeutic products is costly and is subject to a lengthy and uncertain regulatory process at the FDA. Our future products will be gene-based therapeutics. Adverse events in both our own clinical program and other programs may have a negative impact on regulatory approval, the willingness of potential commercial partners to enter into agreements and public perception.

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

Results of Operations

Three and six months ended June 30, 2015 and 2014

Revenues

	Three months ended June 30,				Six months ended June 30,
	(in thousands, except percentage values)				(in thousands, except percentage values)
	2015	2014	Change	%	2015	2014	Change	%
Revenues:
Collaboration agreements	$7,801	$9,721	$(1,920)	(20%)	$20,472	$17,289	$3,183	18%
Research grants	557	664	(107)	(16%)	1,377	1,212	165	14%
Total revenues	$8,358	$10,385	$(2,027)	(20%)	$21,849	$18,501	$3,348	18%

Total revenues consist of revenues from collaboration agreements and research grants. We anticipate revenues over the next several years will be derived primarily from our collaboration agreements with Biogen, Shire, DAS and Sigma.

Revenues from our corporate collaboration agreements were $7.8 million for the three months ended June 30, 2015, compared to $9.7 million in the corresponding period in 2014. The $1.9 million decrease in collaboration agreements revenues was primarily due to a decrease of $2.0 million in revenues related to our collaboration and license agreement with Shire and a $0.2 million decrease for royalty payment obligations under our license agreement with Sigma and other strategic partners, partially offset by an increase of $0.4 million in revenues related to our collaboration and license agreement with Biogen.  The revenues from Shire included $3.9 million from research services and $0.5 million related to partial recognition of an upfront license fee of $13.0 million.  The revenues from Biogen included $1.7 million from research services and partial recognition of an upfront payment of $20.0 million. Research grant revenues were approximately $0.6 million for the three months ended June 30, 2015, compared to $0.7 million in the corresponding period in 2014.

Revenues from our corporate collaboration agreements were $20.5 million for the six months ended June 30, 2015, compared to $17.3 million in the corresponding period in 2014. The increase of $3.2 million in collaboration agreement revenues was primarily attributable to a $4.2 million increase in revenues related to our agreement with Sigma and a $2.3 million increase in revenues related to our agreement with Biogen, partially offset by a $2.5 million decrease in revenues related to our agreement with Shire and $0.8 million decrease under our license agreement with Open Monoclonal Technology, Inc. Research grant revenues were $1.4 million for the six months ended June 30, 2015, compared to $1.2 million in the corresponding period in 2014.

Operating Expenses

	Three months ended June 30,				Six months ended June 30,
	(in thousands, except percentage values)				(in thousands, except percentage values)
	2015	2014	Change	%	2015	2014	Change	%
Operating expenses:
Research and development	$15,618	$13,460	$2,158	16%	$30,598	$25,543	$5,055	20%
General and administrative	5,017	3,972	1,045	26%	9,749	7,616	2,133	28%
Total expenses	$20,635	$17,432	$3,203	18%	$40,347	$33,159	$7,188	22%

Research and development

Research and development expenses consist primarily of salaries and personnel related expenses, including stock-based compensation, laboratory supplies, preclinical and clinical studies, manufacturing expenses, allocated facilities expenses, subcontracted research expenses and expenses for technology licenses. In 2015, we established a Technical Operations group to manage the relationships with third-party vendors used in our manufacturing processes as well as to improve our process development and increase our overall manufacturing capabilities.  We expect to continue to devote substantial resources to research and development in the future and expect research and development expenses to increase in the next several years if we are successful in advancing our HIV/AIDS program in the clinic and if we are able to move our earlier stage ZFP Therapeutic product candidates into clinical trials. We also expect that expenses related to research performed under our collaboration and license agreements with Biogen and Shire will increase our research and development expenses during the terms of the agreements. Pursuant to the terms of the agreements with Biogen and Shire, future expenses for research activities under the collaboration will be reimbursed, including internal employee and external research costs related to the programs. The reimbursement for these services will be recognized as revenue as the expenses are incurred and collection is reasonably assured.

Research and development expenses were $15.6 million for the three months ended June 30, 2015, compared to $13.5 million in the corresponding period in 2014. The increase of $2.1 million in research and development expenses was primarily due to increases of $0.7 million in salaries and benefits and $0.6 million in stock-based compensation expense as well as a $0.8 million increase in facilities and lab supply expenses.  These increase in operating expenses are primarily attributable to increased headcount in the Technical Operations group.

Research and development expenses were $30.6 million for the six months ended June 30, 2015, compared to $25.5 million in the corresponding period in 2014. The increase of $5.1 million in research and development expenses was primarily due to an increase of $1.6 million in salaries and benefits and $1.2 million in stock-based compensation expense as well as $0.6 million increase in facilities expense related to increased headcount in the Technical Operations group.  Additionally, the increase was partially due to $0.7 million increase in clinical trial and manufacturing expenses.

General and administrative

General and administrative expenses consist primarily of salaries and personnel related expenses, including stock-based compensation, other expenses for executive, finance and administrative personnel, professional fees, allocated facilities expenses, patent prosecution expenses and other general corporate expenses. As we continue to pursue clinical and commercial development of our therapeutic programs, we expect the business aspects of the Company to become more complex. In the future we may be required to add personnel and incur additional expenses related to the maturity of our business.

General and administrative expenses were $5.0 million for the three months ended June 30, 2015 compared to $4.0 million for the corresponding period in 2014. The increase was primarily related to an increase of $0.6 million in professional fees and consulting expense, $0.2 million in stock-based compensation expense and $0.2 million in salaries and benefits.

General and administrative expenses were $9.7 million for the six month period ended June 30, 2015 and $7.6 million for the corresponding period in 2014. The increase was primarily related to an increase of $1.0 million in professional fees and consulting expense, $0.6 million in stock-based compensation expense and $0.4 million in salaries and benefits.

Liquidity and Capital Resources

Liquidity

Since inception, we have incurred significant net losses and we have funded our operations primarily through the issuance of equity securities, payments from corporate collaborators and strategic partners and research grants.

As of June 30, 2015, we had cash, cash equivalents, marketable securities and interest receivable totaling $218.6 million compared to $226.6 million as of December 31, 2014.

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

Under our agreement with Shire, we received an upfront license fee of $13.0 million in 2012. Shire will reimburse us for agreed upon costs incurred in connection with research and development activities conducted by us. We are also eligible to receive milestone payments based on our achievement of specified research, regulatory, clinical development, commercialization and sales milestones, which depends upon ours and Shire’s ability to continue to progress our programs under collaboration. In 2014 we recognized $1.0 million milestone related to our hemophilia program. We will also be eligible to receive royalty payments that are a tiered double-digit percentage of net sales of products developed under the collaboration, if any.

Under our agreement with Biogen, we received an upfront license fee of $20.0 million in 2014. Biogen will reimburse us for agreed upon costs incurred in connection with research and development activities conducted by us. In addition, we are eligible to receive development milestone payments upon the achievement of specified regulatory, clinical development and commercialization milestones. We will also be eligible to receive incremental royalties for each licensed product that are a tiered double-digit percentage of annual net sales of such product, if any.

Cash Flow

Operating activities. Net cash used in operating activities for the six months ended June 30, 2015 was $10.4 million. Net cash provided by operating activities for the six months ended June 30, 2014 was $2.8 million. Net cash used in operating activities for the six months ended June 30, 2015 primarily reflected the increases in net loss for the period as well as a decrease in deferred revenue, partially offset by the increases in stock-based compensation and a decrease in accounts receivable. Net cash used in operating activities for the six months ended June 30, 2014 primarily reflected the increases in deferred revenues related to our collaboration agreement with Biogen, accounts payable and stock-based compensation, partially offset by an increase in accounts receivable and decrease in accrued compensation.

Investing activities. Net cash provided in investing activities for the six months ended June 30, 2015 was $10.3 million, while cash used in investing activities was $16.9 million for the six months ended June 30, 2014. Cash flows from investing activities for both periods primarily related to purchases and maturities of investments.

Financing activities. Net cash provided by financing activities for the six months ended June 30, 2015 and 2014 was $4.9 million and $103.1 million, respectively. Net cash provided by financing activities for the six month period ended June 30, 2015 was primarily related to the issuance of common stock upon exercise of stock options. Net cash provided by financing activities for the six month period ended June 30, 2014 was primarily attributable to $93.8 million in net proceeds from the public offering of the Company’s common stock completed in March 2014 as well as proceeds from the issuance of common stock upon exercise of stock options.

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

Our future capital requirements will depend on many factors and are not limited to the following:

•	the initiation, progress, timing and completion of clinical trials for our product candidates;
•	the outcome, timing and cost of regulatory approvals;
•	the success of our collaborations with Shire, Biogen and other partners;
•	delays that may be caused by changing regulatory requirements;
•	the number of product candidates that we pursue;
•	the costs involved in filing and prosecuting patent applications and enforcing and defending patent claims;
•	the timing and terms of future in-licensing and out-licensing transactions;
•	the cost of procuring clinical and commercial supplies, including the cost to manufacture our ZFP therapeutic products;
•	investment made in the development of internal process development and manufacturing capabilities;
•	the extent to which we acquire or invest in businesses, products or technologies; and
•	the costs of litigation.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our primary exposure to market risk is interest income sensitivity relating to our cash, cash equivalents and investments, which is affected by changes in the general level of U.S. interest rates. We do not have any foreign currency or other derivative financial instruments.

Our market risks at June 30, 2015 have not changed materially from those discussed in Item 7A of our Form 10-K for the year ended December 31, 2014 on file with the SEC.

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

ITEM 5.	OTHER INFORMATION

On July 27, 2015, our Board of Directors (the “Board”) approved a new form of indemnification agreement (the “Indemnification Agreement”) to be entered into with the Company’s directors and certain officers to be designated by the Board (each, an “Indemnitee”). The indemnification agreement clarifies and enhances the rights and obligations of the Company and the Indemnitee with respect to indemnification and advancement of expenses provided in the prior form of indemnification agreement and the Company’s Certificate of Incorporation.

The Indemnification Agreement requires the Company, among other things, to indemnify the Indemnitee to the fullest extent permitted by applicable law, on the terms set forth in the agreement, against all expenses, liabilities and losses actually and reasonably incurred or paid by the Indemnitee or on the Indemnitee’s behalf in connection with certain legal proceedings, including shareholder derivative law suits, by reason of the fact that the Indemnitee was a director, officer, employee or the Company, and to advance expenses incurred by the Indemnitee in defending any proceeding against the Indemnitee with respect to which the Indemnitee may be entitled to indemnification by the Company.  The Indemnification Agreement also provides certain exceptions to the Company’s obligations of indemnification and specifies the substantive and procedural requirements for determining the indemnifiable amount payable by the Company.  In addition, the Indemnification Agreement establishes procedures for the payment of indemnifiable amount in the event of a change of control or the occurrence of other corporate transactions.   The foregoing description of the form of Indemnification Agreement is only a summary and is qualified in its entirety by reference to the full text of the form of Indemnification Agreement, which is filed as Exhibit 10.2 to this Quarterly Report on Form 10-Q and is incorporated by reference.

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

We are conducting an ongoing Phase 2 clinical trial (SB-728-mR-1401) of our ZFP Therapeutics for the treatment of HIV/AIDS and a Phase 1 study of the same approach in HSPCs. Preliminary data from these studies demonstrates that treatment of aviremic HIV-infected subjects with SB-728-T has been well-tolerated. In addition, data from Phase 1 and several Phase 2 clinical trials of our ZFP Therapeutic, SB-509, for diabetic neuropathy and ALS demonstrated that the drug was well tolerated in these studies. However, if one of our ZFP Therapeutic fails one of its safety studies, it could reduce our ability to attract new investors and corporate partners.

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

In September 2011, we announced preliminary data from our clinical program to develop SB-728-T for the treatment of HIV/AIDS which is now in Phase 2 clinical testing. The data demonstrated a statistically significant relationship between SB-728-T and the reduction of HIV viral load. In January 2012, we initiated a Phase 2 clinical study (SB-728-902, Cohort 5) and a Phase 1/2 clinical study (SB-728-1101) for the treatment of HIV/AIDS. In December 2013, we presented data from all cohorts of these two clinical trials. Three of seven evaluable subjects in Cohort 5 showed a decrease of greater than one log in their viral load during a sixteen week treatment interruption (TI) of their antiretroviral therapy (ART) with one subject achieving a transiently undetectable viral load during the TI period and one subject achieving control of their viral load during TI for a prolonged period (>70 weeks as of January 2015). Two of three additional subjects, enrolled in Cohort 3* of this study, have demonstrated notable reductions in viral load during a TI from ART. Additional data were presented from the Company’s Phase 1 study (SB-728-902, Cohorts 1-3) that demonstrated a long-term decrease in the peripheral blood mononuclear cell (PBMC) HIV reservoir using a sensitive test for integrated HIV DNA in nine of nine subjects over a 36 month period (median decrease 0.9 logs). Additional subjects were enrolled into the SB-728-1101 study to define the optimum dose of Cytoxan required to safely enhance engraftment and an additional 12 subjects have been enrolled to further test this dose including nine subjects in an ongoing Phase 2 clinical trial (SB-728mR-T-1401) that is also testing repeat dosing of modified T-cells. However, there is no guarantee that these and other future studies of SB-728-T in later stage trials involving larger patient groups may produce positive or similar results as those obtained in earlier trials.

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

We have limited experience in conducting advanced clinical trials and may not possess the necessary resources and expertise to complete such trials. We have entered into a collaborative agreements with Shire and Biogen to provide funding and assistance in the development of our ZFP Therapeutics through the clinical trial process. Under the agreement with Shire, we are responsible for all activities through submission of IND applications and European CTAs and Shire is responsible for clinical development and commercialization of products arising from the alliance. Under the agreement with Biogen, we are responsible for all research and development through the first human clinical trial for the treatment of beta-thalassemia and both parties are responsible for research and development through the submission of IND for ZFP Therapeutics to treat sickle cell disease (SCD). However, there is no guarantee that we will be able to enter into future collaborative relationships with third parties that can provide us with the funding and expertise for later stage trials.

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

In order for us to commercialize our therapeutic products directly, we would need to develop, or obtain through outsourcing arrangements, the capability to manufacture, market and sell our products on a commercial scale. Currently, we do not have the ability nor the financial resources to establish the infrastructure and organizations needed to execute these functions, including such infrastructure needed for the commercialization of any product from our HIV/AIDS, which can be complex and costly. If we are unable to establish adequate manufacturing, sales, marketing and distribution capabilities, we will not be able to directly commercialize our therapeutics products, which would limit our future growth.

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

We have generated operating losses since we began operations in 1995. Our net losses for the years ended December 31, 2014, 2013 and 2012 were $26.4 million, $26.6 million and $22.3 million, respectively. The extent of our future losses and the timing of profitability are uncertain, and we expect to incur losses for the foreseeable future. We have been engaged in developing our ZFP technology since inception, which has and will continue to require significant research and development expenditures. To date, we have generated our funding from issuance of equity securities, revenues derived from collaboration agreements, other strategic partnerships in non-therapeutic applications of our technology, federal government research grants and grants awarded by research foundations. As of June 30, 2015, we had an accumulated deficit of $346.0 million. Since our IPO in 2000, we have generated an aggregate of approximately $331.4 million in gross proceeds from the sale of our equity securities. We expect to continue to incur additional operating losses for the next several years as we continue to advance our ZFP Therapeutic product candidates. If the time required to generate significant product revenues and achieve profitability is longer than we currently anticipate or if we are unable to generate liquidity through equity financing or other sources of funding, we may be forced to curtail or suspend our operations.

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

Biogen and Shire will have control and broad discretion over all or certain aspects of the clinical development and commercialization of any product developed under their respective agreements, and we will have little, if any, influence on how these programs will be conducted. Our lack of control over the clinical development in our agreement with Biogen and Shire could cause delays or other difficulties in the development and commercialization of our product candidates, which may prevent us from completing the intended IND filings in a timely fashion and receiving any milestone, royalty payments and other benefits under the agreement. In addition, under their respective agreement(s), Biogen and Shire have certain rights to terminate the agreements by providing us with advance notices, therefore, the actual milestone payments that we may receive under these agreements may be lower than the full amounts stated above.

Our collaborators or strategic partners may decide to adopt alternative technologies or may be unable to develop commercially viable products with our technology, which would negatively impact our revenues and our strategy to develop these products.

Our collaborators or strategic partners may adopt alternative technologies, which could decrease the marketability of ZFP technology. Additionally, because many of our collaborators or strategic partners are likely to be working on more than one development project, they could choose to shift their resources to projects other than those they are working on with us. If they do so, this would delay our ability to test our technology and would delay or terminate the development of potential products based on our ZFP technology. Further, our collaborators and strategic partners may elect not to develop products arising out of our collaborative and strategic partnering arrangements or fail to devote sufficient resources to the development, manufacturing, marketing or sale of these products. In such a case, we may be required to develop the products either ourselves or seek the support of other partners or collaborators to continue the program. We may not have sufficient resources and expertise to develop these programs by ourselves, and we may not be able to identify a suitable partner or negotiate a favorable collaboration agreement to allow us to continue the development of the program.

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

During the three months ended June 30, 2015, the closing price of our common stock, as reported by the NASDAQ Global Select Market, ranged from a low of $10.35 to high of $15.56. During the fiscal year ended December 31, 2014, our common stock price fluctuated, ranging from a low of $9.85 to a high of $23.86. Volatility in our common stock could cause stockholders to incur substantial losses. An active public market for our common stock may not be sustained, and the market price of our common stock may continue to be highly volatile. The market price of our common stock has fluctuated significantly in response to various factors, some of which are beyond our control, including but not limited to the following:

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

ITEM 6.	EXHIBITS

(a) Exhibits:

10.1†	Seventh Amendment to the License Agreement, dated as of January 1, 2015, between the Company and Sigma Aldrich Co., LLC

10.2	Form of Indemnification Agreement
10.3	Amended and Restated Stock Incentive Plan of 2013 (incorporate by reference to Exhibit 10.1 to Form 8-K filed on June 25, 2015)

31.1	Rule 13a — 14(a) Certification by President and Chief Executive Officer

31.2	Rule 13a — 14(a) Certification by Principal Financial and Accounting Officer

32.1	Certification Pursuant to 18 U.S.C. Section 1350

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

† Confidential treatment has been requested for certain information contained in this document. Such information has been omitted and filed separately with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 6, 2015

SANGAMO BIOSCIENCES, INC.

/s/ H. WARD WOLFF
H. Ward Wolff
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)