Form 10-Q
period 2015-09-30
SANGAMO BIOSCIENCES INC
filed 2015-10-30
CIK 1001233

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

As of October 26, 2015, 70,046,841 shares of the issuer’s common stock, par value $0.01 per share, were outstanding.

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

ZFP Therapeutic® is a registered trademark of Sangamo BioSciences, Inc.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

SANGAMO BIOSCIENCES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited; in thousands, except share and per share amounts)

	September 30,	December 31,
	2015	2014
ASSETS
Current assets:
Cash and cash equivalents	$34,287	$6,030
Marketable securities	185,042	172,932
Interest receivable	399	423
Accounts receivable	7,004	10,368
Prepaid expenses	951	623
Restricted cash	—	320
Other current assets	—	183
Total current assets	227,683	190,879
Marketable securities, non-current	—	47,260
Property and equipment, net	3,063	1,479
Intangible assets, in-process research and development	—	1,870
Goodwill	1,585	1,585
Other assets	185	139
Total assets	$232,516	$243,212
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$8,888	$8,704
Accrued compensation and employee benefits	2,779	2,853
Escrow liability	—	275
Deferred revenues	10,461	9,050
Total current liabilities	22,128	20,882
Deferred revenues, non-current	6,830	13,149
Contingent consideration liability	—	1,800
Deferred tax liability	—	748
Total liabilities	28,958	36,579
Commitments and contingencies
Stockholders' equity:
Common stock, $0.01 par value; 160,000,000 shares authorized, 70,042,758 and 69,062,394 shares issued and outstanding at September 30, 2015, and December 31, 2014, respectively	700	690
Additional paid-in capital	558,044	534,518
Accumulated deficit	(355,240)	(328,550)
Accumulated other comprehensive income (loss)	54	(25)
Total stockholders' equity	203,558	206,633
Total liabilities and stockholders' equity	$232,516	$243,212

See accompanying notes.

SANGAMO BIOSCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited; in thousands, except per share amounts)

	Three months ended		Nine months ended
	September 30,		September 30,
	2015	2014	2015	2014
Revenues:
Collaboration agreements	$8,406	$12,045	$28,878	$29,334
Research grants	163	372	1,540	1,584
Total revenues	8,569	12,417	30,418	30,918
Operating expenses:
Research and development	16,694	16,340	47,292	41,883
General and administrative	4,560	3,731	14,309	11,347
Total operating expenses	21,254	20,071	61,601	53,230
Loss from operations	(12,685)	(7,654)	(31,183)	(22,312)
Interest and other income, net	101	109	406	214
Loss before income taxes	(12,584)	(7,545)	(30,777)	(22,098)
Benefit from income taxes	3,339	—	4,087	—
Net loss	$(9,245)	$(7,545)	$(26,690)	$(22,098)
Basic and diluted net loss per share	$(0.13)	$(0.11)	$(0.38)	$(0.33)
Shares used in computing basic and diluted net loss per share	69,892	68,230	69,622	66,488

See accompanying notes.

SANGAMO BIOSCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited; in thousands)

	Three months ended		Nine months ended
	September 30,		September 30,
	2015	2014	2015	2014
Net loss	$(9,245)	$(7,545)	$(26,690)	$(22,098)
Change in unrealized gain on available-for-sale securities	57	20	79	41
Comprehensive loss	$(9,188)	$(7,525)	$(26,611)	$(22,057)

See accompanying notes.

SANGAMO BIOSCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited: in thousands)

	Nine months ended
	September 30,
	2015	2014
Operating Activities:
Net loss	$(26,690)	$(22,098)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	745	400
Amortization of premium on marketable securities	681	843
Stock-based compensation	8,664	6,165
Change in fair value of contingent consideration liability	(1,800)	130
Intangible impairment	1,870	—
Benefit from income taxes	(4,087)	—
Net changes in operating assets and liabilities:
Interest receivable	24	25
Accounts receivable	3,364	(5,319)
Prepaid expenses and other assets	129	(1,059)
Accounts payable and accrued liabilities	(2,534)	3,619
Accrued compensation and employee benefits	(74)	(530)
Deferred revenues	(4,908)	14,861
Net cash used in operating activities	(24,616)	(2,963)
Investing Activities:
Purchases of marketable securities	(168,627)	(176,385)
Maturities of marketable securities	203,175	76,605
Purchases of property and equipment	(2,327)	(559)
Net cash provided by / (used in) investing activities	32,221	(100,339)
Financing Activities:
Proceeds from public offering of common stock, net of issuance costs	—	93,796
Taxes paid related to net share settlement of equity awards	(48)	—
Proceeds from issuance of common stock	6,248	10,525
Claims settlement under Section 16(b)	14,452	—
Net cash provided by financing activities	20,652	104,321
Net increase in cash and cash equivalents	28,257	1,019
Cash and cash equivalents, beginning of period	6,030	10,186
Cash and cash equivalents, end of period	$34,287	$11,205

See accompanying notes.

SANGAMO BIOSCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2015

(Unaudited)

NOTE 1—BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Sangamo BioSciences, Inc. (“Sangamo” or the “Company”) have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015. The condensed consolidated balance sheet data at December 31, 2014 were derived from the audited consolidated financial statements included in Sangamo’s Form 10-K for the year ended December 31, 2014, as filed with the SEC. The accompanying condensed consolidated financial statements and related financial information should be read in conjunction with the audited financial statements and footnotes thereto for the year ended December 31, 2014, included in Sangamo’s Form 10-K, as filed with the SEC.

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

Recent Accounting Standards

In May 2014 the Financial Accounting Standards Board issued ASU 2014-09, Revenue from Contracts with Customers (ASU 2014-09). This standard outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The main principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. ASU 2014-09 provides companies with two implementation methods: (i) apply the standard retrospectively to each prior reporting period presented (full retrospective application); or (ii) apply the standard retrospectively with the cumulative effect of initially applying the standard as an adjustment to the opening balance of retained earnings of the annual reporting period that includes the date of initial application (modified retrospective application). This guidance is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. The Company is currently in the process of evaluating the impact of the pending adoption of ASU 2014-09 on its consolidated financial statements.

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

The fair value measurements of the Company’s cash equivalents, available-for-sale marketable securities and contingent consideration liability are identified at the following levels within the fair value hierarchy (in thousands):

	September 30, 2015
	Fair Value Measurements
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents:
Money market funds	$12,747	$12,747	$—	$—
Total	12,747	12,747	—	—
Marketable securities:
Commercial paper securities	15,399	—	15,399	—
Corporate debt securities	29,217	—	29,217	—
U.S. government sponsored entity debt securities	140,426	—	140,426	—
Total	185,042	—	185,042	—
Total cash equivalents and marketable securities	$197,789	$12,747	$185,042	$—

	December 31, 2014
	Fair Value Measurements
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents:
Money market funds	$3,182	$3,182	$—	$—
Total	3,182	3,182	—	—
Marketable securities:
Commercial paper securities	33,748	—	33,748	—
Corporate debt securities	22,813	—	22,813	—
U.S. government sponsored entity debt securities	163,631	—	163,631	—
Total	220,192	—	220,192	—
Total cash equivalents and marketable securities	$223,374	$3,182	$220,192	$—
Liabilities:
Contingent consideration liability	$1,800	$—	$—	$1,800
Total	$1,800	$—	$—	$1,800

Investments

The Company generally classifies its marketable securities as Level 2. Instruments can be classified as Level 2 when observable market prices for identical securities that are traded in less active markets are used. When observable market prices for identical securities are not available, such instruments are priced using benchmark curves, benchmarking of like securities, sector groupings, matrix pricing and valuation models. These valuation models are proprietary to the pricing providers or brokers and incorporate a number of inputs, including, listed in approximate order of priority: benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers and reference data including market research publications. For certain security types, additional inputs may be used, or some of the standard inputs may not be applicable. Evaluators may prioritize inputs differently on any given day for any security based on market conditions, and not all inputs listed are available for use in the evaluation process for each security evaluation on any given day.

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

Subsequent changes in the fair value of this contingent consideration liability are recorded to the research and development (R&D) expense line item in the Condensed Consolidated Statements of Operations as operating expenses. During the nine months ended September 30, 2015, the recognized amount of the liability for contingent consideration decreased by $1.8 million due to the decrease in the probability of incurring potential future royalty payments associated with the impairment of the in-process research and development (IPR&D) assets acquired from Ceregene (see Note 6).

Fair value as of December 31, 2014	$1,800
Change in fair value	(1,800)
Fair value as of September 30, 2015	$—

NOTE 3—MARKETABLE SECURITIES

Sangamo generally classifies its marketable securities as available-for-sale and records its investments at fair value. Available-for-sale securities are carried at estimated fair value, with the unrealized holding gains and losses included in accumulated other comprehensive income (loss). Investments that have maturities beyond one year as of the end of the reporting period are classified as non-current. The Company’s investments are subject to a periodic impairment review, and the Company recognizes an impairment charge when a decline in the fair value of its investments below the cost basis is judged to be other-than-temporary. The Company considers various factors in determining whether to recognize an impairment charge, including the length of time and extent to which the fair value has been less than the Company’s cost basis, the financial condition and near-term prospects of the investee, and the Company’s intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in the market value.

The table below summarizes the Company’s investments (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	(Losses)	Fair Value
September 30, 2015
Cash equivalents:
Money market funds	$12,747	$—	$—	$12,747
Total	12,747	—	—	12,747
Available-for-sale securities:
Commercial paper securities	$15,371	$28	$—	$15,399
Corporate debt securities	29,215	2	—	29,217
U.S. government sponsored entity debt securities	140,402	24	—	140,426
Total	184,988	54	—	185,042
Total cash equivalents and available-for-sale securities	$197,735	$54	$—	$197,789
December 31, 2014
Cash equivalents:
Money market funds	$3,182	$—	$—	$3,182
Total	3,182	—	—	3,182
Available-for-sale securities:
Commercial paper securities	$33,715	$33	$—	$33,748
Corporate debt securities	22,831	—	(18)	22,813
U.S. government sponsored entity debt securities	163,671	—	(40)	163,631
Total	220,217	33	(58)	220,192
Total cash equivalents and available-for-sale securities	$223,399	$33	$(58)	$223,374

The Company had no other-than-temporary impairments of its investments for the nine months ended September 30, 2015 or the twelve months ended December 31, 2014.

NOTE 4—BASIC AND DILUTED NET LOSS PER SHARE

Basic net loss per share has been computed by dividing the net loss by the weighted-average number of shares of common stock outstanding during the period. Diluted net loss per share is calculated by dividing net loss by the weighted-average number of shares of common stock and potential dilutive securities outstanding during the period.

Because Sangamo is in a net loss position, diluted net loss per share excludes the effects of common stock equivalents consisting of stock options and unvested restricted stock units, which are anti-dilutive. The total number of shares subject to stock options outstanding excluded from consideration in the calculation of diluted net loss per share for the three and nine months ended September 30, 2015 and 2014 were 7,868,033 and 8,263,998, respectively.

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

The Company has identified the deliverables within the arrangement as a license to the technology and on-going research services activities. The Company has concluded that the license is not a separate unit of accounting as it does not have stand-alone value to Biogen apart from the research services to be performed pursuant to the Biogen Agreement. As a result, the Company will recognize revenue from the upfront payment on a straight-line basis over a forty-month estimated initial research term during which the Company will perform research services. As of September 30, 2015, the Company has deferred revenue of $10.2 million related to the Biogen Agreement.

Revenues recognized under the agreement with Biogen for the three and nine months ended September 30, 2015 and 2014 are as follows (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2015	2014	2015	2014
Revenue related to Biogen Collaboration:
Recognition of upfront fee	$1,556	$1,557	$4,619	$3,756
Research services	2,594	3,508	5,827	5,270
Total	$4,150	$5,065	$10,446	$9,026

Related costs and expenses incurred under the Biogen agreement related to the beta-thalassemia project, which was co-funded with California Institute for Regenerative Medicine (CIRM), were $2.3 million and $2.0 million during the three months ended September 30, 2015 and, 2014, respectively and $4.7 million and $4.5 million during the nine months ended September 30, 2015 and, 2014, respectively. Related costs and expenses for other projects including sickle cell disease under the Biogen agreement were $0.7 million and $0.5 million during the three months ended September 30, 2015 and, 2014, respectively and $2.7 million and $0.8 million during the nine months ended September 30, 2015 and 2014, respectively.

Collaboration and License Agreement with Shire International GmbH in Human Therapeutics and Diagnostics

In January 2012 the Company entered into a collaboration and license agreement (the “Shire Agreement”) with Shire, pursuant to which the Company and Shire collaborate to research, develop and commercialize human therapeutics and diagnostics for monogenic diseases based on Sangamo’s novel ZFP technology. This agreement was amended on September 1, 2015.

Under the original Shire Agreement, the Company and Shire agreed to develop potential human therapeutic or diagnostic products for seven gene targets. The initial four gene targets selected were blood clotting Factors VII, VIII, IX and X, and products developed for such initial gene targets will be used for treating or diagnosing hemophilia A and B. In June 2012, Shire selected a fifth gene target for the development of a ZFP Therapeutic for Huntington’s disease. Shire had the right, subject to certain limitations, to designate two additional gene targets. Pursuant to the Shire Agreement, the Company granted Shire an exclusive, world-wide, royalty-bearing license, with the right to grant sublicenses, to use Sangamo’s ZFP technology for the purpose of developing and commercializing human therapeutic and diagnostic products for the gene targets.

Under the terms of the Shire Agreement, the Company was responsible for all research activities through the submission of an IND or European Clinical Trial Application (CTA), while Shire was responsible for clinical development and commercialization of products generated from the research program from and after the acceptance of an IND or CTA for the product. Shire reimbursed Sangamo for agreed upon internal and external program-related research costs. The Company received an upfront license fee of $13.0 million upon entering into the Shire Agreement in 2012. In 2014 Sangamo recognized a $1.0 million milestone payment related to the hemophilia program.

On September 1, 2015, the Shire Agreement was amended such that Shire agreed to return to Sangamo the exclusive, world-wide rights to gene targets for the development and commercialization of ZFP Therapeutics for hemophilia A and B.  Shire retains the rights and will continue to develop a ZFP Therapeutic for Huntington’s disease and a ZFP Therapeutic for one additional gene target yet to be named.  Sangamo will provide certain target feasibility services, and upon Shire’s request, certain research activities according to a research plan as agreed upon by both companies. Such research activities performed by Sangamo will be reimbursed by Shire. Shire’s rights with respect to other targets contemplated in the original agreement revert to Sangamo. Under the revised agreement, each company is responsible for expenses associated with its own programs and will reimburse the other for any ongoing services provided. Shire is responsible for reimbursement of $4.0 million related to obligations prior to the amendment date which will be recognized in revenue as expenses are incurred. During the 3 months ended September 30, 2015, $2.3 million was incurred and recognized related to prior obligations. Sangamo has granted Shire a right of first negotiation to license the hemophilia A and B programs. Under the amended agreement, Shire does not have any milestone payment obligations to us with respect to the retained programs, but it is required to pay single digit percentage royalties to us, up to a specified maximum cap, on the commercial sales of ZFP therapeutic products from such programs. Under the Agreement, Sangamo has full control over, and full responsibility for the costs of, the hemophilia programs returned to us, subject to certain diligence obligations and Shire’s right of first negotiation to obtain a license to such programs under certain circumstances. The Company is required to pay single digit percentage royalties to Shire, up to a specified maximum cap, on commercial sales of ZFP therapeutic products from such returned programs.

The Company has identified the deliverables within the amended arrangement as a license to the technology and on-going research services activities. The Company has concluded that the license is not a separate unit of accounting as it does not have stand-alone value to Shire apart from the research services to be performed pursuant to the Shire amendment. Sangamo continues to be responsible for research activities related to our licensed technology with Shire under the amendment. As a result, the Company will continue to recognize revenue from the upfront payment received upon entering into the original Shire agreement in 2012 on a straight-line basis over the six-year initial research term during which the Company expects to perform research services. As of September 30, 2015, the Company has deferred revenue of $7.1 million related to the Shire Agreement.

Revenues recognized under the agreement with Shire for the three and nine months ended September 30, 2015 and 2014, were as follows (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2015	2014	2015	2014
Revenue related to Shire Collaboration:
Recognition of upfront fee	$542	$542	$1,625	$1,625
Recognition of milestone	—	1,000	—	1,000
Research services	3,313	5,002	11,729	15,912
Total	$3,855	$6,544	$13,354	$18,537

Related costs and expenses incurred under the Shire agreement were $3.2 million and $5.1 million during the three months ended September 30, 2015 and 2014, respectively and $11.9 million and $15.5 million during the nine months ended September 30, 2015 and 2014, respectively.

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

In October 2009 the Company expanded the Sigma Agreement. In addition to the original terms of the Sigma Agreement, Sigma received exclusive rights to develop and distribute ZFP-modified cell lines for commercial production of protein pharmaceuticals and certain ZFP-engineered transgenic animals for commercial applications. Under the terms of the Sigma Agreement as expanded in 2009, Sigma made an upfront cash payment of $20.0 million consisting of a $4.9 million purchase of 636,133 shares of Sangamo common stock and a $15.1 million upfront license fee. The upfront license fee was recognized on a straight-line basis from the effective date of the expanded license through July 2010, which represents the period over which Sangamo was obligated to perform research services for Sigma. Sangamo is also eligible to receive commercial license fees of $5.0 million based upon a percentage of net sales. As of September 30, 2015 Sangamo has received the entire $5.0 million of commercial license fees and is eligible to receive royalty payments of 5.25% of net sales and sublicensing revenue.  In addition, upon the achievement of certain cumulative commercial milestones Sigma will make milestone payments to Sangamo up to an aggregate of $25.0 million.

Revenues recognized under the agreement with Sigma for the three and nine months ended September 30, 2015 and 2014, were as follows (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2015	2014	2015	2014
Revenue related to Sigma Collaboration:
Royalty revenues	$97	$67	$390	$270
License fee revenues	172	269	4,449	447
Total	$269	$336	$4,839	$717

Related costs and expenses incurred under the Sigma agreement were both $0.0 million during the three months ended September 30, 2015 and 2014, respectively. Related costs and expenses incurred under the Sigma agreement were $0.3 million and $0.1 million during the nine months ended September 30, 2015 and 2014, respectively.

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

There were no revenues or related costs and expenses recognized under the DAS Agreement during the three and nine months ended September 30, 2015 and 2014, respectively.

Funding from Research Foundations

California Institute for Regenerative Medicine - HIV

In May 2014 CIRM agreed to fund a $5.6 million Strategic Partnership Award to fund the clinical studies of this potentially curative ZFP Therapeutic for HIV/AIDS based on the application of its ZFN genome editing technology in hematopoietic stem and progenitor cells (HSPCs). The four year grant provides matching funds to support evaluation of the Company’s stem cell-based ZFP Therapeutic in a clinical trial in HIV-infected individuals conducted at City of Hope.

There were no revenues attributable to research and development performed under the Strategic Partnership Award during the three and nine months ended September 30, 2015 and 2014, respectively. Related costs and expenses incurred under the CIRM Strategic Partnership Award were $0.6 million and $0.0 million during the three months ended September 30, 2015 and 2014, respectively and $1.3 million and $0.0 million during the nine months ended September 30, 2015 and 2014, respectively.

California Institute for Regenerative Medicine - Beta-Thalassemia

In May 2013 CIRM granted Sangamo a $6.4 million Strategic Partnership Award to develop a potentially curative ZFP Therapeutic for beta-thalassemia based on the application of its ZFN gene editing technology in HSCs. The four-year grant was intended to provide matching funds for preclinical work to support an IND application and a Phase 1 clinical trial in transfusion-dependent beta-thalassemia patients using the BCL11A knockout strategy. In May 2015 Sangamo announced a consolidated development path for its beta-thalassemia and SCD programs using the “BCL11A Enhancer” target.  Due to the switch to the BCL11A Enhancer strategy, CIRM and Sangamo terminated the Strategic Partnership Award as of June 30, 2015.  Sangamo returned $3.0 million in unused funds received from CIRM under the award during the three months ended September 30, 2015.

Revenue attributable to research and development performed under the CIRM grant agreement for beta-thalassemia was $0.0 million and $0.4 million during the three months ended September 30, 2015 and 2014, respectively and $1.2 million and $1.1 million during the nine months ended September 30, 2015 and 2014, respectively. Related costs and expenses incurred under the CIRM grant agreement were $0.0 million and $0.4 million during the three months ended September 30, 2015 and 2014, respectively and $1.2 million and $1.1 million during the nine months ended September 30, 2015 and 2014, respectively.

NOTE 6—INTANGIBLE ASSETS

Intangible assets for IPR&D consisted of two clinical product candidates from our 2013 acquisition of Ceregene. IPR&D is an intangible asset classified as indefinite-lived until the completion or abandonment of the associated research and development effort, and is amortized over an estimated useful life to be determined at the date the project is completed.

The carrying values of these intangibles assets are as follows (in thousands):

	As of	As of
	September 30, 2015	December 31, 2014
CERE-110 for the treatment of Alzheimer's disease	$—	$1,640
CERE-120 for the treatment of Parkinson's disease	—	230
Total identifiable intangible assets	$—	$1,870

In the first quarter of 2015, the Company decided to discontinue the CERE-110 and CERE-120 clinical trial programs. As such, the probability of achieving projected revenues and cash flows associated with these programs were adversely affected. The Company does not believe the programs have an alternative future use for itself or other market participants. Accordingly, during the nine months ended September 30, 2015, the Company recognized a $1.9 million impairment charge related to these assets. The impairment is recorded in research and development expense in the accompanying condensed consolidated statements of operations.

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

During the nine months ended September 30, 2015, the Company received a $14.5 million disgorgement settlement that was recognized as additional paid-in capital. The disgorgement settlement was recognized net of taxes of $5.8 million, which under the intraperiod tax allocation rules resulted in an income tax benefit of $3.4 being recognized in the accompanying condensed consolidated statements of operations for the three and nine months ended September 30, 2015.

NOTE 8—STOCK-BASED COMPENSATION

The following table shows total stock-based compensation expense included in the condensed consolidated statements of operations for the three and nine months ended September 30, 2015 and 2014 (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2015	2014	2015	2014
Research and development	$1,595	$1,182	$5,020	$3,418
General and administrative	1,233	947	3,644	2,747
Total stock-based compensation expense	$2,828	$2,129	$8,664	$6,165

NOTE 9—CLAIMS SETTLEMENT

In September 2015, the Company received $14.5 million as a settlement with certain investors who were beneficial owners of our common stock related to the disgorgement of short-swing profits pursuant to Section 16 of the Securities Exchange Act of 1934, as amended.  The settlement of $8.7 million, net of a $5.8 million income tax benefit and certain expenses, was recognized as additional paid-in capital.

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

The main focus for our company is the development of novel human therapeutics and we are building a pipeline of ZFP Therapeutics. Our lead ZFP Therapeutic, SB-728-T, a ZFN-modified autologous T-cell product for the treatment of HIV/AIDS, is the first therapeutic application of our ZFN technology and is being evaluated in a Phase 2 clinical trial in HIV-infected subjects. We also have a Phase 1 clinical trial of this same approach in hematopoietic stem cells.

In January 2014 we entered into a collaborative partnership with Biogen Inc., formerly Biogen Idec Inc. (Biogen) to research, develop and commercialize our preclinical ZFP Therapeutic development program in hemoglobinopathies, targeting sickle cell disease (SCD) and beta-thalassemia. In January 2012 we entered into a collaborative partnership with Shire International GmbH, formerly Shire AG (Shire), to research, develop and commercialize certain of our preclinical ZFP Therapeutic development programs, including programs in hemophilia A and B, Huntington’s disease (HD) and other monogenic diseases. On September 1, 2015, the agreement with Shire was amended such that Shire agreed to return to us the exclusive world-wide rights to gene targets for the development, clinical testing and commercialization of ZFP Therapeutics for hemophilia A and B. Shire will retain rights and will continue to develop ZFP Therapeutic clinical leads for HD disease and a ZFP Therapeutic for one additional gene target yet to be named. Sangamo will provide certain target feasibility services, and upon Shire’s request, certain research activities according to a research plan as agreed upon by both companies. Such research activities performed by Sangamo will be reimbursed by Shire. Shire’s rights with respect to other targets contemplated in the original agreement revert to Sangamo. Under the revised agreement, each company is responsible for expenses associated with its own programs and will reimburse the other for any ongoing services provided. We also have proprietary preclinical programs in several lysosomal storage disorders (LSDs). In addition, we have research stage programs in other monogenic diseases, including certain immunodeficiencies, as well as central nervous system (CNS) disorders and cancer immunotherapy.

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

For the three months ended September 30, 2015, we incurred a consolidated net loss of $9.2 million, or $0.13 per share, compared to a net loss of $7.5 million, or $0.11 per share, for the same period in 2014. For the nine months ended September 30, 2015, we incurred a consolidated net loss of $26.7 million, or $0.38 per share, compared to a net loss of $22.1 million, or $0.33 per share, for the same period in 2014. As of September 30, 2015, we had cash, cash equivalents, marketable securities and interest receivable totaling $219.7 million compared to $226.6 million as of December 31, 2014. As of September 30, 2015, we had an accumulated deficit of $355.2 million.

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

Results of Operations

Three and nine months ended September 30, 2015 and 2014

Revenues

	Three months ended September 30,				Nine months ended September 30,
	(in thousands, except percentage values)				(in thousands, except percentage values)
	2015	2014	Change	%	2015	2014	Change	%
Revenues:
Collaboration agreements	$8,406	$12,045	$(3,639)	(30%)	$28,878	$29,334	$(456)	(2%)
Research Grants	163	372	(209)	(56%)	1,540	1,584	(44)	(3%)
Total revenues	$8,569	$12,417	$(3,848)	(31%)	$30,418	$30,918	$(500)	(2%)

Total revenues consist of revenues from collaboration agreements and research grants. We anticipate revenues over the next several years will be derived primarily from our collaboration agreements with Biogen, DAS and Sigma.

Revenues from our corporate collaboration agreements were $8.4 million for the three months ended September 30, 2015, compared to $12.0 million in the corresponding period in 2014. The $3.6 million decrease in collaboration agreements revenues was primarily due to a decrease of $2.7 million in revenues related to the amendment of our collaboration and license agreement with Shire and a $0.9 million decrease in revenues related to our collaboration and license agreement with Biogen.  The revenues from Shire included $3.3 million from research services and $0.5 million related to partial recognition of an upfront license fee of $13.0 million.  The revenues from Biogen included $2.6 million from research services and $1.6 million related to partial recognition of an upfront payment of $20.0 million. Research grant revenues were approximately $0.2 million for the three months ended September 30, 2015, compared to $0.4 million in the corresponding period in 2014.

Revenues from our corporate collaboration agreements were $28.9 million for the nine months ended September 30, 2015, compared to $29.3 million in the corresponding period in 2014. The decrease of $0.4 million in collaboration agreement revenues was primarily attributable to a $5.2 million decrease in revenues related to the amendment of our agreement with Shire and a $0.8 million decrease under our license agreement with Open Monoclonal Technology, Inc., partially offset by a $4.0 million increase in revenues related to our agreement with Sigma and a $1.4 million increase in revenues related to our agreement with Biogen. Research grant revenues were $1.5 million for the nine months ended September 30, 2015, compared to $1.6 million in the corresponding period in 2014.

Operating Expenses

	Three months ended September 30,				Nine months ended September 30,
	(in thousands, except percentage values)				(in thousands, except percentage values)
	2015	2014	Change	%	2015	2014	Change	%
Operating expenses:
Research and development	$16,694	$16,340	$354	2%	$47,292	$41,883	$5,409	13%
General and administrative	4,560	3,731	829	22%	14,309	11,347	2,962	26%
Total expenses	$21,254	$20,071	$1,183	6%	$61,601	$53,230	$8,371	16%

Research and development

Research and development expenses consist primarily of salaries and personnel related expenses, including stock-based compensation, laboratory supplies, preclinical and clinical studies, manufacturing expenses, allocated facilities expenses, subcontracted research expenses and expenses for technology licenses. In 2015, we established a Technical Operations group to manage the relationships with third-party vendors used in our manufacturing processes as well as to improve our process development and increase our overall manufacturing capabilities.  We expect to continue to devote substantial resources to research and development in the future and expect research and development expenses to increase in the next several years if we are successful in advancing our HIV/AIDS program in the clinic and if we are able to move our earlier stage ZFP Therapeutic product candidates into clinical trials. We also expect that expenses related to research performed under our collaboration and license agreement with Biogen will increase our research and development expenses during the terms of the agreements. Pursuant to the terms of the agreement with Biogen, future expenses for research activities under the collaboration will be reimbursed, including internal employee and external research costs related to the programs. The reimbursement for these services will be recognized as revenue as the expenses are incurred and collection is reasonably assured.

Research and development expenses were $16.7 million for the three months ended September 30, 2015, compared to $16.3 million in the corresponding period in 2014. The increase of $0.4 million in research and development expenses was primarily due to increases of $0.7 million increase in facilities and lab supply expenses, $0.6 million in salaries and benefits and $0.4 million in stock-based compensation expense attributable to the establishment of a Technical Operations group in 2015, partially offset by decrease of $0.6 million in external research expenses and $0.7 million in clinical trial and manufacturing expenses related to our HIV/AIDs program.

Research and development expenses were $47.3 million for the nine months ended September 30, 2015, compared to $41.9 million in the corresponding period in 2014. The increase of $5.4 million in research and development expenses was primarily due to an increase of $2.2 million in salaries and benefits, $2.0 million increase in facilities expense related to increased headcount in the Technical Operations group and $1.6 million in stock-based compensation expense.  The increase was partially offset by a decrease of $1.1 million in external research expenses.

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

General and administrative expenses were $4.6 million for the three months ended September 30, 2015 compared to $3.7 million for the corresponding period in 2014. The increase was primarily related to an increase of $0.3 million in salaries and benefits, $0.3 million in stock-based compensation expense and $0.2 million in professional fees and consulting expense.

General and administrative expenses were $14.3 million for the nine month period ended September 30, 2015 and $11.3 million for the corresponding period in 2014. The increase was primarily related to an increase of $1.0 million in professional fees and consulting expense, $0.9 million in stock-based compensation expense and $0.6 million in salaries and benefits.

Benefit from income taxes

During the nine months ended September 30, 2015, the Company recognized an income tax benefit of $4.1 million, including a $3.4 million benefit from income taxes related to the $14.5 million settlement with certain investors who were beneficial owners. Under the intraperiod tax allocations rules, the income taxes related to the settlement recognized in additional paid-in capital requires an income tax benefit to be recognized.

Liquidity and Capital Resources

Liquidity

Since inception, we have incurred significant net losses and we have funded our operations primarily through the issuance of equity securities, payments from corporate collaborators and strategic partners and research grants.

As of September 30, 2015, we had cash, cash equivalents, marketable securities and interest receivable totaling $219.7 million compared to $226.6 million as of December 31, 2014.

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

Under the agreement with Biogen, we received an upfront license fee of $20.0 million in 2014. Biogen will reimburse us for agreed upon costs incurred in connection with research and development activities conducted by us. In addition, we are eligible to receive development milestone payments upon the achievement of specified regulatory, clinical development and commercialization milestones. We will also be eligible to receive incremental royalties for each licensed product that are a tiered double-digit percentage of annual net sales of such product, if any.

In January 2012, we entered into a license and collaboration agreement with Shire, under which we received an upfront license fee of $13.0 million. In addition, Shire agreed to reimburse us for agreed upon costs incurred in connection with research and development activities that we conducted and to pay us certain milestone payments based on our achievement of specified research, regulatory, clinical development, commercialization and sales milestones, which depended upon our ability with Shire to continue to progress our programs under collaboration. We were also eligible to receive royalty payments on net sales of products developed under the collaboration, if any. On September 1, 2015, we amended the Shire agreement such that going forward, each company is responsible for expenses associated with its own programs and will reimburse the other for any ongoing services provided. Under the amended agreement, Shire does not have any milestone payment obligations to us with respect to the retained programs, but it is required to pay single digit percentage royalties to us, up to a specified maximum cap, on the commercial sales of ZFP therapeutic products from such programs. Under the Agreement, we have full control over, and full responsibility for the costs of, the hemophilia programs returned to us, subject to certain diligence obligations and Shire’s right of first negotiation to obtain a license to such programs under certain circumstances. We are required to pay single digit percentage royalties to Shire, up to a specified maximum cap, on commercial sales of ZFP therapeutic products from such returned programs.

Cash Flow

Operating activities. Net cash used in operating activities for the nine months ended September 30, 2015 and 2014 was $24.6 million and $3.0 million, respectively. Net cash used in operating activities for the nine months ended September 30, 2015 primarily reflected the increases in net loss for the period as well as a decrease in deferred revenue, partially offset by the increases in stock-based compensation and a decrease in accounts receivable. Net cash used in operating activities for the nine months ended September 30, 2014 primarily reflected the increases in net loss for the period as well as an increase in accounts receivable and other current assets and a decrease in accrued compensation, partially offset by the increases in deferred revenues related to our collaboration agreement with Biogen, accounts payable and stock-based compensation.

Investing activities. Net cash provided in investing activities for the nine months ended September 30, 2015 was $32.2 million, while cash used in investing activities was $100.3 million for the nine months ended September 30, 2014. Cash flows from investing activities for both periods primarily related to purchases and maturities of investments.

Financing activities. Net cash provided by financing activities for the nine months ended September 30, 2015 and 2014 was $20.7 million and $104.3 million, respectively. Net cash provided by financing activities for the nine month period ended September 30, 2015 was primarily related to a $14.5 million settlement with certain investors that were beneficial owners of our common stock related to the disgorgement of short-swing profits pursuant to Section 16 of the Securities Exchange Act of 1934, as amended as well as proceeds from the exercise of stock options. Net cash provided by financing activities for the nine month period ended September 30, 2014 was primarily attributable to $93.8 million in net proceeds from the public offering of the Company’s common stock completed in March 2014 as well as proceeds from the exercise of stock options.

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

Our future capital requirements will depend on many factors and are not limited to the following:

•	the initiation, progress, timing and completion of clinical trials for our product candidates;
•	the outcome, timing and cost of regulatory approvals;
•	the success of our collaborations with Biogen, Shire and other partners;
•	delays that may be caused by changing regulatory requirements;
•	the number of product candidates that we pursue;
•	the costs involved in filing and prosecuting patent applications and enforcing and defending patent claims;
•	the timing and terms of future in-licensing and out-licensing transactions;
•	the cost of procuring clinical and commercial supplies, including the cost to manufacture our ZFP therapeutic products;
•	investment made in the development of internal process development and manufacturing capabilities;
•	the extent to which we acquire or invest in businesses, products or technologies; and
•	the costs of litigation.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our primary exposure to market risk is interest income sensitivity relating to our cash, cash equivalents and investments, which is affected by changes in the general level of U.S. interest rates. We do not have any foreign currency or other derivative financial instruments.

Our market risks at September 30, 2015 have not changed materially from those discussed in Item 7A of our Form 10-K for the year ended December 31, 2014 on file with the SEC.

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

All of these studies are designed primarily to evaluate the safety and tolerability of this ZFP Therapeutic approach. Our clinical studies are a highly visible test of our ZFP Therapeutics and our investors assess the value of our technology primarily based on the continued progress of ZFP Therapeutic products into and through clinical trials. If clinical trials of our ZFP Therapeutic products were halted due to safety concerns, this would negatively affect our operations and the value of shares in our common stock.

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

Our most advanced clinical program is our Phase 2 trial to evaluate the safety and efficacy of a ZFP Therapeutic for HIV/AIDS. However, the FDA will require additional clinical testing which involves significantly greater resources, commitments and expertise, As such, it is likely that we would need to enter into a collaborative relationship with a pharmaceutical company that could assume responsibility for late-stage development and commercialization.

We have limited experience in conducting advanced clinical trials and may not possess the necessary resources and expertise to complete such trials. We have entered into a collaborative agreement with Biogen to provide funding and assistance in the development of certain ZFP Therapeutics through the clinical trial process. Under the agreement with Biogen, we are responsible for all research and development through the first human clinical trial for the treatment of beta-thalassemia and both parties are responsible for research and development through the submission of IND for ZFP Therapeutics to treat sickle cell disease (SCD). However, there is no guarantee that we will be able to enter into future collaborative relationships with third parties that can provide us with the funding and expertise for later stage trials.

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

The loss of partnering agreements may delay or terminate the potential development or commercialization of products we may derive from our technologies, but it may also delay or terminate our ability to test ZFP Therapeutic candidates for specific genes. If any partner fails to conduct the collaborative activities successfully or in a timely manner, the preclinical or clinical development or commercialization of the affected product candidates or research programs could be delayed or terminated.

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

We have generated operating losses since we began operations in 1995. Our net losses for the years ended December 31, 2014, 2013 and 2012 were $26.4 million, $26.6 million and $22.3 million, respectively. The extent of our future losses and the timing of profitability are uncertain, and we expect to incur losses for the foreseeable future. We have been engaged in developing our ZFP technology since inception, which has and will continue to require significant research and development expenditures. To date, we have generated our funding from issuance of equity securities, revenues derived from collaboration agreements, other strategic partnerships in non-therapeutic applications of our technology, federal government research grants and grants awarded by research foundations. As of September 30, 2015, we had an accumulated deficit of $355.2 million. Since our IPO in 2000, we have generated an aggregate of approximately $331.4 million in gross proceeds from the sale of our equity securities. We expect to continue to incur additional operating losses for the next several years as we continue to advance our ZFP Therapeutic product candidates. If the time required to generate significant product revenues and achieve profitability is longer than we currently anticipate or if we are unable to generate liquidity through equity financing or other sources of funding, we may be forced to curtail or suspend our operations.

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

In January 2012, we entered into a collaborative agreement with Shire, pursuant to which we are engaging in a joint program with Shire to research, develop and commercialize human therapeutics and diagnostics for hemophilia, Huntington’s disease and other monogenic diseases based on our ZFP technology. In September 2015, we amended the Shire agreement to restructure the collaboration, under which Shire will retain the rights to develop a ZFP Therapeutic for Huntington’s disease and another target yet to be named, while returning the rights to us for the development, clinical testing and commercialization of ZFP Therapeutics for hemophilia A and B. Under the amended agreement, we will provide certain target feasibility activities and upon Shire’s request, certain research activities under a research plan, agreed upon by both companies. Shire is responsible for clinical development and commercialization of products generated from the research program from and after the acceptance of an IND or CTA for the product.

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

Under the agreement with Biogen, they have control and broad discretion over all or certain aspects of the clinical development and commercialization of any product developed under the agreement, and we will have little, if any, influence on how these programs will be conducted. Our lack of control over the clinical development in our agreement with Biogen could cause delays or other difficulties in the development and commercialization of our product candidates, which may prevent us from completing the intended IND filings in a timely fashion and receiving any milestone, royalty payments and other benefits under the agreement. In addition, under their respective agreement(s), Biogen and Shire have certain rights to terminate the agreements by providing us with advance notices, therefore, the actual milestone payments that we may receive under these agreements may be lower than the full amounts stated above.

Our collaborators or strategic partners may decide to adopt alternative technologies or may be unable to develop commercially viable products with our technology, which would negatively impact our revenues and our strategy to develop these products.

Our collaborators or strategic partners may adopt alternative technologies, which could decrease the marketability of ZFP technology. Additionally, because many of our collaborators or strategic partners are likely to be working on more than one development project, they could choose to shift their resources to projects other than those they are working on with us. If they do so, this would delay our ability to test our technology and would delay or terminate the development of potential products based on our ZFP technology. Further, our collaborators and strategic partners may elect not to develop products arising out of our collaborative and strategic partnering arrangements or to devote sufficient resources to the development, manufacturing, marketing or sale of these products. In September 2015, we amended our agreement with Shire pursuant to which Shire will no longer continue the clinical development of our ZFP Therapeutics for hemophilia A and B. As a result, we intend to develop these programs either ourselves or seek the support of other partners or collaborators. We may not have sufficient resources and expertise to develop these programs by ourselves, and we may not be able to identify a suitable partner or negotiate a favorable collaboration agreement to allow us to continue the development of these programs. If any of these events occur, we may not be able to develop our technologies or commercialize our products.

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

During the three months ended September 30, 2015, the closing price of our common stock, as reported by the NASDAQ Global Select Market, ranged from a low of $5.64 to high of $10.86. During the fiscal year ended December 31, 2014, our common stock price fluctuated, ranging from a low of $9.85 to a high of $23.86. Volatility in our common stock could cause stockholders to incur substantial losses. An active public market for our common stock may not be sustained, and the market price of our common stock may continue to be highly volatile. The market price of our common stock has fluctuated significantly in response to various factors, some of which are beyond our control, including but not limited to the following:

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

ITEM 6.	EXHIBITS

(a) Exhibits:

10.1†	Amended and Restated Collaboration and License Agreement, dated September 1, 2015, between the Company and Shire

31.1	Rule 13a — 14(a) Certification by President and Chief Executive Officer

31.2	Rule 13a — 14(a) Certification by Principal Financial and Accounting Officer

32.1	Certification Pursuant to 18 U.S.C. Section 1350

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

† Confidential treatment has been requested for certain information contained in this document. Such information has been omitted and filed separately with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: October 30, 2015

SANGAMO BIOSCIENCES, INC.

/s/ H. WARD WOLFF
H. Ward Wolff
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)