Form 10-Q
period 2016-03-31
SANGAMO BIOSCIENCES INC
filed 2016-05-05
CIK 1001233

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

As of May 2, 2016, 70,492,496 shares of the issuer’s common stock, par value $0.01 per share, were outstanding.

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

ZFP Therapeutic® and Engineering Genetic Cures® are registered trademarks of Sangamo BioSciences, Inc. This report also contains trademarks and trade names that are the property of their respective owners.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

SANGAMO BIOSCIENCES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited; in thousands, except share and per share amounts)

	March 31,	December 31,
	2016	2015
ASSETS
Current assets:
Cash and cash equivalents	$33,009	$69,482
Marketable securities	154,572	139,518
Interest receivable	402	307
Accounts receivable	2,567	2,521
Prepaid expenses	588	754
Total current assets	191,138	212,582
Marketable securities, non-current	1,003	-
Property and equipment, net	3,176	2,916
Goodwill	1,585	1,585
Other assets	146	152
Total assets	$197,048	$217,235
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$3,111	$8,229
Accrued compensation and employee benefits	1,722	2,748
Deferred revenues	5,261	9,120
Total current liabilities	10,094	20,097
Deferred revenues, non-current	7,334	4,699
Build-to-suit lease obligation	213	—
Total liabilities	17,641	24,796
Commitments and contingencies
Stockholders' equity:
Common stock, $0.01 par value; 160,000,000 shares authorized, 70,400,036 and 70,354,608 shares issued and outstanding at March 31, 2016 and December 31, 2015, respectively	704	703
Additional paid-in capital	564,367	560,989
Accumulated deficit	(385,747)	(369,253)
Accumulated other comprehensive income	83	—
Total stockholders' equity	179,407	192,439
Total liabilities and stockholders' equity	$197,048	$217,235

See accompanying notes.

SANGAMO BIOSCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited; in thousands, except per share amounts)

	Three months ended
	March 31,
	2016	2015
Revenues:
Collaboration agreements	$3,711	$12,671
Research grants	231	820
Total revenues	3,942	13,491
Operating expenses:
Research and development	15,266	14,980
General and administrative	5,357	4,732
Total operating expenses	20,623	19,712
Loss from operations	(16,681)	(6,221)
Interest and other income, net	187	154
Loss before income taxes	(16,494)	(6,067)
Benefit from income taxes	—	748
Net loss	$(16,494)	$(5,319)
Basic and diluted net loss per share	$(0.23)	$(0.08)
Shares used in computing basic and diluted net loss per share	70,373	69,283

See accompanying notes.

SANGAMO BIOSCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited; in thousands)

	Three months ended
	March 31,
	2016	2015
Net loss	$(16,494)	$(5,319)
Change in unrealized gain on available-for-sale securities, net	83	50
Comprehensive loss	$(16,411)	$(5,269)

See accompanying notes.

SANGAMO BIOSCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited: in thousands)

	Three months ended
	March 31,
	2016	2015
Operating Activities:
Net loss	$(16,494)	$(5,319)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	245	147
Amortization of premium on marketable securities	72	241
Stock-based compensation	3,194	2,953
Change in fair value of contingent consideration liability	—	(1,800)
Intangible impairment	—	1,870
Benefit from income taxes	—	(748)
Net changes in operating assets and liabilities:
Interest receivable	(95)	25
Accounts receivable	(46)	3,730
Prepaid expenses and other assets	172	101
Accounts payable and accrued liabilities	(5,158)	(2,477)
Accrued compensation and employee benefits	(1,026)	(1,150)
Deferred revenues	(1,224)	34
Net cash used in operating activities	(20,360)	(2,393)
Investing Activities:
Purchases of marketable securities	(84,816)	(39,423)
Maturities of marketable securities	68,770	58,955
Purchases of property and equipment	(252)	(1,084)
Net cash provided by / (used in) investing activities	(16,298)	18,448
Financing Activities:
Taxes paid related to net share settlement of equity awards	(2)	(7)
Proceeds from issuance of common stock	187	3,178
Net cash provided by financing activities	185	3,171
Net increase / (decrease) in cash and cash equivalents	(36,473)	19,226
Cash and cash equivalents, beginning of period	69,482	6,030
Cash and cash equivalents, end of period	$33,009	$25,256
Supplemental disclosure of noncash investing activities:
Property and equipment included in accrued liabilities	$253	$579

See accompanying notes.

SANGAMO BIOSCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2016

(Unaudited)

NOTE 1—BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Sangamo BioSciences, Inc. (“Sangamo” or the “Company”) have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016. The condensed consolidated balance sheet data at December 31, 2015 were derived from the audited consolidated financial statements included in Sangamo’s Form 10-K for the year ended December 31, 2015, as filed with the SEC. The accompanying condensed consolidated financial statements and related financial information should be read in conjunction with the audited financial statements and footnotes thereto for the year ended December 31, 2015, included in Sangamo’s Form 10-K, as filed with the SEC.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. On an ongoing basis, management evaluates its estimates, including critical accounting policies or estimates related to revenue recognition, clinical trial accruals, and stock-based compensation. Estimates are based on historical experience and on various other market specific and other relevant assumptions that the Company believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from those estimates. During the first quarter of 2016, we revised the estimated performance period of the upfront Biogen license through June 2019. This change increased net loss by $0.9 million and increased our basic net loss per share by $0.01 for the three month period ended March 31, 2016.

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

Recent Accounting Standards

In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-09, Improvements to Employee Share-Based Payment Accounting, which amends ASC Topic 718, Stock Compensation. The objective of this amendment is part of the FASB’s Simplification Initiative as it applies to several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The guidance is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. The Company is currently in the process of evaluating the impact of the pending adoption of ASU 2016-09 on its consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases. Under the new guidance, lessees will be required to recognize a lease liability and a right-of-use asset for all leases (with the exception of short-term leases) at the commencement date. ASU 2016-02 is effective for annual and interim periods beginning on or after December 15, 2018 and early adoption is permitted. Under ASU 2016-02, lessees (for capital and operating leases) and lessors (for sales-type, direct financing, and operating leases) must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. Lessees and lessors may not apply a full retrospective transition approach. The Company is currently in the process of evaluating the impact of the pending adoption of ASU 2016-02 on its consolidated financial statements.

In August 2014, the FASB issued ASU 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. ASU 2014-15 requires management to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. In doing so, companies will have reduced diversity in the timing and content of footnote disclosures than under the current guidance. ASU 2014-15 is effective for the Company in the first quarter of 2016 with early adoption permitted. The Company does not believe the impact of adopting ASU 2014-15 on its consolidated financial statements is material.

In May 2014 the FASB issued ASU 2014-09, Revenue from Contracts with Customers (ASU 2014-09). This standard outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The main principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. ASU 2014-09 provides companies with two implementation methods: (i) apply the standard retrospectively to each prior reporting period presented (full retrospective application); or (ii) apply the standard retrospectively with the cumulative effect of initially applying the standard as an adjustment to the opening balance of retained earnings of the annual reporting period that includes the date of initial application (modified retrospective application). This guidance is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. The Company is currently in the process of evaluating the impact of the pending adoption of ASU 2014-09 on its consolidated financial statements.

NOTE 2—FAIR VALUE MEASUREMENT

The Company measures certain financial assets and liabilities at fair value on a recurring basis, including cash equivalents, and available-for sale-securities. The fair value of these assets were determined based on a three-tier hierarchy under the authoritative guidance for fair value measurements and disclosures that prioritizes the inputs used in measuring fair value as follows:

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

The fair value measurements of the Company’s cash equivalents, and available-for-sale marketable securities are identified at the following levels within the fair value hierarchy (in thousands):

	March 31, 2016
	Fair Value Measurements
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents:
Money market funds	$19,387	$19,387	$—	$—
U.S. government sponsored entity debt securities	8,670	8,670	—	—
Total	28,057	28,057	—	—
Marketable securities:
Commercial paper securities	32,468	—	32,468	—
Corporate debt securities	14,559	—	14,559	—
U.S. government sponsored entity debt securities	108,548	—	108,548	—
Total	155,575	—	155,575	—
Total cash equivalents and marketable securities	$183,632	$28,057	$155,575	$—

	December 31, 2015
	Fair Value Measurements
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents:
Money market funds	$25,070	$25,070	$—	$—
Commercial paper securities	2,000	2,000	—	—
U.S. government sponsored entity debt securities	38,867	38,867	—	—
Total	65,937	65,937	—	—
Marketable securities:
Commercial paper securities	30,717	—	30,717	—
Corporate debt securities	17,263	—	17,263	—
U.S. government sponsored entity debt securities	91,538	—	91,538	—
Total	139,518	—	139,518	—
Total cash equivalents and marketable securities	$205,455	$65,937	$139,518	$—

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

NOTE 3—MARKETABLE SECURITIES

Sangamo classifies its marketable securities as available-for-sale and records its investments at estimated fair value based on quoted market prices or observable market inputs of substantially identical assets. Unrealized holding gains and losses are included in accumulated other comprehensive income (loss). Investments that have maturities beyond one year as of the end of the reporting period are classified as non-current.

The Company’s investments are subject to a periodic impairment review.  The Company recognizes an impairment charge when a decline in the fair value of its investments below the cost basis is judged to be other-than-temporary. The Company considers various factors in determining whether to recognize an impairment charge, including the length of time and extent to which the fair value has been less than the Company’s cost basis, the financial condition and near-term prospects of the investee, and the Company’s intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in the market value.  Realized gains and losses on available-for-sale securities are included in other income, which is determined using the specific identification method

The table below summarizes the Company’s investments (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	(Losses)	Fair Value
March 31, 2016
Cash equivalents:
Money market funds	$19,387	$—	$—	$19,387
U.S. government sponsored entity debt securities	8,669	1	—	8,670
Total	28,056	1	—	28,057
Available-for-sale securities:
Commercial paper securities	$32,413	$55	$—	$32,468
Corporate debt securities	14,563	1	(5)	14,559
U.S. government sponsored entity debt securities	108,501	50	(3)	108,548
Total	155,477	106	(8)	155,575
Total cash equivalents and available-for-sale securities	$183,533	$107	$(8)	$183,632
December 31, 2015
Cash equivalents:
Money market funds	$25,070	$—	$—	$25,070
Commercial paper securities	2,000	—	—	2,000
U.S. government sponsored entity debt securities	38,866	1	—	38,867
Total	65,936	1	—	65,937
Available-for-sale securities:
Commercial paper securities	$30,667	$50	$—	$30,717
Corporate debt securities	17,275	—	(12)	17,263
U.S. government sponsored entity debt securities	91,562	—	(24)	91,538
Total	139,504	50	(36)	139,518
Total cash equivalents and available-for-sale securities	$205,440	$51	$(36)	$205,455

The Company had no other-than-temporary impairments of its investments for the three months ended March 31, 2016 or the twelve months ended December 31, 2015. As of March 31, 2016 and December 31, 2015, all of the Company’s investments had maturity dates within two years. The Company had no material realized losses or other-than-temporary impairments of available-for-sale securities. Sangamo has the intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in the market value. No investments were other-than-temporarily impaired.

NOTE 4—BASIC AND DILUTED NET LOSS PER SHARE

Basic net loss per share has been computed by dividing the net loss by the weighted-average number of shares of common stock outstanding during the period. Diluted net loss per share is calculated by dividing net loss by the weighted-average number of shares of common stock and potential dilutive securities outstanding during the period.

Because Sangamo is in a net loss position, diluted net loss per share excludes the effects of common stock equivalents consisting of stock options and restricted stock units, which are all anti-dilutive. The total number of shares subject to stock options and restricted stock units outstanding were excluded from consideration in the calculation of diluted net loss per share. Stock options and restricted stock units outstanding for the three months ended March 31, 2016 and 2015 were 8,880,007 and 8,522,752, respectively.

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

In January 2016 Sangamo and Biogen agreed on an updated beta-thalassemia Development Plan and budget using the BCL11A Enhancer target. As a result of this change, we updated the estimated performance period of the upfront license through June 2019. We also updated the milestones to be received based on the updated performance period of our deliverables under the Biogen Agreement. Sangamo received an upfront license fee of $20.0 million upon entering into the Biogen Agreement. In addition, the Company will also be eligible to receive up to $126.3 million in payments upon the achievement of specified research, regulatory, clinical development milestones, as well as up to $167.5 million in payments upon the achievement of specified commercialization and sales milestones. In addition, if products are commercialized under the Biogen Agreement, Biogen will pay Sangamo incremental royalties for each licensed product that are a tiered double-digit percentage of annual net sales of such product. To date, no milestone payments have been received and no products have been approved and therefore no royalty fees have been earned under the Biogen Agreement.

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

The Company has identified the deliverables within the arrangement as a license to the technology and on-going research services activities. The Company has concluded that the license is not a separate unit of accounting as it does not have stand-alone value to Biogen apart from the research services to be performed pursuant to the Biogen Agreement. As a result, the Company will recognize revenue from the upfront payment on a straight-line basis through June 2019, which is the estimated term during which the Company will perform research services. The estimated period of performance is reviewed quarterly and adjusted, as needed, to reflect our current assumptions regarding the timing of our deliverables. As of March 31, 2016, the Company has deferred revenue of $8.0 million related to the Biogen Agreement.

Revenues recognized under the agreement with Biogen for the three months ended March 31, 2016 and 2015 were as follows (in thousands):

	Three months ended
	March 31,
	2016	2015
Revenue related to Biogen Collaboration:
Recognition of upfront fee	$608	$1,523
Research services	2,031	1,533
Total	$2,639	$3,056

Related costs and expenses incurred under the Biogen Agreement related to the beta-thalassemia project, which was co-funded with California Institute for Regenerative Medicine (CIRM), were $2.0 million and $1.4 million during the three months ended March 31, 2016 and 2015, respectively. Related costs and expenses for other projects including sickle cell disease under the Biogen agreement were $0.1 million and $1.1 million during the three months ended March 31, 2016 and 2015, respectively.

Amended Collaboration and License Agreement with Shire International GmbH in Human Therapeutics and Diagnostics

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

On September 1, 2015, the Shire Agreement was amended such that Shire agreed to return to Sangamo the exclusive, world-wide rights to gene targets for the development and commercialization of ZFP Therapeutics for hemophilia A and B.  Shire retains the rights and will continue to develop a ZFP Therapeutic for Huntington’s disease and a ZFP Therapeutic for one additional gene target yet to be named.  Sangamo will provide certain target feasibility services, and upon Shire’s request, certain research activities according to a research plan as agreed upon by both companies. Such research activities performed by Sangamo will be reimbursed by Shire. Shire’s rights with respect to other targets contemplated in the original agreement revert to Sangamo. Under the revised agreement, each company is responsible for expenses associated with its own programs and will reimburse the other for any ongoing services provided. Shire is responsible for reimbursement of $4.0 million related to obligations prior to the amendment date which is being recognized in revenue as expenses are incurred. During the three months ended March 31, 2016, there were no expenses incurred and recognized related to prior obligations. Sangamo has granted Shire a right of first negotiation to license the hemophilia A and B programs. Under the amended agreement, Shire does not have any milestone payment obligations to us with respect to the retained programs, but it is required to pay single digit percentage royalties to us, up to a specified maximum cap, on the commercial sales of ZFP therapeutic products from such programs. Under the Agreement, Sangamo has full control over, and full responsibility for the costs of, the hemophilia programs returned to us, subject to certain diligence obligations and Shire’s right of first negotiation to obtain a license to such programs under certain circumstances. The Company is required to pay single digit percentage royalties to Shire, up to a specified maximum cap, on commercial sales of ZFP therapeutic products from such returned programs.

The Company has identified the deliverables within the amended arrangement as a license to the technology and on-going research services activities. The Company has concluded that the license is not a separate unit of accounting as it does not have stand-alone value to Shire apart from the research services to be performed pursuant to the Shire amendment. Sangamo continues to be responsible for research activities related to our licensed technology with Shire under the amendment. As a result, the Company will continue to recognize revenue from the upfront payment received upon entering into the original Shire agreement in 2012 on a straight-line basis over the six-year initial research term during which the Company expects to perform research services. As of March 31, 2016, the Company has deferred revenue of $4.0 million related to the Shire Agreement.

Revenues recognized under the agreement with Shire for the three months ended March 31, 2016 and 2015 were as follows (in thousands):

	Three months ended
	March 31,
	2016	2015
Revenue related to Shire Collaboration:
Recognition of upfront fee	$542	$542
Research services	429	4,522
Total	$971	$5,064

Related costs and expenses incurred under the Shire agreement were $0.4 million and $4.5 million during the three months ended March 31, 2016 and 2015, respectively.

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

In October 2009 the Company expanded the Sigma Agreement. In addition to the original terms of the Sigma Agreement, Sigma received exclusive rights to develop and distribute ZFP-modified cell lines for commercial production of protein pharmaceuticals and certain ZFP-engineered transgenic animals for commercial applications. Under the terms of the agreement, Sigma made an upfront cash payment of $20.0 million consisting of a $4.9 million purchase of 636,133 shares of Sangamo common stock, valued at $4.9 million, and a $15.1 million upfront license fee. Sangamo has received commercial license fees of $5.0 million based upon a percentage of net sales and sublicensing revenue and thereafter a reduced royalty rate of 10.5% of net sales and sublicensing revenue.  In addition, upon the achievement of certain cumulative commercial milestones Sigma will make milestone payments to Sangamo up to an aggregate of $25.0 million.

Revenues recognized under the agreement with Sigma for the three months ended March 31, 2016 and 2015 were as follows (in thousands):

	Three months ended
	March 31,
	2016	2015
Revenue related to Sigma Collaboration:
Royalty revenues	$12	$264
License fee revenues	7	4,256
Total	$19	$4,520

Related costs and expenses incurred under the Sigma agreement were $0.0 million and $0.2 million during the three months ended March 31, 2016 and 2015, respectively.

Agreement with Dow AgroSciences in Plant Agriculture

In October 2005 the Company entered into an exclusive commercial license agreement with Dow AgroSciences, LLC (DAS). Under this agreement, Sangamo provides DAS with access to proprietary ZFP technology and the exclusive right to use the technology to modify the genomes or alter the nucleic acid or protein expression of plant cells, plants, or plant cell cultures. Sangamo has retained rights to use plants or plant-derived products to deliver ZFP transcription factors (ZFP TFs) or ZFP nucleases (ZFNs) into humans or animals for diagnostic, therapeutic or prophylactic purposes. The Company’s agreement with DAS provided for an initial three year research term. In June 2008, DAS exercised its option under the agreement to obtain a commercial license to sell products incorporating or derived from plant cells generated using the Company’s ZFP technology, including agricultural crops, industrial products and plant-derived biopharmaceuticals. The exercise of the option triggered a one-time commercial license fee of $6.0 million, payment of the remaining $2.3 million of the previously agreed $4.0 million in research milestones, development and commercialization milestone payments for each product, and royalties on sales of products. Furthermore, DAS has the right to sublicense Sangamo’s ZFP technology to third parties for use in plant cells, plants or plant cell cultures and Sangamo will be entitled to 25% of any cash consideration received by DAS under such sublicenses. In December 2010, the Company amended its agreement with DAS to extend the period of reagent manufacturing services and research services through December 31, 2012.

The agreement with DAS also provides for minimum sublicense fees each year due to Sangamo every October, provided the Agreement is not terminated by DAS. Annual fees range from $250,000 to $3.0 million and total $25.3 million over 11 years. The Company does not have any ongoing performance obligations with respect to the sublicensing activities to be conducted by DAS. DAS has the right to terminate the agreement at any time; accordingly, the Company’s actual sublicense fees over the term of the agreement could be lower than $25.3 million. In addition, each party may terminate the agreement upon an uncured material breach by the other party. In the event of any termination of the agreement, all rights to use the Company’s ZFP technology will revert to Sangamo, and DAS will no longer be permitted to practice Sangamo’s ZFP technology or to develop or, except in limited circumstances, commercialize any products derived from the Company’s ZFP technology.

There were no revenues or related costs and expenses incurred under the agreement during the three months ended March 31, 2016 and 2015, respectively.

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

There were no revenues attributable to research and development performed under the Strategic Partnership Award during the three months ended March 31, 2016 and 2015, respectively. Related costs and expenses incurred under the CIRM Strategic Partnership Award were $0.3 million and $0.3 million during the three months ended March 31, 2016 and 2015, respectively.

NOTE 6—INCOME TAXES

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

NOTE 7—STOCK-BASED COMPENSATION

The following table shows total stock-based compensation expense included in the condensed consolidated statements of operations for the three months ended March 31, 2016 and 2015 (in thousands):

	Three months ended
	March 31,
	2016	2015
Research and development	$1,850	$1,691
General and administrative	1,344	1,262
Total stock-based compensation expense	$3,194	$2,953

NOTE 8—BUILD-TO-SUIT LEASE

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

The Company is deemed, for accounting purposes only, to be the owner of the entire project including the building shell, even though it is not the legal owner. In connection with the Company’s accounting for this transaction, the Company will capitalize costs of construction as a build-to-suit property within property and equipment, net, and recognize a corresponding build-to-suit lease obligation for the same amount. As of the three months ended March 31, 2016, $0.2 million of costs were capitalized in construction in progress with a corresponding build-to-suit lease obligation recognized related to this lease.

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

The discussion in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contains trend analysis, estimates and other forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements include, without limitation, statements containing the words “believes,” “anticipates,” “expects,” “continue,” and other words of similar import or the negative of those terms or expressions. Such forward-looking statements are subject to known and unknown risks, uncertainties, estimates and other factors that may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. You should read the following discussion and analysis along with the financial statements and notes attached to those statements included elsewhere in this report and in our annual report on Form 10-K for the year ended December 31, 2015 as filed with the SEC.

Overview

We are the leading company in the field of therapeutic genome editing which we are applying to “Engineer Genetic Cures” for numerous gene-based diseases. As a clinical stage biopharmaceutical company we are focused on the research, development and commercialization of engineered DNA-binding proteins for therapeutic genome editing and gene regulation.  Our proprietary zinc finger DNA-binding proteins (ZFP) technology enables efficient and highly specific genome editing and gene regulation and we are developing ZFP Therapeutics, novel therapeutic products for the treatment of genetic disease. We have several proprietary clinical and preclinical programs in development and have strategically partnered certain programs with biopharmaceutical companies to obtain funding for our own programs and to expedite clinical and commercial development. Our long-term goal is to forward integrate into manufacturing, development and commercial operations to more fully capture the value of our proprietary ZFP Therapeutic products.

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

We have established collaborative partnership with Biogen Inc., formerly Biogen Idec Inc. (Biogen), to research, develop and commercialize our preclinical ZFP Therapeutic development program in hemoglobinopathies, including sickle cell disease (SCD) and beta-thalassemia.  We also have a collaborative partnership with Shire International GmbH, formerly Shire AG (Shire), to research, develop and commercialize our preclinical ZFP Therapeutic development program in Huntington’s disease (HD).

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

For the three months ended March 31, 2016, we incurred a consolidated net loss of $16.5 million, or $0.23 per share, compared to a net loss of $5.3 million, or $0.08 per share, for the same period in 2015. As of March 31, 2016, we had cash, cash equivalents, marketable securities and interest receivable totaling $189.0 million compared to $209.3 million as of December 31, 2015. As of March 31, 2016, we had an accumulated deficit of $385.7 million.

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

Critical Accounting Estimates

The accompanying discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements and the related disclosures, which have been prepared in accordance with generally accepted accounting principles in the United States. The preparation of these financial statements requires us to make estimates, assumptions and judgments that affect the reported amounts in our consolidated financial statements and accompanying notes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe that there have been no significant changes in our critical accounting policies and estimates disclosed in our Annual Report on Form 10-K for the year ended December 31, 2015, as filed with the SEC.

Results of Operations

Three months ended March 31, 2016 and 2015

Revenues

	Three months ended March 31,
	(in thousands, except percentage values)
	2016	2015	Change	%
Revenues:
Collaboration agreements	$3,711	$12,671	$(8,960)	(71%)
Research Grants	231	820	(589)	(72%)
Total revenues	$3,942	$13,491	$(9,549)	(71%)

Total revenues consist of revenues from collaboration agreements and research grants. We anticipate revenues over the next several years will be derived primarily from our collaboration agreements with Biogen, DAS and Sigma.

Revenues from our corporate collaboration agreements were $3.7 million for the three months ended March 31, 2016, compared to $12.7 million in the corresponding period in 2015. The $9.0 million decrease in collaboration agreements revenues was primarily due to a decrease of $4.5 million in revenues related to our collaboration with Sigma, $4.1 million related to the amendment of our collaboration and license agreement with Shire, and a $0.4 million decrease in revenues related to our collaboration and license agreement with Biogen.  The revenues from Biogen included $2.0 million from research services and $0.6 million related to partial recognition of an upfront license fee of $20.0 million. The revenues from Shire included $0.4 million from research services and $0.5 million related to partial recognition of an upfront license fee of $13.0 million. Research grant revenues were approximately $0.2 million for the three months ended March 31, 2016, compared to $0.8 million in the corresponding period in 2015.

Operating Expenses

	Three months ended March 31,
	(in thousands, except percentage values)
	2016	2015	Change	%
Operating expenses:
Research and development	$15,266	$14,980	$286	2%
General and administrative	5,357	4,732	625	13%
Total expenses	$20,623	$19,712	$911	5%

Research and development

Research and development expenses consist primarily of salaries and personnel related expenses, including stock-based compensation, laboratory supplies, preclinical and clinical studies, manufacturing expenses, allocated facilities expenses, subcontracted research expenses and expenses for technology licenses. In 2015, we established a Technical Operations group to manage the relationships with third-party vendors used in our manufacturing processes as well as to improve our process development and increase our overall manufacturing capabilities.  We expect to continue to devote substantial resources to research and development in the future and expect research and development expenses to increase in the next several years if we are successful in advancing our HIV/AIDS program and our IVPRP programs in the clinic and if we are able to progress our earlier stage ZFP therapeutic product candidates into clinical trials including our programs under our collaboration with Biogen and Shire. Pursuant to the terms of the agreements with Biogen and Shire, certain of our expenses related to research and development activities will be reimbursed, including employee and external research costs. The reimbursement funds received from Biogen and Shire are recognized as revenue as the costs are incurred and collection is reasonably assured. We also continue to fulfill our obligations under the terms of our non-therapeutic collaboration agreements with Sigma and DAS. In addition, to the extent we continue to receive royalties from Sigma, we will incur fees related to certain technologies that we have in-licensed.

Research and development expenses were $15.3 million for the three months ended March 31, 2016, compared to $15.0 million in the corresponding period in 2015. The increase of $0.3 million in research and development expenses was primarily due to increases of $0.4 million increase in salaries and benefits, $0.3 million in consulting expense, and $0.2 million in stock-based compensation expense, partially offset by a decrease of $0.6 million in manufacturing expenses.

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

General and administrative expenses were $5.4 million for the three months ended March 31, 2016, compared to $4.7 million for the corresponding period in 2015. The increase was primarily related to an increase of $0.4 million in professional fees and consulting expense, $0.1 million in salaries and benefits, and $0.1 million in stock-based compensation expense.

Liquidity and Capital Resources

Liquidity

Since inception, we have incurred significant net losses and we have funded our operations primarily through the issuance of equity securities, payments from corporate collaborators and strategic partners and research grants.

As of March 31, 2016, we had cash, cash equivalents, marketable securities and interest receivable totaling $189.0 million compared to $209.3 million as of December 31, 2015, with the decrease primarily attributable to our net operating loss.

Our most significant use of capital pertains to salaries and benefits for our employees and external development expenses, such as manufacturing, clinical trials and preclinical activity, related to our ZFP Therapeutic programs. Our cash and investment balances are held in a variety of interest bearing instruments, including obligations of U.S. government agencies, U.S. Treasury debt securities, corporate debt securities, corporate debt securities and money market funds. Cash in excess of immediate requirements is invested in accordance with our investment policy with a view toward capital preservation and liquidity.

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

Cash Flows

Operating activities. Net cash used in operating activities for the three months ended March 31, 2016 and 2015 was $20.4 million and $2.4 million, respectively. Net cash used in operating activities for the three months ended March 31, 2016 primarily reflected the increase in net loss for the period as well as a decrease in accrued liabilities and deferred revenue, partially offset by the increase in stock-based compensation. Net cash used in operating activities for the three months ended March 31, 2015 primarily reflected the increases in net loss for the period as well as a decrease in accounts receivable, accounts payable and accrued compensation, partially offset by the increase in stock-based compensation.

Investing activities. Net cash used in investing activities for the three months ended March 31, 2016 was $16.3 million, while cash provided in investing activities was $18.4 million for the three months ended March 31, 2015. Cash flows from investing activities for both periods primarily related to purchases and maturities of investments.

Financing activities. Net cash provided by financing activities for the three months ended March 31, 2016 and 2015 was $0.2 million and $3.2 million, respectively. Net cash provided by financing activities for the three month period ended March 31, 2016 and March 31, 2015 was primarily related to the issuance of common stock upon exercise of stock options.

Operating Capital and Capital Expenditure Requirements

We anticipate continuing to incur operating losses for at least the next several years. While our rate of cash usage may increase in the future, in particular to support our product development endeavors, we believe our available cash resources as well as funds received from corporate collaborators, strategic partners and research grants will enable us to maintain our currently planned operations through 2017. Future capital requirements will be substantial, and if our capital resources are insufficient to meet future capital requirements, we will need to raise additional capital to fund our operations, including ZFP Therapeutic development activities, through equity or debt financing. We regularly consider fund raising opportunities and may decide, from time to time, to raise capital based on various factors, including market conditions and our plans of operation. Additional capital may not be available on terms acceptable to us, or at all. If adequate funds are not available, or if the terms of potential funding sources are unfavorable, our business and our ability to develop our technology and our ZFP Therapeutic products would be harmed. Furthermore, any sales of additional equity securities may result in dilution to our stockholders, and any debt financing may include covenants that restrict our business.

Our future capital requirements will depend on many factors and are not limited to the following:

•	the initiation, progress, timing and completion of clinical trials for our product candidates;
•	the outcome, timing and cost of regulatory approvals;
•	the success of our collaboration agreements with Biogen and Shire;
•	delays that may be caused by changing regulatory requirements;
•	the number of product candidates that we pursue;
•	the costs involved in filing and prosecuting patent applications and enforcing and defending patent claims;

•	the timing and terms of future in-licensing and out-licensing transactions;
•	the cost and timing of establishing sales, marketing, manufacturing and distribution capabilities;
•	the cost of procuring clinical and commercial supplies of our product candidates;
•	the extent to which we acquire or invest in businesses, products or technologies; and
•	the possible costs of litigation.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our primary exposure to market risk is interest income sensitivity relating to our cash, cash equivalents and investments, which is affected by changes in the general level of U.S. interest rates. We do not have any foreign currency or other derivative financial instruments.

Our market risks at March 31, 2016 have not changed materially from those discussed in Item 7A of our Form 10-K for the year ended December 31, 2015 on file with the SEC.

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

An investment in our common stock involves significant risk. You should carefully consider the information described in the following risk factors, together with the other information appearing elsewhere in this report, before making an investment decision regarding our common stock. While the risk factors set forth below update and supplement the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2015 (2015 Annual Report), you should review our 2015 Annual Report, including the section under the caption “Item 1A. Risk Factors,” together with the other information appearing elsewhere in this report, before making an investment decision regarding our common stock. If any of the risks described below or in our 2015 Annual Report actually occur, our business, financial conditions, results of operation and future growth prospects would likely be materially and adversely affected. In these circumstances, the market price of our common stock could decline, and you may lose all or a part of your investment in our common stock. Moreover, the risks described below and in our 2015 Annual Report are not the only ones that we face. Additional risks not presently known to us or that we currently deem immaterial may also affect our business, operating results, prospects or financial condition. You should carefully consider these risk factors, together with all of the other information included in this Form 10-Q as well as our other publicly available filings with the Securities and Exchange Commission.

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

Before commencing clinical trials in humans, we must submit an IND application to the FDA. The FDA has 30 days to comment on the application, and if the agency has no comments, we or our commercial partner may begin clinical trials. While we have stated our intention to file additional IND applications in the future, this is only a statement of intent, and we may not be able to do so because the associated product candidates may not meet the necessary preclinical requirements. In addition, there can be no assurance that, once filed, an IND application will result in the actual initiation of clinical trials. Clinical trials are subject to oversight by institutional review boards and the FDA. In addition, our proposed clinical studies may require review from the Recombinant DNA Advisory Committee (RAC), which is the advisory board to the National Institutes of Health (NIH), focusing on clinical trials involving gene transfer.

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

We have generated operating losses since we began operations in 1995. Our net losses for the years ended December 31, 2015, 2014 and 2013 were $40.7 million, $26.4 million and $26.6 million, respectively. The extent of our future losses and the timing of profitability are uncertain, and we expect to incur losses for the foreseeable future. We have been engaged in developing our ZFP technology since inception, which has and will continue to require significant research and development expenditures. To date, we have generated our funding from issuance of equity securities, revenues derived from collaboration agreements, other strategic partnerships in non-therapeutic applications of our technology, federal government research grants and grants awarded by research foundations. As of March 31, 2016, we had an accumulated deficit of $385.7 million. Since our IPO in 2000, we have generated an aggregate of approximately $331.4 million in gross proceeds from the sale of our equity securities. We expect to continue to incur additional operating losses for the next several years as we continue to advance our ZFP Therapeutic product candidates. If the time required to generate significant product revenues and achieve profitability is longer than we currently anticipate or if we are unable to generate liquidity through equity financing or other sources of funding, we may be forced to curtail or suspend our operations.

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

We depend on third party collaborators and strategic partners to design and conduct our clinical trials for some of our therapeutic programs. As a result, we may not be able to conduct these programs in the manner or on the time schedule we currently contemplate, which may negatively impact our business operations. In addition, if any of these collaborators or strategic partners withdraws support for our programs or proposed products or otherwise impair their development; our business could be negatively affected.

We have a collaborative agreement with Shire, pursuant to which we are engaging in a joint program with Shire to research, develop and commercialize human therapeutics and diagnostics for Huntington’s disease and other monogenic diseases based on our ZFP technology. Under this agreement, we will provide certain target feasibility activities and upon Shire’s request, certain research activities under a research plan, agreed upon by both companies. Shire is responsible for clinical development and commercialization of products generated from the research program from and after the acceptance of an IND or CTA for the product.

In addition, we have a collaborative agreement with Biogen for the clinical development and commercialization of therapeutics based on our ZFP technology for hemoglobinopathies, including beta-thalassemia and SCD. Under the agreement, we are responsible for all discovery, research and development activities through the first human clinical trial for the first ZFP Therapeutic developed for the treatment of beta-thalassemia. In the SCD program, both parties are responsible for research and development activities through the submission of an IND.

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

During the three months ended March 31, 2016, the closing price of our common stock, as reported by the NASDAQ Global Select Market, ranged from a low of $4.91 to high of $8.95. During the fiscal year ended December 31, 2015, our common stock price fluctuated, ranging from a low of $5.56 to a high of $18.54. Volatility in our common stock could cause stockholders to incur substantial losses. An active public market for our common stock may not be sustained, and the market price of our common stock may continue to be highly volatile. The market price of our common stock has fluctuated significantly in response to various factors, some of which are beyond our control, including but not limited to the following:

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

ITEM 6.	EXHIBITS

(a) Exhibits:

10.1†	Letter Agreement and Waiver dated March 24, 2016 with Biogen.

31.1	Rule 13a — 14(a) Certification by President and Chief Executive Officer

31.2	Rule 13a — 14(a) Certification by Principal Financial and Accounting Officer

32.1	Certification Pursuant to 18 U.S.C. Section 1350

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

† Confidential treatment has been requested for certain information contained in this document. Such information has been omitted and filed separately with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 5, 2016

SANGAMO BIOSCIENCES, INC.

/s/ H. WARD WOLFF
H. Ward Wolff
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)