Form 10-Q
period 2016-06-30
SANGAMO BIOSCIENCES INC
filed 2016-08-04
CIK 1001233

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

As of August 1, 2016, 70,618,388 shares of the issuer’s common stock, par value $0.01 per share, were outstanding.

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

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

SANGAMO BIOSCIENCES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited; in thousands, except share and per share amounts)

	June 30,	December 31,
	2016	2015
ASSETS
Current assets:
Cash and cash equivalents	$12,955	$69,482
Marketable securities	159,321	139,518
Interest receivable	299	307
Accounts receivable	2,305	2,521
Prepaid expenses	1,270	754
Total current assets	176,150	212,582
Property and equipment, net	3,025	2,916
Goodwill	1,585	1,585
Other assets	146	152
Total assets	$180,906	$217,235
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$7,014	$8,229
Accrued compensation and employee benefits	2,202	2,748
Deferred revenues	5,244	9,120
Total current liabilities	14,460	20,097
Deferred revenues, non-current	6,176	4,699
Build-to-suit lease obligation	247	—
Total liabilities	20,883	24,796
Commitments and contingencies
Stockholders' equity:
Common stock, $0.01 par value; 160,000,000 shares authorized, 70,606,263 and 70,354,608 shares issued and outstanding at June 30, 2016 and December 31, 2015, respectively	706	703
Additional paid-in capital	571,548	560,989
Accumulated deficit	(412,322)	(369,253)
Accumulated other comprehensive income	91	—
Total stockholders' equity	160,023	192,439
Total liabilities and stockholders' equity	$180,906	$217,235

See accompanying notes.

SANGAMO BIOSCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited; in thousands, except per share amounts)

	Three months ended		Six months ended
	June 30,		June 30,
	2016	2015	2016	2015
Revenues:
Collaboration agreements	$3,592	$7,801	$7,303	$20,472
Research grants	110	557	341	1,377
Total revenues	3,702	8,358	7,644	21,849
Operating expenses:
Research and development	19,454	15,618	34,720	30,598
General and administrative	11,090	5,017	16,447	9,749
Total operating expenses	30,544	20,635	51,167	40,347
Loss from operations	(26,842)	(12,277)	(43,523)	(18,498)
Interest and other income, net	243	151	430	305
Loss before income taxes	(26,599)	(12,126)	(43,093)	(18,193)
Benefit from income taxes	24	—	24	748
Net loss	$(26,575)	$(12,126)	$(43,069)	$(17,445)
Basic and diluted net loss per share	$(0.38)	$(0.17)	$(0.61)	$(0.25)
Shares used in computing basic and diluted net loss per share	70,487	69,684	70,430	69,485

See accompanying notes.

SANGAMO BIOSCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited; in thousands)

	Three months ended		Six months ended
	June 30,		June 30,
	2016	2015	2016	2015
Net loss	$(26,575)	$(12,126)	$(43,069)	$(17,445)
Change in unrealized gain (loss) on available-for-sale securities, net	8	(28)	91	22
Comprehensive loss	$(26,567)	$(12,154)	$(42,978)	$(17,423)

See accompanying notes.

SANGAMO BIOSCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited: in thousands)

	Six months ended
	June 30,
	2016	2015
Operating Activities:
Net loss	$(43,069)	$(17,445)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	493	428
Amortization of premium on marketable securities	133	464
Stock-based compensation	10,393	5,836
Change in fair value of contingent consideration liability	—	(1,800)
Intangible impairment	—	1,870
Benefit from income taxes	(24)	(748)
Net changes in operating assets and liabilities:
Interest receivable	8	30
Accounts receivable	216	5,189
Prepaid expenses and other assets	(510)	(131)
Accounts payable and accrued liabilities	(1,232)	449
Accrued compensation and employee benefits	(546)	(833)
Deferred revenues	(2,399)	(3,727)
Net cash used in operating activities	(36,537)	(10,418)
Investing Activities:
Purchases of marketable securities	(145,890)	(120,895)
Maturities of marketable securities	126,087	133,235
Purchases of property and equipment	(356)	(2,082)
Net cash provided by / (used in) investing activities	(20,159)	10,258
Financing Activities:
Taxes paid related to net share settlement of equity awards	(534)	(48)
Proceeds from issuance of common stock	703	4,946
Net cash provided by financing activities	169	4,898
Net increase / (decrease) in cash and cash equivalents	(56,527)	4,738
Cash and cash equivalents, beginning of period	69,482	6,030
Cash and cash equivalents, end of period	$12,955	$10,768
Supplemental disclosure of noncash investing activities:
Property and equipment included in accrued liabilities	$247	$84

See accompanying notes.

SANGAMO BIOSCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2016

(Unaudited)

NOTE 1—BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Sangamo BioSciences, Inc. (“Sangamo” or the “Company”) have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016. The condensed consolidated balance sheet data at December 31, 2015 were derived from the audited consolidated financial statements included in Sangamo’s Form 10-K for the year ended December 31, 2015, as filed with the SEC. The accompanying condensed consolidated financial statements and related financial information should be read in conjunction with the audited financial statements and footnotes thereto for the year ended December 31, 2015, included in Sangamo’s Form 10-K, as filed with the SEC.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. On an ongoing basis, management evaluates its estimates, including critical accounting policies or estimates related to revenue recognition, clinical trial accruals, and stock-based compensation. Estimates are based on historical experience and on various other market specific and other relevant assumptions that the Company believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from those estimates. During the first quarter of 2016, we revised the estimated performance period of the upfront Biogen license through June 2019. This change increased net loss by $0.9 million and $1.8 million for the three and six months ended June 30, 2016, respectively. The change in the performance period also increased our basic net loss per share by $0.01 and $0.03 for the three and six months ended June 30, 2016, respectively.

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

For revenue agreements with multiple element arrangements, such as license and development agreements, entered into on or after January 1, 2011, the Company allocates revenue to each non-contingent element based on the relative selling price of each element. When applying the relative selling price method, the Company determines the selling price for each deliverable using Vendor Specific Objective Evidence (“VSOE”) of selling price or Third Party Evidence (“TPE”) of selling price. If neither exists, the Company uses Estimated Selling Price (“ESP”) for that deliverable. Revenue allocated is then recognized when the basic four revenue recognition criteria are met for each element. The collaboration and license agreements entered into with Shire International GmbH, formerly Shire AG (Shire), in January 2012 and Biogen Inc., formerly Biogen Idec Inc. (Biogen) in January 2014, as amended, were evaluated under these amended accounting standards.

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

In August 2014, the FASB issued ASU 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. ASU 2014-15 requires management to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. In doing so, companies will have reduced diversity in the timing and content of footnote disclosures than under the current guidance. ASU 2014-15 is effective for the Company in the fourth quarter of 2016 with early adoption permitted. The Company does not believe the impact of adopting ASU 2014-15 on its consolidated financial statements will be material.

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

NOTE 2—FAIR VALUE MEASUREMENT

The Company measures certain financial assets and liabilities at fair value on a recurring basis, including cash equivalents, and available-for sale-securities. The fair values of these assets were determined based on a three-tier hierarchy under the authoritative guidance for fair value measurements and disclosures that prioritizes the inputs used in measuring fair value as follows:

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

The fair value measurements of the Company’s cash equivalents, and available-for-sale marketable securities are identified at the following levels within the fair value hierarchy (in thousands):

	June 30, 2016
	Fair Value Measurements
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents:
Money market funds	$10,704	$10,704	$—	$—
Total	10,704	10,704	—	—
Marketable securities:
Commercial paper securities	32,473	—	32,473	—
Corporate debt securities	11,766	—	11,766	—
U.S. government sponsored entity debt securities	115,082	—	115,082	—
Total	159,321	—	159,321	—
Total cash equivalents and marketable securities	$170,025	$10,704	$159,321	$—

	December 31, 2015
	Fair Value Measurements
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents:
Money market funds	$25,070	$25,070	$—	$—
Commercial paper securities	2,000	2,000	—	—
U.S. government sponsored entity debt securities	38,867	38,867	—	—
Total	65,937	65,937	—	—
Marketable securities:
Commercial paper securities	30,717	—	30,717	—
Corporate debt securities	17,263	—	17,263	—
U.S. government sponsored entity debt securities	91,538	—	91,538	—
Total	139,518	—	139,518	—
Total cash equivalents and marketable securities	$205,455	$65,937	$139,518	$—

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

The table below summarizes the Company’s investments (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	(Losses)	Fair Value
June 30, 2016
Cash equivalents:
Money market funds	$10,704	$—	$—	$10,704
Total	10,704	—	—	10,704
Available-for-sale securities:
Commercial paper securities	$32,403	$70	$—	$32,473
Corporate debt securities	11,765	1	—	11,766
U.S. government sponsored entity debt securities	115,004	78	—	115,082
Total	159,172	149	—	159,321
Total cash equivalents and available-for-sale securities	$169,876	$149	$—	$170,025
December 31, 2015
Cash equivalents:
Money market funds	$25,070	$—	$—	$25,070
Commercial paper securities	2,000	—	—	2,000
U.S. government sponsored entity debt securities	38,866	1	—	38,867
Total	65,936	1	—	65,937
Available-for-sale securities:
Commercial paper securities	$30,667	$50	$—	$30,717
Corporate debt securities	17,275	—	(12)	17,263
U.S. government sponsored entity debt securities	91,562	—	(24)	91,538
Total	139,504	50	(36)	139,518
Total cash equivalents and available-for-sale securities	$205,440	$51	$(36)	$205,455

The Company had no other-than-temporary impairments of its investments for the six months ended June 30, 2016 or the twelve months ended December 31, 2015. As of June 30, 2016 and December 31, 2015, all of the Company’s investments had maturity dates within two years. The Company had no material realized losses or other-than-temporary impairments of available-for-sale securities as of the six months ended June 30, 2016. Sangamo has the intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in the market value.

NOTE 4—BASIC AND DILUTED NET LOSS PER SHARE

Basic net loss per share has been computed by dividing the net loss by the weighted-average number of shares of common stock outstanding during the period. Diluted net loss per share is calculated by dividing net loss by the weighted-average number of shares of common stock and potential dilutive securities outstanding during the period.

Because Sangamo is in a net loss position, diluted net loss per share excludes the effects of common stock equivalents consisting of stock options and restricted stock units, which are all anti-dilutive. The total number of shares subject to stock options and restricted stock units outstanding were excluded from consideration in the calculation of diluted net loss per share. Stock options and restricted stock units outstanding for the six months ended June 30, 2016 and 2015 were 9,408,253 and 8,149,523, respectively.

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

Under the Biogen Agreement, Sangamo and Biogen jointly conduct two research programs: the beta-thalassemia program and the SCD program. For the beta-thalassemia program, Sangamo is responsible for all discovery, research and development activities through the first human clinical trial for the first ZFP Therapeutic developed under the Biogen Agreement for the treatment of beta-

thalassemia. For the SCD program, both parties are responsible for research and development activities through the submission of an Investigational New Drug (IND) application for ZFP Therapeutics intended to treat SCD. For both programs, Biogen is responsible for subsequent world-wide clinical development, manufacturing and commercialization of licensed products developed under the Biogen Agreement. At the end of specified research terms for each program or under certain specified circumstances, Biogen retains the right to step in and take over any remaining activities of Sangamo. Furthermore, Sangamo has an option to co-promote in the United States any licensed product to treat beta-thalassemia and SCD developed under the Biogen Agreement, and Biogen agrees to compensate Sangamo for such co-promotion activities.

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

The Company has identified the deliverables within the arrangement as a license to the technology and on-going research services activities. The Company has concluded that the license is not a separate unit of accounting as it does not have stand-alone value to Biogen apart from the research services to be performed pursuant to the Biogen Agreement. As a result, the Company will recognize revenue from the upfront payment on a straight-line basis through June 2019, which is the estimated term during which the Company will perform research services. The estimated period of performance is reviewed quarterly and adjusted, as needed, to reflect our current assumptions regarding the timing of our deliverables. As of June 30, 2016, the Company has deferred revenue of $7.4 million related to the Biogen Agreement.

Revenues recognized under the agreement with Biogen for the three and six months ended June 30, 2016 and 2015 were as follows (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2016	2015	2016	2015
Revenue related to Biogen Collaboration:
Recognition of upfront fee	$608	$1,540	$1,216	$3,063
Research services	1,894	1,701	3,925	3,233
Total	$2,502	$3,241	$5,141	$6,296

Related costs and expenses incurred under the Biogen Agreement related to the beta-thalassemia project, which was co-funded with California Institute for Regenerative Medicine (CIRM), were $2.1 million and $1.0 million during the three months ended June 30, 2016 and 2015, respectively, and $4.1 million and $2.4 million during the six months ended June 30, 2016 and, 2015, respectively. Related costs and expenses for other projects including sickle cell disease under the Biogen agreement were $0.0 million and $1.0 million during the three months ended June 30, 2016 and 2015, respectively, and $0.1 million and $2.1 million during the six months ended June 30, 2016 and 2015, respectively.

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

On September 1, 2015, the Shire Agreement was amended such that Shire agreed to return to Sangamo the exclusive, world-wide rights to gene targets for the development and commercialization of ZFP Therapeutics for hemophilia A and B.  Shire retains the rights and will continue to develop a ZFP Therapeutic for Huntington’s disease and a ZFP Therapeutic for one additional gene target yet to be named.  Sangamo will provide certain target feasibility services, and upon Shire’s request, certain research activities according to a research plan as agreed upon by both companies. Such research activities performed by Sangamo will be reimbursed by Shire. Shire’s rights with respect to other targets contemplated in the original agreement revert to Sangamo. Under the revised agreement, each company is responsible for expenses associated with its own programs and will reimburse the other for any ongoing services provided. Shire is responsible for reimbursement of $4.0 million related to obligations prior to the amendment date which is being recognized in revenue as expenses are incurred. During the three and six months ended June 30, 2016, there were no expenses incurred and recognized related to prior obligations. Sangamo has granted Shire a right of first negotiation to license the hemophilia A and B programs. Under the amended agreement, Shire does not have any milestone payment obligations to us with respect to the retained programs, but it is required to pay single digit percentage royalties to us, up to a specified maximum cap, on the commercial sales of ZFP therapeutic products from such programs. Under the Agreement, Sangamo has full control over, and full responsibility for the costs of, the hemophilia programs returned to us, subject to certain diligence obligations and Shire’s right of first negotiation to obtain a license to such programs under certain circumstances. The Company is required to pay single digit percentage royalties to Shire, up to a specified maximum cap, on commercial sales of ZFP therapeutic products from such returned programs.

The Company has identified the deliverables within the amended arrangement as a license to the technology and on-going research services activities. The Company has concluded that the license is not a separate unit of accounting as it does not have stand-alone value to Shire apart from the research services to be performed pursuant to the Shire amendment. Sangamo continues to be responsible for research activities related to our licensed technology with Shire under the amendment. As a result, the Company will continue to recognize revenue from the upfront payment received upon entering into the original Shire agreement in 2012 on a straight-line basis over the six-year initial research term during which the Company expects to perform research services. As of June 30, 2016, the Company has deferred revenue of $4.0 million related to the Shire Agreement.

Revenues recognized under the agreement with Shire for the three and six months ended June 30, 2016 and 2015 were as follows (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2016	2015	2016	2015
Revenue related to Shire Collaboration:
Recognition of upfront fee	$541	$542	$1,083	$1,083
Research services	363	3,894	792	8,416
Total	$904	$4,436	$1,875	$9,499

Related costs and expenses incurred under the Shire agreement were $0.3 million and $4.2 million during the three months ended June 30, 2016 and 2015, respectively, and $0.7 million and $8.7 million during the six months ended June 30, 2016 and 2015, respectively.

Agreement with Sigma-Aldrich Corporation in Laboratory Research Reagents, Transgenic Animal and Commercial Protein Production Cell-line Engineering

In July 2007 the Company entered into a license agreement (the “Sigma Agreement”) with Sigma-Aldrich Corporation (“Sigma”). Under the Sigma Agreement, Sangamo agreed to provide Sigma with access to Sangamo’s proprietary ZFP technology and the exclusive right to use the technology to develop and commercialize research reagent products and services in the research field, excluding certain agricultural research uses that Sangamo previously licensed to Dow AgroSciences LLC (DAS). Under the Sigma Agreement, Sangamo and Sigma agreed to conduct a three-year research program to develop laboratory research reagents using Sangamo’s ZFP technology during which time Sangamo agreed to assist Sigma in connection with its efforts to market and sell services employing the Company’s ZFP technology in the research field. Sangamo has transferred its ZFP manufacturing technology to Sigma.

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

Revenues recognized under the agreement with Sigma for the three and six months ended June 30, 2016 and 2015 were as follows (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2016	2015	2016	2015
Revenue related to Sigma Collaboration:
Royalty revenues	$49	$28	$61	$293
License fee revenues	63	21	70	4,277
Total	$112	$49	$131	$4,570

Related costs and expenses incurred under the Sigma agreement were $0.0 million and $0.1 million during the three months ended June 30, 2016 and 2015, respectively, and $0.0 million and $0.3 million during the six months ended June 30, 2016 and 2015, respectively.

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

There were no revenues or related costs and expenses incurred under the agreement during the three and six months ended June 30, 2016 and 2015, respectively.

Funding from Research Foundations

California Institute for Regenerative Medicine - HIV

In May 2014 CIRM agreed to fund a $5.6 million Strategic Partnership Award to fund the clinical studies of a potentially curative ZFP Therapeutic for HIV/AIDS based on the application of Sangamo’s ZFN genome editing technology in hematopoietic stem and progenitor cells (HSPCs). The four year grant provides matching funds to support evaluation of the Company’s stem cell-based ZFP Therapeutic in a clinical trial in HIV-infected individuals conducted at City of Hope.

There were no revenues attributable to research and development performed under the Strategic Partnership Award during the three and six months ended June 30, 2016 and 2015, respectively. Related costs and expenses incurred under the CIRM Strategic Partnership Award were $0.4 million and $0.4 million during the three months ended June 30, 2016 and 2015, respectively, and $0.7 million and $0.7 million during the six months ended June 30, 2016 and 2015, respectively.

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

NOTE 7—STOCK-BASED COMPENSATION

The following table shows total stock-based compensation expense included in the condensed consolidated statements of operations for the three and six months ended June 30, 2016 and 2015 (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2016	2015	2016	2015
Research and development	$1,728	$1,734	$3,578	$3,425
General and administrative	5,471	1,149	6,815	2,411
Total stock-based compensation expense	$7,199	$2,883	$10,393	$5,836

For the three months ended June 30, 2016 the Company recognized $4.1 million in stock-based compensation expense and $2.0 million in salaries and benefits associated with separation costs for the transition of the Company’s CEO in June 2016.

NOTE 8—BUILD-TO-SUIT LEASE

In December 2015 the Company entered into a long-term property lease which includes construction by the lessor of a building with approximately 41,400 square feet of space, in Richmond, California. The lease agreement expires five years after substantial completion of the building, which is estimated to occur in late 2016. The Company has two options to extend the lease term for up to a combined additional ten years.

The Company is deemed, for accounting purposes only, to be the owner of the entire project including the building shell, even though it is not the legal owner. In connection with the Company’s accounting for this transaction, the Company will capitalize costs of construction as a build-to-suit property within property and equipment, net, and recognize a corresponding build-to-suit lease obligation for the same amount. As of June 30, 2016, $0.2 million of costs were capitalized in construction in progress with a corresponding build-to-suit lease obligation recognized related to this lease.

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

Overview

We are the leading company in the field of therapeutic genome editing which we are applying to “Engineer Genetic Cures®” for numerous gene-based diseases. As a clinical stage biopharmaceutical company we are focused on the development of gene therapies including the research, development and commercialization of engineered DNA-binding proteins for therapeutic genome editing and gene regulation.  Our proprietary zinc finger DNA-binding proteins (ZFP) technology enables efficient and highly specific genome editing and gene regulation and we are developing ZFP Therapeutics and gene therapies for the treatment of genetic disease. We have several proprietary clinical and preclinical programs in development and have strategically partnered certain programs with biopharmaceutical companies to obtain funding for our own programs and to expedite clinical and commercial development. Our long-term goal is to forward integrate into manufacturing, development and commercial operations to more fully capture the value of our proprietary ZFP Therapeutic and gene therapy products.

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

The main focus for our company is the development of novel human therapeutics. Our lead ZFP Therapeutic, SB-728-T, a ZFN-modified autologous T-cell product for the treatment of HIV/AIDS, is the first therapeutic application of our ZFN genome editing technology and is being evaluated in an ongoing Phase 2 study of ZFN-modified T-cells (SB-728-T-1101, Cohort 3*) and a Phase 1/2 study of modified hematopoietic stem cells (SB-728mR-HSPC) in HIV-infected subjects. We are also initiating a Phase 1/2 study of in vivo genome editing applications of ZFP Therapeutics for hemophilia B and have plans to initiate Phase 1/2 studies of ZFP Therapeutics for the treatment of   MPS I and II, which are lysosomal storage disorders (LSD).  In addition, we have proprietary preclinical programs in hemophilia A and other LSDs and research stage programs in other monogenic diseases, including certain central nervous system (CNS) disorders and cancer immunotherapy.

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

For the three months ended June 30, 2016, we incurred a consolidated net loss of $26.6 million, or $0.38 per share, compared to a net loss of $12.1 million, or $0.17 per share, for the same period in 2015. For the six months ended June 30, 2016, we incurred a consolidated net loss of $43.1 million, or $0.61 per share, compared to a net loss of $17.4 million, or $0.25 per share, for the same period in 2015. As of June 30, 2016, we had cash, cash equivalents, marketable securities and interest receivable totaling $172.6 million compared to $209.3 million as of December 31, 2015. As of June 30, 2016, we had an accumulated deficit of $412.3 million.

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

Results of Operations

Three and six months ended June 30, 2016 and 2015

Revenues

	Three months ended June 30,				Six months ended June 30,
	(in thousands, except percentage values)				(in thousands, except percentage values)
	2016	2015	Change	%	2016	2015	Change	%
Revenues:
Collaboration agreements	$3,592	$7,801	$(4,209)	(54%)	$7,303	$20,472	$(13,169)	(64%)
Research Grants	110	557	(447)	(80%)	341	1,377	(1,036)	(75%)
Total revenues	$3,702	$8,358	$(4,656)	(56%)	$7,644	$21,849	$(14,205)	(65%)

Total revenues consist of revenues from collaboration agreements and research grants. We anticipate revenues over the next several years will be derived primarily from our collaboration agreements with Biogen, DAS and Sigma.

Revenues from our corporate collaboration agreements were $3.6 million for the three months ended June 30, 2016, compared to $7.8 million in the corresponding period in 2015. The $4.2 million decrease in collaboration agreements revenues was primarily due to a decrease of $3.5 million in revenues related to the amendment of our collaboration and license agreement with Shire and a $0.8 million decrease in revenues related to our collaboration and license agreement with Biogen.  The revenues from Biogen included $1.9 million from research services and $0.6 million related to partial recognition of an upfront license fee of $20.0 million. The revenues from Shire included $0.4 million from research services and $0.5 million related to partial recognition of an upfront license fee of

$13.0 million. Research grant revenues were approximately $0.1 million for the three months ended June 30, 2016, compared to $0.6 million in the corresponding period in 2015.

Revenues from our corporate collaboration agreements were $7.3 million for the six months ended June 30, 2016, compared to $20.5 million in the corresponding period in 2015. The decrease of $13.2 million in collaboration agreement revenues was primarily attributable to a $7.6 million decrease in revenues related to the amendment of our collaboration and license agreement with Shire, a $4.4 million decrease in revenues related to our agreement with Sigma, and a $1.2 million decrease under our collaboration and license agreement with Biogen. Research grant revenues were $0.3 million for the six months ended June 30, 2016, compared to $1.4 million in the corresponding period in 2015. The decrease of $1.1 million in grant revenues was primarily attributable to a $1.2 million decrease in revenues related to our grant from CIRM, partially offset by a $0.1 million increase in other grant revenue.

Operating Expenses

	Three months ended June 30,				Six months ended June 30,
	(in thousands, except percentage values)				(in thousands, except percentage values)
	2016	2015	Change	%	2016	2015	Change	%
Operating expenses:
Research and development	$19,454	$15,618	$3,836	25%	$34,720	$30,598	$4,122	13%
General and administrative	11,090	5,017	6,073	121%	16,447	9,749	6,698	69%
Total expenses	$30,544	$20,635	$9,909	48%	$51,167	$40,347	$10,820	27%

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

Research and development expenses were $19.4 million for the three months ended June 30, 2016, compared to $15.6 million in the corresponding period in 2015. The increase of $3.8 million in research and development expenses was primarily due to increases of $2.6 million in clinical trial and manufacturing expenses, $0.6 million increase in salaries and benefits, $0.6 million in consulting expense, and $0.3 million in lab supply expenses, partially offset by a decrease of $0.3 million in license expenses.

Research and development expenses were $34.7 million for the six months ended June 30, 2016, compared to $30.6 million in the corresponding period in 2015. The increase of $4.1 million in research and development expenses was primarily due to increases of $2.2 million in clinical trial and manufacturing expenses, $1.1 million in salaries and benefits and $1.0 million in consulting expense, and $0.3 million in lab supply expenses, partially offset by a decrease of $0.6 million in license expense.

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

General and administrative expenses were $11.1 million for the three months ended June 30, 2016, compared to $5.0 million for the corresponding period in 2015. The increase of $6.1 million in general and administrative expenses was primarily due to an increase of $4.3 million in stock-based compensation expense and $2.1 million in salaries and benefits, including the separation costs associated with the CEO transition, partially offset by a decrease of $0.5 million in legal expense.

General and administrative expenses were $16.4 million for the six month period ended June 30, 2016 and $9.7 million for the corresponding period in 2015. The increase of $6.7 million in general and administrative expenses was primarily due to increases of $4.4 million in stock-based compensation expense and $2.2 million in salaries and benefits, including the separation costs associated with the CEO transition, and $0.5 million in professional fees and consulting expense, partially offset by a decrease of $0.5 million in legal expense.

Liquidity and Capital Resources

Liquidity

Since inception, we have incurred significant net losses and we have funded our operations primarily through the issuance of equity securities, payments from corporate collaborators and strategic partners and research grants.

As of June 30, 2016, we had cash, cash equivalents, marketable securities and interest receivable totaling $172.6 million compared to $209.3 million as of December 31, 2015, with the decrease primarily attributable to our net operating loss.

Our most significant use of capital pertains to salaries and benefits for our employees and external development expenses, such as manufacturing, clinical trials and preclinical activity, related to our ZFP Therapeutic and gene therapy programs. Our cash and investment balances are held in a variety of interest bearing instruments, including obligations of U.S. government agencies, U.S. Treasury debt securities, corporate debt securities, corporate debt securities and money market funds. Cash in excess of immediate requirements is invested in accordance with our investment policy with a view toward capital preservation and liquidity.

Under the agreement with Biogen, we received an upfront license fee of $20.0 million in 2014. Biogen will reimburse us for agreed upon costs incurred in connection with research and development activities conducted by us. In addition, we will also be eligible to receive up to $126.3 million in payments upon the achievement of specified research, regulatory, clinical development milestones, as well as up to $167.5 million in payments upon the achievement of specified commercialization and sales milestones. If products are commercialized under the Biogen Agreement, Biogen will pay Sangamo incremental royalties for each licensed product that are a tiered double-digit percentage of annual net sales of such product. To date, no milestone payments have been received and no products have been approved and therefore no royalty fees have been earned under the Biogen Agreement.

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

Cash Flows

Operating activities. Net cash used in operating activities for the six months ended June 30, 2016 and 2015 was $36.6 million and $10.4 million, respectively. Net cash used in operating activities for the six months ended June 30, 2016 primarily reflected the increase in net loss for the period as well as a decrease in accrued liabilities and deferred revenue, partially offset by the increase in stock-based compensation. Net cash used in operating activities for the six months ended June 30, 2015 primarily reflected the increase in net loss for the period as well as a decrease in deferred revenue, partially offset by the increase in stock-based compensation and a decrease in accounts receivable.

Investing activities. Net cash used in investing activities for the six months ended June 30, 2016 was $20.1 million, while cash provided by investing activities was $10.3 million for the six months ended June 30, 2015. Cash flows from investing activities for both periods primarily related to purchases and maturities of investments.

Financing activities. Net cash provided by financing activities for the six months ended June 30, 2016 and 2015 was $0.2 million and $4.9 million, respectively. Net cash provided by financing activities for the six month period ended June 30, 2016 and June 30, 2015 was primarily related to the issuance of common stock upon exercise of stock options.

Operating Capital and Capital Expenditure Requirements

We anticipate continuing to incur operating losses for at least the next several years. While our rate of cash usage may increase in the future, in particular to support our product development endeavors, we believe our available cash resources as well as funds received from corporate collaborators, strategic partners and research grants will enable us to maintain our currently planned operations through 2017. Future capital requirements will be substantial, and if our capital resources are insufficient to meet future capital requirements, we will need to raise additional capital to fund our operations, including ZFP Therapeutic and gene therapy development activities, through equity or debt financing. We regularly consider fund raising opportunities and may decide, from time to time, to raise capital based on various factors, including market conditions and our plans of operation. Additional capital may not be available on terms acceptable to us, or at all. If adequate funds are not available, or if the terms of potential funding sources are unfavorable, our business and our ability to develop our technology and our ZFP Therapeutic and gene therapy products would be harmed. Furthermore, any sales of additional equity securities may result in dilution to our stockholders, and any debt financing may include covenants that restrict our business.

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

Our market risks at June 30, 2016 have not changed materially from those discussed in Item 7A of our Form 10-K for the year ended December 31, 2015 on file with the SEC.

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

We have an ongoing Phase 2 clinical trial (SB-728-1101, Cohort 3*) of our ZFP Therapeutic, SB-728-T, for the treatment of HIV/AIDS. We also have an open Phase 1/2 clinical trial of our ZFP Therapeutic for HIV in HSPCs (SB-728mR-HSPC) and expect to initiate Phase 1/2 clinical trials of our IVPRP approach in several indications including hemophilia B, MPS I, and MPS II.  Preliminary data demonstrate that treatment of HIV-infected subjects with SB-728-T has been well-tolerated. In addition, data from Phase 1 and several Phase 2 clinical trials of our ZFP Therapeutic, SB-509, for diabetic neuropathy and ALS demonstrated that the drug was well tolerated in these studies. However, if one of our ZFP Therapeutic or gene therapy programs fails one of its safety studies, it could reduce our ability to attract new investors and corporate partners.

All of these studies are designed primarily to evaluate the safety and tolerability of our therapeutic approach. Our clinical studies are a highly visible test of our ZFP Therapeutics and gene therapies and our investors assess the value of our technology primarily based on the continued progress of ZFP Therapeutic and gene therapy products into and through clinical trials. If clinical trials of our ZFP Therapeutic and gene therapy products were halted due to safety concerns, this would negatively affect our operations and the value of shares in our common stock.

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

Over the past several years we have presented data from early stage clinical trials from our program to develop SB-728-T for the treatment of HIV/AIDS which is now in Phase 2 clinical testing. Data from the Company’s Phase 1 study (SB-728-902, Cohorts 1-3) demonstrated a long-term decrease in the peripheral blood mononuclear cell (PBMC) HIV reservoir using a sensitive test for integrated HIV DNA in nine of nine subjects over a 36 month period (median decrease 0.9 logs). In addition, in this and several other studies we have observed long-term increases in CD4 counts in treated subjects. We have presented data that demonstrates an increase in engraftment of modified T-cells after pre-infusion regimen of Cytoxan. In several subjects we have also observed significant reductions in viral load in SB-728 treated subjects during a treatment interruption from antiretroviral therapy which have lasted for prolonged periods.  However, there is no guarantee that these and other future studies of SB-728-T in later stage trials involving larger patient groups may produce positive or similar results as those obtained in earlier trials.

A number of companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in late stage clinical trials even after achieving promising results in earlier stage clinical trials. If a larger population of patients does not experience positive results, or if these results are not reproducible, our products may not receive approval from the FDA. Failure to confirm favorable results from earlier trials by demonstrating the safety and effectiveness of our ZFP Therapeutic and gene therapy products in late stage clinical trials with larger patient populations could have a material adverse effect on our business that would cause our stock price to decline significantly.

Our potential therapeutic products are subject to a lengthy and uncertain regulatory process, and we may encounter unanticipated toxicity or adverse events or fail to demonstrate efficacy, causing us to delay, suspend or terminate the development of a ZFP Therapeutic or gene therapy program. If these potential products are not approved, we will not be able to commercialize those products.

The FDA must approve any human therapeutic product before it can be marketed in the United States. The process for receiving regulatory approval is long and uncertain, and a potential product may not withstand the rigors of testing under the regulatory approval processes.

Before commencing clinical trials in humans, we must submit an IND application to the FDA. The FDA has 30 days to comment on the application, and if the agency has no comments, we or our commercial partner may begin clinical trials. While we have stated our intention to file additional IND applications in the future, this is only a statement of intent, and we may not be able to do so because the associated product candidates may not meet the necessary preclinical requirements. In addition, there can be no assurance that, once filed, an IND application will result in the actual initiation of clinical trials or that we will be able to meet our targeted timeline for the initiation of clinical trials.  For example, we have previously announced the delay of Phase 1/2 clinical trials or our MPS I and MPS II programs due to requests from the FDA for additional studies and data. Clinical trials are subject to oversight by institutional review boards and the FDA. In addition, our proposed clinical studies may require review from the Recombinant DNA Advisory Committee (RAC), which is the advisory board to the National Institutes of Health (NIH), focusing on clinical trials involving gene transfer.

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

If we are not able to obtain the necessary regulatory approval to commercialize our products of if such approval is delayed or suspended, it would have an adverse effect on our business operations and trading price of our common stock

While we have stated our goal is to file IND applications for several ZFP Therapeutic and gene therapy programs in the future, we may encounter difficulties that may delay, suspend or scale back our efforts.

We have previously announced a strategy for our ZFP Therapeutic programs that enables the potential filing of two to four new IND applications per year in the foreseeable future.  The preparation and submission of IND applications requires us to conduct rigorous and time-consuming preclinical testing, studies, and documentation relating to, among other things, the toxicity, safety, manufacturing, chemistry and clinical protocol of new ZFP Therapeutic and gene therapy products. We may experience unforeseen difficulties that could delay or otherwise prevent us from executing this strategy successfully. For example, we may encounter problems in the manufacturing of our ZFP Therapeutic and gene therapy products and fail to demonstrate consistency in the formulation of the drug. Our preclinical tests may produce negative or inconclusive results, which may lead us to decide, or regulators may require us, to conduct additional preclinical testing. If we cannot obtain positive results in preclinical testing, we may decide to abandon the projects altogether. In addition, our ability to complete and file certain IND applications depends on the support of our partners and the timely performance of their obligations under relevant collaboration agreements. If our partners are not able to perform such obligations or if they choose to slow down or delay the progress, we may not be able to prepare and file the intended IND applications on a timely basis or at all. Furthermore, the filing of several IND applications involves significant cost and labor, and we may not have sufficient resources and personnel to complete the filing of all intended IND applications, which may force us to scale back the number of IND applications or forego potential IND applications that we believe are promising. Any delay, suspension or reduction of our efforts to pursue our preclinical and IND strategy could have a material adverse effect on our business and cause our stock price to decline.

We may not be able to find acceptable patients or may experience delays in enrolling patients for our clinical trials.

We may experience difficulties or delays in recruiting and enrolling a sufficient number of patients to participate in our clinical trials due to a variety of reasons, including competition from other clinical trial programs for the same indication, failure of patients to meet our enrollment criteria and premature withdrawals of patients prior to the completion of clinical trials. The FDA and institutional review boards may also require large numbers of patients, and the FDA may require that we repeat a clinical trial. Any delay resulting from our failure to enroll a sufficient number of patients on a timely basis may have a material adverse effect on our business.

As we cannot predict whether or when we will obtain regulatory approval to commercialize our product candidates, we cannot predict the timing of any future revenue from these product candidates.

We cannot commercialize any of our ZFP Therapeutics or gene therapies to generate revenue until the appropriate regulatory authorities have reviewed and approved the applications for the product candidates. We cannot ensure that the regulatory agencies will complete their review processes in a timely manner or that we will obtain regulatory approval for any product candidate that we or our collaborators develop. Satisfaction of regulatory requirements typically takes many years, is dependent upon the type, complexity and novelty of the product and requires the expenditure of substantial resources. Regulatory approval processes outside the United States include all of the risks associated with the FDA approval process. In addition, we may experience delays or rejections based upon additional government regulation from future legislation or administrative action or changes in FDA policy during the period of product development, clinical trials and FDA regulatory review.

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

Even if regulatory clearance of a product is granted, this clearance is limited to those specific states and conditions for which the product is useful, as demonstrated through clinical trials. We cannot ensure that any ZFP Therapeutic or gene therapy product developed by us, alone or with others, will prove to be safe and effective in clinical trials and will meet all of the applicable regulatory requirements needed to receive marketing clearance in a given country.

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

We expect to rely, to some extent, on our strategic partners to provide funding in support of our research and to perform independent research and preclinical and clinical testing. Our technology is broad-based, and we do not currently possess the resources necessary to fully develop and commercialize potential products that may result from our technologies or the resources or capabilities to complete the lengthy marketing approval processes that may be required for the products. Therefore, we plan to rely on strategic partnerships to help us develop and commercialize ZFP Therapeutic or gene therapy products. If we are unable to find partners or if the partners we find, such as Shire and Biogen, are unable or unwilling to advance our programs, or if they do not diligently pursue product approval, this may slow our progress and adversely affect our ability to generate revenues. In addition, our partners may sublicense or abandon development programs or we may have disagreements or disputes with our partners, which would cause associated product development to slow or cease. In addition, the business or operations of our partners may change significantly through restructuring, acquisition or other strategic transactions or decisions that may negatively impact their ability to advance our programs. There can be no assurance that we will be able to establish further strategic collaborations for ZFP Therapeutic or gene therapy product developments. We may require significant time to secure collaborations or partners because we need to effectively market the benefits of our technology to these future collaborators and partners, which may direct the attention and resources of our research and development personnel and management away from our primary business operations. Further, each collaboration or partnering arrangement will involve the negotiation of terms that may be unique to each collaborator or partner. These business development efforts may not result in a collaboration or partnership.

The loss of partnering agreements may delay or terminate the potential development or commercialization of products we may derive from our technologies, but it may also delay or terminate our ability to test ZFP Therapeutic or gene therapy candidates for specific genes. If any partner fails to conduct the collaborative activities successfully or in a timely manner, the preclinical or clinical development or commercialization of the affected product candidates or research programs could be delayed or terminated.

Under typical partnering agreements, we would expect to receive revenue for the research and development of a ZFP Therapeutic or gene therapy product based on achievement of specific milestones, as well as royalties based on a percentage of sales of the commercialized products. Achieving these milestones will depend, in part, on the efforts of our partner as well as our own. If we, or any partner, fail to meet specific milestones, then the partnership may be terminated, which could reduce our revenues. For more information on risks relating to our third party collaborative agreements, see “Risks Relating to our Collaborative Relationships.”

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

We are conducting proprietary research to discover ZFP Therapeutic and gene therapy product candidates. These programs increase our financial risk of product failure, may significantly increase our research expenditures, and may involve conflicts with future collaborators and strategic partners.

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

Even if our product development efforts are successful and even if the requisite regulatory approvals are obtained, our ZFP Therapeutics or gene therapies may not gain market acceptance among physicians, patients, healthcare payers and the medical community.

A number of additional factors may limit the market acceptance of our ZFP Therapeutic or gene therapy products including the following:

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

Therefore, even after we have obtained the required regulatory approval for our ZFP Therapeutic or gene therapy products, we may not be able to commercialize these products successfully if we cannot achieve an adequate level of market acceptance.

We currently rely on third parties to conduct some or all aspects of manufacturing of our ZFP Therapeutic and gene therapy product candidates for preclinical and clinical development.   If one of our third-party manufacturers fails to perform adequately or fulfill our needs, we may be required to incur significant costs and devote significant efforts, to find new suppliers or manufacturers.

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

Any products that we or our collaborators or strategic partners develop by using our ZFP technology platform will enter into highly competitive markets. Even if we are able to generate ZFP Therapeutics that are safe and effective for their intended use, competing technologies may prove to be more effective or less expensive, which, to the extent these competing technologies achieve market acceptance, will limit our revenue opportunities. In some cases, competing technologies have proven to be effective and less expensive. Competing technologies may include other methods of regulating gene expression or modifying genes. ZFNs and ZFP TFs have broad application in the life sciences industry and compete with a broad array of new technologies and approaches being applied to genetic research by many companies. Competing proprietary technologies with our product development focus include but are not limited to:

•	For ZFP Therapeutics:
•	recombinant proteins;
•	gene therapy/cDNAs;
•	antisense;
•	siRNA and microRNA approaches, exon skipping;
•	small molecule drugs;
•	monoclonal antibodies;
•	CRISPR/Cas technology;
•	TALE proteins, meganucleases, and MegaTALs
•	For our Non-Therapeutic Applications:
•	For protein production: gene amplification, CRISPR/Cas technology, TALE technology, insulator technology, and mini-chromosomes;
•	For target validation: antisense, siRNA, TALE technology and CRISPR/Cas technology;
•	For plant agriculture: recombination approaches, mutagenesis approaches, TALE technology, CRISPR/Cas technology, mini-chromosomes; and
•	For transgenic animals: somatic nuclear transfer, embryonic stem cell, TALE, CRISPR/Cas technology and transposase technologies.

In addition to possessing competing technologies, our competitors include pharmaceutical and biotechnology companies with:

•	substantially greater capital resources than ours;
•	larger research and development staffs and facilities than ours; and
•	greater experience in product development and in obtaining regulatory approvals and patent protection.

These organizations also compete with us to:

•	attract qualified personnel;
•	attract parties for acquisitions, joint ventures or other collaborations; and
•	license the proprietary technologies of academic and research institutions that are competitive with our technology, which may preclude us from pursuing similar opportunities.

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

We have generated operating losses since we began operations in 1995. Our net losses for the years ended December 31, 2015, 2014 and 2013 were $40.7 million, $26.4 million and $26.6 million, respectively. The extent of our future losses and the timing of profitability are uncertain, and we expect to incur losses for the foreseeable future. We have been engaged in developing our ZFP technology since inception, which has and will continue to require significant research and development expenditures. To date, we have generated our funding from issuance of equity securities, revenues derived from collaboration agreements, other strategic partnerships in non-therapeutic applications of our technology, federal government research grants and grants awarded by research foundations. As of June 30, 2016, we had an accumulated deficit of $412.3 million. Since our IPO in 2000, we have generated an aggregate of approximately $331.4 million in gross proceeds from the sale of our equity securities. We expect to continue to incur additional operating losses for the next several years as we continue to advance our ZFP Therapeutic and gene therapy product candidates. If the time required to generate significant product revenues and achieve profitability is longer than we currently anticipate or if we are unable to generate liquidity through equity financing or other sources of funding, we may be forced to curtail or suspend our operations.

We may be unable to raise additional capital, which would harm our ability to develop our technology and products.

We have incurred significant operating losses and negative operating cash flows since inception and have not achieved profitability. We expect capital outlays and operating expenditures to increase over the next several years as we expand our infrastructure and research and ZFP Therapeutic and gene therapy product development activities. While we believe our financial resources will be adequate to sustain our current operations at least through 2017, we may need to seek additional sources of capital through equity or debt financing. In addition, as we focus our efforts on proprietary human therapeutics, we will need to seek FDA approval of potential products, a process that could cost in excess of hundreds of millions of dollars per product. Furthermore, we may experience difficulties in accessing the capital market due to external factors beyond our control such as volatility in the equity markets for emerging biotechnology companies and general economic and market conditions both in the United States and abroad. We cannot be certain that we will be able to obtain financing on terms acceptable to us, or at all. Our failure to obtain adequate and timely funding will materially adversely affect our business and our ability to develop our technology and ZFP Therapeutic and gene therapy products. Furthermore, any sales of additional equity securities may result in dilutions to our stockholders and any debt financing may include business and financial covenants that restricts our operations.

We are at the development phase of operations and may not succeed or become profitable.

We began operations in 1995 and are in the early phases of ZFP Therapeutic and gene therapy product development, and we have incurred significant losses since inception. To date, our revenues have been generated from collaboration agreements, other collaborations in non-therapeutic applications of our technology, federal government research grants and grants awarded by research foundations. Our focus on higher-value therapeutic product development and related collaboration requires us to incur substantial expenses associated with product development. In addition, the preclinical or clinical failure of any single product may have a significant effect on the actual or perceived value of our stock. Our business is subject to all of the risks inherent in the development of a new technology, which includes the need to:

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

Our success depends on our continued ability to attract, retain, and motivate highly qualified management and scientific personnel and our ability to develop and maintain important relationships with leading research and academic institutions and scientists. Competition for skilled and qualified personnel and academic and other research collaborations is intense. We have experienced a rate of employee turnover that we believe is typical of emerging biotechnology companies. If we lose the services of personnel with the necessary skills, including the members of our senior management team, it could significantly impede the achievement of our research and development objectives. If we fail to negotiate additional acceptable collaborations with academic and other research institutions and scientists, or if our existing collaborations are unsuccessful, our ZFP Therapeutic and gene therapy development programs may be delayed or may not succeed.

Risks Relating to our Common Stock and Corporate Organization

Our stock price has been volatile and may continue to be volatile, which could result in substantial losses for investors.

During the three months ended June 30, 2016, the closing price of our common stock, as reported by the NASDAQ Global Select Market, ranged from a low of $5.14 to high of $7.50. During the fiscal year ended December 31, 2015, our common stock price fluctuated, ranging from a low of $5.56 to a high of $18.54. Volatility in our common stock could cause stockholders to incur substantial losses. An active public market for our common stock may not be sustained, and the market price of our common stock may continue to be highly volatile. The market price of our common stock has fluctuated significantly in response to various factors, some of which are beyond our control, including but not limited to the following:

•	announcements by us or collaborators providing updates on the progress or development status of ZFP Therapeutics and our gene therapy products;
•	data from clinical trials;
•	initiation or termination of clinical trials;
•	changes in market valuations of similar companies;
•	overall market and economic conditions, including the equity markets for emerging biotechnology companies;
•	deviations in our results of operations from the guidance given by us;
•	announcements by us or our competitors of new or enhanced products, technologies or services or significant contracts, acquisitions, strategic relationships, joint ventures or capital commitments;
•	announcement of changes in business and operations by our collaborators and partners, or changes in our existing collaboration agreements;
•	regulatory developments;
•	additions or departures of key personnel;
•	future sales of our common stock or other securities by us, management or directors, liquidation of institutional funds that comprised large holdings of our stock;
•	decreases in our cash balances; and
•	changes, by one or more of Sangamo’s security analysts, in recommendations, ratings or coverage of our stock.

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

ITEM 6.	EXHIBITS

(a) Exhibits:

10.1	Employment Agreement dated May 17, 2016 between Sangamo BioSciences, Inc. and Alexander (Sandy) Macrae.

31.1	Rule 13a — 14(a) Certification by President and Chief Executive Officer

31.2	Rule 13a — 14(a) Certification by Principal Financial and Accounting Officer

32.1	Certification Pursuant to 18 U.S.C. Section 1350

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 4, 2016

SANGAMO BIOSCIENCES, INC.

/s/ H. WARD WOLFF
H. Ward Wolff
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)