Form 10-Q
period 2016-09-30
SANGAMO BIOSCIENCES INC
filed 2016-10-27
CIK 1001233

Is

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

As of October 24, 2016, 70,623,858 shares of the issuer’s common stock, par value $0.01 per share, were outstanding.

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

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

SANGAMO BIOSCIENCES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited; in thousands, except share and per share amounts)

	September 30,	December 31,
	2016	2015
ASSETS
Current assets:
Cash and cash equivalents	$27,986	$69,482
Marketable securities	117,595	139,518
Interest receivable	310	307
Accounts receivable	1,482	2,521
Prepaid expenses	1,472	754
Total current assets	148,845	212,582
Marketable securities, non-current	9,507	—
Property and equipment, net	4,882	2,916
Goodwill	1,585	1,585
Other assets	159	152
Total assets	$164,978	$217,235
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$6,317	$8,229
Accrued compensation and employee benefits	2,837	2,748
Deferred revenues	4,714	9,120
Total current liabilities	13,868	20,097
Deferred revenues, non-current	5,018	4,699
Build-to-suit lease obligation	2,256	—
Total liabilities	21,142	24,796
Commitments and contingencies
Stockholders' equity:
Common stock, $0.01 par value; 160,000,000 shares authorized, 70,621,837 and 70,354,608 shares issued and outstanding at September 30, 2016 and December 31, 2015, respectively	706	703
Additional paid-in capital	574,340	560,989
Accumulated deficit	(431,287)	(369,253)
Accumulated other comprehensive income	77	—
Total stockholders' equity	143,836	192,439
Total liabilities and stockholders' equity	$164,978	$217,235

See accompanying notes.

SANGAMO BIOSCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited; in thousands, except per share amounts)

	Three months ended		Nine months ended
	September 30,		September 30,
	2016	2015	2016	2015
Revenues:
Collaboration agreements	$2,728	$8,406	$10,031	$28,878
Research grants	95	163	436	1,540
Total revenues	2,823	8,569	10,467	30,418
Operating expenses:
Research and development	17,008	16,694	51,728	47,292
General and administrative	5,021	4,560	21,468	14,309
Total operating expenses	22,029	21,254	73,196	61,601
Loss from operations	(19,206)	(12,685)	(62,729)	(31,183)
Interest and other income, net	238	101	668	406
Loss before income taxes	(18,968)	(12,584)	(62,061)	(30,777)
Benefit from income taxes	3	3,339	27	4,087
Net loss	$(18,965)	$(9,245)	$(62,034)	$(26,690)
Basic and diluted net loss per share	$(0.27)	$(0.13)	$(0.88)	$(0.38)
Shares used in computing basic and diluted net loss per share	70,618	69,892	70,493	69,622

See accompanying notes.

SANGAMO BIOSCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited; in thousands)

	Three months ended		Nine months ended
	September 30,		September 30,
	2016	2015	2016	2015
Net loss	$(18,965)	$(9,245)	$(62,034)	$(26,690)
Change in unrealized gain (loss) on available-for-sale securities, net	(14)	57	77	79
Comprehensive loss	$(18,979)	$(9,188)	$(61,957)	$(26,611)

See accompanying notes.

SANGAMO BIOSCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited: in thousands)

	Nine months ended
	September 30,
	2016	2015
Operating Activities:
Net loss	$(62,034)	$(26,690)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	745	745
Amortization of premium on marketable securities	159	681
Stock-based compensation	13,128	8,664
Change in fair value of contingent consideration liability	—	(1,800)
Intangible impairment	—	1,870
Other	54	—
Benefit from income taxes	(27)	(4,087)
Net changes in operating assets and liabilities:
Interest receivable	(3)	24
Accounts receivable	1,039	3,364
Prepaid expenses and other assets	(725)	129
Accounts payable and accrued liabilities	(1,919)	(2,534)
Accrued compensation and employee benefits	89	(74)
Deferred revenues	(4,087)	(4,908)
Net cash used in operating activities	(53,581)	(24,616)
Investing Activities:
Purchases of marketable securities	(188,129)	(168,627)
Maturities of marketable securities	200,497	203,175
Purchases of property and equipment	(509)	(2,327)
Net cash provided by investing activities	11,859	32,221
Financing Activities:
Taxes paid related to net share settlement of equity awards	(534)	(48)
Proceeds from issuance of common stock	760	6,248
Claims settlement under Section 16(b)	—	14,452
Net cash provided by financing activities	226	20,652
Net increase / (decrease) in cash and cash equivalents	(41,496)	28,257
Cash and cash equivalents, beginning of period	69,482	6,030
Cash and cash equivalents, end of period	$27,986	$34,287
Supplemental disclosure of noncash investing activities:
Property and equipment included in accrued liabilities	$2,202	$—

See accompanying notes.

SANGAMO BIOSCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2016

(Unaudited)

NOTE 1—BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Sangamo BioSciences, Inc. (“Sangamo” or the “Company”) have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016. The condensed consolidated balance sheet data at December 31, 2015 were derived from the audited consolidated financial statements included in Sangamo’s Form 10-K for the year ended December 31, 2015, as filed with the SEC. The accompanying condensed consolidated financial statements and related financial information should be read in conjunction with the audited financial statements and footnotes thereto for the year ended December 31, 2015, included in Sangamo’s Form 10-K, as filed with the SEC.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. On an ongoing basis, management evaluates its estimates, including critical accounting policies or estimates related to revenue recognition, clinical trial accruals, and stock-based compensation. Estimates are based on historical experience and on various other market specific and other relevant assumptions that the Company believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from those estimates. During the first quarter of 2016, we revised the estimated performance period of the upfront Biogen license through June 2019. This change increased net loss by $0.9 million and $2.7 million for the three and nine months ended September 30, 2016, respectively. The change in the performance period also increased our basic net loss per share by $0.02 and $0.04 for the three and nine months ended September 30, 2016, respectively.

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

The fair value measurements of the Company’s cash equivalents, and available-for-sale marketable securities are identified at the following levels within the fair value hierarchy (in thousands):

	September 30, 2016
	Fair Value Measurements
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents:
Money market funds	$24,113	$24,113	$—	$—
U.S. government sponsored entity debt securities	3,002	—	3,002	—
Total	27,115	24,113	3,002	—
Marketable securities:
Commercial paper securities	25,729	—	25,729	—
Corporate debt securities	10,009	—	10,009	—
U.S. government sponsored entity debt securities	91,364	—	91,364	—
Total	127,102	—	127,102	—
Total cash equivalents and marketable securities	$154,217	$24,113	$130,104	$—

	December 31, 2015
	Fair Value Measurements
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents:
Money market funds	$25,070	$25,070	$—	$—
Commercial paper securities	2,000	2,000	—	—
U.S. government sponsored entity debt securities	38,867	38,867	—	—
Total	65,937	65,937	—	—
Marketable securities:
Commercial paper securities	30,717	—	30,717	—
Corporate debt securities	17,263	—	17,263	—
U.S. government sponsored entity debt securities	91,538	—	91,538	—
Total	139,518	—	139,518	—
Total cash equivalents and marketable securities	$205,455	$65,937	$139,518	$—

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

The table below summarizes the Company’s investments (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	(Losses)	Fair Value
September 30, 2016
Cash equivalents:
Money market funds	$24,113	$—	$—	$24,113
U.S. government sponsored entity debt securities	3,002	—	—	3,002
Total	27,115	—	—	27,115
Available-for-sale securities:
Commercial paper securities	25,655	74	—	25,729
Corporate debt securities	10,010	—	(1)	10,009
U.S. government sponsored entity debt securities	91,309	55	—	91,364
Total	126,974	129	(1)	127,102
Total cash equivalents and available-for-sale securities	$154,089	$129	$(1)	$154,217
December 31, 2015
Cash equivalents:
Money market funds	$25,070	$—	$—	$25,070
Commercial paper securities	2,000	—	—	2,000
U.S. government sponsored entity debt securities	38,866	1	—	38,867
Total	65,936	1	—	65,937
Available-for-sale securities:
Commercial paper securities	30,667	50	—	30,717
Corporate debt securities	17,275	—	(12)	17,263
U.S. government sponsored entity debt securities	91,562	—	(24)	91,538
Total	139,504	50	(36)	139,518
Total cash equivalents and available-for-sale securities	$205,440	$51	$(36)	$205,455

The Company had no other-than-temporary impairments of its investments for the nine months ended September 30, 2016 or the twelve months ended December 31, 2015. As of September 30, 2016 and December 31, 2015, all of the Company’s investments had maturity dates within two years. The Company had no material realized losses or other-than-temporary impairments of available-for-sale securities as of the nine months ended September 30, 2016. Sangamo has the intent and ability to hold its investments for a period of time sufficient to allow for any anticipated recovery in market value.

NOTE 4—BASIC AND DILUTED NET LOSS PER SHARE

Basic net loss per share has been computed by dividing the net loss by the weighted-average number of shares of common stock outstanding during the period. Diluted net loss per share is calculated by dividing net loss by the weighted-average number of shares of common stock and potential dilutive securities outstanding during the period.

Because Sangamo is in a net loss position, diluted net loss per share excludes the effects of common stock equivalents consisting of stock options and restricted stock units, which are all anti-dilutive. The total number of shares subject to stock options and restricted stock units outstanding were excluded from consideration in the calculation of diluted net loss per share. Stock options and restricted stock units outstanding for the nine months ended September 30, 2016 and 2015 were 9,559,727 and 7,868,033, respectively.

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

In January 2016 Sangamo and Biogen agreed on an updated beta-thalassemia Development Plan and budget using the BCL11A Enhancer target. As a result of this change, the Company updated the estimated performance period of the upfront license through June 2019. Sangamo also updated the milestones to be received based on the updated performance period of our deliverables under the Biogen Agreement. Sangamo received an upfront license fee of $20.0 million upon entering into the Biogen Agreement in January 2014. In addition, the Company will be eligible to receive up to $126.3 million in payments upon the achievement of specified research, regulatory, clinical development milestones, as well as up to $167.5 million in payments upon the achievement of specified commercialization and sales milestones. In addition, if products are commercialized under the Biogen Agreement, Biogen will pay Sangamo incremental royalties for each licensed product that are a tiered double-digit percentage of annual net sales of such product. To date, no milestone payments have been received and no products have been approved and therefore no royalty fees have been earned under the Biogen Agreement.

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

The Company has identified the deliverables within the arrangement as a license to the technology and on-going research services activities. The Company has concluded that the license is not a separate unit of accounting as it does not have stand-alone value to Biogen apart from the research services to be performed pursuant to the Biogen Agreement. As a result, the Company will recognize revenue from the upfront payment on a straight-line basis through June 2019, which is the estimated term during which the Company will perform research services. The estimated period of performance is reviewed quarterly and adjusted, as needed, to reflect our current assumptions regarding the timing of our deliverables. As of September 30, 2016, the Company has deferred revenue of $6.7 million related to the Biogen Agreement.

Revenues recognized under the agreement with Biogen for the three and nine months ended September 30, 2016 and 2015 were as follows (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2016	2015	2016	2015
Revenue related to Biogen Collaboration:
Recognition of upfront fee	$607	$1,556	$1,823	$4,619
Research services	1,238	2,594	5,163	5,827
Total	$1,845	$4,150	$6,986	$10,446

Related costs and expenses incurred under the Biogen Agreement related to the beta-thalassemia project, which was co-funded with California Institute for Regenerative Medicine (CIRM), were $1.2 million and $2.3 million during the three months ended September 30, 2016 and 2015, respectively, and $5.3 million and $4.7 million during the nine months ended September 30, 2016 and, 2015, respectively. Related costs and expenses for other projects including sickle cell disease under the Biogen agreement were $0.1 million and $0.7 million during the three months ended September 30, 2016 and 2015, respectively, and $0.2 million and $2.7 million during the nine months ended September 30, 2016 and 2015, respectively.

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

Under the terms of the original Shire Agreement, the Company was responsible for all research activities through the submission of an IND or European Clinical Trial Application (CTA), while Shire was responsible for clinical development and commercialization of products generated from the research program from and after the acceptance of an IND or CTA for the product. Shire reimbursed Sangamo for agreed upon internal and external program-related research costs. The Company received an upfront license fee of $13.0 million upon entering into the Shire Agreement in 2012. In 2014 Sangamo recognized a $1.0 million milestone payment related to the hemophilia program.

On September 1, 2015, the Shire Agreement was amended such that Shire agreed to return to Sangamo the exclusive, world-wide rights to gene targets for the development and commercialization of ZFP Therapeutics for hemophilia A and B.  Shire retains the rights and will continue to develop a ZFP Therapeutic for Huntington’s disease and a ZFP Therapeutic for one additional gene target yet to be named.  Sangamo will provide certain target feasibility services, and upon Shire’s request, certain research activities according to a research plan as agreed upon by both companies. Such research activities performed by Sangamo will be reimbursed by Shire. Shire’s rights with respect to other targets contemplated in the original agreement revert to Sangamo. Under the revised agreement, each company is responsible for expenses associated with its own programs and will reimburse the other for any ongoing services provided. Shire reimbursed Sangamo $3.4 million related to obligations prior to the amendment date which was recognized in revenue and expensed as incurred. During the three and nine months ended September 30, 2016, there were no expenses incurred and no revenue recognized related to prior obligations. Sangamo has granted Shire a right of first negotiation to license the hemophilia A and B programs. Under the amended agreement, Shire does not have any milestone payment obligations to Sangamo with respect to the retained programs, but it is required to pay single digit percentage royalties to us, up to a specified maximum cap, on the commercial sales of ZFP therapeutic products from such programs. Under the Agreement, Sangamo has full control over, and full responsibility for the costs of, the hemophilia programs returned to us, subject to certain diligence obligations and Shire’s right of first negotiation to obtain a license to such programs under certain circumstances. The Company is required to pay single digit percentage royalties to Shire, up to a specified maximum cap, on commercial sales of ZFP therapeutic products from such returned programs.

The Company has identified the deliverables within the amended arrangement as a license to the technology and on-going research services activities. The Company has concluded that the license is not a separate unit of accounting as it does not have stand-alone value to Shire apart from the research services to be performed pursuant to the Shire amendment. Sangamo continues to be responsible for research activities related to our licensed technology with Shire under the amendment. As a result, the Company will continue to recognize revenue from the upfront payment received upon entering into the original Shire agreement in 2012 on a straight-line basis over the six-year initial research term during which the Company expects to perform research services. As of September 30, 2016, the Company has deferred revenue of $2.9 million related to the Shire Agreement.

Revenues recognized under the agreement with Shire for the three and nine months ended September 30, 2016 and 2015 were as follows (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2016	2015	2016	2015
Revenue related to Shire Collaboration:
Recognition of upfront fee	$542	$542	$1,625	$1,625
Research services	165	3,313	957	11,729
Total	$707	$3,855	$2,582	$13,354

Related costs and expenses incurred under the Shire agreement were $0.2 million and $3.2 million during the three months ended September 30, 2016 and 2015, respectively, and $0.9 million and $11.9 million during the nine months ended September 30, 2016 and 2015, respectively.

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

Revenues recognized under the agreement with Sigma for the three and nine months ended September 30, 2016 and 2015 were as follows (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2016	2015	2016	2015
Revenue related to Sigma Collaboration:
Royalty revenues	$42	$97	$103	$390
License fee revenues	7	172	77	4,449
Total	$49	$269	$180	$4,839

Related costs and expenses incurred under the Sigma agreement were $0.1 million and $0.0 million during the three months ended September 30, 2016 and 2015, respectively, and $0.1 million and $0.3 million during the nine months ended September 30, 2016 and 2015, respectively.

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

There were no revenues or related costs and expenses incurred under the agreement during the three and nine months ended September 30, 2016 and 2015, respectively.

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

There were no revenues attributable to research and development performed under the Strategic Partnership Award during the three and nine months ended September 30, 2016 and 2015, respectively. Related costs and expenses incurred under the CIRM Strategic Partnership Award were $0.6 million and $0.6 million during the three months ended September 30, 2016 and 2015, respectively, and $1.2 million and $1.3 million during the nine months ended September 30, 2016 and 2015, respectively.

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

NOTE 7—STOCK-BASED COMPENSATION

The following table shows total stock-based compensation expense included in the condensed consolidated statements of operations for the three and nine months ended September 30, 2016 and 2015 (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2016	2015	2016	2015
Research and development	$1,790	$1,595	$5,368	$5,020
General and administrative	945	1,233	7,760	3,644
Total stock-based compensation expense	$2,735	$2,828	$13,128	$8,664

For the nine months ended September 30, 2016 the Company recognized $4.1 million in stock-based compensation expense and $2.0 million in salaries and benefits associated with separation costs for the transition of the Company’s CEO in June 2016.

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

The Company is deemed, for accounting purposes only, to be the owner of the entire project including the building shell, even though it is not the legal owner. In connection with the Company’s accounting for this transaction, the Company will capitalize costs of construction as a build-to-suit property within property and equipment, net, and recognize a corresponding build-to-suit lease obligation for the same amount. As of September 30, 2016, $2.2 million of costs were capitalized in construction in progress with a corresponding build-to-suit lease obligation recognized related to this lease.

Upon construction a portion of the monthly lease payment will be allocated to land rent and recorded as an operating lease expense, and the non-interest portion of the amortized lease payments to the landlord related to the rent of the building will be applied to reduce the build-to-suit lease obligation.

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

The main focus for our company is the development of novel human therapeutics. Our lead ZFP Therapeutic, SB-728-T, a ZFN-modified autologous T-cell product for the treatment of HIV/AIDS, is the first therapeutic application of our ZFN genome editing technology and is being evaluated in an ongoing Phase 2 study of ZFN-modified T-cells (SB-728-T-1101, Cohort 3*) and a Phase 1/2 study of modified hematopoietic stem cells (SB-728mR-HSPC) in HIV-infected subjects. We are also initiating a Phase 1/2 study of in vivo genome editing applications of ZFP Therapeutics for hemophilia B and have plans to initiate Phase 1/2 studies of ZFP Therapeutics for the treatment of Mucopolysaccharidosis I (MPS I) and Mucopolysaccharidosis II (MPS II), which are lysosomal storage disorders (LSD).  In addition, we have proprietary preclinical programs in hemophilia A and other LSDs and research stage programs in other monogenic diseases, including certain central nervous system (CNS) disorders and cancer immunotherapy.

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

For the three months ended September 30, 2016, we incurred a consolidated net loss of $19.0 million, or $0.27 per share, compared to a net loss of $9.2 million, or $0.13 per share, for the same period in 2015. For the nine months ended September 30, 2016, we incurred a consolidated net loss of $62.0 million, or $0.88 per share, compared to a net loss of $26.7 million, or $0.38 per share, for the same period in 2015. As of September 30, 2016, we had cash, cash equivalents, marketable securities and interest receivable totaling $155.4 million compared to $209.3 million as of December 31, 2015. As of September 30, 2016, we had an accumulated deficit of $431.3 million.

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

Results of Operations

Three and nine months ended September 30, 2016 and 2015

Revenues

	Three months ended September 30,				Nine months ended September 30,
	(in thousands, except percentage values)				(in thousands, except percentage values)
	2016	2015	Change	%	2016	2015	Change	%
Revenues:
Collaboration agreements	$2,728	$8,406	$(5,678)	(68%)	$10,031	$28,878	$(18,847)	(65%)
Research Grants	95	163	(68)	(42%)	436	1,540	(1,104)	(72%)
Total revenues	$2,823	$8,569	$(5,746)	(67%)	$10,467	$30,418	$(19,951)	(66%)

Total revenues consist of revenues from collaboration agreements and research grants. We anticipate revenues over the next several years will be derived primarily from our collaboration agreements with Biogen, DAS and Sigma.

Revenues from our corporate collaboration agreements were $2.7 million for the three months ended September 30, 2016, compared to 8.4 million in the corresponding period in 2015. The $5.7 million decrease in collaboration agreements revenues was primarily due to a decrease of $3.1 million in revenues related to the amendment of our collaboration and license agreement with Shire and a $2.3 million decrease in revenues related to our collaboration and license agreement with Biogen.  The revenues from Biogen included $1.2 million from research services and $0.6 million related to partial recognition of an upfront license fee of $20.0 million. The revenues from Shire included $0.2 million from research services and $0.5 million related to partial recognition of an upfront license fee of $13.0 million. Research grant revenues were approximately $0.1 million for the three months ended September 30, 2016, compared to $0.2 million in the corresponding period in 2015.

Revenues from our corporate collaboration agreements were $10.0 million for the nine months ended September 30, 2016, compared to $28.9 million in the corresponding period in 2015. The decrease of $18.9 million in collaboration agreement revenues was primarily attributable to a $10.8 million decrease in revenues related to the amendment of our collaboration and license agreement with Shire, a $4.4 million decrease in revenues related to our agreement with Sigma, and a $3.5 million decrease under our collaboration and license agreement with Biogen. Research grant revenues were $0.4 million for the nine months ended September 30, 2016, compared to $1.5 million in the corresponding period in 2015. The decrease of $1.1 million in grant revenues was primarily attributable to a $1.2 million decrease in revenues related to our grant from CIRM, partially offset by a $0.1 million increase in other grant revenue.

Operating Expenses

	Three months ended September 30,				Nine months ended September 30,
	(in thousands, except percentage values)				(in thousands, except percentage values)
	2016	2015	Change	%	2016	2015	Change	%
Operating expenses:
Research and development	$17,008	$16,694	$314	2%	$51,728	$47,292	$4,436	9%
General and administrative	5,021	4,560	461	10%	21,468	14,309	7,159	50%
Total expenses	$22,029	$21,254	$775	4%	$73,196	$61,601	$11,595	19%

Research and development

Research and development expenses consist primarily of salaries and personnel related expenses, including stock-based compensation, laboratory supplies, preclinical and clinical studies, manufacturing expenses, allocated facilities expenses, subcontracted research expenses and expenses for technology licenses. In 2015, we established a Technical Operations group to manage the relationships with third-party vendors used in our manufacturing processes as well as to improve our process development and increase our overall manufacturing capabilities.  We expect to continue to devote substantial resources to research and development in the future and expect research and development expenses to increase in the next several years if we are successful in advancing our HIV/AIDS program, our AAV cDNA for treatment of hemophilia A and our IVPRP programs in the clinic and if we are able to progress our earlier stage ZFP Therapeutic product candidates into clinical trials including our programs under our collaboration with Biogen and Shire. Pursuant to the terms of the agreements with Biogen and Shire, certain of our expenses related to research and development activities will be reimbursed, including employee and external research costs. The reimbursement funds received from Biogen and Shire are recognized as revenue as the costs are incurred and collection is reasonably assured. We also continue to fulfill our obligations under the terms of our non-therapeutic collaboration agreements with Sigma and DAS. In addition, to the extent we continue to receive royalties from Sigma, we will incur fees related to certain technologies that we have in-licensed.

Research and development expenses were $17.0 million for the three months ended September 30, 2016, compared to $16.7 million in the corresponding period in 2015. The increase of $0.3 million in research and development expenses was primarily due to increases of $0.5 million in consulting expense, $0.5 million in lab supply expenses, $0.2 million in salaries and benefits, and $0.2 million in stock-based compensation expense, partially offset by a decrease of $1.1 million in clinical trial and manufacturing expenses and $0.1 million in license expense.

Research and development expenses were $51.7 million for the nine months ended September 30, 2016, compared to $47.3 million in the corresponding period in 2015. The increase of $4.4 million in research and development expenses was primarily due to increases of $1.5 million in consulting expense, $1.3 million in salaries and benefits, $1.1 million in clinical trial and manufacturing expenses, $0.8 million in lab supply expenses, and $0.3 million in stock-based compensation expense, partially offset by a decrease of $0.6 million in license expense.

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

General and administrative expenses were $5.0 million for the three months ended September 30, 2016, compared to $4.6 million for the corresponding period in 2015. The increase of $0.4 million in general and administrative expenses was primarily due to increases of $0.6 million in consulting expense and $0.3 million in salaries and benefits, partially offset by decreases of $0.3 million in stock-based compensation expense and $0.2 million in legal expense.

General and administrative expenses were $21.5 million for the nine month period ended September 30, 2016 and $14.3 million for the corresponding period in 2015. The increase of $7.2 million in general and administrative expenses was primarily due to increases of $4.1 million in stock-based compensation expense and $2.5 million in salaries and benefits, including the separation costs associated with the CEO transition, and $1.2 million in professional fees and consulting expense, partially offset by a decrease of $0.6 million in legal expense.

Liquidity and Capital Resources

Liquidity

Since inception, we have incurred significant net losses and we have funded our operations primarily through the issuance of equity securities, payments from corporate collaborators and strategic partners and research grants.

As of September 30, 2016, we had cash, cash equivalents, marketable securities and interest receivable totaling $155.4 million compared to $209.3 million as of December 31, 2015, with the decrease primarily attributable to our net operating loss.

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

Cash Flows

Operating activities. Net cash used in operating activities for the nine months ended September 30, 2016 and 2015 was $53.6 million and $24.6 million, respectively. Net cash used in operating activities for the nine months ended September 30, 2016 primarily reflected the increase in net loss for the period as well as a decrease in accrued liabilities and deferred revenue, partially offset by the increase in stock-based compensation. Net cash used in operating activities for the nine months ended September 30, 2015 primarily reflected the increase in net loss for the period as well as a decrease in deferred revenue, partially offset by the increase in stock-based compensation and a decrease in accounts receivable.

Investing activities. Net cash provided by investing activities for the nine months ended September 30, 2016 was $11.9 million, while cash provided by investing activities was $32.2 million for the nine months ended September 30, 2015. Cash flows from investing activities for both periods primarily related to purchases and maturities of investments.

Financing activities. Net cash provided by financing activities for the nine months ended September 30, 2016 and 2015 was $0.2 million and $20.7 million, respectively. Net cash provided by financing activities for the nine month period ended September 30, 2016 was primarily related to the issuance of common stock upon exercise of stock options. Net cash provided by financing activities for the nine month period ended September 30, 2015 was primarily related to a $14.5 million settlement with certain investors that were beneficial owners of our common stock related to the disgorgement of short-swing profits pursuant to Section 16 of the Securities Exchange Act of 1934, as amended as well as proceeds from the exercise of stock options.

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

Our future capital requirements will depend on many factors and are not limited to the following:

•	the initiation, progress, timing and completion of clinical trials for our product candidates;
•	the outcome, timing and cost of regulatory approvals;
•	the success of our collaboration agreements with third parties, including Biogen and Shire;
•	delays that may be caused by changing regulatory requirements;
•	the number of product candidates that we pursue;
•	the costs involved in filing and prosecuting patent applications and enforcing and defending patent claims;
•	the timing and terms of future in-licensing and out-licensing transactions;
•	the cost and timing of establishing sales, marketing, manufacturing and distribution capabilities;
•	the cost of procuring clinical and commercial supplies of our product candidates;
•	the extent to which we acquire or invest in businesses, products or technologies; and
•	the possible costs of litigation.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our primary exposure to market risk is interest income sensitivity relating to our cash, cash equivalents and investments, which is affected by changes in the general level of U.S. interest rates. We do not have any foreign currency or other derivative financial instruments.

Our market risks at September 30, 2016 have not changed materially from those discussed in Item 7A of our Form 10-K for the year ended December 31, 2015 on file with the SEC.

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

Our potential therapeutic products are subject to a lengthy and uncertain regulatory process, and we may encounter unanticipated toxicity or adverse events or fail to demonstrate efficacy, causing us to delay, suspend or terminate the development of a ZFP Therapeutic or gene therapy program which will prevent us from commercializing those products.

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

In the future we intend to file new IND applications for our ZFP Therapeutic programs. The preparation and submission of IND applications requires us to conduct rigorous and time-consuming preclinical testing, studies, and documentation relating to, among other things, the toxicity, safety, manufacturing, chemistry and clinical protocol of new ZFP Therapeutic and gene therapy products. We may experience unforeseen difficulties that could delay or otherwise prevent us from executing this strategy successfully. For example, we may encounter problems in the manufacturing of our ZFP Therapeutic and gene therapy products and fail to demonstrate consistency in the formulation of the drug. Our preclinical tests may produce negative or inconclusive results, which may lead us to decide, or regulators may require us, to conduct additional preclinical testing. If we cannot obtain positive results in preclinical testing, we may decide to abandon the projects altogether. In addition, our ability to complete and file certain IND applications depends on the support of our partners and the timely performance of their obligations under relevant collaboration agreements. If our partners are not able to perform such obligations or if they choose to slow down or delay the progress, we may not be able to prepare and file the intended IND applications on a timely basis or at all. Furthermore, the filing of several IND applications involves significant cost and labor, and we may not have sufficient resources and personnel to complete the filing of all intended IND applications, which may force us to scale back the number of IND applications or forego potential IND applications that we believe are promising. Any delay, suspension or reduction of our efforts to pursue our preclinical and IND strategy could have a material adverse effect on our business and cause our stock price to decline.

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

Our most advanced clinical programs are ongoing Phase 2 trials to evaluate the safety and efficacy of a ZFP Therapeutic for HIV/AIDS. For potential marketing application approval, additional clinical testing will be required, which involves significantly greater resources, commitments and expertise. Therefore, we may be required to scale up our operations and enter into collaborative relationships with pharmaceutical companies that could assume responsibility for late-stage development and commercialization.

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

We have generated operating losses since we began operations in 1995. Our net losses for the years ended December 31, 2015, 2014 and 2013 were $40.7 million, $26.4 million and $26.6 million, respectively. The extent of our future losses and the timing of profitability are uncertain, and we expect to incur losses for the foreseeable future. We have been engaged in developing our ZFP technology since inception, which has and will continue to require significant research and development expenditures. To date, we have generated our funding from issuance of equity securities, revenues derived from collaboration agreements, other strategic partnerships in non-therapeutic applications of our technology, federal government research grants and grants awarded by research foundations. As of September 30, 2016, we had an accumulated deficit of $431.3 million. Since our IPO in 2000, we have generated an aggregate of approximately $331.4 million in gross proceeds from the sale of our equity securities. We expect to continue to incur additional operating losses for the next several years as we continue to advance our ZFP Therapeutic and gene therapy product candidates. If the time required to generate significant product revenues and achieve profitability is longer than we currently anticipate or if we are unable to generate liquidity through equity financing or other sources of funding, we may be forced to curtail or suspend our operations.

On an ongoing basis, management evaluates its estimates related to the recognition of revenue from upfront license payments from our collaborators and strategic partners. These estimates are based on various factors that could affect the recognition of revenue.

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

During the three months ended September 30, 2016, the closing price of our common stock, as reported by the NASDAQ Global Select Market, ranged from a low of $4.13 to high of $6.84. During the fiscal year ended December 31, 2015, our common stock price fluctuated, ranging from a low of $5.56 to a high of $18.54. Volatility in our common stock could cause stockholders to incur substantial losses. An active public market for our common stock may not be sustained, and the market price of our common stock may continue to be highly volatile. The market price of our common stock has fluctuated significantly in response to various factors, some of which are beyond our control, including but not limited to the following:

•	announcements by us or collaborators providing updates on the progress or development status of ZFP Therapeutics and our gene therapy products;
•	data from clinical trials;
•	initiation or termination of clinical trials;
•	changes in market valuations of similar companies;
•	overall market and economic conditions, including the equity markets for emerging biotechnology companies;
•	deviations in our results of operations from the guidance given by us;
•	announcements by us or our competitors of new or enhanced products, technologies or services or significant contracts, acquisitions, strategic relationships, joint ventures or capital commitments;
•	announcement of changes in business and operations by our collaborators and partners, or changes in our existing collaboration agreements;
•	regulatory developments;
•	changes, by one or more of Sangamo’s security analysts, in recommendations, ratings or coverage of our stock.
•	additions or departures of key personnel;
•	future sales of our common stock or other securities by us, management or directors, liquidation of institutional funds that comprised large holdings of our stock; and
•	decreases in our cash balances;

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

ITEM 6.	EXHIBITS

(a) Exhibits:

10.1†	Eighth Amendment to Research and Commercial License Option Agreement between the Company and Dow AgroSciences, LLC., dated as of August 19, 2016

10.2†	Consent letter between the Company and Sigma-Aldrich Co. dated July 26, 2016.

10.3†	First Amendment to License Agreement between the Company and Open Monoclonal Technology, Inc., dated September 20, 2016.

31.1	Rule 13a — 14(a) Certification by President and Chief Executive Officer

31.2	Rule 13a — 14(a) Certification by Principal Financial and Accounting Officer

32.1	Certification Pursuant to 18 U.S.C. Section 1350

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

† Confidential treatment has been requested for certain information contained in this document. Such information has been omitted and filed separately with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: October 27, 2016

SANGAMO BIOSCIENCES, INC.

/s/ H. WARD WOLFF
H. Ward Wolff
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)