Form 10-K
period 2016-12-31
SANGAMO THERAPEUTICS, INC
filed 2017-02-28
CIK 1001233

.

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to

Commission file number: 0-30171

SANGAMO THERAPEUTICS, INC.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant based upon the closing sale price of the common stock on June 30, 2016 (the last business day of the registrant’s most recently completed second fiscal quarter), as reported on the NASDAQ Global Select Market was $399,858,622. For purposes of this calculation, directors and executive officers of the registrant have been deemed affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at February 24, 2017
Common Stock, $0.01 par value per share	70,875,006 shares

DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts Into Which Incorporated
Proxy Statement for the 2017	Part III
Annual Meeting of Stockholders

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Some statements contained in this report are forward-looking with respect to our operations, research, development and commercialization activities, clinical trials, operating results and financial condition. These statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements. Forward-looking statements include, but are not limited to, statements about:

•	our strategy;
•	product development and commercialization of our products;
•	clinical trials and release of data;
•	partnering, acquisition and other strategic transactions;
•	revenues from existing and new collaborations;
•	our research and development and other expenses;
•	sufficiency of our cash resources;
•	our operational and legal risks; and
•	our plans, objectives, expectations and intentions and any other statements that are not historical facts.

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

ZFP Therapeutic® and Engineering Genetic Cures® are a registered trademark of Sangamo Therapeutics, Inc. This report also contains trademarks and trade names that are the property of their respective owners.

PART I

ITEM 1 – BUSINESS

Overview

We are a clinical stage biotechnology company focused on translating ground-breaking science into genomic therapies that transform patients’ lives using our industry-leading platform technologies in genome editing, gene therapy, gene regulation and cell therapy. Our proprietary zinc finger DNA-binding proteins (ZFP) technology enables efficient and highly specific genome editing and gene regulation, and we are developing genome editing and gene therapies for the treatment of genetically tractable diseases. We have several proprietary clinical and preclinical programs in development and have strategically partnered certain programs with biopharmaceutical companies to obtain funding for our own programs and to expedite clinical and commercial development. Our long-term goal is to forward integrate into manufacturing, development and commercial operations to more fully capture the value of our proprietary genome editing and gene therapy products.

We, and our licensed partners, are the leaders in the research, development and commercialization of ZFP, a naturally occurring class of proteins found in humans. We have used our knowledge and expertise to develop a proprietary technology platform in both genome editing and gene regulation. ZFPs can be engineered to make ZFP nucleases (ZFNs), proteins that can be used to specifically modify DNA sequences by adding or knocking out specific genes (genome editing) and ZFP transcription factors (ZFP TFs), proteins that can be used to turn genes on or off (gene regulation). Although we are focused on the development of human therapeutic applications, ZFPs act at the DNA level and potentially have broad and fundamental applications in several other areas, such as plant agriculture and research reagents, including the production of transgenic animals and cell-line engineering. In the process of developing this platform we have accrued significant scientific, manufacturing and regulatory capabilities and know-how that is generally applicable in the broader field of gene therapy.

The main focus for our company is the development of novel human therapeutics. We have initiated a Phase 1/2 clinical trial evaluating our proprietary ZFN in vivo genome editing approach for the treatment of hemophilia B, a rare blood disorder. We are also planning to conduct Phase 1/2 clinical trials evaluating our ZFN in vivo genome editing approach for the treatment of Mucopolysaccharidosis I (MPS I) and Mucopolysaccharidosis II (MPS II), which are lysosomal storage disorders (LSD).  We also are planning to conduct a Phase 1/2 clinical trial evaluating a gene therapy for the treatment of hemophilia A, a rare blood disorder. In addition, we have proprietary preclinical programs in other LSDs and research stage programs in other monogenic diseases, including certain central nervous system (CNS) disorders and cancer immunotherapy.

We have established a collaborative partnership with Bioverativ Inc., a spin-out company from Biogen, Inc., to research, develop and commercialize therapeutic genome editing products in hemoglobinopathies, including sickle cell disease (SCD) and beta-thalassemia.  We also have a collaborative partnership with Shire International GmbH, formerly Shire AG (Shire), to research, develop and commercialize our preclinical development program in Huntington’s disease (HD).

Additionally, we have a legacy clinical development program evaluating SB-728-T, a ZFN-modified autologous T-cell product for the treatment of HIV/AIDS. We have determined that HIV/AIDS is not a primary strategic focus for Sangamo, and we intend to seek collaborative partnerships before investing further in the development of human therapeutics for these indications.

In fields outside human therapeutics, we have entered into strategic partnerships to facilitate the sale or licensing of our ZFP platform. We have a license agreement with Sigma-Aldrich Corporation (Sigma). Under this agreement, Sigma has the exclusive rights to develop and market ZFP-based laboratory research reagents marketed under the trademark CompoZr ® as well as ZFP-modified cell lines for commercial production of protein pharmaceuticals and ZFP-engineered transgenic animals. We also have a license agreement with Dow AgroSciences, LLC (DAS), a wholly owned subsidiary of Dow Chemical Corporation. Under this agreement, DAS has the exclusive rights to use our ZFP technology to modify the genomes or alter protein expression of plant cells, plants, or plant cell cultures and markets our ZFN technology under the trademark EXZACTTM Precision Technology.

We have a substantial intellectual property position in the genome editing field including the design, selection, composition and use of engineered ZFPs to support our commercial activities. As of February 7, 2017, we either owned outright or have exclusively licensed the commercial rights to approximately 791 patents issued in the United States and foreign national jurisdictions, and we had 650 patent applications owned and licensed pending worldwide.  We continue to license and file new patent applications that strengthen our core and accessory patent portfolio. We believe that our intellectual property position is a critical element in our ability to research, develop and commercialize products and services based on Gene Therapy, Genome Editing, Cell Therapy and Gene Regulation across our chosen applications.

In the development of our ZFP technology platform, we are focusing our resources on higher-value product development for therapeutic use in humans and less on our non-therapeutic applications. Development of novel therapeutic products is costly and subject to a lengthy and uncertain regulatory process at the FDA. Our future products will be gene-based therapeutics. Adverse events in both our own clinical program and other programs may have a negative impact on regulatory approval, the willingness of potential commercial partners to enter into agreements and public perception for our therapeutic programs.

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

Figure 2:

Schematic of the two-domain structure of a zinc finger protein and its therapeutic functional domain

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

Our engineered ZFPs can be attached to a cleavage domain of a restriction endonuclease, an enzyme that cuts DNA, creating a zinc finger nuclease or ZFN. When a pair of ZFNs is bound to the DNA in the correct orientation and spacing, the DNA sequence is cut between the ZFP binding sites. DNA binding by both ZFNs is necessary for cleavage, and both domains of the restriction endonuclease must be present in the correct orientation to interact with each other, in order to mediate DNA cleavage. This break in the DNA triggers a natural process of DNA repair in the cell. The repair process can be harnessed to achieve one of several outcomes that may be therapeutically useful (Figure 3). If cells are simply treated with ZFNs alone the repair process joins the two ends of the broken DNA together and frequently results in the loss of a small amount of genetic material at the site of the break. This disrupts the original DNA sequence and can result in the generation of a shortened or non-functional protein, effectively “knocking out” the protein. ZFN-mediated genome editing can be used to disrupt a gene that is involved in disease pathology. We are using ZFN-mediated gene disruption of the BCL11A Enhancer in hematopoietic stem progenitor cells (HSPCs) as a single long-lasting treatment for SCD and beta-thalassemia.

In contrast, if cells with a mutation in a particular gene are treated with a DNA sequence that encodes the correct gene sequence (referred to as a “donor” DNA) and with ZFNs that recognize and bind to sequences flanking the mutation, the cell’s repair machinery can use the donor as a template to correct the mutated gene.  This ZFN-mediated gene correction enables the corrected gene to be expressed in its natural chromosomal context and may provide a novel approach for the precise repair of DNA sequence mutations responsible for certain monogenic diseases. In addition, by making the donor sequence a gene-sized segment of DNA, a new copy of a gene can also be precisely added into the genome at a specific location. The ability to precisely place a gene-sized segment of DNA specifically into a pre-determined location in the genome broadens the range of mutations of a gene that can be corrected in a single step and eliminates the insertional mutagenesis concerns associated with traditional integrating gene replacement approaches such as retroviruses, in which the insertion of a new corrective copy of the gene typically occurs at random locations in the genome. Our In Vivo Protein Replacement Platform™ (IVPRP™), in which our ZFN technology is used to insert a gene encoding a therapeutic protein into a location such as the Albumin gene, is an approach that we are investigating for the treatment of hemophilia and LSDs which may potentially provide a single and potentially curative treatment for these diseases.

We can also create ZFP TFs which are capable of controlling or regulating the expression of a target gene in the desired manner (Figure 3). For instance, attaching an activation domain to a ZFP will cause a target gene to be “turned on.” Alternatively, a repression domain causes the gene to be “turned off.” We have a preclinical program for HD in which we are evaluating a ZFP TF designed to differentially down regulate the mutated disease-causing Huntingtin (HTT) gene, while leaving expression of the normal gene unchanged.

Figure 3:

ZFNs can be designed to accomplish a range of functions in genome editing and gene regulation.

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

We have employed several strategies for the application of our ZFNs depending on the disease or indication. We routinely deliver our therapeutics as nucleic acids, either as messenger RNA (mRNA) or encoded in a viral vector such as Adeno Associated Virus (AAV) that the cell then uses to make the protein form of the ZFN or ZFP TF.  We can deliver ZFNs ex vivo (outside the body) to isolated cells of the blood, such as T-cells, in the case of our clinical HIV program, and HSPCs for our programs in HIV and monogenic blood diseases such as SCD and beta-thalassemia. We are also developing ZFNs in which we deliver our therapeutic proteins in vivo, either systemically (directly into the blood stream) as in our in vivo genome editing programs in hemophilia and LSD, or directly into a specific tissue such as the brain as in our HD program.

ZFNs provide the Opportunity to Develop a New Class of Human Therapeutics

We believe that our ZFP technology provides a unique and proprietary basis for a broad new class of drugs that have differential technical advantages over small-molecule drugs, protein pharmaceuticals, RNA-based therapeutics, conventional gene therapy approaches and other genome editing platforms, enabling us to develop therapies for a broad range of unmet medical needs.

We can generate highly specific ZFNs for genome editing and gene regulation and have developed multiple delivery strategies to administer these therapeutics, including using mRNA, AAV, adenovirus, plasmid, and lipid nanoparticles.  As more genes and DNA sequences are linked to specific diseases, we believe that the clinical breadth and scope of our ZFN applications will continue to expand.

For example, ZFNs can:

•

Enable genome editing and gene regulation strategies to address novel drug targets. Engineered ZFNs enable the efficient disruption, correction or targeted addition of a gene sequence in a very precise fashion, and ZFP TFs enable either repression or activation of a therapeutically relevant gene in a cell. This gives our technology a degree of flexibility not seen in other drug development platforms. Direct, targeted modification of the genome cannot be achieved using conventional gene therapy approaches, antisense RNA, siRNA, conventional small molecules, antibodies, or other protein. Our ZFN genome editing technology, which requires only brief cellular expression of ZFNs, enables the permanent disruption or addition of a therapeutically relevant gene in a highly targeted fashion. For example, our in vivo genome-editing strategy enables targeted insertion of a therapeutic gene into the genome of liver cells.  This strategy has the potential to provide an extended or life-long clinical benefit in the treatment of monogenic diseases, such as hemophilia, without the risk of washout of therapeutic genes delivered using non-integrating vectors such as AAV or the potentially deleterious issues related to random insertion of therapeutic genes into the genome by randomly integrating viral vectors such as lentiviral vectors.

•

Provide therapeutic solutions for targets that cannot be effectively addressed by existing drug modalities. The sequencing and publication of the human genome and growing information generated by genome-wide association studies have enabled the identification of both genes and regulatory sequences as potential new therapeutic targets. Many of these targets have a direct role in disease processes but cannot be bound or modulated for therapeutic purposes by small molecules, monoclonal antibodies or RNA based therapeutics. Alternative therapeutic approaches are required to modulate the biological activity of these so-called “non-druggable” targets. One such target is the BCL11A Enhancer, a regulatory sequence, which we are disrupting using ZFNs in hematopoietic stem progenitor cells (HSPCs) in order to elevate levels of fetal globin.  This target is being developed in collaboration with Bioverativ as a therapeutic approach for a long-lasting treatment for SCD and beta-thalassemia

•

Provide high specificity and selectivity for targets. ZFNs can be designed to act with high specificity and we have published several examples of such data in high impact journals including (Proc. Natl. Acad. Sci (2003) vol:100, 11997-12002; J Neurosci. (2010) 30(49):16469-74; Nat Biotechnol. (2008) 26(7):808-16 and Nature (2011)478(7369):391-4). In addition, as there are only two copies of each gene in a cell, there are generally only two targets per cell for a ZFN, which means that ZFNs and ZFP TFs need to be available in the cell in relatively low concentrations, which may reduce the risk of toxicity. In contrast, drugs that act on protein and RNA targets that are naturally present in higher cellular concentrations may need to be administered in higher concentrations. Many small molecule and RNA-based approaches either affect multiple targets demonstrating so-called “off-target effects” or may be toxic in the concentrations required to be therapeutically effective.

•

Provides a genome editing platform with superior qualities for therapeutic development. Unlike other less developed bacterial-based genome editing platforms, such as CRISPR/Cas9 and TALENS, our proprietary ZFN genome editing technology is based on human proteins that have co-evolved with our complex human genome.  The relative complexity of the protein-DNA interaction of our ZFN platform and the ability to engineer the entire protein-DNA interface also gives us the ability to optimize all components of our genome editing technology to drive efficient cutting with singular specificity. The ZFN-mediated mechanism is optimized for both gene insertion and gene knockout and over years of developing this platform, we have engineered our ZFN proteins to provide maximum design density (1:2 base pairs), giving us the capability to target virtually any sequence of interest and to place a ZFN exactly where we choose with single gene specificity. This precision is particularly critical for therapeutic gene insertion and correction.  Finally, we have an established validated process for rapid development of a ZFN clinical lead and have taken our therapeutics through regulatory review and into human clinical studies where we are able to evaluate both the safety and efficacy of our approach.

THERAPEUTIC PRODUCT DEVELOPMENT

Sangamo Product Development Programs

Figure 4:

Sangamo’s Therapeutic Pipeline

Clinical Stage Programs

Lead Clinical Stage Programs

Product Candidate	Targeted Indication	Stage of Development	Protocol	Milestones

SB-FIX	Hemophilia B	Phase 1/2	SB-FIX-1501	Dose escalation study. Trial is open and enrolling subjects.

SB-318	MPS I	Phase 1/2	SB-318-1502	Dose escalation study. Trial expected to begin in early 2017

SB-913	MPS II	Phase 1/2	SB-913-1602	Dose escalation study. Trial expected to begin in 2017

SB-525	Hemophilia A	Phase 1/2	SB-525-1603	Dose escalation study. Trial expected to begin in 2017

Legacy Clinical Research

Product Candidate	Targeted Indication	Stage of Development	Protocol	Milestones

SB-728-HSPC	HIV/AIDS	Phase 1/2	SB-728mR-HSPC*	Trial ongoing at City of Hope.

SB-728-T	HIV/AIDS	Phase 2	SB-728-1101 (Cytoxan pre-conditioning dose-ranging study)	Cohort 3* accrual completed. Accrual of Cohorts 1-5 completed; in long-term follow-up.

		Phase 2	SB-728mR-T-1401	Accrual completed; in long-term follow-up.

		Phase 1	SB-728-902, Cohorts 1-3 Cohort 5 (CCR5 delta-32 heterozygotes)	Enrollment and treatment completed; in long-term follow-up.

		Phase 1	SB-728-T*	Enrollment and treatment completed, in long-term follow-up. Data published+ 2014.

		Phase 2	SB-728-T* (Cytoxan pre-conditioning)	Trial ongoing at University of Pennsylvania.

(*Investigator sponsored trial)

+ N.Eng. J. Med. 2014: 370:897-906 “Gene Editing of CCR5 in Autologous CD4 T-cells of Persons Infected with HIV.”

Lead Therapeutic Programs

         In 2017, Sangamo is planning to conduct Phase 1/2 clinical trials evaluating product candidates for two blood disorders, hemophilia A and hemophilia B, and two lysosomal storage disorders, Mucopolysaccharidosis type I (MPS I, Hurler syndrome) and Mucopolysaccharidosis Type II (MPS II Hunter syndrome). We expect data from each of these four planned clinical trials by year end 2017 or early 2018.

Hemophilia A and B

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

Sangamo’s Therapeutic Approaches in Hemophilia

Hemophilia A

For hemophilia A, we are evaluating SB-525, a gene therapy approach utilizing an adeno-associated virus (AAV) carrying a clotting Factor 8 gene construct driven by our proprietary synthetic liver specific promoter. In January 2017, the Company’s investigational new drug (IND) application for this program has been cleared by the U.S. Federal Drug Administration (FDA) enabling the company to begin a Phase 1/2 clinical trial in adults with severe hemophilia A.

Hemophilia B

For hemophilia B, we are evaluating, SB-FIX, an in vivo genome editing approach. Utilizing our ZFN technology, we are adding a new therapeutic copy of the Factor IX gene precisely into the Albumin gene locus, and using the strong Albumin promoter to drive expression of the newly inserted gene. We have published data demonstrating the potential utility of this approach for several different monogenic disease applications in addition to hemophilia B (Blood. 2015 Oct 8;126(15):1777-84). Preclinical studies of this approach have demonstrated that therapeutic levels of Factor IX could be generated in a dose-dependent manner in non-human primates (NHPs). There were no significant alterations in circulating albumin levels.  Studies in mice also demonstrated stable Factor IX production for over one year. The Albumin locus genome editing approach is designed to be a broadly applicable strategy for gene replacement that will provide a permanent correction for the lifetime of the patient, thus increasing its potential usefulness in a pediatric population and would reduce or eliminate the need for chronic infusions of replacement proteins or clotting factor products. The SB-FIX hemophilia B program was reviewed by the NIH Recombinant DNA Advisory Committee (RAC) and an IND application for the program has been cleared by the FDA. We have initiated a Phase 1/2, open-label, dose-escalation clinical trial.

MPS I and MPS II

Lysosomal storage disorders (LSDs) are a heterogeneous group of inherited disorders including Mucopolysaccharidosis type I (MPS I, Hurler syndrome) and Mucopolysaccharidosis Type II (MPS II, Hunter syndrome), Fabry disease, Gaucher disease, and many others. They are caused by defects in genes that encode proteins known as enzymes, which break down and eliminate unwanted substances in cells. These enzymes are found in structures called lysosomes which act as recycling sites in cells, breaking down unwanted material into simple products. A defect in a lysosomal enzyme leads to the accumulation of toxic levels of the substance that the enzyme would normally eliminate and resulting cell damage which can lead to serious health problems. There are nearly 50 of these disorders altogether and they may affect different parts of the body, including the skeleton, skin, heart and CNS. While their individual incidence tends to be rare, this group as a whole has an incidence of more than 1:5,000 live births according to the National Institute of Neurological Disorders and Stroke.

MPS I is caused by mutations in the gene encoding the alpha-L-iduronidase (IDUA) enzyme, resulting in a deficiency of IDUA which is required for the degradation of the glycosaminoglycans (GAGs) dermatan sulfate and heparin sulfate. The inability to degrade GAGs leads to their accumulation within the lysosomes throughout the body and individuals with this mutation experience multi-organ dysfunction and damage. Depending on the severity of the mutations and degree of residual enzyme activity, affected individuals may develop organomegaly, joint stiffness, skeletal deformities, corneal clouding, hearing loss and cognition impairments. Three forms of MPS I, in order of increasing severity, include Scheie, Hurler-Scheie and Hurler syndromes. According to the National MPS Society, one in 500,000 births in the U.S. will result in Scheie syndrome, one in 115,000 births in Hurler/Scheie, and one in 100,000 births results in Hurler syndrome. There are approximately 2,000 MPS I patients in the U.S.

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

Sangamo’s Therapeutic Approaches in MPS I and MPS II

MPS I

Our albumin locus ZFN-mediated in vivo genome editing platform has the potential to provide a broadly applicable genetic approach to enzyme replacement for MPS I.  Our MPS I program, SB-318, was reviewed by the NIH Recombinant DNA Advisory Committee (RAC) and an IND application for the program has been cleared by the FDA. In addition, in January 2017, the FDA granted orphan drug designation to SB-318, which provides additional incentives to advance the development of this program to commercialization and regulatory approval. In 2017, we are planning to conduct a Phase 1/2, open-label, dose-escalation clinical trial.

MPS II

Our albumin locus ZFN-mediated in vivo genome editing platform has the potential to provide a broadly applicable genetic approach to enzyme replacement for MPS II.  An IND application for the MPS II program, SB-923, has been cleared by the FDA. In 2017, we are planning to conduct a Phase 1/2, open-label, dose-escalation clinical trial.

Programs Partnered with Bioverativ

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

In collaboration with Bioverativ, we are developing cell therapies for both SCD and beta-thalassemia based on the use of our ZFN genome editing technology to modify a patient’s own (autologous) HSPCs. Our ZFN genome editing technology enables multiple approaches to the correction of SCD and beta-thalassemia. Both diseases manifest in the months after birth, when patients switch from producing functional fetal gamma-globin to a mutant form of adult beta-globin, which results in their condition. Naturally occurring increased levels of fetal hemoglobin have been shown to reduce the severity of both SCD and beta-thalassemia disorders. In HSPCs, our genome editing technology can be used to precisely disrupt regulatory sequences that control the expression of key transcriptional regulators, such as BCL11A, to reverse the switch from expression of the mutant adult beta-globin back to the production of functional fetal gamma-globin.

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

Program Partnered with Shire

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

Early Research Programs

We have research stage programs in other monogenic diseases, in CNS disorders and in cancer immunotherapy.

Legacy Clinical Research Programs

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

We began clinical trials in this program in late 2009 and over the past seven years have conducted several studies in different populations of HIV infected subjects designed to evaluate, safety and tolerability of SB-728-T treatment.  We have treated over 80 subjects and to date these studies have shown that the treatment is well-tolerated.  In addition we have evaluated the effect of SB-728-T on subjects’ CD4 T-cell counts, levels of CCR5-modified T-cells, viral burden during a treatment interruption (TI) from anti-retroviral therapy (ART) and levels of HIV DNA in peripheral blood mononuclear cells as a measure of the viral reservoir.  We have also studied the effect of Cytoxan preconditioning on levels of cell engraftment, treatment with modified CD4 T-cells alone and treatments that include both modified CD4 and CD8 T-cells. In addition our studies have compared the effectiveness of the SB-728-T cell product when ZFNs were delivered to T-cells using either Adenovirus or mRNA and electroporation. The data have demonstrated durable engraftment and persistence of SB-728-T, ability of the ZFN-modified cells to traffic to the gut mucosa and that the modified cells have a survival advantage over unmodified cells during a TI from ART.  In addition, our studies have demonstrated improvements in the overall CD4 T-cell count and the CD4:CD8 ratio in multiple subjects as well as a decrease in the viral reservoir and the ability of certain subjects to control their viral loads for prolonged periods in the absence of ART. The data from our first Phase 1 study were published in the New England Journal of Medicine in 2014 (N.Eng. J. Med. 2014: 370:897-906).

An investigator initiated a Phase 1/2 clinical study (SB-729mR-HSPC) to investigate this approach to treat HIV in hematopoietic stem progenitor cells (HSPCs), using electroporation of mRNA to deliver the ZFNs. In May 2014 California Institute for Regenerative Medicine (CIRM) agreed to fund a $5.6 million Strategic Partnership Award for clinical studies of this program at City of Hope.

We intend to seek partnerships before investing further in the development of human therapeutics for HIV/AIDS.

CORPORATE RELATIONSHIPS

We have established collaborative and strategic partnerships for several of our therapeutic programs and also for several non-therapeutic applications of our technology. We will continue to pursue further partnerships when appropriate with selected pharmaceutical, biotechnology and chemical companies to fund internal research and development activities and to assist in product development and commercialization. We are applying our ZFN technology platform to several commercial applications in which our products provide us and our strategic partners and collaborators with potential technical, competitive and economic advantages.

Therapeutic Collaborations

Collaboration and License Agreement with Bioverativ Inc. in Human Therapeutics and Diagnostics

In January 2014 we entered into an exclusive worldwide collaboration and license agreement with Biogen. to develop therapeutics for hemoglobinopathies, focused on beta-thalassemia and SCD, and in January 2017 this agreement was assigned by Biogen, Inc. to its hemophilia and other rare blood disorders spin-off, Bioverativ. Under the agreement, Sangamo and Bioverativ will jointly conduct two research programs: the beta-thalassemia program and the SCD program. In the beta-thalassemia program, we are responsible for all discovery, research and development activities through the first human clinical trial. In the SCD program, both parties are responsible for research and development activities through the submission of an IND application for ZFP therapeutics intended to treat SCD. Bioverativ reimburses us for agreed upon internal and external program-related costs.

Under both programs, Bioverativ is responsible for subsequent worldwide clinical development, manufacturing and commercialization of licensed products developed under the agreement. At the end of the specified research terms for each program or under certain specified circumstances, Bioverativ retains the right to step in and take over any of our remaining activities. Furthermore, we have an option to co-promote in the U.S. any licensed product to treat beta-thalassemia and SCD developed under the agreement, and Bioverativ will compensate us for such co-promotion activities. Subject to the terms of the agreement, we have granted Biogen an exclusive, royalty-bearing license, with the right to grant sublicenses, to use certain ZFP and other technology controlled by Sangamo for the purpose of researching, developing, manufacturing and commercializing licensed products developed under the agreement. We have also granted Bioverativ a non-exclusive, worldwide, royalty-free, fully paid license, with the right to grant sublicenses, of our interest in certain other intellectual property developed pursuant to the agreement.

Under the agreement, we received an upfront license fee of $20.0 million and are eligible to receive development milestone payments upon the achievement of specified regulatory, clinical development and commercialization milestones. The total amount of potential regulatory, clinical development, commercialization and sales milestone payments, assuming the achievement of all specified milestones in the agreement, is $276.3 million, including Phase 1 milestone payments of $7.5 million for the SCD program and $6.0 million for the beta-thalassemia program. In addition, we will also receive royalty payments for each licensed product that are a tiered double-digit percentage of annual net sales of each product.

The Agreement may be terminated by (i) us or Bioverativ for the uncured material breach of the other party, (ii) us or Bioverativ for the bankruptcy or other insolvency proceeding of the other party; (iii) Bioverativ, upon 180 days’ advance written notice to us and (iv) Bioverativ, for certain safety reasons upon written notice to, and after consultation with, us. As a result, actual future milestone payments could be lower than the amounts stated above.

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

On September 1, 2015, the Shire Agreement was amended such that Shire agreed to return to Sangamo the exclusive, world-wide rights to gene targets for the development and commercialization of genome editing therapies for hemophilia A and B.  Shire retains the rights and will continue to develop a ZFP-mediated genomic therapy for Huntington’s disease.  Sangamo will provide certain target feasibility services, and upon Shire’s request, certain research activities according to a research plan as agreed upon by both companies. Such research activities performed by Sangamo will be reimbursed by Shire. Shire’s rights with respect to other targets contemplated in the original agreement revert to Sangamo. Under the revised agreement, each company is responsible for expenses associated with its own programs and will reimburse the other for any ongoing services provided. Shire is responsible for reimbursement of expenses related to obligations prior to the amendment date which will be recognized as revenue as expenses are incurred. Sangamo has granted Shire a right of first negotiation to license the hemophilia A and B genome editing programs. Under the amended agreement, Shire does not have any milestone payment obligations with respect to the retained programs, but it is required to pay single digit percentage royalties to Sangamo, up to a specified maximum cap, on the commercial sales of therapeutic products from such programs. Under the Agreement, Sangamo has full control over, and full responsibility for the costs of, the hemophilia programs returned to the Company, subject to certain diligence obligations and Shire’s right of first negotiation to obtain a license to such programs under certain circumstances. Sangamo is required to pay single digit percentage royalties to Shire, up to a specified maximum cap, on commercial sales of therapeutic products from such returned programs.

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

In December 2015 Ligand Pharmaceuticals Inc. (Ligand) acquired OMT.  For any given product developed using ZFN technology, Ligand will pay us milestone payments upon the achievement of certain clinical and regulatory milestone events and also a small royalty and sublicense revenue sharing payment. Ligand has the right to buy out its future royalty payment and sublicense revenue sharing payment obligations under the license agreement, on a product-by-product basis, by paying a specified fixed lump sum fee to us.

Roche will pay milestone payments upon the achievement of certain clinical development milestones relating to products produced under such commercial license, and low-single-digit royalties on sales of such products. The aggregate milestone payments for all therapeutic products will not exceed $5.8 million, but the diagnostics milestone payments are not similarly capped. Under the research and license agreement, on a product-by-product basis, Roche has the right to buy out its future royalty payment obligations by paying specified fixed amounts.

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

Funding from Research Foundations

California Institute for Regenerative Medicine

In May 2013 CIRM granted us a $6.4 million Strategic Partnership Award to develop a potentially curative therapy for beta-thalassemia based on the application of our ZFN genome editing technology in HSPCs. The four year grant provides matching funds for preclinical work that will support an IND application and a Phase 1 clinical trial in transfusion-dependent beta-thalassemia patients which will be carried out at Children’s Hospital & Research Center Oakland, and City of Hope in collaboration with our partner in this program, Bioverativ. In May 2015 Sangamo announced a consolidated development path for its beta-thalassemia and SCD programs using the “BCL11A Enhancer” target.  Due to the switch to the BCL11A Enhancer strategy, CIRM and Sangamo terminated the Strategic Partnership Award as of June 30, 2015.  Sangamo returned $3.0 million in unused funds received from CIRM under the award in September 2015.

In May 2014 CIRM agreed to fund a $5.6 million Strategic Partnership Award to fund clinical studies of a potentially curative therapy for HIV/AIDS based on the application of our ZFN genome editing technology in HSPCs. The four year grant provides matching funds to support evaluation of our stem cell-based program in a clinical trial in HIV-infected individuals conducted at City of Hope. The State of California has the right to receive, subject to the terms and conditions of the agreement between us and CIRM, payment from us, or our collaborators, from sales of a commercial product resulting from research and development efforts supported by grants, in accordance with Title 17, California Code of Regulations, Section 100600.

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

Technology Licenses

We have licensed intellectual property directed to the design, selection, and use of ZFPs, ZFNs and ZFP TFs for genome editing and gene regulation from the Massachusetts Institute of Technology, Johnson & Johnson, The Scripps Research Institute, the California Institute of Technology and the University of Utah. These licenses grant us rights to make, use and sell ZFPs, ZFNs and ZFP TFs under 12 families of patent filings. As of February 7, 2017, these patent filings have resulted in 29 issued U.S. patents and 43 granted foreign patents, with 6 currently pending U.S. patent applications and 5 pending applications in foreign patent offices.

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

Massachusetts Institute of Technology

We entered into a patent license agreement with the Massachusetts Institute of Technology, or MIT, on May 9, 1996, as subsequently amended, whereby MIT granted us a worldwide exclusive license to technology and patents relating to the design, selection and use of ZFPs for all fields of use, including the right to sublicense. Under the patent license agreement, we are obligated to pay an annual license fee, low single-digit royalties of product sales, an up-front sublicense and annual sublicense fees, a percentage of its sublicense revenues, and milestone payments upon achievement of certain commercial development milestones. The aggregate milestone payments under the patent license agreement are $450,000, of which $150,000 has been paid. At the request of Sangamo, the patent license has been amended to remove some of the intellectual property in the original license agreement that does not affect the development of our technology. The patent license agreement still expires upon the expiration of the last patent covered by the patent license agreement. Based on currently licensed patents, the patent license agreement will terminate on or about October 9, 2019. MIT may terminate the license agreement upon a material default by us that remains uncured following written notice. We may terminate the license agreement at any time upon six months’ written notice.

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

Therapeutic Licenses

We have entered into licenses potentially useful for specific therapeutic uses of our genome editing technologies with the Regents of the University of California and the Children's Medical Center Corporation.  The patents included in these licenses relate to CNS disorders and hemoglobinopathies, respectively. These licenses include 3 patent families, including 5 issued foreign patents, 9 issued US patents, 34 pending foreign patents and 2 pending US patents.

Sangamo Intellectual Property

In addition to our in-licensed patent portfolio, as of February 7, 2016, we had 153 families of Sangamo-owned or co-owned patent filings, including the acquired Ceregene patent estate, which totaled approximately 157 issued U.S. patents, 562 granted foreign patents, 123 pending U.S. patent applications and 516 pending foreign patent applications. These patent filings are directed to the design, composition and use of ZFPs, ZFNs, ZFP TFs, TALE proteins and CRISPR/Cas systems and other technology related to our programs.

As of February 7, 2017, the earliest active patents in our portfolio are set to begin expiring in 2018, with the average expiration of our currently issued patents expiring being mid-2026. However, these patents in our portfolio may be subject to Patent Term

Adjustment (due to delays in patent prosecution by the USPTO), Patent Term Extension (due to review of a patented product by a regulatory agency) or terminal disclaimer. Additionally, patents that may be issued from our pending applications will extend the patent exclusivity of our patent estate. Accordingly, all dates given above for patent expirations are estimates and the actual dates of expirations may differ.

We believe that our licensed patents and patent applications, as well as the issued Sangamo patents and pending Sangamo patent applications, in the aggregate, will provide us with a substantial intellectual property position in our commercial development of our Gene Therapy, Genome Editing, Cell Therapy and Gene Regulation programs. In this regard, patents issued to us, applied for by us, or exclusively and non-exclusively licensed to us, cover the following types of inventions, processes and products:

•

ZFP and ZFN design, engineered nucleases, and compositions: includes DNA target site selection and zinc finger binding domain design and nuclease domain design (see newly issued US9376689), DNA nickases (see newly issued US9200266 and US publication US20160046915), target site arrays, ZFP libraries databases and methods of construction, as well as methods to increase zinc finger binding specificity, nuclease activity (see newly issued US9506120), linker designs (see newly issued US9394531) and methods of making modified plant zinc finger proteins (see newly issued US9234188, 9238803, US9428756, US9523098 and 9234187);

•

ZFP targeted regulation of endogenous genes: methods relating to activation and inhibition of endogenous cellular genes, identification of accessible regions within chromatin, and regulation of endogenous plant genes;

•

ZFP Therapeutics: Treatment of Huntington’s disease (see newly issued US9499597 and US9234016, US patent publication 20160335708), cancer therapeutics, treatment of head and neck cancer, glioblastoma, modulation of cardiac contractility and methods to regulate the glucocorticoid receptor (see newly issued US9217026), treatments for HIV;

•

Nuclease Therapeutics: Treatments for HIV (see newly issued US9289451, US patent publication 2016-0022737), SCD and beta-thalassemia (see PCT publication WO2016/183298 Hemophilia (see newly issued EP2627665 for Hemophilia B),  Lysosomal storage diseases (see newly issued EP2872625), genome editing (see newly issued US9249428), models for Parkinson’s Disease, regulation of the expression of PD1; Immunomodulatory therapeutics; Cystic Fibrosis (see newly issued EP2737063); CNS disease (see newly issued US9267123); Severe combined immunodeficiency (see US Patent publication 2016-0030477);

•

Non-Therapeutic Applications of ZFPs: Identification of genes, analysis of gene regulation, structure and biological function, methods of agricultural biotechnology, methods of altering cellular differentiation state;

•

Non-Therapeutic Applications of ZFNs: Methods for identification of regulatory DNA sequences, prediction of patient response to drug therapeutics, and development of cell lines for improved protein production (see newly issued EP2294191, US9260726, US9388426, US9222105 and US9322036), methods of transgenic animal development (see newly issued EP2563918) , and methods of introducing exogenous nucleic acids of interest into a safe harbor locus (see newly issued US9267154);

•	Donor DNA design: Methods for designing optimal donors for transgene delivery (see newly issued US9255259 and US9376685);
•	Non-ZFP nucleases, methods of design and use (see newly issued US9493750, US9322005 and US9458205, US patent publication US20160353917);
•	Engineering of stem cells (see patent publication US20160022838); and
•	Methods for genome editing (see newly issued US9394545 and US9255250: IVPRP, Newly allowed US2015-0329875, newly allowed US2015-0267205).

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

The patent positions of pharmaceutical and biotechnology firms, including our patent position, are uncertain and involve complex legal and factual questions for which important legal tenets are largely unresolved and are subject to interpretation and refinement by the court system. Patent applications may not result in the issuance of patents and the coverage claimed in a patent application may be significantly reduced before a patent is issued. Although we have filed for patents on some aspects of our technology, we cannot provide assurances that patents will be issued as a result of these pending applications or that any patent that has been or may be issued will be upheld. The laws of some foreign countries may not protect our proprietary rights to the same extent as do the laws of the United States. For example, our issued European patents = EP2171052 and EP2527435 have been opposed in Europe. Our EP2281050 case was revoked during Opposition in November 2016, and we do not know what the final outcome of this case will be.  Similarly, EP2171052 and EP2527435 will undergo Opposition hearings in early 2017, and we do not know what the outcome of these procedures will be. The claims of these patents may be amended such that claim scope is reduced or the patents may be revoked as a result of these procedures.

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

Accordingly, our competitors may succeed in obtaining patent protection, receiving FDA approval, or commercializing competitive products before us. If we commence commercial product sales, we may be competing against companies with greater marketing and manufacturing capabilities, areas in which we have limited or no experience. In addition, any product candidate that we successfully develop may compete with existing products that have long histories of safe and effective use.

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

•

Gene therapy companies developing gene-based products in clinical trials. uniQure’s product for lipoprotein lipase deficiency (LPLD) and GSK’s product for severe combined immunodeficiency due to adenosine deaminase deficiency (ADA SCID) are  approved in Europe. No other gene therapy products have yet been approved. Our competitors in this category may include, but not be limited to, uniQure, BioMarin, bluebird bio, RegenX, Spark Therapeutics, Dimension Therapeutics, Voyager Therapeutics, Shire, Pfizer, and GSK.

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

•

Antisense therapeutics and RNA interference technology, including RNAi and microRNA, which are technologies that may compete with us in the development of novel therapeutic products acting through the regulation of gene expression. These technologies are being developed by several companies including Alnylam Pharmaceuticals, Inc., Ionis Pharmaceuticals, Inc., Genzyme (a Sanofi Company) and Regulus Therapeutics, LLC.

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

Our ability to compete successfully will depend, in part, on our ability to:

•	develop safe, efficacious and commercially attractive proprietary products;
•	obtain access to gene transfer technology on commercially reasonable terms;
•	obtain required regulatory approvals;
•	attract and retain qualified scientific and product development personnel;
•	enter into collaborative and strategic partnerships with others, including our competitors, to develop our technology and product candidates;
•	obtain and enforce patents, licenses or other proprietary protection for our products and technologies;
•	formulate, manufacture, market and sell any product that we develop;
•	develop and maintain products that reach the market first and are technologically superior to or are of lower cost than other products in the market; and
•	recruit subjects into our clinical trials in a timely fashion.

GOVERNMENT REGULATION

The research, testing manufacturing and marketing of human therapeutics are extensively regulated in the United States and the rest of the world.

Before marketing in the United States, a therapeutic or pharmaceutical product must undergo rigorous preclinical testing in mammalian cells and animals followed by clinical trials in humans.  After the clinical trials are complete, a formal BLA (Biologics License Approval) marketing submission must be filed and regulatory clearance by the FDA obtained under the federal Food, Drug and Cosmetic Act. The FDA regulates the development, testing, manufacture, safety, efficacy, stability, record keeping, labeling, storage, approval, advertising, promotion, sale and distribution of biopharmaceutical products. Achieving final drug approval can take many years, requires the expenditure of substantial resources, involves post-marketing surveillance and may also involve ongoing requirements for post-marketing studies.

Before commencing clinical investigations in humans in the United States, we must carry out preclinical testing.  Preclinical tests include laboratory and animal studies to evaluate product characteristics, potential safety and efficacy. The results of these studies must be submitted to the FDA as part of an IND application and cleared by the FDA before proposed clinical testing in humans can begin. The FDA has 30 days to comment on the IND and if the Agency has no comments, we or our clinical partner may begin clinical trials.   In addition, clinical studies conducted at a clinical site that also conducts NIH-sponsored research require a site specific assessment (amendment NIH guidelines, April 2016) as to whether further review and public discussion is needed from the Recombinant DNA Advisory Committee (RAC), an advisory board to the NIH focusing on clinical trials involving gene transfer; if the site determines this is necessary, the dossier is submitted to RAC for further review, with the final decision resting with RAC.

Clinical trials are typically conducted in three sequential phases, but the phases may overlap or be combined in certain circumstances. At each stage of testing, the proposed clinical protocol must be reviewed by the FDA as well as reviewed and approved by an independent ethics committee or institutional review board of each participating center before it can begin. Phase 1 usually involves the initial introduction of the investigational drug into a small number of subjects to evaluate certain factors, including its safety and dose tolerance. Phase 2 usually involves trials in a limited patient population to evaluate dosage tolerance and appropriate dosage, identify possible adverse effects and safety risks, and evaluate preliminary efficacy of the drug for specific indications. Phase 3 trials usually further evaluate clinical efficacy and test further for safety by using the drug in its final form in an expanded patient population. Phase 2 and 3 trials, as well as certain Phase 1 trials, must be registered in a government database of clinical trials. Later clinical trials may fail to support the findings of earlier trials, which can delay, limit or prevent regulatory approvals.  We have been engaged in clinical trials of our product candidates since 2005.

The results of the preclinical and clinical testing of a pharmaceutical product are submitted to the FDA in the form of a New Drug Application (NDA), or a Biologic License Application (BLA), for approval to commence commercial sales. In responding to an NDA or a BLA, the FDA may grant marketing approval, grant conditional approval (such as an accelerated approval), request additional information or deny the application if the FDA determines that the application does not provide an adequate basis for approval. Most research and development projects fail to produce data sufficiently compelling to enable progression through all of the stages of development and to obtain FDA approval for commercial sale. See also “Our potential therapeutic products are subject to a lengthy and uncertain regulatory process, and we may encounter unanticipated toxicity or adverse events or fail to demonstrate efficacy, causing us to delay, suspend or terminate the development of a product candidate. If these potential products are not approved, we will not be able to commercialize those products.” under “Risk Factors” below in Part I, Item 1A of this Form 10-K.

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

We have hired personnel with expertise in preclinical and clinical development of therapeutic programs as well as clinical manufacturing and regulatory affairs, to assist us in developing our programs and obtaining appropriate regulatory approvals as required. We also intend to work with collaborators who have experience in clinical development to assist us in obtaining regulatory approvals for collaborative products. See Risk Factors—“Our potential therapeutic products are subject to a lengthy and uncertain regulatory process, and if these potential products are not approved, we will not be able to commercialize those products and—Regulatory approval, if granted, may be limited to specific uses or geographic areas which could limit our ability to generate revenues.”

EMPLOYEES

As of February 22, 2017, we had 131 full-time employees, all of whom are located at our headquarters in Richmond, California. None of our employees are represented by a collective bargaining organization or covered by a collective bargaining agreement, nor have we experienced work stoppages. We believe that our relations with our employees are good.

AVAILABLE INFORMATION

We were incorporated in June 1995 in the state of Delaware.

Sangamo can be found on the internet at http://www.sangamo.com. We make available free of charge, on or through our internet site, our annual, quarterly, and current reports and any amendments to those reports filed or furnished pursuant to Section 13(a) of the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Information contained in our website is not part of, nor incorporated by reference into, this report.

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

Risks Relating to Development, Commercialization and Regulatory Approval of our Products and Technology

Our success depends substantially on the results of clinical trials of our lead therapeutic programs, and we may not be able to demonstrate long-term safety and efficacy of product candidates in these programs.

We are currently conducting four Phase 1/2 clinical trials evaluating product candidates for the treatment of hemophilia A, hemophilia B, MPS I (Hurler syndrome) and MPS II (Hunter syndrome), and we have previously announced that we expect to release data on these programs by the end of 2017 or early 2018.  Our success and prospect depend substantially on the progress of these highly visible lead programs.   Our failure to demonstrate safety or obtain positive clinical trial results, or our inability to meet the expected timeline of clinical trials or release of data, for these programs would have a material adverse effect on our business operations and financial conditions, which may cause a significant decline in our stock price.

While we have achieved positive results in preclinical studies of these product candidates, they have not been tested in humans, and there is no guarantee that we can duplicate such positive safety and efficacy results in clinical trials.  Furthermore, all four programs are novel in-vivo gene therapy or genome editing therapies that utilize adeno-associated virus (AAV) approach to deliver therapeutic level of ZFN into the patient’s blood stream.  The AAV delivery system has not been validated in human clinical trials previously, and if such delivery system does not meet the safety criteria or cannot produce the desirable efficacy results as we expected, we may be forced to suspend or terminate all four programs.

Our ability to advance clinical trials successfully and on a timely basis for these programs is subject to a number of additional risks, including but are not limited to the following:

•	the ability to identify and recruit sufficient number of acceptable patients to complete enrollment of trials;
•	the occurrence of unexpected adverse events or toxicity;
•	disagreement with the FDA on the interpretation of our clinical trial results;
•	defects in the preparation and manufacturing of our product candidates;
•	failure by third parties, including vendors, manufacturers and clinical trial organizations, to provide timely and adequate supplies and services;
•	development of similar gene therapies by our competitors;
•	unexpected costs and expenses and lack of sufficient funding for these programs; and
•	loss of licenses to critical intellectual properties,

Even if we are able to complete phase 1/2 trials for these programs successfully, we will likely be required to conduct additional clinical trials, with larger patient populations, before obtaining the necessary regulatory approval to commercialize our products.  However, there is no guarantee that the positive results achieved in earlier trials are indicative of long-term efficacy in late stage clinical trials.  A number of companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in late stage clinical trials even after achieving promising results in earlier stage clinical trials. If a larger population of patients does not experience positive results, or if these results are not reproducible, our products may not receive approval from the FDA, which could have a material adverse effect on our business that would cause our stock price to decline significantly.

Our potential therapeutic products are subject to a lengthy and uncertain regulatory process, and we may encounter unanticipated toxicity or adverse events or fail to demonstrate efficacy, causing us to delay, suspend or terminate a development program which will prevent us from commercializing those products.

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

If we are not able to obtain the necessary regulatory approval to commercialize our products of if such approval is delayed or suspended, it would have an adverse effect on our business operations and trading price of our common stock

While we have stated we intend to continue to advance additional early research programs through preclinical development and IND application filings and into clinical development, we may encounter difficulties that may delay, suspend or scale back our efforts.

In the future we intend to advance early research programs through preclinical development and to file new IND applications for human clinical trials evaluating these candidates. The preparation and submission of IND applications requires us to conduct rigorous and time-consuming preclinical testing, studies, and documentation relating to, among other things, the toxicity, safety, manufacturing, chemistry and clinical protocol of our product candidates. We may experience unforeseen difficulties that could delay or otherwise prevent us from executing this strategy successfully. For example, we may encounter problems in the manufacturing of our products and fail to demonstrate consistency in the formulation of the drug. Our preclinical tests may produce negative or inconclusive results, which may lead us to decide, or regulators may require us, to conduct additional preclinical testing. If we cannot obtain positive results in preclinical testing, we may decide to abandon the projects altogether. In addition, our ability to complete and file certain IND applications depends on the support of our partners and the timely performance of their obligations under relevant collaboration agreements. If our partners are not able to perform such obligations or if they choose to slow down or delay the progress, we may not be able to prepare and file the intended IND applications on a timely basis or at all. Furthermore, the filing of several IND applications involves significant cost and labor, and we may not have sufficient resources and personnel to complete the filing of all intended IND applications, which may force us to scale back the number of IND applications or forego potential IND applications that we believe are promising. Any delay, suspension or reduction of our efforts to pursue our preclinical and IND strategy could have a material adverse effect on our business and cause our stock price to decline.

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

We cannot commercialize any of our products to generate revenue until the appropriate regulatory authorities have reviewed and approved the applications for the product candidates. We cannot ensure that the regulatory agencies will complete their review processes in a timely manner or that we will obtain regulatory approval for any product candidate that we or our collaborators develop. Satisfaction of regulatory requirements typically takes many years, is dependent upon the type, complexity and novelty of the product and requires the expenditure of substantial resources. Regulatory approval processes outside the United States include all of the risks associated with the FDA approval process. In addition, we may experience delays or rejections based upon additional government regulation from future legislation or administrative action or changes in FDA policy during the period of product development, clinical trials and FDA regulatory review.

We have limited experience in conducting advanced clinical trials.

We are planning to conduct Phase 1/2 clinical trials evaluating product candidates for hemophilia A, hemophilia B, and two LSDs, MPS I (Hurler syndrome) and MPS II (Hunter syndrome).  We also have on-going Phase 2 trials to evaluate the safety and efficacy of SB-728 for HIV/AIDS.  For potential marketing application approval, additional clinical testing will be required, which involves significantly greater resources, commitments and expertise. Therefore, we may be required to scale up our operations and enter into collaborative relationships with pharmaceutical companies that could assume responsibility for late-stage development and commercialization.

We have limited experience in conducting advanced clinical trials and may not possess the necessary resources and expertise to complete such trials, and we may need to seek partnerships or collaboration with third parties to advance these trials. We have entered into a collaborative agreement with Bioverativ to provide funding and assistance in the development of certain product candidates through the clinical trial process. Under the agreement with Bioverativ, we are responsible for all research and development through the first human clinical trial for the treatment of beta-thalassemia and both parties are responsible for research and development through the submission of IND for product candidates to treat sickle cell disease (SCD). However, there is no guarantee that we will be able to enter into future collaborative relationships with third parties that can provide us with the funding and expertise for later stage trials.

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

Even if regulatory clearance of a product is granted, this clearance is limited to those specific states and conditions for which the product is useful, as demonstrated through clinical trials. We cannot ensure that any product developed by us, alone or with others, will prove to be safe and effective in clinical trials and will meet all of the applicable regulatory requirements needed to receive marketing clearance in a given country.

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

We expect to rely, to some extent, on our strategic partners to provide funding in support of our research and to perform independent research and preclinical and clinical testing. Our technology is broad-based, and we do not currently possess the resources necessary to fully develop and commercialize potential products that may result from our technologies or the resources or capabilities to complete the lengthy marketing approval processes that may be required for the products. Therefore, we plan to rely on strategic partnerships to help us develop and commercialize our products.  For example, we intend to seek partnership for our clinical programs for the treatment of HIV/AIDs. If we are unable to find partners or if the partners we find, such as Shire and Bioverativ, are unable or unwilling to advance our programs, or if they do not diligently pursue product approval, this may slow our progress and adversely affect our ability to generate revenues. In addition, our partners may sublicense or abandon development programs or we may have disagreements or disputes with our partners, which would cause associated product development to slow or cease. In addition, the business or operations of our partners may change significantly through restructuring, acquisition or other strategic transactions or decisions that may negatively impact their ability to advance our programs. There can be no assurance that we will be able to establish further strategic collaborations for our products. We may require significant time to secure collaborations or partners because we need to effectively market the benefits of our technology to these future collaborators and partners, which may direct the attention and resources of our research and development personnel and management away from our primary business operations. Further, each collaboration or partnering arrangement will involve the negotiation of terms that may be unique to each collaborator or partner. These business development efforts may not result in a collaboration or partnership.

The loss of partnering agreements may delay or terminate the potential development or commercialization of products we may derive from our technologies, but it may also delay or terminate our ability to test our product candidates. If any partner fails to conduct the collaborative activities successfully or in a timely manner, the preclinical or clinical development or commercialization of the affected product candidates or research programs could be delayed or terminated.

Under typical partnering agreements, we would expect to receive revenue for the research and development of our product candidates based on achievement of specific milestones, as well as royalties based on a percentage of sales of the commercialized products. Achieving these milestones will depend, in part, on the efforts of our partner as well as our own. If we, or any partner, fail to meet specific milestones, then the partnership may be terminated, which could reduce our revenues. For more information on risks relating to our third party collaborative agreements, see “Risks Relating to our Collaborative Relationships.”

We may be unable to license gene transfer technologies that we may need to commercialize our ZFP technology.

In order to regulate or modify a gene in a cell, the ZFP must be efficiently delivered to the cell. We have licensed certain gene transfer technologies for our ZFP in research including AAV and mRNA technology. We are evaluating these systems and other technologies that may need to be used in the delivery of ZFP into cells for in vitro and in vivo applications. However, we may not be able to license the gene transfer technologies required to develop and commercialize our product candidates. We have not developed our own gene transfer technologies, and we rely on our ability to enter into license agreements to provide us with rights to the necessary gene transfer technology. Our approach has been to license appropriate technology as required. The inability to obtain a license to use gene transfer technologies with entities which own such technology on reasonable commercial terms, if at all, could delay or prevent the preclinical evaluation, drug development collaborations, clinical testing, and/or commercialization of our therapeutic product candidates.

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

Effective delivery of ZFNs and ZFP TFs into the appropriate target cells and tissues is critical to the success of the therapeutic applications of our ZFP technology. In order to have a meaningful therapeutic effect, these products must be delivered to sufficient numbers of cells in the targeted tissue. The ZFN or ZFP TF must be present in that tissue for sufficient time to effect either modification of a therapeutically relevant gene or regulation of its expression. In our current clinical and preclinical programs, we administer these product candidates as a nucleic acid that encodes the ZFN or ZFP TF. We use different formulations to deliver the ZFN or ZFP TF depending on the required duration of expression, the targeted tissue and the indication that we intend to treat, including our proprietary AAV delivery system. However, there can be no assurances that we will be able to effectively deliver our ZFNs and ZFP TFs to produce a beneficial therapeutic effect.

We are conducting proprietary research to discover new product candidates. These programs increase our financial risk of product failure, may significantly increase our research expenditures, and may involve conflicts with future collaborators and strategic partners.

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

Even if our product development efforts are successful and even if the requisite regulatory approvals are obtained, our products may not gain market acceptance among physicians, patients, healthcare payers and the medical community.

A number of additional factors may limit the market acceptance of our products including the following:

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

Therefore, even after we have obtained the required regulatory approval for our products, we may not be able to commercialize these products successfully if we cannot achieve an adequate level of market acceptance.

We currently rely on third parties to conduct some or all aspects of manufacturing of our product candidates for preclinical and clinical development.   If one of our third-party manufacturers fails to perform adequately or fulfill our needs, we may be required to incur significant costs and devote significant efforts, to find new suppliers or manufacturers.

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

In order for us to commercialize our therapeutic products directly, we would need to develop, or obtain through outsourcing arrangements, the capability to manufacture, market and sell our products on a commercial scale. Currently, we do not have the ability nor the financial resources to establish the infrastructure and organizations needed to execute these functions, including such infrastructure needed for the commercialization of any product from our therapeutic program, which can be complex and costly. If we are unable to establish adequate manufacturing, sales, marketing and distribution capabilities, we will not be able to directly commercialize our therapeutics products, which would limit our future growth.

Risks Relating to our Industry

If our competitors develop, acquire, or market technologies or products that are more effective than ours, this would reduce or eliminate our commercial opportunity.

Any products that we or our collaborators or strategic partners develop by using our ZFP technology platform will enter into highly competitive markets. Even if we are able to generate products that are safe and effective for their intended use, competing technologies may prove to be more effective or less expensive, which, to the extent these competing technologies achieve market acceptance, will limit our revenue opportunities. In some cases, competing technologies have proven to be effective and less expensive. Competing technologies may include other methods of regulating gene expression or modifying genes. ZFNs and ZFP TFs have broad application in the life sciences industry and compete with a broad array of new technologies and approaches being applied to genetic research by many companies. Competing proprietary technologies with our product development focus include but are not limited to:

•	For genome editing and gene therapy products:
•	recombinant proteins;
•	other gene therapy/cDNAs;
•	antisense;
•	siRNA and microRNA approaches, exon skipping;
•	small molecule drugs;

•	monoclonal antibodies;
•	CRISPR/Cas technology; and
•	TALE proteins, meganucleases, and MegaTALs.
•	For our Non-Therapeutic Applications:
•	For protein production: gene amplification, CRISPR/Cas technology, TALE technology, insulator technology, and mini-chromosomes;
•	For target validation: antisense, siRNA, TALE technology and CRISPR/Cas technology;
•	For plant agriculture: recombination approaches, mutagenesis approaches, TALE technology, CRISPR/Cas technology, mini-chromosomes; and
•	For transgenic animals: somatic nuclear transfer, embryonic stem cell, TALE, CRISPR/Cas technology and transposase technologies.

In addition to possessing competing technologies, our competitors include pharmaceutical and biotechnology companies with:

•	substantially greater capital resources than ours;
•	larger research and development staffs and facilities than ours; and
•	greater experience in product development and in obtaining regulatory approvals and patent protection.

These organizations also compete with us to:

•	attract qualified personnel;
•	attract parties for acquisitions, joint ventures or other collaborations; and
•	license the proprietary technologies of academic and research institutions that are competitive with our technology, which may preclude us from pursuing similar opportunities.

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

We have generated operating losses since we began operations in 1995. Our net losses for the years ended December 31, 2016, 2015 and 2014 were $71.7 million, $40.7 million and $26.4 million, respectively. The extent of our future losses and the timing of profitability are uncertain, and we expect to incur losses for the foreseeable future. We have been engaged in developing our ZFP technology since inception, which has and will continue to require significant research and development expenditures. To date, we have generated our funding from issuance of equity securities, revenues derived from collaboration agreements, other strategic partnerships in non-therapeutic applications of our technology, federal government research grants and grants awarded by research foundations. As of December 31, 2016, we had an accumulated deficit of $440.9 million. Since our IPO in 2000, we have generated an aggregate of approximately $331.4 million in gross proceeds from the sale of our equity securities. We expect to continue to incur additional operating losses for the next several years as we continue to advance our product candidates. If the time required to generate significant product revenues and achieve profitability is longer than we currently anticipate or if we are unable to generate liquidity through equity financing or other sources of funding, we may be forced to curtail or suspend our operations.

On an ongoing basis, management evaluates its estimates related to the recognition of revenue from upfront license payments from our collaborators and strategic partners. These estimates are based on various factors that could affect the recognition of revenue.

We may be unable to raise additional capital, which would harm our ability to develop our technology and products.

We have incurred significant operating losses and negative operating cash flows since inception and have not achieved profitability. We expect capital outlays and operating expenditures to increase over the next several years as we expand our infrastructure and research and product development activities. While we believe our financial resources will be adequate to sustain our current operations for at least the next twelve months, we may need to seek additional sources of capital through equity or debt financing. In addition, as we focus our efforts on proprietary human therapeutics, we will need to seek FDA approval of potential products, a process that could cost in excess of hundreds of millions of dollars per product. Furthermore, we may experience difficulties in accessing the capital market due to external factors beyond our control such as volatility in the equity markets for emerging biotechnology companies and general economic and market conditions both in the United States and abroad. We cannot be certain that we will be able to obtain financing on terms acceptable to us, or at all. Our failure to obtain adequate and timely funding will materially adversely affect our business and our ability to develop our technology and products candidates. Furthermore, any sales of additional equity securities may result in dilutions to our stockholders and any debt financing may include business and financial covenants that restricts our operations.

We are at the development phase of operations and may not succeed or become profitable.

We began operations in 1995 and are in the early phases of product development, and we have incurred significant losses since inception. To date, our revenues have been generated from collaboration agreements, other collaborations in non-therapeutic applications of our technology, federal government research grants and grants awarded by research foundations. Our focus on higher-value therapeutic product development and related collaboration requires us to incur substantial expenses associated with product development. In addition, the preclinical or clinical failure of any single product may have a significant effect on the actual or perceived value of our stock. Our business is subject to all of the risks inherent in the development of a new technology, which includes the need to:

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

In addition, we have a collaborative agreement with Bioverativ for the clinical development and commercialization of therapeutics based on our ZFP technology for hemoglobinopathies, including beta-thalassemia and SCD. Under the agreement, we are responsible for all discovery, research and development activities through the first human clinical trial for the first product candidate developed for the treatment of beta-thalassemia. In the SCD program, both parties are responsible for research and development activities through the submission of an IND.

Under our agreement with Bioverativ, they have control and broad discretion over all or certain aspects of the clinical development and commercialization of any product developed under the agreement, and we will have little, if any, influence on how these programs will be conducted. Our lack of control over the clinical development in our agreement with Bioverativ could cause delays or other difficulties in the development and commercialization of our product candidates, which may prevent us from completing the intended IND filings in a timely fashion and receiving any milestone, royalty payments and other benefits under the agreement. In addition, under their respective agreement(s), Bioverativ and Shire have certain rights to terminate the agreements by providing us with advance notices, therefore, the actual milestone payments that we may receive under these agreements may be lower than the full amounts stated above.

Our collaborators or strategic partners may decide to adopt alternative technologies or may be unable to develop commercially viable products with our technology, which would negatively impact our revenues and our strategy to develop these products.

Our collaborators or strategic partners may adopt alternative technologies, which could decrease the marketability of ZFP technology. Additionally, because many of our collaborators or strategic partners are likely to be working on more than one development project, they could choose to shift their resources to projects other than those they are working on with us. If they do so, this would delay our ability to test our technology and would delay or terminate the development of potential products based on our ZFP technology. Further, our collaborators and strategic partners may elect not to develop products arising out of our collaborative and strategic partnering arrangements or to devote sufficient resources to the development, manufacturing, marketing or sale of these products. If they terminate the collaborative relationship with us, we will be required to seek the support of other partners or collaborators. We may not have sufficient resources and expertise to develop these programs by ourselves, and we may not be able to identify a suitable partner or negotiate a favorable collaboration agreement to allow us to continue the development of these programs. If any of these events occur, we may not be able to develop our technologies or commercialize our products.

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

In July 2007 we entered into a license agreement with Sigma to collaborate on the application and development of ZFP-based products for use in the laboratory research reagents markets. The agreement provides Sigma with access to our ZFP technology and the exclusive right to use our ZFP technology to develop and commercialize products for use as research reagents and to offer services in related research fields. Under the agreement, Sigma has exclusive rights to develop and distribute ZFP-modified cell lines for commercial production of protein pharmaceuticals and, certain ZFP-engineered transgenic animals for commercial applications. In addition, under our license agreement with DAS relating to plant agriculture, DAS has the exclusive right to develop agricultural products using our ZFP technology in plant cells, plants or plant cell cultures. Both Sigma and DAS have the right to sublicense our technology in their respective areas. In addition to upfront payments, we may also receive additional license fees, shared sublicensing revenues, royalty payments and milestone payments depending on the success of the development and commercialization of the licensed products and services covered under both agreements. The commercial milestones and royalties are typically based upon net sales of licensed products.

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

Our success depends on our continued ability to attract, retain, and motivate highly qualified management and scientific personnel and our ability to develop and maintain important relationships with leading research and academic institutions and scientists. Competition for skilled and qualified personnel and academic and other research collaborations is intense. If we lose the services of personnel with the necessary skills, including the members of our senior management team, it could significantly impede the achievement of our research and development objectives. If we fail to negotiate additional acceptable collaborations with academic and other research institutions and scientists, or if our existing collaborations are unsuccessful, our development programs may be delayed or may not succeed.

Risks Relating to our Common Stock and Corporate Organization

Our stock price has been volatile and may continue to be volatile, which could result in substantial losses for investors.

During the three months ended December 31, 2016, the closing price of our common stock, as reported by the NASDAQ Global Select Market, ranged from a low of $2.70 to high of $4.74. During the fiscal year ended December 31, 2016, our common stock price fluctuated, ranging from a low of $2.70 to a high of $8.95. Volatility in our common stock could cause stockholders to incur substantial losses. An active public market for our common stock may not be sustained, and the market price of our common stock may continue to be highly volatile. The market price of our common stock has fluctuated significantly in response to various factors, some of which are beyond our control, including but not limited to the following:

•	announcements by us or collaborators providing updates on the progress or development status of product candidates;
•	data from clinical trials;
•	initiation or termination of clinical trials;
•	changes in market valuations of similar companies;
•	overall market and economic conditions, including the equity markets for emerging biotechnology companies;
•	deviations in our results of operations from the guidance given by us;
•	announcements by us or our competitors of new or enhanced products, technologies or services or significant contracts, acquisitions, strategic relationships, joint ventures or capital commitments;
•	announcement of changes in business and operations by our collaborators and partners, or changes in our existing collaboration agreements;
•	regulatory developments;
•	changes, by one or more of Sangamo’s security analysts, in recommendations, ratings or coverage of our stock.
•	additions or departures of key personnel;

•	future sales of our common stock or other securities by us, management or directors, liquidation of institutional funds that comprised large holdings of our stock; and
•	decreases in our cash balances.

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

ITEM 1B – UNRESOLVED STAFF COMMENTS

None.

ITEM 2 – PROPERTIES

Our corporate headquarters occupies approximately 27,000 square feet of research and office space located at 501 Canal Boulevard in Richmond, California. The lease expires in August of 2019. We have two additional properties located in Richmond, California, which includes leases to occupy approximately 7,700 and 6,200 square feet of research and office space that expires in January 2018 and July 2021, respectively. Sangamo also has a build-to-suit lease to occupy approximately 41,400 square feet of space that expires in December, 2021.

ITEM 3 – LEGAL PROCEEDINGS

We are not a party to any material pending legal proceeding. From time to time, we may be involved in legal proceedings arising in the ordinary course of business.

ITEM 4 – MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5 – MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock has traded on the NASDAQ Stock Market under the symbol “SGMO” since our initial public offering on April 6, 2000.

The high and low closing prices of our common stock for each quarterly period during the last two fiscal years as reported by the NASDAQ Global Select Market were as follows:

Common Stock

	Price
	High	Low
Year ended December 31, 2016
First Quarter	$8.95	$4.91
Second Quarter	$7.50	$5.14
Third Quarter	$6.84	$4.13
Fourth Quarter	$4.74	$2.70
Year ended December 31, 2015
First Quarter	$18.54	$12.64
Second Quarter	$15.56	$10.35
Third Quarter	$10.86	$5.64
Fourth Quarter	$9.69	$5.56

Holders

As of February 24, 2017, there were 60 holders of record of Sangamo’s common stock. This number does not include “street name” or beneficial holders, whose shares are held of record by banks, brokers, financial institutions and other nominees.

Dividends

Sangamo has not paid dividends on its common stock, and currently does not plan to pay any cash dividends in the foreseeable future.

Stock Trading Plans

Our directors, executive officers and other employees have adopted stock trading plans pursuant to Rule 10b5-1 of the Securities Exchange Act of 1934, as amended, and have made sales, from time to time, pursuant to such plans.

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

Selected Financial Data

	Year Ended December 31,
	2016	2015	2014	2013	2012
	(In thousands, except per share data)
Statement of Operations Data:
Total revenues	$19,389	$39,539	$45,870	$24,133	$21,655
Operating expenses:
Research and development	65,618	67,198	56,974	37,039	31,709
General and administrative	26,330	19,197	15,677	13,800	12,144
Total operating expenses	91,948	86,395	72,651	50,839	43,853
Loss from operations	(72,559)	(46,856)	(26,781)	(26,706)	(22,198)
Other income/(expense)	887	431	364	82	(66)
Benefit from income taxes	14	5,722	—	—	—
Net loss	$(71,658)	$(40,703)	$(26,417)	$(26,624)	$(22,264)
Basic and diluted net loss per share	$(1.02)	$(0.58)	$(0.39)	$(0.48)	$(0.42)
Shares used in computing basic and diluted net loss per share	70,553	69,757	67,022	55,974	52,741

	As of December 31,
	2016	2015	2014	2013	2012
	(In thousands)
Balance Sheet Data:
Cash, cash equivalents, marketable securities, and interest receivable	$142,759	$209,307	$226,645	$131,814	$76,321
Working capital	136,289	192,485	169,997	87,143	59,575
Total assets	157,891	217,235	243,212	140,838	82,533
Accumulated deficit	(440,911)	(369,253)	(328,550)	(302,133)	(275,509)
Total stockholders’ equity	136,195	192,439	206,633	121,710	64,896

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

Overview

We are a clinical stage biopharmaceutical company focused on translating ground-breaking science into genomic therapies that transform patients’ lives using our industry-leading platform technologies in genome editing, gene therapy, gene regulation and cell therapy. We have several proprietary clinical and preclinical programs in development and have strategically partnered certain programs with biopharmaceutical companies to expedite clinical and commercial development. Our long-term goal is to forward integrate into manufacturing, development and commercial operations to more fully capture the value of our proprietary products.

We have incurred net losses since inception and expect to incur losses in the future as we continue our research and development activities. To date, we have funded our operations primarily through the issuance of equity securities, revenues from corporate collaborations and research grants.

Our revenues have consisted primarily of revenues from our corporate partners for zinc finger nuclease (ZFN) and zinc finger protein transcription factor (ZFP TF) programs, contractual payments from strategic partners for research services and research milestones, and research grant funding. We expect revenues will continue to fluctuate from period to period and there can be no assurance that new collaborations or partner funding will continue beyond their initial terms or that we are able to meet the milestones specified in these agreements.

The main focus for our company is the development of novel human therapeutics. We have initiated a Phase 1/2 study evaluating our proprietary ZFN in vivo genome editing approach for the treatment of hemophilia B, a rare blood disorder. We are also planning to conduct Phase 1/2 clinical trials evaluating our ZFN in vivo genome editing approach for the treatment of Mucopolysaccharidosis I (MPS I) and Mucopolysaccharidosis II (MPS II), which are lysosomal storage disorders (LSD).  We also are planning to conduct a Phase 1/2 clinical trial evaluating a gene therapy for the treatment of hemophilia A, a rare blood disorder. In addition, we have proprietary preclinical programs in other LSDs and research stage programs in other monogenic diseases, including certain central nervous system (CNS) disorders and cancer immunotherapy.

We have established a collaborative partnership with Bioverativ Inc., a spin-out company from Biogen, Inc., to research, develop and commercialize therapeutic genome editing products in hemoglobinopathies, including sickle cell disease (SCD) and beta-thalassemia.  We also have a collaborative partnership with Shire International GmbH, formerly Shire AG (Shire), to research, develop and commercialize our preclinical development program in Huntington’s disease (HD).

Additionally, we have been conducting clinical trials evaluating SB-728-T, a ZFN-modified autologous T-cell product for the treatment of HIV/AIDS. Although a Phase 2 study of ZFN-modified T-cells (SB-728-T-1101, Cohort 3*) and a Phase 1/2 study of modified hematopoietic stem cells (SB-728mR-HSPC) in HIV-infected subjects are ongoing, we have determined that HIV / AIDS is not a strategic focus for the company, and we will seek partnerships before investing further in the development of therapeutics for these indications.

We have established a collaborative partnership with Bioverativ to discover, develop, seek regulatory approval for and commercialize therapeutics based on our ZFP technology for hemoglobinopathies, including beta thalassemia and sickle cell disease (SCD). We also have proprietary preclinical programs in hemophilia A and lysosomal storage disorders (LSDs). We also have established a collaborative partnership with Shire International GmbH, formerly Shire AG (Shire), to research, develop and commercialize our preclinical therapeutic development program for Huntington’s disease (HD). In addition, we have research stage programs in other monogenic diseases, in central nervous system (CNS) disorders and in cancer immunotherapy.

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

For the year ended December 31, 2016, we incurred a consolidated net loss of $71.7 million, or $1.02 per share, compared to a consolidated net loss of $40.7 million, or $0.58 per share, for the same period in 2015. As of December 31, 2016, we had cash, cash equivalents, marketable securities and interest receivable totaling $142.8 million compared to $209.3 million as of December 31, 2015. As of December 31, 2016, we had an accumulated deficit of $440.9 million.

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

Results of Operations

Years Ended December 31, 2016, 2015 and 2014

Revenues

	Year Ended December 31,
				%				%
	2016	2015	Change	Change	2015	2014	Change	Change
	(In thousands, except percentage values)
Revenues:
Collaboration agreements	$18,881	$37,844	$(18,963)	(50%)	$37,844	$43,880	$(6,036)	(14%)
Research Grants	508	1,695	(1,187)	(70%)	1,695	1,990	(295)	(15%)
Total revenues	$19,389	$39,539	$(20,150)	(51%)	$39,539	$45,870	$(6,331)	(14%)

Total revenues consisted of revenues from collaboration agreements and research grants. We anticipate revenues over the next several years will be derived primarily from our collaboration agreements with Bioverativ, Sigma and DAS.

Revenues from our corporate collaboration agreements were $18.9 million in 2016, $37.8 million in 2015 and $43.9 million in 2014. The decrease in revenues from collaborations in 2016 compared to 2015 was primarily due to decreases of $12.5 million in revenues related to Shire research services, $5.0 million in revenues related to Bioverativ research services, and $3.6 million in Sigma license and royalty fees, partially offset by an increase of $2.1 million in royalty revenue related to our DAS license. The decrease in revenue from collaborations in 2015 compared to 2014 was primarily due to a decrease of $10.2 million in revenues related to Shire research services, partially offset by an increase of $4.0 million in royalty revenue related to our Sigma license. Revenues related to Bioverativ and Shire included partial recognition of a $20.0 million and $13.0 million upfront license payment, respectively as well as for research services provided.

Research grant revenues were $0.5 million in 2016, $1.7 million in 2015 and $2.0 million in 2014. The decrease of $1.2 million in 2016 from 2015 and the decrease of $0.3 million in 2015 from 2014 were primarily due to the decrease in revenue related to funding from a research grant from CIRM for our beta-thalassemia project.

During 2016 revenues related to our collaborative agreements with Bioverativ, DAS and Shire represented 46%, 26% and 17%, respectively of total revenues. During 2015 revenues related to our collaborative agreements with Shire and Biogen represented 40% and 35%, respectively of total revenues. During 2014 revenues related to Shire and Biogen represented 57% and 28%, respectively of total revenues.

Operating Expenses

	Year Ended December 31,
				%				%
	2016	2015	Change	Change	2015	2014	Change	Change
	(In thousands, except percentage values)
Operating expenses:
Research and development	$65,618	$67,198	$(1,580)	(2%)	$67,198	$56,974	$10,224	18%
General and administrative	26,330	19,197	7,133	37%	19,197	15,677	3,520	22%
Total operating expenses	$91,948	$86,395	$5,553	6%	$86,395	$72,651	$13,744	19%

Research and Development Expenses

We expect to continue to devote substantial resources to research and development in the future and expect research and development expenses to increase in the next several years if we are successful in advancing our gene therapy and our in vivo genome editing programs in the clinic and if we are able to progress our earlier stage product candidates into clinical trials including our programs under our collaboration with Shire and Bioverativ. Pursuant to the terms of the agreements with Shire and Bioverativ, certain expenses related to research and development activities will be reimbursed to Sangamo, including employee and external research costs. The reimbursement funds received from Shire and Bioverativ are recognized as revenue as the costs are incurred and collection is reasonably assured. We also continue to fulfill our obligations under the terms of our non-therapeutic collaborations with Sigma and DAS. In addition, to the extent we continue to receive royalties from Sigma, we will incur fees related to certain technologies that we have in-licensed.

Research and development expenses were $65.6 million in 2016, $67.2 million in 2015 and $57.0 million in 2014. The decrease of $1.6 million in research and development expenses in 2016 was primarily due to a decrease of $5.6 million in internal and external research expenses related to our preclinical ZFP Therapeutic programs, including our programs under our collaborations with Shire and Bioverativ, and $0.7 million decrease in license expense. This was primarily offset by a $2.0 million increase in personnel related expenses, including salaries and stock-based compensation expenses due to increased headcount in 2016 as compared to 2015, $1.8 million increase in consulting expense, $0.6 million increase in facilities expense and $0.5 million increase in lab supply expenses.

The increase of $10.2 million in research and development expenses in 2015 was primarily due to an increase of $5.8 million in internal and external research expenses related to our preclinical ZFP Therapeutic programs, including our programs under our collaborations with Shire and Bioverativ. Additionally, personnel related expenses, including salaries and stock-based compensation expenses, increased by $4.6 million in 2015 as compared to 2014 due to increased headcount..

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

	Year Ended
	December 31,
	(In thousands)
Programs	2016	2015	2014
SB-728 clinical programs	$4,271	$7,654	$8,339
Hemophilia clinical programs	7,521	102	—
Lysosomal storage disorder clinical program	9,046	—	—
Other clinical programs and non-therapeutic programs	1,098	2,929	1,031
Preclinical and research programs	43,682	56,513	47,604
Total research and development expenses	$65,618	$67,198	$56,974

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

General and administrative expenses were $26.3 million in 2016, $19.2 million in 2015 and $15.7 million in 2014. The increase of $7.1 million in 2016 was primarily due to an increase of $6.2 million in personnel related expenses, including $4.1 million in stock-based compensation expense and $2.0 million in salaries and benefits associated with the separation costs for the transition of the Company’s CEO in June 2016, and an increase in professional services expenses of $1.5 million, primarily offset by a decrease of $0.6 million in legal expenses.

The increase in general and administrative expenses of $3.5 million in 2015 was primarily due to an increase of $1.8 million in personnel related expenses, including salaries and stock-based compensation expenses due to  increased headcount and an increase in professional services expenses of $1.4 million.

Other income, net

Other income was $0.9 million in 2016, $0.4 million in 2015 and $0.4 million in 2014. Other income in 2016, 2015 and 2014 was comprised of interest income.

Benefit from income taxes

Benefit from income taxes were $0.0 million, $5.7 million, and $0.0 million in 2016, 2015, and 2014, respectively. The increase in 2015 was primarily due to $5.0 million in income tax benefit recognized from the claims settlement with certain institutional investors that were beneficial owners of our common stock related to the disgorgement of short swing profits pursuant to Section 16 of the Securities Exchange Act of 1934, as amended.

Liquidity and Capital Resources

Liquidity

Since inception, we have incurred significant net losses and we have funded our operations primarily through the issuance of equity securities, payments from corporate collaborators and strategic partners and research grants.

As of December 31, 2016, we had cash, cash equivalents, marketable securities and interest receivable totaling $142.8 million compared to $209.3 million as of December 31, 2015, with the decrease primarily attributable to our net operating loss.

Our most significant use of capital pertains to salaries and benefits for our employees and external research and development expenses, such as manufacturing, clinical trials and preclinical activity related to our ZFP Therapeutic programs. Our cash and investment balances are held in a variety of interest bearing instruments, including obligations of U.S. government agencies, U.S. Treasury debt securities, corporate debt securities and money market funds. Cash in excess of immediate requirements is invested in accordance with our investment policy with a view toward capital preservation and liquidity.

Under our agreement with Bioverativ, we received an upfront license fee of $20.0 million in 2014. Bioverativ reimburses us for agreed upon costs incurred in connection with research and development activities conducted by us. In addition, we are eligible to receive development milestone payments upon the achievement of specified regulatory, clinical development and commercialization milestones. We will also be eligible to receive incremental royalties for each licensed product that are a tiered double-digit percentage of annual net sales of such product, if any.

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

On December 7, 2016, we entered into an “at the market” offering agreement with an investment bank, pursuant to which we may issue and sell from time to time up to $75.0 million of our common stock through the bank as the sales agent (“ATM Agreement”). Under the ATM Agreement, if we decide to sell shares, the sales agent will use its commercially reasonable efforts to sell on our behalf all of the shares of common stock requested to be sold by us.  Sales of the common stock, if any, will be made at market prices by any method that is deemed to be an “at the market offering” as defined in Rule 415 under the Securities Act, as amended, including sales made directly on The NASDAQ Global Market and any other trading market for the common stock, and sales to or through a market maker other than on an exchange. In addition, with our prior written consent, the sales agent may also sell our common stock in negotiated transactions.   To date we have not sold any shares under the ATM Agreement

Cash Flow

Operating activities. For all periods, net cash used in operating activities primarily reflects our net operating losses adjusted for non-cash items including stock-based compensation expense. Net cash used in operating activities was $65.9 million in 2016 compared to $33.7 million in 2015. The increase in net cash used in operations in 2016 was primarily due to an increase operating expenses and a decrease in deferred revenues related to the recognition of the $20.0 million upfront payment from Bioverativ pursuant to the collaboration and license agreement.

Net cash used in operating activities was $33.7 million in 2015 compared to $5.7 million in 2014. The increase in net cash used in operations in 2015 was primarily due to an increase in research and development expenses related to our preclinical research programs, decrease in deferred revenues related to the recognition of the $20.0 million upfront payment from Bioverativ pursuant to the collaboration and license agreement, and benefit from income taxes related to the claim settlement, partially offset by an decrease in accounts receivable.

Investing activities. Net cash provided by investing activities was $18.1 million in 2016 and $77.5 million in 2015. Net cash used in investing activities was $100.7 million in 2014. Cash flows from investing activities for all periods was primarily related to purchases, sales and maturities of marketable securities.

Financing activities. Net cash provided by financing activities was $0.3 million in 2016, $19.7 million in 2015, and $102.2 million in 2014. Net cash provided by financing activities in 2016 was primarily attributable to $1.1 million proceeds from the issuance of common stock upon exercises of stock options, primarily offset by $0.8 million in taxes paid related to net share settlement of equity awards. Net cash provided by financing activities in 2015 was primarily attributable to a $14.5 million claim settlement with certain institutional investors that were beneficial owners of our common stock related to the disgorgement of short-swing profits pursuant to Section 16 of the Securities Exchange Act of 1934, as amended, as well as proceeds from the exercise of stock options. Net cash provided by financing activities in 2014 was primarily attributable to $93.8 million in net proceeds from a public offering of the Company’s common stock in March 2014, as well as proceeds from the issuance of common stock upon exercises of stock options.

Operating Capital and Capital Expenditure Requirements

We anticipate continuing to incur operating losses for at least the next several years. While we expect our rate of cash usage to increase in the future, in particular to support our product development endeavors, we believe that the available cash resources as well as funds received from corporate collaborators, strategic partners and research grants will enable us to maintain our currently planned operations through the next twelve months. Future capital requirements will be substantial and if our capital resources are insufficient to meet future capital requirements, we will need to raise additional capital to fund our operations, including ZFP Therapeutic development activities, through equity or debt financing. We regularly consider fund raising opportunities and may decide, from time to time, to raise capital based on various factors, including market conditions and our plans of operation. Additional capital may not be available on terms acceptable to us, or at all. If adequate funds are not available, or if the terms of potential funding sources are unfavorable, our business and our ability to develop our technology and our ZFP Therapeutic products would be harmed. Furthermore, any sales of additional equity securities, including any sales under our ATM Agreement, may result in dilutions to our stockholders, and any debt financing may include covenants that restrict our business.

Our future capital requirements will depend on many forward looking factors, including the following:

•	the initiation, progress, timing and completion of clinical trials for our product candidates and potential product candidates;
•	the outcome, timing and cost of regulatory approvals;
•	the success of our collaboration agreements with Shire and Bioverativ;
•	delays that may be caused by changing regulatory requirements;
•	the number of product candidates that we pursue;
•	the costs involved in filing and prosecuting patent applications and enforcing and defending patent claims;
•	the timing and terms of future in-licensing and out-licensing transactions;
•	the cost and timing of establishing sales, marketing, manufacturing and distribution capabilities;
•	the cost of procuring clinical and commercial supplies of our product candidates;
•	the extent to which we acquire or invest in businesses, products or technologies; and
•	the possible costs of litigation.

There is $0.0 million income taxes for the period of December 31, 2016. As of December 31, 2016, we had net operating loss carryforwards for federal and state income tax purposes of approximately $412 million and $177 million, respectively. If not utilized, the net federal and state operating loss carryforwards will start to expire in 2018 and 2016, respectively. We also have federal and state research tax credit carryforwards of $9.7 million and $10.5 million, respectively. The federal research credits will begin to expire in 2018 while the state research credits have no expiration date. Utilization of our net operating loss carryforwards and research tax credit carryforwards may be subject to substantial annual limitations due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. The annual limitation could result in the expiration of the net operating loss carryforwards and research tax credit carryforwards before use.  Due to the carryforwards related to the new operating loss and R&D tax credits, the Company does not expect to pay any taxes related to income in the near future.

Off Balance Sheet Arrangements

We do not have any off balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

Contractual Obligations and Commercial Commitments

As of December 31, 2016, we had contractual obligations and commercial commitments as follows (in thousands):

	Payments Due by Period
		Less Than	1-3	4-5	More Than
Contractual Obligations	Total	1 Year	Years	Years	5 Years
Operating leases	$5,227	$1,524	$3,142	$561	$—
License obligations	5,474	538	1,353	783	2,800
Total contractual obligations	$10,701	$2,062	$4,495	$1,344	$2,800

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

SANGAMO THERAPEUTICS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Sangamo Therapeutics, Inc.

We have audited the accompanying consolidated balance sheets of Sangamo Therapeutics, Inc. as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2016. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Sangamo Therapeutics, Inc. at December 31, 2016 and 2015, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Sangamo Therapeutics, Inc.’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 28, 2017 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Redwood City, California

February 28, 2017

SANGAMO THERAPEUTICS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

	December 31,	December 31,
	2016	2015
ASSETS
Current assets:
Cash and cash equivalents	$22,061	$69,482
Marketable securities	120,474	139,518
Interest receivable	224	307
Accounts receivable	4,972	2,521
Prepaid expenses	1,849	754
Total current assets	149,580	212,582
Property and equipment, net	6,557	2,916
Goodwill	1,585	1,585
Other assets	169	152
Total assets	$157,891	$217,235
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$6,261	$8,229
Accrued compensation and employee benefits	2,885	2,748
Deferred revenues	4,145	9,120
Total current liabilities	13,291	20,097
Deferred revenues, non-current	4,460	4,699
Build-to-suit lease obligation	3,945	—
Total liabilities	21,696	24,796
Commitments and contingencies
Stockholders' equity:
Common stock, $0.01 par value; 160,000,000 shares authorized, 70,871,902 and 70,354,608 shares issued and outstanding at December 31, 2016 and December 31, 2015, respectively	709	703
Additional paid-in capital	576,377	560,989
Accumulated deficit	(440,911)	(369,253)
Accumulated other comprehensive income	20	—
Total stockholders' equity	136,195	192,439
Total liabilities and stockholders' equity	$157,891	$217,235

See accompanying Notes to Consolidated Financial Statements.

SANGAMO THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Year Ended December 31,
	2016	2015	2014
Revenues:
Collaboration agreements	$18,881	$37,844	$43,880
Research grants	508	1,695	1,990
Total revenues	19,389	39,539	45,870
Operating expenses:
Research and development	65,618	67,198	56,974
General and administrative	26,330	19,197	15,677
Total operating expenses	91,948	86,395	72,651
Loss from operations	(72,559)	(46,856)	(26,781)
Other income, net	887	431	364
Loss before taxes	(71,672)	(46,425)	(26,417)
Benefit from income taxes	14	5,722	—
Net loss	$(71,658)	$(40,703)	$(26,417)
Basic and diluted net loss per share	$(1.02)	$(0.58)	$(0.39)
Shares used in computing basic and diluted net loss per share	70,553	69,757	67,022

See accompanying Notes to Consolidated Financial Statements.

SANGAMO THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

	Year Ended December 31,
	2016	2015	2014
Net loss	$(71,658)	$(40,703)	$(26,417)
Change in unrealized gain (loss) on available-for-sale securities, net	20	25	(37)
Comprehensive loss	$(71,638)	$(40,678)	$(26,454)

See accompanying Notes to Consolidated Financial Statements.

SANGAMO THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

					Accumulated
	Common Stock		Additional		Other	Total
			Paid-in	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Capital	Deficit	Income/ (Loss)	Equity
Balances at December 31, 2013	62,243,892	622	423,209	(302,133)	12	121,710
Issuance of common stock in connection with underwritten public offering, net of issuance costs	4,444,444	44	93,752	—	—	93,796
Issuance of common stock upon exercise of stock options and in connection with restricted stock units	2,266,855	23	7,510	—	—	7,533
Issuance of common stock under employee stock purchase plan	107,203	1	847	—	—	848
Stock-based compensation	—	—	9,200	—	—	9,200
Comprehensive loss:
Net unrealized loss on marketable securities	—	—	—	—	(37)	(37)
Net loss	—	—	—	(26,417)	—	(26,417)
Comprehensive loss	—	—	—	—	—	(26,454)
Balances at December 31, 2014	69,062,394	690	534,518	(328,550)	(25)	206,633
Issuance of common stock upon exercise of stock options and in connection with restricted stock units, net of tax	1,164,033	12	4,336	—	—	4,348
Issuance of common stock under employee stock purchase plan	128,181	1	910	—	—	911
Stock-based compensation	—	—	11,730	—	—	11,730
Claims settlement under Section 16(b), net of tax benefit	—	—	9,495	—	—	9,495
Comprehensive loss:
Net unrealized gain on marketable securities, net of tax	—	—	—	—	25	25
Net loss	—	—	—	(40,703)	—	(40,703)
Comprehensive loss	—	—	—	—	—	(40,678)
Balances at December 31, 2015	70,354,608	703	560,989	(369,253)	—	192,439
Issuance of common stock upon exercise of stock options and in connection with restricted stock units, net of tax	314,583	3	(484)	—	—	(481)
Issuance of common stock under employee stock purchase plan	202,711	3	815	—	—	818
Stock-based compensation	—	—	15,057	—	—	15,057
Comprehensive loss:
Net unrealized gain on marketable securities, net of tax	—	—	—	—	20	20
Net loss	—	—	—	(71,658)	—	(71,658)
Comprehensive loss	—	—	—	—	—	(71,638)
Balances at December 31, 2016	70,871,902	$709	$576,377	$(440,911)	$20	$136,195

See accompanying Notes to Consolidated Financial Statements.

SANGAMO THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year ended December 31,
	2016	2015	2014
Operating Activities:
Net loss	$(71,658)	$(40,703)	$(26,417)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	997	988	549
Amortization of premium on marketable securities	221	827	1,098
Stock-based compensation	15,057	11,730	9,200
Change in fair value of contingent consideration liability	—	(1,800)	230
Intangible impairment	—	1,870	—
Benefit from income taxes	(14)	(5,722)	—
Other	99	—	—
Net changes in operating assets and liabilities:
Interest receivable	83	116	(85)
Accounts receivable	(2,144)	7,847	(7,213)
Prepaid expenses and other assets	(1,112)	376	(258)
Accounts payable and accrued liabilities	(2,335)	(764)	4,324
Accrued compensation and employee benefits	137	(105)	(341)
Deferred revenues	(5,214)	(8,380)	13,238
Net cash used in operating activities	(65,883)	(33,720)	(5,675)
Investing Activities:
Purchases of marketable securities	(218,640)	(257,988)	(227,802)
Maturities of marketable securities	237,497	337,861	127,765
Purchase of property and equipment	(732)	—	—
Acquistion of Ceregene, Inc., net of cash received	—	(2,411)	(621)
Net cash provided by / (used in) investing activities	18,125	77,462	(100,658)
Financing Activities:
Proceeds from public offering of common stock, net of issuance costs	—	—	93,796
Taxes paid related to net share settlement of equity awards	(776)	(1,546)	(4,556)
Proceeds from issuance of common stock	1,113	6,804	12,937
Claims settlement under Section 16(b)	—	14,452	—
Net cash provided by financing activities	337	19,710	102,177
Net increase / (decrease) in cash and cash equivalents	(47,421)	63,452	(4,156)
Cash and cash equivalents, beginning of period	69,482	6,030	10,186
Cash and cash equivalents, end of period	$22,061	$69,482	$6,030
Supplemental disclosure of noncash investing activities:
Build-to-suit lease in accrued liabilities	$3,876	$—	$—

See accompanying Notes to Consolidated Financial Statements.

SANGAMO THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Overview

Sangamo BioSciences, Inc. was incorporated in the State of Delaware on June 22, 1995 and changed its name to Sangamo Therapeutics, Inc. in January 2017 (the Company or Sangamo).  Sangamo is focused on the research, development and commercialization of novel therapeutic strategies for unmet medical needs. Sangamo’s genome editing and gene regulation technology platform is enabled by the engineering of a class of transcription factors known as zinc finger DNA-binding proteins (ZFPs). Potential applications of Sangamo’s technology include development of human therapeutics, plant agriculture and enhancement of pharmaceutical protein production. Sangamo will require additional financial resources to complete the development and commercialization of its products including ZFP Therapeutics.

Sangamo is currently working on a number of long-term development projects that will involve experimental technology. The projects may require several years and substantial expenditures to complete and ultimately may be unsuccessful. The Company plans to finance operations with available cash resources, collaborations and strategic partnerships funds, research grants and from the issuance of equity or debt securities. Sangamo believes that its available cash, cash equivalents and investments as of December 31, 2016, along with expected revenues from collaborations, strategic partnerships and research grants, will be adequate to fund its operations at least through the next twelve months. Sangamo will need to raise substantial additional capital to fund subsequent operations and complete the development and commercialization of its products. Additional capital may not be available on terms acceptable to the Company, or at all. If adequate funds are not available, or if the terms of potential funding sources are unfavorable, the Company’s business and ability to develop its technology and ZFP Therapeutic products would be harmed. Furthermore, any sales of additional equity securities may result in dilutions to the Company’s stockholders, and any debt financing may include covenants that restrict the Company’s business.

Basis of Presentation

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. The consolidated financial statements include the accounts of Sangamo and its wholly-owned subsidiaries, Ceregene and Gendaq Limited, after elimination of all intercompany balances and transactions.

Business Combinations

The Company accounted for the August 2013 acquisition of Ceregene in accordance with Accounting Standards Codification (ASC) Topic 805, Business Combinations (ASC Topic 805). ASC Topic 805 establishes principles and requirements for recognizing and measuring the total consideration transferred to and the assets acquired, liabilities assumed and any non-controlling interests in the acquired target in a business combination. ASC Topic 805 also provides guidance for recognizing and measuring goodwill acquired in a business combination; requires purchased in-process research and development to be capitalized at fair value as an intangible asset at the time of acquisition; requires acquisition-related expenses and restructuring costs to be recognized separately from the business combination; expands the definition of what constitutes a business; and requires the acquirer to disclose information that users may need to evaluate and understand the financial effect of the business combination.

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

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. On an ongoing basis, management evaluates its estimates, including critical accounting policies or estimates related to revenue recognition, clinical trial accruals, and stock-based compensation. Estimates are based on historical experience and on various other market specific and other relevant assumptions that the Company believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from those estimates. During the fourth quarter of 2016, we revised our estimated performance period under the Bioverativ license agreement from June 2019 to June 2020, which also extended the recognition period of the related up-front payment we received upon entering this agreement (See Note 5). This change decreased revenues by $4.3 million and increased net loss and net loss per share by $4.3 million and $0.06 for the year ended December 31, 2016, respectively.

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

During 2016 revenue related to Bioverativ, DAS and Shire represented 46%, 26%, and 17%, respectively, of total revenue.  During 2015 revenue related to Shire and Biogen represented 40% and 35%, respectively, of total revenues. During 2014 revenues related to Shire and Biogen represented 57% and 28%, respectively, of total revenues. Receivables from collaborations are typically unsecured and are concentrated in the biopharmaceutical industry. Accordingly, we may be exposed to credit risk generally associated with biopharmaceutical companies or specific to our collaboration agreements. To date, we have not experienced any losses related to these receivables.

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

In-Process Research and Development

Intangible assets related to in-process research and development costs, or IPR&D, are considered to be indefinite-lived until the completion or abandonment of the associated research and development efforts. If and when development is complete, which generally occurs if and when regulatory approval to market a product is obtained, the associated assets would be deemed finite-lived and would then be amortized based on their respective estimated useful lives at that point in time. Prior to completion of the research and development efforts, the assets are considered indefinite-lived. During this period, the assets will not be amortized but will be tested for impairment on an annual basis and between annual tests if the Company becomes aware of any events occurring or changes in circumstances that would indicate a reduction in the fair value of the IPR&D projects below their respective carrying amounts. In the first quarter of 2015, the Company decided to discontinue the CERE-110 and CERE-120 clinical trial programs. As such, the probability of achieving projected revenues and cash flows associated with these programs were adversely affected. The Company did not believe the programs have an alternative future use for itself or other market participants. Accordingly, the Company recognized a $1.9 million impairment charge related to these assets during the year ended December 31, 2015 which was recognized as research and development (R&D) in the accompanying consolidated statements of operations.

Goodwill

Goodwill represents the excess of the consideration transferred over the estimated fair values of assets acquired and liabilities assumed in a business combination and is considered to be indefinite-lived. Goodwill is not amortized but is tested for impairment on an annual basis and between annual tests if the Company becomes aware of any events occurring or changes in circumstances that would indicate an impairment of goodwill has occurred. During the fourth quarter of 2016, the Company performed an assessment of the qualitative factors affecting the fair value of its reporting unit and concluded that it was not more likely than not that the fair value of its reporting unit was less than carrying value and that, as a result, it is not more likely than not that goodwill is impaired.

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

Net Loss Per Share

Basic net loss per share has been computed by dividing net loss by the weighted-average number of shares of common stock outstanding during the period. Diluted net loss per share is calculated by dividing net loss by the weighted average number of shares of common stock and potential dilutive securities outstanding during the period.

Because Sangamo is in a net loss position, diluted net loss per share excludes the effects of common stock equivalents consisting of options and restricted stock units, which are all anti-dilutive. All stock options and restricted stock units outstanding were excluded from the calculation of diluted net loss per share for all periods presented. Stock options and restricted stock units outstanding at the end of 2016, 2015 and 2014 were 9,578,322,  9,008,185, and 8,905,782, respectively.

Segments

The Company operates in one segment. Management uses one measure of profitability and does not segregate its business for internal reporting. As of December 31, 2016 and 2015, all of the Company’s assets were maintained in the U.S. For the years ended December 31, 2016, 2015 and 2014, substantially all the Company’s revenues and operating expenses were generated and incurred in the U.S.

Recent Accounting Pronouncements

In March 2016 the Financial Accounting Standards Board (FASB) issued Accounting Standard Update (ASU) 2016-09, Improvements to Employee Share-Based Payment Accounting (Topic 718). The amendments in ASU 2016-09 affect all entities that issue share-based payment awards to their employees and involve multiple aspects of the accounting for share-based payment transactions, including income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The ASU is effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted for any entity in any interim or annual period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. An entity that elects early adoption must adopt all of the amendments in the same period.  The Company plans to adopt the ASU in the first quarter of 2017.  The Company also expects the accounting methodology related to stock-based compensation for deferred tax assets and liabilities balances to be adjusted, however, given the Company has a full valuation allowance, it is not expected to have a material impact on the Company's consolidated financial statements.

In February 2016 the FASB issued ASU No. 2016-02 (ASU 2016-02) “Leases.” ASU 2016-02 amends a number of aspects of lease accounting, including requiring lessees to recognize almost all leases with a term greater than one year as a right-of-use asset and corresponding liability, measured at the present value of the lease payments. The guidance will become effective for the Company beginning in the first quarter of 2019 with early adoption permitted and will be adopted using a modified retrospective approach. We are evaluating the impact of the adoption of this standard on our consolidated financial statements, and expect our operating lease commitments will be subject to the new standard and recognized as a right-of-use assets and operating lease liabilities upon adoption which will increase our total assets and total liabilities as compared to amounts prior to adoption.

In November 2015 the FASB issued ASU 2015-17, “Income Taxes: Balance Sheet Classification of Deferred Taxes” as part of their simplification initiative.  The amendments to Accounting Standards Codification (ASC) 740 eliminate the requirement that an entity must separate deferred tax liabilities and assets between current and noncurrent amounts in a classified balance sheet.  Rather, deferred taxes will be presented as noncurrent under the new standard.  While the rule takes effect in 2017 for public companies, early adoption is permitted, including for December 31, 2016 year-end financial statements.  The Company is electing to early adopt the pronouncement and include a prospective presentation in its year-end financial statements.  As part of making this election, prior periods were not retrospectively adjusted. There has been no impact on the Company’s consolidated financial statements for the change in accounting principle.

In August 2014 the FASB issued ASU No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (ASU 2014-15). ASU 2014-15 requires management to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. In doing so, companies will have reduced diversity in the timing and content of footnote disclosures than under the current guidance. ASU 2014-15 was adopted in 2016 and the impact was not material on the Company’s consolidated financial statements.

In May 2014 the FASB issued ASU 2014-09, Revenue from Contracts with Customers (ASU 2014-09). This standard outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The main principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. ASU 2014-09 provides companies with two implementation methods: (i) apply the standard retrospectively to each prior reporting period presented (full retrospective application); or (ii) apply the standard retrospectively with the cumulative effect of initially applying the standard as an adjustment to the opening balance of retained earnings of the annual reporting period that includes the date of initial application (modified retrospective application). This guidance is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. The Company has performed a preliminary assessment and continues to evaluate the impact of the pending adoption of ASU 2014-09 on its consolidated financial statements and determined the collaboration with Bioverativ is in scope. Sangamo assessed the various components of the collaboration under ASC 2014-09 including the upfront license payment, milestones, and research and development services. At this time Sangamo believes there would be no significant impact to its consolidated financial statements upon adoption of ASU 2014-09.

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

Level 1: Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities; and

Level 2: Quoted prices in markets that are not active, or inputs which are observable, either directly or indirectly, for substantially the full term of the asset or liability; and

Level 3: Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (i.e., supported by little or no market activity).

The fair value measurements of cash equivalents, available-for-sale securities and the contingent consideration liability are identified at the following levels within the fair value hierarchy (in thousands):

	December 31, 2016
	Fair Value Measurements
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents:
Money market funds	$18,992	$18,992	$—	$—
Total	18,992	18,992	—	—
Marketable securities:
Commercial paper securities	23,185	—	23,185	—
Corporate debt securities	10,004	—	10,004	—
U.S. government sponsored entity debt securities	87,285	—	87,285	—
Total	120,474	—	120,474	—
Total cash equivalents and marketable securities	$139,466	$18,992	$120,474	$—

	December 31, 2015
	Fair Value Measurements
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents:
Money market funds	$25,070	$25,070	$—	$—
Commercial paper securities	2,000	2,000	—	—
U.S. government sponsored entity debt securities	38,867	38,867	—	—
Total	65,937	65,937	—	—
Marketable securities:
Commercial paper securities	30,717	—	30,717	—
Corporate debt securities	17,263	—	17,263	—
U.S. government sponsored entity debt securities	91,538	—	91,538	—
Total	139,518	—	139,518	—
Total cash equivalents and marketable securities	$205,455	$65,937	$139,518	$—

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

Contingent Consideration Liability

In August 2013 the Company acquired Ceregene and recorded a liability for the estimated fair value of contingent consideration payments to former Ceregene stockholders, as outlined under the terms of the merger agreement with Ceregene. These contingent payments are owed if the Company grants a third-party license to develop and commercialize certain product candidates acquired from Ceregene, or if the Company commercializes any of such product candidates itself. The fair value of this liability is estimated using a probability-weighted discounted cash flow analysis. Such valuations require significant estimates and assumptions including but not limited to: determining the timing and estimated costs to complete the in-process projects, projecting regulatory approvals, estimating future cash flows and developing appropriate discount rates. The Company has classified this liability as Level 3.

Subsequent changes in the fair value of this contingent consideration liability are recorded to the research and development expense line item in the accompanying consolidated statements of operations as operating expenses. During the year ended December 31, 2015, the recognized amount of the liability for contingent consideration decreased by $1.8 million due to the decrease in the probability of incurring potential future royalty payments associated with the impairment of IPR&D assets acquired from Ceregene (see Note 6).

The following sets forth the changes in the estimated fair value for our contingent consideration liability classified as Level 3 (in thousands):

Fair value as of December 31, 2014	1,800
Change in fair value	(1,800)
Fair value as of December 31, 2015	—
Change in fair value	—
Fair value as of December 31, 2016	$—

NOTE 3 – MARKETABLE SECURITIES

The table below summarizes the Company’s cash equivalents and available-for-sale securities (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	(Losses)	Fair Value
December 31, 2016
Cash equivalents:
Money market funds	$18,992	$—	$—	$18,992
Total	18,992	—	—	18,992
Available-for-sale securities:
Commercial paper securities	23,112	73	—	23,185
Corporate debt securities	10,005	—	(1)	10,004
U.S. government sponsored entity debt securities	87,307	3	(25)	87,285
Total	120,424	76	(26)	120,474
Total cash equivalents and available-for-sale securities	$139,416	$76	$(26)	$139,466
December 31, 2015
Cash equivalents:
Money market funds	$25,070	$—	$—	$25,070
Commercial paper securities	2,000	—	—	2,000
U.S. government sponsored entity debt securities	38,866	1	—	38,867
Total	65,936	1	—	65,937
Available-for-sale securities:
Commercial paper securities	30,667	50	—	30,717
Corporate debt securities	17,275	—	(12)	17,263
U.S. government sponsored entity debt securities	91,562	—	(24)	91,538
Total	139,504	50	(36)	139,518
Total cash equivalents and available-for-sale securities	$205,440	$51	$(36)	$205,455

.

As of December 31, 2016, all of the Company’s investments had maturity dates within one year as of the balance sheet date. The Company had no material realized losses or of available-for-sale securities for the years ended December 31, 2016, 2015 and 2014. Sangamo has the intent and ability to hold its  investments for a period of time sufficient to allow for any anticipated recovery in market value. No investments were other-than-temporarily impaired.

NOTE 4 – STOCK-BASED COMPENSATION

The following table shows total stock-based compensation expense recognized in the accompanying consolidated statements of operations (in thousands):

	Year Ended December 31,
	2016	2015	2014
Research and development	$6,463	$6,444	$5,064
General and administrative	8,594	5,286	4,136
Total stock-based compensation expense	$15,057	$11,730	$9,200

As of December 31, 2016, total stock-based compensation expense related to unvested stock options to be recognized in future periods was $13.4 million, which is expected to be expensed over a weighted-average period of 2.99 years.  As of December 31, 2016, total stock-based compensation expense related to unvested RSUs to be recognized in future periods was $3.0 million, which is expected to be expensed over a weighted-average period of 1.81 years. There was no capitalized stock-based employee compensation expense as of December 31, 2016, 2015 and 2014 respectively.

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

The weighted-average estimated fair value per share of options granted during 2016, 2015 and 2014 was $3.14, $5.72, and $8.16, respectively based upon the assumptions used in the Black-Scholes valuation model. The assumptions used for estimating the fair value of the employee stock options are as follows:

	Year Ended December 31,
	2016	2015	2014
Risk-free interest rate	1.13-1.61%	1.46-1.58%	1.60-1.70%
Expected life of option (in years)	5.28-5.29	5.25-5.31	5.28-5.33
Expected dividend yield of stock	0%	0%	0%
Expected volatility	0.68-0.70	0.66-0.67	0.66-0.69

Employees purchased approximately 202,711,  128,181 and 107,203 shares of common stock through the 2010 Employee Stock Purchase Plan at an average exercise price of $4.04, $7.10, and $7.92 per share during 2016, 2015 and 2014, respectively. The weighted-average estimated fair value of shares purchased under the Company’s ESPP during 2016, 2015 and 2014 were $2.27, $4.42 and $3.25, respectively based upon the assumptions used in the Black-Scholes valuation model.

The weighted–average assumptions used for estimating the fair value of the ESPP purchase rights are as follows:

	Year Ended December 31,
	2016	2015	2014
Risk-free interest rate	0.41-0.80%	0.06-0.33%	0.05-0.30%
Expected life of option (in years)	0.5-2.0	0.5-2.0	0.5-2.0
Expected dividend yield of stock	0%	0%	0%
Expected volatility	0.71-0.76	0.55-0.70	0.52-0.75

NOTE 5 – MAJOR CUSTOMERS, PARTNERSHIPS AND STRATEGIC ALLIANCES

Collaboration Agreements

Collaboration and License Agreement with Bioverativ, Inc. (formerly known as Biogen, Inc.) in Human Therapeutics

In January 2014 the Company entered into a Global Research, Development and Commercialization Collaboration and License Agreement (the “Bioverativ Agreement”) with Biogen, Inc., and in January 2017 this agreement has been assigned by Biogen, Inc. to its hemophilia spin-off, Bioverativ.  Pursuant to the Bioverativ Agreement, Sangamo and Bioverativ collaborate to discover, develop, seek regulatory approval for and commercialize therapeutics based on Sangamo’s zinc finger DNA-binding protein (ZFP) technology for hemoglobinopathies, including beta-thalassemia and sickle cell disease (SCD).

Under the Bioverativ Agreement, Sangamo and Bioverativ jointly conduct two research programs: the beta-thalassemia program and the SCD program. For the beta-thalassemia program, Sangamo is responsible for all discovery, research and development activities through the first human clinical trial for the first ZFP Therapeutic developed under the Bioverativ Agreement for the treatment of beta-thalassemia. For the SCD program, both parties are responsible for research and development activities through the submission of an Investigational New Drug (IND) application for ZFP Therapeutics intended to treat SCD. For both programs, Bioverativ is responsible for subsequent world-wide clinical development, manufacturing and commercialization of licensed products developed under the Bioverativ Agreement. At the end of the specified research terms for each program or under certain specified circumstances, Bioverativ retains the right to step in and take over any remaining activities of Sangamo. Furthermore, Sangamo has an option to co-promote in the United States any licensed product to treat beta-thalassemia and SCD developed under the Bioverativ Agreement, and Bioverativ agrees to compensate Sangamo for such co-promotion activities.

Sangamo received an upfront license fee of $20.0 million upon entering into the Bioverativ Agreement. In addition, the Company will also be eligible to receive $115.8 million in payments upon the achievement of specified research, regulatory, clinical development milestones, as well as $160.5 million in payments upon the achievement of specified commercialization and sales milestones. Bioverativ reimburses Sangamo for agreed upon costs incurred in connection with research and development activities conducted by Sangamo. In addition, Sangamo is eligible to receive contingent payments upon the achievement of specified regulatory, clinical development, commercialization and sales milestones. The total amount of potential regulatory, clinical development, commercialization and sales contingent payments, assuming the achievement of all specified milestone events in the Bioverativ Agreement, is $276.3 million, including Phase 1 contingent payments of $7.5 million for the SCD program and $6.0 million for the beta-thalassemia program. In addition, if products are commercialized under the Bioverativ Agreement, Bioverativ will pay Sangamo incremental royalties for each licensed product that are a tiered double-digit percentage of annual net sales of such product. To date, no milestone payments have been received and no products have been approved and therefore no royalty fees have been earned under the Bioverativ Agreement.

In January 2016 the parties agreed on an updated beta-thalassemia development plan and budget using the BCL11A Enhancer target. Furthermore, in November 2016 Sangamo and Bioverativ agreed on an updated beta-thalassemia development plan and budget. As a result of this change, the Company updated the estimated performance period of the upfront license through June 2020. Sangamo also updated the milestones to be received based on the updated performance period of our deliverables under the Bioverativ Agreement.

All contingent payments under the Bioverativ Agreement, when earned, will be non-refundable and non-creditable. The Company has evaluated the contingent payments under the Bioverativ Agreement based on the authoritative guidance for research and development milestones and determined that certain of these payments meet the definition of a milestone and that all such milestones are evaluated to determine if they are considered substantive milestones. Milestones are considered substantive if they are related to events (i) that can be achieved based in whole or in part on either the Company’s performance or on the occurrence of a specific outcome resulting from the Company’s performance, (ii) for which there was substantive uncertainty at the date the agreement was entered into that the event would be achieved and (iii) that would result in additional payments being due to the Company. Accordingly, consideration received for the achievement of milestones that are determined to be substantive will be recognized as revenue in their entirety in the period when the milestones are achieved and collectability is reasonably assured. Revenue for the achievement of milestones that are not substantive will be recognized over the remaining period of the Bioverativ Agreement, assuming all other applicable revenue recognition criteria have been met.

Subject to the terms of the Bioverativ Agreement, Sangamo grants Bioverativ an exclusive, royalty-bearing license, with the right to grant sublicenses, to use certain ZFP and other technology controlled by Sangamo for the purpose of researching, developing, manufacturing and commercializing licensed products developed under the Bioverativ Agreement. Sangamo also grants Bioverativ a non-exclusive, world-wide, royalty free, fully paid license, with the right to grant sublicenses, of Sangamo’s interest in certain other intellectual property developed pursuant to the Bioverativ Agreement.

The Company has identified the deliverables within the arrangement as a license to the technology and on-going research services activities. The Company concluded that the license is not a separate unit of accounting as it does not have stand-alone value to Bioverativ apart from the research services to be performed pursuant to the Bioverativ Agreement. As a result, the Company will recognize revenue from the upfront payment on a straight-line basis over a forty-four month estimated research term as of the November 2016 modification date, during which time the Company will perform research services. As of December 31, 2016, the Company has deferred revenue of $6.2 million related to the Bioverativ Agreement.

Revenues recognized under the Bioverativ Agreement for the years ended December 31, 2016, 2015 and 2014 are as follows (in thousands):

	Year ended December 31,
	2016	2015	2014
Revenue related to Bioverativ Collaboration:
Recognition of upfront fee	$2,321	$6,176	$5,313
Research services	6,565	7,769	7,751
Total	$8,886	$13,945	$13,064

Related costs and expenses incurred under the Bioverativ agreement related to the beta-thalassemia project, which is co-funded with California Institute for Regenerative Medicine (CIRM), were $6.7 million, $6.5 million, and $5.2 million during the years ended December 31, 2016, 2015, and 2014 respectively. Related costs and expenses for other projects including SCD under the Bioverativ agreement were $0.2 million, $2.9 million, and $3.5 million during the years ended December 31, 2016, 2015, and 2014, respectively.

Collaboration and License Agreement with Shire International GmbH (Shire), formerly Shire AG, in Human Therapeutics and Diagnostics

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

On September 1, 2015, the Shire Agreement was amended such that Shire agreed to return to Sangamo the exclusive, world-wide rights to gene targets for the development and commercialization of ZFP Therapeutics for hemophilia A and B.  Shire retains the rights and will continue to develop a ZFP Therapeutic for Huntington’s disease.  Sangamo will provide certain target feasibility services, and upon Shire’s request, certain research activities according to a research plan as agreed upon by both companies. Such research activities performed by Sangamo will be reimbursed by Shire. Shire’s rights with respect to other targets contemplated in the original agreement revert to Sangamo. Under the revised agreement, each company is responsible for expenses associated with its own programs and will reimburse the other for any ongoing services provided. In 2015, Shire reimbursed Sangamo $3.4 million related to obligations prior to the amendment date which was recognized in revenue and expensed as incurred. Sangamo has granted Shire a right of first negotiation to license the hemophilia A and B programs. Under the amended agreement, Shire does not have any milestone payment obligations with respect to the retained programs, but it is required to pay single digit percentage royalties to Sangamo, up to a specified maximum cap, on the commercial sales of ZFP therapeutic products from such programs. Under the Shire Agreement, Sangamo has full control over, and full responsibility for the costs of, the hemophilia programs returned to us, subject to certain diligence obligations and Shire’s right of first negotiation to obtain a license to such programs under certain circumstances. The Company is required to pay single digit percentage royalties to Shire, up to a specified maximum cap, on commercial sales of ZFP therapeutic products from such returned programs.

The Company has identified the deliverables within the amended arrangement as a license to the technology and on-going research services activities. The Company has concluded that the license is not a separate unit of accounting as it does not have stand-alone value to Shire apart from the research services to be performed pursuant to the Shire amendment. Sangamo continues to be responsible for research activities related to our licensed technology with Shire under the amendment. As a result, the Company will continue to recognize revenue from the upfront payment received upon entering into the original Shire agreement in 2012 on a straight-line basis over the six-year initial research term during which the Company expects to perform research services. As of December 31, 2016, the Company has deferred revenue of $2.3 million related to the Shire Agreement.

Revenues recognized under the Shire Agreement for the years ended December 31, 2016, 2015 and 2014, were as follows (in thousands):

	Year ended December 31,
	2016	2015	2014
Revenue related to Shire Collaboration:
Recognition of upfront fee	$2,181	$2,167	$2,167
Recognition of milestone	—	—	1,000
Research services	1,096	13,584	22,765
Total	$3,277	$15,751	$25,932

Related costs and expenses incurred under the Shire agreement were $1.0 million, $13.5 million and $21.1 million during the years ended December 31, 2016, 2015 and 2014, respectively.

Agreement with Sigma-Aldrich Corporation (Sigma) in Laboratory Research Reagents, Transgenic Animal and Commercial Protein Production Cell-line Engineering

In July 2007 Sangamo entered into a license agreement with Sigma. Under the license agreement, Sangamo agreed to provide Sigma with access to Sangamo’s proprietary ZFP technology and the exclusive right to use the technology to develop and commercialize research reagent products and services in the research field, excluding certain agricultural research uses that Sangamo previously licensed to DAS. Under the agreement, Sangamo and Sigma agreed to conduct a three-year research program to develop laboratory research reagents using Sangamo’s ZFP technology during which time Sangamo agreed to assist Sigma in connection with its efforts to market and sell services employing the Company’s ZFP technology in the research field. Sangamo has transferred the ZFP manufacturing technology to Sigma.

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

Revenues recognized under the agreement with Sigma for the years ended December 31, 2016, 2015 and 2014, were as follows (in thousands):

	Year ended December 31,
	2016	2015	2014
Revenue related to Sigma Collaboration:
Royalty revenues	$137	$390	$344
License fee and milestone revenues	1,140	4,463	448
Total	$1,277	$4,853	$792

Related costs and expenses incurred under the Sigma agreement were $0.1 million, $0.4 million and $0.1 million during 2016, 2015 and 2014, respectively

Agreement with Dow AgroSciences in Plant Agriculture

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

Revenues under the agreement with DAS were $5.1 million during 2016 and $3.0 million during 2015 and 2014, respectively. Related costs and expenses incurred under the agreement with DAS were $0.0 million during 2016, 2015 and 2014, respectively.

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

No revenues were recognized related to research and development performed under the CIRM grant agreements for HIV/AIDS during 2016, 2015 and 2014. Related costs were $1.6 million in 2016, $1.7 million in 2015 and $1.8 million in 2014.

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

In May 2015 Sangamo announced a consolidated development path for its beta-thalassemia and SCD programs using the “BCL11A Enhancer” target.  Due to the switch to the BCL11A Enhancer strategy, CIRM and Sangamo terminated the Strategic Partnership Award as of June 30, 2015.  Sangamo returned $3.0 million in unused funds received from CIRM under the award in 2015

Revenue attributable to research and development performed under the CIRM grant agreement for beta-thalassemia was $0.0 million, $1.2 million and $1.4 million in 2016, 2015 and 2014, respectively. Related costs during 2016, 2015 and 2014 were $0.0 million, $1.2 million and $1.1 million, respectively.

NOTE 6 – ACQUISITION OF CEREGENE

In August 2013, Sangamo acquired all the outstanding shares of Ceregene, a privately held biotechnology company focused on the development of AAV gene therapies. The acquired assets included certain intellectual property rights relating to manufacturing of AAV, and toxicology and data from Ceregene’s human clinical trials. The acquisition closed in October 2013 (the Closing Date).

The aggregate consideration transferred or transferable by Sangamo to former Ceregene stockholders at closing consisted of 100,000 shares of Sangamo common stock, with an approximate fair value of $1.2 million and a contingent earn-out of $1.5 million on the Closing Date. The $1.8 million fair value of the contingent earn-out liability was reduced to zero in March 2015 upon Sangamo’s decision not to pursue development of Ceregene’s technology.

Intangible Assets

Intangible assets include In-Process Research and Development (IPR&D), which consists of Ceregene’s two clinical product candidates, CERE-110 for the treatment of AD and CERE-120 for the treatment of Parkinson’s disease. The Company determined that the combined Closing Date estimated fair values of CERE-110 and CERE-120 was $1.9 million. The Company used an income approach, which is a measurement of the present value of the net economic benefit or cost expected to be derived from an asset or liability, to measure the fair value of these two product candidates. Under the income approach, an intangible asset’s fair value is equal to the present value of the incremental after-tax cash flows (excess earnings) attributable solely to the intangible asset over its remaining useful life. In the first quarter of 2015, the Company decided to discontinue the CERE-110 and CERE-120 clinical trial programs. As such, the probability of achieving projected revenues and cash flows associated with these programs were adversely affected. The Company does not believe the programs have an alternative future use for itself or other market participants. Accordingly, during the year ended December 31, 2015, the Company recognized a $1.9 million impairment charge related to these assets

Intangible assets also included $1.6 million in goodwill, the excess of the consideration transferred over the fair values assigned to the assets acquired and liabilities assumed. Goodwill represents benefits that Sangamo believes will result from combining its operations with the operations of Ceregene and any intangible assets that do not qualify for separate recognition, as well as any future, yet unidentified products.  The Company tests goodwill for impairment on an annual basis or sooner, if deemed necessary. There have been no changes to the goodwill since the Closing Date.

NOTE 7 – PROPERTY AND EQUIPMENT

Property and equipment consist of the following (in thousands):

	December 31,
	2016	2015
Laboratory equipment	$6,206	$5,801
Furniture and fixtures	636	652
Leasehold improvements	1,330	1,309
Buildings	3,876	—
Construction in Progress	148	—
	12,196	7,762
Less accumulated depreciation and amortization	(5,639)	(4,846)
	$6,557	$2,916

Depreciation and amortization expense was $1.0 million in 2016, $1.0 million in 2015 and $0.5 million for 2014. In 2016 the Company capitalized $3.9 million related to the costs of construction as a build-to-suit property within property and equipment, net, and recognize a corresponding build-to-suit lease obligation for the same amount. The building will depreciate over the period of the lease.

NOTE 8 – COMMITMENTS AND CONTINGENCIES

Sangamo occupies office and laboratory space under operating leases in Richmond, California. In August 2013 Sangamo amended its lease agreement for our corporate headquarters wherein the lease was extended through August 2019. The Company has three additional properties located in Richmond, CA. This includes two leases, one to occupy approximately 7,700 square feet of research and office space that expires in January 2018, and another to occupy approximately 6,200 square feet of office space that expires in July 2021. The third lease is a build-to-suit lease to occupy approximately 41,400 square feet of space that expires in December 2021. Rent expense related to these lease agreements was $1.0 million, $0.9 million, and $0.7 million for 2016, 2015 and 2014, respectively. Future minimum payments under contractual obligations at December 31, 2016 consist of the following (in thousands):

Operating
Fiscal Year:	Lease
2017	$1,524
2018	1,362
2019	1,129
2020	651
2021	561
Thereafter	—
Total minimum payments	$5,227

Contingencies

Sangamo is not party to any material pending legal proceeding. From time to time, we may be involved in legal proceedings arising in the ordinary course of business.

NOTE 9 – STOCKHOLDERS’ EQUITY

Preferred Stock

The Company has 5,000,000 preferred shares authorized, which may be issued at the discretion of the Company’s Board of Director’s discretion.

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

On December 7, 2016, we entered into an “at the market” offering agreement with an investment bank, pursuant to which we may issue and sell from time to time up to $75.0 million of our common stock through the bank as the sales agent (“ATM Agreement”). Under the ATM Agreement, if we decide to sell shares, the sales agent will use its commercially reasonable efforts to sell on our behalf all of the shares of common stock requested to be sold by us.  Sales of the common stock, if any, will be made at market prices by any method that is deemed to be an “at the market offering” as defined in Rule 415 under the Securities Act, as amended, including sales made directly on The NASDAQ Global Market and any other trading market for the common stock, and sales to or through a market maker other than on an exchange. In addition, with our prior written consent, the sales agent may also sell our common stock in negotiated transactions.   To date we have not sold any shares under the ATM Agreement.

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

Stock Option Activity

A summary of Sangamo’s stock option activity is as follows:

		Weighted-
		Average	Weighted Average	Aggregate
	Number of	Exercise per	Remaining	Intrinsic
	Shares	Share Price	Contractual Term	Value
			(In years)	(In thousands)
Options outstanding at December 31, 2015	8,177,368	$9.24
Options granted	1,995,000	$5.39
Options exercised	(72,843)	$4.05
Options canceled	(843,019)	$10.79
Options outstanding at December 31, 2016	9,256,506	$8.31	5.52	$41
Options vested and expected to vest at December 31, 2016	8,837,719	$8.39	5.35	$41
Options exercisable at December 31, 2016	6,034,569	$8.54	3.85	$41

Newly created shares are issued upon exercises of options. There were no shares subject to Sangamo’s right of repurchase as of December 31, 2016. The intrinsic value of options exercised was $0.1 million, $6.4 million and $20.4 million during 2016, 2015 and 2014, respectively.

At December 31, 2016, the aggregate intrinsic values of outstanding and exercisable options were $0.0 million and $0.0 million, respectively. The aggregate intrinsic value of options vested and expected to vest as of December 31, 2016, 2015 and 2014 was $0.0 million, $14.0 million and $49.4 million, respectively.

The following table summarizes information with respect to stock options outstanding at December 31, 2016:

	Options Outstanding and Exercisable		Options Exercisable
	Number of		Number of
	Shares of		Shares of
	common stock	Weighted Average	common stock
	subject to	Remaining	subject to	Weighted Average
Range of Exercise Price	options	Contractual Life	options	Exercise Price
		(In years)
$2.55 – $3.45	1,226,700	5.52	681,700	$3.34
$3.55 – $5.35	1,103,291	4.86	755,291	$5.32
$5.36 – $5.70	1,545,209	4.04	1,481,209	$5.54
$5.72 – $7.07	1,295,575	6.66	417,616	$6.06
$7.24 – $9.40	165,596	7.00	93,517	$8.12
$9.41 – $9.41	1,018,710	8.14	349,418	$9.41
$9.45 – $12.80	931,334	5.75	743,227	$11.89
$12.96 – $14.07	1,398,591	4.97	1,032,356	$14.00
$14.15 – $19.51	559,000	4.04	471,642	$14.78
$19.80 – $19.80	12,500	7.23	8,593	$19.80
	9,256,506	5.52	6,034,569	$8.54

Restricted Stock Units

During 2016, 2015 and 2014, the Company awarded 60,000, 446,000, and 488,000  Restricted Stock Units (RSUs), respectively. The RSUs awarded in 2016, 2015 and 2014 had an average grant date fair value per award of $5.16, $9.45 and $14.05, respectively. These awards will vest as follows: one-third of the award will vest in a series of three successive equal annual installments. The aggregate fair value of RSUs vested during 2016, 2015 and 2014 was $4.8 million, $4.1 million and $3.2 million, respectively.

A summary of Sangamo’s RSU activity is as follows:

	Number	Weighted Average
	of	Remaining	Aggregate Intrinsic
	Shares	Contractual Term	Value
		(In years)	(In thousands)
RSUs outstanding at December 31, 2015	830,817
RSUs awarded	60,000
RSUs released	(406,921)
RSUs forfeited	(162,080)
RSUs outstanding at December 31, 2016	321,816	1.41	$982
RSUs vested and expected to vest at December 31, 2016	294,226	1.40	$897

RSUs that vested in 2016, 2015 and 2014 were net-share settled such that the Company withheld shares with value equivalent to the employees’ minimum statutory obligation for the applicable income and other employment taxes, and remitted the cash to the appropriate taxing authorities. The total shares withheld were approximately 165,181, 172,807, and 309,102 for 2016, 2015 and 2014, respectively and were based on the value of the RSUs on their respective issuance dates as determined by the Company’s closing stock price. Total payments for the employees’ tax obligations to taxing authorities were $0.8 million, $1.5 million and $4.6 million in 2016, 2015 and 2014, respectively and are reflected as a financing activity within the consolidated statements of cash flows. These net-share settlements had the effect of share repurchases by the Company as they reduced and retired the number of shares that would have otherwise been issued as a result of the vesting and did not represent an expense to the Company.

As of December 31, 2016, there were 3,492,191 shares reserved for future awards under the Company’s 2013 Plan and 1,089,668 shares of common stock reserved for future issuance under the Purchase Plan.

NOTE 10 – INCOME TAXES

The benefit for income taxes consisted of the following (in thousands):

	2016	2015	2014
Benefit for income taxes:
Current:
Federal	$—	$—	$—
State	—	—	—
Subtotal	—	—	—
Deferred:
Federal	$(12)	$(5,563)	$—
State	(2)	(159)	—
Subtotal	(14)	(5,722)	—
Income tax benefit	$(14)	$(5,722)	$—

The difference between the benefit for income taxes and the amount computed by applying the federal statutory income tax rate (34%) to loss before taxes is explained as follows (in thousands):

	Year ended December 31,
	2016	2015	2014
Tax at federal statutory rate	$(24,369)	$(15,785)	$(8,982)
State taxes, net	(747)	4,840	(822)
Non-deductible stock compensation	2,781	1,085	(148)
Research credits	(1,424)	(814)	(320)
Change in valuation allowance	23,773	5,043	9,778
Other	(28)	(91)	494
Income tax benefit	$(14)	$(5,722)	$—

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets are as follows (in thousands):

	December 31,
	2016	2015
Assets:
Deferred tax assets:
Net operating loss carryforwards	$114,222	$93,824
Research and development tax credit carryforwards	12,518	9,979
Stock-based compensation	8,565	6,853
Deferred revenue	2,918	4,479
Other	3,492	2,807
Total deferred tax asset	141,715	117,942
Valuation allowance	141,715	117,942
Net deferred tax assets	$—	$—
Liabilities:
Net deferred tax liability related to intangible assets	—	—
Total deferred tax liability	$—	$—

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

In 2015 the Company received a $14.5 million Section 16(b) disgorgement settlement that was recognized as additional paid-in capital. The disgorgement settlement was recognized net of taxes of $9.5 million, which resulted in an income tax benefit of $5.0 million being recognized in the accompanying consolidated statements of operations for the year ended December 31, 2015.

The changes in the fair value of the unrealized gain/loss on securities investment are recorded as a component of accumulated other comprehensive income, net of a provision for income taxes.

A valuation allowance is recorded when it is more likely than not that all or some portion of the deferred income tax assets will not be realized. We regularly assess the need for a valuation allowance against our deferred income tax assets by considering both positive and negative evidence related to whether it is more likely than not that our deferred income tax assets will be realized. In evaluating our ability to recover our deferred income tax assets within the jurisdiction from which they arise, we consider all available positive and negative evidence, including scheduled reversals of deferred income tax liabilities, projected future taxable income, tax-planning strategies, and results of recent operations. Accordingly, based upon the Company’s analysis of these factors the net deferred tax assets have been fully offset by a valuation allowance. The valuation allowance increased by $23.8 million, $5.0 million and $9.8 million for the years ended December 31, 2016, 2015 and 2014, respectively. As of December 31, 2016, Sangamo had net operating loss carryforwards for federal and state income tax purposes of approximately $412 million and $177 million, respectively. If not utilized, the net federal and state operating loss carryforwards will start to expire in 2018 and 2016, respectively. The Company also has federal and state research tax credit carryforwards of $9.7 million and $10.5 million, respectively. The federal research credits will begin to expire in 2018 while the state research credits have no expiration date. Utilization of the Company’s net operating loss carryforwards and research tax credit carryforwards may be subject to substantial annual limitations due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. The annual limitation could result in the expiration of the net operating loss carryforwards and research tax credit carryforwards before utilization.

The Company files federal and state income tax returns with varying statutes of limitations. The tax years from 2002 forward remain open to examination due to the carryover of net operating losses or tax credits. The Company also files a UK income tax return, and the tax years from 2008 and thereafter remain open to examination.

The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. As of December 31, 2016, the Company had no accrued interest and/or penalties. The unrecognized tax benefits may change during the next year for items that arise in the ordinary course of business. In the event that any unrecognized tax benefits are recognized, the effective tax rate will not be affected.

The following table summarizes the activity related to the Company’s unrecognized tax benefits (in thousands):

	December 31,
	2016	2015	2014
Beginning balance	$8,330	$3,438	$3,182
Additions based on tax positions related to the current year	1,023	557	228
Additions for tax positions of prior years	27	4,335	28
Reductions for tax positions of prior years	(4,335)	—	—
Ending balance	$5,045	$8,330	$3,438

NOTE 11 – ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities consist of the following (in thousands):

	December 31,
	2016	2015
Accounts payable	$2,580	$3,905
Accrued research and development expenses	2,887	3,624
Accrued professional fees	270	356
Deferred rent	498	196
Other	26	148
Total accounts payable and accrued liabilities	$6,261	$8,229

NOTE 12 – EMPLOYEE BENEFIT PLAN

The Company sponsors a defined-contribution savings plan under Section 401(k) of the Internal Revenue Code covering all full-time employees (Sangamo 401(k) Plan). The Sangamo 401(k) Plan is intended to qualify under Section 401 of the Internal Revenue Code.

The Company matched contributions by employees equal to 50% of the first 6% of employee contributions up to a limit of $3,000 in both 2016 and 2015 and $2,000 in 2014. Matching funds are fully vested when contributed. Contributions to the Sangamo 401(k) Plan by the Company were $0.3 million, $0.3 million, and $0.2 million for the years ended December 31, 2016, 2015 and 2014, respectively.

NOTE 13 – QUARTERLY FINANCIAL DATA (UNAUDITED)

The following table sets forth certain unaudited quarterly financial data for the eight quarters ended December 31, 2016. The unaudited information set forth below has been prepared on the same basis as the audited information contained herin and includes all adjustments necessary to present fairly the information set forth. The operating results for any quarter are not indicative of results for any future period. All data is in thousands except per share data.

	2016				2015
	Q1	Q2	Q3	Q4	Q1	Q2	Q3	Q4
Revenues	$3,942	$3,702	$2,823	$8,922	$13,491	$8,358	$8,569	$9,121
Expenses	$20,623	$30,544	$22,029	$18,752	$19,712	$20,635	$21,254	$24,794
Net loss	$(16,494)	$(26,575)	$(18,965)	$(9,624)	$(5,319)	$(12,126)	$(9,245)	$(14,013)
Net loss per share	$(0.23)	$(0.38)	$(0.27)	$(0.14)	$(0.08)	$(0.17)	$(0.13)	$(0.20)

NOTE 14 – BUILD-TO-SUIT LEASE

In December 2015 the Company entered into a long-term property lease which includes construction by the lessor of a building with approximately 41,400 square feet of space, in Richmond, California. Substantial completion of the building was accomplished in December 2016 at which time the lease commenced. The lease agreement expires in December 2021, five years after substantial completion of the building. The Company has two options to extend the lease term for up to a combined additional ten years.

The Company is deemed, for accounting purposes only, to be the owner of the entire project including the building shell, even though it is not the legal owner. In connection with the Company’s accounting for this transaction, the Company capitalized the costs of construction as a build-to-suit property within property and equipment, net, and recognize a corresponding build-to-suit lease obligation for the same amount. As of December 31, 2016, $3.9 million of costs were capitalized in buildings with a corresponding build-to-suit lease obligation recognized related to this lease.

Construction has completed on the facility and as such a portion of the monthly lease payment is allocated to land rent and recorded as an operating lease expense and the non-interest portion of the amortized lease payments to the landlord related to the rent of the building is applied to reduce the build-to-suit lease obligation.

NOTE 15 – CLAIMS SETTLEMENT

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

ITEM 9 – CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A – CONTROLS AND PROCEDURES

(I) Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934, as amended (Exchange Act) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission’s (SEC) rules and forms. Our management evaluated, with the participation of our chief executive officer (CEO) and our chief financial officer (CFO), the effectiveness of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) under the Exchange Act. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective, at a reasonable assurance level, as of December 31, 2016.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework set forth in the “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on our evaluation under the framework set forth in “Internal Control—Integrated Framework,” our management concluded that our internal control over financial reporting was effective as of December 31, 2016. The effectiveness of our internal control over financial reporting as of December 31, 2016 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included herein.

There have been no significant changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect internal control over financial reporting during the fiscal year ended December 31, 2016.

(III) Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Sangamo Therapeutics, Inc.

We have audited Sangamo Therapeutics, Inc.’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Sangamo Therapeutics, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Sangamo Therapeutics, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Sangamo Therapeutics, Inc. as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2016 of Sangamo Therapeutics, Inc. and our report dated February 28, 2017 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Redwood City, California

February 28, 2017

ITEM 9B – OTHER INFORMATION

None

PART III

Certain information required by Part III is omitted from this Report on Form 10-K since we intend to file our definitive Proxy Statement for our next Annual Meeting of Stockholders, pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended (the 2017 Proxy Statement), no later than April 30, 2016, and certain information to be included in the 2017 Proxy Statement is incorporated herein by reference.

ITEM 10 – DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item concerning our directors, executive officers, Section 16 compliance and corporate governance matters is incorporated by reference to the information set forth in the sections titled “Election of Directors,” “Management,” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our 2017 Proxy Statement.

ITEM 11 – EXECUTIVE COMPENSATION

The information required by this item regarding executive compensation is incorporated by reference to the information set forth in the sections titled “Executive Compensation” in our 2017 Proxy Statement.

ITEM 12 – SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item regarding security ownership of certain beneficial owners and management is incorporated by reference to the information set forth in the section titled “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plans” in our 2017 Proxy Statement.

ITEM 13 – CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item regarding certain relationships and related transactions is incorporated by reference to the information set forth in the section titled “Certain Relationships and Related Transactions” in our 2017 Proxy Statement.

ITEM 14 – PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item regarding principal accounting fees and services is incorporated by reference to the information set forth in the section titled “Principal Accounting Fees and Services” in our 2017 Proxy Statement.

PART IV

ITEM 15 – EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following documents are included as part of this Annual Report on Form 10-K:

1. Financial Statements—See Index to Consolidated Financial Statements in Item 8.

2. Financial Statement Schedules—Not Applicable.

3. Exhibits—See Index to Exhibits.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 28, 2017.

SANGAMO THERAPEUTICS, INC.

By:	/ S / ALEXANDER MACRAE
Alexander Macrae
President, and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/ S / ALEXANDER MACRAE	President, Chief Executive Officer (Principal Executive Officer)	February 28, 2017
Alexander Macrae

/ S / H. WARD WOLFF	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	February 28, 2017
H. Ward Wolff

/ S / EDWARD O. LANPHIER II	Director and Chairman of the Board	February 28, 2017
Edward O. Lanphier II

/ S / Robert F. Carey	Director	February 28, 2017
Robert F Carey

/ S / STEPHEN G. DILLY, M.B.B.S, PH.D	Director	February 28, 2017
Stephen G. Dilly, M.B.B.S, Ph.D

/s/ STEVEN J. MENTO, PH.D	Director	February 28, 2017
Steven J. Mento, Ph.D

/ S / H. STEWART PARKER	Director	February 28, 2017
H. Stewart Parker

/ S / SAIRA RAMASASTRY	Director	February 28, 2017
Saira Ramasastry

/ S / William R. Ringo	Director	February 28, 2017
William R. Ringo

INDEX TO EXHIBITS

Exhibit Number	Description of Document

1.1	Sales Agreement with Cowen and Company, LLC (incorporated by reference to Exhibit 1.1 to the Company’s Form 8-K filed on December 7, 2016)
3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1/A (Registration No. 333-30134) filed April 4, 2000).

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1/A (Registration No. 333-30134) filed April 4, 2000).

3.3

Certificate of Amendment of Seventh Amended and Restated Certificate of Incorporation of Sangamo Therapeutics, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K, filed April 22, 2014).

3.4	Second Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to the Company’s Form 10-Q, filed October 28, 2014).

3.5	Amendment No. 1 to Second Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed on March 18, 2016).

3.6	Certificate of Amendment of Seventh Amended and Restated Certificate of Incorporation dated June 14, 2016 (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed on June 15, 2016).

4.1	Form of Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1/A (Registration No. 333-30134) filed April 4, 2000).

4.2	Form of Senior Debt Indenture (incorporated by reference to Exhibit 4.10 to the Company’s Registration Statement on Form S-3 (Registration No. 333-194126) filed February 25, 2014).

4.3	Form of Subordinated Debt Indenture (incorporated by reference to Exhibit 4.12 to the Company’s Registration Statement on Form S-3 (Registration No. 333-194126) filed February 25, 2014).

10.1(+)	2000 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-1/A (Registration No. 333-30134) filed February 24, 2000).

10.2	Form of Indemnification Agreement (incorporated by reference to Exhibit 1024 to the Company’s Quarterly Report on Form 10-Q filed August 6, 2015).

10.3	Sublicense Agreement, by and between Sangamo and Johnson & Johnson, dated May 9, 1996 (incorporated by reference to Exhibit 10.3 to the Company’s Annual Report on Form 10-K/A filed April 22, 2010).

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

10.7†

Second Amendment to Patent License Agreement between Sangamo and Massachusetts Institute of Technology, dated December 2, 1998 (incorporated by reference to Exhibit 10.8 to the Company’s Annual Report on Form 10-K, filed March 5, 2010).

10.8

Amendment No. 2 to License Agreement between Sangamo and the Johns Hopkins University, effective as of July 26, 1999 (incorporated by reference to Exhibit 10.9 to the Company’s Annual Report on Form 10-K, filed March 5, 2010).

10.9†

Third Amendment to Patent License Agreement between Sangamo and Massachusetts Institute of Technology, dated September 1, 1999 (incorporated by reference to Exhibit 10.10 to the Company’s Annual Report on Form 10-K, filed March 5, 2010).

Exhibit Number	Description of Document

10.10

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

10.13†

Fifth Amendment to Patent License Agreement between Sangamo and Massachusetts Institute of Technology, effective as of December 15, 2000 (incorporated by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K, filed March 5, 2010).

10.14

First Amendment to Triple Net Laboratory Lease, between Sangamo and Point Richmond R&D Associates II, LLC, dated March 12, 2004 (incorporated by reference to Sangamo’s Annual Report on Form 10-K for the year ended December 31, 2004).

10.15†

Sixth Amendment to Patent License Agreement between Sangamo and Massachusetts Institute of Technology, dated September 1, 2005 (incorporated by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K, filed March 5, 2010).

10.16†

Research and Commercial Option License Agreement, dated October 5, 2005, between Sangamo and Dow AgroSciences LLC (incorporated by reference to Exhibit 10.23 to the Company’s Annual Report on Form 10-K, filed March 16, 2006).

10.17†

Research, Development and Commercialization Agreement dated October 24, 2006 between Sangamo and Juvenile Diabetes Research Foundation International (incorporated by reference to Exhibit 10.19 to the Company’s Annual Report on Form 10-K, filed March 1, 2007).

10.18†

Seventh Amendment to Patent License Agreement between Sangamo and Massachusetts Institute of Technology, dated October 27, 2006 (incorporated by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-K, filed March 5, 2010).

10.19

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

10.21†	Research and License Agreement between Sangamo and Genentech, Inc., dated April 27, 2007 (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q, filed August 9, 2007).

10.22†

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

10.24

First Amendment of the License Agreement between Sigma-Aldrich Corporation and Sangamo, dated November 9, 2007 (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q filed on November 6, 2009).

10.25†	Letter Agreement between Sangamo and Sigma-Aldrich Corporation, dated February 25, 2008 (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q filed on May 9, 2008).

10.26†	Second Research and License Agreement between Sangamo and Genentech, Inc., dated February 27, 2008 (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q filed on May 9, 2008).

10.27†	License Agreement between Sangamo and Open Monoclonal Technology, Inc., dated April 2, 2008 (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q filed on August 7, 2008).

10.28

Amendment to License Agreement by and between The Scripps Research Institute and Sangamo, dated April 29, 2008 (incorporated by reference to Exhibit 10.32 to the Company’s Annual Report on Form 10-K, filed March 5, 2010).

Exhibit Number	Description of Document

10.29†

Research and License Agreement between Sangamo and F. Hoffmann-La Roche Ltd and Hoffmann-La Roche Inc., dated July 2, 2008 (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q filed on November 4, 2008).

10.30†	Letter Agreement between Sangamo and Sigma-Aldrich Corporation, dated July 2, 2008 (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q filed on November 4, 2008).

10.31(+)

Amended and Restated Employment Agreement between Sangamo and H. Ward Wolff, dated December 31, 2008 (incorporated by reference to Exhibit 10.26 to the Company’s Annual Report on Form 10-K, filed March 3, 2009).

10.32(+)

First Amendment to Employment Agreement between Sangamo and Edward O. Lanphier, dated December 31, 2008 (incorporated by reference to Exhibit 10.27 to the Company’s Annual Report on Form 10-K, filed March 3, 2009).

10.33†

Second Amendment of Research and Commercial Option License Agreement between Sangamo and Dow AgroSciences LLC, dated February 13, 2009 (incorporated by reference to Exhibit 10.39 to the Company’s Annual Report on Form 10-K, filed March 5, 2010).

10.34

Third Amendment of Research and Commercial Option License Agreement between Sangamo and Dow AgroSciences LLC, dated February 28, 2009 (incorporated by reference to Exhibit 10.40 to the Company’s Annual Report on Form 10-K, filed March 5, 2010).

10.35†

Second Amendment of the License Agreement between Sigma-Aldrich Corporation and Sangamo, dated September 25, 2009 (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q filed on November 6, 2009).

10.36†

Third Amendment to the License Agreement between Sigma-Aldrich Corporation and Sangamo, dated October 2, 2009 (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q filed on November 6, 2009).

10.37

Fourth Amendment of Research and Commercial Option License Agreement between Sangamo and Dow AgroSciences LLC, dated January 8, 2010 (incorporated by reference to Exhibit 10.45 to the Company’s Annual Report on Form 10-K, filed March 5, 2010).

10.38	Form of Non-Employee Director Restricted Stock Issuance Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q filed on August 5, 2010).

10.39

Fifth Amendment of the Research and Commercial License Option Agreement between Sangamo Therapeutics, Inc. and Dow AgroSciences LLC, dated May 14, 2010 (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q filed on November 3, 2010).

10.40†

Sixth Amendment of the Research and Commercial License Option Agreement between Sangamo Therapeutics, Inc. and Dow AgroSciences LLC, dated August 27, 2010 (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q filed on November 3, 2010).

10.41†

Seventh Amendment of the Research and Commercial License Option Agreement between Sangamo Therapeutics, Inc. and Dow AgroSciences LLC, dated December 3, 2010 (incorporated by reference to Exhibit 10.49 to the Company’s Form 10-K filed on February 16, 2011).

10.42†

Letter Agreement Amendment regarding the Research and Commercial License Option Agreement between Sangamo Therapeutics, Inc. and Dow AgroSciences LLC, dated December 3, 2010 (incorporated by reference to Exhibit 10.50 to the Company’s Form 10-K filed on February 16, 2011).

10.43†	Letter Agreement between Sangamo and Sigma-Aldrich Corporation, dated March 1, 2011 (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q filed on August 5, 2011).

10.44†

Letter dated May 19, 2011 from Dow AgroSciences LLC (“DAS”) to Sangamo amending the Research and Commercial License Option Agreement between DAS and Sangamo, dated as of October 1, 2005, as amended (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q filed on August 5, 2011).

10.45(+)	Amended and Restated Employment Agreement between Sangamo and Edward O. Lanphier II, dated June 21, 2011 (incorporated by reference to Exhibit 10.3 to the Company’s Form 10-Q filed on August 5, 2011).

10.46(+)	Employment Agreement between Sangamo and Dr. Geoff Nichol, dated June 17, 2011 (incorporated by reference to Exhibit 10.4 to the Company’s Form 10-Q filed on August 5, 2011).

10.47(+)	Amended and Restated Employment Agreement between Sangamo and H. Ward Wolff, dated December 15, 2011 (incorporated by reference to Exhibit 10.55 to Company’s Form 10-K filed on February 23, 2012).

Exhibit Number	Description of Document
10.48(+)	Form of Restricted Stock Unit Agreement under the Company’s 2004 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on December 3, 2007).

10.49†	Collaboration and License Agreement between Sangamo and Shire AG, dated January 31, 2012 (incorporated by reference to Exhibit 10.57 to the Company’s Form 10-K filed on February 23, 2012).

10.50

Fourth Amendment of the License Agreement between Sangamo and Sigma-Aldrich Corporation, dated as of September 14, 2012 (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q filed on November 2, 2012).

10.51	Sangamo Therapeutics, Inc. Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on June 27, 2012).

10.52

Agreement and Plan of Merger by and among Sangamo Therapeutics, Inc., Merger Sub and Ceregene and the Stockholders’ Representative (incorporated by reference to the Company’s Form 8-K filed on October 7, 2013).

10.53	Sangamo Therapeutics, Inc. 2013 Stock Incentive Plan (incorporated by reference to Appendix A to Sangamo’s proxy statement on Schedule 14-A filed with the SEC on April 25, 2013).

10.54	Consent Letter from Sigma-Aldrich Co. LLC to the Company dated September 25, 2014 (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q, filed October 28, 2014).

10.55†

Global Research, Development and Commercialization Collaboration and License Agreement between Sangamo Therapeutics, Inc. and Biogen Idec Ma Inc. dated as of January 8, 2014 (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q, filed May 7, 2014).

10.56	Amendment of 2013 Stock Incentive Plan on Reduction of Share Reserve (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q, filed May 7, 2014).

10.57

Ninth Amendment dated as of March 14, 2014 to License Agreement between Sangamo Therapeutics, Inc. and Massachusetts Institute of Technology dated May 9, 1996 (incorporated by reference to Exhibit 10.3 to the Company’s Form 10-Q, filed October 28, 2014).

10.58	Sangamo Therapeutics, Inc. Amended and Restated 2013 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on June 25, 2015).

10.59†

Seventh Amendment to the License Agreement, dated as of January 1, 2015, between the Company and Sigma Aldrich Co., LLC(incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on August 6, 2015)

10.60†

Amended and Restated Collaboration and License Agreement, dated September 1, 2015, between the Company and Shire International GMBH (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on October 30, 2015).

10.61†

Letter Amendment dated December 14, 2015 to Global Research, Development and Commercialization Collaboration and License Agreement, dated January 8, 2014 between the Company and Biogen (incorporated by reference to Exhibit 10.63 to the Company’s Form 10-K, filed on February 18, 2016).

10.62†	Letter Agreement and Waiver dated March 24, 2016 with Biogen (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on May 5, 2016).
10.63(+)

Employment Agreement dated May 17, 2016 between Sangamo Therapeutics, Inc. and Alexander (Sandy) Macrae (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on August 4, 2016).

10.64†

Eighth Amendment to Research and Commercial License Option Agreement between the Company and Dow AgroSciences, LLC, dated as of August 19, 2016 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on October 27, 2016).

10.65†	Consent letter between the Company and Sigma-Aldrich Co. dated July 26, 2016 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on October 27, 2016).
10.66†

First Amendment to License Agreement between the Company and Open Monoclonal Technology, Inc., dated September 20, 2016 (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on October 27, 2016).

12.1

Computation of Ratio of Earnings to Fixed Charges (incorporated by reference to Exhibit 12.1 to the Company’s Post-Effective Amendment No. 1 to the Registration Statement on Form S-3 (Registration No. 333-194126) filed February 18, 2016).

21.1	Subsidiaries of the Company

Exhibit Number	Description of Document
23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Rule 13a-14(a) Certification of Principal Executive Officer.

31.2	Rule 13a-14(a) Certification of Principal Financial Officer.

32.1	Certification Pursuant to 18 U.S.C. Section 1350.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

†

Confidential treatment has been granted for certain information contained in this document pursuant to an order of the Securities and Exchange Commission. Such information has been omitted and filed separately with the Securities and Exchange Commission.

(+)	Indicates management contract or compensatory plan or arrangement.