Form 10-Q
period 2017-03-31
SANGAMO THERAPEUTICS, INC
filed 2017-05-10
CIK 1001233

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒

As of May 5, 2017, 71,939,193 shares of the issuer’s common stock, par value $0.01 per share, were outstanding.

INDEX

SANGAMO THERAPEUTICS, INC.

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

ZFP Therapeutic® and Engineering Genetic Cures® are registered trademarks of Sangamo Therapeutics, Inc. This report also contains trademarks and trade names that are the property of their respective owners.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

SANGAMO THERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited; in thousands, except share and per share amounts)

	March 31,	December 31,
	2017	2016
ASSETS
Current assets:
Cash and cash equivalents	$18,486	$22,061
Marketable securities	110,780	120,474
Interest receivable	398	224
Accounts receivable	2,401	4,972
Prepaid expenses	1,709	1,849
Total current assets	133,774	149,580

Marketable securities, non-current	2,995	—
Property and equipment, net	7,267	6,557
Goodwill	1,585	1,585
Other assets	1,189	169
Total assets	$146,810	$157,891
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$7,425	$6,261
Accrued compensation and employee benefits	2,039	2,885
Deferred revenues	3,600	4,145
Total current liabilities	13,064	13,291
Deferred revenues, non-current	4,135	4,460
Build-to-suit lease obligation	3,928	3,945
Total liabilities	21,127	21,696
Commitments and contingencies
Stockholders' equity:
Common stock, $0.01 par value; 160,000,000 shares authorized, 71,752,413 and 70,871,902 shares issued and outstanding at March 31, 2017 and December 31, 2016, respectively	718	709
Additional paid-in capital	582,600	576,377
Accumulated deficit	(457,543)	(440,911)
Accumulated other comprehensive (loss) income	(92)	20
Total stockholders' equity	125,683	136,195
Total liabilities and stockholders' equity	$146,810	$157,891

See accompanying notes.

SANGAMO THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited; in thousands, except per share amounts)

	Three months ended
	March 31,
	2017	2016
Revenues:
Collaboration agreements	$3,306	$3,711
Research grants	119	231
Total revenues	3,425	3,942
Operating expenses:
Research and development	12,942	15,266
General and administrative	7,275	5,357
Total operating expenses	20,217	20,623
Loss from operations	(16,792)	(16,681)
Interest and other income, net	160	187
Net loss	$(16,632)	$(16,494)
Basic and diluted net loss per share	$(0.23)	$(0.23)
Shares used in computing basic and diluted net loss per share	71,025	70,373

See accompanying notes.

SANGAMO THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited; in thousands)

	Three months ended
	March 31,
	2017	2016
Net loss	$(16,632)	$(16,494)
Change in unrealized gain (loss) on available-for-sale securities, net of tax	(112)	83
Comprehensive loss	$(16,744)	$(16,411)

See accompanying notes.

SANGAMO THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited: in thousands)

	Three months ended
	March 31,
	2017	2016
Operating Activities:
Net loss	$(16,632)	$(16,494)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	301	245
Amortization of premium on marketable securities	60	72
Stock-based compensation	2,788	3,194
Other	72	—
Net changes in operating assets and liabilities:
Interest receivable	(174)	(95)
Accounts receivable	2,571	(46)
Prepaid expenses and other assets	70	172
Accounts payable and accrued liabilities	(418)	(5,158)
Accrued compensation and employee benefits	(846)	(1,026)
Deferred revenues	(870)	(1,224)
Net cash used in operating activities	(13,078)	(20,360)
Investing Activities:
Purchases of marketable securities	(38,973)	(84,816)
Maturities of marketable securities	45,500	68,770
Purchases of property and equipment	(468)	(252)
Net cash provided by / (used in) investing activities	6,059	(16,298)
Financing Activities:
Proceeds from public offering of common stock, net of issuance costs	3,425	—
Taxes paid related to net share settlement of equity awards	(4)	(2)
Proceeds from issuance of common stock	23	187
Net cash provided by financing activities	3,444	185
Net decrease in cash and cash equivalents	(3,575)	(36,473)
Cash and cash equivalents, beginning of period	22,061	69,482
Cash and cash equivalents, end of period	$18,486	$33,009
Supplemental disclosure of noncash investing activities:
Property and equipment included in accrued liabilities	$536	$253
License included in accrued liabilities	$950	$—

See accompanying notes.

SANGAMO THERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2017

(Unaudited)

NOTE 1—BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Sangamo Therapeutics, Inc. (“Sangamo” or the “Company”) have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017. The condensed consolidated balance sheet data at December 31, 2016 were derived from the audited consolidated financial statements included in Sangamo’s Form 10-K for the year ended December 31, 2016, as filed with the SEC. The accompanying condensed consolidated financial statements and related financial information should be read in conjunction with the audited financial statements and footnotes thereto for the year ended December 31, 2016, included in Sangamo’s Form 10-K, as filed with the SEC.

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

For revenue agreements with multiple element arrangements, such as license and development agreements, entered into on or after January 1, 2011, the Company allocates revenue to each non-contingent element based on the relative selling price of each element. When applying the relative selling price method, the Company determines the selling price for each deliverable using Vendor Specific Objective Evidence (“VSOE”) of selling price or Third Party Evidence (“TPE”) of selling price. If neither exists, the Company uses Estimated Selling Price (“ESP”) for that deliverable. Revenue allocated is then recognized when the basic four revenue recognition criteria are met for each element. The collaboration and license agreements entered into with Shire International GmbH, formerly Shire AG (“Shire”), in January 2012 and Bioverativ, formerly Biogen Idec Inc. (“Bioverativ”) in January 2014, as amended, were evaluated under these amended accounting standards.

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

Minimum annual sublicense fees are also recognized as revenue in the period in which such fees are due. Royalty revenues are generally recognized when earned and collectability of the related royalty payment is reasonably assured. The Company recognizes cost reimbursement revenue under collaborative agreements as the related research and development costs for services are rendered assuming all other applicable revenue recognition criteria have been met. Deferred revenue represents the portion of research or license payments received which have not been earned.

Sangamo’s research grants are typically multi-year agreements and provide for the reimbursement of qualified expenses for research and development as defined under the terms of the grant agreement. Revenue under grant agreements is recognized when the related qualified research expenses are incurred.

Recent Accounting Standards

In March 2016, the FASB issued ASU No. 2016-09, “Compensation – Stock Compensation (Topic 718).” This update involves several aspects of the accounting for share-based transactions, including the income tax consequences, classification of awards as either equity or liabilities, how to account for forfeitures, and classification on the statement of cash flows. The amendments in this update are effective for the Company for its fiscal year 2017. As a result of the adoption, the Company recognized current and prior excess tax benefits related to the exercise of options in its income tax provision.  As a result of the Company’s historic, current losses and valuation allowance applied to its deferred tax assets, the gross cumulative effect when considering the federal and state tax impact is $7.5 million. The Company has elected to prospectively apply the amendments related to classifying cash flows related to excess tax benefits as an operating activity. During the quarter ended March 31, 2017 excess tax benefits were classified as an operating activity on the consolidated statement of cash flows, along with other income tax cash flows. The Company has made a policy election to account for forfeitures as they occur. This election was adopted using a modified retrospective approach resulting in an immaterial cumulative effect on retained earnings at the beginning of the period. Prior to the adoption, forfeitures were accounted for using an estimated forfeiture rate.

In February 2016 the FASB issued ASU No. 2016-02 (ASU 2016-02) “Leases.” ASU 2016-02 amends a number of aspects of lease accounting, including requiring lessees to recognize almost all leases with a term greater than one year as a right-of-use asset and corresponding liability, measured at the present value of the lease payments. The guidance will become effective for the Company beginning in the first quarter of 2019 with early adoption permitted and will be adopted using a modified retrospective approach. We are evaluating the impact of the adoption of this standard on our consolidated financial statements, and expect our operating lease commitments will be subject to the new standard and recognized as a right-of-use assets and operating lease liabilities upon adoption, which will increase our total assets and total liabilities as compared to amounts prior to adoption.

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

The fair value measurements of the Company’s cash equivalents, and available-for-sale marketable securities are identified at the following levels within the fair value hierarchy (in thousands):

	March 31, 2017
	Fair Value Measurements
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents:
Money market funds	$10,632	$10,632	$—	$—
Total	10,632	10,632	—	—
Marketable securities:
Commercial paper securities	24,394	—	24,394	—
Corporate debt securities	6,001	—	6,001	—
U.S. government sponsored entity debt securities	83,380	—	83,380	—
Total	113,775	—	113,775	—
Total cash equivalents and marketable securities	$124,407	$10,632	$113,775	$—

	December 31, 2016
	Fair Value Measurements
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents:
Money market funds	$18,992	$18,992	$—	$—
Total	18,992	18,992	—	—
Marketable securities:
Commercial paper securities	23,185	—	23,185	—
Corporate debt securities	10,004	—	10,004	—
U.S. government sponsored entity debt securities	87,285	—	87,285	—
Total	120,474	—	120,474	—
Total cash equivalents and marketable securities	$139,466	$18,992	$120,474	$—

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

The table below summarizes the Company’s investments (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	(Losses)	Fair Value
March 31, 2017
Cash equivalents:
Money market funds	$10,632	$—	$—	$10,632
Total	10,632	—	—	10,632
Available-for-sale securities:
Commercial paper securities	24,397	1	(4)	24,394
Corporate debt securities	6,001	—	—	6,001
U.S. government sponsored entity debt securities	83,439	—	(59)	83,380
Total	113,837	1	(63)	113,775
Total cash equivalents and available-for-sale securities	$124,469	$1	$(63)	$124,407
December 31, 2016
Cash equivalents:
Money market funds	$18,992	$—	$—	$18,992
Total	18,992	—	—	18,992
Available-for-sale securities:
Commercial paper securities	23,112	73	—	23,185
Corporate debt securities	10,005	—	(1)	10,004
U.S. government sponsored entity debt securities	87,307	3	(25)	87,285
Total	120,424	76	(26)	120,474
Total cash equivalents and available-for-sale securities	$139,416	$76	$(26)	$139,466

The Company had no other-than-temporary impairments of its investments for the three months ended March 31, 2017 or the twelve months ended December 31, 2016. As of March 31, 2017 and December 31, 2016, all of the Company’s investments had maturity dates within two years. The Company had no material realized losses or other-than-temporary impairments of available-for-sale securities as of the three months ended March 31, 2017. Sangamo has the intent and ability to hold its investments for a period of time sufficient to allow for any anticipated recovery in market value.

NOTE 4—BASIC AND DILUTED NET LOSS PER SHARE

Basic net loss per share has been computed by dividing the net loss by the weighted-average number of shares of common stock outstanding during the period. Diluted net loss per share is calculated by dividing net loss by the weighted-average number of shares of common stock and potential dilutive securities outstanding during the period.

Because Sangamo is in a net loss position, diluted net loss per share excludes the effects of common stock equivalents consisting of stock options and restricted stock units, which are all anti-dilutive. The total number of shares subject to stock options and restricted stock units outstanding were excluded from consideration in the calculation of diluted net loss per share. Stock options and restricted stock units outstanding for the three months ended March 31, 2017 and 2016 were 10,620,257 and 8,880,007, respectively.

NOTE 5—MAJOR CUSTOMERS, PARTNERSHIPS AND STRATEGIC ALLIANCES

Collaboration Agreements

Collaboration and License Agreement with Bioverativ Inc. in Human Therapeutics

In January 2014 the Company entered into a Global Research, Development and Commercialization Collaboration and License Agreement with Biogen, Inc., and in January 2017 this agreement has been assigned by Biogen to its hemophilia spin-off, Bioverativ (the “Bioverativ Agreement”).  Pursuant to the Bioverativ Agreement, Sangamo and Bioverativ collaborate to discover, develop, seek regulatory approval for and commercialize therapeutics based on Sangamo’s zinc finger DNA-binding protein (ZFP) technology for hemoglobinopathies, including beta-thalassemia and sickle cell disease (SCD).

Under the Bioverativ Agreement, Sangamo and Bioverativ jointly conduct two research programs: the beta-thalassemia program and the SCD program. For the beta-thalassemia program, Sangamo is responsible for all discovery, research and development activities through the first human clinical trial for the first therapeutic developed under the Bioverativ Agreement for the treatment of beta-thalassemia. For the SCD program, both parties are responsible for research and development activities through the submission of an Investigational New Drug (IND) application for ZFP Therapeutics intended to treat SCD. For both programs, Bioverativ is responsible for subsequent world-wide clinical development, manufacturing and commercialization of licensed products developed under the Bioverativ Agreement. At the end of specified research terms for each program or under certain specified circumstances, Bioverativ retains the right to step in and take over any remaining activities of Sangamo. Furthermore, Sangamo has an option to co-promote in the United States any licensed product to treat beta-thalassemia and SCD developed under the Bioverativ Agreement, and Bioverativ agrees to compensate Sangamo for such co-promotion activities.

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

The Company has identified the deliverables within the arrangement as a license to the technology and on-going research services activities. The Company concluded that the license is not a separate unit of accounting as it does not have stand-alone value to Bioverativ apart from the research services to be performed pursuant to the Bioverativ Agreement. As a result, the Company will recognize revenue from the upfront payment on a straight-line basis over a forty-four month estimated research term as of the November 2016 modification date, during which time the Company will perform research services. The estimated period of performance is reviewed quarterly and adjusted, as needed, to reflect our current assumptions regarding the timing of our deliverables. As of March 31, 2017, the Company has deferred revenue of $6.0 million related to the Bioverativ Agreement.

Revenues recognized under the agreement with Bioverativ for the three months ended March 31, 2017 and 2016 were as follows (in thousands):

	Three months ended
	March 31,
	2017	2016
Revenue related to Bioverativ Collaboration:
Recognition of upfront fee	$442	$608
Research services	1,709	2,031
Total	$2,151	$2,639

Costs and expenses incurred under the Bioverativ Agreement related to the beta-thalassemia project, which was co-funded with California Institute for Regenerative Medicine (CIRM), were $1.6 million and $2.0 million during the three months ended March 31, 2017 and 2016, respectively.

Amended Collaboration and License Agreement with Shire International GmbH in Human Therapeutics and Diagnostics

In January 2012, the Company entered into a Collaboration and License Agreement with Shire (the “Shire Agreement ”), pursuant to which the Company and Shire collaborate to research, develop and commercialize human therapeutics and diagnostics for monogenic diseases based on Sangamo’s novel ZFP technology. This agreement was amended on September 1, 2015, as described in more detail below.

Under the original Shire Agreement, the Company and Shire agreed to develop potential human therapeutic or diagnostic products for seven gene targets. The initial four gene targets selected were blood clotting Factors VII, VIII, IX and X, and products developed for such initial gene targets will be used for treating or diagnosing hemophilia A and B. In June 2012, Shire selected a fifth gene target for the development of a therapeutic for Huntington’s disease. Shire had the right, subject to certain limitations, to designate two additional gene targets. Pursuant to the Shire Agreement, the Company granted Shire an exclusive, world-wide, royalty-bearing license, with the right to grant sublicenses, to use Sangamo’s ZFP technology for the purpose of developing and commercializing human therapeutic and diagnostic products for the gene targets.

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

On September 1, 2015, the Shire Agreement was amended such that Shire agreed to return to Sangamo the exclusive, world-wide rights to gene targets for the development and commercialization of therapeutics for hemophilia A and B.  Shire retains the rights and will continue to develop a therapeutic for Huntington’s disease.  Sangamo will provide certain target feasibility services, and upon Shire’s request, certain research activities according to a research plan as agreed upon by both companies. Such research activities performed by Sangamo will be reimbursed by Shire. Shire’s rights with respect to other targets contemplated in the original agreement revert to Sangamo. Under the amended agreement, each company is responsible for expenses associated with its own programs and will reimburse the other for any ongoing services provided. Sangamo has granted Shire a right of first negotiation to license Sangamo’s hemophilia A and B products based on Sangamo’s ZFP technology. Under the amended agreement, Shire does not have any milestone payment obligations with respect to the retained programs, but it is required to pay single digit percentage royalties to Sangamo, up to a specified maximum cap, on the commercial sales of therapeutic products from such programs. Under the Shire Agreement as amended, Sangamo has full control over, and full responsibility for the costs of, the hemophilia programs returned to us, subject to certain diligence obligations and Shire’s right of first negotiation to obtain a license to such programs under certain circumstances. The Company is required to pay single digit percentage royalties to Shire, up to a specified maximum cap, on commercial sales of therapeutic products from such returned programs.

The Company has identified the deliverables within the amended arrangement as a license to the technology and on-going research services activities. The Company has concluded that the license is not a separate unit of accounting as it does not have stand-alone value to Shire apart from the research services to be performed pursuant to the Shire amendment. Sangamo continues to be responsible for research activities related to the licensed technology with Shire under the amendment. As a result, the Company will continue to recognize revenue from the upfront payment received upon entering into the original Shire agreement in 2012 on a straight-line basis over the six-year initial research term during which the Company expects to perform research services. As of March 31, 2017, the Company has deferred revenue of $1.8 million related to the Shire Agreement, as amended.

Revenues recognized under the agreement with Shire for the three months ended March 31, 2017 and 2016 were as follows (in thousands):

	Three months ended
	March 31,
	2017	2016
Revenue related to Shire Collaboration:
Recognition of upfront fee	$583	$542
Research services	107	429
Total	$690	$971

Related costs and expenses incurred under the Shire agreement were $0.1 million and $0.4 million during the three months ended March 31, 2017 and 2016.

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

Revenues recognized under the agreement with Sigma for the three months ended March 31, 2017 and 2016 were as follows (in thousands):

	Three months ended
	March 31,
	2017	2016
Revenue related to Sigma Collaboration:
Royalty revenues	$32	$12
License fee revenues	267	7
Total	$299	$19

Related costs and expenses incurred under the Sigma agreement were $0.0 million during both the three months ended March 31, 2017 and 2016, respectively.

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

There were no revenues recognized or costs and expenses incurred under this agreement during the three months ended March 31, 2017 and 2016, respectively.

Funding from Research Foundations

California Institute for Regenerative Medicine (“CIRM”) - HIV

In May 2014 CIRM agreed to fund a $5.6 million Strategic Partnership Award to fund the clinical studies of a potentially curative therapeutic for HIV/AIDS based on the application of Sangamo’s ZFN genome editing technology in hematopoietic stem and progenitor cells (HSPCs). The four year grant provides matching funds to support evaluation of the Company’s stem cell-based therapeutic in a clinical trial in HIV-infected individuals conducted at City of Hope.

There were no revenues attributable to research and development performed under this Strategic Partnership Award during the three months ended either March 31, 2017 or 2016. Related costs and expenses incurred under the CIRM Strategic Partnership Award were $0.2 million and $0.3 million during the three months ended March 31, 2017 and 2016, respectively.

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

NOTE 7—STOCK-BASED COMPENSATION

The following table shows total stock-based compensation expense included in the condensed consolidated statements of operations for the three months ended March 31, 2017 and 2016 (in thousands):

	Three months ended
	March 31,
	2017	2016
Research and development	$1,218	$1,850
General and administrative	1,570	1,344
Total stock-based compensation expense	$2,788	$3,194

Included in the above stock-based compensation table for the three months ended March 31, 2017 is $0.8 million related to a modification of options for the Chief Financial Officer who retired during the quarter.

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

The Company is deemed, for accounting purposes only, to be the owner of the entire project including the building shell, even though it is not the legal owner. In connection with the Company’s accounting for this transaction, the Company capitalized the costs of construction as a build-to-suit property within property and equipment, net, and recognize a corresponding build-to-suit lease obligation for the same amount. As of March 31, 2017, $3.9 million of costs were capitalized in buildings with a corresponding build-to-suit lease obligation recognized related to this lease.

Construction has completed on the facility and as such a portion of the monthly lease payment is allocated to land rent and recorded as an operating lease expense and the non-interest portion of the amortized lease payments to the landlord related to the rent of the building is applied to reduce the build-to-suit lease obligation.

NOTE 9—AT THE MARKET OFFERING

On December 7, 2016, the Company entered into an “at the market” offering agreement with an investment bank, pursuant to which the Company may issue and sell from time to time up to $75.0 million of Sangamo common stock through the bank as the sales agent (“ATM Agreement”). Under the ATM Agreement, if the Company decides to sell shares, we will notify the sales agent, and the sales agent will use its commercially reasonable efforts to sell on our behalf all of the shares of common stock requested to be sold.  Sales of our common stock, if any, will be made at market prices by any method that is deemed to be an “at the market offering” as defined in Rule 415 under the Securities Act, as amended, including sales made directly on The NASDAQ Global Market and sales to or through a market maker other than on an exchange. In addition, with the Company’s prior written consent, the sales agent may also sell our common stock in negotiated transactions.   For the three months ended March 31, 2017, Sangamo issued at total of 871,149 shares of common stock under the ATM agreement and received net proceeds of $3.4 million, after deducting offering expenses, including $0.1 million of commission paid to the sales agent.

NOTE 10—SUBSEQUENT EVENT

On May 10, 2017, Sangamo entered into a Collaboration and License Agreement (the “Pfizer Agreement”) with Pfizer Inc. (“Pfizer”), pursuant to which Sangamo and Pfizer established a collaboration for the research, development and commercialization of SB-525, Sangamo’s gene therapy product candidate for Hemophilia A, and closely related products.

Under the Pfizer Agreement, Sangamo will be responsible for conducting the Phase 1/2 clinical trial and certain manufacturing activities for SB-525, while Pfizer will be responsible for subsequent worldwide development, manufacturing, marketing and commercialization of SB-525.  Sangamo and Pfizer may also collaborate in the research and development of additional adeno-associated virus (“AAV”)-based gene therapy products for Hemophilia A.

Under the Pfizer Agreement, Sangamo will receive an upfront fee of $70.0 million from Pfizer.  In addition, Sangamo is eligible to receive development milestone payments contingent on the achievement of specified clinical development, intellectual property, regulatory and first commercial sale milestones for SB-525 and potentially other products. The total amount of potential clinical development, intellectual property, regulatory, and first commercial sale milestone payments, assuming the achievement of all specified milestones in the Pfizer Agreement, is $475.0 million, which includes up to $300.0 million for SB-525 and up to $175.0 million for other products that may be developed under the Pfizer Agreement, subject to reduction on account of payments made under certain licenses for third party intellectual property.  In addition, Pfizer agrees to pay Sangamo royalties for each potential licensed product developed under the Pfizer Agreement that are an escalating tiered, double-digit percentage of the annual net sales of such product and are subject to reduction due to patent expiration, entry of biosimilar products to the market and payment made under certain licenses for third party intellectual property.

Subject to the terms of the Pfizer Agreement, Sangamo will grant Pfizer an exclusive, worldwide, royalty-bearing license, with the right to grant sublicenses, to use certain technology controlled by Sangamo for the purpose of developing, manufacturing and commercializing SB-525 and related products.  Under the Pfizer Agreement, Pfizer will grant Sangamo a non-exclusive, worldwide, royalty free, fully paid license, with the right to grant sublicenses, to use certain manufacturing technology developed under the Pfizer Agreement and controlled by Pfizer to manufacture Sangamo’s products that utilize the AAV delivery system.  During a specified period, neither Sangamo nor Pfizer will be permitted to clinically develop or commercialize, outside of the collaboration, certain AAV-based gene therapy products for Hemophilia A.

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

Overview

We are a clinical stage biotechnology company focused on translating ground-breaking science into genomic therapies that transform patients’ lives using our industry-leading platform technologies in genome editing, gene therapy, gene regulation and cell therapy. Our proprietary zinc finger DNA-binding proteins (ZFP) technology enables efficient and highly specific genome editing and gene regulation, and we are developing genome editing and gene therapies for the treatment of genetically diverse diseases. We have several proprietary clinical and preclinical programs in development and have strategically partnered certain programs with biopharmaceutical companies to obtain funding for our own programs and to expedite clinical and commercial development. Our long-term goal is to forward integrate into manufacturing, development and commercial operations to more fully capture the value of our proprietary genome editing and gene therapy products.

We, and our licensed partners, are the leaders in the research, development and commercialization of ZFPs, a naturally occurring class of proteins found in humans. We have used our knowledge and expertise to develop a proprietary technology platform in both genome editing and gene regulation. ZFPs can be engineered to make ZFP nucleases (ZFNs), proteins that can be used to specifically modify DNA sequences by adding or knocking out specific genes (genome editing), and ZFP transcription factors (ZFP TFs), proteins that can be used to turn genes on or off (gene regulation). Although we are focused on the development of human therapeutic applications, ZFPs act at the DNA level and potentially have broad and fundamental applications in several other areas, such as plant agriculture and research reagents, including the production of transgenic animals and cell-line engineering. In the process of developing this platform we have accrued significant scientific, manufacturing and regulatory capabilities and know-how that is generally applicable in the broader field of gene therapy.

The main focus for our company is the development of human therapeutics. We have initiated a Phase 1/2 clinical trials evaluating our proprietary ZFN in vivo genome editing approach for the treatment of hemophilia B, a blood disorder, Mucopolysaccharidosis I (MPS I) and Mucopolysaccharidosis II (MPS II), rare lysosomal storage disorders (LSD).  We also are planning to initiate Phase 1/2 clinical trial evaluating a gene therapy for the treatment of hemophilia A, a blood disorder. In addition, we have proprietary preclinical programs in other LSDs and research stage programs in other monogenic diseases, including certain central nervous system disorders and cancer immunotherapy.

We have established a collaborative partnership with Bioverativ, Inc., a spin-out company from Biogen, Inc., to research, develop and commercialize therapeutic genome editing products in hemoglobinopathies, including sickle cell disease (SCD) and beta-thalassemia.  We also have a collaborative partnership with Shire International GmbH, formerly Shire AG (Shire), to research, develop and commercialize our preclinical development program in Huntington’s disease.

On May 10, 2017, we entered into a Collaboration and License Agreement (the “Pfizer Agreement”) with Pfizer Inc. (“Pfizer”), pursuant to which we and Pfizer established a collaboration for the research, development and commercialization of SB-525, Sangamo’s gene therapy product candidate for Hemophilia A, and closely related products. Under the Pfizer Agreement, we will be responsible for conducting the Phase 1/2 clinical trial and certain manufacturing activities for SB-525, while Pfizer will be responsible for subsequent worldwide development, manufacturing, marketing and commercialization of SB-525.  We and Pfizer may also collaborate in the research and development of additional adeno-associated virus (“AAV”)-based gene therapy products for Hemophilia A.  See –“Liquidity and Capital Resources” below.

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

On January 5, 2017, we changed our corporate name from “Sangamo BioSciences, Inc.” to “Sangamo Therapeutics, Inc.” The new corporate name underscores our focus on clinical development of genomic therapies using our industry-leading platform technologies across genome editing, gene therapy, gene regulation and cell therapy.

Critical Accounting Estimates

The accompanying discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements and the related disclosures, which have been prepared in accordance with generally accepted accounting principles in the United States. The preparation of these financial statements requires us to make estimates, assumptions and judgments that affect the reported amounts in our consolidated financial statements and accompanying notes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe that there have been no significant changes in our critical accounting policies and estimates disclosed in our Annual Report on Form 10-K for the year ended December 31, 2016, as filed with the SEC.

Results of Operations

Three months ended March 31, 2017 and 2016

Revenues

	Three months ended March 31,
	(in thousands, except percentage values)
	2017	2016	Change	%
Revenues:
Collaboration agreements	$3,306	$3,711	$(405)	(11%)
Research Grants	119	231	(112)	(48%)
Total revenues	$3,425	$3,942	$(517)	(13%)

Total revenues consist of revenues from collaboration agreements and research grants. We anticipate revenues over the next several years will be derived primarily from our collaboration agreements with Bioverativ, DAS and Sigma.

Revenues from our corporate collaboration agreements were $3.3 million for the three months ended March 31, 2017, compared to $3.7 million in the corresponding period in 2016. The $0.4 million decrease in collaboration agreements revenues was primarily due to a decrease of $0.4 million in revenues related to the amendment of our collaboration and license agreement with Bioverativ and a $0.3 million decrease in revenues related to our collaboration and license agreement with Shire, primarily offset by a $0.3 million increase in Sigma revenue.  The revenues from Bioverativ included $1.7 million from research services and $0.4 million related to partial recognition of an upfront license fee of $20.0 million. The revenues from Shire included $0.1 million from research services and $0.6 million related to partial recognition of an upfront license fee of $13.0 million. Research grant revenues were approximately $0.1 million for the three months ended March 31, 2017, compared to $0.2 million in the corresponding period in 2016.

Operating Expenses

	Three months ended March 31,
	(in thousands, except percentage values)
	2017	2016	Change	%
Operating expenses:
Research and development	$12,942	$15,266	$(2,324)	(15%)
General and administrative	7,275	5,357	1,918	36%
Total expenses	$20,217	$20,623	$(406)	(2%)

Research and development

Research and development expenses consist primarily of salaries and personnel related expenses, including stock-based compensation, laboratory supplies, preclinical and clinical studies, manufacturing expenses, allocated facilities expenses, subcontracted research expenses and expenses for technology licenses. In 2015, we established a Technical Operations group to manage the relationships with third-party vendors used in our manufacturing processes as well as to improve our process development and increase our overall manufacturing capabilities.  We expect to continue to devote substantial resources to research and development in the future and expect research and development expenses to increase in the next several years if we are successful in advancing our AAV cDNA for treatment of hemophilia A and our in vivo genome editing programs in the clinic and if we are able to progress our earlier stage product candidates into clinical trials including our programs under our collaboration with Bioverativ. Pursuant to the terms of the agreement with Bioverativ, certain of our expenses related to research and development activities will be reimbursed, including employee and external research costs. The reimbursement funds received from Bioverativ are recognized as revenue as the costs are incurred and collection is reasonably assured. We also continue to fulfill our obligations under the terms of our non-therapeutic collaboration agreements with Sigma and DAS. In addition, to the extent we continue to receive royalties from Sigma, we will incur fees related to certain technologies that we have in-licensed.

Research and development expenses were $12.9 million for the three months ended March 31, 2017, compared to $15.3 million in the corresponding period in 2016. The decrease of $2.3 million in research and development expenses was primarily due to decreases of $2.9 million in manufacturing and research expenses, $0.6 million in stock-based compensation expense, and $0.6 million in lab supply expenses, partially offset by an increase of $1.0 million in salaries and benefits and $0.8 million in clinical trial expense.

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

General and administrative expenses were $7.3 million for the three months ended March 31, 2017, compared to $5.4 million for the corresponding period in 2016. The increase of $1.9 million in general and administrative expenses was primarily due to increases of $0.8 million in salaries and benefits, $0.8 million in legal expense, and $0.2 million in stock-based compensation expense.

Liquidity and Capital Resources

Liquidity

Since inception, we have incurred significant net losses and we have funded our operations primarily through the issuance of equity securities, payments from corporate collaborators and strategic partners and research grants.

As of March 31, 2017, we had cash, cash equivalents, marketable securities and interest receivable totaling $132.7 million compared to $142.8 million as of December 31, 2016, with the decrease primarily attributable to our net operating loss.

Our most significant use of capital pertains to salaries and benefits for our employees and external research and development expenses, such as manufacturing, clinical trials and preclinical activity related to our therapeutic programs. Our cash and investment balances are held in a variety of interest bearing instruments, including obligations of U.S. government agencies, U.S. Treasury debt securities, corporate debt securities and money market funds. Cash in excess of immediate requirements is invested in accordance with our investment policy with a view toward capital preservation and liquidity.

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

On December 7, 2016, we entered into an “at the market” offering agreement with an investment bank, pursuant to which we may issue and sell from time to time up to $75.0 million of our common stock through the bank as the sales agent (“ATM Agreement”). Under the ATM Agreement, if we decide to sell shares, the sales agent will use its commercially reasonable efforts to sell on our behalf all of the shares of common stock requested to be sold by us.  Sales of the common stock, if any, will be made at market prices by any method that is deemed to be an “at the market offering” as defined in Rule 415 under the Securities Act, as amended, including sales made directly on The NASDAQ Global Market and any other trading market for the common stock, and sales to or through a market maker other than on an exchange. In addition, with our prior written consent, the sales agent may also sell our common stock in negotiated transactions.   For the three months ended March 31, 2017, we issued a total of 871,149 shares of common stock under the ATM Agreement and received net proceeds of $3.4 million, after deducting offering expenses, including $0.1 million of commission paid to the sales agent.

On May 10, 2017, we entered into the Pfizer Agreement, pursuant to which we will receive an upfront payment of $70.0 million from Pfizer.  Pfizer will reimburse us for certain costs incurred in connection with the SB-525 Phase 1/2 trial and certain manufacturing activities for SB-525, above a specified amount.  In addition, we are eligible to receive development milestone payments contingent on the achievement of specified clinical development, intellectual property, regulatory and first commercial sale milestones for SB-525 and potentially for other products. The total amount of potential clinical development, intellectual property, regulatory, and first commercial sale milestone payments, assuming the achievement of all specified milestones in the Agreement, is $475.0 million, which includes up to $300.0 million for SB-525 and up to $175.0 million for other products that may be developed under the Pfizer Agreement, subject to reduction on account of payments made under certain licenses for third party intellectual property.  In addition, Pfizer agrees to pay us royalties for each licensed product that are an escalating tiered, double-digit percentage of the annual net sales of such product, and are subject to reduction due to patent expiration, entry of biosimilar products to the market and payments made under certain licenses for third party intellectual property.

Cash Flows

Operating activities. Net cash used in operating activities for the three months ended March 31, 2017 and 2016 was $13.1 million and $20.4 million, respectively. Net cash used in operating activities for the three months ended March 31, 2017 primarily reflected the increase in net loss for the period as well as a decrease in deferred revenue and accrued liabilities, partially offset by the increase in stock-based compensation. Net cash used in operating activities for the three months ended March 31, 2016 primarily reflected the increase in net loss for the period as well as a decrease in accrued liabilities and deferred revenue, partially offset by the increase in stock-based compensation.

Investing activities. Net cash provided by investing activities for the three months ended March 31, 2017 was $6.1 million, while cash used in investing activities was $16.3 million for the three months ended March 31, 2016. Cash flows from investing activities for both periods primarily related to purchases and maturities of investments.

Financing activities. Net cash provided by financing activities for the three months ended March 31, 2017 and 2016 was $3.4 million and $0.2 million, respectively. Net cash provided by financing activities for the three month period ended March 31, 2017 was primarily related to the proceeds from the public offering of common stock, net of issuance costs in accordance with our ATM. Net cash provided by financing activities for the three month period ended March 31, 2016 was primarily related to the issuance of common stock upon exercise of stock options.

Operating Capital and Capital Expenditure Requirements

We anticipate continuing to incur operating losses for at least the next several years. While our rate of cash usage may increase in the future, in particular to support our product development endeavors, we believe our available cash resources as well as funds received from corporate collaborators, strategic partners and research grants will enable us to maintain our currently planned operations through 2017. Future capital requirements will be substantial, and if our capital resources are insufficient to meet future capital requirements, we will need to raise additional capital to fund our operations, including gene therapy development activities, through equity or debt financing. We regularly consider fund raising opportunities and may decide, from time to time, to raise capital based on various factors, including market conditions and our plans of operation. Additional capital may not be available on terms acceptable to us, or at all. If adequate funds are not available, or if the terms of potential funding sources are unfavorable, our business and our ability to develop our technology and our gene therapy products would be harmed. Furthermore, any sales of additional equity securities may result in dilution to our stockholders, and any debt financing may include covenants that restrict our business.

Our future capital requirements will depend on many factors and are not limited to the following:

•	the initiation, progress, timing and completion of clinical trials for our product candidates;
•	the outcome, timing and cost of regulatory approvals;
•	the success of our collaboration agreements with third parties, including Bioverativ and Shire;
•	delays that may be caused by changing regulatory requirements;
•	the number of product candidates that we pursue;
•	the costs involved in filing and prosecuting patent applications and enforcing and defending patent claims;
•	the timing and terms of future in-licensing and out-licensing transactions;
•	the cost and timing of establishing sales, marketing, manufacturing and distribution capabilities;
•	the cost of procuring clinical and commercial supplies of our product candidates;
•	the extent to which we acquire or invest in businesses, products or technologies; and
•	the possible costs of litigation.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our primary exposure to market risk is interest income sensitivity relating to our cash, cash equivalents and investments, which is affected by changes in the general level of U.S. interest rates. We do not have any foreign currency or other derivative financial instruments.

Our market risks at March 31, 2017 have not changed materially from those discussed in Item 7A of our Form 10-K for the year ended December 31, 2016 on file with the SEC.

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

An investment in our common stock involves significant risk. You should carefully consider the information described in the following risk factors, together with the other information appearing elsewhere in this report, before making an investment decision regarding our common stock. While the risk factors set forth below update and supplement the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2016 (2016 Annual Report), you should review our 2016 Annual Report, including the section under the caption “Item 1A. Risk Factors,” together with the other information appearing elsewhere in this report, before making an investment decision regarding our common stock. If any of the risks described below or in our 2016 Annual Report actually occur, our business, financial conditions, results of operation and future growth prospects would likely be materially and adversely affected. In these circumstances, the market price of our common stock could decline, and you may lose all or a part of your investment in our common stock. Moreover, the risks described below and in our 2016 Annual Report are not the only ones that we face. Additional risks not presently known to us or that we currently deem immaterial may also affect our business, operating results, prospects or financial condition. You should carefully consider these risk factors, together with all of the other information included in this Form 10-Q as well as our other publicly available filings with the Securities and Exchange Commission.

Risks Relating to Development, Commercialization and Regulatory Approval of our Products and Technology

Our success depends substantially on the results of clinical trials of our lead therapeutic programs, and we may not be able to demonstrate long-term safety and efficacy of product candidates in these programs.

We are currently conducting Phase 1/2 clinical trials evaluating product candidates for the treatment of hemophilia A, hemophilia B, MPS I (Hurler syndrome) and MPS II (Hunter syndrome), and plan on initiating a Phase 1/2 clinical trial evaluating product candidate for the treatment of hemophilia A. We have previously announced that we expect to release data on these programs by the end of 2017 or early 2018.  Our success and prospect depend substantially on the progress of these highly visible lead programs.   Our failure to demonstrate safety or obtain positive clinical trial results, or our inability to meet the expected timeline of clinical trials or release of data, for these programs would have a material adverse effect on our business operations and financial conditions, which may cause a significant decline in our stock price.

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

We have either initiated or are planning to conduct Phase 1/2 clinical trials evaluating product candidates for hemophilia A, hemophilia B, and two LSDs, MPS I (Hurler syndrome) and MPS II (Hunter syndrome).  We also have on-going Phase 2 trials to evaluate the safety and efficacy of SB-728 for HIV/AIDS.  For potential marketing application approval, additional clinical testing will be required, which involves significantly greater resources, commitments and expertise. Therefore, we may be required to scale up our operations and enter into collaborative relationships with pharmaceutical companies that could assume responsibility for late-stage development and commercialization.

We have limited experience in conducting advanced clinical trials and may not possess the necessary resources and expertise to complete such trials, and we may need to seek partnerships or collaboration with third parties to advance these trials. We have entered into a collaborative agreement with Bioverativ to provide funding and assistance in the development of certain product candidates through the clinical trial process. Under the agreement with Bioverativ, we are responsible for all research and development through the first human clinical trial for the treatment of beta-thalassemia and both parties are responsible for research and development through the submission of IND for product candidates to treat sickle cell disease (SCD). On May 10, 2017, we entered into an agreement with Pfizer to establish a collaboration for the research, development and commercialization of SB-525 for Hemophilia A, and closely related products.  However, there is no guarantee that we will be able to enter into future collaborative relationships with third parties that can provide us with the funding and expertise for later stage trials.

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

We expect to rely, to some extent, on our strategic partners to provide funding in support of our research and to perform independent research and preclinical and clinical testing. Our technology is broad-based, and we do not currently possess the resources necessary to fully develop and commercialize potential products that may result from our technologies or the resources or capabilities to complete the lengthy marketing approval processes that may be required for the products. Therefore, we plan to rely on strategic partnerships to help us develop and commercialize our products.  For example, we intend to seek partnership for our clinical programs for the treatment of HIV/AIDs. If we are unable to find partners or if the partners we find, such as Bioverativ, Pfizer and Shire, are unable or unwilling to advance our programs, or if they do not diligently pursue product approval, this may slow our progress and adversely affect our ability to generate revenues. In addition, our partners may sublicense or abandon development programs or we may have disagreements or disputes with our partners, which would cause associated product development to slow or cease. In addition, the business or operations of our partners may change significantly through restructuring, acquisition or other strategic transactions or decisions that may negatively impact their ability to advance our programs. There can be no assurance that we will be able to establish further strategic collaborations for our products. We may require significant time to secure collaborations or partners because we need to effectively market the benefits of our technology to these future collaborators and partners, which may direct the attention and resources of our research and development personnel and management away from our primary business operations. Further, each collaboration or partnering arrangement will involve the negotiation of terms that may be unique to each collaborator or partner. These business development efforts may not result in a collaboration or partnership.

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

We have generated operating losses since we began operations in 1995. Our net losses for the years ended December 31, 2016, 2015 and 2014 were $71.7 million, $40.7 million and $26.4 million, respectively. The extent of our future losses and the timing of profitability are uncertain, and we expect to incur losses for the foreseeable future. We have been engaged in developing our ZFP technology since inception, which has and will continue to require significant research and development expenditures. To date, we have generated our funding from issuance of equity securities, revenues derived from collaboration agreements, other strategic partnerships in non-therapeutic applications of our technology, federal government research grants and grants awarded by research foundations. As of March 31, 2017, we had an accumulated deficit of $457.5 million. Since our IPO in 2000, we have generated an aggregate of approximately $331.4 million in gross proceeds from the sale of our equity securities. We expect to continue to incur additional operating losses for the next several years as we continue to advance our product candidates. If the time required to generate significant product revenues and achieve profitability is longer than we currently anticipate or if we are unable to generate liquidity through equity financing or other sources of funding, we may be forced to curtail or suspend our operations.

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

We also have a collaborative agreement with Bioverativ for the clinical development and commercialization of therapeutics based on our ZFP technology for hemoglobinopathies, including beta-thalassemia and SCD. Under the agreement, we are responsible for all discovery, research and development activities through the first human clinical trial for the first product candidate developed for the treatment of beta-thalassemia. In the SCD program, both parties are responsible for research and development activities through the submission of an IND.

In addition, under our agreement with Pfizer, we will be responsible for conducting the Phase 1/2 clinical trial and certain manufacturing activities for SB-525, while Pfizer will be responsible for subsequent worldwide clinical development, manufacturing, marketing and commercialization of SB-525.  We may also collaborate in the research and development of AAV-based gene therapy products for Hemophilia.

Under our agreement with Bioverativ and Pfizer, they have control and broad discretion over all or certain aspects of the clinical development and commercialization of any product developed under the agreement, and we will have little, if any, influence on how these programs will be conducted. Our lack of control over the clinical development in our agreement with Bioverativ and Pfizer could cause delays or other difficulties in the development and commercialization of our product candidates, which may prevent us from completing the intended IND filings in a timely fashion and receiving any milestone, royalty payments and other benefits under the agreement. In addition, under their respective agreement(s), Bioverativ, Pfizer and Shire have certain rights to terminate the agreements by providing us with advance notices, therefore, the actual milestone payments that we may receive under these agreements may be lower than the full amounts stated above.

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

Others have filed and in the future are likely to file patent applications that are similar to ours. We are aware that there are academic groups and other companies that are attempting to develop technology that is based on the use of zinc finger, TALE, CRISPR/Cas and other DNA-binding proteins, and that these groups and companies have filed patent applications. Several patents have been issued, although we have no current plans to use the associated inventions. If these or other patents issue, it is possible that the holder of any patent or patents granted on these applications may bring an infringement action against our collaborators, strategic partners, or us claiming damages and seeking to enjoin commercial activities relating to the affected products and processes. The costs of litigating the claim could be substantial. Moreover, we cannot predict whether we, our collaborators, or strategic partners would prevail in any actions. In addition, if the relevant patent claims were upheld as valid and enforceable and our products or processes were found to infringe the patent or patents, we or our collaborators could be prevented from making, using, or selling the relevant product or process unless we or our collaborators could obtain a license or were able to design around the patent claims. We can give no assurance that such a license would be available to us and our collaborators on commercially reasonable terms, or at all, or that we would be able to successfully design around the relevant patent claims. There may be significant litigation in the genomics industry regarding patent and other intellectual property rights, which could subject us to litigation. If we become involved in litigation, it could consume a substantial portion of our managerial and financial resources.

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

During the three months ended March 31, 2017, the closing price of our common stock, as reported by the NASDAQ Global Select Market, ranged from a low of $3.10 to high of $5.20. During the fiscal year ended December 31, 2016, our common stock price fluctuated, ranging from a low of $2.70 to a high of $4.74. Volatility in our common stock could cause stockholders to incur substantial losses. An active public market for our common stock may not be sustained, and the market price of our common stock may continue to be highly volatile. The market price of our common stock has fluctuated significantly in response to various factors, some of which are beyond our control, including but not limited to the following:

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

ITEM 5.  OTHER INFORMATION

On May 10, 2017, we entered into a Collaboration and License Agreement (the “Pfizer Agreement”) with Pfizer, pursuant to which we and Pfizer established a collaboration for the research, development and commercialization of SB-525, our gene therapy product candidate for Hemophilia A, and closely related products.

Under the Pfizer Agreement, we will be responsible for conducting the Phase 1/2 clinical trial and certain manufacturing activities for SB-525, while Pfizer will be responsible for subsequent worldwide development, manufacturing, marketing and commercialization of SB-525.  We and Pfizer may also collaborate in the research and development of additional AAV-based gene therapy products for Hemophilia A.  We and Pfizer agreed to form a joint steering committee and several subcommittees, each consisting of an equal number of representatives from us and Pfizer, to oversee the collaboration.

Under the Pfizer Agreement, we will receive an upfront payment of $70.0 million from Pfizer.  Pfizer will reimburse us for certain costs incurred in connection with the SB-525 Phase 1/2 trial and certain manufacturing activities for SB-525, above a specified amount.  In addition, we are eligible to receive development milestone payments contingent on the achievement of specified clinical development, intellectual property, regulatory and first commercial sale milestones for SB-525 and potentially for other products. The total amount of potential clinical development, intellectual property, regulatory, and first commercial sale milestone payments, assuming the achievement of all specified milestones in the Pfizer Agreement, is up to $475.0 million, which includes up to $300.0 million for SB-525 and up to $175.0 million for other products that may be developed under the Pfizer Agreement, subject to reduction on account of payments made under certain licenses for third party intellectual property.  In addition, Pfizer agrees to pay us royalties for each potential licensed product developed under the Agreement that are an escalating, double-digit percentage of the annual net sales of such product and are subject to reduction due to patent expiration, entry of biosimilar products to the market, and payments made under certain licenses for third party intellectual property.

Subject to the terms of the Pfizer Agreement, we will grant Pfizer an exclusive, worldwide, royalty-bearing license, with the right to grant sublicenses, to use certain technology controlled by us for the purpose of developing, manufacturing and commercializing SB-525 and related products.  In addition, we will also grant Pfizer (i) a non-exclusive, worldwide, royalty free, fully paid license, with a limited right to grant sublicenses, under the licensed technology to conduct research on certain additional closely related Hemophilia A gene therapy product candidates that could be added to the collaboration; and (ii) a non-exclusive, worldwide, royalty free, fully paid license, with the right to grant sublicenses, under certain diagnostic technology controlled by us, to develop and commercialize companion diagnostics assays for the products.   Under the Pfizer Agreement, Pfizer will grant us a non-exclusive, worldwide, royalty free, fully paid license, with the right to grant sublicenses, to use certain manufacturing technology developed under the collaboration and controlled by Pfizer to manufacture our products that utilize the AAV delivery system.

During a specified period, neither we nor Pfizer will be permitted to clinically develop or commercialize, outside of the collaboration, certain AAV-based gene therapy products for Hemophilia A.

The Pfizer Agreement may be terminated by (i) us or Pfizer for the uncured material breach of the other party, (ii) us or Pfizer for the bankruptcy or other insolvency proceeding of the other party; and (iii) Pfizer, in its entirety or on a product-by-product or country-by-country basis upon advance written notice to us.

The foregoing disclosure is a summary and qualified in its entirety by the Pfizer Agreement, a copy of which will be filed with the Securities and Exchange Commission as an exhibit to the Quarterly Report on Form 10-Q for the quarter ending June 30, 2017.

ITEM 6.EXHIBITS

(a) Exhibits:

3.1

Third Certificate of Amendment of the Seventh Amended and Restated Certificate of Incorporation of Sangamo BioSciences, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed on January 6, 2017).

10.1(+)	Employment Agreement between the Company and Kathy Yi, dated as of February 28, 2017.

10.2(+)	Employment Agreement between the Company and Edward Conner, dated as of November 1, 2016.

10.3(+)	Amendment to Amended and Restated Employment Agreement between the Company and H. Ward Wolff.

10.4(+)	Sangamo Therapeutics, Inc. Executive Severance Plan.

31.1	Rule 13a — 14(a) Certification by President and Chief Executive Officer

31.2	Rule 13a — 14(a) Certification by Principal Financial and Accounting Officer

32.1	Certification Pursuant to 18 U.S.C. Section 1350

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(+)	Indicates management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 10, 2017

SANGAMO THERAPEUTICS, INC.

/s/ KATHY Y. YI
Kathy Y. Yi
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)