Form 10-Q
period 2017-06-30
SANGAMO THERAPEUTICS, INC
filed 2017-08-09
CIK 1001233

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

As of July 31, 2017, 83,610,838 shares of the issuer’s common stock, par value $0.01 per share, were outstanding.

INDEX

SANGAMO THERAPEUTICS, INC.

Unless the context suggests otherwise, references in this Quarterly Report on Form 10-Q, or Quarterly Report, to “Sangamo,” the “Company,” “we,” “us,” and “our” refer to Sangamo Therapeutics, Inc. and, where appropriate, our wholly owned subsidiaries.

ZFP Therapeutic®, Engineering Genetic Cures®, and Pioneering Genetic Cures® are registered trademarks of Sangamo Therapeutics, Inc. Any third-party trade names, trademarks and service marks appearing in this Quarterly Report are the property of their respective holders.

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

In some cases, you can identify forward-looking statements by terms such as: “anticipates,” “believes,” “continues,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “seeks,” “should” and “will.” These statements reflect our current views with respect to future events and are based on assumptions and subject to risks and uncertainties. Given these risks and uncertainties, you should not place undue reliance on these forward-looking statements.  We discuss many of these risks in greater detail under the headings “Risk Factors” and “Management’s Discussion and Analysis of Financial Conditions and Results of Operations” in this Quarterly Report, Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances arising after the date of such statements. Readers are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this Quarterly Report.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

SANGAMO THERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited; in thousands, except share and per share amounts)

	June 30,	December 31,
	2017	2016
ASSETS
Current assets:
Cash and cash equivalents	$69,837	$22,061
Marketable securities	180,074	120,474
Interest receivable	256	224
Accounts receivable	3,495	4,972
Prepaid expenses	2,015	1,849
Total current assets	255,677	149,580

Marketable securities, non-current	16,343	—
Property and equipment, net	8,347	6,557
Goodwill	1,585	1,585
Other assets	1,041	169
Total assets	$282,993	$157,891
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$9,206	$6,261
Accrued compensation and employee benefits	2,909	2,885
Deferred revenues	29,542	4,145
Total current liabilities	41,657	13,291
Deferred revenues, non-current	43,409	4,460
Build-to-suit lease obligation	3,887	3,945
Total liabilities	88,953	21,696
Commitments and contingencies
Stockholders' equity:
Common stock, $0.01 par value; 160,000,000 shares authorized, 83,479,539 and 70,871,902 shares issued and outstanding at June 30, 2017 and December 31, 2016, respectively	835	709
Additional paid-in capital	663,382	576,377
Accumulated deficit	(470,034)	(440,911)
Accumulated other comprehensive (loss) income	(143)	20
Total stockholders' equity	194,040	136,195
Total liabilities and stockholders' equity	$282,993	$157,891

See accompanying notes.

SANGAMO THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited; in thousands, except per share amounts)

	Three months ended		Six months ended
	June 30,		June 30,
	2017	2016	2017	2016
Revenues:
Collaboration agreements	$7,977	$3,592	$11,283	$7,303
Research grants	276	110	395	341
Total revenues	8,253	3,702	11,678	7,644
Operating expenses:
Research and development	14,984	19,454	27,926	34,720
General and administrative	6,037	11,090	13,312	16,447
Total operating expenses	21,021	30,544	41,238	51,167
Loss from operations	(12,768)	(26,842)	(29,560)	(43,523)
Interest and other income, net	277	243	437	430
Loss before income taxes	(12,491)	(26,599)	(29,123)	(43,093)
Benefit from income taxes	—	24	—	24
Net loss	$(12,491)	$(26,575)	$(29,123)	$(43,069)
Basic and diluted net loss per share	$(0.17)	$(0.38)	$(0.41)	$(0.61)
Shares used in computing basic and diluted net loss per share	72,527	70,487	71,780	70,430

See accompanying notes.

SANGAMO THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited; in thousands)

	Three months ended		Six months ended
	June 30,		June 30,
	2017	2016	2017	2016
Net loss	$(12,491)	$(26,575)	$(29,123)	$(43,069)
Change in unrealized (loss) gain on available-for-sale securities, net of tax	(51)	8	(163)	91
Comprehensive loss	$(12,542)	$(26,567)	$(29,286)	$(42,978)

See accompanying notes.

SANGAMO THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited: in thousands)

	Six months ended
	June 30,
	2017	2016
Operating Activities:
Net loss	$(29,123)	$(43,069)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	618	493
Amortization of premium on marketable securities	32	133
Stock-based compensation	4,751	10,393
Benefit from income taxes	—	(24)
Net changes in operating assets and liabilities:
Interest receivable	(32)	8
Accounts receivable	1,477	216
Prepaid expenses and other assets	(1,039)	(510)
Accounts payable and accrued liabilities	2,654	(1,232)
Accrued compensation and employee benefits	24	(546)
Deferred revenues	64,346	(2,399)
Net cash provided by / (used in) operating activities	43,708	(36,537)
Investing Activities:
Purchases of marketable securities	(159,166)	(145,890)
Maturities of marketable securities	83,029	126,087
Purchases of property and equipment	(2,175)	(356)
Net cash used in investing activities	(78,312)	(20,159)
Financing Activities:
Proceeds from public offering of common stock, net of issuance costs	81,562	—
Taxes paid related to net share settlement of equity awards	(7)	(534)
Proceeds from issuance of common stock	825	703
Net cash provided by financing activities	82,380	169
Net increase / (decrease) in cash and cash equivalents	47,776	(56,527)
Cash and cash equivalents, beginning of period	22,061	69,482
Cash and cash equivalents, end of period	$69,837	$12,955
Supplemental disclosure of noncash investing activities:
Property and equipment included in accrued liabilities	$226	$247

See accompanying notes.

SANGAMO THERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2017

(Unaudited)

NOTE 1—BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Sangamo Therapeutics, Inc. (“Sangamo” or the “Company”) have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017. The condensed consolidated balance sheet data at December 31, 2016 were derived from the audited consolidated financial statements included in Sangamo’s Annual Report on Form 10-K for the year ended December 31, 2016, (the “2016 Annual Report”), as filed with the SEC. The accompanying condensed consolidated financial statements and related financial information should be read in conjunction with the audited financial statements and footnotes thereto for the year ended December 31, 2016, included in the 2016 Annual Report

Use of Estimates

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

For revenue agreements with multiple element arrangements, such as license and development agreements, entered into on or after January 1, 2011, the Company allocates revenue to each non-contingent element based on the relative selling price of each element. When applying the relative selling price method, the Company determines the selling price for each deliverable using Vendor Specific Objective Evidence (“VSOE”) of selling price or Third Party Evidence (“TPE”) of selling price. If neither exists, the Company uses Estimated Selling Price (“ESP”) for that deliverable. Revenue allocated is then recognized when the basic four revenue recognition criteria are met for each element. The collaboration and license agreements, as amended, entered into with (i) Shire International GmbH, formerly Shire AG (“Shire”), in January 2012, (ii) Bioverativ, formerly Biogen Idec Inc. (“Bioverativ”) in January 2014, as amended, and (iii) Pfizer, Inc. (“Pfizer”) in May 2017 were evaluated under these amended accounting standards.

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

Recent Accounting Standards

In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-09, Compensation – Stock Compensation (Topic 718) (“ASU 2016-09”). ASU 2016-09 involves several aspects of the accounting for share-based transactions, including the income tax consequences, classification of awards as either equity or liabilities, how to account for forfeitures, and classification on the statement of cash flows. The amendments in this update are effective for the Company for its fiscal year 2017. As a result of the adoption of ASU 2016-09, the Company recognized current and prior excess tax benefits related to the exercise of options in its income tax provision.  As a result of the Company’s historic, current losses and valuation allowance applied to its deferred tax assets, the gross cumulative effect when considering the federal and state tax impact is $7.5 million. The Company has elected to prospectively apply the amendments related to classifying cash flows related to excess tax benefits as an operating activity. During the quarter ended June 30, 2017 excess tax benefits were classified as an operating activity on the consolidated statement of cash flows, along with other income tax cash flows. The Company has made a policy election to account for forfeitures as they occur. This election was adopted using a modified retrospective approach resulting in an immaterial cumulative effect on retained earnings at the beginning of the period. Prior to the adoption, forfeitures were accounted for using an estimated forfeiture rate.

In February 2016, the FASB issued ASU No. 2016-02 Leases (“ASU 2016-02”). ASU 2016-02 amends a number of aspects of lease accounting, including requiring lessees to recognize almost all leases with a term greater than one year as a right-of-use asset and corresponding liability, measured at the present value of the lease payments. The guidance will become effective for the Company beginning in the first quarter of 2019 with early adoption permitted and will be adopted using a modified retrospective approach. The Company is evaluating the impact of the adoption of this standard on its consolidated financial statements, and expects that its operating lease commitments will be subject to the new standard and recognized as a right-of-use assets and operating lease liabilities upon adoption, which will increase the Company’s total assets and total liabilities as compared to amounts prior to adoption.

In May 2014, the FASB issued ASU 2014-09 Revenue from Contracts with Customers (“ASU 2014-09”). This standard outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The main principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. ASU 2014-09 provides companies with two implementation methods: (i) apply the standard retrospectively to each prior reporting period presented (full retrospective application); or (ii) apply the standard retrospectively with the cumulative effect of initially applying the standard as an adjustment to the opening balance of retained earnings of the annual reporting period that includes the date of initial application (modified retrospective application). The Company elected to apply the modified retrospective application.  This guidance is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. The Company has performed a preliminary assessment and continues to evaluate the impact of the pending adoption of ASU 2014-09 on its consolidated financial statements and has determined that the collaborations with Pfizer and Bioverativ are within its scope. The Company assessed the various components of these collaborations under ASC 2014-09 including the upfront license payment, milestones, and research and development services. At this time the Company believes there would be no significant impact to its financial position or results of operations upon adoption of ASU 2014-09.

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

The fair value measurements of the Company’s cash equivalents and available-for-sale marketable securities are identified at the following levels within the fair value hierarchy (in thousands):

	June 30, 2017
	Fair Value Measurements
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents:
Money market funds	$61,385	$61,385	$—	$—
Total	61,385	61,385	—	—
Marketable securities:
Commercial paper securities	65,444	—	65,444	—
Corporate debt securities	64,907	—	64,907	—
U.S. government sponsored entity debt securities	66,066	—	66,066	—
Total	196,417	—	196,417	—
Total cash equivalents and marketable securities	$257,802	$61,385	$196,417	$—

	December 31, 2016
	Fair Value Measurements
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents:
Money market funds	$18,992	$18,992	$—	$—
Total	18,992	18,992	—	—
Marketable securities:
Commercial paper securities	23,185	—	23,185	—
Corporate debt securities	10,004	—	10,004	—
U.S. government sponsored entity debt securities	87,285	—	87,285	—
Total	120,474	—	120,474	—
Total cash equivalents and marketable securities	$139,466	$18,992	$120,474	$—

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

NOTE 3—MARKETABLE SECURITIES

The Company classifies its marketable securities as available-for-sale and records its investments at estimated fair value based on quoted market prices or observable market inputs of substantially identical assets. Unrealized holding gains and losses are included in accumulated other comprehensive income (loss). Investments that have maturities beyond one year as of the end of the reporting period are classified as non-current.

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

The table below summarizes the Company’s investments (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	(Losses)	Fair Value
June 30, 2017
Cash equivalents:
Money market funds	$61,385	$—	$—	$61,385
Total	61,385	—	—	61,385
Available-for-sale securities:
Commercial paper securities	65,465	—	(21)	65,444
Corporate debt securities	64,943	—	(36)	64,907
U.S. government sponsored entity debt securities	66,122	—	(56)	66,066
Total	196,530	—	(113)	196,417
Total cash equivalents and available-for-sale securities	$257,915	$—	$(113)	$257,802
December 31, 2016
Cash equivalents:
Money market funds	$18,992	$—	$—	$18,992
Total	18,992	—	—	18,992
Available-for-sale securities:
Commercial paper securities	23,112	73	—	23,185
Corporate debt securities	10,005	—	(1)	10,004
U.S. government sponsored entity debt securities	87,307	3	(25)	87,285
Total	120,424	76	(26)	120,474
Total cash equivalents and available-for-sale securities	$139,416	$76	$(26)	$139,466

The Company had no material realized losses or other-than-temporary impairments of its investments for the six months ended June 30, 2017 or the twelve months ended December 31, 2016. As of June 30, 2017 and December 31, 2016, all of the Company’s investments had maturity dates within two years. The Company has the intent and ability to hold its investments for a period of time sufficient to allow for any anticipated recovery in market value.

NOTE 4—BASIC AND DILUTED NET LOSS PER SHARE

Basic net loss per share has been computed by dividing the net loss by the weighted-average number of shares of common stock outstanding during the period. Diluted net loss per share is calculated by dividing net loss by the weighted-average number of shares of common stock and potential dilutive securities outstanding during the period.

Because Sangamo is in a net loss position, diluted net loss per share excludes the effects of common stock equivalents consisting of stock options and restricted stock units, which are all anti-dilutive. The total number of shares subject to stock options and restricted stock units outstanding were excluded from consideration in the calculation of diluted net loss per share. Stock options and restricted stock units outstanding for the six months ended June 30, 2017 and 2016 were 9,898,588 and 9,408,253, respectively.

NOTE 5—MAJOR CUSTOMERS, PARTNERSHIPS AND STRATEGIC ALLIANCES

Collaboration Agreements

Collaboration and License Agreement with Pfizer Inc. in Human Therapeutics

On May 10, 2017, Sangamo entered into an Exclusive, Global Collaboration and License Agreement (the “Pfizer Agreement”) with Pfizer, Inc. pursuant to which Sangamo and Pfizer established a collaboration for the research, development and commercialization of SB-525, Sangamo’s gene therapy product candidate for hemophilia A, and closely related products.

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

Under the Pfizer Agreement, Sangamo received an upfront fee of $70.0 million from Pfizer.  In addition, Sangamo is eligible to receive development milestone payments contingent on the achievement of specified clinical development, intellectual property, regulatory and first commercial sale milestones for SB-525 and potentially other products. The total amount of potential clinical development, intellectual property, regulatory, and first commercial sale milestone payments, assuming the achievement of all specified milestones in the Pfizer Agreement, is $475.0 million, which includes up to $300.0 million for SB-525 and up to $175.0 million for other products that may be developed under the Pfizer Agreement, subject to reduction on account of payments made under certain licenses for third party intellectual property.  In addition, Pfizer has agreed to pay Sangamo royalties for each potential licensed product developed under the Pfizer Agreement that are an escalating tiered, double-digit percentage of the annual net sales of such product and are subject to reduction due to patent expiration, entry of biosimilar products to the market and payment made under certain licenses for third party intellectual property.  To date, no milestone payments have been received and no products have been approved and therefore no royalty fees have been earned under the Pfizer Agreement.

Subject to the terms of the Pfizer Agreement, Sangamo granted Pfizer an exclusive, worldwide, royalty-bearing license, with the right to grant sublicenses, to use certain technology controlled by Sangamo for the purpose of developing, manufacturing and commercializing SB-525 and related products.  Under the Pfizer Agreement, Pfizer granted Sangamo a non-exclusive, worldwide, royalty free, fully paid license, with the right to grant sublicenses, to use certain manufacturing technology developed under the Pfizer Agreement and controlled by Pfizer to manufacture Sangamo’s products that utilize the AAV delivery system.  During a specified period, neither Sangamo nor Pfizer will be permitted to clinically develop or commercialize, outside of the collaboration, certain AAV-based gene therapy products for hemophilia A.

The Company has identified the deliverables within the Pfizer Agreement as a license to the technology and on-going services. The Company concluded that the license is not a separate unit of accounting as it does not have stand-alone value to Pfizer apart from the services to be performed by the Company pursuant to the Pfizer Agreement. As a result, the Company will recognize revenue from the upfront payment on a straight-line basis over a thirty-two month estimated time over which the Company will perform services. The recognition period will be reviewed quarterly and adjusted, as needed, to reflect the Company’s current assumptions regarding the period of performance. As of June 30, 2017, the Company had deferred revenue of $66.2 million related to the Pfizer Agreement. During the three months ended June 30, 2017 the Company recognized revenue of $3.8 million related to the upfront fee.

Collaboration and License Agreement with Bioverativ Inc. in Human Therapeutics

In January 2014 the Company entered into a Global Research, Development and Commercialization Collaboration and License Agreement with Biogen, Inc., and in January 2017 this agreement was assigned by Biogen to its blood disorder spin-off, Bioverativ (the “Bioverativ Agreement”).  Pursuant to the Bioverativ Agreement, Sangamo and Bioverativ collaborate to discover, develop, seek regulatory approval for and commercialize therapeutics based on Sangamo’s zinc finger DNA-binding protein (“ZFP”) technology for hemoglobinopathies, including beta-thalassemia and sickle cell disease (“SCD”).

Under the Bioverativ Agreement, Sangamo and Bioverativ jointly conduct two research programs: the beta-thalassemia program and the SCD program. For the beta-thalassemia program, Sangamo is responsible for all discovery, research and development activities through the first human clinical trial for the first therapeutic developed under the Bioverativ Agreement for the treatment of beta-thalassemia. For the SCD program, both parties are responsible for research and development activities through the submission of an Investigational New Drug (“IND”) application for a ZFP-based therapeutic intended to treat SCD. For both programs, Bioverativ is responsible for subsequent world-wide clinical development, manufacturing and commercialization of licensed products developed under the Bioverativ Agreement. At the end of specified research terms for each program or under certain specified circumstances, Bioverativ retains the right to step in and take over any remaining activities of Sangamo. Furthermore, Sangamo has an option to co-promote in the United States any licensed products to treat beta-thalassemia and SCD developed under the Bioverativ Agreement, and Bioverativ agrees to compensate Sangamo for such co-promotion activities.

Sangamo received an upfront license fee of $20.0 million upon entering into the Bioverativ Agreement. In addition, the Company will also be eligible to receive $115.8 million in payments upon the achievement of specified research, regulatory, clinical development milestones, as well as $160.5 million in payments upon the achievement of specified commercialization and sales milestones. Bioverativ reimburses Sangamo for agreed upon costs incurred in connection with research and development activities conducted by Sangamo, including Phase 1 contingent payments of $7.5 million for the SCD program and $6.0 million for the beta-thalassemia program. In addition, if products are commercialized under the Bioverativ Agreement, Bioverativ will pay Sangamo incremental royalties for each licensed product that are a tiered double-digit percentage of annual net sales of such product. To date, no milestone payments have been received and no products have been approved and therefore no royalty fees have been earned under the Bioverativ Agreement.

In January 2016, the parties agreed on an updated beta-thalassemia development plan and budget using the BCL11A Enhancer target. In November 2016, Sangamo and Bioverativ agreed on an updated beta-thalassemia development plan and budget. As a result of this change, the Company updated the estimated performance period of the upfront license through June 2020, and updated the milestones to be received based on the updated performance period of its deliverables under the Bioverativ Agreement.

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

Subject to the terms of the Bioverativ Agreement, Sangamo has granted Bioverativ an exclusive, royalty-bearing license, with the right to grant sublicenses, to use certain ZFP and other technology controlled by Sangamo for the purpose of researching, developing, manufacturing and commercializing licensed products developed under the Bioverativ Agreement. Sangamo has also granted Bioverativ a non-exclusive, world-wide, royalty free, fully paid license, with the right to grant sublicenses, under Sangamo’s interest in certain other intellectual property developed pursuant to the Bioverativ Agreement.

The Company has identified the deliverables within the arrangement as a license to the technology and on-going research services activities. The Company concluded that the license is not a separate unit of accounting as it does not have stand-alone value to Bioverativ apart from the research services to be performed pursuant to the Bioverativ Agreement. As a result, the Company will recognize revenue from the upfront payment on a straight-line basis over a forty-four month estimated research term as of the November 2016 modification date, during which time the Company will perform research services. The estimated period of performance is reviewed quarterly and adjusted, as needed, to reflect the Company’s current assumptions regarding the timing of its deliverables. As of June 30, 2017, the Company had deferred revenue of $5.5 million related to the Bioverativ Agreement.

Revenues recognized under the agreement with Bioverativ for the three months and six months ended June 30, 2017 and 2016 were as follows (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2017	2016	2017	2016
Revenue related to Bioverativ Collaboration:
Recognition of upfront fee	$442	$608	$884	$1,216
Research services	3,068	1,894	4,777	3,925
Total	$3,510	$2,502	$5,661	$5,141

Costs and expenses incurred under the Bioverativ Agreement related to the beta-thalassemia project were $2.9 million and $2.1 million during the three months ended June 30, 2017 and 2016, respectively, and $4.5 million and $4.1 million during the six months ended June 30, 2017 and, 2016, respectively.

Amended Collaboration and License Agreement with Shire International GmbH in Human Therapeutics

In January 2012, the Company entered into a Collaboration and License Agreement with Shire (the “Shire Agreement ”), pursuant to which the Company and Shire collaborate to research, develop and commercialize human therapeutics and diagnostics for monogenic diseases based on the Company’s novel ZFP technology. This agreement was amended on September 1, 2015, as described in more detail below.

Under the original Shire Agreement, the Company and Shire agreed to develop potential genome editing products or diagnostic products for seven gene targets. The initial four gene targets selected were blood clotting Factors VII, VIII, IX and X, and products developed for such initial gene targets may be used for treating or diagnosing hemophilia A and B. Shire had the right, subject to certain limitations, to designate two additional gene targets, and in June 2012, Shire selected a fifth gene target for the development of a therapeutic for Huntington’s disease. Shire had the right, subject to certain limitations, to designate two additional gene targets. Pursuant to the Shire Agreement, the Company granted Shire an exclusive, world-wide, royalty-bearing license, with the right to grant sublicenses, to use Sangamo’s ZFP technology for the purpose of developing and commercializing human therapeutic and diagnostic products for the gene targets.

Under the terms of the Shire Agreement, the Company was responsible for all research activities through the submission of an IND or European Clinical Trial Application (“CTA”), while Shire was responsible for clinical development and commercialization of products generated from the research program from and after the acceptance of an IND or CTA for the product. Shire reimbursed Sangamo for agreed upon internal and external program-related research costs. The Company received an upfront license fee of $13.0 million upon entering into the Shire Agreement in 2012. In 2014 Sangamo recognized a $1.0 million milestone payment related to the hemophilia program.

On September 1, 2015, the Shire Agreement was amended such that Shire agreed to return to Sangamo the exclusive, world-wide rights to gene targets for the development and commercialization of therapeutics for hemophilia A and B.  Shire retained the rights and will continue to develop a therapeutic for Huntington’s disease.  Sangamo will provide certain target feasibility services, and upon Shire’s request, certain research activities according to a research plan as agreed upon by both companies. Such research activities performed by Sangamo will be reimbursed by Shire. Shire’s rights with respect to other targets contemplated in the original agreement revert to Sangamo. Under the amended agreement, each company is responsible for expenses associated with its own programs and Shire will reimburse Sangamo for any ongoing services provided by Sangamo for Shire’s programs. Sangamo has granted Shire a right of first negotiation to license Sangamo’s hemophilia A and B products for genome editing purposes developed under the amended Shire Agreement based on Sangamo’s ZFP technology. Under the amended agreement, Shire does not have any milestone payment obligations with respect to the retained programs, but it is required to pay single digit percentage royalties to Sangamo, up to a specified maximum cap, on the commercial sales of therapeutic products from such programs. Under the Shire Agreement as amended, Sangamo has full control over, and full responsibility for the costs of, the hemophilia programs returned to it, subject to certain diligence obligations and Shire’s right of first negotiation to obtain a license to such programs under certain circumstances. The Company is required to pay single digit percentage royalties to Shire, up to a specified maximum cap, on commercial sales of therapeutic products from such returned programs.

The Company has identified the deliverables within the amended arrangement as a license to the technology and on-going research services activities. The Company has concluded that the license is not a separate unit of accounting as it does not have stand-alone value to Shire apart from the research services to be performed pursuant to the Shire amendment. Sangamo continues to be responsible for research activities related to the licensed technology with Shire under the amendment. As a result, the Company will continue to recognize revenue from the upfront payment received upon entering into the original Shire agreement in 2012 on a straight-line basis over the six-year initial research term during which the Company expects to perform research services. As of June 30, 2017, the Company had deferred revenue of $1.2 million related to the Shire Agreement, as amended.

Revenues recognized under the agreement with Shire for the three and six months ended June 30, 2017 and 2016 were as follows (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2017	2016	2017	2016
Revenue related to Shire Collaboration:
Recognition of upfront fee	$583	$541	$1,167	$1,083
Research services	3	363	110	792
Total	$586	$904	$1,277	$1,875

Related costs and expenses incurred under the Shire agreement were $0.0 million and $0.3 million during the three months ended June 30, 2017 and 2016, and $0.1 million and $0.7 million during the six months ended June 30, 2017 and 2016, respectively..

Agreement with Sigma-Aldrich Corporation in Laboratory Research Reagents, Transgenic Animal and Commercial Protein Production Cell-line Engineering

In July 2007, the Company entered into a license agreement (the “Sigma Agreement”) with Sigma-Aldrich Corporation (“Sigma”). Under the Sigma Agreement, Sangamo agreed to provide Sigma with access to Sangamo’s proprietary ZFP technology and the exclusive right to use the technology to develop and commercialize research reagent products and services in the research field, excluding certain agricultural research uses that Sangamo previously licensed to Dow AgroSciences LLC (DAS). Under the Sigma Agreement, Sangamo and Sigma agreed to conduct a three-year research program to develop laboratory research reagents using Sangamo’s ZFP technology during which time Sangamo agreed to assist Sigma in connection with its efforts to market and sell services employing the Company’s ZFP technology in the research field. Sangamo has transferred its ZFP manufacturing technology to Sigma.

In October 2009, the Company expanded the Sigma Agreement. In addition to the original terms of the Sigma Agreement, Sigma received exclusive rights to develop and distribute ZFP-modified cell lines for commercial production of protein and other pharmaceuticals and certain ZFP-engineered transgenic animals for commercial applications. Under the terms of the expanded agreement, Sigma made an upfront cash payment of $20.0 million consisting of a $4.9 million purchase of 636,133 shares of Sangamo common stock, valued at $4.9 million, and a $15.1 million upfront license fee. Sangamo has received commercial license fees of $5.0 million based upon a percentage of net sales and sublicensing revenue for commercial products and once such amount was received, the Company receives a reduced royalty rate of 10.5% of net sales and sublicensing revenue.  In addition, upon the achievement of certain cumulative commercial milestones Sigma will make milestone payments to Sangamo up to an aggregate of $25.0 million.

Revenues recognized under the agreement with Sigma for the three and six months ended June 30, 2017 and 2016 were as follows (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2017	2016	2017	2016
Revenue related to Sigma Collaboration:
Royalty revenues	$19	$49	$50	$61
License fee revenues	—	63	267	70
Total	$19	$112	$317	$131

Related costs and expenses incurred under the Sigma agreement were $0.0 million during both the three and six months ended June 30, 2017 and 2016, respectively.

Agreement with Dow AgroSciences in Plant Agriculture

In October 2005 the Company entered into an exclusive commercial license agreement with DAS. Under this agreement, Sangamo provides DAS with access to proprietary ZFP technology and the exclusive right to use the technology to modify the genomes or alter the nucleic acid or protein expression of plant cells, plants, or plant cell cultures. Sangamo has retained rights to use plants or plant-derived products to deliver ZFP transcription factors (“ZFP TFs”) or ZFP nucleases (“ZFNs”) into humans or animals for diagnostic, therapeutic or prophylactic purposes. The Company’s agreement with DAS provided for an initial three-year research term. In June 2008, DAS exercised its option under the agreement to obtain a commercial license to sell products incorporating or derived from plant cells generated using the Company’s ZFP technology, including agricultural crops, industrial products and plant-derived biopharmaceuticals. The exercise of the option triggered a one-time commercial license fee of $6.0 million, payment of the remaining $2.3 million of the previously agreed $4.0 million in research milestones, development and commercialization milestone payments for each product, and royalties on sales of products. Furthermore, DAS has the right to sublicense Sangamo’s ZFP technology to third parties for use in plant cells, plants or plant cell cultures and Sangamo will be entitled to 25% of any cash consideration received by DAS under such sublicenses. In December 2010, the Company amended its agreement with DAS to extend the period of reagent manufacturing services and research services through December 31, 2012.

The agreement with DAS also provides for minimum sublicense fees each year due to Sangamo every October, provided the Agreement is not terminated by DAS. Annual fees range from $250,000 to $3.0 million and total $25.3 million over eleven years. The Company does not have any ongoing performance obligations with respect to the sublicensing activities to be conducted by DAS. DAS has the right to terminate the agreement at any time; accordingly, the Company’s actual sublicense fees over the term of the agreement could be lower than $25.3 million. In addition, each party may terminate the agreement upon an uncured material breach by the other party. In the event of any termination of the agreement, all rights to use the Company’s ZFP technology will revert to Sangamo, and DAS will no longer be permitted to practice Sangamo’s ZFP technology or to develop or, except in limited circumstances, commercialize any products derived from the Company’s ZFP technology.

There were no revenues recognized or costs and expenses incurred under this agreement during the three and six months ended June 30, 2017 and 2016, respectively.

Funding from Research Foundations

California Institute for Regenerative Medicine (“CIRM”) - HIV

In May 2014, CIRM agreed to fund a $5.6 million Strategic Partnership Award to fund the clinical studies of a potentially curative therapeutic for HIV/AIDS based on the application of Sangamo’s ZFN genome editing technology in hematopoietic stem and progenitor cells (“HSPCs”). The four-year grant provides matching funds to support evaluation of the Company’s stem cell-based therapeutic in a clinical trial in HIV-infected individuals conducted at City of Hope.

There were no revenues attributable to research and development performed under this Strategic Partnership Award during the three and six months ended either June 30, 2017 or 2016. Related costs and expenses incurred under the CIRM Strategic Partnership Award were $0.1 million and $0.4 million during the three months ended June 30, 2017 and 2016, respectively, and $0.3 million and $0.7 million during the six months ended June 30, 2017 and 2016, respectively.

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

NOTE 7—STOCK-BASED COMPENSATION

The following table shows total stock-based compensation expense included in the condensed consolidated statements of operations for the three and six months ended June 30, 2017 and 2016 (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2017	2016	2017	2016
Research and development	$1,218	$1,728	$2,436	$3,578
General and administrative	746	5,471	2,315	6,815
Total stock-based compensation expense	$1,964	$7,199	$4,751	$10,393

Included in the above stock-based compensation table for the six months ended June 30, 2017 is $0.8 million related to a modification of options for the former chief financial officer who retired during the three months ended March 31, 2017. For the three months ended June 30, 2016 the Company recognized $4.1 million in stock-based compensation expense and $2.0 million in salary and benefits associated with separation costs for the transition of the Company’s former chief executive officer in June 2016 (the “CEO Transition”).

NOTE 8—BUILD-TO-SUIT LEASE

In December 2015, the Company entered into a long-term property lease which includes construction by the lessor of a building with approximately 41,400 square feet of space, in Richmond, California. Substantial completion of the building was accomplished in December 2016, at which time the lease commenced. The lease agreement expires in December 2021, five years after substantial completion of the building. The Company has two options to extend the lease term for up to a combined additional ten years.

The Company is deemed, for accounting purposes only, to be the owner of the entire project including the building shell, even though it is not the legal owner. In connection with the Company’s accounting for this transaction, the Company capitalized the costs of construction as a build-to-suit property within property and equipment, net, and recognize a corresponding build-to-suit lease obligation for the same amount. As of June 30, 2017, $3.8 million of costs were capitalized in buildings with a corresponding build-to-suit lease obligation recognized related to this lease.

Construction has completed on the facility and as such a portion of the monthly lease payment is allocated to land rent and recorded as an operating lease expense and the non-interest portion of the amortized lease payments to the landlord related to the rent of the building is applied to reduce the build-to-suit lease obligation.

NOTE 9— STOCKHOLDERS’ EQUITY

On May 26, 2017, the Company entered into an Amended and Restated At-the-Market Offering Program Sales Agreement (the “2017 ATM Agreement”) with an investment bank pursuant to which the Company may issue and sell from time to time after the date of the 2017 ATM Agreement, shares of its common stock having an aggregate offering price of up to $75.0 million through the investment bank acting as the Company’s sales agent. Under the 2017 ATM Agreement, if the Company decides to sell shares, the Company will notify the sales agent, and the sales agent will use its commercially reasonable efforts to sell on the Company’s behalf all of the shares of common stock requested to be sold.  Sales of the Company’s common stock, if any, will be made at market prices by any method that is deemed to be an “at the market offering” as defined in Rule 415 under the Securities Act, as amended, including sales made directly on The NASDAQ Global Select Market and sales to or through a market maker other than on an exchange. In addition, with the Company’s prior written consent, the sales agent may also sell shares of its common stock in negotiated transactions under the 2017 ATM Agreement.  During the three months ended March 31, 2017, the Company issued a total of 871,149 shares of its common stock under the original At-the-Market Offering Program Sales Agreement entered into with the sales agent in December 2016, and received net proceeds of $3.4 million, after deducting offering expenses, including $0.1 million of commission paid to the sales agent. These shares were inadvertently sold under a registration statement filed with the SEC that had in fact expired prior to the time the shares were sold.  Consequently, the Company may be subject to claims for rescission by purchasers who purchased shares of common stock under the ATM Agreement in March 2017.  Under Section 12(a)(1) of the Securities Act, a purchaser of security in a transaction made in violation of Section 5 of the Securities Act may obtain recovery of the consideration paid in connection with its purchase, plus statutory interest, or, if it had already sold the shares, recover damages resulting from its purchase. While the Company believes, it is unlikely that a successful claim will be asserted against the Company by any purchasers who purchased shares of common stock under the ATM Agreement in March 2017, the Company cannot guarantee that no such legal claims will be asserted against the Company by any purchasers. In addition, the Company could become subject to enforcement actions and/or penalties and fines by federal authorities, and the Company is unable to predict the likelihood of any such enforcement actions being brought, or the amount of any such potential penalties or fines.

On June 26, 2017, Sangamo completed an underwritten public offering of its common stock, in which the Company sold an aggregate of 11.5 million shares of its common stock at a public offering price of $7.25 per share. The net proceeds to Sangamo from the sale of shares in this offering, after deducting underwriting discounts and commissions and other estimated offering expenses, were approximately $78.1 million.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The discussion in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contains trend analysis, estimates and other forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements include, without limitation, statements containing the words “believes,” “anticipates,” “expects,” “continue,” and other words of similar import or the negative of those terms or expressions. Such forward-looking statements are subject to known and unknown risks, uncertainties, estimates and other factors that may cause our actual results, performance or achievements, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements , including but not limited to those described under the caption “Risk Factors” herein and in our Annual Report on Form 10-K for the year ended December 31, 2016, or 2016 Annual Report, as filed with the Securities and Exchange Commission, or SEC. You should read the following discussion and analysis along with the financial statements and notes attached to those statements included elsewhere in this report and in our 2016 Annual Report.

Overview

We are a clinical stage biotechnology company focused on translating ground-breaking science into genomic therapies that transform patients’ lives using our industry-leading platform technologies in genome editing, gene therapy, gene regulation and cell therapy. Our proprietary zinc finger DNA-binding proteins, or ZFP technology enables efficient and highly specific genome editing and gene regulation, and we are developing genome editing and gene therapies for the treatment of genetically diverse diseases. We have several proprietary clinical and preclinical programs in development and have strategically partnered certain programs with biopharmaceutical companies to obtain funding for our own programs and to expedite clinical and commercial development. Our long-term goal is to forward integrate into manufacturing, development and commercial operations to more fully capture the value of our proprietary genome editing and gene therapy products.

We, and our licensed partners, are the leaders in the research, development and commercialization of ZFPs, a naturally occurring class of proteins found in humans. We have used our knowledge and expertise to develop a proprietary technology platform in both genome editing and gene regulation. ZFPs can be engineered to make zinc finger nucleases, or ZFNs, proteins that can be used to specifically modify DNA sequences by adding or knocking out specific genes (genome editing), and ZFP transcription factors or ZFP TFs, proteins that can be used to turn genes on or off (gene regulation). Although we are focused on the development of human therapeutic applications, ZFPs act at the DNA level and potentially have broad and fundamental applications in several other areas, such as plant agriculture and research reagents, including the production of transgenic animals and cell-line engineering. In the process of developing this platform we have accrued significant scientific, manufacturing and regulatory capabilities and know-how that is generally applicable in the broader field of gene therapy.

The main focus for our company is the development of human therapeutics. We have initiated Phase 1/2 clinical trials evaluating our proprietary ZFN in vivo genome editing approach for the treatment of hemophilia B, a blood disorder, Mucopolysaccharidosis I, or MPS I, and Mucopolysaccharidosis II, or MPS II, rare lysosomal storage disorders, or LSDs.  We have also initiated a Phase 1/2 clinical trial evaluating a gene therapy for the treatment of hemophilia A, a blood disorder. In addition, we have proprietary preclinical programs in other LSDs and research stage programs in other monogenic diseases, including certain central nervous system disorders and cancer immunotherapy.

We have established a collaborative partnership with Bioverativ, Inc., or Bioverativ, a spin-out company from Biogen, Inc., to research, develop and commercialize therapeutic genome editing products in hemoglobinopathies, including sickle cell disease, or SCD and beta-thalassemia.  We also have a collaborative partnership with Shire International GmbH, formerly Shire AG, or Shire, to research, develop and commercialize our preclinical development program in Huntington’s disease.

On May 10, 2017, we entered into an Exclusive, Global Collaboration and License Agreement, or the Pfizer Agreement, with Pfizer Inc., or Pfizer, pursuant to which we and Pfizer established a collaboration for the research, development and commercialization of SB-525, our gene therapy product candidate for hemophilia A, and closely related products. Under the Pfizer Agreement, we will be responsible for conducting the Phase 1/2 clinical trial and certain manufacturing activities for SB-525, while Pfizer will be responsible for subsequent worldwide development, manufacturing, marketing and commercialization of SB-525.  We and Pfizer may also collaborate in the research and development of additional adeno-associated virus or AAV-based gene therapy products for hemophilia A.  See “Liquidity and Capital Resources” below.

Additionally, we have a legacy clinical development program evaluating SB-728-T, a ZFN-modified autologous T-cell product and SB-728-HSPC, a ZFN-modified autologous hematopoietic stem cell product for the treatment of HIV/AIDS. We have determined that HIV/AIDS is not a primary strategic focus for Sangamo, and we intend to seek collaborative partnerships before investing further in the development of human therapeutics for these indications.

In fields outside human therapeutics, we have entered into strategic partnerships to facilitate the sale or licensing of our ZFP platform. We have a license agreement with Sigma-Aldrich Corporation or Sigma. Under this agreement, Sigma has the exclusive rights to develop and market ZFP-based laboratory research reagents marketed under the trademark CompoZr ® as well as ZFP-modified cell lines for commercial production of protein pharmaceuticals and ZFP-engineered transgenic animals. We also have a license agreement with Dow AgroSciences, LLC or DAS, a wholly owned subsidiary of Dow Chemical Corporation. Under this agreement, DAS has the exclusive rights to use our ZFP technology to modify the genomes or alter protein expression of plant cells, plants, or plant cell cultures and markets our ZFN technology under the trademark EXZACTTM Precision Technology.

We have a substantial intellectual property position in the genome editing field including the design, selection, composition and use of engineered ZFPs to support our commercial activities. As of July 26, 2017, we either owned outright or have exclusively licensed the commercial rights to approximately 812 patents issued in the United States and foreign national jurisdictions, and 617 patent applications pending worldwide.  We continue to license and file new patent applications that strengthen our core and accessory patent portfolio. We believe that our intellectual property position is a critical element in our ability to research, develop and commercialize products and services based on gene therapy, genome editing, cell therapy and gene regulation across our chosen applications.

In the development of our ZFP technology platform, we are focusing our resources on higher-value product development for therapeutic use in humans and less on our non-therapeutic applications. Development of novel therapeutic products is costly and subject to a lengthy and uncertain regulatory process at the U.S. Food and Drug Administration, or FDA. Our future products will be gene-based therapeutics. Adverse events in both our own clinical program and other programs may have a negative impact on regulatory approval, the willingness of potential commercial partners to enter into agreements and public perception for our therapeutic programs.

On January 5, 2017, we changed our corporate name from “Sangamo BioSciences, Inc.” to “Sangamo Therapeutics, Inc.” The new corporate name underscores our focus on clinical development of genomic therapies using our industry-leading platform technologies across genome editing, gene therapy, gene regulation and cell therapy.

Critical Accounting Estimates

The accompanying discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements and the related disclosures, which have been prepared in accordance with generally accepted accounting principles in the United States. The preparation of these financial statements requires us to make estimates, assumptions and judgments that affect the reported amounts in our consolidated financial statements and accompanying notes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe that there have been no significant changes in our critical accounting policies and estimates disclosed in our 2016 Annual Report.

Results of Operations

Three and six months ended June 30, 2017 and 2016

Revenues

	Three months ended June 30,				Six months ended June 30,
	(in thousands, except percentage values)				(in thousands, except percentage values)
	2017	2016	Change	%	2017	2016	Change	%
Revenues:
Collaboration agreements	$7,977	$3,592	$4,385	122%	$11,283	$7,303	$3,980	54%
Research Grants	276	110	166	151%	395	341	54	16%
Total revenues	$8,253	$3,702	$4,551	123%	$11,678	$7,644	$4,034	53%

Total revenues consist of revenues from collaboration agreements and research grants. We anticipate revenues over the next several years will be derived primarily from our collaboration agreements with Pfizer, Bioverativ, DAS and Sigma.

Revenues from our corporate collaboration agreements were $8.0 million for the three months ended June 30, 2017, compared to $3.6 million in the corresponding period in 2016. The $4.4 million increase in collaboration agreements revenues was primarily due to an increase of $3.8 million in revenues related to the Pfizer Agreement and $1.0 million increase in revenues related to our agreement with Bioverativ, partially offset by a $0.3 million decrease in Shire revenue and $0.1 million decrease in Sigma revenue.  The revenues from Pfizer included $3.8 million from partial recognition of an upfront fee of $70.0 million. Bioverativ included $3.1 million from research services and $0.4 million related to partial recognition of an upfront license fee of $20.0 million. The revenues from Shire included $0.6 million related to partial recognition of an upfront license fee of $13.0 million. Research grant revenues were approximately $0.3 million for the three months ended June 30, 2017, compared to $0.1 million in the corresponding period in 2016.

Revenues from our corporate collaboration agreements were $11.3 million for the six months ended June 30, 2017, compared to $7.3 million in the corresponding period in 2016. The increase of $4.0 million in collaboration agreement revenues was primarily attributable to a $3.8 million increase in revenues related to the Pfizer Agreement, a $0.5 million increase in revenues related to our agreement with Bioverativ, and $0.2 million increase in revenues related to our agreement with Sigma, partially offset by $0.6 million in revenue from our agreement with Shire. Research grant revenues were $0.4 million for the six months ended June 30, 2017, compared to $0.3 million in the corresponding period in 2016.

Operating Expenses

	Three months ended June 30,				Six months ended June 30,
	(in thousands, except percentage values)				(in thousands, except percentage values)
	2017	2016	Change	%	2017	2016	Change	%
Operating expenses:
Research and development	$14,984	$19,454	$(4,470)	(23%)	$27,926	$34,720	$(6,794)	(20%)
General and administrative	6,037	11,090	(5,053)	(46%)	13,312	16,447	(3,135)	(19%)
Total expenses	$21,021	$30,544	$(9,523)	(31%)	$41,238	$51,167	$(9,929)	(19%)

Research and Development

Research and development expenses consist primarily of salaries and personnel-related expenses, including stock-based compensation, laboratory supplies, preclinical and clinical studies, manufacturing expenses, allocated facilities expenses, subcontracted research expenses and expenses for technology licenses. In 2015, we established a Technical Operations group to manage the relationships with third-party vendors used in our manufacturing processes as well as to improve our process development and increase our overall manufacturing capabilities.  We expect to continue to devote substantial resources to research and development in the future and expect research and development expenses to increase in the next several years if we are successful in advancing our AAV cDNA for treatment of hemophilia A and our in vivo genome editing programs in the clinic and if we are able to progress our earlier stage product candidates into clinical trials including our programs under our collaboration with Bioverativ. Pursuant to the terms of the agreement with Bioverativ, certain of our expenses related to research and development activities will be reimbursed, including employee and external research costs. The reimbursement funds received from Bioverativ are recognized as revenue as the costs are incurred and collection is reasonably assured. We also continue to fulfill our obligations under the terms of our non-therapeutic collaboration agreements with Sigma and DAS. In addition, to the extent we continue to receive royalties from Sigma, we will incur fees related to certain technologies that we have in-licensed.

Research and development expenses were $15.0 million for the three months ended June 30, 2017, compared to $19.5 million in the corresponding period in 2016. The decrease of $4.5 million in research and development expenses was primarily due to decreases of $4.8 million in manufacturing and research expenses as our programs move into the clinic, $1.1 million in lab supply expenses, and $0.5 million in stock-based compensation expense, partially offset by an increase of $1.3 million in clinical trial expense and $0.9 million in salaries and benefits.

Research and development expenses were $27.9 million for the six months ended June 30, 2017, compared to $34.7 million in the corresponding period in 2016. The decrease of $6.8 million in research and development expenses was primarily due to decreases of $7.8 million in manufacturing and research expenses as our programs move into the clinic, $1.8 million in lab supply expenses, and $1.1 million in stock-based compensation expense, partially offset by an increase of $2.0 million in clinical trial expense and $1.9 million in salaries and benefits.

General and Administrative

General and administrative expenses consist primarily of salaries and personnel-related expenses, including stock-based compensation, other expenses for executive, finance and administrative personnel, professional fees, allocated facilities expenses, patent prosecution expenses and other general corporate expenses. As we pursue commercial development of our therapeutic programs, we expect our business aspects to become more complex. We may be required to add personnel and incur additional expenses related to the maturity of our business.

General and administrative expenses were $6.0 million for the three months ended June 30, 2017, compared to $11.1 million for the corresponding period in 2016. The decrease of $5.1 million in general and administrative expenses was primarily due to decreases of $4.7 million in stock-based compensation and $1.5 million in salaries and benefits which include separation costs associated with the CEO Transition, partially offset by an increase of $0.6 million in corporate expenses, $0.3 million in legal expenses, and $0.2 million for facility expenses.

General and administrative expenses were $13.3 million for the six months ended June 30, 2017, compared to $16.4 million for the corresponding period in 2016. The decrease of $3.1 million in general and administrative expenses was primarily due to decreases of $4.5 million in stock-based compensation, and $0.7 million in salaries which include separation costs associated with the CEO Transition, partially offset by an increase of $1.1 million in legal expenses, $0.6 million in corporate expenses, and $0.4 million in facility expenses.

Liquidity and Capital Resources

Liquidity

Since inception, we have incurred significant net losses and we have funded our operations primarily through the issuance of equity securities, payments from corporate collaborators and strategic partners and research grants.

As of June 30, 2017, we had cash, cash equivalents, marketable securities and interest receivable totaling $266.5 million compared to $142.8 million as of December 31, 2016, with the increase primarily attributable to our completion of an underwritten public offering of our common stock in June 2017, in which 11.5 million shares of our common stock were sold at a public offering price of $7.25 per share. Net proceeds to the Company, after deducting underwriting discounts and commissions and other estimated offering expenses, were appropriately $78.1 million. Cash, cash equivalents, and marketable security further increased attributable to $70.0 million for the upfront license and service fee received from Pfizer pursuant to the Pfizer Agreement.

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

Under our agreement with Shire, we received an upfront license fee of $13.0 million in 2012. In addition, Shire agreed to reimburse us for agreed upon costs incurred in connection with research and development activities that we conducted and to pay us certain milestone payments based on our achievement of specified research, regulatory, clinical development, commercialization and sales milestones, which depended upon our ability with Shire to continue to progress our programs under collaboration. We were also eligible to receive royalty payments on net sales of products developed under the collaboration, if any. On September 1, 2015, we amended our agreement with Shire such that going forward, each company is responsible for expenses associated with its own programs and will reimburse the other for any ongoing services provided. Under the amended agreement, Shire does not have any milestone payment obligations to us with respect to the retained programs, but it is required to pay single digit percentage royalties to us, up to a specified maximum cap, on the commercial sales of ZFP therapeutic products from such programs. Under the agreement, we have full control over, and full responsibility for the costs of, the hemophilia programs returned to us, subject to certain diligence obligations and Shire’s right of first negotiation to obtain a license to such programs under certain circumstances. We are required to pay single digit percentage royalties to Shire, up to a specified maximum cap, on commercial sales of ZFP therapeutic products from such returned programs.

On May 26, 2017, the Company entered into an Amended and Restated At-the-Market Offering Program Sales Agreement with an investment bank pursuant to which the Company may issue and sell from time to time shares of its common stock having an aggregate offering price of up to $75.0 million through the investment bank acting as the Company’s sales agent, or the 2017 ATM Agreement. Under the 2017 ATM Agreement, if the Company decides to sell shares, the Company will notify the sales agent, and the sales agent will use its commercially reasonable efforts to sell on the Company’s behalf all of the shares of common stock requested to be sold.  Sales of the Company’s common stock, if any, will be made at market prices by any method that is deemed to be an “at the market offering” as defined in Rule 415 under the Securities Act, as amended, including sales made directly on The NASDAQ Global Select Market and sales to or through a market maker other than on an exchange. In addition, with the Company’s prior written consent, the sales agent may also sell shares of its common stock in negotiated transactions under the 2017 ATM Agreement.  During the three months ended March 31, 2017, the Company issued a total of 871,149 shares of its common stock under the original At-the-Market Offering Program Sales Agreement entered into during December 2016, and received net proceeds of $3.4 million, after deducting offering expenses, including $0.1 million of commission paid to the sales agent. These shares were inadvertently sold under a registration statement filed with the SEC that had in fact expired prior to the time the shares were sold and accordingly, these shares are subject to potential rescission rights, as described in more detail under “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q. In addition, if it were determined that the Company sold unregistered securities, the Company could be subject to enforcement actions or penalties and fines by regulatory authorities. The Company has not sold any common stock under the 2017 ATM Agreement and the full $75.0 million provided for under the 2017 ATM Agreement remained available for sale thereunder at June 30, 2017.

On May 10, 2017, we entered into the Pfizer Agreement, pursuant to which we received an upfront payment of $70.0 million from Pfizer.  Pfizer will reimburse us for certain costs incurred in connection with the SB-525 Phase 1/2 trial and certain manufacturing activities for SB-525, above a specified amount.  In addition, we are eligible to receive development milestone payments contingent on the achievement of specified clinical development, intellectual property, regulatory and first commercial sale milestones for SB-525 and potentially for other products. The total amount of potential clinical development, intellectual property, regulatory, and first commercial sale milestone payments, assuming the achievement of all specified milestones in the Agreement, is $475.0 million, which includes up to $300.0 million for SB-525 and up to $175.0 million for other products that may be developed under the Pfizer Agreement, subject to reduction on account of payments made under certain licenses for third party intellectual property.  In addition, Pfizer has agreed to pay us royalties for each licensed product that are an escalating tiered, double-digit percentage of the annual net sales of such product, and are subject to reduction due to patent expiration, entry of biosimilar products to the market and payments made under certain licenses for third party intellectual property.

Cash Flows

Operating activities. Net cash provided by operating activities for the six months ended June 30, 2017 was $43.7 million. Net cash used in operating activities was $36.5 million for the six months ended June 30, 2016. Net cash provided by operating activities for the six months ended June 30, 2017 primarily reflected the increase in deferred revenue for the period as a result of the Pfizer Agreement, as well as increased accrued liabilities partially offset by the net loss for the period as well as a decrease in account receivable and stock-based compensation. Net cash used in operating activities for the six months ended June 30, 2016 primarily reflected the increase in net loss for the period as well as a decrease in accrued liabilities and deferred revenue, partially offset by the increase in stock-based compensation.

Investing activities. Net cash used in investing activities for the six months ended June 30, 2017 and 2016, was $78.3 million and $20.2 million, respectively. Cash flows from investing activities for both periods primarily related to purchases and maturities of investments.

Financing activities. Net cash provided by financing activities for the six months ended June 30, 2017 and 2016 was $82.4 million and $0.2 million, respectively. Net cash provided by financing activities for the six month period ended June 30, 2017 was primarily related to the completion of an underwritten public offering of our common stock, net of issuance costs. Net cash provided by financing activities for the six month period ended June 30, 2016 was primarily related to the issuance of common stock upon exercise of stock options.

Operating Capital and Capital Expenditure Requirements

We anticipate continuing to incur operating losses for at least the next several years. While our rate of cash usage may increase in the future, in particular to support our product development endeavors, we believe our available cash resources as well as funds received from corporate collaborators, strategic partners and research grants will enable us to maintain our currently planned operations through 2018. Future capital requirements will be substantial, and if our capital resources are insufficient to meet future capital requirements, we will need to raise additional capital to fund our operations, including gene therapy development activities, through equity or debt financing. We regularly consider fund raising opportunities and may decide, from time to time, to raise capital based on various factors, including market conditions and our plans of operation. Additional capital may not be available on terms acceptable to us, or at all. If adequate funds are not available, or if the terms of potential funding sources are unfavorable, our business and our ability to develop our technology and our gene therapy products would be harmed. Furthermore, any sales of additional equity securities may result in dilution to our stockholders, and any debt financing may include covenants that restrict our business.

Our future capital requirements will depend on many factors and are not limited to the following:

•	the initiation, progress, timing and completion of clinical trials for our product candidates;
•	the outcome, timing and cost of regulatory approvals;
•	the success of our collaboration agreements with third parties, including Pfizer, Bioverativ and Shire;
•	delays that may be caused by changing regulatory requirements;
•	the number of product candidates that we pursue;
•	the costs involved in filing and prosecuting patent applications and enforcing and defending patent claims;
•	the timing and terms of future in-licensing and out-licensing transactions;
•	the cost and timing of establishing sales, marketing, manufacturing and distribution capabilities;
•	the cost of procuring clinical and commercial supplies of our product candidates;
•	the extent to which we acquire or invest in businesses, products or technologies; and
•	the possible costs of litigation.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements as defined in Regulation S-K, Item 303(a)(4)(ii).

Contractual Obligations and Commercial Commitments

Our future minimum contractual commitments were reported in our 2016 Annual Report and there have been no material changes outside the ordinary course of business in the previously disclosed contractual commitments during six months ended June 30, 2017.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our primary exposure to market risk is interest income sensitivity relating to our cash, cash equivalents and investments, which is affected by changes in the general level of U.S. interest rates. We do not have any foreign currency or other derivative financial instruments.

Our market risks at June 30, 2017 have not changed materially from those discussed in Item 7A of our 2016 Annual Report.

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

An investment in our common stock involves significant risk. You should carefully consider the information described in the following risk factors, together with the other information appearing elsewhere in this report, before making an investment decision regarding our common stock. While the risk factors set forth below update and supplement the risk factors set forth in the 2016 Annual Report, you should review our 2016 Annual Report, including the section under the caption “Item 1A. Risk Factors,” together with the other information appearing elsewhere in this report, before making an investment decision regarding our common stock. We have marked with an asterisk (*) those risks described below that reflect substantive changes from the risks described in our 2016 Annual Report.  If any of the risks described below or in our 2016 Annual Report actually occur, our business, financial conditions, results of operation and future growth prospects would likely be materially and adversely affected. In these circumstances, the market price of our common stock could decline, and you may lose all or a part of your investment in our common stock. Moreover, the risks described below and in our 2016 Annual Report are not the only ones that we face. Additional risks not presently known to us or that we currently deem immaterial may also affect our business, operating results, prospects or financial condition. You should carefully consider these risk factors, together with all of the other information included in this Quarterly Report as well as our other publicly available filings with the SEC.

Risks Relating to Development, Commercialization and Regulatory Approval of our Products and Technology

*Our success depends substantially on the results of clinical trials of our lead therapeutic programs, and we may not be able to demonstrate long-term safety and efficacy of product candidates in these programs.

We have opened enrollment for Phase 1/2 clinical trials evaluating product candidates for the treatment of hemophilia A, hemophilia B, MPS I (Hurler syndrome) and MPS II (Hunter syndrome). Our success and prospects depend substantially on the progress of these highly visible lead programs.  Our failure to enroll sufficient patients to conduct the trials, demonstrate safety or obtain positive clinical trial results, or our inability to meet the expected timeline of clinical trials or release of data, for these programs would have a material adverse effect on our business operations and financial conditions, which may cause a significant decline in our stock price.

While we have achieved positive results in preclinical studies of these product candidates, they have not been tested in humans, and there is no guarantee that we can duplicate such positive safety and efficacy results in clinical trials.  Furthermore, all four programs are novel in-vivo gene therapy or genome editing therapies that utilize adeno-associated virus or AAV, approach to deliver therapeutic level of ZFN into the patient’s blood stream.  The AAV delivery system has not been validated in human clinical trials previously, and if such delivery system does not meet the safety criteria or cannot produce the desirable efficacy results as we expected, we may be forced to suspend or terminate all four programs.

Our ability to advance clinical trials successfully and on a timely basis for these programs is subject to a number of additional risks, including but are not limited to the following:

•	the ability to identify and recruit sufficient number of acceptable patients to complete enrollment of trials;
•	the occurrence of unexpected adverse events or toxicity;
•	disagreement with the FDA on the interpretation of our clinical trial results;
•	defects in the preparation and manufacturing of our product candidates;
•	failure by third parties, including vendors, manufacturers and clinical trial organizations, to provide timely and adequate supplies and services;
•	development of similar gene therapies by our competitors;
•	unexpected costs and expenses and lack of sufficient funding for these programs; and
•	loss of licenses to critical intellectual properties.

Even if we are able to complete phase 1/2 trials for these programs successfully, we will likely be required to conduct additional clinical trials with larger patient populations, before obtaining the necessary regulatory approval to commercialize our products.  However, there is no guarantee that the positive results achieved in earlier trials are indicative of long-term efficacy in late stage clinical trials.  A number of companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in late stage clinical trials even after achieving promising results in earlier-stage clinical trials. If a larger population of patients does not experience positive results, or if these results are not reproducible, our products may not receive approval from the FDA, which could have a material adverse effect on our business that would cause our stock price to decline significantly.

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

Before commencing clinical trials in humans, we must submit an Investigational New Drug, or IND, application to the FDA. The FDA has 30 days to comment on the application, and if the agency has no comments, we or our commercial partner may begin clinical trials. While we have stated our intention to file additional IND applications in the future, this is only a statement of intent, and we may not be able to do so because the associated product candidates may not meet the necessary preclinical requirements. In addition, there can be no assurance that, once filed, an IND application will result in the actual initiation of clinical trials or that we will be able to meet our targeted timeline for the initiation of clinical trials. Clinical trials are subject to oversight by institutional review boards and the FDA. In addition, our proposed clinical studies may require review from the Recombinant DNA Advisory Committee or RAC, which is the advisory board to the National Institutes of Health, or NIH, focusing on clinical trials involving gene transfer.

Clinical trials:

•

must be conducted in conformance with the FDA’s good clinical practices, within the guidelines of the International Council for Harmonisation of Technical Requirements for Registration of Pharmaceuticals for Human Use or ICH and other applicable regulations;

•	must meet requirements for Institutional Review Board, or IRB, oversight;
•	must follow Institutional Biosafety Committee, or IBC, and NIH RAC guidelines where applicable;
•	must meet requirements for informed consent;
•	are subject to continuing FDA oversight;
•	may require oversight by a Data Safety Monitoring Board, or DSMB;
•	may require large numbers of test subjects; and
•

may be suspended by a commercial partner, the FDA, or us at any time if it is believed that the subjects participating in these trials are being exposed to unacceptable health risks or if the FDA finds deficiencies in the IND application or the conduct of these trials.

If we are not able to obtain the necessary regulatory approval to commercialize our products of if such approval is delayed or suspended, it would have an adverse effect on our business operations and trading price of our common stock.

While we have stated we intend to continue to advance additional early research programs through preclinical development and IND application filings and into clinical development, we may encounter difficulties that may delay, suspend or scale back our efforts.

In the future we intend to advance early research programs through preclinical development and to file new IND applications for human clinical trials evaluating these candidates. The preparation and submission of IND applications requires us to conduct rigorous and time-consuming preclinical testing, studies, and prepare documentation relating to, among other things, the toxicity, safety, manufacturing, chemistry and clinical protocol of our product candidates. We may experience unforeseen difficulties that could delay or otherwise prevent us from executing this strategy successfully. For example, we may encounter problems in the manufacturing of our products and fail to demonstrate consistency in the formulation of the drug. Our preclinical tests may produce negative or inconclusive results, which may lead us to decide, or regulators may require us, to conduct additional preclinical testing. If we cannot obtain positive results in preclinical testing, we may decide to abandon the projects altogether. In addition, our ability to complete and file certain IND applications depends on the support of our partners and the timely performance of their obligations under relevant collaboration agreements. If our partners are not able to perform such obligations or if they choose to slow down or delay the progress, we may not be able to prepare and file the intended IND applications on a timely basis or at all. Furthermore, the filing of several IND applications involves significant cost and labor, and we may not have sufficient resources and personnel to complete the filing of all intended IND applications, which may force us to scale back the number of IND applications or forego potential IND applications that we believe are promising. Any delay, suspension or reduction of our efforts to pursue our preclinical and IND strategy could have a material adverse effect on our business and cause our stock price to decline.

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

In addition, the FDA and institutional review boards may also require large numbers of patients, and the FDA may require that we repeat a clinical trial. Any delay resulting from our failure to enroll a sufficient number of patients on a timely basis may have a material adverse effect on our business.

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

*We have limited experience in conducting advanced clinical trials.

We have initiated Phase 1/2 clinical trials evaluating product candidates for hemophilia A, hemophilia B, and two LSDs, MPS I (Hurler syndrome) and MPS II (Hunter syndrome).  For potential marketing application approval, additional clinical testing will be required, which involves significantly greater resources, commitments and expertise. Therefore, we may be required to scale up our operations and enter into collaborative relationships with pharmaceutical companies that could assume responsibility for late-stage development and commercialization.

We have limited experience in conducting advanced clinical trials and may not possess the necessary resources and expertise to complete such trials, and we may need to seek partnerships or collaboration with third parties to advance these trials. We have entered into a collaborative agreement with Bioverativ to provide funding and assistance in the development of certain product candidates through the clinical trial process. Under the agreement with Bioverativ, we are responsible for all research and development through the first human clinical trial for the treatment of beta-thalassemia and both parties are responsible for research and development through the submission of IND for product candidates to treat sickle cell disease, SCD. On May 10, 2017, we entered into an agreement with Pfizer to establish a collaboration for the research, development and commercialization of SB-525 for hemophilia A, and closely related products.  However, there is no guarantee that we will be able to enter into future collaborative relationships with third parties that can provide us with the funding and expertise for later stage trials.

*Commercialization of our technologies will depend, in part, on strategic partnering with other companies. If we are not able to find partners in the future or if our partners do not diligently pursue product development efforts, we may not be able to develop our technologies or products, which could slow our growth and decrease the value of our stock.

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

We have entered into a collaborative agreement with Bioverativ to provide funding and assistance in the development of certain product candidates through the clinical trial process. Under the agreement with Bioverativ, we are responsible for all research and development through the first human clinical trial for the treatment of beta-thalassemia and both parties are responsible for research and development through the submission of IND for product candidates to treat sickle cell disease (SCD). On May 10, 2017, we entered into an agreement with Pfizer to establish a collaboration for the research, development and commercialization of SB-525 for hemophilia A, and closely related products. Under the agreement with Pfizer, we are responsible for conducting the Phase 1/2 clinical trial and certain manufacturing activities for SB-525, while Pfizer will be responsible for subsequent worldwide development, manufacturing, marketing and commercialization of SB-525.  Sangamo and Pfizer may also collaborate in the research and development of additional adeno-associated virus, or AAV based gene therapy products for hemophilia A. We also intend to seek partnership for our clinical programs for the treatment of HIV/AIDs.

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

Under typical partnering agreements, we would expect to receive revenue for the research and development of our product candidates based on achievement of specific milestones, as well as royalties based on a percentage of sales of the commercialized products. Achieving these milestones will depend, in part, on the efforts of our partner as well as our own. If we, or any partner, fail to meet specific milestones, then the partnership may be terminated, which could reduce our revenues. For more information on risks relating to our third-party collaborative agreements, see “Risks Relating to our Collaborative Relationships.”

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

We currently have limited experience in, and we do not own facilities for, clinical-scale manufacturing of our product candidates and we rely upon third-party contract manufacturing organizations to manufacture and supply drug product for our preclinical and clinical studies.  The manufacture of pharmaceutical products in compliance with the FDA’s current good manufacturing practices, or cGMP, requires significant expertise and capital investment, including the development of advanced manufacturing techniques and process controls. Manufacturers of pharmaceutical products often encounter difficulties in production, including difficulties with production costs and yields, quality control, including stability of the product candidate and quality assurance testing, shortages of qualified personnel, as well as compliance with strictly enforced cGMP requirements, other federal and state regulatory requirements and foreign regulations. If our manufacturers were to encounter any of these difficulties or otherwise fail to comply with their obligations to us or under applicable regulations, our ability to provide study drugs in our clinical studies would be jeopardized. Any delay or interruption in the supply of clinical study materials could delay the completion of our clinical studies, increase the costs associated with maintaining our clinical study programs and, depending upon the period of delay, require us to commence new studies at significant additional expense or terminate the studies completely.

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

*Our gene therapy product candidates are based on a novel technology, which makes it difficult to predict the timing and costs of development and of subsequently obtaining regulatory approval. To our knowledge, no gene therapy product has been approved in the United States and only two such products have been approved in the European Union.

We have concentrated our research and development efforts on genome editing, gene therapy, gene regulation and cell therapy. The regulatory approval process for novel product candidates such as ours is unclear and may be lengthier and more expensive than the process for other, better-known or more extensively studied product candidates.

Regulatory requirements governing gene and cell therapy products have changed frequently and may continue to change in the future. The FDA has established the Office of Cellular, Tissue and Gene Therapies within its Center for Biologics Evaluation and Research, or CBER, to consolidate the review of gene therapy and related products, and has established the Cellular, Tissue and Gene Therapies Advisory Committee to advise CBER in its review. In addition, adverse developments in clinical trials of gene therapy products conducted by others may cause the FDA or other oversight bodies to change the requirements for approval of our product candidates.

These regulatory review committees and advisory groups, and any new guidelines they promulgate, may lengthen the regulatory review process, require us to perform additional preclinical studies or clinical trials, increase our development costs, lead to changes in regulatory positions and interpretations, delay or prevent approval and commercialization of our current or future product candidates or lead to significant post-approval limitations or restrictions. As we advance our product candidates, we will be required to consult with these regulatory and advisory groups and comply with applicable guidelines. If we fail to do so, we may be required to delay or discontinue development of our product candidates. These additional processes may result in a review and approval process that is longer than we otherwise would have expected. Delay or failure to obtain, or unexpected costs in obtaining, the regulatory approval necessary to bring a potential product to market could decrease our ability to generate sufficient product revenue, and our business, financial condition, results of operations and prospects would be harmed. Even if our product candidates are approved, we expect that the FDA will require us to submit follow-up data regarding our clinical trial subjects for a number of years after approval. If this follow-up data shows negative long-term safety or efficacy outcomes for these patients, the FDA may revoke its approval or change the label of our products in a manner that could have an adverse impact on our business.

In addition, adverse developments in clinical trials of gene therapy products conducted by others may cause the FDA or other oversight bodies to change the requirements for approval of our product candidates. Although numerous companies are currently advancing gene therapy products through clinical trials, to our knowledge, only two gene therapy products, uniQure N.V.’s Glybera and GlaxoSmithKline’s Strimvelis, have received marketing authorization from the European Commission, and no gene therapy products have been approved by the FDA.  As a result, it is difficult to determine how long it will take or how much it will cost to obtain regulatory approvals for our product candidates.

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

Risks Relating to our Finances

*We have incurred significant operating losses since inception and anticipate that we will incur continued losses for the foreseeable future.

We have generated operating losses since we began operations in 1995. Our net losses for the years ended December 31, 2016, 2015 and 2014 were $71.7 million, $40.7 million and $26.4 million, respectively. The extent of our future losses and the timing of profitability are uncertain, and we expect to incur losses for the foreseeable future. We have been engaged in developing our ZFP technology since inception, which has and will continue to require significant research and development expenditures. To date, we have generated our funding from issuance of equity securities, revenues derived from collaboration agreements, other strategic partnerships in non-therapeutic applications of our technology, federal government research grants and grants awarded by research foundations. As of June 30, 2017, we had an accumulated deficit of $470.0 million. Since our initial public offering in 2000, we have generated an aggregate of approximately $418.6 million in gross proceeds from the sale of our equity securities. We expect to continue to incur additional operating losses for the next several years as we continue to advance our product candidates. If the time required to generate significant product revenues and achieve profitability is longer than we currently anticipate or if we are unable to generate liquidity through equity financing or other sources of funding, we may be forced to curtail or suspend our operations.

On an ongoing basis, management evaluates its estimates related to the recognition of revenue from upfront license payments from our collaborators and strategic partners. These estimates are based on various factors that could affect the recognition of revenue.

We may be unable to raise additional capital, which would harm our ability to develop our technology and products.

We have incurred significant operating losses and negative operating cash flows since inception and have not achieved profitability. We expect capital outlays and operating expenditures to increase over the next several years as we expand our infrastructure and research and product development activities. While we believe our financial resources will be adequate to sustain our current operations for at least the next twelve months, we may need to seek additional sources of capital through equity or debt financing. In addition, as we focus our efforts on proprietary human therapeutics, we will need to seek FDA approval of potential products, a process that could cost in excess of hundreds of millions of dollars per product. Furthermore, we may experience difficulties in accessing the capital market due to external factors beyond our control such as volatility in the equity markets for emerging biotechnology companies and general economic and market conditions both in the United States and abroad. We cannot be certain that we will be able to obtain financing on terms acceptable to us, or at all. Our failure to obtain adequate and timely funding will materially adversely affect our business and our ability to develop our technology and products candidates. Furthermore, any sales of additional equity securities may result in dilution to our stockholders and any debt financing may include business and financial covenants that restricts our operations.

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

If conflicts arise between our corporate or academic collaborators or strategic partners and us, the other party may act in its self-interest, which may limit our ability to implement our strategies. Some of our academic collaborators and strategic partners are conducting multiple product development efforts within each area that is the subject of the collaboration with us. Our collaborators or strategic partners may develop, either alone or with others, products in related fields that are competitive with the products or potential products that are the subject of these collaborations. Competing products, either developed by the collaborators or strategic partners or to which the collaborators or strategic partners have rights, may result in the withdrawal of partner support for our product candidates.

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

*Our collaborators and strategic partners may control aspects of our clinical trials, which could result in delays and other obstacles in the commercialization of our proposed products.

We depend on third-party collaborators and strategic partners to design and conduct our clinical trials for some of our therapeutic programs. As a result, we may not be able to conduct these programs in the manner or on the time schedule we currently contemplate, which may negatively impact our business operations. In addition, if any of these collaborators or strategic partners withdraws support for our programs or proposed products or otherwise impair their development; our business could be negatively affected.

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

Under our agreements with Bioverativ and Pfizer, they have control and broad discretion over all or certain aspects of the clinical development and commercialization of any product developed under the agreement, and we will have little, if any, influence on how these programs will be conducted. Our lack of control over the clinical development in our agreement with Bioverativ and Pfizer could cause delays or other difficulties in the development and commercialization of our product candidates, which may prevent us from completing the intended IND filings in a timely fashion and receiving any milestone, royalty payments and other benefits under the agreement. In addition, under their respective agreements, Bioverativ, Pfizer and Shire have certain rights to terminate the agreements by providing us with advance notices, therefore, the actual milestone payments that we may receive under these agreements may be lower than the full amounts stated above.

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

In July 2007, we entered into a license agreement with Sigma to collaborate on the application and development of ZFP-based products for use in the laboratory research reagents markets. The agreement provides Sigma with access to our ZFP technology and the exclusive right to use our ZFP technology to develop and commercialize products for use as research reagents and to offer services in related research fields. Under the agreement, Sigma has exclusive rights to develop and distribute ZFP-modified cell lines for commercial production of protein pharmaceuticals and, certain ZFP-engineered transgenic animals for commercial applications. In addition, under our license agreement with DAS relating to plant agriculture, DAS has the exclusive right to develop agricultural products using our ZFP technology in plant cells, plants or plant cell cultures. Both Sigma and DAS have the right to sublicense our technology in their respective areas. In addition to upfront payments, we may also receive additional license fees, shared sublicensing revenues, royalty payments and milestone payments depending on the success of the development and commercialization of the licensed products and services covered under both agreements. The commercial milestones and royalties are typically based upon net sales of licensed products.

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

Risks Relating to our Intellectual Property and Business Operation

*Because it is difficult and costly to protect our proprietary rights, and third parties may have filed patent applications that are similar to ours, we cannot guarantee the proprietary protection of our technologies and products.

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

Risks Relating to our Common Stock and Corporate Organization

*Our stock price has been volatile and may continue to be volatile, which could result in substantial losses for investors.

Our stock price has been volatile and may continue to be volatile, which could cause stockholders to incur substantial losses. An active public market for our common stock may not be sustained, and the market price of our common stock may continue to be highly volatile. The market price of our common stock has fluctuated significantly in response to various factors, some of which are beyond our control, including but not limited to the following:

•	announcements by us or collaborators providing updates on the progress or development status of product candidates;
•	data from clinical trials;

•	initiation or termination of clinical trials;
•	changes in market valuations of similar companies;
•	overall market and economic conditions, including the equity markets for emerging biotechnology companies;
•	deviations in our results of operations from the guidance given by us;
•	announcements by us or our competitors of new or enhanced products, technologies or services or significant contracts, acquisitions, strategic relationships, joint ventures or capital commitments;
•	announcement of changes in business and operations by our collaborators and partners, or changes in our existing collaboration agreements;
•	regulatory developments;
•	changes, by one or more of our security analysts, in recommendations, ratings or coverage of our stock.
•	additions or departures of key personnel;
•	future sales of our common stock or other securities by us, management or directors, liquidation of institutional funds that comprised large holdings of our stock; and
•	decreases in our cash balances.

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

*We may be subject to claims for rescission and may be subject to other penalties for shares sold under the ATM Agreement.

We are a party to an Amended and Restated At-the-Market Offering Program Sales Agreement, or the ATM Agreement, pursuant to which we may sell, from time to time, an aggregate of $75 million of our common stock through the investment bank acting as our sales agent under the ATM Agreement.  The shares under the original At-the-Market Offering Program Sales Agreement entered into with the sales agent in December 2016 were initially to be sold pursuant to a shelf registration statement on Form S-3 that initially became effective in February 2014, or the prior registration statement.  In March 2017, we sold an aggregate of $3.8 million of our common stock, and received net proceeds of $3.4 million, under the ATM Agreement at an average price per share of $4.39, and at the times of those sales, we believed that the prior registration statement was then effective. However, subsequent to those sales, we were advised that the prior registration statement had in fact expired prior to the time of the sales in March 2017 ATM sales. Because our registration statement had in fact expired prior to the time of such sales, we may be deemed to have violated Section 5 of the Securities Act, which requires registration of public offerings of securities. Consequently, we may be subject to claims for rescission by purchasers who purchased shares of our common stock under the ATM Agreement in March 2017.  Under Section 12(a)(1) of the Securities Act, a purchaser of security in a transaction made in violation of Section 5 of the Securities Act may obtain recovery of the consideration paid in connection with its purchase, plus statutory interest, or, if it had already sold the shares, recover damages resulting from its purchase. While we believe it is unlikely that a successful claim will be asserted against us by any purchasers who purchased shares of our common stock under the ATM Agreement in March 2017, we cannot guarantee that no such legal claims will be asserted against us by any purchasers. In addition, we could become subject to enforcement actions and/or penalties and fines by federal authorities, and we are unable to predict the likelihood of any such enforcement actions being brought against us, or the amount of any such potential penalties or fines.

Anti-takeover provisions in our certificate of incorporation and Delaware law could make an acquisition of our company more difficult and could prevent attempts by our stockholders to remove or replace current management.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	MINE SAFEY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

Not applicable.

ITEM 6.	EXHIBITS

(a) Exhibits:

3.1	Composite copy of Seventh Amended and Restated Certificate of Incorporation of Sangamo Therapeutics, Inc., as amended.

3.2	Composite copy of Second Amended and Restated Bylaws of Sangamo Therapeutics, Inc., as amended.

10.1(ǂ)	Collaboration and License Agreement between Sangamo Therapeutics, Inc. and Pfizer, Inc., dated May 10, 2017.

31.1	Rule 13a — 14(a) Certification by President and Chief Executive Officer

31.2	Rule 13a — 14(a) Certification by Principal Financial and Accounting Officer

32.1*	Certification Pursuant to 18 U.S.C. Section 1350

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*

The certifications attached as Exhibit 32.1 accompany this Quarterly Report on Form 10-Q pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, and shall not be deemed “filed” by the Registrant for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

(ǂ)	Confidential treatment has been requested for certain information contained in this document.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 9, 2017

SANGAMO THERAPEUTICS, INC.

/s/ KATHY Y. YI
Kathy Y. Yi
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description
3.1	Composite copy of Seventh Amended and Restated Certificate of Incorporation of Sangamo Therapeutics, Inc., as amended.

3.2	Composite copy of Second Amended and Restated Bylaws of Sangamo Therapeutics, Inc., as amended.

10.1(ǂ)	Collaboration and License Agreement between Sangamo Therapeutics, Inc. and Pfizer, Inc., dated May 10, 2017.

31.1	Rule 13a — 14(a) Certification by President and Chief Executive Officer

31.2	Rule 13a — 14(a) Certification by Principal Financial and Accounting Officer

32.1*	Certification Pursuant to 18 U.S.C. Section 1350

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*

The certifications attached as Exhibit 32.1 accompany this Quarterly Report on Form 10-Q pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, and shall not be deemed “filed” by the Registrant for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

(ǂ)	Confidential treatment has been requested for certain information contained in this document.