Form 10-Q
period 2017-09-30
SANGAMO THERAPEUTICS, INC
filed 2017-11-09
CIK 1001233

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

As of November 3, 2017, 84,520,951 shares of the issuer’s common stock, par value $0.01 per share, were outstanding.

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

In some cases, you can identify forward-looking statements by terms such as: “anticipates,” “believes,” “continues,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “seeks,” “should” and “will.” These statements reflect our current views with respect to future events and are based on assumptions and subject to risks and uncertainties. Given these risks and uncertainties, you should not place undue reliance on these forward-looking statements.  We discuss many of these risks in greater detail under the headings “Risk Factors” and “Management’s Discussion and Analysis of Financial Conditions and Results of Operations” in this Quarterly Report. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances arising after the date of such statements. Readers are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this Quarterly Report.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

SANGAMO THERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited; in thousands, except share and per share amounts)

	September 30,	December 31,
	2017	2016
ASSETS
Current assets:
Cash and cash equivalents	$29,894	$22,061
Marketable securities	206,810	120,474
Interest receivable	483	224
Accounts receivable	3,433	4,972
Prepaid expenses	1,720	1,849
Total current assets	242,340	149,580

Marketable securities, non-current	16,325	—
Property and equipment, net	8,500	6,557
Goodwill	1,585	1,585
Other assets	1,041	169
Total assets	$269,791	$157,891
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$10,112	$6,261
Accrued compensation and employee benefits	4,474	2,885
Deferred revenues	28,357	4,145
Total current liabilities	42,943	13,291
Deferred revenues, non-current	36,326	4,460
Build-to-suit lease obligation	3,870	3,945
Total liabilities	83,139	21,696
Commitments and contingencies
Stockholders' equity:
Common stock, $0.01 par value; 160,000,000 shares authorized, 84,104,791 and 70,871,902 shares issued and outstanding at September 30, 2017 and December 31, 2016, respectively	841	709
Additional paid-in capital	668,330	576,377
Accumulated deficit	(482,388)	(440,911)
Accumulated other comprehensive (loss) income	(131)	20
Total stockholders' equity	186,652	136,195
Total liabilities and stockholders' equity	$269,791	$157,891

See accompanying notes.

SANGAMO THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited; in thousands, except per share amounts)

	Three months ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Revenues:
Collaboration agreements	$11,759	$2,728	$23,042	$10,031
Research grants	53	95	448	436
Total revenues	11,812	2,823	23,490	10,467
Operating expenses:
Research and development	18,425	17,008	46,351	51,728
General and administrative	6,422	5,021	19,734	21,468
Total operating expenses	24,847	22,029	66,085	73,196
Loss from operations	(13,035)	(19,206)	(42,595)	(62,729)
Interest and other income, net	681	238	1,118	668
Loss before income taxes	(12,354)	(18,968)	(41,477)	(62,061)
Benefit from income taxes	—	3	—	27
Net loss	$(12,354)	$(18,965)	$(41,477)	$(62,034)
Basic and diluted net loss per share	$(0.15)	$(0.27)	$(0.55)	$(0.88)
Shares used in computing basic and diluted net loss per share	83,750	70,618	75,814	70,493

See accompanying notes.

SANGAMO THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited; in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Net loss	$(12,354)	$(18,965)	$(41,477)	$(62,034)
Change in unrealized gain (loss) on available-for-sale securities, net of tax	12	(14)	(131)	77
Comprehensive loss	$(12,342)	$(18,979)	$(41,608)	$(61,957)

See accompanying notes.

SANGAMO THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited: in thousands)

	Nine Months Ended
	September 30,
	2017	2016
Operating Activities:
Net loss	$(41,477)	$(62,034)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,030	745
Amortization of (discount) premium on marketable securities	(310)	159
Stock-based compensation	6,969	13,128
Taxes paid related to net share settlement of equity awards	(71)	(534)
Benefit from income taxes	—	(27)
Other	—	54
Net changes in operating assets and liabilities:
Interest receivable	(259)	(3)
Accounts receivable	1,539	1,039
Prepaid expenses and other assets	(743)	(725)
Accounts payable and accrued liabilities	3,676	(1,919)
Accrued compensation and employee benefits	1,589	89
Deferred revenues	56,078	(4,087)
Net cash provided by (used in) operating activities	28,021	(54,115)
Investing Activities:
Purchases of marketable securities	(229,595)	(188,129)
Maturities of marketable securities	127,093	200,497
Purchases of property and equipment	(2,873)	(509)
Net cash (used in) provided by investing activities	(105,375)	11,859
Financing Activities:
Proceeds from public offering of common stock, net of issuance costs	81,573	—
Proceeds from issuance of common stock	3,614	760
Net cash provided by financing activities	85,187	760
Net increase (decrease) in cash and cash equivalents	7,833	(41,496)
Cash and cash equivalents, beginning of period	22,061	69,482
Cash and cash equivalents, end of period	$29,894	$27,986
Supplemental disclosure of noncash investing activities:
Property and equipment included in accrued liabilities	$50	$2,202

See accompanying notes.

SANGAMO THERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2017

(Unaudited)

NOTE 1—BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Sangamo Therapeutics, Inc. (“Sangamo” or the “Company”) have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017. The condensed consolidated balance sheet data at December 31, 2016 were derived from the audited consolidated financial statements included in Sangamo’s Annual Report on Form 10-K for the year ended December 31, 2016, (the “2016 Annual Report”), as filed with the SEC. The accompanying condensed consolidated financial statements and related financial information should be read in conjunction with the audited financial statements and footnotes thereto for the year ended December 31, 2016, included in the 2016 Annual Report.

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

For revenue agreements with multiple element arrangements, such as license and development agreements, entered into on or after January 1, 2011, the Company allocates revenue to each non-contingent element based on the relative selling price of each element. When applying the relative selling price method, the Company determines the selling price for each deliverable using Vendor Specific Objective Evidence (“VSOE”) of selling price or Third Party Evidence (“TPE”) of selling price. If neither exists, the Company uses Estimated Selling Price (“ESP”) for that deliverable. Revenue allocated is then recognized when the basic four revenue recognition criteria are met for each element. The collaboration and license agreements, as amended, if applicable, entered into with (i) Shire International GmbH, formerly Shire AG (“Shire”), in January 2012, and (ii) Bioverativ Inc. (“Bioverativ”), the blood disorder spin-off of Biogen Inc., formerly Biogen Idec MA Inc. (“Biogen”) in January 2014 were evaluated under these amended accounting standards.

For the Company’s arrangement entered into May 2017 with Pfizer, Inc. (“Pfizer”), the Company recognizes revenue as a single unit of account as the license, research and development activities cannot be separated and therefore do not have standalone value.

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

Recent Accounting Standards

In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-09, Compensation – Stock Compensation (Topic 718) (“ASU 2016-09”). ASU 2016-09 involves several aspects of the accounting for share-based transactions, including the income tax consequences, classification of awards as either equity or liabilities, how to account for forfeitures, and classification on the statement of cash flows. The amendments in this update are effective for the Company for its fiscal year 2017. As a result of the adoption of ASU 2016-09, the Company recognized current and prior excess tax benefits related to the exercise of options in its income tax provision.  As a result of the Company’s historic and current losses and valuation allowance applied to its deferred tax assets, the gross cumulative effect when considering the federal and state tax impact is $7.5 million. The Company has elected to prospectively apply the amendments related to classifying cash flows related to excess tax benefits as an operating activity. For the quarter ended September 30, 2017 excess tax benefits were classified as an operating activity on the consolidated statement of cash flows, along with other income tax cash flows. The Company has made a policy election to account for forfeitures as they occur. This election was adopted using the prospective approach resulting in an immaterial cumulative effect on retained earnings at the beginning of the period. Prior to the adoption, forfeitures were accounted for using an estimated forfeiture rate.

In February 2016, the FASB issued ASU No. 2016-02 Leases (“ASU 2016-02”). ASU 2016-02 amends a number of aspects of lease accounting, including requiring lessees to recognize almost all leases with a term greater than one year as a right-of-use asset and corresponding liability, measured at the present value of the lease payments. The guidance will become effective for the Company beginning in the first quarter of 2019 with early adoption permitted and will be adopted using a modified retrospective approach. The Company is evaluating the impact of the adoption of this standard on its consolidated financial statements, and expects that its operating lease commitments will be subject to the new standard and recognized as right-of-use assets and operating lease liabilities upon adoption, which will increase the Company’s total assets and total liabilities as compared to amounts prior to adoption.

In May 2014, the FASB issued ASU 2014-09 Revenue from Contracts with Customers (“ASU 2014-09”). This standard outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The main principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. ASU 2014-09 provides companies with two implementation methods: (i) apply the standard retrospectively to each prior reporting period presented (full retrospective application); or (ii) apply the standard retrospectively with the cumulative effect of initially applying the standard as an adjustment to the opening balance of retained earnings of the annual reporting period that includes the date of initial application (modified retrospective application). The Company elected to apply the modified retrospective application.  This guidance is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. The Company has performed a preliminary assessment and continues to evaluate the impact of the pending adoption of ASU 2014-09 on its consolidated financial statements and has determined that the collaborations with Pfizer, Bioverativ, Shire, Dow AgroSciences LLC (“DAS”) and Sigma-Aldrich Corporation, which was acquired by Merck KGaA and renamed MilliporeSigma (“Sigma”) are within its scope. The Company is assessing the various components of these collaborations under ASC 2014-09 including the upfront license payment, milestones, and research and development services. At this time the Company is evaluating the impact to its financial position and results of operations upon adoption of ASU 2014-09.

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

The fair value measurements of the Company’s cash equivalents and available-for-sale marketable securities are identified at the following levels within the fair value hierarchy (in thousands):

	September 30, 2017
	Fair Value Measurements
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents:
Money market funds	$14,710	$14,710	$—	$—
Total	14,710	14,710	—	—
Marketable securities:
Commercial paper securities	106,727	—	106,727	—
Corporate debt securities	80,126	—	80,126	—
U.S. government-sponsored entity debt securities	36,282	—	36,282	—
Total	223,135	—	223,135	—
Total cash equivalents and marketable securities	$237,845	$14,710	$223,135	—

	December 31, 2016
	Fair Value Measurements
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents:
Money market funds	$18,992	$18,992	$—	$—
Total	18,992	18,992	—	—
Marketable securities:
Commercial paper securities	23,185	—	23,185	—
Corporate debt securities	10,004	—	10,004	—
U.S. government-sponsored entity debt securities	87,285	—	87,285	—
Total	120,474	—	120,474	—
Total cash equivalents and marketable securities	$139,466	$18,992	$120,474	$—

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

The table below summarizes the Company’s investments (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	(Losses)	Fair Value
September 30, 2017
Cash equivalents:
Money market funds	$14,710	$—	$—	$14,710
Total	14,710	—	—	14,710
Available-for-sale securities:
Commercial paper securities	106,759	2	(34)	106,727
Corporate debt securities	80,177	—	(51)	80,126
U.S. government-sponsored entity debt securities	36,300	—	(18)	36,282
Total	223,236	2	(103)	223,135
Total cash equivalents and available-for-sale securities	$237,946	2	$(103)	$237,845
December 31, 2016
Cash equivalents:
Money market funds	$18,992	$—	$—	$18,992
Total	18,992	—	—	18,992
Available-for-sale securities:
Commercial paper securities	23,112	73	—	23,185
Corporate debt securities	10,005	—	(1)	10,004
U.S. government-sponsored entity debt securities	87,307	3	(25)	87,285
Total	120,424	76	(26)	120,474
Total cash equivalents and available-for-sale securities	$139,416	$76	$(26)	$139,466

The Company had no material realized losses or other-than-temporary impairments of its investments for the nine months ended September 30, 2017 or the twelve months ended December 31, 2016. As of September 30, 2017 and December 31, 2016, all of the Company’s investments had maturity dates within one year, except for $16.3 million as of September 30, 2017 which mature within 24 months.  The Company has the intent and ability to hold its investments for a period of time sufficient to allow for any anticipated recovery in market value.

NOTE 4—BASIC AND DILUTED NET LOSS PER SHARE

Basic net loss per share has been computed by dividing net loss by the weighted-average number of shares of common stock outstanding during the period. Diluted net loss per share is calculated by dividing net loss by the weighted-average number of shares of common stock and potential dilutive securities outstanding during the period.

Because Sangamo is in a net loss position, diluted net loss per share excludes the effects of common stock equivalents consisting of stock options and restricted stock units, which are all anti-dilutive. The total number of shares subject to stock options and restricted stock units outstanding were excluded from consideration in the calculation of diluted net loss per share. Stock options and restricted stock units outstanding as of September 30, 2017 and 2016 were 9,581,024 and 9,559,727, respectively.

NOTE 5—MAJOR CUSTOMERS, PARTNERSHIPS AND STRATEGIC ALLIANCES

Collaboration Agreements

Collaboration and License Agreement with Pfizer Inc. in Human Therapeutics

On May 10, 2017, Sangamo entered into an Exclusive, Global Collaboration and License Agreement (the “Pfizer Agreement”) with Pfizer pursuant to which Sangamo and Pfizer established a collaboration for the research, development and commercialization of SB-525, Sangamo’s gene therapy product candidate for hemophilia A, and closely related products.

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

Under the Pfizer Agreement, Sangamo received an upfront fee of $70.0 million from Pfizer.  In addition, Sangamo is eligible to receive $208.5 million in payments upon the achievement of specified clinical development, intellectual property, regulatory and $266.5 million in payment upon first commercial sale milestones for SB-525 and potentially other products. The total amount of potential clinical development, intellectual property, regulatory, and first commercial sale milestone payments, assuming the achievement of all specified milestones in the Pfizer Agreement, is $475.0 million, which includes up to $300.0 million for SB-525 and up to $175.0 million for other products that may be developed under the Pfizer Agreement, subject to reduction on account of payments made under certain licenses for third party intellectual property.  In addition, Pfizer has agreed to pay Sangamo royalties for each potential licensed product developed under the Pfizer Agreement that are an escalating tiered, double-digit percentage of the annual net sales of such product and are subject to reduction due to patent expiration, entry of biosimilar products to the market and payment made under certain licenses for third party intellectual property.  To date, no milestone payments have been received and no products have been approved and therefore no royalty fees have been earned under the Pfizer Agreement.

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

The Company has identified the deliverables within the Pfizer Agreement as a license to the technology and on-going services. The Company concluded that the license is not a separate unit of accounting as it does not have stand-alone value to Pfizer apart from the services to be performed by the Company pursuant to the Pfizer Agreement. As a result, the Company will recognize revenue from the upfront payment on a straight-line basis over a thirty-two month estimated time over which the Company will perform services under the Pfizer agreement. The recognition period will be reviewed quarterly and adjusted, as needed, to reflect the Company’s current assumptions regarding the period of performance. As of September 30, 2017, the Company had deferred revenue of $59.6 million related to the Pfizer Agreement. During the three and nine months ended September 30, 2017 the Company recognized revenue of $6.6 million and $10.4 million, respectively, related to the upfront fee that was received upon entering into the Pfizer agreement.

Collaboration and License Agreement with Bioverativ Inc. in Human Therapeutics

In January 2014, the Company entered into a Global Research, Development and Commercialization Collaboration and License Agreement with Biogen (the “Bioverativ Agreement”), and in January 2017 this agreement was assigned by Biogen to its blood disorder spin-off, Bioverativ.  Pursuant to the Bioverativ Agreement, Sangamo and Bioverativ collaborate to discover, develop, seek regulatory approval for and commercialize therapeutics based on Sangamo’s zinc finger DNA-binding protein (“ZFP”) technology for hemoglobinopathies, including beta-thalassemia and sickle cell disease (“SCD”).

Under the Bioverativ Agreement, Sangamo and Bioverativ jointly conduct two research programs: the beta-thalassemia program and the SCD program. For the beta-thalassemia program, Sangamo is responsible for all discovery, research and development activities through the first human clinical trial for the first therapeutic developed under the Bioverativ Agreement for the treatment of beta-thalassemia. For the SCD program, both parties are responsible for research and development activities through the submission of an Investigational New Drug (“IND”) application for a ZFP-based therapeutic intended to treat SCD. For both programs, Bioverativ is responsible for subsequent world-wide clinical development, manufacturing and commercialization of licensed products developed under the Bioverativ Agreement. At the end of specified research terms for each program or under certain specified circumstances, Bioverativ retains the right to step in and take over any remaining activities of Sangamo. Furthermore, Sangamo has an option to co-

promote in the United States any licensed products to treat beta-thalassemia and SCD developed under the Bioverativ Agreement, and Bioverativ agrees to compensate Sangamo for such co-promotion activities.

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

The Company has identified the deliverables within the arrangement as a license to the technology and on-going research services activities. The Company concluded that the license is not a separate unit of accounting as it does not have stand-alone value to Bioverativ apart from the research services to be performed pursuant to the Bioverativ Agreement. As a result, the Company will recognize revenue from the upfront payment on a straight-line basis over a forty-four month estimated research term as of the November 2016 modification date, during which time the Company will perform research services. The estimated period of performance is reviewed quarterly and adjusted, as needed, to reflect the Company’s current assumptions regarding the timing of its deliverables. As of September 30, 2017, the Company had deferred revenue of $5.0 million related to the Bioverativ Agreement.

Revenues recognized under the agreement with Bioverativ for the three months and nine months ended September 30, 2017 and 2016 were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Revenue related to Bioverativ Collaboration:
Recognition of upfront fee	$442	$607	$1,326	$1,823
Research services	2,959	1,238	7,736	5,163
Total	$3,401	$1,845	$9,062	$6,986

Costs and expenses incurred under the Bioverativ Agreement related to the beta-thalassemia project were $2.8 million and $1.2 million during the three months ended September 30, 2017 and 2016, respectively, and $7.3 million and $5.3 million during the nine months ended September 30, 2017 and, 2016, respectively.

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

Under the original Shire Agreement, the Company and Shire agreed to develop potential genome editing products or diagnostic products for up to seven gene targets. The initial four gene targets selected were blood clotting Factors VII, VIII, IX and X, and products developed for such initial gene targets may be used for treating or diagnosing hemophilia A and B. Shire had the right, subject to certain limitations, to designate two additional gene targets, and in June 2012, Shire selected a fifth gene target for the development of a therapeutic for Huntington’s disease. Pursuant to the Shire Agreement, the Company granted Shire an exclusive, world-wide, royalty-bearing license, with the right to grant sublicenses, to use Sangamo’s ZFP technology for the purpose of developing and commercializing human therapeutic and diagnostic products for the gene targets.

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

The Company has identified the deliverables within the amended arrangement as a license to the technology and on-going research services activities. The Company has concluded that the license is not a separate unit of accounting as it does not have stand-alone value to Shire apart from the research services to be performed pursuant to the Shire amendment. As of September 30, 2017, the Company had recognized the remaining deferred revenue of $1.2 million related to the Shire amendment as the research services were completed.

Revenues recognized under the agreement with Shire for the three and nine months ended September 30, 2017 and 2016 were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Revenue related to Shire Collaboration:
Recognition of upfront fee	$1,166	$542	$2,333	$1,625
Research services	6	165	116	957
Total	$1,172	$707	$2,449	$2,582

Related costs and expenses incurred under the Shire agreement were $0.0 million and $0.2 million during the three months ended September 30, 2017 and 2016, and $0.0 million and $0.9 million during the nine months ended September 30, 2017 and 2016, respectively.

Agreement with Sigma-Aldrich Corporation in Laboratory Research Reagents, Transgenic Animal and Commercial Protein Production Cell-line Engineering

In July 2007, the Company entered into a license agreement (the “Sigma Agreement”) with Sigma. Under the Sigma Agreement, Sangamo agreed to provide Sigma with access to Sangamo’s proprietary ZFP technology and the exclusive right to use the technology to develop and commercialize research reagent products and services in the research field, excluding certain agricultural research uses that Sangamo previously licensed to DAS. Under the Sigma Agreement, Sangamo and Sigma agreed to conduct a three-year research program to develop laboratory research reagents using Sangamo’s ZFP technology during which time Sangamo agreed to assist Sigma in connection with its efforts to market and sell services employing the Company’s ZFP technology in the research field. Sangamo has transferred its ZFP manufacturing technology to Sigma.

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

Revenues recognized under the agreement with Sigma for the three and nine months ended September 30, 2017 and 2016 were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Revenue related to Sigma Collaboration:
Royalty revenues	$18	$42	$68	$103
License fee revenues	—	7	267	77
Total	$18	$49	$335	$180

Related costs and expenses incurred under the Sigma agreement were $0.0 million during both the three and nine months ended September 30, 2017 and 2016, respectively.

Agreement with Dow AgroSciences in Plant Agriculture

In October 2005, the Company entered into an exclusive commercial license agreement with DAS. Under this agreement, Sangamo provides DAS with access to proprietary ZFP technology and the exclusive right to use the technology to modify the genomes or alter the nucleic acid or protein expression of plant cells, plants, or plant cell cultures. Sangamo has retained rights to use plants or plant-derived products to deliver ZFP transcription factors (“ZFP TFs”) or ZFP nucleases (“ZFNs”) into humans or animals for diagnostic, therapeutic or prophylactic purposes. The Company’s agreement with DAS provided for an initial three-year research term. In June 2008, DAS exercised its option under the agreement to obtain a commercial license to sell products incorporating or derived from plant cells generated using the Company’s ZFP technology, including agricultural crops, industrial products and plant-derived biopharmaceuticals. The exercise of the option triggered a one-time commercial license fee of $6.0 million, payment of the remaining $2.3 million of the previously agreed $4.0 million in research milestones, development and commercialization milestone payments for each product, and royalties on sales of products. Furthermore, DAS has the right to sublicense Sangamo’s ZFP technology to third parties for use in plant cells, plants or plant cell cultures and Sangamo will be entitled to 25% of any cash consideration received by DAS under such sublicenses. In December 2010, the Company amended its agreement with DAS to extend the period of reagent manufacturing services and research services through December 31, 2012.

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

Revenues recognized under the agreement with DAS were $0.4 million during three and nine months ended September 30, 2017. There were no revenues recognized for the three and nine months ended September 30, 2016. There were no costs and expenses incurred under the agreement with DAS during the three and nine months ended September 30, 2017 and 2016, respectively.

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

There were no revenues attributable to research and development performed under this Strategic Partnership Award during the three and nine months ended either September 30, 2017 or 2016. Related costs and expenses incurred under the CIRM Strategic Partnership Award were $0.5 million and $0.6 million during the three months ended September 30, 2017 and 2016, respectively, and $0.8 million and $1.2 million during the nine months ended September 30, 2017 and 2016, respectively.

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

NOTE 7—STOCK-BASED COMPENSATION

The following table shows total stock-based compensation expense included in the condensed consolidated statements of operations for the three and nine months ended September 30, 2017 and 2016 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Research and development	$1,331	$1,790	$3,766	$5,368
General and administrative	888	945	3,203	7,760
Total stock-based compensation expense	$2,219	$2,735	$6,969	$13,128

Included in the above stock-based compensation table for the nine months ended September 30, 2017 is $0.8 million related to a modification of options for the Company’s former chief financial officer who retired during the three months ended March 31, 2017. For the nine months ended September 30, 2016 the Company recognized $4.1 million in stock-based compensation expense associated with separation costs for the transition of the Company’s former chief executive officer in June 2016.

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

The Company is deemed, for accounting purposes only, to be the owner of the entire project including the building shell, even though it is not the legal owner. In connection with the Company’s accounting for this transaction, the Company capitalized the costs of construction as a build-to-suit property within property and equipment, net, and recognize a corresponding build-to-suit lease obligation for the same amount. As of September 30, 2017, $3.8 million of costs were capitalized in buildings with a corresponding build-to-suit lease obligation recognized related to this lease.

Construction has completed on the facility and as such a portion of the monthly lease payment is allocated to land rent and recorded as an operating lease expense and the non-interest portion of the amortized lease payments to the landlord related to the rent of the building is applied to reduce the build-to-suit lease obligation.

NOTE 9— STOCKHOLDERS’ EQUITY

On May 26, 2017, the Company entered into an Amended and Restated At-the-Market Offering Program Sales Agreement (the “2017 ATM Agreement”) with an investment bank pursuant to which the Company may issue and sell from time to time after the date of the 2017 ATM Agreement, shares of its common stock having an aggregate offering price of up to $75.0 million through the investment bank acting as the Company’s sales agent. Under the 2017 ATM Agreement, if the Company decides to sell shares, the Company will notify the sales agent, and the sales agent will use its commercially reasonable efforts to sell on the Company’s behalf all of the shares of common stock requested to be sold.  Sales of the Company’s common stock, if any, will be made at market prices by any method that is deemed to be an “at the market offering” as defined in Rule 415 under the Securities Act, as amended, including sales made directly on The NASDAQ Global Select Market and sales to or through a market maker other than on an exchange. In addition, with the Company’s prior written consent, the sales agent may also sell shares of its common stock in negotiated transactions under the 2017 ATM Agreement.  During the three months ended March 31, 2017, the Company issued a total of 871,149 shares of its common stock under the original At-the-Market Offering Program Sales Agreement entered into with the sales agent in December 2016, and received net proceeds of $3.4 million, after deducting offering expenses, including $0.1 million of commission paid to the sales agent. These shares were inadvertently sold under a registration statement filed with the SEC that had in fact expired prior to the time the shares were sold.  Consequently, the Company may be subject to claims for rescission by purchasers who purchased shares of common stock under the ATM Agreement in March 2017.  Under Section 12(a)(1) of the Securities Act, a purchaser of security in a transaction made in violation of Section 5 of the Securities Act may obtain recovery of the consideration paid in connection with its purchase, plus statutory interest, or, if it had already sold the shares, recover damages resulting from its purchase. While the Company believes it is unlikely that a successful claim will be asserted against the Company by any purchasers who purchased shares of common stock under the ATM Agreement in March 2017, the Company cannot guarantee that no such legal claims will be asserted against the Company by any purchasers. In addition, the Company could become subject to enforcement actions and/or penalties and fines by federal authorities, and the Company is unable to predict the likelihood of any such enforcement actions being brought, or the amount of any such potential penalties or fines.

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

NOTE 10— SUBSEQUENT EVENT

On November 3, 2017, Sangamo Therapeutics, Inc. (the “Company”) entered into a Lease Agreement (the “Lease”) with Marina Boulevard Property, LLC (“Landlord”) for the lease of approximately 87,695 square feet of rentable area of the building located at 7000 Marina Boulevard, Brisbane, California (the “Premises”). The Company expects to occupy the Premises upon completion of tenant improvements, which the Company expects will occur by the end of 2018. The Company plans to use the Premises as its new principal executive offices and for general office, research and development, lab and manufacturing uses. After the relocation, the Company plans to continue to utilize its currently-leased space located in Richmond, California as a research center.

Unless earlier terminated, the term of the Lease (the “Initial Term”) will commence on June 1, 2018 (the “Commencement Date”) and will expire the day before the eleventh anniversary of the Commencement Date. The aggregate base rent due over the Initial Term under the terms of the Lease is approximately $38 million (without giving effect to certain rent abatement terms). The Company will also be responsible for the payment of additional rent to cover certain costs, taxes and insurance. Based on the estimated monthly additional rent for 2017 as set forth in the Lease, the Company estimates that the additional rent during the Initial Term will be approximately $10 million. The Company also expects to pay approximately $15 million for leasehold improvements, net of the tenant improvement allowance.

The Company has two renewal options to extend the term of the Lease for a period of five years each (each, a “Renewal Term”) beyond the Initial Term. Under the terms of the Lease, the base rent payable with respect to each Renewal Term will be equal to 90% of the prevailing market rental rent as of the commencement of the applicable Renewal Term. In the event of a default of certain of the Company’s obligations under the Lease, Landlord would have right to terminate the Lease. At this time the Company is assessing the accounting impact of the lease.

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

Overview

We are a clinical stage biotechnology company focused on translating ground-breaking science into genomic therapies that transform patients’ lives using our industry-leading platform technologies in genome editing, gene therapy, gene regulation and cell therapy. Our proprietary zinc finger DNA-binding proteins, or ZFP technology enables efficient and highly specific genome editing and gene regulation, and we are developing genome editing and gene therapies for the treatment of diverse diseases with well-characterized genetic causes. We have several proprietary clinical and preclinical programs in development and have strategically partnered certain programs with biopharmaceutical companies to obtain funding for our own programs and to expedite clinical and commercial development. Our long-term goal is to forward integrate into manufacturing, development and commercial operations to more fully capture the value of our proprietary genome editing and gene therapy products.

We, and our licensed partners, are the leaders in the research, development and commercialization of ZFPs, a naturally occurring class of proteins found in humans. We have used our knowledge and expertise to develop a proprietary technology platform in both genome editing and gene regulation. ZFPs can be engineered to make zinc finger nucleases, or ZFNs, proteins that can be used to specifically modify DNA sequences by adding or knocking out specific genes (genome editing), and ZFP transcription factors or ZFP TFs, proteins that can be used to increase or decrease gene function (gene regulation). Although we are focused on the development of human therapeutic applications, ZFPs act at the DNA level and potentially have broad and fundamental applications in several other areas, such as plant agriculture and research reagents, including the production of transgenic animals and cell-line engineering. In the process of developing this platform we have accrued significant scientific, manufacturing and regulatory capabilities and know-how that is generally applicable in the broader field of gene therapy.

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

We have established a collaborative partnership with Bioverativ, Inc., or Bioverativ, the blood disorder spin-off of Biogen Inc., formerly Biogen Idec MA Inc., to research, develop and commercialize therapeutic gene-edited cell therapy products in hemoglobinopathies, including sickle cell disease, or SCD and beta-thalassemia. The U.S. Food and Drug Administration, or FDA, has approved the Investigational New Drug Application, or IND, relating to a gene-edited cell therapy candidate for the treatment of beta-thalassemia, enabling us to initiate a clinical trial evaluating such product candidate for the treatment of beta-thalassemia. We expect to begin enrolling patients in that study in the first half of 2018. We also have a collaborative partnership with Shire International GmbH, formerly Shire AG, or Shire, to research, develop and commercialize a preclinical development program related to Huntington’s disease.

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

Additionally, we have a legacy clinical development program evaluating SB-728-T, a ZFN-modified autologous T-cell product and SB-728-HSPC, a ZFN-modified autologous hematopoietic stem cell product for the treatment of HIV/AIDS. We have determined that HIV/AIDS is not a primary strategic focus for our Company, and we intend to seek collaborative partnerships before investing further in the development of human therapeutics for these indications.

In fields outside human therapeutics, we have entered into strategic partnerships to facilitate the sale or licensing of our ZFP platform. We have a license agreement with Sigma-Aldrich Corporation, which was acquired by Merck KGaA and renamed MilliporeSigma, or Sigma. Under this agreement, Sigma has the exclusive rights to develop and market ZFP-based laboratory research reagents marketed under the trademark CompoZr ® as well as ZFP-modified cell lines for commercial production of protein pharmaceuticals and ZFP-engineered transgenic animals. We also have a license agreement with Dow AgroSciences, LLC or DAS, a wholly owned subsidiary of Dow Chemical Corporation. Under this agreement, DAS has the exclusive rights to use our ZFP technology to modify the genomes or alter protein expression of plant cells, plants, or plant cell cultures and markets our ZFN technology under the trademark EXZACTTM Precision Technology.

We have a substantial intellectual property position in the genome editing field including the design, selection, composition and use of engineered ZFPs to support our commercial activities. As of July 26, 2017, we either owned outright or have exclusively licensed the commercial rights to approximately 812 patents issued in the United States and foreign national jurisdictions, and 617 patent applications pending worldwide.  We continue to license and file new patent applications that strengthen our core and accessory patent portfolio. We believe that our intellectual property position is a critical element in our ability to research, develop and commercialize products and services based on genome editing, gene therapy, gene regulation and cell therapy across our chosen applications.

In the development of our ZFP technology platform, we are focusing our resources on higher-value product development for therapeutic use in humans. Development of novel therapeutic products is costly and subject to a lengthy and uncertain regulatory process at the FDA. Our future products will be gene-based therapeutics. Adverse events in both our own clinical program and other programs may have a negative impact on regulatory approval, the willingness of potential commercial partners to enter into agreements and public perception for our therapeutic programs.

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

Results of Operations

Three and nine months ended September 30, 2017 and 2016

Revenues

	Three Months Ended September 30,				Nine Months Ended September 30,
	(in thousands, except percentage values)				(in thousands, except percentage values)
	2017	2016	Change	%	2017	2016	Change	%

Revenues:
Collaboration agreements	$11,759	$2,728	$9,031	331%	$23,042	$10,031	$13,011	130%
Research Grants	53	95	(42)	-44%	448	436	12	3%
Total revenues	$11,812	$2,823	$8,989	318%	$23,490	$10,467	$13,023	124%

Total revenues consist of revenues from collaboration agreements and research grants. We anticipate revenues over the next several years will be derived primarily from our collaboration agreements with Pfizer, Bioverativ, DAS and Sigma.

Revenues from our corporate collaboration agreements were $11.8 million for the three months ended September 30, 2017, compared to $2.7 million in the corresponding period in 2016. The $9.1 million increase in collaboration agreements revenues was primarily due to an increase of $6.6 million in revenues related to the Pfizer Agreement, $1.6 million increase in revenues related to our agreement with Bioverativ, and $0.5 million in revenue related to Shire revenue.  The revenues from Pfizer included $6.6 million from the partial recognition of an upfront fee of $70.0 million. Bioverativ included $3.0 million from research services and $0.4 million related to partial recognition of an upfront license fee of $20.0 million. The revenues from Shire included $1.2 million related to the final recognition of the upfront license fee of $13.0 million. Research grant revenues were approximately $0.1 million for the three months ended September 30, 2017 and 2016, respectively.

Revenues from our corporate collaboration agreements were $23.0 million for the nine months ended September 30, 2017, compared to $10.0 million in the corresponding period in 2016. The increase of $13.0 million in collaboration agreement revenues was primarily attributable to a $10.4 million increase in revenues related to the Pfizer Agreement, $2.1 million increase in revenues related to our agreement with Bioverativ, and $0.2 million increase in revenues related to our agreement with Sigma, partially offset by $0.1 million in revenue from our agreement with Shire. Research grant revenues were $0.4 million for the nine months ended September 30, 2017 and 2016, respectively.

Operating Expenses

	Three Months Ended September 30,				Nine Months Ended September 30,
	(in thousands, except percentage values)				(in thousands, except percentage values)
	2017	2016	Change	%	2017	2016	Change	%

Operating expenses:
Research and development	$18,425	$17,008	$1,417	8%	$46,351	$51,728	$(5,377)	-10%
General and administrative	6,422	5,021	1,401	28%	19,734	21,468	(1,734)	-8%
Total expenses	$24,847	$22,029	$2,818	13%	$66,085	$73,196	$(7,111)	-10%

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

Research and development expenses were $18.4 million for the three months ended September 30, 2017, compared to $17.0 million in the corresponding period in 2016. The increase of $1.4 million in research and development expenses was primarily due to increases of $1.9 million in manufacturing and clinical trial expenses due to timing of manufacturing activities, $1.5 million in salaries and benefits, and $0.3 million in facility expenses, partially offset by a decrease of $1.3 million in research expense and $0.7 million in lab supply expenses as our programs move into the clinic, and $0.5 million in stock-based compensation expense.

Research and development expenses were $46.4 million for the nine months ended September 30, 2017, compared to $51.7 million in the corresponding period in 2016. The decrease of $5.3 million in research and development expenses was primarily due to decreases of $5.0 million in manufacturing expense partially due to the completion of clinical material related to the MPS programs, $3.1 million in research expenses partially as a result of our hemophilia A program moving to the clinic, $2.4 million in lab supply expenses as our programs move into the clinic, and a $1.6 million decrease in stock-based compensation expense. These decreases were partially offset by an increase of $3.4 million in salaries and benefits expense and $3.0 million in clinical trial expense related to our hemophilia B and MPS programs.

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

General and administrative expenses were $6.4 million for the three months ended September 30, 2017, compared to $5.0 million for the corresponding period in 2016. The increase of $1.4 million in general and administrative expenses was primarily due to increases of $0.7 million in salaries and benefits, $0.3 million in legal expenses, and $0.2 million in facility expense.

General and administrative expenses were $19.7 million for the nine months ended September 30, 2017, compared to $21.5 million for the corresponding period in 2016. The decrease of $1.8 million in general and administrative expenses was primarily due to a decrease of $4.5 million in stock-based compensation expense which includes separation costs associated with the transition of our former chief executive officer in June 2016, partially offset by increases of $1.4 million in legal expenses, $0.6 million in corporate expenses, $0.6 million in facility expenses, and $0.1 million in consulting expense.

Liquidity and Capital Resources

Liquidity

Since inception, we have incurred significant net losses and we have funded our operations primarily through the issuance of equity securities, payments from corporate collaborators and strategic partners and research grants.

As of September 30, 2017, we had cash, cash equivalents, marketable securities and interest receivable totaling $253.5 million compared to $142.8 million as of December 31, 2016, with the increase primarily attributable to our completion of an underwritten public offering of our common stock in June 2017, in which 11.5 million shares of our common stock were sold at a public offering price of $7.25 per share. Net proceeds to the Company, after deducting underwriting discounts and commissions and other estimated offering expenses, were appropriately $78.1 million. Cash, cash equivalents, and marketable security further increased attributable to $70.0 million for the upfront license and service fee received from Pfizer pursuant to the Pfizer Agreement.

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

On May 26, 2017, we entered into an Amended and Restated At-the-Market Offering Program Sales Agreement with an investment bank pursuant to which we may issue and sell from time to time shares of our common stock having an aggregate offering price of up to $75.0 million through the investment bank acting as our sales agent, or the 2017 ATM Agreement. Under the 2017 ATM Agreement, if we decides to sell shares, we will notify the sales agent, and the sales agent will use its commercially reasonable efforts to sell on our behalf all of the shares of common stock requested to be sold.  Sales of our common stock, if any, will be made at market prices by any method that is deemed to be an “at the market offering” as defined in Rule 415 under the Securities Act, as amended, including sales made directly on The NASDAQ Global Select Market and sales to or through a market maker other than on an exchange. In addition, with our prior written consent, the sales agent may also sell shares of our common stock in negotiated transactions under the 2017 ATM Agreement.  During the three months ended March 31, 2017, we issued a total of 871,149 shares of its common stock under the original At-the-Market Offering Program Sales Agreement entered into during December 2016, and received net proceeds of $3.4 million, after deducting offering expenses, including $0.1 million of commission paid to the sales agent. These shares were inadvertently sold under a registration statement filed with the SEC that had in fact expired prior to the time the shares were sold and accordingly, these shares are subject to potential rescission rights, as described in more detail under “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q. In addition, if it were determined that we sold unregistered securities, we could be subject to enforcement actions or penalties and fines by regulatory authorities. We have not sold any common stock under the 2017 ATM Agreement and the full $75.0 million provided for under the 2017 ATM Agreement remained available for sale thereunder at September 30, 2017.

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

Cash Flows

Operating activities. Net cash provided by operating activities for the nine months ended September 30, 2017 was $28.0 million. Net cash used in operating activities was $54.1 million for the nine months ended September 30, 2016. Net cash provided by operating activities for the nine months ended September 30, 2017 primarily reflected the increase in deferred revenue for the period as a result of the Pfizer Agreement, as well as stock-based compensation and increased accounts payable and accrued liabilities, which were partially offset by the net loss for the period as well as a decrease in prepaid assets. Net cash used in operating activities for the nine months ended September 30, 2016 primarily reflected the increase in net loss for the period as well as a decrease in accrued liabilities and deferred revenue, partially offset by the increase in stock-based compensation.

Investing activities. Net cash used in investing activities for the nine months ended September 30, 2017 was $105.4 million. Net cash provided by investing activities was $11.9 million for the nine months ended September 30, 2016. Cash flows from investing activities for both periods primarily related to purchases and maturities of investments.

Financing activities. Net cash provided by financing activities for the nine months ended September 30, 2017 and 2016 was $85.2 million and $0.8 million, respectively. Net cash provided by financing activities for the nine month period ended September 30, 2017 was primarily related to the completion of an underwritten public offering of our common stock, net of issuance costs. Net cash provided by financing activities for the nine month period ended September 30, 2016 was primarily related to the issuance of common stock upon exercise of stock options.

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

Our future capital requirements will depend on many factors and are not limited to the following:

•	the initiation, progress, timing and completion of clinical trials for our product candidates;
•	the outcome, timing and cost of regulatory approvals;
•	the success of our collaboration agreements with third parties, including Pfizer, Bioverativ, DAS, and Sigma;
•	delays that may be caused by changing regulatory requirements;
•	the number of product candidates that we pursue;
•	the costs involved in filing and prosecuting patent applications and enforcing and defending patent claims;
•	the timing and terms of future in-licensing and out-licensing transactions;
•	the cost and timing of establishing sales, marketing, manufacturing and distribution capabilities;
•	the cost of procuring clinical and commercial supplies of our product candidates;
•	the extent to which we acquire or invest in businesses, products or technologies; and
•	the possible costs of litigation.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements as defined in Regulation S-K, Item 303(a)(4)(ii).

Contractual Obligations and Commercial Commitments

Our future minimum contractual commitments were reported in our 2016 Annual Report and there have been no material changes outside the ordinary course of business in the previously disclosed contractual commitments during the nine months ended September 30, 2017.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our primary exposure to market risk is interest income sensitivity relating to our cash, cash equivalents and investments, which is affected by changes in the general level of U.S. interest rates. We do not have any foreign currency or other derivative financial instruments.

Our market risks at September 30, 2017 have not changed materially from those discussed in Item 7A of our 2016 Annual Report.

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

Change in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We have initiated Phase 1/2 clinical trials evaluating product candidates for the treatment of hemophilia A, hemophilia B, MPS I (Hurler syndrome) and MPS II (Hunter syndrome). Our success and prospects depend substantially on the progress of these highly visible lead programs.  Our failure to enroll sufficient patients to conduct the trials, demonstrate safety or obtain positive clinical trial results, or our inability to meet the expected timeline of clinical trials or release of data, for these programs would have a material adverse effect on our business operations and financial conditions, which may cause a significant decline in our stock price.

While we have achieved positive results in preclinical studies of these product candidates, they have not been tested in humans, and there is no guarantee that we can duplicate such positive safety and efficacy results in clinical trials.  Furthermore, all four programs are novel in-vivo gene therapy or genome editing therapies that utilize adeno-associated virus or AAV, approach to deliver therapeutic level of ZFN into the patient’s blood stream.  The AAV delivery system has not been validated in human clinical trials previously, and if such delivery system does not meet the safety criteria or cannot produce the desirable efficacy results we expect, we may be forced to suspend or terminate all four programs.

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

*We may not be able to find acceptable patients or may experience delays in enrolling patients for our clinical trials.

Due in part to the nature of the indications for which we our developing our product candidates, we have experienced and may continue to experience difficulties or delays in recruiting and enrolling a sufficient number of patients to participate in our clinical trials due to a variety of reasons, including competition from other clinical trial programs for the same indication, failure of patients to meet our enrollment criteria and premature withdrawals of patients prior to the completion of clinical trials.

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

In addition, adverse developments in clinical trials of gene therapy products conducted by others may cause the FDA or other oversight bodies to change the requirements for approval of our product candidates. Although numerous companies are currently advancing gene therapy products through clinical trials, to our knowledge, only two gene therapy products, uniQure N.V.’s Glybera and GlaxoSmithKline’s Strimvelis, have received marketing authorization from the European Commission while FDA has approved cell-based gene therapies, it is only currently reviewing a vector-based gene therapy, with a decision expected in January 2018. As a result, it is difficult to determine how long it will take or how much it will cost to obtain regulatory approvals for our product candidates.

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

We have generated operating losses since we began operations in 1995. Our net losses for the years ended December 31, 2016, 2015 and 2014 were $71.7 million, $40.7 million and $26.4 million, respectively. The extent of our future losses and the timing of profitability are uncertain, and we expect to incur losses for the foreseeable future. We have been engaged in developing our ZFP technology since inception, which has and will continue to require significant research and development expenditures. To date, we have generated our funding from issuance of equity securities, revenues derived from collaboration agreements, other strategic partnerships in non-therapeutic applications of our technology, federal government research grants and grants awarded by research foundations. As of September 30, 2017, we had an accumulated deficit of $482.4 million. Since our initial public offering in 2000, we have generated an aggregate of approximately $418.6 million in gross proceeds from the sale of our equity securities. We expect to continue to incur additional operating losses for the next several years as we continue to advance our product candidates. If the time required to generate significant product revenues and achieve profitability is longer than we currently anticipate or if we are unable to generate liquidity through equity financing or other sources of funding, we may be forced to curtail or suspend our operations.

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

On November 3, 2017, we entered into a Lease Agreement, or the Lease, with Marina Boulevard Property, LLC, or the Landlord, for the lease of approximately 87,695 square feet of rentable area of the building located at 7000 Marina Boulevard, Brisbane, California, which is referred to herein as the Premises. We expect to occupy the Premises upon completion of tenant improvements, which we expect will occur by the end of 2018. We plan to use the Premises as our new principal executive offices and for general office, research and development, lab and manufacturing uses.  After our relocation, we plan to continue to utilize our currently leased space located in Richmond, California as a research center.

Unless earlier terminated, the term of the Lease, or the Initial Term, will commence on June 1, 2018, which we refer to as the Commencement Date, and will expire the day before the eleventh anniversary of the Commencement Date. The aggregate base rent due over the Initial Term under the terms of the Lease is approximately $38 million (without giving effect to certain rent abatement terms). We will also be responsible for the payment of additional rent to cover certain costs, taxes and insurance. Based on the estimated monthly additional rent for 2017 as set forth in the Lease, we estimate that the additional rent during the Initial Term will be approximately $10 million. We also expect to pay approximately $15 million for leasehold improvements, net of the tenant improvement allowance.

We have two renewal options to extend the term of the Lease for a period of five years each (each, a Renewal Term) beyond the Initial Term. Under the terms of the Lease, the base rent payable with respect to each Renewal Term will be equal to 90% of the prevailing market rental rent as of the commencement of the applicable Renewal Term. In the event of a default of certain of our obligations under the Lease, Landlord would have right to terminate the Lease.

ITEM 6.	EXHIBITS

(a) Exhibits:

3.1(A)	Composite copy of Seventh Amended and Restated Certificate of Incorporation of Sangamo Therapeutics, Inc., as amended.

3.2(B)	Composite copy of Second Amended and Restated Bylaws of Sangamo Therapeutics, Inc., as amended.

31.1	Rule 13a — 14(a) Certification by President and Chief Executive Officer.

31.2	Rule 13a — 14(a) Certification by Principal Financial and Accounting Officer.

32.1*	Certification Pursuant to 18 U.S.C. Section 1350.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*

The certifications attached as Exhibit 32.1 accompany this Quarterly Report on Form 10-Q pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, and shall not be deemed “filed” by the Registrant for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

(A)	Incorporated by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-30171), filed with the SEC on August 9, 2017.
(B)	Incorporated by reference to Exhibit 3.2 to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-30171), filed with the SEC on August 9, 2017.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 9, 2017

SANGAMO THERAPEUTICS, INC.

/s/ KATHY Y. YI
Kathy Y. Yi
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)