Form 10-K
period 2017-12-31
SANGAMO THERAPEUTICS, INC
filed 2018-03-01
CIK 1001233

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter)  is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the voting stock held by non-affiliates of the registrant based upon the closing sale price of the common stock on June 30, 2017 (the last business day of the registrant’s most recently completed second fiscal quarter), as reported on the Nasdaq Global Select Market was $734,155,954. For purposes of this calculation, directors and executive officers of the registrant have been deemed affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of February 15, 2018, a total of 86,338,976 shares of common stock $0.01 par value per share were outstanding.

.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information required by Part III, Items 10-14 of this Form 10-K is incorporated by reference to the registrant’s definitive Proxy Statement for the 2018 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Form 10-K, provided that if such Proxy Statement is not filed within such period, such information will be included in an amendment to this Form 10-K to be filed within such 120-day period.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Some statements contained in this report are forward-looking with respect to our business. Forward-looking statements include, but are not limited to, statements about:

•	our strategy;
•	product development and commercialization of our products;
•	clinical trials and release of data;
•	partnering, acquisition and other strategic transactions;
•	revenues from existing and new collaborations;
•	our research and development and other expenses;
•	manufacturing and supply;
•	sufficiency of our cash resources;
•	our operational and legal risks; and
•	our plans, objectives, expectations and intentions and any other statements that are not historical facts.

In some cases, you can identify forward-looking statements by terms such as: “anticipates,” “believes,” “continues,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “seeks,” “should” and “will.” These forward-looking statements reflect our current views with respect to future events and are based on assumptions and involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements. Given these risks and uncertainties, you should not place undue reliance on these forward-looking statements. We discuss many of these risks in greater detail under the headings “Risk Factors” and “Management’s Discussion and Analysis of Financial Results of Operations” in this Form 10-K. Accordingly, the forward-looking statements, which speak only as of the date of this Form 10-K. Except as required by law, we undertake no obligation to update or publicly release any revisions to forward-looking statements to reflect events or circumstances arising after the date of this report.

PART I

ITEM 1 – BUSINESS

OVERVIEW

We are a clinical stage biotechnology company focused on translating ground-breaking science into genomic therapies that transform patients’ lives using our industry-leading platform technologies in genome editing, gene therapy, gene regulation and cell therapy.

We are a leader in the research and development of zinc finger proteins, or ZFPs, a naturally occurring class of proteins found in humans. We have used our knowledge and expertise to develop a proprietary technology platform in both genome editing and gene regulation. ZFPs can be engineered to make zinc finger nucleases, or ZFNs, proteins that can be used to specifically modify DNA sequences by adding or knocking out specific genes, or genome editing, and ZFP transcription factors or ZFP TFs, proteins that can be used to increase or decrease gene expression, or gene regulation. In the process of developing this platform, we have accrued significant scientific, manufacturing and regulatory capabilities and know-how that are generally applicable in the broader field of gene therapy and have capitalized this knowledge into a conventional gene therapy platform based on adeno-associated viral vector, or AAV, cDNA gene transfer.

Our strategy is to maximize the value and therapeutic use of our technology platforms. In certain therapeutic areas we intend to capture the value of our proprietary genome editing and gene therapy products by forward integrating into manufacturing, development and commercial operations. In other therapeutic areas we intend to partner with biopharmaceutical companies to develop products.

We are focused on the development of human therapeutics for diverse diseases with well-characterized genetic causes. We have several proprietary clinical and preclinical product candidates in development and have strategically partnered certain programs with biopharmaceutical companies to obtain funding for our own programs and to expedite clinical and commercial development.

We have an ongoing Phase 1/2 clinical trial evaluating SB-525, a gene therapy for the treatment of hemophilia A, a bleeding disorder. We have ongoing Phase 1/2 clinical trials evaluating three product candidates using our proprietary in vivo genome editing approach: SB-FIX, for the treatment of hemophilia B, a bleeding disorder, SB-318, for the treatment of Mucopolysaccharidosis Type I, or MPS I, and SB-913 for the treatment of Mucopolysaccharidosis Type II, or MPS II.  MPS I and MPS II are rare lysosomal storage disorders, or LSDs. We are also initiating a Phase 1/2 clinical trial evaluating ST-400, developed using our proprietary ZFN-mediated ex vivo cell therapy platform, for the treatment of beta-thalassemia, a blood disorder. In addition, we have proprietary preclinical and discovery stage programs in other LSDs and monogenic diseases, including certain central nervous system disorders, cancer immunotherapy, immunology and infectious disease.

In addition, we have proprietary preclinical programs in other monogenic diseases and LSDs. Our preclinical discovery efforts include research into potential therapeutic applications of our technology for certain central nervous system disorders, autoimmune disorders, infectious disease, and others.

In February 2018, we entered into a global collaboration and license agreement with Kite Pharma, Inc., or Kite, a wholly-owned subsidiary of Gilead Sciences, Inc., or Gilead, for the research, development and commercialization of potential engineered cell therapies for cancer. In this collaboration, we will work together with Kite on a research program under which we will design ZFNs and AAVs to disrupt and insert certain genes in T cells and natural killer, or NK, cells, including the insertion of genes that encode chimeric antigen receptors, or CARs, T-cell receptors, or TCRs and NK-cell receptors, or NKRs, directed to mutually agreed targets. Kite will be responsible for all clinical development and commercialization of any resulting products.

In December 2017, we entered into a new research collaboration and license agreement with Pfizer Inc., or Pfizer, for the development and commercialization of potential gene therapy products that use ZFP TFs to treat amyotrophic lateral sclerosis, or ALS, and frontotemporal lobar degeneration, or FTLD, linked to mutations of the C9ORF72 gene. Under this agreement, we are working with Pfizer on a research program to identify, characterize and preclinically develop ZFP TFs that satisfy pre-agreed criteria. Pfizer is responsible for subsequent development, manufacturing and commercialization of licensed products.

In May 2017, we entered into a global collaboration and license agreement with Pfizer for the research, development and commercialization of SB-525, our gene therapy product candidate for hemophilia A, and closely related products. Under this agreement, we are responsible for conducting the Phase 1/2 clinical trial and certain manufacturing activities for SB-525, while Pfizer is responsible for subsequent worldwide development, manufacturing, marketing and commercialization of SB-525. We and Pfizer may also collaborate in the research and development of additional AAV-based gene therapy products for hemophilia A.

We have also established a collaborative partnership with Bioverativ, Inc., or Bioverativ, to research, develop and commercialize therapeutic gene-edited cell therapy products in hemoglobinopathies, including beta-thalassemia and sickle cell disease, or SCD. We expect to begin enrolling patients in a Phase 1/2 clinical study in the first half of 2018. Bioverativ is responsible for subsequent development, manufacturing and commercialization of licensed products.

We have a substantial intellectual property position in the genome editing field including the design, selection, composition and use of engineered ZFPs to support our research and development activities. As of February 15, 2018, we either owned outright or have exclusively licensed the commercial rights to over 860 patents issued in the United States and foreign jurisdictions, and over 610 patent applications pending worldwide.  We continue to license and file new patent applications that strengthen our core and accessory patent portfolio. We believe that our intellectual property position is a critical element in our ability to research, develop and commercialize products and services based on genome editing, gene therapy, gene regulation and cell therapy.

In January 2017, we changed our corporate name to “Sangamo Therapeutics, Inc.” to underscore our focus on clinical development of genomic therapies using our industry-leading platform technologies across genome editing, gene therapy, gene regulation and cell therapy.

INTRODUCTION TO GENOME EDITING, GENE THERAPY, CELL THERAPY AND GENE REGULATION

DNA, Genes, and Proteins

Deoxyribonucleic acid, or DNA, is present in all cells except mature red blood cells, and encodes the inherited characteristics of all living organisms. A cell’s DNA is organized in chromosomes as thousands of individual units called genes. Genes encode proteins, which are assembled through the process of transcription—whereby DNA is transcribed into ribonucleic acid, or RNA,—and, subsequently, translation—whereby RNA is translated into protein (Figure 1). Proteins are involved in virtually all cell functions. DNA, RNA and proteins comprise many of the targets for pharmaceutical drug discovery and therapeutic intervention.

Figure 1:

Schematic of the relationship between the human genome, DNA, RNA and protein

The human body is composed of specialized cells that perform different functions and are thus organized into tissues and organs. All somatic cells in an individual’s body contain the same set of genes. However, only a fraction of these genes are turned on, or expressed, in an individual human cell at any given time. Genes are regulated (i.e. turned on or turned off) by DNA-binding proteins called transcription factors in response to a wide variety of stimuli and developmental signals. Distinct sets of genes are expressed in different cell types. It is this pattern of gene expression that determines the structure, biological function and health of all cells, tissues and organisms. The aberrant expression of certain genes can lead to disease. Similarly, a mistake, or mutation in the DNA sequence of a gene, can result in corresponding error in the protein encoded by the gene, which may have serious consequences for the cell and its function. A number of disorders have been identified as caused by the inheritance of a single defective gene. These so-called monogenic diseases include hemophilia A and hemophilia B, LSDs such as MPS I and MPS II, beta-thalassemia, SCD, Huntington’s disease and many others.

ZFPs are Naturally Occurring Transcription Factors in Humans

A transcription factor recognizes and binds to a specific DNA sequence within or near a particular gene and causes expression of that gene to be “turned on” (activated) or “turned off” (repressed). ZFPs are the most common class of naturally occurring transcription factors in organisms from yeast to humans. In higher organisms, naturally occurring transcription factors typically comprise two domains: the first is a DNA-binding domain, (designated in Figure 2 as the “Recognition Domain”), which recognizes a target DNA sequence and thereby directs the transcription factor to the proper chromosomal location; the second is a functional domain that causes the target gene to be activated or repressed. To these naturally occurring transcription factors, we have added functional domains which enable genome editing at the site determined by the ZFP DNA-binding domain.

Figure 2:

Schematic of the two-domain structure of a ZFP and its therapeutic functional domain

ZFNs can be designed for genome editing and ZFP TFs can be designed for gene regulation

Consistent with the modular structure of natural ZFPs, we take a modular approach to the design of the proteins that we engineer. The ZFP portion of our engineered proteins, the DNA-recognition domain, is typically composed of four to six zinc fingers. Each individual finger recognizes and binds to a three or four base pair sequence of DNA and multiple fingers can be linked together to recognize longer stretches of DNA, thereby improving specificity. By modifying the amino acid sequence of a ZFP, we can engineer novel ZFPs capable of recognizing the DNA sequences of a chosen genomic target. We use the engineered ZFP DNA-binding domain to link to a functional domain. The ZFP DNA-binding domain brings the functional domain to the target of interest. Our ability to use our highly specific ZFP technology to precisely target a DNA sequence in a gene of interest provides us with a range of genome editing and gene regulation functions that can be applied in many different cell types.

Our engineered ZFPs can be attached to a cleavage domain of a restriction endonuclease, an enzyme that cuts DNA, creating a ZFN. When a pair of ZFNs is bound to the DNA in the correct orientation and spacing, the DNA sequence is cut between the ZFP binding sites. DNA binding by both ZFNs is necessary for cleavage, and both nuclease of the restriction endonuclease must be present in the correct orientation to interact with each other, in order to mediate DNA cleavage. This break in the DNA triggers a natural process of DNA repair in the cell. The repair process can be harnessed to achieve one of several outcomes that may be therapeutically useful (Figure 3). If cells are simply treated with ZFNs alone, the repair process joins the two ends of the broken DNA together and frequently results in the loss or addition of a small amount of genetic material at the site of the break. This disrupts the original DNA sequence and can result in the expression of a truncated or non-functional protein from the targeted gene, effectively “knocking out” the gene function. ZFN-mediated genome editing can be used to disrupt genes that are involved in disease pathology. We are using ZFN-mediated genome editing of the BCL11A erythroid enhancer in hematopoietic stem progenitor cells, or HSPCs, which is designed to be a single long-lasting treatment for beta-thalassemia (ST-400) and SCD (BIVV-003).

Figure 3:

Schematic of ZFP genome editing and gene regulation

In contrast, if cells with a mutation in a particular gene are treated not only with ZFNs, but also with a DNA sequence that encodes the correct gene sequence (referred to as a “donor” DNA) and with ZFNs that recognize and bind to sequences flanking the mutation, the cell’s repair machinery can use the donor as a template to correct the mutated gene.  This ZFN-mediated gene correction enables the corrected gene to be expressed in its natural chromosomal context and may provide a novel approach for the precise repair of DNA sequence mutations responsible for certain monogenic diseases. In addition to providing a donor sequence that encodes a complete gene, a new copy of a gene can also be precisely added into the genome at a specific location. The ability to precisely place a gene-sized segment of DNA specifically into a pre-determined location in the genome broadens the range of mutations of a gene that can be corrected in a single step. It also reduces the insertional mutagenesis concerns associated with traditional integrating gene replacement approaches such as lentiviruses, in which the insertion of a new corrective copy of the gene typically occurs at random locations in the genome. Our In Vivo Protein Replacement Platform™, or IVPRP™, in which our ZFN technology is used to insert a gene encoding a therapeutic protein into a location such as the Albumin gene, is an approach that we are investigating for the treatment of hemophilia B (SB-FIX) and LSDs (SB-318 and SB-913), which may potentially provide a single and potentially curative treatment for these diseases.

We are also evaluating ZFP TFs with the potential to control or regulate the expression of a target gene in the desired manner (Figure 3). For instance, attaching an activation domain to a ZFP will cause a target gene to be expressed at enhanced levels, relative to expression in an untreated cell. Alternatively, a repression domain causes the gene to be downregulated or completely turned off. Pursuant to a collaboration agreement with Shire International GmbH, or Shire, we have a preclinical program for Huntington’s disease in which we are evaluating a ZFP TF designed to differentially down regulate the mutated disease-causing Huntingtin, or HTT, gene, while leaving expression of the normal gene unchanged.

ZFPs can be designed to accomplish a range of functions in genome editing and gene regulation.

To date, we and our partners have designed, engineered and assembled thousands of ZFPs and have tested many of these proteins for their affinity, or tightness of binding to their DNA target, as well as their specificity, or preference for their intended DNA target. We have developed methods for the design, selection and assembly of ZFPs capable of binding to a wide spectrum of DNA sequences and genes. We have linked ZFPs to endonuclease domains to create highly specific ZFNs and to numerous functional domains to create gene-specific ZFP TFs. We have demonstrated the ability of these proteins to enable genome editing or gene regulation, of hundreds of genes in dozens of different cell types and in whole organisms, including non-human primates, or NHPs, mice, rats, rabbits, pigs, fruit flies, worms, zebrafish and yeast, and in plant species including canola and maize. We and our collaborators have published data from many of these studies in peer-reviewed scientific journals. ZFNs are currently being used to generate transgenic animals and cell lines that have specific genetic modifications that make them useful models of human disease. These high value biologic tools are being used by academic, and biotechnology and pharmaceutical companies for medical research and drug development. Our preclinical data have been reviewed by advisory bodies such as the National Institute of Health, or NIH, Recombinant Advisory Committee, or RAC, and regulatory bodies such as the U.S. Food and Drug Administration, or FDA, and we have ongoing clinical trials to evaluate the safety and efficacy of ZFNs in humans.

We have employed several strategies for the application of our ZFNs depending on the disease or indication. We routinely deliver our therapeutics as nucleic acids, either as messenger RNA, or mRNA, or encoded in a viral vector such as AAV that the cell then uses to make the protein form of the ZFN or ZFP TF.  We can deliver ZFNs ex vivo (outside the body) to isolated cells of the blood, such as T cells, in the case of our clinical HIV, cancer immunotherapy and immunology programs, and HSPCs for our programs in HIV and monogenic blood diseases such as beta-thalassemia and SCD. We are also developing ZFPs in which we deliver our therapeutic proteins in vivo, either systemically (directly into the blood stream) as in our in vivo genome editing programs in hemophilia and LSD, or directly into a specific tissue such as the brain as in our Huntington’s disease program.

ZFPs provide the Opportunity to Develop a New Class of Human Therapeutics

We believe that our ZFP technology provides a unique and proprietary basis for a broad new class of drugs that have differential technical advantages over small-molecule drugs, protein pharmaceuticals, RNA-based therapeutics, conventional gene therapy approaches and other genome editing platforms, enabling us to develop therapies for a broad range of unmet medical needs.

We can generate highly specific ZFNs for genome editing and ZFP TFs for gene regulation and have developed multiple delivery strategies to administer these therapeutics, including using mRNA, AAV, adenovirus, plasmid, and lipid nanoparticles.  As more genes and DNA sequences are linked to specific diseases, we believe that the clinical breadth and scope of our ZFP applications will continue to expand.

For example, ZFPs can:

•

Enable genome editing and gene regulation strategies to address novel drug targets. Engineered ZFNs enable the efficient disruption, correction or targeted addition of a gene sequence in a very precise fashion, and ZFP TFs enable either repression or activation of a therapeutically relevant gene in a cell. This gives our technology a degree of flexibility. Direct, targeted modification of the genome cannot be achieved using conventional gene therapy approaches, antisense RNA, siRNA, conventional small molecules, antibodies, or other proteins. Our ZFN genome editing technology, which requires only brief cellular expression of ZFNs, enables the permanent disruption or addition of a therapeutically relevant gene in a highly targeted fashion. For example, our in vivo genome editing strategy enables targeted insertion of a therapeutic gene into the genome of liver cells.  This strategy has the potential to provide an extended or life-long clinical benefit in the treatment of monogenic diseases, such as hemophilia, without the risk of washout of therapeutic genes delivered using non-integrating vectors such as AAV, or the potentially deleterious issues related to random insertion of therapeutic genes into the genome by randomly integrating viral vectors such as lentiviral vectors.

•

Provide therapeutic solutions for targets that cannot be effectively addressed by existing drug modalities. The sequencing and publication of the human genome and growing information generated by genome-wide association studies have enabled the identification of both genes and regulatory sequences as potential new therapeutic targets. Many of these targets have a direct role in disease processes but cannot be bound or modulated for therapeutic purposes by small molecules, monoclonal antibodies or RNA based therapeutics. Alternative therapeutic approaches are required to modulate the biological activity of these so-called “non-druggable” targets. One such target is the BCL11A erythroid enhancer, a regulatory sequence, which we are disrupting using ZFNs in HSPCs in order to elevate levels of fetal globin.  This target is being developed in collaboration with Bioverativ as a therapeutic approach for beta-thalassemia and SCD.

•

Provide high specificity and selectivity for targets. ZFNs and ZFP TFs can be designed to act with high specificity. In addition, as there are only two copies of each gene in a cell, there are generally only two targets per cell for ZFNs and ZFP TFs, which means that ZFNs and ZFP TFs need only to be available in the cell to engage a small number of targets, which may reduce the risk of toxicity. In contrast, drugs that act on protein and RNA targets that are naturally present in higher cellular concentrations may need to be administered in higher concentrations. In addition, because of the higher specificity there may be fewer “off-target effects.” Many small molecule and RNA-based approaches either affect multiple targets demonstrating so-called “off-target effects” or may be toxic in the concentrations required to be therapeutically effective.
•

Provides a genome editing platform with superior qualities for therapeutic development. Unlike other less developed bacterial-based genome editing platforms, such as CRISPR/Cas9 and TALENS, our proprietary ZFN genome editing technology is based on human proteins that have co-evolved with our complex human genome.  The relative complexity of the protein-DNA interaction of our ZFN platform and the ability to engineer the entire protein-DNA interface also gives us the ability to optimize the components of our genome editing technology to drive efficient cutting with specificity. The ZFN-mediated mechanism is optimized for both gene insertion and gene knockout and over years of developing this platform, we have engineered our ZFN proteins to provide maximum design density (1:2 base pairs), giving us the capability to target virtually any sequence of interest and to place a ZFN exactly where we choose with single gene specificity. This precision is particularly critical for therapeutic gene insertion and correction.  Finally, we have an established validated process for rapid development of a ZFN clinical lead and have taken our therapeutics candidates through regulatory review and into human clinical studies where we are able to evaluate both the safety and efficacy of our approach.

THERAPEUTIC PRODUCT DEVELOPMENT

Our Product Development Programs

Hemophilia A and B

Hemophilia, a rare bleeding disorder in which the blood does not clot normally. It is also a monogenic disease, or a disease that is caused by a genetic defect in a single gene. There are several types of hemophilia caused by mutations in genes that encode factors which help the blood clot and stop bleeding when blood vessels are injured. Individuals with hemophilia experience bleeding episodes after injuries and spontaneous bleeding episodes that often lead to joint disease such as arthritis. The most severe forms of hemophilia affect males. The standard treatment for individuals with hemophilia is replacement of the defective clotting factor with regular infusion of recombinant clotting factors or plasma concentrates. These therapies are expensive and sometimes stimulate the body to produce antibodies against the factors that inhibit the benefits of treatment. In these situations, other clotting factors such as Factor VII and X may be used to treat patients.

The most prevalent form of the disease, hemophilia A, is caused by a defect in the clotting Factor 8 gene. According to the National Hemophilia Foundation and the World Federation of Hemophilia, hemophilia A occurs in about one in every 5,000 male births in the United States, with approximately 16,000 males currently affected.  Defects in clotting Factor 9 gene lead to hemophilia B.  Hemophilia B occurs in about one in every 25,000 male births in the United States, with approximately 4,000 males currently affected.

SB-525 – Hemophilia A

We are developing SB-525, a gene therapy product candidate utilizing an AAV carrying a clotting Factor 8 gene construct that is driven by our proprietary synthetic liver specific promoter. In 2016, we presented preclinical data demonstrating production of supraphysiological levels of human Factor VIII clotting protein, or hFVIII, in mice and NHP. In these dose-ranging preclinical studies, mean hFVIII levels of 5 - 230% of normal were observed using AAV doses in the range of 6.00E+11 – 6.00E+12 vg/kg, the most potent dose response reported in NHPs for a human Factor 8 gene construct at the time.

In 2017, we initiated a Phase 1/2 clinical trial, the Alta Study, to evaluate the safety and efficacy of SB-525 in adults with severe hemophilia A. The Alta Study is an open-label, ascending-dose study designed to enroll up to 20 adult subjects across six potential dose cohorts. In August 2017, we announced that the first subject was treated in our Alta Study. We expect to release preliminary data from the Alta Study by mid-2018.

SB-525 has been granted Orphan Drug and Fast Track designations by FDA as well as Orphan Medicinal Product designation by the European Medicines Agency, or EMA.  We are developing SB-525 in collaboration with Pfizer, see “—Collaborations—Pfizer Inc.”

SB-FIX – Hemophilia B

We are developing SB-FIX, an in vivo genome editing product candidate, to treat hemophilia B. Utilizing our ZFN genome editing technology, we are adding a new therapeutic copy of the Factor 9 gene precisely into the Albumin gene locus in liver cells, and using the strong endogenous Albumin promoter to drive expression of the newly inserted gene. We believe the potential of this approach to provide a permanent correction for a patient may be optimal for a pediatric population by reducing or eliminating the need for chronic infusions of replacement proteins or clotting factor products. We have published data demonstrating the potential utility of this approach for several different monogenic disease applications in addition to hemophilia B.

Preclinical studies of the Albumin genome editing approach have demonstrated that therapeutic levels of Factor IX clotting protein could be generated in a dose-dependent manner in NHPs. There were no significant alterations in circulating Albumin levels.  Studies in mice also demonstrated stable Factor IX production for over one year. Preclinical studies in wildtype mice have demonstrated expression of therapeutic levels of human clotting Factor IX protein, or hFIX, from the liver and into the blood for the duration of the 60 week study. Additional preclinical studies in mouse models of hemophilia B demonstrated expression of therapeutic levels of hFIX from the liver and into the blood, which resulted in the correction of the clotting defect in hemophilia B mice treated with a single dose of SB-FIX. SB-FIX was also evaluated in preclinical NHP studies and demonstrated dose-dependent, therapeutic levels of hFIX expression, between 20-50% of normal, in wildtype cynomolgus monkeys, after a single administration of SB-FIX. Levels of hFIX were stable for up to 3 months in treated NHPs. Furthermore, there was a strong dose-response correlation between the level of gene modification at the Albumin locus and the levels of hFIX measured in the blood.

In 2016, we initiated a Phase 1/2, open-label, ascending dose clinical trial, the FIXtendz Study, to evaluate safety and efficacy of SB-FIX in adult males with severe hemophilia B. The FIXtendz Study is designed to enroll up to 12 subjects across three dose cohorts. In February 2018, the Medicines and Healthcare Products Regulatory Agency, or MHRA, of the United Kingdom granted the Clinical Trial Authorisation, or CTA, for enrollment of subjects into the ongoing Phase 1/2 clinical trial evaluating SB-FIX for hemophilia B. The CTA permits evaluation of SB-FIX in both adults and adolescents. Once preliminary safety and efficacy have been demonstrated in the ongoing SB-FIX Phase 1/2 clinical trial in adults (18 years of older), we may begin enrolling adolescents (12 - 17 years of age) into the study.

SB-FIX has been granted Orphan Drug and Fast Track designations by the FDA.

Lysosomal Storage Disorders

LSD are a heterogeneous group of rare inherited disorders including: MPS I, MPS II, Fabry disease, Gaucher disease; and many others. These disorders are caused by defects in genes that encode proteins known as enzymes, which break down and eliminate unwanted substances in cells. These enzymes are found in structures called lysosomes which act as recycling sites in cells, breaking down unwanted material into simple products. A defect in a lysosomal enzyme leads to the accumulation of toxic levels of the substance that the enzyme would normally eliminate. These toxic levels may cause cell damage which can lead to serious health problems.

MPS I is caused by mutations in the gene encoding the alpha-L-iduronidase, or IDUA, enzyme, resulting in a deficiency of IDUA enzyme, which is required for the degradation of the glycosaminoglycans, or GAGs, dermatan sulfate and heparin sulfate. The inability to degrade GAGs leads to their accumulation within the lysosomes throughout the body. Individuals with this mutation experience multi-organ dysfunction and damage. Depending on the severity of the mutations and degree of residual enzyme activity, affected individuals may develop enlarged internal organs, joint stiffness, skeletal deformities, corneal clouding, hearing loss and cognition impairments. Three forms of MPS I, in order of increasing severity, include Scheie, Hurler-Scheie and Hurler syndromes. According to the National MPS Society, one in 500,000 births in the United States will result in Scheie syndrome, one in 115,000 births in Hurler/Scheie, and one in 100,000 births results in Hurler syndrome. There are approximately 1,000 MPS I patients in the United States.

MPS II is an X-linked disorder primarily affecting males and caused by mutations in the gene encoding the iduronate-2-sufatase, or IDS, enzyme.  This results in a deficiency of IDS enzyme, which is required for the degradation of GAGs. Similar to MPS I, the inability to degrade GAGs leads to their accumulation within the lysosomes throughout the body. Individuals with this mutation experience multi-organ dysfunction and damage. Children with MPS II appear normal at birth but begin showing symptoms of developmental delay by age 2 – 3 years.  Depending on the severity of the mutations and degree of residual enzyme activity, affected individuals may develop delayed development, enlarged internal organs, cardiovascular disorders, stunted growth and skeletal abnormalities and hearing loss. The disorder is progressive and symptoms range from mild (normal cognitive function) to severe (cognitively impaired). According to the National MPS Society, one in 100,000 male births in the United States will result in MPS II. There are approximately 500 MPS II patients in the United States.

Fabry disease is an X-linked disorder primarily affecting males and caused by a mutation in the gene encoding the alpha-galactosidase A, or alpha-Gal A, enzyme, resulting in a deficiency of alpha-Gal A enzyme, which is required for the degradation of the ganglioside globotriaosylceramide, a particular type of fatty substance. The inability to degrade this fatty substance leads to its accumulation within the lysosomes throughout the body. Individuals with this mutation experience multi-organ dysfunction and damage. Depending on the severity of the mutations and degree of residual enzyme activity, affected individuals may develop progressive kidney damage, heart attack, stroke, gastrointestinal complications, corneal opacity, tinnitus and hearing loss. Milder forms of the disorder present later in life and affect only the heart or kidneys. According to the National Institutes of Health U.S. National Library of Medicine, one in 40,000 to one in 60,000 male births in the United States will result in Fabry disease. There are approximately 2,200 males with Fabry disease in the United States. This mutation can also occur in females, however is less common and the frequency is unknown.

There are limited treatments currently available for MPS I, MPS II and Fabry disease.  For individuals with MPS I, there are only two options: hematopoietic stem cell transplantation, or HSCT, for those with the most severe form of the disease (Hurler) and enzyme replacement therapy, or ERT, for patients with the attenuated forms of the disease (Hurler-Scheie, Scheie).  However, the reported mortality rate after HSCT is approximately 15% and the survival rate with successful engraftment is 56%. Most patients with milder forms of the disease receive weekly ERT, usually in a doctor’s office. These IDUA enzyme infusions take on average four to six hours to administer. Weekly and bi-weekly ERT infusions are the only available options for MPS II and Fabry disease, respectively. Because of the availability of few treatment options that effectively and safely treat these diseases, there remains significant unmet medical need.

SB-318 – MPS I

We are developing SB-318, an in vivo genome editing product candidate, to treat MPS I.  Using the same approach as our hemophilia B product candidate, SB-FIX, we are adding a new therapeutic copy of the IDUA gene precisely into the Albumin gene locus in the genome of liver cells, using the strong endogenous Albumin promoter to drive expression of the newly inserted gene. We believe the potential of this approach to provide a permanent correction for a patient may be optimal for a pediatric population by reducing or eliminating the need for chronic ERT infusions.

Preclinical mouse model data demonstrated robust levels of IDUA enzyme expression in the liver, blood plasma and spleen of SB-318 treated mice, resulting in a 10-fold increase in IDUA activity, with sustained elevated levels in the blood plasma over the course of the two month study. Additional preclinical mouse model data demonstrated stable production of therapeutic levels of IDUA enzyme from the liver into the circulation and secondary tissues, including the spleen, lung, muscle, heart and brain, after a single intravenous administration of SB-318. This resulted in the significant reduction of GAG biomarkers in all of the tissues. Behavioral data from Barnes maze tests, collected at the end of the four month study, demonstrated statistically significant preservation of cognitive learning and memory in mice treated with SB-318, compared to untreated mice.

In 2017, we initiated an open-label, dose-ascending Phase 1/2 clinical trial, the EMPOWERS Study, to evaluate SB-318 in adult subjects with attenuated MPS I. The EMPOWERS Study is designed to enroll up to nine subjects across three ascending dose cohorts. We expect to present preliminary safety and efficacy data from the EMPOWERS Study in 2018. We plan to submit a CTA in the first half of 2018 to initiate enrollment of adolescent and pediatric subjects in the United Kingdom into the Phase 1/2 clinical trial.

SB-318 MPS I has been granted Orphan Drug, Rare Pediatric Disease and Fast Track designations by the FDA, as well as Orphan Medicinal Product designation by the EMA.

SB-913 – MPS II

We are developing SB-913, an in vivo genome editing product candidate, to treat MPS II.  Similar to SB-318, we are using our ZFN genome editing technology to add a new therapeutic copy of the IDS gene precisely into the Albumin gene locus in the genome of liver cells, using the strong endogenous Albumin promoter to drive expression of the newly inserted gene.

Preclinical mouse model data demonstrated robust levels of IDS enzyme expression in the liver, blood plasma and spleen of SB-913 treated mice, resulting in a 100-fold increase in IDS activity, with sustained elevated levels in the blood plasma over the course of the entire study. Additional preclinical mouse model data demonstrated stable production of therapeutic levels of IDS enzyme from the liver into the circulation and additional secondary tissues, including the spleen, lung, muscle, heart and brain, after a single intravenous administration of SB-913. This resulted in the significant reduction of GAG biomarkers across all the tissues. Behavioral data from Barnes maze tests, collected at the end of the four month study demonstrated statistically significant preservation of cognitive learning and memory in mice treated with SB-913, compared to untreated mice.

In 2017, we initiated an open-label, dose-ascending Phase 1/2 clinical trial, the CHAMPIONS Study, to evaluate the safety and efficacy of SB-913 in adult male subjects with attenuated MPS II, designed to enroll up to nine subjects across three ascending dose cohorts. In November 2017, we announced that the first subject had been treated in the CHAMPIONS Study. In February 2018, we presented preliminary six-week safety data from the first subject enrolled in the CHAMPIONS Study. The data demonstrated that the subject tolerated the infusion well. Mild (Grade 1) adverse events related to the study drug were reported on the fourth day after dosing. These were dizziness, weakness and frequent urination, all of which resolved within one day without treatment. No other adverse events related to the study drug have been observed. Liver function tests have remained within normal limits for the patient since the infusion. We expect to present additional safety and efficacy data from the EMPOWERS Study by mid 2018. We plan to submit a CTA in the first half of 2018 to initiate enrollment of adolescent and pediatric subjects in the United Kingdom into the Phase 1/2 clinical trial.

SB-913 has been granted Orphan Drug, Rare Pediatric Disease and Fast Track designations by the FDA, as well as Orphan Medicinal Product designation by the EMA.

ST-920 — Fabry Disease

We are developing ST-920 for Fabry disease, a gene therapy product candidate utilizing an AAV, carrying a galactosidase alpha, or GLA, gene construct, coding for the alpha-Gal A enzyme, driven by our proprietary synthetic liver specific promoter. We are currently conducting IND-enabling studies for ST-920 and expect to file an IND application with the FDA by mid 2018.

Hemoglobinopathies: Beta-thalassemia and Sickle Cell Disease

Mutations in the gene encoding beta-globin, the oxygen carrying protein of red blood cells, lead to hemoglobinopathies such as beta-thalassemia and sickle cell disease, or SCD. Both diseases manifest in the months after birth, when patients switch from producing functional fetal gamma-globin to a mutant form of adult beta-globin, which results in their condition. Naturally occurring increased levels of fetal hemoglobin have been shown to reduce the severity of both beta-thalassemia and SCD.

Beta-thalassemia is a rare disorder that results in greatly impaired production of healthy red blood cells despite bone marrow over activity, leading to life-threatening anemia, enlarged spleen, liver and heart, and bone abnormalities. We are focused on Beta-thalassemia major which is a severe form of thalassemia that requires regular, often monthly, blood transfusions and subsequent iron-chelation therapy to treat iron overload. The Centers for Disease Control and Prevention, or CDC, estimates that 1,000 people have beta-thalassemia major in the United States, and an unknown number carry the genetic trait and can pass it on to their children.

In SCD, the mutation causes the red blood cells to form an abnormal sickle or crescent shape. The cells are fragile and deliver less oxygen to the body’s tissues. They can also get stuck more easily in small blood vessels and break into pieces that can interrupt healthy blood flow which further decrease the amount of oxygen flowing to body tissues. Almost all patients with SCD experience these painful vaso-occlusive crises, which can last from hours to days and may cause irreversible organ damage. Current standard of care is to manage and control symptoms, and to limit the number of crises. Treatments include administration of hydroxyurea, blood transfusions, iron-chelation therapy, pain medications and antibiotics. The CDC estimates that there are 90,000 to 100,000 Americans living with SCD, which occurs in approximately 1 out of every 365 African-American births and 1 out of every 16,300 Hispanic-American births.

ST-400 – Beta-thalassemia; BIVV-003 — SCD

We are developing ST-400 for the treatment of beta-thalassemia and our collaboration partner, Bioverativ, is developing BIVV-003 for the treatment of SCD.  Both ST-400 and BIVV-003 are genome-edited cell therapies that use our ZFN genome editing technology to modify a patient’s own, or autologous, HSPCs to produce functional red blood cells using fetal hemoglobin. Our genome editing technology can be used in HSPCs to precisely disrupt regulatory sequences that control the expression of key transcriptional regulators, such as the BCL11A erythroid enhancer sequence, to reverse the switch from expression of the mutant adult beta-globin back to the production of functional fetal gamma-globin.

The current standard of care for beta-thalassemia includes chronic blood transfusions, while the standard of care for SCD is a bone marrow transplant, or BMT, of HSPCs from a “matched” related donor, or an allogeneic BMT. However, these therapies are limited due to the risk of iron overload with blood transfusions, requiring subsequent iron chelation therapy, and the scarcity of matched donors and the significant risk of Graft versus Host Disease, or GvHD, with BMTs after transplantation of the foreign cells. By performing genome editing in HSPCs that are isolated from and subsequently returned to the same patient (i.e., an autologous HSPC transplant), our approach has the potential to address these limitations. The goal of this approach is to develop a one-time long-lasting treatment for beta-thalassemia and SCD.

Preclinical data from clinical-scale in vitro studies have demonstrated that ST-400 and BIVV-003 can be manufactured by reproducible, high-level, ZFN-mediated modification in HSPCs mobilized in peripheral blood at clinical production scale (>108 cells), with an on-target modification efficiency of greater than 80%. Furthermore, erythroid differentiation of enhancer targeted cells showed modification of both BCL11A erythroid enhancer alleles in more than 50% of the erythroid colonies and resulted in a greater than four-fold increase in gamma globin mRNA and protein production, compared to controls. Specificity studies of ST-400 and BIVV-003 revealed no detectable off-target activity using state-of-the art, unbiased, highly sensitive oligo-capture assays.  Preclinical data from in vivo studies in immune-deficient mice demonstrated robust long-term (19 weeks) engraftment and that targeted gene modification was maintained through multi-lineage differentiation in the bone marrow and peripheral blood.

Our IND for ST-400 was cleared by the FDA in September 2017, and we have designed an open-label, single arm Phase 1/2 clinical trial to evaluate the safety and efficacy of ST-400 in up to 6 adult subjects with beta-thalassemia.  We expect to initiate this trial in early 2018.

Bioverativ is our partner for ST-400 and is responsible for the clinical development of BIVV-003 for SCD. For more information relating to our collaboration with Bioverativ, see “—Collaborations—Bioverativ.”

CNS-Tauopathies

We are using our ZFP-TF gene regulation platform to develop potential gene therapies for tauopathy disorders, including Alzheimer’s disease and other neurodegenerative diseases. We believe a reduction in tau protein levels can help reduce intracellular tau protein aggregation and the formation of neurofibrillary tangles in neurons, potentially ameliorating or reversing disease progression. We believe this approach may have a significant advantage compared to monoclonal antibody-based approaches to Alzheimer’s disease and other tauopathy disorders because it is designed to selectively down-regulate the tau gene in neurons with the goal of reducing all forms of the tau protein globally across the CNS. In contrast, monoclonal antibody-based approaches are limited in that they can only bind to certain forms of tau proteins.

Preclinical studies in wildtype mice demonstrated that a single administration of tau-targeting ZFP-TFs resulted in up to 70% reduction of tau mRNA and protein expression across the entire CNS, as well as sustained and well-tolerated ZFP-TF expression with minimal impact on inflammatory markers. Additional preclinical studies in amyloid mouse models of Alzheimer’s disease demonstrated up to 80% reduction of tau protein levels in the brain and cerebrospinal fluid, as well as significantly reduced neuritic dystrophy after a single administration of ZFP-TFs in mice with established disease pathology.

We are currently conducting preclinical studies in NHPs to evaluate our ZFP-TFs in larger mammalian species. We intend to seek a partner with disease area expertise for the clinical development and commercialization of this program.

C9ORF72–linked ALS/FTLD

In December 2017, we entered into a research collaboration and license agreement with Pfizer to develop and commercialize gene therapy products that use our ZFP TFs to treat ALS and FTLD linked to mutations of the C9ORF72 gene. ALS and FTLD are part of a spectrum of neurodegenerative disorders caused by mutations in the C9ORF72 gene that involve hundreds of additional repetitions of a six base pair sequence of DNA. This ultimately leads to the deterioration of motor neurons, in the case of ALS, or neurons in the frontal and temporal lobes, in the case of FTLD. Currently, there are no cures to halt or reverse the progression of ALS or FTLD. The C9ORF72 mutation is linked to approximately one-third of cases of familial ALS. We and Pfizer plan to investigate allele-specific ZFP-TFs with the potential to differentiate the mutant C9ORF72 allele from the wildtype allele and to specifically down-regulate expression of the mutant form of the gene.

We also have research stage programs in other monogenic diseases, immunology and cancer immunotherapy. See “—Collaborations—Pfizer Inc.,” for more information relating to this agreement.

Huntington’s Disease

Huntington’s disease is an inherited, progressive neurologic disease for which there is no treatment or cure. The disease is caused by a particular type of mutation in a single gene, the HTT gene. Most patients inherit one normal and one defective or mutant copy of the HTT gene, which causes Huntington’s disease. The mutation is characterized by expansion of a repeated stretch of DNA sequence within the gene called a “CAG repeat.” A normal copy of the HTT gene usually has 10 to 29 of these CAG repeats but a defective copy has many more—generally greater than 39 repeats. While the protein produced by the normal copy of the gene appears to be essential for development (mice lacking the gene do not survive to birth), the product of the mutated gene is damaging to cells. Symptoms, which include deterioration of muscle control, cognition and memory, usually develop between 35 and 44 years of age. It is known that the greater the number of CAG repeats, the earlier the onset. Huntington’s disease is usually fatal within 15 to 20 years after the onset of symptoms. The disease has a high prevalence for an inherited disorder. According to the Huntington’s Disease Society of America, approximately 30,000 people in the United States have Huntington’s disease. In addition, it is estimated that approximately 200,000 people in the United States are at risk of developing the disease.

Research in animal models of the disease has shown that lowering the levels of the mutant HTT protein can prevent, or even reverse, disease progression. However, to date most “HTT-lowering” methods decrease levels of both the normal and mutant forms of HTT, raising potential safety concerns given the importance of normal HTT protein. In collaboration with Shire, we are developing ZFP TFs that can selectively repress the expression of the mutant disease-causing form of HTT while leaving expression levels of the normal gene unchanged. Preclinical studies in animal models of the disease are ongoing and Shire is responsible for all clinical development activities including filing the IND application.  For more information on our collaboration with Shire, see “—Collaborations—Shire International GmbH.”

Legacy Clinical Research Programs

Human Immunodeficiency Virus, or HIV, and Acquired Immunodeficiency Syndrome, or AIDS

HIV infection results in the death of immune system cells, particularly CD4+ T-cells, and thus leads to AIDS, a condition in which the body’s immune system is depleted to such a degree that the patient is unable to fight off common infections. Ultimately, these patients succumb to opportunistic infections or cancers. According to the most recent data from the CDC, it is estimated that there were 1.0 million people living with HIV/AIDS in the United States in 2015, and there are now over 36.7 million people living with HIV and AIDS worldwide.

Current Treatments and Unmet Medical Need

Currently, there are over 30 antiretroviral drugs approved by the FDA to treat people infected with HIV. While these drugs can suppress virus in the blood to undetectable levels, they cannot eliminate the reservoir of cells containing genomically-integrated HIV from the body. Hence, individuals infected with HIV need to take antiretroviral drugs continuously. The drugs are expensive and can have significant side effects over time. There is no therapeutic approach available that protects CD4+ T-cells, suppresses viral load, reduces the viral reservoir and does not require daily dosing.

SB-728 – HIV/AIDS

SB-728 uses our ZFN-mediated genome editing technology to disrupt the CCR5 gene in cells of a patient’s immune system to make these cells permanently resistant to HIV infection. CCR5 is a co-receptor for HIV entry into T-cells and if CCR5 is not expressed on the cell surface HIV cannot infect them or infects them with lower efficiency. The aim of this approach is to provide the patient with a population of HIV-resistant cells that can fight HIV and opportunistic infections, by mimicking the naturally occurring CCR5 delta-32 mutation that renders a population of individuals largely resistant to infection by the most common strains of HIV. We are evaluating this genome editing approach to disrupt the CCR5 gene in both T cells and HSPCs as two potential therapeutic candidates, SB-728-T and SB-728-HSPC, respectively.

We have conducted several clinical trials with SB-728-T, which were designed to evaluate safety and tolerability of SB-728-T, as well as the effect of SB-728-T on subjects’ CD4 T-cell counts, levels of CCR5-modified T-cells, viral burden during a treatment interruption (TI) from anti-retroviral therapy, or ART, and measure of the viral reservoir. The data to date have demonstrated an ability to efficiently knock out the CCR5 gene in T-cells by ZFN-driven genome editing and grow the cells ex vivo, that a single infusion of SB-728-T led to proven engraftment, expansion and persistence of T-cells in vivo, sustained increases in CD4 T-cell counts, a significant and continuous decay of the HIV reservoir and the ability of certain subjects to control their viral loads for prolonged periods in the absence of ART. Over 100 subjects have been treated to date and the treatment appears to be well-tolerated.

In addition, we have an ongoing investigator-sponsored Phase 1/2 clinical trial (SB-728mR-HSPC) to investigate SB-728-HSPC as a self-renewable and potentially lifelong source of HIV-resistant immune cells.

We plan to advance the SB-728 program through externally-funded collaborations.

COLLABORATIONS

We have established collaborative and strategic partnerships for several of our therapeutic programs and also for several non-therapeutic applications of our technology. We will continue to pursue further partnerships when appropriate with selected pharmaceutical and biotechnology to fund internal research and development activities and to assist in product development and commercialization. We are applying our ZFN technology platform to several commercial applications in which our products provide us and our strategic partners and collaborators with potential technical, competitive and economic advantages.

Kite Pharma, Inc.

In February 2018, we entered into a collaboration and license agreement with Kite, a wholly-owned subsidiary of Gilead, for the research, development and commercialization of potential engineered cell therapies for cancer. Kite will be responsible for all clinical development and commercialization of any resulting products. Except for confidentiality obligations and certain representations, warranties and covenants, which are effective upon execution, the effectiveness of the Kite agreement is subject to the expiration or termination of all applicable waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and other customary closing conditions.

Subject to the terms of this agreement, we will, upon effectiveness of this agreement, grant Kite an exclusive, royalty-bearing, worldwide, sublicensable license, under our relevant patents and know-how, to develop, manufacture and commercialize, for the purpose of treating cancer, specific cell therapy products that may result from the research program and that are engineered ex vivo using selected ZFNs and AAVs developed under the research program, to express CARs, TCRs or NKRs directed to candidate targets.

During the research program term and subject to certain exceptions, except pursuant to this agreement, we will be prohibited from researching, developing, manufacturing and commercializing, for the purpose of treating cancer, any cell therapy product that, as a result of ex vivo genome editing, expresses a CAR, TCR or NKR that is directed to a target expressed on or in a human cancer cell. After the research program term concludes and subject to certain exceptions, except pursuant to this agreement, we will be prohibited from developing, manufacturing and commercializing, for the purpose of treating cancer, any cell therapy product that, as a result of ex vivo genome editing, expresses a CAR, TCR or NKR that is directed to a candidate target.

Upon the effectiveness of this agreement, we will receive a $150 million upfront payment from Kite. In addition, Kite will reimburse our direct costs to conduct the joint research program, and Kite will be responsible for all subsequent development, manufacturing and commercialization of any licensed products. We are also eligible to receive contingent development- and sales-based milestone payments that could total up to $3.01 billion if all of the specified milestones set forth in this agreement are achieved. Of this amount, approximately $1.26 billion relates to the achievement of specified research, clinical development, regulatory and first commercial sale milestones, and approximately $1.75 billion relates to the achievement of specified sales-based milestones if annual worldwide net sales of licensed products reach specified levels. Each development- and sales-based milestone payment is payable (i) only once for each licensed product, regardless of the number of times that the associated milestone event is achieved by such licensed product, and (ii) only for the first ten times that the associated milestone event is achieved, regardless of the number of licensed products that may achieve such milestone event.  In addition, we will be entitled to receive escalating, tiered royalty payments with a percentage in the single digits based on potential future annual worldwide net sales of licensed products. These royalty payments will be subject to reduction due to patent expiration, entry of biosimilar products to the market and payments made under certain licenses for third-party intellectual property.

Kite has the right to terminate this agreement, in its entirety or on a per licensed product or per candidate target basis, for any reason after a specified notice period.  Each party has the right to terminate this agreement on account of the other party’s bankruptcy or material, uncured breach.

Pfizer Inc.

We have two separate collaboration agreements with Pfizer Inc., or Pfizer.  In May 2017, we entered into an exclusive, global collaboration and license agreement with Pfizer, pursuant to which we established a collaboration for the research, development and commercialization of SB-525, our gene therapy product candidate for hemophilia A, and closely related products.

Under this agreement, we are responsible for conducting the Phase 1/2 clinical trial and certain manufacturing activities for SB-525, while Pfizer is responsible for subsequent worldwide development, manufacturing, marketing and commercialization of SB-525. We may also collaborate in the research and development of additional AAV-based gene therapy products for hemophilia A.

We received an upfront fee of $70.0 million and are eligible to receive development milestone payments contingent on the achievement of specified clinical development, intellectual property, regulatory and first commercial sale milestones for SB-525 and potentially other products. The total amount of potential clinical development, intellectual property, regulatory, and first commercial sale milestone payments, assuming the achievement of all specified milestones in this agreement, is $475.0 million, which includes up to $300.0 million for SB-525 and up to $175.0 million for other products that may be developed under the agreement, subject to reduction on account of payments made under certain licenses for third party intellectual property. In addition, Pfizer agreed to pay us royalties for each potential licensed product developed under the agreement that are an escalating tiered, double-digit percentage of the annual net sales of such product and are subject to reduction due to patent expiration, entry of biosimilar products to the market and payment made under certain licenses for third party intellectual property.

Subject to the terms of the agreement, we granted Pfizer an exclusive, worldwide, royalty-bearing license, with the right to grant sublicenses, to use certain technology controlled by us for the purpose of developing, manufacturing and commercializing SB-525 and related products. Pfizer granted us a non-exclusive, worldwide, royalty free, fully paid license, with the right to grant sublicenses, to use certain manufacturing technology developed under the agreement and controlled by Pfizer to manufacture our products that utilize the AAV delivery system. During a specified period, neither we nor Pfizer will be permitted to clinically develop or commercialize, outside of the collaboration, certain AAV-based gene therapy products for hemophilia A.

Unless earlier terminated, the agreement has a term that continues, on a per product and per country basis, until the later of (i) the expiration of patent claims that cover the product in a country, (ii) the expiration of regulatory exclusivity for a product in a country, and (iii) fifteen years after the first commercial sale of a product in a country.  Pfizer has the right to terminate the agreement without cause in its entirety or on a per product or per country basis.  The agreement may also be terminated by either party based on an uncured material breach by the other party or the bankruptcy of the other party.  Upon termination for any reason, the license granted by us to Pfizer to develop, manufacture and commercialize SB-525 and related products will automatically terminate.  Upon termination by us for cause or by Pfizer any country or countries, Pfizer will automatically grant us an exclusive, royalty-bearing license under certain technology controlled by Pfizer to develop, manufacture and commercialize SB-525 in the terminated country or countries.

In December 2017, we entered into a separate exclusive, global collaboration and license agreement with Pfizer for the development and commercialization of potential gene therapy products that use ZFP-TFs to treat ALS and FTLD linked to mutations of the C9ORF72 gene. Pursuant to this agreement, we agreed to work with Pfizer on a research program to identify, characterize and preclinically develop ZFP-TFs that bind to and specifically reduce expression of the mutant form of the C9ORF72 gene.

We received a $12.0 million upfront payment from Pfizer and are eligible to receive up to $60.0 million in development milestone payments from Pfizer contingent on the achievement of specified preclinical development, clinical development and first commercial sale milestones, and up to $90.0 million commercial milestone payments if annual worldwide net sales of the licensed products reach specified levels. In addition, Pfizer will pay us royalties based on an escalating tiered, mid- to high-single digit percentage of the annual worldwide net sales of the licensed products. These royalty payments are subject to reduction due to patent expiration, entry of biosimilar products to the market and payments made under certain licenses for third party intellectual property. Each party will be responsible for the cost of its performance of the research program. Pfizer will be operationally and financially responsible for subsequent development, manufacturing and commercialization of the licensed products.

Subject to the terms of the agreement, we granted Pfizer an exclusive, royalty-bearing, worldwide, license under our relevant patents and know-how to develop, manufacture and commercialize gene therapy products that use resulting ZFP-TFs that satisfy pre-agreed criteria. During a specified period, neither our company nor Pfizer will be permitted to research, develop, manufacture or commercialize outside of the collaboration any zinc finger proteins that specifically bind to the C9ORF72 gene.

Unless earlier terminated, the agreement has a term that continues, on a per licensed product and per country basis, until the later of (i) the expiration of patent claims that cover the licensed product in a country, (ii) the expiration of regulatory exclusivity for a licensed product in a country, and (iii) fifteen years after the first commercial sale of a licensed product in a major market country.  Pfizer also has the right to terminate the agreement without cause in its entirety or on a per product or per country basis. The agreement may also be terminated by either party based on an uncured material breach by the other party or the bankruptcy of the other party. The agreement will also terminate if we are unable to identify any lead candidates for development within a specified period of time or if Pfizer elects not to advance a lead candidate beyond a certain development milestone within a specified period of time. Upon termination for any reason, the license granted by us to Pfizer to develop, manufacture and commercialize licensed products under the agreement will automatically terminate. Upon termination by us for cause or by Pfizer without cause for any licensed product or licensed products in any country or countries, we will have the right to negotiate with Pfizer to obtain a non-exclusive, royalty-bearing license under certain technology controlled by Pfizer to develop, manufacture and commercialize the licensed product or licensed products in the terminated country or countries.

Following termination by us for Pfizer’s material breach, Pfizer will not be permitted to research, develop, manufacture or commercialize ZFPs that specifically bind to the C9ORF72 gene for a period of time. Following termination by Pfizer for our material breach, we will not be permitted to research, develop, manufacture or commercialize ZFPs that specifically bind to the C9ORF72 gene for a period of time.

Bioverativ Inc.

We are party to an exclusive worldwide collaboration and license agreement with Bioverativ to develop therapeutics for hemoglobinopathies, focused on beta-thalassemia and SCD. Under the agreement, we are jointly conducting two research programs: the beta-thalassemia program and the SCD program. In the beta-thalassemia program, we are responsible for all discovery, research and development activities through the first human clinical trial. In the SCD program, both parties are responsible for research and development activities through the submission of an IND application for ZFP therapeutics intended to treat SCD. Bioverativ reimburses us for agreed upon internal and external program-related costs.

Under both programs, Bioverativ is responsible for subsequent worldwide clinical development, manufacturing and commercialization of licensed products developed under the agreement. At the end of the specified research terms for each program or under certain specified circumstances, Bioverativ has the right to step in and take over any of our remaining activities. Furthermore, we have an option to co-promote in the United States any licensed products to treat beta-thalassemia and SCD developed under the agreement, and Bioverativ will compensate us for such co-promotion activities. Subject to the terms of the agreement, we have granted Bioverativ an exclusive, royalty-bearing license, with the right to grant sublicenses, to use certain ZFP and other technology controlled by us for the purpose of researching, developing, manufacturing and commercializing licensed products developed under the agreement. We have also granted Bioverativ a non-exclusive, worldwide, royalty-free, fully paid license, with the right to grant sublicenses, under our interest in certain other intellectual property developed pursuant to the agreement. During the term of the agreement, we are not permitted to research, develop, manufacture or commercialize, outside of the agreement, certain gene therapy products that target genes relevant to the licensed products.

Under the agreement, we received an upfront license fee of $20.0 million and are eligible to receive development and sales milestone payments upon the achievement of specified regulatory, clinical development and sales milestones. The total amount of potential regulatory, clinical development, and sales milestone payments, assuming the achievement of all specified milestones in the agreement, is $276.3 million. In addition, we will receive royalty payments for each licensed product that are a tiered double-digit percentage of annual net sales of each product.

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

Shire International GmbH

We are party to a collaboration and license agreement with Shire International GmbH, or Shire, to research, develop and commercialize a ZFP therapeutic for treating Huntington’s disease. We received an upfront license fee of $13.0 million. Shire does not have any milestone payment obligations, but is required to pay single digit percentage royalties to us, up to a specified maximum cap, on the commercial sales of therapeutic products for Huntington’s disease. We are required to pay single digit percentage royalties to Shire, up to a specified maximum cap, on commercial sales of therapeutic products from programs returned under the original agreement (which include blood clotting Factors VIII and IX) that use two zinc fingers.

Pursuant to the agreement, we granted Shire an exclusive, world-wide, royalty-bearing license, with the right to grant sublicenses, to use our ZFP technology for the purpose of developing and commercializing human therapeutic and diagnostic products for the HTT gene. During the term of the agreement, we are not permitted to research, develop or commercialize, outside of the agreement, certain products that target the HTT gene. We satisfied the deliverables and research services responsibilities within the amended arrangement which were completed in 2017. The agreement may be terminated by (i) us or Shire, in whole or in part, for the uncured material breach of the other party, (ii) us or Shire for the bankruptcy or other insolvency proceeding of the other party and (iii) Shire, in its entirety, effective upon at least 90 days’ advance written notice.

Other Partnerships

In addition to our partnerships for the development of human therapeutic applications, we have also licensed our technology in several other areas, such as plant agriculture and research reagents, including the production of transgenic animals and cell-line engineering.  These license partners include Dow AgroSciences LLC, Sigma-Aldrich Corporation, Genentech, Inc., Open Monoclonal Technology, Inc. and F. Hoffmann-La Roche Ltd and Hoffmann-La Roche Inc.

INTELLECTUAL PROPERTY

Patents and licenses are important to our business. Our strategy is to file or license patent applications to protect technology, inventions and improvements to inventions that we consider important for the development of our genome editing and gene regulation technology. We seek patent protection and licenses that relate to our technology and candidates in our pipeline and/or may be important to our future. We have filed numerous patents and patent applications with the United States Patent and Trademark Office, or U.S. PTO, and foreign jurisdictions. This proprietary intellectual property includes methods relating to the design of zinc finger, Transcription activator-like effector, or TALE, proteins and Clustered Regularly Interspaced Short Palindromic Repeats, or CRISPR/Cas editing systems, therapeutic applications of genome editing technology, enabling technologies related to our platform and the use of genome editing across a variety of applications. We rely on a combination of patent, copyright, trademark, proprietary know–how, continuing technological innovations, trade secret laws, as well as confidentiality agreements, materials transfer agreements, research agreements and licensing agreements, to establish and protect our proprietary rights.

In-Licensed Technology

We have licensed intellectual property directed to the design, selection, and use of ZFPs, ZFNs and ZFP TFs for genome editing and gene regulation from the Massachusetts Institute of Technology, Johnson & Johnson, The Scripps Research Institute, the California Institute of Technology and the University of Utah. These licenses grant us rights to make, use and sell ZFPs, ZFNs and ZFP TFs under 9 families of patent filings. As of February 15, 2018, these patent filings have resulted in over 10 issued U.S. patents and over 40 granted foreign patents are still active, with 3 currently pending U.S. patent applications and 8 pending applications in foreign patent offices. We have non-exclusive licenses from the NIH for intellectual property related to the composition of the AAV5 vector and to methods of production of AAV, both of which will expire in 2021.

We entered into a patent license agreement with the Massachusetts Institute of Technology, or MIT, in May 1996, as subsequently amended, whereby MIT granted us a worldwide exclusive license to technology and patents relating to the design, selection and use of ZFPs for all fields of use, including the right to sublicense. Under the patent license agreement, we are obligated to pay an annual license fee, low single-digit royalties of product sales, sublicense issuance fees and annual sublicense maintenance fees, a percentage of our sublicense revenues, and milestone payments upon achievement of certain commercial development milestones. The aggregate milestone payments under the patent license agreement are $450,000, of which $150,000 has been paid. At our request, the patent license has been amended to return some of the intellectual property that was added via amendment after the original agreement was put in place.  This does not affect the development of our technology. The patent license agreement still expires upon the expiration of the last patent covered by the remainder of patents under the license agreement. Based on currently licensed patents, the patent license agreement will expire in October 2019. MIT may terminate the license agreement upon a material default by us that remains uncured following written notice. We may terminate the license agreement at any time upon six months’ written notice.

We entered into a sublicense agreement with Johnson & Johnson in May 1996, whereby Johnson & Johnson granted us a worldwide exclusive sublicense to technology and patents for the research, development and commercialization of human and animal therapeutic and diagnostic products using engineered ZFPs, including the right to sublicense. These patents were originally exclusively licensed by Johnson & Johnson from The Scripps Research Institute. Under the sublicense agreement, we will pay low single-digit royalty payments based upon sales of license products by us or our sublicensees and a milestone payment upon the achievement of a commercial development milestone. The sublicense agreement expires upon the expiration of the last patent covered by the sublicense agreement. Based on currently issued patents and currently filed patent applications, the sublicense agreement will expire on or about June 5, 2018. Johnson & Johnson has the right to terminate the sublicense agreement upon a breach or default by us that remains uncured following written notice of such default. We may terminate the sublicense agreement at any time upon sixty days’ written notice.

We entered into a license agreement with The Scripps Research Institute in March 2000, as subsequently amended, whereby The Scripps Research Institute granted us a worldwide exclusive license to technology and patents for the research, development and commercialization of products and services using engineered ZFPs, excluding the use of these engineered ZFPs in plant agriculture, therapeutics and diagnostics. Under the license agreement, we are required to pay a low-single digit royalty on sales of licensed products by us and our sublicensees, subject to an annual minimum. The license agreement expires upon the expiration of the last patent covered by the license agreement. Based on currently issued patents and currently filed patent applications, the license agreement will expire on or about May 27, 2018. Each party may terminate the license agreement upon a material default by the other party that remains uncured following written notice.

We entered into a license agreement with California Institute of Technology, or CalTech, in November 2003, as subsequently amended, whereby CalTech granted us a worldwide exclusive license to certain patents related to chimeric nucleases for genome targeting for all fields of use, including the right to sublicense.  In consideration of the license grant, we issued certain shares of our common stock to CalTech, but have no obligations to make milestone or royalty payments to CalTech.  The license agreement expires upon the expiration of the intellectual property rights licensed to us. Based on currently issued patents and currently filed patent applications, the license agreement will expire in September 2023. Each party may terminate the license agreement upon a material default by the other party that remains uncured following written notice.  We may terminate the agreement at any time upon 30 days written notice.

We entered into a patent license agreement with the University of Utah Research Foundation, in September 2004, as subsequently amended, whereby Utah granted us a worldwide license to technology and patents relating to the use of ZFNs for all fields of use, including the right to sublicense. Under the patent license agreement, we are obligated to pay an annual license fee, low single-digit royalties of product sales, sublicense issuance fees and annual sublicense maintenance fees, a percentage of our sublicense revenues, and milestone payments upon achievement of certain commercial development milestones. The license agreement expires on the expiration of the last patent covered by the patent license agreement.  Based on currently issued patents, the license agreement will expire in March 2025.  Utah may terminate the license agreement upon a default by us that remains uncured following written notice.  We may terminate the agreement at any time upon 90 days written notice.

We have entered into licenses potentially useful for specific therapeutic uses of our genome editing technologies with the Regents of the University of California and the Children's Medical Center Corporation.  The patents included in these licenses relate to CNS disorders and hemoglobinopathies, respectively. These licenses include 2 patent families, including 3 issued U.S. patents, over 20 pending foreign patents and 2 pending U.S. patents.

Our Intellectual Property

In addition to our in-licensed patent portfolio, as of February 15, 2018, we had over 150 families of owned or co-owned patent filings, over 180 issued U.S. patents, over 600 granted foreign patents, over 110 pending U.S. patent applications and over 490 pending foreign patent applications. These patent filings are directed to the design, composition and use of ZFPs, ZFNs, ZFP TFs, TALE proteins and CRISPR/Cas systems and other technology related to our programs.

Some of the earliest zinc finger patents in our portfolio began expiring in 2015, with the average expiration of our currently issued patents expiring being late-2026. However, we have continued to build on this patent portfolio and have been issued additional patents and have applications pending that provide protection for our ZFP technology. These patents in our portfolio may be subject to Patent Term Adjustment (due to delays in patent prosecution by the USPTO), Patent Term Extension (due to review of a patented product by a regulatory agency) or terminal disclaimer. Additionally, patents that may be issued from our pending applications will extend the patent exclusivity of our patent estate. Accordingly, all dates given above for patent expirations are estimates and the actual dates of expirations may differ.

We believe that our licensed patents and patent applications, as well as our issued patents and pending patent applications, in the aggregate, will provide us with a substantial intellectual property position in our commercial development of our genome editing, gene therapy, cell therapy and gene regulation programs. In this regard, patents issued to us, applied for by us, or exclusively and non-exclusively licensed to us, cover the following types of inventions, processes and products:

•

ZFP and ZFN design, engineered nucleases, and compositions: includes DNA target site selection and zinc finger binding domain design and nuclease domain design, DNA nickases, target site arrays, ZFP libraries databases and methods of construction, as well as methods to increase zinc finger binding specificity, nuclease, linker designs (see newly issued US9567609) and methods of making modified plant ZFPs;

•

ZFP targeted regulation of endogenous genes: methods relating to activation and inhibition of endogenous cellular genes, identification of accessible regions within chromatin, and regulation of endogenous plant genes;

•

ZFP Therapeutics: Treatment of Huntington’s disease (see U.S. patent publication US2017-0096460), cancer therapeutics, treatment of head and neck cancer, glioblastoma, modulation of cardiac contractility and methods to regulate the glucocorticoid receptor, treatments for HIV, and self-regulating promoters (see newly issued US9624498);

•

Nuclease Therapeutics: Treatments for HIV (see newly issued US9566352 and US 9757420), beta-thalassemia and SCD (see newly issued US9650698), hemophilia (see newly issued US9771403, US9777281 for hemophilia B) LSD (see newly issued US9877988), genome editing, Parkinson’s Disease, regulation of the expression of PD1; Immunomodulatory therapeutics; Cystic Fibrosis; CNS disease; Severe combined immunodeficiency (see newly issued US9161090 and US9833479, Modified T cells (See newly issued US9597357) including HLA knock out (see newly issued US9782437) and methods of editing stem cells (see newly issued US9834787);

•

Non-Therapeutic Applications of ZFPs: Identification of genes, analysis of gene regulation, structure and biological function, methods of agricultural biotechnology, methods of altering cellular differentiation state;

•

Non-Therapeutic Applications of ZFNs: Methods for identification of regulatory DNA sequences, prediction of patient response to drug therapeutics, and development of cell lines for improved protein production, methods of transgenic animal development (see newly issued UP9567573) , and methods of introducing exogenous nucleic acids of interest into a safe harbor locus, cleavage of specific miRNAs (see newly issued US9574211);

•	Donor DNA design: Methods for designing optimal donors for transgene delivery;
•	Pan-nuclease, Non-ZFP nucleases, methods of design and use (see newly issued US9765361), pan-nuclease nickases (see newly issued US9631186);
•	Engineering of stem cells Methods of modulating stem cell differentiation (see newly issued US9624509); and
•	Methods for genome editing.

We have been advised that certain aspects of our technology can give us and our collaborators independence from third party patent claims to gene sequences. In general, under U.S. patent law, a patent may be obtained for any new and useful process, machine, manufacture, or composition of matter. An underlying theme of U.S. patent law, as related to biotechnology, is that the sequence of a gene, as it exists in the chromosome, is not patentable, even when newly discovered, although a cDNA corresponding to the transcription product of that gene may be in select instances. Accordingly, U.S. patent claims to DNA sequences can cover only isolated cDNAs, or modified nucleic acid sequences (e.g., a purified DNA fragment or a DNA sequence inserted into a vector). We have been advised that U.S. patent claims to DNA sequences do not, and cannot, cover gene sequences as they exist in their natural chromosomal environment, and international patent law is even more stringent than U.S. patent law in this regard. Most current methods for over-expression of a gene or protein involve the introduction into a cell of a vector containing a DNA encoding the protein to be over-expressed. Because such a vector contains isolated cDNA sequences that encode the protein, it would be covered by any patent claims to those sequences. In contrast, our methods for over-expression utilize ZFP TFs that target endogenous genes as they exist in the chromosome. As a result, our gene regulation methods do not require the use of isolated cDNA sequences encoding the protein to be over-expressed and, our counsel has advised us, do not infringe patent claims to such sequences. Notwithstanding this advice, we realize that others could take a contrary position that could result in litigation. While we believe that we would prevail in any such litigation, the uncertainties involved in litigation generally make it impossible to provide assurance as to the ultimate outcome of such matters. See “Risk Factors—Because it is difficult and costly to protect our proprietary rights, and third parties have filed patent applications that are similar to ours, we cannot ensure the proprietary protection of our technologies and products.”

The patent positions of pharmaceutical and biotechnology firms, including our patent position, are uncertain and involve complex legal and factual questions for which important legal tenets are largely unresolved and are subject to interpretation and refinement by the court system. Patent applications may not result in the issuance of patents and the coverage claimed in a patent application may be significantly reduced before a patent is issued. Although we have filed for patents on some aspects of our technology, we cannot provide assurances that patents will be issued as a result of these pending applications or that any patent that has been or may be issued will be upheld. The laws of some foreign countries may not protect our proprietary rights to the same extent as do the laws of the United States. For example, our issued European patents EP2171052 and EP2527435 have been opposed in Europe. Our EP2281050 case was revoked during Opposition in November 2016.  Similarly, EP2171052 and EP2527435 underwent Opposition hearings in early 2017. Although these cases emerged from the Opposition hearings, the opponent filed appeals that are currently underway, and we do not know what the outcome of these procedures will be. The claims of these patents may be amended such that claim scope is reduced or the patents may be revoked as a result of these procedures.

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

COMPETITION

We, and our licensed partners, are the leaders in the research, development, and commercialization of DNA binding proteins for genome editing and regulation of gene expression. We are aware of several companies focused on other methods for editing genes and regulating gene expression and a limited number of commercial and academic groups pursuing the development of ZFP gene regulation and genome editing technology. The field of applied gene regulation and genome editing is highly competitive and we expect competition to persist and intensify in the future from a number of different sources, including pharmaceutical and biotechnology companies; academic and research institutions; and government agencies that will seek to develop ZFPs as well as technologies that will compete with our ZFP technology platform, such as TALE proteins and the CRISPR/Cas9 system.

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

Although we are in the clinical development phase of operations and have no current therapeutic product sales, we believe the following companies, products and/or technologies may potentially be competitive with our technology or our products under development:

•

Protein pharmaceuticals under development at pharmaceutical and biotechnology companies such as Pfizer, Baxter International Inc., Bayer AG, Novo Nordisk A/S, Genzyme Corp., Shire, BioMarin Pharmaceutical Inc., Biogen Inc., Acceleron Pharma Inc. and numerous other pharmaceutical and biotechnology firms.

•

Gene therapy companies developing gene-based products in clinical trials. uniQure N.V.’s product for lipoprotein lipase deficiency and GlaxoSmithKline plc’s, or GSK, product for severe combined immunodeficiency due to adenosine deaminase deficiency are approved in Europe. No other gene therapy products have yet been approved. Our competitors in this category may include, but not be limited to, uniQure N.V., BioMarin Pharmaceutical Inc., bluebird bio, Inc., REGENXBIO Inc., Spark Therapeutics, Inc., Dimension Therapeutics, Inc., Voyager Therapeutics, Inc., Shire, Pfizer, and GSK.

•

Cell therapy companies developing cell-based products. Our competitors in this category may include Novartis AG, Adaptimmune Therapeutics PLC, bluebird bio, Inc., Cellectis S.A., Juno Therapeutics, Inc., Kite, Atara Biotherapeutics, Inc., and Iovance Biotechnologies, Inc..

•

Nuclease technologies under development for therapeutic applications of genome modification including companies such as Editas Medicine, Inc., CRISPR Therapeutics AG, Caribou Biosciences, Inc. and Intellia Therapeutics, Inc. developing the CRISPR/Cas9 system, Cellectis S.A. developing TALE nucleases and meganucleases, bluebird bio, Inc. developing Homing Endonucleases and MegaTALs and Precision BioSciences, Inc. developing meganucleases.

•

Antisense therapeutics and RNA interference technology, including RNAi and microRNA, which are technologies that may compete with us in the development of novel therapeutic products acting through the regulation of gene expression. These technologies are being developed by several companies including Alnylam Pharmaceuticals, Inc., Ionis Pharmaceuticals, Inc., Genzyme Corp. and Regulus Therapeutics Inc.

•

Small molecules in development from both in-house drug discovery programs of pharmaceutical companies such as Pfizer, Inc., GSK, Novartis AG and Merck & Co., Inc., as well as from biotechnology companies with expertise and capabilities in small molecule discovery and development such as Gilead, Genzyme Corp. and Global Blood Therapeutics, Inc., which has a small molecule product in development for SCD.

•	Monoclonal antibody companies and product candidates from certain biotechnology firms such as Genentech, Inc. and Amgen Inc.

We expect to face intense competition from other companies for collaborative arrangements with pharmaceutical and biotechnology companies for establishing relationships with academic and research institutions, for licenses to proprietary technology and for subjects in our clinical trials of treatments for rare diseases. These competitors, either alone or with their collaborative partners, may succeed in developing technologies or products that are more effective or less costly than ours.

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

MANUFACTURING

We rely on contract manufacturing organizations, or CMOs, to produce our preclinical and clinical product candidates in accordance with FDA and EMA mandated regulations, also known as current good manufacturing practices, or cGMPs.  We employ a technical operations staff in the areas of process development, analytical development, quality control, quality assurance, project management, and manufacturing to facilitate appropriate oversight of our CMOs, support of our regulatory filings and execution of clinical trials.  In 2017, we expanded our services agreement with Brammer Bio MA, LLC, or Brammer, to provide dedicated capacity to supply our preclinical and clinical programs. Additionally, we plan to build a cGMP manufacturing facility at our new corporate headquarters in Brisbane, CA. This facility will be designed to manufacture of Phase 1/2 clinical trial supplies for our pipeline programs. We believe this balanced approach to manufacturing, investing in internal capacity/capabilities while strengthening our commitment to external capacity, will enable us to meet our anticipated pipeline needs.

We currently leverage two distinct manufacturing platforms: AAV vector production for our genome editing and gene therapy product candidates and HSPC modification for our cell therapy product candidates. We use a commercial scale baculovirus manufacturing platform to manufacture AAV vectors for genome editing and gene therapy, with each AAV vector packaging a different transgene specific to the target indication or ZFN. The manufacturing process for our HSPC cell therapy product candidates utilizes the patient’s own HSPCs. These HSPCs are transfected using mRNA to produce ZFNs that target specific DNA sites, resulting in modified HSPCs.

GOVERNMENT REGULATION

In the United States, the FDA regulates biologic products including gene therapy products under the Federal Food, Drug, and Cosmetic Act, or the FDCA, the Public Health Service Act, or the PHSA, and regulations and guidance implementing these laws. The FDCA, PHSA and their corresponding regulations govern, among other things, the testing, manufacturing, safety, efficacy, labeling, packaging, storage, record keeping, distribution, reporting, advertising and other promotional practices involving biologic products. Applications to the FDA are required before conducting human clinical testing of biologic products. Additionally, each clinical trial protocol for a gene therapy product candidate is reviewed by the FDA and, in limited instances the National Institutes of Health, or the NIH, through its Recombinant DNA Advisory Committee, or RAC. FDA approval also must be obtained before marketing of biologic products. The process of obtaining regulatory approvals and the subsequent compliance with appropriate federal, state, local and foreign statutes and regulations require the expenditure of substantial time and financial resources and we may not be able to obtain the required regulatory approvals.

U.S. Biologic Products Development Process

Our product candidates must be approved by the FDA before they may be legally marketed in the United States. The process required by the FDA before a biologic product candidate may be marketed in the United States generally involves the following:

•

completion of preclinical laboratory tests and in vivo studies in accordance with the FDA’s current Good Laboratory Practice, or GLP, regulations and applicable requirements for the humane use of laboratory animals or other applicable regulations;

•	submission to the FDA of an application for an IND exemption, which allows human clinical trials to begin unless FDA objects within 30 days;
•	approval by an independent institutional review board, or IRB, reviewing each clinical site before each clinical trial may be initiated;
•

performance of adequate and well‑controlled human clinical trials according to the FDA’s GCP regulations, and any additional requirements for the protection of human research subjects and their health information, to establish the safety and efficacy of the proposed biologic product candidate for its intended use;

•

preparation and submission to the FDA of a biologics license application (“BLA”) for marketing approval that includes substantial evidence of safety, purity and potency from results of nonclinical testing and clinical trials;

•	review of the product by an FDA advisory committee, if applicable;
•

satisfactory completion of an FDA inspection of the manufacturing facility or facilities where the biologic product candidate is produced to assess compliance with cGMP requirements and to assure that the facilities, methods and controls are adequate to preserve the biologic product candidate’s identity, safety, strength, quality, potency and purity;

•	potential FDA audit of the nonclinical and clinical trial sites that generated the data in support of the BLA; and
•	payment of user fees and FDA review and approval, or licensure, of the BLA.

Before testing any biologic product candidate in humans, including a gene therapy product candidate, the product candidate must undergo preclinical testing. Preclinical tests, also referred to as nonclinical studies, include laboratory evaluations of product chemistry, toxicity and formulation, as well as in vivo studies to assess the potential safety and activity of the product candidate and to establish a rationale for therapeutic use. The conduct of the preclinical tests must comply with federal regulations and requirements including GLPs.

Concurrent with clinical trials, companies usually must complete some long‑term preclinical testing, such as animal tests of reproductive adverse events and carcinogenicity, and must also develop additional information about the chemistry and physical characteristics of the drug and finalize a process for manufacturing the drug in commercial quantities in accordance with cGMP requirements. The manufacturing process must be capable of consistently producing quality batches of the drug candidate and, among other things, the manufacturer must develop methods for testing the identity, strength, quality and purity of the final drug product. Additionally, appropriate packaging must be selected and tested and stability studies must be conducted to demonstrate that the drug candidate does not undergo unacceptable deterioration over its shelf life.

If a gene therapy trial is conducted at, or sponsored by, institutions receiving NIH funding for recombinant DNA research, prior to the submission of an IND to the FDA, a protocol and related documents must be submitted to, and the study registered with, the NIH Office of Biotechnology Activities, or the OBA, pursuant to the NIH Guidelines for Research Involving Recombinant DNA Molecules, or the NIH Guidelines. Compliance with the NIH Guidelines is mandatory for investigators at institutions receiving NIH funds for research involving recombinant DNA. However, many companies and other institutions, not otherwise subject to the NIH Guidelines, voluntarily follow them. The NIH is responsible for convening the RAC that discusses protocols that raise novel or particularly important scientific, safety or ethical considerations at one of its quarterly public meetings. The OBA will notify the FDA of the RAC’s decision regarding the necessity for full public review of a gene therapy protocol. RAC proceedings and reports are posted to the OBA website and may be accessed by the public.

The clinical trial sponsor must submit the results of the preclinical tests, together with manufacturing information, analytical data, any available clinical data or literature and a proposed clinical protocol, to the FDA as part of the IND. Some preclinical testing may continue even after the IND is submitted. The IND automatically becomes effective 30 days after receipt by the FDA, unless the FDA places the clinical trial on a clinical hold. In such a case, the IND sponsor and the FDA must resolve any outstanding concerns before the clinical trial can begin. With gene therapy protocols, if the FDA allows the IND to proceed, but the RAC decides that full public review of the protocol is warranted, the FDA will request at the completion of its IND review that sponsors delay initiation of the protocol until after completion of the RAC review process. The FDA also may impose clinical holds on a biologic product candidate at any time before or during clinical trials due to safety concerns or non‑compliance. If the FDA imposes a clinical hold, trials may not recommence without FDA authorization and then only under terms authorized by the FDA. Accordingly, we cannot be sure that submission of an IND will result in the FDA allowing clinical studies to begin, or that, once begun, issues will not arise that suspend or terminate such studies.

Human Clinical Trials Under an IND

Clinical trials involve the administration of the biologic product candidate to healthy volunteers or patients under the supervision of qualified investigators which generally are physicians not employed by, or under, the control of the trial sponsor. Clinical trials are conducted under written study protocols detailing, among other things, the objectives of the clinical trial, dosing procedures, subject selection and exclusion criteria and the parameters to be used to monitor subject safety, including stopping rules that assure a clinical trial will be stopped if certain adverse events should occur. Each protocol and any amendments to the protocol must be submitted to the FDA as part of the IND. Clinical trials must be conducted and monitored in accordance with the FDA’s regulations comprising the GCP requirements, including the requirement that all research subjects provide informed consent.

Further, each clinical trial must be reviewed and approved by an IRB at or servicing each institution at which the clinical trial will be conducted. An IRB is charged with protecting the welfare and rights of trial participants and considers items such as whether the risks to individuals participating in the clinical trials are minimized and are reasonable in relation to anticipated benefits. The IRB also approves the form and content of the informed consent that must be signed by each clinical trial subject, or their legal representative, reviews and approves the study protocol, and must monitor the clinical trial until completed. Clinical trials involving recombinant DNA also must be reviewed by an institutional biosafety committee, or IBC, a local institutional committee that reviews and oversees basic and clinical research that utilizes recombinant DNA at that institution. The IBC assesses the safety of the research and identifies any potential risk to public health or the environment.

Human clinical trials typically are conducted in three sequential phases that may overlap or be combined:

•

Phase 1.  The biologic product candidate initially is introduced into a small number of human subjects and tested for safety, dosage tolerance, absorption, metabolism, distribution, excretion and, if possible, to gain an early understanding of its effectiveness. Phase 1 clinical trials of gene therapies are typically conducted in patients rather than healthy volunteers.

•

Phase 2.  The biologic product candidate is evaluated in a limited patient population to identify possible adverse effects and safety risks, to preliminarily evaluate the efficacy of the product candidate for specific targeted diseases and to determine dosage tolerance, optimal dosage and dosing schedule.

•

Phase 3.  Phase 3 clinical trials are commonly referred to as “pivotal” studies, which typically denotes a study which presents the data that the FDA or other relevant regulatory agency will use to determine whether or not to approve a biologic product. In Phase 3 studies, the biologic product candidate is administered to an expanded patient population, generally at multiple geographically dispersed clinical trial sites in adequate and well‑controlled clinical trials to generate sufficient data to statistically confirm the potency and safety of the product for approval. These clinical trials are intended to establish the overall risk/benefit ratio of the product candidate and provide an adequate basis for product labeling.

Post‑approval clinical trials, sometimes referred to as Phase 4 clinical trials, may be conducted after initial approval. These clinical trials are used to gain additional experience from the treatment of patients in the intended therapeutic indication, particularly for long‑term safety follow‑up.

During all phases of clinical development, regulatory agencies require extensive monitoring and auditing of all clinical activities, clinical data and clinical trial investigators. Annual progress reports detailing the results of the clinical trials must be submitted to the FDA.

Written IND safety reports must be promptly submitted to the FDA, the NIH and the investigators for: serious and unexpected adverse events; any findings from other trials, in vivo laboratory tests or in vitro testing that suggest a significant risk for human subjects; or any clinically important increase in the rate of a serious suspected adverse reaction over that listed in the protocol or investigator brochure. The sponsor must submit an IND safety report within 15 calendar days after the sponsor determines that the information qualifies for reporting. The sponsor also must notify the FDA of any unexpected fatal or life‑threatening suspected adverse reaction within seven calendar days after the sponsor’s initial receipt of the information.

The FDA or the sponsor or its data safety monitoring board may suspend a clinical trial at any time on various grounds, including a finding that the research subjects or patients are being exposed to an unacceptable health risk. Similarly, an IRB can suspend or terminate approval of a clinical trial at its institution if the clinical trial is not being conducted in accordance with the IRB’s requirements or if the biologic product candidate has been associated with unexpected serious harm to patients.

FDA usually recommends that sponsors observe subjects for potential gene therapy‑related delayed adverse events for a 15‑year period, including a minimum of five years of annual examinations followed by 10 years of annual queries, either in person or by questionnaire.

Compliance with cGMP Requirements

Manufacturers of biologics must comply with applicable cGMP regulations, including quality control and quality assurance and maintenance of records and documentation. Manufacturers and others involved in the manufacture and distribution of such products also must register their establishments with the FDA and certain state agencies. Both domestic and foreign manufacturing establishments must register and provide additional information to the FDA upon their initial participation in the manufacturing process. Establishments may be subject to periodic, unannounced inspections by government authorities to ensure compliance with cGMP requirements and other laws. Discovery of problems may result in a government entity placing restrictions on a product, manufacturer or holder of an approved BLA, and may extend to requiring withdrawal of the product from the market. The FDA will not approve a BLA unless it determines that the manufacturing processes and facilities are in compliance with cGMP requirements and adequate to assure consistent production of the product within required specification.

Concurrent with clinical trials, companies usually complete additional preclinical studies and must also develop additional information about the physical characteristics of the biologic product candidate as well as finalize a process for manufacturing the product candidate in commercial quantities in accordance with cGMP requirements. To help reduce the risk of the introduction of adventitious agents or of causing other adverse events with the use of biologic products, the PHSA emphasizes the importance of manufacturing control for products whose attributes cannot be precisely defined. The manufacturing process must be capable of consistently producing quality batches of the product candidate and, among other requirements, the sponsor must develop methods for testing the identity, strength, quality, potency and purity of the final biologic product. Additionally, appropriate packaging must be selected and tested and stability studies must be conducted to demonstrate that the biologic product candidate does not undergo unacceptable deterioration over its shelf life.

U.S. Review and Approval Processes

The results of the preclinical tests and clinical trials, together with detailed information relating to the product’s CMC and proposed labeling, among other things, are submitted to the FDA as part of a BLA requesting approval to market the product for one or more indications.

Under the Prescription Drug User Fee Act, or PDUFA, as amended, each BLA must be accompanied by a significant user fee. The FDA adjusts the PDUFA user fees on an annual basis. The PDUFA also imposes an annual program fee for approved biologics. Fee waivers or reductions are available in certain circumstances, including a waiver of the application fee for the first application filed by a small business.

The FDA reviews a BLA within 60 days of submission to determine if it is substantially complete before the agency accepts it for filing. The FDA may refuse to file any BLA that it deems incomplete or not properly reviewable at the time of submission and may request additional information. In that event, the BLA must be resubmitted with the additional information. The resubmitted application also is subject to review before the FDA accepts it for filing. Once the submission is accepted for filing, the FDA begins an in‑depth, substantive review of the BLA.

The FDA reviews the BLA to determine, among other things, whether the proposed product candidate is safe and potent, or effective, for its intended use, has an acceptable purity profile and whether the product candidate is being manufactured in accordance with cGMP to assure and preserve the product candidate’s identity, safety, strength, quality, potency and purity. The FDA may refer applications for novel biologic products or biologic products that present difficult questions of safety or efficacy to an advisory committee, typically a panel that includes clinicians and other experts, for review, evaluation and a recommendation as to whether the application should be approved and under what conditions. The FDA is not bound by the recommendations of an advisory committee, but it considers such recommendations carefully when making decisions. During the product approval process, the FDA also will determine whether a risk evaluation and mitigation strategy, or REMS, is necessary to assure the safe use of the product candidate. REMS use risk minimization strategies beyond the professional labeling to ensure that the benefits of the product outweigh the potential risks. To determine whether a REMS is needed, the FDA will consider the size of the population likely to use the product, seriousness of the disease, expected benefit of the product, expected duration of treatment, seriousness of known or potential adverse events, and whether the product is a new molecular entity. A REMS could include medication guides, physician communication plans and elements to assure safe use, such as restricted distribution methods, patient registries and other risk minimization tools. If the FDA concludes a REMS is needed, the sponsor of the BLA must submit a proposed REMS; the FDA will not approve the BLA without a REMS, if required.

Before approving a BLA, the FDA will inspect the facilities at which the product candidate is manufactured. The FDA will not approve the product candidate unless it determines that the manufacturing processes and facilities are in compliance with cGMP requirements and adequate to assure consistent production of the product candidate within required specifications. Additionally, before approving a BLA, the FDA typically will inspect one or more clinical sites to assure that the clinical trials were conducted in compliance with IND trial requirements and GCP requirements.

On the basis of the BLA and accompanying information, including the results of the inspection of the manufacturing facilities, the FDA may issue an approval letter or a complete response letter. An approval letter authorizes commercial marketing of the biologic product with specific prescribing information for specific indications. A complete response letter generally outlines the deficiencies in the submission and may require substantial additional testing or information in order for the FDA to reconsider the application. If and when those deficiencies have been addressed to the FDA’s satisfaction in a resubmission of the BLA, the FDA will issue an approval letter.

If a product candidate receives regulatory approval, the approval may be significantly limited to specific diseases and dosages or the indications for use may otherwise be limited. Further, the FDA may require that certain contraindications, warnings or precautions be included in the product labeling. The FDA may impose restrictions and conditions on product distribution, prescribing or dispensing in the form of a REMS, or otherwise limit the scope of any approval. In addition, the FDA may require post‑marketing clinical trials, sometimes referred to as Phase 4 clinical trials, designed to further assess a biologic product’s safety and effectiveness, and testing and surveillance programs to monitor the safety of approved products that have been commercialized.

The FDA has agreed to specified performance goals in the review of BLAs under the PDUFA. One such goal is to review standard BLAs in 10 months after the FDA accepts the BLA for filing, and priority BLAs in six months, whereupon a review decision is to be made. The FDA does not always meet its PDUFA goal dates for standard and priority BLAs and its review goals are subject to change from time to time. The review process and the PDUFA goal date may be extended by three months if the FDA requests or the BLA sponsor otherwise provides additional information or clarification regarding information already provided in the submission within the last three months before the PDUFA goal date.

Post‑approval Requirements

Rigorous and extensive FDA regulation of biologic products continues after approval, particularly with respect to cGMP requirements. Manufacturers are required to comply with applicable requirements in the cGMP regulations, including quality control and quality assurance and maintenance of records and documentation. Other post‑approval requirements applicable to biologic products include reporting of cGMP deviations that may affect the identity, potency, purity and overall safety of a distributed product, record‑keeping requirements, reporting of adverse effects, reporting updated safety and efficacy information and complying with electronic record and signature requirements. After a BLA is approved, the product also may be subject to official lot release. If the product is subject to official release by the FDA, the manufacturer submits samples of each lot of product to the FDA, together with a release protocol, showing a summary of the history of manufacture of the lot and the results of all tests performed on the lot. The FDA also may perform certain confirmatory tests on lots of some products before releasing the lots for distribution. In addition, the FDA conducts laboratory research related to the regulatory standards on the safety, purity, potency and effectiveness of biologic products.

A sponsor also must comply with the FDA’s advertising and promotion requirements, such as the prohibition on promoting products for uses or in patient populations that are not described in the product’s approved labeling (known as “off‑label use”). Discovery of previously unknown problems or the failure to comply with the applicable regulatory requirements may result in restrictions on the marketing of a product or withdrawal of the product from the market as well as possible civil or criminal sanctions. In addition, changes to the manufacturing process or facility generally require prior FDA approval before being implemented and other types of changes to the approved product, such as adding new indications and additional labeling claims, are also subject to further FDA review and approval.

Additional Regulation

Although we currently do not have any products on the market, we may be subject to additional healthcare regulation and enforcement by the federal government and by authorities in the states and foreign jurisdictions in which we conduct our business. Such laws include, without limitation, state and federal anti-kickback, fraud and abuse, false claims, privacy and security and physician sunshine laws and regulations, many of which may become more applicable if our product candidates are approved and we begin commercialization. If our operations are found to be in violation of any of such laws or any other governmental regulations that apply to us, we may be subject to penalties, including, without limitation, civil and criminal penalties, damages, fines, the curtailment or restructuring of our operations, exclusion from participation in federal and state healthcare programs and imprisonment, and additional reporting requirements and oversight if we become subject to a corporate integrity agreement or similar agreement to resolve allegations of non-compliance with these laws, any of which could adversely affect our ability to operate our business and our financial results. See Risk Factors—“Our relationships with customers and third-party payors will be subject to applicable anti-kickback, fraud and abuse and other healthcare laws and regulations, which could expose us to criminal sanctions, civil penalties, contractual damages, reputational harm and diminished profits and future earnings.”

Significant uncertainty exists as to the coverage and reimbursement status of any product candidates for which we obtain regulatory approval, particularly for novel products. In both domestic and foreign markets, sales and reimbursement of any approved products will depend, in part, on the extent to which third-party payors, such as government health programs, commercial insurance and managed healthcare organizations provide coverage, and establish adequate reimbursement levels, for such products. Third-party payors are increasingly challenging the prices charged for medical products and services and imposing controls to manage costs. Third-party payors may limit coverage to specific products on an approved list, or also known as a formulary, which might not include all of the FDA-approved products for a particular indication. Additionally, we may need to conduct expensive pharmacoeconomic studies in order to demonstrate the cost-effectiveness of our products. If third-party payors do not consider our products to be cost-effective compared to other therapies, the payors may not cover our products after approved as a benefit under their plans or, if they do, the level of reimbursement may not be sufficient to allow us to sell our products on a profitable basis. See Risk Factors—“Even if we are able to commercialize our product candidates, the products may not receive coverage and adequate reimbursement from third-party payors in the United States and in other countries in which we seek to commercialize our products, which could harm our business.”

EMPLOYEES

As of February 15, 2018, we had 182 full-time employees, all of whom are located at our headquarters in Richmond, California. None of our employees are represented by a collective bargaining organization or covered by a collective bargaining agreement, nor have we experienced work stoppages. We believe that our relations with our employees are good.

CORPORATE INFORMATION

We were incorporated in June 1995 in the state of Delaware and in January 2017, we changed our name from “Sangamo BioSciences, Inc.” to “Sangamo Therapeutics, Inc.”  Our website is http://www.sangamo.com. We make available free of charge, on or through our internet site, our annual, quarterly, and current reports and any amendments to those reports filed or furnished pursuant to Section 13(a) of the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Information contained in our website is not part of, nor incorporated by reference into, this report.

ITEM 1A – RISK FACTORS

An investment in our common stock involves significant risk. This Form 10-K contains forward-looking information based on our current expectations. Because our actual results may differ materially from any forward-looking statements made by or on our behalf, this section includes a discussion of important factors that could affect our actual future results, including, but not limited to, our revenues, expenses, net loss and net loss per share. You should carefully consider the information described in the following risk factors, together with the other information appearing elsewhere in this report, before making an investment decision regarding our common stock.

Risks Relating to Development, Commercialization and Regulatory Approval of our Products and Technology

Our success depends substantially on the results of clinical trials of our lead therapeutic programs, and we may not be able to demonstrate safety and efficacy of our product candidates.

We do not have any products that have gained regulatory approval. We have initiated Phase 1/2 clinical trials evaluating product candidates for the treatment of hemophilia A (SB-525), hemophilia B (SB-FIX), MPS I (SB-318) and MPS II (SB-913). Our business is substantially dependent on our ability to obtain regulatory approval for, and, if approved, to successfully commercialize these product candidates in a timely manner.  Our failure to enroll sufficient patients to conduct the trials, demonstrate safety or obtain positive clinical trial results, or our inability to meet the expected timeline of clinical trials or release of data for these programs would have a material adverse effect on our business operations and financial conditions, which may cause a significant decline in our stock price.

Our ability to conduct clinical trials successfully and on a timely basis for these programs is subject to a number of additional risks, including but are not limited to the following:

•	disagreement with the design or implementation of our clinical trials;
•	the ability to identify and recruit sufficient number of acceptable patients to complete enrollment of trials;
•	failure to demonstrate that a product candidate is safe and effective for its proposed indication;
•	the occurrence of unexpected adverse events or toxicity;
•	disagreement with the FDA on the interpretation of data from preclinical studies or our clinical trial results;
•	failure of clinical trials to meet the level of statistical significance required for approval;
•	the insufficiency of data collected from clinical trials of our product candidates to support the submission and filing of a BLA or other submission or to obtain regulatory approval;
•	changes in the approval policies or regulations that render our preclinical and clinical data insufficient for approval;
•	failure to obtain approval of our manufacturing processes or facilities of third-party manufacturers with whom we contract for clinical and commercial supplies or our own manufacturing facility;
•	defects in the preparation and manufacturing of our product candidates;
•	failure by third parties, including vendors, manufacturers and clinical trial organizations, to provide timely and adequate supplies and services;
•	development of similar gene therapies by our competitors;
•	unexpected costs and expenses and lack of sufficient funding for these programs; and
•	loss of licenses to critical intellectual properties.

We have not yet reached agreement with regulatory authorities on the development pathway for our product candidates.  As a result, we have not yet determined what endpoints would support approval for certain of our programs. Due to the novelty of certain programs, such as SB-318 and SB-913, the endpoints needed to support regulatory approvals may be different than originally anticipated.   Even if we are able to complete phase 1/2 trials for these programs successfully, we will likely be required to conduct additional clinical trials with larger patient populations, before obtaining the necessary regulatory approval to commercialize our products.  However, there is no guarantee that the positive results achieved in earlier trials are indicative of long-term efficacy in late stage clinical trials.  A number of companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in late stage clinical trials even after achieving promising results in earlier-stage clinical trials. If a larger population of patients does not experience positive results, or if these results are not reproducible, our products may not receive approval from the FDA, which could have a material adverse effect on our business that would cause our stock price to decline significantly.

Even if a product candidate were to successfully obtain approval from the FDA and comparable foreign regulatory authorities, any approval might contain significant limitations related to use restrictions for specified age groups, warnings, precautions or contraindications, or may be subject to burdensome post-approval study or risk management requirements. If we are unable to obtain regulatory approval for one of our product candidates in one or more jurisdictions, or any approval contains significant limitations, we may not be able to obtain sufficient funding to continue the development of that product or generate revenues attributable to that product candidate. Also, any regulatory approval of our current or future product candidates, once obtained, may be withdrawn.

Success in preclinical studies or early clinical trials may not be indicative of results obtained in later trials.

Results from preclinical studies or previous clinical trials are not necessarily predictive of future clinical trial results, and interim results of a clinical trial are not necessarily indicative of final results. Our product candidates may fail to show the desired safety and efficacy in clinical development despite demonstrating positive results in preclinical studies or having successfully advanced through initial clinical trials or preliminary stages of clinical trials.

While we have achieved positive results in preclinical studies of our product candidates for hemophilia A (SB-525), hemophilia B (SB-FIX), MPS I (SB-318) and MPS II (SB-913), Phase 1/2 clinical trials have only recently begun and there is no guarantee that we can achieve positive safety and efficacy results.  Furthermore, all four programs are novel in-vivo gene therapy or genome editing therapies that utilize AAV to deliver therapeutic levels of ZFN into the patient’s blood stream.  The AAV delivery system has not been validated in human clinical trials previously, and if such delivery system does not meet the safety criteria or cannot produce the desirable efficacy results we expect, we may be forced to suspend or terminate the affected program.

There is a high failure rate for drugs, biologic products and cell therapies proceeding through clinical trials. Many companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in late-stage clinical trials even after achieving promising results in preclinical testing and earlier-stage clinical trials. Data obtained from preclinical and clinical activities are subject to varying interpretations, which may delay, limit or prevent regulatory approval. In addition, we may experience regulatory delays or rejections as a result of many factors, including due to changes in regulatory policy during the period of our product candidate development. Any such delays could materially and adversely affect our business, financial condition, results of operations and prospects.

Our potential products are subject to a lengthy and uncertain regulatory approval process.

The FDA must approve any human therapeutic product before it can be marketed in the United States. The process for receiving regulatory approval is long and uncertain, and a potential product may not withstand the rigors of testing under the regulatory approval processes.

Before commencing clinical trials in humans, we must submit an Investigational New Drug, or IND, application to the FDA. The FDA has 30 days to comment on the application, and if the agency has no comments, we or our commercial partner may begin clinical trials. While we have stated our intention to file additional IND applications in the future, this is only a statement of intent, and we may not be able to do so because the associated product candidates may not meet the necessary preclinical requirements. In addition, there can be no assurance that, once filed, an IND application will result in the actual initiation of clinical trials or that we will be able to meet our targeted timeline for the initiation of clinical trials. Clinical trials are subject to oversight by institutional review boards and the FDA. In addition, our proposed clinical studies may require review from the Recombinant DNA Advisory Committee, or RAC, which is the advisory board to the NIH focusing on clinical trials involving gene transfer.

Clinical trials:

•

must be conducted in conformance with the FDA’s good clinical practices, within the guidelines of the International Council for Harmonisation of Technical Requirements for Registration of Pharmaceuticals for Human Use, or ICH, and other applicable regulations;

•	must meet requirements for Institutional Review Board, or IRB, oversight;
•	must follow Institutional Biosafety Committee, or IBC, and NIH RAC guidelines where applicable;
•	must meet requirements for informed consent;
•	are subject to continuing FDA or similar foreign government oversight;

•	may require oversight by a Data Monitoring Committee, or DMC;
•	may require large numbers of test subjects; and
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

We may encounter difficulties that may delay, suspend or scale back our efforts to advance additional early research programs through preclinical development and IND application filings and into clinical development.

We intend to advance early research programs through preclinical development and to file new IND applications for human clinical trials evaluating the preclinical candidates in our pipeline. The preparation and submission of IND applications requires us to conduct rigorous and time-consuming preclinical testing, studies, and prepare documentation relating to, among other things, the toxicity, safety, manufacturing, chemistry and clinical protocol of our product candidates. We may experience unforeseen difficulties that could delay or otherwise prevent us from executing this strategy successfully. For example, we may encounter problems in the manufacturing of our products and fail to demonstrate consistency in the formulation of the drug. Our preclinical tests may produce negative or inconclusive results, which may lead us to decide, or regulators may require us, to conduct additional preclinical testing. If we cannot obtain positive results in preclinical testing, we may decide to abandon the projects altogether. In addition, our ability to complete and file certain IND applications depends on the support of our partners and the timely performance of their obligations under relevant collaboration agreements. If our partners are not able to perform such obligations or if they choose to slow down or delay the progress, we may not be able to prepare and file the intended IND applications on a timely basis or at all. Furthermore, the filing of several IND applications involves significant cost and labor, and we may not have sufficient resources and personnel to complete the filing of all intended IND applications, which may force us to scale back the number of IND applications or forego potential IND applications that we believe are promising. Any delay, suspension or reduction of our efforts to pursue our preclinical and IND strategy could have a material adverse effect on our business and cause our stock price to decline.

We may not successfully identify, acquire, develop or commercialize new potential product candidates.

Part of our business strategy is to expand our product candidate pipeline by identifying and validating new product candidates, which we may develop ourselves, in-license or otherwise acquire from others. In addition, in the event that our existing product candidates do not receive regulatory approval or are not successfully commercialized, then the success of our business will depend on our ability to expand our product pipeline through in-licensing or other acquisitions. We may be unable to identify relevant product candidates. If we do identify such product candidates, we may be unable to reach acceptable terms with any third party from which we desire to in-license or acquire them.

We may encounter substantial delays in our clinical trials or we may fail to demonstrate safety and efficacy to the satisfaction of applicable regulatory authorities.

Before obtaining marketing approval from regulatory authorities for the sale of our product candidates, we must conduct extensive clinical trials to demonstrate the safety and efficacy of the product candidates. Clinical testing is expensive, time consuming and uncertain as to outcome. We cannot guarantee that any clinical trials will be conducted as planned or completed on schedule, if at all. A failure of one or more clinical trials can occur at any stage of testing. Events that may prevent successful or timely completion of clinical development include:

•	delays in reaching a consensus with regulatory authorities on trial design;
•	delays in reaching agreement on acceptable terms with prospective CROs and clinical trial sites;
•	delays in opening clinical trial sites or obtaining required IRB or independent ethics committee approval at each clinical trial site;
•	delays in recruiting suitable subjects to participate in our clinical trials;
•	imposition of a clinical hold by regulatory authorities as a result of a serious adverse event or after an inspection of our clinical trial operations or trial sites;
•	failure by us, any CROs we engage or any other third parties to adhere to clinical trial requirements;

•	failure to perform in accordance with FDA good clinical practices, or GCP, or applicable regulatory guidelines in the European Union and other countries;
•

delays in the testing, validation, manufacturing and delivery of our product candidates to the clinical sites, including delays by third parties with whom we have contracted to perform certain of those functions;

•	delays in having subjects complete participation in a trial or return for post-treatment follow-up;
•	clinical trial sites or subjects dropping out of a trial;
•	selection of clinical endpoints that require prolonged periods of clinical observation or analysis of the resulting data;
•	occurrence of serious adverse events associated with the product candidate that are viewed to outweigh its potential benefits;
•	occurrence of serious adverse events in trials of the same class of agents conducted by other sponsors; or
•	changes in regulatory requirements and guidance that require amending or submitting new clinical protocols.

Any inability to successfully complete preclinical and clinical development could result in additional costs to us or impair our ability to generate revenues from product sales, regulatory and commercialization milestones and royalties. In addition, if we make manufacturing or formulation changes to our product candidates, we may need to conduct additional studies to bridge our modified product candidates to earlier versions. Clinical trial delays also could shorten any periods during which we may have the exclusive right to commercialize our product candidates or allow our competitors to bring products to market before we do, which could impair our ability to successfully commercialize our product candidates and may harm our business, financial condition, results of operations and prospects.

Additionally, if the results of our clinical trials are inconclusive or if there are safety concerns or serious adverse events associated with our product candidates, we may:

•	be delayed in obtaining marketing approval for our product candidates, if at all;
•	obtain approval for indications or patient populations that are not as broad as intended or desired;
•	obtain approval with labeling that includes significant use or distribution restrictions or safety warnings;
•	be subject to changes in the way the product is administered;
•	be required to perform additional clinical trials to support approval or be subject to additional post-marketing testing requirements;
•	have regulatory authorities withdraw, or suspend, their approval of the product or impose restrictions on its distribution in the form of a modified risk evaluation and mitigation strategy;
•	be subject to the addition of labeling statements, such as warnings or contraindications;
•	be sued; or
•	experience damage to our reputation.

We may not be able to find acceptable patients or may experience delays in enrolling patients for our clinical trials, which could delay or prevent us from proceeding with clinical trials of our product candidates.

Identifying and qualifying patients to participate in clinical trials of our product candidates is critical to our success. The timing of our clinical trials depends on our ability to recruit patients to participate as well as completion of required follow-up periods. For example, hemophilia trials often take longer to enroll due to the availability of existing treatments. We have been unable to enroll a patient in our hemophilia B clinical trial. If we are not able to enroll the necessary number of patients in a timely manner, we may not be able to complete the clinical trial. We may face similar challenges or delays in our other or future clinical trials. If patients are unwilling to participate in our gene therapy studies because of negative publicity from adverse events related to the biotechnology or gene therapy fields, competitive clinical trials for similar patient populations or for other reasons, the timeline for recruiting patients, conducting studies and obtaining regulatory approval of our product candidates may be delayed. These delays could result in increased costs, delays in advancing our product candidates, delays in testing the effectiveness of our product candidates or termination of the clinical trials altogether.

We may not be able to identify, recruit and enroll a sufficient number of patients, or those with required or desired characteristics, to complete our clinical trials in a timely manner. Patient enrollment and trial completion is affected by factors including:

•	size of the patient population and process for identifying subjects;

•	design of the trial protocol;
•	eligibility and exclusion criteria;
•	perceived risks and benefits of the product candidate under study;
•	perceived risks and benefits of gene therapy-based approaches to treatment of diseases;
•	availability of competing therapies and clinical trials;
•	severity of the disease under investigation;
•	availability of genetic testing for potential patients;
•	proximity and availability of clinical trial sites for prospective subjects;
•	ability to obtain and maintain subject consent;
•	risk that enrolled subjects will drop out before completion of the trial;
•	patient referral practices of physicians; and
•	ability to monitor subjects adequately during and after treatment.

Our current product candidates are being developed to treat rare conditions. We plan to seek initial regulatory approvals in the United States and, subsequently, the European Union. We may not be able to initiate or continue clinical trials if we cannot enroll a sufficient number of eligible patients to participate in the clinical trials required by regulatory authorities. Our ability to successfully initiate, enroll and complete a clinical trial in any foreign country is subject to numerous risks unique to conducting business in foreign countries, including:

•	difficulty in establishing or managing relationships with contract research organizations, or CROs, and physicians;
•	different standards for the conduct of clinical trials;
•	absence in some countries of established groups with sufficient regulatory expertise for review of gene therapy protocols;
•	our inability to locate qualified local consultants, physicians and partners; and
•	the potential burden of complying with a variety of foreign laws, medical standards and regulatory requirements, including the regulation of pharmaceutical and biotechnology products and treatment.

If we have difficulty enrolling a sufficient number of patients to conduct our clinical trials as planned, we may need to delay, limit or terminate ongoing or planned clinical trials, any of which would have an adverse effect on our business, financial condition, results of operations and prospects.

Our product candidates may cause undesirable side effects or have other properties that could delay or prevent their regulatory approval, limit the commercial potential or result in significant negative consequences following any potential marketing approval.

During the conduct of clinical trials, patients report changes in their health, including illnesses, injuries and discomforts, to their study doctor. Often, it is not possible to determine whether or not the product candidate being studied caused these conditions, particularly as many of the diseases we are studying have complex comorbidities. If clinical experience indicates that our product candidates have side effects or cause serious or life‑threatening side effects, the development of the product candidate may fail or be delayed, or, if the product candidate has received regulatory approval, such approval may be revoked, which would severely harm our business, prospects, operating results and financial condition.

There have been several significant adverse side effects in gene therapy treatments in the past, including reported cases of leukemia and death seen in other trials using other genomic therapies. Gene therapy is still a relatively new approach to disease treatment and additional adverse side effects could develop. There also is the potential risk of significantly delayed adverse events following exposure to gene therapy products due to persistent biologic activity of the genetic material or other components of products used to carry the genetic material. Possible adverse side effects that could occur with treatment with gene therapy products include an immunologic reaction early after administration that, while not necessarily adverse to the patient’s health, could substantially limit the effectiveness of the treatment.

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

We have initiated Phase 1/2 clinical trials evaluating product candidates for hemophilia A (SB-525), hemophilia B (SB-FIX), MPS I (SB-318) and MPS II (SB-913).  For potential marketing application approval, additional clinical testing will be required, which involves significantly greater resources, commitments and expertise. Therefore, we may be required to scale up our operations and enter into collaborative relationships with pharmaceutical companies that could assume responsibility for late-stage development and commercialization.

We have limited experience in conducting advanced clinical trials and may not possess the necessary resources and expertise to complete such trials. We have entered into a collaborative agreements to provide funding and assistance in the development of certain product candidates through the clinical trial process. However, there is no guarantee that we will be able to enter into future collaborative relationships with third parties that can provide us with the funding and expertise for later stage trials.

We may be unable to obtain additional orphan drug designations or orphan drug exclusivity for any product. If our competitors are able to obtain orphan drug exclusivity for products that constitute the same drug and treat the same indications as our product candidates, we may not be able to have competing products approved by the applicable regulatory authority for a significant period of time.

Regulatory authorities in some jurisdictions, including the United States and the European Union, may designate drugs for relatively small patient populations as orphan drugs. Under the Orphan Drug Act of 1983, the FDA may designate a product candidate as an Orphan Drug if it is intended to treat a rare disease or condition, which is generally defined as having a patient population of fewer than 200,000 individuals in the United States, or a patient population greater than 200,000 in the United States where there is no reasonable expectation that the cost of developing the drug will be recovered from sales in the United States. In the European Union, the EMA’s Committee for Orphan Medicinal Products grants such designation to promote the development of products that are intended for the diagnosis, prevention or treatment of a life-threatening or chronically debilitating condition affecting not more than five in 10,000 persons in the European Union. Additionally, orphan designation is granted for products intended for the diagnosis, prevention or treatment of a life-threatening, seriously debilitating or serious and chronic condition and when, without incentives, it is unlikely that sales of the drug in the European Union would be sufficient to justify the necessary investment in developing the drug or biologic product.

Our four most advanced product candidates, SB-525, SB-FIX, SB-318 and SB-913 have all been granted Orphan Drug Designation by the FDA, and SB-525 and SB-318 and SB-913 have also been designated Orphan Medicinal Products by the EMA.  If we request such designation for our other current or future product candidates, there can be no assurances that the FDA or the EMA will grant any of our product candidates such designation. Additionally, such designation does not guarantee that any regulatory agency will accelerate regulatory review of, or ultimately approve, that product candidate, nor does it limit the ability of any regulatory agency to grant such designation to product candidates of other companies that treat the same indications as our product candidates prior to our product candidates receiving exclusive marketing approval.

Generally, if a product candidate with an orphan drug designation receives the first marketing approval for the indication for which it has such designation, the product is entitled to a period of marketing exclusivity, which precludes the FDA or the EMA from approving another marketing application for a product that constitutes the same drug treating the same indication for that marketing exclusivity period, except in limited circumstances. If another sponsor receives such approval before we do (regardless of our orphan drug designation), we will be precluded from receiving marketing approval for our product for the applicable exclusivity period. The applicable period is seven years in the United States and 10 years in the European Union. The exclusivity period in the United States can be extended by six months if the BLA sponsor submits pediatric data that fairly respond to a written request from the FDA for such data. The exclusivity period in the European Union can be reduced to six years if a product no longer meets the criteria for orphan drug designation or if the product is sufficiently profitable so that market exclusivity is no longer justified. Orphan drug exclusivity may be revoked if any regulatory agency determines that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantity of the product to meet the needs of patients with the rare disease or condition.

Even if we obtain orphan drug exclusivity for a product candidate, that exclusivity may not effectively protect the product candidate from competition because different drugs can be approved for the same condition. In the United States, even after an orphan drug is approved, the FDA may subsequently approve another drug for the same condition if the FDA concludes that the latter drug is not the same drug or is clinically superior in that it is shown to be safer, more effective or makes a major contribution to patient care. In the European Union, marketing authorization may be granted to a similar medicinal product for the same orphan indication if:

•

the second applicant can establish in its application that its medicinal product, although similar to the orphan medicinal product already authorized, is safer, more effective or otherwise clinically superior;

•	the holder of the marketing authorization for the original orphan medicinal product consents to a second orphan medicinal product application; or
•	the holder of the marketing authorization for the original orphan medicinal product cannot supply sufficient quantities of orphan medicinal product.

Commercialization of our technologies will depend, in part, on strategic partnering with other companies. If we are not able to find partners in the future or if our partners do not diligently pursue product development efforts, we may not be able to develop our technologies or products, which could slow our growth and decrease the value of our stock.

We expect to rely, to some extent, on our strategic partners to provide funding in support of our research and to perform independent research and preclinical and clinical testing. Our technology is broad-based, and we do not currently possess the resources necessary to fully develop and commercialize potential products that may result from our technologies or the resources or capabilities to complete the lengthy marketing approval processes that may be required for the products. Therefore, we plan to rely on strategic partnerships to help us develop and commercialize our products.  We have entered into a collaborative agreements to provide funding and assistance in the development of certain product candidates through the clinical trial process. For example, we have an agreement with Kite for potential engineered cell therapies for cancer, two separate agreements with Pfizer, one for SB-525 for hemophilia A, and another for ALS/FTLD, and an agreement with Bioverativ for our beta-thalassemia and SCD product candidates.

If we are unable to find additional partners or if the partners we are unable or unwilling to advance our programs, or if they do not diligently pursue product approval, this may slow our progress and adversely affect our ability to generate revenues. In addition, our partners may sublicense or abandon development programs or we may have disagreements or disputes with our partners, which would cause associated product development to slow or cease.  In addition, the business or operations of our partners may change significantly through restructuring, acquisition or other strategic transactions or decisions that may negatively impact their ability to advance our programs.

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

Even if our collaborators or strategic partners are successful in using our ZFP technology in drug discovery, protein production, therapeutic development or other areas in which we have licensed our technology, such as plant agriculture, they may not be able to commercialize the resulting products or may decide to use other methods competitive with our technology. To date, no company has received marketing approval or has developed or commercialized any therapeutic or agricultural products based on our ZFP technology. Should our technology fail to provide safe, effective, useful or commercially viable approaches to the discovery and development of these products, this would significantly limit our business and future growth and would adversely affect our value.

Even if our product development efforts are successful and even if the requisite regulatory approvals are obtained, our products may not gain market acceptance among physicians, patients, healthcare payers and the medical community.

Even if we obtain regulatory approval for any of our product candidates that we may develop or acquire in the future, the product may not gain market acceptance among physicians, healthcare payors, patients or the medical community. Market acceptance of any of our product candidates for which we receive approval depends on a number of factors, including:

•	the efficacy and safety of such product candidates as demonstrated in clinical trials;
•	the clinical indications and patient populations for which the product candidate is approved;
•	acceptance by physicians, major cancer treatment centers and patients of the drug as a safe and effective treatment;
•	the adoption of novel gene therapies by physicians, hospitals and third-party payors;
•	the potential and perceived advantages of product candidates over alternative treatments;
•	the safety of product candidates seen in a broader patient group, including its use outside the approved indications;
•	any restrictions on use together with other medications;
•	the prevalence and severity of any side effects;
•	product labeling or product insert requirements of the FDA or other regulatory authorities;
•	the timing of market introduction of our products as well as competitive products;
•	the development of manufacturing and distribution processes for our product candidates;
•	the cost of treatment in relation to alternative treatments;
•

the availability of coverage and adequate reimbursement and pricing by third-party payors and government authorities and the willingness of patients to pay out-of-pocket in the absence of coverage by third-party payors;

•	relative convenience and ease of administration; and
•	the effectiveness of our sales and marketing efforts and those of our collaborators.

If any of our product candidates are approved but fail to achieve market acceptance among physicians, patients, healthcare payors or treatment centers, we will not be able to generate significant revenues, which would compromise our ability to become profitable.

Even if we are able to commercialize our product candidates, the products may not receive coverage and adequate reimbursement from third-party payors in the United States and in other countries in which we seek to commercialize our products, which could harm our business.

Our ability to commercialize any product successfully will depend, in part, on the extent to which coverage and adequate reimbursement for these products and related treatments will be available from government health administration authorities, private health insurers and other organizations.

Government authorities and third-party payors, such as private health insurers and health maintenance organizations, determine which medications they will cover and establish reimbursement levels. A primary trend in the healthcare industry is cost containment. Government authorities and third-party payors have attempted to control costs by limiting coverage and the amount of reimbursement for particular medications. Increasingly, third-party payors are requiring that drug companies provide them with predetermined discounts from list prices and are challenging the prices charged for medical products. Third-party payors may also seek additional clinical evidence, beyond the data required to obtain regulatory approval, demonstrating clinical benefits and value in specific patient populations before covering our products for those patients. We cannot be sure that coverage and adequate reimbursement will be available for any product that we commercialize and, if reimbursement is available, what the level of reimbursement will be. Coverage and reimbursement may impact the demand for, or the price of, any product candidate for which we obtain regulatory approval. If reimbursement is not available or is available only at limited levels, we may not be able to successfully commercialize any product candidate for which we obtain regulatory approval.

There may be significant delays in obtaining coverage and reimbursement for newly approved drugs, and coverage may be more limited than the purposes for which the drug is approved by the FDA or comparable foreign regulatory authorities. Moreover, eligibility for coverage and reimbursement does not imply that any drug will be paid for in all cases or at a rate that covers our costs, including research, development, manufacture, sale and distribution. Interim reimbursement levels for new drugs, if applicable, may also not be sufficient to cover our costs and may only be temporary. Reimbursement rates may vary according to the use of the drug and the clinical setting in which it is used, may be based on reimbursement levels already set for lower cost drugs and may be incorporated into existing payments for other services. Net prices for drugs may be reduced by mandatory discounts or rebates required by government healthcare programs or private payors and by any future relaxation of laws that presently restrict imports of drugs from countries where they may be sold at lower prices than in the United States. Third-party payors in the United States often rely upon Medicare coverage policy and payment limitations in setting their own reimbursement policies. Our inability to promptly obtain coverage and profitable reimbursement rates from both government-funded and private payors for any approved products that we develop could have a material adverse effect on our operating results, our ability to raise capital needed to commercialize products and our overall financial condition.

Recently enacted and future legislation, including potentially unfavorable pricing regulations or other healthcare reform initiatives, may increase the difficulty and cost for us to obtain regulatory approval of and commercialize our product candidates and affect the prices we may obtain.

The regulations that govern, among other things, regulatory approvals, coverage, pricing and reimbursement for new drug products vary widely from country to country. In the United States and some foreign jurisdictions, there have been a number of legislative and regulatory changes and proposed changes regarding the healthcare system that could prevent or delay regulatory approval of our product candidates, restrict or regulate post-approval activities and affect our ability to successfully sell any product candidates for which we obtain regulatory approval. In particular, in March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, collectively, the Affordable Care Act, was enacted, which substantially changes the way health care is financed by both governmental and private insurers, and significantly impacts the U.S. pharmaceutical industry. The Affordable Care Act and its implementing regulations, among other things, addressed a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for certain drugs and biologics, including our product candidates, that are inhaled, infused, instilled, implanted or injected, increased the minimum Medicaid rebates owed by manufacturers under the Medicaid Drug Rebate Program, extended the Medicaid Drug Rebate Program to utilization of prescriptions of individuals enrolled in Medicaid managed care organizations, subjected manufacturers to new annual fees and taxes for certain branded prescription drugs, provided incentives to programs that increase the federal government’s comparative effectiveness research and established a new Medicare Part D coverage gap discount program, in which manufacturers must agree to offer 50% point-of-sale discounts off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer’s outpatient drugs to be covered under Medicare Part D.

Some of the provisions of the Affordable Care Act have yet to be fully implemented, and there have been legal and political challenges to certain aspects of the Affordable Care Act. Since January 2017, President Trump has signed two executive orders and other directives designed to delay, circumvent, or loosen certain requirements mandated by the Affordable Care Act. Concurrently, Congress has considered legislation that would repeal or repeal and replace all or part of the Affordable Care Act. While Congress has not passed repeal legislation, the Tax Cuts and Jobs Act of 2017 includes a provision repealing, effective January 1, 2019, the tax-based shared responsibility payment imposed by the Affordable Care Act on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate”. Additionally, on January 22, 2018 President Trump signed a continuing resolution on appropriations for fiscal year 2018 that delayed the implementation of certain Affordable Care Act-mandated fees. Congress may consider other legislation to repeal or replace elements of the Affordable Care Act.

Other legislative changes have been proposed and adopted in the United States since the Affordable Care Act was enacted. In August 2011, the Budget Control Act of 2011, among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. This includes aggregate reductions of Medicare payments to providers of 2% per fiscal year, which went into effect in April 2013, and, due to subsequent legislative amendments to the statute, including the Bipartisan Budget Act of 2018, will remain in effect through 2027 unless additional Congressional action is taken. In January 2013, President Obama signed into law the American Taxpayer Relief Act of 2012, or the ATRA, which, among other things, further reduced Medicare payments to several providers, including hospitals and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.

Also, there has been heightened governmental scrutiny recently over pharmaceutical pricing practices in light of the rising cost of prescription drugs and biologics. Such scrutiny has resulted in several recent Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for pharmaceutical products, some of which are included in the Trump administration’s budget proposal for fiscal year 2019. At the federal level, Congress and the Trump administration have each indicated that it will continue to seek new legislative and/or administrative measures to control drug costs. At the state level, legislatures have become increasingly active in passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, have been designed to encourage importation from other countries and bulk purchasing.

There have been, and likely will continue to be, legislative and regulatory proposals at the foreign, federal and state levels directed at broadening the availability of healthcare and containing or lowering the cost of healthcare. We cannot predict the initiatives that may be adopted in the future. The continuing efforts of the government, insurance companies, managed care organizations and other payors of healthcare services to contain or reduce costs of healthcare and/or impose price controls may adversely affect:

•	the demand for our product candidates, if we obtain regulatory approval;
•	our ability to set a price that we believe is fair for our products;
•	our ability to generate revenue and achieve or maintain profitability;
•	the level of taxes that we are required to pay; and
•	the availability of capital.

Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payors, which may adversely affect our future profitability.

Legislative and regulatory proposals have been made to expand post-approval requirements and restrict sales and promotional activities for pharmaceutical products. We cannot be sure whether additional legislative changes will be enacted, or whether the FDA regulations, guidance or interpretations will be changed, or what the impact of such changes on the regulatory approvals of our product candidates, if any, may be.

In the United States, the European Union and other potentially significant markets for our product candidates, government authorities and third-party payors are increasingly attempting to limit or regulate the price of medical products and services, particularly for new and innovative products and therapies, which has resulted in lower average selling prices. For example, in the United States, there have been several recent Congressional inquiries and proposed bills designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs. Furthermore, the increased emphasis on managed healthcare in the United States and on country and regional pricing and reimbursement controls in the European Union will put additional pressure on product pricing, reimbursement and usage, which may adversely affect our future product sales and results of operations. These pressures can arise from rules and practices of managed care groups, judicial decisions and governmental laws and regulations related to Medicare, Medicaid and healthcare reform, pharmaceutical reimbursement policies and pricing in general.

Price controls may be imposed in foreign markets, which may adversely affect our future profitability.

In some countries, particularly member states of the European Union, the pricing of prescription drugs is subject to governmental control. In these countries, pricing negotiations with governmental authorities can take considerable time after receipt of regulatory approval for a product. In addition, there can be considerable pressure by governments and other stakeholders on prices and reimbursement levels, including as part of cost containment measures. Political, economic and regulatory developments may further complicate pricing negotiations, and pricing negotiations may continue after reimbursement has been obtained. Reference pricing used by various European Union member states and parallel distribution, or arbitrage between low-priced and high-priced member states, can further reduce prices. In some countries, we, or our collaborators, may be required to conduct a clinical trial or other studies that compare the cost-effectiveness of our product candidates to other available therapies in order to obtain or maintain reimbursement or pricing approval. Publication of discounts by third-party payors or authorities may lead to further pressure on the prices or reimbursement levels within the country of publication and other countries. If reimbursement of our products is unavailable or limited in scope or amount, or if pricing is set at unsatisfactory levels, our business could be adversely affected.

Even if we complete the necessary preclinical and clinical studies, we cannot predict when or if we will obtain regulatory approval to commercialize a product candidate or the approval may be for a more narrow indication than we expect.

We cannot commercialize a product until the appropriate regulatory authorities have reviewed and approved the product candidate. Even if our product candidates demonstrate safety and efficacy in clinical studies, the regulatory agencies may not complete their review processes in a timely manner, or we may not be able to obtain regulatory approval. Additional delays may result if an FDA Advisory Committee or other regulatory advisory group or authority recommends non-approval or restrictions on approval. In addition, we may experience delays or rejections based upon additional government regulation from future legislation or administrative action, or changes in regulatory agency policy during the period of product development, clinical studies and the review process. Regulatory agencies also may approve a treatment candidate for fewer or more limited indications than requested or may grant approval subject to the performance of post-marketing studies. In addition, regulatory agencies may not approve the labeling claims that are necessary or desirable for the successful commercialization of our treatment candidates. For example, the development of certain product candidates for pediatric use is an important part of our current business strategy, and if we are unable to obtain regulatory approval for the desired age ranges, our business may suffer.

Even if we obtain regulatory approval for a product candidate, our products will remain subject to regulatory scrutiny.

Even if we obtain regulatory approval in a jurisdiction, the regulatory authority may still impose significant restrictions on the indicated uses or marketing of our product candidates, or impose ongoing requirements for potentially costly post-approval studies, post-market surveillance or patient or drug restrictions. For example, the FDA typically advises that patients treated with gene therapy undergo follow-up observations for potential adverse events for a 15-year period. Additionally, the holder of an approved BLA is obligated to monitor and report adverse events and any failure of a product to meet the specifications in the BLA. The holder of an approved BLA must also submit new or supplemental applications and obtain FDA approval for certain changes to the approved product, product labeling or manufacturing process. Advertising and promotional materials must comply with FDA rules and are subject to FDA review, in addition to other potentially applicable federal and state laws.

In addition, product manufacturers and their facilities are subject to payment of user fees and continual review and periodic inspections by the FDA and other regulatory authorities for compliance with good manufacturing practices, or GMP, and adherence to commitments made in the BLA. If we or a regulatory agency discovers previously unknown problems with a product such as adverse events of unanticipated severity or frequency, or problems with the facility where the product is manufactured, a regulatory agency may impose restrictions relative to that product or the manufacturing facility, including requiring recall or withdrawal of the product from the market or suspension of manufacturing.

If we fail to comply with applicable regulatory requirements following approval of any of our product candidates, a regulatory agency may:

•	issue a warning letter asserting that we are in violation of the law;
•	seek an injunction or impose civil or criminal penalties or monetary fines;
•	suspend or withdraw regulatory approval;
•	suspend any ongoing clinical studies;
•	refuse to approve a pending marketing application, such as a BLA or supplements to a BLA submitted by us;
•	seize product; or
•	refuse to allow us to enter into supply contracts, including government contracts.

Any government investigation of alleged violations of law could require us to expend significant time and resources in response and could generate negative publicity. The occurrence of any event or penalty described above may inhibit our ability to commercialize our product candidates and generate revenues.

Failure to obtain regulatory approval in international jurisdictions would prevent our product candidates from being marketed abroad.

In addition to regulations in the United States, to market and sell our products in the European Union, many Asian countries and other jurisdictions, we must obtain separate regulatory approvals and comply with numerous and varying regulatory requirements. The approval procedure varies among countries and can involve additional testing. The time required to obtain approval may differ substantially from that required to obtain FDA approval. The regulatory approval process outside the United States generally includes all of the risks associated with obtaining FDA approval. Clinical trials accepted in one country may not be accepted by regulatory authorities in other countries. In addition, many countries outside the United States require that a product be approved for reimbursement before it can be approved for sale in that country. A product candidate that has been approved for sale in a particular country may not receive reimbursement approval in that country. We may not be able to obtain approvals from regulatory authorities outside the United States on a timely basis, if at all. Approval by the FDA does not ensure approval by regulatory authorities in other countries or jurisdictions, and approval by one regulatory authority outside the United States does not ensure approval by regulatory authorities in other countries or jurisdictions or by the FDA. We may not be able to file for regulatory approvals and may not receive necessary approvals to commercialize our products in any market. If we are unable to obtain approval of any of our product candidates by regulatory authorities in the European Union, Asia or elsewhere, the commercial prospects of that product candidate may be significantly diminished, our business prospects could decline and this could materially adversely affect our business, results of operations and financial condition.

Our relationships with customers and third-party payors will be subject to applicable anti-kickback, fraud and abuse and other healthcare laws and regulations, which could expose us to criminal sanctions, civil penalties, contractual damages, reputational harm and diminished profits and future earnings.

Healthcare providers, physicians and third-party payors will play a primary role in the recommendation and prescription of any product candidates for which we obtain regulatory approval. Our current and future arrangements with healthcare providers, third-party payors and customers may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we would market, sell and distribute our products. As a pharmaceutical company, even though we do not and will not control referrals of healthcare services or bill directly to Medicare, Medicaid or other third-party payors, federal and state healthcare laws and regulations pertaining to fraud and abuse and patients’ rights are and will be applicable to our business. Restrictions under applicable federal and state healthcare laws and regulations that may affect our ability to operate include the following:

•

the federal healthcare Anti-Kickback Statute will constrain our marketing practices, educational programs, pricing policies, and relationships with healthcare providers or other entities, by prohibiting, among other things, persons from knowingly and willfully soliciting, offering, receiving or providing remuneration, directly or indirectly, overtly or covertly, in cash or in kind, to induce or reward, or in return for, either the referral of an individual for, or the purchase, order or recommendation of, any good or service, for which payment may be made under a federal healthcare program such as Medicare and Medicaid;

•

federal civil and criminal false claims laws and civil monetary penalty laws impose criminal and civil penalties, including through civil whistleblower or qui tam actions, against individuals or entities for knowingly presenting, or causing to be presented, to the federal government, including the Medicare and Medicaid programs, claims for payment or approval that are false or fraudulent or making a false statement to avoid, decrease or conceal an obligation to pay money to the federal government;

•

the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, imposes criminal and civil liability for executing a scheme to defraud any healthcare benefit program and also created federal criminal laws that prohibit knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false statements in connection with the delivery of or payment for healthcare benefits, items or services;

•

HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, or HITECH, also imposes obligations, including mandatory contractual terms, with respect to safeguarding the privacy, security and transmission of individually identifiable health information held by certain healthcare providers, health plans and healthcare clearinghouses and their business associates;

•

the federal Physician Payments Sunshine Act created under the Affordable Care Act requires certain manufacturers of drugs, devices, biologics and medical supplies to report annually to the Centers for Medicare & Medicaid Services, or

CMS, information related to payments and other transfers of value to physicians, other healthcare providers, and teaching hospitals, and ownership and investment interests held by physicians and other healthcare providers and their immediate family members and applicable group purchasing organizations;

•

analogous state and foreign laws and regulations, such as state anti-kickback and false claims laws, may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third-party payors, including private insurers; some state laws require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government and may require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures; and

•

state and foreign laws govern the privacy and security of health information in specified circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.

Efforts to ensure that our business arrangements with third parties will comply with applicable healthcare laws and regulations will involve substantial costs. It is possible that governmental authorities will conclude that our business practices may not comply with current or future statutes, regulations or case law involving applicable fraud and abuse or other healthcare laws and regulations. If our operations are found to be in violation of any of these laws or any other governmental regulations that may apply to us, we may be subject to significant civil, criminal and administrative penalties, damages, fines, personal imprisonment, exclusion from government funded healthcare programs, such as Medicare and Medicaid, additional reporting requirements and oversight if become subject to a corporate integrity agreement or similar agreement to resolve allegations of non-compliance with these laws, and the curtailment or restructuring of our operations. If any physicians or other healthcare providers or entities with whom we expect to do business are found to not be in compliance with applicable laws, they may be subject to criminal, civil or administrative sanctions, including exclusions from government funded healthcare programs.

Our employees may engage in misconduct or other improper activities, including noncompliance with regulatory standards and requirements, which could cause significant liability for us and harm our reputation.

We are exposed to the risk of employee fraud or other misconduct, including intentional failures to comply with FDA regulations or similar regulations of comparable foreign regulatory authorities, provide accurate information to the FDA or comparable foreign regulatory authorities, comply with manufacturing standards we have established, comply with federal and state healthcare fraud and abuse laws and regulations and similar laws and regulations established and enforced by comparable foreign regulatory authorities, report financial information or data accurately or disclose unauthorized activities to us. Employee misconduct could also involve the improper use of information obtained in the course of clinical trials, which could result in regulatory sanctions and serious harm to our reputation. It is not always possible to identify and deter employee misconduct, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to be in compliance with such laws or regulations. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business and results of operations, including the imposition of significant fines or other sanctions.

Product liability lawsuits against us could cause us to incur substantial liabilities and to limit commercialization of any products that we may develop.

We face an inherent risk of product liability exposure related to the testing of our product candidates in human clinical trials and will face an even greater risk if we commercially sell any products that we may develop. Product liability claims may be brought against us by subjects enrolled in our clinical trials, patients, healthcare providers or others using, administering or selling our products. If we cannot successfully defend ourselves against claims that our product candidates or products caused injuries, we could incur substantial liabilities. Regardless of merit or eventual outcome, liability claims may result in:

•	decreased demand for any product candidates or products that we may develop;
•	termination of clinical trial sites or entire trial programs;
•	injury to our reputation and significant negative media attention;
•	withdrawal of clinical trial participants;
•	significant costs to defend the related litigation;
•	substantial monetary awards to trial subjects or patients;
•	loss of revenue;

•	diversion of management and scientific resources from our business operations; and
•	the inability to commercialize any products that we may develop.

We currently hold product liability insurance coverage at a level that we believe is customary for similarly situated companies and adequate to provide us with insurance coverage for foreseeable risks, but which may not be adequate to cover all liabilities that we may incur. Insurance coverage is increasingly expensive. We may not be able to maintain insurance coverage at a reasonable cost or in an amount adequate to satisfy any liability that may arise. We intend to expand our insurance coverage for products to include the sale of commercial products if we obtain regulatory approval for our product candidates in development, but we may be unable to obtain commercially reasonable product liability insurance for any products that receive regulatory approval. Large judgments have been awarded in class action lawsuits based on drugs that had unanticipated side effects. A successful product liability claim or series of claims brought against us, particularly if judgments exceed our insurance coverage, could decrease our cash and adversely affect our business.

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

All manufacturers of our product candidates must comply with cGMP requirements enforced by the FDA through its facilities inspection program. These requirements include, among other things, quality control, quality assurance and the maintenance of records and documentation. Manufacturers of our product candidates may be unable to comply with these cGMP requirements and with other FDA, state and foreign regulatory requirements. The FDA or similar foreign regulatory agencies may also implement new standards at any time, or change their interpretation and enforcement of existing standards for manufacture, packaging or testing of products. We have limited control over our manufacturers’ compliance with these regulations and standards. Failure to comply with these requirements may result in fines and civil penalties, suspension of production, suspension or delay in product approval, product seizure or recall or withdrawal of product approval. If the safety of any product supplied is compromised due to our manufacturers’ failure to adhere to applicable laws or for other reasons, we may not be able to obtain regulatory approval for or successfully commercialize our products and we may be held liable for any injuries sustained as a result. Any of these factors could cause a delay of clinical studies, regulatory submissions, approvals or commercialization of our product candidates, entail higher costs or impair our reputation.

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

There are risks associated with manufacturing for clinical and commercial use. Manufacturing biological components at the appropriate scale and quality is complex and difficult.

There are risks associated with manufacturing our products including, among others, GMP compliance, cost overruns, technical problems with process scale-up, process reproducibility, stability issues, lot consistency and timely availability of raw materials. Even if efficacy and safety data from our clinical trials would otherwise support regulatory approval for a product candidate, there is no assurance that we or any third-party manufacturer will be able to manufacture our product candidates to specifications at levels necessary to support or maintain commercial approval by the FDA or other regulatory authorities. In addition, we may not be able to manufacture our product candidates in sufficient quantities to meet the requirements for a potential launch or to meet potential future demand. If we or our third-party manufacturers are unable to produce sufficient quantities of the approved product for commercialization, either on a timely basis or at all, our commercialization efforts would be impaired, which would have a material adverse effect on our business, financial condition, results of operations and growth prospects.

We face uncertainties and risks associated with the manufacture of our pipeline product candidates. Our product candidates are biologics and their manufacture involves complex processes, including the development of cell lines or cell systems to produce the biologic, with the challenge of significant variability. Further, there are difficulties in growing large quantities of such cells and harvesting and purifying the biologic produced by them. The cost to manufacture biologics is generally far higher than traditional small molecule chemical compounds, and the manufacturing process can be difficult to reproduce. There is no guarantee we will be successful in establishing a larger-scale commercial manufacturing process for our pipeline product candidates or obtaining the needed manufacturing capacity. Due to the high cost to manufacture, inherent uncertainty related to manufacturing costs, and uncertainty in our patient population, there is risk that some of our product candidates may not be commercially viable.

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

If we are unable to establish sales and marketing capabilities or enter into agreements with third parties to market and sell our product candidates, we may be unable to generate any revenue.

We do not currently have an organization for the sale, marketing and distribution of pharmaceutical products and the cost of establishing and maintaining such an organization may exceed the cost-effectiveness of doing so. In order to market any products that may be approved by the FDA and comparable foreign regulatory authorities, we must build our sales, marketing, managerial and other non-technical capabilities or make arrangements with third parties to perform these services. There are significant risks involved in building and managing a sales organization, including our ability to hire, retain and incentivize qualified individuals, generate sufficient sales leads, provide adequate training to sales and marketing personnel and effectively manage a geographically dispersed sales and marketing team. Any failure or delay in the development of our internal sales, marketing and distribution capabilities would adversely impact the commercialization of these products. If we are unable to establish adequate sales, marketing and distribution capabilities, whether independently or with third parties, we may not be able to generate product revenues and may not become profitable. We will be competing with many companies that currently have extensive and well-funded sales and marketing operations. Without an internal commercial organization or the support of a third party to perform sales and marketing functions, we may be unable to compete successfully against these more established companies. If we are not successful in commercializing our current or future product candidates either on our own or through collaborations with one or more third parties, our future product revenue will suffer and we would incur significant additional losses.

We will need to grow the size of our organization, and we may experience difficulties in managing this growth.

As of February 15, 2018, we had 182 full-time employees. We need to grow the size of our organization in order to support our continued development and potential commercialization of our product candidates. In particular, we will need to add substantial numbers of additional personnel and other resources to support our development and potential commercialization of our product candidates. As our development and commercialization plans and strategies continue to develop, or as a result of any future acquisitions, our need for additional managerial, operational, manufacturing, sales, marketing, financial and other resources will increase. Our management, personnel and systems currently in place may not be adequate to support this future growth. Future growth would impose significant added responsibilities on members of management, including:

•	managing our preclinical studies and clinical trials effectively;
•	identifying, recruiting, maintaining, motivating and integrating additional employees;
•	managing our internal development efforts effectively while complying with our contractual obligations to licensors, licensees, contractors and other third parties;
•	improving our managerial, development, operational, information technology, and finance systems; and
•	expanding our facilities.

As our operations expand, we will also need to manage additional relationships with various strategic partners, suppliers and other third parties. Our future financial performance and our ability to commercialize our product candidates and to compete effectively will depend, in part, on our ability to manage any future growth effectively. To that end, we must be able to manage our development efforts and preclinical studies and clinical trials effectively and hire, train and integrate additional management, research and development, manufacturing, administrative and sales and marketing personnel. Our failure to accomplish any of these tasks could prevent us from successfully growing our company

Risks Relating to our Industry

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

Any products that we or our collaborators or strategic partners develop by using our ZFP technology platform will enter into highly competitive markets. Even if we are able to generate products that are safe and effective for their intended use, competing technologies may prove to be more effective or less expensive, which, to the extent these competing technologies achieve market acceptance, will limit our revenue opportunities. In some cases, competing technologies have proven to be effective and less expensive. Competing technologies may include other methods of regulating gene expression or modifying genes. ZFNs and ZFP TFs have broad application in the life sciences industry and compete with a broad array of new technologies and approaches being applied to genetic research by many companies. Competing proprietary technologies with our product development focus include but are not limited to:

•	For genome editing and gene therapy products:
•	recombinant proteins;
•	other gene therapy/cDNAs;
•	antisense;
•	siRNA and microRNA approaches, exon skipping;
•	small molecule drugs;
•	monoclonal antibodies;
•	CRISPR/Cas technology; and
•	TALE proteins, meganucleases, and MegaTALs.
•	Our Non-Therapeutic Applications compete against similar technologies:

In addition to possessing competing technologies, our competitors include pharmaceutical and biotechnology companies with:

•	substantially greater capital resources than ours;
•	larger research and development staffs and facilities than ours; and
•	greater experience in product development and in obtaining regulatory approvals and patent protection.

These organizations also compete with us to:

•	attract qualified personnel;
•	attract parties for acquisitions, joint ventures or other collaborations; and
•	license the proprietary technologies of academic and research institutions that are competitive with our technology, which may preclude us from pursuing similar opportunities.

Accordingly, our competitors may succeed in obtaining patent protection or commercializing products before us. In addition, any products that we develop may compete with existing products or services that are well established in the marketplace.

Our product candidates are based on a novel technology, which makes it difficult to predict the timing and costs of development and of subsequently obtaining regulatory approval.

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

In addition, adverse developments in clinical trials of gene therapy products conducted by others may cause the FDA or other oversight bodies to change the requirements for approval of our product candidates.  FDA only recently approved the first vector-based gene therapy, LUCTURNA, and only two gene therapy products, uniQure N.V.’s Glybera and GlaxoSmithKline’s Strimvelis, have received marketing authorization from the EMA. As a result, it is difficult to determine how long it will take or how much it will cost to obtain regulatory approvals for our product candidates.

Our gene therapy approach utilizes vectors derived from viruses, which may be perceived as unsafe or may result in unforeseen adverse events. Negative public opinion and increased regulatory scrutiny of gene therapy may damage public perception of the safety of our product candidates and adversely affect our ability to conduct our business or obtain regulatory approvals for our product candidates.

Gene therapy remains a novel technology, with only one vector-based gene therapy product approved for a genetic disease to date in the United States and only two gene therapy products for genetic diseases approved to date in the European Union. Public perception may be influenced by claims that gene therapy is unsafe, and gene therapy may not gain the acceptance of the public or the medical community. In particular, our success will depend upon physicians who specialize in the treatment of genetic diseases targeted by our product candidates, prescribing treatments that involve the use of our product candidates in lieu of, or in addition to, existing treatments with which they are familiar and for which greater clinical data may be available. More restrictive government regulations or negative public opinion would have an adverse effect on our business, financial condition, results of operations and prospects and may delay or impair the development and commercialization of our product candidates or demand for any products we may develop. For example, earlier gene therapy trials led to several well-publicized adverse events, including cases of leukemia and death seen in other trials using other vectors. Serious adverse events in our clinical trials, or other clinical trials involving gene therapy products or our competitors’ products, even if not ultimately attributable to the relevant product candidates, and the resulting publicity, could result in increased government regulation, unfavorable public perception, potential regulatory delays in the testing or approval of our product candidates, stricter labeling requirements for those product candidates that are approved and a decrease in demand for any such product candidates.

Laws or public sentiment may limit the production of genetically modified agricultural products, and these laws could reduce our partner’s ability to sell such products.

Genetically modified products are currently subject to public debate and heightened regulatory scrutiny, either of which could prevent or delay production of agricultural products. We have exclusive right to use our ZFP technology to modify the genomes or alter the nucleic acid or protein expression of plant cells, plants or plant cell cultures. The field-testing, production and marketing of genetically modified plants and plant products are subject to federal, state, local and foreign governmental regulation. Regulatory agencies administering existing or future regulations or legislation may not allow production and marketing of our genetically modified products in a timely manner or under technically or commercially feasible conditions. In addition, regulatory action or private litigation could result in expenses, delays or other impediments to our product development programs or the commercialization of resulting products.

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

Even if the regulatory approval for genetically modified products developed using our ZFP technology is obtained, our success will also depend on public acceptance of the use of genetically modified products including drugs, plants, and plant products. Claims that genetically modified products are unsafe for consumption or pose a danger to the environment may influence public attitudes. Our genetically modified products may not gain public acceptance. The subject of genetically modified organisms has received negative publicity in the United States and particularly in Europe, and such publicity has aroused public debate. The adverse publicity in Europe could lead to greater regulation and trade restrictions on imports of genetically altered products. Similar adverse public reaction or sentiment in the United States to genetic research and its resulting products could result in greater domestic regulation and could decrease the demand for our technology and products.

Risks Relating to our Finances

We have incurred significant operating losses since inception and anticipate that we will incur continued losses for the foreseeable future.

We have generated operating losses since we began operations in 1995. Our net losses for the years ended December 31, 2017, 2016 and 2015 were $54.6 million, $71.7 million and $40.7 million, respectively. The extent of our future losses and the timing of profitability are uncertain, and we expect to incur losses for the foreseeable future. We have been engaged in developing our ZFP technology since inception, which has and will continue to require significant research and development expenditures. To date, we have generated our funding from issuance of equity securities, revenues derived from collaboration agreements, other strategic partnerships in non-therapeutic applications of our technology, federal government research grants and grants awarded by research foundations. As of December 31, 2017, we had an accumulated deficit of $495.5 million. Since our initial public offering in 2000, we have generated an aggregate of approximately $418.6 million in gross proceeds from the sale of our equity securities. We expect to continue to incur additional operating losses for the next several years as we continue to advance our product candidates. If the time required to generate significant product revenues and achieve profitability is longer than we currently anticipate or if we are unable to generate liquidity through equity financing or other sources of funding, we may be forced to curtail or suspend our operations.

We may be unable to raise additional capital, which would harm our ability to develop our technology and products.

We have incurred significant operating losses and negative operating cash flows since inception and have not achieved profitability. We expect capital outlays and operating expenditures to increase over the next several years as we expand our infrastructure and research and product development activities. While we believe our financial resources will be adequate to sustain our current operations for at least the next twelve months, we will likely seek additional sources of capital through equity or debt financing. In addition, as we focus our efforts on proprietary human therapeutics, we will need to seek FDA approval of potential products, a process that could cost in excess of hundreds of millions of dollars per product. Furthermore, we may experience difficulties in accessing the capital market due to external factors beyond our control such as volatility in the equity markets for emerging biotechnology companies and general economic and market conditions both in the United States and abroad. We cannot be certain that we will be able to obtain financing on terms acceptable to us, or at all. Our failure to obtain adequate and timely funding will materially adversely affect our business and our ability to develop our technology and products candidates. Furthermore, any sales of additional equity securities may result in dilution to our stockholders and any debt financing may include business and financial covenants that restricts our operations.

We are at the development phase of operations and may not succeed or become profitable.

We began operations in 1995, are in the early phases of product development for the most advanced candidates in our therapeutics pipeline, and we have incurred significant losses since inception. To date, our revenues have been generated from collaboration agreements, other collaborations in non-therapeutic applications of our technology, federal government research grants and grants awarded by research foundations. Our focus on higher-value therapeutic product development and related collaboration requires us to incur substantial expenses associated with product development. In addition, the preclinical or clinical failure of any single product may have a significant effect on the actual or perceived value of our stock. Our business is subject to all of the risks inherent in the development of a new technology, which includes the need to:

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

The recently passed comprehensive tax reform bill could adversely affect our business and financial condition.

On December 22, 2017, President Trump signed into law new legislation that significantly revises the Internal Revenue Code of 1986, as amended (the Code). The newly enacted federal income tax law, among other things, contains significant changes to corporate taxation, including adoption of a flat 21% corporate tax rate, limitation of the tax deduction for interest expense to 30% of adjusted earnings (except for certain small businesses), limitation of the deduction of net operating losses generated in tax years beginning after December 31, 2017 to 80% of current year taxable income and elimination of carrybacks of such net operating losses, one time taxation of offshore earnings at reduced rates regardless of whether they are repatriated, current inclusion in U.S. federal taxable income of certain earnings of controlled foreign corporations, immediate deductions for certain new investments instead of deductions for depreciation expense over time, and modifying or repealing many business deductions and credits (including reducing the business tax credit for certain clinical testing expenses incurred in the testing of certain drugs for rare diseases or conditions generally referred to as “orphan drugs”). Notwithstanding the reduction in the corporate income tax rate, the overall impact of the new federal tax law is uncertain, and our business and financial condition could be adversely affected. In addition, it is uncertain if and to what extent various states will conform to the newly enacted federal tax law. The impact of this tax reform on holders of our common stock is also uncertain and could be adverse. Investors should consult with their legal and tax advisors with respect to this legislation and the potential tax consequences of investing in or holding our common stock.

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

Some of our collaborators or strategic partners could also become our competitors in the future. Our collaborators or strategic partners could develop or invest in competing products, preclude us from entering into collaborations with their competitors, fail to obtain timely regulatory approvals, terminate their agreements with us prematurely, or fail to devote sufficient resources to the development and commercialization of products. Any of these developments could harm our product development efforts.

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

For example, under our agreements with Kite, Pfizer and Bioverativ, they have control and broad discretion over all or certain aspects of the clinical development and commercialization of any product developed under the agreement, and we will have little, if any, influence on how these programs will be conducted. Our lack of control over the clinical development in such agreements could cause delays or other difficulties in the development and commercialization of our product candidates, which may prevent us from completing the intended IND filings in a timely fashion and receiving any milestone, royalty payments and other benefits under the agreement. In addition, under their respective agreements, our third-party collaborators have certain rights to terminate the agreements by providing us with advance notices, therefore, the actual milestone payments that we may receive under these agreements may be lower than the full amounts stated above.

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

If the licensed products under our non-therapeutic license agreements are not successfully commercialized, or our third-party licensees terminate our agreements, our ability to generate revenue under these license agreements may be limited.

We have a number of collaboration agreements with third parties whereby we licensed our ZFP technologies to develop products in non- therapeutic fields, such as laboratory research reagents, protein pharmaceuticals, and, transgenic animals, as well as plant agriculture

We cannot be certain that we or our collaboration partners will succeed in the development of commercially viable products in these non-therapeutic fields of use, and there is no guarantee that we or our collaboration partners will achieve the milestones set forth in the respective license agreements. To the extent we or our collaboration partners do not succeed in developing and commercializing products or if we or our collaboration partners fail to achieve such milestones, our revenues and benefits under the license agreements will be limited. In the event our third party licensees decide to terminate the license agreements, our ability to generate revenue under such license agreements will cease.

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

As disclosed herein, we are a party to various license agreements that give us rights under specified patents and patent applications. Our current licenses, as our future licenses frequently will, contain performance obligations. If we fail to meet those obligations, the licenses could be terminated. If we are unable to continue to license these technologies on commercially reasonable terms, or at all, we may be forced to delay or terminate aspects of our product development and research activities.

With respect to our present and any future sublicenses, because our rights derive from those granted to our sublicensor, we are subject to the risk that our sublicensor may fail to perform its obligations under the master license or fail to inform us of useful improvements in, or additions to, the underlying intellectual property owned by the original licensor.

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

If we are unable to obtain or protect intellectual property rights related to our product candidates, we may not be able to compete effectively in our markets.

We rely upon a combination of patents, trade secret protection and confidentiality agreements to protect the intellectual property related to our product candidates. The strength of patents in the biotechnology and pharmaceutical field involves complex legal and scientific questions and can be uncertain. The patent applications that we own or in-license may fail to result in issued patents with claims that cover our product candidates in the United States or in other foreign countries. There is no assurance that all of the potentially relevant prior art relating to our patents and patent applications has been found, which can invalidate a patent or prevent a patent from issuing from a pending patent application. Even if patents do successfully issue and even if such patents cover our product candidates, third parties may challenge their validity, enforceability or scope, which may result in such patents being narrowed or invalidated. Furthermore, even if they are unchallenged, our patents and patent applications may not adequately protect our intellectual property, provide exclusivity for our product candidates or prevent others from designing around our claims. Any of these outcomes could impair our ability to prevent competition from third parties, which may have an adverse impact on our business.

If the patent applications we hold or have in-licensed with respect to our programs or product candidates fail to issue, if their breadth or strength of protection is threatened, or if they fail to provide meaningful exclusivity for our product candidates, it could dissuade companies from collaborating with us to develop product candidates, and threaten our ability to commercialize, future products. Several patent applications covering our product candidates have been filed recently. We cannot offer any assurances about which, if any, patents will issue, the breadth of any such patent or whether any issued patents will be found invalid and unenforceable or will be threatened by third parties. Any successful opposition to these patents or any other patents owned by or licensed to us could deprive us of rights necessary for the successful commercialization of any product candidates that we may develop. Further, if we encounter delays in regulatory approvals, the period of time during which we could market a product candidate under patent protection could be reduced. Since patent applications in the United States and most other countries are confidential for a period of time after filing, and some remain so until issued, we cannot be certain that we were the first to file any patent application related to a product candidate. Furthermore, if third parties have filed such patent applications, an interference proceeding in the United States can be initiated by a third party to determine who was the first to invent any of the subject matter covered by the patent claims of our applications. In addition, patents have a limited lifespan. In the United States, the natural expiration of a patent is generally 20 years after it is filed. Various extensions may be available however the life of a patent, and the protection it affords, is limited. Even if patents covering our product candidates are obtained, once the patent life has expired for a product, we may be open to competition from generic medications.

In addition to the protection afforded by patents, we rely on trade secret protection and confidentiality agreements to protect proprietary know-how that is not patentable or that we elect not to patent, processes for which patents are difficult to enforce and any other elements of our product candidate discovery and development processes that involve proprietary know-how, information or technology that is not covered by patents. However, trade secrets can be difficult to protect. We seek to protect our proprietary technology and processes, in part, by entering into confidentiality agreements with our employees, consultants, scientific advisors and contractors. We also seek to preserve the integrity and confidentiality of our data and trade secrets by maintaining physical security of our premises and physical and electronic security of our information technology systems. While we have confidence in these individuals, organizations and systems, agreements or security measures may be breached, and we may not have adequate remedies for any breach. In addition, our trade secrets may otherwise become known or be independently discovered by competitors.

Although we expect all of our employees and consultants to assign their inventions to us, and all of our employees, consultants, advisors and any third parties who have access to our proprietary know-how, information or technology to enter into confidentiality agreements, we cannot provide any assurances that all such agreements have been duly executed or that our trade secrets and other confidential proprietary information will not be disclosed or that competitors will not otherwise gain access to our trade secrets or independently develop substantially equivalent information and techniques. Misappropriation or unauthorized disclosure of our trade secrets could impair our competitive position and may have a material adverse effect on our business. Additionally, if the steps taken to maintain our trade secrets are deemed inadequate, we may have insufficient recourse against third parties for misappropriating the trade secret. In addition, others may independently discover our trade secrets and proprietary information. For example, the FDA, as part of its Transparency Initiative, is currently considering whether to make additional information publicly available on a routine basis, including information that we may consider to be trade secrets or other proprietary information, and it is not clear at the present time how the FDA’s disclosure policies may change in the future, if at all.

Further, the laws of some foreign countries do not protect proprietary rights to the same extent or in the same manner as the laws of the United States. As a result, we may encounter significant problems in protecting and defending our intellectual property both in the United States and abroad. If we are unable to prevent material disclosure of the non-patented intellectual property related to our technologies to third parties, and there is no guarantee that we will have any such enforceable trade secret protection, we may not be able to establish or maintain a competitive advantage in our market, which could materially adversely affect our business, results of operations and financial condition.

Third-party claims of intellectual property infringement may prevent or delay our development and commercialization efforts.

Our commercial success depends in part on our avoiding infringement of the patents and proprietary rights of third parties. There is a substantial amount of litigation, both within and outside the United States, involving patent and other intellectual property rights in the biotechnology and pharmaceutical industries, including patent infringement lawsuits, interferences, oppositions, ex parte reexaminations, post-grant review, and inter partes review proceedings before the U.S. Patent and Trademark Office, or U.S. PTO, and corresponding foreign patent offices. Numerous U.S. and foreign issued patents and pending patent applications, which are owned by third parties, exist in the fields in which we are pursuing development candidates. As the biotechnology and pharmaceutical industries expand and more patents are issued, the risk increases that our product candidates may be subject to claims of infringement of the patent rights of third parties.

Third parties may assert that we are employing their proprietary technology without authorization. There may be third-party patents or patent applications with claims to materials, formulations, methods of manufacture or methods for treatment related to the use or manufacture of our product candidates. Because patent applications can take many years to issue, there may be currently pending patent applications which may later result in issued patents that our product candidates may infringe. In addition, third parties may obtain patents in the future and claim that use of our technologies infringes upon these patents. If any third-party patents were held by a court of competent jurisdiction to cover the manufacturing process of any of our product candidates, any molecules formed during the manufacturing process or any final product itself, the holders of any such patents may be able to block our ability to commercialize such product candidate unless we obtained a license under the applicable patents, or until such patents expire. Similarly, if any third-party patents were held by a court of competent jurisdiction to cover aspects of our formulations, processes for manufacture or methods of use, including combination therapy, the holders of any such patents may be able to block our ability to develop and commercialize the applicable product candidate unless we obtained a license or until such patent expires. In either case, such a license may not be available on commercially reasonable terms or at all.

Parties making claims against us may obtain injunctive or other equitable relief, which could effectively block our ability to further develop and commercialize one or more of our product candidates. Defense of these claims, regardless of their merit, would involve substantial litigation expense and would be a substantial diversion of employee resources from our business. In the event of a successful claim of infringement against us, we may have to pay substantial damages, including treble damages and attorneys’ fees for willful infringement, pay royalties, redesign our infringing products or obtain one or more licenses from third parties, which may be impossible or require substantial time and monetary expenditure.

We may not be successful in obtaining or maintaining necessary rights to gene therapy product components and processes for our development pipeline through acquisitions and in-licenses.

Presently we have rights to the intellectual property, through licenses from third parties and under patents that we own, to develop our gene therapy product candidates. Because our programs may involve additional product candidates that may require the use of proprietary rights held by third parties, the growth of our business will likely depend in part on our ability to acquire, in-license or use these proprietary rights. In addition, our product candidates may require specific formulations to work effectively and efficiently and these rights may be held by others. We may be unable to acquire or in-license any compositions, methods of use, processes or other third-party intellectual property rights from third parties that we identify. The licensing and acquisition of third-party intellectual property rights is a competitive area, and a number of more established companies are also pursuing strategies to license or acquire third-party intellectual property rights that we may consider attractive. These established companies may have a competitive advantage over us due to their size, cash resources and greater clinical development and commercialization capabilities.

For example, we sometimes collaborate with U.S. and foreign academic institutions to accelerate our preclinical research or development under written agreements with these institutions. Typically, these institutions provide us with an option to negotiate a license to any of the institution’s rights in technology resulting from the collaboration. Regardless of such right of first negotiation for intellectual property, we may be unable to negotiate a license within the specified time frame or under terms that are acceptable to us. If we are unable to do so, the institution may offer the intellectual property rights to other parties, potentially blocking our ability to pursue our program.

In addition, companies that perceive us to be a competitor may be unwilling to assign or license rights to us. We also may be unable to license or acquire third-party intellectual property rights on terms that would allow us to make an appropriate return on our investment. If we are unable to successfully obtain rights to required third-party intellectual property rights, our business, financial condition and prospects for growth could suffer.

If we fail to comply with our obligations in the agreements under which we license intellectual property rights from third parties or otherwise experience disruptions to our business relationships with our licensors, we could lose license rights that are important to our business.

We are a party to a number of intellectual property license agreements that are important to our business and expect to enter into additional license agreements in the future. Our existing license agreements impose, and we expect that future license agreements will impose, various diligence, milestone, royalty and other obligations on us. If we fail to comply with our obligations under these agreements, or we are subject to a bankruptcy, the licensor may have the right to terminate the license, in which event we would not be able to market products covered by the license.

We may need to obtain licenses from third parties to advance our research or allow commercialization of our product candidates, and we have done so from time to time. We may fail to obtain any of these licenses at a reasonable cost or on reasonable terms, if at all. In that event, we may be required to expend significant time and resources to develop or license replacement technology. If we are unable to do so, we may be unable to develop or commercialize the affected product candidates, which could harm our business significantly. We cannot provide any assurances that third-party patents do not exist that might be enforced against our current product candidates or future products, resulting in either an injunction prohibiting our sales, or, with respect to our sales, an obligation on our part to pay royalties and/or other forms of compensation to third parties.

In many cases, patent prosecution of our licensed technology is controlled solely by the licensor. If our licensors fail to obtain and maintain patent or other protection for the proprietary intellectual property we license from them, we could lose our rights to the intellectual property or our exclusivity with respect to those rights, and our competitors could market competing products using the intellectual property. In certain cases, we control the prosecution of patents resulting from licensed technology. In the event we breach any of our obligations related to such prosecution, we may incur significant liability to our licensing partners. Licensing of intellectual property is of critical importance to our business and involves complex legal, business and scientific issues and is complicated by the rapid pace of scientific discovery in our industry. Disputes may arise regarding intellectual property subject to a licensing agreement, including:

•	the scope of rights granted under the license agreement and other interpretation-related issues;
•	the extent to which our technology and processes infringe on intellectual property of the licensor that is not subject to the licensing agreement;
•	the sublicensing of patent and other rights under our collaborative development relationships;
•	our diligence obligations under the license agreement and what activities satisfy those diligence obligations;
•	the ownership of inventions and know-how resulting from the joint creation or use of intellectual property by our licensors and us and our partners; and
•	the priority of invention of patented technology.

If disputes over intellectual property that we have licensed prevent or impair our ability to maintain our current licensing arrangements on acceptable terms, we may be unable to successfully develop and commercialize the affected product candidates.

We may be involved in lawsuits to protect or enforce our patents or the patents of our licensors, which could be expensive, time-consuming and unsuccessful.

Competitors may infringe our patents or the patents of our licensors. To counter infringement or unauthorized use, we may be required to file infringement claims, which can be expensive and time-consuming. In addition, in an infringement proceeding, a court may decide that a patent of ours or our licensors is not valid, is unenforceable and/or is not infringed, or may refuse to stop the other party from using the technology at issue on the grounds that our patents do not cover the technology in question. An adverse result in any litigation or defense proceedings could put one or more of our patents at risk of being invalidated or interpreted narrowly and could put our patent applications at risk of not issuing.

Interference proceedings provoked by third parties or brought by us may be necessary to determine the priority of inventions with respect to our patents or patent applications or those of our licensors. An unfavorable outcome could require us to cease using the related technology or to attempt to license rights to it from the prevailing party. Our business could be harmed if the prevailing party does not offer us a license on commercially reasonable terms. Our defense of litigation or interference proceedings may fail and, even if successful, may result in substantial costs and distract our management and other employees. We may not be able to prevent, alone or with our licensors, misappropriation of our intellectual property rights, particularly in countries where the laws may not protect those rights as fully as in the United States.

Furthermore, because of the substantial amount of discovery required in connection with intellectual property litigation, there is a risk that some of our confidential information could be compromised by disclosure during this type of litigation. There could also be public announcements of the results of hearings, motions or other interim proceedings or developments. If securities analysts or investors perceive these results to be negative, it could have a material adverse effect on the price of our common stock.

Patent reform legislation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents.

On September 16, 2011, the Leahy-Smith America Invents Act, or the Leahy-Smith Act, was signed into law. The Leahy-Smith Act includes a number of significant changes to U.S. patent law, including provisions that affect the way patent applications will be prosecuted and may also affect patent litigation. The U.S. PTO is currently developing regulations and procedures to govern administration of the Leahy-Smith Act, and many of the substantive changes to patent law associated with the Leahy-Smith Act, and in particular, the first to file provisions, were enacted March 16, 2013. However, it is not clear what, if any, impact the Leahy-Smith Act will have on the operation of our business. However, the Leahy-Smith Act and its implementation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents, all of which could have a material adverse effect on our business and financial condition.

We may be subject to claims that our employees, consultants or independent contractors have wrongfully used or disclosed confidential information of third parties or that our employees have wrongfully used or disclosed alleged trade secrets of their former employers.

We employ individuals who were previously employed at universities or other biotechnology or pharmaceutical companies, including our competitors or potential competitors. Although we try to ensure that our employees, consultants and independent contractors do not use the proprietary information or know-how of others in their work for us, we may be subject to claims that we or our employees, consultants or independent contractors have inadvertently or otherwise used or disclosed intellectual property, including trade secrets or other proprietary information, of any of our employee’s former employer or other third parties. Litigation may be necessary to defend against these claims. If we fail in defending any such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights or personnel, which could adversely impact our business. Even if we are successful in defending against such claims, litigation could result in substantial costs and be a distraction to management and other employees.

We may be subject to claims challenging the inventorship or ownership of our patents and other intellectual property.

We may also be subject to claims that former employees, collaborators or other third parties have an ownership interest in our patents or other intellectual property. Litigation may be necessary to defend against these and other claims challenging inventorship or ownership. If we fail in defending any such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights, such as exclusive ownership of, or right to use, valuable intellectual property. Such an outcome could have a material adverse effect on our business. Even if we are successful in defending against such claims, litigation could result in substantial costs and be a distraction to management and other employees.

Obtaining and maintaining our patent protection depends on compliance with various procedural, document submission, fee payment and other requirements imposed by governmental patent agencies, and our patent protection could be reduced or eliminated for non-compliance with these requirements.

Periodic maintenance fees, renewal fees, annuity fees and various other governmental fees on patents and/or applications will be due to be paid to the U.S. PTO and various governmental patent agencies outside of the United States in several stages over the lifetime of the patents and/or applications. We have systems in place to remind us to pay these fees, and we employ an outside firm and rely on our outside counsel to pay these fees due to non-U.S. patent agencies. The U.S. PTO and various non-U.S. governmental patent agencies require compliance with a number of procedural, documentary, fee payment and other similar provisions during the patent application process. We employ professionals to help us comply, and in many cases, an inadvertent lapse can be cured by payment of a late fee or by other means in accordance with the applicable rules. However, there are situations in which non-compliance can result in abandonment or lapse of the patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction. In such an event, our competitors might be able to enter the market and this circumstance would have a material adverse effect on our business.

Issued patents covering our product candidates could be found invalid or unenforceable if challenged in court.

If we or one of our licensing partners initiated legal proceedings against a third party to enforce a patent covering one of our product candidates, the defendant could counterclaim that the patent covering our product candidate is invalid and/or unenforceable.

In patent litigation in the United States, defendant counterclaims alleging invalidity and/or unenforceability are commonplace. Grounds for a validity challenge could be an alleged failure to meet any of several statutory requirements, including patent eligible subject matter, lack of novelty, obviousness or non-enablement. Grounds for an unenforceability assertion could be an allegation that someone connected with prosecution of the patent withheld relevant information from the U.S. PTO, or made a misleading statement, during prosecution. Third parties may also raise similar claims before administrative bodies in the United States or abroad, even outside the context of litigation. Such mechanisms include re-examination, post grant review, and equivalent proceedings in foreign jurisdictions (e.g., opposition proceedings). Such proceedings could result in revocation or amendment to our patents in such a way that they no longer cover our product candidates. The outcome following legal assertions of invalidity and unenforceability is unpredictable. With respect to the validity question, for example, we cannot be certain that there is no invalidating prior art, of which we and the patent examiner were unaware during prosecution. If a defendant were to prevail on a legal assertion of invalidity and/or unenforceability, we would lose at least part, and perhaps all, of the patent protection on our product candidates. Such a loss of patent protection would have a material adverse impact on our business.

Changes in U.S. patent law could diminish the value of patents in general, thereby impairing our ability to protect our products.

As is the case with other biotechnology companies, our success is heavily dependent on intellectual property, particularly patents. Obtaining and enforcing patents in the biotechnology industry involve both technological and legal complexity, and is therefore obtaining and enforcing biotechnology patents is costly, time-consuming and inherently uncertain. In addition, the United States has recently enacted and is currently implementing wide-ranging patent reform legislation. Recent U.S. Supreme Court rulings have narrowed the scope of patent protection available in certain circumstances and weakened the rights of patent owners in certain situations. In addition to increasing uncertainty with regard to our ability to obtain patents in the future, this combination of events has created uncertainty with respect to the value of patents, once obtained. Depending on decisions by the U.S. Congress, the federal courts, and the U.S. PTO, the laws and regulations governing patents could change in unpredictable ways that would weaken our ability to obtain new patents or to enforce our existing patents and patents that we might obtain in the future.

We may not be able to protect our intellectual property rights throughout the world.

Filing, prosecuting and defending patents on product candidates in all countries throughout the world would be prohibitively expensive, and our intellectual property rights in some countries outside the United States can be less extensive than those in the United States. In addition, the laws of some foreign countries do not protect intellectual property rights to the same extent as federal and state laws in the United States. Consequently, we may not be able to prevent third parties from practicing our inventions in all countries outside the United States, or from selling or importing products made using our inventions in and into the United States or other jurisdictions. Competitors may use our technologies in jurisdictions where we have not obtained patent protection to develop their own products and further, may export otherwise infringing products to territories where we have patent protection, but enforcement is not as strong as that in the United States. These products may compete with our products and our patents or other intellectual property rights may not be effective or sufficient to prevent them from competing.

Many companies have encountered significant problems in protecting and defending intellectual property rights in foreign jurisdictions. The legal systems of certain countries, particularly certain developing countries, do not favor the enforcement of patents, trade secrets and other intellectual property protection, particularly those relating to biotechnology products, which could make it difficult for us to stop the infringement of our patents or marketing of competing products in violation of our proprietary rights generally. Proceedings to enforce our patent rights in foreign jurisdictions could result in substantial costs and divert our efforts and attention from other aspects of our business, could put our patents at risk of being invalidated or interpreted narrowly and our patent applications at risk of not issuing and could provoke third parties to assert claims against us. We may not prevail in any lawsuits that we initiate and the damages or other remedies awarded, if any, may not be commercially meaningful. Accordingly, our efforts to enforce our intellectual property rights around the world may be inadequate to obtain a significant commercial advantage from the intellectual property that we develop or license.

Risks Relating to our Business Operations

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

Third parties on which we rely and we may be adversely affected by natural disasters and our business continuity and disaster recovery plans may not adequately protect us from a serious disaster.

Natural disasters could severely disrupt our operations and have a material adverse effect on our business, financial condition, results of operations and prospects. If a natural disaster, power outage or other event occurred that prevented us from using all or a significant portion of our headquarters, that damaged critical infrastructure or that otherwise disrupted operations, it may be difficult or, in certain cases, impossible for us to continue our business for a substantial period of time. The disaster recovery and business continuity plans we have in place currently are limited and may not prove adequate in the event of a serious disaster or similar event. We may incur substantial expenses as a result of the limited nature of our disaster recovery and business continuity plans, which could have a material adverse effect on our business, financial condition, results of operations and prospects.

Our internal computer systems, or those of our collaborators or other contractors or consultants, may fail or suffer security breaches, which could result in a material disruption of our product development programs.

Our internal computer systems and those of our current and any future collaborators and other contractors or consultants are vulnerable to damage from computer viruses, unauthorized access, natural disasters, terrorism, war and telecommunication and electrical failures. If such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our development programs and our business operations, whether due to a loss of our trade secrets or other proprietary information or other similar disruptions. For example, the loss of clinical trial data from completed or future clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. To the extent that any disruption or security breach were to result in a loss of, or damage to, our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liability, our competitive position could be harmed and the further development and commercialization of our product candidates could be delayed.

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

Actual or potential sales of our common stock by our employees, including our executive officers, pursuant to pre-arranged stock trading plans could cause our stock price to fall or prevent it from increasing for numerous reasons, and actual or potential sales by such persons could be viewed negatively by other investors.

In accordance with the guidelines specified under Rule 10b5-1 of the Securities Exchange Act of 1934, as amended, and our policies regarding stock transactions, a number of our employees, including executive officers and members of our board of directors, have adopted and may continue to adopt stock trading plans pursuant to which they have arranged to sell shares of our common stock from time to time in the future. Generally, sales under such plans by our executive officers and directors require public filings. Actual or potential sales of our common stock by such persons could cause the price of our common stock to fall or prevent it from increasing for numerous reasons.

Future sales and issuances of our common stock or rights to purchase common stock, including pursuant to our equity incentive plans, could result in additional dilution of the percentage ownership of our stockholders and could cause our stock price to fall.

Additional capital will be needed in the future to continue our planned operations. To the extent we raise additional capital by issuing equity securities, our stockholders may experience substantial dilution. We may sell common stock, convertible securities or other equity securities in one or more transactions at prices and in a manner we determine from time to time. If we sell common stock, convertible securities or other equity securities in more than one transaction, investors may be materially diluted by subsequent sales. These sales may also result in material dilution to our existing stockholders, and new investors could gain rights superior to our existing stockholders.

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

We may be subject to claims for rescission and may be subject to other penalties for shares sold under the ATM Agreement.

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

If securities or industry analysts do not publish research or publish inaccurate or unfavorable research about our business, our stock price and trading volume could decline.

The trading market for our common stock will depend in part on the research and reports that securities or industry analysts publish about us or our business. In the event securities or industry analysts who cover us downgrade our stock or publish inaccurate or unfavorable research about our business, our stock price would likely decline. If one or more of these analysts cease coverage of our company or fail to publish reports on us regularly, demand for our stock could decrease, which might cause our stock price and trading volume to decline.

We do not intend to pay dividends on our common stock so any returns will be limited to the value of our stock.

We have never declared or paid any cash dividends on our common stock. We currently anticipate that we will retain future earnings for the development, operation and expansion of our business and do not anticipate declaring or paying any cash dividends for the foreseeable future. Any return to stockholders will therefore be limited to the appreciation of their stock.

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

Similarly, our authorized but unissued common stock is available for future issuance without stockholder approval. Our certificate of incorporation further provides that stockholders may not take action by written consent.

In addition, our amended and restated bylaws, as amended:

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

Our amended and restated bylaws, as amended, provide that the Court of Chancery of the State of Delaware will be the exclusive forum for the adjudication of certain disputes, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, or employees.

Our amended and restated bylaws, as amended, provide that the Court of Chancery of the State of Delaware is the sole and exclusive forum for:

•	any derivative action or proceeding brought on our behalf;
•	any action asserting a claim of breach of a fiduciary duty owed by any director, officer or other employee of Sangamo to us or our stockholders;
•	any action asserting a claim arising pursuant to any provision of the General Corporation Law of the State of Delaware,; and
•	any action asserting a claim governed by the internal affairs doctrine.

This provision further provides that any person or entity that acquires any interest in shares of our capital stock will be deemed to have notice of and consented to the provisions of such provision.

This provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers, or other employees, which may discourage lawsuits against us and our directors, officers, and other employees. If a court were to find this provision to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving the dispute in other jurisdictions, which could seriously harm our business.

ITEM 1B – UNRESOLVED STAFF COMMENTS

None.

ITEM 2 – PROPERTIES

Our corporate headquarters occupies approximately 45,600 square feet of research and office space located in Richmond, California, subject to leases that expire beginning in August 2019 through July 2021. We also have a build-to-suit lease located in Richmond, California to occupy approximately 41,400 square feet of space that expires in December 2021.  We also have a build-to-suit lease located in Brisbane, California to occupy approximately 87,700 square feet of space that expires in May 2029 which we plan to use for our new corporate headquarters by the end of 2018.

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

The high and low closing prices of our common stock for each quarterly period during the last two fiscal years as reported by the Nasdaq Global Select Market were as follows:

Common Stock

	Price
	High	Low
Year ended December 31, 2017
Fourth Quarter	$17.35	$11.60
Third Quarter	$15.00	$8.40
Second Quarter	$9.35	$4.05
First Quarter	$5.20	$3.10
Year ended December 31, 2016
Fourth Quarter	$4.74	$2.70
Third Quarter	$6.84	$4.13
Second Quarter	$7.50	$5.14
First Quarter	$8.95	$4.91

Holders

As of February 15, 2018, there were 57 holders of record of our common stock. This number does not include “street name” or beneficial holders, whose shares are held of record by banks, brokers, financial institutions and other nominees.

Dividends

We have not paid dividends on our common stock, and currently do not plan to pay any cash dividends in the foreseeable future.

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

Selected Financial Data

	Year Ended December 31,
	2017	2016	2015	2014	2013
	(In thousands, except per share data)
Statement of Operations Data:
Total revenues	$36,567	$19,389	$39,539	$45,870	$24,133
Operating expenses:
Research and development	65,728	65,618	67,198	56,974	37,039
General and administrative	27,200	26,330	19,197	15,677	13,800
Total operating expenses	92,928	91,948	86,395	72,651	50,839
Loss from operations	(56,361)	(72,559)	(46,856)	(26,781)	(26,706)
Other income/(expense)	1,793	887	431	364	82
Benefit from income taxes	—	14	5,722	—	—
Net loss	$(54,568)	$(71,658)	$(40,703)	$(26,417)	$(26,624)
Basic and diluted net loss per share	$(0.70)	$(1.02)	$(0.58)	$(0.39)	$(0.48)
Shares used in computing basic and diluted net loss per share	78,084	70,553	69,757	67,022	55,974

	As of December 31,
	2017	2016	2015	2014	2013
	(In thousands)
Balance Sheet Data:
Cash, cash equivalents, marketable securities, and interest receivable	$244,560	$142,759	$209,307	$226,645	$131,814
Working capital	203,538	136,289	192,485	169,997	87,143
Total assets	286,741	157,891	217,235	243,212	140,838
Accumulated deficit	(495,479)	(440,911)	(369,253)	(328,550)	(302,133)
Total stockholders' equity	187,900	136,195	192,439	206,633	121,710

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

We are a leader in the research and development of zinc finger proteins, or ZFPs, a naturally occurring class of proteins found in humans. We have used our knowledge and expertise to develop a proprietary technology platform in both genome editing and gene regulation. ZFPs can be engineered to make zinc finger nucleases, or ZFNs, proteins that can be used to specifically modify DNA sequences by adding or knocking out specific genes, or genome editing, and ZFP transcription factors or ZFP TFs, proteins that can be used to increase or decrease gene expression, or gene regulation. In the process of developing this platform, we have accrued significant scientific, manufacturing and regulatory capabilities and know-how that are generally applicable in the broader field of gene therapy and have capitalized this knowledge into a conventional gene therapy platform based on adeno-associated viral vector, or AAV, cDNA gene transfer.

Our strategy is to maximize the value and therapeutic use of our technology platforms. In certain therapeutic areas we intend to capture the value of our proprietary genome editing and gene therapy products by forward integrating into manufacturing, development and commercial operations. In other therapeutic areas we intend to partner with biopharmaceutical companies to develop products.

We are focused on the development of human therapeutics for diverse diseases with well-characterized genetic causes. We have several proprietary clinical and preclinical product candidates in development and have strategically partnered certain programs with biopharmaceutical companies to obtain funding for our own programs and to expedite clinical and commercial development.

We have an ongoing Phase 1/2 clinical trial evaluating SB-525, a gene therapy for the treatment of hemophilia A, a blood disorder. We have ongoing Phase 1/2 clinical trials evaluating three product candidates using our proprietary in vivo genome editing approach: SB-FIX, for the treatment of hemophilia B, a blood disorder, SB-318, for the treatment of Mucopolysaccharidosis Type I, or MPS I, and SB-913 for the treatment of Mucopolysaccharidosis Type II, or MPS II.  MPS I and MPS II are rare lysosomal storage disorders, or LSDs. We are also initiating a Phase 1/2 clinical trial evaluating ST-400, developed using our proprietary ZFN-mediated ex vivo cell therapy platform, for the treatment of beta-thalassemia, a blood disorder. In addition, we have proprietary preclinical and discovery stage programs in other LSDs and monogenic diseases, including certain central nervous system disorders, cancer immunotherapy, immunology and infectious disease.

In February 2018, we entered into a global collaboration and license agreement with Kite Pharma, Inc., or Kite, a wholly-owned subsidiary of Gilead Sciences, Inc., or Gilead, for the research, development and commercialization of potential engineered cell therapies for cancer. In this collaboration, we will work together with Kite on a research program under which we will design ZFNs and AAVs to disrupt and insert certain genes in T cells and natural killer, or NK, cells, including the insertion of genes that encode chimeric antigen receptors, or CARs, T-cell receptors, or TCRs and NK-cell receptors, or NKRs, directed to mutually agreed targets. Kite will be responsible for all clinical development and commercialization of any resulting products.

In May 2017, we entered into a global collaboration and license agreement with Pfizer Inc., or Pfizer, for the research, development and commercialization of SB-525, our gene therapy product candidate for hemophilia A, and closely related products. Under this agreement, we are responsible for conducting the Phase 1/2 clinical trial and certain manufacturing activities for SB-525, while Pfizer is responsible for subsequent worldwide development, manufacturing, marketing and commercialization of SB-525. We and Pfizer may also collaborate in the research and development of additional AAV-based gene therapy products for hemophilia A.

In December 2017, we entered into a new research collaboration and license agreement with Pfizer for the development and commercialization of potential gene therapy products that use ZFP TFs to treat amyotrophic lateral sclerosis, or ALS, and frontotemporal lobar degeneration, or FTLD, linked to mutations of the C9ORF72 gene. Under this agreement, we are working with Pfizer on a research program to identify, characterize and preclinically develop ZFP TFs that satisfy pre-agreed criteria. Pfizer is responsible for subsequent development, manufacturing and commercialization of licensed products.

We have also established a collaborative partnership with Bioverativ, Inc., or Bioverativ, to research, develop and commercialize therapeutic gene-edited cell therapy products in hemoglobinopathies, including beta-thalassemia and sickle cell disease, or SCD. We expect to begin enrolling patients in a Phase 1/2 clinical study in the first half of 2018. Bioverativ is responsible for subsequent development, manufacturing and commercialization of licensed products.

We have incurred net losses since inception and expect to incur losses in the future as we continue our research and development activities. To date, we have funded our operations primarily through the issuance of equity securities, revenues from corporate collaborations and research grants.

Our revenues have consisted primarily of revenues from our corporate partners for zinc finger nuclease, or ZFN, and zinc finger protein transcription factor, or ZFP TF, programs, contractual payments from strategic partners for research services and research milestones, and research grant funding. We expect revenues will continue to fluctuate from period to period and there can be no assurance that new collaborations or partner funding will continue beyond their initial terms or that we are able to meet the milestones specified in these agreements.

We expect to continue to devote substantial resources to research and development in the future and expect research and development expenses to increase in the next several years if we are successful in advancing our gene therapy and our genome editing programs in the clinic and if we are able to progress our earlier stage product candidates into clinical trials. Pursuant to the terms of the agreements with Kite and Bioverativ, certain expenses related to research and development activities will be reimbursed to us. The reimbursement funds to be received from Kite and Bioverativ will be recognized as revenue as the costs are incurred and collection is reasonably assured.

General and administrative expenses consist primarily of salaries and personnel related expenses for executive, finance and administrative personnel, stock-based compensation expenses, professional fees, allocated facilities expenses, patent prosecution expenses and other general corporate expenses. As we continue to advance our product candidates into and through the clinic, we expect the growth of our business to require increased general administrative expenses.

For the year ended December 31, 2017, we incurred a consolidated net loss of $54.6 million, or $0.70 per share, compared to a consolidated net loss of $71.7 million, or $1.02 per share, for the same period in 2016. As of December 31, 2017, we had cash, cash equivalents, marketable securities and interest receivable totaling $244.6 million compared to $142.8 million as of December 31, 2016. As of December 31, 2017, we had an accumulated deficit of $495.5 million.

Critical Accounting Policies and Estimates

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

Multiple Element Arrangements prior to the adoption of ASU No. 2009-13, Revenue Recognition – Multiple Deliverable Revenue Arrangements (ASU 2009-13). For revenue arrangements entered into before January 1, 2011 that include multiple deliverables, the elements of such agreement were divided into separate units of accounting if the deliverables met certain criteria, including whether the fair value of the delivered items could be determined and whether there was evidence of fair value of the undelivered items. In addition, the consideration was allocated among the separate units of accounting based on their fair values, and the applicable revenue recognition criteria are considered separately for each of the separate units of accounting. Prior to the adoption of ASU 2009-13, we recognized nonrefundable signing, license or non-exclusive option fees as revenue when rights to use the intellectual property related to the license were delivered and over the period of performance obligations if we had continuing performance obligations. We estimated the performance period at the inception of the arrangement and reevaluated it each reporting period. Changes to these estimates were recorded on a prospective basis.

Multiple Element Arrangements after the adoption of ASU 2009-13. ASU 2009-13 amended the accounting standards for certain multiple element revenue arrangements to:

•	provide updated guidance on whether multiple elements exist, how the elements in an arrangement should be separated, and how the arrangement consideration should be allocated to the separate elements;
•

require an entity to allocate arrangement consideration to each element based on a selling price hierarchy, also called the relative selling price method, where the selling price for an element is based on vendor-specific objective evidence, or VSOE, if available; third-party evidence, or TPE, if available and VSOE is not available; or the best estimate of selling price, or ESP, if neither VSOE nor TPE is available; and

•	eliminate the use of the residual method and require an entity to allocate arrangement consideration using the selling price hierarchy.

For revenue agreements with multiple element arrangements, such as license and development agreements, entered into on or after January 1, 2011, we allocate revenue to each non-contingent element based on the relative selling price of each element. When applying the relative selling price method, we determine the selling price for each deliverable using VSOE of selling price or TPE of selling price. If neither exists, we use ESP for that deliverable. Revenue allocated is then recognized when the basic four revenue recognition criteria are met for each element. The collaboration and license agreements entered into with Shire in 2012, Biogen in 2014, and Pfizer in May and December of 2017 were evaluated under these accounting standards.

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

In May 2014, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, 2014-09, Revenue from Contracts with Customers (Topic 606), or ASC 606. This standard outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The main principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. ASU 2014-09 provides companies with two implementation methods: (i) apply the standard retrospectively to each prior reporting period presented (full retrospective application); or (ii) apply the standard retrospectively with the cumulative effect of initially applying the standard as an adjustment to the opening balance of retained earnings of the annual reporting period that includes the date of initial application (modified retrospective application). This guidance is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Under ASU 2014-09, an entity recognizes revenue when its customer obtains control of promised goods or services, in an amount that reflects the consideration which the entity expects to receive in exchange for those goods or services. To determine revenue recognition for arrangements that an entity determines are within the scope of ASU 2014-09, the entity performs the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the entity satisfies a performance obligation. ASU 2014-09 also impacts certain other areas, such as the accounting for costs to obtain or fulfill a contract.

The Company will adopt ASC 606 during the first quarter of 2018 and using the modified retrospective method. The Company has substantially completed its evaluation of the impact of adopting ASC 606 on its contracts with Bioverativ, Shire, DAS, and Sigma (as defined below). The Company’s performance obligations with respect to Shire, DAS and Sigma were substantially complete at

December 31, 2017 and any future receipts are contingent upon these counterparties achieving specified development, commercial, and/or sales targets and would be in the form of milestones or royalties, all of which management concluded are constrained at December 31, 2017 as defined under ASC 606. The Company has also performed an assessment of the impact of adopting ASC 606 on its Bioverativ collaboration arrangement and has preliminarily concluded that the timing of the recognition of up-front payments and research and development reimbursements will be decelerated under the new guidance while development and commercialization milestones are constrained at December 31, 2017, as defined under ASC 606. Based on this assessment, management has preliminarily concluded that the transition adjustment to be recognized on January 1, 2018 will be less than $5.0 million and will result in a decrease to accumulated deficit and an increase to deferred revenue at that date as a result of decelerating the recognition of amounts related to research and development reimbursements and up-front payments under ASC 606.

The Company has not completed its assessment of the effect that the adoption of ASC 606 will have on its agreements with Pfizer that were entered into during 2017. The Company has preliminarily concluded that any potential milestone and royalty payments payable under these agreements are constrained at December 31, 2017, as defined under ASC 606, and thus will not result in a change upon adoption of ASC 606 from the accounting for such payments under ASC 605. No revenue or other amounts were recognized in 2017 related to the agreement that was entered into with Pfizer in late December 2017 and, accordingly, management does not expect any amounts to be recognized as part of the January 2018 transition adjustment related to this agreement. During 2017, the Company recognized as revenue $17.0 million of the $70.0 million up-front payment received from agreement the Company entered into with Pfizer in May 2017, the amount and timing of which may change upon adoption of ASC 606.

The estimated impact from the adoption of ASU 2014-09 represent management’s best estimates at the time of the preparation of this Annual Report on Form 10-K. The actual, final quantitative effects of the adoption of ASU 2014-09 are subject to change from these estimates and such change may be significant, pending the completion of our assessment in the first quarter of 2018.

Research and Development Expenses

We recognize research and development expenses as incurred. Research and development expenses consist of direct and research-related allocated overhead costs such as facilities costs, salaries and related personnel costs, and material and supply costs. In addition, research and development expenses include costs related to clinical trials, validation of our testing processes and procedures and related overhead expenses. Research and development costs incurred in connection with collaborator-funded activities are expensed as incurred. Costs to acquire technologies that are utilized in research and development that have no alternative future use are expensed as incurred. Expenses resulting from clinical trials are recorded when incurred based in part on factors such as estimates of work performed, patient enrollment, progress of patient studies and other events. We make good faith estimates that we believe to be accurate, but the actual costs and timing of clinical trials are highly uncertain, subject to risks and may change depending upon a number of factors, including our clinical development plan.

Stock-Based Compensation

We measure and recognize compensation expense for all stock-based payment awards made to our employees and directors, including employee stock options, employee stock purchases related to our Employee Stock Purchase Plan, or ESPP, and restricted stock units, or RSUs, on estimated fair values. The fair value of stock-based awards is amortized over the vesting period of the award using a straight-line method over the requisite service period.

To estimate the value of a stock option award and purchases related to ESPP, we use the Black-Scholes option pricing model. This model requires inputs such as expected life, expected volatility and risk-free interest rate. These inputs are subjective and generally require significant analysis and judgment to develop. While estimates of expected life and volatility are derived primarily from our historical data, the risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant commensurate with the expected life assumption. To estimate the value of RSUs, we use the closing market value of our common stock on the date the award is issued. Further, we account for forfeitures as they occur under our adoption of ASU 2016-09. If factors change and different assumptions are employed in determining the fair value of stock-based awards, the stock-based compensation expense recorded in future periods may differ significantly from what was recorded in the current period.

Results of Operations

Years Ended December 31, 2017, 2016 and 2015

Revenues

	Year Ended December 31,
				%				%
	2017	2016	Change	Change	2016	2015	Change	Change
	(In thousands, except percentage values)
Revenues:
Collaboration agreements	$35,960	$18,881	$17,079	90%	$18,881	$37,844	$(18,963)	(50%)
Research Grants	607	508	99	19%	508	1,695	(1,187)	(70%)
Total revenues	$36,567	$19,389	$17,178	89%	$19,389	$39,539	$(20,150)	(51%)

Total revenues consisted of revenues from collaboration agreements and research grants. We anticipate revenues over the next several years will be derived primarily from our collaboration agreements with Kite, Pfizer and Bioverativ.

The increase in revenues from collaborations in 2017 compared to 2016 was primarily due to increases of $17.0 million in revenues related to the hemophilia A Pfizer agreement, $3.4 million from the upfront license payment and research services provided to Bioverativ, partially offset by decreases of $2.1 million in royalty revenue related to our DAS license, $0.8 million related to research services provided to Shire, and $0.5 million in Sigma license and royalty fees. During 2017, revenues related to our collaborative agreements with Pfizer and Bioverativ represented 47% and 34%, respectively, of total revenues.

The decrease in revenues from collaborations in 2016 compared to 2015 was primarily due to decreases of $12.5 million in revenues related to Shire research services, $5.0 million in revenues related to Bioverativ research services, and $3.6 million in Sigma license and royalty fees, partially offset by an increase of $2.1 million in royalty revenue related to our DAS license. During 2016, revenues related to our collaborative agreements with Bioverativ, DAS and Shire represented 46%, 26% and 17%, respectively, of total revenues.

Research grant revenues were $0.6 million, $0.5 million, and $1.7 million in 2017, 2016, and 2015, respectively. There were no significant changes in grant revenue from 2016 to 2017. The decrease of $1.2 million in 2016 from 2015 was primarily due to the receipt of funding from a research grant from CIRM for our beta-thalassemia project in 2015.

Operating Expenses

	Year Ended December 31,
				%				%
	2017	2016	Change	Change	2016	2015	Change	Change
	(In thousands, except percentage values)
Operating expenses:
Research and development	$65,728	$65,618	$110	0%	$65,618	$67,198	$(1,580)	(2%)
General and administrative	27,200	26,330	870	3%	26,330	19,197	7,133	37%
Total expenses	$92,928	$91,948	$980	1%	$91,948	$86,395	$5,553	6%

Research and Development Expenses

The increase of $0.1 million in research and development expenses in 2017 was primarily due to increases of $5.5 million in salaries and benefits, $1.1 million in clinical trial and manufacturing expenses related to our hemophilia B and MPS programs, and $1.1 million in facility and operating expenses. This was primarily offset by decreases of $3.4 million in preclinical expenses, $2.5 million in lab supply expenses, $1.4 million in stock-based compensation expense, and $0.3 million in other professional services.

The decrease of $1.6 million in research and development expenses in 2016 was primarily due to decreases of $5.6 million in research expenses related to our preclinical programs, and $0.7 million in license expense. This was primarily offset by increases of $2.0 million in personnel related expenses, including salaries and stock-based compensation expense due to increased headcount, $1.8 million in consulting expenses, $0.6 million in facilities expense, and $0.5 million in lab supply expenses, in each case as we prepared to enter the clinic in 2016.

The table below shows research and development expenses related to our clinical and preclinical programs.

	Year Ended
	December 31,
	(In thousands)
Programs	2017	2016	2015
Human Therapeutic Programs
Hemophilia clinical programs	$14,715	$7,521	$102
LSD clinical programs	11,428	9,046	—
Beta-thalassemia clinical program	11,354	—	—
HIV (SB-728) clinical programs	2,473	4,271	7,654
Non-human Therapeutic Programs
Preclinical and research programs	25,414	43,682	56,513
Other clinical programs and non-therapeutic programs	344	1,098	2,929
Total research and development expenses	$65,728	$65,618	$67,198

General and Administrative Expenses

The increase of $0.9 million in 2017 was primarily due to increases of $1.5 million in legal expenses, $1.5 million in corporate expenses, including rebranding in connection with our name change, $1.0 million in salaries and benefits, and $1.0 million in facility expenses. This increase was primarily offset by a decrease of $4.5 million in stock-based compensation expense, as 2016 included approximately $4.1 million of stock-based compensation expense recognized in connection with the transition of our former chief executive officer.

The increase of $7.1 million in 2016 was primarily due to an increase of $6.2 million in personnel related expenses, including $4.1 million in stock-based compensation expense and $2.0 million in salaries and benefits associated with the transition of our chief executive officer in June 2016, and an increase of $1.5 million for professional services, primarily offset by a decrease of $0.6 million in legal expenses.

Interest and other income, net

Interest and other income, net, was $1.8 million in 2017, $0.9 million in 2016 and $0.4 million in 2015 and primarily consisted of interest income resulting from our treasury strategy.

Benefit from income taxes

Benefit from income taxes was $0.0 million, $0.0 million, and $5.7 million for 2017, 2016, and 2015, respectively. We recognized an immaterial amount of income tax expense/benefit during both 2017 and 2016. The income tax benefit in 2015 was primarily due to $5.0 million income tax benefit recognized from a claims settlement with certain institutional investors that were beneficial owners of our common stock related to the disgorgement of short swing profits pursuant to Section 16 of the Securities Exchange Act of 1934, as amended.

As of December 31, 2017, we had net operating loss carryforwards for federal and state income tax purposes of approximately $475.0 million and $142.0 million, respectively. If not utilized, the net federal and state operating loss carryforwards will expire in 2018 and 2017, respectively. We also have federal and state research tax credit carryforwards of $10.8 million and $11.8 million, respectively. The federal research credits will begin to expire in 2018 while the state research credits have no expiration date. Utilization of our net operating loss carryforwards and research tax credit carryforwards may be subject to substantial annual limitations due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. The annual limitation could result in the expiration of the net operating loss carryforwards and research tax credit carryforwards before use.  Due to the carryforwards related to the net operating losses and research and development tax credits, we do not expect to pay any taxes related to income in the near future.

On December 22, 2017, President Trump signed the Tax Cuts and Jobs Act ("Tax Reform") into legislation.  The Tax Reform makes significant changes to the US corporate income tax law including, but not limited to, (1) reducing the U.S. federal corporate tax rate to 21% from 35% and (2) requiring a one-time mandatory transition tax on previously deferred foreign earnings of US subsidiaries.  Under ASC 740, the effects of changes in tax rates and laws are recognized in the period in which the new legislation is enacted.  In the case of US federal income taxes, the enactment date is the date the bill becomes law.    With respect to this legislation, we expect no financial statement impact due to the Company's valuation allowance.  The Company performed a re-measurement of deferred tax assets and liabilities as a result of the decrease in the corporate Federal income tax rate from 35% to 21%. In addition to the reduction of U.S. federal corporate tax rate, the Company has also considered the impact of the foreign transition tax for which it has estimated that it would not need to accrue any amounts.

In December 2017, the Securities and Exchange Commission staff issued Staff Accounting Bulletin No.118 (SAB 118) to provide guidance on the application of the Tax Reform when a company does not have the necessary information available, prepared, or analyzed in reasonable to detail to reflect the effects of the Tax Reform.  SAB 118 provides guidance for companies under the three scenarios (1) measurement of certain income tax effects is complete, (2) measurement of certain income tax effect can be reasonably estimated, and (3) measurement of certain income tax effects cannot be reasonably estimated.  Companies are to complete the accounting under ASC 740 in regards to the Tax Reform within a measurement period that does not extend one year from the date of enactment (i.e., December 22, 2018).  In accordance with SAB 118, companies must reflect the tax effects of the Tax Reform for which the accounting under 740 is complete. If certain income tax effect can be reasonably estimated, then the companies must report provisional amounts in the reporting period in which the companies can determine the reasonable estimate during the measurement period.  In the case that certain income tax effects cannot be reasonably estimated, companies do not have to report effects of the Tax Reform.  However, they should continue to apply ASC 740 based on the rules before the enactment of the Tax Reform and report any income tax effects in the first reporting period in which reasonable estimates become available.

We expect the new law to significantly reduce our tax rate in future periods, and our tax footnote reflects the effects of a Federal tax rate reduction net of our valuation allowance, which resulted in a net overall reduction of $0.

The final transition impacts of the Tax Act may differ from the above estimate, possibly materially, due to, among other things, changes in interpretations of the Tax Act, any legislative action to address questions that arise because of the Tax Act, any changes in accounting standards for income taxes or related interpretations in response to the Tax Act, or any updates or changes to estimates the company has utilized to calculate the transition impacts, including impacts from changes to current year earnings estimates and foreign exchange rates of foreign subsidiaries.  In accordance with SAB 118, the Company is allowed a measurement period of up to one year after the enactment date of the Tax Act to finalize the recording of the related tax impacts.  We currently anticipate finalizing and recording any resulting adjustments by year ending December 31, 2018.

Liquidity and Capital Resources

Liquidity

Since inception, we have incurred significant net losses and we have funded our operations primarily through the issuance of equity securities, payments from corporate collaborators and strategic partners and research grants. Our most significant use of capital pertains to funding our preclinical and clinical research and development programs, as well as salaries and benefits for employees.

As of December 31, 2017, we had cash, cash equivalents, marketable securities and interest receivable totaling $244.6 million compared to $142.8 million as of December 31, 2016, with the increase primarily attributable to our completion of an underwritten public offering of our common stock in June 2017, in which 11.5 million shares of our common stock were sold at a public offering price of $7.25 per share. Net proceeds after deducting underwriting discounts and commissions and other estimated offering expenses, were appropriately $78.1 million. Cash, cash equivalents, and marketable security further increased attributable to $70.0 million for the upfront license and service fee received from Pfizer pursuant to the hemophilia A Pfizer agreement. Our cash and investment balances are held in a variety of interest bearing instruments, including obligations of U.S. government agencies, U.S. Treasury debt securities, corporate debt securities and money market funds. Cash in excess of immediate requirements is invested in accordance with our investment policy with a view toward capital preservation and liquidity.

On May 26, 2017, we entered into an Amended and Restated At-the-Market Offering Program Sales Agreement with an investment bank pursuant to which we may issue and sell from time to time shares of our common stock having an aggregate offering price of up to $75.0 million through the investment bank acting as our sales agent, or the 2017 ATM Agreement. Under the 2017 ATM Agreement, if we decide to sell shares, we will notify the sales agent, and the sales agent will use its commercially reasonable efforts to sell on our behalf all of the shares of common stock requested to be sold.  Sales of our common stock, if any, will be made at market prices by any method that is deemed to be an “at the market offering” as defined in Rule 415 under the Securities Act, as amended, including sales made directly on The Nasdaq Global Select Market and sales to or through a market maker other than on an exchange. In addition, with our prior written consent, the sales agent may also sell shares of our common stock in negotiated transactions under the 2017 ATM Agreement. During the three months ended March 31, 2017, we issued a total of 871,149 shares of its common stock under the original At-the-Market Offering Program Sales Agreement entered into during December 2016, and received net proceeds of $3.4 million, after deducting offering expenses, including $0.1 million of commission paid to the sales agent. These shares were inadvertently sold under a registration statement filed with the SEC that had in fact expired prior to the time the shares were sold and accordingly, these shares are subject to potential rescission rights, as described in more detail under “Risk Factors”. In addition, if it were determined that we sold unregistered securities, we could be subject to enforcement actions or penalties and fines by regulatory authorities. We have not sold any common stock under the 2017 ATM Agreement and the full $75.0 million provided for under the 2017 ATM Agreement remained available for sale thereunder at December 31, 2017.

Since the beginning of 2017, we have received significant amounts of capital as upfront payments under the following collaboration arrangements: $70.0 million received in May 2017 from Pfizer under our hemophilia A agreement; and $12.0 million received in January 2018 under our ALS/FTLD agreement. In addition, in February 2018, we entered into the Kite collaboration agreement pursuant to which upon its effectiveness we will be entitled to receive $150.0 million from Kite. The effectiveness of the Kite agreement is subject to the expiration or termination of all applicable waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended and other customary closing conditions. We anticipate the effectiveness of the Kite agreement to occur in the first half of 2018. Our collaboration agreements provide for the payment of development, regulatory, and commercial milestones. For more information see “Business – Collaborations.”

Cash Flow

Operating activities. Net cash provided by (used in) operating activities primarily reflects our net operating losses adjusted for non-cash items including stock-based compensation expense. Net cash provided by operating activities was $11.2 million in 2017 compared to net cash used in operating activities of $65.9 million in 2016. The increase in net cash provided by operating activities in 2017 was primarily due to the increase in deferred revenues related to the $70.0 million upfront payment from the hemophilia A agreement with Pfizer.

Net cash used in operating activities was $65.9 million in 2016 compared to $33.7 million in 2015. The increase in net cash used in operating activities in 2016 was primarily due to an increase operating expenses and a decrease in deferred revenues related to the recognition of the $20.0 million upfront payment from Bioverativ pursuant to the collaboration and license agreement.

Investing activities. Net cash used in investing activities was $80.9 million in 2017. Net cash provided by investing activities was $18.1 million in 2016 and $77.5 million in 2015. Cash flows from investing activities for all periods was primarily related to purchases, sales and maturities of marketable securities and also includes deposits on cash related to lease commitments.

Financing activities. Net cash provided by financing activities was $97.5 million in 2017, $0.3 million in 2016, and $19.7 million in 2015. Net cash provided by financing activities in 2017 was primarily attributable to the completion of an underwritten public offering of our common stock of $78.1 million, net of issuance costs, and $16.6 million in proceeds from the exercise of stock options. Net cash provided by financing activities in 2016 was primarily attributable to $1.1 million proceeds from the exercise of stock options, primarily offset by $0.8 million in taxes paid related to net share settlement of equity awards. Net cash provided by financing activities in 2015 was primarily attributable to a $14.5 million claim settlement with certain institutional investors that were beneficial owners of our common stock related to the disgorgement of short-swing profits pursuant to Section 16 of the Securities Exchange Act of 1934, as amended, as well as proceeds from the exercise of stock options.

Operating Capital and Capital Expenditure Requirements

We anticipate continuing to incur operating losses for at least the next several years. While we expect our rate of cash usage to increase in the future, in particular to support our product development endeavors, we believe that the available cash resources as well as funds received from corporate collaborators, strategic partners and research grants will enable us to maintain our currently planned operations through at least the next twelve months from the date the financial statements are issued. Future capital requirements will be substantial and if our capital resources are insufficient to meet future capital requirements, we will need to raise additional capital to fund our operations through equity or debt financing. We regularly consider fund raising opportunities and may decide, from time to time, to raise capital based on various factors, including market conditions and our plans of operation. Additional capital may not be available on terms acceptable to us, or at all. If adequate funds are not available, or if the terms of potential funding sources are unfavorable, our business and our ability to advance our product candidate pipeline would be harmed. Furthermore, any sales of additional equity securities, including any sales under our ATM Agreement, may result in dilution to our stockholders, and any debt financing may include covenants that restrict our business.

Our future capital requirements will depend on many forward looking factors, including the following:

•	the initiation, progress, timing and completion of clinical trials for our product candidates and potential product candidates;
•	the outcome, timing and cost of regulatory approvals;
•	the success of our collaboration agreements;
•	delays that may be caused by changing regulatory requirements;

•	the number of product candidates that we pursue;
•	the costs involved in filing and prosecuting patent applications and enforcing and defending patent claims;
•	the timing and terms of future in-licensing and out-licensing transactions;
•	the cost and timing of establishing sales, marketing, manufacturing and distribution capabilities;
•	the cost of procuring clinical and commercial supplies of our product candidates;
•	the extent to which we acquire or invest in businesses, products or technologies; and
•	the possible costs of litigation.

Off Balance Sheet Arrangements

We do not have any off balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

Contractual Obligations and Commercial Commitments

As of December 31, 2017, we had contractual obligations and commercial commitments as follows (in thousands):

	Payments Due by Period
		Less Than	1-3	4-5	More Than
Contractual Obligations	Total	1 Year	Years	Years	5 Years
Operating leases	$39,434	$1,685	$10,518	$3,335	$23,896
License obligations	5,216	498	1,258	390	3,070
Total contractual obligations	$44,650	$2,183	$11,776	$3,725	$26,966

Operating leases consist of base rents for facilities we occupy in Richmond, California and future location in Brisbane, California. The amounts in the table above do not include estimated costs for leasehold improvements. License obligations consist of ongoing license maintenance fees associated with cancelable in-licensed patent agreements.

In 2018 other commitments include $8.8 million for tenant improvements related to the Brisbane build-to-suit lease and $8.7 million as part of our services agreement with Brammer Bio MA, LLC, or Brammer, to provide dedicated capacity to supply our preclinical and clinical programs.

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

ITEM 8 – FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

SANGAMO THERAPEUTICS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Sangamo Therapeutics, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Sangamo Therapeutics, Inc. (the Company) as of December 31, 2017 and 2016, the related consolidated statements of operations, comprehensive loss, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2017, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 1, 2018 expressed an unqualified opinion thereon.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ ERNST & YOUNG LLP

We have served as the Company’s auditor since 1997.

Redwood City, California

March 1, 2018

SANGAMO THERAPEUTICS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

	December 31,	December 31,
	2017	2016
ASSETS
Current assets:
Cash and cash equivalents	$49,826	$22,061
Marketable securities	193,482	120,474
Interest receivable	240	224
Accounts receivable	3,343	4,972
Prepaid expenses and other current assets	1,506	1,849
Total current assets	248,397	149,580

Marketable securities, non-current	1,012	—
Property and equipment, net	31,066	6,557
Goodwill	1,585	1,585
Other assets	4,681	169
Total assets	$286,741	$157,891
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$11,035	$6,261
Accrued compensation and employee benefits	5,479	2,885
Deferred revenues	28,345	4,145
Total current liabilities	44,859	13,291
Deferred revenues, non-current	29,244	4,460
Build-to-suit lease obligation	24,738	3,945
Total liabilities	98,841	21,696
Commitments and contingencies
Stockholders' equity:
Common stock, $0.01 par value; 160,000,000 shares authorized, 85,598,534 and 70,871,902 shares issued and outstanding at December 31, 2017 and December 31, 2016, respectively	856	709
Additional paid-in capital	682,809	576,377
Accumulated deficit	(495,479)	(440,911)
Accumulated other comprehensive income (loss)	(286)	20
Total stockholders' equity	187,900	136,195
Total liabilities and stockholders' equity	$286,741	$157,891

See accompanying Notes to Consolidated Financial Statements.

SANGAMO THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Year Ended December 31,
	2017	2016	2015
Revenues:
Collaboration agreements	$35,960	$18,881	$37,844
Research grants	607	508	1,695
Total revenues	36,567	19,389	39,539
Operating expenses:
Research and development	65,728	65,618	67,198
General and administrative	27,200	26,330	19,197
Total operating expenses	92,928	91,948	86,395
Loss from operations	(56,361)	(72,559)	(46,856)
Interest and other income, net	1,793	887	431
Loss before income taxes	(54,568)	(71,672)	(46,425)
Benefit from income taxes	—	14	5,722
Net loss	$(54,568)	$(71,658)	$(40,703)
Basic and diluted net loss per share	$(0.70)	$(1.02)	$(0.58)
Shares used in computing basic and diluted net loss per share	78,084	70,553	69,757

See accompanying Notes to Consolidated Financial Statements.

SANGAMO THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

	Year Ended December 31,
	2017	2016	2015
Net loss	$(54,568)	$(71,658)	$(40,703)
Change in unrealized gain (loss) on available-for-sale securities, net of tax	(306)	20	25
Comprehensive loss	$(54,874)	$(71,638)	$(40,678)

See accompanying Notes to Consolidated Financial Statements.

SANGAMO THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share amounts)

					Accumulated
	Common Stock		Additional		Other	Total
			Paid-in	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Capital	Deficit	Income/ (Loss)	Equity
Balances at December 31, 2014	69,062,394	690	534,518	(328,550)	(25)	206,633
Issuance of common stock upon exercise of stock options and in connection with restricted stock units, net of tax	1,164,033	12	4,336	—	—	4,348
Issuance of common stock under employee stock purchase plan	128,181	1	910	—	—	911
Stock-based compensation	—	—	11,730	—	—	11,730
Claims settlement under Section 16(b), net of tax benefit	—	—	9,495	—	—	9,495
Comprehensive loss:
Net unrealized loss on marketable securities	—	—	—	—	25	25
Net loss	—	—	—	(40,703)	—	(40,703)
Comprehensive loss	—	—	—	—	—	(40,678)
Balances at December 31, 2015	70,354,608	703	560,989	(369,253)	—	192,439
Issuance of common stock upon exercise of stock options and in connection with restricted stock units, net of tax	314,583	3	(484)	—	—	(481)
Issuance of common stock under employee stock purchase plan	202,711	3	815	—	—	818
Stock-based compensation	—	—	15,057	—	—	15,057
Comprehensive loss:
Net unrealized gain on marketable securities, net of tax	—	—	—	—	20	20
Net loss	—	—	—	(71,658)	—	(71,658)
Comprehensive loss	—	—	—	—	—	(71,638)
Balances at December 31, 2016	70,871,902	709	576,377	(440,911)	20	136,195
Issuance of common stock upon exercise of stock options and in connection with restricted stock units, net of tax	2,101,489	21	15,078	—	—	15,099
Issuance of common stock under employee stock purchase plan	253,994	2	816	—	—	818
Issuance of common stock under public offering, net of issuance costs	12,371,149	124	81,449			81,573
Stock-based compensation	—	—	9,089	—	—	9,089
Comprehensive loss:
Net unrealized loss on marketable securities, net of tax	—	—	—	—	(306)	(306)
Net loss	—	—	—	(54,568)	—	(54,568)
Comprehensive loss	—	—	—	—	—	(54,874)
Balances at December 31, 2017	85,598,534	$856	$682,809	$(495,479)	$(286)	$187,900

See accompanying Notes to Consolidated Financial Statements.

SANGAMO THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended
	December 31,
	2017	2016	2015
Operating Activities:
Net loss	$(54,568)	$(71,658)	$(40,703)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	1,498	997	988
Amortization of premium (discount) on marketable securities	(673)	221	827
Net loss on disposal of property and equipment	12	—	—
Stock-based compensation	9,089	15,057	11,730
Change in fair value of contingent consideration liability	—	—	(1,800)
Intangible impairment	—	—	1,870
Benefit from income taxes	—	(14)	(5,722)
Other	80	99	—
Net changes in operating assets and liabilities:
Interest receivable	(16)	83	116
Accounts receivable	1,629	(2,144)	7,847
Prepaid expenses and other assets	(669)	(1,112)	376
Accounts payable and accrued liabilities	3,219	(2,335)	(764)
Accrued compensation and employee benefits	2,594	137	(105)
Deferred revenues	48,984	(5,214)	(8,380)
Net cash provided by (used in) operating activities	11,179	(65,883)	(33,720)
Investing Activities:
Purchases of marketable securities	(252,328)	(218,640)	(257,988)
Maturities of marketable securities	178,675	237,497	337,861
Purchases of property and equipment	(3,751)	(732)	—
Lease commitments	(3,500)	—	—
Acquisition of Ceregene, Inc. net of cash received	—	—	(2,411)
Net cash (used in) provided by investing activities	(80,904)	18,125	77,462
Financing Activities:
Proceeds from public offering of common stock, net of issuance costs	81,573	—	—
Taxes paid related to net share settlement of equity awards	(654)	(776)	(1,546)
Proceeds from issuance of common stock	16,571	1,113	6,804
Claims settlement under Section 16(b)	—	—	14,452
Net cash provided by financing activities	97,490	337	19,710
Net increase (decrease) in cash and cash equivalents	27,765	(47,421)	63,452
Cash and cash equivalents, beginning of period	22,061	69,482	6,030
Cash and cash equivalents, end of period	$49,826	$22,061	$69,482
Supplemental disclosure of noncash investing activities:
Property and equipment included in accrued liabilities	$1,214	—	—
Build-to-suit leases included in build-to-suit obligation	$20,793	$3,876	—

See accompanying Notes to Consolidated Financial Statements.

SANGAMO THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Overview

Sangamo Therapeutics, Inc. was incorporated in the State of Delaware on June 22, 1995 and changed its name from Sangamo Biosciences, Inc. in January 2017 (the Company or Sangamo).  Sangamo is focused on the research, development and commercialization of novel therapeutic strategies for unmet medical needs. Sangamo’s genome editing and gene regulation technology platform is enabled by the engineering of a class of transcription factors known as zinc finger DNA-binding proteins (ZFPs). Potential applications of Sangamo’s technology include development of human therapeutics, plant agriculture and enhancement of pharmaceutical protein production. Sangamo will require additional financial resources to complete the development and commercialization of its products including ZFP Therapeutics.

Sangamo is currently working on a number of long-term development projects that will involve experimental technology. The projects may require several years and substantial expenditures to complete and ultimately may be unsuccessful. The Company plans to finance operations with available cash resources, collaborations and strategic partnerships funds, research grants and from the issuance of equity or debt securities. Sangamo believes that its available cash, cash equivalents and investments as of December 31, 2017, along with expected revenues from collaborations, strategic partnerships and research grants, will be adequate to fund its operations at least through the next twelve months from the date the financial statements are issued. Sangamo will need to raise substantial additional capital to fund subsequent operations and complete the development and commercialization of its products. Additional capital may not be available on terms acceptable to the Company, or at all. If adequate funds are not available, or if the terms of potential funding sources are unfavorable, the Company’s business and ability to develop its technology and ZFP Therapeutic products would be harmed. Furthermore, any sales of additional equity securities may result in dilution to the Company’s stockholders, and any debt financing may include covenants that restrict the Company’s business.

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

Business Combinations

The Company accounts for acquisitions in accordance with Accounting Standards Codification (ASC) Topic 805, Business Combinations (ASC Topic 805). ASC Topic 805 establishes principles and requirements for recognizing and measuring the total consideration transferred to and the assets acquired, liabilities assumed and any non-controlling interests in the acquired target in a business combination. ASC Topic 805 also provides guidance for recognizing and measuring goodwill acquired in a business combination; requires purchased in-process research and development to be capitalized at fair value as an intangible asset at the time of acquisition; requires acquisition-related expenses and restructuring costs to be recognized separately from the business combination; expands the definition of what constitutes a business; and requires the acquirer to disclose information that users may need to evaluate and understand the financial effect of the business combination.

Cash and Cash Equivalents

Sangamo considers all highly-liquid investments purchased with original maturities of three months or less at the purchase date to be cash equivalents. Cash and cash equivalents consist of deposits in money market investment accounts.

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

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. On an ongoing basis, management evaluates its estimates, including critical accounting policies or estimates related to revenue recognition, clinical trial accruals, and stock-based compensation. Estimates are based on historical experience and on various other market specific and other relevant assumptions that the Company believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from those estimates. During the fourth quarter of 2016, we revised our estimated performance period under the Bioverativ license agreement from June 2019 to June 2020, which also extended the recognition period of the related up-front payment we received upon entering this agreement (See Note 5). This change decreased revenues by $4.3 million and increased net loss and net loss per share by $0.06 for the year ended December 31, 2016.

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
•

require an entity to allocate arrangement consideration to each element based on a selling price hierarchy where the selling price for an element is based on vendor-specific objective evidence, or VSOE, if available; third-party evidence, or TPE, if available and VSOE is not available; or the best estimate of selling price, or ESP, if neither VSOE nor TPE is available; and
•	eliminate the use of the residual method and require an entity to allocate arrangement consideration using the relative selling price method.

For revenue agreements with multiple element arrangements, such as license and development agreements, entered into on or after January 1, 2011, the Company allocates revenue to each non-contingent element based on the relative selling price of each element. When applying the relative selling price method, the Company determines the selling price for each deliverable using VSOE of selling price or TPE of selling price. If neither exists the Company uses ESP for that deliverable. Revenue allocated is then recognized when the basic four revenue recognition criteria are met for each element. The collaboration and license agreements entered into with Shire International GmbH, formerly Shire AG, or Shire, in January 2012, Biogen MA Inc., or Biogen, in January 2014, and Pfizer Inc., or Pfizer, in May and December of 2017, were evaluated under these amended accounting standards.

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

Minimum annual sublicense fees are also recognized as revenue in the period in which such fees are due. Royalty revenues are generally recognized when earned and collectability of the related royalty payment is reasonably assured. The Company recognizes cost reimbursement revenue under collaborative agreements as the related research and development costs for services are rendered. Deferred revenue represents the portion of research or license payments received but not earned.

Sangamo’s research grants are typically multi-year agreements and provide for the reimbursement of qualified expenses for research and development as defined under the terms of the grant agreement. Revenue under grant agreements is recognized when the related qualified research expenses are incurred.

During 2017, revenues related to Pfizer and Bioverativ represented 47% and 34%, respectively, of the Company’s total revenue. During 2016 revenue related to Bioverativ, DAS and Shire represented 46%, 26%, and 17%, respectively, of total revenue.  During 2015 revenue related to Shire and Biogen represented 40% and 35%, respectively, of total revenues. Receivables from collaborations are typically unsecured and are concentrated in the biopharmaceutical industry. Accordingly, we may be exposed to credit risk generally associated with biopharmaceutical companies or specific to our collaboration agreements. To date, we have not experienced any losses related to these receivables.

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

Stock-Based Compensation

The Company measures and recognizes compensation expense for all stock-based payment awards made to Sangamo employees and directors, including employee share options, restricted stock units (RSUs) and employee stock purchases related to the Employee Stock Purchase Plan (ESPP), based on estimated fair values at the award grant date. The fair value of stock-based awards is amortized over the vesting period of the award using a straight-line method.

To estimate the fair value of an award, the Company uses the Black-Scholes option pricing model. This model requires inputs such as expected life, expected volatility and risk-free interest rate. These inputs are subjective and generally require significant analysis and judgment to develop. While estimates of expected life and volatility are derived primarily from the Company’s historical data, the risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant commensurate with the expected life assumption. Further, the Company adopted Accounting Standards Update (ASU) 2016-09 and accounts for forfeitures in the period they occur.

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

In-Process Research and Development

Intangible assets related to in-process research and development costs, or IPR&D, are considered to be indefinite-lived until the completion or abandonment of the associated research and development efforts. If and when development is complete, which generally occurs if and when regulatory approval to market a product is obtained, the associated assets would be deemed finite-lived and would then be amortized based on their respective estimated useful lives at that point in time. Prior to completion of the research and development efforts, the assets are considered indefinite-lived. During this period, the assets will not be amortized but will be tested for impairment on an annual basis and between annual tests if the Company becomes aware of any events occurring or changes in circumstances that would indicate a reduction in the fair value of the IPR&D projects below their respective carrying amounts. In the first quarter of 2015, the Company decided to discontinue the CERE-110 and CERE-120 clinical trial programs. As such, the probability of achieving projected revenues and cash flows associated with these programs were adversely affected. The Company did not believe the programs have an alternative future use for itself or other market participants. Accordingly, the Company recognized a $1.9 million impairment charge related to these assets during the year ended December 31, 2015, which was recognized as research and development (R&D) in the accompanying consolidated statements of operations.

Goodwill

Goodwill represents the excess of the consideration transferred over the estimated fair values of assets acquired and liabilities assumed in a business combination and is considered to be indefinite-lived. Goodwill is not amortized but is tested for impairment on an annual basis and between annual tests if the Company becomes aware of any events occurring or changes in circumstances that would indicate an impairment of goodwill has occurred. During the fourth quarter of 2017, the Company performed an assessment of the qualitative factors affecting the fair value of its reporting unit and concluded that it was not more likely than not that the fair value of its reporting unit was less than carrying value and that, as a result, it is not more likely than not that goodwill is impaired.

Contingent Consideration Liability

Under the merger agreement with Ceregene, the Company is required to make contingent earn-out payments if the Company grants a third-party license to develop and commercialize certain product candidates acquired from Ceregene, or if the Company commercializes any of such product candidates itself. These earn-out payments will become payable in the period they are earned. In accordance with ASC Topic 805, the Company determined the fair value of this liability for contingent consideration on the acquisition date using a probability-weighted discounted cash flow analysis. During the year ended December 31, 2015, the recognized amount of the liability for contingent consideration decreased by $1.8 million due to the decrease in the probability of incurring potential future royalty payments associated with the impairment of IPR&D assets acquired from Ceregene.

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

Because Sangamo is in a net loss position, diluted net loss per share excludes the effects of common stock equivalents consisting of options and restricted stock units, which are all anti-dilutive. All stock options and restricted stock units outstanding were excluded from the calculation of diluted net loss per share for all periods presented. Stock options and restricted stock units outstanding at the end of 2017, 2016 and 2015 were 8,367,628, 9,578,322, and 9,008,185, respectively.

Segments

The Company operates in one segment. Management uses one measure of profitability and does not segregate its business for internal reporting. As of December 31, 2017 and 2016, all of the Company’s assets were maintained in the U.S. For the years ended December 31, 2017, 2016 and 2015, substantially all the Company’s revenues and operating expenses were generated and incurred in the U.S.

Recent Accounting Pronouncements

In March 2016 the Financial Accounting Standards Board (FASB) issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting (Topic 718). The amendments in ASU 2016-09 affect all entities that issue share-based payment awards to their employees and involve multiple aspects of the accounting for share-based payment transactions, including income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The ASU is effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted for any entity in any interim or annual period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. An entity that elects early adoption must adopt all of the amendments in the same period.  The Company adopted the ASU in the first quarter of 2017 and it did not have a material impact on the Company’s consolidated financial statements. The impact of ASU 2016-09 as it relates to stock-based compensation for deferred tax assets and liabilities balances were not material to the Company's consolidated financial statements.

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

In May 2014 the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), or ASC 606. This standard outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The main principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. ASU 2014-09 provides companies with two implementation methods: (i) apply the standard retrospectively to each prior reporting period presented (full retrospective application); or (ii) apply the standard retrospectively with the cumulative effect of initially applying the standard as an adjustment to the opening balance of retained earnings of the annual reporting period that includes the date of initial application (modified retrospective application). This guidance is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Under Topic 606, an entity recognizes revenue when its customer obtains control of promised goods or services, in an amount that reflects the consideration which the entity expects to receive in exchange for those goods or services. To determine revenue recognition for arrangements that an entity determines are within the scope of Topic 606, the entity performs the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the entity satisfies a performance obligation. Topic 606 also impacts certain other areas, such as the accounting for costs to obtain or fulfill a contract.

The Company will adopt ASC 606 during the first quarter of 2018 and using the modified retrospective method. The Company has substantially completed its evaluation of the impact of adopting ASC 606 on its contracts with Bioverativ, Shire, DAS, and Sigma (as defined below). The Company’s performance obligations with respect to Shire, DAS and Sigma were substantially complete at December 31, 2017 and any future receipts are contingent upon these counterparties achieving specified development, commercial, and/or sales targets and would be in the form of milestones or royalties, all of which management concluded are constrained at December 31, 2017 as defined under ASC 606. The Company has also performed an assessment of the impact of adopting ASC 606 on its Bioverativ collaboration arrangement and has preliminarily concluded that the timing of the recognition of up-front payments and research and development reimbursements will be decelerated under the new guidance while development and commercialization milestones are constrained at December 31, 2017, as defined under ASC 606. Based on this assessment, management has preliminarily concluded that the transition adjustment to be recognized on January 1, 2018 will be less than $5.0 million and will result in a decrease to accumulated deficit and an increase to deferred revenue at that date as a result of decelerating the recognition of amounts related to research and development reimbursements and up-front payments under ASC 606.

The Company has not completed its assessment of the effect that the adoption of ASC 606 will have on its agreements with Pfizer that were entered into during 2017. The Company has preliminarily concluded that any potential milestone and royalty payments payable under these agreements are constrained at December 31, 2017, as defined under ASC 606, and thus will not result in a change upon adoption of ASC 606 from the accounting for such payments under ASC 605. No revenue or other amounts were recognized in 2017 related to the agreement that was entered into with Pfizer in late December 2017 and, accordingly, management does not expect any amounts to be recognized as part of the January 2018 transition adjustment related to this agreement. During 2017, the Company recognized as revenue $17.0 million of the $70.0 million up-front payment received from agreement the Company entered into with Pfizer in May 2017, the amount and timing of which may change upon adoption of ASC 606.

The estimates of the expected effects of the Company’s adoption of ASU 2014-09 represent management’s best estimates of the effects of adopting ASU 2014-09 at the time of the preparation of this Annual Report on Form 10-K. The actual, final quantitative effects of the adoption of ASU 2014-09 are subject to change from these estimates and such change may be significant, pending the completion of the Company’s assessment in the first quarter of 2018.

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

The fair value measurements of cash equivalents, available-for-sale securities and the contingent consideration liability are identified at the following levels within the fair value hierarchy (in thousands):

	December 31, 2017
	Fair Value Measurements
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents:
Money market funds	$24,290	$24,290	$—	$—
Commercial paper securities	4,595	—	4,595	—
Total	28,885	24,290	4,595	—
Marketable securities:
Commercial paper securities	110,247	—	110,247	—
Corporate debt securities	75,755	—	75,755	—
U.S. government-sponsored entity debt securities	8,492	—	8,492	—
Total	194,494	—	194,494	—
Total cash equivalents and marketable securities	$223,379	$24,290	$199,089	—

	December 31, 2016
	Fair Value Measurements
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents:
Money market funds	$18,992	$18,992	$—	$—
Total	18,992	18,992	—	—
Marketable securities:
Commercial paper securities	23,185	—	23,185	—
Corporate debt securities	10,004	—	10,004	—
U.S. government-sponsored entity debt securities	87,285	—	87,285	—
Total	120,474	—	120,474	—
Total cash equivalents and marketable securities	$139,466	$18,992	$120,474	$—

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

The subsequent changes in the fair value of the contingent consideration liability were recognized as a component of research and development expense line item in the accompanying consolidated statements of operations as operating expenses. During the year ended December 31, 2015, the recognized amount of the liability for contingent consideration decreased by the total fair value of the contingent consideration of $1.8 million due to the decrease in the probability of incurring potential future royalty payments associated with the impairment of IPR&D assets acquired from Ceregene (see Note 6).

NOTE 3 – MARKETABLE SECURITIES

The table below summarizes the Company’s cash equivalents and available-for-sale securities (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	(Losses)	Fair Value
December 31, 2017
Cash equivalents:
Money market funds	$24,290	$—	$—	$24,290
Commercial paper securities	4,595	—	—	4,595
Total	28,885	—	—	28,885
Available-for-sale securities:
Commercial paper securities	110,365	—	(118)	110,247
Corporate debt securities	75,886	—	(131)	75,755
U.S. government-sponsored entity debt securities	8,498	—	(6)	8,492
Total	194,749	—	(255)	194,494
Total cash equivalents and available-for-sale securities	$223,634	—	$(255)	$223,379
December 31, 2016
Cash equivalents:
Money market funds	$18,992	$—	$—	$18,992
Total	18,992	—	—	18,992
Available-for-sale securities:
Commercial paper securities	23,112	73	—	23,185
Corporate debt securities	10,005	—	(1)	10,004
U.S. government-sponsored entity debt securities	87,307	3	(25)	87,285
Total	120,424	76	(26)	120,474
Total cash equivalents and available-for-sale securities	$139,416	$76	$(26)	$139,466

As of December 31, 2017, all of the Company’s investments had maturity dates within two years as of the balance sheet date. The Company had no material realized losses from the sale of available-for-sale securities for the years ended December 31, 2017, 2016 or 2015. Sangamo has the intent and ability to hold its investments for a period of time sufficient to allow for any anticipated recovery in market value. No investments were other-than-temporarily impaired at either December 31, 2017 or 2016.

NOTE 4 – STOCK-BASED COMPENSATION

The following table shows total stock-based compensation expense recognized in the accompanying consolidated statements of operations (in thousands):

	Year Ended December 31,
	2017	2016	2015
Research and development	$5,031	$6,463	$6,444
General and administrative	4,058	8,594	5,286
Total stock-based compensation expense	$9,089	$15,057	$11,730

As of December 31, 2017, total stock-based compensation expense related to unvested stock options to be recognized in future periods was $16.1 million, which is expected to be expensed over a weighted-average period of 2.79 years.  As of December 31, 2017, total stock-based compensation expense related to unvested RSUs to be recognized in future periods was $0.7 million, which is expected to be expensed over a weighted-average period of 1.03 years. There was no capitalized stock-based employee compensation expense as of either December 31, 2017, 2016 or 2015 respectively.

Valuation Assumptions

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

The weighted-average estimated fair value per share of options granted during 2017, 2016 and 2015 was $4.10, $3.14, and $5.72, respectively, based upon the assumptions used in the Black-Scholes valuation model. The assumptions used for estimating the fair value of the employee stock options are as follows:

	Year Ended December 31,
	2017	2016	2015
Risk-free interest rate	1.81-2.28%	1.13-1.61%	1.46-1.58%
Expected life of option (in years)	5.73-5.83	5.28-5.29	5.25-5.31
Expected dividend yield of stock	0%	0%	0%
Expected volatility	0.71-0.72	0.68-0.70	0.66-0.67

Employees purchased approximately 253,994, 202,711 and 128,181 shares of common stock through the 2010 Employee Stock Purchase Plan at an average exercise price of $3.22, $4.04, and $7.10 per share during 2017, 2016 and 2015, respectively. The weighted-average estimated fair value of shares purchased under the Company’s ESPP during 2017, 2016 and 2015 were $2.37, $2.27 and $4.42, respectively based upon the assumptions used in the Black-Scholes valuation model.

The weighted–average assumptions used for estimating the fair value of the ESPP purchase rights are as follows:

	Year Ended December 31,
	2017	2016	2015
Risk-free interest rate	0.44-0.76%	0.41-0.80%	0.06-0.33%
Expected life of option (in years)	0.5-2.0	0.5-2.0	0.5-2.0
Expected dividend yield of stock	0%	0%	0%
Expected volatility	0.66-0.82	0.71-0.76	0.55-0.70

NOTE 5 – MAJOR CUSTOMERS, PARTNERSHIPS AND STRATEGIC ALLIANCES

Collaboration Agreements

Collaboration and License Agreement with Pfizer Inc. in Human Therapeutics

SB-525 Global Collaboration and License Agreement

On May 10, 2017, Sangamo entered into an exclusive, global Collaboration and License Agreement (the “with Pfizer pursuant to which Sangamo and Pfizer established a collaboration for the research, development and commercialization of SB-525, Sangamo’s gene therapy product candidate for hemophilia A, and closely related products (the “hemophilia A Pfizer Agreement”).

Under the hemophilia A Pfizer Agreement, Sangamo will be responsible for conducting the Phase 1/2 clinical trial and certain manufacturing activities for SB-525, while Pfizer will be responsible for subsequent worldwide development, manufacturing, marketing and commercialization of SB-525.  Sangamo and Pfizer may also collaborate in the research and development of additional adeno-associated virus (“AAV”)-based gene therapy products for hemophilia A.

Under the  hemophilia A Pfizer Agreement, Sangamo received an upfront fee of $70.0 million from Pfizer.  In addition, Sangamo is eligible to receive $208.5 million in payments upon the achievement of specified clinical development, intellectual property and regulatory milestones and $266.5 million in payments upon the achievement of specified first commercial sale milestones for SB-525 and potentially other products. The total amount of potential clinical development, intellectual property, regulatory, and first commercial sale milestone payments, assuming the achievement of all specified milestones in the hemophilia A Pfizer Agreement, is $475.0 million, which includes up to $300.0 million for SB-525 and up to $175.0 million for other products that may be developed under the hemophilia A Pfizer Agreement, subject to reduction on account of payments made under certain licenses for third party intellectual property.  In addition, Pfizer has agreed to pay Sangamo royalties for each potential licensed product developed under the hemophilia A Pfizer Agreement that are an escalating tiered, double-digit percentage of the annual net sales of such product and are subject to reduction due to patent expiration, entry of biosimilar products to the market and payment made under certain licenses for third party intellectual property.  To date, no milestone payments have been received and no products have been approved and therefore no royalty fees have been earned under the hemophilia A Pfizer Agreement. Sangamo in responsible for internal and external research costs as part of the upfront fee and has the ability to request additional reimbursement from Pfizer if certain conditions are met.

Subject to the terms of the hemophilia A Pfizer Agreement, Sangamo granted Pfizer an exclusive, worldwide, royalty-bearing license, with the right to grant sublicenses, to use certain technology controlled by Sangamo for the purpose of developing, manufacturing and commercializing SB-525 and related products. Under the hemophilia A Pfizer Agreement, Pfizer granted Sangamo a non-exclusive, worldwide, royalty free, fully paid license, with the right to grant sublicenses, to use certain manufacturing technology developed under the hemophilia A Pfizer Agreement and controlled by Pfizer to manufacture Sangamo’s products that utilize the AAV delivery system.  During a specified period, neither Sangamo nor Pfizer will be permitted to clinically develop or commercialize, outside of the collaboration, certain AAV-based gene therapy products for hemophilia A.

The Company has identified the deliverables within the hemophilia A Pfizer Agreement as a license to the technology and on-going services. The Company concluded that the license is not a separate unit of accounting as it does not have stand-alone value to Pfizer apart from the services to be performed by the Company pursuant to the hemophilia A Pfizer Agreement. As a result, the Company will recognize revenue from the upfront payment on a straight-line basis over a thirty-two month estimated time over which the Company will perform services under the hemophilia A Pfizer Agreement. The recognition period will be reviewed quarterly and adjusted, as needed, to reflect the Company’s current assumptions regarding the period of performance. As of December 31, 2017, the Company had deferred revenue of $53.0 million related to the hemophilia A Pfizer Agreement. During the year ended December 31, 2017 the Company recognized revenue of $17.0 million related to the upfront fee that was received.

C9ORF72 Research Collaboration and License Agreement

On December 28, 2017, Sangamo entered into a Research Collaboration and License Agreement with Pfizer for the development and commercialization of potential gene therapy products that use zinc finger protein transcription factors (“ZFP-TFs”) to treat amyotrophic lateral sclerosis and frontotemporal lobar degeneration, or ALS/ FTLD, linked to mutations of the C9ORF72 gene. Pursuant to this Pfizer Agreement, Sangamo will work together with Pfizer on a research program to identify, characterize and preclinically develop ZFP-TFs that bind to and specifically reduce expression of the mutant form of the C9ORF72 gene (the “ALS/ FTLD Pfizer Agreement”). This agreement was entered into as a separate and distinct agreement apart from the SB-525 Pfizer agreement. The Pfizer C9ORF72 agreement is related to research specific ZFP-TF gene therapy for the C9ORF72 gene, while the SB-525 Pfizer agreement was for the clinical stage development of AAV-based gene therapy products for hemophilia A.

Sangamo has granted Pfizer an exclusive, royalty-bearing, worldwide, sublicensable license under the Company’s relevant patents and know-how to develop, manufacture and commercialize gene therapy products (“Licensed Products”) that use resulting ZFP-TFs that satisfy pre-agreed criteria. During a specified period, neither Sangamo nor Pfizer will be permitted to research, develop, manufacture or commercialize outside of the collaboration any zinc finger proteins that specifically bind to the C9ORF72 gene.

Under the terms of the ALS/ FTLD Pfizer Agreement, Sangamo received  a $12.0 million upfront payment from Pfizer. Each party will be responsible for the cost of its performance of the research program. Pfizer will be operationally and financially responsible for subsequent development, manufacturing and commercialization of Licensed Products. Sangamo is eligible to receive up to $60.0 million in development milestone payments from Pfizer if a Licensed Product achieves specified preclinical development, clinical development and first commercial sale milestones, and up to $90.0 million commercial milestone payments if annual worldwide net sales of Licensed Products reach specified levels. In addition, Pfizer will pay royalties to Sangamo that are an escalating tiered, mid- to high-single digit percentage of the annual worldwide net sales of Licensed Products. These royalty payments are subject to reduction due to patent expiration, entry of biosimilar products to the market and payments made under certain licenses for third party intellectual property. Sangamo did not recognize revenue related to this Pfizer agreement as the basic criteria for revenue recognition was not satisfied as of December 31, 2017.

Collaboration and License Agreement with Bioverativ Inc. in Human Therapeutics

In January 2014, the Company entered into a Global Research, Development and Commercialization Collaboration and License Agreement with Biogen (the “Bioverativ Agreement”), and in January 2017 this agreement was assigned by Biogen MA Inc. to Biogen’s blood disorder spin-off, Bioverativ.  Pursuant to the Bioverativ Agreement, Sangamo and Bioverativ will collaborate to discover, develop, seek regulatory approval for and commercialize therapeutics based on Sangamo’s zinc finger DNA-binding protein (“ZFP”) technology for beta-thalassemia and sickle cell disease (“SCD”).

Under the Bioverativ Agreement, Sangamo and Bioverativ jointly conduct two research programs: the beta-thalassemia program and the SCD program. For the beta-thalassemia program, Sangamo is responsible for all discovery, research and development activities through the first human clinical trial for the first therapeutic developed under the Bioverativ Agreement for the treatment of beta-thalassemia. For the SCD program, both parties are responsible for research and development activities through the submission of an Investigational New Drug (“IND”) application for a ZFP-based therapeutic intended to treat SCD. For both programs, Bioverativ is responsible for subsequent world-wide clinical development, manufacturing and commercialization of licensed products developed under the Bioverativ Agreement. At the end of specified research terms for each program or under certain specified circumstances, Bioverativ has the right to step in and take over any remaining activities of Sangamo. Furthermore, Sangamo has an option to co-promote in the United States any licensed products to treat beta-thalassemia and SCD developed under the Bioverativ Agreement, and Bioverativ agrees to compensate Sangamo for such co-promotion activities.

Sangamo received an upfront license fee of $20.0 million upon entering into the Bioverativ Agreement. In addition, the Company will also be eligible to receive $115.8 million in payments upon the achievement of specified clinical development and regulatory milestones, as well as $160.5 million in payments upon the achievement of specified sales milestones. Bioverativ reimburses Sangamo for agreed upon costs incurred in connection with research and development activities conducted by Sangamo. In addition, if products are commercialized under the Bioverativ Agreement, Bioverativ will pay Sangamo incremental royalties for each licensed product that are a tiered double-digit percentage of annual net sales of such product. To date, no milestone payments have been received and no products have been approved and therefore no royalty fees have been earned under the Bioverativ Agreement.

In January 2016, the parties agreed on an updated beta-thalassemia development plan and budget using the BCL11A erythroid enhancer target. In November 2016, Sangamo and Bioverativ agreed on an updated beta-thalassemia development plan and budget. As a result of this change, the Company updated the estimated performance period of the upfront license through June 2020, and updated the milestones to be received based on the updated schedule and targets under the Bioverativ Agreement.

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

The Company has identified the deliverables within the arrangement as a license to the technology and on-going research services activities. The Company concluded that the license is not a separate unit of accounting as it does not have stand-alone value to Bioverativ apart from the research services to be performed pursuant to the Bioverativ Agreement. As a result, the Company will recognize revenue from the upfront payment on a straight-line basis over a forty-four month estimated research term as of the November 2016 modification date, during which time the Company will perform research services. The estimated period of performance is reviewed quarterly and adjusted, as needed, to reflect the Company’s current assumptions regarding the timing of its deliverables. As of December 31, 2017, the Company had deferred revenue of $4.6 million related to the Bioverativ Agreement.

Revenues recognized under the Bioverativ Agreement for the years ended December 31, 2017, 2016 and 2015 are as follows (in thousands):

	Year Ended December 31,
	2017	2016	2015
Revenue related to Bioverativ Collaboration:
Recognition of upfront fee	$1,769	$2,321	$6,176
Research services	10,489	6,565	7,769
Total	$12,258	$8,886	$13,945

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

Under the original Shire Agreement, the Company and Shire agreed to develop potential human therapeutic or diagnostic products for seven gene targets. The initial four gene targets selected were blood clotting Factors VII, VIII, IX and X, and products developed for such initial gene targets would be used for treating or diagnosing hemophilia A and B. In June 2012, Shire selected a fifth gene target for the development of a ZFP therapeutic for Huntington’s disease. Shire had the right, subject to certain limitations, to designate two additional gene targets. Pursuant to the Shire Agreement, the Company granted Shire an exclusive, world-wide, royalty-bearing license, with the right to grant sublicenses, to use Sangamo’s ZFP technology for the purpose of developing and commercializing human therapeutic and diagnostic products for the gene targets.

Under the terms of the Shire Agreement, the Company was responsible for all research activities through the submission of an IND or European Clinical Trial Application (CTA), while Shire was responsible for clinical development and commercialization of products generated from the research program from and after the acceptance of an IND or CTA for the product. Shire reimbursed Sangamo for agreed upon internal and external program-related research costs. The Company received an upfront license fee of $13.0 million upon entering into the Shire Agreement in 2012. In 2014, Sangamo recognized a $1.0 million milestone payment related to the hemophilia program.

On September 1, 2015, the Shire Agreement was amended such that Shire agreed to return to Sangamo the exclusive, world-wide rights to gene targets for the development and commercialization of ZFP therapeutics for hemophilia A and B.  Shire retains the rights and will continue to develop a ZFP therapeutic for Huntington’s disease.  Sangamo will provide certain target feasibility services, and upon Shire’s request, certain research activities according to a research plan as agreed upon by both companies. Such research activities performed by Sangamo will be reimbursed by Shire. Shire’s rights with respect to other targets contemplated in the original agreement revert to Sangamo. Under the revised agreement, each company is responsible for expenses associated with its own programs, and Shire will reimburse Sangamo for any ongoing services provided by Sangamo for Shire’s programs. In 2015, Shire reimbursed Sangamo $3.4 million related to obligations prior to the amendment date which was recognized in revenue as the expense related to those obligations was incurred. Sangamo has granted Shire a right of first negotiation to license the hemophilia A and B programs developed by Sangamo under the amended agreement. Under the amended agreement, Shire does not have any milestone payment obligations with respect to the retained programs, but it is required to pay single digit percentage royalties to Sangamo, up to a specified maximum cap, on the commercial sales of ZFP therapeutic products from such programs. Under the Shire Agreement, Sangamo has full control over, and full responsibility for the costs of, the hemophilia programs returned to us, subject to certain diligence obligations and Shire’s right of first negotiation to obtain a license to such programs under certain circumstances. The Company is required to pay single digit percentage royalties to Shire, up to a specified maximum cap, on commercial sales of ZFP therapeutic products from such returned programs.

The Company has concluded that the license is not a separate unit of accounting as it does not have stand-alone value to Shire apart from the research services to be performed pursuant to the Shire amendment. The Company satisfied the deliverables and research services responsibilities within the amended arrangement which were completed in 2017. As a result, the Company recognized the remaining $2.3 million of deferred revenue from the upfront payment during the year ended December 31, 2017.

Revenues recognized under the Shire Agreement for the years ended December 31, 2017, 2016 and 2015, were as follows (in thousands):

	Year Ended December 31,
	2017	2016	2015
Revenue related to Shire Collaboration:
Recognition of upfront fee	$2,333	$2,181	$2,167
Research services	116	1,096	13,584
Total	$2,449	$3,277	$15,751

Agreement with Sigma-Aldrich Corporation (Sigma) in Laboratory Research Reagents, Transgenic Animal and Commercial Protein Production Cell-line Engineering

In 2007, Sangamo entered into a license agreement with Sigma to provide Sigma with access to Sangamo’s proprietary ZFP technology and the exclusive right to use the technology to develop and commercialize research reagent products and services in the research field, excluding certain agricultural research uses that Sangamo previously licensed to DAS. Sangamo developed laboratory research reagents using its ZFP technology over a three year research services period. Sangamo has since transferred the ZFP manufacturing technology to Sigma.

In October 2009, Sangamo expanded its license agreement with Sigma. In addition to the original terms of the license agreement, Sigma received exclusive rights to develop and distribute ZFP-modified cell lines for commercial production of protein pharmaceuticals and certain ZFP-engineered transgenic animals for commercial applications. Under the terms of the agreement, Sigma made an upfront cash payment of $20.0 million consisting of a $4.9 million purchase of 636,133 shares of Sangamo common stock, valued at $4.9 million, and a $15.1 million upfront license fee. Sangamo is also eligible to receive commercial license fees of $5.0 million based upon a percentage of net sales and sublicensing revenue and thereafter a reduced royalty rate of 10.5% of net sales and sublicensing revenue. In addition, upon the achievement of certain cumulative commercial milestones, Sigma will make milestone payments to Sangamo up to an aggregate of $25.0 million. Sangamo does not have additional ongoing performance obligations under the agreement.

Revenues recognized under the agreement with Sigma for the years ended December 31, 2017, 2016 and 2015, were as follows (in thousands):

	Year Ended December 31,
	2017	2016	2015
Revenue related to Sigma Collaboration:
Royalty revenues	$452	$137	$390
License fee revenues	267	1,140	4,463
Total	$719	$1,277	$4,853

Agreement with Dow AgroSciences in Plant Agriculture

In 2005, Sangamo entered into an exclusive commercial license with Dow AgroSciences, LLC, or DAS, with an initial three year research term. Under this agreement, Sangamo is providing DAS with access to its proprietary ZFP technology and the exclusive right to use the technology to modify the genomes or alter the nucleic acid or protein expression of plant cells, plants, or plant cell cultures. Sangamo has retained rights to use plants or plant-derived products to deliver ZFP TFs or ZFNs into humans or animals for diagnostic, therapeutic or prophylactic purposes. In 2008 DAS exercised its option and obtained a commercial license to sell products incorporating or derived from plant cells generated using the Company’s ZFP technology. The exercise of the option triggered a one-time commercial license fee of $6.0 million, payment of the remaining $2.3 million of the previously agreed upon $4.0 million in research milestones, development and commercialization milestone payments for each product, and royalties on sales of products. Furthermore, DAS has the right to sublicense Sangamo’s ZFP technology to third parties for use in plant cells, plants, or plant cell cultures, and Sangamo will be entitled to 25% of any cash consideration received by DAS under such sublicenses. In December 2010 the Company amended its agreement with DAS to extend the period of reagent manufacturing services and research services through December 31, 2012.

The agreement with DAS also provides for minimum sublicense fees each year due to Sangamo every October, provided the agreement is not terminated by DAS. Annual fees range from $250,000 to $3.0 million and total $25.3 million over 11 years unless terminated at any time by DAS. The Company does not have any performance obligations. In the event of any termination of the agreement, all rights to use the Company’s ZFP technology will revert to Sangamo, and DAS will no longer be permitted to practice Sangamo’s ZFP technology or to develop or, except in limited circumstances, commercialize any products derived from the Company’s ZFP technology.

Revenues under the agreement with DAS were $3.0 million during 2017 and $5.1 million and $3.0 million during 2016 and 2015, respectively.

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

The aggregate consideration transferred or transferable by Sangamo to former Ceregene stockholders at closing consisted of 100,000 shares of Sangamo common stock, with an approximate fair value of $1.2 million and a contingent earn-out of $1.5 million on the Closing Date. The $1.8 million fair value of the contingent earn-out liability was reduced to zero in March 2015 upon Sangamo’s decision not to pursue development of Ceregene’s technology as discussed below.

Intangible Assets Acquired

Intangible assets acquired included In-Process Research and Development (IPR&D), which consisted of Ceregene’s two clinical product candidates, CERE-110 for the treatment of AD and CERE-120 for the treatment of Parkinson’s disease. The Company determined that the combined Closing Date estimated fair values of CERE-110 and CERE-120 was $1.9 million. In the first quarter of 2015, the Company decided to discontinue the CERE-110 and CERE-120 clinical trial programs. As such, the probability of achieving projected revenues and cash flows associated with these programs were adversely affected. The Company does not believe the programs have an alternative future use for itself or other market participants. Accordingly, during the year ended December 31, 2015, the Company recognized a $1.9 million impairment charge related to these assets.

Intangible assets also included $1.6 million in goodwill, the excess of the consideration transferred over the fair values assigned to the assets acquired and liabilities assumed. Goodwill represents benefits that Sangamo believes will result from combining its operations with the operations of Ceregene and any intangible assets that do not qualify for separate recognition, as well as any future, yet unidentified products.  The Company tests goodwill for impairment on an annual basis or sooner, if deemed necessary. There have been no changes to goodwill since the Closing Date, and no impairment has been recognized.

NOTE 7 – PROPERTY AND EQUIPMENT

Property and equipment consist of the following (in thousands):

	December 31 ,
	2017	2016
Laboratory equipment	$7,572	$6,206
Furniture and fixtures	1,494	636
Leasehold improvements	3,425	1,330
Buildings	3,876	3,876
Total	16,367	12,048
Less accumulated depreciation and amortization	(6,951)	(5,639)
Construction in Progress	21,650	148
	$31,066	$6,557

Depreciation and amortization expense was $1.5 million in 2017, $1.0 million in 2016 and $1.0  million in 2015.  In 2017 the Company capitalized $20.9 million related to the fair value of the Brisbane building and $0.3 million of construction costs in Construction in Progress under the build-to-suit lease guidance (see Note 14). In 2016 the Company capitalized $3.9 million related to the costs of the Richmond construction as a build-to-suit property within property and equipment, net, and recognize a corresponding build-to-suit lease obligation for the same amount. Both buildings will depreciate over the period of their lease, respectively.

NOTE 8 – COMMITMENTS AND CONTINGENCIES

Sangamo occupies office and laboratory space under operating leases in Richmond, California. In August 2013, Sangamo amended its lease agreement for our corporate headquarters wherein the lease was extended through August 2019. The Company has three additional properties located in Richmond, CA. This includes two leases, one to occupy approximately 7,700 square feet of research and office space that expires in August 2019, and another to occupy approximately 6,200 square feet of office space that expires in July 2021. Sangamo also has two build-to-suit leases to occupy approximately 41,400 square feet of space in Richmond that expires in December 2021 and approximately 87,700 square feet of space in Brisbane that expires in May 2029. Rent expense related to these lease agreements was $1.1 million, $1.0 million, and $0.9 million for 2017, 2016 and 2015, respectively. Future minimum payments under lease obligations at December 31, 2017 consist of the following (in thousands):

Fiscal Year:
2018	$1,685
2019	2,925
2020	3,795
2021	3,798
2022	3,335
Thereafter	23,896
Total minimum payments	$39,434

For 2018, the company is committed to spend $8.8 million for tenant improvements related to the Brisbane build-to-suit lease and $8.7 million as part of our services agreement with Brammer Bio MA, LLC, or Brammer, to provide dedicated capacity to supply our preclinical and clinical programs. The Company also has $5.2 million of license commitments related to its intellectual property.

Contingencies

Sangamo is not party to any material pending legal proceeding. From time to time, we may be involved in legal proceedings arising in the ordinary course of business.

NOTE 9 – STOCKHOLDERS’ EQUITY

Preferred Stock

The Company has 5,000,000 preferred shares authorized, which may be issued at the discretion of the Company’s Board of Director’s discretion.

Common Stock

On June 26, 2017, Sangamo completed an underwritten public offering of its common stock, in which the Company sold an aggregate of 11.5 million shares of its common stock at a public offering price of $7.25 per share. The net proceeds to Sangamo from the sale of shares in this offering, after deducting underwriting discounts and commissions and other offering expenses, were approximately $78.1 million.

At-the-Market Offering Agreements

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

On November 10, 2017, the Compensation committee of the Company’s Board of Directors approved the amendment and restatement of the Company’s Amended and Restated 2013 Stock Incentive Plan, to reserve an additional one million shares of the Company’s common stock to be used exclusively for grants of awards to individuals who were not previously employees or non-employee directors of the Company (or following a bona fide period of non-employment with the Company), as an inducement material to each such individual’s entry into employment with us within the meaning of Rule 5635(c)(4) of the NASDAQ Listing Rules, or Rule 5635(c)(4). The 2013 Plan was amended and restated by the Compensation Committee without stockholder approval pursuant to Rule 5635(c)(4).

Employee Stock Purchase Plan

Sangamo’s 2010 Employee Stock Purchase Plan (“Purchase Plan”), which supersedes the Company’s 2000 Employee Stock Purchase Plan, provides a total reserve of 2,100,000 shares of common stock for issuance under the Purchase Plan. Eligible employees may purchase common stock at 85 percent of the lesser of the fair market value of Sangamo’s common stock on the first day of the applicable two-year offering period or the last day of the applicable six-month purchase period.

Stock Option Activity

A summary of Sangamo’s stock option activity is as follows:

		Weighted-
		Average	Weighted Average	Aggregate
	Number of	Exercise per	Remaining	Intrinsic
	Shares	Share Price	Contractual Term	Value
			(In years)	(In thousands)
Options outstanding at December 31, 2016	9,256,506	$8.31
Options granted	3,091,125	$6.48
Options exercised	(2,030,815)	$7.76
Options canceled	(2,029,360)	$8.28
Options outstanding at December 31, 2017	8,287,456	$7.77	6.69	$71,658
Options vested and expected to vest at December 31, 2017	8,287,456	$7.77	6.69	$71,658
Options exercisable at December 31, 2017	3,881,078	$8.99	4.13	$28,864

Newly created shares are issued upon exercises of options. There were no shares subject to Sangamo’s right of repurchase as of December 31, 2017. The intrinsic value of options exercised was $12.3 million, $0.1 million and $6.4 million during 2017, 2016 and 2015, respectively.

At December 31, 2017, the aggregate intrinsic values of outstanding and exercisable options were $71.7 million and $28.9 million, respectively. The aggregate intrinsic value of options vested and expected to vest as of December 31, 2017, 2016 and 2015 was $71.7 million, $0.0 million and $14.0 million, respectively.

The following table summarizes information with respect to stock options outstanding at December 31, 2017:

	Options Outstanding and Exercisable		Options Exercisable
	Number of		Number of
	Shares of		Shares of
	common stock	Weighted Average	common stock
	subject to	Remaining	subject to	Weighted Average
Range of Exercise Price	options	Contractual Life	options	Exercise Price
		(In years)
$2.55 – $3.45	612,318	7.92	214,920	$3.13
$3.50 – $3.50	1,527,625	9.07	—	$—
$3.55 – $5.41	1,212,567	5.24	672,930	$5.34
$5.42 – $7.07	1,501,051	5.53	967,506	$6.11
$7.20 – $9.41	1,199,546	7.17	551,162	$9.06
$9.45 – $13.35	885,599	5.52	659,946	$11.92
$13.54 – $15.00	1,148,250	6.26	668,752	$14.07
$15.11 – $18.26	178,000	7.31	124,561	$16.41
$19.51 – $19.51	10,000	6.14	9,583	$19.51
$19.80 – $19.80	12,500	6.23	11,718	$19.80
	8,287,456	6.69	3,881,078	$8.99

Restricted Stock Units

During 2017, 2016 and 2015, the Company awarded 12,600, 60,000, and 446,000  Restricted Stock Units (RSUs), respectively. The RSUs awarded in 2017, 2016 and 2015 had an average grant date fair value per award of $15.85, $5.16 and $9.45, respectively. These awards generally vest as follows: one-third of the award will vest in a series of three successive equal annual installments. The aggregate fair value of RSUs vested during 2017, 2016 and 2015 was $1.2 million, $4.8 million and $4.1 million, respectively.

A summary of Sangamo’s RSU activity is as follows:

	Number	Weighted Average
	of	Remaining	Aggregate Intrinsic
	Shares	Contractual Term	Value
		(In years)	(In thousands)
RSUs outstanding at December 31, 2016	321,816
RSUs awarded	12,600
RSUs released	(112,917)
RSUs forfeited	(141,327)
RSUs outstanding at December 31, 2017	80,172	0.90	$1,315
RSUs vested and expected to vest at December 31, 2017	80,172	0.90	$1,315

RSUs that vested in 2017, 2016 and 2015 were net-share settled such that the Company withheld shares with value equivalent to the employees’ minimum statutory obligation for the applicable income and other employment taxes, and remitted the cash to the appropriate taxing authorities. The total shares withheld were approximately 42,243, 165,181, and 172,807 for 2017, 2016 and 2015, respectively and were based on the value of the RSUs on their respective issuance dates as determined by the Company’s closing stock price. Total payments for the employees’ tax obligations to taxing authorities were $0.7 million, $0.8 million and $1.5 million in 2017, 2016 and 2015, respectively and are reflected as a financing activity within the accompanying consolidated statements of cash flows. These net-share settlements had the effect of share repurchases by the Company as they reduced and retired the number of shares that would have otherwise been issued as a result of the vesting and did not represent an expense to the Company.

As of December 31, 2017, there were 3,601,633 shares reserved for future awards under the Company’s 2013 Plan and 835,674 shares of common stock reserved for future issuance under the Purchase Plan.

NOTE 10 – INCOME TAXES

The benefit for income taxes consisted of the following (in thousands):

	Year Ended December 31,
	2017	2016	2015
Benefit for income taxes:
Current:
Federal	$—	$—	$—
State	—	—	—
Subtotal	—	—	—
Deferred:
Federal	$—	$(12)	$(5,563)
State	—	(2)	(159)
Subtotal	—	(14)	(5,722)
Income tax benefit	$—	$(14)	$(5,722)

The difference between the benefit for income taxes and the amount computed by applying the federal statutory income tax rate (34%) to loss before taxes is explained as follows (in thousands):

	Year Ended December 31,
	2017	2016	2015
Tax at federal statutory rate	$(18,553)	$(24,369)	$(15,785)
State taxes, net	795	(747)	4,840
Federal Rate Change	53,045	—	—
Non-deductible stock compensation	2,120	2,781	1,085
Research credits	(869)	(1,424)	(814)
Change in valuation allowance	(36,575)	23,773	5,043
Other	37	(28)	(91)
Income tax benefit	$—	$(14)	$(5,722)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets are as follows (in thousands):

	December 31 ,
	2017	2016
Assets:
Deferred tax assets:
Net operating loss carryforwards	$91,308	$114,222
Research and development tax credit carryforwards	15,147	12,518
Stock-based compensation	3,168	8,565
Deferred revenue	934	2,918
Other	2,276	3,492
Total deferred tax asset	112,833	141,715
Valuation allowance	112,833	141,715
Net deferred tax assets	$—	$—
Liabilities:
Net deferred tax liability related to intangible assets	—	—
Total deferred tax liability	$—	$—

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

A valuation allowance is recorded when it is more likely than not that all or some portion of the deferred income tax assets will not be realized. We regularly assess the need for a valuation allowance against our deferred income tax assets by considering both positive and negative evidence related to whether it is more likely than not that our deferred income tax assets will be realized. In evaluating our ability to recover our deferred income tax assets within the jurisdiction from which they arise, we consider all available positive and negative evidence, including scheduled reversals of deferred income tax liabilities, projected future taxable income, tax-planning strategies, and results of recent operations. Accordingly, based upon the Company’s analysis of these factors the net deferred tax assets have been fully offset by a valuation allowance. The valuation allowance (decreased) increased by $(28.9) million, $23.8 million and $5.0 million for the years ended December 31, 2017, 2016 and 2015, respectively. As of December 31, 2017, Sangamo had net operating loss carryforwards for federal and state income tax purposes of approximately $475 million and $142 million, respectively. If not utilized, the net federal and state operating loss carryforwards will expire in 2018 and 2017, respectively. The Company also has federal and state research tax credit carryforwards of $10.8 million and $11.8 million, respectively. The federal research credits will begin to expire in 2018 while the state research credits have no expiration date. Utilization of the Company’s net operating loss carryforwards and research tax credit carryforwards may be subject to substantial annual limitations due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. The annual limitation could result in the expiration of the net operating loss carryforwards and research tax credit carryforwards before utilization.

On December 22, 2017, President Trump signed the Tax Cuts and Jobs Act ("Tax Reform") into legislation.  The Tax Reform makes significant changes to the US corporate income tax law including, but not limited to, (1) reducing the U.S. federal corporate tax rate to 21% from 35% and (2) requiring a one-time mandatory transition tax on previously deferred foreign earnings of US subsidiaries.  Under ASC 740, the effects of changes in tax rates and laws are recognized in the period in which the new legislation is enacted.  In the case of US federal income taxes, the enactment date is the date the bill becomes law.    With respect to this legislation, we expect no financial statement impact due to the Company's valuation allowance.  The Company performed a re-measurement of deferred tax assets and liabilities as a result of the decrease in the corporate Federal income tax rate from 35% to 21%. In addition to the reduction of U.S. federal corporate tax rate, the Company has also considered the impact of the foreign transition tax for which it has estimated that it would not need to accrue any amounts.

In December 2017, the Securities and Exchange Commission staff issued Staff Accounting Bulletin No.118 (SAB 118) to provide guidance on the application of the Tax Reform when a company does not have the necessary information available, prepared, or analyzed in reasonable to detail to reflect the effects of the Tax Reform.  SAB 118 provides guidance for companies under the three scenarios (1) measurement of certain income tax effects is complete, (2) measurement of certain income tax effect can be reasonably estimated, and (3) measurement of certain income tax effects cannot be reasonably estimated.  Companies are to complete the accounting under ASC 740 in regards to the Tax Reform within a measurement period that does not extend one year from the date of enactment (i.e., December 22, 2018).  In accordance with SAB 118, companies must reflect the tax effects of the Tax Reform for which the accounting under 740 is complete. If certain income tax effect can be reasonably estimated, then the companies must report provisional amounts in the reporting period in which the companies can determine the reasonable estimate during the measurement period.  In the case that certain income tax effects cannot be reasonably estimated, companies do not have to report effects of the Tax Reform.  However, they should continue to apply ASC 740 based on the rules before the enactment of the Tax Reform and report any income tax effects in the first reporting period in which reasonable estimates become available.

We expect the new law to significantly reduce our tax rate in future periods, and our tax footnote reflects the effects of a Federal tax rate reduction net of our valuation allowance, which resulted in a net overall reduction of $0.

The final transition impacts of the Tax Act may differ from the above estimate, possibly materially, due to, among other things, changes in interpretations of the Tax Act, any legislative action to address questions that arise because of the Tax Act, any changes in accounting standards for income taxes or related interpretations in response to the Tax Act, or any updates or changes to estimates the company has utilized to calculate the transition impacts, including impacts from changes to current year earnings estimates and foreign exchange rates of foreign subsidiaries.  In accordance with SAB 118, the Company is allowed a measurement period of up to one year after the enactment date of the Tax Act to finalize the recording of the related tax impacts.  We currently anticipate finalizing and recording any resulting adjustments by year ending December 31, 2018.

The Company files federal and state income tax returns with varying statutes of limitations. The tax years from 2002 forward remain open to examination due to the carryover of net operating losses or tax credits. The Company also files a UK income tax return, and the tax years from 2008 and thereafter remain open to examination.

The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. As of December 31, 2017, the Company had no accrued interest and/or penalties. The unrecognized tax benefits may change during the next year for items that arise in the ordinary course of business. In the event that any unrecognized tax benefits are recognized, the effective tax rate will not be affected.

The following table summarizes the activity related to the Company’s unrecognized tax benefits (in thousands):

	December 31,
	2017	2016	2015
Beginning balance	$5,045	$8,330	$3,438
Additions based on tax positions related to the current year	622	1,023	557
Additions for tax positions of prior years	(8)	27	4,335
Reductions for tax positions of prior years	—	(4,335)	—
Ending balance	$5,659	$5,045	$8,330

NOTE 11 – ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities consist of the following (in thousands):

	December 31 ,
	2017	2016
Accounts payable	$16	$2,580
Accrued research and development expenses	7,898	2,887
Accrued professional fees	1,318	270
Deferred rent	417	498
Other	1,386	26
Total accounts payable and accrued liabilities	$11,035	$6,261

NOTE 12 – EMPLOYEE BENEFIT PLAN

The Company sponsors a defined-contribution savings plan under Section 401(k) of the Internal Revenue Code covering all full-time employees (Sangamo 401(k) Plan). The Sangamo 401(k) Plan is intended to qualify under Section 401 of the Internal Revenue Code.

The Company matched employee contributions equal to 50% for the first 8% in 2017 and 6% in both 2016 and 2015, respectively, up to a limit of $4,000 in 2017 and $3,000 in both 2016 and 2015, respectively. Matching funds are fully vested when contributed. Contributions to the Sangamo 401(k) Plan by the Company were $0.5 million, $0.3 million, and $0.3 million for the years ended December 31, 2017, 2016 and 2015, respectively.

NOTE 13 – QUARTERLY FINANCIAL DATA (UNAUDITED)

The following table sets forth certain unaudited quarterly financial data for the eight quarters ended December 31, 2016. The unaudited information set forth below has been prepared on the same basis as the audited information contained herein and includes all adjustments necessary to present fairly the information set forth. The operating results for any quarter are not indicative of results for any future period. All data is in thousands except per share data.

	2017				2016
	Q1	Q2	Q3	Q4	Q1	Q2	Q3	Q4
Revenues	$3,425	$8,253	$11,812	$13,077	$3,942	$3,702	$2,823	$8,922
Expenses	$20,217	$21,021	$24,847	$26,843	$20,623	$30,544	$22,029	$18,752
Net loss	$(16,632)	$(12,491)	$(12,354)	$(13,091)	$(16,494)	$(26,575)	$(18,965)	$(9,624)
Net loss per share	$(0.23)	$(0.17)	$(0.15)	$(0.15)	$(0.23)	$(0.38)	$(0.27)	$(0.14)

NOTE 14 – BUILD-TO-SUIT LEASE

Brisbane Build-to-Suit Lease

In November 2017, the Company entered into a long-term property lease which includes construction by the lessor of a building with approximately 87,700 square feet of space, in Brisbane, California. Substantial completion of the building is estimated to occur in the last quarter of 2018. The lease agreement expires in May 2029, approximately ten years after substantial completion of the building. A letter of credit for $3.5 million was established as the deposit and is classified within other noncurrent assets in the financial statements. The Company has two options to extend the lease term for up to a combined additional ten years.

The Company is deemed, for accounting purposes only, to be the owner of the entire project including the building shell, even though it is not the legal owner as a result of the cold shell condition of the building and involvement in the construction process. In connection with the Company’s accounting for this transaction, the Company capitalized the costs of construction as a build-to-suit property within property and equipment, net, and recognize a corresponding build-to-suit lease obligation, including interest. Fair value of the building was estimated at $20.9 million using comparable market prices per square foot for similar space for public real estate transactions in the surrounding area and is considered a Level 2 fair value measurement. As of December 31, 2017, $21.2 million was capitalized with a corresponding build-to-suit lease obligation recognized related to this lease for the building and construction costs.

Point Pinole Build-to-Suit Lease

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

NOTE 15 – CLAIMS SETTLEMENT

In September 2015, the Company received $14.5 million as a settlement with certain institutional investors that were beneficial owners of Sangamo’s common stock related to the disgorgement of short-swing profits pursuant to Section 16(b) of the Securities Exchange Act of 1934, as amended.  The settlement of $9.5 million, net of a $5.0 million income tax benefit and certain expenses, was recognized as additional paid-in capital.

NOTE 16 – SUBSEQUENT EVENT

In February 2018, the Company entered into a Collaboration and License Agreement with Kite Pharma, Inc. (“Kite”), a wholly-owned subsidiary of Gilead Sciences, Inc. (“Gilead”), for the research, development and commercialization of potential engineered cell therapies for cancer. The Company will work together with Kite on a research program under which the Company ZFNs and AAVs to disrupt and insert certain genes in T cells and NK cells, including the insertion of genes that encode CARs, T-cell receptors (“TCRs”) and NK cell receptors (“NKRs”) directed to mutually agreed targets.  Kite will be responsible for all clinical development and commercialization of any resulting products. Except for confidentiality obligations and certain representations, warranties and covenants, which are effective upon execution, the effectiveness of the Kite agreement is subject to the expiration or termination of all applicable waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended and other customary closing conditions.

Under the terms of the Kite agreement, the Company will, upon the effectiveness of the Kite agreement, receive a $150 million upfront payment from Kite. Kite will reimburse the Company’s direct costs to conduct the joint research program under the Kite agreement, and Kite will be operationally and financially responsible for all subsequent development, manufacturing and commercialization of licensed products. The Company is also eligible to receive contingent development- and sales-based milestone payments that could total up to $3.01 billion if all of the specified milestones set forth in the Kite agreement are achieved. Of this amount, approximately $1.26 billion relates to the achievement of specified research, clinical development, regulatory and first commercial sale milestones, and approximately $1.75 billion relates to the achievement of specified sales-based milestones if annual worldwide net sales of licensed products reach specified levels. Each development- and sales-based milestone payment is payable (i) only once for each licensed product, regardless of the number of times that the associated milestone event is achieved by such licensed product, and (ii) only for the first ten times that the associated milestone event is achieved, regardless of the number of licensed products that may achieve such milestone event.  In addition, the Company will be entitled to receive escalating, tiered royalty payments with a percentage in the mid-single digits based on potential future annual worldwide net sales of licensed products. These royalty payments will be subject to reduction due to patent expiration, entry of biosimilar products to the market and payments made under certain licenses for third-party intellectual property.  At this time the Company is assessing the accounting impact of the agreement.

ITEM 9 – CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A – CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Under the supervision of our principal executive officer and principal financial officer, we evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of December 31, 2017.  Based on that evaluation, as of December 31, 2017, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

Inherent Limitations on Controls and Procedures

Our management, including the principal executive officer and principal financial officer, does not expect that our disclosure controls and procedures and our internal control over financial reporting will prevent all error and all fraud. A control system, no matter how well designed and operated, can only provide reasonable assurances that the objectives of the control system are met. The design of a control system reflects resource constraints; the benefits of controls must be considered relative to their costs. Because there are inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, for our company have been or will be detected. As these inherent limitations are known features of the disclosure and financial reporting processes, it is possible to design into the processes safeguards to reduce, though not eliminate, these risks. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events. While our disclosure controls and procedures and our internal control over financial reporting are designed to provide reasonable assurance of achieving their objectives, there can be no assurance that any design will succeed in achieving its stated goals under all future conditions. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with the policies or procedures. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining an adequate internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) for our company. Our management, including our principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework set forth in the “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on an evaluation under that framework, our management concluded that our internal control over financial reporting was effective at the reasonable assurance level as of December 31, 2017.

The effectiveness of our internal control over financial reporting as of December 31, 2017 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report, which is included herein.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended December 31, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Sangamo Therapeutics, Inc.

Opinion on Internal Control over Financial Reporting

We have audited Sangamo Therapeutics, Inc.’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Sangamo Therapeutics, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the 2017 consolidated financial statements of the Company and our report dated March 1, 2018 expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.

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

Definition and Limitations of Internal Control Over Financial Reporting

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

/s/ ERNST & YOUNG LLP

Redwood City, California

March 1, 2018

ITEM 9B – OTHER INFORMATION

None

PART III

Certain information required by Part III is omitted from this Report on Form 10-K because we intend to file our definitive Proxy Statement for our next Annual Meeting of Stockholders, pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended (the 2018 Proxy Statement), no later than April 30, 2018, and certain information to be included in the 2018 Proxy Statement is incorporated herein by reference.

ITEM 10 – DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item concerning our directors, executive officers, Section 16 compliance and corporate governance matters is incorporated by reference in our 2018 Proxy Statement.

ITEM 11 – EXECUTIVE COMPENSATION

The information required by this item regarding executive compensation is incorporated by reference in our 2018 Proxy Statement.

ITEM 12 – SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item regarding security ownership of certain beneficial owners and management is incorporated by reference in our 2018 Proxy Statement.

ITEM 13 – CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item regarding certain relationships and related transactions is incorporated by reference in our 2018 Proxy Statement.

ITEM 14 – PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item regarding principal accounting fees and services is incorporated by reference in our 2018 Proxy Statement.

PART IV

ITEM 15 – EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following documents are included as part of this Annual Report on Form 10-K:

1. Financial Statements—See Index to Consolidated Financial Statements in Item 8.

2. Financial Statement Schedules—Not Applicable.

3. Exhibits

Exhibit Number	Description of Document
3.1	Seventh Amended and Restated Certificate of Incorporation, as amended (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q filed August 9, 2017).
3.2	Second Amended and Restated Bylaws, as amended (incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q filed August 9, 2017).
4.1	Form of Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed January 6, 2017).
10.1(+)	Amended and Restated 2013 Stock Incentive Plan (the “2013 Plan”) (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed November 14, 2017).
10.2(+)	Form of Restricted Stock Unit Award Agreement under the 2013 Plan.

Exhibit Number	Description of Document
10.3(+)	Form of Notice of Grant of Stock Option under the 2013 Plan (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed June 14, 2013).
10.4(+)	Form of Stock Option Agreement under the 2013 Plan (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed June 14, 2013).
10.5(+)	Form of Notice of Grant of Stock Option – Director Initial Grant under the 2013 Plan (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed June 14, 2013).
10.6(+)	Form of Notice of Grant of Stock Option – Director Annual Grant under the 2013 Plan (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed June 14, 2013).
10.7(+)	Form of Automatic Stock Option Agreement under the 2013 Plan (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed June 14, 2013).
10.8(+)	2010 Employee Stock Purchase Plan (incorporated by reference to Appendix B to the Company’s Definitive Proxy Statement on Schedule 14A filed April 21, 2010).
10.9(+)	Executive Severance Plan (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed May 10, 2017).
10.10(+)	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed August 6, 2015).
10.11(+)

Employment Agreement between the Company and Alexander (Sandy) Macrae, dated May 17, 2016 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed August 4, 2016).

10.12(+)	Employment Agreement between the Company and Kathy Yi, dated February 28, 2017 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed May 10, 2017).
10.13(+)	Offer Letter between the Company and Curt A. Herberts, dated August 16, 2010.
10.14(+)	Employment Agreement between the Company and Edward Conner, dated November 1, 2016 (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed May 10, 2017).
10.15(+)

Amended and Restated Employment Agreement between the Company and  H. Ward Wolff, dated December 31, 2008 (incorporated by reference to Exhibit 10.26 to the Company’s Annual Report on Form 10-K filed March 3, 2009).

10.16(+)	Separation Agreement between the Company and Dale Ando, dated February 21, 2017.
10.17

Triple Net Laboratory Lease between the Company and Point Richmond R&D Associates II, LLC, dated May 23, 1997 (incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form S-1 (Reg. No. 333-30314), as amended, filed February 24, 2000).

10.18

First Amendment to Triple Net Laboratory Lease between the Company and Point Richmond R&D Associates II, LLC, dated March 12, 2004 (incorporated by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-K filed February 23, 2005).

10.19

Second Amendment to Triple Net Laboratory Lease between the Company and Point Richmond R&D Associates II, LLC, dated March 15, 2007 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed November 4, 2013).

10.20

Third Amendment to Triple Net Laboratory Lease between the Company and Point Richmond R&D Associates II, LLC, dated August 1, 2013 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed November 4).

10.21	Lease Agreement between the Company and Marina Boulevard Property, LLC dated November 3, 2017.
10.22	Amended and Restated Sales Agreement between the Company and Cowen LLC, dated May 26, 2017 (incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K filed May 26, 2017).
10.23

Patent License Agreement between the Company and Massachusetts Institute of Technology, dated May 9, 1996, as amended by the First Amendment, dated December 10, 1997 (incorporated by reference to Exhibit 10.4 to the Company’s Annual Report on Form 10-K/A filed April 22, 2010).

10.24†

Second Amendment to Patent License Agreement between the Company and Massachusetts Institute of Technology, dated December 2, 1998 (incorporated by reference to Exhibit 10.8 to the Company’s Annual Report on Form 10-K filed March 5, 2010).

Exhibit Number	Description of Document
10.25†

Third Amendment to Patent License Agreement between the Company and Massachusetts Institute of Technology, dated September 1, 1999 (incorporated by reference to Exhibit 10.10 to the Company’s Annual Report on Form 10-K filed March 5, 2010).

10.26

Fourth Amendment to Patent License Agreement between the Company and Massachusetts Institute of Technology, dated February 10, 2000 (incorporated by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K filed March 5, 2010).

10.27†

Fifth Amendment to Patent License Agreement between the Company and Massachusetts Institute of Technology, effective as of December 15, 2000 (incorporated by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K filed March 5, 2010).

10.28†

Sixth Amendment to Patent License Agreement between the Company and Massachusetts Institute of Technology, dated September 1, 2005 (incorporated by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K filed March 5, 2010).

10.29†

Seventh Amendment to Patent License Agreement between the Company and Massachusetts Institute of Technology, dated October 27, 2006 (incorporated by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-K filed March 5, 2010).

10.30

Eighth Amendment to Patent License Agreement between the Company and Massachusetts Institute of Technology, dated February 1, 2007 (incorporated by reference to Exhibit 10.23 to the Company’s Annual Report on Form 10-K filed March 5, 2010).

10.31

Ninth Amendment to Patent License Agreement between the Company and Massachusetts Institute of Technology, dated March 14, 2014 (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed May 7, 2014).

10.32	Sublicense Agreement between the Company and Johnson & Johnson, dated May 9, 1996 (incorporated by reference to Exhibit 10.3 to the Company’s Annual Report on Form 10-K/A filed April 22, 2010).
10.33

License Agreement between the Company and The Scripps Research Institute, dated March 14, 2000 (incorporated by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-K filed March 5, 2010).

10.34†

Amendment to License Agreement between the Company and The Scripps Research Institute, dated April 29, 2008 (incorporated by reference to Exhibit 10.32 to the Company’s Annual Report on Form 10-K filed March 5, 2010).

10.35†

Amended and Restated Collaboration and License Agreement between the Company and Shire International GmbH, dated September 1, 2015 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed October 30, 2015).

10.36†

Global Research, Development and Commercialization Collaboration and License Agreement between the Company and Biogen MA Inc. (Bioverativ Inc.), dated January 8, 2014 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed May 7, 2014).

10.37†

Letter Amendment to Global Research, Development and Commercialization Collaboration and License Agreement between the Company and Biogen MA Inc. (Bioverativ Inc.), dated December 14, 2015 (incorporated by reference to Exhibit 10.63 to the Company’s Annual Report on Form 10-K filed February 18, 2016).

10.38†

Letter Agreement and Waiver between the Company and Biogen MA Inc. (Bioverativ Inc.), dated March 24, 2016 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed May 5, 2016).

10.39†

Collaboration and License Agreement between the Company and Pfizer Inc., dated May 10, 2017 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed August 9, 2017).

10.40†	Research Collaboration and License Agreement between the Company and Pfizer Inc., dated December 28, 2017.
21.1	Subsidiaries of the Company
23.1	Consent of Independent Registered Public Accounting Firm.
24.1	Power of Attorney (included on signature page).
31.1	Rule 13a-14(a) Certification of Principal Executive Officer.
31.2	Rule 13a-14(a) Certification of Principal Financial Officer.
32.1*	Certification Pursuant to 18 U.S.C. Section 1350.

Exhibit Number	Description of Document
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

†

Confidential treatment has been granted for certain information contained in this document pursuant to an order of the Securities and Exchange Commission. Such information has been omitted and filed separately with the Securities and Exchange Commission.

(+)	Indicates management contract or compensatory plan or arrangement.
*

The certifications attached as Exhibit 32.1 accompany this Annual Report on Form 10-K pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, and shall not be deemed “filed” by the Company for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

ITEM 16 – FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 1, 2018.

Date: March 1, 2018

SANGAMO THERAPEUTICS, INC.

By:	/ S / ALEXANDER MACRAE
Alexander Macrae
President, and Chief Executive Officer

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Alexander Macrae, Kathy Y. Yi, and Heather Turner, and each of them, as his or her true and lawful attorneys-in-fact and agents, each with the full power of substitution, for him or her and in his or her name, place or stead, in any and all capacities, to sign any and all amendments (including post-effective amendments) to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or their, his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/ S / ALEXANDER MACRAE	President, Chief Executive Officer (Principal Executive Officer) and Director	March 1, 2018
Alexander Macrae

/ S / Kathy Y. Yi	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 1, 2018
Kathy Y. Yi

/ S / H. STEWART PARKER	Director and Chairman of the Board	March 1, 2018
H. Stewart Parker

/ S / Robert F. Carey	Director	March 1, 2018
Robert F Carey

/ S / STEPHEN G. DILLY, M.B.B.S, PH.D	Director	March 1, 2018
Stephen G. Dilly, M.B.B.S, Ph.D

/s/ Roger Jeffs, PH.D	Director	March 1, 2018
Roger Jeffs, Ph.D
/s/ STEVEN J. MENTO, PH.D	Director	March 1, 2018
Steven J. Mento, Ph.D

/ S / SAIRA RAMASASTRY	Director	March 1, 2018
Saira Ramasastry

/ S / Joseph S. Zakrzewski	Director	March 1, 2018
Joseph S. Zakrzewski