Form 10-K/A
period 2017-12-31
SANGAMO THERAPEUTICS, INC
filed 2018-04-24
CIK 1001233

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

(Amendment No. 1)

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

TABLE OF CONTENTS

Form 10-K/A

(Amendment No. 1)

PART IV

Item 15.	Exhibits and Financial Statement Schedules	4

EXPLANATORY NOTE

Sangamo Therapeutics, Inc. (the “Company”) is filing this Amendment No. 1 to Annual Report on Form 10-K/A (this “Amendment”) to amend the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017, as filed with the Securities and Exchange Commission (the “SEC”) on March 1, 2018 (the “Form 10-K”). This Amendment is being filed solely to re-file Exhibit 10.40 to the Form 10-K (the “Exhibit”) and in connection therewith, to amend Part IV, Item 15 of the Form 10-K. Certain provisions of the Exhibit were redacted in accordance with the Company’s application for confidential treatment with the SEC. In response to SEC comments, the Exhibit, as re-filed, restores certain provisions that had previously been redacted. In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new certifications by the Company’s principal executive officer and principal financial officer are filed as exhibits to this Amendment.

No attempt has been made in this Amendment to modify or update the other disclosures presented in the Form 10-K. This Amendment does not reflect events occurring after the filing of the original Form 10-K (i.e., those events occurring after March 1, 2018) or modify or update those disclosures that may be affected by subsequent events. Such subsequent matters are addressed in subsequent reports filed with the SEC. Accordingly, this Amendment should be read in conjunction with the Form 10-K and the Company’s other filings with the SEC.

PART IV

ITEM 15 – EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following documents are included as part of the Company’s Annual Report on Form 10-K filed with the SEC on March 1, 2018 (the “Form 10-K”):

1. Financial Statements—See Index to Consolidated Financial Statements in Item 8 of the Form 10-K.

2. Financial Statement Schedules—Not Applicable.

3. Exhibits

Exhibit Number	Description of Document

3.1	Seventh Amended and Restated Certificate of Incorporation, as amended (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q filed August 9, 2017).

3.2	Second Amended and Restated Bylaws, as amended (incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q filed August 9, 2017).

4.1	Form of Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed January 6, 2017).

10.1(+)	Amended and Restated 2013 Stock Incentive Plan (the “2013 Plan”) (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed November 14, 2017).

10.2(+)	Form of Restricted Stock Unit Award Agreement under the 2013 Plan (incorporated by reference to Exhibit 10.2 to the Company’s Annual Report on Form 10-K filed March 1, 2018).

10.3(+)	Form of Notice of Grant of Stock Option under the 2013 Plan (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed June 14, 2013).

10.4(+)	Form of Stock Option Agreement under the 2013 Plan (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed June 14, 2013).

10.5(+)	Form of Notice of Grant of Stock Option – Director Initial Grant under the 2013 Plan (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed June 14, 2013).

10.6(+)	Form of Notice of Grant of Stock Option – Director Annual Grant under the 2013 Plan (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed June 14, 2013).

10.7(+)	Form of Automatic Stock Option Agreement under the 2013 Plan (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed June 14, 2013).

10.8(+)	2010 Employee Stock Purchase Plan (incorporated by reference to Appendix B to the Company’s Definitive Proxy Statement on Schedule 14A filed April 21, 2010).

10.9(+)	Executive Severance Plan (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed May 10, 2017).

10.10(+)	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed August 6, 2015).

10.11(+)	Employment Agreement between the Company and Alexander (Sandy) Macrae, dated May 17, 2016 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed August 4, 2016).

10.12(+)	Employment Agreement between the Company and Kathy Yi, dated February 28, 2017 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed May 10, 2017).

10.13(+)	Offer Letter between the Company and Curt A. Herberts, dated August 16, 2010 (incorporated by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-K filed March 1, 2018).

10.14(+)	Employment Agreement between the Company and Edward Conner, dated November 1, 2016 (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed May 10, 2017).

Exhibit Number	Description of Document

10.15(+)	Amended and Restated Employment Agreement between the Company and H. Ward Wolff, dated December 31, 2008 (incorporated by reference to Exhibit 10.26 to the Company’s Annual Report on Form 10-K filed March 3, 2009).

10.16(+)	Separation Agreement between the Company and Dale Ando, dated February 21, 2017 (incorporated by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-K filed March 1, 2018).

10.17	Triple Net Laboratory Lease between the Company and Point Richmond R&D Associates II, LLC, dated May 23, 1997 (incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form S-1 (Reg. No. 333-30314), as amended, filed February 24, 2000).

10.18	First Amendment to Triple Net Laboratory Lease between the Company and Point Richmond R&D Associates II, LLC, dated March 12, 2004 (incorporated by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-K filed February 23, 2005).

10.19	Second Amendment to Triple Net Laboratory Lease between the Company and Point Richmond R&D Associates II, LLC, dated March 15, 2007 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed November 4, 2013).

10.20	Third Amendment to Triple Net Laboratory Lease between the Company and Point Richmond R&D Associates II, LLC, dated August 1, 2013 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed November 4).

10.21	Lease Agreement between the Company and Marina Boulevard Property, LLC dated November 3, 2017 (incorporated by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-K filed March 1, 2018).

10.22	Amended and Restated Sales Agreement between the Company and Cowen LLC, dated May 26, 2017 (incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K filed May 26, 2017).

10.23	Patent License Agreement between the Company and Massachusetts Institute of Technology, dated May 9, 1996, as amended by the First Amendment, dated December 10, 1997 (incorporated by reference to Exhibit 10.4 to the Company’s Annual Report on Form 10-K/A filed April 22, 2010).

10.24†	Second Amendment to Patent License Agreement between the Company and Massachusetts Institute of Technology, dated December 2, 1998 (incorporated by reference to Exhibit 10.8 to the Company’s Annual Report on Form 10-K filed March 5, 2010).

10.25†	Third Amendment to Patent License Agreement between the Company and Massachusetts Institute of Technology, dated September 1, 1999 (incorporated by reference to Exhibit 10.10 to the Company’s Annual Report on Form 10-K filed March 5, 2010).

10.26	Fourth Amendment to Patent License Agreement between the Company and Massachusetts Institute of Technology, dated February 10, 2000 (incorporated by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K filed March 5, 2010).

10.27†	Fifth Amendment to Patent License Agreement between the Company and Massachusetts Institute of Technology, effective as of December 15, 2000 (incorporated by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K filed March 5, 2010).

10.28†	Sixth Amendment to Patent License Agreement between the Company and Massachusetts Institute of Technology, dated September 1, 2005 (incorporated by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K filed March 5, 2010).

10.29†	Seventh Amendment to Patent License Agreement between the Company and Massachusetts Institute of Technology, dated October 27, 2006 (incorporated by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-K filed March 5, 2010).

10.30	Eighth Amendment to Patent License Agreement between the Company and Massachusetts Institute of Technology, dated February 1, 2007 (incorporated by reference to Exhibit 10.23 to the Company’s Annual Report on Form 10-K filed March 5, 2010).

10.31	Ninth Amendment to Patent License Agreement between the Company and Massachusetts Institute of Technology, dated March 14, 2014 (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed May 7, 2014).

10.32	Sublicense Agreement between the Company and Johnson & Johnson, dated May 9, 1996 (incorporated by reference to Exhibit 10.3 to the Company’s Annual Report on Form 10-K/A filed April 22, 2010).

Exhibit Number	Description of Document

10.33	License Agreement between the Company and The Scripps Research Institute, dated March 14, 2000 (incorporated by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-K filed March 5, 2010).

10.34†	Amendment to License Agreement between the Company and The Scripps Research Institute, dated April 29, 2008 (incorporated by reference to Exhibit 10.32 to the Company’s Annual Report on Form 10-K filed March 5, 2010).

10.35†	Amended and Restated Collaboration and License Agreement between the Company and Shire International GmbH, dated September 1, 2015 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed October 30, 2015).

10.36†	Global Research, Development and Commercialization Collaboration and License Agreement between the Company and Biogen MA Inc. (Bioverativ Inc.), dated January 8, 2014 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed May 7, 2014).

10.37†	Letter Amendment to Global Research, Development and Commercialization Collaboration and License Agreement between the Company and Biogen MA Inc. (Bioverativ Inc.), dated December 14, 2015 (incorporated by reference to Exhibit 10.63 to the Company’s Annual Report on Form 10-K filed February 18, 2016).

10.38†	Letter Agreement and Waiver between the Company and Biogen MA Inc. (Bioverativ Inc.), dated March 24, 2016 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed May 5, 2016).

10.39†	Collaboration and License Agreement between the Company and Pfizer Inc., dated May 10, 2017 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed August 9, 2017).

10.40#	Research Collaboration and License Agreement between the Company and Pfizer Inc., dated December 28, 2017.

21.1	Subsidiaries of the Company (incorporated by reference to Exhibit 21.1 to the Company’s Annual Report on Form 10-K filed March 1, 2018)

23.1	Consent of Independent Registered Public Accounting Firm (incorporated by reference to Exhibit 23.1 to the Company’s Annual Report on Form 10-K filed March 1, 2018).

24.1	Power of Attorney (incorporated by reference to the signature page to the Company’s Annual Report on Form 10-K filed March 1, 2018).

31.1	Rule 13a-14(a) Certification of Principal Executive Officer (incorporated by reference to Exhibit 31.1 to the Company’s Annual Report on Form 10-K filed March 1, 2018).

31.2	Rule 13a-14(a) Certification of Principal Financial Officer (incorporated by reference to Exhibit 31.2 to the Company’s Annual Report on Form 10-K filed March 1, 2018).

31.3	Rule 13a-14(a) Certification of Principal Executive Officer.

31.4	Rule 13a-14(a) Certification of Principal Financial Officer.

32.1*	Certification Pursuant to 18 U.S.C. Section 1350 (incorporated by reference to Exhibit 32.1 to the Company’s Annual Report on Form 10-K filed March 1, 2018).

101.INS	XBRL Instance Document (incorporated by reference to Exhibit 101.INS to the Company’s Annual Report on Form 10-K filed March 1, 2018).

101.SCH	XBRL Taxonomy Extension Schema Document (incorporated by reference to Exhibit 101.SCH to the Company’s Annual Report on Form 10-K filed March 1, 2018).

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (incorporated by reference to Exhibit 101.CAL to the Company’s Annual Report on Form 10-K filed March 1, 2018).

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (incorporated by reference to Exhibit 101.DEF to the Company’s Annual Report on Form 10-K filed March 1, 2018).

101.LAB	XBRL Taxonomy Extension Label Linkbase Document (incorporated by reference to Exhibit 101.LAB to the Company’s Annual Report on Form 10-K filed March 1, 2018).

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (incorporated by reference to Exhibit 101.PRE to the Company’s Annual Report on Form 10-K filed March 1, 2018).

†	Confidential treatment has been granted for certain information contained in this document pursuant to an order of the Securities and Exchange Commission. Such information has been omitted and filed separately with the Securities and Exchange Commission.
#	Confidential treatment has been requested for certain information contained in this document. Such information has been omitted and filed separately with the Securities and Exchange Commission.
(+)	Indicates management contract or compensatory plan or arrangement.
*	The certifications attached as Exhibit 32.1 accompany the Form 10-K pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, and shall not be deemed “filed” by the Company for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to its Annual Report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 24, 2018	SANGAMO THERAPEUTICS, INC.

	By:	/S/ ALEXANDER MACRAE
Alexander Macrae
President, and Chief Executive Officer