Form 10-Q
period 2018-03-31
SANGAMO THERAPEUTICS, INC
filed 2018-05-10
CIK 1001233

Ion

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

As of May 1, 2018, 101,494,606 shares of the issuer’s common stock, par value $0.01 per share, were outstanding.

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

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

SANGAMO THERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited; in thousands, except share and per share amounts)

	March 31,	December 31,
	2018	2017
ASSETS
Current assets:
Cash and cash equivalents	$30,708	$49,826
Marketable securities	198,818	193,482
Interest receivable	373	240
Accounts receivable	3,575	3,343
Prepaid expenses and other current assets	2,802	1,506
Total current assets	236,276	248,397

Marketable securities, non-current	4,986	1,012
Property and equipment, net	33,601	31,066
Goodwill	1,585	1,585
Restricted cash and other non-current assets	4,720	4,681
Total assets	$281,168	$286,741
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$10,970	$11,035
Accrued compensation and employee benefits	3,211	5,479
Deferred revenues	35,209	28,345
Total current liabilities	49,390	44,859
Deferred revenues, non-current	23,964	29,244
Build-to-suit lease obligation	25,449	24,738
Total liabilities	98,803	98,841
Commitments and contingencies
Stockholders' equity:
Common stock, $0.01 par value; 160,000,000 shares authorized, 87,041,208 and 85,598,534 shares issued and outstanding at March 31, 2018 and December 31, 2017, respectively	870	856
Additional paid-in capital	696,429	682,809
Accumulated deficit	(514,549)	(495,479)
Accumulated other comprehensive loss	(385)	(286)
Total stockholders' equity	182,365	187,900
Total liabilities and stockholders' equity	$281,168	$286,741

See accompanying notes.

SANGAMO THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited; in thousands, except per share amounts)

	Three months ended
	March 31,
	2018	2017
Revenues:
Collaboration agreements	$12,551	$3,306
Research grants	86	119
Total revenues	12,637	3,425
Operating expenses:
Research and development	23,547	12,942
General and administrative	10,087	7,275
Total operating expenses	33,634	20,217
Loss from operations	(20,997)	(16,792)
Interest and other income, net	810	160
Net loss	$(20,187)	$(16,632)
Basic and diluted net loss per share	$(0.23)	$(0.23)
Shares used in computing basic and diluted net loss per share	86,334	71,025

See accompanying notes.

SANGAMO THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited; in thousands)

	Three Months Ended
	March 31,
	2018	2017
Net loss	$(20,187)	$(16,632)
Change in unrealized loss on available-for-sale securities	(99)	(112)
Comprehensive loss	$(20,286)	$(16,744)

See accompanying notes.

SANGAMO THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited; in thousands)

	Three Months Ended
	March 31,
	2018	2017
Operating Activities:
Net loss	$(20,187)	$(16,632)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	588	301
Amortization of (discount) premium on marketable securities	(459)	60
Stock-based compensation	3,050	2,788
Other	217	72
Net changes in operating assets and liabilities:
Interest receivable	(133)	(174)
Accounts receivable	(232)	2,571
Prepaid expenses and other assets	(1,334)	70
Accounts payable and accrued liabilities	(77)	(418)
Accrued compensation and employee benefits	(2,268)	(846)
Deferred revenues	2,701	(870)
Net cash used in operating activities	(18,134)	(13,078)
Investing Activities:
Purchases of marketable securities	(63,401)	(38,973)
Maturities of marketable securities	54,450	45,500
Purchases of property and equipment	(2,616)	(468)
Net cash (used in) provided by investing activities	(11,567)	6,059
Financing Activities:
Proceeds from public offering of common stock, net of issuance costs	—	3,425
Taxes paid related to net share settlement of equity awards	(14)	(4)
Proceeds from issuance of common stock	10,597	23
Net cash provided by financing activities	10,583	3,444
Net decrease in cash, cash equivalents, and restricted cash	(19,118)	(3,575)
Cash, cash equivalents, and restricted cash, beginning of period	53,326	22,061
Cash, cash equivalents, and restricted cash, end of period	$34,208	$18,486
Supplemental disclosure of noncash investing activities:
Property and equipment included in accrued liabilities	$1,227	$536
License included in accrued liabilities	$—	950

See accompanying notes.

SANGAMO THERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2018

(Unaudited)

NOTE 1—ORGANIZATION, BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Overview

Sangamo Therapeutics, Inc. was incorporated in the state of Delaware on June 22, 1995 and changed its name from Sangamo Biosciences, Inc. in January 2017 (“Sangamo” or the “Company”).  Sangamo is focused on the research, development and commercialization of novel genomic therapies for unmet medical needs. Sangamo’s genome editing and gene regulation technology platform is enabled by the engineering of a class of transcription factors known as zinc finger DNA-binding proteins (“ZFPs”). Sangamo will require additional financial resources to complete the development and commercialization of its product candidates.

Sangamo is currently working on a number of long-term development projects that involve experimental technology. The projects may require several years and substantial expenditures to complete and ultimately may be unsuccessful. The Company plans to finance operations with available cash resources, collaborations and strategic partnerships, research grants and from the issuance of equity or debt securities. Sangamo believes that its available cash, cash equivalents, marketable securities and interest receivable as of March 31, 2018, along with expected revenues from collaborations, strategic partnerships and research grants, will be adequate to fund its operations at least through the next twelve months. Sangamo will need to raise substantial additional capital to fund subsequent operations and complete the development and commercialization of its product candidates. Additional capital may not be available on terms acceptable to the Company, if at all. If adequate funds are not available, or if the terms of potential funding sources are unfavorable, the Company’s business and ability to develop its technology and product candidates could be harmed. Furthermore, any sales of additional equity securities may result in dilution to the Company’s stockholders, and any debt financing may include covenants that restrict the Company’s business.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018. The condensed consolidated balance sheet data at December 31, 2017 were derived from the audited consolidated financial statements included in Sangamo’s Annual Report on Form 10-K for the year ended December 31, 2017, (the “2017 Annual Report”), as filed with the SEC. The accompanying condensed consolidated financial statements and related financial information should be read in conjunction with the audited financial statements and footnotes thereto for the year ended December 31, 2017, included in the 2017 Annual Report.

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

Cash and Cash Equivalents

Sangamo considers all highly-liquid investments purchased with original maturities of three months or less at the purchase date to be cash equivalents. Cash and cash equivalents consist of cash and deposits in money market investment accounts.

Marketable Securities

Sangamo classifies its marketable securities as available-for-sale which are recorded at estimated fair value based on quoted market prices or observable market inputs of almost identical assets. Unrealized holding gains and losses are included in accumulated other comprehensive income.

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

Fair Value Measurements

The carrying amounts for financial instruments consisting of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate fair value due to their short maturities. Marketable securities and contingent consideration liabilities are stated at their estimated fair values. The counterparties to the agreements relating to the Company’s investment securities consist of the US Treasury, governmental agencies and various major corporations and financial institutions with investment-grade high credit ratings.

Revenue Recognition

Effective January 1, 2018, the Company adopted the provisions of Accounting Standards Codification (“ASC”), Topic 606, Revenue from Contracts with Customers (“Topic 606”) resulting in a change to its accounting policy for revenue recognition. Topic 606 establishes a unified model to determine how revenue is recognized.

The Company’s contract revenues consist of strategic partnering collaboration agreements and research activity grants and licensing. Research and licensing agreements typically include upfront signing or license fees, cost reimbursements, research services, minimum sublicense fees, milestone payments and royalties on future licensee’s product sales. The Company has both fixed and variable consideration. Non-refundable upfront fees and funding of research and development activities are considered fixed, while milestone payments are identified as variable consideration. Sangamo’s research grants are typically multi-year agreements and provide for the reimbursement of qualified expenses for research and development as defined under the terms of the grant agreement. Revenues under grant agreements are recognized when the related qualified research expenses are incurred. Deferred revenue represents the portion of research or license payments received but not earned.

In determining the appropriate amount of revenue to be recognized as it fulfills its obligations under its agreements, the Company performs the following steps: (i) identification of the promised goods or services in the contract; (ii) determination of whether the promised goods or services are performance obligations including whether they are distinct in the context of the contract; (iii) measurement of the transaction price, including the constraint on variable consideration; (iv) allocation of the transaction price to the performance obligations based on estimated selling prices; and (v) recognition of revenue when (or as) the Company satisfies each performance obligation.

A performance obligation is a promise in a contract to transfer a distinct good or service to the customer and is the unit of account in Topic 606. The Company’s performance obligations include license rights, development services, and services associated with regulatory submission and approval processes. Significant management judgment is required to determine the level of effort required under an arrangement and the period over which the Company expects to complete its performance obligations under the arrangement. If the Company cannot reasonably estimate when its performance obligations either are completed or become inconsequential, then revenue recognition is deferred until the Company can reasonably make such estimates. The Company includes the unconstrained amount of estimated variable consideration in the transaction price. The amount included in the transaction price is constrained to the amount for which it is probable that a significant reversal of cumulative revenue recognized will not occur. At the end of each subsequent reporting period, the Company re-evaluates the estimated variable consideration included in the transaction price and any related constraint, and if necessary, adjusts its estimate of the overall transaction price. Revenue is then recognized over the remaining estimated period of performance using the cumulative catch-up method.

As part of the accounting for these arrangements, the Company must develop assumptions that require judgment to determine the stand-alone selling price of each performance obligation identified in the contract. The Company uses key assumptions to determine the stand-alone selling price, which may include forecasted revenues, development timelines, reimbursement rates for personnel costs, discount rates and probabilities of technical and regulatory success.

The Company allocates the total transaction price to each performance obligation based on the estimated relative standalone selling prices of the promised goods or service underlying each performance obligation. Estimated selling prices for license rights are calculated using an income approach model and include the following key assumptions: the development timeline, revenue forecast, commercialization expenses, discount rate and probabilities of technical and regulatory success. During the three months ended March 31, 2018, revenues related to the hemophilia A collaboration agreement with Pfizer Inc. (“Pfizer”) and the hemoglobinopathies agreement with Bioverativ, a Sanofi company (“Bioverativ”) represented 61% and 35%, respectively, of the Company’s total revenue. During the three months ended March 31, 2017, revenues related to the Company’s agreements with Bioverativ and Shire International GmBH (“Shire”) represented 63% and 20%, respectively, of total revenue. Receivables from collaborations are typically unsecured and are concentrated in the biopharmaceutical industry. Accordingly, the Company may be exposed to credit risk generally associated with biopharmaceutical companies or specific to its collaboration agreements. To date, the Company has not experienced any losses related to these receivables.

Recent Accounting Pronouncements

Recently Adopted

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Updated (“ASU”) 2014-09, Revenue from Contracts with Customers (“Topic 606”). This standard outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The main principle of Topic 606 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. Topic 606 provides companies with two implementation methods: (i) apply the standard retrospectively to each prior reporting period presented (full retrospective application); or (ii) apply the standard retrospectively with the cumulative effect of initially applying the standard as an adjustment to the opening balance of retained earnings of the annual reporting period that includes the date of initial application (modified retrospective application). The Company choose to implement this standard under the modified retrospective method. This guidance is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Under Topic 606, an entity recognizes revenue when its customer obtains control of promised goods or services, in an amount that reflects the consideration which the entity expects to receive in exchange for those goods or services. To determine revenue recognition for arrangements that an entity determines are within the scope of Topic 606, the entity performs the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the entity satisfies a performance obligation. Topic 606 also impacts certain other areas, such as the accounting for costs to obtain or fulfill a contract.

 The Company adopted Topic 606 effective January 1, 2018, using the modified retrospective method. The new guidance has been applied to the most current period presented with a cumulative effect adjustment of $1.1 million reflected as a decrease to the opening balance of accumulated deficit and a decrease to deferred revenues, respectively. The Company’s contracts and agreements that were within the scope of the guidance upon adoption were Bioverativ and the hemophilia A Pfizer agreements. The impact on the Bioverativ agreement was to reduce the amount of the recognition of up-front payment by approximately $4.1 million and the development and commercialization milestones are deemed constrained at March 31, 2018, as defined under Topic 606. The impact on the hemophilia A Pfizer agreement was to increase the amount of the recognition of the up-front payment by approximately $5.2 million and the development and commercialization milestones are deemed constrained at March 31, 2018, as defined under Topic 606. The net impact under the modified retrospective transition approach was a decrease of $1.1 million to accumulated deficit. With regards to Shire, Down AgroSciences, LLC (“Dow”) and Sigma-Aldrich Corporation (“Sigma”), the Company’s performance obligations under those arrangements were substantially complete at December 31, 2017. Comparative information has not been adjusted and continues to be reported under previous accounting standards. All future receipts under these agreements are contingent upon the counterparties achieving specified development, commercial, and/or sales targets which would be in the form of milestones or royalties, all of which management concluded are constrained at March 31, 2018, as defined under Topic 606. See Revenue Recognition above.

Refer below for a summary of the amount by which each financial statement line item was affected by the impact of the cumulative adjustment and as compared with the guidance that was in effect prior to the adoption:

	Impact of Topic 606 Adoption on Condensed Consolidated Balance Sheet as of January 1, 2018
(in thousands)	As reported under Topic 606	Adjustments	Balances without adoption of Topic 606
Deferred revenue, current portion	$29,626	$1,281	$28,345
Deferred revenue, noncurrent portion	$26,846	$(2,398)	$29,244
Accumulated deficit	$(494,362)	$1,117	$(495,479)

	Impact of Topic 606 Adoption on Condensed Consolidated Balance Sheet as of March 31, 2018
(in thousands)	As reported under Topic 606	Adjustments	Balances without adoption of Topic 606
Deferred revenue, current portion	$35,209	$(4,664)	$39,873
Deferred revenue, noncurrent portion	$23,964	$1,801	$22,163
Accumulated deficit	$(514,549)	$(2,863)	$(517,412)

	Impact of Topic 606 Adoption on Condensed Consolidated Statement of Operations and Comprehensive Loss for the Three Months Ended March 31, 2018
(in thousands)	As reported under Topic 606	Adjustments	Balances without adoption of Topic 606
Collaboration revenue	$12,551	$1,746	$10,805
Net loss	$(20,187)	$1,746	$(21,933)
Net loss per share - basic and diluted:	$(0.23)	$0.02	$(0.25)

	Impact of Topic 606 Adoption on Condensed Consolidated Statement of Cash Flows for the Three Months Ended March 31, 2018
(in thousands)	As reported under Topic 606	Adjustments	Balances without adoption of Topic 606
Net loss	$(20,187)	$1,746	$(21,933)
Changes in deferred revenue	$2,701	$(1,746)	$4,447

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (“Topic 230”). The Company adopted Topic 230 in the beginning of fiscal 2018, which requires the statement of cash flows to explain the change during the period relating to total cash, cash equivalents, and restricted cash. The Company adopted this standard using the retrospective transition method by restating its condensed consolidated statements of cash flows to include restricted cash of $3.5 million in the beginning and ending cash, cash equivalents, and restricted cash balances. Net cash flows for the three months ended March 31, 2017, did not change as a result of including restricted cash with cash and cash equivalents when reconciling the beginning-of-period and end-of-period amounts presented on the statements of cash flows. Restricted cash was included in other non-current assets on the Company's condensed consolidated balance sheets.

Not yet adopted

In February 2016 the FASB issued ASU 2016-02, Leases (“ASU 2016-02”). ASU 2016-02 amends a number of aspects of lease accounting, including requiring lessees to recognize almost all leases with a term greater than one year as a right-of-use asset and corresponding liability, measured at the present value of the lease payments. The guidance will become effective for the Company beginning in the first quarter of 2019 with early adoption permitted and will be adopted using a modified retrospective approach. The Company is evaluating the impact of the adoption of this standard on its consolidated financial statements, and expect its operating lease commitments will be subject to the new standard and recognized as a right-of-use assets and operating lease liabilities upon adoption which will increase total assets and total liabilities as compared to amounts prior to adoption.

NOTE 2—FAIR VALUE MEASUREMENT

The Company measures certain financial assets and liabilities at fair value on a recurring basis, including cash equivalents, and available-for-sale marketable securities. The fair values of these assets were determined based on a three-tier hierarchy under the authoritative guidance for fair value measurements and disclosures that prioritizes the inputs used in measuring fair value as follows:

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

The fair value measurements of the Company’s cash equivalents and available-for-sale marketable securities are identified at the following levels within the fair value hierarchy (in thousands):

	March 31, 2018
	Fair Value Measurements
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents:
Money market funds	$20,142	$20,142	$—	$—
Total	20,142	20,142	—	—
Marketable securities:
Commercial paper securities	125,881	—	125,881	—
Corporate debt securities	74,923	—	74,923	—
U.S. government-sponsored entity debt securities	3,000	—	3,000	—
Total	203,804	—	203,804	—
Total cash equivalents and marketable securities	$223,946	$20,142	$203,804	—

	December 31, 2017
	Fair Value Measurements
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents:
Money market funds	$24,290	$24,290	$—	$—
Commercial paper securities	4,595	—	4,595	—
Total	28,885	24,290	4,595	—
Marketable securities:
Commercial paper securities	110,247	—	110,247	—
Corporate debt securities	75,755	—	75,755	—
U.S. government-sponsored entity debt securities	8,492	—	8,492	—
Total	194,494	—	194,494	—
Total cash equivalents and marketable securities	$223,379	$24,290	$199,089	—

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

The table below summarizes the Company’s investments (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	(Losses)	Fair Value
March 31, 2018
Cash equivalents:
Money market funds	$20,142	$—	$—	20,142
Total	20,142	—	—	20,142
Available-for-sale securities:
Commercial paper securities	126,033	8	(160)	125,881
Corporate debt securities	75,125	—	(202)	74,923
U.S. government-sponsored entity debt securities	3,000	—	—	3,000
Total	204,158	8	(362)	203,804
Total cash equivalents and available-for-sale securities	$224,300	$8	$(362)	$223,946
December 31, 2017
Cash equivalents:
Money market funds	$24,290	$—	$—	$24,290
Commercial paper securities	4,595	—	—	4,595
Total	28,885	—	—	28,885
Available-for-sale securities:
Commercial paper securities	110,365	—	(118)	110,247
Corporate debt securities	75,886	—	(131)	75,755
U.S. government-sponsored entity debt securities	8,498	—	(6)	8,492
Total	194,749	—	(255)	194,494
Total cash equivalents and available-for-sale securities	$223,634	—	$(255)	$223,379

The Company had no material realized losses or other-than-temporary impairments of its investments for the three months ended March 31, 2018 and 2017. As of March 31, 2018, all of the Company’s investments had maturity dates within one year, except for $5.0 million, which matures within 24 months.  The Company has the intent and ability to hold its investments for a period of time sufficient to allow for any anticipated recovery in market value.

NOTE 4—BASIC AND DILUTED NET LOSS PER SHARE

Basic net loss per share has been computed by dividing net loss by the weighted-average number of shares of common stock outstanding during the period. Diluted net loss per share is calculated by dividing net loss by the weighted-average number of shares of common stock and potential dilutive securities outstanding during the period.

The total number of shares subject to stock options and restricted stock units outstanding, which are all anti-dilutive, were excluded from consideration in the calculation of diluted net loss per share. Stock options and restricted stock units outstanding as of March 31, 2018 and 2017 were 8,858,623 and 10,620,257, respectively.

NOTE 5—MAJOR CUSTOMERS, PARTNERSHIPS AND STRATEGIC ALLIANCES

Collaboration Agreements

Kite Pharma, Inc

In February 2018, the Company entered into a collaboration and license agreement with Kite Pharma, Inc. (“Kite”), a wholly-owned subsidiary of Gilead Sciences, Inc., for the research, development and commercialization of potential engineered cell therapies for cancer. Kite will be responsible for all clinical development and commercialization of any resulting products. The Kite agreement became effective on April 5, 2018 when the waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and other customary closing conditions were completed.

Subject to the terms of this agreement, the Company granted Kite an exclusive, royalty-bearing, worldwide, sublicensable license, under the Company’s relevant patents and know-how, to develop, manufacture and commercialize, for the purpose of treating cancer, specific cell therapy products that may result from the research program and that are engineered ex vivo using selected zinc finger nucleases (“ZFNs”) and adeno-associated viral vectors (“AAVs”) developed under the research program, to express chimeric antigen receptors (“CARs”), T-cell receptors (“TCRs”) or NK-cell receptors (“NKRs”) directed to candidate targets.

During the research program term and subject to certain exceptions, except pursuant to this agreement, the Company is prohibited from researching, developing, manufacturing and commercializing, for the purpose of treating cancer, any cell therapy product that, as a result of ex vivo genome editing, expresses a CAR, TCR or NKR that is directed to a target expressed on or in a human cancer cell. After the research program term concludes and subject to certain exceptions, except pursuant to this agreement, the Company will be prohibited from developing, manufacturing and commercializing, for the purpose of treating cancer, any cell therapy product that, as a result of ex vivo genome editing, expresses a CAR, TCR or NKR that is directed to a candidate target.

Following the effective date, in April 2018, the Company received a $150 million upfront payment from Kite. In addition, Kite will reimburse the Company’s direct costs to conduct the joint research program, and Kite will be responsible for all subsequent development, manufacturing and commercialization of any licensed products. Sangamo is also eligible to receive contingent development- and sales-based milestone payments that could total up to $3.01 billion if all of the specified milestones set forth in this agreement are achieved. Of this amount, approximately $1.26 billion relates to the achievement of specified research, clinical development, regulatory and first commercial sale milestones, and approximately $1.75 billion relates to the achievement of specified sales-based milestones if annual worldwide net sales of licensed products reach specified levels. Each development- and sales-based milestone payment is payable (i) only once for each licensed product, regardless of the number of times that the associated milestone event is achieved by such licensed product, and (ii) only for the first ten times that the associated milestone event is achieved, regardless of the number of licensed products that may achieve such milestone event.  In addition, the Company will be entitled to receive escalating, tiered royalty payments with a percentage in the single digits based on potential future annual worldwide net sales of licensed products. These royalty payments will be subject to reduction due to patent expiration, entry of biosimilar products to the market and payments made under certain licenses for third-party intellectual property.

Kite has the right to terminate this agreement, in its entirety or on a per licensed product or per candidate target basis, for any reason after a specified notice period.  Each party has the right to terminate this agreement on account of the other party’s bankruptcy or material, uncured breach.  At this time, the Company is assessing the accounting impact of the agreement.

Pfizer Inc.

SB-525 Global Collaboration and License Agreement

In May 2017, the Company entered into an exclusive, global collaboration and license agreement with Pfizer, pursuant to which it established a collaboration for the research, development and commercialization of SB-525, its gene therapy product candidate for hemophilia A, and closely related products.

Under this agreement, the Company is responsible for conducting the Phase 1/2 clinical trial and certain manufacturing activities for SB-525, while Pfizer is responsible for subsequent worldwide development, manufacturing, marketing and commercialization of SB-525. Sangamo may also collaborate in the research and development of additional AAV-based gene therapy products for hemophilia A.

The Company received an upfront fee of $70.0 million and is eligible to receive development milestone payments contingent on the achievement of specified clinical development, intellectual property, regulatory and first commercial sale milestones for SB-525 and potentially other products. In addition, Sangamo is eligible to receive $208.5 million in payments upon the achievement of specified clinical development, intellectual property and regulatory milestones and $266.5 million in payments upon first commercial sale milestones for SB-525 and potentially other products. The total amount of potential clinical development, intellectual property, regulatory, and first commercial sale milestone payments, assuming the achievement of all specified milestones in the hemophilia A Pfizer agreement, is $475.0 million, which includes up to $300.0 million for SB-525 and up to $175.0 million for other products that may be developed under the agreement, subject to reduction on account of payments made under certain licenses for third party intellectual property. In addition, Pfizer agreed to pay the Company royalties for each potential licensed product developed under the agreement that are an escalating tiered, double-digit percentage of the annual net sales of such product and are subject to reduction due to patent expiration, entry of biosimilar products to the market and payment made under certain licenses for third party intellectual property. To date, no milestone payments have been received and no products have been approved and therefore no royalty fees have been earned under the hemophilia A Pfizer agreement. Sangamo is responsible for internal and external research costs as part of the upfront fee and has the ability to request additional reimbursement from Pfizer if certain conditions are met.

None of the clinical or regulatory milestones have been included in the $70 million transaction price, as all milestone amounts are fully constrained. As part of its evaluation of the constraint, the Company considered numerous factors, including the fact that achievement of the milestones at this time is uncertain and contingent upon future periods when the uncertainty related to the variable consideration is resolved. The Company will re-evaluate the transaction price, including its estimated variable consideration included in the transaction price and all constrained amounts, in each reporting period and as uncertain events are resolved or other changes in circumstances occur.

Subject to the terms of the agreement, the Company granted Pfizer an exclusive, worldwide, royalty-bearing license, with the right to grant sublicenses, to use certain technology controlled by the Company for the purpose of developing, manufacturing and commercializing SB-525 and related products. Pfizer granted the Company a non-exclusive, worldwide, royalty free, fully paid license, with the right to grant sublicenses, to use certain manufacturing technology developed under the agreement and controlled by Pfizer to manufacture the Company’s products that utilize the AAV delivery system. During a specified period, neither the Company nor Pfizer will be permitted to clinically develop or commercialize, outside of the collaboration, certain AAV-based gene therapy products for hemophilia A.

Unless earlier terminated, the agreement has a term that continues, on a per product and per country basis, until the later of (i) the expiration of patent claims that cover the product in a country, (ii) the expiration of regulatory exclusivity for a product in a country, and (iii) fifteen years after the first commercial sale of a product in a country.  Pfizer has the right to terminate the agreement without cause in its entirety or on a per product or per country basis.  The agreement may also be terminated by either party based on an uncured material breach by the other party or the bankruptcy of the other party.  Upon termination for any reason, the license granted by the Company to Pfizer to develop, manufacture and commercialize SB-525 and related products will automatically terminate.  Upon termination by the Company for cause or by Pfizer in any country or countries, Pfizer will automatically grant the Company an exclusive, royalty-bearing license under certain technology controlled by Pfizer to develop, manufacture and commercialize SB-525 in the terminated country or countries.

The Company has identified the performance obligations within the hemophilia A Pfizer agreement as a license to the technology and on-going services. The Company concluded that the license is not discrete as it does not have stand-alone value to Pfizer apart from the services to be performed by the Company pursuant to the agreement. As a result, the Company recognizes revenue from the upfront payment based on proportional performance through 2020, the estimated period the Company will perform research services. The estimated period of performance and project cost is reviewed quarterly and adjusted, as needed, to reflect the Company’s current assumptions regarding the timing of its deliverables. As of March 31, 2018, the Company had deferred revenue of $40.1 million related to this agreement. During the three months ended March 31, 2018 the Company recognized revenue of $7.7 million, related to the upfront fee that was received upon entering into the agreement.

C9ORF72 Research Collaboration and License Agreement

In December 2017, the Company entered into a separate exclusive, global collaboration and license agreement with Pfizer for the development and commercialization of potential gene therapy products that use ZFP transcription factors (“TFs”) to treat amyotrophic lateral sclerosis (“ALS”) and frontotemporal lobar degeneration (“FTLD”) linked to mutations of the C9ORF72 gene. Pursuant to this agreement, the Company agreed to work with Pfizer on a research program to identify, characterize and preclinically develop ZFP-TFs that bind to and specifically reduce expression of the mutant form of the C9ORF72 gene.

The Company received a $12.0 million upfront payment from Pfizer and is eligible to receive up to $60.0 million in development milestone payments from Pfizer contingent on the achievement of specified preclinical development, clinical development and first commercial sale milestones, and up to $90.0 million commercial milestone payments if annual worldwide net sales of the licensed products reach specified levels. In addition, Pfizer will pay the Company royalties based on an escalating tiered, mid- to high-single digit percentage of the annual worldwide net sales of the licensed products. These royalty payments are subject to reduction due to patent expiration, entry of biosimilar products to the market and payments made under certain licenses for third party intellectual property. Each party will be responsible for the cost of its performance of the research program. Pfizer will be operationally and financially responsible for subsequent development, manufacturing and commercialization of the licensed products.

None of the clinical or regulatory milestones have been included in the $12 million transaction price, as all milestone amounts are fully constrained. As part of its evaluation of the constraint, the Company considered numerous factors, including the fact that achievement of the milestones at this time is uncertain and contingent upon future periods when the uncertainty related to the variable consideration is resolved. The Company will re-evaluate the transaction price, including is estimated variable consideration included in the transaction price and all constrained amounts, in each reporting period and as uncertain events are resolved or other changes in circumstances occur.

Subject to the terms of this agreement, the Company granted Pfizer an exclusive, royalty-bearing, worldwide, license under the Company’s relevant patents and know-how to develop, manufacture and commercialize gene therapy products that use resulting ZFP-

TFs that satisfy pre-agreed criteria. During a specified period, neither the Company nor Pfizer will be permitted to research, develop, manufacture or commercialize outside of the collaboration any ZFPs that specifically bind to the C9ORF72 gene.

Unless earlier terminated, the agreement has a term that continues, on a per licensed product and per country basis, until the later of (i) the expiration of patent claims that cover the licensed product in a country, (ii) the expiration of regulatory exclusivity for a licensed product in a country, and (iii) fifteen years after the first commercial sale of a licensed product in a major market country.  Pfizer also has the right to terminate the agreement without cause in its entirety or on a per product or per country basis. The agreement may also be terminated by either party based on an uncured material breach by the other party or the bankruptcy of the other party. The agreement will also terminate if the Company is unable to identify any lead candidates for development within a specified period of time or if Pfizer elects not to advance a lead candidate beyond a certain development milestone within a specified period of time. Upon termination for any reason, the license granted by the Company to Pfizer to develop, manufacture and commercialize licensed products under the agreement will automatically terminate. Upon termination by the Company for cause or by Pfizer without cause for any licensed product or licensed products in any country or countries, the Company will have the right to negotiate with Pfizer to obtain a non-exclusive, royalty-bearing license under certain technology controlled by Pfizer to develop, manufacture and commercialize the licensed product or licensed products in the terminated country or countries.

Following termination by the Company for Pfizer’s material breach, Pfizer will not be permitted to research, develop, manufacture or commercialize ZFPs that specifically bind to the C9ORF72 gene for a period of time. Following termination by Pfizer for the Company’s material breach, the Company will not be permitted to research, develop, manufacture or commercialize ZFPs that specifically bind to the C9ORF72 gene for a period of time.

The Company has identified the performance obligations within this agreement as a license to the technology and on-going services. The Company concluded that the license is not discrete as it does not have stand-alone value to Pfizer apart from the services to be performed by the Company pursuant to the agreement. As a result, the Company recognizes revenue from the upfront payment based on proportional performance through March 31, 2019 the estimated period the Company will perform research services. The estimated period of performance and project cost is reviewed quarterly and adjusted, as needed, to reflect the Company’s current assumptions regarding the timing of its deliverables. As of March 31, 2018, the Company had deferred revenue of $11.5 million related to this agreement. During the three months ended March 31, 2018 the Company recognized revenue of $0.5 million related to the upfront fee that was received upon entering into the agreement.

Bioverativ, a Sanofi company.

In January 2014, the Company entered into an exclusive worldwide collaboration and license agreement with Bioverativ to develop therapeutics for hemoglobinopathies, focused on beta-thalassemia and sickle cell disease (“SCD”). Under the agreement, the Company is jointly conducting two research programs: the beta-thalassemia program and the SCD program. In the beta-thalassemia program, the Company is responsible for all discovery, research and development activities through the first human clinical trial. In the SCD program, both parties are responsible for research and development activities through the submission of an investigational new drug (“IND”) application for ZFP therapeutics intended to treat SCD.

Under both programs, Bioverativ is responsible for subsequent worldwide clinical development, manufacturing and commercialization of licensed products developed under the agreement. At the end of the specified research terms for each program or under certain specified circumstances, Bioverativ has the right to step in and take over any of our remaining activities. Furthermore, the Company has an option to co-promote in the United States any licensed products to treat beta-thalassemia and SCD developed under the agreement, and Bioverativ will compensate the Company for such co-promotion activities. Subject to the terms of the agreement, the Company has granted Bioverativ an exclusive, royalty-bearing license, with the right to grant sublicenses, to use certain ZFP and other technology controlled by the Company for the purpose of researching, developing, manufacturing and commercializing licensed products developed under the agreement. The Company also granted Bioverativ a non-exclusive, worldwide, royalty-free, fully paid license, with the right to grant sublicenses, under the Company’s interest in certain other intellectual property developed pursuant to the agreement. During the term of the agreement, the Company is not permitted to research, develop, manufacture or commercialize, outside of the agreement, certain gene therapy products that target genes relevant to the licensed products.

Under the agreement, the Company received an upfront license fee of $20.0 million and is eligible to receive development and sales milestone payments upon the achievement of specified regulatory, clinical development and sales milestones. In addition, the Company will also be eligible to receive $115.8 million in payments upon the achievement of specified clinical development and regulatory milestones, as well as $160.5 million in payments upon the achievement of specified sales milestones. The total amount of potential regulatory, clinical development, and sales milestone payments, assuming the achievement of all specified milestones in the agreement, is $276.3 million. In addition, the Company will receive royalty payments for each licensed product that are a tiered double-digit percentage of annual net sales of each product. Bioverativ reimburses Sangamo for agreed upon costs incurred in connection with research and development activities conducted by Sangamo. To date, no milestone payments have been received and no products have been approved and therefore no royalty fees have been earned under the Bioverativ agreement.

The agreement may be terminated by (i) the Company or Bioverativ for the uncured material breach of the other party, (ii) the Company or Bioverativ for the bankruptcy or other insolvency proceeding of the other party; (iii) Bioverativ, upon 180 days’ advance written notice to the Company and (iv) Bioverativ, for certain safety reasons upon written notice to, and after consultation with, the Company. As a result, actual future milestone payments could be lower than the amounts stated above.

All contingent payments under the agreement, when earned, will be non-refundable and non-creditable. None of the clinical or regulatory milestones have been included in the $75.7 million transaction price, which includes the upfront license fee and service costs over the estimated performance period, as all milestone amounts are fully constrained. As part of its evaluation of the constraint, the Company considered numerous factors, including the fact that achievement of the milestones at this time is uncertain and contingent upon future periods when the uncertainty related to the variable consideration is resolved. The Company will re-evaluate the transaction price, including the estimated variable consideration included in the transaction price and all constrained amounts, in each reporting period and as uncertain events are resolved or other changes in circumstances occur.

The Company has identified the performance obligations within this arrangement as a license to the technology and on-going research services activities. The Company concluded that the license is not discrete as it does not have stand-alone value to Bioverativ apart from the research services to be performed pursuant to the agreement. As a result, the Company recognizes revenue from the upfront payment based on proportional performance through 2022, the estimated period the Company will perform research services. The estimated period of performance and project cost is reviewed quarterly and adjusted, as needed, to reflect the Company’s current assumptions regarding the timing of its deliverables. As of March 31, 2018, the Company had deferred revenue of $7.5 million related to this agreement.

Revenues recognized under the agreement for the three months ended March 31, 2018 and 2017 were as follows (in thousands):

	Three Months Ended
	March 31,
	2018	2017
Revenue related to Bioverativ agreement:
Recognition of upfront fee	$1,154	$442
Research services	3,228	1,709
Total	$4,382	$2,151

Shire International GmbH

In January 2012, the Company entered into a collaboration and license agreement with Shire to research, develop and commercialize a ZFP therapeutic for treating Huntington’s disease. The Company received an upfront license fee of $13.0 million. In 2014, Sangamo recognized a $1.0 million milestone payment related to the hemophilia program. Shire does not have any milestone payment obligations, but is required to pay single digit percentage royalties to the Company, up to a specified maximum cap, on the commercial sales of therapeutic products for Huntington’s disease. The Company is required to pay single digit percentage royalties to Shire, up to a specified maximum cap, on commercial sales of therapeutic products from programs returned under the original agreement (which include blood clotting Factors VIII and IX) that use two zinc fingers.

Pursuant to the agreement, the Company granted Shire an exclusive, world-wide, royalty-bearing license, with the right to grant sublicenses, to use the Company’s ZFP technology for the purpose of developing and commercializing human therapeutic and diagnostic products for the HTT gene. During the term of the agreement, the Company is not permitted to research, develop or commercialize, outside of the agreement, certain products that target the HTT gene. The Company satisfied the deliverables and research services responsibilities within the amended arrangement which were completed in 2017. The agreement may be terminated by (i) the Company or Shire, in whole or in part, for the uncured material breach of the other party, (ii) the Company or Shire for the bankruptcy or other insolvency proceeding of the other party and (iii) Shire, in its entirety, effective upon at least 90 days’ advance written notice.

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

Revenues recognized under the agreement for the three months ended March 31, 2018 and 2017 were as follows (in thousands):

	Three Months Ended
	March 31,
	2018	2017
Revenue related to Shire agreement:
Recognition of upfront fee	$—	$583
Research services	—	107
Total	$—	$690

NOTE 6—INCOME TAXES

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the "Tax Act"). The Tax Act makes broad and complex changes to the U.S. tax code that affected 2017, the current year and onwards, including, but not limited to, a reduction of the U.S. federal corporate tax rate from as high as 35% to 21%, a general elimination of U.S. federal income taxes on dividends from foreign subsidiaries, net operating loss deduction limitations, and 100% disallowance of entertainment expense.

In addition, on December 22, 2017, the SEC staff issued Staff Accounting Bulletin No. 118 ("SAB 118") which provides guidance on accounting for the tax effects of the Tax Act. SAB 118 provides a measurement period that should not extend beyond one year from the Tax Act enactment date for companies to complete the accounting under Accounting Standards Codification 740, Income taxes for the year ended December 31, 2017.  In accordance with SAB 118, a company must reflect the income tax effects of those aspects of the Tax Act for which the accounting under ASC 740 is complete.  The Company is still within the measurement period as of March 31, 2018 and no further conclusions have been made, as the Company reviews the law change and the impact to the Company.

Due to the Company’s valuation allowance against its deferred tax assets, it does not expect to have a provision impact based the current year provisions of the Tax Act.

NOTE 7—STOCK-BASED COMPENSATION

The following table shows total stock-based compensation expense included in the condensed consolidated statements of operations for the three months ended March 31, 2018 and 2017 (in thousands):

	Three Months Ended
	March 31,
	2018	2017
Research and development	$1,759	$1,218
General and administrative	1,291	1,570
Total stock-based compensation expense	$3,050	$2,788

NOTE 8—COMMITMENTS AND CONTINGENCIES

Brisbane Build-to-Suit Lease

In November 2017, the Company entered into a long-term property lease which includes construction by the lessor of a building with approximately 87,700 square feet of space, in Brisbane, California. Substantial completion of the building is estimated to occur in the last quarter of 2018. The lease agreement expires in May 2029, approximately ten years after substantial completion of the building. A letter of credit for $3.5 million was established as the deposit and is classified as restricted cash within restricted cash and other noncurrent assets in the accompanying financial statements. The Company has two options to extend the lease term for up to a combined additional ten years.

The Company is deemed, for accounting purposes only, to be the owner of the entire project including the building shell, even though it is not the legal owner as a result of the cold shell condition of the building and involvement in the construction process. In connection with the Company’s accounting for this transaction, the Company capitalized the costs of construction as a build-to-suit property within property and equipment, net, and recognize a corresponding build-to-suit lease obligation, including interest. Fair value of the building was estimated at $20.9 million using comparable market prices per square foot for similar space for public real estate transactions in the surrounding area and is considered a Level 2 fair value measurement. As of March 31, 2018, $23.4 million was capitalized with a corresponding build-to-suit lease obligation recognized related to this lease for the building and construction costs.

Contingencies

Sangamo is not party to any material pending legal proceedings or contingencies. From time to time, the Company may be involved in legal proceedings arising in the ordinary course of business.

NOTE 9— STOCKHOLDERS’ EQUITY

In May 2017, the Company entered into an amended and restated sales agreement with Cowen and Company, LLC (“Cowen”) (the “ATM Facility”) pursuant to which the Company may offer and sell, in its sole discretion, shares of common stock having an aggregate offering price of up to $75.0 million through Cowen acting as the Company’s sales agent. Sales of the Company’s common stock, if any, will be made at market prices by any method that is deemed to be an “at the market offering” as defined in Rule 415 under the Securities Act of 1933, as amended. The Company has not sold any common stock under the ATM Facility. As of March 31, 2018, the full $75.0 million provided for under the ATM Facility remained available for sale, subject to certain conditions as specified in the agreement.

NOTE 10— SUBSEQUENT EVENTS

Proceeds from the Kite agreement

In April 2018, the Kite agreement became effective when the waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended and other customary closing conditions were satisfied. Following the effective date, the Company received a $150 million upfront payment from Kite.

Proceeds from public offering of common stock, net of issuance costs

In April 2018, Sangamo completed an underwritten public offering of its common stock, in which the Company sold an aggregate of 14.2 million shares of its common stock at a public offering price of $16.25 per share. The net proceeds to Sangamo from the sale of shares in this offering, after deducting underwriting discounts and commissions and other estimated offering expenses, were approximately $215.9 million.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The discussion in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contains trend analysis, estimates and other forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements include, without limitation, statements containing the words “believes,” “anticipates,” “expects,” “continue,” “strategy,” “will,” “intend” and other words of similar import or the negative of those terms or expressions. Such forward-looking statements are subject to known and unknown risks, uncertainties, estimates and other factors that may cause our actual results, performance or achievements, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements , including but not limited to those described under the caption “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q. You should read the following discussion and analysis along with the financial statements and notes attached to those statements included elsewhere in this report and in our Annual Report on Form 10-K for the year ended December 31, 2017, or the 2017 Annual Report, as filed with the Securities and Exchange Commission, or SEC, on March 1, 2018.

Overview

We are a clinical stage biotechnology company focused on translating ground-breaking science into genomic therapies that transform patients’ lives using our industry-leading platform technologies in genome editing, gene therapy, gene regulation and cell therapy.

We are a leader in the research and development of zinc finger proteins, or ZFPs, a naturally occurring class of proteins found in humans. We have used our knowledge and expertise to develop a proprietary technology platform in both genome editing and gene regulation. ZFPs can be engineered to make zinc finger nucleases, or ZFNs, proteins that can be used to specifically modify DNA sequences by adding or knocking out specific genes, or genome editing, and ZFP transcription factors, or ZFP TFs, proteins that can be used to increase or decrease gene expression, or gene regulation. In the process of developing this platform, we have accrued significant scientific, manufacturing and regulatory capabilities and know-how that are generally applicable in the broader field of gene therapy and have capitalized this knowledge into a conventional gene therapy platform based on adeno-associated viral vector, or AAV, complementary DNA, or cDNA, gene transfer.

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

We have an ongoing Phase 1/2 clinical trial evaluating SB-525, a gene therapy for the treatment of hemophilia A, a bleeding disorder. We also have ongoing Phase 1/2 clinical trials evaluating three product candidates using our proprietary in vivo genome editing approach: SB-FIX for the treatment of hemophilia B, a bleeding disorder; SB-318, for the treatment of Mucopolysaccharidosis Type I, or MPS I; and SB-913 for the treatment of Mucopolysaccharidosis Type II, or MPS II. MPS I and MPS II are rare lysosomal storage disorders, or LSDs. We are also initiating a Phase 1/2 clinical trial evaluating ST-400, developed using our proprietary ZFN-mediated ex vivo cell therapy platform, for the treatment of beta-thalassemia, a blood disorder. In addition, we have proprietary preclinical and discovery stage programs in other LSDs, hematological disorders and monogenic diseases, including certain central nervous system, or CNS, disorders, cancer immunotherapy, immunology and infectious disease.

In February 2018, we entered into a global collaboration and license agreement with Kite Pharma, Inc., or Kite, a wholly owned subsidiary of Gilead Sciences, Inc., for the research, development and commercialization of potential engineered cell therapies for cancer. In April 2018, the Kite agreement became effective when the waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended and other customary closing conditions were completed. Following the effective date, we received a $150 million upfront payment from Kite. In this collaboration, we are working together with Kite on a research program under which we are designing ZFNs and AAVs to disrupt and insert certain genes in T cells and natural killer, or NK, cells, including the insertion of genes that encode chimeric antigen receptors, T-cell receptors, and NK-cell receptors directed to mutually agreed targets. Kite is responsible for all clinical development and commercialization of any resulting products.

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

We have also established a collaborative partnership with Bioverativ, a Sanofi company, or Bioverativ, to research, develop and commercialize therapeutic gene-edited cell therapy products in hemoglobinopathies, including beta-thalassemia and sickle cell disease, or SCD. We expect to begin enrolling patients in a Phase 1/2 clinical study for beta-thalassemia in the first half of 2018. Bioverativ is responsible for subsequent development, manufacturing and commercialization of licensed products.

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

Comparability

We adopted Accounting Standards Codification Topic 606—Revenue from Contracts with Customers, or Topic 606, on January 1, 2018, resulting in a change to our accounting policy for revenue recognition. We used the modified retrospective method and recognized the cumulative effect of initially applying Topic 606 as an adjustment to the opening balances of deferred revenues and accumulated deficit at January 1, 2018. Accordingly, comparative information has not been adjusted and continues to be reported under previous accounting standards. Refer to Note 1 in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information.

Critical Accounting Estimates

The accompanying discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements and the related disclosures, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates, assumptions and judgments that affect the reported amounts in our condensed consolidated financial statements and accompanying notes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Except for the change to our accounting policy for revenue recognition as a result of adopting Topic 606, there have been no significant changes in our critical accounting policies and estimates disclosed in our 2017 Annual Report.

Results of Operations

Three months ended March 31, 2018 and 2017

Revenues

	Three Months Ended March 31,
				%
	2018	2017	Change	Change
	(In thousands, except percentage values)
Revenues:
Collaboration agreements	$12,551	$3,306	$9,245	280%
Research grants	86	119	(33)	-28%
Total revenues	$12,637	$3,425	$9,212	269%

Total revenues consisted of revenues from collaboration agreements and research grants. We anticipate revenues over the next several years will be derived primarily from our collaboration agreements with Kite, Pfizer and Bioverativ.

The increase in revenues from our collaboration agreements was primarily due to an increase of $7.7 million in revenues related to the hemophilia A Pfizer agreement, $2.2 million in revenues related to our agreement with Bioverativ, and $0.5 million related to the C9ORF72 Pfizer agreement, partially offset by a decrease of $0.7 million in revenue related to our agreement with Shire International GmbH, formerly Shire AG. The revenues from Pfizer reflect the partial recognition of an upfront fee of $70.0 million under the hemophilia A Pfizer agreement and upfront fee of $12 million under the C9ORF72 Pfizer agreement. Bioverativ included $3.2 million from research services and $1.2 million related to partial recognition of an upfront license fee of $20.0 million. Research grant revenues were approximately $0.1 million for the three months ended March 31, 2018 and 2017, respectively.

Operating Expenses

	Three Months Ended March 31,
				%
	2018	2017	Change	Change
	(In thousands, except percentage values)
Operating expenses:
Research and development	$23,547	$12,942	$10,605	82%
General and administrative	10,087	7,275	2,812	39%
Total expenses	$33,634	$20,217	$13,417	66%

Research and Development Expenses

Research and development expenses consist primarily of salaries and personnel-related expenses, including stock-based compensation, laboratory supplies, preclinical and clinical studies, manufacturing expenses, allocated facilities expenses, contracted research expenses and expenses for technology licenses. We expect to continue to devote substantial resources to research and development in the future and expect research and development expenses to increase in the next several years if we are successful in advancing our clinical programs and if we are able to progress our earlier stage product candidates into clinical trials.

The increase of $10.6 million in research and development expenses was primarily due to increases of $5.3 million in manufacturing and clinical trial expenses due to timing of manufacturing activities, $2.1 million in salaries and benefits expense, $1.0 million in research and pre-clinical expense, $0.8 million in lab supply expense, $0.6 million in facility expense, $0.5 million in stock-based compensation expense, and $0.3 million in consultant expense.

At this time, we cannot provide reliable estimates of how much time or investment will be necessary to enable our product candidates to be commercialized. For a more complete discussion of the risks and uncertainties associated with our research and development activities and the development of our product candidates, see “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q.

General and Administrative Expenses

The increase of $2.8 million in general and administrative expenses was primarily due to increases of $1.1 million in salaries and benefits expense, $0.4 million in audit expense, $0.4 million in consultant expense, $0.3 million in facility expense, and $0.2 million in legal expense. The increases were primarily due to the growth of our business to support the continued advancement of our product candidates into clinical trials.

Interest and other income, net

The increase of $0.6 million in interest and other income, net, is primarily due to changes resulting from our treasury strategy.

Liquidity and Capital Resources

Liquidity

Since inception, we have incurred significant net losses and we have funded our operations primarily through the issuance of equity securities, payments from corporate collaborators and strategic partners, and research grants.

As of March 31, 2018, we had cash, cash equivalents, marketable securities and interest receivable, totaling $234.9 million, excluding restricted cash, compared to $244.6 million as of December 31, 2017, with the decrease primarily attributable to our net operating loss.

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

In February 2018, we entered into a global collaboration and license agreement with Kite for the research, development and commercialization of potential engineered cell therapies for cancer. In April 2018, the Kite agreement became effective when the waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended and other customary closing conditions were satisfied. Following the effective date, we received a $150 million upfront payment from Kite.

In April 2018, we completed an underwritten public offering of our common stock, in which we sold an aggregate of 14.2 million shares of our common stock at a public offering price of $16.25 per share. The net proceeds to us from the sale of shares in this offering, after deducting underwriting discounts and commissions and other estimated offering expenses, were approximately $215.9 million.

In May 2017, we entered into an amended and restated sales agreement with Cowen and Company, LLC pursuant to which we may offer and sell, in our sole discretion, shares of common stock having an aggregate offering price of up to $75.0 million through Cowen acting as our sales agent.  Sales of our common stock, if any, will be made at market prices by any method that is deemed to be an “at the market offering” as defined in Rule 415 under the Securities Act of 1933, as amended. We have not sold any common stock under this agreement. As of March 31, 2018, the full $75.0 million provided for under the agreement remained available for sale, subject to certain conditions as specified in the agreement. We are not able to make offers or sales under this agreement until the lock-up that was put in place in connection with the April 2018 public offering has expired.

Cash Flows

Operating activities. Net cash used in operating activities was $18.1 million and $13.1 million for the three months ended March 31, 2018 and 2017, respectively. Net cash used in operating activities for the three months ended March 31, 2018 primarily reflected the net loss for the period as well as changes in accrued compensation and prepaid expenses, partially offset by an increase in deferred revenue and stock-based compensation. Net cash used in operating activities for the three months ended March 31, 2017 primarily reflected the net loss for the period as well as a decrease in deferred revenue and accrued liabilities, partially offset by stock-based compensation.

Investing activities. Net cash used in investing activities for the three months ended March 31, 2018 was $11.6 million. Net cash provided by investing activities was $6.1 million for the three months ended March 31, 2017. Cash flows from investing activities for both periods primarily related to purchases and maturities of investments.

Financing activities. Net cash provided by financing activities for the three months ended March 31, 2018 and 2017 was $10.6 million and $3.4 million, respectively. Cash flows from financing activities for both periods primarily related to the issuance of common stock upon exercise of stock options.

Operating Capital and Capital Expenditure Requirements

We anticipate continuing to incur operating losses for at least the next several years. While our rate of cash usage may increase in the future, in particular to support our product development endeavors, we believe our available cash resources as well as funds received from corporate collaborators, strategic partners and research grants will be adequate to sustain our current operations for at least the next twelve months. Future capital requirements will be substantial, and if our capital resources are insufficient to meet future capital requirements, we will need to raise additional capital to fund our operations, including gene therapy development activities, through equity or debt financing. We regularly consider fund raising opportunities and may decide, from time to time, to raise capital based on various factors, including market conditions and our plans of operation. Additional capital may not be available on terms acceptable to us, or at all. If adequate funds are not available, or if the terms of potential funding sources are unfavorable, our business and our ability to develop our technology and our gene therapy products would be harmed. Furthermore, any sales of additional equity securities may result in dilution to our stockholders, and any debt financing may include covenants that restrict our business.

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

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements as defined in Regulation S-K, Item 303(a)(4)(ii) of Regulation S-K.

Contractual Obligations and Commercial Commitments

Our future minimum contractual commitments were reported in our 2017 Annual Report and there have been no material changes outside the ordinary course of business in the previously disclosed contractual commitments during the three months ended March 31, 2018.

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

The securities in our investment portfolio are not leveraged, are classified as available-for-sale and are, due to their short-term nature, subject to minimal interest rate risk. Our investments currently consist of U.S. Treasury securities, U.S. government-sponsored enterprise securities and corporate notes. Our investment policy, approved by our Board of Directors, limits the amount we may invest in any one type of investment issuer, thereby reducing credit risk concentrations. All investments have a fixed interest rate and are carried at market value, which approximates cost. We do not use derivative financial instruments in our investment portfolio. We do not believe that a change in interest rates would have a material negative impact on the value of our investment portfolio. Our market risks at March 31, 2018 have not changed materially from those discussed in Item 7A of our 2017 Annual Report.

ITEM 4.	CONTROLS AND PROCEDURES

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

Under the supervision of our principal executive officer and principal financial officer, we evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of March 31, 2018. Based on that evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

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

Change in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during the three months ended March 31, 2018 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We are not party to any material pending legal proceedings. From time to time, we may be involved in legal proceedings arising in the ordinary course of business.

ITEM 1A.	RISK FACTORS

An investment in our common stock involves significant risk. You should carefully consider the information described in the following risk factors, together with the other information contained herein and in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 1, 2018, including our consolidated financial statements and related notes, before making an investment decision regarding our common stock. If any of the events described in the following risk factors occurs, our business, operating results and financial condition could be seriously harmed.

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

Our ability to conduct clinical trials successfully and on a timely basis for these programs is subject to a number of additional risks, including but are not limited to the following:

•disagreement with the design or implementation of our clinical trials;

•the ability to identify and recruit sufficient number of acceptable patients to complete enrollment of trials;

•failure to demonstrate that a product candidate is safe and effective for its proposed indication;

•the occurrence of unexpected adverse events or toxicity;

•disagreement with the U.S. Food and Drug Administration, or FDA, on the interpretation of data from preclinical studies or our clinical trial results;

•failure of clinical trials to meet the level of statistical significance required for approval;

•the insufficiency of data collected from clinical trials of our product candidates to support the submission and filing of a biologics license application, or BLA, or other submission or to obtain regulatory approval;

•changes in the approval policies or regulations that render our preclinical and clinical data insufficient for approval;

•failure to obtain approval of our manufacturing processes or facilities of third-party manufacturers with whom we contract for clinical and commercial supplies or our own manufacturing facility;

•defects in the preparation and manufacturing of our product candidates;

•failure by third parties, including vendors, manufacturers and clinical trial organizations, to provide timely and adequate supplies and services;

•development of similar gene therapies by our competitors;

•unexpected costs and expenses and lack of sufficient funding for these programs; and

•loss of licenses to critical intellectual properties.

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

Clinical trials:

•must be conducted in conformance with the FDA’s good clinical practices, within the guidelines of the International Council for Harmonisation of Technical Requirements for Registration of Pharmaceuticals for Human Use, or ICH, and other applicable regulations;

•must meet requirements for Institutional Review Board, or IRB, oversight;

•must follow Institutional Biosafety Committee, or IBC, and NIH RAC guidelines where applicable;

•must meet requirements for informed consent;

•are subject to continuing FDA or similar foreign government oversight;

•may require oversight by a Data Monitoring Committee, or DMC;

•may require large numbers of test subjects; and

•may be suspended by a commercial partner, the FDA, or us at any time if it is believed that the subjects participating in these trials are being exposed to unacceptable health risks or if the FDA finds deficiencies in the IND application or the conduct of these trials.

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

Before obtaining marketing approval from regulatory authorities for the sale of our product candidates, we must conduct extensive clinical trials to demonstrate the safety and efficacy of the product candidates. Clinical testing is expensive, time consuming and uncertain as to outcome. We cannot guarantee that any clinical trials will be conducted as planned or completed on schedule, if at all. A failure of one or more clinical trials can occur at any stage of testing. Events that may prevent successful or timely completion of clinical development include:

•delays in reaching a consensus with regulatory authorities on trial design;

•delays in reaching agreement on acceptable terms with prospective CROs and clinical trial sites;

•delays in opening clinical trial sites or obtaining required IRB or independent ethics committee approval at each clinical trial site;

•delays in recruiting suitable subjects to participate in our clinical trials;

•imposition of a clinical hold by regulatory authorities as a result of a serious adverse event or after an inspection of our clinical trial operations or trial sites;

•failure by us, any CROs we engage or any other third parties to adhere to clinical trial requirements;

•failure to perform in accordance with FDA good clinical practices, or GCP, or applicable regulatory guidelines in the European Union and other countries;

•delays in the testing, validation, manufacturing and delivery of our product candidates to the clinical sites, including delays by third parties with whom we have contracted to perform certain of those functions;

•delays in having subjects complete participation in a trial or return for post-treatment follow-up;

•clinical trial sites or subjects dropping out of a trial;

•selection of clinical endpoints that require prolonged periods of clinical observation or analysis of the resulting data;

•occurrence of serious adverse events associated with the product candidate that are viewed to outweigh its potential benefits;

•occurrence of serious adverse events in trials of the same class of agents conducted by other sponsors; or

•changes in regulatory requirements and guidance that require amending or submitting new clinical protocols.

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

Additionally, if the results of our clinical trials are inconclusive or if there are safety concerns or serious adverse events associated with our product candidates, we may:

•be delayed in obtaining marketing approval for our product candidates, if at all;

•obtain approval for indications or patient populations that are not as broad as intended or desired;

•obtain approval with labeling that includes significant use or distribution restrictions or safety warnings;

•be subject to changes in the way the product is administered;

•be required to perform additional clinical trials to support approval or be subject to additional post-marketing testing requirements;

•have regulatory authorities withdraw, or suspend, their approval of the product or impose restrictions on its distribution in the form of a modified risk evaluation and mitigation strategy;

•be subject to the addition of labeling statements, such as warnings or contraindications;

•be sued; or

•experience damage to our reputation.

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

We may not be able to identify, recruit and enroll a sufficient number of patients, or those with required or desired characteristics, to complete our clinical trials in a timely manner. Patient enrollment and trial completion is affected by factors including:

•size of the patient population and process for identifying subjects;

•design of the trial protocol;

•eligibility and exclusion criteria;

•perceived risks and benefits of the product candidate under study;

•perceived risks and benefits of gene therapy-based approaches to treatment of diseases;

•availability of competing therapies and clinical trials;

•severity of the disease under investigation;

•availability of genetic testing for potential patients;

•proximity and availability of clinical trial sites for prospective subjects;

•ability to obtain and maintain subject consent;

•risk that enrolled subjects will drop out before completion of the trial;

•patient referral practices of physicians; and

•ability to monitor subjects adequately during and after treatment.

Our current product candidates are being developed to treat rare conditions. We plan to seek initial regulatory approvals in the United States and, subsequently, the European Union. We may not be able to initiate or continue clinical trials if we cannot enroll a sufficient number of eligible patients to participate in the clinical trials required by regulatory authorities. Our ability to successfully initiate, enroll and complete a clinical trial in any foreign country is subject to numerous risks unique to conducting business in foreign countries, including:

•difficulty in establishing or managing relationships with contract research organizations, or CROs, and physicians;

•different standards for the conduct of clinical trials;

•absence in some countries of established groups with sufficient regulatory expertise for review of gene therapy protocols;

•our inability to locate qualified local consultants, physicians and partners; and

•the potential burden of complying with a variety of foreign laws, medical standards and regulatory requirements, including the regulation of pharmaceutical and biotechnology products and treatment.

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

We cannot commercialize any of our product candidates to generate revenue until the appropriate regulatory authorities have reviewed and approved the marketing applications for the product candidates. We cannot ensure that the regulatory agencies will complete their review processes in a timely manner or that we will obtain regulatory approval for any product candidate that we or our collaborators develop. Satisfaction of regulatory requirements typically takes many years, is dependent upon the type, complexity and novelty of the product and requires the expenditure of substantial resources. Regulatory approval processes outside the United States include all of the risks associated with the FDA approval process. In addition, we may experience delays or rejections based upon additional government regulation from future legislation or administrative action or changes in FDA policy during the period of product development, clinical trials and FDA regulatory review.

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

We have limited experience in conducting advanced clinical trials and may not possess the necessary resources and expertise to complete such trials. We have entered into collaborative agreements to provide funding and assistance in the development of certain product candidates through the clinical trial process. However, there is no guarantee that we will be able to enter into future collaborative relationships with third parties that can provide us with the funding and expertise for later stage trials.

We may be unable to obtain additional orphan drug designations or orphan drug exclusivity for any product. If our competitors are able to obtain orphan drug exclusivity for products that constitute the same drug and treat the same indications as our product candidates, we may not be able to have competing products approved by the applicable regulatory authority for a significant period of time.

Regulatory authorities in some jurisdictions, including the United States and the European Union, may designate drugs for relatively small patient populations as orphan drugs. Under the Orphan Drug Act of 1983, the FDA may designate a product candidate as an Orphan Drug if it is intended to treat a rare disease or condition, which is generally defined as having a patient population of fewer than 200,000 individuals in the United States, or a patient population greater than 200,000 in the United States where there is no reasonable expectation that the cost of developing the drug will be recovered from sales in the United States. In the European Union, the European Medicines Agency’s Committee for Orphan Medicinal Products grants such designation to promote the development of products that are intended for the diagnosis, prevention or treatment of a life-threatening or chronically debilitating condition affecting not more than five in 10,000 persons in the European Union. Additionally, orphan designation is granted for products intended for the diagnosis, prevention or treatment of a life-threatening, seriously debilitating or serious and chronic condition and when, without incentives, it is unlikely that sales of the drug in the European Union would be sufficient to justify the necessary investment in developing the drug or biologic product.

Our four most advanced product candidates, SB-525, SB-FIX, SB-318 and SB-913 have all been granted Orphan Drug Designation by the FDA, and SB-525 and SB-318 and SB-913 have also been designated Orphan Medicinal Products by the European Medicines Agency, or EMA. If we request such designation for our other current or future product candidates, there can be no assurances that the FDA or the EMA will grant any of our product candidates such designation. Additionally, such designation does not guarantee that any regulatory agency will accelerate regulatory review of, or ultimately approve, that product candidate, nor does it limit the ability of any regulatory agency to grant such designation to product candidates of other companies that treat the same indications as our product candidates prior to our product candidates receiving exclusive marketing approval.

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

•the second applicant can establish in its application that its medicinal product, although similar to the orphan medicinal product already authorized, is safer, more effective or otherwise clinically superior;

•the holder of the marketing authorization for the original orphan medicinal product consents to a second orphan medicinal product application; or

•the holder of the marketing authorization for the original orphan medicinal product cannot supply sufficient quantities of orphan medicinal product.

Commercialization of our technologies will depend, in part, on strategic partnering with other companies. If we are not able to find partners in the future or if our partners do not diligently pursue product development efforts, we may not be able to develop our technologies or product candidates, which could slow our growth and decrease the value of our stock.

We expect to rely, to some extent, on our strategic partners to provide funding in support of our research and to perform independent research and preclinical and clinical testing. Our technology is broad-based, and we do not currently possess the resources necessary to fully develop and commercialize potential products that may result from our technologies or the resources or capabilities to complete the lengthy marketing approval processes that may be required for the products. Therefore, we plan to rely on strategic partnerships to help us develop and commercialize our products. We have entered into collaborative agreements to provide funding and assistance in the development of certain product candidates through the clinical trial process. For example, we have an agreement with Kite for potential engineered cell therapies for cancer, two separate agreements with Pfizer, one for SB-525 for hemophilia A, and another for amyotrophic lateral sclerosis and frontotemporal lobar degeneration linked to mutations of the C9ORF72 gene, and an agreement with Bioverativ for our beta-thalassemia and sickle cell disease product candidates.

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

We may be unable to license gene transfer technologies that we may need to commercialize our zinc finger protein technology.

In order to regulate or modify a gene in a cell, the zinc finger protein, or ZFP, must be efficiently delivered to the cell. We have licensed certain gene transfer technologies for our ZFP in research including adeno-associated viral vector, or AAV, and mRNA technology. We are evaluating these systems and other technologies that may need to be used in the delivery of ZFP into cells for in vitro and in vivo applications. However, we may not be able to license the gene transfer technologies required to develop and commercialize our product candidates. We have not developed our own gene transfer technologies, and we rely on our ability to enter into license agreements to provide us with rights to the necessary gene transfer technology. Our approach has been to license appropriate technology as required. The inability to obtain a license to use gene transfer technologies with entities which own such technology on reasonable commercial terms, if at all, could delay or prevent the preclinical evaluation, drug development collaborations, clinical testing, and/or commercialization of our therapeutic product candidates.

Our gene regulation and genome editing technology is relatively new, and if we are unable to use this technology in all our intended applications, it would limit our revenue opportunities.

Our technology involves a relatively new approach to gene regulation and genome editing. Although we have generated ZFPs for thousands of gene sequences, we have not created ZFPs for all gene sequences and may not be able do so, which could limit the usefulness of our technology. In addition, while we have demonstrated the function of engineered zinc finger nucleases, or ZFNs, and ZFP transcription factors, or ZFP TFs, in mammalian cells, yeast, insects, plants and animals, we have not yet demonstrated clinical efficacy of this technology in a controlled clinical trial in humans, and the failure to do so could restrict our ability to develop commercially viable products. If we, and our collaborators or strategic partners, are unable to extend our results to new commercially important genes, experimental animal models, and human clinical studies, we may be unable to use our technology in all its intended applications.

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

Effective delivery of ZFNs and ZFP TFs into the appropriate target cells and tissues is critical to the success of the therapeutic applications of our ZFP technology. In order to have a meaningful therapeutic effect, product candidates based on our ZFP technology must be delivered to sufficient numbers of cells in the targeted tissue. The ZFN or ZFP TF must be present in that tissue for sufficient time to effect either modification of a therapeutically relevant gene or regulation of its expression. In our current clinical and preclinical programs, we administer these product candidates as a nucleic acid that encodes the ZFN or ZFP TF. We use different formulations to deliver the ZFN or ZFP TF depending on the required duration of expression, the targeted tissue and the indication that we intend to treat, including our proprietary AAV delivery system. However, there can be no assurances that we will be able to effectively deliver our ZFNs and ZFP TFs to produce a beneficial therapeutic effect.

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

Even if we obtain regulatory approval for any of our product candidates that we may develop or acquire in the future, the applicable product may not gain market acceptance among physicians, healthcare payors, patients or the medical community. Market acceptance of any of our product candidates for which we receive approval depends on a number of factors, including:

•the efficacy and safety of such product candidates as demonstrated in clinical trials;

•the clinical indications and patient populations for which the product candidate is approved;

•acceptance by physicians, major cancer treatment centers and patients of the drug as a safe and effective treatment;

•the adoption of novel gene therapies by physicians, hospitals and third-party payors;

•the potential and perceived advantages of product candidates over alternative treatments;

•the safety of product candidates seen in a broader patient group, including its use outside the approved indications;

•any restrictions on use together with other medications;

•the prevalence and severity of any side effects;

•product labeling or product insert requirements of the FDA or other regulatory authorities;

•the timing of market introduction of our products as well as competitive products;

•the development of manufacturing and distribution processes for our product candidates;

•the cost of treatment in relation to alternative treatments;

•the availability of coverage and adequate reimbursement and pricing by third-party payors and government authorities and the willingness of patients to pay out-of-pocket in the absence of coverage by third-party payors;

•relative convenience and ease of administration; and

•the effectiveness of our sales and marketing efforts and those of our collaborators.

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

There have been, and likely will continue to be, legislative and regulatory proposals at the foreign, federal and state levels directed at broadening the availability of healthcare and containing or lowering the cost of healthcare. We cannot predict the initiatives that may be adopted in the future. The continuing efforts of the government, insurance companies, managed care organizations and other payors of healthcare services to contain or reduce costs of healthcare and/or impose price controls may adversely affect:

•the demand for our product candidates, if we obtain regulatory approval;

•our ability to set a price that we believe is fair for our products;

•our ability to generate revenue and achieve or maintain profitability;

•the level of taxes that we are required to pay; and

•the availability of capital.

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

If we fail to comply with applicable regulatory requirements following approval of any of our product candidates, a regulatory agency may:

•issue a warning letter asserting that we are in violation of the law;

•seek an injunction or impose civil or criminal penalties or monetary fines;

•suspend or withdraw regulatory approval;

•suspend any ongoing clinical studies;

•refuse to approve a pending marketing application, such as a BLA or supplements to a BLA submitted by us;

•seize product; or

•refuse to allow us to enter into supply contracts, including government contracts.

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

Healthcare providers, physicians and third-party payors will play a primary role in the recommendation and prescription of any product candidates for which we obtain regulatory approval. Our current and future arrangements with healthcare providers, third-

party payors and customers may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we would market, sell and distribute our products. As a biotechnology company, even though we will not control referrals of healthcare services or bill directly to Medicare, Medicaid or other third-party payors, federal and state healthcare laws and regulations pertaining to fraud and abuse and patients’ rights are and will be applicable to our business. Restrictions under applicable federal and state healthcare laws and regulations that may affect our ability to operate include the following:

•the federal healthcare Anti-Kickback Statute will constrain our marketing practices, educational programs, pricing policies, and relationships with healthcare providers or other entities, by prohibiting, among other things, persons from knowingly and willfully soliciting, offering, receiving or providing remuneration, directly or indirectly, overtly or covertly, in cash or in kind, to induce or reward, or in return for, either the referral of an individual for, or the purchase, order or recommendation of, any good or service, for which payment may be made under a federal healthcare program such as Medicare and Medicaid;

•federal civil and criminal false claims laws and civil monetary penalty laws impose criminal and civil penalties, including through civil whistleblower or qui tam actions, against individuals or entities for knowingly presenting, or causing to be presented, to the federal government, including the Medicare and Medicaid programs, claims for payment or approval that are false or fraudulent or making a false statement to avoid, decrease or conceal an obligation to pay money to the federal government;

•the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, imposes criminal and civil liability for executing a scheme to defraud any healthcare benefit program and also created federal criminal laws that prohibit knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false statements in connection with the delivery of or payment for healthcare benefits, items or services;

•HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, or HITECH, also imposes obligations, including mandatory contractual terms, with respect to safeguarding the privacy, security and transmission of individually identifiable health information held by certain healthcare providers, health plans and healthcare clearinghouses and their business associates;

•the federal Physician Payments Sunshine Act created under the Affordable Care Act requires certain manufacturers of drugs, devices, biologics and medical supplies to report annually to the Centers for Medicare & Medicaid Services, or CMS, information related to payments and other transfers of value to physicians, other healthcare providers, and teaching hospitals, and ownership and investment interests held by physicians and other healthcare providers and their immediate family members and applicable group purchasing organizations;

•analogous state and foreign laws and regulations, such as state anti-kickback and false claims laws, may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third-party payors, including private insurers; some state laws require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government and may require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures; and

•state and foreign laws govern the privacy and security of health information in specified circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.

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

We face an inherent risk of product liability exposure related to the testing of our product candidates in human clinical trials and will face an even greater risk if we commercially sell any products that we may develop. Product liability claims may be brought against us by subjects enrolled in our clinical trials, patients, healthcare providers or others using, administering or selling our products. If we cannot successfully defend ourselves against claims that our product candidates or products caused injuries, we could incur substantial liabilities. Regardless of merit or eventual outcome, liability claims may result in:

•decreased demand for any product candidates or products that we may develop;

•termination of clinical trial sites or entire trial programs;

•injury to our reputation and significant negative media attention;

•withdrawal of clinical trial participants;

•significant costs to defend the related litigation;

•substantial monetary awards to trial subjects or patients;

•loss of revenue;

•diversion of management and scientific resources from our business operations; and

•the inability to commercialize any products that we may develop.

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

We currently have limited experience in, and we do not own facilities for, clinical-scale manufacturing of our product candidates and we rely upon third-party contract manufacturing organizations to manufacture and supply drug product for our preclinical and clinical studies. The manufacture of pharmaceutical products in compliance with the FDA’s current good manufacturing practices, or cGMP, requires significant expertise and capital investment, including the development of advanced manufacturing techniques and process controls. Manufacturers of pharmaceutical products often encounter difficulties in production, including difficulties with production costs and yields, quality control, including stability of the product candidate and quality assurance testing, shortages of qualified personnel, as well as compliance with strictly enforced cGMP requirements, other federal and state regulatory requirements and foreign regulations. If our manufacturers were to encounter any of these difficulties or otherwise fail to comply with their obligations to us or under applicable regulations, our ability to provide study biologics in our clinical studies would be jeopardized. Any delay or interruption in the supply of clinical study materials could delay the completion of our clinical studies, increase the costs associated with maintaining our clinical study programs and, depending upon the period of delay, require us to commence new studies at significant additional expense or terminate the studies completely.

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

We intend to design and build a manufacturing facility that could support future clinical production of our product candidates. We have no experience as a company manufacturing pharmaceutical products, and there can be no assurance that we will be able to build our manufacturing facility or, if built, we will be able to successfully manufacture any of our product candidates.

We expect to utilize both contract manufacturing organizations, or CMOs, and our own facility to meet our projected needs for clinical supply.  We intend to expand our manufacturing capacity by designing and building a manufacturing facility that we plan to initially use to support our clinical supply needs.  To meet these objectives we will need to transition manufacturing processes and know-how of our product candidates to our own facility. Transferring manufacturing processes and know-how is complex and involves review and incorporation of both documented and undocumented processes that may have evolved over time.  In addition, transferring production to different facilities may require utilization of new or different processes to meet the specific requirements of a given facility. Additional studies may also need to be conducted to support the transfer of certain manufacturing processes and process improvements.  We cannot be certain that all relevant know-how and data has been adequately incorporated into the manufacturing process until the completion of studies (and the related evaluations) intended to demonstrate the comparability of material previously produced with that generated by our CMO. Although some of our employees have experience in the manufacturing of pharmaceutical products from prior employment at other companies, we, as a company, have no prior experience in pharmaceutical product manufacturing, and operating this facility would require us to comply with complex regulations and to continue to hire and retain experienced scientific, quality control, quality assurance and manufacturing personnel.  Designing and building a manufacturing facility will be time-consuming and expensive, and we may experience delays or cost overruns. In addition, government approvals would be required for us to operate a manufacturing facility and can be time-consuming to obtain. As a manufacturer of pharmaceutical products, we also would be required to demonstrate and maintain cGMP compliance. These requirements include, among other things, quality control, quality assurance and the maintenance of records and documentation. Furthermore, establishing manufacturing operations may require a reallocation of other resources, particularly the time and attention of our senior management. Even if we are able to establish our own manufacturing capabilities, we could encounter challenges in operating the manufacturing facility in compliance with cGMP, regulatory or other applicable requirements, resulting in potential negative consequences, including regulatory actions, which could undermine our ability to utilize this facility for our own manufacturing needs. Any failure or delay in the development of our manufacturing capabilities could adversely impact the development of our product candidates.

There are risks associated with manufacturing for clinical and commercial use. Manufacturing biological components at the appropriate scale and quality is complex and difficult.

There are risks associated with manufacturing our product candidates including, among others, cGMP compliance, cost overruns, technical problems with process scale-up, process reproducibility, stability issues, lot consistency and timely availability of raw materials. Even if efficacy and safety data from our clinical trials would otherwise support regulatory approval for a product candidate, there is no assurance that we or any third-party manufacturer will be able to manufacture our product candidates to specifications at levels necessary to support or maintain regulatory approval by the FDA or other regulatory authorities. In addition, we may not be able to manufacture our product candidates in sufficient quantities to meet the requirements for a potential launch or to meet potential future demand. If we or our third-party manufacturers are unable to produce sufficient quantities of the approved product for commercialization, either on a timely basis or at all, our commercialization efforts would be impaired, which would have a material adverse effect on our business, financial condition, results of operations and growth prospects.

We face uncertainties and risks associated with the manufacture of our product candidates. Our product candidates are biologics and their manufacture involves complex processes, including the development of cell lines or cell systems to produce the biologic, with the challenge of significant variability. Further, there are difficulties in growing large quantities of such cells and harvesting and purifying the biologic produced by them. The cost to manufacture biologics is generally far higher than traditional small molecule chemical compounds, and the manufacturing process can be difficult to reproduce. There is no guarantee we will be successful in establishing a larger-scale commercial manufacturing process for our pipeline product candidates or obtaining the needed manufacturing capacity. Due to the high cost to manufacture, inherent uncertainty related to manufacturing costs, and uncertainty in our patient population, there is risk that some of our product candidates may not be commercially viable.

We do not currently have the infrastructure or capability to manufacture, market and sell therapeutic products on a commercial scale.

In order for us to commercialize our therapeutic products directly, we would need to develop, or obtain through outsourcing arrangements, the capability to manufacture, market and sell our products on a commercial scale. Currently, we do not have the ability nor the financial resources to establish the infrastructure and organizations needed to execute these functions, including such infrastructure needed for the commercialization of any product based on our ZFP technology, which can be complex and costly. If we are unable to establish adequate manufacturing, sales, marketing and distribution capabilities, we will not be able to directly commercialize our therapeutics products, which would limit our future growth.

If we are unable to establish sales and marketing capabilities or enter into agreements with third parties to market and sell our product candidates, we may be unable to generate any revenue.

We do not currently have an organization for the sale, marketing and distribution of pharmaceutical products and the cost of establishing and maintaining such an organization may exceed the cost-effectiveness of doing so. In order to market any products that may be approved by the FDA and comparable foreign regulatory authorities, we must build our sales, marketing, managerial and other non-technical capabilities or make arrangements with third parties to perform these services. There are significant risks involved in building and managing a sales organization, including our ability to hire, retain and incentivize qualified individuals, generate sufficient sales leads, provide adequate training to sales and marketing personnel and effectively manage a geographically dispersed sales and marketing team. Any failure or delay in the development of our internal sales, marketing and distribution capabilities would adversely impact the commercialization of any approved products. If we are unable to establish adequate sales, marketing and distribution capabilities, whether independently or with third parties, we may not be able to generate product revenues and may not become profitable. We will be competing with many companies that currently have extensive and well-funded sales and marketing operations. Without an internal commercial organization or the support of a third party to perform sales and marketing functions, we may be unable to compete successfully against these more established companies. If we are not successful in commercializing our current or future product candidates either on our own or through collaborations with one or more third parties, our future product revenue will suffer and we would incur significant additional losses.

We will need to grow the size of our organization, and we may experience difficulties in managing this growth.

As of March 31, 2018, we had 190 full-time employees. We need to grow the size of our organization in order to support our continued development and potential commercialization of our product candidates. In particular, we will need to add substantial numbers of additional personnel and other resources to support our development and potential commercialization of our product candidates. As our development and commercialization plans and strategies continue to develop, or as a result of any future acquisitions, our need for additional managerial, operational, manufacturing, sales, marketing, financial and other resources will increase. Our management, personnel and systems currently in place may not be adequate to support this future growth. Future growth would impose significant added responsibilities on members of management, including:

•managing our preclinical studies and clinical trials effectively;

•identifying, recruiting, maintaining, motivating and integrating additional employees;

•managing our internal development efforts effectively while complying with our contractual obligations to licensors, licensees, contractors and other third parties;

•improving our managerial, development, operational, information technology, and finance systems; and

•expanding our facilities.

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

Any products that we or our collaborators or strategic partners develop by using our ZFP technology platform will enter into highly competitive markets. Even if we are able to generate products that are safe and effective for their intended use, competing technologies may prove to be more effective or less expensive, which, to the extent these competing technologies achieve market acceptance, will limit our revenue opportunities. In some cases, competing technologies have proven to be effective and less expensive. Competing technologies may include other methods of regulating gene expression or modifying genes. ZFNs and ZFP TFs have broad application in the life sciences industry and compete with a broad array of new technologies and approaches being applied to genetic research by many companies. Competing proprietary technologies with our product development focus include but are not limited to:

•For genome editing and gene therapy products:

•recombinant proteins;

•other gene therapy/cDNAs;

•antisense;

•siRNA and microRNA approaches, exon skipping;

•small molecule drugs;

•monoclonal antibodies;

•CRISPR/Cas technology; and

•TALE proteins, meganucleases, and MegaTALs.

•Our non-therapeutic applications compete against similar technologies:

•For protein production: gene amplification, CRISPR/Cas technology, TALE technology, insulator technology, and mini-chromosomes;

•For target validation: antisense, siRNA, TALE technology and CRISPR/Cas technology;

•For plant agriculture: recombination approaches, mutagenesis approaches, TALE technology, CRISPR/Cas technology, mini-chromosomes; and

•For transgenic animals: somatic nuclear transfer, embryonic stem cell, TALE, CRISPR/Cas technology and transposase technologies.

In addition to possessing competing technologies, our competitors include pharmaceutical and biotechnology companies with:

•substantially greater capital resources than ours;

•larger research and development staffs and facilities than ours; and

•greater experience in product development and in obtaining regulatory approvals and patent protection.

These organizations also compete with us to:

•attract qualified personnel;

•attract parties for acquisitions, joint ventures or other collaborations; and

•license the proprietary technologies of academic and research institutions that are competitive with our technology, which may preclude us from pursuing similar opportunities.

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

These regulatory review committees and advisory groups, and any new guidelines they promulgate, may lengthen the regulatory review process, require us to perform additional preclinical studies or clinical trials, increase our development costs, lead to changes in regulatory positions and interpretations, delay or prevent approval and commercialization of our current or future product candidates or lead to significant post-approval limitations or restrictions. As we advance our product candidates, we will be required to consult with these regulatory and advisory groups and comply with applicable guidelines. If we fail to do so, we may be required to delay or discontinue development of our product candidates. These additional processes may result in a review and approval process that is longer than we otherwise would have expected. Delay or failure to obtain, or unexpected costs in obtaining, the regulatory approval necessary to bring a potential product to market could decrease our ability to generate sufficient product revenue, and our business, financial condition, results of operations and prospects would be harmed. Even if our product candidates are approved, we expect that the FDA will require us to submit follow-up data regarding our clinical trial subjects for a number of years after any approval. If this follow-up data shows negative long-term safety or efficacy outcomes for these patients, the FDA may revoke its approval or change the label of our products in a manner that could have an adverse impact on our business.

In addition, adverse developments in clinical trials of gene therapy products conducted by others may cause the FDA or other oversight bodies to change the requirements for approval of our product candidates. The FDA only recently approved the first in vivo gene therapy, LUXTURNA, and only two in vivo gene therapy products, uniQure N.V.’s Glybera and GlaxoSmithKline’s Strimvelis, have received marketing authorization from the EMA. As a result, it is difficult to determine how long it will take or how much it will cost to obtain regulatory approvals for our product candidates.

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

Gene therapy remains a novel technology, with only one in vivo gene therapy product approved for a genetic disease to date in the United States and only two in vivo gene therapy products for genetic diseases approved to date in the European Union. Public perception may be influenced by claims that gene therapy is unsafe, and gene therapy may not gain the acceptance of the public or the medical community. In particular, our success will depend upon physicians who specialize in the treatment of genetic diseases targeted by our product candidates, prescribing treatments that involve the use of our product candidates in lieu of, or in addition to, existing treatments with which they are familiar and for which greater clinical data may be available. More restrictive government regulations or negative public opinion would have an adverse effect on our business, financial condition, results of operations and prospects and may delay or impair the development and commercialization of our product candidates or demand for any products we may develop. For example, earlier gene therapy trials led to several well-publicized adverse events, including cases of leukemia and death seen in other trials using other vectors. Serious adverse events in our clinical trials, or other clinical trials involving gene therapy products or our competitors’ products, even if not ultimately attributable to the relevant product candidates, and the resulting publicity, could result in increased government regulation, unfavorable public perception, potential regulatory delays in the testing or approval of our product candidates, stricter labeling requirements for those product candidates that are approved and a decrease in demand for any such product candidates.

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

We have generated operating losses since we began operations in 1995. Our net losses for the years ended December 31, 2017, 2016 and 2015 were $54.6 million, $71.7 million and $40.7 million, respectively. The extent of our future losses and the timing of profitability are uncertain, and we expect to incur losses for the foreseeable future. We have been engaged in developing our ZFP technology since inception, which has and will continue to require significant research and development expenditures. To date, we have generated our funding from issuance of equity securities, revenues derived from collaboration agreements, other strategic partnerships in non-therapeutic applications of our technology, federal government research grants and grants awarded by research foundations. As of March 31, 2018, we had an accumulated deficit of $514.5 million. Since our initial public offering in 2000, we have generated an aggregate of approximately $418.6 million in gross proceeds from the sale of our equity securities. We expect to continue to incur additional operating losses for the next several years as we continue to advance our product candidates. If the time required to generate significant product revenues and achieve profitability is longer than we currently anticipate or if we are unable to generate liquidity through equity financing or other sources of funding, we may be forced to curtail or suspend our operations.

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

•attract and retain qualified scientific and technical staff and management, particularly scientific staff with expertise to develop our early-stage technology into therapeutic products;

•obtain sufficient capital to support the expense of developing our technology platform and developing, testing and commercializing products;

•develop a market for our products; and

•successfully transition from a company with a research focus to a company capable of supporting commercial activities.

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

Risks Relating to our Relationships with Collaborators and Strategic Partners

If conflicts arise between us and our collaborators or strategic partners, these parties may act in their self-interest, which may limit our ability to implement our strategies and otherwise harm our business and prospects.

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

Some of our collaborators or strategic partners could also become our competitors in the future. Our collaborators or strategic partners could develop or invest in competing products, preclude us from entering into collaborations with their competitors, fail to obtain timely regulatory approvals, terminate their agreements with us prematurely, or fail to devote sufficient resources to the development and commercialization of product candidates covered by the applicable agreement.

In addition, conflicts could arise between us and our collaborators resulting from disputes regarding our or our collaborators’ or strategic partners’ performance under the applicable agreement, including disputes arising from alleged breaches of our agreements with our collaborators and strategic partners. For example, we have certain confidentiality obligations to our collaborators and strategic partners under our agreements with them, and it is possible that, in connection with the data security incident we disclosed in April 2018, we could be subject to claims that we have breached our confidentiality obligations, which could result in damages payable by us and/or the affected collaborator or strategic partner seeking to terminate its agreement with us.

Any of these developments could harm our product development efforts and otherwise adversely affect our business and prospectus.

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

For example, under our agreements with Kite, Pfizer and Bioverativ, they have control and broad discretion over all or certain aspects of the clinical development and commercialization of any product developed under the agreement, and we will have little, if any, influence on how these programs will be conducted. Our lack of control over the clinical development in such agreements could cause delays or other difficulties in the development and commercialization of our product candidates, which may prevent us from completing the intended IND filings in a timely fashion and receiving any milestone, royalty payments and other benefits under the agreement. In addition, under their respective agreements, our third-party collaborators have certain rights to terminate the agreements by providing us with advance notices, therefore, the actual milestone payments that we may receive under these agreements may be substantially lower than the full amounts provided for under these agreements.

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

The degree of future protection for our proprietary rights is uncertain, and we cannot ensure that:

•we or our licensors were the first to make the inventions covered by each of our pending patent applications;

•we or our licensors were the first to file patent applications for these inventions;

•the patents of others will not have an adverse effect on our ability to do business;

•others will not independently develop similar or alternative technologies or reverse engineer any of our products, processes or technologies;

•any of our pending patent applications will result in issued patents;

•any patents issued or licensed to us or our collaborators or strategic partners will provide a basis for commercially viable products or will provide us with any competitive advantages;

•any patents issued or licensed to us will not be challenged and invalidated by third parties; or

•we will develop additional products, processes or technologies that are patentable.

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

In addition to the protection afforded by patents, we rely on trade secret protection and confidentiality agreements to protect proprietary know-how that is not patentable or that we elect not to patent, processes for which patents are difficult to enforce and any other elements of our product candidate discovery and development processes that involve proprietary know-how, information or technology that is not covered by patents. However, trade secrets can be difficult to protect. We seek to protect our proprietary technology and processes, in part, by entering into confidentiality agreements with our employees, consultants, scientific advisors and contractors. We also seek to preserve the integrity and confidentiality of our data and trade secrets by maintaining physical security of our premises and physical and electronic security of our information technology systems. While we have confidence in these individuals, organizations and systems, agreements or security measures have been and may in the future be breached, and we may not have adequate remedies for any breach. See also the risk factor titled, “—Significant disruptions of our information technology systems or data security incidents could result in significant financial, legal, regulatory, business and reputational harm to us.”  In addition, our trade secrets may otherwise become known or be independently discovered by competitors.

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

In many cases, patent prosecution of our licensed technology is controlled solely by the licensor. If our licensors fail to obtain and maintain patent or other protection for the proprietary intellectual property we license from them, we could lose our rights to the intellectual property or our exclusivity with respect to those rights, and our competitors could market competing products using the intellectual property. In certain cases, we control the prosecution of patents resulting from licensed technology. In the event we breach any of our obligations related to such prosecution, we may incur significant liability to our licensing partners. Licensing of intellectual property is of critical importance to our business and involves complex legal, business and scientific issues and is complicated by the rapid pace of scientific discovery in our industry. Disputes may arise regarding intellectual property subject to a licensing agreement, including:

•the scope of rights granted under the license agreement and other interpretation-related issues;

•the extent to which our technology and processes infringe on intellectual property of the licensor that is not subject to the licensing agreement;

•the sublicensing of patent and other rights under our collaborative development relationships;

•our diligence obligations under the license agreement and what activities satisfy those diligence obligations;

•the ownership of inventions and know-how resulting from the joint creation or use of intellectual property by our licensors and us and our partners; and

•the priority of invention of patented technology.

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

Risks Relating to our Business Operations

Significant disruptions of our information technology systems or data security incidents could result in significant financial, legal, regulatory, business and reputational harm to us.

We are increasingly dependent on information technology systems and infrastructure, including mobile technologies, to operate our business. In the ordinary course of our business, we collect, store, process and transmit large amounts of sensitive information, including intellectual property, proprietary business information, personal information and other confidential information. It is critical that we do so in a secure manner to maintain the confidentiality, integrity and availability of such sensitive information. We have also outsourced elements of our operations (including elements of our information technology infrastructure) to third parties, and as a result, we manage a number of third-party vendors who may or could have access to our computer networks or our confidential information. In addition, many of those third parties in turn subcontract or outsource some of their responsibilities to third parties.  As a result, our information technology systems, including the functions of third parties that are involved or have access to those systems, is very large and complex.  While all information technology operations are inherently vulnerable to inadvertent or intentional security breaches, incidents, attacks and exposures, the size, complexity, accessibility and distributed nature of our information technology systems, and the large amounts of sensitive information stored on those systems, make such systems potentially vulnerable to unintentional or malicious, internal and external attacks on our technology environment. Potential vulnerabilities can exploited from inadvertent or intentional actions of our employees, third-party vendors, business partners, or by malicious third parties. Attacks of this nature  are increasing in their frequency, levels of persistence, sophistication and intensity, and are being conducted by sophisticated and organized groups and individuals with a wide range of motives (including, but not limited to, industrial espionage) and expertise, including organized criminal groups, “hacktivists,” nation states and others. In addition to the extraction of sensitive information, such attacks could include the deployment of harmful malware, ransomware, denial-of-service attacks, social engineering and other means to affect service reliability and threaten the confidentiality, integrity and availability of information. In addition, the prevalent use of mobile devices increases the risk of data security incidents.

Significant disruptions of our, our third-party vendors’ and/or business partners’ information technology systems or other similar data security incidents could adversely affect our business operations and/or result in the loss, misappropriation, and/or unauthorized access, use or disclosure of, or the prevention of access to, sensitive information, which could result in financial, legal, regulatory, business and reputational harm to us.  For example, in April 2018, we announced a data security incident involving the compromise of a senior executive’s company email account. Upon learning of the incident on March 28, 2018, external network security experts were promptly engaged, and the incident response team worked diligently to investigate the incident. We also promptly notified federal law enforcement of the incident. The investigation concluded that the incident was limited to the compromise of the senior executive’s company email account for approximately 11 weeks. The investigation did not reveal any evidence that our network or other information technology systems were otherwise compromised in connection with the incident or that the incident resulted in the disclosure of or access to personal information about patients or other individuals besides the holder of the company email account that was affected. However, proprietary, confidential and other sensitive information of ours and that of other entities was accessed and may have been compromised as a result of the incident. We are continuing to analyze the effects of the incident, along with appropriate remediation of our information technology systems, and that analysis and the related remediation efforts could ultimately reveal that other company information technology systems were compromised and/or that additional information was revealed or compromised. In addition, unforeseen developments related to this incident could occur, which could have a further adverse impact on us. Accordingly, we are still in the process of assessing the financial and other impacts on us and our business resulting from this incident. We do not maintain cyber liability insurance and will therefore have no coverage for any losses resulting from this data security incident. Any litigation or regulatory review arising from this incident could result in significant legal exposure to us.  In addition, information technology system disruptions, whether from attacks on our technology environment or from computer viruses, natural disasters, terrorism, war and telecommunication and electrical failures, could result in a material disruption of our development programs and our business operations.  For example, the loss of clinical trial data from completed or future clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data.

While we aware of the company email incident described above, there is no way of knowing with certainty whether we have experienced any other data security incidents that have not been discovered. While we have no reason to believe this to be the case, attackers have become very sophisticated in the way they conceal access to systems, and many companies that have been attacked are not aware that they have been attacked. Any event, including the company email incident described above, that leads to unauthorized access, use or disclosure of personal information, including but not limited to personal information regarding our patients or employees, could disrupt our business, harm our reputation, compel us to comply with applicable federal and/or state breach notification laws and foreign law equivalents, subject us to time consuming, distracting and expensive litigation, regulatory investigation and oversight, mandatory corrective action, require us to verify the correctness of database contents, or otherwise subject us to liability under laws, regulations and contractual obligations, including those that protect the privacy and security of personal information. This could result in increased costs to us, and result in significant legal and financial exposure and/or reputational harm. In addition, any failure or perceived failure by us or our vendors or business partners to comply with our privacy, confidentiality or data security-related legal or other obligations to third parties, or any further security incidents or other inappropriate access events that result in the unauthorized access, release or transfer of sensitive information, which could include personally identifiable information, may result in governmental investigations, enforcement actions, regulatory fines, litigation, or public statements against us by advocacy groups or others, and could cause third parties, including clinical sites, regulators or current and potential partners, to lose trust in us or we could be subject to claims by third parties that we have breached our privacy- or confidentiality-related obligations, which could materially and adversely affect our business and prospects. Moreover, data security incidents and other inappropriate access can be difficult to detect, and any delay in identifying them may lead to increased harm of the type described above. While we have implemented security measures intended to protect our information technology systems and infrastructure, there can be no assurance that such measures will successfully prevent service interruptions or further security incidents.

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

Our stock price has been volatile and may continue to be volatile, which could cause stockholders to incur substantial losses. An active public market for our common stock may not be sustained, and the market price of our common stock may continue to be highly volatile. The market price of our common stock has fluctuated significantly in response to various factors, some of which are beyond our control, including but not limited to the following:

•announcements by us or collaborators providing updates on the progress or development status of product candidates;

•data from clinical trials;

•initiation or termination of clinical trials;

•changes in market valuations of similar companies;

•overall market and economic conditions, including the equity markets for emerging biotechnology companies;

•deviations in our results of operations from the guidance given by us;

•announcements by us or our competitors of new or enhanced products, technologies or services or significant contracts, acquisitions, strategic relationships, joint ventures or capital commitments;

•announcement of changes in business and operations by our collaborators and partners, or changes in our existing collaboration agreements;

•regulatory developments;

•changes, by one or more of our security analysts, in recommendations, ratings or coverage of our stock;

•additions or departures of key personnel;

•future sales of our common stock or other securities by us, management or directors, liquidation of institutional funds that comprised large holdings of our stock; and

•decreases in our cash balances.

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

In addition, our amended and restated bylaws, as amended:

•establish advance notice requirements for nominations for election to the board of directors or proposing matters that can be acted upon at stockholders’ meetings; and

•prohibit stockholders from calling a special meeting of stockholders.

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

Our amended and restated bylaws, as amended, provide that the Court of Chancery of the State of Delaware is the sole and exclusive forum for:

•any derivative action or proceeding brought on our behalf;

•any action asserting a claim of breach of a fiduciary duty owed by any director, officer or other employee of Sangamo to us or our stockholders;

•any action asserting a claim arising pursuant to any provision of the General Corporation Law of the State of Delaware; and

•any action asserting a claim governed by the internal affairs doctrine.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	MINE SAFEY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

(a) Exhibits:

3.1(A)	Composite copy of Seventh Amended and Restated Certificate of Incorporation of Sangamo Therapeutics, Inc., as amended.

3.2(B)	Composite copy of Second Amended and Restated Bylaws of Sangamo Therapeutics, Inc., as amended.

10.1†	Collaboration and License Agreement between the Company and Kite Pharma, Inc., dated February 20, 2018.

10.2(+)	Amended and Restated Incentive Compensation Plan.

31.1	Rule 13a — 14(a) Certification of Principal Executive Officer.

31.2	Rule 13a — 14(a) Certification of Principal Financial Officer.

32.1*	Certification Pursuant to 18 U.S.C. Section 1350.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

Dated: May 10, 2018

SANGAMO THERAPEUTICS, INC.

/s/ KATHY Y. YI
Kathy Y. Yi
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)