Form 10-Q
period 2018-06-30
SANGAMO THERAPEUTICS, INC
filed 2018-08-08
CIK 1001233

Ion

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

As of August 1, 2018, 101,673,757 shares of the issuer’s common stock, par value $0.01 per share, were outstanding.

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

Convenience translations between Euros (€) and U.S. dollars provided herein are based on the noon buying rate in New York City for cable transfers in foreign currencies as certified for customs purposes by the Federal Reserve Bank of New York on July 27, 2018, or €1.00 = $1.166. We do not represent that Euros were, could have been, or could be, converted into U.S. dollars at such rate or at any other rate.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Some statements contained in this report are forward-looking with respect to our operations, research, development and commercialization activities, clinical trials, operating results and financial condition. These statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements. Forward-looking statements include, but are not limited to, statements about:

•	our strategy;
•	product development and commercialization of our products;
•	clinical trials;
•	the proposed acquisition of TxCell S.A., including the expected timing, term and anticipated benefits thereof;
•	partnering, other acquisition and other strategic transactions;
•	revenues from existing and new collaborations;
•	our research and development and other expenses;
•	sufficiency of our cash resources;
•	our operational and legal risks; and
•	our plans, objectives, expectations and intentions and any other statements that are not historical facts.

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

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

SANGAMO THERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited; in thousands, except share and per share amounts)

	June 30,	December 31,
	2018	2017
ASSETS
Current assets:
Cash and cash equivalents	$59,406	$49,826
Marketable securities	480,040	193,482
Interest receivable	562	240
Accounts receivable	4,977	3,343
Prepaid expenses and other current assets	5,064	1,506
Total current assets	550,049	248,397

Marketable securities, non-current	34,182	1,012
Property and equipment, net	37,223	31,066
Goodwill	1,585	1,585
Restricted cash and other non-current assets	4,688	4,681
Total assets	$627,727	$286,741
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$14,388	$11,035
Accrued compensation and employee benefits	4,346	5,479
Deferred revenues	57,215	28,345
Total current liabilities	75,949	44,859
Deferred revenues, non-current	137,731	29,244
Build-to-suit lease obligation	26,180	24,738
Total liabilities	239,860	98,841
Commitments and contingencies
Stockholders' equity:
Common stock, $0.01 par value; 160,000,000 shares authorized, 101,623,521 and 85,598,534 shares issued and outstanding at June 30, 2018 and December 31, 2017, respectively	1,016	856
Additional paid-in capital	918,197	682,809
Accumulated deficit	(531,189)	(495,479)
Accumulated other comprehensive loss	(157)	(286)
Total stockholders' equity	387,867	187,900
Total liabilities and stockholders' equity	$627,727	$286,741

See accompanying notes.

SANGAMO THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited; in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Revenues:
Collaboration agreements	$21,289	$7,977	$33,840	$11,283
Research grants	127	276	213	395
Total revenues	21,416	8,253	34,053	11,678
Operating expenses:
Research and development	29,255	14,984	52,802	27,926
General and administrative	11,301	6,037	21,388	13,312
Total operating expenses	40,556	21,021	74,190	41,238
Loss from operations	(19,140)	(12,768)	(40,137)	(29,560)
Interest and other income, net	2,500	277	3,310	437
Net loss	$(16,640)	$(12,491)	$(36,827)	$(29,123)
Basic and diluted net loss per share	$(0.17)	$(0.17)	$(0.40)	$(0.41)
Shares used in computing basic and diluted net loss per share	97,267	72,527	91,831	71,780

See accompanying notes.

SANGAMO THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited; in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Net loss	$(16,640)	$(12,491)	$(36,827)	$(29,123)
Change in unrealized gain (loss) on available-for-sale securities	230	(51)	131	(163)
Comprehensive loss	$(16,410)	$(12,542)	$(36,696)	$(29,286)

See accompanying notes.

SANGAMO THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited; in thousands)

	Six Months Ended
	June 30,
	2018	2017
Operating Activities:
Net loss	$(36,827)	$(29,123)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,207	618
Amortization of (discount) premium on marketable securities	(1,656)	32
Stock-based compensation	6,564	4,751
Other	465	—
Net changes in operating assets and liabilities:
Interest receivable	(322)	(32)
Accounts receivable	(1,634)	1,477
Prepaid expenses and other assets	(3,564)	(1,039)
Accounts payable and accrued liabilities	2,733	2,654
Accrued compensation and employee benefits	(1,133)	24
Deferred revenues	138,474	64,346
Net cash provided by operating activities	104,307	43,708
Investing Activities:
Purchases of marketable securities	(451,240)	(159,166)
Maturities of marketable securities	133,297	83,029
Purchases of property and equipment	(5,768)	(2,175)
Net cash used in investing activities	(323,711)	(78,312)
Financing Activities:
Proceeds from public offering of common stock, net of issuance costs	215,756	81,562
Taxes paid related to net share settlement of equity awards	(57)	(7)
Proceeds from issuance of common stock	13,285	825
Net cash provided by financing activities	228,984	82,380
Net increase in cash, cash equivalents, and restricted cash	9,580	47,776
Cash, cash equivalents, and restricted cash, beginning of period	53,326	22,061
Cash, cash equivalents, and restricted cash, end of period	$62,906	$69,837
Supplemental disclosure of noncash investing activities:
Property and equipment included in accrued liabilities	$1,836	$226

See accompanying notes.

SANGAMO THERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2018

(Unaudited)

NOTE 1—ORGANIZATION, BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Overview

Sangamo Therapeutics, Inc. was incorporated in the state of Delaware in 1995 and changed its name from Sangamo Biosciences, Inc. in January 2017 (“Sangamo” or the “Company”).  Sangamo is focused on the research, development and commercialization of novel genomic therapies for unmet medical needs. Sangamo’s genome editing and gene regulation technology platform is enabled by the engineering of a class of transcription factors known as zinc finger DNA-binding proteins (“ZFPs”).

Sangamo is currently working on a number of long-term development projects that involve experimental technology. The projects may require several years and substantial expenditures to complete and ultimately may be unsuccessful. The Company plans to finance operations with available cash resources, collaborations and strategic partnerships, research grants and from the issuance of equity or debt securities. Sangamo believes that its available cash, cash equivalents, marketable securities and interest receivable as of June 30, 2018, along with expected revenues from collaborations, strategic partnerships and research grants, will be adequate to fund its operations at least through the next twelve months. Sangamo will need to raise substantial additional capital to fund the development, manufacturing and potential commercialization of its product candidates. Additional capital may not be available on terms acceptable to the Company, if at all. If adequate funds are not available, or if the terms of potential funding sources are unfavorable, the Company’s business and ability to develop its technology and product candidates could be harmed. Furthermore, any sales of additional equity securities may result in dilution to the Company’s stockholders, and any debt financing may include covenants that restrict the Company’s business.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018. The condensed consolidated balance sheet data at December 31, 2017 were derived from the audited consolidated financial statements included in Sangamo’s Annual Report on Form 10-K for the year ended December 31, 2017, (the “2017 Annual Report”), as filed with the SEC. The accompanying condensed consolidated financial statements and related financial information should be read in conjunction with the audited financial statements and footnotes thereto for the year ended December 31, 2017, included in the 2017 Annual Report.

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

Fair Value Measurements

The carrying amounts for financial instruments consisting of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate fair value due to their short maturities. Marketable securities and liabilities are stated at their estimated fair values. The counterparties to the agreements relating to the Company’s investment securities consist of the US Treasury, governmental agencies and various major corporations and financial institutions with investment-grade high credit ratings.

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

A performance obligation is a promise in a contract to transfer a distinct good or service to the customer and is the unit of account in Topic 606. The Company’s performance obligations include license rights, development services, and services associated with regulatory submission and approval processes. Significant management judgment is required to determine the level of effort required under an arrangement and the period over which the Company expects to complete its performance obligations under the arrangement. If the Company cannot reasonably estimate when its performance obligations either are completed or become inconsequential, then revenue recognition is deferred until the Company can reasonably make such estimates. The Company includes the unconstrained amount of estimated variable consideration in the transaction price. The amount included in the transaction price is constrained to the amount for which it is probable that a significant reversal of cumulative revenue recognized will not occur. At the end of each subsequent reporting period, the Company re-evaluates the estimated variable consideration included in the transaction price and any related constraint, and if necessary, adjusts its estimate of the overall transaction price. Revenue is then recognized over the remaining estimated period of performance using the cumulative catch-up method. The estimated period of performance and project costs are reviewed quarterly and adjusted, as needed, to reflect the Company’s current assumptions regarding the timing of its deliverables.

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

During the six months ended June 30, 2018, revenues related to the hemophilia A collaboration agreement with Pfizer Inc. (“Pfizer”) and the hemoglobinopathies agreement with Bioverativ, a Sanofi company (“Bioverativ”) represented 47% and 26%, respectively, of the Company’s total revenue. During the six months ended June 30, 2017, revenues related to the Company’s agreements with Bioverativ and Shire International GmBH (“Shire”) represented 48% and 11%, respectively, of total revenue. Receivables from collaborations are typically unsecured and are concentrated in the biopharmaceutical industry. Accordingly, the Company may be exposed to credit risk generally associated with biopharmaceutical companies or specific to its collaboration agreements. To date, the Company has not experienced any losses related to these receivables.

Funds received from third parties under contract or grant arrangements are recorded as revenue if the Company is deemed to be the principal participant in the arrangements because the activities under the contracts or grants are part of the Company’s development programs. Contract funds received are not refundable and are recognized when the related qualified research and development costs are incurred and there is reasonable assurance that the funds will be received. Funds received in advance are recorded as deferred revenue. Management has determined that the Company is the principal participant under the Company’s non-profit grant agreement, and accordingly, the Company records amounts earned under these arrangements as revenue.

Recent Accounting Pronouncements

Recently Adopted

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Updated (“ASU”) 2014-09, Revenue from Contracts with Customers (“Topic 606”). This standard outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The main principle of Topic 606 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. Topic 606 provides companies with two implementation methods: (i) apply the standard retrospectively to each prior reporting period presented (full retrospective application); or (ii) apply the standard retrospectively with the cumulative effect of initially applying the standard as an adjustment to the opening balance of retained earnings of the annual reporting period that includes the date of initial application (modified retrospective application). The Company implemented this standard under the modified retrospective method. This guidance is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Under Topic 606, an entity recognizes revenue when its customer obtains control of promised goods or services, in an amount that reflects the consideration which the entity expects to receive in exchange for those goods or services. To determine revenue recognition for arrangements that an entity determines are within the scope of Topic 606, the entity performs the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the entity satisfies a performance obligation. Topic 606 also impacts certain other areas, such as the accounting for costs to obtain or fulfill a contract.

 The Company adopted Topic 606 effective January 1, 2018, using the modified retrospective method with a cumulative effect adjustment of $1.1 million reflected as a decrease to the opening balance of accumulated deficit and a decrease to deferred revenues, respectively. The new guidance has been applied with a cumulative effect adjustment of $5.2 million reflected as a decrease to the opening balance of accumulated deficit and a decrease to deferred revenues, respectively. The Company’s contracts and agreements that were within the scope of the guidance upon adoption were Bioverativ and the hemophilia A Pfizer agreements. The impact on the Bioverativ agreement was to reduce the amount of the recognition of up-front payment by approximately $0.7 million and $1.5 million for the three and six months ended June 30, 2018, respectively, and the development and commercialization milestones are deemed constrained at June 30, 2018, as defined under Topic 606. The impact on the hemophilia A Pfizer agreement was to increase the amount of the recognition of the up-front payment by approximately $1.6 million and $2.6 million for the three and six months ended June 30, 2018, respectively, and the development and commercialization milestones are deemed constrained at June 30, 2018, as defined under Topic 606. The net impact under the modified retrospective transition approach was a decrease of $5.2 million to accumulated deficit as of June 30, 2018. With regards to Shire, Dow AgroSciences, LLC (“Dow”) and Sigma-Aldrich Corporation (“Sigma”), the Company’s performance obligations under those arrangements were substantially complete at December 31, 2017. Comparative information has not been adjusted and continues to be reported under previous accounting standards. All future receipts under these agreements are contingent upon the counterparties achieving specified development, commercial, and/or sales targets which would be in the form of milestones or royalties, all of which management concluded are constrained at June 30, 2018, as defined under Topic 606. See Revenue Recognition above.

Refer below for a summary of the amount by which each financial statement line item was affected by the impact of the cumulative adjustment and as compared with the guidance that was in effect prior to the adoption:

	Impact of Topic 606 Adoption on Condensed Consolidated Balance Sheet as of January 1, 2018
(in thousands)	As reported under Topic 606	Adjustments	Balances without adoption of Topic 606
Deferred revenue, current portion	$29,626	$1,281	$28,345
Deferred revenue, noncurrent portion	$26,846	$(2,398)	$29,244
Accumulated deficit	$(494,362)	$1,117	$(495,479)

	Impact of Topic 606 Adoption on Condensed Consolidated Balance Sheet as of June 30, 2018
(in thousands)	As reported under Topic 606	Adjustments	Balances without adoption of Topic 606
Deferred revenue, current portion	$57,215	$8,744	$65,959
Deferred revenue, noncurrent portion	$137,731	$(3,581)	$134,151
Accumulated deficit	$(531,189)	$(5,163)	$(536,352)

	Impact of Topic 606 Adoption on Condensed Consolidated Statement of Operations and Comprehensive Loss for the Three Months Ended June 30, 2018			Impact of Topic 606 Adoption on Condensed Consolidated Statement of Operations and Comprehensive Loss for the Six Months Ended June 30, 2018
(in thousands)	As reported under Topic 606	Adjustments	Balances without adoption of Topic 606	As reported under Topic 606	Adjustments	Balances without adoption of Topic 606
Collaboration revenue	$21,289	$(2,271)	$19,018	$33,840	$(4,047)	$29,793
Net loss	$(16,640)	$(2,271)	$(18,911)	$(36,827)	$(4,047)	$(40,874)
Net loss per share - basic and diluted:	$(0.17)	$(0.02)	$(0.19)	$(0.40)	$(0.04)	$(0.44)

	Impact of Topic 606 Adoption on Condensed Consolidated Statement of Cash Flows for the Six Months Ended June 30, 2018
(in thousands)	As reported under Topic 606	Adjustments	Balances without adoption of Topic 606
Net loss	$(36,827)	$(4,047)	$(40,874)
Changes in deferred revenue	$138,474	$4,047	$142,521

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (“Topic 230”). The Company adopted Topic 230 in the beginning of fiscal 2018, which requires the statement of cash flows to explain the change during the period relating to total cash, cash equivalents, and restricted cash. The Company adopted this standard using the retrospective transition method by restating its condensed consolidated statements of cash flows to include restricted cash of $3.5 million in the beginning and ending cash, cash equivalents, and restricted cash balances. Net cash flows for the six months ended June 30, 2017, did not change as a result of including restricted cash with cash and cash equivalents when reconciling the beginning-of-period and end-of-period amounts presented on the statements of cash flows. Restricted cash was included in other non-current assets on the Company's condensed consolidated balance sheets.

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

The fair value measurements of the Company’s cash equivalents and available-for-sale marketable securities are identified at the following levels within the fair value hierarchy (in thousands):

	June 30, 2018
	Fair Value Measurements
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents:
Money market funds	$41,909	$41,909	$—	$—
Commercial paper securities	15,233	—	15,233	—
Total	57,142	41,909	15,233	—
Marketable securities:
Commercial paper securities	396,993	—	396,993	—
Corporate debt securities	98,676	—	98,676	—
U.S. government-sponsored entity debt securities	18,553	—	18,553	—
Total	514,222	—	514,222	—
Total cash equivalents and marketable securities	$571,364	$41,909	$529,455	—

	December 31, 2017
	Fair Value Measurements
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents:
Money market funds	$24,290	$24,290	$—	$—
Commercial paper securities	4,595	—	4,595	—
Total	28,885	24,290	4,595	—
Marketable securities:
Commercial paper securities	110,247	—	110,247	—
Corporate debt securities	75,755	—	75,755	—
U.S. government-sponsored entity debt securities	8,492	—	8,492	—
Total	194,494	—	194,494	—
Total cash equivalents and marketable securities	$223,379	$24,290	$199,089	—

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

The table below summarizes the Company’s investments (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	(Losses)	Fair Value
June 30, 2018
Cash equivalents:
Money market funds	$41,909	$—	$—	$41,909
Commercial paper securities	15,232	1	—	15,233
Total	57,141	1	—	57,142
Available-for-sale securities:
Commercial paper securities	396,958	110	(75)	396,993
Corporate debt securities	98,834	—	(158)	98,676
U.S. government-sponsored entity debt securities	18,556	—	(3)	18,553
Total	514,348	110	(236)	514,222
Total cash equivalents and available-for-sale securities	$571,489	$111	$(236)	$571,364
December 31, 2017
Cash equivalents:
Money market funds	$24,290	$—	$—	$24,290
Commercial paper securities	4,595	—	—	4,595
Total	28,885	—	—	28,885
Available-for-sale securities:
Commercial paper securities	110,365	—	(118)	110,247
Corporate debt securities	75,886	—	(131)	75,755
U.S. government-sponsored entity debt securities	8,498	—	(6)	8,492
Total	194,749	—	(255)	194,494
Total cash equivalents and available-for-sale securities	$223,634	—	$(255)	$223,379

The Company had no material realized losses or other-than-temporary impairments of its investments for the six months ended June 30, 2018 and 2017. As of June 30, 2018, all of the Company’s investments had maturity dates within one year, except for $34.2 million, which matures within 24 months.  The Company has the intent and ability to hold its investments for a period of time sufficient to allow for any anticipated recovery in market value.

NOTE 4—BASIC AND DILUTED NET LOSS PER SHARE

Basic net loss per share has been computed by dividing net loss by the weighted-average number of shares of common stock outstanding during the period. Diluted net loss per share is calculated by dividing net loss by the weighted-average number of shares of common stock and potential dilutive securities outstanding during the period.

The total number of shares subject to stock options and restricted stock units outstanding, which are all anti-dilutive, were excluded from consideration in the calculation of diluted net loss per share. Stock options and restricted stock units outstanding as of June 30, 2018 and 2017 were 8,702,199 and 9,898,588, respectively.

NOTE 5—MAJOR CUSTOMERS, PARTNERSHIPS AND STRATEGIC ALLIANCES

Collaboration Agreements

Kite Pharma, Inc.

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

Following the effective date, in April 2018, the Company received a $150.0 million upfront payment from Kite. In addition, Kite will reimburse the Company’s direct costs to conduct the joint research program, and Kite will be responsible for all subsequent development, manufacturing and commercialization of any licensed products. Sangamo is also eligible to receive contingent development- and sales-based milestone payments that could total up to $3.01 billion if all of the specified milestones set forth in this agreement are achieved. Of this amount, approximately $1.26 billion relates to the achievement of specified research, clinical development, regulatory and first commercial sale milestones, and approximately $1.75 billion relates to the achievement of specified sales-based milestones if annual worldwide net sales of licensed products reach specified levels. Each development- and sales-based milestone payment is payable (i) only once for each licensed product, regardless of the number of times that the associated milestone event is achieved by such licensed product, and (ii) only for the first ten times that the associated milestone event is achieved, regardless of the number of licensed products that may achieve such milestone event.  In addition, the Company will be entitled to receive escalating, tiered royalty payments with a percentage in the single digits based on potential future annual worldwide net sales of licensed products. These royalty payments will be subject to reduction due to patent expiration, entry of biosimilar products to the market and payments made under certain licenses for third-party intellectual property.

The initial research term in the agreement is six years. Kite has an option to extend the research term of the agreement for up to two additional one-year periods for a separate upfront fee of $10.0 million per year. All contingent payments under the agreement, when earned, will be non-refundable and non-creditable. None of the development and sales-based milestone payments have been included in the $185.9 million transaction price, which includes the upfront license fee and estimated reimbursable service costs for identified research projects over the estimated performance period, as estimated fees for the presumed exercise of the research term extension options and all milestone amounts are fully constrained. As part of its evaluation of the constraint, the Company considered numerous factors, including the fact that achievement of the milestones at this time is uncertain and contingent upon future periods when the uncertainty related to the variable consideration is resolved. The Company will re-evaluate the transaction price, including the estimated variable consideration included in the transaction price and all constrained amounts, in each reporting period and as uncertain events are resolved or other changes in circumstances occur.

Kite has the right to terminate this agreement, in its entirety or on a per licensed product or per candidate target basis, for any reason after a specified notice period.  Each party has the right to terminate this agreement on account of the other party’s bankruptcy or material, uncured breach.

The Company has identified the primary performance obligations within the Kite agreement as a license to the technology and on-going services. The Company concluded that the license is not discrete as it does not have stand-alone value to Kite apart from the services to be performed by the Company pursuant to the agreement. As a result, the Company recognizes revenue from the upfront payment on a straight-line basis through June 2024, the estimated period the Company will perform research services. The estimated period of performance and project cost is reviewed quarterly and adjusted, as needed, to reflect the Company’s current assumptions regarding the timing of its deliverables.  As of June 30, 2018, the Company had deferred revenue of $144.0 million related to this agreement. During the three months ended June 30, 2018 the Company recognized revenue of approximately $6.0 million related to the upfront fee that was received upon effectiveness of the agreement and approximately $1.5 million in research services.

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

The Company received an upfront fee of $70.0 million and is eligible to receive development milestone payments contingent on the achievement of specified clinical development, intellectual property, regulatory and first commercial sale milestones for SB-525 and potentially other products. In addition, Sangamo is eligible to receive up to $208.5 million in payments upon the achievement of specified clinical development, intellectual property and regulatory milestones and up to $266.5 million in payments upon first commercial sale milestones for SB-525 and potentially other products. The total amount of potential clinical development, intellectual property, regulatory, and first commercial sale milestone payments, assuming the achievement of all specified milestones in the hemophilia A Pfizer agreement, is up to $475.0 million, which includes up to $300.0 million for SB-525 and up to $175.0 million for other products that may be developed under the agreement, subject to reduction on account of payments made under certain licenses for third party intellectual property. In addition, Pfizer agreed to pay the Company royalties for each potential licensed product developed under the agreement that are an escalating tiered, double-digit percentage of the annual net sales of such product and are subject to reduction due to patent expiration, entry of biosimilar products to the market and payment made under certain licenses for third party intellectual property. To date, no milestone payments have been received and no products have been approved and therefore no royalty fees have been earned under the hemophilia A Pfizer agreement. Sangamo is responsible for internal and external research costs as part of the upfront fee and has the ability to request additional reimbursement from Pfizer if certain conditions are met.

None of the clinical or regulatory milestones have been included in the $70.0 million transaction price, as all milestone amounts are fully constrained. As part of its evaluation of the constraint, the Company considered numerous factors, including the fact that achievement of the milestones at this time is uncertain and contingent upon future periods when the uncertainty related to the variable consideration is resolved. The Company will re-evaluate the transaction price, including its estimated variable consideration included in the transaction price and all constrained amounts, in each reporting period and as uncertain events are resolved or other changes in circumstances occur.

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

The Company has identified the performance obligations within the hemophilia A Pfizer agreement as a license to the technology and on-going services. The Company concluded that the license is not discrete as it does not have stand-alone value to Pfizer apart from the services to be performed by the Company pursuant to the agreement. As a result, the Company recognizes revenue from the upfront payment based on proportional performance through 2020, the estimated period the Company will perform research services. The estimated period of performance and project cost is reviewed quarterly and adjusted, as needed, to reflect the Company’s current assumptions regarding the timing of its deliverables.  As of June 30, 2018, the Company had deferred revenue of $31.9 million related to this agreement. During the three and six months ended June 30, 2018 the Company recognized revenue of $8.1 million and $15.8 million, respectively, related to the upfront fee that was received upon entering into the agreement.

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

None of the clinical or regulatory milestones have been included in the $12.0 million transaction price, as all milestone amounts are fully constrained. As part of its evaluation of the constraint, the Company considered numerous factors, including the fact that achievement of the milestones at this time is uncertain and contingent upon future periods when the uncertainty related to the variable consideration is resolved. The Company will re-evaluate the transaction price, including is estimated variable consideration included in the transaction price and all constrained amounts, in each reporting period and as uncertain events are resolved or other changes in circumstances occur.

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

The Company has identified the performance obligations within this agreement as a license to the technology and on-going services. The Company concluded that the license is not discrete as it does not have stand-alone value to Pfizer apart from the services to be performed by the Company pursuant to the agreement. As a result, the Company recognizes revenue from the upfront payment based on proportional performance through March 31, 2019 the estimated period the Company will perform research services. The estimated period of performance and project cost is reviewed quarterly and adjusted, as needed, to reflect the Company’s current assumptions regarding the timing of its deliverables. As of June 30, 2018, the Company had deferred revenue of $10.9 million related to this agreement. During the three and six months ended June 30, 2018 the Company recognized revenue of $0.6 million and $1.1 million, respectively, related to the upfront fee that was received upon entering into the agreement.

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

Under the agreement, the Company received an upfront license fee of $20.0 million and is eligible to receive development and sales milestone payments upon the achievement of specified regulatory, clinical development and sales milestones. In addition, the Company will also be eligible to receive up to $115.8 million in payments upon the achievement of specified clinical development and regulatory milestones, as well as up to $160.5 million in payments upon the achievement of specified sales milestones. The total amount of potential regulatory, clinical development, and sales milestone payments, assuming the achievement of all specified milestones in the agreement, is up to $276.3 million. In addition, the Company will receive royalty payments for each licensed product that are a tiered double-digit percentage of annual net sales of each product. Bioverativ reimburses Sangamo for agreed upon costs incurred in connection with research and development activities conducted by Sangamo. To date, no milestone payments have been received and no products have been approved and therefore no royalty fees have been earned under the Bioverativ agreement.

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

The Company has identified the performance obligations within this arrangement as a license to the technology and on-going research services activities. The Company concluded that the license is not discrete as it does not have stand-alone value to Bioverativ apart from the research services to be performed pursuant to the agreement. As a result, the Company recognizes revenue from the upfront payment based on proportional performance through 2022, the estimated period the Company will perform research services. The estimated period of performance and project cost is reviewed quarterly and adjusted, as needed, to reflect the Company’s current assumptions regarding the timing of its deliverables. As of June 30, 2018, the Company had deferred revenue of $6.2 million related to this agreement.

Revenues recognized under the agreement for the three and six months ended June 30, 2018 and 2017 were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Revenue related to Bioverativ agreement:
Recognition of upfront fee	$1,184	$442	$2,338	$884
Research services	3,332	3,068	6,560	4,777
Total	$4,516	$3,510	$8,898	$5,661

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

Revenues recognized under the agreement for the three and six months ended June 30, 2018 and 2017 were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Revenue related to Shire agreement:
Recognition of upfront fee	$—	$583	$—	$1,167
Research services	—	3	—	110
Total	$—	$586	$—	$1,277

Funding from Research Foundations

California Institute for Regenerative Medicine

In May 2018, the California Institute for Regenerative Medicine (“CIRM”) agreed to fund a $8.0 million Strategic Partnership Award to fund the clinical studies of a potentially curative ZFP Therapeutic for the treatment of beta-thalassemia based on the application of Sangamo’s ZFN genome editing technology. The grant exists through December 31, 2022 and provides matching funds to support the evaluate ST-400, a gene-edited cell therapy candidate for people with transfusion-dependent beta-thalassemia. There were no revenues or related costs attributable to research and development performed under the Strategic Partnership Award during the three and six months ended June 30, 2018. As of June 30, 2018, the Company had deferred revenue of $1.7 million related to this award.

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

In addition, on December 22, 2017, the SEC staff issued Staff Accounting Bulletin No. 118 ("SAB 118") which provides guidance on accounting for the tax effects of the Tax Act. SAB 118 provides a measurement period that should not extend beyond one year from the Tax Act enactment date for companies to complete the accounting under Accounting Standards Codification 740, Income taxes for the year ended December 31, 2017.  In accordance with SAB 118, a company must reflect the income tax effects of those aspects of the Tax Act for which the accounting under ASC 740 is complete.  The Company is still within the measurement period as of June 30, 2018 and no further conclusions have been made, as the Company reviews the law change and the impact to the Company.

Due to the Company’s valuation allowance against its deferred tax assets, it does not expect that the provisions of the Tax Act will have a material impact on the Company’s financial position, results of operations, or income tax expense or benefit.

NOTE 7—STOCK-BASED COMPENSATION

The following table shows total stock-based compensation expense included in the condensed consolidated statements of operations for the three and six months ended June 30, 2018 and 2017 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Research and development	$2,120	$1,218	$3,879	$2,436
General and administrative	1,394	746	2,685	2,315
Total stock-based compensation expense	$3,514	$1,964	$6,564	$4,751

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

The Company is deemed, for accounting purposes only, to be the owner of the entire project including the building shell, even though it is not the legal owner as a result of the cold shell condition of the building and involvement in the construction process. In connection with the Company’s accounting for this transaction, the Company capitalized the costs of construction as a build-to-suit property within property and equipment, net, and recognize a corresponding build-to-suit lease obligation, including interest. Fair value of the building was estimated at $20.9 million using comparable market prices per square foot for similar space for public real estate transactions in the surrounding area and is considered a Level 2 fair value measurement. As of June 30, 2018, $27.0 million was capitalized with a corresponding build-to-suit lease obligation recognized related to this lease for the building and construction costs.

Contingencies

Sangamo is not party to any material pending legal proceedings or contingencies. From time to time, the Company may be involved in legal proceedings arising in the ordinary course of business.

NOTE 9— STOCKHOLDERS’ EQUITY

In April 2018, Sangamo completed an underwritten public offering of its common stock, in which the Company sold an aggregate of 14.2 million shares of its common stock at a public offering price of $16.25 per share. The net proceeds to Sangamo from the sale of shares in this offering, after deducting underwriting discounts and commissions and other estimated offering expenses, were approximately $215.8 million.

In May 2017, the Company entered into an amended and restated sales agreement with Cowen and Company, LLC (“Cowen”) (the “ATM Facility”) pursuant to which the Company may offer and sell, in its sole discretion, shares of common stock having an aggregate offering price of up to $75.0 million through Cowen acting as the Company’s sales agent. Sales of the Company’s common stock, if any, will be made at market prices by any method that is deemed to be an “at the market offering” as defined in Rule 415 under the Securities Act of 1933, as amended. The Company has not sold any common stock under the ATM Facility. As of June 30, 2018, the full $75.0 million provided for under the ATM Facility remained available for sale, subject to certain conditions as specified in the agreement.

NOTE 10— SUBSEQUENT EVENTS

On July 20, 2018, the Company entered into a Share Purchase Agreement (the “SPA”) with certain shareholders (the “Sellers”) of TxCell S.A., a French société anonyme (“TxCell”), and the Company and TxCell entered into a Tender Offer Agreement (the “TOA”).  Pursuant to the SPA and the TOA, the Company, directly or through a subsidiary, expects to acquire 100% of the equity interests of TxCell for approximately €72 million (or approximately $84.0 million), on a debt-free and cash-free basis.

Pursuant to the SPA, the Company, directly or through a subsidiary, has agreed to purchase all of the ordinary shares of TxCell the “Ordinary Shares”) held by the Sellers for €2.58 per share (or approximately $3.01 per share) in cash (such per share price being the “Offer Price” and such purchase being the “Block Transaction”).  The Sellers own (or will prior to the closing of the Block Transaction own) 13,519,036 Ordinary Shares, which represent approximately 53% of the share capital and voting rights of TxCell.  The completion of the Block Transaction is subject to certain conditions, including

•

issuance of a fairness opinion by the independent expert to be appointed by TxCell in accordance with articles 261-1 et seq. of the General Regulations of the French Autorité des Marchés Financiers (“AMF”) that the Offer Price is fair to TxCell’s shareholders from a financial point of view, and the recommendation of the board of directors of TxCell that all holders of Ordinary Shares tender such Ordinary Shares into the Offer;

•

confirmation by the French Ministry of Economy that the Block Transaction and the Offer are not subject to its prior approval pursuant to the French regulations relating to foreign investments control or, failing such confirmation, the prior approval of such transactions by the French Ministry of Economy;

•	the absence of any event having a material adverse effect on the business of TxCell since December 31, 2017; and
•	the receipt of appropriate clearances from French regulatory agencies relating to the performance by TxCell of activities of preparation and storage of human tissues and cells.

Promptly following the completion of the Block Transaction, the Company will be entitled to designate a number of directors on the board of directors of TxCell representing a majority of the TxCell board.

Pursuant to the TOA, the Company, directly or through a subsidiary, has agreed that, without undue delay following the completion of the Block Transaction, it will commence a cash tender offer (the “Offer”) to acquire all of the Ordinary Shares of TxCell not held by the Company or any subsidiary of the Company for the Offer Price. In addition, the Company has agreed to: (a) grant to certain employees (including certain members of management) of TxCell stock options to purchase approximately 150,000 shares of Company common stock, which will be granted under the Company’s existing 2018 Equity Incentive Plan, with standard vesting conditions; and (b) enter into arrangements with holders of 495,396 “free shares” of TxCell, pursuant to which the Company would purchase such shares from the holders thereof from time to time through mid-2021.  The purchase price for each such free share will be based on the performance of the Company’s stock price from the announcement of the transactions contemplated by the SPA and TOA (at which time each free share was valued at €2.58 per share (or approximately $3.01 per share) through the time of purchase (such that, for example, if the Company’s stock price doubles during that time period, the value of each free share would similarly double).

The Sellers and TxCell have made limited representations and warranties in the SPA and TOA, respectively, as are customary for such agreements governed under French law, and TxCell has agreed to customary covenants regarding the operation of the business of TxCell and its subsidiaries after the date of the TOA and prior to the closing of the Block Transaction.  The SPA and TOA also contain customary termination rights.

If, following completion of the Offer, as it may be extended, the Company owns at least 95% of the share capital and voting rights of TxCell, it plans to acquire the remaining Ordinary Shares for the Offer Price through a compulsory squeeze-out procedure under French law. At this time, the Company is assessing the accounting impact of the agreement.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The discussion in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contains trend analysis, estimates and other forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements include, without limitation, statements containing the words “believes,” “anticipates,” “expects,” “continue,” “strategy,” “will,” “intend” and other words of similar import or the negative of those terms or expressions. Such forward-looking statements are subject to known and unknown risks, uncertainties, estimates and other factors that may cause our actual results, performance or achievements, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements, including but not limited to those described under the caption “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q. You should read the following discussion and analysis along with the financial statements and notes attached to those statements included elsewhere in this report and in our Annual Report on Form 10-K for the year ended December 31, 2017, or the 2017 Annual Report, as filed with the Securities and Exchange Commission, or SEC, on March 1, 2018.

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

We have an ongoing Phase 1/2 clinical trial evaluating SB-525, a gene therapy for the treatment of hemophilia A, a bleeding disorder. We also have ongoing Phase 1/2 clinical trials evaluating three product candidates using our proprietary in vivo genome editing approach: SB-FIX for the treatment of hemophilia B, a bleeding disorder; SB-318, for the treatment of Mucopolysaccharidosis Type I, or MPS I; and SB-913 for the treatment of Mucopolysaccharidosis Type II, or MPS II. MPS I and MPS II are rare lysosomal storage disorders, or LSDs. We also have an ongoing Phase1/2 clinical trial evaluating ST-400, developed using our proprietary ZFN-mediated ex vivo cell therapy platform, for the treatment of beta-thalassemia, a blood disorder.

We recently announced positive preliminary data from the Phase 1/2 clinical trial evaluating SB-525, or the Alta study.  In the Alta study, SB-525 has been generally well tolerated to date with no treatment-related serious adverse events and no use of tapering courses of oral steroids. The fifth patient in the Alta study, the first at the third dose level, was treated in June and has achieved therapeutic Factor VIII activity levels (Epidemiological data indicate that Factor VIII activity above 12% of normal is associated with substantial reduction or elimination of spontaneous bleeds and factor usage. Den Uijl IE et al Haemophilia 2011; 17(6):849-53).  A dose dependent effect has been observed in the Alta study, with patients in the second dose cohort reporting reduced use of factor replacement. We and Pfizer expect to present detailed data from the Alta study at a hematology conference in the fourth quarter of 2018.

We also recently treated the fifth and sixth patients in the Phase 1/2 clinical trial evaluating SB-913 for the treatment of MPS II, or the CHAMPIONS study, and we expect to present preliminary safety and efficacy data from this study at the Annual Symposium of the Society for the Study of Inborn Errors of Metabolism (SSIEM) in September 2018.

We also recently began enrolling our first patients into the Phase 1/2 clinical trials evaluating SB-318 for the treatment of MPS I and ST-400 for the treatment of beta-thalassemia.  In addition, we have proprietary preclinical and discovery stage programs in other

LSDs, hematological disorders and monogenic diseases, including certain central nervous system, or CNS, disorders, cancer immunotherapy, immunology and infectious disease.

In July 2018, we entered into a Share Purchase Agreement, or the Purchase Agreement, with certain shareholders of TxCell S.A., or TxCell, and we and TxCell entered into a Tender Offer Agreement, or the TO Agreement.  Pursuant to the Purchase Agreement and the TO Agreement, we, directly or through a subsidiary, expect to acquire 100% of the equity interests of TxCell for approximately €72 million (or approximately $84.0 million), on a debt-free and cash-free basis. Pursuant to the Purchase Agreement, we, directly or through a subsidiary, expect to purchase TxCell ordinary shares representing approximately 53% of the share capital and voting rights of TxCell for €2.58 per share (or approximately $3.01 per share) in cash, or the Offer Price.  Following the completion of the transactions contemplated by the Purchase Agreement, we, directly or through a subsidiary, will commence a cash tender offer pursuant to the TO Agreement to acquire all of the TxCell ordinary shares not held by us or any Sangamo subsidiary for the Offer Price. If, following the completion of the cash tender offer, we own at least 95% of the share capital and voting rights of TxCell, we plan to acquire the remaining TxCell ordinary shares for the Offer Price through a compulsory squeeze-out procedure under French law.  We refer to these transactions, collectively, as the TxCell Acquisition in this Quarterly Report on Form 10-Q. We expect to complete the TxCell Acquisition in the fourth quarter of 2018.

If consummated, we expect that the TxCell Acquisition would accelerate our entry into the clinic with a CAR-Treg (which is a regulatory T cell, or Treg, genetically modified with a chimeric antigen receptor, or CAR) therapy. In 2019, we expect to submit a clinical trial authorization application in Europe for TxCell's first CAR-Treg investigational product candidate for solid organ transplant, or TX200, and to initiate a Phase 1/2 clinical trial of TX200 later in 2019. In addition, if the TxCell Acquisition is consummated, we intend to use our ZFN gene editing technology to potentially develop next-generation autologous and allogeneic CAR-Treg cell therapies for use in treating autoimmune diseases.  The completion of the TxCell Acquisition is subject to certain conditions, and is subject to a number of risks. Even if completed, the success of the TxCell Acquisition will depend, in part, on our ability to successfully combine and integrate our business with the business of TxCell and to advance the development of TX200 and TxCell’s Treg technology. For additional details on these risks, see “Risk Factors—Risks Relating to our Proposed Acquisition of TxCell” in Part II, Item 1A of this Quarterly Report on Form 10-Q.

In February 2018, we entered into a global collaboration and license agreement with Kite Pharma, Inc., or Kite, a wholly owned subsidiary of Gilead Sciences, Inc., for the research, development and commercialization of potential engineered cell therapies for cancer. The Kite agreement became effective in April 2018 when the waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended and other customary closing conditions were completed. Following the effective date, we received a $150.0 million upfront payment from Kite. In this collaboration, we are working together with Kite on a research program under which we are designing ZFNs and AAVs to disrupt and insert certain genes in T cells and natural killer, or NK, cells, including the insertion of genes that encode chimeric antigen receptors, T-cell receptors, and NK-cell receptors directed to mutually agreed targets. Kite is responsible for all clinical development and commercialization of any resulting products.

In December 2017, we entered into a research collaboration and license agreement with Pfizer Inc., or Pfizer, for the development and commercialization of potential gene therapy products that use ZFP TFs to treat amyotrophic lateral sclerosis, or ALS, and frontotemporal lobar degeneration, or FTLD, linked to mutations of the C9ORF72 gene. Under this agreement, we are working with Pfizer on a research program to identify, characterize and preclinically develop ZFP TFs that satisfy pre-agreed criteria. Pfizer is responsible for subsequent development, manufacturing and commercialization of licensed products.

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

We have a substantial intellectual property position in the genome editing field including the design, selection, composition and use of engineered ZFPs to support our research and development activities. As of June 30, 2018, we either owned outright or have exclusively licensed the commercial rights to over 870 patents issued in the United States and foreign jurisdictions, and over 680 patent applications pending worldwide. We continue to license and file new patent applications that strengthen our core and accessory patent portfolio. We believe that our intellectual property position is a critical element in our ability to research, develop and commercialize products and services based on genome editing, gene therapy, gene regulation and cell therapy.

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

Results of Operations

Three and six months ended June 30, 2018 and 2017

Revenues

	Three Months Ended June 30,				Six Months Ended June 30,
	(in thousands, except percentage values)				(in thousands, except percentage values)
	2018	2017	Change	%	2018	2017	Change	%

Revenues:
Collaboration agreements	$21,289	$7,977	$13,312	167%	$33,840	$11,283	$22,557	200%
Research grants	127	276	(149)	(54%)	213	395	(182)	(46%)
Total revenues	$21,416	$8,253	$13,163	159%	$34,053	$11,678	$22,375	192%

Total revenues consisted of revenues from collaboration agreements and research grants. We anticipate revenues over the next several years will be derived primarily from our collaboration agreements with Kite, Pfizer and Bioverativ as we continue to recognize in revenues upfront payments received under such agreements over time.

The increase in revenues from our collaboration agreements for the three months ended June 30, 2018 were primarily due to $7.5 million in revenues related to the Kite agreement, which took effect in April 2018, $4.4 million in revenues related to the hemophilia A Pfizer agreement, $1.0 million in revenues related to our agreement with Bioverativ, and $0.6 million related to the C9ORF72 Pfizer agreement, partially offset by a decrease of $0.6 million in revenue related to our agreement with Shire International GmbH, formerly Shire AG, as we recognized the remaining deferred revenue under such agreement in December 2017. Kite included $6.0 million related to partial recognition of an upfront license fee of $150.0 million and $1.6 million from research services. The revenues from Pfizer reflect the partial recognition of an upfront fee of $70.0 million under the hemophilia A Pfizer agreement and upfront fee of $12.0 million under the C9ORF72 Pfizer agreement. Bioverativ included $0.7 million related to partial recognition of an upfront license fee of $20.0 million and $0.3. million from research services. Research grant revenues were approximately $0.1 million and $0.3 million for the three months ended June 30, 2018 and 2017, respectively.

The increase in revenues from our collaboration agreements for the six months ended June 30, 2018 were primarily attributable to $12.0 million in revenues related to the hemophilia A Pfizer Agreement, $7.5 million in revenues related to our agreement with Kite, $3.2 million in revenues related to our agreement with Bioverativ, and $1.0 million in revenues related to the C9ORF72 Pfizer agreement, partially offset by a decrease of $1.3 million in revenue from our agreement with Shire. Research grant revenues were $0.2 million for the six months ended June 30, 2018, compared to $0.4 million in the corresponding period in 2017.

Operating Expenses

	Three Months Ended June 30,				Six Months Ended June 30,
	(in thousands, except percentage values)				(in thousands, except percentage values)
	2018	2017	Change	%	2018	2017	Change	%

Operating expenses:
Research and development	$29,255	$14,984	$14,271	95%	$52,802	$27,926	$24,876	89%
General and administrative	11,301	6,037	5,264	87%	21,388	13,312	8,076	61%
Total expenses	$40,556	$21,021	$19,535	93%	$74,190	$41,238	$32,952	80%

Research and Development Expenses

Research and development expenses consist primarily of salaries and personnel-related expenses, including stock-based compensation, laboratory supplies, preclinical and clinical studies, manufacturing expenses, allocated facilities expenses, contracted research expenses and expenses for technology licenses. We expect to continue to devote substantial resources to research and development in the future, including in connection with the TxCell Acquisition, and expect research and development expenses to increase in the next several years if we are successful in advancing our clinical programs and if we are able to progress our earlier stage product candidates into clinical trials.

The increase of $14.3 million in research and development expenses for the three months ended June 30, 2018 was primarily due to increases of $7.0 million in manufacturing and clinical trial expenses due to timing of manufacturing activities. A portion of the increase is also due to $2.7 million in salaries and benefits expense, $1.5 million in research and pre-clinical expense, $1.0 million in lab supply expense, $0.9 million in stock-based compensation expense, $0.7 million in facility expense, and $0.3 million in consultant expense.

The increase of $24.9 million in research and development expenses for the six months ended June 30, 2018 was primarily due to increases of $12.3 million in manufacturing and research expenses as our programs move into the clinic, $4.8 million in salaries and benefits expense, $2.6 million in research and pre-clinical expense, $1.7 million in lab supply expense, $1.4 million in stock-based compensation expense, $1.3 million in facility expense, and $0.6 million in consultant expense.

At this time, we cannot provide reliable estimates of how much time or investment will be necessary to enable our product candidates to be commercialized. For a more complete discussion of the risks and uncertainties associated with our research and development activities and the development of our product candidates, see “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q.

General and Administrative Expenses

The increase of $5.3 million in general and administrative expenses for the three months ended June 30, 2018 was primarily due to increases of $1.3 million in salaries and benefits expense, $1.0 million in consultant expense, $0.9 million in legal expense. $0.6 million in stock-based compensation expense, and $0.5 million in facility expense. The increases were primarily due to the growth of our business to support the continued advancement of our product candidates into clinical trials.

The increase of $8.1 million in general and administrative expenses for the six months ended June 30, 2018 was primarily due to increases of $2.4 million in salaries and benefits expense, $1.1 million in legal expense, $1.1 million in consultant expense, $0.8 million in facility expense, $0.5 million in audit expense, $0.4 million in business development expense, $0.4 million in stock-based compensation expense, and $0.3 million in travel expense. The increases were primarily due to the growth of our business to support the continued advancement of our product candidates into clinical trials.

Interest and other income, net

The increase of $2.2 million and $2.9 million in interest and other income, net, for the three and six months ended June 30, 2018 and 2017, respectively, is primarily due to changes resulting from our treasury strategy.

Liquidity and Capital Resources

Liquidity

Since inception, we have incurred significant net losses and we have funded our operations primarily through the issuance of equity securities, payments from corporate collaborators and strategic partners, and research grants.

As of June 30, 2018, we had cash, cash equivalents, marketable securities and interest receivable, totaling $574.2 million, excluding restricted cash, compared to $244.6 million as of December 31, 2017, with the increase primarily attributable to $215.7 million net proceeds from our April 2018 issuance of common stock and $150.0 million from our February 2018 collaboration and license agreement with Kite, which became effective in April 2018.

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

In July 2018, we entered into the Purchase Agreement and TO Agreement.  In the TxCell Acquisition, we, directly or through a subsidiary, expect to acquire 100% of the equity interests of TxCell for approximately €72 million (or approximately $83.5 million), on a debt-free and cash-free basis. See “—Overview” above for further discussion of the TxCell Acquisition.

In April 2018, we completed an underwritten public offering of our common stock, in which we sold an aggregate of 14.2 million shares of our common stock at a public offering price of $16.25 per share. The net proceeds to us from the sale of shares in this offering, after deducting underwriting discounts and commissions and other estimated offering expenses, were approximately $215.7 million.

In February 2018, we entered into a global collaboration and license agreement with Kite for the research, development and commercialization of potential engineered cell therapies for cancer. In April 2018, the Kite agreement became effective when the waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended and other customary closing conditions were satisfied. Following the effective date, we received a $150.0 million upfront payment from Kite.

In May 2017, we entered into an amended and restated sales agreement with Cowen and Company, LLC pursuant to which we may offer and sell, in our sole discretion, shares of common stock having an aggregate offering price of up to $75.0 million through Cowen acting as our sales agent.  Sales of our common stock, if any, will be made at market prices by any method that is deemed to be an “at the market offering” as defined in Rule 415 under the Securities Act of 1933, as amended. We have not sold any common stock under this agreement. As of June 30, 2018, the full $75.0 million provided for under the agreement remained available for sale, subject to certain conditions as specified in the agreement. We are not able to make offers or sales under this agreement until the lock-up that was put in place in connection with the April 2018 public offering has expired.

Cash Flows

Operating activities. Net cash provided by operating activities was $104.3 million and $43.7 million for the six months ended June 30, 2018 and 2017, respectively. Net cash provided by operating activities for the six months ended June 30, 2018 primarily reflected the increase in deferred revenue due to the $150.0 million upfront license payment from Kite, net loss for the period as well as increase in prepaid expenses and primarily due to increased business activities. Net cash provided by operating activities for the six months ended June 30, 2017 primarily reflected increases in deferred revenue, accrued liabilities, and stock-based compensation for the period offset by the net loss.

Investing activities. Net cash used in investing activities for the six months ended June 30, 2018 was $323.7 million. Net cash provided by investing activities was $78.3 million for the six months ended June 30, 2017. Cash flows from investing activities for both periods primarily related to purchases and maturities of investments.

Financing activities. Net cash provided by financing activities for the six months ended June 30, 2018 and 2017 was $229.0 million primarily related to our April 2018 underwritten public offering of our common stock, which generated net proceeds of approximately $215.7 million, with the remainder primarily related to the $13.3 million from the issuance of common stock upon exercise of stock options. Net cash provided by financing activities for the six months ended June 30, 2017 was primarily related to the completion of our June 2017 underwritten public offering of our common stock, which generated net proceeds of approximately $78.1 million.

Operating Capital and Capital Expenditure Requirements

We anticipate continuing to incur operating losses for at least the next several years. We plan to finance operations with available cash resources, collaborations and strategic partnerships, research grants and from the issuance of equity or debt securities. We believe that our available cash, cash equivalents, marketable securities and interest receivable as of June 30, 2018, along with expected revenues from collaborations, strategic partnerships and research grants, will be adequate to fund the costs of the TxCell Acquisition and to fund our operations at least through the next twelve months. However, we will need to raise substantial additional capital to fund the development, manufacturing and potential commercialization of our product candidates. We regularly consider fund raising opportunities and may decide, from time to time, to raise capital based on various factors, including market conditions and our plans of operation. Additional capital may not be available on terms acceptable to us, or at all. If adequate funds are not available, or if the terms of potential funding sources are unfavorable, our business and our ability to develop our technology and our gene therapy products would be harmed. Furthermore, any sales of additional equity securities may result in dilution to our stockholders, and any debt financing may include covenants that restrict our business.

Our future capital requirements will depend on many factors and are not limited to the following:

•	the initiation, progress, timing and completion of clinical trials for our product candidates and potential product candidates;
•	the outcome, timing and cost of regulatory approvals;
•	the success of our collaboration agreements;
•	delays that may be caused by changing regulatory requirements;
•	the number of product candidates that we pursue;
•	the costs involved in filing and prosecuting patent applications and enforcing and defending patent claims;
•	the timing and terms of future in-licensing and out-licensing transactions;
•	the cost and timing of establishing sales, marketing, manufacturing and distribution capabilities;
•	the cost of procuring clinical and commercial supplies of our product candidates;
•	the extent to which we acquire or invest in businesses, products or technologies, including the costs associated with such acquisitions and investments, such as the TxCell Acquisition; and
•	the possible costs of litigation.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements as defined in Regulation S-K, Item 303(a)(4)(ii) of Regulation S-K.

Contractual Obligations and Commercial Commitments

Our future minimum contractual commitments were reported in our 2017 Annual Report and there have been no material changes outside the ordinary course of business in the previously disclosed contractual commitments during the six months ended June 30, 2018.  See “—Overview” above for a discussion of the TxCell Acquisition, which increased our contractual commitments subsequent to June 30, 2018.

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

The securities in our investment portfolio are not leveraged, are classified as available-for-sale and are, due to their short-term nature, subject to minimal interest rate risk. Our investments currently consist of U.S. Treasury securities, U.S. government-sponsored enterprise securities and corporate notes. Our investment policy, approved by our Board of Directors, limits the amount we may invest in any one type of investment issuer, thereby reducing credit risk concentrations. All investments have a fixed interest rate and are carried at market value, which approximates cost. We do not use derivative financial instruments in our investment portfolio. We do not believe that a change in interest rates would have a material negative impact on the value of our investment portfolio.  Our market risks at June 30, 2018 have not changed materially from those discussed in Item 7A of our 2017 Annual Report.

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

Under the supervision of our principal executive officer and principal financial officer, we evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of June 30, 2018. Based on that evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

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

Change in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during the three months ended June 30, 2018 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

Risks Relating to our Proposed Acquisition of TxCell

If we are unable to complete our proposed acquisition of TxCell, or the TxCell Acquisition, our financial condition and the market value of our common stock could be adversely affected.

On July 20, 2018, we entered into a Share Purchase Agreement, or the Purchase Agreement, with certain shareholders of TxCell, or the Selling TxCell Shareholders, and we entered into a Tender Offer Agreement, or the TO Agreement, with TxCell.  Pursuant to the Purchase Agreement and the TO Agreement, we, directly or through a subsidiary, expect to acquire 100% of the equity interests of TxCell for approximately €72 million, on a debt-free and cash-free basis.  Consummation of the TxCell Acquisition is subject to customary conditions to closing, including:

•

issuance of a fairness opinion by the independent expert to be appointed by TxCell in accordance with articles 261-1 et seq. of the General Regulations of the French Autorité des Marchés Financiers, or AMF, that the offer price is fair to TxCell’s shareholders from a financial point of view, and the recommendation of the board of directors of TxCell that all holders of ordinary shares of TxCell tender such ordinary shares into the cash tender offer for the then outstanding TxCell ordinary shares that we are required to conduct under the TO Agreement;

•

confirmation by the French Ministry of Economy that the TxCell Acquisition is not subject to its prior approval pursuant to the French regulations relating to foreign investments control or, failing such confirmation, the prior approval of such acquisition by the French Ministry of Economy;

•	the absence of any event having a material adverse effect on the business of TxCell since December 31, 2017; and
•	the receipt of appropriate clearances from French regulatory agencies relating to the performance by TxCell of activities of preparation and storage of human tissues and cells.

If any condition to the TxCell Acquisition is not satisfied or waived, the TxCell Acquisition will not be completed. We, the Selling TxCell Shareholders and TxCell also may terminate the Purchase Agreement and the TO Agreement under certain circumstances.  Any or all of the preceding could jeopardize our ability to consummate the TxCell Acquisition on the already negotiated terms. To the extent the TxCell Acquisition is not completed for any reason, we would have devoted substantial resources and management attention to the TxCell Acquisition without realizing the accompanying benefits expected by our management, and our financial condition and results of operations and the market value of our common stock may be adversely affected. We also could be subject to litigation related to any failure to complete the TxCell Acquisition or to perform our obligations under the Purchase Agreement and/or the TO Agreement, or related to any enforcement proceeding commenced against us. In addition, the TxCell Acquisition may take longer to complete than we anticipate. Any delay in completing the TxCell Acquisition could cause us not to realize some or all of the benefits that we expect to achieve. Additional risks and uncertainties associated with the TxCell Acquisition include:

•	the failure to consummate the TxCell Acquisition may result in negative publicity and a negative impression of us in the investment community;
•	the attention of our employees and management may be diverted due to activities related to the TxCell Acquisition; and
•	disruptions from the TxCell Acquisition, whether completed or not, may harm our relationships with our employees or business partners and collaborators.

Even if the TxCell Acquisition is consummated, we may not realize the anticipated benefits of the TxCell Acquisition.

If the TxCell Acquisition is consummated, achieving the anticipated benefits of the TxCell Acquisition will depend upon many factors, such as whether the acquired TxCell operations are successfully integrated with our operations.  We may not be able to accomplish this integration process smoothly or successfully. The integration of certain operations following the TxCell Acquisition will take time and will require the dedication of significant management resources, which may temporarily distract our management’s attention from the routine business of the combined company. In any event, we may encounter unexpected difficulties, or incur unexpected costs, in connection with our anticipated transition activities and integration efforts, which include:

•	the potential disruption of our historical core business;
•

the risk that our relative lack of experience in regulatory T cell, or Treg, development and developing product candidates and technology for immunological diseases, will not allow us to advance the development of chimeric antigen receptor Treg, or CAR-Treg, product candidates, including TX200, on the timeframes we expect, or at all;

•	the strain on, and need to continue to expand, our existing operational, technical, financial and administrative infrastructure;
•	the difficulties in assimilating employees and corporate cultures, including our lack of experience in maintaining positive interactions with unionized employees;
•	the difficulties in effectively managing transition and integration activities given the distance between our headquarters and management team and TxCell’s headquarters and management team;
•	the failure to retain key managers and other personnel, including the employees from the acquired TxCell business who might experience uncertainty about their future roles with us;
•	the challenges in controlling additional costs and expenses in connection with and as a result of the TxCell Acquisition; and
•	the diversion of our management’s attention to integration of operations and corporate and administrative infrastructures; and
•	any unanticipated liabilities for activities of or related to TxCell or its operations, technologies or product candidates.

If any of these factors impairs our ability to integrate successfully, we may be required to spend time or money on integration activities that otherwise would be spent on the development and expansion of our business. If we fail to integrate or otherwise manage the acquired TxCell business successfully and in a timely manner, the combined company’s potential to achieve the anticipated long-term strategic benefits of the TxCell Acquisition could be compromised and resulting operating inefficiencies could increase costs and expenses more than we planned, could negatively impact the market price of our common stock and could otherwise distract us from execution of our strategy. Failure to maintain effective financial controls and reporting systems and procedures could also adversely affect our ability to produce timely and accurate financial statements.

We intend to avail ourselves of the French tax credit for certain research and development related expenses.  We may not receive the anticipated amount.  In addition, upon audit by the French tax authority, we may need to make corrective actions.

We are new to the field of immunology and the use of CARs with Tregs.  With the acquisition of TxCell we expect to develop a CAR-Treg for use in a patient faster than if we had developed a CAR-Treg on our own.  We may not be successful at developing a CAR Treg that can be used in patients.  Moreover, we may not achieve the expected accelerated development timeline.

Following the TxCell Acquisition, the combined company will have significantly increased capital requirements. We cannot be certain that we will be able to raise sufficient capital or whether the terms of any capital raised will be acceptable to us.  In addition, we might need to reduce expenditures with respect to some of our own programs so that we can adequately fund TxCell’s operations. Our failure to obtain adequate and timely funding will materially adversely affect our business and our ability to develop our technology and products candidates and the technology and product candidates of TxCell, including TX200.

TxCell has only limited clinical development experience and no history of commercializing human therapeutics, and risks and uncertainties related to its business may cause the combined company to underperform relative to expectations.

TxCell has only limited clinical development experience and does not have any products approved for commercial sale, which makes it difficult to evaluate the success of its current business and assess the combined company’s future viability. In addition, TxCell has incurred significant research and development and other expenses related to its ongoing operations resulting in operating losses in every year since its inception in 2001. We anticipate that TxCell will continue to incur net losses in the future as a result of continued expenditures related to the development of its lead CAR-Treg product candidate, TX200, and additional research and development expenditures related to the development and potential regulatory approval of its other existing and future product candidates. Because TxCell does not generate any revenue from product sales, following the consummation of the TxCell Acquisition, we expect to invest significant time, resources and capital to support the expenditures and on-going operations of the acquired TxCell business. Such investments would reduce our cash available for our existing operations and other uses and divert significant attention of management that may otherwise be focused on development of our existing business. If we are unable to successfully develop and obtain regulatory approval for TX200 and effectively commercialize it, we may not realize any benefit from the TxCell Acquisition, resulting in possible impairments or other charges or losses which may materially and adversely affect our results of operations and financial condition. Additionally, the business operations of TxCell differ from our business operations, and the combined business will have a different business mix than our business prior to the TxCell Acquisition, presenting different operational risks and challenges. We expect to rely on the experience and expertise of TxCell’s existing management team and other key personnel in the development of TX200 and TxCell’s other product candidates.  If we were to lose the services of a significant portion or key individuals of this team, such development and our business could be adversely affected.

The TxCell business may also face additional risks, including risks relating to (i) the ability to advance the development of TX200 and TxCell’s other product candidates through regulatory approval, (ii) competition with companies with more experience and resources in the immunology space and with companies developing other novel cellular therapies, and (iii) maintaining and obtaining intellectual property protection for TxCell’s technology and product candidates. In particular, TxCell has exclusively licensed the right to the CAR for use inTX200 from the University of British Columbia, or UBC.  Should UBC terminate this license agreement, TxCell may have to develop or acquire the appropriate CAR which would extend the development timeline and add expense. TxCell has also exclusively licensed the right to technology related to redirected Treg cells from the Yeda Research and Development Company, or Yeda.  A patent included in this exclusive license agreement with Yeda was granted in Europe in July 2016. Subsequent to this grant, the patent was opposed by several parties in May 2017.  TxCell expects the oral proceedings to this opposition will take place in November 2018.  Neither we nor TxCell can predict whether TxCell and Yeda will prevail in these actions. If the opposition to this patent prevails, the issued patent may be revoked or be limited in breadth and TxCell could be prevented from making, using, or selling the relevant product or process.

Moreover, TxCell relies on agreements with third parties for its product candidate technology development, manufacture, packaging, supply, and clinical trials. The termination of any of these agreements by the third parties would have an adverse impact on the combined company’s ability to develop and manufacture TxCell’s product candidates. For example, TxCell has entered into an agreement with Lonza for manufacturing of TX200.  Should this agreement be terminated it would adversely impact the development timeline for TX200. Finally, continued development and commercialization of TxCell’s product candidates may require the combined company to secure licenses to additional technologies, which it may not be able to do on commercially reasonable terms, if at all.

TxCell will be subject to business uncertainties and contractual restrictions while the TxCell Acquisition is pending.

Uncertainty about the effect of the TxCell Acquisition on employees and counterparties may have an adverse effect on TxCell. These uncertainties may impair TxCell’s ability to retain and motivate key personnel and could cause entities dealing with TxCell to defer entering into contracts with TxCell or making other decisions concerning TxCell or seek to change existing business relationships with TxCell. If the TxCell Acquisition is completed, such changes could negatively affect our results of operations and financing condition and adversely affect our ability to realize the anticipated benefits from the TxCell Acquisition. In addition, if key employees of TxCell or Sangamo depart because of uncertainty about their future roles or otherwise, our business could be harmed. These risks may be exacerbated by delays or other adverse developments with respect to the anticipated completion of the TxCell Acquisition.

We and TxCell will incur substantial direct and indirect costs as a result of the TxCell Acquisition.

We and TxCell will incur substantial expenses in connection with and as a result of completing the TxCell Acquisition and, over a period of time following the completion of the TxCell Acquisition, we expect to incur substantial additional expenses in connection with coordinating the businesses, operations, policies and procedures of the combined company. While we have assumed that a certain level of transaction expenses will be incurred, factors beyond our control could affect the total amount or the timing of these expenses. Many of the expenses that will be incurred, by their nature, are difficult to estimate accurately.

If we are unable to delist the ordinary shares of TxCell from the Euronext Paris and acquire 100% of the equity interests of TxCell, our business, financial condition and results of operations could be adversely affected.

If, following completion of the acquisition of the ordinary shares of TxCell from the Selling TxCell Shareholders pursuant to the Purchase Agreement and in the cash tender offer contemplated by the TO Agreement, we own less than 95% of the share capital and voting rights of TxCell, we will not be able to delist the ordinary shares of TxCell from the Euronext Paris and will not be able to acquire the remaining ordinary shares of TxCell for some period of time, if ever. Maintaining the listing of the ordinary shares on the Euronext Paris will result in additional expenditures, which could have an adverse effect on our financial condition and results of operations.  In addition, until such time, if ever, that we acquire 100% of the equity interests of TxCell, we will need to consider the rights of, and duties owed to, the minority shareholders of TxCell under French law when making future decisions that might impact TxCell, its business or its operations, which could adversely affect our business and our ability to realize the anticipated benefits of the TxCell Acquisition.

If the TxCell Acquisition is consummated, we plan to continue to operate the acquired TxCell business in France, which may expose us to unanticipated costs or events.

In the event that the TxCell Acquisition is consummated, TxCell’s operations will remain based in France and accordingly, we plan to continue to operate the acquired TxCell business in France. Our anticipated operation of the acquired TxCell business in France involves significant risks, including:

•difficulty hiring and retaining appropriate personnel due to intense competition for such limited resources;

•disruptions in relations with our employees, including legacy TxCell employees; and

•compliance with regulatory requirements, including local French employment regulations and organized labor in France.

In addition, as a result of our anticipated operations in France, we will become more exposed to fluctuations in currency exchange rates between the Euro and the U.S. dollar. Given the volatility of currency exchange rates, there is no assurance that we will be able to effectively manage currency transaction and/or conversion risks. To date, we have not entered into derivative instruments to offset the impact of foreign exchange fluctuations, which fluctuations could have a material adverse effect on our financial condition and results of operations.  In any event, difficulties resulting from these and other risks related to our anticipated operations in France could expose us to increased expenses, impair our development efforts, adversely affect our financial condition and results of operations, and harm our competitive position.

If goodwill or other intangible assets that we record in connection with the TxCell Acquisition become impaired, our financial position in future periods could be negatively impacted.

In connection with the accounting for the TxCell Acquisition, it is expected that we will record a significant amount of intangible assets and may also record goodwill. Under GAAP, we must assess, at least annually and potentially more frequently, whether the value of goodwill and other indefinite-lived intangible assets has been impaired. Amortizing intangible assets will be assessed for impairment in the event of an impairment indicator. Events giving rise to impairment are an inherent risk in the biotechnology industry and cannot be predicted. Our results of operations and financial position in future periods could be negatively impacted should future impairments of intangible assets or goodwill occur.

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

•disagreement with the U.S. Food and Drug Administration, or FDA, or foreign regulatory authorities, on the interpretation of data from preclinical studies or our clinical trial results;

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

We have ongoing Phase 1/2 clinical trials evaluating product candidates for the treatment of hemophilia A (SB-525), hemophilia B (SB-FIX), MPS I (SB-318) and MPS II (SB-913), an ongoing Phase 1/2 clinical trial evaluating ST-400 for the treatment of beta-thalassemia, and for TX200 in 2019 if the TX Cell Acquisition is consummated.

We recently announced positive preliminary data from the Phase 1/2 clinical trial evaluating SB-525, or the Alta study.  In the Alta study, SB-525 has been generally well tolerated to date with no treatment-related serious adverse events and no use of tapering courses of oral steroids. The fifth patient in the Alta study, the first at the third dose level, was treated in June and has achieved therapeutic Factor VIII activity levels (Epidemiological data indicate that Factor VIII activity above 12% of normal is associated with substantial reduction or elimination of spontaneous bleeds and factor usage. Den Uijl IE et al Haemophilia 2011; 17(6):849-53).  A dose dependent effect has been observed in the Alta study, with patients in the second dose cohort reporting reduced use of factor replacement. We and Pfizer expect to present detailed data from the Alta study at a hematology conference in the fourth quarter of 2018.

We also recently treated the fifth and sixth patients in the Phase 1/2 clinical trial evaluating SB-913 for the treatment of MPS II, or the CHAMPIONS study, and we expect to present preliminary safety and efficacy data from this study at the Annual Symposium of the Society for the Study of Inborn Errors of Metabolism (SSIEM) in September 2018.

We also recently began enrolling our first patients into the Phase 1/2 clinical trials evaluating SB-318 for the treatment of MPS I and ST-400 for the treatment of beta-thalassemia.   For potential marketing application approval, additional clinical testing will be required, which involves significantly greater resources, commitments and expertise. Therefore, we may be required to scale up our operations and enter into collaborative relationships with pharmaceutical companies that could assume responsibility for late-stage development and commercialization.

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

While we have achieved positive results in preclinical studies of our product candidates for hemophilia A (SB-525), hemophilia B (SB-FIX), MPS I (SB-318) and MPS II (SB-913), Phase 1/2 clinical trials have only recently begun or are expected to begin and there is no guarantee that we can achieve positive safety and efficacy results. Furthermore, all four programs are novel in-vivo gene therapy or genome editing therapies that utilize adeno-associated viral vector, or AAV, to deliver therapeutic levels of ZFN into the patient’s blood stream. The AAV delivery system has not been validated in human clinical trials previously, and if such delivery system does not meet the safety criteria or cannot produce the desirable efficacy results we expect, we may be forced to suspend or terminate the affected program.

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

Before commencing clinical trials in humans, we must submit an Investigational New Drug, or IND, application to the FDA. The FDA has 30 days to comment on the application, and if the agency has no comments, we or our commercial partner may begin clinical trials. While we have stated our intention to file additional IND applications in the future, this is only a statement of intent, and we may not be able to do so because the associated product candidates may not meet the necessary preclinical requirements. In addition, there can be no assurance that, once filed, an IND application will result in the actual initiation of clinical trials or that we will be able to meet our targeted timeline for the initiation of clinical trials. Clinical trials are subject to oversight by institutional review boards, or IRBs, and the FDA. In addition, our proposed clinical studies may require review from the Recombinant DNA Advisory Committee, or RAC, which is the advisory board to the NIH focusing on clinical trials involving gene transfer.

Clinical trials:

•must be conducted in conformance with the FDA’s good clinical practices, within the guidelines of the International Council for Harmonisation of Technical Requirements for Registration of Pharmaceuticals for Human Use, or ICH, and other applicable regulations;

•must meet requirements for IRB oversight;

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

Part of our business strategy is to expand our product candidate pipeline by identifying and validating new product candidates, which we may develop ourselves, in-license or otherwise acquire from others. In addition, in the event that our existing product candidates do not receive regulatory approval or are not successfully commercialized, then the success of our business will depend on our ability to expand our product pipeline through in-licensing or other acquisitions. We may be unable to identify relevant product candidates. If we do identify such product candidates, we may be unable to reach acceptable terms with any third party from which we desire to in-license or acquire them. Even if we are able to successfully identify and acquire such product candidates, we cannot assure you that we will be able to successfully manage the risks associated with integrating acquired or in-licensed product candidates or technologies or the risks arising from anticipated and unanticipated problems in connection with an acquisition or in-licensing transaction. Further, while we seek to mitigate risks and liabilities of potential acquisitions and in-licensing transactions through, among other things, due diligence, there may be risks and liabilities that such due diligence efforts fail to discover, that are not disclosed to us, or that we inadequately assess. Any failure in identifying and managing these risks and uncertainties effectively, including in connection with the TxCell Acquisition, would have a material adverse effect on our business. Additionally, we may not realize the anticipated benefits of such transactions, including the possibility that expected benefits will not be realized or will not be realized within the expected timeframe.

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

Effective delivery of ZFNs and ZFP TFs into the appropriate target cells and tissues is critical to the success of the therapeutic applications of our ZFP technology. In order to have a meaningful therapeutic effect, product candidates based must be delivered to sufficient numbers of cells in the targeted tissue. The ZFN or ZFP TF must be present in that tissue for sufficient time to effect either modification of a therapeutically relevant gene or regulation of its expression. In our current clinical and preclinical programs, we administer these product candidates as a nucleic acid that encodes the ZFN or ZFP TF. We use different formulations to deliver the ZFN or ZFP TF depending on the required duration of expression, the targeted tissue and the indication that we intend to treat, including our proprietary AAV delivery system. However, there can be no assurances that we will be able to effectively deliver our ZFNs and ZFP TFs to produce a beneficial therapeutic effect.

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

Even if we, our collaborators or strategic partners are successful in using our ZFP technology in drug discovery, protein production, therapeutic development or other areas in which we have licensed our technology, such as plant agriculture, they may not be able to commercialize the resulting products or may decide to use other methods competitive with this technology. To date, no company has received marketing approval or has developed or commercialized any therapeutic or agricultural products based on our ZFP technology. Should our technology fail to provide safe, effective, useful or commercially viable approaches to the discovery and development of these product candidates, this would significantly limit our business and future growth and would adversely affect our value.

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

Some of the provisions of the Affordable Care Act have yet to be fully implemented, and there have been legal and political challenges to certain aspects of the Affordable Care Act. Since January 2017, President Trump has signed two executive orders and other directives designed to delay, circumvent, or loosen certain requirements mandated by the Affordable Care Act. Concurrently, Congress has considered legislation that would repeal or repeal and replace all or part of the Affordable Care Act. While Congress has not passed repeal legislation, the Tax Cuts and Jobs Act of 2017 includes a provision repealing, effective January 1, 2019, the tax-based shared responsibility payment imposed by the Affordable Care Act on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate”. Additionally, on January 22, 2018, President Trump signed a continuing resolution on appropriations for fiscal year 2018 that delayed the implementation of certain Affordable Care Act-mandated fees. Congress may consider other legislation to repeal or replace elements of the Affordable Care Act.

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

In addition to regulations in the United States, to market and sell our products in the European Union, many Asian countries and other jurisdictions, we must obtain separate regulatory approvals and comply with numerous and varying regulatory requirements. The approval procedure varies among countries and can involve additional testing. The time required to obtain approval may differ substantially from that required to obtain FDA approval. The regulatory approval process outside the United States generally includes all of the risks associated with obtaining FDA approval. Clinical trials accepted in one country may not be accepted by regulatory authorities in other countries. In addition, many countries outside the United States require that a product be approved for reimbursement before it can be approved for sale in that country. A product candidate that has been approved for sale in a particular country may not receive reimbursement approval in that country. We may not be able to obtain approvals from regulatory authorities outside the United States on a timely basis, if at all. Approval by one regulatory authority outside the United States does not ensure approval by regulatory authorities in other countries or jurisdictions or by the FDA. We may not be able to file for regulatory approvals and may not receive necessary approvals to commercialize our products in any market. If we are unable to obtain approval of any of our product candidates by the FDA or regulatory authorities in the European Union, Asia or elsewhere, the commercial prospects of that product candidate may be significantly diminished, our business prospects could decline and this could materially adversely affect our business, results of operations and financial condition.

Our relationships with customers and third-party payors will be subject to applicable anti-kickback, fraud and abuse and other healthcare laws and regulations, which could expose us to significant penalties.

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

•the federal Physician Payments Sunshine Act created under the Affordable Care Act requires certain manufacturers of drugs, devices, biologics and medical supplies to report annually to the Centers for Medicare & Medicaid Services, or CMS, information related to payments and other transfers of value to physicians and teaching hospitals, and ownership and investment interests held by physicians and their immediate family members;

•analogous state and foreign laws and regulations, such as state anti-kickback and false claims laws, may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third-party payors, including private insurers; some state laws require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government, require drug manufacturers to report information related to payments and other transfers of value to other healthcare providers and healthcare entities, or marketing expenditures; and/or ensure the registration and compliance of sales and medical personnel; and

•state and foreign laws govern the privacy and security of health information in specified circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.

The scope and enforcement of each of these laws is uncertain and subject to rapid change in the current environment of healthcare reform, especially in light of the lack of applicable precedent and regulations. Federal and state enforcement bodies have recently increased their scrutiny of interactions between healthcare companies, healthcare providers and other third parties, including charitable foundations, which has led to a number of investigations, prosecutions, convictions and settlements in the healthcare industry. Responding to investigations can be time-and resource-consuming and can divert management’s attention from the business. Any such investigation or settlement could increase our costs or otherwise have an adverse effect on our business.

Efforts to ensure that our business arrangements with third parties will comply with applicable healthcare laws and regulations will involve substantial costs. It is possible that governmental authorities will conclude that our business practices may not comply with current or future statutes, regulations or case law involving applicable fraud and abuse or other healthcare laws and regulations. If our operations are found to be in violation of any of these laws or any other governmental regulations that may apply to us, we may be subject to significant civil, criminal and administrative penalties, damages, fines, disgorgement, personal imprisonment, exclusion from government funded healthcare programs, such as Medicare and Medicaid, additional reporting requirements and oversight if become subject to a corporate integrity agreement or similar agreement to resolve allegations of non-compliance with these laws, and the curtailment or restructuring of our operations. If any physicians or other healthcare providers or entities with whom we expect to do business are found to not be in compliance with applicable laws, they may be subject to criminal, civil or administrative sanctions, including exclusions from government funded healthcare programs.

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

As of June 30, 2018, we had 209 full-time employees. We need to grow the size of our organization in order to support our continued development and potential commercialization of our product candidates. In particular, we will need to add substantial numbers of additional personnel and other resources to support our development and potential commercialization of our product candidates. In addition, we may not be able to attract or retain employees with the appropriate levels of experience and to skills to accomplish our objectives. As our development and commercialization plans and strategies continue to develop, or as a result of any future acquisitions, our need for additional managerial, operational, manufacturing, sales, marketing, financial and other resources will increase. Our management, personnel and systems currently in place may not be adequate to support this future growth. Future growth would impose significant added responsibilities on members of management, including:

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

We have generated operating losses since we began operations in 1995. Our net losses for the years ended December 31, 2017, 2016 and 2015 were $54.6 million, $71.7 million and $40.7 million, respectively. The extent of our future losses and the timing of profitability are uncertain, and we expect to incur losses for the foreseeable future. We have been engaged in developing our ZFP technology since inception, which has and will continue to require significant research and development expenditures. To date, we have generated our funding from issuance of equity securities, revenues derived from collaboration agreements, other strategic partnerships in non-therapeutic applications of our technology, federal government research grants and grants awarded by research foundations. As of June 30, 2018, we had an accumulated deficit of $532.3 million. Since our initial public offering in 2000, we have generated an aggregate of approximately $648.7 million in gross proceeds from the sale of our equity securities. We expect to continue to incur additional operating losses for the next several years as we continue to advance our product candidates. If the time required to generate significant product revenues and achieve profitability is longer than we currently anticipate or if we are unable to generate liquidity through equity financing or other sources of funding, we may be forced to curtail or suspend our operations.

We may be unable to raise additional capital, which would harm our ability to develop our technology and products.

We have incurred significant operating losses and negative operating cash flows since inception and have not achieved profitability. We expect capital outlays and operating expenditures to increase over the next several years as we expand our infrastructure and research and product development activities. While we believe our financial resources will be adequate to sustain our current operations for at least the next twelve months, we will likely seek additional sources of capital through equity or debt financing. In addition, as we focus our efforts on proprietary human therapeutics, we will need to seek FDA approvals of potential products, a process that could cost in excess of hundreds of millions of dollars per product. Furthermore, we may experience difficulties in accessing the capital market due to external factors beyond our control such as volatility in the equity markets for emerging biotechnology companies and general economic and market conditions both in the United States and abroad. We cannot be certain that we will be able to obtain financing on terms acceptable to us, or at all. Our failure to obtain adequate and timely funding will materially adversely affect our business and our ability to develop our technology and products candidates. Furthermore, any sales of additional equity securities may result in dilution to our stockholders and any debt financing may include business and financial covenants that restricts our operations.

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

The comprehensive U.S. tax reform bill passed in 2017 could adversely affect our business and financial condition.

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

Our commercial success may depend in part on obtaining patent protection of our technology and successfully defending any of our patents that may be challenged. The patent positions of pharmaceutical and biotechnology companies can be highly uncertain and can involve complex legal and factual questions. No consistent policy regarding the breadth of claims allowed in biotechnology patents has emerged to date. Accordingly, we cannot predict the breadth of claims allowed in patents we own or license that a third party may receive.

We are a party to various license agreements that give us and them rights under specified patents and patent applications. Our current licenses contain performance obligations. If we fail to meet those obligations, the licenses could be terminated. If we are unable to continue to license these technologies on commercially reasonable terms, or at all, we may be forced to delay or terminate aspects of our product development and research activities.

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

•any patents issued or licensed to us, our collaborators or strategic partners will provide a basis for commercially viable products or will provide us with any competitive advantages;

•any patents issued or licensed to us will not be challenged and invalidated by third parties; or

•we will develop additional products, processes or technologies that are patentable.

Others have filed and in the future are likely to file patent applications that are similar to ours. We are aware that there are academic groups and other companies that are attempting to develop technology that is based on the use of zinc finger, TALE, CRISPR/Cas and other DNA-binding proteins, and that these groups and companies have filed patent applications. Several patents have been issued, although we have no current plans to use the associated inventions. If these or other patents issue, it is possible that the holder of any patent or patents granted on these applications may bring an infringement action against us, our collaborators, strategic partners, or us claiming damages and seeking to enjoin commercial activities relating to the affected products and processes. The costs of litigating the claim could be substantial. Moreover, we cannot predict whether we, our collaborators, or strategic partners would prevail in any actions. In addition, if the relevant patent claims were upheld as valid and enforceable and our products or processes were found to infringe the patent or patents, we or our collaborators could be prevented from making, using, or selling the relevant product or process unless we or our collaborators could obtain a license or were able to design around the patent claims. We can give no assurance that such a license would be available to us or our collaborators on commercially reasonable terms, or at all, or that we would be able to successfully design around the relevant patent claims. There may be significant litigation in the genomics or cell therapy industry regarding patent and other intellectual property rights, which could subject us to litigation. If we become involved in litigation, it could consume a substantial portion of managerial and financial resources.

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

If we or TxCell. are unable to obtain or protect intellectual property rights related to our product candidates, we or TxCell may not be able to compete effectively in the intended markets.

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

In many cases, patent prosecution of our in-licensed technology is controlled solely by the licensor. If our licensors fail to obtain and maintain patent or other protection for the proprietary intellectual property we license from them, we could lose our rights to the intellectual property or our exclusivity with respect to those rights, and our competitors could market competing products using the intellectual property. In certain cases, we control the prosecution of patents resulting from licensed technology. In the event we breach any of our obligations related to such prosecution, we may incur significant liability to our licensing partners. Licensing of intellectual property is of critical importance to our business and involves complex legal, business and scientific issues and is complicated by the rapid pace of scientific discovery in our industry. Disputes may arise regarding intellectual property subject to a licensing agreement, including:

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

We may be involved in lawsuits or similar proceedings to protect or enforce our patents or the patents of our licensors, which could be expensive, time-consuming and unsuccessful.

Competitors may infringe our patents or the patents of our licensors. To counter infringement or unauthorized use, we may be required to file infringement claims, which can be expensive and time-consuming. In addition, in an infringement proceeding, a court may decide that a patent of ours or our licensors is not valid, is unenforceable and/or is not infringed, or may refuse to stop the other party from using the technology at issue on the grounds that our patents do not cover the technology in question. An adverse result in any litigation or defense proceedings could put one or more of our patents at risk of being invalidated or interpreted narrowly and could put our patent applications at risk of not issuing. Moreover, if we or one of our licensing partners initiated legal proceedings against a third party to enforce a patent covering one of our product candidates, the defendant could counterclaim that the patent covering our product candidate is invalid and/or unenforceable. In patent litigation in the United States, defendant counterclaims alleging invalidity and/or unenforceability are commonplace. Grounds for a validity challenge could be an alleged failure to meet any of several statutory requirements, including lack of novelty, obviousness or non-enablement. Grounds for an unenforceability assertion could be an allegation that someone connected with prosecution of the patent withheld relevant information from the USPTO, or made a misleading statement, during prosecution. Third parties may also raise similar claims before administrative bodies in the United States or abroad, even outside the context of litigation. Such mechanisms include re-examination, post grant review, inter partes review and equivalent proceedings in foreign jurisdictions (e.g., opposition proceedings). Such proceedings could result in revocation or amendment to our patents in such a way that they no longer cover our product candidate. The outcome following legal assertions of invalidity and unenforceability is unpredictable. With respect to the validity question, for example, we cannot be certain that there is no invalidating prior art, of which we and the patent examiner were unaware during prosecution. If a defendant were to prevail on a legal assertion of invalidity and/or unenforceability, we would lose at least part, and perhaps all, of the patent protection on our product candidates. Such a loss of patent protection would have a material adverse impact on our business.

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

Our research and development activities involve the controlled use of potentially harmful biological materials as well as hazardous materials, chemicals, and various radioactive compounds typically employed in the study of molecular and cellular biology. We routinely use cells in culture and gene delivery vectors, and we employ small amounts of radioisotopes in trace experiments. Although we maintain up-to-date licensing and training programs, we cannot completely eliminate the risk of accidental contamination or injury from the use, storage, handling, or disposal of these materials. In the event of contamination or injury, we could be held liable for damages that result, and any liability could exceed our resources. We currently carry insurance covering certain claims arising from our use of these materials. However, if we are unable to maintain our insurance coverage at a reasonable cost and with adequate coverage, our insurance may not cover any liability that may arise. We are subject to federal, state, and local laws and regulations governing the use, storage, handling, and disposal of these materials and specified waste products.

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

•our ability to complete the TxCell Acquisition on the anticipated terms, or at all;

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

Our amended and restated bylaws provide that the Court of Chancery of the State of Delaware will be the exclusive forum for the adjudication of certain disputes, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, or employees.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	MINE SAFEY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

(a) Exhibits:

2.1(A)	Share Purchase Agreement dated July 20, 2018 among Sangamo Therapeutics, Inc. and the Selling TxCell Shareholders named on the signature pages thereto.

2.2(B)	Tender Offer Agreement dated July 20, 2018 between Sangamo Therapeutics, Inc. and TxCell S.A.

3.1(C)	Composite copy of Seventh Amended and Restated Certificate of Incorporation of Sangamo Therapeutics, Inc., as amended.

3.2(D)	Third Amended and Restated Bylaws of Sangamo Therapeutics, Inc.

10.1(E)(+)	Sangamo Therapeutics, Inc. 2018 Equity Incentive Plan.

10.2(F)(+)	Form of Stock Option Grant Notice and Form of Option Agreement (U.S. employees) under the Sangamo Therapeutics, Inc. 2018 Equity Incentive Plan.

10.3(G)(+)	Form of Stock Option Grant Notice and Form of Option Agreement (non-employee directors) under the Sangamo Therapeutics, Inc. 2018 Equity Incentive Plan.

10.4(H)(+)	Form of Stock Option Grant Notice and Form of Option Agreement (U.K. employees) under the Sangamo Therapeutics, Inc. 2018 Equity Incentive Plan.

10.5(I)(+)	Form of Restricted Stock Unit Grant Notice and Form of Restricted Stock Unit Award Agreement (U.S. employees) under the Sangamo Therapeutics, Inc. 2018 Equity Incentive Plan.

10.6(J)(+)	Form of Restricted Stock Unit Grant Notice and Form of Restricted Stock Unit Award Agreement (non-employee directors) under the Sangamo Therapeutics, Inc. 2018 Equity Incentive Plan.

10.7(K)(+)	Form of Restricted Stock Unit Grant Notice and Form of Restricted Stock Unit Award Agreement (U.K. employees) under the Sangamo Therapeutics, Inc. 2018 Equity Incentive Plan.

10.8(L)(+)	Sangamo Therapeutics, Inc. 2010 Employee Stock Purchase Plan, as amended effective June 11, 2018.

10.9	Sixth Amendment to the Triple Net Laboratory Lease Agreement, dated May 23, 2018, between the Registrant and Point Richmond R&D Associates II, LLC.

14.1(M)	Sangamo Therapeutics, Inc. Code of Business Conduct and Ethics

31.1	Rule 13a — 14(a) Certification of Principal Executive Officer.

31.2	Rule 13a — 14(a) Certification of Principal Financial Officer.

32.1*	Certification Pursuant to 18 U.S.C. Section 1350.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*

The certifications attached as Exhibit 32.1 accompany this Quarterly Report on Form 10-Q pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, and shall not be deemed “filed” by the Registrant for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

(+)	Indicates management contract or compensatory plan or arrangement.
(A)	Incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K (File No. 000-30171), filed with the SEC on July 23, 2018.
(B)	Incorporated by reference to Exhibit 2.2 to the Registrant’s Current Report on Form 8-K (File No. 000-30171), filed with the SEC on July 23, 2018.
(C)	Incorporated by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-30171), filed with the SEC on August 9, 2017.
(D)	Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (File No. 000-30171), filed with the SEC on June 15, 2018.
(E)	Incorporated by reference to Exhibit 99.1 to the Registrant’s Registration Statement on Form S-8 (File No. 333-225552), filed with the SEC on June 11, 2018.
(F)	Incorporated by reference to Exhibit 99.2 to the Registrant’s Current Report on Form 8-K (File No. 000-30171), filed with the SEC on June 15, 2018.
(G)	Incorporated by reference to Exhibit 99.3 to the Registrant’s Current Report on Form 8-K (File No. 000-30171), filed with the SEC on June 15, 2018.
(H)	Incorporated by reference to Exhibit 99.4 to the Registrant’s Current Report on Form 8-K (File No. 000-30171), filed with the SEC on June 15, 2018.
(I)	Incorporated by reference to Exhibit 99.5 to the Registrant’s Current Report on Form 8-K (File No. 000-30171), filed with the SEC on June 15, 2018.
(J)	Incorporated by reference to Exhibit 99.6 to the Registrant’s Current Report on Form 8-K (File No. 000-30171), filed with the SEC on June 15, 2018.
(K)	Incorporated by reference to Exhibit 99.7 to the Registrant’s Current Report on Form 8-K (File No. 000-30171), filed with the SEC on June 15, 2018.
(L)	Incorporated by reference to Exhibit 99.8 to the Registrant’s Current Report on Form 8-K (File No. 000-30171), filed with the SEC on June 15, 2018.
(M)	Incorporated by reference to Exhibit 14.1 to the Registrant’s Current Report on Form 8-K (File No. 000-30171), filed with the SEC on June 15, 2018.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 8, 2018

SANGAMO THERAPEUTICS, INC.

/s/ KATHY Y. YI
Kathy Y. Yi
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)