Form 10-Q
period 2018-09-30
SANGAMO THERAPEUTICS, INC
filed 2018-11-08
CIK 1001233

Ion

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒

As of November 1, 2018, 102,092,863 shares of the issuer’s common stock, par value $0.01 per share, were outstanding.

INDEX

SANGAMO THERAPEUTICS, INC.

Unless otherwise indicated or the context suggests otherwise, references in this Quarterly Report on Form 10-Q, or Quarterly Report, to “Sangamo,” the “Company,” “we,” “us,” and “our” refer to Sangamo Therapeutics, Inc. and our subsidiaries including, TX Cell SA.

ZFP Therapeutic®, Engineering Genetic Cures®, and Pioneering Genetic Cures® are registered trademarks of Sangamo Therapeutics, Inc. Any third-party trade names, trademarks and service marks appearing in this Quarterly Report are the property of their respective holders.

Convenience translations between Euros (€) and U.S. dollars provided herein are based on the noon buying rate in New York City for cable transfers in foreign currencies as certified for customs purposes by the Federal Reserve Bank of New York on October 29, 2018, or €1.00 = $1.1622. We do not represent that Euros were, could have been, or could be, converted into U.S. dollars at such rate or at any other rate.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Some statements contained in this report are forward-looking with respect to our operations, research, development and commercialization activities, clinical trials, operating results and financial condition. These statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements. Forward-looking statements include, but are not limited to, statements about:

•	our strategy;
•	product development and commercialization of our products;
•	clinical trials;
•	the acquisition of TxCell S.A., including the anticipated benefits thereof;
•	partnering, other acquisition and other strategic transactions;
•	revenues from existing and new collaborations;
•	our research and development and other expenses;
•	sufficiency of our cash resources;
•	our operational and legal risks; and
•	our plans, objectives, expectations and intentions and any other statements that are not historical facts.

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

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

SANGAMO THERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited; in thousands, except share and per share amounts)

	September 30,	December 31,
	2018	2017
ASSETS
Current assets:
Cash and cash equivalents	$39,298	$49,826
Marketable securities	419,272	193,482
Interest receivable	683	240
Accounts receivable	5,567	3,343
Prepaids and other current assets	3,382	1,506
Total current assets	468,202	248,397

Marketable securities, non-current	—	1,012
Property and equipment, net	50,497	31,066
Goodwill	1,585	1,585
Other non-current assets	6,379	1,181
Non-current restricted cash	79,941	3,500
Total assets	$606,604	$286,741
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$16,424	$11,035
Accrued compensation and employee benefits	6,605	5,479
Deferred revenues	51,094	28,345
Total current liabilities	74,123	44,859
Deferred revenues, non-current	123,917	29,244
Build-to-suit lease obligation	26,928	24,738
Non-current liabilities	1,730	—
Total liabilities	226,698	98,841
Commitments and contingencies
Stockholders' equity:
Common stock, $0.01 par value; 160,000,000 shares authorized, 101,839,668 and 85,598,534 shares issued and outstanding at September 30, 2018 and December 31, 2017, respectively	1,018	856
Additional paid-in capital	923,164	682,809
Accumulated deficit	(544,032)	(495,479)
Accumulated other comprehensive loss	(244)	(286)
Total stockholders' equity	379,906	187,900
Total liabilities and stockholders' equity	$606,604	$286,741

See accompanying notes.

SANGAMO THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited; in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Revenues:
Collaboration agreements	$23,538	$11,759	$57,378	$23,042
Research grants	24	53	237	448
Total revenues	23,562	11,812	57,615	23,490
Operating expenses:
Research and development	28,810	18,425	81,612	46,351
General and administrative	10,993	6,422	32,381	19,734
Total operating expenses	39,803	24,847	113,993	66,085
Loss from operations	(16,241)	(13,035)	(56,378)	(42,595)
Interest and other income, net	3,398	681	6,708	1,118
Net loss	$(12,843)	$(12,354)	$(49,670)	$(41,477)
Basic and diluted net loss per share	$(0.13)	$(0.15)	$(0.52)	$(0.55)
Shares used in computing basic and diluted net loss per share	101,725	83,750	95,165	75,814

See accompanying notes.

SANGAMO THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited; in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Net loss	$(12,843)	$(12,354)	$(49,670)	$(41,477)
Change in unrealized gain (loss) on available-for-sale securities	(88)	12	43	(131)
Comprehensive loss	$(12,931)	$(12,342)	$(49,627)	$(41,608)

See accompanying notes.

SANGAMO THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited; in thousands)

	Nine Months Ended
	September 30,
	2018	2017
Operating Activities:
Net loss	$(49,670)	$(41,477)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,668	1,030
Amortization of (discount) premium on marketable securities	(4,043)	(310)
Stock-based compensation	10,374	6,969
Taxes paid related to net share settlement of equity awards	—	(71)
Other	715	—
Net changes in operating assets and liabilities:
Interest receivable	(443)	(259)
Accounts receivable	(2,225)	1,539
Prepaid expenses and other assets	(1,851)	(743)
Accounts payable and accrued liabilities	789	3,676
Accrued compensation and employee benefits	1,127	1,589
Non-current liabilities	1,730	—
Deferred revenues	118,540	56,078
Net cash provided by operating activities	76,711	28,021
Investing Activities:
Purchases of marketable securities	(451,239)	(229,595)
Maturities of marketable securities	230,547	127,093
Purchases of property and equipment	(15,028)	(2,873)
Other investment	(5,221)	—
Net cash used in investing activities	(240,941)	(105,375)
Financing Activities:
Proceeds from public offering of common stock, net of issuance costs	215,757	81,573
Taxes paid related to net share settlement of equity awards	(83)	—
Proceeds from issuance of common stock	14,469	3,614
Net cash provided by financing activities	230,143	85,187
Net increase in cash, cash equivalents, and restricted cash	65,913	7,833
Cash, cash equivalents, and restricted cash, beginning of period	53,326	22,061
Cash, cash equivalents, and restricted cash, end of period	$119,239	$29,894
Supplemental disclosure of noncash investing activities:
Property and equipment included in accrued liabilities	$5,813	$50

See accompanying notes.

SANGAMO THERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2018

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

Sangamo is currently working on a number of long-term development projects that involve experimental technology. The projects may require several years and substantial expenditures to complete and ultimately may be unsuccessful. The Company plans to finance operations with available cash resources, collaborations and strategic partnerships, research grants and from the issuance of equity or debt securities. Sangamo believes that its available cash, cash equivalents, marketable securities and interest receivable as of September 30, 2018, along with expected revenues from collaborations, strategic partnerships and research grants, will be adequate to fund its operations at least through the next twelve months. Sangamo will need to raise substantial additional capital to fund the development, manufacturing and potential commercialization of its product candidates. Additional capital may not be available on terms acceptable to the Company, if at all. If adequate funds are not available, or if the terms of potential funding sources are unfavorable, the Company’s business and ability to develop its technology and product candidates could be harmed. Furthermore, any sales of additional equity securities may result in dilution to the Company’s stockholders, and any debt financing may include covenants that restrict the Company’s business.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018. The condensed consolidated balance sheet data at December 31, 2017 were derived from the audited consolidated financial statements included in Sangamo’s Annual Report on Form 10-K for the year ended December 31, 2017, (the “2017 Annual Report”), as filed with the SEC. The accompanying condensed consolidated financial statements and related financial information should be read in conjunction with the audited financial statements and footnotes thereto for the year ended December 31, 2017, included in the 2017 Annual Report.

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

During the nine months ended September 30, 2018, revenues related to the hemophilia A collaboration agreement with Pfizer Inc. (“Pfizer”) and Kite Pharma, Inc. (“Kite”), a wholly-owned subsidiary of Gilead Sciences, Inc., represented 46% and 29%, respectively, of the Company’s total revenue. During the nine months ended September 30, 2017, revenues related to the Company’s hemophilia A collaboration agreement with Pfizer and the hemoglobinopathies agreement with Bioverativ, a Sanofi company (“Bioverativ”) represented 44% and 39%, respectively, of total revenue. Receivables from collaborations are typically unsecured and are concentrated in the biopharmaceutical industry. Accordingly, the Company may be exposed to credit risk generally associated with biopharmaceutical companies or specific to its collaboration agreements. To date, the Company has not experienced any losses related to these receivables.

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

Refer below for a summary of the amount by which each financial statement line item was affected by the impact of the cumulative adjustment and as compared with the guidance that was in effect prior to the adoption:

	Impact of Topic 606 Adoption on Condensed Consolidated Balance Sheet as of January 1, 2018
(in thousands)	As reported under Topic 606	Adjustments	Balances without adoption of Topic 606
Deferred revenue, current portion	$29,626	$1,281	$28,345
Deferred revenue, noncurrent portion	$26,846	$(2,398)	$29,244
Accumulated deficit	$(494,362)	$1,117	$(495,479)

	Impact of Topic 606 Adoption on Condensed Consolidated Balance Sheet as of September 30, 2018
(in thousands)	As reported under Topic 606	Adjustments	Balances without adoption of Topic 606
Deferred revenue, current portion	$51,094	$12,741	$63,835
Deferred revenue, noncurrent portion	$123,917	$(3,130)	$120,787
Accumulated deficit	$(544,032)	$(9,611)	$(553,643)

	Impact of Topic 606 Adoption on Condensed Consolidated Statement of Operations and Comprehensive Loss for the Three Months Ended September 30, 2018			Impact of Topic 606 Adoption on Condensed Consolidated Statement of Operations and Comprehensive Loss for the Nine Months Ended September 30, 2018
(in thousands)	As reported under Topic 606	Adjustments	Balances without adoption of Topic 606	As reported under Topic 606	Adjustments	Balances without adoption of Topic 606
Collaboration revenue	$23,538	$(4,461)	$19,077	$57,378	$(8,495)	$48,883
Net loss	$(12,843)	$(4,461)	$(17,304)	$(49,670)	$(8,495)	$(58,165)
Net loss per share - basic and diluted:	$(0.13)	$(0.04)	$(0.17)	$(0.52)	$(0.09)	$(0.61)

	Impact of Topic 606 Adoption on Condensed Consolidated Statement of Cash Flows for the Nine Months Ended September 30, 2018
(in thousands)	As reported under Topic 606	Adjustments	Balances without adoption of Topic 606
Net loss	$(49,670)	$(8,495)	$(58,165)
Changes in deferred revenue	$118,540	$8,495	$127,035

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (“Topic 230”). The Company adopted Topic 230 in the beginning of fiscal 2018, which requires the statement of cash flows to explain the change during the period relating to total cash, cash equivalents, and restricted cash. The Company adopted this standard using the retrospective transition method by restating its condensed consolidated statements of cash flows to include restricted cash of $3.5 million as of January 1, 2018 and $79.9 million in the ending cash, cash equivalents, and restricted cash balances for the nine months ended September 30, 2018. The restricted cash balance as of September 30, 2018 includes the letter of credit for $3.5 million established as a deposit for the Brisbane build-to-suit lease and $76.4 million to acquire the equity of TxCell S.A., a French société anonyme (“TxCell”). Net cash flows for the nine months ended September 30, 2017, changed as a result of including restricted cash with cash and cash equivalents when reconciling the beginning-of-period and end-of-period amounts presented on the statements of cash flows. Restricted cash was included in other current and other non-current assets on the Company's condensed consolidated balance sheets.

The following table provides a reconciliation of cash, cash equivalents, and restricted cash within the statement of financial position that sum to the total of the same amounts in the statement of cash flows:

	As of September 30,
(in thousands)	2018	2017
Cash and cash equivalents	$39,298	$29,894
Restricted cash included in other non-current assets	79,941	—
Total cash, cash equivalents, and restricted cash shown in the statements of cash flows	$119,239	$29,894

In August 2018, the SEC adopted amendments to certain disclosure requirements in Securities Act Release No. 33-10532, Disclosure Update and Simplification. These amendments eliminate, modify, or integrate into other SEC requirements certain disclosure rules. Among the amendments is the requirement to present an analysis of changes in stockholders’ equity in the interim financial statements included in quarterly reports on Form 10-Q. The analysis, which can be presented as a footnote or separate statement, is required for the current and comparative quarter and year-to-date interim periods. The amendments are effective for all filings made on or after November 5, 2018. In light of the anticipated timing of effectiveness of the amendments and expected proximity of effectiveness to the filing date for most filers’ quarterly reports, the SEC’s Division of Corporate Finance issued a Compliance and Disclosure Interpretation related to Exchange Act Forms, or CDI – Question 105.09, that provides transition guidance related to this disclosure requirement. CDI – Question 105.09 states that the SEC would not object if the filer’s first presentation of the changes in shareholders’ equity is included in its Form 10-Q for the quarter that begins after the effective date of the amendments. As such, the Company adopted these SEC amendments on November 5, 2018 and will present the analysis of changes in stockholders’ equity in its interim financial statements in its March 31, 2019 Form 10-Q. The Company does not anticipate that the adoption of these SEC amendments will have a material effect on the Company’s financial position, results of operations, cash flows or shareholders’ equity.

Not yet adopted

In February 2016 the FASB issued ASU 2016-02, Leases (“ASU 2016-02”). ASU 2016-02 amends a number of aspects of lease accounting, including requiring lessees to recognize almost all leases with a term greater than one year as a right-of-use asset and corresponding liability, measured at the present value of the lease payments. The guidance will become effective for the Company beginning in the first quarter of 2019 with early adoption permitted and will be adopted using a modified retrospective approach. The Company expects to adopt the new standard on January 1, 2019 and use the effective date as the date of initial application. Consequently, financial information will not be updated and the disclosures required under the new standard will not be provided for dates and periods before January 1, 2019.

The Company expects that this standard will have a material effect on the financial statements. While the Company continues to assess the various impacts of adoption, the most significant effects will primarily relate to (1) the recognition of a right-of-use assets and lease liabilities on the balance sheet for the Company’s existing operating leases; (2) the derecognition of existing assets and liabilities for sale-leaseback transactions arising from build-to-suit lease arrangements for which construction is complete and we are leasing the constructed asset that currently do not qualify for sale accounting; (3) the derecognition of existing assets and liabilities for certain assets under construction in build-to-suit lease arrangements that the Company will lease when construction is complete; and (4) providing significant new disclosures about leasing activities.

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

The fair value measurements of the Company’s cash equivalents and available-for-sale marketable securities are identified at the following levels within the fair value hierarchy (in thousands):

	September 30, 2018
	Fair Value Measurements
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents:
Money market funds	$18	$18	$—	$—
Total	18	18	—	—
Marketable securities:
Commercial paper securities	317,119	—	317,119	—
Corporate debt securities	83,579	—	83,579	—
U.S. government-sponsored entity debt securities	18,574	—	18,574	—
Total	419,272	—	419,272	—
Total cash equivalents and marketable securities	$419,290	$18	$419,272	—

	December 31, 2017
	Fair Value Measurements
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents:
Money market funds	$24,290	$24,290	$—	$—
Commercial paper securities	4,595	—	4,595	—
Total	28,885	24,290	4,595	—
Marketable securities:
Commercial paper securities	110,247	—	110,247	—
Corporate debt securities	75,755	—	75,755	—
U.S. government-sponsored entity debt securities	8,492	—	8,492	—
Total	194,494	—	194,494	—
Total cash equivalents and marketable securities	$223,379	$24,290	$199,089	—

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

The table below summarizes the Company’s investments (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	(Losses)	Fair Value
September 30, 2018
Cash equivalents:
Money market funds	$18	$—	$—	$18
Total	18	—	—	18
Available-for-sale securities:
Commercial paper securities	317,203	11	(95)	317,119
Corporate debt securities	83,684	—	(105)	83,579
U.S. government-sponsored entity debt securities	18,598	—	(24)	18,574
Total	419,485	11	(224)	419,272
Total cash equivalents and available-for-sale securities	$419,503	$11	$(224)	$419,290
December 31, 2017
Cash equivalents:
Money market funds	$24,290	$—	$—	$24,290
Commercial paper securities	4,595	—	—	4,595
Total	28,885	—	—	28,885
Available-for-sale securities:
Commercial paper securities	110,365	—	(118)	110,247
Corporate debt securities	75,886	—	(131)	75,755
U.S. government-sponsored entity debt securities	8,498	—	(6)	8,492
Total	194,749	—	(255)	194,494
Total cash equivalents and available-for-sale securities	$223,634	—	$(255)	$223,379

The Company had no material realized losses or other-than-temporary impairments of its investments for the nine months ended September 30, 2018 and 2017. As of September 30, 2018, all of the Company’s investments had maturity dates within one year.  The Company has the intent and ability to hold its investments for a period of time sufficient to allow for any anticipated recovery in market value.

NOTE 4—BASIC AND DILUTED NET LOSS PER SHARE

Basic net loss per share has been computed by dividing net loss by the weighted-average number of shares of common stock outstanding during the period. Diluted net loss per share is calculated by dividing net loss by the weighted-average number of shares of common stock and potential dilutive securities outstanding during the period.

The total number of shares subject to stock options and restricted stock units outstanding, which are all anti-dilutive, were excluded from consideration in the calculation of diluted net loss per share. Stock options and restricted stock units outstanding as of September 30, 2018 and 2017 were 8,770,775 and 9,581,024, respectively.

NOTE 5—MAJOR CUSTOMERS, PARTNERSHIPS AND STRATEGIC ALLIANCES

Collaboration Agreements

Kite Pharma, Inc.

In February 2018, the Company entered into a collaboration and license agreement with Kite, for the research, development and commercialization of potential engineered cell therapies for cancer. Kite will be responsible for all clinical development and commercialization of any resulting products. The Kite agreement became effective on April 5, 2018 when the waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and other customary closing conditions were completed.

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

The initial research term in the agreement is six years. Kite has an option to extend the research term of the agreement for up to two additional one-year periods for a separate upfront fee of $10.0 million per year. All contingent payments under the agreement, when earned, will be non-refundable and non-creditable. The transaction price of $185.9 million includes the upfront license fee of $150.0 million and $35.9 million estimated reimbursable service costs for identified research projects over the estimated performance period. Estimated fees for the presumed exercise of the research term extension options and all milestone amounts are fully constrained. As part of its evaluation of the constraint, the Company considered numerous factors, including the fact that achievement of the milestones at this time is uncertain and contingent upon future periods when the uncertainty related to the variable consideration is resolved. The Company will re-evaluate the transaction price, including the estimated variable consideration included in the transaction price and all constrained amounts, in each reporting period and as uncertain events are resolved or other changes in circumstances occur. None of the development and sales-based milestone payments have been included in transaction price.

Kite has the right to terminate this agreement, in its entirety or on a per licensed product or per candidate target basis, for any reason after a specified notice period.  Each party has the right to terminate this agreement on account of the other party’s bankruptcy or material, uncured breach.

The Company has identified the primary performance obligations within the Kite agreement as a license to the technology and on-going services. The Company concluded that the license is not discrete as it does not have stand-alone value to Kite apart from the services to be performed by the Company pursuant to the agreement. As a result, the Company recognizes revenue from the upfront payment on a straight-line basis through June 2024, the estimated period the Company will perform research services. The estimated period of performance and project cost is reviewed quarterly and adjusted, as needed, to reflect the Company’s current assumptions regarding the timing of its deliverables.  As of September 30, 2018, the Company had deferred revenue of $137.8 million related to this agreement.

Revenues recognized under the agreement for the three and nine months ended September 30, 2018 were as follows (in thousands):

	September 30, 2018
	Three Months Ended	Nine Months Ended
Revenue related to Kite Collaboration:
Recognition of upfront fee	$6,296	$12,249
Research services	2,732	4,295
Total	$9,028	$16,544

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

The Company has identified the performance obligations within the hemophilia A Pfizer agreement as a license to the technology and on-going services. The Company concluded that the license is not discrete as it does not have stand-alone value to Pfizer apart from the services to be performed by the Company pursuant to the agreement. As a result, the Company recognizes revenue from the upfront payment based on proportional performance through 2020, the estimated period the Company will perform research services. The estimated period of performance and project cost is reviewed quarterly and adjusted, as needed, to reflect the Company’s current assumptions regarding the timing of its deliverables.  As of September 30, 2018, the Company had deferred revenue of $21.5 million related to this agreement.

Revenues recognized under the agreement for the three and nine months ended September 30, 2018 and 2017 were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Revenue related to Pfizer Collaboration for SB-525:
Recognition of upfront fee	$10,421	$6,624	$26,262	$10,384

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

The Company has identified the performance obligations within this agreement as a license to the technology and on-going services. The Company concluded that the license is not discrete as it does not have stand-alone value to Pfizer apart from the services to be performed by the Company pursuant to the agreement. As a result, the Company recognizes revenue from the upfront payment based on proportional performance through March 31, 2019 the estimated period the Company will perform research services. The estimated period of performance and project cost is reviewed quarterly and adjusted, as needed, to reflect the Company’s current assumptions regarding the timing of its deliverables. As of September 30, 2018, the Company had deferred revenue of $10.5 million related to this agreement. During the three and nine months ended September 30, 2018 the Company recognized revenue of $0.4 million and $1.5 million, respectively, related to the upfront fee that was received upon entering into the agreement.

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

All contingent payments under the agreement, when earned, will be non-refundable and non-creditable. The transaction price of $75.7 million includes the upfront license fee of $20.0 million and $55.7 million estimated reimbursable service costs for identified research projects over the estimated performance period, as all milestone amounts are fully constrained. As part of its evaluation of the constraint, the Company considered numerous factors, including the fact that achievement of the milestones at this time is uncertain and contingent upon future periods when the uncertainty related to the variable consideration is resolved. The Company will re-evaluate the transaction price, including the estimated variable consideration included in the transaction price and all constrained amounts, in each reporting period and as uncertain events are resolved or other changes in circumstances occur. None of the clinical or regulatory milestones have been included in transaction price.

The Company has identified the performance obligations within this arrangement as a license to the technology and on-going research services activities. The Company concluded that the license is not discrete as it does not have stand-alone value to Bioverativ apart from the research services to be performed pursuant to the agreement. As a result, the Company recognizes revenue from the upfront payment based on proportional performance through 2022, the estimated period the Company will perform research services. The estimated period of performance and project cost is reviewed quarterly and adjusted, as needed, to reflect the Company’s current assumptions regarding the timing of its deliverables. As of September 30, 2018, the Company had deferred revenue of $5.1 million related to this agreement.

Revenues recognized under the agreement for the three and nine months ended September 30, 2018 and 2017 were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Revenue related to Bioverativ agreement:
Recognition of upfront fee	$1,094	$442	$3,432	$1,326
Research services	1,146	2,959	7,707	7,736
Total	$2,240	$3,401	$11,139	$9,062

California Institute for Regenerative Medicine

In May 2018, the California Institute for Regenerative Medicine (“CIRM”) granted a Strategic Partnership Award for $8.0 million to fund the clinical studies of a potentially curative ZFP Therapeutic for the treatment of beta-thalassemia based on the application of Sangamo’s ZFN genome editing technology. The grant exists through December 31, 2022 and provides matching funds to support the evaluate ST-400, a gene-edited cell therapy candidate for people with transfusion-dependent beta-thalassemia. As of September 30, 2018, the Company had received $1.7 million under the award.

Under the terms of the CIRM grants, the Company is obligated to pay royalties and licensing fees based on a low single digit royalty percentage on net sales of CIRM-funded product candidates or CIRM-funded technology. The Company has the option to decline any and all amounts awarded by CIRM and as an alternative to revenue sharing, the Company has the option to convert the award to a loan. No such election has been made as of the date of the issuance of these financial statements. In the event that the Company terminates a CIRM-funded clinical trial, it will be obligated to repay the remaining CIRM funds on hand, therefore as of September 30, 2018, the $1.7 million related to this award is recorded as a loan in other long-term liabilities on the accompanying consolidated balance sheet.

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

Revenues recognized under the agreement for the three and nine months ended September 30, 2018 and 2017 were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Revenue related to Shire agreement:
Recognition of upfront fee	$—	$1,166	$—	$2,333
Research services	—	6	—	116
Total	$—	$1,172	$—	$2,449

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

In addition, on December 22, 2017, the SEC staff issued Staff Accounting Bulletin No. 118 ("SAB 118") which provides guidance on accounting for the tax effects of the Tax Act. SAB 118 provides a measurement period that should not extend beyond one year from the Tax Act enactment date for companies to complete the accounting under Accounting Standards Codification 740, Income taxes for the year ended December 31, 2017.  In accordance with SAB 118, a company must reflect the income tax effects of those aspects of the Tax Act for which the accounting under ASC 740 is complete.  The Company is still within the measurement period as of September 30, 2018 and no further conclusions have been made, as the Company reviews the law change and the impact to the Company.

Due to the Company’s valuation allowance against its deferred tax assets, it does not expect that the provisions of the Tax Act will have a material impact on the Company’s financial position, results of operations, or income tax expense or benefit.

NOTE 7—STOCK-BASED COMPENSATION

The following table shows total stock-based compensation expense included in the condensed consolidated statements of operations for the three and nine months ended September 30, 2018 and 2017 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Research and development	$2,093	$1,331	$5,972	$3,766
General and administrative	1,717	888	4,402	3,203
Total stock-based compensation expense	$3,810	$2,219	$10,374	$6,969

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

The Company is deemed, for accounting purposes only, to be the owner of the entire project including the building shell, even though it is not the legal owner as a result of the cold shell condition of the building and involvement in the construction process. In connection with the Company’s accounting for this transaction, the Company capitalized the costs of construction as a build-to-suit property within property and equipment, net, and recognize a corresponding build-to-suit lease obligation, including interest. Fair value of the building was estimated at $20.9 million using comparable market prices per square foot for similar space for public real estate transactions in the surrounding area and is considered a Level 2 fair value measurement. As of September 30, 2018, $39.5 million was capitalized with a corresponding build-to-suit lease obligation recognized related to this lease for the building and construction costs.

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

In May 2017, the Company entered into an amended and restated sales agreement with Cowen and Company, LLC (“Cowen”) (the “ATM Facility”) pursuant to which the Company may offer and sell, in its sole discretion, shares of common stock having an aggregate offering price of up to $75.0 million through Cowen acting as the Company’s sales agent. Sales of the Company’s common stock, if any, will be made at market prices by any method that is deemed to be an “at the market offering” as defined in Rule 415 under the Securities Act of 1933, as amended. The Company has not sold any common stock under the ATM Facility. As of September 30, 2018, the full $75.0 million provided for under the ATM Facility remained available for sale, subject to certain conditions as specified in the agreement.

NOTE 10— SUBSEQUENT EVENTS

On July 20, 2018, the Company entered into a Share Purchase Agreement (the “SPA”) with certain shareholders (the “Sellers”) of TxCell, and the Company and TxCell entered into a Tender Offer Agreement (the “TOA”).  Pursuant to the SPA and the TOA, the Company expects to acquire 100% of the equity interests of TxCell for approximately €72 million, on a debt-free and cash-free basis.

On October 1, 2018, pursuant to the SPA, the Company purchased all of the ordinary shares of TxCell the “Ordinary Shares”) held by the Sellers for €2.58 per share in cash (such per share price being the “Offer Price” and such purchase being the “Block Transaction”).  The Sellers owned 13,519,036 Ordinary Shares, which represented approximately 53% of the share capital and voting rights of TxCell.  Subsequent to the completion of the Block Transaction, as of November 7, 2018, we owned approximately 80% of the share capital and voting rights of TxCell.

Promptly following the completion of the Block Transaction, the Company designated a number of directors on the board of directors of TxCell representing a majority of the TxCell board.

Pursuant to the TOA, on November 1, 2018, the Company, commenced a cash tender offer (the “Offer”) to acquire all of the Ordinary Shares of TxCell not held by the Company for the Offer Price. In addition, the Company has agreed to: (a) grant to certain employees (including certain members of management) of TxCell stock options to purchase approximately 150,000 shares of Company common stock, which will be granted under the Company’s existing 2018 Equity Incentive Plan, with standard vesting conditions; and (b) enter into arrangements with holders of 495,396 “free shares” of TxCell, pursuant to which the Company would purchase such shares from the holders thereof from time to time through mid-2021. The purchase price for each such free share will be based on the performance of the Company’s stock price from the announcement of the transactions contemplated by the SPA and TOA (at which time each free share was valued at €2.58 per share through the time of purchase (such that, for example, if the Company’s stock price doubles during that time period, the value of each free share would similarly double).

The Sellers and TxCell have made limited representations and warranties in the TOA as are customary for such an agreement governed under French law.  The TOA also contains customary termination rights.

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

Overview

We are a clinical stage biotechnology company focused on translating ground-breaking science into genomic therapies that transform patients’ lives using our platform technologies in genome editing, gene therapy, gene regulation and cell therapy.

We are a leader in the research and development of zinc finger proteins, or ZFPs, a naturally occurring class of proteins found in humans. We have used our knowledge and expertise to develop a proprietary technology platform in both genome editing and gene regulation. ZFPs can be engineered to make zinc finger nucleases, or ZFNs, proteins that can be used to specifically modify DNA sequences by adding or knocking out specific genes, or genome editing, and ZFP transcription factors, or ZFP TFs, proteins that can be used to increase or decrease gene expression, or gene regulation. In the process of developing this platform, we have accrued significant scientific, manufacturing and regulatory capabilities and know-how that are generally applicable in the broader field of gene therapy and have capitalized this knowledge into a conventional gene therapy platform.

With the acquisition of Tx Cell S.A., or TxCell, we are now also focused on the development of platforms for innovative, personalized T-cell immunotherapies for the treatment of severe inflammatory and autoimmune diseases with high unmet medical need. Through our subsidiary, TxCell, we believe we will accelerate our entry in to the clinic with a CAR-Treg (which is a regulatory T cell, or Treg, genetically modified with a chimeric antigen receptor, or CAR) therapy. We are targeting solid organ transplantation as well as a range of autoimmune diseases, such as multiple sclerosis, rheumatoid arthritis, inflammatory bowel diseases or inflammatory skin diseases. In addition, we intend to use our ZFN gene editing technology to potentially develop next-generation autologous and allogeneic CAR-Treg cell therapies for use in treating autoimmune diseases.

Our strategy is to maximize the value and therapeutic use of our technology platforms. In certain therapeutic areas we intend to capture the value of our proprietary genome editing and gene therapy products by forward integrating into manufacturing, development and commercial operations. In other therapeutic areas we intend to partner with biopharmaceutical companies to develop products.

We have an ongoing Phase 1/2 clinical trial evaluating SB-525, a gene therapy for the treatment of hemophilia A, a bleeding disorder. We also have ongoing Phase 1/2 clinical trials evaluating three product candidates using our proprietary in vivo genome editing approach: SB-FIX for the treatment of hemophilia B, a bleeding disorder; SB-318, for the treatment of Mucopolysaccharidosis Type I, or MPS I; and SB-913 for the treatment of Mucopolysaccharidosis Type II, or MPS II. MPS I and MPS II are rare lysosomal storage disorders, or LSDs. We also have an ongoing Phase1/2 clinical trial evaluating ST-400, developed using our proprietary ZFN-mediated ex vivo cell therapy platform, for the treatment of beta-thalassemia, a blood disorder. We also plan to initiate a Phase 1/2 clinical trial of for TxCell’s first CAR-Treg investigational product candidate for solid organ transplant, or TX 200, in 2019.

In August 2018, we announced positive preliminary data from the Phase 1/2 clinical trial evaluating SB-525, a cDNA gene therapy candidate for hemophilia A, or the Alta study. SB-525 is being developed as part of a global collaboration between us and Pfizer Inc. for the development and commercialization of potential gene therapy programs for hemophilia A. In October 2018, the independent safety monitoring committee, or SMC, of the Phase 1/2 Alta Study evaluating SB-525 for hemophilia A reviewed accumulated safety and efficacy data from the six patients enrolled in three dose cohorts. As of that review, SB-525 exhibited dose dependent efficacy on serum factor levels and was generally well-tolerated with no treatment-related serious adverse events and no use of tapering courses of oral steroids. The SMC recommended that the study continue with escalation to an additional dose. We plan to present safety and efficacy data from the Alta Study after dose escalation is complete and the clinical trial has progressed to the cohort expansion phase.

In October 2018, the SMC reviewed accumulated safety and efficacy data from both the EMPOWERS Study and the CHAMPIONS Study.  In accordance with the recommendation of the SMC, the second patient enrolled in the EMPOWERS Study received the 5e13 vg/kg dose, or the highest dose.

We also announced in September 2018 preliminary safety and efficacy data from the Phase 1/2 clinical trial evaluating SB-913 for the treatment of MPS II, or the CHAMPIONS Study. In cohort 2 of the CHAMPIONS study, at 16 weeks post-dosing, mean reductions were observed in total urinary glycosaminoglycans, or GAGs (which is a key biomarker of MPS II disease pathophysiology), dermatan sulfate, and heparan sulfate of 51%, 32%, and 61%, respectively. Due to the sensitivity of the current assay we are utilizing to measure plasma iduronate-2-sulfatase, or IDS, enzyme levels, we were unable to detect IDS in any of the patients over the 16 weeks following treatment with SB-913. In October, the independent SMC of the CHAMPIONS Study reviewed accumulated safety and efficacy data from all three cohorts and made the following three recommendations: 1) proceed to the cohort expansion phase of the clinical trial with the dose used at the third dose cohort (5e13 vg/kg); 2) initiate screening and enrollment of adolescent subjects (12 to 17 years of age); and 3) initiate the withdrawal of enzyme replacement therapy, or ERT, when appropriate.

In addition, we have proprietary preclinical and discovery stage programs in other LSDs, hematological disorders and monogenic diseases, including certain central nervous system, or CNS, disorders, cancer immunotherapy, immunology and infectious disease.

In October 2018, we completed the acquisition of approximately 53% of the outstanding share capital and voting rights of TxCell for approximately €34.9 million pursuant to a July 2018 Share Purchase Agreement with TxCell and certain of its shareholders, or the SPA. We refer to this purchase as the Block Transaction. Following our acquisition of control of TxCell, TxCell operates as our subsidiary. Subsequent to the completion of the Block Transaction, as of November 7, 2018, we owned approximately 80% of the share capital and voting rights of TxCell. We recently initiated a simplified cash tender offer to acquire the remaining ordinary shares of TxCell at a price of €2.58 per share, the same price per share paid in the Block Transaction as contemplated by the July 2018 Tender Offer Agreement between Sangamo and TxCell, or the TOA. We expect to close the tender offer late in fourth quarter of 2018.  If we successfully acquire at least 95% of the outstanding ordinary shares of TxCell, we will launch a squeeze out procedure to acquire any remaining TxCell ordinary shares.  Following the expected squeeze out procedure, we plan to delist TxCell from Euronext Paris.  For more information relating to the acquisition of TxCell, or the TxCell Acquisition, see Note 10 to our consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q.

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

We have a substantial intellectual property position in the genome editing field including the design, selection, composition and use of engineered ZFPs to support our research and development activities. With the TxCell Acquisition, we also have gained an intellectual property position in the Treg and CAR-Treg fields. As of September 30, 2018, we either owned outright or have exclusively licensed the commercial rights to over 904 patents issued in the United States and foreign jurisdictions, and over 702 patent applications pending worldwide. We continue to license and file new patent applications that strengthen our core and accessory patent portfolio. We believe that our intellectual property position is a critical element in our ability to research, develop and commercialize products and services based on genome editing, gene therapy, gene regulation and cell therapy.

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

Results of Operations

Three and nine months ended September 30, 2018 and 2017

Revenues

	Three Months Ended September 30,				Nine Months Ended September 30,
	(in thousands, except percentage values)				(in thousands, except percentage values)
	2018	2017	Change	%	2018	2017	Change	%

Revenues:
Collaboration agreements	$23,538	$11,759	$11,779	100%	$57,378	$23,042	$34,336	149%
Research grants	24	53	(29)	(55%)	237	448	(211)	(47%)
Total revenues	$23,562	$11,812	$11,750	99%	$57,615	$23,490	$34,125	145%

Total revenues consisted of revenues from collaboration agreements and research grants. We anticipate revenues over the next several years will be derived primarily from our collaboration agreements with Kite, Pfizer and Bioverativ as we continue to recognize in revenues upfront payments received under such agreements over time.

The increase in revenues from our collaboration agreements for the three months ended September 30, 2018 were primarily due to $9.0 million in revenues related to the Kite agreement, which took effect in April 2018 and $3.8 million in revenues related to the hemophilia A Pfizer agreement, partially offset by a decrease of $1.2 million in revenue related to our agreement with Shire International GmbH, formerly Shire AG, or Shire, as we recognized the remaining deferred revenue under such agreement in December 2017, and $1.2 million in revenues related to our agreement with Bioverativ. Revenues from Kite included $6.3 million related to partial recognition of an upfront license fee of $150.0 million and $2.7 million from research services. The revenues from Pfizer reflect the partial recognition of an upfront fee of $70.0 million under the hemophilia A Pfizer agreement and upfront fee of $12.0 million under the C9ORF72 Pfizer agreement. Revenues from Bioverativ included $1.1 million related to partial recognition of an upfront license fee of $20.0 million and $1.1 million from research services. Research grant revenues were approximately $0.0 million and $0.1 million for the three months ended September 30, 2018 and 2017, respectively.

The increase in revenues from our collaboration agreements for the nine months ended September 30, 2018 was primarily attributable to $16.5 million in revenues related to our agreement with Kite, $15.9 million in revenues related to the hemophilia A Pfizer Agreement, $2.0 million in revenues related to our agreement with Bioverativ, and $1.5 million in revenues related to the C9ORF72 Pfizer agreement, partially offset by a decrease of $2.4 million in revenue from our agreement with Shire. Research grant revenues were approximately $0.2 million and $0.4 million for the nine months ended September 30, 2018 and 2017, respectively.

Operating Expenses

	Three Months Ended September 30,				Nine Months Ended September 30,
	(in thousands, except percentage values)				(in thousands, except percentage values)
	2018	2017	Change	%	2018	2017	Change	%

Operating expenses:
Research and development	$28,810	$18,425	$10,385	56%	$81,612	$46,351	$35,261	76%
General and administrative	10,993	6,422	4,571	71%	32,381	19,734	12,647	64%
Total expenses	$39,803	$24,847	$14,956	60%	$113,993	$66,085	$47,908	72%

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

The increase of $10.4 million in research and development expenses for the three months ended September 30, 2018 was primarily due to increases of $4.6 million in manufacturing and clinical trial expenses as our programs move further into the clinic. A portion of the increase was also due to $3.0 million in salaries and benefits expense, $1.0 million in lab supply expense, $0.8 million in research and pre-clinical expense, and $0.8 million in stock-based compensation expense. The increases were primarily due to the growth of our business to support the continued advancement of our product candidates into clinical trials.

The increase of $35.3 million in research and development expenses for the nine months ended September 30, 2018 was primarily due to increases of $16.9 million in manufacturing and research expenses as our programs move further into the clinic, $7.8 million in salaries and benefits expense, $3.4 million in research and pre-clinical expense, $2.8 million in lab supply expense, $2.2 million in stock-based compensation expense, $1.3 million in facility expense, and $0.5 million in consultant expense. The increases were primarily due to the growth of our business to support the continued advancement of our product candidates into clinical trials.

General and Administrative Expenses

The increase of $4.6 million in general and administrative expenses for the three months ended September 30, 2018 was primarily due to increases of $1.3 million in legal expense, $1.1 million in salaries and benefits expense, $0.8 million in stock-based compensation expense, $0.7 million in consultant expense, and $0.6 million in facility expense. The increases were primarily due to the growth of our business to support the continued advancement of our product candidates into clinical trials.

The increase of $12.6 million in general and administrative expenses for the nine months ended September 30, 2018 was primarily due to increases of $3.4 million in salaries and benefits expense, $3.2 million in consultant expense, $1.6 million in legal expense, $1.4 million in facility expense, $1.2 million in stock-based compensation expense, $0.5 million in audit expense, and $0.3 million in travel expense.

Interest and other income, net

The increase of $2.7 million and $5.6 million in interest and other income, net, for the three and nine months ended September 30, 2018 and 2017, respectively, were primarily due a transition from government securities to corporate securities.

Liquidity and Capital Resources

Liquidity

Since inception, we have incurred significant net losses and we have funded our operations primarily through the issuance of equity securities, payments from corporate collaborators and strategic partners, and research grants.

As of September 30, 2018, we had cash, cash equivalents, marketable securities and interest receivable, totaling $459.3 million, excluding restricted cash, compared to $244.6 million as of December 31, 2017, with the increase primarily attributable to $215.8 million net proceeds from our April 2018 issuance of common stock and $150.0 million from our February 2018 collaboration and license agreement with Kite, which became effective in April 2018.

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

In October 2018, we closed the Block Transaction of the TxCell Acquisition, acquiring 53% of the ordinary shares of TxCell, and recently launched a cash tender offer as contemplated by the TOA. In the TxCell Acquisition, we expect to acquire 100% of the equity interests of TxCell for approximately €72 million, on a debt-free and cash-free basis.  See “—Overview” above for further discussion of the TxCell Acquisition.

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

In May 2017, we entered into an amended and restated sales agreement with Cowen and Company, LLC pursuant to which we may offer and sell, in our sole discretion, shares of common stock having an aggregate offering price of up to $75.0 million through Cowen acting as our sales agent.  Sales of our common stock, if any, will be made at market prices by any method that is deemed to be an “at the market offering” as defined in Rule 415 under the Securities Act of 1933, as amended. As of September 30, 2018, the full $75.0 million provided for under the sales agreement remained available for sale, subject to certain conditions as specified in the agreement.

Cash Flows

Operating activities. Net cash provided by operating activities was $76.7 million for the nine months ended September 30, 2018, primarily reflecting the increase in deferred revenue due to the $150.0 million upfront license payment from Kite, and stock-based compensation for the period offset by the net loss and increase in other assets. Net cash provided by operating activities for the nine months ended September 30, 2017 primarily reflected increases in deferred revenue as a result of the hemophilia A Pfizer Agreement, accrued liabilities, and stock-based compensation for the period offset by the net loss and decrease in prepaid assets.

Investing activities. Net cash used in investing activities for the nine months ended September 30, 2018 and 2017, was $240.9 million and $105.4 million, respectively. Cash flows from investing activities for both periods primarily related to purchases and maturities of investments.

Financing activities. Net cash provided by financing activities for the nine months ended September 30, 2018 was $230.1 million primarily related to our April 2018 underwritten public offering of our common stock, which generated net proceeds of approximately $215.8 million, with the remainder primarily related to the $14.5 million from the issuance of common stock upon exercise of stock options. Net cash provided by financing activities for the nine months ended September 30, 2017 was $85.2 million primarily related to the completion of our June 2017 underwritten public offering of our common stock, which generated net proceeds of approximately $78.1 million.

Operating Capital and Capital Expenditure Requirements

We anticipate continuing to incur operating losses for at least the next several years. We plan to finance operations with available cash resources, collaborations and strategic partnerships, research grants and from the issuance of equity or debt securities. We believe that our available cash, cash equivalents, marketable securities and interest receivable as of September 30, 2018, along with expected revenues from collaborations, strategic partnerships and research grants, will be adequate to fund our operations at least through the next twelve months. However, we will need to raise substantial additional capital to fund the development, manufacturing and potential commercialization of our product candidates. We regularly consider fund raising opportunities and may decide, from time to time, to raise capital based on various factors, including market conditions and our plans of operation. Additional capital may not be available on terms acceptable to us, or at all. If adequate funds are not available, or if the terms of potential funding sources are unfavorable, our business and our ability to develop our technology and our gene therapy products would be harmed. Furthermore, any sales of additional equity securities may result in dilution to our stockholders, and any debt financing may include covenants that restrict our business.

Our future capital requirements will depend on many factors and include, but are not limited to the following:

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

Contractual Obligations and Commercial Commitments

Our future minimum contractual commitments were reported in our 2017 Annual Report and there have been no material changes outside the ordinary course of business in the previously disclosed contractual commitments during the nine months ended September 30, 2018.  See “—Overview” above and Note 10 to our consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q for a discussion of the TxCell Acquisition, which increased our contractual commitments in July 2018.

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

The securities in our investment portfolio are not leveraged, are classified as available-for-sale and are, due to their short-term nature, subject to minimal interest rate risk. Our investments currently consist of U.S. Treasury securities, U.S. government-sponsored enterprise securities and corporate notes. Our investment policy, approved by our Board of Directors, limits the amount we may invest in any one type of investment issuer, thereby reducing credit risk concentrations. All investments have a fixed interest rate and are carried at market value, which approximates cost. We do not use derivative financial instruments in our investment portfolio. We do not believe that a change in interest rates would have a material negative impact on the value of our investment portfolio.  Our market risks at September 30, 2018 have not changed materially from those discussed in Item 7A of our 2017 Annual Report.

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

Under the supervision of our principal executive officer and principal financial officer, we evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of September 30, 2018. Based on that evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

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

Change in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during the three months ended September 30, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We are not party to any material pending legal proceedings. From time to time, we may be involved in legal proceedings arising in the ordinary course of business.

ITEM 1A.	RISK FACTORS

An investment in our common stock involves significant risk. You should carefully consider the information described in the following risk factors, together with the other information contained herein and in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 1, 2018, including our consolidated financial statements and related notes, before making an investment decision regarding our common stock. If any of the events described in the following risk factors occurs, our business, operating results and financial condition could be seriously harmed.  Unless otherwise indicated or the context suggests otherwise, references in this Quarterly Report on Form 10-Q to “Sangamo,” “we,” “us,” and “our” refer to Sangamo Therapeutics, Inc. and our consolidated subsidiaries, including TxCell S.A.

Risks Relating to Development, Commercialization and Regulatory Approval of our Products and Technology

Our success depends substantially on the results of clinical trials of our lead therapeutic programs, and we may not be able to demonstrate safety and efficacy of our product candidates.

We do not have any products that have gained regulatory approval. Our failure to enroll sufficient patients to conduct the trials, demonstrate safety or obtain positive clinical trial results, or our inability to meet the expected timeline of clinical trials or release of data for these programs, would have a material adverse effect on our business operations and financial conditions, which may cause a significant decline in our stock price.

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

We have ongoing Phase 1/2 clinical trials evaluating product candidates for the treatment of hemophilia A (SB-525), hemophilia B (SB-FIX), MPS I (SB-318), MPS II (SB-913), and beta-thalassemia (ST-400).  We also plan to initiate a Phase 1/2 clinical trial of TxCell’s first CAR-Treg (which is a regulatory T cell, or Treg, genetically modified with a chimeric antigen receptor, or CAR) investigational product candidate for solid organ transplant, or TX200, in 2019.

Even if we are able to complete our Phase 1/2 clinical trials for these programs successfully, we will be required to conduct additional clinical trials with larger patient populations, before obtaining the necessary regulatory approval to commercialize any products, which involves significantly greater resources, commitments and expertise. We also have limited experience in conducting later stage clinical trials and may not possess the necessary resources and expertise to complete such trials. Therefore, we may be required to scale up our operations and enter into collaborative relationships with pharmaceutical companies that could assume responsibility for late-stage development and commercialization. In this regard, while we have entered into collaborative agreements to provide funding and assistance in the development of certain product candidates through the clinical trial process, there is no guarantee that we will be able to enter into future collaborative relationships with third parties that can provide us with the funding and expertise for later stage trials. In addition, there is no guarantee that any positive results achieved in our Phase 1/2 clinical trials will be indicative of long-term efficacy and safety in later stage clinical trials. If a larger patient population does not demonstrate an acceptable safety and efficacy profile, or if any positive results in our Phase 1/2 clinical trials are not reproducible, our products may not receive approval from the FDA or foreign regulatory authorities, which could have a material adverse effect on our business that would cause our stock price to decline significantly.

In addition, we have not yet reached agreement with regulatory authorities on the development pathway for our product candidates. As a result, we have not yet determined what endpoints would support approval for certain of our programs. Due to the novelty of certain programs, such as SB-318 and SB-913, the endpoints needed to support regulatory approvals may be different than originally anticipated.  For example, in order to support regulatory approval for SB-318 and SB-913, we may be required to detect certain levels of enzymes in patients. In this regard, in September 2018, we announced preliminary safety and efficacy data from the Phase 1/2 clinical trial evaluating SB-913, or the CHAMPIONS study. In cohort 2 of the CHAMPIONS study, at 16 weeks post-dosing, mean reductions were observed in total urinary glycosaminoglycans, or GAGs (which is a key biomarker of MPS II disease pathophysiology), dermatan sulfate, and heparan sulfate of 51%, 32%, and 61%, respectively. Due to the sensitivity of the current assay we are utilizing to measure plasma iduronate-2-sulfatase, or IDS, enzyme levels, we were unable to detect IDS in any of the patients over the 16 weeks following treatment with SB-913.  While we are currently developing a more sensitive assay to detect IDS at lower levels, there can be no guarantee that we will be able to develop such an assay nor that we may, in the future, be able to detect IDS in patients or otherwise show direct evidence of efficacy or gene editing, which may delay or preclude any regulatory approvals for SB-913.

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

Success in preclinical studies or early clinical trials may not be indicative of results obtained in later trials. Likewise, preliminary data from clinical trials should be considered carefully and with caution since the final data may be materially different from the preliminary data, particularly as more patient data become available.

Results from preclinical studies or previous clinical trials are not necessarily predictive of future clinical trial results, and interim results of a clinical trial are not necessarily indicative of final results. Our product candidates may fail to show the desired safety and efficacy in clinical development despite demonstrating positive results in preclinical studies or having successfully advanced through initial clinical trials or preliminary stages of clinical trials. In addition, from time to time, we have and may in the future publish or report interim or preliminary data from our clinical trials, such as the preliminary data we recently announced from the CHAMPIONS study and the Phase 1/2 clinical trial evaluating SB-525, or the Alta study. Interim or preliminary data from clinical trials that we may conduct may not be indicative of the final results of the trial and are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and/or more patient data become available. Interim or preliminary data also remain subject to audit and verification procedures that may result in the final data being materially different from the interim or preliminary data. As a result, interim or preliminary data should be considered carefully and with caution until the final data are available.

We have ongoing Phase 1/2 clinical trials evaluating product candidates for the treatment of hemophilia A (SB-525), hemophilia B (SB-FIX), MPS I (SB-318), MPS II (SB-913), and beta-thalassemia (ST-400), and there is no guarantee that we can achieve positive final safety and efficacy results in our Phase 1/2 clinical trials for these product candidates. Furthermore, these programs (other than TX200 that we acquired through the TxCell Acquisition) are novel in-vivo gene therapy or genome editing therapies that utilize adeno-associated viral, or AAV, vector to deliver therapeutic levels of zinc finger nuclease, or ZFN, into the patient’s blood stream. The AAV delivery system has not been validated in human clinical trials previously, and if such delivery system does not meet the safety criteria or cannot produce the desirable efficacy results we expect, we may be forced to suspend or terminate the affected program.

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

Our potential products are subject to a lengthy and uncertain regulatory approval process in each jurisdiction where approval is sought.

A regulatory authority such as the FDA or the European Medicines Agency, or EMA, must approve any human therapeutic product before it can be marketed in such jurisdiction. The process for receiving regulatory approval is long and uncertain, and a potential product may not withstand the rigors of testing under the regulatory approval processes.

Before commencing clinical trials in humans, we must submit an Investigational New Drug application, or IND, to the FDA.  Certain countries outside of the United States have a similar process that requires the submission of a clinical trial application much like the IND prior to the commencement of human clinical trials. In the European Union, for example, a clinical trial authorization application, or CTA, must be submitted for each clinical protocol to each country’s national health authority and an independent ethics committee. Only after an IND becomes effective and/or the applicable CTA has been accepted may clinical trials begin. While we have stated our intention to submit additional IND and CTA applications in the future, this is only a statement of intent, and we may not be able to do so because the associated product candidates may not meet the necessary preclinical requirements. In addition, there can be no assurance that, once submitted, an IND or CTA will result in the actual initiation of clinical trials or that we will be able to meet our targeted timeline for the initiation of clinical trials. Clinical trials are subject to oversight by institutional review boards, or IRBs, and the applicable regulatory authority. In addition, our proposed clinical studies in the United States may require review from the Recombinant DNA Advisory Committee, or RAC, which is the advisory board to the NIH focusing on clinical trials involving gene transfer.

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

•may require large numbers of test subjects; and

•may be suspended by a commercial partner, the FDA, applicable foreign regulatory authorities or us at any time if it is believed that the subjects participating in these trials are being exposed to unacceptable health risks or if the FDA or applicable foreign regulatory authorities find deficiencies in our INDs or their foreign equivalents or the conduct of these trials.

If we are not able to obtain the necessary regulatory approval to commercialize our products or if such approval is delayed or suspended, it would have a material adverse effect on our business operations and trading price of our common stock.

We may encounter difficulties that may delay, suspend or scale back our efforts to advance additional early research programs through preclinical development, IND and foreign equivalent submissions and into clinical development.

We intend to advance early research programs through preclinical development and to submit new INDs, CTAs and equivalent filings in foreign regulatory jurisdictions necessary to commence and conduct human clinical trials evaluating the preclinical candidates in our pipeline. The preparation and submission of INDs and their foreign equivalents requires us to conduct rigorous and time-consuming preclinical testing, studies, and prepare documentation relating to, among other things, the toxicity, safety, manufacturing, chemistry and clinical protocol of our product candidates. We may experience unforeseen difficulties that could delay or otherwise prevent us from executing this strategy successfully. For example, we may encounter problems in the manufacturing of our products and fail to demonstrate consistency in the formulation of the drug. Our preclinical tests may produce negative or inconclusive results, which may lead us to decide, or regulators may require us, to conduct additional preclinical testing. If we cannot obtain positive results in preclinical testing, we may decide to abandon the projects altogether. In addition, our ability to complete and submit certain IND applications and foreign equivalent filings depends on the support of our partners and the timely performance of their obligations under relevant collaboration agreements. If our partners are not able to perform such obligations or if they choose to slow down or delay the progress, we may not be able to prepare and submit the intended INDs or their foreign equivalents on a timely basis or at all. Furthermore, the submission of several INDs and their foreign equivalents involves significant cost and labor, and we may not have sufficient resources and personnel to complete the filing of all intended INDs and their foreign equivalents, which may force us to scale back the number of INDs and their foreign equivalents or forego potential INDs and foreign equivalents that we believe are promising. Any delay, suspension or reduction of our efforts to pursue our preclinical and IND strategy could have a material adverse effect on our business and cause our stock price to decline.

We may not successfully identify, acquire, develop or commercialize new potential product candidates.

Part of our business strategy is to expand our product candidate pipeline by identifying and validating new product candidates, which we may develop ourselves, in-license or otherwise acquire from others. For example, through our acquisition of TxCell, or the TxCell Acquisition, we recently acquired the rights among others to TxCell’s first CAR-Treg product candidate, TX200, and its CAR-Treg technology and know-how. In this regard, we intend to use our ZFN gene editing technology to potentially develop next-generation autologous and allogeneic CAR-Treg cell therapies for use in treating autoimmune diseases, and expect that the TxCell Acquisition will accelerate our entry into the clinic with a CAR-Treg therapy. However, we are new to the field of immunology and to the use of CARs with Tregs, and we may not be successful at developing a CAR-Treg therapy that can be used in patients. Moreover, we may not achieve the expected accelerated development timeline. If we are unable to successfully develop and obtain regulatory approval for TX200 or other CAR-Treg therapies and effectively commercialize them, or if we are unable to achieve the expected accelerated development timeline, we may not realize the anticipated benefits from the TxCell Acquisition, resulting in possible impairments or other charges or losses which may materially and adversely affect our results of operations and financial condition.

In addition, in the event that our existing product candidates do not receive regulatory approval or are not successfully commercialized, then the success of our business will depend on our ability to continue to expand our product pipeline through in-licensing or other acquisitions. We may be unable to identify relevant product candidates. If we do identify such product candidates, we may be unable to reach acceptable terms with any third party from which we desire to in-license or acquire them. Even if we are able to successfully identify and acquire such product candidates, we may not be able to successfully manage the risks associated with integrating acquired or in-licensed product candidates or technologies or the risks arising from anticipated and unanticipated problems in connection with an acquisition or in-licensing transaction. Further, while we seek to mitigate risks and liabilities of potential acquisitions and in-licensing transactions through, among other things, due diligence, there may be risks and liabilities that such due diligence efforts fail to discover, that are not disclosed to us, or that we inadequately assess. Any failure in identifying and managing these risks and uncertainties effectively, including in connection with the TxCell Acquisition, would have a material adverse effect on our business. Additionally, we may not realize the anticipated benefits of such transactions for a variety of reasons, including the possibility that acquired product candidates, such as TX200, prove not to be safe or effective in clinical trials, the integration of an acquired product candidate, technology or business gives rise to unforeseen difficulties and expenditures, or that the expected benefits will not otherwise be realized or will not be realized within the expected timeframe.

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

Identifying and qualifying patients to participate in clinical trials of our product candidates is critical to our success. The timing of our clinical trials depends on our ability to recruit patients to participate as well as completion of required follow-up periods. For example, hemophilia trials often take longer to enroll due to the availability of existing treatments. We have been unable to enroll a patient in our hemophilia B clinical trial. In addition, we have only recently begun to enroll patients into the Phase 1/2 clinical trials evaluating SB-318 for the treatment of MPS I and ST-400 for the treatment of beta-thalassemia.  If we are not able to enroll the necessary number of patients in a timely manner, we may not be able to complete the clinical trial. We may face similar challenges or delays in our other or potential future clinical trials. If patients are unwilling to participate in our gene therapy studies because of negative publicity from adverse events related to the biotechnology or gene therapy fields, competitive clinical trials for similar patient populations or for other reasons, the timeline for recruiting patients, conducting studies and obtaining regulatory approval of our product candidates may be delayed. These delays could result in increased costs, delays in advancing our product candidates, delays in testing the effectiveness of our product candidates or termination of the clinical trials altogether.

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

Our current product candidates are being developed to treat rare conditions. We may not be able to initiate or continue clinical trials if we cannot enroll a sufficient number of eligible patients to participate in the clinical trials required by regulatory authorities. We may need to expand the conduct of our clinical trials to foreign countries so that we may be better able to access and enroll subjects. Our ability to successfully initiate, enroll and complete a clinical trial in any foreign country is subject to numerous risks unique to conducting business in foreign countries, including:

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

During the conduct of clinical trials, patients report changes in their health, including illnesses, injuries and discomforts, to their study doctor. Often, it is not possible to determine whether or not the product candidate being studied caused these conditions, particularly as many of the diseases we are studying have complex comorbidities. If clinical experience indicates that our product candidates have side effects or cause serious or life-threatening side effects, the development of the product candidate may fail or be delayed, or, if the product candidate has received regulatory approval, such approval may be revoked, which would severely harm our business, prospects, operating results and financial condition.

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

Under typical partnering agreements, we would expect to receive revenue for the research and development of our product candidates based on achievement of specific milestones, as well as royalties based on a percentage of sales of the commercialized products. Achieving these milestones will depend, in part, on the efforts of our partner as well as our own. If we, or any partner, fail to meet specific milestones, then the partnership may be terminated, which could reduce our revenues. For more information on risks relating to our third-party collaborative agreements, see “Risks Relating to our Relationships with Collaborators and Strategic Partners.”

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

Our technology involves a relatively new approach to gene regulation and genome editing. Although we have generated ZFPs for thousands of gene sequences, we have not created ZFPs for all gene sequences and may not be able do so, which could limit the usefulness of our technology. In addition, while we have demonstrated the function of engineered ZFNs and ZFP transcription factors, or ZFP TFs, in mammalian cells, yeast, insects, plants and animals, we have not yet demonstrated clinical efficacy of this technology in a controlled clinical trial in humans, and the failure to do so could restrict or preclude our ability to develop commercially viable products. If we, and our collaborators or strategic partners, are unable to extend our results to new commercially important genes, experimental animal models, and human clinical studies, we may be unable to use our technology in all its intended applications.

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

•the availability of coverage and adequate reimbursement and  the willingness of patients to pay out-of-pocket in the absence of coverage or inadequacy of reimbursement by third-party payors and government authorities;

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

There may be significant delays in obtaining coverage and reimbursement for newly approved drugs, and coverage may be more limited than the purposes for which the drug is approved by the FDA or comparable foreign regulatory authorities. Moreover, eligibility for coverage and reimbursement does not imply that any drug will be paid for in all cases or at a rate that covers our costs, including research, development, manufacture, sale and distribution. Interim reimbursement levels for new drugs, if applicable, may also not be sufficient to cover our costs and may only be temporary. Reimbursement rates may vary according to the use of the drug and the clinical setting in which it is used, may be based on reimbursement levels already set for lower cost drugs and may be incorporated into existing payments for other services. Net prices for drugs may be reduced by mandatory discounts or rebates required by government healthcare programs or private payors and by any future relaxation of laws that presently restrict imports of drugs from countries where they may be sold at lower prices than in the United States. Third-party payors in the United States often rely upon Medicare coverage policy and payment limitations in setting their own reimbursement policies, but also have their own methods and approval process apart from Medicare determinations. Our inability to promptly obtain coverage and profitable reimbursement rates from both government-funded and private payors for any approved products that we develop could have a material adverse effect on our operating results, our ability to raise capital needed to commercialize products and our overall financial condition.

Recently enacted and future legislation, including potentially unfavorable pricing regulations or other healthcare reform initiatives, may increase the difficulty and cost for us to obtain regulatory approval of and commercialize our product candidates and affect the prices we may obtain.

The regulations that govern, among other things, regulatory approvals, coverage, pricing and reimbursement for new drug products vary widely from country to country. In the United States and some foreign jurisdictions, there have been a number of legislative and regulatory changes and proposed changes regarding the healthcare system that could prevent or delay regulatory approval of our product candidates, restrict or regulate post-approval activities and affect our ability to successfully sell any product candidates for which we obtain regulatory approval. In particular, in March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, collectively, the Affordable Care Act, was enacted, which substantially changes the way healthcare is financed by both governmental and private insurers, and significantly impacts the U.S. pharmaceutical industry. The Affordable Care Act and its implementing regulations, among other things, addressed a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for certain drugs and biologics, including products similar to our product candidates, that are inhaled, infused, instilled, implanted or injected, increased the minimum Medicaid rebates owed by manufacturers under the Medicaid Drug Rebate Program, extended the Medicaid Drug Rebate Program to utilization of prescriptions of individuals enrolled in Medicaid managed care organizations, subjected manufacturers to new annual fees and taxes for certain branded prescription drugs, created a new Patient Centered Outcomes Research Institute, which provides incentives to programs that increase the federal government’s comparative effectiveness research, established a new Medicare Part D coverage gap discount program, in which manufacturers must agree to offer 50% (and 70% commencing January 1, 2019) point-of-sale discounts off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer’s outpatient drugs to be covered under Medicare Part D, and created a licensure framework for follow-on biologic products.

Some of the provisions of the Affordable Care Act have yet to be fully implemented, and there have been legal and political challenges to certain aspects of the Affordable Care Act. Since January 2017, President Trump has signed two executive orders and other directives designed to delay, circumvent, or loosen certain requirements mandated by the Affordable Care Act. Concurrently, Congress has considered legislation that would repeal or repeal and replace all or part of the Affordable Care Act. While Congress has not passed repeal legislation, two bills affecting the implementation of certain taxes under the Affordable Care Act have been signed into law. The Tax Cuts and Jobs Act of 2017 includes a provision repealing, effective January 1, 2019, the tax-based shared responsibility payment imposed by the Affordable Care Act on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate”. Additionally, on January 22, 2018, President Trump signed a continuing resolution on appropriations for fiscal year 2018 that delayed the implementation of certain Affordable Care Act-mandated fees. Further, the Bipartisan Budget Act of 2018, among other things, amends the Affordable Care Act, effective January 1, 2019, to close the coverage gap in most Medicare drug plans, commonly referred to as the “donut hole”. More recently, in July 2018, the Centers for Medicare & Medicaid Services, or CMS, published a final rule permitting further collections and payments to and from certain Affordable Care Act qualified health plans and health insurance issuers under the Affordable Care Act risk adjustment program in response to the outcome of federal district court litigation regarding the method CMS uses to determine this risk adjustment. Congress may consider other legislation to repeal, or repeal and replace, other elements of the Affordable Care Act.

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

Also, there has been heightened governmental scrutiny recently over pharmaceutical pricing practices in light of the rising cost of prescription drugs and biologics. Such scrutiny has resulted in several recent Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for pharmaceutical products, some of which are included in the Trump administration’s budget proposal for fiscal year 2019. Additionally, the Trump administration released a “Blueprint” to lower drug prices and reduce out of pocket costs of drugs that contains additional proposals to increase manufacturer competition, increase the negotiating power of certain federal healthcare programs, incentivize manufacturers to lower the list price of their products and reduce the out of pocket costs of drug products paid by consumers. The U.S. Department of Health and Human Services has begun the process of soliciting feedback on some of these measures and, at the same, is immediately implementing others under its existing authority. Although a number of these, and other potential, proposed measures

will require authorization through additional legislation to become effective.   Congress and the Trump administration have each indicated that it will continue to seek new legislative and/or administrative measures to control drug costs. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, have been designed to encourage importation from other countries and bulk purchasing.

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

In addition, products are subject to payment of annual program user fees and continual review and periodic inspections by the FDA and other regulatory authorities for compliance with good manufacturing practices, or GMP, and adherence to commitments made in the BLA. If we or a regulatory agency discovers previously unknown problems with a product such as adverse events of unanticipated severity or frequency, or problems with the facility where the product is manufactured, a regulatory agency may impose restrictions relative to that product or the manufacturing facility, including requiring recall or withdrawal of the product from the market or suspension of manufacturing.

Moreover, if any of our product candidates is approved, our product labeling, advertising and promotion will be subject to regulatory requirements and continuing regulatory review. The FDA and foreign regulatory authorities strictly regulate the promotional claims that may be made about drug and biologic products. In particular, a product may not be promoted for uses that are not approved by the FDA as reflected in the product’s approved labeling.

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

Our current and future relationships with healthcare providers, customers and third-party payors subject us to applicable anti-kickback, fraud and abuse and other healthcare laws and regulations.  If we fail to comply with federal, state and foreign laws and regulations, including healthcare, privacy and data security laws and regulations, we could face substantial penalties and our business, results of operations, financial condition and prospects could be adversely affected.

Healthcare providers, physicians and third-party payors will play a primary role in the recommendation and prescription of any product candidates for which we obtain regulatory approval. Our current and future arrangements with healthcare providers, third-party payors and customers may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we would market, sell and distribute our products. As a biotechnology company, even though we will not control referrals of healthcare services or bill directly to Medicare, Medicaid or other third-party payors, federal and state healthcare laws and regulations pertaining to fraud and abuse and patients’ rights are and will be applicable to our business. Restrictions under applicable federal and state healthcare laws and regulations that may affect our ability to operate include the following:

•the federal healthcare Anti-Kickback Statute prohibits, among other things, persons from knowingly and willfully soliciting, offering, receiving or providing remuneration, directly or indirectly, overtly or covertly, in cash or in kind, to induce or reward, or in return for, either the referral of an individual for, or the purchase, order or recommendation of, any good or service, for which payment may be made under a federal healthcare program such as Medicare and Medicaid;

•federal civil and criminal false claims laws and civil monetary penalty laws, including the federal False Claims Act, which can be enforced through civil whistleblower or qui tam actions, prohibits, among other things, individuals or entities from knowingly presenting, or causing to be presented, to the federal government, including the Medicare and Medicaid programs, claims for payment or approval that are false or fraudulent or making a false statement to avoid, decrease or conceal an obligation to pay money to the federal government;

•the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, imposes criminal and civil liability for executing a scheme to defraud any healthcare benefit program and also created federal criminal laws that prohibit, among other things, knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false statements in connection with the delivery of or payment for healthcare benefits, items or services;

•HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, or HITECH, and their implementing regulations, impose obligations, including mandatory contractual terms, with respect to safeguarding the privacy, security and transmission of individually identifiable health information held by certain healthcare providers, health plans and healthcare clearinghouses, known as covered entities, and individuals and entities that perform services for them that involve individually identifiable health information, known as business associates;

•the federal Physician Payments Sunshine Act created under the Affordable Care Act requires certain manufacturers of drugs, devices, biologics and medical supplies to report annually to the CMS information related to payments and other transfers of value to physicians and teaching hospitals, and ownership and investment interests held by physicians and their immediate family members;

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

Efforts to ensure that our business arrangements with third parties will comply with applicable healthcare laws and regulations will involve substantial costs. It is possible that governmental authorities will conclude that our business practices may not comply with current or future statutes, regulations or case law involving applicable fraud and abuse or other healthcare laws and regulations. If our operations are found to be in violation of any of these laws or any other governmental regulations that may apply to us, we may be subject to significant civil, criminal and administrative penalties, damages, fines, disgorgement, personal imprisonment, exclusion from government funded healthcare programs, such as Medicare and Medicaid, additional reporting requirements and oversight if we become subject to a corporate integrity agreement or similar agreement to resolve allegations of non-compliance with these laws, and the curtailment or restructuring of our operations. If any physicians or other healthcare providers or entities with whom we expect to do business are found to not be in compliance with applicable laws, they may be subject to criminal, civil or administrative sanctions, including exclusion from government funded healthcare programs.

In addition, the provision of benefits or advantages to physicians to induce or encourage the prescription, recommendation, endorsement, purchase, supply, order or use of medicinal products is also prohibited in the European Union. The provision of benefits or advantages to physicians is governed by the national anti-bribery laws of European Union Member States, such as the U.K. Bribery Act. Infringement of these laws could result in substantial fines and imprisonment. Moreover, payments made to physicians in certain European Union Member States must be publicly disclosed. Agreements with physicians often must also be the subject of prior notification and approval by the physician’s employer, his or her competent professional organization and/or the regulatory authorities of the individual European Union Member States. These requirements are provided in the national laws, industry codes or professional codes of conduct, applicable in the European Union Member States. Failure to comply with these requirements could result in reputational risk, public reprimands, administrative penalties, fines or imprisonment.

The collection, use, disclosure, transfer, or other processing of personal data regarding individuals in the European Union, including personal health data, is subject to the EU General Data Protection Regulation, or the GDPR, which became effective on May 25, 2018. The GDPR, which is wide-ranging in scope, imposes several requirements relating to the control over personal data by individuals to whom the personal data relates, the information provided to the individuals, the documentation we must maintain, the security and confidentiality of the personal data, data breach notification and the use of third party processors in connection with the processing of personal data. The GDPR also imposes strict rules on the transfer of personal data out of the European Union, provides an enforcement authority and authorizes the imposition of large penalties for noncompliance, including the potential for fines of up to €20 million or 4% of the annual global revenues of the non-compliant company, whichever is greater. The GDPR requirements apply not only to third-party transactions, but also to transfers of information between us and our subsidiaries such as TxCell, including employee information. The GDPR has increased our responsibility and potential liability in relation to personal data that we process compared to prior European Union law, particularly in light of the TxCell Acquisition, and we may be required to put in place additional mechanisms to ensure compliance with the GDPR, which could divert management’s attention and increase our cost of doing business. However, despite our ongoing efforts to bring our practices into compliance with the GDPR, we may not be successful either due to various factors within our control or other factors outside our control. It is also possible that local data protection authorities may have different interpretations of the GDPR, leading to potential inconsistencies amongst various European Union Member States. Any failure or alleged failure (including as a result of deficiencies in our policies, procedures or measures relating to privacy, data security, marketing or communications) by us to comply with laws, regulations, policies, legal or contractual obligations, industry standards or regulatory guidance relating to privacy or data security, may result in governmental investigations and enforcement actions, litigation, fines and penalties or adverse publicity. In addition, new regulation, legislative actions or changes in interpretation of existing laws or regulations regarding data privacy and security (together with applicable industry standards) may increase our costs of doing business. In this regard, we expect that there will continue to be new proposed laws, regulations and industry standards relating to privacy and data protection in the United States, the European Union and other jurisdictions, such as the California Consumer Privacy Act of 2018 that will go into effect beginning January 1, 2020, and we cannot determine the impact such future laws, regulations and standards will have on our business.

Our employees may engage in misconduct or other improper activities, including noncompliance with regulatory standards and requirements, which could cause significant liability for us and harm our reputation.

We are exposed to the risk of employee fraud or other misconduct, including intentional failures to comply with FDA regulations or similar regulations of comparable foreign regulatory authorities, provide accurate information to the FDA or comparable foreign regulatory authorities, comply with manufacturing standards we have established, comply with federal and state healthcare fraud and abuse laws and regulations and similar laws and regulations established and enforced by comparable foreign regulatory authorities, report financial information or data accurately or disclose unauthorized activities to us. Employee misconduct could also involve the improper use of information obtained in the course of clinical trials, which could result in regulatory sanctions and serious harm to our reputation. It is not always possible to identify and deter employee misconduct, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to be in compliance with such laws or regulations. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business and results of operations, including the imposition of significant civil, criminal and administrative penalties, damages, fines, disgorgement, personal imprisonment, exclusion from government funded healthcare programs, such as Medicare and Medicaid, additional reporting requirements and oversight if we become subject to a corporate integrity agreement or similar agreement to resolve allegations of non-compliance with these laws, and the curtailment or restructuring of our operations..

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

We currently have limited experience in clinical-scale manufacturing of our product candidates and we rely upon third-party contract manufacturing organizations to manufacture and supply drug product for our preclinical and clinical studies. The manufacture of pharmaceutical products in compliance with the FDA’s current good manufacturing practices, or cGMP, requires significant expertise and capital investment, including the development of advanced manufacturing techniques and process controls. Manufacturers of pharmaceutical products often encounter difficulties in production, including difficulties with production costs and yields, quality control, including stability of the product candidate and quality assurance testing, shortages of qualified personnel, as well as compliance with strictly enforced cGMP requirements, other federal and state regulatory requirements and foreign regulations. If our manufacturers were to encounter any of these difficulties or otherwise fail to comply with their obligations to us or under applicable regulations, our ability to provide study biologics in our clinical studies would be jeopardized. Any delay or interruption in the supply of clinical study materials could delay the completion of our clinical studies, increase the costs associated with maintaining our clinical study programs and, depending upon the period of delay, require us to commence new studies at significant additional expense or terminate the studies completely.

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

We are building a manufacturing facility that could support future clinical production of our product candidates. We have no experience as a company manufacturing pharmaceutical products, and there can be no assurance that we will be able to build a compliant manufacturing facility or, if built, we will be able to successfully manufacture any of our product candidates.

We expect to utilize both contract manufacturing organizations, or CMOs, and our own facility to meet our projected needs for clinical supply.  We intend to expand our manufacturing capacity by designing and building a manufacturing facility that we plan to initially use to support our clinical supply needs.  To meet these objectives we will need to transition manufacturing processes and know-how of our product candidates to our own facility. Transferring manufacturing processes and know-how is complex and involves review and incorporation of both documented and undocumented processes that may have evolved over time.  In addition, transferring production to different facilities may require utilization of new or different processes to meet the specific requirements of a given facility. Additional studies may also need to be conducted to support the transfer of certain manufacturing processes and process improvements.  We cannot be certain that all relevant know-how and data has been adequately incorporated into the manufacturing process until the completion of studies (and the related evaluations) intended to demonstrate the comparability of material previously produced with that generated by our CMOs. Although some of our employees have experience in the manufacturing of pharmaceutical products from prior employment at other companies, we, as a company, have no prior experience in pharmaceutical product manufacturing, and operating this facility would require us to comply with complex regulations and to continue to hire and retain experienced scientific, quality control, quality assurance and manufacturing personnel.  Designing and building a manufacturing facility has been and will continue to be time-consuming and expensive, and we may experience delays or cost overruns. In addition, government approvals would be required for us to operate a manufacturing facility and can be time-consuming to obtain. As a manufacturer of pharmaceutical products, we also would be required to demonstrate and maintain cGMP compliance. These requirements include, among other things, quality control, quality assurance and the maintenance of records and documentation. Furthermore, establishing manufacturing operations may require a reallocation of other resources, particularly the time and attention of our senior management. Even if we are able to establish our own manufacturing capabilities, we could encounter challenges in operating the manufacturing facility in compliance with cGMP, regulatory or other applicable requirements, resulting in potential negative consequences, including regulatory actions, which could undermine our ability to utilize this facility for our own manufacturing needs. Any failure or delay in the development of our manufacturing capabilities could adversely impact the development of our product candidates.

There are risks associated with manufacturing for clinical and commercial use. Manufacturing biological components at the appropriate scale and quality is complex and difficult.

There are risks associated with manufacturing our product candidates including, among others, cGMP compliance, cost overruns, technical problems with process scale-up, process reproducibility, stability issues, lot consistency, yields and timely availability of raw materials. Even if efficacy and safety data from our clinical trials would otherwise support regulatory approval for a product candidate, there is no assurance that we or any third-party manufacturer will be able to manufacture our product candidates to specifications at levels necessary to support or maintain regulatory approval by the FDA or other regulatory authorities. In addition, we may not be able to manufacture our product candidates in sufficient quantities to meet the requirements for a potential launch or to meet potential future demand. If we or our third-party manufacturers are unable to produce sufficient quantities of the approved product for commercialization, either on a timely basis or at all, our commercialization efforts would be impaired, which would have a material adverse effect on our business, financial condition, results of operations and growth prospects.

We face uncertainties and risks associated with the manufacture of our product candidates. Our product candidates are biologics and their manufacture involves complex processes, including the development of cell lines or cell systems to produce the biologic, with the challenge of significant variability. Further, there are difficulties in growing large quantities of such cells, consistently and sufficiently isolating certain types of cells and harvesting and purifying the biologic produced by them. The cost to manufacture biologics is generally far higher than traditional small molecule chemical compounds, and the manufacturing process can be difficult to reproduce. There is no guarantee we will be successful in establishing a larger-scale commercial manufacturing process for our pipeline product candidates or obtaining the needed manufacturing capacity. Due to the high cost to manufacture, inherent uncertainty related to manufacturing costs, and uncertainty in our patient population, there is risk that some of our product candidates may not be commercially viable.

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

As of September 30, 2018, we had 234 full-time employees. We need to grow the size of our organization in order to support our continued development and potential commercialization of our product candidates. In particular, we will need to add substantial numbers of additional personnel and other resources to support our development and potential commercialization of our product candidates. In addition, we may not be able to attract or retain employees with the appropriate levels of experience and to skills to accomplish our objectives. As our development and commercialization plans and strategies continue to develop, or as a result of any future acquisitions, our need for additional managerial, operational, manufacturing, sales, marketing, financial and other resources will increase. Our management, personnel and systems currently in place may not be adequate to support this future growth. Future growth would impose significant added responsibilities on members of management, including:

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

Our product candidates are based on novel technologies, which makes it difficult to predict the timing and costs of development and of subsequently obtaining regulatory approval.

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

In addition, adverse developments in clinical trials of gene therapy or cell therapy products conducted by others may cause the FDA or other oversight bodies to change the requirements for approval of our product candidates. The FDA only recently approved the first in vivo gene therapy, LUXTURNA, and only two in vivo gene therapy products, uniQure N.V.’s Glybera and GlaxoSmithKline’s Strimvelis, have received marketing authorization from the EMA. As a result, it is difficult to determine how long it will take or how much it will cost to obtain regulatory approvals for our product candidates.

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

We have generated operating losses since we began operations in 1995. Our net losses for the years ended December 31, 2017, 2016 and 2015 were $54.6 million, $71.7 million and $40.7 million, respectively. The extent of our future losses and the timing of profitability are uncertain, and we expect to incur losses for the foreseeable future. We have been engaged in developing our ZFP technology since inception, which has and will continue to require significant research and development expenditures. To date, we have generated our funding from issuance of equity securities, revenues derived from collaboration agreements, other strategic partnerships in non-therapeutic applications of our technology, federal government research grants and grants awarded by research foundations. As of September 30, 2018, we had an accumulated deficit of $544.0 million. Since our initial public offering in 2000, we have generated an aggregate of approximately $648.7 million in gross proceeds from the sale of our equity securities. We expect to continue to incur additional operating losses for the next several years as we continue to advance our product candidates. If the time required to generate significant product revenues and achieve profitability is longer than we currently anticipate or if we are unable to generate liquidity through equity financing or other sources of funding, we may be forced to curtail or suspend our operations.

We may be unable to raise additional capital, which would harm our ability to develop our technology and product candidates.

We have incurred significant operating losses and negative operating cash flows since inception and have not achieved profitability. We expect capital outlays and operating expenditures to increase over the next several years as we expand our infrastructure and research and product development activities. While we believe our financial resources will be adequate to fund the remaining costs of the TxCell Acquisition and our current operations for at least the next twelve months, we will need to raise substantial additional capital to fund the development, manufacturing and potential commercialization of our product candidates. We regularly consider fund raising opportunities and may decide, from time to time, to raise capital based on various factors, including market conditions and our plans of operation. In addition, as we focus our efforts on proprietary human therapeutics, we will need to seek FDA approvals of potential products, a process that could cost in excess of hundreds of millions of dollars per product. We may experience difficulties in accessing the capital market due to external factors beyond our control such as volatility in the equity markets for emerging biotechnology companies and general economic and market conditions both in the United States and abroad. We cannot be certain that we will be able to obtain financing on terms acceptable to us, or at all. Our failure to obtain adequate and timely funding will materially adversely affect our business and our ability to develop our technology and products candidates and to realize the anticipated benefits of the TxCell Acquisition. Furthermore, any sales of additional equity securities may result in dilution to our stockholders and any debt financing may include business and financial covenants that restricts our operations.

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

Comprehensive U.S. tax reform legislation could increase the tax burden on our orphan drug programs and adversely affect our business and financial condition.

The U.S. government enacted comprehensive tax legislation in 2017 that includes significant changes to the taxation of business entities. These changes include, among others, (i) a permanent reduction to the corporate income tax rate, (ii) a partial limitation on the deductibility of business interest expense and net operating loss carryforwards, (iii) a shift of the U.S. taxation of multinational corporations from a tax on worldwide income to a territorial system (along with certain rules designed to prevent erosion of the U.S. income tax base) and (iv) a one-time tax on accumulated offshore earnings held in cash and illiquid assets, with the latter taxed at a lower rate. Further, the comprehensive tax legislation, among other things, reduces the orphan drug tax credit from 50% to 25% of qualifying expenditures. When and if we become profitable, this reduction in tax credits may result in an increased federal income tax burden on our orphan drug programs as it may cause us to pay federal income taxes earlier under the revised tax law than under the prior law and, despite being partially off-set by a reduction in the corporate tax rate from a top marginal rate of 35% to a flat rate of 21%, may increase our total federal tax liability attributable to such programs.

Notwithstanding the reduction in the corporate income tax rate, the overall impact of this comprehensive tax legislation is uncertain, and our business and financial condition could be adversely affected. In addition, it is uncertain if and to what extent various states will conform to this comprehensive tax legislation.  The impact of this comprehensive tax legislation on holders of our common stock is also uncertain and could be adverse. Investors should consult with their legal and tax advisors with respect to this comprehensive tax legislation and the potential tax consequences of investing in or holding our common stock.

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

Our commercial success may depend in part on obtaining and enforcing patent protection for our technology and successfully defending any of our patents that may be challenged. Obtaining and enforcing pharmaceutical and biotechnology patents is costly, time consuming and complex, and we may not be able to file and prosecute all necessary or desirable patent applications, or maintain, enforce and license any patents that may issue from such patent applications, at a reasonable cost or in a timely manner. It is also possible that we will fail to identify patentable aspects of our research and development output before it is too late to obtain patent protection. The patent positions of pharmaceutical and biotechnology companies can be highly uncertain and can involve complex legal and factual questions. No consistent policy regarding the breadth of claims allowed in biotechnology patents has emerged to date. Accordingly, we cannot predict the breadth of claims that may issue from any patent applications that we own or license.

We are a party to various license agreements that grant us rights under specified patents and patent applications. We are also party to various license agreements by which we grant third parties rights under specified patents and patent applications.  Our current licenses contain performance obligations. If we fail to meet those obligations, the licenses could be terminated. If we are unable to continue to license these technologies on commercially reasonable terms, or at all, we may be forced to delay or terminate aspects of our product development and research activities.

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

Others have filed and in the future are likely to file patent applications that are similar to ours. We are aware that there are academic groups and other companies that are attempting to develop technology that is based on the use of zinc finger, TALE, CRISPR/Cas and other DNA-binding proteins, and that these groups and companies have filed patent applications. Several patents with claims directed to this technology have issued, although we have no current plans to use the claimed inventions. If these or other patent applications issue as patents, it is possible that the holder of any patent or patents granted on these applications may bring an infringement action against us, our collaborators, or strategic partners claiming damages and seeking to enjoin commercial activities relating to the affected products and processes. The costs of litigating the claim could be substantial regardless of outcome. Moreover, we cannot predict whether we, our collaborators, or strategic partners would prevail in any actions. In addition, if the relevant patent claims were upheld as valid and enforceable and our products or processes were found to infringe a patent or patents, we or our collaborators may have to pay substantial damages, including treble damages and attorneys’ fees for willful infringement, and we may be prevented from making, using, or selling the relevant product or process unless we or our collaborators could obtain a license or were able to design around the patent claims. We can give no assurance that such a license would be available to us or our collaborators on commercially reasonable terms, or at all, or that we would be able to successfully design around the relevant patent claims. There may be significant litigation in the genomics or cell therapy industry regarding patent and other intellectual property rights, which could subject us to litigation. If we become involved in litigation, it could consume a substantial portion of managerial and financial resources.

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

If we. are unable to obtain or protect intellectual property rights related to our product candidates, we may not be able to compete effectively in the intended markets.

We rely upon a combination of patents, trade secret protection and confidentiality agreements to protect the intellectual property related to our product candidates. The strength of patents in the biotechnology and pharmaceutical field involves complex legal and scientific questions and can be uncertain. The patent applications that we own or in-license may fail to result in issued patents with claims that cover our product candidates in the United States or in other foreign countries. There is no assurance that all of the potentially relevant prior art relating to our patents and patent applications has been found, which can invalidate a patent or prevent a patent from issuing from a pending patent application. Even if patents do successfully issue and even if such patents cover our product candidates, third parties may challenge their validity, enforceability or scope, which may result in such patents being narrowed or invalidated. Furthermore, even if they are unchallenged, our patents and patent applications may not adequately protect our intellectual property, provide exclusivity for our product candidates or prevent others from designing around our claims. Our competitors may be able to circumvent our patents by developing similar or alternative product candidates in a non-infringing manner. Any of these outcomes could impair our ability to prevent competition from third parties, which may have an adverse impact on our business.

If the patent applications we hold or have in-licensed with respect to our programs or product candidates fail to issue, if their breadth or strength of protection is threatened, or if they fail to provide meaningful exclusivity for our product candidates, it could dissuade companies from collaborating with us to develop product candidates, and threaten our ability to commercialize, future products. We have filed several patent applications covering our product candidates recently. We cannot offer any assurances about which, if any, patents will issue, the breadth of any such patent or whether any issued patents will be found invalid and unenforceable or will be threatened by third parties. Any successful challenge to these patents or any other patents owned by or licensed to us could deprive us of rights necessary for the successful commercialization of any product candidates that we may develop. Further, if we encounter delays in regulatory approvals, the period of time during which we could market a product candidate under patent protection could be reduced. Since patent applications in the United States and most other countries are confidential for a period of time after filing, and some remain so until issued, we cannot be certain that we were the first to file any patent application related to a product candidate. Furthermore, if third parties have filed such patent applications, an interference or derivation proceeding in the United States can be initiated by a third party to determine who was the first to invent any of the subject matter covered by the patent claims of our applications.

Patent terms may be inadequate to protect our competitive position on our product candidates for an adequate amount of time.

Patents have a limited lifespan. In the United States, the natural expiration of a patent is generally 20 years from its earliest U.S. non-provisional filing date or from the filing date of the corresponding international application. Various extensions may be available. However, the life of a patent, and the protection it affords, is limited. Even if patents covering our product candidates are obtained, once the patent life has expired for a product, we may be open to competition from generic medications. Given the amount of time required for the development, testing and regulatory review of new product candidates, patents protecting such candidates might expire before or shortly after such candidates are commercialized. As a result, our owned and licensed patent portfolio may not provide us with sufficient rights to exclude others from commercializing products similar or identical to ours.

If we are unable to protect the confidentiality of our trade secrets, the value of our technology could be materially adversely affected and our business would be harmed.

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

Third parties may assert that we are employing their proprietary technology without authorization, and such parties may be able to sustain the costs of complex patent litigation more effectively than we can because they have substantially greater resources. There may be third-party patents or patent applications with claims to materials, formulations, methods of manufacture or methods for treatment related to the use or manufacture of our product candidates. For example, we are aware of certain patents held by a third party related to certain vector manufacturing methods that are currently being used in certain of our product candidates.  We have not yet finalized the commercial scale manufacturing process for any of our product candidates. If our commercial scale manufacturing process utilizes these vector manufacturing methods, and if these third-party patents are in force at the time of commercialization, we may need to use or develop a non-infringing manufacturing method or seek a license to these patents. In any event, if any third-party patents were held by a court of competent jurisdiction to cover the manufacturing methods of any of our product candidates, any molecules formed during the manufacturing process or any final product itself, the holders of any such patents may be able to block our ability to commercialize such product candidate unless we obtained a license under the applicable patents, or until such patents expire. Similarly, if any third-party patents were held by a court of competent jurisdiction to cover aspects of our formulations, processes for manufacture or methods of use, including combination therapy, the holders of any such patents may be able to block our ability to develop and commercialize the applicable product candidate unless we obtained a license, or until such patents expires. In either case, such a license may not be available on commercially reasonable terms or at all.  The inability to obtain required licenses on reasonable commercial terms, if at all, could delay or prevent the preclinical evaluation, drug development collaborations, clinical testing, and/or commercialization of the affected product candidates.  Moreover, because patent applications can take many years to issue, there may be currently pending patent applications which may later result in issued patents that our product candidates may infringe. In addition, third parties may obtain patents in the future and claim that use of our technologies infringes upon these patents.

Parties making claims against us may obtain injunctive or other equitable relief, which could effectively block our ability to further develop and commercialize one or more of our product candidates. Defense of these claims, regardless of their merit, would involve substantial litigation expense and would be a substantial diversion of employee resources from our business. In the event of a successful claim of infringement against us, we may have to pay substantial damages, including treble damages and attorneys’ fees for willful infringement, pay royalties, redesign our infringing products or obtain one or more licenses from third parties, which may be impossible or require substantial time and monetary expenditure. Furthermore, because of the substantial amount of discovery required in connection with intellectual property litigation or administrative proceedings, there is a risk that some of our confidential information could be compromised by disclosure.  In addition, any uncertainties resulting from the initiation and continuation of any litigation could have material adverse effect on our ability to raise additional funds or otherwise have a material adverse effect on our business, results of operations, financial condition and prospects.

We may not be successful in obtaining or maintaining necessary rights to gene or cell therapy product components and processes for our development pipeline through acquisitions and in-licenses.

Presently, we believe we have rights to the intellectual property, through licenses from third parties and under patents that we own, to develop our gene and cell therapy product candidates. Because our programs may involve additional product candidates such as TX200 and potential future CAR-Treg therapies that may require the use of proprietary rights held by third parties, the growth of our business will likely depend in part on our ability to acquire, in-license or use these proprietary rights. In addition, our product candidates may require specific formulations to work effectively and efficiently and these rights may be held by others. We may be unable to acquire or in-license any compositions, methods of use, processes or other third-party intellectual property rights from third parties that we identify on commercially reasonable terms, if at all. The licensing and acquisition of third-party intellectual property rights is a competitive area, and a number of more established companies are also pursuing strategies to license or acquire third-party intellectual property rights that we may consider attractive. These established companies may have a competitive advantage over us due to their size, cash resources and greater clinical development and commercialization capabilities.

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

In addition, the agreements under which we currently license intellectual property or technology from third parties are complex, and certain provisions in such agreements may be susceptible to multiple interpretations. The resolution of any contract interpretation disagreement that may arise could narrow what we believe to be the scope of our rights to the relevant intellectual property or technology, or increase what we believe to be our financial or other obligations under the relevant agreement, either of which could have a material adverse effect on our business, financial condition, results of operations, and prospects. If disputes over intellectual property that we have licensed prevent or impair our ability to maintain our current licensing arrangements on acceptable terms, we may be unable to successfully develop and commercialize the affected product candidates, which could have a material adverse effect on our business, financial conditions, results of operations, and prospects.  As an example, TxCell has exclusively licensed the right to the CAR for use in TX200 from the University of British Columbia, or UBC.  Should UBC terminate this license agreement, we may have to develop or acquire the appropriate CAR which would extend our anticipated development timeline and add expense, and which could result in our failure to realize the anticipated benefits of the TxCell Acquisition.

We may be involved in lawsuits or similar proceedings to protect or enforce our patents or the patents of our licensors, which could be expensive, time-consuming and unsuccessful.

Competitors may infringe our patents or the patents of our licensors. To counter infringement or unauthorized use, we may be required to file infringement claims, which can be expensive and time-consuming. In addition, in an infringement proceeding, a court may decide that a patent of ours or our licensors is not valid, is unenforceable, in whole or in part, or may refuse to stop the other party from using the technology at issue on the grounds that our patents do not cover the technology in question. An adverse result in any litigation or defense proceedings could put one or more of our patents at risk of being invalidated, held unenforceable or interpreted narrowly and could put our patent applications at risk of not issuing. Moreover, if we or one of our licensing partners initiated legal proceedings against a third party to enforce a patent covering one of our product candidates, the defendant could counterclaim that the patent covering our product candidate is invalid and/or unenforceable. In patent litigation in the United States, defendant counterclaims alleging invalidity and/or unenforceability are commonplace. Grounds for a validity challenge could be an alleged failure to meet any of several statutory requirements, including lack of novelty, obviousness or non-enablement. Grounds for an unenforceability assertion could be an allegation that someone connected with prosecution of the patent withheld relevant information from the U.S. PTO, or made a misleading statement, during prosecution. Third parties may also raise similar claims before administrative bodies in the United States or abroad, even outside the context of litigation. Such mechanisms include re-examination, post grant review, inter partes review and equivalent proceedings in foreign jurisdictions (e.g., opposition proceedings). Such proceedings could result in revocation or amendment to our patents in such a way that they no longer cover our product candidate. For example, TxCell has exclusively licensed the rights to technology related to redirected Treg cells from the Yeda Research and Development Company, or Yeda.  A patent included in this exclusive license agreement with Yeda was granted in Europe in July 2016. Subsequent to this grant, the patent was opposed by several parties in May 2017. The oral proceedings for this opposition will take place in November 2018.  We cannot predict whether we and Yeda will prevail in these actions. If the opposition to this patent prevails, the issued patent may be revoked or be limited in breadth. In any event, the outcome following legal assertions of invalidity and unenforceability is unpredictable. With respect to the validity question, for example, we cannot be certain that there is no invalidating prior art, of which we and the patent examiner were unaware during prosecution. If a defendant were to prevail on a legal assertion of invalidity and/or unenforceability, we would lose at least part, and perhaps all, of the patent protection on our product candidates. Such a loss of patent protection could have a material adverse impact on our business.

Interference or derivation proceedings provoked by third parties or brought by us or declared by the U.S. PTO may be necessary to determine the priority of inventions or other matters of inventorship with respect to our patents or patent applications or those of our licensors. An unfavorable outcome could require us to cease using the related technology or to attempt to license rights to it from the prevailing party. Our business could be harmed if the prevailing party does not offer us a license on commercially reasonable terms or at all, or if a non-exclusive license is offered and our competitors gain access to the same technology. Our defense of litigation, interference, derivation, or other proceedings may fail and, even if successful, may result in substantial costs and distract our management and other employees. We may not be able to prevent, alone or with our licensors, misappropriation of our intellectual property rights, particularly in countries where the laws may not protect those rights as fully as in the United States.

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

Changes in patent law could diminish the value of patents in general, thereby impairing our ability to protect our products.

As is the case with other biotechnology companies, our success is heavily dependent on intellectual property, particularly patents. Obtaining and enforcing patents in the biotechnology industry involve both technological and legal complexity, and is therefore costly, time-consuming and inherently uncertain. Changes in either the patent laws or interpretation of the patent laws in the United States or in other jurisdictions in which we seek patent protection could increase the uncertainties and costs surrounding the prosecution of patent applications and the enforcement or defense of issued patents. The United States enacted the Leahy-Smith America Invents Act, or the America Invents Act, which includes a number of significant changes that affect the way patent applications will be prosecuted and also may affect patent litigation. These include allowing third party submission of prior art to the U.S. PTO during patent prosecution and additional procedures to attack the validity of a patent by U.S. PTO administered post-grant proceedings, including post-grant review, inter partes review, and derivation proceedings. Because of a lower evidentiary standard in U.S. PTO proceedings compared to the evidentiary standard in United States federal courts necessary to invalidate a patent claim, a third party could potentially provide evidence in a U.S. PTO proceeding sufficient for the U.S. PTO to hold a claim invalid even though the same evidence would be insufficient to invalidate the claim if first presented in a district court action. In addition, the challenged patents are not accorded the presumption of validity as they are in Federal District Court.  Accordingly, a third party may attempt to use the U.S. PTO procedures to invalidate our patent claims that would not have been invalidated if first challenged by the third party as a defendant in a district court action. Therefore, the America Invents Act and its implementation could increase the uncertainties and costs surrounding the prosecution of our owned or in-licensed patent applications and the enforcement or defense of our owned or in-licensed issued patents, all of which could have a material adverse effect on our business, financial condition, results of operations, and prospects. Moreover, recent U.S. Supreme Court rulings have narrowed the scope of patent protection available in certain circumstances and weakened the rights of patent owners in certain situations. In addition to increasing uncertainty with regard to our ability to obtain patents in the future, this combination of events has created uncertainty with respect to the value of patents, once obtained. Depending on decisions by the U.S. Congress, the federal courts, the U.S. PTO, and similar legislative, judicial and regulatory bodies in other jurisdictions, the laws and regulations governing patents could change in unpredictable ways that would weaken our ability to obtain new patents or to enforce our existing patents and patents that we might obtain in the future.

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

While we aware of the company email incident described above, there is no way of knowing with certainty whether we have experienced any other data security incidents that have not been discovered. While we have no reason to believe this to be the case, attackers have become very sophisticated in the way they conceal access to systems, and many companies that have been attacked are not aware that they have been attacked. Any event, including the company email incident described above, that leads to unauthorized access, use or disclosure of personal information, including but not limited to personal information regarding our patients or employees, could disrupt our business, harm our reputation, compel us to comply with applicable federal and/or state breach notification laws and foreign law equivalents, subject us to time consuming, distracting and expensive litigation, regulatory investigation and oversight, mandatory corrective action, require us to verify the correctness of database contents, or otherwise subject us to liability under laws, regulations and contractual obligations, including those that protect the privacy and security of personal information. This could result in increased costs to us, and result in significant legal and financial exposure and/or reputational harm. In addition, any failure or perceived failure by us or our vendors or business partners to comply with our privacy, confidentiality or data security-related legal or other obligations to third parties, or any further security incidents or other inappropriate access events that result in the unauthorized access, release or transfer of sensitive information, which could include personally identifiable information, may result in governmental investigations, enforcement actions, regulatory fines, litigation, or public statements against us by advocacy groups or others, and could cause third parties, including clinical sites, regulators or current and potential partners, to lose trust in us or we could be subject to claims by third parties that we have breached our privacy- or confidentiality-related obligations, which could materially and adversely affect our business and prospects. In addition, failure to maintain effective internal accounting controls related to security breaches and cybersecurity in general could impact our ability to produce timely and accurate financial statements and subject us to regulatory scrutiny. Moreover, data security incidents and other inappropriate access can be difficult to detect, and any delay in identifying them may lead to increased harm of the type described above. While we have implemented security measures intended to protect our information technology systems and infrastructure, there can be no assurance that such measures will successfully prevent service interruptions or further security incidents.

We may not realize the anticipated benefits of the TxCell Acquisition or be able to successfully integrate the acquired TxCell operations.

The TxCell Acquisition involves numerous uncertainties and risks, and has required, and will continue to require, significant efforts and expenditures, including with respect to integrating the acquired TxCell operations with our operations. We may not be able to accomplish this integration process smoothly or successfully. The integration of certain of the acquired TxCell operations will take time and will require the dedication of significant management resources, which may temporarily distract our management’s attention from the routine business of the combined company. In any event, we may encounter unexpected difficulties, or incur unexpected costs, in connection with our transition activities and integration efforts, which include:

•	the potential disruption of our historical core business;
•

the risk that our relative lack of historical experience in CAR-Treg development and developing product candidates and technology for immunological diseases will not allow us to advance the development of CAR-Treg therapies, including TX200, on the timeframes we expect, or at all;

•	the strain on, and need to continue to expand, our existing operational, technical, financial and administrative infrastructure;
•	the difficulties in assimilating employees and corporate cultures;
•	the difficulties in effectively managing transition and integration activities given the distance between our headquarters and U.S.-based management team and TxCell’s offices in France;
•	the failure to retain key managers and other personnel, including the employees from the acquired TxCell business who might experience uncertainty about their future roles with us;
•	the challenges in controlling additional costs and expenses in connection with and as a result of the TxCell Acquisition;
•	the diversion of our management’s attention to integration of operations and corporate and administrative infrastructures; and

•	any unanticipated liabilities for activities of or related to TxCell or its operations, technologies or product candidates.

If any of these factors impairs our ability to integrate successfully, we may be required to spend time or money on integration activities that otherwise would be spent on the development and expansion of our business. If we fail to integrate or otherwise manage the acquired TxCell business successfully and in a timely manner, the combined company’s potential to achieve the anticipated long-term strategic benefits of the TxCell Acquisition could be compromised and resulting operating inefficiencies could increase costs and expenses more than we planned, could negatively impact the market price of our common stock and could otherwise distract us from execution of our strategy. Failure to maintain effective financial controls and reporting systems and procedures could also adversely affect our ability to produce timely and accurate financial statements.  In addition, while we intend to avail ourselves of the French tax credit for certain research and development related expenses, we may not receive the anticipated amount and we may also be required to make corrective actions upon any audit by the French tax authority with respect to such tax credit.

In any event, there can be no assurance that we will integrate or otherwise manage the acquired TxCell business successfully or otherwise do so without experiencing operating inefficiencies or control deficiencies. In addition, because the historical business operations of TxCell differ from our historical business operations, and the combined company has a different business mix than our historical business, we face different operational risks and challenges and the complexity of our company has increased. Significant management time and effort is required to effectively manage the increased complexity of our company following the TxCell Acquisition, and our failure to successfully do so could have a material adverse effect on our business, financial condition, results of operations and growth prospects.

If we are unable to delist the ordinary shares of TxCell from the Euronext Paris and acquire 100% of the equity interests of TxCell, our business, financial condition and results of operations could be adversely affected.

Although we completed the TxCell Acquisition, we currently own approximately 80% of the share capital and voting rights of TxCell.  For so long as we continue to own less than 95% of the share capital and voting rights of TxCell, we will not be able to delist the ordinary shares of TxCell from the Euronext Paris, and we may not be able to acquire the remaining ordinary shares of TxCell for some period of time, if ever. Maintaining the listing of the ordinary shares on the Euronext Paris will result in additional expenditures, which could have an adverse effect on our financial condition and results of operations.  In addition, until such time, if ever, that we acquire 100% of the equity interests of TxCell, we will need to consider the rights of, and duties owed to, the minority shareholders of TxCell under French law when making future decisions that might impact TxCell, its business or its operations, which could adversely affect our business and our ability to realize the anticipated benefits of the TxCell Acquisition.

We plan to continue to operate the acquired TxCell business in France, which may expose us to unanticipated costs or events.

TxCell’s historical operations have been based in France and we plan to continue to operate the acquired TxCell business in France. Our operation of the acquired TxCell business in France involves significant risks, including:

•	difficulty hiring and retaining appropriate personnel due to intense competition for such limited resources;

•	disruptions in relations with our employees, including legacy TxCell employees; and

•	compliance with regulatory requirements, including local French employment regulations and organized labor in France.

In addition, as a result of our operations in France, we have become more exposed to fluctuations in currency exchange rates between the Euro and the U.S. dollar. Given the volatility of currency exchange rates, there is no assurance that we will be able to effectively manage currency transaction and/or conversion risks. To date, we have not entered into derivative instruments to offset the impact of foreign exchange fluctuations, which fluctuations could have a material adverse effect on our financial condition and results of operations.  In any event, difficulties resulting from these and other risks related to our anticipated operations in France could expose us to increased expenses, impair our development efforts, adversely affect our financial condition and results of operations, and harm our competitive position.

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

Our success depends on our continued ability to attract, retain, and motivate highly qualified management and scientific personnel and our ability to develop and maintain important relationships with leading research and academic institutions and scientists. Competition for skilled and qualified personnel and academic and other research collaborations is intense. If we lose the services of personnel with the necessary skills, including the members of our senior management team, it could significantly impede the achievement of our research and development objectives. In addition, we expect to rely on the experience and expertise of TxCell’s historical management team and other key personnel in the development of TX200 and potential future CAR-Treg therapies. If we were to lose the services of a significant portion or key individuals of this team, such development and our business could be adversely affected. Moreover, if we fail to negotiate additional acceptable collaborations with academic and other research institutions and scientists, or if our existing collaborations are unsuccessful, our development programs may be delayed or may not succeed.

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

•future sales of our common stock or other securities by us, management or directors, liquidation of institutional funds that comprised large holdings of our stock; and decreases in our cash balances.

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

Anti-takeover provisions in our certificate of incorporation, Delaware law and our bylaws could make an acquisition of our company more difficult and could prevent attempts by our stockholders to remove or replace current management.

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

In addition, our amended and restated bylaws:

•establish advance notice requirements for nominations for election to the board of directors or proposing matters that can be acted upon at stockholders’ meetings; and

•prohibit stockholders from calling a special meeting of stockholders.

We are also subject to Section 203 of the General Corporation Law of the State of Delaware, which provides, subject to certain exceptions, that if a person acquires 15% of our voting stock, the person is an “interested stockholder” and may not engage in “business combinations” with us for a period of three years from the time the person acquired 15% or more or our voting stock. The application of Section 203 may, in some circumstances, deter or prevent a change in control of our company even when such change may be beneficial to our stockholders.

Our amended and restated bylaws provide that a state or federal court located within the State of Delaware will be the exclusive forum for the adjudication of certain disputes, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, or employees.

Our amended and restated bylaws provide that a state or federal court located within the State of Delaware is the sole and exclusive forum for:

•any derivative action or proceeding brought on our behalf;

•any action asserting a claim of breach of a fiduciary duty owed by any director, officer or other employee or stockholder of Sangamo to us or our stockholders;

•any action asserting a claim arising pursuant to any provision of the General Corporation Law of the State of Delaware, our charter or our bylaws, as to which the General Corporation Law of the State of Delaware confers jurisdiction on the Court of Chancery of the State of Delaware; and

•any action asserting a claim governed by the internal affairs doctrine.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	MINE SAFEY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

(a) Exhibits:

2.1(A)	Share Purchase Agreement dated July 20, 2018 among Sangamo Therapeutics, Inc. and the Selling TxCell Shareholders named on the signature pages thereto.

2.2(B)	Tender Offer Agreement dated July 20, 2018 between Sangamo Therapeutics, Inc. and TxCell S.A.

2.3(C)	Amendment No. 1 to the Tender Offer Agreement dated October 1, 2018 between Sangamo Therapeutics, Inc. and TxCell S.A.

2.4(D)	Amendment Agreement to the Share Purchase Agreement dated October 1, 2018 between Sangamo Therapeutics, Inc. and TxCell S.A.

3.1(E)	Composite copy of Seventh Amended and Restated Certificate of Incorporation of Sangamo Therapeutics, Inc., as amended.

3.2(F)	Third Amended and Restated Bylaws of Sangamo Therapeutics, Inc.

31.1	Rule 13a — 14(a) Certification of Principal Executive Officer.

31.2	Rule 13a — 14(a) Certification of Principal Financial Officer.

32.1*	Certification Pursuant to 18 U.S.C. Section 1350.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*

The certifications attached as Exhibit 32.1 accompany this Quarterly Report on Form 10-Q pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, and shall not be deemed “filed” by the Registrant for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

(+)	Indicates management contract or compensatory plan or arrangement.
(A)	Incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K (File No. 000-30171), filed with the SEC on July 23, 2018.
(B)	Incorporated by reference to Exhibit 2.2 to the Registrant’s Current Report on Form 8-K (File No. 000-30171), filed with the SEC on July 23, 2018.
(C)	Incorporated by reference to Exhibit 2.4 to the Registrant’s Current Report on Form 8-K (File No. 000-30171), filed with the SEC on November 6, 2018.
(D)	Incorporated by reference to Exhibit 2.2 to the Registrant’s Current Report on Form 8-K (File No. 000-30171), filed with the SEC on November 6, 2018.
(E)	Incorporated by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-30171), filed with the SEC on August 9, 2017.
(F)	Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (File No. 000-30171), filed with the SEC on June 15, 2018.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 8, 2018

SANGAMO THERAPEUTICS, INC.

/s/ KATHY Y. YI
Kathy Y. Yi
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)