Form 10-K
period 2018-12-31
SANGAMO THERAPEUTICS, INC
filed 2019-03-01
CIK 1001233

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.   Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).   Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the voting stock held by non-affiliates of the registrant based upon the closing sale price of the common stock on June 30, 2018 (the last business day of the registrant’s most recently completed second fiscal quarter), as reported on the Nasdaq Global Select Market was $1,442,357,545. For purposes of this calculation, directors and executive officers of the registrant have been deemed affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of February 15, 2019, a total of 102,273,353 shares of common stock $0.01 par value per share were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information required by Part III, Items 10-14 of this Form 10-K is incorporated by reference to the registrant’s definitive Proxy Statement for the 2019 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Form 10-K, provided that if such Proxy Statement is not filed within such period, such information will be included in an amendment to this Form 10-K to be filed within such 120-day period.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Some statements contained in this report are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Exchange Act. These statements relate to future events or to our future operating or financial performance and involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements. Forward-looking statements may include, but are not limited to, statements about:

•	our strategy;
•	anticipated product candidate development and potential commercialization of any resulting products;
•	the initiation, scope, rate of progress, enrollment, anticipated results and timing of our preclinical studies and clinical trials and those of our collaborators or strategic partners;
•

the therapeutic and commercial potential of, and the ability of Sangamo and our collaborators or strategic partners to advance the development of, product candidates using our ZFP technology platform, including our ability to effectively deliver our ZFNs and ZFP TFs to produce a beneficial therapeutic effect;

•	our ability to establish and maintain collaborative, licensing and other similar arrangements;
•	anticipated revenues from existing and new collaborations and the timing thereof;
•	our research and development and other expenses;
•	our ability to obtain adequate preclinical and clinical supplies of our product candidates from current and potential new suppliers and manufacturers;
•	the ability of Sangamo and our collaborators or strategic partners to obtain and maintain regulatory approvals for product candidates using our ZFP technology platform;
•	our ability to comply with, and the impact of, regulatory requirements, obligations and restrictions on our business;
•

our ability to protect our intellectual property and operate our business without infringing upon the intellectual property rights of others, including our ability to obtain rights to the gene transfer technologies required to develop and commercialize our product candidates;

•	our estimates regarding the sufficiency of our cash resources and our expenses, capital requirements and need for additional financing, and our ability to obtain additional financing;
•	our ability to manage the growth of our business;
•	our projected operating and financial performance;
•	our operational and legal risks; and
•	our plans, objectives, expectations and intentions and any other statements that are not historical facts.

In some cases, you can identify forward-looking statements by terms such as: “anticipates,” “believes,” “continues,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “seeks,” “should” and “will.” These forward-looking statements reflect our current views with respect to future events and are based on assumptions and involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements. Given these risks and uncertainties, you should not place undue reliance on these forward-looking statements. We discuss many of these risks in greater detail under the headings “Risk Factors” and “Management’s Discussion and Analysis of Financial Results of Operations” in this Form 10-K. Accordingly, the forward-looking statements, speak only as of the date of this Form 10-K. Except as required by law, we undertake no obligation to update or publicly release any revisions to forward-looking statements to reflect events or circumstances arising after the date of this report.

PART I

ITEM 1 – BUSINESS

OVERVIEW

We are a clinical stage biotechnology company focused on translating ground-breaking science into genomic medicines with the potential to transform patients’ lives using our platform technologies in genome editing, gene therapy, gene regulation and cell therapy. We are focused on three therapeutic areas:  inherited metabolic diseases, or IMDs, central nervous system diseases and inflammatory and autoimmune diseases.

We are a leader in the research and development of zinc finger proteins, or ZFPs, a naturally occurring class of proteins found in humans. We have used our knowledge and expertise to develop a proprietary technology platform in both genome editing and gene regulation. ZFPs can be engineered to make zinc finger nucleases, or ZFNs, proteins that can be used to specifically modify DNA sequences by adding or knocking out specific genes, or genome editing, and ZFP transcription factors, or ZFP TFs, proteins that can be used to increase or decrease gene expression, or gene regulation. In the process of developing this platform, we have accrued significant scientific, manufacturing and development capabilities and know-how that are generally applicable in the broader field of gene therapy and have capitalized this knowledge into a conventional gene therapy platform.

Our strategy is to maximize the value and therapeutic use of our technology platforms. In certain therapeutic areas we intend to capture the value of our proprietary genome editing and gene therapy products by forward integrating into manufacturing, development and commercial operations. In other therapeutic areas we intend to partner with biopharmaceutical companies to develop products as appropriate. Decisions to partner product candidates or not will be based on the best way to bring new medicines to patients and on an evaluation of our capacity to bring such products to commercial stage rapidly and efficiently on our own.

In August 2018, we announced positive preliminary data from the Alta Study, a Phase 1/2 clinical trial evaluating SB-525, a complementary DNA, or cDNA, gene therapy candidate for hemophilia A. SB-525 is being developed as part of a global collaboration between us and Pfizer Inc., or Pfizer, for the development and commercialization of potential gene therapy programs for hemophilia A. In October 2018, the independent safety monitoring committee, or SMC, of the Alta Study reviewed accumulated safety and efficacy data from the six patients enrolled in three dose cohorts. The SMC recommended that the study continue with escalation to an additional dose. We plan to present safety and efficacy data from the Alta Study in 2019 after dose escalation is complete and the clinical trial has progressed to the cohort expansion phase.

In September 2018 we announced preliminary safety and efficacy data from the Phase 1/2 clinical trial evaluating SB-913 for the treatment of MPS II, or the CHAMPIONS Study. In October 2018, the SMC of the CHAMPIONS Study reviewed accumulated safety and efficacy data from all three cohorts. In February 2019, we announced interim results from the CHAMPIONS Study. SB-913 showed preliminary evidence of in vivo genome editing in patients with MPS II and was generally well-tolerated with no treatment-related serious adverse events.

We have an ongoing Phase 1/2 clinical trial evaluating SB-318 for the treatment of MPS I, or the EMPOWERS Study. In October 2018, the SMC reviewed accumulated safety and efficacy data from the EMPOWERS Study. In accordance with the recommendation of the SMC, the second patient enrolled in the EMPOWERS Study received the 5e13 vg/kg dose, or the highest dose. In February 2019, we announced interim results from the EMPOWERS Study. SB-318 demonstrated a dose-dependent increase in leukocyte alpha-L-iduronidase, or IDUA, enzyme activity in patients with MPS I and was generally well-tolerated with no treatment related serious adverse events.

We are also evaluating SB-FIX in a Phase 1/2 open-label, ascending dose clinical trial which is designed to assess the safety, tolerability and preliminary efficacy of SB-FIX in adults with severe hemophilia B. The study is currently screening subjects in the United States and the United Kingdom. Recently, we announced the treatment of the first patient in this trial and expect to announce preliminary safety and efficacy data in 2019.

We are evaluating ST-400 in a Phase 1/2 open-label, single arm clinical trial to evaluate the safety and efficacy in up to six adult subjects with beta-thalassemia. Our IND submitted to the U.S. Food and Drug Administration, or the FDA, for ST-400 became effective in September 2017. The clinical trial was initiated in March 2018 and the first patient was enrolled in August 2018 and dosed in January 2019.

In the fourth quarter of 2018, we acquired 98.2% of the outstanding share capital and voting rights of TxCell S.A., or TxCell, which we refer to in this report as the TxCell Acquisition, for aggregate purchase consideration of approximately $80.4 million. As of December 31, 2018 the fair value of the remaining outstanding free shares was approximately $1.3 million. The total fair value of the net assets acquired was approximately $81.7 million (see Note 6 to our consolidated financial statements – Acquisition of TxCell, S.A.).

With the TxCell Acquisition, we can now accelerate our research and development of innovative, personalized T-cell immunotherapies for the treatment of inflammatory and autoimmune diseases with high unmet medical need. In this regard, we expect that the TxCell Acquisition will accelerate our entry into the clinic with a CAR-Treg (which is a regulatory T cell, or Treg, genetically modified with a chimeric antigen receptor, or CAR) therapy. We are evaluating the potential of the TxCell platform in solid organ transplantation as well as a range of autoimmune diseases, such as multiple sclerosis, rheumatoid arthritis, inflammatory bowel diseases and inflammatory skin diseases. In addition, we intend to use our ZFN gene editing technology to potentially develop next-generation autologous and allogeneic CAR-Treg cell therapies for use in treating autoimmune diseases

We have a substantial intellectual property position including the design, selection, manufacture, composition and use of engineered ZFPs, CAR Tregs and cell therapies to support our research and development activities. We continue to license and file new patent applications that strengthen our patent portfolio. We believe that our intellectual property position is a critical element in our ability to research, develop, manufacture and commercialize products and services based on genome editing, gene therapy, gene regulation and cell therapy.

INTRODUCTION TO TECHNOLOGY

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

Figure 1:

Schematic of the two-domain structure of a ZFP and its therapeutic functional domain

ZFNs can be designed for genome editing and ZFP TFs can be designed for gene regulation

Consistent with the modular structure of natural ZFPs, we take a modular approach to the design of the proteins that we engineer. The ZFP portion of our engineered proteins, the DNA-recognition domain, is typically composed of four to six zinc fingers. Each individual finger recognizes and binds to a three or four base pair sequence of DNA and multiple fingers can be linked together to recognize longer stretches of DNA, thereby improving specificity. By modifying the amino acid sequence of a ZFP, we can engineer novel ZFPs capable of recognizing the DNA sequences of a chosen genomic target. We use the engineered ZFP DNA-binding domain to link to a functional domain. The ZFP DNA-binding domain brings the functional domain to the target of interest. Our ability to use our highly specific ZFP technology to precisely target a DNA sequence in a gene of interest provides us with a range of genome editing and gene regulation functions that we believe can be applied in many different cell types.

Our engineered ZFPs can be attached to a cleavage domain of a restriction endonuclease, an enzyme that cuts DNA, creating a ZFN. When a pair of ZFNs is bound to the DNA in the correct orientation and spacing, the DNA sequence is cut between the ZFP binding sites. DNA binding by both ZFNs is necessary for cleavage, and both nuclease of the restriction endonuclease must be present in the correct orientation to interact with each other, in order to mediate DNA cleavage. This break in the DNA triggers a natural process of DNA repair in the cell. The repair process can be harnessed to achieve one of several outcomes that may be therapeutically useful (Figure 2). If cells are simply treated with ZFNs alone, the repair process joins the two ends of the broken DNA together and frequently results in the loss or addition of a small amount of genetic material at the site of the break. This disrupts the original DNA sequence and can result in the expression of a truncated or non-functional protein from the targeted gene, effectively “knocking out” the gene function. ZFN-mediated genome editing can be used to disrupt genes that are involved in disease pathology. We are using ZFN-mediated genome editing of the BCL11A erythroid enhancer in hematopoietic stem progenitor cells, or HSPCs, which is designed to be a single long-lasting treatment for beta-thalassemia (ST-400) and sickle cell disease, or SCD (BIVV-003).

Figure 2:

Schematic of ZFP genome editing and gene regulation

In contrast, if cells with a mutation in a particular gene are treated not only with ZFNs, but also with a DNA sequence that encodes the correct gene sequence (referred to as a “donor” DNA) and with ZFNs that recognize and bind to sequences flanking the mutation, the cell’s repair machinery can use the donor as a template to correct the mutated gene. This ZFN-mediated gene correction enables the corrected gene to be expressed in its natural chromosomal context and may provide a novel approach for the precise repair of DNA sequence mutations responsible for certain monogenic diseases. In addition to providing a donor sequence that encodes a complete gene, a new copy of a gene can also be precisely added into the genome at a specific location. The ability to precisely place a gene-sized segment of DNA specifically into a pre-determined location in the genome broadens the range of mutations of a gene that can be corrected in a single step. It also reduces the insertional mutagenesis concerns associated with traditional integrating gene replacement approaches such as lentiviruses, in which the insertion of a new corrective copy of the gene typically occurs at random locations in the genome. Our ZFN technology is used to insert a gene encoding a therapeutic protein into a location such as the Albumin gene, is an approach that we are investigating for the treatment of hemophilia B (SB-FIX) and MPS I and MPS II (SB-318 and SB-913), which we believe may potentially provide a single and potentially curative treatment for these diseases.

We are also evaluating ZFP TFs with the potential to control or regulate the expression of a target gene in the desired manner (Figure 2). For instance, attaching an activation domain to a ZFP will cause a target gene to be expressed at enhanced levels, relative to expression in an untreated cell. Alternatively, a repression domain causes the gene to be downregulated or completely turned off. Pursuant to a collaboration agreement with Shire International GmbH, or Shire, a wholly owned subsidiary of Takeda Pharmaceutical Company Limited, or Takeda, we have a preclinical program for Huntington’s disease in which we are evaluating a ZFP TF designed to differentially down regulate the mutated disease-causing Huntingtin, or HTT, gene, while leaving expression of the normal gene unchanged.

ZFPs provide the Opportunity to Develop a New Class of Human Therapeutics

We believe that our ZFP technology provides a unique and proprietary basis for a broad new class of drugs that have differential technical advantages over small-molecule drugs, protein pharmaceuticals, RNA-based therapeutics, conventional gene therapy approaches and other genome editing platforms, potentially enabling us to develop therapies for a broad range of unmet medical needs.

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

New ZFN Architectures

In 2017, our scientists reported on platform advancements that substantially enhanced the precision, efficiency and specificity of ZFNs for therapeutic genome editing. We believe these advances enable rapid development of ZFNs to target chosen genomic sites with high levels of targeted modification and with no detectable off-target activity. These advances include the development of new linkers that enable base skipping between adjacent zinc finger modules as well as a reconfiguring of the ZFN architecture to allow optional placement of the Fok1 nuclease domain at either the carboxy terminal or the amino terminal end. The enhancements also include the identification of key amino acid substitutions that can be used to tune biochemical properties and remove non-specific binding contacts between the ZFN and the DNA backbone.

In February 2019, we announced our development of second generation, potentially more potent ZFN constructs designed to increase editing efficiency. In vitro data of these second-generation ZFNs were reviewed by the FDA. The in vitro data showed three potential advantages for use in the clinic: (1) a five to thirty-fold improvement in efficiency and potency due to structural changes; (2) the ability to function equally well in the patients who have a single nucleotide polymorphism in the target locus in the albumin gene (approximately 20% of the population); (3) improvements in specificity. The second-generation ZFNs are being manufactured and we expect to have them available for use in the clinic later this year. Additional data from our in vivo genome editing programs will be assessed before potential integration plans for the second-generation ZFNs are finalized.

Advancements in T Cell Editing Capabilities

In May 2018, we presented preclinical data demonstrating our ability to accomplish highly efficient multiplex genome editing of T cells. Efficient multiplex editing, the ability to make multiple genetic changes in a single step, enables simultaneous disruption of certain genes to prevent the body from rejecting the treatment and integration of new genes to equip the modified T cells with targeted antitumor functions. In the presented data, we described a T cell with four edits achieved in a single step. The four simultaneous edits included triple knockout of TCR (93% efficiency), b2 microglobulin, or B2M, (96% efficiency), CISH, a checkpoint gene (93% efficiency), and targeted insertion of green fluorescent protein, or GFP, (91% efficiency), resulting in 76% of the modified T cells with all four edits.

Our T cell engineering capabilities have advanced rapidly in the last two years with improvements in our ZFN design capabilities. These novel architectural enhancements have resulted in a 300-fold increase in potential design options for a given genetic sequence, yielding higher on-target modification activity in preclinical testing, with ex vivo editing efficiencies now reaching as high as 99.5%, and off-target cleavage consistently below the level of detection. We believe these improvements potentially allow for the use of substantially reduced doses of mRNA and AAV, enabling a highly efficient gene editing process that maintains T cell phenotypes, functions and proliferative capacity during ex vivo cell expansion.

TxCell - Regulatory T Cells

          With the TxCell Acquisition, we can now accelerate our research and development of platforms for innovative, personalized T-cell immunotherapies for the treatment of inflammatory and autoimmune diseases with high unmet medical need. Through our subsidiary, TxCell, we believe we will accelerate our entry into the clinic with a CAR-Treg. We are evaluating the potential of the TxCell platform in solid organ transplantation as well as a range of autoimmune diseases, such as multiple sclerosis, rheumatoid arthritis, inflammatory bowel diseases and inflammatory skin diseases. In addition, we intend to use our ZFN gene editing technology to potentially develop next-generation autologous and allogeneic CAR-Treg cell therapies for use in treating autoimmune diseases.

Our CAR Tregs are composed of Tregs engineered with a CAR. The antigen specificity comes from the CAR receptor as shown below.

After their isolation from the blood of patients, Tregs are genetically modified by transduction with CAR. The CAR introduced into Tregs is designed to allow Treg activation and immuno-modulation through in vivo recognition of a protein present in inflamed areas in patients suffering from autoimmune and chronic inflammatory diseases.

THERAPEUTIC PRODUCT DEVELOPMENT

Our Product Development Programs

Hemophilia A and B

Hemophilia is a rare bleeding disorder in which the blood does not clot normally. It is also a monogenic disease, or a disease that is caused by a genetic defect in a single gene. There are several types of hemophilia caused by mutations in genes that encode factors which help the blood clot and stop bleeding when blood vessels are injured. Individuals with hemophilia experience bleeding episodes after injuries and spontaneous bleeding episodes that often lead to joint disease such as arthritis. The most severe forms of hemophilia affect males. The standard treatment for individuals with hemophilia is replacement of the defective clotting factor with regular infusion of recombinant clotting factors or plasma concentrates. These therapies are expensive and sometimes stimulate the body to produce antibodies against the factors that inhibit the benefits of treatment. In these situations, other clotting factors such as Factor VII and X may be used to treat patients.

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

SB-525 – Hemophilia A

We are developing SB-525, a gene therapy product candidate utilizing an AAV carrying a clotting Factor 8 gene construct that is driven by our proprietary synthetic liver specific promoter, as part of a global collaboration between us and Pfizer for the development and commercialization of potential gene therapy programs for hemophilia A (See “—Collaborations—Pfizer Inc.”).

In 2017, we initiated the Alta Study to evaluate the safety and efficacy of SB-525 in adults with severe hemophilia A. The Alta Study is an open-label, ascending-dose clinical trial to evaluate the safety and efficacy of SB-525 in up to 20 adults with severe hemophilia A. In August 2017, we announced that the first subject was treated in our Alta Study. In August 2018, we announced positive preliminary data from the Alta Study. In October 2018, the SMC of the Alta Study reviewed accumulated safety and efficacy data from the six patients enrolled in three dose cohorts. As of that review, SB-525 exhibited dose dependent efficacy on serum factor levels and was generally well-tolerated with no treatment-related serious adverse events and no use of tapering courses of oral steroids. The SMC recommended that the study continue with escalation to an additional dose. We plan to present safety and efficacy data from the Alta Study in 2019 after dose escalation is complete and the clinical trial has progressed to the cohort expansion phase.

SB-525 has been granted Orphan Drug and Fast Track designations by the FDA as well as Orphan Medicinal Product designation by the European Medicines Agency, or EMA.

SB-FIX – Hemophilia B

We are developing SB-FIX, an in vivo genome editing product candidate, to treat hemophilia B. Utilizing our ZFN genome editing technology, we are adding a new therapeutic copy of the Factor 9 gene precisely into the Albumin gene locus in liver cells, and using the strong endogenous Albumin promoter to drive expression of the newly inserted gene. We believe the potential of this approach to provide a permanent correction for a patient may be optimal for a pediatric population by potentially reducing or eliminating the need for chronic infusions of replacement proteins or clotting factor products. We have published data demonstrating the potential utility of this approach for several different monogenic disease applications in addition to hemophilia B.

In 2016, we initiated a Phase 1/2, open-label, ascending dose clinical trial, the FIXtendz Study, to evaluate safety and efficacy of SB-FIX in adult males with severe hemophilia B. The FIXtendz Study is designed to enroll up to 12 subjects across three dose cohorts. In February 2018, the Medicines and Healthcare Products Regulatory Agency, or MHRA, of the United Kingdom granted Clinical Trial Authorisation, or CTA, for enrollment of subjects into the FIXtendz Study. The CTA permits evaluation of SB-FIX in adults. Recently, we announced the treatment of the first adult patient in this study and expect to announce safety and efficacy data in 2019.

SB-FIX has been granted Orphan Drug and Fast Track designations by the FDA.

Inherited Metabolic Diseases, or IMDs

IMDs are a heterogeneous group of rare inherited metabolic disorders including: MPS I, MPS II, Fabry disease, Gaucher disease; and many others. These disorders are caused by defects in genes that encode proteins known as enzymes, which break down and eliminate unwanted substances in cells. These enzymes are found in structures called lysosomes which act as recycling sites in cells, breaking down unwanted material into simple products. A defect in a lysosomal enzyme leads to the accumulation of toxic levels of the substance that the enzyme would normally eliminate. These toxic levels may cause cell damage which can lead to serious health problems.

MPS I is caused by mutations in the gene encoding the alpha-L-iduronidase, or IDUA, enzyme, resulting in a deficiency of IDUA enzyme, which is required for the degradation of the glycosaminoglycans, or GAGs, dermatan sulfate and heparan sulfate. The inability to degrade GAGs leads to their accumulation within the lysosomes throughout the body. Individuals with this mutation experience multi-organ dysfunction and damage. Depending on the severity of the mutations and degree of residual enzyme activity, affected individuals may develop enlarged internal organs, joint stiffness, skeletal deformities, corneal clouding, hearing loss and cognition impairments. Three forms of MPS I, in order of increasing severity, include Scheie, Hurler-Scheie and Hurler syndromes. According to the National Organization for Rare Disorders, one in 500,000 births in the United States will result in Scheie syndrome, one in 115,000 births will result in Hurler/Scheie, and one in 100,000 births will result in Hurler syndrome. There are approximately 1,000 MPS I patients in the United States.

MPS II is an X-linked disorder primarily affecting males and caused by mutations in the gene encoding the IDS enzyme. This results in a deficiency of IDS enzyme, which is required for the degradation of GAGs. Similar to MPS I, the inability to degrade GAGs leads to their accumulation within the lysosomes throughout the body. Individuals with this mutation experience multi-organ dysfunction and damage. Children with MPS II appear normal at birth but begin showing symptoms of developmental delay by age 2 – 3 years. Depending on the severity of the mutations and degree of residual enzyme activity, affected individuals may develop delayed development, enlarged internal organs, cardiovascular disorders, stunted growth and skeletal abnormalities and hearing loss. The disorder is progressive, and symptoms range from mild (normal cognitive function) to severe (cognitively impaired). According to the National MPS Society, approximately one in 100,000 to one in 170,000 births, primarily male births, in the United States will result in MPS II. There are approximately 500 MPS II patients in the United States.

Fabry disease is an X-linked disorder primarily affecting males and caused by a mutation in the gene encoding the alpha-galactosidase A, or alpha-Gal A, enzyme, resulting in a deficiency of alpha-Gal A enzyme, which is required for the degradation of the ganglioside globotriaosylceramide, a particular type of fatty substance. The inability to degrade this fatty substance leads to its accumulation within the lysosomes throughout the body. Individuals with this mutation experience multi-organ dysfunction and damage. Depending on the severity of the mutations and degree of residual enzyme activity, affected individuals may develop progressive kidney damage, heart attack, stroke, gastrointestinal complications, corneal opacity, tinnitus and hearing loss. Milder forms of the disorder present later in life and affect only the heart or kidneys. According to the National Institutes of Health, or NIH, U.S. National Library of Medicine, one in 40,000 to one in 60,000 male births in the United States will result in Fabry disease. There are approximately 2,200 males with Fabry disease in the United States. This mutation can also occur in females, however, is less common and the frequency is unknown.

There are limited treatments currently available for MPS I, MPS II and Fabry disease. For individuals with MPS I, there are only two options: hematopoietic stem cell transplantation, or HSCT, for those with the most severe form of the disease (Hurler) and ERT for patients with the attenuated forms of the disease (Hurler-Scheie, Scheie). However, the reported mortality rate after HSCT is approximately 15% and the survival rate with successful engraftment is 56%. Most patients with milder forms of the disease receive weekly ERT, usually in a doctor’s office. These IDUA enzyme infusions take on average four to six hours to administer. Weekly and bi-weekly ERT infusions are the only available approved treatment options for MPS II and Fabry disease, respectively. Because of the availability of few approved treatment options that effectively and safely treat these diseases, there remains significant unmet medical need.

SB-318 – MPS I

We are developing SB-318, an in vivo genome editing product candidate, to treat MPS I. Using the same approach as our hemophilia B product candidate, SB-FIX, we are adding a new therapeutic copy of the IDUA gene precisely into the Albumin gene locus in the genome of liver cells, using the strong endogenous Albumin promoter to drive expression of the newly inserted gene. We believe the potential of this approach to provide a permanent correction for a patient may be optimal for a pediatric population by potentially reducing or eliminating the need for chronic ERT infusions.

In 2017, we initiated the EMPOWERS Study to evaluate SB-318 in adult subjects with attenuated MPS I. The EMPOWERS Study is designed to enroll up to nine subjects across three ascending dose cohorts.

In October 2018, the SMC reviewed accumulated safety and efficacy data from the EMPOWERS Study. In accordance with the recommendation of the SMC, the second patient enrolled in the EMPOWERS Study received the 5e13 vg/kg dose, the highest dose.

In February 2019, we announced the interim results of the EMPOWERS Study. SB-318 demonstrated increased leukocyte IDUA activity in patients with MPS I. One patient has been dosed with 1e13 vector genomes per kilogram body weight (vg/kg) of SB-318 and two patients have been dosed with 5e13 vg/kg of SB-318. The interim results suggest a dose-dependent increase in leukocyte IDUA activity, with activity levels rising above baseline and in the normal range (normal range is 6.0-71.4 nmol/hr/mg). However, plasma IDUA activity was unchanged from baseline in all three patients. Baseline urine GAG measurements for the three patients in the EMPOWERS Study were in a range considered to be at or slightly above normal. Urine GAG measurements showed no meaningful change at the time of the announcement. Safety data were collected and analyzed for the three patients. Administration of SB-318 was generally well-tolerated. No treatment related serious adverse events have been reported. Of the six total adverse events reported, all were mild or moderate and consistent with ongoing MPS I disease, and none were considered related to SB-318 treatment. The clinical relevance of the biochemical changes observed following administration of SB-318 will be assessed as clinical data and patient outcomes are analyzed following a trial of withdrawal from ERT. ERT withdrawal is expected for these patients later in 2019. We expect to report analyses of liver biopsies later in 2019.

We have developed second generation albumin locus ZFN constructs for potential use in the ongoing in vivo genome editing development programs. We plan to initiate a clinical trial this year using these second-generation ZFNs that should enable a Phase 3 decision for the MPS II program in 2020.

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

In 2017, we initiated an open-label, dose-ascending Phase 1/2 clinical trial, the CHAMPIONS Study, to evaluate the safety and efficacy of SB-913 in adult male subjects with attenuated MPS II, designed to enroll up to nine subjects across three ascending dose cohorts. In November 2017, we announced that the first subject had been treated in the CHAMPIONS Study. Two patients are currently enrolled in each of cohort 1 (low-dose), cohort 2 (mid-dose) and cohort 3 (high-dose), along with an additional three patients, all of which have received the high dose, in an expanded cohort.

In February 2018, we presented preliminary six-week safety data from the first subject enrolled in the CHAMPIONS Study. The data demonstrated that the subject tolerated the infusion well. Mild (Grade 1) adverse events related to the study drug were reported on the fourth day after dosing. These were dizziness, weakness and frequent urination, all of which resolved within one day without treatment. No other adverse events related to the study drug have been observed. Liver function tests have remained within normal limits for the patient since the infusion. In September 2018 we announced updated preliminary safety and efficacy data from the CHAMPIONS Study. In cohort 2 of the CHAMPIONS study, at 16 weeks post-dosing, mean reductions were observed in total urinary GAGs (which is a key biomarker of MPS II disease pathophysiology), dermatan sulfate, and heparan sulfate of 51%, 32%, and 61%, respectively. In October 2018, the SMC of the CHAMPIONS Study reviewed accumulated safety and efficacy data from all three cohorts and made the following three recommendations: 1) proceed to the cohort expansion phase of the clinical trial with the dose used at the third dose cohort (5e13 vg/kg); 2) initiate screening and enrollment of adolescent subjects (12 to 17 years of age); and 3) initiate the withdrawal of ERT when appropriate.

In February 2019, we announced interim study results from the CHAMPIONS Study. SB-913 showed preliminary evidence of in vivo genome editing in patients with MPS II. Small increases in IDS enzyme activity compared to baseline were recorded in one patient in cohort 1 (low-dose) and two patients in cohort 2 (mid-dose) of the CHAMPIONS Study. At 24 weeks these measurements remained within the expected range for baseline values (less than 10 nmol/hour/mL, as compared to the normal range which is estimated at greater than 82 nmol/hour/mL). A more substantial increase in plasma IDS activity was measured in the second patient in cohort 3 (high-dose), with levels rising to approximately 50 nmol/hour/mL by week 6 following SB-913 administration. The plasma IDS activity levels subsequently decreased in the context of the development of a mild transaminitis – a known risk of AAV-based therapies – due to a suspected immune response. Grade 1 elevations in liver function tests were measured at Day 62, 111 and 128. The patent was hospitalized on Day 121 for an incarcerated umbilical hernia considered unrelated to the SB-913. As of the date of our February 2019 announcement, the patent’s plasma IDS activity measured 14 nmol/hour/mL, above the baseline value but below the normal range. Baseline GAG measurements for all six patients were in a range considered at or slightly above normal, except for heparan sulfate which was elevated in all patients at baseline. At 24 weeks post-dosing, urine GAG results did not show a meaningful change. Safety data on eight patients were collected and analyzed. Administration of SB-913 was generally well-tolerated in all eight patients. Of the 18 total adverse events reported as related to SB-913, 16 were mild (Grade 1), two were moderate (Grade 2) and all adverse events resolved. There were no treatment-related serious adverse events reported. The clinical relevance of the biochemical changes observed following administration of SB-913 will be assessed as clinical data and patient outcomes are analyzed following a trial of withdrawal from ERT. Two mid-dose and one high-dose patients have initiated ERT withdrawal. One mid-dose patient was recommended to resume ERT approximately three months after initiation of ERT withdrawal due to fatigue and increasing GAG measurements. Analyses from these withdrawals will be available later this year.

SB-913 has been granted Orphan Drug, Rare Pediatric Disease and Fast Track designations by the FDA, as well as Orphan Medicinal Product designation by the EMA.

ST-920 — Fabry Disease

We are developing ST-920 for Fabry disease, a gene therapy product candidate utilizing an AAV, carrying a galactosidase alpha, or GLA, gene construct, coding for the alpha-Gal A enzyme, driven by our proprietary synthetic liver specific promoter. Our IND submitted to the FDA for ST-920 became effective in January 2019 and we expect to initiate a Phase 1/2 clinical trial in 2019.

Hemoglobinopathies: Beta-thalassemia and Sickle Cell Disease

Mutations in the gene encoding beta-globin, the oxygen carrying protein of red blood cells, lead to hemoglobinopathies such as beta-thalassemia and SCD. Both diseases manifest in the months after birth, when patients switch from producing functional fetal gamma-globin to a mutant form of adult beta-globin, which results in their condition. Naturally occurring increased levels of fetal hemoglobin have been shown to reduce the severity of both beta-thalassemia and SCD.

Beta-thalassemia is a rare disorder that results in greatly impaired production of healthy red blood cells despite bone marrow over activity, leading to life-threatening anemia, enlarged spleen, liver and heart, and bone abnormalities. We are focused on Beta-thalassemia major, which is a severe form of thalassemia that requires regular, often monthly, blood transfusions and subsequent iron-chelation therapy to treat iron overload. The Centers for Disease Control and Prevention, or CDC, estimates that 1,000 people have beta-thalassemia major in the United States, and an unknown number carry the genetic trait and can pass it on to their children.

In SCD, the mutation causes the red blood cells to form an abnormal sickle or crescent shape. The cells are fragile and deliver less oxygen to the body’s tissues. They can also get stuck more easily in small blood vessels and break into pieces that can interrupt healthy blood flow which further decreases the amount of oxygen flowing to body tissues. Almost all patients with SCD experience these painful vaso-occlusive crises, which can last from hours to days and may cause irreversible organ damage. Current standard of care is to manage and control symptoms, and to limit the number of crises. Treatments include administration of hydroxyurea, blood transfusions, iron-chelation therapy, pain medications and antibiotics. The CDC estimates that there are 90,000 to 100,000 Americans living with SCD, which occurs in approximately one out of every 365 African-American births and one out of every 16,300 Hispanic-American births.

ST-400 – Beta-thalassemia; BIVV-003 — SCD

We are developing ST-400 for the treatment of beta-thalassemia and our collaboration partner, Bioverativ, Inc., or Bioverativ, a wholly owned subsidiary of Sanofi Genzyme Corporation, or Sanofi Genzyme, is developing BIVV-003 for the treatment of SCD. Both ST-400 and BIVV-003 are genome-edited cell therapies that use our ZFN genome editing technology to modify a patient’s own, or autologous, HSPCs to produce functional red blood cells using fetal hemoglobin. Our genome editing technology can be used in HSPCs to precisely disrupt regulatory sequences that control the expression of key transcriptional regulators, such as the BCL11A erythroid enhancer sequence, to reverse the switch from expression of the mutant adult beta-globin back to the production of functional fetal gamma-globin.

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

Preclinical data from clinical-scale in vitro studies have demonstrated that ST-400 and BIVV-003 can be manufactured by reproducible, high-level, ZFN-mediated modification in HSPCs mobilized in peripheral blood at clinical production scale (>108 cells), with an on-target modification efficiency of greater than 80%. Furthermore, erythroid differentiation of enhancer targeted cells showed modification of both BCL11A erythroid enhancer alleles in more than 50% of the erythroid colonies and resulted in a greater than four-fold increase in gamma globin mRNA and protein production, compared to controls. Preclinical specificity studies of ST-400 and BIVV-003 revealed no detectable off-target activity using state-of-the art, unbiased, highly sensitive oligo-capture assays. Preclinical data from in vivo studies in immune-deficient mice demonstrated robust long-term (19 weeks) engraftment and that targeted gene modification was maintained through multi-lineage differentiation in the bone marrow and peripheral blood.

Our IND submitted to the FDA for ST-400 became effective in September 2017, and we have designed an open-label, single arm Phase 1/2 clinical trial to evaluate the safety and efficacy of ST-400 in up to six adult subjects with beta-thalassemia. This trial was initiated in February 2018 and the first patient was enrolled in June 2018 and dosed in January 2019.

Bioverativ is our partner for ST-400 and is responsible for the clinical development of BIVV-003 for sickle cell disease, or SCD. The Phase 1/2 clinical trial to evaluate the safety and efficacy of BIVV-003 in up to eight adult subjects with SCD was initiated in August 2018 and patients are currently being screened in the United States. For more information relating to our collaboration with Bioverativ, see “—Collaborations—Bioverativ, Inc.”

CAR-Treg

With the TxCell Acquisition, we can now accelerate our research and development of innovative, personalized T-cell immunotherapies for the treatment of inflammatory and autoimmune diseases with high unmet medical need. In this regard, we expect that the TxCell Acquisition will accelerate our entry into the clinic with a CAR-Treg (which is a regulatory T cell, or Treg, genetically modified with a chimeric antigen receptor, or CAR) therapy. We are evaluating the potential of the TxCell platform in solid organ transplantation as well as a range of autoimmune diseases, such as multiple sclerosis, rheumatoid arthritis, inflammatory bowel diseases and inflammatory skin diseases. In addition, we intend to use our ZFN gene editing technology to potentially develop next-generation autologous and allogeneic CAR-Treg cell therapies for use in treating autoimmune diseases. We plan to initiate a Phase 1/2 clinical trial of for TX-200, our first CAR-Treg investigational product candidate for solid organ transplant, in 2019.

Engineered Cell Therapies

In February 2018, we entered into a worldwide collaboration with Kite Pharma, Inc., or Kite, a wholly owned subsidiary of Gilead Sciences, Inc., or Gilead, using our ZFN technology platform for the development of next-generation ex vivo cell therapies in oncology.

Central Nervous System

Tauopathies

We are using our ZFP TF gene regulation platform to develop potential gene therapies for tauopathy disorders, including Alzheimer’s disease and other neurodegenerative diseases. We believe a reduction in tau protein levels can help reduce intracellular tau protein aggregation and the formation of neurofibrillary tangles in neurons, potentially ameliorating or reversing disease progression. We believe this approach may have a significant advantage compared to monoclonal antibody-based approaches to Alzheimer’s disease and other tauopathy disorders because it is designed to selectively down-regulate the tau gene in neurons with the goal of reducing all forms of the tau protein globally across the central nervous system, or CNS. In contrast, monoclonal antibody-based approaches are limited in that they can only bind to certain forms of tau proteins.

Preclinical studies in wildtype mice demonstrated that a single administration of tau-targeting ZFP TFs resulted in up to 70% reduction of tau mRNA and protein expression across the entire CNS, as well as sustained and well-tolerated ZFP TF expression with minimal impact on inflammatory markers. Additional preclinical studies in amyloid mouse models of Alzheimer’s disease demonstrated up to 80% reduction of tau protein levels in the brain and cerebrospinal fluid, as well as significantly reduced neuritic dystrophy after a single administration of ZFP TFs in mice with established disease pathology.

We are currently conducting preclinical studies in NHPs to evaluate our ZFP TFs in larger mammalian species. We intend to seek a partner with disease area expertise for the clinical development and commercialization of this program.

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

We also have research stage programs in other monogenic diseases, immunology and cancer immunotherapy. See “—Collaborations—Pfizer Inc.” for more information relating to this agreement.

Huntington’s Disease

Huntington’s disease is an inherited, progressive neurologic disease for which there is no treatment or cure. The disease is caused by a particular type of mutation in a single gene, the HTT gene. Most patients inherit one normal and one defective or mutant copy of the HTT gene, which causes Huntington’s disease. The mutation is characterized by expansion of a repeated stretch of DNA sequence within the gene called a “CAG repeat.” A normal copy of the HTT gene usually has 10 to 29 of these CAG repeats but a defective copy has many more — generally greater than 39 repeats. While the protein produced by the normal copy of the gene appears to be essential for development (mice lacking the gene do not survive to birth), the product of the mutated gene is damaging to cells. Symptoms, which include deterioration of muscle control, cognition and memory, usually develop between 35 and 44 years of age. It is known that the greater the number of CAG repeats, the earlier the onset. Huntington’s disease is usually fatal within 15 to 20 years after the onset of symptoms. The disease has a high prevalence for an inherited disorder. According to the Huntington’s Disease Society of America, approximately 30,000 people in the United States have Huntington’s disease. In addition, it is estimated that approximately 200,000 people in the United States are at risk of developing the disease.

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

We plan to advance the SB-728 program through potential future externally-funded collaborations.

COLLABORATIONS

We have established collaborative and strategic partnerships for several of our therapeutic programs and also for several non-therapeutic applications of our technology. We will continue to pursue further partnerships when appropriate with selected pharmaceutical and biotechnology companies to fund internal research and development activities and to assist in product development and commercialization. Our partnering decisions will be based on the best way to bring new medicines to patients and on an evaluation of our capacity to bring such products to commercial stage rapidly and efficiently on our own. We are applying our ZFN technology platform to several commercial applications in which our products provide us and our strategic partners and collaborators with potential technical, competitive and economic advantages.

Kite Pharma, Inc.

In February 2018, we entered into a collaboration and license agreement with Kite, a wholly-owned subsidiary of Gilead, for the research, development and commercialization of potential engineered cell therapies for cancer. Kite will be responsible for all clinical development and commercialization of any resulting products. The Kite agreement became effective on April 5, 2018, when the waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and other customary closing conditions were completed.

Subject to the terms of this agreement, we granted Kite an exclusive, royalty-bearing, worldwide, sublicensable license, under our relevant patents and know-how, to develop, manufacture and commercialize, for the purpose of treating cancer, specific cell therapy products that may result from the research program and that are engineered ex vivo using selected ZFNs and AAVs developed under the research program, to express CARs, TCRs or NKRs directed to candidate targets.

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

We received a $150 million upfront payment from Kite when the Kite agreement became effective in April 2018. In addition, Kite will reimburse our direct costs to conduct the joint research program, and Kite will be responsible for all subsequent development, manufacturing and commercialization of any licensed products. We are also eligible to receive contingent development- and sales-based milestone payments that could total up to $3.01 billion if all the specified milestones set forth in this agreement are achieved. Of this amount, approximately $1.26 billion relates to the achievement of specified research, clinical development, regulatory and first commercial sale milestones, and approximately $1.75 billion relates to the achievement of specified sales-based milestones if annual worldwide net sales of licensed products reach specified levels. Each development- and sales-based milestone payment is payable (i) only once for each licensed product, regardless of the number of times that the associated milestone event is achieved by such licensed product, and (ii) only for the first ten times that the associated milestone event is achieved, regardless of the number of licensed products that may achieve such milestone event. In addition, we will be entitled to receive escalating, tiered royalty payments with a percentage in the single digits based on potential future annual worldwide net sales of licensed products. These royalty payments will be subject to reduction due to patent expiration, entry of biosimilar products to the market and payments made under certain licenses for third-party intellectual property.

Kite has the right to terminate this agreement, in its entirety or on a per licensed product or per candidate target basis, for any reason after a specified notice period. Each party has the right to terminate this agreement on account of the other party’s bankruptcy or material, uncured breach.

Pfizer Inc.

We have two separate collaboration agreements with Pfizer. In May 2017, we entered into an exclusive, global collaboration and license agreement with Pfizer, pursuant to which we established a collaboration for the research, development and commercialization of SB-525, our gene therapy product candidate for hemophilia A, and closely related products.

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

Bioverativ Inc.

In January 2014, we entered into an exclusive worldwide collaboration and license agreement with Bioverativ, a wholly-owned subsidiary of Sanofi Genzyme, to develop therapeutics for hemoglobinopathies, focused on beta-thalassemia and SCD. Under the agreement, we are jointly conducting two research programs: the beta-thalassemia program and the SCD program. In the beta-thalassemia program, we are responsible for all discovery, research and development activities through the first human clinical trial. In the SCD program, both parties are responsible for research and development activities through the submission of an IND application for ZFP therapeutics intended to treat SCD. Bioverativ reimburses us for agreed upon internal and external program-related costs.

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

Shire International GmbH

In January 2012, we entered into a collaboration and license agreement with Shire, a wholly-owned subsidiary of Takeda, to research, develop and commercialize human therapeutics and diagnostics for monogenic diseases based on our ZFP technology. We received an upfront license fee of $13.0 million in 2012 and recognized a $1.0 million milestone payment in 2014. In September 2015, we amended and restated our agreement with Shire. Pursuant to the amended and restated agreement, Shire retained its exclusive, worldwide license to ZFP therapeutics for treating Huntington’s disease and returned to us the worldwide, exclusive rights to gene targets for the development and commercialization of ZFP therapeutics for hemophilia A and B.

Under the amended and restated agreement, Shire has full control over, and full responsibility for the costs of, the Huntington’s disease program retained by Shire, subject to certain obligations, including the obligation to retain us to perform ZFP design, optimization and assessment services and to reimburse us for the costs of such services. Shire does not have any milestone payment obligations but is required to pay single digit percentage royalties to us, up to a specified maximum cap, on the commercial sales of ZFP therapeutic products for Huntington’s disease. During the term of the amended and restated agreement, we are not permitted to research, develop or commercialize, outside of the agreement, certain products that target the HTT gene.

Under the amended and restated agreement, we have full control over, and full responsibility for the costs of, the hemophilia A and B programs returned to us by Shire, subject to certain diligence obligations. We also granted Shire a right of first negotiation to obtain a license to such programs under certain circumstances. We are required to pay single digit percentage royalties to Shire, up to a specified maximum cap, on commercial sales of therapeutic products from the programs returned to us by Shire.

The amended and restated agreement may be terminated by (i) us or Shire, in whole or in part, for the uncured material breach of the other party, (ii) us or Shire for the bankruptcy or other insolvency proceeding of the other party and (iii) Shire, in its entirety, effective upon at least 90 days’ advance written notice.

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

In-Licensed Technology

We have exclusively licensed intellectual property directed to the design, selection, and use of ZFPs, ZFNs and ZFP TFs for genome editing and gene regulation from the California Institute of Technology, or Cal Tech, and the University of Utah, or Utah. These licenses grant us exclusive rights to make, use and sell ZFPs, ZFNs and ZFP TFs under three families of patent filings. As of February 15, 2019, these patent filings have resulted in over nine issued U.S. patents and over 26 granted foreign patents and are still active, with one pending U.S. patent application and 2 pending applications in foreign patent offices.

Our license agreement with CalTech granted us a worldwide exclusive license to certain patents related to chimeric nucleases for genome targeting for all fields of use, which expire in September 2023. Our license agreement with Utah granted us a worldwide exclusive license to technology and patents relating to the use of ZFNs for all fields of use, which expires in May 2025.

We have also entered into licenses potentially useful for specific therapeutic uses of our genome editing technologies with the Regents of the University of California or UC, and the Children's Medical Center Corporation or CMCC. The patents included in these licenses relate to CNS disorders and hemoglobinopathies, respectively. These licenses include three patent families, including three issued U.S. patents, 12 allowed or granted foreign patents, over 25 pending foreign patent applications and three pending U.S. patent applications. The UC patents expire in May of 2021, the first CMCC family expires in September 2029, and the second expires in November 2033.

Our subsidiary, TxCell has a license agreement with the University of British Columbia pursuant to which it exclusively licensed the right to the CAR for use in TX-200. This license includes one patent family which expires in September 2038.

Our Intellectual Property

In addition to our in-licensed patent portfolio, we have numerous issued patents and pending patent filings directed to the design, composition and use of ZFPs, ZFNs, ZFP TFs, TALE proteins and CRISPR/Cas systems and other technology related to our program.

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

We believe that our licensed patents and patent applications, as well as our issued patents and pending patent applications, in the aggregate, will provide us with a substantial intellectual property position in our commercial development of our genome editing, gene therapy, cell therapy and gene regulation programs. In this regard, patents issued to us, applied for by us, or exclusively and non-exclusively licensed to us, cover the following types of inventions, processes and products:

•

ZFP and ZFN design, engineered nucleases, and compositions (four patents issued with expiration dates ranging from 2029 to 2036): includes DNA target site selection, zinc finger binding domain design, nuclease domain design, linker design, DNA nickases, ZFP libraries databases and methods of construction, as well as methods to increase zinc finger binding specificity (see, e.g., US9982245, US10066242, US10113207);

•

ZFP Therapeutics (three patents issued with expiration dates ranging from 2028 to 2031): Methods relating to activation and inhibition of endogenous genes, identification of accessible regions within chromatin, including treatment of Huntington’s disease, HIV, cancer therapeutics, modulation of cardiac contractility and methods to regulate the glucocorticoid receptor (see, e.g., US9943565);

•

Nuclease Therapeutics (12 patents issued with expiration dates ranging from 2031 to 2036): Treatments for HIV, beta-thalassemia and SCD, hemophilia IMDs, genome editing, Parkinson’s Disease, regulation of the expression of PD1; Immunomodulatory therapeutics; Cystic Fibrosis; CNS disease; Severe combined immunodeficiency, Modified T cells, including HLA knock out and methods of editing stem cells (see, e.g., US9877988, US9963715, US10072066, US10081661, US10143760); and

•

Non-Therapeutic Applications of ZFPs and Nucleases (seven patents issued with expiration dates ranging from 2028 to 2035): Identification of regulatory sequences, analysis of gene regulation, structure and biological function, methods of agricultural biotechnology, methods of altering cellular differentiation state, development of cell lines for improved protein production, methods of transgenic animal development, engineering of stem cells, methods of genome editing (see, e.g., US9890395).

The patent positions of pharmaceutical and biotechnology firms, including our patent position, are uncertain and involve complex legal and factual questions for which important legal tenets are largely unresolved and are subject to interpretation and refinement by the court system. Patent applications may not result in the issuance of patents and the coverage claimed in a patent application may be significantly reduced before a patent is issued. Although we have filed for patents on some aspects of our technology, we cannot provide assurances that patents will be issued as a result of these pending applications or that any patent that has been or may be issued will be upheld. The laws of some foreign countries may not protect our proprietary rights to the same extent as do the laws of the United States. For example, our issued European patents EP2171052 and EP2527435 have been opposed in Europe. Our EP2281050 case was revoked during Opposition in November 2016. EP2126054, which is exclusively licensed to TxCell, was revoked during Opposition in November 2018. Similarly, EP2171052 and EP2527435 underwent Opposition hearings in early 2017. Although these cases emerged from the Opposition hearings, the opponent filed appeals that are currently underway, and we do not know what the outcome of these procedures will be. The claims of these patents may be amended such that claim scope is reduced or the patents may be revoked as a result of these procedures.

In the future, third parties may assert patent, copyright trademark, and other intellectual property rights to technologies that are important to our business. For example, TxCell has exclusively licensed the rights to technology related to redirected Treg cells from the Yeda Research and Development Company, or Yeda. A patent included in this exclusive license agreement with Yeda was granted in Europe in July 2016. Subsequent to this grant, the patent was opposed by several parties in May 2017 and revoked in November 2018. The outcome following legal assertions of invalidity and unenforceability is unpredictable. Any claims asserting that our products infringe or may infringe proprietary rights of third parties, if determined adversely to us, could significantly harm our business. See “Risk Factors—Risks Relating to Our Intellectual Property”.

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

Accordingly, our competitors may succeed in obtaining patent protection, receiving FDA approval, or commercializing competitive products before us. If we commence commercial product sales, we may be competing against companies with greater marketing, sales, distribution and manufacturing capabilities, areas in which we have limited or no experience. In addition, any product candidate that we successfully develop may compete with existing products that have long histories of safe and effective use.

Although we are in the clinical development phase of operations and have no current therapeutic product sales, we believe the following companies, products and/or technologies may potentially be competitive with our technology or our product candidates under development:

•

Protein pharmaceuticals under development at pharmaceutical and biotechnology companies such as Pfizer, Bayer AG, Novo Nordisk A/S, Genzyme Corp., Shire, BioMarin Pharmaceutical Inc., Biogen Inc., Acceleron Pharma Inc., ArmaGen, Inc., Protalix Biotherapeutics, Inc., F. Hoffman-LaRoche Ltd., Novartis AG, or Novartis, and numerous other pharmaceutical and biotechnology firms.

•

Gene therapy companies developing gene-based products in clinical trials. Orchard Therapeutics plc’s Strimvelis™ (acquired from GlaxoSmithKline plc, or GSK) is approved in Europe and Spark Therapeutics, Inc.’s LUXTURNA™ is approved in the United States and Europe. Other competitors in this category may include, but not be limited to, uniQure N.V., BioMarin Pharmaceutical Inc., bluebird bio, Inc., REGENXBIO Inc., Ultragenyx Pharmaceutical Inc., Voyager Therapeutics, Inc., Shire, Pfizer, Freeline Therapeutics and Novartis.

•

Cell therapy companies developing cell-based products. Novartis’ Kymriah™ and Gilead’s Yescarta™, two gene-modified cell-based therapies, are approved in both the United States and Europe. Other competitors in this category may include, but not be limited to, Adaptimmune Therapeutics PLC, bluebird bio, Inc., Cellectis S.A., Juno Therapeutics, Inc., Kite / Gilead, AvroBio, Inc., Medeor Therapeutics, Inc., CRISPR Therapeutics AG, Intellia Therapeutics, Inc., Casebia Therapeutics, Targazyme, Inc., ZIOPHARM Oncology, Inc., Tmunity Therapeutics, Inc., Caladrius Biosciences, Inc., TRACT Therapeutics, Inc., Cellenkos™, Inc., Regcell Co., Ltd. and Celgene Corporation, or Celgene.

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

•

Antisense therapeutics and RNA interference technology, including RNAi and microRNA, which are technologies that may compete with us in the development of novel therapeutic products acting through the regulation of gene expression. These technologies are being developed by several companies including Alnylam Pharmaceuticals, Inc., Ionis Pharmaceuticals, Inc., Sanofi Genzyme and Regulus Therapeutics Inc.

•

Small molecules in development from both in-house drug discovery programs of pharmaceutical companies such as Pfizer, GSK, Novartis AG and Merck & Co., Inc., as well as from biotechnology companies with expertise and capabilities in small molecule discovery and development such as Gilead, Sanofi Genzyme, Celgene and Global Blood Therapeutics, Inc., which has a small molecule product in development for SCD.

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

Our ability to compete successfully will depend, in part, on our ability to:

•	develop safe, efficacious and commercially attractive proprietary products;
•	obtain access to gene transfer technology on commercially reasonable terms;
•	obtain required regulatory approvals;
•	obtain reimbursement for our products in approved indications;
•	attract and retain qualified scientific and product development personnel;
•	enter into collaborative and strategic partnerships with others, including our competitors, to develop our technology and product candidates;
•	obtain and enforce patents, licenses or other proprietary protection for our products and technologies;
•	formulate, manufacture, market and sell any product that we develop;
•	develop and maintain products that reach the market first and are technologically superior to or are of lower cost than other products in the market; and
•	recruit subjects into our clinical trials in a timely fashion.

MANUFACTURING

We rely on contract manufacturing organizations, or CMOs, to produce our preclinical and clinical product candidates in accordance with FDA and EMA mandated regulations, also known as current good manufacturing practices, or cGMPs. We employ a technical operations staff in the areas of process development, analytical development, quality control, quality assurance, project management, and manufacturing to facilitate appropriate oversight of our CMOs, support of our regulatory filings and execution of clinical trials. In 2017, we expanded our services agreement with Brammer Bio MA, LLC to provide dedicated capacity to supply our preclinical and clinical programs. Additionally, we plan to build a cGMP manufacturing facility in our new building in Brisbane, CA for which we are currently occupying the 2nd and 3rd floors. This facility will be designed to manufacture Phase 1/2 clinical trial supplies for our pipeline programs. We believe this balanced approach to manufacturing, investing in internal capacity/capabilities while strengthening our commitment to external capacity, will enable us to meet our anticipated pipeline needs.

We currently leverage three distinct manufacturing platforms: AAV vector production for our genome editing and gene therapy product candidates, HSPC modification for our cell therapy product candidates and engineered T cell therapies. We use a commercial scale baculovirus manufacturing platform to manufacture AAV vectors for genome editing and gene therapy, with each AAV vector packaging a different transgene specific to the target indication or ZFN. The manufacturing process for our HSPC cell therapy product candidates utilizes the patient’s own HSPCs. These HSPCs are transfected using mRNA to produce ZFNs that target specific DNA sites, resulting in modified HSPCs. The third platform utilizes our ZFN technology to transform CAR-Tregs for autologous and allogeneic cell therapies. With the acquisition of TxCell, we also added capabilities to manufacture regulator T-cells in therapeutic quantities to be used to treat auto-immune disorders.

GOVERNMENT REGULATION

We operate within the heavily regulated pharmaceutical framework and much of our operations, including nonclinical and clinical trials, development, manufacturing, commercialization, marketing and reimbursement are subject to regulatory approvals. Relevant regulatory authorities include, but are not limited to, the FDA, the EMA, Commission of the European Union, or EU member state agencies, including the UK Medicines and Healthcare Products Regulatory Agency, or MHRA.

In the United States, the FDA regulates biologic products including gene therapy and human cellular therapy products under the Federal Food, Drug, and Cosmetic Act, or the FDCA, the Public Health Service Act, or the PHSA, and regulations and guidance implementing these laws. The FDCA, PHSA and their corresponding regulations govern, among other things, the testing, manufacturing, safety, efficacy, labeling, packaging, storage, record keeping, distribution, reporting, advertising and other promotional practices involving biologic products. Applications to the FDA are required before conducting human clinical testing of biologic products and in the European Union approval must be obtained from the EMA. FDA approval also must be obtained before marketing of biologic products. The process of obtaining regulatory approvals and the subsequent compliance with appropriate federal, state, local and foreign statutes and regulations require the expenditure of substantial time and financial resources and we may not be able to obtain the required regulatory approvals.

Accelerated Assessment

A number of agencies, including the FDA and the EMA, have accelerated approval programs, including for innovative products and in areas of high unmet medical need, such as PRIME in the EU. These programs require a certain level of evidence demonstrating safety and efficacy in patients from early stage clinical trials. Entry into one of these accelerated schemes may result in assistance with the scientific opinion and faster approval timelines. Some of these programs may offer joint approval and reimbursement advice. It is noted that even applications in an accelerated assessment scheme may be assessed under standard timelines, where the regulatory authority deems it necessary to address more questions.

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

•

preparation and submission to the FDA of a biologics license application, or BLA, for marketing approval that includes substantial evidence of safety, purity and potency from results of nonclinical testing and clinical trials;

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

Human gene transfer protocols are subject to the FDA’s oversight and other clinical trial regulations, and oversight at the local level as set forth in NIH Guidelines. Specifically, under the NIH Guidelines, supervision of human gene transfer trials includes evaluation and assessment by an institutional biosafety committee, or IBC, a local institutional committee that reviews and oversees research utilizing recombinant or synthetic nucleic acid molecules at that institution. The IBC assesses the safety of the research and identifies any potential risk to public health or the environment, and such review may result in some delay before initiation of a clinical trial. Compliance with the NIH Guidelines is mandatory for investigators at institutions receiving NIH funds for research involving recombinant DNA. However, many companies and other institutions, not otherwise subject to the NIH Guidelines, voluntarily follow them.

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

EU Drug Development Process

Similar to the United States, the EU regulatory framework sets both EU-wide and national, Member State-specific requirements for the development and approval of medicinal products. Article 8(3) of Directive 2001/83/EC sets out the contents of a marketing authorization, or MA, application and all the information that must be submitted for the evaluation of a medicinal product. Certain preclinical (also termed “non-clinical”) data is required in order to enable clinical trials and later be used in dossier for a marketing authorization application. All studies should take place in accordance with GLP and all applicable EMA, Commission and European Pharmacopoeia guidelines on preclinical studies, including guidance on quality, non-clinical and clinical aspects of medicinal products containing genetically modified cells.

The requisite amount of preclinical data enables the design of a clinical trial, from Phase I (first-in-human clinical trials) through to Phases II and III, which are safety and efficacy and dosing studies and similar restrictions and requirements apply as in the US regarding preclinical data, approvals for trials using vectors. The preclinical tests should establish parameters such as toxicity, pharmacodynamics and pharmacokinetic properties, the quality of gene transfer medicinal products. Due to the particular nature of gene therapy medicinal products, it is recognized that that it may not always be possible for the non-clinical safety studies to be in conformity with the principles of GLP and a proper justification should be submitted where a pivotal non-clinical safety study has not been conducted under GLP rules.

Clinical studies are crucial to obtaining the required data and the requirements governing the conduct of clinical trials are further analyzed below.

All medicinal products and advanced therapy medicinal products, or ATMPs, must be manufactured in accordance with the guidelines on GMP, and in a GMP licensed facility, which can be subject to GMP inspections.

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

Post‑approval clinical trials, sometimes referred to as Phase 4 clinical trials, may be conducted after initial approval. These clinical trials are used to gain additional experience from the treatment of patients in the intended therapeutic indication, particularly for long‑term safety follow‑up. Sometimes approval for a product is conditional upon the completion of post-marketing clinical studies.

During all phases of clinical development, regulatory agencies (such as the FDA, the EMA and other comparable regulatory agencies) require extensive monitoring and auditing of all clinical activities, clinical data and clinical trial investigators. Annual progress reports detailing the results of the clinical trials must be submitted to the FDA.

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

The FDA usually recommends that sponsors observe subjects for potential gene therapy‑related delayed adverse events for a 15‑year period, including a minimum of five years of annual examinations followed by 10 years of annual queries, either in person or by questionnaire.

In the EU, clinical trials almost always require approval from a national competent authority of the relevant Member State and an approval from an Ethics Committee. If the medicinal product is considered to be a genetically modified organism, or GMO, then GMO approval must also be obtained. There is no harmonization between Member States regarding the approach to and timelines of GMO approval, which results in significant challenges and time restrictions.

The conduct of clinical trials should follow the approved clinical trial protocol and be in accordance with the principles of GCP.  Gene therapy medicinal products are in addition subject to the rules of GCP for ATMPs (currently in draft form), which outline specific additional safeguards and requirements. Record retention requirements are increased for ATMPs and there are relevant long-term follow up and human safety and traceability requirements.

Compliance with cGMP Requirements

Manufacturers of biologics must comply with applicable cGMP regulations, including quality control and quality assurance and maintenance of records and documentation. Manufacturers and others involved in the manufacture and distribution of such products also must register their establishments with the FDA and certain state agencies. Both domestic and foreign manufacturing establishments must register and provide additional information to the FDA upon their initial participation in the manufacturing process. Any material changes to the manufacturing equipment, process or location of the approved manufacturing site must be reported to the relevant agency/authority. Establishments may be subject to periodic, unannounced inspections by government authorities (including regulatory agencies) to ensure compliance with cGMP requirements and other laws. Discovery of problems may result in a government entity placing restrictions on a product, manufacturer or holder of an approved BLA, and may extend to requiring withdrawal of the product from the market, issue warning or similar letters or seeking civil, criminal or administrative sanctions against the company. The FDA will not approve a BLA unless it determines that the manufacturing processes and facilities are in compliance with cGMP requirements and adequate to assure consistent production of the product within required specification.

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

EU Review and Approval Process

Before a medicinal product can be placed on the market in the EU, it must have received an MA. This could either be at national or EU level under a mutual recognition, decentralized or centralized procedure. Our product candidates are innovative treatments, which will bear the classification of ATMP and/or orphan status. As such, the appropriate authorization procedure is the centralized procedure, which involves an MA being granted by the European Commission following a positive opinion by the EMA. A centralized MA is simultaneously valid in all EU Member States and the European Economic Area, or EEA, (Iceland, Liechtenstein and Norway). A centralized MA also results in a single set of product information (patient information leaflet, labelling and summary of product characteristics) for all EU Member States.

The timeline for the grant of a centralized MA since the time of the application is 210 days for the assessment of the application (including “clock stops” for the applicant to prepare answers to the questions from the EMA). The Committee for Medicinal Products for Human Use, or the CHMP, may either provide a positive or negative opinion. Following a positive opinion, the European Commission will usually issue its legally binding MA after 67 days. A negative opinion may be appealed by the applicant who must submit a request for re-examination within 60 days. There is the possibility for accelerated timelines of drug applications for eligible applicants, which can reduce the timeline to 150 days, if the applicant can produce sufficient justification.

If the MA application contains less comprehensive than the required standard as at the time of the application, when there are public health grounds and often in the case of orphan medicinal products, the EMA may recommend to the European Commission that it issues a different type of an MA, as follows: (a) a Conditional MA (valid for one year and renewable), when the medicinal product shows a positive benefit-risk balance and targets an unmet medical need and it is expected that the applicant will be able to provide comprehensive data in due course; or (b) an MA under ‘exceptional circumstances’, when it is not expected that the applicant will be able to provide comprehensive efficacy and safety data (often for very rare indications).

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

A sponsor also must comply with the FDA’s or appropriate national authority’s advertising and promotion requirements, such as the prohibition on promoting products for uses or in patient populations that are not described in the product’s approved labeling (known as “off‑label use”). Discovery of previously unknown problems or the failure to comply with the applicable regulatory requirements may result in restrictions on the marketing of a product or withdrawal of the product from the market as well as possible civil or criminal sanctions. In addition, changes to the manufacturing process or facility generally require prior FDA approval before being implemented and other types of changes to the approved product, such as adding new indications and additional labeling claims, are also subject to further FDA review and approval.

Orphan designation

We maintain product candidates that have obtained FDA and EU orphan designation (see “Therapeutic Product Development” section above). These products are intended for treating rare conditions that affect fewer than 200,000 people in the U.S., or that affect more than 200,000 persons but are not expected to recover the costs of developing and marketing a treatment drug. In the EU, these rare conditions are defined as having a prevalence of no more than five in every 10,000 people in the EU. Once a medicinal product with orphan designation obtains a marketing approval, it can benefit from a marketing exclusivity period in respect of the specific orphan indication for which the drug has been approved for a period of seven years in the U.S. and for up to ten years in the EU. This measure is intended at incentivizing the development of medicines for rare diseases. The product must be able to maintain its orphan designation, by reference to the criteria of (a) prevalence of the condition and (b) significant benefit of the product over competing products. If the manufacturer is no longer able to assert that the product meets the orphan designation criteria or is not able to provide sufficient quantities, it may lose the orphan market exclusivity.

Clinical Trial Data Disclosure

Many jurisdictions have mandatory clinical trial information obligations on sponsors. In the EU this is under the Transparency Regulation No. 1049/ 2001, EMA Policy 0043, EMA Policy 0070, as well as the new Clinical Trials Regulation No. 536/2014, all of which impose on sponsors the obligation to make publicly available certain information stemming from clinical studies. In the EU, the transparency framework provides for a wide right for (EU-based at the moment) interested parties to submit an access to documents request to the EMA for information included in the marketing authorization application dossier for approved medicinal products. Only very limited information is exempted from disclosure, i.e. commercially confidential information (which is construed increasingly narrowly) and protected personal data. It is possible for competitors to access and use this data in their own research and development programs anywhere in the world, once this data is in the public domain.

Additional Regulation

Although we currently do not have any products on the market, we may be subject to additional healthcare regulation and enforcement by the federal government and by authorities in the states and foreign jurisdictions in which we conduct our business. Such laws include, without limitation, state and federal anti-kickback, fraud, anti-bribery and abuse, false claims, privacy and security and physician transparency laws and regulations, many of which may become more applicable if our product candidates are approved and we begin commercialization. If our operations are found to be in violation of any of such laws or any other governmental regulations that apply to us, we may be subject to penalties, including, without limitation, civil and criminal penalties, damages, fines, the curtailment or restructuring of our operations, exclusion from participation in federal and state healthcare programs, individual imprisonment, suspension or withdrawal of our marketing and commercialization in respect of our commercially approved products, and additional reporting requirements and oversight if we become subject to a corporate integrity agreement or similar agreement to resolve allegations of non-compliance with these laws, any of which could adversely affect our ability to operate our business and our financial results. See “Risk Factors—Our relationships with customers and third-party payors will be subject to applicable anti-

kickback, fraud and abuse and other healthcare laws and regulations, which could expose us to criminal sanctions, civil penalties, contractual damages, reputational harm and diminished profits and future earnings.”

The United States and some foreign jurisdictions are considering enacting or have enacted a number of additional legislative and regulatory proposals to change the healthcare system in ways that could affect our ability to sell our product candidates profitably, if approved. Among policy makers and payors in the United States and elsewhere, there is significant interest in promoting changes in healthcare systems with the stated goals of containing healthcare costs, improving quality and expanding access. In the United States, the pharmaceutical industry has been a particular focus of these efforts, which include major legislative initiatives, such as the Patient Protection and Affordable Care Act of 2010, as amended by the Health Care and Education Reconciliation Act of 2010, to reduce the cost of care through changes in the healthcare system, including limits on the pricing, coverage, and reimbursement of pharmaceutical and biopharmaceutical products, especially under government-funded health care programs, and increased governmental control of drug pricing. See “Risk Factors—Recently enacted and future legislation, including potentially unfavorable pricing regulations or other healthcare reform initiatives, may increase the difficulty and cost for us to obtain regulatory approval of and commercialize our product candidates and affect the prices we may obtain.”

Pricing and reimbursement of a therapeutic product will largely determine the affordability of the product, and whether the product is prescribed and supplied to patients and private insurance companies may take into account government reimbursement methodologies. Due to these proposed and enacted laws, as well as other actions, significant uncertainty exists as to the coverage and reimbursement status of any product candidates for which we obtain regulatory approval, particularly for novel products. In both domestic and foreign markets, sales and reimbursement of any approved products will depend, in part, on the extent to which third-party payors, such as government health programs, commercial insurance and managed healthcare organizations provide coverage, and establish adequate reimbursement levels, for such products. Third-party payors are increasingly challenging the prices charged for medical products and services and imposing controls to manage costs. Third-party payors may limit coverage to specific products on an approved list, also known as a formulary, which might not include all of the FDA-approved products for a particular indication. Additionally, we may need to conduct expensive pharmacoeconomic studies in order to demonstrate the cost-effectiveness of our products. If third-party payors do not consider our products to be cost-effective compared to other therapies, these payors may not cover our products after approved as a benefit under their plans or, if they do, the level of reimbursement may not be sufficient to allow us to sell our products on a profitable basis. See “Risk Factors—Even if we are able to commercialize our product candidates, the products may not receive coverage and adequate reimbursement from third-party payors in the United States and in other countries in which we seek to commercialize our products, which could harm our business.”

In the EU, pricing and reimbursement are the prerogative of Member States. Therefore, the requirements around reimbursement of medicinal products can vary widely.  Each Member State can follow its own approach, subject to common rules of transparency, competition, and freedom of trade and movement in the EU. Many Member States, including France, Germany and the United Kingdom, follow a health technology assessment, or HTA, procedure for medicinal products in order to assess the cost-effectiveness of a product which could then be recommended for reimbursement under the national health services. There is increasingly exchange of information concerning HTAs on a voluntary basis among EU Member States. In the United Kingdom, the National Institute for Health and Care Excellence is the body which conducts HTAs and issues guidance to be followed by the regional health bodies called clinical commissioning groups.

EMPLOYEES

As of February 15, 2019, we had 302 full-time employees. Approximately 247 of these employees are located in California, six of these employees are located in London, UK and the remaining employees are located in France. None of our employees located in California or London are represented by a collective bargaining organization or covered by a collective bargaining agreement, nor have we experienced work stoppages. Our employees located in France are represented by the Confédération Française de l'Encadrement - Confédération Générale des Cadres. We believe that our relations with our employees are good.

AVAILABLE INFORMATION

Our website is located at www.sangamo.com. This Annual Report on Form 10-K, our Quarterly Reports on Form 10-Q and our Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, are available (free of charge) on our website as soon as reasonably practicable after we electronically file this material with, or furnish it to, the SEC. Information found on, or accessible through, our website is not a part of, and is not incorporated into, this Annual Report on Form 10-K.

ITEM 1A – RISK FACTORS

An investment in our common stock involves significant risk. This Form 10-K contains forward-looking information based on our current expectations. Because our actual results may differ materially from any forward-looking statements made by or on our behalf, this section includes a discussion of important factors that could affect our actual future results, including, but not limited to, our revenues, expenses, net loss and net loss per share. You should carefully consider the information described in the following risk factors, together with the other information appearing elsewhere in this report, before making an investment decision regarding our common stock. Unless otherwise indicated or the context suggests otherwise, references in this Annual Report on Form 10-K to “Sangamo,” “we,” “us,” and “our” refer to Sangamo Therapeutics, Inc. and our consolidated subsidiaries, including TxCell S.A., or TxCell

Risks Relating to Development, Commercialization and Regulatory Approval of our Products and Technology

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

We have ongoing Phase 1/2 clinical trials evaluating product candidates for the treatment of hemophilia A (SB-525), hemophilia B (SB-FIX), MPS I (SB-318), MPS II (SB-913), and beta-thalassemia (ST-400). We also plan to initiate a Phase 1/2 clinical trial of TxCell’s first CAR-Treg (which is a regulatory T cell, or Treg, genetically modified with a chimeric antigen receptor, or CAR) investigational product candidate for solid organ transplant, or TX-200, in 2019.

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

In addition, we have not yet reached agreement with regulatory authorities on the development pathway for our product candidates. As a result, we have not yet determined what endpoints would support approval for certain of our programs. Due to the novelty of certain programs, such as SB-913 and SB-318, the endpoints needed to support regulatory approvals may be different than originally anticipated. For example, in order to support regulatory approval for SB-913 and SB-318, we may be required to detect certain levels of enzymes in patients. In this regard, in September 2018, we announced preliminary safety and efficacy data from the Phase 1/2 clinical trial evaluating SB-913, or the CHAMPIONS study. In cohort 2 of the CHAMPIONS study, at 16 weeks post-dosing, mean reductions were observed in total urinary glycosaminoglycans, or GAGs (which is a key biomarker of MPS II disease pathophysiology), dermatan sulfate, and heparan sulfate of 51%, 32%, and 61%, respectively. Due to the sensitivity of the assay we used to measure plasma iduronate-2-sulfatase, or IDS, enzyme levels, we were unable to detect IDS in any of the patients over the 16 weeks following treatment with SB-913. In February 2019, we announced interim results of the CHAMPIONS Study. A newly developed sensitive quantitative assay (lower limit of quantification of 0.78 nmol/hour/mL) was used to measure plasma IDS activity for these interim results. Small increases in IDS enzyme activity compared to baseline were recorded in the two patients receiving the mid-dose and in one patient receiving the high-dose. At 24 weeks post-dosing, these measurements remained within the expected range for baseline values (less than 10 nmol/hour/mL, as compared to the normal range, which is estimated at greater than 82 nmol/hour/mL). While the newly developed, more sensitive assay was able to detect IDS at lower levels, there can be no guarantee that we will be able to continue to be able to detect IDS in patients or otherwise show direct evidence of efficacy or gene editing. Moreover, we also may never see a clinical benefit to patients from SB-913. This may delay or preclude any regulatory approvals for SB-913.

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

Results from preclinical studies or previous clinical trials are not necessarily predictive of future clinical trial results, and interim results of a clinical trial are not necessarily indicative of final results. Our product candidates may fail to show the desired safety and efficacy in clinical development despite demonstrating positive results in preclinical studies or having successfully advanced through initial clinical trials or preliminary stages of clinical trials. In addition, from time to time, we have and may in the future publish or report interim or preliminary data from our clinical trials, such as the preliminary data we announced from the CHAMPIONS study and the Phase 1/2 clinical trial evaluating SB-525, or the Alta Study, as well as the interim data recently announced for the CHAMPIONS study and the Phase 1/2 clinical trial evaluating SB-318, or the EMPOWERS Study. Interim or preliminary data from clinical trials that we may conduct may not be indicative of the final results of the trial and are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and/or more patient data become available. Interim or preliminary data also remain subject to audit and verification procedures that may result in the final data being materially different from the interim or preliminary data. As a result, interim or preliminary data should be considered carefully and with caution until the final data are available.

We have ongoing Phase 1/2 clinical trials evaluating product candidates for the treatment of hemophilia A (SB-525), hemophilia B (SB-FIX), MPS I (SB-318), MPS II (SB-913), and beta-thalassemia (ST-400), and there is no guarantee that we can achieve positive final safety and efficacy results in our Phase 1/2 clinical trials for these product candidates. Moreover, the interim results recently announced for SB-913 and SB318 casts doubt with regard to whether there will be evidence of a clinical benefit of either product candidate. Furthermore, these programs (other than TX-200 that we acquired through the TxCell Acquisition) are novel in-vivo gene therapy or genome editing therapies that utilize adeno-associated viral, or AAV, vector to deliver therapeutic levels of zinc finger nuclease, or ZFN, into the patient’s blood stream. The AAV delivery system has not been validated in human clinical trials previously, and if such delivery system does not meet the safety criteria or cannot produce the desirable efficacy results we expect, we may be forced to suspend or terminate the affected program.

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

Part of our business strategy is to expand our product candidate pipeline by identifying and validating new product candidates, which we may develop ourselves, in-license or otherwise acquire from others. For example, through the TxCell Acquisition, we recently acquired the rights among others to TxCell’s first CAR-Treg product candidate, TX-200, and its CAR-Treg technology and know-how. In this regard, we intend to use our ZFN gene editing technology to potentially develop next-generation autologous and allogeneic CAR-Treg cell therapies for use in treating autoimmune diseases, and expect that the TxCell Acquisition will accelerate our entry into the clinic with a CAR-Treg therapy. However, we are new to the field of immunology and to the use of CARs with Tregs, and we may not be successful at developing a CAR-Treg therapy that can be used in patients. Moreover, we may not achieve the expected accelerated development timeline. If we are unable to successfully develop and obtain regulatory approval for TX-200 or other CAR-Treg therapies and effectively commercialize them, or if we are unable to achieve the expected accelerated development timeline, we may not realize the anticipated benefits from the TxCell Acquisition, resulting in possible impairments or other charges or losses which may materially and adversely affect our results of operations and financial condition.

In addition, in the event that our existing product candidates do not receive regulatory approval or are not successfully commercialized, then the success of our business will depend on our ability to continue to expand our product pipeline through in-licensing or other acquisitions. We may be unable to identify relevant product candidates. If we do identify such product candidates, we may be unable to reach acceptable terms with any third party from which we desire to in-license or acquire them. Even if we are able to successfully identify and acquire such product candidates, we may not be able to successfully manage the risks associated with integrating acquired or in-licensed product candidates or technologies or the risks arising from anticipated and unanticipated problems in connection with an acquisition or in-licensing transaction. Further, while we seek to mitigate risks and liabilities of potential acquisitions and in-licensing transactions through, among other things, due diligence, there may be risks and liabilities that such due diligence efforts fail to discover, that are not disclosed to us, or that we inadequately assess. Any failure in identifying and managing these risks and uncertainties effectively, including in connection with the TxCell Acquisition, would have a material adverse effect on our business. Additionally, we may not realize the anticipated benefits of such transactions for a variety of reasons, including the possibility that acquired product candidates, such as TX-200, prove not to be safe or effective in clinical trials, the integration of an acquired product candidate, technology or business gives rise to unforeseen difficulties and expenditures, or that the expected benefits will not otherwise be realized or will not be realized within the expected timeframe.

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

Identifying and qualifying patients to participate in clinical trials of our product candidates is critical to our success. The timing of our clinical trials depends on our ability to recruit patients to participate as well as completion of required follow-up periods. For example, hemophilia trials often take longer to enroll due to the availability of existing treatments. We have only recently begun to enroll patients into the Phase 1/2 clinical trials evaluating SB-FIX for the treatment of hemophilia B, SB-318 for the treatment of MPS I and ST-400 for the treatment of beta-thalassemia. If we are not able to enroll the necessary number of patients in a timely manner, we may not be able to complete the clinical trial. We may face similar challenges or delays in our other or potential future clinical trials. If patients are unwilling to participate in our gene therapy studies because of negative publicity from adverse events related to the biotechnology or gene therapy fields, competitive clinical trials for similar patient populations or for other reasons, the timeline for recruiting patients, conducting studies and obtaining regulatory approval of our product candidates may be delayed. These delays could result in increased costs, delays in advancing our product candidates, delays in testing the effectiveness of our product candidates or termination of the clinical trials altogether.

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

In February 2019, we announced our development of second generation, potentially more potent ZFN constructs designed to increase editing efficiency. In vitro data of these second-generation ZFNs were reviewed by FDA. The in vitro data showed three potential advantages for use in the clinic: (1) a five to thirty-fold improvement in efficiency and potency due to structural changes; (2) the ability to function equally well in the patients who have a single nucleotide polymorphism in the target locus in the albumin gene (approximately 20% of the population); (3) improvements in specificity. The second generation ZFNs already being manufactured and we expect to be ready to use them in the clinic later this year; however, there can be no assurances that we will be able to effectively deliver this second-generation ZFN to produce a beneficial therapeutic effect. Additional data from our in vivo genome editing programs will be assessed before potential integration plans for the second-generation ZFNs are finalized.

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

As of February 15, 2019, we had 302 full-time employees. We need to grow the size of our organization in order to support our continued development and potential commercialization of our product candidates. In particular, we will need to add substantial numbers of additional personnel and other resources to support our development and potential commercialization of our product candidates. In addition, we may not be able to attract or retain employees with the appropriate levels of experience and to skills to accomplish our objectives. As our development and commercialization plans and strategies continue to develop, or as a result of any future acquisitions, our need for additional managerial, operational, manufacturing, sales, marketing, financial and other resources will increase. Our management, personnel and systems currently in place may not be adequate to support this future growth. Future growth would impose significant added responsibilities on members of management, including:

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

We have generated operating losses since we began operations in 1995. Our net losses for the years ended December 31, 2018, 2017 and 2016 were $68.9 million, $54.6 million and $71.7 million, respectively. The extent of our future losses and the timing of profitability are uncertain, and we expect to incur losses for the foreseeable future. We have been engaged in developing our ZFP technology since inception, which has and will continue to require significant research and development expenditures. To date, we have generated our funding from issuance of equity securities, revenues derived from collaboration agreements, other strategic partnerships in non-therapeutic applications of our technology, federal government research grants and grants awarded by research foundations. As of December 31, 2018, we had an accumulated deficit of $562.7 million. Since our initial public offering in 2000, we have generated an aggregate of approximately $648.7 million in gross proceeds from the sale of our equity securities. We expect to continue to incur additional operating losses for the next several years as we continue to advance our product candidates. If the time required to generate significant product revenues and achieve profitability is longer than we currently anticipate or if we are unable to generate liquidity through equity financing or other sources of funding, we may be forced to curtail or suspend our operations.

We may be unable to raise additional capital, which would harm our ability to develop our technology and product candidates.

We have incurred significant operating losses and negative operating cash flows since inception and have not achieved profitability. We expect capital outlays and operating expenditures to increase over the next several years as we expand our infrastructure and research and product development activities. While we believe our financial resources will be adequate to fund our current operations for at least the next twelve months, we will need to raise substantial additional capital to fund the development, manufacturing and potential commercialization of our product candidates. We regularly consider fund raising opportunities and may decide, from time to time, to raise capital based on various factors, including market conditions and our plans of operation. In addition, as we focus our efforts on proprietary human therapeutics, we will need to seek FDA approvals of potential products, a process that could cost in excess of hundreds of millions of dollars per product. We may experience difficulties in accessing the capital market due to external factors beyond our control such as volatility in the equity markets for emerging biotechnology companies and general economic and market conditions both in the United States and abroad. We cannot be certain that we will be able to obtain financing on terms acceptable to us, or at all. Our failure to obtain adequate and timely funding will materially adversely affect our business and our ability to develop our technology and products candidates and to realize the anticipated benefits of the TxCell Acquisition. Furthermore, any sales of additional equity securities may result in dilution to our stockholders and any debt financing may include business and financial covenants that restricts our operations.

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

Notwithstanding the reduction in the corporate income tax rate, the overall impact of this comprehensive tax legislation resulted in an overall reduction in our deferred tax assets, and our business and financial condition could still be adversely affected as additional guidance and regulations are issued with respect to the original tax law change. In addition, it is uncertain if and to what extent various states will conform to this comprehensive tax legislation. The impact of this comprehensive tax legislation on holders of our common stock is also uncertain and could be adverse. Investors should consult with their legal and tax advisors with respect to this comprehensive tax legislation and the potential tax consequences of investing in or holding our common stock.

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

We rely on trade secret protection and confidentiality agreements to protect proprietary know-how that is not patentable or that we elect not to patent, processes for which patents are difficult to enforce and any other elements of our product candidate discovery and development processes that involve proprietary know-how, information or technology that is not covered by patents. However, trade secrets can be difficult to protect. We seek to protect our proprietary technology and processes, in part, by entering into confidentiality agreements with our employees, consultants, scientific advisors and contractors. We also seek to preserve the integrity and confidentiality of our data and trade secrets by maintaining physical security of our premises and physical and electronic security of our information technology systems. While we have confidence in these individuals, organizations and systems, agreements or security measures have been and may in the future be breached, and we may not have adequate remedies for any breach. See also the risk factor titled, “Significant disruptions of our information technology systems or data security incidents could result in significant financial, legal, regulatory, business and reputational harm to us.”  In addition, our trade secrets may otherwise become known or be independently discovered by competitors.

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

Presently, we believe we have rights to the intellectual property, through licenses from third parties and under patents that we own, to develop our gene and cell therapy product candidates. Because our programs may involve additional product candidates such as our recently acquired TX-200 product candidate and potential future CAR-Treg therapies that may require the use of proprietary rights held by third parties, the growth of our business will likely depend in part on our ability to acquire, in-license or use these proprietary rights. In addition, our product candidates may require specific formulations to work effectively and efficiently and these rights may be held by others. We may be unable to acquire or in-license any compositions, methods of use, processes or other third-party intellectual property rights from third parties that we identify on commercially reasonable terms, if at all. The licensing and acquisition of third-party intellectual property rights is a competitive area, and a number of more established companies are also pursuing strategies to license or acquire third-party intellectual property rights that we may consider attractive. These established companies may have a competitive advantage over us due to their size, cash resources and greater clinical development and commercialization capabilities.

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

In addition, the agreements under which we currently license intellectual property or technology from third parties are complex, and certain provisions in such agreements may be susceptible to multiple interpretations. The resolution of any contract interpretation disagreement that may arise could narrow what we believe to be the scope of our rights to the relevant intellectual property or technology, or increase what we believe to be our financial or other obligations under the relevant agreement, either of which could have a material adverse effect on our business, financial condition, results of operations, and prospects. If disputes over intellectual property that we have licensed prevent or impair our ability to maintain our current licensing arrangements on acceptable terms, we may be unable to successfully develop and commercialize the affected product candidates, which could have a material adverse effect on our business, financial conditions, results of operations, and prospects. As an example, TxCell has exclusively licensed the right to the CAR for use in TX-200 from the University of British Columbia, or UBC. Should UBC terminate this license agreement, we may have to develop or acquire the appropriate CAR which would extend our anticipated development timeline and add expense, and which could result in our failure to realize the anticipated benefits of the TxCell Acquisition.

We may be involved in lawsuits or similar proceedings to protect or enforce our patents or the patents of our licensors, which could be expensive, time-consuming and unsuccessful.

Competitors may infringe our patents or the patents of our licensors. To counter infringement or unauthorized use, we may be required to file infringement claims, which can be expensive and time-consuming. In addition, in an infringement proceeding, a court may decide that a patent of ours or our licensors is not valid, is unenforceable, in whole or in part, or may refuse to stop the other party from using the technology at issue on the grounds that our patents do not cover the technology in question. An adverse result in any litigation or defense proceedings could put one or more of our patents at risk of being invalidated, held unenforceable or interpreted narrowly and could put our patent applications at risk of not issuing. Moreover, if we or one of our licensing partners initiated legal proceedings against a third party to enforce a patent covering one of our product candidates, the defendant could counterclaim that the patent covering our product candidate is invalid and/or unenforceable. In patent litigation in the United States, defendant counterclaims alleging invalidity and/or unenforceability are commonplace. Grounds for a validity challenge could be an alleged failure to meet any of several statutory requirements, including lack of novelty, obviousness or non-enablement. Grounds for an unenforceability assertion could be an allegation that someone connected with prosecution of the patent withheld relevant information from the U.S. PTO, or made a misleading statement, during prosecution. Third parties may also raise similar claims before administrative bodies in the United States or abroad, even outside the context of litigation. Such mechanisms include re-examination, post grant review, inter partes review and equivalent proceedings in foreign jurisdictions (e.g., opposition proceedings). Such proceedings could result in revocation or amendment to our patents in such a way that they no longer cover our product candidate. For example, TxCell has exclusively licensed the rights to technology related to redirected Treg cells from the Yeda Research and Development Company, or Yeda. A patent included in this exclusive license agreement with Yeda was granted in Europe in July 2016. Subsequent to this grant, the patent was opposed by several parties in May 2017 and revoked in November 2018. The outcome following legal assertions of invalidity and unenforceability is unpredictable. With respect to the validity question, for example, we cannot be certain that there is no invalidating prior art, of which we and the patent examiner were unaware during prosecution. If a defendant were to prevail on a legal assertion of invalidity and/or unenforceability, we would lose at least part, and perhaps all, of the patent protection on our product candidates. Such a loss of patent protection could have a material adverse impact on our business.

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

•

the risk that our relative lack of historical experience in CAR-Treg development and developing product candidates and technology for immunological diseases will not allow us to advance the development of CAR-Treg therapies, including TX-200, on the timeframes we expect, or at all;

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

If we are unable to acquire 100% of the equity interests of TxCell, our business, financial condition and results of operations could be adversely affected.

Although we completed the TxCell Acquisition, we may not be able to acquire the remaining ordinary shares of TxCell for some period of time, if ever. As of February 15, 2019, we have acquired a total of 25,047,671 ordinary shares of TxCell, representing approximately 98.2% of the outstanding share capital and voting rights of TxCell. Until such time, if ever, that we acquire 100% of the equity interests of TxCell, we will need to consider the rights of, and duties owed to, the minority shareholders of TxCell under French law when making future decisions that might impact TxCell, its business or its operations, which could adversely affect our business and our ability to realize the anticipated benefits of the TxCell Acquisition.

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

We are also exposed to general risks associated with our operations outside of the United States, which could adversely affect our business.

In addition to our French operations as a result of the TxCell Acquisition, we also have operations and conduct business in other countries outside the United States, and have a UK subsidiary. We may plan to expand these activities or in to additional countries in the future. Consequently, we are, and will continue to be, subject to risks inherent with operating in foreign countries, in addition to those specific risks associated with TxCell, which include:

•	the increased complexity and costs inherent in managing international operations, including in geographically disparate locations;
•	diverse regulatory, financial and legal requirements, and any future changes to such requirements, in one or more countries where we are located or do business;
•	differing payor reimbursement regimes, governmental payors or patient self-pay systems and price controls;
•	adverse tax consequences, including changes in applicable tax laws and regulations;
•	applicable trade laws, tariffs, export quotas, custom duties or other trade restrictions, and any changes to them;
•	economic weakness, including inflation, or political or economic instability in particular foreign economies and markets;
•	compliance with tax, employment, immigration and labor laws for employees living or traveling abroad;
•	foreign currency fluctuations, which could result in increased operating expenses or reduced revenues, and other obligations incident to doing business or operating in another country;
•	liabilities for activities of, or related to, our international operations;
•	challenges inherent in efficiently managing employees in diverse geographies, including the need to adapt systems, policies, benefits and compliance programs to differing labor and other regulations;
•	workforce uncertainty in countries where labor unrest is more common than in the United States; and
•	laws and regulations relating to data security and the unauthorized use of, or access to, commercial and personal information.

Our foreign operations also expose us to risks associated with “Brexit.” In June 2016, UK voters approved a referendum to withdraw the UK's membership from the EU, which is commonly referred to as "Brexit". In March 2017, the UK government initiated the exit process under Article 50 of the Treaty of the European Union, commencing a period of up to two years for the UK and the other EU member states to negotiate the terms of the withdrawal, such period ending on March 29, 2019 unless extended. There has been limited progress so far in the negotiations and continued uncertainty in the UK government and Parliament, which increases the possibility of the UK exiting the EU on March 29, 2019 without a formal withdrawal agreement in place and of resulting significant market and economic disruption. We have operations in the UK and in France, which is in the EU, and as a result, we face risks associated with the potential uncertainty and disruptions that may lead up to and follow Brexit, including with respect to volatility in exchange rates and interest rates and potential material changes to the regulatory regime applicable to our operations in the UK. Brexit could adversely affect European or worldwide political, regulatory, economic or market conditions and could contribute to instability in global political institutions, regulatory agencies and financial markets. For example, depending on the terms of Brexit, the UK could also lose access to the single EU market and to the global trade deals negotiated by the EU on behalf of its members. Any of these effects of Brexit, and others we cannot anticipate or that may evolve over time, could adversely affect our business, results of operations and financial condition.

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

Our success depends on our continued ability to attract, retain, and motivate highly qualified management and scientific personnel and our ability to develop and maintain important relationships with leading research and academic institutions and scientists. Competition for skilled and qualified personnel and academic and other research collaborations is intense. If we lose the services of personnel with the necessary skills, including the members of our senior management team, it could significantly impede the achievement of our research and development objectives. In addition, we expect to rely on the experience and expertise of TxCell’s historical management team and other key personnel in the development of TX-200 and potential future CAR-Treg therapies. If we were to lose the services of a significant portion or key individuals of this team, such development and our business could be adversely affected. Moreover, if we fail to negotiate additional acceptable collaborations with academic and other research institutions and scientists, or if our existing collaborations are unsuccessful, our development programs may be delayed or may not succeed.

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

ITEM 1B – UNRESOLVED STAFF COMMENTS

None.

ITEM 2 – PROPERTIES

Our corporate headquarters occupies approximately 45,600 square feet of research and office space located in Richmond, California, subject to leases that expire beginning in August 2019 through August 2026. We also have a build-to-suit lease located in Richmond, California to occupy approximately 41,400 square feet of space that expires in December 2021. We also have a build-to-suit lease located in Brisbane, California that occupies approximately 87,700 square feet of space that expires in May 2029 for which we are currently occupying the 2nd and 3rd floors. In addition, we have a property in Valbonne, France with approximately 14,036 square feet of research and office space that expires in June 2022.

ITEM 3 – LEGAL PROCEEDINGS

We are not a party to any material pending legal proceeding. From time to time, we may be involved in legal proceedings arising in the ordinary course of business.

ITEM 4 – MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5 – MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock trades on the Nasdaq Global Select Market under the symbol “SGMO”.

Holders

As of February 15, 2019, there were 54 holders of record of our common stock. This number does not include “street name” or beneficial holders, whose shares are held of record by banks, brokers, financial institutions and other nominees.

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

Selected Financial Data

	Year Ended December 31,
	2018(1)	2017	2016	2015	2014
	(In thousands, except per share data)
Statement of Operations Data:
Total revenues	$84,452	$36,567	$19,389	$39,539	$45,870
Operating expenses:
Research and development	114,866	65,728	65,618	67,198	56,974
General and administrative	46,736	27,200	26,330	19,197	15,677
Total operating expenses	161,602	92,928	91,948	86,395	72,651
Loss from operations	(77,150)	(56,361)	(72,559)	(46,856)	(26,781)
Interest and other income, net	8,261	1,793	887	431	364
Benefit from income taxes	—	—	14	5,722	—
Net loss	(68,889)	(54,568)	(71,658)	(40,703)	(26,417)
Net loss attributable to non-controlling interest	(555)	—	—	—	—
Net loss attributable to Sangamo Therapeutics, Inc. stockholders	$(68,334)	$(54,568)	$(71,658)	$(40,703)	$(26,417)
Basic and diluted net loss per share attributable to Sangamo Therapeutics, Inc. stockholders	$(0.70)	$(0.70)	$(1.02)	$(0.58)	$(0.39)
Shares used in computing basic and diluted net loss per share attributable to Sangamo Therapeutics, Inc. stockholders	96,941	78,084	70,553	69,757	67,022

	As of December 31,
	2018	2017	2016	2015	2014
	(In thousands)
Balance Sheet Data:
Cash, cash equivalents, marketable securities, and interest receivable	$400,508	$244,560	$142,759	$209,307	$226,645
Working capital	332,010	203,538	136,289	192,485	169,997
Total assets	590,395	286,741	157,891	217,235	243,212
Accumulated deficit	(562,696)	(495,479)	(440,911)	(369,253)	(328,550)
Total stockholders' equity	367,257	187,900	136,195	192,439	206,633

Note:

(1)

TxCell was acquired in October 2018 and the results of operations have been included in the selected consolidated financial data since the date of acquisition (see Note 6 – Acquisition of TxCell, S.A. to our consolidated financial statements).

ITEM 7 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The discussion in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contains trend analysis, estimates and other forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements include, without limitation, statements containing the words “believes,” “anticipates,” “expects,” “continue,” “intend,” “plan,” “will,” and other words of similar import or the negative of those terms or expressions. Such forward-looking statements are subject to known and unknown risks, uncertainties, estimates and other factors that may cause our actual results, performance or achievements, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Actual results could differ materially from those set forth in such forward-looking statements as a result of, but not limited to, the “Risk Factors” described in Part I, Item 1A. You should read the following discussion and analysis along with the “Selected Financial Data” and the financial statements and notes attached to those statements included elsewhere in this report.

Overview

We are a clinical stage biotechnology company focused on translating ground-breaking science into genomic medicines with the potential to transform patients’ lives using our platform technologies in genome editing, gene therapy, gene regulation and cell therapy. We are focused on three therapeutic areas:  inherited metabolic diseases, or IMDs, central nervous system diseases and inflammatory and autoimmune diseases.

We are a leader in the research and development of zinc finger proteins, or ZFPs, a naturally occurring class of proteins found in humans. We have used our knowledge and expertise to develop a proprietary technology platform in both genome editing and gene regulation. ZFPs can be engineered to make zinc finger nucleases, or ZFNs, proteins that can be used to specifically modify DNA sequences by adding or knocking out specific genes, or genome editing, and ZFP transcription factors, or ZFP TFs, proteins that can be used to increase or decrease gene expression, or gene regulation. In the process of developing this platform, we have accrued significant scientific, manufacturing and development capabilities and know-how that are generally applicable in the broader field of gene therapy and have capitalized this knowledge into a conventional gene therapy platform.

In the fourth quarter of 2018, we acquired 98.2% of the outstanding share capital and voting rights of TxCell S.A., or TxCell, which we refer to in this report as the TxCell Acquisition, for aggregate purchase consideration of approximately $80.4 million. As of December 31, 2018, the fair value of the remaining outstanding free shares was approximately $1.3 million. The total fair value of the net assets acquired was approximately $81.7 million (see Note 6 to our consolidated financial statements – Acquisition of TxCell, S.A.).

With the TxCell Acquisition, we can now accelerate our research and development of innovative, personalized T-cell immunotherapies for the treatment of inflammatory and autoimmune diseases with high unmet medical need. In this regard, we expect the TxCell Acquisition will accelerate our entry into the clinic with a CAR-Treg (which is a regulatory T cell, or Treg, genetically modified with a chimeric antigen receptor, or CAR) therapy. We are evaluating the potential of the TX Cell platform in solid organ transplantation as well as a range of autoimmune diseases, such as multiple sclerosis, rheumatoid arthritis, inflammatory bowel diseases and inflammatory skin diseases. In addition, we intend to use our ZFN gene editing technology to potentially develop next-generation autologous and allogeneic CAR-Treg cell therapies for use in treating autoimmune diseases.

We have an ongoing Phase 1/2 clinical trial evaluating SB-525, a gene therapy for the treatment of hemophilia A, a bleeding disorder. We also have ongoing Phase 1/2 clinical trials evaluating three product candidates using our proprietary in vivo genome editing approach: SB-FIX for the treatment of hemophilia B, a bleeding disorder; SB-318, for the treatment of Mucopolysaccharidosis Type I, or MPS I; and SB-913 for the treatment of Mucopolysaccharidosis Type II, or MPS II. MPS I and MPS II are IMDs. We also have an ongoing Phase1/2 clinical trial evaluating ST-400, developed using our proprietary ZFN-mediated ex vivo cell therapy platform, for the treatment of beta-thalassemia, a blood disorder. We also plan to initiate a Phase 1/2 clinical trial of for TxCell’s first CAR-Treg investigational product candidate for solid organ transplant, or TX 200, in 2019.

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

We have also established a collaborative partnership with Bioverativ, Inc., or Bioverativ, a wholly owned subsidiary of Sanofi Genzyme Corporation, to research, develop and commercialize therapeutic gene-edited cell therapy products in hemoglobinopathies, including beta-thalassemia and sickle cell disease, or SCD. Bioverativ is responsible for subsequent development, manufacturing and commercialization of licensed products.

We have incurred net losses since inception and expect to incur losses in the future as we continue our research and development activities. To date, we have funded our operations primarily through the issuance of equity securities, revenues from corporate collaborations and research grants.

Our revenues have consisted primarily of revenues from our corporate partners for ZFN and ZFP TF programs, contractual payments from strategic partners for research services and research milestones, and research grant funding. We expect revenues will continue to fluctuate from period to period and there can be no assurance that new collaborations or partner funding will continue beyond their initial terms or that we are able to meet the milestones specified in these agreements.

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

For the year ended December 31, 2018, we incurred a consolidated net loss of $68.9 million, or $0.70 per share, compared to a consolidated net loss of $54.6 million, or $0.70 per share, for the same period in 2017. As of December 31, 2018, we had cash, cash equivalents, marketable securities and interest receivable totaling $400.5 million compared to $244.6 million as of December 31, 2017. As of December 31, 2018, we had an accumulated deficit of $562.7 million.

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

Revenue Recognition

Effective January 1, 2018, we adopted the provisions of Accounting Standards Codification, or ASC, Topic 606, Revenue from Contracts with Customers (“Topic 606”) resulting in a change to our accounting policy for revenue recognition. Topic 606 establishes a unified model to determine how revenue is recognized.

Contract revenues consist of strategic partnering collaboration agreements and research activity grants and licensing. Research and licensing agreements typically include upfront signing or license fees, cost reimbursements, research services, minimum sublicense fees, milestone payments and royalties on future licensee’s product sales. We have both fixed and variable consideration. Non-refundable upfront fees and funding of research and development activities are considered fixed, while milestone payments are identified as variable consideration. Our research grants are typically multi-year agreements and provide for the reimbursement of qualified expenses for research and development as defined under the terms of the grant agreement. Revenues under grant agreements are recognized when the related qualified research expenses are incurred. Deferred revenue represents the portion of research or license payments received but not earned.

In determining the appropriate amount of revenue to be recognized as we fulfill our obligations under its agreements, we perform the following steps: (i) identification of the promised goods or services in the contract; (ii) determination of whether the promised goods or services are performance obligations including whether they are distinct in the context of the contract; (iii) measurement of the transaction price, including the constraint on variable consideration; (iv) allocation of the transaction price to the performance obligations based on estimated selling prices; and (v) recognition of revenue when (or as) we satisfy each performance obligation.

A performance obligation is a promise in a contract to transfer a distinct good or service to the customer and is the unit of account in Topic 606. Our performance obligations include license rights, development services, and services associated with regulatory submission and approval processes. Significant management judgment is required to determine the level of effort required under an arrangement and the period over which we expect to complete our performance obligations under the arrangement. If we cannot reasonably estimate when our performance obligations either are completed or become inconsequential, then revenue recognition is deferred until we can reasonably make such estimates. We include the unconstrained amount of estimated variable consideration in the transaction price. The amount included in the transaction price is constrained to the amount for which it is probable that a significant reversal of cumulative revenue recognized will not occur. At the end of each subsequent reporting period, we re-evaluate the estimated variable consideration included in the transaction price and any related constraint, and if necessary, adjusts its estimate of the overall transaction price. Revenue is then recognized over the remaining estimated period of performance using the cumulative catch-up method. The estimated period of performance and project costs are reviewed quarterly and adjusted, as needed, to reflect our current assumptions regarding the timing of our deliverables.

As part of the accounting for these arrangements, we must develop assumptions that require judgment to determine the stand-alone selling price of each performance obligation identified in the contract. We used key assumptions to determine the stand-alone selling price, which may include forecasted revenues, development timelines, reimbursement rates for personnel costs, discount rates and probabilities of technical and regulatory success.

During 2018, revenues related to our hemophilia A collaboration agreement with Pfizer and the collaboration agreement with Kite represented 45% and 30%, respectively, of our total revenues. During 2017, revenues related to Pfizer and Bioverativ represented 47% and 34%, respectively, of our total revenues. During 2016 revenue related to Bioverativ, with Dow AgroSciences (“DAS”) and Shire International GmbH, or Shire, a wholly owned subsidiary of Takeda Pharmaceutical Company Limited, or Shire, represented 46%, 26%, and 17%, respectively, of our total revenues. Receivables from collaborations are typically unsecured and are concentrated in the biopharmaceutical industry. Accordingly, we may be exposed to credit risk generally associated with biopharmaceutical companies or specific to our collaboration agreements. To date, we have not experienced any losses related to these receivables.

Funds received from third parties under contract or grant arrangements are recorded as revenue if we are deemed to be the principal participant in the arrangements because the activities under the contracts or grants are part of our development programs. Contract funds received are not refundable and are recognized when the related qualified research and development costs are incurred and there is reasonable assurance that the funds will be received. Funds received in advance are recorded as deferred revenue.

Business Combinations

In accordance with ASC Topic 805, Business Combinations, we determine and allocate the purchase price of an acquired business to the tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values as of the business combination date, including identifiable intangible assets that either arise from a contractual or legal right or are separable from goodwill. We base the estimated fair value of identifiable intangible assets acquired in a business combination on independent valuations that use information and assumptions provided by management, which consider management’s best estimates of inputs and assumptions that a market participant would use. We allocate any excess purchase price over the estimated fair value assigned to the net tangible and identifiable intangible assets acquired and liabilities assumed to goodwill.

Transaction costs associated with acquisitions are expensed as incurred in general and administrative expenses. Results of operations and cash flows of acquired companies are included in our operating results from the date of acquisition.

Purchased Intangible Assets

Acquired intangible assets with indefinite useful lives are related to purchased in-process research and development (“IPR&D”), projects and are measured at their respective fair values as of the acquisition date. We do not amortize intangible assets with indefinite useful lives. Intangible assets related to IPR&D projects are considered to be indefinite-lived until the completion or abandonment of the associated research and development efforts. If and when development is complete, which generally occurs if and when regulatory approval to market a product is obtained, the associated assets would be deemed finite-lived and would then be amortized based on their respective estimated useful lives at that point in time.

We test IPR&D for impairment on an annual basis and in between annual tests if we become aware of any events or changes that would indicate that it is more likely than not that the fair values of the assets are below their carrying amounts. If the fair value exceeds the carrying value, then there is no impairment. Impairment losses on indefinite-lived intangible assets are recognized based solely on a comparison of the fair value of the asset to its carrying value, without consideration of any recoverability test. We have not identified any such impairment losses to date.

Goodwill

Goodwill represents the excess of the cost of an acquisition over the sum of the amounts assigned to tangible and identifiable intangible assets acquired, less liabilities assumed. Goodwill is not subject to amortization, but is tested for impairment on an annual basis and whenever events or changes in circumstances indicate the carrying amount of these assets may not be recoverable.

Comparability

We adopted Topic 606 on January 1, 2018, resulting in a change to our accounting policy for revenue recognition. We used the modified retrospective method and recognized the cumulative effect of initially applying Topic 606 as an adjustment to the opening balances of deferred revenues and accumulated deficit at January 1, 2018. Accordingly, comparative information has not been adjusted and continues to be reported under previous accounting standards (see Note 1 to our consolidated financial statements - Organization and summary of significant accounting policies, for additional information).

As noted above, we completed the TxCell Acquisition in the fourth quarter of 2018. The TxCell Acquisition was accounted for as a business combination in accordance with the guidance ASC Topic 805, Business Combinations. The operating results of TxCell after the acquisition date have been included in our consolidated financial statements. For the three months ended December 31, 2018, TxCell did not contribute any revenue. For the three months ended December 31, 2018, operating expenses related to TxCell were approximately $3.7 million.

Results of Operations

Years Ended December 31, 2018, 2017 and 2016

Revenues

	Year Ended December 31,
				%				%
	2018	2017	Change	Change	2017	2016	Change	Change
	(In thousands, except percentage values)
Revenues:
Collaboration agreements	$84,065	$35,960	$48,105	134%	$35,960	$18,881	$17,079	90%
Research grants	387	607	(220)	-36%	607	508	99	19%
Total revenues	$84,452	$36,567	$47,885	131%	$36,567	$19,389	$17,178	89%

Total revenues consisted of revenues from collaboration agreements and research grants. We anticipate revenues over the next several years will be derived primarily from our collaboration agreements with Kite, Pfizer and Bioverativ as we continue to recognize in revenues upfront payments received under such agreements overtime.

The increase of $48.1 million in revenues from collaborations in 2018 compared to 2017 was primarily attributable to $25.5 million in revenue related to our agreement with Kite, $20.8 million related to the hemophilia A Pfizer Agreement, $2.2 million related to the C9ORF72 Pfizer agreement, and $1.3 million related to our agreement with Bioverativ. During 2018, revenues related to our collaborative agreements with Pfizer, Kite and Bioverativ represented 45%, 30% and 16%, respectively, of total revenues.

The increase of $18.9 million in revenues from collaborations in 2017 compared to 2016 was primarily due to increases of $17.0 million in revenues related to the hemophilia A Pfizer agreement and $3.4 million related to our agreement with Bioverativ, partially offset by decreases of $2.1 million in royalty revenue related to our agreement with DAS, $0.8 million related to research services provided to Shire, and $0.5 million in license and royalty fees pursuant to our agreement with Sigma-Aldrich Corporation. During 2017, revenues related to our collaborative agreements with Pfizer and Bioverativ represented 47% and 34%, respectively, of total revenues.

Research grant revenues were $0.4 million, $0.6 million, and $0.5 million in 2018, 2017, and 2016, respectively. The changes in grant revenue from 2017 to 2018 and from 2016 and 2017 were not significant.

Operating Expenses

	Year Ended December 31,
				%				%
	2018	2017	Change	Change	2017	2016	Change	Change
	(In thousands, except percentage values)
Operating expenses:
Research and development	$114,866	$65,728	$49,138	75%	$65,728	$65,618	$110	0%
General and administrative	46,736	27,200	19,536	72%	27,200	26,330	870	3%
Total expenses	$161,602	$92,928	$68,674	74%	$92,928	$91,948	$980	1%

Research and Development Expenses

The increase of $49.1 million in research and development expenses in 2018 was primarily due to increases of $23.9 million in clinical trial and manufacturing expenses as our programs move further into the clinic. We also had increase of $9.9 million in salaries and benefits expense, $3.8 million in lab supply expenses, $3.2 million in stock compensation expense, $2.7 million in research and pre-clinical expense, $1.3 million facilities expense and $1.0 million in other operational and professional services. These increases were primarily due to the growth of our business to support the continued advancement of our product candidates into clinical trials, main increases were in our IMD and Hemophilia clinical programs which increased approximately $26.2 million and $8.3 million, respectively.

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

The table below shows research and development expenses related to our clinical and preclinical programs.

	Year Ended
	December 31,
Programs	2018	2017	2016
		(In thousands)
Human Therapeutic Programs
Hemophilia clinical programs	$23,006	$14,715	$7,521
IMD clinical programs	37,668	11,428	9,046
Beta-thalassemia clinical program	12,317	11,354	—
HIV (SB-728) clinical programs	1,612	2,473	4,271
Non-human Therapeutic Programs
Preclinical and research programs	39,779	25,414	43,682
Other clinical programs and non-therapeutic programs	484	344	1,098
Total research and development expenses	$114,866	$65,728	$65,618

The length of time required to complete our development programs and our development costs for those programs may be impacted by the scope and timing of enrollment in clinical trials for our product candidates, our decisions to pursue development programs in other therapeutic areas, and whether we pursue development of our product candidates with a partner or collaborator or independently. For example, our product candidates are being developed in multiple therapeutic areas, and we do not yet know how many of those therapeutic areas we will continue to pursue. Furthermore, the scope and number of clinical trials required to obtain regulatory approval for each pursued therapeutic area is subject to the input of the applicable regulatory authorities, and we have not yet sought such input for all potential therapeutic areas that we may elect to pursue, and even after having given such input, applicable regulatory authorities may subsequently require additional clinical studies prior to granting regulatory approval based on new data generated by us or other companies, or for other reasons outside of our control. As a condition to any regulatory approval, we may also be subject to post-marketing development commitments, including additional clinical trial requirements. As a result of the uncertainties discussed above, we are unable to determine the duration of or complete costs associated with our development programs.

In any event, our potential therapeutic products are subject to a lengthy and uncertain regulatory process that may not result in our receipt of any necessary regulatory approvals. Failure to receive the necessary regulatory approvals would prevent us from commercializing the product candidates affected. In addition, clinical trials of our product candidates may fail to demonstrate safety and efficacy, which could prevent or significantly delay regulatory approval. A discussion of the risks and uncertainties with respect to our research and development activities, including completing the development of our product candidates, and the consequences to our business, financial position and growth prospects can be found in “Risk Factors” in Part I, Item 1A of this Annual Report on Form 10-K.

General and Administrative Expenses

The increase of $19.5 million in 2018 was primarily due to increases of $5.0 million in professional services to support compliance initiatives and expansion strategies, $4.7 million in salaries and benefits, and $2.4 million in stock-based compensation in connection with headcount growth, $1.8 million in other corporate expenses and $1.7 million in facilities and depreciation. The increases were primarily due to the growth of our business to support the continued advancement of our product candidates into clinical trials.

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

Interest and other income, net

Interest and other income, net, was $8.3 million in 2018, $1.8 million in 2017, and $0.9 million in 2016 and primarily consisted of interest income resulting from our treasury strategy.

Benefit from income taxes

Benefit from income taxes was $0.0 million for 2018, 2017, and 2016. We recognized an immaterial amount of income tax expense/benefit during each of these years.

As of December 31, 2018, we had net operating loss carryforwards for federal and state income tax purposes of approximately $535.0 million and $161.0 million, respectively. If not utilized, the net federal and state operating loss carryforwards will expire in 2018 and 2017, respectively. We also have federal and state research tax credit carryforwards of $12.2 million and $13.0 million, respectively. The federal research credits began to expire in 2018 while the state research credits have no expiration date. Utilization of our net operating loss carryforwards and research tax credit carryforwards may be subject to substantial annual limitations due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. The annual limitation could result in the expiration of the net operating loss carryforwards and research tax credit carryforwards before use. Due to the carryforwards related to the net operating losses and research and development tax credits, we do not expect to pay any taxes related to income in the near future.

On December 22, 2017, President Trump signed the Tax Cuts and Jobs Act ("Tax Reform") into legislation. The Tax Reform made significant changes to the U.S. corporate income tax law including, but not limited to, (1) reducing the U.S. federal corporate tax rate to 21% from 35% and (2) requiring a one-time mandatory transition tax on previously deferred foreign earnings of U.S. subsidiaries. Under ASC Topic 740, Income Taxes, the effects of changes in tax rates and laws are recognized in the period in which the new legislation is enacted. In the case of U.S. federal income taxes, the enactment date is the date the bill becomes law.

In December 2017, the Securities and Exchange Commission staff issued Staff Accounting Bulletin No.118 (“SAB 118”) to provide guidance on the application of the Tax Reform when a company does not have the necessary information available, prepared, or analyzed in reasonable to detail to reflect the effects of the Tax Reform. SAB 118 provides guidance for companies under the three scenarios (1) measurement of certain income tax effects is complete, (2) measurement of certain income tax effect can be reasonably estimated, and (3) measurement of certain income tax effects cannot be reasonably estimated. Companies are to complete the accounting under ASC 740 in regards to the Tax Reform within a measurement period that does not extend one year from the date of enactment (i.e., December 22, 2018). We completed the accounting assessment with regards to the tax effects associated with the enactment of the Tax Reform. Our assessment resulted in no changes from the original estimates provided for the year ended December 31, 2017.

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

As of December 31, 2018, we had cash, cash equivalents, marketable securities and interest receivable totaling $400.5 million compared to $244.6 million as of December 31, 2017, with the increase primarily attributable to $215.8 million net proceeds from our April 2018 issuance of common stock and $150.0 million from our February 2018 collaboration and license agreement with Kite, which became effective in April 2018. Our cash and investment balances are held in a variety of interest bearing instruments, including obligations of U.S. government agencies, U.S. Treasury debt securities, corporate debt securities and money market funds. Cash in excess of immediate requirements is invested in accordance with our investment policy with a view toward capital preservation and liquidity.

In May 2017, we entered into an amended and restated sales agreement with Cowen and Company, LLC (“Cowen”) pursuant to which we may offer and sell, in our sole discretion, shares of common stock having an aggregate offering price of up to $75.0 million through Cowen acting as our sales agent (“the ATM Facility”). Sales of our common stock, if any, will be made at market prices by any method that is deemed to be an “at the market offering” as defined in Rule 415 under the Securities Act of 1933, as amended. We have not sold any common stock under the ATM Facility. As of December 31, 2018, the full $75.0 million provided for under the ATM Facility remained available for sale, subject to certain conditions as specified in the agreement.

Since the beginning of 2017, we have received significant amounts of capital as upfront payments under the following collaboration arrangements: $70.0 million received in May 2017 from Pfizer under our hemophilia A agreement, $12.0 million received in January 2018 from Pfizer under our C9ORF72 agreement, and $150.0 million received in April 2018 under our collaboration agreement with Kite. Our collaboration agreements provide for the payment of development, regulatory, and commercial milestones. For more information see “Business – Collaborations” in Part I of this Annual Report on Form 10-K.

Cash Flow

Operating activities. Net cash provided by (used in) operating activities primarily reflects our net operating losses adjusted for non-cash items including stock-based compensation expense. Net cash provided by operating activities was $37.2 million in 2018 compared to net cash provided by operating activities of $11.2 million in 2017. The increase in net cash provided by operating activities in 2018 was primarily due to the increase in deferred revenues due to the $150.0 million upfront license payment from Kite and stock-based compensation for the period offset by the net loss.

Net cash provided by operating activities was $11.2 million in 2017 compared to net cash used in operating activities of $65.9 million in 2016. The increase in net cash provided by operating activities in 2017 was primarily due to the increase in deferred revenues related to the $70.0 million upfront payment from the hemophilia A agreement with Pfizer.

Investing activities. Net cash used in investing activities was $178.1 million in 2018. Net cash used in investing activities was $77.4 million in 2017. Net cash provided by investing activities was $18.1 million in 2016. The increase in net cash used in 2018 was primarily due to the TxCell Acquisition. Additional cash flows from investing activities for all periods were primarily related to purchases, and maturities of marketable securities and also includes deposits on cash related to lease commitments.

Financing activities. Net cash provided by financing activities was $231.7 million in 2018, $97.5 million in 2017, and $0.3 million in 2016. Net cash provided by financing activities was primarily attributable to $215.8 million net proceeds from our April 2018 issuance of common stock and $16.2 million in proceeds from the exercise of stock options. Net cash provided by financing activities in 2017 was primarily attributable to the completion of an underwritten public offering of our common stock of $78.1 million, net of issuance costs, and $16.6 million in proceeds from the exercise of stock options. Net cash provided by financing activities in 2016 was primarily attributable to $1.1 million proceeds from the exercise of stock options, primarily offset by $0.8 million in taxes paid related to net share settlement of equity awards.

Operating Capital and Capital Expenditure Requirements

We anticipate continuing to incur operating losses for at least the next several years. While we expect our rate of cash usage to increase in the future, in particular to support our product development endeavors, we believe that the available cash resources as well as funds received from corporate collaborators, strategic partners and research grants will enable us to maintain our currently planned operations through at least the next twelve months from the date the financial statements are issued. Future capital requirements will be substantial and if our capital resources are insufficient to meet future capital requirements, we will need to raise additional capital to fund our operations through equity or debt financing. We regularly consider fund raising opportunities and may decide, from time to time, to raise capital based on various factors, including market conditions and our plans of operation. Additional capital may not be available on terms acceptable to us, or at all. If adequate funds are not available, or if the terms of potential funding sources are unfavorable, our business and our ability to advance our product candidate pipeline would be harmed. Furthermore, any sales of additional equity securities, including any sales under our ATM Facility, may result in dilution to our stockholders, and any debt financing may include covenants that restrict our business.

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

Contractual Obligations and Commercial Commitments

As of December 31, 2018, we had contractual obligations and commercial commitments as follows (in thousands):

	Payments Due by Period
		Less Than	1-3	4-5	More Than
Contractual Obligations	Total	1 Year	Years	Years	5 Years
Operating leases	$56,418	$3,671	$17,600	$5,649	$29,498
License obligations	1,318	223	625	200	270
Manufacturing obligations	8,862	8,862	—	—	—
Total contractual obligations	$66,598	$12,756	$18,225	$5,849	$29,768

Operating leases consist of base rents for facilities we occupy in Richmond, California, Brisbane, California and Valbonne, France.  License obligations consist of ongoing license maintenance fees associated with cancelable in-licensed patent agreements.

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

Foreign Currency Exchange Risk

We have operations in United States as well as in Europe. The functional currency of each foreign subsidiary is generally the local currency. We are exposed to foreign currency risk, primarily through operations of our subsidiaries in Europe which conduct business primarily in Euros.  We record gains and losses within our stockholders’ equity due to the translation of the European branches’ financial statements into U.S. dollars.

A 10% strengthening/(weakening) in the rates used to translate the results of our foreign subsidiaries would have increased/(decreased) net loss for the year ended December 31, 2018 by approximately $0.4 million and would not have materially impacted our operating loss.

Additionally, we incur foreign currency transaction gains and losses related to the level of activity between the U.S. and Europe. In 2018, we realized foreign currency transaction losses, net of $0.6 million.  A 10% unfavorable change in the Euro and U.S. dollar exchange rate on December 31, 2018 would have had an immaterial impact on foreign currency transaction losses for 2018.

ITEM 8 – FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

SANGAMO THERAPEUTICS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Sangamo Therapeutics, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Sangamo Therapeutics, Inc. (the Company) as of December 31, 2018 and 2017, the related consolidated statements of operations, comprehensive loss, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2018, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 1, 2019 expressed an unqualified opinion thereon.

Adoption of New Accounting Standard

As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for revenue as a result of the adoption of Accounting Standards Update (“ASU”) No. 2014-09 “Revenue from Contracts with Customers (Topic 606),” as amended, effective January 1, 2018 using the modified retrospective method.

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

Redwood City, California

March 1, 2019

SANGAMO THERAPEUTICS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

	December 31,	December 31,
	2018	2017
ASSETS
Current assets:
Cash and cash equivalents	$140,418	$49,826
Marketable securities	259,715	193,482
Interest receivable	375	240
Accounts receivable	4,673	3,343
Prepaid expenses and other current assets	5,340	1,506
Total current assets	410,521	248,397

Marketable securities, non-current	—	1,012
Property and equipment, net	78,723	31,066
Intangible assets	54,866	—
Goodwill	40,044	1,585
Other non-current assets	2,741	1,181
Non-current restricted cash	3,500	3,500
Total assets	$590,395	$286,741
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$21,457	$11,035
Accrued compensation and employee benefits	9,490	5,479
Deferred revenues	47,564	28,345
Total current liabilities	78,511	44,859
Deferred revenues, non-current	108,273	29,244
Build-to-suit lease obligation	27,689	24,738
Deferred income tax	6,705	—
Non-current liabilities	1,960	—
Total liabilities	223,138	98,841
Commitments and contingencies
Stockholders' equity:
Common stock, $0.01 par value; 160,000,000 shares authorized, 102,187,471 and 85,598,534 shares issued and outstanding at December 31, 2018 and December 31, 2017, respectively	1,022	856
Additional paid-in capital	929,632	682,809
Accumulated deficit	(562,696)	(495,479)
Accumulated other comprehensive loss	(1,440)	(286)
Total Sangamo Therapeutics Inc. stockholders' equity	366,518	187,900
Non-controlling interest	739	—
Total stockholders' equity	367,257	187,900
Total liabilities and stockholders' equity	$590,395	$286,741

See accompanying Notes to Consolidated Financial Statements.

SANGAMO THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Year Ended December 31,
	2018	2017	2016
Revenues:
Collaboration agreements	$84,065	$35,960	$18,881
Research grants	387	607	508
Total revenues	84,452	36,567	19,389
Operating expenses:
Research and development	114,866	65,728	65,618
General and administrative	46,736	27,200	26,330
Total operating expenses	161,602	92,928	91,948
Loss from operations	(77,150)	(56,361)	(72,559)
Interest and other income, net	8,261	1,793	887
Loss before income taxes	(68,889)	(54,568)	(71,672)
Benefit from income taxes	—	—	14
Net loss	(68,889)	(54,568)	(71,658)
Net loss attributable to non-controlling interest	(555)	—	—
Net loss attributable to Sangamo Therapeutics, Inc. stockholders	$(68,334)	$(54,568)	$(71,658)
Basic and diluted net loss per share attributable to Sangamo Therapeutics, Inc. stockholders	$(0.70)	$(0.70)	$(1.02)
Shares used in computing basic and diluted net loss per share attributable to Sangamo Therapeutics, Inc. stockholders	96,941	78,084	70,553

See accompanying Notes to Consolidated Financial Statements.

SANGAMO THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

	Year Ended December 31,
	2018	2017	2016
Net loss	$(68,889)	$(54,568)	$(71,658)
Foreign currency translation adjustment	(1,148)	—	—
Net pension losses	(21)	—	—
Change in unrealized (loss) gain on available-for-sale securities	(4)	(306)	20
Comprehensive loss	(70,062)	(54,874)	(71,638)
Comprehensive loss attributable to non-controlling interest	(574)	—	—
Comprehensive loss attributable to Sangamo Therapeutics Inc.	$(69,488)	$(54,874)	$(71,638)

See accompanying Notes to Consolidated Financial Statements.

SANGAMO THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share amounts)

					Accumulated
	Common Stock		Additional		Other	Non-	Total
			Paid-in	Accumulated	Comprehensive	Controlling	Stockholders'
	Shares	Amount	Capital	Deficit	Income/ (Loss)	Interest	Equity
Balances at December 31, 2015	70,354,608	$703	$560,989	$(369,253)	$—	$—	$192,439
Issuance of common stock upon exercise of stock options and in connection with restricted stock units, net of tax	314,583	3	(484)	—	—	—	(481)
Issuance of common stock under employee stock purchase plan	202,711	3	815	—	—	—	818
Stock-based compensation	—	—	15,057	—	—	—	15,057
Comprehensive loss:
Net unrealized gain on marketable securities, net of tax	—	—	—	—	20		20
Net loss	—	—	—	(71,658)	—	—	(71,658)
Comprehensive loss	—	—	—	—	—		(71,638)
Balances at December 31, 2016	70,871,902	709	576,377	(440,911)	20		136,195
Issuance of common stock upon exercise of stock options and in connection with restricted stock units, net of tax	2,101,489	21	15,078	—	—	—	15,099
Issuance of common stock under employee stock purchase plan	253,994	2	816	—	—	—	818
Issuance of common stock under public offering, net of issuance costs	12,371,149	124	81,449				81,573
Stock-based compensation	—	—	9,089	—	—	—	9,089
Comprehensive loss:
Net unrealized loss on marketable securities, net of tax	—	—	—	—	(306)	—	(306)
Net loss	—	—	—	(54,568)	—		(54,568)
Comprehensive loss	—	—	—	—	—	—	(54,874)
Balances at December 31, 2017	85,598,534	856	682,809	(495,479)	(286)	—	187,900
Cumulative-effect adjustment of ASC Topic 606 on January 1, 2018		—	—	1,117	—	—	1,117
Issuance of common stock upon exercise of stock options and in connection with restricted stock units, net of tax	2,103,727	20	14,447	—	—	—	14,467
Issuance of common stock under employee stock purchase plan	328,710	4	1,480	—	—	—	1,484
Issuance of common stock under public offering, net of issuance costs	14,156,500	142	215,616	—	—	—	215,758
Stock-based compensation	—	—	14,677	—	—	—	14,677
Additional paid-in capital for Acquisition of TxCell	—	—	603	—	—	—	603
Non-controlling interest upon Acquisition of TxCell	—	—	—	—	—	1,313	1,313
Comprehensive loss:
Foreign currency translation adjustment	—	—	—	—	(1,129)	(19)	(1,148)
Net pension losses	—	—	—	—	(21)	—	(21)
Net unrealized loss on marketable securities, net of tax	—	—	—	—	(4)	—	(4)
Net loss	—	—	—	(68,334)	—	(555)	(68,889)
Comprehensive loss	—	—	—	—	—	—	(70,062)
Balances at December 31, 2018	102,187,471	$1,022	$929,632	$(562,696)	$(1,440)	$739	$367,257

See accompanying Notes to Consolidated Financial Statements.

SANGAMO THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2018	2017	2016
Operating Activities:
Net loss	$(68,889)	$(54,568)	$(71,658)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	2,359	1,498	997
Amortization of (discount) premium on marketable securities	(5,829)	(673)	221
Foreign currency transaction losses, net	602	—	—
Net loss on disposal of property and equipment	—	12	—
Stock-based compensation	14,677	9,089	15,057
Benefit from income taxes	—	—	(14)
Build-to-suit leases	966	80	99
Net changes in operating assets and liabilities:
Interest receivable	(135)	(16)	83
Accounts receivable	(1,330)	1,629	(2,144)
Prepaid expenses and other assets	(2,828)	(669)	(1,112)
Accounts payable and accrued liabilities	(6,372)	3,219	(2,335)
Accrued compensation and employee benefits	2,604	2,594	137
Deferred revenues	99,364	48,984	(5,214)
Non-current liabilities	1,963	—	—
Net cash provided by (used in) operating activities	37,152	11,179	(65,883)
Investing Activities:
Acquisition of TxCell, net of cash acquired	(75,647)	—	—
Purchases of marketable securities	(451,239)	(252,328)	(218,640)
Maturities of marketable securities	391,845	178,675	237,497
Purchases of property and equipment	(43,065)	(3,751)	(732)
Net cash (used in) provided by investing activities	(178,106)	(77,404)	18,125
Financing Activities:
Proceeds from public offering of common stock, net of issuance costs	215,758	81,573	—
Taxes paid related to net share settlement of equity awards	(254)	(654)	(776)
Proceeds from issuance of common stock	16,205	16,571	1,113
Net cash provided by financing activities	231,709	97,490	337
Effects of changes in foreign exchange rates	(163)	—	—
Net increase in cash, cash equivalents, and restricted cash	90,592	31,265	(47,421)
Cash, cash equivalents, and restricted cash, beginning of period	53,326	22,061	69,482
Cash, cash equivalents, and restricted cash, end of period	$143,918	$53,326	$22,061
Supplemental disclosure of non-cash investing activities:
Non controlling interest for acquisition of TxCell	$1,313	$—	$—
Property and equipment included in accrued liabilities	$4,953	$1,214	$—
Build-to-suit leases included in build-to-suit liabilities	$2,950	$20,793	$3,876

See accompanying Notes to Consolidated Financial Statements.

SANGAMO THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Overview

Sangamo Therapeutics, Inc. was incorporated in the State of Delaware on June 22, 1995 and changed its name from Sangamo Biosciences, Inc. in January 2017 (“the Company” or “Sangamo”). Sangamo is focused on the research, development and commercialization of novel therapeutic strategies for unmet medical needs. Sangamo’s genome editing and gene regulation technology platform is enabled by the engineering of a class of transcription factors known as zinc finger DNA-binding proteins (“ZFPs”). Potential applications of Sangamo’s technology include development of human therapeutics, plant agriculture and enhancement of pharmaceutical protein production. Sangamo will require additional financial resources to complete the development and commercialization of its products including ZFP Therapeutics.

Sangamo is currently working on a number of long-term development projects that will involve experimental technology. The projects may require several years and substantial expenditures to complete and ultimately may be unsuccessful. The Company plans to finance operations with available cash resources, collaborations and strategic partnerships funds, research grants and from the issuance of equity or debt securities. Sangamo believes that its available cash, cash equivalents and investments as of December 31, 2018, along with expected revenues from collaborations, strategic partnerships and research grants, will be adequate to fund its operations at least through the next twelve months from the date the financial statements are issued. Sangamo will need to raise substantial additional capital to fund subsequent operations and complete the development and commercialization of its products. Additional capital may not be available on terms acceptable to the Company, or at all. If adequate funds are not available, or if the terms of potential funding sources are unfavorable, the Company’s business and ability to develop its technology and ZFP Therapeutic products would be harmed. Furthermore, any sales of additional equity securities may result in dilution to the Company’s stockholders, and any debt financing may include covenants that restrict the Company’s business.

Basis of Presentation

The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America (“U.S. GAAP”) and include the accounts of the Company and its subsidiaries. All intercompany balances and transactions have been eliminated in the consolidated financial statements.

Business Combinations

The Company accounts for acquisitions in accordance with Accounting Standards Codification (“ASC”) Topic 805, Business Combinations (“ASC Topic 805”). ASC Topic 805 establishes principles and requirements for recognizing and measuring the total consideration transferred to and the assets acquired, liabilities assumed and any non-controlling interests in the acquired target in a business combination. ASC Topic 805 also provides guidance for recognizing and measuring goodwill acquired in a business combination; requires purchased in-process research and development to be capitalized at fair value as an intangible asset at the time of acquisition; requires acquisition-related expenses and restructuring costs to be recognized separately from the business combination; expands the definition of what constitutes a business; and requires the acquirer to disclose information that users may need to evaluate and understand the financial effect of the business combination.

Cash and Cash Equivalents

Sangamo considers all highly-liquid investments purchased with original maturities of three months or less at the purchase date to be cash equivalents. Cash and cash equivalents consist of deposits in money market investment accounts.

Marketable Securities

Sangamo classifies its marketable securities as available-for-sale and records its investments at estimated fair value based on quoted market prices or observable market inputs of almost identical assets, with the unrealized holding gains and losses included in accumulated other comprehensive loss.

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

Fair Value Measurements

The carrying amounts for financial instruments consisting of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate fair value due to their short maturities. Marketable securities are stated at their estimated fair values. The counterparties to the agreements relating to the Company’s investment securities consist of the U.S. Treasury, governmental agencies, various major corporations and financial institutions with high credit standing.

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

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. On an ongoing basis, management evaluates its estimates, including critical accounting policies or estimates related to revenue recognition, clinical trial accruals, fair value of assets and liabilities, including from acquisitions, and stock-based compensation. Estimates are based on historical experience and on various other market specific and other relevant assumptions that the Company believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from those estimates.

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

Effective January 1, 2018, the Company adopted the provisions of ASC Topic 606, Revenue from Contracts with Customers (“Topic 606”) using the modified retrospective method, resulting in a change to its accounting policy for revenue recognition. Topic 606 establishes a unified model to determine how revenue is recognized. The adoption of this pronouncement did not have material impact to the Company’s consolidated financial statements. Topic 606 supersedes the revenue recognition requirements in Topic 605, Revenue Recognition (“Topic 605”) as detailed below.

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

During 2018, revenues related to the hemophilia A collaboration agreement with Pfizer Inc. (“Pfizer”) and Kite Pharma, Inc. (“Kite”), a wholly-owned subsidiary of Gilead Sciences, Inc., represented 45% and 30%, respectively, of the Company’s total revenue. During 2017, revenues related to Pfizer and Bioverativ represented 47% and 34%, respectively, of the Company’s total revenue. During 2016 revenue related to Bioverativ, Dow AgroScience, LLC (“DAS”) and Shire International GmbH, a wholly owned subsidiary of Takeda Pharmaceuticals Company Limited (“Shire”) represented 46%, 26%, and 17%, respectively, of total revenue. Receivables from collaborations are typically unsecured and are concentrated in the biopharmaceutical industry. Accordingly, the Company may be exposed to credit risk generally associated with biopharmaceutical companies or specific to its collaboration agreements. To date, the Company has not experienced any losses related to these receivables.

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

Stock-based Compensation

The Company measures and recognizes compensation expense for all stock-based payment awards made to Sangamo employees and directors, including employee share options, restricted stock units (“RSUs”) and employee stock purchases related to the Employee 2010 Stock Purchase Plan, as amended (“ESPP”), based on estimated fair values at the award grant date. The fair value of stock-based awards is amortized over the vesting period of the award using a straight-line method.

To estimate the fair value of an award, the Company uses the Black-Scholes option pricing model. This model requires inputs such as expected life, expected volatility and risk-free interest rate. These inputs are subjective and generally require significant analysis and judgment to develop. While estimates of expected life and volatility are derived primarily from the Company’s historical data, the risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant commensurate with the expected life assumption. Further, in the first quarter of 2017 the Company adopted Accounting Standards Update (“ASU”) 2016-09 and accounts for forfeitures in the period they occur. The adopted ASU did not have a material impact on the Company’s consolidated financial statements.

Indefinite-lived Intangible Assets

As part of the acquisition of TxCell S.A (“TxCell”) (see Note 6 – Acquisition of TxCell, S.A ) the Company recognized indefinite-lived intangible assets for in-process research and development and goodwill as further discussed below. ASC Topic 350, Intangibles-Goodwill and Other, and related updates require companies to test indefinite-lived intangible assets for impairment annually, and more frequently if indicators of impairment exist. ASC Topic 350 includes an optional qualitative assessment for testing indefinite-lived intangible assets for impairment that permits companies to assess whether it is more likely than not (i.e., a likelihood of greater than 50%) that an indefinite-lived intangible asset is impaired. If a company concludes based on the qualitative assessment that it is not more likely than not that the fair value of an indefinite-lived intangible asset or, in the case of goodwill, that the fair value of the related reporting unit, is less than carrying value, it would not have to determine the asset’s or reporting unit’s fair value, as applicable

In-Process Research and Development

Intangible assets related to in-process research and development costs (“IPR&D”), are considered to be indefinite-lived until the completion or abandonment of the associated research and development efforts. If and when development is complete, which generally occurs if and when regulatory approval to market a product is obtained, the associated assets would be deemed finite-lived and would then be amortized based on their respective estimated useful lives at that point in time. Prior to completion of the research and development efforts, the assets are considered indefinite-lived. During this period, the assets will not be amortized but will be tested for impairment on an annual basis and between annual tests if the Company becomes aware of any events occurring or changes in circumstances that would indicate a reduction in the fair value of the IPR&D projects below their respective carrying amounts.

During the fourth quarter of 2018, the Company performed an assessment of the qualitative factors affecting the fair value of its IPR&D projects. If the fair value exceeds the carrying value, then there is no impairment. Impairment losses on indefinite-lived intangible assets are recognized based solely on a comparison of the fair value of an asset to its carrying value, without consideration of any recoverability test. The Company has not identified any such impairment losses to date.

Goodwill

Goodwill represents the excess of the consideration transferred over the estimated fair values of assets acquired and liabilities assumed in a business combination and is considered to be indefinite-lived. Goodwill is not amortized but is tested for impairment on an annual basis and between annual tests if the Company becomes aware of any events occurring or changes in circumstances that would indicate an impairment of goodwill has occurred. During the fourth quarter of 2018, the Company performed an assessment of the qualitative factors affecting the fair value of its reporting unit and concluded that it was not more likely than not that the fair value of its reporting unit was less than carrying value and that, as a result, it is not more likely than not that goodwill is impaired.

Balance as of December 31, 2017	$1,585
Goodwill acquired	38,995
Foreign currency translations adjustment	(536)
Balance as of December 31, 2018	$40,044

Foreign Currency Translation

The functional currency of the Company’s foreign subsidiaries is primarily the Euro. Monetary assets and liabilities denominated in foreign currencies are translated to U.S. dollars using the exchange rates at the balance sheet date. Foreign currency translation adjustments are recorded as a component of Other Comprehensive Income within stockholders’ equity. Revenues and expenses from our foreign subsidiaries are translated using the monthly average exchange rates in effect during the period in which the transactions occur. Foreign currency transaction gains and losses are recorded in Interest and Other Income, net, on our Consolidated Statements of Operations.

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

The Company recognizes a tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in The Company’s consolidated financial statements from such positions are measured based on the largest benefit that has a greater than 50% likelihood of being realized. The Company recognizes interest and penalties associated with tax matters as part of the income tax provision and include accrued interest and penalties with the related income tax liability on its consolidated balance sheets

Net Loss Per Share

Basic net loss per share has been computed by dividing net loss by the weighted-average number of shares of common stock outstanding during the period. Diluted net loss per share is calculated by dividing net loss by the weighted-average number of shares of common stock and potential dilutive securities outstanding during the period.

Because Sangamo is in a net loss position, diluted net loss per share excludes the effects of common stock equivalents consisting of options and RSUs, which are all anti-dilutive. All stock options and RSUs outstanding were excluded from the calculation of diluted net loss per share for all periods presented. Stock options and RSUs outstanding at the end of 2018, 2017 and 2016 were 9,048,793, 8,367,628, and 9,578,322, respectively.

Segments

The Company operates in one segment. Management uses one measure of profitability and does not segregate its business for internal reporting. As of December 31, 2018, substantially all of the Company’s assets were maintained in the United States. As of December 31 2017, all of the Company’s assets were maintained in the United States. For the years ended December 31, 2018, 2017 and 2016, substantially all of the Company’s revenues and operating expenses were generated and incurred in the United States.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU 2014-09, Revenue from Contracts with Customers (“Topic 606”). This standard outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The main principle of Topic 606 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. Topic 606 provides companies with two implementation methods: (i) apply the standard retrospectively to each prior reporting period presented (full retrospective application); or (ii) apply the standard retrospectively with the cumulative effect of initially applying the standard as an adjustment to the opening balance of retained earnings of the annual reporting period that includes the date of initial application (modified retrospective application). The Company adopted Topic 606 effective January 1, 2018, using the modified retrospective method with a cumulative effect adjustment of $1.1 million reflected as a decrease to the opening balance of accumulated deficit and a decrease to deferred revenues, respectively. Prior period amounts are not adjusted and continue to be reported in accordance with our historical accounting under Topic 605.

Refer below for a summary of the amount by which each financial statement line item that was affected by the impact of the cumulative adjustment and as compared with the guidance that was in effect prior to the adoption:

	Impact of Topic 606 Adoption on Consolidated Balance Sheet as of January 1, 2018
(in thousands)	As reported under Topic 606	Adjustments	Balances without adoption of Topic 606
Deferred revenue, current portion	$29,626	$1,281	$28,345
Deferred revenue, noncurrent portion	26,846	(2,398)	29,244
Accumulated deficit	(494,362)	1,117	(495,479)

	Impact of Topic 606 Adoption on Consolidated Balance Sheet as of December 31, 2018
(in thousands)	As reported under Topic 606	Adjustments	Balances without adoption of Topic 606
Deferred revenue, current portion	$47,564	$15,553	$63,117
Deferred revenue, noncurrent portion	108,273	(879)	107,394
Accumulated deficit	(562,696)	(14,674)	(577,370)

	Impact of Topic 606 Adoption on Consolidated Statement of Operations and Comprehensive Loss for the Year Ended December 31, 2018
(in thousands, except per share amounts)	As reported under Topic 606	Adjustments	Balances without adoption of Topic 606
Collaboration revenue	$84,065	$(13,558)	$70,507
Net loss	(68,334)	(13,558)	(81,892)
Net loss per share - basic and diluted:	(0.70)	(0.14)	(0.84)

	Impact of Topic 606 Adoption on Consolidated Statement of Cash Flows for the Year Ended December 31, 2018
(in thousands)	As reported under Topic 606	Adjustments	Balances without adoption of Topic 606
Net loss	$(68,334)	$(13,558)	$(81,892)
Changes in deferred revenue	99,364	13,558	112,922

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (“Topic 230”). The Company adopted Topic 230 in the beginning of 2018, which requires the statement of cash flows to explain the change during the period relating to total cash, cash equivalents, and restricted cash. The Company adopted this standard using the retrospective transition method by restating its consolidated statements of cash flows to include restricted cash of $3.5 million as of January 1, 2018 and in the ending cash, cash equivalents, and restricted cash balances for the year ended December 31, 2018. The restricted cash balance consists of a letter of credit for $3.5 million established as a deposit for the Brisbane build-to-suit lease. Net cash flows for the year ended December 31, 2017, changed as a result of including restricted cash with cash and cash equivalents when reconciling the beginning-of-period and end-of-period amounts presented on the consolidated statements of cash flows.

The following table provides a reconciliation of cash, cash equivalents, and restricted cash within the consolidated statements of cash flows that sum to the total of the same amounts in the statement of cash flows for the years ended December 31, 2018 and 2017, respectively (in thousands):

	Year Ended December 31,
	2018	2017
Cash and cash equivalents	$140,418	$49,826
Restricted cash	3,500	3,500
Total cash, cash equivalents, and restricted cash	$143,918	$53,326

Not yet adopted

In November 2018, the FASB issued ASU 2018-18, Collaborative Arrangements (Topic 808): Clarifying the Interaction between Topic 808 and Topic 606, which clarifies that certain transactions between participants in a collaborative arrangement should be accounted for under ASC Topic 606 when the counterparty is a customer. In addition, Topic 808 precludes an entity from presenting consideration from a transaction in a collaborative arrangement as revenue from contracts with customers if the counterparty is not a customer for that transaction. This guidance will be effective for the Company beginning January 1, 2020. The Company is currently evaluating the impact of the adoption of this standard on its consolidated financial statements.

In February 2016 the FASB issued ASU 2016-02, Leases (“ASU 2016-02”). ASU 2016-02 amends a number of aspects of lease accounting, including requiring lessees to recognize almost all leases with a term greater than one year as a right-of-use asset and corresponding liability, measured at the present value of the lease payments. The guidance will become effective for the Company beginning in the first quarter of 2019 with early adoption permitted and will be adopted using a modified retrospective approach. The Company is adopting the new standard on January 1, 2019 and using the effective date as the date of initial application. Consequently, financial information will not be updated and the disclosures required under the new standard will not be provided for dates and periods before January 1, 2019.

The new standard provides a number of optional practical expedients in transition. The Company expects to elect the practical expedients to not reassess its prior conclusions about lease identification under the new standard, to not reassess lease classification, and to not reassess initial direct costs. The Company will not elect the practical expedient allowing the use-of-hindsight which would require the Company to reassess the lease term of its leases based on all facts and circumstances through the effective date and will not elect the practical expedient pertaining to land easements as this is not applicable to the current contract portfolio.

The new guidance also provides practical expedients for ongoing lease accounting. The Company expects to elect the recognition exemption for short-term lease for all leases that qualify. Under this exemption, the Company will not recognize right of use (“ROU”) assets or lease liabilities for those leases that qualify as a short-term lease, which includes not recognizing ROU assets or lease liabilities for existing short-term leases of those assets in transition. The Company also will elect the practical expedient to not separate lease and non-lease components for all equipment and real-estate leases.

The Company expects that this standard will have a material effect on the financial statements. While the Company continues to assess the various impacts of adoption, the most significant effects will primarily relate to (1) the recognition of a right-of-use assets and lease liabilities on the balance sheet for the Company’s existing operating leases; (2) the derecognition of existing assets and liabilities for sale-leaseback transactions arising from build-to-suit lease arrangements for which construction is complete and the Company is leasing the constructed asset that currently do not qualify for sale accounting; (3) the derecognition of existing assets and liabilities for certain assets under construction in build-to-suit lease arrangements that the Company will lease when construction is complete; and (4) providing significant new disclosures about leasing activities

NOTE 2 –FAIR VALUE MEASUREMENT

The Company measures certain assets and liabilities at fair value on a recurring basis, including cash equivalents, available-for-sale securities and the free share liability. Fair value is determined based on a three-tier hierarchy under the authoritative guidance for fair value measurements and disclosures that prioritizes the inputs used in measuring fair value as follows:

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

The fair value measurements of cash equivalents, available-for-sale securities and the free share liability are identified at the following levels within the fair value hierarchy (in thousands):

	December 31, 2018
	Fair Value Measurements
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents:
Money market funds	$103,291	$103,291	$—	$—
Total	103,291	103,291	—	—
Marketable securities:
Commercial paper securities	177,224	—	177,224	—
Corporate debt securities	63,870	—	63,870	—
U.S. government-sponsored entity debt securities	18,621	—	18,621	—
Total	259,715	—	259,715	—
Total cash equivalents and marketable securities	$363,006	$103,291	$259,715	—
Liabilities:
Free share liability	$154	—	—	$154
Total	$154	—	—	$154

	December 31, 2017
	Fair Value Measurements
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents:
Money market funds	$24,290	$24,290	$—	$—
Commercial paper securities	4,595	—	4,595	—
Total	28,885	24,290	4,595	—
Marketable securities:
Commercial paper securities	110,247	—	110,247	—
Corporate debt securities	75,755	—	75,755	—
U.S. government-sponsored entity debt securities	8,492	—	8,492	—
Total	194,494	—	194,494	—
Total cash equivalents and marketable securities	$223,379	$24,290	$199,089	$-

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

Free Share Liability

As a result of the July 20, 2018 Share Purchase Agreement (“SPA”)(see Note 6 – Acquisition of TXCELL S.A.), the Company entered into arrangements with the holders of approximately 477,000 “free shares” of TxCell pursuant to which the Company has the right to purchase (call option) such shares from the holders thereof and such holders have the right to sell (put option) to the Company such shares from time to time through mid-2021 (the “Free Shares Options”). The purchase price for each such free share acquired by the Company upon exercise of a Free Shares Option will be based on the performance of the Company’s stock price from the announcement of the transactions contemplated by the SPA and Tender Offer Agreement (“TOA”) through the time of purchase the Free Shares Options purchase price was valued at €2.58 per share or approximately $2.99 per share using an exchange rate of $1.16, as of the date of the Acquisition. For example, if the Company’s stock price increases during that time period, the Free Shares Options purchase price per share will proportionately increase. However, if the Company’s stock price decreases the Free Shares Options purchase price is limited to a minimum purchase price of €2.58 per share, subject to certain exceptions. The options were classified as liabilities within Level 3 of the Fair Value hierarchy as the Company utilized a binomial-lattice pricing model (the “Monte Carlo simulation model”) that involved certain market conditions to estimate the fair value of the options. The application of the Monte Carlo simulation model required the use of a complex assumptions including the Company’s stock price, TxCell’s stock price, EUR to USD exchange rate, estimated volatility of each stock price and exchange rate, and risk-free rates based on the implied yield currently available through the European Central Bank with a remaining term equal to the expected life of the options. The assumptions used in this simulation model are reviewed each reporting period and adjusted, as needed, with any change in estimated fair value recorded on the Company’s consolidated statements of operations. There were no changes in the fair value of the free share liability in 2018.

Free Shares Liability assumptions:	December 31, 2018
Sangamo Stock Price (USD)	11.48
TxCell Stock Price (EUR)	2.58
EUR/ USD Exchange Rate	0.873
Sangamo Stock Price (USD) Volatility Estimate	79.90%
TxCell Stock Price (EUR) Volatility Estimate	8.59%
EUR/ USD Exchange Rate Volatility Estimate	7.66%
Risk Free Rate	Varies by expected exercise date

NOTE 3 – MARKETABLE SECURITIES

The table below summarizes the Company’s cash equivalents and available-for-sale securities (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	(Losses)	Fair Value
December 31, 2018
Cash equivalents:
Money market funds	$103,291	$—	$—	$103,291
Total	103,291	—	—	103,291
Available-for-sale securities:
Commercial paper securities	177,353	—	(129)	177,224
Corporate debt securities	63,981	—	(111)	63,870
U.S. government-sponsored entity debt securities	18,640	—	(19)	18,621
Total	259,974	—	(259)	259,715
Total cash equivalents and available-for-sale securities	$363,265	$—	$(259)	$363,006
December 31, 2017
Cash equivalents:
Money market funds	$24,290	$—	$—	$24,290
Commercial paper securities	4,595	—	—	4,595
Total	28,885	—	—	28,885
Available-for-sale securities:
Commercial paper securities	110,365	—	(118)	110,247
Corporate debt securities	75,886	—	(131)	75,755
U.S. government-sponsored entity debt securities	8,498	—	(6)	8,492
Total	194,749	—	(255)	194,494
Total cash equivalents and available-for-sale securities	$223,634	—	$(255)	$223,379

As of December 31, 2018, all of the Company’s investments had maturity dates within one year as of the balance sheet date. The Company had no material realized losses from the sale of available-for-sale securities for the years ended December 31, 2018, 2017 or 2016. Sangamo has the intent and ability to hold its investments for a period of time sufficient to allow for any anticipated recovery in market value. No investments were other-than-temporarily impaired at either December 31, 2018 or 2017.

NOTE 4 – STOCK-BASED COMPENSATION

The following table shows total stock-based compensation expense recognized in the accompanying consolidated statements of operations (in thousands):

	Year Ended December 31,
	2018	2017	2016
Research and development	$8,249	$5,031	$6,463
General and administrative	6,428	4,058	8,594
Total stock-based compensation expense	$14,677	$9,089	$15,057

As of December 31, 2018, total stock-based compensation expense related to unvested stock options to be recognized in future periods was $35.4 million, which is expected to be expensed over a weighted-average period of 2.68 years.  As of December 31, 2018, total stock-based compensation expense related to unvested RSUs to be recognized in future periods was $4.1 million, which is expected to be expensed over a weighted-average period of 2.18 years. There was no capitalized stock-based employee compensation expense as of either December 31, 2018, 2017 or 2016.

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

The weighted-average estimated fair value per share of options granted during 2018, 2017 and 2016 was $11.39, $4.10, and $3.14, respectively, based upon the assumptions used in the Black-Scholes valuation model. The assumptions used for estimating the fair value of the employee stock options are as follows:

	Year Ended December 31,
	2018	2017	2016
Risk-free interest rate	2.53-2.96%	1.81-2.28%	1.13-1.61%
Expected life of option (in years)	5.59-5.61	5.73-5.83	5.28-5.29
Expected dividend yield of stock	0%	0%	0%
Expected volatility	0.72-0.75	0.71-0.72	0.68-0.70

Employees purchased approximately 328,710, 253,994 and 202,711 shares of common stock through the ESPP at an average exercise price of $4.51, $3.22, and $4.04 per share during 2018, 2017 and 2016, respectively. The weighted-average estimated fair value of shares purchased under the Company’s ESPP during 2018, 2017 and 2016 were $7.07, $2.37 and $2.27, respectively, based upon the assumptions used in the Black-Scholes valuation model.

The weighted–average assumptions used for estimating the fair value of the ESPP purchase rights are as follows:

	Year Ended December 31,
	2018	2017	2016
Risk-free interest rate	2.16-2.80%	0.44-0.76%	0.41-0.80%
Expected life of option (in years)	0.5-2	0.5-2.0	0.5-2.0
Expected dividend yield of stock	0%	0%	0%
Expected volatility	0.73-0.83	0.66-0.82	0.71-0.76

NOTE 5 – MAJOR CUSTOMERS, PARTNERSHIPS AND STRATEGIC ALLIANCES

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

Following the effective date, in April 2018, the Company received a $150.0 million upfront payment from Kite. In addition, Kite will reimburse the Company’s direct costs to conduct service under the joint research program provisions of the agreement, and Kite will be responsible for all subsequent development, manufacturing and commercialization of any licensed products. Sangamo is also eligible to receive contingent development- and sales-based milestone payments that could total up to $3.01 billion if all of the specified milestones set forth in this agreement are achieved. Of this amount, approximately $1.26 billion relates to the achievement of specified research, clinical development, regulatory and first commercial sale milestones, and approximately $1.75 billion relates to the achievement of specified sales-based milestones if annual worldwide net sales of licensed products reach specified levels. Each development- and sales-based milestone payment is payable (i) only once for each licensed product, regardless of the number of times that the associated milestone event is achieved by such licensed product, and (ii) only for the first ten times that the associated milestone event is achieved, regardless of the number of licensed products that may achieve such milestone event.  In addition, the Company will be entitled to receive escalating, tiered royalty payments with a percentage in the single digits based on potential future annual worldwide net sales of licensed products. These royalty payments will be subject to reduction due to patent expiration, entry of biosimilar products to the market and payments made under certain licenses for third-party intellectual property.

The initial research term of the agreement is six years. Kite has an option to extend the research term for up to two additional one-year periods for a separate fee of $10.0 million per year. All contingent payments under the agreement, when earned, will be non-refundable and non-creditable. The Company concluded the transaction price under this agreement is $185.9 million and includes the upfront license fee of $150.0 million and $35.9 million estimated reimbursable service costs for identified research projects over the estimated performance period. Further the Company concluded estimated fees for the presumed exercise of the research term extension options and all milestone amounts are fully constrained. As part of its evaluation of the constraint, the Company considered numerous factors, including the fact that achievement of the milestones at this time is uncertain and contingent upon future periods when the uncertainty related to the variable consideration is resolved. The Company will re-evaluate the transaction price, including the estimated variable consideration included in the transaction price and all constrained amounts, in each reporting period and as uncertain events are resolved or other changes in circumstances occur. None of the development and sales-based milestone payments have been included in transaction price.

Kite has the right to terminate this agreement, in its entirety or on a per licensed product or per candidate target basis, for any reason after a specified notice period.  Each party has the right to terminate this agreement on account of the other party’s bankruptcy or material, uncured breach.

The Company has identified the primary performance obligations within the Kite agreement as a license to the technology and on-going services. The Company concluded that the license is not discrete as it does not have stand-alone value to Kite apart from the services to be performed by the Company pursuant to the agreement. As a result, the Company recognizes revenue from the upfront payment on a straight-line basis through June 2024, the estimated period the Company will perform research services. The estimated period of performance and project cost is reviewed quarterly and adjusted, as needed, to reflect the Company’s current assumptions regarding the timing of its deliverables.  As of December 31, 2018, the Company had deferred revenue of $131.5 million related to this agreement. During the year ended December 31, 2018 the Company recognized revenue of approximately $18.5 million related to the upfront fee that was received upon effectiveness of the agreement and approximately $7.0 million from research services.

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

The Company has identified the performance obligations within the hemophilia A Pfizer agreement as a license to the technology and on-going services. The Company concluded that the license is not discrete as it does not have stand-alone value to Pfizer apart from the services to be performed by the Company pursuant to the agreement. As a result, the Company recognizes revenue from the upfront payment based on proportional performance through 2020, the estimated period the Company will perform research services. The estimated period of performance and project cost is reviewed quarterly and adjusted, as needed, to reflect the Company’s current assumptions regarding the timing of its deliverables.  As of December 31, 2018, the Company had deferred revenue of $10.0 million related to this agreement. During the year ended December 31, 2018 and 2017, the Company recognized revenue of $37.8 million and $17.0 million, respectively, related to the upfront fee that was received.

C9ORF72 Research Collaboration and License Agreement

In December 2017, the Company entered into a separate exclusive, global collaboration and license agreement with Pfizer for the development and commercialization of potential gene therapy products that use ZFP TFs to treat ALS and frontotemporal lobar degeneration (“FTLD”) linked to mutations of the C9ORF72 gene. Pursuant to this agreement, the Company agreed to work with Pfizer on a research program to identify, characterize and preclinically develop ZFP-TFs that bind to and specifically reduce expression of the mutant form of the C9ORF72 gene.

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

The Company has identified the performance obligations within this agreement as a license to the technology and on-going services. The Company concluded that the license is not discrete as it does not have stand-alone value to Pfizer apart from the services to be performed by the Company pursuant to the agreement. As a result, the Company recognizes revenue from the upfront payment based on proportional performance through March 31, 2019 the estimated period the Company will perform research services. The estimated period of performance and project cost is reviewed quarterly and adjusted, as needed, to reflect the Company’s current assumptions regarding the timing of its deliverables. As of December 31, 2018, the Company had deferred revenue of $9.8 million related to this agreement. During the year ended December 31, 2018 the Company recognized revenue of $2.2 million related to the upfront fee that was received upon entering into the agreement.

Bioverativ, a Sanofi Genzyme company.

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

Under both programs, Bioverativ is responsible for subsequent worldwide clinical development, manufacturing and commercialization of licensed products developed under the agreement. At the end of the specified research terms for each program or under certain specified circumstances, Bioverativ has the right to step in and take over any of the Company’s remaining activities. Furthermore, the Company has an option to co-promote in the United States any licensed products to treat beta-thalassemia and SCD developed under the agreement, and Bioverativ will compensate the Company for such co-promotion activities. Subject to the terms of the agreement, the Company has granted Bioverativ an exclusive, royalty-bearing license, with the right to grant sublicenses, to use certain ZFP and other technology controlled by the Company for the purpose of researching, developing, manufacturing and commercializing licensed products developed under the agreement. The Company also granted Bioverativ a non-exclusive, worldwide, royalty-free, fully paid license, with the right to grant sublicenses, under the Company’s interest in certain other intellectual property developed pursuant to the agreement. During the term of the agreement, the Company is not permitted to research, develop, manufacture or commercialize, outside of the agreement, certain gene therapy products that target genes relevant to the licensed products.

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

The Company has identified the performance obligations within this arrangement as a license to the technology and on-going research services activities. The Company concluded that the license is not discrete as it does not have stand-alone value to Bioverativ apart from the research services to be performed pursuant to the agreement. As a result, the Company recognizes revenue from the upfront payment based on proportional performance through 2022, the estimated period the Company will perform research services. The estimated period of performance and project cost is reviewed quarterly and adjusted, as needed, to reflect the Company’s current assumptions regarding the timing of its deliverables. As of December 31, 2018, the Company had deferred revenue of $4.6 million related to this agreement.

Revenues recognized under the Bioverativ Agreement for the years ended December 31, 2018, 2017 and 2016 are as follows (in thousands):

	Year Ended December 31,
	2018	2017	2016
Revenue related to Bioverativ agreement:
Recognition of upfront fee	$4,013	$1,769	$2,321
Research services	9,503	10,489	6,565
Total	$13,516	$12,258	$8,886

California Institute for Regenerative Medicine

In May 2018, the California Institute for Regenerative Medicine (“CIRM”) granted a Strategic Partnership Award for $8.0 million to fund the clinical studies of a potentially curative ZFP Therapeutic for the treatment of beta-thalassemia based on the application of Sangamo’s ZFN genome editing technology. The grant exists through December 31, 2022 and provides matching funds to support the evaluate ST-400, a gene-edited cell therapy candidate for people with transfusion-dependent beta-thalassemia. As of December 31, 2018, the Company had received $1.7 million under the award.

Under the terms of the CIRM grants, the Company is obligated to pay royalties and licensing fees based on a low single digit royalty percentage on net sales of CIRM-funded product candidates or CIRM-funded technology. The Company has the option to decline any and all amounts awarded by CIRM and as an alternative to revenue sharing, the Company has the option to convert the award to a loan. No such election has been made as of the date of the issuance of these financial statements. In the event that the Company terminates a CIRM-funded clinical trial, it will be obligated to repay the remaining CIRM funds on hand, therefore as of December 31, 2018, the $1.8 million, including $0.1 million of interest, related to this award is recorded as a loan in other long-term liabilities on the accompanying consolidated balance sheet

Amended Collaboration and License Agreement with Shire International GmbH in Human Therapeutics

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

Revenues recognized under the Shire agreement for the years ended December 31, 2018, 2017 and 2016, were $0.0 million, $2.4 million and $3.3 million, respectively.

Agreement with Sigma-Aldrich Corporation (Sigma) in Laboratory Research Reagents, Transgenic Animal and Commercial Protein Production Cell-line Engineering

In 2007, Sangamo entered into a license agreement with Sigma to provide Sigma with access to Sangamo’s proprietary ZFP technology and the exclusive right to use the technology to develop and commercialize research reagent products and services in the research field, excluding certain agricultural research uses that Sangamo previously licensed to DAS. Sangamo developed laboratory research reagents using its ZFP technology over a three-year research services period. Sangamo has since transferred the ZFP manufacturing technology to Sigma.

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

Revenues recognized under the agreement with Sigma for the years ended December 31, 2018, 2017 and 2016, were $0.5 million, $0.7 million and $1.3 million, respectively.

 Agreement with Dow AgroSciences in Plant Agriculture

In 2005, Sangamo entered into an exclusive commercial license with DAS, with an initial three-year research term. Under this agreement, Sangamo is providing DAS with access to its proprietary ZFP technology and the exclusive right to use the technology to modify the genomes or alter the nucleic acid or protein expression of plant cells, plants, or plant cell cultures. Sangamo has retained rights to use plants or plant-derived products to deliver ZFP TFs or ZFNs into humans or animals for diagnostic, therapeutic or prophylactic purposes. In 2008 DAS exercised its option and obtained a commercial license to sell products incorporating or derived from plant cells generated using the Company’s ZFP technology. The exercise of the option triggered a one-time commercial license fee of $6.0 million, payment of the remaining $2.3 million of the previously agreed upon $4.0 million in research milestones, development and commercialization milestone payments for each product, and royalties on sales of products. Furthermore, DAS has the right to sublicense Sangamo’s ZFP technology to third parties for use in plant cells, plants, or plant cell cultures, and Sangamo will be entitled to 25% of any cash consideration received by DAS under such sublicenses. In December 2010 the Company amended its agreement with DAS to extend the period of reagent manufacturing services and research services through December 31, 2012.

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

Revenues under the agreement with DAS were $3.0 million, $3.0 million, and $5.1 million during 2018, 2017 and 2016, respectively.

NOTE 6 – ACQUISITION OF TXCELL S.A.

On July 20, 2018, Sangamo entered into a SPA with certain shareholders of TxCell S.A., a French société anonyme (“TxCell”), and the Company and TxCell entered into a TOA, pursuant to which the Company agreed to acquire 100% of the equity interests of TxCell. On October 1, 2018 (the “Acquisition Date”), the Company completed the acquisition of 13,519,036 ordinary shares of TxCell (“TxCell Ordinary Shares”), representing approximately 53% of the outstanding share capital and voting rights of TxCell, pursuant to the SPA (the “Block Transaction”). TxCell specializes in developing cellular immunotherapy platforms that use regulator T cells (“Tregs”) to treat severe autoimmune and inflammatory diseases and the Company expects that the acquisition of TxCell will accelerate its entry into the clinic with a CAR-Treg therapy.

The Company also entered into arrangements with the holders of approximately 477,000 “free shares” of TxCell pursuant to which the Company has the right to purchase (call option) such shares from the holders thereof and such holders have the right to sell (put option) to the Company such shares from time to time through mid-2021 (the “Free Shares Options”). Of the 477,000 approximately 453,000 are related to vested free shares, with the remaining related to unvested free shares. The purchase price for each such free share acquired by the Company upon exercise of a Free Shares Option will be based on the performance of the Company’s stock price from the announcement of the transactions contemplated by the SPA and TOA through the time of purchase (as of October 1, 2018 (“the Acquisition Date”) the Free Shares Options purchase price was valued at €2.58 per share or approximately $2.99 per share using an exchange rate of $1.16). For example, if the Company’s stock price increases during that time period, the Free Shares Options purchase price per share will proportionately increase. However, if the Company’s stock price decreases the Free Shares Options purchase price is limited to a minimum purchase price of €2.58 per share, subject to certain exceptions. The fair value of the Free Shares Options was estimated to be $0.2 million, based on an option pricing method, and such value is included in the purchase consideration.  The fair value of the Free Shares Options will vary based on future changes in the Company’s stock price during the option period with such changes in fair value being recognized in operations. The fair value of the outstanding shares of TxCell, to which the Free Share Options relate, is recorded as a noncontrolling interest (see further details related to noncontrolling interest below).

In September 2018, the Company also provided TxCell with a $5.2 million loan (the “TxCell Loan”) that was deemed to be part of the purchase consideration for accounting purposes. The TxCell Loan, together with the cash paid to acquire the TxCell Ordinary Shares, $40.5 million, and the estimated fair value of the Free Shares Options, $0.2 million, comprise the aggregate purchase consideration of $45.9 million, as of the Acquisition Date.

Management estimated the fair value of tangible and intangible assets and liabilities in accordance with the applicable accounting guidance for business combinations and utilized the services of third-party valuation consultants. Balances subject to adjustment primarily include the valuations of acquired assets (tangible and intangible), liabilities assumed, as well as tax-related matters. During the measurement period, the Company may record adjustments to the provisional amounts recognized. The Company expects the allocation of the consideration transferred to be final within the measurement period (up to one year from the Acquisition Date).

The TxCell Acquisition was accounted for as a business combination in accordance with ASC Topic 805, Business Combinations. The operating results of TxCell after the Acquisition Date have been included in the Company’s Consolidated Statements of Operations.  For the three months ended December 31, 2018, TxCell did not contribute any revenue. For the three months ended December 31, 2018, operating expenses related to TxCell were approximately $3.7 million.

Fair Value Estimate of Assets Acquired and Liabilities Assumed

Under ASC Topic 805, an acquirer recognizes and consolidates assets acquired, liabilities assumed, and any non-controlling interest at 100% of their fair values as of the acquisition date (regardless of the acquirer’s percentage ownership in the acquiree). As goodwill is calculated as a residual, all goodwill of the acquired business, not just the acquirer’s share, is recognized under this “full-goodwill” approach. Recognized goodwill is allocated between the controlling and non-controlling interests. Although this allocation is not presented separately on the acquirer’s balance sheet, it is necessary so that a goodwill impairment charge recognized in a period following the business combination by an acquirer is appropriately allocated between controlling and non-controlling interests. There were no goodwill impairments during 2018 and, as noted below, substantially all of the non-controlling interest on the Acquisition Date was subsequently acquired by the Company and, accordingly, substantially all of the goodwill is allocated to the Company as of December 31, 2018.

The following table summarizes the estimated fair value of the net assets acquired as of the Acquisition Date (in thousands):

October 1, 2018
Consideration transferred	$45,911
Fair value of non-controlling interest	35,829
Fair value of TxCell	$81,740

Cash	4,779
Current assets	2,427
Property and equipment	1,857
IPR&D	55,019
Other assets	155
Current liabilities	(9,761)
Assumed debt liabilities	(4,933)
Deferred tax liability, net	(6,798)
Fair value of net identifiable assets acquired	42,745

Goodwill	38,995
Total fair value of net assets acquired	$81,740

Consideration Transferred

Consideration transferred as of October 1, 2018 consists of the 13,519,036 TxCell Ordinary Shares acquired by the Company on the Acquisition Date of approximately $2.99 per share, the $5.2 million TxCell Loan and approximately $0.2 million for the fair value of the free shares.

Noncontrolling Interest

The fair value of the non-controlling interest at the Acquisition Date was based on the $2.99 acquisition price per share for the 11,981,867 Ordinary Shares that were not purchased by the Company on the Acquisition Date.

On November 1, 2018, pursuant to the TOA, the Company commenced a cash tender offer (the “Offer”) to acquire all of the TxCell Ordinary Shares not held by the Company for the same per share price paid in the Block Transaction.  Following the completion of the Offer on November 23, 2018, the Company initiated compulsory squeeze-out procedures applicable to French public companies to acquire the remaining TxCell Ordinary Shares, other than the free shares that were subject to the Free Share Options.  Subsequent to the Acquisition Date and through December 31, 2018, the Company acquired 11,528,635 TxCell Ordinary Shares which, when aggregated with the 13,519,036 Ordinary Shares acquired at the Acquisition Date, resulted in the Company owning 98.2% of all TxCell Ordinary Shares as of December 31, 2018. The 11,528,635 shares acquired subsequent to the Acquisition Date were acquired for total consideration of approximately $33.9 million, or $2.94 per share. As of December 31, 2018 the aggregate purchase consideration was approximately $80.4 million through the completion of this purchase, with approximately 453,000 Ordinary Shares (vested free shares), which remain outstanding and are subject to purchase by the Company as noted above, with an estimated fair value of approximately $1.3 million.

Non-controlling interest as of December 31, 2018 was as follows (in thousands):

Total
Non-controlling interest at January 1, 2018	$—
Non-controlling interest at acquisition	35,829
Shares acquired post acquisition	(34,516)
Non-controlling interest of acquired entity	1,313
Foreign currency effect	(19)
Loss attributable to non-controlling interest	(555)
Non-controlling interest at December 31, 2018	$739

Intangible Assets

Identified intangible assets of $55.0 million primarily relates to IPR&D. The fair value of this asset was determined utilizing a weighted market, cost, and income valuation approach.  IPR&D is an intangible asset classified as indefinite-lived until the completion or abandonment of the associated research and development effort, and will be amortized over an estimated useful life to be determined at the date the project is completed. The IPR&D is tested for impairment annually and if the Company concludes the technology is no longer realizable, the asset will be immediately expensed. There was no impairment for the year ended December 31, 2018.

Goodwill

Goodwill of $39.0 million represents the excess of the fair value of the consideration transferred plus the fair value of the noncontrolling interest in TxCell over the fair value of the assets acquired and liabilities assumed. Goodwill represents the anticipated benefits of using TxCell’s expertise within the emerging fields of Treg and CAR-Treg (which are Tregs genetically modified with a chimeric antigen receptor).

The Company tests goodwill for impairment on an annual basis or sooner, if deemed necessary. As of December 31, 2018, there were no changes in the goodwill recorded from the TxCell Acquisition. This goodwill is not deductible for income tax purposes. There was no impairment or the year ended December 31, 2018.

Pro Forma Information

The following unaudited supplemental pro forma information presents the Company’s financial results as if the TxCell Acquisition had occurred on January 1, 2017. This supplemental pro forma information has been prepared for comparative purposes and does not purport to be indicative of what would have occurred had the TxCell Acquisition been made on January 1, 2017, nor are they indicative of any future results.

	Year Ended December 31,
	2018	2017
	(in thousands, except per share amounts)
Revenue	$86,182	$39,091
Loss from operations	(86,253)	(68,221)
Net loss	(79,735)	(66,350)
Net loss per share, basic	(0.82)	(0.85)

To complete the purchase transaction, the Company incurred approximately $2.1 million of acquisition costs, which were recognized as general and administrative expense for the year ended December 31, 2018.

NOTE 7 – PROPERTY AND EQUIPMENT, NET

Property and equipment, net consist of the following (in thousands):

	December 31 ,
	2018	2017
Laboratory equipment	$11,466	$7,572
Furniture and fixtures	3,840	1,494
Leasehold improvements	3,640	3,425
Buildings	3,876	3,876
Total	22,822	16,367
Less: accumulated depreciation and amortization	(9,310)	(6,951)
Construction in progress	65,211	21,650
	$78,723	$31,066

Depreciation and amortization expense was $2.4 million in 2018, $1.5 million in 2017 and $1.0 million in 2016. In 2018 the Company capitalized $2.0 million in interest related to the fair value of the Brisbane building and $41.8 million of construction costs in construction in progress under the build-to-suit lease guidance (see Note 14). In 2017 the Company capitalized $20.9 million related to the fair value of the Brisbane building and $0.3 million of construction costs in construction in progress under the build-to-suit lease guidance. Build-to-suit properties are classified within property and equipment, net, along with a corresponding build-to-suit lease obligation for the same amount. The Brisbane and Point Pinole buildings will depreciate over the period of their lease, respectively.

NOTE 8 – COMMITMENTS AND CONTINGENCIES

Sangamo occupies office and laboratory space under operating leases in Richmond, CA. In May 2018, Sangamo amended its lease agreement for its corporate headquarters wherein the lease was extended through August 2026. The Company has three additional properties located in Richmond, CA. This includes two leases, one to occupy approximately 7,700 square feet of research and office space that expires in August 2019, and another to occupy approximately 6,200 square feet of office space that expires in July 2021. Sangamo also has two build-to-suit leases to occupy approximately 41,400 square feet of space in Richmond, CA that expires in December 2021 and approximately 87,700 square feet of space in Brisbane, CA that expires in May 2029. In addition, the Company leases a property in Valbonne, France with approximately 14,036 square feet of research and office space that expires in June 2022. Rent expense related to these lease agreements was $2.3 million, $1.1 million, and $1.0 million for 2018, 2017 and 2016, respectively. Future minimum payments under lease obligations at December 31, 2018 consist of the following (in thousands):

Fiscal Year:
2019	$3,671
2020	5,950
2021	6,042
2022	5,608
2023	5,649
Thereafter	29,498
Total minimum payments	$56,418

The Company also has $1.3 million of license obligations related to its intellectual property.

Contingencies

Sangamo is not party to any material pending legal proceeding. From time to time, Sangamo may be involved in legal proceedings arising in the ordinary course of business.

NOTE 9 – STOCKHOLDERS’ EQUITY

Preferred Stock

The Company has 5,000,000 preferred shares authorized, which may be issued at the discretion of the Company’s Board of Director’s discretion.

Common Stock

In April 2018, Sangamo completed an underwritten public offering of its common stock, in which the Company sold an aggregate of 14.2 million shares of its common stock at a public offering price of $16.25 per share. The net proceeds to Sangamo from the sale of shares in this offering, after deducting underwriting discounts and commissions and other offering expenses, were approximately $215.8 million.

In June 2017, Sangamo completed an underwritten public offering of its common stock, in which the Company sold an aggregate of 11.5 million shares of its common stock at a public offering price of $7.25 per share. The net proceeds to Sangamo from the sale of shares in this offering, after deducting underwriting discounts and commissions and other offering expenses, were approximately $78.1 million.

At-the-Market Offering Agreements

On December 7, 2016, the Company entered into an “at the market” offering agreement with Cowen and Company, LLC (“Cowen”), pursuant to which the Company may issue and sell from time to time up to $75.0 million of the Company’s common stock through the bank as the sales agent (“ATM Agreement”).

In May 2017, the Company entered into an amended and restated sales agreement with Cowen and Company, LLC (“Cowen”) pursuant to which the Company may offer and sell, in its sole discretion, shares of common stock having an aggregate offering price of up to $75.0 million through Cowen acting as the sales agent (the “ATM Facility”). Sales of the Company’s common stock, if any, will be made at market prices by any method that is deemed to be an “at the market offering” as defined in Rule 415 under the Securities Act of 1933, as amended. The Company has not sold any common stock under the ATM Facility. As of December 31, 2018, the full $75.0 million provided for under the ATM Facility remained available for sale, subject to certain conditions as specified in the agreement

Stock Incentive Plan

In April 2013, the Company’s Board of Directors adopted, subject to stockholder approval, the Company’s 2013 Stock Incentive Plan (“the 2013 Plan”) as the successor to the Company’s 2004 Stock Incentive Plan (the “2004 Plan”). At the Annual Meeting of Stockholders held on June 12, 2013, the 2013 Plan was approved by the Company’s stockholders and became effective. In connection with the approval by stockholders of the 2013 Plan, outstanding awards under the 2004 Plan were transferred to the 2013 Plan. The 2004 Plan was terminated and no further awards will be made pursuant to the 2004 Plan.

Under the 2013 Plan, the exercise price per share of options granted will generally not be less than 100% of the fair value per share of common stock on the grant date, and the option term will not exceed ten years. If the person to whom the option is granted is a 10 percent stockholder, and the option granted qualifies as an Incentive Stock Option Grant, then the exercise price per share will not be less than 110 percent of the fair value per share of common stock on the grant date, and the option term will not exceed five years. Options granted under the 2013 Plan generally vest over four years at a rate of 25% one year from the grant date and one thirty-sixth per month thereafter and expire ten years after the grant, or earlier upon employment termination. Certain options previously granted under the 2004 Plan to the Company’s non-employee directors are structured so that they may be exercised prior to vesting, with the related shares subject to Sangamo’s right to repurchase any shares that have not vested pursuant to the vesting schedule in effect for such award at the exercise price paid if the option holder’s board service terminates. Approximately 14.1 million shares were initially reserved for issuance under the 2013 Plan, including 9.7 million shares of common stock subject to outstanding awards previously granted under the 2004 Plan that were transferred to the 2013 Plan, and an additional 4.4 million shares of common stock.

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

In June 2015, the Company’s stockholders were asked to vote to approve the amendment and restatement of the Company’s 2013 Plan in order to increase the number of shares in our common stock reserved for issuance over the term of the 2013 Plan by 5,300,000 shares. At the Annual Meeting of Stockholders held on June 22, 2015, the amendment and restatement of the Company’s 2013 Stock Incentive Plan was approved by the Company’s stockholders and became effective.

On November 10, 2017, the Compensation committee of the Company’s Board of Directors approved the amendment and restatement of the 2013 Plan, to reserve an additional one million shares of the Company’s common stock to be used exclusively for grants of awards to individuals who were not previously employees or non-employee directors of the Company (or following a bona fide period of non-employment with the Company), as an inducement material to each such individual’s entry into employment with the Company within the meaning of Rule 5635(c)(4) of the NASDAQ Listing Rules, or Rule 5635(c)(4). The 2013 Plan was amended and restated by the Compensation Committee without stockholder approval pursuant to Rule 5635(c)(4).

In April 2018, the Compensation Committee of the Company’s Board of Directors approved the Sangamo Therapeutics, Inc. 2018 Equity Incentive Plan (the “2018 Plan”), subject to approval by the Company’s stockholders.  The 2018 Plan is the 2013 Plan.  The 2018 Plan became effective on June 11, 2018 upon approval at the Company’s Annual Meeting of Stockholders.  In connection with the approval of the 2018 Plan, no additional equity awards will be granted under the 2013 Plan, however all outstanding equity awards under the 2013 Plan will continue to be subject to the terms and conditions as set forth in the agreements evidencing such awards and the terms of the 2013 Plan.

The exercise price of a stock option granted under the 2018 Plan may not be less than 100% of the fair market value of our common stock subject to the stock option on the date of grant, and the option term will not exceed ten years.   If the person to whom the stock option is granted is a 10 percent stockholder of the Company, and the stock option granted qualifies as an Incentive Stock Option Grant, then the exercise price per share will not be less than 110% of the fair market value of the Company’s common stock on the date of grant, and the option term will not exceed five years.   Generally, stock options granted under the 2018 Plan vest over four years at a rate of twenty-five percent (25%) on the one-year anniversary of the date of grant and one forty-eighth (1/48) per month thereafter and expire ten years after the date of grant, or earlier upon termination of employment or services to the Company.

The number of shares of common stock reserved for issuance under the 2018 Plan will be reduced: (i) on a 1-for-1 basis for each share of common stock subject to a stock option or stock appreciation right granted under the plan, (ii) by a fixed ratio of 1.33 shares of common stock for each share of common stock issued pursuant to a full-value award granted under the plan.

Shares subject to any outstanding stock options or other awards under the 2018 Plan that expire or otherwise terminate prior to the issuance of the shares subject to those stock options or awards will be available for subsequent issuance under the 2018 Plan.  Any unvested shares issued under the 2018 Plan that the Company subsequently purchases, pursuant to repurchase rights under the 2018 Plan, will be added back to the number of shares reserved for issuance under the 2018 Plan on a 1-for-1 basis or a 1.33-for-1 basis (depending on the ratio at which the share reserve was debited for the original award) and will accordingly be available for subsequent issuance in accordance with the terms of the 2018 Plan.

Employee Stock Purchase Plan

In June 2018, the Company’s stockholders approved the amendment and restatement of the ESPP.  As amended, the ESPP provides a total reserve of 4,600,000 shares of common stock for issuance under the ESPP. Eligible employees may purchase common stock at 85 percent of the lesser of the fair market value of the Company’s common stock on the first day of the applicable two-year offering period or the last day of the applicable six-month purchase period.

Stock Option Activity

A summary of Sangamo’s stock option activity is as follows:

		Weighted-
		Average	Weighted-Average	Aggregate
	Number of	Exercise per	Remaining	Intrinsic
	Shares	Share Price	Contractual Term	Value
			(In years)	(In thousands)
Options outstanding at December 31, 2017	8,287,456	$7.77
Options granted	3,115,078	$17.78
Options exercised	(2,028,328)	$7.12
Options canceled	(648,114)	$11.15
Options outstanding at December 31, 2018	8,726,092	$11.23	7.35	$24,468
Options vested and expected to vest at December 31, 2018	8,726,092	$11.23	7.35	$24,468
Options exercisable at December 31, 2018	3,699,150	$8.91	5.39	$12,702

Newly created shares are issued upon exercises of options. There were no shares subject to Sangamo’s right of repurchase as of December 31, 2018. The intrinsic value of options exercised was $27.0 million, $12.3 million and $0.1 million during 2018, 2017 and 2016, respectively.

At December 31, 2018, the aggregate intrinsic values of outstanding and exercisable options were $24.5 million and $12.7 million, respectively. The aggregate intrinsic value of options vested and expected to vest as of December 31, 2018, 2017 and 2016 was $24.5 million, $71.7 million and $0.0 million, respectively.

The following table summarizes information with respect to stock options outstanding at December 31, 2018:

	Options Outstanding and Exercisable		Options Exercisable
	Number of		Number of
	Shares of		Shares of
	Common Stock	Weighted-Average	Common Stock
	subject to	Remaining	subject to	Weighted-Average
Range of Exercise Price	options	Contractual Life	options	Exercise Price
		(In years)
$2.55 - $3.20	352,920	7.56	91,772	$3
$3.50 - $3.50	1,171,546	8.00	520,209	$4
$3.55 - $5.70	894,224	5.06	589,511	$5
$5.72 - $7.20	915,176	7.42	610,840	$7
$7.70 - $9.99	897,995	6.18	566,601	$9
$10.16 - $12.72	936,327	6.91	403,714	$12
$12.80 - $15.00	1,213,226	6.37	694,173	$14
$15.11 -$19.80	758,250	8.74	216,830	$16
$20.05 - $20.05	1,003,728	9.06	—	$-
$20.85 - $24.95	582,700	9.08	5,500	$21
	8,726,092	7.35	3,699,150	$9

Restricted Stock Units

During 2018, 2017 and 2016, the Company awarded 346,055, 12,600, and 60,000 RSUs, respectively. The RSUs awarded in 2018, 2017 and 2016 had an average grant date fair value per award of $17.87, $15.85 and $5.16, respectively. These awards generally vest as follows: one-third of the award will vest in a series of three successive equal annual installments. The aggregate fair value of RSUs vested during 2018, 2017 and 2016 was $0.6 million, $1.2 million and $4.8 million, respectively.

A summary of Sangamo’s RSU activity is as follows:

	Number	Weighted-Average
	of	Remaining	Aggregate Intrinsic
	Shares	Contractual Term	Value
		(In years)	(In thousands)
RSUs outstanding at December 31, 2017	80,172
RSUs awarded	346,055
RSUs released	(55,592)
RSUs forfeited	(47,934)
RSUs outstanding at December 31, 2018	322,701	1.25	3,705
RSUs vested and expected to vest at December 31, 2018	322,701	1.25	$3,705

RSUs that vested in 2018, 2017 and 2016 were net-share settled such that the Company withheld shares with value equivalent to the employees’ minimum statutory obligation for the applicable income and other employment taxes, and remitted the cash to the appropriate taxing authorities. The total shares withheld were approximately 20,193, 42,243, and 165,181 for 2018, 2017 and 2016, respectively, and were based on the value of the RSUs on their respective issuance dates as determined by the Company’s closing stock price. Total payments for the employees’ tax obligations to taxing authorities were $0.3 million, $0.7 million and $0.8 million in 2018, 2017 and 2016, respectively and are reflected as a financing activity within the accompanying consolidated statements of cash flows. These net-share settlements had the effect of share repurchases by the Company as they reduced and retired the number of shares that would have otherwise been issued as a result of the vesting and did not represent an expense to the Company.

As of December 31, 2018, there were 9,491,418 shares reserved for future awards under the Company’s 2013 Plan and 3,006,964 shares of common stock reserved for future issuance under the Purchase Plan.

NOTE 10 – INCOME TAXES

The domestic and foreign components of loss before income taxes were as follows (in thousands):

	December 31,
	2018	2017	2016
Domestic	$(65,695)	$(54,568)	$(71,672)
Foreign	(3,194)	—	—
Loss before income taxes	$(68,889)	$(54,568)	$(71,672)

The benefit for income taxes consisted of the following (in thousands):

	Year Ended December 31,
	2018	2017	2016
Benefit for income taxes:
Current:
Federal	$—	$—	$—
State	—	—	—
Foreign	—	—	—
Subtotal	—	—	—
Deferred:
Federal	—	—	(12)
State	—	—	(2)
Foreign	—	—	—
Subtotal	—	—	(14)
Income tax benefit	$—	$—	$(14)

The difference between the benefit for income taxes and the amount computed by applying the federal statutory income tax rate (21%) to loss before taxes is explained as follows (in thousands):

	Year Ended December 31,
	2018	2017	2016
Tax at federal statutory rate	$(14,467)	$(18,553)	$(24,369)
State taxes, net	(2,849)	795	(747)
Federal rate change	—	53,045	—
Foreign rate differential	(177)	—	—
Non-deductible stock-based compensation	(2,729)	2,120	2,781
Research credits	(1,005)	(869)	(1,424)
Change in valuation allowance	20,271	(36,575)	23,773
Other	956	37	(28)
Income tax benefit	$—	$—	$(14)

Note:

(1)	For the years ended December 31, 2016 and 2017 the statutory tax rate was 34%. For the year ended December 31, 2018, as a result of Tax Reform, the statutory tax rate was decreased to 21%.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets are as follows (in thousands):

	December 31 ,
	2018	2017
Assets:
Deferred tax assets:
Net operating loss carryforwards	$138,896	$91,308
Research and development tax credit carryforwards	16,829	15,147
Stock-based compensation	3,801	3,168
Deferred revenue	3,191	934
Build to suit lease liability	6,400	5,232
Other	604	366
Total deferred tax asset	169,721	116,155
Valuation allowance	158,150	112,833
Net deferred tax assets	$11,571	$3,322
Liabilities:
Intangible assets	(14,100)	—
Fixed Assets	(4,176)	(3,322)
Net deferred tax liability	(18,276)	(3,322)
Total deferred tax liability	$(6,705)	$—

In October 2018, the Company acquired TxCell incorporated in France. The Company recorded goodwill and intangible assets as part of accounting for the acquisition of TxCell. There is no corresponding tax basis for the goodwill or intangible assets. A portion of the intangible assets acquired were for the use in a particular research and development project IPR&D and are considered indefinite-lived assets with no tax basis.

The changes in the fair value of the unrealized gain/loss on securities investment are recorded as a component of accumulated other comprehensive income, net of a provision for income taxes.

A valuation allowance is recorded when it is more likely than not that all or some portion of the deferred income tax assets will not be realized. The Company regularly assesses the need for a valuation allowance against its deferred income tax assets by considering both positive and negative evidence related to whether it is more likely than not that the Company’s deferred income tax assets will be realized. In evaluating the Company’s ability to recover its deferred income tax assets within the jurisdiction from which they arise, the Company considers all available positive and negative evidence, including scheduled reversals of deferred income tax liabilities, projected future taxable income, tax-planning strategies, and results of recent operations. Accordingly, based upon the Company’s analysis of these factors the net deferred tax assets have been substantially offset by a valuation allowance. The valuation allowance increase (decreased) by $45.3 million, $(28.9) million and $23.8 million for the years ended December 31, 2018, 2017 and 2016, respectively. As of December 31, 2018, Sangamo had net operating loss carryforwards for federal and state income tax purposes of approximately $535.0 million and $161.0 million, respectively. If not utilized, the net federal and state operating loss carryforwards will expire in 2018 and 2017, respectively. The Company’s French NOL is $130.0 million which carries over indefinitely. The Company also has federal and state research tax credit carryforwards of $12.2 million and $13.0 million, respectively. The federal research credits began to expire in 2018 while the state research credits have no expiration date. Utilization of the Company’s net operating loss carryforwards and research tax credit carryforwards may be subject to substantial annual limitations due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. The annual limitation could result in the expiration of the net operating loss carryforwards and research tax credit carryforwards before utilization.

On December 22, 2017, President Trump signed the Tax Cuts and Jobs Act ("Tax Reform") into legislation.  The Tax Reform makes significant changes to the U.S. corporate income tax law including, but not limited to, (1) reducing the U.S. federal corporate tax rate to 21% from 35% and (2) requiring a one-time mandatory transition tax on previously deferred foreign earnings of U.S. subsidiaries.  Under ASC Topic 740, the effects of changes in tax rates and laws are recognized in the period in which the new legislation is enacted.  In the case of U.S. federal income taxes, the enactment date is the date the bill becomes law. In the current year the Company has accounted for additional provisions that impact the Company including but not limited to “global intangible low-taxed income (“GILTI”). The Company has completed an analysis for FDII and GILTI and due to the results of the Company, there is currently no impact for these provisions. In addition, the Company’s GILTI policy election is to treat GILTI as a period cost if and when incurred and does not plan on calculating the deferred impact on GILTI.

On December 22, 2017, the SEC staff issued Staff Accounting Bulletin No. 118 (“SAB 118”) which provides guidance on accounting for the tax effects of the Tax Reform. SAB 118 provides a measurement period that should not extend beyond one year from the Tax Reform enactment date for companies to complete the accounting under ASC Topic 740 for the year ended December 31, 2017. In accordance with SAB 118, a company must reflect the income tax effects of those aspects of the Tax Reform for which the accounting under ASC Topic 740 is complete. The Company has finished their analysis as of the measurement period closing of December 22, 2018 after application of law changes were reviewed by the Company. There were no subsequent adjustments as the conclusions have remained the same.

The Company intends to reinvest the earnings of its non-U.S. subsidiaries in those operations. The Company does not provide for U.S. income taxes on the earnings of foreign subsidiaries because the Company intends to reinvest such earnings offshore indefinitely. However, if these funds were repatriated, the Company would be required to accrue and pay applicable United States taxes (if any) and withholding taxes payable. It is not practicable to estimate the amount of the deferred tax liability associated with the repatriation of cash due to the complexity of its hypothetical calculation.

The Company files federal and state income tax returns with varying statutes of limitations. The tax years from 2002 forward remain open to examination due to the carryover of net operating losses or tax credits. The Company also files UK and French income tax returns, and the tax years from 2008 and thereafter remain open in the UK and 2015 and thereafter in France are still subject to examination.

The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. As of December 31, 2018, the Company had no accrued interest and/or penalties. The unrecognized tax benefits may change during the next year for items that arise in the ordinary course of business. In the event that any unrecognized tax benefits are recognized, the effective tax rate will not be affected.

The following table summarizes the activity related to the Company’s unrecognized tax benefits (in thousands):

	December 31,
	2018	2017	2016
Beginning balance	$5,659	$5,045	$8,330
Additions based on tax positions related to the current year	636	622	1,023
Additions for tax positions of prior years	(7)	(8)	27
Reductions for tax positions of prior years	—	—	(4,335)
Ending balance	$6,288	$5,659	$5,045

NOTE 11 – ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities consist of the following (in thousands):

	December 31 ,
	2018	2017
Accounts payable	$3,355	$16
Accrued research and development expenses	10,999	7,898
Accrued professional fees	1,930	1,318
Deferred rent	204	417
Other	4,969	1,386
Total accounts payable and accrued liabilities	$21,457	$11,035

NOTE 12 – EMPLOYEE BENEFIT PLAN

The Company sponsors a defined-contribution savings plan under Section 401(k) of the Internal Revenue Code covering all full-time employees (“Sangamo 401(k) Plan”). The Sangamo 401(k) Plan is intended to qualify under Section 401 of the Internal Revenue Code.

The Company matched employee contributions equal to 50% for the first 8% in 2018 and 2017 and 6% in 2016, up to a limit of $4,000 in 2018 and 2017, and $3,000 in 2016. Matching funds are fully vested when contributed. Contributions to the Sangamo 401(k) Plan by the Company were $0.8 million, $0.5 million, and $0.3 million for the years ended December 31, 2018, 2017 and 2016, respectively.

NOTE 13 – QUARTERLY FINANCIAL DATA (UNAUDITED)

The following table sets forth certain unaudited quarterly financial data for the eight quarters ended December 31, 2018. The unaudited information set forth below has been prepared on the same basis as the audited information contained herein and includes all adjustments necessary to present fairly the information set forth. The operating results for any quarter are not indicative of results for any future period. All data is in thousands except per share data.

	2018				2017
	Q1	Q2	Q3	Q4	Q1	Q2	Q3	Q4
Revenues	$12,637	$21,416	$23,562	$26,837	$3,425	$8,253	$11,812	$13,077
Expenses	33,634	40,556	39,803	47,609	20,217	21,021	24,847	26,843
Net loss	(20,187)	(16,640)	(12,843)	(19,219)	(16,632)	(12,491)	(12,354)	(13,091)
Net loss attributable to non-controlling interest	—	—	—	(555)	—	—	—	—
Net loss attributable to Sangamo Therapeutics, Inc.	(20,187)	(16,640)	(12,843)	(18,664)	(16,632)	(12,491)	(12,354)	(13,091)
Basic and Diluted Net loss per share attributable to Sangamo Therapeutics, Inc.	(0.23)	(0.17)	(0.13)	(0.18)	(0.23)	(0.17)	(0.15)	(0.15)

NOTE 14 – BUILD-TO-SUIT LEASES

Brisbane Build-to-Suit Lease

In November 2017, the Company entered into a long-term property lease which includes construction by the lessor of a building with approximately 87,700 square feet of space, in Brisbane, California. Substantial completion of the building is estimated to occur in the first half of 2019. The lease agreement expires in May 2029, approximately ten years after substantial completion of the building. A letter of credit for $3.5 million was established as the deposit and is classified within other non-current assets in the consolidated financial statements. The Company has two options to extend the lease term for up to a combined additional ten years.

The Company is deemed, for accounting purposes only, to be the owner of the entire project including the building shell, even though it is not the legal owner as a result of the cold shell condition of the building and involvement in the construction process. In connection with the Company’s accounting for this transaction, the Company capitalized the costs of construction as a build-to-suit property within property and equipment, net, and recognize a corresponding build-to-suit lease obligation, including interest. Fair value of the building was estimated at $20.9 million using comparable market prices per square foot for similar space for public real estate transactions in the surrounding area and is considered a Level 2 fair value measurement. As of December 31, 2018, $2.0 million was capitalized related to interest with a corresponding build-to-suit lease obligation recognized related to this lease for the building and $41.8 million was capitalized related to the construction.

Point Pinole Build-to-Suit Lease

In December 2015, the Company entered into a long-term property lease which includes construction by the lessor of a building with approximately 41,400 square feet of space, in Richmond, California. Substantial completion of the building was accomplished in December 2016 at which time the lease commenced.

Construction was completed on the facility and a portion of the monthly lease payment gets allocated to land rent and recorded as an operating lease expense and the non-interest portion of the amortized lease payments to the landlord related to the rent of the building is applied to reduce the build-to-suit lease obligation.

The Company is deemed, for accounting purposes only, to be the owner of the entire project including the building shell, even though it is not the legal owner. In connection with the Company’s accounting for this transaction, the Company capitalized the costs of construction as a build-to-suit property within property and equipment, net, and recognized a corresponding build-to-suit lease obligation for the same amount. As of December 31, 2016, $3.9 million of costs were capitalized in buildings with a corresponding build-to-suit lease obligation recognized related to this lease.

In February 2019, the Company terminated the long term property lease, and will account for the termination in accordance with the new lease standard in the first quarter of 2019.

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

Under the supervision of our principal executive officer and principal financial officer, we evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of December 31, 2018. Based on that evaluation, as of December 31, 2018, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining an adequate internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) for our company. Our management, including our principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework set forth in the “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on an evaluation under that framework, our management concluded that our internal control over financial reporting was effective at the reasonable assurance level as of December 31, 2018.

The effectiveness of our internal control over financial reporting as of December 31, 2018 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report, which is included herein.

In accordance with guidance issued by the Securities and Exchange Commission, companies are permitted to exclude acquisitions from their final assessment of internal control over financial reporting for the first fiscal year in which the acquisition occurred. Our management’s evaluation of internal control over financial reporting excluded the internal control activities of TxCell S.A., or TxCell, which we acquired on October 1, 2018, as discussed in Note 6 to our Consolidated Financial Statements, “Acquisition of TxCell, S.A.”. We have included the financial results of TxCell in the consolidated financial statements from the date of acquisition. Total operating expenses and net loss subject to TxCell’s internal control over financial reporting represented 2% and 5% of our consolidated results for the fiscal year ended December 31, 2018. Total assets subject to TxCell’s internal control over financial reporting constituted 3% of our consolidated total assets as of December 31, 2018.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended December 31, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Sangamo Therapeutics, Inc.

Opinion on Internal Control over Financial Reporting

We have audited Sangamo Therapeutics, Inc.’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Sangamo Therapeutics, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on the COSO criteria.

As indicated in the accompanying Management’s Report on Internal Control over Financial Reporting,  management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of TxCell S.A., which is included in the 2018 consolidated financial statements of the Company and constituted 3% of total assets as of December 31, 2018 and 2% and 5% of operating expenses and net loss, respectively, for the year then ended. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of TxCell S.A.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the 2018 consolidated financial statements of the Company and our report dated March 1, 2019 expressed an unqualified opinion thereon.

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

/s/ ERNST & YOUNG LLP

Redwood City, California

March 1, 2019

ITEM 9B – OTHER INFORMATION

None

PART III

Certain information required by Part III is omitted from this Report on Form 10-K because we intend to file our definitive Proxy Statement for our next Annual Meeting of Stockholders, pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, or the 2019 Proxy Statement, no later than April 30, 2019, and certain information to be included in the 2019 Proxy Statement is incorporated herein by reference.

ITEM 10 – DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is to be included in our 2019 Proxy Statement as follows:

•	The information relating to our directors and nominees for director is to be included in the section entitled “Proposal No. 1: Election of Directors;”
•	The information relating to our executive officers is to be included in the section entitled “Executive Officers;”
•

The information relating to our audit committee, audit committee financial expert and procedures by which stockholders may recommend nominees to our Board of Directors is to be included in the section entitled “Corporate Governance and Board Matters;” and

•	The information regarding compliance with Section 16(a) of the Exchange Act is to be included in the section entitled “Section 16(a) Beneficial Ownership Reporting Compliance.”

Such information is incorporated herein by reference to our 2019 Proxy Statement, provided that if the 2019 Proxy Statement is not filed within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, the omitted information will be included in an amendment to this Annual Report on Form 10-K filed not later than the end of such 120-day period.

ITEM 11 – EXECUTIVE COMPENSATION

The information required by this item is to be included in our 2019 Proxy Statement under the sections entitled “Executive Compensation,” “Director Compensation,” “Corporate Governance and Board Matters—Compensation Committee Interlocks and Insider Participation” and “Corporate Governance and Board Matters—Compensation Committee Report” and is incorporated herein by reference, provided that if the 2019 Proxy Statement is not filed within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, the omitted information will be included in an amendment to this Annual Report on Form 10-K filed not later than the end of such 120-day period.

ITEM 12 – SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item with respect to equity compensation plans is to be included in our 2019 Proxy Statement under the section entitled “Equity Compensation Plan Information” and the information required by this item with respect to security ownership of certain beneficial owners and management is to be included in our 2019 Proxy Statement under the section entitled “Security Ownership of Certain Beneficial Owners and Management” and in each case is incorporated herein by reference, provided that if the 2019 Proxy Statement is not filed within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, the omitted information will be included in an amendment to this Annual Report on Form 10-K filed not later than the end of such 120-day period.

ITEM 13 – CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is to be included in our 2019 Proxy Statement under the sections entitled “Certain Relationships and Related Transactions” and “Corporate Governance and Board Matters—Board Independence” and is incorporated herein by reference, provided that if the 2019 Proxy Statement is not filed within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, the omitted information will be included in an amendment to this Annual Report on Form 10-K filed not later than the end of such 120-day period.

ITEM 14 – PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is to be included in our 2019 Proxy Statement under the section entitled “Proposal No. 2:  Ratification of Independent Registered Public Accounting Firm” and is incorporated herein by reference, provided that if the 2019 Proxy Statement is not filed within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, the omitted information will be included in an amendment to this Annual Report on Form 10-K filed not later than the end of such 120-day period.

PART IV

ITEM 15 – EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) The following documents are included as part of this Annual Report on Form 10-K:

1. Financial Statements—See Index to Consolidated Financial Statements in Item 8.

2. Financial Statement Schedules—Not Applicable.

3. Exhibits

Exhibit Number	Description of Document
2.1

Share Purchase Agreement dated July 20, 2018 among the Company and the Selling TxCell Shareholders named on the signature page thereto (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed July 23, 2018).

2.2

Amendment Agreement to the Share Purchase Agreement dated October 1, 2018 between the Company and TxCell S.A. (incorporated by reference to Exhibit 2.2 to the Company’s Current Report on Form 8-K filed November 6, 2018).

2.3	Tender Offer Agreement dated July 20, 2018 between the Company and TxCell S.A. (incorporated by reference to Exhibit 2.2 to the Company’s Current Report on Form 8-K filed July 23, 2018).
2.4

Amendment No. 1 to the Tender Offer Agreement dated October 1, 2018 between the Company and TxCell S.A. (incorporated by reference to Exhibit 2.4 to the Company’s Current Report on Form 8-K filed November 6, 2018).

3.1	Seventh Amended and Restated Certificate of Incorporation, as amended (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q filed August 9, 2017).
3.2	Third Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed June 15, 2018).
4.1	Form of Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed January 6, 2017).
10.1(+)	Amended and Restated 2013 Stock Incentive Plan (the “2013 Plan”) (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed May 10, 2018).
10.2(+)	2018 Equity Incentive Plan (the “2018 Plan”) (incorporated by reference to Exhibit 99.1 to the Company’s Registration Statement on Form S-8 (File No. 333-225552) filed June 11, 2018).
10.3(+)	2018 Equity Incentive Plan French Stock-Options Sub-Plan (the “French Options Sub-Plan”).
10.4(+)	2018 Equity Incentive Plan French Restricted Stock Unit Award Sub-Plan (the “French RSU Sub-Plan”).
10.5(+)	Form of Restricted Stock Unit Award Agreement under the 2013 Plan (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed June 14, 2013).
10.6(+)	Form of Notice of Grant of Stock Option under the 2013 Plan (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed June 14, 2013).
10.7(+)	Form of Stock Option Agreement under the 2013 Plan (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed June 14, 2013).
10.8(+)	Form of Notice of Grant of Stock Option – Director Initial Grant under the 2013 Plan (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed June 14, 2013).
10.9(+)	Form of Notice of Grant of Stock Option – Director Annual Grant under the 2013 Plan (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed June 14, 2013).
10.10(+)	Form of Automatic Stock Option Agreement under the 2013 Plan (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed June 14, 2013).
10.11(+)

Form of Stock Option Grant Notice and Form of Option Agreement (U.S. employees) under the 2018 Plan (incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K filed June 15, 2018).

Exhibit Number	Description of Document
10.12(+)

Form of Stock Option Grant Notice and Form of Option Agreement (non-employee directors) under the 2018 Plan (incorporated by reference to Exhibit 99.3 to the Company’s Current Report on Form 8-K filed June 15, 2018).

10.13(+)

Form of Stock Option Grant Notice and Form of Option Agreement (U.K. employees) under the 2018 Plan (incorporated by reference to Exhibit 99.4 to the Company’s Current Report on Form 8-K filed June 15, 2018).

10.14(+)	Form of Stock Option Grant Notice (French employees) under the 2018 Plan and the French Options Sub-Plan.
10.15(+)	Form of Stock Option Agreement (French Employees) under the 2018 Plan and the French Options Sub-Plan.
10.16(+)

Form of Restricted Stock Unit Grant Notice and Form of Restricted Stock Unit Award Agreement (U.S. employees) under the 2018 Plan (incorporated by reference to Exhibit 99.5 to the Company’s Current Report on Form 8-K filed June 15, 2018).

10.17(+)

Form of Restricted Stock Unit Grant Notice and Form of Restricted Stock Unit Award Agreement (non-employee directors) under the 2018 Plan (incorporated by reference to Exhibit 99.6 to the Company’s Current Report on Form 8-K filed June 15, 2018).

10.18(+)

Form of Restricted Stock Unit Grant Notice and Form of Restricted Stock Unit Award Agreement (U.K. employees) under the 2018 Plan (incorporated by reference to Exhibit 99.7 to the Company’s Current Report on Form 8-K filed June 15, 2018).

10.19(+)	Form of Restricted Stock Unit Grant Notice and Form of Restricted Stock Unit Award Agreement (French employees) under the 2018 Plan and the French RSU Sub-Plan.
10.20(+)	Amended and Restated Severance Plan.
10.21(+)	Amended and Restated Incentive Compensation Plan (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed May 10, 2018).
10.22(+)	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed August 6, 2015).
10.23(+)

Employment Agreement between the Company and Alexander (Sandy) Macrae, dated May 17, 2016 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed August 4, 2016).

10.24(+)	Employment Agreement between the Company and Kathy Yi, dated February 28, 2017 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed May 10, 2017).
10.25(+)	Employment Agreement between the Company and Edward Conner, dated November 1, 2016 (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed May 10, 2017).
10.26(+)	Employment Agreement between the Company and Heather D. Turner, effective February 12, 2018.
10.27(+)	Employment Agreement between the Company and Stéphane Boissel, effective October 1, 2018.
10.28(+)	Employment Agreement between the Company and Adrian Woolfson, effective January 21 2019.
10.29

Triple Net Laboratory Lease between the Company and Point Richmond R&D Associates II, LLC, dated May 23, 1997 (incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form S-1 (Reg. No. 333-30314), as amended, filed February 24, 2000).

10.30

First Amendment to Triple Net Laboratory Lease between the Company and Point Richmond R&D Associates II, LLC, dated March 12, 2004 (incorporated by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-K filed February 23, 2005).

10.31

Second Amendment to Triple Net Laboratory Lease between the Company and Point Richmond R&D Associates II, LLC, dated March 15, 2007 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed November 4, 2013).

10.32

Third Amendment to Triple Net Laboratory Lease between the Company and Point Richmond R&D Associates II, LLC, dated August 1, 2013 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed November 4, 2013).

10.33	Fourth Amendment to Triple Net Laboratory Lease between the Company and Point Richmond R&D Associates II, LLC, dated June 10, 2016.

Exhibit Number	Description of Document
10.34	Fifth Amendment to Triple Net Laboratory Lease between the Company and Point Richmond R&D Associates II, LLC, dated July 10, 2017.
10.35

Sixth Amendment to Triple Net Laboratory Lease between the Company and Point Richmond R&D Associates II, LLC, dated May 11, 2018 (incorporated by reference to Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q filed August 8, 2018).

10.36

Lease Agreement between the Company and Marina Boulevard Property, LLC dated November 3, 2017 (incorporated by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-K filed March 1, 2018).

10.37	First Amendment to Lease Agreement between the Company and Marina Boulevard Property, LLC dated January 1, 2019.
10.38	Amended and Restated Sales Agreement between the Company and Cowen LLC, dated May 26, 2017 (incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K filed May 26, 2017).
10.39†

Amended and Restated Collaboration and License Agreement between the Company and Shire International GmbH, dated September 1, 2015 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed October 30, 2015).

10.40†

Global Research, Development and Commercialization Collaboration and License Agreement between the Company and Biogen MA Inc. (Bioverativ Inc.), dated January 8, 2014 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed May 7, 2014).

10.41†

Letter Amendment to Global Research, Development and Commercialization Collaboration and License Agreement between the Company and Biogen MA Inc. (Bioverativ Inc.), dated December 14, 2015 (incorporated by reference to Exhibit 10.63 to the Company’s Annual Report on Form 10-K filed February 18, 2016).

10.42†

Letter Agreement and Waiver between the Company and Biogen MA Inc. (Bioverativ Inc.), dated March 24, 2016 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed May 5, 2016).

10.43†

Collaboration and License Agreement between the Company and Pfizer Inc., dated May 10, 2017 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed August 9, 2017).

10.44†

Research Collaboration and License Agreement between the Company and Pfizer Inc., dated December 28, 2017 (incorporated by reference to Exhibit 10.40 to the Company’s Annual Report on Form 10-K filed March 1, 2018).

10.45†

Collaboration and License Agreement between the Company and Kite Pharma, Inc., dated February 20, 2018 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed May 5, 2018).

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

ITEM 16 – FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 1, 2019.

Date: March 1, 2019

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/ S / ALEXANDER MACRAE	President, Chief Executive Officer (Principal Executive Officer) and Director	March 1, 2019
Alexander Macrae

/ S / Kathy Y. Yi	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 1, 2019
Kathy Y. Yi

/ S / H. STEWART PARKER	Director and Chairman of the Board	March 1, 2019
H. Stewart Parker

/ S / Robert F. Carey	Director	March 1, 2019
Robert F Carey

/ S / STEPHEN G. DILLY, M.B.B.S, PH.D	Director	March 1, 2019
Stephen G. Dilly, M.B.B.S, Ph.D

/s/ Roger Jeffs, PH.D	Director	March 1, 2019
Roger Jeffs, Ph.D
/s/ STEVEN J. MENTO, PH.D	Director	March 1, 2019
Steven J. Mento, Ph.D

/ S / SAIRA RAMASASTRY	Director	March 1, 2019
Saira Ramasastry

/ S / Joseph S. Zakrzewski	Director	March 1, 2019
Joseph S. Zakrzewski

/ S / Karen Smith, M.D, PH.D, M.B.A., L.L.M.	Director	March 1, 2019
Karen Smith, M.D., Ph.D, M.B.A., L.L.M.