Form 10-Q
period 2019-03-31
SANGAMO THERAPEUTICS, INC
filed 2019-05-08
CIK 1001233

Ion

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.01 per share	SGMO	NASDAQ Global Select Market

As of May 3, 2019, 115,361,866 shares of the issuer’s common stock, par value $0.01 per share, were outstanding.

INDEX

SANGAMO THERAPEUTICS, INC.

Unless otherwise indicated or the context suggests otherwise, references in this Quarterly Report on Form 10-Q, or Quarterly Report, to “Sangamo,” the “Company,” “we,” “us,” and “our” refer to Sangamo Therapeutics, Inc. and our subsidiaries including TxCell S.A.

ZFP Therapeutic®, Engineering Genetic Cures®, and Pioneering Genetic Cures® are registered trademarks of Sangamo Therapeutics, Inc. Any third-party trade names, trademarks and service marks appearing in this Quarterly Report are the property of their respective holders.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Some statements contained in this report are forward-looking with respect to our operations, research, development and commercialization activities, clinical trials, operating results and financial condition. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements. Forward-looking statements may include, but are not limited to, statements about:

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

•	the benefits of the acquisition of TxCell S.A.;
•	our ability to establish and maintain collaborative, licensing and other similar arrangements;
•	anticipated revenues from existing and new collaborations and the timing thereof;
•	our research and development and other expenses;
•	our ability to obtain adequate preclinical and clinical supplies of our product candidates from current and potential new suppliers and manufacturers;
•	the ability of Sangamo and our collaborators or strategic partners to obtain and maintain regulatory approvals for product candidates using our ZFP technology platform;
•	our ability to comply with, and the impact of, regulatory requirements, obligations and restrictions on our business;
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

In some cases, you can identify forward-looking statements by terms such as: “anticipates,” “believes,” “continues,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “seeks,” “should” and “will” and similar expressions intended to identify forward-looking statements. These statements reflect our current views with respect to future events, are based on assumptions and are subject to risks and uncertainties. Given these risks and uncertainties, you should not place undue reliance on these forward-looking statements.  We discuss many of these risks in greater detail under the headings “Risk Factors” and “Management’s Discussion and Analysis of Financial Conditions and Results of Operations” in this Quarterly Report. Except as required by law, we undertake no obligation to update or revise any forward-looking statements to reflect new information or future events or developments. Readers are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this Quarterly Report on Form 10-Q.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

SANGAMO THERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited; in thousands)

	March 31,	December 31,
	2019	2018
ASSETS
Current assets:
Cash and cash equivalents	$80,968	$140,418
Marketable securities	270,028	259,715
Interest receivable	594	375
Accounts receivable	7,311	4,673
Prepaid expenses and other current assets	3,727	5,340
Total current assets	362,628	410,521
Property and equipment, net	18,281	78,723
Intangible assets	53,170	54,243
Goodwill	39,283	40,044
Operating lease right-of-use assets	28,190	—
Prepaid rent	33,559	—
Other non-current assets	4,118	3,364
Non-current restricted cash	3,500	3,500
Total assets	$542,729	$590,395
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$30,135	$21,457
Accrued compensation and employee benefits	6,168	9,490
Deferred revenues	54,824	47,564
Total current liabilities	91,127	78,511
Deferred revenues, non-current	100,639	108,273
Long-term portion of lease liabilities	13,299	27,689
Deferred income tax	6,572	6,705
Other non-current liabilities	1,911	1,960
Total liabilities	213,548	223,138
Commitments and contingencies
Stockholders' equity:
Preferred stock	—	—
Common stock	1,023	1,022
Additional paid-in capital	934,112	929,632
Accumulated deficit	(603,949)	(562,696)
Accumulated other comprehensive loss	(2,691)	(1,440)
Total Sangamo Therapeutics Inc. stockholders' equity	328,495	366,518
Non-controlling interest	686	739
Total stockholders' equity	329,181	367,257
Total liabilities and stockholders' equity	$542,729	$590,395

See accompanying Notes to Condensed Consolidated Financial Statements.

SANGAMO THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited; in thousands, except per share amounts)

	Three Months Ended
	March 31,
	2019	2018
Revenues	$8,071	$12,637
Operating expenses:
Research and development	34,850	23,547
General and administrative	17,118	10,087
Total operating expenses	51,968	33,634
Loss from operations	(43,897)	(20,997)
Interest and other income, net	1,694	810
Net loss	(42,203)	(20,187)
Net loss attributable to non-controlling interest	(53)	—
Net loss to Sangamo Therapeutics, Inc. stockholders	$(42,150)	$(20,187)
Basic and diluted net loss per share attributable to Sangamo Therapeutics, Inc. stockholders	$(0.41)	$(0.23)
Shares used in computing basic and diluted net loss per share attributable to Sangamo Therapeutics, Inc. stockholders	102,270	86,334

See accompanying Notes to Condensed Consolidated Financial Statements.

SANGAMO THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited; in thousands)

	Three Months Ended
	March 31,
	2019	2018
Net loss	$(42,203)	$(20,187)
Foreign currency translation adjustment	(1,504)	—
Change in unrealized gain (loss) on available-for-sale securities	253	(99)
Comprehensive loss	(43,454)	(20,286)
Comprehensive loss attributable to non-controlling interest	(53)	—
Comprehensive loss attributable to Sangamo Therapeutics, Inc.	$(43,401)	$(20,286)

See accompanying Notes to Condensed Consolidated Financial Statements.

SANGAMO THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited; in thousands, except share amounts)

					Accumulated
	Common Stock		Additional		Other	Non-	Total
			Paid-in	Accumulated	Comprehensive	Controlling	Stockholders'
	Shares	Amount	Capital	Deficit	Income (Loss)	Interest	Equity
Balances at December 31, 2018	102,187,471	$1,022	$929,632	$(562,696)	$(1,440)	$739	$367,257
Cumulative-effect adjustment of ASC Topic 842 on January 1, 2019	—	—	—	897	—	—	897
Issuance of common stock upon exercise of stock options and in connection with restricted stock units, net of tax	141,281	1	215	—	—	—	216
Issuance costs related to public offering	—	—	(258)	—	—	—	(258)
Stock-based compensation	—	—	4,523	—	—	—	4,523
Foreign currency translation adjustment	—	—	—	—	(1,504)		(1,504)
Net unrealized gain on marketable securities	—	—	—	—	253	—	253
Net loss	—	—	—	(42,150)	—	(53)	(42,203)
Balances at March 31, 2019	102,328,752	$1,023	$934,112	$(603,949)	$(2,691)	$686	$329,181

					Accumulated
	Common Stock		Additional		Other	Non-	Total
			Paid-in	Accumulated	Comprehensive	Controlling	Stockholders'
	Shares	Amount	Capital	Deficit	Income (Loss)	Interest	Equity
Balances at December 31, 2017	85,598,534	$856	$682,809	$(495,479)	$(286)	$—	$187,900
Cumulative-effect adjustment of ASC Topic 606 on January 1, 2018	—	—	—	1,117	—	—	1,117
Issuance of common stock upon exercise of stock options and in connection with restricted stock units, net of tax	1,442,674	14	10,570	—	—	—	10,584
Stock-based compensation	—	—	3,050	—	—	—	3,050
Net unrealized loss on marketable securities	—	—	—	—	(99)	—	(99)
Net loss	—	—	—	(20,187)	—	—	(20,187)
Balances at March 31, 2018	87,041,208	$870	$696,429	$(514,549)	$(385)	$—	$182,365

See accompanying Notes to Condensed Consolidated Financial Statements.

SANGAMO THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited; in thousands)

	Three Months Ended
	March 31,
	2019	2018
Operating Activities:
Net loss	$(42,203)	$(20,187)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	715	588
Amortization of discount on marketable securities	(1,238)	(459)
Gain on free shares	(545)	—
Stock-based compensation	4,523	3,050
Build-to-suit leases	—	217
Net loss on lease termination	218	—
Other	44	—
Net changes in operating assets and liabilities:
Interest receivable	(219)	(133)
Accounts receivable	(2,638)	(232)
Prepaid expenses and other assets	1,152	(1,334)
Operating lease right-of-use assets	782	—
Prepaid rent	(12,101)	—
Accounts payable and accrued liabilities	10,183	(77)
Accrued compensation and employee benefits	(3,306)	(2,268)
Deferred revenues	(370)	2,701
Long-term portion of lease liabilities	(66)	—
Other non-current liabilities	(50)	—
Net cash used in operating activities	(45,119)	(18,134)
Investing Activities:
Purchases of marketable securities	(87,075)	(63,401)
Maturities of marketable securities	78,253	54,450
Purchases of property and equipment	(5,977)	(2,616)
Net cash used in investing activities	(14,799)	(11,567)
Financing Activities:
Taxes paid related to net share settlement of equity awards	(265)	(14)
Proceeds from issuance of common stock	481	10,597
Net cash provided by financing activities	216	10,583
Effects of changes in foreign exchange rates	252	—
Net increase in cash, cash equivalents, and restricted cash	(59,450)	(19,118)
Cash, cash equivalents, and restricted cash, beginning of period	143,918	53,326
Cash, cash equivalents, and restricted cash, end of period	$84,468	$34,208
Supplemental disclosure of non-cash activities:
Property and equipment included in accrued liabilities	$1,834	$1,227
Right-of-use assets obtained in exchange for lease obligations	$6,676	$—

See accompanying Notes to Condensed Consolidated Financial Statements.

SANGAMO THERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2019

(Unaudited)

NOTE 1—ORGANIZATION, BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Overview

Sangamo Therapeutics, Inc. (“Sangamo” or the “Company”) was incorporated in the State of Delaware in June 1995 and changed its name from Sangamo Biosciences, Inc. in January 2017. Sangamo is focused on the research, development and commercialization of novel therapeutic strategies for unmet medical needs. Sangamo’s genome editing and gene regulation technology platform is enabled by the engineering of a class of transcription factors known as zinc finger DNA-binding proteins (“ZFPs”). Potential applications of Sangamo’s technology include development of human therapeutics, plant agriculture and enhancement of pharmaceutical protein production.

Sangamo is currently working on a number of long-term development projects that will involve experimental technology. The projects may require several years and substantial expenditures to complete and ultimately may be unsuccessful. The Company plans to finance operations with available cash resources, collaborations and strategic partnerships funds, research grants and from the issuance of equity or debt securities. Sangamo believes that its available cash, cash equivalents and investments as of March 31, 2019, along with proceeds from the underwritten public offering in April 2019 (see Note 11 — Subsequent Events) and expected revenues from collaborations, strategic partnerships and research grants, will be adequate to fund its operations at least through the next twelve months from the date the financial statements are issued. Sangamo will require additional financial resources to complete the development and commercialization of its products including ZFP Therapeutic products. Additional capital may not be available on terms acceptable to the Company, or at all. If adequate funds are not available, or if the terms of potential funding sources are unfavorable, the Company’s business and ability to develop its technology and ZFP Therapeutic products would be harmed. Furthermore, any sales of additional equity securities may result in dilution to the Company’s stockholders, and any debt financing may include covenants that restrict the Company’s business.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019. The condensed consolidated balance sheet data at December 31, 2018 was derived from the audited consolidated financial statements included in Sangamo’s Annual Report on Form 10-K for the year ended December 31, 2018 (the “2018 Annual Report”) as filed with the SEC on March 1, 2019. The accompanying condensed consolidated financial statements and related financial information should be read in conjunction with the audited financial statements and footnotes thereto for the year ended December 31, 2018, included in the 2018 Annual Report.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. On an ongoing basis, management evaluates its estimates including critical accounting policies or estimates related to revenue recognition, clinical trial accruals, fair value of assets and liabilities, including from acquisitions, and stock-based compensation. Estimates are based on historical experience and on various other market specific and other relevant assumptions that the Company believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from those estimates. In March 2019, the Company recorded an adjustment to revenue related to a change in estimate in connection with the hemophilia A collaboration agreement with Pfizer Inc. (“Pfizer”) as result of a decision made in a joint steering committee of Pfizer and Sangamo in March 2019 to increase the project scope and related project cost, which resulted in a decrease in the measure of the proportional performance. This adjustment decreased revenue by $3.0 million, increased net loss by $3.0 million and increased the Company’s basic net loss per share by $0.03 for the three months ended March 31, 2019.

Foreign Currency Translation

The functional currency of the Company’s foreign subsidiaries is primarily the Euro. Assets and liabilities denominated in foreign currencies are translated to U.S. dollars using the exchange rates at the balance sheet date. Foreign currency translation adjustments are recorded as a component of Accumulated Other Comprehensive Income (Loss) (“AOCI”) within stockholders’ equity.

Revenues and expenses from the Company’s foreign subsidiaries are translated using the monthly average exchange rates in effect during the period in which the transactions occur. Foreign currency transaction gains and losses are recorded in interest and other income, net, on the Company’s Condensed Consolidated Statements of Operations.

Reclassifications

Certain prior period amounts in the accompanying condensed consolidated financial statements have been reclassified to conform to the current period presentation. These reclassifications had no effect on the reported results of operations. The Company reclassified $0.6 million from Intangible assets to Other non-current assets on the Condensed Consolidated Balance Sheet as of December 31, 2018.

Cash and Cash Equivalents

Sangamo considers all highly-liquid investments purchased with original maturities of three months or less at the purchase date to be cash equivalents. Cash and cash equivalents consist of cash and deposits in money market investment accounts.

Marketable Securities

Sangamo classifies its marketable securities as available-for-sale and records its investments at estimated fair value based on quoted market prices or observable market inputs of almost identical assets, with the unrealized holding gains and losses included in AOCI.

The Company’s investments are subject to a periodic impairment review. The Company recognizes an impairment charge when a decline in the fair value of its investments below the cost basis is judged to be other-than-temporary. The Company considers various factors in determining whether to recognize an impairment charge, including the length of time and extent to which the fair value has been less than the Company’s cost basis, the financial condition and near-term prospects of the investee and the Company’s intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in the market value. Realized gains and losses on available-for-sale securities are included in other income, net, which are determined using the specific identification method.

Non-current Restricted Cash

Non-current restricted cash consists of a letter of credit for $3.5 million established as a deposit for the Brisbane lease. Non-current restricted cash is included in cash, cash equivalents and restricted cash on the condensed consolidated statements of cash flows.

Fair Value Measurements

The carrying amounts for financial instruments consisting of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate fair value due to their short maturities. Marketable securities are stated at their estimated fair values. The counterparties to the agreements relating to the Company’s investment securities consist of the U.S. government-sponsored entities and various major corporations and financial institutions with high credit ratings. The free share asset/liability is measured using a binomial-lattice pricing model and is reviewed each reporting period and adjusted, as needed.

Leases

The Company determines if an arrangement is or contains a lease at inception by assessing whether the arrangement contains an identified asset and whether it has the right to control the identified asset. Right-of-use (“ROU”) assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Lease liabilities are recognized at the lease commencement date based on the present value of future lease payments over the lease term. ROU assets are based on the measurement of the lease liability and also include any lease payments made prior to or on lease commencement and exclude lease incentives and initial direct costs incurred, as applicable.

As the implicit rate in the Company’s leases is generally unknown, the Company uses its incremental borrowing rate based on the information available at the lease commencement date in determining the present value of remaining lease payments. The Company gives consideration to its credit risk, term of the lease, total lease payments and adjusts for the impacts of collateral, as necessary, when calculating its incremental borrowing rates. The lease terms may include options to extend or terminate the lease when it is reasonably certain the Company will exercise any such options. Rent expense for the Company’s operating leases is recognized on a straight-line basis over the lease term.

The Company has elected to not separate lease and non-lease components for its real estate and copier leases and, as a result, accounts for any lease and non-lease components as a single lease component. The Company has also elected to not apply the recognition requirement to any leases with a term of 12 months or less and does not include an option to purchase the underlying asset that the Company is reasonably certain to exercise.

Revenue Recognition

Effective January 1, 2018, the Company adopted the provisions of Accounting Standards Codification (“ASC”) Topic 606 - Revenue from Contracts with Customers (“ASC Topic 606”) using the modified retrospective method, resulting in a change to its accounting policy for revenue recognition. Topic 606 establishes a unified model to determine how revenue is recognized.

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

The Company’s contract revenues consist of strategic partnering collaboration agreements and research activity grants and licensing. Research and licensing agreements typically include upfront signing or license fees, cost reimbursements, research services, minimum sublicense fees, milestone payments and royalties on future licensee’s product sales. The Company has both fixed and variable consideration. Non-refundable upfront fees and funding of research and development activities are considered fixed, while milestone payments are identified as variable consideration. Sangamo’s research grants are typically multi-year agreements and provide for the reimbursement of qualified expenses for research and development as defined under the terms of the grant agreement. Revenues under research grant agreements are recognized when the related qualified research expenses are incurred. Deferred revenue represents the portion of research or license payments received but not earned.

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

A performance obligation is a promise in a contract to transfer a distinct good or service to the customer and is the unit of account in ASC Topic 606. The Company’s performance obligations include license rights, development services and services associated with regulatory submission and approval processes. Significant management judgment is required to determine the level of effort required under an arrangement and the period over which the Company expects to complete its performance obligations under the arrangement. If the Company cannot reasonably estimate when its performance obligations either are completed or become inconsequential, then revenue recognition is deferred until the Company can reasonably make such estimates. The Company includes the unconstrained amount of estimated variable consideration in the transaction price. The amount included in the transaction price is constrained to the amount for which it is probable that a significant reversal of cumulative revenue recognized will not occur. At the end of each subsequent reporting period, the Company re-evaluates the estimated variable consideration included in the transaction price and any related constraint and, if necessary, adjusts its estimate of the overall transaction price. Revenue is then recognized over the remaining estimated period of performance using the cumulative catch-up method. The estimated period of performance and project costs are reviewed quarterly and adjusted, as needed, to reflect the Company’s current assumptions regarding the timing of its deliverables.

As part of the accounting for these arrangements, the Company must develop assumptions that require judgment to determine the stand-alone selling price of each performance obligation identified in the contract. The Company uses key assumptions to determine the stand-alone selling price which may include forecasted revenues, development timelines, reimbursement rates for personnel costs, discount rates and probabilities of technical and regulatory success. Related costs and expenses under these arrangements have historically approximated the revenues recognized.

During the three months ended March 31, 2019, total revenue was $8.1 million which included a $3.0 million reduction to revenue related to a change in estimate for the hemophilia A collaboration agreement with Pfizer. This change in estimate was the result of a joint steering committee of Pfizer and Sangamo in March 2019 to increase the project scope and related project cost, which thereby resulted in a decrease in the measure of the proportional performance. For the three months ended March 31, 2019, revenues related to Kite Pharma, Inc. (“Kite”), a wholly-owned subsidiary of Gilead Sciences, Inc., and the hemoglobinopathies agreement with Bioverativ Inc., a Sanofi Genzyme company (“Sanofi”), represented 75%, and 18%, respectively, of the Company’s total revenue, excluding the above revenue reversal. During the three months ended March 31, 2018, revenues related to the Company’s hemophilia A collaboration agreement with Pfizer and the hemoglobinopathies agreement with Sanofi represented 61% and 35%, respectively, of the Company’s total revenue. Receivables from collaborations are typically unsecured and are concentrated in the biopharmaceutical industry. Accordingly, the Company may be exposed to credit risk generally associated with biopharmaceutical companies or specific to its collaboration agreements. To date, the Company has not experienced any losses related to these receivables.

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

Recent Accounting Pronouncements

Recently Adopted

Revenue Recognition

ASC Topic 606 outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most previous revenue recognition guidance, including industry-specific guidance. The main principle of ASC Topic 606 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. The Company adopted ASC Topic 606 effective January 1, 2018, using the modified retrospective method with a cumulative-effect adjustment of $1.1 million reflected as an increase to the opening balance of accumulated deficit and a decrease to deferred revenues.

Simplified Disclosure

In August 2018, the SEC adopted amendments to certain disclosure requirements in Securities Act Release No. 33-10532, Disclosure Update and Simplification, as updated. These amendments eliminate, modify, or integrate into other SEC requirements certain disclosure rules. Among the amendments is the requirement to present an analysis of changes in stockholders’ equity in the interim financial statements included in quarterly reports on Form 10-Q. The analysis, which can be presented as a footnote or separate statement, is required for the current and comparative quarter and year-to-date interim periods. The amendments are effective for all filings made on or after November 5, 2018. As such, the Company adopted these SEC amendments on November 5, 2018 and has presented the analysis of changes in stockholders’ equity in these interim financial statements for March 31, 2019 and 2018 presented in this Quarterly Report on Form 10-Q. The Company’s adoption of these SEC amendments has no material effect on the Company’s reporting of financial position, results of operations, cash flows or stockholders’ equity.

Accounting for Leases

In February 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-02, Leases (“ASC Topic 842”). ASC Topic 842 amends a number of aspects of lease accounting, including requiring lessees to recognize almost all leases with a term greater than one year as a ROU asset and corresponding liability, measured at the present value of the lease payments. On January 1, 2019, the Company adopted ASC Topic 842 using the modified retrospective approach with a cumulative-effect adjustment of $0.9 million reflected as a decrease to the opening balance of accumulated deficit as of the adoption date. Results for the three months ended March 31, 2019 are presented under ASC Topic 842. No prior period amounts were adjusted and continue to be reported in accordance with previous lease guidance, ASC Topic 840 — Leases (“ASC Topic 840”).

ASC Topic 842 provides a number of optional practical expedients in transition. The Company elected the practical expedients to not reassess its prior conclusions about lease identification under the new standard, to not reassess lease classification, and to not reassess initial direct costs. The Company did not elect the practical expedient allowing the use-of-hindsight which would require the Company to reassess the lease term of its leases based on all facts and circumstances through the effective date and did not elect the practical expedient pertaining to land easements as this is not applicable to the current contract portfolio.

The impact of the adoption of ASC Topic 842 on the accompanying condensed consolidated balance sheet as of January 1, 2019 was as follows (in thousands):

	December 31, 2018	Adjustments Due to the Adoption of ASC Topic 842	January 1, 2019
Assets:
Property and equipment, net	$78,723	$(62,500)	$16,223
Operating lease right-of-use assets	—	8,753	8,753
Prepaid rent	—	36,025	36,025

Liabilities:
Operating lease liabilities - current(1)	—	1,408	1,408
Deferred rent(1)	271	(271)	—
Build-to-suit lease obligation(2)	27,689	(27,689)	—
Operating lease liabilities - long-term(2)	—	7,933	7,933

Accumulated deficit	(562,696)	897	(561,799)

(1)	Operating lease liabilities – current and deferred rent are included in accounts payable and accrued liabilities on the condensed consolidated balance sheets.
(2)	Build-to-suit lease obligation and operating lease liabilities – long-term are included in long-term portion of lease liabilities on the condensed consolidated balance sheets.

The adjustments due to the adoption of ASC Topic 842 primarily related to the recognition of operating lease ROU assets and operating lease liabilities for the Company’s leases. In addition, the adoption of ASC Topic 842 resulted in a change in accounting of the build-to-suit component of two leases under ASC Topic 840 to operating leases under ASC Topic 842 and as a result the Company derecognized the estimated fair value of the building shells that were included in Property and equipment, net as of December 31, 2018, as the Company had been deemed to own these buildings under ASC Topic 840. For additional discussion of the build-to-suit properties, see “Note 7 – Property and equipment, net” to the Company’s consolidated financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2018 filed with the SEC on March 1, 2019. For a description of the leases, see “Note 8 – Commitments and Contingencies – Leases” in these condensed consolidated financial statements.

Not yet adopted

Collaborative Arrangements

In November 2018, the FASB issued ASU 2018-18, Collaborative Arrangements (ASC Topic 808): Clarifying the Interaction between Topic 808 and Topic 606 (“ASC Topic 808”), which clarifies that certain transactions between participants in a collaborative arrangement should be accounted for under ASC Topic 606 when the counterparty is a customer. In addition, ASC Topic 808 precludes an entity from presenting consideration from a transaction in a collaborative arrangement as revenue from contracts with customers if the counterparty is not a customer for that transaction. This guidance will be effective for the Company beginning January 1, 2020. The Company is currently evaluating the impact of the adoption of this standard on its consolidated financial statements.

Goodwill Impairment Testing

In January 2017, the FASB issued ASU No. 2017-04, Intangibles – Goodwill and Other (Topic 350): Simplifying the Test of Goodwill Impairment (“ASU 2017-04”). The new guidance simplifies the subsequent measurement of goodwill by eliminating Step 2 from the goodwill impairment test. ASU 2017-04 requires goodwill impairment to be measured as the amount by which a reporting unit’s carrying amount exceeds its fair value, not to exceed the carrying amount of its goodwill. ASU 2017-04 requires prospective application and is effective for annual periods beginning after December 15, 2019. ASU 2017-04 will require the Company to amend its methodology for determining any goodwill impairment beginning in 2020.

NOTE 2—FAIR VALUE MEASUREMENTS

The Company measures certain financial assets and liabilities at fair value on a recurring basis, including cash equivalents, available-for-sale marketable securities and the free share asset/liability.  Fair value is determined based on a three-tier hierarchy under the authoritative guidance for fair value measurements and disclosures that prioritizes the inputs used in measuring fair value as follows:

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

The fair value measurements of the Company’s cash equivalents, available-for-sale marketable securities and the free share asset/liability are identified at the following levels within the fair value hierarchy (in thousands):

	March 31, 2019
	Fair Value Measurements
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents:
Money market funds	$15,233	$15,233	$—	$—
Commercial paper securities	4,990	—	4,990	—
Total	20,223	15,233	4,990	—
Marketable securities:
Commercial paper securities	180,399	—	180,399	—
Corporate debt securities	70,948	—	70,948	—
U.S. government-sponsored entity debt securities	18,681	—	18,681	—
Total	270,028	—	270,028	—
Total cash equivalents and marketable securities	$290,251	$15,233	$275,018	$—

Free shares asset	$355	$—	$—	$355

	December 31, 2018
	Fair Value Measurements
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents:
Money market funds	$103,291	$103,291	$—	$—
Total	103,291	103,291	—	—
Marketable securities:
Commercial paper securities	177,224	—	177,224	—
Corporate debt securities	63,870	—	63,870	—
U.S. government-sponsored entity debt securities	18,621	—	18,621	—
Total	259,715	—	259,715	—
Total cash equivalents and marketable securities	$363,006	$103,291	$259,715	$—
Liabilities
Free shares liability	$154	$—	$—	$154
Total	$154	$—	$—	$154

Cash Equivalents and Marketable Securities

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

Free Share Asset/Liability

As a result of the July 20, 2018 Share Purchase Agreement (“SPA”) with TxCell S.A., a French société anonyme (“TxCell”) (see Note 10 — Acquisition of TxCell S.A.), the Company entered into arrangements with the holders of approximately 477,000 “free shares” of TxCell pursuant to which the Company has the right to purchase such shares from the holders thereof (a call option) and such holders have the right to sell to the Company such shares from time to time through mid-2021 (a put option). The Company initially recorded a liability of $0.2 million on the acquisition date. The put options were classified within Level 3 of the fair value hierarchy as the Company utilized a binomial-lattice pricing model (the “Monte Carlo simulation model”) that involved certain market conditions to estimate the fair value of the options. The assumptions used in this simulation model are reviewed on a quarterly basis and adjusted, as needed. Subsequent changes in the fair value of the free shares are recorded in operating expenses in the condensed consolidated statement of operations. For the three months ended March 31, 2019, the Company recognized an increase in the fair value of the free shares of approximately $0.5 million.

Free Shares valuation assumptions:	March 31, 2019	December 31, 2018
Sangamo Stock Price (USD)	$9.54	$11.48
TxCell Stock Price (EUR)	$2.36	$2.58
EUR/ USD Exchange Rate	0.89	0.87
Estimated Correlation Sangamo and TxCell Stock Prices	50.0%	—
Sangamo Stock Price (USD) Volatility Estimate	87.7%	79.9%
TxCell Stock Price (EUR) Volatility Estimate	82.8%	8.6%
EUR/ USD Exchange Rate Volatility Estimate	7.2%	7.7%
Risk Free Rate	Varies by expected exercise date	Varies by expected exercise date

NOTE 3—MARKETABLE SECURITIES

The table below summarizes the Company’s cash equivalents and available-for-sale securities (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	(Losses)	Fair Value
March 31, 2019
Assets
Cash equivalents:
Money market funds	$15,233	$—	$—	$15,233
Commercial paper securities	4,990	—	—	4,990
Total	20,223	—	—	20,223
Available-for-sale securities:
Commercial paper securities	180,380	19	—	180,399
Corporate debt securities	70,973	—	(25)	70,948
U.S. government-sponsored entity debt securities	18,681	—	—	18,681
Total	270,034	19	(25)	270,028
Total cash equivalents and available-for-sale securities	$290,257	$19	$(25)	$290,251
December 31, 2018
Cash equivalents:
Money market funds	$103,291	$—	$—	$103,291
Total	103,291	—	—	103,291
Available-for-sale securities:
Commercial paper securities	177,353	—	(129)	177,224
Corporate debt securities	63,981	—	(111)	63,870
U.S. government-sponsored entity debt securities	18,640	—	(19)	18,621
Total	259,974	—	(259)	259,715
Total cash equivalents and available-for-sale securities	$363,265	—	$(259)	$363,006

As of March 31, 2019 and December 31, 2018, all of the Company’s investments had maturity dates within one year as of the balance sheet date.  The Company had no material realized losses of its available-for-sale securities for the three months ended March 31, 2019 or 2018.  Sangamo has the intent and ability to hold its investments for a period of time sufficient to allow for any anticipated recovery in market value.  No investments were other-than-temporarily impaired at either March 31, 2019 or December 31, 2018.

NOTE 4—BASIC AND DILUTED NET LOSS PER SHARE

Basic net loss per share attributable to Sangamo Therapeutics, Inc. stockholders has been computed by dividing net loss attributable to Sangamo Therapeutics, Inc. stockholders by the weighted-average number of shares of common stock outstanding during the period. Diluted net loss per share attributable to Sangamo Therapeutics, Inc. stockholders is calculated by dividing net loss attributable to Sangamo Therapeutics, Inc. stockholders by the weighted-average number of shares of common stock and potential dilutive securities outstanding during the period.

The total number of shares subject to stock options and restricted stock units (“RSUs”) outstanding, which are all anti-dilutive, were excluded from consideration in the calculation of diluted net loss per share attributable to Sangamo Therapeutics, Inc. stockholders. Stock options and RSUs outstanding as of March 31, 2019 and 2018 were 11,604,633 and 8,858,623, respectively.

NOTE 5—MAJOR CUSTOMERS, PARTNERSHIPS AND STRATEGIC ALLIANCES

Collaboration Agreements

Kite Pharma, Inc.

In February 2018, the Company entered into a collaboration and license agreement with Kite for the research, development and commercialization of potential engineered cell therapies for cancer. Kite will be responsible for all clinical development and commercialization of any resulting products. The Kite agreement became effective on April 5, 2018 when the waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and other customary closing conditions were completed.

Subject to the terms of this agreement, the Company granted Kite an exclusive, royalty-bearing, worldwide sublicensable license under the Company’s relevant patents and know-how to develop, manufacture and commercialize, for the purpose of treating cancer, specific cell therapy products that may result from the research program and that are engineered ex vivo using selected zinc finger nucleases (“ZFNs”) and adeno-associated viral vectors (“AAVs”) developed under the research program to express chimeric antigen receptors (“CARs”), T-cell receptors (“TCRs”) or NK-cell receptors (“NKRs”) directed to candidate targets.

During the research program term and subject to certain exceptions except pursuant to this agreement, the Company is prohibited from researching, developing, manufacturing and commercializing, for the purpose of treating cancer, any cell therapy product that, as a result of ex vivo genome editing, expresses a CAR, TCR or NKR that is directed to a target expressed on or in a human cancer cell. After the research program term concludes and subject to certain exceptions, except pursuant to this agreement, the Company will be prohibited from developing, manufacturing and commercializing, for the purpose of treating cancer, any cell therapy product that, as a result of ex vivo genome editing, expresses a CAR, TCR or NKR that is directed to a candidate target.

Following the effective date, in April 2018, the Company received a $150.0 million upfront payment from Kite. In addition, Kite will reimburse the Company’s direct costs to conduct the joint research program, and Kite will be responsible for all subsequent development, manufacturing and commercialization of any licensed products. Sangamo is also eligible to receive contingent development- and sales-based milestone payments that could total up to $3.01 billion if all of the specified milestones set forth in this agreement are achieved. Of this amount, approximately $1.26 billion relates to the achievement of specified research, clinical development, regulatory and first commercial sale milestones, and approximately $1.75 billion relates to the achievement of specified sales-based milestones if annual worldwide net sales of licensed products reach specified levels. Each development- and sales-based milestone payment is payable (i) only once for each licensed product regardless of the number of times that the associated milestone event is achieved by such licensed product, and (ii) only for the first ten times that the associated milestone event is achieved regardless of the number of licensed products that may achieve such milestone event.  In addition, the Company will be entitled to receive escalating, tiered royalty payments with a percentage in the single digits based on potential future annual worldwide net sales of licensed products. These royalty payments will be subject to reduction due to patent expiration, entry of biosimilar products to the market and payments made under certain licenses for third-party intellectual property.

The initial research term in the agreement is six years. Kite has an option to extend the research term of the agreement for up to two additional one-year periods for a separate upfront fee of $10.0 million per year. All contingent payments under the agreement, when earned, will be non-refundable and non-creditable. The Company concluded the transaction price under this agreement is $185.9 million and includes the upfront license fee of $150.0 million and $35.9 million estimated reimbursable service costs for identified research projects over the estimated performance period. Further, the Company concluded the estimated fees for the presumed exercise of the research term extension options and all milestone amounts are fully constrained. As part of its evaluation of the constraint, the Company considered numerous factors, including the fact that achievement of the milestones at this time is uncertain and contingent upon future periods when the uncertainty related to the variable consideration is resolved. The Company will re-evaluate the transaction price including the estimated variable consideration included in the transaction price and all constrained amounts in each reporting period and as uncertain events are resolved or other changes in circumstances occur. None of the development and sales-based milestone payments have been included in the transaction price.

Kite has the right to terminate this agreement in its entirety or on a per licensed product or per candidate target basis for any reason after a specified notice period.  Each party has the right to terminate this agreement on account of the other party’s bankruptcy or material, uncured breach.

The Company has identified the primary performance obligations within the Kite agreement as a license to the technology and on-going services. The Company concluded that the license is not discrete as it does not have stand-alone value to Kite apart from the services to be performed by the Company pursuant to the agreement. As a result, the Company recognizes revenue from the upfront payment on a straight-line basis through June 2024, the estimated period the Company will perform research services. The estimated period of performance and project cost is reviewed quarterly and adjusted, as needed, to reflect the Company’s current assumptions regarding the timing of its deliverables.  As of March 31, 2019 and December 31, 2018, the Company had deferred revenue of $125.3 million and $131.5 million, respectively, related to this agreement. For the three months ended March 31, 2019 and 2018, the Company recognized revenue of approximately $6.2 million and none, respectively, related to the upfront license fee that was received upon effectiveness of the agreement and approximately $2.1 million and none, respectively, from reimbursable service costs.

Pfizer Inc.

SB-525 Global Collaboration and License Agreement

In May 2017, the Company entered into an exclusive global collaboration and license agreement with Pfizer, pursuant to which it established a collaboration for the research, development and commercialization of SB-525, its gene therapy product candidate for hemophilia A, and closely related products.

Under this agreement, the Company is responsible for conducting the Phase 1/2 clinical trial and for certain manufacturing activities for SB-525, while Pfizer is responsible for subsequent worldwide development, manufacturing, marketing and commercialization of SB-525. Sangamo may also collaborate in the research and development of additional AAV-based gene therapy products for hemophilia A.

The Company received an upfront fee of $70.0 million and is eligible to receive development milestone payments contingent on the achievement of specified clinical development, intellectual property, regulatory and first commercial sale milestones for SB-525 and potentially other products. In addition, Sangamo is eligible to receive up to $208.5 million in payments upon the achievement of specified clinical development, intellectual property and regulatory milestones and up to $266.5 million in payments upon first commercial sale milestones for SB-525 and potentially other products. The total amount of potential clinical development, intellectual property, regulatory and first commercial sale milestone payments, assuming the achievement of all specified milestones in the hemophilia A Pfizer agreement, is up to $475.0 million, which includes up to $300.0 million for SB-525 and up to $175.0 million for other products that may be developed under the agreement, subject to reduction on account of payments made under certain licenses for third-party intellectual property. In addition, Pfizer agreed to pay the Company royalties for each potential licensed product developed under the agreement that are an escalating tiered, double-digit percentage of the annual net sales of such product and are subject to reduction due to patent expiration, entry of biosimilar products to the market and payment made under certain licenses for third-party intellectual property. To date, no milestone payments have been received and no products have been approved and therefore no royalty fees have been earned under the hemophilia A Pfizer agreement. Sangamo is responsible for internal and external research costs as part of the upfront fee and has the ability to request additional reimbursement from Pfizer if certain conditions are met.

None of the clinical or regulatory milestones have been included in the $70.0 million transaction price, as all milestone amounts are fully constrained. As part of its evaluation of the constraint, the Company considered numerous factors, including the fact that achievement of the milestones at this time is uncertain and contingent upon future periods when the uncertainty related to the variable consideration is resolved. The Company will re-evaluate the transaction price, including its estimated variable consideration included in the transaction price and all constrained amounts in each reporting period and as uncertain events are resolved or other changes in circumstances occur.

Subject to the terms of the agreement, the Company granted Pfizer an exclusive worldwide royalty-bearing license, with the right to grant sublicenses, to use certain technology controlled by the Company for the purpose of developing, manufacturing and commercializing SB-525 and related products. Pfizer granted the Company a non-exclusive, worldwide, royalty free, fully paid license, with the right to grant sublicenses, to use certain manufacturing technology developed under the agreement and controlled by Pfizer to manufacture the Company’s products that utilize the AAV delivery system. During a specified period, neither the Company nor Pfizer will be permitted to clinically develop or commercialize, outside of the collaboration, certain AAV-based gene therapy products for hemophilia A.

Unless earlier terminated, the agreement has a term that continues on a per product and per country basis until the later of (i) the expiration of patent claims that cover the product in a country, (ii) the expiration of regulatory exclusivity for a product in a country, and (iii) fifteen years after the first commercial sale of a product in a country.  Pfizer has the right to terminate the agreement without cause in its entirety or on a per product or per country basis.  The agreement may also be terminated by either party based on an uncured material breach by the other party or the bankruptcy of the other party.  Upon termination for any reason, the license granted by the Company to Pfizer to develop, manufacture and commercialize SB-525 and related products will automatically terminate.  Upon termination by the Company for cause or by Pfizer in any country or countries, Pfizer will automatically grant the Company an exclusive, royalty-bearing license under certain technology controlled by Pfizer to develop, manufacture and commercialize SB-525 in the terminated country or countries.

The Company has identified the performance obligations within the hemophilia A Pfizer agreement as a license to the technology and on-going services. The Company concluded that the license is not discrete as it does not have stand-alone value to Pfizer apart from the services to be performed by the Company pursuant to the agreement. As a result, the Company recognizes revenue from the upfront payment based on proportional performance of the on-going services through 2020, the estimated period the

Company will perform research services. The estimated period of performance and project cost is reviewed quarterly and adjusted, as needed, to reflect the Company’s current assumptions regarding the timing of its deliverables.   As of March 31, 2019 and December 31, 2018, the Company had deferred revenue of $16.9 million and $10.0 million, respectively, related to this agreement.

In March 2019 the Company received new data results in the hemophilia A collaboration agreement with Pfizer, and expansion of patients for the ongoing trial. As a result, the estimated project cost increased and the proportional performance was updated based on the actual services delivered to Pfizer as a percentage of the updated project cost as of March 31, 2019. The increase in project cost resulted in a decrease in the measure of the proportional cumulative performance. During the three months ended March 31, 2019, the Company recorded a revenue reduction of approximately $3.0 million or 38% of total revenues due to a decrease in the measure of the proportional cumulative performance. During the three months ended March 31, 2018 the Company recognized revenue of $7.7 million, related to the upfront fee that was received.

C9ORF72 Research Collaboration and License Agreement

In December 2017, the Company entered into a separate exclusive, global collaboration and license agreement with Pfizer for the development and commercialization of potential gene therapy products that use ZFP transcription factors (“TFs”) to treat amyotrophic lateral sclerosis (“ALS”) and frontotemporal lobar degeneration (“FTLD”) linked to mutations of the C9ORF72 gene. Pursuant to this agreement, the Company agreed to work with Pfizer on a research program to identify, characterize and preclinically develop ZFP TFs that bind to and specifically reduce expression of the mutant form of the C9ORF72 gene.

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

Subject to the terms of this agreement, the Company granted Pfizer an exclusive, royalty-bearing, worldwide license under the Company’s relevant patents and know-how to develop, manufacture and commercialize gene therapy products that use resulting ZFP TFs that satisfy pre-agreed criteria. During a specified period, neither the Company nor Pfizer will be permitted to research, develop, manufacture or commercialize outside of the collaboration any ZFPs that specifically bind to the C9ORF72 gene.

Unless earlier terminated, the agreement has a term that continues on a per licensed product and per country basis until the later of (i) the expiration of patent claims that cover the licensed product in a country, (ii) the expiration of regulatory exclusivity for a licensed product in a country, and (iii) fifteen years after the first commercial sale of a licensed product in a major market country.  Pfizer also has the right to terminate the agreement without cause in its entirety or on a per product or per country basis. The agreement may also be terminated by either party based on an uncured material breach by the other party or the bankruptcy of the other party. The agreement will also terminate if the Company is unable to identify any lead candidates for development within a specified period of time or if Pfizer elects not to advance a lead candidate beyond a certain development milestone within a specified period of time. Upon termination for any reason, the license granted by the Company to Pfizer to develop, manufacture and commercialize licensed products under the agreement will automatically terminate. Upon termination by the Company for cause or by Pfizer without cause for any licensed product or licensed products in any country or countries, the Company will have the right to negotiate with Pfizer to obtain a non-exclusive, royalty-bearing license under certain technology controlled by Pfizer to develop, manufacture and commercialize the licensed product or licensed products in the terminated country or countries.

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

The Company has identified the performance obligations within this agreement as a license to the technology and on-going services. The Company concluded that the license is not discrete as it does not have stand-alone value to Pfizer apart from the services to be performed by the Company pursuant to the agreement. As a result, the Company recognizes revenue from the upfront payment based on proportional performance of the on-going services through March 31, 2019, over the estimated period the Company will perform research services. The estimated period of performance and project cost is reviewed quarterly and adjusted, as needed, to reflect the Company’s current assumptions regarding the timing of its deliverables. As of March 31, 2019 and December 31, 2018, the Company had deferred revenue of $9.2 million and $9.8 million, respectively, related to this agreement. During the three months ended March 31, 2019 and 2018 the Company recognized revenue of $0.6 million and $0.5 million, respectively, related to the upfront fee that was received upon entering into the agreement.

Bioverativ Inc., a Sanofi Genzyme company

In January 2014, the Company entered into an exclusive worldwide collaboration and license agreement with Sanofi to develop therapeutics for hemoglobinopathies, focused on beta-thalassemia and sickle cell disease (“SCD”). Under the agreement, the Company is jointly conducting two research programs: the beta-thalassemia program and the SCD program. In the beta-thalassemia program, the Company is responsible for all discovery, research and development activities through the first human clinical trial. In the SCD program, both parties are responsible for research and development activities through the submission of an investigational new drug (“IND”) application for ZFP therapeutics intended to treat SCD.

Under both programs, Sanofi is responsible for subsequent worldwide clinical development, manufacturing and commercialization of licensed products developed under the agreement. At the end of the specified research terms for each program or under certain specified circumstances, Sanofi has the right to step in and take over any of the Company’s remaining activities. Furthermore, the Company has an option to co-promote in the U.S. any licensed products to treat beta-thalassemia and SCD developed under the agreement, and Sanofi will compensate the Company for such co-promotion activities. Subject to the terms of the agreement, the Company has granted Sanofi an exclusive, royalty-bearing license, with the right to grant sublicenses, to use certain ZFP and other technology controlled by the Company for the purpose of researching, developing, manufacturing and commercializing licensed products developed under the agreement. The Company also granted Sanofi a non-exclusive worldwide, royalty-free fully paid license with the right to grant sublicenses, under the Company’s interest in certain other intellectual property developed pursuant to the agreement. During the term of the agreement, the Company is not permitted to research, develop, manufacture or commercialize, outside of the agreement, certain gene therapy products that target genes relevant to the licensed products.

Under the agreement, the Company received an upfront license fee of $20.0 million and is eligible to receive development and sales milestone payments upon the achievement of specified regulatory, clinical development and sales milestones. In addition, the Company will also be eligible to receive up to $115.8 million in payments upon the achievement of specified clinical development and regulatory milestones, as well as up to $160.5 million in payments upon the achievement of specified sales milestones. The total amount of potential regulatory, clinical development and sales milestone payments, assuming the achievement of all specified milestones in the agreement, is up to $276.3 million. In addition, the Company will receive royalty payments for each licensed product that are a tiered double-digit percentage of annual net sales of each product. Sanofi reimburses Sangamo for agreed upon costs incurred in connection with research and development activities conducted by Sangamo. To date, no milestone payments have been received and no products have been approved and therefore no royalty fees have been earned under the Sanofi agreement.

The agreement may be terminated by (i) the Company or Sanofi for the uncured material breach of the other party, (ii) the Company or Sanofi for the bankruptcy or other insolvency proceeding of the other party; (iii) Sanofi, upon 180 days’ advance written notice to the Company and (iv) Sanofi, for certain safety reasons upon written notice to, and after consultation with, the Company. As a result, actual future milestone payments could be lower than the amounts stated above.

All contingent payments under the agreement, when earned, will be non-refundable and non-creditable. The transaction price of $75.7 million includes the upfront license fee of $20.0 million and $55.7 million estimated reimbursable service costs for identified research projects over the estimated performance period, as all milestone amounts are fully constrained. As part of its evaluation of the constraint, the Company considered numerous factors, including the fact that achievement of the milestones at this time is uncertain and contingent upon future periods when the uncertainty related to the variable consideration is resolved. The Company will re-evaluate the transaction price, including the estimated variable consideration included in the transaction price and all constrained amounts, in each reporting period and as uncertain events are resolved or other changes in circumstances occur. None of the clinical or regulatory milestones have been included in the transaction price.

The Company has identified the performance obligations within this arrangement as a license to the technology and on-going research services activities. The Company concluded that the license is not discrete as it does not have stand-alone value to Sanofi apart from the research services to be performed pursuant to the agreement. As a result, the Company recognizes revenue from the upfront payment based on proportional performance of the ongoing services through 2022, the estimated period the Company will perform research services. The estimated period of performance and project cost is reviewed quarterly and adjusted, as needed, to reflect the Company’s current assumptions regarding the timing of its deliverables. As of March 31, 2019 and December 31, 2018, the Company had deferred revenue of $3.8 million and $4.6 million, respectively, related to this agreement.

Revenues recognized under the agreement for the three months ended March 31, 2019 and 2018 were as follows (in thousands):

	Three Months Ended
	March 31,
	2019	2018
Revenue related to Sanofi agreement:
Recognition of upfront fee	$752	$1,154
Research services	1,197	3,228
Total	$1,949	$4,382

California Institute for Regenerative Medicine

In May 2018, the California Institute for Regenerative Medicine (“CIRM”) granted a Strategic Partnership Award for $8.0 million to fund the clinical studies of a potentially curative ZFP Therapeutic for the treatment of beta-thalassemia based on the application of Sangamo’s ZFN genome editing technology. The grant exists through December 31, 2022 and provides matching funds to support the evaluate ST-400, a gene-edited cell therapy candidate for people with transfusion-dependent beta-thalassemia. As of March 31, 2019 and December 31, 2018, the Company had received $1.7 million under the award.

Under the terms of the CIRM grants, the Company is obligated to pay royalties and licensing fees based on a low single digit royalty percentage on net sales of CIRM-funded product candidates or CIRM-funded technology. The Company has the option to decline any and all amounts awarded by CIRM and as an alternative to revenue sharing, the Company has the option to convert the award to a loan. No such election has been made as of the date of the issuance of these financial statements. In the event that the Company terminates a CIRM-funded clinical trial, it will be obligated to repay the remaining CIRM funds on hand, therefore as of March 31, 2019 and December 31, 2018, the $1.9 million and $1.8 million, respectively, including interest, related to this award are recorded as a loan in other long-term liabilities on the accompanying Condensed Consolidated Balance Sheets.

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

NOTE 7—STOCK-BASED COMPENSATION

The following table shows total stock-based compensation expense included in the condensed consolidated statements of operations for the three months ended March 31, 2019 and 2018 (in thousands):

	Three Months Ended
	March 31,
	2019	2018
Research and development	$2,298	$1,759
General and administrative	2,225	1,291
Total stock-based compensation expense	$4,523	$3,050

NOTE 8—COMMITMENTS AND CONTINGENCIES

Leases

Sangamo occupies approximately 37,900 square feet of office and laboratory space in Richmond, CA through August 2026. The Company leases two additional properties located in Richmond, CA: one occupies approximately 7,700 square feet of research and office space that expires in August 2019, and another one which occupies approximately 41,400 square feet with an original expiration date in December 2021, which has been terminated as of March 31, 2019. Accordingly, all assets and liabilities associated with that lease have been written off as of March 31, 2019. In addition, the Company leases two properties in Valbonne, France. The first lease is for approximately 14,036 square feet of research and office space that expires in June 2022. The second lease, which was executed in March 2019 with a commencement date of April 1, 2019, is for approximately 6,800 square feet of office space and expires in March 2022.

Certain of these leases also include renewal options at the election of the Company to renew or extend the lease for an additional five to ten years. These optional periods have not been considered in the determination of the ROU assets or lease liabilities associated with these leases as the Company did not consider it reasonably certain it would exercise the options.

In November 2017, the Company executed a lease agreement for approximately 87,700 square feet of office and research and development laboratory facilities in Brisbane, California which expires in May 2029. As of March 31, 2019, certain lease components were still under construction. The commencement date for approximately 35,080 square feet of the office space occurred in January 2019 while the commencement date for the remaining approximately 52,620 square feet is currently expected to be in June 2019. Since the lease has not commenced as of March 31, 2019 for certain lease components, the related ROU asset and lease liability associated with such certain lease components have not yet been measured or recognized on the condensed consolidated balance sheets. The Company has the right to make tenant improvements, including the addition of laboratory space, with a lease incentive allowance of $6.8 million on the currently occupied space and $10.2 million on the lease component that has not yet commenced. The total undiscounted lease payments due over the lease term related to certain lease components with the expected commencement date in June 2019 are $29.3 million. This lease includes two renewal options at the election of the Company to extend the lease for an additional five years each. These optional periods have not been considered in the determination of the ROU assets or lease liabilities associated with these leases as the Company did not consider it reasonably certain it would exercise the options.

The Company performed evaluations of its contracts and determined each of its identified leases are operating leases. For the three months ended March 31, 2019, the Company incurred $1.2 million of lease costs included in operating expenses in the condensed consolidated statement of operations in relation to these operating leases. Variable lease expense was $0.2 million and was not included in the measurement of the Company’s operating ROU assets and lease liabilities.

Cash paid for amounts included in the measurement of operating lease liabilities for the three months ended March 31, 2019 was $0.5 million and was included in net cash used in operating activities in the Company’s condensed consolidated statements of cash flows.

As of March 31, 2019, the maturities of the Company’s operating lease liabilities were as follows (in thousands):

Total
Nine months ending December 31, 2019	$1,845
2020	3,177
2021	3,163
2022	3,173
2023	3,240
Thereafter	14,687
Total lease payments	29,285
Less:
Imputed interest	(7,850)
Tenant improvement allowance	(6,816)
Total	$14,619

Reported as of March 31, 2019:
Operating lease liabilities - current	$1,320
Operating lease liabilities - long-term	13,299
Total	$14,619

As of March 31, 2019, the weighted-average remaining lease term is 9.0 years and the weighted-average discount rate used to determine the operating lease liability was 6.9% for the Company’s operating leases.

The Company does not have any financing leases.

Contingencies

Sangamo is not party to any material pending legal proceedings or contingencies. From time to time, the Company may be involved in legal proceedings arising in the ordinary course of business.

NOTE 9—STOCKHOLDERS’ EQUITY

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

At-the-Market Offering Agreements

On December 7, 2016, the Company entered into an “at-the-market” offering agreement with Cowen and Company, LLC (“Cowen”), pursuant to which the Company may issue and sell from time to time up to $75.0 million of the Company’s common stock through the bank as the sales agent (the “ATM Agreement”).

In May 2017, the Company entered into an amended and restated sales agreement with Cowen pursuant to which the Company may offer and sell, in its sole discretion, shares of common stock having an aggregate offering price of up to $75.0 million through Cowen acting as the sales agent (the “ATM Facility”). Sales of the Company’s common stock, if any, will be made at market prices by any method that is deemed to be an “at-the-market offering” as defined in Rule 415 under the Securities Act of 1933, as amended. The Company has not sold any common stock under the ATM Facility. As of March 31, 2019, the full $75.0 million provided for under the ATM Facility remained available for sale, subject to certain conditions as specified in the agreement.

NOTE 10—ACQUISITION OF TXCELL S.A.

On July 20, 2018, Sangamo entered into a SPA with certain shareholders of TxCell. Additionally, the Company and TxCell entered into a Tender Offer Agreement (“TOA”), pursuant to which the Company agreed to acquire 100% of the equity interests of TxCell. On October 1, 2018 (the “Acquisition Date”), the Company completed the acquisition of 13,519,036 ordinary shares of TxCell (“TxCell Ordinary Shares”), representing approximately 53% of the outstanding share capital and voting rights of TxCell, pursuant to the SPA (the “Block Transaction”). TxCell specializes in developing cellular immunotherapy platforms that use regulator T-cells (“Tregs”) to treat severe autoimmune and inflammatory diseases and the Company expects that the acquisition of TxCell will accelerate its entry into the clinic with a CAR-Treg therapy.

The Company also entered into arrangements with the holders of approximately 477,000 “free shares” of TxCell pursuant to which the Company has the right to purchase such shares from the holders thereof (a call option) and such holders have the right to sell to the Company such shares from time to time through mid-2021 (a put option) (collectively the “Free Shares Options”). Of the 477,000 shares, approximately 453,000 are related to vested free shares with the remaining related to unvested free shares. The purchase price for each such free share acquired by the Company upon exercise of a Free Shares Option will be based on the performance of the Company’s stock price from the announcement of the transactions contemplated by the SPA and TOA through the Acquisition Date. At the Acquisition Date, the Free Shares Options purchase price was valued at €2.58 per share or approximately $2.99 per share using an exchange rate of $1.16. If the Company’s stock price increases during that time period, the Free Shares Options purchase price per share will proportionately increase. If the Company’s stock price decreases, the Free Shares Options purchase price will proportionately decrease, the minimum purchase price of €2.58 per share only applies to vested Free Shares Options that are not yet transferable shares, subject to certain exceptions.

At the Acquisition Date, the fair value of the Free Shares Options was estimated to be a liability of $0.2 million based on an option pricing method. The value was included in the purchase consideration and is recorded as a non-controlling interest on the condensed consolidated balance sheets. The fair value of the Free Shares Options will vary based on future changes in the Company’s stock price during the option period. The Company assesses this fair value on a quarterly basis with changes in fair value being recognized in operations. The fair value of the Free Shares Options was estimated to be an asset of $0.4 million as of March 31, 2019.

In September 2018, the Company provided TxCell with a $5.2 million loan (the “TxCell Loan”) that was deemed to be part of the purchase consideration for accounting purposes. The TxCell Loan, together with $40.5 million cash paid to acquire the TxCell Ordinary Shares and the $0.2 million estimated fair value of the Free Shares Options, comprise the aggregate purchase consideration of $45.9 million as of the Acquisition Date.

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

The TxCell Acquisition was accounted for as a business combination in accordance with ASC Topic 805, Business Combinations. The operating results of TxCell after the Acquisition Date have been included in the Company’s Condensed Consolidated Statements of Operations.

Fair Value Estimate of Assets Acquired and Liabilities Assumed

Under ASC Topic 805, an acquirer recognizes and consolidates assets acquired, liabilities assumed, and any non-controlling interest at 100% of their fair values as of the acquisition date (regardless of the acquirer’s percentage ownership in the acquiree). As goodwill is calculated as a residual, all goodwill of the acquired business, not just the acquirer’s share, is recognized under this “full-goodwill” approach. Recognized goodwill is allocated between the controlling and non-controlling interests. Although this allocation is not presented separately on the acquirer’s balance sheet, it is necessary so that a goodwill impairment charge recognized in a period following the business combination by an acquirer is appropriately allocated between controlling and non-controlling interests. There were no goodwill impairments during the three months ended March 31, 2019 or during 2018 and, as noted below, substantially all of the non-controlling interest on the Acquisition Date was subsequently acquired by the Company and, accordingly, substantially all of the goodwill is allocated to the Company as of March 31, 2019 and December 31, 2018.

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

Consideration Transferred

Consideration transferred as of October 1, 2018 consists of the 13,519,036 TxCell Ordinary Shares acquired by the Company on the Acquisition Date of approximately $2.99 per share, the $5.2 million TxCell Loan and approximately $0.2 million for the fair value of the Free Shares Options.

Non-controlling Interest

The fair value of the non-controlling interest at the Acquisition Date was based on the $2.99 acquisition price per share for the 11,981,867 Ordinary Shares that were not purchased by the Company on the Acquisition Date.

On November 1, 2018, pursuant to the TOA, the Company commenced a cash tender offer (the “Offer”) to acquire all of the TxCell Ordinary Shares not held by the Company for the same per share price paid in the Block Transaction. Following the completion of the Offer on November 23, 2018, the Company initiated compulsory squeeze-out procedures applicable to French public companies to acquire the remaining TxCell Ordinary Shares, other than the free shares that were subject to the Free Shares Options. Subsequent to the Acquisition Date and through December 31, 2018, the Company acquired 11,528,635 TxCell Ordinary Shares which, when aggregated with the 13,519,036 Ordinary Shares acquired at the Acquisition Date, resulted in the Company owning 98.2% of all TxCell Ordinary Shares as of December 31, 2018. The 11,528,635 shares acquired subsequent to the Acquisition Date were acquired for total consideration of approximately $33.9 million, or $2.94 per share. As of December 31, 2018, the aggregate purchase consideration was approximately $80.4 million through the completion of this purchase, with approximately 453,000 Ordinary Shares (vested free shares), which remain outstanding and are subject to purchase by the Company as noted above, with an estimated fair value of approximately $0.7 million as of March 31, 2019.

Non-controlling interest as of March 31, 2019 was as follows (in thousands):

Non-controlling interest at January 1, 2018	$—
Non-controlling interest at Acquisition Date	35,829
Shares acquired post acquisition	(34,516)
Non-controlling interest of acquired entity	1,313
Foreign currency effect	(19)
Loss attributable to non-controlling interest	(555)
Non-controlling interest at December 31, 2018	739
Loss attributable to non-controlling interest	(53)
Non-controlling interest at March 31, 2019	$686

NOTE 11—SUBSEQUENT EVENTS

In April 2019, the Company closed an underwritten public offering in which it sold 12,650,000 shares of its common stock at a price to the public of $11.50 per share, including 1,650,000 shares sold pursuant to the exercise in full of the underwriters’ option to purchase additional shares. The net proceeds to Sangamo from the offering, after deducting underwriting discounts and commissions and estimated offering expenses, were approximately $136.2 million.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The discussion in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contains trend analysis, estimates and other forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements include, without limitation, statements containing the words “believes,” “anticipates,” “expects,” “continue,” “intend,” “plan,” “will” and other words of similar import or the negative of those terms or expressions. Such forward-looking statements are subject to known and unknown risks, uncertainties, estimates and other factors that may cause our actual results, performance or achievements, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Actual results could differ materially from those set forth in such forward-looking statements as a result of, but not limited to the “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q. You should read the following discussion and analysis along with the financial statements and notes attached to those statements included elsewhere in this report and in our Annual Report on Form 10-K for the year ended December 31, 2018, or the 2018 Annual Report, as filed with the Securities and Exchange Commission, or SEC, on March 1, 2019.

Overview

We are a clinical stage biotechnology company focused on translating ground-breaking science into genomic medicines with the potential to transform patients’ lives using our platform technologies in gene therapy, ex vivo gene-edited cell therapy, in vivo genome editing and gene regulation.

Our strategy is to maximize the value and therapeutic use of our technology platforms. In certain therapeutic areas we intend to capture the value of our proprietary gene therapy and genome editing products by forward integrating into manufacturing, development and commercial operations. In other therapeutic areas we intend to partner with biopharmaceutical companies to develop products as appropriate. Decisions to partner product candidates or not will be based on the best way to bring new medicines to patients and on an evaluation of our capacity to bring such products to commercial stage rapidly and efficiently on our own. For our proprietary clinical development programs, we are focused on three therapeutic areas: inherited metabolic diseases, or IMDs, central nervous system diseases and inflammatory and autoimmune diseases.

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

We have a substantial intellectual property position including the design, selection, manufacture, composition and use of engineered ZFPs, CAR-Tregs and cell therapies to support our research and development activities. We continue to license and file new patent applications that strengthen our patent portfolio. We believe that our intellectual property position is a critical element in our ability to research, develop, manufacture and commercialize products and services based gene therapy, ex vivo gene-edited cell therapy, in vivo genome editing and gene regulation.

Gene therapy programs

We are conducting the Phase 1/2 Alta study, an open-label, ascending-dose clinical trial to evaluate investigational SB-525 gene therapy for severe hemophilia A. SB-525 is being developed under global collaboration with Pfizer Inc., or Pfizer, for the research, development and commercialization of gene therapy product candidates for hemophilia A. Under this agreement, we are responsible for conducting the Phase 1/2 clinical trial and certain manufacturing activities for SB-525, while Pfizer is responsible for subsequent worldwide development, manufacturing, marketing and commercialization of SB-525.

In April 2019, we and Pfizer announced interim data from the Alta study. Across the four dosage cohorts evaluated, patients demonstrated a dose-dependent increase in Factor VIII (FVIII) levels, achieving clinically relevant increases in FVIII activity in the higher dosage cohorts and normal FVIII levels in the 3e13 vg/kg dose cohort (normal range: 50-150%). A dose-dependent reduction in the use of Factor VIII replacement therapy was also observed, with patients in the highest dose cohort not requiring factor replacement therapy after initial use of prophylactic factor and experiencing no bleeding events to date. SB-525 was generally well-tolerated, with one patient (treated with the 3e13 vg/kg dose) reporting a treatment-related serious adverse event of hypotension and fever, which occurred following vector infusion and resolved with treatment within 24 hours of completion of vector infusion.  Based on these interim results, the Safety Monitoring Committee, or SMC, recommended cohort expansion at the 3e13 vg/kg dose. Per the SMC recommendation and study protocol, we are in the process of expanding the fourth cohort by up to five patients and patient enrollment is underway.

We are also evaluating investigational ST-920 gene therapy for Fabry disease, an inherited metabolic disease. ST-920 is wholly owned by Sangamo. An investigational new drug application, or IND, was accepted by the United States Food and Drug

Administration in February 2019, and we expect to open clinical sites and to begin enrolling patients into a Phase 1/2 clinical trial by the end of 2019.

Ex vivo gene edited cell therapy programs

We are conducting the Phase 1/2 THALES study, an open-label, single arm clinical trial to evaluate the safety and efficacy of ST-400 in up to six subjects with beta thalassemia. ST-400 is an ex vivo gene-edited beta thalassemia cell therapy that involves gene editing of a patient’s own hematopoietic stem progenitor cells using non-viral delivery of ZFN technology. ST-400 is being developed in collaboration with Bioverativ Inc., a Sanofi Genzyme company, or Sanofi, to research, develop and commercialize therapeutic gene-edited cell therapy products in hemoglobinopathies, including beta-thalassemia and sickle cell disease, or SCD. Sanofi is responsible for subsequent development, manufacturing and commercialization of licensed products. The collaboration includes a related program evaluating BIVV003 for the treatment of SCD. BIVV003 uses the same technology as ST-400 and is currently being evaluated in a Phase 1/2 clinical trial conducted by Sanofi.

In April 2019, we announced early preliminary data from the first patient treated with ST-400 in the THALES study. This patient has the most severe form of transfusion-dependent beta thalassemia (ß°/ß°) and for the two years prior to treatment in the study, received packed red blood cell, or PRBC, transfusions every other week. The patient demonstrated neutrophil and platelet recovery, within two and four weeks of infusion, respectively, indicating that ST-400 successfully reconstituted hematopoiesis following conditioning. Indels (small insertions or deletions generated at the targeted DNA sequence) have been detected in circulating white blood cells, indicating successful editing of the BCL11A gene and disruption of the BCL11A erythroid specific enhancer, which is intended to upregulate endogenous fetal hemoglobin production in red blood cells. At seven weeks post ST-400 infusion, total hemoglobin levels remained stable (~9 g/dL), and levels of fetal hemoglobin had risen from approximately 1% of total hemoglobin at the time of infusion to 31%. We caution that these data regarding ST-400 are very early, represent only the first patient dosed, and will require confirmation in additional patients as well as longer follow-up to draw any clinical conclusion. In addition, these very early data should not be viewed as an indication, belief or guarantee that that the early results from this first patient will be maintained or future dosed patients in the THALES study will achieve similar results. Enrollment in the THALES study is ongoing. We expect to present longer-term ST-400 data in the fourth quarter of 2019, including results from additional patients. Until that time, we are not planning to report additional clinical data from the program.

In February 2018, we entered into a global collaboration and license agreement with Kite Pharma, Inc., or Kite, a wholly owned subsidiary of Gilead Sciences, Inc., for the research, development and commercialization of potential engineered cell therapies for cancer. In this collaboration, we are working together with Kite on a research program under which we are designing ZFNs and adeno-associated viral vectors, or AAVs, to disrupt and insert certain genes in T-cells and natural killer cells, or NK-cells, including the insertion of genes that encode chimeric antigen receptors, T-cell receptors, and NK-cell receptors directed to mutually agreed targets. Kite is responsible for all clinical development and commercialization of any resulting products and has announced that they expect to initiate a clinical trial evaluating KITE-037, an allogeneic anti-CD19 CAR-T cell therapy, in 2020.

In the fourth quarter of 2018, we completed our acquisition of 98.2% of the outstanding share capital and voting rights of TxCell S.A., or TxCell. With the TxCell Acquisition, we believe we can now accelerate our research and development of innovative, personalized T-cell immunotherapies for the treatment of inflammatory and autoimmune diseases with high unmet medical need. In this regard, we expect the TxCell Acquisition will accelerate our entry into the clinic with a CAR-Treg (which is a regulatory T-cell, or Treg, genetically modified with a chimeric antigen receptor, or CAR) therapy. We are evaluating the potential of the TxCell platform in solid organ transplantation as well as a range of autoimmune diseases, such as multiple sclerosis, rheumatoid arthritis, inflammatory bowel diseases and inflammatory skin diseases. In addition, we intend to use our ZFN gene editing technology to potentially develop next-generation autologous and allogeneic CAR-Treg cell therapies for use in treating autoimmune diseases. In 2019, we anticipate filing a clinical trial application in Europe for TX-200, an autologous CAR-Treg cell therapy for the prevention of solid organ transplant rejection.

In vivo genome editing and gene regulation programs

We have three proprietary in vivo genome editing programs being evaluated in Phase 1/2 clinical trials: SB-913 (Mucopolysaccharidosis type II, or MPS II), SB-318 (MPS I), and SB-FIX (hemophilia B). We are planning a new clinical trial to evaluate second-generation ZFNs for SB-913 to treat MPS II. In vitro preclinical data presented last year showed three potential advantages of second-generation ZFNs for use in the clinic: (1) improvements in efficiency and potency due to structural modifications to the ZFN architecture and expression vector; (2) the ability to function equally well in the patients with a single nucleotide polymorphism, or SNP, in the target locus in the albumin gene (~20% of the population); and (3) improvements in specificity.

The clinical trial of SB-913 using second-generation ZFNs is planned to begin in the second half of 2019. In April 2019, we announced that we expect that no additional patients will be treated with first-generation ZFNs in the SB-913, SB-318 and SB-FIX clinical programs given that clinical benefit has not been demonstrated in analyses conducted to date in the ongoing clinical trials and the expected near-term clinical development of second-generation ZFNs. We expect to use data from the new study evaluating second generation ZFN to make a Phase III decision for the SB-913 program in 2020 and to define the next steps for the SB-318 and SB-FIX programs.

We also have several preclinical programs evaluating our zinc finger protein transcription factor, or ZFP TF, gene regulation technology. ZFP TFs act at the DNA level to selectively repress or activate the expression of specific genes to achieve a desired therapeutic effect. Gene regulation differs from other genome editing approaches as it is designed to enable precise, robust, and long-term repression of a selected gene following a single administration of AAV and does not cut or modify the target DNA.

In March 2019, we presented new preclinical data describing the effects of tau-targeted ZFP TFs, delivered with AAVs in the mouse and nonhuman primate, or NHP, brain. Intrahippocampal ZFP TF delivery to adult mice resulted in more than 80% tau reduction, and intravenous ZFP TF administration reduced tau levels by 50-70% across the entire mouse brain. AAV ZFP TFs targeting tau were administered to the adult NHP hippocampus using real-time MRI-guided stereotaxic infusion. ZFP TF treatment resulted in more than 80% lowering of tau in the hippocampus and entorhinal cortex, and transgene expression levels were strongly correlated with tau reduction. The treatment was well tolerated for the duration of the study. We believe that together, these preclinical data from mice and NHPs highlight the potential for a single administration of ZFP TF to lower tau as a treatment for tauopathies, including Alzheimer’s disease.

In December 2017, we entered into a research collaboration and license agreement with Pfizer for the development and commercialization of potential gene therapy products that use ZFP TFs to treat amyotrophic lateral sclerosis, or ALS, and frontotemporal lobar degeneration, or FTLD, linked to mutations of the C9ORF72 gene. Under this agreement, we are working with Pfizer on a research program to identify, characterize and preclinically develop ZFP TFs that satisfy pre-agreed criteria. Pfizer is responsible for subsequent development, manufacturing and commercialization of licensed products.

Our revenues have consisted primarily of revenues from our corporate partners, contractual payments from strategic partners for research services and milestones and research grant funding. We expect revenues to continue to fluctuate from period to period and there can be no assurance that new collaborations or partner funding will continue beyond their initial terms or that we are able to meet the milestones specified in these agreements.

We have incurred net losses since inception and expect to incur losses in the future as we continue our research and development activities. To date, we have funded our operations primarily through the issuance of equity securities, revenues from corporate collaborations and research grants.

We expect to continue to devote substantial resources to research and development in the future and expect research and development expenses to increase in the next several years if we are successful in advancing our gene therapy and our genome editing programs in the clinic and, if we are able, to progress our earlier stage product candidates into clinical trials. Pursuant to the terms of the agreements with Kite and Sanofi, certain expenses related to research and development activities will be reimbursed to us. The reimbursement funds to be received from Kite and Sanofi will be recognized as revenue as the costs are incurred and collection is reasonably assured.

Comparability

We adopted Accounting Standards Codification Topic 842—Leases, or ASC Topic 842, on January 1, 2019, resulting in changes to our accounting policy for leases. We used the modified retrospective approach and recognized the cumulative effect of initially applying ASC Topic 842 as an adjustment to the opening balances of the lease related accounts and accumulated deficit at January 1, 2019. Accordingly, comparative information has not been adjusted and continues to be reported under previous accounting standards. Refer to Note 1 in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information and details on lease related accounts impacted by ASC Topic 842.

Critical Accounting Estimates

The accompanying discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements and the related disclosures, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates, assumptions and judgments that affect the reported amounts in our condensed consolidated financial statements and accompanying notes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Except for the change in estimate for revenue reversal related to our Pfizer agreement as described in Note 1, Item 1 of this Quarterly Report on Form 10-Q, and for the change to our accounting policy for leases as a result of adopting ASC Topic 842, there have been no significant changes in our critical accounting policies and estimates disclosed in our 2018 Annual Report, as filed with the SEC on March 1, 2019.

Results of Operations for the Three Months Ended March 31, 2019 and 2018

Revenues

	Three Months Ended March 31,
	(in thousands, except percentage values)
	2019	2018	Change	%
Revenues	$8,071	$12,637	$(4,566)	(36%)

Total revenues consisted of revenues from collaboration agreements and research grants. We anticipate revenues over the next several years will be derived primarily from our collaboration agreements with Kite, Pfizer and Sanofi as we continue to recognize in revenues upfront and milestone payments received under such agreements over time.

The decrease of $4.6 million in revenues from our collaboration agreements for the three months ended March 31, 2019, compared to the same period in 2018, was primarily due to a decrease of $10.6 million in revenues related to our agreements with Pfizer due to a change in estimate, related to the expansion of the project scope, and a $2.4 million decrease in revenues related to Sanofi, partially offset by an increase of $8.3 million in revenue related to the Kite agreement, which took effect in April 2018.

Operating Expenses

	Three Months Ended March 31,
	(in thousands, except percentage values)
	2019	2018	Change	%
Operating expenses:
Research and development	$34,850	$23,547	$11,303	48%
General and administrative	17,118	10,087	7,031	70%
Total operating expenses	$51,968	$33,634	$18,334	55%

Research and Development Expenses

Research and development expenses consist primarily of salaries and personnel-related expenses including stock-based compensation, laboratory supplies, preclinical and clinical studies, manufacturing clinical supply expenses, allocated facilities expenses, contracted research expenses and expenses for technology licenses. We expect to continue to devote substantial resources to research and development in the future and expect research and development expenses to increase in the next several years if we are successful in advancing our clinical programs and if we are able to progress our earlier stage product candidates into clinical trials.

The increase of $11.3 million in research and development expenses for the three months ended March 31, 2019, compared to the same period in 2018, was primarily driven by $5.3 million in compensation costs due to headcount growth in our development and technical operations teams to support clinical development trials, $2.2 million in higher manufacturing related costs and $2.2 million in higher clinical expenses driven by patient enrollment and activities for MPS, F8 and BT clinical programs and other.

General and Administrative Expenses

General and administrative expenses consist primarily of salaries and personnel related expenses for executive, finance and administrative personnel, stock-based compensation expenses, professional fees, allocated facilities expenses, patent prosecution expenses and other general corporate expenses. As we continue to build out our product portfolio and advance our product candidates into and through the clinic, we expect the growth of our business to require increased general and administrative expenses.

The increase of $7.0 million in general and administrative expenses for the three months ended March 31, 2019, compared to the same period in 2018, was primarily due to $3.0 million related to higher consulting and professional fees in corporate communications, legal, facilities, and compliance to support TxCell integration along with company growth and strategy, $2.9 million in higher compensation costs due to headcount growth and $1.0 million in facility expense primarily related to our new Brisbane facility.

Interest and other income, net

The increase of $0.9 million in interest and other income, net, for the three months ended March 31, 2019, compared to the same period in 2018, was primarily due to higher interest income.

Liquidity and Capital Resources

Liquidity

Since inception, we have incurred significant net losses and we have funded our operations primarily through the issuance of equity securities, payments from corporate collaborators and strategic partners and research grants. Our most significant use of capital pertains to funding our preclinical and clinical research and development programs, as well as employee compensation.

As of March 31, 2019, we had cash, cash equivalents, marketable securities and interest receivable totaling $351.6 million compared to $400.5 million as of December 31, 2018, with the decrease primarily attributable to operating expenditures. Our most significant use of capital pertains to our employee’s compensation and external research and development expenses, such as manufacturing, clinical trials and preclinical activity related to our therapeutic programs. Our cash and investment balances are held in a variety of interest-bearing instruments, including U.S. government-sponsored entity debt securities, corporate debt securities, commercial paper securities and money market funds. Cash in excess of immediate requirements is invested in accordance with our investment policy with a view toward capital preservation and liquidity.

In April 2019, we completed an underwritten public offering of our common stock, in which we sold an aggregate of 12.7 million shares of our common stock at a public offering price of $11.50 per share. The net proceeds to us from the sale of shares in this offering, after deducting underwriting discounts and commissions and other estimated offering expenses, were approximately $136.2 million.

In May 2017, we entered into an amended and restated sales agreement with Cowen and Company, LLC, or Cowen, pursuant to which we may offer and sell, in our sole discretion, shares of common stock having an aggregate offering price of up to $75.0 million through Cowen acting as our sales agent, or the ATM Facility. Sales of our common stock, if any, will be made at market prices by any method that is deemed to be an “at-the-market offering” as defined in Rule 415 under the Securities Act of 1933, as amended. We have not sold any common stock under the ATM Facility. As of March 31, 2019, the full $75.0 million provided for under the ATM Facility remained available for sale, subject to certain conditions as specified in the agreement.

Since the beginning of 2017, we have received significant amounts of capital as upfront payments under the following collaboration arrangements: $70.0 million received in May 2017 from Pfizer under our hemophilia A agreement, $12.0 million received in January 2018 from Pfizer under our C9ORF72 agreement, and $150.0 million received in April 2018 under our collaboration agreement with Kite. Our collaboration agreements provide for the payment of development, regulatory, and commercial milestones. For more information see Note 5 — Major Customers, Partnerships and Strategic Alliances in the condensed consolidated financial statements of this Quarterly Report on Form 10-Q.

Cash Flows

Operating activities

Net cash used in operating activities primarily reflects our net operating losses adjusted for non-cash items including stock-based compensation expense and depreciation and amortization expense. Net cash used in operating activities was $45.1 million for the three months ended March 31, 2019 primarily reflecting our net loss of $42.2 million, an increase in prepaid rent of $12.1 million a decrease in accrued compensation and employee benefits of $3.3 million and an increase in accounts receivable of $2.6 million, partially offset by an increase in accounts payable and accrued liabilities of $10.2 million due to construction activities of our Brisbane facility and the timing of accruals, and stock-based compensation of $4.5 million. Net cash used in operating activities of $18.1 million for the three months ended March 31, 2018 primarily reflected the net loss for the period as well as changes in accrued compensation and prepaid expenses, partially offset by an increase in deferred revenue and stock-based compensation.

Investing activities

Net cash used in investing activities for the three months ended March 31, 2019 and 2018, was $14.8 million and $11.6 million, respectively. The increase in net cash used in 2019 was due to purchases of property and equipment primarily attributed to our Brisbane location. Additional cash flows from investing activities for both periods were primarily related to net purchases and maturities of investments.

Financing activities

Net cash provided by financing activities for the three months ended March 31, 2019 was $0.2 million related to proceeds from the issuance of common stock upon exercise of stock options, partially offset by taxes paid related to net share settlement of equity awards. Net cash provided by financing activities for the three months ended March 31, 2018 was $10.6 million primarily related to the issuance of common stock upon exercise of stock options.

Operating Capital and Capital Expenditure Requirements

We anticipate continuing to incur operating losses for at least the next several years. While we expect our rate of cash usage to increase in the future, in particular to support our product development endeavors, we believe that the available cash resources, along with proceeds from the underwritten public offering in April 2019, as well as funds received from corporate collaborators, strategic partners and research grants will enable us to maintain our currently planned operations through at least the next twelve months from the date the financial statements are issued. Future capital requirements will be substantial and if our capital resources are insufficient to meet future capital requirements, we will need to raise additional capital to fund our operations through equity or debt financing. We regularly consider fund raising opportunities and may decide, from time to time, to raise capital based on various factors, including market conditions and our plans of operation. Additional capital may not be available on terms acceptable to us, or at all. If adequate funds are not available, or if the terms of potential funding sources are unfavorable, our business and our ability to advance our product candidate pipeline would be harmed. Furthermore, any sales of additional equity securities, including any sales under our ATM Facility, may result in dilution to our stockholders, and any debt financing may include covenants that restrict our business.

Our future capital requirements will depend on many factors and include, but are not limited to the following:

•	the initiation, progress, timing and completion of clinical trials for our product candidates and potential product candidates;
•	the outcome, timing and cost of regulatory approvals;
•	the success of our collaboration agreements;
•	delays that may be caused by changing regulatory requirements;
•	the number of product candidates that we pursue;
•	the costs involved in filing and prosecuting patent applications and enforcing and defending patent claims;
•	the timing and terms of future in-licensing and out-licensing transactions;
•	the cost and timing of establishing sales, marketing, manufacturing and distribution capabilities;
•	the cost of procuring clinical and commercial supplies of our product candidates;
•	the extent to which we acquire or invest in businesses, products or technologies, including the costs associated with such acquisitions and investments; and
•	the possible costs of litigation.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements as defined in Regulation S-K, Item 303(a)(4)(ii) of Regulation S-K.

Contractual Obligations and Commercial Commitments

Our future minimum contractual commitments were reported in our 2018 Annual Report and there have been no material changes outside the ordinary course of business in the previously disclosed contractual commitments during the three months ended March 31, 2019.  See “—Overview” above and Note 10 to our consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q for a discussion of the TxCell Acquisition, which increased our contractual commitments in July 2018.

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

The securities in our investment portfolio are not leveraged, are classified as available-for-sale and are, due to their short-term nature, subject to minimal interest rate risk. Our investments currently consist of U.S. government-sponsored entity debt securities, corporate debt securities, commercial paper securities and money market funds. Our investment policy, approved by our Board of Directors, limits the amount we may invest in any one type of investment issuer, thereby reducing credit risk concentrations. All investments have a fixed interest rate and are carried at market value, which approximates cost. We do not use derivative financial instruments in our investment portfolio. We do not believe that a change in interest rates would have a material negative impact on the value of our investment portfolio.  Our market risks at March 31, 2019 have not changed materially from those discussed in Item 7A of our 2018 Annual Report.

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

Under the supervision of our principal executive officer and principal financial officer, we evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of March 31, 2019. Based on that evaluation, as of March 31, 2019, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

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

Changes in Internal Control over Financial Reporting

During the quarter ended March 31, 2019, we implemented certain internal controls in connection with our adoption of ASC Topic 842. There were no other changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We are not party to any material pending legal proceedings. From time to time, we may be involved in legal proceedings arising in the ordinary course of business.

ITEM 1A.	RISK FACTORS

An investment in our common stock involves significant risk. This Form 10-Q contains forward-looking information based on our current expectations. Because our actual results may differ materially from any forward-looking statements made by or on our behalf, this section includes a discussion of important factors that could affect our actual future results, including, but not limited to, our revenues, expenses, net loss and net loss per share. You should carefully consider the information described in the following risk factors, together with the other information appearing elsewhere in this report, before making an investment decision regarding our common stock. Unless otherwise indicated or the context suggests otherwise, references in this Quarterly Report on Form 10-Q to “Sangamo,” “we,” “us,” and “our” refer to Sangamo Therapeutics, Inc. and our consolidated subsidiaries, including TxCell S.A., or TxCell.

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

We have ongoing Phase 1/2 clinical trials evaluating product candidates for the treatment of hemophilia A (SB-525), hemophilia B (SB-FIX), MPS I (SB-318), MPS II (SB-913), and beta-thalassemia (ST-400). We also plan to initiate a Phase 1/2 clinical trial of TxCell’s first CAR-Treg (which is a regulatory T-cell, or Treg, genetically modified with a chimeric antigen receptor, or CAR) investigational product candidate for solid organ transplant, or TX-200, in 2019.

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

In addition, we have not yet reached agreement with regulatory authorities on the development pathway for our product candidates. As a result, we have not yet determined what endpoints would support approval for certain of our programs. Due to the novelty of certain programs, such as SB-913 and SB-318, the endpoints needed to support regulatory approvals may be different than originally anticipated. For example, in order to support regulatory approval for SB-913 and SB-318, we may be required to detect certain levels of enzymes in patients. In this regard, in September 2018, we announced preliminary safety and efficacy data from the Phase 1/2 clinical trial evaluating SB-913, or the CHAMPIONS study. In cohort 2 of the CHAMPIONS study, at 16 weeks post-dosing, mean reductions were observed in total urinary glycosaminoglycans, or GAGs (which is a key biomarker of MPS II disease pathophysiology), dermatan sulfate, and heparan sulfate of 51%, 32%, and 61%, respectively. Due to the sensitivity of the assay we used to measure plasma iduronate-2-sulfatase, or IDS, enzyme levels, we were unable to detect IDS in any of the patients over the 16 weeks following treatment with SB-913. In February 2019, we announced interim results of the CHAMPIONS Study. A newly developed sensitive quantitative assay (lower limit of quantification of 0.78 nmol/hour/mL) was used to measure plasma IDS activity for these interim results. Small increases in IDS enzyme activity compared to baseline were recorded in the two patients receiving the mid-dose and in one patient receiving the high-dose. At 24 weeks post-dosing, these measurements remained within the expected range for baseline values (less than 10 nmol/hour/mL, as compared to the normal range, which is estimated at greater than 82 nmol/hour/mL). While the newly developed, more sensitive assay was able to detect IDS at lower levels, there can be no guarantee that we will be able to continue to be able to detect IDS in patients or otherwise show direct evidence of efficacy or gene editing. Moreover, we also may never see a clinical benefit to patients from SB-913. This may delay or preclude any regulatory approvals for SB-913. In April 2019, we provided an update on the SB-318, SB-913 and SB-FIX trials, announcing that no additional patients are expected to be treated with first-generation ZFNs given that clinical benefit has not been demonstrated in analyses conducted to date in the ongoing clinical trials and the expected near-term clinical development of second-generation ZFNs. We are planning a new clinical trial to evaluate second-generation ZFNs for SB-913 to treat MPS II. The clinical trial of SB-913 using second-generation ZFNs is planned to begin in the second half of 2019. We expect to use data from this study to make a Phase III decision for the SB-913 program in 2020 and to define the next steps for the SB-318 and SB-FIX programs.

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

Results from preclinical studies or previous clinical trials are not necessarily predictive of future clinical trial results, and interim results of a clinical trial are not necessarily indicative of final results. Our product candidates may fail to show the desired safety and efficacy in clinical development despite demonstrating positive results in preclinical studies or having successfully advanced through initial clinical trials or preliminary stages of clinical trials. In addition, from time to time, we have and may in the future publish or report interim or preliminary data from our clinical trials, such as the interim preliminary data we have announced from the CHAMPIONS (SB-913), the Alta Study (SB-525), the EMPOWERS Study (SB-318) or the THALES Study (SB-400, which involved very early data from the first dosed patient). Interim or preliminary data from clinical trials that we may conduct may not be indicative of the final results of the trial and are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and/or more patient data become available. Interim or preliminary data also remain subject to audit and verification procedures that may result in the final data being materially different from the interim or preliminary data. As a result, interim or preliminary data should be considered carefully and with caution until the final data are available.

We have ongoing Phase 1/2 clinical trials evaluating product candidates for the treatment of hemophilia A (SB-525), hemophilia B (SB-FIX), MPS I (SB-318), MPS II (SB-913), and beta-thalassemia (ST-400), and there is no guarantee that we can achieve positive final safety and efficacy results in our Phase 1/2 clinical trials for these product candidates. Moreover, the interim results recently announced for SB-913 and SB318 cast doubt with regard to whether there will be evidence of a clinical benefit of either product candidate. In April 2019, we provided an update on the SB-318, SB-913 and SB-FIX trials, announcing that no additional patients are expected to be treated with first-generation ZFNs given that clinical benefit has not been demonstrated in analyses conducted to date in the ongoing clinical trials and the expected near-term clinical development of second-generation ZFNs. We are planning a new clinical trial to evaluate second-generation ZFNs for SB-913 to treat MPS II. The clinical trial of SB-913 using second-generation ZFNs is planned to begin in the second half of 2019. We expect to use data from this study to make a Phase III decision for the SB-913 program in 2020 and to define the next steps for the SB-318 and SB-FIX programs. Furthermore, these programs (other than TX-

200 that we acquired through the TxCell Acquisition) are novel in-vivo gene therapy or genome editing therapies that utilize adeno-associated viral, or AAV, vector to deliver therapeutic levels of zinc finger nuclease, or ZFN, into the patient’s blood stream. The AAV delivery system has not been validated in human clinical trials previously, and if such delivery system does not meet the safety criteria or cannot produce the desirable efficacy results we expect, we may be forced to suspend or terminate the affected program.

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

Before commencing clinical trials in humans, we must submit an Investigational New Drug application, or IND, to the FDA. Certain countries outside of the United States have a similar process that requires the submission of a clinical trial application much like the IND prior to the commencement of human clinical trials. In the European Union, for example, a clinical trial authorization application, or CTA, must be submitted for each clinical protocol to each country’s national health authority and an independent ethics committee. Only after an IND becomes effective and/or the applicable CTA has been accepted may clinical trials begin. While we have stated our intention to submit additional IND and CTA applications in the future, this is only a statement of intent, and we may not be able to do so because the associated product candidates may not meet the necessary preclinical requirements. In addition, there can be no assurance that, once submitted, an IND or CTA will result in the actual initiation of clinical trials or that we will be able to meet our targeted timeline for the initiation of clinical trials. Clinical trials are subject to oversight by institutional review boards, or IRBs, and the applicable regulatory authority. In addition to FDA and IRB oversight, under guidelines promulgated by the National Institutes of Health, or NIH, gene therapy clinical trials are also subject to review and oversight by an institutional biosafety committee, or IBC, a local institutional committee that reviews and oversees research utilizing recombinant or synthetic nucleic acid molecules at that institution. The IBC assesses the safety of the research and identifies any potential risk to public health or the environment. While the NIH guidelines are not mandatory unless the research in question is being conducted at or sponsored by institutions receiving NIH funding of recombinant or synthetic nucleic acid molecule research, many companies and other institutions not otherwise subject to the NIH guidelines voluntarily follow them. Although the FDA decides whether individual gene therapy protocols may proceed, the review process and determinations of other reviewing bodies can impede or delay the initiation of a clinical trial, even if the FDA has reviewed the trial and approved its initiation.

Clinical trials:

•must be conducted in conformance with the FDA’s good clinical practices, within the guidelines of the International Council for Harmonisation of Technical Requirements for Registration of Pharmaceuticals for Human Use, or ICH, and other applicable regulations;

•must meet requirements for IRB oversight;

•must follow IBC and NIH guidelines where applicable;

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

In April 2019, we provided an update on the SB-318, SB-913 and SB-FIX trials, announcing that no additional patients are expected to be treated with first-generation ZFNs given that clinical benefit has not been demonstrated in analyses conducted to date in the ongoing clinical trials and the expected near-term clinical development of second-generation ZFNs. We are planning a new clinical trial to evaluate second-generation ZFNs for SB-913 to treat MPS II. The clinical trial of SB-913 using second-generation ZFNs is planned to begin in the second half of 2019. We expect to use data from this study to make a Phase III decision for the SB-913 program in 2020 and to define the next steps for the SB-318 and SB-FIX programs.

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

Identifying and qualifying patients to participate in clinical trials of our product candidates is critical to our success. The timing of our clinical trials depends on our ability to recruit patients to participate as well as completion of required follow-up periods. For example, hemophilia trials often take longer to enroll due to the availability of existing treatments. We have only recently begun enrolling patients into the Phase 1/2 clinical trial evaluating ST-400 for the treatment of beta-thalassemia. Moreover, we had recently begun to enroll patients into the Phase 1/2 clinical trials evaluating SB-FIX for the treatment of hemophilia B, SB-318 for the treatment of MPS I and SB-913 for MPS II, none of which are enrolling additional patients due to our decision to plan a new clinical trial to evaluate second-generation ZFNs for SB-913 to treat MPS II, which we expect to begin in the second half of 2019. If we are not able to enroll the necessary number of patients in a timely manner, we may not be able to complete these clinical trials. We may face similar challenges or delays in our other or potential future clinical trials. If patients are unwilling to participate in our gene therapy studies because of negative publicity from adverse events related to the biotechnology or gene therapy fields, competitive clinical trials for similar patient populations or for other reasons, the timeline for recruiting patients, conducting studies and obtaining regulatory approval of our product candidates may be delayed. These delays could result in increased costs, delays in advancing our product candidates, delays in testing the effectiveness of our product candidates or termination of the clinical trials altogether.

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

We expect to rely, to some extent, on our strategic partners to provide funding in support of our research and to perform independent research and preclinical and clinical testing. Our technology is broad-based, and we do not currently possess the resources necessary to fully develop and commercialize potential products that may result from our technologies or the resources or capabilities to complete the lengthy marketing approval processes that may be required for the products. Therefore, we plan to rely on strategic partnerships to help us develop and commercialize our products. We have entered into collaborative agreements to provide funding and assistance in the development of certain product candidates through the clinical trial process. For example, we have an agreement with Kite for potential engineered cell therapies for cancer, two separate agreements with Pfizer, one for SB-525 for hemophilia A, and another for amyotrophic lateral sclerosis and frontotemporal lobar degeneration linked to mutations of the C9ORF72 gene, and an agreement with Sanofi for our beta-thalassemia and sickle cell disease product candidates.

If we are unable to find additional partners or if the partners are unable or unwilling to advance our programs, or if they do not diligently pursue product approval, this may slow our progress and adversely affect our ability to generate revenues. In addition, our partners may sublicense or abandon development programs or we may have disagreements or disputes with our partners, which would cause associated product development to slow or cease. In addition, the business or operations of our partners may change significantly through restructuring, acquisition or other strategic transactions or decisions that may negatively impact their ability to advance our programs.

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

Effective delivery of ZFNs and ZFP TFs into the appropriate target cells and tissues is critical to the success of the therapeutic applications of our ZFP technology. In order to have a meaningful therapeutic effect, product candidates using ZFNs or ZFP TFs must be delivered to sufficient numbers of cells in the targeted tissue. The ZFN or ZFP TF must be present in that tissue for sufficient time to effect either modification of a therapeutically relevant gene or regulation of its expression. In our current clinical and preclinical programs, we administer these product candidates as a nucleic acid that encodes the ZFN or ZFP TF. We use different formulations to deliver the ZFN or ZFP TF depending on the required duration of expression, the targeted tissue and the indication that we intend to treat, including our proprietary AAV delivery system. However, there can be no assurances that we will be able to effectively deliver our ZFNs and ZFP TFs to produce a beneficial therapeutic effect.

In February 2019, we announced our development of second generation, potentially more potent ZFN constructs designed to increase editing efficiency. In vitro data of these second-generation ZFNs were reviewed by the FDA. The in vitro data showed three potential advantages for use in the clinic: (1) a five to thirty-fold improvement in efficiency and potency due to structural changes; (2) the ability to function equally well in the patients who have a single nucleotide polymorphism in the target locus in the albumin gene (approximately 20% of the population); (3) improvements in specificity. The second generation ZFNs are already being manufactured and we expect to be ready to use them in the clinic later this year; however, there can be no assurances that we will be able to effectively deliver this second-generation ZFN to produce a beneficial therapeutic effect. Additional data from our in vivo genome editing programs will be assessed before potential integration plans for the second-generation ZFNs are finalized.

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

Even if our product development efforts are successful and even if the requisite regulatory approvals are obtained, our products may not gain market acceptance among physicians, patients, healthcare payors and the medical community.

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

The regulations that govern, among other things, regulatory approvals, coverage, pricing and reimbursement for new drug products vary widely from country to country. In the United States and some foreign jurisdictions, there have been a number of legislative and regulatory changes and proposed changes regarding the healthcare system that could prevent or delay regulatory approval of our product candidates, restrict or regulate post-approval activities and affect our ability to successfully sell any product candidates for which we obtain regulatory approval. In particular, in March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, collectively, the Affordable Care Act, was enacted, which substantially changed the way healthcare is financed by both governmental and private insurers, and significantly impacts the U.S. pharmaceutical industry. The Affordable Care Act and its implementing regulations, among other things, addressed a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for certain drugs and biologics, including products similar to our product candidates, that are inhaled, infused, instilled, implanted or injected, increased the minimum Medicaid rebates owed by manufacturers under the Medicaid Drug Rebate Program, extended the Medicaid Drug Rebate Program to utilization of prescriptions of individuals enrolled in Medicaid managed care organizations, subjected manufacturers to new annual fees and taxes for certain branded prescription drugs, created a new Patient Centered Outcomes Research Institute, which provides incentives to programs that increase the federal government’s comparative effectiveness research, established a new Medicare Part D coverage gap discount program, in which manufacturers must agree to offer 50% (and 70% as of January 1, 2019) point-of-sale discounts off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer’s outpatient drugs to be covered under Medicare Part D, and created a licensure framework for follow-on biologic products.

Some of the provisions of the Affordable Care Act have yet to be fully implemented, and there have been legal and political challenges to certain aspects of the Affordable Care Act. Since January 2017, President Trump has signed two executive orders and other directives designed to delay, circumvent, or loosen certain requirements mandated by the Affordable Care Act. Concurrently, Congress has considered legislation that would repeal, or repeal and replace, all or part of the Affordable Care Act. While Congress has not passed repeal legislation, two bills affecting the implementation of certain taxes under the Affordable Care Act have been signed into law. The Tax Cuts and Jobs Act of 2017 includes a provision that repealed, effective January 1, 2019, the tax-based shared responsibility payment imposed by the Affordable Care Act on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate”. Additionally, on January 22, 2018, President Trump signed a continuing resolution on appropriations for fiscal year 2018 that delayed the implementation of certain Affordable Care Act-mandated fees. Further, the Bipartisan Budget Act of 2018, among other things, amended the Affordable Care Act, effective January 1, 2019, to close the coverage gap in most Medicare drug plans, commonly referred to as the “donut hole.” More recently, in July 2018, the Centers for Medicare & Medicaid Services, or CMS, published a final rule permitting further collections and payments to and from certain Affordable Care Act qualified health plans and health insurance issuers under the Affordable Care Act risk adjustment program in response to the outcome of federal district court litigation regarding the method CMS uses to determine this risk adjustment. On December 14, 2018, a Texas U.S. District Court Judge ruled that the Affordable Care Act is unconstitutional in its entirety because the “individual mandate” was repealed by the U.S. Congress as part of the Tax Cuts and Jobs Act of 2017 Act. While the Texas U.S. District Court Judge, as well as the Trump administration and CMS, have stated that the ruling will have no immediate effect pending appeal of the decision, it is unclear how this decision, subsequent appeals, and other efforts to repeal and replace the Affordable Care Act will impact the Affordable Care Act.

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

Also, there has been heightened governmental scrutiny recently over pharmaceutical pricing practices in light of the rising cost of prescription drugs and biologics. Such scrutiny has resulted in several recent Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for pharmaceutical products, some of which are included in the Trump administration’s budget proposal for fiscal year 2019. Additionally, the Trump administration released a “Blueprint” to lower drug prices and reduce out of pocket costs of drugs that contains additional proposals to increase manufacturer competition, increase the negotiating power of certain federal healthcare programs, incentivize manufacturers to lower the list price of their products and reduce the out of pocket costs of drug products paid by consumers. The U.S. Department of Health and Human Services, or the HHS, has begun the process of soliciting feedback on some of these measures and, at the same time, is immediately implementing others under its existing authority. Further, on January 31, 2019, the HHS Office of Inspector General proposed modifications to federal Anti-Kickback Statute safe harbors that, among other things, may affect rebates paid by manufacturers to Medicare Part D plans, the purpose of which is to further reduce the cost of drug products to consumers. Although a number of these, and other potential, proposed measures will require additional authorization to become effective. Congress and the Trump administration have each indicated that it will continue to seek new legislative and/or administrative measures to control drug costs. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, have been designed to encourage importation from other countries and bulk purchasing.

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

•analogous state and foreign laws and regulations, such as state anti-kickback and false claims laws, may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third-party payors, including private insurers; some state laws require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government, require drug manufacturers to report information related to payments and other transfers of value to other healthcare providers and healthcare entities, marketing expenditures; or drug pricing; and/or ensure the registration and compliance of sales personnel; and

•state and foreign laws govern the privacy and security of health information in specified circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.

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

As of February 15, 2019, we had 302 full-time employees. We need to grow the size of our organization in order to support our continued development and potential commercialization of our product candidates. In particular, we will need to add substantial numbers of additional personnel and other resources to support our development and potential commercialization of our product candidates. In addition, we may not be able to attract or retain employees with the appropriate levels of experience and skills to accomplish our objectives. As our development and commercialization plans and strategies continue to develop, or as a result of any future acquisitions, our need for additional managerial, operational, manufacturing, sales, marketing, financial and other resources will increase. Our management, personnel and systems currently in place may not be adequate to support this future growth. Future growth would impose significant added responsibilities on members of management, including:

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

•improving our managerial, development, operational, information technology, and finance systems; and

•expanding our facilities.

As our operations expand, we will also need to manage additional relationships with various strategic partners, suppliers and other third parties. Our future financial performance and our ability to commercialize our product candidates and to compete effectively will depend, in part, on our ability to manage any future growth effectively. To that end, we must be able to manage our development efforts and preclinical studies and clinical trials effectively and hire, train and integrate additional management, research and development, manufacturing, administrative and sales and marketing personnel. Our failure to accomplish any of these tasks could prevent us from successfully growing our company.

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

We have generated operating losses since we began operations in 1995. Our net losses for the years ended December 31, 2018, 2017 and 2016 were $68.9 million, $54.6 million and $71.7 million, respectively. The extent of our future losses and the timing of profitability are uncertain, and we expect to incur losses for the foreseeable future. We have been engaged in developing our ZFP technology since inception, which has and will continue to require significant research and development expenditures. To date, we have generated our funding from issuance of equity securities, revenues derived from collaboration agreements, other strategic partnerships in non-therapeutic applications of our technology, federal government research grants and grants awarded by research foundations. As of March 31, 2019, we had an accumulated deficit of $603.9 million. Since our initial public offering in 2000, we have generated an aggregate of approximately $648.7 million in gross proceeds from the sale of our equity securities. We expect to continue to incur additional operating losses for the next several years as we continue to advance our product candidates. If the time required to generate significant product revenues and achieve profitability is longer than we currently anticipate or if we are unable to generate liquidity through equity financing or other sources of funding, we may be forced to curtail or suspend our operations.

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

Any of these developments could harm our product development efforts and otherwise adversely affect our business and prospects.

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

For example, under our agreements with Kite, Pfizer and Sanofi, they have control and broad discretion over all or certain aspects of the clinical development and commercialization of any product developed under the agreement, and we will have little, if any, influence on how these programs will be conducted. Our lack of control over the clinical development in such agreements could cause delays or other difficulties in the development and commercialization of our product candidates, which may prevent us from completing the intended IND filings in a timely fashion and receiving any milestone, royalty payments and other benefits under the agreement. In addition, under their respective agreements, our third-party collaborators have certain rights to terminate the agreements by providing us with advance notices, therefore, the actual milestone payments that we may receive under these agreements may be substantially lower than the full amounts provided for under these agreements.

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

We have a number of collaboration agreements with third parties whereby we licensed our ZFP technologies to develop products in non-therapeutic fields, such as laboratory research reagents, protein pharmaceuticals, and, transgenic animals, as well as plant agriculture.

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

Our commercial success may depend in part on obtaining and enforcing patent protection for our technology and successfully defending any of our patents that may be challenged. Obtaining and enforcing pharmaceutical and biotechnology patents is costly, time consuming and complex, and we may not be able to file and prosecute all necessary or desirable patent applications, or maintain, enforce and license any patents that may issue from such patent applications, at a reasonable cost or in a timely manner. It is also possible that we will fail to identify patentable aspects of our research and development output before it is too late to obtain patent protection. The patent positions of pharmaceutical and biotechnology companies can be highly uncertain and can involve complex legal and factual questions. No consistent policy regarding the breadth of claims allowed in biotechnology patents has emerged to date. Accordingly, we cannot predict the breadth of claims that may issue from any patent applications that we own or license, nor are we able to predict whether any third-party patents might issue with claims that are relevant to our product candidates or technologies.

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

Parties making claims against us may obtain injunctive or other equitable relief, which could effectively block our ability to further develop and commercialize one or more of our product candidates. Defense of these claims, regardless of their merit, would involve substantial litigation expense and would be a substantial diversion of employee resources from our business. In the event of a successful claim of infringement against us, we may have to pay substantial damages, including treble damages and attorneys’ fees for willful infringement, pay royalties, redesign our infringing products or obtain one or more licenses from third parties, which may be impossible or require substantial time and monetary expenditure. Furthermore, because of the substantial amount of discovery required in connection with intellectual property litigation or administrative proceedings, there is a risk that some of our confidential information could be compromised by disclosure. In addition, any uncertainties resulting from the initiation and continuation of any litigation could have a material adverse effect on our ability to raise additional funds or otherwise have a material adverse effect on our business, results of operations, financial condition and prospects.

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

We are increasingly dependent on information technology systems and infrastructure, including mobile technologies, to operate our business. In the ordinary course of our business, we collect, store, process and transmit large amounts of sensitive information, including intellectual property, proprietary business information, personal information and other confidential information. It is critical that we do so in a secure manner to maintain the confidentiality, integrity and availability of such sensitive information. We have also outsourced elements of our operations (including elements of our information technology infrastructure) to third parties, and as a result, we manage a number of third-party vendors who may or could have access to our computer networks or our confidential information. In addition, many of those third parties in turn subcontract or outsource some of their responsibilities to third parties. As a result, our information technology systems, including the functions of third parties that are involved or have access to those systems, is very large and complex. While all information technology operations are inherently vulnerable to inadvertent or intentional security breaches, incidents, attacks and exposures, the size, complexity, accessibility and distributed nature of our information technology systems, and the large amounts of sensitive information stored on those systems, make such systems potentially vulnerable to unintentional or malicious, internal and external attacks on our technology environment. Potential vulnerabilities can be exploited from inadvertent or intentional actions of our employees, third-party vendors, business partners, or by malicious third parties. Attacks of this nature are increasing in their frequency, levels of persistence, sophistication and intensity, and are being conducted by sophisticated and organized groups and individuals with a wide range of motives (including, but not limited to, industrial espionage) and expertise, including organized criminal groups, “hacktivists,” nation states and others. In addition to the extraction of sensitive information, such attacks could include the deployment of harmful malware, ransomware, denial-of-service attacks, social engineering and other means to affect service reliability and threaten the confidentiality, integrity and availability of information. In addition, the prevalent use of mobile devices increases the risk of data security incidents.

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

The TxCell Acquisition involves numerous uncertainties and risks, and has required, and will continue to require, significant efforts and expenditures, including with respect to integrating the acquired TxCell operations with our operations. We may not be able to accomplish this integration process smoothly or successfully. The integration of certain of the acquired TxCell operations will take time and will require the dedication of significant management resources, which may temporarily distract our management’s attention from the routine business of the combined company. In any event, we may encounter unexpected difficulties, or incur unexpected costs, in connection with our transition activities and integration efforts, which include:

•the potential disruption of our historical core business;

•the risk that our relative lack of historical experience in CAR-Treg development and developing product candidates and technology for immunological diseases will not allow us to advance the development of CAR-Treg therapies, including TX-200, on the timeframes we expect, or at all;

•the strain on, and need to continue to expand, our existing operational, technical, financial and administrative infrastructure;

•the difficulties in assimilating employees and corporate cultures;

•the difficulties in effectively managing transition and integration activities given the distance between our headquarters and U.S.-based management team and TxCell’s offices in France;

•the failure to retain key managers and other personnel, including the employees from the acquired TxCell business who might experience uncertainty about their future roles with us;

•the challenges in controlling additional costs and expenses in connection with and as a result of the TxCell Acquisition;

•the diversion of our management’s attention to integration of operations and corporate and administrative infrastructures; and

•any unanticipated liabilities for activities of or related to TxCell or its operations, technologies or product candidates.

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

In addition to our French operations as a result of the TxCell Acquisition, we also have operations and conduct business in other countries outside the United States, and have a UK subsidiary. We may plan to expand these activities or in to additional countries in the future. Consequently, we are, and will continue to be, subject to risks inherent with operating in foreign countries, in addition to those specific risks associated with TxCell, which include:

•the increased complexity and costs inherent in managing international operations, including in geographically disparate locations;

•diverse regulatory, financial and legal requirements, and any future changes to such requirements, in one or more countries where we are located or do business;

•differing payor reimbursement regimes, governmental payors or patient self-pay systems and price controls;

•adverse tax consequences, including changes in applicable tax laws and regulations;

•applicable trade laws, tariffs, export quotas, custom duties or other trade restrictions, and any changes to them;

•economic weakness, including inflation, or political or economic instability in particular foreign economies and markets;

•compliance with tax, employment, immigration and labor laws for employees living or traveling abroad;

•foreign currency fluctuations, which could result in increased operating expenses or reduced revenues, and other obligations incident to doing business or operating in another country;

•liabilities for activities of, or related to, our international operations;

•challenges inherent in efficiently managing employees in diverse geographies, including the need to adapt systems, policies, benefits and compliance programs to differing labor and other regulations;

•workforce uncertainty in countries where labor unrest is more common than in the United States; and

•laws and regulations relating to data security and the unauthorized use of, or access to, commercial and personal information.

Our foreign operations also expose us to risks associated with “Brexit.” In June 2016, UK voters approved a referendum to withdraw the UK's membership from the EU, which is commonly referred to as “Brexit.” In March 2017, the UK government initiated the exit process under Article 50 of the Treaty of the European Union, commencing a period of up to two years for the UK and the other EU member states to negotiate the terms of the withdrawal, such period ending on March 29, 2019. In April 2019, European Union leaders agreed to extend the Brexit deadline until October 31, 2019. There has been limited progress so far in the negotiations and continued uncertainty in the UK government and Parliament, which increases the possibility of the UK exiting the EU on October 31, 2019 without a formal withdrawal agreement in place and of resulting significant market and economic disruption. We have operations in the UK and in France, which is in the EU, and as a result, we face risks associated with the potential uncertainty and disruptions that may lead up to and follow Brexit, including with respect to volatility in exchange rates and interest rates and potential material changes to the regulatory regime applicable to our operations in the UK. Brexit could adversely affect European or worldwide political, regulatory, economic or market conditions and could contribute to instability in global political institutions, regulatory agencies and financial markets. For example, depending on the terms of Brexit, the UK could also lose access to the single EU market and to the global trade deals negotiated by the EU on behalf of its members. Any of these effects of Brexit, and others we cannot anticipate or that may evolve over time, could adversely affect our business, results of operations and financial condition.

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

(a) Exhibits:

3.1

Composite copy of Seventh Amended and Restated Certificate of Incorporation of Sangamo Therapeutics, Inc., as amended (incorporated by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-30171), filed with the SEC on August 9, 2017).

3.2

Third Amended and Restated Bylaws of Sangamo Therapeutics, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (File No. 000-30171), filed with the SEC on June 15, 2018).

10.1	(+)	Amended and Restated Severance Plan (incorporated by reference to Exhibit 10.20 to the Registrant’s Annual Report on Form 10-K (File No. 000-30171), filed with the SEC on March 1, 2019).

10.2	(+)

Employment Agreement between the Company and Adrian Woolfson, effective January 21, 2019 (incorporated by reference to Exhibit 10.28 to the Company’s Annual Report on Form 10-K (File No. 000-30171), filed with the SEC on March 1, 2019).

10.3	⁑	Amendment No. 1 to Research Collaboration and License Agreement between the Company and Pfizer., dated December 27, 2017, dated as of March 21, 2019.

31.1		Rule 13a — 14(a) Certification of Principal Executive Officer.

31.2		Rule 13a — 14(a) Certification of Principal Financial Officer.

32.1	*	Certification Pursuant to 18 U.S.C. Section 1350.

101.INS		XBRL Instance Document

101.SCH		XBRL Taxonomy Extension Schema Document

101.CAL		XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF		XBRL Taxonomy Extension Definition Linkbase Document

101.LAB		XBRL Taxonomy Extension Label Linkbase Document

101.PRE		XBRL Taxonomy Extension Presentation Linkbase Document

*

The certifications attached as Exhibit 32.1 accompany this Quarterly Report on Form 10-Q pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, and shall not be deemed “filed” by the Registrant for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

(+)	Indicates management contract or compensatory plan or arrangement.
⁑	Certain portions of this exhibit (indicated by “[*]”) have been omitted because it is both (i) not material and (ii) would be competitively harmful if publicly disclosed.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 8, 2019

SANGAMO THERAPEUTICS, INC.

/s/ KATHY Y. YI
Kathy Y. Yi
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)