Form 10-Q
period 2019-06-30
SANGAMO THERAPEUTICS, INC
filed 2019-08-07
CIK 1001233

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________
FORM 10-Q
________________________________________________
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to
Commission file number 000-30171
________________________________________________
SANGAMO THERAPEUTICS, INC.
(Exact name of registrant as specified in its charter)
________________________________________________

Delaware			68-0359556
(State or other jurisdiction of incorporation or organization)			(I.R.S. Employer Identification No.)

501 Canal Boulevard	Richmond	California	94804
(Address of principal executive offices)			(Zip Code)
(510) 970-6000
(Registrant’s telephone number, including area code)
________________________________________________________________________________________________
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

Large accelerated filer	☑	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐     No   ☒
As of August 2, 2019, 115,675,077 shares of the issuer’s common stock, par value $0.01 per share, were outstanding.

INDEX
SANGAMO THERAPEUTICS, INC.
Unless otherwise indicated or the context suggests otherwise, references in this Quarterly Report on Form 10-Q, or Quarterly Report, to “Sangamo,” the “Company,” “we,” “us,” and “our” refer to Sangamo Therapeutics, Inc. and our subsidiaries, including Sangamo Therapeutics France S.A.S (formerly TxCell S.A.).
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

•
the therapeutic and commercial potential of, and the ability of Sangamo and our collaborators or strategic partners to advance the development of, product candidates using our zinc finger protein, or ZFP, technology platform, including our ability to effectively deliver our zinc finger nucleases, or ZFNs, and ZFP transcription factors, or ZFP TFs, to produce a clinical benefit;

•	the benefits of the acquisition of TxCell S.A., now known as Sangamo Therapeutics France S.A.S.;

•	our ability to establish and maintain collaborative, licensing and other similar arrangements;

•	anticipated revenues from existing and new collaborations and the timing thereof;

•	our research and development and other expenses;

•	our ability to obtain adequate preclinical and clinical supplies of our product candidates from current and potential new suppliers and manufacturers;

•	the ability of Sangamo and our collaborators or strategic partners to obtain and maintain regulatory approvals for product candidates using our ZFP technology platform;

•	our ability to comply with, and the impact of, regulatory requirements, obligations and restrictions on our business;

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

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
SANGAMO THERAPEUTICS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited; in thousands)

	June 30, 2019	December 31, 2018
ASSETS
Current assets:
Cash and cash equivalents	$169,222	$140,418
Restricted cash, current portion	2,000	—
Marketable securities	271,877	259,715
Interest receivable	766	375
Accounts receivable	12,095	4,673
Prepaid expenses and other current assets	5,848	5,340
Total current assets	461,808	410,521
Marketable securities, non-current	8,450	—
Property and equipment, net	21,019	78,723
Intangible assets	53,892	54,243
Goodwill	39,795	40,044
Operating lease right-of-use assets	79,435	—
Other non-current assets	7,582	3,364
Non-current restricted cash	1,500	3,500
Total assets	$673,481	$590,395
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$22,505	$21,457
Accrued compensation and employee benefits	8,714	9,490
Deferred revenues	50,826	47,564
Total current liabilities	82,045	78,511
Deferred revenues, non-current	94,189	108,273
Long-term portion of lease liabilities	41,550	27,689
Deferred income tax	6,661	6,705
Other non-current liabilities	3,288	1,960
Total liabilities	227,733	223,138
Commitments and contingencies
Stockholders' equity:
Preferred stock	—	—
Common stock	1,156	1,022
Additional paid-in capital	1,078,976	929,632
Accumulated deficit	(634,233)	(562,696)
Accumulated other comprehensive loss	(765)	(1,440)
Total Sangamo Therapeutics, Inc. stockholders' equity	445,134	366,518
Non-controlling interest	614	739
Total stockholders' equity	445,748	367,257
Total liabilities and stockholders' equity	$673,481	$590,395
See accompanying Notes to Condensed Consolidated Financial Statements.

SANGAMO THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited; in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenues	$17,548	$21,416	$25,619	$34,053
Operating expenses:
Research and development	36,455	29,255	71,305	52,802
General and administrative	14,597	11,301	31,715	21,388
Total operating expenses	51,052	40,556	103,020	74,190
Loss from operations	(33,504)	(19,140)	(77,401)	(40,137)
Interest and other income, net	3,148	2,500	4,842	3,310
Net loss	(30,356)	(16,640)	(72,559)	(36,827)
Net loss attributable to non-controlling interest	(72)	—	(125)	—
Net loss to Sangamo Therapeutics, Inc. stockholders	$(30,284)	$(16,640)	$(72,434)	$(36,827)
Basic and diluted net loss per share attributable to Sangamo Therapeutics, Inc. stockholders	$(0.26)	$(0.17)	$(0.67)	$(0.40)
Shares used in computing basic and diluted net loss per share attributable to Sangamo Therapeutics, Inc. stockholders	114,382	97,267	108,360	91,831
See accompanying Notes to Condensed Consolidated Financial Statements.

SANGAMO THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited; in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net loss	$(30,356)	$(16,640)	$(72,559)	$(36,827)
Foreign currency translation adjustment	1,442	—	(62)	—
Change in unrealized gain on available-for-sale securities	484	230	737	131
Comprehensive loss	(28,430)	(16,410)	(71,884)	(36,696)
Comprehensive loss attributable to non-controlling interest	(72)	—	(125)	—
Comprehensive loss attributable to Sangamo Therapeutics, Inc.	$(28,358)	$(16,410)	$(71,759)	$(36,696)
See accompanying Notes to Condensed Consolidated Financial Statements.

SANGAMO THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited; in thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Non- Controlling Interest	Total Stockholders' Equity
	Shares	Amount
Balances at December 31, 2018	102,188	$1,022	$929,632	$(562,696)	$(1,440)	$739	$367,257
Cumulative-effect adjustment of ASC Topic 842 on January 1, 2019	—	—	—	897	—	—	897
Issuance of common stock upon exercise of stock options and in connection with restricted stock units, net of tax	141	1	215	—	—	—	216
Issuance costs related to public offering	—	—	(258)	—	—	—	(258)
Stock-based compensation	—	—	4,523	—	—	—	4,523
Foreign currency translation adjustment	—	—	—	—	(1,504)	—	(1,504)
Net unrealized gain on marketable securities	—	—	—	—	253	—	253
Net loss	—	—	—	(42,150)	—	(53)	(42,203)
Balances at March 31, 2019	102,329	1,023	934,112	(603,949)	(2,691)	686	329,181
Issuance of common stock upon exercise of stock options and in connection with restricted stock units, net of tax	492	5	2,439	—	—	—	2,444
Issuance of common stock under employee stock purchase plan	132	1	1,137	—	—	—	1,138
Issuance of common stock under public offering, net of issuance costs	12,650	127	136,439	—	—	—	136,566
Issuance costs related to TxCell Acquisition	—	—	(18)	—	—		(18)
Stock-based compensation	—	—	4,867	—	—	—	4,867
Foreign currency translation adjustment	—	—	—	—	1,442	—	1,442
Net unrealized gain on marketable securities	—	—	—	—	484	—	484
Net loss	—	—	—	(30,284)	—	(72)	(30,356)
Balances at June 30, 2019	115,603	$1,156	$1,078,976	$(634,233)	$(765)	$614	$445,748

See accompanying Notes to Condensed Consolidated Financial Statements.

SANGAMO THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (CONTINUED)
(Unaudited; in thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Non- Controlling Interest	Total Stockholders' Equity
	Shares	Amount
Balances at December 31, 2017	85,598	$856	$682,809	$(495,479)	$(286)	$—	$187,900
Cumulative-effect adjustment of ASC Topic 606 on January 1, 2018	—	—	—	1,117	—	—	1,117
Issuance of common stock upon exercise of stock options and in connection with restricted stock units, net of tax	1,443	14	10,570	—	—	—	10,584
Stock-based compensation	—	—	3,050	—	—	—	3,050
Net unrealized loss on marketable securities	—	—	—	—	(99)	—	(99)
Net loss	—	—	—	(20,187)	—	—	(20,187)
Balances at March 31, 2018	87,041	870	696,429	(514,549)	(385)	—	182,365
Issuance of common stock upon exercise of stock options and in connection with restricted stock units, net of tax	263	2	1,952	—	—	—	1,954
Issuance of common stock under employee stock purchase plan	163	2	688	—	—	—	690
Issuance of common stock under public offering, net of issuance costs	14,157	142	215,614	—	—		215,756
Stock-based compensation	—	—	3,514	—	—	—	3,514
Foreign currency translation adjustment	—	—	—	—	(2)	—	(2)
Net unrealized gain on marketable securities	—	—	—	—	230	—	230
Net loss	—	—	—	(16,640)	—	—	(16,640)
Balances at June 30, 2018	101,624	$1,016	$918,197	$(531,189)	$(157)	$—	$387,867
See accompanying Notes to Condensed Consolidated Financial Statements.

SANGAMO THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; in thousands)

	Six Months Ended June 30,
	2019	2018
Operating Activities:
Net loss	$(72,559)	$(36,827)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	1,583	1,207
Amortization of discount on marketable securities	(2,455)	(1,656)
Gain on free shares	(551)	—
Stock-based compensation	9,390	6,564
Net loss on lease termination	218	—
Other	11	465
Net changes in operating assets and liabilities:
Interest receivable	(391)	(322)
Accounts receivable	(7,422)	(1,634)
Prepaid expenses and other assets	(5,449)	(3,564)
Operating lease right-of-use assets	1,923	—
Accounts payable and accrued liabilities	1,811	2,733
Accrued compensation and employee benefits	(764)	(1,133)
Deferred revenues	(10,821)	138,474
Long-term portion of lease liabilities	(563)	—
Other non-current liabilities	1,327	—
Net cash (used in) provided by operating activities	(84,712)	104,307
Investing Activities:
Purchases of marketable securities	(244,306)	(451,240)
Maturities of marketable securities	226,884	133,297
Purchases of property and equipment	(9,760)	(5,768)
Net cash used in investing activities	(27,182)	(323,711)
Financing Activities:
Proceeds from public offering of common stock, net of issuance costs	136,308	215,756
Taxes paid related to net share settlement of equity awards	(296)	(57)
Proceeds from issuance of common stock	4,094	13,285
Net cash provided by financing activities	140,106	228,984
Effects of changes in foreign exchange rates	592	—
Net increase in cash, cash equivalents, and restricted cash	28,804	9,580
Cash, cash equivalents, and restricted cash, beginning of period	143,918	53,326
Cash, cash equivalents, and restricted cash, end of period	$172,722	$62,906
Supplemental disclosure of non-cash activities:
Property and equipment included in accrued liabilities	$1,679	$1,836
Right-of-use assets obtained in exchange for lease obligations	$29,671	$—
See accompanying Notes to Condensed Consolidated Financial Statements.

SANGAMO THERAPEUTICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2019
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
Sangamo is currently working on a number of long-term development projects that will involve experimental technology. The projects may require several years and substantial expenditures to complete and ultimately may be unsuccessful. The Company plans to finance operations with available cash resources, collaborations and strategic partnerships funds, research grants and from the issuance of equity or debt securities. Sangamo believes that its available cash, cash equivalents and investments as of June 30, 2019, and expected revenues from collaborations, strategic partnerships and research grants, will be adequate to fund its operations at least through the next twelve months from the date the financial statements are issued. Sangamo will require additional financial resources to complete the development and commercialization of its products including ZFP Therapeutic products. Additional capital may not be available on terms acceptable to the Company, or at all. If adequate funds are not available, or if the terms of potential funding sources are unfavorable, the Company’s business and ability to develop its technology and ZFP Therapeutic products would be harmed. Furthermore, any sales of additional equity securities may result in dilution to the Company’s stockholders, and any debt financing may include covenants that restrict the Company’s business.
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019. The condensed consolidated balance sheet data at December 31, 2018 was derived from the audited consolidated financial statements included in Sangamo’s Annual Report on Form 10-K for the year ended December 31, 2018 (the “2018 Annual Report”) as filed with the SEC on March 1, 2019. The accompanying condensed consolidated financial statements and related financial information should be read in conjunction with the audited financial statements and footnotes thereto for the year ended December 31, 2018, included in the 2018 Annual Report.
Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. On an ongoing basis, management evaluates its estimates including critical accounting policies or estimates related to revenue recognition, clinical trial accruals, fair value of assets and liabilities, including from acquisitions, and stock-based compensation. Estimates are based on historical experience and on various other market specific and other relevant assumptions that the Company believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from those estimates. In March 2019, the Company recorded an adjustment to revenue related to a change in estimate in connection with the hemophilia A collaboration agreement with Pfizer Inc. (“Pfizer”) as result of a decision made in a joint steering committee of Pfizer and Sangamo in March 2019 to increase the project scope and related project cost, which resulted in a decrease in the measure of the proportional performance. This adjustment decreased revenue by $3.0 million, increased net loss by $3.0 million and increased the Company’s basic net loss per share by $0.03 for the six months ended June 30, 2019.
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
Cash and Cash Equivalents
Sangamo considers all highly-liquid investments purchased with original maturities of three months or less at the purchase date to be cash equivalents. Cash and cash equivalents consist of cash, deposits in demand money market accounts and commercial paper.
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
Concentrations of Risk
Cash, cash equivalents, and marketable securities consist of financial instruments that potentially subject the Company to a concentration of credit risk to the extent of the fair value recorded in the condensed consolidated balance sheets. The Company invests cash that is not required for immediate operating needs primarily in highly liquid instruments that bear minimal risk. The Company has established guidelines relating to the quality, diversification, and maturities of securities to enable the Company to manage its credit risk. The Company is exposed to credit risk in the event of a default by the financial institutions holding its cash, cash equivalents and investments and issuers of investments to the extent recorded on the condensed consolidated balance sheets.
In April 2019, the Company entered into an Option Agreement (the “Option”) with Brammer Bio MA (“Brammer”) whereby Brammer granted an option to secure dedicated capacity for Sangamo for manufacturing in Brammer’s facilities. The Company paid $3.0 million for the Option, which expires on July 31, 2020, and which is included in other non-current assets on the Condensed Consolidated Balance Sheets. If the Company exercises the option, the $3.0 million will be applied towards future manufacturing services. If the Company does not exercise the option, $1.5 million of the deposit is non-refundable. The remainder will be applied towards future services initiated within five years. In addition, the Company will pay Brammer $2.0 million to assist it in establishing its manufacturing capabilities in Brisbane, CA.
Certain materials and key components that the Company utilizes in its operations are obtained through single suppliers. Since the suppliers of key components and materials must be named in an investigational new drug application filed with the U.S. Food and Drug Administration for a product, significant delays can occur if the qualification of a new supplier is required. If delivery of material from the Company’s suppliers were interrupted for any reason, the Company may be unable to supply any of its product candidates for clinical trials.
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
As the implicit rate in the Company’s leases is generally unknown, the Company uses its incremental borrowing rate based on the information available at the lease commencement date in determining the present value of remaining lease payments. The incremental borrowing rate represents an estimate of the interest rate the Company would incur at lease commencement to borrow an amount equal to the lease payments on a collateralized basis over the term of a lease in a similar economic environment. The Company gives consideration to its credit risk, term of the lease, total lease payments and adjusts for the impacts of collateral, as necessary, when calculating its incremental borrowing rates. The lease terms may include options to extend or terminate the lease when it is reasonably certain the Company will exercise any such options. Rent expense for the Company’s operating leases is recognized on a straight-line basis over the lease term.
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
Revenue Recognition
Effective January 1, 2018, the Company adopted the provisions of Accounting Standards Codification (“ASC”) Topic 606 - Revenue from Contracts with Customers (“ASC Topic 606”) using the modified retrospective method, resulting in a change to its accounting policy for revenue recognition. ASC Topic 606 establishes a unified model to determine how revenue is recognized.
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
For the six months ended June 30, 2019, revenues related to Kite Pharma, Inc. (“Kite”), a wholly-owned subsidiary of Gilead Sciences, Inc., the hemoglobinopathies agreement with Bioverativ Inc., (now Sanofi Genzyme, a global business unit of Sanofi S.A. (“Sanofi”)), and the Company’s hemophilia A collaboration agreement with Pfizer represented 61%, 18% and 16%, respectively, of the Company’s total revenue, excluding the above change in estimate. For the three months ended June 30, 2019, revenues related to Kite, the Company’s hemophilia A collaboration agreement with Pfizer and the hemoglobinopathies agreement with Sanofi represented 52%, 26% and 17%, respectively, of the Company’s total revenue. During the six months ended June 30, 2018, revenues related to the Company’s hemophilia A collaboration agreement with Pfizer, the hemoglobinopathies agreement with Sanofi and the agreement with Kite represented 47%, 26% and 22%, respectively, of the Company’s total revenue. For the three months ended June 30, 2018, revenues related to the Company’s hemophilia A collaboration agreement with Pfizer, Kite and the hemoglobinopathies agreement with Sanofi represented 38%, 35% and 21%, respectively, of the Company’s total revenue. Receivables from collaborations are typically unsecured and are concentrated in the biopharmaceutical industry. Accordingly, the Company may be exposed to credit risk generally associated with biopharmaceutical companies or specific to its collaboration agreements. To date, the Company has not experienced any losses related to these receivables.
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
Recent Accounting Pronouncements
Recently Adopted
Simplified Disclosure
In August 2018, the SEC adopted amendments to certain disclosure requirements in Securities Act Release No. 33-10532, Disclosure Update and Simplification, as updated. These amendments eliminate, modify, or integrate into other SEC requirements certain disclosure rules. Among the amendments is the requirement to present an analysis of changes in stockholders’ equity in the interim financial statements included in quarterly reports on Form 10-Q. The analysis, which can be presented as a footnote or separate statement, is required for the current and comparative quarter and year-to-date interim periods. The amendments are effective for all filings made on or after November 5, 2018. As such, the Company adopted these SEC amendments on November 5, 2018 and has presented the analysis of changes in stockholders’ equity in these interim financial statements for June 30, 2019 and 2018 presented in this Quarterly Report on Form 10-Q. The Company’s adoption of these SEC amendments had no material effect on the Company’s reporting of financial position, results of operations, cash flows or stockholders’ equity.
Accounting for Leases
In February 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-2, Leases (“ASC Topic 842”). ASC Topic 842 amends a number of aspects of lease accounting, including requiring lessees to recognize almost all leases with a term greater than one year as a ROU asset and corresponding liability, measured at the present value of the lease payments. On January 1, 2019, the Company adopted ASC Topic 842 using the modified retrospective approach with a cumulative-effect adjustment of $0.9 million reflected as a decrease to the opening balance of accumulated deficit as of the adoption date. Results for the three and six months ended June 30, 2019 are presented under ASC Topic 842. No prior period amounts were adjusted and continue to be reported in accordance with previous lease guidance, ASC Topic 840 — Leases (“ASC Topic 840”).
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
___________________

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
Goodwill Impairment Testing
In January 2017, the FASB issued ASU No. 2017-4, Intangibles – Goodwill and Other (Topic 350): Simplifying the Test of Goodwill Impairment (“ASU 2017-4”). The new guidance simplifies the subsequent measurement of goodwill by eliminating Step 2 from the goodwill impairment test. ASU 2017-4 requires goodwill impairment to be measured as the amount by which a reporting unit’s carrying amount exceeds its fair value, not to exceed the carrying amount of its goodwill. ASU 2017-4 requires prospective application and is effective for annual periods beginning after December 15, 2019. ASU 2017-4 will require the Company to amend its methodology for determining any goodwill impairment beginning in 2020.

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
The fair value measurements of the Company’s cash equivalents, available-for-sale marketable securities and the free share asset/liability are identified at the following levels within the fair value hierarchy (in thousands):

	June 30, 2019 Fair Value Measurements
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents:
Money market funds	$71,490	$71,490	$—	$—
Commercial paper securities	30,441	—	30,441	—
Total	101,931	71,490	30,441	—
Marketable securities:
Commercial paper securities	170,953	—	170,953	—
Corporate debt securities	71,383	—	71,383	—
U.S. government-sponsored entity debt securities	37,991	—	37,991	—
Total	280,327	—	280,327	—
Total cash equivalents and marketable securities	$382,258	$71,490	$310,768	$—

Free shares asset	$361	$—	$—	$361

	December 31, 2018 Fair Value Measurements
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents:
Money market funds	$103,291	$103,291	$—	$—
Total	103,291	103,291	—	—
Marketable securities:
Commercial paper securities	177,224	—	177,224	—
Corporate debt securities	63,870	—	63,870	—
U.S. government-sponsored entity debt securities	18,621	—	18,621	—
Total	259,715	—	259,715	—
Total cash equivalents and marketable securities	$363,006	$103,291	$259,715	$—
Liabilities:
Free shares liability	$154	$—	$—	$154

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
Free Share Asset/Liability
As a result of the July 20, 2018 Share Purchase Agreement (“SPA”) with TxCell S.A., a French société anonyme (“TxCell”) (see Note 10 — Acquisition of TxCell S.A.), the Company entered into arrangements with the holders of approximately 477,000 “free shares” of TxCell pursuant to which the Company has the right to purchase such shares from the holders thereof (a call option) and such holders have the right to sell to the Company such shares from time to time through mid-2021 (a put option). The Company initially recorded a liability of $0.2 million on the acquisition date. The put options were classified within Level 3 of the fair value hierarchy as the Company utilized a binomial-lattice pricing model (the “Monte Carlo simulation model”) that involved certain market conditions to estimate the fair value of the options. The assumptions used in this simulation model are reviewed on a quarterly basis and adjusted, as needed. Subsequent changes in the fair value of the free shares are recorded in general and administrative expenses in the Condensed Consolidated Statements of Operations. The number of free shares has not changed since the Acquisition Date. The free shares liability was approximately $0.2 million at December 31, 2018 and the Company recognized a gain due to an increase in the fair value of the free shares of approximately $0.5 million for the six months ended June 30, 2019 bringing the balance to an asset of approximately $0.4 million at June 30, 2019.

Free Shares valuation assumptions:	June 30, 2019	December 31, 2018
Sangamo Stock Price (USD)	$9.65	$11.48
TxCell Stock Price (EUR)	€2.24	€2.58
EUR / USD Exchange Rate	0.89	0.87
Estimated Correlation Sangamo and TxCell Stock Prices	72.2%	—
Sangamo Stock Price (USD) Volatility Estimate	77.6%	79.9%
TxCell Stock Price (EUR) Volatility Estimate	76.2%	8.6%
EUR / USD Exchange Rate Volatility Estimate	7.0%	7.7%
Risk Free Rate and Cost of Debt by Expected Exercise Date	Varies	Varies

NOTE 3—CASH AND MARKETABLE SECURITIES
Cash, Cash Equivalents and Restricted Cash
A reconciliation of cash, cash equivalents and restricted cash reported within the Condensed Consolidated Balance Sheets to the amounts reported within the accompanying Condensed Consolidated Statements of Cash Flows was as follows (in thousands):

	June 30, 2019	December 31, 2018	June 30, 2018	December 31, 2017
Cash and cash equivalents	$169,222	$140,418	$59,406	$49,826
Restricted cash included in Restricted cash, current portion	2,000	—	—	—
Restricted cash included in Non-current restricted cash	1,500	3,500	3,500	3,500
Cash, cash equivalents and restricted cash as reported within the accompanying Condensed Consolidated Statements of Cash Flows	$172,722	$143,918	$62,906	$53,326

Restricted cash consists of a letter of credit for $3.5 million established as a deposit for the Brisbane lease.

Cash Equivalents and Available-for-sale Securities
The table below summarizes the Company’s cash equivalents and available-for-sale securities (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
June 30, 2019
Assets
Cash equivalents:
Money market funds	$71,490	$—	$—	$71,490
Commercial paper securities	30,439	2	—	30,441
Total	101,929	2	—	101,931
Available-for-sale securities:
Commercial paper securities	170,598	355	—	170,953
Corporate debt securities	71,280	108	(5)	71,383
U.S. government-sponsored entity debt securities	37,973	18	—	37,991
Total	279,851	481	(5)	280,327
Total cash equivalents and available-for-sale securities	$381,780	$483	$(5)	$382,258
December 31, 2018
Cash equivalents:
Money market funds	$103,291	$—	$—	$103,291
Total	103,291	—	—	103,291
Available-for-sale securities:
Commercial paper securities	177,353	—	(129)	177,224
Corporate debt securities	63,981	—	(111)	63,870
U.S. government-sponsored entity debt securities	18,640	—	(19)	18,621
Total	259,974	—	(259)	259,715
Total cash equivalents and available-for-sale securities	$363,265	$—	$(259)	$363,006

The fair value of investments available-for-sale by contractual maturity were as follows (in thousands):

	June 30, 2019	December 31, 2018
Maturing in one year or less	$271,877	$259,715
Maturing after one year through five years	8,450	—
Total	$280,327	$259,715

The Company had no material realized losses of its available-for-sale securities for the three and six months ended June 30, 2019 or 2018. Sangamo has the intent and ability to hold its investments for a period of time sufficient to allow for any anticipated recovery in market value. No investments were other-than-temporarily impaired at either June 30, 2019 or December 31, 2018.
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
The total number of shares subject to stock options and restricted stock units (“RSUs”) outstanding and the employee stock purchase plan (“ESPP”) shares reserved for issuance, which are all anti-dilutive, were excluded from consideration in the calculation of diluted net loss per share attributable to Sangamo Therapeutics, Inc. stockholders. Stock options and RSUs outstanding and ESPP shares reserved for issuance as of June 30, 2019 and 2018 totaled 10,155,033 and 8,757,528, respectively.

NOTE 5—MAJOR CUSTOMERS, PARTNERSHIPS AND STRATEGIC ALLIANCES
Collaboration Agreements
Kite Pharma, Inc.
In February 2018, the Company entered into a global collaboration and license agreement with Kite for the research, development and commercialization of potential engineered cell therapies for cancer. In this collaboration, Sangamo is working together with Kite on a research program under which the companies are designing ZFNs and adeno-associated viral vectors (“AAVs”) to disrupt and insert certain genes in T-cells and natural killer cells (“NK-cells”) including the insertion of genes that encode chimeric antigen receptors, T-cell receptors, and NK-cell receptors directed to mutually agreed targets. Kite is responsible for all clinical development and commercialization of any resulting products and has announced that they expect to initiate a clinical trial evaluating KITE-037, an allogeneic anti-CD19 CAR-T cell therapy, in 2020. The Kite agreement became effective on April 5, 2018 when the waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and other customary closing conditions were completed.
Subject to the terms of this agreement, the Company granted Kite an exclusive, royalty-bearing, worldwide sublicensable license under the Company’s relevant patents and know-how to develop, manufacture and commercialize, for the purpose of treating cancer, specific cell therapy products that may result from the research program and that are engineered ex vivo using selected zinc finger nucleases (“ZFNs”) and AAVs developed under the research program to express chimeric antigen receptors (“CARs”), T-cell receptors (“TCRs”) or NK-cell receptors (“NKRs”) directed to candidate targets.
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
The Company has identified the primary performance obligations within the Kite agreement as a license to the technology and on-going services. The Company concluded that the license is not discrete as it does not have stand-alone value to

Kite apart from the services to be performed by the Company pursuant to the agreement. As a result, the Company recognizes revenue from the upfront payment on a straight-line basis through June 2024, the estimated period the Company will perform research services. The estimated period of performance and project cost is reviewed quarterly and adjusted, as needed, to reflect the Company’s current assumptions regarding the timing of its deliverables. As of June 30, 2019 and December 31, 2018, the Company had deferred revenue of $119.1 million and $131.5 million, respectively, related to this agreement.
Revenues recognized under the agreement for the three and six months ended June 30, 2019 and 2018 were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenue related to Kite agreement:
Recognition of upfront fee	$6,227	$5,953	$12,386	$5,953
Research services	2,833	1,562	4,986	1,562
Total	$9,060	$7,515	$17,372	$7,515

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
The Company originally received an upfront fee of $70.0 million and is eligible to receive development milestone payments contingent on the achievement of specified clinical development, intellectual property, regulatory and first commercial sale milestones for SB-525 and potentially other products. In addition, Sangamo is eligible to receive up to $208.5 million in payments upon the achievement of specified clinical development, intellectual property and regulatory milestones and up to $266.5 million in payments upon first commercial sale milestones for SB-525 and potentially other products. The total amount of potential clinical development, intellectual property, regulatory and first commercial sale milestone payments, assuming the achievement of all specified milestones in the hemophilia A Pfizer agreement, is up to $475.0 million, which includes up to $300.0 million for SB-525 and up to $175.0 million for other products that may be developed under the agreement, subject to reduction on account of payments made under certain licenses for third-party intellectual property. In addition, Pfizer agreed to pay the Company royalties for each potential licensed product developed under the agreement that are an escalating tiered, double-digit percentage of the annual net sales of such product and are subject to reduction due to patent expiration, entry of biosimilar products to the market and payment made under certain licenses for third-party intellectual property. To date, no milestone payments have been received and no products have been approved and therefore no royalty fees have been earned under the hemophilia A Pfizer agreement. Sangamo is responsible for internal and external research costs as part of the upfront fee and has the ability to request additional reimbursement from Pfizer if certain conditions are met.
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

Unless earlier terminated, the agreement has a term that continues on a per product and per country basis until the later of (i) the expiration of patent claims that cover the product in a country, (ii) the expiration of regulatory exclusivity for a product in a country, and (iii) fifteen years after the first commercial sale of a product in a country Pfizer has the right to terminate the agreement without cause in its entirety or on a per product or per country basis. The agreement may also be terminated by either party based on an uncured material breach by the other party or the bankruptcy of the other party. Upon termination for any reason, the license granted by the Company to Pfizer to develop, manufacture and commercialize SB-525 and related products will automatically terminate. Upon termination by the Company for cause or by Pfizer in any country or countries, Pfizer will automatically grant the Company an exclusive, royalty-bearing license under certain technology controlled by Pfizer to develop, manufacture and commercialize SB-525 in the terminated country or countries.
The Company has identified the performance obligations within the hemophilia A Pfizer agreement as a license to the technology and on-going services. The Company concluded that the license is not discrete as it does not have stand-alone value to Pfizer apart from the services to be performed by the Company pursuant to the agreement. As a result, the Company recognizes revenue from the upfront payment based on proportional performance of the on-going services through 2020, the estimated period the Company will perform research services. The estimated period of performance and project cost is reviewed quarterly and adjusted, as needed, to reflect the Company’s current assumptions regarding the timing of its deliverables. As of June 30, 2019 and December 31, 2018, the Company had deferred revenue of $14.3 million and $10.0 million, respectively, related to this agreement.
Revenues recognized under the agreement for the three and six months ended June 30, 2019 and 2018 were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Recognition of upfront fee related to Pfizer SB-525 agreement	$4,635	$8,183	$1,595	$15,841

In March 2019, the Company received new data results in the hemophilia A collaboration agreement with Pfizer, and expansion of patients for the ongoing trial. As a result, the estimated project cost increased and the proportional performance was updated based on the actual services delivered to Pfizer as a percentage of the updated project cost as of March 31, 2019. The increase in project cost resulted in a decrease in the measure of the proportional cumulative performance. During the six months ended June 30, 2019, the Company recognized $1.6 million in revenues related to the Pfizer SB-525 agreement which were net of the approximately $3.0 million reduction in revenues recorded in the three months ended March 31, 2019 related to the updated estimated project cost.
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
Subject to the terms of this agreement, the Company granted Pfizer an exclusive, royalty-bearing, worldwide license under the Company’s relevant patents and know‑how to develop, manufacture and commercialize gene therapy products that use resulting ZFP TFs that satisfy pre‑agreed criteria. During a specified period, neither the Company nor Pfizer will be permitted to research, develop, manufacture or commercialize outside of the collaboration any ZFPs that specifically bind to the C9ORF72 gene.
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
The Company has identified the performance obligations within this agreement as a license to the technology and on-going services. The Company concluded that the license is not discrete as it does not have stand-alone value to Pfizer apart from the services to be performed by the Company pursuant to the agreement. As a result, the Company recognizes revenue from the upfront payment based on proportional performance of the on-going services, over the estimated period the Company will perform research services. The estimated period of performance and project cost is reviewed quarterly and adjusted, as needed, to reflect the Company’s current assumptions regarding the timing of its deliverables. As of June 30, 2019 and December 31, 2018, the Company had deferred revenue of $8.7 million and $9.8 million, respectively, related to this agreement.
Revenues recognized under the agreement for the three and six months ended June 30, 2019 and 2018 were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Recognition of upfront fee related to Pfizer C9ORF72 agreement	$455	$617	$1,070	$1,076

Sanofi Genzyme
In January 2014, the Company entered into an exclusive worldwide collaboration and license agreement to develop therapeutics for hemoglobinopathies, focused on beta thalassemia and sickle cell disease (“SCD”). The agreement was originally signed with Biogen MA Inc., who subsequently assigned it to Bioverativ Inc., which was later acquired by Sanofi. Under the agreement, the Company is jointly conducting two research programs: the beta thalassemia program and the SCD program. In the beta thalassemia program, the Company is responsible for all discovery, research and development activities through the first human clinical trial. In the SCD program, both parties are responsible for research and development activities through the submission of an investigational new drug (“IND”) application for ZFP therapeutics intended to treat SCD.
Under both programs, Sanofi is responsible for subsequent worldwide clinical development, manufacturing and commercialization of licensed products developed under the agreement. At the end of the specified research terms for each program or under certain specified circumstances, Sanofi has the right to step in and take over any of the Company’s remaining activities. Furthermore, the Company has an option to co-promote in the U.S. any licensed products to treat beta thalassemia and SCD developed under the agreement, and Sanofi will compensate the Company for such co-promotion activities. Subject to the terms of the agreement, the Company has granted Sanofi an exclusive, royalty-bearing license, with the right to grant sublicenses, to use certain ZFP and other technology controlled by the Company for the purpose of researching, developing, manufacturing and commercializing licensed products developed under the agreement. The Company also granted Sanofi a non-exclusive worldwide, royalty-free fully paid license with the right to grant sublicenses, under the Company’s interest in certain other intellectual property developed pursuant to the agreement. During the term of the agreement, the Company is not permitted to research, develop, manufacture or commercialize, outside of the agreement, certain gene therapy products that target genes relevant to the licensed products.

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
The Company has identified the performance obligations within this arrangement as a license to the technology and on-going research services activities. The Company concluded that the license is not discrete as it does not have stand-alone value to Sanofi apart from the research services to be performed pursuant to the agreement. As a result, the Company recognizes revenue from the upfront payment based on proportional performance of the ongoing services through 2022, the estimated period the Company will perform research services. The estimated period of performance and project cost is reviewed quarterly and adjusted, as needed, to reflect the Company’s current assumptions regarding the timing of its deliverables. As of June 30, 2019 and December 31, 2018, the Company had deferred revenue of $2.9 million and $4.6 million, respectively, related to this agreement.
Revenues recognized under the agreement for the three and six months ended June 30, 2019 and 2018 were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenue related to Sanofi agreement:
Recognition of upfront fee	$901	$1,184	$1,654	$2,338
Research services	2,158	3,332	3,355	6,560
Total	$3,059	$4,516	$5,009	$8,898

California Institute for Regenerative Medicine
In May 2018, the California Institute for Regenerative Medicine (“CIRM”) granted a Strategic Partnership Award for $8.0 million to fund the clinical studies of a potentially curative ZFP therapeutic for the treatment of beta thalassemia based on the application of Sangamo’s ZFN genome editing technology. The grant exists through December 31, 2022 and provides matching funds to support the evaluate ST-400, a gene-edited cell therapy candidate for people with transfusion-dependent beta thalassemia. As of June 30, 2019 and December 31, 2018, the Company had received $3.0 million and $1.7 million, respectively, under the award.
Under the terms of the CIRM grants, the Company is obligated to pay royalties and licensing fees based on a low single digit royalty percentage on net sales of CIRM-funded product candidates or CIRM-funded technology. The Company has the option to decline any and all amounts awarded by CIRM and as an alternative to revenue sharing, the Company has the option to convert the award to a loan. No such election has been made as of the date of the issuance of these financial statements. In the event that the Company terminates a CIRM-funded clinical trial, it will be obligated to repay the remaining CIRM funds on hand, therefore as of June 30, 2019 and December 31, 2018, the $3.3 million and $1.8 million, respectively, including interest, related to this award are recorded as a loan in other long-term liabilities on the accompanying Condensed Consolidated Balance Sheets as the Company does not expect to repay these amounts with the next 12 months.
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
NOTE 7—STOCK-BASED COMPENSATION
The following table shows total stock-based compensation expense included in the Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2019 and 2018 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Research and development	$2,763	$2,120	$5,061	$3,879
General and administrative	2,104	1,394	4,329	2,685
Total stock-based compensation expense	$4,867	$3,514	$9,390	$6,564

NOTE 8—COMMITMENTS AND CONTINGENCIES
Leases
Sangamo occupies approximately 87,700 square feet of office and research and development laboratory facilities in Brisbane, CA pursuant to a lease that expires in May 2029. Sangamo also leases approximately 37,900 square feet of office and laboratory space in Richmond, CA through August 2026. The Company leases approximately 7,700 square feet of additional research and office space located in Richmond, CA pursuant to a lease that expires in December 2019. In addition, the Company leases two properties in Valbonne, France. The first lease is for approximately 14,036 square feet of research and office space that expires in June 2025. The second lease, which commenced on April 1, 2019, is for approximately 6,800 square feet of office space and expires in March 2028.
Certain of these leases also include renewal options at the election of the Company to renew or extend the lease for an additional five to ten years. These optional periods have not been considered in the determination of the ROU assets or lease liabilities associated with these leases as the Company did not consider it reasonably certain it would exercise the options.
With respect to the Brisbane lease, the commencement date for approximately 35,080 square feet of the office space occurred in January 2019 while the commencement date for the remaining approximately 52,620 square feet occurred in June 2019. The Company has the right to make tenant improvements, including the addition of laboratory space, with a lease incentive allowance of $6.8 million on the first portion of the space occupied and $10.2 million on the portion of the lease that commenced in June 2019. This lease includes two renewal options at the election of the Company to extend the lease for an additional five years each. These optional periods have not been considered in the determination of the ROU assets or lease liabilities associated with these leases as the Company did not consider it reasonably certain it would exercise the options.
The Company performed evaluations of its contracts and determined each of its identified leases are operating leases. For the three and six months ended June 30, 2019, the Company incurred $1.6 million and $2.8 million, respectively, of lease costs included in operating expenses in the Condensed Consolidated Statements of Operations in relation to these operating leases. Variable lease expense was $0.4 million and $0.6 million for the three and six months ended June 30, 2019, respectively, and was not included in the measurement of the Company’s operating ROU assets and lease liabilities. The variable expense consists primarily of the Company’s proportionate share of operating expenses, property taxes and insurance and is classified as lease expense due to the Company’s election to not separate lease and non-lease components.
Cash paid for amounts included in the measurement of operating lease liabilities for the six months ended June 30, 2019 was $1.1 million and was included in net cash used in operating activities in the Company’s Condensed Consolidated Statements of Cash Flows.

As of June 30, 2019, the maturities of the Company’s operating lease liabilities were as follows (in thousands):

Total
Six months ending December 31, 2019	$2,135
2020	6,065
2021	6,107
2022	6,175
2023	6,253
Thereafter	31,969
Total lease payments	58,704
Less:
Imputed interest	(14,669)
Total	$44,035

Reported as of June 30, 2019:
Operating lease liabilities - current (included in Accounts payable and accrued liabilities on the Condensed Consolidated Balance Sheet)	$2,485
Operating lease liabilities - long-term	41,550
Total	$44,035

As of June 30, 2019, the weighted-average remaining lease term is 9.3 years and the weighted-average incremental borrowing rate used to determine the operating lease liability was 6.9% for the Company’s operating leases.
The Company does not have any financing leases.
Contingencies
Sangamo is not party to any material pending legal proceedings or contingencies. From time to time, the Company may be involved in legal proceedings arising in the ordinary course of business.
NOTE 9—STOCKHOLDERS’ EQUITY
Common Stock
In April 2019, Sangamo completed an underwritten public offering of its common stock, in which the Company sold an aggregate of 12.7 million shares of its common stock at a public offering price of $11.50 per share. The net proceeds to Sangamo from the sale of shares in this offering, after deducting underwriting discounts and commissions and other estimated offering expenses, were approximately $136.3 million.
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
At-the-Market Offering Agreement
In May 2017, the Company entered into an amended and restated “at-the-market” offering program sales agreement with Cowen and Company, LLC (“Cowen”), pursuant to which the Company may issue and sell from time to time up to $75.0 million of the Company’s common stock through Cowen as the sales agent (the “ATM Agreement”). Sales of the Company’s common stock, if any, will be made at market prices by any method that is deemed to be an “at-the-market offering” as defined in Rule 415 under the Securities Act of 1933, as amended. As of June 30, 2019, the Company has not sold any common stock under the ATM Agreement and the full $75.0 million remained available for sale, subject to certain conditions as specified in the agreement.
NOTE 10—ACQUISITION OF TXCELL S.A.
On July 20, 2018, Sangamo entered into several agreements with TxCell S.A. (“TxCell”), a French publicly-listed company specialized in the development of cellular immunotherapy products based on regulator T-cells (“Tregs”) to treat severe autoimmune and inflammatory diseases, and certain of its shareholders, with the goal of eventually acquiring 100% of TxCell’s share capital.

Under a Share Purchase Agreement (“SPA”) signed with certain shareholders of TxCell, the Company acquired 13,519,036 ordinary shares of TxCell (“TxCell Ordinary Shares”), representing approximately 53% of the outstanding share capital and voting rights of TxCell, (the “Block Transaction”) at a price of €2.58 per share. The Block Transaction closed on October 1, 2018 (the “Acquisition Date”).
Additionally, the Company and TxCell entered into a Tender Offer Agreement (“TOA”), pursuant to which the Company agreed to acquire 11,981,867 TxCell Ordinary Shares not acquired as part of the Block Transaction following a public tender offer (the “Tender Offer”) at a price of €2.58 per share. The Tender Offer closed on November 23, 2018.
Following the Block Transaction and the Tender Offer, the Company owns 98.2% of TxCell Ordinary Shares.
In addition, the Company also entered into arrangements with the holders of approximately 477,000 “free shares” of TxCell pursuant to which the Company has the right to purchase such shares from the holders thereof (a call option) and such holders have the right to sell to the Company such shares from time to time through mid-2021 (a put option) (collectively the “Free Shares Options”) so as to increase the Company’s ownership of TxCell to 100% should all free shares be acquired following through the exercise of either the call or the put options.
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
At the Acquisition Date, the fair value of the Free Shares Options was estimated to be a liability of $0.2 million based on an option pricing method. The value was included in the purchase consideration and is recorded as a non-controlling interest on the Condensed Consolidated Balance Sheets. The fair value of the Free Shares Options will vary based on future changes in the Company’s stock price during the option period. The Company assesses this fair value on a quarterly basis with changes in fair value being recognized in operations. The fair value of the Free Shares Options was estimated to be an asset of $0.4 million as of June 30, 2019.
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
Management estimated the fair value of tangible and intangible assets and liabilities in accordance with the applicable accounting guidance for business combinations and utilized the services of third-party valuation consultants. Balances subject to adjustment primarily include the valuations of acquired assets (tangible and intangible), liabilities assumed, as well as tax-related matters. During the measurement period, the Company may record adjustments to the provisional amounts recognized. There were no adjustments to the provisional values subsequent to the Acquisition Date.
The acquisition of TxCell was accounted for as a business combination in accordance with ASC Topic 805, Business Combinations. The operating results of TxCell after the Acquisition Date have been included in the Company’s Condensed Consolidated Statements of Operations. In June 2019, TxCell became a sociéte par actions simplifiée (S.A.S.) and was renamed “Sangamo Therapeutics France.”
Fair Value Estimate of Assets Acquired and Liabilities Assumed
Under ASC Topic 805, an acquirer recognizes and consolidates assets acquired, liabilities assumed, and any non-controlling interest at 100% of their fair values as of the acquisition date (regardless of the acquirer’s percentage ownership in the acquiree). As goodwill is calculated as a residual, all goodwill of the acquired business, not just the acquirer’s share, is recognized under this “full-goodwill” approach. Recognized goodwill is allocated between the controlling and non-controlling interests. Although this allocation is not presented separately on the acquirer’s balance sheet, it is necessary so that a goodwill impairment charge recognized in a period following the business combination by an acquirer is appropriately allocated between controlling and non-controlling interests. There were no goodwill impairments during the six months ended June 30, 2019 or during 2018 and, as noted below, substantially all of the non-controlling interest on the Acquisition Date was subsequently acquired by the Company and, accordingly, substantially all of the goodwill is allocated to the Company as of June 30, 2019 and December 31, 2018.

The following table summarizes the estimated fair value of the net assets acquired as of the Acquisition Date (in thousands):

October 1, 2018
Consideration transferred	$45,911
Fair value of non-controlling interest	35,829
Fair value of TxCell	$81,740

Cash	$4,779
Current assets	2,427
Property and equipment	1,857
IPR&D	55,019
Other assets	155
Current liabilities	(9,761)
Assumed debt liabilities	(4,933)
Deferred tax liability, net	(6,798)
Fair value of net identifiable assets acquired	42,745
Goodwill	38,995
Total fair value of net assets acquired	$81,740

Consideration Transferred
Consideration transferred as of October 1, 2018 consisted of the 13,519,036 TxCell Ordinary Shares acquired by the Company on the Acquisition Date of approximately $2.99 per share, the $5.2 million TxCell Loan and approximately $0.2 million for the fair value of the Free Shares Options.
Non-controlling Interest
The fair value of the non-controlling interest at the Acquisition Date was based on the $2.99 acquisition price per share for the 11,981,867 Ordinary Shares that were not purchased by the Company on the Acquisition Date.
On November 1, 2018, pursuant to the TOA, the Company commenced a cash tender offer (the “Offer”) to acquire all of the TxCell Ordinary Shares not held by the Company for the same per share price paid in the Block Transaction. Following the completion of the Offer on November 23, 2018, the Company initiated compulsory squeeze-out procedures applicable to French public companies to acquire the remaining TxCell Ordinary Shares, other than the free shares that were subject to the Free Shares Options. Subsequent to the Acquisition Date and through December 31, 2018, the Company acquired 11,528,635 TxCell Ordinary Shares which, when aggregated with the 13,519,036 Ordinary Shares acquired at the Acquisition Date, resulted in the Company owning 98.2% of all TxCell Ordinary Shares as of December 31, 2018. The 11,528,635 shares acquired subsequent to the Acquisition Date were acquired for total consideration of approximately $33.9 million, or $2.94 per share. As of December 31, 2018, the aggregate purchase consideration was approximately $80.4 million through the completion of this purchase, with approximately 453,000 Ordinary Shares (vested free shares), which remain outstanding and are subject to purchase by the Company as noted above, with an estimated fair value of approximately $0.6 million as of June 30, 2019.
Non-controlling interest as of June 30, 2019 was as follows (in thousands):

Non-controlling interest at January 1, 2018	$—
Non-controlling interest at Acquisition Date	35,829
Shares acquired post acquisition	(34,516)
Non-controlling interest of acquired entity	1,313
Foreign currency effect	(19)
Loss attributable to non-controlling interest	(555)
Non-controlling interest at December 31, 2018	739
Loss attributable to non-controlling interest	(125)
Non-controlling interest at June 30, 2019	$614

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
We have a substantial intellectual property position including the design, selection, manufacture, composition and use of engineered ZFPs, CAR-Tregs and cell therapies to support our research and development activities. We continue to license and file new patent applications that strengthen our patent portfolio. We believe that our intellectual property position is a critical element in our ability to research, develop, manufacture and commercialize gene therapy, ex vivo gene-edited cell therapy, in vivo genome editing and gene regulation products and services.
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
In July 2019, we and Pfizer announced updated initial data from 10 patients treated in the Alta study. Across the four dosage cohorts evaluated, patients demonstrated a dose-dependent increase in Factor VIII, or FVIII, levels, and a dose-dependent reduction in the use of FVIII replacement therapy was also observed, with patients in the highest dose cohort not requiring factor replacement therapy after initial use of prophylactic factor and experiencing no bleeding events as of the data cut-off date. For the four patients in the highest dose (3e13 vg/kg) cohort, FVIII activity data were available through 24, 19, 6, and 4 weeks of follow-up, respectively. The first two patients treated in the 3e13 vg/kg cohort (Patients 7 and 8) remained in the normal range, as measured using a chromogenic assay, through 24 and 19 weeks of follow-up, respectively. The next two patients in the 3e13 vg/

kg cohort (Patients 9 and 10), with 6 and 4 weeks of follow-up, respectively, demonstrated rapid FVIII activity kinetics that appear consistent with Patients 7 and 8 at similar early time points. SB-525 was generally well-tolerated, with one patient (treated with the 3e13 vg/kg dose) reporting a treatment-related serious adverse event of hypotension and fever, which occurred following vector infusion and resolved with treatment within 24 hours of completion of vector infusion. The fifth patient in the 3e13 vg/kg cohort (Patient 11) was treated in July 2019.
Based on the accumulating results from the Alta study, the U.S. Food and Drug Administration, or FDA, has granted regenerative medicine advanced therapy, or RMAT, designation for SB-525 gene therapy to treat severe hemophilia A. RMAT designation is granted to regenerative medicine therapies intended to treat, modify, reverse, or cure a serious condition, for which preliminary clinical evidence indicates that the medicine has the potential to address an unmet medical need. The RMAT designation includes all the benefits of the fast track and breakthrough therapy designation programs, including early interactions with the FDA.
We are currently working with Pfizer on plans to advance SB-525 to a registrational study. Pfizer will assume responsibility for SB-525 late-stage development and manufacturing and we have initiated the transfer of the SB-525 manufacturing process to Pfizer.
We are also evaluating our wholly-owned investigational ST-920 gene therapy for Fabry disease, an inherited metabolic disease. An investigational new drug application, or IND, was accepted by the FDA in February 2019. We have activated the first clinical site for a Phase 1/2 clinical trial and expect to treat the first subject in the study by the end of 2019.
Ex vivo gene edited cell therapy programs
We are conducting the Phase 1/2 THALES study, an open-label, single arm clinical trial to evaluate the safety and efficacy of ST-400 in up to six subjects with beta thalassemia. ST-400 is an ex vivo gene-edited beta thalassemia cell therapy that involves gene editing of a patient’s own hematopoietic stem progenitor cells using non-viral delivery of ZFN technology. ST-400 is being developed in collaboration with Sanofi Genzyme, or Sanofi, to research, develop and commercialize therapeutic gene-edited cell therapy products in hemoglobinopathies, including beta thalassemia and sickle cell disease, or SCD. Sanofi is responsible for subsequent development, manufacturing and commercialization of licensed products. The collaboration includes a related program evaluating BIVV003 for the treatment of SCD. BIVV003 uses the same technology as ST-400 and is currently being evaluated in a Phase 1/2 clinical trial conducted by Sanofi.
In April 2019, we announced early preliminary data from the first patient enrolled in the study. Recruitment of this study is ongoing, with four of six patients enrolled. We expect to present preliminary data from the first patients enrolled in the study in the fourth quarter of 2019. Until that time, we are not planning to report additional clinical data from the program. More complete results will become available and presented once enrollment is complete and patients have been followed for a longer period.
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
In the fourth quarter of 2018, we completed our acquisition of 98.2% of the outstanding share capital and voting rights of TxCell S.A., or TxCell, which was renamed Sangamo Therapeutics France in June 2019. With the acquisition of TxCell, or the TxCell Acquisition, we believe we can now accelerate our research and development of innovative, personalized T-cell immunotherapies for the treatment of inflammatory and autoimmune diseases with high unmet medical need. In this regard, we expect the TxCell Acquisition will accelerate our entry into the clinic with a CAR-Treg (which is a regulatory T-cell, or Treg, genetically modified with a chimeric antigen receptor, or CAR) therapy. We are evaluating the potential of CAR-Tregs in solid organ transplantation as well as a range of autoimmune diseases, such as multiple sclerosis, rheumatoid arthritis, inflammatory bowel diseases and inflammatory skin diseases. In addition, we intend to use our ZFN gene editing technology to potentially develop next-generation autologous and allogeneic CAR-Treg cell therapies for use in treating autoimmune diseases. In 2019, we anticipate submitting a clinical trial application in Europe for TX-200, an autologous CAR‑Treg cell therapy for the prevention of solid organ transplant rejection.
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
We are planning a new clinical trial for SB-913 to treat MPS III to evaluate second-generation ZFNs and other potential modifications to enhance the in vivo delivery of the ZFNs. In vitro preclinical data presented last year showed three potential advantages of second-generation ZFNs for use in the clinic: (1) improvements in efficiency and potency due to structural modifications to the ZFN architecture and expression vector; (2) the ability to function equally well in the patients with a single nucleotide polymorphism, or SNP, in the target locus in the albumin gene (~20% of the population); and (3) improvements in specificity.
We expect to initiate this next clinical trial by year end 2020. We expect to use data from the new study evaluating second generation ZFNs to make a Phase III decision for the SB-913 program and to define the next steps for the SB-318 and SB‑FIX programs.
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
In March and April 2019, we presented new preclinical data describing the effects of tau-targeted ZFP TFs, delivered with AAVs in the mouse and nonhuman primate, or NHP, brain. Intrahippocampal ZFP TF delivery to adult mice resulted in more than 80% tau reduction, and intravenous ZFP TF administration reduced tau levels by 50-70% across the entire mouse brain. AAV ZFP TFs targeting tau were administered to the adult NHP hippocampus using real-time MRI-guided stereotaxic infusion. The lowering of tau in the hippocampus and entorhinal cortex of NHP was correlated with the transgene expression levels. The treatment was well tolerated for the duration of the study. We believe that together, these preclinical data from mice and NHPs highlight the potential for a single administration of ZFP TF to lower tau as a treatment for tauopathies, including Alzheimer’s disease.
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
Results of Operations for the Three and Six Months Ended June 30, 2019 and 2018
Revenues

	Three Months Ended June 30,				Six Months Ended June 30,
	(in thousands, except percentage values)				(in thousands, except percentage values)
	2019	2018	Change	%	2019	2018	Change	%
Revenues	$17,548	$21,416	$(3,868)	(18%)	$25,619	$34,053	$(8,434)	(25%)
Total revenues consisted of revenues from collaboration agreements and research grants. We anticipate revenues over the next several years will be derived primarily from our collaboration agreements with Kite, Pfizer and Sanofi as we continue to recognize in revenues upfront and milestone payments received under such agreements over time.
The decrease of $3.9 million in revenues for the three months ended June 30, 2019, compared to the same period in 2018, was primarily due to a decrease of $3.7 million in revenues related to our agreements with Pfizer due to a change in estimate as a result of the expansion of the project scope in 2019, and a $1.5 million decrease in revenues related to Sanofi, partially offset by an increase of $1.5 million in revenue related to our agreement with Kite, which took effect in April 2018.
The decrease of $8.4 million in revenues for the six months ended June 30, 2019, compared to the same period in 2018, was primarily attributable to a decrease of $14.2 million in revenues related to the hemophilia A Pfizer Agreement due to a change in estimate and a $3.9 million decrease in revenues related to our agreement with Sanofi, partially offset by an increase of $9.9 million in revenue related to our agreement with Kite, which took effect in April 2018.
Operating Expenses

	Three Months Ended June 30,				Six Months Ended June 30,
	(in thousands, except percentage values)				(in thousands, except percentage values)
	2019	2018	Change	%	2019	2018	Change	%
Operating expenses:
Research and development	$36,455	$29,255	$7,200	25%	$71,305	$52,802	$18,503	35%
General and administrative	14,597	11,301	3,296	29%	31,715	21,388	10,327	48%
Total operating expenses	$51,052	$40,556	$10,496	26%	$103,020	$74,190	$28,830	39%
Research and Development Expenses
Research and development expenses consist primarily of salaries and personnel-related expenses including stock-based compensation, laboratory supplies, preclinical and clinical studies, manufacturing clinical supply expenses, allocated facilities expenses, contracted research expenses and expenses for technology licenses. We expect to continue to devote substantial resources to research and development in the future and expect research and development expenses to increase in the next several years if we are successful in advancing our clinical programs and if we are able to progress our earlier stage product candidates into clinical trials. Overall increases in the current period include activities attributed to TxCell, which was acquired on October 1, 2018.
The increase of $7.2 million in research and development expenses for the three months ended June 30, 2019, compared to the same period in 2018, was primarily driven by a $4.3 million increase in compensation costs due to headcount growth in our development and technical operations teams to support clinical development trials, a $1.3 million increase in lab supplies, and a $1.2 million increase in facility expense primarily related to our Brisbane facility.
The increase of $18.5 million in research and development expenses for the six months ended June 30, 2019, compared to the same period in 2018, was primarily driven by a $9.6 million increase in compensation cost due to headcount growth in our development and technical operations teams to support clinical development trials, $2.5 million increase in research, preclinical and clinical expenses, $2.2 million increase in manufacturing related cost as our programs move into the clinic, $2.0 million increase in lab supply expense, and $1.8 million increase in facility expense primarily related to our Brisbane facility.
General and Administrative Expenses
General and administrative expenses consist primarily of salaries and personnel related expenses for executive, finance and administrative personnel, stock-based compensation expenses, professional fees, allocated facilities expenses, patent prosecution expenses and other general corporate expenses. As we continue to build out our product portfolio and advance our product candidates into and through the clinic, we expect the growth of our business to require increased general and administrative expenses. Overall increases in the current period include activities attributed to TxCell, which was acquired on October 1, 2018.
The increase of $3.3 million in general and administrative expenses for the three months ended June 30, 2019, compared to the same period in 2018, was primarily due to $3.4 million higher compensation costs due to headcount growth and $0.8 million increased facility expense primarily related to our new Brisbane facility, partially offset by a decrease of $1.0 million in consulting and professional fees, which in 2018 included costs to support the TxCell Acquisition.
The increase of $10.3 million in general and administrative expenses for the six months ended June 30, 2019, compared to the same period in 2018, was primarily due to increases of $6.3 million in compensation related costs due to headcount growth, $0.9 million in legal expense, $1.1 million in consultant expenses, and $1.8 million in facility expense primarily related to our new Brisbane facility. The increases were primarily due to the growth of our business to support the continued advancement of our product candidates into clinical trials.
Interest and other income, net
The increases of $0.6 million and $1.5 million in interest and other income, net, for the three and six months ended June 30, 2019 and 2018, respectively, were primarily due to higher interest income resulting from our treasury strategy.
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
As of June 30, 2019, we had cash, cash equivalents, marketable securities and interest receivable totaling $450.3 million compared to $400.5 million as of December 31, 2018, with the increase primarily attributable to the proceeds from the underwritten public offering completed in April 2019, partially offset by operating expenditures. Our most significant use of capital pertains to our employee compensation and external research and development expenses, such as manufacturing, clinical trials and preclinical activity related to our therapeutic programs. Our cash and investment balances are held in a variety of interest-bearing instruments, including U.S. government-sponsored entity debt securities, corporate debt securities, commercial paper securities and money market funds. Cash in excess of immediate requirements is invested in accordance with our investment policy with a view toward capital preservation and liquidity.
In April 2019, we completed an underwritten public offering of our common stock, in which we sold an aggregate of 12.7 million shares of our common stock at a public offering price of $11.50 per share. The net proceeds to us from the sale of shares in this offering, after deducting underwriting discounts and commissions and other estimated offering expenses, were approximately $136.3 million.
In May 2017, we entered into an amended and restated sales agreement with Cowen and Company, LLC, or Cowen, pursuant to which we may offer and sell, in our sole discretion, shares of common stock having an aggregate offering price of up to $75.0 million through Cowen acting as our sales agent, or the ATM Facility. Sales of our common stock, if any, will be made at market prices by any method that is deemed to be an “at-the-market offering” as defined in Rule 415 under the Securities Act of 1933, as amended. We have not sold any common stock under the ATM Facility. As of June 30, 2019, the full $75.0 million provided for under the ATM Facility remained available for sale, subject to certain conditions as specified in the agreement.
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

Cash Flows
Operating activities
Net cash used in operating activities was $84.7 million for the six months ended June 30, 2019 primarily reflecting our net loss of $72.6 million, a decrease in deferred revenues of $10.8 million, an increase in accounts receivable of $7.4 million and an increase in prepaid expenses and other assets of $5.4 million, partially offset by stock-based compensation of $9.4 million.
Net cash provided by operating activities of $104.3 million for the six months ended June 30, 2018 primarily reflected the increase in deferred revenue due to the $150.0 million upfront license payment from Kite, partially offset by the net loss for the period as well as an increase in prepaid expenses and increased business activities.
Investing activities
Net cash used in investing activities for the six months ended June 30, 2019 and 2018, was $27.2 million and $323.7 million, respectively. The decrease in net cash used in the six months ended June 30, 2019, compared to the same period in 2018, was due primarily to a net decrease in purchases and maturities of marketable securities.
Financing activities
Net cash provided by financing activities for the six months ended June 30, 2019 was $140.1 million primarily related to our April 2019 underwritten public offering of our common stock, which generated net proceeds of approximately $136.3 million, with the remainder primarily related to the $4.1 million from the issuance of common stock upon exercise of stock options.
Net cash provided by financing activities for the six months ended June 30, 2018 was $229.0 million primarily related to our April 2018 underwritten public offering of our common stock, which generated net proceeds of approximately $215.8 million, with the remainder primarily related to the $13.3 million from the issuance of common stock upon exercise of stock options.
Operating Capital and Capital Expenditure Requirements
We anticipate continuing to incur operating losses for at least the next several years. While we expect our rate of cash usage to increase in the future, in particular to support our product development endeavors, we believe that the available cash resources, as well as funds received from corporate collaborators, strategic partners and research grants will enable us to maintain our currently planned operations through at least the next twelve months from the date the financial statements are issued. Future capital requirements will be substantial and if our capital resources are insufficient to meet future capital requirements, we will need to raise additional capital to fund our operations through equity or debt financing. We regularly consider fund raising opportunities and may decide, from time to time, to raise capital based on various factors, including market conditions and our plans of operation. Additional capital may not be available on terms acceptable to us, or at all. If adequate funds are not available, or if the terms of potential funding sources are unfavorable, our business and our ability to advance our product candidate pipeline would be harmed. Furthermore, any sales of additional equity securities, including any sales under our ATM Facility, may result in dilution to our stockholders, and any debt financing may include covenants that restrict our business.
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
Contractual Obligations and Commercial Commitments
Our future minimum contractual commitments were reported in our 2018 Annual Report and there have been no material changes outside the ordinary course of business in the previously disclosed contractual commitments during the six months ended

June 30, 2019. See Note 1 to our condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q for a discussion of the Option Agreement with Brammer Bio MA, which may increase our contractual commitments in the future.

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
The securities in our investment portfolio are not leveraged, are classified as available-for-sale and are, due to their short-term nature, subject to minimal interest rate risk. Our investments currently consist of U.S. government-sponsored entity debt securities, corporate debt securities, commercial paper securities and money market funds. Our investment policy, approved by our Board of Directors, limits the amount we may invest in any one type of investment issuer, thereby reducing credit risk concentrations. All investments have a fixed interest rate and are carried at market value, which approximates cost. We do not use derivative financial instruments in our investment portfolio. We do not believe that a change in interest rates would have a material negative impact on the value of our investment portfolio. Our market risks at June 30, 2019 have not changed materially from those discussed in Item 7A of our 2018 Annual Report.

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
Under the supervision of our principal executive officer and principal financial officer, we evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of June 30, 2019. Based on that evaluation, as of June 30, 2019, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level.
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
Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting that occurred during the three months ended June 30, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
We do not have any products that have gained regulatory approval, and we are therefore substantially dependent on the results of clinical trials of our lead therapeutic programs. Our failure to enroll sufficient patients to conduct these clinical trials, demonstrate safety or obtain positive clinical trial results, or our inability to meet the expected timeline of these clinical trials or release of data for these programs, would have a material adverse effect on our business operations and financial conditions, which may cause a significant decline in our stock price.
Our ability to conduct and complete clinical trials successfully and on a timely basis for these programs is subject to a number of additional risks, including but are not limited to the following:

•	disagreement with the design or implementation of our clinical trials;

•	the ability to identify and recruit sufficient number of acceptable patients to complete enrollment of trials;

•	failure to demonstrate that a product candidate is safe and effective for its proposed indication;

•	the occurrence of unexpected adverse events or toxicity;

•	disagreement with the U.S. Food and Drug Administration, or FDA, or foreign regulatory authorities, on the interpretation of data from preclinical studies or our clinical trial results;

•	failure of clinical trials to meet the level of statistical significance required for approval;

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
We have ongoing Phase 1/2 clinical trials evaluating product candidates for the treatment of hemophilia A (SB-525), hemophilia B (SB-FIX), MPS I (SB-318), MPS II (SB-913), and beta thalassemia (ST-400). We have initiated clinical sites in a Phase 1/2 clinical trial of ST-920, an investigational gene therapy product candidate for Fabry disease, and we expect to treat the first subject by year end 2019. We also plan to initiate a Phase 1/2 clinical trial of TxCell’s first CAR-Treg (which is a regulatory T-cell, or Treg, genetically modified with a chimeric antigen receptor, or CAR) investigational product candidate for solid organ transplant, or TX-200, in 2019.
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
In addition, we have not yet reached agreement with regulatory authorities on the development pathway for our product candidates. As a result, we have not yet determined what endpoints would support approval for certain of our programs. Due to the novelty of certain programs, such as SB-913 and SB-318, the endpoints needed to support regulatory approvals may be different than originally anticipated. For example, in order to support regulatory approval for SB-913 and SB-318, we may be required to detect certain levels of enzymes in patients. In this regard, in September 2018, we announced preliminary safety and efficacy data from the Phase 1/2 clinical trial evaluating SB-913, or the CHAMPIONS study. In cohort 2 of the CHAMPIONS study, at 16 weeks post-dosing, mean reductions were observed in total urinary glycosaminoglycans, or GAGs (which is a key biomarker of MPS II disease pathophysiology), dermatan sulfate, and heparan sulfate of 51%, 32%, and 61%, respectively. Due to the sensitivity of the assay we used to measure plasma iduronate-2-sulfatase, or IDS, enzyme levels, we were unable to detect IDS in any of the patients over the 16 weeks following treatment with SB-913. In February 2019, we announced interim results of the CHAMPIONS Study. A newly developed sensitive quantitative assay (lower limit of quantification of 0.78 nmol/hour/mL) was used to measure plasma IDS activity for these interim results. Small increases in IDS enzyme activity compared to baseline were recorded in the two patients receiving the mid-dose and in one patient receiving the high-dose. At 24 weeks post-dosing, these measurements remained within the expected range for baseline values (less than 10 nmol/hour/mL, as compared to the normal range, which is estimated at greater than 82 nmol/hour/mL). While the newly developed, more sensitive assay was able to detect IDS at lower levels, there can be no guarantee that we will be able to continue to be able to detect IDS in patients or otherwise show direct evidence of efficacy or gene editing. Moreover, these interim results cast doubt with regard to whether there will be evidence of a clinical benefit, and it is possible that we may never see a clinical benefit to patients treated with SB-913. This may delay or preclude continued development and/or any regulatory approvals for SB-913. In April 2019, we provided an update on the SB-318, SB-913 and SB-FIX trials, announcing that no additional patients are expected to be treated with first-generation ZFNs given that clinical benefit has not been demonstrated in analyses conducted to date in the ongoing clinical trials and the expected near-term clinical development of second-generation ZFNs. We are planning a new clinical trial to evaluate second-generation ZFNs and other potential modifications to enhance the in vivo delivery of the ZFNs for SB-913 to treat MPS II, which is planned to begin by year end 2020. While we expect to use data from this study to make a Phase III decision for the SB-913 program in 2020 and to define the next steps for the SB-318 and SB-FIX programs, there can be no assurance that we will be able to effectively deliver second-generation ZFNs to produce a clinical benefit to patients treated with SB-913, SB-318 and SB-FIX or any of our other product candidates.
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
Success in preclinical studies or early clinical trials may not be indicative of results obtained in later trials. Likewise, preliminary, initial or interim data from clinical trials should be considered carefully and with caution since the final data may be materially different from the preliminary, initial or interim data, particularly as more patient data become available.
Results from preclinical studies or previous clinical trials are not necessarily predictive of future clinical trial results, and interim results of a clinical trial are not necessarily indicative of final results. Our product candidates may fail to show the desired safety and efficacy in clinical development despite demonstrating positive results in preclinical studies or having successfully advanced through initial clinical trials or preliminary stages of clinical trials. From time to time, we have and may in the future publish or report preliminary, initial or interim data from our clinical trials, such as the preliminary, initial and interim data we have announced from the CHAMPIONS Study (SB-913), the Alta Study (SB-525), the EMPOWERS Study (SB-318) and the THALES Study (SB-400, which involved very early data from the first dosed patient). Preliminary, initial or interim data from our clinical trials and those of our partners may not be indicative of the final results of the trial and are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and/or more patient data become available. In this regard, such data may show initial evidence of clinical benefit but as patients continue to be followed and more patient data becomes available, there is a risk that any therapeutic effects will not be durable in patients and/or will decrease over time or cease entirely. Preliminary, initial or interim data also remain subject to audit and verification procedures that may result in the final data being materially different from such preliminary, initial or interim data. As a result, preliminary, initial or interim data should be considered carefully and with caution until the final data are available.
We have ongoing Phase 1/2 clinical trials evaluating product candidates for the treatment of hemophilia A (SB-525), hemophilia B (SB-FIX), MPS I (SB-318), MPS II (SB-913), and beta thalassemia (ST-400), and there is no guarantee that we can achieve positive final safety and efficacy results in our Phase 1/2 clinical trials for these product candidates. Moreover, the interim results recently announced for SB-913 and SB318 cast doubt with regard to whether there will be evidence of a clinical benefit of either product candidate. In April 2019, we provided an update on the SB-318, SB-913 and SB-FIX trials, announcing that no additional patients are expected to be treated with first-generation ZFNs given that clinical benefit has not been demonstrated in analyses conducted to date in the ongoing clinical trials and the expected near-term clinical development of second-generation ZFNs. We are planning a new clinical trial to evaluate second-generation ZFNs and other potential modifications to enhance the in vivo delivery of the ZFNs for SB-913 to treat MPS II, which is planned to begin by year end 2020. While we expect to use data from this study to make a Phase III decision for the SB-913 program in 2020 and to define the next steps for the SB-318 and SB-FIX programs, there can be no assurance that we will be able to effectively deliver second-generation ZFNs to produce a clinical benefit to patients treated with SB-913, SB-318 and SB-FIX or any of our other product candidates. Furthermore, these programs (other than TX-200 that we acquired through the acquisition of TxCell, or the TxCell Acquisition) are novel in-vivo gene therapy or genome editing therapies that utilize adeno-associated viral, or AAV, vector to deliver therapeutic levels of zinc finger nuclease, or ZFN, into the patient’s blood stream. The AAV delivery system has not been validated in human clinical trials previously, and if such delivery system does not meet the safety criteria or cannot produce the desirable efficacy results we expect, we may be forced to suspend or terminate the affected program.
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

•	must meet requirements for IRB oversight;

•	must follow IBC and NIH guidelines where applicable;

•	must meet requirements for informed consent;

•	are subject to continuing FDA or similar foreign government oversight;

•	may require oversight by a Data Monitoring Committee, or DMC;

•	may require large numbers of test subjects; and

•
may be suspended by a commercial partner, the FDA, applicable foreign regulatory authorities or us at any time if it is believed that the subjects participating in these trials are being exposed to unacceptable health risks or if the FDA or applicable foreign regulatory authorities find deficiencies in our INDs or their foreign equivalents or the conduct of these trials.

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
Part of our business strategy is to expand our product candidate pipeline by identifying and validating new product candidates, which we may develop ourselves, in-license or otherwise acquire from others. For example, through the TxCell Acquisition, we acquired the rights, among others, to TxCell’s first CAR-Treg product candidate, TX-200, and its CAR‑Treg technology and know-how. In this regard, we intend to use our ZFN gene editing technology to potentially develop next-generation autologous and allogeneic CAR-Treg cell therapies for use in treating autoimmune diseases, and expect that the TxCell Acquisition will accelerate our entry into the clinic with a CAR-Treg therapy. However, we are new to the field of immunology and to the use of CARs with Tregs, and we may not be successful at developing a CAR-Treg therapy that can be used in patients. Moreover, we may not achieve the expected accelerated development timeline. If we are unable to successfully develop and obtain regulatory approval for TX-200 or other CAR-Treg therapies and effectively commercialize them, or if we are unable to achieve the expected accelerated development timeline, we may not realize the anticipated benefits from the TxCell Acquisition, resulting in possible impairments or other charges or losses which may materially and adversely affect our results of operations and financial condition.
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
In April 2019, we provided an update on the SB-318, SB-913 and SB-FIX trials, announcing that no additional patients are expected to be treated with first-generation ZFNs given that clinical benefit has not been demonstrated in analyses conducted to date in the ongoing clinical trials and the expected near-term clinical development of second-generation ZFNs. We are planning a new clinical trial to evaluate second-generation ZFNs and other potential modifications to enhance the in vivo delivery of the ZFNs for SB-913 to treat MPS II, which is planned to begin by year end 2020. While we expect to use data from this study to make a Phase III decision for the SB-913 program in 2020 and to define the next steps for the SB-318 and SB-FIX programs, there can be no assurance that we will be able to effectively deliver second-generation ZFNs to produce a clinical benefit to patients treated with SB-913, SB-318 and SB-FIX or any of our other product candidates.
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
Identifying and qualifying patients to participate in clinical trials of our product candidates is critical to our success. The timing of our clinical trials depends on our ability to recruit patients to participate as well as completion of required follow-up periods. For example, hemophilia trials often take longer to enroll due to the availability of existing treatments. We infused the first patient in the Phase 1/2 clinical trial evaluating ST-400 for the treatment of beta thalassemia in the first quarter of 2019. Moreover, we had recently begun to enroll patients into the Phase 1/2 clinical trials evaluating SB-FIX for the treatment of hemophilia B, SB-318 for the treatment of MPS I and SB-913 for MPS II, none of which are enrolling additional patients due to our decision to plan a new clinical trial to evaluate second-generation ZFNs and other potential modifications to enhance the in vivo delivery of the ZFNs for SB-913 to treat MPS II, which we expect to begin by year end 2020. If we are not able to enroll the necessary number of patients in a timely manner, we may not be able to complete these clinical trials. We may face similar challenges or delays in our other or potential future clinical trials. If patients are unwilling to participate in our gene therapy studies because of negative publicity from adverse events related to the biotechnology or gene therapy fields, competitive clinical trials for similar patient populations or for other reasons, the timeline for recruiting patients, conducting studies and obtaining regulatory approval of our product candidates may be delayed. These delays could result in increased costs, delays in advancing our product candidates, delays in testing the effectiveness of our product candidates or termination of the clinical trials altogether.
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
Regenerative Medicine Advanced Therapy, or RMAT, designation, may not lead to a faster development or regulatory review or approval process and it does not increase the likelihood that SB-525 will receive marketing approval.
We have received Regenerative Medicine Advanced Therapy, or RMAT, designation for SB-525 to treat severe hemophilia A. RMAT designation is intended to expedite review of a cell therapy, therapeutic tissue engineering product, human cell and tissue product, or any combination product using such therapies or products, intended to treat, modify, reverse, or cure a serious or life-threatening disease or condition and for which preliminary clinical evidence indicates the potential to address unmet medical needs for such a disease or condition. RMAT designation provides potential benefits that include more frequent meetings with the FDA to discuss the development plan for the product candidate, and eligibility for rolling review and priority review of the related BLA. Products granted RMAT designation may also be eligible for accelerated approval on the basis of a surrogate or intermediate endpoint reasonably likely to predict long-term clinical benefit, or reliance upon data obtained from a meaningful number of sites, including through expansion to additional sites. There is no assurance that we will be able to obtain additional RMAT designations for any of our other product candidates. RMAT designation does not change the FDA’s standards for product approval, and there is no assurance that such designation will result in expedited review or approval or that the approved indication will not be narrower than the indication covered by the designation. Additionally, RMAT designation can be revoked if the criteria for eligibility cease to be met as clinical data emerges.
Commercialization of our technologies will depend, in part, on strategic partnering with other companies. If we are not able to find partners in the future or if our partners do not diligently pursue product development efforts, we may not be able to develop our technologies or product candidates, which could slow our growth and decrease the value of our stock.
We expect to rely, to some extent, on our strategic partners to provide funding in support of our research and to perform independent research and preclinical and clinical testing. Our technology is broad-based, and we do not currently possess the resources necessary to fully develop and commercialize potential products that may result from our technologies or the resources or capabilities to complete the lengthy marketing approval processes that may be required for the products. Therefore, we plan to rely on strategic partnerships to help us develop and commercialize our products. We have entered into collaborative agreements to provide funding and assistance in the development of certain product candidates through the clinical trial process. For example, we have an agreement with Kite for potential engineered cell therapies for cancer, two separate agreements with Pfizer, one for SB-525 for hemophilia A, and another for amyotrophic lateral sclerosis and frontotemporal lobar degeneration linked to mutations of the C9ORF72 gene, and an agreement with Sanofi for our beta thalassemia and sickle cell disease product candidates.
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
In order to regulate or modify a gene in a cell, the zinc finger protein, or ZFP, must be efficiently delivered to the cell. We have licensed certain gene transfer technologies for our ZFP in research including AAV and mRNA technology. We are evaluating these systems and other technologies that may need to be used in the delivery of ZFP into cells for in vitro and in vivo applications. However, we may not be able to license the gene transfer technologies required to develop and commercialize our product candidates. We have not developed our own gene transfer technologies, and we rely on our ability to enter into license agreements to provide us with rights to the necessary gene transfer technology. Our approach has been to license appropriate technology as required. The inability to obtain a license to use gene transfer technologies with entities that own such technology on reasonable commercial terms, if at all, could delay or prevent the preclinical evaluation, drug development collaborations, clinical testing, and/or commercialization of our therapeutic product candidates.
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
Effective delivery of ZFNs and ZFP TFs into the appropriate target cells and tissues is critical to the success of the therapeutic applications of our ZFP technology. In order to have a meaningful therapeutic effect, product candidates using ZFNs or ZFP TFs must be delivered to sufficient numbers of cells in the targeted tissue. The ZFN or ZFP TF must be present in that tissue for sufficient time to effect either modification of a therapeutically relevant gene or regulation of its expression. In our current clinical and preclinical programs, we administer these product candidates as a nucleic acid that encodes the ZFN or ZFP TF. We use different formulations to deliver the ZFN or ZFP TF depending on the required duration of expression, the targeted tissue and the indication that we intend to treat, including our proprietary AAV delivery system. However, there can be no assurances that we will be able to effectively deliver our ZFNs and ZFP TFs to produce a clinical benefit.
In February 2019, we announced our development of second generation, potentially more potent ZFN constructs designed to increase editing efficiency. In vitro data of these second-generation ZFNs were reviewed by the FDA. The in vitro data showed three potential advantages for use in the clinic: (1) a five to thirty-fold improvement in efficiency and potency due to structural changes; (2) the ability to function equally well in the patients who have a single nucleotide polymorphism in the target locus in the albumin gene (approximately 20% of the population); and (3) improvements in specificity. The second-generation

ZFNs are being manufactured and we are planning a new clinical trial to evaluate second-generation ZFNs for SB-913 to treat MPS II, which is planned to begin by year end 2020; however, there can be no assurances that we will be able to effectively deliver this second-generation ZFN to produce a clinical benefit to patients treated with SB-913, SB-318 and SB-FIX or any of our other product candidates. Additional data from our in vivo genome editing programs will be assessed before potential integration plans for the second-generation ZFNs are finalized.
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

•
the availability of coverage and adequate reimbursement and the willingness of patients to pay out-of-pocket in the absence of coverage or inadequacy of reimbursement by third-party payors and government authorities;

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
Some of the provisions of the Affordable Care Act have yet to be fully implemented, and there have been legal and political challenges to certain aspects of the Affordable Care Act. Since January 2017, there have been two signed executive orders and other directives designed to delay, circumvent, or loosen certain requirements mandated by the Affordable Care Act.

Concurrently, Congress has considered legislation that would repeal, or repeal and replace, all or part of the Affordable Care Act. While Congress has not passed repeal legislation, two bills affecting the implementation of certain taxes under the Affordable Care Act have been signed into law. The Tax Cuts and Jobs Act of 2017 includes a provision that repealed, effective January 1, 2019, the tax-based shared responsibility payment imposed by the Affordable Care Act on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate.” Additionally, on January 22, 2018, there was a signed continuing resolution on appropriations for fiscal year 2018 that delayed the implementation of certain Affordable Care Act-mandated fees. Further, the Bipartisan Budget Act of 2018, among other things, amended the Affordable Care Act, effective January 1, 2019, to close the coverage gap in most Medicare drug plans, commonly referred to as the “donut hole.” More recently, in December 2018, the Centers for Medicare & Medicaid Services, or CMS, published a final rule permitting further collections and payments to and from certain Affordable Care Act qualified health plans and health insurance issuers under the Affordable Care Act risk adjustment program in response to the outcome of federal district court litigation regarding the method CMS uses to determine this risk adjustment. On December 14, 2018, a Texas U.S. District Court Judge ruled that the Affordable Care Act is unconstitutional in its entirety because the “individual mandate” was repealed by the U.S. Congress as part of the Tax Cuts and Jobs Act of 2017 Act. While the Texas U.S. District Court Judge, as well as the current administration and CMS, have stated that the ruling will have no immediate effect pending appeal of the decision, it is unclear how this decision, subsequent appeals, and other efforts to repeal and replace the Affordable Care Act will impact the Affordable Care Act.
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
Also, there has been heightened governmental scrutiny recently over pharmaceutical pricing practices in light of the rising cost of prescription drugs and biologics. Such scrutiny has resulted in several recent Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for pharmaceutical products, some of which are included in the current administration’s budget proposal for fiscal year 2019. Additionally, the current administration released a “Blueprint” to lower drug prices and reduce out of pocket costs of drugs that contains additional proposals to increase manufacturer competition, increase the negotiating power of certain federal healthcare programs, incentivize manufacturers to lower the list price of their products and reduce the out of pocket costs of drug products paid by consumers. The U.S. Department of Health and Human Services, or the HHS, has begun the process of soliciting feedback on some of these measures and, at the same time, is immediately implementing others under its existing authority. Although a number of these, and other potential, proposed measures will require additional authorization to become effective. Congress and the executive branch have each indicated that it will continue to seek new legislative and/or administrative measures to control drug costs. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, have been designed to encourage importation from other countries and bulk purchasing.
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
Healthcare providers, physicians and third-party payors will play a primary role in the recommendation and prescription of any product candidates for which we obtain regulatory approval. Our current and future arrangements with healthcare providers, third-party payors and customers may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we would market, sell and distribute our products. As a biotechnology company, even though we will not control referrals of healthcare services or bill directly to Medicare, Medicaid or other third-party payors, federal and state healthcare laws and regulations pertaining to fraud and abuse and patients’ rights are and will be applicable to our business. Restrictions under applicable federal and state healthcare laws and regulations that may affect our ability to operate include the following:

•
the federal healthcare Anti-Kickback Statute prohibits, among other things, persons from knowingly and willfully soliciting, offering, receiving or providing remuneration, directly or indirectly, overtly or covertly, in cash or in kind, to induce or reward, or in return for, either the referral of an individual for, or the purchase, order or recommendation of, any good or service, for which payment may be made under a federal healthcare program such as Medicare and Medicaid;

•
federal civil and criminal false claims laws and civil monetary penalty laws, including the federal False Claims Act, which can be enforced through civil whistleblower or qui tam actions, prohibits, among other things, individuals or entities from knowingly presenting, or causing to be presented, to the federal government, including the Medicare and Medicaid programs, claims for payment or approval that are false or fraudulent or making a false statement to avoid, decrease or conceal an obligation to pay money to the federal government;

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
In addition, the provision of benefits or advantages to physicians to induce or encourage the prescription, recommendation, endorsement, purchase, supply, order or use of medicinal products is also prohibited in the European Union. The provision of benefits or advantages to physicians is governed by the national anti-bribery laws of European Union Member States, such as the UK Bribery Act. Infringement of these laws could result in substantial fines and imprisonment. Moreover, payments made to physicians in certain European Union Member States must be publicly disclosed. Agreements with physicians often must also be the subject of prior notification and approval by the physician’s employer, his or her competent professional organization and/or the regulatory authorities of the individual European Union Member States. These requirements are provided in the national laws, industry codes or professional codes of conduct, applicable in the European Union Member States. Failure to comply with these requirements could result in reputational risk, public reprimands, administrative penalties, fines or imprisonment.

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
We expect to utilize both contract manufacturing organizations, or CMOs, and our own facility to meet our projected needs for clinical supply. We intend to expand our manufacturing capacity by designing and building a manufacturing facility that we plan to initially use to support our clinical supply needs. To meet these objectives we will need to transition manufacturing processes and know-how of our product candidates to our own facility. Transferring manufacturing processes and know-how is complex and involves review and incorporation of both documented and undocumented processes that may have evolved over time. In addition, transferring production to different facilities may require utilization of new or different processes to meet the specific requirements of a given facility. Additional studies may also need to be conducted to support the transfer of certain manufacturing processes and process improvements. We cannot be certain that all relevant know-how and data has been adequately incorporated into the manufacturing process until the completion of studies (and the related evaluations) intended to demonstrate the comparability of material previously produced with that generated by our CMOs. Although some of our employees have experience in the manufacturing of pharmaceutical products from prior employment at other companies, we, as a company, have no prior experience in pharmaceutical product manufacturing, and operating this facility will require us to comply with complex regulations and to continue to hire and retain experienced scientific, quality control, quality assurance and manufacturing personnel. Designing and building a manufacturing facility has been and will continue to be time-consuming and expensive, and we may experience delays or cost overruns. In addition, government approvals will be required for us to operate a manufacturing facility and can be time-consuming to obtain. As a manufacturer of pharmaceutical products, we also will be required to demonstrate and maintain cGMP compliance. These requirements include, among other things, quality control, quality assurance and the maintenance of records and documentation. Furthermore, establishing manufacturing operations will require a reallocation of other resources, particularly the time and attention of our senior management. Even if we are able to establish our own manufacturing capabilities, we could encounter challenges in operating the manufacturing facility in compliance with cGMP, regulatory or other applicable requirements, resulting in potential negative consequences, including regulatory actions, which could undermine our ability to utilize this facility for our own manufacturing needs. Any failure or delay in the development of our manufacturing capabilities could adversely impact the development of our product candidates.
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
In addition, adverse developments in clinical trials of gene therapy or cell therapy products conducted by others may cause the FDA or other oversight bodies to change the requirements for approval of our product candidates. The FDA and EMA have only very recent and limited experience in the approval of in vivo gene therapy products. As a result, it is difficult to determine how long it will take or how much it will cost to obtain regulatory approvals for our product candidates.
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
We have generated operating losses since we began operations in 1995. Our net losses for the years ended December 31, 2018, 2017 and 2016 were $68.9 million, $54.6 million and $71.7 million, respectively. The extent of our future losses and the timing of profitability are uncertain, and we expect to incur losses for the foreseeable future. We have been engaged in developing our ZFP technology since inception, which has and will continue to require significant research and development expenditures. To date, we have generated our funding from issuance of equity securities, revenues derived from collaboration agreements, other strategic partnerships in non-therapeutic applications of our technology, federal government research grants and grants awarded by research foundations. As of June 30, 2019 we had an accumulated deficit of $634.2 million. Since our initial public offering in 2000, we have generated an aggregate of approximately $794.2 million in gross proceeds from the sale of our equity securities. We expect to continue to incur additional operating losses for the next several years as we continue to advance our product candidates. If the time required to generate significant product revenues and achieve profitability is longer than we currently anticipate or if we are unable to generate liquidity through equity financing or other sources of funding, we may be forced to curtail or suspend our operations.

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
The U.S. government enacted comprehensive tax legislation in 2017 that included significant changes to the taxation of business entities. These changes included, among others, (i) a permanent reduction to the corporate income tax rate from a top marginal rate of 35% to a flat rate of 21%, (ii) a partial limitation on the deductibility of business interest expense and net operating loss carryforwards, (iii) a shift of the U.S. taxation of multinational corporations from a tax on worldwide income to a territorial system (along with certain rules designed to prevent erosion of the U.S. income tax base) and (iv) a one-time tax on accumulated offshore earnings held in cash and illiquid assets, with the latter taxed at a lower rate. Further, the comprehensive tax legislation, among other things, reduced the orphan drug tax credit from 50% to 25% of qualifying expenditures. When and if we become profitable, this reduction in tax credits may result in an increased federal income tax burden on our orphan drug programs as it may cause us to pay federal income taxes earlier under the revised tax law than under the prior law and, despite being partially off-set by a reduction in the corporate tax rate as described above, may increase our total federal tax liability attributable to such programs.
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
The degree of future protection for our proprietary rights is uncertain, and we cannot ensure that:

•	we or our licensors were the first to make the inventions covered by each of our pending patent applications;

•	we or our licensors were the first to file patent applications for these inventions;

•	the patents of others will not have an adverse effect on our ability to do business;

•	others will not independently develop similar or alternative technologies or reverse engineer any of our products, processes or technologies;

•	any of our pending patent applications will result in issued patents;

•	any patents issued or licensed to us, our collaborators or strategic partners will provide a basis for commercially viable products or will provide us with any competitive advantages;

•	any patents issued or licensed to us will not be challenged and invalidated by third parties; or

•	we will develop additional products, processes or technologies that are patentable.

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
Presently, we believe we have rights to the intellectual property, through licenses from third parties and under patents that we own, to develop our gene and cell therapy product candidates. Because our programs may involve additional product candidates, such as TX-200 and potential future CAR-Treg therapies that may require the use of proprietary rights held by third parties, the growth of our business will likely depend in part on our ability to acquire, in-license or use these proprietary rights. In addition, our product candidates may require specific formulations to work effectively and efficiently and these rights may be held by others. We may be unable to acquire or in-license any compositions, methods of use, processes or other third-party intellectual property rights from third parties that we identify on commercially reasonable terms, if at all. The licensing and acquisition of third-party intellectual property rights is a competitive area, and a number of more established companies are also pursuing strategies to license or acquire third-party intellectual property rights that we may consider attractive. These established companies may have a competitive advantage over us due to their size, cash resources and greater clinical development and commercialization capabilities.
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
Significant disruptions of our, our third-party vendors’ and/or business partners’ information technology systems or other similar data security incidents could adversely affect our business operations and/or result in the loss, misappropriation, and/or unauthorized access, use or disclosure of, or the prevention of access to, sensitive information, which could result in financial, legal, regulatory, business and reputational harm to us. For example, in April 2018, we announced a data security incident involving the compromise of a then senior executive’s company email account. Upon learning of the incident on March 28, 2018, external network security experts were promptly engaged, and the incident response team worked diligently to investigate the incident. We also promptly notified federal law enforcement of the incident. The investigation concluded that the incident was limited to the compromise of the then senior executive’s company email account for approximately 11 weeks. The investigation did not reveal any evidence that our network or other information technology systems were otherwise compromised in connection with the incident or that the incident resulted in the disclosure of or access to personal information about patients or other individuals besides the holder of the company email account that was affected. However, proprietary, confidential and other sensitive information of ours and that of other entities was accessed and may have been compromised as a result of the incident. Unforeseen developments related to this incident could occur, which could have a further adverse impact on us. We do not maintain cyber liability insurance and will therefore have no coverage for any losses resulting from this data security incident. Any litigation or regulatory review arising from this incident could result in significant legal exposure to us. In addition, information technology system disruptions, whether from attacks on our technology environment or from computer viruses, natural disasters, terrorism, war and telecommunication and electrical failures, could result in a material disruption of our development programs and our business operations. For example, the loss of clinical trial data from completed or future clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data.
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

•
the risk that our relative lack of historical experience in CAR-Treg development and developing product candidates and technology for immunological diseases will not allow us to advance the development of CAR‑Treg therapies, including TX-200, on the timeframes we expect, or at all;

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
The expected withdrawal of the United Kingdom from the European Union, commonly referred to as “Brexit,” may adversely impact our ability to obtain regulatory approvals of our product candidates in the European Union and may require us to incur additional expenses in order to develop, manufacture and commercialize our product candidates in the European Union.
In June 2016, UK voters approved a referendum to withdraw from the European Union, commonly referred to as “Brexit.” Pursuant to Article 50 of the Treaty on European Union, the United Kingdom will cease to be a European Union Member State either on the effective date of a withdrawal agreement (which requires UK parliamentary approval) or, failing that, two years following the United Kingdom’s notification of its intention to leave the European Union, unless extended. Although the United Kingdom formally notified the European Council of its intention to leave the European Union in March 2017,several extensions have been granted (most recently until October 31, 2019). Given that no formal withdrawal agreements have been agreed and there have been several extensions granted, the United Kingdom has yet to formally leave the European Union, and it is uncertain as to when it will occur, if ever.
Brexit could adversely affect European or worldwide political, regulatory, economic or market conditions and could contribute to instability in global political institutions, regulatory agencies and financial markets. If any of these outcomes occur, we may be forced to restrict or delay efforts to seek regulatory approval in the United Kingdom or the European Union for our product candidates, or incur significant additional expenses to operate our business, which could significantly and materially harm or delay our ability to generate revenues or achieve profitability of our business. Because a significant proportion of the regulatory framework in the United Kingdom applicable to our business and our product candidates is derived from European Union directives and regulations, Brexit could materially impact the regulatory regime with respect to the development, manufacture, importation, approval and commercialization of our product candidates in the United Kingdom or the European Union. In the near term, there is a risk of disrupted import and export processes due to a lack of administrative processing capacity by the respective UK and European Union customs agencies that may delay time-sensitive shipments and may negatively impact our product supply chain. Any further changes in international trade, tariff and import/export regulations as a result of Brexit or otherwise may impose unexpected duty costs or other non-tariff barriers on us. It is also possible that Brexit may negatively affect our ability to attract and retain employees, particularly those from the European Union.
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

31.1		Rule 13a — 14(a) Certification of Principal Executive Officer.

31.2		Rule 13a — 14(a) Certification of Principal Financial Officer.

32.1	*	Certifications Pursuant to 18 U.S.C. Section 1350.

101.INS		XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH		XBRL Taxonomy Extension Schema Document

101.CAL		XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF		XBRL Taxonomy Extension Definition Linkbase Document

101.LAB		XBRL Taxonomy Extension Label Linkbase Document

101.PRE		XBRL Taxonomy Extension Presentation Linkbase Document

104		The cover page from Sangamo’s Quarterly Report on Form 10-Q for the three months ended June 30, 2019, formatted in Inline XBRL.
_____________________________

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
Dated: August 7, 2019

SANGAMO THERAPEUTICS, INC.

/s/ ALEXANDER D. MACRAE
Alexander D. Macrae
President and Chief Executive Officer
(Principal Executive Officer)

/s/ PRATHYUSHA DURAIBABU
Prathyusha Duraibabu
Vice President, Finance
(Principal Accounting Officer)