Form 10-Q
period 2019-09-30
SANGAMO THERAPEUTICS, INC
filed 2019-11-06
CIK 1001233

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________
FORM 10-Q
________________________________________________
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐     No   ☒
As of November 1, 2019, 115,937,618 shares of the issuer’s common stock, par value $0.01 per share, were outstanding.

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

•	the benefits of the acquisition of Sangamo Therapeutics France S.A.S. (formerly known as TxCell S.A.);

•	our ability to establish and maintain collaborative, licensing and other similar arrangements;

•	anticipated revenues from existing and new collaborations and the timing thereof;

•	our research and development and other expenses;

•	our ability to obtain adequate preclinical and clinical supplies of our product candidates from current and potential new suppliers and manufacturers;

•	the ability of Sangamo and our collaborators or strategic partners to obtain and maintain regulatory approvals for product candidates using our ZFP technology platform;

•	our ability to comply with, and the impact of, regulatory requirements, obligations and restrictions on our business;

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

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
SANGAMO THERAPEUTICS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited; in thousands)

	September 30, 2019	December 31, 2018
ASSETS
Current assets:
Cash and cash equivalents	$114,291	$140,418
Restricted cash, current portion	2,000	—
Marketable securities	240,561	259,715
Interest receivable	680	375
Accounts receivable	21,953	4,673
Prepaid expenses and other current assets	4,691	5,340
Total current assets	384,176	410,521
Marketable securities, non-current	52,789	—
Property and equipment, net	26,516	78,723
Intangible assets	51,741	54,243
Goodwill	38,270	40,044
Operating lease right-of-use assets	77,505	—
Other non-current assets	7,725	3,364
Non-current restricted cash	1,500	3,500
Total assets	$640,222	$590,395
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$21,965	$21,457
Accrued compensation and employee benefits	11,024	9,490
Deferred revenues	47,561	47,564
Total current liabilities	80,550	78,511
Deferred revenues, non-current	87,798	108,273
Long-term portion of lease liabilities	40,609	27,689
Deferred income tax	6,395	6,705
Other non-current liabilities	5,542	1,960
Total liabilities	220,894	223,138
Commitments and contingencies
Stockholders' equity:
Common stock	1,158	1,022
Additional paid-in capital	1,084,372	929,632
Accumulated deficit	(661,540)	(562,696)
Accumulated other comprehensive loss	(4,901)	(1,440)
Total Sangamo Therapeutics, Inc. stockholders' equity	419,089	366,518
Non-controlling interest	239	739
Total stockholders' equity	419,328	367,257
Total liabilities and stockholders' equity	$640,222	$590,395
See accompanying Notes to Condensed Consolidated Financial Statements.

SANGAMO THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited; in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenues	$21,958	$23,562	$47,577	$57,615
Operating expenses:
Research and development	36,288	28,810	107,593	81,612
General and administrative	14,918	10,993	46,633	32,381
Total operating expenses	51,206	39,803	154,226	113,993
Loss from operations	(29,248)	(16,241)	(106,649)	(56,378)
Interest and other income, net	1,887	3,398	6,729	6,708
Net loss	(27,361)	(12,843)	(99,920)	(49,670)
Net loss attributable to non-controlling interest	(54)	—	(179)	—
Net loss to Sangamo Therapeutics, Inc. stockholders	$(27,307)	$(12,843)	$(99,741)	$(49,670)
Basic and diluted net loss per share attributable to Sangamo Therapeutics, Inc. stockholders	$(0.24)	$(0.13)	$(0.90)	$(0.52)
Shares used in computing basic and diluted net loss per share attributable to Sangamo Therapeutics, Inc. stockholders	115,710	101,725	110,837	95,165
See accompanying Notes to Condensed Consolidated Financial Statements.

SANGAMO THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited; in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net loss	$(27,361)	$(12,843)	$(99,920)	$(49,670)
Foreign currency translation adjustment	(4,077)	—	(4,139)	—
Change in unrealized (loss) gain on available-for-sale securities	(59)	(87)	678	42
Comprehensive loss	(31,497)	(12,930)	(103,381)	(49,628)
Comprehensive loss attributable to non-controlling interest	(54)	—	(179)	—
Comprehensive loss attributable to Sangamo Therapeutics, Inc.	$(31,443)	$(12,930)	$(103,202)	$(49,628)
See accompanying Notes to Condensed Consolidated Financial Statements.

SANGAMO THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited; in thousands)

	Three months ended September 30, 2019
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Non- Controlling Interest	Total Stockholders' Equity
	Shares	Amount
Balances at June 30, 2019	115,603	$1,156	$1,078,976	$(634,233)	$(765)	$614	$445,748
Issuance of common stock upon exercise of stock options and in connection with restricted stock units, net of tax	167	2	702	—	—	—	704
Stock-based compensation	—	—	4,701	—	—	—	4,701
Acquisition of additional shares of Sangamo France	—	—	—	—	—	(321)	(321)
Issuance costs related to Sangamo France Acquisition	—	—	(7)	—	—	—	(7)
Foreign currency translation adjustment	—	—	—	—	(4,077)	—	(4,077)
Net unrealized loss on marketable securities	—	—	—	—	(59)	—	(59)
Net loss	—	—	—	(27,307)	—	(54)	(27,361)
Balances at September 30, 2019	115,770	$1,158	$1,084,372	$(661,540)	$(4,901)	$239	$419,328

	Nine months ended September 30, 2019
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Non- Controlling Interest	Total Stockholders' Equity
	Shares	Amount
Balances at December 31, 2018	102,188	$1,022	$929,632	$(562,696)	$(1,440)	$739	$367,257
Cumulative-effect adjustment of ASC Topic 842 on January 1, 2019	—	—	—	897	—	—	897
Issuance of common stock upon exercise of stock options and in connection with restricted stock units, net of tax	800	8	3,355	—	—	—	3,363
Issuance of common stock under employee stock purchase plan	132	1	1,138	—	—	—	1,139
Issuance of common stock under public offering, net of issuance costs	12,650	127	136,181	—	—	—	136,308
Stock-based compensation	—	—	14,091	—	—	—	14,091
Acquisition of additional shares of TxCell	—	—	—	—	—	(321)	(321)
Issuance costs related to TxCell Acquisition	—	—	(25)	—	—	—	(25)
Foreign currency translation adjustment	—	—	—	—	(4,139)	—	(4,139)
Net unrealized gain on marketable securities	—	—	—	—	678	—	678
Net loss	—	—	—	(99,741)	—	(179)	(99,920)
Balances at September 30, 2019	115,770	$1,158	$1,084,372	$(661,540)	$(4,901)	$239	$419,328

See accompanying Notes to Condensed Consolidated Financial Statements.

SANGAMO THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (CONTINUED)
(Unaudited; in thousands)

	Three months ended September 30, 2018
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Non- Controlling Interest	Total Stockholders' Equity
	Shares	Amount
Balances at June 30, 2018	101,624	$1,016	$918,197	$(531,189)	$(157)	$—	$387,867
Issuance of common stock upon exercise of stock options and in connection with restricted stock units, net of tax	216	2	1,157	—	—	—	1,159
Stock-based compensation	—	—	3,810	—	—	—	3,810
Net unrealized loss on marketable securities	—	—	—	—	(87)	—	(87)
Net loss	—	—	—	(12,843)	—	—	(12,843)
Balances at September 30, 2018	101,840	$1,018	$923,164	$(544,032)	$(244)	$—	$379,906

	Nine months ended September 30, 2018
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Non- Controlling Interest	Total Stockholders' Equity
	Shares	Amount
Balances at December 31, 2017	85,598	$856	$682,809	$(495,479)	$(286)	$—	$187,900
Cumulative-effect adjustment of ASC Topic 606 on January 1, 2018	—	—	—	1,117	—	—	1,117
Issuance of common stock upon exercise of stock options and in connection with restricted stock units, net of tax	1,922	18	13,678	—	—	—	13,696
Issuance of common stock under employee stock purchase plan	163	2	688	—	—	—	690
Issuance of common stock under public offering, net of issuance costs	14,157	142	215,615	—	—	—	215,757
Stock-based compensation	—	—	10,374	—	—	—	10,374
Net unrealized gain on marketable securities	—	—	—	—	42	—	42
Net loss	—	—	—	(49,670)	—	—	(49,670)
Balances at September 30, 2018	101,840	$1,018	$923,164	$(544,032)	$(244)	$—	$379,906

See accompanying Notes to Condensed Consolidated Financial Statements.

SANGAMO THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; in thousands)

	Nine Months Ended September 30,
	2019	2018
Operating Activities:
Net loss	$(99,920)	$(49,670)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	2,742	1,668
Amortization of discount on marketable securities	(3,715)	(4,043)
Gain on free shares	(488)	—
Stock-based compensation	14,091	10,374
Net loss on lease termination	218	—
Other	(29)	715
Net changes in operating assets and liabilities:
Interest receivable	(305)	(443)
Accounts receivable	(17,280)	(2,225)
Prepaid expenses and other assets	(4,734)	(1,851)
Operating lease right-of-use assets	3,796	—
Accounts payable and accrued liabilities	(1,753)	789
Accrued compensation and employee benefits	1,608	1,127
Deferred revenues	(20,477)	118,540
Long-term portion of lease liabilities	(920)	—
Other non-current liabilities	3,580	1,730
Net cash (used in) provided by operating activities	(123,586)	76,711
Investing Activities:
Purchases of marketable securities	(321,390)	(451,239)
Maturities of marketable securities	292,147	230,547
Purchases of property and equipment	(13,894)	(15,028)
Purchase of additional Sangamo France shares	(262)	—
Other investment	—	(5,221)
Net cash used in investing activities	(43,399)	(240,941)
Financing Activities:
Proceeds from public offering of common stock, net of issuance costs	136,308	215,757
Taxes paid related to net share settlement of equity awards	(388)	(83)
Proceeds from issuance of common stock	4,890	14,469
Net cash provided by financing activities	140,810	230,143
Effects of changes in foreign exchange rates	48	—
Net (decrease) increase in cash, cash equivalents, and restricted cash	(26,127)	65,913
Cash, cash equivalents, and restricted cash, beginning of period	143,918	53,326
Cash, cash equivalents, and restricted cash, end of period	$117,791	$119,239
Supplemental disclosure of non-cash activities:
Property and equipment included in unpaid liabilities	$4,257	$5,813
Right-of-use assets obtained in exchange for lease obligations	$29,647	$—
See accompanying Notes to Condensed Consolidated Financial Statements.

SANGAMO THERAPEUTICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2019
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
Basis of Presentation
The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019. The Condensed Consolidated Balance Sheet data at December 31, 2018 was derived from the audited consolidated financial statements included in Sangamo’s Annual Report on Form 10-K for the year ended December 31, 2018 (the “2018 Annual Report”) as filed with the SEC on March 1, 2019. The accompanying Condensed Consolidated Financial Statements and related financial information should be read in conjunction with the audited financial statements and footnotes thereto for the year ended December 31, 2018, included in the 2018 Annual Report.
Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. On an ongoing basis, management evaluates its estimates including critical accounting policies or estimates related to revenue recognition, clinical trial accruals, fair value of assets and liabilities, including from acquisitions, and stock-based compensation. Estimates are based on historical experience and on various other market specific and other relevant assumptions that the Company believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from those estimates. In March 2019, the Company recorded an adjustment to revenue related to a change in estimate in connection with the hemophilia A collaboration agreement with Pfizer Inc. (“Pfizer”). This adjustment was a direct result of the increase in project scope during the first quarter of 2019 and the corresponding costs which resulted in a decrease in the measure of proportional performance. This adjustment decreased revenue by $3.0 million, increased net loss by $3.0 million and increased the Company’s basic net loss per share by $0.03 for the nine months ended September 30, 2019.
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
The Company’s investments are subject to a periodic impairment review. The Company recognizes an impairment charge, if material; when a decline in the fair value of its investments below the cost basis is judged to be other-than-temporary. The Company considers various factors in determining whether to recognize an impairment charge, including the length of time and extent to which the fair value has been less than the Company’s cost basis, the financial condition and near-term prospects of the investee and the Company’s intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in the market value. Realized gains and losses on available-for-sale securities are included in other income, net, which are determined using the specific identification method.
Going Concern
Sangamo is currently working on a number of long-term development projects that will involve experimental technology. The projects may require several years and substantial expenditures to complete and ultimately may be unsuccessful. The Company plans to finance operations with available cash resources, collaborations and strategic partnerships funds, research grants and from the issuance of equity or debt securities. Sangamo believes that its available cash, cash equivalents and investments as of September 30, 2019, and expected revenues from collaborations, strategic partnerships and research grants, will be adequate to fund its operations at least through the next twelve months from the date the financial statements are issued. Sangamo will require additional financial resources to complete the development and commercialization of its products including ZFP therapeutic products. Additional capital may not be available on terms acceptable to the Company, or at all. If adequate funds are not available, or if the terms of potential funding sources are unfavorable, the Company’s business and ability to develop its technology and ZFP therapeutic products would be harmed. Furthermore, any sales of additional equity securities may result in dilution to the Company’s stockholders, and any debt financing may include covenants that restrict the Company’s business.
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
Fair Value Measurements
The carrying amounts for financial instruments consisting of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate fair value due to their short maturities. Marketable securities are stated at their estimated fair values. The free share asset/liability is measured using a binomial-lattice pricing model and is reviewed each reporting period and adjusted, as needed and is expected to approximate fair value.
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
The Company’s contract revenues consist of strategic partnering collaboration agreements and research activity grants and licensing. Research and licensing agreements typically include upfront signing or license fees, cost reimbursements, research services, minimum sublicense fees, milestone payments and royalties on future licensee’s product sales. The Company has both fixed and variable consideration. Non-refundable upfront fees and funding of research and development activities are considered fixed, while milestone payments are identified as variable consideration. Sangamo’s research grants are typically multi-year agreements and provide for the reimbursement of qualified expenses for research and development as defined under the terms of the grant agreement. Revenues under research grant agreements are recognized when the related qualified research expenses are incurred. Deferred revenue represents the portion of research or license payments received and incurred but not earned.
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
A performance obligation is a promise in a contract to transfer a distinct good or service to the customer and is the unit of account in ASC Topic 606. The Company’s performance obligations include license rights, development services and services associated with regulatory submission and approval processes. Revenues from research services are made under strategic partnering agreements and collaborations are generally recognized as the services are provided while revenues from non-refundable upfront fees are recognized over time either by measuring progress towards satisfaction of the relevant performance obligation, using input method or on a straight-line basis when a performance obligation is assumed to be satisfied evenly over a period of time (or when the entity has a stand-ready obligation). Significant management judgment is required to determine the level of effort required under an arrangement and the period over which the Company expects to complete its performance obligations under the arrangement which may include reimbursement rates for personnel costs, external reimbursable costs, estimated period of performance and estimating the progress towards the satisfaction of performance obligation. If the Company cannot reasonably estimate when its performance obligations either are completed or become inconsequential, then revenue recognition is deferred until the Company can reasonably make such estimates. The Company includes the unconstrained amount of estimated variable consideration in the transaction price. The amount included in the transaction price is constrained to the amount for which it is probable that a significant reversal of cumulative revenue recognized will not occur. At the end of each subsequent reporting period, the Company re-evaluates the estimated variable consideration included in the transaction price and any related constraint and, if necessary, adjusts its estimate of the overall transaction price. Revenue is then recognized over the remaining estimated period of performance using the cumulative catch-up method. The estimated period of performance and project costs, such as personnel and manufacturing cost, are reviewed quarterly and adjusted, as needed, to reflect the Company’s current assumptions regarding the timing of its deliverables.
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
For the nine months ended September 30, 2019, revenues related to Kite Pharma, Inc. (“Kite”), a wholly-owned subsidiary of Gilead Sciences, Inc., Bioverativ Inc., (now Sanofi Genzyme, a global business unit of Sanofi S.A. (“Sanofi”)), and the Company's hemophilia A collaboration agreement with Pfizer represented 55%, 29% and 11%, respectively, of the Company’s total revenue. For the three months ended September 30, 2019, revenues related to Kite, Sanofi and the Company's hemophilia A collaboration agreement with Pfizer represented 40%, 40% and 16%, respectively, of the Company’s total revenue. During the nine months ended September 30, 2018, revenues related to the Company's hemophilia A collaboration agreement with Pfizer, Kite and Sanofi represented 46%, 29% and 19% respectively, of the Company’s total revenue. For the three months ended September 30, 2018, revenues related to the Company's hemophilia A collaboration agreement with Pfizer, Kite and Sanofi represented 44%, 38% and 10%, respectively, of the Company’s total revenue. Receivables from collaborations are typically unsecured and are concentrated in the biopharmaceutical industry. Accordingly, the Company may be exposed to credit risk generally associated with biopharmaceutical companies or specific to its collaboration agreements. To date, the Company has not experienced any losses related to these receivables.
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
Recent Accounting Pronouncements
Recently Adopted
Simplified Disclosure
In August 2018, the SEC adopted amendments to certain disclosure requirements in Securities Act Release No. 33-10532, Disclosure Update and Simplification, as updated. These amendments eliminate, modify, or integrate into other SEC requirements certain disclosure rules. Among the amendments is the requirement to present an analysis of changes in stockholders’ equity in the interim financial statements included in quarterly reports on Form 10-Q. The analysis, which can be presented as a footnote or separate statement, is required for the current and comparative quarter and year-to-date interim periods. The amendments are effective for all filings made on or after November 5, 2018. As such, the Company adopted these SEC amendments on November 5, 2018 and has presented the analysis of changes in stockholders’ equity in these interim financial statements for September 30, 2019 and 2018 presented in this Quarterly Report on Form 10-Q. The Company’s adoption of these SEC amendments had no material effect on the Company’s reporting of financial position, results of operations, cash flows or stockholders’ equity.
Accounting for Leases
In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-2, Leases (“ASC Topic 842”). ASC Topic 842 amends a number of aspects of lease accounting, including requiring lessees to recognize almost all leases with a term greater than one year as a ROU asset and corresponding liability, measured at the present value of the lease payments. On January 1, 2019, the Company adopted ASC Topic 842 using the modified retrospective approach with a cumulative-effect adjustment of $0.9 million reflected as a decrease to the opening balance of accumulated deficit as of the adoption date. Results for the three and nine months ended September 30, 2019 are presented under ASC Topic 842. No prior period amounts were adjusted and continue to be reported in accordance with previous lease guidance, ASC Topic 840 — Leases (“ASC Topic 840”).
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
The adjustments due to the adoption of ASC Topic 842 primarily related to the recognition of operating lease ROU assets and operating lease liabilities for the Company’s leases. In addition, the adoption of ASC Topic 842 resulted in a change in accounting of the build-to-suit component of two leases under ASC Topic 840 to operating leases under ASC Topic 842 and as a result the Company derecognized the estimated fair value of the building shells that were included in Property and equipment, net as of December 31, 2018, as the Company had been deemed to own these buildings under ASC Topic 840. For additional discussion of the build-to-suit properties, see “Note 7 – Property and equipment, net” to the Company’s consolidated financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2018 filed with the SEC on March 1, 2019. For a description of the leases, see “Note 7 – Commitments and Contingencies – Leases” in these Condensed Consolidated Financial Statements.
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
The fair value measurements of the Company’s cash equivalents, available-for-sale marketable securities and the free share asset/liability are identified at the following levels within the fair value hierarchy (in thousands):

	September 30, 2019 Fair Value Measurements
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents:
Money market funds	$77,213	$77,213	$—	$—
Total	77,213	77,213	—	—
Marketable securities:
Commercial paper securities	180,812	—	180,812	—
Corporate debt securities	71,114	—	71,114	—
U.S. government-sponsored entity debt securities	41,424	—	41,424	—
Total	293,350	—	293,350	—
Total cash equivalents and marketable securities	$370,563	$77,213	$293,350	$—

Free shares asset	$239	$—	$—	$239

	December 31, 2018 Fair Value Measurements
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents:
Money market funds	$103,291	$103,291	$—	$—
Total	103,291	103,291	—	—
Marketable securities:
Commercial paper securities	177,224	—	177,224	—
Corporate debt securities	63,870	—	63,870	—
U.S. government-sponsored entity debt securities	18,621	—	18,621	—
Total	259,715	—	259,715	—
Total cash equivalents and marketable securities	$363,006	$103,291	$259,715	$—
Liabilities:
Free shares liability	$154	$—	$—	$154

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
Free Share Asset/Liability
As a result of the July 20, 2018 Share Purchase Agreement (“SPA”) to acquire TxCell S.A. (“TxCell” or "Sangamo France") (see Note 10 — Acquisition of Sangamo Therapeutics France S.A.S.), the Company entered into arrangements with the holders of approximately 477,000 “free shares” of TxCell pursuant to which the Company has the right to purchase such shares from the holders thereof (a call option) and such holders have the right to sell to the Company such shares from time to time through mid-2021 (a put option). The Company initially recorded a liability of $0.2 million on the acquisition date. The put options were classified within Level 3 of the fair value hierarchy as the Company utilized a binomial-lattice pricing model (the “Monte Carlo simulation model”) that involved certain market conditions to estimate the fair value of the options. The assumptions used in this simulation model are reviewed on a quarterly basis and adjusted, as needed. Subsequent changes in the fair value of the free shares are recorded in general and administrative expenses in the Condensed Consolidated Statements of Operations. During the three months ended September 30, 2019, the Company purchased approximately 111,000 shares of the 477,000 total free shares for a cash payment of approximately $0.3 million upon exercise of the put options. As of September 30, 2019, approximately 366,000 free shares remain outstanding and subject to purchase by the Company.
The free shares liability was approximately $0.2 million at December 31, 2018 and the Company recognized a gain due to an increase in the fair value of the free shares of approximately $0.5 million for the nine months ended September 30, 2019, offset by approximately $0.1 million for the shares purchased in September 2019, bringing the balance to an asset of approximately $0.2 million at September 30, 2019.

Free Shares valuation assumptions:	September 30, 2019	December 31, 2018
Sangamo Stock Price (USD)	$9.05	$11.48
TxCell Stock Price (EUR)	€2.23	€2.58
EUR / USD Exchange Rate	0.91	0.87
Estimated Correlation Sangamo and TxCell Stock Prices	100.0%	—
Sangamo Stock Price (USD) Volatility Estimate	75.0%	79.9%
TxCell Stock Price (EUR) Volatility Estimate	75.0%	8.6%
EUR / USD Exchange Rate Volatility Estimate	6.8%	7.7%
Risk Free Rate and Cost of Debt by Expected Exercise Date	Varies	Varies

NOTE 3—CASH AND MARKETABLE SECURITIES
Cash, Cash Equivalents and Restricted Cash
A reconciliation of cash, cash equivalents and restricted cash reported within the Condensed Consolidated Balance Sheets to the amounts reported within the accompanying Condensed Consolidated Statements of Cash Flows was as follows (in thousands):

	September 30, 2019	December 31, 2018	September 30, 2018	December 31, 2017
Cash and cash equivalents	$114,291	$140,418	$39,298	$49,826
Restricted cash included in Restricted cash, current portion	2,000	—	—	—
Restricted cash included in Non-current restricted cash	1,500	3,500	79,941	3,500
Cash, cash equivalents and restricted cash as reported within the accompanying Condensed Consolidated Statements of Cash Flows	$117,791	$143,918	$119,239	$53,326

Restricted cash consists of a letter of credit for $3.5 million as a deposit for the Brisbane lease, of which $2.0 million was released in October 2019.

Cash Equivalents and Available-for-sale Securities
The table below summarizes the Company’s cash equivalents and available-for-sale securities (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
September 30, 2019
Assets
Cash equivalents:
Money market funds	$77,213	$—	$—	$77,213
Total	77,213	—	—	77,213
Available-for-sale securities:
Commercial paper securities	180,590	224	(2)	180,812
Corporate debt securities	70,947	167	—	71,114
U.S. government-sponsored entity debt securities	41,394	30	—	41,424
Total	292,931	421	(2)	293,350
Total cash equivalents and available-for-sale securities	$370,144	$421	$(2)	$370,563

December 31, 2018
Assets
Cash equivalents:
Money market funds	$103,291	$—	$—	$103,291
Total	103,291	—	—	103,291
Available-for-sale securities:
Commercial paper securities	177,353	—	(129)	177,224
Corporate debt securities	63,981	—	(111)	63,870
U.S. government-sponsored entity debt securities	18,640	—	(19)	18,621
Total	259,974	—	(259)	259,715
Total cash equivalents and available-for-sale securities	$363,265	$—	$(259)	$363,006

The fair value of investments available-for-sale by contractual maturity were as follows (in thousands):

	September 30, 2019	December 31, 2018
Maturing in one year or less	$240,561	$259,715
Maturing after one year through five years	52,789	—
Total	$293,350	$259,715

The Company had no material realized losses of its available-for-sale securities for the three and nine months ended September 30, 2019 or 2018. Sangamo has the intent and ability to hold its investments for a period of time sufficient to allow for any anticipated recovery in market value. No investments were other-than-temporarily impaired at either September 30, 2019 or December 31, 2018.
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
The total number of shares subject to stock options and restricted stock units (“RSUs”) outstanding and the employee stock purchase plan (“ESPP”) shares reserved for issuance, which are all anti-dilutive, were excluded from consideration in the calculation of diluted net loss per share attributable to Sangamo Therapeutics, Inc. stockholders. Stock options and RSUs outstanding and ESPP shares reserved for issuance as of September 30, 2019 and 2018 totaled 10,370,481 and 8,770,775, respectively.

NOTE 5—MAJOR CUSTOMERS, PARTNERSHIPS AND STRATEGIC ALLIANCES
Kite Pharma, Inc.
In February 2018, the Company entered into a global collaboration and license agreement with Kite, which it amended and restated in September 2019, for the research, development and commercialization of potential engineered cell therapies for cancer. In this collaboration, Sangamo is working together with Kite on a research program under which the companies are designing ZFNs and viral vectors to disrupt and insert certain genes in T-cells and natural killer cells (“NK-cells”) including the insertion of genes that encode chimeric antigen receptors, T-cell receptors, and NK-cell receptors directed to mutually agreed targets. Kite is responsible for all clinical development and commercialization of any resulting products and has announced that they expect to initiate a clinical trial evaluating KITE-037, an allogeneic anti-CD19 CAR-T cell therapy, in 2020. The Kite agreement became effective on April 5, 2018.
Subject to the terms of this agreement, the Company granted Kite an exclusive, royalty-bearing, worldwide sublicensable license under the Company’s relevant patents and know-how to develop, manufacture and commercialize, for the purpose of treating cancer, specific cell therapy products that may result from the research program and that are engineered ex vivo using selected zinc finger nucleases (“ZFNs”) and viral vectors developed under the research program to express chimeric antigen receptors (“CARs”), T-cell receptors (“TCRs”) or NK-cell receptors (“NKRs”) directed to candidate targets.
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
The initial research term in the agreement is six years. Kite has an option to extend the research term of the agreement for up to two additional one-year periods for a separate upfront fee of $10.0 million per year. All contingent payments under the agreement, when earned, will be non-refundable and non-creditable. In connection with the amendment and restatement of the agreement in September 2019, the Company entered into a new research plan with Kite, with estimated reimbursable service cost of approximately $3.4 million. The Company concluded the total transaction price under this agreement is $189.3 million and includes the upfront license fee of $150.0 million and $39.3 million estimated reimbursable service costs for identified research projects over the estimated performance period. Further, the Company concluded the estimated fees for the presumed exercise of the research term extension options and all milestone amounts are fully constrained. As part of its evaluation of the constraint, the Company considered numerous factors, including the fact that achievement of the milestones at this time is uncertain and contingent upon future events which are uncertain at this time. The Company will re-evaluate the transaction price including the estimated variable consideration included in the transaction price and all constrained amounts in each reporting period and as uncertain events are resolved or other changes in circumstances occur. None of the development and sales-based milestone payments have been included in the transaction price.
Kite has the right to terminate this agreement in its entirety or on a per licensed product or per candidate target basis for any reason after a specified notice period. Each party has the right to terminate this agreement on account of the other party’s bankruptcy or material, uncured breach.
The Company has identified the primary performance obligations within the Kite agreement as: (1) a license to the technology along with the stand by ready obligation to perform research services, and (2) the on-going research services. Revenue from the upfront license fee relates to access to the license and Company’s obligation to stand-ready to perform such research services as additional targets are selected by Kite. As a result of this obligation to perform research services when and if requested throughout the duration of the contract, the fee for the license and the stand-ready obligation will be recognized over time on a straight-line basis through June 2024, the estimated period of the stand-ready obligation. Revenue from the reimbursable costs related to the integrated service deliverable is recognized as the research services are performed. The estimated period of performance and project cost is reviewed quarterly and adjusted, as needed, to reflect the Company’s current assumptions regarding the timing of its deliverables. As of September 30, 2019 and December 31, 2018, the Company had deferred revenue of $112.8 million and $131.5 million, respectively, related to this agreement.
Revenues recognized under the agreement for the three and nine months ended September 30, 2019 and 2018 were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenue related to Kite agreement:
Recognition of license and stand-ready fee	$6,296	$6,296	$18,682	$12,249
Research services	2,565	2,732	7,551	4,295
Total	$8,861	$9,028	$26,233	$16,544

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
The Company concluded the total transaction price under this agreement is $70.0 million, which represents the upfront fee received. Sangamo is responsible for internal and external research costs as part of the upfront fee and has the ability to request additional reimbursement from Pfizer if certain conditions are met. None of the clinical or regulatory milestones have been included in the transaction price, as all milestone amounts are fully constrained. As part of its evaluation of the constraint, the Company considered numerous factors, including the fact that achievement of the milestones at this time is uncertain and contingent upon future periods when the uncertainty related to the variable consideration is resolved. The Company will re-evaluate the transaction price, including its estimated variable consideration included in the transaction price and all constrained amounts in each reporting period and as uncertain events are resolved or other changes in circumstances occur.
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
The Company has identified the performance obligations within the hemophilia A Pfizer agreement as a license to the technology and on-going research services. The Company concluded that the license is not discrete as it does not have stand-alone value to Pfizer apart from the research services to be performed by the Company pursuant to the agreement. As a result, the Company recognizes revenue from the upfront payment based on proportional performance of the on-going services through 2020, the estimated period the Company will perform research services. The estimation of progress towards the satisfaction of its performance obligation and project cost is reviewed quarterly and adjusted, as needed, to reflect the Company’s current assumptions regarding the timing of its deliverables. As of September 30, 2019 and December 31, 2018, the Company had deferred revenue of $12.4 million and $10.0 million, respectively, related to this agreement.
Revenues recognized under the agreement for the three and nine months ended September 30, 2019 and 2018 were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Recognition of upfront fee related to Pfizer SB-525 agreement	$3,440	$10,421	$5,035	$26,262

In the first quarter of 2019, the Company updated its estimated project cost and related revenues under this program. This adjustment was a direct result of the increase in project scope during the first quarter of 2019 and the corresponding costs which resulted in a decrease in the measure of proportional performance. During the nine months ended September 30, 2019, the Company recognized $5.0 million in revenues related to the Pfizer SB-525 agreement which were net of the approximately $3.0 million reduction in revenues recorded in the three months ended March 31, 2019 related to the updated estimated project cost.
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
The Company concluded the total transaction price under this agreement is $12.0 million, which represents the upfront fee. None of the clinical or regulatory milestones have been included in the transaction price, as all milestone amounts are fully constrained. As part of its evaluation of the constraint, the Company considered numerous factors, including the fact that achievement of the milestones at this time is uncertain and contingent upon future periods when the uncertainty related to the variable consideration is resolved. The Company will re-evaluate the transaction price, including its estimated variable consideration included in the transaction price and all constrained amounts, in each reporting period and as uncertain events are resolved or other changes in circumstances occur.
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
The Company has identified the performance obligations within this agreement as a license to the technology and on-going research services. The Company concluded that the license is not discrete as it does not have stand-alone value to Pfizer apart from the services to be performed by the Company pursuant to the agreement. As a result, the Company recognizes revenue from the upfront payment based on proportional performance of the on-going services, over the estimated period the Company will perform research services. The estimation of progress towards the satisfaction of its performance obligation and project cost is reviewed quarterly and adjusted, as needed, to reflect the Company’s current assumptions regarding the timing of its deliverables. As of September 30, 2019 and December 31, 2018, the Company had deferred revenue of $8.3 million and $9.8 million, respectively, related to this agreement.
Revenues recognized under the agreement for the three and nine months ended September 30, 2019 and 2018 were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Recognition of upfront fee related to Pfizer C9ORF72 agreement	$468	$394	$1,538	$1,470

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
Under the agreement, the Company received an upfront license fee of $20.0 million and is eligible to receive development and sales milestone payments upon the achievement of specified regulatory, clinical development and sales milestones. In addition, the Company will also be eligible to receive up to $115.8 million in payments upon the achievement of specified clinical development and regulatory milestones, as well as up to $160.5 million in payments upon the achievement of specified sales milestones. The total amount of potential regulatory, clinical development and sales milestone payments, assuming the achievement of all specified milestones in the agreement, is up to $276.3 million. In addition, the Company will receive royalty payments for each licensed product that are a tiered double-digit percentage of annual net sales of each product. Sanofi reimburses Sangamo for agreed upon costs incurred in connection with research and development activities conducted by Sangamo. To date, a $6.0 million milestone has been achieved, however no products have been approved and therefore no royalty fees have been earned under the Sanofi agreement.
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
All contingent payments under the agreement, when earned, will be non-refundable and non-creditable. The transaction price of $75.7 million includes the upfront license fee of $20.0 million and $55.7 million estimated research service costs for identified research projects over the estimated performance period, as all unachieved milestone amounts are fully constrained. As part of its evaluation of the constraint, the Company considered numerous factors, including the fact that achievement of the milestones at this time is uncertain and contingent upon future periods when the uncertainty related to the variable consideration is resolved. The Company will re-evaluate the transaction price, including the estimated variable consideration included in the transaction price and all constrained amounts, in each reporting period and as uncertain events are resolved or other changes in circumstances occur. None of the clinical or regulatory milestones have been included in the transaction price.
The Company has identified the performance obligations within this arrangement as a license to the technology and on-going research services activities. The Company concluded that the license is not discrete as it does not have stand-alone value to Sanofi apart from the research services to be performed pursuant to the agreement. As a result, the Company recognizes revenue from the upfront payment based on proportional performance of the ongoing services through 2022, the estimated period the Company will perform research services. The estimation of progress towards the satisfaction of performance obligation and project cost is reviewed quarterly and adjusted, as needed, to reflect the Company’s current assumptions regarding the timing of its deliverables. As of September 30, 2019 and December 31, 2018, the Company had deferred revenue of $2.0 million and $4.6 million, respectively, related to this agreement.
In August 2019, the Company achieved a $6.0 million milestone with Sanofi upon dosing of the third subject in the ST-400 Beta-thalassemia Phase I clinical trial. This milestone was recognized as revenue during the three and nine months ended September 30, 2019.
Revenues recognized under the agreement, excluding the milestone revenue, for the three and nine months ended September 30, 2019 and 2018 were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenue related to Sanofi agreement:
Recognition of upfront fee	$940	$1,094	$2,594	$3,432
Research services	1,814	1,146	5,169	7,707
Total	$2,754	$2,240	$7,763	$11,139

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

As of September 30, 2019 and December 31, 2018, the Company had received $5.2 million and $1.7 million, respectively, under the award.
Under the terms of the CIRM grants, the Company is obligated to pay royalties and licensing fees based on a low single digit royalty percentage on net sales of CIRM-funded product candidates or CIRM-funded technology. The Company has the option to decline any and all amounts awarded by CIRM and as an alternative to revenue sharing, the Company has the option to convert the award to a loan. No such election has been made as of the date of the issuance of these financial statements. In the event that the Company terminates a CIRM-funded clinical trial, it will be obligated to repay the remaining CIRM funds on hand. Therefore, as of September 30, 2019 and December 31, 2018, the $5.5 million and $1.8 million, respectively, including interest, related to this award are recorded as a loan in other long-term liabilities on the accompanying Condensed Consolidated Balance Sheets as the Company does not expect to repay these amounts with the next 12 months.
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
NOTE 7—COMMITMENTS AND CONTINGENCIES
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
The Company performed evaluations of its contracts and determined each of its identified leases are operating leases. For the three and nine months ended September 30, 2019, the Company incurred $2.6 million and $5.3 million, respectively, of lease costs included in operating expenses in the Condensed Consolidated Statements of Operations in relation to these operating leases. Variable lease expense was $0.6 million and $1.2 million for the three and nine months ended September 30, 2019, respectively, and was not included in the measurement of the Company’s operating ROU assets and lease liabilities. The variable expense consists primarily of the Company’s proportionate share of operating expenses, property taxes and insurance and is classified as lease expense due to the Company’s election to not separate lease and non-lease components.
Cash paid for amounts included in the measurement of operating lease liabilities for the nine months ended September 30, 2019 was $2.0 million and was included in net cash used in operating activities in the Company’s Condensed Consolidated Statements of Cash Flow.

As of September 30, 2019, the maturities of the Company’s operating lease liabilities were as follows (in thousands):

Total
Three months ending December 31, 2019	$1,073
2020	6,055
2021	6,097
2022	6,165
2023	6,243
Thereafter	31,946
Total lease payments	57,579
Less:
Imputed interest	(13,976)
Total	$43,603

Reported as of September 30, 2019:
Operating lease liabilities - current (included in Accounts payable and accrued liabilities on the Condensed Consolidated Balance Sheet)	$2,994
Operating lease liabilities - long-term	40,609
Total	$43,603

As of September 30, 2019, the weighted-average remaining lease term is 9.1 years and the weighted-average incremental borrowing rate used to determine the operating lease liability was 6.9% for the Company’s operating leases.
The Company does not have any financing leases.
Contingencies
Sangamo is not party to any material pending legal proceedings or contingencies. From time to time, the Company may be involved in legal proceedings arising in the ordinary course of business.
NOTE 8—STOCK-BASED COMPENSATION
The following table shows total stock-based compensation expense included in the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2019 and 2018 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Research and development	$2,268	$2,093	$7,329	$5,972
General and administrative	2,433	1,717	6,762	4,402
Total stock-based compensation expense	$4,701	$3,810	$14,091	$10,374

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
At-the-Market Offering Agreement
In May 2017, the Company entered into an amended and restated “at-the-market” offering program sales agreement with Cowen and Company, LLC (“Cowen”), pursuant to which the Company may issue and sell from time to time up to $75.0 million of the Company’s common stock through Cowen as the sales agent (the “ATM Agreement”). Sales of the Company’s common stock, if any, will be made at market prices by any method that is deemed to be an “at-the-market offering” as defined in Rule 415 under the Securities Act of 1933, as amended. As of September 30, 2019, the Company has not sold any common stock under the ATM Agreement and the full $75.0 million remained available for sale, subject to certain conditions as specified in the agreement.
NOTE 10—ACQUISITION OF SANGAMO THERAPEUTICS FRANCE S.A.S.

On July 20, 2018, Sangamo entered into various agreements with the goal of eventually acquiring 100% of TxCell’s share capital. The Company entered into a Share Purchase Agreement (“SPA”) with certain shareholders of TxCell, pursuant to which it acquired 13,519,036 ordinary shares of TxCell (“TxCell Ordinary Shares”) as part of a block transaction that closed on October 1, 2018 (the “Acquisition Date”). Additionally, the Company and TxCell entered into a Tender Offer Agreement pursuant to which it agreed to acquire 11,528,635 TxCell Ordinary Shares for the same price per share via a cash tender offer that closed on November 23, 2018. Following the block transaction, cash tender offer, and other open market purchases of shares, the Company owned 98.2% of the TxCell Ordinary Shares as of December 31, 2018 (or 25,047,671 TxCell Ordinary Shares). In addition to the SPA and the tender offer agreement, the Company also entered into arrangements with the holders of approximately 477,000 “free shares” of TxCell pursuant to which the Company has the right to purchase such shares from the holders thereof (a call option) and such holders have the right to sell to the Company such shares from time to time through mid-2021 (a put option) (collectively the “Free Shares Options”). In June 2019, TxCell became a sociéte par actions simplifiée (S.A.S.) and was renamed “Sangamo Therapeutics France.” During the three months ended September 30, 2019, the Company acquired approximately 111,000 vested free shares, including 52,700 from a former executive of TxCell who is now an executive of Sangamo, pursuant to the exercise of the Free Shares Options for approximately $0.3 million of cash, increasing its ownership of the TxCell Ordinary Shares to 98.7% as of September 30, 2019.
At the Acquisition Date, the fair value of the Free Shares Options was estimated to be a liability of $0.2 million. See "Note 2 - Fair Value Measurement-Free Shares Asset/Liability" for information regarding the valuation method. The fair value of the Free Shares Options will vary based on future changes in the Company’s stock price during the option period. The fair value of the Free Shares Options was estimated to be an asset of $0.2 million as of September 30, 2019.
The acquisition of Sangamo France was accounted for as a business combination in accordance with ASC Topic 805, Business Combinations. The operating results of Sangamo France after the Acquisition Date have been included in the Company’s Condensed Consolidated Statements of Operations.
There were no goodwill impairments during the nine months ended September 30, 2019 or during 2018 and, as noted below, substantially all of the non-controlling interest on the Acquisition Date was subsequently acquired by the Company and, accordingly, substantially all of the goodwill is allocated to the Company as of September 30, 2019 and December 31, 2018.
The following table summarizes the estimated consideration transferred and the fair value of the net assets acquired as of the Acquisition Date (in thousands):

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

Non-Controlling Interest
The fair value of the non-controlling interest at the Acquisition Date was based on the $2.99 acquisition price per share for the 11,981,867 TxCell Ordinary Shares that were not purchased by the Company in the block transaction on the Acquisition Date. Subsequent to the Acquisition Date and through December 31, 2018, the Company acquired 11,528,635  TxCell Ordinary Shares, which when aggregated with the 13,519,036 TxCell Ordinary Shares acquired at the Acquisition Date, resulted in the Company owning 98.2% of all TxCell Ordinary Shares as of December 31, 2018. During the three months ended September 30, 2019, the Company acquired approximately 111,000 vested free shares for approximately $0.3 million of cash, pursuant to the exercise of the Free Shares Options, increasing its ownership of the TxCell Ordinary Shares to 98.7% as of September 30, 2019.
The fair value of the remaining non-controlling was determined based on the number of outstanding shares comprising the non-controlling interest and the $2.99 acquisition price per share as of the Acquisition Date. The non-controlling interest is presented as a component of stockholders equity on the Company’s Condensed Consolidated Balance Sheets.
Non-controlling interest as of September 30, 2019 was as follows (in thousands):

Non-controlling interest at December 31, 2018	$739
Fair value of additional shares acquired	(321)
Loss attributable to non-controlling interest	(179)
Non-controlling interest at September 30, 2019	$239

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
Overview
We are a clinical stage biotechnology company focused on translating ground-breaking science into genomic medicines with the potential to transform patients’ lives using our platform technologies in gene therapy, ex vivo gene-edited cell therapy, in vivo genome editing and in vivo gene regulation.
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
We are a leader in the research and development of zinc finger proteins, or ZFPs, a naturally occurring class of proteins found in humans. We have used our knowledge and expertise to develop a proprietary synthetic ZFP technology platform with potential clinical utility in both genome editing and gene regulation. ZFPs can be engineered to make zinc finger nucleases, or ZFNs, proteins that can be used to specifically modify DNA sequences by adding or knocking out specific genes, or genome editing, and ZFP transcription-factors, or ZFP-TFs, proteins that can be used to increase or decrease gene expression, or gene regulation. In the process of developing this platform, we have accrued significant scientific, manufacturing, development capabilities, and know-how that are broadly applicable in the field of gene therapy and have used this knowledge to advance a conventional gene therapy platform.
We have a substantial intellectual property position that includes the design, selection, manufacture, composition and use of engineered ZFPs, CAR-Tregs and other cell therapies to support our research and development activities. We continue to license and file new patent applications to strengthen and consolidate our existing patent portfolio. We believe that our intellectual property position is a critical element in our ability to research, develop, manufacture and commercialize gene therapy, ex vivo gene-edited cell therapy, in vivo genome editing and in vivo gene regulation products and services.
Business Update
Gene therapy programs
We are conducting the Phase 1/2 Alta study, an open-label, ascending-dose clinical trial to evaluate investigational SB-525 gene therapy for severe hemophilia A. SB-525 is being developed under global collaboration with Pfizer Inc., or Pfizer, for the research, development and commercialization of gene therapy product candidates for severe hemophilia A. Under this agreement, we are responsible for conducting the Phase 1/2 clinical trial and certain manufacturing activities for SB-525, while Pfizer is responsible for the subsequent worldwide development, manufacturing, marketing and commercialization of SB-525.
In July 2019, we and Pfizer announced updated initial data from 10 patients treated in the Alta study. Across the four dosage cohorts evaluated, patients demonstrated a dose-dependent increase in Factor VIII, or FVIII, levels, and a dose-dependent reduction in the use of FVIII replacement therapy was also observed, with patients in the highest dose cohort not requiring factor replacement therapy after initial use of prophylactic factor and experiencing no bleeding events as of the data cut-off date. For the four patients in the highest dose (3e13 vg/kg) cohort, FVIII activity data were available through 24, 19, 6, and 4 weeks of follow-up, respectively. The first two patients treated in the 3e13 vg/kg cohort (Patients 7 and 8) achieved FVIII levels with rapid kinetics in the normal range, as measured using a chromogenic assay, through weeks 24 and 19 of follow-up, respectively. The next two patients treated in the 3e13 vg/kg cohort (Patients 9 and 10), with 6 and 4 weeks of follow-up, respectively, demonstrated rapid FVIII activity kinetics and FVIII levels that appeared consistent with those in Patients 7 and 8 at similar early time points. SB-525 was generally well-tolerated, with one patient (treated at the 3e13 vg/kg dose) reporting a treatment-related serious adverse event of hypotension and fever, which occurred following vector infusion and resolved with treatment within 24 hours of completing the vector infusion. The fifth patient in the 3e13 vg/kg cohort (Patient 11) was treated in July 2019. Updated Alta study data will be presented in a December 7, 2019 poster presentation at the 61st Annual Meeting of the American Society of Hematology, or ASH. The SB-525 poster will include updated analyses of the Alta study data, including the durability of FVIII levels, bleeding rates, factor usage and safety, with data from all five of the patients treated in the high dose (3e13 vg/kg) cohort, with follow up ranging from approximately four months to 11 months after treatment with SB-525.
Based on the results from the Alta study, the U.S. Food and Drug Administration, or FDA, has granted regenerative medicine advanced therapy, or RMAT, designation for SB-525 gene therapy to treat severe hemophilia A. RMAT designation is granted to regenerative medicine therapies intended to treat, modify, reverse, or cure a serious condition, for which preliminary clinical evidence indicates that the medicine has the potential to address an unmet medical need. The RMAT designation includes all the benefits of the fast track and breakthrough therapy designation programs, including early interactions with the FDA.
We have made significant recent progress with advancing SB-525 towards a Phase 3 registrational study which will be run by Pfizer, who is responsible for late-stage clinical development, manufacturing and commercialization of SB-525. We have recently completed manufacturing technology transfer to Pfizer, and have initiated the transfer of the SB-525 IND to Pfizer. Pfizer has enrolled the first patient in a six-month Phase 3 lead-in study, which will serve as the baseline control for the Phase 3 study, which is expected to provide the basis for regulatory authorizations.
We are also evaluating our wholly-owned investigational ST-920 gene therapy for Fabry disease, an inherited metabolic disease. An investigational new drug application, or IND, was accepted by the FDA in February 2019, and a clinical trial authorization, or CTA, in the United Kingdom was granted in October 2019. The FDA also granted Orphan Drug Designation to ST-920 for the treatment of Fabry disease. Several clinical sites for a Phase 1/2 clinical trial have been activated, and we expect to enroll the first subject in the study by the end of 2019.
Ex vivo gene edited cell therapy programs
We are conducting the Phase 1/2 THALES study, an open-label, single arm clinical trial to evaluate the safety and efficacy of ST-400 in up to six subjects with beta thalassemia. ST-400 is an ex vivo gene-edited cell therapy that involves gene editing of a patient's own hematopoietic stem progenitor cells using non-viral delivery of ZFN technology. ST-400 is being developed in collaboration with Sanofi Genzyme, or Sanofi, to research, develop and commercialize therapeutic gene-edited cell therapy products in hemoglobinopathies, including beta thalassemia and sickle cell disease, or SCD. Sanofi is responsible for the subsequent development, manufacturing and commercialization of all licensed products. The collaboration includes a related program evaluating BIVV003 for the treatment of SCD. BIVV003 uses the same technology as ST-400 and is currently being evaluated in a Phase 1/2 clinical trial conducted by Sanofi.
Recruitment of this study is ongoing, with five of six patients enrolled. In August 2019 a third patient was dosed in the THALES study, following dosing we achieved a $6.0 million milestone with Sanofi and received $2.1 million from the California Institute for Regenerative Medicine.
Updated data from the THALES study data will be presented in a December 9, 2019 poster presentation at the 61st Annual Meeting of ASH. The poster presentation will show preliminary results from the first three patients enrolled in the Phase 1/2 THALES study. The first three patients all have severe beta thalassemia genotypes: â0/â0, homozygous for the severe â+ IVS-I-5 (G>C) mutation, and â0/â+ genotype including the severe IVS-II-654 (C>T) mutation, respectively. In the THALES study abstract published by ASH on November 6, 2019, Patient 1 and Patient 2 experienced prompt hematopoietic reconstitution. Patient 1 had increasing fetal hemoglobin (HbF) fraction that contributed to a stable total hemoglobin. After being free from packed red blood cell (PRBC) transfusions for 6 weeks, the patient subsequently required intermittent transfusions. Patient 2 had rising HbF levels observed through 90 days post-infusion. For both patients, as of the most recent follow-up reported in the abstract, on-target insertions and deletions (indels) were present in circulating white blood cells. Patient 3 had just completed ST-400 manufacturing at the time of abstract submission. As previously disclosed, patient 1 experienced an SAE of hypersensitivity during ST-400 infusion considered by the investigator to be related to the product cryoprotectant, DMSO, and which resolved by the end of the infusion. No other SAEs related to ST-400 have been reported and all other AEs have been consistent with myeloablation. No clonal hematopoiesis has been observed. Longer follow-up will be required to assess the clinical significance of these early results.
In February 2018, we entered into a global collaboration and license agreement that we amended and restated in September 2019 with Kite Pharma, Inc., or Kite, a wholly owned subsidiary of Gilead Sciences, Inc., for the research, development and commercialization of potential engineered cell therapies for cancer. In this collaboration, we are working together with Kite on a research program under which we are designing ZFNs and viral vectors to disrupt and insert select genes in T-cells and natural killer cells, or NK-cells, including the insertion of genes that encode chimeric antigen receptors, T-cell receptors, and NK-cell receptors directed to mutually agreed targets. Kite is responsible for all clinical development and commercialization of any resulting products and has announced that they expect to initiate a clinical trial evaluating KITE-037, an allogeneic anti-CD19 CAR-T cell therapy, in 2020.
Following the October 2018 acquisition of TxCell, S.A., which we have subsequently renamed Sangamo Therapeutics France S.A.S., or Sangamo France, we are evaluating the potential of CAR-Tregs (regulatory T-cells, or Tregs, genetically modified with a chimeric antigen receptor, or CAR) in solid organ transplantation. We are also conducting preclinical studies to determine whether such agents have potential clinical utility in autoimmune and inflammatory diseases, such as multiple sclerosis and inflammatory bowel diseases. In addition, we intend to use our ZFN gene editing technology to potentially develop next-generation autologous and allogeneic CAR-Treg cell therapies for use in the treatment of autoimmune and inflammatory diseases. We submitted a CTA in Europe for TX-200, an autologous CAR‑Treg cell therapy for the prevention of solid organ transplant rejection, and we expect to initiate the TX-200 clinical trial in 2020.
In vivo genome editing and gene regulation programs
We have three proprietary in vivo genome editing programs being evaluated in Phase 1/2 clinical trials: SB-913 (Mucopolysaccharidosis type II, or MPS II), SB-318 (MPS I), and SB-FIX (hemophilia B). In April 2019, we announced that we are no longer treating additional patients in our SB-913, SB-318 and SB-FIX clinical trials with first generation ZFNs given that clinical benefit has not been demonstrated in analyses conducted to date.
We are planning a new clinical trial for SB-913 to treat MPS II to evaluate second-generation ZFNs and other potential modifications that have the potential to enhance the clinical efficacy of this product. These include modifications that have the potential to enhance the in vivo delivery of the ZFNs.
We expect to initiate this clinical trial by year end 2020, and expect to use data from the new study evaluating second generation ZFNs to make a Phase 3 decision for the SB-913 program and to define the next steps, if any, for the SB-318 and SB‑FIX programs.
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
In March and April 2019, we presented new preclinical data describing the effects of ZFP TFs targeting tau, delivered with AAVs in the mouse and nonhuman primate, or NHP, brain. Intra-hippocampal ZFP TF delivery to adult mice resulted in more than 80% tau reduction, and intravenous ZFP TF administration reduced tau levels by 50-70% across the entire mouse brain. AAV ZFP TFs targeting tau were administered to the adult NHP hippocampus using real-time MRI-guided stereotaxic infusion. The lowering of tau in the hippocampus and entorhinal cortex of NHP was correlated with the transgene expression levels. The treatment was well tolerated for the duration of the study. We believe that together, these preclinical data from mice and NHPs highlight the potential for a single administration of a ZFP TF to lower tau as a treatment for tauopathies, including Alzheimer’s disease.
In December 2017, we entered into a research collaboration and license agreement with Pfizer for the development and commercialization of potential gene therapy products that use ZFP TFs to treat amyotrophic lateral sclerosis, or ALS, and frontotemporal lobar degeneration, or FTLD, linked to mutations in the C9ORF72 gene. Under this agreement, we are working with Pfizer on a research program to identify, characterize and preclinically develop ZFP TFs that satisfy pre-agreed criteria. Pfizer is responsible for subsequent development, manufacturing and commercialization of licensed products.
Pursuant to a collaboration agreement with Takeda Pharmaceutical Company Limited, or Takeda, we have a preclinical program for Huntington’s disease in which we are evaluating a ZFP TF designed to differentially down regulate the mutated disease-causing Huntingtin, or HTT, gene, while leaving expression of the normal gene unchanged.

Certain Components of Results of Operations
Our revenues have consisted primarily of revenues from our corporate partners, contractual payments from strategic partners for research services and milestones and research grant funding. We expect revenues to continue to fluctuate from period to period and there can be no assurance that new collaborations or partner funding will continue beyond their initial terms or that we are able to meet the milestones specified in these agreements.
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
Critical Accounting Estimates
The accompanying discussion and analysis of our financial condition and results of operations are based upon our Condensed Consolidated Financial Statements and the related disclosures, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates, assumptions and judgments that affect the reported amounts in our Condensed Consolidated Financial Statements and accompanying notes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Except for the change in estimate for revenue reversal related to our Pfizer agreement as described in Note 1, Item 1 of this Quarterly Report on Form 10-Q, and for the change to our accounting policy for leases as a result of adopting ASC Topic 842, there have been no significant changes in our critical accounting policies and estimates disclosed in the 2018 Annual Report.

Results of Operations for the Three and Nine Months Ended September 30, 2019 and 2018
Revenues

	Three Months Ended September 30,				Nine Months Ended September 30,
	(in thousands, except percentage values)				(in thousands, except percentage values)
	2019	2018	Change	%	2019	2018	Change	%
Revenues	$21,958	$23,562	$(1,604)	(7%)	$47,577	$57,615	$(10,038)	(17%)
Total revenues consisted of revenues from collaboration agreements and research grants. We anticipate revenues over the next several years will be derived primarily from our collaboration agreements with Kite, Pfizer and Sanofi as we continue to recognize in revenues, upfront and milestone payments received under such agreements over time.
The decrease of $1.6 million in revenues for the three months ended September 30, 2019, compared to the same period in 2018, was primarily due to a decrease of $7.0 million in revenues related to our agreements with Pfizer due to a change in estimate as a result of the increase in project scope during the first quarter of 2019 and the corresponding costs, which resulted in a decrease in the measure of proportional performance, and $1.4 million decrease in royalty revenues, partially offset by an increase of $6.5 million in revenue related to our agreement with Sanofi as we achieved a $6.0 million milestone upon dosing of the third subject in the Phase 1/2 THALES study in August 2019.
The decrease of $10.0 million in revenues for the nine months ended September 30, 2019, compared to the same period in 2018, was primarily due to a decrease of $21.2 million in revenues related to our agreements with Pfizer due to a change in estimate as a result of the increase in project scope during the first quarter of 2019 and the corresponding costs which resulted in a decrease in the measure of proportional performance, and $1.4 million decrease in royalty revenues, partially offset by an increase of $9.7 million in revenue related to our agreement with Kite, which took effect in April 2018, and $2.6 million increase in revenues related to our agreement with Sanofi partially reflecting the $6.0 million milestone achievement upon dosing of the third subject in the Phase 1/2 THALES study in August 2019.
Operating Expenses

	Three Months Ended September 30,				Nine Months Ended September 30,
	(in thousands, except percentage values)				(in thousands, except percentage values)
	2019	2018	Change	%	2019	2018	Change	%
Operating expenses:
Research and development	$36,288	$28,810	$7,478	26%	$107,593	$81,612	$25,981	32%
General and administrative	14,918	10,993	3,925	36%	46,633	32,381	14,252	44%
Total operating expenses	$51,206	$39,803	$11,403	29%	$154,226	$113,993	$40,233	35%
Research and Development Expenses
Research and development expenses consist primarily of salaries and personnel-related expenses including stock-based compensation, laboratory supplies, expenses related to preclinical and clinical studies, manufacturing clinical supply expenses, allocated facilities expenses, contracted research expenses and expenses for technology licenses. We expect to continue to devote substantial resources to research and development in the future and expect research and development expenses to increase in the next several years if we are successful in advancing our clinical programs and if we are able to progress our earlier stage product candidates into clinical trials. Overall increases in the current period include activities attributed to Sangamo France, which was acquired on October 1, 2018.
The increase of $7.5 million in research and development expenses for the three months ended September 30, 2019, compared to the same period in 2018, was primarily driven by $3.4 million increase in compensation costs due to headcount growth in our development and technical operations teams to support clinical development trials and $3.2 million increase in facility expense primarily related to our Brisbane facility.
The increase of $26.0 million in research and development expenses for the nine months ended September 30, 2019, compared to the same period in 2018, was primarily driven by $13.0 million increase in compensation cost due to headcount growth in our development and technical operations teams to support clinical development trials, $5.0 million increase in facility expense primarily related to our Brisbane facility, $3.3 million increase in research, preclinical and clinical expenses and $3.2 million increase in lab supply expense.
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
In any event, our potential therapeutic products are subject to a lengthy and uncertain regulatory process that may not result in our receipt of any necessary regulatory approvals. Failure to receive the necessary regulatory approvals would prevent us from commercializing the product candidates affected. In addition, clinical trials of our product candidates may fail to demonstrate safety and efficacy, which could prevent or significantly delay regulatory approval. A discussion of the risks and uncertainties with respect to our research and development activities, including completing the development of our product candidates, and the consequences to our business, financial position and growth prospects can be found in “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q.
General and Administrative Expenses
General and administrative expenses consist primarily of salaries and personnel related expenses for executive, finance and administrative personnel, stock-based compensation expenses, professional fees, allocated facilities expenses, patent prosecution expenses and other general corporate expenses. As we continue to build out our product portfolio and advance our product candidates into and through the clinic, we expect the growth of our business to require increased general and administrative expenses. Overall increases in the current period include activities attributed to Sangamo France, which was acquired on October 1, 2018.
The increase of $3.9 million in general and administrative expenses for the three months ended September 30, 2019, compared to the same period in 2018, was primarily due to $3.4 million higher compensation costs due to headcount growth and $1.0 million increased facility expense primarily related to our new Brisbane facility, partially offset by a decrease of $0.5 million in consulting and professional fees, which in 2018 included costs to support the acquisition of Sangamo France.
The increase of $14.3 million in general and administrative expenses for the nine months ended September 30, 2019, compared to the same period in 2018, was primarily due to increases of $9.7 million in compensation related costs due to headcount growth, $2.8 million increase in facility expense primarily related to our new Brisbane facility, and $1.4 million increase in consulting and professional fees. The increases were primarily due to the growth of our business to support the continued advancement of our product candidates into clinical trials.
Interest and other income, net
The decreases of $1.5 million in interest and other income, net, for the three months ended September 30, 2019, compared to the same period in 2018, were primarily due to an increase of $1.4 million in foreign exchange losses.
There was no change in interest and other income, net, for the nine months ended September 30, 2019, compared to the same period in 2018, as the foreign exchange losses incurred during the period were offset by other income from Sangamo France during the year.
Liquidity and Capital Resources
Liquidity
Since inception, we have incurred significant net losses and we have funded our operations primarily through the issuance of equity securities, payments from corporate collaborators and strategic partners and research grants.
As of September 30, 2019, we had cash, cash equivalents, marketable securities and interest receivable totaling $408.3 million compared to $400.5 million as of December 31, 2018, with the increase primarily attributable to the proceeds from the underwritten public offering completed in April 2019, partially offset by operating expenditures. Our most significant use of capital pertains to our employee compensation and external research and development expenses, such as manufacturing, clinical trials and preclinical activity related to our therapeutic programs. Our cash and investment balances are held in a variety of interest-bearing instruments, including U.S. government-sponsored entity debt securities, corporate debt securities, commercial paper securities and money market funds. Cash in excess of immediate requirements is invested in accordance with our investment policy with a view toward capital preservation and liquidity.

In April 2019, we completed an underwritten public offering of our common stock, in which we sold an aggregate of 12.7 million shares of our common stock at a public offering price of $11.50 per share. The net proceeds to us from the sale of shares in this offering, after deducting underwriting discounts and commissions and other estimated offering expenses, were approximately $136.3 million.
In May 2017, we entered into an amended and restated sales agreement with Cowen and Company, LLC, or Cowen, pursuant to which we may offer and sell, in our sole discretion, shares of common stock having an aggregate offering price of up to $75.0 million through Cowen acting as our sales agent, or the ATM Facility. Sales of our common stock, if any, will be made at market prices by any method that is deemed to be an “at-the-market offering” as defined in Rule 415 under the Securities Act of 1933, as amended. We have not sold any common stock under the ATM Facility. As of September 30, 2019, the full $75.0 million provided for under the ATM Facility remained available for sale, subject to certain conditions as specified in the agreement.
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
Cash Flows
Operating activities
Net cash used in operating activities was $123.6 million for the nine months ended September 30, 2019 primarily reflecting our net loss of $99.9 million, a decrease in deferred revenues of $20.5 million, an increase in accounts receivable of $17.3 million, partially offset by stock-based compensation of $14.1 million and other activities.
Net cash provided by operating activities of $76.7 million for the nine months ended September 30, 2018 primarily reflected the increase in deferred revenue of $118.5 million due to the $150.0 million upfront license payment from Kite and stock-based compensation of $10.4 million, partially offset by the net loss of $49.7 million.
Investing activities
Net cash used in investing activities for the nine months ended September 30, 2019 and 2018, was $43.4 million and $240.9 million, respectively. The decrease in net cash used in the nine months ended September 30, 2019, compared to the same period in 2018, was due primarily to a net decrease in purchases and maturities of marketable securities.
Financing activities
Net cash provided by financing activities for the nine months ended September 30, 2019 was $140.8 million mainly reflecting $136.3 million related to our April 2019 underwritten public offering and $4.9 million related to exercise of stock options.
Net cash provided by financing activities for the nine months ended September 30, 2018 was $230.1 million mainly reflecting $215.8 million related to our April 2018 underwritten public offering and $14.5 million related to exercise of stock options.
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
Contractual Obligations and Commercial Commitments
Our future minimum contractual commitments were reported in the 2018 Annual Report and there have been no material changes outside the ordinary course of business in the previously disclosed contractual commitments during the nine months ended September 30, 2019. In April 2019, we entered into an Option Agreement, or the Option, with Brammer Bio MA, now a Thermo Fisher Scientific Inc. company, or Brammer, whereby Brammer granted us an option to secure dedicated capacity for manufacturing in Brammer’s facilities. We paid $3.0 million for the Option, which expires on July 31, 2020. In addition, we will pay Brammer $2.0 million to assist us in establishing our manufacturing capabilities in Brisbane, CA, which may increase our contractual commitments in the future.

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
The securities in our investment portfolio are not leveraged, are classified as available-for-sale and are, due to their short-term nature, subject to minimal interest rate risk. Our investments currently consist of U.S. government-sponsored entity debt securities, corporate debt securities, commercial paper securities and money market funds. Our investment policy, approved by our Board of Directors, limits the amount we may invest in any one type of investment issuer, thereby reducing credit risk concentrations. All investments have a fixed interest rate and are carried at market value, which approximates cost. We do not use derivative financial instruments in our investment portfolio. We do not believe that a change in interest rates would have a material negative impact on the value of our investment portfolio. Our market risks at September 30, 2019 have not changed materially from those discussed in Item 7A of the 2018 Annual Report.

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
Under the supervision of our principal executive officer and principal financial officer, we evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of September 30, 2019. Based on that evaluation, as of September 30, 2019, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level.
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
Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting that occurred during the three months ended September 30, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
We have ongoing clinical trials evaluating product candidates for the treatment of various conditions. Even if we are able to complete our clinical trials for these programs successfully, we will be required to conduct additional clinical trials with larger patient populations, before obtaining the necessary regulatory approval to commercialize any products, which involves significantly greater resources, commitments and expertise. We also have limited experience in conducting later stage clinical trials and may not possess the necessary resources and expertise to complete such trials. Therefore, we may be required to scale up our operations and enter into collaborative relationships with pharmaceutical companies that could assume responsibility for late-stage development and commercialization. In this regard, while we have entered into collaborative agreements to provide funding and assistance in the development of certain product candidates through the clinical trial process, there is no guarantee that we will be able to enter into future collaborative relationships with third parties that can provide us with the funding and expertise for later stage trials. In addition, there is no guarantee that any positive results achieved in our clinical trials will be indicative of long-term efficacy and safety in later stage clinical trials. If a larger patient population does not demonstrate an acceptable safety and efficacy profile, or if any positive results in our clinical trials are not suitable and/or reproducible, our products may not receive approval from the FDA or foreign regulatory authorities, which could have a material adverse effect on our business.
In addition, we have not yet reached agreement with regulatory authorities on the complete development pathway for our product candidates. Further, regulatory authorities have the ability to change decisions or guidance with respect to approvable endpoints, especially as the technology continues to develop in these areas. As a result, we have not yet determined what endpoints would support approval for certain of our programs, and due to the novelty of certain programs, such as SB-FIX, SB-913 and SB-318, the endpoints needed to support regulatory approvals will likely be different from originally anticipated.
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
Results from preclinical studies or previous clinical trials are not necessarily predictive of future clinical trial results, and interim results of a clinical trial are not necessarily indicative of final results. Our product candidates may fail to show the desired safety and efficacy in clinical development despite demonstrating positive results in preclinical studies or having successfully advanced through initial clinical trials or preliminary stages of clinical trials. From time to time, we have and may in the future publish or report preliminary, initial or interim data. Preliminary, initial or interim data from our clinical trials and those of our partners may not be indicative of the final results of the trial and are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and/or more patient data become available. In this regard, such data may show initial evidence of clinical benefit but as patients continue to be followed and more patient data becomes available, there is a risk that any therapeutic effects will not be durable in patients and/or will decrease over time or cease entirely. Preliminary, initial or interim data also remain subject to audit and verification procedures that may result in the final data being materially different from such preliminary, initial or interim data. As a result, preliminary, initial or interim data should be considered carefully and with caution until the final data are available.
We have ongoing clinical trials evaluating product candidates for the treatment of hemophilia A (SB-525), hemophilia B (SB-FIX), MPS I (SB-318), MPS II (SB-913), and beta thalassemia (ST-400), and there is no guarantee that we can achieve positive final safety and efficacy results in our Phase 1/2 clinical trials for these product candidates. There is no guarantee that any of our pending clinical trials will be successful. Moreover, we have pending clinical trials involving our ZFN-technology where the clinical benefit has not been demonstrated in analyses conducted to date in the ongoing clinical trials. Although we are planning new clinical trials to evaluate updated ZFNs and other potential modifications to enhance the in vivo delivery of the ZFNs, there can be no assurance that we will be able to effectively deliver ZFNs to produce a clinical benefit to patients treated with our product candidates. In addition, our viral delivery systems and ZFN technologies continue to evolve and neither has been fully validated in human clinical trials for the therapeutic areas we are pursuing. If our delivery systems or ZFN platform do not meet the safety criteria or cannot produce the desirable efficacy results we expect, we may be forced to suspend or terminate the affected program [or seek alternative technologies to deliver ZFNs].
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
Before commencing clinical trials in humans, we must submit an Investigational New Drug application, or IND, to the FDA. Certain countries outside of the United States have a similar process that requires the submission of a clinical trial application much like the IND prior to the commencement of human clinical trials. In the European Union, for example, a clinical trial authorization, or CTA, must be submitted for each clinical protocol to each country’s national health authority and an independent ethics committee. Only after an IND becomes effective and/or the applicable CTA has been accepted may clinical trials begin. While we have stated our intention to submit additional IND and CTA applications in the future, this is only a statement of intent, and we may not be able to do so because the associated product candidates may not meet the necessary preclinical requirements. In addition, there can be no assurance that, once submitted, an IND or CTA will result in the actual initiation of clinical trials or that we will be able to meet our targeted timeline for the initiation of clinical trials. Clinical trials are subject to oversight by institutional review boards, or IRBs, and the applicable regulatory authority. In addition to FDA and IRB oversight, under guidelines promulgated by the National Institutes of Health, or NIH, gene therapy clinical trials are also subject to review and oversight by an institutional biosafety committee, or IBC, a local institutional committee that reviews and oversees research utilizing recombinant or synthetic nucleic acid molecules at that institution. The IBC assesses the safety of the research and identifies any potential risk to public health or the environment. While the NIH guidelines are not mandatory unless the research in question is being conducted at or sponsored by institutions receiving NIH funding of recombinant or synthetic nucleic acid molecule research, many companies and other institutions not otherwise subject to the NIH guidelines voluntarily follow them. Although the FDA decides whether individual gene therapy protocols may proceed, the review process and determinations of other reviewing bodies can impede or delay the initiation of a clinical trial, even if the FDA has reviewed the trial and approved its initiation.
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
Part of our business strategy is to expand our product candidate pipeline by identifying and validating new product candidates, which we may develop ourselves, in-license or otherwise acquire from others. For example, through the acquisition of Sangamo France, we acquired the rights, among others, to our first CAR-Treg product candidate, TX-200. If we are unable to successfully develop and obtain regulatory approval for TX-200 or other CAR-Treg therapies and effectively commercialize them, or if we are unable to achieve the expected accelerated development timeline, we may not realize the anticipated benefits from the TxCell Acquisition, resulting in possible impairments or other charges or losses which may materially and adversely affect our results of operations and financial condition.
In the event that our existing product candidates do not receive regulatory approval or are not successfully commercialized, then the success of our business will depend on our ability to continue to expand our product pipeline through in-licensing or other acquisitions. We may be unable to identify relevant product candidates. If we do identify such product candidates, we may be unable to reach acceptable terms with any third party from which we desire to in-license or acquire them. Even if we are able to successfully identify and acquire such product candidates, we may not be able to successfully manage the risks associated with integrating acquired or in-licensed product candidates or technologies or the risks arising from anticipated and unanticipated problems in connection with an acquisition or in-licensing transaction. Further, while we seek to mitigate risks and liabilities of potential acquisitions and in-licensing transactions through, among other things, due diligence, there may be risks and liabilities that such due diligence efforts fail to discover, that are not disclosed to us, or that we inadequately assess, or that we are not able to effectively manage. Additionally, we may not realize the anticipated benefits of such transactions for a variety of reasons, including the possibility that acquired product candidates, such as TX-200, prove not to be safe or effective in clinical trials, the integration of an acquired product candidate, technology or business gives rise to unforeseen difficulties and expenditures, or that the expected benefits will not otherwise be realized or will not be realized within the expected timeframe.
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
Identifying and qualifying patients to participate in clinical trials of our product candidates is critical to our success. The timing of our clinical trials depends on our ability to recruit patients to participate as well as completion of required follow-up periods. For example, hemophilia trials often take longer to enroll due to the availability of existing treatments. We infused the first patient in the Phase 1/2 clinical trial evaluating ST-400 for the treatment of beta thalassemia in the first quarter of 2019. If we are not able to enroll the necessary number of patients in a timely manner, we may not be able to complete our clinical trials. We may face similar challenges or delays in our other or potential future clinical trials. If patients are unwilling to participate in our gene therapy studies because of negative publicity from adverse events related to the biotechnology or gene therapy fields, competitive clinical trials for similar patient populations or for other reasons, the timeline for recruiting patients, conducting studies and obtaining regulatory approval of our product candidates may be delayed. These delays could result in increased costs, delays in advancing our product candidates, delays in testing the effectiveness of our product candidates or termination of the clinical trials altogether.
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
If we have difficulty enrolling a sufficient number of patients to conduct our clinical trials as planned, we may need to delay, limit or terminate ongoing or planned clinical trials, or expand to additional jurisdictions, which could impose additional challenges on our company and expose us to risks. If we are not successful in conducting our clinical trials as planned, it would have an adverse effect on our business, financial condition, results of operations and prospects.
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
We may be unable to obtain additional orphan drug designations or orphan drug exclusivity for certain of our products. If our competitors are able to obtain orphan drug exclusivity for products that constitute the same drug and treat the same indications as our product candidates, we may not be able to have competing products approved by the applicable regulatory authority for a significant period of time.
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
Some of our advanced product candidates have been granted Orphan Drug Designation by the FDA, and some have also been designated Orphan Medicinal Products by the EMA. If we request such designation for our other current or future product candidates, there can be no assurances that the FDA or the EMA will grant any of our product candidates such designation. Additionally, such designation does not guarantee that any regulatory agency will accelerate regulatory review of, or ultimately approve, that product candidate, nor does it limit the ability of any regulatory agency to grant such designation to product candidates of other companies that treat the same indications as our product candidates prior to our product candidates receiving exclusive marketing approval.
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

Regenerative Medicine Advanced Therapy, or RMAT, designation, may not lead to a faster development or regulatory review or approval process and it does not increase the likelihood that our product will receive marketing approval.
We have received Regenerative Medicine Advanced Therapy, or RMAT, designation for one of our products to treat severe hemophilia A. RMAT designation is intended to expedite review of a cell therapy, therapeutic tissue engineering product, human cell and tissue product, or any combination product using such therapies or products, intended to treat, modify, reverse, or cure a serious or life-threatening disease or condition and for which preliminary clinical evidence indicates the potential to address unmet medical needs for such a disease or condition. RMAT designation provides potential benefits that include more frequent meetings with the FDA to discuss the development plan for the product candidate, and eligibility for rolling review and priority review of the related BLA. Products granted RMAT designation may also be eligible for accelerated approval on the basis of a surrogate or intermediate endpoint reasonably likely to predict long-term clinical benefit, or reliance upon data obtained from a meaningful number of sites, including through expansion to additional sites. There is no assurance that we will be able to obtain additional RMAT designations for any of our other product candidates. RMAT designation does not change the FDA’s standards for product approval, and there is no assurance that such designation will result in expedited review or approval or that the approved indication will not be narrower than the indication covered by the designation. Additionally, RMAT designation can be revoked if the criteria for eligibility cease to be met as clinical data emerges.
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
The loss of partnering agreements or inability to find future partnering agreements may delay or terminate the potential development or commercialization of products we may derive from our technologies, but it may also delay or terminate our ability to test our product candidates. If any partner fails to conduct the collaborative activities successfully or in a timely manner, the preclinical or clinical development or commercialization of the affected product candidates or research programs could be delayed or terminated.
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
We may be unable to license gene transfer technologies that we may need to commercialize our zinc finger protein technology and potential products.
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
The regulations that govern, among other things, regulatory approvals, coverage, pricing and reimbursement for new drug products vary widely from country to country. In the United States and some foreign jurisdictions, there have been a number of legislative and regulatory changes and proposed changes regarding the healthcare system that could prevent or delay regulatory approval of our product candidates, restrict or regulate post-approval activities and affect our ability to successfully sell any product candidates for which we obtain regulatory approval. In particular, in March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, collectively, the Affordable Care Act, was enacted, which substantially changed the way healthcare is financed by both governmental and private insurers, and significantly impacts the U.S. pharmaceutical industry. The Affordable Care Act and its implementing regulations, among other things, addressed a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for certain drugs and biologics, including products similar to our product candidates, that are inhaled, infused, instilled, implanted or injected, increased the minimum Medicaid rebates owed by manufacturers under the Medicaid Drug Rebate Program, extended the Medicaid Drug Rebate Program to utilization of prescriptions of individuals enrolled in Medicaid managed care organizations, subjected manufacturers to new annual fees and taxes for certain branded prescription drugs, created a new Patient Centered Outcomes Research Institute, which provides incentives to programs that increase the federal government’s comparative effectiveness research, established a new Medicare Part D coverage gap discount program, in which manufacturers must now agree to offer 70% point-of-sale discounts off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer’s outpatient drugs to be covered under Medicare Part D, and created a licensure framework for follow-on biologic products.
Also, there has been heightened governmental scrutiny recently over pharmaceutical pricing practices in light of the rising cost of prescription drugs and biologics. Such scrutiny has resulted in several recent Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for pharmaceutical products, some of which are included in the current administration’s budget proposal for fiscal years 2019 and 2020. Additionally, the current administration released a “Blueprint” to lower drug prices and reduce out of pocket costs of drugs that contains additional proposals to increase manufacturer competition, increase the negotiating power of certain federal healthcare programs, incentivize manufacturers to lower the list price of their products and reduce the out of pocket costs of drug products paid by consumers. The U.S. Department of Health and Human Services, or the HHS, has begun soliciting feedback on some of these measures and, at the same time, is implementing others under its existing authority. Number of these measures will require additional authorization to become effective. Congress and the executive branch have each indicated that it will continue to seek new legislative and/or administrative measures to control drug costs. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, have been designed to encourage importation from other countries and bulk purchasing.
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
Price controls may be imposed in local and foreign markets, which may adversely affect our future profitability.
In some states and localities within the United States and in some countries, particularly member states of the European Union, the pricing of prescription drugs is subject to governmental control. In these countries, pricing negotiations with governmental authorities can take considerable time after receipt of regulatory approval for a product. In addition, there can be considerable pressure by governments and other stakeholders on prices and reimbursement levels, including as part of cost containment measures. Political, economic and regulatory developments may further complicate pricing negotiations, and pricing negotiations may continue after reimbursement has been obtained. Reference pricing used by various European Union member states and parallel distribution, or arbitrage between low-priced and high-priced member states, can further reduce prices. In some countries, we, or our collaborators, may be required to conduct a clinical trial or other studies that compare the cost-effectiveness of our product candidates to other available therapies in order to obtain or maintain reimbursement or pricing approval. Publication of discounts by third-party payors or authorities may lead to further pressure on the prices or reimbursement levels within the country of publication and other countries. If reimbursement of our products is unavailable or limited in scope or amount, or if pricing is set at unsatisfactory levels, our business could be adversely affected.

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
The collection, use, disclosure, transfer, or other processing of personal data regarding individuals in the European Union, including personal health data, is subject to the EU General Data Protection Regulation, or the GDPR, which became effective on May 25, 2018. The GDPR, which is wide-ranging in scope, imposes several requirements relating to the control over personal data by individuals to whom the personal data relates, the information provided to the individuals, the documentation we must maintain, the security and confidentiality of the personal data, data breach notification and the use of third party processors in connection with the processing of personal data. The GDPR also imposes strict rules on the transfer of personal data out of the European Union, provides an enforcement authority and authorizes the imposition of large penalties for noncompliance, including the potential for fines of up to €20 million or 4% of the annual global revenues of the non-compliant company, whichever is greater. The GDPR requirements apply not only to third-party transactions, but also to transfers of information between us and our subsidiaries such as Sangamo France, including employee information. The GDPR has increased our responsibility and potential liability in relation to personal data that we process compared to prior European Union law, particularly in light of the acquisition of Sangamo France, and we may be required to put in place additional mechanisms to ensure compliance with the GDPR, which could divert management’s attention and increase our cost of doing business. However, despite our ongoing efforts to bring our practices into compliance with the GDPR, we may not be successful either due to various factors within our control or other factors outside our control. It is also possible that local data protection authorities may have different interpretations of the GDPR, leading to potential inconsistencies amongst various European Union Member States. Any failure or alleged failure (including as a result of deficiencies in our policies, procedures or measures relating to privacy, data security, marketing or communications) by us to comply with laws, regulations, policies, legal or contractual obligations, industry standards or regulatory guidance relating to privacy or data security, may result in governmental investigations and enforcement actions, litigation, fines and penalties or adverse publicity. In addition, new regulation, legislative actions or changes in interpretation of existing laws or regulations regarding data privacy and security (together with applicable industry standards) may increase our costs of doing business. In this regard, we expect that there will continue to be new proposed laws, regulations and industry standards relating to privacy and data protection in the United States, the European Union and other jurisdictions, such as the California Consumer Privacy Act of 2018 that will go into effect beginning January 1, 2020, and we cannot determine the impact such future laws, regulations and standards will have on our business.
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
We have incurred significant operating losses and negative operating cash flows since inception and have not achieved profitability. We expect capital outlays and operating expenditures to increase over the next several years as we expand our infrastructure and research and product development activities. While we believe our available cash resources, as well as funds received from corporate collaborators, strategic partners and research grants will enable us to maintain our currently planned operations through at least the next twelve months from the date the financial statements are issued, we will need to raise substantial additional capital to fund the development, manufacturing and potential commercialization of our product candidates. We regularly consider fund raising opportunities and may decide, from time to time, to raise capital based on various factors, including market conditions and our plans of operation. In addition, as we focus our efforts on proprietary human therapeutics, we will need to seek FDA approvals of potential products, a process that could cost in excess of hundreds of millions of dollars per product. We may experience difficulties in accessing the capital market due to external factors beyond our control such as volatility in the equity markets for emerging biotechnology companies and general economic and market conditions both in the United States and abroad. We cannot be certain that we will be able to obtain financing on terms acceptable to us, or at all. Our failure to obtain adequate and timely funding will materially adversely affect our business and our ability to develop our technology and products candidates and to realize the anticipated benefits of the acquisition of Sangamo France. Furthermore, any sales of additional equity securities may result in dilution to our stockholders and any debt financing may include business and financial covenants that restricts our operations.
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
Our lack of control over the clinical development in our agreements with Kite, Sanofi and Pfizer could cause delays or other difficulties in the development and commercialization of our product candidates, which may prevent us from completing the intended IND filings in a timely fashion and receiving any milestone, royalty payments and other benefits under the agreement. In addition, under their respective agreements, our third-party collaborators have certain rights to terminate the agreements by providing us with advance notices, therefore, the actual milestone payments that we may receive under these agreements may be substantially lower than the full amounts provided for under these agreements.
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
In addition, the agreements under which we currently license intellectual property or technology from third parties are complex, and certain provisions in such agreements may be susceptible to multiple interpretations. The resolution of any contract interpretation disagreement that may arise could narrow what we believe to be the scope of our rights to the relevant intellectual property or technology, or increase what we believe to be our financial or other obligations under the relevant agreement, either of which could have a material adverse effect on our business, financial condition, results of operations, and prospects. If disputes over intellectual property that we have licensed prevent or impair our ability to maintain our current licensing arrangements on acceptable terms, we may be unable to successfully develop and commercialize the affected product candidates, which could have a material adverse effect on our business, financial conditions, results of operations, and prospects. As an example, Sangamo France has exclusively licensed the right to the CAR for use in TX-200 from the University of British Columbia, or UBC. Should UBC terminate this license agreement, we may have to develop or acquire the appropriate CAR which would extend our anticipated development timeline and add expense, and which could result in our failure to realize the anticipated benefits of the acquisition of Sangamo France.
We may be involved in lawsuits or similar proceedings to protect or enforce our patents or the patents of our licensors, which could be expensive, time-consuming and unsuccessful.
Competitors may infringe our patents or the patents of our licensors. To counter infringement or unauthorized use, we may be required to file infringement claims, which can be expensive and time-consuming. In addition, in an infringement proceeding, a court may decide that a patent of ours or our licensors is not valid, is unenforceable, in whole or in part, or may refuse to stop the other party from using the technology at issue on the grounds that our patents do not cover the technology in question. An adverse result in any litigation or defense proceedings could put one or more of our patents at risk of being invalidated, held unenforceable or interpreted narrowly and could put our patent applications at risk of not issuing. Moreover, if we or one of our licensing partners initiated legal proceedings against a third party to enforce a patent covering one of our product candidates, the defendant could counterclaim that the patent covering our product candidate is invalid and/or unenforceable. In patent litigation in the United States, defendant counterclaims alleging invalidity and/or unenforceability are commonplace. Grounds for a validity challenge could be an alleged failure to meet any of several statutory requirements, including lack of novelty, obviousness or non-enablement. Grounds for an unenforceability assertion could be an allegation that someone connected with prosecution of the patent withheld relevant information from the U.S. PTO, or made a misleading statement, during prosecution. Third parties may also raise similar claims before administrative bodies in the United States or abroad, even outside the context of litigation. Such mechanisms include re-examination, post grant review, inter partes review and equivalent proceedings in foreign jurisdictions (e.g., opposition proceedings). Such proceedings could result in revocation or amendment to our patents in such a way that they no longer cover our product candidate. For example, Sangamo France has exclusively licensed the rights to technology related to redirected Treg cells from the Yeda Research and Development Company, or Yeda. A patent included in this exclusive license agreement with Yeda was granted in Europe in July 2016. Subsequent to this grant, the patent was opposed by several parties in May 2017 and revoked in November 2018. The outcome following legal assertions of invalidity and unenforceability is unpredictable. With respect to the validity question, for example, we cannot be certain that there is no invalidating prior art, of which we and the patent examiner were unaware during prosecution. If a defendant were to prevail on a legal assertion of invalidity and/or unenforceability, we would lose at least part, and perhaps all, of the patent protection on our product candidates. Such a loss of patent protection could have a material adverse impact on our business.

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
We may not realize the anticipated benefits of the acquisition of Sangamo France or be able to successfully integrate the acquired Sangamo France operations.
The continued integration of Sangamo France involves numerous uncertainties and risks, and has required, and will continue to require, significant efforts and expenditures, including with respect to integrating the acquired Sangamo France operations with our operations. We may not be able to accomplish this integration process smoothly or successfully. The integration of certain of the acquired Sangamo France operations will take additional time and will require the dedication of significant management resources, which may temporarily distract our management’s attention from the routine business of the combined company. In any event, we may encounter unexpected difficulties, or incur unexpected costs, in connection with our transition activities and integration efforts, which include:

•	the potential disruption of our historical core business;

•
the risk that our relative lack of historical experience in CAR-Treg development and developing product candidates and technology for immunological diseases will not allow us to advance the development of CAR‑Treg therapies, including TX-200, on the timeframes we expect, or at all;

•	the strain on, and need to continue to expand, our existing operational, technical, financial and administrative infrastructure;

•	the difficulties in assimilating employees and corporate cultures;

•	the difficulties in effectively managing transition and integration activities given the distance between our headquarters and U.S.-based management team and Sangamo France’s offices in France;

•	the failure to retain key managers and other personnel, including the employees from the acquired Sangamo France business who might experience uncertainty about their future roles with us;

•	the challenges in controlling additional costs and expenses in connection with and as a result of the acquisition of Sangamo France;

•	the diversion of our management’s attention to integration of operations and corporate and administrative infrastructures; and

•	any unanticipated liabilities for activities of or related to Sangamo France or its operations, technologies or product candidates.

If any of these factors impairs our ability to integrate successfully, we may be required to spend time or money on integration activities that otherwise would be spent on the development and expansion of our business. Further, because of the structure of the acquisition, we do not own 100% of Sangamo France’s equity interests. Until such time, if ever, that we acquire 100% of the equity interests of Sangamo France, we will need to consider the rights of, and duties owed to, the minority shareholders of Sangamo France under French law when making future decisions that might impact Sangamo France, its business or its operations, which could adversely affect our business and our ability to realize the anticipated benefits of the acquisition.
We plan to continue to operate the acquired Sangamo France business in France, which may expose us to unanticipated costs or events.
Sangamo France’s historical operations have been based in France and we plan to continue to operate the acquired Sangamo France business in France. Our operation of the acquired Sangamo France business in France involves significant risks, including:

•	difficulty hiring and retaining appropriate personnel due to intense competition for such limited resources;

•	disruptions in relations with our employees, including legacy Sangamo France employees; and

•	compliance with regulatory requirements, including local French employment regulations and organized labor in France.
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
In addition to our French operations as a result of the acquisition of Sangamo France, we also have operations and conduct business in other countries outside the United States, and have a UK subsidiary. We may plan to expand these activities or in to additional countries in the future. Consequently, we are, and will continue to be, subject to risks inherent with operating in foreign countries, in addition to those specific risks associated with Sangamo France, which include:

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
The potential withdrawal of the United Kingdom from the European Union, commonly referred to as “Brexit,” may adversely impact our ability to obtain regulatory approvals of our product candidates in the European Union and may require us to incur additional expenses in order to develop, manufacture and commercialize our product candidates in the European Union.
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
In accordance with the guidelines specified under Rule 10b5-1 of the Securities Exchange Act of 1934, as amended, or the Exchange Act, and our policies regarding stock transactions, a number of our employees, including executive officers and members of our board of directors, have adopted and may continue to adopt stock trading plans pursuant to which they have arranged to sell shares of our common stock from time to time in the future. Generally, sales under such plans by our executive officers and directors require public filings. Actual or potential sales of our common stock by such persons could cause the price of our common stock to fall or prevent it from increasing for numerous reasons.
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

While this provision does not apply to suits brought to enforce a duty or liability created by the Exchange Act or the Securities Act of 1933, as amended, or any claim for which the federal courts have exclusive jurisdiction, this provision may nonetheless limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers, or other employees, which may discourage lawsuits against us and our directors, officers, and other employees. If a court were to find this provision to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving the dispute in other jurisdictions, which could seriously harm our business.

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

10.1	†	Amended and Restated Collaboration and License Agreement between the Company and Kite Pharma, Inc., dated as of September 11, 2019.

31.1		Rule 13a — 14(a) Certification of Principal Executive Officer.

31.2		Rule 13a — 14(a) Certification of Principal Financial Officer.

32.1	*	Certifications Pursuant to 18 U.S.C. Section 1350.

101.INS		XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH		Inline XBRL Taxonomy Extension Schema Document

101.CAL		Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF		Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB		Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE		Inline XBRL Taxonomy Extension Presentation Linkbase Document

104		The cover page from Sangamo’s Quarterly Report on Form 10-Q for the three months ended September 30, 2019, is formatted in Inline XBRL and it is contained in Exhibit 101
_____________________________

*
The certifications attached as Exhibit 32.1 accompany this Quarterly Report on Form 10-Q pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, and shall not be deemed “filed” by the Registrant for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

†	Certain portions of this exhibit (indicated by “[*]”) have been omitted because they are both (i) not material and (ii) would be competitively harmful if publicly disclosed.

SIGNATURES
Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Dated: November 6, 2019

SANGAMO THERAPEUTICS, INC.

/s/ ALEXANDER D. MACRAE
Alexander D. Macrae
President and Chief Executive Officer
(Duly Authorized Officer and Principal Executive Officer)

/s/ PRATHYUSHA DURAIBABU
Prathyusha Duraibabu
Vice President, Finance
(Principal Accounting Officer)