Form 10-Q
period 2020-03-31
SANGAMO THERAPEUTICS, INC
filed 2020-05-11
CIK 1001233

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________
FORM 10-Q
________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
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

7000 Marina Blvd., Brisbane, California, 94005
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐     No   ☒
As of May 5, 2020, 140,883,058 shares of the issuer’s common stock, par value $0.01 per share, were outstanding.

INDEX
SANGAMO THERAPEUTICS, INC.
Unless otherwise indicated or the context suggests otherwise, references in this Quarterly Report on Form 10-Q, or Quarterly Report, to “Sangamo,” “the Company,” “we,” “us,” and “our” refer to Sangamo Therapeutics, Inc. and our subsidiaries, including Sangamo Therapeutics France S.A.S. (formerly TxCell S.A.) and Sangamo Therapeutics UK Ltd.
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
•the therapeutic and commercial potential of, technologies used by us in our product candidates, including our zinc finger protein, or ZFP, technology platform, zinc finger nucleases, or ZFNs, and ZFP transcription factors, or ZFP-TFs;
•the expected benefits of the acquisition of Sangamo Therapeutics France S.A.S., or Sangamo France (formerly known as TxCell S.A.);
•our ability to establish and maintain collaborations and strategic partnerships and realize the expected benefits of such arrangements;
•anticipated revenues from existing and new collaborations and the timing thereof;
•our estimates regarding the impact of the COVID-19 pandemic on our business and operations and the business and operations of our collaborators, including clinical trials and manufacturing, and our ability to manage such impacts;
•our research and development and other expenses;
•our ability to obtain adequate preclinical and clinical supplies of our product candidates from current and potential new suppliers and manufacturers;
•the ability of Sangamo and our collaborators or strategic partners to obtain and maintain regulatory approvals for product candidates;
•our ability to comply with, and the impact of, regulatory requirements, obligations and restrictions on our business and operations;
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
In some cases, you can identify forward-looking statements by terms such as: “anticipates,” “believes,” “continues,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “seeks,” “should” and “will” and similar expressions intended to identify forward-looking statements. These statements reflect our current views with respect to future events, are based on assumptions and are subject to risks and uncertainties. Given these risks and uncertainties, you should not place undue reliance on these forward-looking statements. We discuss many of these risks in greater detail under the headings “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Quarterly Report. Except as required by law, we undertake no obligation to update or revise any forward-looking statements to reflect new information or future events or developments. Readers are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this Quarterly Report on Form 10-Q.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
SANGAMO THERAPEUTICS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited; in thousands)

	March 31, 2020	December 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$85,749	$80,428
Marketable securities	272,381	282,046
Interest receivable	926	682
Accounts receivable	6,970	36,909
Prepaid expenses and other current assets	4,922	5,408
Total current assets	370,948	405,473
Marketable securities, non-current	5,000	21,832
Property and equipment, net	31,294	29,926
Intangible assets	52,137	53,156
Goodwill	38,550	39,273
Operating lease right-of-use assets	75,377	77,289
Other non-current assets	9,470	9,067
Non-current restricted cash	1,500	1,500
Total assets	$584,276	$637,516
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$16,923	$17,556
Accrued compensation and employee benefits	8,592	13,605
Deferred revenues	36,550	38,711
Total current liabilities	62,065	69,872
Deferred revenues, non-current	75,274	81,432
Long-term portion of lease liabilities	40,198	41,192
Deferred income tax	6,444	6,570
Other non-current liabilities	5,880	5,711
Total liabilities	189,861	204,777
Commitments and contingencies
Stockholders' equity:
Preferred stock	—	—
Common stock	1,163	1,160
Additional paid-in capital	1,096,854	1,090,828
Accumulated deficit	(699,898)	(656,985)
Accumulated other comprehensive loss	(3,828)	(2,449)
Total Sangamo Therapeutics, Inc. stockholders' equity	394,291	432,554
Non-controlling interest	124	185
Total stockholders' equity	394,415	432,739
Total liabilities and stockholders' equity	$584,276	$637,516
See accompanying Notes to Condensed Consolidated Financial Statements.

SANGAMO THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited; in thousands, except per share amounts)

	Three Months Ended March 31,
	2020	2019
Revenues	$13,076	$8,071
Operating expenses:
Research and development	41,479	34,850
General and administrative	16,119	17,118
Total operating expenses	57,598	51,968
Loss from operations	(44,522)	(43,897)
Interest and other income, net	1,548	1,694
Net loss	(42,974)	(42,203)
Net loss attributable to non-controlling interest	(61)	(53)
Net loss to Sangamo Therapeutics, Inc. stockholders	$(42,913)	$(42,150)
Basic and diluted net loss per share attributable to Sangamo Therapeutics, Inc. stockholders	$(0.37)	$(0.41)
Shares used in computing basic and diluted net loss per share attributable to Sangamo Therapeutics, Inc. stockholders	116,060	102,270
See accompanying Notes to Condensed Consolidated Financial Statements.

SANGAMO THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited; in thousands)

	Three Months Ended March 31,
	2020	2019
Net loss	$(42,974)	$(42,203)
Foreign currency translation adjustment	(1,633)	(1,504)
Change in unrealized gain on available-for-sale securities	254	253
Comprehensive loss	(44,353)	(43,454)
Comprehensive loss attributable to non-controlling interest	(61)	(53)
Comprehensive loss attributable to Sangamo Therapeutics, Inc.	$(44,292)	$(43,401)
See accompanying Notes to Condensed Consolidated Financial Statements.

SANGAMO THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited; in thousands, except share amounts)

	Three months ended March 31, 2020
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Non- Controlling Interest	Total Stockholders' Equity
	Shares	Amount
Balances at December 31, 2019	115,972,708	$1,160	$1,090,828	$(656,985)	$(2,449)	$185	$432,739
Issuance of common stock upon exercise of stock options and in connection with restricted stock units, net of tax	305,845	3	406	—	—	—	409
Stock-based compensation	—	—	5,620	—	—	—	5,620
Foreign currency translation adjustment	—	—	—	—	(1,633)	—	(1,633)
Net unrealized gain on marketable securities	—	—	—	—	254	—	254
Net loss	—	—	—	(42,913)	—	(61)	(42,974)
Balances at March 31, 2020	116,278,553	$1,163	$1,096,854	$(699,898)	$(3,828)	$124	$394,415

	Three months ended March 31, 2019
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Non- Controlling Interest	Total Stockholders' Equity
	Shares	Amount
Balance at December 31, 2018	102,187,471	$1,022	$929,632	$(562,696)	$(1,440)	$739	$367,257
Cumulative-effect adjustment of ASC Topic 842 on January 1, 2019	—	—	—	897	—	—	897
Issuance of common stock upon exercise of stock options and in connection with restricted stock units, net of tax	141,281	1	215	—	—	—	216
Issuance costs related to public offering	—	—	(258)	—	—	—	(258)
Stock-based compensation	—	—	4,523	—	—	—	4,523
Foreign currency translation adjustment	—	—	—	—	(1,504)	—	(1,504)
Net unrealized gain on marketable securities	—	—	—	—	253	—	253
Net loss	—	—	—	(42,150)	—	(53)	(42,203)
Balances at March 31, 2019	102,328,752	$1,023	$934,112	$(603,949)	$(2,691)	$686	$329,181

See accompanying Notes to Condensed Consolidated Financial Statements.

SANGAMO THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; in thousands)

	Three Months Ended March 31,
	2020	2019
Operating Activities:
Net loss	$(42,974)	$(42,203)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,311	715
Amortization of discount on marketable securities	(744)	(1,238)
Amortization and other changes in right-of-use assets	1,886	782
Loss (gain) on free shares	73	(545)
Stock-based compensation	5,620	4,523
Net loss on lease termination	—	218
Other	—	44
Net changes in operating assets and liabilities:
Interest receivable	(244)	(219)
Accounts receivable	29,939	(2,638)
Prepaid expenses and other assets	(100)	1,152
Prepaid rent	—	(12,101)
Accounts payable and accrued liabilities	345	10,183
Accrued compensation and employee benefits	(4,965)	(3,306)
Deferred revenues	(8,319)	(370)
Long-term portion of lease liabilities	(887)	(66)
Other non-current liabilities	169	(50)
Net cash used in operating activities	(18,890)	(45,119)
Investing Activities:
Purchases of marketable securities	(43,580)	(87,075)
Maturities of marketable securities	71,075	78,253
Purchases of property and equipment	(3,775)	(5,977)
Net cash provided by (used in) investing activities	23,720	(14,799)
Financing Activities:
Taxes paid related to net share settlement of equity awards	(411)	(265)
Proceeds from exercise of stock options and restricted stock units	820	481
Net cash provided by financing activities	409	216
Effects of changes in foreign exchange rates	82	252
Net increase (decrease) in cash, cash equivalents, and restricted cash	5,321	(59,450)
Cash, cash equivalents, and restricted cash, beginning of period	81,928	143,918
Cash, cash equivalents, and restricted cash, end of period	$87,249	$84,468
Supplemental disclosure of non-cash activities:
Property and equipment included in unpaid liabilities	$1,080	$1,834
Right-of-use assets obtained in exchange for lease obligations	$—	$6,676
See accompanying Notes to Condensed Consolidated Financial Statements.

SANGAMO THERAPEUTICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2020
(Unaudited)
NOTE 1—ORGANIZATION, BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Business Overview
Sangamo Therapeutics, Inc. (“Sangamo” or “the Company”) was incorporated in the State of Delaware in June 1995 and changed its name from Sangamo Biosciences, Inc. in January 2017. Sangamo is a clinical-stage biotechnology company focused on translating ground-breaking science into genomic medicines with the potential to transform patients’ lives using the Company's platform technologies in gene therapy, ex vivo gene-edited cell therapy, in vivo genome editing and in vivo genome regulation.
Basis of Presentation
The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020. The Condensed Consolidated Balance Sheet data at December 31, 2019 was derived from the audited Consolidated Financial Statements included in Sangamo’s Annual Report on Form 10-K for the year ended December 31, 2019 (the “2019 Annual Report”) as filed with the SEC on February 28, 2020.
The accompanying Condensed Consolidated Financial Statements include the accounts of the Company and its subsidiaries. All intercompany balances and transactions have been eliminated in the Condensed Consolidated Financial Statements. For consolidated entities where the Company owns or are exposed to less than 100% of the economics, the Company records net loss attributable to non-controlling interests on the Company's Condensed Consolidated Statements of Operations equal to the percentage of the economic or ownership interest retained in such entities by the respective non-controlling parties.
The accompanying Condensed Consolidated Financial Statements and related financial information should be read together with the audited financial statements and footnotes for the year ended December 31, 2019, included in the 2019 Annual Report.
Going Concern
Sangamo is currently working on a number of long-term development projects that will involve experimental technology. The projects may require several years and substantial expenditures to complete and ultimately may be unsuccessful. The Company plans to finance operations with available cash resources, collaboration funds, research grants and from the issuance of equity or debt securities. Sangamo believes that its available cash, cash equivalents and investments as of March 31, 2020, and expected revenues from collaborations, strategic partnerships and research grants, will be adequate to fund its operations at least through the next twelve months from the date the financial statements are issued. Sangamo may require additional financial resources to complete the development and commercialization of its products including zinc finger protein (“ZFP”) therapeutic products. Additional capital may not be available on terms acceptable to the Company, or at all. If adequate funds are not available, or if the terms of potential funding sources are unfavorable, the Company’s business and ability to develop its technology and ZFP therapeutic products would be harmed. Furthermore, any sales of additional equity securities may result in dilution to the Company’s stockholders, and any debt financing may include covenants that restrict the Company’s business.
Summary of Significant Accounting Policies
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

In March 2020, the Company recorded an adjustment to revenue related to a change in estimate in connection with the collaboration agreement with Sanofi Genzyme (“Sanofi”) as result of a decision made by the joint steering committee of Sanofi and Sangamo to increase the project scope and related project cost, which resulted in a decrease in the measure of proportional cumulative performance. In March 2020, the Company also recorded an adjustment to revenue related to a change in estimate in connection with the hemophilia A collaboration agreement with Pfizer Inc. (“Pfizer”). This adjustment was a direct result of the decision to decrease the project scope and the corresponding costs after the successful investigational new drug (“IND”) transfer of the SB-525 product candidate to Pfizer, both of which resulted in an increase in the measure of proportional cumulative performance.
These adjustments increased revenue by $0.1 million, decreased net loss by $0.1 million and no impact on the Company’s basic net loss per share for the three months ended March 31, 2020.
Revenue Recognition
The Company accounts for its revenues pursuant to the provisions of Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers (“ASC Topic 606”). The Company’s contract revenues are derived from collaboration agreements including licensing arrangements and research activity grants. Research and licensing agreements typically include upfront signing or license fees, cost reimbursements for research services, minimum sublicense fees, milestone payments and royalties on future licensee’s product sales. The Company has agreements with both fixed and variable consideration. Non-refundable upfront fees and funding of research and development activities are considered fixed, while milestone payments are generally identified as variable consideration. Sangamo’s research grants are typically multi-year agreements and provide for the reimbursement of qualified expenses for research and development as defined under the terms of the grant agreement. Revenues under research grant agreements are generally recognized when the related qualified research expenses are incurred. Deferred revenue primarily represents the portion of research or license payments received but not earned.
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
A performance obligation is a promise in a contract to transfer a distinct good or service to the customer and is the unit of account in ASC Topic 606. The Company’s performance obligations include license rights, development services and services associated with regulatory submission and approval processes. Revenues from research services earned under collaboration agreements are generally recognized as revenue as the related services are provided. Revenues from non-refundable upfront fees are recognized over time either by measuring progress towards satisfaction of the relevant performance obligation, using the input method (i.e. cumulative actual costs incurred relative to total estimated costs) or on a straight-line basis when a performance obligation is expected to be satisfied evenly over a period of time (or when the entity has a stand-ready obligation). Significant management judgment is required to determine the level of effort required under an arrangement, and the period over which the Company expects to complete its performance obligations under the arrangement, which may include total internal personnel costs and external costs to be incurred as well as, in certain cases, the estimated stand-ready obligation period. Changes in these estimates can have a material effect on revenue recognized. If the Company cannot reasonably estimate when its performance obligations either are completed or become inconsequential, then revenue recognition is deferred until the Company can reasonably make such estimates. The Company includes the unconstrained amount of estimated variable consideration in the transaction price. The amount included in the transaction price is constrained to the amount for which it is probable that a significant reversal of cumulative revenue recognized will not occur. At the end of each subsequent reporting period, the Company re-evaluates the estimated variable consideration included in the transaction price and any related constraint and, if necessary, adjusts its estimate of the overall transaction price. Revenue is then recognized over the remaining estimated period of performance using the cumulative catch-up method. The estimated period of performance and project costs, such as personnel and manufacturing cost, are reviewed quarterly and adjusted, as needed, to reflect the Company’s current assumptions regarding the timing of its deliverables.
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
Revenues from major collaboration agreements and research activity grants as a percentage of total revenues were as follows:

	Three Months Ended March 31,
	2020	2019
Kite Pharma, Inc.	55%	75%
Pfizer	27%	N/A
Sanofi	4%	18%

Receivables from collaborations are typically unsecured and are concentrated in the biopharmaceutical industry. Accordingly, the Company may be exposed to credit risk generally associated with biopharmaceutical companies or specific to its collaboration agreements. To date, the Company has not experienced any losses related to these receivables.
Funds received from third parties under contract or funds received from grant arrangements are generally recorded as revenue if the Company is deemed to be the principal participant in the arrangements because the activities under the contracts or grants are part of the Company’s development programs. Contract funds are not refundable and are recognized when the related qualified research and development costs are incurred and there is reasonable assurance that the funds will be received. Funds received in advance are recorded as deferred revenue.
Business Combinations
The Company accounts for acquisitions using the acquisition method of accounting, which requires that assets acquired, including in-process research and development (“IPR&D”) projects, liabilities assumed and any non-controlling interests in the acquired target in an acquisition be recorded at their fair values as of the acquisition date on the Company’s Consolidated Balance Sheets. Any excess of purchase price over the fair value of net assets acquired is recorded as goodwill. The determination of fair value requires the Company to make significant estimates and assumptions. As a result, the Company may record adjustments to the fair values of assets acquired and liabilities assumed within the measurement period (up to one year from the acquisition date) with the corresponding offset to goodwill. Transaction costs associated with business combinations are expensed as they are incurred.
Goodwill and Intangible Assets
Goodwill represents the excess of the consideration transferred over the fair values of assets acquired and liabilities assumed in a business combination. Intangible assets with indefinite useful lives are related to purchased IPR&D projects and are measured at their respective fair values as of the acquisition date. Goodwill and intangible assets with indefinite useful lives are not amortized. Intangible assets related to IPR&D projects are considered to be indefinite-lived until the completion or abandonment of the associated research and development efforts. If and when development is complete, which generally occurs if and when regulatory approval to market a product is obtained, the associated assets would be deemed finite-lived and would then be amortized based on their respective estimated useful lives at that point in time. The Company tests goodwill and indefinite-lived intangible assets for impairment on an annual basis and between annual tests if the Company becomes aware of any events occurring or changes in circumstances that would indicate the fair values of the assets are below their respective carrying amounts. As of March 31, 2020, no impairment of goodwill or indefinite-lived intangible assets has been identified.
Valuation of Long-Lived Assets
Long-lived assets, including property and equipment and finite-lived intangible assets, are reviewed for impairment whenever facts or circumstances either internally or externally may suggest that the carrying value of an asset may not be recoverable. Recoverability of these assets is measured by comparison of the carrying amount of each asset to the future undiscounted cash flows expected to result from the use of the asset and its eventual disposition. If the asset is considered to be impaired, the amount of any impairment is measured as the difference between the carrying value and the fair value of the impaired asset. As of March 31, 2020, no impairment of any long-lived assets has been identified.
Fair Value Measurements
The carrying amounts for financial instruments consisting of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate fair value due to their short maturities. Marketable securities are stated at their estimated fair values. The free shares asset/liability is measured using a binomial-lattice pricing model and is reviewed each reporting period and adjusted, as needed and is expected to approximate fair value.
Cash, Cash Equivalents and Restricted Cash
Sangamo considers all highly-liquid investments purchased with original maturities of three months or less at the purchase date to be cash equivalents. Cash and cash equivalents consist of cash, deposits in demand money market accounts and commercial paper. Restricted cash consists of a letter of credit for $1.5 million as a deposit for the lease of the corporate headquarters in Brisbane, California.

A reconciliation of cash, cash equivalents and restricted cash reported within the Condensed Consolidated Balance Sheets to the amounts reported within the accompanying Condensed Consolidated Statements of Cash Flows was as follows (in thousands):

	March 31, 2020	December 31, 2019	March 31, 2019	December 31, 2018
Cash and cash equivalents	$85,749	$80,428	$80,968	$140,418
Non-current restricted cash	1,500	1,500	3,500	3,500
Cash, cash equivalents and restricted cash as reported within the accompanying Condensed Consolidated Statements of Cash Flows	$87,249	$81,928	$84,468	$143,918
Marketable Securities
Sangamo classifies its marketable securities as available-for-sale and records its investments at estimated fair value based on quoted market prices or observable market inputs of almost identical assets, with the unrealized holding gains and losses included in Accumulated Other Comprehensive Income (Loss) (“AOCI") within stockholders' equity.
The Company’s investments are subject to a periodic impairment review. The Company recognizes an impairment charge, if material, when a decline in the fair value of its investments below the cost basis is judged to be other-than-temporary. If the estimated fair value of a security is below its carrying value, the Company evaluates whether it is more likely than not that it will sell the security before its anticipated recovery in market value and whether evidence indicating that the cost of the investment is recoverable within a reasonable period of time outweighs evidence to the contrary. The Company also evaluates whether or not it intends to sell the investment. If the impairment is considered to be other-than-temporary, the security is written down to its estimated fair value. In addition, the Company considers whether credit losses exist for any securities. A credit loss exists if the present value of cash flows expected to be collected is less than the amortized cost basis of the security. Other-than-temporary declines in estimated fair value and credit losses are included in other income (expense) within the accompanying Condensed Consolidated Statements of Operations. The Company considers various factors in determining whether to recognize an impairment charge, including the length of time and extent to which the estimated fair value has been less than the Company’s cost basis, the financial condition and near-term prospects of the investee and the Company’s intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in the market value. Realized gains and losses on available-for-sale securities are included in interest and other income, net, which are determined using the specific identification method.
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
Certain materials and key components that the Company utilizes in its operations are obtained through single suppliers. Since the suppliers of key components and materials must be named in an IND application filed with the U.S. Food and Drug Administration for a product, significant delays can occur if the qualification of a new supplier is required. If delivery of material from the Company’s suppliers were interrupted for any reason, the Company may be unable to supply any of its product candidates for clinical trials.
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
As the implicit rate in the Company’s leases is generally unknown, the Company uses its incremental borrowing rate based on the information available at the lease commencement date in determining the present value of remaining lease payments. The incremental borrowing rate represents an estimate of the interest rate the Company would incur at lease commencement to borrow an amount equal to the lease payments on a collateralized basis over the term of a lease in a similar economic environment. The Company considers its credit risk, term of the lease, total lease payments and adjusts for the impacts of collateral, as necessary, when calculating its incremental borrowing rates. The lease terms may include options to extend or terminate the lease when it is reasonably certain the Company will exercise any such options. Rent expense for the Company’s operating leases is recognized on a straight-line basis over the lease term.
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
Recent Adopted Accounting Pronouncements
Collaborative Arrangements
In November 2018, the FASB issued Accounting Standards Update (“ASU”) 2018-18, Collaborative Arrangements (ASC Topic 808): Clarifying the Interaction between Topic 808 and Topic 606 (“ASC Topic 808”), which clarifies that certain transactions between participants in a collaborative arrangement should be accounted for under ASC Topic 606 when the counterparty is a customer. In addition, ASC Topic 808 precludes an entity from presenting consideration from a transaction in a collaborative arrangement as revenue from contracts with customers if the counterparty is not a customer for that transaction. ASU 2018-18 is effective for all interim and annual reporting periods beginning after December 15, 2019. On January 1, 2020, the Company adopted ASU 2018-18. The adoption of ASU 2018-18 did not have a material impact on Company's Condensed Consolidated Financial Statements.
Goodwill Impairment Testing
In January 2017, the FASB issued ASU No. 2017-04, Intangibles – Goodwill and Other (Topic 350): Simplifying the Test of Goodwill Impairment (“ASU 2017-04”). The new guidance simplifies the subsequent measurement of goodwill by eliminating Step 2 from the goodwill impairment test. ASU 2017-04 requires goodwill impairment to be measured as the amount by which a reporting unit’s carrying amount exceeds its fair value, not to exceed the carrying amount of its goodwill. ASU 2017-04 requires prospective application and is effective for annual periods beginning after December 15, 2019. ASU 2017-04 will require the Company to amend its methodology for determining any goodwill impairment beginning in 2020. On January 1, 2020, the Company adopted ASU 2017-04. The adoption of ASU 2017-04 did not have a material impact on Company's Condensed Consolidated Financial Statements.
Credit Losses
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326) (“ASU 2016-13”). ASU 2016-13 implements an impairment model, known as the current expected credit loss model that is based on expected losses rather than incurred losses. Under the new guidance, an entity will recognize as an allowance its estimate of expected credit losses. ASU 2016-13 is effective for all interim and annual reporting periods beginning after December 15, 2019 and must be adopted using a modified retrospective approach, with certain exceptions. Early adoption is permitted. On January 1, 2020, the Company adopted ASU 2016-13 by using a modified retrospective approach. The adoption of ASU 2016-13 did not have a material impact on Company's Condensed Consolidated Financial Statements.
Income Taxes
In December 2019, the FASB issued ASU No. 2019-12, Income Taxes – Simplifying the Accounting for Income Taxes (“ASU 2019-12”). The guidance removes exceptions to the general principles in Income Taxes (Topic 740) for allocating tax expense between financial statement components, accounting basis differences stemming from an ownership change in foreign investments and interim period income tax accounting for year-to-date losses that exceed projected losses. The guidance becomes effective for annual reporting periods beginning after December 15, 2020 and interim periods within those fiscal years with early adoption permitted. On January 1, 2020, the Company early adopted ASU 2019-12. The adoption of ASU 2019-12 did not have a material impact on Company's Condensed Consolidated Financial Statements.

NOTE 2—FAIR VALUE MEASUREMENTS
The Company measures certain financial assets and liabilities at fair value on a recurring basis, including cash equivalents, available-for-sale marketable securities and the free shares asset. Fair value is determined based on a three-tier hierarchy under the authoritative guidance for fair value measurements and disclosures that prioritizes the inputs used in measuring fair value as follows:
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
The fair value measurements of the Company’s cash equivalents, available-for-sale marketable securities and the free shares asset are identified at the following levels within the fair value hierarchy (in thousands):

	March 31, 2020
	Fair Value Measurements
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents:
Money market funds	$59,609	$59,609	$—	$—
Total	59,609	59,609	—	—
Marketable securities:
Commercial paper securities	130,179	—	130,179	—
Corporate debt securities	95,518	—	95,518	—
U.S. government-sponsored entity debt securities	51,684	—	51,684	—
Total	277,381	—	277,381	—
Total cash equivalents and marketable securities	$336,990	$59,609	$277,381	$—

Free shares asset	$163	$—	$—	$163

	December 31, 2019
	Fair Value Measurements
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents:
Money market funds	$30,496	$30,496	$—	$—
Commercial paper securities	2,999	—	2,999	—
Total	33,495	30,496	2,999	—
Marketable securities:
Commercial paper securities	155,368	—	155,368	—
Corporate debt securities	95,017	—	95,017	—
U.S. government-sponsored entity debt securities	53,493	—	53,493	—
Total	303,878	—	303,878	—
Total cash equivalents and marketable securities	$337,373	$30,496	$306,877	$—

Free shares asset	$236	$—	$—	$236

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
Free Shares Asset
As a result of the July 20, 2018 Share Purchase Agreement (“Sangamo France SPA”) to acquire Sangamo France (see Note 10 — Acquisition of Sangamo Therapeutics France S.A.S.), the Company entered into arrangements with the holders of approximately 477,000 “free shares” of Sangamo France pursuant to which the Company has the right to purchase such shares from the holders (a call option) and such holders have the right to sell to the Company such shares from time to time through mid-2021 (a put option). The Company initially recorded a liability of $0.2 million on the acquisition date. The put options were classified within Level 3 of the fair value hierarchy as the Company utilized a binomial-lattice pricing model (the “Monte Carlo simulation model”) that involved certain market conditions to estimate the fair value of the options. The assumptions used in this simulation model are reviewed on a quarterly basis and adjusted, as needed. Subsequent changes in the fair value of the free shares are recorded in general and administrative expenses in the Condensed Consolidated Statements of Operations. During 2019, the Company purchased approximately 111,000 shares of the 477,000 total free shares for a cash payment of approximately $0.3 million upon exercise of the put options. As of March 31, 2020, approximately 366,000 free shares remain outstanding and subject to purchase by the Company.
The fair value of the free shares asset was approximately $0.2 million at December 31, 2019 and the Company recognized an immaterial loss due to a decrease in the fair value of free shares, leaving the balance to an asset of approximately $0.2 million at March 31, 2020.

Free Shares valuation assumptions:	March 31, 2020	December 31, 2019
Sangamo Stock Price (USD)	$6.66	$8.68
Sangamo France Stock Price (EUR)	€1.64	€2.14
EUR / USD Exchange Rate	0.94	0.91
Estimated Correlation Sangamo and Sangamo France Stock Prices	100.0%	100.0%
Sangamo Stock Price (USD) Volatility Estimate	76.7%	72.5%
Sangamo France Stock Price (EUR) Volatility Estimate	76.7%	72.5%
EUR / USD Exchange Rate Volatility Estimate	6.4%	6.6%
Risk Free Rate and Cost of Debt by Expected Exercise Date	Varies	Varies

NOTE 3—CASH EQUIVALENTS AND MARKETABLE SECURITIES
Cash Equivalents and Available-for-sale Securities
The table below summarizes the Company’s cash equivalents and available-for-sale securities (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
March 31, 2020
Assets
Cash equivalents:
Money market funds	$59,609	$—	$—	$59,609
Total	59,609	—	—	59,609
Available-for-sale securities:
Commercial paper securities	129,827	352	—	130,179
Corporate debt securities	95,534	107	(123)	95,518
U.S. government-sponsored entity debt securities	51,433	251	—	51,684
Total	276,794	710	(123)	277,381
Total cash equivalents and available-for-sale securities	$336,403	$710	$(123)	$336,990

December 31, 2019
Assets
Cash equivalents:
Money market funds	$30,496	$—	$—	$30,496
Commercial paper securities	2,998	1	—	2,999
Total	33,494	1	—	33,495
Available-for-sale securities:
Commercial paper securities	155,230	145	(7)	155,368
Corporate debt securities	94,905	115	(3)	95,017
U.S. government-sponsored entity debt securities	53,411	91	(9)	53,493
Total	303,546	351	(19)	303,878
Total cash equivalents and available-for-sale securities	$337,040	$352	$(19)	$337,373
The fair value of investments available-for-sale by contractual maturity were as follows (in thousands):

	March 31, 2020	December 31, 2019
Maturing in one year or less	$272,381	$282,046
Maturing after one year through five years	5,000	21,832
Total	$277,381	$303,878

The Company had no material realized losses of its available-for-sale securities for the three months ended March 31, 2020 or 2019. The Company periodically reviews the available-for-sale investments for other-than-temporary impairment loss. No investments were other-than-temporarily impaired at either March 31, 2020 or December 31, 2019. The Company considers factors such as the duration, severity and the reason for the decline in value, the potential recovery period, creditworthiness of the issuers of the securities and its intent to sell. For available-for-sale securities, it also considers whether (i) it is more likely than not that the Company will be required to sell the debt securities before recovery of their amortized cost basis, and (ii) the amortized cost basis cannot be recovered as a result of credit losses. No significant facts or circumstances have arisen to indicate that there has been any significant deterioration in the creditworthiness of the issuers of the securities held by the Company. Based on the Company's review of these securities, including the assessment of the duration and severity of the unrealized losses and the Company's ability and intent to hold the investments until maturity, there were no other-than-temporary impairments for these securities at March 31, 2020. All available-for-sale securities with unrealized losses have been in a loss position for less than 12 months.

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
The total number of shares subject to stock options and restricted stock units (“RSUs”) outstanding and the employee stock purchase plan (“ESPP”) shares reserved for issuance, which are all anti-dilutive, were excluded from consideration in the calculation of diluted net loss per share attributable to Sangamo Therapeutics, Inc. stockholders. Stock options and RSUs outstanding and ESPP shares reserved for issuance as of March 31, 2020 and 2019 totaled 14,849,728 and 11,604,633, respectively.
NOTE 5—MAJOR CUSTOMERS, PARTNERSHIPS AND STRATEGIC ALLIANCES
Biogen MA, Inc.
In February 2020, the Company entered into a collaboration and license agreement with Biogen MA, Inc. (“BIMA”) and Biogen International GmbH (together with BIMA, “Biogen”) for the research, development and commercialization of gene regulation therapies for the treatment of neurological diseases. The companies plan to leverage the Company’s proprietary ZFP technology delivered via adeno-associated virus (“AAV”) to modulate expression of key genes involved in neurological diseases. Concurrently with the execution of the collaboration agreement, the Company entered into a stock purchase agreement with BIMA, pursuant to which BIMA agreed to purchase 24,420,157 shares of the Company's common stock (the “Biogen Shares”), at a price per share of $9.2137, for an aggregate purchase price of approximately $225.0 million.
The collaboration agreement became effective in April 2020 following termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and satisfaction of other closing conditions, including the payment of $225.0 million for the purchase of the Biogen Shares.
Under the collaboration agreement, Biogen paid the Company an upfront license fee of $125.0 million in May 2020. The Company is also eligible to receive research, development, regulatory and commercial milestone payments that could total up to approximately $2.37 billion if Biogen selects all of the targets allowed under the agreement and all the specified milestones set forth in the agreement are achieved, which includes up to $925.0 million in pre-approval milestone payments and up to $1.45 billion in first commercial sale and other sales-based milestone payments. In addition, the Company is also eligible to receive tiered high single-digit to sub-teen royalties on potential net commercial sales of licensed products arising from the collaboration. These royalty payments are subject to reduction due to patent expiration, entry of biosimilar products to the market and payments made under certain licenses for third-party intellectual property.
Under the collaboration agreement, the Company granted to Biogen an exclusive, royalty bearing and worldwide license, under its relevant patents and know-how, to develop, manufacture and commercialize certain ZFP and/or AAV-based products directed to up to 12 neurological disease gene targets selected by Biogen. Biogen has already selected three of these: ST-501 for tauopathies including Alzheimer’s disease, ST-502 for synucleinopathies including Parkinson’s disease, and a third undisclosed neuromuscular disease target. Biogen has exclusive rights to nominate up to nine additional targets over a target selection period of five years. For each gene target selected by Biogen, the Company will perform early research activities, costs for which will be shared by the companies, aimed at the development of the combination of proprietary central nervous system delivery vectors and ZFP transcription factors (“ZFP-TFs”) (or potential other ZFP products) targeting therapeutically relevant genes. Biogen will then assume responsibility and costs for the IND enabling studies, clinical development, related regulatory interactions, and global commercialization. The Company will be responsible for manufacturing activities for the initial clinical trials for the first three products of the collaboration and plans to leverage its in-house manufacturing capacity, where appropriate, which is currently in development. Biogen will assume responsibility for manufacturing activities beyond the first clinical trial for each of the first three products. Subject to certain exceptions set forth in the collaboration agreement, the Company will be prohibited from developing, manufacturing or commercializing any therapeutic product directed to the targets selected by Biogen.
The collaboration agreement continues on a product-by-product and country-by-country basis until the expiration of all applicable royalty terms. Biogen has the right to terminate the collaboration agreement, in its entirety or on target-by-target basis, for any reason after a specified notice period. Each party has the right to terminate this agreement on account of the other party’s bankruptcy or material, uncured breach. In addition, the Company may terminate the collaboration agreement if Biogen challenges any patents licensed by the Company to Biogen.
Pursuant to the terms of the stock purchase agreement, Biogen has agreed not to, without the Company’s prior written and subject to specified conditions and exceptions, directly or indirectly acquire shares of the Company’s outstanding common stock, seek or propose a tender or exchange offer or merger between the parties, solicit proxies or consents with respect to any matter, or undertake other specified actions related to the potential acquisition of additional equity interests in the Company. Such standstill restrictions expire on the earlier of the three-year anniversary of the effectiveness of the collaboration agreement and the date that Biogen beneficially owns less than 5% of the Company’s common stock.
The stock purchase agreement also provides that until the first anniversary of the effectiveness of the collaboration agreement, Biogen will hold and not sell any of the Biogen Shares and from the first anniversary through the second anniversary, Biogen will hold and not sell at least 50% of the Biogen Shares, in addition to being subject to certain volume limitations. The stock purchase agreement further provides that, subject to certain limitations, upon Biogen’s request, the Company will register for resale any of the Biogen Shares on a registration statement to be filed with the SEC, until such time as all remaining Biogen Shares may be sold pursuant to Rule 144 promulgated under the Securities Exchange Act of 1933, as amended, within a 90-day period.
In addition, Biogen has agreed that, excluding specified extraordinary matters, it will vote the Biogen Shares in accordance with the Company’s recommendation and has granted the Company an irrevocable proxy with respect to the foregoing. Such voting provisions expire on the earlier of (i) the two-year anniversary of the effectiveness of the collaboration agreement, (ii) the date that Biogen beneficially owns less than 5% of the Company’s common stock and (iii) the date the collaboration agreement is terminated; provided, however, that in no event shall such expiration date be prior to the one-year anniversary of the effectiveness of the collaboration agreement.
Kite Pharma, Inc.
In February 2018, the Company entered into a global collaboration and license agreement with Kite Pharma, Inc. (“Kite”), which became effective in April 2018, and was amended and restated in September 2019, for the research, development and commercialization of potential engineered cell therapies for cancer. In this collaboration, Sangamo is working together with Kite on a research program under which the companies are designing zinc finger nucleases (“ZFNs”) and viral vectors to disrupt and insert certain genes in T-cells and natural killer cells (“NK-cells”) including the insertion of genes that encode chimeric antigen receptors (“CARs”), T-cell receptors (“TCRs”), and NK-cell receptors (“NKRs”) directed to mutually agreed targets. Kite is responsible for all clinical development, manufacturing and commercialization of any resulting products.
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
Following the effective date, the Company received a $150.0 million upfront payment from Kite. Kite reimburses the Company’s direct costs to conduct the joint research program. Sangamo is also eligible to receive contingent development- and sales-based milestone payments that could total up to $3.01 billion if all of the specified milestones set forth in this agreement are achieved. Of this amount, approximately $1.26 billion relates to the achievement of specified research, clinical development, regulatory and first commercial sale milestones, and approximately $1.75 billion relates to the achievement of specified sales-based milestones if annual worldwide net sales of licensed products reach specified levels. Each development- and sales-based milestone payment is payable (i) only once for each licensed product regardless of the number of times that the associated milestone event is achieved by such licensed product, and (ii) only for the first ten times that the associated milestone event is achieved regardless of the number of licensed products that may achieve such milestone event. In addition, the Company is entitled to receive escalating, tiered royalty payments with a percentage in the single digits based on future annual worldwide net sales of licensed products. These royalty payments are subject to reduction due to patent expiration, entry of biosimilar products to the market and payments made under certain licenses for third-party intellectual property.
The initial research term in the agreement is six years. Kite has an option to extend the research term of the agreement for up to two additional one-year periods for a separate upfront fee of $10.0 million per year. All contingent payments under the agreement, when earned, will be non-refundable and non-creditable. In connection with the amendment and restatement of the agreement in September 2019, the Company entered into a new research plan with Kite, with estimated reimbursable service cost of approximately $3.4 million, which is included in the total estimated reimbursable service costs. The Company concluded the total transaction price under this agreement is $189.3 million and includes the upfront license fee of $150.0 million and

$39.3 million estimated reimbursable service costs for identified research projects over the estimated performance period. Further, the Company concluded the estimated fees for the presumed exercise of the research term extension options and all milestone amounts are fully constrained. As part of its evaluation of the constraint, the Company considered numerous factors, including the fact that achievement of the milestones at this time is uncertain and contingent upon future events which are uncertain at this time. The Company will re-evaluate the transaction price including the estimated variable consideration included in the transaction price and all constrained amounts in each reporting period and as uncertain events are resolved or other changes in circumstances occur. None of the development and sales-based milestone payments have been included in the transaction price.
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
The Company has identified the primary performance obligations within the Kite agreement as: (1) a license to the technology along with the stand by ready obligation to perform research services, and (2) the on-going research services. Revenue from the upfront license fee relates to access to the license and Company’s obligation to stand-ready to perform such research services as additional targets are selected by Kite. As a result of this obligation to perform research services when and if requested throughout the duration of the contract, the fee for the license and the stand-ready obligation will be recognized over time on a straight-line basis through June 2024, the estimated period of the stand-ready obligation. Revenue from the reimbursable costs related to the integrated service deliverable is recognized as the research services are performed. Related costs and expenses under these arrangements have historically approximated the revenues recognized. The estimated period of performance and project cost is reviewed quarterly and adjusted, as needed, to reflect the Company’s current assumptions regarding the timing of its deliverables. As of March 31, 2020 and December 31, 2019, the Company had deferred revenue of $100.3 million and $106.5 million, respectively, related to this agreement.
Revenues recognized under the agreement for the three months ended March 31, 2020 and 2019 were as follows (in thousands):

	Three Months Ended March 31,
	2020	2019
Revenue related to Kite agreement:
Recognition of license and stand-ready fee	$6,227	$6,159
Research services	992	2,153
Total	$7,219	$8,312
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
Upon execution of the agreement, the Company received an upfront fee of $70.0 million and is eligible to receive development milestone payments contingent on the achievement of specified clinical development, intellectual property, regulatory and first commercial sale milestones for SB-525 and potentially other products. In addition, Sangamo is eligible to receive up to $208.5 million in payments upon the achievement of specified clinical development, intellectual property and regulatory milestones and up to $266.5 million in payments upon first commercial sale milestones for SB-525 and potentially other products. The total amount of potential clinical development, intellectual property, regulatory and first commercial sale milestone payments, assuming the achievement of all specified milestones in the agreement, is up to $475.0 million, which includes up to $300.0 million for SB-525 and up to $175.0 million for other products that may be developed under the agreement, subject to reduction on account of payments made under certain licenses for third-party intellectual property. In addition, Pfizer agreed to pay the Company royalties for each potential licensed product developed under the agreement that are an escalating tiered, double-digit percentage of the annual net sales of such product and are subject to reduction due to patent expiration, entry of biosimilar products to the market and payment made under certain licenses for third-party intellectual property. To date, a $25.0 million milestone has been achieved and paid, however no products have been approved and therefore no royalty fees have been earned under the agreement.
The Company assessed the agreement with Pfizer in accordance with ASC Topic 606 and concluded that Pfizer is a customer. As of March 31, 2020, the total transaction price under this agreement is $104.0 million, which represents the upfront and research services fees of $79.0 million and one unconstrained milestone in the amount of $25.0 million. Sangamo is responsible for internal and external research costs as part of the upfront fee and has the ability to request additional reimbursement from Pfizer if certain conditions are met. None of the clinical or regulatory milestones have been included in the transaction price, as all such milestone amounts are fully constrained. As part of its evaluation of the constraint, the Company considered numerous factors, including the fact that achievement of the milestones at this time is uncertain and contingent upon future periods when the uncertainty related to the variable consideration is resolved. The Company will re-evaluate the transaction price, including its estimated variable consideration included in the transaction price and all constrained amounts in each reporting period and as uncertain events are resolved or other changes in circumstances occur.
The Company has identified the performance obligations within the agreement as a license to the technology and on-going research services. The Company concluded that the license is not discrete as it does not have stand-alone value to Pfizer apart from the research services to be performed by the Company pursuant to the agreement. As a result, the Company recognizes revenue from the upfront payment based on proportional performance of the on-going research services through 2020, the estimated period the Company will perform research services. The estimation of progress towards the satisfaction of its performance obligation and project cost is reviewed quarterly and adjusted, as needed, to reflect the Company’s current assumptions regarding the timing of its deliverables. As of March 31, 2020 and December 31, 2019, the Company had deferred revenue of $1.0 million and $4.0 million, respectively, related to this agreement.
In December 2019, the Company entered into an amendment to the agreement, pursuant to which the Company transferred the IND for SB-525 to Pfizer. Upon this transfer the Company achieved a $25.0 million milestone as the conditions for achieving the milestone were met. The Company recognized on a cumulative basis approximately $24.7 million as of March 31, 2020 attributed to this milestone as revenue and $1.0 million during the three months ended March 31, 2020. The balance of this payment of $0.3 million will be recognized as revenue commensurate with the provision of research services over the remaining term of the agreement.
Revenues recognized under the agreement for the three months ended March 31, 2020 and 2019 were as follows (in thousands):

	Three Months Ended March 31,
	2020	2019
Revenue related to Pfizer SB-525 agreement:
Recognition of upfront fee and research services	$2,190	$(3,040)
Milestone achievement	993	—
Total	$3,183	$(3,040)

In March 2019, the Company received new data results, and expanded enrollment of patients in the ongoing trial. As a result, the estimated project cost increased and the proportional performance was updated based on the actual services delivered to Pfizer as a percentage of the updated project cost as of March 31, 2019. The increase in project cost resulted in a decrease in the measure of the proportional cumulative performance. During the three months ended March 31, 2019, the Company recorded a revenue reduction of approximately $3.0 million or 38% of total revenues due to a decrease in the measure of the proportional cumulative performance.
In March 2020, the Company recorded an adjustment to revenue related to a change in estimate in connection with the hemophilia A collaboration agreement with Pfizer. This adjustment was a direct result of the decision to decrease the project scope and the corresponding costs, after the successful IND transfer of the SB-525 product candidate to Pfizer, both of which resulted in an increase in the measure of proportional cumulative performance. This adjustment increased revenue by $2.4 million, decreased net loss by $2.4 million and decreased the Company’s basic net loss per share by $0.02 for the three months ended March 31, 2020.
C9ORF72 Research Collaboration and License Agreement
In December 2017, the Company entered into a separate exclusive, global collaboration and license agreement with Pfizer for the development and commercialization of potential gene therapy products that use ZFP-TFs to treat amyotrophic lateral sclerosis and frontotemporal lobar degeneration linked to mutations of the C9ORF72 gene. Pursuant to this agreement, the Company agreed to work with Pfizer on a research program to identify, characterize and preclinically develop ZFP-TFs that bind to and specifically reduce expression of the mutant form of the C9ORF72 gene.
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
The Company has identified the performance obligations within this agreement as a license to the technology and on-going research services. The Company concluded that the license is not discrete as it does not have stand-alone value to Pfizer apart from the services to be performed by the Company pursuant to the agreement. As a result, the Company recognizes revenue from the upfront payment based on proportional performance of the on-going services, over the estimated period the Company will perform research services. The estimation of progress towards the satisfaction of its performance obligation and project cost is reviewed quarterly and adjusted, as needed, to reflect the Company’s current assumptions regarding the timing of its deliverables. As of March 31, 2020 and December 31, 2019, the Company had deferred revenue of $7.6 million and $8.0 million, respectively, related to this agreement.
Revenues recognized under the agreement for the three months ended March 31, 2020 and 2019 were as follows (in thousands):

	Three Months Ended March 31,
	2020	2019
Recognition of upfront fee related to Pfizer C9ORF72 agreement	$360	$615
Sanofi Genzyme
In January 2014, the Company entered into an exclusive worldwide collaboration and license agreement to develop therapeutics for hemoglobinopathies, focused on beta thalassemia and sickle cell disease (“SCD”). The agreement was originally signed with BIMA, who subsequently assigned it to Bioverativ Inc., which was later acquired by Sanofi. Under the agreement, the Company is jointly conducting two research programs: the beta thalassemia program and the SCD program. In the beta thalassemia program, the Company is responsible for all discovery, research and development activities through the first human clinical trial. In the SCD program, both parties are responsible for research and development activities through the submission of an IND application for ZFP therapeutics intended to treat SCD.
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
Under the agreement, the Company received an upfront license fee of $20.0 million and is eligible to receive development and sales milestone payments upon the achievement of specified regulatory, clinical development and sales milestones. In addition, the Company is also eligible to receive up to $115.8 million in payments upon the achievement of specified clinical development and regulatory milestones, as well as up to $160.5 million in payments upon the achievement of specified sales milestones. The total amount of potential regulatory, clinical development and sales milestone payments, assuming the achievement of all specified milestones in the agreement, is up to $276.3 million. In addition, the Company will receive royalty payments for each licensed product that are a tiered double-digit percentage of annual net sales of each product. Sanofi reimburses Sangamo for agreed upon costs incurred in connection with research and development activities conducted by Sangamo. To date, a $6.0 million milestone has been achieved related to ST-400 for beta thalassemia and another $7.5 million milestone has been achieved related to SCD, however no products have been approved and therefore no royalty fees have been earned under the Sanofi agreement.

All contingent payments under the agreement, when earned, will be non-refundable and non-creditable. The transaction price of $93.3 million includes the upfront license fee of $20.0 million, two unconstrained milestones in the amount of $13.5 million and estimated research costs of $59.8 million for identified research projects over the estimated performance period, as all unachieved milestone amounts are fully constrained. As part of its evaluation of the constraint, the Company considered numerous factors, including the fact that achievement of the milestones at this time is uncertain and contingent upon future periods when the uncertainty related to the variable consideration is resolved. The Company will re-evaluate the transaction price, including the estimated variable consideration included in the transaction price and all constrained amounts, in each reporting period and as uncertain events are resolved or other changes in circumstances occur. None of the clinical or regulatory milestones have been included in the transaction price.
The Company assessed the agreement with Sanofi in accordance with ASC Topic 606 and concluded that Sanofi is a customer. The Company has identified the performance obligations within this arrangement as a license to the technology and on-going research services activities. The Company concluded that the license is not discrete as it does not have stand-alone value to Sanofi apart from the research services to be performed pursuant to the agreement. As a result, the Company recognizes revenue from the upfront payment based on proportional performance of the ongoing services through 2022, the estimated period the Company will perform research services. The estimation of progress towards the satisfaction of performance obligation and project cost is reviewed quarterly and adjusted, as needed, to reflect the Company’s current assumptions regarding the timing of its deliverables. Related costs and expenses under these arrangements have historically approximated the revenues recognized. As of March 31, 2020 and December 31, 2019, the Company had deferred revenue of $2.9 million and $1.7 million, respectively, related to this agreement.
In August 2019, the Company achieved a $6.0 million milestone with Sanofi upon dosing of the third subject in the ST-400 beta thalassemia Phase 1 clinical trial. The Company recognized on a cumulative basis approximately $5.5 million as of March 31, 2020 attributed to this milestone as revenue and a revenue reversal of $0.2 million was recognized during the three months ended March 31, 2020.
In December 2019, the Company achieved a $7.5 million milestone with Sanofi upon dosing of the first subject in the SCD Phase 1 clinical trial. The Company recognized on a cumulative basis approximately $6.8 million as of March 31, 2020 attributed to this milestone as revenue and a revenue reversal of $0.3 million was recognized during the three months ended March 31, 2020.
Revenues recognized under the agreement for the three months ended March 31, 2020 and 2019 were as follows (in thousands):

	Three Months Ended March 31,
	2020	2019
Revenue related to Sanofi agreement:
Recognition of upfront fee	$(729)	$752
Research services	1,720	1,197
Milestone achievement	(492)	—
Total	$499	$1,949
In March 2020, the Company recorded an adjustment to revenue related to a change in estimate in connection with the collaboration agreement with Sanofi. This adjustment was a direct result of the decision in March 2020 to increase the project scope and the corresponding costs, both of which resulted in a decrease in the measure of proportional cumulative performance. This adjustment decreased revenue by $2.2 million, increased net loss by $2.2 million and increased the Company’s basic net loss per share by $0.02 for the three months ended March 31, 2020.
California Institute for Regenerative Medicine
In May 2018, the California Institute for Regenerative Medicine (“CIRM”) granted a Strategic Partnership Award for $8.0 million to fund the clinical studies of a potentially curative ZFP therapeutic for the treatment of beta thalassemia based on the application of Sangamo’s ZFN genome editing technology. The grant exists through December 31, 2022 and provides matching funds to support the evaluate ST-400, a gene-edited cell therapy candidate for people with transfusion-dependent beta thalassemia. As of March 31, 2020, the Company had received $5.2 million under the award.
Under the terms of the CIRM grants, the Company is obligated to pay royalties and licensing fees based on a low single digit royalty percentage on net sales of CIRM-funded product candidates or CIRM-funded technology. The Company has the option to decline any and all amounts awarded by CIRM and as an alternative to revenue sharing, the Company has the option to convert the award to a loan. No such election has been made as of the date of the issuance of these financial statements. If the

Company terminates a CIRM-funded clinical trial, it is obligated to repay any unused CIRM funds received. Therefore, as of March 31, 2020 and December 31, 2019, $5.9 million and $5.7 million, respectively, including interest, related to this award are recorded as a loan in other long-term liabilities on the accompanying Condensed Consolidated Balance Sheets as the Company does not expect to repay these amounts within the next 12 months.
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
On March 27, 2020, the President signed the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) into law. The CARES Act is a relief package that includes changes to the US tax code including but not limited to, (1) modifications to the calculation of interest deductibility in 2019 and 2020; (2) changes to rules related to the uses and limitations of net operating loss carryforwards created in 2018-2020 and (3) technical corrections for qualified improvement property. The CARES Act did not have a material impact on the Company's Condensed Consolidated Statements of Operations for the three months ended March 31, 2020.
NOTE 7—COMMITMENTS AND CONTINGENCIES
Leases
Sangamo occupies approximately 87,700 square feet of office and research and development laboratory facilities in Brisbane, California, pursuant to a lease that expires in May 2029. Sangamo also occupies approximately 45,600 square feet of research and office space in Richmond, California pursuant to leases that expire in August 2026. In addition, the Company leases approximately 20,800 square feet of research and office space in Valbonne, France subject to leases that expire beginning in June 2025 through March 2028.
Certain of these leases include renewal options at the election of the Company to renew or extend the lease for an additional five to ten years. These optional periods have not been considered in the determination of the ROU assets or lease liabilities associated with these leases as the Company did not consider it reasonably certain that it would exercise the options.
The Company performed evaluations of its contracts and determined each of its identified leases are operating leases. For the three months ended March 31, 2020, the Company incurred $2.6 million of lease costs included in operating expenses in the Condensed Consolidated Statements of Operations in relation to these operating leases. Variable lease expense was $0.5 million for the three months ended March 31, 2020 and was not included in the measurement of the Company’s operating ROU assets and lease liabilities. The variable expense consists primarily of the Company’s proportionate share of operating expenses, property taxes and insurance and is classified as lease expense due to the Company’s election to not separate lease and non-lease components.
Cash paid for amounts included in the measurement of operating lease liabilities for the three months ended March 31, 2020 was $1.6 million and was included in net cash used in operating activities in the Company’s Condensed Consolidated Statements of Cash Flow.

As of March 31, 2020, the maturities of the Company’s operating lease liabilities were as follows (in thousands):

Total
Nine months ending December 31, 2020	$4,298
2021	6,385
2022	6,463
2023	6,551
2024	6,689
Thereafter	26,134
Total lease payments	56,520
Less:
Imputed interest	(13,023)
Total	$43,497

Reported as of March 31, 2020:
Operating lease liabilities - current (included in Accounts payable and accrued liabilities on the Condensed Consolidated Balance Sheet)	$3,299
Operating lease liabilities - long-term	40,198
Total	$43,497
As of March 31, 2020, the weighted-average remaining lease term is 8.6 years and the weighted-average incremental borrowing rate used to determine the operating lease liability was 6.2% for the Company’s operating leases.
The Company does not have any financing leases.
Contingencies
Sangamo is not party to any material pending legal proceedings or contingencies. From time to time, the Company may be involved in legal proceedings arising in the ordinary course of business.
NOTE 8—STOCK-BASED COMPENSATION
The following table shows total stock-based compensation expense included in the Condensed Consolidated Statements of Operations for the three months ended March 31, 2020 and 2019 (in thousands):

	Three Months Ended March 31,
	2020	2019
Research and development	$2,839	$2,298
General and administrative	2,781	2,225
Total stock-based compensation expense	$5,620	$4,523

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
NOTE 10—ACQUISITION OF SANGAMO THERAPEUTICS FRANCE S.A.S.

        On July 20, 2018, Sangamo entered into various agreements with the goal of eventually acquiring 100% of Sangamo France’s share capital. The Company entered into the Sangamo France SPA with certain shareholders of Sangamo France, pursuant to which it acquired 13,519,036 ordinary shares of Sangamo France (“Ordinary Shares”) as part of a block transaction that closed on October 1, 2018 (the “Acquisition Date”). Additionally, the Company and Sangamo France entered into a Tender Offer Agreement pursuant to which Sangamo agreed to acquire 11,528,635 Ordinary Shares for the same price per share as the

Sangamo France SPA via a cash tender offer that closed on November 23, 2018. Following the block transaction, cash tender offer, and other open market purchases of shares, the Company owned 98.2% of the Ordinary Shares as of December 31, 2018 (or 25,047,671 Ordinary Shares). In addition to the Sangamo France SPA and the tender offer agreement, the Company also entered into arrangements with the holders of approximately 477,000 “free shares” of Sangamo France pursuant to which the Company has the right to purchase such shares from the holders (a call option) and such holders have the right to sell to the Company such shares from time to time through mid-2021 (a put option) (collectively the “Free Shares Options”). In June 2019, Sangamo France became a société par actions simplifiée (“S.A.S.”) and was renamed from “TxCell” to “Sangamo Therapeutics France.” During 2019, the Company acquired approximately 111,000 vested free shares, increasing its ownership of the Ordinary Shares from 98.2% to 98.7%. The Company did not acquire any vested free shares during the three months ended March 31, 2020.
At the Acquisition Date, the fair value of the Free Shares Options was estimated to be a liability of $0.2 million. See “Note 2 — Fair Value Measurements-Free Shares Asset” for information regarding the valuation method. The fair value of the Free Shares Options will vary based on future changes in the Company’s stock price during the option period. The fair value of the Free Shares Options was estimated to be an asset of $0.2 million as of March 31, 2020.
The acquisition of Sangamo France was accounted for as a business combination in accordance with ASC Topic 805, Business Combinations. The operating results of Sangamo France after the Acquisition Date have been included in the Company’s Condensed Consolidated Statements of Operations.
There were no goodwill impairments during the three months ended March 31, 2020 or during 2019 and, as noted below, substantially all of the non-controlling interest on the Acquisition Date was subsequently acquired by the Company and, accordingly, substantially all of the goodwill is allocated to the Company as of March 31, 2020 and December 31, 2019.
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
Non-Controlling Interest
The fair value of the remaining non-controlling was determined based on the number of outstanding shares comprising the non-controlling interest and the $2.99 acquisition price per share as of the Acquisition Date. The non-controlling interest is presented as a component of stockholders' equity on the Company’s Condensed Consolidated Balance Sheets.
Non-controlling interest as of March 31, 2020 was as follows (in thousands):

Total
Balance at December 31, 2019	$185
Loss attributable to non-controlling interest	(61)
Balance at March 31, 2020	$124

NOTE 11—SUBSEQUENT EVENTS
In April 2020, the collaboration and license agreement with Biogen became effective following termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and satisfaction of other closing conditions, including the payment of $225.0 million for the purchase of the Biogen Shares. Under the collaboration and license agreement, Biogen paid the Company an upfront license fee of $125.0 million in May 2020.
ITEM  2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The discussion in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contains trend analysis, estimates and other forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements include, without limitation, statements containing the words “believes,” “anticipates,” “expects,” “continue,” “intend,” “plan,” “will,” “may” and other words of similar import or the negative of those terms or expressions. Such forward-looking statements are subject to known and unknown risks, uncertainties, estimates and other factors that may cause our actual results, performance or achievements, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Actual results could differ materially from those set forth in such forward-looking statements as a result of, but not limited to the “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q. You should read the following discussion and analysis along with the financial statements and notes attached to those statements included elsewhere in this report and in our Annual Report on Form 10-K for the year ended December 31, 2019, or the 2019 Annual Report, as filed with the Securities and Exchange Commission, or SEC, on February 28, 2020.
In addition, the section of this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” generally discusses 2020 and 2019 items and quarter-to-quarter comparisons between 2020 and 2019. Discussions of 2019 items and quarter-to-quarter comparisons between 2019 and 2018 are not included in this Quarterly Report on Form 10-Q and can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part I, Item 2 of our Quarterly Report on Form 10-Q for the three months ended March 31, 2019, as filed with the SEC on May 8, 2019.
Overview
We are a clinical stage biotechnology company focused on translating ground-breaking science into genomic medicines with the potential to transform patients’ lives using our platform technologies in gene therapy, ex vivo gene-edited cell therapy, in vivo genome editing and in vivo genome regulation.

Our strategy is to maximize the value and therapeutic use of our technology platforms. For certain therapies, we intend to capture the value of our proprietary gene therapy, cell therapy, genome editing and genome regulation technologies by manufacturing and developing product candidates and commercializing approved products ourselves. For other therapies, we intend to partner with other biopharmaceutical companies to manufacture and develop product candidates and commercialize approved products as appropriate. Decisions to partner product candidates will be based on review of our internal resources, internal know-how, assessment of technical risk, anticipated length and complexity of clinical studies, competitive landscape and other commercial considerations. Our diverse pipeline includes genomic medicine product candidates across multiple therapeutic areas including inherited metabolic disorders, or IMDs, rare blood diseases, central nervous system diseases, oncology and immunology, which comprises inflammatory and autoimmune diseases.

We are a leader in the research and development of zinc finger proteins, or ZFPs, a naturally occurring class of transcription factor proteins found in humans and other species. We have used our internal know-how and technical expertise to develop a proprietary synthetic ZFP platform with potential clinical utility in ex vivo gene-edited cell therapy, in vivo genome editing and in vivo genome regulation. ZFPs may be engineered to make zinc finger nucleases, or ZFNs, that can be used to selectively modify DNA sequences by knocking in or knocking out genes of choice, or zinc finger protein transcription factors, or ZFP-TFs, that can be used to selectively increase or decrease gene expression. In the process of developing this platform, we have additionally accrued significant scientific, manufacturing and development capabilities, as well as related know-how all of which are broadly applicable to the field of gene therapy. We have used this knowledge to advance a gene therapy platform.

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

Business Update

In February 2020, we entered into a collaboration and license agreement with Biogen MA, Inc., or BIMA, and Biogen International GmbH (together with BIMA, Biogen), for the research, development and commercialization of gene regulation therapies for the treatment of neurological diseases, including ST-501 a preclinical ZFP-TF product candidate for tauopathies including Alzheimer’s disease, and ST-502, a preclinical ZFP-TF product candidate for alpha-synuclein related diseases including Parkinson’s disease, among other targets. Concurrently with the execution of the collaboration and license agreement, we entered into a stock purchase agreement with BIMA in which BIMA agreed to purchase $225.0 million of newly issued shares of our common stock, or Biogen Shares. In April 2020, the collaboration agreement became effective and we received the stock sale proceeds, and Biogen paid us an upfront license fee of $125.0 million in May 2020. We are also eligible to receive research, development, regulatory and commercial milestone payments that could total up to approximately $2.37 billion if Biogen selects all of the targets allowed under the agreement and all the specified milestones set forth in the agreement are achieved, which includes up to $925.0 million in pre-approval milestone payments and up to $1.45 billion in first commercial sale and other sales-based milestone payments. In addition, we are also eligible to receive tiered royalties on potential net commercial sales of licensed products arising from the collaborations. For more information regarding the Biogen collaboration, see section entitled “—Collaborations—Biogen” in Item 1, Business of our 2019 Annual Report.

In December 2019, we completed the transfer to Pfizer of the SB-525 hemophilia A gene therapy investigational new drug, or IND, application for which we earned a $25.0 million milestone payment under our collaboration agreement with Pfizer for the global development and commercialization of gene therapies for hemophilia A. In 2019, we also completed the manufacturing technology transfer to Pfizer. Pfizer has announced that it is advancing SB-525 into a Phase 3 registrational clinical study, which may provide the basis for seeking regulatory approval as a therapeutic, and that it expects to dose the first patient in the study in the second half of 2020. We presented updated follow-up data from the Phase 1/2 Alta Study assessing SB-525 in adult patients with severe hemophilia A in partnership with Pfizer at the 61st American Society of Hematology, or ASH, annual meeting in December 2019. The data showed that SB-525 was generally well tolerated and its administration resulted in a sustained increased Factor VIII levels following treatment with SB-525 through to 44 weeks, the extent of follow-up for the longest treated patient in the 3e13 vg/kg dose cohort. We are working with Pfizer to provide an update on the data shared at the ASH meeting and anticipate that the update will occur this year.

We are also evaluating our wholly owned ST-920 gene therapy for Fabry disease, a rare inherited metabolic disease. In 2019, the IND was accepted by the U.S. Food and Drug Administration, or FDA, and a clinical trial authorization, or CTA, was granted in the United Kingdom. The FDA also granted Orphan Drug Designation to ST-920 for the treatment of Fabry disease. We are currently evaluating ST-920 in adult males with classic Fabry disease in the Phase 1/2 STAAR study, an open-label, dose-ascending clinical trial. We have successfully screened and enrolled patients into the STAAR study and are carefully following the impact of the evolving COVID-19 pandemic on the operations of clinical sites and on the health care system in order to identify an appropriate time to infuse the first subject.

In collaboration with our partner Sanofi, we are evaluating gene-edited cell therapies for two hemoglobinopathies, ST-400 for transfusion dependent beta thalassemia, and BIVV003 for sickle cell disease, or SCD. ST-400 and BIVV003 are both designed to induce the synthesis of fetal hemoglobin, achieved by gene-edited knock out of the erythroid specific enhancer of the BCL11a gene, which encodes a strong repressor of the gamma globin gene. In December 2019, we achieved a $7.5 million milestone payment from Sanofi for the first subject dosed in Sanofi’s Phase 1/2 PRECIZN-1 trial evaluating BIVV003 for SCD. We have enrolled and dosed five patients into the Thales Study evaluating ST-400 for beta thalassemia. No additional beta thalassemia patients will be treated until the data from both studies have been collected and analyzed. Sanofi will continue enrolling sickle cell patients into the PRECIZN-1 study. We and Sanofi will look for an appropriate time to present data from these programs at a future date once both studies have accumulated a sufficient number of patients and follow up.

We are also evaluating chimeric antigen receptor regulatory T cell, or CAR-Treg, cell therapies for the treatment of inflammatory and autoimmune diseases. Our lead CAR-Treg program is TX200, which is being evaluated to treat HLA-A2 mismatched kidney transplantation. In late 2019, we received CTA authorization in the United Kingdom for the TX200 Phase 1/2 STEADFAST clinical trial. As we plan the initiation of the STEADFAST trial, we are monitoring the impact of the evolving COVID-19 pandemic on clinical operations for this study and expect to dose the first subject in 2021.

In April 2020, we executed a collaboration agreement with UK cell conversion company Mogrify Ltd, or Mogrify, to develop allogeneic cell therapies from Mogrify’s proprietary stem cell conversion technology using our ZFP and gene-engineered CAR-Treg, platforms. We believe this collaboration may potentially accelerate our development of scalable and accessible CAR-Treg cell therapies to treat inflammatory and autoimmune diseases, diversifying our options and complementing current efforts.

In February 2018, we entered into a global collaboration and license agreement with Kite Pharma, Inc., or Kite, a Gilead Company, which became effective in April 2018, and was amended and restated in September 2019, for the research, development and commercialization of potential engineered cell therapies for cancer. In this collaboration, Sangamo is working together with Kite on a research program under which the companies are designing ZFNs and viral vectors to disrupt and insert certain genes in T-cells and natural killer cells, or NK-cells including the insertion of genes that encode chimeric antigen receptors, or CARs, T-cell receptors, or TCRs, and NK-cell receptors, or NKRs directed to mutually agreed targets. Kite is responsible for all clinical development, manufacturing and commercialization of any resulting products. In collaboration with Kite, we are evaluating KITE-037, an allogeneic anti-CD19 CAR-T cell product. Kite has informed us that the timeline for the initiation of the KITE-037 clinical trial planned for 2020 may be delayed due to the impact of the COVID-19 pandemic.

We currently rely on contract manufacturing organizations, or CMOs, to produce our preclinical and clinical product candidates in accordance with FDA and the European Medicines Agency, or EMA, mandated regulations, also known as current good manufacturing practices, or cGMPs. We employ a technical operations staff in the areas of process development, analytical development, quality control, quality assurance, project management, and manufacturing to facilitate appropriate oversight of our CMOs, support of our regulatory filings and execution of clinical trials. We are building a cGMP manufacturing facility in our new headquarters building in Brisbane, CA. This facility is being designed to manufacture Phase 1/2 clinical trial supplies for our gene therapy and cell therapy pipeline and potentially collaboration programs. The gene therapy manufacturing facility is currently anticipated to become operational in 2020. The cell therapy manufacturing facility in Brisbane, as well as another cell therapy manufacturing facility at our site in Valbonne, France, are anticipated to become operational in 2021.

Estimated Impacts of Evolving COVID-19 Pandemic

In December 2019, COVID-19 was reported and in March 2020, the World Health Organization characterized COVID-19 as a global pandemic. Also that month, governmental agencies imposed shelter-in-place rules in areas where we operate in California, France and the United Kingdom. The extent to which the COVID-19 pandemic will impact our business, operations and financial condition, either directly or indirectly, will depend on future developments that remain highly uncertain at the present time. As our understanding of events evolves and additional information becomes available, we may materially change our guidance relating to our revenues, expenses and timelines for manufacturing, clinical trials and research and development.

We have implemented an operating plan to continue business operations during COVID-19 shelter-in-place orders. In March, we briefly paused laboratory operations to develop workplace safety protocols and to understand more fully the guidance of governmental organizations and the shelter-in-place restrictions. We have since resumed modified laboratory operations subject to enhanced health and safety protocols and modified working schedules. Office-based employees have been working from home since March 2020.

We do not anticipate any material negative impact on our financial condition in 2020 as a result of the COVID-19 pandemic. We believe we are well positioned financially to execute on our wholly owned and partnered research and clinical programs. We ended the first quarter of 2020 with $363.1 million in cash, cash equivalents and marketable securities, and since the end of the quarter have received an additional $350.0 million in cash related to the Biogen collaboration, including both a $125.0 million upfront license fee and $225.0 million in proceeds from the sale of stock to Biogen. Although we believe we are well capitalized currently, if the capital markets become impaired for a prolonged period of several years, our financial condition could deteriorate. We do not currently anticipate any material impairments to the valuation of the financial assets or goodwill on our balance sheet as a result of COVID-19. We do not believe that the remote workplace arrangements we have implemented for our office-based employees have affected our financial reporting or control systems.

Our business relies on cooperation with clinical trial sites and with external biopharmaceutical research and manufacturing partners, and we have been working with these sites and partners to minimize any impact of COVID-19 on our clinical trials and our research and development operations. Although our laboratory operations in the United States and France have resumed, enhanced health and safety protocols and modified workplace schedules could result in reduced productivity. In addition to laboratory work supporting our proprietary research, we also conduct research to support collaborations with biopharmaceutical partners, which under certain circumstances provides us with expense reimbursements and other potential payments. At this time, we do not anticipate any material impact to our ability to perform these obligations and earn revenues or to be reimbursed for our expenses. We do anticipate that some clinical trial timelines may be impacted due to COVID-19 and the diversion of healthcare resources to fight the pandemic. For our ST-920 program, for example, we have been able to enroll multiple patients into the STAAR Study, but dosing of these subjects is postponed until it is deemed appropriate and safe. Our TX200 program is experiencing a delay because of international travel restrictions. We will continue to monitor the impact of COVID-19 on timelines of our clinical trials. We are not aware of supply shortages related to COVID-19 that will affect our clinical trials or research operations.

See also the section titled “Risk Factors” for additional information on risks and uncertainties related to the evolving COVID-19 pandemic.

Certain Components of Results of Operations
Our revenues have consisted primarily of revenues derived from collaboration agreements with our strategic partners related to upfront license fees, reimbursable research services, milestones achievements and grant funding. We expect revenues to continue to fluctuate from period to period and there can be no assurance that new collaborations or partner funding will continue beyond their initial terms or that we are able to meet the milestones specified in these agreements.
We have incurred net losses since inception and expect to incur losses in the future as we continue our research and development activities. To date, we have funded our operations primarily through the issuance of equity securities, payments from our strategic partners and research grants.
We expect to continue to devote substantial resources to research and development in the future and expect research and development expenses to increase in the next several years if we are successful in advancing our gene therapy and our genome editing programs in the clinic and, if we are able, to progress our earlier stage product candidates into clinical trials.
Critical Accounting Policies and Estimates
The accompanying management's discussion and analysis of our financial condition and results of operations are based upon our Condensed Consolidated Financial Statements and the related disclosures, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates, assumptions and judgments that affect the reported amounts in our Condensed Consolidated Financial Statements and accompanying notes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. There have been no significant changes in our critical accounting policies and estimates disclosed in our 2019 Annual Report.
Results of Operations for the Three Months Ended March 31, 2020 and 2019
Revenues

	Three Months Ended March 31,
	(in thousands, except percentage values)
	2020	2019	Change	%
Revenues	$13,076	$8,071	$5,005	62%
Total revenues consisted of revenues from collaboration agreements and, to a significantly lesser extent research grants. We anticipate revenues over the next several years will be derived primarily from our collaboration agreements with Biogen, Kite, Pfizer and Sanofi as we continue to recognize upfront and milestone payments received under such agreements over time in revenues.
The increase of $5.0 million in revenues for the three months ended March 31, 2020, compared to the same period in 2019, was primarily due to an increase of $6.2 million in revenues related to our hemophilia A collaboration agreement with Pfizer due to a change in estimate and subsequent adjustment to revenue under the agreement. In the three months ended March 31, 2019, we increased the project scope and costs related to Pfizer as we accelerated the program, thereby resulting in a decrease of proportional cumulative performance and a corresponding decrease in revenues by $3.0 million. In the three months ended March 31, 2020, after the successful IND transfer of the SB-525 to Pfizer, we decreased the project scope resulting in an increase in revenues of $3.2 million.
Operating expenses

	Three Months Ended March 31,
	(in thousands, except percentage values)
	2020	2019	Change	%
Operating expenses:
Research and development	$41,479	$34,850	$6,629	19%
General and administrative	16,119	17,118	(999)	(6%)
Total operating expenses	$57,598	$51,968	$5,630	11%

Research and Development Expenses
Research and development expenses consisted primarily of compensation related expenses including stock-based compensation, laboratory supplies and expenses related to preclinical and clinical studies, manufacturing clinical supply, allocated facilities, information technology expenses and contracted research.
The increase of $6.6 million in research and development expenses for the three months ended March 31, 2020, compared to the same period in 2019, was driven by $4.7 million increase in overhead costs as we ramp up our internal manufacturing operations, a $2.8 million increase in headcount related compensation expense to support clinical trials, and an increase of $1.2 million in laboratory supplies. These increases were partially offset by a decrease of $2.9 million in clinical and manufacturing supply expenses due to timing of our trials and programs. Stock-based compensation expense included in research and development expenses was $2.8 million and $2.3 million for the three months ended March 31, 2020 and 2019, respectively.
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
In any event, our potential therapeutic products are subject to a lengthy and uncertain regulatory process that may not result in our receipt of any necessary regulatory approvals. Failure to receive the necessary regulatory approvals would prevent us from commercializing the product candidates affected. In addition, clinical trials of our product candidates may fail to demonstrate safety and efficacy, which could prevent or significantly delay regulatory approval. The full extent of the impact of the COVID-19 pandemic on our business, operations and financial results will depend on numerous evolving factors that we may not be able to accurately predict. A discussion of the risks and uncertainties with respect to our research and development activities, including completing the development of our product candidates, and the consequences to our business, financial position and growth prospects can be found in “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q.
General and Administrative Expenses
General and administrative expenses consist primarily of compensation related expenses including stock-based compensation for executive, legal, finance and administrative personnel, professional fees, allocated facilities and information technology expenses, and other general corporate expenses.
The decrease of $1.0 million in general and administrative expenses for the three months ended March 31, 2020, compared to the same period in 2019, was primarily due to a decrease of $1.7 million in corporate costs as a result of higher professional and outside service fees in 2019 related to the acquisition of Sangamo France and a decrease of $1.6 million in facility and support costs allocated to general and administrative functions as we continue to ramp up our manufacturing operations in 2020. These decreases were offset by an increase of $2.5 million in headcount driven compensation costs. Stock-based compensation expense included in general and administrative expenses was $2.8 million and $2.2 million for the three months ended March 31, 2020 and 2019, respectively.
As we continue to build out our product portfolio and advance our product candidates into the clinic, we expect higher general and administrative expenses to support the growth of the business.
Interest and other income, net
Interest and other income, net, decreased by $0.1 million for the three months ended March 31, 2020, compared to the same period in 2019.

Liquidity and Capital Resources
Liquidity
Since inception, we have incurred significant net losses and we have funded our operations primarily through the issuance of equity securities, payments from corporate collaborators and strategic partners and research grants.
As of March 31, 2020, we had cash, cash equivalents, and marketable securities totaling $363.1 million compared to $384.3 million as of December 31, 2019, with the decrease primarily attributable to our net operating expenditures. Our most significant use of capital pertains to our employee compensation and external research and development expenses, such as manufacturing, clinical trials and preclinical activity related to our therapeutic programs. Our cash and investment balances are held in a variety of interest-bearing instruments, including U.S. government-sponsored entity debt securities, corporate debt securities, commercial paper securities and money market funds. Cash in excess of immediate requirements is invested in accordance with our investment policy with a view toward capital preservation and liquidity.
Since the beginning of 2017, we have received significant amounts of capital as upfront payments under our collaboration arrangements. Our collaboration agreements provide for the payment of development, regulatory, and commercial milestones. In February 2020, we entered into a collaboration and license agreement with Biogen for the research, development and commercialization of gene regulation therapies for the treatment of neurological diseases, which became effective in April 2020. Upon effectiveness of the agreement in April 2020, we received a payment of $225.0 million for the purchase of the Biogen Shares. In addition, Biogen paid us an upfront license fee of $125.0 million in May 2020. For more information see Note 5 — Major Customers, Partnerships and Strategic Alliances in the Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q. We currently anticipate that cash flows from operations, available funds and access to financing sources, including our revolving credit facility, will continue to be sufficient to meet our cash needs for at least the next twelve months. During the period of uncertainty of volatility related to the COVID-19 pandemic, we will continue to monitor our liquidity.
Cash Flows
Operating activities
Net cash used in operating activities was $18.9 million for the three months ended March 31, 2020 primarily reflecting our net loss of $43.0 million, a decrease in deferred revenues of $8.3 million, partially offset by a decrease in accounts receivable of $29.9 million and stock-based compensation of $5.6 million and other activities.
Investing activities
Net cash provided by investing activities for the three months ended March 31, 2020 was $23.7 million related to a net increase in maturities of marketable securities, partially offset by purchases of property and equipment.
Financing activities
Net cash provided by financing activities for the three months ended March 31, 2020 was $0.4 million related to proceeds from the issuance of common stock upon exercise of stock options and restricted stock units, partially offset by taxes paid related to net share settlement of equity awards.
Operating Capital and Capital Expenditure Requirements
We anticipate continuing to incur operating losses for at least the next several years. While we expect our rate of cash usage to increase in the future, in particular to support our product development endeavors, we believe that our available cash resources, as well as expected revenues from collaborators, strategic partners and research grants, will be adequate to fund our currently planned operations through at least the next twelve months from the date the financial statements are issued. Future capital requirements beyond the next twelve months will be substantial and if our capital resources are insufficient to meet future capital requirements, we may need to raise additional capital to fund our operations through equity or debt financing. We regularly consider fund raising opportunities and may decide, from time to time, to raise capital based on various factors, including market conditions and our plans of operation. Additional capital may not be available on terms acceptable to us, or at all. If adequate funds are not available, or if the terms of potential funding sources are unfavorable, our business and our ability to advance our product candidate pipeline would be harmed. Furthermore, any sales of additional equity securities may result in dilution to our stockholders, and any debt financing may include covenants that restrict our business.
Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

Contractual Obligations and Commercial Commitments
Our future minimum contractual commitments were reported in our 2019 Annual Report and there have been no material changes outside the ordinary course of business in the previously disclosed contractual commitments during the three months ended March 31, 2020.
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
The securities in our investment portfolio are not leveraged and are classified as available-for-sale. The majority of these available-for-sale securities are short-term in nature and subject to minimal interest rate risk. Our investments currently consist of commercial paper, corporate debt securities and U.S. government-sponsored entity debt securities. Our investment policy, approved by our Board of Directors, limits the amount we may invest in any one type of investment issuer, thereby reducing credit risk concentrations. All investments have a fixed interest rate and are carried at market value, which approximates cost. We do not use derivative financial instruments in our investment portfolio. We do not believe that a change in interest rates would have a material negative impact on the value of our investment portfolio. Our market risks at March 31, 2020 have not changed materially from those discussed in Item 7A of the 2019 Annual Report.
Volatile market conditions arising from the COVID-19 pandemic may result in significant changes to exchange rates relative to the U.S. dollar and may affect our operating results as expressed in U.S. dollars.
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
Under the supervision of our principal executive officer and principal financial officer, we evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of March 31, 2020. Based on that evaluation, as of March 31, 2020, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level.
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

Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting that occurred during the three months ended March 31, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
We have not experienced any material impact to our internal controls over financial reporting even though most of our employees are working remotely due to the evolving COVID-19 pandemic. We continue to monitor and assess the COVID-19 pandemic in order to minimize the impact on the design and operating effectiveness of our internal controls.

PART II. OTHER INFORMATION
ITEM  1. LEGAL PROCEEDINGS
We are not party to any material pending legal proceedings. From time to time, we may be involved in legal proceedings arising in the ordinary course of business.
ITEM  1A. RISK FACTORS

An investment in our common stock involves significant risk. This Form 10-Q contains forward-looking information based on our current expectations. Because our actual results may differ materially from any forward-looking statements made by or on our behalf, this section includes a discussion of important factors that could affect our actual future results, including, but not limited to, our revenues, expenses, net loss and net loss per share. You should carefully consider the information described in the following risk factors in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2019, or the 2019 Form 10-K, together with the other information appearing elsewhere in this report, before making an investment decision regarding our common stock.

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
•delays in recruiting and enrolling suitable patients to participate in our clinical trials;
•delays in clinical trial activities due to the evolving COVID-19 global pandemic and the diversion of healthcare resources to fight the pandemic;
•imposition of a clinical hold by regulatory authorities as a result of a serious adverse event or after an inspection of our clinical trial operations or trial sites;
•failure by us, any CROs we engage or any other third parties to adhere to clinical trial requirements;
•failure to perform in accordance with the Good Clinical Practice regulations of the U.S. Food and Drug Administration, or FDA, or applicable laws and regulations in the European Union, or EU, and other countries;

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

We have not yet reached agreement with regulatory authorities on the complete development pathway for certain product candidates, and such authorities can change decisions or guidance with respect to approvable endpoints, particularly as the technology continues to develop in these areas. Due to the novelty of certain programs, the endpoints needed to support regulatory approvals will likely be different from those originally anticipated. Any inability to successfully complete preclinical and clinical development of our product candidates, or complete such trials in the time frames anticipated, could result in additional costs to us or impair our ability to generate revenues from product sales, or achieve regulatory and commercialization milestones and royalties, or shorten any periods during which we may have exclusivity. Even if a product candidate were to successfully obtain approval from the FDA and comparable foreign regulatory authorities, any approval might contain significant limitations related to use restrictions for specified age groups, warnings, precautions or contraindications, or may be subject to burdensome post-approval study or risk management requirements. Also, any regulatory approval of our current or future product candidates, once obtained, may be withdrawn. If we are unable to obtain and maintain regulatory approval for our product candidates in one or more jurisdictions, or any approval contains significant limitations, we would not be able to generate anticipated revenues or become profitable, which would have an adverse effect on our business operations and financial conditions.

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

A regulatory authority such as the FDA or the European Medicines Agency, or EMA, must approve any human therapeutic product before it can be marketed in such jurisdiction. The process for receiving regulatory approval is long and uncertain, and a potential product may not withstand the rigors of testing under the regulatory approval processes. Before commencing clinical trials in humans in the United States, we must submit an Investigational New Drug application, or IND, to the FDA. Certain countries outside of the United States have a similar process that requires the submission of a clinical trial application much like the IND prior to the commencement of human clinical trials. In the EU, for example, a clinical trial authorization, or CTA, must be submitted for each clinical protocol to each country’s national health authority and an independent ethics committee. Only after an IND becomes effective and/or the applicable CTA has been accepted may clinical trials begin. See the “Business—Government Regulation” section in our 2019 Form 10-K for details regarding the regulatory approval processes applicable to our product candidates. While there is some overlap, the regulatory requirements to conduct clinical trials and seek marketing approval vary by jurisdiction. There is no guarantee that the safety studies and other data generated will be sufficient to permit us to conduct clinical trials in all jurisdictions where planned, or once generated, that such clinical trial data will be sufficient to obtain marketing approval in all jurisdictions in which we intend to seek such approval. If we are not able to obtain the necessary regulatory approvals to conduct our clinical trials, or commercialize our products, or if such approvals are delayed or suspended, it would have an adverse effect on our business operations and trading price of our common stock.

We may not be able to find suitable patients or may find it difficult to enroll patients for our clinical trials, which could delay or prevent us from proceeding with clinical trials of our product candidates.

Identifying and qualifying patients to participate as subjects in clinical trials of our product candidates is critical to our success. The timing of our clinical trials depends on our ability to recruit patients to participate, as well as completion of required follow-up periods. For example, hemophilia trials often take longer to enroll due to the availability of existing treatments. There are also a number of other product candidates in development by our competitors, who compete for the same limited patient populations. If we are not able to enroll the necessary number of subjects in a timely manner, we may not be able to complete our clinical trials. We may face similar challenges or delays in our other or potential future clinical trials. If patients are unwilling to participate in our gene therapy studies because of negative publicity from adverse events related to the biotechnology or gene therapy fields, competitive clinical trials for similar patient populations or for other reasons, the timeline for recruiting patients, conducting studies and obtaining regulatory approval of our product candidates may be delayed. These delays could result in increased costs, delays in advancing our product candidates, delays in testing the effectiveness of our product candidates or termination of the clinical trials altogether.

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
•potential delays related to the evolving COVID-19 global pandemic and the diversion of healthcare resources to fight the pandemic;
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

Special regulatory designations, such as RMAT or orphan drug designations, may not be available for our product candidates or may not lead to a faster development or regulatory review or approval process.

We have received regenerative medicine advanced therapy, or RMAT, designation for our product candidate to treat severe hemophilia A. Additionally, some of our product candidates have also been granted Orphan Drug Designation by the FDA, and some have also been designated Orphan Medicinal Products by the EMA. Regulatory authorities in some jurisdictions, including the United States and the EU, may designate drugs for relatively small patient populations as orphan drugs. For additional information regarding these special regulatory designations, see the “Business—Government Regulation” section in our 2019 Form 10-K.

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

During the conduct of clinical trials, subjects report changes in their health, including illnesses, injuries and discomforts, to their study doctor. Often, it is not possible to determine if the product candidate being studied caused these conditions, particularly as many of the diseases we are studying have complex comorbidities. If clinical experience indicates that our product candidates have side effects or cause serious or life-threatening side effects, the development of the product candidate may fail or be delayed, or, if the product candidate has received regulatory approval, such approval may be revoked, which would severely harm our business, prospects, operating results and financial condition.

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
•acceptance by physicians, treatment centers and patients of the drug as a safe and effective treatment;
•the adoption of novel gene therapies by physicians, hospitals and third-party payors;
•the potential and perceived advantages of product candidates over alternative treatments;
•the safety of product candidates seen in a broader patient group, including use outside approved indications;
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

In addition to uncertainty about the potential pricing structure for certain of our product candidates, cost containment is a recurrent trend in the healthcare industry. Government authorities and third-party payors have attempted to control costs by limiting coverage and the amount of reimbursement for certain medications. We cannot be sure that coverage and adequate reimbursement will be available for any product that we commercialize and, if reimbursement is available, what the level of reimbursement will be. If reimbursement is not available or is available only at limited levels, we may be unable to successfully commercialize any product candidate for which we obtain regulatory approval. Our inability to promptly obtain coverage and profitable reimbursement rates from both government-funded and private payors for any approved products that we develop could have an adverse effect on our operating results, our ability to raise capital needed to commercialize products and our overall financial condition.

Recently enacted and future legislation, including potentially unfavorable pricing regulations or other healthcare reform initiatives, may increase the difficulty and cost for us to obtain regulatory approval of and commercialize our product candidates and affect the prices we may obtain.

The regulations that govern, among other things, regulatory approvals, coverage, pricing and reimbursement for new drug products vary widely from country to country. In the United States and some foreign jurisdictions, there have been a number of legislative and regulatory changes and proposed changes regarding the healthcare system that could prevent or delay regulatory approval of our product candidates, restrict or regulate post-approval activities and affect our ability to successfully sell any product candidates for which we obtain regulatory approval. Also, there has been heightened governmental scrutiny recently over pharmaceutical and biological product pricing practices in light of the rising cost of prescription drugs and biologics. Such scrutiny has resulted in several recent Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for pharmaceutical and biological products. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, have been designed to encourage importation from other countries and bulk purchasing. For a discussion of health reform activity and the current pricing framework, see the “Business—Government Regulation—Healthcare Reform” and “—Pricing, Coverage and Reimbursement” section in our 2019 Form 10-K.

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

Even if we obtain regulatory approval in a jurisdiction, the regulatory authority may still impose significant restrictions on the indicated uses or marketing of our product candidates or impose ongoing requirements for potentially costly post-approval studies, post-market surveillance or patient or drug restrictions. For example, the FDA typically advises that patients treated with gene therapy undergo follow-up observations for potential adverse events for a 15-year period. Additionally, the holder of an approved biologics license application, or BLA, is required to comply with FDA rules and is subject to FDA review and periodic inspections, in addition to other potentially applicable federal and state laws, to ensure compliance with current good manufacturing practices, or cGMP, and adherence to commitments made in the BLA.

If we or a regulatory agency discovers previously unknown problems with a product such as adverse events of unanticipated severity or frequency, or problems with the facility where the product is manufactured, a regulatory agency may impose restrictions relative to that product or the manufacturing facility, including requiring recall or withdrawal of the product from the market or suspension of manufacturing. Moreover, product labeling, advertising and promotion for any approved product will be subject to regulatory requirements and continuing regulatory review. Failure to comply with such requirements, when and if applicable, could subject us to a number of actions ranging from warning letters to product seizures or significant fines, among other actions. See the “Business—Government Regulation—U.S. Review and Approval Processes” section in our 2019 Form 10-K for more information.

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

We have limited resources and may forego or delay pursuit of certain programs or product candidates that later prove to have greater commercial potential. Our resource allocation decisions may cause us to fail to capitalize on viable commercial products or profitable market opportunities or pursue partnering arrangements rather than retain sole responsibility for development. Our current and future research and development programs for product candidates may not yield any commercially viable products. If we do not accurately evaluate the commercial potential or target market for a particular product candidate, we may pursue opportunities that end up having a number of competitors that are more advance than our product candidates, or relinquish valuable rights to that product candidate through strategic collaboration, licensing or other royalty arrangements in cases where it would have been more advantageous for us to retain sole development and commercialization rights to such product candidate. We may also allocate internal resources to a product candidate in a therapeutic area in which it would have been more advantageous to enter into a partnering arrangement or which does not prove to have viable commercial opportunities. Any failure to use our financial and human resources efficiently could harm our business and operations.

Even if our technology proves to be effective, it still may not lead to commercially viable products.

Even if we, our collaborators or strategic partners are successful in using our zinc finger protein, or ZFP, technology in drug discovery, protein production, therapeutic development or other areas in which we have licensed our technology, such as plant agriculture, we or they may not be able to commercialize the resulting products or may decide to use other methods competitive with this technology. To date, no company has received marketing approval or has developed or commercialized any therapeutic or agricultural products based on our ZFP technology. Should our technology fail to provide safe, effective, useful or commercially viable approaches to the discovery and development of these product candidates, this would significantly limit our business and future growth and would adversely affect our value.

Risks Relating to Manufacturing

We are building a manufacturing facility that could support future clinical production of our product candidates. We have no experience as a company manufacturing pharmaceutical or biological products, and there can be no assurance that we will be able to build a compliant manufacturing facility or, if built, we will be able to successfully manufacture any of our product candidates.

We expect to utilize both contract manufacturing organizations, or CMOs, and our own facility to meet our projected needs for clinical supply. We intend to expand our manufacturing capacity by designing and building a manufacturing facility in Brisbane, California that we plan to initially use to support our clinical supply needs. To meet these objectives, we will need to transition manufacturing processes and know-how of our product candidates to our own facility. Transferring manufacturing processes and know-how is complex and involves review and incorporation of both documented and undocumented processes that may have evolved over time. In addition, transferring production to different facilities may require utilization of new or different processes to meet the specific requirements of a given facility. Additional studies may also need to be conducted to support the transfer of certain manufacturing processes and process improvements. We cannot be certain that all relevant know-how and data has been adequately incorporated into the manufacturing process until the completion of studies (and the related evaluations) intended to demonstrate the comparability of material previously produced with that generated by our CMOs. Although some of our employees have experience in the manufacturing of pharmaceutical and biological products from prior employment at other companies, we, as a company, have no prior experience in pharmaceutical and biological product manufacturing, and operating this facility will require us to comply with complex regulations and to continue to hire and retain experienced scientific, quality control, quality assurance and manufacturing personnel. Designing and building a manufacturing facility has been and will continue to be time-consuming and expensive, and we may experience delays or cost overruns. In addition, government approvals will be required for us to operate a manufacturing facility and can be time-consuming to obtain. As a manufacturer of pharmaceutical and biological products, we also will be required to demonstrate and maintain cGMP compliance. These requirements include, among other things, quality control, quality assurance and the maintenance of records and documentation. Furthermore, establishing manufacturing operations will require a reallocation of other resources, particularly the time and attention of our senior management. Even if we are able to establish our own manufacturing capabilities, we could encounter challenges in operating the manufacturing facility in compliance with cGMP, regulatory or other applicable requirements, resulting in potential negative consequences, including regulatory actions, which could undermine our ability to utilize this facility for our own manufacturing needs. Any failure or delay in the development of our manufacturing capabilities could adversely impact the development of our product candidates.

Manufacturing our product candidates is costly and difficult and may not support regulatory approval or commercial viability.

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

For example, some of our product candidates are biologics and their manufacture involves complex processes, including the development of cell lines or cell systems to produce the biologic, with the challenge of significant variability. Further, there are difficulties in growing large quantities of such cells, consistently and sufficiently isolating certain types of cells and harvesting and purifying the biologic produced by them. The cost to manufacture biologics is generally far higher than traditional small molecule chemical compounds, and the manufacturing process can be difficult to reproduce. Thus, there is no guarantee we will be successful in establishing a larger-scale commercial manufacturing process for our product candidates or obtaining the needed manufacturing capacity. Due to the high cost to manufacture, inherent uncertainty related to manufacturing costs, and uncertainty in our patient population, there is risk that some of our product candidates may not be commercially viable.

We operate laboratories and are building manufacturing facilities that use potentially harmful biological materials and hazardous materials. If we use these materials in a manner that causes injury or violates laws, we may be liable for damages, penalties or fines.

Our research and development activities involve and our planned manufacturing facilities will involve the controlled use of potentially harmful biological materials as well as hazardous materials, chemicals, and various radioactive compounds typically employed in the study of molecular and cellular biology. For example, we routinely use cells in culture and gene delivery vectors, and we employ small amounts of radioisotopes in trace experiments. We are subject to federal, state, and local laws and regulations governing the use, storage, handling, and disposal of these materials and specified waste products. Although we maintain up-to-date licensing and training programs, we cannot eliminate the risk of accidental contamination or injury from the use, storage, handling, or disposal of these materials or the risk of violating laws governing these materials. In the event of contamination or injury or violation of applicable laws, we could be held liable for damages, penalties or fines that result, and any liabilities could exceed our resources. We currently carry insurance covering certain liabilities arising from our use of these materials. However, if we are unable to maintain adequate insurance coverage at a reasonable cost, we may not have insurance covering these liabilities.

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

The occurrence, or suspected occurrence, of production and distribution difficulties, whether due to the impacts of the evolving COVID-19 pandemic or otherwise, can lead to lost inventories, with consequential reputational damage and the risk of product liability. The investigation and remediation of any identified problems can cause development delays and substantial expense. Any unforeseen failure in the storage of the product or loss in supply could delay our clinical trials and, with respect to our product candidates that may be approved, result in a loss of our market share and negatively affect our business, financial condition, results of operations and prospects.

We currently rely on third parties to conduct some or all aspects of manufacturing of our product candidates for preclinical and clinical development. If one of our third-party manufacturers fails to perform adequately or fulfill our needs, we may be required to incur significant costs and devote significant efforts to find new suppliers or manufacturers.

We currently have limited experience in clinical-scale manufacturing of our product candidates and we rely upon third-party CMOs to manufacture and supply drug product for our preclinical studies and clinical trials. Although we are in the process of building out a cGMP compliant manufacturing facility in our Brisbane facility, it is not yet ready, and will only manufacture limited quantities of our product candidates for our early stage clinical trials. We intend to continue to rely on third parties for the manufacture of product candidates for later stage clinical trials, and commercial-scale manufacturing for any approved product. The manufacture of pharmaceutical and biological products in compliance with the FDA’s cGMP requires significant expertise and capital investment, including the development of advanced manufacturing techniques and process controls. Manufacturers of pharmaceutical and biological products often encounter difficulties in production, including difficulties with production costs and yields, quality control, including stability of the product candidate and quality assurance testing, shortages of qualified personnel, as well as compliance with strictly enforced cGMP requirements, other federal and state regulatory requirements and foreign regulations. If our manufacturers were to encounter any of these difficulties or otherwise fail to comply with their obligations to us or under applicable regulations, our ability to provide study biologics in our clinical trials would be jeopardized. Any delay or interruption in the supply of clinical trial materials could delay the completion of our clinical trials, increase the costs associated with maintaining our clinical trial programs and, depending upon the period of delay, require us to commence new studies at significant additional expense or terminate the studies completely.

We and our CMOs must comply with cGMP requirements enforced by the FDA through its facilities inspection program. These requirements include, among other things, quality control, quality assurance and the maintenance of records and documentation. We and our CMOs may be unable to comply with these cGMP requirements and with other FDA, state and foreign regulatory requirements. The FDA or similar foreign regulatory agencies may also implement new standards at any time or change their interpretation and enforcement of existing standards for manufacture, packaging or testing of products. We have limited control over our manufacturers’ compliance with these regulations and standards. Failure to comply with these requirements may result in fines and civil penalties, suspension of production, suspension or delay in product approval, product seizure or recall or withdrawal of product approval. If the safety of any product supplied is compromised due to our manufacturers’ failure to adhere to applicable laws or for other reasons, we may not be able to obtain regulatory approval for or successfully commercialize our products and we may be held liable for any injuries sustained as a result. Any of these factors could cause a delay of clinical trials, regulatory submissions, approvals or commercialization of our product candidates, entail higher costs or impair our reputation.

Our current agreements with our CMOs do not provide for the entire supply of the drug product necessary for all anticipated clinical trials or for full scale commercialization. If we and our CMOs cannot agree to the terms and conditions for them to provide the drug product necessary for our clinical and commercial supply needs, we may not be able to manufacture the product candidate until a qualified alternative manufacturer is identified, which could also delay the development of, and impair our ability to commercialize our product candidates.

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

If we or our competitors develop, acquire or market technologies or products that are more effective than ours, our financial condition and ability to successfully market or commercialize our product candidates or be profitable would be adversely affected.

The biotechnology and pharmaceutical industries are highly competitive and subject to significant and rapid technological change. We are aware of several companies focused on other methods for editing cells, editing genes and regulating gene expression and a limited number of commercial and academic groups pursuing the development of genome editing and genome regulation technology. The field of applied gene-edited cell therapy, genome editing and genome regulation is highly competitive and we expect competition to persist and intensify in the future from a number of different sources, including pharmaceutical and biotechnology companies, academic and research institutions, and government agencies that will seek to develop competing products as well as technologies that will compete with our ZFP technology platform. For example, in genome editing and gene therapy products, competing proprietary technologies with our product development focus include but are not limited to, recombinant proteins, other gene therapy/cDNAs, antisense, siRNA and microRNA approaches, exon skipping, small molecule drugs, monoclonal antibodies, Clustered Regularly Interspaced Short Palindromic Repeats, or CRISPR/Cas technology and Transcription Activator-Like Effector, or TALE, proteins, meganucleases, and MegaTALs. See the “Business—Competition” section in our 2019 Form 10-K for more information on the competition we may face.

Any products that we or our collaborators or strategic partners develop by using our ZFP technology platform will enter highly competitive markets. Even if we are able to generate products that are safe and effective for their intended use, competing technologies may prove to be more effective or less expensive, which, to the extent these competing technologies achieve market acceptance, will limit our revenue opportunities. In some cases, competing technologies have proven to be effective and less expensive. Competing technologies may include other methods of regulating gene expression or modifying genes. ZFNs and our ZFP transcription factors, or ZFP-TFs, have broad application in the life sciences industry and compete with a broad array of new technologies and approaches being applied to genetic research by many companies.

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

The global COVID-19 pandemic could adversely affect our business and operations, including at our primary offices, which are currently subject to shelter-in-place orders, and at our clinical trial sites, as well as the business and operations of our collaborators, strategic partners, manufacturers, CROs and other third parties with whom we conduct business.

On January 30, 2020, the World Health Organization declared the coronavirus outbreak a “Public Health Emergency of International Concern” and on March 10, 2020, declared it to be a pandemic. Our business and operations could be adversely affected by the effects of the pandemic. Actions taken around the world to help mitigate the spread of the coronavirus include restrictions on travel, and quarantines in certain areas, and forced closures for certain types of public places and businesses, including in the three countries where Sangamo has most of its day-to-day operations, the United States, France and the United Kingdom. Our business has been directly impacted by pandemic restrictions aimed at reducing the spread of the disease, including multiple California executive orders, several semi-coordinated San Francisco Bay Area orders, several other state and additional local orders across the country and similar orders outside the U.S., which, among other things, direct individuals to shelter at their places of residence, direct businesses and governmental agencies to cease non-essential operations at physical locations, prohibit certain non-essential gatherings, and order cessation of non-essential travel. The San Francisco Bay Area shelter-in-place order will continue until May 31, 2020, unless further extended. In response to these public health directives and orders, we have implemented work-from-home policies for most employees and modified working protocols and schedules in our laboratories. The effects of government orders and our work-from-home and laboratory policies may negatively impact productivity, disrupt our business and delay our pre-clinical and clinical programs and timelines, the magnitude of which will depend, in part, on the length and severity of the restrictions and other limitations on our ability to conduct our business in the ordinary course. These disruptions, and possibly more severe disruptions in the future that may arise due to the extension of these orders or new orders, could negatively impact our business, operating results and financial condition.

Imposition of government orders, including quarantine and shelter-in-place orders related to COVID-19 or other infectious diseases, could continue to impact personnel at our laboratories and our third-party manufacturing facilities in the United States and other countries, and the availability or cost of materials, which would disrupt our supply chain. Many of our third-party manufacturers which we use for the supply of materials for product candidates or other materials necessary to manufacture product to conduct preclinical tests and clinical trials are located in countries affected by COVID-19, and should they experience disruptions, such as temporary closures or suspension of services, we would likely experience delays in advancing these tests and trials.

In addition, our clinical trials and clinical trials managed by our collaborators may be affected by the COVID-19 pandemic. Clinical site initiation, patient recruitment and enrollment and dosing of subjects may be delayed due to prioritization of hospital resources toward the COVID-19 pandemic. Some subjects may not be able to comply with clinical trial protocols if quarantines impede subject movement or interrupt healthcare services. Similarly, the pandemic may limit the ability to recruit and retain principal investigators and site staff who, as healthcare providers, may have heightened exposure to COVID-19 and adversely impact our clinical trial operations. For example, we have not yet dosed subjects in our clinical trial for our ST-920 therapy to treat Fabry disease.

The spread of COVID-19, which has caused a broad impact globally, may materially affect us economically. While the potential economic impact brought by, and the duration of, COVID-19 may be difficult to assess or predict, a widespread pandemic could result in significant disruption of global financial markets, reducing our ability to access capital, which could in the future negatively affect our liquidity. In addition, a recession or market correction resulting from the spread of COVID-19 could materially affect our business and the value of our common stock.

The global pandemic of COVID-19 continues to rapidly evolve. The extent to which the COVID-19 pandemic impacts our business, our clinical development and regulatory efforts will depend on future developments that are highly uncertain and cannot be predicted with confidence, such as the ultimate geographic spread of the disease, the duration of the outbreak, travel restrictions, quarantines and social distancing requirements in the United States, France, United Kingdom and other countries, business closures or business disruptions and the effectiveness of actions taken in the United States, France, United Kingdom and other countries to contain and treat the disease. Accordingly, we do not yet know the full extent of potential delays or impacts on our business, sales of our products, our clinical and regulatory activities, healthcare systems or the global economy as a whole. However, these effects could adversely affect our business, financial condition, results of operations and growth prospects.

In addition, to the extent the evolving COVID-19 pandemic adversely affects our business and results of operations, it may also have the effect of heightening many of the other risks and uncertainties described in this ‘‘Risk Factors’’ section.

Negative public opinion and increased regulatory scrutiny of gene therapy and genomic medicines may damage public perception of the safety of our product candidates and adversely affect our ability to conduct our business or obtain regulatory approvals for our product candidates.

Genetically modified products are currently subject to public debate and heightened regulatory scrutiny, either of which could prevent or delay production of agricultural products. Gene therapy remains a novel technology, with only two in vivo gene therapy products approved for a genetic disease to date in the United States and only a few in vivo gene therapy products for genetic diseases approved to date in the EU. Public perception may be influenced by claims that gene therapy is unsafe, and gene therapy may not gain the acceptance of the public or the medical community. For example, reports of serious adverse events in a retroviral gene transfer trial for infants with X-linked severe combined immunodeficiency, or X-linked SCID, in France and subsequent FDA actions putting related trials on hold in the United States had a significant negative impact on the public perception and stock price of certain companies involved in gene therapy, whether or not the specific company was involved with retroviral gene transfer, or whether the specific company’s clinical trials were placed on hold in connection with these events. Other adverse events could occur in the field of gene therapy and genomic medicine that could result in increased regulatory scrutiny, potential regulatory delays or negative impact on public perception of gene therapy and genomic medicines, which could cause our stock price to decline.

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

Healthcare providers, physicians and third-party payors will play a primary role in the recommendation and prescription of any product candidates for which we obtain regulatory approval. Arrangements with healthcare providers, third-party payors and customers may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we would market, sell and distribute our products. As a biotechnology company, even though we will not control referrals of healthcare services or bill directly to Medicare, Medicaid or other third-party payors, federal and state healthcare laws and regulations pertaining to fraud and abuse and patients’ rights are and will be applicable to our business. For details regarding the restrictions under applicable federal and state healthcare laws and regulations that may affect our ability to operate see the “Business—Government Regulation—Additional Regulation” section in our 2019 Form 10-K.

The scope and enforcement of each of these laws is uncertain and subject to rapid change in the current environment of healthcare reform, especially in light of the lack of applicable precedent and regulations. Scrutiny has also increased, which has led to a number of investigations, prosecutions, convictions and settlements in the healthcare industry. Responding to investigations can be time-and resource-consuming and can divert management’s attention from the business. Efforts to ensure that our business arrangements with third parties will comply with applicable healthcare laws and regulations will involve substantial costs. If our operations or if any physicians or other healthcare providers or entities with whom we expect to do business are found to not be in compliance with applicable laws or applicable regulations, we and they could be subjected to significant civil, criminal and administrative enforcement actions, see the “Business—Government Regulation—Additional Regulation” section in our 2019 Form 10-K.

Further, we are required to comply with privacy and data security laws, such as the EU General Data Protection Regulation, or GDPR, and the California Consumer Privacy Act of 2018, or CCPA, which apply to the collection, use, disclosure, transfer, or other processing of personal data. For more information regarding these regulations, see the “Business—Government Regulation—Privacy Regulation” section in our 2019 Form 10-K. Any failure or alleged failure (including as a result of deficiencies in our policies, procedures or measures relating to privacy, data security, marketing or communications) by us to comply with laws, regulations, policies, legal or contractual obligations, industry standards or regulatory guidance relating to privacy or data security, may result in governmental investigations and enforcement actions, litigation, fines and penalties or adverse publicity. In addition, new regulation, legislative actions or changes in interpretation of existing laws or regulations regarding data privacy and security (together with applicable industry standards) may increase our costs of doing business. In this regard, we expect that there will continue to be new proposed laws, regulations and industry standards relating to privacy and data protection in the United States, the EU and other jurisdictions, and we cannot determine the impact such future laws, regulations and standards will have on our business.

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

We may be unable to raise additional capital on favorable terms, if at all, which would harm our ability to develop our technology and product candidates and could delay or terminate some or all of our programs. Future issuances of equity securities could also result in substantial dilution to our stockholders.

We have incurred significant operating losses and negative operating cash flows since inception and have not achieved profitability. We expect capital outlays and operating expenditures to increase over the next several years as we expand our infrastructure and research and product development activities. While we believe our available cash resources, as well as funds received from corporate collaborators, strategic partners and research grants will enable us to maintain our currently planned operations through at least the next 12 months from the date the financial statements are issued, we will need to raise substantial additional capital to fund the development, manufacturing and potential commercialization of our product candidates. We regularly consider fund raising opportunities and may decide, from time to time, to raise capital based on various factors, including market conditions and our plans of operation. In addition, as we focus our efforts on proprietary human therapeutics, we will need to seek FDA approvals of our product candidates, a process that could cost in excess of hundreds of millions of dollars per product. We may experience difficulties in accessing the capital markets due to external factors beyond our control, such as volatility in the equity markets for emerging biotechnology companies and general economic and market conditions both in the United States and abroad. For example, our ability to raise additional capital may be adversely impacted by potential worsening global economic conditions and the recent disruptions to and volatility in the credit and financial markets in the United States and worldwide resulting from the evolving COVID-19 pandemic. We cannot be certain that we will be able to obtain financing on terms acceptable to us, or at all. Our failure to obtain adequate and timely funding will adversely affect our business and our ability to develop our technology and products candidates.

To the extent we raise additional capital by issuing equity securities, our stockholders may experience substantial dilution. We may issue common stock, convertible securities or other equity securities in one or more transactions at prices and in a manner we determine from time to time. New investors could gain rights superior to our existing stockholders.

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

If conflicts arise between us and our contractors, corporate or academic collaborators or strategic partners, the other party may act in its self-interest, which may limit our ability to implement our strategies. Some of our academic collaborators and strategic partners are conducting multiple product development efforts within each area that is the subject of the collaboration with us. Our collaborators or strategic partners may develop, either alone or with others, products in related fields that are competitive with the products or potential products that are the subject of these collaborations. Competing products, either developed by the collaborators or strategic partners or to which the collaborators or strategic partners have rights, may result in the withdrawal of partner support for our product candidates.

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

Our license collaborators or strategic partners may decide to adopt alternative technologies or products or may be unable to develop commercially viable products with our technology, which would negatively impact our revenues and our strategy to develop these products.

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

Commercialization of our technologies will depend, in part, on strategic collaborations with other companies. If we are not able to find such collaborators in the future or if our collaborators do not diligently advance the development, regulatory approval and commercialization of our product candidates, we may not be able to develop our technologies or product candidates, which could slow our growth and decrease the value of our stock.

We do not have financial resources ourselves to fully develop, obtain regulatory approval for and commercialize our product candidates. We rely significantly on our strategic collaboration agreements with other companies to provide funding for our research and development efforts, including pre-clinical studies and clinical tests, and expect to rely significantly on such agreements to provide funding for the lengthy regulatory approval processes required to commercialize our product candidates. For example, we have collaboration agreements with Biogen to develop preclinical ZFP-TF product candidates to treat tauopathies including Alzheimer’s disease, alpha-synuclein related diseases including Parkinson’s disease and other neurological diseases; with Kite to develop engineered cell therapies for cancer; with Pfizer to develop product candidates for hemophilia A and amyotrophic lateral sclerosis and frontotemporal lobar degeneration linked to mutations of the C9ORF72 gene; and with Sanofi to develop product candidates for beta thalassemia and sickle cell disease.

If we are unable to secure additional strategic collaborations or if our collaborators are unable or unwilling to diligently advance the development, regulatory approval and commercialization of our product candidates, our growth may slow and adversely affect our ability to generate funding for development of our technologies and product candidates. In addition, our collaborators may sublicense or abandon development programs with little advance notice or we may have disagreements or disputes with our collaborators, which would cause associated product development to slow or cease. In addition, the business or operations of our collaborators may change significantly through restructurings, acquisitions, other strategic transactions that may negatively impact their ability to advance our programs. The evolving COVID-19 pandemic may similarly impact our ability to realize the expected benefits of our collaborations due to the impacts of the pandemic on our collaborators and their business and operations.

Under typical collaboration agreements, we expect to receive revenue for the research and development of our product candidates based on achievement of specific milestones, as well as royalties based on a percentage of sales of any commercialized products. Achieving these milestones will depend, in part, on the efforts of our collaborators as well as our own efforts. If we or any collaboration partner fails to meet specific milestones, then the collaboration agreement may be terminated, which could reduce our revenues. In addition, if sales of commercialized products fail to meet expectations, we could receive lower royalties than expected.

Risks Relating to our Intellectual Property

Because it is difficult and costly to protect and maintain our proprietary rights, and third parties may have filed patent applications that are similar to ours, we may not be able to obtain or maintain proprietary protection of our technologies and products or we may only obtain protection in limited jurisdictions.

Our commercial success may depend in part on obtaining and enforcing patent protection for our technology and successfully defending any of our patents that may be challenged. Obtaining and enforcing pharmaceutical and biotechnology patents is costly, time consuming and complex, and we may not be able to file and prosecute all necessary or desirable patent applications, or maintain, enforce and license any patents that may issue from such patent applications, at a reasonable cost or in a timely manner. It is also possible that we will fail to identify patentable aspects of our research and development output before it is too late to obtain patent protection. The patent positions of pharmaceutical and biotechnology companies can be highly uncertain and can involve complex legal and factual questions. No consistent policy regarding the breadth of claims allowed in biotechnology patents has emerged to date. Accordingly, we cannot predict the breadth of claims that may issue from any patent applications that we own or license, nor are we able to predict whether any third-party patents might issue with claims that are relevant to our product candidates or technologies. Even if patents do successfully issue and even if such patents cover our product candidates, third parties may challenge their validity, enforceability or scope, which may result in such patents being narrowed or invalidated. There is no assurance that all of the potentially relevant prior art relating to our patents and patent applications has been found, which can invalidate a patent or prevent a patent from issuing from a pending patent application. Furthermore, if third parties have filed similar patent applications, an interference or derivation proceeding in the United States can be initiated by the United Stated Patent and Trademark Office, or U.S. PTO, a third party, or by us to determine who was the first to invent any of the subject matter covered by the patent claims of our applications.

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

In addition, the agreements under which we currently license intellectual property or technology from third parties are complex, and certain provisions in such agreements may be susceptible to multiple interpretations. The resolution of any contract interpretation disagreement that may arise could narrow what we believe to be the scope of our rights to the relevant intellectual property or technology, or increase what we believe to be our financial or other obligations under the relevant agreement, either of which could have an adverse effect on our business, financial condition, results of operations, and prospects. If disputes over intellectual property that we have licensed prevent or impair our ability to maintain our current licensing arrangements on acceptable terms, we may be unable to successfully develop and commercialize the affected product candidates, which could have an adverse effect on our business, financial conditions, results of operations, and prospects. As an example, Sangamo France has exclusively licensed the right to the chimeric antigen receptors, or CAR, for use in TX200 from the University of British Columbia, or UBC. Should UBC terminate this license agreement, we may have to develop or acquire the appropriate CAR which would extend our anticipated development timeline and add expense, and which could result in our failure to realize the anticipated benefits of the acquisition of Sangamo France.

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

As is the case with other biotechnology companies, our success is heavily dependent on intellectual property, particularly patents. Obtaining and enforcing patents in the biotechnology industry involve both technological and legal complexity, and is therefore costly, time-consuming and inherently uncertain. Changes in either the patent laws or interpretation of the patent laws in the United States or in other jurisdictions in which we seek patent protection could increase the uncertainties and costs surrounding the prosecution of patent applications and the enforcement or defense of issued patents. The United States enacted the Leahy-Smith America Invents Act, or the America Invents Act, which includes a number of significant changes that affect the way patent applications will be prosecuted and also may affect patent litigation. These include allowing third party submission of prior art to the U.S. PTO during patent prosecution and additional procedures to attack the validity of a patent by U.S. PTO administered post-grant proceedings, including post-grant review, inter partes review, and derivation proceedings. Because of a lower evidentiary standard in U.S. PTO proceedings compared to the evidentiary standard in United States federal courts necessary to invalidate a patent claim, a third party could potentially provide evidence in a U.S. PTO proceeding sufficient for the U.S. PTO to hold a claim invalid even though the same evidence would be insufficient to invalidate the claim if first presented in a district court action. In addition, the challenged patents are not accorded the presumption of validity as they are in Federal District Court. Accordingly, a third party may attempt to use the U.S. PTO procedures to invalidate our patent claims that would not have been invalidated if first challenged by the third party as a defendant in a district court action. Therefore, the America Invents Act and its implementation could increase the uncertainties and costs surrounding the prosecution of our owned or in-

licensed patent applications and the enforcement or defense of our owned or in-licensed issued patents, all of which could have an adverse effect on our business, financial condition, results of operations, and prospects. Moreover, recent U.S. Supreme Court rulings have narrowed the scope of patent protection available in certain circumstances and weakened the rights of patent owners in certain situations. In addition to increasing uncertainty with regard to our ability to obtain patents in the future, this combination of events has created uncertainty with respect to the value of patents, once obtained. Depending on decisions by the U.S. Congress, the federal courts, the U.S. PTO, and similar legislative, judicial and regulatory bodies in other jurisdictions, the laws and regulations governing patents could change in unpredictable ways that would weaken our ability to obtain new patents or to enforce our existing patents and patents that we might obtain in the future.

We may be unable to license gene transfer technologies that we may need to commercialize our zinc finger protein technology and potential products, if approved.

In order to regulate or modify a gene in a cell, the ZFP must be efficiently delivered to the cell. We have licensed certain gene transfer technologies for our ZFP in research, including adeno-associated virus, or AAV, and mRNA technology and we are evaluating these systems and other technologies that may need to be used in the delivery of ZFP into cells for in vitro and in vivo applications. We have not developed our own gene transfer technologies, and we rely on our ability to enter into license agreements to provide us with rights to the necessary gene transfer technology. Our approach has been to license appropriate technology as required. For example, we are aware of certain patents held by a third party related to certain vector manufacturing methods that are currently being used in certain of our product candidates. We have not yet finalized the commercial scale manufacturing process for any of our product candidates. If our commercial scale manufacturing process utilizes these vector manufacturing methods, and if these third-party patents are in force at the time of commercialization, we may need to use or develop a non-infringing manufacturing method or seek a license to these patents. However, we may not be able to license the gene transfer technologies on reasonable terms, if at all, required to develop and commercialize our product candidates. The inability to obtain a license to use gene transfer technologies with entities that own such technology on reasonable commercial terms, if at all, could delay or prevent the preclinical evaluation, drug development collaborations, clinical testing, and/or commercialization of our therapeutic product candidates.

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

We continue to operate the acquired Sangamo France business in France and the Sangamo UK business in the United Kingdom, which may expose us to unanticipated costs or events.

Sangamo France’s historical operations have been based in France and we continue to operate the acquired Sangamo France business in France. Our operation of the acquired Sangamo France business in France involves significant risks, including:

•difficulty hiring and retaining appropriate personnel due to intense competition for such limited resources;
•disruptions in relations with our employees, including legacy Sangamo France employees; and
•compliance with regulatory requirements, including local French employment regulations and organized labor in France.

In addition, we have operations and conduct business in the United Kingdom through Sangamo UK. As a result of our operations outside of the United States, we have become more exposed to fluctuations in currency exchange rates between the Euro and the U.S. dollar and between the Pound Sterling and the U.S. dollar. Given the volatility of currency exchange rates, there is no assurance that we will be able to effectively manage currency transaction and/or conversion risks. To date, we have not entered into derivative instruments to offset the impact of foreign exchange fluctuations, which fluctuations could have an adverse effect on our financial condition and results of operations. In any event, difficulties resulting from these and other risks related to our operations outside of the United States could expose us to increased expenses, impair our development efforts, adversely affect our financial condition and results of operations and harm our competitive position.

We may face difficulties as we expand our operations into countries in which we have no prior operating experience, and we may be exposed to risks associated with our operations and clinical trials in foreign jurisdictions, which could adversely affect our business.

In addition to Sangamo France and Sangamo UK, we may expand our global footprint in order to enter new markets. Operating in foreign jurisdictions requires significant resources and management attention and subjects us to regulatory, economic and political risks that are different from those we face in the United States. We cannot be sure that any further international expansion will be successful.

Certain countries into which we expand may have less political, social or economic stability and less developed infrastructure and legal systems. It will be costly to establish, develop and maintain international operations and develop and promote our products, if and when approved, in international markets. We may also encounter regulatory, legal, personnel, technological and other difficulties that increase our expenses and/or delay our ability to become profitable in such countries, which could have an adverse effect on our business and operations. Consequently, we are, and will continue to be, subject to risks inherent with operating in foreign countries, in addition to those specific risks associated with Sangamo France and Sangamo UK, which include:

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
•natural disasters, political and economic instability, including wars, terrorism and political unrest, outbreak of health epidemics, including the evolving COVID-19 pandemic, and the resulting global economic and social impacts;
•workforce uncertainty in countries where labor unrest is more common than in the United States; and
•laws and regulations relating to data security and the unauthorized use of, or access to, commercial and personal information.

The withdrawal of the United Kingdom from the EU, commonly referred to as “Brexit,” may adversely impact our ability to obtain regulatory approvals of our product candidates in the EU, result in restrictions or imposition of taxes and duties for importing our product candidates into the EU and may require us to incur additional expenses in order to develop, manufacture and commercialize our product candidates in the EU.

Following the result of a referendum in 2016, the United Kingdom left the EU on January 31, 2020 pursuant to formal withdrawal agreements between the United Kingdom and the EU. Under these agreements, the United Kingdom will be subject to a transition period until December 31, 2020, during which EU rules will continue to apply. Negotiations between the United Kingdom and the EU are expected to continue in relation to the customs and trading relationship between the United Kingdom and the EU following the expiry of the transition period.

A significant proportion of the regulatory framework in the United Kingdom applicable to our business and our product candidates is derived from EU directives and regulations, and as such, following the transition period, Brexit could negatively impact the regulatory regime with respect to the development, manufacture, importation, approval and commercialization of our product candidates in the United Kingdom or the EU. Any delay in obtaining, or an inability to obtain, any clinical trial authorizations or marketing approvals, as a result of Brexit or otherwise, would prevent us from developing or commercializing our product candidates in the United Kingdom or the EU and restrict our ability to generate revenue and achieve and sustain profitability. In addition, we may be required to pay taxes or duties or be subjected to other hurdles in connection with the importation of our clinical trial materials and/or our product candidates into the EU or into the United Kingdom from the EU, or we may incur expenses in establishing a manufacturing facility in the EU in order to circumvent such hurdles. If any of these outcomes occur, we may be forced to restrict or delay efforts to seek regulatory approval in the United Kingdom or the EU for our product candidates, or incur significant additional expenses to operate our business, which could significantly and significantly harm or delay our ability to generate revenues or achieve profitability of our business. Any further changes in international trade, tariff and import/export regulations as a result of Brexit or otherwise may impose unexpected duty costs or other non-tariff barriers on us. These developments, or the perception that any of them could occur, may significantly reduce global trade and, in particular, trade between the impacted nations and the United Kingdom. It is also possible that Brexit may negatively affect our ability to attract and retain employees, particularly those from the EU.

We and third parties on which we rely may be adversely affected by natural disasters and catastrophic or other events outside of our control, and our business continuity and disaster recovery plans may not adequately protect us from a serious disaster or event.

Natural disasters could severely disrupt our facilities and our operations and have a negative impact on our business, financial condition, results of operations and prospects. If a natural disaster, pandemic or epidemic, including the evolving COVID-19 pandemic, political crisis, power outage or any other event that is out of our control occurred that prevented us or third parties on which we rely from using all or a significant portion of our or their facilities, that damaged critical infrastructure or that otherwise disrupted our or their operations, it may be difficult or, in certain cases, impossible for us to continue our business and operations for a substantial period of time. The disaster recovery and business continuity plans we have in place currently are limited and may not prove adequate in the event of a serious disaster or similar event. We may incur substantial expenses as a result of the limited nature of our disaster recovery and business continuity plans, which could have an adverse effect on our business, financial condition, results of operations and prospects. Such disasters or events occurring at facilities of third parties on which we rely could also negatively impact our business and operations.

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

Recruiting and retaining other qualified employees for our business, including scientific and technical personnel is, and will continue to be, critical to our success. There currently is a shortage of skilled individuals with substantial gene therapy experience, which is likely to continue. As a result, competition for skilled personnel, including in gene therapy research and vector manufacturing, is intense and the turnover rate can be high. We may not be able to attract and retain personnel on acceptable terms given the competition among numerous pharmaceutical and biotechnology companies and academic institutions for individuals with similar skill sets. In addition, failure to succeed in preclinical or clinical trials or applications for marketing approval may make it more challenging to recruit and retain qualified personnel. The inability to recruit, or loss of services of certain executives or key employees, may impede the progress of our research, development and commercialization objectives and have an adverse effect on our business, financial condition, results of operations and prospects. Moreover, our ability to recruit and retain qualified executives and employees may be adversely impacted by the evolving COVID-19 pandemic.

We may not successful in our efforts to identify, discover or acquire new potential product candidates and may fail to capitalize on programs or product candidates that may be a greater commercial opportunity or for which there is a greater likelihood of success.

Part of our business strategy is to expand our product candidate pipeline by identifying and validating new product candidates, which we may develop ourselves, in-license or otherwise acquire from others. If our existing product candidates do not receive regulatory approval or are not successfully commercialized, then the success of our business will depend on our ability to continue to expand our product pipeline through in-licensing or other acquisitions. We may be unable to identify relevant product candidates. If we do identify such product candidates, we may be unable to reach acceptable terms with any third party from which we desire to in-license or acquire them. Further, while we seek to mitigate risks and liabilities of potential acquisitions and in-licensing transactions through, among other things, due diligence, there may be risks and liabilities that such due diligence efforts fail to discover, that are not disclosed to us, or that we inadequately assess, or that we are not able to effectively manage. Additionally, we may not realize the anticipated benefits of such transactions for a variety of reasons, including the possibility that acquired product candidates, such as TX200, prove not to be safe or effective in clinical trials, the integration of an acquired product candidate, technology or business gives rise to unforeseen difficulties and expenditures, or that the expected benefits will not otherwise be realized or will not be realized within the expected timeframe.

Additionally, because we have limited resources, we may forego or delay pursuit of opportunities with certain programs or product candidates or for indications that later prove to have greater commercial potential. Our spending on current and future research and development programs may not yield any commercially viable products. If we do not accurately evaluate the commercial potential for a particular product candidate, we may relinquish valuable rights to that product candidate through strategic collaboration, licensing or other arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights to such product candidate. Alternatively, we may allocate internal resources to a product candidate in a therapeutic area in which it would have been more advantageous to enter into a collaboration arrangement.

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

In addition, the stock markets have experienced extreme price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many companies, including very recently in connection with the evolving COVID-19 pandemic, which has resulted in decreased stock prices for many companies notwithstanding the lack of a fundamental change in their underlying business models or prospects. These fluctuations have often been unrelated or disproportionate to the operating performance of those companies. Broad market and industry factors, including potentially worsening economic conditions and other adverse effects or developments relating to the evolving COVID-19 pandemic, and political, regulatory and other market conditions, may negatively affect the market price of shares of our common stock, regardless of our actual operating performance.

Actual or potential sales of significant amounts of shares of our common stock into the market could cause the market price of our common stock to fall or prevent it from increasing for numerous reasons.

Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. With the exception of shares recently issued to Biogen in connection with our collaboration agreement, our outstanding shares of common stock generally may be freely sold in the public market at any time to the extent permitted by Rules 144 and 701 under the Securities Act of 1933, as amended, or the Securities Act, or to the extent such shares have already been registered under the Securities Act and are held by non-affiliates of ours. While Biogen agreed not to sell any shares until the first anniversary of the effectiveness, and to limit resales through the second anniversary, such restrictions are only temporary. Further, we also agreed, subject to certain limitations, to register for resale any the shares issued Biogen. We have also filed registration statements registering all shares of common stock that we may issue under our equity compensation plans. Such shares can be freely sold in the public market upon issuance, subject to volume limitations and black-out periods applicable to affiliates.

In addition, in accordance with the guidelines specified under Rule 10b5-1 of the Securities Exchange Act of 1934, as amended, or the Exchange Act, and our policies regarding stock transactions, certain of our employees, executive officers and directors have adopted, and may continue to adopt, stock trading plans pursuant to which they have arranged to sell shares of our common stock from time to time in the future. Generally, sales under such plans by our executive officers and directors require public filings. Our employees, executive officers, directors and affiliated stockholders also may buy or sell additional shares outside of a Rule 10b5-1 plan when they are not in possession of material, nonpublic information. Actual or potential sales of our common stock by such persons could be viewed negatively by other investors and could cause the price of our common stock to fall or prevent it from increasing.

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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
On May 6, 2020, we began entering into new indemnity agreements with each of our current directors and officers, or indemnitees, using a new form of indemnity agreement approved by our Board of Directors. These indemnity agreements supersede previous indemnity agreements entered into between the indemnitees and the Company.

Consistent with the previous indemnity agreements, the new indemnity agreements provide, among other things, that we indemnify the indemnitees to the fullest extent permitted by law, subject to certain conditions, against all expenses and certain other amounts actually and reasonably incurred by the indemnitees in connection with proceedings in which the indemnitees are involved, or are threatened to become involved, by reason of the fact that the indemnitees are or were directors or officers of the Company. As in the previous indemnity agreements, the new indemnity agreements also, subject to certain conditions, entitle the indemnitees to advancement of attorneys’ fees and other expenses and provide procedures for determining whether an indemnitee is eligible for indemnification. Additionally, the new indemnity agreements have a specified term and provide that an indemnitee is eligible for indemnification during the period of his or her service as an officer or director and thereafter so long as the indemnitee is subject to any proceeding by reason of his or her prior service as a director or officer. The new indemnity agreement also requires us to maintain directors’ & officers’ liability insurance for a five-year tail period following the time an indemnitee ceases to provide services as a director or officer.
We intend for the new indemnity agreement to provide indemnification rights to the fullest extent permitted under Delaware law and these indemnification rights are in addition to any other rights the indemnitees may have under our Amended and Restated Certificate of Incorporation and Amended and Restated Bylaws.
The above summary of the new indemnity agreement does not purport to be complete and is qualified in its entirety by reference to the full text of the form of indemnity agreement, which is filed as Exhibit 10.3 to this Quarterly Report on Form 10-Q.

ITEM 6. EXHIBITS

Exhibit number		Description of Document
3.1
Composite copy of Seventh Amended and Restated Certificate of Incorporation of Sangamo Therapeutics, Inc., as amended (incorporated by reference to Exhibit 3.1 to the Registrant's Quarterly Report on Form 10-Q (File No. 000-30171), filed with the SEC on August 9, 2017).

3.2
Third Amended and Restated Bylaws of Sangamo Therapeutics, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K (File No. 000-30171), filed with the SEC on June 15, 2018.

10.1	†	Collaboration and License Agreement among the Company, Biogen MA, Inc. and Biogen International GmbH, dated February 26, 2020.

10.2		Stock Purchase Agreement between the Company and Biogen MA, Inc., dated February 26, 2020.

10.3	⁑	Form of Indemnity Agreement

31.1		Rule 13a — 14(a) Certification of Principal Executive Officer.

31.2		Rule 13a — 14(a) Certification of Principal Financial Officer.

32.1	*	Certifications Pursuant to 18 U.S.C. Section 1350.

101.INS		XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH		Inline XBRL Taxonomy Extension Schema Document

101.CAL		Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF		Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB		Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE		Inline XBRL Taxonomy Extension Presentation Linkbase Document

104		The cover page from Sangamo’s Quarterly Report on Form 10-Q for the three months ended March 31, 2020, is formatted in Inline XBRL and it is contained in Exhibit 101
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

⁑ Indicates management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Dated: May 11, 2020

SANGAMO THERAPEUTICS, INC.

/s/ SUNG H. LEE
Sung H. Lee
Executive Vice President and Chief Financial Officer Executive Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer) (Duly Authorized Officer and Principal Financial Officer)