Form 10-Q
period 2020-06-30
SANGAMO THERAPEUTICS, INC
filed 2020-08-05
CIK 1001233

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________
FORM 10-Q
________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐     No   ☒
As of August 3, 2020, 140,988,008 shares of the issuer’s common stock, par value $0.01 per share, were outstanding.

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
•the expected benefits of the acquisition of Sangamo Therapeutics France S.A.S., or Sangamo France;
•our ability to establish and maintain collaborations and strategic partnerships and realize the expected benefits of such arrangements;
•anticipated revenues from existing and new collaborations and the timing thereof;
•our estimates regarding the impact of the evolving COVID-19 pandemic on our business and operations and the business and operations of our collaborators, including clinical trials and manufacturing, and our ability to manage such impacts;
•our research and development and other expenses;
•our ability to obtain adequate preclinical and clinical supplies of our product candidates from current and potential new suppliers and manufacturers;
•the ability of Sangamo and our collaborators and strategic partners to obtain and maintain regulatory approvals for product candidates;
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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
SANGAMO THERAPEUTICS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited; in thousands)

	June 30, 2020	December 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$467,443	$80,428
Marketable securities	197,410	282,046
Interest receivable	534	682
Accounts receivable	5,618	36,909
Prepaid expenses and other current assets	8,395	5,408
Total current assets	679,400	405,473
Marketable securities, non-current	—	21,832
Property and equipment, net	33,907	29,926
Intangible assets	53,219	53,156
Goodwill	39,318	39,273
Operating lease right-of-use assets	73,501	77,289
Other non-current assets	13,814	9,067
Non-current restricted cash	1,500	1,500
Total assets	$894,659	$637,516
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$19,221	$17,556
Accrued compensation and employee benefits	13,332	13,605
Deferred revenues	61,389	38,711
Total current liabilities	93,942	69,872
Deferred revenues, non-current	237,644	81,432
Long-term portion of lease liabilities	39,234	41,192
Deferred income tax	6,578	6,570
Other non-current liabilities	6,055	5,711
Total liabilities	383,453	204,777
Commitments and contingencies
Stockholders' equity:
Preferred stock	—	—
Common stock	1,410	1,160
Additional paid-in capital	1,247,527	1,090,828
Accumulated deficit	(735,827)	(656,985)
Accumulated other comprehensive loss	(1,653)	(2,449)
Total Sangamo Therapeutics, Inc. stockholders' equity	511,457	432,554
Non-controlling interest	(251)	185
Total stockholders' equity	511,206	432,739
Total liabilities and stockholders' equity	$894,659	$637,516
See accompanying Notes to Condensed Consolidated Financial Statements.

SANGAMO THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited; in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenues	$21,553	$17,548	$34,629	$25,619
Operating expenses:
Research and development	41,523	36,455	83,002	71,305
General and administrative	17,927	14,597	34,046	31,715
Total operating expenses	59,450	51,052	117,048	103,020
Loss from operations	(37,897)	(33,504)	(82,419)	(77,401)
Interest and other income, net	1,932	3,148	3,480	4,842
Net loss	(35,965)	(30,356)	(78,939)	(72,559)
Net loss attributable to non-controlling interest	(36)	(72)	(97)	(125)
Net loss attributable to Sangamo Therapeutics, Inc. stockholders	$(35,929)	$(30,284)	$(78,842)	$(72,434)
Basic and diluted net loss per share attributable to Sangamo Therapeutics, Inc. stockholders	$(0.26)	$(0.26)	$(0.62)	$(0.67)
Shares used in computing basic and diluted net loss per share attributable to Sangamo Therapeutics, Inc. stockholders	138,977	114,382	127,519	108,360
See accompanying Notes to Condensed Consolidated Financial Statements.

SANGAMO THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited; in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net loss	$(35,965)	$(30,356)	$(78,939)	$(72,559)
Foreign currency translation adjustment	1,783	1,442	150	(62)
Change in unrealized gain on available-for-sale securities	392	484	646	737
Comprehensive loss	(33,790)	(28,430)	(78,143)	(71,884)
Comprehensive loss attributable to non-controlling interest	(36)	(72)	(97)	(125)
Comprehensive loss attributable to Sangamo Therapeutics, Inc.	$(33,754)	$(28,358)	$(78,046)	$(71,759)
See accompanying Notes to Condensed Consolidated Financial Statements.

SANGAMO THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited; in thousands, except share amounts)

	Three months ended June 30, 2020
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Non- Controlling Interest	Total Stockholders' Equity
	Shares	Amount
Balances at March 31, 2020	116,278,553	$1,163	$1,096,854	$(699,898)	$(3,828)	$124	$394,415
Issuance of common stock upon exercise of stock options and in connection with restricted stock units, net of tax	103,262	1	442	—	—	—	443
Issuance of common stock under employee stock purchase plan	171,305	2	1,185	—	—	—	1,187
Issuance of common stock in connection with the Biogen collaboration agreement, net of issuance costs	24,420,157	244	142,282	—	—	—	142,526
Stock-based compensation	—	—	6,764	—	—	—	6,764
Acquisition of additional shares of Sangamo France	—	—	—	—	—	(339)	(339)
Foreign currency translation adjustment	—	—	—	—	1,783	—	1,783
Net unrealized gain on marketable securities	—	—	—	—	392	—	392
Net loss	—	—	—	(35,929)	—	(36)	(35,965)
Balances at June 30, 2020	140,973,277	$1,410	$1,247,527	$(735,827)	$(1,653)	$(251)	$511,206

	Six months ended June 30, 2020
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Non- Controlling Interest	Total Stockholders' Equity
	Shares	Amount
Balance at December 31, 2019	115,972,708	$1,160	$1,090,828	$(656,985)	$(2,449)	$185	$432,739
Issuance of common stock upon exercise of stock options and in connection with restricted stock units, net of tax	409,107	4	848	—	—	—	852
Issuance of common stock under employee stock purchase plan	171,305	2	1,185	—	—	—	1,187
Issuance of common stock in connection with the Biogen collaboration agreement, net of issuance costs	24,420,157	244	142,282	—	—	—	142,526
Acquisition of additional shares of Sangamo France	—	—	—	—	—	(339)	(339)
Stock-based compensation	—	—	12,384	—	—	—	12,384
Foreign currency translation adjustment	—	—	—	—	150	—	150
Net unrealized gain on marketable securities	—	—	—	—	646	—	646
Net loss	—	—	—	(78,842)	—	(97)	(78,939)
Balances at June 30, 2020	140,973,277	$1,410	$1,247,527	$(735,827)	$(1,653)	$(251)	$511,206
See accompanying Notes to Condensed Consolidated Financial Statements.

SANGAMO THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited; in thousands, except share amounts)

	Three months ended June 30, 2019
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Non- Controlling Interest	Total Stockholders' Equity
	Shares	Amount
Balance at March 31, 2019	102,328,752	$1,023	$934,112	$(603,949)	$(2,691)	$686	$329,181
Issuance of common stock upon exercise of stock options and in connection with restricted stock units, net of tax	492,635	5	2,439	—	—	—	2,444
Issuance of common stock under employee stock purchase plan	131,709	1	1,137	—	—	—	1,138
Issuance of common stock under public offering, net of issuance costs	12,650,000	127	136,439	—	—	—	136,566
Issuance costs related to public offering	—	—	(18)	—	—	—	(18)
Stock-based compensation	—	—	4,867	—	—	—	4,867
Foreign currency translation adjustment	—	—	—	—	1,442	—	1,442
Net unrealized gain on marketable securities	—	—	—	—	484	—	484
Net loss	—	—	—	(30,284)	—	(72)	(30,356)
Balances at June 30, 2019	115,603,096	$1,156	$1,078,976	$(634,233)	$(765)	$614	$445,748

	Six months ended June 30, 2019
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Non- Controlling Interest	Total Stockholders' Equity
	Shares	Amount
Balances at December 31, 2018	102,187,471	$1,022	$929,632	$(562,696)	$(1,440)	$739	$367,257
Cumulative-effect adjustment of ASC Topic 842 on January 1, 2019	—	—	—	897	—	—	897
Issuance of common stock upon exercise of stock options and in connection with restricted stock units, net of tax	633,916	6	2,654	—	—	—	2,660
Issuance of common stock under employee stock purchase plan	131,709	1	1,137	—	—	—	1,138
Issuance of common stock under public offering, net of issuance costs	12,650,000	127	136,439	—	—	—	136,566
Issuance costs related to Sangamo France Acquisition	—	—	(276)	—	—	—	(276)
Stock-based compensation	—	—	9,390	—	—	—	9,390
Foreign currency translation adjustment	—	—	—	—	(62)	—	(62)
Net unrealized gain on marketable securities	—	—	—	—	737	—	737
Net loss	—	—	—	(72,434)	—	(125)	(72,559)
Balances at June 30, 2019	115,603,096	$1,156	$1,078,976	$(634,233)	$(765)	$614	$445,748
See accompanying Notes to Condensed Consolidated Financial Statements.

SANGAMO THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; in thousands)

	Six Months Ended June 30,
	2020	2019
Operating Activities:
Net loss	$(78,939)	$(72,559)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	2,639	1,583
Amortization of discount on marketable securities	(1,146)	(2,455)
Amortization and other changes in right-of-use assets	3,788	1,923
Gain on free shares	(48)	(551)
Stock-based compensation	12,384	9,390
Net loss on lease termination	—	218
Other	—	11
Net changes in operating assets and liabilities:
Interest receivable	148	(391)
Accounts receivable	31,291	(7,422)
Prepaid expenses and other assets	(7,763)	(5,449)
Accounts payable and accrued liabilities	1,559	1,811
Accrued compensation and employee benefits	(248)	(764)
Deferred revenues	178,890	(10,821)
Long-term portion of lease liabilities	(1,797)	(563)
Other non-current liabilities	345	1,327
Net cash provided by (used in) operating activities	141,103	(84,712)
Investing Activities:
Purchases of marketable securities	(43,580)	(244,306)
Maturities of marketable securities	151,839	226,884
Purchases of property and equipment	(6,694)	(9,760)
Purchase of additional shares of Sangamo France	(237)	—
Net cash provided by (used in) investing activities	101,328	(27,182)
Financing Activities:
Proceeds from public offering of common stock, net of issuance costs	—	136,308
Proceeds from issuance of common stock in connection with the Biogen collaboration agreement, net of issuance costs	142,526	—
Taxes paid related to net share settlement of equity awards	(455)	(296)
Proceeds from exercise of stock options and restricted stock units	1,307	4,094
Proceeds from issuance of common stock under employee stock purchase plan	1,187	—
Net cash provided by financing activities	144,565	140,106
Effects of changes in foreign exchange rates	19	592
Net increase in cash, cash equivalents, and restricted cash	387,015	28,804
Cash, cash equivalents, and restricted cash, beginning of period	81,928	143,918
Cash, cash equivalents, and restricted cash, end of period	$468,943	$172,722
Supplemental disclosure of non-cash activities:
Property and equipment included in unpaid liabilities	$1,977	$1,679
Right-of-use assets obtained in exchange for lease obligations	$—	$29,671
See accompanying Notes to Condensed Consolidated Financial Statements.

SANGAMO THERAPEUTICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2020
(Unaudited)
NOTE 1—ORGANIZATION, BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Business Overview
Sangamo Therapeutics, Inc. (“Sangamo” or “the Company”) was incorporated in the State of Delaware in June 1995. Sangamo is a clinical stage biotechnology company focused on translating ground-breaking science into genomic medicines with the potential to transform patients’ lives using the Company's platform technologies in gene therapy, ex vivo gene-edited cell therapy, in vivo genome editing and in vivo genome regulation.
Basis of Presentation
The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020. The Condensed Consolidated Balance Sheet data at December 31, 2019 was derived from the audited Consolidated Financial Statements included in Sangamo’s Annual Report on Form 10-K for the year ended December 31, 2019 (the “2019 Annual Report”) as filed with the SEC on February 28, 2020.
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
The accompanying Condensed Consolidated Financial Statements and related financial information should be read together with the audited Consolidated Financial Statements and footnotes for the year ended December 31, 2019, included in the 2019 Annual Report.
Going Concern
Sangamo is currently working on a number of long-term development projects that will involve experimental technology. The projects may require several years and substantial expenditures to complete and ultimately may be unsuccessful. The Company plans to finance operations with available cash resources, collaboration funds, research grants and from the issuance of equity or debt securities. Sangamo believes that its available cash, cash equivalents and marketable securities as of June 30, 2020, and expected revenues from collaborations, strategic partnerships and research grants, will be adequate to fund its operations at least through the next 12 months from the date the financial statements are issued. Sangamo may require additional financial resources to complete the development and commercialization of its products including zinc finger protein (“ZFP”) therapeutic products. Additional capital may not be available on terms acceptable to the Company, or at all. If adequate funds are not available, or if the terms of potential funding sources are unfavorable, the Company’s business and ability to advance its product candidate pipeline would be harmed. Furthermore, any sales of additional equity securities may result in dilution to the Company’s stockholders, and any debt financing may include covenants that restrict the Company’s business.
Summary of Significant Accounting Policies
Use of Estimates
The preparation of these Condensed Consolidated Financial Statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the Condensed Consolidated Financial Statements and the accompanying notes. On an ongoing basis, management evaluates its estimates including critical accounting policies or estimates related to revenue recognition, clinical trial accruals, fair value of assets and liabilities, including from acquisitions, and stock-based compensation. Estimates are based on historical experience and on various other market specific and other relevant assumptions that the Company believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from those estimates.

In March 2020, the Company recorded an adjustment to revenue related to a change in estimate in connection with the collaboration agreement with Sanofi Genzyme (“Sanofi”) as a result of a decision made by the joint steering committee of Sanofi and Sangamo to increase the project scope and related project cost, which resulted in a decrease in the measure of proportional cumulative performance. In March 2020, the Company also recorded an adjustment to revenue related to a change in estimate in connection with the hemophilia A collaboration agreement with Pfizer Inc. (“Pfizer”). This adjustment was a direct result of the decision to decrease the project scope and the corresponding costs after the successful investigational new drug (“IND”) transfer of the SB-525 product candidate to Pfizer, both of which resulted in an increase in the measure of proportional cumulative performance.
In June 2020, the Company recorded an adjustment to revenue related to a change in estimate in connection with the C9ORF72 research collaboration and license agreement with Pfizer. This adjustment was a direct result of the decision to decrease the project scope and the corresponding costs due to advancement of the program, which resulted in an increase in the measure of proportional cumulative performance.
The Pfizer-related adjustment in June 2020 increased revenue by $3.0 million, decreased net loss by $3.0 million and decreased the Company’s basic net loss per share by $0.02 for the three months ended June 30, 2020.
The Pfizer and Sanofi-related adjustments in March and June 2020 increased revenue by $3.1 million, decreased net loss by $3.1 million and decreased the Company’s basic net loss per share by $0.02 for the six months ended June 30, 2020.
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
Revenues from major collaboration agreements and research activity grants as a percentage of total revenues were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Biogen	38%	—	24%	—
Kite Pharma, Inc.	34%	52%	42%	61%
Pfizer	18%	26%	21%	16%
Sanofi	8%	17%	7%	18%

Receivables from collaborations are typically unsecured and are concentrated in the biopharmaceutical industry. Accordingly, the Company may be exposed to credit risk generally associated with biopharmaceutical companies or specific to its collaboration agreements. As of June 30, 2020, the Company had not incurred any losses related to these receivables.
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
Goodwill and Intangible Assets
Goodwill represents the excess of the consideration transferred over the fair values of assets acquired and liabilities assumed in a business combination. Intangible assets with indefinite useful lives are related to purchased IPR&D projects and are measured at their respective fair values as of the acquisition date. Goodwill and intangible assets with indefinite useful lives are not amortized. Intangible assets related to IPR&D projects are considered to be indefinite-lived until the completion or abandonment of the associated research and development efforts. If and when development is complete, which generally occurs if and when regulatory approval to market a product is obtained, the associated assets would be deemed finite-lived and would then be amortized based on their respective estimated useful lives at that point in time. The Company tests goodwill and indefinite-lived intangible assets for impairment on an annual basis and between annual tests if the Company becomes aware of any events occurring or changes in circumstances that would indicate the fair values of the assets are below their respective carrying amounts. As of June 30, 2020, no impairment of goodwill or indefinite-lived intangible assets has been identified.
Valuation of Long-Lived Assets
Long-lived assets, including property and equipment and finite-lived intangible assets, are reviewed for impairment whenever facts or circumstances either internally or externally may suggest that the carrying value of an asset may not be recoverable. Recoverability of these assets is measured by comparison of the carrying amount of each asset to the future undiscounted cash flows expected to result from the use of the asset and its eventual disposition. If the asset is considered to be impaired, the amount of any impairment is measured as the difference between the carrying value and the fair value of the impaired asset. As of June 30, 2020, no impairment of any long-lived assets has been identified.
Fair Value Measurements
The carrying amounts for financial instruments consisting of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate fair value due to their short maturities. Marketable securities are stated at their estimated fair values. The free shares asset/liability is measured using a binomial-lattice pricing model and is reviewed each reporting period and adjusted, as needed to approximate fair value.
Cash, Cash Equivalents and Restricted Cash
Sangamo considers all highly-liquid investments purchased with original maturities of three months or less at the purchase date to be cash equivalents. Cash and cash equivalents consist of cash, deposits in demand money market accounts and commercial paper. Restricted cash consists of a letter of credit for $1.5 million, representing a deposit for the lease of the corporate headquarters in Brisbane, California.
A reconciliation of cash, cash equivalents and restricted cash reported within the Condensed Consolidated Balance Sheets to the amounts reported within the accompanying Condensed Consolidated Statements of Cash Flows was as follows (in thousands):

	June 30, 2020	December 31, 2019	June 30, 2019	December 31, 2018
Cash and cash equivalents	$467,443	$80,428	$169,222	$140,418
Current restricted cash	—	—	2,000	—
Non-current restricted cash	1,500	1,500	1,500	3,500
Cash, cash equivalents and restricted cash as reported within the accompanying Condensed Consolidated Statements of Cash Flows	$468,943	$81,928	$172,722	$143,918
Marketable Securities
Sangamo classifies its marketable securities as available-for-sale and records its investments at estimated fair value based on quoted market prices or observable market inputs of almost identical assets, with the unrealized holding gains and losses included in Accumulated Other Comprehensive Income (Loss) (“AOCI”) within stockholders' equity.
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
The fair value measurements of the Company’s cash equivalents, marketable securities and the free shares asset are identified at the following levels within the fair value hierarchy (in thousands):

	June 30, 2020
	Fair Value Measurements
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents:
Money market funds	$116,393	$116,393	$—	$—
Total	116,393	116,393	—	—
Marketable securities:
Commercial paper securities	90,179	—	90,179	—
Corporate debt securities	81,844	—	81,844	—
U.S. government-sponsored entity debt securities	25,387	—	25,387	—
Total	197,410	—	197,410	—
Total cash equivalents and marketable securities	$313,803	$116,393	$197,410	$—

Free shares asset	$167	$—	$—	$167

	December 31, 2019
	Fair Value Measurements
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents:
Money market funds	$30,496	$30,496	$—	$—
Commercial paper securities	2,999	—	2,999	—
Total	33,495	30,496	2,999	—
Marketable securities:
Commercial paper securities	155,368	—	155,368	—
Corporate debt securities	95,017	—	95,017	—
U.S. government-sponsored entity debt securities	53,493	—	53,493	—
Total	303,878	—	303,878	—
Total cash equivalents and marketable securities	$337,373	$30,496	$306,877	$—

Free shares asset	$236	$—	$—	$236
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
Free Shares Asset
As a result of the July 20, 2018 Share Purchase Agreement (“Sangamo France SPA”) to acquire Sangamo France (see Note 10 — Acquisition of Sangamo Therapeutics France S.A.S.), the Company entered into arrangements with the holders of approximately 477,000 “free shares” of Sangamo France pursuant to which the Company has the right to purchase such shares from the holders (a call option) and such holders have the right to sell to the Company such shares from time to time through mid-2021 (a put option). The Company initially recorded a liability of $0.2 million on the acquisition date. The put options were classified within Level 3 of the fair value hierarchy as the Company utilized a binomial-lattice pricing model (the “Monte Carlo simulation model”) that involved certain market conditions to estimate the fair value of the options. The assumptions used in this simulation model are reviewed on a quarterly basis and adjusted, as needed. Subsequent changes in the fair value of the free shares are recorded in general and administrative expenses in the Condensed Consolidated Statements of Operations. The Company purchased approximately 111,000 shares during 2019 and 117,000 shares during the three months ended June 30, 2020, of the 477,000 total free shares for a cash payment of approximately $0.3 million and $0.2 million respectively, upon exercise of the put options. As of June 30, 2020, approximately 249,000 free shares remain outstanding and subject to purchase by the Company.
The fair value of the free shares asset was approximately $0.2 million at December 31, 2019. The Company recognized an increase in the fair value of the free shares of approximately $0.1 million for the six months ended June 30, 2020, offset by approximately $0.1 million for the shares purchased during the six months ended June 30, 2020, resulting in an asset balance of approximately $0.2 million at June 30, 2020.

Free Shares valuation assumptions:	June 30, 2020	December 31, 2019
Sangamo Stock Price (USD)	$8.77	$8.68
Sangamo France Stock Price (EUR)	€2.16	€2.14
USD / EUR Exchange Rate	0.89	0.91
Estimated Correlation Sangamo and Sangamo France Stock Prices	100.0%	100.0%
Sangamo Stock Price (USD) Volatility Estimate	73.8%	72.5%
Sangamo France Stock Price (EUR) Volatility Estimate	73.8%	72.5%
USD / EUR Exchange Rate Volatility Estimate	6.5%	6.6%
Risk Free Rate and Cost of Debt by Expected Exercise Date	Varies	Varies

NOTE 3—CASH EQUIVALENTS AND MARKETABLE SECURITIES
Cash Equivalents and Marketable Securities
The table below summarizes the Company’s cash equivalents and marketable securities (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
June 30, 2020
Assets
Cash equivalents:
Money market funds	$116,393	$—	$—	$116,393
Total	116,393	—	—	116,393
Marketable securities:
Commercial paper securities	89,796	383	—	90,179
Corporate debt securities	81,424	420	—	81,844
U.S. government-sponsored entity debt securities	25,211	176	—	25,387
Total	196,431	979	—	197,410
Total cash equivalents and marketable securities	$312,824	$979	$—	$313,803

December 31, 2019
Assets
Cash equivalents:
Money market funds	$30,496	$—	$—	$30,496
Commercial paper securities	2,998	1	—	2,999
Total	33,494	1	—	33,495
Marketable securities:
Commercial paper securities	155,230	145	(7)	155,368
Corporate debt securities	94,905	115	(3)	95,017
U.S. government-sponsored entity debt securities	53,411	91	(9)	53,493
Total	303,546	351	(19)	303,878
Total cash equivalents and marketable securities	$337,040	$352	$(19)	$337,373
The fair value of investments available-for-sale by contractual maturity were as follows (in thousands):

	June 30, 2020	December 31, 2019
Maturing in one year or less	$197,410	$282,046
Maturing after one year through five years	—	21,832
Total	$197,410	$303,878

The Company had no realized losses of its available-for-sale securities for the three and six months ended June 30, 2020 or 2019. The Company periodically reviews the available-for-sale investments for other-than-temporary impairment losses. No investments were other-than-temporarily impaired at either June 30, 2020 or December 31, 2019. The Company considers factors such as the duration, severity and the reason for the decline in value, the potential recovery period, creditworthiness of the issuers of the securities and its intent to sell. For available-for-sale securities, it also considers whether (i) it is more likely than not that the Company will be required to sell the debt securities before recovery of their amortized cost basis, and (ii) the amortized cost basis cannot be recovered as a result of credit losses. No significant facts or circumstances have arisen to indicate that there has been any significant deterioration in the creditworthiness of the issuers of the securities held by the Company. Based on the Company's review of these securities, including the assessment of the duration and severity of the unrealized losses and the Company's ability and intent to hold the investments until maturity, there were no other-than-temporary impairments for these securities at June 30, 2020. All available-for-sale securities with unrealized losses have been in a loss position for less than 12 months.

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
The total number of shares subject to stock options and restricted stock units (“RSUs”) outstanding and the employee stock purchase plan (“ESPP”) shares reserved for issuance, which are all anti-dilutive, were excluded from consideration in the calculation of diluted net loss per share attributable to Sangamo Therapeutics, Inc. stockholders. Stock options and RSUs outstanding and ESPP shares reserved for issuance as of June 30, 2020 and 2019 totaled 14,964,567 and 10,155,033, respectively.
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
The collaboration agreement became effective in April 2020 following the termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and satisfaction of other customary closing conditions, including the payment of $225.0 million for the purchase of the Biogen Shares.
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
Under the collaboration agreement, the Company granted to Biogen an exclusive, royalty bearing and worldwide license, under its relevant patents and know-how, to develop, manufacture and commercialize certain ZFP and/or AAV-based products directed to up to 12 neurological disease gene targets selected by Biogen. Biogen has already selected three of these: ST-501 for tauopathies including Alzheimer’s disease, ST-502 for synucleinopathies including Parkinson’s disease, and a third undisclosed neuromuscular disease target. Biogen has exclusive rights to nominate up to nine additional targets over a target selection period of five years. For each gene target selected by Biogen, the Company performs early research activities, costs for which are shared by the companies, aimed at the development of the combination of proprietary central nervous system delivery vectors and ZFP transcription factors (“ZFP-TFs”) (or potential other ZFP products) targeting therapeutically relevant genes. Biogen has assumed responsibility and costs for the IND enabling studies, clinical development, related regulatory interactions, and global commercialization. The Company is responsible for manufacturing activities for the initial clinical trials for the first three products of the collaboration and plans to leverage its in-house manufacturing capacity, where appropriate, which is currently in development. Biogen is responsible for manufacturing activities beyond the first clinical trial for each of the first three products. The Company’s research activities for any targets will be performed over the period not to exceed seven years from the effective date of the agreement (i.e. through April 2027). Subject to certain exceptions set forth in the collaboration agreement, the Company is prohibited from developing, manufacturing or commercializing any therapeutic product directed to the targets selected by Biogen.
The collaboration agreement continues on a product-by-product and country-by-country basis until the expiration of all applicable royalty terms. Biogen has the right to terminate the collaboration agreement, in its entirety or on target-by-target basis, for any reason after a specified notice period, and also has the right to replace up to ten targets. Each party has the right to terminate this agreement on account of the other party’s bankruptcy or material, uncured breach. In addition, the Company may terminate the collaboration agreement if Biogen challenges any patents licensed by the Company to Biogen.
Pursuant to the terms of the stock purchase agreement, Biogen has agreed not to, without the Company’s prior written consent and subject to specified conditions and exceptions, directly or indirectly acquire shares of the Company’s outstanding common stock, seek or propose a tender or exchange offer or merger between the parties, solicit proxies or consents with respect to any matter, or undertake other specified actions related to the potential acquisition of additional equity interests in the Company. Such standstill restrictions expire on the earlier of the three-year anniversary of the effectiveness of the collaboration agreement and the date that Biogen beneficially owns less than 5% of the Company’s common stock.
The stock purchase agreement also provides that until the first anniversary of the effectiveness of the collaboration agreement, Biogen will hold and not sell any of the Biogen Shares and from the first anniversary through the second anniversary, Biogen will hold and not sell at least 50% of the Biogen Shares, in addition to being subject to certain volume limitations. The stock purchase agreement further provides that, subject to certain limitations, until such time as all remaining Biogen Shares may be sold pursuant to Rule 144 promulgated under the Securities Exchange Act of 1933, as amended, within a 90-day period, Biogen may request the Company to register for resale any of the Biogen Shares on a registration statement to be filed with the SEC.
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
The Company assessed the collaboration agreement with Biogen in accordance with ASC Topic 606 and concluded that Biogen is a customer. As of June 30, 2020, the transaction price includes the upfront license fee of $125.0 million and the excess consideration from the stock purchase of $79.6 million, which represents the difference between the $225.0 million received for the purchase of the Biogen Shares and the $145.4 million estimated fair value of the equity issued. The equity issued to Biogen was valued using an option pricing model to reflect certain holding period restrictions. None of the target selection fees and clinical or regulatory milestones have been included in the transaction price, as all such amounts are fully constrained. As part of its evaluation of the constraint, the Company considered numerous factors, including the fact that nomination of additional targets and achievement of the milestones at this time is uncertain and contingent upon future periods when the uncertainty related to the variable consideration is resolved. The Company will re-evaluate the transaction price as uncertain events are resolved or other changes in circumstances occur.
The Company has identified a single performance obligation within the Biogen collaboration agreement, which is a stand-ready obligation consisting of a series of distinct days of research services, during which Biogen obtains access to the Company’s license and research resources. Revenue from the upfront license fee relates to access to the license and Company’s obligation to stand-ready to perform such research services corresponding to the targets selected by Biogen. As a result of this obligation to perform research services when and if requested throughout the duration of the contract, the upfront license fee and the excess consideration from the stock purchase will be recognized over time on a straight-line basis consistent with the resources expected to be dedicated to providing the research services through April 2027, the estimated period of the obligation. The estimated period of performance is reviewed quarterly and adjusted, as needed, to reflect the Company’s current assumptions regarding the timing of its deliverable. Revenue from the reimbursement by Biogen of shared costs of early research activities performed by Sangamo is recognized as the research services are performed. As of June 30, 2020, the Company had deferred revenue of $197.8 million related to this agreement.
Revenues recognized under the agreement for the three and six months ended June 30, 2020 and 2019 were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenue related to Biogen agreement:
Recognition of license and stand-ready fee	$6,744	$—	$6,744	$—
Research services	1,434	—	1,434	—
Total	$8,178	$—	$8,178	$—
The Company paid $7.0 million for financial advisory fees during the quarter ended June 30, 2020, equal to 2% of $225.0 million received for the sale of shares and 2% of $125.0 million received for the upfront fee. The fees incurred related to both the collaboration agreement with Biogen and to the stock purchase agreement for the sale of shares. The Company believes that the allocation of fees on a relative fair value basis between the two agreements is reasonable. The Company recognized $4.1 million, which represents 2% of the upfront license fee of $125.0 million and 2% of the excess consideration from the stock purchase of $79.6 million, as a contract asset. This balance will be amortized and included in general and administrative costs on a systematic basis consistent with the transfer of the services to Biogen in accordance with ASC Topic 340, Other Assets and

Deferred Costs. The Company recognized $2.9 million, which represents 2% of the $145.4 million estimated fair value of the equity issued, as a share issuance cost and recorded this amount in equity as reduction in proceeds.
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
The Company has identified the primary performance obligations within the Kite agreement as: (1) a license to the technology along with the stand-ready obligation to perform research services, and (2) the on-going research services. Revenue from the upfront license fee relates to access to the license and Company’s obligation to stand-ready to perform such research services as additional targets are selected by Kite. As a result of this obligation to perform research services when and if requested throughout the duration of the contract, the fee for the license and the stand-ready obligation will be recognized over time on a straight-line basis through June 2024, the estimated period of the stand-ready obligation. Revenue from the reimbursable costs related to the integrated service deliverable is recognized as the research services are performed. Related costs and expenses under these arrangements have historically approximated the revenues recognized. The estimated period of performance and project cost is reviewed quarterly and adjusted, as needed, to reflect the Company’s current assumptions regarding the timing of its deliverables. As of June 30, 2020 and December 31, 2019, the Company had deferred revenue of $94.0 million and $106.5 million, respectively, related to this agreement.
Revenues recognized under the agreement for the three and six months ended June 30, 2020 and 2019 were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenue related to Kite agreement:
Recognition of license and stand-ready fee	$6,227	$6,227	$12,454	$12,386
Research services	1,195	2,833	2,187	4,986
Total	$7,422	$9,060	$14,641	$17,372
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
Subject to the terms of the agreement, the Company granted Pfizer an exclusive worldwide royalty-bearing license, with the right to grant sublicenses, to use certain technology controlled by the Company for the purpose of developing, manufacturing and commercializing SB-525 and related products. Pfizer granted the Company a non-exclusive, worldwide, royalty free, fully paid license, with the right to grant sublicenses, to use certain manufacturing technology developed under the agreement and controlled by Pfizer to manufacture the Company’s products that utilize the AAV delivery system. During a specified period, neither the Company nor Pfizer is permitted to clinically develop or commercialize, outside of the collaboration, certain AAV-based gene therapy products for hemophilia A.
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
The Company assessed the agreement with Pfizer in accordance with ASC Topic 606 and concluded that Pfizer is a customer. As of June 30, 2020, the total transaction price under this agreement is $104.0 million, which represents the upfront and research services fees of $79.0 million and one unconstrained milestone in the amount of $25.0 million. Sangamo is responsible for internal and external research costs as part of the upfront fee and has the ability to request additional reimbursement from Pfizer if certain conditions are met. None of the clinical or regulatory milestones have been included in the transaction price, as all such milestone amounts are fully constrained. As part of its evaluation of the constraint, the Company considered numerous factors, including the fact that achievement of the milestones at this time is uncertain and contingent upon future periods when the uncertainty related to the variable consideration is resolved. The Company will re-evaluate the transaction price, including its estimated variable consideration included in the transaction price and all constrained amounts in each reporting period and as uncertain events are resolved or other changes in circumstances occur.
The Company has identified the performance obligations within the agreement as a license to the technology and on-going research services. The Company concluded that the license is not discrete as it does not have stand-alone value to Pfizer apart from the research services to be performed by the Company pursuant to the agreement. As a result, the Company recognizes revenue from the upfront payment based on proportional performance of the on-going research services through 2020, the estimated period the Company will perform research services. The estimation of progress towards the satisfaction of its performance obligation and project cost is reviewed quarterly and adjusted, as needed, to reflect the Company’s current assumptions regarding the timing of its deliverables. As of June 30, 2020 and December 31, 2019, the Company had deferred revenue of $0.7 million and $4.0 million, respectively, related to this agreement.
In December 2019, the Company entered into an amendment to the agreement, pursuant to which the Company transferred the IND for SB-525 to Pfizer. Upon this transfer the Company achieved a $25.0 million milestone as the conditions for achieving the milestone were met. The Company recognized $1.1 million during the six months ended June 30, 2020 and approximately $24.8 million on a cumulative basis attributed to this milestone as revenue. The balance of this milestone payment of $0.2 million will be recognized as revenue commensurate with the provision of research services over the remaining term of the agreement.
Revenues recognized under the agreement for the three and six months ended June 30, 2020 and 2019 were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenue related to Pfizer SB-525 agreement:
Recognition of upfront fee and research services	$326	$4,635	$2,516	$1,595
Milestone achievement	103	—	1,096	—
Total	$429	$4,635	$3,612	$1,595

In March 2019, the Company received new data results, and expanded enrollment of patients in the ongoing trial. As a result, the estimated project cost increased and the proportional performance was updated based on the actual services delivered to Pfizer as a percentage of the updated project cost as of March 31, 2019. The increase in project cost resulted in a decrease in the measure of the proportional cumulative performance. During the six months ended June 30, 2019, the Company recorded a revenue reduction of approximately $3.0 million, or 38% of total revenues, due to a decrease in the measure of the proportional cumulative performance.
In March 2020, the Company recorded an adjustment to revenue related to a change in estimate in connection with the hemophilia A collaboration agreement with Pfizer. This adjustment was a direct result of the decision to decrease the project scope and the corresponding costs, after the successful IND transfer of the SB-525 product candidate to Pfizer, both of which resulted in an increase in the measure of proportional cumulative performance. This adjustment increased revenue by $2.4 million, decreased net loss by $2.4 million and decreased the Company’s basic net loss per share by $0.02 for the six months ended June 30, 2020.
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
The Company has identified the performance obligations within this agreement as a license to the technology and on-going research services. The Company concluded that the license is not discrete as it does not have stand-alone value to Pfizer apart from the services to be performed by the Company pursuant to the agreement. As a result, the Company recognizes revenue from the upfront payment based on proportional performance of the on-going services, over the estimated period the Company will perform research services. The estimation of progress towards the satisfaction of its performance obligation and project cost is reviewed quarterly and adjusted, as needed, to reflect the Company’s current assumptions regarding the timing of its deliverables. As of June 30, 2020 and December 31, 2019, the Company had deferred revenue of $4.2 million and $8.0 million, respectively, related to this agreement.

Revenues recognized under the agreement for the three and six months ended June 30, 2020 and 2019 were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Recognition of upfront fee related to Pfizer C9ORF72 agreement	$3,425	$455	$3,785	$1,070
In June 2020, the Company recorded an adjustment to revenue related to a change in estimate in connection with the C9ORF72 collaboration agreement with Pfizer. This adjustment was a direct result of the decision to decrease the project scope and the corresponding costs due to advancement of the program, which resulted in an increase in the measure of proportional cumulative performance. This adjustment increased revenue by $3.0 million, decreased net loss by $3.0 million and decreased the Company’s basic net loss per share by $0.02 for the six months ended June 30, 2020.
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
The Company assessed the agreement with Sanofi in accordance with ASC Topic 606 and concluded that Sanofi is a customer. The Company has identified the performance obligations within this arrangement as a license to the technology and on-going research services activities. The Company concluded that the license is not discrete as it does not have stand-alone value to Sanofi apart from the research services to be performed pursuant to the agreement. As a result, the Company recognizes revenue from the upfront payment based on proportional performance of the ongoing services through 2022, the estimated period the Company will perform research services. The estimation of progress towards the satisfaction of performance obligation and project cost is reviewed quarterly and adjusted, as needed, to reflect the Company’s current assumptions regarding the timing of its deliverables. Related costs and expenses under these arrangements have historically approximated the revenues recognized. As of June 30, 2020 and December 31, 2019, the Company had deferred revenue of $2.3 million and $1.7 million, respectively, related to this agreement.
In August 2019, the Company achieved a $6.0 million milestone with Sanofi upon dosing of the third subject in the ST-400 beta thalassemia Phase 1 clinical trial. The Company recognized on a cumulative basis approximately $5.6 million as of June 30, 2020 attributed to this milestone as revenue and a revenue reversal of $0.1 million related to a change in scope was recognized during the six months ended June 30, 2020.
In December 2019, the Company achieved a $7.5 million milestone with Sanofi upon dosing of the first subject in the SCD Phase 1 clinical trial. The Company recognized on a cumulative basis approximately $7.0 million as of June 30, 2020 attributed to this milestone as revenue and a revenue reversal of $0.1 million related to a change in scope was recognized during the six months ended June 30, 2020.
Revenues recognized under the agreement for the three and six months ended June 30, 2020 and 2019 were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenue related to Sanofi agreement:
Recognition of upfront fee	$380	$901	$(349)	$1,654
Research services	1,155	2,158	2,875	3,355
Milestone achievement	257	—	(235)	—
Total	$1,792	$3,059	$2,291	$5,009
In March 2020, the Company recorded an adjustment to revenue related to a change in estimate in connection with the collaboration agreement with Sanofi. This adjustment was a direct result of the decision in March 2020 to increase the project scope and the corresponding costs, both of which resulted in a decrease in the measure of proportional cumulative performance. This adjustment decreased revenue by $2.2 million, increased net loss by $2.2 million and increased the Company’s basic net loss per share by $0.02 for the six months ended June 30, 2020.
California Institute for Regenerative Medicine
In May 2018, the California Institute for Regenerative Medicine (“CIRM”) granted a Strategic Partnership Award for $8.0 million to fund the clinical studies of a potentially curative ZFP therapeutic for the treatment of beta thalassemia based on the application of Sangamo’s ZFN genome editing technology. The grant exists through December 31, 2022 and provides matching funds to support the evaluate ST-400, a gene-edited cell therapy candidate for people with transfusion-dependent beta thalassemia. As of June 30, 2020, the Company had received $5.2 million under the award.
Under the terms of the CIRM grants, the Company is obligated to pay royalties and licensing fees based on a low single digit royalty percentage on net sales of CIRM-funded product candidates or CIRM-funded technology. The Company has the option to decline any and all amounts awarded by CIRM and as an alternative to revenue sharing, the Company has the option to convert the award to a loan. No such election has been made as of the date of the issuance of these financial statements. If the Company terminates a CIRM-funded clinical trial, it is obligated to repay any unused CIRM funds received. Therefore, as of June 30, 2020 and December 31, 2019, $6.1 million and $5.7 million, respectively, including interest, related to this award are recorded as a loan in other long-term liabilities on the accompanying Condensed Consolidated Balance Sheets as the Company does not expect to repay these amounts within the next 12 months.

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
On March 27, 2020, the President signed the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) into law. The CARES Act is a relief package that includes changes to the US tax code including but not limited to, (1) modifications to the calculation of interest deductibility in 2019 and 2020; (2) changes to rules related to the uses and limitations of net operating loss carryforwards created in 2018-2020 and (3) technical corrections for qualified improvement property. The CARES Act did not have a material impact on the Company's Condensed Consolidated Statements of Operations for the six months ended June 30, 2020.
NOTE 7—COMMITMENTS AND CONTINGENCIES
Leases
Sangamo occupies approximately 87,700 square feet of office and research and development laboratory facilities in Brisbane, California, pursuant to a lease that expires in May 2029. Sangamo also occupies approximately 45,600 square feet of research and office space in Richmond, California pursuant to leases that expire in August 2026. In addition, the Company leases approximately 20,800 square feet of research and office space in Valbonne, France, subject to leases that expire beginning in June 2025 through March 2028.
Certain of these leases include renewal options at the election of the Company to renew or extend the lease for an additional five to ten years. These optional periods have not been considered in the determination of the ROU assets or lease liabilities associated with these leases as the Company did not consider it reasonably certain that it would exercise the options.
The Company performed evaluations of its contracts and determined each of its identified leases are operating leases. For the three and six months ended June 30, 2020, the Company incurred $2.6 million and $5.1 million of lease costs in relation to these operating leases. These lease costs were included in operating expenses in the Condensed Consolidated Statements of Operations. Variable lease expense was $0.5 million and $1.0 million for the three and six months ended June 30, 2020 and was not included in the measurement of the Company’s operating ROU assets and lease liabilities. The variable expense consists primarily of the Company’s proportionate share of operating expenses, property taxes and insurance and is classified as lease expense, due to the Company’s election to not separate lease and non-lease components.
Cash paid for amounts included in the measurement of operating lease liabilities for the six months ended June 30, 2020 was $3.1 million and was included in net cash used in operating activities in the Company’s Condensed Consolidated Statements of Cash Flow.

As of June 30, 2020, the maturities of the Company’s operating lease liabilities were as follows (in thousands):

Total
Six months ending December 31, 2020	$2,717
2021	6,390
2022	6,468
2023	6,556
2024	6,694
Thereafter	26,141
Total lease payments	54,966
Less:
Imputed interest	(12,356)
Total	$42,610

Reported as of June 30, 2020:
Operating lease liabilities - current (included in Accounts payable and accrued liabilities on the Condensed Consolidated Balance Sheet)	$3,376
Operating lease liabilities - long-term	39,234
Total	$42,610
As of June 30, 2020, the weighted-average remaining lease term is 8.3 years and the weighted-average incremental borrowing rate used to determine the operating lease liability was 6.2% for the Company’s operating leases.
The Company does not have any financing leases.
Contractual Commitments
As of June 30, 2020, the Company has manufacturing obligations that include a fee of $3.2 million for dedicated capacity pursuant to the Development and Manufacturing Services Agreement with Brammer Bio MA, now a Thermo Fisher Scientific Inc. subsidiary ("Brammer"). The Company also has an Option Agreement ("Option") with Brammer, entered in April 2019, whereby Brammer granted the Company an option to secure dedicated capacity for manufacturing in Brammer’s facilities. The Company paid $3.0 million for the Option, which expires on December 31, 2021. In addition, the Company agreed to pay Brammer $2.0 million, $1.0 million of which has been paid, to assist it in establishing its manufacturing capabilities in Brisbane, California, which may increase Sangamo's contractual commitments in the future. Furthermore, the Company has non-cancelable contractual commitments under manufacturing-related supplier arrangements with Brammer, which requires minimum purchase commitments totaling approximately $2.5 million through December 2021, $0.5 million of which was paid upon execution of the agreement.
In May 2020, the Company entered into an amendment to an existing lease to acquire approximately 8,500 square feet of research and office space in Richmond, California that expire in August 2026. Total lease payment over the life of this lease under this amendment are approximately $1.6 million. Variable lease payments include the Company’s allocated share of costs incurred and expenditures made by the landlord in the operation and management of the building. The commencement date of this lease was determined to be in the third quarter of 2020, therefore the lease is not included in the Company’s operating lease right-of-use asset or operating lease liabilities as of June 30, 2020.
The Company also has $1.2 million of license obligations related to its intellectual property.
Contingencies
Sangamo is not party to any material pending legal proceedings or contingencies. From time to time, the Company may be involved in legal proceedings arising in the ordinary course of business.
NOTE 8—STOCK-BASED COMPENSATION
The following table shows total stock-based compensation expense included in the Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2020 and 2019 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Research and development	$3,578	$2,763	$6,417	$5,061
General and administrative	3,186	2,104	5,967	4,329
Total stock-based compensation expense	$6,764	$4,867	$12,384	$9,390

NOTE 9—STOCKHOLDERS’ EQUITY
Common Stock
In connection with the collaboration agreement with BIMA described in Note 5 of these Condensed Consolidated Financial Statements, the Company also entered into a stock purchase agreement with BIMA, pursuant to which BIMA agreed to purchase the Biogen Shares at a price per share of $9.2137, for an aggregate purchase price of approximately $225.0 million. The Company closed the sale of the Biogen Shares on April 8, 2020.
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
NOTE 10—ACQUISITION OF SANGAMO THERAPEUTICS FRANCE S.A.S.

        On July 20, 2018, Sangamo entered into various agreements with the goal of eventually acquiring 100% of Sangamo France’s share capital. The Company entered into the Sangamo France SPA with certain shareholders of Sangamo France, pursuant to which it acquired 13,519,036 ordinary shares of Sangamo France (“Ordinary Shares”) as part of a block transaction that closed on October 1, 2018 (the “Acquisition Date”). Additionally, the Company and Sangamo France entered into a Tender Offer Agreement pursuant to which Sangamo agreed to acquire 11,528,635 Ordinary Shares for the same price per share as the Sangamo France SPA via a cash tender offer that closed on November 23, 2018. Following the block transaction, cash tender offer, and other open market purchases of shares, the Company owned 98.2% of the Ordinary Shares as of December 31, 2018 (or 25,047,671 Ordinary Shares). In addition to the Sangamo France SPA and the tender offer agreement, the Company also entered into arrangements with the holders of approximately 477,000 “free shares” of Sangamo France pursuant to which the Company has the right to purchase such shares from the holders (a call option) and such holders have the right to sell to the Company such shares from time to time through mid-2021 (a put option) (collectively the “Free Shares Options”). In June 2019, Sangamo France became a société par actions simplifiée (“S.A.S.”) and was renamed from “TxCell” to “Sangamo Therapeutics France.” During 2019, the Company acquired approximately 111,000 vested free shares, increasing its ownership of the Ordinary Shares from 98.2% to 98.7%. During the three months ended June 30, 2020, the Company acquired approximately 117,000 vested free shares, including 80,000 from a former executive of Sangamo France who is now an executive of Sangamo, pursuant to the exercise of the Free Shares Options for approximately $0.2 million of cash, increasing its ownership of the Ordinary Shares to 99.1% as June 30, 2020.
At the Acquisition Date, the fair value of the Free Shares Options was estimated to be a liability of $0.2 million. See “Note 2 — Fair Value Measurements-Free Shares Asset” for information regarding the valuation method. The fair value of the Free Shares Options will vary based on future changes in the Company’s stock price during the option period. The fair value of the Free Shares Options was estimated to be an asset of $0.2 million as of June 30, 2020.
The acquisition of Sangamo France was accounted for as a business combination in accordance with ASC Topic 805, Business Combinations, in exchange for total consideration of approximately $45.9 million at the Acquisition Date. The operating results of Sangamo France after the Acquisition Date have been included in the Company’s Condensed Consolidated Statements of Operations.
There were no goodwill impairments during the six months ended June 30, 2020 or during 2019 and, as noted below, substantially all of the non-controlling interest on the Acquisition Date was subsequently acquired by the Company and, accordingly, substantially all of the goodwill is allocated to the Company as of June 30, 2020 and December 31, 2019.
Non-Controlling Interest
The fair value of the remaining non-controlling was determined based on the number of outstanding shares comprising the non-controlling interest and the $2.99 acquisition price per share as of the Acquisition Date. The non-controlling interest is presented as a component of stockholders' equity on the Company’s Condensed Consolidated Balance Sheets.

Non-controlling interest as of June 30, 2020 was as follows (in thousands):

Total
Balance at December 31, 2019	$185
Fair value of additional shares acquired	(339)
Loss attributable to non-controlling interest	(97)
Balance at June 30, 2020	$(251)

NOTE 11—SUBSEQUENT EVENTS
On July 27, 2020, the Company entered into a collaboration and license agreement with Novartis Institutes for BioMedical Research, Inc. (“Novartis”) for the research, development and commercialization of gene regulation therapies to treat three neurodevelopmental disorders. The collaboration became immediately effective upon execution of the agreement. Under the agreement, the Company granted to Novartis an exclusive, royalty bearing and worldwide license, under its relevant patents and know-how, to develop, manufacture and commercialize certain of its ZFP-TFs targeted to three undisclosed genes that are associated with neurodevelopmental disorders, including autism spectrum disorder and intellectual disability. Over a three-year collaboration period, which may be extended by Novartis for up to two additional years, the Company will perform early research activities for each gene target and manufacture the ZPF-TFs required for such research, costs of which will be funded by Novartis. Novartis is responsible for additional research activities, investigational new drug-enabling studies, clinical development, regulatory approvals, manufacturing of preclinical, clinical and approved products, and global commercialization. Subject to certain exceptions set forth in the agreement, the Company is prohibited from developing, manufacturing or commercializing any therapeutic product targeting any of the three genes that are the subject of the collaboration. Novartis also has the option to license certain of the Company's proprietary AAVs for the sole purpose of developing, manufacturing and commercializing licensed products arising from the collaboration. Under the agreement, Novartis will pay the Company a $75.0 million upfront license fee payment no later than August 27, 2020. In addition, the Company is eligible to earn from Novartis up to $420.0 million in development milestones and up to $300.0 million in commercial milestones. The Company is also eligible to earn from Novartis tiered high single-digit to sub-teen double-digit royalties on potential net commercial sales of licensed products arising from the collaboration. These royalty payments will be subject to reduction due to patent expiration, loss of market exclusivity and payments made under certain licenses for third-party intellectual property. The agreement will continue, on a product-by-product and country-by-country basis, until the expiration of the applicable royalty term. Novartis has the right to terminate the agreement, in its entirety or on a target-by-target basis, for any reason after a specified notice period. Each party has the right to terminate the agreement on account of the other party’s bankruptcy or material, uncured breach.
On August 5, 2020, the Company entered into an Open Market Sale Agreement℠ with Jefferies LLC (“Jefferies”) with respect to an at-the-market offering program under which the Company may offer and sell, from time to time at its sole discretion, shares of the Company’s common stock having an aggregate offering price of up to $150.0 million through Jefferies as the Company’s sales agent or principal. The Company is not obligated to sell any shares under the sales agreement. Subject to the terms and conditions of the sales agreement, Jefferies will use commercially reasonable efforts, consistent with its normal trading and sales practices and applicable laws and regulations, to sell shares of the Company’s common stock from time to time based upon the Company’s instructions, including any price, time or size limits or other customary parameters or conditions the Company specifies, subject to certain limitations. Under the sales agreement, Jefferies may sell shares of the Company’s common stock by any method permitted by law deemed to be an “at-the-market offering.” The Company will pay Jefferies a commission of up to 3% of the gross proceeds from each sale of shares of the Company’s common stock sold through Jefferies under the sales agreement and will provide Jefferies with customary indemnification and contribution rights. In addition, the Company agreed to reimburse certain legal expenses and fees by Jefferies in connection with the offering up to a maximum of $50,000, as well as certain ongoing disbursements of Jefferies’ counsel, if required. The sales agreement will terminate upon the sale of all $150.0 million of shares under the sales agreement, unless earlier terminated by either party as permitted therein.

ITEM  2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The discussion in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contains trend analysis, estimates and other forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements include, without limitation, statements containing the words “anticipates,” “believes,” “continues,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “seeks,” “should” and “will” and other words of similar import or the negative of those terms or expressions. Such forward-looking statements are subject to known and unknown risks, uncertainties, estimates and other factors that may cause our actual results, performance or achievements, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Actual results could differ materially from those set forth in such forward-looking statements as a result of, but not limited to the “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q. You should read the following discussion and analysis along with the financial statements and notes attached to those statements included elsewhere in this report and in our Annual Report on Form 10-K for the year ended December 31, 2019, or the 2019 Annual Report, as filed with the Securities and Exchange Commission, or SEC, on February 28, 2020.
In addition, the section of this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” generally discusses 2020 and 2019 items and quarter-to-quarter comparisons between 2020 and 2019. Discussions of 2019 items and quarter-to-quarter comparisons between 2019 and 2018 are not included in this Quarterly Report on Form 10-Q and can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part I, Item 2 of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2019, as filed with the SEC on August 8, 2019.
Overview
We are a clinical stage biotechnology company focused on translating ground-breaking science into genomic medicines with the potential to transform patients’ lives using our platform technologies in gene therapy, ex vivo gene-edited cell therapy, in vivo genome editing and in vivo genome regulation.

Our strategy is to maximize the value and therapeutic use of our technology platforms. For certain therapies, we intend to capture the value of our proprietary gene therapy, cell therapy, genome editing and genome regulation technologies by manufacturing and developing product candidates and commercializing approved products ourselves. For other therapies, we intend to partner with other biopharmaceutical companies to manufacture and develop product candidates and commercialize approved products as appropriate. Decisions to partner product candidates will be based on review of our internal resources, internal know-how, assessment of technical risk, anticipated length and complexity of clinical studies, competitive landscape and other commercial considerations. Our diverse pipeline includes genomic medicine product candidates across multiple therapeutic areas including inherited metabolic disorders, or IMDs, rare blood diseases, central nervous system diseases, neurodevelopmental disorders, oncology and immunology, which comprises inflammatory and autoimmune diseases.

We are a leader in the research and development of zinc finger proteins, or ZFPs, a naturally occurring class of transcription factor proteins found in humans and other species. We have used our internal know-how and technical expertise to develop a proprietary synthetic ZFP platform with potential clinical utility in ex vivo gene-edited cell therapy, in vivo genome editing and in vivo genome regulation. ZFPs may be engineered to make zinc finger nucleases, or ZFNs, that can be used to selectively modify DNA sequences by knocking in or knocking out genes of choice, or zinc finger protein transcription factors, or ZFP-TFs, that can be used to selectively increase or decrease gene expression. In the process of developing this platform, we have additionally accrued significant scientific, manufacturing and development capabilities, as well as related know-how, all of which are broadly applicable to the field of gene therapy. We have used this knowledge to advance a gene therapy platform.

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

Business Update
On July 27, 2020, we entered into a collaboration and license agreement with Novartis Institutes for BioMedical Research, Inc., or Novartis, for the research, development and commercialization of gene regulation therapies to treat three neurodevelopmental disorders. The collaboration became immediately effective upon execution of the agreement. Under the agreement, we have granted to Novartis an exclusive, royalty bearing and worldwide license, under our relevant patents and know-how, to develop, manufacture and commercialize certain of our ZFP-TFs targeted to three undisclosed genes that are associated with neurodevelopmental disorders, including autism spectrum disorder and intellectual disability. Over a three-year collaboration period, which may be extended by Novartis for up to two additional years, we will perform early research activities for each gene target and manufacture the ZPF-TFs required for such research, costs of which will be funded by Novartis. Novartis is responsible for additional research activities, investigational new drug-enabling studies, clinical development, regulatory approvals, manufacturing of preclinical, clinical and approved products, and global commercialization. Subject to certain exceptions set forth in the agreement, we are prohibited from developing, manufacturing or commercializing any therapeutic product targeting any of the three genes that are the subject of the collaboration. Novartis also has the option to license certain of our proprietary adeno-associated viruses for the sole purpose of developing, manufacturing and commercializing licensed products arising from the collaboration. Under the agreement, Novartis will pay us a $75.0 million upfront license fee payment no later than August 27, 2020. In addition, we are eligible to earn from Novartis up to $420.0 million in development milestones and up to $300.0 million in commercial milestones. We are also eligible to earn from Novartis tiered high single-digit to sub-teen double-digit royalties on potential net commercial sales of licensed products arising from the collaboration. These royalty payments will be subject to reduction due to patent expiration, loss of market exclusivity and payments made under certain licenses for third-party intellectual property. The agreement will continue, on a product-by-product and country-by-country basis, until the expiration of the applicable royalty term. Novartis has the right to terminate the agreement, in its entirety or on a target-by-target basis, for any reason after a specified notice period. Each party has the right to terminate the agreement on account of the other party’s bankruptcy or material, uncured breach.

In February 2020, we entered into a collaboration and license agreement with Biogen MA, Inc., or BIMA, and Biogen International GmbH (together with BIMA, or Biogen), for the research, development and commercialization of gene regulation therapies for the treatment of neurological diseases, including ST-501 a preclinical ZFP-TF product candidate for tauopathies including Alzheimer’s disease, and ST-502, a preclinical ZFP-TF product candidate for alpha-synuclein related diseases including Parkinson’s disease, among other targets. Concurrently with the execution of the collaboration and license agreement, we entered into a stock purchase agreement with BIMA in which BIMA agreed to purchase $225.0 million of newly issued shares of our common stock, or the Biogen Shares. In April 2020, the collaboration agreement became effective and we received the stock sale proceeds, and Biogen paid us an upfront license fee of $125.0 million in May 2020. We are also eligible to receive research, development, regulatory and commercial milestone payments that could total up to approximately $2.37 billion if Biogen selects all of the targets allowed under the agreement and all the specified milestones set forth in the agreement are achieved, which includes up to $925.0 million in pre-approval milestone payments and up to $1.45 billion in first commercial sale and other sales-based milestone payments. In addition, we are also eligible to receive tiered royalties on potential net commercial sales of licensed products arising from the collaborations. For more information regarding the Biogen collaboration, see section entitled “—Collaborations—Biogen” in Item 1, Business of our 2019 Annual Report.

In collaboration with our partner, Pfizer Inc., or Pfizer, we are evaluating giroctocogene fitelparvovec (also known as SB-525) gene therapy for the treatment of hemophilia A. In 2019, we completed the manufacturing technology transfer to Pfizer. Pfizer presented updated follow-up data from the Phase 1/2 Alta Study assessing giroctocogene fitelparvovec in adult patients with severe hemophilia A at the World Federation of Hemophilia 2020 World Congress in June 2020. The data demonstrated that giroctocogene fitelparvovec was generally well tolerated, and all five patients with severe hemophilia A who received the 3e13 vg/kg dose showed sustained factor VIII, or FVIII, activity levels, with a median of 64.2% via chromogenic assay (patient-level geometric means after week nine post-infusion). No patients experienced bleeding events or required FVIII infusions. The FVIII activity levels presented reflected measurements up to 61 weeks, the extent of follow-up for the longest-treated patient in the cohort. Pfizer has announced that it is advancing giroctocogene fitelparvovec into a Phase 3 registrational clinical study, which may provide the basis for seeking regulatory approval as a therapeutic, and that it expects to dose the first patient in the study by the end of 2020.

We are also evaluating our wholly owned ST-920 gene therapy for Fabry disease, a rare inherited metabolic disease. In 2019, the IND was accepted by the U.S. Food and Drug Administration, or FDA, and a clinical trial authorization, or CTA, was granted in the United Kingdom. The FDA also granted Orphan Drug Designation to ST-920 for the treatment of Fabry disease. We are currently evaluating ST-920 in adult males with classic Fabry disease in the Phase 1/2 STAAR study, an open-label, dose-ascending clinical trial. We have successfully screened and enrolled patients into the STAAR study and, while we are carefully following the impact of the evolving COVID-19 pandemic on the operations of clinical sites, we currently anticipate infusing the first subject by the end of 2020.

In collaboration with our partner Sanofi Genzyme, or Sanofi, we are evaluating gene-edited cell therapies for two hemoglobinopathies, ST-400 for transfusion dependent beta thalassemia, and BIVV003 for sickle cell disease, or SCD. ST-400 and BIVV003 are both designed to induce the synthesis of fetal hemoglobin, achieved by gene-edited knock out of the erythroid specific enhancer of the BCL11a gene, which encodes a strong repressor of the gamma globin gene. In December 2019, we achieved a $7.5 million milestone payment from Sanofi for the first subject dosed in Sanofi’s Phase 1/2 PRECIZN-1 trial evaluating BIVV003 for SCD. We have enrolled and dosed five patients into the Thales Study evaluating ST-400 for beta thalassemia. Sanofi continues to enroll sickle cell patients into the PRECIZN-1 study. We and Sanofi will look for an appropriate time to present data from these programs at a future date once both studies have accumulated a sufficient number of patients and follow up.

We are also evaluating chimeric antigen receptor regulatory T cell, or CAR-Treg, cell therapies for the treatment of inflammatory and autoimmune diseases. Our lead CAR-Treg program is TX200, which is being evaluated to treat HLA-A2 mismatched kidney transplantation. In late 2019, we received CTA authorization in the United Kingdom for the TX200 Phase 1/2 STEADFAST clinical trial, and in 2020 we received authorization for the study in the Netherlands. As we plan the initiation of the STEADFAST trial, we are monitoring the impact of the evolving COVID-19 pandemic on clinical operations for this study and expect to dose the first subject in 2021.

In February 2018, we entered into a global collaboration and license agreement with Kite Pharma, Inc., or Kite, a Gilead Company, which became effective in April 2018, and was amended and restated in September 2019, for the research, development and commercialization of potential engineered cell therapies for cancer. In this collaboration, we are working together with Kite on a research program under which the companies are designing ZFNs and viral vectors to disrupt and insert certain genes in T-cells and natural killer cells, or NK-cells including the insertion of genes that encode chimeric antigen receptors, or CARs, T-cell receptors, or TCRs, and NK-cell receptors, or NKRs directed to mutually agreed targets. Kite is responsible for all clinical development, manufacturing and commercialization of any resulting products. In collaboration with Kite, we are evaluating KITE-037, an allogeneic anti-CD19 CAR-T cell product. Kite has informed us that the timeline for the initiation of the KITE-037 clinical trial planned for 2020 may be delayed due to the impact of the evolving COVID-19 pandemic.

We currently rely on contract manufacturing organizations, or CMOs, to produce our preclinical and clinical product candidates in accordance with FDA and the European Medicines Agency, or EMA, mandated regulations, also known as current good manufacturing practices, or cGMPs. We employ a technical operations staff in the areas of process development, analytical development, quality control, quality assurance, project management, and manufacturing to facilitate appropriate oversight of our CMOs, support of our regulatory filings and execution of clinical trials. We are building a cGMP manufacturing facility in our new headquarters building in Brisbane, CA. This facility is being designed to manufacture Phase 1/2 clinical trial supplies for our gene therapy and cell therapy pipeline and potentially collaboration programs. The gene therapy manufacturing facility is currently anticipated to become operational by the end of 2020. The cell therapy manufacturing facility in Brisbane, as well as another cell therapy manufacturing facility at our site in Valbonne, France, are anticipated to become operational in 2021.

Estimated Impacts of Evolving COVID-19 Pandemic

In March 2020, the World Health Organization characterized COVID-19 as a global pandemic. Also that month, governmental agencies imposed shelter-in-place orders in areas where we operate in California, France and the United Kingdom. The extent to which the COVID-19 pandemic will impact our business, operations and financial condition, either directly or indirectly, will depend on future developments that remain highly uncertain at the present time. As our understanding of events evolves and additional information becomes available, we may materially change our guidance relating to our revenues, expenses and timelines for manufacturing, clinical trials and research and development.

We have implemented an operating plan to continue business operations during the ongoing COVID-19 pandemic in compliance with government orders and restrictions, including enhanced workplace safety protocols and modified working schedules. Office-based employees have been working from home since March 2020. Although certain government orders and restrictions have eased, and phased re-openings are underway, it is not certain when such restrictions and orders will be fully lifted, and recent resurgences in number and rates of infections, reactions to increased testing and further spread of the virus may result in the return of prior orders and restrictions or new orders and restrictions.

We do not anticipate any material negative impact on our financial condition in 2020 as a result of the COVID-19 pandemic. We believe we are well positioned financially to execute on our wholly owned and partnered research and clinical programs. We ended the second quarter of 2020 with $664.9 million in cash, cash equivalents and marketable securities. Although we believe we are well capitalized currently, if the capital markets become impaired for a prolonged period of several years, our financial condition could deteriorate. We do not currently anticipate any material impairments to the valuation of the financial assets or goodwill on our balance sheet as a result of COVID-19. We do not believe that the remote workplace arrangements we have implemented for our office-based employees have affected our financial reporting or control systems.

Our business relies on cooperation with clinical trial sites and with external biopharmaceutical research and manufacturing partners, and we have been working with these sites and partners to minimize any impact of COVID-19 on our clinical trials and our research and development operations. Although our laboratory operations in the United States and France have resumed, enhanced health and safety protocols and modified workplace schedules could result in reduced productivity. In addition to laboratory work supporting our proprietary research, we also conduct research to support collaborations with biopharmaceutical partners, which under certain circumstances provides us with expense reimbursements and other potential payments. While we have experienced periodic short-term disruptions to our laboratory operations due to COVID-19 health and safety protocols, at this time, we do not anticipate any material impact to our ability to conduct our research in a timely manner. We do anticipate that some clinical trial timelines may be impacted due to COVID-19 and the diversion of healthcare resources to fight the pandemic. We will continue to monitor the impact of COVID-19 on our research obligations and timelines of our clinical trials. We are not aware of supply shortages related to COVID-19 that will affect our clinical trials or research operations.

See also the section titled “Risk Factors” for additional information on risks and uncertainties related to the evolving COVID-19 pandemic.

Certain Components of Results of Operations
Our revenues have consisted primarily of revenues derived from collaboration agreements with our strategic partners related to upfront license fees, reimbursable research services, milestone achievements and grant funding. We expect revenues to continue to fluctuate from period to period and there can be no assurance that new collaborations or partner funding will continue beyond their initial terms or that we are able to meet the milestones specified in these agreements.
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
Critical Accounting Policies and Estimates
The accompanying management's discussion and analysis of our financial condition and results of operations are based upon our Condensed Consolidated Financial Statements and the related disclosures, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these Condensed Consolidated Financial Statements requires us to make estimates, assumptions and judgments that affect the reported amounts in our Condensed Consolidated Financial Statements and accompanying notes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. There have been no significant changes in our critical accounting policies and estimates disclosed in our 2019 Annual Report.
Results of Operations for the Three and Six Months Ended June 30, 2020 and 2019
Revenues

	Three Months Ended June 30,				Six Months Ended June 30,
	(in thousands, except percentage values)				(in thousands, except percentage values)
	2020	2019	Change	%	2020	2019	Change	%
Revenues	$21,553	$17,548	$4,005	23%	$34,629	$25,619	$9,010	35%
Total revenues consisted of revenues from collaboration agreements and, to a significantly lesser extent, research grants. We anticipate revenues over the next several years will be derived primarily from our collaboration agreements with Novartis, Biogen, Kite, Pfizer and Sanofi as we continue to recognize upfront and milestone payments received under such agreements over time in revenues.
The increase of $4.0 million in revenues for the three months ended June 30, 2020, compared to the same period in 2019, was primarily due to an increase of $8.2 million in revenue related to our agreement with Biogen, which took effect in April 2020. This increase was partially offset by a decrease of $4.2 million in revenue related to our hemophilia A collaboration agreement with Pfizer after the successful IND transfer of the SB-525 product candidate to Pfizer in December 2019, which resulted in decrease in activities post IND transfer for the three months ended 2020 compared to the same period in 2019.
The increase of $9.0 million in revenues for the six months ended June 30, 2020, compared to the same period in 2019, was primarily due to an increase of $8.2 million in revenue related to our agreement with Biogen, which took effect in April 2020.
Operating expenses

	Three Months Ended June 30,				Six Months Ended June 30,
	(in thousands, except percentage values)				(in thousands, except percentage values)
	2020	2019	Change	%	2020	2019	Change	%
Operating expenses:
Research and development	$41,523	$36,455	$5,068	14%	$83,002	$71,305	$11,697	16%
General and administrative	17,927	14,597	3,330	23%	34,046	31,715	2,331	7%
Total operating expenses	$59,450	$51,052	$8,398	16%	$117,048	$103,020	$14,028	14%
Research and Development Expenses
Research and development expenses consisted primarily of compensation related expenses, including stock-based compensation, laboratory supplies and expenses related to preclinical and clinical studies, manufacturing clinical supply, allocated facilities, information technology expenses and contracted research.
The increase of $5.1 million in research and development expenses for the three months ended June 30, 2020, compared to the same period in 2019, was primarily driven by a $5.3 million increase in headcount related compensation expense to support our programs and clinical trials, and a $3.8 million increase in overhead costs as we ramp up our internal manufacturing operations. These increases were partially offset by a decrease of $4.0 million in clinical and manufacturing supply expenses due to timing of our trials and programs. Stock-based compensation expense included in research and development expenses was $3.6 million and $2.8 million for the three months ended June 30, 2020 and 2019, respectively.
The increase of $11.7 million in research and development expenses for the six months ended June 30, 2020, compared to the same period in 2019, was primarily driven by an $8.6 million increase in overhead costs as we ramp up our internal manufacturing operations, an $8.1 million increase in headcount related compensation expense to support our programs and clinical trials, partially offset by a decrease of $5.3 million in clinical and manufacturing supply expenses due to timing of our trials and programs. Stock-based compensation expense included in research and development expenses was $6.4 million and $5.1 million for the six months ended June 30, 2020 and 2019, respectively.
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
In any event, our potential therapeutic products are subject to a lengthy and uncertain regulatory process that may not result in our receipt of any necessary regulatory approvals. Failure to receive the necessary regulatory approvals would prevent us from commercializing the product candidates affected. In addition, clinical trials of our product candidates may fail to demonstrate safety and efficacy, which could prevent or significantly delay regulatory approval. The full extent of the impact of the evolving COVID-19 pandemic on our business, operations and financial results will depend on numerous evolving factors that we may not be able to accurately predict. A discussion of the risks and uncertainties with respect to our research and development activities, including completing the development of our product candidates, and the consequences to our business, financial position and growth prospects can be found in “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q.
General and Administrative Expenses
General and administrative expenses consist primarily of compensation related expenses including stock-based compensation for executive, legal, finance and administrative personnel, professional fees, allocated facilities and information technology expenses, and other general corporate expenses.
The increase of $3.3 million in general and administrative expenses for the three months ended June 30, 2020, compared to the same period in 2019, was primarily due to an increase of $2.3 million in professional fees, and an increase of $2.6 million in headcount driven compensation costs. These increases were partially offset by a decrease of $1.7 million in allocated facility and support costs. Stock-based compensation expense included in general and administrative expenses was $3.2 million and $2.1 million for the three months ended June 30, 2020 and 2019, respectively.
The increase of $2.3 million in general and administrative expenses for the six months ended June 30, 2020, compared to the same period in 2019, was primarily due to an increase of $5.1 million in headcount driven compensation costs, and an increase of $1.4 million in professional fees. These increases were partially offset by a decrease of $3.7 million in allocated facility and support costs, and a decrease of $0.6 million in travel and entertainment costs due to COVID-19 travel restrictions. Stock-based compensation expense included in general and administrative expenses was $6.0 million and $4.3 million for the six months ended June 30, 2020 and 2019, respectively.
As we continue to build out our product portfolio and advance our product candidates into the clinic, we expect higher general and administrative expenses to support the growth of the business.
Interest and other income, net
Interest and other income, net, decreased by $1.2 million for the three months ended June 30, 2020, compared to the same period in 2019, primarily due to a decrease of $1.5 million in interest income reflecting the decline in market interest rates.
Interest and other income, net, decreased by $1.4 million for the six months ended June 30, 2020, compared to the same period in 2019, primarily due to a decrease of $2.1 million in interest income reflecting the decline in market interest rates, partially offset by a decrease of $0.4 million in foreign exchange losses.
Liquidity and Capital Resources
Liquidity
Since inception, we have incurred significant net losses and we have funded our operations primarily through the issuance of equity securities, payments from corporate collaborators and strategic partners and research grants.
As of June 30, 2020, we had cash, cash equivalents, and marketable securities totaling $664.9 million compared to $384.3 million as of December 31, 2019, with the increase primarily attributable to our collaboration with Biogen, which became effective in April 2020. Our most significant use of capital is for employee compensation and external research and development expenses, such as manufacturing, clinical trials and preclinical activity related to our therapeutic programs. Our cash and investment balances are held in a variety of interest-bearing instruments, including U.S. government-sponsored entity debt securities, corporate debt securities, commercial paper securities and money market funds. Cash in excess of immediate requirements is invested in accordance with our investment policy with a view toward capital preservation and liquidity.
Since the beginning of 2017, we have received significant amounts of capital as upfront payments under our collaboration agreements. Our collaboration agreements provide for the payment of development, regulatory, and commercial milestones. In February 2020, we entered into a collaboration and license agreement with Biogen for the research, development and commercialization of gene regulation therapies for the treatment of neurological diseases, which became effective in April 2020. Upon effectiveness of the agreement in April 2020, we received a payment of $225.0 million for the purchase of the Biogen Shares. In addition, Biogen paid us an upfront license fee of $125.0 million in May 2020. For more information see Note 5 — Major Customers, Partnerships and Strategic Alliances in the Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q. In July 2020, we entered into a collaboration and license agreement with Novartis for the development and commercialization of gene regulation therapies for the treatment of neurodevelopment disorders. Under the agreement, Novartis is required to pay us a $75.0 million upfront license fee by August 27, 2020. In addition, in August 2020, we entered into an Open Market Sale Agreement with Jefferies LLC, or Jefferies, providing for the sale of up to $150.0 million of our common stock from time to time in ‘at-the-market’ offerings under our existing shelf registration statement. We currently anticipate that our existing cash, cash equivalents and marketable securities, cash flows from operations and access to financing sources, including our at-the-market sale agreement with Jefferies, will continue to be sufficient to meet our cash needs for at least the next 12 months. During the period of uncertainty of volatility related to the evolving COVID-19 pandemic, we will continue to monitor our liquidity.
Cash Flows
Operating activities
Net cash provided by operating activities was $141.1 million for the six months ended June 30, 2020, primarily reflecting an increase in deferred revenues of $178.9 million driven by cash received in connection with the Biogen collaboration agreement, a decrease in accounts receivable of $31.3 million and stock-based compensation of $12.4 million and other activities, partially offset by our net loss of $78.9 million.

Investing activities
Net cash provided by investing activities for the six months ended June 30, 2020 was $101.3 million related to a net increase in maturities of marketable securities, partially offset by purchases of property and equipment.
Financing activities
Net cash provided by financing activities for the six months ended June 30, 2020 was $144.6 million primarily, reflecting the $145.4 million estimated fair value of the Biogen Shares issued, partially offset by $2.9 million of issuance costs related to the issuance of these shares.
Operating Capital and Capital Expenditure Requirements
We anticipate continuing to incur operating losses for at least the next several years. While we expect our rate of cash usage to increase in the future, in particular to support our product development endeavors, we believe that our available cash resources, as well as expected revenues from corporate collaborators, strategic partners and research grants, will be adequate to fund our currently planned operations through at least the next 12 months from the date the financial statements are issued. Future capital requirements beyond the next 12 months will be substantial and if our capital resources are insufficient to meet future capital requirements, we may need to raise additional capital to fund our operations through equity or debt financing. We regularly consider fund raising opportunities and may decide, from time to time, to raise capital based on various factors, including market conditions and our plans of operation. Additional capital may not be available on terms acceptable to us, or at all. If adequate funds are not available, or if the terms of potential funding sources are unfavorable, our business and our ability to advance our product candidate pipeline would be harmed. Furthermore, any sales of additional equity securities, including sales pursuant to our at-the-market financing facility, may result in dilution to our stockholders, and any debt financing may include covenants that restrict our business.
Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.
Contractual Obligations and Commercial Commitments
In May 2020, we entered into an amendment to an existing lease to acquire approximately 8,500 square feet of research and office space in Richmond, California that expire in August 2026. Total lease payment over the life of this lease under this amendment are approximately $1.6 million. Variable lease payments include our allocated share of costs incurred and expenditures made by the landlord in the operation and management of the building. The commencement date of this lease was determined to be in the third quarter of 2020, therefore the lease is not included in our operating lease right-of-use asset or operating lease liabilities as of June 30, 2020.
There were no other material changes outside of the ordinary course of business in our contractual obligations as of June 30, 2020 from those as of December 31, 2019.
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
The securities in our investment portfolio are not leveraged and are classified as available-for-sale. The majority of these available-for-sale securities are short-term in nature and subject to minimal interest rate risk. Our investments currently consist of commercial paper, corporate debt securities and U.S. government-sponsored entity debt securities. Our investment policy, approved by our Board of Directors, limits the amount we may invest in any one type of investment issuer, thereby reducing credit risk concentrations. All investments have a fixed interest rate and are carried at market value, which approximates cost. We do not use derivative financial instruments in our investment portfolio. We do not believe that a change in interest rates would have a material negative impact on the value of our investment portfolio. Our market risks at June 30, 2020 have not changed materially from those discussed in Item 7A of the 2019 Annual Report.
Volatile market conditions arising from the evolving COVID-19 pandemic may result in significant changes to exchange rates relative to the U.S. dollar and may affect our operating results as expressed in U.S. dollars.

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
Under the supervision of our principal executive officer and principal financial officer, we evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of June 30, 2020. Based on that evaluation, as of June 30, 2020, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level.
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
Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting that occurred during the six months ended June 30, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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

If we have difficulty enrolling or maintaining a sufficient number of patients to conduct our clinical trials as planned, we may need to delay, limit or terminate ongoing or planned clinical trials, or expand to additional jurisdictions, which could impose additional challenges on our company and expose us to risks. If we are not successful in conducting our clinical trials as planned, it would have an adverse effect on our business, financial condition, results of operations and prospects.

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

Our ability to commercialize any product successfully will depend, in part, on the extent to which coverage and adequate reimbursement for these products and related treatments will be available. Government authorities and third-party payors, such as private health insurers and health maintenance organizations, determine which medications they will cover and establish reimbursement levels, which can affect demand for, or the price of, any product candidate for which we obtain regulatory approval. Given the nature of the product candidates that we are developing, some patients may require treatment only one time (e.g., single dose administration), and there is substantial uncertainty about the pricing structure for such products, and the level of coverage and reimbursement that will be available for a shift to single-dose treatment as compared to chronic therapy over a patient’s lifetime. If other companies establish a new pricing structure or business model, including payment based on demonstration of long-term efficacy, our ability to price or obtain reimbursement for our products may be adversely affected. If such pricing structure or business model do not adequately fund the costs of our research and development, manufacturing and commercialization efforts, our business may be adversely affected.

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

The occurrence, or suspected occurrence, of production and distribution difficulties or delays, whether due to the impacts of the evolving COVID-19 pandemic or otherwise, can lead to lost inventories, with consequential reputational damage and the risk of product liability. The investigation and remediation of any identified problems can cause development delays and substantial expense. Any unforeseen failure in the storage of the product or loss in supply could delay our clinical trials and, with respect to our product candidates that may be approved, result in a loss of our market share and negatively affect our business, financial condition, results of operations and prospects.

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

The evolving global COVID-19 pandemic could adversely affect our business and operations, including at our primary research facilities, which are currently subject to shelter-in-place orders, and at our clinical trial sites, as well as the business and operations of our collaborators, strategic partners, manufacturers, CROs and other third parties with whom we conduct business.

On March 10, 2020, the World Health Organization declared the novel coronavirus, or COVID-19, outbreak a pandemic. Our business and operations could be adversely affected by the effects of the pandemic. Actions taken around the world to help mitigate the spread of the coronavirus include restrictions on travel, and quarantines in certain areas, and forced closures for certain types of public places and businesses, including in the three countries where we have most of our day-to-day operations, the United States, France and the United Kingdom. Our business has been directly impacted by pandemic restrictions aimed at reducing the spread of the disease, including multiple California executive orders, several semi-coordinated San Francisco Bay Area orders, several other state and additional local orders across the country and similar orders outside the United States, which, among other things, direct individuals to shelter at their places of residence, direct businesses and governmental agencies to cease non-essential operations at physical locations, prohibit certain non-essential gatherings, and order cessation of non-essential travel. In response to these public health directives and orders, we have implemented work-from-home policies for most employees and modified working protocols and schedules in our laboratories. The effects of government orders and our work-from-home and laboratory protocols may negatively impact productivity, disrupt our business and delay our pre-clinical and clinical programs and timelines, the magnitude of which will depend, in part, on the length and severity of the restrictions and other limitations on our ability to conduct our business in the ordinary course. For example, we have experienced periodic short-term disruptions to our laboratory operations while administering our health and safety protocols, and adherence to these protocols in the future could result in longer operational disruptions in the event of a significant outbreak of COVID-19 among our laboratory workers. These disruptions, and possibly more severe disruptions in the future that could arise due to the extension of government orders or new government orders applicable in the places we operate or our industry generally or to us or our facilities specifically could impede our ability to conduct research in a timely manner, comply with our research obligations to our collaborators and advance the development of our therapeutic programs. These disruptions could result in negative material impacts to our business, operating results and financial condition.

Although governments have begun phased re-openings, it is uncertain when restrictions will be fully lifted, and if so, when we will be able to resume pre-pandemic work routines. Certain jurisdictions have rolled back such re-openings in light of continued and increased spread of COVID-19. Imposition of government orders, including quarantine and shelter-in-place orders related to COVID-19 or other infectious diseases, is expected to continue to impact personnel at our laboratories and our third-party manufacturing facilities in the United States and other countries, for the foreseeable future, and could impact the availability or cost of materials, which would disrupt our supply chain. Many of our third-party manufacturers which we use for the supply of materials for product candidates or other materials necessary to manufacture product to conduct preclinical tests and clinical trials are located in countries affected by COVID-19, and should they experience disruptions, such as temporary closures or suspension of services, we would likely experience delays in advancing these tests and trials.

In addition, our clinical trials and clinical trials managed by our collaborators may be affected by the COVID-19 pandemic. Clinical site initiation, patient recruitment and enrollment and dosing of subjects may be delayed due to prioritization of hospital resources toward the COVID-19 pandemic. Some subjects may not be able or willing to comply with clinical trial protocols if quarantines impede subject movement or interrupt healthcare services. Similarly, the pandemic may limit the ability to recruit and retain principal investigators and site staff who, as healthcare providers, may have heightened exposure to COVID-19 and adversely impact our clinical trial operations. For example, we have not yet dosed subjects in our clinical trial for our ST-920 therapy to treat Fabry disease.

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

The global pandemic of COVID-19 continues to rapidly evolve. The extent to which the COVID-19 pandemic impacts our business, our clinical development and regulatory efforts will depend on future developments that are highly uncertain and cannot be predicted with confidence, such as the ultimate geographic spread of the disease, the duration of the outbreak, travel restrictions, quarantines and social distancing requirements in the United States, France, United Kingdom and other countries, business closures or business disruptions and the effectiveness of actions taken in the United States, France, United Kingdom and other countries to contain and treat the disease. Accordingly, we do not yet know the full extent of potential delays or impacts on our business, sales of our products, our clinical and regulatory activities, healthcare systems or the global economy as a whole. However, these effects could have material adverse impacts on our business, financial condition, results of operations and growth prospects.

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

Our current and future relationships with healthcare providers, customers and third-party payors subject us to applicable anti-kickback, fraud and abuse, privacy, data security and other healthcare laws and regulations. If we fail to comply with such laws and regulations, we could face substantial penalties and our business, results of operations, financial condition and prospects could be adversely affected.

Healthcare providers, physicians and third-party payors will play a primary role in the recommendation and prescription of any product candidates for which we obtain regulatory approval. Arrangements with healthcare providers, third-party payors and customers may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we would market, sell and distribute our products. As a biotechnology company, even though we will not control referrals of healthcare services or bill directly to Medicare, Medicaid or other third-party payors, federal and state healthcare laws and regulations pertaining to fraud and abuse, transparency, health privacy and security, and patients’ rights are and will be applicable to our business. For details regarding the restrictions under applicable federal and state healthcare laws and regulations that may affect our ability to operate see the “Business—Government Regulation—Additional Regulation” section in our 2019 Form 10-K.

The full scope and enforcement of each of these laws is uncertain and subject to rapid change in the current environment of healthcare reform, especially in light of the lack of applicable precedent and regulations. Scrutiny has continued to increase, which has led to a number of investigations, prosecutions, convictions and settlements in the healthcare industry. Responding to investigations can be time-and resource-consuming and can divert management’s attention from the business. Efforts to ensure that our business arrangements with third parties will comply with applicable healthcare laws and regulations will involve substantial costs. If our operations or if any physicians or other healthcare providers or entities with whom we expect to do business are found to not be in compliance with applicable laws or applicable regulations, we and they could be subjected to significant civil, criminal and administrative enforcement actions, see the “Business—Government Regulation—Additional Regulation” section in our 2019 Form 10-K.

Further, we are required to comply with privacy and data security laws, such as the EU General Data Protection Regulation, or GDPR, and the California Consumer Privacy Act of 2018, or CCPA, which apply to the collection, use, disclosure, transfer, or other processing of personal data. For more information regarding these regulations, see the “Business—Government Regulation—Privacy Regulation” section in our 2019 Form 10-K. To comply with the GDPR restrictions on transfer of personal data out of Europe, we have relied on Standard Contractual Clauses. However, a July 2020 decision of the EU’s highest court has called into question this practice, and UK authorities may similarly question the viability of the Standard Contractual Clauses as a mechanism for the lawful transfer of personal data outside of Europe. If we are unable to implement safeguards necessary to ensure that our transfers of personal data from and within Europe are lawful, we will face increased exposure to regulatory actions, substantial fines, and injunctions against processing personal data from Europe, and could be required to increase our data processing capabilities in Europe at significant expense. Restrictions on our ability to import personal data from Europe could impact our clinical trial activities in Europe and limit our ability to collaborate with CROs and other third parties subject to European data protection laws. Other countries may adopt similar restrictions to the GDPR, which could further impact our operations.

Any failure or alleged failure (including as a result of deficiencies in our policies, procedures or measures relating to privacy, data security, marketing or communications) by us to comply with laws, regulations, policies, legal or contractual obligations, industry standards or regulatory guidance relating to privacy or data security, may result in governmental investigations and enforcement actions, litigation, fines, penalties, injunctions prohibiting our data processing activities or adverse publicity. In addition, new regulation, legislative actions or changes in interpretation of existing laws or regulations regarding data privacy and security (together with applicable industry standards) may increase our costs of doing business. In this regard, we expect that there will continue to be new proposed laws, regulations and industry standards relating to privacy and data protection in the United States, the EU and other jurisdictions, and we cannot determine the impact such future laws, regulations and standards will have on our business.

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

Our lack of control over the clinical development in our agreements with Novartis, Biogen, Kite, Sanofi and Pfizer could cause delays or other difficulties in the development and commercialization of our product candidates, which may prevent us from completing the intended IND filings in a timely fashion and receiving any milestone, royalty payments and other benefits under the agreement. In addition, under their respective agreements, our third-party collaborators have certain rights to terminate the agreements by providing us with advance notices, therefore, the actual milestone payments that we may receive under these agreements may be substantially lower than the full amounts provided for under these agreements.

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

We do not have financial resources ourselves to fully develop, obtain regulatory approval for and commercialize our product candidates. We rely significantly on our strategic collaboration agreements with other companies to provide funding for our research and development efforts, including pre-clinical studies and clinical tests, and expect to rely significantly on such agreements to provide funding for the lengthy regulatory approval processes required to commercialize our product candidates. For example, we have collaboration agreements with Novartis to develop product candidates to treat certain neurodevelopment disorders, including autism and intellectual disability; with Biogen to develop product candidates to treat tauopathies including Alzheimer’s disease, alpha-synuclein related diseases including Parkinson’s disease and other neurological diseases; with Kite to develop product candidates to treat cancer; with Pfizer to develop product candidates to treat hemophilia A and amyotrophic lateral sclerosis and frontotemporal lobar degeneration linked to mutations of the C9ORF72 gene; and with Sanofi to develop product candidates to treat beta thalassemia and sickle cell disease.

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

In addition, we have operations and conduct business in the United Kingdom through Sangamo Therapeutics UK Ltd, or Sangamo UK. As a result of our operations outside of the United States, we have become more exposed to fluctuations in currency exchange rates between the Euro and the U.S. dollar and between the Pound Sterling and the U.S. dollar. Given the volatility of currency exchange rates, there is no assurance that we will be able to effectively manage currency transaction and/or conversion risks. To date, we have not entered into derivative instruments to offset the impact of foreign exchange fluctuations, which fluctuations could have an adverse effect on our financial condition and results of operations. In any event, difficulties resulting from these and other risks related to our operations outside of the United States could expose us to increased expenses, impair our development efforts, adversely affect our financial condition and results of operations and harm our competitive position.

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

Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. With the exception of shares recently issued to Biogen in connection with our collaboration agreement, our outstanding shares of common stock generally may be freely sold in the public market at any time to the extent permitted by Rules 144 and 701 under the Securities Act of 1933, as amended, or the Securities Act, or to the extent such shares have already been registered under the Securities Act and are held by non-affiliates of ours. While Biogen agreed not to sell any shares until the first anniversary of the effectiveness, and to limit resales through the second anniversary, such restrictions are only temporary. Further, we also agreed, subject to certain limitations, to register for resale any the shares issued Biogen. We have also filed registration statements registering all shares of common stock that we may issue under our equity compensation plans. Such shares can be freely sold in the public market upon issuance, subject to volume limitations and black-out periods applicable to affiliates. Additionally, we recently entered into a sales agreement with Jefferies LLC which permits us from time to time at our discretion to sell up to $150.0 million of shares of our common stock in the public markets at prevailing market prices.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
Open Market Sale Agreement℠
On August 5, 2020, we entered into an Open Market Sale Agreement℠ with Jefferies LLC, or Jefferies, with respect to an at-the-market offering program under which we may offer and sell, from time to time at our sole discretion, shares of our common stock, par value $0.01 per share, having an aggregate offering price of up to $150.0 million through Jefferies as our sales agent or principal.
We are not obligated to sell any shares under the sales agreement. Subject to the terms and conditions of the sales agreement, Jefferies will use commercially reasonable efforts, consistent with its normal trading and sales practices and applicable laws and regulations, to sell shares of our common stock from time to time based upon our instructions, including any price, time or size limits or other customary parameters or conditions we specify, subject to certain limitations. Under the sales agreement, Jefferies may sell shares of our common stock by any method permitted by law deemed to be an “at-the-market offering” as defined in Rule 415(a)(4) under the Securities Act of 1933, as amended.
The issuance and sale, if any, of shares of our common stock by us under the sales agreement will be made pursuant to our effective registration statement on Form S-3 (Registration Statement No. 333-224418), filed with the U.S. Securities and Exchange Commission on April 24, 2018. The offering will be described in our Prospectus dated April 24, 2018, as supplemented by a Prospectus Supplement dated August 5, 2020, to be filed with the SEC on August 5, 2020.
We will pay Jefferies a commission of up to 3% of the gross proceeds from each sale of shares of our common stock sold through Jefferies under the sales agreement and will provide Jefferies with customary indemnification and contribution rights. In addition, we agreed to reimburse certain legal expenses and fees by Jefferies in connection with the offering up to a maximum of $50,000, in addition to certain ongoing disbursements of Jefferies’ counsel, if required. The sales agreement will terminate upon the sale of all $150.0 million of shares under the sales agreement, unless earlier terminated by either party as permitted therein.
Cooley LLP, our counsel, has issued a legal opinion relating to the validity of the shares of common stock being offered pursuant to the sales agreement. A copy of such legal opinion, including the consent included therein, is filed as Exhibit 5.1 to this Quarterly Report on Form 10-Q and is incorporated herein by reference.
This Quarterly Report on Form 10-Q shall not constitute an offer to sell or the solicitation of an offer to buy any Shares under the Agreement nor shall there be any offer, solicitation or sale of such Shares in any state in which such offer, solicitation or sale would be unlawful prior to registration or qualification under the securities laws of any such state.

ITEM 6. EXHIBITS

Exhibit number		Description of Document
1.1+		Open Market Sale Agreement, dated August 5, 2020, between Sangamo Therapeutics, Inc. and Jefferies LLC.

3.1
Composite copy of Seventh Amended and Restated Certificate of Incorporation of Sangamo Therapeutics, Inc., as amended (incorporated by reference to Exhibit 3.1 to the registrant's Quarterly Report on Form 10-Q, filed with the SEC on August 9, 2017).

3.2
Fourth Certificate of Amendment of the Seventh Amended and Restated Certificate of Incorporation of Sangamo Therapeutics, Inc., as amended (incorporated by reference to Exhibit 3.1 to the registrant's Current Report on Form 8-K, filed with the SEC on May 22, 2020).

3.3		Third Amended and Restated Bylaws of Sangamo Therapeutics, Inc. (incorporated by reference to Exhibit 3.1 to the registrant's Current Report on Form 8-K, filed with the SEC on June 15, 2018.

5.1+		Opinion of Cooley LLP.

10.1#+		Employment Agreement between the Company and Mark McClung effective as of April 13, 2020.

10.2#+		Letter Agreement Regarding Andrew Ramelmeier Special Bonus

10.3#
Amended and Restated 2018 Equity Incentive Plan of Sangamo Therapeutics, Inc. (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K, filed with the SEC on May 22, 2020).

10.4+		Seventh Amendment to the Triple Net Laboratory Lease Agreement, dated May 20, 2020, between the Registrant and Point Richmond R&D Associates II, LLC.

10.5+		Eighth Amendment to the Triple Net Laboratory Lease Agreement, dated May 29, 2020, between the Registrant and Point Richmond R&D Associates II, LLC.

23.1+		Consent of Cooley LLP (included in Exhibit 5.1 hereto).

31.1+		Rule 13a — 14(a) Certification of Principal Executive Officer.

31.2+		Rule 13a — 14(a) Certification of Principal Financial Officer.

32.1+	*	Certifications Pursuant to 18 U.S.C. Section 1350.

101.INS		XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH		Inline XBRL Taxonomy Extension Schema Document

101.CAL		Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF		Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB		Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE		Inline XBRL Taxonomy Extension Presentation Linkbase Document

104		The cover page from Sangamo’s Quarterly Report on Form 10-Q for the six months ended June 30, 2020, is formatted in Inline XBRL and it is contained in Exhibit 101
_____________________________
*  The certifications attached as Exhibit 32.1 accompany this Quarterly Report on Form 10-Q pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, and shall not be deemed “filed” by the Registrant for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

# Indicates management contract or compensatory plan or arrangement.

+ Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Dated: August 5, 2020

SANGAMO THERAPEUTICS, INC.

/s/ SUNG H. LEE
Sung H. Lee
Executive Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)