Form 10-Q
period 2020-09-30
SANGAMO THERAPEUTICS, INC
filed 2020-11-04
CIK 1001233

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________
FORM 10-Q
________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐     No   ☒
As of October 30, 2020, 141,441,378 shares of the issuer’s common stock, par value $0.01 per share, were outstanding.

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
•the therapeutic and commercial potential of technologies used by us in our product candidates, including our zinc finger protein, or ZFP, technology platform, zinc finger nucleases, or ZFNs, and ZFP transcription factors, or ZFP-TFs;
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

PART I. FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS
SANGAMO THERAPEUTICS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited; in thousands)

	September 30, 2020	December 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$259,393	$80,428
Marketable securities	389,434	282,046
Interest receivable	822	682
Accounts receivable	39,487	36,909
Prepaid expenses and other current assets	11,158	5,408
Total current assets	700,294	405,473
Marketable securities, non-current	45,761	21,832
Property and equipment, net	35,282	29,926
Intangible assets	55,569	53,156
Goodwill	40,984	39,273
Operating lease right-of-use assets	71,637	77,289
Other non-current assets	12,683	9,067
Restricted cash	1,500	1,500
Total assets	$963,710	$637,516
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$17,897	$17,556
Accrued compensation and employee benefits	17,873	13,605
Deferred revenues	87,791	38,711
Total current liabilities	123,561	69,872
Deferred revenues, non-current	267,903	81,432
Long-term portion of lease liabilities	38,259	41,192
Deferred income tax	6,868	6,570
Other non-current liabilities	6,238	5,711
Total liabilities	442,829	204,777
Commitments and contingencies
Stockholders' equity:
Preferred stock	—	—
Common stock	1,412	1,160
Additional paid-in capital	1,255,823	1,090,828
Accumulated deficit	(737,377)	(656,985)
Accumulated other comprehensive income (loss)	1,553	(2,449)
Total Sangamo Therapeutics, Inc. stockholders' equity	521,411	432,554
Non-controlling interest	(530)	185
Total stockholders' equity	520,881	432,739
Total liabilities and stockholders' equity	$963,710	$637,516
See accompanying Notes to Condensed Consolidated Financial Statements.

SANGAMO THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited; in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenues	$57,763	$21,958	$92,392	$47,577
Operating expenses:
Research and development	45,287	36,288	128,289	107,593
General and administrative	16,177	14,918	50,223	46,633
Total operating expenses	61,464	51,206	178,512	154,226
Loss from operations	(3,701)	(29,248)	(86,120)	(106,649)
Interest and other income, net	2,430	1,887	5,910	6,729
Loss before taxes	(1,271)	(27,361)	(80,210)	(99,920)
Income tax expense	(237)	—	(237)	—
Net loss	(1,508)	(27,361)	(80,447)	(99,920)
Net income (loss) attributable to non-controlling interest	42	(54)	(55)	(179)
Net loss attributable to Sangamo Therapeutics, Inc. stockholders	$(1,550)	$(27,307)	$(80,392)	$(99,741)
Basic and diluted net loss per share attributable to Sangamo Therapeutics, Inc. stockholders	$(0.01)	$(0.24)	$(0.61)	$(0.90)
Shares used in computing basic and diluted net loss per share attributable to Sangamo Therapeutics, Inc. stockholders	141,100	115,710	132,079	110,837
See accompanying Notes to Condensed Consolidated Financial Statements.

SANGAMO THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited; in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net loss	$(1,508)	$(27,361)	$(80,447)	$(99,920)
Foreign currency translation adjustment	3,839	(4,077)	3,989	(4,139)
Change in unrealized (loss) gain on available-for-sale securities	(633)	(59)	13	678
Comprehensive income (loss)	1,698	(31,497)	(76,445)	(103,381)
Comprehensive income (loss) attributable to non-controlling interest	42	(54)	(55)	(179)
Comprehensive income (loss) attributable to Sangamo Therapeutics, Inc.	$1,656	$(31,443)	$(76,390)	$(103,202)
See accompanying Notes to Condensed Consolidated Financial Statements.

SANGAMO THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited; in thousands, except share amounts)

	Three Months Ended September 30, 2020
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Non- Controlling Interest	Total Stockholders' Equity
	Shares	Amount
Balances at June 30, 2020	140,973,277	$1,410	$1,247,527	$(735,827)	$(1,653)	$(251)	$511,206
Issuance of common stock upon exercise of stock options and in connection with restricted stock units, net of tax	239,553	2	1,614	—	—	—	1,616
Stock-based compensation	—	—	6,682	—	—	—	6,682
Acquisition of additional shares of Sangamo France	—	—	—	—	—	(321)	(321)
Foreign currency translation adjustment	—	—	—	—	3,839	—	3,839
Net unrealized loss on marketable securities	—	—	—	—	(633)	—	(633)
Net (loss) income	—	—	—	(1,550)	—	42	(1,508)
Balances at September 30, 2020	141,212,830	$1,412	$1,255,823	$(737,377)	$1,553	$(530)	$520,881

	Nine Months Ended September 30, 2020
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Non- Controlling Interest	Total Stockholders' Equity
	Shares	Amount
Balance at December 31, 2019	115,972,708	$1,160	$1,090,828	$(656,985)	$(2,449)	$185	$432,739
Issuance of common stock upon exercise of stock options and in connection with restricted stock units, net of tax	648,660	6	2,462	—	—	—	2,468
Issuance of common stock under employee stock purchase plan	171,305	2	1,185	—	—	—	1,187
Issuance of common stock in connection with the Biogen collaboration agreement, net of issuance costs	24,420,157	244	142,282	—	—	—	142,526
Acquisition of additional shares of Sangamo France	—	—	—	—	—	(660)	(660)
Stock-based compensation	—	—	19,066	—	—	—	19,066
Foreign currency translation adjustment	—	—	—	—	3,989	—	3,989
Net unrealized gain on marketable securities	—	—	—	—	13	—	13
Net loss	—	—	—	(80,392)	—	(55)	(80,447)
Balances at September 30, 2020	141,212,830	$1,412	$1,255,823	$(737,377)	$1,553	$(530)	$520,881
See accompanying Notes to Condensed Consolidated Financial Statements.

SANGAMO THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited; in thousands, except share amounts)

	Three Months Ended September 30, 2019
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Non- Controlling Interest	Total Stockholders' Equity
	Shares	Amount
Balance at June 30, 2019	115,603,096	$1,156	$1,078,976	$(634,233)	$(765)	$614	$445,748
Issuance of common stock upon exercise of stock options and in connection with restricted stock units, net of tax	166,902	2	702	—	—	—	704
Issuance of common stock under public offering, net of issuance costs				—	—	(321)	(321)
Issuance costs related to Sangamo France Acquisition	—	—	(7)	—	—	—	(7)
Stock-based compensation	—	—	4,701	—	—	—	4,701
Foreign currency translation adjustment	—	—	—	—	(4,077)	—	(4,077)
Net unrealized loss on marketable securities	—	—	—	—	(59)	—	(59)
Net loss	—	—	—	(27,307)	—	(54)	(27,361)
Balances at September 30, 2019	115,769,998	$1,158	$1,084,372	$(661,540)	$(4,901)	$239	$419,328

	Nine Months Ended September 30, 2019
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Non- Controlling Interest	Total Stockholders' Equity
	Shares	Amount
Balances at December 31, 2018	102,187,471	$1,022	$929,632	$(562,696)	$(1,440)	$739	$367,257
Cumulative-effect adjustment of ASC Topic 842 on January 1, 2019	—	—	—	897	—	—	897
Issuance of common stock upon exercise of stock options and in connection with restricted stock units, net of tax	800,818	8	3,355	—	—	—	3,363
Issuance of common stock under employee stock purchase plan	131,709	1	1,138	—	—	—	1,139
Issuance of common stock under public offering, net of issuance costs	12,650,000	127	136,181	—	—	—	136,308
Acquisition of additional shares of Sangamo France	—	—	—	—	—	(321)	(321)
Issuance costs related to Sangamo France Acquisition	—	—	(25)	—	—	—	(25)
Stock-based compensation	—	—	14,091	—	—	—	14,091
Foreign currency translation adjustment	—	—	—	—	(4,139)	—	(4,139)
Net unrealized gain on marketable securities	—	—	—	—	678	—	678
Net loss	—	—	—	(99,741)	—	(179)	(99,920)
Balances at September 30, 2019	115,769,998	$1,158	$1,084,372	$(661,540)	$(4,901)	$239	$419,328
See accompanying Notes to Condensed Consolidated Financial Statements.

SANGAMO THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; in thousands)

	Nine Months Ended September 30,
	2020	2019
Operating Activities:
Net loss	$(80,447)	$(99,920)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	3,999	2,742
Amortization of discount on marketable securities	(1,344)	(3,715)
Amortization and other changes in operating lease right-of-use assets	5,706	3,796
Gain on free shares	(31)	(488)
Stock-based compensation	19,066	14,091
Loss on disposal of property and equipment	197	—
Net loss on lease termination	—	218
Other	—	(29)
Net changes in operating assets and liabilities:
Interest receivable	(140)	(305)
Accounts receivable	(2,578)	(17,280)
Prepaid expenses and other assets	(9,098)	(4,734)
Accounts payable and accrued liabilities	1,336	(1,753)
Accrued compensation and employee benefits	4,186	1,608
Deferred revenues	235,551	(20,477)
Long-term portion of lease liabilities	(2,760)	(920)
Other non-current liabilities	527	3,580
Net cash provided by (used in) operating activities	174,170	(123,586)
Investing Activities:
Purchases of marketable securities	(335,002)	(321,390)
Maturities of marketable securities	205,039	292,147
Purchases of property and equipment	(10,703)	(13,894)
Purchase of additional shares of Sangamo France	(503)	(262)
Net cash used in investing activities	(141,169)	(43,399)
Financing Activities:
Proceeds from public offering of common stock, net of issuance costs	—	136,308
Proceeds from issuance of common stock in connection with the Biogen collaboration agreement, net of issuance costs	142,526	—
Taxes paid related to net share settlement of equity awards	(573)	(388)
Proceeds from exercise of stock options and restricted stock units	3,041	3,751
Proceeds from issuance of common stock under employee stock purchase plan	1,187	1,139
Net cash provided by financing activities	146,181	140,810
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(217)	48
Net increase (decrease) in cash, cash equivalents, and restricted cash	178,965	(26,127)
Cash, cash equivalents, and restricted cash, beginning of period	81,928	143,918
Cash, cash equivalents, and restricted cash, end of period	$260,893	$117,791
Supplemental disclosure of non-cash activities:
Property and equipment included in unpaid liabilities	$899	$4,257
Right-of-use assets obtained in exchange for lease obligations	$—	$29,647
See accompanying Notes to Condensed Consolidated Financial Statements.

SANGAMO THERAPEUTICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2020
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
Basis of Presentation
The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of these financial statements for the periods presented have been included. Operating results for the three and nine months ended September 30, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020. The Condensed Consolidated Balance Sheet data at December 31, 2019 was derived from the audited Consolidated Financial Statements included in Sangamo’s Annual Report on Form 10-K for the year ended December 31, 2019 (the “2019 Annual Report”) as filed with the SEC on February 28, 2020.
The accompanying Condensed Consolidated Financial Statements include the accounts of the Company and its subsidiaries. All intercompany balances and transactions have been eliminated in the Condensed Consolidated Financial Statements. For consolidated entities where the Company owns or are exposed to less than 100% of the economics, the Company records net income (loss) attributable to non-controlling interests on the Company's Condensed Consolidated Statements of Operations equal to the percentage of the economic or ownership interest retained in such entities by the respective non-controlling parties.
The accompanying Condensed Consolidated Financial Statements and related financial information should be read together with the audited Consolidated Financial Statements and footnotes for the year ended December 31, 2019, included in the 2019 Annual Report.
Going Concern
Sangamo is currently working on a number of long-term development projects that will involve experimental technology. The projects may require several years and substantial expenditures to complete and ultimately may be unsuccessful. The Company plans to finance operations with available cash resources, collaboration funds, research grants and from the issuance of equity or debt securities. Sangamo believes that its available cash, cash equivalents and marketable securities as of September 30, 2020, when combined with expected revenues from collaborations, strategic partnerships and research grants, will be adequate to fund its currently planned operations through at least the next 12 months from the date these financial statements are issued. Sangamo may require additional financial resources to complete the development and commercialization of its products including zinc finger protein (“ZFP”) therapeutic products. Additional capital may not be available on terms acceptable to the Company, or at all. If adequate funds are not available, or if the terms of potential funding sources are unfavorable, the Company’s business and ability to advance its product candidate pipeline would be harmed. Furthermore, any sales of additional equity securities may result in dilution to the Company’s stockholders, and any debt financing may include covenants that restrict the Company’s business.
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
During the three months ended March 31, 2020, the Company recorded an adjustment to revenue related to a change in estimate in connection with the collaboration agreement with Sanofi Genzyme (“Sanofi”) as a result of a decision made by the joint steering committee of Sanofi and Sangamo to increase the project scope and related project cost, which resulted in a decrease in the measure of proportional cumulative performance. The Company also recorded an adjustment to revenue related to a change in estimate in connection with the hemophilia A collaboration agreement with Pfizer Inc. (“Pfizer”). This adjustment was a direct result of the decision to decrease the project scope and the corresponding costs after the successful investigational new drug application (“IND”) transfer of the SB-525 product candidate to Pfizer, both of which resulted in an increase in the measure of proportional cumulative performance.
During the nine months ended September 30, 2020, the Company recorded adjustments to revenue related to changes in estimates in connection with the C9ORF72 research collaboration and license agreement with Pfizer. These adjustments were a direct result of the decision to decrease the project scope and the corresponding costs due to advancement of the program, which resulted in an increase in the measure of proportional cumulative performance.
The Pfizer-related adjustment in September 2020 increased revenue by $5.8 million, decreased net loss by $5.8 million and decreased the Company’s basic net loss per share by $0.04 for the three months ended September 30, 2020.
The Pfizer and Sanofi-related adjustments increased revenue by $8.9 million, decreased net loss by $8.9 million and decreased the Company’s basic net loss per share by $0.06 for the nine months ended September 30, 2020.
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
In determining the appropriate amount of revenue to be recognized as the Company fulfills its obligations under its agreements, the Company performs the following steps: (i) identification of the promised goods or services in the contract; (ii) determination of whether the promised goods or services are performance obligations, including whether they are distinct in the context of the contract; (iii) measurement of the transaction price, including the constraint on variable consideration; (iv) allocation of the transaction price to the performance obligations based on estimated selling prices; and (v) recognition of revenue when (or as) the Company satisfies each performance obligation.
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
Revenues from major collaboration agreements and research activity grants as a percentage of total revenues were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Pfizer	68%	16%	51%	11%
Biogen	16%	—	19%	—
Kite Pharma, Inc.	13%	40%	24%	55%
Sanofi	3%	40%	4%	29%

Receivables from collaborations are typically unsecured and are concentrated in the biopharmaceutical industry. Accordingly, the Company may be exposed to credit risk generally associated with biopharmaceutical companies or specific to its collaboration agreements. As of September 30, 2020, the Company had not incurred any losses related to these receivables.
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
Goodwill and Intangible Assets
Goodwill represents the excess of the consideration transferred over the fair values of assets acquired and liabilities assumed in a business combination. Intangible assets with indefinite useful lives are related to purchased IPR&D projects and are measured at their respective fair values as of the acquisition date. Goodwill and intangible assets with indefinite useful lives are not amortized. Intangible assets related to IPR&D projects are considered to be indefinite-lived until the completion or abandonment of the associated research and development efforts. If and when development is complete, which generally occurs if and when regulatory approval to market a product is obtained, the associated assets would be deemed finite-lived and would then be amortized based on their respective estimated useful lives at that point in time. The Company tests goodwill and indefinite-lived intangible assets for impairment on an annual basis and between annual tests if the Company becomes aware of any events occurring or changes in circumstances that would indicate the fair values of the assets are below their respective carrying amounts. As of September 30, 2020, no impairment of goodwill or indefinite-lived intangible assets has been identified.
Valuation of Long-Lived Assets
Long-lived assets, including property and equipment and finite-lived intangible assets, are reviewed for impairment whenever facts or circumstances either internally or externally may suggest that the carrying value of an asset may not be recoverable. Recoverability of these assets is measured by comparison of the carrying amount of each asset to the future undiscounted cash flows expected to result from the use of the asset and its eventual disposition. If the asset is considered to be impaired, the amount of any impairment is measured as the difference between the carrying value and the fair value of the impaired asset. As of September 30, 2020, no impairment of any long-lived assets has been identified.

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
A reconciliation of cash, cash equivalents and restricted cash reported within the Condensed Consolidated Balance Sheets to the amounts reported within the accompanying Condensed Consolidated Statements of Cash Flows was as follows (in thousands):

	September 30, 2020	December 31, 2019	September 30, 2019	December 31, 2018
Cash and cash equivalents	$259,393	$80,428	$114,291	$140,418
Current restricted cash	—	—	2,000	—
Non-current restricted cash	1,500	1,500	1,500	3,500
Cash, cash equivalents and restricted cash as reported within the accompanying Condensed Consolidated Statements of Cash Flows	$260,893	$81,928	$117,791	$143,918
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
Concentrations of Risk
Cash, cash equivalents, and marketable securities consist of financial instruments that potentially subject the Company to a concentration of credit risk to the extent of the fair value recorded in the Condensed Consolidated Balance Sheets. The Company invests cash that is not required for immediate operating needs primarily in highly liquid instruments that bear minimal risk. The Company has established policies relating to the quality, diversification, and maturities of securities to enable the Company to manage its credit risk. The Company is exposed to credit risk in the event of a default by the financial institutions holding its cash, cash equivalents and investments and issuers of investments to the extent recorded on the Condensed Consolidated Balance Sheets.
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
As the implicit rate in the Company’s leases is generally unknown, the Company uses its incremental borrowing rate based on the information available at the lease commencement date in determining the present value of remaining lease payments. The incremental borrowing rate represents an estimate of the interest rate the Company would incur at lease commencement to borrow an amount equal to the lease payments on a collateralized basis over the term of a lease in a similar economic environment. The Company considers its credit risk, term of the lease, and total lease payments and adjusts for the impacts of collateral, as necessary, when calculating its incremental borrowing rates. The lease terms may include options to extend or terminate the lease when it is reasonably certain the Company will exercise any such options. Rent expense for the Company’s operating leases is recognized on a straight-line basis over the lease term.
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
Recent Adopted Accounting Pronouncements
Collaborative Arrangements
In November 2018, the FASB issued Accounting Standards Update (“ASU”) 2018-18, Collaborative Arrangements (ASC Topic 808): Clarifying the Interaction between Topic 808 and Topic 606 (“ASU 2018-18”), which clarifies that certain transactions between participants in a collaborative arrangement should be accounted for under ASC Topic 606 when the counterparty is a customer. In addition, ASU 2018-18 precludes an entity from presenting consideration from a transaction in a collaborative arrangement as revenue from contracts with customers if the counterparty is not a customer for that transaction. ASU 2018-18 is effective for all interim and annual reporting periods beginning after December 15, 2019. On January 1, 2020, the Company adopted ASU 2018-18. The adoption of ASU 2018-18 did not have a material impact on the Company's Condensed Consolidated Financial Statements.
Goodwill Impairment Testing
In January 2017, the FASB issued ASU No. 2017-04, Intangibles – Goodwill and Other (Topic 350): Simplifying the Test of Goodwill Impairment (“ASU 2017-04”). The new guidance simplifies the subsequent measurement of goodwill by eliminating Step 2 from the goodwill impairment test. ASU 2017-04 requires goodwill impairment to be measured as the amount by which a reporting unit’s carrying amount exceeds its fair value, not to exceed the carrying amount of its goodwill. ASU 2017-04 requires prospective application and is effective for annual periods beginning after December 15, 2019. ASU 2017-04 will require the Company to amend its methodology for determining any goodwill impairment beginning in 2020. On January 1, 2020, the Company adopted ASU 2017-04. The adoption of ASU 2017-04 did not have a material impact on the Company's Condensed Consolidated Financial Statements.
Credit Losses
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326) (“ASU 2016-13”). ASU 2016-13 implements an impairment model, known as the current expected credit loss model that is based on expected losses rather than incurred losses. Under the new guidance, an entity will recognize as an allowance its estimate of expected credit losses. ASU 2016-13 is effective for all interim and annual reporting periods beginning after December 15, 2019 and must be adopted using a modified retrospective approach, with certain exceptions. Early adoption is permitted. On January 1, 2020, the Company adopted ASU 2016-13 by using a modified retrospective approach. The adoption of ASU 2016-13 did not have a material impact on the Company's Condensed Consolidated Financial Statements.
Income Taxes
In December 2019, the FASB issued ASU No. 2019-12, Income Taxes – Simplifying the Accounting for Income Taxes (“ASU 2019-12”). The guidance removes exceptions to the general principles in Income Taxes (Topic 740) for allocating tax expense between financial statement components, accounting basis differences stemming from an ownership change in foreign investments and interim period income tax accounting for year-to-date losses that exceed projected losses. The guidance becomes effective for annual reporting periods beginning after December 15, 2020 and interim periods within those fiscal years with early adoption permitted. On January 1, 2020, the Company early adopted ASU 2019-12. The adoption of ASU 2019-12 did not have a material impact on the Company's Condensed Consolidated Financial Statements.
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
Level 2: Quoted prices in markets that are not active or inputs which are observable, either directly or indirectly, for substantially the full term of the asset or liability; and
Level 3: Prices or valuation techniques that require inputs that are both significant to the fair value measurements and unobservable (i.e., supported by little or no market activity).
The fair value measurements of the Company’s cash equivalents, marketable securities and the free shares asset are identified at the following levels within the fair value hierarchy (in thousands):

	September 30, 2020
	Fair Value Measurements
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents:
Money market funds	$172,508	$172,508	$—	$—
Commercial paper securities	5,999	—	5,999	—
Total	178,507	172,508	5,999	—
Marketable securities:
Commercial paper securities	238,398	—	238,398	—
Corporate debt securities	122,484	—	122,484	—
Asset-backed securities	13,066	—	13,066	—
U.S. government-sponsored entity debt securities	61,247	—	61,247	—
Total	435,195	—	435,195	—
Total cash equivalents and marketable securities	$613,702	$172,508	$441,194	$—

Free shares asset	$129	$—	$—	$129

	December 31, 2019
	Fair Value Measurements
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents:
Money market funds	$30,496	$30,496	$—	$—
Commercial paper securities	2,999	—	2,999	—
Total	33,495	30,496	2,999	—
Marketable securities:
Commercial paper securities	155,368	—	155,368	—
Corporate debt securities	95,017	—	95,017	—
U.S. government-sponsored entity debt securities	53,493	—	53,493	—
Total	303,878	—	303,878	—
Total cash equivalents and marketable securities	$337,373	$30,496	$306,877	$—

Free shares asset	$236	$—	$—	$236
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
Free Shares Asset
As a result of the July 20, 2018 Share Purchase Agreement (“Sangamo France SPA”) to acquire Sangamo France (see Note 10 — Acquisition of Sangamo Therapeutics France S.A.S.), the Company entered into arrangements with the holders of approximately 477,000 “free shares” of Sangamo France pursuant to which the Company has the right to purchase such shares from the holders (a call option) and such holders have the right to sell to the Company such shares from time to time through mid-2021 (a put option). The Company initially recorded a liability of $0.2 million on the acquisition date. The put options were classified within Level 3 of the fair value hierarchy as the Company utilized a binomial-lattice pricing model (the “Monte Carlo simulation model”) that involved certain market conditions to estimate the fair value of the options. The assumptions used in this simulation model are reviewed on a quarterly basis and adjusted, as needed. Subsequent changes in the fair value of the free shares are recorded in general and administrative expenses in the Condensed Consolidated Statements of Operations. The Company purchased approximately 111,000 shares during 2019 and 228,000 shares during the nine months ended September 30, 2020, of the 477,000 total free shares, for a cash payment of approximately $0.3 million and $0.5 million respectively, upon exercise of the put options. As of September 30, 2020, approximately 138,000 free shares remain outstanding and subject to purchase by the Company.
The fair value of the free shares' asset was approximately $0.2 million at December 31, 2019. The Company recognized an immaterial increase in the fair value of the free shares, offset by approximately $0.1 million for the shares purchased during the nine months ended September 30, 2020, resulting in an asset balance of approximately $0.1 million at September 30, 2020.

Free Shares valuation assumptions	September 30, 2020	December 31, 2019
Sangamo stock price (USD)	$10.31	$8.68
Sangamo France stock price (EUR)	€2.55	€2.14
EUR / USD exchange rate	0.84	0.91
Estimated correlation Sangamo and Sangamo France stock prices	100.0%	100.0%
Sangamo stock price (USD) volatility estimate	65.7%	72.5%
Sangamo France stock price (EUR) volatility estimate	65.7%	72.5%
EUR / USD exchange rate volatility estimate	6.4%	6.6%
Risk free rate and cost of debt by expected exercise date	Varies	Varies

NOTE 3—CASH EQUIVALENTS AND MARKETABLE SECURITIES
Cash Equivalents and Marketable Securities
The table below summarizes the Company’s cash equivalents and marketable securities (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
September 30, 2020
Assets
Cash equivalents:
Money market funds	$172,508	$—	$—	$172,508
Commercial paper securities	5,998	1	—	5,999
Total	178,506	1	—	178,507
Marketable securities:
Commercial paper securities	238,248	169	(19)	238,398
Corporate debt securities	122,364	156	(36)	122,484
Asset-backed securities	13,067	3	(4)	13,066
U.S. government-sponsored entity debt securities	61,171	76	—	61,247
Total	434,850	404	(59)	435,195
Total cash equivalents and marketable securities	$613,356	$405	$(59)	$613,702

December 31, 2019
Assets
Cash equivalents:
Money market funds	$30,496	$—	$—	$30,496
Commercial paper securities	2,998	1	—	2,999
Total	33,494	1	—	33,495
Marketable securities:
Commercial paper securities	155,230	145	(7)	155,368
Corporate debt securities	94,905	115	(3)	95,017
U.S. government-sponsored entity debt securities	53,411	91	(9)	53,493
Total	303,546	351	(19)	303,878
Total cash equivalents and marketable securities	$337,040	$352	$(19)	$337,373
The fair value of investments available-for-sale by contractual maturity were as follows (in thousands):

	September 30, 2020	December 31, 2019
Maturing in one year or less	$389,434	$282,046
Maturing after one year through five years	45,761	21,832
Total	$435,195	$303,878

The Company had no realized losses of its available-for-sale securities for the three and nine months ended September 30, 2020 or 2019. The Company periodically reviews the available-for-sale investments for other-than-temporary impairment losses. No investments were other-than-temporarily impaired at either September 30, 2020 or December 31, 2019. The Company considers factors such as the duration, severity and the reason for the decline in value, the potential recovery period, creditworthiness of the issuers of the securities and its intent to sell. For available-for-sale securities, it also considers whether (i) it is more likely than not that the Company will be required to sell the debt securities before recovery of their amortized cost basis, and (ii) the amortized cost basis cannot be recovered as a result of credit losses. No significant facts or circumstances have arisen to indicate that there has been any significant deterioration in the creditworthiness of the issuers of the securities held by the Company. Based on the Company's review of these securities, including the assessment of the duration and severity of the unrealized losses and the Company's ability and intent to hold the investments until maturity, there were no other-than-temporary impairments for these securities at September 30, 2020.

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
The total number of shares subject to stock options and restricted stock units (“RSUs”) outstanding and the employee stock purchase plan (“ESPP”) shares reserved for issuance, which are all anti-dilutive, were excluded from consideration in the calculation of diluted net loss per share attributable to Sangamo Therapeutics, Inc. stockholders. Stock options and RSUs outstanding and ESPP shares reserved for issuance as of September 30, 2020 and 2019 totaled 14,768,646 and 10,370,481, respectively.
NOTE 5—MAJOR CUSTOMERS, PARTNERSHIPS AND STRATEGIC ALLIANCES
Novartis Institutes for BioMedical Research, Inc.
On July 27, 2020, the Company entered into a collaboration and license agreement with Novartis Institutes for BioMedical Research, Inc. (“Novartis”) for the research, development and commercialization of gene regulation therapies to treat three neurodevelopmental disorders. Under the agreement, which was effective upon execution, the Company granted Novartis an exclusive, royalty bearing and worldwide license, under its relevant patents and know-how, to develop, manufacture and commercialize certain of its ZFP transcription factors (“ZFP-TFs”) targeted to three undisclosed genes that are associated with certain neurodevelopmental disorders, including autism spectrum disorder and intellectual disability. The Company will perform early research activities over the collaboration period for each gene target and manufacture the ZPF-TFs required for such research, costs of which will be funded by Novartis. Novartis is responsible for additional research activities, investigational new drug-enabling studies, clinical development, regulatory approvals, manufacturing of preclinical, clinical and approved products, and global commercialization. Subject to certain exceptions set forth in the agreement, the Company is prohibited from developing, manufacturing or commercializing any therapeutic product targeting any of the three genes that are the subject of the collaboration. Novartis also has the option to license certain of the Company’s proprietary adeno-associated viruses (“AAVs”) for the sole purpose of developing, manufacturing and commercializing licensed products arising from the collaboration.
Under the agreement, Novartis paid the Company a $75.0 million upfront license fee in August 2020. In addition to this fee and the cost reimbursements for early research activities, the Company is eligible to earn from Novartis up to $420.0 million in development milestones and up to $300.0 million in commercial milestones. The Company is also eligible to earn from Novartis tiered high single-digit to sub-teen double-digit royalties on potential net commercial sales of licensed products arising from the collaboration. These royalty payments will be subject to reduction due to patent expiration, loss of market exclusivity and payments made under certain licenses for third-party intellectual property. The agreement will continue, on a product-by-product and country-by-country basis, until the expiration of the applicable royalty term. Novartis has the right to terminate the agreement, in its entirety or on a target-by-target basis, for any reason after a specified notice period. Each party also has the right to terminate the agreement on account of the other party’s bankruptcy or material, uncured breach.
All payments received under the agreement, when earned are non-refundable and non-creditable. The transaction price of $95.1 million includes the upfront license fee of $75.0 million and estimated research costs of $20.1 million to be provided over the estimated research period. All clinical or regulatory milestone amounts were considered fully constrained at inception of the agreement. As part of its evaluation of the constraint, the Company considered numerous factors, including the fact that achievement of the milestones at this time is uncertain and contingent upon future periods when the uncertainty related to the variable consideration is resolved. The Company will re-evaluate the transaction price, including the estimated variable consideration included in the transaction price and all constrained amounts, in each reporting period and as uncertain events are resolved or other changes in circumstances occur.
The Company assessed the agreement with Novartis in accordance with ASC Topic 606 and concluded that Novartis is a customer. The Company has identified a single performance obligation within this arrangement as a license to the technology and ongoing research services. The Company concluded that the license is not discrete as it does not have stand-alone value to Novartis apart from the research services to be performed pursuant to the agreement. As a result, the Company recognizes revenue from the upfront payment based on proportional performance of the ongoing research services through the estimated research period. The estimation of progress towards the satisfaction of performance obligation and project cost is reviewed quarterly and adjusted, as needed, to reflect the Company’s current assumptions regarding the timing of its performance obligation. As of September 30, 2020, the Company had deferred revenue of $75.0 million related to this agreement.

No revenues have been recognized under the agreement as of September 30, 2020.
The Company paid $1.5 million for financial advisory fees during the quarter ended September 30, 2020, equal to 2% of $75.0 million received for the upfront license fee related to the collaboration and license agreement with Novartis. The Company recognized $1.5 million as a contract asset as such amount represents a cost of obtaining the agreement. This balance will be amortized and included in general and administrative costs on a systematic basis consistent with the transfer of the services to Novartis in accordance with ASC Topic 340, Other Assets and Deferred Costs.
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
Under the collaboration agreement, the Company granted to Biogen an exclusive, royalty bearing and worldwide license, under its relevant patents and know-how, to develop, manufacture and commercialize certain ZFP and/or AAV-based products directed to up to 12 neurological disease gene targets selected by Biogen. Biogen has already selected three of these: ST-501 for tauopathies including Alzheimer’s disease, ST-502 for synucleinopathies including Parkinson’s disease, and a third undisclosed neuromuscular disease target. Biogen has exclusive rights to nominate up to nine additional targets over a target selection period of five years. For each gene target selected by Biogen, the Company performs early research activities, costs for which are shared by the companies, aimed at the development of the combination of proprietary central nervous system delivery vectors and ZFP-TFs (or potential other ZFP products) targeting therapeutically relevant genes. Biogen has assumed responsibility and costs for the IND enabling studies, clinical development, related regulatory interactions, and global commercialization. The Company is responsible for manufacturing activities for the initial clinical trials for the first three products of the collaboration and plans to leverage its in-house manufacturing capacity, where appropriate, which is currently in development. Biogen is responsible for manufacturing activities beyond the first clinical trial for each of the first three products. The Company’s research activities for any targets will be performed over the period not to exceed seven years from the effective date of the agreement (i.e. through April 2027). Subject to certain exceptions set forth in the collaboration agreement, the Company is prohibited from developing, manufacturing or commercializing any therapeutic product directed to the targets selected by Biogen.
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
The Company assessed the collaboration agreement with Biogen in accordance with ASC Topic 606 and concluded that Biogen is a customer. As of September 30, 2020, the transaction price includes the upfront license fee of $125.0 million and the excess consideration from the stock purchase of $79.6 million, which represents the difference between the $225.0 million received for the purchase of the Biogen Shares and the $145.4 million estimated fair value of the equity issued. The equity issued to Biogen was valued using an option pricing model to reflect certain holding period restrictions. None of the target selection fees and clinical or regulatory milestones have been included in the transaction price, as all such amounts are fully constrained. As part of its evaluation of the constraint, the Company considered numerous factors, including the fact that nomination of additional targets and achievement of the milestones at this time is uncertain and contingent upon future periods when the uncertainty related to the variable consideration is resolved. The Company will re-evaluate the transaction price as uncertain events are resolved or other changes in circumstances occur.
The Company has identified a single performance obligation within the Biogen collaboration agreement, which is a stand-ready obligation consisting of a series of distinct days of research services, during which Biogen obtains access to the Company’s license and research resources. Revenue from the upfront license fee relates to access to the license and Company’s obligation to stand-ready to perform such research services corresponding to the targets selected by Biogen. As a result of this obligation to perform research services when and if requested throughout the duration of the contract, the upfront license fee and the excess consideration from the stock purchase will be recognized over time on a straight-line basis consistent with the resources expected to be dedicated to providing the research services through April 2027, the estimated period of the obligation. The estimated period of performance is reviewed quarterly and adjusted, as needed, to reflect the Company’s current assumptions regarding the timing of its deliverable. Revenue from the reimbursement by Biogen of shared costs of early research activities performed by Sangamo is recognized as the research services are performed. As of September 30, 2020, the Company had deferred revenue of $190.5 million related to this agreement.
Revenues recognized under the agreement for the three and nine months ended September 30, 2020 and 2019 were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenue related to Biogen agreement:
Recognition of license and stand-ready fee	$7,306	$—	$14,050	$—
Research services	2,315	—	3,749	—
Total	$9,621	$—	$17,799	$—
The Company paid $7.0 million for financial advisory fees during the nine months ended September 30, 2020, equal to 2% of $225.0 million received for the sale of shares and 2% of $125.0 million received for the upfront fee. The fees incurred related to both the collaboration agreement with Biogen and to the stock purchase agreement for the sale of shares. The Company believes that the allocation of fees on a relative fair value basis between the two agreements is reasonable. The Company recognized $4.1 million, which represents 2% of the upfront license fee of $125.0 million and 2% of the excess consideration from the stock purchase of $79.6 million, as a contract asset. This balance will be amortized and included in general and administrative costs on a systematic basis consistent with the transfer of the services to Biogen in accordance with ASC Topic 340, Other Assets and Deferred Costs. The Company amortized $0.1 million and $0.3 million for the three and nine months ended September 30, 2020, respectively. The Company recognized $2.9 million, which represents 2% of the $145.4 million estimated fair value of the equity issued, as a share issuance cost and recorded this amount in equity as reduction in proceeds.
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
The Company has identified the primary performance obligations within the Kite agreement as: (1) a license to the technology along with the stand-ready obligation to perform research services, and (2) the ongoing research services. Revenue from the upfront license fee relates to access to the license and Company’s obligation to stand-ready to perform such research services as additional targets are selected by Kite. As a result of this obligation to perform research services when and if requested throughout the duration of the contract, the fee for the license and the stand-ready obligation will be recognized over time on a straight-line basis through June 2024, the estimated period of the stand-ready obligation. Revenue from the reimbursable costs related to the integrated service deliverable is recognized as the research services are performed. Related costs and expenses under these arrangements have historically approximated the revenues recognized. The estimated period of performance and project cost is reviewed quarterly and adjusted, as needed, to reflect the Company’s current assumptions regarding the timing of its deliverables. As of September 30, 2020, and December 31, 2019, the Company had deferred revenue of $87.7 million and $106.5 million, respectively, related to this agreement.
Revenues recognized under the agreement for the three and nine months ended September 30, 2020 and 2019 were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenue related to Kite agreement:
Recognition of license and stand-ready fee	$6,296	$6,296	$18,750	$18,682
Research services	998	2,565	3,185	7,551
Total	$7,294	$8,861	$21,935	$26,233
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
Upon execution of the agreement, the Company received an upfront fee of $70.0 million and is eligible to receive development milestone payments contingent on the achievement of specified clinical development, intellectual property, regulatory and first commercial sale milestones for SB-525 and potentially other products. In addition, Sangamo is eligible to receive up to $208.5 million in payments upon the achievement of specified clinical development, intellectual property and regulatory milestones and up to $266.5 million in payments upon first commercial sale milestones for SB-525 and potentially other products. The total amount of potential clinical development, intellectual property, regulatory and first commercial sale milestone payments, assuming the achievement of all specified milestones in the agreement, is up to $475.0 million, which includes up to $300.0 million for SB-525 and up to $175.0 million for other products that may be developed under the agreement, subject to reduction on account of payments made under certain licenses for third-party intellectual property. In addition, Pfizer agreed to pay the Company royalties for each potential licensed product developed under the agreement that are an escalating tiered, double-digit percentage of the annual net sales of such product and are subject to reduction due to patent expiration, entry of biosimilar products to the market and payment made under certain licenses for third-party intellectual property. To date, two milestones of $55.0 million in aggregate have been achieved, however no products have been approved and therefore no royalty fees have been earned under the agreement.
The Company assessed the agreement with Pfizer in accordance with ASC Topic 606 and concluded that Pfizer is a customer. As of September 30, 2020, the total transaction price under this agreement is $134.0 million, which represents the upfront fee and research services fees of $79.0 million and two unconstrained milestones achieved of an aggregate amount of $55.0 million. Sangamo is responsible for internal and external research costs as part of the upfront fee and has the ability to request additional reimbursement from Pfizer if certain conditions are met. None of the constrained clinical or regulatory milestones have been included in the transaction price. As part of its evaluation of the constraint, the Company considered numerous factors, including the fact that achievement of the milestones at this time is uncertain and contingent upon future periods when the uncertainty related to the variable consideration is resolved. The Company will re-evaluate the transaction price, including its estimated variable consideration included in the transaction price and all constrained amounts in each reporting period and as uncertain events are resolved or other changes in circumstances occur.
The Company has identified the performance obligations within the agreement as a license to the technology and ongoing research services. The Company concluded that the license is not discrete as it does not have stand-alone value to Pfizer apart from the research services to be performed by the Company pursuant to the agreement. As a result, the Company recognizes revenue from the upfront payment based on proportional performance of the ongoing research services through 2020, the estimated period the Company will perform research services. The estimation of progress towards the satisfaction of its performance obligation and project cost is reviewed quarterly and adjusted, as needed, to reflect the Company’s current assumptions regarding the timing of its deliverables. As of September 30, 2020, and December 31, 2019, the Company had deferred revenue of $0.7 million and $4.0 million, respectively, related to this agreement.
In December 2019, the Company entered into an amendment to the agreement, pursuant to which the Company transferred the IND for SB-525 to Pfizer. Upon this transfer the Company achieved a $25.0 million milestone as the conditions for achieving the milestone were met. The Company recognized $1.2 million during the nine months ended September 30, 2020 and approximately $24.8 million on a cumulative basis attributed to this milestone as revenue. The balance of this milestone payment of $0.2 million will be recognized as revenue commensurate with the provision of research services over the remaining term of the agreement.
In September 2020, the Company determined that there was a high probability of achievement of a $30.0 million milestone with Pfizer for SB-525. The milestone was subsequently achieved upon dosing of the first subject in a Phase 3 clinical trial in early October 2020. The Company recognized on a cumulative basis approximately $29.8 million in the three and nine months ended September 30, 2020 related to this milestone. The balance of this milestone amount of $0.2 million will be recognized as revenue commensurate with the provision of research services over the remaining term of the agreement.
Revenues recognized under the agreement for the three and nine months ended September 30, 2020 and 2019 were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenue related to Pfizer SB-525 agreement:
Recognition of upfront fee and research services	$221	$3,440	$2,737	$5,035
Milestone achievement	29,863	—	30,959	—
Total	$30,084	$3,440	$33,696	$5,035

In March 2019, the Company received new data results, and expanded enrollment of patients in the ongoing trial. As a result, the estimated project cost increased and the proportional performance was updated based on the actual services delivered to Pfizer as a percentage of the updated project cost as of March 31, 2019. The increase in project cost resulted in a decrease in the measure of the proportional cumulative performance. During the nine months ended September 30, 2019, the Company recorded a revenue reduction of approximately $3.0 million, or 38% of total revenues, due to a decrease in the measure of the proportional cumulative performance.
In March 2020, the Company recorded an adjustment to revenue related to a change in estimate in connection with the hemophilia A collaboration agreement with Pfizer. This adjustment was a direct result of the decision to decrease the project scope and the corresponding costs, after the successful IND transfer of the SB-525 product candidate to Pfizer, both of which resulted in an increase in the measure of proportional cumulative performance. This adjustment increased revenue by $2.4 million, decreased net loss by $2.4 million and decreased the Company’s basic net loss per share by $0.02 for the nine months ended September 30, 2020.
C9ORF72 Research Collaboration and License Agreement
In December 2017, the Company entered into a separate exclusive, global collaboration and license agreement with Pfizer for the development and commercialization of potential gene therapy products that use ZFP-TFs to treat amyotrophic lateral sclerosis (“ALS”) and frontotemporal lobar degeneration linked to mutations of the C9ORF72 gene. Pursuant to this agreement, the Company agreed to work with Pfizer on a research program to identify, characterize and preclinically develop ZFP-TFs that bind to and specifically reduce expression of the mutant form of the C9ORF72 gene.
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
The Company concluded the total transaction price under this agreement is $17.0 million, which represents the upfront fees of $12.0 million and one unconstrained milestone in the amount of $5.0 million. None of the constrained clinical or regulatory milestones have not been included in the transaction price. As part of its evaluation of the constraint, the Company considered numerous factors, including the fact that achievement of the milestones at this time is uncertain and contingent upon future periods when the uncertainty related to the variable consideration is resolved. The Company will re-evaluate the transaction price, including its estimated variable consideration included in the transaction price and all constrained amounts, in each reporting period and as uncertain events are resolved or other changes in circumstances occur.
The Company has identified the performance obligations within this agreement as a license to the technology and ongoing research services. The Company concluded that the license is not discrete as it does not have stand-alone value to Pfizer apart from the services to be performed by the Company pursuant to the agreement. As a result, the Company recognizes revenue from the upfront payment based on proportional performance of the ongoing research services, over the estimated period the Company will perform research services. The estimation of progress towards the satisfaction of its performance obligation and project cost is reviewed quarterly and adjusted, as needed, to reflect the Company’s current assumptions regarding the timing of its deliverables. As of September 30, 2020, and December 31, 2019, the Company had deferred revenue of $0.0 million and $8.0 million, respectively, related to this agreement.
In September 2020, the Company earned a $5.0 million milestone associated with the completion of the Company's research activities in its collaboration with Pfizer to develop gene regulation therapies using ZFP-TFs for the treatment of C9ORF72-related ALS and frontotemporal lobar degeneration. This milestone is achieved upon Pfizer’s notification to the Company of its election to pay the first development milestone payment under the collaboration agreement. This milestone payment is non-refundable, and then upon payment, the term will be extended for two years for the selection of the lead development compound. The Company recognized on a cumulative basis $5.0 million for the three and nine months ended September 30, 2020.
Revenues recognized under the agreement for the three and nine months ended September 30, 2020 and 2019 were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenue related to Pfizer C9ORF72 agreement:
Recognition of upfront fee	$4,200	$468	$7,985	$1,538
Milestone achievement	5,000	—	5,000	—
Total	$9,200	$468	$12,985	$1,538
During the nine months ended September 30, 2020, the Company recorded adjustments to revenue related to changes in estimate in connection with the C9ORF72 collaboration agreement with Pfizer. These adjustments were a direct result of the decision to decrease the project scope and the corresponding costs due to advancement of the program, which resulted in an increase in the measure of proportional cumulative performance. These adjustments increased revenue by $8.8 million, decreased net loss by $8.8 million and decreased the Company’s basic net loss per share by $0.07 for the nine months ended September 30, 2020.
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

All contingent payments under the agreement, when earned, will be non-refundable and non-creditable. The transaction price of $93.3 million includes the upfront license fee of $20.0 million, two unconstrained milestones in the amount of $13.5 million and estimated research costs of $59.8 million for identified research projects over the estimated performance period, as all unachieved milestone amounts are fully constrained. As part of its evaluation of the constraint, the Company considered numerous factors, including the fact that achievement of the milestones at this time is uncertain and contingent upon future periods when the uncertainty related to the variable consideration is resolved. The Company will re-evaluate the transaction price, including the estimated variable consideration included in the transaction price and all constrained amounts, in each reporting period and as uncertain events are resolved or other changes in circumstances occur. None of the constrained clinical or regulatory milestones have been included in the transaction price.
The Company assessed the agreement with Sanofi in accordance with ASC Topic 606 and concluded that Sanofi is a customer. The Company has identified the performance obligations within this arrangement as a license to the technology and ongoing research services activities. The Company concluded that the license is not discrete as it does not have stand-alone value to Sanofi apart from the research services to be performed pursuant to the agreement. As a result, the Company recognizes revenue from the upfront payment based on proportional performance of the ongoing research services through 2022, the estimated period the Company will perform research services. The estimation of progress towards the satisfaction of performance obligation and project cost is reviewed quarterly and adjusted, as needed, to reflect the Company’s current assumptions regarding the timing of its deliverables. Related costs and expenses under these arrangements have historically approximated the revenues recognized. As of September 30, 2020, and December 31, 2019, the Company had deferred revenue of $1.7 million and $1.7 million, respectively, related to this agreement.
In August 2019, the Company achieved a $6.0 million milestone with Sanofi upon dosing of the third subject in the ST-400 beta thalassemia Phase 1 clinical trial. The Company recognized on a cumulative basis approximately $5.7 million as of September 30, 2020 attributed to this milestone as revenue and an immaterial revenue reversal related to a change in scope was recognized during the nine months ended September 30, 2020.
In December 2019, the Company achieved a $7.5 million milestone with Sanofi upon dosing of the first subject in the SCD Phase 1 clinical trial. The Company recognized on a cumulative basis approximately $7.1 million as of September 30, 2020 attributed to this milestone as revenue and an immaterial revenue reversal related to a change in scope was recognized during the nine months ended September 30, 2020.
Revenues recognized under the agreement for the three and nine months ended September 30, 2020 and 2019 were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenue related to Sanofi agreement:
Recognition of upfront fee	$321	$940	$(28)	$2,594
Research services	961	1,814	3,836	5,169
Milestone achievement	216	—	(19)	—
Total	$1,498	$2,754	$3,789	$7,763
In March 2020, the Company recorded an adjustment to revenue related to a change in estimate in connection with the collaboration agreement with Sanofi. This adjustment was a direct result of the decision in March 2020 to increase the project scope and the corresponding costs, both of which resulted in a decrease in the measure of proportional cumulative performance. This adjustment decreased revenue by $2.2 million, increased net loss by $2.2 million and increased the Company’s basic net loss per share by $0.02 for the nine months ended September 30, 2020.
California Institute for Regenerative Medicine
In May 2018, the California Institute for Regenerative Medicine (“CIRM”) granted a Strategic Partnership Award for $8.0 million to fund the clinical studies of a potentially curative ZFP therapeutic for the treatment of beta thalassemia based on the application of Sangamo’s ZFN genome editing technology. The grant exists through December 31, 2022 and provides matching funds to support the evaluate ST-400, a gene-edited cell therapy candidate for people with transfusion-dependent beta thalassemia. As of September 30, 2020, the Company had received $5.2 million under the award.
Under the terms of the CIRM grants, the Company is obligated to pay royalties and licensing fees based on a low single digit royalty percentage on net sales of CIRM-funded product candidates or CIRM-funded technology. The Company has the option to decline any and all amounts awarded by CIRM and as an alternative to revenue sharing, the Company has the option to convert the award to a loan. No such election has been made as of the date of the issuance of these financial statements. If the

Company terminates a CIRM-funded clinical trial, it is obligated to repay any unused CIRM funds received. Therefore, as of September 30, 2020, and December 31, 2019, $6.2 million and $5.7 million, respectively, including interest, related to this award are recorded as a loan in other long-term liabilities on the accompanying Condensed Consolidated Balance Sheets as the Company does not expect to repay these amounts within the next 12 months.
NOTE 6—INCOME TAXES
The Company’s provision for income taxes for interim periods is determined using an estimate of its annual effective tax rate, adjusted for discrete items, if any, that arise during the period. Each quarter, the Company updates its estimate of the annual effective tax rate, and if the estimated annual effective tax rate changes, the Company makes a cumulative adjustment in such period. In the nine months ended September 30, 2020 and 2019, the Company recorded income tax expense of $0.2 million and $0.0 million, respectively. The Company continues to maintain a full valuation allowance on its U.S. federal and state net deferred tax assets as the Company believes it is not more likely than not that the benefit will be realized. The tax expense for the nine months ended September 30, 2020 and 2019 was primarily due to foreign and state income tax expense.

On March 27, 2020, the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”) was signed into law. The CARES Act includes provisions relating to net operating loss carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations and technical corrections to tax depreciation methods for qualified improvement property. These provisions are not expected to have a material impact on the Company’s Condensed Consolidated Financial Statements.
NOTE 7—COMMITMENTS AND CONTINGENCIES
Leases
Sangamo occupies approximately 87,700 square feet of office and research and development laboratory facilities in Brisbane, California, pursuant to a lease that expires in May 2029. Sangamo also occupies approximately 45,600 square feet of research and office space in Richmond, California, pursuant to leases that expire in August 2026. In addition, the Company leases approximately 20,800 square feet of research and office space in Valbonne, France, subject to leases that expire beginning in June 2025 through March 2028.
Certain of these leases include renewal options at the election of the Company to renew or extend the lease for an additional five to ten years. These optional periods have not been considered in the determination of the ROU assets or lease liabilities associated with these leases as the Company did not consider it reasonably certain that it would exercise the options.
The Company performed evaluations of its contracts and determined each of its identified leases are operating leases. For the three and nine months ended September 30, 2020, the Company incurred $4.0 million and $7.7 million of lease costs in relation to these operating leases. These lease costs were included in operating expenses in the Condensed Consolidated Statements of Operations. Variable lease expense was $1.0 million and $1.6 million for the three and nine months ended September 30, 2020 and was not included in the measurement of the Company’s operating ROU assets and lease liabilities. This variable expense consists primarily of the Company’s proportionate share of operating expenses, property taxes and insurance and is classified as lease expense, due to the Company’s election to not separate lease and non-lease components.
Cash paid for amounts included in the measurement of operating lease liabilities for the nine months ended September 30, 2020 was $4.7 million and was included in net cash provided by operating activities in the Company’s Condensed Consolidated Statements of Cash Flows.

As of September 30, 2020, the maturities of the Company’s operating lease liabilities were as follows (in thousands):

Total
Three months ending December 31, 2020:	$1,100
2021	6,401
2022	6,479
2023	6,567
2024	6,705
Thereafter	26,156
Total lease payments	53,408
Less:
Imputed interest	(11,708)
Total	$41,700

Reported as of September 30, 2020:
Operating lease liabilities - current (included in Accounts payable and accrued liabilities on the Condensed Consolidated Balance Sheet)	$3,441
Operating lease liabilities - long-term	38,259
Total	$41,700
As of September 30, 2020, the weighted-average remaining lease term is 8.1 years and the weighted-average incremental borrowing rate used to determine the operating lease liability was 6.2% for the Company’s operating leases.
In May 2020, the Company entered into an amendment to an existing lease to acquire approximately 8,500 square feet of research and office space in Richmond, California that expires in August 2026. Total lease payments over the life of this amended lease are approximately $1.6 million. Variable lease payments include the Company’s allocated share of costs incurred and expenditures made by the landlord in the operation and management of the building. The commencement date of this lease was determined to be October 1, 2020. Therefore, the lease is not included in the Company’s operating lease ROU asset or operating lease liabilities as of September 30, 2020.
The Company does not have any financing leases.
Contractual Commitments
The following table sets forth the non-cancelable material contractual commitments under manufacturing-related supplier arrangements as of September 30, 2020 (in thousands):

Party	Total commitments	Expiry date
Brammer Bio MA - a Thermo Fisher Scientific Inc. subsidiary	$9,314	December 2021
Lonza Netherlands, B.V.	14,999	December 2022
Total contractual commitments	$24,313
The Company also had $1.9 million of license obligations related to its intellectual property as of September 30, 2020.
Contingencies
Sangamo is not party to any material pending legal proceedings or contingencies. From time to time, the Company may be involved in legal proceedings arising in the ordinary course of business.
NOTE 8—STOCK-BASED COMPENSATION
The following table shows total stock-based compensation expense included in the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2020 and 2019 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Research and development	$3,573	$2,268	$9,990	$7,329
General and administrative	3,109	2,433	9,076	6,762
Total stock-based compensation expense	$6,682	$4,701	$19,066	$14,091

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
At-the-Market Offering Agreement
On August 5, 2020, the Company entered into an Open Market Sale Agreement℠ with Jefferies LLC (“Jefferies”) with respect to an at-the-market offering program under which the Company may offer and sell, from time to time at its sole discretion, shares of the Company’s common stock having an aggregate offering price of up to $150.0 million through Jefferies as the Company’s sales agent or principal. The Company is not obligated to sell any shares under the sales agreement. Subject to the terms and conditions of the sales agreement, Jefferies will use commercially reasonable efforts, consistent with its normal trading and sales practices and applicable laws and regulations, to sell shares of the Company’s common stock from time to time based upon the Company’s instructions, including any price, time or size limits or other customary parameters or conditions the Company specifies, subject to certain limitations. Under the sales agreement, Jefferies may sell shares of the Company’s common stock by any method permitted by law deemed to be an “at-the-market offering.” The Company will pay Jefferies a commission of up to 3% of the gross proceeds from each sale of shares of the Company’s common stock sold through Jefferies under the sales agreement and will provide Jefferies with customary indemnification and contribution rights. In addition, the Company agreed to reimburse certain legal expenses and fees by Jefferies in connection with the offering up to a maximum of $50,000, as well as certain ongoing disbursements of Jefferies’ counsel, if required. The sales agreement will terminate upon the sale of all $150.0 million of shares under the sales agreement, unless earlier terminated by either party as permitted therein. As of September 30, 2020, no shares have been sold under the sales agreement.
NOTE 10—ACQUISITION OF SANGAMO THERAPEUTICS FRANCE S.A.S.

    On July 20, 2018, Sangamo entered into various agreements with the goal of eventually acquiring 100% of Sangamo France’s share capital. The Company entered into the Sangamo France SPA with certain shareholders of Sangamo France, pursuant to which it acquired 13,519,036 ordinary shares of Sangamo France (“Ordinary Shares”) as part of a block transaction that closed on October 1, 2018 (the “Acquisition Date”). Additionally, the Company and Sangamo France entered into a Tender Offer Agreement pursuant to which Sangamo agreed to acquire 11,528,635 Ordinary Shares for the same price per share as the Sangamo France SPA via a cash tender offer that closed on November 23, 2018. Following the block transaction, cash tender offer, and other open market purchases of shares, the Company owned 98.2% of the Ordinary Shares as of December 31, 2018 (or 25,047,671 Ordinary Shares). In addition to the Sangamo France SPA and the tender offer agreement, the Company also entered into arrangements with the holders of approximately 477,000 “free shares” of Sangamo France pursuant to which the Company has the right to purchase such shares from the holders (a call option) and such holders have the right to sell to the Company such shares from time to time through mid-2021 (a put option) (collectively the “Free Shares Options”). During 2019, the Company acquired approximately 111,000 vested free shares upon exercise of the put options, increasing its ownership of the Ordinary Shares from 98.2% to 98.7%. During the nine months ended September 30, 2020, the Company acquired approximately 228,000 vested free shares, including 132,700 from a former executive of Sangamo, pursuant to the exercise of the put options for approximately $0.5 million of cash, increasing its ownership of the Ordinary Shares to 99.4% as September 30, 2020.
At the Acquisition Date, the fair value of the Free Shares Options was estimated to be a liability of $0.2 million. See “Note 2 — Fair Value Measurements-Free Shares Asset” for information regarding the valuation method. The fair value of the

Free Shares Options will vary based on future changes in the Company’s stock price during the option period. The fair value of the Free Shares Options was estimated to be an asset of $0.1 million as of September 30, 2020.
The acquisition of Sangamo France was accounted for as a business combination in accordance with ASC Topic 805, Business Combinations, in exchange for total consideration of approximately $45.9 million at the Acquisition Date. The operating results of Sangamo France after the Acquisition Date have been included in the Company’s Condensed Consolidated Statements of Operations.
There were no goodwill impairments during the nine months ended September 30, 2020 or during 2019 and, as noted below, substantially all of the non-controlling interest on the Acquisition Date was subsequently acquired by the Company and, accordingly, substantially all of the goodwill is allocated to the Company as of September 30, 2020 and December 31, 2019.
Non-Controlling Interest
The fair value of the remaining non-controlling was determined based on the number of outstanding shares comprising the non-controlling interest and the $2.99 acquisition price per share as of the Acquisition Date. The non-controlling interest is presented as a component of stockholders' equity on the Company’s Condensed Consolidated Balance Sheets.
Non-controlling interest as of September 30, 2020 was as follows (in thousands):

Total
Balance at December 31, 2019	$185
Fair value of additional shares acquired	(660)
Loss attributable to non-controlling interest	(55)
Balance at September 30, 2020	$(530)

ITEM  2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The discussion in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contains trend analysis, estimates and other forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements include, without limitation, statements containing the words “anticipates,” “believes,” “continues,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “seeks,” “should” and “will” and other words of similar import or the negative of those terms or expressions. Such forward-looking statements are subject to known and unknown risks, uncertainties, estimates and other factors that may cause our actual results, performance or achievements, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Actual results could differ materially from those set forth in such forward-looking statements as a result of, but not limited to the “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q. You should read the following discussion and analysis in conjunction with our Condensed Consolidated Financial Statements and accompanying notes included in this report and the Consolidated Financial Statements and accompanying notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2019, or the 2019 Annual Report, as filed with the Securities and Exchange Commission, or SEC, on February 28, 2020.
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
We are a leader in the research and development of zinc finger proteins, or ZFPs, a naturally occurring class of transcription factor proteins found in humans and other species. We have used our internal know-how and technical expertise to develop a proprietary synthetic ZFP platform with potential clinical utility in ex vivo gene-edited cell therapy, in vivo genome editing and in vivo genome regulation. ZFPs may be engineered to make zinc finger nucleases, or ZFNs, that can be used to selectively modify DNA sequences by knocking in or knocking out genes of choice, or zinc finger protein transcription factors, or ZFP-TFs, that can be used to selectively increase or decrease gene expression. In the process of developing this platform, we have additionally accrued significant scientific, manufacturing and development capabilities, as well as related know-how, all of which are broadly applicable to the field of genomic medicines. We have used this knowledge to advance a genomic medicine platform.
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
Business Update
In collaboration with our partner, Pfizer Inc., or Pfizer, we are evaluating giroctocogene fitelparvovec (also known as SB-525) gene therapy for the treatment of hemophilia A. In October 2020, Pfizer dosed the first patient in the registrational Phase 3 AFFINE (efficAcy and saFety Factor vIii geNe thErapy in hemophilia A patients) study. The AFFINE study is an open-label, multicenter, single arm study to evaluate the efficacy and safety of a single infusion of giroctocogene fitelparvovec in more than 60 adult (ages 18-64 years) male participants with moderately severe to severe hemophilia A. Eligible study participants will have completed at least six months of routine Factor VIII, or FVIII, prophylaxis therapy during the lead-in Phase 3 study in order to collect pretreatment data for efficacy and selected safety parameters. The primary endpoint is impact on annualized bleeding rate, or ABR, through 12 months following treatment. This will be compared to ABR while on Factor VIII replacement therapy collected in the Phase 3 lead-in study, which will provide a baseline for Phase 3 study participants. The secondary endpoints include FVIII activity level after the onset of steady state, over 12 months. Participants will be analyzed throughout the 5-year study period following the single infusion to further assess durability of efficacy and safety. Pfizer has announced that it expects a pivotal data readout from the AFFINE study in 2022 and a potential commercial launch of giroctocogene fitelparvovec in 2023. In October 2020, we earned a $30.0 million milestone from Pfizer in connection with the initiation of the AFFINE study, which we expect to receive in the fourth quarter of 2020.
In September 2020, Pfizer presented updated data from the Phase 1/2 Alta study evaluating giroctocogene fitelparvovec in adult males with severe hemophilia A. The data showed sustained clinically meaningful FVIII activity levels reflecting a geometric mean of approximately 71% between weeks nine and 52 in patients treated with a dose of 3E13 vg/kg of giroctocogene fitelparvovec, the highest dose cohort. Patients with data beyond 52 weeks show sustained FVIII levels, up to 85 weeks for the longest treated patient. Importantly, there have been no bleeds and no need for prophylactic factor with this treated cohort. Pfizer has announced that it expects to present further follow-up data from the Alta study in the next few months when all five patients in the high dose cohort have been followed for at least one year and additional follow-up data over the next year and a half.
We are evaluating our wholly owned gene therapy, ST-920, for the treatment of Fabry disease, a rare IMD. The goal of this gene therapy is to provide a predictable and durable expression of the α-Gal-A enzyme, which is deficient in patients with Fabry disease due to mutations in the GLA gene, resulting in the accumulation of the substrates Gb3 and its soluble derivative lyso-Gb3. We are currently conducting the Phase 1/2 STAAR study, an open-label, multicenter, dose-ascending clinical trial, evaluating the safety and tolerability of ST-920 in adult males with classic Fabry disease. Study participants will receive a single intravenous infusion of ST-920 followed by one year of observation and monitoring of clinical endpoints such as α-Gal A activity and assessment of Gb3 and lyso-Gb3 levels. We will also be conducting a long-term follow-up study to monitor patients for an additional four years. In August and September 2020, we completed dosing of the first and second patients, which comprises the first cohort in the STAAR study, and enrollment of patients in the second cohort is ongoing. We expect to share initial data from the STAAR study toward the end of 2021 after we have identified a dose for cohort expansion. We believe that ST-920 may offer a potentially differentiated treatment for Fabry disease with the potential to deliver efficacy with preserved renal function and reduced cardiac morbidity and neuropathy. As a liver-directed gene therapy, ST-920 does not require any preconditioning regimen for patients.
We are also evaluating chimeric antigen receptor regulatory T cell, or CAR-Treg, cell therapies for the treatment of inflammatory and autoimmune diseases. Our lead CAR-Treg program is TX200, which is being evaluated to treat HLA-A2 mismatched kidney transplantation. We continue to receive the necessary regulatory approvals which we believe will allow us to initiate in 2021 the first-in-human Phase 1/2 STEADFAST clinical study evaluating TX200 in kidney transplantation. The goal for this study is the prevention of transplant rejection through the engineering of CAR-Tregs to express an HLA-A2 Chimeric Antigen Receptor, or CAR, allowing the CAR-Tregs to localize to the renal graft and activate upon recognition of the HLA-A2 antigen. The CAR-Tregs may prevent immune-mediated rejection through the inhibition and modulation of inflammatory immune cells and the release of anti-inflammatory cytokines to induce a tolerogenic environment within the graft. We presented preclinical data last month demonstrating that the TX200 HLA-A2 CAR-Tregs efficiently prevented rejection in both graft-versus-host-disease and skin transplantation models. They were also shown to be safe and well tolerated in our in vivo studies.

Similar to other genetically engineered cell therapy approaches, patients will undergo a leukapheresis procedure, from which their Treg cells will be isolated and engineered then cryopreserved. The HLA-A2 negative patients will subsequently undergo transplantation surgery and following a recovery period, will receive their personalized TX200 drug-candidate. As a result of this detailed process, we expect dosing of the first patient in the STEADFAST study will occur several months after study initiation and patient enrollment.
In collaboration with our partner Sanofi S.A., or Sanofi, we are also evaluating cell therapies to treat sickle cell disease (BIVV003) and transfusion dependent beta thalassemia (ST-400). Sanofi has announced that it expects to share in 2021 the first clinical trial data readout from the Phase 1/2 PRECIZN-1 study evaluating BIVV003. We anticipate sharing at the same time follow-up clinical trial data from the Phase 1/2 Thales study evaluating ST-400.
In collaboration with our partner Kite Pharma, Inc., or Kite, a division of Gilead Sciences, Inc., we are also evaluating KITE-037, an allogeneic anti-CD19 CAR-T cell therapy to treat cancer. Kite expects to submit an investigational new drug application, or IND, by the end of 2020, and to initiate a clinical trial evaluating KITE-037 in 2021.
In collaboration with our partner Pfizer, we are developing potential gene therapies that use ZFP-TFs to treat amyotrophic lateral sclerosis, or ALS, and frontotemporal lobar degeneration linked to mutations of the C9ORF72 gene. In September 2020, we earned a $5.0 million milestone from Pfizer associated with this program and also completed our research obligations under the program. We expect to receive the payment from Pfizer in the fourth quarter of 2020.
In July 2020, we entered into a collaboration and license agreement with Novartis Institutes for BioMedical Research, Inc., or Novartis, for the research, development and commercialization of gene regulation therapies for three neurodevelopmental disorder gene targets. Under the collaboration agreement, we have granted to Novartis an exclusive, royalty bearing and worldwide license, under our relevant patents and know-how, to develop, manufacture and commercialize certain of our ZFP-TFs targeted to three undisclosed genes that are associated with neurodevelopmental disorders, including autism spectrum disorder and intellectual disability. Over a three-year collaboration period, which may be extended by Novartis for up to two additional years, we will perform early research activities for each gene target and manufacture the ZPF-TFs required for such research, costs of which will be funded by Novartis. Novartis is responsible for additional research activities, IND-enabling studies, clinical development, regulatory approvals, manufacturing of preclinical, clinical and approved products, and global commercialization. Novartis also has the option to license certain of our proprietary adeno-associated viruses for the sole purpose of developing, manufacturing and commercializing licensed products arising from the collaboration. Under the agreement, Novartis paid us a $75.0 million upfront license fee, which we received in the third quarter. In addition, we are eligible to earn from Novartis up to $420.0 million in development milestones and up to $300.0 million in commercial milestones. We are also eligible to earn from Novartis tiered high single-digit to sub-teen double-digit royalties on potential net commercial sales of licensed products arising from the collaboration.
We are currently building a cGMP manufacturing facility in our headquarters building in Brisbane, California to manufacture Phase 1/2 clinical trial supplies for our gene therapy and cell therapy pipeline and potentially collaboration programs. We expect the gene therapy manufacturing facility to become operational by the end of 2020. The cell therapy manufacturing facility in Brisbane, as well as another cell therapy manufacturing facility at our site in Valbonne, France, are anticipated to become operational in 2021.
Estimated Impacts of Evolving COVID-19 Pandemic
In March 2020, the World Health Organization characterized COVID-19 as a global pandemic. Also, that month, governmental agencies imposed shelter-in-place orders in areas where we operate in California, France and the United Kingdom. To comply with these orders, we implemented an operating plan to continue business operations during the ongoing COVID-19 pandemic, including enhanced workplace safety protocols and modified working schedules in our laboratories. Office-based employees have been predominantly and working from home since March 2020 and continue to do so. These modifications have slowed our productivity and disrupted our business to a moderate degree and could continue to do so in the future. For example, we have experienced periodic short term disruptions to our laboratory operations while administering our health and safety protocols, and adherence to these protocols in the future could result in longer operational disruptions in the event of a significant outbreak of COVID-19 among our laboratory workers. Such disruptions could impact our ability to support our biopharmaceutical partners as contemplated in our collaboration agreements.
Additionally, our business partners, including biopharmaceutical collaborators and clinical trial sites, have also modified their operations in ways which have disrupted our business and may continue to do so. For example, our clinical study timelines for our Fabry and TX200 programs have periodically required adjustment due to COVID-19 impacts and the diversion of healthcare resources to fight the pandemic. While we have been working with our business partners to minimize any impact of COVID-19 on clinical trials and research and development operations conducted by us and our collaborators, we do expect that at least some of our programs will nonetheless experience delays and disruptions in the future due to COVID-19 impacts on the operations of us and our partners. These delays and disruptions have in the past and could in the future relate to clinical site initiation, patient recruitment and enrollment or dosing of subjects. Some subjects and clinical study staff may not be able or willing to comply with clinical trial protocols if quarantines impede movement or interrupt healthcare services. We are not presently aware of supply shortages related to COVID-19 that we anticipate will affect our or our business partners’ clinical trials or research operations.
Going forward, we will continue to monitor the impact of COVID-19 on our operations, research commitments and clinical trials and those of our business partners. The magnitude of these impacts will depend, in part, on the length and severity of the COVID-19 pandemic and related government orders and restrictions, and how the pandemic limits the ability of us and our business partners to operate business in the ordinary course. Disruptions to these operations, and possibly more severe disruptions in the future that could arise due to the extension of government orders or new government orders applicable in the places we operate or our industry generally or to us and our facilities specifically, could impede our ability to conduct research in a timely manner, comply with our research obligations to our collaborators and advance the development of our therapeutic programs. These delays and disruptions could result in adverse material impacts to our business, operating results and financial condition.
We do not anticipate any material negative impact on our financial condition in 2020 as a result of the COVID-19 pandemic. We believe we are well positioned financially in the near term to execute on our wholly owned and partnered research and clinical programs. We ended the third quarter of 2020 with $694.6 million in cash, cash equivalents and marketable securities. Although we believe we are well capitalized currently, the effects of the evolving pandemic could result in disruption of global financial markets, impairing our ability to access capital, which could in the future negatively affect our liquidity. We do not currently anticipate any material impairments to the valuation of the financial assets or goodwill on our balance sheet as a result of COVID-19. We do not believe that the remote workplace arrangements we have implemented for our office-based employees have affected our financial reporting or control systems.
The extent to which the COVID-19 pandemic will impact our business, operations and financial condition, either directly or indirectly, will depend on future developments that remain highly uncertain at the present time. Although certain government orders and restrictions have eased, and phased re-openings are underway, it is not certain when such restrictions and orders will be fully lifted, and recent resurgences in number and rates of infections, reactions to increased testing and further spread of the virus may result in the return of prior orders and restrictions or new quarantine and shelter-in-place orders or other restrictions. As our understanding of events evolves and additional information becomes available, we may materially change our guidance relating to our revenues, expenses and timelines for manufacturing, clinical trials and research and development.
See also the section titled “Risk Factors” included in Part II, Item 1A of this Quarterly Report on Form 10-Q for additional information on risks and uncertainties related to the evolving COVID-19 pandemic.

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

Results of Operations for the Three and Nine Months Ended September 30, 2020 and 2019
Revenues

	Three Months Ended September 30,				Nine Months Ended September 30,
	(in thousands, except percentage values)				(in thousands, except percentage values)
	2020	2019	Change	%	2020	2019	Change	%
Revenues	$57,763	$21,958	$35,805	163%	$92,392	$47,577	$44,815	94%
Total revenues consisted of revenues from collaboration agreements and, to a significantly lesser extent, research grants. We anticipate revenues over the next several years to be derived primarily from our collaboration agreements with Novartis, Biogen, Kite, Pfizer and Sanofi as we continue to recognize upfront license fees and milestone achievements under such agreements.
The increase of $35.8 million in revenues for the three months ended September 30, 2020, compared to the same period in 2019, was primarily attributed to a $30.0 million milestone related to our hemophilia A collaboration agreement with Pfizer. The milestone event subsequently occurred in early October 2020 upon dosing of the first subject in the Phase 3 clinical trial. We recognized revenue related to this milestone during the three months ended September 30, 2020 due to the high probability of achievement assessed at the end of the reporting period. In addition, we earned a milestone of $5.0 million associated with the completion of our research activities in our C9ORF72 collaboration agreement with Pfizer to develop gene regulation therapies using ZFP-TFs for the treatment of C9ORF72-related ALS and frontotemporal lobar degeneration.
The increase of $44.8 million in revenues for the nine months ended September 30, 2020, compared to the same period in 2019, was primarily attributed to $30.0 million and $5.0 million milestones as discussed above. In addition, we recognized revenues of $17.8 million in the nine months ended September 30, 2020 related to our collaboration agreement with Biogen. These increases were partially offset by a decrease of $10.0 million in revenue related to our agreement with Sanofi.
Operating expenses

	Three Months Ended September 30,				Nine Months Ended September 30,
	(in thousands, except percentage values)				(in thousands, except percentage values)
	2020	2019	Change	%	2020	2019	Change	%
Operating expenses:
Research and development	$45,287	$36,288	$8,999	25%	$128,289	$107,593	$20,696	19%
General and administrative	16,177	14,918	1,259	8%	50,223	46,633	3,590	8%
Total operating expenses	$61,464	$51,206	$10,258	20%	$178,512	$154,226	$24,286	16%
Research and Development Expenses
Research and development expenses consisted primarily of compensation related expenses, including stock-based compensation, laboratory supplies, preclinical and clinical studies, manufacturing clinical supply, contracted research, allocated facilities and information technology expenses.
The increase of $9.0 million in research and development expenses for the three months ended September 30, 2020, compared to the same period in 2019, was primarily driven by a $6.3 million increase in compensation expense as a result of increased headcount to support our programs, clinical trials and start-up of our manufacturing operations, and a $3.0 million increase in facility overhead costs as we ramp up our internal manufacturing operations. Stock-based compensation expense included in research and development expenses was $3.6 million and $2.3 million for the three months ended September 30, 2020 and 2019, respectively.
The increase of $20.7 million in research and development expenses for the nine months ended September 30, 2020, compared to the same period in 2019, was primarily driven by a $14.4 million increase in compensation expense as a result of increased headcount to support our programs, clinical trials and start-up of our manufacturing operations, and an $11.6 million increase in overhead costs as we ramp up our internal manufacturing operations. These increases were partially offset by a decrease of $4.4 million in clinical and manufacturing supply expenses due to timing of our trials and programs and a decrease of $1.2 million in travel and entertainment costs due to COVID-19 travel restrictions. Stock-based compensation expense included in research and development expenses was $10.0 million and $7.3 million for the nine months ended September 30, 2020 and 2019, respectively.

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
The increase of $1.3 million in general and administrative expenses for the three months ended September 30, 2020, compared to the same period in 2019, was primarily due to an increase of $1.9 million in headcount driven compensation costs, and an increase of $1.4 million in professional fees. These increases were partially offset by a decrease of $2.3 million in allocated facility and support costs. Stock-based compensation expense included in general and administrative expenses was $3.1 million and $2.4 million for the three months ended September 30, 2020 and 2019, respectively.
The increase of $3.6 million in general and administrative expenses for the nine months ended September 30, 2020, compared to the same period in 2019, was primarily due to an increase of $7.0 million in headcount driven compensation costs, and an increase of $3.6 million in professional fees. These increases were partially offset by a decrease of $6.0 million in allocated facility and support costs, and a decrease of $0.8 million in travel and entertainment costs due to COVID-19 travel restrictions. Stock-based compensation expense included in general and administrative expenses was $9.1 million and $6.8 million for the nine months ended September 30, 2020 and 2019, respectively.
As we continue to build out our product portfolio and advance our product candidates into the clinic, we expect higher general and administrative expenses to support the growth of the business.
Interest and other income, net
Interest and other income, net, increased by $0.5 million for the three months ended September 30, 2020, compared to the same period in 2019, primarily due to an increase of $2.0 million in foreign exchange gains as a result of higher foreign exchange rates. This increase was partially offset by a decrease of $1.6 million in interest income reflecting the significant decline in market interest rates.
Interest and other income, net, decreased by $0.8 million for the nine months ended September 30, 2020, compared to the same period in 2019, primarily due to a decrease of $3.8 million in interest income reflecting the decline in market interest rates, partially offset by an increase of $2.4 million in foreign exchange gains as a result of higher foreign exchange rates.

Liquidity and Capital Resources
Liquidity
Since inception, we have incurred significant net losses and we have funded our operations primarily through the issuance of equity securities, payments from corporate collaborators and strategic partners and research grants.
As of September 30, 2020, we had cash, cash equivalents, and marketable securities totaling $694.6 million compared to $384.3 million as of December 31, 2019, with the increase primarily attributable to our collaboration with Biogen, which became effective in April 2020, our sale of 24,420,157 shares of common stock to Biogen, or the Biogen Shares, and our collaboration with Novartis, which became effective in July 2020. Our most significant use of capital is for employee compensation and external research and development expenses, such as manufacturing, clinical trials and preclinical activity related to our therapeutic programs. Our cash and investment balances are held in a variety of interest-bearing instruments, including U.S. government-sponsored entity debt securities, corporate debt securities, commercial paper securities and money market funds. Cash in excess of immediate requirements is invested in accordance with our investment policy with a view toward capital preservation and liquidity.
Since the beginning of 2017, we have received significant amounts of capital as upfront payments under our collaboration agreements. Our collaboration agreements provide for the payment of development, regulatory, and commercial milestones. In February 2020, we entered into a collaboration and license agreement with Biogen for the research, development and commercialization of gene regulation therapies for the treatment of neurological diseases, which became effective in April 2020. Upon effectiveness of the agreement in April 2020, we received a payment of $225.0 million for the purchase of the Biogen Shares. In addition, Biogen paid us an upfront license fee of $125.0 million in May 2020. In July 2020, we entered into a collaboration and license agreement with Novartis for the development and commercialization of gene regulation therapies for the treatment of neurodevelopment disorders. Under the agreement, Novartis paid us a $75.0 million upfront license fee in August 2020. For more information see Note 5 — Major Customers, Partnerships and Strategic Alliances in the Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q.
In August 2020, we entered into an Open Market Sale Agreement with Jefferies LLC, or Jefferies, providing for the sale of up to $150.0 million of our common stock from time to time in ‘at-the-market’ offerings under our existing shelf registration statement. To date, we have not sold any shares of our common stock under the sales agreement.
We currently believe that our available cash, cash equivalents and marketable securities, when combined with expected revenues from collaborations, strategic partnerships and research grants, will be adequate to fund our currently planned operations through at least the next 12 months from the date the financial statements are issued. During the period of uncertainty of volatility related to the evolving COVID-19 pandemic, we will continue to monitor our liquidity.
Cash Flows
Operating activities
Net cash provided by operating activities was $174.2 million for the nine months ended September 30, 2020, primarily reflecting an increase in deferred revenues of $235.6 million due to cash received in connection with the Biogen collaboration agreement and the Novartis collaboration agreement, and $23.1 million of non-cash expenses related to stock-based compensation and depreciation, partially offset by our net loss of $80.4 million.
Investing activities
Net cash used in investing activities for the nine months ended September 30, 2020 was $141.2 million related to a net increase in purchase of marketable securities, and purchases of property and equipment.
Financing activities
Net cash provided by financing activities for the nine months ended September 30, 2020 was $146.2 million, primarily reflecting the $145.4 million estimated fair value of the Biogen Shares issued offset by $2.9 million of issuance costs related to the issuance, and an increase of $4.2 million related to proceeds from the exercise of stock options and restricted stock units and purchases under the employee stock purchase plan.
Operating Capital and Capital Expenditure Requirements
We anticipate continuing to incur operating losses for at least the next several years. While we expect our rate of cash usage to increase in the future, in particular to support our product development endeavors, we believe that our available cash resources, when combined with expected revenues from collaborations, strategic partners and research grants, will be adequate to fund our currently planned operations through at least the next 12 months from the date the financial statements are issued. Although we believe we are well capitalized currently, the effects of the ongoing COVID-19 pandemic could result in significant disruption of global financial markets, impairing our ability to access capital, which could in the future negatively affect our liquidity. Future capital requirements beyond the next 12 months will be substantial and if our capital resources are insufficient to meet future capital requirements, we may need to raise additional capital to fund our operations through equity or debt financing. We regularly consider fund raising opportunities and may decide, from time to time, to raise capital based on various factors, including market conditions and our plans of operation. Additional capital may not be available on terms acceptable to us, or at all. If adequate funds are not available, or if the terms of potential funding sources are unfavorable, our business and our ability to advance our product candidate pipeline would be harmed. Furthermore, any sales of additional equity securities, including sales pursuant to our at-the-market financing facility, may result in dilution to our stockholders, and any debt financing may include covenants that restrict our business.
Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.
Contractual Obligations and Commercial Commitments
Our future minimum contractual obligations as of December 31, 2019 were reported in the 2019 Annual Report. Other than as described below, during the nine months ended September 30, 2020, there have been no other material changes outside the ordinary course of our business from the contractual obligations previously disclosed in the 2019 Annual Report.
In May 2020, we entered into an amendment to an existing lease to acquire approximately 8,500 square feet of research and office space in Richmond, California that expires in August 2026. Total lease payments over the life of this amended lease are approximately $1.6 million. Variable lease payments include our allocated share of costs incurred and expenditures made by the landlord in the operation and management of the building. The commencement date of this lease was determined to be October 1, 2020. Therefore, the lease is not included in our operating lease ROU asset or operating lease liabilities as of September 30, 2020.
In July 2020, we executed a manufacturing service agreement with Lonza Netherlands, B.V., pursuant to which we have had non-cancelable manufacturing obligations of $15.0 million as of September 30, 2020.
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
The securities in our investment portfolio are not leveraged and are classified as available-for-sale. The majority of these available-for-sale securities are short-term in nature and subject to minimal interest rate risk. Our investments currently consist of commercial paper, corporate debt securities and U.S. government-sponsored entity debt securities. Our investment policy, approved by our Board of Directors, limits the amount we may invest in any one type of investment issuer, thereby reducing credit risk concentrations. All investments have a fixed interest rate and are carried at market value, which approximates cost. We do not use derivative financial instruments in our investment portfolio. We do not believe that a change in interest rates would have a material negative impact on the value of our investment portfolio. Our market risks at September 30, 2020 have not changed materially from those discussed in Item 7A of the 2019 Annual Report.
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
Under the supervision of our principal executive officer and principal financial officer, we evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of September 30, 2020. Based on that evaluation, as of September 30, 2020, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

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
Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting that occurred during the quarter ended September 30, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We are a clinical stage biotechnology company and have ongoing clinical trials evaluating product candidates that use our platform technologies in gene therapy, ex vivo gene-edited cell therapy, in vivo genome editing and in vivo genome regulation. We do not have any products that have obtained regulatory approval and are substantially dependent on the results of clinical trials of our therapeutic programs. However, there is no guarantee that we will be able to achieve positive final safety and efficacy results in our current or future clinical trials for our product candidates. If we fail to demonstrate safety or obtain positive clinical trial results, are unable to meet the expected timeline of these clinical trials or release of data for these programs, or if we are unable to obtain regulatory approval of our product candidates, our anticipated revenues from our product candidates and our prospects for profitability would be adversely affected, which would have an adverse effect on our business operations and financial conditions, which may cause a significant decline in our stock price.

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
•delays in clinical trial activities due to the evolving COVID-19 global pandemic and the diversion of healthcare resources to fight the pandemic, such as the delays that have previously impacted clinical trial timelines for our Fabry and TX200 programs;
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

We have not yet reached agreement with regulatory authorities on the complete development pathway for certain product candidates, and such authorities can change decisions or guidance with respect to approvable endpoints, particularly as the technology continues to develop in these areas. For example, we are aware of another company developing a gene therapy to treat hemophilia A whom the FDA recommended complete its Phase 3 study and submit two-year follow-up safety and efficacy data on all study participants notwithstanding the company’s contention that it and the FDA had previously agreed on the extent of data necessary to support a Biologic License Application, or BLA.

Due to the novelty of certain of our programs, the endpoints needed to support regulatory approvals will likely be different from those originally anticipated. Any inability to successfully complete preclinical and clinical development of our product candidates, or complete such trials in the time frames anticipated, could result in additional costs to us or impair our ability to generate revenues from product sales, or achieve regulatory and commercialization milestones and royalties, or shorten any periods during which we may have exclusivity. Even if a product candidate were to successfully obtain approval from the FDA and comparable foreign regulatory authorities, any approval might contain significant limitations related to use restrictions for specified age groups, warnings, precautions or contraindications, or may be subject to burdensome post-approval study or risk management requirements. Also, any regulatory approval of our current or future product candidates, once obtained, may be withdrawn. If we are unable to obtain and maintain regulatory approval for our product candidates in one or more jurisdictions, or any approval contains significant limitations, we would not be able to generate anticipated revenues or become profitable, which would have an adverse effect on our business operations and financial conditions.

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

Identifying and qualifying patients to participate as subjects in clinical trials of our product candidates are critical to our success. The timing of our clinical trials depends on our ability to recruit patients to participate, as well as completion of required follow-up periods. For example, hemophilia trials often take longer to enroll due to the availability of existing treatments. There are also a number of other product candidates in development by our competitors, who compete for the same limited patient populations. If we are not able to enroll the necessary number of subjects in a timely manner, we may not be able to complete our clinical trials. We may face similar challenges or delays in our other or potential future clinical trials. If patients are unwilling to participate in our gene therapy studies because of negative publicity from adverse events related to the biotechnology or gene therapy fields, competitive clinical trials for similar patient populations or for other reasons, the timeline for recruiting patients, conducting studies and obtaining regulatory approval of our product candidates may be delayed. These delays could result in increased costs, delays in advancing our product candidates, delays in testing the effectiveness of our product candidates or termination of the clinical trials altogether.

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

The regulations that govern, among other things, regulatory approvals, coverage, pricing and reimbursement for new drug products vary widely from country to country. In the United States and some foreign jurisdictions, there have been a number of legislative and regulatory changes and proposed changes regarding the healthcare system that could prevent or delay regulatory approval of our product candidates, restrict or regulate post-approval activities and affect our ability to successfully sell any product candidates for which we obtain regulatory approval. Also, there has been heightened governmental scrutiny recently over pharmaceutical and biological product pricing practices in light of the rising cost of prescription drugs and biologics. Such scrutiny has resulted in several recent Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs and reform government program reimbursement methodologies for pharmaceutical and biological products. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, have been designed to encourage importation from other countries and bulk purchasing. For a discussion of health reform activity and the current pricing framework, see the “Business—Government Regulation—Healthcare Reform” and “—Pricing, Coverage and Reimbursement” section in our 2019 Form 10-K.

The continuing efforts of the government, insurance companies, managed care organizations and other payors of healthcare services to contain or reduce costs of healthcare and/or impose price controls may adversely affect:

•the demand for our product candidates, if we obtain regulatory approval;
•our ability to set a price that we believe is fair for our products;
•our ability to generate revenues and achieve or maintain profitability;
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

We have limited resources and may forego or delay pursuit of certain programs or product candidates that later prove to have greater commercial potential. Our resource allocation decisions may cause us to fail to capitalize on viable commercial products or profitable market opportunities or pursue partnering arrangements rather than retain sole responsibility for development. Our current and future research and development programs for product candidates may not yield any commercially viable products. The evaluation of the commercial potential or target market for a particular product candidate is forward looking and based upon assumptions involving, for example and not limited to, market evolution, advances in disease standard of care, competition and reimbursement. This reliance on assumptions means that, if our assumptions prove to be inaccurate or incomplete, we may pursue opportunities that end up having a number of competitors that are more advanced than our product candidates, or we may relinquish valuable rights to a product candidate through strategic collaboration, licensing or other royalty arrangements in cases where it would have been more advantageous for us to retain sole development and commercialization rights. We may also allocate internal resources to a product candidate in a therapeutic area in which it would have been more advantageous to enter into a partnering arrangement or which does not prove to have viable commercial opportunities. Any failure to use our financial and human resources efficiently could harm our business and operations.

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

Risks Relating to Manufacturing

We are building manufacturing facilities that could support future clinical production of our product candidates. We have no experience as a company manufacturing pharmaceutical or biological products, and there can be no assurance that we will be able to build a compliant manufacturing facility or, if built, we will be able to successfully manufacture any of our product candidates.

We expect to utilize both contract manufacturing organizations, or CMOs, and our own facility to meet our projected needs for clinical supply. We are currently our manufacturing capacity by designing and building manufacturing facilities in Brisbane, California and Valbonne, France that we plan to initially use to support our clinical supply needs. To meet these objectives, we will need to transition manufacturing processes and know-how of our product candidates to our own facilities. Transferring manufacturing processes and know-how is complex and involves review and incorporation of both documented and undocumented processes that may have evolved over time. In addition, transferring production to different facilities may require utilization of new or different processes to meet the specific requirements of a given facility. Additional studies may also need to be conducted to support the transfer of certain manufacturing processes and process improvements. We cannot be certain that all relevant know-how and data has been adequately incorporated into the manufacturing process until the completion of studies (and the related evaluations) intended to demonstrate the comparability of material previously produced with that generated by our CMOs. Although some of our employees have experience in the manufacturing of pharmaceutical and biological products from prior employment at other companies, we, as a company, have no prior experience in pharmaceutical and biological product manufacturing, and operating these facilities will require us to comply with complex regulations and to continue to hire and retain experienced scientific, quality control, quality assurance and manufacturing personnel. Designing and building manufacturing facilities has been and will continue to be time-consuming and expensive, and we may experience delays or cost overruns. In addition, government approvals will be required for us to operate a manufacturing facility and can be time-consuming to obtain. As a manufacturer of pharmaceutical and biological products, we also will be required to demonstrate and maintain cGMP compliance. These requirements include, among other things, quality control, quality assurance and the maintenance of records and documentation. Furthermore, establishing manufacturing operations will require a reallocation of other resources, particularly the time and attention of our senior management. Even if we are able to establish our own manufacturing capabilities, we could encounter challenges in operating the manufacturing facilities in compliance with cGMP, regulatory or other applicable requirements, resulting in potential negative consequences, including regulatory actions, which could undermine our ability to utilize this facility for our own manufacturing needs. Any failure or delay in the development of our manufacturing capabilities could adversely impact the development of our product candidates.

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

Supply interruptions may disrupt our inventory levels and the availability of our product candidates and approved products, causing delays in conducting or completing clinical trials and obtaining regulatory approvals of our product candidates and challenging our ability to meet commercial demand for our approved products, which could harm our business.

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

The occurrence, or suspected occurrence, of production and distribution difficulties or delays, whether due to the impacts of the evolving COVID-19 pandemic or otherwise, can lead to lost inventories and the disruption of our supply chain, with consequential reputational damage, risk of product liability and delays in conducting or completing clinical trials and/or obtaining regulatory approval. For example, the imposition of government orders, including quarantine and shelter-in-place orders related to COVID-19, is expected to continue to impact our third-party manufacturing facilities in the United States and other countries, for the foreseeable future, and could impact the availability or cost of materials, which would disrupt our supply chain. Many of our third-party manufacturers which we use for the supply of materials for product candidates or other materials necessary to manufacture product to conduct preclinical tests and clinical trials are located in countries heavily affected by the COVID-19 pandemic, and should they experience disruptions, such as temporary closures or suspension of services, we would likely experience delays in advancing these tests and trials. In addition, the investigation and remediation of any identified problems can cause development delays and substantial expense. In any event, any failure in the storage of the product or loss or disruption in supply could delay our clinical trials and, with respect to our product candidates that may be approved, result in a loss of our market share and negatively affect our business, financial condition, results of operations and prospects.

We currently rely on third parties to conduct some or all aspects of manufacturing of our product candidates for preclinical and clinical development. If one of our third-party manufacturers fails to perform adequately or fulfill our needs, we may be required to incur significant costs and devote significant efforts to find new suppliers or manufacturers.

We currently have limited experience in clinical-scale manufacturing of our product candidates and we rely upon third-party CMOs to manufacture and supply drug product for our preclinical studies and clinical trials. Although we are in the process of building out cGMP compliant manufacturing facilities in Brisbane, California and Valbonne, France, they are not yet ready, and will only manufacture limited quantities of our product candidates for our early stage clinical trials. We intend to continue to rely on third parties for the manufacture of product candidates for later stage clinical trials, and commercial-scale manufacturing for any approved product. The manufacture of pharmaceutical and biological products in compliance with the FDA’s cGMP requires significant expertise and capital investment, including the development of advanced manufacturing techniques and process controls. Manufacturers of pharmaceutical and biological products often encounter difficulties in production, including difficulties with production costs and yields, quality control, including stability of the product candidate and quality assurance testing, shortages of qualified personnel, as well as compliance with strictly enforced cGMP requirements, other federal and state regulatory requirements and foreign regulations. If our manufacturers were to encounter any of these difficulties or otherwise fail to comply with their obligations to us or under applicable regulations, our ability to provide study biologics in our clinical trials would be jeopardized. Any delay or interruption in the supply of clinical trial materials could delay the completion of our clinical trials, increase the costs associated with maintaining our clinical trial programs and, depending upon the period of delay, require us to commence new studies at significant additional expense or terminate the studies completely.

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

The evolving global COVID-19 pandemic could materially and adversely affect our business and operations, including at our primary research facilities, and at our clinical trial sites, as well as the business and operations of our collaborators, strategic partners, manufacturers, CROs and other third parties with whom we conduct business.

On March 10, 2020, the World Health Organization declared the novel coronavirus, or COVID-19, outbreak a pandemic. Our business and operations could be materially and adversely affected by the effects of the pandemic. Actions taken around the world to help mitigate the spread of the coronavirus include restrictions on travel, and quarantines in certain areas, and forced closures for certain types of public places and businesses, including in the three countries where we have most of our day-to-day operations, the United States, France and the United Kingdom. Our business has been directly impacted by pandemic restrictions aimed at reducing the spread of the disease, including multiple California executive orders, several semi-coordinated San Francisco Bay Area orders, several other state and additional local orders across the country and similar orders outside the United States, which, among other things, direct individuals to shelter at their places of residence, direct businesses and governmental agencies to cease non-essential operations at physical locations, prohibit certain non-essential gatherings, and order cessation of non-essential travel. In response to these public health directives and orders, we have implemented work-from-home policies for most employees and modified working protocols and schedules in our laboratories. The effects of government orders and our work-from-home and laboratory protocols slowed our productivity and disrupted our business to a moderate degree, and could continue to do so in the future, the magnitude of which will depend, in part, on the length and severity of the restrictions and other limitations on our ability to conduct our business in the ordinary course. For example, we have experienced periodic short-term disruptions to our laboratory operations while administering our health and safety protocols, and adherence to these protocols in the future could result in longer operational disruptions in the event of a significant outbreak of COVID-19 among our laboratory workers. These disruptions, and possibly more severe disruptions in the future that could arise due to the extension of government orders or new government orders applicable in the places we operate or our industry generally or to us or our facilities specifically could impede our ability to conduct research in a timely manner, comply with our research obligations to our collaborators and advance the development of our therapeutic programs. These disruptions could result in material adverse impacts to our business, operating results and financial condition.

Additionally, our business partners, including biopharmaceutical collaborators and clinical trial sites, have also modified their operations in ways which have disrupted our business and may continue to do so. For example, our clinical study timelines for our Fabry and TX200 programs have periodically required adjustment due to COVID-19 impacts and the diversion of healthcare resources to fight the pandemic. While we have been working with our business partners to minimize any impact of COVID-19 on clinical trials and research and development operations conducted by us and our collaborators, we do expect that at least some of our programs will nonetheless experience delays and disruptions in the future due to COVID-19 impacts on the operations of us and our partners. These delays and disruptions have in the past and could in the future relate to clinical site initiation, patient recruitment and enrollment or dosing of subjects. Some subjects and clinical study staff may not be able or willing to comply with clinical trial protocols if quarantines impede movement or interrupt healthcare services.

Although governments have begun phased re-openings, it is uncertain when restrictions will be fully lifted, and if so, when we will be able to resume pre-pandemic work routines. Certain jurisdictions have rolled back such re-openings in light of continued and increased spread of COVID-19. Imposition of government orders, including quarantine and shelter-in-place orders related to COVID-19 or other infectious diseases, is expected to continue to impact personnel at our laboratories and our third-party manufacturing facilities in the United States and other countries, for the foreseeable future, and could impact the availability or cost of materials, which would disrupt our supply chain. Many of our third-party manufacturers which we use for the supply of materials for product candidates or other materials necessary to manufacture product to conduct preclinical tests and clinical trials are located in countries heavily affected by the COVID-19 pandemic, and should they experience disruptions, such as temporary closures or suspension of services, we would likely experience delays in advancing these tests and trials.

The spread of COVID-19, which has caused a broad impact globally, may materially affect us economically. While the potential economic impact brought by, and the duration of, COVID-19 may be difficult to assess or predict, the effects of the ongoing pandemic could result in significant disruption of global financial markets, impairing our ability to access capital, which could in the future negatively affect our liquidity. In addition, a recession or market correction resulting from the spread of COVID-19 could materially affect our business and the value of our common stock.

The global pandemic of COVID-19 continues to rapidly evolve. The extent to which the COVID-19 pandemic impacts our business, our clinical development and regulatory efforts will depend on future developments that remain highly uncertain and cannot be predicted with confidence at this time, such as the ultimate duration and severity of the pandemic, travel restrictions, quarantines and social distancing requirements in the United States, France, United Kingdom and other countries, business closures or business disruptions and the effectiveness of actions taken in the United States, France, United Kingdom and other countries to contain and treat the disease. Accordingly, we do not yet know the full extent of potential delays or impacts on our business, sales of our products, our clinical and regulatory activities, healthcare systems or the global economy as a whole. However, these effects could have material adverse impacts on our business, financial condition, results of operations and growth prospects.

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
•loss of revenues;
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

We have incurred significant operating losses and negative operating cash flows since inception and have not achieved profitability. We expect capital outlays and operating expenditures to increase over the next several years as we expand our infrastructure and research and product development activities. While we believe our available cash, cash equivalents and marketable securities as of September 30, 2020, when combined with expected revenues from collaborations, strategic partners and research grants will be adequate to fund our currently planned operations through at least the next 12 months from the date the financial statements in this Quarterly Report on Form 10-Q are issued, we will need to raise substantial additional capital to fund the development, manufacturing and potential commercialization of our product candidates. We regularly consider fund raising opportunities and may decide, from time to time, to raise capital based on various factors, including market conditions and our plans of operation. In addition, as we focus our efforts on proprietary human therapeutics, we will need to seek FDA approvals of our product candidates, a process that could cost in excess of hundreds of millions of dollars per product. We may experience difficulties in accessing the capital markets due to external factors beyond our control, such as volatility in the equity markets for emerging biotechnology companies and general economic and market conditions both in the United States and abroad. For example, our ability to raise additional capital may be adversely impacted by potential worsening global economic conditions and the recent disruptions to and volatility in the credit and financial markets in the United States and worldwide resulting from the evolving COVID-19 pandemic. We cannot be certain that we will be able to obtain financing on terms acceptable to us, or at all. Our failure to obtain adequate and timely funding will adversely affect our business and our ability to develop our technology and products candidates.

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

Our lack of control over the clinical development in our agreements with Novartis, Biogen, Kite, Sanofi, Takeda and Pfizer could cause delays or other difficulties in the development and commercialization of our product candidates, which may prevent us from completing the intended IND filings in a timely fashion and receiving any milestone, royalty payments and other benefits under the agreement. In addition, under their respective agreements, our third-party collaborators have certain rights to terminate the agreements by providing us with advance notices, therefore, the actual milestone payments that we may receive under these agreements may be substantially lower than the full amounts provided for under these agreements.

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

In addition, the agreements under which we currently license intellectual property or technology from third parties are complex, and certain provisions in such agreements may be susceptible to multiple interpretations. The resolution of any contract interpretation disagreement that may arise could narrow what we believe to be the scope of our rights to the relevant intellectual property or technology, or increase what we believe to be our financial or other obligations under the relevant agreement, either of which could have an adverse effect on our business, financial condition, results of operations and prospects. If disputes over intellectual property that we have licensed prevent or impair our ability to maintain our current licensing arrangements on acceptable terms, we may be unable to successfully develop and commercialize the affected product candidates, which could have an adverse effect on our business, financial conditions, results of operations and prospects. As an example, Sangamo France has exclusively licensed the right to the chimeric antigen receptors, or CAR, for use in TX200 from the University of British Columbia, or UBC. Should UBC terminate this license agreement, we may have to develop or acquire the appropriate CAR which would extend our anticipated development timeline and add expense, and which could result in our failure to realize the anticipated benefits of the acquisition of Sangamo France.

We may be involved in patent or intellectual property lawsuits or similar disputes involving patents under our control or patents of third-parties claiming infringement, which lawsuits could be expensive, time-consuming and impair or prevent development and commercialization activities.

Our commercial success depends in part on our avoiding infringement of the patents and proprietary rights of third parties. There is a substantial amount of litigation, both within and outside the United States, involving patent and other intellectual property rights in the biotechnology and pharmaceutical industries, including patent infringement lawsuits, interferences, oppositions, ex parte reexaminations, post-grant review and inter partes review proceedings before the U.S. PTO, and corresponding foreign patent offices. Numerous U.S. and foreign issued patents and pending patent applications, which are owned by third parties, exist in the fields in which we are pursuing development candidates. As the biotechnology and pharmaceutical industries expand and more patents are issued, the risk increases that our product candidates may be subject to claims of infringement of the patent rights of third parties.

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

Interference or derivation proceedings provoked by third parties or brought by us or declared by the U.S. PTO may be necessary to determine the priority of inventions or other matters of inventorship with respect to our patents or patent applications or those of our licensors. An unfavorable outcome could expose us to significant monetary damages, result in the loss of valuable intellectual property, require us to cease using the related technology or to attempt to license rights to it from the prevailing party. Our business could be harmed if the prevailing party does not offer us a license on commercially reasonable terms or at all, or if a non-exclusive license is offered and our competitors gain access to the same technology. Our defense of litigation, interference, derivation or other proceedings may fail and, even if successful, may result in substantial costs and distract our management and other employees. We may not be able to prevent, alone or with our licensors, misappropriation of our intellectual property rights, particularly in countries where the laws may not protect those rights as fully as in the United States.

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

As is the case with other biotechnology companies, our success is heavily dependent on intellectual property, particularly patents. Obtaining and enforcing patents in the biotechnology industry involve both technological and legal complexity, and are therefore costly, time-consuming and inherently uncertain. Changes in either the patent laws or interpretation of the patent laws in the United States or in other jurisdictions in which we seek patent protection could increase the uncertainties and costs surrounding the prosecution of patent applications and the enforcement or defense of issued patents. The United States enacted the Leahy-Smith America Invents Act, or the America Invents Act, which includes a number of significant changes that affect the way patent applications will be prosecuted and also may affect patent litigation. These include allowing third party submission of prior art to the U.S. PTO during patent prosecution and additional procedures to attack the validity of a patent by U.S. PTO administered post-grant proceedings, including post-grant review, inter partes review, and derivation proceedings. Because of a lower evidentiary standard in U.S. PTO proceedings compared to the evidentiary standard in United States federal courts necessary to invalidate a patent claim, a third party could potentially provide evidence in a U.S. PTO proceeding sufficient for the U.S. PTO to hold a claim invalid even though the same evidence would be insufficient to invalidate the claim if first presented in a district court action. In addition, the challenged patents are not accorded the presumption of validity as they are in Federal District Court. Accordingly, a third party may attempt to use the U.S. PTO procedures to invalidate our patent claims that would not have been invalidated if first challenged by the third party as a defendant in a district court action. Therefore, the America Invents Act and its implementation could increase the uncertainties and costs surrounding the prosecution of our owned or in-licensed patent applications and the enforcement or defense of our owned or in-licensed issued patents, all of which could have an adverse effect on our business, financial condition, results of operations, and prospects. Moreover, recent U.S. Supreme Court rulings have narrowed the scope of patent protection available in certain circumstances and weakened the rights of patent owners in certain situations. In addition to increasing uncertainty with regard to our ability to obtain patents in the future, this combination of events has created uncertainty with respect to the value of patents, once obtained. Depending on decisions by the U.S. Congress, the federal courts, the U.S. PTO, and similar legislative, judicial and regulatory bodies in other jurisdictions, the laws and regulations governing patents could change in unpredictable ways that would weaken our ability to obtain new patents or to enforce our existing patents and patents that we might obtain in the future.

We may be unable to license gene transfer technologies that we may need to commercialize our ZFP technology and potential products, if approved.

In order to regulate or modify a gene in a cell, the ZFP must be efficiently delivered to the cell. We have licensed certain gene transfer technologies for our ZFP in research, including AAV and mRNA technology, and we are evaluating these systems and other technologies that may need to be used in the delivery of ZFP into cells for in vitro and in vivo applications. We have not developed our own gene transfer technologies, and we rely on our ability to enter into license agreements to provide us with rights to the necessary gene transfer technology. Our approach has been to license appropriate technology as required. For example, we are aware of certain patents held by a third party related to certain vector manufacturing methods that are currently being used in certain of our product candidates. We have not yet finalized the commercial scale manufacturing process for any of our product candidates. If our commercial scale manufacturing process utilizes these vector manufacturing methods, and if these third-party patents are in force at the time of commercialization, we may need to use or develop a non-infringing manufacturing method or seek a license to these patents. However, we may not be able to license the gene transfer technologies on reasonable terms, if at all, required to develop and commercialize our product candidates. The inability to obtain a license to use gene transfer technologies with entities that own such technology on reasonable commercial terms, if at all, could delay or prevent the preclinical evaluation, drug development collaborations, clinical testing and/or commercialization of our therapeutic product candidates.

We are conducting proprietary research to discover new product candidates. These programs increase our financial risk of product failure, may significantly increase our research expenditures, and may involve conflicts with future collaborators and strategic partners.

Our proprietary research programs consist of research that is funded solely by us or by grant funding and in which we retain exclusive rights to therapeutic products generated by such research. This is in contrast to certain of our research programs that may be funded by corporate partners in which we may share rights to any resulting products. Conducting proprietary research programs may not generate corresponding revenues and may create conflicts with our collaborators or strategic partners over rights to our intellectual property with respect to our proprietary research activities. Any conflict with our collaborators or strategic partners could reduce our ability to enter into future collaborations or partnering agreements and negatively impact our relationship with existing collaborators and partners that could reduce our revenues and delay or terminate our product development. As we continue to focus our strategy on proprietary research and therapeutic development, we expect to experience greater business risks, expend significantly greater funds and require substantial commitments of time from our management and staff.

Risks Relating to our Business Operations

Significant disruptions of our information technology systems or data security incidents could result in significant financial, legal, regulatory, business and reputational harm to us.

We are increasingly dependent on information technology systems and infrastructure to operate our business, which are large and complex. In the ordinary course of our business, we collect, store, process and transmit large amounts of sensitive information, including intellectual property, proprietary business information, personal information and other confidential information. It is critical that we do so in a secure manner to maintain the confidentiality, integrity and availability of such sensitive information. We have also outsourced elements of our operations (including elements of our information technology infrastructure) to third parties, and as a result, we manage a number of third-party vendors who may or could have access to our computer networks or our confidential information. Many of those third parties in turn subcontract or outsource some of their responsibilities to third parties. While all information technology operations are inherently vulnerable to inadvertent or intentional security breaches, incidents, attacks and exposures, the size, complexity, accessibility and distributed nature of our information technology systems, and the large amounts of sensitive information stored on those systems, make such systems potentially vulnerable to unintentional or malicious, internal and external attacks on our technology environment. Attacks of this nature are increasing in their frequency, levels of persistence, sophistication and intensity. In addition, the effects of the COVID-19 pandemic have intensified our dependence on information technology systems as many of our critical business activities are currently being conducted remotely and our increase reliance on personnel working from home could increase our cybersecurity risk.

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

While we are aware of the company email incident described above, there is no way of knowing with certainty whether we have experienced any other data security incidents that have not been discovered. While we have no reason to believe this to be the case, attackers have become very sophisticated in the way they conceal access to systems, and many companies that have been attacked are not aware that they have been attacked. Any event, including the company email incident described above, that leads to unauthorized access, use or disclosure of personal information could, among other consequences, disrupt our business, harm our reputation, compel us to comply with applicable federal and/or state breach notification laws and foreign law equivalents. In addition, failure to maintain effective internal accounting controls related to security breaches and cybersecurity in general could impact our ability to produce timely and accurate financial statements and subject us to regulatory scrutiny. Moreover, data security incidents and other inappropriate access can be difficult to detect, and any delay in identifying them may lead to increased harm of the type described above. While we have implemented security measures intended to protect our information technology systems and infrastructure, there can be no assurance that such measures will successfully prevent service interruptions or further security incidents.

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

Following the result of a referendum in 2016, the United Kingdom left the EU on January 31, 2020 pursuant to formal withdrawal agreements between the United Kingdom and the EU. Under these agreements, the United Kingdom will be subject to a transition period until December 31, 2020, during which EU rules will continue to apply. Negotiations between the United Kingdom and the EU are expected to continue in relation to the customs and trading relationship between the United Kingdom and the EU following the expiry of the transition period. Under the formal withdrawal arrangements between the United Kingdom and the EU, the parties had until June 30, 2020 to agree to extend the transition period if required. No such extension was agreed to prior to such date. No agreement has yet been reached between the United Kingdom and the EU, and it may be the case that no formal customs and trading agreement will be reached prior to the expiry of the transition period on December 31, 2020.

A significant proportion of the regulatory framework in the United Kingdom applicable to our business and our product candidates is derived from EU directives and regulations, and as such, following the transition period, Brexit could negatively impact the regulatory regime with respect to the development, manufacture, importation, approval and commercialization of our product candidates in the United Kingdom or the EU. Any delay in obtaining, or an inability to obtain, any clinical trial authorizations or marketing approvals, as a result of Brexit or otherwise, would prevent us from developing or commercializing our product candidates in the United Kingdom or the EU and restrict our ability to generate revenues and achieve and sustain profitability. In addition, we may be required to pay taxes or duties or be subjected to other hurdles in connection with the importation of our clinical trial materials and/or our product candidates into the EU or into the United Kingdom from the EU, or we may incur expenses in establishing a manufacturing facility in the EU in order to circumvent such hurdles. If any of these outcomes occur, we may be forced to restrict or delay efforts to seek regulatory approval in the United Kingdom or the EU for our product candidates, or incur significant additional expenses to operate our business, which could significantly and significantly harm or delay our ability to generate revenues or achieve profitability of our business. Any further changes in international trade, tariff and import/export regulations as a result of Brexit or otherwise may impose unexpected duty costs or other non-tariff barriers on us. These developments, or the perception that any of them could occur, may significantly reduce global trade and, in particular, trade between the impacted nations and the United Kingdom. It is also possible that Brexit may negatively affect our ability to attract and retain employees, particularly those from the EU.

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

We may not be successful in our efforts to identify, discover or acquire new potential product candidates and may fail to capitalize on programs or product candidates that may be a greater commercial opportunity or for which there is a greater likelihood of success.

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

Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. Our outstanding shares of common stock generally may be freely sold in the public market at any time to the extent permitted by Rules 144 and 701 under the Securities Act of 1933, as amended, or the Securities Act, or to the extent the issuance of such shares has already been registered under the Securities Act and are held by non-affiliates of ours. While Biogen agreed not to sell any of the shares that we issued to Biogen in April 2020 until the first anniversary of the effectiveness of the Biogen collaboration, and to limit resales through the second anniversary, such restrictions are only temporary. Further, we also agreed, subject to certain limitations, to register for resale under the Securities Act any the shares we issued to Biogen. We have also filed registration statements registering all shares of common stock that we may issue under our equity compensation plans. Such shares can be freely sold in the public market upon issuance, subject to volume limitations and black-out periods applicable to affiliates. Additionally, we recently entered into a sales agreement with Jefferies LLC which permits us from time to time at our discretion to sell up to $150.0 million of shares of our common stock in the public markets at prevailing market prices.

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
None.

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

10.1#
2020 Employee Stock Purchase Plan of Sangamo Therapeutics, Inc. (incorporated by reference to Exhibit 99.1 to the registrant’s registration statement on Form S-8, filed with the SEC on October 15, 2020).

10.2+		Collaboration and License Agreement between the Company and Novartis Institutes for BioMedical Research, Inc., dated July 27, 2020.

10.3+		Amendment No. 2 to Research Collaboration and License Agreement between the Company and Pfizer Inc., dated July 21, 2020.

31.1+		Rule 13a — 14(a) Certification of Principal Executive Officer.

31.2+		Rule 13a — 14(a) Certification of Principal Financial Officer.

32.1+	*	Certifications Pursuant to 18 U.S.C. Section 1350.

101.INS		XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH		Inline XBRL Taxonomy Extension Schema Document

101.CAL		Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF		Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB		Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE		Inline XBRL Taxonomy Extension Presentation Linkbase Document

104		The cover page from Sangamo’s Quarterly Report on Form 10-Q for the nine months ended September 30, 2020, is formatted in Inline XBRL and it is contained in Exhibit 101
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
Dated: November 4, 2020

SANGAMO THERAPEUTICS, INC.

/s/ SUNG H. LEE
Sung H. Lee
Executive Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)