Form 10-Q
period 2021-03-31
SANGAMO THERAPEUTICS, INC
filed 2021-05-04
CIK 1001233

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________
FORM 10-Q
________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐     No   ☒
As of April 30, 2021, 143,881,477 shares of the issuer’s common stock, par value $0.01 per share, were outstanding.

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

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. These statements relate to our future events, including our anticipated operations, research, development, manufacturing and commercialization activities, clinical trials, operating results and financial condition. Forward-looking statements may include, but are not limited to, statements about:
•our strategy;
•anticipated research and development of product candidates and potential commercialization of any resulting approved products;
•the initiation, scope, rate of progress, enrollment, anticipated results and timing of our preclinical studies and clinical trials and those of our collaborators and strategic partners;
•the therapeutic and commercial potential of our product candidates, including the durability of therapeutic effects;
•the therapeutic and commercial potential of technologies used by us in our product candidates, including our gene therapy and cell therapy technologies, our zinc finger protein technology platform, zinc finger nucleases and zinc finger protein transcription factors;
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
•our ability to obtain adequate preclinical and clinical supplies of our product candidates from current and potential new suppliers and manufacturers or from our own in-house manufacturing facilities;
•the ability of Sangamo and our collaborators and strategic partners to obtain and maintain regulatory approvals for product candidates and the timing and costs associated with obtaining regulatory approvals;
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
•competitive developments, including the impact on our competitive position of rival products and product candidates and our ability to meet competition from rival products and product candidates;
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
In some cases, you can identify forward-looking statements by use of future dates or by terms such as: “anticipates,” “believes,” “continues,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “seeks,” “should,” “will,” “likely,” “ongoing,” “project,” “assume,” “target,” “forecast,” “guidance,” “objective,” “aim,” “goal” and similar expressions intended to identify forward-looking statements. These statements reflect our current views with respect to future events, are based on assumptions and involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements. These risks and uncertainties include, without limitation:
•We are a clinical-stage biotechnology company with no approved products or product revenues. Our success depends substantially on clinical trial results demonstrating safety and efficacy of our product candidates and durability of therapeutic effects to the satisfaction of regulatory authorities. Obtaining positive clinical trial results and regulatory approvals is expensive, lengthy, challenging and unpredictable and may never occur for any product candidates.
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
•Manufacturing genomic medicines is complex, expensive, highly regulated and risky. We currently rely heavily on third-party manufacturers and have limited experience manufacturing products ourselves. Manufacturing challenges may result in unexpected costs, supply interruptions and harm and delay to our product development efforts.
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
•The market price of our common stock has been and will likely continue to be volatile, and you could lose all or part of any investment in our common stock
Additional discussion of the risks, uncertainties and other factors described above, as well as other risks and uncertainties material to our business, can be found under “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2020 as filed with the SEC on February 24, 2021, and we encourage you to refer to that additional discussion. Given these risks, uncertainties and other factors, you should not place undue reliance on these forward-looking statements. Also, these forward-looking statements represent our plans, objectives, estimates, expectations and intentions only as of the date of this filing. You should read this report completely and with the understanding that our actual future results and the timing of events may be materially different from what we expect, and we cannot otherwise guarantee that any forward-looking statement will be realized. We hereby qualify all of our forward-looking statements by these cautionary statements.
Except as required by law, we undertake no obligation to update or supplement any forward-looking statements publicly, or to update or supplement the reasons that actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future. You are advised, however, to consult any further disclosures we make on related subjects.
This report includes discussion of certain clinical studies and trials relating to various product candidates. These studies typically are part of a larger body of clinical data relating to such product candidates, and the discussion herein should be considered in the context of the larger body of data. In addition, clinical data are subject to differing interpretations, and even when we view data as sufficient to support the safety and/or effectiveness of a product candidate, regulatory authorities may not share our views and may require additional data or may deny approval altogether.

PART I. FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS
SANGAMO THERAPEUTICS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited; in thousands)

	March 31, 2021	December 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$122,975	$131,329
Marketable securities	464,109	510,094
Interest receivable	974	1,035
Accounts receivable	6,746	5,224
Prepaid expenses and other current assets	12,140	11,986
Total current assets	606,944	659,668
Marketable securities, non-current	42,431	50,530
Property and equipment, net	45,222	41,324
Intangible assets	55,583	58,128
Goodwill	40,994	42,798
Operating lease right-of-use assets	70,324	71,045
Other non-current assets	14,097	13,557
Restricted cash	1,500	1,500
Total assets	$877,095	$938,550
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$11,638	$12,553
Accrued compensation and employee benefits	13,077	20,738
Other accrued liabilities	13,760	18,612
Deferred revenues	94,364	91,644
Total current liabilities	132,839	143,547
Deferred revenues, non-current	222,278	245,045
Long-term portion of lease liabilities	38,463	38,396
Deferred income tax	6,870	7,185
Other non-current liabilities	7,228	7,011
Total liabilities	407,678	441,184
Commitments
Stockholders’ equity:
Preferred stock	—	—
Common stock	1,437	1,421
Additional paid-in capital	1,292,118	1,269,375
Accumulated deficit	(823,914)	(777,981)
Accumulated other comprehensive income	714	5,419
Total Sangamo Therapeutics, Inc. stockholders’ equity	470,355	498,234
Non-controlling interest	(938)	(868)
Total stockholders’ equity	469,417	497,366
Total liabilities and stockholders’ equity	$877,095	$938,550
See accompanying Notes to Condensed Consolidated Financial Statements.

SANGAMO THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited; in thousands, except per share amounts)

	Three Months Ended March 31,
	2021	2020
Revenues	$26,280	$13,076
Operating expenses:
Research and development	56,434	41,479
General and administrative	16,148	16,119
Total operating expenses	72,582	57,598
Loss from operations	(46,302)	(44,522)
Interest and other income, net	625	1,548
Loss before taxes	(45,677)	(42,974)
Income tax expense	262	—
Net loss	(45,939)	(42,974)
Net loss attributable to non-controlling interest	(6)	(61)
Net loss attributable to Sangamo Therapeutics, Inc. stockholders	$(45,933)	$(42,913)
Basic and diluted net loss per share attributable to Sangamo Therapeutics, Inc. stockholders	$(0.32)	$(0.37)
Shares used in computing basic and diluted net loss per share attributable to Sangamo Therapeutics, Inc. stockholders	143,112	116,060
See accompanying Notes to Condensed Consolidated Financial Statements.

SANGAMO THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited; in thousands)

	Three Months Ended March 31,
	2021	2020
Net loss	$(45,939)	$(42,974)
Foreign currency translation adjustment	(4,749)	(1,633)
Change in unrealized gain on marketable securities, net of tax	44	254
Comprehensive loss	(50,644)	(44,353)
Comprehensive loss attributable to non-controlling interest	(6)	(61)
Comprehensive loss attributable to Sangamo Therapeutics, Inc.	$(50,638)	$(44,292)
See accompanying Notes to Condensed Consolidated Financial Statements.

SANGAMO THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited; in thousands, except share amounts)

	Three Months Ended March 31, 2021
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Non- Controlling Interest	Total Stockholders’ Equity
	Shares	Amount
Balances at December 31, 2020	142,063,203	$1,421	$1,269,375	$(777,981)	$5,419	$(868)	$497,366
Issuance of common stock in connection with at-the-market offering, net of offering expenses	1,034,762	10	15,641	—	—	—	15,651
Issuance of common stock upon exercise of stock options and in connection with restricted stock units, net of tax	615,800	6	(422)	—	—	—	(416)
Stock-based compensation	—	—	7,524	—	—	—	7,524
Acquisition of additional shares of Sangamo France	—	—	—	—	—	(64)	(64)
Foreign currency translation adjustment	—	—	—	—	(4,749)	—	(4,749)
Net unrealized gain on marketable securities, net of tax	—	—	—	—	44	—	44
Net loss	—	—	—	(45,933)	—	(6)	(45,939)
Balances at March 31, 2021	143,713,765	$1,437	$1,292,118	$(823,914)	$714	$(938)	$469,417

	Three Months Ended March 31, 2020
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Non- Controlling Interest	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2019	115,972,708	$1,160	$1,090,828	$(656,985)	$(2,449)	$185	$432,739
Issuance of common stock upon exercise of stock options and in connection with restricted stock units, net of tax	305,845	3	406	—	—	—	409
Stock-based compensation	—	—	5,620	—	—	—	5,620
Foreign currency translation adjustment	—	—	—	—	(1,633)	—	(1,633)
Net unrealized loss on marketable securities, net of tax	—	—	—	—	254	—	254
Net loss	—	—	—	(42,913)	—	(61)	(42,974)
Balances at March 31, 2020	116,278,553	$1,163	$1,096,854	$(699,898)	$(3,828)	$124	$394,415
See accompanying Notes to Condensed Consolidated Financial Statements.

SANGAMO THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; in thousands)

	Three Months Ended March 31,
	2021	2020
Operating Activities:
Net loss	$(45,939)	$(42,974)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,875	1,311
Amortization of premium (discount) on marketable securities	824	(744)
Amortization and other changes in operating lease right-of-use assets	2,023	1,886
Loss on free shares	27	73
Stock-based compensation	7,524	5,620
Net changes in operating assets and liabilities:
Interest receivable	61	(244)
Accounts receivable	(1,522)	29,939
Prepaid expenses and other assets	(1,741)	(100)
Accounts payable and accrued liabilities	(3,829)	345
Accrued compensation and employee benefits	(7,561)	(4,965)
Deferred revenues	(20,047)	(8,319)
Long-term portion of lease liabilities	(1,045)	(887)
Other non-current liabilities	800	169
Net cash used in operating activities	(68,550)	(18,890)
Investing Activities:
Purchases of marketable securities	(97,935)	(43,580)
Maturities of marketable securities	144,369	71,075
Sales of marketable securities	6,870	—
Purchases of property and equipment	(7,950)	(3,775)
Purchase of additional shares of Sangamo France	(65)	—
Net cash provided by investing activities	45,289	23,720
Financing Activities:
Proceeds from at-the-market offering, net of offering expenses	15,651	—
Taxes paid related to net share settlement of equity awards	(2,234)	(411)
Proceeds from exercise of stock options and restricted stock units	1,818	820
Net cash provided by financing activities	15,235	409
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(328)	82
Net (decrease) increase in cash, cash equivalents, and restricted cash	(8,354)	5,321
Cash, cash equivalents, and restricted cash, beginning of period	132,829	81,928
Cash, cash equivalents, and restricted cash, end of period	$124,475	$87,249
Supplemental cash flow disclosures:
Property and equipment included in unpaid liabilities	$2,953	$1,080
Right-of-use assets obtained in exchange for lease obligations	$1,356	$—
See accompanying Notes to Condensed Consolidated Financial Statements.

SANGAMO THERAPEUTICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2021
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
Basis of Presentation
The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of these financial statements for the periods presented have been included. Operating results for the three months ended March 31, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021. The Condensed Consolidated Balance Sheet data at December 31, 2020 was derived from the audited Consolidated Financial Statements included in Sangamo’s Annual Report on Form 10-K for the year ended December 31, 2020 (the “2020 Annual Report”) as filed with the SEC on February 24, 2021.
The accompanying Condensed Consolidated Financial Statements include the accounts of the Company and its subsidiaries. All intercompany balances and transactions have been eliminated in the Condensed Consolidated Financial Statements. For consolidated entities where the Company owns or are exposed to less than 100% of the economics, the Company records net loss attributable to non-controlling interests on the Company’s Condensed Consolidated Statements of Operations equal to the percentage of the economic or ownership interest retained in such entities by the respective non-controlling parties.
The accompanying Condensed Consolidated Financial Statements and related financial information should be read together with the audited Consolidated Financial Statements and footnotes for the year ended December 31, 2020, included in the 2020 Annual Report.
Liquidity and Management’s Plan
Sangamo is currently working on a number of long-term development projects that involve experimental technologies. The projects may require several years and substantial expenditures to complete and ultimately may be unsuccessful. The Company plans to finance operations with available cash resources, collaborations and strategic partnerships funds, research grants and from the issuance of equity or debt securities. Sangamo believes that its available cash, cash equivalents and marketable securities as of March 31, 2021 and expected revenues from collaborations, strategic partnerships and research grants, will be adequate to fund its currently planned operations through at least the next 12 months from the date these Condensed Consolidated Financial Statements are issued. Sangamo will require substantial additional financial resources to complete the development and commercialization of its product candidates. Additional capital may not be available on terms acceptable to the Company, or at all. If adequate funds are not available, or if the terms of potential funding sources are unfavorable, the Company’s business and ability to develop its technology and therapeutic products would be harmed. Furthermore, any sales of additional equity securities may result in dilution to the Company’s stockholders, and any debt financing may include covenants that restrict the Company’s business.
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
There have been no changes in estimates during the three months ended March 31, 2021.
During the three months ended March 31, 2020, the Company recorded adjustments to revenue related to changes in estimates in connection with the collaboration agreements with Sanofi Genzyme (“Sanofi”) and Pfizer Inc. (“Pfizer”). These changes in estimates were driven by changes in project scope and related project costs which resulted in changes to the measure of proportional cumulative performance. These adjustments increased revenue by $0.1 million, decreased net loss by $0.1 million and had no impact on the Company’s basic net loss per share for the three months ended March 31, 2020.
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

Revenues from major collaboration agreements and research activity grants as a percentage of total revenues were as follows:

	Three Months Ended March 31,
	2021	2020
Biogen MA, Inc.	40%	—
Novartis Institutes for BioMedical Research, Inc.	30%	—
Kite Pharma, Inc.	24%	55%
Sanofi Genzyme	4%	4%
Pfizer Inc.	—	27%
Receivables from collaborations are typically unsecured and are concentrated in the biopharmaceutical industry. Accordingly, the Company may be exposed to credit risk generally associated with biopharmaceutical companies or specific to its collaboration agreements. As of March 31, 2021, the Company had not incurred any losses related to these receivables.
Funds received from the Company’s collaboration partners are generally not refundable and are recorded as revenue as the Company fulfills its performance obligations, which are satisfied over time (i.e., stand ready obligations) or by using the input method (i.e., cumulative actual costs incurred relative to total estimated costs). Revenue is also recognized when the Company has incurred qualified research and development costs that are reimbursable from its collaboration partners and when there is reasonable assurance that such costs will be reimbursed. Any payments received from a collaboration partner in advance of the completion of the relevant performance obligation are recorded as deferred revenue.
Business Combinations
The Company accounts for acquisitions using the acquisition method of accounting, which requires that assets acquired, including in-process research and development (“IPR&D”) projects, liabilities assumed and any non-controlling interests in the acquired target in an acquisition, be recorded at their fair values as of the acquisition date on the Company’s Consolidated Balance Sheets. Any excess of purchase price over the fair value of net assets acquired is recorded as goodwill. The determination of fair value requires the Company to make significant estimates and assumptions. As a result, the Company may record adjustments to the fair values of assets acquired and liabilities assumed within the measurement period (up to one year from the acquisition date) with the corresponding offset to goodwill. Transaction costs associated with business combinations are expensed as they are incurred.
Goodwill and Intangible Assets
Goodwill represents the excess of the consideration transferred over the fair values of assets acquired and liabilities assumed in a business combination. Intangible assets with indefinite useful lives are related to purchased IPR&D projects and are measured at their respective fair values as of the acquisition date. Goodwill and intangible assets with indefinite useful lives are not amortized. Intangible assets related to IPR&D projects are considered to be indefinite-lived until the completion or abandonment of the associated research and development efforts. If and when development is complete, which generally occurs if and when regulatory approval to market a product is obtained, the associated assets would be deemed finite-lived and would then be amortized based on their respective estimated useful lives at that point in time. The Company tests goodwill and indefinite-lived intangible assets for impairment on an annual basis and between annual tests if the Company becomes aware of any events occurring or changes in circumstances that would indicate the fair values of the assets are below their respective carrying amounts. As of March 31, 2021, no impairment of goodwill or indefinite-lived intangible assets was identified.
Valuation of Long-Lived Assets
Long-lived assets, including property and equipment and finite-lived intangible assets, are reviewed for impairment whenever facts or circumstances either internally or externally may suggest that the carrying value of an asset may not be recoverable. Recoverability of these assets is measured by comparison of the carrying amount of each asset to the future undiscounted cash flows expected to result from the use of the asset and its eventual disposition. If the asset is considered to be impaired, the amount of any impairment is measured as the difference between the carrying value and the fair value of the impaired asset. As of March 31, 2021, no impairment of long-lived assets was identified.
Fair Value Measurements
The carrying amounts for financial instruments consisting of cash and cash equivalents, accounts receivable, accounts payable and other accrued liabilities approximate fair value due to their short maturities. Marketable securities are stated at their estimated fair values. The free shares asset or liability is measured using a binomial-lattice pricing model and is reviewed each reporting period and adjusted, as needed to approximate fair value.

Cash, Cash Equivalents and Restricted Cash
Sangamo considers all highly-liquid investments purchased with original maturities of three months or less at the purchase date to be cash equivalents. Cash and cash equivalents consist of cash and deposits in demand money market accounts. Restricted cash consists of a letter of credit for $1.5 million, representing a deposit for the lease of the corporate headquarters in Brisbane, California.
A reconciliation of cash, cash equivalents and restricted cash reported within the Condensed Consolidated Balance Sheets to the amounts reported within the accompanying Condensed Consolidated Statements of Cash Flows was as follows (in thousands):

	March 31, 2021	December 31, 2020	March 31, 2020	December 31, 2019
Cash and cash equivalents	$122,975	$131,329	$85,749	$80,428
Non-current restricted cash	1,500	1,500	1,500	1,500
Cash, cash equivalents and restricted cash as reported within the accompanying Condensed Consolidated Statements of Cash Flows	$124,475	$132,829	$87,249	$81,928
Marketable Securities
Sangamo classifies its marketable securities as available-for-sale and records its investments at estimated fair value based on quoted market prices or observable market inputs of almost identical assets, with the unrealized holding gains and losses included in accumulated other comprehensive income (“AOCI”). The Company classifies those investments that are not required for use in current operations and that mature in more than 12 months as non-current marketable securities in the accompanying Condensed Consolidated Balance Sheets.
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
Certain materials and key components that the Company utilizes in its operations are obtained through single suppliers. Since the suppliers of key components and materials must be named in an investigational new drug application (“IND”) filed with the U.S. Food and Drug Administration for a product, significant delays can occur if the qualification of a new supplier is required. If delivery of material from the Company’s suppliers were interrupted for any reason, the Company may be unable to supply any of its product candidates for clinical trials.
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
Recently Adopted Accounting Pronouncements
None.
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
The fair value measurements of the Company’s cash equivalents, marketable securities and the free shares asset are identified at the following levels within the fair value hierarchy (in thousands):

	March 31, 2021
	Fair Value Measurements
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents:
Money market funds	$47,635	$47,635	$—	$—
Total	47,635	47,635	—	—
Marketable securities:
Commercial paper securities	177,154	—	177,154	—
Corporate debt securities	39,022	—	39,022	—
Certificates of deposit	11,494	—	11,494	—
Asset-backed securities	36,410	—	36,410	—
U.S. government-sponsored entity debt securities	242,460	—	242,460	—
Total	506,540	—	506,540	—
Total cash equivalents and marketable securities	$554,175	$47,635	$506,540	$—

Free shares asset	$38	$—	$—	$38

	December 31, 2020
	Fair Value Measurements
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents:
Money market funds	$53,165	$53,165	$—	$—
Total	53,165	53,165	—	—
Marketable securities:
Commercial paper securities	213,533	—	213,533	—
Corporate debt securities	59,574	—	59,574	—
Certificate of deposits	12,311	—	12,311	—
Asset-backed securities	17,908	—	17,908	—
U.S. government-sponsored entity debt securities	257,298	—	257,298	—
Total	560,624	—	560,624	—
Total cash equivalents and marketable securities	$613,789	$53,165	$560,624	$—

Free shares asset	$70	$—	$—	$70
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
Free Shares Asset
As a result of the July 20, 2018 Share Purchase Agreement (“Sangamo France SPA”) to acquire Sangamo France (see Note 10 — Acquisition of Sangamo Therapeutics France S.A.S.), the Company entered into arrangements with the holders of approximately 477,000 “free shares” of Sangamo France pursuant to which the Company has the right to purchase such shares from the holders (a call option) and such holders have the right to sell to the Company such shares from time to time through mid-2021 (a put option). As of March 31, 2021, the Company purchased approximately 453,000 shares of the 477,000 total free shares, for a cash payment of approximately $1.1 million, upon exercise of the put options. As of March 31, 2021, approximately 24,000 free shares remain outstanding and subject to purchase by the Company. The fair value of the free shares’ asset is immaterial at March 31, 2021 and December 31, 2020.

Free Shares valuation assumptions	March 31, 2021	December 31, 2020
Sangamo stock price (USD)	$11.83	$15.61
Sangamo France stock price (EUR)	€2.92	€3.85
EUR / USD exchange rate	0.84	0.82
Estimated correlation between Sangamo and Sangamo France stock prices	100.0%	100.0%
Sangamo stock price (USD) volatility estimate	91.3%	88.9%
Sangamo France stock price (EUR) volatility estimate	91.3%	88.9%
EUR / USD exchange rate volatility estimate	6.3%	6.3%
Risk free rate and cost of debt by expected exercise date	Varies	Varies

NOTE 3—CASH EQUIVALENTS AND MARKETABLE SECURITIES
The table below summarizes the Company’s cash equivalents and marketable securities (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
March 31, 2021
Assets
Cash equivalents:
Money market funds	$47,635	$—	$—	$47,635
Total	47,635	—	—	47,635
Marketable securities:
Commercial paper securities	177,101	53	—	177,154
Corporate debt securities	39,031	5	(14)	39,022
Certificate of deposits	11,495	—	(1)	11,494
Asset-backed securities	36,419	7	(16)	36,410
U.S. government-sponsored entity debt securities	242,401	59	—	242,460
Total	506,447	124	(31)	506,540
Total cash equivalents and marketable securities	$554,082	$124	$(31)	$554,175

December 31, 2020
Assets
Cash equivalents:
Money market funds	$53,165	$—	$—	$53,165
Total	53,165	—	—	53,165
Marketable securities:
Commercial paper securities	213,500	41	(8)	213,533
Corporate debt securities	59,575	16	(17)	59,574
Certificate of deposits	12,311	—	—	12,311
Asset-backed securities	17,905	10	(7)	17,908
U.S. government-sponsored entity debt securities	257,284	19	(5)	257,298
Total	560,575	86	(37)	560,624
Total cash equivalents and marketable securities	$613,740	$86	$(37)	$613,789
The fair value of marketable securities by contractual maturity were as follows (in thousands):

	March 31, 2021	December 31, 2020
Maturing in one year or less	$464,109	$510,094
Maturing after one year through five years	42,431	50,530
Total	$506,540	$560,624
The Company manages credit risk associated with its investment portfolio through its investment policy, which limits purchases to high-quality issuers and also limits the amount of its portfolio that can be invested in a single issuer. The Company did not record an allowance for credit losses or other impairment charges related to its marketable securities for the three months ended March 31, 2021 and 2020.
The Company had unrealized losses related to its marketable securities for the three months ended March 31, 2021 and 2020. These unrealized losses were not attributed to credit risk and were associated with changes in market conditions. The Company periodically reviews the marketable securities for other-than-temporary impairment losses. The Company considers factors such as the duration, the magnitude and the reason for the decline in value, the potential recovery period, creditworthiness of the issuers of the securities and its intent to sell. For marketable securities, it also considers whether (i) it is more likely than not that the Company will be required to sell the debt securities before recovery of their amortized cost basis, and (ii) the amortized cost basis cannot be recovered as a result of credit losses. No significant facts or circumstances have arisen to indicate that there has been any significant deterioration in the creditworthiness of the issuers of the securities held by the Company. Based on the Company’s review of these securities, including the assessment of the duration and severity of the unrealized losses and the Company’s ability and intent to hold the investments until maturity, there were no other-than-temporary impairments for these marketable securities at either March 31, 2021 or December 31, 2020.

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
The total number of shares subject to stock options and restricted stock units (“RSUs”) outstanding and the employee stock purchase plan (“ESPP”) shares reserved for issuance, which are all anti-dilutive, were excluded from consideration in the calculation of diluted net loss per share attributable to Sangamo Therapeutics, Inc. stockholders. Stock options and RSUs outstanding and ESPP shares reserved for issuance as of March 31, 2021 and 2020 totaled 17,614,376 and 14,849,728, respectively.
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
The Company assessed the agreement with Novartis in accordance with ASC Topic 606 and concluded that Novartis is a customer. The Company has identified a single performance obligation within this arrangement as a license to the technology and ongoing research services. The Company concluded that the license is not discrete as it does not have stand-alone value to Novartis apart from the research services to be performed pursuant to the agreement. As a result, the Company recognizes revenue from the upfront payment based on proportional performance of the ongoing research services through the estimated research period. The estimation of progress towards the satisfaction of performance obligation and project cost is reviewed quarterly and adjusted, as needed, to reflect the Company’s current assumptions regarding the timing of its performance obligation. As of March 31, 2021, and December 31, 2020, the Company had deferred revenue of $64.7 million and $70.9 million, respectively, related to this agreement.

For the three months ended March 31, 2021 and 2020, the Company recognized revenue of approximately $6.2 million and none, respectively, related to the upfront license fee and approximately $1.7 million and none, respectively, from research reimbursement costs related to the Novartis agreement.
The Company paid $1.5 million for financial advisory fees during the year ended December 31, 2020, equal to 2% of $75.0 million received for the upfront license fee related to the collaboration and license agreement with Novartis. The Company recognized $1.5 million as a contract asset as such amount represents a cost of obtaining the agreement. This balance will be amortized and included in general and administrative expenses on a systematic basis consistent with the transfer of the services to Novartis in accordance with ASC Topic 340, Other Assets and Deferred Costs. The Company amortized $0.1 million and none during the three months ended March 31, 2021 and 2020, respectively.
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
Under the collaboration agreement, the Company granted to Biogen an exclusive, royalty bearing and worldwide license, under its relevant patents and know-how, to develop, manufacture and commercialize certain ZFP and/or AAV-based products directed to up to 12 neurological disease gene targets selected by Biogen. Biogen has already selected three of these: ST-501 for tauopathies including Alzheimer’s disease, ST-502 for synucleinopathies including Parkinson’s disease, and a third undisclosed neuromuscular disease target. Biogen has exclusive rights to nominate up to nine additional targets over a target selection period of five years. For each gene target selected by Biogen, the Company performs early research activities, costs for which are shared by the companies, aimed at the development of the combination of proprietary central nervous system delivery vectors and ZFP-TFs (or potential other ZFP products) targeting therapeutically relevant genes. Biogen has assumed responsibility and costs for the IND-enabling studies, clinical development, related regulatory interactions, and global commercialization. The Company is responsible for manufacturing activities for the initial clinical trials for the first three products of the collaboration and plans to leverage its in-house manufacturing capacity, where appropriate, which is currently in development. Biogen is responsible for manufacturing activities beyond the first clinical trial for each of the first three products. The Company’s research activities for any targets will be performed over the period not to exceed seven years from the effective date of the agreement (i.e. through April 2027). Subject to certain exceptions set forth in the collaboration agreement, the Company is prohibited from developing, manufacturing or commercializing any therapeutic product directed to the targets selected by Biogen.
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

The stock purchase agreement also provides that from the first anniversary of the effectiveness of the collaboration agreement, through the second anniversary, Biogen will hold and not sell at least 50% of the Biogen Shares, in addition to being subject to certain volume limitations. The stock purchase agreement further provides that, subject to certain limitations, until such time as all remaining Biogen Shares may be sold pursuant to Rule 144 promulgated under the Securities Exchange Act of 1933, as amended, within a 90-day period, Biogen may request the Company to register for resale any of the Biogen Shares on a registration statement to be filed with the SEC.
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
The Company assessed the collaboration agreement with Biogen in accordance with ASC Topic 606 and concluded that Biogen is a customer. The transaction price of $204.6 million includes the upfront license fee of $125.0 million and the excess consideration from the stock purchase of $79.6 million, which represents the difference between the $225.0 million received for the purchase of the Biogen Shares and the $145.4 million estimated fair value of the equity issued. The equity issued to Biogen was valued using an option pricing model to reflect certain holding period restrictions. None of the target selection fees and clinical or regulatory milestones have been included in the transaction price, as all such amounts are fully constrained. As part of its evaluation of the constraint, the Company considered numerous factors, including the fact that nomination of additional targets and achievement of the milestones at this time is uncertain and contingent upon future periods when the uncertainty related to the variable consideration is resolved. The Company will re-evaluate the transaction price as uncertain events are resolved or other changes in circumstances occur.
The Company has identified a single performance obligation within the Biogen collaboration agreement, which is a stand-ready obligation consisting of a series of distinct days of research services, during which Biogen obtains access to the Company’s license and research resources. Revenue from the upfront license fee relates to access to the license and Company’s obligation to stand-ready to perform such research services corresponding to the targets selected by Biogen. As a result of this obligation to perform research services when and if requested throughout the duration of the contract, the upfront license fee and the excess consideration from the stock purchase will be recognized over time on a straight-line basis consistent with the resources expected to be dedicated to providing the research services through April 2027, the estimated period of the obligation. The estimated period of performance is reviewed quarterly and adjusted, as needed, to reflect the Company’s current assumptions regarding the timing of its deliverable. Revenue from the reimbursement by Biogen of shared costs of early research activities performed by Sangamo is recognized as the research services are performed. As of March 31, 2021, and December 31, 2020, the Company had deferred revenue of $175.9 million and $183.2 million, respectively, related to this agreement.
For the three months ended March 31, 2021 and 2020, the Company recognized revenue of approximately $7.3 million and none, respectively, related to the upfront license fee and the excess consideration from the stock purchase, and approximately $3.1 million and none, respectively, from research reimbursement costs under the Biogen agreement.
The Company paid $7.0 million for financial advisory fees during the year ended December 31, 2020, equal to 2% of $225.0 million received for the sale of shares and 2% of $125.0 million received for the upfront fee. The fees incurred related to both the collaboration agreement with Biogen and to the stock purchase agreement for the sale of shares. The Company believes that the allocation of fees on a relative fair value basis between the two agreements is reasonable. The Company recognized $4.1 million, which represents 2% of the transaction price of $204.6 million, as a contract asset. This balance will be amortized and included in general and administrative expenses on a systematic basis consistent with the transfer of the services to Biogen in accordance with ASC Topic 340, Other Assets and Deferred Costs. The Company amortized $0.1 million and none during the three months ended March 31, 2021 and 2020, respectively. The Company recognized $2.9 million, which represents 2% of the $145.4 million estimated fair value of the equity issued, as a share issuance cost and recorded this amount in equity as a reduction in proceeds.
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
The Company has identified the primary performance obligations within the Kite agreement as: (1) a license to the technology along with the stand-ready obligation to perform research services, and (2) the ongoing research services. Revenue from the upfront license fee relates to access to the license and Company’s obligation to stand-ready to perform such research services as additional targets are selected by Kite. As a result of this obligation to perform research services when and if requested throughout the duration of the contract, the fee for the license and the stand-ready obligation will be recognized over time on a straight-line basis through June 2024, the estimated period of the stand-ready obligation. Revenue from the reimbursable costs related to the integrated service deliverable is recognized as the research services are performed. Related costs and expenses under these arrangements have historically approximated the revenues recognized. The estimated period of performance and project cost is reviewed quarterly and adjusted, as needed, to reflect the Company’s current assumptions regarding the timing of its deliverables. As of March 31, 2021, and December 31, 2020, the Company had deferred revenue of $75.3 million and $81.4 million, respectively, related to this agreement.

Revenues recognized under the agreement for the three months ended March 31, 2021 and 2020 were as follows (in thousands):

	Three Months Ended March 31,
	2021	2020
Revenue related to Kite agreement:
Recognition of license and stand-ready fee	$6,159	$6,227
Research services	129	992
Total	$6,288	$7,219
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
Under this agreement, the Company is responsible for conducting the Phase 1/2 clinical trial and for certain manufacturing activities for giroctocogene fitelparvovec, while Pfizer is responsible for subsequent worldwide development, manufacturing, marketing and commercialization of giroctocogene fitelparvovec. Sangamo may also collaborate in the research and development of additional AAV-based gene therapy products for hemophilia A.
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
The Company has identified the performance obligations within the agreement as a license to the technology and ongoing research services. The Company concluded that the license is not discrete as it does not have stand-alone value to Pfizer apart from the research services to be performed by the Company pursuant to the agreement. As a result, the Company recognized revenue from the upfront payment based on proportional performance of the ongoing research services through 2020, the period the Company performed research services. The estimation of progress towards the satisfaction of its performance obligation and project cost is reviewed quarterly and adjusted, as needed, to reflect the Company’s current assumptions regarding the timing of its deliverables.
In December 2019, the Company entered into an amendment to the agreement, pursuant to which the Company transferred the IND for giroctocogene fitelparvovec to Pfizer. Upon this transfer the Company achieved a $25.0 million milestone as the conditions for achieving the milestone were met. The cumulative revenue recognized in connection with this milestone was $25.0 million during the year ended December 31, 2020.
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
In December 2020, the Company satisfied the deliverables and research services responsibilities within the arrangement. As a result, the Company recognized the remaining deferred revenue from the upfront payment in December 2020 and no revenues have been recognized during the three months ended March 31, 2021. The Company recognized $2.2 million of upfront license fee and research services and $1.0 million milestone achievement as revenue related to this agreement during the three months ended March 31, 2020.
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
The Company has identified the performance obligations within this agreement as a license to the technology and ongoing research services. The Company concluded that the license is not discrete as it does not have stand-alone value to Pfizer apart from the services to be performed by the Company pursuant to the agreement. As a result, the Company recognizes revenue from the upfront payment based on proportional performance of the ongoing research services over the estimated period the Company will perform research services. The estimation of progress towards the satisfaction of its performance obligation and project cost is reviewed quarterly and adjusted, as needed, to reflect the Company’s current assumptions regarding the timing of its deliverables.
The Company satisfied the deliverables and research services responsibilities within the arrangement in September 2020, and as a result, earned a $5.0 million milestone, which the Company recognized on a cumulative basis during the year ended December 31, 2020. In addition, the Company recognized the remaining deferred revenue from the upfront payment in September 2020 and no revenues have been recognized during the three months ended March 31, 2021. The Company recognized $0.4 million of upfront license fee and research services as revenue related to this agreement during the three months ended March 31, 2020.
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
The Company assessed the agreement with Sanofi in accordance with ASC Topic 606 and concluded that Sanofi is a customer. The Company has identified the performance obligations within this arrangement as a license to the technology and ongoing research services activities. The Company concluded that the license is not discrete as it does not have stand-alone value to Sanofi apart from the research services to be performed pursuant to the agreement. As a result, the Company recognizes revenue from the upfront payment based on proportional performance of the ongoing research services through 2022, the estimated period the Company will perform research services. The estimation of progress towards the satisfaction of performance obligation and project cost is reviewed quarterly and adjusted, as needed, to reflect the Company’s current assumptions regarding the timing of its deliverables. Related costs and expenses under these arrangements have historically approximated the revenues recognized. As of March 31, 2021, and December 31, 2020, the Company had deferred revenue of $0.8 million and $1.2 million, respectively, related to this agreement.
In August 2019, the Company achieved a $6.0 million milestone with Sanofi upon dosing of the third subject in the ST-400 beta thalassemia Phase 1 clinical trial. The cumulative revenue recognized in connection with this milestone was approximately $5.9 million as of March 31, 2021 and included $0.1 million recognized during the three months ended March 31, 2021.
In December 2019, the Company achieved a $7.5 million milestone with Sanofi upon dosing of the first subject in the SCD Phase 1 clinical trial. The cumulative revenue recognized in connection with this milestone was approximately $7.3 million as of March 31, 2021 and included $0.1 million recognized during the three months ended March 31, 2021.
Revenues recognized under the agreement for the three months ended March 31, 2021 and 2020 were as follows (in thousands):

	Three Months Ended March 31,
	2021	2020
Revenue related to Sanofi agreement:
Recognition of upfront fee	$227	$(729)
Research services	679	1,720
Milestone achievement	154	(492)
Total	$1,060	$499
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
California Institute for Regenerative Medicine
In May 2018, the California Institute for Regenerative Medicine (“CIRM”) granted a Strategic Partnership Award for $8.0 million to fund the clinical studies of a potentially curative ZFP therapeutic for the treatment of beta thalassemia based on the application of Sangamo’s ZFN genome editing technology. The grant exists through December 31, 2022 and provides matching funds to support the evaluate ST-400, a gene-edited cell therapy candidate for people with transfusion-dependent beta thalassemia. As of March 31, 2021, the Company had received $5.2 million under the award.
Under the terms of the CIRM grants, the Company is obligated to pay royalties and licensing fees based on a low single digit royalty percentage on net sales of CIRM-funded product candidates or CIRM-funded technology. The Company has the option to decline any and all amounts awarded by CIRM and as an alternative to revenue sharing, the Company has the option to convert the award to a loan. No such election has been made as of the date of the issuance of these financial statements. If the Company terminates a CIRM-funded clinical trial, it is obligated to repay any unused CIRM funds received. Therefore, as of March 31, 2021, and December 31, 2020, $6.6 million and $6.4 million, respectively, including interest, related to this award are recorded as a loan in other long-term liabilities on the accompanying Condensed Consolidated Balance Sheets as the Company does not expect to repay these amounts within the next 12 months.
NOTE 6—INCOME TAXES
The Company’s provision for income taxes for interim periods is determined using an estimate of its annual effective tax rate, adjusted for discrete items, if any, that arise during the period. Each quarter, the Company updates its estimate of the annual effective tax rate, and if the estimated annual effective tax rate changes, the Company makes a cumulative adjustment in such period. During the three months ended March 31, 2021 and 2020, the Company recorded income tax expense of $0.3 million and nil, respectively. The Company continues to maintain a full valuation allowance on its U.S. federal and state net deferred tax assets and on the Sangamo France net deferred tax assets, as the Company believes it is not more likely than not that these benefits will be realized. The tax expense for the three months ended March 31, 2021 was primarily due to foreign income tax expense.
NOTE 7—COMMITMENTS
Leases
Sangamo occupies approximately 87,700 square feet of office and research and development laboratory facilities in Brisbane, California, pursuant to a lease that expires in May 2029. Sangamo also occupies approximately 59,200 square feet of research and office space in Richmond, California, pursuant to leases that expire in August 2026. In addition, the Company leases approximately 25,600 square feet of office, and research and development space in Valbonne, France, subject to leases that expire beginning in June 2025 through January 2030.
Certain of these leases include renewal options at the election of the Company to renew or extend the lease for an additional five to ten years. These optional periods have not been considered in the determination of the ROU assets or lease liabilities associated with these leases as the Company did not consider it reasonably certain that it would exercise the options.
The Company performed evaluations of its contracts and determined each of its identified leases are operating leases. For the three months ended March 31, 2021 and 2020, the Company incurred $2.7 million and $2.6 million, respectively, of lease costs in relation to these operating leases. These lease costs were included in operating expenses in the Condensed Consolidated Statements of Operations. For the three months ended March 31, 2021 and 2020, variable lease expenses were $0.7 million and $0.5 million, respectively, and were not included in the measurement of the Company’s operating ROU assets and lease liabilities. This variable expense consists primarily of the Company’s proportionate share of operating expenses, property taxes and insurance and is classified as lease expense, due to the Company’s election to not separate lease and non-lease components.
Cash paid for amounts included in the measurement of operating lease liabilities for the three months ended March 31, 2021 and 2020, was $1.7 million and $1.6 million respectively, and was included in net cash provided by operating activities in the Company’s Condensed Consolidated Statements of Cash Flows.

As of March 31, 2021, the maturities of the Company’s operating lease liabilities were as follows (in thousands):

Total
Nine months ending December 31, 2021:	$4,663
2022	6,991
2023	7,089
2024	7,237
2025	7,308
Thereafter	20,037
Total lease payments	53,325
Less:
Imputed interest	(10,980)
Total	$42,345

Reported as of March 31, 2021:
Operating lease liabilities - current (included in other accrued liabilities on the Condensed Consolidated Balance Sheet)	$3,882
Operating lease liabilities - long-term	38,463
Total	$42,345
As of March 31, 2021, the weighted-average remaining lease term is 7.5 years and the weighted-average incremental borrowing rate used to determine the operating lease liability was 6.2% for the Company’s operating leases.
In January 2021, the Company entered into an amendment to an existing lease to acquire approximately 5,000 square feet of research and office space in Richmond, California. With this amendment, the existing lease expires in August 2026. Total lease payments over the life of this amended lease are approximately $0.9 million. Variable lease payments include the Company’s allocated share of costs incurred and expenditures made by the landlord in the operation and management of the building. On February 1, 2021, the lease commencement date, the Company recorded an operating lease right-of-use asset and a corresponding lease liability of $0.7 million.
In January 2021, the Company also entered into a new lease to acquire approximately 5,800 square feet of research and office space in Valbonne, France, that expires in January 2030. Total lease payments over the life of this amended lease are approximately $0.8 million. Variable lease payments include the Company’s allocated share of costs incurred and expenditures made by the landlord in the operation and management of the building. On January 29, 2021, the lease commencement date, the Company recorded an operating lease right-of-use asset and a corresponding lease liability of $0.6 million.
The Company does not have any financing leases.
Contractual Commitments
The following table sets forth the non-cancelable material contractual commitments under manufacturing-related supplier arrangements as of March 31, 2021 (in thousands):

Party	Total commitments	Expiry date
Brammer Bio MA - a Thermo Fisher Scientific Inc. subsidiary	$6,157	December 2021
Lonza Netherlands, B.V.	11,804	December 2022
Total contractual commitments	$17,961
The Company also had $0.9 million of license obligations related to its intellectual property as of March 31, 2021.

NOTE 8—STOCK-BASED COMPENSATION
The following table shows total stock-based compensation expense included in the Condensed Consolidated Statements of Operations for the three months ended March 31, 2021 and 2020 (in thousands):

	Three Months Ended March 31,
	2021	2020
Research and development	$4,252	$2,839
General and administrative	3,272	2,781
Total stock-based compensation expense	$7,524	$5,620

NOTE 9—STOCKHOLDERS’ EQUITY
At-the-Market Offering Agreement
In August 2020, the Company entered into an Open Market Sale Agreement℠ with Jefferies LLC (“Jefferies”) with respect to an at-the-market offering program under which the Company may offer and sell, from time to time at its sole discretion, shares of the Company’s common stock having an aggregate offering price of up to $150.0 million through Jefferies as the Company’s sales agent or principal. The Company is not obligated to sell any shares under the sales agreement. During the three months ended March 31, 2021, the Company sold 1,034,762 shares of its common stock for net cash proceeds of approximately $15.7 million.
NOTE 10—ACQUISITION OF SANGAMO THERAPEUTICS FRANCE S.A.S.
In 2018, Sangamo entered into various agreements with the goal of eventually acquiring 100% of Sangamo France’s share capital, including arrangements with the holders of approximately 477,000 ordinary shares of Sangamo France pursuant to which the Company has the right to purchase such shares from the holders, and such holders have the right to sell to the Company such shares from time to time through mid-2021. As of March 31, 2021, the Company acquired approximately 453,000 of the 477,000 shares, increasing its ownership of the ordinary shares of Sangamo France to 99.9%. The fair value of the option to acquire the remaining shares was estimated to be an asset with immaterial balance as of March 31, 2021. See “Note 2 — Fair Value Measurements-Free Shares Asset” for information regarding the valuation method.
The acquisition of Sangamo France was accounted for as a business combination in accordance with ASC Topic 805, Business Combinations, in exchange for total consideration of approximately $45.9 million at the October 2018 acquisition date. The operating results of Sangamo France after the October 2018 acquisition date have been included in the Company’s Condensed Consolidated Statements of Operations.
There was no goodwill impairment during the three months ended March 31, 2021 or during 2020 and, as noted below, substantially all of the non-controlling interest on the October 2018 acquisition date was subsequently acquired by the Company and, accordingly, substantially all of the goodwill is allocated to the Company as of March 31, 2021 and December 31, 2020.
Non-Controlling Interest
The fair value of the remaining non-controlling was determined based on the number of outstanding shares comprising the non-controlling interest and the $2.99 acquisition price per share as of the October 2018 acquisition date. The non-controlling interest is presented as a component of stockholders’ equity on the Company’s Condensed Consolidated Balance Sheets.
Non-controlling interest as of March 31, 2021 was as follows (in thousands):

Total
Balance at December 31, 2020	$(868)
Fair value of additional shares acquired	(64)
Loss attributable to non-controlling interest	(6)
Balance at March 31, 2021	$(938)

ITEM  2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The discussion in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contains trend analysis, estimates and other forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements reflect our current views with respect to future events, are based on assumptions and involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements. When reviewing the discussion below, you should keep in mind the substantial risks and uncertainties that could impact our business. In particular, we encourage you to review the risks and uncertainties summarized under “Special Note Regarding Forward-Looking Statements” that appears in the forepart of this report and as discussed in more detail under “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2020 as filed with the SEC on February 24, 2021, or the 2020 Annual Report. You should also read the following discussion and analysis in conjunction with our Condensed Consolidated Financial Statements and accompanying notes included in this report and the Consolidated Financial Statements and accompanying notes thereto included in our 2020 Form 10-K.
Overview
We are a clinical-stage genomic medicine company committed to translating ground-breaking science into medicines that transform the lives of patients with serious diseases. We plan to deliver on this mission through development of (i) our clinical and preclinical product candidates, (ii) our novel science and (iii) our growing in-house manufacturing capabilities.
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
•SAR445136, formerly known as BIVV003, our cell therapy product candidate for the treatment of sickle cell disease, or SCD, is currently being evaluated in our Phase 1/2 PRECIZN-1 clinical study. We are developing SAR445136 with our collaborator Sanofi S.A., or Sanofi;
•ST-400, our cell therapy product candidate for the treatment of transfusion dependent beta thalassemia, is currently being evaluated in our Phase 1/2 Thales clinical study. We are developing ST-400 with our collaborator Sanofi; and
•TX200, our wholly-owned Chimeric Antigen Receptor, or CAR, engineered regulatory T cell, or CAR-Treg, cell therapy product candidate for the treatment of HLA-A2 mismatched kidney transplant rejection is currently being evaluated in our Phase 1/2 STEADFAST clinical study.
Moreover, we are focusing our preclinical development in emerging areas for us, including CAR-Treg cell therapies for autoimmune disorders and genome engineering for neurological diseases. Indications for our other preclinical programs include neurodevelopmental disorders, cancer, inflammatory bowel disease, or IBD, tauopathies such as Alzheimer’s and neurodegenerative diseases such as amyotrophic lateral sclerosis, or ALS, multiple sclerosis, or MS, and Huntington’s disease, some of which we are developing with our collaborators Biogen MA, Inc. and Biogen International GmbH, which we refer to together as Biogen, Kite, Novartis Institutes for BioMedical Research, Inc., or Novartis, Pfizer and Takeda Pharmaceutical Company Limited.
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
Business Updates
•We and Pfizer have completed enrollment in the lead-in study to the registrational Phase 3 AFFINE clinical trial of giroctocogene fitelparvovec, our gene therapy product candidate for the treatment of severe hemophilia A. This lead-in study will follow patients for six months to establish a baseline prior to treatment with giroctocogene fitelparvovec. We and Pfizer expect to present a pivotal data readout from the AFFINE trial as early as 2022, as well as a two-year update from the Phase 1/2 Alta clinical study in the fourth quarter of 2021.
•We have enrolled the fourth patient in our Phase 1/2 STAAR clinical study of ST-920, our wholly-owned gene therapy product candidate for the treatment of Fabry disease. We plan to present initial clinical data from this study in the fourth quarter of 2021.
•The U.S. Food and Drug Administration, or FDA, granted Fast Track Designation to SAR445136, formerly known as BIVV003, our cell therapy product candidate for the treatment of SCD. In addition, the European Medicines Agency, or EMA, granted Orphan Designation to SAR445136. According to minutes of the EMA’s Committee for Orphan Medicinal Products, the grant was based in part on the following preliminary clinical observations from the three patients treated out of the six patients enrolled in our PRECIZN-1 study as of December 2020:
◦As of December 2020, these patients had 52 weeks, 13 weeks, and 29 days of follow-up, respectively.
◦The first patient treated was on standard of care hydroxyurea daily for several years and had frequent hospitalizations due to 10 severe vaso-occlusive crises, or VOCs, including hospitalizations within the two years prior to study enrollment.
◦The second patient treated also had numerous VOCs and received chronic red blood cell, or RBC, transfusions since the age of seven.
◦The third patient treated also has a previous history of chronic RBC transfusions and a VOC in the two years prior to enrollment.
◦None of these three treated patients experienced recurrence of previous SCD symptoms as of December 2020.
◦The minutes stated that the preliminary clinical observations of SAR445136 as well as the potential of long-term effects that may obviate the need for continuous treatment, suggested a potential clinically relevant advantage versus hydroxyurea.
We and Sanofi expect to enroll a total of eight patients in the PRECIZN-1 study evaluating SAR445136 and expect to present initial clinical data from the study at a medical meeting by the end of 2021. The initial data we expect to present will reflect a more mature and more comprehensive data set than the preliminary clinical observations shared by the EMA in the committee minutes.
•We have initiated and opened for enrollment our Phase 1/2 STEADFAST clinical study evaluating TX200, our wholly-owned autologous CAR-Treg cell therapy product candidate for the treatment of HLA-A2 mismatched kidney transplant rejection. Patient recruitment is now open in two clinical sites in Belgium and the Netherlands, and we plan to enroll up to fifteen patients to receive TX200 and up to six patients in a control group. We expect to enroll the first patient in this study by the end of 2021, and to dose the first patient several months after enrollment. The primary objective of this study is to assess the safety and tolerability of TX200, and secondary objectives include the incidence of biopsy-confirmed acute graft rejection, incidence of chronic graft rejection and localization of TX200 CAR-Treg cells in the transplanted kidney. We also plan to evaluate the ability of TX200 to reduce systemic immunosuppressive therapy.
•Our collaborator Kite Pharma, Inc., or Kite, a Gilead company, recently decided not to submit an investigational new drug application, or IND, at this time for KITE-037, our allogeneic anti-CD19 CAR-T cell therapy product candidate for the treatment of cancer. This program and the underlying collaboration to develop cell therapies to treat cancer remain active.
•We recently published preclinical data on tau- and alpha-synuclein targeted zinc finger transcriptional repressors in Science Advances and at the 15th International Conference on Alzheimer’s & Parkinson’s Diseases Conference, respectively. We also expect to present preclinical data on repression of alpha-synuclein and C9ORF72 repeat expansions at the upcoming 24th Annual Meeting of the American Society of Gene & Cell Therapy on May 11,2021.

Estimated Impacts of Evolving COVID-19 Pandemic
We continue to experience impacts from the evolving COVID-19 pandemic on our business and operations and could continue to experience these or potentially more severe impacts for the rest of the 2021 if the pandemic persists in the United States, United Kingdom, France and locations of our clinical studies and trials. We continue to conduct business operations pursuant to a modified operating plan that includes enhanced workplace safety protocols and modified working schedules in our laboratories. Employees who are able to fulfill their job duties working from home are required to work from home, and have been doing so since March 2020, although we are currently planning a phased return to the office for most employees. These protocols and modifications have slowed our productivity and disrupted our business to a moderate degree and are likely to continue doing so through 2021. For example, we have experienced periodic short-term disruptions to our onsite laboratory and manufacturing operations while addressing positive cases of COVID-19 by onsite workers, and our laboratory and manufacturing operations could experience longer term disruptions in the future in the event of a significant outbreak of COVID-19 among our onsite workers. Moreover, from time to time, we have been required to reorganize and prioritize our research resources to mitigate moderate COVID-19 impacts arising from travel restrictions, laboratory density restrictions and laboratory supply constraints. If our research programs encounter longer-term disruptions, it could impact our ability to support our biopharmaceutical partners as contemplated in our collaboration agreements and could result in adjustments to our research timelines, although we do not believe that the short-term disruptions to date have resulted in any such impacts.
Additionally, our Phase 1/2 STAAR clinical study evaluating ST-920, our wholly-owned gene therapy product candidate for the treatment of Fabry disease, has experienced delays in its timeline due to COVID-19 impacts and the diversion of healthcare resources to fight the pandemic. For example, we estimate that the opening of the clinical trial sites in the United Kingdom for this study experienced a delay of approximately one year due to the significant prevalence of COVID-19 in the United Kingdom. Additionally, we have experienced delays in recruiting, enrolling and dosing patients for this study at our U.S. trial sites, due in some part to the understandable hesitation of patients to travel by plane to trial sites not within driving distance and to enter medical facilities during the pandemic and in other part to trial sites prioritizing COVID-19 clinical care over research activities such as the STAAR study. Moreover, we have experienced some short-term delays in sourcing the necessary raw materials to manufacture supplies for the STAAR study due to COVID-19 impacts. We estimate that these challenges have set back our STAAR study timelines three to six months. While we currently still expect to present initial clinical study data by the end of 2021, this timeline could be revised if COVID-19 impacts to our enrollment and dosing of patients and to our sourcing of raw materials for this study intensify because of vaccination delays, new COVID-19 variants or unexpected events.
In addition, our STEADFAST study evaluating TX200, our wholly-owned CAR-Treg cell therapy product candidate for the treatment of kidney transplant rejection, has experienced delays in its timeline due to COVID-19 impacts related to manufacturing and technology transfer challenges with our CMOs. We estimate that these challenges set back our clinical study timeline by approximately three months. While we have now initiated this clinical study and expect to enroll the first patient in this study by the end of 2021, this timeline could be revised if COVID-19 impacts result in additional delays.
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
We do not anticipate any material negative impact on our financial condition in 2021 as a result of the COVID-19 pandemic. We believe we are well positioned financially in the near term to execute on our wholly-owned and partnered research and clinical programs. As of March 31, 2021, we had $629.5 million in cash, cash equivalents and marketable securities. Although we believe we are well capitalized currently, the effects of the evolving pandemic could result in disruption of global financial markets, impairing our ability to access capital, which could negatively affect our liquidity in the future. We do not currently anticipate any material impairments to the valuation of the financial assets or goodwill on our balance sheet as a result of COVID-19. We do not believe that the remote workplace arrangements we have implemented for our office-based employees have affected our financial reporting or control systems.
The extent to which the COVID-19 pandemic will impact our business, operations and financial condition, either directly or indirectly, will depend on future developments that remain highly uncertain at the present time. These developments include the ultimate duration and severity of the pandemic, the impacts of new COVID-19 variants, travel restrictions, quarantines and social distancing requirements in the United States, France, United Kingdom and other countries, business closures or business disruptions and the effectiveness and timeliness of actions taken in the United States, France, United Kingdom and other countries to contain and treat the disease, including the effectiveness and timing of vaccination programs. Although certain government orders and restrictions have eased, and phased re-openings are underway, it is not certain when such restrictions and orders will be fully lifted, and the surge of new variants of the virus may result in the return of prior orders and restrictions or new quarantine and shelter-in-place orders or other restrictions. As our understanding of events evolves and additional information becomes available, we may materially change our guidance relating to our revenues, expenses and timelines for manufacturing, clinical trials and research and development.
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
We expect to continue to devote substantial resources to research and development in the future and expect research and development expenses to increase in the next several years if we are successful in advancing our product candidates from research stage through clinical trials. Pursuant to the terms of our agreements with Biogen, Kite, Novartis and Sanofi, certain expenses related to research and development activities will be reimbursed to us. The reimbursement funds to be received from Biogen, Kite, Novartis and Sanofi will be recognized as revenue as the related costs are incurred and collection is reasonably assured.
Critical Accounting Policies and Estimates
The accompanying management’s discussion and analysis of our financial condition and results of operations are based upon our Condensed Consolidated Financial Statements and the related disclosures, which have been prepared in accordance with generally accepted accounting principles in the United States. The preparation of these Condensed Consolidated Financial Statements requires us to make estimates, assumptions and judgments that affect the reported amounts in our Condensed Consolidated Financial Statements and accompanying notes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.
We believe our critical accounting policies relating to revenue recognition and valuation of long-lived assets including goodwill and intangible assets are the most significant estimates and assumptions used in the preparation of our Condensed Consolidated Financial Statements.
There have been no significant changes in our critical accounting policies and estimates during the three months ended March 31, 2021, as compared to the critical accounting policies and estimates disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our 2020 Form 10-K.
Results of Operations for the Three Months Ended March 31, 2021 and 2020
Revenues

	Three Months Ended March 31,
	(in thousands, except percentage values)
	2021	2020	Change	%
Revenues	$26,280	$13,076	$13,204	101%
Total revenues consisted of revenues from collaboration agreements and research grants. We anticipate revenues over the next several years will be derived primarily from our collaboration agreements with Biogen, Kite, Novartis, Pfizer and Sanofi as we continue to recognize upfront and milestone payments received under such agreements over time.
The increase of $13.2 million in revenues for the three months ended March 31, 2021, compared to the same period in 2020, was primarily due to the recognition of upfront license fees and research revenue of $10.4 million and $7.9 million under our collaboration agreements with Biogen and Novartis, which became effective in April and July 2020, respectively. These increases were partially offset by a decrease of $3.2 million in revenue related to our giroctocogene fitelparvovec collaboration agreement with Pfizer, as no revenue was recognized in 2021 due to completion of activities under this collaboration as of December 31, 2020.
Operating expenses

	Three Months Ended March 31,
	(in thousands, except percentage values)
	2021	2020	Change	%
Operating expenses:
Research and development	$56,434	$41,479	$14,955	36%
General and administrative	16,148	16,119	29	—
Total operating expenses	$72,582	$57,598	$14,984	26%
Research and Development Expenses
Research and development expenses consisted primarily of compensation related expenses, including stock-based compensation, laboratory supplies, preclinical and clinical studies, manufacturing clinical supply, contracted research, allocated facilities and information technology expenses.
The increase of $15.0 million in research and development expenses for the three months ended March 31, 2021, compared to the same period in 2020, was primarily driven by a $7.3 million increase in clinical and manufacturing supply expenses due to the timing of our trials and increase in activities attributed to our new collaborations, a $5.3 million increase in compensation expense as a result of increased headcount to support our programs, clinical trials and start-up of our manufacturing operations, and a $1.8 million increase in overhead costs as we ramp up our internal manufacturing operations. Stock-based compensation expense included in research and development expenses was $4.3 million and $2.8 million for the three months ended March 31, 2021 and 2020, respectively.
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
Our potential therapeutic products are subject to a lengthy and uncertain regulatory process that may not result in our receipt of any necessary regulatory approvals. Failure to receive the necessary regulatory approvals would prevent us from commercializing the product candidates affected. In addition, clinical trials of our product candidates may fail to demonstrate safety and efficacy, which could prevent or significantly delay regulatory approval. The full extent of the impact of the COVID-19 pandemic on our business, operations and financial results will depend on numerous evolving factors that we may not be able to accurately predict. A discussion of the risks and uncertainties with respect to our research and development activities, including completing the development of our product candidates, and the consequences to our business, financial position and growth prospects can be found in “Risk Factors” in Part I, Item 1A of the 2020 Annual Report.
General and Administrative Expenses
General and administrative expenses consist primarily of compensation related expenses including stock-based compensation for executive, legal, finance and administrative personnel, professional fees, allocated facilities and information technology expenses, and other general corporate expenses.
General and administrative expenses remained consistent for the three months ended March 31, 2021, compared to the same period in 2020. Stock-based compensation expense included in general and administrative expenses was $3.3 million and $2.8 million for the three months ended March 31, 2021 and 2020, respectively.

As we continue to build out our product portfolio and advance our product candidates into the clinic, we expect higher general and administrative expenses to support the growth of the business.
Interest and other income, net
Interest and other income, net, decreased by $0.9 million for the three months ended March 31, 2021, compared to the same period in 2020, primarily due to a decrease of $1.4 million in interest income reflecting the decline in market interest rates.
Liquidity and Capital Resources
Liquidity
Since inception, we have incurred significant net losses and we have funded our operations primarily through the issuance of equity securities, payments from corporate collaborators and strategic partners and research grants.
As of March 31, 2021, we had cash, cash equivalents, and marketable securities totaling $629.5 million compared to $692.0 million as of December 31, 2020. Our most significant use of capital was for employee compensation and external research and development expenses, such as manufacturing, clinical trials and preclinical activity related to our therapeutic programs. Our cash and investment balances are held in a variety of interest-bearing instruments, including commercial paper, money market funds, corporate debt securities, certificates of deposit, asset-backed securities and U.S. government-sponsored entity debt securities. Cash in excess of immediate requirements is invested in accordance with our investment policy with a view toward capital preservation and liquidity.
In August 2020, we entered into an Open Market Sale Agreement with Jefferies LLC, or Jefferies, providing for the sale of up to $150.0 million of our common stock from time to time in “at-the-market” offerings under an existing shelf registration statement. During the three months ended March 31, 2021, we sold 1,034,762 shares of our common stock under the sales agreement for net proceeds of approximately $15.7 million.
While we expect our rate of cash usage to increase in the future, in particular to support our product development endeavors, we currently believe that our available cash, cash equivalents and marketable securities and expected revenues from collaborations, strategic partnerships and research grants, will be adequate to fund our currently planned operations through at least the next 12 months from the date the Condensed Consolidated Financial Statements are issued. During this period of uncertainty and volatility related to the COVID-19 pandemic, we will continue to monitor our liquidity.
Cash Flows
Operating activities
Net cash used in operating activities was $68.6 million for the three months ended March 31, 2021, primarily reflecting our net loss of $45.9 million, a decrease in deferred revenues of $20.0 million, a decrease in accrued compensation and employee benefits by $7.6 million mainly attributed to bonus pay-outs, and a decrease in account payable and accrued liabilities of $3.8 million due to timing of payments. These decreases were partially offset by $9.4 million of non-cash expenses related to stock-based compensation and depreciation. The majority of the increase in cash used in operating activities during the three months ended March 31, 2021, compared to the same period in 2020, was primarily due to less cash provided by accounts receivable.
Investing activities
Net cash provided by investing activities for the three months ended March 31, 2021 consisted of $45.3 million mostly related to a net maturities, sales and purchases of marketable securities. The increase in cash provided by investing activities during the three months ended March 31, 2021, compared to the same period in 2020, was mostly due to an increase in net maturities, sales and purchases of marketable securities, partially offset by purchases of property and equipment.
Financing activities
Net cash provided by financing activities for the three months ended March 31, 2021 consisted of $15.2 million, mostly related to $16.2 million proceeds from at-the-market offering offset by the offering expenses of $0.5 million. The increase in cash provided in financing activities during the three months ended March 31, 2021, compared to the same period in 2020, was mostly due to proceeds from our at-the-market offering.
Operating Capital and Capital Expenditure Requirements
We anticipate continuing to incur operating losses for at least the next several years. While we expect our rate of cash usage to increase in the future, in particular to support our product development endeavors, we currently believe that our available cash, cash equivalents and marketable securities and expected revenues from collaborations, strategic partners and research grants, will be adequate to fund our currently planned operations through at least the next 12 months from the date the Condensed

Consolidated Financial Statements are issued. Although we believe we are well capitalized currently, the effects of the ongoing COVID-19 pandemic could result in significant disruption of global financial markets, impairing our ability to access capital, which could in the future negatively affect our liquidity. Future capital requirements beyond the next 12 months will be substantial, and we will need to raise substantial additional capital to fund the development, manufacturing and potential commercialization of our product candidates through equity or debt financing. In addition, as we focus our efforts on proprietary human therapeutics, we will need to seek FDA approvals of our product candidates, a process that could cost in excess of hundreds of millions of dollars per product. We regularly consider fund-raising opportunities and may decide, from time to time, to raise capital based on various factors, including market conditions and our plans of operation. Additional capital may not be available on terms acceptable to us, or at all. If adequate funds are not available, or if the terms of potential funding sources are unfavorable, our business and our ability to advance our product candidate pipeline would be harmed. Furthermore, any sales of additional equity securities, including sales pursuant to our at-the-market offering program, may result in dilution to our stockholders, and any debt financing may include covenants that restrict our business.
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
Contractual Obligations
Our future minimum contractual obligations as of December 31, 2020 were reported in the 2020 Annual Report. Other than as described below, during the three months ended March 31, 2021, there have been no other material changes outside the ordinary course of our business from the contractual obligations previously disclosed in our 2020 Annual Report.
In January 2021, we entered into an amendment to an existing lease to acquire approximately 5,000 square feet of research and office space in Richmond, California. With this amendment, the existing lease expires in August 2026. The contractual obligations during the lease term are approximately $0.9 million.
In January 2021, we also entered into a new lease to acquire approximately 5,800 square feet of research and office space in Valbonne, France that expires in January 2030. The contractual obligations during the lease term are approximately $0.8 million.
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
The securities in our investment portfolio are not leveraged and are classified as available-for-sale. The majority of these available-for-sale securities are short-term in nature and subject to minimal interest rate risk. Our investments currently consist of commercial paper, corporate debt securities, certificates of deposit, asset-backed securities and U.S. government-sponsored entity debt securities. Our investment policy, approved by our Board of Directors, limits the amount we may invest in any one type of investment issuer, thereby reducing credit risk concentrations. All investments have a fixed interest rate and are carried at market value, which approximates cost. We do not use derivative financial instruments in our investment portfolio. We do not believe that a change in interest rates would have a material negative impact on the value of our investment portfolio. Our market risks at March 31, 2021 have not changed materially from those discussed in Item 7A of our 2020 Annual Report.
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
Under the supervision of our principal executive officer and principal financial officer, we evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of March 31, 2021. Based on that evaluation, as of March 31, 2021, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level.
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
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM  1.    LEGAL PROCEEDINGS
We are not party to any material pending legal proceedings. From time to time, we may be involved in legal proceedings arising in the ordinary course of business.

ITEM  1A.    RISK FACTORS
There have been no material changes to the risk factors as previously disclosed in Part I, Item 1A of the 2020Annual Report.

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

3.3		Fourth Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed December 15, 2020).

10.1#		Letter Agreement between the Company and Sung Lee dated as of January 22, 2021 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed January 28, 2021).

10.2+		Ninth Amendment to Triple Net Laboratory Lease between the Company and Point Richmond R&D Associates II, LLC, dated January 4, 2021.

10.3#+		Letter Agreement between the Company and Jason Fontenot dated as of January 28, 2019

10.4#+		Letter Agreement between the Company and Robert J. Schott dated as of January 6, 2021

31.1+		Rule 13a — 14(a) Certification of Principal Executive Officer.

31.2+		Rule 13a — 14(a) Certification of Principal Financial Officer.

32.1+	*	Certifications Pursuant to 18 U.S.C. Section 1350.

101.INS		XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH		Inline XBRL Taxonomy Extension Schema Document

101.CAL		Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF		Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB		Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE		Inline XBRL Taxonomy Extension Presentation Linkbase Document

104		The cover page from Sangamo’s Quarterly Report on Form 10-Q for the three months ended March 31, 2021 is formatted in Inline XBRL and it is contained in Exhibit 101
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
Dated: May 4, 2021

SANGAMO THERAPEUTICS, INC.

/s/ ALEXANDER D. MACRAE
Alexander D. Macrae
President and Chief Executive Officer
(Duly Authorized Officer and Principal Executive Officer)

/s/ PRATHYUSHA DURAIBABU
Prathyusha Duraibabu
Vice President, Finance
(Principal Financial and Accounting Officer)