Form 10-Q
period 2021-06-30
SANGAMO THERAPEUTICS, INC
filed 2021-08-05
CIK 1001233

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________
FORM 10-Q
________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐     No   ☒
As of August 2, 2021, 145,337,046 shares of the issuer’s common stock, par value $0.01 per share, were outstanding.

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
•We rely heavily on collaborations with larger biopharmaceutical companies to generate revenues and develop, obtain regulatory approvals for and commercialize many of our product candidates. If conflicts arise with our collaborators or if the collaborations expire or terminate for any reason, our revenues and product development efforts would be negatively impacted.
•Biotechnology and genomic medicine are highly competitive businesses. Our competitors are developing rival technologies and products that may be superior to or are commercialized more quickly than our technologies and product candidates.
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
•Our success depends on hiring, integrating and retaining additional highly qualified skilled employees and retaining current key executives and employees, which has been and may continue to be challenging given the intense competition for these individuals.
•The evolving COVID-19 pandemic has adversely affected and could continue to adversely impact our business and operations and the business and operations of our collaborators, manufacturers and other business partners.
•The market price of our common stock has been and will likely continue to be volatile, and you could lose all or part of any investment in our common stock
Additional discussion of the risks, uncertainties and other factors described above, as well as other risks and uncertainties material to our business, can be found under “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2020 as filed with the Securities and Exchange Commission on February 24, 2021, as supplemented by the risks described under “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q, and we encourage you to refer to that additional discussion. Given these risks, uncertainties and other factors, you should not place undue reliance on these forward-looking statements. Also, these forward-looking statements represent our plans, objectives, estimates, expectations and intentions only as of the date of this filing. You should read this report completely and with the understanding that our actual future results and the timing of events may be materially different from what we expect, and we cannot otherwise guarantee that any forward-looking statement will be realized. We hereby qualify all of our forward-looking statements by these cautionary statements.
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
This report includes discussion of certain clinical studies and trials relating to various product candidates. These studies typically are part of a larger body of clinical data relating to such product candidates, and the discussion herein should be considered in the context of the larger body of data. In addition, clinical data are subject to differing interpretations, and even if we view data as sufficient to support the safety and/or effectiveness of a product candidate, regulatory authorities may not share our views and may require additional data or may deny approval altogether.

PART I. FINANCIAL INFORMATION
ITEM  1.    FINANCIAL STATEMENTS
SANGAMO THERAPEUTICS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited; in thousands)

	June 30, 2021	December 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$169,878	$131,329
Marketable securities	359,775	510,094
Interest receivable	807	1,035
Accounts receivable	6,882	5,224
Prepaid expenses and other current assets	16,722	11,986
Total current assets	554,064	659,668
Marketable securities, non-current	49,205	50,530
Property and equipment, net	49,588	41,324
Intangible assets	56,298	58,128
Goodwill	41,501	42,798
Operating lease right-of-use assets	68,304	71,045
Other non-current assets	14,903	13,557
Restricted cash	1,500	1,500
Total assets	$835,363	$938,550
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$10,132	$12,553
Accrued compensation and employee benefits	17,406	20,738
Other accrued liabilities	15,448	18,612
Deferred revenues	93,957	91,644
Total current liabilities	136,943	143,547
Deferred revenues, non-current	201,251	245,045
Long-term portion of lease liabilities	37,328	38,396
Deferred income tax	6,959	7,185
Other non-current liabilities	7,425	7,011
Total liabilities	389,906	441,184
Commitments
Stockholders’ equity:
Preferred stock	—	—
Common stock	1,451	1,421
Additional paid-in capital	1,313,102	1,269,375
Accumulated deficit	(871,083)	(777,981)
Accumulated other comprehensive income	1,987	5,419
Total Sangamo Therapeutics, Inc. stockholders’ equity	445,457	498,234
Non-controlling interest	—	(868)
Total stockholders’ equity	445,457	497,366
Total liabilities and stockholders’ equity	$835,363	$938,550
See accompanying Notes to Condensed Consolidated Financial Statements.

SANGAMO THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited; in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenues	$27,872	$21,553	$54,152	$34,629
Operating expenses:
Research and development	60,086	41,523	116,520	83,002
General and administrative	16,486	17,927	32,634	34,046
Total operating expenses	76,572	59,450	149,154	117,048
Loss from operations	(48,700)	(37,897)	(95,002)	(82,419)
Interest and other income, net	1,550	1,932	2,176	3,480
Loss before taxes	(47,150)	(35,965)	(92,826)	(78,939)
Income tax expense	24	—	287	—
Net loss	(47,174)	(35,965)	(93,113)	(78,939)
Net loss attributable to non-controlling interest	(5)	(36)	(11)	(97)
Net loss attributable to Sangamo Therapeutics, Inc. stockholders	$(47,169)	$(35,929)	$(93,102)	$(78,842)
Basic and diluted net loss per share attributable to Sangamo Therapeutics, Inc. stockholders	$(0.33)	$(0.26)	$(0.65)	$(0.62)
Shares used in computing basic and diluted net loss per share attributable to Sangamo Therapeutics, Inc. stockholders	143,984	138,977	143,550	127,519
See accompanying Notes to Condensed Consolidated Financial Statements.

SANGAMO THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited; in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net loss	$(47,174)	$(35,965)	$(93,113)	$(78,939)
Foreign currency translation adjustment	1,308	1,783	(3,441)	150
Unrealized gain (loss) on marketable securities, net of tax	(35)	392	9	646
Comprehensive loss	(45,901)	(33,790)	(96,545)	(78,143)
Comprehensive loss attributable to non-controlling interest	(5)	(36)	(11)	(97)
Comprehensive loss attributable to Sangamo Therapeutics, Inc.	$(45,896)	$(33,754)	$(96,534)	$(78,046)
See accompanying Notes to Condensed Consolidated Financial Statements.

SANGAMO THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited; in thousands, except share amounts)

	Three Months Ended June 30, 2021
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Non- Controlling Interest	Total Stockholders’ Equity
	Shares	Amount
Balances at March 31, 2021	143,713,765	$1,437	$1,292,118	$(823,914)	$714	$(938)	$469,417
Issuance of common stock in connection with at-the-market offering, net of offering expenses	770,465	8	9,073	—	—	—	9,081
Issuance of common stock upon exercise of stock options and in connection with restricted stock units, net of tax	378,101	4	1,389	—	—	—	1,393
Issuance of common stock under employee stock purchase plan	244,570	2	2,052	—	—	—	2,054
Stock-based compensation	—	—	9,483	—	—	—	9,483
Acquisition of additional shares of Sangamo France	—	—	(70)	—	—	—	(70)
Foreign currency translation adjustment	—	—	—	—	1,308	—	1,308
Net unrealized loss on marketable securities, net of tax	—	—	—	—	(35)	—	(35)
Buy-out of non-controlling interest	—	—	(943)	—	—	943	—
Net loss	—	—	—	(47,169)	—	(5)	(47,174)
Balances at June 30, 2021	145,106,901	$1,451	$1,313,102	$(871,083)	$1,987	$—	$445,457

	Six Months Ended June 30, 2021
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Non- Controlling Interest	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2020	142,063,203	$1,421	$1,269,375	$(777,981)	$5,419	$(868)	$497,366
Issuance of common stock in connection with at-the-market offering, net of offering expenses	1,805,227	18	24,714	—	—	—	24,732
Issuance of common stock upon exercise of stock options and in connection with restricted stock units, net of tax	993,901	10	967	—	—	—	977
Issuance of common stock under employee stock purchase plan	244,570	2	2,052	—	—	—	2,054
Stock-based compensation	—	—	17,007	—	—	—	17,007
Acquisition of additional shares of Sangamo France	—	—	(70)	—	—	(64)	(134)
Foreign currency translation adjustment	—	—	—	—	(3,441)	—	(3,441)
Net unrealized gain on marketable securities, net of tax	—	—	—	—	9	—	9
Buy-out of non-controlling interest	—	—	(943)	—	—	943	—
Net loss	—	—	—	(93,102)	—	(11)	(93,113)
Balances at June 30, 2021	145,106,901	$1,451	$1,313,102	$(871,083)	$1,987	$—	$445,457
See accompanying Notes to Condensed Consolidated Financial Statements.

SANGAMO THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited; in thousands, except share amounts)

	Three Months Ended June 30, 2020
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Non- Controlling Interest	Total Stockholders’ Equity
	Shares	Amount
Balances at March 31, 2020	116,278,553	$1,163	$1,096,854	$(699,898)	$(3,828)	$124	$394,415
Issuance of common stock upon exercise of stock options and in connection with restricted stock units, net of tax	103,262	1	442	—	—	—	443
Issuance of common stock under employee stock purchase plan	171,305	2	1,185	—	—	—	1,187
Issuance of common stock in connection with the Biogen collaboration agreement, net of tax	24,420,157	244	142,282	—	—	—	142,526
Stock-based compensation	—	—	6,764	—	—	—	6,764
Acquisition of additional shares of Sangamo France	—	—	—	—	—	(339)	(339)
Foreign currency translation adjustment	—	—	—	—	1,783	—	1,783
Net unrealized gain on marketable securities, net of tax	—	—	—	—	392	—	392
Net loss	—	—	—	(35,929)	—	(36)	(35,965)
Balances at June 30, 2020	140,973,277	$1,410	$1,247,527	$(735,827)	$(1,653)	$(251)	$511,206

	Six Months Ended June 30, 2020
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Non- Controlling Interest	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2019	115,972,708	$1,160	$1,090,828	$(656,985)	$(2,449)	$185	$432,739
Issuance of common stock upon exercise of stock options and in connection with restricted stock units, net of tax	409,107	4	848	—	—	—	852
Issuance of common stock under employee stock purchase plan	171,305	2	1,185	—	—	—	1,187
Issuance of common stock in connection with the Biogen collaboration agreement, net of tax	24,420,157	244	142,282	—	—	—	142,526
Stock-based compensation	—	—	12,384	—	—	—	12,384
Acquisition of additional shares of Sangamo France	—	—	—	—	—	(339)	(339)
Foreign currency translation adjustment	—	—	—	—	150	—	150
Net unrealized gain on marketable securities, net of tax	—	—	—	—	646	—	646
Net loss	—	—	—	(78,842)	—	(97)	(78,939)
Balances at June 30, 2020	140,973,277	$1,410	$1,247,527	$(735,827)	$(1,653)	$(251)	$511,206
See accompanying Notes to Condensed Consolidated Financial Statements.

SANGAMO THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; in thousands)

	Six Months Ended June 30,
	2021	2020
Operating Activities:
Net loss	$(93,113)	$(78,939)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	4,120	2,639
Amortization of premium (discount) on marketable securities	1,733	(1,146)
Amortization and other changes in operating lease right-of-use assets	4,067	3,788
Gain on free shares	(18)	(48)
Stock-based compensation	17,007	12,384
Net changes in operating assets and liabilities:
Interest receivable	228	148
Accounts receivable	(1,658)	31,291
Prepaid expenses and other assets	(4,441)	(7,763)
Accounts payable and other accrued liabilities	(3,204)	1,559
Accrued compensation and employee benefits	(3,253)	(248)
Deferred revenues	(41,481)	178,890
Long-term portion of lease liabilities	(2,102)	(1,797)
Other non-current liabilities	998	345
Net cash (used in) provided by operating activities	(121,117)	141,103
Investing Activities:
Purchases of marketable securities	(180,049)	(43,580)
Maturities of marketable securities	323,099	151,839
Sales of marketable securities	6,870	—
Purchases of property and equipment	(15,213)	(6,694)
Purchase of additional shares of Sangamo France	(119)	(237)
Net cash provided by investing activities	134,588	101,328
Financing Activities:
Proceeds from at-the-market offering, net of offering expenses	22,223	—
Proceeds from issuance of common stock in connection with the Biogen collaboration agreement, net of issuance costs	—	142,526
Taxes paid related to net share settlement of equity awards	(2,725)	(455)
Proceeds from exercise of stock options and restricted stock units	3,702	1,307
Proceeds from issuance of common stock under employee stock purchase plan	2,054	1,187
Net cash provided by financing activities	25,254	144,565
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(176)	19
Net increase in cash, cash equivalents, and restricted cash	38,549	387,015
Cash, cash equivalents, and restricted cash, beginning of period	132,829	81,928
Cash, cash equivalents, and restricted cash, end of period	$171,378	$468,943
Supplemental cash flow disclosures:
Property and equipment included in unpaid liabilities	$2,267	$1,977
Right-of-use assets obtained in exchange for lease obligations	$1,364	$—
Buy-out of non-controlling interest	$943	$—
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
Basis of Presentation
The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of these financial statements for the periods presented have been included. Operating results for the three and six months ended June 30, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021. The Condensed Consolidated Balance Sheet data at December 31, 2020 was derived from the audited Consolidated Financial Statements included in Sangamo’s Annual Report on Form 10-K for the year ended December 31, 2020 (the “2020 Annual Report”) as filed with the SEC on February 24, 2021.
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
Liquidity and Management’s Plan
Sangamo is currently working on a number of long-term development projects that involve experimental technologies. The projects may require several years and substantial expenditures to complete and ultimately may be unsuccessful. The Company plans to finance operations with available cash resources, collaborations and strategic partnerships funds, research grants and from the issuance of equity or debt securities. Sangamo believes that its available cash, cash equivalents and marketable securities as of June 30, 2021 and expected revenues from collaborations, strategic partnerships and research grants, will be adequate to fund its currently planned operations through at least the next 12 months from the date these Condensed Consolidated Financial Statements are issued. Sangamo will require substantial additional financial resources to complete the development and commercialization of its product candidates. Additional capital may not be available on terms acceptable to the Company, if at all. If adequate funds are not available, or if the terms of potential funding sources are unfavorable, the Company’s business and ability to develop its technology and therapeutic products would be harmed. Furthermore, any sales of additional equity securities may result in dilution to the Company’s stockholders, and any debt financing may include covenants that restrict the Company’s business.
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
There have been no changes in estimates during the six months ended June 30, 2021.
During the six months ended June 30, 2020, the Company recorded adjustments to revenue related to changes in estimates in connection with the collaboration agreements with Sanofi Genzyme (“Sanofi”) and Pfizer Inc. (“Pfizer”). These changes in estimates were driven by changes in project scope and related project costs which resulted in changes to the measure of proportional cumulative performance. These adjustments increased revenue by $3.1 million, decreased net loss by $3.1 million and decreased the Company’s basic net loss per share by $0.02 for the six months ended June 30, 2020.
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

Revenues from major collaboration agreements and research activity grants as a percentage of total revenues were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Biogen MA, Inc.	39%	38%	39%	24%
Novartis Institutes for BioMedical Research, Inc.	34%	—	32%	—
Kite Pharma, Inc.	23%	34%	23%	42%
Sanofi Genzyme	3%	8%	4%	7%
Pfizer Inc.	—	18%	—	21%
Receivables from collaborations are typically unsecured and are concentrated in the biopharmaceutical industry. Accordingly, the Company may be exposed to credit risk generally associated with biopharmaceutical companies or specific to its collaboration agreements. As of June 30, 2021, the Company had not incurred any losses related to these receivables.
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
Goodwill and Intangible Assets
Goodwill represents the excess of the consideration transferred over the fair values of assets acquired and liabilities assumed in a business combination. Intangible assets with indefinite useful lives are related to purchased IPR&D projects and are measured at their respective fair values as of the acquisition date. Goodwill and intangible assets with indefinite useful lives are not amortized. Intangible assets related to IPR&D projects are considered to be indefinite-lived until the completion or abandonment of the associated research and development efforts. If and when development is complete, which generally occurs if and when regulatory approval to market a product is obtained, the associated assets would be deemed finite-lived and would then be amortized based on their respective estimated useful lives at that point in time. The Company tests goodwill and indefinite-lived intangible assets for impairment on an annual basis and between annual tests if the Company becomes aware of any events occurring or changes in circumstances that would indicate the fair values of the assets are below their respective carrying amounts. As of June 30, 2021, no impairment of goodwill or indefinite-lived intangible assets was identified.
Valuation of Long-Lived Assets
Long-lived assets, including property and equipment and finite-lived intangible assets, are reviewed for impairment whenever facts or circumstances either internally or externally may suggest that the carrying value of an asset may not be recoverable. Recoverability of these assets is measured by comparison of the carrying amount of each asset to the future undiscounted cash flows expected to result from the use of the asset and its eventual disposition. If the asset is considered to be impaired, the amount of any impairment is measured as the difference between the carrying value and the fair value of the impaired asset. As of June 30, 2021, no impairment of long-lived assets was identified.
Fair Value Measurements
The carrying amounts for financial instruments consisting of cash and cash equivalents, accounts receivable, accounts payable and other accrued liabilities approximate fair value due to their short maturities. Marketable securities are stated at their estimated fair values. The free shares asset or liability is measured using a binomial-lattice pricing model and is reviewed each reporting period and adjusted as needed to approximate fair value.

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
A reconciliation of cash, cash equivalents and restricted cash reported within the Condensed Consolidated Balance Sheets to the amounts reported within the accompanying Condensed Consolidated Statements of Cash Flows was as follows (in thousands):

	June 30, 2021	December 31, 2020	June 30, 2020	December 31, 2019
Cash and cash equivalents	$169,878	$131,329	$467,443	$80,428
Non-current restricted cash	1,500	1,500	1,500	1,500
Cash, cash equivalents and restricted cash as reported within the accompanying Condensed Consolidated Statements of Cash Flows	$171,378	$132,829	$468,943	$81,928
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
Concentrations of Credit Risk and Other Risks
Cash, cash equivalents, and marketable securities consist of financial instruments that potentially subject the Company to a concentration of credit risk to the extent of the fair value recorded in the Condensed Consolidated Balance Sheets. The Company invests cash that is not required for immediate operating needs primarily in highly liquid instruments that bear minimal risk. The Company has established policies relating to the quality, diversification, and maturities of securities to enable the Company to manage its credit risk. The Company is exposed to credit risk in the event of a default by the financial institutions or issuers of investments holding its cash, cash equivalents and investments to the extent recorded on the Condensed Consolidated Balance Sheets.
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

The fair value measurements of the Company’s cash equivalents, marketable securities and the free shares asset are identified at the following levels within the fair value hierarchy (in thousands):

	June 30, 2021
	Fair Value Measurements
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents:
Money market funds	$57,371	$57,371	$—	$—
Total	57,371	57,371	—	—
Marketable securities:
U.S. government-sponsored entity debt securities	160,336	—	160,336	—
Commercial paper securities	143,465	—	143,465	—
Corporate debt securities	36,938	—	36,938	—
Asset-backed securities	45,742	—	45,742	—
Certificates of deposit	22,499	—	22,499	—
Total	408,980	—	408,980	—
Total cash equivalents and marketable securities	$466,351	$57,371	$408,980	$—

	December 31, 2020
	Fair Value Measurements
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents:
Money market funds	$53,165	$53,165	$—	$—
Total	53,165	53,165	—	—
Marketable securities:
U.S. government-sponsored entity debt securities	257,298	—	257,298	—
Commercial paper securities	213,533	—	213,533	—
Corporate debt securities	59,574	—	59,574	—
Asset-backed securities	17,908	—	17,908	—
Certificates of deposit	12,311	—	12,311	—
Total	560,624	—	560,624	—
Total cash equivalents and marketable securities	$613,789	$53,165	$560,624	$—

Free shares asset	$70	$—	$—	$70
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
Free Shares Asset
As a result of the July 20, 2018 Share Purchase Agreement (“Sangamo France SPA”) to acquire Sangamo France (see Note 10 — Acquisition of Sangamo Therapeutics France S.A.S.), the Company entered into arrangements with the holders of approximately 477,000 “free shares” of Sangamo France pursuant to which the Company has the right to purchase such shares from the holders (a call option) and such holders have the right to sell to the Company such shares from time to time through mid-2021 (a put option). As of June 30, 2021, the Company had purchased all 477,000 free shares for an aggregate cash payment of approximately $1.1 million, upon exercise of the put options. As of June 30, 2021, there were no free shares outstanding subject to purchase by the Company. The fair value of the free shares’ asset was zero at June 30, 2021 and immaterial at December 31, 2020.

Free Shares valuation assumptions	December 31, 2020
Sangamo stock price (USD)	$15.61
Sangamo France stock price (EUR)	€3.85
EUR / USD exchange rate	0.82
Estimated correlation between Sangamo and Sangamo France stock prices	100.0%
Sangamo stock price (USD) volatility estimate	88.9%
Sangamo France stock price (EUR) volatility estimate	88.9%
EUR / USD exchange rate volatility estimate	6.3%
Risk free rate and cost of debt by expected exercise date	Varies

NOTE 3—CASH EQUIVALENTS AND MARKETABLE SECURITIES
The table below summarizes the Company’s cash equivalents and marketable securities (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
June 30, 2021
Assets
Cash equivalents:
Money market funds	$57,371	$—	$—	$57,371
Total	57,371	—	—	57,371
Marketable securities:
U.S. government-sponsored entity debt securities	160,310	26	—	160,336
Commercial paper securities	143,435	33	(3)	143,465
Corporate debt securities	36,942	6	(10)	36,938
Asset-backed securities	45,743	12	(13)	45,742
Certificate of deposits	22,492	7	—	22,499
Total	408,922	84	(26)	408,980
Total cash equivalents and marketable securities	$466,293	$84	$(26)	$466,351

December 31, 2020
Assets
Cash equivalents:
Money market funds	$53,165	$—	$—	$53,165
Total	53,165	—	—	53,165
Marketable securities:
U.S. government-sponsored entity debt securities	257,284	19	(5)	257,298
Commercial paper securities	213,500	41	(8)	213,533
Corporate debt securities	59,575	16	(17)	59,574
Asset-backed securities	17,905	10	(7)	17,908
Certificate of deposits	12,311	—	—	12,311
Total	560,575	86	(37)	560,624
Total cash equivalents and marketable securities	$613,740	$86	$(37)	$613,789
The fair value of marketable securities by contractual maturity were as follows (in thousands):

	June 30, 2021	December 31, 2020
Maturing in one year or less	$359,775	$510,094
Maturing after one year through five years	49,205	50,530
Total	$408,980	$560,624
The Company manages credit risk associated with its investment portfolio through its investment policy, which limits purchases to high-quality issuers and also limits the amount of its portfolio that can be invested in a single issuer. The Company did not record an allowance for credit losses or other impairment charges related to its marketable securities for the three and six months ended June 30, 2021 and 2020.
The Company had unrealized losses related to its marketable securities for the three and six months ended June 30, 2021 and 2020. These unrealized losses were not attributed to credit risk and were associated with changes in market conditions. The Company periodically reviews the marketable securities for other-than-temporary impairment losses. The Company considers factors such as the duration, the magnitude and the reason for the decline in value, the potential recovery period, creditworthiness of the issuers of the securities and its intent to sell. For marketable securities, it also considers whether (i) it is more likely than not that the Company will be required to sell the debt securities before recovery of their amortized cost basis, and (ii) the amortized cost basis cannot be recovered as a result of credit losses. No significant facts or circumstances have arisen to indicate that there has been any significant deterioration in the creditworthiness of the issuers of the securities held by the Company. Based on the Company’s review of these securities, including the assessment of the duration and severity of the unrealized losses and the Company’s ability and intent to hold the investments until maturity, there were no other-than-temporary impairments for these marketable securities at either June 30, 2021 or December 31, 2020.

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
The total number of shares subject to stock options and restricted stock units (“RSUs”) outstanding and the employee stock purchase plan (“ESPP”) shares reserved for issuance, which are all anti-dilutive, were excluded from consideration in the calculation of diluted net loss per share attributable to Sangamo Therapeutics, Inc. stockholders. Stock options and RSUs outstanding and ESPP shares reserved for issuance as of June 30, 2021 and 2020 totaled 16,978,884 and 14,964,567, respectively.
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
The Company assessed the agreement with Novartis in accordance with ASC Topic 606 and concluded that Novartis is a customer. The Company has identified a single performance obligation within this arrangement as a license to the technology and ongoing research services. The Company concluded that the license is not discrete as it does not have stand-alone value to Novartis apart from the research services to be performed pursuant to the agreement. As a result, the Company recognizes revenue from the upfront payment based on proportional performance of the ongoing research services through the estimated research period. The estimation of progress towards the satisfaction of performance obligation and project cost is reviewed quarterly and adjusted, as needed, to reflect the Company’s current assumptions regarding the timing of its performance obligation. As of June 30, 2021 and December 31, 2020, the Company had deferred revenue of $57.1 million and $70.9 million, respectively, related to this agreement.

Revenues recognized under the agreement were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenue related to Novartis agreement:
Recognition of upfront license fee	$7,559	$—	$13,759	$—
Research services	2,022	—	3,683	—
Total	$9,581	$—	$17,442	$—
The Company paid $1.5 million for financial advisory fees during the year ended December 31, 2020, equal to 2% of $75.0 million received for the upfront license fee related to the collaboration and license agreement with Novartis. The Company recognized $1.5 million as a contract asset as such amount represents a cost of obtaining the agreement. This balance will be amortized and included in general and administrative expenses on a systematic basis consistent with the transfer of the services to Novartis in accordance with ASC Topic 340, Other Assets and Deferred Costs (“ASC Topic 340”). The Company amortized $0.2 million and $0.3 million during the three and six months ended June 30, 2021, respectively. No amounts were amortized during the three and six months ended June 30, 2020.
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
Under the collaboration agreement, Biogen paid the Company an upfront license fee of $125.0 million in May 2020. The Company is also eligible to receive research, development, regulatory and commercial milestone payments that could total up to approximately $2.37 billion if Biogen selects all of the targets allowed under the agreement and all the specified milestones set forth in the agreement are achieved, which includes up to $925.0 million in pre-approval milestone payments and up to $1.45 billion in first commercial sale and other sales-based milestone payments. In addition, the Company is eligible to receive tiered high single-digit to sub-teen royalties on potential net commercial sales of licensed products arising from the collaboration. These royalty payments are subject to reduction due to patent expiration, entry of biosimilar products to the market and payments made under certain licenses for third-party intellectual property.
Under the collaboration agreement, the Company granted to Biogen an exclusive, royalty bearing and worldwide license, under its relevant patents and know-how, to develop, manufacture and commercialize certain ZFP and/or AAV-based products directed to up to 12 neurological disease gene targets selected by Biogen. Biogen has already selected four of these: ST-501 for tauopathies including Alzheimer’s disease, ST-502 for synucleinopathies including Parkinson’s disease, a neuromuscular disease target and a fourth neurological disease gene target. Biogen has exclusive rights to nominate up to nine additional targets over a target selection period of five years. For each gene target selected by Biogen, the Company performs early research activities, costs of which are shared by the companies, aimed at the development of the combination of proprietary central nervous system delivery vectors and ZFP-TFs (or potential other ZFP products) targeting therapeutically relevant genes. Biogen has assumed responsibility and costs for the IND-enabling studies, clinical development, related regulatory interactions, and global commercialization. The Company is responsible for manufacturing activities for the initial clinical trials for the first three products of the collaboration and plans to leverage its in-house manufacturing capacity, where appropriate, which is currently in development. Biogen is responsible for manufacturing activities beyond the first clinical trial for each of the first three products. The Company’s research activities for any targets will be performed over the period not to exceed seven years from the effective date of the agreement (i.e., through April 2027). Subject to certain exceptions set forth in the collaboration agreement, the Company is prohibited from developing, manufacturing or commercializing any therapeutic product directed to the targets selected by Biogen.
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
The Company has identified a single performance obligation within the Biogen collaboration agreement, which is a stand-ready obligation consisting of a series of distinct days of research services, during which Biogen obtains access to the Company’s license and research resources. Revenue from the upfront license fee relates to access to the license and Company’s obligation to stand-ready to perform such research services corresponding to the targets selected by Biogen. As a result of this obligation to perform research services when and if requested throughout the duration of the contract, the upfront license fee and the excess consideration from the stock purchase will be recognized over time on a straight-line basis consistent with the resources expected to be dedicated to providing the research services through April 2027, the estimated period of the obligation. The estimated period of performance is reviewed quarterly and adjusted, as needed, to reflect the Company’s current assumptions regarding the timing of its deliverable. Revenue from the reimbursement by Biogen of shared costs of early research activities performed by Sangamo is recognized as the research services are performed. As of June 30, 2021 and December 31, 2020, the Company had deferred revenue of $168.6 million and $183.2 million, respectively, related to this agreement.
Revenues recognized under the agreement were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenue related to Biogen agreement:
Recognition of license and stand-ready fee	$7,306	$6,744	$14,612	$6,744
Research services	3,461	1,434	6,605	1,434
Total	$10,767	$8,178	$21,217	$8,178
The Company paid $7.0 million for financial advisory fees during the year ended December 31, 2020, equal to 2% of $225.0 million received for the sale of shares and 2% of $125.0 million received for the upfront fee. The fees incurred related to both the collaboration agreement with Biogen and to the stock purchase agreement for the sale of shares. The Company believes that the allocation of fees on a relative fair value basis between the two agreements is reasonable. The Company recognized

$4.1 million, which represents 2% of the transaction price of $204.6 million, as a contract asset. This balance is amortized and included in general and administrative expenses on a systematic basis consistent with the transfer of the services to Biogen in accordance with ASC Topic 340. The Company amortized $0.2 million and $0.3 million during the three and six months ended June 30, 2021, respectively. No amounts were amortized during the three and six months ended June 30, 2020. The Company recognized $2.9 million, which represents 2% of the $145.4 million estimated fair value of the equity issued, as a share issuance cost and recorded this amount in equity as a reduction in proceeds.
Kite Pharma, Inc.
In February 2018, the Company entered into a global collaboration and license agreement with Kite Pharma, Inc. (“Kite”), a Gilead company, which became effective in April 2018, and was amended and restated in September 2019, for the research, development, and commercialization of potential engineered cell therapies for cancer. In this collaboration, Sangamo is working together with Kite on a research program under which the companies are designing zinc finger nucleases (“ZFNs”) and viral vectors to disrupt and insert certain genes in T-cells and natural killer cells (“NK-cells”) including the insertion of genes that encode chimeric antigen receptors (“CARs”), T-cell receptors (“TCRs”), and NK-cell receptors (“NKRs”) directed to mutually agreed targets. Kite is responsible for all clinical development, manufacturing and commercialization of any resulting products.
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
Following the effective date, the Company received a $150.0 million upfront payment from Kite. Kite reimburses the Company’s direct costs to conduct the joint research program. Sangamo is also eligible to receive contingent development- and sales-based milestone payments that could total up to $3.01 billion if all of the specified milestones set forth in this agreement are achieved. Of this amount, approximately $1.26 billion relates to the achievement of specified research, clinical development, regulatory and first commercial sale milestones, and approximately $1.75 billion relates to the achievement of specified sales-based milestones if annual worldwide net sales of licensed products reach specified levels. Each development- and sales-based milestone payment is payable (i) only once for each licensed product regardless of the number of times that the associated milestone event is achieved by such licensed product, and (ii) only for the first 10 times that the associated milestone event is achieved regardless of the number of licensed products that may achieve such milestone event. In addition, the Company is entitled to receive escalating, tiered royalty payments with a percentage in the single digits based on future annual worldwide net sales of licensed products. These royalty payments are subject to reduction due to patent expiration, entry of biosimilar products to the market and payments made under certain licenses for third-party intellectual property.
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

The Company has identified the primary performance obligations within the Kite agreement as: (1) a license to the technology along with the stand-ready obligation to perform research services, and (2) the ongoing research services. Revenue from the upfront license fee relates to access to the license and Company’s obligation to stand-ready to perform such research services as additional targets are selected by Kite. As a result of this obligation to perform research services when and if requested throughout the duration of the contract, the fee for the license and the stand-ready obligation will be recognized over time on a straight-line basis through June 2024, the estimated period of the stand-ready obligation. Revenue from the reimbursable costs related to the integrated service deliverable is recognized as the research services are performed. Related costs and expenses under these arrangements have historically approximated the revenues recognized. The estimated period of performance and project cost is reviewed quarterly and adjusted, as needed, to reflect the Company’s current assumptions regarding the timing of its deliverables. As of June 30, 2021 and December 31, 2020, the Company had deferred revenue of $69.0 million and $81.4 million, respectively, related to this agreement.
Revenues recognized under the agreement were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenue related to Kite agreement:
Recognition of license and stand-ready fee	$6,227	$6,227	$12,386	$12,454
Research services	97	1,195	226	2,187
Total	$6,324	$7,422	$12,612	$14,641
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
The Company assessed the agreement with Pfizer in accordance with ASC Topic 606 and concluded that Pfizer is a customer. The total transaction price under this agreement is $134.0 million, which represents the upfront fee and research services fees of $79.0 million and fees related to two achieved milestones in an aggregate amount of $55.0 million. Sangamo is responsible for internal and external research costs as part of the upfront fee and has the ability to request additional reimbursement from Pfizer if certain conditions are met. None of the constrained clinical or regulatory milestones have been included in the transaction price. As part of its evaluation of the constraint, the Company considered numerous factors, including the fact that achievement of the milestones at this time is uncertain and contingent upon future periods when the uncertainty related to the variable consideration is resolved. The Company will re-evaluate the transaction price, including its estimated variable consideration included in the transaction price and all constrained amounts, in each reporting period and as uncertain events are resolved or other changes in circumstances occur.
The Company has identified the performance obligations within the agreement as a license to the technology and ongoing research services. The Company concluded that the license is not discrete as it does not have stand-alone value to Pfizer apart from the research services to be performed by the Company pursuant to the agreement. As a result, the Company recognized revenue from the upfront payment based on proportional performance of the ongoing research services through 2020, the period the Company performed research services. The estimation of progress towards the satisfaction of its performance obligation and project cost was reviewed quarterly and adjusted, as needed, to reflect the Company’s assumptions regarding the timing of its deliverables.
In December 2020, the Company satisfied the deliverables and research services responsibilities within the arrangement. As a result, the Company recognized the remaining deferred revenue from the upfront payment in December 2020 and no revenues have been recognized during the three and six months ended June 30, 2021. The Company recognized $0.3 million and $2.5 million of upfront license fee and research services revenue during the three and six months ended June 30, 2020, respectively, and $0.1 million and $1.1 million milestone achievement revenue during the three and six months ended June 30, 2020, respectively.
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
The Company assessed the agreement with Pfizer in accordance with ASC Topic 606 and concluded that Pfizer is a customer. The Company concluded the total transaction price under this agreement is $17.0 million, which represents the upfront fees of $12.0 million and fees related to achievement of one milestone in the amount of $5.0 million. None of the constrained clinical or regulatory milestones have been included in the transaction price. As part of its evaluation of the constraint, the Company considered numerous factors, including the fact that achievement of the milestones at this time is uncertain and contingent upon future periods when the uncertainty related to the variable consideration is resolved. The Company will re-evaluate the transaction price, including its estimated variable consideration included in the transaction price and all constrained amounts, in each reporting period and as uncertain events are resolved or other changes in circumstances occur.
The Company has identified the performance obligations within this agreement as a license to the technology and ongoing research services. The Company concluded that the license is not discrete as it does not have stand-alone value to Pfizer apart from the services to be performed by the Company pursuant to the agreement. As a result, the Company recognized revenue from the upfront payment based on proportional performance of the ongoing research services through 2020, the period the Company performed research services. The estimation of progress towards the satisfaction of its performance obligation and project cost was reviewed quarterly and adjusted, as needed, to reflect the Company’s assumptions regarding the timing of its deliverables.
The Company satisfied the deliverables and research services responsibilities within the arrangement in September 2020, and as a result, earned a $5.0 million milestone, which the Company recognized on a cumulative basis during the year ended December 31, 2020. In addition, the Company recognized the remaining deferred revenue from the upfront payment in September 2020 and no revenues have been recognized during the three and six months ended June 30, 2021. The Company recognized $3.4 million and $3.8 million of upfront license fee and research services as revenue related to this agreement during the three and six months ended June 30, 2020, respectively.
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

Under the agreement, the Company received an upfront license fee of $20.0 million and is eligible to receive up to $115.8 million in payments upon the achievement of specified clinical development and regulatory milestones, as well as up to $160.5 million in payments upon the achievement of specified sales milestones. The total amount of potential regulatory, clinical development and sales milestone payments, assuming the achievement of all specified milestones in the agreement, is up to $276.3 million. In addition, the Company will receive royalty payments for each licensed product that are a tiered double-digit percentage of annual net sales of each product. Sanofi reimburses Sangamo for agreed upon costs incurred in connection with research and development activities conducted by Sangamo. To date, a $6.0 million milestone has been achieved related to ST‑400 for beta thalassemia and another $7.5 million milestone has been achieved related to SCD, however no products have been approved and therefore no royalty fees have been earned under the Sanofi agreement.
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
The Company assessed the agreement with Sanofi in accordance with ASC Topic 606 and concluded that Sanofi is a customer. The Company has identified the performance obligations within this arrangement as a license to the technology and ongoing research services activities. The Company concluded that the license is not discrete as it does not have stand-alone value to Sanofi apart from the research services to be performed pursuant to the agreement. As a result, the Company recognizes revenue from the upfront payment based on proportional performance of the ongoing research services through 2022, the estimated period the Company will perform research services. The estimation of progress towards the satisfaction of performance obligation and project cost is reviewed quarterly and adjusted, as needed, to reflect the Company’s current assumptions regarding the timing of its deliverables. Related costs and expenses under these arrangements have historically approximated the revenues recognized. As of June 30, 2021 and December 31, 2020, the Company had deferred revenue of $0.5 million and $1.2 million, respectively, related to this agreement.
In August 2019, the Company achieved a $6.0 million milestone with Sanofi upon dosing of the third subject in the ST‑400 beta thalassemia Phase 1 clinical trial. The cumulative revenue recognized in connection with this milestone was approximately $5.9 million as of June 30, 2021 and included $0.1 million recognized in each of the three and six months ended June 30, 2021, respectively.
In December 2019, the Company achieved a $7.5 million milestone with Sanofi upon dosing of the first subject in the SCD Phase 1 clinical trial. The cumulative revenue recognized in connection with this milestone was approximately $7.4 million as of June 30, 2021 and included $0.1 million and $0.2 million recognized during the three and six months ended June 30, 2021, respectively.
Revenues recognized under the agreement were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenue related to Sanofi agreement:
Recognition of upfront fee	$206	$380	$433	$(349)
Research services	613	1,155	1,292	2,875
Milestone achievement	138	257	292	(235)
Total	$957	$1,792	$2,017	$2,291
California Institute for Regenerative Medicine
In May 2018, the California Institute for Regenerative Medicine (“CIRM”) granted a Strategic Partnership Award for $8.0 million to fund the clinical studies of a potentially curative ZFP therapeutic for the treatment of beta thalassemia based on the application of Sangamo’s ZFN genome editing technology. The grant exists through December 31, 2022 and provides matching funds to support the evaluate ST‑400, a gene-edited cell therapy candidate for people with transfusion-dependent beta thalassemia. As of June 30, 2021, the Company had received $5.2 million under the award.
Under the terms of the CIRM grants, the Company is obligated to pay royalties and licensing fees based on a low single digit royalty percentage on net sales of CIRM-funded product candidates or CIRM-funded technology. The Company has the option to decline any and all amounts awarded by CIRM and as an alternative to revenue sharing, the Company has the option to convert the award to a loan. No such election has been made as of the date of the issuance of these financial statements. If the Company terminates a CIRM-funded clinical trial, it is obligated to repay any unused CIRM funds received. Therefore, as of June 30, 2021 and December 31, 2020, $6.8 million and $6.4 million, respectively, including interest, related to this award are recorded as a loan in other long-term liabilities on the accompanying Condensed Consolidated Balance Sheets as the Company does not expect to repay these amounts within the next 12 months.
NOTE 6—INCOME TAXES
The Company’s provision for income taxes for interim periods is determined using an estimate of its annual effective tax rate, adjusted for discrete items, if any, that arise during the period. Each quarter, the Company updates its estimate of the annual effective tax rate, and if the estimated annual effective tax rate changes, the Company makes a cumulative adjustment in such period. In the six months ended June 30, 2021, the Company recorded income tax expense of $0.3 million, and no such expense was recorded in the six months ended June 30, 2020. The Company continues to maintain a full valuation allowance on its U.S. federal and state net deferred tax assets and on the Sangamo France net deferred tax assets, as the Company believes it is not more likely than not that these benefits will be realized. The tax expense for the three and six months ended June 30, 2021 was due to foreign income tax expense.
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
The Company performed evaluations of its contracts and determined each of its identified leases are operating leases. Components of operating leases were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Operating lease cost	$2,697	$2,572	$5,385	$5,145
Variable lease cost	614	552	1,326	1,009
Total	$3,311	$3,124	$6,711	$6,154
Variable lease expenses were not included in the measurement of the Company’s operating ROU assets and lease liabilities. This variable expense consists primarily of the Company’s proportionate share of operating expenses, property taxes and insurance and is classified as lease expense, due to the Company’s election to not separate lease and non-lease components.
Cash paid for amounts included in the measurement of operating lease liabilities for the six months ended June 30, 2021 and 2020, was $3.4 million and $3.1 million, respectively, and was included in net cash (used in) provided by operating activities in the Company’s Condensed Consolidated Statements of Cash Flows.

As of June 30, 2021, the maturities of the Company’s operating lease liabilities were as follows (in thousands):

Total
Six months ending December 31, 2021:	$2,938
2022	6,995
2023	7,094
2024	7,242
2025	7,312
Thereafter	20,044
Total lease payments	51,625
Less:
Imputed interest	(10,331)
Total	$41,294

Reported as of June 30, 2021:
Short-term portion of lease liabilities (included in other accrued liabilities on the Condensed Consolidated Balance Sheets)	$3,966
Long-term portion of lease liabilities	37,328
Total	$41,294
As of June 30, 2021, the weighted-average remaining lease term is 7.3 years and the weighted-average incremental borrowing rate used to determine the operating lease liability was 6.2% for the Company’s operating leases.
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
In January 2021, the Company also entered into a new lease to acquire approximately 5,800 square feet of research and office space in Valbonne, France, which expires in January 2030. Total lease payments over the life of this amended lease are approximately $0.8 million. Variable lease payments include the Company’s allocated share of costs incurred and expenditures made by the landlord in the operation and management of the building. On January 29, 2021, the lease commencement date, the Company recorded an operating lease right-of-use asset and a corresponding lease liability of $0.6 million.
The Company does not have any financing leases.
Contractual Commitments
The following table sets forth the non-cancelable material contractual commitments under manufacturing-related supplier arrangements as of June 30, 2021 (in thousands):

Party	Total commitments	Expiry date
Brammer Bio MA - a Thermo Fisher Scientific Inc. subsidiary	$4,579	December 2021
Lonza Netherlands, B.V.	9,513	December 2022
Total contractual commitments	$14,092
The Company also had $0.9 million of license obligations related to its intellectual property as of June 30, 2021.

NOTE 8—STOCK-BASED COMPENSATION
The following table shows total stock-based compensation expense included in the Condensed Consolidated Statements of Operations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Research and development	$5,458	$3,578	$9,710	$6,417
General and administrative	4,025	3,186	7,297	5,967
Total stock-based compensation expense	$9,483	$6,764	$17,007	$12,384

NOTE 9—STOCKHOLDERS’ EQUITY
At-the-Market Offering Agreement
In August 2020, the Company entered into an Open Market Sale Agreement℠ with Jefferies LLC (“Jefferies”) with respect to an at-the-market offering program under which the Company may offer and sell, from time to time at its sole discretion, shares of the Company’s common stock having an aggregate offering price of up to $150.0 million through Jefferies as the Company’s sales agent or principal. The Company is not obligated to sell any shares under the sales agreement. During the three and six months ended June 30, 2021, the Company sold 770,465 and 1,805,227 shares of its common stock for net proceeds of approximately $9.1 million, and $24.7 million, respectively, of which approximately $2.5 million was received in July 2021 and recorded within prepaid expenses and other current assets on the Company’s Condensed Consolidated Balance Sheets.
NOTE 10—ACQUISITION OF SANGAMO THERAPEUTICS FRANCE S.A.S.
In 2018, Sangamo entered into various agreements with the goal of eventually acquiring 100% of Sangamo France’s share capital, including arrangements with the holders of approximately 477,000 free shares of Sangamo France pursuant to which the Company had the right to purchase such shares from the holders, and such holders had the right to sell to the Company such shares from time to time through mid-2021. As of June 30, 2021, the Company acquired all of the 477,000 free shares, resulting in 100% ownership of Sangamo France.
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
There was no goodwill impairment during any of the periods presented and, as noted below, all of the non-controlling interest on the October 2018 acquisition date was subsequently acquired by the Company.
Non-Controlling Interest
Prior to the acquisition of all the free shares, the fair value of the remaining non-controlling interest was determined based on the number of outstanding free shares comprising the non-controlling interest and the $2.99 acquisition price per share as of the October 2018 acquisition date. The non-controlling interest was presented as a component of stockholders’ equity on the Company’s Condensed Consolidated Balance Sheets. As of June 30, 2021, upon acquisition of 100% of ordinary shares of Sangamo France, the carrying amount of the non-controlling interest was recorded as additional paid-in capital on the Company’s Condensed Consolidated Balance Sheets.
Non-controlling interest as of June 30, 2021 was as follows (in thousands):

Total
Balance at December 31, 2020	$(868)
Fair value of additional shares acquired	(64)
Loss attributable to non-controlling interest	(11)
Buy-out of non-controlling interest	943
Balance at June 30, 2021	$—

ITEM  2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The discussion in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contains trend analysis, estimates and other forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements reflect our current views with respect to future events, are based on assumptions and involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements. When reviewing the discussion below, you should keep in mind the substantial risks and uncertainties that could impact our business. In particular, we encourage you to review the risks and uncertainties summarized under “Special Note Regarding Forward-Looking Statements” that appears in the forepart of this report and as discussed in more detail under “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2020 as filed with the Securities and Exchange Commission on February 24, 2021, or the 2020 Annual Report, as supplemented by the risks and uncertainties described under “Risk Factors” in Part II, Item 1A of this Quarterly Report. You should also read the following discussion and analysis in conjunction with our Condensed Consolidated Financial Statements and accompanying notes included in this report and the Consolidated Financial Statements and accompanying notes thereto included in our 2020 Annual Report.
Overview
We are a clinical-stage genomic medicine company committed to translating ground-breaking science into medicines that transform the lives of patients with serious diseases. We plan to deliver on this mission through development of our clinical and preclinical product candidates based on our novel science and our in-house manufacturing capabilities.
Our current clinical-stage product candidates are:
•Giroctocogene fitelparvovec, also known as SB-525, our lead product candidate, is a gene therapy for the treatment of hemophilia A and is currently being evaluated in the registrational Phase 3 AFFINE clinical trial. We are developing giroctocogene fitelparvovec with our collaborator Pfizer Inc., or Pfizer;
•ST-920, our wholly-owned gene therapy product candidate for the treatment of Fabry disease, is currently being evaluated in our Phase 1/2 STAAR clinical study;
•SAR445136, formerly known as BIVV003, our cell therapy product candidate for the treatment of sickle cell disease, is currently being evaluated in our Phase 1/2 PRECIZN-1 clinical study. We are developing SAR445136 with our collaborator Sanofi S.A., or Sanofi;
•ST‑400, our cell therapy product candidate for the treatment of transfusion dependent beta thalassemia, is currently being evaluated in our Phase 1/2 Thales clinical study. We are developing ST‑400 with our collaborator Sanofi; and
•TX200, our wholly-owned Chimeric Antigen Receptor, or CAR, engineered regulatory T cell, or CAR-Treg, cell therapy product candidate for the treatment of HLA-A2 mismatched kidney transplant rejection is currently being evaluated in our Phase 1/2 STEADFAST clinical study.
Moreover, we are focusing our preclinical development in two priority areas: (i) CAR-Treg cell therapies for autoimmune disorders such as inflammatory bowel disease and multiple sclerosis, and (ii) genome engineering therapies for central nervous system, or CNS, diseases such as Alzheimer’s, autism spectrum disorder and amyotrophic lateral sclerosis, some of which we are developing with our collaborators Biogen MA, Inc. and Biogen International GmbH, which we refer to together as Biogen, Novartis Institutes for BioMedical Research, Inc., or Novartis, and Pfizer.
Our multiple collaborations with biopharmaceutical companies bring us important financial and strategic benefits and reinforce the potential of our research and development efforts and our zinc finger protein, or ZFP, technology platform. They leverage our collaborators’ therapeutic and clinical expertise and commercial resources with the goal to bring our medicines more rapidly to patients. We believe these collaborations reflect of the value of our ZFP technology platform and will potentially expand the addressable markets of our product candidates. To date, we have received approximately $815.0 million in upfront licensing fees, milestone payments, and proceeds from sale of our common stock to collaborators, and we are eligible to earn up to $7.0 billion in future milestone payments from our collaborations, in addition to potential product royalties.
We believe that our current and future in-house manufacturing capacity provides us a competitive advantage. We currently operate an in-house adeno-associated virus, or AAV, manufacturing facility in our Brisbane, California headquarters, and are building cell therapy manufacturing facilities in Brisbane, California and Valbonne, France, both of which we expect to be operational by the end of 2021. We believe our manufacturing strategy, which leverages in-house manufacturing and the resources of our contracting manufacturing organizations, or CMOs, provides us flexibility, quality, control and the necessary capacity.

Business Updates
•We recently dosed the fourth patient in our Phase 1/2 STAAR clinical study of ST‑920, our wholly-owned gene therapy product candidate for the treatment of Fabry disease. Based on initial safety data from the patients dosed to date, the Safety Monitoring Committee recommended dose escalating to the third dose as planned under the study protocol. We are currently screening patients for the third dose cohort, and we expect to dose the first two patients in this third cohort by the end of this year. We will make a decision on when to first present the initial data from this study depending on clinical timelines and will publicly announce our plans when available.
•Biogen recently selected a fourth neurological disease gene target under our collaboration agreement, and we have begun early research activities on therapies addressing this target.
•In order to focus resources on preclinical programs in our two priority areas of CAR-Treg cell therapies for autoimmune disorders and genome engineering therapies for CNS diseases, we recently made the business decision to discontinue our phenylketonuria gene therapy research program.
•We appointed Prathyusha Duraibabu, CPA, MBA as Senior Vice President and Chief Financial Officer, effective June 1, 2021. Ms. Duraibabu has served as our Principal Financial Officer since March 2021 and Principal Accounting Officer since June 2019.
•We appointed Scott Willoughby as Senior Vice President, General Counsel & Corporate Secretary, effective August 2, 2021. Mr. Willoughby has served as our Vice President, Corporate Law since March 2020.
Estimated Impacts of Evolving COVID-19 Pandemic
We have experienced and continue to experience impacts from the evolving COVID-19 pandemic on our business and operations and could continue to experience these or potentially more severe impacts for the rest of the 2021 as the pandemic evolves in the United States, France, United Kingdom and locations of our clinical studies and trials. We continue to conduct business operations pursuant to a modified operating plan that includes enhanced workplace safety protocols and modified working schedules in our laboratories. Employees who are able to fulfill their job duties working from home are required to work from home, and have been doing so since March 2020, although we are currently planning a phased return to the office for most employees. These protocols and modifications have slowed our productivity and disrupted our business to a moderate degree and are likely to continue doing so through 2021. For example, we have experienced periodic short-term disruptions to our onsite laboratory and manufacturing operations while addressing positive cases of COVID-19 by onsite workers, and our laboratory and manufacturing operations could experience longer term disruptions in the future in the event of a significant outbreak of COVID-19 among our onsite workers. Moreover, from time to time, we have been required to reorganize and prioritize our research resources to mitigate moderate COVID-19 impacts arising from travel restrictions, laboratory density restrictions and laboratory supply constraints. If our research programs encounter longer-term disruptions, it could impact our ability to support our biopharmaceutical partners as contemplated in our collaboration agreements and could result in adjustments to our research timelines, although we do not believe that the short-term disruptions to date have resulted in any such impacts.
Additionally, our Phase 1/2 STAAR clinical study evaluating ST-920 has experienced and continues to experience delays in its timeline due in part to COVID-19 impacts and the diversion of healthcare resources to fight the pandemic. For example, we estimate that the opening of the first clinical trial site in the United Kingdom for this study experienced a delay of approximately one year due to the significant prevalence of COVID-19 in the United Kingdom. Additionally, we have experienced delays in recruiting, enrolling and dosing patients for this study at our U.S. trial sites, due in part to the hesitation of patients to travel by plane to trial sites not within driving distance and to enter medical facilities during the pandemic and also due in part to trial sites prioritizing COVID-19 clinical care over research activities such as the STAAR study. The study has also experienced delays when certain patients have decided to take the COVID-19 vaccine prior to enrollment or dosing in the study. Moreover, we have experienced some short-term delays in sourcing the necessary raw materials to manufacture supplies for the STAAR study due to COVID-19 impacts. We estimate that these challenges have set back our STAAR study timelines three to six months. Clinical timelines for this study could be revised again if COVID-19 impacts to our recruitment, screening, enrollment and dosing of patients and to our sourcing of raw materials for this study intensify because of vaccination delays, new COVID-19 variants or unexpected events.
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

With respect to our partnered programs, the timelines for the studies and trials managed by our collaborators are also subject to potential delay in the future if these studies and trials experience similar challenges that we have experienced and continue to experience in our STAAR and STEADFAST studies.
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
We do not anticipate any material negative impact on our financial condition in 2021 as a result of the COVID-19 pandemic. We believe we are well positioned financially in the near term to execute on our wholly-owned and partnered research and clinical programs. As of June 30, 2021, we had $578.9 million in cash, cash equivalents and marketable securities. Although we believe we are well capitalized currently, the effects of the evolving pandemic could result in disruption of global financial markets, impairing our ability to access capital, which could negatively affect our liquidity in the future. We do not currently anticipate any material impairments to the valuation of the financial assets or goodwill on our balance sheet as a result of the COVID-19 pandemic. We do not believe that the remote workplace arrangements we have implemented for our office-based employees have affected our financial reporting or control systems.
The extent to which the COVID-19 pandemic will impact our business, operations and financial condition, either directly or indirectly, will depend on future developments that remain highly uncertain at the present time. These developments include the ultimate duration and severity of the pandemic, the impacts of new COVID-19 variants, travel restrictions, new public health restrictions in the United States, France, United Kingdom and other countries, business closures or business disruptions and the effectiveness and timeliness of actions taken in the United States, France, United Kingdom and other countries to contain and treat the disease, including the effectiveness and timing of vaccination programs. The surge of new variants of the virus has resulted and may in the future result in the return of prior orders and restrictions or new quarantine and shelter-in-place orders or other restrictions. As our understanding of events evolves and additional information becomes available, we may materially change our guidance relating to our revenues, expenses and timelines for manufacturing, clinical trials and research and development.
Certain Components of Results of Operations
Our revenues have consisted primarily of revenues from upfront licensing fees, reimbursements for research services, milestone achievements and research grant funding. We expect revenues to continue to fluctuate from period to period and there can be no assurance that new collaborations or partner reimbursements will continue beyond their initial terms or that we are able to meet the milestones specified in these agreements.
We have incurred net losses since inception and expect to incur losses for at least the next several years as we continue our research and development activities. To date, we have funded our operations primarily through the issuance of equity securities and revenues from collaborations and research grants.
We expect to continue to devote substantial resources to research and development in the future and expect research and development expenses to increase in the next several years if we are successful in advancing our product candidates from research stage through clinical trials. Pursuant to the terms of our agreements with Biogen, Kite Pharma, Inc., or Kite, Novartis and Sanofi, certain expenses related to research and development activities will be reimbursed to us. The reimbursement funds to be received from Biogen, Kite, Novartis and Sanofi will be recognized as revenue as the related costs are incurred and collection is reasonably assured.
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
There have been no significant changes in our critical accounting policies and estimates during the three and six months ended June 30, 2021, as compared to the critical accounting policies and estimates disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our 2020 Annual Report.
Results of Operations for the Three and Six Months Ended June 30, 2021 and 2020
Revenues

	Three Months Ended June 30,				Six Months Ended June 30,
	(in thousands, except percentage values)				(in thousands, except percentage values)
	2021	2020	Change	%	2021	2020	Change	%
Revenues	$27,872	$21,553	$6,319	29%	$54,152	$34,629	$19,523	56%
Total revenues consisted of revenues from collaboration agreements and research grants. We anticipate revenues over the next several years will be derived primarily from our collaboration agreements with Biogen, Kite, Novartis, Pfizer and Sanofi as we continue to recognize upfront and milestone payments received under such agreements over time.
The increase of $6.3 million in revenues for the three months ended June 30, 2021, compared to the same period in 2020, was primarily due to the recognition of upfront license fees and research revenue of $9.6 million under our collaboration agreement with Novartis, which became effective in July 2020, and an increase of $2.6 million in revenue related to our collaboration agreement with Biogen. These increases were partially offset by a decrease of $3.8 million in revenue related to our giroctocogene fitelparvovec and C9ORF72 collaboration agreements with Pfizer driven by completion of activities under these collaborations as of December 31, 2020, a decrease of $1.1 million in revenue related to our collaboration agreement with Kite, and a decrease of $0.9 million in revenue related to our collaboration agreement with Sanofi.
The increase of $19.5 million in revenues for the six months ended June 30, 2021, compared to the same period in 2020, was primarily due to the recognition of upfront license fees and research revenue of $13.0 million and $17.4 million under our collaboration agreements with Biogen and Novartis, respectively. These increases were partially offset by a decrease of $7.4 million in revenue related to our giroctocogene fitelparvovec and C9ORF72 collaboration agreements with Pfizer driven by completion of activities under these collaborations as of December 31, 2020, and a decrease of $2.0 million in revenue related to our collaboration agreement with Kite.
Operating expenses

	Three Months Ended June 30,				Six Months Ended June 30,
	(in thousands, except percentage values)				(in thousands, except percentage values)
	2021	2020	Change	%	2021	2020	Change	%
Operating expenses:
Research and development	$60,086	$41,523	$18,563	45%	$116,520	$83,002	$33,518	40%
General and administrative	16,486	17,927	(1,441)	(8%)	32,634	34,046	(1,412)	(4%)
Total operating expenses	$76,572	$59,450	$17,122	29%	$149,154	$117,048	$32,106	27%
Research and Development Expenses
Research and development expenses consisted primarily of compensation related expenses, including stock-based compensation, laboratory supplies, preclinical and clinical studies, manufacturing clinical supply, contracted research, allocated facilities and information technology expenses.
The increase of $18.6 million in research and development expenses for the three months ended June 30, 2021, compared to the same period in 2020, was primarily driven by an $8.6 million increase in preclinical, clinical and lab supply expenses due to the timing of our trials and increased activity attributed to our new collaborations, a $5.0 million increase in compensation expense as a result of increased headcount to support our programs, clinical trials and start-up of our manufacturing operations, and a $4.0 million increase in manufacturing and overhead costs as we ramp up our internal manufacturing operations. Stock-based compensation expense included in research and development expenses was $5.5 million and $3.6 million for the three months ended June 30, 2021 and 2020, respectively.
The increase of $33.5 million in research and development expenses for the six months ended June 30, 2021, compared to the same period in 2020, was primarily driven by a $13.8 million increase in preclinical, clinical and lab supply expenses due to the timing of our trials and increased activity attributed to our new collaborations, an $11.8 million increase in compensation expense as a result of increased headcount to support our programs, clinical trials and start-up of our manufacturing operations, and an $8.0 million increase in manufacturing and overhead costs as we ramp up our internal manufacturing operations. Stock-based compensation expense included in research and development expenses was $9.7 million and $6.4 million for the six months ended June 30, 2021 and 2020, respectively.
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
Our potential therapeutic products are subject to a lengthy and uncertain regulatory process that may not result in our receipt of any necessary regulatory approvals. Failure to receive the necessary regulatory approvals would prevent us from commercializing the product candidates affected. In addition, clinical trials of our product candidates may fail to demonstrate safety and efficacy, which could prevent or significantly delay regulatory approval. The full extent of the impact of the COVID-19 pandemic on our business, operations and financial results will depend on numerous evolving factors that we may not be able to accurately predict. A discussion of the risks and uncertainties with respect to our research and development activities, including completing the development of our product candidates, and the consequences to our business, financial position and growth prospects can be found in “Risk Factors” in Part I, Item 1A of the 2020 Annual Report, as supplemented by the risks and uncertainties described under “Risk Factors” in Part II, Item 1A of this Quarterly Report.
General and Administrative Expenses
General and administrative expenses consist primarily of compensation related expenses including stock-based compensation for executive, legal, finance and administrative personnel, professional fees, allocated facilities and information technology expenses, and other general corporate expenses.
The decrease of $1.4 million in general and administrative expenses for the three months ended June 30, 2021, compared to the same period in 2020, was primarily due to a $1.7 million decrease in legal and professional fees. Stock-based compensation expense included in general and administrative expenses was $4.0 million and $3.2 million for the three months ended June 30, 2021 and 2020, respectively.
The decrease of $1.4 million in general and administrative expenses for the six months ended June 30, 2021, compared to the same period in 2020, was primarily due to a $1.6 million decrease in legal and professional fees. Stock-based compensation expense included in general and administrative expenses was $7.3 million and $6.0 million for the six months ended June 30, 2021 and 2020, respectively.
As we continue to build out our product portfolio and advance our product candidates into the clinic, we expect higher general and administrative expenses to support the growth of the business.
Interest and other income, net
Interest and other income, net, decreased by $0.4 million for the three months ended June 30, 2021, compared to the same period in 2020, primarily due to a decrease of $1.1 million in interest income reflecting the decline in market interest rates, partially offset by an increase of $0.7 million in research tax credits earned by Sangamo France.
Interest and other income, net, decreased by $1.3 million for the six months ended June 30, 2021, compared to the same period in 2020, primarily due to a decrease of $2.5 million in interest income reflecting the decline in market interest rates, partially offset by an increase of $1.4 million in research tax credits earned by Sangamo France.

Liquidity and Capital Resources
Liquidity
Since inception, we have incurred significant net losses and we have funded our operations primarily through the issuance of equity securities, payments from corporate collaborators and strategic partners and research grants.
As of June 30, 2021, we had cash, cash equivalents, and marketable securities totaling $578.9 million compared to $692.0 million as of December 31, 2020. Our most significant use of capital was for employee compensation and external research and development expenses, such as manufacturing, clinical trials and preclinical activity related to our therapeutic programs. Our cash and investment balances are held in a variety of interest-bearing instruments, including U.S. government-sponsored entity debt securities, commercial paper, money market funds, corporate debt securities, asset-backed securities and certificates of deposit. Cash in excess of immediate requirements is invested in accordance with our investment policy with a view toward capital preservation and liquidity.
In August 2020, we entered into an Open Market Sale Agreement, or the sales agreement, with Jefferies LLC, or Jefferies, providing for the sale of up to $150.0 million of our common stock from time to time in “at-the-market” offerings under an existing shelf registration statement. During the six months ended June 30, 2021, we sold 1,805,227 shares of our common stock under the sales agreement for net proceeds of approximately $24.7 million, of which approximately $2.5 million was received in July 2021 and recorded within prepaid expenses and other current assets on our Condensed Consolidated Balance Sheets.
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
Cash Flows
Operating activities
Net cash used in operating activities was $121.1 million for the six months ended June 30, 2021, primarily reflecting our net loss of $93.1 million and a decrease in deferred revenues of $41.5 million. These decreases were partially offset by $21.1 million of non-cash expenses related to stock-based compensation and depreciation and amortization and an increase in prepaid expenses and other assets by $4.4 million. Net cash provided by operating activities was $141.1 million for the six months ended June 30, 2020, primarily reflecting an increase in deferred revenues of $178.9 million driven by cash received in connection with the Biogen collaboration agreement, a decrease in accounts receivable of $31.3 million and stock-based compensation of $12.4 million and other activities, partially offset by our net loss of $78.9 million.
Investing activities
Net cash provided by investing activities was $134.6 million for the six months ended June 30, 2021, mostly related to net maturities, sales and purchases of marketable securities, partially offset by $15.2 million purchases of property and equipment. The increase in cash provided by investing activities during the six months ended June 30, 2021, compared to the same period in 2020, was mostly due to an increase in net maturities, sales and purchases of marketable securities, partially offset by purchases of property and equipment.
Financing activities
Net cash provided by financing activities was $25.3 million for the six months ended June 30, 2021, mostly related to $22.9 million of proceeds from the at-the-market offering, net of offering expenses of $0.7 million. The decrease of $119.3 million in cash provided in financing activities during the six months ended June 30, 2021 compared to the same period in 2020, was mostly due to the proceeds from issuance of common stock in connection with the Biogen collaboration agreement, net of issuance costs, in April 2020, of $142.6 million, partially offset by the net proceeds from our at-the-market offering of $22.2 million in the six months ended June 30, 2021.
Operating Capital and Capital Expenditure Requirements
We anticipate continuing to incur operating losses for at least the next several years. While we expect our rate of cash usage to increase in the future, in particular to support our product development endeavors, we currently believe that our available cash, cash equivalents and marketable securities and expected revenues from collaborations, strategic partners and research grants, will be adequate to fund our currently planned operations through at least the next 12 months from the date the Condensed Consolidated Financial Statements are issued. Although we believe we are well capitalized currently, the effects of the ongoing COVID-19 pandemic could result in significant disruption of global financial markets, impairing our ability to access capital, which could in the future negatively affect our liquidity. Future capital requirements beyond the next 12 months will be substantial, and we will need to raise substantial additional capital to fund the development, manufacturing and potential commercialization of our product candidates through equity or debt financing. In addition, as we focus our efforts on proprietary human therapeutics, we will need to seek United States Food and Drug Administration, or FDA, approvals of our product candidates, a process that could cost in excess of hundreds of millions of dollars per product. We regularly consider fund-raising opportunities and may decide, from time to time, to raise capital based on various factors, including market conditions and our plans of operation. Additional capital may not be available on terms acceptable to us, or at all. If adequate funds are not available, or if the terms of potential funding sources are unfavorable, our business and our ability to advance our product candidate pipeline would be harmed. Furthermore, any sales of additional equity securities, including sales pursuant to our at-the-market offering program, may result in dilution to our stockholders, and any debt financing may include covenants that restrict our business.
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
Contractual Obligations
Our future minimum contractual obligations as of December 31, 2020 were reported in the 2020 Annual Report. Other than as described below, during the six months ended June 30, 2021, there have been no other material changes outside the ordinary course of our business from the contractual obligations previously disclosed in our 2020 Annual Report.
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
The securities in our investment portfolio are not leveraged and are classified as available-for-sale. The majority of these available-for-sale securities are short-term in nature and subject to minimal interest rate risk. Our investments currently consist of U.S. government-sponsored entity debt securities, commercial paper, corporate debt securities, asset-backed securities and certificates of deposit. Our investment policy, approved by our Board of Directors, limits the amount we may invest in any one type of investment issuer, thereby reducing credit risk concentrations. All investments have a fixed interest rate and are carried at market value, which approximates cost. We do not use derivative financial instruments in our investment portfolio. We do not believe that a change in interest rates would have a material negative impact on the value of our investment portfolio. Our market risks at June 30, 2021 have not changed materially from those discussed in Item 7A of our 2020 Annual Report.
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
Under the supervision of our principal executive officer and principal financial officer, we evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of June 30, 2021. Based on that evaluation, as of June 30, 2021, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level.
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
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM  1.    LEGAL PROCEEDINGS
We are not party to any material pending legal proceedings. From time to time, we may be involved in legal proceedings arising in the ordinary course of business.

ITEM  1A.    RISK FACTORS
Below we are providing, in supplemental form, changes to our risk factors from those previously disclosed in Part I, Item 1A of the 2020 Annual Report. Our risk factors disclosed in Part I, Item 1A of the 2020 Annual Report provide additional discussion about these supplemental risks and we encourage you to read and carefully consider the risk factors disclosed in Part I, Item 1A of the 2020 Annual Report for a more complete understanding of the risks and uncertainties material to our business.
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
•delays in opening clinical trial sites or obtaining required institutional review board, or IRB, or independent ethics committee approval at each clinical trial site, such as the delays we have experienced opening the clinical trial sites in the United Kingdom for our Phase 1/2 STAAR clinical study evaluating ST-920, our wholly-owned gene therapy product candidate for the treatment of Fabry disease, due to the diversion of healthcare resources to address the evolving COVID-19 pandemic;
•delays in recruiting, screening and enrolling suitable patients to participate in our clinical trials and dosing enrolled patients, such as the delays we have recently experienced and continue to experience in recruiting, screening, enrolling and dosing patients for our Phase 1/2 STAAR clinical study evaluating ST-920 due to challenges related to the COVID-19 pandemic and Brexit, patients reconsidering their participation in the study and the limited number of screening sites, among other reasons;
•delays in clinical trial activities due to the evolving COVID-19 global pandemic and the diversion of healthcare resources to fight the pandemic, such as the delays that have previously impacted clinical trial timelines for our Fabry and TX200 programs and delays associated with certain patients deciding to take COVID-19 vaccines prior to enrollment or dosing in the study;
•imposition of clinical holds by regulatory authorities as a result of serious adverse events or after an inspection of clinical trial operations or trial sites;
•failure by us, any CROs we engage or any other third parties to adhere to clinical trial requirements;
•failure to perform in accordance with the Good Clinical Practice regulations of the FDA, or applicable regulatory guidelines in the EU and other countries;
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
We have not yet reached agreement with regulatory authorities on the complete development pathway for certain product candidates, and such authorities have the ability to change decisions or guidance with respect to approvable endpoints, particularly as the technology continues to develop in these areas. For example, we are aware of another company developing a gene therapy to treat hemophilia A that the FDA recommended complete its Phase 3 study and submit two-year follow-up safety and efficacy data on all study participants notwithstanding the company’s contention that it and the FDA had previously agreed on the extent of data necessary to support a biologics license application.
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
Even if a product candidate successfully obtains approval from the FDA and comparable foreign regulatory authorities, any approval might contain significant limitations related to use restrictions for specified age groups, warnings, precautions or contraindications, or may be subject to burdensome post-approval study or risk management requirements. Also, any regulatory approval of our product candidates, once obtained, may be withdrawn. If we are unable to obtain and maintain regulatory approvals for our product candidates in one or more jurisdictions, or if any approval contains significant limitations, we would not be able to generate anticipated revenues and may struggle to become profitable, which would have an adverse effect on our business operations and financial conditions
We may not be able to identify, qualify and enroll sufficient patients for our clinical trials or complete our clinical trials in a timely manner, which could delay or prevent us from proceeding with the development of our product candidates.
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
•potential delays related to the evolving COVID-19 global pandemic and the diversion of healthcare resources to fight the pandemic, including the decision of certain patients to take COVID-19 vaccines prior to enrolling or dosing in the study;
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
The timing of our clinical trials depends on our ability to recruit patients to participate as well as completion of required follow-up periods. There are also a number of other product candidates in development by our competitors, who compete for the same limited patient populations. If we are not able to enroll the necessary number of patients in a timely manner, we may not be able to complete our clinical trials on our desired timelines or at all. For example, we have experienced delays and challenges in recruiting, screening, enrolling and dosing patients for our Phase 1/2 STAAR clinical study evaluating ST-920, our wholly-owned gene therapy product candidate for the treatment of Fabry disease, due to challenges related to the COVID-19 pandemic and Brexit, patients reconsidering their participation in the study and the limited number of screening sites, among other reasons.
In addition, if fewer patients are willing to participate in our clinical trials because of negative publicity from adverse events related to genomic medicines, competitive clinical trials for similar patient populations or for other reasons, the timelines for conducting clinical trials of our product candidates may be delayed. These delays could result in increased costs, limitation or termination of clinical trials, and delays in product development timelines. If we are forced to expand to additional jurisdictions to address these challenges, it could impose additional costs, delays and risks. If we are not successful in conducting our clinical trials as planned, it would have an adverse effect on our business, financial condition, results of operations, prospects and market price of our common stock.
The evolving COVID-19 pandemic has adversely impacted and could continue to adversely impact our business and operations and the business and operations of our collaborators, manufacturers and other business partners.
We have experienced and continue to experience impacts from the evolving COVID-19 pandemic on our business and operations and could continue to experience these or potentially more severe impacts for the rest of the 2021 as the pandemic evolves in the United States, France, United Kingdom and locations of our clinical studies and trials. We continue to conduct business operations pursuant to a modified operating plan that includes enhanced workplace safety protocols and modified working schedules in our laboratories. Employees who are able to fulfill their job duties working from home are required to work from home, and have been doing so since March 2020, although we are currently planning a phased return to the office for most employees. These protocols and modifications have slowed our productivity and disrupted our business to a moderate degree and are likely to continue doing so through 2021. For example, we have experienced periodic short-term disruptions to our onsite laboratory and manufacturing operations while addressing positive cases of COVID-19 by onsite workers, and our laboratory and manufacturing operations could experience longer term disruptions in the future in the event of a significant outbreak of COVID-19 among our onsite workers. Moreover, from time to time, we have been required to reorganize and prioritize our research resources to mitigate moderate COVID-19 impacts arising from travel restrictions, laboratory density restrictions and laboratory supply constraints. If our research programs encounter longer-term disruptions, it could impact our ability to support our biopharmaceutical partners as contemplated in our collaboration agreements and could result in adjustments to our research timelines, although we do not believe that the short-term disruptions to date have resulted in any such impacts.
Additionally, our Phase 1/2 STAAR clinical study evaluating ST-920 has experienced delays in its timeline due in part to COVID-19 impacts and the diversion of healthcare resources to fight the pandemic. For example, we estimate that the opening of the clinical trial site in the United Kingdom for this study experienced a delay of approximately one year due to the significant prevalence of COVID-19 in the United Kingdom. Additionally, we have experienced delays in recruiting, screening, enrolling and dosing patients for this study at our U.S. trial sites, due in part to the hesitation of patients to travel by plane to trial sites not within driving distance and to enter medical facilities during the pandemic and also due in part to trial sites prioritizing COVID-19 clinical care over research activities such as the STAAR study. Moreover, we have experienced some short-term delays in sourcing the necessary raw materials to manufacture supplies for the STAAR study due to COVID-19 impacts. We estimate that these challenges have set back our STAAR study timelines three to six months. Clinical timelines for this study could be revised again if COVID-19 impacts to our recruitment, screening, enrollment and dosing of patients and to our sourcing of raw materials for this study intensify because of vaccination delays, new COVID-19 variants or unexpected events.
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
The extent to which the COVID-19 pandemic will impact our business, operations and financial condition, either directly or indirectly, will depend on future developments that remain highly uncertain at the present time. These developments include the ultimate duration and severity of the pandemic, the impacts of new COVID-19 variants, travel restrictions, any new public health restrictions in the United States, France, United Kingdom and other countries, business closures or business disruptions and the effectiveness and timeliness of actions taken in the United States, France, United Kingdom and other countries to contain and treat the disease, including the effectiveness and timing of vaccination programs. The surge of new variants of the virus has resulted and may in the future result in the return of prior orders and restrictions or new quarantine and shelter-in-place orders or other restrictions. As our understanding of events evolves and additional information becomes available, we may materially change our guidance relating to our revenues, expenses and timelines for manufacturing, clinical trials and research and development.
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
In addition, to the extent the evolving COVID-19 pandemic continues to adversely affect our business and results of operations, it may also have the effect of heightening many of the other risks and uncertainties described in this “Risk Factors” section and in the risk factors disclosed in Part I, Item 1A of the 2020 Annual Report.
We are in the process of growing the size of our organization globally, and we have experienced and may continue to experience difficulties in hiring, integrating and retaining qualified skilled employees.
The growth and stability of our organization is critical to our ability to successfully achieve our strategic objectives. We may not be able to hire, integrate and retain a sufficient number of qualified employees with the appropriate levels of experience and skills to accomplish our growth objectives.
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
We are dependent on certain key members of our executive team and certain of our scientific, clinical development and manufacturing personnel, the loss of whose services may impede the progress of our research, development, manufacturing and regulatory efforts. For example, in 2021, our former Chief Financial Officer and our former General Counsel, as well as several other senior finance and legal employees, resigned from Sangamo to pursue opportunities at various other biotechnology companies. We could experience resignations of other executives and employees in the future given the intensity of the competition for talent in the biotechnology industry, particularly in the San Francisco Bay Area. Additional resignations could result in more significant disruptions and threats to our growth and stability. While we have entered into employment agreements with each of our executive officers, any of them could leave our employment at any time, as all of our employees are “at will” employees. We do not have “key person” insurance on any of our employees.

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

3.3		Fourth Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed December 15, 2020).

10.1#+		Letter Agreement between the Company and Prathyusha Duraibabu dated as of May 21, 2021.

31.1+		Rule 13a — 14(a) Certification of Principal Executive Officer.

31.2+		Rule 13a — 14(a) Certification of Principal Financial Officer.

32.1+	*	Certifications Pursuant to 18 U.S.C. Section 1350.

101.INS		XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH		Inline XBRL Taxonomy Extension Schema Document

101.CAL		Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF		Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB		Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE		Inline XBRL Taxonomy Extension Presentation Linkbase Document

104		The cover page from Sangamo’s Quarterly Report on Form 10-Q for the three months ended June 30, 2021 is formatted in Inline XBRL and it is contained in Exhibit 101
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
Dated: August 5, 2021

SANGAMO THERAPEUTICS, INC.

/s/ ALEXANDER D. MACRAE
Alexander D. Macrae
President and Chief Executive Officer
(Duly Authorized Officer and Principal Executive Officer)

/s/ PRATHYUSHA DURAIBABU
Prathyusha Duraibabu
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)