Form 10-Q
period 2021-09-30
SANGAMO THERAPEUTICS, INC
filed 2021-11-04
CIK 1001233

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________
FORM 10-Q
________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐     No   ☒
As of November 1, 2021, 145,674,591 shares of the issuer’s common stock, par value $0.01 per share, were outstanding.

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
In some cases, you can identify forward-looking statements by use of future dates or by terms such as: “anticipates,” “believes,” “continues,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “seeks,” “should,” “will,” “likely,” “ongoing,” “project,” “assume,” “target,” “forecast,” “guidance,” “objective,” “aim,” “goal” and similar expressions intended to identify forward-looking statements. These statements reflect our current views with respect to future events, are based on assumptions and involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements. These risks and uncertainties include, without limitation:
•We are a clinical-stage biotechnology company with no approved products or product revenues. Our success depends substantially on clinical trial results demonstrating safety and efficacy of our product candidates and durability of therapeutic effects to the satisfaction of regulatory authorities. Obtaining positive clinical trial results and regulatory approvals is expensive, lengthy, challenging and unpredictable and may be subject to significant delays or never occur for any product candidates.
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

PART I. FINANCIAL INFORMATION
ITEM  1.    FINANCIAL STATEMENTS
SANGAMO THERAPEUTICS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited; in thousands)

	September 30, 2021	December 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$176,954	$131,329
Marketable securities	246,459	510,094
Interest receivable	620	1,035
Accounts receivable	7,967	5,224
Prepaid expenses and other current assets	15,396	11,986
Total current assets	447,396	659,668
Marketable securities, non-current	95,631	50,530
Property and equipment, net	50,816	41,324
Intangible assets	54,928	58,128
Goodwill	40,530	42,798
Operating lease right-of-use assets	66,227	71,045
Other non-current assets	15,370	13,557
Restricted cash	1,500	1,500
Total assets	$772,398	$938,550
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,982	$12,553
Accrued compensation and employee benefits	18,646	20,738
Other accrued liabilities	14,816	18,612
Deferred revenues	90,454	91,644
Total current liabilities	131,898	143,547
Deferred revenues, non-current	183,943	245,045
Long-term portion of lease liabilities	36,121	38,396
Deferred income tax	6,789	7,185
Other non-current liabilities	7,631	7,011
Total liabilities	366,382	441,184
Commitments
Stockholders’ equity:
Preferred stock	—	—
Common stock	1,455	1,421
Additional paid-in capital	1,323,955	1,269,375
Accumulated deficit	(918,771)	(777,981)
Accumulated other comprehensive (loss) income	(623)	5,419
Total Sangamo Therapeutics, Inc. stockholders’ equity	406,016	498,234
Non-controlling interest	—	(868)
Total stockholders’ equity	406,016	497,366
Total liabilities and stockholders’ equity	$772,398	$938,550
See accompanying Notes to Condensed Consolidated Financial Statements.

SANGAMO THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited; in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenues	$28,563	$57,763	$82,715	$92,392
Operating expenses:
Research and development	62,498	45,287	179,018	128,289
General and administrative	14,501	16,177	47,135	50,223
Total operating expenses	76,999	61,464	226,153	178,512
Loss from operations	(48,436)	(3,701)	(143,438)	(86,120)
Interest and other income, net	834	2,430	3,010	5,910
Loss before taxes	(47,602)	(1,271)	(140,428)	(80,210)
Income tax expense	86	237	373	237
Net loss	(47,688)	(1,508)	(140,801)	(80,447)
Net income (loss) attributable to non-controlling interest	—	42	(11)	(55)
Net loss attributable to Sangamo Therapeutics, Inc. stockholders	$(47,688)	$(1,550)	$(140,790)	$(80,392)
Basic and diluted net loss per share attributable to Sangamo Therapeutics, Inc. stockholders	$(0.33)	$(0.01)	$(0.98)	$(0.61)
Shares used in computing basic and diluted net loss per share attributable to Sangamo Therapeutics, Inc. stockholders	145,399	141,100	144,173	132,079
See accompanying Notes to Condensed Consolidated Financial Statements.

SANGAMO THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited; in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net loss	$(47,688)	$(1,508)	$(140,801)	$(80,447)
Foreign currency translation adjustment, net of tax	(2,565)	3,839	(6,006)	3,989
Unrealized (loss) gain on marketable securities, net of tax	(45)	(633)	(36)	13
Comprehensive (loss) income	(50,298)	1,698	(146,843)	(76,445)
Comprehensive income (loss) attributable to non-controlling interest	—	42	(11)	(55)
Comprehensive (loss) income attributable to Sangamo Therapeutics, Inc.	$(50,298)	$1,656	$(146,832)	$(76,390)
See accompanying Notes to Condensed Consolidated Financial Statements.

SANGAMO THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited; in thousands, except share amounts)

	Three Months Ended September 30, 2021
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Non- Controlling Interest	Total Stockholders’ Equity
	Shares	Amount
Balances at June 30, 2021	145,106,901	$1,451	$1,313,102	$(871,083)	$1,987	$—	$445,457
Issuance of common stock in connection with at-the-market offering, net of offering expenses	202,705	2	2,365	—	—	—	2,367
Issuance of common stock upon exercise of stock options and in connection with restricted stock units, net of tax	206,970	2	615	—	—	—	617
Stock-based compensation	—	—	7,873	—	—	—	7,873
Foreign currency translation adjustment	—	—	—	—	(2,565)	—	(2,565)
Net unrealized loss on marketable securities, net of tax	—	—	—	—	(45)	—	(45)
Net loss	—	—	—	(47,688)	—	—	(47,688)
Balances at September 30, 2021	145,516,576	$1,455	$1,323,955	$(918,771)	$(623)	$—	$406,016

	Nine Months Ended September 30, 2021
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Non- Controlling Interest	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2020	142,063,203	$1,421	$1,269,375	$(777,981)	$5,419	$(868)	$497,366
Issuance of common stock in connection with at-the-market offering, net of offering expenses	2,007,932	20	27,079	—	—	—	27,099
Issuance of common stock upon exercise of stock options and in connection with restricted stock units, net of tax	1,200,871	12	1,582	—	—	—	1,594
Issuance of common stock under employee stock purchase plan	244,570	2	2,052	—	—	—	2,054
Stock-based compensation	—	—	24,880	—	—	—	24,880
Acquisition of additional shares of Sangamo France	—	—	(70)	—	—	(64)	(134)
Foreign currency translation adjustment	—	—	—	—	(6,006)	—	(6,006)
Net unrealized loss on marketable securities, net of tax	—	—	—	—	(36)	—	(36)
Buy-out of non-controlling interest	—	—	(943)	—	—	943	—
Net loss	—	—	—	(140,790)	—	(11)	(140,801)
Balances at September 30, 2021	145,516,576	$1,455	$1,323,955	$(918,771)	$(623)	$—	$406,016
See accompanying Notes to Condensed Consolidated Financial Statements.

SANGAMO THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited; in thousands, except share amounts)

	Three Months Ended September 30, 2020
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Non- Controlling Interest	Total Stockholders’ Equity
	Shares	Amount
Balances at June 30, 2020	140,973,277	$1,410	$1,247,527	$(735,827)	$(1,653)	$(251)	$511,206
Issuance of common stock upon exercise of stock options and in connection with restricted stock units, net of tax	239,553	2	1,614	—	—	—	1,616
Stock-based compensation	—	—	6,682	—	—	—	6,682
Acquisition of additional shares of Sangamo France	—	—	—	—	—	(321)	(321)
Foreign currency translation adjustment	—	—	—	—	3,839	—	3,839
Net unrealized loss on marketable securities, net of tax	—	—	—	—	(633)	—	(633)
Net (loss) income	—	—	—	(1,550)	—	42	(1,508)
Balances at September 30, 2020	141,212,830	$1,412	$1,255,823	$(737,377)	$1,553	$(530)	$520,881

	Nine Months Ended September 30, 2020
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Non- Controlling Interest	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2019	115,972,708	$1,160	$1,090,828	$(656,985)	$(2,449)	$185	$432,739
Issuance of common stock upon exercise of stock options and in connection with restricted stock units, net of tax	648,660	6	2,462	—	—	—	2,468
Issuance of common stock under employee stock purchase plan	171,305	2	1,185	—	—	—	1,187
Issuance of common stock in connection with the Biogen collaboration agreement, net of issuance costs	24,420,157	244	142,282	—	—	—	142,526
Stock-based compensation	—	—	19,066	—	—	—	19,066
Acquisition of additional shares of Sangamo France	—	—	—	—	—	(660)	(660)
Foreign currency translation adjustment	—	—	—	—	3,989	—	3,989
Net unrealized gain on marketable securities, net of tax	—	—	—	—	13	—	13
Net loss	—	—	—	(80,392)	—	(55)	(80,447)
Balances at September 30, 2020	141,212,830	$1,412	$1,255,823	$(737,377)	$1,553	$(530)	$520,881
See accompanying Notes to Condensed Consolidated Financial Statements.

SANGAMO THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; in thousands)

	Nine Months Ended September 30,
	2021	2020
Operating Activities:
Net loss	$(140,801)	$(80,447)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	6,675	3,999
Amortization of premium (discount) on marketable securities	2,394	(1,344)
Amortization and other changes in operating lease right-of-use assets	6,104	5,706
Gain on free shares	(18)	(31)
Stock-based compensation	24,880	19,066
(Gain) loss on disposal of property and equipment	(30)	197
Net changes in operating assets and liabilities:
Interest receivable	415	(140)
Accounts receivable	(2,743)	(2,578)
Prepaid expenses and other assets	(6,467)	(9,098)
Accounts payable and other accrued liabilities	(4,699)	1,336
Accrued compensation and employee benefits	(1,932)	4,186
Deferred revenues	(62,292)	235,551
Long-term portion of lease liabilities	(3,227)	(2,760)
Other non-current liabilities	1,204	527
Net cash (used in) provided by operating activities	(180,537)	174,170
Investing Activities:
Purchases of marketable securities	(300,387)	(335,002)
Maturities of marketable securities	509,620	205,039
Sales of marketable securities	6,870	—
Purchases of property and equipment	(20,420)	(10,703)
Purchase of additional shares of Sangamo France	(119)	(503)
Net cash provided by (used in) investing activities	195,564	(141,169)
Financing Activities:
Proceeds from at-the-market offering, net of offering expenses	27,099	—
Proceeds from issuance of common stock in connection with the Biogen collaboration agreement, net of issuance costs	—	142,526
Taxes paid related to net share settlement of equity awards	(2,988)	(573)
Proceeds from exercise of stock options and restricted stock units	4,582	3,041
Proceeds from issuance of common stock under employee stock purchase plan	2,053	1,187
Net cash provided by financing activities	30,746	146,181
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(148)	(217)
Net increase in cash, cash equivalents, and restricted cash	45,625	178,965
Cash, cash equivalents, and restricted cash, beginning of period	132,829	81,928
Cash, cash equivalents, and restricted cash, end of period	$178,454	$260,893
Supplemental cash flow disclosures:
Property and equipment included in unpaid liabilities	$650	$899
Right-of-use assets obtained in exchange for lease obligations	$1,349	$—
Buy-out of non-controlling interest	$943	$—
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
Basis of Presentation
The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of these financial statements for the periods presented have been included. Operating results for the three and nine months ended September 30, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021. The Condensed Consolidated Balance Sheet data at December 31, 2020 was derived from the audited Consolidated Financial Statements included in Sangamo’s Annual Report on Form 10-K for the year ended December 31, 2020 (the “2020 Annual Report”) as filed with the SEC on February 24, 2021.
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
Liquidity and Management’s Plan
Sangamo is currently working on a number of long-term development projects that involve experimental technologies. The projects may require several years and substantial expenditures to complete and ultimately may be unsuccessful. The Company plans to finance operations with available cash resources, collaborations and strategic partnerships funds, research grants and from the issuance of equity or debt securities. Sangamo believes that its available cash, cash equivalents, and marketable securities as of September 30, 2021 and expected revenues from collaborations, strategic partnerships and research grants, will be adequate to fund its currently planned operations through at least the next 12 months from the date these Condensed Consolidated Financial Statements are issued. Sangamo will require substantial additional financial resources to complete the development and commercialization of its product candidates. Additional capital may not be available on terms acceptable to the Company, if at all. If adequate funds are not available, or if the terms of potential funding sources are unfavorable, the Company’s business and ability to develop its technology and therapeutic products would be harmed. Furthermore, any sales of additional equity securities may result in dilution to the Company’s stockholders, and any debt financing may include covenants that restrict the Company’s business.
Summary of Significant Accounting Policies
Use of Estimates
The preparation of Condensed Consolidated Financial Statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the Condensed Consolidated Financial Statements and the accompanying notes. On an ongoing basis, management evaluates its estimates including critical accounting policies or estimates related to revenue recognition, clinical trial accruals, income taxes, fair value of assets and liabilities, including from acquisitions, and stock-based compensation. Estimates are based on historical experience and on various other market specific and other relevant assumptions that the Company believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from those estimates.
In September 2021, the Company recorded an adjustment to revenue related to a change in estimate in connection with the collaboration agreement with Sanofi S.A. (“Sanofi”) as a result of an increase in the project costs for its beta thalassemia program and the increase in project scope and the corresponding costs for its sickle cell disease program, both of which resulted in a decrease in the measure of proportional cumulative performance.
This adjustment decreased revenue by $2.5 million, increased net loss by $2.5 million and increased the Company's basic and diluted net loss per share by $0.02 for the three and nine months ended September 30, 2021.
During the first quarter of 2020, the Company recorded an adjustment to revenue related to a change in estimate in connection with the collaboration agreement with Sanofi as a result of a decision made by the joint steering committee of Sanofi and Sangamo to increase the project scope and related project cost, which resulted in a decrease in the measure of proportional cumulative performance. Also during the first quarter of 2020, the Company recorded an adjustment to revenue related to a change in estimate in connection with the hemophilia A collaboration agreement with Pfizer Inc. (“Pfizer”). This adjustment was a direct result of the decision to decrease the project scope and the corresponding costs after the successful investigational new drug application (“IND”) transfer of the SB-525 product candidate to Pfizer, both of which resulted in an increase in the measure of proportional cumulative performance.
In September 2020, the Company recorded adjustments to revenue related to changes in estimates in connection with the C9ORF72 research collaboration and license agreement with Pfizer. These adjustments were a direct result of the decision to decrease the project scope and the corresponding costs due to advancement of the program, which resulted in an increase in the measure of proportional cumulative performance.
The Pfizer-related adjustment in September 2020 increased revenue by $5.8 million, decreased net loss by $5.8 million and decreased the Company’s basic net loss per share by $0.04 for the three months ended September 30, 2020.
The Pfizer and Sanofi-related adjustments in the first quarter of 2020 increased revenue by $8.9 million, decreased net loss by $8.9 million and decreased the Company’s basic net loss per share by $0.06 for the nine months ended September 30, 2020.
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
Revenues from major collaboration agreements and research activity grants as a percentage of total revenues were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Novartis Institutes for BioMedical Research, Inc.	40%	—%	35%	—%
Biogen MA, Inc.	38%	16%	39%	19%
Kite Pharma, Inc.	22%	13%	23%	24%
Sanofi S.A.	(3)%	3%	2%	4%
Pfizer Inc.	—	68%	—	51%
Receivables from collaborations are typically unsecured and are concentrated in the biopharmaceutical industry. Accordingly, the Company may be exposed to credit risk generally associated with biopharmaceutical companies or specific to its collaboration agreements. As of September 30, 2021, the Company had not incurred any losses related to these receivables.
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
Goodwill and Intangible Assets
Goodwill represents the excess of the consideration transferred over the fair values of assets acquired and liabilities assumed in a business combination. Intangible assets with indefinite useful lives are related to purchased IPR&D projects and are measured at their respective fair values as of the acquisition date. Goodwill and intangible assets with indefinite useful lives are not amortized. Intangible assets related to IPR&D projects are considered to be indefinite-lived until the completion or abandonment of the associated research and development efforts. If and when development is complete, which generally occurs if and when regulatory approval to market a product is obtained, the associated assets would be deemed finite-lived and would then be amortized based on their respective estimated useful lives at that point in time. The Company tests goodwill and indefinite-lived intangible assets for impairment on an annual basis and between annual tests if the Company becomes aware of any events occurring or changes in circumstances that would indicate the fair values of the assets are below their respective carrying amounts. As of September 30, 2021, no impairment of goodwill or indefinite-lived intangible assets was identified.

Valuation of Long-Lived Assets
Long-lived assets, including property and equipment and finite-lived intangible assets, are reviewed for impairment whenever facts or circumstances either internally or externally may suggest that the carrying value of an asset may not be recoverable. Recoverability of these assets is measured by comparison of the carrying amount of each asset to the future undiscounted cash flows expected to result from the use of the asset and its eventual disposition. If the asset is considered to be impaired, the amount of any impairment is measured as the difference between the carrying value and the fair value of the impaired asset. As of September 30, 2021, no impairment of long-lived assets was identified.
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
Cash, Cash Equivalents, and Restricted Cash
Sangamo considers all highly-liquid investments purchased with original maturities of three months or less at the purchase date to be cash equivalents. Cash and cash equivalents consist of cash and deposits in demand money market accounts. Restricted cash consists of a letter of credit for $1.5 million, representing a deposit for the lease of the corporate headquarters in Brisbane, California.
A reconciliation of cash, cash equivalents, and restricted cash reported within the Condensed Consolidated Balance Sheets to the amounts reported within the accompanying Condensed Consolidated Statements of Cash Flows was as follows (in thousands):

	September 30, 2021	December 31, 2020	September 30, 2020	December 31, 2019
Cash and cash equivalents	$176,954	$131,329	$259,393	$80,428
Non-current restricted cash	1,500	1,500	1,500	1,500
Cash, cash equivalents, and restricted cash as reported within the accompanying Condensed Consolidated Statements of Cash Flows	$178,454	$132,829	$260,893	$81,928
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
The Company’s investments are subject to a periodic impairment review. The Company considers various factors in determining whether to recognize an impairment charge, including the length of time and extent to which the fair value has been less than the Company’s cost basis, the financial condition and near-term prospects of the investee and the Company’s intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in the market value. Realized gains and losses on marketable securities are included in interest and other income, net, which are determined using the specific identification method. Credit losses related to the marketable securities are recorded in other income (expense), net in the Condensed Consolidated Statements of Operations through an allowance for credit losses rather than as a reduction in the amortized cost basis of the securities.
Concentrations of Credit Risk and Other Risks
Cash, cash equivalents, and marketable securities consist of financial instruments that potentially subject the Company to a concentration of credit risk to the extent of the fair value recorded in the Condensed Consolidated Balance Sheets. The Company invests cash that is not required for immediate operating needs primarily in highly liquid instruments that bear minimal risk. The Company has established policies relating to the quality, diversification, and maturities of securities to enable the Company to manage its credit risk. The Company is exposed to credit risk in the event of a default by the financial institutions or issuers of investments holding its cash, cash equivalents, and investments to the extent recorded on the Condensed Consolidated Balance Sheets.
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
The Company has elected not to separate lease and non-lease components for its real estate and copier leases and, as a result, accounts for any lease and non-lease components as a single lease component. The Company has also elected not to apply the recognition requirement to any leases with a term of 12 months or less and does not include an option to purchase the underlying asset that the Company is reasonably certain to exercise.
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
Recently Adopted Accounting Pronouncements
None.
NOTE 2—FAIR VALUE MEASUREMENTS
The Company measures certain financial assets and liabilities at fair value on a recurring basis, including cash equivalents, marketable securities, and the free shares asset. Fair value is determined based on a three-tier hierarchy under the authoritative guidance for fair value measurements and disclosures that prioritizes the inputs used in measuring fair value as follows:
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

The fair value measurements of the Company’s cash equivalents, marketable securities, and the free shares asset are identified at the following levels within the fair value hierarchy (in thousands):

	September 30, 2021
	Fair Value Measurements
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents:
Money market funds	$124,592	$124,592	$—	$—
Total	124,592	124,592	—	—
Marketable securities:
U.S. government-sponsored entity debt securities	87,167	—	87,167	—
Commercial paper securities	98,065	—	98,065	—
Corporate debt securities	33,694	—	33,694	—
Asset-backed securities	74,326	—	74,326	—
Certificates of deposit	48,838	—	48,838	—
Total	342,090	—	342,090	—
Total cash equivalents and marketable securities	$466,682	$124,592	$342,090	$—

	December 31, 2020
	Fair Value Measurements
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents:
Money market funds	$53,165	$53,165	$—	$—
Total	53,165	53,165	—	—
Marketable securities:
U.S. government-sponsored entity debt securities	257,298	—	257,298	—
Commercial paper securities	213,533	—	213,533	—
Corporate debt securities	59,574	—	59,574	—
Asset-backed securities	17,908	—	17,908	—
Certificates of deposit	12,311	—	12,311	—
Total	560,624	—	560,624	—
Total cash equivalents and marketable securities	$613,789	$53,165	$560,624	$—

Free shares asset	$70	$—	$—	$70
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
Free Shares Asset
As a result of the July 20, 2018 Share Purchase Agreement (“Sangamo France SPA”) to acquire Sangamo France (see Note 10 — Acquisition of Sangamo Therapeutics France S.A.S.), the Company entered into arrangements with the holders of approximately 477,000 “free shares” of Sangamo France pursuant to which the Company has the right to purchase such shares from the holders (a call option) and such holders have the right to sell to the Company such shares from time to time through mid-2021 (a put option). As of September 30, 2021, the Company had purchased all 477,000 free shares for an aggregate cash payment of approximately $1.1 million, upon exercise of the put options. As of September 30, 2021, there were no free shares outstanding subject to purchase by the Company. The fair value of the free shares’ asset was zero at September 30, 2021 and immaterial at December 31, 2020.

Free Shares valuation assumptions	December 31, 2020
Sangamo stock price (USD)	$15.61
Sangamo France stock price (EUR)	€3.85
EUR / USD exchange rate	0.82
Estimated correlation between Sangamo and Sangamo France stock prices	100.0%
Sangamo stock price (USD) volatility estimate	88.9%
Sangamo France stock price (EUR) volatility estimate	88.9%
EUR / USD exchange rate volatility estimate	6.3%
Risk free rate and cost of debt by expected exercise date	Varies

NOTE 3—CASH EQUIVALENTS AND MARKETABLE SECURITIES
The table below summarizes the Company’s cash equivalents and marketable securities (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
September 30, 2021
Assets
Cash equivalents:
Money market funds	$124,592	$—	$—	$124,592
Total	124,592	—	—	124,592
Marketable securities:
U.S. government-sponsored entity debt securities	87,159	12	(4)	87,167
Commercial paper securities	98,046	24	(5)	98,065
Corporate debt securities	33,697	3	(6)	33,694
Asset-backed securities	74,350	7	(31)	74,326
Certificate of deposits	48,828	11	(1)	48,838
Total	342,080	57	(47)	342,090
Total cash equivalents and marketable securities	$466,672	$57	$(47)	$466,682

December 31, 2020
Assets
Cash equivalents:
Money market funds	$53,165	$—	$—	$53,165
Total	53,165	—	—	53,165
Marketable securities:
U.S. government-sponsored entity debt securities	257,284	19	(5)	257,298
Commercial paper securities	213,500	41	(8)	213,533
Corporate debt securities	59,575	16	(17)	59,574
Asset-backed securities	17,905	10	(7)	17,908
Certificate of deposits	12,311	—	—	12,311
Total	560,575	86	(37)	560,624
Total cash equivalents and marketable securities	$613,740	$86	$(37)	$613,789
The fair value of marketable securities by contractual maturity were as follows (in thousands):

	September 30, 2021	December 31, 2020
Maturing in one year or less	$246,460	$510,094
Maturing after one year through five years	95,630	50,530
Total	$342,090	$560,624
The Company manages credit risk associated with its investment portfolio through its investment policy, which limits purchases to high-quality issuers and also limits the amount of its portfolio that can be invested in a single issuer. The Company did not record an allowance for credit losses or other impairment charges related to its marketable securities for the three and nine months ended September 30, 2021 and 2020.
The Company had unrealized losses related to its marketable securities for the three and nine months ended September 30, 2021 and 2020. These unrealized losses were not attributed to credit risk and were associated with changes in market conditions. The Company periodically reviews its marketable securities for indications of credit losses. The Company considers factors such as the duration, the magnitude and the reason for the decline in value, the potential recovery period, creditworthiness of the issuers of the securities and its intent to sell. For marketable securities, it also considers whether (i) it is more likely than not that the Company will be required to sell the debt securities before recovery of their amortized cost basis, and (ii) the amortized cost basis cannot be recovered as a result of credit losses. No significant facts or circumstances have arisen to indicate that there has been any significant deterioration in the creditworthiness of the issuers of the securities held by the Company. Based on the Company’s review of these securities, including the assessment of the duration and severity of the unrealized losses and the Company’s ability and intent to hold the investments until maturity, the Company determined that no allowance for credit losses related to its marketable securities was required at either September 30, 2021 or December 31, 2020.
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
The total number of shares subject to stock options and restricted stock units (“RSUs”) outstanding and the employee stock purchase plan (“ESPP”) shares reserved for issuance, which are all anti-dilutive, were excluded from consideration in the calculation of diluted net loss per share attributable to Sangamo Therapeutics, Inc. stockholders. Stock options and RSUs outstanding and ESPP shares reserved for issuance as of September 30, 2021 and 2020 totaled 15,838,002 and 14,768,646, respectively.
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
The Company assessed the agreement with Novartis in accordance with ASC Topic 606 and concluded that Novartis is a customer. The Company has identified a single performance obligation within this arrangement as a license to the technology and ongoing research services. The Company concluded that the license is not discrete as it does not have stand-alone value to Novartis apart from the research services to be performed pursuant to the agreement. As a result, the Company recognizes revenue from the upfront payment based on proportional performance of the ongoing research services through the estimated research period. The estimation of progress towards the satisfaction of performance obligation and project cost is reviewed quarterly and adjusted, as needed, to reflect the Company’s current assumptions regarding the timing of its performance obligation. As of September 30, 2021 and December 31, 2020, the Company had deferred revenue of $48.0 million and $70.9 million, respectively, related to this agreement.
Revenues recognized under the agreement were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenue related to Novartis agreement:
Recognition of upfront license fee	$9,093	$—	$22,852	$—
Research services	2,421	—	6,104	—
Total	$11,514	$—	$28,956	$—
The Company paid $1.5 million for financial advisory fees during the year ended December 31, 2020, equal to 2% of $75.0 million received for the upfront license fee related to the collaboration and license agreement with Novartis. The Company recognized $1.5 million as a contract asset as such amount represents a cost of obtaining the agreement. This balance will be amortized and included in general and administrative expenses on a systematic basis consistent with the transfer of the services to Novartis in accordance with ASC Topic 340, Other Assets and Deferred Costs (“ASC Topic 340”). The Company amortized $0.2 million and $0.5 million during the three and nine months ended September 30, 2021, respectively. No amounts were amortized during the three and nine months ended September 30, 2020.
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

The collaboration agreement continues on a product-by-product and country-by-country basis until the expiration of all applicable royalty terms. Biogen has the right to terminate the collaboration agreement, in its entirety or on a target-by-target basis, for any reason after a specified notice period, and also has the right to replace up to ten targets. Each party has the right to terminate this agreement on account of the other party’s bankruptcy or material, uncured breach. In addition, the Company may terminate the collaboration agreement if Biogen challenges any patents licensed by the Company to Biogen.
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
The Company has identified a single performance obligation within the Biogen collaboration agreement, which is a stand-ready obligation consisting of a series of distinct days of research services, during which Biogen obtains access to the Company’s license and research resources. Revenue from the upfront license fee relates to access to the license and Company’s obligation to stand-ready to perform such research services corresponding to the targets selected by Biogen. As a result of this obligation to perform research services when and if requested throughout the duration of the contract, the upfront license fee and the excess consideration from the stock purchase will be recognized over time on a straight-line basis consistent with the resources expected to be dedicated to providing the research services through April 2027, the estimated period of the obligation. The estimated period of performance is reviewed quarterly and adjusted, as needed, to reflect the Company’s current assumptions regarding the timing of its deliverable. Revenue from the reimbursement by Biogen of shared costs of early research activities performed by Sangamo is recognized as the research services are performed. As of September 30, 2021 and December 31, 2020, the Company had deferred revenue of $161.3 million and $183.2 million, respectively, related to this agreement.
Revenues recognized under the agreement were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenue related to Biogen agreement:
Recognition of license and stand-ready fee	$7,306	$7,306	$21,918	$14,050
Research services	3,661	2,315	10,266	3,749
Total	$10,967	$9,621	$32,184	$17,799

The Company paid $7.0 million for financial advisory fees during the year ended December 31, 2020, equal to 2% of $225.0 million received for the sale of shares and 2% of $125.0 million received for the upfront fee. The fees incurred related to both the collaboration agreement with Biogen and to the stock purchase agreement for the sale of shares. The Company believes that the allocation of fees on a relative fair value basis between the two agreements is reasonable. The Company recognized $4.1 million, which represents 2% of the transaction price of $204.6 million, as a contract asset. This balance is amortized and included in general and administrative expenses on a systematic basis consistent with the transfer of the services to Biogen in accordance with ASC Topic 340. The Company amortized $0.1 million and $0.4 million during the three and nine months ended September 30, 2021, respectively. The Company amortized $0.1 million and $0.3 million during the three and nine months ended September 30, 2020, respectively. The Company recognized $2.9 million, which represented 2% of the $145.4 million estimated fair value of the equity issued, as a share issuance cost and recorded this amount in equity as a reduction in proceeds.
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
The Company has identified the primary performance obligations within the Kite agreement as: (1) a license to the technology along with the stand-ready obligation to perform research services, and (2) the ongoing research services. Revenue from the upfront license fee relates to access to the license and Company’s obligation to stand-ready to perform such research services as additional targets are selected by Kite. As a result of this obligation to perform research services when and if requested throughout the duration of the contract, the fee for the license and the stand-ready obligation will be recognized over time on a straight-line basis through April 2024, the estimated period of the stand-ready obligation. Revenue from the reimbursable costs related to the integrated service deliverable is recognized as the research services are performed. Related costs and expenses under these arrangements have historically approximated the revenues recognized. The estimated period of performance and project cost is reviewed quarterly and adjusted, as needed, to reflect the Company’s current assumptions regarding the timing of its deliverables. As of September 30, 2021 and December 31, 2020, the Company had deferred revenue of $62.8 million and $81.4 million, respectively, related to this agreement.
Revenues recognized under the agreement were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenue related to Kite agreement:
Recognition of license and stand-ready fee	$6,296	$6,296	$18,682	$18,750
Research services	113	998	339	3,185
Total	$6,409	$7,294	$19,021	$21,935
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
Subject to the terms of the agreement, the Company granted Pfizer an exclusive worldwide royalty-bearing license, with the right to grant sublicenses, to use certain technology controlled by the Company for the purpose of developing, manufacturing and commercializing giroctocogene fitelparvovec and related products. Pfizer granted the Company a non-exclusive, worldwide, royalty-free, fully paid license, with the right to grant sublicenses, to use certain manufacturing technology developed under the agreement and controlled by Pfizer to manufacture the Company’s products that utilize the AAV delivery system. During a specified period, neither the Company nor Pfizer is permitted to clinically develop or commercialize, outside of the collaboration, certain AAV-based gene therapy products for hemophilia A.
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
In December 2020, the Company satisfied the deliverables and research services responsibilities within the arrangement. As a result, the Company recognized the remaining deferred revenue from the upfront payment in December 2020 and no revenues have been recognized during the three and nine months ended September 30, 2021. The Company recognized $0.2 million and $2.7 million of upfront license fee and research services revenue during the three and nine months ended September 30, 2020, respectively, and $29.9 million and $31.0 million milestone achievement revenue during the three and nine months ended September 30, 2020, respectively.
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
The Company satisfied the deliverables and research services responsibilities within the arrangement in September 2020, and as a result, earned a $5.0 million milestone, which the Company recognized on a cumulative basis during the year ended December 31, 2020. In addition, the Company recognized the remaining deferred revenue from the upfront payment in September 2020 and no revenues have been recognized during the three and nine months ended September 30, 2021. The Company recognized $4.2 million and $8.0 million of upfront license fee and research services as revenue related to this agreement during the three and nine months ended September 30, 2020, respectively, and $5.0 million of milestone achievement revenue during the three and nine months ended September 30, 2020.
Sanofi S.A.
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
All contingent payments under the agreement, when earned, will be non-refundable and non-creditable. The transaction price of $98.1 million includes the upfront license fee of $20.0 million, two unconstrained milestones in the amount of $13.5 million and estimated research costs of $64.6 million for identified research projects over the estimated performance period, as all unachieved milestone amounts are fully constrained. As part of its evaluation of the constraint, the Company considered numerous factors, including the fact that achievement of the milestones at this time is uncertain and contingent upon future periods when the uncertainty related to the variable consideration is resolved. The Company will re-evaluate the transaction price, including the estimated variable consideration included in the transaction price and all constrained amounts, in each reporting period and as uncertain events are resolved or other changes in circumstances occur. None of the constrained clinical or regulatory milestones have been included in the transaction price.
The Company assessed the agreement with Sanofi in accordance with ASC Topic 606 and concluded that Sanofi is a customer. The Company has identified the performance obligations within this arrangement as a license to the technology and ongoing research services activities. The Company concluded that the license is not discrete as it does not have stand-alone value to Sanofi apart from the research services to be performed pursuant to the agreement. As a result, the Company recognizes revenue from the upfront payment based on proportional performance of the ongoing research services through 2022, the estimated period the Company will perform research services. The estimation of progress towards the satisfaction of performance obligation and project cost is reviewed quarterly and adjusted, as needed, to reflect the Company’s current assumptions regarding the timing of its deliverables. Related costs and expenses under these arrangements have historically approximated the revenues recognized. As of September 30, 2021 and December 31, 2020, the Company had deferred revenue of $2.3 million and $1.2 million, respectively, related to this agreement.
In August 2019, the Company achieved a $6.0 million milestone with Sanofi upon dosing of the third subject in the ST‑400 beta thalassemia Phase 1 clinical trial. The cumulative revenue recognized in connection with this milestone was approximately $5.6 million as of September 30, 2021 and a revenue reversal of $0.3 million and $0.2 million during the three and nine months ended September 30, 2021, respectively, related to a change in project costs.
In December 2019, the Company achieved a $7.5 million milestone with Sanofi upon dosing of the first subject in the SCD Phase 1 clinical trial. The cumulative revenue recognized in connection with this milestone was approximately $7.0 million as of September 30, 2021 and a revenue reversal of $0.4 million and $0.3 million during the three and nine months ended September 30, 2021, respectively, related to a change in project scope and the corresponding estimated total costs.
Revenues recognized under the agreement were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenue related to Sanofi agreement:
Recognition of upfront fee	$(1,125)	$321	$(692)	$(28)
Research services	1,125	961	2,417	3,836
Milestone achievement	(759)	216	(467)	(19)
Total	$(759)	$1,498	$1,258	$3,789
In September 2021, the Company recorded an adjustment to revenue related to a change in estimate in connection with the collaboration agreement with Sanofi. This adjustment was a result of an increase in the project costs for its beta thalassemia program and the increase in project scope and the corresponding costs for its SCD program, both of which resulted in a decrease in the measure of proportional cumulative performance. This adjustment decreased revenue by $2.5 million, increased net loss by $2.5 million and increased the Company's basic and diluted net loss per share by $0.02 for the three and nine months ended September 30, 2021.
California Institute for Regenerative Medicine
In May 2018, the California Institute for Regenerative Medicine (“CIRM”) granted a Strategic Partnership Award for $8.0 million to fund the clinical studies of a potentially curative ZFP therapeutic for the treatment of beta thalassemia based on the application of Sangamo’s ZFN genome editing technology. The grant exists through December 31, 2022 and provides matching funds to support the evaluate ST‑400, a gene-edited cell therapy candidate for people with transfusion-dependent beta thalassemia. As of September 30, 2021, the Company had received $5.2 million under the award.
Under the terms of the CIRM grants, the Company is obligated to pay royalties and licensing fees based on a low single digit royalty percentage on net sales of CIRM-funded product candidates or CIRM-funded technology. The Company has the option to decline any and all amounts awarded by CIRM and as an alternative to revenue sharing, the Company has the option to convert the award to a loan. No such election has been made as of the date of the issuance of these financial statements. If the Company terminates a CIRM-funded clinical trial, it is obligated to repay any unused CIRM funds received. Therefore, as of September 30, 2021 and December 31, 2020, $7.0 million and $6.4 million, respectively, including interest, related to this award are recorded as a loan in other long-term liabilities on the accompanying Condensed Consolidated Balance Sheets as the Company does not expect to repay these amounts within the next 12 months.
NOTE 6—INCOME TAXES
The Company’s provision for income taxes for interim periods is determined using an estimate of its annual effective tax rate, adjusted for discrete items, if any, that arise during the period. Each quarter, the Company updates its estimate of the annual effective tax rate, and if the estimated annual effective tax rate changes, the Company makes a cumulative adjustment in such period. In the three and nine months ended September 30, 2021, the Company recorded income tax expense of $0.1 million and $0.4 million, respectively. In the three and nine months ended September 30, 2020, the Company recorded income tax expense of $0.2 million and $0.2 million, respectively. The Company continues to maintain a full valuation allowance on its U.S. federal and state net deferred tax assets and on the Sangamo France net deferred tax assets, as the Company believes it is not more likely than not that these benefits will be realized. The tax expense for the three and nine months ended September 30, 2021 was due to foreign income tax expense, and the tax expense for the three and nine months ended September 30, 2020 was due to foreign and state income tax. The Company accounts for income taxes in accordance with ASC 740, Income Taxes, which requires that the Company recognizes deferred tax liabilities and assets based on the differences between the financial statement carrying amounts and the tax basis of assets and liabilities by using enacted tax rates expected to apply to taxable income in the periods in which the deferred tax liability or asset is expected to be settled or realized. The Company had a deferred tax liability of $6.8 million primarily related to basis difference in foreign intangible assets as of September 30, 2021. The net deferred tax impact was included in deferred tax assets on the Company’s condensed consolidated balance sheets.
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
Cash paid for amounts included in the measurement of operating lease liabilities for the nine months ended September 30, 2021 and 2020, was $5.2 million and $4.7 million, respectively, and was included in net cash (used in) provided by operating activities in the Company’s Condensed Consolidated Statements of Cash Flows.
Our lease obligations primarily consist of operating leases for our offices, research and development laboratory and facilities in Brisbane and Richmond, California and Valbonne, France, with lease periods expiring between fiscal years 2025 and 2030.

As of September 30, 2021, the maturities of the Company’s operating lease liabilities were as follows (in thousands):

Total
Three months ending December 31, 2021:	$1,155
2022	6,987
2023	7,085
2024	7,233
2025	7,305
Thereafter	20,030
Total lease payments	49,795
Less:
Imputed interest	(9,686)
Total	$40,109
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
Contractual Commitments
The following table sets forth the non-cancelable material contractual commitments under manufacturing-related supplier arrangements as of September 30, 2021 (in thousands):

Party	Total commitments	Expiry date
Brammer Bio MA - a Thermo Fisher Scientific Inc. subsidiary	$3,000	December 2022
Lonza Netherlands, B.V.	9,281	December 2022
Total contractual commitments	$12,281
The Company also had $0.8 million of license obligations related to its intellectual property as of September 30, 2021.
NOTE 8—STOCK-BASED COMPENSATION
The following table shows total stock-based compensation expense included in the Condensed Consolidated Statements of Operations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Research and development	$4,935	$3,573	$14,645	$9,990
General and administrative	2,938	3,109	10,235	9,076
Total stock-based compensation expense	$7,873	$6,682	$24,880	$19,066
NOTE 9—STOCKHOLDERS’ EQUITY
At-the-Market Offering Agreement
In August 2020, the Company entered into an Open Market Sale Agreement℠ with Jefferies LLC (“Jefferies”) with respect to an at-the-market offering program under which the Company may offer and sell, from time to time at its sole discretion, shares of the Company’s common stock having an aggregate offering price of up to $150.0 million through Jefferies as the Company’s sales agent or principal. The Company is not obligated to sell any shares under the sales agreement. During the three and nine months ended September 30, 2021, the Company sold 202,705 and 2,007,932 shares of its common stock for net proceeds of approximately $2.4 million, and $27.1 million, respectively.
NOTE 10—ACQUISITION OF SANGAMO THERAPEUTICS FRANCE S.A.S.
In 2018, Sangamo entered into various agreements with the goal of eventually acquiring 100% of Sangamo France’s share capital, including arrangements with the holders of approximately 477,000 free shares of Sangamo France pursuant to which the Company had the right to purchase such shares from the holders, and such holders had the right to sell to the Company such shares from time to time through mid-2021. As of September 30, 2021, the Company acquired all of the 477,000 free shares, resulting in 100% ownership of Sangamo France.
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
Non-Controlling Interest
Prior to the acquisition of all the free shares, the fair value of the remaining non-controlling interest was determined based on the number of outstanding free shares comprising the non-controlling interest and the $2.99 acquisition price per share as of the October 2018 acquisition date. The non-controlling interest was presented as a component of stockholders’ equity on the Company’s Condensed Consolidated Balance Sheets. As of September 30, 2021, upon acquisition of 100% of ordinary shares of Sangamo France, the carrying amount of the non-controlling interest was recorded as additional paid-in capital on the Company’s Condensed Consolidated Balance Sheets.
Non-controlling interest as of September 30, 2021 was as follows (in thousands):

Total
Balance at December 31, 2020	$(868)
Fair value of additional shares acquired	(64)
Loss attributable to non-controlling interest	(11)
Buy-out of non-controlling interest	943
Balance at September 30, 2021	$—
NOTE 11—SUBSEQUENT EVENTS
In October 2021, the Company entered into an agreement to extend the lease of its research and office space in Richmond, California comprised of 51,488 square feet for a term of 60 months from September 1, 2026 through August 31, 2031. The Company will also lease an additional 7,997 square feet of office space at the same location from November 1, 2021 through August 31, 2031. The total estimated future undiscounted cash payments for this lease are approximately $19.6 million.

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
Our current clinical-stage product candidates are:
•Giroctocogene fitelparvovec, also known as SB-525, our lead product candidate, is a gene therapy for the treatment of severe hemophilia A and is the subject of the registrational Phase 3 AFFINE clinical trial. We are developing giroctocogene fitelparvovec with our collaborator Pfizer Inc., or Pfizer;
•Isaralgagene civaparvovec, also known as ST-920, our wholly-owned gene therapy product candidate for the treatment of Fabry disease, is currently being evaluated in our Phase 1/2 STAAR clinical study and we have initiated plans for a Phase 3 clinical trial;
•SAR445136, our zinc finger nuclease, or ZFN, gene-edited cell therapy product candidate for the treatment of sickle cell disease, is currently being evaluated in our Phase 1/2 PRECIZN-1 clinical study. We are developing SAR445136 with our collaborator Sanofi S.A., or Sanofi; and
•TX200, our wholly-owned Chimeric Antigen Receptor, or CAR, engineered regulatory T cell, or CAR-Treg, cell therapy product candidate for the treatment of HLA-A2 mismatched kidney transplant rejection, is currently being evaluated in our Phase 1/2 STEADFAST clinical study.
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
Our multiple collaborations with biopharmaceutical companies bring us important financial and strategic benefits and reinforce the potential of our research and development efforts and our zinc finger protein, or ZFP, technology platform. They leverage our collaborators’ therapeutic and clinical expertise and commercial resources with the goal to bring our medicines more rapidly to patients. We believe these collaborations reflect the value of our ZFP technology platform and will potentially expand the addressable markets of our product candidates. To date, we have received approximately $815.0 million in upfront licensing fees, milestone payments, and proceeds from the sale of our common stock to collaborators, and we are eligible to earn up to $6.9 billion in future milestone payments from our collaborations, in addition to potential product royalties.
We believe that our current and future in-house manufacturing capacity provides us a competitive advantage. We currently operate an in-house adeno-associated virus, or AAV, manufacturing facility in our Brisbane, California headquarters, and we recently completed and brought online a cell therapy manufacturing facility in Brisbane, California. We are also building another cell therapy manufacturing facility in Valbonne, France, which we expect to be operational by the end of 2021. We believe our manufacturing strategy, which leverages in-house manufacturing and the resources of our contracting manufacturing organizations, or CMOs, provides us flexibility, quality, control and the necessary capacity.

Business Updates
•We announced preliminary clinical data from the first four patients treated in our Phase 1/2 STAAR study evaluating isaralgagene civaparvovec for the treatment of Fabry disease. The data, a summary of which is located below, showed that, as of the September 17, 2021 cutoff date, isaralgagene civaparvovec was generally well tolerated in the four patients treated in the first two dose cohorts. All four patients exhibited above normal α-Gal A activity through 14 weeks for the most recently treated patient and one year for the first treated patient. Plasma Lyso-Gb3 levels decreased by approximately 40% in the one patient with elevated levels pre-treatment. In addition, we recently dosed the fifth patient in the study, who is the first patient in the third dose cohort. We are currently screening the sixth patient in the study. We expect to present updated clinical data from this study throughout 2022 and present data at a medical meeting. Based on the preliminary clinical data, we have initiated planning for a Phase 3 clinical trial of isaralgagene civaparvovec.
•We announced preliminary proof-of-concept clinical data from our Phase 1/2 PRECIZN-1 study of SAR445136 for the treatment of sickle cell disease, or SCD, that we are developing with Sanofi. The data, a summary of which is located below, showed that, as of the June 25, 2021 cutoff date, none of the four treated patients required blood transfusions post-engraftment or experienced adverse or serious adverse events related to treatment through 13 weeks of follow-up for the most recently treated patient and 65 weeks of follow-up for the first treated patient. The four treated patients all experienced increases in total hemoglobin, fetal hemoglobin and percent F cells. We and Sanofi will be presenting additional clinical data from this study at the 63rd Annual Meeting of the American Society of Hematology, or ASH, on December 12, 2021. Based on the preliminary proof-of-concept clinical data, we and Sanofi continue to advance the program forward. We recently obtained manufacturing requirements guidance from the U.S. Food and Drug Administration, or FDA, in preparation for further potential clinical studies.
•In order to prioritize the development of SAR445136, we and Sanofi have made the business decision to discontinue the development of ST‑400, our cell therapy product candidate for the treatment of transfusion dependent beta thalassemia. ST-400 was developed with the support of a grant from the California Institute for Regenerative Medicine, or CIRM.
•We announced updated clinical data from our Phase 1/2 Alta study of giroctocogene fitelparvovec for the treatment of severe hemophilia A. The data, a summary of which is located below, showed that, as of the May 19, 2021 cutoff date, for the four patients in the highest dose 3e13vg/kg cohort who had reached 104 weeks of follow-up, the mean Factor VIII, or FVIII, activity was 30.9% at week 104 as measured by chromogenic assay. In this cohort, annualized bleeding rate was zero for the first year after treatment and 0.9 throughout total duration of follow-up. Giroctocogene fitelparvovec was generally well tolerated as of the cutoff date. We and Pfizer will be presenting additional clinical data from this study at ASH on December 12, 2021.
•We and Pfizer also announced that some of the patients treated in the Phase 3 AFFINE trial of giroctocogene fitelparvovec have experienced FVIII activity greater than 150% following treatment. To date, none of these patients have experienced thrombotic events and some have been treated with direct oral anticoagulants to reduce thrombotic risk. Pfizer recently decided to voluntarily pause screening and dosing of additional patients in this trial to implement a proposed protocol amendment intended to provide guidelines for clinical management of elevated FVIII levels. Subsequent to the voluntary pause, we also recently learned that the FDA has put this trial on clinical hold. A clinical hold is an order issued by the FDA to the trial sponsor to suspend an ongoing clinical trial. We may not resume the AFFINE trial without FDA authorization. We and Pfizer plan to share the proposed protocol amendment with the FDA and other relevant review bodies and to respond to the clinical hold, after which we expect to provide an update on the trial. We anticipate pivotal data readouts for this trial to be based on full analyses of at least fifty patients. Over 50% of the patients have been enrolled in the Phase 3 AFFINE trial.
•We have enrolled the first patient in our Phase 1/2 STEADFAST clinical study of TX200 for the treatment of HLA-A2 mismatched kidney transplant rejection. We expect the first two patients in this study to be dosed in the middle of 2022 following kidney transplantation. We continue to open study sites and screen patients for this study.
•Biogen announced that the previously undisclosed neuromuscular pre-clinical target in our collaboration is type 1 myotonic dystrophy (DM1).
•We recently completed and brought online our in-house cell therapy manufacturing facility in our Brisbane, California headquarters and remain on track to complete our in-house cell therapy manufacturing facility in Valbonne, France by year-end.
•We appointed D. Mark McClung as Chief Operating Officer, who previously served as Chief Business Officer.
Summary of Preliminary Results from the Phase 1/2 STAAR study of Isaralgagene Civaparvovec
•STAAR is an ongoing Phase 1/2 multicenter, open-label, dose-ranging clinical study to assess the safety and tolerability of a single infusion of isaralgagene civaparvovec in Fabry disease patients ≥ 18 years of age.

•Patients are infused intravenously with a single dose and followed for 52 weeks. A separate long-term follow-up study will follow this study. At least two subjects will be dosed in each dose cohort, with a potential expansion in each cohort.
•Patients who are on stable enzyme replacement therapy, or ERT, may withdraw ERT after treatment in a controlled and monitored fashion at the discretion of the patient and the investigator.
•The dose escalation phase includes males with classic Fabry disease. The study will later be expanded to include females, as well as patients with Fabry-associated cardiac and renal disease.
•The study’s primary endpoint is incidence of treatment-emergent adverse events. Additional safety evaluations include routine hematology, chemistry and liver tests; vital signs; electrocardiogram; echocardiogram; serial alpha-fetoprotein testing and magnetic resonance imaging, or MRI, of liver to monitor for potential formation of any liver mass. Secondary endpoints include change from baseline at specific time points over the one-year study period in alpha-galactosidase A, or α-Gal A, activity, globotriaosylceramide, or Gb3, and lyso-Gb3 levels in plasma; frequency of ERT infusion; changes in renal function, cardiac function and left ventricular mass, measured by cardiac MRI and rAAV2/6 vector clearance. Key exploratory endpoints include quality of life, Fabry symptoms and neuropathic pain scores; and immune response to AAV6 capsid and α-Gal A.
•As of the September 17, 2021 cutoff date, four patients, ranging in age from 22 to 48 years, were treated with isaralgagene civaparvovec. Two patients were treated in Cohort 1 at the dose of 0.5e13 vg/kg and two patients were dosed in Cohort 2 at the dose of 1e13 vg/kg.
•As of the September 17, 2021 cutoff date, isaralgagene civaparvovec was generally well tolerated. One patient each in Cohorts 1 and 2 exhibited treatment-related adverse events for a total of five events (hemoglobin decreased, platelet count increased, rash and pyrexia), which were all classified as mild (Grade 1). No treatment-related serious adverse events were reported. No liver enzyme elevations requiring steroid treatment were recorded.
•Results of plasma a-Gal A activity for the four patients as of the cutoff date are shown in the table below. All four patients exhibited above normal levels of α-Gal A activity by Week 12 following treatment through 14 weeks for the most recently treated patient and 52 weeks for the first patient treated. α-Gal A activity ranged from a 2-fold to 15-fold increase above mean normal activity levels as of the last date of measurement. In the one patient with elevated levels pre-treatment, plasma lyso-gb3 levels decreased by approximately 40% from baseline within ten weeks after dosing through Week 32. The other three patients, with low baseline levels of lyso-Gb3, maintained steady lyso-Gb3 levels through the cutoff date.
•Prophylactic steroids were not administered per the study protocol, and as of the cutoff date, no patients had exhibited liver enzyme elevations requiring steroid treatment.
•Several of the patients reported subjective improvements in quality-of-life measures as of the cutoff date. Three of the four patients exhibited improvements in anhidrosis (inability to sweat) or hypohydrosis (reduced ability to sweat), a primary and common Fabry disease symptom.
•One of the four patients was on ERT, and one was formerly on ERT but had not received ERT in the prior six months. Following treatment of these patients with isaralgagene civaparvovec, investigators withdrew one of these patients from ERT after the cutoff date and are planning to withdraw the other patient from ERT based on the stability of α-Gal A activity.

Phase 1/2 STAAR Study: Plasma α-Gal A activity

α-Gal A activity (nmol/h/mL)
100
90
80
70
60
50
40
30
20
10
0
15-fold
(Wk 52)
2-fold
(Wk 48)
3-fold
(Wk 28)
14-fold
(Wk 14)
Fold change from mean normal*
Normal range
(2.45 – 11.37 nmol/h/mL)
Mean normal
5.70 nmol/h/mL
Patient 1
(on ERT)
Patient 2
Patient 3
Patient 4
(on ERT)

Biomarker results were evaluated from the 4 patients in the first 2 dose cohorts (0.5e13 vg/kg and 1.0e13 vg/kg) as of the cutoff date of September 17, 2021.
(*) Fold change was calculated at last measured time point. α-Gal A activity was measured using a 3-hour reaction time and presented in nmol/h/mL. For Patients 1 and 4 this was sampled at ERT trough. Normal range and mean were determined based on healthy male individuals.
Summary of Preliminary Safety and Efficacy Results from the Phase 1/2 PRECIZN-1 Study of SAR415536
•PRECIZN-1 is an ongoing first-in-human, open label, single arm, multi-site study evaluating safety and tolerability of SAR445136 (n=8; aged 18-40 years), with severe SCD across six U.S. sites.
•Eligible subjects underwent mobilization and apheresis with plerixafor. Autologous hematopoietic stem and progenitor cells, or HSPCs, were transfected ex vivo with ZFN messenger ribonucleic acid to manufacture SAR445136. A single IV infusion was administered at least 72 hours after pre-conditioning with busulfan.
•Subjects were monitored for stem cell engraftment and hematopoietic recovery, adverse events, clinical and laboratory hemolysis markers, total hemoglobin and fetal hemoglobin, percentage of F cells and sickle-cell related events post-SAR445136 infusion.
•One subject failed to mobilize adequate cells. Of the seven subjects that underwent mobilization and apheresis through the June 25, 2021 cutoff date, five achieved successful target yields of HSPCs. One subject discontinued due to intercurrent cholangitis. Baseline patient characteristics of the four patients infused as of the cutoff date are in Table 1 below.
•All four patients improved clinically since SAR445136 infusion through the cutoff date. Total hemoglobin stabilized at 9-10 g/dL by week 26 post SAR445136 infusion along with improvements in the clinical markers of hemolysis in all four subjects. Percent fetal hemoglobin levels were 1–11% at screening, increasing to 15–29% by week 13 in all four subjects, to 14–39% by week 26 in the three subjects with at least 26 weeks of follow up, and persisting at 35% in one subject with 65 weeks of follow up (see Figure 1 below). Percent F cells increased to 49–94% in three subjects with at least 26 weeks of follow up, persisting at 90% in one subject with 65 weeks of follow up. The fourth subject had 87.5% F cells at 13 weeks of follow up.
•As of the June 25, 2021 cutoff date, SAR445136 was generally well tolerated with no infusion related reactions. The adverse events reported were consistent with plerixafor mobilization and busulfan myeloablation therapy. No adverse events or serious adverse events were reported as related to SAR445136.

Table 1. Baseline Characteristics and Clinical History

	Subject 103-002	Subject 100-001	Subject 102-001	Subject 103-003
Genotype	HbSB0	HbSS	HbSS	HbSS
Gender	Female	Female	Male	Male
Age at consent, years	35	20	18	26
Pain crises/2 years, n	10	22	0	6
Active chest syndrome events/2 years, n	2	0	4	0
Regular, chronic RBC transfusion therapy	None	Yes	Yes	Yes
Status as of the cutoff date	Week 65 completed No blood transfusions post engraftment	Week 26 completed No blood transfusions post engraftment	Week 26 completed No blood transfusions post engraftment	Week 13 completed No blood transfusions post engraftment
HbF = Fetal hemoglobin, HbS = Sickle hemoglobin, HbA = Adult hemoglobin, HbA2 = Hemoglobin A2

Summary of Updated Results from the Phase 1/2 Alta Study of Giroctocogene Fitelparvovec
•Eleven male patients participated in the study overall, with five patients in the 3e13-vg/kg highest dose cohort. As of the May 19, 2021 cutoff date, one patient in the highest dose cohort had not completed two years (104 weeks) of follow up, resulting in patients having been followed for 95 to 195 weeks overall.
•As of the May 19, 2021 cutoff date, the most commonly reported treatment-related adverse events included elevated liver enzymes and infusion-related reactions: increased alanine aminotransferase, or ALT (5/11 (45.5%) overall; 3/5 (60.0%) in the highest dose cohort), increased aspartate aminotransferase, or AST (3/11 (27.3%) overall; 2/5 (40.0%) in the highest dose cohort), pyrexia (3/11 (27.3%) overall; 3/5 (60.0%) in the highest dose cohort), and tachycardia (2/11 (18.2%) overall; 2/5 (40.0%) in the highest dose cohort).
•Treatment-related serious adverse events were reported in one patient in the highest dose cohort who experienced hypotension and fever with onset approximately six hours after giroctocogene fitelparvovec infusion; the events fully resolved with treatment and did not delay post-infusion discharge the next day. ALT elevations requiring more than seven days of corticosteroid treatment were observed in four of the five patients in the highest dose cohort as of the May 19, 2021 cutoff date; elevations in ALT were managed with a tapering course of corticosteroids (median 58 days; range: 11–134 days), with maintenance of clinically meaningful levels of FVIII activity, as evidenced by a lack of bleeding events around the time of corticosteroid treatment and minimal bleeding events afterwards.
•As of the May 19, 2021 cutoff date, no patient in the study developed an inhibitor to FVIII, and there have been no thrombotic events and no hepatic masses detected.
•Patients in the highest dose cohort demonstrated FVIII activity as shown in the table below through week 104 for the four patients in this cohort with available data at week 104. In this cohort, the annualized bleeding rate, meaning the number of all bleeding episodes starting three weeks after study drug infusion divided by the observation period in years, was zero for the first year post-infusion and 0.9 throughout the total duration of follow up through week 104. In the highest dose cohort, two patients experienced a total of three bleeding events (two traumatic; one unknown) necessitating treatment with exogenous FVIII; one of these events occurred in a target joint. As of the May 19, 2021 cutoff date, no patients in this cohort have resumed prophylaxis.

Table. Factor VIII Activity Levels by 1-Stage and Chromogenic Assay for the Giroctocogene Fitelparvovec 3e13-vg/kg Cohort
Factor VIII Activity, % Normal, Mean (SD)	Study Week
Parameter	Week 12	Week 24	Week 52	Week 78	Week 104
1-stage clotting	110.9 (36.4)	107.5 (79.2)	97.9 (135.5)	79.4 (73.3)	46.4 (37.0)
Chromogenic	71.7 (24.6)	68.9 (48.2)	62.2 (84.2)	56.9 (55.1)	30.9 (28.1)
Patients, n	5	5	4[a]	4[a]	4[b]
(a) There was one patient each that was unable to attend visits at Weeks 52 and Week 78.
(b) One patient had not yet reached Week 104 of follow-up at the time of the data cut.
Estimated Impacts of Evolving COVID-19 Pandemic
We have experienced and continue to experience impacts from the evolving COVID-19 pandemic on our business and operations and could continue to experience these or potentially more severe impacts as the pandemic evolves in the United States, France, United Kingdom and locations of our clinical studies and trials. We continue to conduct business operations pursuant to a modified operating plan that includes enhanced workplace safety protocols and modified working schedules. These protocols and modifications have slowed our productivity and disrupted our business to a moderate degree and are likely to continue doing so through the remainder of 2021 and possibly in 2022. For example, we have experienced periodic short-term disruptions to our onsite operations while addressing positive cases of COVID-19 by onsite workers, and our operations could experience longer term disruptions in the future in the event of a significant outbreak of COVID-19 among our onsite workers. Moreover, from time to time, we have been required to reorganize and prioritize our resources to mitigate moderate COVID-19 impacts arising from travel restrictions, density restrictions and supply constraints. If our programs encounter longer-term disruptions, it could impact our ability to support our biopharmaceutical partners as contemplated in our collaboration agreements and could result in adjustments to our timelines, although we do not believe that the short-term disruptions to date have resulted in any such impacts.
Additionally, our Phase 1/2 STAAR clinical study evaluating isaralgagene civaparvovec has experienced and continues to experience delays in its timeline due in part to COVID-19 impacts and the diversion of healthcare resources to fight the pandemic. For example, we estimate that the opening of the first clinical trial site in the United Kingdom for this study experienced a delay of approximately one year due to the significant prevalence of COVID-19 in the United Kingdom. Additionally, we have experienced delays in recruiting, enrolling and dosing patients for this study, due in part to the hesitation of patients to travel by plane to trial sites not within driving distance and to enter medical facilities during the pandemic and also due in part to trial sites prioritizing COVID-19 clinical care over research activities such as the STAAR study. The study has also experienced delays when certain patients have decided to take the COVID-19 vaccine prior to enrollment or dosing in the study. Moreover, we have experienced some short-term delays in sourcing the necessary raw materials to manufacture supplies for the STAAR study and in transporting clinical trial materials due to COVID-19 impacts. We estimate that these challenges have set back our STAAR study timelines three to six months. Clinical timelines for this study could be revised again if COVID-19 impacts to our recruitment, screening, enrollment and dosing of patients and to our sourcing of raw materials for this study intensify because of vaccination delays, new COVID-19 variants or unexpected events.
In addition, our STEADFAST study evaluating TX200, our wholly-owned CAR-Treg cell therapy product candidate for the treatment of kidney transplant rejection, has experienced delays in its timeline due to COVID-19 impacts related to manufacturing and technology transfer challenges with our CMOs. We estimate that these challenges set back our clinical study timeline by approximately three months. While we have now enrolled the first patient in this study and expect to dose the first two patients in this study in the middle of 2022, this timeline could be revised if COVID-19 impacts result in additional delays.
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
We do not anticipate any material negative impact on our financial condition in 2021 as a result of the COVID-19 pandemic. We believe we are well positioned financially in the near term to execute on our wholly-owned and partnered research and clinical programs. As of September 30, 2021, we had $519.0 million in cash, cash equivalents, and marketable securities. Although we believe we are well-capitalized currently, the effects of the evolving pandemic could result in disruption of global financial markets, impairing our ability to access capital, which could negatively affect our liquidity in the future. We do not currently anticipate any material impairments to the valuation of the financial assets or goodwill on our balance sheet as a result of the COVID-19 pandemic. We do not believe that the remote workplace arrangements we have implemented for our office-based employees have affected our financial reporting or control systems.
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
There have been no significant changes in our critical accounting policies and estimates during the three and nine months ended September 30, 2021, as compared to the critical accounting policies and estimates disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our 2020 Annual Report.
Results of Operations for the Three and Nine Months Ended September 30, 2021 and 2020
Revenues

	Three Months Ended September 30,				Nine Months Ended September 30,
	(in thousands, except percentage values)				(in thousands, except percentage values)
	2021	2020	Change	%	2021	2020	Change	%
Revenues	$28,563	$57,763	$(29,200)	(51%)	$82,715	$92,392	$(9,677)	(10%)
Total revenues consisted of revenues from collaboration agreements and research grants. We anticipate revenues over the next several years will be derived primarily from our collaboration agreements with Biogen, Kite, Novartis, Pfizer and Sanofi as we continue to recognize upfront and milestone payments received under such agreements over time.
The decrease of $29.2 million in revenues for the three months ended September 30, 2021, compared to the same period in 2020, was primarily attributed to a decrease of $39.3 million of milestone fees and recognition of upfront license fees related to our giroctocogene fitelparvovec and C9ORF72 collaboration agreements with Pfizer driven by completion of activities under these collaborations in the fourth quarter of 2020, and a decrease of $2.3 million in revenue related to our collaboration agreement with Sanofi, primarily due to a change in estimate regarding project costs, resulting in a decrease of proportional cumulative performance and a corresponding adjustment to revenue under the agreement. These decreases were partially offset by increases of $11.5 million related to our collaboration agreement with Novartis, which became effective in July 2020, and an increase of $1.3 million in revenue related to our collaboration agreement with Biogen.
The decrease of $9.7 million in revenues for the nine months ended September 30, 2021, compared to the same period in 2020, was primarily attributed to a decrease of $46.7 million of milestone fees and recognition of upfront license fees related to our giroctocogene fitelparvovec and C9ORF72 collaboration agreements with Pfizer driven by completion of activities under these collaborations in the fourth quarter of 2020, a decrease of $2.9 million in research revenue related to our collaboration agreement with Kite, a decrease of $2.5 million in revenue related to our collaboration agreement with Sanofi, primarily due to a change in estimate regarding project costs, resulting in a decrease of proportional cumulative performance and a corresponding adjustment to revenue under the agreement, and a decrease of $1.3 million in revenue related to sublicense fees under our agreement with Dow AgroSciences LLC. These decreases were partially offset by increases of $29.0 million and $14.4 million due to the recognition of upfront license fees and research revenue under our collaboration agreements with Novartis and Biogen, respectively.
Operating expenses

	Three Months Ended September 30,				Nine Months Ended September 30,
	(in thousands, except percentage values)				(in thousands, except percentage values)
	2021	2020	Change	%	2021	2020	Change	%
Operating expenses:
Research and development	$62,498	$45,287	$17,211	38%	$179,018	$128,289	$50,729	40%
General and administrative	14,501	16,177	(1,676)	(10%)	47,135	50,223	(3,088)	(6%)
Total operating expenses	$76,999	$61,464	$15,535	25%	$226,153	$178,512	$47,641	27%
Research and Development Expenses
Research and development expenses consisted primarily of compensation related expenses, including stock-based compensation, laboratory supplies, preclinical and clinical studies, manufacturing clinical supply, contracted research, and allocated facilities and information technology expenses.
The increase of $17.2 million in research and development expenses for the three months ended September 30, 2021, compared to the same period in 2020, was primarily driven by a $7.6 million increase in preclinical, clinical and lab supply expenses due to the timing of our trials and increased activity attributed to our Biogen and Novartis collaborations, a $4.6 million increase in manufacturing and overhead costs as we ramp up our internal manufacturing operations, and a $3.3 million increase in compensation expense as a result of increased headcount to support our programs, clinical trials and manufacturing operations. Stock-based compensation expense included in research and development expenses was $4.9 million and $3.6 million for the three months ended September 30, 2021 and 2020, respectively.
The increase of $50.7 million in research and development expenses for the nine months ended September 30, 2021, compared to the same period in 2020, was primarily driven by a $21.3 million increase in preclinical, clinical and lab supply expenses due to the timing of our trials and increased activity attributed to our new collaborations, a $16.2 million increase in compensation expense as a result of increased headcount to support our programs, clinical trials and manufacturing operations, and a $12.6 million increase in manufacturing and overhead costs as we ramp up our internal manufacturing operations. Stock-based compensation expense included in research and development expenses was $14.6 million and $10.0 million for the nine months ended September 30, 2021 and 2020, respectively.
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
The decrease of $1.7 million in general and administrative expenses for the three months ended September 30, 2021, compared to the same period in 2020, was primarily due to a $0.9 million decrease in legal and professional fees, and a decrease of $0.8 million due to reduced headcount and related compensation costs. Stock-based compensation expense included in general and administrative expenses was $2.9 million and $3.1 million for the three months ended September 30, 2021 and 2020, respectively.
The decrease of $3.1 million in general and administrative expenses for the nine months ended September 30, 2021, compared to the same period in 2020, was primarily due to a $2.6 million decrease in legal and professional fees, and a $0.3 million decrease in allocated facility overhead costs. Stock-based compensation expense included in general and administrative expenses was $10.2 million and $9.1 million for the nine months ended September 30, 2021 and 2020, respectively.
As we continue to build out our product portfolio and advance our product candidates into the clinic, we expect higher general and administrative expenses to support the growth of the business.
Interest and other income, net
Interest and other income, net, decreased by $1.6 million for the three months ended September 30, 2021, compared to the same period in 2020, primarily due to a decrease of $1.4 million as a result of fluctuations in foreign exchange rates, and a decrease of $0.7 million in interest income due to lower portfolio yields as a result of decrease in interest rates, partially offset by an increase of $0.5 million in research tax credits earned by Sangamo France.
Interest and other income, net, decreased by $2.9 million for the nine months ended September 30, 2021, compared to the same period in 2020, primarily due to a decrease of $3.2 million in interest income due to lower portfolio yields as a result of decrease in interest rates, and a decrease of $1.7 million as a result of fluctuations in foreign exchange rates, partially offset by an increase of $2.0 million in research tax credits earned by Sangamo France.
Liquidity and Capital Resources
Liquidity
Since inception, we have incurred significant net losses and we have funded our operations primarily through the issuance of equity securities, payments from corporate collaborators and strategic partners and research grants.
As of September 30, 2021, we had cash, cash equivalents, and marketable securities totaling $519.0 million compared to $692.0 million as of December 31, 2020. Our most significant use of capital was for employee compensation and external research and development expenses, such as manufacturing, clinical trials and preclinical activity related to our therapeutic programs. Our cash and investment balances are held in a variety of interest-bearing instruments, including U.S. government-sponsored entity debt securities, commercial paper, money market funds, corporate debt securities, asset-backed securities and certificates of deposit. Cash in excess of immediate requirements is invested in accordance with our investment policy with a view toward capital preservation and liquidity.
In August 2020, we entered into an Open Market Sale Agreement, or the sales agreement, with Jefferies LLC, or Jefferies, providing for the sale of up to $150.0 million of our common stock from time to time in “at-the-market” offerings under an existing shelf registration statement. During the nine months ended September 30, 2021, we sold 2,007,932 shares of our common stock under the sales agreement for net proceeds of approximately $27.1 million.
While we expect our rate of cash usage to increase in the future, in particular to support our product development endeavors, we currently believe that our available cash, cash equivalents, and marketable securities and expected revenues from collaborations, strategic partnerships and research grants, will be adequate to fund our currently planned operations through at least the next 12 months from the date the Condensed Consolidated Financial Statements are issued. During this period of uncertainty and volatility related to the COVID-19 pandemic, we will continue to monitor our liquidity.
Cash Flows
Operating activities
Net cash used in operating activities was $180.5 million for the nine months ended September 30, 2021, primarily reflecting our net loss of $140.8 million, a decrease in deferred revenues of $62.3 million, an increase in prepaid expenses and other assets by $6.5 million, a decrease in accounts payable and other accrued liabilities by $4.7 million, a decrease in long term portion of lease liabilities by $3.2 million, an increase in accounts receivable by $2.7 million, and a decrease in accrued compensation and employee benefits by $1.9 million. These decreases were partially offset by $40.1 million of non-cash expenses related to stock-based compensation, depreciation and amortization, amortization of premium (discount) on marketable securities, and amortization and other changes in operating lease right-of-use assets.
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
Investing activities
Net cash provided by investing activities was $195.6 million for the nine months ended September 30, 2021, mostly related to net maturities, sales and purchases of marketable securities, partially offset by $20.4 million purchases of property and equipment. Net cash used in investing activities for the nine months ended September 30, 2020 was $141.2 million, mostly related to net maturities and purchases of marketable securities, and purchases of property and equipment.
Financing activities
Net cash provided by financing activities was $30.7 million for the nine months ended September 30, 2021, mostly related to $27.9 million of proceeds from the at-the-market offering, net of offering expenses of $0.8 million. Net cash provided by financing activities for the nine months ended September 30, 2020 was $146.2 million, primarily reflecting the $145.4 million estimated fair value of the shares issued to Biogen offset by $2.9 million of issuance costs related to the issuance, and an increase of $4.2 million related to proceeds from the exercise of stock options and restricted stock units and purchases under the employee stock purchase plan.
Operating Capital and Capital Expenditure Requirements
We anticipate continuing to incur operating losses for at least the next several years. While we expect our rate of cash usage to increase in the future, in particular to support our product development endeavors, we currently believe that our available cash, cash equivalents, and marketable securities and expected revenues from collaborations, strategic partners and research grants, will be adequate to fund our currently planned operations through at least the next 12 months from the date the Condensed Consolidated Financial Statements are issued. Although we believe we are well capitalized currently, the effects of the ongoing COVID-19 pandemic could result in significant disruption of global financial markets, impairing our ability to access capital, which could in the future negatively affect our liquidity. Future capital requirements beyond the next 12 months will be substantial, and we will need to raise substantial additional capital to fund the development, manufacturing and potential commercialization of our product candidates through equity or debt financing. In addition, as we focus our efforts on proprietary human therapeutics, we will need to seek FDA approvals of our product candidates, a process that could cost in excess of hundreds of millions of dollars per product. We regularly consider fund-raising opportunities and may decide, from time to time, to raise capital based on various factors, including market conditions and our plans of operation. Additional capital may not be available on terms acceptable to us, or at all. If adequate funds are not available, or if the terms of potential funding sources are unfavorable, our business and our ability to advance our product candidate pipeline would be harmed. Furthermore, any sales of additional equity securities, including sales pursuant to our at-the-market offering program, may result in dilution to our stockholders, and any debt financing may include covenants that restrict our business.
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
Contractual Obligations
Our future minimum contractual obligations as of December 31, 2020 were reported in the 2020 Annual Report. Other than as described below, during the nine months ended September 30, 2021, there have been no other material changes outside the ordinary course of our business from the contractual obligations previously disclosed in our 2020 Annual Report.
In January 2021, we also entered into a new lease to acquire approximately 5,800 square feet of research and office space in Valbonne, France that expires in January 2030. The contractual obligations during the lease term are approximately $0.8 million.
In October 2021, we entered into an agreement to extend the lease of our research and office space in Richmond, California. For further information on the lease, see Note 11 in the accompanying Notes to Condensed Consolidated Financial Statements.
ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our exposure to market risk relates to our cash, cash equivalents, and marketable securities. The goals of our investment policy are preservation of capital, fulfillment of liquidity needs and capturing a market rate of return based on our investment policy parameters and market conditions. We select investments that maximize interest income to the extent possible within these guidelines. To achieve our goals, we maintain a portfolio of cash equivalents and investments in securities of high credit quality and with varying maturities to match projected cash needs.
The securities in our investment portfolio are not leveraged and are classified as available-for-sale. The majority of these available-for-sale securities are short-term in nature and subject to minimal interest rate risk. Our investments currently consist of U.S. government-sponsored entity debt securities, commercial paper, corporate debt securities, asset-backed securities and certificates of deposit. Our investment policy, approved by our Board of Directors, limits the amount we may invest in any one type of investment issuer, thereby reducing credit risk concentrations. All investments have a fixed interest rate and are carried at market value, which approximates cost. We do not use derivative financial instruments in our investment portfolio. We do not believe that a change in interest rates would have a material negative impact on the value of our investment portfolio. Our market risks at September 30, 2021 have not changed materially from those discussed in Item 7A of our 2020 Annual Report.
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
Under the supervision of our principal executive officer and principal financial officer, we evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of September 30, 2021. Based on that evaluation, as of September 30, 2021, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level.
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
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
We must conduct extensive clinical trials to demonstrate the safety and efficacy of our product candidates to the satisfaction of regulatory authorities in order to obtain regulatory approvals necessary for commercialization. We have limited experience in conducting later stage clinical trials and may not possess the necessary resources and expertise to complete such trials. Clinical trials are expensive, lengthy and unpredictable. We cannot guarantee that any clinical trials will be conducted as planned or completed on schedule, if at all. A failure of one or more clinical trials can occur at any stage. Events that may delay or prevent successful or timely completion of clinical development and regulatory approval include, among others:
•delays in reaching a consensus with regulatory authorities on clinical trial design;
•delays in reaching agreement on acceptable terms with prospective clinical research organizations, or CROs, and clinical trial sites;
•delays in opening clinical trial sites or obtaining required institutional review board, or IRB, or independent ethics committee approval at each clinical trial site, such as the delays we have experienced opening the clinical trial sites in the United Kingdom for our Phase 1/2 STAAR clinical study evaluating isaralgagene civaparvovec, our wholly-owned gene therapy product candidate for the treatment of Fabry disease, due to the diversion of healthcare resources to address the evolving COVID-19 pandemic;
•delays or interruptions in recruiting, screening and enrolling suitable patients to participate in our clinical trials and dosing enrolled patients, such as (i) the delays we have recently experienced and continue to experience in recruiting, screening, enrolling and dosing patients for our Phase 1/2 STAAR clinical study evaluating isaralgagene civaparvovec due to challenges related to the COVID-19 pandemic and Brexit, patients reconsidering their participation in the study and the limited number of screening sites, among other reasons and (ii) suspension of screening and dosing of additional patients in the Phase 3 AFFINE trial of giroctocogene fitelparvovec, due to the voluntary pause in the trial implemented by Pfizer;
•the imposition of clinical holds by regulatory authorities on our clinical trials or those of our collaborators, such as the clinical hold imposed by the FDA on the Phase 3 AFFINE trial of giroctocogene fitelparvovec;
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
We have not yet reached agreement with regulatory authorities on the complete development pathway for certain product candidates, and such authorities have the ability to change decisions or guidance with respect to approvable endpoints, particularly as the technology continues to develop in these areas. For example, we are aware of another company developing a gene therapy to treat hemophilia A that the FDA recommended complete its Phase 3 study and submit two-year follow-up safety and efficacy data on all study participants notwithstanding the company’s contention that it and the FDA had previously agreed on the extent of data necessary to support a biologics license application. While we anticipate pivotal data readouts for our Phase 3 AFFINE trial evaluating giroctocogene fitelparvovec to be based on full analyses of at least fifty patients in the trial, assuming the current clinical hold on this trial is lifted by the FDA, the FDA could determine that we need to treat more patients in this trial than expected or follow patients for longer than expected to generate the required data, or that we need to change the dose level used in the trial to date, any of which could negatively impact the projected timelines for conducting and completing the trial and seeking regulatory approvals for giroctocogene fitelparvovec, which could in turn materially and adversely affect its competitive position and commercial viability and therefore our business, prospects and market price of our stock. In any event, we cannot assure you when or on what terms the FDA’s clinical hold will be lifted, if at all, or that the FDA’s clinical hold will be limited solely to the issue of elevated FVIII levels or that the FDA will not require additional changes to the trial protocol or dose level prior to any resumption of the trial.
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
Even if a product candidate successfully obtains approval from the FDA and comparable foreign regulatory authorities, any approval might contain significant limitations related to use restrictions for specified age groups, warnings, precautions or contraindications, or may be subject to burdensome post-approval study or risk management requirements. Also, any regulatory approval of our product candidates, once obtained, may be withdrawn. If we are unable to obtain and maintain regulatory approvals for our product candidates in one or more jurisdictions, or if any approval contains significant limitations, we would not be able to generate anticipated revenues and may struggle to become profitable, which would have an adverse effect on our business operations and financial condition.
Success in research and preclinical studies or early clinical trial results may not be indicative of results obtained in later trials. Likewise, preliminary, initial or interim data from clinical trials may be materially different from final data.
Results from research and preclinical studies or early clinical trials are not necessarily predictive of future clinical trial results, and preliminary, initial and interim results of a clinical trial are not necessarily indicative of final results. Our product candidates may fail to show the desired safety and efficacy in clinical trials despite demonstrating positive results in preclinical studies or having successfully advanced through initial clinical trials or preliminary stages of clinical trials. From time to time, we have and may in the future publish or report preliminary, initial or interim data. Preliminary, initial or interim data from our clinical trials and those of our collaborators may not be indicative of the final results of the trial and are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and/or more patient data become available. In this regard, such data may show initial evidence of clinical benefit, but as patients continue to be followed and more patient data becomes available, there is a risk that any therapeutic effects will not be durable in patients and/or will decrease over time, or cease entirely. Preliminary, initial or interim data also remain subject to audit and verification procedures that may result in the final data being materially different from such preliminary, initial or interim data. As a result, preliminary, initial or interim data should be considered carefully and with caution until the final data are available. For example, there can be no assurance that the FVIII levels shown in the updated data announced in November 2021 by Pfizer and us from the Phase 1/2 Alta study of giroctocogene fitelparvovec will persist in future follow-up or any other data from the Alta study or the Phase 3 AFFINE trial. Mean FVIII levels shown in the Alta study, after an initial peak, have trended downward from the time of treatment through each week of follow up, and could continue to trend downward over time. For this reason and potentially other reasons, giroctocogene fitelparvovec may not ultimately demonstrate a durable, safe and effective clinical benefit to the satisfaction of regulatory authorities in the final results of the Alta study or the Phase 3 AFFINE clinical trial.

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
•delays or interruptions related to voluntary pauses of our clinical trials or those of our collaborators, such as the voluntary pause in enrolling and dosing additional patients in the Phase 3 AFFINE trial of giroctocogene fitelparvovec;
•the imposition of clinical holds by regulatory authorities on our clinical trials or those of our collaborators, such as the clinical hold imposed by the FDA on the Phase 3 AFFINE trial of giroctocogene fitelparvovec, and the potential inability of Sangamo and our collaborators to lift clinical holds imposed by regulatory authorities in a timely manner or on acceptable terms, or at all;
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
The timing of our clinical trials depends on our ability to recruit patients to participate as well as completion of required follow-up periods. There are also a number of other product candidates in development by our competitors, who compete for the same limited patient populations. If we are not able to enroll the necessary number of patients in a timely manner, we may not be able to complete our clinical trials on our desired timelines or at all, which could negatively impact the competitive position and commercial viability of our product candidates or delay or reduce the product revenues, milestone payments or royalty payments we expect to earn from our product candidates. For example, we have experienced delays and challenges in recruiting, screening, enrolling and dosing patients for our Phase 1/2 STAAR clinical study evaluating isaralgagene civaparvovec, our wholly-owned gene therapy product candidate for the treatment of Fabry disease, due to challenges related to the COVID-19 pandemic and Brexit, patients reconsidering their participation in the study and the limited number of screening sites, among other reasons. In addition, we and Pfizer also announced that some of the patients treated in the Phase 3 AFFINE trial of giroctocogene fitelparvovec have experienced FVIII activity greater than 150% following treatment, and that Pfizer recently decided to voluntarily pause screening and dosing of additional patients in this trial to implement a proposed protocol amendment intended to provide guidelines for the clinical management of elevated FVIII levels. Subsequent to the voluntary pause, we also recently learned that the FDA has put this trial on clinical hold. A clinical hold is an order issued by the FDA to the trial sponsor to suspend an ongoing clinical trial. As a result, the Phase 3 AFFINE trial may not resume without FDA authorization and then only under terms authorized by the FDA. While we and Pfizer plan to share the proposed protocol amendment with the FDA and other relevant review bodies and to respond to the FDA’s clinical hold, we cannot assure you that the proposed protocol amendment will be accepted by the FDA and other relevant review bodies or implemented in a timely manner, or at all, or that the trial or dosing of new patients in the trial will resume promptly upon implementation of the proposed protocol amendment, or at all. We also cannot assure you when the FDA’s clinical hold will be lifted, if at all, or that the FDA’s clinical hold will be limited solely to the issue of elevated FVIII levels or that the FDA will not require additional changes to the trial protocol or dose level prior to any resumption of the trial. Continued delays or additional pauses to the Phase 3 AFFINE trial, or the inability to otherwise cause the FDA to lift the clinical hold on the Phase 3 AFFINE trial in a timely manner or on acceptable terms, or at all, could negatively impact the projected timelines for conducting and completing the trial and seeking regulatory approvals for giroctocogene fitelparvovec, which could in turn materially and adversely affect giroctocogene fitelparvovec’s competitive position and commercial viability and therefore our business, prospects and market price of our common stock.
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
We have experienced and continue to experience impacts from the evolving COVID-19 pandemic on our business and operations and could continue to experience these or potentially more severe impacts as the pandemic evolves in the United States, France, United Kingdom and locations of our clinical studies and trials. We continue to conduct business operations pursuant to a modified operating plan that includes enhanced workplace safety protocols and modified working schedules. These protocols and modifications have slowed our productivity and disrupted our business to a moderate degree and are likely to continue doing so through the remainder of 2021 and possibly in 2022. For example, we have experienced periodic short-term disruptions to our onsite operations while addressing positive cases of COVID-19 by onsite workers, and our operations could experience longer term disruptions in the future in the event of a significant outbreak of COVID-19 among our onsite workers. Moreover, from time to time, we have been required to reorganize and prioritize our resources to mitigate moderate COVID-19 impacts arising from travel restrictions, density restrictions and supply constraints. If our programs encounter longer-term disruptions, it could impact our ability to support our biopharmaceutical partners as contemplated in our collaboration agreements and could result in adjustments to our timelines, although we do not believe that the short-term disruptions to date have resulted in any such impacts.
Additionally, our Phase 1/2 STAAR clinical study evaluating isaralgagene civaparvovec has experienced and continues to experience delays in its timeline due in part to COVID-19 impacts and the diversion of healthcare resources to fight the pandemic. For example, we estimate that the opening of the first clinical trial site in the United Kingdom for this study experienced a delay of approximately one year due to the significant prevalence of COVID-19 in the United Kingdom. Additionally, we have experienced delays in recruiting, enrolling and dosing patients for this study, due in part to the hesitation of patients to travel by plane to trial sites not within driving distance and to enter medical facilities during the pandemic and also due in part to trial sites prioritizing COVID-19 clinical care over research activities such as the STAAR study. The study has also experienced delays when certain patients have decided to take the COVID-19 vaccine prior to enrollment or dosing in the study. Moreover, we have experienced some short-term delays in sourcing the necessary raw materials to manufacture supplies for the STAAR study and transporting clinical trial materials due to COVID-19 impacts. We estimate that these challenges have set back our STAAR study timelines three to six months. Clinical timelines for this study could be revised again if COVID-19 impacts to our recruitment, screening, enrollment and dosing of patients and to our sourcing of raw materials for this study intensify because of vaccination delays, new COVID-19 variants or unexpected events.

In addition, our STEADFAST study evaluating TX200, our wholly-owned CAR-Treg cell therapy product candidate for the treatment of kidney transplant rejection, has experienced delays in its timeline due to COVID-19 impacts related to manufacturing and technology transfer challenges with our CMOs. We estimate that these challenges set back our clinical study timeline by approximately three months. While we have now enrolled the first patient in this study and expect to dose the first two patients in this study in the middle of 2022, this timeline could be revised if COVID-19 impacts result in additional delays.
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
The extent to which the COVID-19 pandemic will impact our business, operations and financial condition, either directly or indirectly, will depend on future developments that remain highly uncertain at the present time. These developments include the ultimate duration and severity of the pandemic, the impacts of new COVID-19 variants, travel restrictions, public health restrictions in the United States, France, United Kingdom and other countries, business closures or business disruptions and the effectiveness and timeliness of actions taken in the United States, France, United Kingdom and other countries to contain and treat the disease, including the effectiveness and timing of vaccination programs. The surge of new variants of the virus has resulted and may in the future result in the return of prior orders and restrictions or new quarantine and shelter-in-place orders or other restrictions. As our understanding of events evolves and additional information becomes available, we may materially change our guidance relating to our revenues, expenses and timelines for manufacturing, clinical trials and research and development.
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
We depend on collaborators to design and conduct certain of our clinical trials for some of our product candidates. As a result, these clinical trials may not be conducted in the manner or on the timeline we desire, which may negatively impact our product development efforts. For example, Pfizer is the trial sponsor of the Phase 3 AFFINE trial of giroctocogene fitelparvovec and we depend on the efforts of Pfizer to diligently seek to lift the clinical hold on the Phase 3 AFFINE trial and resume and complete the trial. However, Pfizer may be unable to cause the FDA to lift the clinical hold in a timely manner, or at all, or may be unwilling to resume the trial if the clinical hold is lifted, whether due to the FDA’s potential imposition of additional changes to the trial protocol as part of any lift of the clinical hold or otherwise.
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
Effective November 1, 2021, the Company appointed D. Mark McClung as the Company’s Executive Vice President and Chief Operating Officer. Mr. McClung previously served as the Company’s Executive Vice President and Chief Business Officer since May 2020.
Mr. McClung, age 58, is responsible for European business operations, corporate and business development, product strategy and planning, alliance management, patient advocacy, government relations, investor relations, corporate communications, facilities and information technology. From February 2019 until joining Sangamo, Mr. McClung consulted to the biopharmaceutical industry, including Sangamo. Prior thereto, from 2015 through February 2019, Mr. McClung was Vice President and General Manager of Global Oncology Commercial at Amgen Inc., a public biopharmaceutical company, which he joined following Amgen’s acquisition of Onyx Pharmaceuticals Inc., where he had served as Senior Vice President & Chief Commercial Officer. For two decades prior, Mr. McClung held roles of increasing responsibility at GlaxoSmithKline in marketing and sales, commercial operations, clinical development and product strategy, and general management in Canada, the United States, and Europe, including as Vice President and Head of Global Commercial for GSK Oncology from 2009 to 2013. Mr. McClung received his bachelor’s degree in Human Kinetics and Biomedical Sciences from the University of Guelph in Ontario, Canada and completed graduate coursework at York University in Toronto and Wharton Business School at the University of Pennsylvania.
The Compensation Committee of the Company’s Board of Directors approved a new compensation package for Mr. McClung, consisting of an annual base salary of $470,000, commencing November 1, 2021, a target cash bonus of 40% of his annual base salary under the Company’s Amended and Restated Incentive Compensation Plan (the “Bonus Plan”), and Mr. McClung’s continued participation in the Company’s Amended and Restated Executive Severance Plan (the “Severance Plan”) at the level set forth in such plan for Executive Vice Presidents. Mr. McClung will continue to be eligible for future equity awards on an annual basis under the Company’s Amended and Restated 2018 Equity Incentive Plan (the “EIP”). Each of the Bonus Plan, the Severance Plan and the EIP are described under the heading “Executive Compensation” in the Company’s definitive proxy statement on Schedule 14A, filed with the Securities and Exchange Commission on April 2, 2021.

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

3.3		Fourth Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed December 15, 2020).

10.1#+		Letter Agreement between the Company and Scott Willoughby dated as of August 2, 2021.

31.1+		Rule 13a — 14(a) Certification of Principal Executive Officer.

31.2+		Rule 13a — 14(a) Certification of Principal Financial Officer.

32.1+	*	Certifications Pursuant to 18 U.S.C. Section 1350.

101.INS		XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH		Inline XBRL Taxonomy Extension Schema Document

101.CAL		Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF		Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB		Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE		Inline XBRL Taxonomy Extension Presentation Linkbase Document

104		The cover page from Sangamo’s Quarterly Report on Form 10-Q for the three months ended September 30, 2021 is formatted in Inline XBRL and it is contained in Exhibit 101
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
Dated: November 4, 2021

SANGAMO THERAPEUTICS, INC.

/s/ ALEXANDER D. MACRAE
Alexander D. Macrae
President and Chief Executive Officer
(Duly Authorized Officer and Principal Executive Officer)

/s/ PRATHYUSHA DURAIBABU
Prathyusha Duraibabu
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)