Form 10-K
period 2021-12-31
SANGAMO THERAPEUTICS, INC
filed 2022-02-24
CIK 1001233

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________________________________________________
Form 10-K
_______________________________________________________________________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.                ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.      ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes  ☐    No  ☒
The aggregate market value of the common stock held by non-affiliates of the registrant based upon the closing sale price of the common stock on June 30, 2021 (the last business day of the registrant’s most recently completed second fiscal quarter), as reported on the Nasdaq Global Select Market was $1,733,656,253. For purposes of this calculation, directors and executive officers of the registrant have been deemed affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
As of February 22, 2022, a total of 145,968,135 shares of common stock, $0.01 par value per share were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Certain information required by Part III, Items 10-14 of this Form 10-K is incorporated by reference to the registrant’s definitive Proxy Statement for the 2022 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Form 10-K, provided that if such Proxy Statement is not filed within such period, such information will be included in an amendment to this Form 10-K to be filed within such 120-day period.

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
•the therapeutic and commercial potential of technologies used by us in our product candidates, including our gene therapy and cell therapy technologies, zinc finger protein technology platform, zinc finger nucleases and zinc finger protein transcription factors;
•our ability to establish and maintain collaborations and strategic partnerships and realize the expected benefits of such arrangements, including our ability to find a potential new collaboration partner for the SAR445136 program;
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
•the ability of Sangamo and our collaborators and strategic partners to obtain and maintain regulatory approvals for product candidates, including the ability to proceed with clinical trials following the imposition of regulatory holds on our clinical trials, and the timing and costs associated with obtaining regulatory approvals;
•our ability to comply with, and the impact of, regulatory requirements, obligations and restrictions on our business and operations;
•our ability to protect our intellectual property and operate our business without infringing upon the intellectual property rights of others, including our ability to obtain and maintain rights to the technologies required to develop and commercialize our product candidates;
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
In some cases, you can identify forward-looking statements by terms such as: “anticipates,” “believes,” “continues,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “seeks,” “should,” “will” and similar expressions intended to identify forward-looking statements. These statements reflect our current views with respect to future events, are based on assumptions and are subject to risks and uncertainties. Given these risks and uncertainties, you should not place undue reliance on these forward-looking statements. We discuss many of these risks in greater detail under the headings “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Annual Report on Form 10‑K. Except as required by law, we undertake no obligation to update or revise any forward-looking statements to reflect new information or future events or developments. Readers are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this Annual Report on Form 10‑K.

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
•We require significant additional capital to fund our operations and continue operating as a viable business. This additional capital may not be available to us on favorable terms or at all.
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
•Manufacturing genomic medicines is complex, expensive, highly regulated and risky. We currently rely heavily on third‑party manufacturers and have limited experience manufacturing products ourselves. Manufacturing challenges may result in unexpected costs, supply interruptions and harm and delay to our product development efforts.
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
•Third parties, who may or may not be competitors, may allege that we are infringing, misappropriating, or otherwise practicing in an unauthorized manner their patents or other proprietary rights. Such allegations may result in infringement actions, other misappropriation actions or threats of such actions, all of which could increase the risks of costly, lengthy and distracting litigation with unpredictable results.
•Our success depends on hiring, integrating and retaining additional highly qualified skilled employees and retaining current key executives and employees, which may be challenging given that competition for these individuals is intense.
•The ongoing and evolving COVID-19 pandemic could continue to adversely impact our business and operations and the business and operations of our collaborators, manufacturers and other business partners. If such impacts become material, our revenues and product development efforts could be negatively impacted.
•The market price of our common stock has been and will likely continue to be volatile, and you could lose all or part of any investment in our common stock.

PART I
ITEM 1 – BUSINESS
OVERVIEW
We are a clinical-stage genomic medicine company committed to translating ground-breaking science into medicines that transform the lives of patients and families afflicted with serious diseases. We plan to deliver on this mission through development of our clinical and preclinical product candidates leveraging our novel science and our in-house manufacturing capabilities.
Our Product Candidates
Today, we are in the clinic with first-generation gene therapy and autologous cell therapy candidates. Our long-term development strategy is to focus on leveraging our optimized zinc finger, or ZF, technology, a differentiated tool that we are using to develop next-generation genomic medicines, including allogeneic cell therapies and in vivo genome engineering therapies.
Our current clinical-stage product candidates are:
•Isaralgagene civaparvovec, also known as ST-920, our wholly-owned gene therapy product candidate for the treatment of Fabry disease, is currently being evaluated in our Phase 1/2 STAAR clinical study, and we have initiated plans for a Phase 3 clinical trial;
•SAR445136, our zinc finger nuclease, or ZF nuclease, gene-edited cell therapy product candidate for the treatment of sickle cell disease, or SCD, is currently being evaluated in our Phase 1/2 PRECIZN-1 clinical study. We are developing SAR445136 with our collaborator Sanofi S.A., or Sanofi, through June 28, 2022, at which time SAR445136 will become a product candidate wholly-owned by Sangamo;
•TX200, our wholly-owned Chimeric Antigen Receptor, or CAR, engineered regulatory T cell, or CAR-Treg, cell therapy product candidate for the prevention of immune-mediated rejection in HLA-A2 mismatched kidney transplantation, is currently being evaluated in our Phase 1/2 STEADFAST clinical study; and
•Giroctocogene fitelparvovec, also known as SB-525, is a gene therapy product candidate for the treatment of moderately severe to severe hemophilia A and is the subject of the registrational Phase 3 AFFINE clinical trial. We are developing giroctocogene fitelparvovec with our collaborator Pfizer Inc., or Pfizer.
Our preclinical development is focused in two innovative priority areas: (i) CAR-Treg cell therapies for autoimmune disorders and (ii) genome engineering for neurological diseases. Indications for our preclinical programs include neurodevelopmental disorders, cancer, inflammatory bowel disease, or IBD, tauopathies and neurodegenerative diseases such as amyotrophic lateral sclerosis, or ALS, multiple sclerosis, or MS, and Huntington’s disease, some of which we are developing with our collaborators Biogen MA, Inc. and Biogen International GmbH, which we refer to together as Biogen, Novartis Institutes for BioMedical Research, Inc., or Novartis, Pfizer, and Takeda Pharmaceutical Company Limited, or Takeda.
Our multiple collaborations with biopharmaceutical companies bring us important financial and strategic benefits and reinforce the potential of our research and development efforts and our ZF technology platform. They leverage our collaborators’ therapeutic and clinical expertise and commercial resources with the goal to bring our medicines more rapidly to patients. We believe these collaborations reflect the value of our ZF technology platform and will potentially expand the addressable markets of our product candidates. To date, we have received approximately $815.0 million in upfront licensing fees, milestone payments and proceeds from sales of our common stock to collaborators and have the right to earn up to $6.7 billion in future milestone payments from our collaborations, in addition to potential product royalties.
Our Novel Science
We are a leader in the research and development of zinc finger proteins, or ZFPs, which are abundantly occurring human proteins that have evolved to regulate the genome through interactions with DNA and regulatory proteins. We have developed and optimized a proprietary synthetic ZF technology platform with potential clinical utility in (i) genome editing and genome regulation, which we refer to together as genome engineering, and (ii) gene-edited cell therapy, which we refer to as cell therapy.
Our strategy is to translate our differentiated and versatile ZF technology platform to product candidates with best- or first-in-class clinical potential. For example, ZFPs can be engineered to make ZF nucleases, which are proteins that can be used to edit genomes by specifically modifying DNA sequences by knocking in or knocking out select genes. ZFPs can also be engineered to make zinc finger protein transcription factors, or ZFP-TFs, which are proteins that can be used to regulate genomes by selectively increasing or decreasing gene expression.

In the process of developing these genome engineering technologies, we have additionally accrued significant scientific, manufacturing and development capabilities, as well as related know-how, that are broadly applicable to the field of gene therapy, which we have used to develop our gene therapy product candidates.
Finally, we have also leveraged our ZF technology platform and technologies obtained through acquisitions to become a leader in researching and developing CAR-Treg product candidates for the treatment of autoimmune and inflammatory diseases in broad patient populations, including kidney transplant rejection, MS and IBD. CAR-Tregs are considered to have enhanced suppressive function over polyclonal Tregs due to the antigen-specificity introduced by the CAR.
Our In-house Manufacturing
We believe that our in-house manufacturing capacity provides us a competitive advantage. We currently operate an adeno-associated virus, or AAV, manufacturing facility in our Brisbane, California headquarters and cell therapy manufacturing facilities in Brisbane, California and Valbonne, France. Our manufacturing strategy is to provide greater flexibility, quality and control by building a balanced and necessary capacity achieved through our in-house manufacturing and contract manufacturing organization, or CMO, partnerships, investing in manufacturing processes and analytics and developing a strong supply chain.
Business Updates
Isaralgagene civaparvovec - Fabry Disease
In February 2022, we presented updated preliminary clinical data from our Phase 1/2 STAAR study evaluating isaralgagene civaparvovec, or ST-920, our wholly‑owned gene therapy product candidate for the treatment of Fabry disease, a rare inherited metabolic disease. A summary of the data presented is below.
•STAAR is an ongoing Phase 1/2 multicenter, open-label, dose-ranging clinical study designed to assess the safety and tolerability of a single infusion of isaralgagene civaparvovec in Fabry disease patients ≥ 18 years of age. Patients are infused intravenously with a single dose and followed for 52 weeks. A separate long-term follow-up study is underway to monitor the patients treated in this study for up to five years following treatment. The study design provides for at least two subjects to be dosed in each dose cohort, with a potential expansion in each cohort. Patients who are on stable enzyme replacement therapy, or ERT, may withdraw ERT after treatment in a controlled and monitored fashion at the discretion of the patient and the investigator.
•The dose escalation phase includes males with classic Fabry disease. The study is expected to be subsequently expanded to treat females, as well as patients with Fabry-associated cardiac or renal disease. The study’s primary endpoint is incidence of treatment-emergent adverse events. Additional safety evaluations include routine hematology, chemistry and liver tests; vital signs; electrocardiogram; echocardiogram; serial alpha-fetoprotein testing and magnetic resonance imaging, or MRI, of liver to monitor for potential formation of any liver mass. Secondary endpoints include change from baseline at specific time points over the one-year study period in alpha‑galactosidase A, or α‑Gal A, activity, globotriaosylceramide, or Gb3, and lyso‑Gb3 levels in plasma; frequency of ERT infusion; changes in renal function, cardiac function and left ventricular mass, measured by cardiac MRI and rAAV2/6 vector clearance. Key exploratory endpoints include quality of life, Fabry symptoms and neuropathic pain scores; and immune response to AAV6 capsid and α‑Gal A.
•As of the November 9, 2021 cutoff date, five patients, ranging in age from 22 to 48 years, were treated with isaralgagene civaparvovec. Two patients were treated in Cohort 1 at the dose of 0.5e13 vg/kg, two patients were dosed in Cohort 2 at the dose of 1e13 vg/kg and one patient was dosed in Cohort 3 at the dose of 3e13 vg/kg. As of the cutoff date, the first treated patients had been followed for at least 52 weeks and the most recently treated patient had been followed for three weeks. A sixth patient, the second patient in Cohort 3, was dosed following the cutoff date.
•As of the November 9, 2021 cutoff date, isaralgagene civaparvovec continued to be generally well tolerated across the three dose cohorts in the five treated patients. One patient each in Cohorts 1, 2 and 3 exhibited treatment-related adverse events for a total of eleven events, which were all graded as mild (Grade 1). No treatment-related serious adverse events were reported. Prophylactic steroids were not required per the study protocol, and as of the cutoff date, no patients had exhibited liver enzyme elevations necessitating steroid treatment.
•Results of plasma α‑Gal A activity as of the cutoff date for the first four patients treated in the first two dose cohorts are shown in the figure below. All four patients exhibited above normal levels of α‑Gal A activity by week 12 following treatment through 25 weeks for the most recently treated patient and 52 weeks for the first two patients treated. α-Gal A activity ranged from a 3-fold to 15-fold increase above mean normal activity levels as of the last date of measurement. For the two patients on ERT, α‑Gal A activity measured at ERT trough was 15-fold above mean normal at week 52 (Cohort 1) and 10-fold above mean normal at week 25 (Cohort 2). Withdrawal from ERT has been completed for one of these patients and is planned for the other patient on ERT, based on the stability of their α‑Gal A activity following treatment. For the two ERT pseudo-naïve patients, α‑Gal A activity was 3-fold above mean normal at week 52 (Cohort 1) and 4-fold above mean normal at week 40 (Cohort 2). The first patient in Cohort 3 exhibited α‑Gal A activity within mean normal range by week 2.
•In the one patient with the highest elevated levels pre-treatment, plasma lyso-Gb3 levels decreased by approximately 40% from baseline within ten weeks after dosing through week 36. The other three patients, with lower baseline levels of lyso-Gb3, maintained steady lyso-Gb3 levels through the cutoff date.
•Several of the patients reported subjective improvements in quality-of-life measures as of the cutoff date. Three of the five patients exhibited improvements in anhidrosis (inability to sweat) or hypohidrosis (reduced ability to sweat), a primary and common Fabry disease symptom. Cardiac MRI findings stabilized following treatment in two patients.
Phase 1/2 STAAR Study: Plasma α‑Gal A activity

α-Gal A Activity (nmol/h/mL)
100
90
80
70
60
50
40
30
20
10
0
15-fold
(Wk 52)
3-fold
(Wk 52)
4-fold
(Wk 40)
10-fold
(Wk 25)
Fold change from mean normal*
Normal range (2.45 - 11.37 nmol/h/mL)
Mean normal 5.70 nmol/h/mL
Subject 1 (on ERT)
Subject 2
Subject 3
Subject 4 (on ERT†)

Biomarker results are presented from the four patients in the first two dose cohorts (0.5e13 vg/kg and 1.0e13 vg/kg) as of the cutoff date of November 9, 2021.
(*) Fold change was calculated at last measured time point. α‑Gal A activity was measured using a 3-hour reaction time and presented in nmol/h/mL. For Patients 1 and 4 this was sampled at ERT trough. Normal range and mean were determined based on healthy male individuals.
(†) Patient was withdrawn from ERT at week 24.
The sixth patient in the STAAR study, who is the second patient in Cohort 3, was dosed after the cutoff date. We expect to provide updated data in the second half of 2022. Based on the Phase 1/2 data, we have initiated Phase 3 planning.

SAR445136 - Sickle Cell Disease
In December 2021, we and Sanofi presented updated preliminary proof-of-concept clinical data from our Phase 1/2 PRECIZN‑1 study evaluating SAR445136, our ZF nuclease gene-edited cell therapy product candidate for the treatment of sickle cell disease. Nine patients were enrolled as of the data cutoff date of September 22, 2021. Of the eight patients who completed mobilization and apheresis as of the cutoff date, five achieved successful target yields of HSPCs whereas two patients failed to mobilize and one patient discontinued due to intercurrent cholangitis. Four of the five patients achieving successful target yields of HSPCs had been infused with SAR445136 as of the cutoff date. Baseline patient characteristics of these four patients are in Table 1 below. As of the September 22, 2021 cutoff date, the most recently treated patient in the PRECIZN‑1 Phase 1/2 study had been followed for 26 weeks and the longest-treated patient had been followed for 91 weeks. None of the four treated patients required blood transfusions post engraftment. Total hemoglobin stabilized by week 26 after treatment with SAR445136 in all four patients. Fetal hemoglobin level increased from 0.1-11% at screening to 14-39% by week 26 in all four patients and was 38% in the longest-treated patient at 91 weeks (see Figure 1 below). Percent F cells increased to 64-96% by 39 weeks of follow-up in all four patients, persisting at 99% in the patient with 91 weeks of follow-up. SAR445136 had on-target BCL11A gene modification (61-78%) in all four patients. As of the cutoff date, SAR445136 was generally well tolerated, and there were no adverse events assessed as related to SAR445136. Most adverse events reported in the screening, mobilization, apheresis and conditioning periods were SCD-related events. The investigator reported two serious adverse events of sickle cell anemia with a vaso‑occlusive crisis, or VOC, as related to plerixafor, and one serious adverse event of nausea as related to busulfan. Most adverse events reported after infusion of SAR445136 were related to busulfan. The investigator reported one serious adverse event of sickle cell anemia with a VOC nine months after infusion in one patient, and no other SCD‑related events were reported in the four patients post-infusion. See Figure 2 below for VOCs reported before and after infusion of SAR445136. Additional data from this study are expected to be presented at a medical meeting in 2022.
Table 1: Baseline Characteristics and Clinical History
(*) Hydroxyurea, RBC = Red Blood Cell

Figure 1: Total Hb and Hb Fractionation in All Patients After SAR445136 Infusion

HbF
HbA2
HbA
HbS
103-003
10.3
0.1%
3%
69.3%
26%
10.7
14%
2%
61.2%
23%
10.4
27%
2%
30.6%
40%
11
36%
2%
62%
102-001
9.5
8%
6%
87%
11.5
13%
3%
45.8%
38%
10.4
15%
4%
23.4%
58%
9.2
14%
3%
83%
9.5
14%
3%
83%
100-001
9.4
11%
4%
14%
71%
11
18%
2%
65%
16%
11
29%
3%
32%
36%
10
39%
3%
58%
11
43%
1%
56%
103-002
7.6
5%
4%
25%
66%
11.5
12%
3%
70%
16%
9.4
25%
3%
36%
37%
9.4
32%
3%
66%
10.1
36%
3%
61%
9.7
35%
3%
62%
9.7
35%
3%
62%
9.4
34%
2%
64%
9.5
38%
2%
60%
Screening
Week 8
Week 13
Week 26
Week 39
Week 52
Week 65
Week 78
Week 91
SAR445136 INFUSION
Time since SAR445136 infusion

HbA = Adult hemoglobin, HbA2 = Variant adult hemoglobin, HbF = Fetal hemoglobin, HbS = Sickle hemoglobin
Figure 2: Number of VOCs Reported Pre- and Post- SAR445136 Infusion
VOC = Vaso-Occlusive Crisis
We expect that the next four patients treated in the study will be dosed with a product candidate manufactured using improved methods, which has been shown in internal experiments to increase long-term progenitor cells. We expect to complete dosing of these patients in the third quarter of this year.
In January 2022, we announced that Sanofi will be transitioning its rights and obligations related to SAR445136 to us as of June 28, 2022. This transition follows Sanofi’s notice of termination for convenience of the collaboration and license agreement between Sanofi and Sangamo to develop genomic medicines for hemoglobinopathies. Sanofi has elected to transition the SAR445136 program to us following a recent change in Sanofi’s strategic direction to focus on allogeneic universal genomic medicine approaches rather than autologous personalized cell therapies. We and Sanofi are collaborating on an orderly transition, while we explore options to advance the program, including seeking a potential new collaboration partner. We expect the Phase 1/2 PRECIZN‑1 study of SAR445136 to be completed as planned and that Sanofi will continue to pay the costs of the Phase 1/2 PRECIZN‑1 study until the termination date of June 28, 2022, as contemplated by the collaboration and license agreement.

TX200 – HLA-A2 Mismatched Kidney Transplant Rejection
We have enrolled the first patient into our Phase 1/2 STEADFAST clinical study evaluating TX200, our wholly owned autologous CAR-Treg cell therapy product candidate to prevent immune-mediated rejection in HLA‑A2 mismatched kidney transplantation from a living donor, and we expect to dose this patient soon. We expect to dose the second patient in this study by the middle of 2022. We continue to open study sites and screen patients.
Giroctocogene Fitelparvovec - Hemophilia A
In December 2021, we and Pfizer presented updated follow-up data from the Phase 1/2 Alta study of giroctocogene fitelparvovec, our investigational gene therapy for the treatment of moderately severe to severe hemophilia A. Eleven male patients participated in the study overall, with five patients in the 3e13-vg/kg highest dose cohort. See Table 1 below for baseline patient demographics. As of the October 1, 2021 cutoff date, all five patients in the highest dose cohort had completed at least 104 weeks of follow-up. The results showed that, at 104 weeks, the five patients in the high dose cohort had mean factor VIII, or FVIII, activity of 25.4% of normal as measured by chromogenic clotting assay at the central laboratory. Maintenance of FVIII activity in the mild range (>5%) or greater improves outcomes for patients with severe hemophilia A.
In the highest dose cohort, mean annualized bleeding rate, or ABR, was zero in the first year post-infusion and was 1.4 throughout the total duration of follow-up as of the cutoff date. In this highest dose cohort, two patients experienced bleeding events necessitating treatment with exogenous FVIII, all occurring after week 69 post-infusion: one patient experienced 8 bleeding events (5 traumatic, 2 spontaneous, 1 unknown) and one patient experienced one bleeding event in a target joint, circumstances unknown. No participants in the highest dose cohort have resumed prophylaxis as of the cutoff date.
As of the October 1, 2021 cutoff date, six of the eleven patients had experienced treatment-related adverse events, including four of the five patients in the highest dose cohort. The most commonly reported treatment-related adverse events included elevated liver enzymes and infusion-related reactions: increased alanine aminotransferase, or ALT (5/11 (45.5%) overall; 3/5 (60.0%) in the highest dose cohort), increased aspartate aminotransferase, or AST (3/11 (27.3%) overall; 2/5 (40.0%) in the highest dose cohort), pyrexia (3/11 (27.3%) overall; 3/5 (60.0%) in the highest dose cohort), and tachycardia (2/11 (18.2%) overall; 2/5 (40.0%) in the highest dose cohort). Treatment-related serious adverse events were reported in one patient in the highest dose cohort who experienced grade 3 hypotension and fever with onset approximately six hours after giroctocogene fitelparvovec infusion; the events fully resolved with treatment and did not delay post-infusion discharge the next day. See Table 2 below for more details on treatment-related adverse events. Additionally, as of the cutoff date, no confirmed FVIII inhibitor development occurred, and no thrombotic events, neoplastic events, abnormal alfa-fetoprotein and/or liver masses were reported. Additional follow-up is required to assess durability of therapeutic effect and other long-term effects of giroctocogene fitelparvovec, such as impact on overall patient liver health.
Table 1: Baseline Participant Demographics
Data cut: October 1, 2021, Max = Maximum, Min = Minimum, SD = Standard Deviation, vg = vector genomes

Table 2: Treatment-Related Adverse Events
Data cut: October 1, 2021
(a) One patient experienced grade 3 hypotension that was considered related to study drug and resolved with treatment
AE = Adverse Event, ALT = Alanine Transaminase, AST = Aspartate Aminotransferase, vg = vector genomes
Table 3: FVIII Activity in Cohort 4 (3e13 vg/kg)
Latest available FVIII values from October 1, 2021 data cut, FVIII = Factor VIII, vg = vector genomes
In November 2021, following the observation of FVIII levels greater than 150% in some treated patients, we and Pfizer announced that Pfizer voluntarily paused screening and dosing of additional patients in the Phase 3 AFFINE clinical trial of giroctocogene fitelparvovec to implement a protocol amendment to provide clinical management guidance for elevated FVIII levels. Subsequently, on November 3, 2021, the U.S. Food and Drug Administration, or FDA, informed Pfizer that this trial had been placed on clinical hold while the protocol amendment and associated documents are reviewed.
Pfizer has announced that it is in the process of submitting the protocol amendment and associated documents to health authorities in the countries where the trial is being conducted and preparing responses to the FDA clinical hold, and in February 2022, Pfizer announced that it hopes to obtain agreements to resume the AFFINE trial and to begin to reopen trial sites in the first half of 2022.

AFFINE is a global Phase 3, open-label, multicenter, single arm trial evaluating the efficacy and safety of a single infusion of giroctocogene fitelparvovec in more than 60 adult (ages 18-64 years) male patients with moderately severe to severe hemophilia A. The primary endpoint is impact on ABR through 12 months following treatment with giroctocogene fitelparvovec, compared to ABR on FVIII replacement therapy collected in the Phase 3 lead-in study period. The Phase 3 study is over 50% enrolled, and enrollment in the Phase 3 lead-in study is completed. We and Pfizer anticipate pivotal data readouts for this trial to be based on a full analysis of all study participants, when the first 50 patients are twelve months past reaching a steady-state of FVIII expression. We have the potential to earn up to $245 million in future milestone payments plus tiered royalties of 14%-20% on potential future product sales.
OUR TECHNOLOGY
Our strategy is to translate our differentiated and versatile ZF technology platform to create product-candidates with best- or first-in-class clinical potential. We believe that the versatility and flexibility of our technology platforms enable us to design therapeutic approaches to resolve the underlying genetic or cellular causes of disease, using whichever technology is best suited to deliver that treatment. Our current innovative areas of focus in preclinical studies include genome regulation with our ZF technology platform in the central nervous system, or CNS, diseases and CAR-Treg cell therapy for autoimmune diseases.
ZFPs: Naturally Occurring Sequence Specific DNA Binding Proteins in Humans
ZFPs are naturally-occurring sequence-specific DNA-binding proteins in humans that recognize and bind to a specific DNA sequence within or near a particular gene and causes expression of that gene to be “turned on” (activated) or “turned off” (repressed). ZFPs are the most common class of such naturally-occurring proteins in a wide range of organisms from yeast to humans. Functional domains may be added to ZFPs that enable genome editing (with enzymes such as nucleases or integrases) or genome regulation (with activators and repressors) at a specific genomic site determined by the ZFP DNA‑binding domain.
Figure 1: Schematic of the two-domain structure of a zinc finger DNA-binding domain and its functional domain
Consistent with the structure of natural ZFPs, we take a modular approach to the design of the proteins that we engineer. The DNA-recognition part of our engineered proteins is typically composed of four to six zinc fingers. Each individual finger recognizes and binds to a three or four base-pair sequence of DNA and multiple fingers can be linked together to form a zinc finger array that recognizes longer stretches of DNA, thereby improving specificity. By modifying the amino acid sequence of ZFPs, we can engineer novel zinc finger arrays capable of recognizing the unique DNA sequences of a chosen genomic target.

Figure 2: Schematic of a ZFP and a zinc finger array composed of 6 ZFPs
The engineered DNA-binding zinc finger array is then linked to a functional domain. The DNA-binding zinc finger array brings this functional domain to the target of interest. Our ability to use our highly specific ZFPs to precisely target a DNA sequence to a gene of interest provides us with a range of genome editing and genome regulation functionalities that can be applied to multiple cell types.

Site-specific DNA cleavage
Gene activation
Base editing
Functional domain
Zinc Finger Protein (ZFP)
Gene repression
Site-specific integration
Epigenetic modification

Figure 3: Examples of genome engineering tools that can be offered by our ZF platform
Our engineered zinc fingers can be attached to a cleavage domain of a restriction endonuclease, an enzyme that cuts DNA, creating a ZF nuclease. When a pair of ZF nucleases binds DNA in the correct orientation and spacing, a cut is introduced into the DNA sequence between the ZF binding sites. DNA binding by both ZF nucleases is necessary for cleavage, and the two halves of the endonuclease must be present in the correct orientation to interact with one another in order to mediate DNA cleavage. This break in the DNA triggers a natural process of DNA repair within the cell. This endogenous DNA repair process may be harnessed to achieve one of several outcomes that may be therapeutically useful (Figure 2). If cells are treated with ZF nucleases alone, the repair process joins the two ends of the broken DNA together and frequently results in the loss (deletion) or addition (insertion) of a small amount of genetic material at the site of the break. These insertions and deletion events are collectively known as “indels.” These disrupt the target DNA sequence and result in the expression of a truncated or non-functional protein from the targeted gene, effectively “knocking out” the gene function. ZF nuclease-mediated genome editing can be used to disrupt genes that are involved in disease pathology. We are using ZF nuclease-mediated genome editing of the BCL11A erythroid specific enhancer, or ESE, in hematopoietic stem progenitor cells, or HSPCs, as the basis of a potential long-lasting and once only treatment for SCD (SAR445136).
In contrast, if cells with a mutation in a particular gene are treated not only with ZF nucleases, but also with an additional DNA sequence that encodes the correct gene sequence (referred to as a “donor” DNA) and with ZF nucleases that recognize and bind to sequences flanking the mutation, the cell’s repair machinery can use the donor DNA as a template to correct the mutated gene. This ZF nucleases-mediated gene correction enables the corrected gene to be expressed in its natural chromosomal context and may provide a novel approach for the precise repair of DNA sequence mutations responsible for certain monogenic diseases. In addition to providing a donor sequence that encodes a complete gene, a new copy of a gene can also be precisely added into the genome at a specific location. The ability to precisely place a gene-sized segment of DNA specifically into a pre-determined location in the genome broadens the range of mutations of a gene that can be corrected in a single step. It also reduces the insertional mutagenesis concerns associated with traditional integrating gene replacement approaches such as lentiviruses, in which the insertion of a new corrective copy of the gene typically occurs at random locations in the genome.
We are also evaluating ZF transcription factors, which have the potential to regulate the expression of a target gene (Figure 4). For instance, coupling an activation domain to a zinc finger will cause a target gene to be expressed at increased levels, relative to an untreated cell. Alternatively, a repression domain causes the gene to be downregulated or completely turned off. ZF transcription factors can also be designed to selectively repress expression of a mutant allele while allowing for the expression of the healthy allele. We have several preclinical programs evaluating the potential of ZF transcription factors that have been designed to down regulate the expression of genes as potential treatments for CNS diseases, including a collaboration agreement with Biogen for tauopathies and Parkinson’s disease, a collaboration with Takeda, for Huntington’s disease and a collaboration with Pfizer for ALS. We also have a preclinical collaboration with Novartis evaluating the potential of ZF transcription factors to upregulate expression of genes as a potential treatment for autism spectrum disorders and intellectual disability.

Figure 4: ZF transcription factors have the potential to regulate the expression of a target gene
ZF Platform Provides Opportunity to Develop a New Class of Human Therapeutics
We believe that our ZF platform provides a unique and proprietary basis for a broad new class of drugs that have differentiated technical advantages over small-molecule drugs, protein pharmaceuticals, RNA-based therapeutics, conventional gene therapy approaches and other gene and genome editing platforms, potentially enabling us to develop therapies that address a broad range of unmet medical needs. We notably believe that our ZF genomic medicines have the potential to transform treatment strategies for severe diseases from symptom management to lasting cures.
We can generate highly specific ZF nucleases for genome editing and ZF transcription factors for genome regulation using a range of proprietary methods. We are developing delivery strategies to administer these therapeutics, including using mRNA, AAV, adenovirus, plasmid, lipid nanoparticles and direct injection into brain tissue or into the cerebrospinal fluid. As more genes and DNA sequences are linked to specific diseases, we believe that the clinical breadth and scope of our ZF therapeutic reagents will continue to expand.
CAR-Tregs Have Potential to Address Autoimmune and Inflammatory Diseases
A key area of focus in our preclinical pipeline is our CAR-Treg programs we are studying in autoimmune and inflammatory diseases. Tregs are a type of white blood cell and act as the key regulators of the immune system. Their natural role is to maintain immune homeostasis and prevent undesirable immune reactions to autoantigens (autoimmunity) or to antigens that are normally tolerated (food antigens, inhaled antigens, contact antigens and bacterial flora antigens). Tregs play the role of ‘peacekeepers’ containing other T cells before they become harmful to the organism, ensuring the immune system does not mistakenly attack healthy organs while still protecting the body from harm, e.g., from viruses and bacteria.
We are genetically re-programming Tregs ex vivo to add a CAR to give Tregs the ability to target a specific protein, called an antigen. CAR-Tregs are thus re-programmed to recognize and accumulate in specific tissues where the antigen is being expressed and an immune-mediated disorder is occurring. Our preclinical research shows that CAR-Tregs can inhibit overactive immune cells within the body. Moreover, they have the potential to induce long-term immune tolerance – a state of non-reactivity by the immune system to a particular auto-antigen. We aim to develop therapies that can induce and restore immune tolerance to address a wide range of inflammatory and autoimmune diseases.
CARs are composed of three main parts (see Figure 5):
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

Antigen-specific
human antibody
Tissue
cell
CAR-Treg
cell
Antigen
Chimeric antigen
receptor (CAR)

Figure 5: Schematic of CAR-Treg cell recognizing antigen on tissue cell
We carefully select the CAR target antigen for each autoimmune or inflammatory indication. Our CAR-Treg cells are designed to be active only at the site of inflammation, ensuring specific and selective action. For instance, for a CNS disease such as MS, we want to make sure that the target antigen is localized in the CNS. The target antigen may in some instances be linked to the disease etiology.

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

Vascular endothelium
CAR-Treg
Targeted cells
Antigen
CAR
CAR-Treg activation
& expansion

Figure 6: Expected mechanism of action of CAR-Tregs
Our most advanced CAR-Treg product candidate, TX200, is being studied for the prevention of immune-mediated rejection following HLA-A2 mismatched kidney transplantation from a living donor. TX200 is an autologous CAR-Treg cell therapy product candidate. An autologous cell therapy is made using cells from the same person as the recipient of the cells, as shown on Figure 7.

Isolation
of Treg
cells
Treg
Cell engineering
1
2
CAR
CAR-Treg cell
3
4
Infusion
Expansion
Patient

Figure 7: Schematic of our autologous CAR-Treg approach
In TX200, the patient’s Tregs are collected before transplant, genetically engineered with a CAR, and then injected back into the same patient. As a result of this detailed process, we expect dosing of patients will occur several months after their enrollment. The CAR in TX200 is designed to recognize the HLA-A2 protein present on the transplanted kidney.
The first patient has been enrolled in our STEADFAST clinical study, which we expect will help us understand how CAR-Tregs work in humans and may provide broader proof of concept for genetically modified cell therapy using Tregs.
We are convinced of the fundamental impact of our CAR-Treg approach and are initiating the next step with the goal of making the approach available to a larger group of patients. Accordingly, we are developing ZF nuclease-edited allogeneic Treg therapies. Allogeneic cell therapies are donor derived, made using cells from a different person to the recipient of the cells, as opposed to autologous cell therapies. We believe that allogeneic therapies are the future of cell therapy and will overcome the challenges of autologous approaches such as scale and manufacturing. If we are able to demonstrate proof‑of‑concept of autologous TX200, we anticipate follow-on allogeneic programs. There is tremendous potential from there to go into many other large autoimmune indications such as rheumatoid arthritis or diabetes.
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

Figure 8: Our gene therapy technology

THERAPEUTIC PRODUCTS IN DEVELOPMENT
Proprietary Programs
Isaralgagene civaparvovec - Fabry Disease
Isaralgagene civaparvovec is our gene therapy product candidate being developed for the treatment of Fabry disease, a rare inherited metabolic disease. STAAR is an ongoing Phase 1/2 multicenter, open-label, dose-ranging clinical study designed to assess the safety and tolerability of a single infusion of isaralgagene civaparvovec in Fabry disease patients ≥ 18 years of age. Patients are infused intravenously with a single dose and followed for 52 weeks. A separate long-term follow-up study is underway to monitor the patients treated in this study for up to five years following treatment. The study design provides for at least two subjects to be dosed in each dose cohort, with a potential expansion in each cohort. Patients who are on stable enzyme replacement therapy, or ERT, may withdraw ERT after treatment in a controlled and monitored fashion at the discretion of the patient and the investigator.
The dose escalation phase includes males with classic Fabry disease. The study is expected to be subsequently expanded to treat females, as well as patients with Fabry-associated cardiac or renal disease. The study’s primary endpoint is incidence of treatment-emergent adverse events. Additional safety evaluations include routine hematology, chemistry and liver tests; vital signs; electrocardiogram; echocardiogram; serial alpha-fetoprotein testing and magnetic resonance imaging, or MRI, of liver to monitor for potential formation of any liver mass. Secondary endpoints include change from baseline at specific time points over the one-year study period in α‑Gal A activity, Gb3 and lyso‑Gb3 levels in plasma; frequency of ERT infusion; changes in renal function, cardiac function and left ventricular mass, measured by cardiac MRI and rAAV2/6 vector clearance. Key exploratory endpoints include quality of life, Fabry symptoms and neuropathic pain scores; and immune response to AAV6 capsid and α‑Gal A.
The goal of the study is to abrogate the need for ERT with a recombinant AAV2/6 vector encoding cDNA for human α‑Gal A, resulting in long-term expression of α‑Gal A. As a liver-directed gene therapy, isaralgagene civaparvovec is designed to be delivered by a one-time IV infusion that does not require any preconditioning regimen for patients. We believe isaralgagene civaparvovec has the potential to deliver efficacy with preserved renal function and reduced cardiac morbidity and neuropathy.
For recent updates on isaralgagene civaparvovec, please see Business Updates above.
CAR-Treg Cell Therapy - TX200 - HLA-A2 Mismatched Kidney Transplant Rejection
TX200 is our autologous HLA-A2 specific CAR-Treg cell therapy product candidate that we have developed for the prevention of immune mediated rejection following HLA-A2 mismatched renal transplantation. We are currently evaluating TX200 in our Phase 1/2 STEADFAST clinical study. We believe the STEADFAST study will be critical for our understanding of CAR-Treg pharmacology and biology in patients as well as establishing process development and manufacturing know-how.
TX200 has been developed for patients with end-stage renal disease or ESRD, receiving a kidney transplant, where the recipient of the kidney is HLA-A2 negative and the donor is HLA-A2 positive. A kidney transplant is considered the best treatment option for ESRD, the last stage of chronic kidney disease, when a person’s kidneys are no longer working. HLA mismatch is the initial and most important barrier to successful transplantation after ABO blood types incompatibility, and approximately 21-26% of transplanted organs are HLA-A2 mismatched. In the case of an HLA-A2 positive kidney transplanted into an HLA-A2 negative patient, the recipient’s immune system can recognize this mismatch and, without long-term immunosuppressive medication, will attack the new kidney carrying the HLA-A2 protein, leading to graft rejection. A lifetime of immunosuppressive therapy is associated with significant morbidity and mortality, including the development of systemic infection, malignancy and cardiovascular disease, the leading cause of death in this patient population. Therefore, the induction of immunological tolerance defined a stable and acceptable graft function without the need for immunosuppression remains a key priority in this field of medicine.
TX200 is composed of autologous Treg cells engineered to express an HLA-A2 CAR, allowing them to localize to the renal graft and activate upon recognition of the HLA-A2 antigen. We believe that TX200 has the potential to prevent kidney rejection by binding to the HLA-A2 positive kidney and inducing immune tolerance.
Similar to other genetically engineered cell therapy approaches, patients undergo a leukapheresis procedure, from which their Treg cells are isolated and engineered then cryopreserved. The HLA-A2 negative patient subsequently undergoes transplantation surgery to receive a kidney from their HLA-A2 positive living donor. Following a recovery period, the transplant recipient receives their personalized TX200 drug candidate. As a result of this detailed process, we expect dosing of patients to occur several months after study initiation and patient enrollment.
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
For recent updates on TX200, please see Business Updates above.
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

In October 2021, we presented the first preclinical data from our allogeneic IL23R-CAR-Treg product candidate in a poster at the European Society of Gene and Cell Therapy (ESGCT) Annual Congress. In this poster, we discussed our choice for the CAR target and the selection of the CAR scFv (antigen-recognition part). We showed in vitro results demonstrating that our IL23R-CAR-Treg product candidate binds to IL23R, gets activated upon binding to IL23R, and then shows an efficient suppressive function. Our in vivo data in two IBD mouse models confirmed these findings, showing that our product-candidate migrates to the site of inflammation and becomes activated after target encounter, resulting in a significant improvement of the overall disease score. Overall, our data suggest that engineered IL23R-CAR-Tregs have the potential to be a promising product‑candidate for treating Crohn’s Disease. Furthermore, we believe their mode of action could also pave the way for treating other IBD and chronic autoimmune pathologies involving IL23R.

IL23R is overexpressed by inflammatory cells infiltrating the gut of Crohn's Disease patients

Allogeneic IL23R-CAR-Treg cell therapy is a novel approach to treat Crohn's Disease patients

GI-infiltrating inflammatory cells
IL23R
Overexpressed IL-23 receptor (IL23R)
Crohn's disease inflamed gastrointestinal (GI) tract

Tregs from a healthy donor
Treg
Cell engineering
IL23R CAR
CAR-Treg
Allogeneic IL23R-CAR-Treg cell
IL23R
IL23R CAR
CAR-Treg
Reduction in Crohn's Disease signs and symptoms

Our IL23R CAR-Treg candidate for Crohn's disease

CAR-Treg Cell Therapy - MS
We continue to advance preclinical development of our wholly-owned CAR-Treg program to treat MS, an autoimmune disease of the CNS. Similar to our IBD program, our product candidate to treat MS is composed of allogeneic Treg cells engineered to express a CAR designed to recognize an antigen relevant to MS, so that resulting CAR-Tregs can localize and activate in the CNS.
Genome Engineering - Prion Disease
We continue to advance our wholly-owned preclinical genome engineering program in prion disease, a fatal and incurable neurodegenerative disease caused by the misfolding of the prion protein encoded by the gene PRNP.
Partnered Programs
SAR445136 - Sickle Cell Disease
We and Sanofi are currently evaluating SAR445136, our ZF nuclease gene-edited cell therapy product candidate for SCD in the Phase 1/2 PRECIZN-1 study.
SAR445136 involves genome editing of a patient’s own hematopoietic stem progenitor cells using non-viral delivery of our ZF nuclease technology designed to induce the synthesis of fetal hemoglobin. This is achieved by gene-edited knock out of the erythroid specific enhancer of the BCL11a gene, which encodes a strong repressor of the gamma globin gene. In SCD, increased fetal hemoglobin synthesis may provide the patient with functional hemoglobin and help downregulate the abnormal sickle hemoglobin that results in painful sickle cell crises and other disease feature.

Defective hemoglobin
Fetal hemoglobin
Blood stem cells (CD34+ HSCs)
ZF nucleases inactivate BCL11A in red blood cells
ZF nuclease
BCL11A (gene stopping production of fetal hemoglobin)
Engineered blood stem cells
Infusion to patient
Production of fetal hemoglobin is expected to be restored and relieve SCD symptoms

Our ZF cell therapy approach to treat SCD
In January 2022, we announced that Sanofi will be transitioning its rights and obligations related to SAR445136 to us as of June 28, 2022. Sanofi has elected to transition the SCD program to us following a recent change in Sanofi’s strategic direction to focus on allogeneic universal genomic medicine approaches rather than autologous personalized cell therapies We and Sanofi are collaborating on an orderly transition, while we explore options to advance the program, including seeking a potential new collaboration partner. We expect the Phase 1/2 PRECIZN-1 study of SAR445136 to be completed as planned and that Sanofi will continue to pay the costs of the Phase 1/2 PRECIZN-1 study until the termination date of June 28, 2022, as contemplated by the collaboration and license agreement between Sangamo and Sanofi.
For recent updates on SAR445136, please see Business Updates above.
Giroctocogene Fitelparvovec - Hemophilia A
We and Pfizer continue to develop giroctocogene fitelparvovec, or SB-525, which is currently the subject of our registrational Phase 3 AFFINE clinical trial as an investigational gene therapy for moderately severe to severe hemophilia A. Under our collaboration agreement with Pfizer, we conducted the Phase 1/2 Alta clinical study and certain manufacturing activities, while Pfizer is responsible for subsequent worldwide development, manufacturing, marketing and commercialization, including the Phase 3 AFFINE clinical trial.
AFFINE is a global Phase 3, open-label, multicenter, single arm trial evaluating the efficacy and safety of a single infusion of giroctocogene fitelparvovec in more than 60 adult (ages 18-64 years) male patients with moderately severe to severe hemophilia A. The primary endpoint is impact on annual bleed rate, or ABR, through 12 months following treatment with giroctocogene fitelparvovec, compared to ABR on FVIII replacement therapy collected in the Phase 3 lead-in study period. The Phase 3 study is over 50% enrolled, and enrollment in the Phase 3 lead-in study is completed.

Based on initial results from the Alta study, the FDA granted regenerative medicine advanced therapy, or RMAT, designation to giroctocogene fitelparvovec. RMAT designation is granted to regenerative medicine therapies intended to treat, modify, reverse, or cure a serious condition, for which preliminary clinical evidence indicates that the medicine has the potential to address an unmet medical need. The RMAT designation includes all the benefits of the fast track and breakthrough therapy designation programs, including early interactions with the FDA. The FDA also granted giroctocogene fitelparvovec Orphan Drug and Fast Track designation, and the European Medicines Agency, or EMA, granted it Orphan Medicinal Product designation.
For recent updates on giroctocogene fitelparvovec, please see Business Updates above.
KITE-037 - Cancer
We and Kite Pharma, Inc., or Kite, a wholly-owned subsidiary of Gilead Sciences, Inc., continue to develop cell therapies to treat cancer using our research to design ZF nucleases and viral vectors to disrupt and insert select genes in T cells and natural killer cells, or NK-cells, including the insertion of genes that encode CARs, T cell receptors, or TCRs, and NK-cell receptors, or NKRs, directed to mutually agreed targets. Kite is responsible for all clinical development, manufacturing, marketing and commercialization. In May 2021, we announced that as part of their recent portfolio review, Kite made a decision not to submit an investigational new drug application, or IND, for KITE-037 at that time. The development program for KITE-037 remains active, and we and Kite are working closely towards the development of one or more new product candidates.
ST-501 - Tauopathies, ST-502 - Synucleinopathies and Type 1 Myotonic Dystrophy (DM1)
We and Biogen continue to develop preclinical genome engineering therapies, including our ST-501 product candidate to treat tauopathies, our ST-502 product candidate to treat synucleinopathies including Parkinson’s disease and a product candidate targeting DM1, a neuromuscular disease. Biogen has also selected an undisclosed fourth neurological disease gene target under our collaboration agreement, and we have begun early research activities on therapies addressing this target. Under our collaboration agreement with Biogen, it has exclusive rights to nominate up to eight additional targets over a target selection period of five years. This collaboration leverages ZF transcription factors to aim to modulate the expression of key genes involved in neurological diseases.
In March 2021, we published preclinical data in Science Advances, showing that tau-targeted ZF-transcription factors selectively reduced tau messenger RNA and proteins by 50% to 80% out to 11 months without detectable off-target events.
In the first half of 2021, we presented preclinical data at the 15th International Conference on Alzheimer’s and Parkinson’s Diseases (AD/PD) and at the American Society of Gene & Cell Therapy (ASGCT) Annual Meeting, showing that alpha synuclein-targeted ZF-transcription factors could significantly repress human alpha synuclein and were well tolerated in vivo.
Genome Engineering - Autism Spectrum Disorder and Neurodevelopmental Disorders
We and Novartis continue to develop preclinical genome engineering therapies for three neurodevelopmental targets, including genes linked to autism spectrum disorder and intellectual disability. The collaboration leverages our ZF‑transcription factors to aim to upregulate the expression of key genes involved in neurodevelopmental disorders.
Genome Engineering - ALS and Frontotemporal Lobar Degeneration
We and Pfizer continue to develop preclinical genome engineering product candidates that use allele-specific ZF‑transcription factors to treat ALS and frontotemporal lobar degeneration, or FTLD, linked to mutations in the C9ORF72 gene. The most frequent genetic cause of ALS is the expansion of hexanucleotide repeats, or G4C2 repeats, in the first intron of the C9ORF72 gene. Our approach is to design ZF‑transcription factors to repress specifically pathogenic gene expression from the disease allele, while preserving expression of the healthy allele.
In September 2020, we completed our research obligations associated with this collaboration, which required us to identify, characterize and preclinically develop ZF‑transcription factors satisfying pre-agreed criteria. Pfizer is now responsible for subsequent research and development activities as well as subsequent development, manufacturing, marketing and commercialization.
In May 2021, we presented preclinical data at the ASGCT Annual Meeting, showing that ZF‑transcription factors were capable of selectively repressing the expression of both disease sense and antisense isoforms over a wide dose range while preserving the expression of normal isoform in patient‑derived neural cells. No detectable off-target gene regulation was observed.

Takeda – Huntington’s Disease
We and Takeda continue to develop potential preclinical genome engineering product candidates to treat Huntington’s Disease that use a ZF-transcription factor designed to differentially down regulate the mutated disease-causing huntingtin gene, or HTT gene, while preserving the expression of the normal version of the gene.
For more information on the collaborations underlying these partnered programs, see “—Collaborations” below.
Legacy Clinical Research Programs
We have stopped development of the following clinical research programs. We continue to perform the appropriate long-term follow-up and closeout activities of the legacy studies in accordance with the study protocols.
ST-400 - Beta Thalassemia
In November 2021, we and Sanofi announced that we made a business decision to cease development of the beta thalassemia indication in order to focus resources on the sickle cell disease program. Five patients were dosed in the Phase 1/2 Thales study, an open-label, single arm clinical study to evaluate the safety and efficacy of ST-400. Results were last presented at American Society for Hematology Annual Meeting and Exposition 2021.
SB-728 - Human Immunodeficiency Virus, or HIV
SB-728 was one of the first clinical candidates to use an early generation of our ZF nuclease-mediated genome editing technology. We conducted several clinical studies evaluating SB-728, demonstrating the safety of the platform and showing immune responses from a subset of patients, however the studies did not meet our clinical expectations and we have stopped development in HIV.
SB-913 - MPS II
In January 2021, we announced that we have stopped development of SB-913, our ZF nuclease genome editing product candidate for the treatment of Mucopolysaccharidosis Type II, or MPS II. While the Phase 1/2 CHAMPIONS study evaluating SB-913 demonstrated the first molecular evidence of genome editing, the study did not meet our clinical expectations. Research is ongoing to improve the potency and delivery of our ZF nuclease for genome editing, which we believe will optimize the platform for therapeutic effect.
SB-318 - MPS I and SB-FIX - Hemophilia B
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
Novartis
In July 2020, we entered into a collaboration and license agreement with Novartis for the research, development and commercialization of gene regulation therapies to treat three neurodevelopmental disorders. Under the agreement, we granted to Novartis an exclusive, royalty bearing and worldwide license, under our relevant patents and know-how, to develop, manufacture and commercialize certain of our ZF-transcription factors targeted to three undisclosed genes that are associated with neurodevelopmental disorders, including autism spectrum disorder and intellectual disability. We perform early research activities over the collaboration period for each gene target and manufacture the ZF-transcription factors required for such research, costs of which are funded by Novartis. Novartis is responsible for additional research activities, IND-enabling studies, clinical development, regulatory approvals, manufacturing of preclinical, clinical and approved products, and global commercialization. Subject to certain exceptions set forth in the agreement, we are prohibited from developing, manufacturing or commercializing any therapeutic product targeting any of the three genes that are the subject of the collaboration. Novartis also has the option to license certain of our proprietary AAVs for the sole purpose of developing, manufacturing and commercializing licensed products arising from the collaboration.
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
Biogen
In February 2020, we entered into a global licensing collaboration agreement with Biogen for the research, development and commercialization of gene regulation therapies for the treatment of neurological diseases which became effective in April 2020. Our collaboration aims to leverage our proprietary ZFP technology delivered via AAV to modulate expression of key genes involved in neurological diseases. Concurrently with the execution of the collaboration agreement, we also entered into a stock purchase agreement with Biogen MA, Inc., pursuant to which Biogen MA, Inc. purchased 24,420,157 shares of our common stock, or the Biogen Shares, for an aggregate purchase price of $225.0 million.
Under the collaboration agreement, Biogen paid us an upfront license fee payment of $125.0 million. We are also eligible to earn research, development, regulatory and commercial milestone payments that could total up to approximately $2.4 billion if Biogen selects all of the targets allowed under the agreement and all the specified milestones set forth in the agreement are achieved, which includes up to $925.0 million in pre-approval milestone payments and up to $1.5 billion in first commercial sale and other sales-based milestone payments. In addition, we are also eligible to receive tiered high single-digit to sub-teen royalties on potential net commercial sales of licensed products arising from the collaboration. These royalty payments are subject to reduction due to patent expiration, entry of biosimilar products to the market and payments made under certain licenses for third-party intellectual property.
Under the collaboration agreement, we granted to Biogen an exclusive, royalty bearing and worldwide license, under our relevant patents and know-how, to develop, manufacture and commercialize certain ZFP and/or AAV-based products directed to up to twelve neurological disease gene targets selected by Biogen. Biogen has already selected four of these: our ST-501 product candidate to treat tauopathies, our ST-502 product candidate to treat synucleinopathies including Parkinson’s disease, a third product candidate targeting DM1, a neuromuscular disease, and a fourth undisclosed neurological disease gene target. Biogen has exclusive rights to nominate up to eight additional targets over a target selection period of five years. For each gene target selected by Biogen, we perform early research activities, costs for which are shared by the companies, aimed at the development of the combination of proprietary CNS delivery vectors and ZF-transcription factors targeting therapeutically relevant genes. Biogen then assumes responsibility and costs for the IND-enabling studies, clinical development, related regulatory interactions, and global commercialization. We are primarily responsible for Good Manufacturing Practice, or GMP, manufacturing activities for the initial clinical studies for the first three products of the collaboration and plan to leverage our in-house manufacturing capacity. Biogen is responsible for GMP manufacturing activities beyond the first clinical study for each of the first three products. Subject to certain exceptions set forth in the collaboration agreement, we are prohibited from developing, manufacturing or commercializing any therapeutic product directed to the targets selected by Biogen.
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
Kite
In February 2018, we entered into a collaboration and license agreement with Kite, which became effective in April 2018 and was amended and restated in September 2019, for the research, development and commercialization of engineered cell therapies for cancer. Kite is responsible for all clinical development and commercialization of any resulting products.
Subject to the terms of this agreement, we granted Kite an exclusive, royalty-bearing, worldwide, sublicensable license, under our relevant patents and know-how, to develop, manufacture and commercialize, for the purpose of treating cancer, specific cell therapy products that may result from the research program and that are engineered ex vivo using selected ZF nuclease and AAVs developed under the research program, to express CARs, TCRs or NKRs directed to candidate targets.
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
We received a $150.0 million upfront payment from Kite when the agreement became effective in April 2018. In addition, Kite reimburses our direct costs to conduct the joint research program, and Kite is responsible for all subsequent development, manufacturing and commercialization of any licensed products. We are also eligible to earn contingent development- and sales-based milestone payments that could total up to $3.0 billion if all the specified milestones set forth in this agreement are achieved. Of this amount, approximately $1.3 billion relates to the achievement of specified research, clinical development, regulatory and first commercial sale milestones, and approximately $1.8 billion relates to the achievement of specified sales-based milestones if annual worldwide net sales of licensed products reach specified levels. Each development- and sales-based milestone payment is payable (i) only once for each licensed product, regardless of the number of times that the associated milestone event is achieved by such licensed product, and (ii) only for the first 10 times that the associated milestone event is achieved, regardless of the number of licensed products that may achieve such milestone event. In addition, we are entitled to receive escalating, tiered royalty payments with a percentage in the single digits based on potential future annual worldwide net sales of licensed products. These royalty payments are subject to reduction due to patent expiration, entry of biosimilar products to the market and payments made under certain licenses for third-party intellectual property.
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
We received an upfront license fee of $70.0 million, achieved a $25.0 million milestone in December 2019 upon completion of the transfer of the IND for giroctocogene fitelparvovec to Pfizer, and achieved a $30.0 million milestone in October 2020 upon the dosing of the first patient in our pivotal Phase 3 AFFINE trial. We are eligible to earn further development milestone payments on the achievement of specified clinical development, intellectual property, regulatory and first commercial sale milestones for giroctocogene fitelparvovec and potentially other products. The total amount of potential clinical development, intellectual property, regulatory, and first commercial sale milestone payments, assuming the achievement of all specified milestones in this agreement, is $475.0 million, which includes up to $300.0 million for giroctocogene fitelparvovec and up to $175.0 million for other products that may be developed under the agreement, subject to reduction on account of payments made under certain licenses for third‑party intellectual property. In addition, Pfizer agreed to pay us royalties for each potential licensed product developed under the agreement that are an escalating tiered, double-digit percentage of the annual net sales of such product and are subject to reduction due to patent expiration, entry of biosimilar products to the market and payment made under certain licenses for third‑party intellectual property.
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
C9ORF72 Collaboration
In December 2017, we entered into a separate exclusive, global collaboration and license agreement with Pfizer for the development and commercialization of potential gene therapy products that use ZF-transcription factors to treat ALS and FTLD linked to mutations of the C9ORF72 gene. Pursuant to this agreement, we agreed to work with Pfizer on a research program to identify, characterize and preclinically develop ZF-transcription factors that bind to and specifically reduce expression of the mutant form of the C9ORF72 gene.
We received a $12.0 million upfront payment from Pfizer and achieved a $5.0 million milestone payment in September 2020 associated with the completion of all of our research activities for the C9ORF72 collaboration. We are eligible to earn up to $60.0 million in development milestone payments from Pfizer contingent on the achievement of specified preclinical development, clinical development and first commercial sale milestones, and up to $90.0 million commercial milestone payments if annual worldwide net sales of the licensed products reach specified levels. In addition, Pfizer will pay us royalties based on an escalating tiered, mid- to high-single digit percentage of the annual worldwide net sales of the licensed products. These royalty payments are subject to reduction due to patent expiration, entry of biosimilar products to the market and payments made under certain licenses for third‑party intellectual property. Each party is responsible for the cost of its performance of the research program. Pfizer is operationally and financially responsible for subsequent development, manufacturing and commercialization of the licensed products.
Subject to the terms of the agreement, we granted Pfizer an exclusive, worldwide, royalty-bearing, license under our relevant patents and know-how to develop, manufacture and commercialize gene therapy products that use resulting ZF-transcription factors that satisfy pre-agreed criteria. During a specified period, neither we nor Pfizer will be permitted to research, develop, manufacture or commercialize outside of the collaboration any ZFPs that specifically bind to the C9ORF72 gene.

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
Sanofi
In January 2014, we entered into an exclusive worldwide collaboration and license agreement with Biogen MA, Inc., who subsequently assigned it to Bioverativ Inc., who was then subsequently acquired by Sanofi to develop therapeutics for hemoglobinopathies. Under the agreement, we were originally jointly conducting two research programs: a beta thalassemia program, which was discontinued in the third quarter of 2021, and a program which resulted in the development of SAR445136, a ZF nuclease, gene-edited cell therapy product candidate for the treatment of SCD, which remains active.
Under the SCD program, we and Sanofi were jointly responsible for research and development activities prior to filing of an IND, but Sanofi is now responsible for subsequent worldwide clinical development, manufacturing and commercialization of licensed products developed under the agreement. Subject to the terms of the agreement, we have granted Sanofi an exclusive, royalty-bearing license, with the right to grant sublicenses, to use certain ZFP and other technology controlled by us for the purpose of researching, developing, manufacturing and commercializing licensed products developed under the agreement. We have also granted Sanofi a non-exclusive, worldwide, royalty-free, fully paid license, with the right to grant sublicenses, under our interest in certain other intellectual property developed pursuant to the agreement. During the term of the agreement, we are not permitted to research, develop, manufacture or commercialize, outside of the agreement, certain gene therapy products that target genes relevant to the licensed products.
Under the agreement, we received an upfront license fee of $20.0 million, achieved a $6.0 million milestone in August 2019 upon dosing of the third subject in the beta thalassemia Phase 1/2 clinical trial and achieved a $7.5 million milestone in December 2019 upon dosing of the first subject in the Phase 1/2 PRECIZN‑1 clinical study evaluating SAR445136.
In January 2022, we announced that Sanofi will be transitioning its rights and obligations related to SAR445136 to us as of June 28, 2022. This transition follows Sanofi’s notice of termination for convenience of the collaboration and license agreement between Sanofi and Sangamo. Sanofi has elected to transition the SAR445136 program to us following a recent change in Sanofi’s strategic direction to focus on allogeneic universal genomic medicine approaches rather than autologous personalized cell therapies. We and Sanofi are collaborating on an orderly transition, while we explore options to advance the program, including seeking a potential new collaboration partner. We expect the Phase 1/2 PRECIZN‑1 study of SAR445136 to be completed as planned and that Sanofi will continue to pay the costs of the Phase 1/2 PRECIZN‑1 study until the termination date of June 28, 2022, as contemplated by the collaboration and license agreement
Takeda
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

Under the amended and restated agreement, we have full control over, and full responsibility for the costs of, the hemophilia A and B programs returned to us by Takeda, subject to certain diligence obligations. We also granted Takeda a right of first negotiation to obtain a license to such programs under certain circumstances. We are required to pay single digit percentage royalties to Takeda, up to a specified maximum cap, on commercial sales of therapeutic products from the programs returned to us by Takeda. We will be required to pay Takeda this single digit percentage royalty, subject to the maximum royalty cap, on any commercial sales of giroctocogene fitelparvovec, our gene therapy product candidate for the treatment of moderately severe to severe hemophilia A that we are developing with our collaborator Pfizer, if giroctocogene fitelparvovec receives regulatory approvals and is commercialized.
The amended and restated agreement may be terminated by (i) us or Takeda, in whole or in part, for the uncured material breach of the other party, (ii) us or Takeda for the bankruptcy or other insolvency proceeding of the other party and (iii) Takeda, in its entirety, effective upon at least 90 days’ advance written notice.
Other Partnerships
In addition to our partnerships for the development of human therapeutic applications, we have also licensed our technology in several other areas, such as plant agriculture and research reagents, including the production of transgenic animals and cell-line engineering. These license partners include Corteva AgriScience, formerly known as Dow AgroSciences LLC, or DAS, Sigma-Aldrich Corporation (now MilliporeSigma in the United States and Merck KGaA outside the United States), Genentech, Inc., Open Monoclonal Technology, Inc. (now Ligand Pharmaceuticals Inc.) and F. Hoffmann-La Roche Ltd and Hoffmann-La Roche Inc.
INTELLECTUAL PROPERTY
Patents, trade secrets, know-how and licensed technologies are important to our business. Our strategy includes filing, obtaining, maintaining, licensing, and when necessary, defending our patents and patent applications to protect technologies, inventions, and improvements to inventions that we consider important for the research, development, and commercialization of our technologies and our product candidates. We have filed numerous patent applications with the U.S. Patent and Trademark Office, or USPTO, and with patent offices in multiple foreign jurisdictions. Our proprietary intellectual property includes methods relating to the design of zinc finger proteins, Transcription Activator-Like Effector, or TALE, proteins and Clustered Regularly Interspaced Short Palindromic Repeats, or CRISPR/Cas, editing systems, therapeutic applications of genome editing technology, enabling technologies related to our platform and the use of genome editing across a variety of applications. We rely on a combination of patents, copyrights, trademarks, proprietary know-how, continuing technological innovations and trade secret protections, as well as confidentiality agreements, materials transfer agreements, research agreements and licensing agreements, to establish and protect our proprietary rights.
In-licensed Technology
We have exclusively licensed in relevant fields certain intellectual property directed to the design, selection, and use of ZFPs, ZF nucleases and ZF-transcription factors for genome editing and genome regulation from numerous academic institutions. Although no individual in-license is material to our overall protection of our ZFP and ZF nuclease platforms, we believe that these in-licenses, in combination with our own know-how, patent applications and patents, protect us from unauthorized third parties who might try to copy or use our products or technologies.
In addition, with respect to our cell therapy products, our subsidiary, Sangamo France, has a license agreement with the University of British Columbia pursuant to which it exclusively licensed in relevant fields the right to the CAR for use in our TX200 product candidate. This license includes one patent family, which is expected to expire in September 2038, absent any patent term adjustment, or PTA, patent term extension, or PTE, or disclaimers.
Our Intellectual Property
In addition to our in-licensed patent portfolio, we have numerous issued patents and pending patent applications directed to the design, compositions and uses of ZFPs, ZF nucleases, ZF-transcription factors, TALE proteins and CRISPR/Cas editing systems and other technologies related to our programs.
Given our over two-decade history with zinc finger technology, some of the earliest zinc finger patents in our portfolio began expiring in 2015. However, we have continued to build on this patent portfolio and have been issued additional patents and have applications pending that provide protection for our ZFP technology. Additionally, patents that may be issued from our pending applications will extend the patent exclusivity of our patent estate.
We believe that our in-licensed and our owned patents and patent applications, in combination with our know-how and trade secrets, in the aggregate, will provide us with substantial protection of and exclusivity around the commercial development of our gene therapy, cell therapy and genome engineering programs. In this regard, patents issued to us, applied for by us, or exclusively and non-exclusively licensed to us, cover our commercially relevant technologies, including the following types of inventions, processes and products:
•ZFP and ZF nuclease design, engineered nucleases, and compositions (multiple patents issued with expected expiration dates ranging from 2029 to 2036), absent any PTA, PTE or disclaimers): These patents cover inventions including DNA target site selection, zinc finger binding domain design, nuclease domain design, linker design, DNA nickases, ZFP libraries databases and methods of construction, as well as methods to increase zinc finger binding specificity (see, e.g., US9982245, US10066242, US10113207);
•ZFP Therapeutics (multiple patents issued with expected expiration dates ranging from 2028 to 2031, absent any PTA, PTE or disclaimers): These patents cover inventions including methods relating to activation and inhibition of endogenous genes, identification of accessible regions within chromatin, including treatment of Huntington’s disease, HIV, cancer therapeutics, modulation of cardiac contractility and methods to regulate the glucocorticoid receptor (see, e.g., US9943565);
•Nuclease Therapeutics (multiple patents issued with expected expiration dates ranging from 2031 to 2036, absent any PTA, PTE or disclaimers): These patents cover inventions including treatments for HIV, beta thalassemia and SCD, hemophilia inherited metabolic diseases, genome editing, Parkinson’s Disease, regulation of the expression of PD1; Immunomodulatory therapeutics; Cystic Fibrosis; CNS disease; Severe combined immunodeficiency, Modified T cells, including HLA knock out and methods of editing stem cells (see, e.g., US9877988, US9963715, US10072066, US10081661, US10143760); and
•Non-Therapeutic Applications of ZFPs and Nucleases (multiple patents issued with expected expiration dates ranging from 2028 to 2035, absent any PTA, PTE or disclaimers): These patents cover inventions including identification of regulatory sequences, analysis of gene regulation, structure and biological function, methods of agricultural biotechnology, methods of altering cellular differentiation state, development of cell lines for improved protein production, methods of transgenic animal development, engineering of stem cells, methods of genome editing (see, e.g., US9890395).
The patent positions of biopharmaceutical companies, including our patent position, are uncertain and involve complex legal and factual questions for which important legal tenets are largely unresolved and are subject to administrative, judicial, and regulatory interpretation and refinement. Obtaining, maintaining, and enforcing patent protection in the U.S. and other countries remains uncertain and depends, in part, upon decisions of the patent offices, courts, administrative bodies and lawmakers in these countries. It is also possible that we may develop proprietary products or technologies in the future that are not patentable. Patent applications may not result in the issuance of patents and the coverage claimed in a patent application may be significantly reduced before a patent is issued. It is possible that, under certain circumstances, patent applications will be rejected and we subsequently abandon them. It is possible that we may decide that an issued patent or pending patent application may provide us with little or no competitive advantage in view of its associated costs, in which case we may abandon or allow to lapse such patent or patent applications. Although we have filed for patents on some aspects of our technology, we cannot provide assurances that patents will be issued as a result of these pending applications or that any patent that has been or may be issued will be upheld. It is possible that our current patents, or patents which we may later acquire, may be successfully challenged, invalidated in whole or in part, or deemed unenforceable. The laws of some foreign countries may not protect our proprietary rights to the same extent as do the laws of the United States.
Obtaining and maintaining our patent protection depends on compliance with various procedural, document submission, fee payment and other requirements imposed by governmental patent agencies, and our patent protection could be reduced or eliminated for non-compliance with these requirements. Periodic maintenance fees, renewal fees, annuity fees and various other governmental fees on patents and/or applications will be due to be paid to the USPTO and various governmental patent agencies outside of the United States in several stages over the lifetime of the patents and/or applications. We have systems in place to remind us to pay these fees, and we employ an outside firm and rely on our outside counsel to pay these fees due to non-U.S. patent agencies. The USPTO and various non-U.S. governmental patent agencies require compliance with a number of procedural, documentary, fee payment and other similar provisions during the patent application process. We employ professionals to help us comply, and in many cases, an inadvertent lapse can be cured by payment of a late fee or by other means in accordance with the applicable rules. However, there are situations in which non-compliance can result in abandonment or lapse of the patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction. In such an event, our competitors might be able to enter the market and this circumstance would have a material adverse effect on our business. We may not be able to protect our intellectual property rights throughout the world.
Filing, prosecuting and defending patents on product candidates in all countries throughout the world would be prohibitively expensive, and our intellectual property rights in some countries outside the United States can be less extensive than those in the United States. In addition, the laws of some foreign countries do not protect intellectual property rights to the same extent as federal and state laws in the United States. Competitors may use our technologies in jurisdictions where we have not obtained patent protection to develop their own products and further, may export otherwise infringing products to territories where we have patent protection, but enforcement is not as strong as that in the United States. Ultimately, patent protection must ultimately be sought on a country-by-country basis, which is an expensive and time-consuming process with uncertain outcomes. Accordingly, we may choose not to seek patent protection in certain countries, and we will not have the benefit of patent protection in such countries.
Many companies have encountered significant problems in protecting and defending intellectual property rights in foreign jurisdictions. The legal systems of certain countries, particularly certain developing countries, do not favor the enforcement of patents, trade secrets and other intellectual property protection, particularly those relating to biotechnology products, which could make it difficult for us to stop the infringement of our patents or marketing of competing products in violation of our proprietary rights generally. Proceedings to enforce our patent rights in foreign jurisdictions could result in substantial costs and divert our efforts and attention from other aspects of our business, could put our patents at risk of being invalidated or interpreted narrowly and our patent applications at risk of not issuing and could provoke third parties to assert claims against us. We may not be able to prevent, alone or with our licensors, misappropriation of our intellectual property rights, particularly in countries where the laws may not protect those rights as fully as in the United States. Many countries have compulsory licensing laws under which a patent owner may be compelled to grant licenses to third parties. In addition, many countries limit the enforceability of patents against third parties, including government agencies or government contractors. In some countries, the patent owner may have limited remedies, which could materially diminish the value of such patent. If we or any of our licensors is forced to grant a license to third parties with respect to any patents relevant to our business, our competitive position may be impaired, and our business, financial condition, results of operations, and prospects may be adversely affected.
In the future, third parties may assert patent, copyright, trademark, and other intellectual property rights to technologies that are important to our business. The outcome following any potential legal assertions of infringement, invalidity and unenforceability is unpredictable. Any claims asserting that our products infringe or may infringe proprietary rights of third parties, if determined adversely to us, could significantly harm our business. See “Risk Factors—Risks Relating to Our Intellectual Property.”
COMPETITION
We and our biopharmaceutical collaborators are leaders in the research and development of gene therapies, cell therapies and genome engineering therapies using ZFP DNA-binding proteins.
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
Accordingly, our competitors may succeed in obtaining patent protection, receiving FDA approval or commercializing competitive products before we do. If we commence commercial product sales, we may be competing against companies with greater marketing, sales, distribution and manufacturing capabilities, areas in which we have limited or no experience. In addition, any product candidate that we successfully develop may compete with existing products that have long histories of safe and effective use.
Although we are in the clinical development phase of operations and have no current therapeutic product sales, we believe the following companies, products and/or technologies may potentially be competitive with our technology or our product candidates under development:
•Protein pharmaceuticals under development at pharmaceutical and biotechnology companies such as F. Hoffman-LaRoche Ltd., Protalix Biotherapeutics, Inc., Amicus Therapeutics, Inc., Novartis AG, Global Blood Therapeutics, Inc., Vertex Pharmaceuticals, Inc., Biogen, Inc. and numerous other biopharmaceutical firms.
•Gene therapy companies developing gene-based products in clinical trials such as BioMarin Pharmaceutical, Inc., F. Hoffman-LaRoche Ltd. through their wholly-owned subsidiary Spark Therapeutics, Freeline Therapeutics Holdings plc and 4D Molecular Therapeutics, Inc. Other competitors in this category may include PTC Therapeutics, Inc., Taysha Gene Therapies, Inc., uniQure N.V., Ultragenyx Pharmaceutical Inc., Amicus Therapeutics, Inc. and numerous other gene therapy companies.
•Cell therapy companies developing cell-based products, including Vertex Pharmaceuticals and CRISPR Therapeutics AG, Bluebird bio, Inc., Aruvant Sciences, Inc., Editas Medicines, Inc., Graphite Bio, Inc., Beam Therapeutics, Inc., Medeor Therapeutics, Inc., Quell Therapeutics, Inc., Sonoma Biotherapeutics, Inc.,

AZTherapies, Inc., Reflection Therapeutics, Inc., Abata Therapeutics, Inc., TeraImmune, Inc., GentiBio, Inc. , Kyverna, Inc., Allogene Therapeutics, Inc., Cellectis S.A., Precision BioSciences, Inc., Orchard Therapeutics, Inc. and numerous other cell therapy companies.
•Nuclease and base editing technologies under development for therapeutic applications of genome modification including companies such as Editas Medicine, Inc., CRISPR Therapeutics AG, Caribou Biosciences, Inc., Intellia Therapeutics, Inc. and Beam Therapeutics developing the CRISPR/Cas editing system, Cellectis S.A. developing TALE nucleases and meganucleases, bluebird bio, Inc. developing Homing Endonucleases and MegaTALs and Precision BioSciences, Inc. developing meganucleases and numerous other gene editing companies.
•Antisense therapeutics and RNA interference technology, including RNAi and microRNA, which are technologies that may compete with ours in the development of novel therapeutic products acting through the regulation of gene expression. These technologies are being developed by several companies including Alnylam Pharmaceuticals, Inc., Ionis Pharmaceuticals, Inc., Wave Life Sciences, Inc., Moderna, Inc., Regulus Therapeutics Inc., Voyager Therapeutics, Inc and numerous other companies.
•Small molecules in development from both in-house drug discovery programs of pharmaceutical companies such as Global Blood Therapeutics, Inc., Vertex Pharmaceuticals, Inc., Biogen, Inc. and numerous other companies.
We expect to face intense competition from other companies for collaborative arrangements with biopharmaceutical companies, for establishing relationships with academic and research institutions, for licenses to proprietary technology and for subjects in our clinical trials of treatments for rare diseases. These competitors, either alone or with their collaborative partners, may succeed in developing technologies or products that are more effective or less costly than ours.
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
We believe that in-house manufacturing capability can provide a competitive advantage. To this end, we have recently completed and brought online an AAV cGMP manufacturing facility in Brisbane, California designed to manufacture Phase 1/2 clinical study supplies for our gene therapy pipeline, as well as cell therapy manufacturing facilities in Brisbane, California and Valbonne, France.
We intend to continue to rely on CMOs for the manufacture of our product candidates for any Phase 3 clinical trials, and if approved, for commercial supply. We believe this balanced approach to manufacturing, investing in internal capacity and capabilities while strengthening our commitment with external capacity, will enable us to meet our anticipated pipeline needs.
We currently leverage three distinct manufacturing platforms: AAV vector production for our genome engineering and gene therapy product candidates, HSPC modification for some of our cell therapy product candidates and engineered T cell therapies. We use a commercial scale baculovirus manufacturing platform to manufacture AAV vectors for genome editing and gene therapy, with each AAV vector packaging a different transgene specific to the target indication or ZF nuclease. The manufacturing process for our HSPC cell therapy product candidates utilizes the patient’s own HSPCs. These HSPCs are transfected using mRNA to produce ZF nucleases that target specific DNA sites, resulting in modified HSPCs. The third platform utilizes our ZF nuclease technology to transform CAR-Tregs for autologous and allogeneic cell therapies. We believe we have capabilities to manufacture regulatory T cells in therapeutic quantities to be used to treat inflammatory and autoimmune disorders.
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
•preparation and submission to the FDA of a biologics license application, or BLA, for marketing approval that includes substantial evidence of safety and efficacy from results of nonclinical testing and clinical trials and payment of user fees, if applicable;
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
•potential FDA inspection of the nonclinical and clinical trial sites that generated the data in support of the BLA; and
•FDA review and approval, or licensure, of the BLA.

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
All medicinal products and advanced therapy medicinal products, or ATMPs, must be manufactured in accordance with the guidelines on GMP and in a GMP licensed facility, which can be subject to GMP inspections.
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
EU Review and Approval Process
Before a medicinal product can be placed on the market in the EU, it must have received an MA. This could either be at national or EU level under a mutual recognition, decentralized or centralized procedure. Our product candidates are innovative treatments, which will bear the classification of ATMP. As such, the appropriate authorization procedure is the centralized procedure, which involves an MA being granted by the European Commission following a positive opinion by the EMA. A centralized MA is simultaneously valid in all EU Member States and the European Economic Area, or EEA (Iceland, Liechtenstein and Norway). A centralized MA also results in a single set of product information (patient information leaflet, labelling and summary of product characteristics) for all EU Member States.
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
Regenerative medicine advanced therapy, or RMAT, designation is intended to expedite review of a cell therapy, therapeutic tissue engineering product, human cell and tissue product, or any combination product using such therapies or products, intended to treat, modify, reverse, or cure a serious or life‑threatening disease or condition and for which preliminary clinical evidence indicates the potential to address unmet medical needs for such a disease or condition.
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
Regulation of Our Operations
Although we currently do not have any products on the market, we may be subject to additional healthcare regulation and enforcement by the federal government and by authorities in the states and foreign jurisdictions in which we conduct our business. Such laws include, without limitation:
•the federal healthcare Anti-Kickback Statute, which prohibits, among other things, persons and entities from knowingly and willfully soliciting, offering, receiving or providing remuneration, directly or indirectly, overtly or covertly, in cash or in kind, to induce or reward, or in return for, either the referral of an individual for, or the purchase, order or recommendation of, any good or service, for which payment may be made under a federal healthcare program such as Medicare and Medicaid;
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
•the federal Physician Payments Sunshine Act created under the Patient Protection and Affordable Care Act of 2010, as amended by the Health Care and Education Reconciliation Act of 2010, or collectively, the ACA, which requires certain manufacturers of drugs, devices, biologics and medical supplies to report annually to the Centers for Medicare and Medicaid Services, or CMS, information related to payments and other transfers of value to physicians (currently defined to include doctors, dentists, optometrists, podiatrists and chiropractors), other healthcare professionals (such as physician assistants and nurse practitioners) and teaching hospitals, and ownership and investment interests held by physicians and their immediate family members;
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
There have been legal and political challenges to certain aspects of the ACA, as well as efforts to repeal or replace certain aspects of the ACA. For example, on June 17, 2021, the U.S. Supreme Court dismissed a challenge on procedural grounds that argued the ACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress. Thus, the ACA will remain in effect in its current form. Prior to the U.S. Supreme Court ruling, on January 28, 2021, President Biden issued an executive order that initiated a special enrollment period for purposes of obtaining health insurance coverage through the ACA marketplace. The executive order also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the ACA. It is possible that the ACA will be subject to judicial or Congressional challenges in the future. It is unclear how such challenges and the healthcare reform measures of the Biden administration will impact the ACA.
Other legislative changes have been proposed and adopted in the United States since the ACA was enacted. In August 2011, the Budget Control Act of 2011, among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. This includes aggregate reductions of Medicare payments to providers of 2% per fiscal year, which went into effect in April 2013, and, due to subsequent legislative amendments to the statute, including the Bipartisan Budget Act of 2018, will remain in effect through 2031 unless additional Congressional action is taken. However, pursuant to COVID-19 pandemic relief legislation, these Medicare sequester reductions are suspended from May 1, 2020 through March 31, 2022 due to the COVID-19 pandemic. Under current legislation, the actual reduction in Medicare payments will vary from 1% in 2022 to up to 3% in the final fiscal year of this sequester. Additionally, on March 11, 2021, President Biden signed the American Rescue Plan Act of 2021 into law, which eliminates the statutory Medicaid drug rebate cap, currently set at 100% of a drug’s average manufacturer price, for single source and innovator multiple source drugs, beginning January 1, 2024. In January 2013, the American Taxpayer Relief Act of 2012, or the ATRA, was signed into law, which, among other things, further reduced Medicare payments to several providers, including hospitals and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. Further, Congress is considering additional health reform measures.
Also, there has been heightened governmental scrutiny recently over pharmaceutical pricing practices in light of the rising cost of prescription drugs and biologics. Such scrutiny has resulted in several recent Presidential executive orders, Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for pharmaceutical products. For example, on July 24, 2020 and

September 13, 2020, the Trump administration announced several executive orders related to prescription drug pricing that seek to implement several of the administration’s proposals. As a result, the FDA concurrently released a final rule and guidance in September 2020 providing pathways for states to build and submit importation plans for drugs from Canada. Further, on November 20, 2020, the U.S. Department of Health and Human Services, or HHS, finalized a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers. This rule has been delayed by the Biden administration until 2023. On November 20, 2020, CMS issued an interim final rule implementing President Trump’s Most Favored Nation executive order, which would tie Medicare Part B payments for certain physician-administered drugs to the lowest price paid in other economically advanced countries, effective January 1, 2021. As a result of litigation challenging the Most Favored Nation model, on December 27, 2021, CMS published a final rule that rescinds the Most Favored Nation model interim final rule. Additionally, in July 2021, the Biden administration released an executive order, “Promoting Competition in the American Economy,” with multiple provisions aimed at prescription drugs. In response to Biden’s executive order, on September 9, 2021, HHS released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform and sets out a variety of potential legislative policies that Congress could pursue as well as potential administrative actions HHS can take to advance these principles. No legislation or administrative actions have been finalized to implement these principles. It is unclear whether these or similar measures will be implemented in the future. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.
In the United States, the EU and other potentially significant markets for our product candidates, government authorities and third-party payors are increasingly attempting to limit or regulate the price of medical products and services, particularly for new and innovative products and therapies, which has resulted in lower average selling prices. Furthermore, the increased emphasis on managed healthcare in the United States and on country and regional pricing and reimbursement controls in the EU will put additional pressure on product pricing, reimbursement and usage, which may adversely affect our future product sales and results of operations. These pressures can arise from rules and practices of managed care groups, judicial decisions and governmental laws and regulations related to Medicare, Medicaid and healthcare reform, pharmaceutical reimbursement policies and pricing in general. Further, it is possible that additional governmental action is taken in response to the COVID-19 pandemic.
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
Privacy Regulation
We are, or may become, subject to numerous privacy and data security laws and regulations in the United States and in other foreign jurisdictions, including, as applicable, the Federal Trade Commission Act, the EU General Data Protection Regulation, or GDPR, the GDPR as it forms part of the United Kingdom’s law by virtue of Section 3 of the European Union (Withdrawal) Act 2018, or UK GDPR, and the California Consumer Privacy Act of 2018, or CCPA.
The collection, use, disclosure, transfer or other processing of personal data regarding individuals in the European Economic Area, or EEA, including personal health data, is subject to the GDPR. The GDPR, which is wide-ranging in scope, imposes several requirements on us relating to, among other things, the control over personal data by individuals to whom the personal data relates, notice we must provide to individuals regarding our processing of their personal data, the documentation we must maintain, the security and confidentiality of the personal data, data breach notification, and the use of third-party processors in connection with the processing of personal data. The GDPR also imposes strict rules on the transfer of personal data to countries that the European Commission does not consider to provide an adequate level of privacy and data security (including the United States). While the European Commission recently issued a decision that allows transfers of personal data from the EEA to the United Kingdom to occur without restriction for a period of four years ending June 27, 2025, this decision could be withdrawn or not renewed, which would require us to implement additional mechanisms to continue making such transfers. The GDPR authorizes the imposition of large penalties for noncompliance, including the potential for fines of up to €20 million or 4% of the annual global revenue of the noncompliant company, whichever is greater. The GDPR requirements related to international data transfers apply not only to third-party transactions, but also to transfers of information between us and our subsidiaries such as Sangamo France, including employee information. The GDPR has increased our responsibility and potential liability in relation to personal data that we process compared to prior EU law, particularly in light of our acquisition of Sangamo France, and we may be required to put in place additional mechanisms to ensure compliance with the GDPR, which could divert management’s attention and increase our cost of doing business.
In the United States, federal, state and local governments have enacted numerous privacy and data security laws, including laws on data breach notification, personal data privacy and consumer protection. For example, the CCPA imposes various obligations, including obligations to provide detailed disclosures in privacy notices and affording California residents certain rights related to their personal data (including the right to delete their personal data and to opt out of the sale of their personal data). The CCPA includes potentially severe statutory damages (up to $7,500 per violation) and a private right of action for data breaches. The California Privacy Rights Act of 2020, or CPRA, effective on January 1, 2023, will significantly expand the CCPA. For example, the CPRA establishes the California Privacy Protection Agency to implement and enforce the new law and impose administrative fines. Other states have enacted similar laws. For example, Virginia passed the Consumer Data Protection Act, and Colorado passed the Colorado Privacy Act, both of which become effective in 2023.
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

HUMAN CAPITAL MANAGEMENT
Our Mission and Our Employees
At Sangamo, we are committed to translating ground-breaking science into genomic medicines that transform patients’ lives. We are a passionate group of biotechnology professionals based in the United States, France and the United Kingdom with years of experience and technical expertise, committed to developing best-in-class genomic medicines. We embrace collaboration, discipline and efficiency while welcoming fresh ideas and stimulating personal development. We encourage and embrace diversity, equity and inclusion, and believe it enhances our work towards one common goal: to transform the lives of the patients we aim to serve.
We view our employees as one of our most valuable assets in serving our mission. We compete in the highly competitive biotechnology industry, and attracting, retaining and developing a diverse group of talented employees is crucial to our strategy and our ability to compete effectively. We are committed to the development and retention of our workforce to support our research, product development, manufacturing and regulatory efforts and our plans for commercializing our wholly-owned product candidates when approved. There currently is a shortage of skilled individuals with substantial experience discovering, developing and manufacturing genomic medicines, which is likely to continue. As a result, competition for these individuals is intense and the turnover rate can be high. We face substantial competition among numerous biopharmaceutical companies and academic institutions for individuals with these skills.
Our Values
We believe success comes when we align our core values with our mission to deliver genomic medicines that replace today’s symptomatic treatments and transform patients’ lives. Our core values are:
•Doing what’s right for patients:
◦We collaborate with purpose and are driven by results that benefit patients.
◦We strive to put patient safety and quality first.
◦Patient needs drive our sense of urgency to deliver medicines.
◦We embrace our responsibility to pioneer the field of genomic medicine bioethically.
◦We take an inclusive approach to guide our drug development.
•Succeeding through teamwork:
◦We are driven by our shared vision that genomic medicine will transform the lives of patients and the field of healthcare.
◦We are a passionate and dedicated group of individuals who collaborate proactively and openly to execute and progress our business forward.
◦We define our priorities clearly, communicate them, and take collective accountability to deliver results for all stakeholders.
◦We are resilient and determined to succeed together because patients are depending on us.
•Innovating through smart decisions:
◦We courageously, relentlessly, and urgently pursue the journey of innovation to succeed in the field of genomic medicine.
◦We mine scientific possibilities with the goal of unlocking new treatment solutions for serious diseases.
◦We strive to achieve our business goals through agile, inclusive and efficient decision making.
◦We learn and grow from decades of scientific experience to develop therapies at the cutting edge of medicine.
◦We learn from failure, and seek to continuously improve performance, as part of the journey to achieve breakthroughs.
•Fostering belonging:
◦We develop shared goals that create a sense of belonging.
◦We are a company where diverse individuals can flourish, grow and develop their expertise while bringing their authentic selves to work.

◦We feel connected to our local communities, the environment in which we live and the patient communities we serve.
◦We come together to understand our scientific learnings and progress the evolution of our business.
◦We embrace diversity, equity and inclusion.
◦We are committed to nurturing diverse and inclusive environments to advance healthcare equity.
Our Management of Human Capital
We hired our first Chief People Officer in September 2020 to lead our human resources function and to expand our investments in recruiting, retaining and developing our employees. As of December 31, 2021, our global human resources function was comprised of 10 full time human resources professionals.
As of December 31, 2021, we had 431 full time employees located in the United States, France and the United Kingdom. Of these employees, 341 were located in the United States, primarily in the San Francisco Bay Area, 83 were located in Valbonne, France and the remaining seven were located near London, United Kingdom. Of these employees, 185 were primarily engaged in research and development activities, 163 were primarily engaged in technical operations and manufacturing and 83 were primarily engaged in general and administrative activities. We also engage the services of independent contractors and consultants as needed for special or temporary projects or specific expertise.
To manage our human resources, we track and report internally on key talent metrics including headcount by business unit and country, historical headcount growth, turnover, new hires and terminations, open roles and employee demographics including gender, race and ethnicity. Our senior executives use these metrics to assist with resource planning, recruitment and retention initiatives and the design of our compensation and benefits programs. We share these metrics quarterly with the Compensation Committee of our Board of Directors to assist it in fulfilling its duties to (a) establish our enterprise compensation philosophy, (b) administer our compensation and benefit plans, (c) evaluate the performance of our executive officers and key employees and (d) review and monitor management development and succession plans.
In 2021, we launched our first employee engagement survey. The results of this survey helped us better understand the culture, work dynamics and overall commitment of our employees and to also identify areas of focus that will increase overall employee engagement. We were happy with our participation rate of 79% and over 385 comments, and results demonstrating favorable levels of employee satisfaction.
Our Commitment to Diversity, Equity and Inclusion
We strongly believe in a diverse workplace where all Sangamo employees can thrive in an inclusive environment free from discrimination, harassment, bias and prejudice. We aim to treat all individuals with respect and dignity and to provide all Sangamo employees with equal opportunity and fair treatment based on merit. By embracing diversity and inclusion, we create an organization committed to working together to develop innovative solutions in support of the Sangamo mission consistent with our values. At Sangamo, we cultivate a culture and environment where different backgrounds and perspectives are not only respected and heard, but embraced and celebrated. Not only is a diverse, equitable and inclusive mindset and culture critical to an engaged and committed workplace, but it is also imperative in delivering innovative solutions for our patients.

Sangamo employee demographics as of December 31, 2021:
Ethnicity data is for U.S. employees only

Global Employees by Gender as of December 31, 2021 *

Global Employees (431)
54%
46%
United States (341)
51%
49%
France (83)
64%
36%
United Kingdom (7)
71%
29%
Female
Male

U.S. Employees by Ethnicity as of December 31, 2021 *

United States (341)
57%
43%
Nonwhite
White

(*) Approximate percentages for full-time employees

We have an active Diversity, Equity and Inclusion, or DEI, working group comprised of a diverse group of employees responsible for designing and implementing specific initiatives to promote greater diversity, equity and inclusion at Sangamo worldwide. In 2021, we launched six employee resource groups, or ERGs, that are led by employees in partnership with an executive sponsor, and we have dedicated budgets for each of these ERGs so that they can make a specific impact in the areas of building and reinforcing community, development and talent attraction. We are working on various partnerships with Life Science Cares, a non-profit organization with a mission of leveraging the resources of life science companies to help reduce the effects of poverty, and our Chief Operating Officer, D. Mark McClung, serves as a board member. We have also participated in the Bloomberg Gender Equality Index to better align our investments and initiatives with our employees.
Our Compensation and Benefits
Given the highly competitive nature of our industry and the importance of recruitment and retention to our success, we strive to provide our employees with what we believe is a very competitive and comprehensive total rewards package of compensation, benefits and services. This package includes at or above-market pay; healthcare benefits for employees and family members; a health savings account for eligible U.S. employees with above market employer contributions; generous paid time off benefits; family leave; bereavement leave; flexible work schedules; contributions to retirement and/or pension plans; a supplemental long term disability plan, mental health benefits and onsite gym access. In addition, we offer a monthly stipend for employees to spend on health and well-being. We also offer every full-time employee globally the benefit of equity ownership in Sangamo through stock option grants and/or restricted stock units. Our U.S. employees are also eligible to participate in an employee stock purchase plan, which offers the opportunity to purchase our common stock at a discount of at least 15%.
Our Efforts to Address the COVID-19 Pandemic
Employee safety and wellbeing is of paramount importance to us in any year and continued to be of particular focus in 2021 in light of the continuing and evolving COVID-19 pandemic. In response to the pandemic, we have supported our employees and government efforts to curb the COVID-19 pandemic through safety and communication efforts and investments, which include:
•Maintaining a COVID-19 task force responsible for establishing COVID-19 health and safety protocols as well as ongoing communication updates to employees;
•Aligning onsite policies to local government guidance and regulations;
•Decreasing density and increasing physical distancing in our facilities for employees working onsite using scheduling adjustments and flexibility;
•Weekly COVID-19 testing for all onsite employees in our U.S. facilities;
•Onsite Booster Clinics for all US employees and their family members;
•Robust cleaning protocols across all locations;
•Provision of masks to all onsite employees and masking requirements aligned to state and local guidelines;
•Rigorous procedures to address actual and suspected COVID-19 cases and potential exposure; and
•Limited domestic and international non-essential travel for all employees.
Environment
Sangamo is headquartered in Brisbane, California, with research facilities in Richmond, California and European facilities in Valbonne, France and the United Kingdom. In house manufacturing operations are located within the Brisbane and Valbonne facilities. Sangamo’s headquarters in Brisbane is LEED certified, meaning it meets the requirements of a green building set by the U.S. Green Building Council.
Trademarks and Tradenames
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

ITEM 1A – RISK FACTORS
Our business involves significant risks, some of which are described below. Before making investment decisions regarding our common stock, you should carefully consider these risks, as well as the other information in this Annual Report on Form 10-K, including our financial statements and the related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The occurrence of any of the events or developments described below could have a material adverse effect on our business, results of operations, financial condition, prospects and stock price. In such event, the market price of our common stock could decline, and you could lose all or part of your investment. In addition, there are additional risks not described below that either are not presently known to us or that we currently deem immaterial, and these additional risks could also materially impair our business, operations or market price of our common stock.
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
•delays in opening clinical trial sites or obtaining required institutional review board, or IRB, or independent ethics committee approval at each clinical trial site, such as the delays we have experienced opening the clinical trial sites in the United Kingdom for our Phase 1/2 STAAR clinical study evaluating isaralgagene civaparvovec, our wholly-owned gene therapy product candidate for the treatment of Fabry disease, due to the diversion of healthcare resources to address the ongoing COVID-19 pandemic;
•delays or interruptions in recruiting, screening and enrolling suitable patients to participate in our clinical trials and dosing enrolled patients, such as (i) the delays we have recently experienced and continue to experience in recruiting, screening, enrolling and dosing patients for our Phase 1/2 STAAR clinical study evaluating isaralgagene civaparvovec due to challenges related to Brexit as well as the COVID-19 pandemic, including due to patients testing positive for COVID-19, patients reconsidering their participation in the study and the limited number of screening sites, among other reasons and (ii) the pause in dosing of additional patients in the Phase 3 AFFINE trial of giroctocogene fitelparvovec implemented by Pfizer;

•the imposition of clinical holds by regulatory authorities on our clinical trials or those of our collaborators, such as the clinical hold imposed by the FDA on the Phase 3 AFFINE trial of giroctocogene fitelparvovec;
•delays in clinical trial activities due to the evolving COVID-19 global pandemic and the diversion of healthcare resources to fight the pandemic, including delays associated with certain patients deciding to take COVID-19 vaccines or testing positive for COVID-19 prior to enrollment or dosing in the study, which have previously impacted clinical trial timelines for our Fabry and TX200 programs;
•delays or difficulties we may experience in effecting the transition of our SAR445136 sickle cell disease program from Sanofi to us due to the termination by Sanofi of our collaboration agreement, and delays or difficulties we may experience in enrolling and dosing the final patients in the related Phase 1/2 PRECIZN-1 study;
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
We have not yet reached agreement with regulatory authorities on the complete development pathway for certain product candidates, and such authorities have the ability to change decisions or guidance with respect to approvable endpoints, particularly as the technology continues to develop in these areas. For example, we are aware of another company developing a gene therapy to treat hemophilia A that the FDA recommended complete its Phase 3 study and submit two-year follow-up safety and efficacy data on all study participants notwithstanding the company’s contention that it and the FDA had previously agreed on the extent of data necessary to support a biologics license application, or BLA. While we and Pfizer anticipate pivotal data readouts for our Phase 3 AFFINE trial evaluating giroctocogene fitelparvovec to be based on full analyses of all study participants, when the first 50 patients are twelve months past reaching a steady-state of FVIII expression, assuming Pfizer is able to resume dosing of additional patients in this trial, the FDA or other health authorities could determine that we need to treat more patients in this trial than expected or follow patients for longer than expected to generate the required data, or that we need to change the dose level used in the trial to date, any of which could negatively impact the projected timelines for conducting and completing the trial and seeking regulatory approvals for giroctocogene fitelparvovec, which could in turn materially and adversely affect its competitive position and commercial viability and therefore our business, prospects and market price of our stock. In any event, we cannot assure you when dosing of patients in the AFFINE trial will resume, if at all.
Due to the novelty of certain product candidates and their technologies, the endpoints needed to support regulatory approvals will likely be different from those originally anticipated. Any inability to successfully complete preclinical and clinical development of our product candidates, or complete such trials in the timeframes anticipated, could result in additional costs to us or impair our ability to generate revenues from product sales or achieve regulatory and commercialization milestones and royalties, or shorten any periods during which we may have exclusivity.
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
Results from research and preclinical studies or early clinical trials are not necessarily predictive of future clinical trial results, and preliminary, initial and interim results of a clinical trial are not necessarily indicative of final results. Our product candidates may fail to show the desired safety and efficacy in clinical trials despite demonstrating positive results in preclinical studies or having successfully advanced through initial clinical trials or preliminary stages of clinical trials. From time to time, we have and may in the future publish or report preliminary, initial or interim data. Preliminary, initial or interim data from our clinical trials and those of our collaborators may not be indicative of the final results of the trial and are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and/or more patient data become available. In this regard, such data may show initial evidence of clinical benefit, but as patients continue to be followed and more patient data becomes available, there is a risk that any therapeutic effects will not be durable in patients and/or will decrease over time, or cease entirely. Preliminary, initial or interim data also remain subject to audit and verification procedures that may result in the final data being materially different from such preliminary, initial or interim data. As a result, preliminary, initial or interim data should be considered carefully and with caution until the final data are available. For example, there can be no assurance that the FVIII levels shown in the updated data announced in December 2021 by Pfizer and us from the Phase 1/2 Alta study of giroctocogene fitelparvovec will persist in future follow-up or any other data from the Alta study or the Phase 3 AFFINE trial. Mean FVIII levels shown in the Alta study, after an initial peak, have trended downward from the time of treatment through each week of follow up, and could continue to trend downward over time. For this reason and potentially other reasons, giroctocogene fitelparvovec may not ultimately demonstrate a durable, safe and effective clinical benefit to the satisfaction of regulatory authorities in the final results of the Alta study or the Phase 3 AFFINE clinical trial, and even if satisfactory to regulatory authorities, such benefit may not be sufficient to yield a commercially-viable product.
There is no guarantee that any of our pending clinical trials will be successful. Many of our product candidates currently use our ZFP technology platform, including ZF nuclease and ZPT-TF technologies, which has not yet yielded any approved therapeutic products. Moreover, many of our product candidates are preclinical and have never demonstrated any clinical benefit. In addition, our viral delivery systems continue to evolve and have not been used in any approved products. If our product candidates using our ZFP technology platform and viral delivery systems are not able to demonstrate the safe, effective and durable results we are hoping to see in clinical trials, we may be forced to suspend or terminate development of some or all of our product candidates or seek alternative technologies to develop or deliver product candidates.
In addition, there is a high failure rate for product candidates proceeding through clinical trials. Many companies in the biopharmaceutical industry have suffered significant setbacks in late-stage clinical trials even after achieving promising results in preclinical testing and earlier-stage clinical trials. Data obtained from preclinical and clinical activities are subject to varying interpretations, which may delay, limit or prevent regulatory approval. Any such setbacks could adversely affect our business, financial condition, results of operations and prospects.
Our product candidates are subject to a lengthy and unpredictable regulatory approval process in each jurisdiction where approval is sought.
A regulatory authority such as the FDA or the EMA must approve any human therapeutic product before it can be marketed in the jurisdiction it governs. The process for receiving regulatory approval is lengthy and unpredictable, and a product candidate may not withstand the rigors of testing under the process. Before commencing clinical trials in humans in the United States, we must submit an IND to the FDA. Certain countries outside of the United States have a similar process that requires the submission of a clinical trial application much like the IND prior to the commencement of human clinical trials. In the EU, for example, a clinical trial authorization, or CTA, must be submitted for each clinical protocol to each country’s national health authority and an independent ethics committee. Only after an IND becomes effective and/or the applicable CTA has been accepted may clinical trials begin. See “Business—Government Regulation” for details regarding the regulatory approval processes applicable to our product candidates. While there is some overlap, the regulatory requirements to conduct clinical trials and seek marketing approval vary by jurisdiction. There is no guarantee that the safety studies and other data generated will be sufficient to permit us to conduct clinical trials in all jurisdictions where planned, or once generated, that such clinical trial data will be sufficient to obtain marketing approval in all jurisdictions in which we intend to seek such approval. If we are not able to obtain the necessary regulatory approvals to conduct our clinical trials and commercialize our product candidates, or if such approvals are delayed or suspended, our business, prospects and market price of our common stock would be adversely affected.

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
•potential additional delays related to the evolving COVID-19 global pandemic and the diversion of healthcare resources to fight the pandemic, including the decision of certain patients to take COVID-19 vaccines and certain patients testing positive for COVID-19 prior to enrolling or dosing in the study;
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
•the transition of our SAR445136 sickle cell disease program from Sanofi to us due to the termination by Sanofi of our collaboration agreement, and delays or difficulties we may experience in enrolling and dosing the final patients in the related Phase 1/2 PRECIZN-1 study;
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
The timing of our clinical trials depends on our ability to recruit patients to participate as well as completion of required follow-up periods. There are also a number of other product candidates in development by our competitors, who compete for the same limited patient populations. If we are not able to enroll the necessary number of patients in a timely manner, we may not be able to complete our clinical trials on our desired timelines or at all, which could negatively impact the competitive position and commercial viability of our product candidates or delay or reduce the product revenues, milestone payments or royalty payments we expect to earn from our product candidates. For example, we have experienced delays and challenges in recruiting, screening, enrolling and dosing patients for our Phase 1/2 STAAR clinical study evaluating isaralgagene civaparvovec, our wholly-owned gene therapy product candidate for the treatment of Fabry disease, due to challenges related to Brexit as well as the COVID-19 pandemic, patients testing positive for COVID-19, patients reconsidering their participation in the study and the limited number of screening sites, among other reasons. Our Phase 1/2 STEADFAST clinical study evaluating TX200 has experienced similar delays and challenges. In addition, we and Pfizer also announced that some of the patients treated in the Phase 3 AFFINE trial of giroctocogene fitelparvovec have experienced FVIII activity greater than 150% following treatment, and that Pfizer decided to voluntarily pause screening and dosing of additional patients in this trial to implement a proposed protocol amendment intended to provide guidelines for the clinical management of elevated FVIII levels. Subsequent to the voluntary pause, the FDA put this trial on clinical hold. While Pfizer has announced that it is in the process of submitting the protocol amendment and associated documents to health authorities in the countries where the trial is being conducted and preparing responses to the FDA clinical hold, and that it hopes to obtain agreements to resume the AFFINE trial and to begin to reopen trial sites in the first half of 2022, we cannot assure you that the proposed protocol amendments and associated documents will be accepted by the FDA and other health authorities or implemented in a timely manner, or at all, or that the trial or dosing of new patients in the trial will resume promptly upon implementation of the proposed protocol amendments, or at all. Continued delays or additional pauses to the Phase 3 AFFINE trial, or the inability to otherwise cause the health authorities to permit the trial to resume on acceptable terms, or at all, could negatively impact the projected timelines for conducting and completing the trial and seeking regulatory approvals for giroctocogene fitelparvovec, which could in turn materially and adversely affect giroctocogene fitelparvovec’s competitive position and commercial viability and therefore our business, prospects and market price of our common stock.
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
We have received RMAT designation for our product candidate to treat severe hemophilia A. Additionally, some of our product candidates, including our product candidate to treat Fabry disease, have also been granted Orphan Drug Designation by the FDA, and some have also been designated Orphan Medicinal Products by the EMA. Regulatory authorities in some jurisdictions, including the United States and the EU, may designate drugs for relatively small patient populations as orphan drugs. For additional information regarding these special regulatory designations, see “Business—Government Regulation.”
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
During the conduct of clinical trials, patients report changes in their health, including illnesses, injuries and discomforts, to their study doctor. Often, it is not possible to determine whether or not the product candidate being studied caused these conditions, particularly as many of the diseases we are studying have complex comorbidities. If clinical experience indicates that a product candidate has side effects or causes serious or life-threatening side effects, the development of the product candidate may fail or be delayed, or, if the product candidate has received regulatory approval, such approval may be revoked, which would severely harm our business, prospects, operating results and financial condition.
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
The regulations that govern, among other things, regulatory approvals, coverage, pricing and reimbursement for new drug products vary widely from country to country. In the United States and some foreign jurisdictions, there have been a number of legislative and regulatory changes and proposed changes regarding the healthcare system that could prevent or delay regulatory approval of our product candidates, restrict or regulate post-approval activities and affect our ability to successfully sell any product candidates for which we obtain regulatory approval. Also, there has been heightened governmental scrutiny recently over biopharmaceutical pricing practices in light of the rising cost of prescription drugs and biologics. Such scrutiny has resulted in several recent Presidential executive orders, Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for biopharmaceutical products. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, have been designed to encourage importation from other countries and bulk purchasing. For a discussion of health reform activity and the current pricing framework, see “Business—Government Regulation—Healthcare Reform” and “Business—Government Regulation—Pricing, Coverage and Reimbursement.”
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

Risks Relating to Manufacturing
We recently completed the construction of several facilities for clinical trial supplies. We have limited experience manufacturing biopharmaceutical products, and there can be no assurance that we will be able to maintain compliant manufacturing facilities, build additional facilities and manufacture our product candidates as intended.
We expect to use both contract manufacturing organizations, or CMOs, and our own facilities to meet our projected needs for clinical trial supply. We operate an AAV manufacturing facility in Brisbane, California to manufacture Phase 1/2 clinical study supplies for our gene therapy product candidates, and in 2021 we completed construction of cell therapy manufacturing facilities in Brisbane, California and Valbonne, France to manufacture supplies for our cell therapy product candidates. Operationalizing these new facilities requires us to transition manufacturing processes and know-how of our product candidates from our CMOs to our own facilities. Transferring manufacturing processes and know-how is complex and involves review and incorporation of both documented and undocumented processes that may have evolved over time. In addition, transferring production to different facilities may require utilization of new or different processes to meet the specific requirements of a given facility. Additional studies may also need to be conducted to support the transfer of certain manufacturing processes and process improvements. We cannot be certain that all relevant know-how and data has been adequately incorporated into the manufacturing process until the completion of studies and evaluations intended to demonstrate the comparability of material previously produced by CMOs with that generated by our facilities. Although some of our employees have experience in the manufacturing of biopharmaceutical products from prior employment at other companies, we, as a company, have no prior experience in biopharmaceutical product manufacturing, and operating these facilities will require us to comply with complex regulations and to continue to hire and retain experienced scientific, quality control, quality assurance and manufacturing personnel. In addition, government approvals are required for us to operate manufacturing facilities and are time-consuming to obtain and maintain. As a manufacturer of biopharmaceutical products, we also will be required to demonstrate and maintain cGMP compliance. These requirements include, among other things, quality control, quality assurance and the maintenance of records and documentation. Furthermore, establishing manufacturing operations will require a reallocation of other resources, particularly the time and attention of our senior management. Even if we are able to establish our own manufacturing capabilities, we could encounter challenges in operating the manufacturing facilities in compliance with cGMP, regulatory or other applicable requirements, resulting in potential negative consequences, including regulatory actions, which could undermine our ability to use these facilities for our own manufacturing needs. Any failure or delay in the development of our manufacturing capabilities could adversely impact the development of our product candidates.
The manufacture, storage and transport of our product candidates is complex, expensive, highly regulated and risky, which could hamper their commercial viability.
There are significant risks associated with manufacturing, storing and transporting our product candidates including, among others, cGMP compliance, cost overruns, technical problems with process scale-up, specialized facilities, process reproducibility, stability issues, lot consistency, yields and timely availability of highly specific raw materials. Even though product batches released for use in clinical trials undergo sample testing, some defects may only be identified following release. In addition, process deviations or unanticipated effects of approved process changes may result in these intermediate products not complying with stability requirements or specifications. Also, our product candidates must be stored and transported at temperatures within a certain range. If these environmental conditions deviate, our product candidates’ remaining shelf-lives could be impaired or their efficacy and safety could be adversely affected, making them no longer suitable for use. Moreover, product candidates that are biologics involve complex processes, including the development of cell lines or cell systems to produce the biologic, with the challenge of significant variability. There are difficulties in growing large quantities of such cells, consistently and sufficiently isolating certain types of cells and harvesting and purifying the biologic produced by them. The cost to manufacture biologics is generally far higher than traditional small molecule chemical compounds, and the manufacturing process can be difficult to reproduce.
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
We currently have limited experience in clinical-scale manufacturing of our product candidates, and we rely in large part upon third-party CMOs to manufacture and supply drug product for our preclinical studies and clinical trials. Although we have in-house manufacturing facilities in Brisbane, California and Valbonne, France, these facilities will only manufacture limited quantities of our product candidates for our early-stage clinical trials. We intend to continue to rely on third parties for the manufacture of product candidates for later stage clinical trials, and for commercial-scale manufacturing for any approved product. The manufacture of biopharmaceutical products in compliance with the FDA’s cGMP requires significant expertise and capital investment, including the development of advanced manufacturing techniques and process controls. Manufacturers of biopharmaceutical products often encounter difficulties in production, including difficulties with production costs and yields, quality control, including stability of the product candidate and quality assurance testing, shortages of qualified personnel, as well as compliance with strictly enforced cGMP requirements, other federal and state regulatory requirements and foreign regulations. If our manufacturers were to encounter any of these difficulties or otherwise fail to comply with their obligations to us or under applicable regulations, our ability to conduct later-stage clinical trials could be jeopardized. Any delay or interruption in the supply of clinical trial materials could delay the completion of our clinical trials, increase the costs associated with developing our product candidates and, depending upon the period of delay, require us to commence new clinical trials at significant additional expense or terminate the clinical trials completely.
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
Natural disasters could severely disrupt our operations and our facilities, including our current manufacturing facilities in Brisbane, California and Valbonne, France and the manufacturing facilities of our CMOs, and any disruption would likely have a negative impact on our business, financial condition, results of operations and prospects. If a natural disaster, pandemic or epidemic, including the evolving COVID-19 pandemic, political crisis, power outage or any other event that is out of our control occurred that prevented us or third parties on which we rely from using all or a significant portion of our or their facilities, that damaged critical infrastructure or that otherwise disrupted our or their operations, it may be difficult or, in certain cases, impossible for us to continue our business and operations for a substantial period of time. The disaster recovery and business continuity plans we have in place currently are limited and may not prove adequate in the event of a serious disaster or similar event. We may incur substantial expenses as a result of the limited nature of our disaster recovery and business continuity plans, which could have an adverse effect on our business, financial condition, results of operations and prospects. Such disasters or events occurring at facilities of third parties on which we rely could also negatively impact our business and operations.
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
The biopharmaceutical industry is highly competitive and subject to significant and rapid technological change. We are aware of several companies focused on other methods for editing cells, editing genes and regulating gene expression and a growing number of commercial and academic groups pursuing the development of genome engineering technology. The field of genomic medicine is highly competitive, and we expect competition to persist and intensify in the future from a number of different sources, including biopharmaceutical companies, academic and research institutions, and government agencies that will seek to develop competing products as well as technologies that will compete with our ZFP technology platform. For example, in genome engineering and gene therapy products, competing proprietary technologies with our product development focus include but are not limited to, recombinant proteins, other gene therapy/cDNAs, nuclease and base editing technologies, antisense therapeutics and RNA interference technologies, siRNA, RNAi and microRNA approaches, exon skipping, small molecule drugs, monoclonal antibodies, CRISPR/Cas technology and TALE proteins, meganucleases, and MegaTALs. A growing number of companies are also developing rival cell therapy technologies and product candidates. See “Business—Competition” for more information on the competition we may face.

Any products that we or our collaborators or strategic partners develop will enter into highly competitive markets. Even if we are able to generate products that are safe and effective for their intended use, competing technologies may prove to be more effective or less expensive, which, to the extent these competing technologies achieve market acceptance, will limit our revenue opportunities. In some cases, competing technologies have proven to be effective and less expensive. Competing technologies may include other methods of regulating gene expression or modifying genes. ZF nucleases and ZFP-TFs have broad application in the life sciences industry and compete with a broad array of new technologies and approaches being applied to genetic research by many companies.
In addition to possessing competing technologies, our competitors include biopharmaceutical companies with:
•substantially greater capital resources than ours;
•larger research and development staffs and facilities than ours; and
•greater experience in product development and in obtaining regulatory approvals and patent protection.
These organizations also compete with us to attract qualified personnel, attract parties for acquisitions, joint ventures or other collaborations and license the proprietary technologies of academic and research institutions that are competitive with our technology, which may preclude us from pursuing similar opportunities. Accordingly, our competitors may succeed in obtaining patent protection or commercializing products before us. Even if our product candidate is more effective, it may be disadvantaged if it is not first to market. In addition, any products that we develop may compete with existing products or services that are well established in the marketplace. Further, some of our product candidates in development are designed for use once. Any success in developing one-time use therapeutics could cause us to lose potential recurring revenues from therapeutics that are designed to be taken over a patient’s lifetime.
The ongoing COVID-19 pandemic has adversely impacted and could continue to adversely impact our business and operations and the business and operations of our collaborators, manufacturers and other business partners.
We have experienced and continue to experience impacts from the ongoing and evolving COVID-19 pandemic on our business and operations and could continue to experience these or potentially more severe impacts as the pandemic evolves in the United States, France, the United Kingdom and locations of our clinical studies and trials. We continue to conduct business operations pursuant to a modified operating plan that includes enhanced workplace safety protocols and modified working schedules. These protocols and modifications have slowed our productivity and disrupted our business to a moderate degree and are likely to continue doing so through the remainder of 2022. For example, we have experienced periodic short-term disruptions to our onsite operations while addressing positive cases of COVID-19 by onsite workers and clinical trial patients, and our operations could experience longer term disruptions in the future in the event of a significant outbreak of COVID-19 among our onsite workers or clinical trial patients. Moreover, from time to time, we have been required to reorganize and prioritize our resources to mitigate moderate COVID-19 impacts arising from travel restrictions, density restrictions and supply constraints. If our programs encounter longer-term disruptions, it could impact our ability to support our biopharmaceutical partners as contemplated in our collaboration agreements and could result in adjustments to our timelines, although we do not believe that the short-term disruptions to date have resulted in any such impacts.
Additionally, our Phase 1/2 STAAR clinical study evaluating isaralgagene civaparvovec has experienced and continues to experience delays in its timeline due in part to COVID-19 impacts and the diversion of healthcare resources to fight the pandemic. For example, we estimate that the opening of the first clinical trial site in the United Kingdom for this study experienced a delay of approximately one year due to the significant prevalence of COVID-19 in the United Kingdom. Additionally, we have experienced delays in recruiting, enrolling and dosing patients for this study, due in part to the hesitation of patients to travel by plane to trial sites not within driving distance and to enter medical facilities during the pandemic and also due in part to trial sites prioritizing COVID-19 clinical care over research activities such as the STAAR study. The study has also experienced delays when certain patients have decided to take the COVID-19 vaccine or tested positive for COVID-19 prior to enrollment or dosing in the study. Moreover, we have experienced some short-term delays in sourcing the necessary raw materials to manufacture supplies for the STAAR study and transporting clinical trial materials due to COVID-19 impacts. We estimate that these challenges have set back our STAAR study timelines by approximately three to six months. Clinical timelines for this study could be revised again if COVID-19 impacts to our recruitment, screening, enrollment and dosing of patients and to our sourcing of raw materials for this study intensify because of vaccination delays, new COVID-19 variants or unexpected events.
In addition, our STEADFAST study evaluating TX200, our wholly-owned CAR-Treg cell therapy product candidate for the treatment of kidney transplant rejection, has experienced delays in its timeline due to COVID-19 impacts related to manufacturing and technology transfer challenges with our CMOs and due to patients and donors testing positive for COVID-19. We estimate that these challenges set back our clinical study timeline by approximately three months. While we have now enrolled the first patient in this study and expect to dose this patient soon, and expect to dose the second patient in this study by the middle of 2022, this timeline could be revised if COVID-19 impacts result in additional delays.

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
The extent to which the COVID-19 pandemic will impact our business, operations and financial condition, either directly or indirectly, will depend on future developments that remain highly uncertain at the present time. These developments include the ultimate duration and severity of the pandemic, the impacts of new COVID-19 variants, travel restrictions, public health restrictions in the United States, France, the United Kingdom and other countries, business closures or business disruptions and the effectiveness and timeliness of actions taken in the United States, France, the United Kingdom and other countries to contain and treat the disease, including the effectiveness of vaccination programs. The surge of new variants of the virus, including the recent Omicron variant, has resulted and may in the future result in the return of prior orders and restrictions or new quarantine and shelter-in-place orders or other restrictions. As our understanding of events evolves and additional information becomes available, we may materially change our guidance relating to our revenues, expenses and timelines for manufacturing, clinical trials and research and development.
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
Healthcare providers, including physicians, and third-party payors will play a primary role in the recommendation and prescription of any product candidates for which we obtain regulatory approval. Arrangements with healthcare providers, third-party payors and customers may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we would market, sell and distribute our products. As a biotechnology company, even though we will not control referrals of healthcare services or bill directly to Medicare, Medicaid or other third-party payors, federal and state healthcare laws and regulations pertaining to fraud and abuse, transparency, health privacy and security and patients’ rights are and will be applicable to our business. For details regarding the restrictions under applicable federal and state healthcare laws and regulations that may affect our ability to operate see “Business—Government Regulation—Additional Regulation.”
The scope and enforcement of each of these laws is uncertain and subject to rapid change in the current environment of healthcare reform, especially in light of the lack of applicable precedent and regulations. Scrutiny has also increased, which has led to a number of investigations, prosecutions, convictions and settlements in the healthcare industry. Responding to investigations can be time-and resource-consuming and can divert management’s attention from the business. Efforts to ensure that our business arrangements with third parties will comply with applicable healthcare laws and regulations will involve substantial costs. If our operations or if any physicians or other healthcare providers or entities with whom we expect to do business are found to not be in compliance with applicable laws or applicable regulations, we and they could be subjected to significant civil, criminal and administrative enforcement actions, see “Business—Government Regulation—Additional Regulation.”
Further, we are required to comply with domestic and international privacy and data security laws, such as the GDPR and the CCPA, and after January 1, 2023, the California Privacy Rights Act, which apply to the collection, use, disclosure, transfer, or other processing of personal data. Certain jurisdictions have enacted data localization and cross-border data transfer laws, which could make it more difficult to transfer information across jurisdictions. Existing mechanisms that may facilitate cross-border transfers of personal data may change or be invalidated. If we are unable to implement a legal mechanism to ensure that our transfers of personal data from Europe are lawful, we could face adverse consequences, including increased exposure to regulatory actions, substantial fines and injunctions against processing personal data, and could be required to increase our data processing capabilities in Europe or elsewhere at significant expense. Restrictions on our ability to transfer personal data from Europe or elsewhere could impact our clinical trial activities in Europe and limit our ability to collaborate with CROs and other third parties. For more information regarding these regulations, see “Business—Government Regulation—Privacy Regulation.”
Our obligations related to privacy and data security are quickly changing and becoming increasingly stringent, creating some uncertainty as to the effective future legal framework. These obligations may be subject to differing applications and interpretations, which may be inconsistent or in conflict among jurisdictions. These obligations may also necessitate changes to our information technologies, systems and practices and those of third parties upon which we rely. Moreover, despite our efforts, our personnel or third parties upon which we rely may fail to comply with such obligations, which could negatively impact our business operations and compliance posture.
Any failure or alleged failure (including as a result of deficiencies in our policies, procedures or measures relating to privacy, data security, marketing or communications) by us to comply with laws, regulations, policies, legal or contractual obligations, industry standards or regulatory guidance relating to privacy or data security, may result in significant consequences. These consequences may include, but are not limited to, governmental investigations and enforcement actions, litigation (including class-related claims), additional reporting requirements and/or oversight, fines and penalties, bans on processing personal data, orders to destroy or not use personal data and adverse publicity. Any of these events could have a material adverse effect on our reputation, business or financial condition, including but not limited to interruptions or stoppages in business operations (including clinical trials), inability to process personal data or to operate in certain jurisdictions, limited ability to develop or commercialize our products, expenditure of time and resources to defend any claim or inquiry or revision or restructuring of our operations.

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
We have incurred significant operating losses and negative operating cash flows since inception and have not achieved profitability. We expect capital outlays and operating expenditures to increase over the next several years as we expand our infrastructure and research and product development activities. While we believe our available cash, cash equivalents, and marketable securities as of December 31, 2021, when combined with additional capital raises and expected revenues from collaborations, strategic partners and research grants, will be adequate to fund our currently planned operations through at least the next 12 months from the date the financial statements in this Annual Report on Form 10-K are issued, we will need to raise substantial additional capital to fund the development, manufacturing and potential commercialization of our product candidates. We regularly consider fund raising opportunities and may decide, from time to time, to raise capital based on various factors, including market conditions and our plans of operation. In addition, as we focus our efforts on proprietary human therapeutics, we will need to seek FDA approvals of our product candidates, a process that could cost in excess of hundreds of millions of dollars per product. We may experience difficulties in accessing the capital markets due to external factors beyond our control, such as volatility in the equity markets for emerging biotechnology companies and general economic and market conditions both in the United States and abroad. For example, our ability to raise additional capital may be adversely impacted by global economic conditions and disruptions to and volatility in the credit and financial markets in the United States and worldwide, which could be impacted by the evolving COVID-19 pandemic. We cannot be certain that we will be able to obtain financing on terms acceptable to us, or at all. Our failure to obtain adequate and timely funding will adversely affect our business and our ability to develop our technology and products candidates.
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
For example, we have collaborations with Novartis to develop product candidates to treat certain neurodevelopment disorders, including autism and intellectual disability; with Biogen to develop product candidates to treat tauopathies including Alzheimer’s disease, alpha-synuclein related diseases including Parkinson’s disease and other neurological diseases; and with Kite to develop product candidates to treat cancer; with Pfizer to develop product candidates to treat hemophilia A and amyotrophic lateral sclerosis and frontotemporal lobar degeneration linked to mutations of the C9ORF72 gene.
We are also party to a collaboration agreement with Sanofi for the development of therapeutics for hemoglobinopathies, including SCD. In December 2021, Sanofi notified us of its termination for convenience, effective in June 2022, of the collaboration agreement. As a result, as of the termination date, Sanofi will have no further obligations to develop or to fund the development of any research programs under such collaboration agreement. We cannot guarantee that we and Sanofi will be able to come to agreement on appropriate transition arrangements or otherwise execute an orderly transition under the collaboration agreement. Further, although we expect to complete the Phase 1/2 PRECIZIN-1 study of SAR445136, our product candidate to treat SCD developed with Sanofi, we cannot guarantee that we will be able to complete this study or continue developing SAR445136 beyond completion of this study. Although we are currently exploring options to advance the development of SAR445136, including seeking a potential new partner or developing the program on a wholly-owned basis with our own current financial resources or by seeking new financial resources, we cannot guarantee that we will be able to successfully secure any such options. In such case, we may be unable to continue developing SAR445136 or could choose to stop developing SAR44136 and discontinue the program. Any delays to or discontinuance of this program could have an adverse impact on our business, results of operations, financial condition and prospects.
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
Our commercial success may depend in part on obtaining, maintaining and enforcing patent protection for our technologies and product candidates and successfully defending any of our patents that may be challenged. Obtaining, maintaining and enforcing biopharmaceutical patents is costly, time consuming and complex, and we may not be able to file and prosecute all necessary or desirable patent applications in all desired jurisdictions, or maintain, enforce and license any patents that may issue from such patent applications, at a reasonable cost or in a timely manner or at all. It is also possible that we will fail to identify patentable aspects of our research and development output before it is too late to obtain patent protection. The patent positions of biopharmaceutical companies can be highly uncertain and can involve complex legal and factual questions. No consistent policy regarding the breadth of claims allowed in biotechnology patents has emerged to date. In addition, future patent laws, regulations, rules, and court decisions may affect the scope, validity, enforceability, and associated remedies of our current and future patent claims. Accordingly, we cannot predict the breadth of claims that may issue from any patent applications that we own or license, nor are we able to predict whether any third-party patents might issue with claims that are relevant to our product candidates or technologies. Even if patents do successfully issue and even if such patents cover our technologies and product candidates, third parties may challenge their validity, enforceability or scope, which may result in such patents being narrowed, invalidated or deemed unenforceable. There is no assurance that all of the potentially relevant prior art relating to our patents and patent applications has been found, the existence of which could invalidate a patent or prevent a patent from issuing from a pending patent application. Furthermore, if third parties have made similar inventions, there are multiple ways they could impact the coverage of our own applications.
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
The degree of future protection for our proprietary rights is uncertain, and we cannot ensure that:
•we or our licensors were the first to conceive and/or reduce to practice the inventions covered by each of our pending patent applications;

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
•the laws, regulations, rules, or court decisions in the U.S. and foreign countries will not change or be interpreted in a way that modifies our patent rights or impacts our ability to enforce or maintain our patent rights; or
•we will develop additional products, processes or technologies that are patentable.
Others have filed and in the future are likely to file patent applications that are similar to ours. We are aware that there are academic groups and other companies that are attempting to develop technology that is based on the use of zinc finger, TALE, CRISPR/Cas and other DNA-binding proteins, and that these groups and companies have filed patent applications. Several patents with claims directed to this technology have issued, although we have no current plans to use the claimed inventions. If these or other patent applications issue as patents, it is possible that the holder of any patent or patents granted on these applications may bring an infringement action against us, our collaborators, or strategic partners claiming damages and seeking to enjoin research, development or commercial activities relating to the affected products and processes. The costs of litigating the claim could be substantial regardless of outcome. Moreover, we cannot predict whether we, our collaborators, or strategic partners would prevail in any actions. In addition, if the relevant patent claims were upheld as valid and enforceable and our products or processes were found to infringe a patent or patents, we or our collaborators may have to pay substantial damages, including treble damages and attorneys’ fees for willful infringement, and we may be prevented from making, using, selling, offering to sell, or importing into the U.S. the relevant product or process unless we or our collaborators could obtain a license or were able to design around the patent claims. We can give no assurance that such a license would be available to us or our collaborators on commercially reasonable terms, or at all, or that we would be able to successfully design around the relevant patent claims. There may be significant litigation in the genomics or cell therapy industry regarding patent and other intellectual property rights, which could subject us to costly, lengthy and distracting litigation with unpredictable results.
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
Patents have a limited lifespan. In the United States, the natural expiration of a patent is generally 20 years from its earliest U.S. non-provisional filing date or from the filing date of the corresponding international application. Various means to extend this expected expiration date may be available. Regardless, the life of a patent, and the protection it affords, is limited. Even if patents covering our product candidates are obtained, once the patent life has expired for a product, we may be open to competition from generic medications. Given the amount of time required for the development, testing and regulatory review of new product candidates, patents protecting such candidates might expire before or shortly after such candidates are commercialized. As a result, our owned and licensed patent portfolio may not provide us with sufficient rights to exclude others from commercializing products similar or identical to ours.
If we are unable to protect the confidentiality of our trade secrets, the value of our technology could be adversely affected, and our business would be harmed.
We rely on trade secret protection and confidentiality agreements to protect proprietary know-how that is not patentable or that we elect not to patent, processes for which patents are difficult to enforce and any other elements of our product candidate discovery and development processes that involve proprietary know-how, information or technology that is not covered by patents. However, trade secrets can be difficult to protect. We seek to protect our proprietary technology and processes, in part, by entering into confidentiality agreements with our employees, consultants, scientific advisors, collaborators, partners and contractors. We also seek to preserve the integrity and confidentiality of our data and trade secrets by maintaining physical security of our premises and physical and electronic security of our information technology systems. While we have confidence in these individuals, organizations and systems, agreements or security measures have been and may in the future be breached, and we may not have adequate remedies for any breach. See also the risk factor titled “If our information technology systems or data, or those of third parties upon which we rely, are or were compromised, we could experience adverse consequences, including but not limited to regulatory investigations or actions, litigation, fines and penalties, disruptions of our business operations and reputational harm.” In addition, our trade secrets may otherwise become known or be independently discovered by competitors.
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
Presently, we believe we have rights to the intellectual property, through licenses from third parties and under patents that we own, to develop our gene and cell therapy product candidates. Because our programs may involve additional product candidates, such as TX200 and potential future CAR-Treg therapies that may require the use of proprietary rights held by third parties, the growth of our business will likely depend in part on our ability to acquire, in-license or use these proprietary rights. In addition, our product candidates may require specific formulations to work effectively and efficiently and these rights may be held by others. We may be unable to acquire or in-license any compositions, methods of use, processes or other third-party intellectual property rights from third parties that we identify on commercially reasonable terms, if at all. The licensing and acquisition of third-party intellectual property rights is a competitive area, and a number of more established companies are also pursuing strategies to license or acquire third-party intellectual property rights, including from other companies and academic institutions, that we may consider attractive. Other companies may have a competitive advantage over us due to their size, cash resources and greater clinical development and commercialization capabilities. Once an intellectual property right that we desire is licensed to another company, we may be precluded from obtaining our own licensed to such rights.
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
The agreements under which we currently license intellectual property or technology from third parties are complex, and certain provisions in such agreements may be susceptible to multiple interpretations. The resolution of any contract interpretation disagreement that may arise could narrow what we believe to be the scope of our rights to the relevant intellectual property or technology, or increase what we believe to be our financial or other obligations under the relevant agreement, either of which could have an adverse effect on our business, financial condition, results of operations and prospects. If disputes over intellectual property that we have licensed prevent or impair our ability to maintain our current licensing arrangements on acceptable terms, we may be unable to successfully develop and commercialize the affected product candidates, which could have an adverse effect on our business, financial condition, results of operations and prospects. As an example, Sangamo France has exclusively licensed the right to the CAR for use in TX200 from the University of British Columbia, or UBC. Should UBC terminate this license agreement, we may have to develop or acquire the appropriate CAR which would extend our anticipated development timeline and add expense, and which could result in our failure to realize the anticipated benefits of the acquisition of Sangamo France.
We may be involved in patent or intellectual property lawsuits or similar disputes involving patents under our control or patents of third parties claiming infringement, which lawsuits could be expensive, time-consuming and impair or prevent development and commercialization activities.
Our commercial success depends in part on our avoiding infringement of the patents and proprietary rights of third parties. There is a substantial amount of litigation, both within and outside the United States, involving patent and other intellectual property rights in the biotechnology and pharmaceutical industries, including patent infringement lawsuits, declaratory judgment lawsuits, invalidity proceedings, interferences, oppositions, ex parte or inter partes reexaminations, post-grant reviews and inter partes review proceedings before the U.S. PTO, and corresponding foreign patent offices. Numerous U.S. and foreign issued patents and pending patent applications, which are owned by third parties, exist in the fields in which we are pursuing development candidates. As the biotechnology and pharmaceutical industries expand and more patents are issued, the risk increases that our product candidates may be subject to claims of infringement of the patent rights of third parties.
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
In some instances, third parties may allege that we are infringing their patents or other proprietary rights even if they are not competitors or have an associated business. Such litigants would bring such infringement actions or threats of action with the goal of obtaining settlement money from us instead of engaging in costly and time-consuming litigation.
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

Risks Relating to our Business Operations
If our information technology systems or data, or those of third parties upon which we rely, are or were compromised, we could experience adverse consequences, including but not limited to regulatory investigations or actions, litigation, fines and penalties, disruptions of our business operations and reputational harm.
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
While all information technology operations are inherently vulnerable to inadvertent or intentional security breaches, incidents, attacks and exposures, the size, complexity, accessibility and distributed nature of our information technology systems, and the large amounts of sensitive information stored on those systems, make such systems potentially vulnerable to unintentional or malicious, internal and external attacks on our technology environment. Attacks of this nature are increasing in their frequency, levels of persistence, sophistication and intensity. Threats to information systems and data come from a variety of sources. In addition to traditional computer hackers, threat actors, personnel (such as through theft or misuse), sophisticated nation-states and nation-state-supported actors also engage in attacks. We and the third parties upon which we rely may be subject to a variety of evolving threats, including but not limited to social-engineering attacks (including through phishing attacks), malicious code (such as viruses and worms), malware (including as a result of advanced persistent threat intrusions), denial-of-service attacks (such as credential stuffing), personnel misconduct or error, ransomware attacks, supply-chain attacks, software bugs, server malfunctions, software or hardware failures, loss of data or other information technology assets, adware, telecommunications failures, natural disasters (such as earthquakes, fires, floods), war or terrorism. Ransomware attacks are becoming increasingly prevalent and severe and can lead to significant interruptions in our operations, loss of data and income, reputational harm and diversions of funds. Extortion payments may alleviate the negative impact of a ransomware attack, but we may be unwilling or unable to make such payments. In addition, the effects of the COVID-19 pandemic have intensified our dependence on information technology systems as many of our critical business activities are currently being conducted remotely and our increased reliance on personnel working from home could increase our cybersecurity risk.
Significant disruptions of our, our third-party vendors’ and/or business partners’ information technology systems or other similar data security incidents could adversely affect our business operations and/or result in the loss, misappropriation, and/or unauthorized access, use or disclosure of, or the prevention of access to, sensitive information, which could result in financial and reputational harm to us. For example, in April 2018, we announced a data security incident involving the compromise of a senior executive’s company email account. Our investigation of the incident did not reveal any evidence that our systems were otherwise compromised in connection with the incident or that personal data about patients or other individuals besides the executive were accessed or disclosed. However, proprietary, confidential and other sensitive information of ours and that of other entities was accessed and may have been compromised as a result of the incident. Unforeseen developments related to this incident could occur, which could have a further adverse impact on us. Any litigation or regulatory review or investigation arising from this incident could result in significant legal exposure to us. A security incident or other interruption could also result in a material disruption of our development programs and our business operations. For example, the loss of clinical trial data from completed or future clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data.
While we are aware of the company email incident described above, there is no way of knowing with certainty whether we have experienced any other data security incidents that have not been discovered. While we have no reason to believe this to be the case, attackers have become very sophisticated in the way they conceal access to systems, and many companies that have been attacked are not aware that they have been attacked. Any delay in the discovery of an attack may result in increased expense and may harm our reputation. Any security incident or interruption that we, or a third-party upon which we rely, experience (including the company email incident described above) could lead to adverse consequences, including government enforcement actions (for example, investigations, fines, penalties, audits and inspections), additional reporting requirements and/or oversight, restrictions on processing data (including personal data), litigation (including class claims), indemnification obligations, harm to our reputation, monetary fund diversions and financial loss. Applicable data privacy and security obligations may require us to notify relevant stakeholders of security incidents. Such disclosures are costly, and the disclosures or the failure to comply with such requirements could lead to adverse consequences. In addition, failure to maintain effective internal accounting controls related to security breaches and cybersecurity in general could impact our ability to produce timely and accurate financial statements and subject us to regulatory scrutiny. We may expend significant resources or modify our business activities in an effort to protect against security incidents or other interruptions. While we have implemented security measures intended to protect our information technology infrastructure and data, there can be no assurance that such measures will successfully prevent service interruptions or further security incidents. Our contracts may not contain limitations of liability, and even where they do, there can be no assurance that limitations of liability in our contracts are sufficient to protect us from liabilities, damages or claims related to our data privacy and security obligations. Additionally, we cannot be sure that our insurance coverage, if any, will be adequate or sufficient to protect us from or mitigate liabilities arising out of our privacy and security practices, that such coverage will continue to be available on commercially reasonable terms, or at all, or that such coverage will pay future claims.
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
We are in the process of growing the size of our organization globally, and we have experienced and may continue to experience difficulties in hiring, integrating and retaining qualified skilled employees
We are in the process of growing the size of our organization globally, and we have experienced and may continue to experience difficulties in hiring, integrating and retaining qualified skilled employees.
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
In addition, the stock markets have experienced extreme price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many companies, including in connection with the ongoing and evolving COVID-19 pandemic, which has resulted in decreased stock prices for many companies notwithstanding the lack of a fundamental change in their underlying business models or prospects. These fluctuations have often been unrelated or disproportionate to the operating performance of those companies. Broad market and industry factors, including potentially worsening economic conditions and other adverse effects or developments relating to the evolving COVID-19 pandemic, and political, regulatory and other market conditions, may negatively affect the market price of shares of our common stock, regardless of our actual operating performance.
Actual or potential sales of significant amounts of shares of our common stock into the market could cause the market price of our common stock to fall or prevent it from increasing for numerous reasons.
Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. Our outstanding shares of common stock generally may be freely sold in the public market at any time to the extent permitted by Rules 144 and 701 under the Securities Act of 1933, as amended, or the Securities Act, or to the extent the issuance of such shares has already been registered under the Securities Act and are held by non-affiliates of ours. While Biogen agreed not to sell any of the shares that we issued to Biogen in April 2020 until the first anniversary of the effectiveness of the Biogen collaboration, and to limit resales through the second anniversary, such restrictions are only temporary. Further, we also agreed, subject to certain limitations, to register for resale under the Securities Act any of the shares we issued to Biogen. We have also filed registration statements registering all shares of common stock that we may issue under our equity compensation plans. Such shares can be freely sold in the public market upon issuance, subject to volume limitations and black-out periods applicable to affiliates. Additionally, we are party to a sales agreement with Jefferies LLC which permits us from time to time at our discretion to sell up to $150.0 million of shares of our common stock in the public markets at prevailing market prices. As of February 22, 2022, we have sold 2,007,932 shares of our common stock under the sales agreement for net proceeds of approximately $27.1 million.
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
ITEM 1B – UNRESOLVED STAFF COMMENTS
None.
ITEM 2 – PROPERTIES
Our corporate headquarters occupies approximately 87,700 square feet of office and research and development laboratory facilities in Brisbane, California, pursuant to a lease that expires in May 2029. We also lease approximately 59,485 square feet of research and office space, pursuant to a lease that expires in August 2031, and approximately 7,700 of office space, pursuant to a lease that expires in August 2026, in Richmond, California. We also lease approximately 25,600 square feet of office and research and development space in Valbonne, France, subject to leases that expire beginning in June 2025 through January 2030. We believe that our facilities are currently adequate to meet our needs. As we continue to expand our operations, we may need to lease or purchase additional facilities.
ITEM 3 – LEGAL PROCEEDINGS
We are not a party to any material pending legal proceeding. From time to time, we may be involved in legal proceedings arising in the ordinary course of business.
ITEM 4 – MINE SAFETY DISCLOSURES
Not Applicable.

PART II
ITEM 5 – MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
Our common stock trades on the Nasdaq Global Select Market under the symbol “SGMO.”
Holders
As of February 22, 2022, there were 59 holders of record of our common stock. This number does not include “street name,” or beneficial holders, whose shares are held of record by banks, brokers, financial institutions and other nominees.
Dividends
We have not paid dividends on our common stock, and currently do not plan to pay any cash dividends in the foreseeable future.
Stock Performance Graph
The above Stock Performance Graph and related information shall not be deemed “soliciting material” or to be “filed” with the SEC nor shall such information be incorporated by reference into any future filing under the Securities Act or the Exchange Act, each as amended, except to the extent that we specifically incorporate it by reference into such filing.

ITEM 6 – [RESERVED]
Data responsive to Item 6 have not been presented in accordance with amendments to Item 301 of Regulation S-K contained in SEC Release No. 33-10890.
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
In addition, the section of this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” generally discusses 2021 and 2020 items and year-to-year comparisons between 2021 and 2020. Discussions of 2019 items and year-to-year comparisons between 2020 and 2019 are not included in this Annual Report on Form 10-K and can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, filed with the SEC on February 24, 2021.
Overview
We are a clinical-stage genomic medicine company committed to translating ground-breaking science into medicines that transform the lives of patients and families afflicted with serious diseases. We plan to deliver on this mission through development of our clinical and preclinical product candidates leveraging our novel science and our in-house manufacturing capabilities.
Our current clinical-stage product candidates are:
•Isaralgagene civaparvovec, also known as ST-920, our wholly-owned gene therapy product candidate for the treatment of Fabry disease, is currently being evaluated in our Phase 1/2 STAAR clinical study, and we have initiated plans for a Phase 3 clinical trial;
•SAR445136, our zinc finger nuclease, or ZF nuclease, gene-edited cell therapy product candidate for the treatment of sickle cell disease, or SCD, is currently being evaluated in our Phase 1/2 PRECIZN-1 clinical study. We are developing SAR445136 with our collaborator Sanofi S.A., or Sanofi, through June 28, 2022, at which time SAR445136 will become a product candidate wholly-owned by Sangamo;
•TX200, our wholly-owned Chimeric Antigen Receptor, or CAR, engineered regulatory T cell, or CAR-Treg, cell therapy product candidate for the prevention of immune-mediated rejection in HLA-A2 mismatched kidney transplantation, is currently being evaluated in our Phase 1/2 STEADFAST clinical study; and
•Giroctocogene fitelparvovec, also known as SB-525, is a gene therapy product candidate for the treatment of moderately severe to severe hemophilia A and is the subject of the registrational Phase 3 AFFINE clinical trial. We are developing giroctocogene fitelparvovec with our collaborator Pfizer Inc., or Pfizer.
Our preclinical development is focused in two innovative priority areas: (i) CAR-Treg cell therapies for autoimmune disorders and (ii) genome engineering for neurological diseases. Indications for our preclinical programs include neurodevelopmental disorders, cancer, inflammatory bowel disease, or IBD, tauopathies and neurodegenerative diseases such as amyotrophic lateral sclerosis, or ALS, multiple sclerosis, or MS, and Huntington’s disease, some of which we are developing with our collaborators Biogen MA, Inc. and Biogen International GmbH, which we refer to together as Biogen, Novartis Institutes for BioMedical Research, Inc., or Novartis, Pfizer, and Takeda Pharmaceutical Company Limited, or Takeda.

Our multiple collaborations with biopharmaceutical companies bring us important financial and strategic benefits and reinforce the potential of our research and development efforts and our ZF technology platform. They leverage our collaborators’ therapeutic and clinical expertise and commercial resources with the goal to bring our medicines more rapidly to patients. We believe these collaborations reflect the value of our ZF technology platform and will potentially expand the addressable markets of our product candidates. To date, we have received approximately $815.0 million in upfront licensing fees, milestone payments and proceeds from sales of our common stock to collaborators and have the right to earn up to $6.7 billion in future milestone payments from our collaborations, in addition to potential product royalties.
We believe that our in-house manufacturing capacity provides us a competitive advantage. We currently operate an adeno-associated virus, or AAV, manufacturing facility in our Brisbane, California headquarters and cell therapy manufacturing facilities in Brisbane, California and Valbonne, France. Our manufacturing strategy is to provide greater flexibility, quality and control by building a balanced and necessary capacity achieved through our in-house manufacturing and contract manufacturing organization, or CMO, partnerships, investing in manufacturing processes and analytics and developing a strong supply chain.
For additional information regarding our business, see “Business” in Part I, Item 1 of this Annual Report on Form 10‑K.
Recent Business Highlights
Fabry Disease
•In February 2022, we presented updated preliminary clinical data from the Phase 1/2 STAAR study evaluating isaralgagene civaparvovec, or ST-920, our wholly‑owned gene therapy product candidate for the treatment of Fabry disease at the 18th Annual WORLDSymposium. As of the November 9, 2021 cutoff date:
◦The four patients in Cohorts 1 and 2 all exhibited above normal α‑Gal A activity, ranging from 3-fold to 15-fold above mean normal at last measurement.
◦The two patients in Cohort 1 maintained elevated α‑Gal A activity for one year and are now in the long-term follow-up study.
◦The first patient in Cohort 3 exhibited α‑Gal A activity within mean normal range by week 2.
◦Lyso-Gb3 levels remained significantly reduced in the patient who exhibited the highest baseline levels of this biomarker.
◦The gene therapy candidate continued to be generally well tolerated in the five treated patients.
•The sixth patient in the STAAR study, who is the second patient in Cohort 3, was dosed after the cutoff date. We expect to provide updated data in the second half of 2022.
•Based on the Phase 1/2 data, we have initiated Phase 3 planning.
Sickle Cell Disease
•In December 2021, we presented updated preliminary proof-of-concept clinical data from the Phase 1/2 PRECIZN‑1 study of SAR445136, a ZF nuclease gene-edited cell therapy candidate in development with Sanofi, at the 63rd American Society for Hematology Annual Meeting and Exposition 2021, or ASH. As of the September 22, 2021 cutoff date:
◦No adverse events related to SAR445136 were reported.
◦All four treated patients experienced increases in total hemoglobin, fetal hemoglobin and percent F cells.
◦None of the patients required blood transfusions post engraftment.
•We expect that the next four patients treated in the study will be dosed with a product candidate manufactured using improved methods, which have been shown in internal experiments to increase long-term progenitor cells. We expect to complete dosing of these patients in the third quarter of 2022.
•We and Sanofi are collaborating on planning an orderly transition of Sanofi’s rights and obligations under the program to Sangamo on June 28, 2022, while we explore options to advance the program, including seeking a potential new partner.

Hemophilia A
•In December 2021, with our collaborator Pfizer, we presented updated follow-up data from the Phase 1/2 Alta study of giroctocogene fitelparvovec, an investigational gene therapy for patients with moderately severe to severe hemophilia A, at ASH. As of the October 1, 2021 cutoff date:
◦At 104 weeks, the five patients in the highest dose 3e13 vg/kg cohort had mean factor VIII (FVIII) activity of 25.4% via chromogenic clotting assay.
◦In this cohort, mean annualized bleeding rate was 0.0 in the first year post‑infusion and was 1.4 throughout the total duration of follow‑up. All bleeding events occurred after week 69 post‑infusion. Two patients experienced bleeding events necessitating treatment with exogenous FVIII. No participants in the highest dose cohort had resumed prophylaxis.
◦Giroctocogene fitelparvovec continued to be generally well-tolerated.
•In February 2022, Pfizer announced that it hopes to obtain agreements from health authorities to resume the AFFINE trial of giroctocogene fitelparvovec and to begin to reopen trial sites in the first half of 2022. This trial was previously paused when some of the patients treated in this trial experienced FVIII activity greater than 150% following treatment. Pfizer has announced that it currently is in the process of submitting a protocol amendment to health authorities in the countries where this trial is being conducted and preparing responses to the U.S. FDA clinical hold. Over 50% of the patients have been enrolled in the Phase 3 AFFINE trial.
Renal Transplant Rejection
•In November 2021, the first patient was enrolled and is expected to be dosed soon in our Phase 1/2 STEADFAST study evaluating TX200, our wholly‑owned autologous HLA-A2 CAR Treg cell therapy product candidate treating patients receiving an HLA-A2 mismatched kidney from a living donor. We expect the second patient in this study to be dosed by the middle of 2022. We continue to open study sites and screen patients.
Manufacturing
•In 2021, we completed and brought online our in-house cell therapy manufacturing facilities in our Brisbane, California headquarters and in our Valbonne, France facilities. We now have these facilities in addition to the in-house AAV manufacturing facilities we brought online in Brisbane in 2020.
Impacts of the Ongoing COVID-19 Pandemic
We have experienced and continue to experience impacts from the ongoing and evolving COVID-19 pandemic on our business and operations and could continue to experience these or potentially more severe impacts as the pandemic evolves in the United States, France, the United Kingdom and locations of our clinical studies and trials. We continue to conduct business operations pursuant to a modified operating plan that includes enhanced workplace safety protocols and modified working schedules. These protocols and modifications have slowed our productivity and disrupted our business to a moderate degree and are likely to continue doing so through the remainder 2022. For example, we have experienced periodic short-term disruptions to our onsite operations while addressing positive cases of COVID-19 by onsite workers and clinical trial patients, and our operations could experience longer term disruptions in the future in the event of a significant outbreak of COVID-19 among our onsite workers or clinical trial patients. Moreover, from time to time, we have been required to reorganize and prioritize our resources to mitigate moderate COVID-19 impacts arising from travel restrictions, density restrictions and supply constraints. If our programs encounter longer-term disruptions, it could impact our ability to support our biopharmaceutical partners as contemplated in our collaboration agreements and could result in adjustments to our timelines, although we do not believe that the short-term disruptions to date have resulted in any such impacts.
Additionally, our Phase 1/2 STAAR clinical study evaluating isaralgagene civaparvovec has experienced and continues to experience delays in its timeline due in part to COVID-19 impacts and the diversion of healthcare resources to fight the pandemic. For example, we estimate that the opening of the first clinical trial site in the United Kingdom for this study experienced a delay of approximately one year due to the significant prevalence of COVID-19 in the United Kingdom. Additionally, we have experienced delays in recruiting, enrolling and dosing patients for this study, due in part to the hesitation of patients to travel by plane to trial sites not within driving distance and to enter medical facilities during the pandemic and also due in part to trial sites prioritizing COVID-19 clinical care over research activities such as the STAAR study. The study has also experienced delays when certain patients have decided to take the COVID-19 vaccine or tested positive for COVID-19 prior to enrollment or dosing in the study. Moreover, we have experienced some short-term delays in sourcing the necessary raw materials to manufacture supplies for the STAAR study and in transporting clinical trial materials due to COVID-19 impacts. We estimate that these challenges have set back our STAAR study timelines by approximately three to six months. Clinical timelines for this study could be revised again if COVID-19 impacts to our recruitment, screening, enrollment and dosing of patients and to our sourcing of raw materials for this study intensify because of vaccination delays, new COVID-19 variants or unexpected events.
In addition, our STEADFAST study evaluating TX200, our wholly-owned CAR-Treg cell therapy product candidate for the treatment of kidney transplant rejection, has experienced delays in its timeline due to COVID-19 impacts related to manufacturing and technology transfer challenges with our CMOs and due to patients and donors testing positive for COVID-19. We estimate that these challenges set back our clinical study timeline by approximately three months. While we have now enrolled the first patient in this study and expect to dose this patient soon, and expect to dose the second patient in this study by the middle of 2022, this timeline could be revised if COVID-19 impacts result in additional delays.
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
We do not anticipate any material negative impact on our financial condition in 2022 as a result of the COVID-19 pandemic. We believe we are well positioned financially in the near term to execute on our wholly-owned and partnered research and clinical programs. As of December 31, 2021, we had $464.7 million in cash, cash equivalents, and marketable securities. Although we believe we are well-capitalized currently, the effects of the evolving pandemic could result in disruption of global financial markets, impairing our ability to access capital, which could negatively affect our liquidity in the future. We do not currently anticipate any material impairments to the valuation of the financial assets or goodwill on our balance sheet as a result of the COVID-19 pandemic. We do not believe that the remote workplace arrangements we have implemented for our office-based employees have affected our financial reporting or control systems.
The extent to which the COVID-19 pandemic will impact our business, operations and financial condition, either directly or indirectly, will depend on future developments that remain highly uncertain at the present time. These developments include the ultimate duration and severity of the pandemic, the impacts of new COVID-19 variants, travel restrictions, new public health restrictions in the United States, France, the United Kingdom and other countries, business closures or business disruptions and the effectiveness and timeliness of actions taken in the United States, France, the United Kingdom and other countries to contain and treat the disease, including the effectiveness and timing of vaccination programs. The surge of new variants of the virus, including the recent Omicron variant, has resulted and may in the future result in the return of prior orders and restrictions or new quarantine and shelter-in-place orders or other restrictions. As our understanding of events evolves and additional information becomes available, we may materially change our guidance relating to our revenues, expenses and timelines for manufacturing, clinical trials and research and development.
See the section titled “Risk Factors” included in Part I, Item 1A of this Annual Report on Form 10-K for additional information on risks and uncertainties related to the evolving COVID-19 pandemic.
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
Critical Accounting Policies and Estimates
Our Consolidated Financial Statements and the related disclosures have been prepared in accordance with generally accepted accounting principles in the United States. The preparation of these Consolidated Financial Statements requires us to make estimates, assumptions and judgments that affect the reported amounts in our Consolidated Financial Statements and accompanying notes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe the following policies to be the most critical to an understanding of our financial condition and results of operations because they require us to make estimates, assumptions and judgments about matters that are inherently uncertain.
We believe our critical accounting policies and estimates relating to revenue recognition and valuation of long-lived assets including goodwill and intangible assets are the most significant estimates and assumptions used in the preparation of our Consolidated Financial Statements.
For a complete description of our significant accounting policies, see Note 1 – Organization, Basis of Presentation and Summary of Significant Accounting Policies in the accompanying notes to the Consolidated Financial Statements included in Part II, Item 8, "Financial Statements and Supplementary Data" of this Annual Report on Form 10-K.
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
Valuation of Long-lived Assets including Goodwill and Intangible Assets
We review goodwill and indefinite-lived intangible assets for impairment at least annually or more frequently if events or changes in circumstances would more likely than not reduce the fair value these assets below their carrying values. As of December 31, 2021, no impairment of goodwill or indefinite-lived intangible assets was identified.
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

Results of Operations
Years Ended December 31, 2021, 2020 and 2019
Revenues

	Year Ended December 31,
	(in thousands, except percentage values)
	2021	2020	Change	%	2020	2019	Change	%
Revenues	$110,701	$118,192	$(7,491)	(6)%	$118,192	$102,428	$15,764	15%
Total revenues consisted of revenues from collaboration agreements and research grants. We anticipate revenues over the next several years will be derived primarily from our collaboration agreements with Biogen, Novartis, Kite, and Pfizer as we continue to recognize upfront and milestone payments received under such agreements over time.
The decrease of $7.5 million in revenues in 2021 compared to 2020 was primarily attributed to a decrease of $47.4 million of milestone fees and recognition of upfront license fees related to our giroctocogene fitelparvovec and C9ORF72 collaboration agreements with Pfizer driven by completion of activities under these collaborations in the fourth quarter of 2020, a decrease of $3.2 million in revenue related to our collaboration agreement with Kite, a decrease of $2.8 million in revenue from sublicense fees related to our agreement with Dow AgroSciences LLC, and a decrease of $2.2 million in revenue related to our collaboration agreement with Sanofi, primarily due to a change in estimate regarding project scope and related project costs.
These decreases were partially offset by increases of $32.7 million and $14.4 million related to the recognition of upfront license fee and research revenue under our collaboration agreements with Novartis and Biogen, respectively.
Operating Expenses

	Year Ended December 31,
	(in thousands, except percentage values)
	2021	2020	Change	%	2020	2019	Change	%
Operating expenses:
Research and development	$230,819	$180,647	$50,172	28%	$180,647	$145,922	$34,725	24%
General and administrative	63,219	67,097	(3,878)	(6)%	67,097	61,686	5,411	9%
Total operating expenses	$294,038	$247,744	$46,294	19%	$247,744	$207,608	$40,136	19%
Research and Development Expenses
Research and development expenses consisted primarily of compensation related expenses, including stock-based compensation, laboratory supplies, preclinical and clinical studies, manufacturing clinical supply, contracted research, and allocated facilities and information technology expenses.
The increase of $50.2 million in research and development expenses in 2021 compared to 2020 was primarily driven by a $22.2 million increase in preclinical, clinical and lab supply expenses due to the timing of our trials and increased activity primarily attributable to our Biogen and Novartis collaborations, an $18.9 million increase in compensation expense as a result of increased headcount to support our programs, clinical trials and manufacturing operations, and a $15.0 million increase in manufacturing and overhead costs as we ramped up our internal manufacturing operations. These increases were partially offset by a reduction of research and development expenses by $5.2 million related to dissolution of the repayment obligation of a grant from the California Institute for Regenerative Medicine, or CIRM, associated with the development of the ST-400 program, which was discontinued in the third quarter of 2021. Stock-based compensation expense included in research and development expenses was $19.5 million and $13.5 million for the years ended December 31, 2021 and 2020, respectively.

The table below shows research and development expenses related to our clinical and preclinical programs. As shown in the table below, preclinical and research programs contributed $58.8 million of the increase in our research and development expenses primarily due to advancement of our technical platform and our wholly-owned preclinical programs, offset by a decrease of $8.6 million in our clinical programs in 2021 as compared to 2020, primarily driven by completion of activities for our giroctocogene fitelparvovec and C9ORF72 programs with Pfizer.

	Year Ended December 31,
	(in thousands)
Programs	2021	2020	2019
Clinical Programs:
Inherited metabolic disorders clinical programs	$63,800	$59,030	$61,845
Beta thalassemia clinical program	1,205	8,672	13,634
Adjustment of CIRM award liability related to the termination of the grant (*)	(5,150)	—	—
HIV clinical programs	3,935	3,289	1,762
Hemophilia clinical programs	1,688	3,108	12,805
Subtotal	65,478	74,099	90,046
Preclinical and Research Programs:
Wholly-owned programs and early research activities	116,991	78,540	36,480
CNS partner programs	47,418	21,726	7,001
Oncology programs	894	6,214	12,281
Other	38	68	114
Subtotal	165,341	106,548	55,876
Total research and development expenses	$230,819	$180,647	$145,922
(*) The amount is related to dissolution of the repayment obligation of the grant from CIRM associated with the ST-400 clinical program which was discontinued in 2021. See Note 4 – Major Customers, Partnerships and Strategic Alliances in the accompanying notes to the Consolidated Financial Statements included in Part II, Item 8, "Financial Statements and Supplementary Data" of this Annual Report on Form 10-K.
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
Our potential therapeutic products are subject to a lengthy and uncertain regulatory process that may not result in our receipt of any necessary regulatory approvals. Failure to receive the necessary regulatory approvals would prevent us from commercializing the product candidates affected. In addition, clinical trials of our product candidates may fail to demonstrate safety and efficacy, which could prevent or significantly delay regulatory approval. The full extent of the impact of the COVID‑19 pandemic on our business, operations and financial results will depend on numerous evolving factors that we may not be able to accurately predict. A discussion of the risks and uncertainties with respect to our research and development activities, including completing the development of our product candidates, and the consequences to our business, financial position and growth prospects can be found in “Risk Factors” in Part I, Item 1A of this Annual Report on Form 10-K.

General and Administrative Expenses
General and administrative expenses consist primarily of compensation related expenses including stock-based compensation for executive, legal, finance and administrative personnel, professional fees, allocated facilities and information technology expenses, and other general corporate expenses.
The decrease of $3.9 million in general and administrative expenses in 2021 compared to 2020 was primarily due to a $3.5 million decrease in legal and professional fees. Stock-based compensation expense included in general and administrative expenses was $13.4 million and $12.2 million for the years ended December 31, 2021 and 2020, respectively.
Interest and other income, net
The decrease of $3.4 million in interest and other income, net in 2021 compared to 2020 was due to a decrease of $3.5 million in interest income primarily due to lower portfolio yields as a result of a decrease in interest rates, and a decrease of $3.4 million as a result of fluctuations in foreign exchange rates, partially offset by a reversal of accrued interest amounting to $1.2 million related to the grant from CIRM upon cancellation of the repayment obligation, and an increase of $1.4 million in research tax credits earned by Sangamo France.
Income tax expense
Provision for income taxes was $0.3 million, $0.3 million, and zero for 2021, 2020 and 2019, respectively. The income tax expense for 2021 was primarily due to an increase in the long-term liability associated with uncertain tax positions and foreign income taxes. The income tax expense for 2020 was primarily related to the increase in the long-term liability associated with uncertain tax positions, foreign income taxes and state income taxes. In both years, the expense was partially offset by a foreign deferred tax benefit.
As of December 31, 2021, we had net operating loss carryforwards for federal and state income tax purposes of approximately $605.6 million and $253.9 million, respectively. The federal net operating loss generated before 2018 will begin to expire in 2022 and will keep expiring through 2037, if not utilized. Federal net operating losses generated from 2018 will carry forward indefinitely. If not utilized, the state net operating loss carryforwards will begin to expire in 2029. We also have federal and state research tax credit carryforwards of $28.2 million and $22.1 million, respectively. The federal research credits will begin to expire in 2022, while the state research credits have no expiration date. Utilization of our net operating loss carryforwards and research tax credit carryforwards may be subject to substantial annual limitations due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. The annual limitation could result in the expiration of the net operating loss carryforwards and research tax credit carryforwards before use. Due to the carryforwards related to the net operating losses and research and development tax credits, we do not expect to pay any U.S. federal taxes related to income in the near future.
Liquidity and Capital Resources
Liquidity
Since inception, we have incurred significant net losses, and we have funded our operations primarily through the issuance of equity securities, payments from corporate collaborators and strategic partners and research grants.
As of December 31, 2021, we had cash, cash equivalents, and marketable securities totaling $464.7 million compared to $692.0 million as of December 31, 2020. Our most significant use of capital was for employee compensation and external research and development expenses, such as manufacturing, clinical trials and preclinical activity related to our therapeutic programs. Our cash and investment balances are held in a variety of interest-bearing instruments, including U.S. government-sponsored entity debt securities, commercial paper securities, money market funds, corporate debt securities, asset-backed securities and certificates of deposit. Cash in excess of immediate requirements is invested in accordance with our investment policy with a view toward capital preservation and liquidity.
In August 2020, we entered into an Open Market Sale Agreement℠, or the sales agreement, with Jefferies LLC, providing for the sale of up to $150.0 million of our common stock from time to time in ‘at-the-market’ offerings under an existing shelf registration statement. During the year ended December 31, 2021, we sold 2,007,932 shares of our common stock under the sales agreement for net proceeds of approximately $27.1 million.
While we expect our rate of cash usage to increase in the future, in particular to support our product development endeavors, we currently believe that our available cash, cash equivalents, and marketable securities and expected revenues from collaborations, strategic partnerships and research grants, will be adequate to fund our currently planned operations through at least the next 12 months from the date the Consolidated Financial Statements are issued. We may elect to raise additional capital through additional collaborative agreements or the sale of additional equity to fund our future needs beyond the next 12 months. During this period of uncertainty and volatility related to the COVID-19 pandemic, we will continue to monitor our liquidity.
Cash Flows
Operating activities
Net cash used in operating activities was $233.3 million in 2021, primarily reflecting our net loss of $178.3 million, a decrease in deferred revenues of $84.2 million, a decrease in accounts payable and other accrued liabilities of $7.7 million, an increase in prepaid expenses and other assets of $7.2 million, a decrease for adjustment of CIRM award liability related to termination of the grant of $6.4 million, and a decrease in long‑term portion of lease liabilities by $4.3 million. These decreases were partially offset by $53.4 million of non-cash expenses related to stock-based compensation, depreciation and amortization, amortization of operating lease right-of-use assets, and net amortization of premium (discount) on marketable securities, and an increase in non-current liabilities by $1.2 million.
Net cash provided by operating activities was $169.9 million in 2020, primarily reflecting an increase in deferred revenues of $216.5 million due to cash received in connection with the Biogen collaboration agreement and the Novartis collaboration agreement, an increase in accounts payable and other accrued liabilities of $10.7 million, a decrease in accounts receivable of $31.7 million, and $39.1 million of non-cash expenses related to stock-based compensation, other changes in operating lease right-of-use assets, and depreciation and amortization. These increases were partially offset by our net loss of $121.1 million, and an increase in prepaid expenses and other assets by $10.4 million.
Investing activities
Net cash provided by investing activities was $248.2 million in 2021, mostly related to net maturities, sales and purchases of marketable securities, partially offset by $23.3 million purchases of property and equipment. Net cash used in investing activities was $271.6 million in 2020, mostly related to net maturities and purchases of marketable securities, and purchases of property and equipment.
Financing activities
Net cash provided by financing activities was $32.9 million in 2021, related to $27.9 million of proceeds from the at-the-market offering, net of offering expenses of $0.8 million, an increase of $5.6 million related to proceeds from the exercise of stock options, and an increase of $3.4 million related to proceeds from the issuance of common stock under our employee stock purchase plan, offset by a decrease of $3.3 million for taxes paid related to net share settlement of equity awards. Net cash provided by financing activities in 2020 was $153.1 million, primarily reflecting the $145.4 million estimated fair value of the shares issued to Biogen offset by $2.9 million of associated issuance costs, and an increase of $11.3 million related to proceeds from the exercise of stock options and purchases under the employee stock purchase plan.
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
Contractual Obligations
As of December 31, 2021, we had contractual obligations and commercial commitments as follows (in thousands):

	Payments Due by Period
Contractual Obligations	Total	Short-term	Long-term
Operating leases	$59,842	$6,605	$53,237
License obligations	760	146	614
Manufacturing obligations	10,994	10,994	—
Total contractual obligations	$71,596	$17,745	$53,851
Operating leases consist of base rents for facilities we occupy in Brisbane, California; Richmond, California; and Valbonne, France.
License obligations includes an ongoing license maintenance fee associated with cancellable in-licensed patent agreements.
Manufacturing obligations include the following non-cancelable material contractual commitments under manufacturing-related supplier arrangements as of December 31, 2021 (in thousands):

Party	Total	Expiry date
Brammer Bio MA - a Thermo Fisher Scientific Inc. subsidiary	$3,727	December 2022
Lonza Netherlands, B.V.	7,267	December 2022
Total manufacturing obligations	$10,994

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
The securities in our investment portfolio are not leveraged and are classified as available-for-sale. The majority of these available-for-sale securities are short-term in nature and subject to minimal interest rate risk. Our investments currently consist of U.S. government-sponsored entity debt securities, commercial paper securities, corporate debt securities, asset-backed securities and certificates of deposit. Our investment policy, approved by our Board of Directors, limits the amount we may invest in any one type of investment issuer, thereby reducing credit risk concentrations. All investments are carried at market value, which approximates cost. We do not use derivative financial instruments in our investment portfolio. If market interest rates were to increase or decrease by one hundred basis points, the fair value of our investment portfolio would increase or decrease by an immaterial amount.
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

A 10% strengthening/(weakening) in the rates used to translate the results of our foreign subsidiaries would have increased/(decreased) net loss for the year ended December 31, 2021 by approximately $3.1 million and would not have materially impacted our operating loss.
Additionally, we incur foreign currency transaction gains and losses related to the level of activity between the United States and Europe. In 2021, we incurred foreign currency transaction losses of $1.2 million. A 10% unfavorable change in the Euro and U.S. dollar exchange rate on December 31, 2021 would have had an immaterial impact on foreign currency transaction losses for 2021.
As of December 31, 2021 and 2020, we maintained cash balances of approximately $6.9 million and $16.8 million, respectively, denominated in a foreign currency in the United States. A hypothetical 10% change in foreign exchange rates would have increased/(decreased) net loss for the year ended December 31, 2021 by approximately $0.7 million and would not have materially impacted our operating loss.

ITEM 8 – FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
SANGAMO THERAPEUTICS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Sangamo Therapeutics, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Sangamo Therapeutics, Inc. (the Company) as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive loss, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2021, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 24, 2022 expressed an unqualified opinion thereon.
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

Accounting for Revenue from Collaboration Agreement with Novartis

Description of the Matter	As of December 31, 2021, the Company had a collaboration and license agreement with Novartis Institutes for BioMedical Research, Inc. (“Novartis”) for the research, development and commercialization of gene regulation therapies to treat three neurodevelopmental disorders. As discussed in Note 1 of the consolidated financial statements, the Company concluded that providing licensed technology to Novartis is not a discrete performance obligation that is separate from providing research services to Novartis because the licensed technology does not have stand-alone value to Novartis apart from the research services to be performed pursuant to the agreement. As a result, the Company recognizes revenue from the upfront payment for the licensed technology based on the proportional performance of the research services through the estimated research period.

Auditing the Company’s estimated measure of progress at a point in time during the estimated research period was complex and involved significant judgment. In particular, the measure of revenues from upfront non-refundable fees for the licensed technology is affected by management’s estimates of the total research services costs required to complete the performance obligations including the total internal personnel costs and external costs to be incurred. Changes in these estimates can have a material effect on revenue recognized.
How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s accounting for revenue from this collaboration agreement, including management’s review controls to evaluate the transaction price, including the upfront licensed technology fee and the estimated variable consideration for the research services, and all constrained amounts.

Our audit procedures included, among others, gaining an understanding and testing the Company’s estimates of total expected costs by project, and testing the completeness and accuracy of the underlying data used by the Company in its revenue recognition model. We performed inquiries of the research and development personnel responsible for the specific development projects to corroborate management’s assumptions used in the Company’s estimates of total expected costs by project, evaluated any changes in the development timeline and/or increases or decreases in the total expected costs by project, and examined evidence supporting key inputs of the revenue recognition model including assessing whether actual costs incurred were appropriate under the terms of the contract. We also compared the estimates of total expected costs by project to actual costs incurred to evaluate management’s ability to forecast costs.

/s/ ERNST & YOUNG LLP

We have served as the Company’s auditor since 1997.
Redwood City, California
February 24, 2022

SANGAMO THERAPEUTICS, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	December 31, 2021	December 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$178,872	$131,329
Marketable securities	197,676	510,094
Interest receivable	349	1,035
Accounts receivable	6,013	5,224
Prepaid expenses and other current assets	15,859	11,986
Total current assets	398,769	659,668
Marketable securities, non-current	88,169	50,530
Property and equipment, net	51,523	41,324
Intangible assets	53,760	58,128
Goodwill	39,702	42,798
Operating lease right-of-use assets	73,181	71,045
Other non-current assets	15,319	13,557
Restricted cash	1,500	1,500
Total assets	$721,923	$938,550
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$9,759	$12,553
Other accrued liabilities	11,577	18,612
Accrued compensation and employee benefits	20,840	20,738
Deferred revenues	85,711	91,644
Total current liabilities	127,887	143,547
Deferred revenues, non-current	166,776	245,045
Long-term portion of lease liabilities	44,055	38,396
Deferred income tax	6,645	7,185
Other non-current liabilities	1,217	7,011
Total liabilities	346,580	441,184
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value, 5,000,000 shares authorized, and no shares issued or outstanding	—	—
Common stock, $0.01 par value; 320,000,000 shares authorized, 145,921,530 and 142,063,203 shares issued and outstanding at December 31, 2021 and 2020, respectively	1,459	1,421
Additional paid-in capital	1,334,138	1,269,375
Accumulated deficit	(956,267)	(777,981)
Accumulated other comprehensive (loss) income	(3,987)	5,419
Total Sangamo Therapeutics, Inc. stockholders’ equity	375,343	498,234
Non-controlling interest	—	(868)
Total stockholders’ equity	375,343	497,366
Total liabilities and stockholders’ equity	$721,923	$938,550
See accompanying Notes to Consolidated Financial Statements.

SANGAMO THERAPEUTICS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Year Ended December 31,
	2021	2020	2019
Revenues	$110,701	$118,192	$102,428
Operating expenses:
Research and development	230,819	180,647	145,922
General and administrative	63,219	67,097	61,686
Total operating expenses	294,038	247,744	207,608
Loss from operations	(183,337)	(129,552)	(105,180)
Interest and other income, net	5,346	8,775	9,761
Loss before income taxes	(177,991)	(120,777)	(95,419)
Income tax expense	306	345	—
Net loss	(178,297)	(121,122)	(95,419)
Net loss attributable to non-controlling interest	(11)	(126)	(233)
Net loss attributable to Sangamo Therapeutics, Inc. stockholders	$(178,286)	$(120,996)	$(95,186)
Basic and diluted net loss per share attributable to Sangamo Therapeutics, Inc. stockholders	$(1.23)	$(0.90)	$(0.85)
Shares used in computing basic and diluted net loss per share attributable to Sangamo Therapeutics, Inc. stockholders	144,568	134,449	112,114
See accompanying Notes to Consolidated Financial Statements.

SANGAMO THERAPEUTICS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)

	Year Ended December 31,
	2021	2020	2019
Net loss	$(178,297)	$(121,122)	$(95,419)
Foreign currency translation adjustment	(8,351)	8,345	(1,573)
Net pension losses	(716)	(193)	(28)
Change in unrealized (loss) gain on marketable securities, net of tax	(339)	(284)	592
Comprehensive loss	(187,703)	(113,254)	(96,428)
Comprehensive loss attributable to non-controlling interest	(11)	(126)	(233)
Comprehensive loss attributable to Sangamo Therapeutics, Inc.	$(187,692)	$(113,128)	$(96,195)
See accompanying Notes to Consolidated Financial Statements.

SANGAMO THERAPEUTICS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share amounts)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Non- Controlling Interest	Total Stockholders’ Equity
	Shares	Amount
Balances at December 31, 2018	102,187,471	$1,022	$929,632	$(562,696)	$(1,440)	$739	$367,257
Cumulative-effect adjustment of ASC Topic 842 on January 1, 2019	—	—	—	897	—	—	897
Issuance of common stock upon exercise of stock options and in connection with restricted stock units, net of tax	885,873	9	3,668	—	—	—	3,677
Issuance of common stock under employee stock purchase plan	249,364	2	2,042	—	—	—	2,044
Issuance of common stock under public offering, net of issuance costs	12,650,000	127	136,181	—	—	—	136,308
Stock-based compensation	—	—	19,330	—	—	—	19,330
Acquisition of additional shares of Sangamo France	—	—	—	—	—	(321)	(321)
Issuance costs related to Sangamo France acquisition	—	—	(25)	—	—	—	(25)
Foreign currency translation adjustment	—	—	—	—	(1,573)		(1,573)
Net pension losses	—	—	—	—	(28)	—	(28)
Net unrealized gain on marketable securities, net of tax	—	—	—	—	592	—	592
Net loss	—	—	—	(95,186)	—	(233)	(95,419)
Balances at December 31, 2019	115,972,708	1,160	1,090,828	(656,985)	(2,449)	185	432,739
Issuance of common stock upon exercise of stock options and in connection with restricted stock units, net of tax	1,395,956	14	8,545	—	—	—	8,559
Issuance of common stock under employee stock purchase plan	274,382	3	2,012	—	—	—	2,015
Issuance of common stock in connection with the Biogen collaboration agreement, net of issuance costs	24,420,157	244	142,282	—	—	—	142,526
Stock-based compensation	—	—	25,708	—	—	—	25,708
Acquisition of additional shares of Sangamo France	—	—	—	—	—	(927)	(927)
Foreign currency translation adjustment	—	—	—	—	8,345	—	8,345
Net pension losses	—	—	—	—	(193)	—	(193)
Net unrealized loss on marketable securities, net of tax	—	—	—	—	(284)	—	(284)
Net loss	—	—	—	(120,996)	—	(126)	(121,122)
Balances at December 31, 2020	142,063,203	1,421	1,269,375	(777,981)	5,419	(868)	497,366
Issuance of common stock in connection with at-the-market offering, net of offering expenses	2,007,932	20	27,079	—	—	—	27,099
Issuance of common stock upon exercise of stock options and in connection with restricted stock units, net of tax	1,417,288	14	2,375	—	—	—	2,389
Issuance of common stock under employee stock purchase plan	433,107	4	3,366	—	—	—	3,370
Stock-based compensation	—	—	32,956	—	—	—	32,956
Acquisition of additional shares of Sangamo France	—	—	(70)	—	—	(64)	(134)
Foreign currency translation adjustment	—	—	—	—	(8,351)	—	(8,351)
Net pension losses	—	—	—	—	(716)	—	(716)
Net unrealized loss on marketable securities, net of tax	—	—	—	—	(339)	—	(339)
Buy-out of non-controlling interest	—	—	(943)	—	—	943	—
Net loss	—	—	—	(178,286)	—	(11)	(178,297)
Balances at December 31, 2021	145,921,530	$1,459	$1,334,138	$(956,267)	$(3,987)	$—	$375,343
See accompanying Notes to Consolidated Financial Statements.

SANGAMO THERAPEUTICS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2021	2020	2019
Operating Activities:
Net loss	$(178,297)	$(121,122)	$(95,419)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	9,439	5,682	3,930
Amortization of premium (discount) on marketable securities, net	2,844	(825)	(4,708)
Amortization and other changes in operating lease right-of-use assets	8,199	7,687	5,677
Gain on free shares	(18)	(63)	(488)
Net (gain) loss on disposal of property and equipment	(52)	222	68
Stock-based compensation	32,956	25,708	19,330
Adjustment of CIRM award liability related to the termination of the grant	(6,427)	—	—
Net loss on lease termination	—	—	218
Net changes in operating assets and liabilities:
Interest receivable	686	(353)	(307)
Accounts receivable	(789)	31,685	(32,236)
Prepaid expenses and other assets	(7,175)	(10,411)	(6,660)
Accounts payable and other accrued liabilities	(7,664)	10,703	(4,192)
Accrued compensation and employee benefits	373	6,877	4,129
Deferred revenues	(84,202)	216,546	(35,693)
Long-term portion of lease liabilities	(4,340)	(3,761)	(1,800)
Other non-current liabilities	1,216	1,300	3,749
Net cash (used in) provided by operating activities	(233,251)	169,875	(144,402)
Investing Activities:
Purchases of marketable securities	(338,159)	(570,779)	(443,711)
Maturities of marketable securities	602,885	314,570	404,847
Sales of marketable securities	6,870	—	—
Purchases of property and equipment	(23,278)	(14,714)	(20,675)
Purchase of additional Sangamo France shares	(119)	(704)	(262)
Net cash provided by (used in) investing activities	248,199	(271,627)	(59,801)
Financing Activities:
Proceeds from at-the-market offering, net of offering expenses	27,099	—	—
Proceeds from public offering of common stock, net of issuance costs	—	—	136,308
Proceeds from issuance of common stock in connection with the Biogen collaboration agreement, net of issuance costs	—	142,526	—
Taxes paid related to net share settlement of equity awards	(3,258)	(765)	(422)
Proceeds from issuance of common stock under employee stock purchase plan	3,369	2,015	2,044
Proceeds from exercise of stock options and restricted stock units	5,648	9,324	4,099
Net cash provided by financing activities	32,858	153,100	142,029
Effect of exchange rate changes on cash and cash equivalents, and restricted cash	(263)	(447)	184
Net increase (decrease) in cash, cash equivalents, and restricted cash	47,543	50,901	(61,990)
Cash, cash equivalents, and restricted cash, beginning of period	132,829	81,928	143,918
Cash, cash equivalents, and restricted cash, end of period	$180,372	$132,829	$81,928
Supplemental cash flow disclosures:
Property and equipment included in unpaid liabilities	$1,535	$4,569	$2,114
Buy-out of non-controlling interest	$943	$—	$—
Right-of-use assets obtained in exchange for lease obligations	$10,418	$1,333	$31,291
See accompanying Notes to Consolidated Financial Statements

SANGAMO THERAPEUTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1 – ORGANIZATION, BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Organization and Description of Business
Sangamo Therapeutics, Inc. (“Sangamo” or “the Company”) was incorporated in the State of Delaware in June 1995 and changed its name from Sangamo Biosciences, Inc. in January 2017. Sangamo is a clinical-stage genomic medicine company committed to translating ground-breaking science into medicines that transform the lives of patients with serious diseases.
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
Liquidity and Management’s Plan
Sangamo is currently working on a number of long-term development projects that involve experimental technologies. The projects may require several years and substantial expenditures to complete and ultimately may be unsuccessful. The Company plans to finance operations with available cash resources, collaborations and strategic partnerships funds, research grants and from the issuance of equity or debt securities. Sangamo believes that its available cash, cash equivalents, and marketable securities as of December 31, 2021, and expected future milestones and research services revenue from collaborations, strategic partnerships and research grants, will be adequate to fund its currently planned operations through at least the next 12 months from the date these Consolidated Financial Statements are issued. Sangamo will require substantial additional financial resources to complete the development and commercialization of its product candidates. Additional capital may not be available on terms acceptable to the Company, if at all. If adequate funds are not available, or if the terms of potential funding sources are unfavorable, the Company’s business and ability to develop its technology and therapeutic products would be harmed. Furthermore, any sales of additional equity securities may result in dilution to the Company’s stockholders, and any debt financing may include covenants that restrict the Company’s business.
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
During the year ended December 31, 2021, the Company recorded adjustments to revenue related to changes in estimates in connection with the collaboration agreement with Sanofi S.A. (“Sanofi”). These changes in estimates were driven by a change in project scope and related project costs in September 2021 and subsequent notification of termination of the collaboration agreement, effective June 28, 2022, which resulted in changes to the measure of proportional cumulative performance. These adjustments decreased revenue by $1.6 million, increased net loss by $1.6 million and increased the Company’s basic and diluted net loss per share by $0.01 for the year ended December 31, 2021.
During the year ended December 31, 2020, the Company recorded adjustments to revenue related to changes in estimates in connection with the collaboration agreements with Sanofi and Pfizer Inc. (“Pfizer”). These changes in estimates were driven by changes in project scope and related project costs which resulted in changes to the measure of proportional cumulative performance. These adjustments increased revenue by $8.9 million, decreased net loss by $8.9 million and decreased the Company’s basic and diluted net loss per share by $0.06 for the year ended December 31, 2020.

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

Revenues from major collaboration agreements and research activity grants as a percentage of total revenues were as follows:

	Year Ended December 31,
	2021	2020	2019
Biogen MA, Inc.	38%	24%	—
Novartis Institutes for BioMedical Research, Inc.	34%	4%	—
Kite Pharma, Inc.	23%	24%	34%
Sanofi S.A.	3%	5%	22%
Pfizer Inc.	—%	40%	40%
Funds received from the Company’s collaboration partners are generally not refundable and are recorded as revenue as the Company fulfills its performance obligations, which are satisfied over time (i.e., stand‑ready obligations) or by using the input method (i.e., cumulative actual costs incurred relative to total estimated costs). Revenue is also recognized when the Company has incurred qualified research and development costs that are reimbursable from its collaboration partners and when there is reasonable assurance that such costs will be reimbursed. Any payments received from a collaboration partner in advance of the completion of the relevant performance obligation are recorded as deferred revenue.
Accounts Receivable
Accounts receivable consists of amounts billed to the Company’s collaboration partners for cost reimbursements for research services. Receivables from collaborations are typically unsecured and are concentrated in the biopharmaceutical industry. Accordingly, the Company may be exposed to credit risk generally associated with biopharmaceutical companies or specific to its collaboration agreements. The Company records trade receivables net of allowances for credit losses. The Company applies an aging method to estimate credit losses and considers its historical loss information, adjusted to account for current conditions, and reasonable and supportable forecasts of future economic conditions affecting its customers. As of December 31, 2021, the Company had not incurred any losses related to these receivables. As of December 31, 2021 and 2020, the percentage of accounts receivable by collaboration partners who individually accounted for 10% or more of accounts receivable were as follows:

	As of December 31,
	2021	2020
Biogen MA, Inc.	46%	52%
Novartis Institutes for BioMedical Research, Inc.	32%	21%
Sanofi S.A.	11%	19%
Goodwill and Intangible Assets
Goodwill represents the excess of consideration transferred over the fair values of assets acquired and liabilities assumed in a business combination. Intangible assets with indefinite useful lives are related to purchased in-process research and development (“IPR&D”) projects and are measured at their respective fair values as of the acquisition date. Goodwill and intangible assets with indefinite useful lives are not amortized. Intangible assets related to IPR&D projects are considered to be indefinite-lived until the completion or abandonment of the associated research and development efforts. If and when development is complete, which generally occurs if and when regulatory approval to market a product is obtained, the associated assets would be deemed finite-lived and would then be amortized based on their respective estimated useful lives at that point in time. The Company tests goodwill and indefinite-lived intangible assets for impairment on an annual basis and between annual tests if the Company becomes aware of any events occurring or changes in circumstances that would indicate the fair values of the assets are below their respective carrying amounts. As of December 31, 2021, no impairment of goodwill or indefinite-lived intangible assets was identified.
Valuation of Long-lived Assets
Long-lived assets, including property and equipment and finite-lived intangible assets, are reviewed for impairment whenever facts or circumstances either internally or externally may suggest that the carrying value of an asset may not be recoverable. Recoverability of these assets is measured by comparison of the carrying amount of each asset to the future undiscounted cash flows expected to result from the use of the asset and its eventual disposition. If the asset is considered to be impaired, the amount of any impairment is measured as the difference between the carrying value and the fair value of the impaired asset. As of December 31, 2021, no impairment of long-lived assets was identified.

Fair Value Measurements
The carrying amounts for financial instruments consisting of cash and cash equivalents, accounts receivable, accounts payable and other accrued liabilities approximate fair value due to their short-term maturities. Marketable securities are stated at their estimated fair values. The free shares asset is measured using a binomial-lattice pricing model and is reviewed each reporting period and adjusted as needed to approximate fair value.
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
A reconciliation of cash, cash equivalents, and restricted cash reported within the accompanying Consolidated Balance Sheets to the amounts reported within the accompanying Consolidated Statements of Cash Flows is as follows (in thousands):

	As of December 31,
	2021	2020	2019
Cash and cash equivalents	$178,872	$131,329	$80,428
Non-current restricted cash	1,500	1,500	1,500
Cash, cash equivalents, and restricted cash as reported within the Consolidated Statements of Cash Flows	$180,372	$132,829	$81,928
Marketable Securities
Sangamo classifies its marketable securities as available-for-sale and records its investments at estimated fair value based on quoted market prices or observable market inputs of almost identical assets, with the unrealized holding gains and losses included in accumulated other comprehensive income (loss) (“AOCI”). The Company classifies those investments that are not required for use in current operations and that mature in more than 12 months as non-current marketable securities in the accompanying Consolidated Balance Sheets.
The Company’s investments are subject to a periodic impairment review. The Company considers various factors in determining whether to recognize an impairment charge, including the length of time and extent to which the fair value has been less than the Company’s cost basis, the financial condition and near-term prospects of the investee and the Company’s intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in the market value. Realized gains and losses on marketable securities are included in interest and other income, net, which are determined using the specific identification method. Credit losses related to the marketable securities are recorded in interest and other income (expense), net in the Consolidated Statements of Operations through an allowance for credit losses rather than as a reduction in the amortized cost basis of the securities.
Concentrations of Credit Risk and Other Risks
Cash, cash equivalents, and marketable securities consist of financial instruments that potentially subject the Company to a concentration of credit risk to the extent of the fair value recorded in the Consolidated Balance Sheets. The Company invests cash that is not required for immediate operating needs primarily in highly liquid instruments that bear minimal risk. The Company has established policies relating to the quality, diversification, and maturities of securities to enable the Company to manage its credit risk. The Company is exposed to credit risk in the event of a default by the financial institutions or issuers of investments holding its cash, cash equivalents, and investments to the extent recorded on the Consolidated Balance Sheets.
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
To estimate the fair value of an award, the Company uses the Black-Scholes option pricing model. This model requires inputs such as expected life, expected volatility, expected dividends and risk-free interest rate. These inputs are subjective and generally require significant analysis and judgment to develop. While estimates of expected life and volatility are derived primarily from the Company’s historical data, the risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant commensurate with the expected life assumption. The Company accounts for forfeitures in the period they occur.
Income Taxes
Income tax expense has been calculated using the liability method. Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities as measured by the enacted tax rates that will be in effect when these differences reverse. The Company provides a valuation allowance against net deferred tax assets if, based upon the available evidence, it is not more likely than not that the deferred tax assets will be realized.
The Company recognizes a tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the Company’s Consolidated Financial Statements from such positions are measured based on the largest benefit that has a greater than 50% likelihood of being realized. The Company recognizes interest and penalties associated with tax matters as part of the income tax provision and includes accrued interest and penalties with the related income tax liability within other accrued liabilities on its Consolidated Balance Sheets. The Company evaluates uncertain tax positions on a regular basis and makes adjustments to these accruals when facts and circumstances change, such as the closing of a tax audit or the refinement of an estimate.
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
The total number of shares subject to stock options and RSUs outstanding and the ESPP shares reserved for issuance, which are all anti-dilutive, were excluded from consideration in the calculation of diluted net loss per share attributable to Sangamo Therapeutics, Inc. stockholders. Stock options and RSUs outstanding and ESPP shares reserved for issuance as of December 31, 2021, 2020 and 2019 were 15,159,908, 14,237,871, and 10,750,550, respectively.
Segments
The Company operates in one segment. Management uses one measure of profitability and does not segregate its business for internal reporting. As of December 31, 2021 and 2020, majority of the Company’s assets were maintained in the United States. For the years ended December 31, 2021, 2020 and 2019, all of the Company’s revenues and majority of the operating expenses were generated and incurred in the United States.
Recent Accounting Pronouncements
None.
NOTE 2 – FAIR VALUE MEASUREMENTS
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

The fair value measurements of the Company’s cash equivalents, marketable securities, and the free shares asset are identified at the following levels within the fair value hierarchy (in thousands):

	December 31, 2021
	Fair Value Measurements
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents:
Money market funds	$119,919	$119,919	$—	$—
Total	119,919	119,919	—	—
Marketable securities:
U.S. government-sponsored entity debt securities	30,614	—	30,614	—
Commercial paper securities	105,757	—	105,757	—
Corporate debt securities	33,682	—	33,682	—
Certificates of deposit	45,091	—	45,091	—
Asset-backed securities	70,701	—	70,701	—
Total	285,845	—	285,845	—
Total cash equivalents and marketable securities	$405,764	$119,919	$285,845	$—

	December 31, 2020
	Fair Value Measurements
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents:
Money market funds	$53,165	$53,165	$—	$—
Total	53,165	53,165	—	—
Marketable securities:
U.S. government-sponsored entity debt securities	257,298	—	257,298	—
Commercial paper securities	213,533	—	213,533	—
Corporate debt securities	59,574	—	59,574	—
Certificates of deposits	12,311	—	12,311	—
Asset-backed securities	17,908	—	17,908	—
Total	560,624	—	560,624	—
Total cash equivalents and marketable securities	$613,789	$53,165	$560,624	$—

Free shares asset	$70	$—	$—	$70
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
Free Shares Asset
As a result of the July 20, 2018 Share Purchase Agreement (“Sangamo France SPA”) to acquire Sangamo France (see Note 5 — Acquisition of Sangamo France), the Company entered into arrangements with the holders of approximately 477,000

“free shares” of Sangamo France pursuant to which the Company had the right to purchase such shares from the holders (a call option) and such holders had the right to sell to the Company such shares from time to time through mid‑2021 (a put option). As of December 31, 2021, the Company had purchased all of the 477,000 free shares for an aggregate cash payment of approximately $1.1 million, upon exercise of the put options. As of December 31, 2021, there were no free shares outstanding subject to purchase by the Company. The fair value of the free shares’ asset was $0.1 million at December 31, 2020.

Free Shares valuation assumptions:	December 31, 2020
Sangamo stock price (USD)	$15.61
Sangamo France stock price (EUR)	€3.85
EUR/ USD exchange rate	0.82
Estimated correlation between Sangamo and Sangamo France stock prices	100.0%
Sangamo stock price (USD) volatility estimate	88.9%
Sangamo France stock price (EUR) volatility estimate	88.9%
EUR/ USD exchange rate volatility estimate	6.3%
Risk free rate and cost of debt by expected exercise date	Varies

NOTE 3 – CASH EQUIVALENTS AND MARKETABLE SECURITIES
The table below summarizes the Company’s cash equivalents and marketable securities (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
December 31, 2021
Assets
Cash equivalents:
Money market funds	$119,919	$—	$—	$119,919
Total	119,919	—	—	119,919
Marketable securities:
U.S. government-sponsored entity debt securities	30,700	1	(87)	30,614
Commercial paper securities	105,792	7	(42)	105,757
Corporate debt securities	33,723	1	(42)	33,682
Certificates of deposit	45,116	1	(26)	45,091
Asset-backed securities	70,807	1	(107)	70,701
Total	286,138	11	(304)	285,845
Total cash equivalents and marketable securities	$406,057	$11	$(304)	$405,764

December 31, 2020
Assets
Cash equivalents:
Money market funds	$53,165	$—	$—	$53,165
Total	53,165	—	—	53,165
Marketable securities:
U.S. government-sponsored entity debt securities	257,284	19	(5)	257,298
Commercial paper securities	213,500	41	(8)	213,533
Corporate debt securities	59,575	16	(17)	59,574
Certificates of deposit	12,311	—	—	12,311
Asset-backed securities	17,905	10	(7)	17,908
Total	560,575	86	(37)	560,624
Total cash equivalents and marketable securities	$613,740	$86	$(37)	$613,789
The fair value of marketable securities by contractual maturity were as follows (in thousands):

	December 31,
	2021	2020
Maturing in one year or less	$197,676	$510,094
Maturing after one year through five years	88,169	50,530
Total	$285,845	$560,624
Realized gains and losses on the sales of investments were insignificant during the years ended December 31, 2021, 2020 and 2019.
The Company manages credit risk associated with its investment portfolio through its investment policy, which limits purchases to high-quality issuers and also limits the amount of its portfolio that can be invested in a single issuer. The Company did not record an allowance for credit losses or other impairment charges related to its marketable securities for the years ended December 31, 2021, 2020, or 2019.
The Company had unrealized losses related to its marketable securities for the years ended December 31, 2021, 2020 and 2019. The Company had no material unrealized losses, individually and in the aggregate, for marketable securities that are in a continuous unrealized loss position for greater than 12 months as of December 31, 2021 and 2020. Based on the scheduled maturities of its investments, the Company determined that it was more likely than not that it will hold these investments for a period of time sufficient for a recovery of its cost basis. Total unrealized gains for securities with net gains in AOCI were not material for fiscal 2021. These unrealized losses were not attributed to credit risk and were associated with changes in market conditions. The Company periodically reviews its marketable securities for indications of credit losses. The Company considers factors such as the duration, the magnitude and the reason for the decline in value, the potential recovery period, creditworthiness of the issuers of the securities and its intent to sell. For marketable securities, it also considers whether (i) it is more likely than not that the Company will be required to sell the debt securities before recovery of their amortized cost basis, and (ii) the amortized cost basis cannot be recovered as a result of credit losses. No significant facts or circumstances have arisen to indicate that there has been any significant deterioration in the creditworthiness of the issuers of the securities held by the Company. Based on the Company’s review of these securities, including the assessment of the duration and severity of the unrealized losses and the Company’s ability and intent to hold the investments until maturity, the Company determined that no allowance for credit losses related to its marketable securities was required at either December 31, 2021 or 2020.
NOTE 4 – MAJOR CUSTOMERS, PARTNERSHIPS AND STRATEGIC ALLIANCES
Novartis Institutes for BioMedical Research, Inc.
On July 27, 2020, the Company entered into a collaboration and license agreement with Novartis Institutes for BioMedical Research, Inc. (“Novartis”) for the research, development and commercialization of gene regulation therapies to treat three neurodevelopmental disorders. Under the agreement, which was effective upon execution, the Company granted Novartis an exclusive, royalty bearing and worldwide license, under its relevant patents and know-how, to develop, manufacture and commercialize certain of its zinc finger protein (“ZFP”) transcription factors (“ZFP-TFs”) targeted to three undisclosed genes that are associated with certain neurodevelopmental disorders, including autism spectrum disorder and intellectual disability. The Company is performing early research activities over the collaboration period for each gene target and manufacture the ZPF-TFs required for such research, costs of which is funded by Novartis. Novartis is responsible for additional research activities, IND-enabling studies, clinical development, regulatory approvals, manufacturing of preclinical, clinical and approved products, and global commercialization. Subject to certain exceptions set forth in the agreement, the Company is prohibited from developing, manufacturing or commercializing any therapeutic product targeting any of the three genes that are the subject of the collaboration. Novartis also has the option to license certain of the Company’s proprietary adeno-associated viruses (“AAVs”) for the sole purpose of developing, manufacturing and commercializing licensed products arising from the collaboration.
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
The Company assessed the agreement with Novartis in accordance with ASC Topic 606 and concluded that Novartis is a customer. The Company has identified a single performance obligation within this arrangement as a license to the technology and ongoing research services. The Company concluded that the license is not discrete as it does not have stand-alone value to Novartis apart from the research services to be performed pursuant to the agreement. As a result, the Company recognizes revenue from the upfront payment based on proportional performance of the ongoing research services through the estimated research period. The estimation of progress towards the satisfaction of performance obligation and project cost is reviewed quarterly and adjusted, as needed, to reflect the Company’s current assumptions regarding the timing of its performance obligation. As of December 31, 2021 and 2020, the Company had a receivable of $1.9 million and $1.1 million, respectively, and deferred revenue of $40.9 million and $70.9 million, respectively, related to this agreement.

Revenues recognized under the agreement were as follows (in thousands):

	Year Ended December 31,
	2021	2020	2019
Revenue related to Novartis agreement:
Recognition of upfront license fee	$29,945	$4,143	$—
Research services	7,999	1,109	—
Total	$37,944	$5,252	$—
The Company paid $1.5 million for financial advisory fees during the year ended December 31, 2020, equal to 2% of $75.0 million received for the upfront license fee related to the collaboration and license agreement with Novartis. The Company recognized $1.5 million as a contract asset as such amount represents a cost of obtaining the agreement. This balance is amortized and included in general and administrative expenses on a systematic basis consistent with the transfer of the services to Novartis in accordance with ASC Topic 340, Other Assets and Deferred Costs (“ASC Topic 340”). The Company amortized $0.6 million and $0.1 million during the years ended December 31, 2021 and 2020, respectively.
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
Under the collaboration agreement, Biogen paid the Company an upfront license fee of $125.0 million in May 2020. The Company is also eligible to receive research, development, regulatory and commercial milestone payments that could total up to approximately $2.4 billion if Biogen selects all of the targets allowed under the agreement and all the specified milestones set forth in the agreement are achieved, which includes up to $925.0 million in pre-approval milestone payments and up to $1.5 billion in first commercial sale and other sales-based milestone payments. In addition, the Company is eligible to receive tiered high single-digit to sub-teen royalties on potential net commercial sales of licensed products arising from the collaboration. These royalty payments are subject to reduction due to patent expiration, entry of biosimilar products to the market and payments made under certain licenses for third-party intellectual property.
Under the collaboration agreement, the Company granted to Biogen an exclusive, royalty bearing and worldwide license, under its relevant patents and know-how, to develop, manufacture and commercialize certain ZFP and/or AAV-based products directed to up to twelve neurological disease gene targets selected by Biogen. Biogen has already selected four of these: ST-501 to treat tauopathies, ST-502 to treat synucleinopathies including Parkinson’s disease, a third product candidate targeting DM1, a neuromuscular disease, and a fourth undisclosed neurological disease gene target. Biogen has exclusive rights to nominate up to eight additional targets over a target selection period of five years. For each gene target selected by Biogen, the Company performs early research activities, costs of which are shared by the companies, aimed at the development of the combination of proprietary central nervous system delivery vectors and ZFP-TFs (or potential other ZFP products) targeting therapeutically relevant genes. Biogen has assumed responsibility and costs for the IND‑enabling studies, clinical development, related regulatory interactions, and global commercialization. The Company is responsible for manufacturing activities for the initial clinical trials for the first three products of the collaboration and plans to leverage its in-house manufacturing capacity, where appropriate, which is currently in development. Biogen is responsible for manufacturing activities beyond the first clinical trial for each of the first three products. The Company’s research activities for any targets will be performed over the period not to exceed seven years from the effective date of the agreement (i.e., through April 2027). Subject to certain exceptions set forth in the collaboration agreement, the Company is prohibited from developing, manufacturing or commercializing any therapeutic product directed to the targets selected by Biogen.
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
The Company has identified a single performance obligation within the Biogen collaboration agreement, which is a stand-ready obligation consisting of a series of distinct days of research services, during which Biogen obtains access to the Company’s license and research resources. Revenue from the upfront license fee relates to access to the license and Company’s obligation to stand-ready to perform such research services corresponding to the targets selected by Biogen. As a result of this obligation to perform research services when and if requested throughout the duration of the contract, the upfront license fee and the excess consideration from the stock purchase will be recognized over time on a straight-line basis consistent with the resources expected to be dedicated to providing the research services through April 2027, the estimated period of the obligation. The estimated period of performance is reviewed quarterly and adjusted, as needed, to reflect the Company’s current assumptions regarding the timing of its deliverable. Revenue from the reimbursement by Biogen of shared costs of early research activities performed by Sangamo is recognized as the research services are performed. As of December 31, 2021 and 2020, the Company had a receivable of $2.8 million and $2.7 million, respectively, and deferred revenue of $154.0 million and $183.2 million, respectively, related to this agreement.
Revenues recognized under the agreement were as follows (in thousands):

	Year Ended December 31,
	2021	2020	2019
Revenue related to Biogen agreement:
Recognition of license and stand-ready fee	$29,224	$21,356	$—
Research services	13,076	6,545	—
Total	$42,300	$27,901	$—
The Company paid $7.0 million for financial advisory fees during the year ended December 31, 2020, equal to 2% of $225.0 million received for the sale of shares and 2% of $125.0 million received for the upfront fee. The fees incurred related to both the collaboration agreement with Biogen and to the stock purchase agreement for the sale of shares. The Company believes that the allocation of fees on a relative fair value basis between the two agreements is reasonable. The Company recognized $4.1 million, which represents 2% of the transaction price of $204.6 million, as a contract asset. This balance is amortized and included in general and administrative expenses on a systematic basis consistent with the transfer of the services to Biogen in accordance with ASC Topic 340. The Company amortized $0.6 million and $0.4 million during the years ended

December 31, 2021 and 2020, respectively. The Company recognized $2.9 million, which represented 2% of the $145.4 million estimated fair value of the equity issued, as a share issuance cost and recorded this amount in equity as a reduction in net proceeds.
Kite Pharma, Inc.
In February 2018, the Company entered into a global collaboration and license agreement with Kite Pharma, Inc. (“Kite”), a Gilead Sciences, Inc. company, which became effective in April 2018, and was amended and restated in September 2019, for the research, development, and commercialization of potential engineered cell therapies for cancer. In this collaboration, Sangamo is working together with Kite on a research program under which the companies are designing zinc finger nucleases (“ZFNs”) and viral vectors to disrupt and insert certain genes in T cells and natural killer cells (“NK-cells”) including the insertion of genes that encode chimeric antigen receptors (“CARs”), T cell receptors (“TCRs”), and NK-cell receptors (“NKRs”) directed to mutually agreed targets. Kite is responsible for all clinical development, manufacturing and commercialization of any resulting products.
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
Following the effective date, the Company received a $150.0 million upfront payment from Kite. In addition, Kite also reimburses the Company’s direct costs to conduct the joint research program. Sangamo is also eligible to receive contingent development- and sales-based milestone payments that could total up to $3.0 billion if all of the specified milestones set forth in this agreement are achieved. Of this amount, approximately $1.3 billion relates to the achievement of specified research, clinical development, regulatory and first commercial sale milestones, and approximately $1.8 billion relates to the achievement of specified sales-based milestones if annual worldwide net sales of licensed products reach specified levels. Each development- and sales-based milestone payment is payable (i) only once for each licensed product, regardless of the number of times that the associated milestone event is achieved by such licensed product and, (ii) only for the first 10 times that the associated milestone event is achieved regardless of the number of licensed products that may achieve such milestone event. In addition, the Company is entitled to receive escalating, tiered royalty payments with a percentage in the single digits based on future annual worldwide net sales of licensed products. These royalty payments are subject to reduction due to patent expiration, entry of biosimilar products to the market and payments made under certain licenses for third-party intellectual property.
The initial research term in the agreement is six years. Kite has an option to extend the research term for up to two additional one-year periods for a separate upfront fee of $10.0 million per year. All contingent payments under the agreement, when earned, will be non-refundable and non-creditable. In connection with the amendment and restatement of the agreement in September 2019, the Company entered into a new research plan with Kite, with estimated reimbursable service cost of approximately $3.4 million, which is included in the total transaction price. The Company concluded the total transaction price under this agreement is $189.3 million and includes the upfront license fee of $150.0 million and $39.3 million estimated reimbursable service costs for identified research projects over the estimated performance period. Further, the Company concluded the estimated fees for the presumed exercise of the research term extension options and all milestone amounts are fully constrained. As part of its evaluation of the constraint, the Company considered numerous factors, including the fact that achievement of the milestones at this time is uncertain and contingent upon future events which are uncertain at this time. The Company will re-evaluate the transaction price including the estimated variable consideration included in the transaction price and all constrained amounts in each reporting period and as uncertain events are resolved or other changes in circumstances occur. None of the development and sales-based milestone payments have been included in the transaction price.
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

The Company has identified the primary performance obligations within the Kite agreement as: (1) a license to the technology along with the stand-ready obligation to perform research services, and (2) the ongoing research services. Revenue from the upfront license fee relates to access to the license and Company’s obligation to stand-ready to perform such research services as additional targets are selected by Kite. As a result of this obligation to perform research services when and if requested throughout the duration of the contract, the fee for the license and the stand-ready obligation will be recognized over time on a straight-line basis through April 2024, the estimated period of the stand-ready obligation. Revenue from the reimbursable costs related to the integrated service deliverable is recognized as the research services are performed. Related costs and expenses under these arrangements have historically approximated the revenues recognized. The estimated period of performance and project cost is reviewed quarterly and adjusted, as needed, to reflect the Company’s current assumptions regarding the timing of its deliverables. As of December 31, 2021, and 2020 the Company had a receivable of $0.1 million and $0.4 million, respectively, and deferred revenue of $56.5 million and $81.4 million, respectively, related to this agreement.
Revenues recognized under the agreement were as follows (in thousands):

	Year Ended December 31,
	2021	2020	2019
Revenue related to Kite agreement:
Recognition of license and stand-ready fee	$24,977	$25,046	$24,977
Research services	476	3,562	9,373
Total	$25,453	$28,608	$34,350
Pfizer Inc.
Giroctocogene Fitelparvovec Global Collaboration and License Agreement
In May 2017, the Company entered into an exclusive global collaboration and license agreement with Pfizer, pursuant to which it established a collaboration for the research, development, and commercialization of giroctocogene fitelparvovec, its gene therapy product candidate for hemophilia A, and closely related products.
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
The Company has identified the performance obligations within the agreement as a license to the technology and ongoing research services. The Company concluded that the license is not discrete as it does not have stand-alone value to Pfizer apart from the research services to be performed by the Company pursuant to the agreement. As a result, the Company recognized revenue from the upfront payment based on proportional performance of the ongoing research services through 2020, the period the Company performed research services. The estimation of progress towards the satisfaction of its performance obligation and project cost was reviewed quarterly and adjusted, as needed, to reflect the Company’s assumptions regarding the timing of its deliverables. In December 2020, the Company satisfied the deliverables and research services responsibilities within the arrangement. As a result, the Company recognized the remaining deferred revenue from the upfront payment in December 2020 and no revenue has been recognized during the year ended December 31, 2021.
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
Revenues recognized under the agreement were as follows (in thousands):

	Year Ended December 31,
	2021	2020	2019
Revenue related to Pfizer giroctocogene fitelparvovec agreement:
Recognition of upfront fee and research services	$—	$3,111	$15,697
Milestone achievement	—	31,338	23,662
Total	$—	$34,449	$39,359

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
The Company received a $12.0 million upfront payment from Pfizer and is eligible to receive up to $60.0 million in development milestone payments from Pfizer contingent on the achievement of specified preclinical development, clinical development and first commercial sale milestones, and up to $90.0 million commercial milestone payments if annual worldwide net sales of the licensed products reach specified levels. In addition, Pfizer will pay the Company royalties based on an escalating tiered, mid to high single digit percentage of the annual worldwide net sales of the licensed products. These royalty payments are subject to reduction due to patent expiration, entry of biosimilar products to the market and payments made under certain licenses for third-party intellectual property. Each party will be responsible for the cost of its performance of the research program. Pfizer will be operationally and financially responsible for subsequent development, manufacturing and commercialization of the licensed products. To date, a milestone of $5.0 million has been achieved and paid, however no products have been approved and therefore no royalty fees have been earned under the C9ORF72 Pfizer agreement.
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
The Company has identified the performance obligations within this agreement as a license to the technology and ongoing research services. The Company concluded that the license is not discrete as it does not have stand-alone value to Pfizer apart from the services to be performed by the Company pursuant to the agreement. As a result, the Company recognized revenue from the upfront payment based on proportional performance of the ongoing research services through 2020, the period the Company performed research services. The estimation of progress towards the satisfaction of its performance obligation and project cost was reviewed quarterly and adjusted, as needed, to reflect the Company’s assumptions regarding the timing of its deliverables. The Company satisfied the deliverables and research services responsibilities within the arrangement in September 2020, and as a result, recognized the remaining deferred revenue from the upfront payment in September 2020.
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
Revenues recognized under the agreement were as follows (in thousands):

	Year Ended December 31,
	2021	2020	2019
Revenue related to Pfizer C9ORF72 agreement:
Recognition of upfront fee	$—	$7,985	$1,827
Milestone achievement	—	5,000	—
Total	$—	$12,985	$1,827
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
Sanofi S.A.
In January 2014, the Company entered into an exclusive worldwide collaboration and license agreement to develop therapeutics for hemoglobinopathies, focused on beta thalassemia and sickle cell disease (“SCD”). The agreement was originally signed with BIMA, who subsequently assigned it to Bioverativ Inc., which was later acquired by Sanofi. Under the agreement, the Company was originally jointly conducting two research programs: a beta thalassemia program, which was discontinued in the third quarter of 2021, and the SCD program, which resulted in the development of SAR445136, a ZF nuclease, gene-edited cell therapy product candidate for the treatment of SCD, which remains active.
In December 2021, Sanofi notified the Company of its termination for convenience, effective June 28, 2022 (the “Termination Date”), of the collaboration agreement. In its notice to the Company, Sanofi indicated that its termination relates to Sanofi’s change in strategic direction to focus on allogeneic universal genomic medicine approaches rather than autologous personalized cell therapies. As of the Termination Date, the collaboration agreement will be terminated in its entirety and following the Termination Date, the Company will not be entitled to receive any further milestone payments or royalties from Sanofi. As of the Termination Date, Sanofi will have no further obligations to develop or to fund the development of any collaboration research programs under the collaboration agreement.
In the SCD program, the Company and Sanofi were jointly responsible for research and development activities prior to filing of an IND, but Sanofi is now responsible for subsequent worldwide clinical development, manufacturing and commercialization of licensed products developed under the agreement. Subject to the terms of the agreement, the Company had granted Sanofi an exclusive, royalty-bearing license, with the right to grant sublicenses, to use certain ZFP and other technology controlled by the Company for the purpose of researching, developing, manufacturing and commercializing licensed products developed under the agreement. The Company had also granted Sanofi a non-exclusive worldwide, royalty-free fully paid license with the right to grant sublicenses, under the Company’s interest in certain other intellectual property developed pursuant to the agreement. During the term of the agreement, the Company is not permitted to research, develop, manufacture or commercialize, outside of the agreement, certain gene therapy products that target genes relevant to the licensed products.
Under the agreement, the Company received an upfront license fee of $20.0 million and was eligible to receive up to $115.8 million in payments upon the achievement of specified clinical development and regulatory milestones, as well as up to $160.5 million in payments upon the achievement of specified sales milestones. The total amount of potential regulatory, clinical development, and sales milestone payments, assuming the achievement of all specified milestones in the agreement, was up to $276.3 million. In addition, the Company was to receive royalty payments for each licensed product that are a tiered double-digit percentage of annual net sales of each product. Sanofi was to reimburse Sangamo for agreed upon costs incurred in connection with research and development activities conducted by Sangamo. To date, a $6.0 million milestone has been achieved related to ST-400 for beta thalassemia and another $7.5 million milestone has been achieved related to SCD, however no products have been approved and therefore no royalty fees have been earned under the Sanofi agreement.
All contingent payments under the agreement, when earned, were non-refundable and non-creditable. The transaction price of $96.3 million includes the upfront license fee of $20.0 million, two unconstrained milestones in the amount of $13.5 million and estimated research costs of $62.8 million for identified research projects over the estimated performance period, as all unachieved milestone amounts are fully constrained. As part of its evaluation of the constraint, the Company considered numerous factors, including the fact that achievement of the milestones at this time is uncertain and contingent upon future periods when the uncertainty related to the variable consideration is resolved. The Company will re-evaluate the transaction price, including the estimated variable consideration included in the transaction price and all constrained amounts, in each reporting period and as uncertain events are resolved or other changes in circumstances occur. None of the constrained clinical or regulatory milestones have been included in the transaction price.
The Company assessed the agreement with Sanofi in accordance with ASC Topic 606 and concluded that Sanofi is a customer. The Company has identified the performance obligations within this arrangement as a license to the technology and ongoing research services activities. The Company concluded that the license is not discrete as it does not have stand-alone value to Sanofi apart from the research services to be performed pursuant to the agreement. As a result, the Company recognizes revenue from the upfront payment based on proportional performance of the ongoing research services through June 28, 2022, the estimated period the Company will perform research services. The estimation of progress towards the satisfaction of performance obligation and project cost is reviewed quarterly and adjusted, as needed, to reflect the Company’s current assumptions regarding the timing of its deliverables. Related costs and expenses under these arrangements have historically approximated the revenues recognized. As of December 31, 2021 and 2020, the Company had a receivable of $0.6 million and $1.0 million, respectively, and deferred revenue of $1.1 million and $1.2 million, respectively, related to this agreement.
In August 2019, the Company achieved a $6.0 million milestone with Sanofi upon dosing of the third subject in the ST‑400 beta thalassemia Phase 1 clinical trial. The cumulative revenue recognized in connection with this milestone was approximately $5.9 million as of December 31, 2021 and included $0.1 million recognized during the year ended December 31, 2021.
In December 2019, the Company achieved a $7.5 million milestone with Sanofi upon dosing of the first subject in the SCD Phase 1 clinical trial. The cumulative revenue recognized in connection with this milestone was approximately $7.3 million as of December 31, 2021 and included $0.1 million recognized during the year ended December 31, 2021.
Revenues recognized under the agreement were as follows (in thousands):

	Year Ended December 31,
	2021	2020	2019
Revenue related to Sanofi agreement:
Recognition of upfront fee	$34	$298	$3,494
Research services	3,057	4,823	6,367
Milestone achievement	23	201	12,819
Total	$3,114	$5,322	$22,680
During the year ended December 31, 2021, the Company recorded adjustments to revenue related to changes in estimates in connection with the collaboration agreement with Sanofi. These changes in estimates were driven by a change in project scope and related project costs in September 2021 and subsequent notification of termination of the collaboration agreement which resulted in changes to the measure of proportional cumulative performance. These adjustments decreased revenue by $1.6 million, increased net loss by $1.6 million and increased the Company’s basic and diluted net loss per share by $0.01 for the year ended December 31, 2021.
During the year ended December 31, 2020, the Company recorded an adjustment to revenue related to a change in estimate in connection with the collaboration agreement with Sanofi. This adjustment was a direct result of the decision in March 2020 to increase the project scope and the corresponding costs, both of which resulted in a decrease in the measure of proportional cumulative performance. This adjustment decreased revenue by $2.2 million, increased net loss by $2.2 million and increased the Company’s basic net loss per share by $0.02 for the year ended December 31, 2020.

California Institute for Regenerative Medicine
In May 2018, the California Institute for Regenerative Medicine (“CIRM”) granted a Strategic Partnership Award for $8.0 million to fund the clinical studies of a potentially curative ZFP therapeutic for the treatment of beta thalassemia based on the application of Sangamo’s ZFN genome editing technology. The grant provided matching funds to support ST-400, a gene-edited cell therapy candidate for people with transfusion-dependent beta thalassemia. Under the terms of the CIRM grant, the Company was obligated to pay royalties and licensing fees based on a low single digit royalty percentage on net sales of CIRM-funded product candidates or CIRM-funded technology. The Company had the option to decline any and all amounts awarded by CIRM and as an alternative to revenue sharing, the Company had the option to convert the award to a loan, however no such election had been made as of December 31, 2020. The Company had received $5.2 million under the award as of December 31, 2020. The Company had recorded $6.4 million, including accrued interest of $1.2 million, as a loan related to this award in other non-current liabilities on the Consolidated Balance Sheet as of December 31, 2020.
As a result of the November 2021 decision to discontinue the development of ST‑400 in order to prioritize the development of other product candidates, the grant was terminated. In connection with the termination and discontinuation of the program, the Company elected not to convert the award to a loan and recognized the non-refundable award amount of $5.2 million as a reduction of research and development expenses, and $1.2 million of accrued interest on the award as interest and other income, net, on the Company’s Consolidated Statements of Operations for the year ended December 31, 2021. No amounts related to this award were included on the Consolidated Balance Sheet as of December 31, 2021.
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
Revenues recognized under the agreement with Sigma for the years ended December 31, 2021, 2020 and 2019, were $1.1 million, $0.5 million and $0.6 million, respectively.
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
The agreement with DAS provided that DAS has the right to enter into certain sublicenses with third parties to use ZFP products derived from Company’s ZFP technology (“Licensing Program”) and also provided for minimum annual payment obligations each year due to Sangamo every October, provided the Licensing Program is not terminated by DAS. Annual fees ranged from $0.3 million to $3.0 million and totaled $25.3 million over 11 years, with the last payment being in October 2020 in the amount of $3.0 million. The Company had identified the performance obligation within this arrangement as a license to the technology. In July 2021, DAS gave notice to the Company of termination of the Licensing Program, effective as of September 2021. However, Sangamo’s sublicense to DAS remains in effect, as does the DAS agreement itself. In the event of any termination of the agreement, all rights to use the Company’s ZFP technology will revert to Sangamo, and DAS will no longer be permitted to practice Sangamo’s ZFP technology or to develop or, except in limited circumstances, commercialize any products derived from the Company’s ZFP technology.
Revenues under the agreement with DAS were $0.2 million, $3.0 million, and $3.0 million during 2021, 2020 and 2019, respectively.
NOTE 5 – ACQUISITION OF SANGAMO FRANCE
In 2018, Sangamo entered into various agreements with the goal of eventually acquiring 100% of Sangamo France’s share capital, including arrangements with the holders of approximately 477,000 free shares of Sangamo France pursuant to which the Company had the right to purchase such shares from the holders (a call option), and such holders had the right to sell to the Company such shares from time to time through mid-2021 (a put option) (collectively the “Free Shares Options”). As of December 31, 2021, the Company acquired all of the 477,000 free shares, resulting in 100% ownership of Sangamo France.
On October 1, 2018 (the “Acquisition Date”), the fair value of the Free Shares Options was estimated to be a liability of $0.2 million. See Note 2 – Fair Value Measurement – Free Shares Asset for information regarding the valuation method. The fair value of the Free Shares Options varied based on changes in the Company’s stock price during the option period. The fair value of the Free Shares Options was estimated to be an asset of $0.1 million as of December 31, 2020.
The acquisition of Sangamo France was accounted for as a business combination in accordance with ASC Topic 805, Business Combinations, in exchange for total consideration of approximately $45.9 million at the Acquisition Date. The operating results of Sangamo France after the Acquisition Date have been included in the Company’s Consolidated Statements of Operations. There was no goodwill impairment during the years ended December 31, 2021, 2020 or 2019.
Non-controlling Interest
Prior to the acquisition of all the free shares, the fair value of the remaining non-controlling interest was determined based on the number of outstanding free shares comprising the non-controlling interest and the $2.99 acquisition price per share as of the Acquisition Date. The non-controlling interest was presented as a component of stockholders’ equity on the Company’s Consolidated Balance Sheet as of December 31, 2020. As of December 31, 2021, upon acquisition of 100% of ordinary shares of Sangamo France, the carrying amount of the non-controlling interest was recorded as additional paid‑in capital on the Company’s Consolidated Balance Sheet.
Non-controlling interest as of December 31, 2021 was as follows (in thousands):

Total
Balance at beginning of year	$(868)
Fair value of additional shares acquired	(64)
Loss attributable to non-controlling interest	(11)
Buy-out of non-controlling interest	$943
Balance at end of year	$—
NOTE 6 – OTHER BALANCE SHEET DETAILS
Property and Equipment, Net
Property and equipment, net consist of the following (in thousands):

	December 31,
	2021	2020
Laboratory equipment	$31,988	$24,737
Leasehold improvements	21,970	15,953
Furniture and fixtures	9,080	4,870
Manufacturing equipment	8,781	1,089
Construction in progress	4,729	12,091
	76,548	58,740
Less: accumulated depreciation and amortization	(25,025)	(17,416)
Property and equipment, net	$51,523	$41,324
Depreciation and amortization expense was $9.4 million in 2021, $5.7 million in 2020 and $3.9 million in 2019.

Intangible Assets
The changes in intangible assets were as follows (in thousands):

	December 31,
	2021	2020
Balance at beginning of year	$58,128	$53,156
Foreign currency translation adjustment	(4,368)	4,972
Balance at end of year	$53,760	$58,128
Goodwill
The changes in goodwill were as follows (in thousands):

	December 31,
	2021	2020
Balance at beginning of year	$42,798	$39,273
Foreign currency translation adjustment	(3,096)	3,525
Balance at end of year	$39,702	$42,798
Other Accrued Liabilities
Other accrued liabilities consist of the following (in thousands):

	December 31,
	2021	2020
Accrued research and development expenses	$4,878	$4,257
Operating lease liabilities – current	4,026	3,690
Accrued professional fees	869	1,532
Customer advance	—	5,000
Other	1,804	4,133
Total other accrued liabilities	$11,577	$18,612
NOTE 7 – COMMITMENTS AND CONTINGENCIES
Leases
Sangamo occupies approximately 87,700 square feet of office and research and development laboratory facilities in Brisbane, California pursuant to a lease that expires in May 2029. Sangamo also occupies approximately 59,485 square feet of research and office space, subject to a lease that expires in August 2031, and approximately 7,700 of office space, subject to a lease that expires in August 2026, in Richmond, California. In addition, the Company leases approximately 25,600 square feet of office and research and development space in Valbonne, France, subject to leases that expire beginning in June 2025 through January 2030.
In May 2020, the Company entered into an amendment to an existing lease to acquire approximately 8,500 square feet of additional research and office space in Richmond, California. The amended lease was effective October 1, 2020, and the Company recorded a lease liability and corresponding right-of-use asset of $1.3 million upon inception of this amended lease.
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

In October 2021, the Company entered into an agreement to extend the lease of its research and office space in Richmond, California by five years until August 2031. The Company also leased an additional 7,997 square feet of office space at the same location from November 2021 through August 2031. The amended lease was effective October 1, 2021, and the Company recorded an adjustment to the lease liability and the corresponding right-of-use asset of $9.1 million upon inception of this amended lease. Pursuant to the terms of the amended lease, the landlord agreed to reimburse the Company up to $2.6 million, related to a tenant improvement allowance.
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
The Company performed evaluations of its contracts and determined each of its identified leases are operating leases. Components of operating leases were as follows (in thousands):

	December 31,
	2021	2020
Operating lease cost	$10,839	$10,400
Variable lease cost	2,831	2,300
Total	$13,670	$12,700
Variable lease expenses were not included in the measurement of the Company’s operating ROU assets and lease liabilities. This variable expense consists primarily of the Company’s proportionate share of operating expenses, property taxes and insurance and is classified as lease expense, due to the Company’s election to not separate lease and non-lease components.
Cash paid for amounts included in the measurement of operating lease liabilities for the year ended December 31, 2021 was $6.9 million and was included in net cash used in operating activities in the Company’s Consolidated Statement of Cash Flows.
Rent expense related to lease agreements was $10.8 million, $10.4 million, and $7.9 million for the years ended December 31, 2021, 2020 and 2019, respectively. Future minimum payments under lease obligations at December 31, 2021 consist of the following (in thousands):

Total
2022	$6,605
2023	7,332
2024	7,486
2025	7,566
2026	7,543
Thereafter	23,310
Total lease payments	59,842
Less:
Imputed interest	(11,761)
Total	$48,081

Reported as of December 31, 2021:
Short-term portion of lease liabilities (included in other accrued liabilities on the Consolidated Balance Sheet)	$4,026
Long-term portion of lease liabilities	44,055
Total	$48,081
As of December 31, 2021, the weighted-average remaining lease term is 8.0 years and the weighted-average incremental borrowing rate used to determine the operating lease liability was 5.6% for the Company’s operating leases.

Contractual Commitments
The following table sets forth the non-cancelable material contractual commitments under manufacturing-related supplier arrangements as of December 31, 2021 (in thousands):

Party	Total commitments	Expiry date
Brammer Bio MA - a Thermo Fisher Scientific Inc. subsidiary	$3,727	December 2022
Lonza Netherlands, B.V.	7,267	December 2022
Total contractual commitments	$10,994
The Company also had $0.8 million of license obligations related to its intellectual property as of December 31, 2021.
Contingencies
Sangamo is not party to any material pending legal proceeding. From time to time, Sangamo may be involved in legal proceedings arising in the ordinary course of business.
NOTE 8 – STOCKHOLDERS’ EQUITY
Preferred Stock
The Company’s Certificate of Incorporation authorizes the Company to issue up to 5,000,000 shares of preferred stock, which may be issued at the discretion of the Company’s Board of Directors. As of December 31, 2021, no shares of the Company’s preferred stock have been issued or are outstanding.
Common Stock
In June 2020, the Company’s stockholders approved an amendment to the Company’s Certificate of Incorporation to increase the total number of shares of the Company’s common stock authorized for issuance from 160,000,000 shares to 320,000,000 shares. As of December 31, 2021, 145,921,530 shares of the Company’s common stock are outstanding.
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
At-the-Market Offering Agreement
In August 2020, the Company entered into an Open Market Sale Agreement℠ with Jefferies LLC (“Jefferies”) with respect to an at-the-market offering program under which the Company may offer and sell, from time to time at its sole discretion, shares of the Company’s common stock having an aggregate offering price of up to $150.0 million through Jefferies as the Company’s sales agent or principal. The Company is not obligated to sell any shares under the sales agreement. As of December 31, 2021, the Company sold 2,007,932 shares of its common stock for net proceeds of approximately $27.1 million. As of December 31, 2020, no shares had been sold under the sales agreement.
2018 Equity Incentive Plan
In May 2020, the Company’s stockholders approved an amendment and restatement of the 2018 Equity Incentive Plan (the “2018 Plan”), to, among other things, increase the aggregate number of shares of the Company’s common stock reserved for issuance under the 2018 Plan by 9,900,000 shares.
The exercise price of a stock option granted under the 2018 Plan may not be less than 100% of the fair market value of the Company’s common stock subject to the stock option on the date of grant, and the option term will not exceed 10 years. If the person to whom the stock option is granted is a 10% stockholder of the Company, and the stock option granted qualifies as an incentive stock option, then the exercise price per share will not be less than 110% of the fair market value of the Company’s common stock on the date of grant, and the option term will not exceed five years. Generally, stock options granted under the 2018 Plan vest over four years at a rate of 25% on the one-year anniversary of the date of grant and 1/48 per month thereafter and expire 10 years after the date of grant, or earlier upon termination of employment or services to the Company.

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
As of December 31, 2021, there were 7,799,855 shares of the Company’s common stock reserved for future awards under the Company’s 2018 Plan.
2020 Employee Stock Purchase Plan
In May 2021, the Company’s stockholders approved the Company’s 2020 Employee Stock Purchase Plan (“the ESPP”). The ESPP provides for a total of 5.0 million shares of common stock reserved for issuance thereunder. Eligible employees may purchase common stock at 85% of the lesser of the fair market value of the Company’s common stock on the first day of the applicable two-year offering period or the last day of the applicable six-month purchase period. As of December 31, 2021, there were 4,782,452 shares of the Company’s common stock reserved for future issuance under the ESPP.
Stock Option Activity
A summary of the Company’s stock option activity is as follows:

	Number of Shares	Weighted- Average Exercise per Share Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
			(in years)	(in thousands)
Options outstanding at December 31, 2020	11,478,698	$10.02
Options granted	3,619,775	$11.13
Options exercised	(725,058)	$7.79
Options canceled	(2,410,138)	$10.67
Options outstanding at December 31, 2021	11,963,277	$10.36	7.30	$4,603
Options exercisable at December 31, 2021	6,541,228	$10.51	6.14	$3,968
The intrinsic value of options exercised was $2.8 million, $5.4 million and $4.7 million during the years ended December 31, 2021, 2020 and 2019, respectively.
Restricted Stock Units
During the years ended December 31, 2021, 2020 and 2019, the Company awarded 2,140,785, 2,517,101, and 834,745 RSUs, respectively. The RSUs awarded in the years ended December 31, 2021, 2020 and 2019 had an average grant date fair value per award of $11.16, $8.06 and $9.49, respectively. These awards generally vest in a series of three successive equal annual installments. The aggregate fair value of RSUs vested during the years ended December 31, 2021, 2020 and 2019 was $9.0 million, $3.7 million and $2.0 million, respectively.
A summary of the Company’s RSU activity is as follows:

	Number of Shares	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
		(in years)	(in thousands)
RSUs outstanding at December 31, 2020	2,671,528
RSUs awarded	2,140,785
RSUs released	(985,350)
RSUs forfeited	(687,369)
RSUs outstanding at December 31, 2021	3,139,594	1.02	$23,547
RSUs that vested in the years ended December 31, 2021, 2020 and 2019 were net-share settled such that the Company withheld shares with value equivalent to the employees’ minimum statutory obligation for the applicable income and other employment taxes and remitted the cash to the appropriate taxing authorities. The total shares withheld were approximately 293,120, 90,617, and 39,160 for the years ended December 31, 2021, 2020 and 2019, respectively, and were based on the value of the RSUs on their respective issuance dates as determined by the Company’s closing stock price. Total payments for the employees’ tax obligations to taxing authorities were $3.3 million, $0.8 million and $0.4 million in the years ended December 31, 2021, 2020 and 2019, respectively and are reflected as a financing activity within the accompanying Consolidated Statements of Cash Flows. These net-share settlements had the effect of share repurchases by the Company as they reduced and retired the number of shares that would have otherwise been issued as a result of the vesting and did not represent an expense to the Company.
NOTE 9 – STOCK-BASED COMPENSATION
The following table shows total stock-based compensation expense recognized in the accompanying Consolidated Statements of Operations (in thousands):

	Year Ended December 31,
	2021	2020	2019
Research and development	$19,534	$13,523	$10,135
General and administrative	13,422	12,185	9,195
Total stock-based compensation expense	$32,956	$25,708	$19,330
As of December 31, 2021, total stock-based compensation expense to be recognized in future periods related to unvested stock options was $31.6 million, which is expected to be expensed over a weighted-average period of 2.59 years. As of December 31, 2021, total stock-based compensation expense to be recognized in future periods related to unvested RSUs was $21.8 million, which is expected to be expensed over a weighted-average period of 1.76 years. There was no capitalized stock-based employee compensation expense as of December 31, 2021, 2020 or 2019.
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
The weighted-average estimated fair value per share of options granted during the years ended December 31, 2021, 2020 and 2019 was $7.34, $5.25, and $6.37, respectively, based upon the assumptions used in the Black-Scholes valuation model. The assumptions used for estimating the fair value of the employee stock options were as follows:

Year Ended December 31,
	2021	2020	2019
Risk-free interest rate	0.95-1.22%	0.34-0.61%	1.68-2.25%
Expected term (in years)	5.46-5.52	5.51-5.57	5.50-5.62
Expected dividend yield of stock	—	—	—
Expected volatility	77.30-79.77%	77.61-80.32%	76.46-78.39%
Employees purchased 433,107, 274,382 and 249,364 shares of common stock through the ESPP at a weighted-average exercise price of $7.78, $7.34, and $8.53 per share during the years ended December 31, 2021, 2020 and 2019, respectively. The weighted-average estimated fair values of shares purchased under the Company’s ESPP during the years ended December 31, 2021, 2020 and 2019 were $4.48, $8.02 and $4.70, respectively, based upon the assumptions used in the Black-Scholes valuation model.

The assumptions used for estimating the fair value of the ESPP purchase rights are as follows:

Year Ended December 31,
	2021	2020	2019
Risk-free interest rate	0.01-2.80%	1.53-2.80%	1.53-2.42%
Expected term (in years)	0.01-2.0	0.5-2.0	0.5-2.0
Expected dividend yield of stock	—	—	—
Expected volatility	32.54-97.88%	51.02-91.96%	51.02-91.96%

NOTE 10 – EMPLOYEE BENEFIT PLAN
The Company sponsors a defined-contribution savings plan under Section 401(k) of the Internal Revenue Code covering all full-time employees (“Sangamo 401(k) Plan”). The Sangamo 401(k) Plan is intended to qualify under Section 401 of the Internal Revenue Code.
The Company matched employee contributions equal to 100% in 2021 and 50% for the first 8% in 2020 and 2019, up to a limit of $4,000 in 2021, 2020 and 2019. Matching funds are fully vested when contributed. Contributions to the Sangamo 401(k) Plan by the Company were $1.5 million, $1.2 million, and $0.9 million for the years ended December 31, 2021, 2020 and 2019, respectively.

NOTE 11 – INCOME TAXES
The domestic and foreign components of loss before income taxes were as follows (in thousands):

	Year Ended December 31,
	2021	2020	2019
Domestic	$(185,216)	$(126,624)	$(77,354)
Foreign	7,225	5,847	(18,065)
Loss before income taxes	$(177,991)	$(120,777)	$(95,419)
Income tax expense consisted of the following (in thousands):

	Year Ended December 31,
	2021	2020	2019
Income tax expense:
Current:
Federal	$—	$—	$—
State	—	133	—
Foreign	886	686	—
Subtotal	886	819	—
Deferred:
Federal	—	—	—
State	—	—	—
Foreign	(580)	(474)	—
Subtotal	(580)	(474)	—
Income tax expense	$306	$345	$—
The difference between the income tax expense and the amount computed by applying the federal statutory income tax rate to loss before income taxes is explained as follows (in thousands):

	Year Ended December 31,
	2021	2020	2019
Tax at federal statutory rate	$(37,372)	$(25,363)	$(20,038)
State taxes, net	(6,734)	(3,168)	(9,597)
Foreign rate differential	362	376	(665)
Global Intangible Low-taxed Income	637	1,335	—
Non-deductible stock-based compensation	2,770	4,232	2,817
Research credits	(5,230)	(3,657)	(3,429)
Change in valuation allowance	45,373	26,537	29,655
Other	500	53	1,257
Income tax expense	$306	$345	$—

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities are as follows (in thousands):

	December 31,
	2021	2020
Assets:
Deferred tax assets:
Net operating loss carryforwards	$159,740	$164,276
Research and development tax credit carryforwards	35,260	27,679
Stock-based compensation	6,691	5,321
Deferred revenue	61,114	20,681
Fixed assets	10,130	10,525
Lease liability	11,279	10,251
Accruals and reserves	1,119	430
Other	106	308
Total deferred tax asset	285,439	239,471
Valuation allowance	259,820	214,351
Deferred tax assets	25,619	25,120
Liabilities:
Intangible assets	(13,856)	(14,321)
Operating lease right-of-use assets	(17,348)	(17,510)
Deferred tax liabilities	(31,204)	(31,831)
Total net deferred tax liabilities	$(5,585)	$(6,711)
The deferred tax assets and liabilities based on tax jurisdictions are presented on the Consolidated Balance Sheets as follows (in thousands):

	December 31,
	2021	2020
Deferred tax assets (included in Other non-current assets on the Consolidated Balance Sheets)	$1,060	$474
Deferred tax liabilities	(6,645)	(7,185)
Net deferred tax liabilities	$(5,585)	$(6,711)
A valuation allowance is recorded when it is more likely than not that all or some portion of the deferred income tax assets will not be realized. The Company regularly assesses the need for a valuation allowance against its deferred income tax assets by considering both positive and negative evidence related to whether it is more likely than not that the Company’s deferred income tax assets will be realized. In evaluating the Company’s ability to recover its deferred income tax assets within the jurisdiction from which they arise, the Company considers all available positive and negative evidence, including scheduled reversals of deferred income tax liabilities, projected future taxable income, tax-planning strategies, and results of recent operations. Accordingly, based upon the Company’s analysis of these factors the net deferred tax assets have been substantially offset by a valuation allowance. The valuation allowance increased by $45.5 million, $26.6 million and $29.6 million for the years ended December 31, 2021, 2020 and 2019, respectively.
As of December 31, 2021, Sangamo had net operating loss carryforwards for federal and state income tax purposes of approximately $605.6 million and $253.9 million, respectively. The federal net operating loss generated before 2018 will begin to expire in 2022 and will keep expiring through 2037, if not utilized. Federal net operating loss generated from 2018 will carry forward indefinitely. If not utilized, the state net operating loss carryforwards will begin to expire in 2029, respectively. The Company’s French net operating loss carryforward balance is $144.1 million, which carries over indefinitely. The Company also has federal and state research tax credit carryforwards of $28.2 million and $22.1 million, respectively. The federal research credits will begin to expire in 2022, while the state research credits have no expiration date. Utilization of the Company’s net operating loss carryforwards and research tax credit carryforwards may be subject to substantial annual limitations due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. The annual limitation could result in the expiration of the net operating loss carryforwards and research tax credit carryforwards before utilization.

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
The Company files federal and state income tax returns with varying statutes of limitations. The tax years from 2002 forward remain open to examination due to the carryover of net operating losses or tax credits. The Company also files the United Kingdom and French income tax returns, and the tax years from 2008 and thereafter remain open in the United Kingdom, and the tax years 2018 and thereafter in France are still subject to examination.
The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. As of December 31, 2021, the Company had $0.1 million accrued interest and/or penalties. The unrecognized tax benefits may change during the next year for items that arise in the ordinary course of business. In the event that any unrecognized tax benefits are recognized, the amount that would impact the effective tax rate was $1.2 million, $0.6 million, and zero as of December 31, 2021, 2020 and 2019, respectively.
The following table summarizes the activity related to the Company’s unrecognized tax benefits (in thousands):

	December 31,
	2021	2020	2019
Beginning balance	$12,892	$11,630	$6,288
Additions based on tax positions related to the current year	2,454	2,834	5,393
Additions for tax positions of prior years	130	1,982	—
Reductions for tax positions of prior years	(414)	(3,554)	(51)
Ending balance	$15,062	$12,892	$11,630

NOTE 12 – RELATED PARTY TRANSACTION
The Company acquired 185,400 vested free shares from a former executive of Sangamo, pursuant to the exercise of the Free Shares Options for approximately $0.4 million of cash during the year December 31, 2020. There were no material related party transactions during the year ended December 31, 2021.

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
Under the supervision of our principal executive officer and acting principal financial officer, we evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15€ and 15d-15(e) of the Exchange Act) as of December 31, 2021. Based on that evaluation, as of December 31, 2021, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level.
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
Management’s Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining an adequate internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) for our company. Our management, including our principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework set forth in the “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on an evaluation under that framework, our management concluded that our internal control over financial reporting was effective at the reasonable assurance level as of December 31, 2021.
The effectiveness of our internal control over financial reporting as of December 31, 2021 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report, which is included herein.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended December 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Sangamo Therapeutics, Inc.

Opinion on Internal Control over Financial Reporting
We have audited Sangamo Therapeutics, Inc.’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Sangamo Therapeutics, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the 2021 consolidated financial statements of the Company and our report dated February 24, 2022 expressed an unqualified opinion thereon.
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

/s/ ERNST & YOUNG LLP
Redwood City, California
February 24, 2022

ITEM 9B – OTHER INFORMATION
None.

ITEM 9C – DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
None.
PART III
Certain information required by Part III is omitted from this Report on Form 10-K because we intend to file our definitive Proxy Statement for our next Annual Meeting of Stockholders, pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, or the 2022 Proxy Statement, no later than 120 days following the end of the fiscal year covered by this Annual Report on Form 10-K, and certain information to be included in the 2022 Proxy Statement is incorporated herein by reference.
ITEM 10 – DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this item is to be included in our 2022 Proxy Statement as follows:
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
•The information relating to the procedures by which stockholders may recommend nominees to our Board of Directors is to be included in the section entitled “Questions and Answers About These Proxy Materials and Voting;” and
•The information regarding compliance with Section 16(a) of the Exchange Act is to be included in the section entitled “Delinquent Section 16(a) Reports.”
Such information is incorporated herein by reference to our 2022 Proxy Statement, provided that if the 2022 Proxy Statement is not filed within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, the omitted information will be included in an amendment to this Annual Report on Form 10-K filed not later than the end of such 120-day period.
ITEM 11 – EXECUTIVE COMPENSATION
The information required by this item is to be included in our 2022 Proxy Statement under the sections entitled “Executive Compensation,” “Director Compensation,” “Election of Directors – Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report” and is incorporated herein by reference, provided that if the 2022 Proxy Statement is not filed within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, the omitted information will be included in an amendment to this Annual Report on Form 10-K filed not later than the end of such 120-day period.
ITEM 12 – SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this item with respect to equity compensation plans is to be included in our 2022 Proxy Statement under the section entitled “Equity Compensation Plan Information” and the information required by this item with respect to security ownership of certain beneficial owners and management is to be included in our 2022 Proxy Statement under the section entitled “Security Ownership of Certain Beneficial Owners and Management” and in each case is incorporated herein by reference, provided that if the 2022 Proxy Statement is not filed within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, the omitted information will be included in an amendment to this Annual Report on Form 10-K filed not later than the end of such 120-day period.

ITEM 13 – CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this item is to be included in our 2022 Proxy Statement under the sections entitled “Certain Relationships and Related Transactions” and “Election of Directors—Board Independence” and is incorporated herein by reference, provided that if the 2022 Proxy Statement is not filed within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, the omitted information will be included in an amendment to this Annual Report on Form 10-K filed not later than the end of such 120-day period.
ITEM 14 – PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this item is to be included in our 2022 Proxy Statement under the section entitled “Ratification of Independent Registered Public Accounting Firm” and is incorporated herein by reference, provided that if the 2022 Proxy Statement is not filed within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, the omitted information will be included in an amendment to this Annual Report on Form 10-K filed not later than the end of such 120-day period.

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

3.3	Fourth Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed December 15, 2020).
4.1	Description of Capital Stock (incorporated by reference to Exhibit 4.1 of the Company’s Annual Report on Form 10-K filed on February 24, 2021)
4.2	Form of Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed January 6, 2017).
10.1(+)	Amended and Restated 2013 Stock Incentive Plan (the “2013 Plan”) (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed May 10, 2018).
10.2(+)	Amended and Restated 2018 Equity Incentive Plan (the “2018 Plan”) (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed May 22, 2020).
10.3(+)	2018 Equity Incentive Plan French Stock-Options Sub-Plan (the “French Options Sub-Plan”) (incorporated by reference to Exhibit 10.3 to the Company’s Annual Report on Form 10-K filed March 1, 2019).
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

10.29(+)	Letter Agreement Regarding Andrew Ramelmeier Special Bonus (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed August 5, 2020).
10.30(+)	Letter Agreement between the Company and Jason Fontenot dated as of January 28, 2019 (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed May 4, 2021).
10.31(+)	Letter Agreement between the Company and Robert J. Schott dated as of January 6, 2021 (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed May 4, 2021).
10.32(+)	Letter Agreement between the Company and Prathyusha Duraibabu dated as of May 21, 2021 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed August 5, 2021).
10.33(+)	Letter Agreement between the Company and Scott Willoughby dated as of August 2, 2021 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed November 4, 2021).
10.34(+)	Letter Agreement between the Company and David Mark McClung dated November 1, 2021.

Exhibit Number	Description of Document
10.35(+)
Triple Net Laboratory Lease between the Company and Point Richmond R&D Associates II, LLC, dated May 23, 1997 (incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form S-1 (Reg. No. 333-30314), as amended, filed February 24, 2000).

10.36
First Amendment to Triple Net Laboratory Lease between the Company and Point Richmond R&D Associates II, LLC, dated March 12, 2004 (incorporated by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-K filed February 23, 2005).

10.37
Second Amendment to Triple Net Laboratory Lease between the Company and Point Richmond R&D Associates II, LLC, dated March 15, 2007 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed November 4, 2013).

10.38
Third Amendment to Triple Net Laboratory Lease between the Company and Point Richmond R&D Associates II, LLC, dated August 1, 2013 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed November 4, 2013).

10.39
Fourth Amendment to Triple Net Laboratory Lease between the Company and Point Richmond R&D Associates II, LLC, dated June 10, 2016 (incorporated by reference to Exhibit 10.33 to the Company’s Annual Report on Form 10-K (File No. 000-30171), filed with the SEC on March 1, 2019).

10.40
Fifth Amendment to Triple Net Laboratory Lease between the Company and Point Richmond R&D Associates II, LLC, dated July 10, 2017 (incorporated by reference to Exhibit 10.34 to the Company’s Annual Report on Form 10-K (File No. 000-30171), filed with the SEC on March 1, 2019).

10.41
Sixth Amendment to Triple Net Laboratory Lease between the Company and Point Richmond R&D Associates II, LLC, dated May 11, 2018 (incorporated by reference to Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q filed August 8, 2018).

10.42
Seventh Amendment to Triple Net Laboratory Lease between the Company and Point Richmond R&D Associates II, LLC, dated May 20, 2020 (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed August 5, 2020).

10.43
Eighth Amendment to Triple Net Laboratory Lease between the Company and Point Richmond R&D Associates II, LLC, dated May 29, 2020 (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q filed August 5, 2020).

10.44
Ninth Amendment to Triple Net Laboratory Lease between the Company and Point Richmond R&D Associates II, LLC, dated January 4, 2021 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed May 4, 2021).

10.45	Amended and Restated Office and Laboratory Lease between the Company and Point Richmond R&D Associates II, LLC, dated October 18, 2021.
10.46
Lease Agreement between the Company and Marina Boulevard Property, LLC dated November 3, 2017 (incorporated by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-K filed March 1, 2018).

10.47
First Amendment to Lease Agreement between the Company and Marina Boulevard Property, LLC dated January 1, 2019 (incorporated by reference to Exhibit 10.37 to the Company’s Annual Report on Form 10-K (File No. 000-30171), filed with the SEC on March 1, 2019).

10.48	Open Market Sale Agreement between the Company and Jefferies LLC, dated August 5, 2020 (incorporated by reference to Exhibit 1.1 to the Company’s Quarterly Report on Form 10-Q filed August 5, 2020).
10.49
Amendment No. 1 to Open Market Sale Agreement between the Company and Jefferies LLC, dated May 5, 2021 (incorporated by reference to Exhibit 1.3 to the Company’s Registration Statement on Form S-3 filed May 5, 2021).

10.50†
Amended and Restated Collaboration and License Agreement between the Company and Shire International GmbH, dated September 1, 2015 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed October 30, 2015).

10.51†
Global Research, Development and Commercialization Collaboration and License Agreement between the Company and Biogen MA Inc. (Bioverativ Inc.), dated January 8, 2014 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed May 7, 2014).

10.52†
Letter Amendment to Global Research, Development and Commercialization Collaboration and License Agreement between the Company and Biogen MA Inc. (Bioverativ Inc.), dated December 14, 2015 (incorporated by reference to Exhibit 10.63 to the Company’s Annual Report on Form 10-K filed February 18, 2016).

10.53†
Letter Agreement and Waiver between the Company and Biogen MA Inc. (Bioverativ Inc.), dated March 24, 2016 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed May 5, 2016).

Exhibit Number	Description of Document
10.54†
Collaboration and License Agreement between the Company and Pfizer Inc., dated May 10, 2017 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed August 9, 2017).

10.55⁑
Letter Amendment, dated December 17, 2019, to the Collaboration and License Agreement between the Company and Pfizer Inc., dated May 10, 2017 (incorporated by reference to Exhibit 10.45 to the Company’s Annual Report on Form 10-K filed February 28, 2020).

10.56†
Research Collaboration and License Agreement between the Company and Pfizer Inc., dated December 28, 2017 (incorporated by reference to Exhibit 10.40 to the Company’s Annual Report on Form 10-K filed March 1, 2018).

10.57†
Amendment No. 1 to Research Collaboration and License Agreement between the Company and Pfizer Inc., dated March 21, 2019 (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed May 8, 2019).

10.58⁑
Amendment No. 2 to Research Collaboration and License Agreement between the Company and Pfizer Inc., dated July 31, 2020 (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed November 4, 2020).

10.59†
Amended and Restated Collaboration and License Agreement between the Company and Kite Pharma, Inc., dated September 11, 2019 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed November 6, 2019).

10.60⁑
Collaboration and License Agreement among the Company, Biogen MA, Inc. and Biogen International GmbH, dated February 26, 2020 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed May 11, 2020).

10.61	Stock Purchase Agreement between the Company and Biogen MA, Inc., dated February 26, 2020 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed May 11, 2020).
10.62⁑
Collaboration and License Agreement between the Company and Novartis Institutes for BioMedical Research, Inc., dated July 27, 2020 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed November 4, 2020).

21.1	Subsidiaries of the Company.
23.1	Consent of Independent Registered Public Accounting Firm.
24.1	Power of Attorney (included on signature page).
31.1	Rule 13a-14(a) Certification of Principal Executive Officer.
31.2	Rule 13a-14(a) Certification of Principal Financial Officer.
32.1*	Certification Pursuant to 18 U.S.C. Section 1350.

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	The cover page from Sangamo’s Annual Report on Form 10-K for the year ended December 31, 2021, is formatted in Inline XBRL and it is contained in Exhibit 101
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

ITEM 16 – FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 24, 2022.

Date: February 24, 2022
SANGAMO THERAPEUTICS, INC.
	By:	/ S / ALEXANDER D. MACRAE
Alexander D. Macrae President and Chief Executive Officer
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Alexander D. Macrae and Scott Willoughby, and each of them, as his or her true and lawful attorneys-in-fact and agents, each with the full power of substitution, for him or her and in his or her name, place or stead, in any and all capacities, to sign any and all amendments (including post-effective amendments) to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or their, his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/ S / ALEXANDER D. MACRAE	President, Chief Executive Officer (Principal Executive Officer) and Director	February 24, 2022
Alexander D. Macrae, M.B., Ch.B., Ph.D.

/ S / PRATHYUSHA DURAIBABU	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	February 24, 2022
Prathyusha Duraibabu

/ S / H. STEWART PARKER	Director and Chair of the Board	February 24, 2022
H. Stewart Parker

/ S / ROBERT F. CAREY	Director	February 24, 2022
Robert F Carey

/ S / KENNETH J. HILLAN	Director	February 24, 2022
Kenneth J. Hillan, M.B., Ch.B.

/ S / JAMES R. MEYERS	Director	February 24, 2022
James R. Meyers

/ S / JOHN H. MARKELS	Director	February 24, 2022
John H. Markels, Ph.D.

/ S / SAIRA RAMASASTRY	Director	February 24, 2022
Saira Ramasastry

/ S / KAREN L. SMITH	Director	February 24, 2022
Karen L. Smith, M.D., Ph.D., M.B.A., L.L.M.

/ S / JOSEPH S. ZAKRZEWSKI	Director	February 24, 2022
Joseph S. Zakrzewski