Form 10-Q
period 2022-03-31
SANGAMO THERAPEUTICS, INC
filed 2022-05-05
CIK 1001233

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________
FORM 10-Q
________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐     No   ☒
As of May 2, 2022, 146,687,251 shares of the issuer’s common stock, par value $0.01 per share, were outstanding.

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

In some cases, you can identify forward-looking statements by use of future dates or by terms such as: “aim,” “anticipates,” “assume,” “believes,” “continues,” “could,” “estimates,” “expects,” “forecast,” “goal,” “guidance,” “intends,” “likely,” “may,” “objective,” “ongoing,” “plans,” “project,” “seeks,” “should,” “target,” “will,” and similar expressions intended to identify forward-looking statements. These statements reflect our current views with respect to future events, are based on assumptions and involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements. These risks and uncertainties include, without limitation:
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
•    Many of our product candidates are based on novel zinc finger protein technologies that have yet to yield any approved commercially viable therapeutic products.
•    We have incurred significant operating losses since inception and anticipate continued losses for the foreseeable future. We may never become profitable.
•    We require significant additional capital to fund our operations and continue operating as a viable business. This additional capital may not be available to us on favorable terms or at all.
•    We rely heavily on collaborations with larger biopharmaceutical companies to generate revenues and develop, obtain regulatory approvals for and commercialize many of our product candidates. If conflicts arise with our collaborators or if the collaborations terminate for any reason, our revenues and product development efforts would be negatively impacted.
•    Biotechnology and genomic medicine are highly competitive businesses. Our competitors may develop rival technologies and products that are superior to or are commercialized more quickly than our technologies and product candidates.
•    Manufacturing genomic medicines is complex, expensive, highly regulated and risky. We currently rely heavily on third‑party manufacturers and have limited experience manufacturing products ourselves. Manufacturing challenges may result in unexpected costs, supply interruptions and harm and delay to our product development efforts.
•    Even if we obtain regulatory approvals for our product candidates, our approved products may not gain market acceptance among physicians and patients and adequate coverage and reimbursement from third-party payors and may not demonstrate commercial viability.
•    We may not be able to obtain, maintain and enforce necessary and desirable intellectual property protections for our technologies and product candidates in all desired jurisdictions, which could adversely affect the value of our technologies and our product development efforts and could increase the risks of costly, lengthy and distracting litigation with unpredictable results.
•    Third parties, who may or may not be competitors, may allege that we are infringing, misappropriating, or otherwise practicing in an unauthorized manner their patents or other proprietary rights. Such allegations may result in infringement actions, other misappropriation actions or threats of such actions, all of which could increase the risks of costly, lengthy and distracting litigation with unpredictable results.
•    Our success depends on hiring, integrating and retaining additional highly qualified skilled employees and retaining current key executives and employees, which may be challenging given that competition for these individuals is intense and increases in employee attrition across the United States resulting from the “great resignation”.
•    The ongoing and evolving COVID-19 pandemic could continue to adversely impact our business and operations and the business and operations of our collaborators, manufacturers and other business partners. If such impacts become material, our revenues and product development efforts could be negatively impacted.
•    The market price of our common stock has been and will likely continue to be volatile, and you could lose all or part of any investment in our common stock. We are a clinical-stage biotechnology company with no approved products or product revenues. Our success depends substantially on clinical trial results demonstrating safety and efficacy of our product candidates and durability of therapeutic effects to the satisfaction of regulatory authorities. Obtaining positive clinical trial results and regulatory approvals is expensive, lengthy, challenging and unpredictable and may be subject to significant delays or never occur for any product candidates.

Additional discussion of the risks, uncertainties and other factors described above, as well as other risks and uncertainties material to our business, can be found under “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2021 as filed with the Securities and Exchange Commission on February 24, 2022, as supplemented by the risks described under “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q, and we encourage you to refer to that additional discussion. Given these risks, uncertainties and other factors, you should not place undue reliance on these forward-looking statements. Also, these forward-looking statements represent our plans, objectives, estimates, expectations and intentions only as of the date of this filing. You should read this report completely and with the understanding that our actual future results and the timing of events may be materially different from what we expect, and we cannot otherwise guarantee that any forward-looking statement will be realized. We hereby qualify all of our forward-looking statements by these cautionary statements.
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

PART I. FINANCIAL INFORMATION
ITEM  1.    FINANCIAL STATEMENTS
SANGAMO THERAPEUTICS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited; in thousands)

	March 31, 2022	December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$120,257	$178,872
Marketable securities	197,539	197,676
Interest receivable	356	349
Accounts receivable	6,938	6,013
Prepaid expenses and other current assets	14,975	15,859
Total current assets	340,065	398,769
Marketable securities, non-current	82,515	88,169
Property and equipment, net	51,600	51,523
Intangible assets	52,679	53,760
Goodwill	38,935	39,702
Operating lease right-of-use assets	70,899	73,181
Other non-current assets	16,117	15,319
Restricted cash	1,500	1,500
Total assets	$654,310	$721,923
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$11,147	$9,759
Accrued compensation and employee benefits	12,493	20,840
Other accrued liabilities	14,103	11,577
Deferred revenues	80,783	85,711
Total current liabilities	118,526	127,887
Deferred revenues, non-current	150,700	166,776
Long-term portion of lease liabilities	42,815	44,055
Deferred income tax	6,511	6,645
Other non-current liabilities	1,236	1,217
Total liabilities	319,788	346,580
Commitments and contingencies
Stockholders’ equity:
Preferred stock	—	—
Common stock	1,467	1,459
Additional paid-in capital	1,340,254	1,334,138
Accumulated deficit	(1,000,244)	(956,267)
Accumulated other comprehensive loss	(6,955)	(3,987)
Total stockholders’ equity	334,522	375,343
Total liabilities and stockholders’ equity	$654,310	$721,923
See accompanying Notes to Condensed Consolidated Financial Statements.

SANGAMO THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited; in thousands, except per share amounts)

	Three Months Ended March 31,
	2022	2021
Revenues	$28,231	$26,280
Operating expenses:
Research and development	58,584	56,434
General and administrative	14,908	16,148
Total operating expenses	73,492	72,582
Loss from operations	(45,261)	(46,302)
Interest and other income, net	1,342	625
Loss before income taxes	(43,919)	(45,677)
Income tax expense	58	262
Net loss	(43,977)	(45,939)
Net loss attributable to non-controlling interest	—	(6)
Net loss attributable to Sangamo Therapeutics, Inc. stockholders	$(43,977)	$(45,933)
Basic and diluted net loss per share attributable to Sangamo Therapeutics, Inc. stockholders	$(0.30)	$(0.32)
Shares used in computing basic and diluted net loss per share attributable to Sangamo Therapeutics, Inc. stockholders	146,218	143,112
See accompanying Notes to Condensed Consolidated Financial Statements.

SANGAMO THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited; in thousands)

	Three Months Ended March 31,
	2022	2021
Net loss	$(43,977)	$(45,939)
Foreign currency translation adjustment	(1,904)	(4,749)
Net pension gains	19	—
Unrealized (loss) gain on marketable securities, net of tax	(1,083)	44
Comprehensive loss	(46,945)	(50,644)
Comprehensive loss attributable to non-controlling interest	—	(6)
Comprehensive loss attributable to Sangamo Therapeutics, Inc.	$(46,945)	$(50,638)
See accompanying Notes to Condensed Consolidated Financial Statements.

SANGAMO THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited; in thousands, except share amounts)

	Three Months Ended March 31, 2022
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Total Stockholders’ Equity
	Shares	Amount
Balances at December 31, 2021	145,921,530	$1,459	$1,334,138	$(956,267)	$(3,987)	$375,343
Issuance of common stock upon exercise of stock options and in connection with restricted stock units, net of tax	743,230	8	(1,575)	—	—	(1,567)
Stock-based compensation	—	—	7,691	—	—	7,691
Foreign currency translation adjustment	—	—	—	—	(1,904)	(1,904)
Net pension gains	—	—	—	—	19	19
Net unrealized loss on marketable securities, net of tax	—	—	—	—	(1,083)	(1,083)
Net loss	—	—	—	(43,977)	—	(43,977)
Balances at March 31, 2022	146,664,760	$1,467	$1,340,254	$(1,000,244)	$(6,955)	$334,522

	Three Months Ended March 31, 2021
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Non- Controlling Interest	Total Stockholders’ Equity
	Shares	Amount
Balances at December 31, 2020	142,063,203	$1,421	$1,269,375	$(777,981)	$5,419	$(868)	$497,366
Issuance of common stock in connection with at-the-market offering, net of offering expenses	1,034,762	10	15,641	—	—	—	15,651
Issuance of common stock upon exercise of stock options and in connection with restricted stock units, net of tax	615,800	6	(422)	—	—	—	(416)
Stock-based compensation	—	—	7,524	—	—	—	7,524
Acquisition of additional shares of Sangamo France	—	—	—	—	—	(64)	(64)
Foreign currency translation adjustment	—	—	—	—	(4,749)	—	(4,749)
Net unrealized gain on marketable securities, net of tax	—	—	—	—	44	—	44
Net loss	—	—	—	(45,933)	—	(6)	(45,939)
Balances at March 31, 2021	143,713,765	$1,437	$1,292,118	$(823,914)	$714	$(938)	$469,417
See accompanying Notes to Condensed Consolidated Financial Statements.

SANGAMO THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; in thousands)

	Three Months Ended March 31,
	2022	2021
Operating Activities:
Net loss	$(43,977)	$(45,939)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,832	1,875
Amortization of premium on marketable securities	164	824
Amortization and other changes in operating lease right-of-use assets	2,106	2,023
Loss on free shares	—	27
Stock-based compensation	7,691	7,524
Net changes in operating assets and liabilities:
Accounts receivable	(925)	(1,522)
Prepaid expenses and other assets	(248)	(1,680)
Accounts payable and other accrued liabilities	3,609	(3,829)
Accrued compensation and employee benefits	(8,270)	(7,561)
Deferred revenues	(21,004)	(20,047)
Long-term portion of lease liabilities	(972)	(1,045)
Other non-current liabilities	19	800
Net cash used in operating activities	(58,975)	(68,550)
Investing Activities:
Purchases of marketable securities	(65,756)	(97,935)
Maturities of marketable securities	70,300	144,369
Sales of marketable securities	—	6,870
Purchases of property and equipment	(2,839)	(7,950)
Purchase of additional Sangamo France shares	—	(65)
Net cash provided by investing activities	1,705	45,289
Financing Activities:
Proceeds from at-the-market offering, net of offering expenses	—	15,651
Taxes paid related to net share settlement of equity awards	(1,641)	(2,234)
Proceeds from exercise of stock options and restricted stock units	74	1,818
Net cash (used in) provided by financing activities	(1,567)	15,235
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	222	(328)
Net decrease in cash, cash equivalents, and restricted cash	(58,615)	(8,354)
Cash, cash equivalents, and restricted cash, beginning of period	180,372	132,829
Cash, cash equivalents, and restricted cash, end of period	$121,757	$124,475
Supplemental cash flow disclosures:
Property and equipment included in unpaid liabilities	$2,257	$2,953
Right-of-use assets obtained in exchange for lease obligations	$—	$1,356
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
Basis of Presentation
The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of these financial statements for the periods presented have been included. Operating results for the three months ended March 31, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022. The Condensed Consolidated Balance Sheet data at December 31, 2021 was derived from the audited Consolidated Financial Statements included in Sangamo’s Annual Report on Form 10-K for the year ended December 31, 2021 (the “2021 Annual Report”) as filed with the SEC on February 24, 2022.
The accompanying Condensed Consolidated Financial Statements include the accounts of the Company and its subsidiaries. All intercompany balances and transactions have been eliminated in the Condensed Consolidated Financial Statements. For consolidated entities where the Company owns or is exposed to less than 100% of the economics, the Company records net loss attributable to non-controlling interests on its Condensed Consolidated Statements of Operations equal to the percentage of the economic or ownership interest retained in such entities by the respective non-controlling parties.
The accompanying Condensed Consolidated Financial Statements and related financial information should be read together with the audited Consolidated Financial Statements and footnotes for the year ended December 31, 2021, included in the 2021 Annual Report.
Liquidity and Management’s Plan
Sangamo is currently working on a number of long-term development projects that involve experimental technologies. The projects may require several years and substantial expenditures to complete and ultimately may be unsuccessful. The Company plans to finance operations with available cash resources, collaborations and strategic partnerships funds, research grants and from the issuance of equity or debt securities. Sangamo believes that its available cash, cash equivalents, and marketable securities as of March 31, 2022, and expected future milestones and research services revenue from collaborations, strategic partnerships and research grants, will be adequate to fund its currently planned operations through at least the next 12 months from the date these Condensed Consolidated Financial Statements are issued. Sangamo will require substantial additional financial resources to complete the development and commercialization of its product candidates. Additional capital may not be available on terms acceptable to the Company, if at all. If adequate funds are not available, or if the terms of potential funding sources are unfavorable, the Company’s business and ability to develop its technology and therapeutic products would be harmed. Furthermore, any sales of additional equity securities may result in dilution to the Company’s stockholders, and any debt financing may include covenants that restrict the Company’s business.
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
There have been no changes in estimates during the three months ended March 31, 2022 and 2021.
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

Revenues from major collaboration agreements and research activity grants as a percentage of total revenues were as follows:

	Three Months Ended March 31,
	2022	2021
Biogen MA, Inc.	40%	40%
Novartis Institutes for BioMedical Research, Inc.	32%	30%
Kite Pharma, Inc.	22%	24%
Sanofi S.A.	5%	4%
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
Cash, Cash Equivalents, and Restricted Cash
Sangamo considers all highly-liquid investments purchased with original maturities of three months or less at the purchase date to be cash equivalents. Cash and cash equivalents consist of cash, deposits in demand money market accounts and U.S. government-sponsored entity debt securities. Restricted cash consists of a letter of credit for $1.5 million, representing a deposit for the lease of the corporate headquarters in Brisbane, California.
A reconciliation of cash, cash equivalents, and restricted cash reported within the Condensed Consolidated Balance Sheets to the amounts reported within the accompanying Condensed Consolidated Statements of Cash Flows is as follows (in thousands):

	March 31, 2022	December 31, 2021	March 31, 2021	December 31, 2020
Cash and cash equivalents	$120,257	$178,872	$122,975	$131,329
Non-current restricted cash	1,500	1,500	1,500	1,500
Cash, cash equivalents, and restricted cash as reported within the accompanying Condensed Consolidated Statements of Cash Flows	$121,757	$180,372	$124,475	$132,829
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

The fair value measurements of the Company’s cash equivalents and marketable securities are identified at the following levels within the fair value hierarchy (in thousands):

	March 31, 2022
	Fair Value Measurements
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents:
Money market funds	$49,827	$49,827	$—	$—
U.S. government-sponsored entity debt securities	15,008	—	15,008	—
Total	64,835	49,827	15,008	—
Marketable securities:
U.S. government-sponsored entity debt securities	24,441	—	24,441	—
Commercial paper securities	117,325	—	117,325	—
Corporate debt securities	17,373	—	17,373	—
Asset-backed securities	67,515	—	67,515	—
U.S. treasury bills	2,995	—	2,995	—
Certificates of deposit	50,405	—	50,405	—
Total	280,054	—	280,054	—
Total cash equivalents and marketable securities	$344,889	$49,827	$295,062	$—

	December 31, 2021
	Fair Value Measurements
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents:
Money market funds	$119,919	$119,919	$—	$—
Total	119,919	119,919	—	—
Marketable securities:
U.S. government-sponsored entity debt securities	30,614	—	30,614	—
Commercial paper securities	105,757	—	105,757	—
Corporate debt securities	33,682	—	33,682	—
Asset-backed securities	70,701	—	70,701	—
Certificates of deposit	45,091	—	45,091	—
Total	285,845	—	285,845	—
Total cash equivalents and marketable securities	$405,764	$119,919	$285,845	$—
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

NOTE 3—CASH EQUIVALENTS AND MARKETABLE SECURITIES
The table below summarizes the Company’s cash equivalents and marketable securities (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
March 31, 2022
Assets
Cash equivalents:
Money market funds	$49,827	$—	$—	$49,827
U.S. government-sponsored entity debt securities	15,009		(1)	15,008
Total	64,836	—	(1)	64,835
Marketable securities:
U.S. government-sponsored entity debt securities	24,788	—	(347)	24,441
Commercial paper securities	117,709	—	(384)	117,325
Corporate debt securities	17,522	—	(149)	17,373
Asset-backed securities	67,890	—	(375)	67,515
U.S. treasury bills	2,995	—	—	2,995
Certificate of deposits	50,526	—	(121)	50,405
Total	281,430	—	(1,376)	280,054
Total cash equivalents and marketable securities	$346,266	$—	$(1,377)	$344,889

December 31, 2021
Assets
Cash equivalents:
Money market funds	$119,919	$—	$—	$119,919
Total	119,919	—	—	119,919
Marketable securities:
U.S. government-sponsored entity debt securities	30,700	1	(87)	30,614
Commercial paper securities	105,792	7	(42)	105,757
Corporate debt securities	33,723	1	(42)	33,682
Asset-backed securities	70,807	1	(107)	70,701
Certificate of deposits	45,116	1	(26)	45,091
Total	286,138	11	(304)	285,845
Total cash equivalents and marketable securities	$406,057	$11	$(304)	$405,764
The fair value of marketable securities by contractual maturity were as follows (in thousands):

	March 31, 2022	December 31, 2021
Maturing in one year or less	$212,547	$197,676
Maturing after one year through five years	82,515	88,169
Total	$295,062	$285,845
Realized gains and losses on the sales of investments were insignificant during the three months ended March 31, 2022 and 2021.
The Company manages credit risk associated with its investment portfolio through its investment policy, which limits purchases to high-quality issuers and also limits the amount of its portfolio that can be invested in a single issuer. The Company did not record an allowance for credit losses or other impairment charges related to its marketable securities for the three months ended March 31, 2022 and 2021.
The Company had unrealized losses related to its marketable securities for the three months ended March 31, 2022 and 2021. The Company had no material unrealized losses, individually and in the aggregate, for marketable securities that are in a continuous unrealized loss position for greater than 12 months as of March 31, 2022 and December 31, 2021. Based on the scheduled maturities of its investments, the Company determined that it was more likely than not that it will hold these investments for a period of time sufficient for a recovery of its cost basis. Total unrealized gains for securities with net gains in accumulated other comprehensive income were not material for the three months ended March 31, 2022. The unrealized losses were not attributed to credit risk and were associated with changes in market conditions. The Company periodically reviews its marketable securities for indications of credit losses. The Company considers factors such as the duration, the magnitude and the reason for the decline in value, the potential recovery period, creditworthiness of the issuers of the securities and its intent to sell. For marketable securities, it also considers whether (i) it is more likely than not that the Company will be required to sell the debt securities before recovery of their amortized cost basis, and (ii) the amortized cost basis cannot be recovered as a result of credit losses. No significant facts or circumstances have arisen to indicate that there has been any significant deterioration in the creditworthiness of the issuers of the securities held by the Company. Based on the Company’s review of these securities, including the assessment of the duration and severity of the unrealized losses and the Company’s ability and intent to hold the investments until maturity, the Company determined that no allowance for credit losses related to its marketable securities was required at either March 31, 2022 or December 31, 2021.
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
The total number of shares subject to stock options and restricted stock units (“RSUs”) outstanding and the employee stock purchase plan (“ESPP”) shares reserved for issuance, which are all anti-dilutive, were excluded from consideration in the calculation of diluted net loss per share attributable to Sangamo Therapeutics, Inc. stockholders. Stock options and RSUs outstanding and ESPP shares reserved for issuance as of March 31, 2022 and 2021 totaled 19,128,238 and 17,614,376, respectively.
NOTE 5—MAJOR CUSTOMERS, PARTNERSHIPS AND STRATEGIC ALLIANCES
Novartis Institutes for BioMedical Research, Inc.
On July 27, 2020, the Company entered into a collaboration and license agreement with Novartis Institutes for BioMedical Research, Inc. (“Novartis”) for the research, development and commercialization of gene regulation therapies to treat three neurodevelopmental disorders. Under the agreement, which was effective upon execution, the Company granted Novartis an exclusive, royalty bearing and worldwide license, under its relevant patents and know-how, to develop, manufacture and commercialize certain of its zinc finger protein (“ZFP”) transcription factors (“ZFP-TFs”) targeted to three undisclosed genes that are associated with certain neurodevelopmental disorders, including autism spectrum disorder and intellectual disability. The Company is performing early research activities over the collaboration period for each gene target and manufacture the ZFP-TFs required for such research, costs of which is funded by Novartis. Novartis is responsible for additional research activities, studies enabling investigational new drug applications (“INDs”), clinical development, regulatory approvals, manufacturing of preclinical, clinical and approved products, and global commercialization. Subject to certain exceptions set forth in the agreement, the Company is prohibited from developing, manufacturing or commercializing any therapeutic product targeting any of the three genes that are the subject of the collaboration. Novartis also has the option to license certain of the Company’s proprietary adeno-associated viruses (“AAVs”) for the sole purpose of developing, manufacturing and commercializing licensed products arising from the collaboration.
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
The Company assessed the agreement with Novartis in accordance with ASC Topic 606 and concluded that Novartis is a customer. The Company has identified a single performance obligation within this arrangement as a license to the technology and ongoing research services. The Company concluded that the license is not discrete as it does not have stand-alone value to Novartis apart from the research services to be performed pursuant to the agreement. As a result, the Company recognizes revenue from the upfront payment based on proportional performance of the ongoing research services through the estimated research period. The estimation of progress towards the satisfaction of performance obligation and project cost is reviewed quarterly and adjusted, as needed, to reflect the Company’s current assumptions regarding the timing of its performance obligation. As of March 31, 2022 and December 31, 2021, the Company had a receivable of $1.9 million for both periods and deferred revenue of $33.9 million and $40.9 million, respectively, related to this agreement.
Revenues recognized under the agreement were as follows (in thousands):

	Three Months Ended March 31,
	2022	2021
Revenue related to Novartis agreement:
Recognition of upfront license fee	$7,018	$6,200
Research services	1,877	1,661
Total	$8,895	$7,861
The Company paid $1.5 million for financial advisory fees during the year ended December 31, 2020, equal to 2% of $75.0 million received for the upfront license fee related to the collaboration and license agreement with Novartis. The Company recognized $1.5 million as a contract asset as such amount represents a cost of obtaining the agreement. This balance will be amortized and included in general and administrative expenses on a systematic basis consistent with the transfer of the services to Novartis in accordance with ASC Topic 340, Other Assets and Deferred Costs (“ASC Topic 340”). The Company amortized $0.1 million during each of the three months ended March 31, 2022 and 2021.
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
The Company has identified a single performance obligation within the Biogen collaboration agreement, which is a stand-ready obligation consisting of a series of distinct days of research services, during which Biogen obtains access to the Company’s license and research resources. Revenue from the upfront license fee relates to access to the license and Company’s obligation to stand-ready to perform such research services corresponding to the targets selected by Biogen. As a result of this obligation to perform research services when and if requested throughout the duration of the contract, the upfront license fee and the excess consideration from the stock purchase will be recognized over time on a straight-line basis consistent with the resources expected to be dedicated to providing the research services through April 2027, the estimated period of the obligation. The estimated period of performance is reviewed quarterly and adjusted, as needed, to reflect the Company’s current assumptions regarding the timing of its deliverable. Revenue from the reimbursement by Biogen of shared costs of early research activities performed by Sangamo is recognized as the research services are performed. As of March 31, 2022 and December 31, 2021, the Company had a receivable of $3.4 million and $2.8 million, respectively, and deferred revenue of $146.7 million and $154.0 million, respectively, related to this agreement.
Revenues recognized under the agreement were as follows (in thousands):

	Three Months Ended March 31,
	2022	2021
Revenue related to Biogen agreement:
Recognition of license and stand-ready fee	$7,306	$7,306
Research services	3,887	3,145
Total	$11,193	$10,451
The Company paid $7.0 million for financial advisory fees during the year ended December 31, 2020, equal to 2% of $225.0 million received for the sale of shares and 2% of $125.0 million received for the upfront fee. The fees incurred related to both the collaboration agreement with Biogen and the stock purchase agreement for the sale of shares. The Company believes that the allocation of fees on a relative fair value basis between the two agreements is reasonable. The Company recognized $4.1 million, which represents 2% of the transaction price of $204.6 million, as a contract asset. This balance is amortized and included in general and administrative expenses on a systematic basis consistent with the transfer of the services to Biogen in accordance with ASC Topic 340. The Company amortized $0.1 million during each of the three months ended March 31, 2022 and 2021. The Company recognized $2.9 million, which represented 2% of the $145.4 million estimated fair value of the equity issued, as a share issuance cost and recorded this amount in equity as a reduction in net proceeds.
Kite Pharma, Inc.
In February 2018, the Company entered into a global collaboration and license agreement with Kite Pharma, Inc. (“Kite”), a Gilead Sciences, Inc. subsidiary, which became effective in April 2018, and was amended and restated in September 2019, for the research, development, and commercialization of potential engineered cell therapies for cancer. In this collaboration, Sangamo is working together with Kite on a research program under which the companies are designing zinc finger nucleases (“ZFNs”) and viral vectors to disrupt and insert certain genes in T-cells and natural killer cells (“NK-cells”) including the insertion of genes that encode chimeric antigen receptors (“CARs”), T-cell receptors (“TCRs”), and NK-cell receptors (“NKRs”) directed to mutually agreed targets. Kite is responsible for all clinical development, manufacturing and commercialization of any resulting products.
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
Following the effective date, the Company received a $150.0 million upfront payment from Kite. In addition, Kite reimburses the Company’s direct costs to conduct the joint research program. Sangamo is also eligible to receive contingent development- and sales-based milestone payments that could total up to $3.0 billion if all of the specified milestones set forth in this agreement are achieved. Of this amount, approximately $1.3 billion relates to the achievement of specified research, clinical development, regulatory and first commercial sale milestones, and approximately $1.8 billion relates to the achievement of specified sales-based milestones if annual worldwide net sales of licensed products reach specified levels. Each development- and sales-based milestone payment is payable (i) only once for each licensed product, regardless of the number of times that the associated milestone event is achieved by such licensed product and, (ii) only for the first 10 times that the associated milestone event is achieved regardless of the number of licensed products that may achieve such milestone event. In addition, the Company is entitled to receive escalating, tiered royalty payments with a percentage in the single digits based on future annual worldwide net sales of licensed products. These royalty payments are subject to reduction due to patent expiration, entry of biosimilar products to the market and payments made under certain licenses for third-party intellectual property.
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
The Company has identified the primary performance obligations within the Kite agreement as: (1) a license to the technology along with the stand-ready obligation to perform research services, and (2) the ongoing research services. Revenue from the upfront license fee relates to access to the license and Company’s obligation to stand-ready to perform such research services as additional targets are selected by Kite. As a result of this obligation to perform research services when and if requested throughout the duration of the contract, the fee for the license and the stand-ready obligation will be recognized over time on a straight-line basis through April 2024, the estimated period of the stand-ready obligation. Revenue from the reimbursable costs related to the integrated service deliverable is recognized as the research services are performed. Related costs and expenses under these arrangements have historically approximated the revenues recognized. The estimated period of performance and project cost is reviewed quarterly and adjusted, as needed, to reflect the Company’s current assumptions regarding the timing of its deliverables. As of March 31, 2022 and December 31, 2021, the Company had a receivable of $0.1 million for both periods, and deferred revenue of $50.3 million and $56.5 million, respectively, related to this agreement.
Revenues recognized under the agreement were as follows (in thousands):

	Three Months Ended March 31,
	2022	2021
Revenue related to Kite agreement:
Recognition of license and stand-ready fee	$6,159	$6,159
Research services	149	129
Total	$6,308	$6,288
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
The Company assessed the agreement with Sanofi in accordance with ASC Topic 606 and concluded that Sanofi is a customer. The Company has identified the performance obligations within this arrangement as a license to the technology and ongoing research services activities. The Company concluded that the license is not discrete as it does not have stand-alone value to Sanofi apart from the research services to be performed pursuant to the agreement. As a result, the Company recognizes revenue from the upfront payment based on proportional performance of the ongoing research services through June 28, 2022, the estimated period the Company will perform research services pursuant to the agreement. The estimation of progress towards the satisfaction of performance obligation and project cost is reviewed quarterly and adjusted, as needed, to reflect the Company’s current assumptions regarding the timing of its deliverables. Related costs and expenses under these arrangements have historically approximated the revenues recognized. As of March 31, 2022 and December 31, 2021, the Company had a receivable of $1.0 million and $0.6 million, respectively, and deferred revenue of $0.6 million and $1.1 million, respectively, related to this agreement.
Revenues recognized under the agreement were as follows (in thousands):

	Three Months Ended March 31,
	2022	2021
Revenue related to Sanofi agreement:
Recognition of upfront fee	$311	$227
Research services	978	679
Milestone achievement	210	154
Total	$1,499	$1,060
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
In December 2020, the Company satisfied the deliverables and research services responsibilities within the arrangement. As a result, the Company recognized the remaining deferred revenue from the upfront payment in December 2020 and no revenues have been recognized during the three months ended March 31, 2022 and 2021.
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
The Company received a $12.0 million upfront payment from Pfizer and is eligible to receive up to $60.0 million in development milestone payments from Pfizer contingent on the achievement of specified preclinical development, clinical development and first commercial sale milestones, and up to $90.0 million in commercial milestone payments if annual worldwide net sales of the licensed products reach specified levels. In addition, Pfizer will pay the Company royalties based on an escalating tiered, mid- to high-single digit percentage of the annual worldwide net sales of the licensed products. These royalty payments are subject to reduction due to patent expiration, entry of biosimilar products to the market and payments made under certain licenses for third-party intellectual property. Each party will be responsible for the cost of its performance of the research program. Pfizer will be operationally and financially responsible for subsequent development, manufacturing and commercialization of the licensed products. To date, a milestone of $5.0 million has been achieved and paid, however no products have been approved and therefore no royalty fees have been earned under the C9ORF72 Pfizer agreement.
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
The Company satisfied the deliverables and research services responsibilities within the arrangement in September 2020, and as a result, earned a $5.0 million milestone, which the Company recognized on a cumulative basis during the year ended December 31, 2020. In addition, the Company recognized the remaining deferred revenue from the upfront payment in September 2020 and no revenues have been recognized during the three months ended March 31, 2022 and 2021.
NOTE 6—STOCK-BASED COMPENSATION
The following table shows total stock-based compensation expense included in the Condensed Consolidated Statements of Operations (in thousands):

	Three Months Ended March 31,
	2022	2021
Research and development	$4,670	$4,252
General and administrative	3,021	3,272
Total stock-based compensation expense	$7,691	$7,524
NOTE 7—STOCKHOLDERS’ EQUITY
At-the-Market Offering Agreement
In August 2020, the Company entered into an Open Market Sale Agreement℠ with Jefferies LLC (“Jefferies”) with respect to an at-the-market offering program under which the Company may offer and sell, from time to time at its sole discretion, shares of the Company’s common stock having an aggregate offering price of up to $150.0 million through Jefferies as the Company’s sales agent or principal. The Company is not obligated to sell any shares under the sales agreement. During the three months ended March 31, 2021, the Company sold 1,034,762 shares of its common stock for net proceeds of approximately $15.7 million. No shares were sold during the three months ended March 31, 2022.

ITEM  2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The discussion in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contains trend analysis, estimates and other forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act of 1934, as amended. These forward-looking statements include, without limitation, statements containing the words “anticipates,” “believes,” “continues,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “seeks,” “should,” “will,” and other words of similar import or the negative of those terms or expressions. Such forward-looking statements are subject to known and unknown risks, uncertainties, estimates and other factors that may cause our actual results, performance or achievements, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Actual results could differ materially from those set forth in such forward-looking statements as a result of, but not limited to, the “Risk Factors” described in Part I, Item 1A our Annual Report on Form 10-K for the year ended December 31, 2021 as filed with the Securities and Exchange Commission on February 24, 2022, or the 2021 Annual Report, as supplemented by the risks described under “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q. You should also read the following discussion and analysis in conjunction with our Condensed Consolidated Financial Statements and accompanying notes included in this report and the Consolidated Financial Statements and accompanying notes thereto included in our 2021 Annual Report.
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
•    SAR445136, our zinc finger nuclease, or ZF nuclease, gene-edited cell therapy product candidate for the treatment of sickle cell disease, or SCD, is currently being evaluated in our Phase 1/2 PRECIZN-1 clinical study. We are developing SAR445136 with our collaborator Sanofi S.A., or Sanofi, through June 28, 2022, at which time SAR445136 will become a product candidate wholly-owned by Sangamo;
•    TX200, our wholly-owned Chimeric Antigen Receptor, or CAR, engineered regulatory T cell, or CAR-Treg, cell therapy product candidate for the prevention of immune-mediated rejection in HLA-A2 mismatched kidney transplantation, is currently being evaluated in our Phase 1/2 STEADFAST clinical study; and
•    Giroctocogene fitelparvovec, also known as SB-525, is a gene therapy product candidate for the treatment of moderately severe to severe hemophilia A and is the subject of the registrational Phase 3 AFFINE clinical trial. We are developing giroctocogene fitelparvovec with our collaborator Pfizer Inc., or Pfizer.
Our preclinical development is focused in two innovative priority areas: (i) CAR-Treg cell therapies for autoimmune disorders and (ii) genome engineering for neurological diseases. Indications for our preclinical programs include neurodevelopmental disorders, cancer, inflammatory bowel disease, or IBD, tauopathies and neurodegenerative diseases such as amyotrophic lateral sclerosis, or ALS, multiple sclerosis, or MS, and Huntington’s disease, some of which we are developing with our collaborators Biogen MA, Inc. and Biogen International GmbH, which we refer to together as Biogen, Novartis Institutes for BioMedical Research, Inc., or Novartis, Pfizer, and Takeda Pharmaceutical Company Limited.
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
For additional information regarding our business, see “Business” in Part I, Item 1 of the 2021 Annual Report.
Business Updates
•Fabry Disease: We recently dosed three additional patients in our Phase 1/2 STAAR study evaluating isaralgagene civaparvovec for the treatment of Fabry disease. One of these patients was the third patient treated in Cohort 3 at the dose of 3e13 vg/kg and the other two patients were treated in Cohort 4 at the dose of 5e13 vg/kg. This brings the total number of patients dosed in the STAAR study to nine and completes the dose escalation portion of this Phase 1/2 study. Enzyme replacement therapy, or ERT, withdrawal was completed for a second patient, with no reports to date that the resumption of ERT is required in either patient. We expect to present updated data from the STAAR study in the second half of 2022. We are currently preparing to dose patients in the expansion cohorts of the STAAR study. We also continue to actively plan for a potential pivotal Phase 3 trial and are engaging with health authorities, patient advocacy groups and investigators.
•Sickle Cell Disease: We recently dosed the fifth patient in the Phase 1/2 PRECIZN-1 study of SAR445136 for the treatment of sickle cell disease that is under development with Sanofi. This product candidate was the first in the study manufactured using improved methods that have been shown in internal experiments to increase the number of long-term progenitor cells in the final product. We plan to complete dosing of patients in this study in the third quarter of 2022 and expect to present updated data in the second half of 2022. We are undertaking enabling activities for a potential Phase 3 trial. We continue to collaborate with Sanofi on an orderly transition of Sanofi’s rights and obligations related to this product candidate to us on June 28, 2022.
•Hemophilia A: Pfizer recently announced that, in March 2022, the U.S. Food and Drug Administration, or FDA, lifted the clinical hold that it had placed on the Phase 3 AFFINE trial of giroctocogene fitelparvovec, which the FDA had instituted following the announcement by Pfizer and us that Pfizer had voluntarily paused screening and dosing of additional patients in the trial following the observation of Factor VIII, or FVIII, levels greater than 150% in some treated patients. Despite the lifting of the FDA clinical hold, Pfizer has announced that the trial remains on a voluntary pause until all necessary conditions are met, including approval of updated trial protocols by regulatory authorities. In addition, Pfizer announced that a treated patient with elevated FVIII levels reported a below-the-knee deep vein thrombosis. This patient had a history of thrombotic events prior to participation in the trial, which is both a known risk factor for subsequent events as well as an exclusion criterion for participation in the AFFINE trial. The case was assessed to understand all potential contributing factors, including missed doses of investigator-prescribed direct oral anti-coagulants. This patient continues to be under the care of their physician and is reported to be doing well. This information has been shared with study investigators and health authorities, and the independent external Data Monitoring Committee is reviewing the data. All participants in the AFFINE trial continue to be closely monitored, and there have been no other thrombotic events reported in the trial at this time. Pfizer has announced that it expects to resume the AFFINE trial in the third quarter of 2022, with a pivotal data readout estimated in the second half of 2023.
•Renal Transplant Rejection: In March 2022, we dosed the first patient in our Phase 1/2 STEADFAST clinical study evaluating TX200, a wholly-owned Chimeric Antigen Receptor, or CAR, engineered regulatory T cell, or CAR-Treg, cell therapy product candidate for the prevention of immune-mediated rejection in HLA-A2 mismatched kidney transplantation from a living donor. No adverse events related to treatment have been reported to date. We expect to dose the second patient in the STEADFAST study around the middle of 2022, based on the patient's transplant schedule. We expect to complete dosing of the first cohort, comprised of three patients, by the end of 2022.
Impacts of the Ongoing COVID-19 Pandemic
We have experienced and continue to experience impacts from the ongoing and evolving COVID-19 pandemic on our business and operations and could continue to experience these or potentially more severe impacts as the pandemic evolves in the United States, France, the United Kingdom and locations of our clinical studies and trials. For example, we have experienced periodic short-term disruptions to our onsite operations while addressing positive cases of COVID-19 by onsite workers and clinical trial patients, and our operations could experience longer term disruptions in the future in the event of a significant outbreak of COVID-19 among our onsite workers or clinical trial patients. Moreover, from time to time, we have been required to reorganize and prioritize our resources to mitigate moderate COVID-19 impacts arising from travel restrictions, density restrictions and supply constraints. If our programs encounter longer-term disruptions, it could impact our ability to support our biopharmaceutical partners as contemplated in our collaboration agreements and could result in adjustments to our timelines.

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
In addition, our STEADFAST study evaluating TX200, our wholly-owned CAR-Treg cell therapy product candidate for the treatment of kidney transplant rejection, has experienced delays in its timeline due to COVID-19 impacts related to manufacturing and technology transfer challenges with our CMOs and due to patients and donors testing positive for COVID-19. Our timelines for this study could be adjusted if COVID-19 impacts result in additional delays.
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
We do not anticipate any material negative impact on our financial condition in 2022 as a result of the COVID-19 pandemic. We believe we are well positioned financially in the near term to execute on our wholly-owned and partnered research and clinical programs. As of March 31, 2022, we had $400.3 million in cash, cash equivalents, and marketable securities. Although we believe we are well-capitalized currently, the effects of the evolving pandemic could result in disruption of global financial markets, impairing our ability to access capital, which could negatively affect our liquidity in the future. We do not currently anticipate any material impairments to the valuation of the financial assets or goodwill on our balance sheet as a result of the COVID-19 pandemic. We do not believe that the remote workplace arrangements we have implemented for our office-based employees have affected our financial reporting or control systems.
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
See the section titled “Risk Factors” included in Part I, Item 1A of the 2021 Annual Report for additional information on risks and uncertainties related to the evolving COVID-19 pandemic.
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
There have been no significant changes in our critical accounting policies and estimates during the three months ended March 31, 2022, as compared to the critical accounting policies and estimates disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Part II, Item 7 of the 2021 Annual Report.
Results of Operations for the Three Months Ended March 31, 2022 and 2021
Revenues

	Three Months Ended March 31,
	(in thousands, except percentage values)
	2022	2021	Change	%
Revenues	$28,231	$26,280	$1,951	7%
Total revenues primarily consisted of revenues from collaboration agreements. We anticipate revenues over the next several years will be derived primarily from our collaboration agreements with Biogen, Novartis, Kite, and Pfizer as we continue to recognize upfront and milestone payments received under such agreements over time.
The increase of $2.0 million in revenues for the three months ended March 31, 2022, compared to the same period in 2021, was primarily attributed to an increase of $1.0 million related to our collaboration agreement with Novartis, an increase of $0.7 million in revenue related to our collaboration agreement with Biogen, and an increase of $0.4 million in revenue related to our collaboration agreement with Sanofi.

Operating expenses

	Three Months Ended March 31,
	(in thousands, except percentage values)
	2022	2021	Change	%
Operating expenses:
Research and development	$58,584	$56,434	$2,150	4%
General and administrative	14,908	16,148	(1,240)	(8%)
Total operating expenses	$73,492	$72,582	$910	1%
Research and Development Expenses
Research and development expenses consisted primarily of compensation related expenses, including stock-based compensation, laboratory supplies, preclinical and clinical studies, manufacturing clinical supply, contracted research, and allocated facilities and information technology expenses.
The increase of $2.2 million in research and development expenses for the three months ended March 31, 2022, compared to the same period in 2021, was primarily driven by a $1.1 million increase in compensation and other personnel costs as a result of increased headcount to support our clinical trials and manufacturing, a $0.6 million increase in manufacturing and overhead costs as we ramp up our internal manufacturing operations, and a $0.5 million increase in other research and development expenses due to the timing of our trials and increased activity attributed to our Biogen and Novartis collaborations. Stock-based compensation expense included in research and development expenses was $4.7 million and $4.3 million for the three months ended March 31, 2022 and 2021, respectively.
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
Our potential therapeutic products are subject to a lengthy and uncertain regulatory process that may not result in our receipt of any necessary regulatory approvals. Failure to receive the necessary regulatory approvals would prevent us from commercializing the product candidates affected. In addition, clinical trials of our product candidates may fail to demonstrate safety and efficacy, which could prevent or significantly delay regulatory approval. The full extent of the impact of the COVID-19 pandemic on our business, operations and financial results will depend on numerous evolving factors that we may not be able to accurately predict. A discussion of the risks and uncertainties with respect to our research and development activities, including completing the development of our product candidates, and the consequences to our business, financial position and growth prospects can be found in “Risk Factors” in Part I, Item 1A of the 2021 Annual Report, as supplemented by the risks described under “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q.
General and Administrative Expenses
General and administrative expenses consist primarily of compensation related expenses including stock-based compensation for executive, legal, finance and administrative personnel, professional fees, allocated facilities and information technology expenses, and other general corporate expenses.
The decrease of $1.2 million in general and administrative expenses for the three months ended March 31, 2022, compared to the same period in 2021, was primarily due to a $1.1 million decrease in allocated overhead costs and a decrease of $0.5 million due to reduced headcount and related compensation and other personnel costs. These decreases were partially offset by a $0.2 million increase in legal and professional fees. Stock-based compensation expense included in general and administrative expenses was $3.0 million and $3.3 million for the three months ended March 31, 2022 and 2021, respectively.

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
As of March 31, 2022, we had cash, cash equivalents, and marketable securities totaling $400.3 million compared to $464.7 million as of December 31, 2021. Our most significant use of capital was for employee compensation and external research and development expenses, including manufacturing, clinical trials and preclinical activity related to our therapeutic programs. Our cash and investment balances are held in a variety of interest-bearing instruments, including U.S. government-sponsored entity debt securities, commercial paper securities, money market funds, corporate debt securities, asset-backed securities and certificates of deposit. Cash in excess of immediate requirements is invested in accordance with our investment policy with a view toward capital preservation and liquidity.
In August 2020, we entered into an Open Market Sale Agreement℠, or the sales agreement, with Jefferies LLC, providing for the sale of up to $150.0 million of our common stock from time to time in “at-the-market” offerings under an existing shelf registration statement. No shares were sold during the three months ended March 31, 2022.
While we expect our rate of cash usage to increase in the future, in particular to support our product development endeavors, we currently believe that our available cash, cash equivalents, and marketable securities and expected revenues from collaborations and strategic partnerships will be adequate to fund our currently planned operations through at least the next 12 months from the date the Condensed Consolidated Financial Statements are issued. We may elect to raise additional capital through additional collaborative agreements or the sale of additional equity to fund our future needs beyond the next 12 months. During this period of uncertainty and volatility related to the COVID-19 pandemic, war in Ukraine and otherwise, we will continue to monitor our liquidity.
Cash Flows
Operating activities
Net cash used in operating activities was $59.0 million for the three months ended March 31, 2022, primarily reflecting our net loss of $44.0 million, a decrease in deferred revenues of $21.0 million, a decrease in accrued compensation and employee benefits by $8.3 million mainly attributed to bonus pay-outs, a decrease in lease liabilities by $1.0 million, and an increase in accounts receivable by $0.9 million. These decreases were partially offset by $12.8 million of non-cash expenses related to stock-based compensation, depreciation and amortization, amortization of premium on marketable securities, and amortization of operating lease right-of-use assets and a $3.6 million increase in accounts payable and other accrued liabilities.
Net cash used in operating activities was $68.6 million for the three months ended March 31, 2021, primarily reflecting our net loss of $45.9 million, a decrease in deferred revenues of $20.0 million, a decrease in accrued compensation and employee benefits by $7.6 million mainly attributed to bonus pay-outs, and a decrease in accounts payable and accrued liabilities of $3.8 million due to timing of payments. These decreases were partially offset by $9.4 million of non-cash expenses related to stock-based compensation and depreciation.
Investing activities
Net cash provided by investing activities was $1.7 million for the three months ended March 31, 2022, mostly related to net maturities and purchases of marketable securities, partially offset by $2.8 million from purchases of property and equipment. Net cash provided by investing activities for the three months ended March 31, 2021 was $45.3 million, mostly related to net maturities, sales and purchases of marketable securities, partially offset by $8.0 million from purchases of property and equipment.
Financing activities
Net cash used in financing activities was $1.6 million for the three months ended March 31, 2022, mostly related to taxes paid related to net share settlement of equity awards of $1.6 million.
Net cash provided by financing activities was $15.2 million for the three months ended March 31, 2021, mostly related to $16.2 million proceeds from sales under our at-the-market offering program offset by the offering expenses of $0.5 million.

Operating Capital and Capital Expenditure Requirements
We anticipate continuing to incur operating losses for at least the next several years. Although we believe we are well capitalized currently, the effects of the ongoing COVID-19 pandemic, war in Ukraine and other economic uncertainty and volatility could result in significant disruption of global financial markets, impairing our ability to access capital, which could in the future negatively affect our liquidity. Future capital requirements beyond the next 12 months will be substantial, and we will need to raise substantial additional capital to fund the development, manufacturing and potential commercialization of our product candidates through equity or debt financing. In addition, as we focus our efforts on proprietary human therapeutics, we will need to seek FDA approvals of our product candidates, a process that could cost in excess of hundreds of millions of dollars per product. We regularly consider fund-raising opportunities and may decide, from time to time, to raise capital based on various factors, including market conditions and our plans of operation. Additional capital may not be available on terms acceptable to us, or at all. If adequate funds are not available, or if the terms of potential funding sources are unfavorable, our business and our ability to advance our product candidate pipeline would be harmed. Furthermore, any sales of additional equity securities, including sales pursuant to our at-the-market offering program, may result in dilution to our stockholders, and any debt financing may include covenants that restrict our business.
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
Contractual Obligations
Our future minimum contractual obligations as of December 31, 2021 were reported in the 2021 Annual Report. During the three months ended March 31, 2022, there have been no other material changes outside the ordinary course of our business from the contractual obligations previously disclosed in our 2021 Annual Report.
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
The securities in our investment portfolio are not leveraged and are classified as available-for-sale. The majority of these available-for-sale securities are short-term in nature and subject to minimal interest rate risk. Our investments currently consist of U.S. government-sponsored entity debt securities, commercial paper securities, corporate debt securities, asset-backed securities and certificates of deposit. Our investment policy, approved by our Board of Directors, limits the amount we may invest in any one type of investment issuer, thereby reducing credit risk concentrations. All investments are carried at market value, which approximates cost. We do not use derivative financial instruments in our investment portfolio. Our market risks at March 31, 2022 have not changed materially from those discussed in Item 7A of our 2021 Annual Report.

Foreign Currency Exchange Risk
We have operations in the United States as well as in Europe. The functional currency of each foreign subsidiary is the local currency. We are exposed to foreign currency risk, primarily through operations of our subsidiaries in Europe which conduct business primarily in Euros. We record gains and losses within our stockholders’ equity due to the translation of our subsidiaries’ financial statements into U.S. dollars. Our foreign currency exchange risk at March 31, 2022 has not changed materially from that discussed in Item 7A of our 2021 Annual Report.
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
Under the supervision of our principal executive officer and principal financial officer, we evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of March 31, 2022. Based on that evaluation, as of March 31, 2022, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level.
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
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM  1.    LEGAL PROCEEDINGS
We are not party to any material pending legal proceedings. From time to time, we may be involved in legal proceedings arising in the ordinary course of business.

ITEM  1A.    RISK FACTORS
Below we are providing, in supplemental form, changes to our risk factors from those previously disclosed in Part I, Item 1A of the 2021 Annual Report. Our risk factors disclosed in Part I, Item 1A of the 2021 Annual Report provide additional discussion about these supplemental risks and we encourage you to read and carefully consider the risk factors disclosed in Part I, Item 1A of the 2021 Annual Report for a more complete understanding of the risks and uncertainties material to our business.
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
The timing of our clinical trials depends on our ability to recruit patients to participate as well as completion of required follow-up periods. There are also a number of other product candidates in development by our competitors, who compete for the same limited patient populations. If we are not able to enroll the necessary number of patients in a timely manner, we may not be able to complete our clinical trials on our desired timelines or at all, which could negatively impact the competitive position and commercial viability of our product candidates or delay or reduce the product revenues, milestone payments or royalty payments we expect to earn from our product candidates. For example, we have experienced delays and challenges in recruiting, screening, enrolling and dosing patients for our Phase 1/2 STAAR clinical study evaluating isaralgagene civaparvovec, our wholly-owned gene therapy product candidate for the treatment of Fabry disease, due to challenges related to Brexit as well as the COVID-19 pandemic, patients testing positive for COVID-19, patients reconsidering their participation in the study and the limited number of screening sites, among other reasons. Our Phase 1/2 STEADFAST clinical study evaluating TX200 has experienced similar delays and challenges. In addition, we and Pfizer also announced that some of the patients treated in the Phase 3 AFFINE trial of giroctocogene fitelparvovec have experienced FVIII activity greater than 150% following treatment, and that Pfizer decided to voluntarily pause screening and dosing of additional patients in this trial to implement a proposed protocol amendment intended to provide guidelines for the clinical management of elevated FVIII levels. Subsequent to the voluntary pause, the FDA put this trial on clinical hold and then in March 2022, the FDA lifted the clinical hold. While the FDA has lifted the clinical hold, the voluntary pause initiated by Pfizer will remain in place until all necessary conditions are met, including but not limited to the approval of updated clinical trial protocols by applicable regulatory authorities. Accordingly, although Pfizer has announced that it anticipates to resume the Phase 3 AFFINE trial in the third quarter of 2022, we cannot assure you that the conditions necessary to resume the Phase 3 AFFINE trial will be met in a timely manner, or at all, or that the dosing of additional patients in the trial will restart promptly following any approvals of the updated clinical trial protocols, or at all, or that the presentation of data from such trial will be published in a timely manner, if at all.
Continued delays or additional pauses to the Phase 3 AFFINE trial could negatively impact the projected timelines for conducting and completing the trial and seeking regulatory approvals for giroctocogene fitelparvovec, which could in turn materially and adversely affect giroctocogene fitelparvovec’s competitive position and commercial viability and therefore our business, prospects and market price of our common stock.
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
The ongoing military action by Russia in Ukraine could have a negative impact on the global economy and our operations, which could materially and adversely affect our business, financial condition, results of operations, prospects and market price of our common stock.
On February 24, 2022, Russian forces launched significant military action against Ukraine, and sustained conflict and disruption in the region is possible. The impact to Ukraine as well as actions taken by other countries, including new and stricter sanctions imposed by Canada, the United Kingdom, the European Union, the U.S. and other countries and companies and organizations against officials, individuals, regions, and industries in Russia and Ukraine, and actions taken by Russia in response to such sanctions, and each country’s potential response to such sanctions, tensions, and military actions could adversely affect the global economy and financial markets and thus could affect our business, operations, operating results and financial condition as well as the price of our common stock and our ability to raise additional capital when needed on acceptable terms. In addition, any or all of these effects could disrupt our and our collaborators’ supply chains and adversely affect our and our collaborators’ ability to conduct ongoing and future clinical trials of our product candidates. The extent and duration of the military action, sanctions and resulting market and other disruptions are impossible to predict, but could be substantial. Any such disruptions caused by Russian military action or resulting sanctions may magnify the impact of the other risks described in the 2021 Annual Report.

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

3.3		Fourth Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed December 15, 2020).

31.1+		Rule 13a — 14(a) Certification of Principal Executive Officer.

31.2+		Rule 13a — 14(a) Certification of Principal Financial Officer.

32.1+	*	Certifications Pursuant to 18 U.S.C. Section 1350.

101.INS		XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH		Inline XBRL Taxonomy Extension Schema Document

101.CAL		Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF		Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB		Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE		Inline XBRL Taxonomy Extension Presentation Linkbase Document

104		The cover page from Sangamo’s Quarterly Report on Form 10-Q for the three months ended March 31, 2022 is formatted in Inline XBRL and it is contained in Exhibit 101
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
Dated: May 5, 2022

SANGAMO THERAPEUTICS, INC.

/s/ ALEXANDER D. MACRAE
Alexander D. Macrae
President and Chief Executive Officer
(Principal Executive Officer)

/s/ PRATHYUSHA DURAIBABU
Prathyusha Duraibabu
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)