Form 10-Q
period 2022-06-30
SANGAMO THERAPEUTICS, INC
filed 2022-08-04
CIK 1001233

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________
FORM 10-Q
________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐     No   ☒
As of August 1, 2022, 156,553,107 shares of the issuer’s common stock, par value $0.01 per share, were outstanding.

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
•the initiation, scope, rate of progress, enrollment, dosing, anticipated results and timing of our preclinical studies and clinical trials and those of our collaborators or strategic partners;
•the therapeutic and commercial potential of our product candidates, including the durability of therapeutic effects;
•the therapeutic and commercial potential of technologies used by us in our product candidates, including our gene therapy and cell therapy technologies, zinc finger protein technology platform, zinc finger nucleases and zinc finger protein transcription factors;
•our ability to establish and maintain collaborations and strategic partnerships and realize the expected benefits of such arrangements, including our ability to find a potential new collaboration partner for the BIVV003 (formerly known as SAR445136) program;
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
•the ability of Sangamo and our collaborators and strategic partners to obtain and maintain regulatory approvals for product candidates, including the ability to proceed with clinical trials following the imposition of regulatory holds or voluntary pauses on our clinical trials, and the timing and costs associated with obtaining regulatory approvals;
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

In some cases, you can identify forward-looking statements by use of future dates or by terms such as: “aim,” “anticipates,” “assume,” “believes,” “continues,” “could,” “estimates,” “expects,” “forecast,” “goal,” “guidance,” “intends,” “likely,” “may,” “objective,” “ongoing,” “plans,” “project,” “seeks,” “should,” “target,” “will,” and similar expressions intended to identify forward-looking statements. These statements reflect our current views with respect to future events, are based on assumptions and involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. These risks and uncertainties include, without limitation:
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
•    Our success depends on hiring, integrating and retaining additional highly qualified skilled employees and retaining current key executives and employees, which may be challenging given that competition for these individuals is intense and increases in employee attrition across the United States resulting from the “great resignation.”
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

PART I. FINANCIAL INFORMATION
ITEM  1.    FINANCIAL STATEMENTS
SANGAMO THERAPEUTICS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited; in thousands)

	June 30, 2022	December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$117,705	$178,872
Marketable securities	198,017	197,676
Interest receivable	289	349
Accounts receivable	6,002	6,013
Prepaid expenses and other current assets	21,107	15,859
Total current assets	343,120	398,769
Marketable securities, non-current	47,966	88,169
Property and equipment, net	53,499	51,523
Intangible assets	49,529	53,760
Goodwill	36,702	39,702
Operating lease right-of-use assets	68,697	73,181
Other non-current assets	16,113	15,319
Restricted cash	1,500	1,500
Total assets	$617,126	$721,923
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$13,076	$9,759
Accrued compensation and employee benefits	13,913	20,840
Other accrued liabilities	14,204	11,577
Deferred revenues	78,794	85,711
Total current liabilities	119,987	127,887
Deferred revenues, non-current	129,921	166,776
Long-term portion of lease liabilities	41,530	44,055
Deferred income tax	6,122	6,645
Other non-current liabilities	1,285	1,217
Total liabilities	298,845	346,580
Commitments and contingencies
Stockholders’ equity:
Preferred stock	—	—
Common stock	1,534	1,459
Additional paid-in capital	1,373,324	1,334,138
Accumulated deficit	(1,043,417)	(956,267)
Accumulated other comprehensive loss	(13,160)	(3,987)
Total stockholders’ equity	318,281	375,343
Total liabilities and stockholders’ equity	$617,126	$721,923
See accompanying Notes to Condensed Consolidated Financial Statements.

SANGAMO THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited; in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenues	$29,378	$27,872	$57,609	$54,152
Operating expenses:
Research and development	60,019	60,086	118,603	116,520
General and administrative	15,093	16,486	30,001	32,634
Total operating expenses	75,112	76,572	148,604	149,154
Loss from operations	(45,734)	(48,700)	(90,995)	(95,002)
Interest and other income, net	2,643	1,550	3,985	2,176
Loss before income taxes	(43,091)	(47,150)	(87,010)	(92,826)
Income tax expense	82	24	140	287
Net loss	(43,173)	(47,174)	(87,150)	(93,113)
Net loss attributable to non-controlling interest	—	(5)	—	(11)
Net loss attributable to Sangamo Therapeutics, Inc. stockholders	$(43,173)	$(47,169)	$(87,150)	$(93,102)
Basic and diluted net loss per share attributable to Sangamo Therapeutics, Inc. stockholders	$(0.29)	$(0.33)	$(0.59)	$(0.65)
Shares used in computing basic and diluted net loss per share attributable to Sangamo Therapeutics, Inc. stockholders	148,158	143,984	147,194	143,550
See accompanying Notes to Condensed Consolidated Financial Statements.

SANGAMO THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited; in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net loss	$(43,173)	$(47,174)	$(87,150)	$(93,113)
Foreign currency translation adjustment	(6,108)	1,308	(8,012)	(3,441)
Net pension gains	56	—	75	—
Unrealized (loss) gain on marketable securities, net of tax	(153)	(35)	(1,236)	9
Comprehensive loss	(49,378)	(45,901)	(96,323)	(96,545)
Comprehensive loss attributable to non-controlling interest	—	(5)	—	(11)
Comprehensive loss attributable to Sangamo Therapeutics, Inc.	$(49,378)	$(45,896)	$(96,323)	$(96,534)
See accompanying Notes to Condensed Consolidated Financial Statements.

SANGAMO THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited; in thousands, except share amounts)

	Three Months Ended June 30, 2022
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Total Stockholders’ Equity
	Shares	Amount
Balances at March 31, 2022	146,664,760	$1,467	$1,340,254	$(1,000,244)	$(6,955)	$334,522
Issuance of common stock in connection with at-the-market offering, net of offering expenses	6,228,666	62	24,212	—	—	24,274
Issuance of common stock upon exercise of stock options and in connection with restricted stock units, net of tax	99,608	1	(171)	—	—	(170)
Issuance of common stock under employee stock purchase plan	359,468	4	1,111	—	—	1,115
Stock-based compensation	—	—	7,918	—	—	7,918
Foreign currency translation adjustment	—	—	—	—	(6,108)	(6,108)
Net pension gains	—	—	—	—	56	56
Net unrealized loss on marketable securities, net of tax	—	—	—	—	(153)	(153)
Net loss	—	—	—	(43,173)	—	(43,173)
Balances at June 30, 2022	153,352,502	$1,534	$1,373,324	$(1,043,417)	$(13,160)	$318,281

	Six Months Ended June 30, 2022
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Total Stockholders’ Equity
	Shares	Amount
Balances at December 31, 2021	145,921,530	$1,459	$1,334,138	$(956,267)	$(3,987)	$375,343
Issuance of common stock in connection with at-the-market offering, net of offering expenses	6,228,666	62	24,212	—	—	24,274
Issuance of common stock upon exercise of stock options and in connection with restricted stock units, net of tax	842,838	9	(1,746)	—	—	(1,737)
Issuance of common stock under employee stock purchase plan	359,468	4	1,111	—	—	1,115
Stock-based compensation	—	—	15,609	—	—	15,609
Foreign currency translation adjustment	—	—	—	—	(8,012)	(8,012)
Net pension gains	—	—	—	—	75	75
Net unrealized loss on marketable securities, net of tax	—	—	—	—	(1,236)	(1,236)
Net loss	—	—	—	(87,150)	—	(87,150)
Balances at June 30, 2022	153,352,502	$1,534	$1,373,324	$(1,043,417)	$(13,160)	$318,281

SANGAMO THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited; in thousands, except share amounts)

	Three Months Ended June 30, 2021
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Non- Controlling Interest	Total Stockholders’ Equity
	Shares	Amount
Balances at March 31, 2021	143,713,765	$1,437	$1,292,118	$(823,914)	$714	$(938)	$469,417
Issuance of common stock in connection with at-the-market offering, net of offering expenses	770,465	8	9,073	—	—	—	9,081
Issuance of common stock upon exercise of stock options and in connection with restricted stock units, net of tax	378,101	4	1,389	—	—	—	1,393
Issuance of common stock under employee stock purchase plan	244,570	2	2,052	—	—	—	2,054
Stock-based compensation	—	—	9,483	—	—	—	9,483
Acquisition of additional shares of Sangamo France	—	—	(70)	—	—	—	(70)
Foreign currency translation adjustment	—	—	—	—	1,308	—	1,308
Net unrealized loss on marketable securities, net of tax	—	—	—	—	(35)	—	(35)
Buy-out of non-controlling interest	—	—	(943)	—	—	943	—
Net loss	—	—	—	(47,169)	—	(5)	(47,174)
Balances at June 30, 2021	145,106,901	$1,451	$1,313,102	$(871,083)	$1,987	$—	$445,457

	Six Months Ended June 30, 2021
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Non- Controlling Interest	Total Stockholders’ Equity
	Shares	Amount
Balances at December 31, 2020	142,063,203	$1,421	$1,269,375	$(777,981)	$5,419	$(868)	$497,366
Issuance of common stock in connection with at-the-market offering, net of offering expenses	1,805,227	18	24,714	—	—	—	24,732
Issuance of common stock upon exercise of stock options and in connection with restricted stock units, net of tax	993,901	10	967	—	—	—	977
Issuance of common stock under employee stock purchase plan	244,570	2	2,052	—	—	—	2,054
Stock-based compensation	—	—	17,007	—	—	—	17,007
Acquisition of additional shares of Sangamo France	—	—	(70)	—	—	(64)	(134)
Foreign currency translation adjustment	—	—	—	—	(3,441)	—	(3,441)
Net unrealized gain on marketable securities, net of tax	—	—	—	—	9	—	9
Buy-out of non-controlling interest			(943)			943	—
Net loss	—	—	—	(93,102)	—	(11)	(93,113)
Balances at June 30, 2021	145,106,901	$1,451	$1,313,102	$(871,083)	$1,987	$—	$445,457
See accompanying Notes to Condensed Consolidated Financial Statements.

SANGAMO THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; in thousands)

	Six Months Ended June 30,
	2022	2021
Operating Activities:
Net loss	$(87,150)	$(93,113)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	5,716	4,120
Amortization of premium on marketable securities	207	1,733
Amortization and other changes in operating lease right-of-use assets	4,225	4,067
Gain on free shares	—	(18)
Stock-based compensation	15,609	17,007
Net changes in operating assets and liabilities:
Interest receivable	60	228
Accounts receivable	11	(1,658)
Prepaid expenses and other assets	(4,992)	(4,441)
Accounts payable and other accrued liabilities	5,796	(3,204)
Accrued compensation and employee benefits	(6,618)	(3,253)
Deferred revenues	(43,772)	(41,481)
Lease liabilities	(2,121)	(2,102)
Other non-current liabilities	69	998
Net cash used in operating activities	(112,960)	(121,117)
Investing Activities:
Purchases of marketable securities	(129,928)	(180,049)
Maturities of marketable securities	168,346	323,099
Sales of marketable securities	—	6,870
Purchases of property and equipment	(8,284)	(15,213)
Purchase of additional Sangamo France shares	—	(119)
Net cash provided by investing activities	30,134	134,588
Financing Activities:
Proceeds from at-the-market offering, net of offering expenses	21,929	22,223
Taxes paid related to net share settlement of equity awards	(1,827)	(2,725)
Proceeds from exercise of stock options	90	3,702
Proceeds from issuance of common stock under employee stock purchase plan	1,115	2,054
Net cash provided by financing activities	21,307	25,254
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	352	(176)
Net (decrease) increase in cash, cash equivalents, and restricted cash	(61,167)	38,549
Cash, cash equivalents, and restricted cash, beginning of period	180,372	132,829
Cash, cash equivalents, and restricted cash, end of period	$119,205	$171,378
Supplemental cash flow disclosures:
Property and equipment included in unpaid liabilities	$2,232	$2,267
Right-of-use assets obtained in exchange for lease obligations	$—	$1,364
Buy-out of non-controlling interest	$—	$943
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
Basis of Presentation
The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of these financial statements for the periods presented have been included. Operating results for the three and six months ended June 30, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022. The Condensed Consolidated Balance Sheet data at December 31, 2021 was derived from the audited Consolidated Financial Statements included in Sangamo’s Annual Report on Form 10-K for the year ended December 31, 2021 (the “2021 Annual Report”) as filed with the SEC on February 24, 2022.
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
Liquidity and Management’s Plan
Sangamo is currently working on a number of long-term development projects that involve experimental technologies. The projects may require several years and substantial expenditures to complete and ultimately may be unsuccessful. The Company plans to finance operations with available cash resources, collaborations and strategic partnerships funds, research grants and from the issuance of equity or debt securities. Sangamo believes that its available cash, cash equivalents, and marketable securities as of June 30, 2022, and expected future milestones and research services revenue from collaborations, strategic partnerships and research grants, will be adequate to fund its currently planned operations through at least the next 12 months from the date these Condensed Consolidated Financial Statements are issued. Sangamo will require substantial additional financial resources to complete the development and commercialization of its product candidates. Additional capital may not be available on terms acceptable to the Company, if at all. If adequate funds are not available, or if the terms of potential funding sources are unfavorable, the Company’s business and ability to develop its technology and therapeutic products would be harmed. Furthermore, any sales of additional equity securities may result in dilution to the Company’s stockholders, and any debt financing may include covenants that restrict the Company’s business.
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
Revenue Recognition
The Company accounts for its revenues pursuant to the provisions of Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers (“ASC Topic 606”). The Company’s contract revenues are derived from collaboration agreements including licensing arrangements and research activity grants. Research and licensing agreements typically include upfront signing or license fees, cost reimbursements for research services, minimum sublicense fees, milestone payments and royalties on future licensees’ product sales. The Company has agreements with both fixed and variable consideration. Non-refundable upfront fees and funding of research and development activities are considered fixed, while milestone payments are generally identified as variable consideration. Sangamo’s research grants are typically multi-year agreements and provide for the reimbursement of qualified expenses for research and development as defined under the terms of the grant agreement. Revenues under research grant agreements are generally recognized when the related qualified research expenses are incurred. Deferred revenue primarily represents the portion of research or license payments received but not earned.
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
Revenues from major collaboration agreements and research activity grants as a percentage of total revenues were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Novartis Institutes for BioMedical Research, Inc.	37%	34%	34%	32%
Biogen MA, Inc.	34%	39%	37%	39%
Kite Pharma, Inc.	22%	23%	22%	23%
Sanofi S.A.	6%	3%	6%	4%

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
A reconciliation of cash, cash equivalents, and restricted cash reported within the Condensed Consolidated Balance Sheets to the amounts reported within the accompanying Condensed Consolidated Statements of Cash Flows is as follows (in thousands):

	June 30, 2022	December 31, 2021	June 30, 2021	December 31, 2020
Cash and cash equivalents	$117,705	$178,872	$169,878	$131,329
Non-current restricted cash	1,500	1,500	1,500	1,500
Cash, cash equivalents, and restricted cash as reported within the accompanying Condensed Consolidated Statements of Cash Flows	$119,205	$180,372	$171,378	$132,829
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

The fair value measurements of the Company’s cash equivalents and marketable securities are identified at the following levels within the fair value hierarchy (in thousands):

	June 30, 2022
	Fair Value Measurements
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents:
Money market funds	$39,669	$39,669	$—	$—
Commercial paper securities	11,340	—	11,340	—
Certificates of deposit	2,498	—	2,498	—
Total	53,507	39,669	13,838	—
Marketable securities:
U.S. government-sponsored entity debt securities	26,425	—	26,425	—
Commercial paper securities	109,367	—	109,367	—
Corporate debt securities	10,806	—	10,806	—
Asset-backed securities	44,324	—	44,324	—
U.S. treasury bills	12,008	—	12,008	—
Certificates of deposit	43,054	—	43,054	—
Total	245,984	—	245,984	—
Total cash equivalents and marketable securities	$299,491	$39,669	$259,822	$—

	December 31, 2021
	Fair Value Measurements
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents:
Money market funds	$119,919	$119,919	$—	$—
Total	119,919	119,919	—	—
Marketable securities:
U.S. government-sponsored entity debt securities	30,614	—	30,614	—
Commercial paper securities	105,757	—	105,757	—
Corporate debt securities	33,682	—	33,682	—
Asset-backed securities	70,701	—	70,701	—
Certificates of deposit	45,091	—	45,091	—
Total	285,845	—	285,845	—
Total cash equivalents and marketable securities	$405,764	$119,919	$285,845	$—
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

NOTE 3—CASH EQUIVALENTS AND MARKETABLE SECURITIES
The table below summarizes the Company’s cash equivalents and marketable securities (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
June 30, 2022
Assets
Cash equivalents:
Money market funds	$39,669	$—	$—	$39,669
Commercial paper securities	11,340	2	(2)	11,340
Certificates of deposit	2,498	—	—	2,498
Total	53,507	2	(2)	53,507
Marketable securities:
U.S. government-sponsored entity debt securities	26,849	—	(424)	26,425
Commercial paper securities	109,817	5	(455)	109,367
Corporate debt securities	10,981	—	(175)	10,806
Asset-backed securities	44,710	—	(386)	44,324
U.S. treasury bills	12,008	—	—	12,008
Certificate of deposits	43,148	2	(96)	43,054
Total	247,513	7	(1,536)	245,984
Total cash equivalents and marketable securities	$301,020	$9	$(1,538)	$299,491

December 31, 2021
Assets
Cash equivalents:
Money market funds	$119,919	$—	$—	$119,919
Total	119,919	—	—	119,919
Marketable securities:
U.S. government-sponsored entity debt securities	30,700	1	(87)	30,614
Commercial paper securities	105,792	7	(42)	105,757
Corporate debt securities	33,723	1	(42)	33,682
Asset-backed securities	70,807	1	(107)	70,701
Certificate of deposits	45,116	1	(26)	45,091
Total	286,138	11	(304)	285,845
Total cash equivalents and marketable securities	$406,057	$11	$(304)	$405,764
The fair value of marketable securities by contractual maturity were as follows (in thousands):

	June 30, 2022	December 31, 2021
Maturing in one year or less	$211,855	$197,676
Maturing after one year through five years	47,966	88,169
Total	$259,821	$285,845
There were no realized gains and losses on the sales of investments during the three and six months ended June 30, 2022. Realized gains and losses on the sales of investments were insignificant during the three and six months ended June 30, 2021.
The Company manages credit risk associated with its investment portfolio through its investment policy, which limits purchases to high-quality issuers and also limits the amount of its portfolio that can be invested in a single issuer. The Company did not record an allowance for credit losses or other impairment charges related to its marketable securities for the three and six months ended June 30, 2022 and 2021.

The Company had unrealized losses related to its marketable securities for the three and six months ended June 30, 2022 and 2021. The Company had no material unrealized losses, individually and in the aggregate, for marketable securities that are in a continuous unrealized loss position for greater than 12 months as of June 30, 2022 and December 31, 2021. Based on the scheduled maturities of its investments, the Company determined that it was more likely than not that it will hold these investments for a period of time sufficient for a recovery of its cost basis. Total unrealized gains for securities with net gains in accumulated other comprehensive income were not material for the three and six months ended June 30, 2022. The unrealized losses were not attributed to credit risk and were associated with changes in market conditions. The Company periodically reviews its marketable securities for indications of credit losses. The Company considers factors such as the duration, the magnitude and the reason for the decline in value, the potential recovery period, creditworthiness of the issuers of the securities and its intent to sell. For marketable securities, it also considers whether (i) it is more likely than not that the Company will be required to sell the debt securities before recovery of their amortized cost basis, and (ii) the amortized cost basis cannot be recovered as a result of credit losses. No significant facts or circumstances have arisen to indicate that there has been any significant deterioration in the creditworthiness of the issuers of the securities held by the Company. Based on the Company’s review of these securities, including the assessment of the duration and severity of the unrealized losses and the Company’s ability and intent to hold the investments until maturity, the Company determined that no allowance for credit losses related to its marketable securities was required at either June 30, 2022 or December 31, 2021.
NOTE 4—BASIC AND DILUTED NET LOSS PER SHARE
Basic net loss per share attributable to Sangamo Therapeutics, Inc. stockholders has been computed by dividing net loss attributable to Sangamo Therapeutics, Inc. stockholders by the weighted-average number of shares of common stock outstanding during the period. Diluted net loss per share attributable to Sangamo Therapeutics, Inc. stockholders is calculated by dividing net loss attributable to Sangamo Therapeutics, Inc. stockholders by the weighted-average number of shares of common stock outstanding during the period, without consideration of any potential dilutive securities, as their effect would be anti-dilutive.
The total number of shares subject to stock options and restricted stock units (“RSUs”) outstanding and the employee stock purchase plan (“ESPP”) shares reserved for issuance, which are all anti-dilutive, were excluded from consideration in the calculation of diluted net loss per share attributable to Sangamo Therapeutics, Inc. stockholders. Stock options and RSUs outstanding and ESPP shares reserved for issuance as of June 30, 2022 and 2021 totaled 18,682,780 and 16,978,884, respectively.
NOTE 5—MAJOR CUSTOMERS, PARTNERSHIPS AND STRATEGIC ALLIANCES
Novartis Institutes for BioMedical Research, Inc.
On July 27, 2020, the Company entered into a collaboration and license agreement with Novartis Institutes for BioMedical Research, Inc. (“Novartis”) for the research, development and commercialization of gene regulation therapies to treat three neurodevelopmental disorders. Under the agreement, which was effective upon execution, the Company granted Novartis an exclusive, royalty bearing and worldwide license, under its relevant patents and know-how, to develop, manufacture and commercialize certain of its zinc finger protein (“ZFP”) transcription factors (“ZFP-TFs”) targeted to three undisclosed genes that are associated with certain neurodevelopmental disorders, including autism spectrum disorder and intellectual disability. The Company is performing early research activities over the collaboration period for each gene target and manufacture the ZFP-TFs required for such research, costs of which are funded by Novartis. Novartis is responsible for additional research activities, studies enabling investigational new drug applications (“INDs”), clinical development, regulatory approvals, manufacturing of preclinical, clinical and approved products, and global commercialization. Subject to certain exceptions set forth in the agreement, the Company is prohibited from developing, manufacturing or commercializing any therapeutic product targeting any of the three genes that are the subject of the collaboration. Novartis also has the option to license certain of the Company’s proprietary adeno-associated viruses (“AAVs”) for the sole purpose of developing, manufacturing and commercializing licensed products arising from the collaboration.
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
The Company assessed the agreement with Novartis in accordance with ASC Topic 606 and concluded that Novartis is a customer. The Company has identified a single performance obligation within this arrangement as a license to the technology and ongoing research services. The Company concluded that the license is not discrete as it does not have stand-alone value to Novartis apart from the research services to be performed pursuant to the agreement. As a result, the Company recognizes revenue from the upfront payment based on proportional performance of the ongoing research services through the estimated research period. The estimation of progress towards the satisfaction of performance obligation and project cost is reviewed quarterly and adjusted, as needed, to reflect the Company’s current assumptions regarding the timing of its performance obligation. As of June 30, 2022 and December 31, 2021, the Company had a receivable of $2.3 million and $1.9 million, respectively, and deferred revenue of $25.3 million and $40.9 million, respectively, related to this agreement.
Revenues recognized under the agreement were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenue related to Novartis agreement:
Recognition of upfront license fee	$8,622	$7,559	$15,640	$13,759
Research services	2,306	2,022	4,183	3,683
Total	$10,928	$9,581	$19,823	$17,442
The Company paid $1.5 million for financial advisory fees during the year ended December 31, 2020, equal to 2% of $75.0 million received for the upfront license fee related to the collaboration and license agreement with Novartis. The Company recognized $1.5 million as a contract asset as such amount represents a cost of obtaining the agreement. This balance will be amortized and included in general and administrative expenses on a systematic basis consistent with the transfer of the services to Novartis in accordance with ASC Topic 340, Other Assets and Deferred Costs (“ASC Topic 340”). The Company amortized $0.2 million and $0.3 million during the three and six months ended June 30, 2022, respectively, and $0.2 million and $0.3 million during the three and six months ended June 30, 2021, respectively.
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
The Company has identified a single performance obligation within the Biogen collaboration agreement, which is a stand-ready obligation consisting of a series of distinct days of research services, during which Biogen obtains access to the Company’s license and research resources. Revenue from the upfront license fee relates to access to the license and Company’s obligation to stand-ready to perform such research services corresponding to the targets selected by Biogen. As a result of this obligation to perform research services when and if requested throughout the duration of the contract, the upfront license fee and the excess consideration from the stock purchase will be recognized over time on a straight-line basis consistent with the resources expected to be dedicated to providing the research services through April 2027, the estimated period of the obligation. The estimated period of performance is reviewed quarterly and adjusted, as needed, to reflect the Company’s current assumptions regarding the timing of its deliverable. Revenue from the reimbursement by Biogen of shared costs of early research activities performed by Sangamo is recognized as the research services are performed. As of June 30, 2022 and December 31, 2021, the Company had a receivable of $2.3 million and $2.8 million, respectively, and deferred revenue of $139.4 million and $154.0 million, respectively, related to this agreement.
Revenues recognized under the agreement were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenue related to Biogen agreement:
Recognition of license and stand-ready fee	$7,306	$7,306	$14,612	$14,612
Research services	2,746	3,461	6,633	6,605
Total	$10,052	$10,767	$21,245	$21,217

The Company paid $7.0 million for financial advisory fees during the year ended December 31, 2020, equal to 2% of $225.0 million received for the sale of shares and 2% of $125.0 million received for the upfront fee. The fees incurred related to both the collaboration agreement with Biogen and the stock purchase agreement for the sale of shares. The Company believes that the allocation of fees on a relative fair value basis between the two agreements is reasonable. The Company recognized $4.1 million, which represents 2% of the transaction price of $204.6 million, as a contract asset. This balance is amortized and included in general and administrative expenses on a systematic basis consistent with the transfer of the services to Biogen in accordance with ASC Topic 340. The Company amortized $0.1 million and $0.3 million during the three and six months ended June 30, 2022, respectively, and $0.2 million and $0.3 million during the three and six months ended June 30, 2021, respectively. The Company recognized $2.9 million, which represented 2% of the $145.4 million estimated fair value of the equity issued, as a share issuance cost and recorded this amount in equity as a reduction in net proceeds during the year ended December 31, 2020.
Kite Pharma, Inc.
In February 2018, the Company entered into a global collaboration and license agreement with Kite Pharma, Inc. (“Kite”), a Gilead Sciences, Inc. subsidiary, which became effective on April 5, 2018 (“Effective Date”), and was amended and restated in September 2019, for the research, development, and commercialization of potential engineered cell therapies for cancer. In this collaboration, Sangamo is working together with Kite on a research program under which the companies are designing zinc finger nucleases (“ZFNs”) and viral vectors to disrupt and insert certain genes in T-cells and natural killer cells (“NK-cells”) including the insertion of genes that encode chimeric antigen receptors (“CARs”), T-cell receptors (“TCRs”), and NK-cell receptors (“NKRs”) directed to mutually agreed targets. Kite is responsible for all clinical development, manufacturing and commercialization of any resulting products.
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
During the research program term and subject to certain exceptions, the Company is prohibited from researching, developing, manufacturing and commercializing, for the purpose of treating cancer, any cell therapy product that, as a result of ex vivo genome editing, expresses a CAR, TCR or NKR that is directed to a target expressed on or in a human cancer cell. After the research program term concludes and subject to certain exceptions, the Company will be prohibited from developing, manufacturing and commercializing, for the purpose of treating cancer, any cell therapy product that, as a result of ex vivo genome editing, expresses a CAR, TCR or NKR that is directed to a candidate target.
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
The initial research term in the agreement is six years from the Effective Date. Kite has an option to extend the research term for up to two additional one-year periods for a separate upfront fee of $10.0 million per year. All contingent payments under the agreement, when earned, will be non-refundable and non-creditable. In connection with the amendment and restatement of the agreement in September 2019, the Company entered into a new research plan with Kite, with estimated reimbursable service cost of approximately $3.4 million, which is included in the total transaction price. The Company concluded the total transaction price under this agreement is $189.3 million and includes the upfront license fee of $150.0 million and $39.3 million estimated reimbursable service costs for identified research projects over the estimated performance period. Further, the Company concluded the estimated fees for the presumed exercise of the research term extension options and all milestone amounts are fully constrained. As part of its evaluation of the constraint, the Company considered numerous factors, including the fact that achievement of the milestones at this time is uncertain and contingent upon future events which are uncertain at this time. The Company will re-evaluate the transaction price including the estimated variable consideration included in the transaction price and all constrained amounts in each reporting period and as uncertain events are resolved or other changes in circumstances occur. None of the development and sales-based milestone payments have been included in the transaction price.

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
The Company has identified the primary performance obligations within the Kite agreement as: (1) a license to the technology along with the stand-ready obligation to perform research services, and (2) the ongoing research services. Revenue from the upfront license fee relates to access to the license and Company’s obligation to stand-ready to perform such research services as additional targets are selected by Kite. As a result of this obligation to perform research services when and if requested throughout the duration of the contract, the fee for the license and the stand-ready obligation will be recognized over time on a straight-line basis through April 2024, the estimated period of the stand-ready obligation. Revenue from the reimbursable costs related to the integrated service deliverable is recognized as the research services are performed. Related costs and expenses under these arrangements have historically approximated the revenues recognized. The estimated period of performance and project cost is reviewed quarterly and adjusted, as needed, to reflect the Company’s current assumptions regarding the timing of its deliverables. As of June 30, 2022 and December 31, 2021, the Company had a receivable of $0.1 million and $0.1 million, respectively, and deferred revenue of $44.1 million and $56.5 million, respectively, related to this agreement.
Revenues recognized under the agreement were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenue related to Kite agreement:
Recognition of license and stand-ready fee	$6,227	$6,227	$12,386	$12,386
Research services	107	97	256	226
Total	$6,334	$6,324	$12,642	$12,612
Sanofi S.A.
In January 2014, the Company entered into an exclusive worldwide collaboration and license agreement to develop therapeutics for hemoglobinopathies, focused on beta thalassemia and sickle cell disease (“SCD”). The agreement was originally signed with BIMA, who subsequently assigned it to Bioverativ Inc., which was later acquired by Sanofi. Under the agreement, the Company was originally jointly conducting two research programs: a beta thalassemia program, which was discontinued in the third quarter of 2021, and the SCD program, which resulted in the development of SAR445136 (now known as BIVV003), a ZF nuclease, gene-edited cell therapy product candidate for the treatment of SCD, which remains active. In December 2021, Sanofi notified the Company of its termination for convenience, effective June 28, 2022 (the “Termination Date”), of the collaboration agreement.
In the SCD program, the Company and Sanofi were jointly responsible for research and development activities prior to filing of an IND, but Sanofi was responsible for subsequent worldwide clinical development, manufacturing and commercialization of licensed products developed under the agreement. Subject to the terms of the agreement, the Company had granted Sanofi an exclusive, royalty-bearing license, with the right to grant sublicenses, to use certain ZFP and other technology controlled by the Company for the purpose of researching, developing, manufacturing and commercializing licensed products developed under the agreement. The Company had also granted Sanofi a non-exclusive worldwide, royalty-free fully paid license with the right to grant sublicenses, under the Company’s interest in certain other intellectual property developed pursuant to the agreement. During the term of the agreement, the Company was not permitted to research, develop, manufacture or commercialize, outside of the agreement, certain gene therapy products that target genes relevant to the licensed products.
Under the agreement, the Company received an upfront license fee of $20.0 million and was eligible to receive up to $115.8 million in payments upon the achievement of specified clinical development and regulatory milestones, as well as up to $160.5 million in payments upon the achievement of specified sales milestones. The total amount of potential regulatory, clinical development, and sales milestone payments, assuming the achievement of all specified milestones in the agreement, was up to $276.3 million. In addition, the Company was to receive royalty payments for each licensed product that are a tiered double-digit percentage of annual net sales of each product. Sanofi was to reimburse Sangamo for agreed upon costs incurred in connection with research and development activities conducted by Sangamo. To date, a $6.0 million milestone has been achieved related to ST‑400 for beta thalassemia and another $7.5 million milestone has been achieved related to SCD, however no products have been approved and therefore no royalty fees have been or will be earned under the Sanofi agreement.
In its termination notice to the Company, Sanofi indicated that its termination relates to Sanofi’s change in strategic direction to focus on allogeneic universal genomic medicine approaches rather than autologous personalized cell therapies. As of the Termination Date, the collaboration agreement was terminated in its entirety and following the Termination Date, the

Company will not be entitled to receive any further milestone payments or royalties from Sanofi. As of the Termination Date, Sanofi has no further obligations under the collaboration agreement to develop or to fund the development of any collaboration research programs under the collaboration agreement.
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
The Company assessed the agreement with Sanofi in accordance with ASC Topic 606 and concluded that Sanofi is a customer. The Company identified the performance obligations within this arrangement as a license to the technology and ongoing research services activities. The Company concluded that the license was not discrete as it did not have stand-alone value to Sanofi apart from the research services to be performed pursuant to the agreement. As a result, the Company recognized revenue from the upfront payment based on proportional performance of the ongoing research services through June 28, 2022, the period during which the Company performed research services pursuant to the agreement. The estimation of progress towards the satisfaction of performance obligation and project cost was reviewed quarterly and adjusted, as needed, to reflect the Company’s then-current assumptions regarding the timing of its deliverables. Related costs and expenses under these arrangements have historically approximated the revenues recognized. As of June 30, 2022 and December 31, 2021, the Company had a receivable of $1.1 million and $0.6 million, respectively, related to this agreement. Deferred revenue related to this agreement was zero and $1.1 million as of June 30, 2022 and December 31, 2021, respectively.
Revenues recognized under the agreement were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenue related to Sanofi agreement:
Recognition of upfront fee	$366	$206	$677	$433
Research services	1,148	613	2,126	1,292
Milestone achievement	247	138	457	292
Total	$1,761	$957	$3,260	$2,017
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
The Company assessed the agreement with Pfizer in accordance with ASC Topic 606 and concluded that Pfizer is a customer. The total transaction price under this agreement was $134.0 million, which represented the upfront fee and research services fees of $79.0 million and fees related to two achieved milestones in an aggregate amount of $55.0 million. Sangamo was responsible for internal and external research costs as part of the upfront fee and had the ability to request additional reimbursement from Pfizer if certain conditions were met. None of the constrained clinical or regulatory milestones were included in the transaction price. As part of its evaluation of the constraint, the Company considered numerous factors, including the fact that achievement of the milestones at the time was uncertain and contingent upon future periods when the uncertainty related to the variable consideration is resolved. The Company will re-evaluate the transaction price, including its estimated variable consideration included in the transaction price and all constrained amounts, in each reporting period and as uncertain events are resolved or other changes in circumstances occur.
The Company has identified the performance obligations within the agreement as a license to the technology and ongoing research services. The Company concluded that the license is not discrete as it does not have stand-alone value to Pfizer apart from the research services to be performed by the Company pursuant to the agreement. As a result, the Company recognized revenue from the upfront payment based on proportional performance of the ongoing research services through 2020, the period during which the Company performed research services. The estimation of progress towards the satisfaction of its performance obligation and project cost was reviewed quarterly and adjusted, as needed, to reflect the Company’s assumptions regarding the timing of its deliverables.
In December 2020, the Company satisfied the deliverables and research services responsibilities within the arrangement. As a result, the Company recognized the remaining deferred revenue from the upfront payment in December 2020 and no revenues have been recognized during the three and six months ended June 30, 2022 and 2021.
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
The Company assessed the agreement with Pfizer in accordance with ASC Topic 606 and concluded that Pfizer was a customer. The Company concluded the total transaction price under this agreement was $17.0 million, which represented the upfront fees of $12.0 million and fees related to achievement of one milestone in the amount of $5.0 million. None of the constrained clinical or regulatory milestones were included in the transaction price. As part of its evaluation of the constraint, the Company considered numerous factors, including the fact that achievement of the milestones at the time was uncertain and contingent upon future periods when the uncertainty related to the variable consideration is resolved. The Company will evaluate the transaction price, including its estimated variable consideration included in the transaction price and all constrained amounts, in each reporting period and as uncertain events are resolved or other changes in circumstances occur.
The Company had identified the performance obligations within this agreement as a license to the technology and ongoing research services. The Company concluded that the license is not discrete as it does not have stand-alone value to Pfizer apart from the services to be performed by the Company pursuant to the agreement. As a result, the Company recognized revenue from the upfront payment based on proportional performance of the ongoing research services through 2020, the period the Company performed research services.
The Company satisfied the deliverables and research services responsibilities within the arrangement in September 2020, and as a result, earned a $5.0 million milestone, which the Company recognized on a cumulative basis during the year ended December 31, 2020. In addition, the Company recognized the remaining deferred revenue from the upfront payment in September 2020 and no revenues have been recognized during the three and six months ended June 30, 2022 and 2021.
NOTE 6—STOCK-BASED COMPENSATION
The following table shows total stock-based compensation expense included in the Condensed Consolidated Statements of Operations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Research and development	$4,591	$5,458	$9,261	$9,710
General and administrative	3,327	4,025	6,348	7,297
Total stock-based compensation expense	$7,918	$9,483	$15,609	$17,007

NOTE 7—STOCKHOLDERS’ EQUITY
At-the-Market Offering Agreement
In August 2020, the Company entered into an Open Market Sale Agreement℠ with Jefferies LLC (“Jefferies”) with respect to an at-the-market offering program under which the Company may offer and sell, from time to time at its sole discretion, shares of the Company’s common stock having an aggregate offering price of up to $150.0 million through Jefferies as the Company’s sales agent or principal. The Company is not obligated to sell any shares under the sales agreement. During the three and six months ended June 30, 2022, the Company sold 6,228,666 shares of its common stock for net proceeds of approximately $24.3 million, of which approximately $2.3 million was received in July 2022 and recorded within prepaid expenses and other current assets on the Company’s Condensed Consolidated Balance Sheet as of June 30, 2022. During the three and six months ended June 30, 2021, the Company sold 770,465 and 1,805,227 shares of its common stock for net proceeds of approximately $9.1 million, and $24.7 million, respectively, of which approximately $2.5 million was received in July 2021 and recorded within prepaid expenses and other current assets on the Company’s Condensed Consolidated Balance Sheet as of June 30, 2021.
NOTE 8—INCOME TAXES
The Company’s provision for income taxes for interim periods is determined using an estimate of its annual effective tax rate, adjusted for discrete items, if any, that arise during the period. Each quarter, the Company updates its estimate of the annual effective tax rate, and if the estimated annual effective tax rate changes, the Company makes a cumulative adjustment in such period. During the six months ended June 30, 2022 and 2021, the Company recorded income tax expense of $0.1 million and $0.3 million, respectively. The income tax expense during the three months ended June 30, 2022 and 2021 was immaterial.
The Company continues to maintain a full valuation allowance on its U.S. federal and state net deferred tax assets and on the Sangamo France net deferred tax assets, as the Company believes it is not more likely than not that these benefits will be realized. The tax expense for the three and six months ended June 30, 2022 was primarily due to foreign income tax expense.
The Coronavirus Aid, Relief, and Economic Security Act, enacted on March 27, 2020, provided an Employee Retention Credit (“ERC”), which is a refundable payroll tax credit that encouraged businesses to keep employees on the payroll during the COVID-19 pandemic. Eligible employers could qualify for up to $5,000 of credit for each employee based on certain wages paid after March 12, 2020 and before January 1, 2021 and extended to September 30, 2021. Based on the Company’s evaluation of this provision and the significant pandemic-related impacts on the operations, the Company recognized $2.6 million and $3.0 million of ERC for the three and six months ended June 30, 2022, respectively, within interest and other income, net in Condensed Consolidated Statement of Operations upon filing for the refund in January and April 2022. No refund has been received during the three and six months ended June 30, 2022 and the amount has been recorded within prepaid expenses and other current assets on the Company’s Condensed Consolidated Balance Sheet as of June 30, 2022.

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
Clinical Programs Updates:
•Fabry Disease: Isaralgagene civaparvovec, also known as ST-920, is our wholly-owned gene therapy product candidate for the treatment of Fabry disease and is currently being evaluated in our Phase 1/2 STAAR clinical study. In the second quarter, the Safety Monitoring Committee endorsed progressing the study from the dose escalation phase into the expansion phase at the dose level of 5e13 vg/kg. Enzyme replacement therapy, or ERT, withdrawal was completed for an additional two previously dosed patients, with no reports to date that the resumption of ERT is required in any of the four patients who have now been withdrawn from ERT. Discussions are in progress to withdraw the fifth and final patient in the dose escalation phase from ERT. A total of 16 study sites are open and recruiting, including the first sites in Canada, Italy and Australia. We are preparing to dose two additional patients imminently in the STAAR study, and have multiple patients in screening, including both male and female candidates. We also continue to actively plan for a potential pivotal Phase 3 trial and are engaging with health authorities, patient advocacy groups and investigators. We plan to provide updated results from the STAAR study in the second half of 2022, including at the Society for the Study of Inborn Errors of Metabolism (SSIEM) Annual Symposium, taking place August 30‑September 2, 2022.
•Sickle Cell Disease: BIVV003, formerly known as SAR445136, is our zinc finger nuclease, or ZF nuclease, gene-edited autologous cell therapy product candidate for the treatment of sickle cell disease, or SCD, and is currently being evaluated in our Phase 1/2 PRECIZN-1 clinical study. On June 28, 2022, we completed the transition back to Sangamo of the rights and obligations of Sanofi S.A., or Sanofi, under our collaboration agreement with Sanofi. The manufacturing of product candidates using improved methods has progressed in the Phase 1/2 study. These improved manufacturing methods have been shown in internal experiments to increase the number of long-term progenitor cells in the final product. We plan to dose the next patient in this study in the third quarter of 2022 with a product candidate manufactured using such improved methods and expect to present updated data in the second half of 2022. We continue to undertake enabling activities for a potential Phase 3 trial. Also this quarter, an investigator reported a serious adverse event, or SAE, of sickle cell anemia with a vaso‑occlusive crisis, 16 months after infusion in the same patient that previously experienced the same SAE nine months post infusion, as previously announced. This patient had achieved the lowest level of fetal hemoglobin post-infusion of the first four treated patients in this study, and is the only treated patient to date who has experienced a SCD‑related SAE after infusion.
•Renal Transplant Rejection: TX200 is our wholly-owned Chimeric Antigen Receptor, or CAR, engineered regulatory T cell, or CAR-Treg, cell therapy product candidate for the prevention of immune-mediated rejection in HLA-A2 mismatched kidney transplantation from a living donor and is currently being evaluated in our Phase 1/2 STEADFAST clinical study. The product candidate continues to be well tolerated after more than four months following dosing, with no treatment related adverse events reported. We have completed manufacturing of the dose for the second patient in the STEADFAST study, who recently received a kidney transplant. We expect to dose this patient later in the third quarter of 2022. We expect to complete dosing of the first cohort, comprised of three patients, by the end of 2022. The European

Commission granted Orphan Medicinal Product Designation to TX200 for treatment in solid organ transplantation, following a positive opinion from the European Medicines Agency’s Committee for Orphan Medicinal Products.
•Hemophilia A: Giroctocogene fitelparvovec, also known as SB-525, is a gene therapy product candidate for the treatment of moderately severe to severe hemophilia A and is the subject of the registrational Phase 3 AFFINE clinical trial. We are developing giroctocogene fitelparvovec with our collaborator Pfizer Inc., or Pfizer. Pfizer has advised us that it continues to expect to resume the dosing of additional patients in the AFFINE trial in the third quarter of 2022, with a pivotal data readout estimated by Pfizer in late 2023 or early 2024. Over 50% of the patients have been enrolled in the Phase 3 AFFINE trial.
Preclinical Programs
Our preclinical development is focused in two innovative priority areas: (i) CAR-Treg cell therapies for autoimmune disorders and (ii) genome engineering for neurological diseases. Indications for our preclinical programs include neurodevelopmental disorders, cancer, inflammatory bowel disease, tauopathies and neurodegenerative diseases such as amyotrophic lateral sclerosis, multiple sclerosis, and Huntington’s disease, some of which we are developing with our collaborators Biogen MA, Inc. and Biogen International GmbH, which we refer to together as Biogen, Novartis Institutes for BioMedical Research, Inc., or Novartis, Pfizer, and Takeda Pharmaceutical Company Limited.
Collaborations
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
In-House Manufacturing
We believe that our in-house manufacturing capacity provides us a competitive advantage. We currently operate an adeno-associated virus, or AAV, manufacturing facility in our Brisbane, California headquarters and cell therapy manufacturing facilities in Brisbane, California and Valbonne, France. Our manufacturing strategy is to provide greater flexibility, quality and control to our product candidate pipeline by building a balanced and necessary capacity achieved through our in-house manufacturing, contract manufacturing organizations, or CMOs, and partnerships; investing in manufacturing processes and analytics; and developing a strong supply chain.
For additional information regarding our business, see “Business” in Part I, Item 1 of the 2021 Annual Report.
Impacts of the Ongoing COVID-19 Pandemic
We have experienced and continue to experience impacts from the ongoing and evolving COVID-19 pandemic on our business and operations and could continue to experience these or potentially more severe impacts as the pandemic evolves in the United States, France, the United Kingdom and locations of our clinical studies and trials, such as the new sites for our STAAR study in Canada, Italy and Australia. For example, we have experienced periodic short-term disruptions to our onsite operations while addressing positive cases of COVID-19 by onsite workers and clinical trial patients, and our operations could experience longer term disruptions in the future in the event of a significant outbreak of COVID-19 among our onsite workers or clinical trial patients. Moreover, from time to time, we have been required to reorganize and prioritize our resources to mitigate moderate COVID-19 impacts arising from travel restrictions, density restrictions and supply constraints. If our programs encounter longer-term disruptions, it could impact our ability to support our biopharmaceutical partners as contemplated in our collaboration agreements and could result in adjustments to our timelines.
Additionally, our Phase 1/2 STAAR clinical study evaluating isaralgagene civaparvovec has experienced and continues to experience delays in its timeline due in part to COVID-19 impacts and the diversion of healthcare resources to fight the pandemic. For example, we have experienced delays in recruiting, enrolling and dosing patients for this study, due in part to the hesitation of patients to travel by plane to trial sites not within driving distance and to enter medical facilities during the pandemic and also due in part to trial sites prioritizing COVID-19 clinical care over research activities such as the STAAR study. The study has also experienced delays when certain patients have decided to take the COVID-19 vaccine or tested positive for COVID-19 prior to enrollment or dosing in the study, and when certain patient candidates decided not to take the COVID-19 vaccine, which disqualified them from study participation. Moreover, we had experienced some short-term delays in sourcing the necessary raw materials to manufacture supplies for the STAAR study and in transporting clinical trial materials due to COVID-19 impacts. We estimated that these challenges set back our initial STAAR study timelines by approximately three to six months. Clinical timelines for this study could be revised again if COVID-19 impacts to our recruitment, screening, enrollment and dosing of patients and to our sourcing of raw materials for this study intensify because of vaccination delays, new COVID-19 variants or unexpected events.
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
Going forward, we will continue to monitor the impact of COVID-19 on our operations, research commitments and clinical trials and those of our collaborators, clinical trial sites and CMOs. The magnitude of these impacts will depend, in part, on the length and severity of the COVID-19 pandemic and related government orders and restrictions, and how the pandemic limits the ability of us and our business partners to operate business in the ordinary course. Disruptions to these operations, and possibly more severe disruptions in the future that could arise due to restrictions applicable in the places we operate or our industry generally or to us and our facilities specifically, could impede our ability to conduct research in a timely manner, comply with our research obligations to our collaborators and advance the development of our therapeutic programs. These delays and disruptions could result in adverse material impacts to our business, operating results and financial condition.
We do not anticipate any material negative impact on our financial condition in 2022 as a result of the COVID-19 pandemic. We believe we are well positioned financially in the near term to execute on our wholly-owned and partnered research and clinical programs. As of June 30, 2022, we had $363.7 million in cash, cash equivalents, and marketable securities. Although we believe we are well-capitalized currently, the effects of the evolving pandemic (along with the effects of war in Ukraine, inflation, climate change, rising interest rates and other economic uncertainty and volatility) could result in further disruption of global financial markets, impairing our ability to access capital, which could negatively affect our liquidity in the future. We do not currently anticipate any material impairments to the valuation of the financial assets or goodwill on our balance sheet as a result of the COVID-19 pandemic. We do not believe that the remote workplace arrangements we have implemented for our office-based employees have affected our financial reporting or control systems.
The extent to which the COVID-19 pandemic will impact our business, operations and financial condition, either directly or indirectly, will depend on future developments that remain highly uncertain at the present time. These developments include the ultimate duration and severity of the pandemic, the impacts of new COVID-19 variants, travel restrictions, new public health restrictions in the United States, France, the United Kingdom and other countries, business closures or business disruptions and the effectiveness and timeliness of actions taken in the United States, France, the United Kingdom and other countries to contain and treat the disease, including the effectiveness and timing of vaccination programs. The surge of new variants of the virus, including the recent Omicron variant and its subvariants, has resulted and may in the future result in the return of prior, or imposition of new, orders and restrictions. As our understanding of events evolves and additional information becomes available, we may materially change our guidance relating to our revenues, expenses and timelines for manufacturing, clinical trials and research and development.
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
We expect to continue to devote substantial resources to research and development in the future and expect research and development expenses to increase in the next several years if we are successful in advancing our product candidates from research stage through clinical trials. Pursuant to the terms of our agreements with Biogen, Kite Pharma, Inc., or Kite, and Novartis, certain expenses related to research and development activities will be reimbursed to us. The reimbursement funds to be received from Biogen, Kite, Novartis, and Pfizer will be recognized as revenue as the related costs are incurred and collection is reasonably assured.

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
There have been no significant changes in our critical accounting policies and estimates during the three and six months ended June 30, 2022, as compared to the critical accounting policies and estimates disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Part II, Item 7 of the 2021 Annual Report.
Results of Operations for the Three and Six Months Ended June 30, 2022 and 2021
Revenues

	Three Months Ended June 30,				Six Months Ended June 30,
	(in thousands, except percentage values)				(in thousands, except percentage values)
	2022	2021	Change	%	2022	2021	Change	%
Revenues	$29,378	$27,872	$1,506	5%	$57,609	$54,152	$3,457	6%
Total revenues primarily consisted of revenues from collaboration agreements. We anticipate revenues over the next several years will be derived primarily from our collaboration agreements with Biogen, Novartis, Kite, and Pfizer as we continue to recognize upfront and milestone payments received under such agreements over time.
The increase of $1.5 million in revenues for the three months ended June 30, 2022, compared to the same period in 2021, was primarily attributed to an increase of $1.3 million in revenue related to our collaboration agreement with Novartis, and an increase of $0.8 million in revenue related to our collaboration agreement with Sanofi. These increases were partially offset by a decrease of $0.7 million in revenue related to our collaboration agreement with Biogen.
The increase of $3.5 million in revenues for the six months ended June 30, 2022, compared to the same period in 2021, was primarily attributed to an increase of $2.4 million in revenue related to our collaboration agreement with Novartis, and an increase of $1.2 million in revenue related to our collaboration agreement with Sanofi.
Operating expenses

	Three Months Ended June 30,				Six Months Ended June 30,
	(in thousands, except percentage values)				(in thousands, except percentage values)
	2022	2021	Change	%	2022	2021	Change	%
Operating expenses:
Research and development	$60,019	$60,086	$(67)	0%	$118,603	$116,520	$2,083	2%
General and administrative	15,093	16,486	(1,393)	(8%)	30,001	32,634	(2,633)	(8%)
Total operating expenses	$75,112	$76,572	$(1,460)	(2%)	$148,604	$149,154	$(550)	0%
Research and Development Expenses
Research and development expenses consisted primarily of compensation related expenses including stock-based compensation, laboratory supplies, preclinical and clinical studies costs, clinical supply manufacturing costs, contracted research, and facilities and information technology expenses.
Research and development expenses remained consistent for the three months ended June 30, 2022, compared to the same period in 2021. There was an increase of $2.6 million in facilities and information technology costs driven by overall cost increases and reassignment of additional space to our research and development departments to progress projects, and an increase in travel and entertainment expenses. These increases were partially offset by a decrease of $2.0 million in preclinical, clinical and lab supply expenses due to the timing of certain research and development activities. Stock-based compensation expense included in research and development expenses was $4.6 million and $5.5 million for the three months ended June 30, 2022 and 2021, respectively.
The increase of $2.1 million in research and development expenses for the six months ended June 30, 2022, compared to the same period in 2021, was primarily driven by higher facilities and information technology costs of $5.1 million driven by overall cost increases and reassignment of additional space to our research and development departments to progress projects, and an increase in travel and entertainment expenses. These increases were partially offset by a decrease of $3.4 million in preclinical, clinical and lab supply expenses due to the timing of certain research and development activities. Stock-based compensation expense included in research and development expenses was $9.3 million and $9.7 million for the six months ended June 30, 2022 and 2021, respectively.
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
General and Administrative Expenses
General and administrative expenses consist primarily of compensation related expenses including stock-based compensation for executive, legal, finance and administrative personnel, professional fees, facilities and information technology expenses, and other general corporate expenses.
The decrease of $1.4 million in general and administrative expenses for the three months ended June 30, 2022, compared to the same period in 2021, was primarily due to a $1.7 million decrease in allocated costs attributable to reassignment of additional space to our research and development departments to progress projects, partially offset by an increase in travel and entertainment expenses, and legal and professional fees. Stock-based compensation expense included in general and administrative expenses was $3.3 million and $4.0 million for the three months ended June 30, 2022 and 2021, respectively.
The decrease of $2.6 million in general and administrative expenses for the six months ended June 30, 2022, compared to the same period in 2021, was primarily due to a $3.1 million decrease in allocated costs attributable to reassignment of additional space to our research and development departments to progress projects, and a decrease of $0.9 million in stock-based compensation expense. These decreases were partially offset by an increase in facilities and information technology expenses, legal and professional fees, and travel and entertainment expenses. Stock-based compensation expense included in general and administrative expenses was $6.3 million and $7.3 million for the six months ended June 30, 2022 and 2021, respectively.
As we continue to build out our product portfolio and advance our product candidates into the clinic, we expect higher general and administrative expenses to support the growth of the business.

Interest and other income, net
Interest and other income, net, increased by $1.1 million for the three months ended June 30, 2022, compared to the same period in 2021, as we benefited from $2.6 million of Employee Retention Credit under the Coronavirus Aid, Relief, and Economic Security Act, or CARES Act, and an increase of $0.3 million in interest income reflecting increase in market interest rates. These increases were partially offset by a decrease of $2.0 million related to fluctuations in foreign exchange rates.
Interest and other income, net, increased by $1.8 million for the six months ended June 30, 2022, compared to the same period in 2021, as we benefited from $3.0 million of Employee Retention Credit under the CARES Act, an increase of $0.2 million in interest income reflecting increase in market interest rates, and a decrease in interest expense of $0.4 million related to dissolution of the repayment obligation of a grant from California Institute for Regenerative Medicine associated with the discontinuation of the ST-400 program in 2021. These increases were partially offset by a decrease of $1.8 million related to fluctuations in foreign exchange rates.
Liquidity and Capital Resources
Liquidity
Since inception, we have incurred significant net losses and we have funded our operations primarily through the issuance of equity securities, payments from corporate collaborators and strategic partners and research grants.
As of June 30, 2022, we had cash, cash equivalents, and marketable securities totaling $363.7 million, compared to $464.7 million as of December 31, 2021. Our most significant use of capital was for employee compensation and external research and development expenses, including manufacturing, clinical trials and preclinical activity related to our therapeutic programs. Our cash and investment balances are held in a variety of interest-bearing instruments, including U.S. government-sponsored entity debt securities, commercial paper securities, money market funds, corporate debt securities, asset-backed securities and certificates of deposit. Cash in excess of immediate requirements is invested in accordance with our investment policy with a view toward capital preservation and liquidity.
In August 2020, we entered into an Open Market Sale Agreement℠, or the sales agreement, with Jefferies LLC, providing for the sale of up to $150.0 million of our common stock from time to time in “at-the-market” offerings under an existing shelf registration statement. During the six months ended June 30, 2022, we sold 6,228,666 shares of our common stock under the sales agreement for net proceeds of approximately $24.3 million, of which approximately $2.3 million was received in July 2022 and recorded within prepaid expenses and other current assets on our Condensed Consolidated Balance Sheet as of June 30, 2022. Subsequently, we sold 4,223,701 shares of our common stock under the sales agreement for net proceeds of approximately $18.8 million from July 1, 2022 to August 3, 2022.
While we expect our rate of cash usage to increase in the future, in particular to support our product development endeavors, we currently believe that our available cash, cash equivalents, and marketable securities and expected revenues from collaborations and strategic partnerships will be adequate to fund our currently planned operations through at least the next 12 months from the date our Condensed Consolidated Financial Statements are issued. We expect to raise additional capital through additional collaborative agreements and/or the sale of additional equity or debt financing to fund our future needs beyond the next 12 months. During this period of uncertainty and volatility, we will continue to monitor our liquidity.
Cash Flows
Operating activities
Net cash used in operating activities was $113.0 million for the six months ended June 30, 2022, primarily reflecting our net loss of $87.2 million, a decrease in deferred revenues of $43.8 million, a decrease in accrued compensation and employee benefits by $6.6 million, an increase in prepaid expenses and other assets by $5.0 million, and a decrease in lease liabilities by $2.1 million. These decreases were partially offset by $25.8 million of non-cash expenses related to stock-based compensation, depreciation and amortization, amortization of premium on marketable securities, and amortization of operating lease right-of-use assets and a $5.8 million increase in accounts payable and other accrued liabilities.
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

Investing activities
Net cash provided by investing activities was $30.1 million for the six months ended June 30, 2022, related to maturities of marketable securities of $168.3 million, partially offset by purchases of marketable securities of $129.9 million, and $8.3 million from purchases of property and equipment.
Net cash provided by investing activities for the six months ended June 30, 2021 was $134.6 million, mostly related to maturities of marketable securities of $323.1 million and sale of marketable securities of $6.9 million, partially offset by purchases of marketable securities of $180.0 million, and purchases of property and equipment of $15.2 million.
Financing activities
Net cash provided in financing activities was $21.3 million for the six months ended June 30, 2022, mostly related to $22.5 million of proceeds from the at-the-market offering, net of offering expenses of $0.6 million, and proceeds from purchases of common stock under the employee stock purchase plan of $1.1 million, partially offset by taxes paid related to net share settlement of equity awards of $1.8 million.
Net cash provided by financing activities was $25.3 million for the six months ended June 30, 2021, mostly related to $22.9 million of proceeds from the at-the-market offering, net of offering expenses of $0.7 million, and proceeds from the exercise of stock options and purchases under the employee stock purchase plan of $5.8 million, partially offset by taxes paid related to net share settlement of equity awards of $2.7 million.
Operating Capital and Capital Expenditure Requirements
We anticipate continuing to incur operating losses for at least the next several years. Although we believe we are well capitalized currently, the effects of the ongoing COVID-19 pandemic, war in Ukraine, inflation, rising interest rates and other economic uncertainty and volatility could result in significant disruption of global financial markets, impairing our ability to access capital, which could in the future negatively affect our liquidity. Future capital requirements beyond the next 12 months will be substantial, and we will need to raise substantial additional capital to fund the development, manufacturing and potential commercialization of our product candidates through additional collaboration agreements and/or equity or debt financing. In addition, as we focus our efforts on proprietary human therapeutics, we will need to seek FDA approvals of our product candidates, a process that could cost in excess of hundreds of millions of dollars per product. We regularly consider fund-raising opportunities and may continue to decide, from time to time, to raise additional capital based on various factors, including market conditions and our plans of operation. Additional capital may not be available on terms acceptable to us, or at all. If adequate funds are not available, or if the terms of potential funding sources are unfavorable, our business and our ability to advance our product candidate pipeline would be harmed. Furthermore, any sales of additional equity securities, including additional sales pursuant to our at-the-market offering program, may result in dilution to our stockholders, and any debt financing may include covenants that restrict our business.
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

Contractual Obligations
Our future minimum contractual obligations as of December 31, 2021 were reported in the 2021 Annual Report. During the six months ended June 30, 2022, there have been no other material changes outside the ordinary course of our business from the contractual obligations previously disclosed in our 2021 Annual Report.
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
The securities in our investment portfolio are not leveraged and are classified as available-for-sale. The majority of these available-for-sale securities are short-term in nature and subject to minimal interest rate risk. Our investments currently consist of U.S. government-sponsored entity debt securities, commercial paper securities, corporate debt securities, asset-backed securities and certificates of deposit. Our investment policy, approved by our Board of Directors, limits the amount we may invest in any one type of investment issuer, thereby reducing credit risk concentrations. All investments are carried at market value, which approximates cost. We do not use derivative financial instruments in our investment portfolio. Our market risks at June 30, 2022 have not changed materially from those discussed in Item 7A of our 2021 Annual Report.
Foreign Currency Exchange Risk
We have operations in the United States as well as in Europe. The functional currency of each foreign subsidiary is the local currency. We are exposed to foreign currency risk, primarily through operations of our subsidiaries in Europe which conduct business primarily in Euros. We record gains and losses within our stockholders’ equity due to the translation of our subsidiaries’ financial statements into U.S. dollars. Our foreign currency exchange risk at June 30, 2022 has not changed materially from that discussed in Item 7A of our 2021 Annual Report.
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
Under the supervision of our principal executive officer and principal financial officer, we evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of June 30, 2022. Based on that evaluation, as of June 30, 2022, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level.
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
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
•potential additional delays related to the evolving COVID-19 global pandemic and the diversion of healthcare resources to fight the pandemic, including the decision of certain patients to take COVID-19 vaccines, certain patients testing positive for COVID-19 prior to enrolling or dosing in the study, and certain patient candidates being disqualified from study participation because they would not take the COVID-19 vaccine;
•delays or interruptions related to voluntary pauses of our clinical trials or those of our collaborators, such as the voluntary pause in enrolling and dosing additional patients in the Phase 3 AFFINE trial of giroctocogene fitelparvovec;
•the imposition of clinical holds by regulatory authorities on our clinical trials or those of our collaborators, such as the prior clinical hold imposed – and since lifted – by the FDA on the Phase 3 AFFINE trial of giroctocogene fitelparvovec, and the potential inability of Sangamo and our collaborators to lift clinical holds imposed by regulatory authorities in a timely manner or on acceptable terms, or at all;
•delays or difficulties we may experience in enrolling and dosing additional patients in our Phase 1/2 PRECIZN-1 study now that we have completed the transition back to Sangamo of the rights and obligations of Sanofi under our collaboration agreement;
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
The timing of our clinical trials depends on our ability to recruit patients to participate as well as completion of required follow-up periods. There are also a number of other product candidates in development by our competitors, who compete for the same limited patient populations. If we are not able to enroll the necessary number of patients in a timely manner, we may not be able to complete our clinical trials on our desired timelines or at all, which could negatively impact the competitive position and commercial viability of our product candidates or delay or reduce the product revenues, milestone payments or royalty payments we expect to earn from our product candidates. For example, we have experienced delays and challenges in recruiting, screening, enrolling and dosing patients for our Phase 1/2 STAAR clinical study evaluating isaralgagene civaparvovec, our wholly-owned gene therapy product candidate for the treatment of Fabry disease, due to challenges related to the COVID-19 pandemic, patients testing positive for COVID-19, patients reconsidering their participation in the study and the limited number of screening sites, among other reasons. Our Phase 1/2 STEADFAST clinical study evaluating TX200 has experienced similar delays and challenges. In addition, we and Pfizer also announced that some of the patients treated in the Phase 3 AFFINE trial of giroctocogene fitelparvovec have experienced FVIII activity greater than 150% following treatment, and that Pfizer decided to voluntarily pause screening and dosing of additional patients in this trial to implement a proposed protocol amendment intended to provide guidelines for the clinical management of elevated FVIII levels. Subsequent to the voluntary pause, the FDA put this trial on clinical hold and then in March 2022, the FDA lifted the clinical hold. While the FDA has lifted the clinical hold, the voluntary pause initiated by Pfizer will remain in place until all necessary conditions are met, including but not limited to the approval of updated clinical trial protocols by applicable regulatory authorities. Accordingly, although Pfizer advised us that it continues to expect to resume the dosing of additional patients in the Phase 3 AFFINE trial in the third quarter of 2022, we cannot assure you that the conditions necessary to resume dosing patients the Phase 3 AFFINE trial will be met in a timely manner, or at all, or that the dosing of additional patients in the trial will restart promptly following any approvals of the updated clinical trial protocols, or at all, or that the presentation of data from such trial will be published in a timely manner, if at all.
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
Unfavorable global economic conditions, including as a result of the ongoing military action by Russia in Ukraine, could have a negative impact on our operations, which could materially and adversely affect our business, financial condition, results of operations, prospects and market price of our common stock.
On February 24, 2022, Russian forces launched significant military action against Ukraine, and sustained conflict and disruption in the region is possible. The impact to Ukraine as well as actions taken by other countries, including new and stricter sanctions imposed by Canada, the United Kingdom, the European Union, the United States. and other countries and companies and organizations against officials, individuals, regions, and industries in Russia and Ukraine, and actions taken by Russia in response to such sanctions, and responses of countries and political bodies to such sanctions, tensions, and military actions and the potential for more widespread conflict, have resulted in supply chain disruptions, and resulting increases in inflation, financial market volatility and capital markets disruption, potentially increasing in magnitude, and such effects on the global economy and financial markets could affect our business, operations, operating results and financial condition as well as the price of our common stock and our ability to raise additional capital when needed on acceptable terms. In addition, any or all of these effects could disrupt our and our collaborators’ supply chains and adversely affect our and our collaborators’ ability to conduct ongoing and future clinical trials of our product candidates. The extent and duration of the military action, sanctions and resulting economic, market and other disruptions are impossible to predict, but could be substantial. Any such disruptions may magnify the impact of the other risks described in the 2021 Annual Report.
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

3.3		Fourth Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed December 15, 2020).

10.1		Amended and Restated 2018 Equity Incentive Plan of Sangamo Therapeutics, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed May 25, 2022).

31.1+		Rule 13a — 14(a) Certification of Principal Executive Officer.

31.2+		Rule 13a — 14(a) Certification of Principal Financial Officer.

32.1+	*	Certifications Pursuant to 18 U.S.C. Section 1350.

101.INS		XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH		Inline XBRL Taxonomy Extension Schema Document

101.CAL		Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF		Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB		Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE		Inline XBRL Taxonomy Extension Presentation Linkbase Document

104		The cover page from Sangamo’s Quarterly Report on Form 10-Q for the three months ended June 30, 2022 is formatted in Inline XBRL and it is contained in Exhibit 101
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
Dated: August 4, 2022

SANGAMO THERAPEUTICS, INC.

/s/ ALEXANDER D. MACRAE
Alexander D. Macrae
President and Chief Executive Officer
(Principal Executive Officer)

/s/ PRATHYUSHA DURAIBABU
Prathyusha Duraibabu
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)