Form 10-Q
period 2022-09-30
SANGAMO THERAPEUTICS, INC
filed 2022-11-03
CIK 1001233

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________
FORM 10-Q
________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐     No   ☒
As of October 31, 2022, 163,880,007 shares of the issuer’s common stock, par value $0.01 per share, were outstanding.

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
•the therapeutic and commercial potential of technologies used by us in our product candidates, including our gene therapy and cell therapy technologies, zinc finger protein, or ZFP, technology platform, zinc finger nucleases, or ZFNs, and zinc finger protein transcription factors, or ZFP-TFs;
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
•    Many of our product candidates are based on novel ZFP technologies that have yet to yield any approved commercially viable therapeutic products.
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

PART I. FINANCIAL INFORMATION
ITEM  1.    FINANCIAL STATEMENTS
SANGAMO THERAPEUTICS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited; in thousands)

	September 30, 2022	December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$94,570	$178,872
Marketable securities	218,998	197,676
Interest receivable	524	349
Accounts receivable	4,522	6,013
Prepaid expenses and other current assets	18,007	15,859
Total current assets	336,621	398,769
Marketable securities, non-current	36,700	88,169
Property and equipment, net	55,986	51,523
Intangible assets	46,439	53,760
Goodwill	34,511	39,702
Operating lease right-of-use assets	64,956	73,181
Other non-current assets	17,200	15,319
Restricted cash	1,500	1,500
Total assets	$593,913	$721,923
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$17,380	$9,759
Accrued compensation and employee benefits	19,045	20,840
Other accrued liabilities	14,046	11,577
Deferred revenues	71,890	85,711
Total current liabilities	122,361	127,887
Deferred revenues, non-current	115,641	166,776
Long-term portion of lease liabilities	39,705	44,055
Deferred income tax	5,740	6,645
Other non-current liabilities	1,312	1,217
Total liabilities	284,759	346,580
Commitments and contingencies
Stockholders’ equity:
Preferred stock	—	—
Common stock	1,619	1,459
Additional paid-in capital	1,423,105	1,334,138
Accumulated deficit	(1,096,572)	(956,267)
Accumulated other comprehensive loss	(18,998)	(3,987)
Total stockholders’ equity	309,154	375,343
Total liabilities and stockholders’ equity	$593,913	$721,923
See accompanying Notes to Condensed Consolidated Financial Statements.

SANGAMO THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited; in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenues	$26,460	$28,563	$84,069	$82,715
Operating expenses:
Research and development	65,116	62,498	183,719	179,018
General and administrative	16,238	14,501	46,239	47,135
Total operating expenses	81,354	76,999	229,958	226,153
Loss from operations	(54,894)	(48,436)	(145,889)	(143,438)
Interest and other income, net	1,769	834	5,754	3,010
Loss before income taxes	(53,125)	(47,602)	(140,135)	(140,428)
Income tax expense	30	86	170	373
Net loss	(53,155)	(47,688)	(140,305)	(140,801)
Net loss attributable to non-controlling interest	—	—	—	(11)
Net loss attributable to Sangamo Therapeutics, Inc. stockholders	$(53,155)	$(47,688)	$(140,305)	$(140,790)
Basic and diluted net loss per share attributable to Sangamo Therapeutics, Inc. stockholders	$(0.34)	$(0.33)	$(0.93)	$(0.98)
Shares used in computing basic and diluted net loss per share attributable to Sangamo Therapeutics, Inc. stockholders	158,042	145,399	150,850	144,173

See accompanying Notes to Condensed Consolidated Financial Statements.

SANGAMO THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited; in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net loss	$(53,155)	$(47,688)	$(140,305)	$(140,801)
Foreign currency translation adjustment	(6,028)	(2,565)	(14,040)	(6,006)
Net pension gains	55	—	130	—
Unrealized gain (loss) on marketable securities, net of tax	135	(45)	(1,101)	(36)
Comprehensive loss	(58,993)	(50,298)	(155,316)	(146,843)
Comprehensive loss attributable to non-controlling interest	—	—	—	(11)
Comprehensive loss attributable to Sangamo Therapeutics, Inc.	$(58,993)	$(50,298)	$(155,316)	$(146,832)
See accompanying Notes to Condensed Consolidated Financial Statements.

SANGAMO THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited; in thousands, except share amounts)

	Three Months Ended September 30, 2022
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Total Stockholders’ Equity
	Shares	Amount
Balances at June 30, 2022	153,352,502	$1,534	$1,373,324	$(1,043,417)	$(13,160)	$318,281
Issuance of common stock in connection with at-the-market offering, net of offering expenses	8,483,104	85	42,089	—	—	42,174
Issuance of common stock upon exercise of stock options and in connection with restricted stock units, net of tax	82,617	—	(101)	—	—	(101)
Stock-based compensation	—	—	7,793	—	—	7,793
Foreign currency translation adjustment	—	—	—	—	(6,028)	(6,028)
Net pension gains	—	—	—	—	55	55
Net unrealized gain on marketable securities, net of tax	—	—	—	—	135	135
Net loss	—	—	—	(53,155)	—	(53,155)
Balances at September 30, 2022	161,918,223	$1,619	$1,423,105	$(1,096,572)	$(18,998)	$309,154

	Nine Months Ended September 30, 2022
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Total Stockholders’ Equity
	Shares	Amount
Balances at December 31, 2021	145,921,530	$1,459	$1,334,138	$(956,267)	$(3,987)	$375,343
Issuance of common stock in connection with at-the-market offering, net of offering expenses	14,711,770	147	66,301	—	—	66,448
Issuance of common stock upon exercise of stock options and in connection with restricted stock units, net of tax	925,455	9	(1,847)	—	—	(1,838)
Issuance of common stock under employee stock purchase plan	359,468	4	1,111	—	—	1,115
Stock-based compensation	—	—	23,402	—	—	23,402
Foreign currency translation adjustment	—	—	—	—	(14,040)	(14,040)
Net pension gains	—	—	—	—	130	130
Net unrealized loss on marketable securities, net of tax	—	—	—	—	(1,101)	(1,101)
Net loss	—	—	—	(140,305)	—	(140,305)
Balances at September 30, 2022	161,918,223	$1,619	$1,423,105	$(1,096,572)	$(18,998)	$309,154

SANGAMO THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited; in thousands, except share amounts)

	Three Months Ended September 30, 2021
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Non- Controlling Interest	Total Stockholders’ Equity
	Shares	Amount
Balances at June 30, 2021	145,106,901	$1,451	$1,313,102	$(871,083)	$1,987	$—	$445,457
Issuance of common stock in connection with at-the-market offering, net of offering expenses	202,705	2	2,365	—	—	—	2,367
Issuance of common stock upon exercise of stock options and in connection with restricted stock units, net of tax	206,970	2	615	—	—	—	617
Issuance of common stock under employee stock purchase plan	—	—	—	—	—	—	—
Stock-based compensation	—	—	7,873	—	—	—	7,873
Foreign currency translation adjustment	—	—	—	—	(2,565)	—	(2,565)
Net unrealized loss on marketable securities, net of tax	—	—	—	—	(45)	—	(45)
Net loss	—	—	—	(47,688)	—	—	(47,688)
Balances at September 30, 2021	145,516,576	$1,455	$1,323,955	$(918,771)	$(623)	$—	$406,016

	Nine Months Ended September 30, 2021
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Non- Controlling Interest	Total Stockholders’ Equity
	Shares	Amount
Balances at December 31, 2020	142,063,203	$1,421	$1,269,375	$(777,981)	$5,419	$(868)	$497,366
Issuance of common stock in connection with at-the-market offering, net of offering expenses	2,007,932	20	27,079	—	—	—	27,099
Issuance of common stock upon exercise of stock options and in connection with restricted stock units, net of tax	1,200,871	12	1,582	—	—	—	1,594
Issuance of common stock under employee stock purchase plan	244,570	2	2,052	—	—	—	2,054
Stock-based compensation	—	—	24,880	—	—	—	24,880
Acquisition of additional shares of Sangamo France	—	—	(70)	—	—	(64)	(134)
Foreign currency translation adjustment	—	—	—	—	(6,006)	—	(6,006)
Net unrealized loss on marketable securities, net of tax	—	—	—	—	(36)	—	(36)
Buy-out of non-controlling interest			(943)			943	—
Net loss	—	—	—	(140,790)	—	(11)	(140,801)
Balances at September 30, 2021	145,516,576	$1,455	$1,323,955	$(918,771)	$(623)	$—	$406,016
See accompanying Notes to Condensed Consolidated Financial Statements.

SANGAMO THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; in thousands)

	Nine Months Ended September 30,
	2022	2021
Operating Activities:
Net loss	$(140,305)	$(140,801)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	8,765	6,675
Amortization of (discount) premium on marketable securities	(324)	2,394
Amortization and other changes in operating lease right-of-use assets	6,357	6,104
Gain on free shares	—	(18)
Stock-based compensation	23,402	24,880
Gain on disposal of property and equipment	—	(30)
Net changes in operating assets and liabilities:
Interest receivable	(175)	415
Accounts receivable	1,491	(2,743)
Prepaid expenses and other assets	(5,848)	(6,467)
Accounts payable and other accrued liabilities	9,443	(4,699)
Accrued compensation and employee benefits	(1,225)	(1,932)
Deferred revenues	(64,956)	(62,292)
Lease liabilities	(3,298)	(3,227)
Other non-current liabilities	95	1,204
Net cash used in operating activities	(166,578)	(180,537)
Investing Activities:
Purchases of marketable securities	(225,621)	(300,387)
Maturities of marketable securities	254,990	509,620
Sales of marketable securities	—	6,870
Purchases of property and equipment	(12,697)	(20,420)
Purchase of additional Sangamo France shares	—	(119)
Net cash provided by investing activities	16,672	195,564
Financing Activities:
Proceeds from at-the-market offering, net of offering expenses	65,848	27,099
Taxes paid related to net share settlement of equity awards	(1,962)	(2,988)
Proceeds from exercise of stock options	124	4,582
Proceeds from issuance of common stock under employee stock purchase plan	1,115	2,053
Net cash provided by financing activities	65,125	30,746
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	479	(148)
Net (decrease) increase in cash, cash equivalents, and restricted cash	(84,302)	45,625
Cash, cash equivalents, and restricted cash, beginning of period	180,372	132,829
Cash, cash equivalents, and restricted cash, end of period	$96,070	$178,454
Supplemental cash flow disclosures:
Property and equipment included in unpaid liabilities	$3,927	$650
Right-of-use assets obtained in exchange for lease obligations	$—	$1,349
Tenant improvement allowance included in contra-lease liability	$1,531	$—
Buy-out of non-controlling interest	$—	$943
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
Basis of Presentation
The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of these financial statements for the periods presented have been included. Operating results for the three and nine months ended September 30, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022. The Condensed Consolidated Balance Sheet data at December 31, 2021 was derived from the audited Consolidated Financial Statements included in Sangamo’s Annual Report on Form 10-K for the year ended December 31, 2021 (the “2021 Annual Report”) as filed with the SEC on February 24, 2022.
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
Liquidity and Management’s Plan
Sangamo is currently working on a number of long-term development projects that involve experimental technologies. The projects may require several years and substantial expenditures to complete and ultimately may be unsuccessful. The Company plans to finance operations with available cash resources, collaborations and strategic partnerships funds, research grants and from the issuance of equity or debt securities. Sangamo believes that its available cash, cash equivalents, and marketable securities as of September 30, 2022, and expected future milestones and research services revenue from collaborations, strategic partnerships and research grants, will be adequate to fund its currently planned operations through at least the next 12 months from the date these Condensed Consolidated Financial Statements are issued. Sangamo will require substantial additional financial resources to complete the development and commercialization of its product candidates. Additional capital may not be available on terms acceptable to the Company, if at all. If adequate funds are not available, or if the terms of potential funding sources are unfavorable, the Company’s business and ability to develop its technology and therapeutic products would be harmed. Furthermore, any sales of additional equity securities may result in dilution to the Company’s stockholders, and any debt financing may include covenants that restrict the Company’s business.
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

Revenues from major collaboration agreements and research activity grants as a percentage of total revenues were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Novartis Institutes for BioMedical Research, Inc.	36%	40%	35%	35%
Biogen MA, Inc.	36%	38%	36%	39%
Kite Pharma, Inc.	26%	22%	23%	23%
Sanofi S.A.	—%	(3)%	4%	2%
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
A reconciliation of cash, cash equivalents, and restricted cash reported within the Condensed Consolidated Balance Sheets to the amounts reported within the accompanying Condensed Consolidated Statements of Cash Flows is as follows (in thousands):

	September 30, 2022	December 31, 2021	September 30, 2021	December 31, 2020
Cash and cash equivalents	$94,570	$178,872	$176,954	$131,329
Non-current restricted cash	1,500	1,500	1,500	1,500
Cash, cash equivalents, and restricted cash as reported within the accompanying Condensed Consolidated Statements of Cash Flows	$96,070	$180,372	$178,454	$132,829
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

The fair value measurements of the Company’s cash equivalents and marketable securities are identified at the following levels within the fair value hierarchy (in thousands):

	September 30, 2022
	Fair Value Measurements
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents:
Money market funds	$44,911	$44,911	$—	$—
Total	44,911	44,911	—	—
Marketable securities:
U.S. government-sponsored entity debt securities	23,392	—	23,392	—
Commercial paper securities	120,386	—	120,386	—
Corporate debt securities	14,888	—	14,888	—
Asset-backed securities	37,773	—	37,773	—
U.S. treasury bills	16,922	—	16,922	—
Certificates of deposit	42,337	—	42,337	—
Total	255,698	—	255,698	—
Total cash equivalents and marketable securities	$300,609	$44,911	$255,698	$—

	December 31, 2021
	Fair Value Measurements
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents:
Money market funds	$119,919	$119,919	$—	$—
Total	119,919	119,919	—	—
Marketable securities:
U.S. government-sponsored entity debt securities	30,614	—	30,614	—
Commercial paper securities	105,757	—	105,757	—
Corporate debt securities	33,682	—	33,682	—
Asset-backed securities	70,701	—	70,701	—
Certificates of deposit	45,091	—	45,091	—
Total	285,845	—	285,845	—
Total cash equivalents and marketable securities	$405,764	$119,919	$285,845	$—
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

NOTE 3—CASH EQUIVALENTS AND MARKETABLE SECURITIES
The table below summarizes the Company’s cash equivalents and marketable securities (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
September 30, 2022
Assets
Cash equivalents:
Money market funds	$44,911	$—	$—	$44,911
Total	44,911	—	—	44,911
Marketable securities:
U.S. government-sponsored entity debt securities	23,832	—	(440)	23,392
Commercial paper securities	120,750	11	(375)	120,386
Corporate debt securities	15,050	—	(162)	14,888
Asset-backed securities	38,039	2	(268)	37,773
U.S. treasury bills	16,943	—	(21)	16,922
Certificate of deposits	42,478	5	(146)	42,337
Total	257,092	18	(1,412)	255,698
Total cash equivalents and marketable securities	$302,003	$18	$(1,412)	$300,609

December 31, 2021
Assets
Cash equivalents:
Money market funds	$119,919	$—	$—	$119,919
Total	119,919	—	—	119,919
Marketable securities:
U.S. government-sponsored entity debt securities	30,700	1	(87)	30,614
Commercial paper securities	105,792	7	(42)	105,757
Corporate debt securities	33,723	1	(42)	33,682
Asset-backed securities	70,807	1	(107)	70,701
Certificate of deposits	45,116	1	(26)	45,091
Total	286,138	11	(304)	285,845
Total cash equivalents and marketable securities	$406,057	$11	$(304)	$405,764
The fair value of marketable securities by contractual maturity were as follows (in thousands):

	September 30, 2022	December 31, 2021
Maturing in one year or less	$218,998	$197,676
Maturing after one year through five years	36,700	88,169
Total	$255,698	$285,845
There were no realized gains and losses on the sales of investments during the three and nine months ended September 30, 2022. Realized gains and losses on the sales of investments were insignificant during the three and nine months ended September 30, 2021.
The Company manages credit risk associated with its investment portfolio through its investment policy, which limits purchases to high-quality issuers and also limits the amount of its portfolio that can be invested in a single issuer. The Company did not record an allowance for credit losses or other impairment charges related to its marketable securities for the three and nine months ended September 30, 2022 and 2021.
The Company had unrealized losses related to its marketable securities for the three and nine months ended September 30, 2022 and 2021. The Company had no material unrealized losses, individually and in the aggregate, for marketable securities that are in a continuous unrealized loss position for greater than 12 months as of September 30, 2022 and December 31, 2021. Based on the scheduled maturities of its investments, the Company determined that it was more likely than not that it will hold these investments for a period of time sufficient for a recovery of its amortized cost basis. Total unrealized gains for securities with net gains in accumulated other comprehensive income were not material for the three and nine months ended September 30, 2022. The unrealized losses were not attributed to credit risk and were associated with changes in market conditions. The Company periodically reviews its marketable securities for indications of credit losses. The Company considers factors such as the duration, the magnitude and the reason for the decline in value, the potential recovery period, creditworthiness of the issuers of the securities and its intent to sell. For marketable securities, it also considers whether (i) it is more likely than not that the Company will be required to sell the debt securities before recovery of their amortized cost basis, and (ii) the amortized cost basis cannot be recovered as a result of credit losses. No significant facts or circumstances have arisen to indicate that there has been any significant deterioration in the creditworthiness of the issuers of the securities held by the Company. Based on the Company’s review of these securities, including the assessment of the duration and severity of the unrealized losses and the Company’s ability and intent to hold the investments until maturity, the Company determined that no allowance for credit losses related to its marketable securities was required at either September 30, 2022 or December 31, 2021.
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
The total number of shares subject to stock options and restricted stock units (“RSUs”) outstanding and the employee stock purchase plan (“ESPP”) shares reserved for issuance, which are all anti-dilutive, were excluded from consideration in the calculation of diluted net loss per share attributable to Sangamo Therapeutics, Inc. stockholders. Stock options and RSUs outstanding and ESPP shares reserved for issuance as of September 30, 2022 and 2021 totaled 18,524,016 and 15,838,002, respectively.
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
The Company assessed the agreement with Novartis in accordance with ASC Topic 606 and concluded that Novartis is a customer. The Company has identified a single performance obligation within this arrangement as a license to the technology and ongoing research services. The Company concluded that the license is not discrete as it does not have stand-alone value to Novartis apart from the research services to be performed pursuant to the agreement. As a result, the Company recognizes revenue from the upfront payment based on proportional performance of the ongoing research services through the estimated research period. The estimation of progress towards the satisfaction of performance obligation and project cost is reviewed quarterly and adjusted, as needed, to reflect the Company’s current assumptions regarding the timing of its performance obligation. As of September 30, 2022 and December 31, 2021, the Company had a receivable of $2.0 million and $1.9 million, respectively, and deferred revenue of $17.7 million and $40.9 million, respectively, related to this agreement.
Revenues recognized under the agreement were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenue related to Novartis agreement:
Recognition of upfront license fee	$7,582	$9,093	$23,222	$22,852
Research services	2,028	2,421	6,211	6,104
Total	$9,610	$11,514	$29,433	$28,956
The Company paid $1.5 million for financial advisory fees during the year ended December 31, 2020, equal to 2% of $75.0 million received for the upfront license fee related to the collaboration and license agreement with Novartis. The Company recognized $1.5 million as a contract asset as such amount represents a cost of obtaining the agreement. This balance is amortized and included in general and administrative expenses on a systematic basis consistent with the transfer of the services to Novartis in accordance with ASC Topic 340, Other Assets and Deferred Costs (“ASC Topic 340”). The Company amortized $0.2 million and $0.5 million during the three and nine months ended September 30, 2022, respectively, and $0.2 million and $0.5 million during the three and nine months ended September 30, 2021, respectively.
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
Under the collaboration agreement, the Company granted to Biogen an exclusive, royalty bearing and worldwide license, under its relevant patents and know-how, to develop, manufacture and commercialize certain ZFP and/or AAV-based products directed to certain neurological disease gene targets selected by Biogen. Biogen has already selected four of these: ST-501 to treat tauopathies, ST-502 to treat synucleinopathies including Parkinson’s disease, a third product candidate targeting DM1, a neuromuscular disease, and a fourth undisclosed neurological disease gene target. Biogen has exclusive rights to nominate up to seven additional targets over the remaining period of five years from the effective date of the collaboration agreement. For each gene target selected by Biogen, the Company performs early research activities, costs of which are shared by the companies, aimed at the development of the combination of proprietary central nervous system delivery vectors and ZFP-TFs (or potential other ZFP products) targeting therapeutically relevant genes. Biogen has assumed responsibility and costs for the IND-enabling studies, clinical development, related regulatory interactions, and global commercialization. The Company is responsible for manufacturing activities for the initial clinical trials for the first three products of the collaboration and plans to leverage its in-house manufacturing capacity, where appropriate, which is currently in development. Biogen is responsible for manufacturing activities beyond the first clinical trial for each of the first three products. The Company’s research activities for any targets will be performed over the period not to exceed seven years from the effective date of the agreement (i.e., through April 2027). Subject to certain exceptions set forth in the collaboration agreement, the Company is prohibited from developing, manufacturing or commercializing any therapeutic product directed to the targets selected by Biogen.
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
The Company has identified a single performance obligation within the Biogen collaboration agreement, which is a stand-ready obligation consisting of a series of distinct days of research services, during which Biogen obtains access to the Company’s license and research resources. Revenue from the upfront license fee relates to access to the license and Company’s obligation to stand-ready to perform such research services corresponding to the targets selected by Biogen. As a result of this obligation to perform research services when and if requested throughout the duration of the contract, the upfront license fee and the excess consideration from the stock purchase will be recognized over time on a straight-line basis consistent with the resources expected to be dedicated to providing the research services through April 2027, the estimated period of the obligation. The estimated period of performance is reviewed quarterly and adjusted, as needed, to reflect the Company’s current assumptions regarding the timing of its deliverable. Revenue from the reimbursement by Biogen of shared costs of early research activities performed by Sangamo is recognized as the research services are performed. As of September 30, 2022 and December 31, 2021, the Company had a receivable of $1.7 million and $2.8 million, respectively, and deferred revenue of $132.1 million and $154.0 million, respectively, related to this agreement.
Revenues recognized under the agreement were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenue related to Biogen agreement:
Recognition of license and stand-ready fee	$7,306	$7,306	$21,918	$21,918
Research services	2,107	3,661	8,740	10,266
Total	$9,413	$10,967	$30,658	$32,184
The Company paid $7.0 million for financial advisory fees during the year ended December 31, 2020, equal to 2% of $225.0 million received for the sale of shares and 2% of $125.0 million received for the upfront fee. The fees incurred related to both the collaboration agreement with Biogen and the stock purchase agreement for the sale of shares. The Company believes that the allocation of fees on a relative fair value basis between the two agreements is reasonable. The Company recognized $4.1 million, which represents 2% of the transaction price of $204.6 million, as a contract asset. This balance is amortized and included in general and administrative expenses on a systematic basis consistent with the transfer of the services to Biogen in accordance with ASC Topic 340. The Company amortized $0.1 million and $0.4 million during the three and nine months ended September 30, 2022, respectively, and $0.1 million and $0.4 million during the three and nine months ended September 30, 2021, respectively. The Company recognized $2.9 million, which represented 2% of the $145.4 million estimated fair value of the equity issued, as a share issuance cost and recorded this amount in equity as a reduction in net proceeds during the year ended December 31, 2020.
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
The Company has identified the primary performance obligations within the Kite agreement as: (1) a license to the technology along with the stand-ready obligation to perform research services, and (2) the ongoing research services. Revenue from the upfront license fee relates to access to the license and Company’s obligation to stand-ready to perform such research services as additional targets are selected by Kite. As a result of this obligation to perform research services when and if requested throughout the duration of the contract, the fee for the license and the stand-ready obligation will be recognized over time on a straight-line basis through April 2024, the estimated period of the stand-ready obligation. Revenue from the reimbursable costs related to the integrated service deliverable is recognized as the research services are performed. Related costs and expenses under these arrangements have historically approximated the revenues recognized. The estimated period of performance and project cost is reviewed quarterly and adjusted, as needed, to reflect the Company’s current assumptions regarding the timing of its deliverables. As of September 30, 2022 and December 31, 2021, the Company had a receivable of $0.6 million and $0.1 million, respectively, and deferred revenue of $37.8 million and $56.5 million, respectively, related to this agreement.
Revenues recognized under the agreement were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenue related to Kite agreement:
Recognition of license and stand-ready fee	$6,296	$6,296	$18,682	$18,682
Research services	619	113	875	339
Total	$6,915	$6,409	$19,557	$19,021
Sanofi S.A.
In January 2014, the Company entered into an exclusive worldwide collaboration and license agreement (“2014 Collaboration Agreement”) to develop therapeutics for hemoglobinopathies, focused on beta thalassemia and sickle cell disease (“SCD”). The 2014 Collaboration Agreement was originally signed with BIMA, who subsequently assigned it to Bioverativ Inc., which was later acquired by Sanofi. Under the 2014 Collaboration Agreement, the Company was originally jointly conducting two research programs: a beta thalassemia program, which was discontinued in the third quarter of 2021, and the SCD program, which resulted in the development of SAR445136 (now known as BIVV003), a ZFN, gene-edited cell therapy product candidate for the treatment of SCD, which remains active. In December 2021, Sanofi notified the Company of its termination for convenience, effective June 28, 2022 (the “Termination Date”), of the 2014 Collaboration Agreement. A termination and transition agreement (the “Termination and Transition Agreement”) was executed by the parties on September 6, 2022.
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
Under the agreement, the Company received an upfront license fee of $20.0 million and was eligible to receive additional payments upon the achievement of specified clinical development, regulatory and sales milestones, as well as royalty payments for each licensed product based on net sales of such product. Sanofi was also to reimburse Sangamo for agreed upon costs incurred in connection with research and development activities conducted by Sangamo. Through the Termination Date, a total of $13.5 million has been received based upon achievement of clinical development milestones. No products have been approved and therefore no royalty fees have been or will be earned under the 2014 Collaboration Agreement.
In its termination notice to the Company, Sanofi indicated that its termination relates to Sanofi’s change in strategic direction to focus on allogeneic universal genomic medicine approaches rather than autologous personalized cell therapies. As of the Termination Date, the 2014 Collaboration Agreement was terminated in its entirety and following the Termination Date, the Company will not be entitled to receive any further milestone payments or royalties from Sanofi. As of the Termination Date, Sanofi has no further obligations under the 2014 Collaboration Agreement to develop or to fund the development of any collaboration research programs under the 2014 Collaboration Agreement. The licenses granted to Sanofi under the 2014 Collaboration Agreement have been terminated, and the license rights have reverted to the Company.
As part of the Termination and Transition Agreement, Sanofi granted to the Company exclusive, worldwide, fully paid, royalty-free, perpetual, irrevocable licenses, with the right to grant sublicenses through multiple tiers, to certain of its intellectual property, to develop, manufacture, use, sell and otherwise commercialize BIVV003, the product candidate in development under the SCD program. The Company has agreed to take on responsibilities for all clinical trials related to BIVV003, including completion of the ongoing clinical trial and the related long-term follow-up study. The Company also assumed all regulatory responsibilities related to BIVV003. Sanofi has agreed to provide post-transition assistance to the Company for up to 90 days after the Termination Date, and transferred or assigned to the Company all documentation, materials, contracts with third parties, and the right to use certain Sanofi-owned equipment related to BIVV003.
Sanofi has also agreed to reimburse the Company for the costs of conducting the ongoing clinical trial of BIVV003 and the costs of the long-term follow-up study through December 31, 2023, up to $7.0 million. In addition, should the Company elect not to continue the development of BIVV003 past December 31, 2023, Sanofi will become obligated to reimburse the Company for the costs of the long-term follow-up study incurred after 2023, up to $5.3 million. Sanofi’s reimbursement obligations will terminate upon certain triggering events, including the Company’s entering into a contract with a third party for collaboration, partnership, sale, licensing, or divestiture of BIVV003, or if the FDA permits early closure of the clinical trial and/or the long-term follow-up study.
The Company assessed the 2014 Collaboration Agreement with Sanofi in accordance with ASC Topic 606 and concluded that Sanofi was a customer, under that arrangement. The Company identified the performance obligation within this arrangement as a license to the technology combined with ongoing research services activities. The Company concluded that the license was not distinct as it did not have value to Sanofi without the research services. As a result, the Company recognized revenue from the upfront payment and the milestones based on progress of performance of the ongoing research services. The estimation of progress towards the satisfaction of the performance obligation and project cost was reviewed quarterly and adjusted, as needed, to reflect the Company’s then-current assumptions regarding the timing of its deliverables. Related costs and expenses under these arrangements have historically approximated the revenues recognized. Sanofi’s December 2021 notice of termination of the 2014 Collaboration Agreement represented a modification that reduced the expected scope of the Company’s services and the estimated transaction price and shortened the remaining performance timeline. Consistent with this change, all services under the 2014 Collaboration Agreement were completed by June 28, 2022, and all amounts ultimately included in the transaction price were recognized by such date. The final transaction price of $96.3 million includes the upfront license fee of $20.0 million, two milestone payments in the aggregate amount of $13.5 million and reimbursement of research costs of $62.8 million. As of September 30, 2022 and December 31, 2021, the Company had a receivable of zero and $0.6 million, respectively, related to the 2014 Collaboration Agreement. Deferred revenue related to the 2014 Collaboration Agreement was zero and $1.1 million as of September 30, 2022 and December 31, 2021, respectively.
The Company concluded that Sanofi is not a customer under the Termination and Transition Agreement as Sanofi is not entitled to receive and cannot use the results of the ongoing clinical trial or the long-term follow-up study. This relationship is also not a collaboration in the scope of ASC Topic 808, Collaborative Arrangements. The Company concluded that the assets acquired from Sanofi do not represent a business, as substantially all of their value is concentrated in the acquired or re-acquired licenses to intellectual property. The Company has no obligation to repay Sanofi for its ongoing funding of the clinical trial or long-term follow-up study costs. Therefore, the Company will recognize Sanofi reimbursements as reductions of its research and development expense. During the three and nine months ended September 30, 2022, the Company decreased its research and development expense by $0.9 million, which is included within prepaid expenses and other current assets on the Company’s Condensed Consolidated Balance Sheet as of September 30, 2022.
Revenues recognized under the 2014 Collaboration Agreement were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenue related to Sanofi agreement:
Recognition of upfront fee	$—	$(1,125)	$677	$(692)
Research services	—	1,125	2,126	2,417
Milestone achievement	—	(759)	457	(467)
Total	$—	$(759)	$3,260	$1,258
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
Pfizer Inc.
Giroctocogene Fitelparvovec Global Collaboration and License Agreement
In May 2017, the Company entered into an exclusive global collaboration and license agreement with Pfizer Inc. (“Pfizer”), pursuant to which it established a collaboration for the research, development and commercialization of giroctocogene fitelparvovec, its gene therapy product candidate for hemophilia A, and closely related products.
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
In December 2020, the Company satisfied the deliverables and research services responsibilities within the arrangement. As a result, the Company recognized the remaining deferred revenue from the upfront payment in December 2020 and no revenues have been recognized during the three and nine months ended September 30, 2022 and 2021.
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
The Company satisfied the deliverables and research services responsibilities within the arrangement in September 2020, and as a result, earned a $5.0 million milestone, which the Company recognized on a cumulative basis during the year ended December 31, 2020. In addition, the Company recognized the remaining deferred revenue from the upfront payment in September 2020 and no revenues have been recognized during the three and nine months ended September 30, 2022 and 2021.
NOTE 6—STOCK-BASED COMPENSATION
The following table shows total stock-based compensation expense included in the Condensed Consolidated Statements of Operations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Research and development	$4,395	$4,935	$13,656	$14,645
General and administrative	3,398	2,938	9,746	10,235
Total stock-based compensation expense	$7,793	$7,873	$23,402	$24,880
NOTE 7—STOCKHOLDERS’ EQUITY
At-the-Market Offering Agreement
In August 2020, the Company entered into an Open Market Sale Agreement℠ with Jefferies LLC (“Jefferies”) with respect to an at-the-market offering program under which the Company may offer and sell, from time to time at its sole discretion, shares of the Company’s common stock having an aggregate offering price of up to $150.0 million through Jefferies as the Company’s sales agent or principal. The Company is not obligated to sell any shares under the sales agreement. During the three and nine months ended September 30, 2022, the Company sold 8,483,104 and 14,711,770 shares of its common stock for net proceeds of approximately $42.2 million and $66.4 million, respectively, of which approximately $0.6 million was received in October 2022 and recorded within prepaid expenses and other current assets on the Company’s Condensed Consolidated Balance Sheet as of September 30, 2022. During the three and nine months ended September 30, 2021, the Company sold 202,705 and 2,007,932 shares of its common stock for net proceeds of approximately $2.4 million, and $27.1 million, respectively.
NOTE 8—INCOME TAXES
The Company’s provision for income taxes for interim periods is determined using an estimate of its annual effective tax rate, adjusted for discrete items, if any, that arise during the period. Each quarter, the Company updates its estimate of the annual effective tax rate, and if the estimated annual effective tax rate changes, the Company makes a cumulative adjustment in such period. During the three and nine months ended September 30, 2022, the Company recorded income tax expense of $0.1 million and $0.2 million, respectively. During the three and nine months ended September 30, 2021, the Company recorded income tax expense of $0.1 million and $0.4 million, respectively.
The Company continues to maintain a full valuation allowance on its U.S. federal and state net deferred tax assets and on the Sangamo France net deferred tax assets, as the Company believes it is not more likely than not that these benefits will be realized. The tax expense for the three and nine months ended September 30, 2022 was primarily due to foreign income tax expense.
The Coronavirus Aid, Relief, and Economic Security Act, enacted on March 27, 2020, provided an Employee Retention Credit (“ERC”), which is a refundable payroll tax credit that encouraged businesses to keep employees on the payroll during the COVID-19 pandemic. Eligible employers could qualify for up to $5,000 of credit for each employee based on certain wages paid after March 12, 2020 and before January 1, 2021 and extended to September 30, 2021. Based on the Company’s evaluation of this provision and the significant pandemic-related impacts on the operations, the Company recognized zero and $3.0 million of ERC for the three and nine months ended September 30, 2022, respectively, within interest and other income, net in Condensed Consolidated Statement of Operations upon filing for the refund in January and April 2022. No refund has been received during the three and nine months ended September 30, 2022 and the amount has been recorded within prepaid expenses and other current assets on the Company’s Condensed Consolidated Balance Sheet as of September 30, 2022.

On August 16, 2022, the Inflation Reduction Act of 2022 was signed into law, with tax provisions primarily focused on implementing a 15% minimum tax on global adjusted financial statement income and a 1% excise tax on share repurchases. The Inflation Reduction Act of 2022 will become effective beginning in 2023. Given its recent pronouncement, it is unclear at this time what, if any, impact the Inflation Reduction Act of 2022 will have on the Company's tax rate and financial results. Currently, the Company does not anticipate any material impact on its consolidated audited financial statements and will continue to evaluate its impact as further information becomes available.

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
Clinical Programs Updates:
•Fabry Disease: Isaralgagene civaparvovec, also known as ST-920, is our wholly-owned gene therapy product candidate for the treatment of Fabry disease and is currently being evaluated in our Phase 1/2 STAAR clinical study. Sangamo recently presented updated preliminary data from the STAAR study at three medical conferences. Data were presented at the Society for the Study of Inborn Errors of Metabolism (SSIEM) Annual Meeting in August, as of the February 14, 2022 cutoff date. Updated preliminary data as of the July 21, 2022 cutoff date were presented at the 29th Congress of the European Society of Gene & Cell Therapy, or ESGCT, and National Organization for Rare Disorders, or NORD, conference in October. The updated preliminary data showed that all nine patients from the dose escalation phase exhibited sustained elevated α-Gal A activity, ranging from nearly 2-fold to 30-fold of mean normal, for up to 23 months post dosing, as of the last date of measurement. Four patients were withdrawn from enzyme replacement therapy, or ERT, and maintained significantly elevated levels of α-Gal A activity up to 28 weeks post withdrawal. Since the July 21, 2022 cutoff date, the fifth and final patient in the dose escalation phase who started the study on ERT was withdrawn from ERT. All patients withdrawn have remained off ERT. The Phase 1/2 STAAR study has transitioned into the expansion phase, with the first five expansion patients dosed at the 5e13 vg/kg dose level, including the first two female patients. We have multiple patients in screening, including both male and female candidates. We also continue to actively plan for a potential pivotal Phase 3 trial and are engaging with health authorities, patient advocacy groups and investigators.
•Sickle Cell Disease: BIVV003, formerly known as SAR445136, is our zinc finger nuclease, or ZFN, gene-edited autologous cell therapy product candidate for the treatment of sickle cell disease, or SCD, and is currently being evaluated in our Phase 1/2 PRECIZN-1 clinical study. In October 2022, we dosed the sixth patient in the Phase 1/2 study, who is the second patient in the study to receive a product candidate manufactured using improved methods that have been shown in internal experiments to increase the number of long-term progenitor cells in the final product. In August 2022, the FDA granted Sangamo’s request for regenerative medicine advanced therapy, or RMAT, designation for BIVV003. RMAT designation is granted to regenerative medicine therapies intended to treat, modify, reverse, or cure a serious condition, for which preliminary clinical evidence indicates that the medicine has the potential to address an unmet medical need. We plan to present updated data, of which a summary of the accepted abstract is located below, from the Phase 1/2 PRECIZN-1 study in a poster presentation at the 64th American Society of Hematology, or ASH, Annual Meeting & Exposition taking place December 10-13, 2022 in New Orleans, Louisiana. Phase 3 study design, enabling activities and manufacturing readiness continue.
•Renal Transplant Rejection: TX200 is our wholly-owned Chimeric Antigen Receptor, or CAR, engineered regulatory T cell, or CAR-Treg, cell therapy product candidate for the prevention of immune-mediated rejection in HLA-A2 mismatched kidney transplantation from a living donor and is currently being evaluated in our Phase 1/2 STEADFAST clinical study. In September 2022, we dosed the second patient in the Phase 1/2 study. The product candidate continues to be generally well tolerated in both patients. In October 2022, the second patient in the Phase 1/2 STEADFAST study experienced a serious adverse event, or SAE, of duodenal ileus. The patient was also noted to be COVID positive. The Principal Investigator and the Safety Monitoring Committee for the TX200 study assessed the SAE as unrelated to the TX200 treatment, and the patient has since fully recovered. Clinical activities continue to progress in preparation for patient three. We plan to provide guidance on timing of dosing of the third patient once the kidney transplant has been scheduled and we have confirmed a potential dosing date.
•Hemophilia A: Giroctocogene fitelparvovec, also known as SB-525, is a gene therapy product candidate for the treatment of moderately severe to severe hemophilia A and is the subject of our Phase 1/2 Alta study and the registrational Phase 3 AFFINE clinical trial. We are developing giroctocogene fitelparvovec with our collaborator Pfizer Inc., or Pfizer. We and Pfizer plan to present updated data, of which a summary of the accepted abstract is located below, from the Phase 1/2 Alta study in a poster presentation at ASH on December 10-13, 2022. In September 2022, we and Pfizer jointly announced that the Phase 3 AFFINE trial had re-opened recruitment following a voluntary pause and subsequent clinical hold. Trial sites resumed enrollment in September, and dosing is expected to resume shortly. All trial sites are anticipated to be active by the end of 2022, and a pivotal readout is expected in the first half of 2024.
Summary of Preliminary Safety and Efficacy Results from the Phase 1/2 PRECIZN-1 Study of BIVV003
•BIVV003 is a novel therapeutic product candidate comprising autologous CD34 hematopoietic stem progenitor cells, or HSPCs, modified ex vivo by ZFNs targeting specifically the BCL11A gene erythroid-specific enhancer, or ESE, to increase endogenous fetal hemoglobin, or HbF, production in erythrocytes.
•PRECIZN-1 is an ongoing first-in-human, open label, single arm, multi-site study evaluating safety and tolerability of BIVV003 in patients (n=8; aged 18-40 years) with severe SCD across six U.S. sites.
•Eligible patients underwent mobilization and apheresis with plerixafor. Autologous HSPC, were transfected ex vivo with ZFN messenger ribonucleic acid to manufacture BIVV003. A single IV infusion was administered at least 72 hours after pre-conditioning with busulfan.
•Patients were monitored for stem cell engraftment and hematopoietic recovery, adverse events, or AEs, clinical and laboratory hemolysis markers, total hemoglobin and HbF, percentage of red blood cells containing HbF, and SCD related events.
•As of the cutoff date of May 3, 2022, four patients had received BIVV003 infusions up to 125 weeks of follow-up for the longest treated patient.
•A fifth patient was dosed with BIVV003 on May 4, 2022 and has engrafted. This patient received BIVV003 manufactured using an improved process that has been shown in internal experiments to increase the number of ZFN-modified long-term progenitors in the product candidate.
•Of the four patients dosed prior to the cutoff date, three have improved clinically since BIVV003 infusion through the cutoff date. For these three patients, the percent HbF levels stabilized at 30% or greater by 26 weeks after BIVV003 infusion and persisted for up to 104 weeks for the longest treated patient (2 years) (see Figure 1 below). The percentage of F cells (red blood cells that contained HbF) were sustained at 90% or greater for up to 104 weeks. Total hemoglobin levels were maintained in the range of 9.4-12.7 g/dL. The one patient whose percent HbF level stabilized at less than 20% and who did not sustain HbF levels above 10 pg per cell experienced two severe VOCs at 9- and 16-months post-infusion.

Figure 1: Total Hb and Hb fractionation over time

Subject 100-001
HbS
HbA2
HbA
HbF
Hb (g/dL)
13
12
11
10
9
8
7
6
5
4
3
2
1
9.4
10.6%
4.1%
14.4%
70.9%
9.7
3.4%
2.5%
89.9%
4.2%
11.0
17.6%
2%
64.9%
15.5%
11.1
29.2%
2.5%
31.9%
36.4%
10.0
39%
2.8%
58.2%
11.0
43.2%
1.3%
55.5%
10.1
41.2%
1.4%
57.4%
SCREENING
DAY 29
WEEK 8
WEEK 13
WEEK 26
WEEK 39
WEEK 52
WEEK 65
WEEK 78
WEEK 91
WEEK 104
BIVV003 Infusion
Time since BIVV003 Infusion

HbA= Adult hemoglobin, HbA2= Variant adult hemoglobin, HbF= Fetal hemoglobin, HbS= Sickle hemoglobin

Subject 102-001
HbS
HbA2
HbA
HbF
Hb (g/dL)
13
12
11
10
9
8
7
6
5
4
3
2
1
9.5
7.8%
5.7%
86.5%
10.7*
3%
2.2%
89.7%
5.1%
11.5
13%
3.1%
45.8%
38.1%
10.4
15.4%
3.7%
23.4%
57.5%
9.2
14.3%
3%
82.7%
9.5
14.4%
3.1%
82.5%
9.0
13.6%
3%
83.4%
9.2
12.2%
3.2%
84.6%
SCREENING
DAY 29
WEEK 8
WEEK 13
WEEK 26
WEEK 39
WEEK 52
WEEK 65
WEEK 78
WEEK 91
WEEK 104
BIVV003 Infusion
Time since BIVV003 Infusion

HbA= Adult hemoglobin, HbA2= Variant adult hemoglobin, HbF= Fetal hemoglobin, HbS= Sickle hemoglobin

* local laboratory result.

Subject 103-002
HbS
HbA2
HbA
HbF
Hb (g/dL)
13
12
11
10
9
8
7
6
5
4
3
2
1
7.6
4.9%
4.1%
24.7%
66.3%
9.4
3.2%
2.5%
88.9%
5.4%
11.5
11.8%
2.5%
69.5%
16.2%
9.4
24.5%
2.6%
36.2%
36.7%
9.4
31.7%
2.7%
65.6%
10.1
35.9%
2.8%
61.3%
9.8*
34.9%
2.9%
62.2%
9.7
34.8%
3%
62.2%
9.4
34.3%
1.6%
64.1%
9.5
38%
1.6%
60.4%
10.7
36.2%
1.6%
62.2%
SCREENING
DAY 29
WEEK 8
WEEK 13
WEEK 26
WEEK 39
WEEK 52
WEEK 65
WEEK 78
WEEK 91
WEEK 104
BIVV003 Infusion
Time since BIVV003 Infusion

HbA= Adult hemoglobin, HbA2= Variant adult hemoglobin, HbF= Fetal hemoglobin, HbS= Sickle hemoglobin

* local laboratory result.

Subject 103-003
Hb (g/dL)
HbS
HbA
HbA2
HbF
10.3
1.4%
3.3%
69.3%
26%
10.1
1.3%
2.4%
92.8%
3.5%
10.7
13.5%
2.1%
61.2%
23.2%
10.4
27.2%
1.8%
30.6%
40.4%
11.0
36.2%
1.8%
62%
12.7
31.6%
2%
1.9%
64.5%
11.2
30.3%
2.1%
67.6%
SCREENING
DAY 29
WEEK 8
WEEK 13
WEEK 26
WEEK 39
WEEK 52
WEEK 65
WEEK 78
WEEK 91
WEEK 104
BIVV003 Infusion
Time since BIVV003 Infusion

HbA= Adult hemoglobin, HbA2= Variant adult hemoglobin, HbF= Fetal hemoglobin, HbS= Sickle hemoglobin

As of the May 3, 2022 cutoff date, BIVV003 was generally well tolerated with no infusion related reactions. AEs reported were consistent with plerixafor mobilization and busulfan myeloablative conditioning. No AEs or SAEs were reported that were assessed as related to BIVV003.

Summary of Updated Preliminary Results from the Phase 1/2 Alta Study of Giroctocogene Fitelparvovec
Eleven male patients participated in the study overall, with five patients in the 3e13-vg/kg highest dose cohort. As of the May 20, 2022 cutoff date, patients had been followed for 147 to 247 weeks, with two not having completed three years (156 weeks).
•As of the May 20, 2022 cutoff date, the most commonly reported treatment-related AEs in the highest dose cohort (3e13-vg/kg) included elevated liver enzymes and infusion-related reactions: increased alanine aminotransferase, or ALT 3/5 (60.0%), increased aspartate aminotransferase, or AST 2/5 (40.0%), pyrexia 3/5 (60.0%), and tachycardia 2/5 (40.0%).
•Treatment-related SAEs were reported in one patient in the highest dose cohort who experienced hypotension and fever with onset approximately six hours after giroctocogene fitelparvovec infusion; the events fully resolved with treatment and did not delay post-infusion discharge the next day. ALT elevations requiring more than seven days of corticosteroid treatment were observed in four of the five patients in the highest dose cohort as of the May 20, 2022 cutoff date; elevations in ALT were managed with a tapering course of corticosteroids (median 56 days; range: 7–135 days), with maintenance of clinically meaningful levels of factor VIII, or FVIII, activity, as evidenced by a lack of bleeding events around the time of corticosteroid treatment and minimal bleeding events afterwards.
•As of the May 20, 2022 cutoff date, no patient in the study developed an inhibitor to FVIII, and there have been no thrombotic events and no hepatic masses detected.
•The three patients in the 3e13-vg/kg cohort with available data through Week 156 had mean FVIII activity maintained in the mild to normal range, as shown in the table below. Of the data available for the remaining two patients, one maintained FVIII activity levels in the mild range through Week 130 and one had FVIII activity levels below lower level of quantification (<3%) as measured with a chromogenic assay and 5.4% measured with a 1-stage assay at Week 130.
•In the 3e13-vg/kg cohort, the annualized bleeding rate, meaning the number of all bleeding episodes starting three weeks after the product candidate infusion divided by the observation period in years, was zero for the first year post-infusion and 0.9 throughout the total duration of follow-up. In this cohort, two patients experienced a total of 12 bleeding events (six traumatic, four spontaneous, two unknown) necessitating treatment with exogenous FVIII. As of the May 20, 2022 cutoff date, no patients in this cohort have resumed prophylaxis.
Table. Factor VIII Activity Levels by 1-Stage and Chromogenic Assay for the Giroctocogene Fitelparvovec 3e13-vg/kg Cohort

Factor VIII Activity, % Normal, Median (min, max)	Study Week
Assay	Week 12	Week 24	Week 52	Week 78	Week 104	Week 130	Week 156
1-stage clotting	93.7 (82.7, 167.7)	104.8 (30.5, 212.6)	31.1 (12.0, 191.3)	57.5 (3.8, 144.2)	27.5 (4.1, 99.1)	23.3 (5.4, 164.5)	22.9 (22.6, 129.0)
Chromogenic	62.1 (51.8, 109.5)	70.1 (20.4, 123.8)	20.1 (7.8, 122.3)	40.1 (0.9, 114.7)	16.3 (0.9, 71.6)	12.3 (0.9, 113.2)	12.5 (11.8, 91.1)
Patients, n	5	5	4[a]	4[a]	5	4[a]	3[b]
(a) There was one patient each who was unable to attend visits at Weeks 52, 78, and 130.
(b) Two patients had not yet reached Week 156 at the time of the data cut.
min, max = minimum, maximum
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
Collaborations
Our multiple collaborations with biopharmaceutical companies bring us important financial and strategic benefits and reinforce the potential of our research and development efforts and our ZFP technology platform. They leverage our collaborators’ therapeutic and clinical expertise and commercial resources with the goal to bring our medicines more rapidly to patients. We believe these collaborations reflect the value of our ZFP technology platform and will potentially expand the addressable markets of our product candidates. To date, we have received approximately $815.0 million in upfront licensing fees, milestone payments and proceeds from sales of our common stock to collaborators and have the right to earn up to $6.7 billion in future milestone payments from our collaborations, in addition to potential product royalties.
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
We do not anticipate any material negative impact on our financial condition in 2022 as a result of the COVID-19 pandemic. We believe we are well positioned financially in the near term to execute on our wholly-owned and partnered research and clinical programs. As of September 30, 2022, we had $350.3 million in cash, cash equivalents, and marketable securities. Although we believe we are well-capitalized currently, the effects of the evolving pandemic (along with the effects of war in Ukraine, inflation, climate change, rising interest rates and other economic uncertainty and volatility) could result in further disruption of global financial markets, impairing our ability to access capital, which could negatively affect our liquidity in the future. We do not currently anticipate any material impairments to the valuation of the financial assets or goodwill on our balance sheet as a result of the COVID-19 pandemic. We do not believe that the remote workplace arrangements we have implemented for our office-based employees have affected our financial reporting or control systems.
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
We expect to continue to devote substantial resources to research and development in the future and expect research and development expenses to increase in the next several years if we are successful in advancing our product candidates from research stage through clinical trials. Pursuant to the terms of our agreements with Biogen, Kite Pharma, Inc., or Kite, and Novartis, certain expenses related to research and development activities will be reimbursed to us. The reimbursement funds to be received from Biogen, Kite, and Novartis will be recognized as revenue as the related costs are incurred and collection is reasonably assured.
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
There have been no significant changes in our critical accounting policies and estimates during the three and nine months ended September 30, 2022, as compared to the critical accounting policies and estimates disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Part II, Item 7 of the 2021 Annual Report.

Results of Operations for the Three and Nine Months Ended September 30, 2022 and 2021
Revenues

	Three Months Ended September 30,				Nine Months Ended September 30,
	(in thousands, except percentage values)				(in thousands, except percentage values)
	2022	2021	Change	%	2022	2021	Change	%
Revenues	$26,460	$28,563	$(2,103)	(7%)	$84,069	$82,715	$1,354	2%
Total revenues primarily consisted of revenues from collaboration agreements. We anticipate revenues over the next several years will be derived primarily from our collaboration agreements with Biogen, Novartis, Kite, and Pfizer as we continue to recognize upfront and milestone payments received under such agreements over time.
The decrease of $2.1 million in revenues for the three months ended September 30, 2022, compared to the same period in 2021, was primarily attributed to a decrease of $1.9 million in revenue related to our collaboration agreement with Novartis, and a decrease of $1.6 million in revenue related to our collaboration agreement with Biogen. These decreases were partially offset by a $1.9 million adjustment to revenue related to the collaboration agreement with Sanofi S.A., or Sanofi, during 2021, primarily due to a change in estimate regarding project costs, resulting in an adjustment to revenue under the agreement, offset by a decrease of $1.1 million in revenue due to the termination of collaboration agreement with Sanofi, and an increase of $0.5 million in revenue related to our collaboration agreement with Kite.
The increase of $1.4 million in revenues for the nine months ended September 30, 2022, compared to the same period in 2021, was primarily attributed to a $1.9 million adjustment to revenue related to the collaboration agreement with Sanofi during 2021, primarily due to a change in estimate regarding project costs, resulting in an adjustment to revenue under the agreement, offset by a decrease of $0.1 million in revenue due to the termination of collaboration agreement with Sanofi, an increase of $0.5 million in revenue related to our collaboration agreement with Kite, and an increase of $0.5 million in revenue related to our collaboration agreement with Novartis. These increases were partially offset by a decrease of $1.5 million in revenue related to our collaboration agreement with Biogen.
Operating expenses

	Three Months Ended September 30,				Nine Months Ended September 30,
	(in thousands, except percentage values)				(in thousands, except percentage values)
	2022	2021	Change	%	2022	2021	Change	%
Operating expenses:
Research and development	$65,116	$62,498	$2,618	4%	$183,719	$179,018	$4,701	3%
General and administrative	16,238	14,501	1,737	12%	46,239	47,135	(896)	(2%)
Total operating expenses	$81,354	$76,999	$4,355	6%	$229,958	$226,153	$3,805	2%
Research and Development Expenses
Research and development expenses consisted primarily of compensation related expenses including stock-based compensation, laboratory supplies, preclinical and clinical studies costs, clinical supply manufacturing costs, contracted research, and facilities and information technology expenses.
The increase of $2.6 million in research and development expenses for the three months ended September 30, 2022, compared to the same period in 2021, was primarily attributable to higher facilities and information technology costs of $2.7 million driven by overall cost increases and progress made on projects resulting in reassignment of additional space to our research and development departments, an increase of $0.8 million in compensation and other personnel costs as a result of increased headcount to support our programs, and an increase of $0.5 million in travel and entertainment expenses. These increases were partially offset by a decrease of $0.4 million in preclinical, clinical and lab supply expenses due to the timing of certain research and development activities, and $0.9 million in reimbursement of certain research and development expenses by Sanofi. Stock-based compensation expense included in research and development expenses was $4.4 million and $4.9 million for the three months ended September 30, 2022 and 2021, respectively.
The increase of $4.7 million in research and development expenses for the nine months ended September 30, 2022, compared to the same period in 2021, was primarily driven by higher facilities and information technology costs of $7.8 million driven by overall cost increases and progress made on projects resulting in reassignment of additional space to our research and development departments, an increase of $0.9 million in travel and entertainment expenses, and an increase of $0.8 million in compensation and other personnel costs as a result of increased headcount to support our programs. These increases were partially offset by a decrease of $3.7 million in preclinical, clinical and lab supply expenses due to the timing of certain research and development activities, and $0.9 million in reimbursement of certain research and development expenses by Sanofi. Stock-based compensation expense included in research and development expenses was $13.7 million and $14.6 million for the nine months ended September 30, 2022 and 2021, respectively.
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
The increase of $1.7 million in general and administrative expenses for the three months ended September 30, 2022, compared to the same period in 2021, was primarily driven by an increase of $2.1 million in compensation and other personnel costs, and an increase of $1.0 million in legal and professional fees. These increases were partially offset by a decrease of $1.6 million in allocated costs attributable to progress made on projects resulting in reassignment of additional space to our research and development departments. Stock-based compensation expense included in general and administrative expenses was $3.4 million and $2.9 million for the three months ended September 30, 2022 and 2021, respectively.
The decrease of $0.9 million in general and administrative expenses for the nine months ended September 30, 2022, compared to the same period in 2021, was primarily driven by a decrease of $4.3 million in allocated costs attributable to progress made on projects resulting in reassignment of additional space to our research and development departments. This decrease was partially offset by an increase of $3.4 million in compensation and other personnel costs, legal and professional fees, and travel and entertainment expenses. Stock-based compensation expense included in general and administrative expenses was $9.7 million and $10.2 million for the nine months ended September 30, 2022 and 2021, respectively.
As we continue to build out our product portfolio and advance our product candidates into the clinic, we expect higher general and administrative expenses to support the growth of the business.
Interest and other income, net
Interest and other income, net, increased by $0.9 million for the three months ended September 30, 2022, compared to the same period in 2021, primarily driven by an increase of $1.2 million in interest income reflecting increases in market interest rates, and a decrease in interest expense of $0.2 million related to dissolution of the repayment obligation of a grant from California Institute for Regenerative Medicine associated with the discontinuation of the ST-400 program in 2021. These increases were partially offset by a decrease of $0.5 million related to fluctuations in foreign currency exchange rates.
Interest and other income, net, increased by $2.7 million for the nine months ended September 30, 2022, compared to the same period in 2021, as we benefited from $3.0 million of Employee Retention Credit under the Coronavirus Aid, Relief, and Economic Security Act, an increase of $1.4 million in interest income reflecting increase in market interest rates, and a decrease in interest expense of $0.6 million related to dissolution of the repayment obligation of a grant from California Institute for Regenerative Medicine associated with the discontinuation of the ST-400 program in 2021. These increases were partially offset by a decrease of $2.4 million related to fluctuations in foreign currency exchange rates.
Liquidity and Capital Resources
Liquidity
Since inception, we have incurred significant net losses, and we have funded our operations primarily through the issuance of equity securities, payments from corporate collaborators and strategic partners and research grants.
As of September 30, 2022, we had cash, cash equivalents, and marketable securities totaling $350.3 million, compared to $464.7 million as of December 31, 2021. Our most significant use of capital was for employee compensation and external research and development expenses, including manufacturing, clinical trials and preclinical activity related to our therapeutic programs. Our cash and investment balances are held in a variety of interest-bearing instruments, including U.S. government-sponsored entity debt securities, commercial paper securities, money market funds, corporate debt securities, asset-backed securities and certificates of deposit. Cash in excess of immediate requirements is invested in accordance with our investment policy with a view toward capital preservation and liquidity.
In August 2020, we entered into an Open Market Sale Agreement℠, or the sales agreement, with Jefferies LLC, providing for the sale of up to $150.0 million of our common stock from time to time in “at-the-market” offerings under an existing shelf registration statement. During the nine months ended September 30, 2022, we sold 14,711,770 shares of our common stock under the sales agreement for net proceeds of approximately $66.4 million, of which approximately $0.6 million was received in October 2022 and recorded within prepaid expenses and other current assets on our Condensed Consolidated Balance Sheet as of September 30, 2022. Subsequently in October, we sold 1,921,594 shares of our common stock under the sales agreement for net proceeds of approximately $8.7 million.
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
Cash Flows
Operating activities
Net cash used in operating activities was $166.6 million for the nine months ended September 30, 2022, primarily reflecting our net loss of $140.3 million, a decrease in deferred revenues of $65.0 million, an increase in prepaid expenses and other assets by $5.8 million, and a decrease in lease liabilities by $3.3 million. These decreases were partially offset by $38.2 million of non-cash expenses related to stock-based compensation, depreciation and amortization, amortization of premium on marketable securities, and amortization of operating lease right-of-use assets and a $9.4 million increase in accounts payable and other accrued liabilities.
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
Investing activities
Net cash provided by investing activities was $16.7 million for the nine months ended September 30, 2022, related to maturities of marketable securities of $255.0 million, partially offset by purchases of marketable securities of $225.6 million, and $12.7 million from purchases of property and equipment.
Net cash provided by investing activities for the nine months ended September 30, 2021 was $195.6 million, mostly related to maturities of marketable securities of $509.6 million and sale of marketable securities of $6.9 million, partially offset by purchases of marketable securities of $300.4 million, and purchases of property and equipment of $20.4 million.

Financing activities
Net cash provided by financing activities was $65.1 million for the nine months ended September 30, 2022, mostly related to $67.5 million of proceeds from the at-the-market offering, net of offering expenses of $1.7 million, and proceeds from purchases of common stock under the employee stock purchase plan of $1.1 million, partially offset by taxes paid related to net share settlement of equity awards of $2.0 million.
Net cash provided by financing activities was $30.7 million for the nine months ended September 30, 2021, mostly related to $27.9 million of proceeds from the at-the-market offering, net of offering expenses of $0.8 million, and proceeds from the exercise of stock options and purchases under the employee stock purchase plan of $6.6 million, partially offset by taxes paid related to net share settlement of equity awards of $3.0 million.
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
Contractual Obligations
Our future minimum contractual obligations as of December 31, 2021 were reported in the 2021 Annual Report. During the nine months ended September 30, 2022, there have been no other material changes outside the ordinary course of our business from the contractual obligations previously disclosed in our 2021 Annual Report.
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
The securities in our investment portfolio are not leveraged and are classified as available-for-sale. The majority of these available-for-sale securities are short-term in nature and subject to minimal interest rate risk. Our investments currently consist of U.S. government-sponsored entity debt securities, commercial paper securities, corporate debt securities, asset-backed securities and certificates of deposit. Our investment policy, approved by our Board of Directors, limits the amount we may invest in any one type of investment issuer, thereby reducing credit risk concentrations. All investments are carried at market value, which approximates cost. We do not use derivative financial instruments in our investment portfolio. Our market risks at September 30, 2022 have not changed materially from those discussed in Item 7A of our 2021 Annual Report.
Foreign Currency Exchange Risk
We have operations in the United States as well as in Europe. The functional currency of each foreign subsidiary is the local currency. We are exposed to foreign currency risk, primarily through operations of our subsidiaries in Europe which conduct business primarily in Euros. We record gains and losses within our stockholders’ equity due to the translation of our subsidiaries’ financial statements into U.S. dollars. Our foreign currency exchange risk at September 30, 2022 has not changed materially from that discussed in Item 7A of our 2021 Annual Report.
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
Under the supervision of our principal executive officer and principal financial officer, we evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of September 30, 2022. Based on that evaluation, as of September 30, 2022, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level.
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
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
•delays or interruptions related to voluntary pauses of our clinical trials or those of our collaborators, such as the prior voluntary pause in enrolling and dosing additional patients in the Phase 3 AFFINE trial of giroctocogene fitelparvovec, which pause has since been lifted, and the activation of trial sites;
•the imposition of clinical holds by regulatory authorities on our clinical trials or those of our collaborators, such as the prior clinical hold imposed by the FDA on the Phase 3 AFFINE trial of giroctocogene fitelparvovec, which hold has since been lifted, and the potential inability of Sangamo and our collaborators to lift clinical holds imposed by regulatory authorities in a timely manner or on acceptable terms, or at all;
•delays or difficulties we may experience in enrolling and dosing additional patients in our Phase 1/2 PRECIZN-1 study now that we have completed the transition back to Sangamo of the rights and obligations of Sanofi under our former collaboration agreement;
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
The timing of our clinical trials depends on our ability to recruit patients to participate as well as completion of required follow-up periods. There are also a number of other product candidates in development by our competitors, who compete for the same limited patient populations. If we are not able to enroll the necessary number of patients in a timely manner, we may not be able to complete our clinical trials on our desired timelines or at all, which could negatively impact the competitive position and commercial viability of our product candidates or delay or reduce the product revenues, milestone payments or royalty payments we expect to earn from our product candidates. For example, we have experienced delays and challenges in recruiting, screening, enrolling and dosing patients for our Phase 1/2 STAAR clinical study evaluating isaralgagene civaparvovec, our wholly-owned gene therapy product candidate for the treatment of Fabry disease, due to challenges related to the COVID-19 pandemic, patients testing positive for COVID-19, patients reconsidering their participation in the study and the limited number of screening sites, among other reasons. Our Phase 1/2 STEADFAST clinical study evaluating TX200 has experienced similar delays and challenges. In addition, we and Pfizer also announced that some of the patients treated in the Phase 3 AFFINE trial of giroctocogene fitelparvovec have experienced FVIII activity greater than 150% following treatment, and that Pfizer decided to voluntarily pause screening and dosing of additional patients in this trial to implement a proposed protocol amendment intended to provide guidelines for the clinical management of elevated FVIII levels. Subsequent to the voluntary pause, the FDA put this trial on clinical hold and then in March 2022, the FDA lifted the clinical hold. While in September 2022 the voluntary pause initiated by Pfizer was lifted and the trial re-opened recruitment and resumed enrollment, and we expect dosing to resume shortly, we cannot assure you that the dosing of all remaining patients in the trial will resume or be completed in a timely manner, or at all, or that the presentation of data from such trial will be published in a timely manner, if at all, or that all trial sites will become active in a timely manner, or at all.
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
In addition, if fewer patients are willing to participate in our clinical trials because of negative publicity from adverse events related to genomic medicines, competitive clinical trials for similar patient populations or for other reasons, the timelines for conducting clinical trials of our product candidates and presenting clinical data may be delayed. These delays could result in increased costs, limitation or termination of clinical trials, and delays in product development timelines. If we are forced to expand to additional jurisdictions to address these challenges, it could impose additional costs, delays and risks. If we are not successful in conducting our clinical trials as planned, it would have an adverse effect on our business, financial condition, results of operations, prospects and market price of our common stock.
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

3.3		Fourth Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed December 15, 2020).

5.1+		Opinion of Cooley LLP.

10.1#+		Letter Agreement between the Company and Nathalie Dubois-Stringfellow dated as of September 28, 2022.

23.1+		Consent of Cooley LLP is contained in Exhibit 5.1 to this Quarterly Report on Form 10-Q.

31.1+		Rule 13a — 14(a) Certification of Principal Executive Officer.

31.2+		Rule 13a — 14(a) Certification of Principal Financial Officer.

32.1+	*	Certifications Pursuant to 18 U.S.C. Section 1350.

101.INS		XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH		Inline XBRL Taxonomy Extension Schema Document

101.CAL		Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF		Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB		Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE		Inline XBRL Taxonomy Extension Presentation Linkbase Document

104		The cover page from Sangamo’s Quarterly Report on Form 10-Q for the three months ended September 30, 2022 is formatted in Inline XBRL and it is contained in Exhibit 101
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
Dated: November 3, 2022

SANGAMO THERAPEUTICS, INC.

/s/ ALEXANDER D. MACRAE
Alexander D. Macrae
President and Chief Executive Officer
(Principal Executive Officer)

/s/ PRATHYUSHA DURAIBABU
Prathyusha Duraibabu
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)