Form 10-Q
period 2023-03-31
SANGAMO THERAPEUTICS, INC
filed 2023-05-08
CIK 1001233

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________
FORM 10-Q
________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐     No   ☒
As of May 4, 2023, 171,825,530 shares of the issuer’s common stock, par value $0.01 per share, were outstanding.

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
•the therapeutic and commercial potential of technologies used by us in our product candidates, including our gene therapy and cell therapy technologies, zinc finger, or ZF, technology platform, zinc finger nucleases, or ZF nucleases, and zinc finger transcriptional regulators, or ZF-TRs, which include zinc finger repressors, or ZF-Rs, and zinc finger activators, or ZF-As;
•our ability to establish and maintain collaborations and strategic partnerships and realize the expected benefits of such arrangements, including our ability to find a potential new collaboration partner for the BIVV003 program;
•anticipated revenues from existing and new collaborations and the timing thereof;
•our estimates regarding the impact of the macroeconomic environment, including the impacts of the COVID-19 pandemic, on our business and operations and the business and operations of our collaborators, including clinical trials and manufacturing, and our ability to manage such impacts;
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
•competitive developments, including the impact on our competitive position of rival products and product candidates and our ability to meet such competition;
•our strategic pipeline prioritization, including plans for advancing our preclinical programs, and related restructuring, including our plans to reduce our manufacturing and allogenic research footprints, and the expected charges and cost savings associated with such restructurings and any future cost reduction measures;
•our estimates regarding the sufficiency of our cash resources and our expenses, capital requirements and need for additional financing, and our ability to obtain additional financing;
•conditions and events that raise substantial doubt about our ability to continue as a going concern;
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
•Success in research and preclinical studies or early clinical trial results may not be indicative of results obtained in later trials. Likewise, preliminary, initial or interim data from clinical trials may be materially different from final data.
•Many of our product candidates are based on novel ZF technologies that have yet to yield any approved commercially viable therapeutic products.
•We have historically incurred significant operating losses since inception and anticipate continued losses for the foreseeable future. We may never become profitable.
•We will need substantial additional funding to execute our operating plan and continue to operate as a going concern. We may be unable to raise additional capital on favorable terms, if at all, which would harm or preclude our ability to develop our technology and product candidates and could delay or terminate some or all of our programs. Future sales and issuances of equity securities could also result in substantial dilution to our stockholders.
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
•Our success depends on hiring, integrating and retaining additional highly qualified skilled employees and retaining current key executives and employees, which may be challenging given that the competition for these individuals is intense.
•The COVID-19 pandemic could continue to adversely impact our business and operations and the business and operations of our collaborators, manufacturers and other business partners. If such impacts become material, our revenues and product development efforts could be negatively impacted.
•The market price of our common stock has been and will likely continue to be volatile, and you could lose all or part of any investment in our common stock.
•We have recorded, and may be required to record in the future, significant charges if our intangible assets or long-lived assets become impaired.

•If we fail to meet continued listing standards of the Nasdaq Stock Market LLC, our common stock may be delisted. Delisting could adversely affect the liquidity of our common stock and the market price of our common stock could decrease, and our ability to obtain sufficient additional capital to fund our operations and to continue as a going concern would be substantially impaired.
•Our recent restructuring may not result in anticipated savings or operational efficiencies, could result in total costs and expenses that are greater than expected and could disrupt our business.
Additional discussion of the risks, uncertainties and other factors described above, as well as other risks and uncertainties material to our business, can be found under “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2022 as filed with the Securities and Exchange Commission on February 23, 2023, as supplemented by the risks described under “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q, and we encourage you to refer to that additional discussion. Given these risks, uncertainties and other factors, you should not place undue reliance on these forward-looking statements. Also, these forward-looking statements represent our plans, objectives, estimates, expectations and intentions only as of the date of this filing. You should read this report completely and with the understanding that our actual future results and the timing of events may be materially different from what we expect, and we cannot otherwise guarantee that any forward-looking statement will be realized. We hereby qualify all of our forward-looking statements by these cautionary statements.
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

PART I. FINANCIAL INFORMATION
ITEM  1.    FINANCIAL STATEMENTS
SANGAMO THERAPEUTICS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited; in thousands)

	March 31, 2023	December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$78,241	$100,444
Marketable securities	127,146	177,188
Interest receivable	1,023	794
Accounts receivable	7,026	3,678
Prepaid expenses and other current assets	13,651	18,223
Total current assets	227,087	300,327
Marketable securities, non-current	35,610	29,845
Property and equipment, net	59,877	63,531
Intangible assets	51,555	50,729
Goodwill	—	37,552
Operating lease right-of-use assets	48,696	62,002
Other non-current assets	16,242	17,023
Restricted cash	1,500	1,500
Total assets	$440,567	$562,509
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$19,920	$22,418
Accrued compensation and employee benefits	12,949	21,506
Other accrued liabilities	15,395	16,007
Deferred revenues	9,575	51,780
Total current liabilities	57,839	111,711
Deferred revenues, non-current	1,816	109,377
Long-term portion of lease liabilities	37,701	38,986
Deferred income tax	6,372	6,270
Other non-current liabilities	1,229	1,207
Total liabilities	104,957	267,551
Commitments and contingencies
Stockholders’ equity:
Preferred stock	—	—
Common stock	1,718	1,668
Additional paid-in capital	1,467,062	1,450,239
Accumulated deficit	(1,127,412)	(1,148,545)
Accumulated other comprehensive loss	(5,758)	(8,404)
Total stockholders’ equity	335,610	294,958
Total liabilities and stockholders’ equity	$440,567	$562,509
See accompanying Notes to Condensed Consolidated Financial Statements.

SANGAMO THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited; in thousands, except per share amounts)

	Three Months Ended March 31,
	2023	2022
Revenues	$157,957	$28,231
Operating expenses:
Research and development	63,216	58,584
General and administrative	18,136	14,908
Impairment of goodwill	38,138	—
Impairment of long-lived assets	20,433	—
Total operating expenses	139,923	73,492
Income (loss) from operations	18,034	(45,261)
Interest and other income, net	3,293	1,342
Income (loss) before income taxes	21,327	(43,919)
Income tax expense	194	58
Net income (loss)	$21,133	$(43,977)
Net income (loss) per share
Basic	$0.13	$(0.30)
Diluted	$0.12	$(0.30)
Shares used in computing net income (loss) per share
Basic	168,533	146,218
Diluted	169,181	146,218

See accompanying Notes to Condensed Consolidated Financial Statements.

SANGAMO THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited; in thousands)

	Three Months Ended March 31,
	2023	2022
Net income (loss)	$21,133	$(43,977)
Foreign currency translation adjustment	2,045	(1,904)
Net pension (loss) gain	(3)	19
Unrealized gain (loss) on marketable securities, net of tax	604	(1,083)
Comprehensive income (loss)	$23,779	$(46,945)
See accompanying Notes to Condensed Consolidated Financial Statements.

SANGAMO THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited; in thousands, except share amounts)

	Three Months Ended March 31, 2023
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balances at December 31, 2022	166,793,320	$1,668	$1,450,239	$(1,148,545)	$(8,404)	$294,958
Issuance of common stock in connection with at-the-market offering, net of offering expenses	3,962,430	40	9,665	—	—	9,705
Issuance of common stock upon exercise of stock options and in connection with restricted stock units, net of tax	1,015,818	10	(1,119)	—	—	(1,109)
Stock-based compensation	—	—	8,277	—	—	8,277
Foreign currency translation adjustment	—	—	—	—	2,045	2,045
Net pension loss	—	—	—	—	(3)	(3)
Net unrealized gain on marketable securities, net of tax	—	—	—	—	604	604
Net income	—	—	—	21,133	—	21,133
Balances at March 31, 2023	171,771,568	$1,718	$1,467,062	$(1,127,412)	$(5,758)	$335,610

	Three Months Ended March 31, 2022
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Total Stockholders’ Equity
	Shares	Amount
Balances at December 31, 2021	145,921,530	$1,459	$1,334,138	$(956,267)	$(3,987)	$375,343
Issuance of common stock upon exercise of stock options and in connection with restricted stock units, net of tax	743,230	8	(1,575)	—	—	(1,567)
Stock-based compensation	—	—	7,691	—	—	7,691
Foreign currency translation adjustment	—	—	—	—	(1,904)	(1,904)
Net pension gains					19	19
Net unrealized loss on marketable securities, net of tax	—	—	—	—	(1,083)	(1,083)
Net loss	—	—	—	(43,977)	—	(43,977)
Balances at March 31, 2022	146,664,760	$1,467	$1,340,254	$(1,000,244)	$(6,955)	$334,522

See accompanying Notes to Condensed Consolidated Financial Statements.

SANGAMO THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; in thousands)

	Three Months Ended March 31,
	2023	2022
Operating Activities:
Net income (loss)	$21,133	$(43,977)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Impairment of goodwill	38,138	—
Impairment of long-lived assets	20,433	—
Depreciation and amortization	3,489	2,832
(Accretion of discounts) amortization of premium on marketable securities	(1,048)	164
Amortization and other changes in operating lease right-of-use assets	2,092	2,106
Stock-based compensation	8,277	7,691
Net changes in operating assets and liabilities:
Interest receivable	(229)	(7)
Accounts receivable	(3,348)	(925)
Prepaid expenses and other assets	6,223	(241)
Accounts payable and other accrued liabilities	(1,905)	3,609
Accrued compensation and employee benefits	(8,599)	(8,270)
Deferred revenues	(149,766)	(21,004)
Lease liabilities	(1,212)	(972)
Other non-current liabilities	22	19
Net cash used in operating activities	(66,300)	(58,975)
Investing Activities:
Purchases of marketable securities	(36,225)	(65,756)
Maturities of marketable securities	82,153	70,300
Purchases of property and equipment	(10,200)	(2,839)
Net cash provided by investing activities	35,728	1,705
Financing Activities:
Proceeds from at-the-market offering, net of offering expenses	9,111	—
Taxes paid related to net share settlement of equity awards	(1,109)	(1,641)
Proceeds from exercise of stock options	—	74
Net cash provided by (used in) financing activities	8,002	(1,567)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	367	222
Net decrease in cash, cash equivalents, and restricted cash	(22,203)	(58,615)
Cash, cash equivalents, and restricted cash, beginning of period	101,944	180,372
Cash, cash equivalents, and restricted cash, end of period	$79,741	$121,757
Supplemental cash flow disclosures:
Property and equipment included in unpaid liabilities	$5,184	$2,257
Tenant improvement allowance included in contra-lease liability	$243	$—
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
Basis of Presentation
The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of these financial statements for the periods presented have been included. Operating results for the three months ended March 31, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023. The Condensed Consolidated Balance Sheet data at December 31, 2022 was derived from the audited Consolidated Financial Statements included in Sangamo’s Annual Report on Form 10-K for the year ended December 31, 2022 (the “2022 Annual Report”) as filed with the SEC on February 23, 2023.
The accompanying Condensed Consolidated Financial Statements include the accounts of the Company and its subsidiaries. All intercompany balances and transactions have been eliminated in the Condensed Consolidated Financial Statements.
The accompanying Condensed Consolidated Financial Statements and related financial information should be read together with the audited Consolidated Financial Statements and footnotes for the year ended December 31, 2022, included in the 2022 Annual Report.
Liquidity, Capital Resources and Management’s Plans
Sangamo is currently working on a number of long-term development projects that involve experimental technologies. The projects may require several years and substantial expenditures to complete and ultimately may be unsuccessful. In recent years, the Company’s operations have been funded primarily through collaborations and strategic partnerships, research grants and from the issuance of equity securities. As of March 31, 2023, the Company had capital resources of $241.0 million consisting of cash, cash equivalents, and marketable securities. Management believes that the Company’s existing cash, cash equivalents, and marketable securities in combination with other planned cost reduction initiatives will be sufficient to fund its operations for at least the next 12 months from the date these Condensed Consolidated Financial Statements are issued.
Under Accounting Standard Codification (“ASC”) Topic 205-40, Presentation of Financial Statements—Going Concern (“ASC Topic 205-40”), the Company has the responsibility to evaluate whether conditions and/or events raise substantial doubt about its ability to meet its future financial obligations as they become due within one year after the date that the Condensed Consolidated Financial Statements are issued. As required under ASC Topic 205-40, management’s evaluation should initially not take into consideration the potential mitigating effects of management’s plans that have not been fully implemented as of the date the Condensed Consolidated Financial Statements are issued.
Substantial Doubt Raised
In performing the first step of the evaluation, the Company concluded that the following conditions raised substantial doubt about its ability to continue as a going concern:
•Although the Company reported net income of $21.1 million for the three months ended March 31, 2023 primarily due to the termination of a collaboration agreement, the Company has a history of recurring net losses, including $192.3 million and $178.3 million for the years ended December 31, 2022 and 2021, respectively; and
•The Company had an accumulated deficit of $1,127.4 million and $1,148.5 million as of March 31, 2023 and December 31, 2022, respectively.

Consideration of Management’s Plans
In performing the second step of this assessment, the Company is required to evaluate whether it is probable that its plans will be effectively implemented within one year after the Condensed Consolidated Financial Statements are issued and whether it is probable those plans will alleviate the substantial doubt about its ability to continue as a going concern.
The Company has identified several actions, including cost reduction measures that already have been initiated or that would be initiated in a timely manner, to address the Company’s liquidity needs over the twelve-month period from the date the Condensed Consolidated Financial Statements are issued, as follows:
•Deferral and reprioritization of certain research and development programs that would involve reduced program and headcount spend;
•Reduction in force that would be intended to extend the cash runway necessary to fund operations;
•Pause on any new hiring and reduction in ancillary expenses such as travel and recruitment expenses; and
•Reduction in non-critical capital and operating expenditures including additional equipment, lab improvements, efficiency projects, and business support spend.
Management Assessment of Ability to Continue as a Going Concern
The Company believes management’s plans, as described more fully above, will provide sufficient liquidity to meet its financial obligations and maintain levels of liquidity over the twelve-month period from the date the Condensed Consolidated Financial Statements are issued. Therefore, management has concluded these plans alleviate the substantial doubt that was raised about the Company’s ability to continue as a going concern for at least twelve months from the date that the Condensed Consolidated Financial Statements are issued. Determining the extent to which conditions or events raise substantial doubt about the Company’s ability to continue as a going concern and the extent to which mitigating plans sufficiently alleviate any such substantial doubt requires significant judgment and estimation by the Company. The Company makes assumptions that management’s plans will be effectively implemented and alleviate substantial doubt and its ability to continue as a going concern. The Company believes that the estimated values used in its going concern analysis are based on reasonable assumptions. However, such assumptions are inherently uncertain and actual results could differ materially from those estimates.
The accompanying Condensed Consolidated Financial Statements have been prepared assuming the Company will continue to operate as a going concern, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. The Condensed Consolidated Financial Statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts of liabilities that may result from uncertainty related to the Company’s ability to continue as a going concern.
Future Plans and Considerations
The Company will be required to raise substantial additional capital to fund its operations and support its research and development endeavors. In this regard, the Company is actively seeking substantial additional capital, including through public or private equity or debt financings, royalty financings or other sources, such as strategic collaborations. However, additional capital may not be available to the Company, on terms that are acceptable or at all. If adequate funds are not available to the Company on a timely basis, or at all, the Company will be required to take additional actions to address its liquidity needs, including additional cost reduction measures such as further reducing operating expenses and delaying, reducing the scope of, discontinuing or altering its research and development activities, which could have a material adverse effect on the Company’s business. If the Company raises additional capital through public or private equity offerings, including sales pursuant to the Company’s at-the-market offering program with Jefferies LLC, the ownership interest of its existing stockholders will be diluted, and such dilution may be substantial, and the terms of any new equity securities may have a preference over, and include rights superior to, the Company’s common stock. If the Company raises additional capital through royalty financings or other collaborations, strategic alliances or licensing arrangements with third parties, it may need to relinquish certain valuable rights to its product candidates, technologies, future revenue streams or research programs or grant licenses on terms that may not be favorable. If the Company raises additional capital through debt financing, the Company may be subject to specified financial covenants or covenants limiting or restricting its ability to take specific actions, such as incurring additional debt, making capital expenditures or pursuing certain transactions, any of which could restrict the Company’s ability to commercialize its product candidates or operate as a business. In addition, management’s cost reduction plans are intended to reduce the Company’s operating expenses and optimize its cash resources. Based on the timing of these cost reduction plans, the Company expects to start realizing the benefit of its efforts beginning in the second quarter of 2023; however, there can be no assurance that the Company will realize the benefits of the cost reduction plans on the anticipated timeline, or at all.

Summary of Significant Accounting Policies
Use of Estimates
The preparation of Condensed Consolidated Financial Statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the Condensed Consolidated Financial Statements and the accompanying notes. On an ongoing basis, management evaluates its estimates including critical accounting policies or estimates related to revenue recognition, clinical trial accruals, income taxes, fair value of assets and liabilities, including from acquisitions, useful lives and impairment of long-lived assets, and stock-based compensation. Estimates are based on historical experience and on various other market specific and other relevant assumptions that the Company believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from those estimates.
In March 2023, the Company recorded an adjustment to revenue related to a change in estimate in connection with the collaboration agreement with Kite Pharma, Inc. This adjustment was driven by a reduction in the estimated future level of the Company’s research and development services and as a result, future project costs. This resulted in an increase in proportional cumulative performance on this collaboration and an increase in revenue of $8.9 million, an increase in net income of $8.9 million, and an increase in the Company’s basic and diluted earnings per share of $0.06 and $0.05, respectively, for the three months ended March 31, 2023.
Revenue Recognition
The Company accounts for its revenues pursuant to the provisions of Accounting Standards Codification Topic 606, Revenue from Contracts with Customers (“ASC Topic 606”). The Company’s contract revenues are derived from collaboration agreements including licensing arrangements and research services. Research and licensing agreements typically include nonrefundable upfront signing or license fees, payments at negotiated rates for time incurred by Company researchers, third-party cost reimbursements, additional target selection fees, sublicense fees, milestone payments tied to ongoing development and product commercialization, and royalties on future licensees’ product sales. All funds received from the Company’s collaboration partners are generally not refundable. Non-refundable upfront fees are fixed at the commencement of the contract. All other fees represent variable consideration in contracts. One of the Company’s contracts also contains a provision where the Company reimburses its customer for certain costs they incur which is accounted for as a reduction to the contract transaction price as the Company does not acquire any distinct goods or services in exchange for such payments. Deferred revenue primarily represents the portion of nonrefundable upfront fees or milestone payments received but not earned.
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
Most of the Company’s performance obligations in its collaboration agreements represent distinct bundles of licenses of intellectual property and research and development services, with these components being individually non-distinct. Options to license the Company’s intellectual property and/or acquire research and development services also represent performance obligations when they grant customers a material right, e.g., a right to a discount the customer would not have received if they did not purchase the Company’s services under the existing contract.
Revenues from bundles of licenses of intellectual property and research and development services are recognized over time using a proportional performance method. Under this method, revenue is recognized by measuring progress towards satisfaction of the relevant performance obligation using a measure that best depicts the progress towards satisfaction of the relevant performance obligation. For most of the Company’s agreements the measure of progress is an input measure based on a level of effort incurred, which includes the value of actual time by Company researchers plus third-party cost reimbursements.
Consideration allocated to options that include material rights is deferred until the options are exercised or expire. The exercise of such options is accounted for as contract continuation, with target selection fees and estimated variable consideration included in the transaction price at that time and allocated specifically to the respective target’s performance obligation.
Significant management judgment is required to determine the level of effort required under an arrangement, and the period over which the Company expects to complete its performance obligations under the arrangement. Changes in these estimates can have a material effect on revenue recognized. If the Company cannot reasonably estimate when its performance obligations either are completed or become inconsequential, then revenue recognition is deferred until the Company can reasonably make such estimates. For variable consideration, the amount included in the transaction price is constrained to the amount for which it is probable that a significant reversal of cumulative revenue recognized will not occur. At the end of each subsequent reporting period, the Company re-evaluates the estimated variable consideration included in the transaction price and any related constraint and, if necessary, adjusts its estimate of the overall transaction price. A cumulative catch-up is then recorded in the current period to reflect the updated transaction price and the updated measure of progress. The estimated period of performance and level of effort, including the value of Company researchers’ time and third-party costs, are reviewed quarterly and adjusted, as needed, to reflect the Company’s current expectations.
As part of the accounting for these arrangements, the Company must develop assumptions that require judgment to determine the stand-alone selling price of each performance obligation identified in the contract. The Company uses key assumptions to determine the stand-alone selling price, which may include forecasted revenues, development timelines, discount rates and probabilities of exercise of technical and regulatory success, and the expected level of effort for research and development services.
Contract modifications occur when the price and/or scope of an arrangement changes. If the modification consists of adding new distinct goods or services in exchange for consideration that reflects standalone selling prices of these goods and services, the modification is accounted for as a separate contract with the customer. Otherwise, if the remaining goods and services are distinct from those previously provided, the existing contract is considered terminated, and the remaining consideration is allocated to the remaining goods and services as if this was a newly signed contract. If the remaining goods and services are not distinct from those previously provided, the effects of the modification are accounted for in a manner similar to the effect of a change in the estimated measure of progress, with cumulative catch-up in revenue recorded at the time of the modification. If some of the remaining goods and services are distinct from those previously provided and others are not, to account for the effects of the modification the Company applies principles consistent with the objectives of the modification accounting.
Revenues from major collaboration agreements and research activity grants as a percentage of total revenues were as follows:

	Three Months Ended March 31,
	2023	2022
Biogen MA, Inc.	84%	40%
Kite Pharma, Inc.	8%	22%
Novartis Institutes for BioMedical Research, Inc.	6%	32%
Sanofi S.A.	—%	5%
Impairment of Goodwill, Intangible Assets and Long-lived Assets
Goodwill represents the excess of consideration transferred over the fair values of assets acquired and liabilities assumed in a business combination. Intangible assets with indefinite useful lives are related to purchased in-process research and development (“IPR&D”) projects and are measured at their respective fair values as of the acquisition date. Goodwill and intangible assets with indefinite useful lives are not amortized. Intangible assets related to IPR&D projects are considered to be indefinite-lived until the completion or abandonment of the associated research and development efforts. If and when development is complete, which generally occurs if and when regulatory approval to market a product is obtained, the associated assets would be deemed finite-lived and would then be amortized based on their respective estimated useful lives at that point in time.
Goodwill and indefinite-lived intangible assets are assessed for impairment on an annual basis and whenever events and circumstances indicate that these assets may be impaired. The Company evaluates the fair value of long-lived assets, which include property and equipment, leasehold improvements and right-of-use assets, for impairment whenever events or changes in circumstances indicate that the carrying amounts of the asset may not be fully recoverable.
In testing for goodwill impairment, the Company has the option of first performing a qualitative assessment to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount. If the Company elects to bypass the qualitative assessment, or if a qualitative assessment indicates it is more likely than not that the carrying value exceeds its fair value, the Company performs a quantitative goodwill impairment test to compare the fair value of its reporting unit to its carrying value, including goodwill. If the carrying value, including goodwill, exceeds the reporting unit’s fair value, the Company will recognize an impairment loss for the amount by which the carrying amount exceeds the reporting unit’s fair value (but not in excess of the carrying value of goodwill).
Prior to testing goodwill for impairment, the Company also tests impairment for its other indefinite-lived and long-lived assets. The long-lived asset evaluation is performed at the asset group level, i.e., the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. Recoverability of these assets is measured by a comparison of the carrying amounts of an asset group to the future undiscounted cash flows the assets are expected to generate from the use and eventual disposition. If such a review indicates that the carrying amount of the asset group is not recoverable, an impairment loss shall be measured as the amount by which the carrying amount of an asset group exceeds its fair value. Any impairment loss is allocated to the long-lived assets of the group on a pro rata basis using the relative carrying amounts of those assets, except that the carrying amount of an individual asset shall not be reduced below its fair value.
Factors that may indicate potential impairment and trigger an impairment test include, but are not limited to, general macroeconomic conditions, conditions specific to the industry and market, an adverse change in legal factors, business climate or operational performance of the business, and sustained decline in the stock price and market capitalization compared to the net book value.
Calculating the fair value of a reporting unit, an asset group and an individual asset involves significant estimates and assumptions. These estimates and assumptions include, among others, projected future cash flows, risk-adjusted discount rates, future economic and market conditions, and the determination of appropriate market comparables. Changes in these factors and assumptions used can materially affect the amount of impairment loss recognized in the period the asset was considered impaired.
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
A reconciliation of cash, cash equivalents, and restricted cash reported within the Condensed Consolidated Balance Sheets to the amounts reported within the accompanying Condensed Consolidated Statements of Cash Flows is as follows (in thousands):

	March 31, 2023	December 31, 2022	March 31, 2022	December 31, 2021
Cash and cash equivalents	$78,241	$100,444	$120,257	$178,872
Non-current restricted cash	1,500	1,500	1,500	1,500
Cash, cash equivalents, and restricted cash as reported within the accompanying Condensed Consolidated Statements of Cash Flows	$79,741	$101,944	$121,757	$180,372
Leases
The Company determines if an arrangement is or contains a lease at inception by assessing whether the arrangement contains an identified asset and whether it has the right to control the identified asset. Right-of-use assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Lease liabilities are recognized at the lease commencement date based on the present value of future lease payments over the lease term. Right-of-use assets are based on the measurement of the lease liability and also include any lease payments made prior to or on lease commencement and exclude lease incentives and initial direct costs incurred, as applicable.
As the implicit rate in the Company’s leases is generally unknown, the Company uses its incremental borrowing rate based on the information available at the lease commencement date in determining the present value of remaining lease payments. The incremental borrowing rate represents an estimate of the interest rate the Company would incur at lease commencement to borrow an amount equal to the lease payments on a collateralized basis over the term of a lease in a similar economic environment. The Company considers its credit risk, term of the lease, and total lease payments and adjusts for the impacts of collateral, as necessary, when calculating its incremental borrowing rates. The lease terms may include options to extend or terminate the lease when it is reasonably certain the Company will exercise any such options. Rent expense for the Company’s operating leases is recognized on a straight-line basis over the lease term. The Company will evaluate the lease arrangement for impairment whenever events or changes in circumstances indicate that the carrying amounts of the right-of-use asset may not be fully recoverable. To the extent an impairment of the right-of-use asset is recognized, the Company will recognize lease impairment and subsequently amortize the remaining lease asset on a straight-line basis (unless another systematic basis is more representative of the pattern in which the Company expects to consume the future economic benefits from the asset) from the date of impairment to the earlier of the end of the right-of-use asset’s useful life or the end of the lease term.
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

Recently Adopted Accounting Pronouncements
None.
NOTE 2—FAIR VALUE MEASUREMENTS
The Company measures certain financial assets and liabilities at fair value on a recurring basis, including cash equivalents and marketable securities. Fair value is determined based on a three-tier hierarchy under the authoritative guidance for fair value measurements and disclosures that prioritizes the inputs used in measuring fair value as follows:
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
The fair value measurements of the Company’s cash equivalents and marketable securities are identified at the following levels within the fair value hierarchy (in thousands):

	March 31, 2023
	Fair Value Measurements
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents:
Money market funds	$34,474	$34,474	$—	$—
Total	34,474	34,474	—	—
Marketable securities:
U.S. government-sponsored entity debt securities	33,720	—	33,720	—
Commercial paper securities	70,836	—	70,836	—
Corporate debt securities	8,311	—	8,311	—
Asset-backed securities	14,613	—	14,613	—
U.S. treasury bills	5,596	—	5,596	—
Certificates of deposit	29,680	—	29,680	—
Total	162,756	—	162,756	—
Total cash equivalents and marketable securities	$197,230	$34,474	$162,756	$—

	December 31, 2022
	Fair Value Measurements
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents:
Money market funds	$50,820	$50,820	$—	$—
Total	50,820	50,820	—	—
Marketable securities:
U.S. government-sponsored entity debt securities	18,417	—	18,417	—
Commercial paper securities	101,165	—	101,165	—
Corporate debt securities	11,670	—	11,670	—
Asset-backed securities	24,792	—	24,792	—
U.S. treasury bills	7,938	—	7,938	—
Certificates of deposit	37,461	—	37,461	—
Agency bonds	5,590	—	5,590	—
Total	207,033	—	207,033	—
Total cash equivalents and marketable securities	$257,853	$50,820	$207,033	$—

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

NOTE 3—CASH EQUIVALENTS AND MARKETABLE SECURITIES
The table below summarizes the Company’s cash equivalents and marketable securities (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
March 31, 2023
Assets
Cash equivalents:
Money market funds	$34,474	$—	$—	$34,474
Total	34,474	—	—	34,474
Marketable securities:
U.S. government-sponsored entity debt securities	33,753	94	(127)	33,720
Commercial paper securities	70,906	9	(79)	70,836
Corporate debt securities	8,335	—	(24)	8,311
Asset-backed securities	14,689	—	(76)	14,613
U.S. treasury bills	5,598	—	(2)	5,596
Certificates of deposit	29,761	2	(83)	29,680
Total	163,042	105	(391)	162,756
Total cash equivalents and marketable securities	$197,516	$105	$(391)	$197,230

December 31, 2022
Assets
Cash equivalents:
Money market funds	$50,820	$—	$—	$50,820
Total	50,820	—	—	50,820
Marketable securities:
U.S. government-sponsored entity debt securities	18,710	—	(293)	18,417
Commercial paper securities	101,336	22	(193)	101,165
Corporate debt securities	11,760	—	(90)	11,670
Asset-backed securities	24,970	2	(180)	24,792
U.S. treasury bills	7,950	—	(12)	7,938
Certificates of deposit	37,599	4	(142)	37,461
Agency bonds	5,598	—	(8)	5,590
Total	207,923	28	(918)	207,033
Total cash equivalents and marketable securities	$258,743	$28	$(918)	$257,853
The fair value of marketable securities by contractual maturity were as follows (in thousands):

	March 31, 2023	December 31, 2022
Maturing in one year or less	$127,147	$177,188
Maturing after one year through five years	35,609	29,845
Total	$162,756	$207,033
There were no realized gains and losses on the sales of investments during the three months ended March 31, 2023. Realized gains and losses on the sales of investments were not material during the three months ended March 31, 2022. Total unrealized gains for securities with net gains in accumulated other comprehensive income were not material for the three months ended March 31, 2023.
The Company manages credit risk associated with its investment portfolio through its investment policy, which limits purchases to high-quality issuers and also limits the amount of its portfolio that can be invested in a single issuer. The Company did not record an allowance for credit losses or other impairment charges related to its marketable securities for the three months ended March 31, 2023 and 2022.
The Company had unrealized losses related to its marketable securities for the three months ended March 31, 2023 and 2022. The Company had no material unrealized losses, individually and in the aggregate, for marketable securities that are in a continuous unrealized loss position for greater than 12 months as of March 31, 2023 and December 31, 2022. Based on the scheduled maturities of its investments, the Company determined that it was more likely than not that it will hold these investments for a period of time sufficient for a recovery of its amortized cost basis. These unrealized losses were not attributed to credit risk and were associated with changes in market conditions. The Company periodically reviews its marketable securities for indications of credit losses. The Company considers factors such as the duration, the magnitude and the reason for the decline in value, the potential recovery period, creditworthiness of the issuers of the securities and its intent to sell. For marketable securities, it also considers whether (i) it is more likely than not that the Company will be required to sell the debt securities before recovery of their amortized cost basis, and (ii) the amortized cost basis cannot be recovered as a result of credit losses. No significant facts or circumstances have arisen to indicate that there has been any significant deterioration in the creditworthiness of the issuers of the securities held by the Company. Based on the Company’s review of these securities, including the assessment of the duration and severity of the unrealized losses and the Company’s ability and intent to hold the investments until maturity, the Company determined that no allowance for credit losses related to its marketable securities was required at either March 31, 2023 or December 31, 2022.
NOTE 4—BASIC AND DILUTED NET INCOME (LOSS) PER SHARE
Basic net income (loss) per share has been computed by dividing net income (loss) by the weighted-average number of shares of common stock outstanding during the period. Diluted net income (loss) per share is calculated by dividing net income (loss) by the weighted-average number of shares of common stock plus potentially dilutive securities outstanding during the period.
The components of basic and diluted net income (loss) per share are as follows (in thousands, except per share amounts):

	Three Months Ended March 31,
	2023	2022
Numerator:
Net income (loss)	$21,133	$(43,977)
Denominator:
Basic:
Weighted average number of common shares outstanding - basic	168,533	146,218
Diluted:
Weighted average number of common shares outstanding - basic	168,533	146,218
Dilutive effect of restricted stock units	300	—
Dilutive effect of common stock pursuant to employee stock purchase plan	348	—
Weighted average number of common shares outstanding - diluted	169,181	146,218
Net income (loss) per share:
Basic	$0.13	$(0.30)
Diluted	$0.12	$(0.30)
The computation of diluted net income per share for the three months ended March 31, 2023 excluded 14.7 million shares subject to stock options because their inclusion would have had an anti-dilutive effect on diluted net income per share. The computation of diluted net loss per share for the three months ended March 31, 2022 excluded 19.1 million shares subject to stock options, restricted stock units outstanding, and the employee stock purchase plan shares reserved for issuance because their inclusion would have had an anti-dilutive effect on diluted net loss per share.
NOTE 5—MAJOR CUSTOMERS, PARTNERSHIPS AND STRATEGIC ALLIANCES
Novartis Institutes for BioMedical Research, Inc.
On July 27, 2020, the Company entered into a collaboration and license agreement with Novartis Institutes for BioMedical Research, Inc. (“Novartis”) for the research, development and commercialization of gene regulation therapies to treat three neurodevelopmental disorders. Under the agreement, which was effective upon execution, the Company granted Novartis an exclusive, royalty bearing and worldwide license, under its relevant patents and know-how, to develop, manufacture and commercialize certain of its zinc finger (“ZF”) transcriptional regulators (“ZF-TRs”) targeted to three undisclosed genes that are associated with certain neurodevelopmental disorders, including autism spectrum disorder and intellectual disability. The Company was performing early research activities over the collaboration period for each gene target and manufacture the ZF-TRs required for such research, costs of which are funded by Novartis. Novartis was responsible for additional research activities, studies enabling INDs, clinical development, regulatory approvals, manufacturing of preclinical, clinical and approved products, and global commercialization. Subject to certain exceptions set forth in the agreement, the Company was prohibited from developing, manufacturing or commercializing any therapeutic product targeting any of the three genes that are the subject of the collaboration. Novartis also had the option to license certain of the Company’s proprietary adeno-associated viruses (“AAVs”) for the sole purpose of developing, manufacturing and commercializing licensed products arising from the collaboration.
In March 2023, Novartis notified the Company of its termination for convenience, effective June 11, 2023 (the “Novartis Termination Date”), of the collaboration agreement. Novartis has indicated to the Company that the termination relates to a recent strategic review. As of the Novartis Termination Date, the collaboration agreement will be terminated in its entirety and following the Novartis Termination Date, the Company will not be entitled to receive any further milestone payments or royalties from Novartis. As of the Novartis Termination Date, the parties will have no further obligations to develop or to fund the development of any collaboration research programs under the collaboration agreement.
Upon entering the agreement, Novartis paid the Company a $75.0 million upfront license fee. Novartis was also obligated to pay the Company for the use of its resources and reimburse third-party costs incurred in the Company’s conduct of early research activities. The Company was also eligible to earn from Novartis development and commercial milestones and royalties on potential commercial sales of licensed products arising from the collaboration, none of which have been triggered or earned. The agreement was going to continue, on a product-by-product and country-by-country basis, until the expiration of the applicable royalty term.
All payments received under the agreement are non-refundable and non-creditable. The transaction price of $95.1 million includes the upfront license fee of $75.0 million and research costs of $20.1 million. All clinical or regulatory milestone amounts were considered fully constrained throughout the term of the agreement.
The Company assessed the agreement with Novartis in accordance with ASC Topic 606 and concluded that Novartis was a customer. The Company has identified a single performance obligation within this arrangement as a license to the technology and ongoing research services. The Company concluded that the license was not discrete as it did not have stand-alone value to Novartis apart from the research services to be performed pursuant to the agreement. As a result, the Company recognized revenue from the upfront payment based on proportional performance of the ongoing research services through the estimated research period. The estimation of progress towards the satisfaction of performance obligation and project cost was reviewed quarterly and adjusted, as needed, to reflect the Company’s current assumptions regarding the timing of its performance obligation.
The notice of termination was accounted for as a modification of the contract, as it changed both the scope of the Company’s remaining services and the consideration to which the Company was entitled. The effect of the modification was not material, as the Company was nearing the completion of its assigned early research activities, and consequently, of its sole performance obligation.
As of March 31, 2023 and December 31, 2022, the Company had a receivable of $2.1 million and $2.2 million, respectively, and deferred revenue of $1.9 million and $9.6 million, respectively, related to this agreement. The deferred revenue is expected to be recognized during the quarter ended June 30, 2023.
Revenues recognized under the agreement were as follows (in thousands):

	Three Months Ended March 31,
	2023	2022
Revenue related to Novartis agreement:
Recognition of upfront license fee	$7,696	$7,018
Research services	2,059	1,877
Total	$9,755	$8,895
The Company paid $1.5 million for financial advisory fees during the year ended December 31, 2020, equal to 2% of $75.0 million received for the upfront license fee related to the collaboration and license agreement with Novartis. The Company recognized $1.5 million as a contract asset as such amount represents a cost of obtaining the agreement. This balance is released into general and administrative expenses on a systematic basis consistent with the transfer of the services to Novartis in accordance with ASC Topic 340, Other Assets and Deferred Costs (“ASC Topic 340”). The Company recognized as expense $0.2 million and $0.1 million during the three months ended March 31, 2023 and 2022, respectively.

Biogen MA, Inc.
In February 2020, the Company entered into a collaboration and license agreement with Biogen MA, Inc. (“BIMA”) and Biogen International GmbH (together with BIMA, “Biogen”) for the research, development and commercialization of gene regulation therapies for the treatment of neurological diseases. The companies planned to leverage the Company’s proprietary ZF technology delivered via AAV to modulate expression of key genes involved in neurological diseases. Concurrently with the execution of the collaboration agreement, the Company entered into a stock purchase agreement with BIMA, pursuant to which BIMA agreed to purchase 24,420,157 shares of the Company’s common stock (the “Biogen Shares”), at a price per share of $9.2137, for an aggregate purchase price of approximately $225.0 million. The collaboration agreement became effective in April 2020.
In March 2023, Biogen notified the Company of its termination for convenience, effective June 15, 2023 (the “Biogen Termination Date”), of the collaboration agreement. Biogen has indicated to the Company that the termination relates to a recent strategic review. As of the Biogen Termination Date, the collaboration agreement will be terminated in its entirety and following the Biogen Termination Date, the Company will not be entitled to receive any further milestone payments or royalties from Biogen. As of the Biogen Termination Date, the parties will have no further obligations to develop or to fund the development of any collaboration research programs under the collaboration agreement.
Under the collaboration agreement, Biogen paid the Company an upfront license fee of $125.0 million in May 2020. The Company was also eligible to receive target selection, research, development, regulatory and commercial milestone payments and royalties on potential net commercial sales of licensed products arising from the collaboration, none of which have been triggered or earned.
Under the collaboration agreement, the Company granted to Biogen an exclusive, royalty bearing and worldwide license, under its relevant patents and know-how, to develop, manufacture and commercialize ZF and/or AAV-based products directed to certain neurological disease gene targets selected by Biogen. Biogen had selected four targets over the course of the collaboration and had exclusive rights to nominate up to seven additional targets. These rights will expire upon the Biogen Termination Date. For each gene target selected by Biogen, the Company performed early research activities, costs of which were shared by the companies, aimed at the development of the combination of proprietary central nervous system delivery vectors and ZF-TRs (or potential other ZF products) targeting therapeutically relevant genes.
The Company assessed the collaboration agreement with Biogen in accordance with ASC Topic 606 and concluded that Biogen is a customer. The transaction price included the upfront license fee of $125.0 million and the excess consideration from the stock purchase of $79.6 million, which represented the difference between the $225.0 million received for the purchase of the Biogen Shares and the $145.4 million estimated fair value of the equity issued. The equity issued to Biogen was valued using an option pricing model to reflect certain holding period restrictions. None of the clinical or regulatory milestones were included in the transaction price, as all such amounts were fully constrained throughout the term of the collaboration agreement. The transaction price also included actual and estimated cost-sharing payments by Biogen for the work by Company researchers and reimbursement of the Company’s costs incurred with third parties. The amounts paid and expected to be paid to Biogen for the use of Biogen’s resources and its expenses were consideration paid to a customer. Since the Company did not acquire distinct goods or services in exchange for these payments, they reduced the transaction price and were recorded as reduction in revenue. The Company used the expected value method to estimate cost sharing payments, taking into account the impact of the constraint. Variable consideration was included in the transaction price only to the extent it was probable a significant reversal of cumulative revenues recognized would not occur. The Company re-evaluated the transaction price as uncertain events were resolved or other changes in circumstances occurred.
The Company concluded that the licenses to its intellectual property for each target were not distinct from the related research and development activities, as the licensed technology was not shared with and could not be utilized by Biogen without the research services to be performed by the Company pursuant to the agreement. On the other hand, each combination of a license to the Company's intellectual property as applied to a specific target and the related research and development activities are a discrete research project that is distinct from any other target’s project. The targets Biogen could select were options that provided Biogen with material rights, as the exercise of the options did not require payment of a fee commensurate with the value of the incremental license rights. As a result, such options also represented performance obligations.
At contract inception, the Company allocated fixed consideration of $204.6 million included in the initial transaction price to the existing targets’ license and research services performance obligations and those performance obligations for options that include material rights, based on their relative standalone selling prices. Through March 31, 2023, one material right had expired, and seven material rights remained outstanding and are expected to expire during the quarter ending June 30, 2023.
The notice of termination was accounted for as a modification of the contract, as it changed both the scope of the Company’s remaining services and the consideration to which the Company was entitled. The remaining research and development activities to be undertaken by the Company after the notice of termination were not distinct from the related activities performed prior to the modification on the same targets but were distinct from the activities on other targets. The remaining material rights were also distinct from the prior research and development activities. To account for the effects of the modification, the Company updated its estimate of the transaction price and allocated the remaining transaction consideration based on the relative standalone selling prices of the remaining distinct goods and services. Progress for each ongoing performance obligation was then remeasured using an updated estimate of the total level of effort required for each performance obligation and the total revised transaction price and a cumulative catch-up in revenue was recorded. The modification resulted in an increase in revenue of $127.1 million.
As of March 31, 2023 and December 31, 2022, the Company had a receivable of $0.7 million and $0.5 million, respectively, and deferred revenue of $1.5 million and $132.2 million, respectively, related to this agreement. Changes in deferred revenue balances during the three months ended March 31, 2023 relate primarily to the impact of the contract modification. The amounts of transaction price remaining to be recognized were $1.7 million and $151.3 million as of March 31, 2023 and December 31, 2022, respectively. The amounts remaining at March 31, 2023 are expected to be recognized during the quarter ending June 30, 2023.
Revenues recognized under the agreement were as follows (in thousands):

	Three Months Ended March 31,
	2023	2022
Revenue related to Biogen agreement:
Recognition of license and other fixed consideration	$130,630	$7,306
Cost-sharing payments for research services, net variable consideration	1,672	3,887
Total	$132,302	$11,193
The Company paid $7.0 million for financial advisory fees during the year ended December 31, 2020, equal to 2% of $225.0 million received for the sale of shares and 2% of $125.0 million received for the upfront fee. The fees incurred related to both the collaboration agreement with Biogen and the stock purchase agreement for the sale of shares. The Company believes that the allocation of fees on a relative fair value basis between the two agreements is reasonable. The Company recognized $4.1 million, which represents 2% of the initial transaction price of $204.6 million, as a contract cost asset. This balance is released into general and administrative expenses on a systematic basis consistent with the transfer of the services to Biogen in accordance with ASC Topic 340. The Company recognized as expense $2.6 million and $0.1 million during the three months ended March 31, 2023 and 2022, respectively. The Company recognized $2.9 million, which represented 2% of the $145.4 million estimated fair value of the equity issued, as a share issuance cost and recorded this amount in equity as a reduction in net proceeds during the year ended December 31, 2020.
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
The initial research term in the agreement is six years from the Effective Date. Kite has an option to extend the research term for up to two additional one-year periods for a separate upfront fee of $10.0 million per year. All contingent payments under the agreement, when earned, will be non-refundable and non-creditable. Through the amendment and restatement of the agreement in September 2019, the Company and Kite agreed to expand the scope of the collaboration program to incorporate the use of lentiviral or retroviral vectors provided by Kite. Kite has the right to terminate this agreement in its entirety or on a per licensed product or per candidate target basis for any reason after a specified notice period. Each party has the right to terminate this agreement on account of the other party’s bankruptcy or material, uncured breach.
The Company assessed the agreement with Kite in accordance with ASC Topic 606 and concluded that Kite is a customer. The transaction price includes the upfront license fee of $150.0 million and estimated reimbursable service costs for the research projects over the estimated performance period. None of the clinical or regulatory milestones have been included in the transaction price, as none of the milestones have yet been achieved, and all amounts are fully constrained. As part of its evaluation of the constraint, the Company considered numerous factors, including the fact that achievement of the milestones at this time is uncertain and contingent upon future periods when the uncertainty related to the variable consideration is resolved.
The transaction price also includes actual and estimated payments by Kite for the work by Company researchers and reimbursement of the Company’s costs incurred with third-parties. The Company uses the expected value method to estimate payments related to the Company’s researchers’ work, taking into account the impact of constraint. Variable consideration is included in the transaction price only to the extent it is probable a significant reversal of cumulative revenues recognized would not occur. The Company will re-evaluate the transaction price including the estimated variable consideration included in the transaction price and all constrained amounts in each reporting period and as uncertain events are resolved or other changes in circumstances occur.
The Company has identified four performance obligations within the Kite agreement as follows: (1) a license to the technology combined with the obligation to perform research and development services to apply the Company’s technology to Kite-selected targets; (2) production of research materials; and (3-4) two material rights, each for an extension of the research period for an additional one-year term. Such extensions contain material rights because their exercise does not require payment of a fee that is commensurate with the value of the incremental research term. The license to the Company’s intellectual property is not distinct from the related research and development activities as the licensed technology is not shared with and cannot be utilized by Kite without the research services performed by the Company.
The Company allocated variable consideration (payments by Kite for the work performed by the Company’s researchers and third-party costs, as well as any future milestones and royalties) to the specific performance obligations to which they relate, as such allocation would meet the allocation objective in ASC Topic 606. The Company allocated the fixed consideration of $150.0 million to the performance obligations based on their relative standalone selling prices. Standalone selling prices of optional research years are similar to those of the initial year, but additionally take into account the intrinsic value of the discount upon exercise and the likelihood of exercise.
Fees allocated to options with material rights are deferred until the options are exercised or expire. The exercise of options is accounted for as contract continuation, with target selection fees and estimated variable consideration included in the transaction price at that time and allocated specifically to the respective target’s performance obligation.
Revenue for the combined license and research services performance obligations is recognized over time, as Kite consumes the benefit of such services as they are being performed by the Company. For the license combined with research and development services performance obligation, the Company recognizes revenue based on proportional performance of the ongoing research services over the period during which the Company performs the services. The estimation of progress towards the satisfaction of this performance obligation and project costs are reviewed quarterly and adjusted, as needed, to reflect the Company’s assumptions regarding the estimated volume of required activities. The production of research materials performance obligation is accounted for under the right to invoice practical expedient, as the Company has the right to invoice Kite for these services in an amount that corresponds directly with the value of the services.
As of March 31, 2023 and December 31, 2022, the Company had a receivable of $1.0 million and $0.7 million, respectively, and deferred revenue of $8.0 million and $19.4 million, respectively, related to this agreement. Changes in deferred revenue balances during the three months ended March 31, 2023 relate to a reduction in the estimated future level of the Company's research and development services, as well as ongoing normal progress in the delivery of the performance obligations. The amounts of transaction price (excluding the amounts recognized as invoiced for the production of research materials performance obligation) remaining to be recognized were $8.6 million and $21.2 million, of which $1.5 million relates to fees allocated to options with material rights, as of March 31, 2023 and December 31, 2022, respectively. These amounts are expected to be recognized over the period through 2024. The timing of recognition will be affected by the volume of annual activity under the agreement and by whether and when Kite exercises options for additional years of services and could be subject to significant changes.
Revenues recognized under the agreement were as follows (in thousands):

	Three Months Ended March 31,
	2023	2022
Revenue related to Kite agreement:
Recognition of license fee fixed consideration	$11,440	$6,159
Research services variable consideration	868	149
Total	$12,308	$6,308
In March 2023, the Company recorded an adjustment to revenue related to a change in estimate in connection with the collaboration agreement with Kite. This adjustment was driven by a reduction in the estimated future level of the Company’s research and development services and as a result, future project costs. This resulted in an increase in proportional cumulative performance on this collaboration and an increase in revenue of $8.9 million, an increase in net income of $8.9 million, and an increase in the Company’s basic and diluted earnings per share of $0.06 and $0.05, respectively, for the three months ended March 31, 2023.
Sanofi S.A.
In January 2014, the Company entered into an exclusive worldwide collaboration and license agreement (“2014 Collaboration Agreement”) to develop therapeutics for hemoglobinopathies, focused on beta thalassemia and sickle cell disease (“SCD”). The 2014 Collaboration Agreement was originally signed with BIMA, who subsequently assigned it to Bioverativ Inc., which was later acquired by Sanofi S.A (“Sanofi”). Under the 2014 Collaboration Agreement, the Company was originally jointly conducting two research programs: a beta thalassemia program, which was discontinued in the third quarter of 2021, and the SCD program, which resulted in the development of SAR445136 (now known as BIVV003), a ZFN, gene-edited cell therapy product candidate for the treatment of SCD. In December 2021, Sanofi notified the Company of its termination for convenience, effective June 28, 2022 (the “Termination Date”), of the 2014 Collaboration Agreement. A termination and transition agreement (the “Termination and Transition Agreement”) was executed by the parties on September 6, 2022.
In the SCD program, the Company and Sanofi were jointly responsible for research and development activities prior to filing of an IND, but Sanofi was responsible for subsequent worldwide clinical development, manufacturing and commercialization of licensed products developed under the agreement. Subject to the terms of the agreement, the Company had granted Sanofi an exclusive, royalty-bearing license, with the right to grant sublicenses, to use certain ZF and other technology controlled by the Company for the purpose of researching, developing, manufacturing and commercializing licensed products developed under the agreement. The Company had also granted Sanofi a non-exclusive worldwide, royalty-free fully paid license with the right to grant sublicenses, under the Company’s interest in certain other intellectual property developed pursuant to the agreement. During the term of the agreement, the Company was not permitted to research, develop, manufacture or commercialize, outside of the agreement, certain gene therapy products that target genes relevant to the licensed products.
Under the 2014 Collaboration Agreement, the Company received an upfront license fee of $20.0 million and was eligible to receive additional payments upon the achievement of specified clinical development, regulatory milestones, and sales milestones, as well as royalty payments for each licensed product based on net sales of such product. Sanofi was also to reimburse Sangamo for agreed upon costs incurred in connection with research and development activities conducted by Sangamo. Through the Termination Date, a total of $13.5 million was received based on achievement of clinical development milestones. No products have been approved and therefore no royalty fees have been or will be earned under the 2014 Collaboration Agreement.
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
As part of the Termination and Transition Agreement, Sanofi granted to the Company exclusive, worldwide, fully paid, royalty-free, perpetual, irrevocable licenses, with the right to grant sublicenses through multiple tiers, to certain of its intellectual property, to develop, manufacture, have manufactured, use, sell, offer to sell, import and otherwise commercialize BIVV003, the product candidate in development under the SCD program. The Company agreed to take on responsibilities for all clinical trials related to BIVV003, including completion of the ongoing clinical trial and the related long-term follow-up study. The Company also assumed all regulatory responsibilities related to BIVV003. Sanofi transferred and assigned to the Company all documentation, materials and contracts with third parties related to BIVV003, and the right to use certain Sanofi-owned or leased equipment related to BIVV003.
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
The Company assessed the 2014 Collaboration Agreement in accordance with ASC Topic 606 and concluded that Sanofi was a customer under that arrangement. The Company identified the performance obligation within this arrangement as a license to the technology combined with ongoing research services activities. The Company concluded that the license was not distinct as it did not have stand-alone value to Sanofi without the research services. As a result, the Company recognized revenue from the upfront payment and the milestones based on progress of performance of the ongoing research services. The estimation of progress towards the satisfaction of the performance obligation and project cost was reviewed quarterly and adjusted, as needed, to reflect the Company’s then current assumptions regarding the timing of its deliverables. Related costs and expenses under these arrangements have historically approximated the revenues recognized. Sanofi’s December 2021 notice of termination of the 2014 Collaboration Agreement represented a modification that reduced the expected scope of the Company’s services and the estimated transaction price and shortened the remaining performance timeline. Consistent with this change, all services provided by the Company under the 2014 Collaboration Agreement were completed by June 28, 2022, and all amounts ultimately included in the transaction price were recognized by such date. The final transaction price of $96.3 million included the upfront license fee of $20.0 million, two milestone payments in the aggregate amount of $13.5 million and reimbursement of research costs of $62.8 million. As of March 31, 2023 and December 31, 2022, the Company had no receivable or deferred revenue related to the 2014 Collaboration Agreement.
The Company concluded that Sanofi is not a customer under the Termination and Transition Agreement as Sanofi is not entitled to receive and cannot use the results of the ongoing clinical trial or the long-term follow-up study. This relationship is also not a collaboration in the scope of ASC Topic 808, Collaborative Arrangements. The Company concluded that the assets acquired from Sanofi do not represent a business, as substantially all of their value is concentrated in the acquired or re-acquired licenses to intellectual property. The Company has no obligation to repay Sanofi for its ongoing funding of the clinical trial or long-term follow-up study costs. Therefore, the Company will recognize Sanofi reimbursements as reductions to its research and development expense. During the three months ended March 31, 2023, the Company decreased its research and development expense by $0.5 million for these reimbursements, which is included within prepaid expenses and other current assets on the Company’s Condensed Consolidated Balance Sheet as of March 31, 2023.
Revenues recognized under the 2014 Collaboration Agreement were as follows (in thousands):

	Three Months Ended March 31,
	2023	2022
Revenue related to Sanofi agreement:
Recognition of upfront fee	$—	$311
Research services	—	978
Milestone achievement	—	210
Total	$—	$1,499

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
Upon execution of the agreement, the Company received an upfront fee of $70.0 million and is eligible to receive up to $208.5 million in payments upon the achievement of specified clinical development, intellectual property and regulatory milestones and up to $266.5 million in payments upon first commercial sale milestones for giroctocogene fitelparvovec and potentially other products. The total amount of potential clinical development, intellectual property, regulatory and first commercial sale milestone payments, assuming the achievement of all specified milestones in the agreement, is up to $475.0 million, which includes up to $300.0 million for giroctocogene fitelparvovec and up to $175.0 million for other products that may be developed under the agreement, subject to reduction on account of payments made under certain licenses for third-party intellectual property. In addition, Pfizer agreed to pay the Company royalties for each potential licensed product developed under the agreement that are 14% - 20% of the annual worldwide net sales of such product and are subject to reduction due to patent expiration, entry of biosimilar products to the market and payment made under certain licenses for third-party intellectual property. To date, two milestones of $55.0 million in aggregate have been achieved and paid, however no products have been approved and therefore no royalty fees have been earned under the agreement.
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
The Company has identified the performance obligations within the agreement as a license to the technology and ongoing research services. The Company concluded that the license was not discrete as it did not have stand-alone value to Pfizer apart from the research services to be performed by the Company pursuant to the agreement. As a result, the Company recognized revenue from the upfront payment based on proportional performance of the ongoing research services through 2020, the period during which the Company performed research services. The estimation of progress towards the satisfaction of its performance obligation and project cost was reviewed quarterly and adjusted, as needed, to reflect the Company’s assumptions regarding the timing of its deliverables.

In December 2020, the Company satisfied the deliverables and research services responsibilities within the arrangement. As a result, the Company recognized the remaining deferred revenue from the upfront payment in December 2020 and no revenues have been recognized during the three months ended March 31, 2023 and 2022.
C9ORF72 Research Collaboration and License Agreement
In December 2017, the Company entered into a separate exclusive, global collaboration and license agreement with Pfizer for the development and commercialization of potential gene therapy products that use ZF-TRs to treat amyotrophic lateral sclerosis and frontotemporal lobar degeneration linked to mutations of the C9ORF72 gene. Pursuant to this agreement, the Company agreed to work with Pfizer on a research program to identify, characterize and preclinically develop ZF-TRs that bind to and specifically reduce expression of the mutant form of the C9ORF72 gene.
Subject to the terms of this agreement, the Company granted Pfizer an exclusive, royalty-bearing, worldwide license under the Company’s relevant patents and know-how to develop, manufacture and commercialize gene therapy products that use resulting ZF-TRs that satisfy pre-agreed criteria. During a specified period, neither the Company nor Pfizer will be permitted to research, develop, manufacture or commercialize outside of the collaboration any ZFPs that specifically bind to the C9ORF72 gene.
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
The Company received a $12.0 million upfront payment from Pfizer and is eligible to receive up to $60.0 million in development milestone payments from Pfizer contingent on the achievement of specified preclinical development, clinical development and first commercial sale milestones, and up to $90.0 million in commercial milestone payments if annual worldwide net sales of the licensed products reach specified levels. In addition, Pfizer will pay the Company royalties of 14% - 20% of the annual worldwide net sales of the licensed products. These royalty payments are subject to reduction due to patent expiration, entry of biosimilar products to the market and payments made under certain licenses for third-party intellectual property. Each party will be responsible for the cost of its performance of the research program. Pfizer will be operationally and financially responsible for subsequent development, manufacturing and commercialization of the licensed products. To date, a milestone of $5.0 million has been achieved and paid, however no products have been approved and therefore no royalty fees have been earned under the C9ORF72 Pfizer agreement.
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
The Company satisfied the deliverables and research services responsibilities within the arrangement in September 2020, and as a result, earned a $5.0 million milestone, which the Company recognized on a cumulative basis during the year ended

December 31, 2020. In addition, the Company recognized the remaining deferred revenue from the upfront payment in September 2020 and no revenues have been recognized during the three months ended March 31, 2023 and 2022.
NOTE 6—IMPAIRMENT OF GOODWILL AND LONG-LIVED ASSETS
During the three months ended March 31, 2023, as a result of the sustained decline in the Company’s stock price and related market capitalization, termination of the collaboration agreements with Biogen and Novartis, and a general decline in equity values in the biotechnology industry, the Company performed an impairment assessment of goodwill, indefinite-lived intangible assets, and long-lived assets.
The Company operates as a single reporting unit based on its business and reporting structure. For goodwill, a quantitative impairment assessment was performed using a market approach, whereby the Company’s fair value of equity was compared to its carrying value. The fair value of equity was derived using both the market capitalization of the Company and an estimate of a reasonable range of values of a control premium applied to the Company’s implied business enterprise value. The control premium was estimated based upon control premiums observed in comparable market transactions. This represents a level 2 nonrecurring fair value measurement. Based on this analysis, the Company recognized a non-cash, pre-tax goodwill impairment charge of $38.1 million during the three months ended March 31, 2023. As a result, the goodwill was fully impaired as of March 31, 2023.
Before completing the goodwill impairment assessment, the Company first tested its indefinite-lived intangible assets and then its long-lived assets for impairment. The Company determined its indefinite-lived intangible assets were not impaired, as their carrying values were not in excess of their individual fair values. The Company determined all of its long-lived assets represent one asset group for purposes of long-lived asset impairment assessment. The Company concluded that the carrying value of the single asset group is not recoverable as it exceeded the future undiscounted cash flows the assets are expected to generate from the use and eventual disposition. To allocate and recognize the impairment loss, the Company determined individual fair value of long-lived assets. The Company, with the assistance of a third-party valuation firm, applied a discounted cash flow method to estimate fair values of its leasehold improvements and right-of-use assets, including leasehold improvements in the process of construction. This represents a level 3 nonrecurring fair value measurement. Based on this analysis, the Company recognized non-cash, pre-tax long-lived asset impairment charges of $11.2 million on the right-of-use assets, $5.0 million on the related leasehold improvements, and $4.2 million on construction-in-progress, during the three months ended March 31, 2023. No impairment was recognized on the remaining long-lived assets as their carrying values were not in excess of their fair values.
NOTE 7—STOCK-BASED COMPENSATION
The following table shows total stock-based compensation expense recognized in the accompanying Condensed Consolidated Statements of Operations (in thousands):

	Three Months Ended March 31,
	2023	2022
Research and development	$4,873	$4,670
General and administrative	3,404	3,021
Total stock-based compensation expense	$8,277	$7,691
NOTE 8—STOCKHOLDERS’ EQUITY
At-the-Market Offering Agreement
In August 2020, the Company entered into an Open Market Sale Agreement℠ with Jefferies LLC (“Jefferies”) with respect to an at-the-market offering program under which the Company may offer and sell, from time to time at its sole discretion, shares of the Company’s common stock having an aggregate offering price of up to $150.0 million through Jefferies as the Company’s sales agent or principal. In December 2022, the Company entered into Amendment No. 2 to the Open Market Sale Agreement℠ which increased the aggregate offering price under the at-the-market offering program by an additional $175.0 million. The Company is not obligated to sell any shares under the sales agreement. During the three months ended March 31, 2023, the Company sold 3,962,430 shares of its common stock for net proceeds of approximately $9.7 million, of which approximately $0.6 million was received in April 2023 and recorded within prepaid expenses and other current assets on the Company’s Condensed Consolidated Balance Sheet as of March 31, 2023. No shares were sold under the sales agreement during the three months ended March 31, 2022.

NOTE 9—INCOME TAXES
The Company’s provision for income taxes for interim periods is determined using an estimate of its annual effective tax rate, adjusted for discrete items, if any, that arise during the period. Each quarter, the Company updates its estimate of the annual effective tax rate, and if the estimated annual effective tax rate changes, the Company makes a cumulative adjustment in such period. During the three months ended March 31, 2023 and 2022, the Company recorded income tax expense of $0.2 million and $0.1 million, respectively.
The Company continues to maintain a full valuation allowance on its U.S. federal and state net deferred tax assets and on the Sangamo France net deferred tax assets, as the Company believes it is not more likely than not that these benefits will be realized. The tax expense for the three months ended March 31, 2023 was primarily due to foreign income tax expense.
On August 16, 2022, the Inflation Reduction Act of 2022 was signed into law, and became effective in 2023, with tax provisions primarily focused on implementing a 15% minimum tax on global adjusted financial statement income and a 1% excise tax on share repurchases. The Company has evaluated the provisions of the tax law and noted that the law change would not have a material impact on the Condensed Consolidated Financial Statements.
NOTE 10—SUBSEQUENT EVENTS
In April 2023, the Company announced a restructuring of operations and corresponding reduction in workforce (the “Restructuring”), designed to reduce costs and increase focus on its key strategic priorities. Sangamo expects the Restructuring to result in the elimination of approximately 120 roles in the United States, or approximately 27% of its total United States workforce. The Company currently estimates that it will incur approximately $5 million to $7 million in cash-based expenses related to employee severance and notice period payments, benefits and related costs in connection with the Restructuring. The Company expects that the majority of the Restructuring charges will be incurred in the second quarter of 2023 and that the execution of the Restructuring will be substantially complete by the end of the third quarter of 2024. The Company may also incur other charges or cash expenditures not currently contemplated due to events that may occur as a result of, or associated with, the Restructuring.

ITEM  2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The discussion in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contains trend analysis, estimates and other forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. These forward-looking statements include, without limitation, statements containing the words “anticipates,” “believes,” “continues,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “seeks,” “should,” “will,” and other words of similar import or the negative of those terms or expressions. Such forward-looking statements are subject to known and unknown risks, uncertainties, estimates and other factors that may cause our actual results, performance or achievements, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Actual results could differ materially from those set forth in such forward-looking statements as a result of, but not limited to, the “Risk Factors” described in Part I, Item 1A our Annual Report on Form 10-K for the year ended December 31, 2022 as filed with the Securities and Exchange Commission on February 23, 2023, or the 2022 Annual Report, as supplemented by the risks described under “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q. You should also read the following discussion and analysis in conjunction with our Condensed Consolidated Financial Statements and accompanying notes included in this Quarterly Report and the Consolidated Financial Statements and accompanying notes thereto included in our 2022 Annual Report.
Overview
We are a clinical-stage genomic medicine company committed to translating ground-breaking science into medicines that transform the lives of patients and families afflicted with serious diseases. We plan to deliver on this mission through development of our clinical and preclinical product candidates leveraging our novel science and our in-house manufacturing capabilities.
Corporate Updates
•In March 2023, each of Biogen MA, Inc. and Biogen International GmbH, which we refer to together as Biogen, and Novartis Institutes for BioMedical Research, Inc., or Novartis, notified us of their termination for convenience of our respective collaboration agreements with them, with such terminations effective in June 2023. The notice of terminations were accounted for as a modification of the respective agreements, which, in the case of Biogen, resulted in a one-time increase in revenue of $127.1 million. In April 2023, we made the strategic decision to pause further development of the programs that were the subject of these collaborations.
•In April 2023, we announced a restructuring of operations and a corresponding reduction in workforce, or the Restructuring, designed to reduce costs and increase focus on our three key strategic priorities of (a) our pre-clinical neurology disease epigenetic regulation portfolio, including our Nav 1.7 and prion disease programs, (b) preparations for a potential Phase 3 trial of isaralgagene civaparvovec, our gene therapy to treat Fabry disease, and (c) the Phase 1/2 STEADFAST study evaluating TX200, our wholly owned autologous CAR-Treg cell therapy to treat patients receiving an HLA-A2 mismatched kidney from a living donor.
•As part of the Restructuring, we expect to significantly reduce our internal manufacturing and allogeneic research footprints in California. We expect the Restructuring to result in the elimination of approximately 120 roles in the United States, or approximately 27% of our US workforce. We estimate that we will incur approximately $5 million to $7 million in cash-based expenses related to employee severance and notice period payments, benefits and related Restructuring costs. We expect that the majority of the Restructuring charges will be incurred in the second quarter of 2023 and that the execution of the Restructuring will be substantially complete by the end of the third quarter of 2024. We may also incur other charges or cash expenditures not currently contemplated due to events that may occur as a result of, or associated with, the Restructuring.
Clinical Programs Updates
Fabry Disease
•Since our last update on February 22, 2023, an additional three patients have been dosed in the Phase 1/2 STAAR study, resulting in a total of 20 patients dosed to date. A total of 20 sites are now active and recruiting. Progress in the study continues with additional male and female patients currently in screening.
•The Phase 1/2 STAAR study expansion phase is ongoing and preparations for a potential Phase 3 clinical trial actively progress. We plan to meet with the FDA on proposed Phase 3 study design in the summer and a Phase 3 trial start is anticipated in the second half of 2023, depending on regulatory interactions, with dosing of the first patient as early as the first part of 2024. The completion of dosing in the Phase 1/2 expansion phase is expected by the end of 2023 and is not expected to be a gating factor for the commencement of the Phase 3 trial.

•In April 2023, a patient in the Phase 1/2 STAAR study experienced a Grade 3 serious adverse event, or SAE, of stroke, requiring hospitalization. The patient has since been discharged, and the Principal Investigator has since determined that the SAE was not related to the ST-920 treatment.
Renal Transplant Rejection
•In March 2022, we dosed the first patient in our Phase 1/2 STEADFAST study evaluating TX200. The second and third patients were dosed with their personalized TX200 cell therapies in September 2022 and April 2023, respectively. The product candidate continues to be generally well tolerated in all three patients dosed to date. Manufacturing and clinical activities for the second cohort are progressing and additional patients are in pre-screening for potential enrollment in the study. We received positive regulatory feedback for accelerated dose escalation protocol from two European agencies to date. We plan to share initial data from cohort 1 by the end of 2023.
Hemophilia A
•Dosing to support the primary analysis of the Phase 3 AFFINE trial of giroctocogene fitelparvovec, an investigational gene therapy we are developing with Pfizer Inc., or Pfizer, for patients with moderately severe to severe hemophilia A, is now complete. A pivotal readout is expected in the first half of 2024, with Pfizer anticipating submitting a biologics license application and a marketing authorization application, in the second half of 2024 if the pivotal readout is supportive.
Preclinical Programs
Our preclinical development is focused in two innovative priority areas: (i) epigenetic regulation for neurological diseases and (ii) CAR-Treg cell therapies for autoimmune disorders. Other indications for our preclinical programs include inflammatory bowel disease, multiple sclerosis, cancer, ALS, and Huntington’s Disease, some of which we are developing with our collaborators Pfizer, Takeda Pharmaceutical Company Limited, or Takeda, and Kite Pharma, Inc., or Kite.
As part of the Restructuring, we made a strategic decision to increase focus on certain of our preclinical programs as one of the key areas of our business, including Nav 1.7 and prion disease as the cornerstones to the neurology epigenetic regulation portfolio. The Nav 1.7 pathway to potentially treat chronic neuropathic pain has been identified as our flagship program in our newly prioritized wholly owned neurology pipeline, with an investigational new drug application, or IND, submission expected in 2024. We plan to present the first data from this program in a platform presentation at the American Society for Cell and Gene Therapy 26th Annual Meeting taking place May 16-20, 2023 in Los Angeles, California. We also continue to advance our wholly owned prion disease program, with an IND submission anticipated in 2025. Identification and selection of engineered adeno-associated virus, or AAV, capsids enhanced for central nervous system delivery continues to progress.
Collaborations
Our multiple collaborations with biopharmaceutical companies bring us important financial and strategic benefits and reinforce the potential of our research and development efforts and our ZF technology platform. They leverage our collaborators’ therapeutic and clinical expertise and commercial resources with the goal to bring our medicines more rapidly to patients. We believe these collaborations reflect the value of our ZF technology platform and will potentially expand the addressable markets of our product candidates. To date, we have received approximately $815.0 million in upfront licensing fees, milestone payments and proceeds from sale of our common stock to collaborators and have the opportunity to earn up to $3.6 billion in potential future milestone payments from our collaborations, in addition to potential product royalties.
In-House Manufacturing
We currently operate an AAV manufacturing facility in our Brisbane, California headquarters. In connection with the Restructuring, we made the decision to cease cell therapy manufacturing in our facility in Brisbane, California and move our allogeneic cell therapy research to Valbonne, France, alongside cell therapy manufacturing already located in Valbonne, France. Our manufacturing strategy is to provide greater flexibility, quality and control by building a balanced and necessary capacity achieved through our in-house manufacturing and contract manufacturing organization, or CMO, partnerships, investing in manufacturing processes and analytics and developing a strong supply chain.
For additional information regarding our business, see “Business” in Part I, Item 1 of the 2022 Annual Report.
Macroeconomic Conditions and the COVID-19 Pandemic
Our business and operations and those of our collaborators may continue to be affected by financial instability and a general decline in economic conditions in the United States and other countries caused by political instability and conflict, including the ongoing conflict between Russia and Ukraine, and economic or financial challenges caused by current and potential future bank failures or by general health crises such as the COVID-19 pandemic, which have led to market disruptions, including significant volatility in commodity prices, credit and capital markets instability, including disruptions in access to bank deposits and lending commitments, supply chain interruptions, rising interest rates and global inflationary pressures. These macroeconomic factors could materially and adversely affect our ability to continue to operate as a going concern and other could otherwise have a material adverse effect on our business, operations, operating results and financial condition as well as the price of our common stock. For example, our ability to raise additional capital may be adversely impacted by these macroeconomic factors and we cannot be certain that we will be able to obtain financing on terms acceptable to us, or at all. Our failure to obtain adequate and timely funding will adversely affect our ability to continue as a going concern and our ability to develop our technology and products candidates.
In addition, as the global COVID-19 pandemic and its effects continue to evolve, the extent of the impact of the COVID-19 pandemic on our business, operations and development timelines and plans remains uncertain. We have experienced and may in the future experience impacts from the COVID-19 pandemic on our business and operations. For example, our Phase 1/2 STAAR clinical study evaluating isaralgagene civaparvovec and our STEADFAST study evaluating TX200 experienced delays in their respective timelines due to clinical trial patients and/or donors, as applicable, testing positive for COVID-19, delays in sourcing raw materials, and manufacturing and other technology transfer challenges with our CMOs. If our programs encounter longer-term disruptions as a result of impacts of the COVID-19 pandemic, it could impact our ability to support our biopharmaceutical partners as contemplated in our collaboration agreements and could result in adjustments to our clinical trial timelines. We will continue to monitor the impact of COVID-19 on our operations, research commitments and clinical trials and those of our collaborators, clinical trial sites and CMOs. Disruptions to these operations, and possibly more severe disruptions in the future that could arise due to restrictions applicable in the places we operate or our industry generally or to us and our facilities specifically, could impede our ability to conduct research in a timely manner, comply with our research obligations to our collaborators and advance the development of our therapeutic programs. These delays and disruptions could result in adverse material impacts to our business, operating results and financial condition.
See the section titled “Risk Factors” included in Part I, Item 1A of the 2022 Annual Report for additional information on risks and uncertainties related to the COVID-19 pandemic.
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
Although we reported net income for the three months ended March 31, 2023, we have incurred net losses since inception and expect to incur losses for at least the next several years as we continue our research and development activities. To date, we have funded our operations primarily through the issuance of equity securities and revenues from collaborations and research grants.
We expect to continue to devote substantial resources to research and development in the future and expect research and development expenses to increase in the next several years if we are successful in advancing our product candidates from research stage through clinical trials. Pursuant to the terms of our collaboration agreements with Biogen (which agreement will terminate effective June 15, 2023), Novartis (which agreement will terminate effective June 11, 2023), and Kite, and our termination and transition agreement with Sanofi S.A., or Sanofi, certain expenses related to research and development activities will be reimbursed to us. The reimbursement funds to be received from Biogen, Kite, and Novartis through the end of the collaboration agreements will be recognized as revenue as the related costs are incurred and collection is reasonably assured. In this regard, following the effectiveness of the terminations of the Biogen and Novartis agreements, we will not be entitled to any further cost reimbursements. The reimbursement funds to be received from Sanofi will decrease our research and development expense.
General and administrative expenses consist primarily of salaries and personnel related expenses for executive, finance and administrative personnel, stock-based compensation expense, professional fees, allocated facilities expenses, patent prosecution expenses and other general corporate expenses. As we continue to advance our product candidates into and through the clinic, we expect the growth of our business to require increased general and administrative expenses.
Critical Accounting Policies and Estimates
Our Condensed Consolidated Financial Statements and the related disclosures have been prepared in accordance with generally accepted accounting principles in the United States. The preparation of these Condensed Consolidated Financial Statements requires us to make estimates, assumptions and judgments that affect the reported amounts in our Condensed Consolidated Financial Statements and accompanying notes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe the following policies to be the most critical to an understanding of our financial condition and results of operations because they require us to make estimates, assumptions and judgments about matters that are inherently uncertain.
We believe our critical accounting policies and estimates relating to revenue recognition and valuation of long-lived assets including goodwill and intangible assets are the most significant estimates and assumptions used in the preparation of our Condensed Consolidated Financial Statements. See Note 1 – Organization, Basis of Presentation and Summary of Significant Accounting Policies in the accompanying notes to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
There have been no significant changes in our critical accounting policies and estimates during the three months ended March 31, 2023, as compared to the critical accounting policies and estimates disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Part II, Item 7 of the 2022 Annual Report.
Results of Operations for the Three Months Ended March 31, 2023 and 2022
Revenues

	Three Months Ended March 31,
	(in thousands, except percentage values)
	2023	2022	Change	%
Revenues	$157,957	$28,231	$129,726	460%
Revenues primarily consisted of amounts earned from our collaboration agreements. We anticipate revenues in future years will be derived primarily from our collaboration agreements with Kite and Pfizer. In this regard, the terminations of our collaboration agreements with Biogen and Novartis will be effective in June 2023 following which we will not be entitled to any further milestone payments or royalties from either Biogen or Novartis, nor will either Biogen or Novartis have any further obligations to develop or to reimburse the costs of any of the programs subject to the Biogen and Novartis collaborations.
The increase of $129.7 million in revenues for the three months ended March 31, 2023, compared to the same period in 2022, was primarily attributed to:
•an increase of $121.1 million in revenue relating to our collaboration agreement with Biogen, primarily due to the impact of a contract modification resulting from a notification of termination of the collaboration agreement, which resulted in an increase in the measure of proportional cumulative performance;
•an increase of $6.0 million in revenue relating to our collaboration agreement with Kite, primarily due to a reduction in the estimated future level of the research and development services and as a result, future project costs, which resulted in an adjustment to the measure of proportional cumulative performance;
•an increase of $2.5 million in revenue relating to our license agreement with Sigma-Aldrich Corporation;
•an increase of $0.9 million in revenue relating to our collaboration agreement with Novartis; and
•an increase of $0.8 million in revenue relating to our license agreement with Open Monoclonal Technology, Inc. (now Ligand Pharmaceuticals Inc.).
These increases were partially offset by a decrease of $1.5 million in revenue relating to our collaboration agreement with Sanofi, due to the termination of collaboration agreement in June 2022.

Operating expenses

	Three Months Ended March 31,
	(in thousands, except percentage values)
	2023	2022	Change	%
Operating expenses:
Research and development	$63,216	$58,584	$4,632	8%
General and administrative	18,136	14,908	3,228	22%
Impairment of goodwill	38,138	—	38,138	100%
Impairment of long-lived assets	20,433	—	20,433	100%
Total operating expenses	$139,923	$73,492	$66,431	90%
Research and Development Expenses
Research and development expenses consisted primarily of compensation related expenses, including stock-based compensation, laboratory supplies, preclinical and clinical studies, manufacturing clinical supply, contracted research, and allocated facilities and information technology expenses.
The increase of $4.6 million in research and development expenses for the three months ended March 31, 2023, compared to the same period in 2022, was primarily attributable to higher headcount and infrastructure related costs, coupled with higher external services to progress our clinical trials. Stock-based compensation expense included in research and development expenses was $4.9 million and $4.7 million for the three months ended March 31, 2023 and 2022, respectively.
We expect to continue to devote substantial resources to research and development in the future. While we anticipate that our research and development expenses will decrease in the near-term in connection with the Restructuring, we ultimately expect research and development expenses to increase in the next several years if we are successful in advancing our clinical programs and if we are able to progress our earlier stage product candidates into clinical trials.
The length of time required to complete our development programs and our development costs for those programs may be impacted by the scope and timing of enrollment in clinical trials for our product candidates, our decisions to pursue development programs in other therapeutic areas, and whether we pursue development of our product candidates with a partner or collaborator or independently. For example, our product candidates are being developed in multiple therapeutic areas, and we do not yet know how many of those therapeutic areas we will continue to pursue. In this regard, in connection with the Restructuring, we have paused further development of certain pre-clinical programs following conclusion of collaborations with Biogen and Novartis. Furthermore, the scope and number of clinical trials required to obtain regulatory approval for each pursued therapeutic area is subject to the input of the applicable regulatory authorities, and we have not yet sought such input for all potential therapeutic areas that we may elect to pursue, and even after having given such input, applicable regulatory authorities may subsequently require additional clinical studies prior to granting regulatory approval based on new data generated by us or other companies, or for other reasons outside of our control. As a condition to any regulatory approval, we may also be subject to post-marketing development commitments, including additional clinical trial requirements. As a result of the uncertainties discussed above, we are unable to determine the duration of or complete costs associated with our development programs.
Our potential therapeutic products are subject to a lengthy and uncertain regulatory process that may not result in our receipt of any necessary regulatory approvals. Failure to receive the necessary regulatory approvals would prevent us from commercializing the product candidates affected. In addition, clinical trials of our product candidates may fail to demonstrate safety and efficacy, which could prevent or significantly delay regulatory approval. A discussion of the risks and uncertainties with respect to our research and development activities, including completing the development of our product candidates, and the consequences to our business, financial position and growth prospects can be found in “Risk Factors” in Part I, Item 1A of the 2022 Annual Report, as supplemented by the risks described under “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q.
General and Administrative Expenses
General and administrative expenses consist primarily of compensation related expenses including stock-based compensation for executive, legal, finance and administrative personnel, professional fees, facilities and information technology expenses, and other general corporate expenses.
The increase of $3.2 million in general and administrative expenses for the three months ended March 31, 2023, compared to the same period in 2022, was primarily driven by an increase of $2.5 million in Biogen contract cost asset amortization primarily due to a change in estimate driven by a notification of termination of the collaboration agreement which resulted in increase in the measure of proportional cumulative performance, and an increase of $1.0 million in compensation and other personnel costs. Stock-based compensation expense included in general and administrative expenses was $3.4 million and $3.0 million for the three months ended March 31, 2023 and 2022, respectively.
While we anticipate that our general and administrative expenses will decrease modestly in the near-term in connection with the Restructuring, as we continue to build out our product portfolio and advance our product candidates into the clinic, we expect higher general and administrative expenses to support the growth of the business.
Impairment of Goodwill and Long-Lived Assets
In March 2023, we concluded our goodwill and certain long-lived assets were impaired due to a sustained decline in our stock price and related market capitalization, termination of the collaboration agreements with Biogen and Novartis, and a general decline in equity values in the biotechnology industry. Based on this analysis, we recognized a non-cash, pre-tax goodwill impairment charge of $38.1 million and long-lived asset impairment charge of $20.4 million during the three months ended March 31, 2023. For more information see Note 6 – Impairment of Goodwill and Long-Lived Assets in the accompanying notes to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Interest and other income, net
Interest and other income, net was $3.3 million and $1.3 million for the three months ended March 31, 2023 and 2022, respectively. The increase of $2.0 million for the three months ended March 31, 2023, compared to the same period in 2022, was primarily driven by an increase of $2.1 million in interest income reflecting increases in market interest rates and $0.7 million related to fluctuations in foreign currency exchange rates. These increases were partially offset by a $0.7 million decrease in research tax credits and employee retention credit.
Liquidity and Capital Resources
Liquidity
Since inception, we have incurred significant net losses, and we have funded our operations primarily through the issuance of equity securities, payments from corporate collaborators and strategic partners and research grants.
As of March 31, 2023, we had cash, cash equivalents, and marketable securities totaling $241.0 million, compared to $307.5 million as of December 31, 2022. Our most significant use of capital during the quarter was for employee compensation and external research and development expenses, such as manufacturing, clinical trials and preclinical activity related to our therapeutic programs. Our cash and investment balances are held in a variety of interest-bearing instruments, including U.S. government-sponsored entity debt securities, commercial paper securities, money market funds, corporate debt securities, asset-backed securities and certificates of deposit. Cash in excess of immediate requirements is invested in accordance with our investment policy with a view toward capital preservation and liquidity.
In August 2020, we entered into an Open Market Sale Agreement℠, or the sales agreement, with Jefferies LLC, providing for the sale of up to $150.0 million of our common stock from time to time in ‘at-the-market’ offerings under an existing shelf registration statement. In December 2022, we entered into Amendment No. 2 to the Open Market Sale Agreement℠ which increased the aggregate offering price under the sales agreement by an additional $175.0 million. Approximately $200.0 million remained available under the sales agreement as of March 31, 2023. During the three months ended March 31, 2023, we sold 3,962,430 shares of our common stock for net proceeds of approximately $9.7 million, of which approximately $0.6 million was received in April 2023 and recorded within prepaid expenses and other current assets on our Condensed Consolidated Balance Sheet as of March 31, 2023.
Under Accounting Standards Codification, or ASC, Topic 205-40, Presentation of Financial Statements—Going Concern, we have the responsibility to evaluate whether conditions and/or events could raise substantial doubt about our ability to meet our future financial obligations as they become due within twelve months after the date that the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q are issued. We have identified several actions, including cost reduction measures that already have been initiated or that would be initiated in a timely manner, to address our liquidity needs, as follows:
•Deferral and reprioritization of certain research and development programs that would involve reduced program and headcount spend;
•Reduction in force that would be intended to extend the cash runway necessary to fund operations;
•Pause on any new hiring and reduction in ancillary expenses such as travel and recruitment expenses; and
•Reduction in non-critical capital and operating expenditures including additional equipment, lab improvements, efficiency projects, and business support spend.

In this regard, in April 2023, we announced the Restructuring, including a reduction in force that we expect to result in the elimination of approximately 120 roles in the United States. In addition, as part of the Restructuring, we expect to significantly reduce our internal manufacturing and allogeneic research footprints in California. See “—Corporate Update” above for additional information.
We believe management’s plans, as described above, sufficiently alleviate the risk of substantial doubt about our ability to continue as a going concern for at least twelve months from the date that the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q are issued. We make assumptions about the probability that management's plans will be effectively implemented and alleviate substantial doubt and our ability to continue as a going concern. However, such assumptions are inherently uncertain and actual results could differ materially from those estimates. In this regard, we could use our available capital resources sooner than we currently expect and changing circumstances, some of which may be beyond our control, could cause us to consume capital significantly faster than we currently anticipate, and we may need to seek additional funds sooner than planned.
We will be required to raise substantial additional capital to fund our operations and support our research and development endeavors. In this regard, we are actively seeking substantial additional capital, including through public or private equity or debt financings, royalty financings or other sources, such as strategic collaborations. However, additional capital may not be available to us, on terms that are acceptable or at all. If adequate funds are not available to us on a timely basis, or at all, we will be required to take additional actions to address our liquidity needs, including additional cost reduction measures such as further reducing operating expenses and delaying, reducing the scope of, discontinuing or altering our research and development activities, which could have a material adverse effect on our business. While we expect that the majority of the Restructuring charges will be incurred in the second quarter of 2023 and that the execution of the Restructuring will be substantially complete by the end of the third quarter of 2024, we may also incur other charges or cash expenditures not currently contemplated due to events that may occur as a result of, or associated with, the Restructuring. However, we may not achieve the expected benefits of these cost reduction measures and other cost reduction plans on the anticipated timeline, or at all, which could otherwise accelerate our liquidity needs and could force us to further curtail or suspend our operations. Moreover, we rely in part on our collaboration partners to provide funding for and otherwise advance our pre-clinical and clinical programs. However, in June 2022, our collaboration agreement with Sanofi terminated, and in March 2023, Biogen and Novartis notified us of their respective terminations for convenience of our collaboration agreements with them effective in June 2023. While we may identify new collaboration partners who can progress some of the programs that were the subject of these collaborations, we may not be successful in doing so in a timely manner, on acceptable terms or at all, and we may otherwise fail to raise sufficient additional capital in order to progress these programs ourselves or we may determine that for internal resource allocation purposes or for other reasons to abandon development of these programs. In any event, we would require substantial additional funding in order to progress the programs that were the subject of these collaborations.
If we raise additional capital through public or private equity offerings, including sales pursuant to our at-the-market offering program with Jefferies LLC, the ownership interest of our existing stockholders will be diluted, and such dilution may be substantial, and the terms of any new equity securities may have a preference over, and include rights superior to, our common stock. If we raise additional capital through royalty financings or other collaborations, strategic alliances or licensing arrangements with third parties, we may need to relinquish certain valuable rights to our product candidates, technologies, future revenue streams or research programs or grant licenses on terms that may not be favorable. If we raise additional capital through debt financing, we may be subject to specified financial covenants or covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or pursuing certain transactions, any of which could restrict our ability to commercialize our product candidates or operate as a business.
Cash Flows
Operating activities
Net cash used in operating activities was $66.3 million for the three months ended March 31, 2023, primarily reflecting our net income of $21.1 million, adjusted for a non-cash goodwill and long-lived asset impairment charges of $38.1 million and $20.4 million, respectively, a decrease in prepaid expenses and other assets by $6.2 million, and $12.8 million of non-cash expenses related to stock-based compensation, depreciation and amortization, amortization of premium on marketable securities, and amortization of operating lease right-of-use assets. These increases were offset by a decrease in deferred revenues of $149.8 million mainly attributed to the impact of termination related contract modification for our collaboration agreement with Biogen and change in estimate for our collaboration agreement with Kite, a decrease in accrued compensation and employee benefits by $8.6 million mainly attributed to bonus pay-outs, an increase in accounts receivable by $3.3 million, a decrease in accounts payable and other accrued liabilities by $1.9 million, and a decrease in lease liabilities by $1.2 million.
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
Investing activities
Net cash provided by investing activities was $35.7 million for the three months ended March 31, 2023, related to maturities of marketable securities of $82.2 million, partially offset by purchases of marketable securities of $36.2 million, and purchases of property and equipment of $10.2 million.
Net cash provided by investing activities was $1.7 million for the three months ended March 31, 2022, mostly related to net maturities and purchases of marketable securities, partially offset by $2.8 million from purchases of property and equipment.
Financing activities
Net cash provided by financing activities was $8.0 million for the three months ended March 31, 2023, mostly related to $9.4 million of proceeds from the at-the-market offering, net of offering expenses of $0.3 million, partially offset by taxes paid related to net share settlement of equity awards of $1.1 million.
Net cash used in financing activities was $1.6 million for the three months ended March 31, 2022, mostly related to taxes paid related to net share settlement of equity awards of $1.6 million.
Operating Capital and Capital Expenditure Requirements
We anticipate continuing to incur operating losses for at least the next several years and need to raise substantial additional capital. The effects of the current macroeconomic environment, including the COVID-19 pandemic, the effects of war in Ukraine, financial and liquidity challenges associated with current and potential future bank failures, inflation, climate change, rising interest rates and other economic uncertainty and volatility, has resulted and may continue to result in significant disruption of global financial markets, which could impair our ability to access capital on terms that are acceptable or at all, and in turn could negatively affect our liquidity and our ability to continue to operate as a going concern. Future capital requirements beyond the next 12 months will be substantial, and we need to raise substantial additional capital to fund the development, manufacturing and potential commercialization of our product candidates. In this regard, we are actively seeking substantial additional capital, including through public or private equity or debt financings, royalty financings or other sources, such as strategic collaborations. However, additional capital may not be available to us, on terms that are acceptable or at all. If adequate funds are not available to us on a timely basis, or at all, we will be required to take additional actions to address our liquidity needs, including additional cost reduction measures such as further reducing operating expenses and delaying, reducing the scope of, discontinuing or altering our research and development activities, which could have a material adverse effect on our business.
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

Contractual Obligations
Our future minimum contractual obligations as of December 31, 2022 were reported in the 2022 Annual Report. During the three months ended March 31, 2023, there have been no other material changes outside the ordinary course of our business from the contractual obligations previously disclosed in our 2022 Annual Report.
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
The securities in our investment portfolio are not leveraged and are classified as available-for-sale. The majority of these available-for-sale securities are short-term in nature and subject to minimal interest rate risk. Our investments currently consist of U.S. government-sponsored entity debt securities, commercial paper securities, corporate debt securities, asset-backed securities and certificates of deposit. Our investment policy, approved by our Board of Directors, limits the amount we may invest in any one type of investment issuer, thereby reducing credit risk concentrations. All investments are carried at market value, which approximates cost. We do not use derivative financial instruments in our investment portfolio. Our market risks at March 31, 2023 have not changed materially from those discussed in Item 7A of our 2022 Annual Report.
Foreign Currency Exchange Risk
We have operations in the United States as well as in Europe. The functional currency of each foreign subsidiary is the local currency. We are exposed to foreign currency risk, primarily through operations of our subsidiaries in Europe which conduct business primarily in Euros. We record gains and losses within our stockholders’ equity due to the translation of our subsidiaries’ financial statements into U.S. dollars. Our foreign currency exchange risk at March 31, 2023 has not changed materially from that discussed in Item 7A of our 2022 Annual Report.
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
Under the supervision of our principal executive officer and principal financial officer, we evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of March 31, 2023. Based on that evaluation, as of March 31, 2023, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level.
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
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM  1.    LEGAL PROCEEDINGS
We are not party to any material pending legal proceedings. From time to time, we may be involved in legal proceedings arising in the ordinary course of business.
ITEM  1A.    RISK FACTORS
Below we are providing, in supplemental form, changes to our risk factors from those previously disclosed in Part I, Item 1A of the 2022 Annual Report. Our risk factors disclosed in Part I, Item 1A of the 2022 Annual Report provide additional discussion about these supplemental risks and we encourage you to read and carefully consider the risk factors disclosed in Part I, Item 1A of the 2022 Annual Report for a more complete understanding of the risks and uncertainties material to our business.
We may use our financial and human resources to pursue a particular research program or product candidate and fail to capitalize on other programs or product candidates that may be more profitable or for which there is a greater likelihood of success.
We have limited resources and may forego or delay pursuit of certain research programs or product candidates that later prove to have greater commercial potential. Our resource allocation decisions may cause us to fail to capitalize on viable commercial products or profitable market opportunities or pursue collaborations rather than retain sole responsibility for development. Our current and future research and development programs for product candidates may not yield any commercially viable products. The evaluation of the commercial potential or target market for a particular product candidate is forward-looking and based upon assumptions involving, for example and not limited to, market evolution, advances in disease standard of care, competition and reimbursement. This reliance on assumptions means that, if our assumptions prove to be inaccurate or incomplete, we may pursue opportunities that end up having a number of competitors that are more advanced than our product candidates, or we may relinquish valuable rights to a product candidate through strategic collaboration, licensing or other royalty arrangements in cases where it would have been more advantageous for us to retain sole development and commercialization rights to such product candidate. For example, we recently made the strategic decision to halt further material investments in the BIVV003 program beyond completion of the Phase 1/2 PRECIZN-1 study in order to prioritize deployment of resources to our Fabry and TX200 programs. While we have launched a search for a collaboration partner who can progress this program to a potential Phase 3 trial, we may not be successful in doing so in a timely manner, on acceptable terms or at all, and as a result, we could miss valuable opportunities to capitalize on the potential of the BIVV003 program. Likewise, in March 2023, Biogen and Novartis notified us of their respective terminations for convenience of our collaboration agreements with them, and in April 2023, we made the strategic decision to pause further development of the programs that were the subject of these collaborations. While we may identify new collaboration partners who can progress some of the programs that were the subject of these collaborations, we may not be successful in doing so in a timely manner, on acceptable terms or at all, and we may otherwise fail to raise sufficient additional capital in order to progress these programs ourselves or we may determine that for internal resource allocation purposes or for other reasons to abandon development of these programs. As a result, we could miss valuable opportunities to capitalize on the potential of the programs. We may also allocate internal resources to a product candidate in a therapeutic area in which it would have been more advantageous to enter into a collaboration or that does not prove to have viable commercial opportunities. Any failure to use our financial and human resources efficiently could harm our business and operations.
Unfavorable global economic conditions could have a negative impact on our operations, which could materially and adversely affect our ability to continue to operate as a going concern and otherwise have a material adverse effect on our business, financial condition, results of operations, prospects and market price of our common stock.
Financial instability and a general decline in economic conditions in the United States and other countries caused by political instability and conflict, including the ongoing conflict between Russia and Ukraine, and economic or financial challenges caused by current and potential future bank failures or by general health crises such as the COVID-19 pandemic, have led to market disruptions, including significant volatility in commodity prices, credit and capital markets instability, including disruptions in access to bank deposits and lending commitments, supply chain interruptions, rising interest rates and global inflationary pressures. These macroeconomic factors could materially and adversely affect our ability to continue to operate as a going concern and other could otherwise have a material adverse effect on our business, operations, operating results and financial condition as well as the price of our common stock. For example, the recent closures of Silicon Valley Bank, or SVB, Signature Bank and First Republic Bank have resulted in broader financial institution liquidity risk and concerns. Although we were able to access all of the funds we had in deposit with SVB and intend to migrate all banking services previously provided by SVB to alternative global banking providers, future adverse developments with respect to specific financial institutions or the broader financial services industry may lead to market-wide liquidity shortages. The failure of any bank in which we deposit our funds could reduce the amount of cash we have available for our operations or delay our ability to access such funds. Any such failure may increase the possibility of a sustained deterioration of financial market liquidity, or illiquidity at clearing, cash management and/or custodial financial institutions. In the event we have a commercial relationship with a bank that has failed or is otherwise distressed, we may experience delays or other issues in meeting our financial obligations. If other banks and financial institutions fail or become insolvent in the future in response to financial conditions affecting the banking system and financial markets, our ability to access our cash and cash equivalents and investments may be threatened and our ability to raise additional capital when needed could be substantially impaired, which could have a material adverse effect on our business, operations, operating results and financial condition as well as the price of our common stock. In particular, failure to secure any necessary financing in a timely manner and on favorable terms could require us to delay or abandon clinical development plans or we may be forced to further curtail or suspend our operations. In addition, any or all of these factors could disrupt our and our collaborators’ supply chains and adversely affect our and our collaborators’ ability to conduct ongoing and future clinical trials of our product candidates.
We have historically incurred significant operating losses since inception and anticipate that we will incur continued losses for the foreseeable future.
Although we reported net income of $21.1 million for the three months ended March 31, 2023, primarily due to the termination of the Biogen collaboration agreement, we have a history of recurring net losses, including $192.3 million and $178.3 million for the years ended December 31, 2022 and 2021, respectively, and we have otherwise generated operating losses since we began operations in 1995. The extent of our future losses and the timing of profitability are uncertain, and we expect to incur losses for the foreseeable future. We have been engaged in developing our ZF technology since inception, which has and will continue to require significant research and development expenditures. To date, we have generated our funding from issuance of equity securities, revenues derived from collaboration agreements, other strategic partnerships in non-therapeutic applications of our technology, federal government research grants and grants awarded by research foundations. We expect to continue to incur additional operating losses for the next several years as we continue to develop our product candidates. If the time required to generate significant product revenues and achieve profitability is longer than we currently anticipate or if we are unable to generate liquidity through equity financing or other sources of funding, we may be forced to further curtail or suspend our operations.
We will need substantial additional funding to execute our operating plan and continue to operate as a going concern. We may be unable to raise additional capital on favorable terms, if at all, which would harm or preclude our ability to develop our technology and product candidates and could delay or terminate some or all of our programs. Future sales and issuances of equity securities could also result in substantial dilution to our stockholders.
We have incurred significant operating losses and negative operating cash flows since inception and have not achieved profitability. We expect capital outlays and operating expenditures to increase over the next several years as we expand our infrastructure and research and product development activities. Moreover, we have concluded that there exists substantial doubt about our ability to continue to operate as a going concern. While we currently believe that management’s plans sufficiently alleviate the risk of substantial doubt about our ability to continue as a going concern for at least twelve months from the date that the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q are issued, we make assumptions about the probability that management's plans will be effectively implemented and alleviate substantial doubt and our ability to continue as a going concern. However, such assumptions are inherently uncertain and actual results could differ materially from those estimates. In this regard, we could use our available capital resources sooner than we currently expect and changing circumstances, some of which may be beyond our control, could cause us to consume capital significantly faster than we currently anticipate, and we may need to seek additional funds sooner than planned.
Regardless, in order to remove substantial doubt about our ability to continue as a going concern, we will be required to raise substantial additional capital to fund our operations and support our research and development endeavors. In this regard, we are actively seeking substantial additional capital, including through public or private equity or debt financings, royalty financings or other sources, such as strategic collaborations. However, additional capital may not be available to us, on terms that are acceptable or at all. If adequate funds are not available to us on a timely basis, or at all, we will be required to take additional actions to address our liquidity needs, including additional cost reduction measures such as further reducing operating expenses and delaying, reducing the scope of, discontinuing or altering our research and development activities, which could have a material adverse effect on our business, or we may be required to cease operations. In this regard, in April 2023, we announced a restructuring, including a reduction in force that we expect to result in the elimination of approximately 120 roles in the United States, and a significant reduction in our internal manufacturing and allogeneic research footprints in California. While we expect that the majority of the charges associated with the restructuring will be incurred in the second quarter of 2023 and that the execution of the restructuring will be substantially complete by the end of the third quarter of 2024, we may also incur other charges or cash expenditures not currently contemplated due to events that may occur as a result of, or associated with, the restructuring. However, we may not achieve the expected benefits of these cost reduction measures and other cost reduction plans on the anticipated timeline, or at all, which could otherwise accelerate our liquidity needs and could force us to further curtail or suspend our operations. Moreover, we rely in part on our collaboration partners to provide funding for and otherwise advance our pre-clinical and clinical programs. However, in June 2022, our collaboration agreement with Sanofi terminated, and in March 2023, Biogen and Novartis notified us of their respective terminations for convenience of our collaboration agreements with them effective in June 2023. While we may identify new collaboration partners who can progress some of the programs that were the subject of these collaborations, we may not be successful in doing so in a timely manner, on acceptable terms or at all, and we may otherwise fail to raise sufficient additional capital in order to progress these programs ourselves or we may determine that for internal resource allocation purposes or for other reasons to abandon development of these programs. In any event, we would require substantial additional funding in order to progress the programs that were the subject of these collaborations.
If we raise additional capital through public or private equity offerings, including sales pursuant to our at-the-market offering program with Jefferies LLC, the ownership interest of our existing stockholders will be diluted, and such dilution may be substantial, and the terms of any new equity securities may have a preference over, and include rights superior to, our common stock. If we raise additional capital through royalty financings or other collaborations, strategic alliances or licensing arrangements with third parties, we may need to relinquish certain valuable rights to our product candidates, technologies, future revenue streams or research programs or grant licenses on terms that may not be favorable. If we raise additional capital through debt financing, we may be subject to specified financial covenants or covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or pursuing certain transactions, any of which could restrict our ability to commercialize our product candidates or operate as a business.
In addition, as we focus our efforts on proprietary human therapeutics, we will need to seek regulatory approvals of our product candidates from the FDA or other comparable foreign regulatory authorities, a process that could cost in excess of hundreds of millions of dollars per product. We may experience difficulties in accessing the capital markets due to external factors beyond our control, such as volatility in the equity markets for emerging biotechnology companies and general economic and market conditions both in the United States and abroad. For example, our ability to raise additional capital may be adversely impacted by global economic conditions and disruptions to and volatility in the credit and financial markets in the United States and worldwide, such as has been experienced recently due in part to, among other things, the impacts of the COVID-19 pandemic, the ongoing conflict between Russia and Ukraine, and disruptions in access to bank deposits and lending commitments due to bank failure. We cannot be certain that we will be able to obtain financing on terms acceptable to us, or at all. Our failure to obtain adequate and timely funding will adversely affect our ability to continue as a going concern and our ability to develop our technology and products candidates.
Our collaborators control certain aspects of our product development efforts, including certain of our clinical trials, which could result in unanticipated delays and other obstacles in the commercialization of our product candidates.
We depend on collaborators to design and conduct certain of our clinical trials for some of our product candidates. As a result, these clinical trials may not be conducted in the manner or on the timeline we desire, which may negatively impact our product development efforts. For example, Pfizer is the trial sponsor of the Phase 3 AFFINE trial of giroctocogene fitelparvovec and we depended on the efforts of Pfizer to diligently seek to lift the clinical hold on the Phase 3 AFFINE trial and resume the trial. Although dosing in the AFFINE trial has now resumed, we cannot guarantee that we will not experience future delays in this trial or that the trial will be completed on the anticipated timeframe or at all.
Our lack of control over aspects of product development in our collaborations with Kite, Takeda and Pfizer could cause delays or other difficulties in the development and commercialization of our product candidates, which may prevent us from completing the intended IND filings in a timely fashion and receiving any milestone, royalty payments and other benefits under the agreement. In addition, under their respective agreements, our third-party collaborators have certain rights to terminate the agreements by providing us with advance notices, therefore, the actual milestone payments that we may receive under these agreements may be substantially lower than the full amounts provided for under these agreements. For example, in June 2022, our collaboration agreement with Sanofi terminated, and in March 2023, Biogen and Novartis notified us of their respective terminations for convenience of our collaboration agreements with them. As a result, we will not be entitled to any further milestone payments or royalties from any of Sanofi, Biogen or Novartis.
Our collaborators licensing our ZF technologies may decide to adopt alternative technologies or products or may be unable or unwilling to develop commercially viable products with our ZF technologies, which would negatively impact our revenues and our strategy to develop product candidates using ZF technologies.
Several of our ongoing collaborations leverage our ZF technology platform. These collaborators may elect to adopt alternative technologies in the future, which could decrease the value of our ZF technology platform and impede the development of product candidates using the platform. Additionally, because many of our collaborators are likely to be working on more than one development project, they could choose to shift their resources to projects other than those they are working on with us. If they do so, this would delay our ability to test and develop our ZF technology platform and would delay or terminate the development of our product candidates using the platform. Further, our collaborators may elect not to develop product candidates arising out of our collaborations or not to devote sufficient resources to the development, manufacturing, marketing or sale of these product candidates. If they terminate the collaborations with us, such as the recent terminations for convenience of our collaboration agreements with Biogen and Novartis, and we wish to continue developing the product candidates, we will be required to seek the support of other collaborators or develop the products ourselves. We may not be able to identify a suitable partner or negotiate a favorable collaboration agreement, and we may not have sufficient resources and expertise internally, to allow us to continue the development of these product candidates.
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
For example, we have collaborations with Kite to develop product candidates to treat cancer and with Pfizer to develop product candidates to treat hemophilia A and amyotrophic lateral sclerosis and frontotemporal lobar degeneration linked to mutations of the C9ORF72 gene. Any delays to or discontinuances of these collaborations could have a material adverse effect on our business, results of operations, financial condition and prospects.
We are also party to collaboration agreements with Novartis to develop product candidates to treat certain neurodevelopment disorders, including autism and intellectual disability and with Biogen to develop product candidates to treat tauopathies including Alzheimer’s disease, alpha-synuclein related diseases including Parkinson’s disease and other neurological diseases. In March 2023, Novartis and Biogen notified us of their respective terminations for convenience, each effective in June 2023, of their respective collaboration agreements with us. As a result of these terminations, as of the respective termination dates of the collaboration agreements, we will not be entitled to any milestone payments or royalties from Novartis or Biogen, and Novartis and Biogen will have no further obligations to develop or to reimburse the costs of any of the programs under the applicable agreement. We cannot guarantee that we will be able to come to agreement with Novartis and Biogen on appropriate transition arrangements or otherwise execute an orderly transition under the respective collaboration agreement. In April 2023, we made the strategic decision to pause further development of the programs that were the subject of these collaborations. In the future, we may identify alternative options to advance some of the programs that were subject to such agreements, including potential development internally or with a collaboration partner. However, we cannot guarantee that we will be able to successfully secure any such options, including identifying an alternative suitable collaboration partner or negotiate a favorable alternative collaboration agreement. In such case, we may be unable or unwilling to continue developing the programs subject to these collaboration agreements due to the lack of adequate capital resources or otherwise.
In June 2022, we completed the transition of the rights and obligations of Sanofi, under our prior collaboration agreement back to us. Although we expect to complete the Phase 1/2 PRECIZIN-1 study of BIVV003, our product candidate to treat SCD, we cannot guarantee that we will be able to complete this study in a timely manner or at all. Also, we do not expect to make additional material investments in our SCD program and, accordingly, do not plan to continue developing BIVV003 beyond completion of this study. Although we are currently seeking a potential collaboration partner to advance the development of BIVV003 beyond this study, we cannot guarantee that we will be able to successfully secure any such collaboration in a timely manner, on acceptable terms or at all. In such case, the continued development of BIVV003 could be further delayed or precluded altogether, in which case may choose to discontinue the BIVV003 program. Any further delays to or discontinuance of this program could have an adverse impact on our business, results of operations, financial condition and prospects.
If we are unable to secure additional collaborations or if our collaborators are unable or unwilling to diligently advance the development, regulatory approval and commercialization of our product candidates, our growth may slow and adversely affect our ability to generate funding for development of our technologies and product candidates as well as our ability to continue to operate as a going concern. In addition, our ongoing collaborators may sublicense or abandon development programs with little advance notice, or we may have disagreements or disputes with our collaborators, which would cause associated product development to slow or cease. In addition, the business or operations of our collaborators may change significantly through restructurings, acquisitions, other strategic transactions that may negatively impact their ability to advance our programs.
Under typical collaborations, we expect to receive revenue for the research and development of our product candidates based on achievement of specific milestones, as well as royalties based on a percentage of sales of any commercialized products. Achieving these milestones will depend, in part, on the efforts of our collaborators, which we have no control over, as well as our own efforts. In addition, business combinations, changes in a collaborator’s business strategy and financial difficulties or other factors could result in that collaborator abandoning or delaying development of any product candidates covered by our collaboration agreement with that collaborator. For example, the transition back to us of the rights and obligations of Sanofi related to BIVV003 and the related termination for convenience by Sanofi of our prior collaboration agreement followed a change in Sanofi’s strategic direction to focus on allogeneic universal genomic medicine approaches rather than autologous personalized cell therapies. In addition, Novartis’s and Biogen’s decisions to terminate their respective collaboration agreements with us each related to a recent strategic review. Further, if we fail or any collaboration partner fails to meet specific milestones, then the collaboration agreement may be terminated, which would preclude our ability to earn any additional milestone payments under that collaboration agreement and would reduce our revenues. In addition, even if a collaboration product candidate is successfully developed and approved for marketing by relevant regulatory authorities, if sales of the commercialized product fails to meet expectations, we could receive lower royalties than expected. In any event, the milestone and royalty payment opportunities associated with our collaborations involve a substantial degree of risk to achieve and may never be received. Accordingly, investors should not assume that we will receive all of the potential milestone payments provided for under our ongoing collaborations, and it is possible that we may never receive any further significant milestone payments or any royalty payments under our collaborations.
Our recent restructuring may not result in anticipated savings or operational efficiencies, could result in total costs and expenses that are greater than expected and could disrupt our business.
In April 2023, we announced a restructuring of operations and corresponding reduction in workforce, designed to reduce costs and increase focus on our key strategic priorities. We expect the Restructuring to result in the elimination of approximately 120 roles in the United States, or approximately 27% of our total United States workforce. We may incur additional expenses not currently contemplated due to events associated with the reduction in force, and our restructuring activities may subject us to reputational risks and litigation risks and expenses. We may not realize, in full or in part, the anticipated benefits and savings from this restructuring due to unforeseen difficulties, delays or unexpected costs, which could adversely affect our financial condition. In addition, we may need to undertake additional workforce reductions or restructuring activities in the future.
Furthermore, our restructuring may be disruptive to our operations. For example, in connection with the restructuring, we expect to transition all remaining allogeneic research activities from Sangamo US to Sangamo France. We may experience delays or other difficulties in effectuating the transition of certain research and manufacturing activities in California overseas, which could result in significant disruptions to our business and delays in our development efforts and clinical trial timelines. In addition, our workforce reduction could yield unanticipated consequences, such as attrition beyond planned staff reductions, increased difficulties in our day-to-day operations and loss of institutional knowledge and expertise. Our workforce reduction could also harm our ability to attract and retain qualified personnel who are critical to our operations.
If we fail to meet continued listing standards of the Nasdaq Stock Market LLC, our common stock may be delisted. Delisting could adversely affect the liquidity of our common stock and the market price of our common stock could decrease, and our ability to obtain sufficient additional capital to fund our operations and to continue as a going concern would be substantially impaired.
Our common stock is currently listed on the Nasdaq Global Select Market. The Nasdaq Stock Market LLC, or Nasdaq, has minimum requirements that a company must meet in order to remain listed on the Nasdaq Global Select Market. These requirements include maintaining a minimum closing bid price of $1.00 per share, or the Bid Price Requirement. While the closing price of our common stock has remained above the minimum closing bid price of $1.00 per share from January 1, 2023 through the date of filing of this report, on April 28, 2023, our common stock traded as low as $1.31 per share and in the future, the closing bid price of our common stock may fall below $1.00 per share. If the closing bid price of our common stock were to remain below $1.00 per share for 30 consecutive trading days, or we do not meet other Nasdaq listing requirements, we would fail to be in compliance with Nasdaq’s listing standards. There can be no assurance that we will continue to meet the Bid Price Requirement, or any other Nasdaq continued listing requirement, in the future. If we fail to meet these requirements, including the Bid Price Requirement and requirements to maintain minimum levels of stockholders' equity or market values of our common stock, Nasdaq may notify us that we have failed to meet the minimum listing requirements and initiate the delisting process. If our common stock is delisted, the liquidity of our common stock would be adversely affected and the market price of our common stock could decrease, and our ability to obtain sufficient additional capital to fund our operations and to continue as a going concern would be substantially impaired.
We have recorded, and may be required to record in the future, significant charges if our intangible assets or long-lived assets become impaired.
We test goodwill, indefinite-lived intangible assets and long-lived assets for impairment annually or more frequently if changes in circumstances or the occurrence of events suggest impairment exists. Any significant change in market conditions, including a sustained decline in our stock price, that indicate a reduction in carrying value may give rise to impairment in the period that the change becomes known. For example, during the three months ended March 31, 2023, as a result of the sustained decline in our stock price and related market capitalization, termination of the collaboration agreements with Biogen and Novartis, and a general decline in equity values in the biotechnology industry, we performed an impairment assessment of goodwill, indefinite-lived intangible assets, and long-lived assets. Based on this assessment, we recognized a non-cash, pre-tax goodwill impairment charge of $38.1 million and long-lived asset impairment charge of $20.4 million during the three months ended March 31, 2023.
It is possible that changes in circumstances, many of which are outside of our control, or in the numerous variables associated with the assumptions and estimates used in assessing the appropriate valuation of our indefinite-lived intangible assets and long-lived assets, could in the future result in an impairment to our intangible assets and long-lived assets, requiring us to record impairment charges, which would adversely affect our results of operations.
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

3.3		Fifth Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed December 19, 2022).

10.1
Amendment No. 3 to Open Market Sale Agreement between the Company and Jefferies LLC, dated March 7, 2023 (incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K filed March 7, 2023).

31.1+		Rule 13a — 14(a) Certification of Principal Executive Officer.

31.2+		Rule 13a — 14(a) Certification of Principal Financial Officer.

32.1+	*	Certifications Pursuant to 18 U.S.C. Section 1350.

101.INS		XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH		Inline XBRL Taxonomy Extension Schema Document

101.CAL		Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF		Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB		Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE		Inline XBRL Taxonomy Extension Presentation Linkbase Document

104		The cover page from Sangamo’s Quarterly Report on Form 10-Q for the three months ended March 31, 2023 is formatted in Inline XBRL and it is contained in Exhibit 101
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
Dated: May 8, 2023

SANGAMO THERAPEUTICS, INC.

/s/ ALEXANDER D. MACRAE
Alexander D. Macrae
President and Chief Executive Officer
(Principal Executive Officer)

/s/ PRATHYUSHA DURAIBABU
Prathyusha Duraibabu
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)