Form 10-Q
period 2023-06-30
SANGAMO THERAPEUTICS, INC
filed 2023-08-08
CIK 1001233

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________
FORM 10-Q
________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐     No   ☒
As of August 4, 2023, 177,111,718 shares of the issuer’s common stock, par value $0.01 per share, were outstanding.

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
•our ability to establish and maintain collaborations and strategic partnerships and realize the expected benefits of such arrangements, including our ability to find a potential new collaboration partner for programs that were previously the subject of collaboration agreements;
•anticipated revenues from existing and new collaborations and the timing thereof;
•our estimates regarding the impact of the macroeconomic environment on our business and operations and the business and operations of our collaborators, including clinical trials and manufacturing, and our ability to manage such impacts;
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
•our strategic pipeline prioritization, including plans for advancing our preclinical programs, and the expected charges and cost savings associated with our restructuring and any future cost reduction measures;
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

In some cases, you can identify forward-looking statements by use of future dates or by terms such as: “anticipates,” “believes,” “continues,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “seeks,” “should,” “will” and similar expressions intended to identify forward-looking statements. These statements reflect our current views with respect to future events, are based on assumptions and involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. These risks and uncertainties include, without limitation:
•We are a clinical-stage biotechnology company with no approved products or product revenues. Our success depends substantially on clinical trial results demonstrating safety, efficacy and durability of our product candidates to the satisfaction of regulatory authorities. Obtaining positive clinical trial results and regulatory approvals is expensive, lengthy, challenging and unpredictable and may never occur for any product candidates.
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
•We rely heavily on collaborations with biopharmaceutical companies to generate revenues and develop, obtain regulatory approvals for and commercialize many of our product candidates. If conflicts arise with our collaborators or if the collaborations terminate for any reason, our revenues and product development efforts would be negatively impacted.
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
•Disease outbreaks or pandemics, such as COVID-19, could adversely impact our business and operations and the business and operations of our collaborators, manufacturers and other business partners. If such impacts become material, our revenues and product development efforts could be negatively impacted.
•The market price of our common stock has been and will likely continue to be volatile, and you could lose all or part of any investment in our common stock.
•We have fully impaired our goodwill and indefinite-lived intangible assets, and have recorded, and may be required to record in the future, significant additional charges if our long-lived assets become impaired.

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

PART I. FINANCIAL INFORMATION
ITEM  1.    FINANCIAL STATEMENTS
SANGAMO THERAPEUTICS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited; in thousands)

	June 30, 2023	December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$66,830	$100,444
Marketable securities	76,271	177,188
Interest receivable	1,219	794
Accounts receivable	2,716	3,678
Prepaid expenses and other current assets	12,573	18,223
Total current assets	159,609	300,327
Marketable securities, non-current	39,037	29,845
Property and equipment, net	60,717	63,531
Intangible assets	—	50,729
Goodwill	—	37,552
Operating lease right-of-use assets	46,773	62,002
Other non-current assets	17,438	17,023
Restricted cash	1,500	1,500
Total assets	$325,074	$562,509
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$14,837	$22,418
Accrued compensation and employee benefits	13,118	21,506
Other accrued liabilities	18,964	16,007
Deferred revenues	6,873	51,780
Total current liabilities	53,792	111,711
Deferred revenues, non-current	—	109,377
Long-term portion of lease liabilities	36,373	38,986
Deferred income tax	—	6,270
Other non-current liabilities	1,267	1,207
Total liabilities	91,432	267,551
Commitments and contingencies
Stockholders’ equity:
Preferred stock	—	—
Common stock	1,771	1,668
Additional paid-in capital	1,479,725	1,450,239
Accumulated deficit	(1,241,918)	(1,148,545)
Accumulated other comprehensive loss	(5,936)	(8,404)
Total stockholders’ equity	233,642	294,958
Total liabilities and stockholders’ equity	$325,074	$562,509
See accompanying Notes to Condensed Consolidated Financial Statements.

SANGAMO THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited; in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenues	$6,835	$29,378	$164,792	$57,609
Operating expenses:
Research and development	63,046	60,019	126,262	118,603
General and administrative	16,014	15,093	34,150	30,001
Impairment of goodwill and indefinite-lived intangible assets	51,347	—	89,485	—
Impairment of long-lived assets	—	—	20,433	—
Total operating expenses	130,407	75,112	270,330	148,604
Loss from operations	(123,572)	(45,734)	(105,538)	(90,995)
Interest and other income, net	2,802	2,643	6,095	3,985
Loss before income taxes	(120,770)	(43,091)	(99,443)	(87,010)
Income tax (benefit) expense	(6,264)	82	(6,070)	140
Net loss	$(114,506)	$(43,173)	$(93,373)	$(87,150)
Basic and diluted net loss per share	$(0.66)	$(0.29)	$(0.54)	$(0.59)
Shares used in computing basic and diluted net loss per share	174,325	148,158	171,445	147,194

See accompanying Notes to Condensed Consolidated Financial Statements.

SANGAMO THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited; in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net loss	$(114,506)	$(43,173)	$(93,373)	$(87,150)
Foreign currency translation adjustment	80	(6,108)	2,125	(8,012)
Net pension gain (loss)	—	56	(3)	75
Unrealized (loss) gain on marketable securities, net of tax	(258)	(153)	346	(1,236)
Comprehensive loss	$(114,684)	$(49,378)	$(90,905)	$(96,323)
See accompanying Notes to Condensed Consolidated Financial Statements.

SANGAMO THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited; in thousands, except share amounts)

	Three Months Ended June 30, 2023
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Total Stockholders’ Equity
	Shares	Amount
Balances at March 31, 2023	171,771,568	$1,718	$1,467,062	$(1,127,412)	$(5,758)	$335,610
Issuance of common stock in at-the-market offering, net of offering expenses	4,286,831	43	5,358	—	—	5,401
Issuance of common stock upon exercise of stock options and vesting of restricted stock units, net of tax	260,561	3	(197)	—	—	(194)
Issuance of common stock under employee stock purchase plan	755,586	7	712	—	—	719
Stock-based compensation	—	—	6,790	—	—	6,790
Foreign currency translation adjustment	—	—	—	—	80	80
Net unrealized loss on marketable securities, net of tax	—	—	—	—	(258)	(258)
Net loss	—	—	—	(114,506)	—	(114,506)
Balances at June 30, 2023	177,074,546	$1,771	$1,479,725	$(1,241,918)	$(5,936)	$233,642

	Six Months Ended June 30, 2023
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Total Stockholders’ Equity
	Shares	Amount
Balances at December 31, 2022	166,793,320	$1,668	$1,450,239	$(1,148,545)	$(8,404)	$294,958
Issuance of common stock in at-the-market offering, net of offering expenses	8,249,261	83	15,023	—	—	15,106
Issuance of common stock upon exercise of stock options and vesting of restricted stock units, net of tax	1,276,379	13	(1,316)	—	—	(1,303)
Issuance of common stock under employee stock purchase plan	755,586	7	712	—	—	719
Stock-based compensation	—	—	15,067	—	—	15,067
Foreign currency translation adjustment	—	—	—	—	2,125	2,125
Net pension loss	—	—	—	—	(3)	(3)
Net unrealized gain on marketable securities, net of tax	—	—	—	—	346	346
Net loss	—	—	—	(93,373)	—	(93,373)
Balances at June 30, 2023	177,074,546	$1,771	$1,479,725	$(1,241,918)	$(5,936)	$233,642

	Three Months Ended June 30, 2022
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Total Stockholders’ Equity
	Shares	Amount
Balances at March 31, 2022	146,664,760	$1,467	$1,340,254	$(1,000,244)	$(6,955)	$334,522
Issuance of common stock in at-the-market offering, net of offering expenses	6,228,666	62	24,212	—	—	24,274
Issuance of common stock upon exercise of stock options and vesting of restricted stock units, net of tax	99,608	1	(171)	—	—	(170)
Issuance of common stock under employee stock purchase plan	359,468	4	1,111	—	—	1,115
Stock-based compensation	—	—	7,918	—	—	7,918
Foreign currency translation adjustment	—	—	—	—	(6,108)	(6,108)
Net pension gains					56	56
Net unrealized loss on marketable securities, net of tax	—	—	—	—	(153)	(153)
Net loss	—	—	—	(43,173)	—	(43,173)
Balances at June 30, 2022	153,352,502	$1,534	$1,373,324	$(1,043,417)	$(13,160)	$318,281

	Six Months Ended June 30, 2022
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Total Stockholders’ Equity
	Shares	Amount
Balances at December 31, 2021	145,921,530	$1,459	$1,334,138	$(956,267)	$(3,987)	$375,343
Issuance of common stock in at-the-market offering, net of offering expenses	6,228,666	62	24,212	—	—	24,274
Issuance of common stock upon exercise of stock options and vesting of restricted stock units, net of tax	842,838	9	(1,746)	—	—	(1,737)
Issuance of common stock under employee stock purchase plan	359,468	4	1,111	—	—	1,115
Stock-based compensation	—	—	15,609	—	—	15,609
Foreign currency translation adjustment	—	—	—	—	(8,012)	(8,012)
Net pension gains	—	—	—	—	75	75
Net unrealized loss on marketable securities, net of tax	—	—	—	—	(1,236)	(1,236)
Net loss	—	—	—	(87,150)	—	(87,150)
Balances at June 30, 2022	153,352,502	$1,534	$1,373,324	$(1,043,417)	$(13,160)	$318,281

See accompanying Notes to Condensed Consolidated Financial Statements.

SANGAMO THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; in thousands)

	Six Months Ended June 30,
	2023	2022
Operating Activities:
Net loss	$(93,373)	$(87,150)
Adjustments to reconcile net loss to net cash used in operating activities:
Impairment of goodwill and indefinite-lived intangible assets	89,485	—
Impairment of long-lived assets	20,433	—
Depreciation and amortization	7,745	5,716
(Accretion of discounts) amortization of premium on marketable securities	(1,865)	207
Amortization and other changes in operating lease right-of-use assets	4,018	4,225
Deferred income tax benefit	(6,377)	—
Stock-based compensation	15,067	15,609
Net changes in operating assets and liabilities:
Interest receivable	(425)	60
Accounts receivable	962	11
Prepaid expenses and other assets	5,548	(4,992)
Accounts payable and other accrued liabilities	(3,101)	5,796
Accrued compensation and employee benefits	(8,450)	(6,618)
Deferred revenues	(154,284)	(43,772)
Lease liabilities	(2,455)	(2,121)
Other non-current liabilities	61	69
Net cash used in operating activities	(127,011)	(112,960)
Investing Activities:
Purchases of marketable securities	(52,112)	(129,928)
Maturities of marketable securities	146,048	168,346
Purchases of property and equipment	(15,740)	(8,284)
Net cash provided by investing activities	78,196	30,134
Financing Activities:
Proceeds from at-the-market offering, net of offering expenses	15,105	21,929
Taxes paid related to net share settlement of equity awards	(1,303)	(1,827)
Proceeds from exercise of stock options	—	90
Proceeds from issuance of common stock under employee stock purchase plan	719	1,115
Net cash provided by financing activities	14,521	21,307
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	680	352
Net decrease in cash, cash equivalents, and restricted cash	(33,614)	(61,167)
Cash, cash equivalents, and restricted cash, beginning of period	101,944	180,372
Cash, cash equivalents, and restricted cash, end of period	$68,330	$119,205
Supplemental cash flow disclosures:
Property and equipment included in unpaid liabilities	$4,909	$2,232
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
Basis of Presentation
The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of these financial statements for the periods presented have been included. Operating results for the three and six months ended June 30, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023. The Condensed Consolidated Balance Sheet data at December 31, 2022 was derived from the audited Consolidated Financial Statements included in Sangamo’s Annual Report on Form 10-K for the year ended December 31, 2022 (the “2022 Annual Report”) as filed with the SEC on February 23, 2023.
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
Liquidity, Capital Resources and Management’s Plans
Sangamo is currently working on a number of long-term development projects that involve experimental technologies. The projects may require several years and substantial expenditures to complete and ultimately may be unsuccessful. In recent years, the Company’s operations have been funded primarily through collaborations and strategic partnerships, research grants and from the issuance of equity securities. As of June 30, 2023, the Company had capital resources of $182.1 million consisting of cash, cash equivalents, and marketable securities. Management believes that the Company’s existing cash, cash equivalents, and marketable securities, in combination with other planned cost reduction initiatives, will be sufficient to fund its operations for at least the next 12 months from the date these Condensed Consolidated Financial Statements are issued.
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
Substantial Doubt Raised
In performing the first step of the evaluation, the Company concluded that the following conditions raised substantial doubt about its ability to continue as a going concern:
•Net loss of $93.4 million and $87.2 million for the six months ended June 30, 2023 and 2022, respectively, and history of recurring net losses;
•The Company had an accumulated deficit of $1,241.9 million and $1,148.5 million as of June 30, 2023 and December 31, 2022, respectively; and

•The Company may generate negative operating cash flows in the future and will need additional funding to support its planned operations.
Consideration of Management’s Plans
In performing the second step of this assessment, the Company is required to evaluate whether it is probable that its plans will be effectively implemented within one year after the Condensed Consolidated Financial Statements are issued and whether it is probable those plans will alleviate the substantial doubt about its ability to continue as a going concern.
The Company initiated a number of cost reduction measures in the quarter ended June 30, 2023, including a reduction in force, reduction of its manufacturing and allogeneic research footprints, reduction of new hires, and reduction in capital and ancillary expenditures. The Company has also identified several further potential actions that could be initiated in a timely manner to address the Company’s liquidity needs over the twelve-month period from the date the Condensed Consolidated Financial Statements are issued, as follows:
•Deferral and reprioritization of certain additional research and development programs that would involve reduced program and headcount spend;
•Further reduction in force intended to extend the cash runway necessary to fund operations;
•Realignment of operating infrastructure including closing or downsizing facilities;
•Reduction in ancillary expenses such as travel and recruitment expenses; and
•Further reduction in non-critical capital and discretionary operating expenditures including personnel costs, additional equipment, lab improvements, efficiency projects, and business support spend.
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

In addition, management’s cost reduction plans are intended to reduce the Company’s operating expenses and optimize its cash resources. The Company started to realize the benefit of certain of its cost reduction efforts beginning in the second quarter of 2023; however, there can be no assurance that the Company will fully realize the benefits of its cost reduction plans on the anticipated timeline, or at all.
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
In March 2023, the Company recorded additional revenue related to a change in estimate in connection with the collaboration agreement with Kite Pharma, Inc. This adjustment was driven by a reduction in the estimated future level of the Company’s research and development services and as a result, future project costs. This resulted in an increase in proportional cumulative performance on this collaboration and an increase in revenue of $8.9 million, an increase in net income of $8.9 million, and an increase in the Company’s basic and diluted earnings per share of $0.06 for the six months ended June 30, 2023.
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
Revenues from major collaboration agreements and research activity grants as a percentage of total revenues were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Novartis Institutes for BioMedical Research, Inc.	35%	37%	7%	34%
Biogen MA, Inc.	32%	34%	82%	37%
Kite Pharma, Inc.	18%	22%	8%	22%
Sanofi S.A.	—%	6%	—%	6%
Impairment of Goodwill, Indefinite-lived Intangible Assets and Long-lived Assets
Goodwill represents the excess of consideration transferred over the fair values of assets acquired and liabilities assumed in a business combination. Intangible assets with indefinite useful lives are related to acquired in-process research and development (“IPR&D”) projects and are initially measured at their respective fair values as of the acquisition date. Goodwill and indefinite-lived intangible assets are not amortized. Intangible assets related to IPR&D projects are considered to be indefinite-lived until the completion or abandonment of the associated research and development efforts. If and when development is complete, which generally occurs if and when regulatory approval to market a product is obtained, the associated assets would be deemed finite-lived and would then be amortized based on their respective estimated useful lives at that point in time.
Goodwill and indefinite-lived intangible assets are assessed for impairment on an annual basis and whenever events and circumstances indicate that these assets may be impaired. The Company evaluates the carrying value of long-lived assets, which include property and equipment, leasehold improvements and right-of-use assets, for impairment whenever events or changes in circumstances indicate that the carrying amounts of the asset may not be fully recoverable.
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
In performing each annual impairment assessment and any interim impairment assessment for its indefinite-lived intangible assets, the Company determines if it should qualitatively assess whether it is more likely than not the fair value of its IPR&D asset is less than its carrying amount (the qualitative impairment test). If the Company concludes that is the case, or elects not to use the qualitative impairment test, the Company will proceed with quantitatively determining the fair value of the IPR&D asset and comparing its fair value to its carrying value to determine the amount of impairment, if any (the quantitative impairment test).
In performing the qualitative impairment test, the Company considers the results of the most recent quantitative impairment test and identifies the most relevant drivers of the fair value for the IPR&D asset. The most relevant drivers of fair value identified are consistent with the assumptions used in the quantitative estimate of the IPR&D asset. Using these drivers of fair value, the Company identifies events and circumstances which may have an effect on the fair value of the IPR&D asset since the last time the IPR&D’s fair value was quantitatively determined. The Company then weighs these factors to determine and conclude if it is not more likely than not the IPR&D asset is impaired. If it is more likely than not the IPR&D asset is impaired, the Company proceeds with quantitatively determining the fair value of the IPR&D asset.
When performing the quantitative impairment test, the Company uses the income approach to determine the fair value of its IPR&D asset. This approach calculates fair value by estimating the after-tax cash flows attributable to an in-process project over its useful life and then discounting these after-tax cash flows back to a present value. This estimate includes judgmental assumptions regarding the estimates that market participants would make in evaluating the IPR&D asset, including the probability of successfully completing clinical trials and obtaining regulatory approval to market the IPR&D asset, the timing of and the expected costs to complete IPR&D projects, future net cash flows from potential drug sales, which are based on estimates of the sales price of the drug, the size of the patient population and cure rate, its competitive position in the marketplace, and appropriate discount and tax rates. Any impairment to be recorded is calculated as the difference between the estimated fair value and the carrying value of the IPR&D asset on the Company’s condensed consolidated balance sheet.
If a change in circumstance occurs that indicates long-lived assets may be impaired, the Company performs a test of recoverability by comparing the carrying value of the asset or asset group to its undiscounted expected future cash flows. The long-lived asset evaluation is performed at the asset group level, i.e., the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. If this review indicates that the carrying amount of the asset group is not recoverable, an impairment loss is measured as the amount by which the carrying amount of an asset group exceeds its fair value. Any impairment loss is allocated to the long-lived assets of the group on a pro rata basis using the relative carrying amounts of those assets, except that the carrying amount of an individual asset shall not be reduced below its fair value.
Factors that may indicate potential impairment and trigger an impairment test include, but are not limited to, general macroeconomic conditions, conditions specific to the industry and market, an adverse change in legal factors, impairment of goodwill or indefinite-lived intangible assets, business climate or operational performance of the business, and sustained decline in the stock price and market capitalization compared to the net book value.
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

A reconciliation of cash, cash equivalents, and restricted cash reported within the Condensed Consolidated Balance Sheets to the amounts reported within the accompanying Condensed Consolidated Statements of Cash Flows is as follows (in thousands):

	June 30, 2023	December 31, 2022	June 30, 2022	December 31, 2021
Cash and cash equivalents	$66,830	$100,444	$117,705	$178,872
Non-current restricted cash	1,500	1,500	1,500	1,500
Cash, cash equivalents, and restricted cash as reported within the accompanying Condensed Consolidated Statements of Cash Flows	$68,330	$101,944	$119,205	$180,372
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

The fair value measurements of the Company’s cash equivalents and marketable securities are identified at the following levels within the fair value hierarchy (in thousands):

	June 30, 2023
	Fair Value Measurements
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents:
Money market funds	$8,168	$8,168	$—	$—
Total	8,168	8,168	—	—
Marketable securities:
U.S. government-sponsored entity debt securities	32,296	—	32,296	—
Commercial paper securities	41,838	—	41,838	—
Asset-backed securities	10,505	—	10,505	—
U.S. treasury bills	5,573	—	5,573	—
Certificates of deposit	25,096	—	25,096	—
Total	115,308	—	115,308	—
Total cash equivalents and marketable securities	$123,476	$8,168	$115,308	$—

	December 31, 2022
	Fair Value Measurements
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents:
Money market funds	$50,820	$50,820	$—	$—
Total	50,820	50,820	—	—
Marketable securities:
U.S. government-sponsored entity debt securities	18,417	—	18,417	—
Commercial paper securities	101,165	—	101,165	—
Corporate debt securities	11,670	—	11,670	—
Asset-backed securities	24,792	—	24,792	—
U.S. treasury bills	7,938	—	7,938	—
Certificates of deposit	37,461	—	37,461	—
Agency bonds	5,590	—	5,590	—
Total	207,033	—	207,033	—
Total cash equivalents and marketable securities	$257,853	$50,820	$207,033	$—
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

NOTE 3—CASH EQUIVALENTS AND MARKETABLE SECURITIES
The table below summarizes the Company’s cash equivalents and marketable securities (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
June 30, 2023
Assets
Cash equivalents:
Money market funds	$8,168	$—	$—	$8,168
Total	8,168	—	—	8,168
Marketable securities:
U.S. government-sponsored entity debt securities	32,685	—	(389)	32,296
Commercial paper securities	41,881	—	(43)	41,838
Asset-backed securities	10,557	—	(52)	10,505
U.S. treasury bills	5,598	—	(25)	5,573
Certificates of deposit	25,131	—	(35)	25,096
Total	115,852	—	(544)	115,308
Total cash equivalents and marketable securities	$124,020	$—	$(544)	$123,476

December 31, 2022
Assets
Cash equivalents:
Money market funds	$50,820	$—	$—	$50,820
Total	50,820	—	—	50,820
Marketable securities:
U.S. government-sponsored entity debt securities	18,710	—	(293)	18,417
Commercial paper securities	101,336	22	(193)	101,165
Corporate debt securities	11,760	—	(90)	11,670
Asset-backed securities	24,970	2	(180)	24,792
U.S. treasury bills	7,950	—	(12)	7,938
Certificates of deposit	37,599	4	(142)	37,461
Agency bonds	5,598	—	(8)	5,590
Total	207,923	28	(918)	207,033
Total cash equivalents and marketable securities	$258,743	$28	$(918)	$257,853
The fair value of marketable securities by contractual maturity were as follows (in thousands):

	June 30, 2023	December 31, 2022
Maturing in one year or less	$76,271	$177,188
Maturing after one year through five years	39,037	29,845
Total	$115,308	$207,033
There were no realized gains and losses on the sales of investments during the three and six months ended June 30, 2023 and 2022. Total unrealized gains for securities with net gains in accumulated other comprehensive income were not material for the three and six months ended June 30, 2023.
The Company manages credit risk associated with its investment portfolio through its investment policy, which limits purchases to high-quality issuers and also limits the amount of its portfolio that can be invested in a single issuer. The Company did not record an allowance for credit losses or other impairment charges related to its marketable securities for the three and six months ended June 30, 2023 and 2022.

The Company had unrealized losses related to its marketable securities for the three and six months ended June 30, 2023 and 2022. The Company had no material unrealized losses, individually and in the aggregate, for marketable securities that are in a continuous unrealized loss position for greater than 12 months as of June 30, 2023 and December 31, 2022. Based on the scheduled maturities of its investments, the Company determined that it was more likely than not that it will hold these investments for a period of time sufficient for a recovery of its amortized cost basis. These unrealized losses were not attributed to credit risk and were associated with changes in market conditions. The Company periodically reviews its marketable securities for indications of credit losses. The Company considers factors such as the duration, the magnitude and the reason for the decline in value, the potential recovery period, creditworthiness of the issuers of the securities and its intent to sell. For marketable securities, it also considers whether (i) it is more likely than not that the Company will be required to sell the debt securities before recovery of their amortized cost basis, and (ii) the amortized cost basis cannot be recovered as a result of credit losses. No significant facts or circumstances have arisen to indicate that there has been any significant deterioration in the creditworthiness of the issuers of the securities held by the Company. Based on the Company’s review of these securities, including the assessment of the duration and severity of the unrealized losses and the Company’s ability and intent to hold the investments until maturity, the Company determined that no allowance for credit losses related to its marketable securities was required at either June 30, 2023 or December 31, 2022.
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
The total number of shares subject to stock options and restricted stock units (“RSUs”) outstanding and the employee stock purchase plan (“ESPP”) shares reserved for issuance, which are all anti-dilutive, were excluded from consideration in the calculation of diluted net loss per share attributable to Sangamo Therapeutics, Inc. stockholders. Stock options and RSUs outstanding and ESPP shares reserved for issuance as of June 30, 2023 and 2022 totaled 24,325,301 and 18,682,780, respectively.
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
In March 2023, Novartis notified the Company of its termination for convenience, effective June 11, 2023 (the “Novartis Termination Date”), of the collaboration agreement. Novartis had indicated to the Company that the termination relates to a recent strategic review. As of the Novartis Termination Date, the collaboration agreement was terminated in its entirety and following the Novartis Termination Date the Company is not entitled to receive any further milestone payments or royalties from Novartis. As of the Novartis Termination Date, the parties have no further obligations to develop or to fund the development of any collaboration research programs under the collaboration agreement.
Upon entering the agreement, Novartis paid the Company a $75.0 million upfront license fee. Novartis was also obligated to pay the Company for the use of its resources and reimburse third-party costs incurred in the Company’s conduct of early research activities. The Company was also eligible to earn from Novartis development and commercial milestones and royalties on potential commercial sales of licensed products arising from the collaboration, none of which were triggered or earned. The agreement was going to continue, on a product-by-product and country-by-country basis, until the expiration of the applicable royalty term.

All payments received under the agreement were non-refundable and non-creditable. The transaction price of $95.1 million included the upfront license fee of $75.0 million and research costs of $20.1 million. All clinical or regulatory milestone amounts were considered fully constrained throughout the term of the agreement.
The Company assessed the agreement with Novartis in accordance with ASC Topic 606 and concluded that Novartis was a customer. The Company had identified a single performance obligation within this arrangement as a license to the technology and ongoing research services. The Company concluded that the license was not discrete as it did not have stand-alone value to Novartis apart from the research services to be performed pursuant to the agreement. As a result, the Company recognized revenue from the upfront payment based on proportional performance of the ongoing research services through the estimated research period. The estimation of progress towards the satisfaction of performance obligation and project cost was reviewed quarterly and adjusted, as needed, to reflect the Company’s current assumptions regarding the timing of its performance obligation.
The notice of termination was accounted for as a modification of the contract, as it changed both the scope of the Company’s remaining services and the consideration to which the Company was entitled. The effect of the modification was not material, as the Company was nearing the completion of its assigned early research activities, and consequently, of its sole performance obligation.
As of June 30, 2023 and December 31, 2022, the Company had a receivable of $0.6 million and $2.2 million, respectively, and deferred revenue of zero and $9.6 million, respectively, related to this agreement.
Revenues recognized under the agreement were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenue related to Novartis agreement:
Recognition of upfront license fee	$1,872	$8,622	$9,568	$15,640
Research services	554	2,306	2,613	4,183
Total	$2,426	$10,928	$12,181	$19,823
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
In March 2023, Biogen notified the Company of its termination for convenience, effective June 15, 2023 (the “Biogen Termination Date”), of the collaboration agreement. Biogen had indicated to the Company that the termination relates to a recent strategic review. As of the Biogen Termination Date, the collaboration agreement was terminated in its entirety and following the Biogen Termination Date the Company is not entitled to receive any further milestone payments or royalties from Biogen. As of the Biogen Termination Date, the parties have no further obligations to develop or to fund the development of any collaboration research programs under the collaboration agreement.
Under the collaboration agreement, Biogen paid the Company an upfront license fee of $125.0 million in May 2020. The Company was also eligible to receive target selection, research, development, regulatory and commercial milestone payments and royalties on potential net commercial sales of licensed products arising from the collaboration, none of which were triggered or earned.
Under the collaboration agreement, the Company granted to Biogen an exclusive, royalty bearing and worldwide license, under its relevant patents and know-how, to develop, manufacture and commercialize ZF and/or AAV-based products directed to certain neurological disease gene targets selected by Biogen. Biogen had selected four targets over the course of the collaboration and had exclusive rights to nominate up to seven additional targets. These rights expired upon the Biogen Termination Date. For each gene target selected by Biogen, the Company performed early research activities, costs of which were shared by the companies, aimed at the development of the combination of proprietary central nervous system delivery vectors and ZF-TRs (or potential other ZF products) targeting therapeutically relevant genes.

The Company assessed the collaboration agreement with Biogen in accordance with ASC Topic 606 and concluded that Biogen is a customer. The transaction price included the upfront license fee of $125.0 million and the excess consideration from the stock purchase of $79.6 million, which represented the difference between the $225.0 million received for the purchase of the Biogen Shares and the $145.4 million estimated fair value of the equity issued. The equity issued to Biogen was valued using an option pricing model to reflect certain holding period restrictions. None of the clinical or regulatory milestones were included in the transaction price, as all such amounts were fully constrained throughout the term of the collaboration agreement. The transaction price also included actual and estimated cost-sharing payments by Biogen for the work by Company researchers and reimbursement of the Company’s costs incurred with third parties. The amounts paid and expected to be paid to Biogen for the use of Biogen’s resources and its expenses were consideration paid to a customer. Since the Company did not acquire distinct goods or services in exchange for these payments, they reduced the transaction price and were recorded as a reduction in revenue. The Company used the expected value method to estimate cost sharing payments, taking into account the impact of the constraint. Variable consideration was included in the transaction price only to the extent it was probable a significant reversal of cumulative revenues recognized would not occur. The Company re-evaluated the transaction price as uncertain events were resolved or other changes in circumstances occurred.
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
At contract inception, the Company allocated fixed consideration of $204.6 million included in the initial transaction price to the existing targets’ license and research services performance obligations and those performance obligations for options that include material rights, based on their relative standalone selling prices. Through June 30, 2023, all such material rights have expired.
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
As of June 30, 2023 and December 31, 2022, the Company had a receivable of $0.4 million and $0.5 million, respectively, and deferred revenue of zero and $132.2 million, respectively, related to this agreement. Changes in deferred revenue balances during the six months ended June 30, 2023 relate primarily to the impact of the contract modification. The amounts of transaction price remaining to be recognized were zero and $151.3 million as of June 30, 2023 and December 31, 2022, respectively.
Revenues recognized under the agreement were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenue related to Biogen agreement:
Recognition of license and other fixed consideration	$1,535	$7,306	$132,165	$14,612
Cost-sharing payments for research services, net variable consideration	669	2,746	2,341	6,633
Total	$2,204	$10,052	$134,506	$21,245
The Company paid $7.0 million for financial advisory fees during the year ended December 31, 2020, equal to 2% of $225.0 million received for the sale of shares and 2% of $125.0 million received for the upfront fee. The fees incurred related to both the collaboration agreement with Biogen and the stock purchase agreement for the sale of shares. The Company believes that the allocation of fees on a relative fair value basis between the two agreements is reasonable. The Company recognized $4.1 million, which represents 2% of the initial transaction price of $204.6 million, as a contract cost asset. This balance is released into general and administrative expenses on a systematic basis consistent with the transfer of the services to Biogen in accordance with ASC Topic 340. The Company recognized as expense $0.03 million and $2.6 million during the three and six months ended June 30, 2023, respectively, and $0.1 million and $0.3 million during the three and six months ended June 30, 2022, respectively.
Kite Pharma, Inc.
In February 2018, the Company entered into a global collaboration and license agreement with Kite Pharma, Inc. (“Kite”), a Gilead Sciences, Inc. subsidiary, which became effective on April 5, 2018 (“Effective Date”), and was amended and restated in September 2019, for the research, development, and commercialization of potential engineered cell therapies for cancer. The collaboration and license agreement relates to the design of zinc finger nucleases (“ZFNs”) and viral vectors to disrupt and insert certain genes in T-cells and natural killer cells (“NK-cells”) including the insertion of genes that encode chimeric antigen receptors (“CARs”), T-cell receptors (“TCRs”), and NK-cell receptors (“NKRs”) directed to mutually agreed targets. Under the agreement, Kite is responsible for all clinical development, manufacturing and commercialization of any resulting products.
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
Following the Effective Date, the Company received a $150.0 million upfront payment from Kite. In addition, Kite reimburses the Company’s direct costs to conduct the joint research program. Under the terms of the agreement, Sangamo is also eligible to receive contingent development- and sales-based milestone payments that could total up to $3.0 billion if all of the specified milestones set forth in this agreement are achieved. Of this amount, approximately $1.3 billion relates to the achievement of specified research, clinical development, regulatory and first commercial sale milestones, and approximately $1.8 billion relates to the achievement of specified sales-based milestones if annual worldwide net sales of licensed products reach specified levels. Each development- and sales-based milestone payment is payable (i) only once for each licensed product, regardless of the number of times that the associated milestone event is achieved by such licensed product, and (ii) only for the first 10 times that the associated milestone event is achieved regardless of the number of licensed products that may achieve such milestone event. In addition, the Company is entitled to receive escalating, tiered royalty payments with a percentage in the single digits based on future annual worldwide net sales of licensed products. These royalty payments are subject to reduction due to patent expiration, entry of biosimilar products to the market and payments made under certain licenses for third-party intellectual property.
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
As of June 30, 2023 and December 31, 2022, the Company had a receivable of $0.2 million and $0.7 million, respectively, and deferred revenue of $6.9 million and $19.4 million, respectively, related to this agreement. Changes in deferred revenue balances during the three and six months ended June 30, 2023 relate to a reduction in the estimated future level of the Company's research and development services under the collaboration agreement with Kite, as well as ongoing normal progress in the delivery of the performance obligations. The amounts of transaction price (excluding the amounts recognized as invoiced for the production of research materials performance obligation) remaining to be recognized were $7.4 million and $21.2 million, of which $1.5 million relates to fees allocated to options with material rights, as of June 30, 2023 and December 31, 2022, respectively. These amounts are expected to be recognized within the next twelve months. The timing of recognition will be affected by the volume of annual activity under the agreement and by whether and when Kite exercises options for additional years of services and could be subject to significant changes.
Revenues recognized under the agreement were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenue related to Kite agreement:
Recognition of license fee fixed consideration	$1,110	$6,227	$12,550	$12,386
Research services variable consideration	121	107	989	256
Total	$1,231	$6,334	$13,539	$12,642
In March 2023, the Company recorded an adjustment to revenue related to a change in estimate in connection with the collaboration agreement with Kite. This adjustment was driven by a reduction in the estimated future level of the Company’s research and development services under the agreement and as a result, future project costs. This resulted in an increase in proportional cumulative performance on this collaboration and an increase in revenue of $8.9 million, an increase in net income of $8.9 million, and an increase in the Company’s basic and diluted earnings per share of $0.06 for the six months ended June 30, 2023.

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
The Company assessed the 2014 Collaboration Agreement in accordance with ASC Topic 606 and concluded that Sanofi was a customer under that arrangement. The Company identified the performance obligation within this arrangement as a license to the technology combined with ongoing research services activities. The Company concluded that the license was not distinct as it did not have stand-alone value to Sanofi without the research services. As a result, the Company recognized revenue from the upfront payment and the milestones based on progress of performance of the ongoing research services. The estimation of progress towards the satisfaction of the performance obligation and project cost was reviewed quarterly and adjusted, as needed, to reflect the Company’s then current assumptions regarding the timing of its deliverables. Related costs and expenses under these arrangements have historically approximated the revenues recognized. Sanofi’s December 2021 notice of termination of the 2014

Collaboration Agreement represented a modification that reduced the expected scope of the Company’s services and the estimated transaction price and shortened the remaining performance timeline. Consistent with this change, all services provided by the Company under the 2014 Collaboration Agreement were completed by June 28, 2022, and all amounts ultimately included in the transaction price were recognized by such date. The final transaction price of $96.3 million included the upfront license fee of $20.0 million, two milestone payments in the aggregate amount of $13.5 million and reimbursement of research costs of $62.8 million. As of June 30, 2023 and December 31, 2022, the Company had no receivable or deferred revenue related to the 2014 Collaboration Agreement.
The Company concluded that Sanofi is not a customer under the Termination and Transition Agreement as Sanofi is not entitled to receive and cannot use the results of the ongoing clinical trial or the long-term follow-up study. This relationship is also not a collaboration in the scope of ASC Topic 808, Collaborative Arrangements. The Company concluded that the assets acquired from Sanofi do not represent a business, as substantially all of their value is concentrated in the acquired or re-acquired licenses to intellectual property. The Company has no obligation to repay Sanofi for its ongoing funding of the clinical trial or long-term follow-up study costs. Therefore, the Company will recognize Sanofi reimbursements as reductions to its research and development expense. During the three and six months ended June 30, 2023, the Company decreased its research and development expense by $0.7 million and $1.3 million, respectively, for these reimbursements, which is included within prepaid expenses and other current assets on the Company’s Condensed Consolidated Balance Sheet as of June 30, 2023.
Under the 2014 Collaboration Agreement, the Company recognized revenue of $1.8 million and $3.3 million during the three and six months ended June 30, 2022, respectively, and no revenues have been recognized during the three and six months ended June 30, 2023.
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
Upon execution of the agreement, the Company received an upfront fee of $70.0 million and was eligible to receive up to $208.5 million in payments upon the achievement of specified clinical development, intellectual property and regulatory milestones and up to $266.5 million in payments upon first commercial sale milestones for giroctocogene fitelparvovec and potentially other products. The total amount of potential clinical development, intellectual property, regulatory and first commercial sale milestone payments, assuming the achievement of all achievable milestones in the agreement, is up to $455.0 million, which includes up to $280.0 million for giroctocogene fitelparvovec and up to $175.0 million for other products that may be developed under the agreement, subject to reduction on account of payments made under certain licenses for third-party intellectual property. In addition, Pfizer agreed to pay the Company royalties for each potential licensed product developed under the agreement that are 14% - 20% of the annual worldwide net sales of such product and are subject to reduction due to patent expiration, entry of biosimilar products to the market and payment made under certain licenses for third-party intellectual property. To date, two milestones of $55.0 million in aggregate have been achieved and paid, however no products have been approved and therefore no royalty fees have been earned under the agreement.
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
In December 2020, the Company satisfied the deliverables and research services responsibilities within the arrangement. As a result, the Company recognized the remaining deferred revenue from the upfront payment in December 2020 and no revenues have been recognized during the three and six months ended June 30, 2023 and 2022.
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
Subject to the terms of this agreement, the Company granted Pfizer an exclusive, royalty-bearing, worldwide license under the Company’s relevant patents and know-how to develop, manufacture and commercialize gene therapy products that use resulting ZF-TRs that satisfy pre-agreed criteria. During a specified period, neither the Company nor Pfizer will be permitted to research, develop, manufacture or commercialize outside of the collaboration any zinc finger proteins (“ZFPs”) that specifically bind to the C9ORF72 gene.
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
The Company satisfied the deliverables and research services responsibilities within the arrangement in September 2020, and as a result, earned a $5.0 million milestone, which the Company recognized on a cumulative basis during the year ended December 31, 2020. In addition, the Company recognized the remaining deferred revenue from the upfront payment in September 2020 and no revenues have been recognized during the three and six months ended June 30, 2023 and 2022.
NOTE 6—IMPAIRMENT OF GOODWILL, INDEFINITE-LIVED INTANGIBLE ASSETS AND OTHER LONG-LIVED ASSETS
Three months ended March 31, 2023
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
The Company operates as a single reporting unit based on its business and reporting structure. For goodwill, a quantitative impairment assessment was performed using a market approach, whereby the Company’s fair value of equity was compared to its carrying value. The fair value of equity was derived using both the market capitalization of the Company and an estimate of a reasonable range of values of a control premium applied to the Company’s implied business enterprise value. The control premium was estimated based upon control premiums observed in comparable market transactions. This represents a level 2 nonrecurring fair value measurement. Based on this analysis, the Company recognized a pre-tax goodwill impairment charge of $38.1 million during the three months ended March 31, 2023. As a result, the goodwill was fully impaired as of March 31, 2023.
Before completing the goodwill impairment assessment, the Company also tested its indefinite-lived intangible assets and then its long-lived assets for impairment. Based on the qualitative assessment, the Company determined it was more likely than not that its indefinite-lived intangible assets were not impaired. The Company determined all of its long-lived assets represent one asset group for purposes of long-lived asset impairment assessment. The Company concluded that the carrying value of the asset group was not recoverable as it exceeded the future undiscounted cash flows the assets are expected to generate from the use and eventual disposition. To allocate and recognize the impairment loss, the Company determined individual fair values of its long-lived assets. The Company applied a discounted cash flow method to estimate fair values of its leasehold improvements and right-of-use assets, including leasehold improvements in the process of construction and a cost replacement method to estimate the fair value of its furniture, fixtures and laboratory and manufacturing equipment. These represented level 3 nonrecurring fair value measurements. Based on this analysis, the Company recognized pre-tax long-lived asset impairment charges of $11.2 million on the right-of-use assets, $5.0 million on the related leasehold improvements, and $4.2 million on construction-in-progress, during the three months ended March 31, 2023. No impairment was recognized on the remaining long-lived assets as their carrying values were not in excess of their fair values.
Three months ended June 30, 2023
During the three months ended June 30, 2023, the Company’s stock price and the related market capitalization continued to decline. In April 2023, the Company announced a restructuring of operations and a corresponding reduction in force, see Note 9 – Restructuring Charges. The Company also initiated discussions around several actions aimed at reducing costs, preserving liquidity and improving operational performance metrics. These actions include but are not limited to deferral and reprioritization of certain research and development programs, further reduction in force, and closing or downsizing its facilities.

The Company reassessed its indefinite-lived and long-lived assets for impairment as of June 30, 2023. Given the actions contemplated above, the Company determined that it was more likely than not that its indefinite-lived intangible assets were impaired. Accordingly, the Company developed an estimate of the fair value of its indefinite-lived intangible assets using the multi-period excess earnings model (income approach) and concluded the carrying value of its indefinite-lived intangible assets were fully impaired. This represents a level 3 nonrecurring fair value measurement. As a result, an indefinite-lived intangible assets impairment charge of $51.3 million, as well as the related income tax benefit of $6.3 million due to the reversal of a deferred tax liability associated with the indefinite-lived intangible assets was recognized during the three and six months ended June 30, 2023. The impairment charge was primarily driven by a higher discount rate applied to future cash flows based on market participants’ view of increased risk related to the asset.
The Company determined that there were indicators of impairment in its long-lived asset group as of June 30, 2023, based on the same factors above as well as the impairment of its indefinite-lived intangible assets. As the estimated fair value of this asset group, based on a market approach, exceed its carrying value, no impairment loss was recognized. This represents a level 3 nonrecurring fair value measurement.
The Company will continue to assess whether its long-lived assets are impaired in future periods. As the Company finalizes and implements its plans related to cost reductions and liquidity preservation, as discussed above, it is reasonably possible that additional impairment charges will be recognized if the Company changes how it uses various long-lived assets or elects to dispose of them, and the cash flows associated with these assets become separately identifiable. In this case, such assets will be tested for impairment separately from the remaining long-lived assets of the Company.
NOTE 7—STOCK-BASED COMPENSATION
The following table shows total stock-based compensation expense recognized in the accompanying Condensed Consolidated Statements of Operations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Research and development	$3,887	$4,591	$8,760	$9,261
General and administrative	2,903	3,327	6,307	6,348
Total stock-based compensation expense	$6,790	$7,918	$15,067	$15,609
NOTE 8—STOCKHOLDERS’ EQUITY
At-the-Market Offering Agreement
In August 2020, the Company entered into an Open Market Sale Agreement℠ with Jefferies LLC (“Jefferies”) with respect to an at-the-market offering program under which the Company may offer and sell, from time to time at its sole discretion, shares of the Company’s common stock having an aggregate offering price of up to $150.0 million through Jefferies as the Company’s sales agent or principal. In December 2022, the Company entered into Amendment No. 2 to the Open Market Sale Agreement℠ which increased the aggregate offering price under the at-the-market offering program by an additional $175.0 million. The Company is not obligated to sell any shares under the sales agreement. During the three and six months ended June 30, 2023, the Company sold 4,286,831 and 8,249,261 shares of its common stock for net proceeds of approximately $5.4 million and $15.1 million respectively. During the three and six months ended June 30, 2022, the Company sold 6,228,666 shares of its common stock for net proceeds of approximately $24.3 million.
NOTE 9—RESTRUCTURING CHARGES
On April 26, 2023, the Company executed a restructuring of operations and a corresponding reduction in workforce (the “Restructuring”), designed to reduce costs and increase focus on the following strategic priorities: (i) preclinical neurology disease epigenetic regulation portfolio, including its Nav 1.7 and prion disease programs, (ii) potential Phase 3 trial of isaralgagene civaparvovec, the Company’s gene therapy to treat Fabry disease, and (iii) continuation of the Phase 1/2 STEADFAST study, which evaluates TX200, its wholly owned autologous CAR-Treg cell therapy to treat patients receiving an HLA-A2 mismatched kidney from a living donor. The Restructuring resulted in the elimination of approximately 110 roles, including 55 full-time employees and 55 contracted employees and eliminated open positions, in the United States, or approximately 23% of the total United States workforce as of April 26, 2023, and included one-time severance payments and other employee-related costs, including additional vesting of service-based stock compensation awards. The Company incurred approximately $5.3 million of expenses related to the Restructuring in the three and six months ended June 30, 2023, of which $4.1 million is included in research and development expense and $1.2 million is included in general and administrative expense in the accompanying Condensed Consolidated Statements of Operations. The Company expects a majority of the cash payments related to the Restructuring to be substantially completed in the third quarter of 2023, and the Restructuring to be completed by the end of the third quarter of 2024.
The following table is a summary of accrued Restructuring costs included within other accrued liabilities on the Company’s Condensed Consolidated Balance Sheet as of June 30, 2023 (in thousands):

Six Months Ended June 30, 2023
Balance at December 31, 2022	$—
Restructuring charges	5,337
Cash payments	(1,180)
Non-cash adjustments	(305)
Balance at June 30, 2023	$3,852
NOTE 10—INCOME TAXES
The Company’s provision for income taxes for interim periods is determined using an estimate of its annual effective tax rate, adjusted for discrete items, if any, that arise during the period. Each quarter, the Company updates its estimate of the annual effective tax rate, and if the estimated annual effective tax rate changes, the Company makes a cumulative adjustment in such period. During the three months ended June 30, 2023 the Company recorded income tax benefit of $6.3 million. The income tax expense during the three months ended June 30, 2022 was immaterial. During the six months ended June 30, 2023 and 2022, the Company recorded income tax benefit of $6.1 million and income tax expense of $0.1 million, respectively.
The Company continues to maintain a full valuation allowance on its U.S. federal and state net deferred tax assets and on the Sangamo France net deferred tax assets, as the Company believes it is not more likely than not that these benefits will be realized. The tax benefit for the three and six months ended June 30, 2023 was primarily related to the impairment of the IPR&D asset. The tax expense for the six months ended June 30, 2022 was primarily due to foreign income tax expense.
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
NOTE 11—SUBSEQUENT EVENTS
In July 2023, the Company entered into a research evaluation and option agreement with Prevail Therapeutics (“Prevail”), a wholly owned subsidiary of Eli Lilly and Company, which granted Prevail rights to evaluate certain proprietary engineered cerebrospinal fluid (“CSF”)-administered AAV capsids developed by the Company in exchange for an upfront payment. Under the agreement, Prevail has an option to obtain an exclusive license to use the capsids for certain neurological targets. If Prevail exercises its option for all targets, and a Prevail product is approved in both the U.S. and Europe for each target, the Company would be eligible to receive exercise fees and developmental milestones of up to approximately $415.0 million and commercial milestones of up to approximately $775.0 million, in addition to tiered royalties based on net sales of Prevail products incorporating the licensed capsids. If Prevail exercises its option for a target, it would lead and fund all further development, manufacturing and commercialization of Prevail products incorporating the licensed capsids for that target.
In July 2023, the Company entered into a research evaluation, option and license agreement with Chroma Medicine (“Chroma”) to develop epigenetic medicines leveraging ZFPs for sequence-specific DNA recognition of targets outside of the central nervous system, in exchange for an upfront payment. If Chroma exercises its option for any or all targets following a research evaluation period, the Company would be eligible to receive an option exercise payment, in addition to potential development and commercial milestone payments, as well as tiered royalties on any Chroma products incorporating the licensed ZFPs. If Chroma exercises its option for a target, Chroma would lead and fund all research, development, manufacturing, and commercialization of products incorporating the licensed Sangamo ZFPs for that target.

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
Corporate Updates
•In July 2023, we entered into a research evaluation and option agreement with Prevail Therapeutics, or Prevail, a wholly owned subsidiary of Eli Lilly and Company, which granted Prevail rights to evaluate certain proprietary engineered cerebrospinal fluid, or CSF, -administered adeno-associated virus, or AAV, capsids developed by us in exchange for an upfront payment. Under the agreement, Prevail has an option to obtain an exclusive license to use the capsids for certain neurological targets. If Prevail exercises its option for all targets, and a Prevail product is approved in both the United States and Europe for each target, we would be eligible to receive exercise fees and developmental milestones of up to approximately $415.0 million and commercial milestones of up to approximately $775.0 million, in addition to tiered royalties based on net sales of Prevail products incorporating the licensed capsids. If Prevail exercises its option for a target, Prevail would lead and fund all further research, development, manufacturing and commercialization of Prevail products incorporating the licensed capsids for that target.
•In July 2023, we entered into a research evaluation, option and license agreement with Chroma Medicine, or Chroma, to develop epigenetic medicines leveraging our zinc finger proteins, or ZFPs, for sequence-specific DNA recognition of targets outside of the central nervous system, in exchange for an upfront payment. If Chroma exercises its option for any or all targets following a research evaluation period, we would be eligible to receive an option exercise payment, in addition to potential development and commercial milestone payments, as well as tiered royalties on any Chroma products incorporating the licensed ZFPs. If Chroma exercises its option for a target, Chroma would lead and fund all further research, development, manufacturing, and commercialization of Chroma products incorporating the licensed Sangamo ZFPs for that target.
Clinical Programs Updates
Fabry Disease
•Since our last update on April 26, 2023, an additional two patients have been dosed in the Phase 1/2 STAAR study of isaralgagene civaparvovec, our investigational gene therapy for the treatment of Fabry disease, resulting in a total of 22 patients dosed to date. A total of 22 sites are now active and recruiting. Progress in the study continues with additional male and female patients currently in screening.
•In May 2023, we received U.S. FDA Fast Track Designation for isaralgagene civaparvovec. U.S. FDA Fast Track Designation aims to facilitate the development and expedite the review of new potential therapeutics that are intended to treat serious or life-threatening conditions and that demonstrate the potential to address unmet medical needs. Companies granted this designation are given the opportunity for more frequent interactions with the FDA. These clinical programs may also be eligible to apply for Accelerated Approval and Priority Review if relevant criteria are met. The FDA has previously granted Orphan Drug Designation to isaralgagene civaparvovec.

•In August 2023, we received productive written feedback from the FDA on our proposed Phase 3 trial strategy that seeks to maximize the potential patient population for isaralgagene civaparvovec using two studies. Based on feedback received from the FDA to date, we do not expect that a head-to-head comparison with enzyme replacement therapy would be required in the study of naïve and pseudo-naïve patients.
•We are currently seeking additional regulatory feedback from the FDA, and we expect to submit a proposed Phase 3 trial protocol to the FDA as early as the end of 2023.
Renal Transplant Rejection
•The Phase 1/2 STEADFAST study evaluating TX200, our wholly-owned autologous CAR-Treg cell therapy candidate for renal transplant rejection, continues to progress. The product candidate continues to be generally well tolerated in all three patients dosed to date.
•A total of six study sites in four countries are now actively enrolling patients with additional patients in pre-screening for potential enrollment in the study.
•The Safety Monitoring Committee endorsed moving to cohort 2 after reviewing the safety data from cohort 1.
•Manufacturing of the dose has been completed for the first patient in the second cohort, who recently received a kidney transplant. Dosing of this fourth patient is expected to occur in the third quarter of 2023.
•We continue to explore opportunities to accelerate dose escalation with regulators. Scientific advice has been received and the protocol amendment to accelerate dose escalation has been submitted to regulatory authorities. We have recently received one country full approval of the protocol amendment and other approvals have been received. We plan to share initial data from this study by the end of 2023.
Hemophilia A
•The Phase 3 AFFINE trial of giroctocogene fitelparvovec, an investigational gene therapy we are developing with Pfizer Inc., or Pfizer, for patients with moderately severe to severe hemophilia A, continues to progress following the dosing of all patients required to support the primary analysis.
•A pivotal readout is expected in the middle of 2024, with Pfizer anticipating submitting a biologics license application and a marketing authorization application in the second half of 2024 if the pivotal readout is supportive.
Preclinical Programs
Our preclinical development is focused in two innovative priority areas: (i) epigenetic regulation for neurological diseases and (ii) CAR-Treg cell therapies for autoimmune disorders. Other indications for our preclinical programs include inflammatory bowel disease, multiple sclerosis, cancer, amyotrophic lateral sclerosis, and Huntington’s disease, some of which are the subject of collaboration agreements.
We made a strategic decision earlier this year to increase focus on certain of our preclinical programs as one of the key areas of our business, including Nav1.7 and prion disease as the cornerstones to the neurology epigenetic regulation portfolio. The Nav1.7 pathway to potentially treat chronic neuropathic pain has been identified as our flagship program in our newly prioritized wholly owned neurology pipeline, with an investigational new drug application, or IND, submission expected in 2024. The first data from this program was presented in a platform presentation at the American Society for Cell and Gene Therapy (ASGCT) 26th Annual Meeting in May 2023. The data demonstrated potent and specific repression of Nav1.7 expression without impacting other sodium channels and that the zinc finger repressors, or ZF-Rs, were well tolerated in nonhuman primates. We have identified the human-specific lead candidate ZF-R and have found no off-target activity.
We also presented updated animal model data from our wholly owned prion disease program at ASGCT, showing that Sangamo’s ZF-Rs significantly reduce expression of the prion protein in the brain, extend lifespan and limit formation of toxic prion aggregates. In June 2023, we entered into a license agreement with Voyager Therapeutics, or Voyager, for a capsid that we expect to use in our prion disease program. Under the terms of the agreement, we received a non-exclusive license to combine an intravenously, or IV-administered Voyager capsid with a Sangamo ZF-R designed to treat prion disease. Voyager’s IV-administered capsid has been shown in animal models to achieve the specific central nervous system coverage we believe is required for this indication. We are solely responsible for leading and funding the research, development and manufacture and commercialization of any Sangamo product candidates using the Voyager capsid. Voyager is eligible to receive certain license fees and royalties on potential commercial sales of any Sangamo products using the Voyager capsid, and, in the event the prion program is out-licensed by us, a portion of all licensing revenues received with respect to this program. We continue to expect to submit an IND for a product candidate treating prion disease in 2025.

Identification and selection of our own novel engineered AAV capsids enhanced for central nervous system delivery continues to progress. Data presented at ASGCT described the identification of multiple novel AAV capsids exhibiting characteristics consistent with enhanced blood brain barrier transit.
Collaborations
Our multiple collaborations with biopharmaceutical companies bring us important financial and strategic benefits and reinforce the potential of our research and development efforts and our zinc finger, or ZF, technology platform. They leverage our collaborators’ therapeutic and clinical expertise and commercial resources with the goal of bringing our medicines more rapidly to patients. We believe these collaborations reflect the value of our ZF technology platform and will potentially expand the addressable markets of our product candidates. To date, we have received approximately $817.0 million in upfront licensing fees, milestone payments and proceeds from sale of our common stock to collaborators and have the opportunity to earn up to $2.0 billion in potential future milestone payments and exercise fees from our active collaborations and research evaluation and option agreements, assuming all options are exercised and targets are selected, in addition to potential product royalties.
In-House Manufacturing
We currently operate an AAV manufacturing facility in Brisbane, California and a cell therapy manufacturing facility in Valbonne, France. Our manufacturing strategy is to provide greater flexibility, quality and control by building a balanced and necessary capacity achieved through our in-house manufacturing and contract manufacturing organization, or CMO, partnerships, investing in manufacturing processes and analytics and developing a strong supply chain.
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
We expect to continue to devote substantial resources to research and development in the future and expect research and development expenses to increase in the next several years if we are successful in advancing our product candidates from research stage through clinical trials. Pursuant to the terms of our collaboration agreement with Kite Pharma Inc., or Kite, and our termination and transition agreement with Sanofi S.A., or Sanofi, certain expenses related to research and development activities may be reimbursed to us. Any reimbursement funds received from Kite through the end of the collaboration agreement will be recognized as revenue as the related costs are incurred and collection is reasonably assured. Any reimbursement funds to be received from Sanofi will decrease our research and development expense.
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
We believe our critical accounting policies and estimates relating to revenue recognition and valuation of long-lived assets including goodwill and indefinite-lived intangible assets are the most significant estimates and assumptions used in the preparation of our Condensed Consolidated Financial Statements. See Note 1 – Organization, Basis of Presentation and Summary of Significant Accounting Policies in the accompanying notes to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
There have been no significant changes in our critical accounting policies and estimates during the three and six months ended June 30, 2023, as compared to the critical accounting policies and estimates disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Part II, Item 7 of the 2022 Annual Report.
Results of Operations for the Three and Six Months Ended June 30, 2023 and 2022
Revenues

	Three Months Ended June 30,				Six Months Ended June 30,
	(in thousands, except percentage values)				(in thousands, except percentage values)
	2023	2022	Change	%	2023	2022	Change	%
Revenues	$6,835	$29,378	$(22,543)	(77%)	$164,792	$57,609	$107,183	186%
Revenues primarily consisted of amounts earned from our collaboration agreements. We anticipate revenues in the future will be derived primarily from our collaboration agreements. The terminations of our collaboration agreements with Biogen MA, Inc. and Biogen International GmbH, which we refer to together as Biogen, and Novartis Institutes for BioMedical Research, Inc., or Novartis, became effective in June 2023 following which we are not entitled to any further milestone payments or royalties from either Biogen or Novartis, nor does either Biogen or Novartis have any further obligations to develop or to reimburse the costs of any of the programs subject to the Biogen and Novartis collaborations.
The decrease of $22.5 million in revenues for the three months ended June 30, 2023, compared to the same period in 2022, was primarily attributed to decreases of $8.5 million and $7.8 million in revenue relating to our collaboration agreements with Novartis and Biogen, respectively, due to the termination of collaboration agreements in June 2023, a decrease of $5.1 million in revenue relating to our collaboration agreement with Kite, and a decrease of $1.8 million in revenue relating to our collaboration agreement with Sanofi, due to the termination of collaboration agreement in June 2022. These decreases were partially offset by an increase of $0.6 million in revenue relating to our license agreements with Sigma-Aldrich Corporation and Open Monoclonal Technology, Inc. (now Ligand Pharmaceuticals Inc.).
The increase of $107.2 million in revenues for the six months ended June 30, 2023, compared to the same period in 2022, was primarily attributed to:
•an increase of $113.3 million in revenue relating to our collaboration agreement with Biogen, primarily due to the impact of termination of the collaboration agreement, which resulted in an increase in the measure of proportional cumulative performance;
•an increase of $2.7 million in revenue relating to our license agreement with Sigma-Aldrich Corporation;
•an increase of $1.1 million in revenue relating to our license agreement with Open Monoclonal Technology, Inc. (now Ligand Pharmaceuticals Inc.); and

•an increase of $0.9 million in revenue relating to our collaboration agreement with Kite, primarily due to a reduction in the estimated future level of the research and development services and as a result, future project costs, which resulted in an adjustment to the measure of proportional cumulative performance.
These increases were partially offset by a decrease of $7.6 million in revenue relating to our collaboration agreement with Novartis and a decrease of $3.3 million in revenue relating to our collaboration agreement with Sanofi, due to the termination of such collaboration agreements in June 2023 and June 2022, respectively.
Operating expenses

	Three Months Ended June 30,				Six Months Ended June 30,
	(in thousands, except percentage values)				(in thousands, except percentage values)
	2023	2022	Change	%	2023	2022	Change	%
Operating expenses:
Research and development	$63,046	$60,019	$3,027	5%	$126,262	$118,603	$7,659	6%
General and administrative	16,014	15,093	921	6%	34,150	30,001	4,149	14%
Impairment of goodwill and indefinite-lived intangible assets	51,347	—	51,347	100%	89,485	—	89,485	100%
Impairment of long-lived assets	—	—	—	—	20,433	—	20,433	100%
Total operating expenses	$130,407	$75,112	$55,295	74%	$270,330	$148,604	$121,726	82%
Research and Development Expenses
Research and development expenses consisted primarily of compensation related expenses, including restructuring, stock-based compensation, laboratory supplies, preclinical and clinical studies, manufacturing clinical supply, contracted research, and allocated facilities and information technology expenses.
The increase of $3.0 million in research and development expenses for the three months ended June 30, 2023, compared to the same period in 2022, was primarily attributable to higher compensation and other personnel costs mainly due to restructuring-related charges, higher depreciation expense, and higher facilities and infrastructure-related costs as we advance our preclinical and clinical pipeline. The increases were partially offset by lower lab supply expenses primarily due to the termination of collaboration agreements with Biogen and Novartis, and reimbursement of certain research and development expenses by Sanofi. Stock-based compensation expense included in research and development expenses was $3.9 million and $4.6 million for the three months ended June 30, 2023 and 2022, respectively.
The increase of $7.7 million in research and development expenses for the six months ended June 30, 2023, compared to the same period in 2022, was primarily attributable to higher compensation and other personnel costs mainly due to restructuring-related charges, higher facilities, infrastructure and information technology costs, and depreciation expense as we advance our preclinical and clinical pipeline. Stock-based compensation expense included in research and development expenses was $8.8 million and $9.3 million for the six months ended June 30, 2023 and 2022, respectively.
We expect to continue to devote substantial resources to research and development in the future. While we anticipate that our research and development expenses will decrease in the near-term in connection with our restructuring of operations and corresponding reduction in workforce, or the Restructuring, we ultimately expect research and development expenses to increase in the next several years if we are successful in advancing our clinical programs and if we are able to progress our earlier stage product candidates into clinical trials.
The length of time required to complete our development programs and our development costs for those programs may be impacted by the scope and timing of enrollment in clinical trials for our product candidates, our decisions to pursue development programs in other therapeutic areas, whether we pursue development of our product candidates with a partner or collaborator or independently and our ability to secure the necessary funding to progress the development of our programs. For example, our product candidates are being developed in multiple therapeutic areas, and we do not yet know how many of those therapeutic areas we will continue to pursue. In this regard, in connection with the Restructuring, we have paused further development of certain preclinical programs following conclusion of collaborations with Biogen and Novartis. Furthermore, the scope and number of clinical trials required to obtain regulatory approval for each pursued therapeutic area is subject to the input of the applicable regulatory authorities, and we have not yet sought such input for all potential therapeutic areas that we may elect to pursue, and even after having given such input, applicable regulatory authorities may subsequently require additional clinical studies prior to granting regulatory approval based on new data generated by us or other companies, or for other reasons outside of our control. As a condition to any regulatory approval, we may also be subject to post-marketing development commitments, including additional clinical trial requirements. As a result of the uncertainties discussed above, we are unable to determine the duration of or complete costs associated with our development programs.
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
General and Administrative Expenses
General and administrative expenses consist primarily of compensation related expenses including restructuring, stock-based compensation for executive, legal, finance and administrative personnel, professional fees, facilities and information technology expenses, and other general corporate expenses.
The increase of $0.9 million in general and administrative expenses for the three months ended June 30, 2023, compared to the same period in 2022, was primarily attributable to higher compensation and other personnel costs mainly due to restructuring-related charges. Stock-based compensation expense included in general and administrative expenses was $2.9 million and $3.3 million for the three months ended June 30, 2023 and 2022, respectively.
The increase of $4.1 million in general and administrative expenses for the six months ended June 30, 2023, compared to the same period in 2022, was primarily attributable to Biogen contract cost asset amortization primarily due to a change in estimate driven by a notification of termination of the collaboration agreement, which resulted in increase in the measure of proportional cumulative performance, higher compensation and other personnel costs mainly due to restructuring-related charges, and higher external professional service costs. Stock-based compensation expense included in general and administrative expenses was $6.3 million and $6.3 million for the six months ended June 30, 2023 and 2022, respectively.
While we anticipate that our general and administrative expenses will decrease modestly in the near-term in connection with the Restructuring, as we continue to build out our product portfolio and advance our product candidates into the clinic, we expect higher general and administrative expenses to support the growth of the business.
Impairment of Goodwill, Indefinite-lived Intangible Assets and Other Long-lived Assets
During the three and six months ended June 30, 2023, we recognized impairment charges of $51.3 million and $109.9 million, respectively. During the three months ended March 31, 2023, we experienced a sustained decline in our stock price and related market capitalization, our collaboration agreements with Biogen and Novartis terminated, and equity values in the biotechnology industry continued to decline. As a result of these factors, we concluded our goodwill and certain long-lived assets were impaired. Based on this analysis, we recognized a pre-tax goodwill impairment charge of $38.1 million and long-lived asset impairment charge of $20.4 million during the three months ended March 31, 2023.
During the three months ended June 30, 2023, we experienced a continued decline in our stock price and related market capitalization, we initiated actions including seeking external financing or deferral and reprioritization of certain research and development programs, and equity values in the biotechnology industry continued to decline. As a result, we concluded our indefinite-lived intangible assets were impaired due to reassessment of the fair value of the asset taking into consideration the factors discussed above. Based on this analysis, we recognized a pre-tax impairment charge of $51.3 million along with the income tax benefit from the reduction of the associated deferred tax liability of $6.3 million. For more information see Note 6 – Impairment of Goodwill, Indefinite-lived Intangible Assets and Other Long-lived Assets in the accompanying notes to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Interest and other income, net
Interest and other income, net was $2.8 million and $2.6 million for the three months ended June 30, 2023 and 2022, respectively. The increase of $0.2 million for the three months ended June 30, 2023, compared to the same period in 2022, was primarily driven by an increase of $1.7 million in interest income reflecting increases in market interest rates and an increase of $1.1 million related to fluctuations in foreign currency exchange rates. These increases were partially offset by a $2.6 million benefit received in 2022 from Employee Retention Credit under the Coronavirus Aid, Relief, and Economic Security Act.
Interest and other income, net was $6.1 million and $4.0 million for the six months ended June 30, 2023 and 2022, respectively. The increase of $2.1 million for the six months ended June 30, 2023, compared to the same period in 2022, was primarily driven by an increase of $3.7 million in interest income reflecting increase in market interest rates and $1.8 million related to fluctuations in foreign currency exchange rates. These increases were partially offset by a $3.0 million benefit received in 2022 from Employee Retention Credit under the Coronavirus Aid, Relief, and Economic Security Act and a decrease of $0.3 million in research tax credits.
Income tax (benefit) expense
Income tax benefit was $6.3 million and $6.1 million for the three and six months ended June 30, 2023, respectively, and the income tax expense was $0.1 million for the three and six months ended June 30, 2022. The increase for the three and six months ended June 30, 2023, compared to the same period in 2022, was primarily driven by the reduction of the deferred tax liability due to impairment of the associated indefinite-lived intangible assets.
Liquidity and Capital Resources
Liquidity
Since inception, we have incurred significant net losses, and we have funded our operations primarily through the issuance of equity securities, payments from corporate collaborators and strategic partners and research grants.
As of June 30, 2023, we had cash, cash equivalents, and marketable securities totaling $182.1 million, compared to $307.5 million as of December 31, 2022. Our most significant use of capital during the quarter was for employee compensation and external research and development expenses, such as manufacturing, clinical trials and preclinical activity related to our therapeutic programs. Our cash and investment balances are held in a variety of interest-bearing instruments, including U.S. government-sponsored entity debt securities, commercial paper securities, money market funds, corporate debt securities, asset-backed securities and certificates of deposit. Cash in excess of immediate requirements is invested in accordance with our investment policy with a view toward capital preservation and liquidity.
In August 2020, we entered into an Open Market Sale Agreement℠, or the sales agreement, with Jefferies LLC, providing for the sale of up to $150.0 million of our common stock from time to time in ‘at-the-market’ offerings under an existing shelf registration statement. In December 2022, we entered into Amendment No. 2 to the Open Market Sale Agreement℠, which increased the aggregate offering price under the sales agreement by an additional $175.0 million. Approximately $194.5 million remained available under the sales agreement as of June 30, 2023. During the three and six months ended June 30, 2023, we sold 4,286,831 and 8,249,261 shares of its common stock for net proceeds of approximately $5.4 million and $15.1 million respectively.
Under Accounting Standards Codification, or ASC, Topic 205-40, Presentation of Financial Statements—Going Concern, we have the responsibility to evaluate whether conditions and/or events could raise substantial doubt about our ability to meet our future financial obligations as they become due within twelve months after the date that the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q are issued. We initiated a number of cost reduction measures in the second quarter of 2023 including a reduction in force, reduction of our manufacturing and allogenic research footprints, reduction of new hires, and reduction in capital and ancillary expenditures. We have also identified several further potential actions that could be initiated in a timely manner to address our liquidity needs, as follows:
•Deferral and reprioritization of certain additional research and development programs that would involve reduced program and headcount spend;
•Further reduction in force intended to extend the cash runway necessary to fund operations;
•Realignment of operating infrastructure including closing or downsizing facilities;
•Reduction in ancillary expenses such as travel and recruitment expenses; and
•Further reduction in discretionary, non-critical capital and operating expenditures including personnel costs, additional equipment, lab improvements, efficiency projects, and business support spend.
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
We will be required to raise substantial additional capital to fund our operations and support our research and development endeavors. In this regard, we are actively seeking substantial additional capital, including through public or private equity or debt financings, royalty financings or other sources, such as strategic collaborations. However, additional capital may not be available to us, on terms that are acceptable or at all. If adequate funds are not available to us on a timely basis, or at all, we will be required to take additional actions to address our liquidity needs, including additional cost reduction measures such as further reducing operating expenses and delaying, reducing the scope of, discontinuing or altering our research and development activities, which could have a material adverse effect on our business. While we expect a majority of the cash payments related to the Restructuring to be substantially completed in the third quarter of 2023, and the Restructuring to be complete by the end of the third quarter of 2024, we may also incur other charges or cash expenditures not currently contemplated due to events that may occur as a result of, or associated with, the Restructuring. In addition, we may not achieve the expected benefits of these cost reduction measures and other cost reduction plans on the anticipated timeline, or at all, which could otherwise accelerate our liquidity needs and could force us to further curtail or suspend our operations. Moreover, we rely in part on our collaboration partners to provide funding for and otherwise advance our preclinical and clinical programs. However, in June 2022, our collaboration agreement with Sanofi terminated, and in June 2023, our collaboration agreements with Biogen and Novartis terminated. While we may identify new collaboration partners who can progress some of the programs that were the subject of these collaborations, we may not be successful in doing so in a timely manner, on acceptable terms or at all, and we may otherwise fail to raise sufficient additional capital in order to progress these programs ourselves or we may determine that for internal resource allocation purposes or for other reasons to abandon development of these programs. In any event, we would require substantial additional funding in order to progress the programs that were the subject of these collaborations.
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
Cash Flows
Operating activities
Net cash used in operating activities was $127.0 million for the six months ended June 30, 2023, primarily due to:
•net loss of $93.4 million, adjusted for non-cash goodwill, indefinite-lived intangible assets, and long-lived asset impairment charges of $109.9 million, other non-cash expenses related to stock-based compensation of $15.1 million, depreciation and amortization of $7.7 million, and amortization of operating lease right-of-use assets of $4.0 million, offset by income tax benefit of $6.4 million related to reversal of the deferred tax liability as a result of impairment on the associated indefinite-lived intangible assets and accretion of discount on marketable securities of $1.9 million; and
•decrease in deferred revenues of $154.3 million, mainly attributed to the impact of the termination related contract modification for our collaboration agreement with Biogen and a change in estimate for our collaboration agreement with Kite, a decrease in accrued compensation and employee benefits by $8.5 million, mainly attributed to bonus pay-outs, a decrease in accounts payable and other accrued liabilities by $3.1 million, and a decrease in lease liabilities by $2.5 million. These were partially offset by decrease in prepaid expenses and other assets by $5.5 million, and a decrease in accounts receivable by $1.0 million.
Net cash used in operating activities was $113.0 million for the six months ended June 30, 2022, primarily reflecting our net loss of $87.2 million, a decrease in deferred revenues of $43.8 million, a decrease in accrued compensation and employee benefits by $6.6 million, an increase in prepaid expenses and other assets by $5.0 million, and a decrease in lease liabilities by $2.1 million. These decreases were partially offset by $25.8 million of non-cash expenses related to stock-based compensation, depreciation and amortization, amortization of premium on marketable securities, and amortization of operating lease right-of-use assets, and a $5.8 million increase in accounts payable and other accrued liabilities.
Investing activities
Net cash provided by investing activities was $78.2 million for the six months ended June 30, 2023, related to maturities of marketable securities of $146.0 million, partially offset by purchases of marketable securities of $52.1 million, and purchases of property and equipment of $15.7 million.

Net cash provided by investing activities was $30.1 million for the six months ended June 30, 2022, related to maturities of marketable securities of $168.3 million, partially offset by purchases of marketable securities of $129.9 million, and purchases of property and equipment of $8.3 million.
Financing activities
Net cash provided by financing activities was $14.5 million for the six months ended June 30, 2023, mostly related to $15.1 million of proceeds from the at-the-market offering, net of offering expenses of $0.4 million, and proceeds from purchases of common stock under the employee stock purchase plan of $0.7 million, partially offset by taxes paid related to net share settlement of equity awards of $1.3 million.
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
Operating Capital and Capital Expenditure Requirements
We anticipate continuing to incur operating losses for at least the next several years and need to raise substantial additional capital. The effects of the current macroeconomic environment, including the effects of war in Ukraine, financial and liquidity challenges associated with current and potential future bank failures, inflation, climate change, rising interest rates and other economic uncertainty and volatility, has resulted and may continue to result in significant disruption of global financial markets, which could impair our ability to access capital on terms that are acceptable or at all, and in turn could negatively affect our liquidity and our ability to continue to operate as a going concern. Future capital requirements beyond the next 12 months will be substantial, and we need to raise substantial additional capital to fund the development, manufacturing and potential commercialization of our product candidates. In this regard, we are actively seeking substantial additional capital, including through public or private equity or debt financings, royalty financings or other sources, such as strategic collaborations. However, additional capital may not be available to us, on terms that are acceptable or at all. If adequate funds are not available to us on a timely basis, or at all, we will be required to take additional actions to address our liquidity needs, including additional cost reduction measures such as further reducing operating expenses and delaying, reducing the scope of, discontinuing or altering our research and development activities, which could have a material adverse effect on our business.
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
Contractual Obligations
Our future minimum contractual obligations as of December 31, 2022 were reported in the 2022 Annual Report. During the six months ended June 30, 2023, there have been no other material changes outside the ordinary course of our business from the contractual obligations previously disclosed in our 2022 Annual Report.

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
The securities in our investment portfolio are not leveraged and are classified as available-for-sale. The majority of these available-for-sale securities are short-term in nature and subject to minimal interest rate risk. Our investments currently consist of U.S. government-sponsored entity debt securities, commercial paper securities, corporate debt securities, asset-backed securities and certificates of deposit. Our investment policy, approved by our Board of Directors, limits the amount we may invest in any one type of investment issuer, thereby reducing credit risk concentrations. All investments are carried at market value, which approximates cost. We do not use derivative financial instruments in our investment portfolio. Our market risks at June 30, 2023 have not changed materially from those discussed in Item 7A of our 2022 Annual Report.
Foreign Currency Exchange Risk
We have operations in the United States as well as in Europe. The functional currency of each foreign subsidiary is the local currency. We are exposed to foreign currency risk, primarily through operations of our subsidiaries in Europe which conduct business primarily in Euros. We record gains and losses within our stockholders’ equity due to the translation of our subsidiaries’ financial statements into U.S. dollars. Our foreign currency exchange risk at June 30, 2023 has not changed materially from that discussed in Item 7A of our 2022 Annual Report.
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
Under the supervision of our principal executive officer and principal financial officer, we evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of June 30, 2023. Based on that evaluation, as of June 30, 2023, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level.
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
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
We have limited resources and may forego or delay pursuit of certain research programs or product candidates that later prove to have greater commercial potential. Our resource allocation decisions may cause us to fail to capitalize on viable commercial products or profitable market opportunities or pursue collaborations rather than retain sole responsibility for development. Our current and future research and development programs for product candidates may not yield any commercially viable products. The evaluation of the commercial potential or target market for a particular product candidate is forward-looking and based upon assumptions involving, for example and not limited to, market evolution, advances in disease standard of care, competition and reimbursement. This reliance on assumptions means that, if our assumptions prove to be inaccurate or incomplete, we may pursue opportunities that end up having a number of competitors that are more advanced than our product candidates, or we may relinquish valuable rights to a product candidate through strategic collaboration, licensing or other royalty arrangements in cases where it would have been more advantageous for us to retain sole development and commercialization rights to such product candidate. For example, we made the strategic decision in 2022 to halt further material investments in our BIVV003 sickle cell disease program beyond completion of the Phase 1/2 PRECIZN-1 study in order to prioritize deployment of resources to our Fabry and TX200 programs. While we have launched a search for a collaboration partner who can progress this program to a potential Phase 3 trial, we may not be successful in doing so in a timely manner, on acceptable terms or at all, and as a result, we could miss valuable opportunities to capitalize on the potential of the BIVV003 program. Likewise, in March 2023, Biogen and Novartis notified us of their respective terminations for convenience of our collaboration agreements with them, and in April 2023, we made the strategic decision to pause further development of the programs that were the subject of these collaborations. While we may identify new collaboration partners who can progress some of the programs that were the subject of these collaborations, we may not be successful in doing so in a timely manner, on acceptable terms or at all, and we may otherwise fail to raise sufficient additional capital in order to progress these programs ourselves or we may determine that for internal resource allocation purposes or for other reasons to abandon development of these programs. As a result, we could miss valuable opportunities to capitalize on the potential of the programs. We may also allocate internal resources to a product candidate in a therapeutic area in which it would have been more advantageous to enter into a collaboration or that does not prove to have viable commercial opportunities. Any failure to use our financial and human resources efficiently could harm our business and operations.
Unfavorable global economic conditions could have a negative impact on our operations, which could materially and adversely affect our ability to continue to operate as a going concern and otherwise have a material adverse effect on our business, financial condition, results of operations, prospects and market price of our common stock.
Financial instability and a general decline in economic conditions in the United States and other countries caused by political instability and conflict, including the ongoing conflict between Russia and Ukraine, and economic or financial challenges caused by current and potential future bank failures or by general health crises such as the COVID-19 pandemic, have led to market disruptions, including significant volatility in commodity prices, credit and capital markets instability, including disruptions in access to bank deposits and lending commitments, supply chain interruptions, rising interest rates and global inflationary pressures. These macroeconomic factors could materially and adversely affect our ability to continue to operate as a going concern and other could otherwise have a material adverse effect on our business, operations, operating results and financial condition as well as the price of our common stock. For example, the recent closures of Silicon Valley Bank, or SVB, Signature Bank and First Republic Bank have resulted in broader financial institution liquidity risk and concerns. Although we were able to access all of the funds we had in deposit with SVB, future adverse developments with respect to specific financial institutions or the broader financial services industry may lead to market-wide liquidity shortages. The failure of any bank in which we deposit our funds could reduce the amount of cash we have available for our operations or delay our ability to access such funds. Any such failure may increase the possibility of a sustained deterioration of financial market liquidity, or illiquidity at clearing, cash management and/or custodial financial institutions. In the event we have a commercial relationship with a bank that has failed or is otherwise distressed, we may experience delays or other issues in meeting our financial obligations. If other banks and financial institutions fail or become insolvent in the future in response to financial conditions affecting the banking system and financial markets, our ability to access our cash and cash equivalents and investments may be threatened and our ability to raise additional capital when needed could be substantially impaired, which could have a material adverse effect on our business, operations, operating results and financial condition as well as the price of our common stock. In particular, failure to secure any necessary financing in a timely manner and on favorable terms could require us to delay or abandon clinical development plans or we may be forced to further curtail or suspend our operations. In addition, any or all of these factors could disrupt our and our collaborators’ supply chains and adversely affect our and our collaborators’ ability to conduct ongoing and future clinical trials of our product candidates.
We have historically incurred significant operating losses since inception and anticipate that we will incur continued losses for the foreseeable future.
We have a history of recurring net losses, including $93.4 million, $192.3 million and $178.3 million for the six months ended June 30, 2023, and years ended December 31, 2022 and 2021, respectively, and we have otherwise generated operating losses since we began operations in 1995. The extent of our future losses and the timing of profitability are uncertain, and we expect to incur losses for the foreseeable future. We have been engaged in developing our ZF technology since inception, which has and will continue to require significant research and development expenditures. To date, we have generated our funding from issuance of equity securities, revenues derived from collaboration agreements, other strategic partnerships in non-therapeutic applications of our technology, federal government research grants and grants awarded by research foundations. We expect to continue to incur additional operating losses for the next several years as we continue to develop our product candidates. If the time required to generate significant product revenues and achieve profitability is longer than we currently anticipate or if we are unable to generate liquidity through equity financing or other sources of funding, we may be forced to further curtail or suspend our operations.
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
We have incurred significant operating losses and negative operating cash flows since inception and have not achieved profitability. We expect capital outlays and operating expenditures to increase over the next several years as we expand our infrastructure and research and product development activities. Moreover, we have concluded that there exists substantial doubt about our ability to continue to operate as a going concern. While we currently believe that management’s plans sufficiently alleviate the risk of substantial doubt about our ability to continue as a going concern for at least twelve months from the date that the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q are issued, we make assumptions about the probability that management's plans will be effectively implemented and alleviate substantial doubt about our ability to continue as a going concern. However, such assumptions are inherently uncertain and actual results could differ materially from those estimates. In this regard, we could use our available capital resources sooner than we currently expect and changing circumstances, some of which may be beyond our control, could cause us to consume capital significantly faster than we currently anticipate, and we may need to seek additional funds sooner than planned.
Regardless, in order to remove substantial doubt about our ability to continue as a going concern, we will be required to raise substantial additional capital to fund our operations and support our research and development endeavors. In this regard, we are actively seeking substantial additional capital, including through public or private equity or debt financings, royalty financings or other sources, such as strategic collaborations. However, additional capital may not be available to us, on terms that are acceptable or at all. If adequate funds are not available to us on a timely basis, or at all, we will be required to take additional actions to address our liquidity needs, including additional cost reduction measures such as further reducing operating expenses and delaying, reducing the scope of, discontinuing or altering our research and development activities, which could have a material adverse effect on our business, or we may be required to cease operations. In this regard, in April 2023, we announced a restructuring of operations and a reduction in force, or the Restructuring, and a significant reduction in our internal manufacturing and allogeneic research footprints in California. While we expect the Restructuring to be complete by the end of the third quarter of 2024, we may also incur other charges or cash expenditures not currently contemplated due to events that may occur as a result of, or associated with, the Restructuring. However, we may not achieve the expected benefits of these cost reduction measures and other cost reduction plans on the anticipated timeline, or at all, which could otherwise accelerate our liquidity needs and could force us to further curtail or suspend our operations. Moreover, we rely in part on our collaboration partners to provide funding for and otherwise advance our preclinical and clinical programs. However, in June 2022, our collaboration agreement with Sanofi terminated, and in June 2023 our collaboration agreements with Biogen and Novartis terminated. While we may identify new collaboration partners who can progress some of the programs that were the subject of these collaborations, we may not be successful in doing so in a timely manner, on acceptable terms or at all, and we may otherwise fail to raise sufficient additional capital in order to progress these programs ourselves or we may determine that for internal resource allocation purposes or for other reasons to abandon development of these programs. In any event, we would require substantial additional funding in order to progress the programs that were the subject of these collaborations.
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
Our lack of control over aspects of product development in our collaborations could cause delays or other difficulties in the development and commercialization of our product candidates, which may prevent us from receiving any milestone, royalty payments and other benefits under the agreement. In addition, under their respective agreements, our third-party collaborators have certain rights to terminate the agreements by providing us with advance notices, therefore, the actual milestone payments that we may receive under these agreements may be substantially lower than the full amounts provided for under these agreements. For example, in June 2022, our collaboration agreement with Sanofi terminated, and in June 2023, our collaborations with Biogen and Novartis terminated. As a result, we will not be entitled to any further milestone payments or royalties from any of Sanofi, Biogen or Novartis.
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
For example, we have collaborations with Pfizer to develop product candidates to treat hemophilia A and amyotrophic lateral sclerosis and frontotemporal lobar degeneration linked to mutations of the C9ORF72 gene. Any delays to or discontinuances of these collaborations could have a material adverse effect on our business, results of operations, financial condition and prospects.
We were also party to collaboration agreements with Novartis to develop product candidates to treat certain neurodevelopment disorders, including autism and intellectual disability and with Biogen to develop product candidates to treat tauopathies including Alzheimer’s disease, alpha-synuclein related diseases including Parkinson’s disease and other neurological diseases. In June 2023, our collaboration agreements with Novartis and Biogen terminated. As a result of these terminations, we are no longer entitled to any milestone payments or royalties from Novartis or Biogen, and Novartis and Biogen have no further obligations to develop or to reimburse the costs of any of the programs under the applicable agreement. In April 2023, we made the strategic decision to pause further development of the programs that were the subject of these collaborations. In the future, we may identify alternative options to advance some of the programs that were subject to such agreements, including potential development internally or with a collaboration partner. However, we cannot guarantee that we will be able to successfully secure any such options, including identifying an alternative suitable collaboration partner or negotiate a favorable alternative collaboration agreement. In such case, we may be unable or unwilling to continue developing the programs subject to these collaboration agreements due to the lack of adequate capital resources or otherwise.
In June 2022, we completed the transition of the rights and obligations of Sanofi, under our prior collaboration agreement back to us. Although we expect to complete the Phase 1/2 PRECIZN-1 study of BIVV003, our product candidate to treat SCD, we cannot guarantee that we will be able to complete this study in a timely manner or at all. Also, we do not expect to make additional material investments in our SCD program and, accordingly, do not plan to continue developing BIVV003 beyond completion of this study. Although we are currently seeking a potential collaboration partner to advance the development of BIVV003 beyond this study, we cannot guarantee that we will be able to successfully secure any such collaboration in a timely manner, on acceptable terms or at all. In such case, the continued development of BIVV003 could be further delayed or precluded altogether, in which case may choose to discontinue the BIVV003 program. Any further delays to or discontinuance of this program could have an adverse impact on our business, results of operations, financial condition and prospects.
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
Special regulatory designations, such as RMAT, orphan drug designations or fast track designation, may not be available for our product candidates or may not lead to a faster development or regulatory review or approval process.
We have received RMAT designation for our product candidate to treat severe hemophilia A. Additionally, some of our product candidates, including our product candidate to treat Fabry disease, have also been granted Orphan Drug Designation by the FDA, and some have also been designated Orphan Medicinal Products by the EMA. Regulatory authorities in some jurisdictions, including the United States and the EU, may designate drugs for relatively small patient populations as orphan drugs. In addition, our product candidate to treat Fabry disease was granted FDA Fast Track Designation in May 2023. For additional information regarding these special regulatory designations, see “Business-Government Regulation” in our 2022 Annual Report.
If we request such designations for our other current or future product candidates, there can be no assurances that the FDA, the European Commission or comparable foreign regulatory authorities will grant any of our product candidates such designations. Additionally, such designations do not guarantee that any regulatory agency will accelerate regulatory review of, or ultimately approve, those product candidates, nor does it limit the ability of any regulatory agency to grant such designations to product candidates of other companies that treat the same indications as our product candidates prior to our product candidates receiving marketing approval. Such designations can also be revoked. RMAT designation can be revoked if the criteria for eligibility cease to be met as clinical data emerges. Orphan drug exclusivity may be revoked if any regulatory authority determines that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantity of the product to meet the needs of patients with the rare disease or condition. In addition, the FDA may withdraw Fast Track designation if it believes that the designation is no longer supported by data from our clinical development program. Fast Track designation alone does not guarantee qualification for the FDA’s priority review procedures.
Our recent restructuring may not result in anticipated savings, could result in total costs and expenses that are greater than expected and could disrupt our business.
In April 2023, we announced a restructuring designed to reduce costs and increase focus on our key strategic priorities. We may incur additional expenses not currently contemplated due to events associated with the reduction in force, and our restructuring activities may subject us to reputational risks and litigation risks and expenses. We may not fully realize the anticipated benefits and savings from this restructuring due to unforeseen difficulties, disruptions, delays or unexpected costs, which could adversely affect our financial condition.
If we fail to meet continued listing standards of the Nasdaq Stock Market LLC, our common stock may be delisted. Delisting could adversely affect the liquidity of our common stock and the market price of our common stock could decrease, and our ability to obtain sufficient additional capital to fund our operations and to continue as a going concern would be substantially impaired.
Our common stock is currently listed on the Nasdaq Global Select Market. The Nasdaq Stock Market LLC, or Nasdaq, has minimum requirements that a company must meet in order to remain listed on the Nasdaq Global Select Market. These requirements include maintaining a minimum closing bid price of $1.00 per share, or the Bid Price Requirement. While the closing price of our common stock has remained above the minimum closing bid price of $1.00 per share from January 1, 2023 through the date of filing of this report, on June 1, 2023, our common stock traded as low as $1.07 per share and in the future, the closing bid price of our common stock may fall below $1.00 per share. If the closing bid price of our common stock were to remain below $1.00 per share for 30 consecutive trading days, or we do not meet other Nasdaq listing requirements, we would fail to be in compliance with Nasdaq’s listing standards. There can be no assurance that we will continue to meet the Bid Price Requirement, or any other Nasdaq continued listing requirement, in the future. If we fail to meet these requirements, including the Bid Price Requirement and requirements to maintain minimum levels of stockholders' equity or market values of our common stock, Nasdaq may notify us that we have failed to meet the minimum listing requirements and initiate the delisting process. If our common stock is delisted, the liquidity of our common stock would be adversely affected and the market price of our common stock could decrease, and our ability to obtain sufficient additional capital to fund our operations and to continue as a going concern would be substantially impaired.

We have recently recorded significant impairment charges, and we may be required to record in the future significant additional charges if our long-lived assets become impaired.
We test goodwill, indefinite-lived intangible assets and long-lived assets for impairment annually or more frequently if changes in circumstances or the occurrence of events suggest impairment exists. Any significant change in market conditions, including a sustained decline in our stock price, that indicate a reduction in carrying value may give rise to impairment in the period that the change becomes known. For example, during the three and six months ended June 30, 2023, we recognized impairment charges of $51.3 million and $109.9 million, respectively. We have now fully impaired our goodwill and indefinite-lived intangible assets. For additional information regarding these impairment charges, see “Note 6 – Impairment of Goodwill, Indefinite-lived Intangible Assets and Other Long-lived Assets” in Part I, Item 1 of this Quarterly Report on Form 10‑Q.
It is possible that changes in circumstances, many of which are outside of our control, or in the numerous variables associated with the assumptions and estimates used in assessing the appropriate valuation of our long-lived assets, could in the future result in significant additional impairment charges to our long-lived assets, which could adversely affect our results of operations.
ITEM  2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
ITEM  3.    DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM  4.    MINE SAFETY DISCLOSURES
Not applicable.
ITEM  5.    OTHER INFORMATION
None.

ITEM  6.    EXHIBITS

Exhibit number		Description of Document
3.1		Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.3 to the Company’s Current Report on Form 8-K filed June 2, 2023).

3.2		Fifth Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed December 19, 2022).

10.1		Amended and Restated 2018 Equity Incentive Plan of Sangamo Therapeutics, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed June 2, 2023).

31.1+		Rule 13a — 14(a) Certification of Principal Executive Officer.

31.2+		Rule 13a — 14(a) Certification of Principal Financial Officer.

32.1+	*	Certifications Pursuant to 18 U.S.C. Section 1350.

101.INS		XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH		Inline XBRL Taxonomy Extension Schema Document

101.CAL		Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF		Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB		Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE		Inline XBRL Taxonomy Extension Presentation Linkbase Document

104		The cover page from Sangamo’s Quarterly Report on Form 10-Q for the three months ended June 30, 2023 is formatted in Inline XBRL and it is contained in Exhibit 101
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
Dated: August 8, 2023

SANGAMO THERAPEUTICS, INC.

/s/ ALEXANDER D. MACRAE
Alexander D. Macrae
President and Chief Executive Officer
(Principal Executive Officer)

/s/ PRATHYUSHA DURAIBABU
Prathyusha Duraibabu
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)