Form 10-Q
period 2023-09-30
SANGAMO THERAPEUTICS, INC
filed 2023-11-01
CIK 1001233

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________
FORM 10-Q
________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐     No   ☒
As of October 30, 2023, 177,346,980 shares of the issuer’s common stock, par value $0.01 per share, were outstanding.

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
•our ability to establish and maintain collaborations and strategic partnerships and realize the expected benefits of such arrangements, including our ability to find potential new collaboration partners for programs that were previously the subject of collaboration agreements as well as for our Fabry disease gene therapy and CAR-Treg cell therapy programs;
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
•our strategic pipeline prioritization, including plans for advancing our preclinical programs, and the expected charges and cost savings associated with our restructurings and any future cost reduction measures;
•our estimates regarding the sufficiency of our cash resources and our expenses, capital requirements and need for substantial additional financing, and our ability to obtain additional financing;
•our ability to continue to operate as a going concern, including our estimate that our available cash, cash equivalents and marketable securities as of September 30, 2023, in combination with the cost savings expected from the restructuring, workforce reduction and other potential cost reductions, will be sufficient to fund our planned operations into the third quarter of 2024;
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
In some cases, you can identify forward-looking statements by use of future dates or by terms such as: “anticipates,” “believes,” “continues,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “seeks,” “should,” “will” and similar expressions intended to identify forward-looking statements. These statements reflect our current views with respect to future events, are based on assumptions and involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. These risks and uncertainties include, without limitation:
•There is substantial doubt about our ability to continue to operate as a going concern. We need substantial additional funding to execute our operating plan and to continue to operate as a going concern. We estimate that our available cash, cash equivalents and marketable securities as of September 30, 2023, in combination with the cost savings expected from the restructuring, workforce reduction and other potential cost reductions, will be sufficient to fund our planned operations only into the third quarter of 2024. If adequate funds are not available to us on a timely basis, or at all, we will be required to take additional actions to address our liquidity needs, including additional cost reduction measures such as further reducing operating expenses and delaying, reducing the scope of, discontinuing or altering our research and development activities, which would have a material adverse effect on our business and prospects, or we may be required to cease operations entirely, liquidate all or a portion of our assets, and/or or seek protection under applicable bankruptcy laws, and you may lose all or part of your investment. Future sales and issuances of equity securities would also result in substantial dilution to our stockholders.
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
•We are early in our research and development efforts for our core preclinical neurology programs that are the current focus, all of which are still in preclinical development. We may encounter difficulties in advancing product candidates from research programs to preclinical and clinical development.
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
•We rely heavily on collaborations with biopharmaceutical companies to generate revenues and develop, obtain regulatory approvals for and commercialize some of our product candidates. If conflicts arise with our collaborators or if the collaborations terminate for any reason, our revenues and product development efforts would be negatively impacted.
•Biotechnology and genomic medicine are highly competitive businesses. Our competitors may develop rival technologies and products that are superior to or are commercialized more quickly than our technologies and product candidates.
•Manufacturing genomic medicines is complex, expensive, highly regulated and risky. We are currently substantially reliant on third‑party manufacturers. Manufacturing challenges may result in unexpected costs, supply interruptions and harm and delay to our product development efforts.
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

•Our success depends on hiring, integrating and retaining additional highly qualified skilled employees and retaining current key executives and employees, which may be challenging given the uncertainty regarding our ability to obtain sufficient additional funding and to continue to operate as a going concern as well as the competition among numerous biopharmaceutical companies and academic institutions for individuals with these skills.
•Unfavorable global economic conditions could have a negative impact on our operations, which could materially and adversely affect our ability to continue to operate as a going concern and otherwise have a material adverse effect on our business, financial condition, results of operations, prospects and market price of our common stock.
•The market price of our common stock has been and will likely continue to be volatile, and you could lose all or part of any investment in our common stock.
•We have fully impaired our goodwill and indefinite-lived intangible assets, have recorded significant impairment of our right-of-use and other long-lived assets, and may be required to record in the future significant additional charges if our long-lived assets become further impaired.
•We currently do not meet, and may not regain compliance with, the listing standards of the Nasdaq Stock Market LLC, and as a result our common stock may be delisted. Delisting could adversely affect the liquidity of our common stock and the market price of our common stock could decrease, and our ability to obtain sufficient additional capital to fund our operations and to continue to operate as a going concern would be substantially impaired.
•Our recent restructurings may not result in anticipated savings or operational efficiencies, could result in total costs and expenses that are greater than expected and could disrupt our business.
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

PART I. FINANCIAL INFORMATION
ITEM  1.    FINANCIAL STATEMENTS
SANGAMO THERAPEUTICS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited; in thousands)

	September 30, 2023	December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$56,514	$100,444
Marketable securities	75,597	177,188
Interest receivable	602	794
Accounts receivable	1,148	3,678
Prepaid expenses and other current assets	13,715	18,223
Total current assets	147,576	300,327
Marketable securities, non-current	—	29,845
Property and equipment, net	28,436	63,531
Intangible assets	—	50,729
Goodwill	—	37,552
Operating lease right-of-use assets	27,211	62,002
Other non-current assets	14,974	17,023
Restricted cash	1,500	1,500
Total assets	$219,697	$562,509
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$15,457	$22,418
Accrued compensation and employee benefits	17,306	21,506
Other accrued liabilities	14,234	16,007
Deferred revenues	1,485	51,780
Total current liabilities	48,482	111,711
Deferred revenues, non-current	—	109,377
Long-term portion of lease liabilities	34,975	38,986
Deferred income tax	—	6,270
Other non-current liabilities	1,318	1,207
Total liabilities	84,775	267,551
Commitments and contingencies
Stockholders’ equity:
Preferred stock	—	—
Common stock	1,773	1,668
Additional paid-in capital	1,485,811	1,450,239
Accumulated deficit	(1,346,081)	(1,148,545)
Accumulated other comprehensive loss	(6,581)	(8,404)
Total stockholders’ equity	134,922	294,958
Total liabilities and stockholders’ equity	$219,697	$562,509
See accompanying Notes to Condensed Consolidated Financial Statements.

SANGAMO THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited; in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenues	$9,398	$26,460	$174,190	$84,069
Operating expenses:
Research and development	57,089	65,116	183,351	183,719
General and administrative	13,918	16,238	48,068	46,239
Impairment of goodwill and indefinite-lived intangible assets	—	—	89,485	—
Impairment of long-lived assets	44,799	—	65,232	—
Total operating expenses	115,806	81,354	386,136	229,958
Loss from operations	(106,408)	(54,894)	(211,946)	(145,889)
Interest and other income, net	3,515	1,769	9,610	5,754
Loss before income taxes	(102,893)	(53,125)	(202,336)	(140,135)
Income tax expense (benefit)	1,270	30	(4,800)	170
Net loss	$(104,163)	$(53,155)	$(197,536)	$(140,305)
Basic and diluted net loss per share	$(0.59)	$(0.34)	$(1.14)	$(0.93)
Shares used in computing basic and diluted net loss per share	177,171	158,042	173,375	150,850

See accompanying Notes to Condensed Consolidated Financial Statements.

SANGAMO THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited; in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net loss	$(104,163)	$(53,155)	$(197,536)	$(140,305)
Foreign currency translation adjustment	(1,144)	(6,028)	981	(14,040)
Net pension gain	5	55	2	130
Unrealized gain (loss) on marketable securities, net of tax	494	135	840	(1,101)
Comprehensive loss	$(104,808)	$(58,993)	$(195,713)	$(155,316)
See accompanying Notes to Condensed Consolidated Financial Statements.

SANGAMO THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited; in thousands, except share amounts)

	Three Months Ended September 30, 2023
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Total Stockholders’ Equity
	Shares	Amount
Balances at June 30, 2023	177,074,546	$1,771	$1,479,725	$(1,241,918)	$(5,936)	$233,642
Issuance of common stock upon exercise of stock options and vesting of restricted stock units, net of tax	205,129	2	(103)	—	—	(101)
Stock-based compensation	—	—	6,189	—	—	6,189
Foreign currency translation adjustment	—	—	—	—	(1,144)	(1,144)
Net pension gain	—	—	—	—	5	5
Net unrealized gain on marketable securities, net of tax	—	—	—	—	494	494
Net loss	—	—	—	(104,163)	—	(104,163)
Balances at September 30, 2023	177,279,675	$1,773	$1,485,811	$(1,346,081)	$(6,581)	$134,922

	Nine Months Ended September 30, 2023
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Total Stockholders’ Equity
	Shares	Amount
Balances at December 31, 2022	166,793,320	$1,668	$1,450,239	$(1,148,545)	$(8,404)	$294,958
Issuance of common stock in at-the-market offering, net of offering expenses	8,249,261	83	15,023	—	—	15,106
Issuance of common stock upon exercise of stock options and vesting of restricted stock units, net of tax	1,481,508	15	(1,419)	—	—	(1,404)
Issuance of common stock under employee stock purchase plan	755,586	7	712	—	—	719
Stock-based compensation	—	—	21,256	—	—	21,256
Foreign currency translation adjustment	—	—	—	—	981	981
Net pension gain	—	—	—	—	2	2
Net unrealized gain on marketable securities, net of tax	—	—	—	—	840	840
Net loss	—	—	—	(197,536)	—	(197,536)
Balances at September 30, 2023	177,279,675	$1,773	$1,485,811	$(1,346,081)	$(6,581)	$134,922

SANGAMO THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited; in thousands, except share amounts)

	Three Months Ended September 30, 2022
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Total Stockholders’ Equity
	Shares	Amount
Balances at June 30, 2022	153,352,502	$1,534	$1,373,324	$(1,043,417)	$(13,160)	$318,281
Issuance of common stock in at-the-market offering, net of offering expenses	8,483,104	85	42,089	—	—	42,174
Issuance of common stock upon exercise of stock options and vesting of restricted stock units, net of tax	82,617	—	(101)	—	—	(101)
Stock-based compensation	—	—	7,793	—	—	7,793
Foreign currency translation adjustment	—	—	—	—	(6,028)	(6,028)
Net pension gain	—	—	—	—	55	55
Net unrealized gain on marketable securities, net of tax	—	—	—	—	135	135
Net loss	—	—	—	(53,155)	—	(53,155)
Balances at September 30, 2022	161,918,223	$1,619	$1,423,105	$(1,096,572)	$(18,998)	$309,154

	Nine Months Ended September 30, 2022
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Total Stockholders’ Equity
	Shares	Amount
Balances at December 31, 2021	145,921,530	$1,459	$1,334,138	$(956,267)	$(3,987)	$375,343
Issuance of common stock in at-the-market offering, net of offering expenses	14,711,770	147	66,301	—	—	66,448
Issuance of common stock upon exercise of stock options and vesting of restricted stock units, net of tax	925,455	9	(1,847)	—	—	(1,838)
Issuance of common stock under employee stock purchase plan	359,468	4	1,111	—	—	1,115
Stock-based compensation	—	—	23,402	—	—	23,402
Foreign currency translation adjustment	—	—	—	—	(14,040)	(14,040)
Net pension gain	—	—	—	—	130	130
Net unrealized loss on marketable securities, net of tax	—	—	—	—	(1,101)	(1,101)
Net loss	—	—	—	(140,305)	—	(140,305)
Balances at September 30, 2022	161,918,223	$1,619	$1,423,105	$(1,096,572)	$(18,998)	$309,154

See accompanying Notes to Condensed Consolidated Financial Statements.

SANGAMO THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; in thousands)

	Nine Months Ended September 30,
	2023	2022
Operating Activities:
Net loss	$(197,536)	$(140,305)
Adjustments to reconcile net loss to net cash used in operating activities:
Impairment of goodwill and indefinite-lived intangible assets	89,485	—
Impairment of long-lived assets	65,232	—
Depreciation and amortization	13,238	8,765
Accretion of discounts and impairment on marketable securities	(2,031)	(324)
Amortization in operating lease right-of-use assets	5,945	6,357
Deferred income tax benefit	(6,195)	—
Stock-based compensation	21,256	23,402
Other non-cash adjustments	1,119	—
Net changes in operating assets and liabilities:
Interest receivable	192	(175)
Accounts receivable	2,530	1,491
Prepaid expenses and other assets	5,159	(5,848)
Accounts payable and other accrued liabilities	(5,220)	9,443
Accrued compensation and employee benefits	(4,182)	(1,225)
Deferred revenues	(159,671)	(64,956)
Lease liabilities	(3,737)	(3,298)
Other non-current liabilities	112	95
Net cash used in operating activities	(174,304)	(166,578)
Investing Activities:
Purchases of marketable securities	(59,551)	(225,621)
Maturities of marketable securities	193,858	254,990
Purchases of property and equipment	(18,484)	(12,697)
Net cash provided by investing activities	115,823	16,672
Financing Activities:
Proceeds from at-the-market offering, net of offering expenses	15,106	65,848
Taxes paid related to net share settlement of equity awards	(1,404)	(1,962)
Proceeds from exercise of stock options	—	124
Proceeds from issuance of common stock under employee stock purchase plan	719	1,115
Net cash provided by financing activities	14,421	65,125
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	130	479
Net decrease in cash, cash equivalents, and restricted cash	(43,930)	(84,302)
Cash, cash equivalents, and restricted cash, beginning of period	101,944	180,372
Cash, cash equivalents, and restricted cash, end of period	$58,014	$96,070
Supplemental cash flow disclosures:
Property and equipment included in unpaid liabilities	$2,757	$3,927
Tenant improvement allowance included in contra-lease liability	$—	$1,531
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
Basis of Presentation
The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of these financial statements for the periods presented have been included. Operating results for the three and nine months ended September 30, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023. The Condensed Consolidated Balance Sheet data at December 31, 2022 was derived from the audited Consolidated Financial Statements included in Sangamo’s Annual Report on Form 10-K for the year ended December 31, 2022 (the “2022 Annual Report”) as filed with the SEC on February 23, 2023.
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
Liquidity, Going Concern, and Capital Resources
Sangamo is currently working on a number of long-term development projects that involve experimental technologies. The projects will require several years and substantial expenditures to complete and ultimately may be unsuccessful. In recent years, the Company’s operations have been funded primarily through collaborations and strategic partnerships, research grants and from the issuance of equity securities. As of September 30, 2023, the Company had capital resources of $132.1 million consisting of cash, cash equivalents, and marketable securities.
Under Accounting Standard Codification Topic 205-40, Presentation of Financial Statements—Going Concern (“ASC Topic 205-40”), the Company has the responsibility to evaluate whether conditions and/or events raise substantial doubt about its ability to meet its future financial obligations as they become due within one year after the date that the Condensed Consolidated Financial Statements are issued. As required under ASC Topic 205-40, management’s evaluation should initially not take into consideration the potential mitigating effects of management’s plans that have not been fully implemented as of the date the Condensed Consolidated Financial Statements are issued. When substantial doubt exists, management evaluates whether the mitigating effects of its plans sufficiently alleviates the substantial doubt about the Company’s ability to continue as a going concern. The mitigating effects of management’s plans, however, are only considered if both (i) it is probable that the plans will be effectively implemented within one year after the date that the financial statements are issued, and (ii) it is probable that the plans, when implemented, will mitigate the relevant conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued. Generally, to be considered probable of being effectively implemented, the plans must have been approved by the Company’s board of directors before the date that the financial statements are issued.
The Company’s history of significant losses, its negative cash flows from operations, its limited liquidity resources currently on hand, and its dependence on additional financing to fund its operations after the current resources are exhausted raise substantial doubt about its ability to continue to operate as a going concern within one year after the date that the Condensed Consolidated Financial Statements are issued. The Company’s current operating plan, its cash, cash equivalents, and marketable securities as of September 30, 2023 are expected to allow the Company to meet its liquidity requirements only into the third quarter of 2024, which is less than one year following the date these Condensed Consolidated Financial Statements are issued.
Successful completion of the Company’s development programs and, ultimately, the attainment of profitable operations are dependent upon future events, including obtaining adequate financing to support the Company’s cost structure and operating plan. Management’s plans include, among other things, pursuing one or more of the following steps to raise additional capital and reduce costs, none of which can be guaranteed or are entirely within the Company’s control:
•raise funding through the sale of the Company’s common stock;
•raise funding through debt or royalty financing; and
•establish collaborations with potential partners to advance the Company’s product pipeline.
If the Company is unable to raise capital on acceptable terms, or at all, or if it is unable to procure collaboration arrangements or external direct investments to advance its programs, the Company would be required to discontinue some or all of its operations or develop and implement a plan to further extend payables, reduce overhead or scale back its current operating plan until sufficient additional capital is raised to support further operations. There can be no assurance that such a plan would be successful. Additional capital may not be available to the Company on a timely basis, on terms that are acceptable or at all. In particular, the perception of the Company’s ability to continue to operate as a going concern may make it more difficult to obtain financing for the continuation of its operations, particularly in light of currently challenging macroeconomic and market conditions. Further, the Company may be unable to attract new investments as a result of the speculative nature of its newly reprioritized core neurology preclinical programs. If adequate funds are not available to the Company on a timely basis, or at all, the Company will be required to take additional actions to address its liquidity needs, including additional cost reduction measures such as further reducing operating expenses and delaying, reducing the scope of, discontinuing or altering its research and development activities, which would have a material adverse effect on its business and prospects, or the Company may be required to cease operations entirely, liquidate all or a portion of its assets, and/or or seek protection under applicable bankruptcy laws.
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
In March 2023, the Company recorded additional revenue related to a change in estimate in connection with the collaboration agreement with Kite Pharma, Inc., a Gilead Sciences, Inc. subsidiary (“Kite”). This adjustment was driven by a reduction in the estimated future level of the Company’s research and development services and as a result, future project costs. This resulted in an increase in proportional cumulative performance on this collaboration and an increase in revenue of $8.9 million, a decrease in net loss of $8.9 million, and a decrease in the Company’s basic and diluted net loss per share of $0.05 for the nine months ended September 30, 2023.
In September 2023, the Company recorded additional revenue related to a change in estimate in connection with the collaboration agreement with Kite. This adjustment was driven by a further reduction in the estimated future level of the Company’s research and development services and as a result, future project costs. This resulted in an increase in proportional cumulative performance on this collaboration and increased revenue by $4.9 million, decreased net loss by $4.9 million, and decreased the Company's basic and diluted net loss per share by $0.03 for the three and nine months ended September 30, 2023.

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
Revenues from collaboration and licensing agreements as a percentage of total revenues were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Kite Pharma, Inc.	58%	26%	11%	23%
Biogen MA, Inc.	4%	36%	77%	36%
Novartis Institutes for BioMedical Research, Inc.	—%	36%	7%	35%
Other licensing agreements	38%	2%	5%	6%
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
A reconciliation of cash, cash equivalents, and restricted cash reported within the Condensed Consolidated Balance Sheets to the amounts reported within the accompanying Condensed Consolidated Statements of Cash Flows is as follows (in thousands):

	September 30, 2023	December 31, 2022	September 30, 2022	December 31, 2021
Cash and cash equivalents	$56,514	$100,444	$94,570	$178,872
Non-current restricted cash	1,500	1,500	1,500	1,500
Cash, cash equivalents, and restricted cash as reported within the accompanying Condensed Consolidated Statements of Cash Flows	$58,014	$101,944	$96,070	$180,372
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
The Company’s investments are subject to a periodic impairment review. The Company considers various factors in determining whether to recognize an impairment charge, including the length of time and extent to which the fair value has been less than the cost basis, the Company's financial condition and its intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value. Realized gains and losses on marketable securities are included in interest and other income, net, which are determined using the specific identification method. Credit losses related to the marketable securities are recorded in interest and other income, net in the Condensed Consolidated Statements of Operations through an allowance for credit losses rather than as a reduction in the amortized cost basis of the securities.
If the Company intends to sell, or if it is more likely than not that the Company will be required to sell, a security before recovery of its amortized cost basis, the allowance for credit losses is written off, and the amortized cost of the security is written down to its fair value, with an impairment charge recognized. This also results in a reversal of any unrealized gains and losses for this security that were previously included in AOCI. Impairment charges are included in interest and other income, net in the Condensed Consolidated Statements of Operations.
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

The fair value measurements of the Company’s cash equivalents and marketable securities are identified at the following levels within the fair value hierarchy (in thousands):

	September 30, 2023
	Fair Value Measurements
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents:
Money market funds	$3,417	$3,417	$—	$—
Total	3,417	3,417	—	—
Marketable securities:
U.S. government-sponsored entity debt securities	28,637	—	28,637	—
Commercial paper securities	18,891	—	18,891	—
Corporate debt securities	1,379	—	1,379	—
Asset-backed securities	8,429	—	8,429	—
U.S. treasury bills	5,581	—	5,581	—
Certificates of deposit	12,680	—	12,680	—
Total	75,597	—	75,597	—
Total cash equivalents and marketable securities	$79,014	$3,417	$75,597	$—

	December 31, 2022
	Fair Value Measurements
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents:
Money market funds	$50,820	$50,820	$—	$—
Total	50,820	50,820	—	—
Marketable securities:
U.S. government-sponsored entity debt securities	18,417	—	18,417	—
Commercial paper securities	101,165	—	101,165	—
Corporate debt securities	11,670	—	11,670	—
Asset-backed securities	24,792	—	24,792	—
U.S. treasury bills	7,938	—	7,938	—
Certificates of deposit	37,461	—	37,461	—
Agency bonds	5,590	—	5,590	—
Total	207,033	—	207,033	—
Total cash equivalents and marketable securities	$257,853	$50,820	$207,033	$—
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

NOTE 3—CASH EQUIVALENTS AND MARKETABLE SECURITIES
The table below summarizes the Company’s cash equivalents and marketable securities (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
September 30, 2023
Assets
Cash equivalents:
Money market funds	$3,417	$—	$—	$3,417
Total	3,417	—	—	3,417
Marketable securities:
U.S. government-sponsored entity debt securities	28,655	—	(18)	28,637
Commercial paper securities	18,901	—	(10)	18,891
Corporate debt securities	1,379	—	—	1,379
Asset-backed securities	8,429	—	—	8,429
U.S. treasury bills	5,599	—	(18)	5,581
Certificates of deposit	12,684	1	(5)	12,680
Total	75,647	1	(51)	75,597
Total cash equivalents and marketable securities	$79,064	$1	$(51)	$79,014

December 31, 2022
Assets
Cash equivalents:
Money market funds	$50,820	$—	$—	$50,820
Total	50,820	—	—	50,820
Marketable securities:
U.S. government-sponsored entity debt securities	18,710	—	(293)	18,417
Commercial paper securities	101,336	22	(193)	101,165
Corporate debt securities	11,760	—	(90)	11,670
Asset-backed securities	24,970	2	(180)	24,792
U.S. treasury bills	7,950	—	(12)	7,938
Certificates of deposit	37,599	4	(142)	37,461
Agency bonds	5,598	—	(8)	5,590
Total	207,923	28	(918)	207,033
Total cash equivalents and marketable securities	$258,743	$28	$(918)	$257,853
The fair value of marketable securities by contractual maturity were as follows (in thousands):

	September 30, 2023	December 31, 2022
Maturing in one year or less	$41,173	$177,188
Maturing after one year through five years	34,424	29,845
Total	$75,597	$207,033
There were no realized gains and losses on the sales of investments during the three and nine months ended September 30, 2023 and 2022. Total unrealized gains for securities with net gains in accumulated other comprehensive income were not material for the three and nine months ended September 30, 2023.
The Company manages credit risk associated with its investment portfolio through its investment policy, which limits purchases to high-quality issuers and also limits the amount of its portfolio that can be invested in a single issuer. The Company did not record an allowance for credit losses related to its marketable securities for the three and nine months ended September 30, 2023 and 2022.

The Company had unrealized losses related to its marketable securities for the three and nine months ended September 30, 2023 and 2022. The Company had no material unrealized losses, individually and in the aggregate, for marketable securities that are in a continuous unrealized loss position for greater than 12 months as of September 30, 2023 and December 31, 2022. These unrealized losses were not attributed to credit risk and were associated with changes in market conditions. The Company periodically reviews its marketable securities for indications of credit losses. The Company considers factors such as the duration, the magnitude and the reason for the decline in value, the potential recovery period, creditworthiness of the issuers of the securities and its intent to sell. No significant facts or circumstances have arisen to indicate that there has been any significant deterioration in the creditworthiness of the issuers of the securities held by the Company. Based on the Company’s review of these securities, the Company determined that no allowance for credit losses related to its marketable securities was required at either September 30, 2023 or December 31, 2022.
The Company also considers whether it is more likely than not that the Company will be required to sell the debt securities before recovery of their amortized cost basis. Based on the scheduled maturities of its investments and projection of its cash flows in accordance with the current operating plan as of September 30, 2023, the Company determined that it was more likely than not that it will be required to sell various securities before recovery of their amortized cost basis. As a result, the Company reclassified its non-current marketable securities investments of $34.4 million as current as of September 30, 2023 and recorded an impairment charge of $0.4 million related to those securities during the three and nine ended September 30, 2023. No impairment charges were recorded during the three and nine ended September 30, 2022, as the Company concluded at that time it had the ability and intent to hold the long-term investments until maturity.
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
The total number of shares subject to stock options and restricted stock units (“RSUs”) outstanding and the employee stock purchase plan (“ESPP”) shares reserved for issuance, which are all anti-dilutive, were excluded from consideration in the calculation of diluted net loss per share attributable to Sangamo Therapeutics, Inc. stockholders. Stock options and RSUs outstanding and ESPP shares reserved for issuance as of September 30, 2023 and 2022 totaled 22,131,291 and 18,524,016, respectively.
NOTE 5—MAJOR CUSTOMERS, PARTNERSHIPS AND STRATEGIC ALLIANCES
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
Under this agreement, the Company is responsible for conducting the Phase 1/2 clinical trial and for certain manufacturing activities for giroctocogene fitelparvovec, while Pfizer is responsible for subsequent worldwide development, manufacturing, marketing and commercialization of giroctocogene fitelparvovec. Sangamo may also collaborate in the research and development of additional adeno-associated viruses (“AAV”) -based gene therapy products for hemophilia A.
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
Upon execution of the agreement, the Company received an upfront fee of $70.0 million and was eligible to receive up to $208.5 million in payments upon the achievement of specified clinical development, intellectual property and regulatory milestones and up to $266.5 million in payments upon first commercial sale milestones for giroctocogene fitelparvovec and potentially other products. To date, two milestones of $55.0 million in aggregate have been achieved and paid. The Company is eligible to earn from Pfizer up to $220.0 million in remaining milestone payments for giroctocogene fitelparvovec and up to $175.0 million for other products that may be developed under the agreement, subject to reduction on account of payments made under certain licenses for third-party intellectual property. In addition, Pfizer agreed to pay the Company royalties for each potential licensed product developed under the agreement that are 14% - 20% of the annual worldwide net sales of such product and are subject to reduction due to patent expiration, entry of biosimilar products to the market and payment made under certain licenses for third-party intellectual property.
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
C9ORF72 Research Collaboration and License Agreement
In December 2017, the Company entered into a separate exclusive, global collaboration and license agreement with Pfizer for the development and commercialization of potential gene therapy products that use zinc finger (“ZF”) transcriptional regulators (“ZF-TRs”) to treat amyotrophic lateral sclerosis and frontotemporal lobar degeneration linked to mutations of the C9ORF72 gene. Pursuant to this agreement, the Company agreed to work with Pfizer on a research program to identify, characterize and preclinically develop ZF-TRs that bind to and specifically reduce expression of the mutant form of the C9ORF72 gene.
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
In October 2023, Pfizer notified the Company of Pfizer’s assignment of the collaboration and license agreement to Alexion, AstraZeneca Rare Disease, pursuant to a definitive purchase and license agreement for preclinical gene therapy assets and enabling technologies that closed on September 20, 2023.
Kite Pharma, Inc.
In February 2018, the Company entered into a global collaboration and license agreement with Kite which became effective on April 5, 2018 (“Effective Date”), and was amended and restated in September 2019, for the research, development, and commercialization of potential engineered cell therapies for cancer. The collaboration and license agreement relates to the design of zinc finger nucleases (“ZFNs”) and viral vectors to disrupt and insert certain genes in T-cells and natural killer cells (“NK-cells”) including the insertion of genes that encode chimeric antigen receptors (“CARs”), T-cell receptors (“TCRs”), and NK-cell receptors (“NKRs”) directed to mutually agreed targets. Under the agreement, Kite is responsible for all clinical development, manufacturing and commercialization of any resulting products.
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
The initial research term in the agreement is six years from the Effective Date and will expire in April 2024. Kite has an option to extend the research term for up to two additional one-year periods for a separate upfront fee of $10.0 million per year. All contingent payments under the agreement, when earned, will be non-refundable and non-creditable. Through the amendment and restatement of the agreement in September 2019, the Company and Kite agreed to expand the scope of the collaboration program to incorporate the use of lentiviral or retroviral vectors provided by Kite. Kite has the right to terminate this agreement in its entirety or on a per licensed product or per candidate target basis for any reason after a specified notice period. Each party has the right to terminate this agreement on account of the other party’s bankruptcy or material, uncured breach.
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
As of September 30, 2023 and December 31, 2022, the Company had a receivable of $0.2 million and $0.7 million, respectively, and deferred revenue of $1.5 million and $19.4 million, respectively, related to this agreement. Changes in deferred revenue balances during the three and nine months ended September 30, 2023 relate to a reduction in the estimated future level of the Company's research and development services under the collaboration agreement with Kite, as well as ongoing normal progress in the delivery of the performance obligations. The amounts of transaction price (excluding the amounts recognized as invoiced for the production of research materials performance obligation) remaining to be recognized were $1.5 million and $21.2 million, of which $1.5 million relates to fees allocated to options with material rights, as of September 30, 2023 and December 31, 2022, respectively. These amounts are expected to be recognized within the next 12 months. The timing of recognition will be affected by whether and when Kite exercises options for additional years of services and could be subject to significant changes.
Revenues recognized under the agreement were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenue related to Kite agreement:
Recognition of license fee fixed consideration	$5,388	$6,296	$17,938	$18,682
Research services variable consideration	108	619	1,097	875
Total	$5,496	$6,915	$19,035	$19,557
In March 2023, the Company recorded additional revenue related to a change in estimate in connection with the collaboration agreement with Kite Pharma, Inc. This adjustment was driven by a reduction in the estimated future level of the Company’s research and development services and as a result, future project costs. This resulted in an increase in proportional cumulative performance on this collaboration and an increase in revenue of $8.9 million, a decrease in net loss of $8.9 million, and a decrease in the Company’s basic and diluted net loss per share of $0.05 for the nine months ended September 30, 2023.
In September 2023, the Company recorded additional revenue related to a change in estimate in connection with the collaboration agreement with Kite. This adjustment was driven by a further reduction in the estimated future level of the Company’s research and development services and as a result, future project costs. This resulted in an increase in proportional cumulative performance on this collaboration and increased revenue by $4.9 million, decreased net loss by $4.9 million, and decreased the Company's basic and diluted net loss per share by $0.03 for the three and nine months ended September 30, 2023.
Novartis Institutes for BioMedical Research, Inc.
On July 27, 2020, the Company entered into a collaboration and license agreement with Novartis Institutes for BioMedical Research, Inc. (“Novartis”) for the research, development and commercialization of gene regulation therapies to treat three neurodevelopmental disorders. Under the agreement, which was effective upon execution, the Company granted Novartis an exclusive, royalty bearing and worldwide license, under its relevant patents and know-how, to develop, manufacture and commercialize certain of its ZF-TRs targeted to three undisclosed genes that are associated with certain neurodevelopmental disorders, including autism spectrum disorder and intellectual disability. The Company was performing early research activities over the collaboration period for each gene target and manufacture the ZF-TRs required for such research, costs of which are funded by Novartis. Novartis was responsible for additional research activities, studies enabling INDs, clinical development, regulatory approvals, manufacturing of preclinical, clinical and approved products, and global commercialization. Subject to certain exceptions set forth in the agreement, the Company was prohibited from developing, manufacturing or commercializing any therapeutic product targeting any of the three genes that are the subject of the collaboration. Novartis also had the option to license certain of the Company’s proprietary AAVs for the sole purpose of developing, manufacturing and commercializing licensed products arising from the collaboration.
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
As of September 30, 2023 and December 31, 2022, the Company had a receivable of zero and $2.2 million, respectively, and deferred revenue of zero and $9.6 million, respectively, related to this agreement.
Revenues recognized under the agreement were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenue related to Novartis agreement:
Recognition of upfront license fee	$—	$7,582	$9,568	$23,222
Research services	—	2,028	2,611	6,211
Total	$—	$9,610	$12,179	$29,433
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
As of September 30, 2023 and December 31, 2022, the Company had a receivable of zero and $0.5 million, respectively, and deferred revenue of zero and $132.2 million, respectively, related to this agreement. Changes in deferred revenue balances during the nine months ended September 30, 2023 relate primarily to the impact of the contract modification. The amounts of transaction price remaining to be recognized were zero and $151.3 million as of September 30, 2023 and December 31, 2022, respectively.
Revenues recognized under the agreement were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenue related to Biogen agreement:
Recognition of license and other fixed consideration	$—	$7,306	$132,165	$21,918
Cost-sharing payments for research services, net variable consideration	—	2,107	2,684	8,740
Total	$—	$9,413	$134,849	$30,658
The Company paid $7.0 million for financial advisory fees during the year ended December 31, 2020, equal to 2% of $225.0 million received for the sale of shares and 2% of $125.0 million received for the upfront fee. The fees incurred related to both the collaboration agreement with Biogen and the stock purchase agreement for the sale of shares. The Company believes that the allocation of fees on a relative fair value basis between the two agreements is reasonable. The Company recognized $4.1 million, which represents 2% of the initial transaction price of $204.6 million, as a contract cost asset. This balance was released into general and administrative expenses on a systematic basis consistent with the transfer of the services to Biogen in accordance with Accounting Standard Codification Topic 340, Other Assets and Deferred Costs. In March, as a result of the notice of termination and resulting modification of the contract, the progress for each performance obligation was remeasured and the Company recognized $2.5 million as a cumulative catch-up to expense. The Company recognized as expense zero and $2.6 million during the three and nine months ended September 30, 2023, respectively, and $0.1 million and $0.4 million during the three and nine months ended September 30, 2022, respectively.
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
The Company reassessed its indefinite-lived and long-lived assets for impairment as of June 30, 2023. Given the actions contemplated above, the Company determined that it was more likely than not that its indefinite-lived intangible assets were impaired. Accordingly, the Company developed an estimate of the fair value of its indefinite-lived intangible assets using the multi-period excess earnings model (income approach) and concluded the carrying value of its indefinite-lived intangible assets were fully impaired. This represents a level 3 nonrecurring fair value measurement. As a result, an indefinite-lived intangible assets impairment charge of $51.3 million, as well as the related income tax benefit of $6.3 million due to the reversal of a deferred tax liability associated with the indefinite-lived intangible assets was recognized during the three months ended June 30, 2023. The impairment charge was primarily driven by a higher discount rate applied to future cash flows based on market participants’ view of increased risk related to the asset.
The Company determined that there were indicators of impairment in its long-lived asset group as of June 30, 2023, based on the same factors above as well as the impairment of its indefinite-lived intangible assets. As the estimated fair value of this asset group, based on a market approach, exceeded its carrying value, no impairment loss was recognized. This represented a level 3 nonrecurring fair value measurement.

Three months ended September 30, 2023
During the three months ended September 30, 2023, the Company’s stock price and the related market capitalization continued to decline, and as such, the Company reassessed its long-lived assets for impairment as of September 30, 2023.
The Company determined all of its long-lived assets continued to represent one asset group for purposes of long-lived asset impairment assessment. The Company concluded that the carrying value of the asset group was not recoverable and the estimated fair value of this asset group was below its carrying value. The lower fair value of the asset group was mainly driven by the sustained decline in the Company's stock price and the related market capitalization. To recognize the impairment loss, the Company determined individual fair values of its long-lived assets. The Company applied a discounted cash flow method to estimate fair values of its leasehold improvements and right-of-use assets, including leasehold improvements in the process of construction, and a market approach to estimate the fair value of its furniture, fixtures and laboratory and manufacturing equipment. These represented level 3 nonrecurring fair value measurements. Based on this analysis, the Company concluded the fair values of the long-lived assets were lower than their net book values due to declines in the market prices for leases, furniture, fixtures, and equipment. The Company recognized pre-tax long-lived asset impairment charges of $17.6 million on the right-of-use assets, $13.7 million on the related leasehold improvements and construction-in-progress, and $13.5 million on furniture, fixtures, and laboratory and manufacturing equipment during the three months ended September 30, 2023.
The Company will continue to assess whether its long-lived assets are impaired in future periods. As the Company finalizes and implements its plans related to cost reductions and liquidity preservation, it is reasonably possible that additional impairment charges will be recognized if the Company changes how it uses various long-lived assets or elects to dispose of them, and the cash flows associated with these assets become separately identifiable. In this case, such assets will be tested for impairment separately from the remaining long-lived assets of the Company.
NOTE 7—STOCK-BASED COMPENSATION
The following table shows total stock-based compensation expense recognized in the accompanying Condensed Consolidated Statements of Operations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Research and development	$3,236	$4,395	$11,996	$13,656
General and administrative	2,953	3,398	9,260	9,746
Total stock-based compensation expense	$6,189	$7,793	$21,256	$23,402
NOTE 8—STOCKHOLDERS’ EQUITY
At-the-Market Offering Agreement
In August 2020, the Company entered into an Open Market Sale Agreement℠ with Jefferies LLC (“Jefferies”) with respect to an at-the-market offering program under which the Company may offer and sell, from time to time at its sole discretion, shares of the Company’s common stock having an aggregate offering price of up to $150.0 million through Jefferies as the Company’s sales agent or principal. In December 2022, the Company entered into Amendment No. 2 to the Open Market Sale Agreement℠ which increased the aggregate offering price under the at-the-market offering program by an additional $175.0 million. The Company is not obligated to sell any shares under the sales agreement. No shares were sold under the sales agreement during the three months ended September 30, 2023. During the nine months ended September 30, 2023, the Company sold 8,249,261 shares of its common stock for net proceeds of approximately $15.1 million. During the three and nine months ended September 30, 2022, the Company sold 8,483,104 and 14,711,770 shares of its common stock for net proceeds of approximately $42.2 million and $66.4 million, respectively.
NOTE 9—RESTRUCTURING CHARGES
On April 26, 2023, the Company executed a restructuring of operations and a corresponding reduction in workforce (the “April Restructuring”), designed to reduce costs and increase focus on certain strategic priorities. The April Restructuring resulted in the elimination of approximately 110 roles, including 55 full-time employees and 55 contracted employees and eliminated open positions, in the United States, or approximately 23% of the total United States workforce as of April 26, 2023, and included one-time severance payments and other employee-related costs, including additional vesting of service-based stock compensation awards. No expenses related to the April Restructuring were incurred during the three months ended September 30, 2023. The Company incurred approximately $5.3 million of expenses related to the April Restructuring in the nine months ended September 30, 2023, of which $4.1 million is included in research and development expense and $1.2 million is included in general and administrative expense in the accompanying Condensed Consolidated Statements of Operations. The Company

expects the April Restructuring and the cash payments related to the April Restructuring to be complete by the third quarter of 2024.
The following table is a summary of accrued April Restructuring costs included within other accrued liabilities on the Company’s Condensed Consolidated Balance Sheet as of September 30, 2023 (in thousands):

Nine Months Ended September 30, 2023
Balance at December 31, 2022	$—
Restructuring charges	5,337
Cash payments	(3,033)
Non-cash adjustments	(305)
Balance at September 30, 2023	$1,999
NOTE 10—INCOME TAXES
The Company’s provision for income taxes for interim periods is determined using an estimate of its annual effective tax rate, adjusted for discrete items, if any, that arise during the period. Each quarter, the Company updates its estimate of the annual effective tax rate, and if the estimated annual effective tax rate changes, the Company makes a cumulative adjustment in such period. During the three months ended September 30, 2023 and 2022 the Company recorded an income tax expense of $1.3 million and $0.1 million, respectively. During the nine months ended September 30, 2023 and 2022, the Company recorded income tax benefit of $4.8 million and income tax expense of $0.2 million, respectively.
The Company continues to maintain a full valuation allowance on its U.S. federal and state, Sangamo France, and Sangamo United Kingdom net deferred tax assets, as the Company believes it is not more likely than not that these benefits will be realized. The net tax benefit for the nine months ended September 30, 2023 was primarily related to the impairment of the IPR&D asset, which was offset by the reduction of its United Kingdom’s deferred tax asset. The tax expense for the nine months ended September 30, 2022 was primarily due to foreign income tax expense.
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
NOTE 11—SUBSEQUENT EVENTS
November Restructuring
On October 11, 2023, the Board of Directors of the Company approved a restructuring of operations and a corresponding reduction in workforce (the “November Restructuring”), designed to reduce costs and advance its strategic transformation into a neurology-focused genomic medicine company. The Company notified employees affected by the November Restructuring on November 1, 2023. The Company expects the November Restructuring to result in the elimination of approximately 162 roles in the United States, or approximately 40% of its United States workforce. The Company estimates that it will incur approximately $8 million to $10 million in cash-based expenses related to employee severance and notice period payments, benefits and related restructuring costs. The Company expects that the majority of the restructuring charges will be incurred in the fourth quarter of 2023 and that the execution of the November Restructuring will be substantially complete by the second quarter of 2024. The Company may also incur other charges or cash expenditures not currently contemplated due to events that may occur as a result of, or associated with, the November Restructuring.
Departure of Certain Officers
In connection with the November Restructuring, the employment of each of D. Mark McClung, Executive Vice President, Chief Operating Officer, and Jason Fontenot, Ph.D., Senior Vice President, Chief Scientific Officer, will terminate, effective as of January 2, 2024. In connection with the termination of their employment, pursuant to the Amended Severance Plan (as defined below), Mr. McClung and Dr. Fontenot are entitled to certain severance benefits in exchange for the execution of a general settlement and release agreement.

Approval of Amended and Restated Executive Severance Plan
On October 28, 2023, the Compensation Committee of the Board of Directors of the Company approved an amendment and restatement of the Company’s Amended and Restated Executive Severance Plan (as so amended and restated, the “Amended Severance Plan”).
The purpose of such amendment and restatement is to provide for the payment of certain severance benefits in the form of a lump sum (instead of in installments or monthly reimbursements) following termination. Specifically, if an Eligible Employee (as defined in the Amended Severance Plan and which includes all of the Company’s executive officers) becomes entitled to severance benefits under the Amended Severance Plan, (i) cash severance payments will be made in the form of a lump sum within 60 days following the Eligible Employee’s termination (instead of in the form of installments over the applicable severance period, which may range from 9 to 18 months following such termination depending on the Eligible Employee’s position) and (ii) cash payments intended to replace COBRA premium reimbursements may be made in the form of a lump sum within 60 days following the Eligible Employee’s termination (instead of in the form of monthly reimbursements over the applicable severance period), in the Company’s discretion, in each case to the extent that such payments (a) are exempt from Section 409A of the Internal Revenue Code of 1986, as amended (the “Code”), as determined by the Company in its discretion at the time of the Eligible Employee’s termination, or (ii) may otherwise be made in a lump sum upon such termination without causing adverse tax consequences under Section 409A of the Code.
The changes regarding the timing and form of payment of certain severance benefits under the Amended Severance Plan, as described above, were the only material changes made under the Amended Severance Plan. No other material changes (including changes regarding eligibility for, or the amount or type of, severance benefits) were made under the Amended Severance Plan.
Change of Company Headquarters
On November 1, 2023, the Company announced that it expects to close its Brisbane, California facility in early 2024 to conserve cash resources, and intends to transition Company headquarters to its Richmond, California facility as of January 1, 2024. The Company may incur charges or cash expenditures not currently contemplated due to events that may occur as a result of, or associated with, the closure of its Brisbane, California facility and the transition of company headquarters to its Richmond, California facility.
Nasdaq Deficiency Notice
On October 27, 2023, the Company received a deficiency notice (the “Notice”) from the Listing Qualifications Staff (the “Staff”) of The Nasdaq Stock Market LLC (“Nasdaq”) notifying the Company that, for the last 30 consecutive business days, the bid price of the Company’s common stock had closed below $1.00 per share, the minimum closing bid price required by the continued listing requirements of Nasdaq Listing Rule 5450(a)(1). The Notice has no immediate effect on the listing of the Company’s common stock on the Nasdaq Global Select Market.

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
Overview
We are a clinical-stage genomic medicine company committed to translating ground-breaking science into medicines that transform the lives of patients and families afflicted with serious diseases. We plan to deliver on this mission through development of our clinical and preclinical product candidates leveraging our novel science and process development capabilities.
Corporate Updates
•In November 2023, we announced that we have made additional progress towards our strategic transformation into a genomic medicine company focused on treating neurological diseases. This progress includes a restructuring of our operations and corresponding reduction in workforce, or the November Restructuring, designed to reduce costs and focus resources on our proprietary neurology-focused epigenetic regulation programs and adeno-associated virus, or AAV, capsid delivery technologies.
•We expect the November Restructuring to result in the elimination of approximately 162 roles in the United States, or approximately 40% of the United States workforce. We estimate that we will incur approximately $8 million to $10 million in cash-based expenses related to employee severance and notice period payments, benefits and related costs in connection with the November Restructuring. We expect that the majority of the restructuring charges will be incurred in the fourth quarter of 2023 and that the execution of the November Restructuring will be substantially complete by the second quarter of 2024. We may also incur other charges or cash expenditures not currently contemplated due to events that may occur as a result of, or associated with, the November Restructuring.
•As part of the November Restructuring, we expect to close our Brisbane, California facility in early 2024 to conserve cash resources, and we intend to transition our company headquarters to our Richmond, California facility as of January 1, 2024.
Core Preclinical Neurology Programs
Our preclinical development is focused on two innovative areas aligned with our strategic transformation: (i) development of epigenetic regulation therapies treating serious neurological diseases and (ii) discovery and development of novel engineered AAV capsids to deliver our therapies to the intended neurological targets. Indications for our preclinical programs include chronic neuropathic pain and prion disease.
The cornerstones of our portfolio of epigenetic regulation therapies treating neurological diseases are Nav1.7 and prion disease. The Nav1.7 pathway to potentially treat chronic neuropathic pain has been identified as our flagship program in our wholly owned neurology pipeline, with an investigational new drug application, or IND, submission expected in 2024. The first data from this program was presented in a platform presentation at the American Society for Cell and Gene Therapy (ASGCT) 26th Annual Meeting in May 2023. The data demonstrated potent and specific repression of Nav1.7 expression without impacting other sodium channels and that the zinc finger repressors, or ZF-Rs, were well tolerated in nonhuman primates. We have identified the human-specific lead candidate ZF-R and have found no off-target activity.
We presented updated animal model data from our wholly owned prion disease program at the Prion 2023 conference in October 2023, showing that our ZF-Rs significantly reduce expression of the prion protein in the brain, extend lifespan and limit formation of toxic prion aggregates.

We continue to make progress in developing novel engineered AAV capsids enhanced for delivery to neurological targets. We have made significant progress in identifying new, potentially transformative AAV delivery capsids that we believe may be capable of crossing the blood-brain-barrier. We presented data at ASGCT describing the identification of multiple novel AAV capsids exhibiting characteristics consistent with enhanced blood brain barrier transit. We expect to share nonhuman primate data from our capsid development efforts in early 2024.
We presented preclinical data at the 30th Annual European Society for Gene and Cell Therapy (ESGCT) Congress in October 2023 showcasing updates from our neurology epigenetic regulation programs. Data presented included an oral presentation demonstrating how zinc finger activators (ZF-As) can be designed to potentially address neurodevelopmental disorders such as autism spectrum disorder and intellectual disability. This presentation showed how ZF-As can be designed to restore normal gene and protein expression of SCN2A in vitro and in vivo. This was accompanied by a poster presentation demonstrating Shank3 gene activation, mediated by ZF-As, as a potential therapeutic approach for Phelan-McDermid syndrome.
Clinical Programs
Fabry Disease
•Since our last update in August 2023, an additional three patients have been dosed in the Phase 1/2 STAAR study of isaralgagene civaparvovec, our investigational gene therapy for the treatment of Fabry disease, resulting in a total of 25 patients dosed to date, which includes 14 at the planned Phase 3 dose of 5x1013 vg/kg.
•All subjects dosed to date continue to demonstrate sustained, elevated α-Gal A levels, with 12 patients having achieved at least one year of follow-up and the longest treated patient having now achieved three years of follow-up. Additionally, all 11 patients who were withdrawn from enzyme replacement therapy, or ERT, remain off ERT, for up to 24 months for the longest withdrawn patient. Treated patients continue to report improvements in their quality of life, some even over and above the benefits they were experiencing on ERT.
•We are no longer enrolling additional patients in this study at this time, as we believe we have already successfully enrolled sufficient patients to provide a preliminary assessment of efficacy and safety. We expect to complete the dosing of remaining enrolled patients in the Phase 1/2 study in the first half of 2024. We expect to present updated clinical data from the Phase 1/2 STAAR study at a medical meeting in early 2024.
•In October 2023, we received U.S. FDA Regenerative Medicine Advanced Therapy (RMAT) Designation for isaralgagene civaparvovec. U.S. RMAT Designation aims to facilitate the development and expedite the review of new potential therapeutics that are intended to treat serious or life-threatening conditions and that demonstrate the potential to address unmet medical needs. Companies granted this designation are given the opportunity for more frequent interactions with the FDA. These clinical programs may also be eligible to apply for Accelerated Approval and Priority Review if relevant criteria are met. The FDA has previously granted Fast Track Designation and Orphan Drug Designation to isaralgagene civaparvovec.
•We are actively seeking a potential collaboration partner for our Fabry disease program. While productive discussions with the FDA continue regarding a potential Phase 3 trial design, we have decided to defer new investments in Phase 3 planning activities until we are able to successfully secure a collaboration partner or financing to fund a potential Phase 3 trial.
Renal Transplant Rejection
•Since our last update in August 2023, we dosed the first patient at the second dose level in the Phase 1/2 STEADFAST study evaluating TX200, our wholly-owned autologous CAR-Treg cell therapy candidate for renal transplant rejection. The product candidate continues to be generally well tolerated in all four patients dosed to date.
•We have received all necessary regulatory and ethics approvals for an accelerated dose escalation protocol from European regulatory authorities that allows dosing to potentially advance more quickly through the cohorts, and which also allows for a new and highest fourth dose cohort, compared to the three cohorts in the previously approved study protocol. The new, fourth cohort dose will be 18-fold higher than the first cohort starting dose.
•We have completed manufacturing of the dose for the patient in the third cohort, who recently received a kidney transplant. Dosing of this fifth patient is expected in the fourth quarter of 2023, pending approval to move to the third cohort from the Safety Monitoring Committee.
•We have also completed manufacturing of the dose for the first patient in the fourth and highest dose cohort, who recently received a kidney transplant. Dosing of this sixth patient is expected in January 2024, pending approval to move to the fourth cohort from the Safety Monitoring Committee. Dosing of this patient on the expected timeline would represent an acceleration of 18 months compared to the dosing timeline under the previously approved study protocol.

•We are actively seeking a potential collaboration partner or direct external investment in our CAR-Treg cell therapy programs. We plan to provide an update on these efforts in the first quarter of 2024. We have decided to defer new investments in these programs until we are able to successfully secure a collaboration partner or external investment.
Partnered Programs
Hemophilia A
•The Phase 3 AFFINE trial of giroctocogene fitelparvovec, an investigational gene therapy we are developing with Pfizer Inc., or Pfizer, for patients with moderately severe to severe hemophilia A, continues to progress. Dosing of all patients in the trial is now complete.
•A pivotal readout is expected in the middle of 2024, with Pfizer anticipating submitting a biologics license application and a marketing authorization application in the second half of 2024 if the pivotal readout is supportive.
•We and Pfizer plan to present updated data from the Phase 1/2 ALTA study of giroctocogene fitelparvovec via an oral presentation at the 65th American Society for Hematology Annual Meeting and Exposition on December 11, 2023.
•We are eligible to earn from Pfizer up to $220.0 million in milestone payments upon the achievement of certain regulatory and commercial milestones for giroctocogene fitelparvovec and product royalties of 14% - 20% if giroctocogene fitelparvovec is approved and commercialized.
C9ORF
•In October 2023, Pfizer notified us that it had assigned to Alexion, AstraZeneca Rare Disease, the collaboration and license agreement between Sangamo and Pfizer for the development and commercialization of potential gene therapy products that use zinc finger transcriptional regulators, or ZF-TRs, to treat amyotrophic lateral sclerosis and frontotemporal lobar degeneration linked to mutations of the C9ORF72 gene.
Prevail Therapeutics
•In July 2023, we entered into a research evaluation and option agreement with Prevail Therapeutics, or Prevail, a wholly owned subsidiary of Eli Lilly and Company, which granted Prevail rights to evaluate certain proprietary engineered cerebrospinal fluid, or CSF, -administered AAV capsids developed by us. Under the agreement, Prevail has an option to obtain an exclusive license to use the capsids for certain neurological targets. If Prevail exercises its option for a target, Prevail would lead and fund all further research, development, manufacturing and commercialization of Prevail products incorporating the licensed capsids for that target.
Chroma Medicine
•In July 2023, we entered into a research evaluation, option and license agreement with Chroma Medicine, or Chroma, to develop epigenetic medicines leveraging our zinc finger proteins, or ZFPs, for sequence-specific DNA recognition of targets outside of the central nervous system. If Chroma exercises its option for a target, Chroma would lead and fund all further research, development, manufacturing, and commercialization of Chroma products incorporating the licensed Sangamo ZFPs for that target.
Collaborations
Our multiple collaborations with biopharmaceutical companies bring us important financial and strategic benefits and reinforce the potential of our research and development efforts and our zinc finger, or ZF, technology platform. They leverage our collaborators’ therapeutic and clinical expertise and commercial resources with the goal of bringing our medicines more rapidly to patients. We believe these collaborations reflect the value of our ZF technology and AAV capsid engineering platforms and will potentially expand the addressable markets of our product candidates. To date, we have received approximately $817.0 million in upfront licensing fees, milestone payments and proceeds from sale of our common stock to collaborators and have the opportunity to earn up to $1.9 billion in potential future milestone payments and exercise fees from our active collaborations and research evaluation and option agreements, assuming all options are exercised and targets are selected, in addition to potential product royalties.
Going Concern
Our current operating plan, our cash, cash equivalents and marketable securities as of September 30, 2023, in combination with the cost savings expected from the restructuring, workforce reduction and other potential cost reductions, are expected to allow us to meet our liquidity requirements only into the third quarter of 2024. Our history of significant losses, negative cash flows from operations, limited liquidity resources currently on hand and dependence on our ability to obtain additional financing to fund our operations after the current resources are exhausted, about which there can be no certainty, have resulted in management’s assessment that there is substantial doubt about our ability to continue to operate as a going concern for at least the next 12 months from the date the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q are issued. Our ability to continue to operate as a going concern is dependent upon our ability to raise substantial additional capital to fund our operations and support our research and development endeavors. In this regard, we are actively seeking substantial additional capital, including through public or private equity or debt financing, royalty financing or other sources, such as strategic collaborations and other direct investments in our programs. However, additional capital may not be available to us on a timely basis, on terms that are acceptable or at all. In particular, the perception of our ability to continue to operate as a going concern may make it more difficult to obtain financing for the continuation of our operations, particularly in light of currently challenging macroeconomic and market conditions. Further, we may be unable to attract new investments as a result of the speculative nature of our newly reprioritized core neurology preclinical programs. If adequate funds are not available to us on a timely basis, or at all, we will be required to take additional actions to address our liquidity needs, including additional cost reduction measures such as further reducing operating expenses and delaying, reducing the scope of, discontinuing or altering our research and development activities, which would have a material adverse effect on our business and prospects, or we may be required to cease operations entirely, liquidate all or a portion of our assets, and/or or seek protection under applicable bankruptcy laws, and you may lose all or part of your investment.
Manufacturing & Process Development
In connection with the November Restructuring and the anticipated closure of our Brisbane, California facility in early 2024, we now expect to be substantially reliant on external partners to manufacture clinical supply for our neurology portfolio. We are retaining our analytical and process development capabilities at our Richmond, California facility. We continue to operate a cell therapy manufacturing facility in Valbonne, France.
Macroeconomic Conditions
Our business and operations and those of our collaborators may continue to be affected by financial instability and a general decline in economic conditions in the United States and other countries caused by political instability and conflict, including the ongoing conflict between Russia and Ukraine and conflicts in the Middle East, and economic or financial challenges caused by current and potential future bank failures or by general health crises such as the COVID-19 pandemic, which have led to market disruptions, including significant volatility in commodity prices, credit and capital markets instability, including disruptions in access to bank deposits and lending commitments, supply chain interruptions, rising interest rates and global inflationary pressures. These macroeconomic factors could materially and adversely affect our ability to continue to operate as a going concern and could otherwise have a material adverse effect on our business, operations, operating results and financial condition as well as the price of our common stock. In particular, our ability to raise the substantial additional capital we need in order to fund our business and to continue to operate as a going concern may be adversely impacted by these macroeconomic factors, and we cannot be certain that we will be able to obtain financing on terms acceptable to us, or at all.
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
Although we expect research and development expenses to decrease in the near-term in connection with the April and November Restructurings, we expect to continue to devote substantial resources to research and development in the future and expect research and development expenses to increase in the next several years if we are successful in advancing our product candidates from research stage through clinical trials. Pursuant to the terms of our termination and transition agreement with Sanofi S.A., or Sanofi, certain expenses related to research and development activities may be reimbursed to us. Any reimbursement funds to be received from Sanofi will decrease our research and development expense.
General and administrative expenses consist primarily of salaries and personnel related expenses for executive, finance and administrative personnel, stock-based compensation expense, professional fees, allocated facilities expenses, patent prosecution expenses and other general corporate expenses. Although we expect general and administrative expenses to decrease in the near-term in connection with the April and November Restructurings, we expect the growth of our business to require increased general and administrative expenses as we continue to advance our product candidates into and through the clinic.

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
There have been no significant changes in our critical accounting policies and estimates during the three and nine months ended September 30, 2023, as compared to the critical accounting policies and estimates disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Part II, Item 7 of the 2022 Annual Report.
Results of Operations for the Three and Nine Months Ended September 30, 2023 and 2022
Revenues

	Three Months Ended September 30,				Nine Months Ended September 30,
	(in thousands, except percentage values)				(in thousands, except percentage values)
	2023	2022	Change	%	2023	2022	Change	%
Revenues	$9,398	$26,460	$(17,062)	(64%)	$174,190	$84,069	$90,121	107%
Revenues primarily consisted of amounts earned from our collaboration agreements. We anticipate revenues in the future will be derived primarily from our collaboration agreements. The terminations of our collaboration agreements with Biogen MA, Inc. and Biogen International GmbH, which we refer to together as Biogen, and Novartis Institutes for BioMedical Research, Inc., or Novartis, became effective in June 2023, following which we are not entitled to any further milestone payments or royalties from either Biogen or Novartis, nor does either Biogen or Novartis have any further obligations to develop or to reimburse the costs of any of the programs previously subject to the Biogen and Novartis collaborations.
The decrease of $17.1 million in revenues for the three months ended September 30, 2023, compared to the same period in 2022, was primarily attributed to decreases of $9.6 million and $9.1 million in revenue relating to our collaboration agreements with Novartis and Biogen, respectively, due to the termination of collaboration agreements in June 2023, and a decrease of $1.4 million in revenue relating to our collaboration agreement with Kite Pharma, Inc., a Gilead Sciences, Inc. subsidiary, or Kite. These decreases were partially offset by an increase of $3.0 million in revenues from other licensing agreements.
The increase of $90.1 million in revenues for the nine months ended September 30, 2023, compared to the same period in 2022, was primarily attributed to:
•an increase of $104.2 million in revenue relating to our collaboration agreement with Biogen, primarily due to the impact of termination of the collaboration agreement, which resulted in an increase in the measure of proportional cumulative performance;
•an increase of $3.1 million in revenue relating to our license agreement with Sigma-Aldrich Corporation; and
•an increase of $3.2 million in revenues from other licensing agreements.
These increases were partially offset by a decrease of $17.3 million in revenue relating to our collaboration agreement with Novartis and a decrease of $3.3 million in revenue relating to our collaboration agreement with Sanofi, due to the terminations of such collaboration agreements in June 2023 and June 2022, respectively.

Operating expenses

	Three Months Ended September 30,				Nine Months Ended September 30,
	(in thousands, except percentage values)				(in thousands, except percentage values)
	2023	2022	Change	%	2023	2022	Change	%
Operating expenses:
Research and development	$57,089	$65,116	$(8,027)	(12%)	$183,351	$183,719	$(368)	—%
General and administrative	13,918	16,238	(2,320)	(14%)	48,068	46,239	1,829	4%
Impairment of goodwill and indefinite-lived intangible assets	—	—	—	—	89,485	—	89,485	100%
Impairment of long-lived assets	44,799	—	44,799	100%	65,232	—	65,232	100%
Total operating expenses	$115,806	$81,354	$34,452	42%	$386,136	$229,958	$156,178	68%
Research and Development Expenses
Research and development expenses consisted primarily of compensation related expenses, including restructuring, stock-based compensation, laboratory supplies, preclinical and clinical studies, manufacturing clinical supply, contracted research, and allocated facilities and information technology expenses.
The decrease of $8.0 million in research and development expenses for the three months ended September 30, 2023, compared to the same period in 2022, was primarily attributable to lower compensation and other personnel costs mainly due to lower headcount as a result of restructuring of operations and corresponding reduction in workforce announced in April 2023, or the April Restructuring, and lower manufacturing and lab supply expenses primarily related to termination of collaboration agreements with Biogen and Novartis, and deferral and reprioritization of certain programs. These decreases were partially offset by higher depreciation expense. Stock-based compensation expense included in research and development expenses was $3.2 million and $4.4 million for the three months ended September 30, 2023 and 2022, respectively.
The decrease of $0.4 million in research and development expenses for the nine months ended September 30, 2023, compared to the same period in 2022, was primarily attributable to lower manufacturing and lab supply expenses due to deferral and reprioritization of certain programs, termination of collaboration agreements with Biogen and Novartis, and lower compensation and other personnel costs mainly due to lower headcount as a result of the April Restructuring. These decreases were partially offset by higher facilities and infrastructure-related costs including depreciation expense, restructuring charges related to the April Restructuring, and higher external expenses as we advance our clinical and preclinical pipeline. Stock-based compensation expense included in research and development expenses was $12.0 million and $13.7 million for the nine months ended September 30, 2023 and 2022, respectively.
We expect to continue to devote substantial resources to research and development in the future. While we anticipate that our research and development expenses will decrease in the near-term in connection with the April and November Restructurings and the related reprioritization of certain programs and deferral of certain new investments, we ultimately expect research and development expenses to increase in the next several years if we are successful in advancing our clinical programs and if we are able to progress our preclinical product candidates into clinical trials and/or if we are successful in securing new collaborations or other capital necessary to advance our clinical programs.
The length of time required to complete our development programs and our development costs for those programs may be impacted by the results of preclinical testing, scope and timing of enrollment in clinical trials for our product candidates, our decisions to pursue development programs in other therapeutic areas, whether we pursue development of our product candidates with a partner or collaborator or independently and our ability to secure the necessary funding to progress the development of our programs. For example, our current focus is on our core neurology preclinical program, and we do not yet know whether and to what extent we will progress any resulting product candidates from our preclinical program into the clinic and in what therapeutic areas. In this regard, in connection with the April and November Restructurings, we have paused further development of certain preclinical programs following conclusion of collaborations with Biogen and Novartis and are deferring new investments in Phase 3 planning activities for our Fabry disease gene therapy program and in our CAR-Treg cell therapy programs until we secure a collaboration partner or external investment. We are actively seeking collaboration partners or a direct external investment, as applicable, to progress our Fabry and CAR-Treg programs. Furthermore, the scope and number of clinical trials required to obtain regulatory approval for each pursued therapeutic area is subject to the input of the applicable regulatory authorities, and we have not yet sought such input for all potential therapeutic areas that we may elect to pursue, and even after having given such input, applicable regulatory authorities may subsequently require additional clinical studies prior to granting regulatory approval based on new data generated by us or other companies, or for other reasons outside of our control. As a condition to any regulatory approval, we may also be subject to post-marketing development commitments, including additional clinical trial requirements. As a result of the uncertainties discussed above, we are unable to determine the duration of or complete costs associated with our development programs.
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
General and Administrative Expenses
General and administrative expenses consist primarily of compensation-related expenses including restructuring, stock-based compensation for executive, legal, finance and administrative personnel, professional fees, facilities and information technology expenses, and other general corporate expenses.
The decrease of $2.3 million in general and administrative expenses for the three months ended September 30, 2023, compared to the same period in 2022, was primarily attributable to lower compensation and other personnel costs mainly due to lower headcount as a result of the April Restructuring. Stock-based compensation expense included in general and administrative expenses was $3.0 million and $3.4 million for the three months ended September 30, 2023 and 2022, respectively.
The increase of $1.8 million in general and administrative expenses for the nine months ended September 30, 2023, compared to the same period in 2022, was primarily attributable to Biogen contract cost asset amortization primarily driven by a notification of termination of the collaboration agreement, higher external professional service costs, and restructuring charges related to the April Restructuring. These increases were partially offset by lower compensation and other personnel costs due to lower headcount as a result of the April Restructuring. Stock-based compensation expense included in general and administrative expenses was $9.3 million and $9.7 million for the nine months ended September 30, 2023 and 2022, respectively.
While we anticipate that our general and administrative expenses will decrease modestly in the near-term in connection with the April and November Restructurings, we expect higher general and administrative expenses to support the growth of the business as we continue to build out our product portfolio and advance our product candidates into the clinic.
Impairment of Goodwill, Indefinite-lived Intangible Assets and Other Long-lived Assets
During the three and nine months ended September 30, 2023, we recognized impairment charges of $44.8 million and $154.7 million, respectively. During the nine months ended September 30, 2023, we experienced a sustained decline in our stock price and related market capitalization, our collaboration agreements with Biogen and Novartis were terminated, we initiated actions including seeking external financing and deferral and reprioritization of certain research and development programs, and equity values in the biotechnology industry continued to decline. As a result of these factors, we concluded our goodwill, indefinite-lived intangible asset, and long-lived assets, primarily comprising right-of-use assets, related leasehold improvements and construction-in-progress, and manufacturing and laboratory equipment, were impaired. Based on our analyses, we recognized a pre-tax goodwill impairment charge of $38.1 million, a pre-tax indefinite-lived intangible asset impairment charge of $51.3 million along with the income tax benefit from the reduction of the associated deferred tax liability of $6.3 million, and a pre-tax long-lived assets impairment charge of $65.2 million during the nine months ended September 30, 2023.
For more information see Note 6 – Impairment of Goodwill, Indefinite-lived Intangible Assets and Other Long-lived Assets in the accompanying notes to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Interest and other income, net
Interest and other income, net was $3.5 million and $1.8 million for the three months ended September 30, 2023 and 2022, respectively. The increase of $1.7 million compared to the same period in 2022 was primarily driven by an increase of $1.3 million in research tax credits and by $0.8 million related to fluctuations in foreign currency exchange rates. These increases were partially offset by $0.4 million of impairment charges related to marketable securities which we determined we will be required to sell before recovery of their amortized cost basis.
Interest and other income, net was $9.6 million and $5.8 million for the nine months ended September 30, 2023 and 2022, respectively. The increase of $3.9 million compared to the same period in 2022 was primarily driven by an increase of $3.7 million in interest income reflecting increase in market interest rates, $2.6 million related to fluctuations in foreign currency exchange rates, and $1.0 million in research tax credits. These increases were partially offset by a $3.0 million benefit received in 2022 from Employee Retention Credit under the Coronavirus Aid, Relief, and Economic Security Act and by $0.4 million of impairment charges related to marketable securities which we determined we will be required to sell before recovery of their amortized cost basis.
Income tax expense (benefit)
The income tax expense was $1.3 million and income tax benefit was $4.8 million during the three and nine months ended September 30, 2023, respectively, and the income tax expense was $0.1 million and $0.2 million for the three and nine months ended September 30, 2022, respectively. The increase for the three months ended September 30, 2023 compared to the same period in 2022 was primarily driven by the valuation allowance recorded for Sangamo United Kingdom deferred tax assets during the three months ended September 30, 2023 as we determined that it is not more likely that the deferred tax asset will be realized. The income tax benefit for the nine months ended September 30, 2023, compared to the same period in 2022, was primarily driven by the reduction of the deferred tax liability due to the impairment of the associated indefinite-lived intangible asset.
Liquidity and Capital Resources
Liquidity
Since inception, we have incurred significant net losses, and we have funded our operations primarily through the issuance of equity securities, payments from corporate collaborators and strategic partners and research grants.
As of September 30, 2023, we had cash, cash equivalents, and marketable securities totaling $132.1 million, compared to $307.5 million as of December 31, 2022. Our most significant use of capital during the quarter was for employee compensation and external research and development expenses, such as manufacturing, clinical trials and preclinical activity related to our therapeutic programs. Our cash and investment balances are held in a variety of interest-bearing instruments, including U.S. government-sponsored entity debt securities, commercial paper securities, money market funds, corporate debt securities, asset-backed securities and certificates of deposit. Cash in excess of immediate requirements is invested in accordance with our investment policy with a view toward capital preservation and liquidity.
In August 2020, we entered into an Open Market Sale Agreement℠, or the sales agreement, with Jefferies LLC, providing for the sale of up to $150.0 million of our common stock from time to time in “at-the-market” offerings under an existing shelf registration statement. In December 2022, we entered into Amendment No. 2 to the Open Market Sale Agreement℠, which increased the aggregate offering price under the sales agreement by an additional $175.0 million. Approximately $194.5 million remained available under the sales agreement as of September 30, 2023. No shares were sold during the three months ended September 30, 2023, and we sold 8,249,261 shares of our common stock for net proceeds of approximately $15.1 million during the nine months ended September 30, 2023.
Under Accounting Standard Codification Topic 205-40, Presentation of Financial Statements—Going Concern, or ASC Topic 205-40, we have the responsibility to evaluate whether conditions and/or events raise substantial doubt about our ability to meet our future financial obligations as they become due within one year after the date that the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q are issued. As required under ASC Topic 205-40, management’s evaluation should initially not take into consideration the potential mitigating effects of management’s plans that have not been fully implemented as of the date the Condensed Consolidated Financial Statements are issued. When substantial doubt exists, management evaluates whether the mitigating effects of its plans sufficiently alleviate the substantial doubt about the company’s ability to continue as a going concern. The mitigating effects of management’s plans, however, are only considered if both (i) it is probable that the plans will be effectively implemented within one year after the date that the financial statements are issued, and (ii) it is probable that the plans, when implemented, will mitigate the relevant conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued. Generally, to be considered probable of being effectively implemented, the plans must have been approved by the company’s board of directors before the date that the financial statements are issued.
Based on our current operating plan, our cash, cash equivalents and marketable securities as of September 30, 2023, in combination with the cost savings expected from the restructuring, workforce reduction and other potential cost reductions, are expected to allow us to meet our liquidity requirements only into the third quarter of 2024. Our history of significant losses, negative cash flows from operations, limited liquidity resources currently on hand and dependence on our ability to obtain additional financing to fund our operations after the current resources are exhausted, about which there can be no certainty, have resulted in management’s assessment that there is substantial doubt about our ability to continue as a going concern for at least the next 12 months from the date the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q are issued. Our ability to continue to operate as a going concern is dependent upon our ability to raise substantial additional capital to fund our operations and support our research and development endeavors. In this regard, we are actively seeking substantial additional capital, including through public or private equity or debt financing, royalty financing or other sources, such as strategic collaborations and other direct investments in our programs. However, additional capital may not be available to us on a timely basis, on terms that are acceptable or at all. In particular, the perception of our ability to continue to operate as a going concern may make it more difficult to obtain financing for the continuation of our operations, particularly in light of currently challenging macroeconomic and market conditions. Further, we may be unable to attract new investments as a result of the speculative nature of our newly reprioritized core neurology preclinical programs. If adequate funds are not available to us on a timely basis, or at all, we will be required to take additional actions to address our liquidity needs, including additional cost reduction measures such as further reducing operating expenses and delaying, reducing the scope of, discontinuing or altering our research and development activities, which would have a material adverse effect on our business and prospects, or we may be required to cease operations entirely, liquidate all or a portion of our assets, and/or or seek protection under applicable bankruptcy laws, and you may lose all or part of your investment.
While we expect both the April and November Restructurings to be complete by the third quarter of 2024 and the second quarter of 2024, respectively, we may also incur other charges or cash expenditures not currently contemplated due to events that may occur as a result of, or associated with, each of the restructurings. In addition, we may not achieve the expected benefits of these cost reduction measures and other cost reduction plans on the anticipated timeline, or at all, or we may use our available capital more quickly than we expect, which could otherwise accelerate our liquidity needs and could force us to further curtail or suspend, or entirely cease, our operations. Moreover, we rely in part on our collaboration partners to provide funding for and otherwise advance our preclinical and clinical programs. However, in June 2022, our collaboration agreement with Sanofi terminated, and in June 2023 our collaboration agreements with Biogen and Novartis terminated. While we may identify new collaboration partners who can progress some of the programs that were the subject of these collaborations as well as our Fabry disease gene therapy program and our CAR-Treg cell therapy programs, we have not yet been, and may never be, successful in doing so in a timely manner, on acceptable terms or at all, and we may otherwise fail to raise sufficient additional capital in order to progress these programs ourselves, in which case, we will not receive any return on our investments in these programs. In any event, we need substantial additional funding in order to progress the programs that were the subject of these collaborations as well as our Fabry disease and CAR-Treg programs, and to otherwise execute on our current operating plan. If we raise additional capital through public or private equity offerings, including sales pursuant to our at-the-market offering program with Jefferies LLC, the ownership interest of our existing stockholders will be diluted, and such dilution may be substantial given our current stock price decline, and the terms of any new equity securities may have a preference over, and include rights superior to, our common stock. If we raise additional capital through royalty financings or other collaborations, strategic alliances or licensing arrangements with third parties, we may need to relinquish certain valuable rights to our product candidates, technologies, future revenue streams or research programs or grant licenses on terms that may not be favorable. If we raise additional capital through debt financing, we may be subject to specified financial covenants or covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or pursuing certain transactions, any of which could restrict our ability to commercialize our product candidates or operate as a business.
In addition, as we focus our efforts on proprietary human therapeutics, we will need to seek regulatory approvals of our product candidates from the FDA or other comparable foreign regulatory authorities, a process that could cost in excess of hundreds of millions of dollars per product. We may experience difficulties in accessing the capital markets due to external factors beyond our control, such as volatility in the equity markets for emerging biotechnology companies and general economic and market conditions both in the United States and abroad. In particular, our ability to raise the substantial additional capital we need in order to fund our business may be adversely impacted by global economic conditions and disruptions to and volatility in the credit and financial markets in the United States and worldwide, such as has been experienced recently due in part to, among other things, the impacts of the COVID-19 pandemic, the ongoing conflict between Russia and Ukraine and conflicts in the Middle East, and disruptions in access to bank deposits and lending commitments due to bank failure. We cannot be certain that we will be able to obtain financing on terms acceptable to us, or at all.
Cash Flows
Operating activities
Net cash used in operating activities was $174.3 million for the nine months ended September 30, 2023, primarily due to:
•a net loss of $197.5 million, adjusted for non-cash goodwill, indefinite-lived intangible assets, and long-lived asset impairment charges of $154.7 million, other non-cash expenses related to stock-based compensation of $21.3 million, depreciation and amortization of $13.2 million, and amortization of operating lease right-of-use assets of $5.9 million, offset by income tax benefit of $6.2 million related to reversal of the deferred tax liability as a result of impairment on the associated indefinite-lived intangible assets, accretion of discounts and impairment of marketable securities of $2.0 million, and other non-cash adjustments of $1.1 million; and

•a decrease in deferred revenues of $159.7 million, mainly attributed to the impact of the termination and related contract modification of our collaboration agreement with Biogen and a change in estimate for our collaboration agreement with Kite, a decrease in accounts payable and other accrued liabilities by $5.2 million, a decrease in accrued compensation and employee benefits by $4.2 million, and a decrease in lease liabilities by $3.7 million. These were partially offset by decrease in prepaid expenses and other assets by $5.2 million, and a decrease in accounts receivable by $2.5 million.
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
Investing activities
Net cash provided by investing activities was $115.8 million for the nine months ended September 30, 2023, related to maturities of marketable securities of $193.9 million, partially offset by purchases of marketable securities of $59.6 million, and purchases of property and equipment of $18.5 million.
Net cash provided by investing activities was $16.7 million for the nine months ended September 30, 2022, related to maturities of marketable securities of $255.0 million, partially offset by purchases of marketable securities of $225.6 million, and $12.7 million from purchases of property and equipment.
Financing activities
Net cash provided by financing activities was $14.4 million for the nine months ended September 30, 2023, related to $15.1 million of proceeds from the at-the-market offering, net of offering expenses of $0.4 million, and proceeds from purchases of common stock under the employee stock purchase plan of $0.7 million, partially offset by taxes paid related to net share settlement of equity awards of $1.4 million.
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
Operating Capital and Capital Expenditure Requirements
We anticipate continuing to incur operating losses for at least the next several years and need to raise substantial additional capital. The effects of the current macroeconomic environment, including the effects of war in Ukraine and conflicts in the Middle East, financial and liquidity challenges associated with current and potential future bank failures, inflation, climate change, rising interest rates and other economic uncertainty and volatility, has resulted and may continue to result in significant disruption of global financial markets, which could impair our ability to access capital on terms that are acceptable or at all, and in turn could negatively affect our liquidity and our ability to continue to operate as a going concern. Future capital requirements beyond the third quarter of 2024, the period until which we expect our existing cash and cash equivalents, in combination with the cost savings expected from the restructuring, workforce reduction and other potential cost reductions, will be sufficient to fund our planned operations, will be substantial, and we need to raise substantial additional capital to continue to operate as a going concern and to fund the development, manufacturing and potential commercialization of our product candidates. In this regard, we are actively seeking substantial additional capital, including through public or private equity or debt financings, royalty financings or other sources, such as strategic collaborations. However, additional capital may not be available to us, on terms that are acceptable or at all. If adequate funds are not available to us on a timely basis, or at all, we will be required to take additional actions to address our liquidity needs, including additional cost reduction measures such as further reducing operating expenses and delaying, reducing the scope of, discontinuing or altering our research and development activities, which would have a material adverse effect on our business and prospects, or we may be required to cease operations entirely, liquidate all or a portion of our assets, and/or or seek protection under applicable bankruptcy laws, and you may lose all or part of your investment.
As we focus our efforts on proprietary human therapeutics, we will need to seek FDA approvals of our product candidates, a process that could cost in excess of hundreds of millions of dollars per product. Our future capital requirements will depend on many forward-looking factors, including the following:
•the results of preclinical testing of our early-stage core neurology program product candidates;
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
Contractual Obligations
Our future minimum contractual obligations as of December 31, 2022 were reported in the 2022 Annual Report. During the nine months ended September 30, 2023, there have been no other material changes outside the ordinary course of our business from the contractual obligations previously disclosed in our 2022 Annual Report.
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
The securities in our investment portfolio are not leveraged and are classified as available-for-sale. The majority of these available-for-sale securities are short-term in nature and subject to minimal interest rate risk. Our investments currently consist of U.S. government-sponsored entity debt securities, commercial paper securities, corporate debt securities, asset-backed securities and certificates of deposit. Our investment policy, approved by our Board of Directors, limits the amount we may invest in any one type of investment issuer, thereby reducing credit risk concentrations. All investments are carried at market value, which approximates cost. We do not use derivative financial instruments in our investment portfolio. Our market risks at September 30, 2023 have not changed materially from those discussed in Item 7A of our 2022 Annual Report.
Foreign Currency Exchange Risk
We have operations in the United States as well as in Europe. The functional currency of each foreign subsidiary is the local currency. We are exposed to foreign currency risk, primarily through operations of our subsidiaries in Europe which conduct business primarily in Euros. We record gains and losses within our stockholders’ equity due to the translation of our subsidiaries’ financial statements into U.S. dollars. Our foreign currency exchange risk at September 30, 2023 has not changed materially from that discussed in Item 7A of our 2022 Annual Report.
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
Under the supervision of our principal executive officer and principal financial officer, we evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of September 30, 2023. Based on that evaluation, as of September 30, 2023, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

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
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
We have a history of recurring net losses, including $197.5 million, $192.3 million and $178.3 million for the nine months ended September 30, 2023, and years ended December 31, 2022 and 2021, respectively, and we have otherwise generated operating losses since we began operations in 1995. The extent of our future losses and the timing of profitability are uncertain, and we expect to incur losses for the foreseeable future. We have been engaged in developing our ZF technology since inception, which has and will continue to require significant research and development expenditures. To date, we have generated our funding from issuance of equity securities, revenues derived from collaboration agreements, other strategic partnerships in non-therapeutic applications of our technology, federal government research grants and grants awarded by research foundations. We expect to continue to incur additional operating losses for the next several years as we continue to develop our preclinical core neurology. If the time required to generate significant product revenues and achieve profitability is longer than we currently anticipate or if we are unable to generate liquidity through equity financing or other sources of funding, we may be forced to further curtail or suspend, or entirely cease, our operations.
There is substantial doubt about our ability to continue to operate as a going concern. We need substantial additional funding to execute our operating plan and to continue to operate as a going concern. If adequate funds are not available to us on a timely basis, or at all, we will be required to take additional actions to address our liquidity needs, including additional cost reduction measures such as further reducing operating expenses and delaying, reducing the scope of, discontinuing or altering our research and development activities, which would have a material adverse effect on our business and prospects, or we may be required to cease operations entirely, liquidate all or a portion of our assets, and/or or seek protection under applicable bankruptcy laws, and you may lose all or part of your investment. Future sales and issuances of equity securities would also result in substantial dilution to our stockholders.
We have incurred significant operating losses and negative operating cash flows since inception and have not achieved profitability. We estimate that our available cash, cash equivalents and marketable securities as of September 30, 2023, in combination with the cost savings expected from the restructuring, workforce reduction and other potential cost reductions, will be sufficient to fund our planned operations only into the third quarter of 2024. Our financial position raises substantial doubt about our ability to continue to operate as a going concern. Our ability to continue to operate as a going concern is dependent upon our ability to raise substantial additional capital to fund our operations and support our research and development endeavors. In this regard, we are actively seeking substantial additional capital, including through public or private equity or debt financing, royalty financing or other sources, such as strategic collaborations and other direct investments in our programs. However, additional capital may not be available to us on a timely basis, on terms that are acceptable or at all. In particular, the perception of our ability to continue to operate as a going concern may make it more difficult to obtain financing for the continuation of our operations, particularly in light of currently challenging macroeconomic and market conditions. Further, we may be unable to attract new investments as a result of the speculative nature of our newly reprioritized core neurology preclinical programs. If adequate funds are not available to us on a timely basis, or at all, we will be required to take additional actions to address our liquidity needs, including additional cost reduction measures such as further reducing operating expenses and delaying, reducing the scope of, discontinuing or altering our research and development activities, which would have a material adverse effect on our business and prospects, or we may be required to cease operations entirely, liquidate all or a portion of our assets, and/or or seek protection under applicable bankruptcy laws, and you may lose all or part of your investment.
In this regard, in April 2023, we announced a restructuring of operations and a reduction in force, or the April Restructuring, and a significant reduction in our internal manufacturing and allogeneic research footprints in California, and in November 2023, we announced a further restructuring of operations and reduction in force, or the November Restructuring, including a strategic transformation to focus resources on our proprietary neurology-focused epigenetic regulation programs and AAV capsid delivery technology and move all U.S. operations, including our headquarters, to our Richmond, California facility. While we expect both the April and November Restructurings to be complete by the third quarter of 2024 and the second quarter of 2024, respectively, we may also incur other charges or cash expenditures not currently contemplated due to events that may occur as a result of, or associated with, each of the restructurings. In addition, we may not achieve the expected benefits of these cost reduction measures and other cost reduction plans on the anticipated timeline, or at all, or we may use our available capital more quickly than we expect, which could otherwise accelerate our liquidity needs and could force us to further curtail or suspend, or entirely cease, our operations. Moreover, we rely in part on our collaboration partners to provide funding for and otherwise advance our preclinical and clinical programs. However, in June 2022, our collaboration agreement with Sanofi terminated, and in June 2023 our collaboration agreements with Biogen and Novartis terminated. While we may identify new collaboration partners who can progress some of the programs that were the subject of these collaborations as well as our Fabry disease gene therapy program and our CAR-Treg cell therapy programs, we have not yet been, and may never be, successful in doing so in a timely manner, on acceptable terms or at all, and we may otherwise fail to raise sufficient additional capital in order to progress these programs ourselves, in which case, we will not receive any return on our investments in these programs. In any event, we need substantial additional funding in order to progress the programs that were the subject of these collaborations as well as our Fabry disease and CAR-Treg programs, and to otherwise execute on our current operating plan.
If we raise additional capital through public or private equity offerings, including sales pursuant to our at-the-market offering program with Jefferies LLC, the ownership interest of our existing stockholders will be diluted, and such dilution may be substantial given our current stock price decline, and the terms of any new equity securities may have a preference over, and include rights superior to, our common stock. If we raise additional capital through royalty financings or other collaborations, strategic alliances or licensing arrangements with third parties, we may need to relinquish certain valuable rights to our product candidates, technologies, future revenue streams or research programs or grant licenses on terms that may not be favorable. If we raise additional capital through debt financing, we may be subject to specified financial covenants or covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or pursuing certain transactions, any of which could restrict our ability to commercialize our product candidates or operate as a business.
In addition, as we focus our efforts on proprietary human therapeutics, we will need to seek regulatory approvals of our product candidates from the FDA or other comparable foreign regulatory authorities, a process that could cost in excess of hundreds of millions of dollars per product. We may experience difficulties in accessing the capital markets due to external factors beyond our control, such as volatility in the equity markets for emerging biotechnology companies and general economic and market conditions both in the United States and abroad. In particular, our ability to raise the substantial additional capital we need in order to fund our business may be adversely impacted by global economic conditions and disruptions to and volatility in the credit and financial markets in the United States and worldwide, such as has been experienced recently due in part to, among other things, the impacts of the COVID-19 pandemic, the ongoing conflict between Russia and Ukraine and conflicts in the Middle East, and disruptions in access to bank deposits and lending commitments due to bank failure. We cannot be certain that we will be able to obtain financing on terms acceptable to us, or at all. Our failure to obtain adequate and timely funding will adversely affect our ability to continue to operate as a going concern and our ability to develop our technology and products candidates.
Unfavorable global economic conditions could have a negative impact on our operations, which could materially and adversely affect our ability to continue to operate as a going concern and otherwise have a material adverse effect on our business, financial condition, results of operations, prospects and market price of our common stock.
Financial instability and a general decline in economic conditions in the United States and other countries caused by political instability and conflict, including the ongoing conflict between Russia and Ukraine and conflicts in the Middle East, and economic or financial challenges caused by current and potential future bank failures or by general health crises such as the COVID-19 pandemic, have led to market disruptions, including significant volatility in commodity prices, credit and capital markets instability, including disruptions in access to bank deposits and lending commitments, supply chain interruptions, rising interest rates and global inflationary pressures. These macroeconomic factors could materially and adversely affect our ability to continue to operate as a going concern and other could otherwise have a material adverse effect on our business, operations, operating results and financial condition as well as the price of our common stock. For example, the recent closures of Silicon Valley Bank, or SVB, Signature Bank and First Republic Bank have resulted in broader financial institution liquidity risk and concerns. Although we were able to access all of the funds we had in deposit with SVB, future adverse developments with respect to specific financial institutions or the broader financial services industry may lead to market-wide liquidity shortages. The failure of any bank in which we deposit our funds could reduce the amount of cash we have available for our operations or delay our ability to access such funds. Any such failure may increase the possibility of a sustained deterioration of financial market liquidity, or illiquidity at clearing, cash management and/or custodial financial institutions. In the event we have a commercial relationship with a bank that has failed or is otherwise distressed, we may experience delays or other issues in meeting our financial obligations. If other banks and financial institutions fail or become insolvent in the future in response to financial conditions affecting the banking system and financial markets, our ability to access our cash and cash equivalents and investments may be threatened and our ability to raise additional capital when needed could be substantially impaired, which could have a material adverse effect on our business, operations, operating results and financial condition as well as the price of our common stock. In particular, failure to secure any necessary financing in a timely manner and on favorable terms could require us to delay or abandon clinical development plans or we may be forced to further curtail or suspend, or entirely cease, our operations. In addition, any or all of these factors could disrupt our and our collaborators’ supply chains and adversely affect our and our collaborators’ ability to conduct ongoing and future clinical trials of our product candidates.
We are a biotechnology company with a reprioritized preclinical focus and with no approved products or product revenues. Our success depends substantially on clinical trial results demonstrating safety, efficacy and durability of our product candidates to the satisfaction of regulatory authorities. Obtaining positive clinical trial results and regulatory approvals is expensive, lengthy, challenging and unpredictable and may never occur for any product candidates.
We are a biotechnology company with a reprioritized preclinical focus and with no approved products or product revenues. While we and Pfizer have ongoing clinical trials evaluating product candidates that use our platform technologies in hemophilia A, Fabry disease and CAR-Treg cell therapy, we have decided to defer new investments in our Fabry disease gene therapy program and our CAR-Treg cell therapy programs until we are able to successfully secure a collaboration partner or external investment. Going forward, we expect to focus substantially all of our efforts on our core preclinical neurology programs and should we be successful in raising additional funds necessary to execute our operating plan and to continue to operate as a going concern, we anticipate initiating clinical trials in the future on our preclinical product candidates. We are and will be substantially dependent on the results of these clinical trials, and there is no guarantee that final results of clinical trials conducted on our product candidates now or in the future will demonstrate the safety and efficacy of any of our product candidates. In addition, none of our product candidates has obtained regulatory approval. Obtaining positive clinical trial results and regulatory approvals is expensive, lengthy, challenging and unpredictable and may never occur for any of our product candidates. If we fail to obtain positive clinical trial results and regulatory approvals for our product candidates, our anticipated revenues from our product candidates and our prospects for profitability would be adversely affected, which would likely cause the market price of our common stock to significantly decline.
We are early in our research and development efforts for our core preclinical neurology programs that are the current focus of our research and development efforts, all of which are still in preclinical development. We may encounter difficulties in advancing product candidates from research programs to preclinical and clinical development.
We are early in our research and development efforts for our core preclinical neurology programs that are the current focus of our research and development efforts, all of which are still in preclinical development. We have not yet demonstrated our ability to successfully commence any clinical trials of any product candidates from our core preclinical neurology programs. We intend to advance our core neurology program product candidates from research programs through preclinical development and to submit new INDs, applications for clinical trial approval and equivalent filings in other jurisdictions necessary to conduct human clinical trials evaluating our product candidates. The preparation and submission of applications to conduct clinical trials require us to conduct rigorous and time-consuming preclinical testing and studies and prepare documentation relating to, among other things, the toxicity, safety, manufacturing, chemistry and clinical protocols of our product candidates. We may experience unforeseen difficulties that could delay or otherwise prevent us from executing this strategy successfully. For example, we may encounter problems in the manufacturing of a product candidate and may fail to demonstrate consistency in the formulation of a product candidate. Our preclinical tests may produce negative or inconclusive results, which may lead us to decide, or which may lead regulators to require us, to conduct additional preclinical testing. If we cannot obtain positive results in preclinical testing, we may decide to abandon a product candidate altogether. In addition, our ability to complete and submit such applications to conduct clinical trials may depend on the support of collaborators and the timely performance of their obligations under relevant collaboration agreements. If our collaborators are not able to perform such obligations or if they choose to slow down or delay the development of a product candidate, we may not be able to submit the clinical trial applications on a timely basis or at all. Furthermore, the submission of applications to conduct clinical trials involves significant cost and labor, and we may not have sufficient resources and personnel to complete the filing of all intended applications, which may force us to scale back the number of applications or forego potential applications that we believe are promising. Any delay, suspension or reduction of our efforts to pursue our preclinical and clinical development strategy could have an adverse effect on our business and cause the market price of our common stock to decline.
We may use our financial and human resources to pursue a particular research program or product candidate and fail to capitalize on other programs or product candidates that may be more profitable or for which there is a greater likelihood of success.
We have limited resources and may forego or delay pursuit of certain research programs or product candidates that later prove to have greater commercial potential. Our resource allocation decisions may cause us to fail to capitalize on viable commercial products or profitable market opportunities or pursue collaborations rather than retain sole responsibility for development. Our current and future research and development programs for core neurology program product candidates may not yield any commercially viable products. The evaluation of the commercial potential or target market for a particular product candidate is forward-looking and based upon assumptions involving, for example and not limited to, market evolution, advances in disease standard of care, competition and reimbursement. This reliance on assumptions means that, if our assumptions prove to be inaccurate or incomplete, we may pursue opportunities that end up having a number of competitors that are more advanced than our product candidates, or we may relinquish valuable rights to a product candidate through strategic collaboration, licensing or other royalty arrangements in cases where it would have been more advantageous for us to retain sole development and commercialization rights to such product candidate.
We have implemented several strategic decisions to reallocate resources among our various clinical and preclinical development programs, including most recently our announcement in connection with the November Restructuring that we have decided to defer new investments in our Fabry disease gene therapy program and our CAR-Treg cell therapy programs until we are able to successfully secure a collaboration partner or external investment. Although we are actively seeking collaboration partners or a direct external investment, as applicable, to progress our Fabry disease and CAR-Treg programs, there can be no assurance that such efforts will be successful in a timely manner, or at all, in which case, we will not receive any return on our investments in these programs. As part of the November Restructuring and the related strategic reprioritization, we have determined to focus substantially all of our efforts on our core preclinical neurology programs. Investment in preclinical programs is highly speculative, as it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate adequate effect and/or an acceptable safety profile. Previously, as part of the April Restructuring and the related strategic reprioritization, we had intended to increase our focus on preparations for a potential Phase 3 clinical trial of isaralgagene civaparvovec, our gene therapy to treat Fabry disease, the Phase 1/2 STEADFAST study evaluating TX200, our CAR-Treg cell therapy to treat patients receiving an HLA-A2 mismatched kidney from a living donor, but with the November Restructuring and the related strategic reprioritization, substantially all of our efforts are now expected to be focused solely on our core preclinical neurology programs. In 2022, we also made the strategic decision to halt further material investments in our BIVV003 SCD program beyond completion of the Phase 1/2 PRECIZN-1 study. In March 2023, Biogen and Novartis notified us of their respective terminations for convenience of our collaboration agreements with them, and in April 2023, we made the strategic decision to pause further development of the programs that were the subject of these collaborations. While we may potentially identify new collaboration partners who can progress some of the programs that were the subject of these collaborations as well as our Fabry disease and CAR-Treg programs, we may not be successful in doing so in a timely manner, on acceptable terms or at all, and we may otherwise fail to raise sufficient additional capital in order to progress these programs ourselves. As a result of these strategic decisions, we could miss valuable opportunities to capitalize on the potential of our discontinued and halted programs. We may also allocate internal resources to a product candidate in a therapeutic area in which it would have been more advantageous to enter into a collaboration or that does not prove to have viable commercial opportunities. Any failure to use our financial and human resources efficiently could harm our business and operations.
Our collaborators control certain aspects of our product development efforts, including certain of our clinical trials, which could result in unanticipated delays and other obstacles in the commercialization of our product candidates.
We depend on collaborators to design and conduct clinical trials for the product candidates that are the subject of the related collaboration agreement. As a result, these clinical trials may not be conducted in the manner or on the timeline we desire, which may negatively impact our product development efforts. For example, Pfizer is the trial sponsor of the Phase 3 AFFINE trial of giroctocogene fitelparvovec and we depended on the efforts of Pfizer to diligently seek to lift the clinical hold on the Phase 3 AFFINE trial and resume the trial. Although dosing in the AFFINE trial has now resumed, we cannot guarantee that we will not experience future delays in this trial or that the trial will be completed on the anticipated timeframe or at all.
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
Some of our ongoing collaborations leverage our ZF technology platform. These collaborators may elect to adopt alternative technologies in the future, which could decrease the value of our ZF technology platform and impede the development of product candidates using the platform. Additionally, because our collaborators are likely to be working on more than one development project, they could choose to shift their resources to projects other than those they are working on with us. If they do so, this would delay our ability to test and develop our ZF technology platform and would delay or terminate the development of our product candidates using the platform. Further, our collaborators may elect not to develop product candidates arising out of our collaborations or not to devote sufficient resources to the development, manufacturing, marketing or sale of these product candidates. If they terminate the collaborations with us or allow them to expire, such as the terminations for convenience of our collaboration agreements with Biogen and Novartis, and we wish to continue developing the product candidates, we will be required to seek the support of other collaborators or develop the products ourselves. Particularly as a result of the November Restructuring, we do not expect to have sufficient resources and expertise internally to allow us to continue the development of these product candidates and we may not be able to identify a suitable partner or negotiate a favorable collaboration agreement to allow us to continue the development of these product candidates.
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
For example, we have collaborations with Pfizer to develop a product candidate to treat hemophilia A and with Alexion, AstraZeneca Rare Disease to develop product candidates to treat amyotrophic lateral sclerosis and frontotemporal lobar degeneration linked to mutations of the C9ORF72 gene. Any delays to or discontinuances of these collaborations could have a material adverse effect on our business, results of operations, financial condition and prospects.
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
In June 2022, we completed the transition of the rights and obligations of Sanofi, under our prior collaboration agreement back to us. Although we expect to complete the Phase 1/2 PRECIZN-1 study of BIVV003, our product candidate to treat SCD, we cannot guarantee that we will be able to complete this study in a timely manner or at all. Also, we do not expect to make additional investments in our SCD program and, accordingly, do not plan to continue developing BIVV003 beyond completion of this study.
If we are unable to secure additional collaborations or if our collaborators are unable or unwilling to diligently advance the development, regulatory approval and commercialization of our product candidates, our growth may slow and adversely affect our ability to generate funding for development of our technologies and product candidates as well as our ability to continue to operate as a going concern, and we may be required to cease operations. For example, although we have decided to defer new investments in our Fabry disease gene therapy program and our CAR-Treg cell therapy programs until we are able to successfully secure a collaboration partner or external investment, there can be no assurance that such efforts will be successful in a timely manner, or at all, in which case, we will not receive any return on our investments in these programs and our ability to continue to operate as a going concern may be materially and adversely affected. In addition, our ongoing collaborators may sublicense or abandon development programs with little advance notice, or we may have disagreements or disputes with our collaborators, which would cause associated product development to slow or cease. In addition, the business or operations of our collaborators may change significantly through restructurings, acquisitions, other strategic transactions that may negatively impact their ability to advance our programs.
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
We are substantially reliant on third parties for the manufacture of our product candidates for clinical development. If one of our third-party manufacturers fails to perform adequately or fulfill our needs, we may be required to incur significant costs and devote significant efforts to find new suppliers or manufacturers.
In connection with the November Restructuring and the anticipated closure of our Brisbane, California facility in early 2024, we expect to rely solely on contract manufacturing organizations, or CMOs, to manufacture clinical supply. We intend to continue to rely on third parties for the manufacture of product candidates for later stage clinical trials, and for commercial-scale manufacturing for any approved product. The manufacture of biopharmaceutical products in compliance with the FDA’s cGMP, or comparable foreign GMP regulations, requires significant expertise and capital investment, including the development of advanced manufacturing techniques and process controls. Manufacturers of biopharmaceutical products often encounter difficulties in production, including difficulties with production costs and yields, quality control, including stability of the product candidate and quality assurance testing, shortages of qualified personnel, as well as compliance with strictly enforced cGMP requirements, other federal and state regulatory requirements and foreign regulations. If our manufacturers were to encounter any of these difficulties or otherwise fail to comply with their obligations to us or under applicable regulations, our ability to conduct later-stage clinical trials could be jeopardized. Any delay or interruption in the supply of clinical trial materials could delay the completion of our clinical trials, increase the costs associated with developing our product candidates and, depending upon the period of delay, require us to commence new clinical trials at significant additional expense or terminate the clinical trials completely.
We and our CMOs must comply with cGMP requirements enforced by the FDA through its facilities inspection program and comparable foreign regulatory authorities. These requirements include, among other things, quality control, quality assurance and the maintenance of records and documentation. We and our CMOs may be unable to comply with these cGMP requirements and with other FDA, state and comparable foreign regulatory requirements. The FDA or similar foreign regulatory agencies may also implement new standards at any time or change their interpretation and enforcement of existing standards for manufacture, packaging or testing of products. We have limited control over our manufacturers’ compliance with these regulations and standards. Failure to comply with these requirements may result in fines and civil penalties, suspension of production, suspension, variation or delay in product approval, product seizure or recall or withdrawal of product approval. If the safety of any product supplied is compromised due to our manufacturers’ failure to adhere to applicable laws or for other reasons, we may not be able to obtain regulatory approval for or successfully commercialize our products and we may be held liable for any injuries sustained as a result. Any of these factors could cause a delay of clinical trials, regulatory submissions, approvals or commercialization of our product candidates, entail higher costs or impair our reputation.
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
The number of third-party CMOs with the necessary manufacturing and regulatory expertise and facilities is limited, and it could be expensive and take a significant amount of time to arrange for alternative CMOs, which could have an adverse effect on our business. New manufacturers of any product candidate would be required to qualify under applicable regulatory requirements and would need to have sufficient rights under applicable intellectual property laws to the method of manufacturing the product candidate. Obtaining the necessary approvals or other qualifications under applicable regulatory requirements and ensuring non-infringement of third-party intellectual property rights could result in a significant interruption of supply and could require the new manufacturer to bear significant additional costs which may be passed on to us.

We have limited experience manufacturing biopharmaceutical products, and there can be no assurance that we will be able to maintain compliant manufacturing facilities and manufacture our product candidates as intended.
In connection with the November Restructuring and the anticipated closure of our Brisbane, California facility in early 2024, we expect to rely solely on contract manufacturing organizations, or CMOs, to manufacture clinical supply. However, we continue to operate a cell therapy manufacturing facility in Valbonne, France to manufacture supplies for our cell therapy product candidates. Operationalizing the Valbonne facility requires us to transition manufacturing processes and know-how of our product candidates from our CMOs to our own facilities. Transferring manufacturing processes and know-how is complex and involves review and incorporation of both documented and undocumented processes that may have evolved over time. In addition, transferring production to different facilities may require utilization of new or different processes to meet the specific requirements of a given facility. Additional studies may also need to be conducted to support the transfer of certain manufacturing processes and process improvements. We cannot be certain that all relevant know-how and data has been adequately incorporated into the manufacturing process until the completion of studies and evaluations intended to demonstrate the comparability of material previously produced by CMOs with that generated by our facilities. Although some of our employees have experience in the manufacturing of biopharmaceutical products from prior employment at other companies, we, as a company, have no prior experience in biopharmaceutical product manufacturing, and continuing to operate the Valbonne facility will require us to comply with complex regulations and to continue to hire and retain experienced scientific, quality control, quality assurance and manufacturing personnel. In addition, government approvals are required for us to operate manufacturing facilities and are time-consuming to obtain and maintain. As a manufacturer of biopharmaceutical products, we also will be required to demonstrate and maintain cGMP compliance. These requirements include, among other things, quality control, quality assurance and the maintenance of records and documentation. Furthermore, establishing manufacturing operations will require a reallocation of other resources, particularly the time and attention of our senior management. Even if we are able to establish our own manufacturing capabilities, we could encounter challenges in operating the manufacturing facilities in compliance with cGMP, regulatory or other applicable requirements, resulting in potential negative consequences, including regulatory actions, which could undermine our ability to use these facilities for our own manufacturing needs. Any failure or delay in the development of our manufacturing capabilities could adversely impact the development of our product candidates.
Special regulatory designations, such as RMAT, orphan drug designations or fast track designation, may not be available for our product candidates or may not lead to a faster development or regulatory review or approval process.
We have received RMAT designation for our product candidates to treat severe hemophilia A and Fabry disease. Additionally, some of our product candidates, including our product candidate to treat Fabry disease, have also been granted Orphan Drug Designation by the FDA, and some have also been designated Orphan Medicinal Products by the EMA. Regulatory authorities in some jurisdictions, including the United States and the EU, may designate drugs for relatively small patient populations as orphan drugs. In addition, our product candidate to treat Fabry disease was granted FDA Fast Track Designation in May 2023. For additional information regarding these special regulatory designations, see “Business-Government Regulation” in our 2022 Annual Report.
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
Our recent restructurings may not result in anticipated savings or operational efficiencies, could result in total costs and expenses that are greater than expected and could disrupt our business.
In April 2023 and November 2023, we announced restructurings designed to reduce costs and increase focus on our key strategic priorities. We may incur additional expenses not currently contemplated due to events associated with the reduction in force, and our restructuring activities may subject us to reputational risks and litigation risks and expenses. We may not fully realize the anticipated benefits and savings from this restructuring due to unforeseen difficulties, disruptions, delays or unexpected costs, which could adversely affect our financial condition. In addition, we may need to undertake additional workforce reductions or restructuring activities in the future.
Furthermore, our restructurings may be disruptive to our operations. For example, in connection with the November Restructuring, we expect to close our Brisbane, California facility in early 2024 and move all U.S. operations, including our headquarters, to our Richmond, California facility. We may experience delays or other difficulties in effectuating the transition of certain research and other operations, which could result in significant disruptions to our business and delays in our development efforts and clinical trial timelines. In addition, our workforce reductions could yield unanticipated consequences, such as attrition beyond planned staff reductions, increased difficulties in our day-to-day operations, loss of institutional knowledge and expertise and increased risk to our internal controls and disclosure controls. Our workforce reductions could also harm our ability to attract and retain qualified personnel who are critical to our operations.
We currently do not meet, and may not regain compliance with, the listing standards of the Nasdaq Stock Market LLC, or Nasdaq, and as a result our common stock may be delisted. Delisting could adversely affect the liquidity of our common stock and the market price of our common stock could decrease, and our ability to obtain sufficient additional capital to fund our operations and to continue to operate as a going concern would be substantially impaired.
Our common stock is currently listed on the Nasdaq Global Select Market, which has minimum requirements that a company must meet in order to remain listed. These requirements include maintaining a minimum closing bid price of $1.00 per share, which closing bid price cannot fall below $1.00 per share for a period of more than 30 consecutive trading days, or the Bid Price Requirement. On October 27, 2023, we received a deficiency notice, or the Notice, from the Listing Qualifications Staff, or the Staff of Nasdaq notifying us that, for the last 30 consecutive business days, the bid price of our common stock had closed below $1.00 per share, thereby failing to satisfy the Bid Price Requirement set forth in the continued listing requirements of Nasdaq Listing Rule 5450(a)(1). The Notice has no immediate effect on the listing of our common stock on the Nasdaq Global Select Market. In accordance with Nasdaq Listing Rule 5810(c)(3)(A), we have 180 calendar days, or until April 24, 2024, to regain compliance with the Bid Price Requirement by having shares of our common stock maintain a minimum closing bid price of at least $1.00 per share for a minimum of 10 consecutive trading days. In the event we do not regain compliance with the Bid Price Requirement prior to the expiration of the compliance period, unless Nasdaq exercises its discretion to extend this period, our common stock may be subject to a delisting action by Nasdaq.
A reverse stock split may allow us to meet the Bid Price Requirement, but we cannot assure you that a reverse stock split will be approved by our stockholders or that any reverse stock split, if implemented, will be sufficient to enable us to maintain our Nasdaq listing. Additionally, if a reverse stock split is implemented, there can be no assurance that the market price per new share of our common stock following the reverse stock split will remain unchanged or will increase in proportion to the reduction in the number of old shares of our common stock outstanding before the reverse stock split. The liquidity of the shares of our common stock may be affected adversely by any reverse stock split given the reduced number of shares of our common stock that will be outstanding following such reverse stock split. Furthermore, following any reverse stock split, the resulting market price of our common stock may not attract new investors and may not satisfy the investing requirements of those investors.
In the event that our common stock is delisted from Nasdaq as a result of our failure to regain compliance with the Bid Price Requirement, as a result of Nasdaq not granting us an extension or the panel not granting us a favorable decision or due to our failure to continue to comply with any other requirement for continued listing on Nasdaq, trading of our common stock could be conducted in the over-the-counter market or on an electronic bulletin board established for unlisted securities such as the Pink Sheets or the OTC Bulletin Board, but there can be no assurance that our common stock will be eligible for trading on such alternative exchange or market.
Additionally, if our common stock is delisted from Nasdaq, the liquidity of our common stock would be adversely affected, the market price of our common stock could decrease, our ability to obtain sufficient additional capital to fund our operations and to continue to operate as a going concern would be substantially impaired and transactions in our common stock could lose federal preemption of state securities laws. Furthermore, there could also be a further reduction in our coverage by securities analysts and the news media and broker-dealers may be deterred from making a market in or otherwise seeking or generating interest in our common stock, which could cause the price of our common stock to decline further. Moreover, delisting may also negatively affect our collaborators’, vendors’, suppliers’ and employees’ confidence in us and employee morale.
We have experienced and may continue to experience difficulties in hiring, integrating and retaining qualified skilled employees.
The stability and potential growth of our organization is critical to our ability to successfully achieve our strategic objectives. We may not be able to hire, integrate and retain a sufficient number of qualified employees with the appropriate levels of experience and skills to accomplish our growth objectives.
There currently is a shortage of skilled individuals with substantial experience discovering, developing and manufacturing genomic medicines, which is likely to continue. As a result, competition for these individuals is intense and the turnover rate can be high. We have experienced, and may continue to experience, difficulty hiring, integrating and retaining employees with these skills on acceptable terms given the uncertainty regarding our ability to obtain sufficient additional funding and to continue to operate as a going concern as well as the competition among numerous biopharmaceutical companies and academic institutions for individuals with these skills. In this regard, as a result of our April and November Restructurings, 272 roles at our company were eliminated. Accordingly, we have been and are operating with a shortage of resources and may not be able to effectively conduct our operations with our substantially reduced number of employees. In addition, our history of implementing significant workforce reductions, along with the potential for future workforce reductions, may negatively affect our ability to retain or attract talented employees. Moreover, any negative or unexpected results in our preclinical or clinical trials or applications for marketing approval would make it more challenging to hire and retain qualified skilled employees. If we do not obtain sufficient additional funding in the near term so that we can continue to operate as a going concern and to potentially achieve our growth objectives, the progress of our research, development, manufacturing and regulatory efforts will slow down or halt altogether, which would materially and adversely affect our business, financial condition, results of operations and prospects, and we may be required to cease operations.
We are dependent on certain key members of our executive team and certain of our scientific, clinical development and manufacturing personnel, the loss of whose services may impede the progress of our research, development and regulatory efforts. For example, in 2022, our former Senior Vice President, Head of Development, resigned from Sangamo, and in connection with our April and November Restructurings, the employment of each of our former Executive Vice President, Technical Operations, Executive Vice President, Chief Operating Officer, and Senior Vice President, Chief Scientific Officer, was terminated. We could experience resignations of other executives and employees in the future given the uncertainty regarding our ability to obtain sufficient additional funding and to continue to operate as a going concern as well as the intensity of the competition for talent in the biotechnology industry, particularly in the San Francisco Bay Area. Additional resignations or workforce reductions could result in more significant disruptions and threats to our stability and potential growth. While we have entered into employment agreements with each of our executive officers, any of them could leave our employment at any time, as all of our employees are “at will” employees. We do not have “key person” insurance on any of our employees.
We have fully impaired our goodwill and indefinite-lived intangible assets, have recorded significant impairment of our long-lived assets, and may be required to record in the future significant additional charges if our long-lived assets become further impaired.
We test goodwill, indefinite-lived intangible assets and long-lived assets for impairment annually or more frequently if changes in circumstances or the occurrence of events suggest impairment exists. Any significant change in market conditions, including a sustained decline in our stock price, that indicate a reduction in carrying value may give rise to impairment in the period that the change becomes known. For example, during the three and nine months ended September 30, 2023, we recognized impairment charges of $44.8 million and $154.7 million, respectively. We have now fully impaired our goodwill and indefinite-lived intangible assets and have significantly impaired our long-lived assets. For additional information regarding these impairment charges, see “Note 6 – Impairment of Goodwill, Indefinite-lived Intangible Assets and Other Long-lived Assets” in Part I, Item 1 of this Quarterly Report on Form 10‑Q.
It is possible that changes in circumstances, many of which are outside of our control, or in the numerous variables associated with the assumptions and estimates used in assessing the appropriate valuation of our long-lived assets, could in the future result in significant additional impairment charges to our long-lived assets, which could adversely affect our results of operations.
ITEM  2.    UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS, AND ISSUER PURCHASES OF EQUITY SECURITIES
None.
ITEM  3.    DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM  4.    MINE SAFETY DISCLOSURES
Not applicable.
ITEM  5.    OTHER INFORMATION
November Restructuring
On October 11, 2023, our board of directors approved a restructuring of operations and a corresponding reduction in workforce, or the November Restructuring, designed to reduce costs and advance our strategic transformation into a neurology-focused genomic medicine company. We notified employees affected by the November Restructuring on November 1, 2023. We expect the November Restructuring to result in the elimination of approximately 162 roles in the United States, or approximately 40% of our United States workforce. We estimate that we will incur approximately $8 million to $10 million in cash-based expenses related to employee severance and notice period payments, benefits and related restructuring costs. We expect that the majority of the restructuring charges will be incurred in the fourth quarter of 2023 and that the execution of the November Restructuring will be substantially complete by the second quarter of 2024. We may also incur other charges or cash expenditures not currently contemplated due to events that may occur as a result of, or associated with, the November Restructuring.
Departure of Certain Officers
In connection with the November Restructuring, the employment of each of D. Mark McClung, Executive Vice President, Chief Operating Officer, and Jason Fontenot, Ph.D., Senior Vice President, Chief Scientific Officer, will terminate, effective as of January 2, 2024. In connection with the termination of their employment, pursuant to the Amended Severance Plan (as defined below), Mr. McClung and Dr. Fontenot are entitled to certain severance benefits in exchange for the execution of a general settlement and release agreement.
Approval of Amended and Restated Executive Severance Plan
On October 28, 2023, the compensation committee of our board of directors approved an amendment and restatement of our Amended and Restated Executive Severance Plan, or as so amended and restated, the Amended Severance Plan.
The purpose of such amendment and restatement is to provide for the payment of certain severance benefits in the form of a lump sum (instead of in installments or monthly reimbursements) following termination. Specifically, if an Eligible Employee (as defined in the Amended Severance Plan and which includes all of our executive officers) becomes entitled to severance benefits under the Amended Severance Plan, (i) cash severance payments will be made in the form of a lump sum within 60 days following the Eligible Employee’s termination (instead of in the form of installments over the applicable severance period, which may range from 9 to 18 months following such termination depending on the Eligible Employee’s position) and (ii) cash payments intended to replace COBRA premium reimbursements may be made in the form of a lump sum within 60 days following the Eligible Employee’s termination (instead of in the form of monthly reimbursements over the applicable severance period), in our discretion, in each case to the extent that such payments (a) are exempt from Section 409A of the Internal Revenue Code of 1986, as amended, or the Code, as determined by us in our discretion at the time of the Eligible Employee’s termination, or (ii) may otherwise be made in a lump sum upon such termination without causing adverse tax consequences under Section 409A of the Code.
The changes regarding the timing and form of payment of certain severance benefits under the Amended Severance Plan, as described above, were the only material changes made under the Amended Severance Plan. No other material changes (including changes regarding eligibility for, or the amount or type of, severance benefits) were made under the Amended Severance Plan.
The foregoing description of the changes made under the Amended Severance Plan does not purport to be complete and is subject to, and qualified in its entirety by reference to, the full text of the Amended Severance Plan is filed as an exhibit to this Quarterly Report on Form 10-Q.
Nasdaq Deficiency Notice
On October 27, 2023, we received a deficiency notice, or the Notice, from the Listing Qualifications Staff, or the Staff, of The Nasdaq Stock Market LLC, or Nasdaq, notifying us that, for the last 30 consecutive business days, the bid price of our common stock had closed below $1.00 per share, the minimum closing bid price required by the continued listing requirements of Nasdaq Listing Rule 5450(a)(1). The Notice has no immediate effect on the listing of our common stock on the Nasdaq Global Select Market. In accordance with Nasdaq Listing Rule 5810(c)(3)(A), we have 180 calendar days, or until April 24, 2024, or the Compliance Date, to regain compliance with the minimum bid price requirement by having shares of our common stock maintain a minimum closing bid price of at least $1.00 per share for a minimum of 10 consecutive trading days before the Compliance Date. If our common stock does not achieve compliance by the Compliance Date, we may be eligible for an additional 180-day period to regain compliance. To qualify, we would be required to transfer our listing to the Nasdaq Capital Market and meet the continued listing requirement for market value of publicly held shares and all other applicable initial listing standards for the Nasdaq Capital Market, with the exception of the bid price requirement, and must provide written notice to Nasdaq of our intention to cure the deficiency during the second compliance period, by effecting a reverse stock split, if necessary. However, if it appears to the Staff that we will not be able to cure the deficiency, or if we are otherwise not eligible for the additional compliance period, and we do not regain compliance by the Compliance Date, the Staff will provide written notification to us that our common stock is subject to delisting. At that time, we may appeal the delisting determination to a hearings panel pursuant to the procedures set forth in the applicable Nasdaq listing rules. However, there can be no assurance that, if we receive a delisting notice and appeals the delisting determination by Nasdaq to the panel, such appeal would be successful.
We intend to actively monitor the closing bid price of our common stock between now and the Compliance Date and, as appropriate, will evaluate available options to resolve the deficiency and regain compliance with the minimum bid price requirement.

ITEM  6.    EXHIBITS

Exhibit number		Description of Document
3.1		Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.3 to the Company’s Current Report on Form 8-K filed June 2, 2023).

3.2		Fifth Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed December 19, 2022).

10.1#+		Amended and Restated Severance Plan of Sangamo Therapeutics, Inc.

31.1+		Rule 13a — 14(a) Certification of Principal Executive Officer.

31.2+		Rule 13a — 14(a) Certification of Principal Financial Officer.

32.1+	*	Certifications Pursuant to 18 U.S.C. Section 1350.

101.INS		XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH		Inline XBRL Taxonomy Extension Schema Document

101.CAL		Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF		Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB		Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE		Inline XBRL Taxonomy Extension Presentation Linkbase Document

104		The cover page from Sangamo’s Quarterly Report on Form 10-Q for the three months ended September 30, 2023 is formatted in Inline XBRL and it is contained in Exhibit 101
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
Dated: November 1, 2023

SANGAMO THERAPEUTICS, INC.

/s/ ALEXANDER D. MACRAE
Alexander D. Macrae
President and Chief Executive Officer
(Principal Executive Officer)

/s/ PRATHYUSHA DURAIBABU
Prathyusha Duraibabu
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)