Form 10-Q
period 2024-03-31
SANGAMO THERAPEUTICS, INC
filed 2024-05-09
CIK 1001233

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________
FORM 10-Q
________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
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

501 Canal Blvd., Richmond, California, 94804
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐     No   ☒
As of May 6, 2024, 207,510,076 shares of the issuer’s common stock, par value $0.01 per share, were outstanding.

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
•our ability to continue to operate as a going concern, including our estimate that our available cash and cash equivalents as of March 31, 2024, in combination with potential future cost reductions, will not be sufficient to fund our planned operations for one year from the issuance date of the Condensed Consolidated Financial Statements included in Part I, Item 1, “Financial Statements and Supplementary Data” of this Quarterly Report on Form 10-Q;
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
•our ability to establish and maintain collaborations and strategic partnerships and realize the expected benefits of such arrangements, including our ability to find potential new collaboration partners for programs that were previously the subject of collaboration agreements as well as for our Fabry disease gene therapy program;
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
Additional discussion of the risks, uncertainties and other factors described above, as well as other risks and uncertainties material to our business, can be found under “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2023 as filed with the Securities and Exchange Commission on March 13, 2024, as supplemented by the risks described under “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q, and we encourage you to refer to that additional discussion. Given these risks, uncertainties and other factors, you should not place undue reliance on these forward-looking statements. Also, these forward-looking statements represent our plans, objectives, estimates, expectations and intentions only as of the date of this filing. You should read this report completely and with the understanding that our actual future results and the timing of events may be materially different from what we expect, and we cannot otherwise guarantee that any forward-looking statement will be realized. We hereby qualify all of our forward-looking statements by these cautionary statements.
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

PART I. FINANCIAL INFORMATION
ITEM  1.    FINANCIAL STATEMENTS
SANGAMO THERAPEUTICS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited; in thousands)

	March 31, 2024	December 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$54,417	$45,204
Restricted cash	916	—
Marketable securities	—	35,798
Accounts receivable	691	923
Prepaid expenses and other current assets	12,612	12,403
Total current assets	68,636	94,328
Property and equipment, net	22,017	26,874
Operating lease right-of-use assets	20,935	25,991
Refundable research income tax credits and other non-current assets	17,373	16,627
Restricted cash	—	1,500
Total assets	$128,961	$165,320
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$15,468	$15,259
Accrued compensation and employee benefits	6,300	8,918
Other accrued liabilities	18,474	23,554
Total current liabilities	40,242	47,731
Long-term portion of lease liabilities	30,817	33,515
Other non-current liabilities	1,205	1,187
Total liabilities	72,264	82,433
Commitments and contingencies
Stockholders’ equity:
Preferred stock	—	—
Common stock	2,037	1,781
Additional paid-in capital	1,515,926	1,492,077
Accumulated deficit	(1,455,465)	(1,406,376)
Accumulated other comprehensive loss	(5,801)	(4,595)
Total stockholders’ equity	56,697	82,887
Total liabilities and stockholders’ equity	$128,961	$165,320
See accompanying Notes to Condensed Consolidated Financial Statements.

SANGAMO THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited; in thousands, except per share amounts)

	Three Months Ended March 31,
	2024	2023
Revenues	$481	$157,957
Operating expenses:
Research and development	35,891	63,216
General and administrative	11,767	18,136
Impairment of long-lived assets	4,349	20,433
Impairment of goodwill	—	38,138
Total operating expenses	52,007	139,923
(Loss) income from operations	(51,526)	18,034
Interest and other income, net	2,535	3,293
(Loss) income before income taxes	(48,991)	21,327
Income tax expense	98	194
Net (loss) income	$(49,089)	$21,133
Net (loss) income per share
Basic	$(0.27)	$0.13
Diluted	$(0.27)	$0.12
Shares used in computing net (loss) income per share
Basic	180,342	168,533
Diluted	180,342	169,181

See accompanying Notes to Condensed Consolidated Financial Statements.

SANGAMO THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(Unaudited; in thousands)

	Three Months Ended March 31,
	2024	2023
Net (loss) income	$(49,089)	$21,133
Foreign currency translation adjustment	(980)	2,045
Net pension gain (loss)	7	(3)
Unrealized (loss) gain on marketable securities, net of tax	(233)	604
Comprehensive (loss) income	$(50,295)	$23,779
See accompanying Notes to Condensed Consolidated Financial Statements.

SANGAMO THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited; in thousands, except share amounts)

	Three Months Ended March 31, 2024
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount
Balances at December 31, 2023	178,133,548	$1,781	$1,492,077	$(1,406,376)	$(4,595)	$82,887
Issuance of common stock, net of offering expenses	24,761,905	248	21,540	—	—	21,788
Issuance of common stock upon exercise of stock options and vesting of restricted stock units, net of tax	790,633	8	(410)	—	—	(402)
Stock-based compensation	—	—	2,719	—	—	2,719
Foreign currency translation adjustment	—	—	—	—	(980)	(980)
Net pension gain	—	—	—	—	7	7
Net unrealized loss on marketable securities, net of tax	—	—	—	—	(233)	(233)
Net loss	—	—	—	(49,089)	—	(49,089)
Balances at March 31, 2024	203,686,086	$2,037	$1,515,926	$(1,455,465)	$(5,801)	$56,697

	Three Months Ended March 31, 2023
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount
Balances at December 31, 2022	166,793,320	$1,668	$1,450,239	$(1,148,545)	$(8,404)	$294,958
Issuance of common stock in at-the-market offering, net of offering expenses	3,962,430	40	9,665	—	—	9,705
Issuance of common stock upon exercise of stock options and vesting of restricted stock units, net of tax	1,015,818	10	(1,119)	—	—	(1,109)
Stock-based compensation	—	—	8,277	—	—	8,277
Foreign currency translation adjustment	—	—	—	—	2,045	2,045
Net pension losses	—	—	—	—	(3)	(3)
Net unrealized gain on marketable securities, net of tax	—	—	—	—	604	604
Net income	—	—	—	21,133	—	21,133
Balances at March 31, 2023	171,771,568	$1,718	$1,467,062	$(1,127,412)	$(5,758)	$335,610

See accompanying Notes to Condensed Consolidated Financial Statements.

SANGAMO THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; in thousands)

	Three Months Ended March 31,
	2024	2023
Operating Activities:
Net (loss) income	$(49,089)	$21,133
Adjustments to reconcile net loss to net cash used in operating activities:
Impairment of long-lived assets	4,349	20,433
Depreciation and amortization	1,406	3,489
Accretion of discount on marketable securities	(273)	(1,048)
Amortization in operating lease right-of-use assets	1,120	2,092
Stock-based compensation	2,719	8,277
Impairment of goodwill	—	38,138
Net changes in operating assets and liabilities:
Interest receivable	354	(229)
Accounts receivable	232	(3,348)
Prepaid expenses and other assets	(783)	6,223
Accounts payable and other accrued liabilities	(4,939)	(1,905)
Accrued compensation and employee benefits	(2,559)	(8,599)
Lease liabilities	(1,218)	(1,212)
Other non-current liabilities	18	22
Deferred revenues	—	(149,766)
Net cash used in operating activities	(48,663)	(66,300)
Investing Activities:
Purchases of marketable securities	—	(36,225)
Maturities of marketable securities	1,110	82,153
Sales of marketable securities	34,730	—
Purchases of property and equipment	—	(10,200)
Net cash provided by investing activities	35,840	35,728
Financing Activities:
Proceeds from issuance of common stock, net of offering expenses	22,524	—
Proceeds from at-the-market offering, net of offering expenses	—	9,111
Taxes paid related to net share settlement of equity awards	(402)	(1,109)
Net cash provided by financing activities	22,122	8,002
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(670)	367
Net increase (decrease) in cash, cash equivalents, and restricted cash	8,629	(22,203)
Cash, cash equivalents, and restricted cash, beginning of period	46,704	101,944
Cash, cash equivalents, and restricted cash, end of period	$55,333	$79,741
Supplemental cash flow disclosures:
Offering expenses in relation to issuance of common stock included in unpaid liabilities	$736	$—
Property and equipment included in unpaid liabilities	$460	$5,184
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
Basis of Presentation
The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in conformity with generally accepted accounting principles in the United States of America (“U.S. GAAP”) for interim financial information and pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of these financial statements for the periods presented have been included. Operating results for the three months ended March 31, 2024 are not necessarily indicative of the results that may be expected for the year ending December 31, 2024. The Condensed Consolidated Balance Sheet data at December 31, 2023 was derived from the audited Consolidated Financial Statements included in Sangamo’s Annual Report on Form 10-K for the year ended December 31, 2023 (the “2023 Annual Report”) as filed with the SEC on March 13, 2024.
The accompanying Condensed Consolidated Financial Statements include the accounts of the Company and its subsidiaries. All intercompany balances and transactions have been eliminated in the Condensed Consolidated Financial Statements.
The accompanying Condensed Consolidated Financial Statements and related financial information should be read together with the audited Consolidated Financial Statements and footnotes for the year ended December 31, 2023, included in the 2023 Annual Report.
Liquidity, Going Concern, and Capital Resources
Sangamo is currently working on a number of long-term development projects that involve experimental technologies. The projects will require several years and substantial expenditures to complete and ultimately may be unsuccessful. In recent years, the Company’s operations have been funded primarily through collaborations and strategic partnerships, research grants and from the issuance of equity securities. As of March 31, 2024, the Company had capital resources of $54.4 million consisting of cash and cash equivalents.
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
The Company’s history of significant losses, its negative cash flows from operations, its limited liquidity resources currently on hand, and its dependence on additional financing to fund its operations after the current resources are exhausted raise substantial doubt about its ability to continue to operate as a going concern within one year after the date that the Condensed Consolidated Financial Statements are issued. The Company’s current operating plan, its cash and cash equivalents as of March 31, 2024 are expected to allow the Company to meet its liquidity requirements only into the third quarter of 2024, which is less than one year following the date these Condensed Consolidated Financial Statements are issued.
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
In March 2023, the Company recorded additional revenue related to a change in estimate in connection with the collaboration agreement with Kite Pharma, Inc., a Gilead Sciences, Inc. subsidiary (“Kite”). This adjustment was driven by a reduction in the estimated future level of the Company’s research and development services and as a result, future project costs. This resulted in an increase in proportional cumulative performance on this collaboration and an increase in revenue of $8.9 million, a decrease in net loss of $8.9 million, and a decrease in the Company’s basic and diluted net loss per share of $0.06 and $0.05, respectively for the three months ended March 31, 2023.

Revenue Recognition
The Company accounts for its revenues pursuant to the provisions of ASC Topic 606, Revenue from Contracts with Customers (“ASC Topic 606”). The Company’s contract revenues are derived from collaboration agreements including licensing arrangements and research services. Research and license agreements typically include nonrefundable upfront signing or license fees, payments at negotiated rates for time incurred by Company researchers, third-party cost reimbursements, additional target selection fees, sublicense fees, milestone payments tied to ongoing development and product commercialization, and royalties on future licensees’ product sales. All funds received from the Company’s collaboration partners are generally not refundable. Non-refundable upfront fees are fixed at the commencement of the contract. All other fees represent variable consideration in contracts. For contracts that contain a provision where the Company reimburses its customer for certain costs they incur and where the Company does not acquire any distinct goods or services in exchange for such payments, the Company accounts for it as a reduction to the contract transaction price. Deferred revenue primarily represents the portion of nonrefundable upfront fees or milestone payments received but not earned.
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
Revenues from collaboration and license agreements for the three months ended March 31, 2024 were not material. Revenues from collaboration and license agreements as a percentage of total revenues for the three months ended March 31, 2023 were as follows:

Three Months Ended March 31,
2023
Biogen MA, Inc.	84%
Kite Pharma, Inc.	8%
Novartis Institutes for BioMedical Research, Inc.	6%
Other license agreements	2%
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
Cash, Cash Equivalents, and Restricted Cash
Sangamo considers all highly liquid investments purchased with original maturities of three months or less at the purchase date to be cash equivalents. Cash and cash equivalents consist of cash, deposits in money market accounts and U.S. government-sponsored entity debt securities. Restricted cash in current assets consists of a letter of credit for $0.9 million, representing a deposit for the lease of office and research and development laboratory facilities in Brisbane, California.
A reconciliation of cash, cash equivalents, and restricted cash reported within the accompanying Condensed Consolidated Balance Sheets to the amounts reported within the accompanying Condensed Consolidated Statements of Cash Flows is as follows (in thousands):

	March 31, 2024	December 31, 2023	March 31, 2023	December 31, 2022
Cash and cash equivalents	$54,417	$45,204	$78,241	$100,444
Current restricted cash	916	—	—	—
Non-current restricted cash	—	1,500	1,500	1,500
Cash, cash equivalents, and restricted cash as reported within the Condensed Consolidated Statements of Cash Flows	$55,333	$46,704	$79,741	$101,944
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
As the implicit rate in the Company’s leases is generally unknown, the Company uses its incremental borrowing rate based on the information available at the lease commencement date in determining the present value of remaining lease payments. The incremental borrowing rate represents an estimate of the interest rate the Company would incur at lease commencement to borrow an amount equal to the lease payments on a collateralized basis over the term of a lease in a similar economic environment. The Company considers its credit risk, term of the lease, and total lease payments and adjusts for the impacts of collateral, as necessary, when calculating its incremental borrowing rates. The lease terms may include options to extend or terminate the lease when it is reasonably certain the Company will exercise any such options. Rent expense for the Company’s operating leases, calculated as the sum of the amortization of the right of use asset and accretion of the lease liability, is recognized on a straight-line basis over the lease term, unless the right of use asset was previously written down due to impairment. The Company evaluates the lease arrangement for impairment whenever events or changes in circumstances indicate that the carrying amounts of the right-of-use asset may not be fully recoverable. To the extent an impairment of the right-of-use asset is identified, the Company will recognize the impairment expense and subsequently amortize the remaining right of use asset into rent expense on a straight-line basis (unless another systematic basis is more representative of the pattern in which the Company expects to consume the future economic benefits from the asset) from the date of impairment to the earlier of the end of the right-of-use asset’s useful life or the end of the lease term.
If there is a change to the terms and conditions of a contract that results in a change in the scope of or the consideration for a lease, the Company determines if the lease modification results in a separate contract or a change in the accounting for the existing lease and not a separate contract. For lease modifications that result in a separate contract, the Company accounts for the new contract in the same manner as other new leases. For lease modifications that do not result in a separate contract, the Company reassesses the classification of the lease at the effective date of the modification, remeasures and reallocates the remaining consideration in the contract, and remeasures the lease liability using the discount rate determined at the effective date of the modification.
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
Warrants to Purchase Shares of Company Stock
The Company determines the accounting classification of warrants to purchase shares of its stock as either liability or equity by first assessing whether the warrants meet liability classification criteria in accordance with ASC 480, Distinguishing Liabilities from Equity (“ASC 480”). Under ASC 480, a financial instrument other than an outstanding share that embodies an obligation to repurchase the entity’s shares or is indexed to such an obligation, and that requires or may require the entity to settle it by transferring assets, is classified as a liability. In addition, a financial instrument that embodies an unconditional obligation, or a financial instrument other than an outstanding share that embodies a conditional obligation, that the issuer must or may settle by issuing a variable number of its equity shares must be classified as a liability (or an asset in some circumstances) if, at inception, the monetary value of the obligation is based solely or predominantly on any one of the following: (a) a fixed monetary amount known at inception, (b) variations in something other than the fair value of the issuer’s equity shares, or (c) variations inversely related to changes in the fair value of the issuer’s equity shares.
If financial instruments, such as the warrants, are not required to be classified as liabilities under ASC 480, the Company assesses whether such instruments are indexed to the Company’s own stock under ASC 815-40. In order for an instrument to be considered indexed to an entity’s own stock, its settlement amount must always equal the difference between the following: (a) the fair value of a fixed number of the Company’s equity shares, and (b) a fixed monetary amount or a fixed amount of a debt instrument issued by the Company. Certain adjustments to this amount are allowed, if they are based on non-levered inputs into the fair value of a fixed price/fixed consideration-option.
Warrants are also required to meet equity classification criteria to be classified in stockholders’ equity. Under these criteria, warrants have to provide for settlement in shares, or cash or shares at the entity’s option. With limited exceptions, a possibility of net cash settlement under any circumstances will result in the warrants being classified as liabilities.
The warrants classified as equity are generally measured using the Black-Scholes valuation model on the date of issuance. The warrants classified as liabilities are remeasured at any reporting date using valuation models consistent with their terms, with changes recognized in earnings.
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

Recent Accounting Pronouncements Not Yet Adopted
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
The fair value measurements of the Company’s cash equivalents and marketable securities are identified at the following levels within the fair value hierarchy (in thousands):

	March 31, 2024
	Fair Value Measurements
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents:
Money market funds	$8,956	$8,956	$—	$—
Total cash equivalents	$8,956	$8,956	$—	$—

	December 31, 2023
	Fair Value Measurements
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents:
Money market funds	$2,508	$2,508	$—	$—
Total	2,508	2,508	—	—
Marketable securities:
U.S. government-sponsored entity debt securities	22,566	—	22,566	—
Commercial paper securities	2,826	—	2,826	—
Corporate debt securities	1,405	—	1,405	—
Asset-backed securities	2,377	—	2,377	—
U.S. treasury bills	5,593	—	5,593	—
Certificates of deposit	1,031	—	1,031	—
Total	35,798	—	35,798	—
Total cash equivalents and marketable securities	$38,306	$2,508	$35,798	$—
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

NOTE 3—CASH EQUIVALENTS AND MARKETABLE SECURITIES
The table below summarizes the Company’s cash equivalents and marketable securities (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
March 31, 2024
Assets
Cash equivalents:
Money market funds	$8,956	$—	$—	$8,956
Total cash equivalents	8,956	—	—	8,956

December 31, 2023
Assets
Cash equivalents:
Money market funds	$2,508	$—	$—	$2,508
Total	2,508	—	—	2,508
Marketable securities:
U.S. government-sponsored entity debt securities	22,347	219	—	22,566
Commercial paper securities	2,825	2	(1)	2,826
Corporate debt securities	1,399	6	—	1,405
Asset-backed securities	2,368	9	—	2,377
U.S. treasury bills	5,599	—	(6)	5,593
Certificates of deposit	1,026	5	—	1,031
Total	35,564	241	(7)	35,798
Total cash equivalents and marketable securities	$38,072	$241	$(7)	$38,306
The fair value of marketable securities by contractual maturity were as follows (in thousands):

December 31, 2023
Maturing in one year or less	$10,855
Maturing after one year through five years	24,943
Total	$35,798
Realized gains and losses on the sales of investments were not material during the three months ended March 31, 2024. There were no realized gains and losses on the sales of investments during the three months ended March 31, 2023. Total unrealized gains for securities with net gains in accumulated other comprehensive income (loss) were not material during the three months ended March 31, 2024 and 2023.
The Company manages credit risk associated with its investment portfolio through its investment policy, which limits purchases to high-quality issuers and also limits the amount of its portfolio that can be invested in a single issuer. The Company did not record an allowance for credit losses related to its marketable securities for the three months ended March 31, 2023.
The Company had unrealized losses related to its marketable securities for the three months ended March 31, 2023. The Company had no material unrealized losses, individually and in the aggregate, for marketable securities that were in a continuous unrealized loss position for greater than 12 months as of December 31, 2023. These unrealized losses were not attributed to credit risk and were associated with changes in market conditions. The Company periodically reviews its marketable securities for indications of credit losses. No significant facts or circumstances had arisen to indicate that there had been any significant deterioration in the creditworthiness of the issuers of the securities held by the Company. Based on the Company’s review of these securities, the Company determined that no allowance for credit losses related to its marketable securities was required at December 31, 2023.
For the periods the Company had investment in debt securities, the Company also considered whether it was more likely than not that the Company will be required to sell the debt securities before recovery of their amortized cost basis. No impairment charges were recorded during the three months ended March 31, 2024 and 2023.

NOTE 4—BASIC AND DILUTED NET (LOSS) INCOME PER SHARE
Basic net (loss) income per share has been computed by dividing net (loss) income by the weighted-average number of shares of common stock outstanding during the period. Diluted net (loss) income per share is calculated by dividing net (loss) income by the weighted-average number of shares of common stock plus potentially dilutive securities outstanding during the period. Potential shares of common stock exercisable for little or no consideration are included in both basic and diluted weighted-average number of shares of common stock outstanding. During the three months ended March 31, 2024, both basic and diluted weighted-average number of shares outstanding included 251,177 shares from pre-funded warrants to purchase 3,809,523 shares of common stock with an exercise price of $0.01 per share.
The components of basic and diluted net (loss) income per share are as follows (in thousands, except per share amounts):

	Three Months Ended March 31,
	2024	2023
Numerator:
Net (loss) income	$(49,089)	$21,133
Denominator:
Basic:
Weighted average number of common shares outstanding - basic	180,342	168,533
Diluted:
Weighted average number of common shares outstanding - basic	180,342	168,533
Dilutive effect of restricted stock units	—	300
Dilutive effect of common stock pursuant to employee stock purchase plan	—	348
Weighted average number of common shares outstanding - diluted	180,342	169,181
Net (loss) income per share:
Basic	$(0.27)	$0.13
Diluted	$(0.27)	$0.12
Warrants to purchase shares of common stock with the exercise price of $1.00 per share entitle holders to participate in dividends but are not required to absorb losses incurred and as a result were excluded from basic net loss per share calculations during the three months ended March 31, 2024. The computation of diluted net loss per share for the three months ended March 31, 2024 excluded 55.6 million shares subject to stock options, restricted stock units outstanding, warrants to purchase common stock, and the employee stock purchase plan shares reserved for issuance because their inclusion would have had an anti-dilutive effect on diluted net loss per share. The computation of diluted net income per share for the three months ended March 31, 2023 excluded 14.7 million shares subject to stock options because their inclusion would have had an anti-dilutive effect on diluted net income per share.
NOTE 5—MAJOR CUSTOMERS, PARTNERSHIPS AND STRATEGIC ALLIANCES
Pfizer Inc.
In May 2017, the Company entered into an exclusive global collaboration and license agreement with Pfizer Inc. (“Pfizer”), pursuant to which it established a collaboration for the research, development and commercialization of giroctocogene fitelparvovec, its gene therapy product candidate for hemophilia A, and closely related products.
Under this agreement, the Company was responsible for conducting the Phase 1/2 clinical trial and for certain manufacturing activities for giroctocogene fitelparvovec, while Pfizer is responsible for subsequent worldwide development, manufacturing, marketing and commercialization of giroctocogene fitelparvovec.
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
The Company assessed the agreement with Pfizer in accordance with ASC Topic 606 and concluded that Pfizer was a customer. The Company completed its performance obligations and recognized the amounts included in the transaction price of $134.0 million during the periods through December 31, 2020. No revenue was recognized during the three months ended March 31, 2024 and 2023. The remaining development, intellectual property and regulatory milestone amounts have not been included in the transaction price and have not been recognized as their achievement is dependent on the progress and outcomes of Pfizer’s development activities and is therefore uncertain. If and when these milestones become probable of being achieved, they will be recognized in full at that time. Sales milestones and royalties are not recognized until triggered based on the contractual terms.
Alexion Pharmaceuticals, Inc., AstraZeneca Rare Disease
In December 2017, the Company entered into an exclusive, global collaboration and license agreement with Pfizer, subsequently assigned to Alexion, AstraZeneca Rare Disease (“Alexion”) in September 2023, for the development and commercialization of potential gene therapy products that use zinc finger transcriptional regulators (“ZF-transcriptional regulators”) to treat amyotrophic lateral sclerosis and frontotemporal lobar degeneration linked to mutations of the C9ORF72 gene. Pursuant to this agreement, the Company agreed to work with Pfizer on a research program to identify, characterize and preclinically develop ZF-transcriptional regulators that bind to and specifically reduce expression of the mutant form of the C9ORF72 gene.
Subject to the terms of this agreement, the Company granted Pfizer (now Alexion) an exclusive, royalty-bearing, worldwide license under the Company’s relevant patents and know-how to develop, manufacture and commercialize gene therapy products that use resulting ZF-transcriptional regulators that satisfy pre-agreed criteria. During a specified period, neither the Company nor Alexion will be permitted to research, develop, manufacture or commercialize outside of the collaboration any zinc finger proteins (“ZFPs”) that specifically bind to the C9ORF72 gene.
Unless earlier terminated, the agreement has a term that continues on a per licensed product and per country basis until the later of (i) the expiration of patent claims that cover the licensed product in a country, (ii) the expiration of regulatory exclusivity for a licensed product in a country, and (iii) 15 years after the first commercial sale of a licensed product in a major market country. Alexion also has the right to terminate the agreement without cause in its entirety or on a per product or per country basis. The agreement may also be terminated by either party based on an uncured material breach by the other party or the bankruptcy of the other party. Upon termination for any reason, the license granted by the Company to Alexion to develop, manufacture and commercialize licensed products under the agreement will automatically terminate. Upon termination by the Company for cause or by Alexion without cause for any licensed product or licensed products in any country or countries, the Company will have the right to negotiate with Alexion to obtain a non-exclusive, royalty-bearing license under certain technology controlled by Alexion to develop, manufacture and commercialize the licensed product or licensed products in the terminated country or countries.
Following termination by the Company for Alexion’s material breach, Alexion will not be permitted to research, develop, manufacture or commercialize ZFPs that specifically bind to the C9ORF72 gene for a period of time. Following termination by Alexion for the Company’s material breach, the Company will not be permitted to research, develop, manufacture or commercialize ZFPs that specifically bind to the C9ORF72 gene for a period of time.
The Company received a $12.0 million upfront payment from Pfizer and is eligible to receive up to $60.0 million in development milestone payments from Alexion contingent on the achievement of specified preclinical development, clinical development and first commercial sale milestones, and up to $90.0 million in commercial milestone payments if annual worldwide net sales of the licensed products reach specified levels. In addition, Alexion will pay the Company royalties of 14% - 20% of the annual worldwide net sales of the licensed products. These royalty payments are subject to reduction due to patent expiration, entry of biosimilar products to the market and payments made under certain licenses for third-party intellectual property. Each party is responsible for the cost of its performance of the research program. Alexion is operationally and financially responsible for subsequent development, manufacturing and commercialization of the licensed products. To date, a milestone of $5.0 million has been achieved and paid, however no products have been approved and therefore no royalty fees have been earned under the C9ORF72 agreement.
The Company assessed the agreement with Alexion in accordance with ASC Topic 606 and concluded that Alexion was a customer. The Company completed its performance obligations and recognized the amounts included in the transaction price of $17.0 million during the periods through December 31, 2020. No revenue was recognized during the three months ended March 31, 2024 and 2023. The remaining development milestone amounts have not been included in the transaction price and have not been recognized as their achievement is dependent on the progress and outcomes of Alexion’s development activities and is therefore uncertain. If and when these milestones become probable of being achieved, they will be recognized in full at that time. Sales related milestones and royalties are not recognized until triggered based on the contractual terms.
In October 2023, Pfizer notified the Company of Pfizer’s assignment of the collaboration and license agreement to Alexion, AstraZeneca Rare Disease, pursuant to a definitive purchase and license agreement for preclinical gene therapy assets and enabling technologies that closed on September 20, 2023.
Other Collaboration and License Agreements
During the three months ended March 31, 2024, the Company also had a collaboration and license agreement with Kite. During the three months ended March 31, 2023, in addition to the agreement with Kite, the Company had collaboration and license agreements with Novartis Institutes for BioMedical Research, Inc. (“Novartis”), and Biogen MA, Inc. (“Biogen”). These collaboration agreements were designed for the research, development, and commercialization of various potential therapy products, including potential engineered cell therapies for cancer and gene regulation therapies to treat neurodevelopmental disorders and diseases. The collaboration agreements with Novartis and Biogen were both terminated effective June 2023. The Company’s services under the Kite collaboration agreement were completed during the year ended December 31, 2023, and the agreement expired pursuant to its terms in April 2024.
The Company assessed each of these collaboration agreements in accordance with ASC Topic 606, concluding Kite, Novartis and Biogen were customers.
Revenues recognized under these agreements were as follows (in thousands):

	Three Months Ended March 31,
	2024	2023
Revenue related to Kite agreement:
Recognition of license fee fixed consideration	$—	$11,440
Research services variable consideration	—	868
Total	$—	$12,308

Revenue related to Novartis agreement:
Recognition of upfront license fee	$—	$7,696
Research services	—	2,059
Total	$—	$9,755

Revenue related to Biogen agreement:
Recognition of license and other fixed consideration	$—	$130,630
Cost-sharing payments for research services, net variable consideration	—	1,672
Total	$—	$132,302

Revenue from other license agreements	$481	$3,592
Total revenue	$481	$157,957
As of March 31, 2024 and December 31, 2023, the Company had no receivables, no deferred revenue, and no amounts included in transaction price remaining to be recognized related to any license and collaboration agreements.

NOTE 6—IMPAIRMENT OF GOODWILL AND LONG-LIVED ASSETS
During the year ended December 31, 2023, the Company experienced a sustained decline in stock price and related market capitalization, the collaboration agreements with Biogen and Novartis were terminated, and actions were initiated including deferral and reprioritization of certain research and development programs, announcement and execution of restructuring of operations and reductions in force. As a result, throughout the year the Company tested various long-lived and indefinite-life intangible assets for impairment and recognized a pre-tax goodwill impairment charge of $38.1 million, a pre-tax indefinite-lived intangible asset impairment charge of $51.4 million along with the income tax benefit from the reduction of the associated deferred tax liability of $6.3 million, and a pre-tax long-lived assets impairment charge of $65.5 million during the year ended December 31, 2023.
Three months ended March 31, 2024
During the three months ended March 31, 2024, the Company’s Board of Directors approved the wind-down of operations in France and corresponding reduction in workforce, including closure of the Company’s cell therapy manufacturing facility and research labs in Valbonne, France (the “France Restructuring”), and also initiated several actions aimed at reducing costs, including actions to commence the closure of its facility in Brisbane, California. As such, the Company reassessed its long-lived assets for impairment as of March 31, 2024.
In connection with the France Restructuring, the Company concluded its equipment, furniture and fixtures located in France met the held for sale criteria as of March 31, 2024. The Company wrote down the carrying value of these assets to their estimated fair value of $1.0 million, net of the estimated costs to sell, recognizing a loss of $1.8 million. Assets held for sale are included within prepaid expenses and other current assets on the Company’s Condensed Consolidated Balance Sheet as of March 31, 2024. The fair value measurement represents a level 3 nonrecurring fair value measurement. The loss is included in impairment of long-lived assets in the accompanying Condensed Consolidated Statements of Operations. The sale of these assets is expected to occur within one year, either collectively or separately through vendor(s) or at auction.
The Company also reassessed whether its remaining long-lived assets continued to represent a single asset group for purposes of impairment assessment. After considering changes in the manner in which the right-of-use assets and leasehold improvements related to the Company’s Brisbane and Valbonne, France, facilities are used, costs incurred to cease use of these assets, the France Restructuring, and the Company’s activities to market these facilities for sublease, the Company concluded the identifiable operations and cash flows of these assets are now largely independent of the operations and the cash flows of each other, as well as of the remainder of the Company. Accordingly, the Company assessed impairment of the resulting asset groups separately.
Based on the changes in the use of assets related to the Brisbane and Valbonne facility leases, the Company concluded there were indicators of impairment for these asset groups, and further established that the carrying values of these asset groups were not recoverable. The Company proceeded to determine their fair values using a discounted cash flow method, which represents a level 3 nonrecurring fair value measurement. As a result, the Company recognized pre-tax long-lived asset impairment charges of $2.0 million on the right-of-use assets and $0.5 million on the related leasehold improvements during the three months ended March 31, 2024. No impairment was recognized on the remaining long-lived assets, as their carrying values were not in excess of their fair values.
The Company will continue to assess whether its long-lived assets are impaired in future periods. As the Company finalizes the wind-down of its France operations and corresponding reduction in force of all France employees, as well as the closure of its Brisbane facility, it is reasonably possible that additional impairment charges will be recognized, for example, if sublease rates of leased facilities or selling prices of the assets held for sale are less than those estimated.
Three months ended March 31, 2023
During the three months ended March 31, 2023, as a result of the sustained decline in the Company’s stock price and related market capitalization, termination of the collaboration agreements with Biogen and Novartis, the Company performed an impairment assessment of goodwill, indefinite-lived intangible assets, and other long-lived assets.
The Company operated as a single reporting unit based on its business and reporting structure. For goodwill, a quantitative impairment assessment was performed using a market approach, whereby the Company’s fair value of equity was compared to its carrying value. The fair value of equity was derived using both the market capitalization of the Company and an estimate of a reasonable range of values of a control premium applied to the Company’s implied business enterprise value. The control premium was estimated based upon control premiums observed in comparable market transactions. This represented a level 2 nonrecurring fair value measurement. Based on this analysis, the Company recognized a pre-tax goodwill impairment charge of $38.1 million during the three months ended March 31, 2023. As a result, the goodwill was fully impaired as of March 31, 2023.

Before completing the goodwill impairment assessment, the Company also tested its indefinite-lived intangible assets and then its long-lived assets for impairment. Based on the qualitative assessment, the Company determined it was more likely than not that its indefinite-lived intangible assets were not impaired. The Company determined all of its long-lived assets represented one asset group for purposes of long-lived asset impairment assessment. The Company concluded that the carrying value of the asset group was not recoverable as it exceeded the future undiscounted cash flows the assets were expected to generate from the use and eventual disposition. To allocate and recognize the impairment loss, the Company determined individual fair values of its long-lived assets. The Company applied a discounted cash flow method to estimate fair values of its leasehold improvements and right-of-use assets, including leasehold improvements in the process of construction and a cost replacement method to estimate the fair value of its furniture, fixtures and laboratory and manufacturing equipment. These represented level 3 nonrecurring fair value measurements. Based on this analysis, the Company recognized pre-tax long-lived asset impairment charges of $11.2 million on the right-of-use assets, $5.0 million on the related leasehold improvements, and $4.2 million on construction-in-progress, during the three months ended March 31, 2023. No impairment was recognized on the remaining long-lived assets as their carrying values were not in excess of their fair values.
NOTE 7—COMMITMENTS AND CONTINGENCIES
Leases
On February 5, 2024, the Company entered into an amendment to the operating lease of office and research and development laboratory facilities in Brisbane, California. The amendment established early termination rights for the landlord upon thirty days notice to the Company, with the earliest date the landlord may terminate the lease being September 30, 2024. Additionally, the amendment authorizes the landlord to draw on the existing letter of credit to satisfy the majority of the Company’s February 2024 through April 2024 rent payments and obligates the Company to provide a cash security deposit or replenish the letter of credit back to $1.5 million by June 1, 2024.
The Company concluded that the amendment represented a lease modification to be accounted for as a single contract with the existing lease under ASC Topic 842, Leases, and remeasured its lease liability using the current incremental borrowing rate of 9.6%, and recorded an adjustment to reduce both the lease liability and the corresponding right-of-use asset by $1.9 million.
NOTE 8—STOCK-BASED COMPENSATION
The following table shows total stock-based compensation expense recognized in the accompanying Condensed Consolidated Statements of Operations (in thousands):

	Three Months Ended March 31,
	2024	2023
Research and development	$1,385	$4,873
General and administrative	1,334	3,404
Total stock-based compensation expense	$2,719	$8,277
NOTE 9—STOCKHOLDERS’ EQUITY
At-the-Market Offering Agreement
In August 2020, the Company entered into an Open Market Sale Agreement℠ with Jefferies LLC (“Jefferies”) with respect to an at-the-market offering program under which the Company may offer and sell, from time to time at its sole discretion, shares of the Company’s common stock having an aggregate offering price of up to $150.0 million through Jefferies as the Company’s sales agent or principal. In December 2022, the Company entered into Amendment No. 2 to the Open Market Sale Agreement℠ which increased the aggregate offering price under the at-the-market offering program by an additional $175.0 million. Approximately $194.5 million remained available under the sales agreement as of March 31, 2024. The Company is not obligated to sell any shares under the sales agreement. No shares were sold under the sales agreement during the three months ended March 31, 2024. During the three months ended March 31, 2023, the Company sold 3,962,430 shares of its common stock for net proceeds of approximately $9.7 million.
Issuance and Sale of Common Stock and Warrants
On March 21, 2024, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with certain institutional investors (collectively, the “Investors”). On March 26, 2024 the Company issued and sold in a registered direct offering (the “Registered Direct Offering”) an aggregate of 24,761,905 shares of common stock of the Company, par value $0.01 per share, and pre-funded warrants to purchase up to an aggregate of 3,809,523 shares of common stock, together with accompanying warrants (“Common Warrants”) to purchase up to an aggregate of 28,571,428 shares of common stock. The combined offering price of a unit consisting of one share of common stock and the accompanying Common Warrant to purchase one share of common stock was $0.84. The combined offering price of a unit consisting of a pre-funded warrant to purchase one share of common stock and the accompanying Common Warrant to purchase one share of common stock was $0.83. The pre-funded warrants are immediately exercisable at any time, until exercised in full, at a price of $0.01 per share of common stock. The Common Warrants are exercisable six months from issuance, expire five and a half years from the issuance date and have an exercise price of $1.00 per share. Both pre-funded warrants and Common Warrants can be exercised net in limited circumstances and entitle holders to dividends if and when paid by the Company.
Barclays Capital Inc. and Cantor Fitzgerald & Co. (the “Placement Agents”) acted as the placement agents for the offering, pursuant to a Placement Agency Agreement, dated March 21, 2024 (the “Placement Agreement”). Pursuant to the Placement Agreement, the Company paid the Placement Agents a cash placement fee equal to 6.0% of the aggregate gross proceeds raised in the Registered Direct Offering from sales arranged by the Placement Agents.
The Company received aggregate net proceeds from the Registered Direct Offering of $21.8 million, net of the Placement Agents’ fees of $1.4 million and other offering costs of $0.7 million.
Common Warrants and pre-funded warrants were determined to be equity-classified and proceeds received from their issuance were recorded as a component of stockholders’ equity within additional paid-in capital. The Company determined that the warrants should be equity classified because they are freestanding financial instruments, do not embody an obligation for the Company to repurchase its shares, do not contain exercise contingencies tied to observable markets or indices, permit the holders to receive a fixed number of shares of common stock upon exercise in exchange for a fixed amount of consideration, subject only to adjustments that are inputs to the fair value of a fixed price/fixed consideration-option, and meet the equity classification criteria. The Common Warrants and pre-funded warrants had not been exercised and remained outstanding as of March 31, 2024. The pre-funded warrants were exercised in full on April 8, 2024.
NOTE 10—RESTRUCTURING CHARGES
April 2023 Restructuring
On April 26, 2023, the Company executed a restructuring of operations and a corresponding reduction in workforce (the “April 2023 Restructuring”), designed to reduce costs and increase focus on certain strategic priorities. The April 2023 Restructuring resulted in the elimination of approximately 110 roles, including 55 full-time employees and 55 contracted employees and eliminated open positions, in the United States, or approximately 23% of the total United States workforce as of April 26, 2023, and included one-time severance payments and other employee-related costs, including additional vesting of service-based stock compensation awards. The Company had estimated that it will incur $5.0 million in expenses related to employee severance and notice period payments, benefits and related restructuring charges for the April 2023 Restructuring. No expenses related to the April 2023 Restructuring were incurred during the three months ended March 31, 2024. The Company expects the April 2023 Restructuring and the cash payments related to the April 2023 Restructuring to be substantially complete by the third quarter of 2024.
November 2023 Restructuring
On November 1, 2023, the Company executed a restructuring of operations and a corresponding reduction in workforce (the “November 2023 Restructuring”), designed to reduce costs and advance its strategic transformation into a neurology-focused genomic medicine company. The November 2023 Restructuring resulted in the elimination of approximately 162 roles, including 108 full-time employees and 54 contracted employees and eliminated open positions, in the United States, or approximately 40% of the total United States workforce, and included one-time severance payments and other employee-related costs, including additional vesting of service-based stock compensation awards. As of March 31, 2024, the Company estimates it will incur approximately $8.7 million to $9.7 million in expenses related to employee severance and notice period payments, benefits, Brisbane facility close-out costs, and other related restructuring charges for the November 2023 Restructuring. The Company had recorded $6.7 million of expenses relating to the November 2023 Restructuring in the fourth quarter of 2023. The Company incurred $0.7 million of expenses during three months ended March 31, 2024, of which $0.5 million is included in research and development expense and $0.2 million is included in general and administrative expense in the accompanying Condensed Consolidated Statements of Operations. The Company expects to incur additional estimated costs of $1.3 million to $2.3 million through the second quarter of 2024. The Company expects the November 2023 Restructuring and the cash payments related to the November 2023 Restructuring to be substantially complete by the second quarter of 2024.

France Restructuring
On March 1, 2024, the Company’s Board of Directors approved the France Restructuring which will result in the elimination of all 93 roles in France, or approximately 24% of the total global workforce. The Company is expected to make severance payments as required by French law and the terms of the applicable collective bargaining agreements, and other employee-related costs. As of March 31, 2024, the Company estimates it will incur approximately $7.8 million to $9.6 million in expenses related to employee severance and notice period payments, benefits, contract termination costs, and other related restructuring charges for the France Restructuring. The Company had recorded $4.7 million of expenses relating to the France restructuring in the fourth quarter of 2023. The Company incurred $0.2 million of expenses during three months ended March 31, 2024, of which $0.1 million is included in research and development expense and $0.1 million is included in general and administrative expense in the accompanying Condensed Consolidated Statements of Operations. The Company expects to incur additional estimated costs of $2.9 million to $4.7 million through the fourth quarter of 2024. The Company expects the France Restructuring and its related cash payments to be completed no later than the fourth quarter of 2024.
The following table is a summary of accrued April 2023 Restructuring, November 2023 Restructuring and France Restructuring charges included within other accrued liabilities on the Company’s Condensed Consolidated Balance Sheet as of March 31, 2024 (in thousands):

Three Months Ended March 31, 2024
Balance at December 31, 2023	$11,733
Restructuring charges	911
Cash payments	(5,172)
Balance at March 31, 2024	$7,472
Sangamo may also incur other cash expenses or charges not currently contemplated or estimable due to events that may occur as a result of, or associated with, the April 2023 Restructuring, November 2023 Restructuring and France Restructuring. There were no restructuring charges incurred during the three months ended March 31, 2023.
NOTE 11—SUBSEQUENT EVENTS
Exercise of Pre-funded Warrants
On April 8, 2024, the Company issued an aggregate of 3,809,523 shares of common stock at an exercise price of $0.01 to an investor upon exercise of pre-funded warrants issued as part of the Registered Direct Offering. Following this issuance, none of the pre-funded warrants sold in the Registered Direct Offering remain outstanding.
Nasdaq Deficiency Notice
On April 24, 2024, the Company received a deficiency notice (the “Notice”) from the Listing Qualifications Staff of The Nasdaq Stock Market LLC (“Nasdaq”) notifying the Company that, for the last 30 consecutive business days, the bid price of the Company’s common stock had closed below $1.00 per share, the minimum closing bid price required by the continued listing requirements of Nasdaq Listing Rule 5450(a)(1). The Notice has no immediate effect on the listing of the Company’s common stock on the Nasdaq Global Select Market.

ITEM  2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The discussion in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contains trend analysis, estimates and other forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. These forward-looking statements include, without limitation, statements containing the words “anticipates,” “believes,” “continues,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “seeks,” “should,” “will,” and other words of similar import or the negative of those terms or expressions. Such forward-looking statements are subject to known and unknown risks, uncertainties, estimates and other factors that may cause our actual results, performance or achievements, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Actual results could differ materially from those set forth in such forward-looking statements as a result of, but not limited to, the “Risk Factors” described in Part I, Item 1A our Annual Report on Form 10-K for the year ended December 31, 2023 as filed with the Securities and Exchange Commission on March 13, 2024, or the 2023 Annual Report, as supplemented by the risks described under “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q. You should also read the following discussion and analysis in conjunction with our Condensed Consolidated Financial Statements and accompanying notes included in this Quarterly Report and the Consolidated Financial Statements and accompanying notes thereto included in our 2023 Annual Report.
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
Corporate Updates
Registered Direct Offering
In March 2024, we issued and sold in a registered direct offering with institutional investors, or the Registered Direct Offering, an aggregate of 24,761,905 shares of common stock of the Company, par value $0.01 per share, and pre-funded warrants to purchase up to an aggregate of 3,809,523 shares of common stock, together with accompanying warrants to purchase up to an aggregate of 28,571,428 shares of common stock, and received aggregate net proceeds of $21.8 million, net of placement agents’ fees of $1.4 million and other offering costs of $0.7 million. We anticipate using the net proceeds from this offering to fund the development of our neurology-focused genomic medicines pipeline, and novel adeno-associated virus, or AAV, capsid delivery technology and for other general corporate purposes.
France Restructuring
Consistent with our strategic transformation into a neurology-focused genomic medicine company, Sangamo has been actively seeking additional investors in, or collaboration partners for its Chimeric Antigen Receptor, or CAR, engineered regulatory T cell, or CAR-Treg, cell therapy programs located in Valbonne, France since the middle of 2023. As this search has been unsuccessful in securing additional funds to sustain these programs, on March 1, 2024, the Board of Directors of Sangamo approved a wind-down of Sangamo’s French operations and a corresponding reduction in workforce, including closure of Sangamo’s cell therapy manufacturing facility and research labs in Valbonne, France, or the France Restructuring. This restructuring commenced in April 2024 and is expected to be substantially complete by the fourth quarter of 2024.
Financial Position
Based on our current operating plan, our cash and cash equivalents as of March 31, 2024 are expected to allow us to meet our liquidity requirements only into the third quarter of 2024. Our ability to continue to operate as a going concern is dependent upon our ability to raise substantial additional capital to fund our operations and support our research and development endeavors, including to progress our preclinical and clinical programs as described in our 2023 Annual Report and in this Quarterly Report. Although we raised capital via the Registered Direct Offering as described above, we will still need substantial additional capital in order to continue to operate as a going concern and fund our operations. We have been actively seeking, and continue to actively seek, substantial additional capital, including through public or private equity or debt financing, royalty financing or other sources, such as strategic collaborations and other direct investments in our programs. However, we have been unsuccessful in securing any such additional capital to date. If we are unable to secure additional funding in the very near term, we will likely seek protection under the U.S. Bankruptcy Code. We have explored, and continue to explore, whether filing for bankruptcy protection is in the best interest of our Company and our stakeholders.

Core Preclinical Neurology Programs and Technologies
Our neurology preclinical development is focused on two innovative areas aligned with our strategic transformation: (i) development of epigenetic regulation therapies treating serious neurological diseases and (ii) development of novel engineered AAV capsids to deliver our therapies to the intended neurological targets. Indications for our wholly-owned preclinical programs include chronic neuropathic pain, prion disease and tauopathies.
Neurology Epigenetic Regulation Programs
•Investigational new drug, or IND, enabling toxicology studies are nearing completion in the Nav1.7 program to treat chronic neuropathic pain. An IND submission is expected in the fourth quarter of 2024, subject to our ability to secure adequate funding.
•Clinical trial authorization, or CTA, enabling activities continue to advance for our epigenetic regulation program to treat prion disease, leveraging our novel AAV capsid known as STAC-BBB. A CTA submission is expected in the fourth quarter of 2025, subject to our ability to secure adequate funding.
•We intend to resume development of our previously paused tau program, developing epigenetic regulation therapies treating tauopathies including Alzheimer’s disease. This program will leverage our STAC-BBB capsid. An IND submission for this zinc finger repressor program could occur as early as the fourth quarter of 2025, subject to our ability to secure adequate funding.
•We showcased 10 poster presentations at the American Society for Cell and Gene Therapy, or ASGCT, Annual Meeting demonstrating advances in epigenetic regulation for the treatment of various neurological diseases, including prion disease, tauopathies, Charcot-Marie-Tooth disease type 1A and 2A, or CMT1A and CMT2A, Dravet Syndrome, SOD1-mediated amyotrophic lateral sclerosis, or ALS, Phelan-McDermid syndrome, Parkinson’s disease, Angelman syndrome, and other neurology disorders.
Novel AAV Capsid Delivery Technology
•In March 2024, we announced preclinical data from STAC-BBB, our novel proprietary neurotropic AAV capsid variant, which demonstrated industry-leading blood-brain barrier, or BBB, penetration in non-human primates, or NHPs, following intravenous administration, with capsid-enabled delivery of zinc finger payloads targeting prion disease and tauopathies resulting in potent and widespread repression of target genes.
•STAC-BBB demonstrated robust penetration of the BBB with 700-fold higher transgene expression in neurons compared to the benchmark capsid AAV9 and outperformed all other known published capsid variants evaluated in the study.
•The data showed that STAC-BBB mediated robust expression of zinc finger cargo in neurons, with potent and widespread repression of prion and tau genes observed across key brain regions, demonstrating the potential for modification of disease progression in prion disease and various tauopathies.
•In May 2024, we presented two platform and four poster presentations at the 27th ASGCT Annual Meeting outlining developments in Sangamo’s AAV capsid delivery capabilities, as developed through our SIFTER capsid engineering platform.
•We are engaged in ongoing business development discussions with potential collaborators for STAC-BBB.
Next-Generation Genome Engineering
•In May 2024, we presented one platform and three poster presentations at the 27th ASGCT Annual Meeting showcasing our next-generation engineering capabilities, including the discovery of next-generation integrase technology. Our Modular Integrase, or MINT, platform builds on Sangamo’s deep expertise in protein-DNA interactions derived from its zinc finger platform that allows targeting of a serine recombinase engineered to enable large-scale genome editing to potentially treat – with a single medicine – patients who have unique mutations in the same gene.
•Our MINT platform, derived from compact Bxb1 variants, is intended to integrate entire genes into the genome, to avoid double-stranded DNA breaks and the need for assistance from ancillary genome editing or DNA-repair modulating cargo. The MINT platform could be deployed for neurology-focused indications, and also could provide potential partnering opportunities, both for human disease and in agricultural biotech settings.
•In May 2024, we published a manuscript in bioRxiv titled, “Systematic Development of Reprogrammed Modular Integrases Enables Precise Genomic Integration of Large DNA Sequences” further detailing the discovery and potential of our MINT platform.

•We are engaged in ongoing business development discussions with potential collaborators for Sangamo’s modular integrase capabilities.
Clinical Programs
Fabry Disease
•Since our last update in March 2024, we have dosed the final patient in the Phase 1/2 STAAR study of isaralgagene civaparvovec, our investigational gene therapy for the treatment of Fabry disease, resulting in a total of 33 patients dosed in the study. Screening, enrollment and dosing are now complete for this Phase 1/2 study.
•One additional treated patient has been withdrawn from enzyme replacement therapy, or ERT, resulting in a total of 14 patients withdrawn from ERT to date. The four patients dosed since February 2024 who began the study on ERT have plans in place to withdraw from ERT treatment at the appropriate time.
•In February 2024, we presented updated clinical data at the 20th Annual WORLDSymposium in San Diego, CA, showing sustained benefit and a differentiated safety profile for isaralgagene civaparvovec.
•In February 2024, we aligned with U.S. Food and Drug Administration, or FDA, on an abbreviated pathway to potential approval of isaralgagene civaparvovec. The FDA agreed in a Type D meeting that data from a single, adequate, and well-controlled study may form the primary basis of approval of a Biologics License Application, or BLA, for isaralgagene civaparvovec. The proposed study would enroll up to 25 patients, both male and female, without the need for a control arm. A head-to-head comparison with ERT is not part of the proposed study design deemed acceptable by the FDA. This approach enables a potentially more rapid, efficient and cost-effective pathway to BLA submission than originally anticipated. In addition, isaralgagene civaparvovec was also granted both priority medicine, or PRIME, eligibility from the European Medicines Agency, or EMA, and Innovative Licensing and Access Pathway, or ILAP, from the U.K. Medicines and Healthcare products Regulatory Agency, or MHRA.
•We are currently engaged in active discussions with potential collaboration partners for the Fabry disease program. We continue to defer additional investments in planning for a potential registrational trial until a collaboration partnership or financing for this program is secured.
Partnered Program
Hemophilia A
•The Phase 3 AFFINE trial of giroctocogene fitelparvovec, an investigational gene therapy that we are developing with Pfizer Inc., or Pfizer, for patients with moderately severe to severe hemophilia A, continues to progress. Dosing of all patients in the trial is now complete.
•A pivotal readout is expected in the middle of 2024, with Pfizer anticipating submitting a biologics license application, or BLA, and a marketing authorization application, or MAA, in early 2025 if the pivotal readout is supportive.
•We are eligible to earn from Pfizer up to $220.0 million in potential milestone payments upon the achievement of certain regulatory and commercial milestones for giroctocogene fitelparvovec and product royalties of 14% - 20% if giroctocogene fitelparvovec is approved and commercialized, subject to reduction due to patent expiration, entry of biosimilar products to the market and payment made under certain licenses for third-party intellectual property.
Collaborations
Our collaborations with biopharmaceutical companies bring us important financial and strategic benefits and reinforce the potential of our research and development efforts and our zinc finger, or ZF, technology platform. They leverage our collaborators’ therapeutic and clinical expertise and commercial resources with the goal of bringing our medicines more rapidly to patients. We believe these collaborations will potentially expand the addressable markets of our product candidates. To date, we have received approximately $817.0 million in upfront licensing fees, milestone payments and proceeds from sale of our common stock to collaborators and have the opportunity to earn up to $1.9 billion in potential future milestone payments from our ongoing collaborations, in addition to potential product royalties.
Manufacturing & Process Development
Following restructuring of our operations in 2023, we expect to be substantially reliant on external partners to manufacture clinical supply for our neurology portfolio. We are retaining our in-house analytical and process development capabilities.

Macroeconomic Conditions
Our business and operations and those of our collaborators may continue to be affected by financial instability and a general decline in economic conditions in the United States and other countries caused by political instability and conflict, including the ongoing conflict between Russia and Ukraine and conflicts in the Middle East, and economic or financial challenges caused by current and potential future bank failures or by general health crises, which have led to market disruptions, including significant volatility in commodity prices, credit and capital markets instability, including disruptions in access to bank deposits and lending commitments, supply chain interruptions, rising interest rates and global inflationary pressures. These macroeconomic factors could materially and adversely affect our ability to continue to operate as a going concern and could otherwise have a material adverse effect on our business, operations, operating results and financial condition as well as the price of our common stock. In particular, our ability to raise the substantial additional capital we need in order to fund our business and to continue to operate as a going concern may be adversely impacted by these macroeconomic factors, and we cannot be certain that we will be able to obtain financing on terms acceptable to us, or at all.
Going Concern
Based on our current operating plan, our cash and cash equivalents as of March 31, 2024 are expected to allow us to meet our liquidity requirements only into the third quarter of 2024. Our history of significant losses, negative cash flows from operations, limited liquidity resources currently on hand and dependence on our ability to obtain additional financing to fund our operations have resulted in management’s assessment that there is substantial doubt about our ability to continue as a going concern for at least the next 12 months from the date the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q are issued. Our ability to continue to operate as a going concern is dependent upon our ability to raise substantial additional capital to fund our operations and support our research and development endeavors, including to progress our preclinical and clinical programs as described in the 2023 Annual Report and this Quarterly Report on Form 10-Q. Although we raised capital via the Registered Direct Offering as described above, we will still need substantial additional capital in order to continue to operate as a going concern and fund our operations. We have been actively seeking, and continue to actively seek, substantial additional capital, including through public or private equity or debt financing, royalty financing or other sources, such as strategic collaborations and other direct investments in our programs. We may be unable to attract new investments as a result of the speculative nature of our newly reprioritized core neurology preclinical programs. We have been unsuccessful in securing such additional capital to date. Additional capital may not be available on acceptable terms or at all. If adequate funds are not available to us on a timely basis, or at all, we will be required to take additional actions to address our liquidity needs, including additional cost reduction measures such as further reducing operating expenses and delaying, reducing the scope of, discontinuing or altering our research and development activities, which would have a material adverse effect on our business and prospects, or we may be required to cease operations entirely, liquidate all or a portion of our assets, and/or seek protection under the U.S. Bankruptcy Code, and you may lose all or part of your investment. If we are unable to secure additional funding in the very near term, we will likely seek protection under the U.S. Bankruptcy Code. We have explored, and continue to explore, whether filing for bankruptcy protection is in the best interest of our Company and our stakeholders.
Certain Components of Results of Operations
Our revenues have consisted primarily of revenues from collaboration agreements, which included upfront licensing fees, reimbursements for research services, and milestone achievements, and research grant funding. In 2022, our collaboration agreement with Sanofi S.A., or Sanofi, terminated. In 2023, our collaboration agreements with Biogen MA, Inc. and Biogen International GmbH, which we refer to together as Biogen, and Novartis Institutes for BioMedical Research, Inc., or Novartis, were terminated, and the collaboration agreement with Kite Pharma, Inc., a Gilead Sciences, Inc. subsidiary, or Kite, expired pursuant to its terms in April 2024. We expect revenues to continue to fluctuate from period to period and there can be no assurance that new collaborations or partner reimbursements will continue beyond their initial terms or that we are able to meet the milestones specified in these agreements. For additional information concerning the terms of our ongoing and terminated collaboration agreements, see Note 5 – Major Customers, Partnerships and Strategic Alliances in the accompanying notes to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
We have incurred net losses since inception and expect to incur losses for at least the next several years as we continue our research and development activities. To date, we have funded our operations primarily through the issuance of equity securities and revenues from collaborations and research grants.
Although we expect research and development expenses to decrease in the near-term in connection with the restructuring of operations and reduction in workforce and significant reduction in our internal manufacturing and allogeneic research footprints in California announced in April 2023, or the April 2023 Restructuring, the further restructuring of operations and corresponding reduction in workforce announced in November 2023, or the November 2023 Restructuring, and the France Restructuring, we expect to continue to devote substantial resources to research and development in the future and expect research and development expenses to increase in the next several years if we are successful in advancing our product candidates from research stage through clinical trials. Pursuant to the terms of our termination and transition agreement with Sanofi, certain expenses related to research and development activities may be reimbursed to us. Any reimbursement funds to be received from Sanofi will decrease our research and development expense.
General and administrative expenses consist primarily of salaries and personnel related expenses for executive, finance and administrative personnel, stock-based compensation expense, professional fees, allocated facilities and information technology expenses, patent prosecution expenses and other general corporate expenses. Although we expect general and administrative expenses to decrease in the near-term in connection with the April 2023 Restructuring, November 2023 Restructuring and France Restructuring, we expect the growth of our business to require increased general and administrative expenses as we continue to advance our product candidates into and through the clinic.
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
There have been no significant changes in our critical accounting policies and estimates during the three months ended March 31, 2024, as compared to the critical accounting policies and estimates disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Part II, Item 7 of the 2023 Annual Report.
Results of Operations for the Three Months Ended March 31, 2024 and 2023
Revenues

	Three Months Ended March 31,
	(in thousands, except percentage values)
	2024	2023	Change	%
Revenues	$481	$157,957	$(157,476)	(99.7%)
Revenues during the three months ended March 31, 2024 primarily consisted of royalties from our license agreements with Sigma-Aldrich Corporation, or Sigma, and Open Monoclonal Technology, Inc. (now Ligand Pharmaceuticals Inc.), or Ligand. We anticipate revenues in the future will be derived primarily from our license agreements. The terminations of our collaboration agreements with Biogen and Novartis became effective in June 2023, following which we are not entitled to any further milestone payments or royalties from either Biogen or Novartis, nor does either Biogen or Novartis have any further obligations to develop or to reimburse us the costs of any of the programs previously subject to the Biogen and Novartis collaborations. Further, our collaboration agreement with Kite expired pursuant to its terms in April 2024.
The decrease of $157.5 million in revenues for the three months ended March 31, 2024, compared to the same period in 2023, was primarily attributed to decreases of $132.3 million and $9.8 million in revenues relating to our collaboration agreements with Biogen and Novartis, respectively, due to the termination of collaboration agreements in June 2023, a decrease of $12.3 million in revenue relating to our collaboration agreement with Kite, and a decrease of $3.1 million in revenue relating to our license agreements with Sigma and Ligand.

Operating expenses

	Three Months Ended March 31,
	(in thousands, except percentage values)
	2024	2023	Change	%
Operating expenses:
Research and development	$35,891	$63,216	$(27,325)	(43%)
General and administrative	11,767	18,136	(6,369)	(35%)
Impairment of long-lived assets	4,349	20,433	(16,084)	(79%)
Impairment of goodwill	—	38,138	(38,138)	(100%)
Total operating expenses	$52,007	$139,923	$(87,916)	(63%)
Research and Development Expenses
Research and development expenses consisted primarily of compensation related expenses, including restructuring charges and stock-based compensation, laboratory supplies, preclinical and clinical studies, manufacturing clinical supply, contracted research, and allocated facilities and information technology expenses.
The decrease of $27.3 million in research and development expenses for the three months ended March 31, 2024, compared to the same period in 2023, was primarily attributable to lower compensation and other personnel costs of $13.2 million which was mainly due to lower headcount as a result of restructuring of operations and a corresponding reduction in workforce announced during 2023 and a reduction in the bonus expense, lower preclinical and clinical expenses of $10.0 million primarily related to the termination of collaboration agreements with Biogen and Novartis, and deferral and reprioritization of certain programs, and lower facilities, infrastructure related expenses, and allocated overheads of $4.7 million. Stock-based compensation expense included in research and development expenses was $1.4 million and $4.9 million for the three months ended March 31, 2024 and 2023, respectively.
We expect to continue to devote substantial resources to research and development in the future. While we anticipate that our research and development expenses will decrease in the near-term in connection with the April 2023 Restructuring, November 2023 Restructuring and France Restructuring and the related reprioritization of certain programs and deferral of certain new investments, we ultimately expect research and development expenses to increase in the next several years if we are successful in advancing our clinical programs and if we are able to progress our preclinical product candidates into clinical trials and/or if we are successful in securing new collaborations or other capital necessary to advance our clinical programs.
The length of time required to complete our development programs and our development costs for those programs may be impacted by the results of preclinical testing, scope and timing of enrollment in clinical trials for our product candidates, our decisions to pursue development programs in other therapeutic areas, whether we pursue development of our product candidates with a partner or collaborator or independently and our ability to secure the necessary funding to progress the development of our programs. For example, our current focus is on our core neurology preclinical program, and we do not yet know whether and to what extent we will progress any resulting product candidates from our preclinical program into the clinic and in what therapeutic areas. In this regard, in connection with the April 2023 Restructuring and November 2023 Restructuring, we have paused further development of certain preclinical programs following conclusion of collaborations with Biogen and Novartis and are deferring new investments in registrational trial planning activities for our Fabry disease gene therapy program until we secure a collaboration partner or external investment in this program. We are actively seeking collaboration partners or a direct external investment, as applicable, to progress our Fabry disease, STAC-BBB and modular integrase programs. Furthermore, the scope and number of clinical trials required to obtain regulatory approval for each pursued therapeutic area is subject to the input of the applicable regulatory authorities, and we have not yet sought such input for all potential therapeutic areas that we may elect to pursue, and even after having given such input, applicable regulatory authorities may subsequently require additional clinical studies prior to granting regulatory approval based on new data generated by us or other companies, or for other reasons outside of our control. As a condition to any regulatory approval, we may also be subject to post-marketing development commitments, including additional clinical trial requirements. As a result of the uncertainties discussed above, we are unable to determine the duration of or complete costs associated with our development programs.
Our potential therapeutic products are subject to a lengthy and uncertain regulatory process that may not result in our receipt of any necessary regulatory approvals. Failure to receive the necessary regulatory approvals would prevent us from commercializing the product candidates affected. In addition, clinical trials of our product candidates may fail to demonstrate safety and efficacy, which could prevent or significantly delay regulatory approval. A discussion of the risks and uncertainties with respect to our research and development activities, including completing the development of our product candidates, and the consequences to our business, financial position and growth prospects can be found in “Risk Factors” in Part I, Item 1A of the

2023 Annual Report, as supplemented by the risks described under “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q.
General and Administrative Expenses
General and administrative expenses consist primarily of compensation related expenses including restructuring charges and stock-based compensation for executive, legal, finance and administrative personnel, professional fees, allocated facilities and information technology expenses, and other general corporate expenses.
The decrease of $6.4 million in general and administrative expenses for the three months ended March 31, 2024, compared to the same period in 2023, was primarily attributable to lower compensation and other personnel costs of $4.6 million which was mainly due to lower headcount as a result of restructuring of operations and a corresponding reduction in workforce announced during 2023 and a reduction in the bonus expense, lower Biogen contract cost asset amortization of $2.7 million primarily driven by a notification of termination of the collaboration agreement in March 2023, and lower facilities and infrastructure related costs of $1.8 million. These decreases were partially offset by higher allocated overheads of $2.9 million. Stock-based compensation expense included in general and administrative expenses was $1.3 million and $3.4 million for the three months ended March 31, 2024 and 2023, respectively.
While we anticipate that our general and administrative expenses will decrease modestly in the near-term in connection with the April 2023 Restructuring, November 2023 Restructuring and France Restructuring, we expect higher general and administrative expenses in the next several years if we are successful in advancing our clinical programs and if we are able to progress our preclinical product candidates into clinical trials and/or if we are successful in securing new collaborations or other capital.
Restructuring Charges
In 2023, we executed a series of restructurings of operations and corresponding reductions in workforce announced in April 2023 and November 2023. In 2024, we are executing a wind-down of our French operations and a corresponding workforce reduction announced in March 2024. These restructurings were designed to reduce overall costs and advance our strategic transformation into a neurology focused genomic medicine company focused on epigenetic regulation programs addressing serious neurological diseases and novel AAV capsid delivery technology. In connection with the April 2023 Restructuring, November 2023 Restructuring and France Restructuring, during the period ended March 31, 2024, we incurred approximately $0.9 million in expenses related to employee severance and notice period payments, benefits, and related restructuring charges, of which $0.7 million is included in research and development expense and $0.2 million is included in general and administrative expense in the accompanying Condensed Consolidated Statements of Operations included in this Quarterly Report on Form 10-Q. We did not incur any restructuring charges during the three months ended March 31, 2023.
For more information see Note 10 – Restructuring Charges in the accompanying notes to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Impairment of Goodwill and Long-lived Assets
During the three months ended March 31, 2024, our Board of Directors approved the France Restructuring, and we initiated several actions aimed at reducing costs, including actions to commence closing of our facility in Brisbane, California. As a result of these factors, we concluded our long-lived assets, primarily comprising right-of-use assets, related leasehold improvements, and certain manufacturing and laboratory equipment, were impaired. Based on our analyses, we recognized a pre-tax long-lived assets impairment charge of $4.3 million during the three months ended March 31, 2024.
During the three months ended March 31, 2023, we concluded our goodwill and certain long-lived assets were impaired due to a sustained decline in our stock price and related market capitalization, and termination of the collaboration agreements with Biogen and Novartis. Based on this analysis, we recognized a non-cash, pre-tax goodwill impairment charge of $38.1 million and long-lived asset impairment charge of $20.4 million during the three months ended March 31, 2023.
For more information see Note 6 – Impairment of Goodwill and Long-lived Assets in the accompanying notes to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Interest and other income, net
Interest and other income, net was $2.5 million and $3.3 million for the three months ended March 31, 2024 and 2023, respectively. The decrease of $0.8 million was primarily driven by a decrease of $1.9 million in interest income due to decrease in marketable securities, partially offset by $0.5 million related to fluctuations in foreign currency exchange rates, and $0.3 million in research tax credits.

Liquidity and Capital Resources
Liquidity
Since inception, we have incurred significant net losses, and we have funded our operations primarily through the issuance of equity securities, payments from corporate collaborators and strategic partners and research grants.
As of March 31, 2024, we had cash and cash equivalents totaling $54.4 million, compared to cash, cash equivalents, and marketable securities of $81.0 million as of December 31, 2023. Our most significant use of capital during the year was for employee compensation and external research and development expenses, such as manufacturing, clinical trials and preclinical activity related to our therapeutic programs. Our cash and investment balances are held in a variety of interest-bearing instruments, including U.S. government-sponsored entity debt securities, commercial paper securities, money market funds, corporate debt securities, asset-backed securities and certificates of deposit. Cash in excess of immediate requirements is invested in accordance with our investment policy with a view toward capital preservation and liquidity.
In August 2020, we entered into an Open Market Sale Agreement℠, or the sales agreement, with Jefferies LLC, providing for the sale of up to $150.0 million of our common stock from time to time in “at-the-market” offerings under an existing shelf registration statement. In December 2022, we entered into Amendment No. 2 to the Open Market Sale Agreement℠, which increased the aggregate offering price under the sales agreement by an additional $175.0 million. Approximately $194.5 million remained available under the sales agreement as of March 31, 2024. No shares were sold during the three months ended March 31, 2024.
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
Based on our current operating plan, our cash and cash equivalents as of March 31, 2024 are expected to allow us to meet our liquidity requirements only into the third quarter of 2024. Our history of significant losses, negative cash flows from operations, limited liquidity resources currently on hand and dependence on our ability to obtain additional financing to fund our operations have resulted in management’s assessment that there is substantial doubt about our ability to continue as a going concern for at least the next 12 months from the date the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q are issued. Our ability to continue to operate as a going concern is dependent upon our ability to raise substantial additional capital to fund our operations and support our research and development endeavors, including to progress our preclinical and clinical programs as described in this Quarterly Report on Form 10-Q. Although we raised capital via the Registered Direct Offering for net proceeds of approximately $21.8 million after deducting placement agents’ fees and estimated offering expenses payable by us, we will still need substantial additional capital in order to continue to operate as a going concern and fund our operations. We have been actively seeking, and continue to actively seek, substantial additional capital, including through public or private equity or debt financing, royalty financing or other sources, such as strategic collaborations and other direct investments in our programs. We may be unable to attract new investments as a result of the speculative nature of our newly reprioritized core neurology preclinical programs. We have been unsuccessful in securing such additional capital to date. If adequate funds are not available to us on a timely basis, or at all, we will be required to take additional actions to address our liquidity needs, including additional cost reduction measures such as further reducing operating expenses and delaying, reducing the scope of, discontinuing or altering our research and development activities, which would have a material adverse effect on our business and prospects, or we may be required to cease operations entirely, liquidate all or a portion of our assets, and/or seek protection under the U.S. Bankruptcy Code, and you may lose all or part of your investment. If we are unable to secure additional funding in the very near term, we will likely seek protection under the U.S. Bankruptcy Code. We have explored, and continue to explore, whether filing for bankruptcy protection is in the best interest of our Company and our stakeholders. Additional capital may not be available on acceptable terms or at all.
While we expect the April 2023 Restructuring, November 2023 Restructuring and France Restructuring to be complete by the third quarter of 2024, the second quarter of 2024, and fourth quarter of 2024, respectively, we may also incur other charges or cash expenditures not currently contemplated due to events that may occur as a result of, or associated with, each of the restructurings. In addition, we may not achieve the expected benefits of these cost reduction measures and other cost reduction plans on the anticipated timeline, or at all, or we may use our available capital more quickly than we expect, which could otherwise accelerate our liquidity needs and could force us to further curtail or suspend, or entirely cease, our operations. Moreover, we rely in part on our collaboration partners to provide funding for and otherwise advance our preclinical and clinical programs. However, in June 2022, our collaboration agreement with Sanofi terminated, in June 2023 our collaboration agreements with Biogen and Novartis terminated, and in April 2024, our collaboration agreement with Kite expired. While we may identify new collaboration partners who can progress some of the programs that were the subject of these collaborations as well as our Fabry disease, STAC-BBB and modular integrase programs, we have not yet been, and may never be, successful in doing so in a timely manner, on acceptable terms or at all, and we may otherwise fail to raise sufficient additional capital in order to progress these programs ourselves, in which case, we will not receive any return on our investments in these programs. In any event, we need substantial additional funding in order to progress the programs that were the subject of these collaborations as well as our Fabry disease, STAC-BBB and modular integrase programs, and to otherwise execute on our current operating plan. If we raise additional capital through public or private equity offerings, including sales pursuant to our at-the-market offering program with Jefferies LLC, the ownership interest of our existing stockholders will be diluted, and such dilution may be substantial given our current stock price decline, and the terms of any new equity securities may have a preference over, and include rights superior to, our common stock. If we raise additional capital through royalty financings or other collaborations, strategic alliances or licensing arrangements with third parties, we may need to relinquish certain valuable rights to our product candidates, technologies, future revenue streams or research programs or grant licenses on terms that may not be favorable. If we raise additional capital through debt financing, we may be subject to specified financial covenants or covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or pursuing certain transactions, any of which could restrict our ability to commercialize our product candidates or operate as a business.
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
Cash Flows
Operating activities
Net cash used in operating activities was $48.7 million for the three months ended March 31, 2024, primarily due to:
•a net loss of $49.1 million, adjusted for non-cash long-lived asset impairment charges of $4.3 million, other non-cash expenses related to stock-based compensation of $2.7 million, depreciation and amortization of $1.4 million, and amortization of operating lease right-of-use assets of $1.1 million, offset by accretion of discounts and impairment of marketable securities of $0.3 million; and
•a decrease in accounts payable and other accrued liabilities by $4.9 million, a decrease in accrued compensation and employee benefits by $2.6 million, a decrease in lease liabilities by $1.2 million, and an increase in prepaid expenses and other assets by $0.8 million. These were partially offset by a decrease in interest receivable by $0.4 million, and a decrease in accounts receivable by $0.2 million.
Net cash used in operating activities was $66.3 million for the three months ended March 31, 2023, primarily reflecting our net income of $21.1 million, adjusted for non-cash goodwill and long-lived asset impairment charges of $38.1 million and $20.4 million, respectively, a decrease in prepaid expenses and other assets by $6.2 million, and $12.8 million of non-cash expenses related to stock-based compensation, depreciation and amortization, amortization of premium on marketable securities, and amortization of operating lease right-of-use assets. These increases were offset by a decrease in deferred revenues of $149.8 million mainly attributed to the impact of termination related contract modification for our collaboration agreement with Biogen and the change in estimate for our collaboration agreement with Kite, a decrease in accrued compensation and employee benefits by $8.6 million mainly attributed to bonus pay-outs, an increase in accounts receivable by $3.3 million, a decrease in accounts payable and other accrued liabilities by $1.9 million, and a decrease in lease liabilities by $1.2 million.

Investing activities
Net cash provided by investing activities was $35.8 million for the three months ended March 31, 2024, related to sales of marketable securities of $34.7 million, and maturities of marketable securities of $1.1 million.
Net cash provided by investing activities was $35.7 million for the three months ended March 31, 2023, related to maturities of marketable securities of $82.2 million, partially offset by purchases of marketable securities of $36.2 million, and purchases of property and equipment of $10.2 million.
Financing activities
Net cash provided by financing activities was $22.1 million for the three months ended March 31, 2024, related to $22.5 million of proceeds from issuance of common stock, net of offering expenses of $1.4 million, partially offset by taxes paid related to net share settlement of equity awards of $0.4 million.
Net cash provided by financing activities was $8.0 million for the three months ended March 31, 2023, mostly related to $9.4 million of proceeds from the at-the-market offering, net of offering expenses of $0.3 million, partially offset by taxes paid related to net share settlement of equity awards of $1.1 million.
Operating Capital and Capital Expenditure Requirements
We anticipate continuing to incur operating losses for at least the next several years and need to raise substantial additional capital. The effects of the current macroeconomic environment, including the effects of war in Ukraine and conflicts in the Middle East, financial and liquidity challenges associated with current and potential future bank failures, inflation, climate change, rising interest rates and other economic uncertainty and volatility, has resulted and may continue to result in significant disruption of global financial markets, which could impair our ability to access capital on terms that are acceptable or at all, and in turn could negatively affect our liquidity and our ability to continue to operate as a going concern. Future capital requirements beyond the third quarter of 2024, the period into which we expect our existing cash and cash equivalents, in combination with potential future cost reductions, will be sufficient to fund our planned operations, will be substantial, and we need to raise substantial additional capital to continue to operate as a going concern and to fund the development, manufacturing and potential commercialization of our product candidates. In this regard, we have been actively seeking, and continue to actively seek, substantial additional capital, including through public or private equity or debt financings, royalty financings or other sources, such as strategic collaborations and other direct investments in our programs. We have been unsuccessful in securing such additional capital to date. Additional capital may not be available on acceptable terms or at all. If adequate funds are not available to us on a timely basis, or at all, we will be required to take additional actions to address our liquidity needs, including additional cost reduction measures such as further reducing operating expenses and delaying, reducing the scope of, discontinuing or altering our research and development activities, which would have a material adverse effect on our business and prospects, or we may be required to cease operations entirely, liquidate all or a portion of our assets, and/or seek protection under the U.S. Bankruptcy Code, and you may lose all or part of your investment. If we are unable to secure additional funding in the very near term, we will likely seek protection under the U.S. Bankruptcy Code. We have explored, and continue to explore, whether filing for bankruptcy protection is in the best interest of our Company and our stakeholders.
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
Contractual Obligations
Our future minimum contractual obligations as of December 31, 2023 were reported in the 2023 Annual Report. During the three months ended March 31, 2024, there have been no material changes outside the ordinary course of our business from the contractual obligations previously disclosed in our 2023 Annual Report.
ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our exposure to market risk relates to our cash, cash equivalents, and marketable securities. The goals of our investment policy are preservation of capital, fulfillment of liquidity needs and capturing a market rate of return based on our investment policy parameters and market conditions. We have in the past selected investments that maximize interest income to the extent possible within these guidelines. To achieve our goals, we maintain a portfolio of cash equivalents and investments in securities of high credit quality and with varying maturities to match projected cash needs.
Our market risks have decreased materially from those discussed in Item 7A of our 2023 Annual Report due to decrease in our cash and cash equivalents balance as of March 31, 2024.
Foreign Currency Exchange Risk
We have operations in the United States as well as in Europe. The functional currency of each foreign subsidiary is the local currency. We are exposed to foreign currency risk, primarily through operations of our subsidiaries in Europe which conduct business primarily in Euros. We record gains and losses within our stockholders’ equity due to the translation of our subsidiaries’ financial statements into U.S. dollars. Our foreign currency exchange risk at March 31, 2024 has not changed materially from that discussed in Item 7A of our 2023 Annual Report.
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
Under the supervision of our principal executive officer and principal financial officer, we evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of March 31, 2024. Based on that evaluation, as of March 31, 2024, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level.
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

Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM  1.    LEGAL PROCEEDINGS
We are not party to any material pending legal proceedings. From time to time, we may be involved in legal proceedings arising in the ordinary course of business.
ITEM  1A.    RISK FACTORS
Below we are providing, in supplemental form, changes to our risk factors from those previously disclosed in Part I, Item 1A of the 2023 Annual Report. Our risk factors disclosed in Part I, Item 1A of the 2023 Annual Report provide additional discussion about these supplemental risks and we encourage you to read and carefully consider the risk factors disclosed in Part I, Item 1A of the 2023 Annual Report for a more complete understanding of the risks and uncertainties material to our business.
We have incurred significant operating losses since inception and anticipate that we will incur continued losses for the foreseeable future.
We have a history of recurring net losses, including $49.1 million for the three months ended March 31, 2024 and $257.8 million and $192.3 million for the years ended December 31, 2023 and 2022, respectively, and we have otherwise generated operating losses since we began operations in 1995. The extent of our future losses and the timing of profitability are uncertain, and we expect to incur losses for the foreseeable future. We have been engaged in developing our ZF technology since inception, which has and will continue to require significant research and development expenditures. To date, we have generated our funding from issuance of equity securities, revenues derived from collaboration agreements, other strategic partnerships in non-therapeutic applications of our technology, federal government research grants and grants awarded by research foundations. We expect to continue to incur additional operating losses for the next several years as we continue to develop our preclinical core neurology therapeutic programs and capsid engineering platform. If the time required to generate significant product revenues and achieve profitability is longer than we currently anticipate or if we are unable to generate liquidity through equity financing or other sources of funding, we may be forced to further curtail or suspend, or entirely cease, our operations.
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
We have incurred significant operating losses and negative operating cash flows since inception and have not achieved profitability. Based on our current operating plan, we estimate that our available cash, cash equivalents and marketable securities as of March 31, 2024, in combination with potential future cost reductions, will be sufficient to fund our planned operations only into the third quarter of 2024. Our financial position raises substantial doubt about our ability to continue to operate as a going concern. Our ability to continue to operate as a going concern is dependent upon our ability to raise substantial additional capital to fund our operations and support our research and development endeavors, including to progress our preclinical and clinical programs as described in our 2023 Annual Report and in this Quarterly Report. In this regard, we have been seeking, and continue to actively seek substantial additional capital, including through public or private equity or debt financing, royalty financing or other sources, such as strategic collaborations and other direct investments in our programs. Although we raised capital via a registered direct offering of common stock and accompanying warrants in March 2024, or the 2024 Registered Direct Offering, for net proceeds of approximately $21.8 million after deducting placement agents’ fees and estimated offering expenses payable by us, we will still need substantial additional capital in order to continue to operate as a going concern and fund our operations. We have been unsuccessful in securing such additional capital to date. Additional capital may not be available on acceptable terms or at all. In particular, the perception of our ability to continue to operate as a going concern may make it more difficult to obtain financing for the continuation of our operations, particularly in light of currently challenging macroeconomic and market conditions. Further, we may be unable to attract new investments as a result of the speculative nature of our newly reprioritized core neurology preclinical programs. If adequate funds are not available to us on a timely basis, or at all, we will be required to take additional actions to address our liquidity needs, including additional cost reduction measures such as further reducing operating expenses and delaying, reducing the scope of, discontinuing or altering our research and development activities, which would have a material adverse effect on our business and prospects, or we may be required to cease operations entirely, liquidate all or a portion of our assets, and/or or seek protection under the U.S. Bankruptcy Code, and you may lose all or part of your investment. If we are unable to secure additional funding in the very near term, we will likely seek protection under the U.S.

Bankruptcy Code. We have explored, and continue to explore, whether filing for bankruptcy protection is in the best interest of our Company and our stakeholders.
In April 2023, we announced a restructuring of operations and a reduction in force and a significant reduction in our internal manufacturing and allogeneic research footprints in California, or the April 2023 Restructuring, and in November 2023, we announced a further restructuring of operations and reduction in force, or the November 2023 Restructuring, including a strategic transformation to focus resources on our proprietary neurology-focused epigenetic regulation programs and AAV capsid delivery technology and move all U.S. operations, including our headquarters, to our Richmond, California facility. On March 1, 2024, our board of directors approved the wind-down of our operations in France and closure of our facility in Valbonne France by the end of 2024, or the France Restructuring. While we expect the April 2023 Restructuring, November 2023 Restructuring and France Restructuring to be complete by the third quarter of 2024, the second quarter of 2024 and the fourth quarter of 2024, respectively, we may also incur other charges or cash expenditures not currently contemplated due to events that may occur as a result of, or associated with, each of the restructurings. In addition, we may not achieve the expected benefits of these cost reduction measures and other cost reduction plans on the anticipated timeline, or at all, or we may use our available capital more quickly than we expect, which could otherwise accelerate our liquidity needs and could force us to further curtail or suspend, or entirely cease, our operations. Moreover, we have historically relied in part on collaboration partners to provide funding for and otherwise advance our preclinical and clinical programs. However, in June 2022, our collaboration agreement with Sanofi terminated, in June 2023 our collaboration agreements with Biogen and Novartis terminated, and our collaboration agreement with Kite expired pursuant to its terms in April 2024. While we may identify new collaboration partners who can progress some of the programs that were the subject of these collaborations as well as our Fabry disease, STAC-BBB and modular integrase programs, we have not yet been, and may never be, successful in doing so in a timely manner, on acceptable terms or at all, and we may otherwise fail to raise sufficient additional capital in order to progress these and our other programs ourselves, in which case, we will not receive any return on our investments in these programs. In any event, we need substantial additional funding in order to progress the programs that were the subject of these collaborations as well as our Fabry disease, STAC-BBB and modular integrase programs, and to advance our core neurology programs and otherwise execute on our current operating plan.
If we raise additional capital through public or private equity offerings, including sales pursuant to our at-the-market offering program with Jefferies LLC, the ownership interest of our existing stockholders will be diluted, and such dilution may be substantial given our current stock price decline. For example, in the 2024 Registered Direct Offering, we issued 24,761,905 shares of common stock, pre-funded warrants to purchase 3,809,523 shares of common stock and accompanying warrants to purchase an aggregate of 28,571,428 shares of common stock at a price per share of common stock (or pre-funded warrant in lieu thereof) and accompanying warrant of $0.84 per share. In addition, the terms of any new equity securities we may issue may have a preference over, and include rights superior to, our common stock. If we raise additional capital through royalty financings or other collaborations, strategic alliances or licensing arrangements with third parties, we may need to relinquish certain valuable rights to our product candidates, technologies, future revenue streams or research programs or grant licenses on terms that may not be favorable. If we raise additional capital through debt financing, we may be subject to specified financial covenants or covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or pursuing certain transactions, any of which could restrict our ability to commercialize our product candidates or operate as a business.
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
Based on our current operating plan, our cash, cash equivalents and marketable securities as of March 31, 2024 are expected to allow us to meet our liquidity requirements only into the third quarter of 2024. Although we completed the 2024 Registered Direct Offering, we have continued to actively seek, substantial additional capital, including through public or private equity or debt financing, royalty financing or other sources, such as strategic collaborations and other direct investments in our programs, and we have been unsuccessful in securing any such additional capital to date. As a result, we have explored, and continue to explore, whether filing for bankruptcy protection is in the best interest of our Company and our stakeholders. In the event we file for relief under the U.S. Bankruptcy Code, our operations, our ability to develop our product candidates and execute on our operating plan, and our ability to continue as a going concern will be subject to the risks and uncertainties associated with bankruptcy proceedings, including, among others: our ability to execute, confirm and consummate a plan of reorganization; the additional, significant costs of bankruptcy proceedings and related fees; our ability to obtain sufficient financing to allow us to emerge from bankruptcy and execute our business plan thereafter, and our ability to comply with terms and conditions of any such financing; our ability to continue our operations in the ordinary course; our ability to maintain our relationships with our collaborators, counterparties, employees and other third parties; our ability to obtain, maintain or renew contracts that are critical to our operations on reasonably acceptable terms and conditions or at all; our ability to attract, motivate and retain key employees; the ability of third parties to use certain provisions of the U.S. Bankruptcy Code to terminate contracts without first seeking Bankruptcy Court approval; the ability of third parties to seek and obtain court approval to terminate or shorten the exclusivity period for us to propose and confirm a plan of reorganization, to appoint a trustee, or to convert a proceeding under Chapter 11 of the U.S. Bankruptcy Code to a proceeding under Chapter 7 of the U.S. Bankruptcy Code; and the actions and decisions of our stakeholders and other third parties who have interests in our bankruptcy proceedings that may be inconsistent with our operational and strategic plans. Any delays in our bankruptcy proceedings would increase the risks that we may not be able to reorganize our business and emerge from bankruptcy proceedings and may increase our costs associated with the bankruptcy process or result in prolonged operational disruption. In addition, we would need the prior approval of the Bankruptcy Court for transactions outside the ordinary course of business during the course of any bankruptcy proceedings, which may limit our ability to respond timely to certain events or take advantage of certain opportunities. Because of the risks and uncertainties associated with any bankruptcy proceedings, we cannot accurately predict or quantify the ultimate impact of events that could occur during any such proceedings. There can be no guarantees that if we seek protection under the U.S. Bankruptcy Code, we will emerge from any such proceedings as a going concern or that holders of our common stock will receive any recovery from any bankruptcy proceedings.
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
We test goodwill, indefinite-lived intangible assets and long-lived assets for impairment annually or more frequently if changes in circumstances or the occurrence of events suggest impairment exists. Any significant change in market conditions, including fluctuations in our stock price, that indicates a reduction in carrying value may give rise to impairment in the period that the change becomes known. For example, during the year ended December 31, 2023 and the three months ended March 31, 2024, we recognized impairment charges of $155.0 million and $4.3 million, respectively. We have fully impaired our goodwill and indefinite-lived intangible assets and have significantly impaired our long-lived assets. The Company will continue to assess whether its long-lived assets are impaired in future periods. As the Company finalizes the wind-down of its France operations and corresponding reduction in force of all France employees, as well as the closure of its Brisbane facility, it is reasonably possible that additional impairment charges will be recognized, for example, if sublease rates of leased facilities or selling prices of the assets held for sale are less than those estimated. For additional information regarding these impairment charges, see Note 6 – Impairment of Goodwill and Long-lived Assets in the accompanying notes to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
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
Our common stock is currently listed on the Nasdaq Global Select Market, which has minimum requirements that a company must meet in order to remain listed. These requirements include maintaining a minimum closing bid price of $1.00 per share, which closing bid price cannot fall below $1.00 per share for a period of more than 30 consecutive trading days, or the Bid Price Requirement. On April 24, 2024, we received a deficiency notice, or the Notice, from the Listing Qualifications Staff, or the Staff of Nasdaq notifying us that, for the last 30 consecutive business days, the bid price of our common stock had closed below $1.00 per share, thereby failing to satisfy the Bid Price Requirement set forth in the continued listing requirements of Nasdaq Listing Rule 5450(a)(1). The Notice has no immediate effect on the listing of our common stock on the Nasdaq Global Select Market. In accordance with Nasdaq Listing Rule 5810(c)(3)(A), we have 180 calendar days, or until October 21, 2024, to regain compliance with the Bid Price Requirement by having shares of our common stock maintain a minimum closing bid price of at least $1.00 per share for a minimum of 10 consecutive trading days. In the event we do not regain compliance with the Bid Price Requirement prior to the expiration of the compliance period, unless Nasdaq exercises its discretion to extend this period, our common stock may be subject to a delisting action by Nasdaq.
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
ITEM  2.    UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS, AND ISSUER PURCHASES OF EQUITY SECURITIES
None.
ITEM  3.    DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM  4.    MINE SAFETY DISCLOSURES
Not applicable.
ITEM  5.    OTHER INFORMATION
None.

ITEM  6.    EXHIBITS

Exhibit number		Description of Document
3.1		Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.3 to the Company’s Current Report on Form 8-K filed June 2, 2023).

3.2		Fifth Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed December 19, 2022).

4.1		Form of Pre-Funded Warrant to Purchase Common Stock (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed on March 25, 2024).

4.2		Form of Warrant to Purchase Common Stock (incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K filed on March 25, 2024).

10.1+		Second Amendment to Lease Agreement between the Company and PPF OFF 7000 Marina Boulevard LP dated February 5, 2024.

10.2
Form of Securities Purchase Agreement, dated March 21, 2024 by and among Sangamo Therapeutics, Inc. and the purchasers party thereto (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on March 25, 2024).

31.1+		Rule 13a — 14(a) Certification of Principal Executive Officer.

31.2+		Rule 13a — 14(a) Certification of Principal Financial Officer.

32.1+	*	Certifications Pursuant to 18 U.S.C. Section 1350.

101.INS		XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH		Inline XBRL Taxonomy Extension Schema Document

101.CAL		Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF		Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB		Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE		Inline XBRL Taxonomy Extension Presentation Linkbase Document

104		The cover page from Sangamo’s Quarterly Report on Form 10-Q for the three months ended March 31, 2024 is formatted in Inline XBRL and it is contained in Exhibit 101
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
Dated: May 9, 2024

SANGAMO THERAPEUTICS, INC.

/s/ ALEXANDER D. MACRAE
Alexander D. Macrae
President and Chief Executive Officer
(Principal Executive Officer)

/s/ PRATHYUSHA DURAIBABU
Prathyusha Duraibabu
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)