Form 10-Q
period 2024-06-30
SANGAMO THERAPEUTICS, INC
filed 2024-08-06
CIK 1001233

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________
FORM 10-Q
________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐     No   ☒
As of August 2, 2024, 208,220,670 shares of the issuer’s common stock, par value $0.01 per share, were outstanding.

INDEX
SANGAMO THERAPEUTICS, INC.
Unless otherwise indicated or the context suggests otherwise, references in this Quarterly Report on Form 10-Q, or Quarterly Report, to “Sangamo,” “the Company,” “we,” “us,” and “our” refer to Sangamo Therapeutics, Inc. and our subsidiaries, including Sangamo Therapeutics France S.A.S. and Sangamo Therapeutics UK Ltd.
Any third-party trade names, trademarks and service marks appearing in this Quarterly Report are the property of their respective holders. Solely for convenience, trademarks and trade names referred to in this Quarterly Report may appear without the ® or TM symbols, but such references are not intended to indicate in any way that the Company will not assert, to the fullest extent under applicable law, its rights or the rights of the applicable licensor to these trademarks and trade names. The Company does not intend its use or display of other entities’ trade names, trademarks or service marks to imply a relationship with, or endorsement or sponsorship of the Company by, any other entity.

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
•our ability to continue to operate as a going concern, including our estimate that our available cash and cash equivalents as of June 30, 2024, in combination with potential future cost reductions, will not be sufficient to fund our planned operations for one year from the issuance date of the Condensed Consolidated Financial Statements included in Part I, Item 1, “Financial Statements and Supplementary Data” of this Quarterly Report on Form 10-Q;
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
•the potential of our adeno-associated virus, or AAV, capsid delivery platform;
•our ability to realize the expected benefits of the global epigenetic regulation and capsid delivery license agreement with Genentech, a member of the Roche group, including but not limited to the receipt and timing of the upfront license fee and our completion of the requisite technology transfer in order to receive an expected near-term milestone payment;
•our ability to establish and maintain collaborations and strategic partnerships and realize the expected benefits of such arrangements, including our ability to find a collaboration partner for our Fabry disease gene therapy program, and Pfizer’s continued advancements of the giroctocogene fitelparvovec program, including the potential for Pfizer to complete clinical development, regulatory interactions, manufacturing and global commercialization of any resulting products;
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
•We are a biotechnology company with a reprioritized preclinical focus and no approved products or product revenues. Our success depends substantially on results of preclinical studies and clinical trials demonstrating safety and efficacy of our product candidates to the satisfaction of applicable regulatory authorities. Obtaining positive clinical trial results and regulatory approvals is expensive, lengthy, challenging and unpredictable and may never occur for any product candidates.
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

PART I. FINANCIAL INFORMATION
ITEM  1.    FINANCIAL STATEMENTS
SANGAMO THERAPEUTICS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited; in thousands)

	June 30, 2024	December 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$27,786	$45,204
Marketable securities	—	35,798
Accounts receivable	581	923
Prepaid expenses and other current assets	11,708	12,403
Total current assets	40,075	94,328
Property and equipment, net	20,619	26,874
Operating lease right-of-use assets	18,672	25,991
Refundable research income tax credits and other non-current assets	13,648	16,627
Restricted cash	—	1,500
Total assets	$93,014	$165,320
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$17,590	$15,259
Accrued compensation and employee benefits	5,655	8,918
Other accrued liabilities	15,760	23,554
Total current liabilities	39,005	47,731
Long-term portion of lease liabilities	29,097	33,515
Other non-current liabilities	1,222	1,187
Total liabilities	69,324	82,433
Commitments and contingencies
Stockholders’ equity:
Preferred stock	—	—
Common stock	2,082	1,781
Additional paid-in capital	1,519,084	1,492,077
Accumulated deficit	(1,491,593)	(1,406,376)
Accumulated other comprehensive loss	(5,883)	(4,595)
Total stockholders’ equity	23,690	82,887
Total liabilities and stockholders’ equity	$93,014	$165,320
See accompanying Notes to Condensed Consolidated Financial Statements.

SANGAMO THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited; in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenues	$356	$6,835	$837	$164,792
Operating expenses:
Research and development	24,223	63,046	60,114	126,262
General and administrative	12,045	16,014	23,812	34,150
Impairment of long-lived assets	1,172	—	5,521	20,433
Impairment of goodwill and indefinite-lived intangible assets	—	51,347	—	89,485
Total operating expenses	37,440	130,407	89,447	270,330
Loss from operations	(37,084)	(123,572)	(88,610)	(105,538)
Interest and other income, net	1,030	2,802	3,565	6,095
Loss before income taxes	(36,054)	(120,770)	(85,045)	(99,443)
Income tax expense (benefit)	74	(6,264)	172	(6,070)
Net loss	$(36,128)	$(114,506)	$(85,217)	$(93,373)
Basic and diluted net loss per share	$(0.18)	$(0.66)	$(0.44)	$(0.54)
Shares used in computing basic and diluted net loss per share	203,946	174,325	194,049	171,445

See accompanying Notes to Condensed Consolidated Financial Statements.

SANGAMO THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited; in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net loss	$(36,128)	$(114,506)	$(85,217)	$(93,373)
Foreign currency translation adjustment	(313)	80	(1,293)	2,125
Net pension gain (loss)	231	—	238	(3)
Unrealized (loss) gain on marketable securities, net of tax	—	(258)	(233)	346
Comprehensive loss	$(36,210)	$(114,684)	$(86,505)	$(90,905)
See accompanying Notes to Condensed Consolidated Financial Statements.

SANGAMO THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited; in thousands, except share amounts)

	Three Months Ended June 30, 2024
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount
Balances at March 31, 2024	203,686,086	$2,037	$1,515,926	$(1,455,465)	$(5,801)	$56,697
Issuance of common stock upon exercise of pre-funded warrants	3,809,523	38	33	—	—	71
Issuance of common stock upon exercise of stock options and vesting of restricted stock units, net of tax	326,045	3	(82)	—	—	(79)
Issuance of common stock under employee stock purchase plan	379,486	4	142	—	—	146
Stock-based compensation	—	—	3,065	—	—	3,065
Foreign currency translation adjustment	—	—	—	—	(313)	(313)
Net pension gain	—	—	—	—	231	231
Net loss	—	—	—	(36,128)	—	(36,128)
Balances at June 30, 2024	208,201,140	$2,082	$1,519,084	$(1,491,593)	$(5,883)	$23,690

	Six Months Ended June 30, 2024
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount
Balances at December 31, 2023	178,133,548	$1,781	$1,492,077	$(1,406,376)	$(4,595)	$82,887
Issuance of common stock, net of offering expenses	24,761,905	248	21,540	—	—	21,788
Issuance of common stock upon exercise of pre-funded warrants	3,809,523	38	33	—	—	71
Issuance of common stock upon exercise of stock options and vesting of restricted stock units, net of tax	1,116,678	11	(492)	—	—	(481)
Issuance of common stock under employee stock purchase plan	379,486	4	142	—	—	146
Stock-based compensation	—	—	5,784	—	—	5,784
Foreign currency translation adjustment	—	—	—	—	(1,293)	(1,293)
Net pension gain	—	—	—	—	238	238
Net unrealized loss on marketable securities, net of tax	—	—	—	—	(233)	(233)
Net loss	—	—	—	(85,217)	—	(85,217)
Balances at June 30, 2024	208,201,140	$2,082	$1,519,084	$(1,491,593)	$(5,883)	$23,690

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

See accompanying Notes to Condensed Consolidated Financial Statements.

SANGAMO THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; in thousands)

	Six Months Ended June 30,
	2024	2023
Operating Activities:
Net loss	$(85,217)	$(93,373)
Adjustments to reconcile net loss to net cash used in operating activities:
Impairment of long-lived assets	5,521	20,433
Depreciation and amortization	2,648	7,745
Accretion of discount on marketable securities	(273)	(1,865)
Amortization in operating lease right-of-use assets	2,451	4,018
Stock-based compensation	5,784	15,067
Other non-cash adjustments	(103)	—
Impairment of goodwill and indefinite-lived intangible assets	—	89,485
Deferred income tax benefit	—	(6,377)
Net changes in operating assets and liabilities:
Interest receivable	370	(425)
Accounts receivable	342	962
Prepaid expenses and other assets	3,565	5,548
Accounts payable and other accrued liabilities	(4,654)	(3,101)
Accrued compensation and employee benefits	(3,195)	(8,450)
Lease liabilities	(2,822)	(2,455)
Other non-current liabilities	36	61
Deferred revenues	—	(154,284)
Net cash used in operating activities	(75,547)	(127,011)
Investing Activities:
Purchases of marketable securities	—	(52,112)
Maturities of marketable securities	1,110	146,048
Sales of marketable securities	34,730	—
Sales of assets classified as held for sale	127	—
Purchases of property and equipment	—	(15,740)
Net cash provided by investing activities	35,967	78,196
Financing Activities:
Proceeds from issuance of common stock, net of offering expenses	21,924	—
Proceeds from at-the-market offering, net of offering expenses	—	15,105
Taxes paid related to net share settlement of equity awards	(481)	(1,303)
Proceeds from issuance of common stock under employee stock purchase plan	146	719
Net cash provided by financing activities	21,589	14,521
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(927)	680
Net (decrease) increase in cash, cash equivalents, and restricted cash	(18,918)	(33,614)
Cash, cash equivalents, and restricted cash, beginning of period	46,704	101,944
Cash, cash equivalents, and restricted cash, end of period	$27,786	$68,330
Supplemental cash flow disclosures:
Property and equipment included in unpaid liabilities	$433	$4,909
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
Basis of Presentation
The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in conformity with generally accepted accounting principles in the United States of America (“U.S. GAAP”) for interim financial information and pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of these financial statements for the periods presented have been included. Operating results for the three and six months ended June 30, 2024 are not necessarily indicative of the results that may be expected for the year ending December 31, 2024. The Condensed Consolidated Balance Sheet data at December 31, 2023 was derived from the audited Consolidated Financial Statements included in Sangamo’s Annual Report on Form 10-K for the year ended December 31, 2023 (the “2023 Annual Report”) as filed with the SEC on March 13, 2024.
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
Liquidity, Going Concern, and Capital Resources
Sangamo is currently working on a number of long-term development projects that involve experimental technologies. The projects will require several years and substantial expenditures to complete and ultimately may be unsuccessful. In recent years, the Company’s operations have been funded primarily through collaborations and strategic partnerships, research grants and from the issuance of equity securities. As of June 30, 2024, the Company had capital resources of $27.8 million consisting of cash and cash equivalents. On August 2, 2024, the Company entered into a global epigenetic regulation and capsid delivery license agreement (the “Genentech Agreement”) with Genentech, a member of the Roche Group (“Genentech”), under which the Company is entitled to receive a $40.0 million upfront license fee on or around the end of August 2024 and is eligible to earn a $10.0 million milestone payment after the completion of technology transfer activities.
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
The Company’s history of significant losses, its negative cash flows from operations, its limited liquidity resources currently on hand, and its dependence on additional financing to fund its operations after the current resources are exhausted raise substantial doubt about its ability to continue to operate as a going concern within one year after the date that the Condensed Consolidated Financial Statements are issued. Based on the Company’s current operating plan, its cash and cash equivalents as of June 30, 2024, together with the aggregate of $50.0 million in upfront license fees and milestone payments that the Company expects to receive from Genentech in the near term (the “Genentech Payments”), are expected to allow the Company to meet its liquidity requirements only into the first quarter of 2025, which is less than one year following the date these Condensed Consolidated Financial Statements are issued.
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
Revenues from collaboration and license agreements for the three and six months ended June 30, 2024 were not material. Revenues from collaboration and license agreements as a percentage of total revenues for the three and six months ended June 30, 2023 were as follows:

	Three Months Ended June 30,	Six Months Ended June 30,
	2023	2023
Novartis Institutes for BioMedical Research, Inc.	35%	7%
Biogen MA, Inc.	32%	82%
Kite Pharma, Inc.	18%	8%
Other license agreements	15%	3%
Impairment
The Company evaluates the carrying value of long-lived assets, which include property and equipment, leasehold improvements and right-of-use assets, for impairment whenever events or changes in circumstances indicate that the carrying amounts of the asset may not be fully recoverable. If a change in circumstance occurs that indicates long-lived assets may be impaired, the Company performs a test of recoverability by comparing the carrying value of the asset or asset group to its undiscounted expected future cash flows. The long-lived asset evaluation is performed at the asset group level, i.e., the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. The Company reassesses the composition of its asset groups whenever there are changes in its operations that affect whether the cash flows associated with assets included in asset groups are largely independent. If the impairment review indicates that the carrying amount of an asset group is not recoverable, an impairment loss is measured as the amount by which the carrying amount of an asset group exceeds its fair value. Any impairment loss is allocated to the long-lived assets of the group on a pro rata basis using the relative carrying amounts of those assets, except that the carrying amount of an individual asset shall not be reduced below its fair value.
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
During a portion of the six months ended June 30, 2023, the Company had goodwill and indefinite-lived intangible assets (IPR&D). These assets were written off in full as the Company recognized impairment losses during the six months ended June 30, 2023, see Note 6 – Impairment and Write-Down of Assets Held For Sale.
Cash, Cash Equivalents, and Restricted Cash
Sangamo considers all highly liquid investments purchased with original maturities of three months or less at the purchase date to be cash equivalents. Cash and cash equivalents consist of cash, deposits in money market accounts and U.S. government-sponsored entity debt securities. Restricted cash consisted of a letter of credit for $1.5 million, representing a deposit for the lease of office and research and development laboratory facilities in Brisbane, California.

A reconciliation of cash, cash equivalents, and restricted cash reported within the accompanying Condensed Consolidated Balance Sheets to the amounts reported within the accompanying Condensed Consolidated Statements of Cash Flows is as follows (in thousands):

	June 30, 2024	December 31, 2023	June 30, 2023	December 31, 2022
Cash and cash equivalents	$27,786	$45,204	$66,830	$100,444
Non-current restricted cash	—	1,500	1,500	1,500
Cash, cash equivalents, and restricted cash as reported within the Condensed Consolidated Statements of Cash Flows	$27,786	$46,704	$68,330	$101,944
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

If financial instruments, such as warrants, are not required to be classified as liabilities under ASC 480, the Company assesses whether such instruments are indexed to the Company’s own stock under ASC 815-40. In order for an instrument to be considered indexed to an entity’s own stock, its settlement amount must always equal the difference between the following: (a) the fair value of a fixed number of the Company’s equity shares, and (b) a fixed monetary amount or a fixed amount of a debt instrument issued by the Company. Certain adjustments to this amount are allowed, if they are based on non-levered inputs into the fair value of a fixed price/fixed consideration-option.
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

The Company had no cash equivalents or marketable securities as of June 30, 2024. The fair value measurements of the Company’s cash equivalents and marketable securities as of December 31, 2023 are identified at the following levels within the fair value hierarchy (in thousands):

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

NOTE 3—CASH EQUIVALENTS AND MARKETABLE SECURITIES
The Company had no cash equivalents or marketable securities as of June 30, 2024. The table below summarizes the Company’s cash equivalents and marketable securities as of December 31, 2023 (in thousands):

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
Realized gains and losses on the sales of investments were not material during the three and six months ended June 30, 2024. There were no realized gains and losses on the sales of investments during the three and six months ended June 30, 2023. Total unrealized gains for securities with net gains in accumulated other comprehensive loss were not material during the three and six months ended June 30, 2024 and 2023.
The Company manages credit risk associated with its investment portfolio through its investment policy, which limits purchases to high-quality issuers and also limits the amount of its portfolio that can be invested in a single issuer. The Company did not record an allowance for credit losses related to its marketable securities for the three and six months ended June 30, 2024 and 2023.
The Company had no unrealized losses related to its marketable securities for the three and six months ended June 30, 2024. The Company had no material unrealized losses related to its marketable securities for the three and six months ended June 30, 2023. The Company had no material unrealized losses, individually and in the aggregate, for marketable securities that were in a continuous unrealized loss position for greater than 12 months as of June 30, 2024 and December 31, 2023. These unrealized losses were not attributed to credit risk and were associated with changes in market conditions. The Company periodically reviews its marketable securities for indications of credit losses. No significant facts or circumstances had arisen to indicate that there had been any significant deterioration in the creditworthiness of the issuers of the securities held by the Company. Based on the Company’s review of these securities, the Company determined that no allowance for credit losses related to its marketable securities was required at either June 30, 2024 or December 31, 2023.
For the periods the Company had investment in debt securities, the Company also considered whether it was more likely than not that the Company will be required to sell the debt securities before recovery of their amortized cost basis. No impairment charges were recorded during the three months ended June 30, 2024 and 2023.
NOTE 4—BASIC AND DILUTED NET LOSS PER SHARE
Basic net loss per share has been computed by dividing net loss by the weighted-average number of shares of common stock outstanding during the period. Diluted net loss per share is calculated by dividing net loss by the weighted-average number of shares of common stock plus potentially dilutive securities outstanding during the period. Potential shares of common stock exercisable for little or no consideration are included in both basic and diluted weighted-average number of shares of common stock outstanding. During the three and six months ended June 30, 2024, both basic and diluted weighted-average number of shares outstanding were 203.9 million and 194.0 million shares, respectively, and included pre-funded warrants to purchase 3,809,523 shares of common stock with an exercise price of $0.01 per share. These warrants were exercised during the three months ended June 30, 2024.
Warrants to purchase shares of common stock, with the exercise price of $1.00 per share, entitle holders to participate in dividends but are not required to absorb losses incurred and as a result were excluded from basic net loss per share calculations during the three and six ended June 30, 2024. The computation of diluted net loss per share for the three and six ended June 30, 2024 excluded 53.1 million shares subject to stock options, restricted stock units outstanding, warrants to purchase common stock, and the employee stock purchase plan shares reserved for issuance because their inclusion would have had an anti-dilutive effect on diluted net loss per share. The computation of diluted net loss per share for the three and six months ended June 30, 2023 excluded 24.3 million shares subject to stock options, restricted stock units outstanding, and the employee stock purchase plan shares reserved for issuance because their inclusion would have had an anti-dilutive effect on diluted net loss per share.
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
The Company assessed the agreement with Pfizer in accordance with ASC Topic 606 and concluded that Pfizer was a customer. The Company completed its performance obligations and recognized the amounts included in the transaction price of $134.0 million during the periods through December 31, 2020. No revenue was recognized during the three and six months ended June 30, 2024 and 2023. The remaining development, intellectual property and regulatory milestone amounts have not been included in the transaction price and have not been recognized as their achievement is dependent on the progress and outcomes of Pfizer’s development activities and is therefore uncertain. If and when these milestones become probable of being achieved, they will be recognized in full at that time. Sales milestones and royalties are not recognized until triggered based on the contractual terms.
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
Subject to the terms of this agreement, the Company granted Pfizer (now Alexion) an exclusive, royalty-bearing, worldwide license under the Company’s relevant patents and know-how to develop, manufacture and commercialize gene therapy products that use resulting ZF-transcriptional regulators that satisfy pre-agreed criteria. During a specified period, neither the Company nor Alexion are permitted to research, develop, manufacture or commercialize outside of the collaboration any zinc finger proteins (“ZFPs”) that specifically bind to the C9ORF72 gene.
Unless earlier terminated, the agreement has a term that continues on a per licensed product and per country basis until the later of (i) the expiration of patent claims that cover the licensed product in a country, (ii) the expiration of regulatory exclusivity for a licensed product in a country, and (iii) 15 years after the first commercial sale of a licensed product in a major market country. Alexion also has the right to terminate the agreement without cause in its entirety or on a per product or per country basis. The agreement may also be terminated by either party based on an uncured material breach by the other party or the bankruptcy of the other party. Upon termination for any reason, the license granted by the Company to Alexion to develop, manufacture and commercialize licensed products under the agreement would automatically terminate. Upon termination by the Company for cause or by Alexion without cause for any licensed product or licensed products in any country or countries, the Company would have the right to negotiate with Alexion to obtain a non-exclusive, royalty-bearing license under certain technology controlled by Alexion to develop, manufacture and commercialize the licensed product or licensed products in the terminated country or countries.
Following any termination by the Company for Alexion’s material breach, Alexion would not be permitted to research, develop, manufacture or commercialize ZFPs that specifically bind to the C9ORF72 gene for a period of time. Following any termination by Alexion for the Company’s material breach, the Company would not be permitted to research, develop, manufacture or commercialize ZFPs that specifically bind to the C9ORF72 gene for a period of time.
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
The Company assessed the agreement with Alexion in accordance with ASC Topic 606 and concluded that Alexion was a customer. The Company completed its performance obligations and recognized the amounts included in the transaction price of $17.0 million during the periods through December 31, 2020. No revenue was recognized during the three and six months ended June 30, 2024 and 2023. The remaining development milestone amounts have not been included in the transaction price and have not been recognized as their achievement is dependent on the progress and outcomes of Alexion’s development activities and is therefore uncertain. If and when these milestones become probable of being achieved, they would be recognized in full at that time. Sales related milestones and royalties are not recognized until triggered based on the contractual terms.
In October 2023, Pfizer notified the Company of Pfizer’s assignment of the collaboration and license agreement to Alexion, AstraZeneca Rare Disease, pursuant to a definitive purchase and license agreement for preclinical gene therapy assets and enabling technologies that closed on September 20, 2023.
Other Collaboration and License Agreements
During the three and six months ended June 30, 2024, the Company had a collaboration and license agreement with Kite and certain other license agreements. During the three and six months ended June 30, 2023, in addition to the agreement with

Kite, the Company had collaboration and license agreements with Novartis Institutes for BioMedical Research, Inc. (“Novartis”), and Biogen MA, Inc. (“Biogen”). These collaboration agreements were designed for the research, development, and commercialization of various potential therapy products, including potential engineered cell therapies for cancer and gene regulation therapies to treat neurodevelopmental disorders and diseases. The collaboration agreements with Novartis and Biogen were both terminated effective June 2023. The Company’s services under the Kite collaboration agreement were completed during the year ended December 31, 2023, and the agreement expired pursuant to its terms in April 2024.
The Company assessed each of these collaboration agreements in accordance with ASC Topic 606, concluding Kite, Novartis and Biogen were customers.
Revenues recognized under these agreements were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenue related to Kite agreement:
Recognition of license fee fixed consideration	$—	$1,110	$—	$12,550
Research services variable consideration	—	121	—	989
Total	$—	$1,231	$—	$13,539

Revenue related to Novartis agreement:
Recognition of upfront license fee	$—	$1,872	$—	$9,568
Research services	—	554	—	2,613
Total	$—	$2,426	$—	$12,181

Revenue related to Biogen agreement:
Recognition of license and other fixed consideration	$—	$1,535	$—	$132,165
Cost-sharing payments for research services, net variable consideration	—	669	—	2,341
Total	$—	$2,204	$—	$134,506

Revenue from other license agreements	$356	$974	$837	$4,566
Total revenue	$356	$6,835	$837	$164,792
As of June 30, 2024 and December 31, 2023, the Company had no material receivables, no deferred revenue, and no amounts included in transaction price remaining to be recognized related to any license and collaboration agreements.
NOTE 6—IMPAIRMENT AND WRITE-DOWN OF ASSETS HELD FOR SALE
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
Six months ended June 30, 2024
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
During the three months ended June 30, 2024, the Company faced a sustained decline in its stock price and related market capitalization, and continued the France Restructuring, and activities related to the closure of its facility in Brisbane, California. There was also a decline in the market rates for facility subleases in Brisbane, California, indicating the carrying values of right of use and leasehold improvement assets could be impaired. As such, the Company reassessed its long-lived assets for impairment as of June 30, 2024.
The Company concluded there were indicators of impairment for the Brisbane and Valbonne facility lease asset groups, and further established that the carrying values of these asset groups were not recoverable. The Company proceeded to determine their fair values using a discounted cash flow method, which represents a level 3 nonrecurring fair value measurement. As a result, the Company recognized pre-tax long-lived asset impairment charges of $0.9 million on the right-of-use assets and $0.1 million on the related leasehold improvements during the three months ended June 30, 2024.
The Company also reassessed the fair value of assets held for sale as of June 30, 2024 and recorded an additional charge to write-down the carrying value of these assets by $0.1 million. Assets held for sale are included within prepaid expenses and other current assets on the Company’s Condensed Consolidated Balance Sheet as of June 30, 2024. The fair value measurement represents a level 3 nonrecurring fair value measurement. The loss is included in impairment of long-lived assets in the accompanying Condensed Consolidated Statements of Operations. The sale of these assets is expected to occur within one year, either collectively or separately.
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
Six months ended June 30, 2023
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
During the three months ended June 30, 2023, the Company’s stock price and the related market capitalization continued to decline. In April 2023, the Company announced a restructuring of operations and a corresponding reduction in force. The Company also initiated discussions around several actions aimed at reducing costs, preserving liquidity and improving operational performance metrics, including deferral and reprioritization of certain research and development programs, further reduction in force, and closing or downsizing its facilities.
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
The Company concluded that the amendment represented a lease modification to be accounted for as a single contract with the existing lease under ASC Topic 842, Leases, and remeasured its lease liability using the current incremental borrowing rate of 9.6%, and recorded an adjustment to reduce both the lease liability and the corresponding right-of-use asset by $1.9 million as of the lease modification date.
The Company and the landlord subsequently in May 2024 extended the deadline for replenishing the letter of credit to September 30, 2024, the effect of which had no material impact to the Company's financial statements.
NOTE 8—STOCK-BASED COMPENSATION
The following table shows total stock-based compensation expense recognized in the accompanying Condensed Consolidated Statements of Operations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Research and development	$1,323	$3,887	$2,708	$8,760
General and administrative	1,742	2,903	3,076	6,307
Total stock-based compensation expense	$3,065	$6,790	$5,784	$15,067

NOTE 9—STOCKHOLDERS’ EQUITY
Common Stock
The Company’s common stock authorized for issuance was 960,000,000 shares and 640,000,000 shares as of June 30, 2024 and December 31, 2023, respectively.
At-the-Market Offering Agreement
In August 2020, the Company entered into an Open Market Sale Agreement℠ with Jefferies LLC (“Jefferies”) with respect to an at-the-market offering program under which the Company may offer and sell, from time to time at its sole discretion, shares of the Company’s common stock having an aggregate offering price of up to $150.0 million through Jefferies as the Company’s sales agent or principal. In December 2022, the Company entered into Amendment No. 2 to the Open Market Sale Agreement℠ which increased the aggregate offering price under the at-the-market offering program by an additional $175.0 million. Approximately $194.5 million remained available under the sales agreement as of June 30, 2024. The Company is not obligated to sell any shares under the sales agreement. No shares were sold under the sales agreement during the three and six months ended June 30, 2024. During the three and six months ended June 30, 2023, the Company sold 4,286,831 and 8,249,261 shares of its common stock under the sales agreement for net proceeds of approximately $5.4 million and $15.1 million, respectively.
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
Barclays Capital Inc. and Cantor Fitzgerald & Co. (the “Placement Agents”) acted as the placement agents for the offering, pursuant to a Placement Agency Agreement, dated March 21, 2024 (the “Placement Agreement”). Pursuant to the Placement Agreement, the Company paid the Placement Agents a cash placement fee equal to 6.0% of the aggregate gross proceeds raised in the Registered Direct Offering.
The Company received aggregate net proceeds from the Registered Direct Offering of $21.9 million, net of the Placement Agents’ fees of $1.4 million and other offering costs of $0.7 million.
Common Warrants and pre-funded warrants were determined to be equity-classified and proceeds received from their issuance were recorded as a component of stockholders’ equity within additional paid-in capital. The Company determined that the warrants should be equity classified because they are freestanding financial instruments, do not embody an obligation for the Company to repurchase its shares, do not contain exercise contingencies tied to observable markets or indices, permit the holders to receive a fixed number of shares of common stock upon exercise in exchange for a fixed amount of consideration, subject only to adjustments that are inputs to the fair value of a fixed price/fixed consideration-option, and meet the equity classification criteria. The Common Warrants had not been exercised and remained outstanding as of June 30, 2024. The pre-funded warrants were exercised in full on April 8, 2024 and the Company issued an aggregate of 3,809,523 shares of common stock at an exercise price of $0.01.
NOTE 10—RESTRUCTURING CHARGES
April 2023 Restructuring
On April 26, 2023, the Company executed a restructuring of operations and a corresponding reduction in workforce (the “April 2023 Restructuring”), designed to reduce costs and increase focus on certain strategic priorities. The April 2023 Restructuring resulted in the elimination of approximately 110 roles, including 55 full-time employees and 55 contracted employees and eliminated open positions, in the United States, or approximately 23% of the total United States workforce as of April 26, 2023, and included one-time severance payments and other employee-related costs, including additional vesting of service-based stock compensation awards. The Company had estimated that it will incur $5.0 million in expenses related to employee severance and notice period payments, benefits and related restructuring charges for the April 2023 Restructuring. No expenses related to the April 2023 Restructuring were incurred during the three and six months ended June 30, 2024. The Company incurred approximately $5.0 million of expenses related to the April 2023 Restructuring in the three and six months ended June 30, 2023, of which $3.8 million is included in research and development expense and $1.2 million is included in general and administrative expense in the accompanying Condensed Consolidated Statements of Operations. The Company expects the April 2023 Restructuring and the cash payments related to the April 2023 Restructuring to be substantially complete by the third quarter of 2024.
November 2023 Restructuring
On November 1, 2023, the Company executed a restructuring of operations and a corresponding reduction in workforce (the “November 2023 Restructuring”), designed to reduce costs and advance its strategic transformation into a neurology-focused genomic medicine company. The November 2023 Restructuring resulted in the elimination of approximately 162 roles, including 108 full-time employees and 54 contracted employees and eliminated open positions, in the United States, or approximately 40% of the total United States workforce, and included one-time severance payments and other employee-related costs, including additional vesting of service-based stock compensation awards. The total restructuring expenses are estimated to be approximately $8.1 million to $9.1 million, related to employee severance and notice period payments, benefits, Brisbane facility close-out costs, and other related restructuring charges for the November 2023 Restructuring. The Company had recorded $6.7 million of expenses relating to the November 2023 Restructuring in the fourth quarter of 2023. The expense adjustments recorded during the three and six months ended June 30, 2024 were not material. The Company expects to incur additional estimated costs of $1.0 million to $2.0 million through the third quarter of 2024. The Company expects the November 2023 Restructuring and the cash payments related to the November 2023 Restructuring to be substantially complete by the third quarter of 2024.
France Restructuring
On March 1, 2024, the Company’s Board of Directors approved the France Restructuring which will result in the elimination of all 93 roles in France, or approximately 24% of the total global workforce. As a result, the Company expects that it will suspend its research and development activities in France and is in the process of disposing of its France-based assets and settling the associated liabilities. The Company is also expected to make severance payments as required by French law and the terms of the applicable collective bargaining agreements, and other employee-related costs. The total restructuring expenses are estimated to be approximately $7.3 million to $7.6 million, related to employee severance and notice period payments, benefits, contract termination costs, and other related restructuring charges for the France Restructuring. The Company had recorded $4.7 million of expenses relating to the France restructuring in the fourth quarter of 2023. The expenses incurred during the three and six months ended June 30, 2024 related to employee severance and notice period payments, benefits, and other employee-related costs were not material. During the three months ended June 30, 2024, the Company recognized $2.4 million as expense relating to a terminated manufacturing-related supplier arrangement for costs that will be incurred without economic benefit to the Company, included in general and administrative expense in the accompanying Condensed Consolidated Statements of Operations. The Company expects to incur other additional estimated costs of $0.2 million to $0.5 million related to the France Restructuring through the fourth quarter of 2024. The Company expects the France Restructuring and its related cash payments to be substantially complete by the fourth quarter of 2024. See Note 6 – Impairment and Write-Down of Assets Held For Sale for impairment considerations related to the France Restructuring.
The following table is a summary of accrued April 2023 Restructuring, November 2023 Restructuring and France Restructuring charges included within other accrued liabilities on the Company’s Condensed Consolidated Balance Sheet as of June 30, 2024 (in thousands):

Six Months Ended June 30, 2024
Balance at December 31, 2023	$11,733
Restructuring charges	2,784
Cash payments	(9,472)
Balance at June 30, 2024	$5,045
Sangamo may also incur other cash expenses or charges not currently contemplated or estimable due to events that may occur as a result of, or associated with, the April 2023 Restructuring, November 2023 Restructuring and France Restructuring.

NOTE 11—SUBSEQUENT EVENTS
Epigenetic Regulation and Capsid Delivery License Agreement with Genentech
On August 2, 2024, the Company entered into the Genentech Agreement to develop intravenously administered genomic medicines to treat certain neurodegenerative diseases. Under the Genentech Agreement, the Company granted an exclusive license to Genentech for the Company’s proprietary zinc finger repressors (“ZFRs”) that are directed to tau and the Company’s proprietary ZFRs that are directed to a second undisclosed neurology target. The Company also granted an exclusive license to Genentech to the Company’s proprietary, neurotropic adeno-associated virus capsid, STAC-BBB for use with therapies directed to tau or to the second neurology target. The Company is prohibited from exploiting (itself or with or for a third party) products directed to tau or to the second neurology target during the applicable exclusivity periods set forth in the Genentech Agreement. Under the terms of the Genentech Agreement, the Company is responsible for completing a technology transfer and certain preclinical activities, and Genentech is solely responsible for all clinical development, regulatory interactions, manufacturing and global commercialization of resulting products. Under the Genentech Agreement, Genentech is obligated to pay the Company a $40.0 million upfront license fee on or around the end of August 2024 and will become obligated to pay the Company a $10.0 million milestone payment after the completion of technology transfer activities. In addition, the Company is eligible to earn up to $1.9 billion in development and commercial milestones spread across multiple potential products under the Genentech Agreement and tiered mid-single digit to sub-teen double digit royalties on the net sales of such products, subject to certain specified reductions.
The Genentech Agreement will continue, on a product-by-product and country-by-country basis, until the date when there is no remaining royalty payment obligation in such country with respect to such product, at which time the Genentech Agreement will expire with respect to such product in such country. Genentech has the right to terminate the Genentech Agreement for convenience. Each party has the right to terminate the Genentech Agreement on account of the other party’s uncured material breach.

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
Corporate Updates
Epigenetic Regulation and Capsid Delivery License Agreement with Genentech
On August 2, 2024, we entered into a global epigenetic regulation and capsid delivery license agreement, or the Genentech Agreement, with Genentech, a member of the Roche Group, or Genentech, to develop intravenously administered genomic medicines to treat certain neurodegenerative diseases. We granted an exclusive license to Genentech for our proprietary zinc finger repressors, or ZFRs, that are directed to tau and our proprietary ZFRs that are directed to a second undisclosed neurology target. We also granted an exclusive license to Genentech to our proprietary, neurotropic adeno-associated virus capsid, STAC-BBB for use with therapies directed to tau or to the second neurology target. Under the terms of the Genentech Agreement, we are responsible for completing a technology transfer and certain preclinical activities, and Genentech is solely responsible for all clinical development, regulatory interactions, manufacturing and global commercialization of resulting products. Under the Genentech Agreement, Genentech is obligated to pay us a $40.0 million upfront license fee on or around the end of August 2024 and will become obligated to pay us a $10.0 million milestone payment after the completion of technology transfer activities, or the Genentech Payments. In addition, we are eligible to earn up to $1.9 billion in development and commercial milestones spread across multiple potential products under the Genentech Agreement and tiered mid-single digit to sub-teen double digit royalties on the net sales of such products subject to certain specified reductions.
Financial Position – Going Concern
Based on our current operating plan, our cash and cash equivalents as of June 30, 2024, taken together with the $50.0 million in upfront license fees and milestone payments that we expect to receive from the Genentech Payments, are expected to allow us to meet our liquidity requirements only into the first quarter of 2025. Our history of significant losses, negative cash flows from operations, limited liquidity resources currently on hand and dependence on our ability to obtain additional financing to fund our operations have resulted in management’s assessment that there is substantial doubt about our ability to continue as a going concern for at least the next 12 months from the date the financial statements included in this Quarterly Report are issued. Our ability to continue to operate as a going concern is dependent upon our ability to raise substantial additional capital to fund our operations and support our research and development endeavors, including to progress our preclinical and clinical programs as described in our 2023 Annual Report and in this Quarterly Report. Although we raised capital via a registered direct offering to institutional investors of common stock and accompanying warrants in March 2024, and we expect to receive the Genentech Payments, we will still need substantial additional capital in order to continue to operate as a going concern and fund our operations. We have been actively seeking, and continue to actively seek, substantial additional capital, including through public or private equity or debt financing, royalty financing or other sources, such as strategic collaborations and other direct investments in our programs. We may be unable to attract new investments as a result of the speculative nature of our newly reprioritized core neurology preclinical programs and additional capital may not be available on acceptable terms or at all. If adequate funds are not available to us on a timely basis, or at all, we will be required to take additional actions to address our liquidity needs, including additional cost reduction measures such as further reducing operating expenses and delaying, reducing the scope of, discontinuing or altering our research and development activities, which would have a material adverse effect on our business and prospects, or we may be required to cease operations entirely, liquidate all or a portion of our assets, and/or seek protection under the U.S. Bankruptcy Code, and you may lose all or part of your investment. If we are unable to secure additional funding in the near term, we may seek protection under the U.S. Bankruptcy Code. We have explored, and will continue to explore, whether filing for bankruptcy protection is in the best interest of our Company and our stakeholders.
Core Preclinical Neurology Programs and Technologies
Our neurology preclinical development is focused on two innovative areas aligned with our strategic transformation: (i) development of epigenetic regulation therapies treating serious neurological diseases and (ii) development of novel engineered adeno-associated virus, or AAV, capsids to deliver our therapies to the intended neurological targets. Indications for our wholly-owned preclinical programs include chronic neuropathic pain, prion disease and tauopathies.
Neurology Epigenetic Regulation Programs
•Investigational new drug, or IND, enabling studies continue to advance in the Nav1.7 program to treat chronic neuropathic pain.
•Clinical trial authorization, or CTA, enabling activities continue to advance for our epigenetic regulation program to treat prion disease, leveraging our novel AAV capsid known as STAC-BBB.
•In May 2024, we showcased 10 poster presentations at the 27th American Society for Cell and Gene Therapy, or ASGCT, Annual Meeting demonstrating advances in epigenetic regulation for the treatment of various neurological diseases, including prion disease, tauopathies, Charcot-Marie-Tooth disease type 1A and 2A, or CMT1A and CMT2A, Dravet Syndrome, SOD1-mediated amyotrophic lateral sclerosis, or ALS, Phelan-McDermid syndrome, Parkinson’s disease, Angelman syndrome, and other neurology disorders.
•We are engaged in ongoing business development discussions with new potential collaborators for zinc finger neurology epigenetic regulation programs.
Novel AAV Capsid Delivery Technology
•We continued to advance work on STAC-BBB, our novel proprietary neurotropic AAV capsid variant, which demonstrated industry-leading blood-brain barrier, or BBB, penetration in non-human primates, or NHPs, following intravenous administration, with capsid-enabled delivery of zinc finger payloads targeting prion disease and tauopathies resulting in potent and widespread repression of target genes.
•We presented two platform and four poster presentations at the ASGCT Annual Meeting outlining developments in Sangamo’s AAV capsid delivery capabilities, as developed through our SIFTER capsid engineering platform.
•We presented promising initial findings for a possible mechanism supporting how STAC-BBB may cross the blood-brain barrier at the ASGCT Annual Meeting and continue to advance STAC-BBB manufacturing activities.
•We are engaged in ongoing business development discussions with additional potential collaborators for STAC-BBB.
Next-Generation Genome Engineering
•We presented one platform and three poster presentations at the ASGCT Annual Meeting showcasing our next-generation engineering capabilities, including the discovery of next-generation integrase technology. Our Modular Integrase, or MINT, platform builds on the strength of Sangamo’s structural in protein-DNA capabilities derived from its zinc finger platform that allows targeting of a serine recombinase engineered to enable large-scale genome editing to potentially treat – with a single medicine – patients who have unique mutations in the same gene.
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
•In May 2024, we published a manuscript in bioRxiv titled “Systematic Development of Reprogrammed Modular Integrases Enables Precise Genomic Integration of Large DNA Sequences,” further detailing the discovery and potential of our MINT platform.

•In June 2024, we presented developments in the MINT platform at the Federation of American Societies for Experimental Biology, or FASEB, Genome Engineering: Research and Applications Conference.
•We are engaged in ongoing business development discussions with potential collaborators for Sangamo’s modular integrase capabilities.
Clinical Programs
Fabry Disease
•Dosing is complete in the Phase 1/2 STAAR study of isaralgagene civaparvovec, our investigational gene therapy for the treatment of Fabry disease, resulting in a total of 33 patients dosed in the study.
•Since our last update in May 2024, three additional treated patients have been withdrawn from enzyme replacement therapy, or ERT, resulting in a total of 17 patients withdrawn from ERT to date. All 17 patients remain off ERT as of August 6, 2024. The one remaining patient dosed since February 2024 who began the study on ERT has plans in place to withdraw from ERT treatment at the appropriate time.
•With the longest-treated patient having achieved four years of follow-up, we continue to amass encouraging clinical data, including preliminary evidence of improvements in kidney function. In the 18 patients treated for more than one year, a statistically significant rise in both mean and median eGFR levels was observed in male and female treated patients, based on preliminary findings. We anticipate sharing updated clinical data in the coming months.
•In June 2024, we held a productive meeting with the European Medicines Agency on a proposed pathway to potential approval for isaralgagene civaparvovec in Europe, with members of the U.S. Food and Drug Administration, or FDA, in attendance.
•We are engaged in ongoing business development discussions with potential collaborators for our Fabry disease program. We continue to defer additional investments in planning for a potential registrational trial until a collaboration or financing for this program is secured.
Partnered Program
Hemophilia A
•In July 2024, we reported on Pfizer Inc.’s, or Pfizer’s, announcement of positive topline results from the Phase 3 AFFINE trial evaluating giroctocogene fitelparvovec, an investigational gene therapy that we are co-developing with and licensing to Pfizer for the treatment of adults with moderately severe to severe hemophilia A.
•We are eligible to earn from Pfizer up to $220.0 million in potential milestone payments upon the achievement of certain regulatory and commercial milestones for giroctocogene fitelparvovec and product sales royalties of 14% - 20% if giroctocogene fitelparvovec is approved and commercialized, subject to reductions due to patent expiration, entry of biosimilar products to the market and payment made under certain licenses for third-party intellectual property.
•Pfizer reported that the AFFINE trial achieved its primary objective of non-inferiority, as well as superiority, of total annualized bleeding rate (ABR) from Week 12 through at least 15 months of follow up post-infusion compared with routine Factor VIII (FVIII) replacement prophylaxis treatment. Following a single 3e13 vg/kg dose, giroctocogene fitelparvovec demonstrated a statistically significant reduction in mean total ABR compared to the pre-infusion period (1.24 vs 4.73; one-sided p-value=0.0040).
•Key secondary endpoints as defined by the trial protocol were met and also demonstrated superiority compared to prophylaxis. 84% of participants maintained FVIII activity >5% at 15 months post-infusion (one-sided p-value = 0.0086) with the majority of participants having FVIII activity ≥15%, and the mean treated ABR showed a statistically significant 98.3% reduction from 4.08 in the pre-infusion period to 0.07 post-infusion (from Week 12 up to at least 15 months [15-44 months]; one-sided p-value < 0.0001). Throughout the trial, among all dosed participants, one participant (1.3%) returned to prophylaxis post-infusion.
•In the AFFINE trial, giroctocogene fitelparvovec was generally well tolerated. Transiently elevated FVIII levels ≥150% were observed in 49.3% of dosed participants, as measured via chromogenic assay, with no impact on efficacy and safety results. Serious adverse events were reported in 15 patients (20%), including 13 events reported by 10 patients (13.3%) assessed as related to treatment. Treatment-related adverse events generally resolved in response to clinical management.
•Pfizer reported that analyses of the full Phase 3 dataset from the AFFINE trial are ongoing and that additional data will be presented at upcoming medical meetings.
•Pfizer reported that it will discuss these data with regulatory authorities in the coming months.

Collaborations
Our collaborations with biopharmaceutical companies bring us important financial and strategic benefits and reinforce the potential of our research and development efforts and our zinc finger, or ZF, technology platform. They leverage our collaborators’ therapeutic and clinical expertise and commercial resources with the goal of bringing our medicines more rapidly to patients. We believe these collaborations will potentially expand the addressable markets of our product candidates. To date, we have received approximately $817.0 million in upfront licensing fees, milestone payments and proceeds from sale of our common stock to collaborators and have the opportunity to earn up to $3.8 billion in potential future milestone payments from our ongoing collaborations, in addition to potential product royalties.
Manufacturing & Process Development
Following restructuring of our operations initiated in 2023, we expect to be substantially reliant on external partners to manufacture clinical supply for our neurology portfolio. We are retaining our in-house analytical and process development capabilities.
Macroeconomic Conditions
Our business and operations and those of our collaborators may be affected by financial instability and declining economic conditions in the United States and other countries caused by political instability and conflict, including the ongoing conflict between Russia and Ukraine and conflicts in the Middle East, or by general health crises, which have in the past led to market disruptions, including significant volatility in commodity prices, credit and capital markets instability, including disruptions in access to bank deposits and lending commitments, supply chain interruptions, rising interest rates and global inflationary pressures. These macroeconomic factors could materially and adversely affect our ability to continue to operate as a going concern and could otherwise have a material adverse effect on our business, operations, operating results and financial condition as well as the price of our common stock. In particular, our ability to raise the substantial additional capital we need in order to fund our business and to continue to operate as a going concern may be adversely impacted by these macroeconomic factors, and we cannot be certain that we will be able to obtain financing on terms acceptable to us, or at all.
Certain Components of Results of Operations
Our revenues in the past have consisted primarily of revenues from collaboration agreements, which included upfront licensing fees, reimbursements for research services, and milestone achievements, and research grant funding. In 2023, our collaboration agreements with Biogen MA, Inc. and Biogen International GmbH, which we refer to together as Biogen, and Novartis Institutes for BioMedical Research, Inc., or Novartis, were terminated, and the collaboration agreement with Kite Pharma, Inc., a Gilead Sciences, Inc. subsidiary, or Kite, expired pursuant to its terms in April 2024. We expect revenues to continue to fluctuate from period to period and there can be no assurance that new collaborations or partner reimbursements will continue beyond their initial terms or that we are able to meet the milestones specified in these agreements. For additional information concerning the terms of our ongoing collaboration agreements, see Note 5 – Major Customers, Partnerships and Strategic Alliances in the accompanying notes to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
We have incurred net losses since inception and expect to incur losses for at least the next several years as we continue our research and development activities. To date, we have funded our operations primarily through the issuance of equity securities and revenues from collaborations and research grants.
Although we expect research and development expenses to decrease in the near-term in connection with the restructuring of operations and reduction in workforce and significant reduction in our internal manufacturing and allogeneic research footprints in California announced in April 2023, or the April 2023 Restructuring, the further restructuring of operations and corresponding reduction in workforce announced in November 2023, or the November 2023 Restructuring, and the wind-down of operations in France and corresponding reduction in workforce, including closure of our cell therapy manufacturing facility and research labs in Valbonne, France, or the France Restructuring, we expect to continue to devote substantial resources to research and development in the future and expect research and development expenses to increase in the next several years if we are successful in advancing our product candidates from research stage through clinical trials.
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
We believe our critical accounting policies and estimates relating to valuation of long-lived assets are the most significant estimates and assumptions used in the preparation of our Condensed Consolidated Financial Statements. See Note 1 – Organization, Basis of Presentation and Summary of Significant Accounting Policies in the accompanying notes to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
There have been no significant changes in our critical accounting policies and estimates during the three and six months ended June 30, 2024, as compared to the critical accounting policies and estimates disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Part II, Item 7 of the 2023 Annual Report.
Results of Operations for the Three and Six Months Ended June 30, 2024 and 2023
Revenues

	Three Months Ended June 30,				Six Months Ended June 30,
	(in thousands, except percentage values)				(in thousands, except percentage values)
	2024	2023	Change	%	2024	2023	Change	%
Revenues	$356	$6,835	$(6,479)	(94.8%)	$837	$164,792	$(163,955)	(99%)
Revenues during the three and six months ended June 30, 2024 primarily consisted of royalties from our license agreements with Sigma-Aldrich Corporation, or Sigma, and Open Monoclonal Technology, Inc. (now Ligand Pharmaceuticals Inc.), or Ligand. We anticipate revenues in the future will be derived primarily from our license agreements. The terminations of our collaboration agreements with Biogen and Novartis became effective in June 2023, following which we are not entitled to any further milestone payments or royalties from either Biogen or Novartis, nor does either Biogen or Novartis have any further obligations to develop or to reimburse us the costs of any of the programs previously subject to the Biogen and Novartis collaborations. Further, our collaboration agreement with Kite expired pursuant to its terms in April 2024.
The decrease of $6.5 million in revenues for the three months ended June 30, 2024, compared to the same period in 2023, was primarily attributed to decreases of $2.4 million and $2.2 million in revenues relating to our prior collaboration agreements with Biogen and Novartis, respectively, due to the termination of those collaboration agreements in June 2023, a decrease of $1.2 million in revenue relating to our collaboration agreement with Kite, and a decrease of $0.5 million in revenue relating to our license agreements with Sigma and Ligand.
The decrease of $164.0 million in revenues for the six months ended June 30, 2024, compared to the same period in 2023, was primarily attributed to decreases of $134.5 million and $12.2 million in revenues relating to our collaboration agreements with Biogen and Novartis, respectively, due to the termination of collaboration agreements in June 2023, a decrease of $13.5 million in revenue relating to our collaboration agreement with Kite, and a decrease of $3.6 million in revenue relating to our license agreements with Sigma and Ligand.

Operating expenses

	Three Months Ended June 30,				Six Months Ended June 30,
	(in thousands, except percentage values)				(in thousands, except percentage values)
	2024	2023	Change	%	2024	2023	Change	%
Operating expenses:
Research and development	$24,223	$63,046	$(38,823)	(62%)	$60,114	$126,262	$(66,148)	(52%)
General and administrative	12,045	16,014	(3,969)	(25%)	23,812	34,150	(10,338)	(30%)
Impairment of long-lived assets	1,172	—	1,172	100%	5,521	20,433	(14,912)	(73%)
Impairment of goodwill and indefinite-lived intangible assets	—	51,347	(51,347)	(100%)	—	89,485	(89,485)	(100%)
Total operating expenses	$37,440	$130,407	$(92,967)	(71%)	$89,447	$270,330	$(180,883)	(67%)
Research and Development Expenses
Research and development expenses consisted primarily of compensation related expenses, including restructuring charges and stock-based compensation, laboratory supplies, preclinical and clinical studies, manufacturing clinical supply, contracted research and development, and allocated facilities and information technology expenses.
The decrease of $38.8 million in research and development expenses for the three months ended June 30, 2024, compared to the same period in 2023, was primarily attributable to lower compensation and other personnel costs of $15.0 million due to lower headcount as a result of restructurings of operations and corresponding reductions in workforce announced during 2023 and restructuring expenses recorded during the three months ended June 30, 2023 relating to April restructuring, lower preclinical and clinical expenses of $15.1 million primarily related to the termination of collaboration agreements with Biogen and Novartis and deferral and reprioritization of certain programs, lower facilities and infrastructure related expenses of $3.9 million, and lower allocated overheads of $3.6 million. Stock-based compensation expense included in research and development expenses was $1.3 million and $3.9 million for the three months ended June 30, 2024 and 2023, respectively.
The decrease of $66.1 million in research and development expenses for the six months ended June 30, 2024, compared to the same period in 2023, was primarily attributable to lower compensation and other personnel costs of $27.3 million due to lower headcount as a result of restructurings of operations and corresponding reductions in workforce announced during 2023, a reduction in the bonus expense, and restructuring expenses recorded during the six months ended June 30, 2023 relating to April restructuring, lower preclinical and clinical expenses of $24.9 million primarily related to the termination of collaboration agreements with Biogen and Novartis and deferral and reprioritization of certain programs, lower facilities and infrastructure related expenses of $5.7 million mainly due to lower depreciation, and lower allocated overheads of $6.5 million. Stock-based compensation expense included in research and development expenses was $2.7 million and $8.8 million for the six months ended June 30, 2024 and 2023, respectively.
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
The length of time required to complete our development programs and our development costs for those programs may be impacted by the results of preclinical testing, scope and timing of enrollment in clinical trials for our product candidates, our decisions to pursue development programs in other therapeutic areas, whether we pursue development of our product candidates with a partner or collaborator or independently and our ability to secure the necessary funding to progress the development of our programs. For example, our current focus is on our core neurology preclinical program, and we do not yet know whether and to what extent we will progress any resulting product candidates from our preclinical program into the clinic and in what therapeutic areas. In this regard, we are deferring new investments in registrational trial planning activities for our Fabry disease gene therapy program until we secure a collaboration partner or external investment in this program. We are actively seeking collaboration partners or a direct external investment, as applicable, to progress our Fabry disease, STAC-BBB and modular integrase programs. Furthermore, the scope and number of clinical trials required to obtain regulatory approval for each pursued therapeutic area is subject to the input of the applicable regulatory authorities, and we have not yet sought such input for all potential therapeutic areas that we may elect to pursue, and even after having given such input, applicable regulatory authorities may subsequently require additional clinical studies prior to granting regulatory approval based on new data generated by us or other companies, or for other reasons outside of our control. As a condition to any regulatory approval, we may also be subject to post-marketing development commitments, including additional clinical trial requirements. As a result of the uncertainties discussed above, we are unable to determine the duration of or complete costs associated with our development programs.
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
The decrease of $4.0 million in general and administrative expenses for the three months ended June 30, 2024, compared to the same period in 2023, was primarily attributable to lower compensation and other personnel costs of $5.0 million due to lower headcount as a result of restructurings of operations and corresponding reductions in workforce announced during 2023 and restructuring expenses recorded during the three months ended June 30, 2023 relating to April restructuring, Biogen contract cost asset amortization of $2.8 million recorded during the three months ended June 30, 2023 due to the termination of the collaboration agreement, lower external professional services of $0.8 million, and lower facilities and infrastructure related costs of $1.5 million. These decreases were partially offset by higher allocated overheads of $3.6 million, and a $2.4 million expense relating to a terminated manufacturing-related supplier arrangement for costs that will be incurred without economic benefit to Sangamo. Stock-based compensation expense included in general and administrative expenses was $1.7 million and $2.9 million for the three months ended June 30, 2024 and 2023, respectively.
The decrease of $10.3 million in general and administrative expenses for the six months ended June 30, 2024, compared to the same period in 2023, was primarily attributable to lower compensation and other personnel costs of $9.4 million due to lower headcount as a result of restructurings of operations and corresponding reductions in workforce announced during 2023, a reduction in bonus expense, and restructuring expenses recorded during the three months ended June 30, 2023 relating to April restructuring, Biogen contract cost asset amortization of $2.8 million recorded during the three months ended June 30, 2023 due to the termination of the collaboration agreement, lower external professional services of $3.9 million, and lower facilities and infrastructure related costs of $3.2 million. These decreases were partially offset by higher allocated overheads of $6.6 million, and a $2.4 million expense relating to a terminated manufacturing-related supplier arrangement for costs that will be incurred without economic benefit to Sangamo. Stock-based compensation expense included in general and administrative expenses was $3.1 million and $6.3 million for the six months ended June 30, 2024 and 2023, respectively.
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
Restructuring Charges
In 2023, we executed a series of restructurings of operations and corresponding reductions in workforce announced in April 2023 and November 2023. In 2024, we are executing a wind-down of our French operations and a corresponding workforce reduction announced in March 2024. These restructurings were designed to reduce overall costs and advance our strategic transformation into a neurology focused genomic medicine company focused on epigenetic regulation programs addressing serious neurological diseases and novel AAV capsid delivery technology. In connection with the November 2023 Restructuring and France Restructuring, the expenses incurred during the three and six months ended June 30, 2024 related to employee severance and notice period payments, benefits, and other employee-related costs were not material. During the three months ended June 30, 2024, we recognized $2.4 million as expense relating to a terminated manufacturing-related supplier arrangement for costs that will be incurred without economic benefit to Sangamo.
For more information see Note 10 – Restructuring Charges in the accompanying notes to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Impairment of Goodwill and Long-lived Assets
During the three and six months ended June 30, 2024, we recognized impairment charges of $1.2 million and $5.5 million, respectively. During the six months ended June 30, 2024, our Board of Directors approved the France Restructuring, we initiated several actions aimed at reducing costs, including activities related to the closure of our facility in Brisbane, California, and we faced a sustained decline in our stock price and related market capitalization. There was also a decline in the market rates for facility subleases, indicating the carrying values of right of use and leasehold improvement assets could be impaired. As a result of these factors, we concluded certain long-lived assets, primarily comprising right-of-use assets, related leasehold improvements, and certain manufacturing and laboratory equipment, were impaired.
During the three and six months ended June 30, 2023, we recognized impairment charges of $51.3 million and $109.9 million, respectively. During the six months ended June 30, 2023, we experienced a sustained decline in our stock price and related market capitalization, deferral and reprioritization of certain research and development programs, and our collaboration agreements with Biogen and Novartis terminated. As a result of these factors, we concluded our goodwill, indefinite-lived intangible assets and certain long-lived assets were impaired.
For more information see Note 6 – Impairment and Write-Down of Assets Held For Sale in the accompanying notes to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Interest and other income, net
Interest and other income, net was $1.0 million and $2.8 million for the three months ended June 30, 2024 and 2023, respectively. The decrease of $1.8 million was primarily driven by a decrease of $1.6 million in interest income due to a decrease in marketable securities, and a decrease of $0.8 million in research tax credits, partially offset by $0.6 million related to fluctuations in foreign currency exchange rates.
Interest and other income, net was $3.6 million and $6.1 million for the six months ended June 30, 2024 and 2023, respectively. The decrease of $2.5 million was primarily driven by a decrease of $3.5 million in interest income due to decrease in marketable securities, and a decrease of $0.4 million in research tax credits, partially offset by $1.2 million related to fluctuations in foreign currency exchange rates.
Liquidity and Capital Resources
Liquidity
Since inception, we have incurred significant net losses, and we have funded our operations primarily through the issuance of equity securities, payments from corporate collaborators and strategic partners and research grants.
As of June 30, 2024, we had cash and cash equivalents totaling $27.8 million, compared to cash, cash equivalents, and marketable securities of $81.0 million as of December 31, 2023. Our most significant use of capital during the year was for employee compensation and external research and development expenses, such as manufacturing, clinical trials and preclinical activity related to our therapeutic programs. Cash in excess of immediate requirements is invested in accordance with our investment policy with a view toward capital preservation and liquidity.
In August 2020, we entered into an Open Market Sale Agreement℠, or the sales agreement, with Jefferies LLC, providing for the sale of up to $150.0 million of our common stock from time to time in “at-the-market” offerings under an existing shelf registration statement. In December 2022, we entered into Amendment No. 2 to the Open Market Sale Agreement℠, which increased the aggregate offering price under the sales agreement by an additional $175.0 million. Approximately $194.5 million remained available under the sales agreement as of June 30, 2024. No shares were sold during the three and six months ended June 30, 2024. During the three and six months ended June 30, 2023, we sold 4,286,831 and 8,249,261 shares of its common stock for net proceeds under the sales agreement of approximately $5.4 million and $15.1 million, respectively.
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
Based on our current operating plan, our cash and cash equivalents as of June 30, 2024, taken together with the Genentech Payments, are expected to allow us to meet our liquidity requirements only into the first quarter of 2025. Our history of significant losses, negative cash flows from operations, limited liquidity resources currently on hand and dependence on our ability to obtain additional financing to fund our operations have resulted in management’s assessment that there is substantial doubt about our ability to continue as a going concern for at least the next 12 months from the date the financial statements included in this Quarterly Report are issued. Our ability to continue to operate as a going concern is dependent upon our ability to raise substantial additional capital to fund our operations and support our research and development endeavors, including to progress our preclinical and clinical programs as described in our 2023 Annual Report and in this Quarterly Report. Although we raised capital via a registered direct offering to institutional investors of common stock and accompanying warrants in March 2024, and although we expect to receive the Genentech Payments, we will still need substantial additional capital in order to continue to operate as a going concern and fund our operations. We have been actively seeking, and continue to actively seek, substantial additional capital, including through public or private equity or debt financing, royalty financing or other sources, such as strategic collaborations and other direct investments in our programs. We may be unable to attract new investments as a result of the speculative nature of our newly reprioritized core neurology preclinical programs. Additional capital may not be available on acceptable terms or at all. If adequate funds are not available to us on a timely basis, or at all, we will be required to take additional actions to address our liquidity needs, including additional cost reduction measures such as further reducing operating expenses and delaying, reducing the scope of, discontinuing or altering our research and development activities, which would have a material adverse effect on our business and prospects, or we may be required to cease operations entirely, liquidate all or a portion of our assets, and/or seek protection under the U.S. Bankruptcy Code, and you may lose all or part of your investment. If we are unable to secure additional funding in the near term, we may seek protection under the U.S. Bankruptcy Code. We have explored, and will continue to explore, whether filing for bankruptcy protection is in the best interest of our Company and our stakeholders.
While we expect the April 2023 Restructuring, November 2023 Restructuring and France Restructuring to be substantially complete by the end of 2024, we may also incur other charges or cash expenditures not currently contemplated due to events that may occur as a result of, or associated with, each of the restructurings. In addition, we may not achieve the expected benefits of these cost reduction measures and other cost reduction plans on the anticipated timeline, or at all, or we may use our available capital more quickly than we expect, which could otherwise accelerate our liquidity needs and could force us to further curtail or suspend, or entirely cease, our operations. Moreover, we rely in part on our collaboration partners to provide funding for and otherwise advance our preclinical and clinical programs. However, in June 2023 our collaboration agreements with Biogen and Novartis terminated, and in April 2024, our collaboration agreement with Kite expired. While we may identify new collaboration partners who can progress some of the programs that were the subject of these collaborations as well as our Fabry disease, STAC-BBB and modular integrase programs, we have not yet been, and may never be, successful in doing so in a timely manner, on acceptable terms or at all, and we may otherwise fail to raise sufficient additional capital in order to progress these programs ourselves, in which case, we will not receive any return on our investments in these programs. In any event, we need substantial additional funding in order to progress the programs that were the subject of these collaborations as well as our Fabry disease, STAC-BBB and modular integrase programs, and to otherwise execute on our current operating plan. If we raise additional capital through public or private equity offerings, including sales pursuant to our at-the-market offering program with Jefferies LLC, the ownership interest of our existing stockholders will be diluted, and such dilution may be substantial given our current stock price decline, and the terms of any new equity securities may have a preference over, and include rights superior to, our common stock. If we raise additional capital through royalty financings or other collaborations, strategic alliances or licensing arrangements with third parties, we may need to relinquish certain valuable rights to our product candidates, technologies, future revenue streams or research programs or grant licenses on terms that may not be favorable. If we raise additional capital through debt financing, we may be subject to specified financial covenants or covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or pursuing certain transactions, any of which could restrict our ability to commercialize our product candidates or operate as a business.
In addition, as we focus our efforts on proprietary human therapeutics, we will need to seek regulatory approvals of our product candidates from the FDA or other comparable foreign regulatory authorities, a process that could cost in excess of hundreds of millions of dollars per product. We may experience difficulties in accessing the capital markets due to external factors beyond our control, such as volatility in the equity markets for emerging biotechnology companies and general economic and market conditions both in the United States and abroad. In particular, our ability to raise the substantial additional capital we need in order to fund our business may be adversely impacted by global economic conditions and disruptions to and volatility in the credit and financial markets in the United States and worldwide, such as has been experienced recently due in part to, among other things, the ongoing conflict between Russia and Ukraine and conflicts in the Middle East. We cannot be certain that we will be able to obtain financing on terms acceptable to us, or at all.

Cash Flows
Operating activities
Net cash used in operating activities was $75.5 million for the six months ended June 30, 2024, primarily due to:
•a net loss of $85.2 million, adjusted for non-cash long-lived asset impairment charges of $5.5 million, other non-cash expenses related to stock-based compensation of $5.8 million, depreciation and amortization of $2.6 million, and amortization of operating lease right-of-use assets of $2.5 million, offset by accretion of discounts and impairment of marketable securities of $0.3 million, and other non-cash adjustments of $0.1 million; and
•a decrease in accounts payable and other accrued liabilities by $4.7 million, a decrease in accrued compensation and employee benefits by $3.2 million, and a decrease in lease liabilities by $2.8 million. These were partially offset by a decrease in prepaid expenses and other assets by $3.6 million, a decrease in interest receivable by $0.4 million, and a decrease in accounts receivable by $0.3 million.
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
Investing activities
Net cash provided by investing activities was $36.0 million for the six months ended June 30, 2024, related to sales of marketable securities of $34.7 million, maturities of marketable securities of $1.1 million, and sales of assets classified as held for sale of $0.1 million.
Net cash provided by investing activities was $78.2 million for the six months ended June 30, 2023, related to maturities of marketable securities of $146.0 million, partially offset by purchases of marketable securities of $52.1 million, and purchases of property and equipment of $15.7 million.
Financing activities
Net cash provided by financing activities was $21.6 million for the six months ended June 30, 2024, related to $21.9 million of proceeds from issuance of common stock, net of offering expenses of $2.1 million, and Proceeds from issuance of common stock under employee stock purchase plan of $0.1 million, partially offset by taxes paid related to net share settlement of equity awards of $0.5 million.
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
Operating Capital and Capital Expenditure Requirements
We anticipate continuing to incur operating losses for at least the next several years and need to raise substantial additional capital. The effects of the current macroeconomic environment, including the effects of war in Ukraine and conflicts in the Middle East, inflation, climate change, rising interest rates and other economic uncertainty and volatility, has resulted and may continue to result in significant disruption of global financial markets, which could impair our ability to access capital on terms that are acceptable or at all, and in turn could negatively affect our liquidity and our ability to continue to operate as a going concern. Future capital requirements beyond the first quarter of 2025, the period into which we expect our existing cash and cash equivalents, in combination with the Genentech Payments, will be sufficient to fund our planned operations, will be substantial, and we need to raise substantial additional capital to continue to operate as a going concern and to fund the development, manufacturing and potential commercialization of our product candidates (see “–Financial Position–Going Concern” and “–Liquidity and Capital Resources–Liquidity” above).
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
Contractual Obligations
Our future minimum contractual obligations as of December 31, 2023 were reported in the 2023 Annual Report. During the six months ended June 30, 2024, there have been no material changes outside the ordinary course of our business from the contractual obligations previously disclosed in our 2023 Annual Report.
ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Not applicable.
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
Under the supervision of our principal executive officer and principal financial officer, we evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of June 30, 2024. Based on that evaluation, as of June 30, 2024, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level.
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
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
We have a history of recurring net losses, including $85.2 million for the six months ended June 30, 2024 and $257.8 million and $192.3 million for the years ended December 31, 2023 and 2022, respectively, and we have otherwise generated operating losses since we began operations in 1995. The extent of our future losses and the timing of profitability are uncertain, and we expect to incur losses for the foreseeable future. We have been engaged in developing our zinc finger, or ZF, technology since inception, which has and will continue to require significant research and development expenditures. To date, we have generated our funding from issuance of equity securities, revenues derived from collaboration agreements, other strategic partnerships in non-therapeutic applications of our technology, federal government research grants and grants awarded by research foundations. We expect to continue to incur additional operating losses for the next several years as we continue to develop our preclinical core neurology therapeutic programs and capsid engineering platform. If the time required to generate significant product revenues and achieve profitability is longer than we currently anticipate or if we are unable to generate liquidity through equity financing or other sources of funding, we may be forced to further curtail or suspend, or entirely cease, our operations.
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
We have incurred significant operating losses and negative operating cash flows since inception and have not achieved profitability. Based on our current operating plan, we estimate that our available cash, cash equivalents and marketable securities as of June 30, 2024, taken together with the $50.0 million in upfront license fees and milestone payments that we expect to receive from Genentech in the near term (the “Genentech Payments”), will be sufficient to fund our planned operations only into the first quarter of 2025. Our financial position raises substantial doubt about our ability to continue to operate as a going concern. Our ability to continue to operate as a going concern is dependent upon our ability to raise substantial additional capital to fund our operations and support our research and development endeavors, including to progress our preclinical and clinical programs as described in our 2023 Annual Report and in this Quarterly Report. In this regard, we have been seeking, and continue to actively seek substantial additional capital, including through public or private equity or debt financing, royalty financing or other sources, such as strategic collaborations and other direct investments in our programs. Although we raised capital via a registered direct offering to institutional investors of common stock and accompanying warrants in March 2024, or the 2024 Registered Direct Offering, for net proceeds of approximately $21.8 million after deducting placement agents’ fees and estimated offering expenses payable by us, and although we expect to receive the Genentech Payments, we will still need substantial additional capital in order to continue to operate as a going concern and fund our operations. Additional capital may not be available on acceptable terms or at all. In particular, the perception of our ability to continue to operate as a going concern may make it more difficult to obtain financing for the continuation of our operations, particularly in light of currently challenging macroeconomic and market conditions. Further, we may be unable to attract new investments as a result of the speculative nature of our newly reprioritized core neurology preclinical programs. If adequate funds are not available to us on a timely basis, or at all, we will be required to take additional actions to address our liquidity needs, including additional cost reduction measures such as further reducing operating expenses and delaying, reducing the scope of, discontinuing or altering our research and development activities, which would have a material adverse effect on our business and prospects, or we may be required to cease operations entirely, liquidate all or a portion of our assets, and/or seek protection under the U.S. Bankruptcy Code, and you may lose all or part of your investment. If we are unable to secure additional funding in the near term, we may seek protection under the U.S. Bankruptcy Code. We have explored, and will continue to explore, whether filing for bankruptcy protection is in the best interest of our Company and our stakeholders.
In April 2023, we announced a restructuring of operations and a reduction in force and a significant reduction in our internal manufacturing and allogeneic research footprints in California, or the April 2023 Restructuring, and in November 2023, we announced a further restructuring of operations and reduction in force, or the November 2023 Restructuring, including a strategic transformation to focus resources on our proprietary neurology-focused epigenetic regulation programs and AAV capsid delivery technology and move all U.S. operations, including our headquarters, to our Richmond, California facility. On March 1, 2024, our board of directors approved the wind-down of our operations in France and closure of our facility in Valbonne, France by the end of 2024, or the France Restructuring. While we expect the April 2023 Restructuring, November 2023 Restructuring and France Restructuring to be complete by the third quarter of 2024, the third quarter of 2024 and the fourth quarter of 2024, respectively, we may also incur other charges or cash expenditures not currently contemplated due to events that may occur as a result of, or associated with, each of the restructurings. In addition, we may not achieve the expected benefits of these cost reduction measures and other cost reduction plans on the anticipated timeline, or at all, or we may use our available capital more quickly than we expect, which could otherwise accelerate our liquidity needs and could force us to further curtail or suspend, or entirely cease, our operations. Moreover, we have historically relied in part on collaboration partners to provide funding for and otherwise advance our preclinical and clinical programs. However, in June 2023, our collaboration agreements with Biogen and Novartis terminated, and our collaboration agreement with Kite expired pursuant to its terms in April 2024. Although we have entered into the Genentech Agreement pursuant to which we are eligible to earn a $10.0 million milestone payment upon completion of technology transfer activities as well as additional development and commercial milestone payments, we may be unable to complete the requisite actions to earn the technology transfer milestone payment, in which case our financial position would be adversely affected, and we may never receive any future development or commercial milestone payments. Further, while we may identify new collaboration partners who can progress some of the programs that were the subject of these collaborations as well as our Fabry disease and modular integrase programs, we have not yet been, and may never be, successful in doing so in a timely manner, on acceptable terms or at all, and we may otherwise fail to raise sufficient additional capital in order to progress these and our other programs ourselves, in which case, we will not receive any return on our investments in these programs. In any event, we need substantial additional funding in order to advance our core neurology programs as well as our Fabry disease, STAC-BBB and modular integrase programs, and to otherwise execute on our current operating plan.
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
Based on our current operating plan, our cash, cash equivalents and marketable securities as of June 30, 2024 together with the Genentech Payments are expected to allow us to meet our liquidity requirements only into the first quarter of 2025. We continue to actively seek, substantial additional capital, including through public or private equity or debt financing, royalty financing or other sources, such as strategic collaborations and other direct investments in our programs, and we have been unsuccessful in securing any such additional capital to date. As a result, we have explored, and will continue to explore, whether filing for bankruptcy protection is in the best interest of our Company and our stakeholders. In the event we file for relief under the U.S. Bankruptcy Code, our operations, our ability to develop our product candidates and execute on our operating plan, and our ability to continue as a going concern will be subject to the risks and uncertainties associated with bankruptcy proceedings, including, among others: our ability to execute, confirm and consummate a plan of reorganization; the additional, significant costs of bankruptcy proceedings and related fees; our ability to obtain sufficient financing to allow us to emerge from bankruptcy and execute our business plan thereafter, and our ability to comply with terms and conditions of any such financing; our ability to continue our operations in the ordinary course; our ability to maintain our relationships with our collaborators, counterparties, employees and other third parties; our ability to obtain, maintain or renew contracts that are critical to our operations on reasonably acceptable terms and conditions or at all; our ability to attract, motivate and retain key employees; the ability of third parties to use certain provisions of the U.S. Bankruptcy Code to terminate contracts without first seeking Bankruptcy Court approval; the ability of third parties to seek and obtain court approval to terminate or shorten the exclusivity period for us to propose and confirm a plan of reorganization, to appoint a trustee, or to convert a proceeding under Chapter 11 of the U.S. Bankruptcy Code to a proceeding under Chapter 7 of the U.S. Bankruptcy Code; and the actions and decisions of our stakeholders and other third parties who have interests in our bankruptcy proceedings that may be inconsistent with our operational and strategic plans. Any delays in our bankruptcy proceedings would increase the risks that we may not be able to reorganize our business and emerge from bankruptcy proceedings and may increase our costs associated with the bankruptcy process or result in prolonged operational disruption. In addition, we would need the prior approval of the Bankruptcy Court for transactions outside the ordinary course of business during the course of any bankruptcy proceedings, which may limit our ability to respond timely to certain events or take advantage of certain opportunities. Because of the risks and uncertainties associated with any bankruptcy proceedings, we cannot accurately predict or quantify the ultimate impact of events that could occur during any such proceedings. There can be no guarantees that if we seek protection under the U.S. Bankruptcy Code, we will emerge from any such proceedings as a going concern or that holders of our common stock will receive any recovery from any bankruptcy proceedings.
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
For example, on August 2, 2024, we entered into the Genentech Agreement with Genentech to develop intravenously administered genomic medicines to treat certain neurodegenerative diseases. Under the terms of Genentech Agreement, we are responsible for completing a technology transfer and certain preclinical activities, and Genentech is solely responsible for all clinical development, regulatory interactions, manufacturing and global commercialization of resulting products.
We were party to collaboration agreements with Novartis to develop product candidates to treat certain neurodevelopment disorders, including autism and intellectual disability and with Biogen to develop product candidates to treat tauopathies including Alzheimer’s disease, alpha-synuclein related diseases including Parkinson’s disease and other neurological diseases. In June 2023, our collaboration agreements with Novartis and Biogen terminated. We were also party to a collaboration agreement with Kite to develop engineered cell therapies for cancer, which expired by its terms in April 2024. As a result of these terminations and expirations, we are no longer entitled to any milestone payments or royalties from Novartis, Biogen or Kite, and such counterparties have no further obligations to develop or to reimburse the costs of any of the programs under the applicable agreement. In connection with the Restructurings, we made the strategic decision to pause further development of the programs that were the subject of these collaborations. In the future, we may identify alternative options to advance some of the programs that were subject to such agreements, including potential development internally or with a collaboration partner. However, we cannot guarantee that we will be able to successfully secure any such options, including identifying an alternative suitable collaboration partner or negotiate a favorable alternative collaboration agreement. In such case, we may be unable or unwilling to continue developing the programs subject to these collaboration agreements due to the lack of adequate capital resources or otherwise.
If we are unable to secure additional collaborations or if our collaborators are unable or unwilling to diligently advance the development, regulatory approval and commercialization of our product candidates, our growth may slow and adversely affect our ability to generate funding for development of our technologies and product candidates as well as our ability to continue to operate as a going concern, and we may be required to cease operations. For example, although we have decided to defer new investments in our Fabry disease gene therapy program unless and until we are able to successfully secure a collaboration partner or external investment in this program, there can be no assurance that such efforts will be successful in a timely manner, or at all, in which case, we will not receive any return on our investments in these programs and our ability to continue to operate as a going concern may be materially and adversely affected. In addition, our ongoing collaborators may sublicense or abandon development programs with little advance notice, or we may have disagreements or disputes with our collaborators, which would cause associated product development to slow or cease. In addition, the business or operations of our collaborators may change significantly through restructurings, acquisitions, other strategic transactions that may negatively impact their ability to advance our programs.
Under typical collaborations, we expect to receive revenue for the research and development of our product candidates based on achievement of specific milestones, as well as royalties based on a percentage of sales of any commercialized products. Achieving these milestones will depend, in part, on the efforts of our collaborators, which we have no control over, as well as our own efforts. In addition, business combinations, changes in a collaborator’s business strategy and financial difficulties or other factors could result in that collaborator abandoning or delaying development of any product candidates covered by our collaboration agreement with that collaborator. For example, Novartis’s and Biogen’s decisions to terminate their respective collaboration agreements with us each related to a recent strategic review. Further, if we fail or any collaboration partner fails to meet specific milestones, then the collaboration agreement may be terminated, which would preclude our ability to earn any additional milestone payments under that collaboration agreement and would reduce our revenues. In addition, even if a collaboration product candidate is successfully developed and approved for marketing by relevant regulatory authorities, if sales of the commercialized product fails to meet expectations, we could receive lower royalties than expected. In any event, the milestone and royalty payment opportunities associated with our collaborations involve a substantial degree of risk to achieve and may never be received. Accordingly, investors should not assume that we will receive all of the potential milestone payments provided for under our ongoing collaborations, and it is possible that we may never receive any further significant milestone payments or any royalty payments under our collaborations.
We have fully impaired our goodwill and indefinite-lived intangible assets, have recorded significant impairment of our long-lived assets, and may be required to record significant additional charges if our long-lived assets become further impaired in the future.
We evaluate the carrying value of long-lived assets, which include property and equipment, leasehold improvements and right-of-use assets, for impairment whenever events or changes in circumstances indicate that the carrying amounts of the asset may not be fully recoverable. Factors that may indicate potential impairment and trigger an impairment test include, but are not limited to, general macroeconomic conditions, conditions specific to the industry and market, an adverse change in legal factors, business climate or operational performance of the business, and sustained decline in the stock price and market capitalization compared to the net book value. During the year ended December 31, 2023 and the six months ended June 30, 2024, we recognized impairment charges of $155.0 million and $5.5 million, respectively. We have fully impaired our goodwill and indefinite-lived intangible assets in 2023 and have significantly impaired our long-lived assets in both 2023 and 2024. We will continue to assess whether its long-lived assets are impaired in future periods. We are finalizing the wind-down of our France operations and corresponding reduction in force of all France employees, as well as the closure of our Brisbane facility, and we have recognized related impairments in the past twelve months. It is reasonably possible that additional impairment charges will be recognized, for example, if sublease rates of leased facilities or selling prices of the assets held for sale are less than those estimated. For additional information regarding these impairment charges, see Note 6 – Impairment and Write-Down of Assets Held For Sale in the accompanying notes to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
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
Epigenetic Regulation and Capsid Delivery License Agreement with Genentech
On August 2, 2024, the Company entered into a global epigenetic regulation and capsid delivery license agreement, or the Genentech Agreement, with Genentech, a member of the Roche Group, or Genentech, to develop intravenously administered genomic medicines to treat certain neurodegenerative diseases. Under the Genentech Agreement, the Company granted an exclusive license to Genentech for the Company’s proprietary zinc finger repressors, or ZFRs, that are directed to tau and the Company’s proprietary ZFRs that are directed to a second undisclosed neurology target. The Company also granted an exclusive license to Genentech to the Company’s proprietary, neurotropic adeno-associated virus capsid, STAC-BBB for use with therapies directed to tau or to the second neurology target. The Company is prohibited from exploiting (itself or with or for a third party) products directed to tau or to the second neurology target during the applicable exclusivity periods set forth in the Genentech Agreement. Under the terms of the Genentech Agreement, the Company is responsible for completing a technology transfer and certain preclinical activities, and Genentech is solely responsible for all clinical development, regulatory interactions, manufacturing and global commercialization of resulting products. Under the Genentech Agreement, Genentech is obligated to pay the Company a $40.0 million upfront license fee on or around the end of August 2024 and will become obligated to pay the Company a $10.0 million milestone payment after the completion of technology transfer activities. In addition, the Company is eligible to earn up to $1.9 billion in development and commercial milestones spread across multiple potential products under the Genentech Agreement and tiered mid-single digit to sub-teen double digit royalties on the net sales of such products, subject to certain specified reductions.
The Genentech Agreement will continue, on a product-by-product and country-by-country basis, until the date when there is no remaining royalty payment obligation in such country with respect to such product, at which time the Genentech Agreement will expire with respect to such product in such country. Genentech has the right to terminate the Genentech Agreement for convenience. Each party has the right to terminate the Genentech Agreement on account of the other party’s uncured material breach.
The foregoing is only a brief description of the material terms of the Genentech Agreement, does not purport to be a complete statement of the rights and obligations of the parties under the Genentech Agreement and the transactions contemplated thereby, and is qualified in its entirety by the full text of the Genentech Agreement, a copy of which will be filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2024.

ITEM  6.    EXHIBITS

Exhibit number		Description of Document
3.1		Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.3 to the Company’s Current Report on Form 8-K filed June 2, 2023).

3.2		Certificate of Amendment of the Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed June 5, 2024).

3.3		Fifth Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed December 19, 2022).

31.1+		Rule 13a — 14(a) Certification of Principal Executive Officer.

31.2+		Rule 13a — 14(a) Certification of Principal Financial Officer.

32.1+	*	Certifications Pursuant to 18 U.S.C. Section 1350.

101.INS	**	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	**	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents.

104		The cover page from Sangamo’s Quarterly Report on Form 10-Q for the three months ended June 30, 2024 is formatted in Inline XBRL Taxonomy Extension and it is contained in Exhibit 101.
_____________________________
*     The certifications attached as Exhibit 32.1 accompany this Quarterly Report on Form 10-Q pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, and shall not be deemed “filed” by the Registrant for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

**    Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.

#    Indicates management contract or compensatory plan or arrangement.

+    Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Dated: August 6, 2024

SANGAMO THERAPEUTICS, INC.

/s/ ALEXANDER D. MACRAE
Alexander D. Macrae
President and Chief Executive Officer
(Principal Executive Officer)

/s/ PRATHYUSHA DURAIBABU
Prathyusha Duraibabu
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)