Form 10-Q
period 2024-09-30
SANGAMO THERAPEUTICS, INC
filed 2024-11-12
CIK 1001233

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________
FORM 10-Q
________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐     No   ☒
As of November 7, 2024, 208,646,870 shares of the issuer’s common stock, par value $0.01 per share, were outstanding.

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

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
Some statements contained in this report are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. These statements relate to our future events, including our anticipated operations, research, development, manufacturing and commercialization activities, clinical trials, operating results and financial condition. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements. Forward-looking statements may include, but are not limited to, statements about:
•our estimates regarding the sufficiency of our cash resources and our expenses, capital requirements and need for substantial additional financing, and our ability to obtain additional financing, including the impact of business development and clinical advancements on our cash runway;
•our ability to continue to operate as a going concern, including our estimate that our available cash and cash equivalents as of September 30, 2024 will not be sufficient to fund our planned operations for one year from the issuance date of the Condensed Consolidated Financial Statements included in Part I, Item 1, “Financial Statements and Supplementary Data” of this Quarterly Report on Form 10-Q;
•our projected operating and financial performance;
•our plans for advancing our development programs and the plans of our collaboration partners for advancing our partnered programs, and the expected charges and cost savings associated with our restructurings and facility closures;
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
•the therapeutic and commercial potential of technologies used by us in our product candidates, including our gene therapy and gene editing technologies, zinc finger, or ZF, technology platform, and zinc finger transcriptional regulators, or ZF-transcriptional regulators, which include zinc finger repressors, or ZFRs;
•our ability to realize the expected benefits of the global epigenetic regulation and capsid delivery license agreement with Genentech, a member of the Roche group, the potential for Genentech to complete clinical development, regulatory interactions, manufacturing and global commercialization of any resulting products, and the potential for us to receive milestone payments and royalties from Genentech;
•anticipated investigational new drug, or IND, and clinical trial application, or CTA, submissions and potential acceptance thereof by the U.S. Food and Drug Administration, or FDA and regulatory authorities outside the United States;
•the potential for isaralgagene civaparvovec to qualify for the FDA’s Accelerated Approval program, including the adequacy of data generated in the Phase 1/2 STAAR study to support any such approval; expectations concerning the availability of additional data to support a potential Biologics License Application, or BLA, submission for isaralgagene civaparvovec and the timing of such submission;
•our ability to establish and maintain collaborations and strategic partnerships and realize the expected benefits of such arrangements, including our ability to find a collaboration partner for our Fabry disease program and to engage in additional transactions with respect to our STAC-BBB capsid delivery program and epigenetic regulation capabilities, and Pfizer’s continued advancements of the giroctocogene fitelparvovec program, including the potential for Pfizer to complete clinical development, regulatory interactions, manufacturing and global commercialization of any resulting products;
•anticipated revenues from existing and new collaborations and the timing thereof;
•our and our collaborators’ anticipated plans and timelines in conducting our ongoing and potential future clinical trials and presenting clinical data from such clinical trials, and the anticipated advancement of our product candidates to late-stage development;

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
•our ability, and the ability of our collaborators and strategic partners to obtain and maintain regulatory approvals for product candidates and the timing and costs associated with obtaining regulatory approvals;
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
•We are a biotechnology company with no approved products or product revenues. Our success depends substantially on results of preclinical studies and clinical trials demonstrating safety and efficacy of our product candidates to the satisfaction of applicable regulatory authorities. Obtaining positive clinical trial results and regulatory approvals is expensive, lengthy, challenging and unpredictable and may never occur for any product candidates.
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
•Our recent restructurings may not result in anticipated savings or operational efficiencies and could result in total costs and expenses that are greater than expected.
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

PART I. FINANCIAL INFORMATION
ITEM  1.    FINANCIAL STATEMENTS
SANGAMO THERAPEUTICS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited; in thousands)

	September 30, 2024	December 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$39,201	$45,204
Marketable securities	—	35,798
Accounts receivable	10,496	923
Prepaid expenses and other current assets	8,434	12,403
Total current assets	58,131	94,328
Property and equipment, net	19,146	26,874
Operating lease right-of-use assets	17,766	25,991
Refundable research income tax credits and other non-current assets	14,720	16,627
Restricted cash	1,500	1,500
Total assets	$111,263	$165,320
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$19,791	$15,259
Accrued compensation and employee benefits	10,961	8,918
Other accrued liabilities	11,635	23,554
Deferred revenues	774	—
Total current liabilities	43,161	47,731
Long-term portion of lease liabilities	27,727	33,515
Other non-current liabilities	1,241	1,187
Total liabilities	72,129	82,433
Commitments and contingencies
Stockholders’ equity:
Preferred stock	—	—
Common stock	2,086	1,781
Additional paid-in capital	1,522,192	1,492,077
Accumulated deficit	(1,480,921)	(1,406,376)
Accumulated other comprehensive loss	(4,223)	(4,595)
Total stockholders’ equity	39,134	82,887
Total liabilities and stockholders’ equity	$111,263	$165,320
See accompanying Notes to Condensed Consolidated Financial Statements.

SANGAMO THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited; in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenues	$49,412	$9,398	$50,249	$174,190
Operating expenses:
Research and development	27,732	57,089	87,846	183,351
General and administrative	11,049	13,918	34,861	48,068
Impairment of long-lived assets	—	44,799	5,521	65,232
Impairment of goodwill and indefinite-lived intangible assets	—	—	—	89,485
Total operating expenses	38,781	115,806	128,228	386,136
Income (loss) from operations	10,631	(106,408)	(77,979)	(211,946)
Interest and other income, net	129	3,515	3,694	9,610
Income (loss) before income taxes	10,760	(102,893)	(74,285)	(202,336)
Income tax expense (benefit)	88	1,270	260	(4,800)
Net income (loss)	10,672	(104,163)	(74,545)	(197,536)
Net income allocated to participating securities	1,287	—	—	—
Net income (loss) available to common stockholders	$9,385	$(104,163)	$(74,545)	$(197,536)
Net income (loss) per share
Basic	$0.05	$(0.59)	$(0.37)	$(1.14)
Diluted	$0.04	$(0.59)	$(0.37)	$(1.14)
Shares used in computing net income (loss) per share
Basic	208,345	177,171	198,849	173,375
Diluted	214,325	177,171	198,849	173,375

See accompanying Notes to Condensed Consolidated Financial Statements.

SANGAMO THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited; in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net income (loss)	$10,672	$(104,163)	$(74,545)	$(197,536)
Foreign currency translation adjustment	1,664	(1,144)	371	981
Net pension (loss) gain	(4)	5	234	2
Unrealized gain (loss) on marketable securities, net of tax	—	494	(233)	840
Comprehensive income (loss)	$12,332	$(104,808)	$(74,173)	$(195,713)
See accompanying Notes to Condensed Consolidated Financial Statements.

SANGAMO THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited; in thousands, except share amounts)

	Three Months Ended September 30, 2024
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount
Balances at June 30, 2024	208,201,140	$2,082	$1,519,084	$(1,491,593)	$(5,883)	$23,690
Issuance of common stock upon exercise of stock options and vesting of restricted stock units, net of tax	418,572	4	(207)	—	—	(203)
Stock-based compensation	—	—	3,315	—	—	3,315
Foreign currency translation adjustment	—	—	—	—	1,664	1,664
Net pension loss	—	—	—	—	(4)	(4)
Net income	—	—	—	10,672	—	10,672
Balances at September 30, 2024	208,619,712	$2,086	$1,522,192	$(1,480,921)	$(4,223)	$39,134

	Nine Months Ended September 30, 2024
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount
Balances at December 31, 2023	178,133,548	$1,781	$1,492,077	$(1,406,376)	$(4,595)	$82,887
Issuance of common stock, net of offering expenses	24,761,905	248	21,540	—	—	21,788
Issuance of common stock upon exercise of pre-funded warrants	3,809,523	38	33	—	—	71
Issuance of common stock upon exercise of stock options and vesting of restricted stock units, net of tax	1,535,250	15	(699)	—	—	(684)
Issuance of common stock under employee stock purchase plan	379,486	4	142	—	—	146
Stock-based compensation	—	—	9,099	—	—	9,099
Foreign currency translation adjustment	—	—	—	—	371	371
Net pension gain	—	—	—	—	234	234
Net unrealized loss on marketable securities, net of tax	—	—	—	—	(233)	(233)
Net loss	—	—	—	(74,545)	—	(74,545)
Balances at September 30, 2024	208,619,712	$2,086	$1,522,192	$(1,480,921)	$(4,223)	$39,134

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

See accompanying Notes to Condensed Consolidated Financial Statements.

SANGAMO THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; in thousands)

	Nine Months Ended September 30,
	2024	2023
Operating Activities:
Net loss	$(74,545)	$(197,536)
Adjustments to reconcile net loss to net cash used in operating activities:
Impairment of long-lived assets	5,521	65,232
Depreciation and amortization	3,866	13,238
Accretion of discount and impairment on marketable securities	(273)	(2,031)
Amortization in operating lease right-of-use assets	3,360	5,945
Stock-based compensation	9,099	21,256
Other non-cash adjustments	(4)	1,119
Impairment of goodwill and indefinite-lived intangible assets	—	89,485
Deferred income tax benefit	18	(6,195)
Net changes in operating assets and liabilities:
Interest receivable	402	192
Accounts receivable	(9,573)	2,530
Prepaid expenses and other assets	6,403	5,159
Accounts payable and other accrued liabilities	(6,851)	(5,220)
Accrued compensation and employee benefits	2,060	(4,182)
Lease liabilities	(4,081)	(3,737)
Other non-current liabilities	36	112
Deferred revenues	774	(159,671)
Net cash used in operating activities	(63,788)	(174,304)
Investing Activities:
Purchases of marketable securities	—	(59,551)
Maturities of marketable securities	1,110	193,858
Proceeds from sale of marketable securities	34,730	—
Proceeds from sale of assets classified as held for sale	475	—
Purchases of property and equipment	(115)	(18,484)
Net cash provided by investing activities	36,200	115,823
Financing Activities:
Proceeds from issuance of common stock, net of offering expenses	21,924	—
Proceeds from at-the-market offering, net of offering expenses	—	15,106
Taxes paid related to net share settlement of equity awards	(684)	(1,404)
Proceeds from issuance of common stock under employee stock purchase plan	146	719
Net cash provided by financing activities	21,386	14,421
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	199	130
Net decrease in cash, cash equivalents, and restricted cash	(6,003)	(43,930)
Cash, cash equivalents, and restricted cash, beginning of period	46,704	101,944
Cash, cash equivalents, and restricted cash, end of period	$40,701	$58,014
Supplemental cash flow disclosures:
Property and equipment included in unpaid liabilities	$389	$2,757
See accompanying Notes to Condensed Consolidated Financial Statements.

SANGAMO THERAPEUTICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 1—ORGANIZATION, BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Organization and Description of Business
Sangamo Therapeutics, Inc. (“Sangamo” or “the Company”) was incorporated in the State of Delaware in June 1995 and changed its name from Sangamo Biosciences, Inc. in January 2017. Sangamo is a genomic medicine company committed to translating ground-breaking science into medicines that transform the lives of patients and families afflicted with serious neurological diseases. The Company believes its zinc finger (“ZF”) epigenetic regulators are ideally suited to potentially address devastating neurology disorders and its capsid engineering platform has demonstrated the ability to expand delivery beyond currently available intrathecal delivery capsids, including in the central nervous system (“CNS”), in preclinical studies.
In 2023, the Company announced its strategic transformation into a neurology-focused genomic medicine company focused on developing epigenetic regulation therapies designed to address serious neurological diseases and novel adeno-associated virus (“AAV”) capsid delivery technology.
Basis of Presentation
The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in conformity with generally accepted accounting principles in the United States of America (“U.S. GAAP”) for interim financial information and pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of these financial statements for the periods presented have been included. Operating results for the three and nine months ended September 30, 2024 are not necessarily indicative of the results that may be expected for the year ending December 31, 2024. The Condensed Consolidated Balance Sheet data at December 31, 2023 was derived from the audited Consolidated Financial Statements included in Sangamo’s Annual Report on Form 10-K for the year ended December 31, 2023 (the “2023 Annual Report”) as filed with the SEC on March 13, 2024.
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
Liquidity, Going Concern, and Capital Resources
Sangamo is currently working on a number of long-term development projects that involve experimental technologies. The projects will require several years and substantial expenditures to complete and ultimately may be unsuccessful. In recent years, the Company’s operations have been funded primarily through collaborations and strategic partnerships, research grants and from the issuance of equity securities. As of September 30, 2024, the Company had capital resources of $39.2 million consisting of cash and cash equivalents. On August 2, 2024, the Company entered into a global epigenetic regulation and capsid delivery license agreement (the “Genentech Agreement”) with Genentech, Inc., a member of the Roche Group (“Genentech”), under which the Company received a $40.0 million upfront license fee in August 2024 and a $10.0 million milestone payment in October 2024.
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
The Company’s history of significant losses, its negative cash flows from operations, its limited liquidity resources currently on hand, and its dependence on additional financing to fund its operations after the current resources are exhausted raise substantial doubt about its ability to continue to operate as a going concern within one year after the date that the Condensed Consolidated Financial Statements are issued. Based on the Company’s current operating plan, its cash and cash equivalents as of September 30, 2024, together with the $10.0 million milestone payment that the Company received from Genentech in October 2024, is expected to allow the Company to meet its liquidity requirements only into the first quarter of 2025, which is less than one year following the date these Condensed Consolidated Financial Statements are issued.
Successful completion of the Company’s development programs and, ultimately, the attainment of profitable operations are dependent upon future events, including obtaining adequate financing to support the Company’s cost structure and operating plan. Management’s plans include, among other things, pursuing one or more of the following steps to raise additional capital, none of which can be guaranteed or are entirely within the Company’s control:
•raise funding through the sale of the Company’s common stock, including sales under the at-the-market offering program with Jefferies LLC;
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
Summary of Significant Accounting Policies
Use of Estimates
The preparation of Condensed Consolidated Financial Statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the Condensed Consolidated Financial Statements and the accompanying notes. On an ongoing basis, management evaluates its estimates including critical accounting policies or estimates related to revenue recognition, clinical trial accruals, income taxes, fair value of assets and liabilities, useful lives and impairment of long-lived assets, and stock-based compensation. Estimates are based on historical experience and on various other market specific and other relevant assumptions that the Company believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from those estimates.
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
In September 2023, the Company recorded additional revenue related to a change in estimate in connection with the collaboration agreement with Kite. This adjustment was driven by a further reduction in the estimated future level of the Company’s research and development services and as a result, future project costs. This resulted in an increase in proportional cumulative performance on this collaboration and an increase in revenue by $4.9 million, a decrease in net loss by $4.9 million, and a decrease in the Company’s basic and diluted net loss per share of $0.03 for the three and nine months ended September 30, 2023.
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
The Company’s performance obligations in its collaboration agreements frequently represent distinct bundles of licenses of intellectual property and research and development services, with these components being individually non-distinct as the customer cannot benefit from the licenses independently from the research and development activities. In some instances, the Company has determined that the customer can benefit from the licensed intellectual property separately from the research and development activities, and the licenses of intellectual property and research and development services are individual distinct performance obligations. Options to license the Company’s intellectual property and/or acquire research and development services also represent performance obligations when they grant customers a material right, e.g. a right to a discount the customer would not have received if they did not purchase the Company’s services under the existing contract.
Revenues from grants of licenses to intellectual property that are distinct and therefore separate performance obligations are recognized at the point in time when the license is effective and the Company has completed the transfer of a copy of the licensed intellectual property to the customer. Revenues from distinct research and development services as well as from distinct bundles of licenses of intellectual property and research and development services, are recognized over time using a proportional performance method. Under this method, revenue is recognized by measuring progress towards satisfaction of the relevant performance obligation using a measure that best depicts the progress towards satisfaction of the relevant performance obligation. For most of the Company’s agreements the measure of progress is an input measure based on a level of effort incurred, which includes the value of actual time by Company researchers plus third-party cost reimbursements.
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
Revenues from collaboration and license agreements as a percentage of total revenues were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Genentech, Inc.	100%	—%	98%	—%
Kite Pharma, Inc.	—%	58%	—%	11%
Biogen MA, Inc.	—%	4%	—%	77%
Novartis Institutes for BioMedical Research, Inc.	—%	—%	—%	7%
Other license agreements	—%	38%	2%	5%
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
During a portion of the nine months ended September 30, 2023, the Company had goodwill and indefinite-lived intangible assets (IPR&D). These assets were written off in full as the Company recognized impairment losses during the nine months ended September 30, 2023, see Note 6 – Impairment and Write-Down of Assets Held For Sale.

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
A reconciliation of cash, cash equivalents, and restricted cash reported within the accompanying Condensed Consolidated Balance Sheets to the amounts reported within the accompanying Condensed Consolidated Statements of Cash Flows is as follows (in thousands):

	September 30, 2024	December 31, 2023	September 30, 2023	December 31, 2022
Cash and cash equivalents	$39,201	$45,204	$56,514	$100,444
Non-current restricted cash	1,500	1,500	1,500	1,500
Cash, cash equivalents, and restricted cash as reported within the Condensed Consolidated Statements of Cash Flows	$40,701	$46,704	$58,014	$101,944
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
The Company had no cash equivalents or marketable securities as of September 30, 2024. The fair value measurements of the Company’s cash equivalents and marketable securities as of December 31, 2023 are identified at the following levels within the fair value hierarchy (in thousands):

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

NOTE 3—CASH EQUIVALENTS AND MARKETABLE SECURITIES
The Company had no cash equivalents or marketable securities as of September 30, 2024. The table below summarizes the Company’s cash equivalents and marketable securities as of December 31, 2023 (in thousands):

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
Realized gains and losses on the sales of investments were not material during the three and nine months ended September 30, 2024. There were no realized gains and losses on the sales of investments during the three and nine months ended September 30, 2023. Total unrealized gains for securities with net gains in accumulated other comprehensive loss were not material during the three and nine months ended September 30, 2024 and 2023.
The Company manages credit risk associated with its investment portfolio through its investment policy, which limits purchases to high-quality issuers and also limits the amount of its portfolio that can be invested in a single issuer. The Company did not record an allowance for credit losses related to its marketable securities for the three and nine months ended September 30, 2024 and 2023.
The Company had no unrealized losses related to its marketable securities for the three and nine months ended September 30, 2024. The Company had no material unrealized losses related to its marketable securities for the three and nine months ended September 30, 2023. The Company had no material unrealized losses, individually and in the aggregate, for marketable securities that were in a continuous unrealized loss position for greater than 12 months as of September 30, 2024 and December 31, 2023. These unrealized losses were not attributed to credit risk and were associated with changes in market conditions. The Company periodically reviews its marketable securities for indications of credit losses. No significant facts or circumstances had arisen to indicate that there had been any significant deterioration in the creditworthiness of the issuers of the securities held by the Company. Based on the Company’s review of these securities, the Company determined that no allowance for credit losses related to its marketable securities was required at either September 30, 2024 or December 31, 2023.
For the periods the Company had investment in debt securities, the Company also considered whether it was more likely than not that the Company will be required to sell the debt securities before recovery of their amortized cost basis. No impairment charges were recorded during the three and nine months ended September 30, 2024.
NOTE 4—BASIC AND DILUTED NET INCOME (LOSS) PER SHARE
Basic net income (loss) per share has been computed by dividing net income (loss) by the weighted-average number of shares of common stock outstanding during the period. Diluted net income (loss) per share is calculated by dividing net income

(loss) by the weighted-average number of shares of common stock plus potentially dilutive securities outstanding during the period. Potential shares of common stock exercisable for little or no consideration are included in both basic and diluted weighted-average number of shares of common stock outstanding. During the three months ended September 30, 2024, basic and diluted weighted-average number of shares outstanding were 208.3 million and 214.3 million shares, respectively. During the nine months ended September 30, 2024, both basic and diluted weighted-average number of shares outstanding were 198.8 million shares, and included pre-funded warrants to purchase 3,809,523 shares of common stock with an exercise price of $0.01 per share. These warrants were exercised during the three months ended June 30, 2024.
The components of basic and diluted net income (loss) per share are as follows (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Numerator:
Net income (loss)	$10,672	$(104,163)	$(74,545)	$(197,536)
Less: Net income allocated to participating securities	1,287	—	—	—
Net income (loss) available to common stockholders	$9,385	$(104,163)	$(74,545)	$(197,536)
Denominator:
Basic:
Weighted average number of common shares outstanding - basic	208,345	177,171	198,849	173,375
Diluted:
Weighted average number of common shares outstanding - basic	208,345	177,171	198,849	173,375
Dilutive effect of restricted stock units	5,823	—	—	—
Dilutive effect of common stock pursuant to employee stock purchase plan	157	—	—	—
Weighted average number of common shares outstanding - diluted	214,325	177,171	198,849	173,375
Net income (loss) per share:
Basic	$0.05	$(0.59)	$(0.37)	$(1.14)
Diluted	$0.04	$(0.59)	$(0.37)	$(1.14)
Warrants to purchase shares of common stock, with the exercise price of $1.00 per share, entitle holders to participate in dividends but are not required to absorb losses incurred. As a result, for the three months ended September 30, 2024, the Company applied the two-class method to allocate net income to shares of common stock and these warrants for purposes of calculating basic and diluted net income per share. The warrants were excluded from basic net loss per share calculations during the nine months ended September 30, 2024. No warrants were outstanding during the three and nine months ended September 30, 2023.
The computation of diluted net income per share for the three months ended September 30, 2024 excluded 12.7 million shares subject to stock options and restricted stock units outstanding because their inclusion would have had an anti-dilutive effect on diluted net income per share. The computation of diluted net loss per share for the nine months ended September 30, 2024 excluded 51.6 million shares subject to stock options, restricted stock units outstanding, warrants to purchase common stock, and the employee stock purchase plan shares reserved for issuance because their inclusion would have had an anti-dilutive effect on diluted net loss per share. The computation of diluted net loss per share for the three and nine months ended September 30, 2023 excluded 22.1 million shares subject to stock options, restricted stock units outstanding, and the employee stock purchase plan shares reserved for issuance because their inclusion would have had an anti-dilutive effect on diluted net loss per share.
NOTE 5—MAJOR CUSTOMERS, PARTNERSHIPS AND STRATEGIC ALLIANCES
Genentech, Inc.
In August 2024, the Company entered into a global epigenetic regulation and capsid delivery license agreement with Genentech to develop intravenously administered genomic medicines to treat certain neurodegenerative diseases. Under the terms of the agreement, the Company granted an exclusive license to Genentech for the Company’s proprietary zinc finger repressors (“ZFRs”) that are directed to tau and a second undisclosed neurology target. The Company also granted an exclusive license to Genentech to the Company’s proprietary, neurotropic adeno-associated virus capsid, STAC-BBB, for use with therapies directed to tau and to the second neurology target. The Company is prohibited from exploiting (for itself or with or for a third party)

products directed to tau and to the second neurology target during the applicable exclusivity periods set forth in the agreement. The Company was responsible for completing the technology transfer and certain preclinical activities, and Genentech is solely responsible for all clinical development, regulatory interactions, manufacturing and global commercialization of resulting products.
In August 2024, the Company received a $40.0 million upfront license payment from Genentech. In October 2024, the Company received a $10.0 million milestone payment related to the technology transfer which was completed in September 2024. Under the terms of the agreement, the Company is also eligible to earn up to $1.9 billion in development and commercial milestones spread across multiple potential products. In addition, the Company is also entitled to receive escalating, tiered mid-single digit to sub-teen double digit royalty payments on the net sales of such products, subject to adjustments for patent expiration, entry of competitive products to the market and payments made under certain licenses for third-party intellectual property.
The agreement will continue, on a product-by-product and country-by-country basis, until the date when there is no remaining royalty payment obligation in such country with respect to such product, at which time the agreement will expire with respect to such product in such country. Royalty obligations cease upon the later of expiry of the last valid patent claim covering the product in the country or 10 years from the date of the first commercial sale of the product in such country. Genentech has the right to terminate the agreement for convenience. Each party has the right to terminate the agreement on account of the other party’s uncured material breach.
The Company assessed the agreement with Genentech in accordance with ASC Topic 606 and concluded that Genentech is a customer. The initial transaction price of $50.0 million includes the upfront license fee of $40.0 million and the $10.0 million technology transfer milestone payment. None of the development milestones have been included in the transaction price, as all such amounts are fully constrained. As part of its evaluation of the constraint, the Company considered numerous factors, including the fact that achievement of the milestones at this time is uncertain and contingent upon future periods when the uncertainty related to the variable consideration is resolved. The Company will re-evaluate the transaction price as uncertain events are resolved or other changes in circumstances occur. Potential sales-based milestones and royalty payments are not estimated as they meet the sales-or usage-based royalty exception under ASC 606 and are recognized in the period they are earned, provided the related performance obligations have been completed.
The Company has identified two performance obligations within the Genentech Agreement. All licenses were accounted for as a performance obligation to provide functional IP that is satisfied at a point in time that was satisfied upon completion of the technology transfer in September 2024. The preclinical activities represent research and development services and are satisfied over time as the Company conducts and Genentech benefits from the associated activities. Revenue related to the preclinical activities is recognized using an input method of cumulative actual costs incurred relative to total estimated costs.
The Company allocated the initial transaction price to the performance obligations based on the relative standalone selling price of each performance obligation. In the absence of an observable standalone selling price, the Company used a methodology that maximized the use of observable inputs. This included a cost plus margin approach for the preclinical activities, which required the estimation of total costs and an expected margin. The standalone selling price of the licenses was determined based on the analysis of the probability-adjusted discounted cash flows and potential sales of licensed products. Significant estimates and assumptions were used that include but are not limited to, expected market opportunity and pricing, timelines, and likelihood of success of clinical, regulatory and commercialization activities. The Company expects to allocate variable consideration payable upon achievement of future milestones and royalty payments to the specific performance obligation to which they relate, i.e. the license performance obligation, as such allocation would meet the allocation objective in ASC Topic 606.
As of September 30, 2024, the Company had a receivable of $10.0 million related to the milestone payment which had been earned but not yet received, and deferred revenue of $0.8 million related to this agreement which is expected to be recognized over approximately the next three months.
Revenues recognized under the agreement were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenue related to Genentech agreement:
Recognition of license revenue	$48,679	$—	$48,679	$—
Research services	547	—	547	—
Total	$49,226	$—	$49,226	$—

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
Upon execution of the agreement, the Company received an upfront fee of $70.0 million and was eligible to receive up to $208.5 million in payments upon the achievement of specified clinical development, intellectual property and regulatory milestones and up to $266.5 million in payments upon first commercial sale milestones for giroctocogene fitelparvovec and potentially other products. To date, two milestones of $55.0 million in aggregate have been earned and received. The Company is eligible to earn from Pfizer up to $220.0 million in remaining milestone payments for giroctocogene fitelparvovec, subject to reduction on account of payments made under certain licenses for third-party intellectual property. In addition, Pfizer agreed to pay the Company royalties for each potential licensed product developed under the agreement that are 14% - 20% of the annual worldwide net sales of such product and are subject to reduction due to patent expiration, entry of biosimilar products to the market and payment made under certain licenses for third-party intellectual property.
The Company assessed the agreement with Pfizer in accordance with ASC Topic 606 and concluded that Pfizer was a customer. The Company completed its performance obligations and recognized the amounts included in the transaction price of $134.0 million during the periods through December 31, 2020. No revenue was recognized during the three and nine months ended September 30, 2024 and 2023. The remaining development, intellectual property and regulatory milestone amounts have not been included in the transaction price and have not been recognized as their achievement is dependent on the progress and outcomes of Pfizer’s development activities and is therefore uncertain. If and when these milestones become probable of being achieved, they will be recognized in full at that time. Sales milestones and royalties are not recognized until triggered based on the contractual terms.
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
The Company received a $12.0 million upfront payment from Pfizer and is eligible to receive up to $60.0 million in development milestone payments from Alexion contingent on the achievement of specified preclinical development, clinical development and first commercial sale milestones, and up to $90.0 million in commercial milestone payments if annual worldwide net sales of the licensed products reach specified levels. In addition, Alexion will pay the Company royalties of 14% - 20% of the annual worldwide net sales of the licensed products. These royalty payments are subject to reduction due to patent expiration, entry of biosimilar products to the market and payments made under certain licenses for third-party intellectual property. Each party is responsible for the cost of its performance of the research program. Alexion is operationally and financially responsible for subsequent development, manufacturing and commercialization of the licensed products. To date, a milestone of $5.0 million has been earned and paid, however no products have been approved and therefore no royalty fees have been earned under the C9ORF72 agreement.
The Company assessed the agreement with Alexion in accordance with ASC Topic 606 and concluded that Alexion was a customer. The Company completed its performance obligations and recognized the amounts included in the transaction price of $17.0 million during the periods through December 31, 2020. No revenue was recognized during the three and nine months ended September 30, 2024 and 2023. The remaining development milestone amounts have not been included in the transaction price and have not been recognized as their achievement is dependent on the progress and outcomes of Alexion’s development activities and is therefore uncertain. If and when these milestones become probable of being achieved, they would be recognized in full at that time. Sales related milestones and royalties are not recognized until triggered based on the contractual terms.
In October 2023, Pfizer notified the Company of Pfizer’s assignment of the collaboration and license agreement to Alexion, AstraZeneca Rare Disease, pursuant to a definitive purchase and license agreement for preclinical gene therapy assets and enabling technologies that closed on September 20, 2023.
Other Collaboration and License Agreements
In 2024, the Company had a collaboration and license agreement with Kite and certain other license agreements. In 2023, in addition to the agreement with Kite, the Company had collaboration and license agreements with Novartis Institutes for BioMedical Research, Inc. (“Novartis”), and Biogen MA, Inc. (“Biogen”). These collaboration agreements were designed for the research, development, and commercialization of various potential therapy products, including potential engineered cell therapies for cancer and gene regulation therapies to treat neurodevelopmental disorders and diseases. The collaboration agreements with Novartis and Biogen were both terminated effective June 2023. The Company’s services under the Kite collaboration agreement were completed during the year ended December 31, 2023, and the agreement expired pursuant to its terms in April 2024.
The Company assessed each of these collaboration agreements in accordance with ASC Topic 606, concluding Kite, Novartis and Biogen were customers.

Revenues recognized under these agreements were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenue related to Kite agreement:
Recognition of license fee fixed consideration	$—	$5,388	$—	$17,938
Research services variable consideration	—	108	—	1,097
Total	$—	$5,496	$—	$19,035

Revenue related to Novartis agreement:
Recognition of upfront license fee	$—	$—	$—	$9,568
Research services	—	—	—	2,611
Total	$—	$—	$—	$12,179

Revenue related to Biogen agreement:
Recognition of license and other fixed consideration	$—	$—	$—	$132,165
Cost-sharing payments for research services, net variable consideration	—	—	—	2,684
Total	$—	$—	$—	$134,849

Revenue from other license agreements	$186	$3,902	$1,023	$8,127
Total revenue	$186	$9,398	$1,023	$174,190
As of September 30, 2024 and December 31, 2023, the Company had no material receivables, no deferred revenue, and no amounts included in transaction price remaining to be recognized related to these license and collaboration agreements.
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
Nine months ended September 30, 2024
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
During the three months ended June 30, 2024, the Company faced a sustained decline in its stock price and related market capitalization, and continued the France Restructuring and activities related to the closure of its facility in Brisbane, California. There was also a decline in the market rates for facility subleases in Brisbane, California, indicating the carrying values of right of use and leasehold improvement assets could be impaired. As such, the Company reassessed its long-lived assets for impairment as of June 30, 2024.
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
During the three months ended September 30, 2024, no additional impairment was recorded.
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
Nine months ended September 30, 2023
During the three months ended March 31, 2023, as a result of the sustained decline in the Company’s stock price and related market capitalization, and termination of the collaboration agreements with Biogen and Novartis, the Company performed an impairment assessment of goodwill, indefinite-lived intangible assets, and other long-lived assets.
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
NOTE 7—COMMITMENTS AND CONTINGENCIES
Leases
On February 5, 2024, the Company entered into an amendment to the operating lease of office and research and development laboratory facilities in Brisbane, California. The amendment established early termination rights for the landlord upon thirty days’ notice to the Company, with the earliest date the landlord may terminate the lease being September 30, 2024. Additionally, the amendment authorized the landlord to draw on the existing letter of credit to satisfy the majority of the Company’s February 2024 through April 2024 rent payments and obligated the Company to provide a cash security deposit or replenish the letter of credit back to $1.5 million by June 1, 2024.
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
On July 3, 2024, the Company entered into another amendment to extend the deadline for replenishing the letter of credit to September 30, 2024, the effect of which had no material impact to the Company’s financial statements. The letter of credit was replenished during the three months ended September 30, 2024.

NOTE 8—STOCK-BASED COMPENSATION
The following table shows total stock-based compensation expense recognized in the accompanying Condensed Consolidated Statements of Operations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Research and development	$1,478	$3,236	$4,186	$11,996
General and administrative	1,837	2,953	4,913	9,260
Total stock-based compensation expense	$3,315	$6,189	$9,099	$21,256
NOTE 9—STOCKHOLDERS’ EQUITY
Common Stock
The Company’s common stock authorized for issuance was 960,000,000 shares and 640,000,000 shares as of September 30, 2024 and December 31, 2023, respectively.
At-the-Market Offering Program
In August 2020, the Company entered into an Open Market Sale Agreement℠ with Jefferies LLC (“Jefferies”) with respect to an at-the-market offering program under which the Company may offer and sell, from time to time at its sole discretion, shares of the Company’s common stock having an aggregate offering price of up to $150.0 million through Jefferies as the Company’s sales agent or principal. The Company is not obligated to sell any shares under the sales agreement. In December 2022, the Company entered into an amendment to the Open Market Sale Agreement℠ which increased the aggregate offering price under the at-the-market offering program by an additional $175.0 million. No shares were sold under the sales agreement during the three months ended September 30, 2023. During the nine months ended September 30, 2023, the Company sold 8,249,261 shares of its common stock for net proceeds of approximately $15.1 million. No shares were sold under the sales agreement during the three and nine months ended September 30, 2024. Approximately $194.5 million remained available under the sales agreement as of September 30, 2024.
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
Common Warrants and pre-funded warrants were determined to be equity-classified and proceeds received from their issuance were recorded as a component of stockholders’ equity within additional paid-in capital. The Company determined that the warrants should be equity classified because they are freestanding financial instruments, do not embody an obligation for the Company to repurchase its shares, do not contain exercise contingencies tied to observable markets or indices, permit the holders to receive a fixed number of shares of common stock upon exercise in exchange for a fixed amount of consideration, subject only to adjustments that are inputs to the fair value of a fixed price/fixed consideration-option, and meet the equity classification criteria. The pre-funded warrants were exercised in full on April 8, 2024 and the Company issued an aggregate of 3,809,523 shares of common stock at an exercise price of $0.01. The Common Warrants had not been exercised and remained outstanding as of September 30, 2024.
NOTE 10—RESTRUCTURING CHARGES
April 2023 Restructuring
On April 26, 2023, the Company executed a restructuring of operations and a corresponding reduction in workforce (the “April 2023 Restructuring”), designed to reduce costs and increase focus on certain strategic priorities. The April 2023 Restructuring resulted in the elimination of approximately 110 roles in the United States, or approximately 23% of the total United States workforce. The April 2023 Restructuring resulted in the incurrence of one-time severance payments and other employee-related costs, including additional vesting of service-based stock compensation awards. The Company had estimated that it will incur $5.0 million in expenses related to employee severance and notice period payments, benefits and related restructuring charges for the April 2023 Restructuring. No expenses related to the April 2023 Restructuring were incurred during the three and nine months ended September 30, 2024. No expenses related to the April 2023 Restructuring were incurred during the three months ended September 30, 2023.The Company incurred approximately $5.0 million of expenses related to the April 2023 Restructuring during the nine months ended September 30, 2023, of which $3.8 million is included in research and development expense and $1.2 million is included in general and administrative expense in the accompanying Condensed Consolidated Statements of Operations. The April 2023 Restructuring and the cash payments related thereto are complete as of September 30, 2024.
November 2023 Restructuring
On November 1, 2023, the Company executed a restructuring of operations and a corresponding reduction in workforce (the “November 2023 Restructuring”), designed to reduce costs and advance its strategic transformation into a neurology-focused genomic medicine company. The November 2023 Restructuring resulted in the elimination of approximately 162 roles, including 108 full-time employees and 54 contracted employees and eliminated open positions, in the United States, or approximately 40% of the total United States workforce, and included one-time severance payments and other employee-related costs, including additional vesting of service-based stock compensation awards. The total restructuring expenses are estimated to be approximately $8.0 million to $9.0 million, related to employee severance and notice period payments, benefits, Brisbane facility close-out costs, and other related restructuring charges for the November 2023 Restructuring. The Company recorded $6.7 million of expenses relating to the November 2023 Restructuring in the fourth quarter of 2023. The expense adjustments recorded during the three and nine months ended September 30, 2024 were not material. The cash payments relating to employee severance and notice period payments, benefits, other employee-related costs for the November 2023 Restructuring are complete as of September 30, 2024. The Company expects the Brisbane facility close-out costs to be complete by second quarter of 2025, which were previously estimated to be complete by third quarter of 2024. The Company expects to incur estimated costs of $0.9 million to $1.9 million on Brisbane facility close-out costs through the second quarter of 2025.
France Restructuring
On March 1, 2024, the Company’s Board of Directors approved the France Restructuring which will result in the elimination of all 93 roles in France, or approximately 24% of the total global workforce. As a result, the Company has terminated its research and development activities in France and is in the process of disposing of its France-based assets and settling the associated liabilities. The Company is also making severance payments as required by French law and the terms of the applicable collective bargaining agreements, and incurring other employee-related costs. The total restructuring expenses are estimated to be approximately $5.3 million to $5.6 million, related to employee severance and notice period payments, benefits, contract termination costs, and other related restructuring charges for the France Restructuring. The Company had recorded $4.7 million of expenses relating to the France restructuring in the fourth quarter of 2023. The expenses incurred during the three and nine months ended September 30, 2024 related to employee severance and notice period payments, benefits, other employee-related costs, and facility shutdown costs were not material. During the three months ended June 30, 2024, the Company recognized $2.4 million as expense relating to a manufacturing agreement for costs that will be incurred without economic benefit to the Company, included in general and administrative expense in the accompanying Condensed Consolidated Statements of Operations. During the three months ended September 30, 2024, the Company reached a settlement relating to the terminated manufacturing agreement and recognized $2.2 million as a reduction to general and administrative expenses in the accompanying Condensed Consolidated Statements of Operations. The Company expects to incur other additional estimated costs of $0.2 million to $0.5 million related to the France Restructuring through the fourth quarter of 2024. The Company expects the France Restructuring and its related cash payments to be substantially complete by the fourth quarter of 2024. See Note 6 – Impairment and Write-Down of Assets Held For Sale for impairment considerations related to the France Restructuring.

The following table is a summary of accrued April 2023 Restructuring, November 2023 Restructuring and France Restructuring charges included within other accrued liabilities on the Company’s Condensed Consolidated Balance Sheet as of September 30, 2024 (in thousands):

Nine Months Ended September 30, 2024
Balance at December 31, 2023	$11,733
Restructuring charges	603
Cash payments	(10,683)
Balance at September 30, 2024	$1,653
Sangamo may also incur other cash expenses or charges not currently contemplated or estimable due to events that may occur as a result of, or associated with, the November 2023 Restructuring and France Restructuring.
NOTE 11—SUBSEQUENT EVENTS
Transfer to Nasdaq Capital Markets and Compliance with Bid Price Requirement
Sangamo’s common stock was transferred from Nasdaq Global Market to the Nasdaq Capital Market effective as of the opening of business on October 26, 2024 and has continued to trade under the symbol “SGMO.” The Nasdaq Capital Market operates in substantially the same manner as the Nasdaq Global Select Market, and listed companies must meet certain financial requirements and comply with Nasdaq’s corporate governance requirements.
As a result of the transfer, Sangamo was granted an additional 180-day grace period, or until April 21, 2025, or the Compliance Date, to regain compliance with the bid price requirement set forth in the continued listing requirements of Nasdaq Listing Rule 5450(a)(1) (the “Bid Price Requirement”). To regain compliance with the Bid Price Requirement and qualify for continued listing on the Nasdaq Capital Market, the minimum bid price per share of Sangamo’s common stock must be at least $1.00 for at least ten consecutive business days during the additional 180-day compliance period. On November 5, 2024, Sangamo received a letter from the Listing Qualifications Staff of the Nasdaq Stock Market LLC that Sangamo has regained compliance with the Bid Price Requirement.

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
Corporate Updates
Epigenetic Regulation and Capsid Delivery License Agreement with Genentech
On August 2, 2024, we entered into a global epigenetic regulation and capsid delivery license agreement, or the Genentech Agreement, with Genentech, Inc., a member of the Roche Group, or Genentech, to develop intravenously administered genomic medicines to treat certain neurodegenerative diseases. Under the Genentech Agreement, we granted an exclusive license to Genentech for our proprietary zinc finger repressors, or ZFRs, that are directed to tau and a second undisclosed neurology target. We also granted an exclusive license to Genentech to our proprietary, neurotropic adeno-associated virus capsid, STAC-BBB, for use with therapies directed to tau or to the second neurology target. Under the terms of the Genentech Agreement, we were responsible for completing a technology transfer and certain preclinical activities, and Genentech is solely responsible for all clinical development, regulatory interactions, manufacturing and global commercialization of resulting products.
Under the Genentech Agreement, we have received from Genentech a $40.0 million upfront license fee and a $10.0 million milestone payment, or the Genentech Payments. In addition, we are eligible to earn up to $1.9 billion in development and commercial milestones spread across multiple potential products under the Genentech Agreement and tiered mid-single digit to sub-teen double digit royalties on the net sales of such products, subject to certain specified reductions.
Financial Position – Going Concern
Based on our current operating plan, our cash and cash equivalents as of September 30, 2024, together with the $10.0 million milestone payment that we received from Genentech in October 2024, are expected to allow us to meet our liquidity requirements only into the first quarter of 2025. Our history of significant losses, negative cash flows from operations, limited liquidity resources currently on hand and dependence on our ability to obtain additional financing to fund our operations have resulted in management’s assessment that there is substantial doubt about our ability to continue as a going concern for at least the next 12 months from the date the financial statements included in this Quarterly Report are issued. Our ability to continue to operate as a going concern is dependent upon our ability to raise substantial additional capital to fund our operations and support our research and development endeavors, including to progress our preclinical and clinical programs as described in our 2023 Annual Report and in this Quarterly Report. Although we received the Genentech Payments, and raised capital via a registered direct offering to institutional investors of common stock and accompanying warrants in March 2024, we will still need substantial additional capital in order to continue to operate as a going concern and fund our operations. We have been actively seeking, and continue to actively seek, substantial additional capital, including through additional strategic collaborations and other direct investments in our programs, public or private equity or debt financing, royalty financing and other sources. We may be unable to attract new investments as a result of the speculative nature of our newly reprioritized core neurology preclinical programs and additional capital may not be available on acceptable terms or at all. If adequate funds are not available to us on a timely basis, or at all, we will be required to take additional actions to address our liquidity needs, including additional cost reduction measures such as further reducing operating expenses and delaying, reducing the scope of, discontinuing or altering our research and development activities, which would have a material adverse effect on our business and prospects, or we may be required to cease operations entirely, liquidate all or a portion of our assets, and/or seek protection under the U.S. Bankruptcy Code, and you may lose all or part of your investment. We have explored, and will continue to explore, whether filing for bankruptcy protection is in the best interest of our Company and our stakeholders.
Core Neurology Programs and Technologies
Our neurology pipeline is focused on two innovative areas aligned with our strategic transformation: (i) development of epigenetic regulation therapies treating serious neurological diseases and (ii) development of novel engineered adeno-associated virus, or AAV, capsids to deliver our therapies to the intended neurological targets. Indications for our wholly-owned neurology programs include idiopathic small fiber neuropathy, or iSFN, a type of chronic neuropathic pain, and prion disease.
Neurology Epigenetic Regulation Programs
•We have submitted an investigational new drug, or IND, application to the U.S. Food and Drug Administration, or FDA, for ST-503, an investigational epigenetic regulator for the treatment of intractable pain due to iSFN.
•Subject to clearance of this IND application by the FDA, we would expect to start the Phase 1/2 study of ST-503 in the middle of 2025, subject to our ability to secure adequate funding.
•In September 2024, we published a manuscript in bioRxiv titled, “Potent and selective repression of SCN9A by engineered ZFRs for the treatment of neuropathic pain,” demonstrating that ZFRs can selectively and potently reduce the expression of Nav1.7 sodium channels in sensory neurons, following a single intrathecal administration of ST-503, an AAV encoding a ZFR targeting the SCN9A gene.
•Clinical trial authorization, or CTA, enabling activities continue to advance for our epigenetic regulation program to treat prion disease, leveraging our novel proprietary neurotropic AAV capsid variant, known as STAC-BBB, which demonstrated industry-leading blood-brain barrier, or BBB, penetration in nonhuman primates, or NHPs, following intravenous administration.
•We presented updated data at the Prion 2024 Conference in October 2024, showing the potency of Sangamo’s ZFR in a disease mouse model at multiple dose levels. The ZFR significantly reduced expression of prion mRNA and protein in the brain, extended mouse survival and limited the formation of toxic prion aggregates. Additionally, we presented NHP data at the Prion 2024 Conference, showing that a single intravenous administration of the prion ZFR, delivered via STAC-BBB, resulted in potent and widespread repression of the prion gene in transduced neurons.
•A CTA submission for the prion program is expected in the fourth quarter of 2025, subject to our ability to secure adequate funding.
Novel AAV Capsid Delivery Technology
•We continue to engage in business development discussions with new potential collaborators for STAC-BBB for use in delivering intravenously administered genomic medicines to treat certain specified neurological diseases.
Clinical Programs
Fabry Disease
•In October 2024, we announced the outcome of a successful interaction with the FDA, providing a clear regulatory pathway to Accelerated Approval for isaralgagene civaparvovec, or ST-920, our investigational gene therapy for the treatment of Fabry disease.
•The FDA has agreed in a Type B interaction that data from the ongoing Phase 1/2 STAAR study can serve as the primary basis for approval under the Accelerated Approval Program, using estimated glomerular filtration rate, or eGFR, slope at 52 weeks across all patients as an intermediate clinical endpoint.
•We engaged with the FDA on alternative pathways to potential approval following analysis of clinical data from the Phase 1/2 STAAR study showing encouraging safety and efficacy data, including promising preliminary evidence of improved kidney function. In the 18 male and female patients treated with isaralgagene civaparvovec with more than one year of follow-up data, a statistically significant positive mean annualized eGFR slope was observed.
•Based on these latest data, the FDA agreed that eGFR slope at 52 weeks can serve as an intermediate clinical endpoint to support a potential Accelerated Approval. The FDA also advised that eGFR slope at 104 weeks may be assessed to verify clinical benefit.

•The complete dataset to support an Accelerated Approval pathway will be available in the first half of 2025. This approach enables a potential Biologics License Application, or BLA, submission in the second half of 2025, three years ahead of previous estimates, and avoids the requirement for an additional, costly registrational study to establish clinical efficacy.
•Dosing was completed in the Phase 1/2 STAAR study in April 2024, with 33 patients dosed in the study. The longest treated patient recently achieved four years of follow-up.
•In September 2024, the 18th and final patient who started the study on enzyme replacement therapy, or ERT, was withdrawn from ERT. All 18 patients remain off ERT as of November 12, 2024.
•We have begun to execute BLA readiness activities for isaralgagene civaparvovec, while continuing to advance ongoing business development discussions with potential collaboration partners.
Partnered Program
Hemophilia A
•Pfizer plans to present detailed data from the Phase 3 AFFINE trial of giroctocogene fitelparvovec, an investigational gene therapy that we have co-developed with and licensed to Pfizer for the treatment of adults with moderately severe to severe hemophilia A, in an oral presentation at the 66th American Society for Hematology Annual Meeting and Exposition on December 9, 2024 and in a poster presentation. Summaries of the accepted abstracts are more fully described below.
•Pfizer is discussing these data with regulatory authorities.
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
Summary of Results from the Hemophilia Α Cohort of the Non-Investigational Lead-in Study: Prospective Collection of Bleeding Rate in Participants with Hemophilia Α Prior to Phase 3 Study (AFFINE) of Giroctocogene Fitelparvovec
•Giroctocogene fitelparvovec (PF-07055480) is a liver-directed recombinant adeno-associated virus serotype 6, or AAV6, gene therapy vector encoding a B-domain-deleted variant of human factor VIII, or FVIII, that enables sustained endogenous FVIII expression.
•AFFINE (NCT04370054) is an ongoing, pivotal phase 3 trial to evaluate the efficacy and safety of giroctocogene fitelparvovec in individuals with hemophilia A.
•The primary endpoint of the AFFINE trial is to demonstrate non-inferiority in total (treated and untreated) annualized bleeding rate, or ABR, compared with routine prophylactic FVIII replacement therapy collected prospectively in a separate lead-in trial.
•The lead-in trial was initiated to establish prospective bleeding and infusion rates while on FVIII prophylaxis replacement therapy in the usual care setting of participants with hemophilia A.
•The baseline data obtained in this trial will be used for comparison with data collected post gene therapy for those participants who subsequently enrolled in the giroctocogene fitelparvovec phase 3 AFFINE trial.
•This study (NCT03587116) is a prospective, noninterventional, phase 3 lead-in trial that enrolled adult men ≥18 to <65 years old with moderately severe to severe hemophilia A (FVIII ≤1%) on stable prophylaxis FVIII replacement therapy who tested negative for neutralizing antibodies, or nAb, to AAV6. The trial is multi-regional in 18 countries in North America, South America, Asia Pacific, Europe, and the Middle East.
•Participants were instructed to record infusions and bleeding events in an electronic diary, with most participants providing ≥6 months of data prior to entry in the phase 3 AFFINE trial.
•Selected safety data (serious adverse events, or SAEs, and medically important events of FVIII inhibitor, thrombotic events, and factor hypersensitivity reactions) of FVIII replacement therapy were also collected.
•In all, 241 patients with hemophilia A were screened and 101 were enrolled in the hemophilia A cohort of this lead-in trial. The most common reason for screen failure was nAb positivity at screening in 115 (82.1%) of the 140 screen failures. The mean (range) age of those enrolled was 31.8 (18 to 64) years. Most participants were 18-44 years of age (84

[83.2%]), White (78 [77.2%]), and not Hispanic or Latino (76 [75.2%]). Target joints were identified in 47 (46.5%) participants.
•Overall, 84 (83.2%) participants had ≥180 days of follow-up; the mean (SD) follow-up duration of these participants was 351.3 (197.32) days and 23 (22.8%) had ≥1 year of follow-up. Overall, 17 (16.8%) participants had <180 days of follow-up; the mean (SD) follow-up duration of these participants was 84.8 (43.64) days. The overall mean (SD) follow-up duration was 306.5 (206.55) days.
•The mean (SD) total ABR was 6.1 (10.6), mean (SD) treated ABR was 4.87 (7.2), and mean (SD) annualized infusion rate, or AIR, was 127.1 (51.8). The mean (SD) annualized total FVIII replacement therapy consumption was 304,998 (153,932) IU.
•Of the 101 participants, four (4.0%) experienced four SAEs (hemorrhoidal hemorrhage, upper gastrointestinal hemorrhage, wound infection, and B-cell lymphoma; n=1 [1.0%] each); all SAEs were severe except upper gastrointestinal hemorrhage, which was moderate in severity. No adverse events of special interest were reported, and no safety signals were identified for FVIII replacement therapy.
•The ABR and AIR collected in this lead-in trial are representative of FVIII prophylaxis in hemophilia A populations.
•Although FVIII prophylaxis was well tolerated, with no emerging safety signals, a total ABR of 6.1 illustrates the limitations of current standard of care prophylaxis.
•The total ABR reported in a subset of participants who went on to enroll in the phase 3 AFFINE trial of giroctocogene fitelparvovec will be used as the comparator for the primary endpoint evaluating noninferiority post gene therapy, in accordance with the AFFINE trial protocol.
Summary of Primary Analysis Results from Phase 3 AFFINE Trial
•Giroctocogene fitelparvovec (PF-07055480), a hepatocyte-directed recombinant AAV serotype 6 vector encoding a B-domain–deleted variant of human FVIII, is a single-dose gene therapy aimed at enabling sustained endogenous FVIII expression in individuals with hemophilia A, or HA.
•AFFINE (NCT04370054) is a phase 3, open-label, single-arm trial that enrolled adult men with HA (FVIII:C ≤1%) who had completed a lead-in study while on exogenous FVIII prophylaxis therapy prior to administration of a single infusion of 3e13 vg/kg giroctocogene fitelparvovec.
•Primary and secondary endpoints were assessed in the efficacy population corresponding to participants with ≥15 months follow-up post-infusion and at least six months follow-up in the lead-in study (n=50).
•The primary endpoint was ABR for total (treated and untreated) bleeds from Week 12 (onset of clinically meaningful transgene-derived FVIII levels) through ≥15 months post-infusion compared to the pre-infusion prophylaxis period.
•Key secondary endpoints were the percentage of participants with FVIII activity >5%, as assessed via chromogenic assay, at 15 months and ABR for treated bleeds. AIR of exogenous FVIII replacement from Week 12 to ≥15 months post-infusion was a secondary endpoint. Additional secondary endpoints, including the incidence and severity of adverse events, or AEs, were assessed for all dosed participants (n=75).
•As of June 2024, 75 participants (median age, 30 [range 19–59] years) were dosed with giroctocogene fitelparvovec (median duration of follow-up, 16.8 [range 7.8–44.4] months). Of those 75 participants, 50 were included in the efficacy population (median duration of follow-up, 33.6 [range 14.5–44.4] months).
•Within this efficacy population, the study met its primary endpoint with a statistically significant decrease (non-inferiority and superiority; one-sided p-value=0.004) in total ABR from Week 12 through ≥15 months post-infusion compared to pre-infusion prophylaxis (mean total ABR, 1.2 vs 4.7; treatment difference, -3.49 [95% CI: -6.06, -0.91]). At Month 15, 84% of participants (95% CI: 70.9%, 92.8%; one-sided p-value=0.0086 vs null hypothesis of ≤68%) had FVIII activity >5%. Participants continued to maintain FVIII activity >5%, with 82.8% of participants [n=29] continuing to maintain FVIII activity >5% at 2-years post-infusion and 63% of participants [n=8] at 3-years post-infusion respectively. Treated ABR during Week 12 through ≥15 months post-infusion was significantly reduced compared to prophylaxis (mean treated ABR, 0.07 vs 4.1; treatment difference, -4.01 [95% CI: -5.57, -2.45; one-sided p-value<0.0001]), also demonstrating superiority. During the same period, 64% of participants had no bleeds, and 88% of participants had no treated bleeds. AIR post-infusion was reduced by 99.8% compared to the pre-infusion period (mean AIR, 0.2 vs 124.4).
•As of the June 2024 cutoff date, one (1.3%) dosed participant had resumed prophylaxis (at 16.1 months post-infusion). A total of 624 AEs, mostly mild or moderate, were reported in 74 (98.7%) participants. There were 26 serious AEs, or

SAEs, in 15 (20%) participants, with pyrexia most common (5 [6.7%] participants). The most common treatment-related AEs were pyrexia (54.7% of participants), alanine aminotransferase, or ALT, increased (46.7%), and headache (38.7%). There have been no study discontinuations.
•Post-infusion, 62.7% of participants received at least one dose of corticosteroids due to ALT elevations or decreases in FVIII activity (median time to initiation, 84 [range 7–193] days; mean total time on corticosteroids, 114.6 [11–296] days). AEs related to corticosteroids were reported in 19 (25.3%) participants.
•Transient FVIII activity >150% (defined as ≥1 central chromogenic assay measurement >150%) was reached in 37 (49.3%) participants, with 23 (30.7%) treated with prophylactic direct oral anticoagulants based on protocol and investigator’s recommendation, which was well tolerated.
•Giroctocogene fitelparvovec yielded endogenous FVIII expression in the mild to normal range in most participants, resulting in superior bleed protection versus routine FVIII prophylaxis and significant reductions in bleeding. A single infusion was well tolerated and demonstrated durable efficacy on all primary and key secondary endpoints.
Collaborations
Our collaborations with biopharmaceutical companies bring us important financial and strategic benefits and reinforce the potential of our research and development efforts and our zinc finger, or ZF, technology platform. They leverage our collaborators’ therapeutic and clinical expertise and commercial resources with the goal of bringing our medicines more rapidly to patients. We believe these collaborations will potentially expand the addressable markets of our product candidates. To date, we have received approximately $867.0 million in upfront licensing fees, milestone payments and proceeds from sale of our common stock to collaborators and have the opportunity to earn up to $3.8 billion in potential future milestone payments from our ongoing collaborations, in addition to potential product royalties.
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
There have been no significant changes in our critical accounting policies and estimates during the three and nine months ended September 30, 2024, as compared to the critical accounting policies and estimates disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Part II, Item 7 of the 2023 Annual Report.
Results of Operations for the Three and Nine Months Ended September 30, 2024 and 2023
Revenues

	Three Months Ended September 30,				Nine Months Ended September 30,
	(in thousands, except percentage values)				(in thousands, except percentage values)
	2024	2023	Change	%	2024	2023	Change	%
Revenues	$49,412	$9,398	$40,014	425.8%	$50,249	$174,190	$(123,941)	(71%)
Revenues during the three and nine months ended September 30, 2024 primarily consisted of revenues from the collaboration agreement with Genentech and royalties from our license agreements with Sigma-Aldrich Corporation, or Sigma, and Open Monoclonal Technology, Inc. (now Ligand Pharmaceuticals Inc.), or Ligand. We anticipate revenues in the future will be derived primarily from our license agreements. The terminations of our collaboration agreements with Biogen and Novartis became effective in June 2023, following which we are not entitled to any further milestone payments or royalties from either Biogen or Novartis, nor does either Biogen or Novartis have any further obligations to develop or to reimburse us the costs of any of the programs previously subject to the Biogen and Novartis collaborations. Further, our collaboration agreement with Kite expired pursuant to its terms in April 2024.
The increase of $40.0 million in revenues for the three months ended September 30, 2024, compared to the same period in 2023, was primarily attributed to $49.2 million in revenue relating to our collaboration agreement with Genentech. This increase was offset by a decrease of $5.5 million in revenue relating to our collaboration agreement with Kite which expired pursuant to its terms in April 2024, a decrease of $2.2 million in revenue relating to our research evaluation and option agreement with Prevail Therapeutics, and a decrease of $1.5 million in revenue relating to our other license agreements.
The decrease of $123.9 million in revenues for the nine months ended September 30, 2024, compared to the same period in 2023, was primarily attributed to decreases of $134.8 million and $12.2 million in revenues relating to our collaboration agreements with Biogen and Novartis, respectively, due to the termination of collaboration agreements in June 2023, a decrease of $19.0 million in revenue relating to our collaboration agreement with Kite which expired pursuant to its terms in April 2024, a decrease of $4.3 million in revenue relating to our license agreements with Sigma and Ligand, and a decrease of $2.8 million in revenue relating to our other license agreements. These decreases were offset by $49.2 million in revenue relating to our collaboration agreement with Genentech.
Operating expenses

	Three Months Ended September 30,				Nine Months Ended September 30,
	(in thousands, except percentage values)				(in thousands, except percentage values)
	2024	2023	Change	%	2024	2023	Change	%
Operating expenses:
Research and development	$27,732	$57,089	$(29,357)	(51%)	$87,846	$183,351	$(95,505)	(52%)
General and administrative	11,049	13,918	(2,869)	(21%)	34,861	48,068	(13,207)	(27%)
Impairment of long-lived assets	—	44,799	(44,799)	(100%)	5,521	65,232	(59,711)	(92%)
Impairment of goodwill and indefinite-lived intangible assets	—	—	—	—	—	89,485	(89,485)	(100%)
Total operating expenses	$38,781	$115,806	$(77,025)	(67%)	$128,228	$386,136	$(257,908)	(67%)
Research and Development Expenses
Research and development expenses consisted primarily of compensation related expenses, including restructuring charges and stock-based compensation, laboratory supplies, preclinical and clinical studies, manufacturing clinical supply, contracted research and development, and allocated facilities and information technology expenses.
The decrease of $29.4 million in research and development expenses for the three months ended September 30, 2024, compared to the same period in 2023, was primarily attributable to lower preclinical, clinical and manufacturing expenses of $14.7 million primarily related to the deferral and reprioritization of certain programs, lower compensation and other personnel costs of $5.6 million due to lower headcount as a result of restructurings of operations and corresponding reductions in workforce announced during 2023, lower allocated overhead costs of $4.9 million due to changes in the pool of allocable costs as a result of restructuring of operations, and lower facilities and infrastructure related expenses of $4.7 million, including depreciation. Stock-based compensation expense included in research and development expenses was $1.5 million and $3.2 million for the three months ended September 30, 2024 and 2023, respectively.
The decrease of $95.5 million in research and development expenses for the nine months ended September 30, 2024, compared to the same period in 2023, was primarily attributable to lower preclinical, clinical and manufacturing expenses of $39.6 million primarily related to the termination of collaboration agreements with Biogen and Novartis and deferral and reprioritization of certain programs, lower compensation and other personnel costs of $33.7 million due to lower headcount as a result of restructurings of operations and corresponding reductions in workforce announced during 2023 and restructuring expenses, lower allocated overhead costs of $11.5 million due to changes in the pool of allocable costs as a result of restructuring of operations, and lower facilities and infrastructure related expenses of $10.4 million, including depreciation. Stock-based compensation expense included in research and development expenses was $4.2 million and $12.0 million for the nine months ended September 30, 2024 and 2023, respectively.
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
The length of time required to complete our development programs and our development costs for those programs may be impacted by the results of preclinical testing, scope and timing of enrollment in clinical trials for our product candidates, our decisions to pursue development programs in other therapeutic areas, whether we pursue development of our product candidates with a partner or collaborator or independently and our ability to secure the necessary funding to progress the development of our programs. For example, our current focus is on our core neurology preclinical program, and we do not yet know whether and to what extent we will progress any resulting product candidates from our preclinical program into the clinic and in what therapeutic areas. We are actively seeking collaboration partners or a direct external investment, as applicable, to progress our Fabry disease program and STAC-BBB and modular integrase platforms. Furthermore, the scope and number of clinical trials required to obtain regulatory approval for each pursued therapeutic area is subject to the input of the applicable regulatory authorities, and we have not yet sought such input for all potential therapeutic areas that we may elect to pursue, and even after having given such input, applicable regulatory authorities may subsequently require additional clinical studies prior to granting regulatory approval based on new data generated by us or other companies, or for other reasons outside of our control. As a condition to any regulatory approval, we may also be subject to post-marketing development commitments, including additional clinical trial requirements. As a result of the uncertainties discussed above, we are unable to determine the duration of or complete costs associated with our development programs.
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
The decrease of $2.9 million in general and administrative expenses for the three months ended September 30, 2024, compared to the same period in 2023, was primarily attributable to lower external professional services expenses of $2.4 million, lower facilities and infrastructure related costs of $2.4 million, an adjustment of $2.2 million to expense relating to settlement of obligations under a manufacturing agreement, and lower compensation and other personnel costs of $0.7 million due to lower headcount as a result of the April 2023 Restructuring and November 2023 Restructuring. These decreases were partially offset by higher allocated overhead costs of $4.9 million due to changes in the pool of allocable costs as a result of restructuring of operations. Stock-based compensation expense included in general and administrative expenses was $1.8 million and $3.0 million for the three months ended September 30, 2024 and 2023, respectively.
The decrease of $13.2 million in general and administrative expenses for the nine months ended September 30, 2024, compared to the same period in 2023, was primarily attributable to lower compensation and other personnel costs of $9.8 million due to lower headcount as a result of restructurings of operations and corresponding reductions in workforce announced during 2023 and restructuring expenses, lower external professional services expenses of $6.3 million, lower facilities and infrastructure related costs of $5.6 million, and Biogen contract cost asset amortization of $2.6 million recorded in 2023 due to the termination of the collaboration agreement. These decreases were partially offset by higher allocated overhead costs of $11.5 million due to changes in the pool of allocable costs as a result of restructuring of operations. Stock-based compensation expense included in general and administrative expenses was $4.9 million and $9.3 million for the nine months ended September 30, 2024 and 2023, respectively.
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
Restructuring Charges
In 2023, we executed a series of restructurings of operations and corresponding reductions in workforce announced in April 2023 and November 2023. In 2024, we are executing a wind-down of our French operations and a corresponding workforce reduction announced in March 2024. These restructurings were designed to reduce overall costs and advance our strategic transformation into a neurology focused genomic medicine company focused on epigenetic regulation programs addressing serious neurological diseases and novel AAV capsid delivery technology. Restructuring charges associated with the April 2023 Restructuring are complete as of September 30, 2024. In connection with the November 2023 Restructuring and France Restructuring, the expenses incurred and adjustments recorded during the three and nine months ended September 30, 2024 related to employee severance and notice period payments, benefits, and other employee-related costs were not material.
For more information see Note 10 – Restructuring Charges in the accompanying notes to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Impairment
During the three months ended September 30, 2024, there were no indicators of impairment for any of the Company’s asset groups and no additional impairment was recorded. During the nine months ended September 30, 2024, we recognized impairment charges of $5.5 million. During the nine months ended September 30, 2024, our Board of Directors approved the France Restructuring, we initiated several actions aimed at reducing costs, including activities related to the closure of our facility in Brisbane, California, and we faced a sustained decline in our stock price and related market capitalization. There was also a decline in the market rates for facility subleases, indicating the carrying values of right of use and leasehold improvement assets could be impaired. As a result of these factors, we concluded certain long-lived assets, primarily comprising right-of-use assets, related leasehold improvements, and certain manufacturing and laboratory equipment, were impaired.
During the three and nine months ended September 30, 2023, we recognized impairment charges of $44.8 million and $154.7 million, respectively. During the nine months ended September 30, 2023, we experienced a sustained decline in our stock price and related market capitalization, deferral and reprioritization of certain research and development programs, and our collaboration agreements with Biogen and Novartis were terminated. As a result of these factors, we concluded our goodwill, indefinite-lived intangible asset, and long-lived assets, primarily comprising right-of-use assets, related leasehold improvements and construction-in-progress, and manufacturing and laboratory equipment, were impaired.
For more information see Note 6 – Impairment and Write-Down of Assets Held For Sale in the accompanying notes to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Interest and other income, net
Interest and other income, net was $0.1 million and $3.5 million for the three months ended September 30, 2024 and 2023, respectively. The decrease of $3.4 million was primarily driven by a decrease of $1.0 million in interest income due to a decrease in marketable securities, a decrease of $1.8 million in research tax credits, and a decrease of $0.8 million related to fluctuations in foreign currency exchange rates.
Interest and other income, net was $3.7 million and $9.6 million for the nine months ended September 30, 2024 and 2023, respectively. The decrease of $5.9 million was primarily driven by a decrease of $4.6 million in interest income due to a decrease in marketable securities, and a decrease of $2.3 million in research tax credits, partially offset by $0.6 million from gain on sale of investments, and $0.3 million related to fluctuations in foreign currency exchange rates.
Liquidity and Capital Resources
Liquidity
Since inception, we have incurred significant net losses, and we have funded our operations primarily through the issuance of equity securities, payments from corporate collaborators and strategic partners and research grants.
As of September 30, 2024, we had cash and cash equivalents totaling $39.2 million, compared to cash, cash equivalents, and marketable securities of $81.0 million as of December 31, 2023. Our most significant use of capital during the year was for employee compensation and external research and development expenses, such as manufacturing, clinical trials and preclinical activity related to our therapeutic programs. Cash in excess of immediate requirements is invested in accordance with our investment policy with a view toward capital preservation and liquidity.
In August 2020, we entered into an Open Market Sale Agreement℠, or the sales agreement, with Jefferies LLC, providing for the sale of up to $150.0 million of our common stock from time to time in “at-the-market” offerings under an existing shelf registration statement. In December 2022, we entered into an amendment to the Open Market Sale Agreement℠, which increased the aggregate offering price under the sales agreement by an additional $175.0 million. No shares were sold during the three and nine months ended September 30, 2024. Approximately $194.5 million remained available under the sales agreement as of September 30, 2024.
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
Based on our current operating plan, our cash and cash equivalents as of September 30, 2024, together with the $10.0 million milestone payment that we received from Genentech in October 2024, are expected to allow us to meet our liquidity requirements only into the first quarter of 2025. Our history of significant losses, negative cash flows from operations, limited liquidity resources currently on hand and dependence on our ability to obtain additional financing to fund our operations have resulted in management’s assessment that there is substantial doubt about our ability to continue as a going concern for at least the next 12 months from the date the financial statements included in this Quarterly Report are issued. Our ability to continue to operate as a going concern is dependent upon our ability to raise substantial additional capital to fund our operations and support our research and development endeavors, including to progress our preclinical and clinical programs as described in our 2023 Annual Report and in this Quarterly Report. Although we received the Genentech Payments, and raised capital via a registered direct offering to institutional investors of common stock and accompanying warrants in March 2024, we will still need substantial additional capital in order to continue to operate as a going concern and fund our operations. We have been actively seeking, and continue to actively seek, substantial additional capital, including through public or private equity or debt financing, royalty financing or other sources, such as strategic collaborations and other direct investments in our programs. We may be unable to attract new investments as a result of the speculative nature of our newly reprioritized core neurology preclinical programs. Additional capital may not be available on acceptable terms or at all. If adequate funds are not available to us on a timely basis, or at all, we will be required to take additional actions to address our liquidity needs, including additional cost reduction measures such as further reducing operating expenses and delaying, reducing the scope of, discontinuing or altering our research and development activities, which would have a material adverse effect on our business and prospects, or we may be required to cease operations entirely, liquidate all or a portion of our assets, and/or seek protection under the U.S. Bankruptcy Code, and you may lose all or part of your investment. We have explored, and will continue to explore, whether filing for bankruptcy protection is in the best interest of our Company and our stakeholders.
While the April 2023 Restructuring was completed in the third quarter of 2024, and we expect the France Restructuring and November 2023 Restructuring to be complete by the fourth quarter of 2024 and second quarter of 2025, respectively, we may also incur other charges or cash expenditures not currently contemplated due to events that may occur as a result of, or associated with, each of the restructurings. In addition, we may not achieve the expected benefits of these cost reduction measures and other cost reduction plans on the anticipated timeline, or at all, or we may use our available capital more quickly than we expect, which could otherwise accelerate our liquidity needs and could force us to further curtail or suspend, or entirely cease, our operations.
Moreover, we rely in part on our collaboration partners to provide funding for and otherwise advance our preclinical and clinical programs. While we continue to advance ongoing business development discussions with potential collaboration partners regarding our Fabry disease program and our novel STAC-BBB capsid and our modular integrase platforms, we may not be successful in doing so in a timely manner, on acceptable terms or at all, and we may otherwise fail to raise sufficient additional capital to advance our programs, in which case, we may not receive the expected return on our investments in these programs, platforms and technologies. In any event, we need substantial additional funding in order to execute on our current operating plan. If we raise additional capital through public or private equity offerings, including sales pursuant to our at-the-market offering program with Jefferies LLC, the ownership interest of our existing stockholders will be diluted, and such dilution may be substantial given our current stock price decline, and the terms of any new equity securities may have a preference over, and include rights superior to, our common stock. If we raise additional capital through royalty financings or other collaborations, strategic alliances or licensing arrangements with third parties, we may need to relinquish certain valuable rights to our product candidates, technologies, future revenue streams or research programs or grant licenses on terms that may not be favorable. If we raise additional capital through debt financing, we may be subject to specified financial covenants or covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or pursuing certain transactions, any of which could restrict our ability to commercialize our product candidates or operate as a business.
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

Cash Flows
Operating activities
Net cash used in operating activities was $63.8 million for the nine months ended September 30, 2024, primarily due to:
•a net loss of $74.5 million, adjusted for non-cash long-lived asset impairment charges of $5.5 million, other non-cash expenses related to stock-based compensation of $9.1 million, depreciation and amortization of $3.9 million, and amortization of operating lease right-of-use assets of $3.4 million, offset partially by accretion of discounts and impairment of marketable securities of $0.3 million; and
•an increase in accounts receivable by $9.6 million, a decrease in accounts payable and other accrued liabilities by $6.9 million, and a decrease in lease liabilities by $4.1 million. These were partially offset by a decrease in prepaid expenses and other assets by $6.4 million, an increase in accrued compensation and employee benefits by $2.1 million, an increase in deferred revenue by $0.8 million, and a decrease in interest receivable by $0.4 million.
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
Investing activities
Net cash provided by investing activities was $36.2 million for the nine months ended September 30, 2024, related to sales of marketable securities of $34.7 million, maturities of marketable securities of $1.1 million, and sales of assets classified as held for sale of $0.5 million.
Net cash provided by investing activities was $115.8 million for the nine months ended September 30, 2023, related to maturities of marketable securities of $193.9 million, partially offset by purchases of marketable securities of $59.6 million, and purchases of property and equipment of $18.5 million.
Financing activities
Net cash provided by financing activities was $21.4 million for the nine months ended September 30, 2024, related to $21.9 million of proceeds from issuance of common stock, net of offering expenses of $2.1 million, and proceeds from issuance of common stock under employee stock purchase plan of $0.1 million, partially offset by taxes paid related to net share settlement of equity awards of $0.7 million.
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
Operating Capital and Capital Expenditure Requirements
We anticipate continuing to incur operating losses for at least the next several years and need to raise substantial additional capital. The effects of the current macroeconomic environment, including the effects of war in Ukraine and conflicts in the Middle East, inflation, climate change, rising interest rates and other economic uncertainty and volatility, has resulted and may continue to result in significant disruption of global financial markets, which could impair our ability to access capital on terms that are acceptable or at all, and in turn could negatively affect our liquidity and our ability to continue to operate as a going concern. Future capital requirements beyond the first quarter of 2025, the period into which we expect our existing cash and cash equivalents, including the Genentech Payments, will be sufficient to fund our planned operations, will be substantial, and we need to raise substantial additional capital to continue to operate as a going concern and to fund the development, manufacturing and potential commercialization of our product candidates (see “–Financial Position–Going Concern” and “–Liquidity and Capital Resources–Liquidity” above).
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
Contractual Obligations
Our future minimum contractual obligations as of December 31, 2023 were reported in the 2023 Annual Report. During the nine months ended September 30, 2024, there have been no material changes outside the ordinary course of our business from the contractual obligations previously disclosed in our 2023 Annual Report.
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
Under the supervision of our principal executive officer and principal financial officer, we evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of September 30, 2024. Based on that evaluation, as of September 30, 2024, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level.
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
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
We have a history of recurring net losses, including $74.5 million for the nine months ended September 30, 2024 and $257.8 million and $192.3 million for the years ended December 31, 2023 and 2022, respectively, and we have otherwise generated operating losses since we began operations in 1995. The extent of our future losses and the timing of profitability are uncertain, and we expect to incur losses for the foreseeable future. We have been engaged in developing our zinc finger, or ZF, technology since inception, which has and will continue to require significant research and development expenditures. To date, we have generated our funding from issuance of equity securities, revenues derived from collaboration agreements, other strategic partnerships in non-therapeutic applications of our technology, federal government research grants and grants awarded by research foundations. We expect to continue to incur additional operating losses for the next several years as we continue to develop our preclinical core neurology therapeutic programs and capsid engineering platform. If the time required to generate significant product revenues and achieve profitability is longer than we currently anticipate or if we are unable to generate liquidity through equity financing or other sources of funding, we may be forced to further curtail or suspend, or entirely cease, our operations.
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
We have incurred significant operating losses and negative operating cash flows since inception and have not achieved profitability. Based on our current operating plan, our cash and cash equivalents as of September 30, 2024, including the $40.0 million in upfront license fee, together with the $10.0 million milestone payment that we received from Genentech in October 2024, or the Genentech Payments, will be sufficient to fund our planned operations only into the first quarter of 2025. Our financial position raises substantial doubt about our ability to continue to operate as a going concern. Our ability to continue to operate as a going concern is dependent upon our ability to raise substantial additional capital to fund our operations and support our research and development endeavors, including to progress our preclinical and clinical programs as described in our 2023 Annual Report and in this Quarterly Report. In this regard, we have been seeking, and continue to actively seek substantial additional capital, including through public or private equity or debt financing, royalty financing or other sources, such as strategic collaborations and other direct investments in our programs. Although we received the Genentech Payments, and raised capital via a registered direct offering to institutional investors of common stock and accompanying warrants in March 2024, or the 2024 Registered Direct Offering, for net proceeds of approximately $21.8 million after deducting placement agents’ fees and estimated offering expenses payable by us, we will still need substantial additional capital in order to continue to operate as a going concern and fund our operations. Additional capital may not be available on acceptable terms or at all. In particular, the perception of our ability to continue to operate as a going concern may make it more difficult to obtain financing for the continuation of our operations, particularly in light of currently challenging macroeconomic and market conditions. Further, we may be unable to attract new investments as a result of the speculative nature of our newly reprioritized core neurology preclinical programs. If adequate funds are not available to us on a timely basis, or at all, we will be required to take additional actions to address our liquidity needs, including additional cost reduction measures such as further reducing operating expenses and delaying, reducing the scope of, discontinuing or altering our research and development activities, which would have a material adverse effect on our business and prospects, or we may be required to cease operations entirely, liquidate all or a portion of our assets, and/or seek protection under the U.S. Bankruptcy Code, and you may lose all or part of your investment. We have explored, and will continue to explore, whether filing for bankruptcy protection is in the best interest of our Company and our stakeholders.
In April 2023, we announced a restructuring of operations and a reduction in force and a significant reduction in our internal manufacturing and allogeneic research footprints in California, or the April 2023 Restructuring, and in November 2023, we announced a further restructuring of operations and reduction in force, or the November 2023 Restructuring, including a strategic transformation to focus resources on our proprietary neurology-focused epigenetic regulation programs and AAV capsid delivery technology and move all U.S. operations, including our headquarters, to our Richmond, California facility. On March 1, 2024, our board of directors approved the wind-down of our operations in France and closure of our facility in Valbonne, France by the end of 2024, or the France Restructuring. While the April 2023 Restructuring was completed in the third quarter of 2024, and we expect the France Restructuring and November 2023 Restructuring to be complete by the fourth quarter of 2024 and second quarter of 2025, respectively, we may also incur other charges or cash expenditures not currently contemplated due to events that may occur as a result of, or associated with, each of the restructurings. In addition, we may not achieve the expected benefits of these cost reduction measures and other cost reduction plans on the anticipated timeline, or at all, or we may use our available capital more quickly than we expect, which could otherwise accelerate our liquidity needs and could force us to further curtail or suspend, or entirely cease, our operations. Moreover, we have historically relied in part on collaboration partners to provide funding for and otherwise advance our preclinical and clinical programs. However, in June 2023, our collaboration agreements with Biogen and Novartis terminated, and our collaboration agreement with Kite expired pursuant to its terms in April 2024. Further, while we may identify new collaboration partners who can progress some of the programs that were the subject of these collaborations as well as our Fabry disease program and STAC-BBB and modular integrase platforms, we have not yet been, and may never be, successful in doing so in a timely manner, on acceptable terms or at all, and we may otherwise fail to raise sufficient additional capital in order to progress these and our other programs ourselves, in which case, we will not receive any return on our investments in these programs. Although we have entered into the Genentech Agreement pursuant to which we are eligible to earn future development and commercial milestone payments, and have received the Genentech Payments, we may never receive any further payments thereunder. In any event, we need substantial additional funding in order to advance our core neurology programs as well as our Fabry disease program, capsid engineering efforts and modular integrase platform, and to otherwise execute on our current operating plan.
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
Based on our current operating plan, our cash and cash equivalents as of September 30, 2024, together with the $10.0 million milestone payment that we received from Genentech in October 2024, are expected to allow us to meet our liquidity requirements only into the first quarter of 2025. We continue to actively seek substantial additional capital, including through public or private equity or debt financing, royalty financing or other sources, such as strategic collaborations and other direct investments in our programs. We have explored, and will continue to explore, whether filing for bankruptcy protection is in the best interest of our Company and our stakeholders. In the event we file for relief under the U.S. Bankruptcy Code, our operations, our ability to develop our product candidates and execute on our operating plan, and our ability to continue as a going concern will be subject to the risks and uncertainties associated with bankruptcy proceedings, including, among others: our ability to execute, confirm and consummate a plan of reorganization; the additional, significant costs of bankruptcy proceedings and related fees; our ability to obtain sufficient financing to allow us to emerge from bankruptcy and execute our business plan thereafter, and our ability to comply with terms and conditions of any such financing; our ability to continue our operations in the ordinary course; our ability to maintain our relationships with our collaborators, counterparties, employees and other third parties; our ability to obtain, maintain or renew contracts that are critical to our operations on reasonably acceptable terms and conditions or at all; our ability to attract, motivate and retain key employees; the ability of third parties to use certain provisions of the U.S. Bankruptcy Code to terminate contracts without first seeking Bankruptcy Court approval; the ability of third parties to seek and obtain court approval to terminate or shorten the exclusivity period for us to propose and confirm a plan of reorganization, to appoint a trustee, or to convert a proceeding under Chapter 11 of the U.S. Bankruptcy Code to a proceeding under Chapter 7 of the U.S. Bankruptcy Code; and the actions and decisions of our stakeholders and other third parties who have interests in our bankruptcy proceedings that may be inconsistent with our operational and strategic plans. Any delays in our bankruptcy proceedings would increase the risks that we may not be able to reorganize our business and emerge from bankruptcy proceedings and may increase our costs associated with the bankruptcy process or result in prolonged operational disruption. In addition, we would need the prior approval of the Bankruptcy Court for transactions outside the ordinary course of business during the course of any bankruptcy proceedings, which may limit our ability to respond timely to certain events or take advantage of certain opportunities. Because of the risks and uncertainties associated with any bankruptcy proceedings, we cannot accurately predict or quantify the ultimate impact of events that could occur during any such proceedings. There can be no guarantees that if we seek protection under the U.S. Bankruptcy Code, we will emerge from any such proceedings as a going concern or that holders of our common stock will receive any recovery from any bankruptcy proceedings.
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
For example, on August 2, 2024, we entered into the Genentech Agreement with Genentech to develop intravenously administered genomic medicines to treat certain neurodegenerative diseases. Under the terms of Genentech Agreement, we were responsible for completing a technology transfer and certain preclinical activities, and Genentech is solely responsible for all clinical development, regulatory interactions, manufacturing and global commercialization of resulting products.
We were party to collaboration agreements with Novartis and Biogen to develop product candidates to treat certain neurological diseases. In June 2023, our collaboration agreements with Novartis and Biogen terminated. We were also party to a collaboration agreement with Kite to develop engineered cell therapies for cancer, which expired by its terms in April 2024. As a result of these terminations and expirations, we are no longer entitled to any milestone payments or royalties from Novartis, Biogen or Kite, and such counterparties have no further obligations to develop or to reimburse the costs of any of the programs under the applicable agreement. We cannot guarantee that we will be able to successfully secure new collaborations in the future.
If we are unable to secure additional collaborations or if our collaborators are unable or unwilling to diligently advance the development, regulatory approval and commercialization of our product candidates, our growth may slow and adversely affect our ability to generate funding for development of our technologies and product candidates as well as our ability to continue to operate as a going concern, and we may be required to cease operations. For example, although we have decided to begin executing Biologics License Application, or BLA, readiness activities for our Fabry disease program, we continue to advance ongoing business development discussions with potential collaboration partners. There can be no assurance our efforts to secure a collaboration will be successful in a timely manner, or at all, in which case, we may not receive any return on our investments in these programs and our ability to continue to operate as a going concern may be materially and adversely affected. In addition, our ongoing collaborators may sublicense or abandon development programs with little advance notice, or we may have disagreements or disputes with our collaborators, which would cause associated product development to slow or cease. In addition, the business or operations of our collaborators may change significantly through restructurings, acquisitions, other strategic transactions that may negatively impact their ability to advance our programs.
Under typical collaborations, we expect to receive revenue for the research and development of our product candidates based on achievement of specific milestones, as well as royalties based on a percentage of sales of any commercialized products. Achieving these milestones will depend, in part, on the efforts of our collaborators, which we have no control over, as well as our own efforts. In addition, business combinations, changes in a collaborator’s business strategy and financial difficulties or other factors could result in that collaborator abandoning or delaying development of any product candidates covered by our collaboration agreement with that collaborator. For example, Novartis’s and Biogen’s decisions to terminate their respective collaboration agreements with us each related to a recent strategic review. Further, if we fail or any collaboration partner fails to meet specific milestones, then the collaboration agreement may be terminated, which would preclude our ability to earn any additional milestone payments under that collaboration agreement and would reduce our revenues. In addition, even if a collaboration product candidate is successfully developed and approved for marketing by relevant regulatory authorities, if sales of the commercialized product fail to meet expectations, we could receive lower royalties than expected. In any event, the milestone and royalty payment opportunities associated with our collaborations involve a substantial degree of risk to achieve and may never be received. Accordingly, investors should not assume that we will receive all of the potential milestone payments provided for under our ongoing collaborations, and it is possible that we may never receive any further significant milestone payments or any royalty payments under our collaborations.
We have fully impaired our goodwill and indefinite-lived intangible assets, have recorded significant impairment of our long-lived assets, and may be required to record significant additional charges if our long-lived assets become further impaired in the future.
We evaluate the carrying value of long-lived assets, which include property and equipment, leasehold improvements and right-of-use assets, for impairment whenever events or changes in circumstances indicate that the carrying amounts of the asset may not be fully recoverable. Factors that may indicate potential impairment and trigger an impairment test include, but are not limited to, general macroeconomic conditions, conditions specific to the industry and market, an adverse change in legal factors, business climate or operational performance of the business, and sustained decline in the stock price and market capitalization compared to the net book value. During the year ended December 31, 2023 and the nine months ended September 30, 2024, we recognized impairment charges of $155.0 million and $5.5 million, respectively. We have fully impaired our goodwill and indefinite-lived intangible assets in 2023 and have significantly impaired our long-lived assets in both 2023 and 2024. We will continue to assess whether our long-lived assets are impaired in future periods. We are finalizing the wind-down of our France operations and corresponding reduction in force of all France employees, as well as the closure of our Brisbane facility, and we have recognized related impairments in the past twelve months. It is reasonably possible that additional impairment charges will be recognized, for example, if sublease rates of leased facilities or selling prices of the assets held for sale are less than those estimated. For additional information regarding these impairment charges, see Note 6 – Impairment and Write-Down of Assets Held For Sale in the accompanying notes to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
It is possible that changes in circumstances, many of which are outside of our control, or in the numerous variables associated with the assumptions and estimates used in assessing the appropriate valuation of our long-lived assets, could in the future result in significant additional impairment charges to our long-lived assets, which could adversely affect our results of operations.
Our failure to meet the listing standards of the Nasdaq Stock Market LLC, or Nasdaq, could result in the delisting of our common stock. Delisting could adversely affect the liquidity of our common stock and the market price of our common stock could decrease, and our ability to obtain sufficient additional capital to fund our operations and to continue to operate as a going concern would be substantially impaired.
On April 24, 2024, we received a deficiency notice, or the Notice, from the Listing Qualifications Staff, or the Staff of Nasdaq, notifying us that, for the prior 30 consecutive business days, the bid price of our common stock had closed below $1.00 per share, thereby failing to satisfy the minimum closing bid price requirement set forth in the continued listing requirements of Nasdaq Listing Rule 5450(a)(1), or the Bid Price Requirement. The Notice had no immediate effect on the listing of our common stock on the Nasdaq Global Select Market. In accordance with Nasdaq Listing Rule 5810(c)(3)(A), we had 180 calendar days, or until October 21, 2024, or the Compliance Date, to regain compliance with the Bid Price Requirement by having shares of our common stock maintain a minimum closing bid price of at least $1.00 per share for a minimum of 10 consecutive trading days before the Compliance Date.
As we had not regained compliance with the Bid Price Requirement by the Compliance Date, we filed an application to transfer the listing of our Common Stock from the Nasdaq Global Select Market to the Nasdaq Capital Market. On October 24, 2024, we received approval from the Staff of Nasdaq to transfer the listing of our common stock from the Nasdaq Global Select Market to the Nasdaq Capital Market, or the Approval. Our common stock was transferred to the Nasdaq Capital Market effective as of the opening of business on October 26, 2024 and has continued to trade under the symbol “SGMO.” The Nasdaq Capital Market operates in substantially the same manner as the Nasdaq Global Select Market, and listed companies must meet certain financial requirements and comply with Nasdaq’s corporate governance requirements. As a result of the Approval, we were granted an additional 180-day grace period, or until April 21, 2025, or the Second Compliance Date, to regain compliance with the Bid Price Requirement.
On November 5, 2024, we received a letter from the Staff of Nasdaq confirming that our common stock had regained compliance with the Bid Price Requirement, and as a result, our common stock will continue to be listed on the Nasdaq Capital Market.
There can be no assurance that we will continue to meet the Bid Price Requirement, or any other Nasdaq continued listing requirements, in the future. If we fail to meet any of these requirements, including the Bid Price Requirement, Nasdaq may again notify us that we have failed to meet the minimum listing requirements and initiate the delisting process. If our common stock were delisted from Nasdaq, trading of our common stock could be conducted in the over-the-counter market or on an electronic bulletin board established for unlisted securities such as the Pink Sheets or the OTC Bulletin Board, but there can be no assurance that our common stock will be eligible for trading on such alternative exchange or market. Additionally, if our common stock were delisted from Nasdaq, the liquidity of our common stock would be adversely affected, the market price of our common stock could decrease, our ability to obtain sufficient additional capital to fund our operations and to continue to operate as a going concern would be substantially impaired and transactions in our common stock could lose federal preemption of state securities laws. Furthermore, there could also be a further reduction in our coverage by securities analysts and the news media and broker-dealers may be deterred from making a market in or otherwise seeking or generating interest in our common stock, which could cause the price of our common stock to decline further. Moreover, delisting may also negatively affect our collaborators’, vendors’, suppliers’ and employees’ confidence in us and employee morale.
ITEM  2.    UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS, AND ISSUER PURCHASES OF EQUITY SECURITIES
None.
ITEM  3.    DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM  4.    MINE SAFETY DISCLOSURES
Not applicable.
ITEM  5.    OTHER INFORMATION
None.

ITEM  6.    EXHIBITS

Exhibit number		Description of Document
3.1		Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.3 to the Company’s Current Report on Form 8-K filed June 2, 2023).

3.2		Certificate of Amendment of the Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed June 5, 2024).

3.3		Fifth Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed December 19, 2022).

10.1+	⁑	License Agreement between the Company and Genentech, Inc., dated August 2, 2024.

10.2+		Third Amendment to Lease Agreement between the Company and PPF OFF 7000 Marina Boulevard LP dated July 3, 2024.

31.1+		Rule 13a — 14(a) Certification of Principal Executive Officer.

31.2+		Rule 13a — 14(a) Certification of Principal Financial Officer.

32.1+	*	Certifications Pursuant to 18 U.S.C. Section 1350.

101.INS	**	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	**	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents.

104		The cover page from Sangamo’s Quarterly Report on Form 10-Q for the three months ended September 30, 2024 is formatted in Inline XBRL Taxonomy Extension and it is contained in Exhibit 101.
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
Dated: November 12, 2024

SANGAMO THERAPEUTICS, INC.

/s/ ALEXANDER D. MACRAE
Alexander D. Macrae
President and Chief Executive Officer
(Principal Executive Officer)

/s/ PRATHYUSHA DURAIBABU
Prathyusha Duraibabu
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)