Form 10-K
period 2024-12-31
SANGAMO THERAPEUTICS, INC
filed 2025-03-17
CIK 1001233

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________________________________________________
Form 10-K
_______________________________________________________________________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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

Not Applicable
(Former name, former address and former fiscal year, if changed since last report)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.01 per share	SGMO	Nasdaq Capital Market
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.                ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.      ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.                ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).                ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes  ☐    No  ☒
The aggregate market value of the common stock held by non-affiliates of the registrant based upon the closing sale price of the common stock on June 28, 2024 (the last business day of the registrant’s most recently completed second fiscal quarter), as reported on the Nasdaq Global Select Market was $74,246,155. For purposes of this calculation, directors and executive officers of the registrant have been deemed affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
As of March 13, 2025, a total of 224,710,019 shares of common stock, $0.01 par value per share were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Certain information required by Part III, Items 10-14 of this Form 10-K is incorporated by reference to the registrant’s definitive Proxy Statement for the 2025 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Form 10-K, provided that if such Proxy Statement is not filed within such period, such information will be included in an amendment to this Form 10-K to be filed within such 120-day period.

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
•our ability to continue to operate as a going concern, including our estimate that our available cash and cash equivalents as of December 31, 2024 will not be sufficient to fund our planned operations for one year from the issuance date of the Consolidated Financial Statements included in Part II, Item 8, “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.
•our projected operating and financial performance;
•our plans for advancing our development programs and the plans of any collaboration partners for advancing partnered programs;
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
•our ability to realize the expected benefits of our license agreements with Genentech, Inc., a member of the Roche group, or Genentech, and Astellas Gene Therapies, Inc., or Astellas, the potential for these licensees to complete clinical development, regulatory interactions, manufacturing and global commercialization of any resulting products, and the potential for us to receive milestone payments and/or additional fees and royalties from these licensees;
•anticipated investigational new drug, or IND, and clinical trial authorisation, or CTA, submissions and potential acceptance thereof by the U.S. Food and Drug Administration, or FDA, and regulatory authorities outside the United States;
•the potential for isaralgagene civaparvovec to obtain Accelerated Approval from the FDA, including the adequacy of data generated in the Phase 1/2 STAAR study to support any such approval, and our expectations concerning the availability of additional data to support a potential Biologics License Application, or BLA, submission for isaralgagene civaparvovec and the timing of such submission;
•our ability to establish and maintain collaborations and strategic partnerships and realize the expected benefits of such arrangements, including our ability to find a commercialization partner for our Fabry disease program and to enter into new collaborations with respect to our STAC-BBB capsid, epigenetic regulation capabilities and hemophilia A program;
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
•our ability, and the ability of our collaborators and strategic partners, to obtain and maintain regulatory approvals for product candidates and the timing and costs associated with obtaining regulatory approvals;
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
In some cases, you can identify forward-looking statements by use of future dates or by terms such as: “anticipates,” “believes,” “continues,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “seeks,” “should,” “will” and similar expressions intended to identify forward-looking statements. These statements reflect our current views with respect to future events, are based on assumptions and are subject to risks and uncertainties. Given these risks and uncertainties, you should not place undue reliance on these forward-looking statements. We discuss many of these risks in greater detail under the headings “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Annual Report on Form 10‑K. Except as required by law, we undertake no obligation to update or revise any forward-looking statements to reflect new information or future events or developments. Readers are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this Annual Report on Form 10‑K.

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
•Our ability to continue funding our operations, advance development of our product candidates and ultimately commercialize our technologies depends on our ability to secure collaboration partners for our programs. If we are not able to find collaborators, or if our collaborators do not diligently pursue product development efforts, we may not be able to secure sufficient capital to continue to operate as a going concern or to develop our technologies or product candidates.
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
•Our core preclinical neurology programs, which are the current focus of our research and development efforts, are in the early stages. We may encounter difficulties in advancing product candidates from research programs to preclinical and clinical development and may fail to capitalize on product candidates with a greater commercial opportunity or for which there is a greater likelihood of success.
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
•The manufacture, storage and transport of our product candidates is complex, expensive, highly regulated and risky, which could hamper their commercial viability.
•Even if our product development efforts are successful and even if the requisite regulatory approvals are obtained, our products may not gain market acceptance among physicians, patients, healthcare payors and the medical community.
•Because it is difficult, time consuming and costly to obtain, maintain and enforce patent protections for our technologies and product candidates, and because third parties may have made inventions that are similar to ours, we may not be able to secure optimal patent protections of our technologies and product candidates.
•We may be involved in patent or intellectual property lawsuits or similar disputes involving patents under our control or patents of third parties claiming infringement, which lawsuits could be expensive, time-consuming and impair or prevent development and commercialization activities.

•We have experienced and may continue to experience difficulties in hiring, integrating and retaining qualified skilled employees.
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
•Our stock price has been volatile and will likely continue to be volatile, which could result in substantial losses for investors and potentially class action securities litigation against us, and could be influenced by public perception of genomic medicines and the biotechnology sector.
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
Our Core Neurology Programs
Our neurology development is focused on two innovative areas: (i) development of epigenetic regulation therapies to treat serious neurological diseases and (ii) development of novel engineered adeno-associated virus, or AAV, capsids to deliver our therapies to the intended neurological targets.
Initial indications for our wholly owned preclinical programs include idiopathic small fiber neuropathy, or iSFN, a type of chronic neuropathic pain, and prion disease. Following clearance from the U.S. Food and Drug Administration, or FDA, of the investigational new drug application, or IND, for ST-503 for the treatment of iSFN in November 2024. We expect to commence enrollment and dosing of patients in the Phase 1/2 study in mid-2025 and anticipate submitting the clinical trial authorisation, or CTA, for our product candidate to treat prion disease in the first quarter of 2026. These timelines are each subject to our ability to secure adequate additional funding.
In addition, we are party to collaboration and license arrangements pursuant to which our collaborators are developing preclinical product candidates in indications such as tauopathies, amyotrophic lateral sclerosis, or ALS, and Huntington’s disease. These partners include Genentech, Inc., a member of the Roche Group, or Genentech, Alexion Pharmaceuticals, Inc., or Alexion, and Takeda Pharmaceutical Company Limited, or Takeda.
We also continue to advance development of novel engineered AAV capsids enhanced for delivery to neurological targets and have identified a proprietary engineered neurotropic AAV capsid variant, STAC-BBB, that has demonstrated an ability to cross the blood-brain barrier, or BBB, in nonhuman primates, or NHPs, and mediated robust transduction, transgene expression, and targeted epigenetic repression throughout the brain and spinal cord after intravenous, or IV, administration. We believe this novel capsid has the potential to unlock multiple wholly owned neurology epigenetic regulation programs, and is already the subject of multiple license agreements, including with Genentech and Astellas Gene Therapies, Inc., or Astellas.
Other Clinical Programs
Other clinical-stage product candidates include:
•Isaralgagene civaparvovec, also known as ST-920, our wholly owned gene therapy product candidate for the treatment of Fabry disease, is currently being evaluated in our Phase 1/2 STAAR clinical study and has a clear regulatory pathway to Accelerated Approval from the FDA, in which we expect to use data from the ongoing Phase 1/2 STAAR study.
•Giroctocogene fitelparvovec, also known as SB-525, is a gene therapy product candidate for the treatment of moderately severe to severe hemophilia A, that we have co-developed with, and licensed to Pfizer Inc., or Pfizer, and to which we are scheduled to regain development and commercialization rights on April 21, 2025, following a decision by Pfizer in December 2024 not to proceed with the Biologics License Application, or BLA, and Marketing Authorization Application, or MAA, submissions for, or to pursue commercialization of, giroctocogene fitelparvovec.
Our Novel Science and Technologies
We are a leader in the research and development of zinc finger proteins, or ZFPs, which are abundantly occurring human proteins that have evolved to regulate the genome through interactions with DNA and regulatory proteins. Our strategy is to translate our differentiated and versatile zinc finger, or ZF, technology platform to create product candidates with best- or first-in-class clinical potential. We believe that the versatility and flexibility of our technology platforms enable us to design therapeutic approaches to resolve the underlying genetic or cellular causes of disease, using whichever technology is best suited to deliver that treatment. Our current area of focus is developing epigenetic regulation therapies with our ZF technology platform for serious neurological diseases.

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
We are also developing next generation modular integrase technology, engineered to enable large-scale genome editing. Building on our deep expertise in protein-DNA interactions derived from our zinc finger platform, the Modular Integrase, or MINT, platform is a versatile, protein-guided genome editing method designed to integrate large sequences of DNA into the genome to potentially treat – with a single medicine – patients who have unique mutations in the same gene.
In the process of developing these technologies, we have additionally accrued significant scientific and development capabilities, as well as manufacturing know-how, that are broadly applicable to the field of gene therapy, which we have used to develop our genomic medicine product candidates.
Manufacturing
We expect to be substantially reliant on external partners to manufacture clinical supply for our neurology portfolio. We retain our in-house analytical and process development capabilities.
Collaborations and Licenses
Our collaborations with biopharmaceutical companies bring us important financial and strategic benefits and reinforce the potential of our research and development efforts and our ZF technology platform. They leverage our collaborators’ therapeutic and clinical expertise and commercial resources with the goal of bringing our medicines more rapidly to patients. We believe these collaborations reflect the value of our technology and will potentially expand the addressable markets of our product candidates. To date, we have received approximately $887.0 million in upfront license fees, milestone payments and proceeds from sale of our common stock to collaborators and have the opportunity to earn up to $4.7 billion in potential future milestone payments and additional licensed target fees from our ongoing collaborations and licenses to our capsid technology, in addition to potential product royalties.

Product Pipeline

NEUROLOGY PIPELINE – WHOLLY OWNED

Indication	Preclinical	Phase 1/2	Pivotal	Partner
Idiopathic Small Fiber Neuropathy (ST-503)				-
Prion Disease				-
Undisclosed neurology target(s)				-

NEUROLOGY PIPELINE – PARTNERED

Partnered Indication	Preclinical	Phase 1/2	Pivotal	Partner
Tauopathies (Cargo, Capsid)				Genentech A Member of the Roche Group
Undisclosed neurology target (Cargo, Capsid)				Genentech A Member of the Roche Group
Undisclosed neurology target (Capsid)				astellas
ALS/FTD (Cargo)				Alexion
Huntington's Disease (Cargo)				Takeda

OTHER PROGRAMS

Indication	Preclinical	Phase 1/2	Pivotal	Partner
Hemophilia A (Giroctogene fitelparvovec)				Pfizer *until April 21, 2025
Fabry Disease (Isaralgagene civaparvovec)				-

Cargo Capsid

Figure 1: Our pipeline, subject to adequate additional funding
Core Neurology Pipeline
Chronic Neuropathic Pain – ST-503
We continue to advance ST-503, an investigational epigenetic regulator for the treatment of intractable pain due to iSFN, a type of chronic neuropathic pain.
Neuropathic pain can be caused by a broad array of pathologies impacting the central or peripheral nervous systems, such as surgical trauma, spinal cord injury, nerve compression, neurological and infectious diseases, or metabolic and hereditary syndromes. ST-503 is not intended for sporadic or acute pain, but for chronic, intractable pain that completely dominates and often destroys the lives of patients over many years.
Following FDA clearance of the IND for iSFN in November 2024, we are planning to initiate enrollment and dosing of patients in the Phase 1/2 study for ST-503 in mid-2025, subject to our ability to secure adequate additional funding, with preliminary proof of efficacy data expected in the fourth quarter of 2026.

Pain perception
AAV9 vector
Nav1.7 specific ZF-Repressor expression using neuronal promoter
ZF-Repressor
Signal to the brain
Pain signal
Pain signal
Nav1.7
Sensory fibers
Dorsal root ganglion
Pain stimuli

Figure 2: Our approach in iSFN using ZFRs
The Phase 1/2 study is designed to assess the safety and efficacy of ST-503 in addressing iSFN, a peripheral neuropathy that results in highly debilitating symptoms of burning, prickling, stabbing or “lightning-like” pain. iSFN has an estimated prevalence of at least 43,000 patients in the U.S., and more broadly, peripheral neuropathies are estimated to affect nearly 40 million Americans. Antidepressants, anticonvulsants, opioids and topical therapies are potential treatment options, although no long-lasting or curative therapies are currently available for iSFN patients, leading to a high unmet medical need for this patient population.
We are preparing for a double-blind, randomized, sham-controlled dose escalation study to determine safety and tolerability of a single intrathecal dose of the ST-503 gene therapy. The study is designed to follow a dose escalation protocol with a 2:1 randomization of investigational product to sham, and will consist of three ascending dose cohorts. The primary objectives of the Phase 1/2 study will be to assess the safety and tolerability of ST-503, with secondary objectives to assess preliminary efficacy based on the impact of ST-503 on refractory pain, and assessment of the multidimensional impact of ST-503 on sleep, mental health, and quality of life.
A significant body of evidence implicates sodium channels in mediating the pathophysiology of neuropathic pain. ST-503 uses an AAV vector carrying an engineered zinc finger repressor, or ZFR, to specifically target the human gene, SCN9A, that encodes the Nav1.7 sodium channel and is critical for pain signaling. Developing small molecules that specifically target Nav1.7 is challenging due to the high structural similarities between different sodium channels, making it difficult to achieve selectivity and avoid off-target effects. By directly targeting the SCN9A gene, ST-503 was shown to selectively reduce the expression of Nav1.7 sodium channels in sensory neurons in animal models and significantly reduce pain hypersensitivity, following a single intrathecal administration of ST-503. Sangamo’s preclinical research has shown ST-503 to be well tolerated in NHPs, with substantial Nav1.7 reduction observed with no off-target effects, demonstrating the promise of ST-503 as a potential therapy for chronic neuropathic pain, regardless of cause.
Prion Disease
We continue to advance our other lead wholly owned preclinical epigenetic regulation program in prion disease, a fatal and incurable neurodegenerative disease caused by the misfolding of the prion protein encoded by the gene PRNP.

This misfolding of the prion protein is acutely toxic to neurons, and our aim is to remove a portion of prion protein from neurons to protect them from the toxicity of the misfolded prion protein. We think that this may prevent the spread and propagation of misfolded prion, and may therefore slow or halt neurodegeneration and disease progression.
At least 1,300 new cases of prion disease are identified each year in the United States and in Europe, with a similar presence globally.
We expect a CTA submission in the U.K. for the prion disease program in the first quarter of 2026, subject to our ability to secure adequate additional funding. We plan to begin clinical trial enrollment and dosing in mid-2026 and anticipate preliminary clinical data in the fourth quarter of 2026.

Nucleus
Zinc finger
repressor (ZF-R)
Prion gene (PRNP)
ZF-R reduces the production
of prion protein (PrP)
Misfolded, toxic
prion aggregates
Degenerating
neuron
Healthy
neuron

Figure 3: Our approach in prion disease using ZFRs
To address prion disease, we are developing ZFRs that target PRNP, to be delivered by STAC-BBB, our IV-administered neurotropic capsid. We presented updated preclinical data from this program at the Prion 2024 Conference in October 2024, showing the potency of Sangamo’s ZFR in a disease mouse model at multiple dose levels. The ZFR significantly reduced expression of prion mRNA and protein in the brain, extended mouse survival and limited the formation of toxic prion aggregates. Additionally, we presented NHP data at the Prion 2024 Conference, showing that a single intravenous administration of the prion ZFR, delivered via STAC-BBB, resulted in potent and widespread repression of the prion gene in transduced neurons.
The clinical study is expected to be a Bayesian optimal interval design, to assess safety and efficacy, while potentially enabling rapid escalation to the maximum tolerated dose. The clinical study will use the Medical Research Council prion disease rating scale to assess the efficacy of the ZFR and compare to matched historic controls. The aim of the planned clinical study is to delay the progression of prion disease, offering potential for a meaningful extension of survival in prion patients.
Clinical Programs
Isaralgagene civaparvovec – Fabry Disease
Isaralgagene civaparvovec, or ST-920, is our wholly owned gene therapy product candidate for the treatment of Fabry disease, a rare inherited metabolic disease. Isaralgagene civaparvovec is currently being evaluated in our Phase 1/2 STAAR clinical study and, as described below, has a clear regulatory pathway to Accelerated Approval from the FDA, in which we expect to use data from the ongoing Phase 1/2 STAAR study, with a potential BLA submission in the second half of 2025.
STAAR is an ongoing Phase 1/2 multicenter, open-label, dose-ranging clinical study designed to assess a single infusion of isaralgagene civaparvovec in symptomatic Fabry disease patients ≥ 18 years of age. Patients are infused intravenously with a single dose and followed for 52 weeks. A separate long term follow-up study is underway to monitor the patients treated in this study for up to five years following treatment to further assess safety, durability and efficacy. Patients who are on stable Enzyme Replacement Therapy, or ERT, may withdraw ERT after treatment in a controlled and monitored fashion at the discretion of the patient and the investigator.
The dose escalation phase included males with classic Fabry disease. The study was subsequently expanded to enroll both males and females, including patients with Fabry-associated cardiac or renal disease. The study’s primary endpoint is the incidence of treatment-emergent adverse events, or AEs. Secondary endpoints include change from baseline at specific time points over the one-year study period in alpha‑galactosidase A, or α‑Gal A, activity, globotriaosylceramide, or Gb3, and lyso‑Gb3 levels in plasma; frequency of ERT infusion; changes in renal function and cardiac function (left ventricular mass) measured by cardiac magnetic resonance imaging, or MRI, and rAAV2/6 vector clearance. Key exploratory endpoints include change from baseline in disease severity (Fabry Outcome Survey adaptation of the Mainz Severity Score Index, or FOS-MSSI, score), quality of life, or QoL, gastrointestinal, or GI, symptoms and neuropathic pain scores; and immune response to AAV6 capsid and α‑Gal A.

Functional GLA gene is delivered to liver via AAV vector
ST-920
AAV
GLA gene
Nucleus
Liver cell
GLA gene
Liver releases α-Gal A into the blood stream
α-Gal A enzyme

Figure 4: Our approach in Fabry disease
The goal of the study is to abrogate the need for ERT with a recombinant AAV2/6 vector encoding cDNA for human α‑Gal A, resulting in long-term expression of α‑Gal A. As a liver-directed gene therapy, isaralgagene civaparvovec is designed to be delivered by a one-time IV infusion that does not require any preconditioning regimen for patients.
The FDA has granted Orphan Drug, Fast Track and regenerative medicine advanced therapy, or RMAT, designations to isaralgagene civaparvovec, which has also received Orphan Medicinal Product designation and PRIME eligibility from the European Medicines Agency, or EMA, and Innovative Licensing and Access Pathway, or ILAP, from the U.K. Medicines and Healthcare products Regulatory Agency, or MHRA.
In October 2024, we announced the outcome of a successful interaction with the FDA that provided a clear regulatory pathway to Accelerated Approval for isaralgagene civaparvovec. The FDA agreed in a Type B interaction that data from the ongoing Phase 1/2 STAAR study can serve as the primary basis for approval under the Accelerated Approval Program, using estimated glomerular filtration rate, or eGFR, slope at 52 weeks across all patients as an intermediate clinical endpoint. We engaged with the FDA on alternative pathways to potential approval following analysis of clinical data from the Phase 1/2 STAAR study showing encouraging safety and efficacy data, including promising preliminary evidence of improved kidney function. The data showed that as of the February 29, 2024 data cutoff date, in the 18 male and female patients treated with isaralgagene civaparvovec with more than one year of follow-up data, a statistically significant positive mean annualized eGFR slope was observed. Based on these latest data, the FDA agreed that eGFR slope at 52 weeks can serve as an intermediate clinical endpoint to support a potential Accelerated Approval. The FDA also advised that eGFR slope at 104 weeks may be assessed to verify clinical benefit.
The complete dataset to support an Accelerated Approval pathway, including eGFR slope at 52 weeks across all dosed patients, will be available in the first half of 2025. This approach enables a potential BLA submission in the second half of 2025, three years ahead of previous estimates, and avoids the requirement for an additional, costly registrational study to establish clinical efficacy.
Dosing was completed in the Phase 1/2 STAAR study in April 2024, with 33 patients dosed in the study. The longest treated patient recently achieved four years of follow-up. In September 2024, the 18th and final patient who started the study on ERT was withdrawn from ERT. All 18 patients remain off ERT as of March 17, 2025.
We announced updated preliminary clinical data from our Phase 1/2 STAAR study via a platform presentation at the 21st Annual WORLDSymposium on February 6, 2025. A summary of the data is below.
We are executing BLA readiness activities for isaralgagene civaparvovec, while continuing to engage in business development negotiations for a potential Fabry commercialization agreement.
We continue to engage with the EMA on the proposed pathway to potential approval for isaralgagene civaparvovec in Europe.
Summary of Updated Preliminary Clinical Data from Phase 1/2 STAAR Study of Isaralgagene Civaparvovec Announced in Advance of Presentation at 21st Annual WORLDSymposium on February 6, 2025
•The STAAR study is an ongoing Phase 1/2 multicenter, open-label, dose-ranging clinical study designed to assess a single infusion of isaralgagene civaparvovec in Fabry disease patients ≥ 18 years of age. Patients are infused intravenously with a single dose and followed for 52 weeks. A separate long term follow-up study is underway to monitor the patients treated in this study for up to five years following treatment. Patients who are on stable ERT may withdraw ERT after treatment in a controlled and monitored fashion at the discretion of the patient and the investigator.
•The dose escalation phase included males with classic Fabry disease. The subsequent study expansion phase, which commenced in the second half of 2022, treated females, as well as patients with more severe Fabry-associated cardiac or renal disease. The study’s primary endpoint is the incidence of treatment-emergent AEs. Additional safety evaluations include routine hematology, chemistry, and liver tests; vital sign monitoring; electrocardiogram; echocardiogram; serial alpha-fetoprotein testing and MRI of the liver to monitor for potential formation of any liver mass. Secondary endpoints include change from baseline at specific time points in α‑Gal A activity, Gb3 and lyso‑Gb3 levels in plasma; frequency of ERT infusion; and changes in renal function and cardiac function (left ventricular mass) measured by cardiac MRI and rAAV2/6 vector clearance. Key exploratory endpoints include quality of life, Fabry symptoms and neuropathic pain scores; GI symptoms, and immune response to AAV6 capsid and α‑Gal A.
•As of the September 12, 2024 data cutoff date, 33 patients ranging in age from 18 to 67 years were treated with isaralgagene civaparvovec, nine in the dose escalation phase and 24 in the expansion phase of the study. Baseline characteristics of these 33 dosed patients are shown in Table 5 below. In the dose escalation phase, two patients were dosed in Cohort 1 at the dose of 0.26x1013 vg/kg, two patients were dosed in Cohort 2 at the dose of 0.53x1013 vg/kg, three patients were dosed in Cohort 3 at the dose of 1.58x1013 vg/kg, and two patients were dosed in Cohort 4 at the dose of 2.63x1013 vg/kg. In the expansion phase, 24 patients were dosed at the dose of 2.63x1013 vg/kg. As of the September 12, 2024 data cutoff date, the first dosed patient had been followed for at least 47.3 months post dosing, and the most recently dosed patient had been followed for 20 weeks post dosing, as shown in Figure 6 below.
•As of the September 12, 2024 data cutoff date, isaralgagene civaparvovec continued to be generally well-tolerated across all the dose cohorts, with the majority of AEs being graded as mild (Grade 1) or moderate (Grade 2) in nature. No liver function test elevations post-dosing requiring steroids occurred. A summary of the treatment-related AEs reported as of the September 12, 2024 cutoff date is shown in Table 7 below. Treatment-emergent serious AEs were reported in four patients: left arm pain; non-cardiac chest pain, sepsis, stroke and shoulder enthesopathy. No AEs led to study discontinuation. No deaths were reported.
•As of the September 12, 2024 data cutoff date, all ERT naïve or pseudo-naïve patients showed sustained elevated α-Gal A activity up to 42 months for the longest treated patient, and up to 27 months for the longest treated patient receiving the highest dose level (2.63 x 1013 vg/kg), as shown in Figure 8 below. Sustained elevated expression of α-Gal A activity was accompanied by the reduction and/or long-term stabilization of lyso-Gb3 levels, with the largest reductions in plasma lyso-Gb3 seen in patients with the highest levels at baseline, as shown in Figure 9 below.
•18 patients began the study on ERT. 17 out of 18 patients had been withdrawn from ERT as of the data cutoff date. The remaining patient was withdrawn from ERT after the data cutoff date. All 18 patients remain off ERT as of March 17, 2025. Timing of ERT withdrawal was at the discretion of the investigator, to occur no earlier than eight weeks post dosing with isaralgagene civaparvovec. All patients who began the study on ERT showed sustained elevated α-Gal A activity, as outlined in Figure 10 below, except for one patient who exhibited levels below the limit of detection at the time of the data cutoff date. Plasma lyso-Gb3 activity levels remained stable following ERT withdrawal for up to 33 months for the longest treated ERT patient, and up to 19 months for the longest treated ERT patient receiving the highest dose level (2.63 x 1013 vg/kg), as outlined in Figure 11 below.
•For the 23 patients with at least 12-months of follow up or longer as of the September 12, 2024 data cutoff date, a mean eGFR slope of 3.061 mL/min/1.73m2/year (95% CI: 0.863, 5.258) was observed, indicating a potential improvement in kidney function.
•For the 23 patients with at least 12-months of follow-up, significant improvements in disease severity, QoL, and GI symptoms were observed. As of the September 12, 2024 data cutoff date, 68% of patients improved their total FOS-MSSI score and seven patients improved their FOS-MSSI category compared to baseline, as shown in Table 12 below. Statistically significant improvements in the short form-36, or SF-36, QoL scores were reported, with a mean change in the General Health score of 10.6 (p=0.0020) at week 52. For context, a 3- to 5-point change on any SF-36 score is the minimally clinically important difference. Significant improvements in physical component, bodily pain, physical, vitality, social function, and emotional SF-36 scores were also observed. The GI symptom rating scale, or GSRS, also demonstrated significant improvements, including the Abdominal Pain, Indigestion, Diarrhea and Constipation Scores.
•Immunogenicity remains an issue with ERT, leading to continued organ impairment. Ten patients had measurable titers of total antibodies, or Ab, or neutralizing antibodies, or Nab, against α-Gal A associated with ERT at baseline. As shown in Table 13 below, following dosing, total Ab or NAb titers decreased markedly in nine patients and became undetectable in seven, or 70% of patients. Treatment did not induce anti-α-Gal A antibodies in seronegative patients.
Table 5: Baseline characteristics: Dose escalation and dose expansion phases
Data cutoff date: September 12, 2024
eGFR, estimated glomerular filtration rate (mL/min/1.73m2); ERT, enzyme replacement therapy; N, number, M, male; F, female

Figure 6: Duration of follow-up

Subject 1
Subject 2
Subject 3
Subject 4
Subject 5
Subject 6
Subject 7
Subject 8
Subject 9
Subject 10
Subject 13
Subject 25
Subject 29
Subject 32
Subject 11
Subject 18
Subject 26
Subject 27
Subject 28
Subject 33
Subject 12
Subject 14
Subject 15
Subject 22
Subject 23
Subject 31
Subject 16
Subject 21
Subject 17
Subject 19
Subject 20
Subject 24
Subject 30
0 2 4 6 8 10 12 14 16 18 20 22 24 26 28 30 32 34 36 38 40 42 44 46 48 50
Study Month
Dose Level 1 (0.26E+13 vg/kg)
Dose Level 2 (0.53E+13 vg/kg)
Dose Level 3 (1.58E+13 vg/kg)
Dose Level 4 (2.63E+13 vg/kg)
a-Gal A Ab Positive
a-Gal A Ab Negative
Cardiac Disease
Renal Disease
Females

Data cutoff date: September 12, 2024
vg/kg, vector genomes per kilogram of total body weight
Subject 14 withdrew Day 148

Table 7: Summary of treatment-emergent AEs in >3 patients of 33 treated patients

AE by preferred term	Treated subjects (n=33)	
	All grades	Grade 3-4
Pyrexia	20 (60.6%)	1 (3.0%) (G3)
COVID-19	12 (36.4%)	0
Nasopharyngitis	11 (33.3%)	0
Headache	12 (36.4%)	0
Fatigue	9 (27.3%)	0
Nausea	9 (27.3%)	0
Cough	5 (15.2%)	0
Diarrhea	5 (15.2%)	0
Myalgia	5 (15.2%)	1 (3.0%) (G3)
Hypotension	4 (12.1%)	0
Urinary tract infection	4 (12.1%)	0
Paresthesia	4 (12.1%)	0
Chills	4 (12.1%)	0

Data cutoff date: September 12, 2024
AE, adverse event

Figure 8: Plasma α-Gal A in ERT naïve/pseudo-naïve subjects receiving 2.63×1013 vg/kg (n=13)
Data cut-off date: September 12, 2024
α-Gal A activity measured using 3-hour reaction time. Normal range determined in healthy males and females. Long Term Follow-Up Data: Data points > Study Day 365.
α-Gal A, alpha-galactosidase A; ERT, enzyme replacement therapy; vg/kg, vector genomes per kilogram of total body weight (as assessed by ddPCR)

Figure 9: Lyso-Gb3 in ERT naïve/pseudo-naïve subjects receiving 2.63×1013 vg/kg (n=13)
Data cut-off date: September 12, 2024
α-Gal A activity measured using 3-hour reaction time. Normal range determined in healthy males and females. Long Term Follow-Up Data: Data points > Study Day 365.
ERT, enzyme replacement therapy; vg/kg, vector genomes per kilogram of total body weight (as assessed by ddPCR)

Figure 10: Plasma α-Gal A in ERT-treated patients receiving 2.63×1013 vg/kg (n=13)
Data cut-off date: September 12, 2024
α-Gal A activity measured using 3-hour reaction time. Normal range determined in healthy males and females.
α-Gal A, alpha-galactosidase A; ERT, enzyme replacement therapy; vg/kg, vector genomes per kilogram of total body weight (as assessed by ddPCR)

Figure 11: Lyso-Gb3 in ERT-treated patients receiving 2.63×1013 vg/kg (n=13)
Data cut-off date: September 12, 2024
α-Gal A activity measured using 3-hour reaction time. Normal range determined in healthy males and females.
ERT, enzyme replacement therapy; lyso-Gb3, globotriaosylsphingosine; vg/kg, vector genomes per kilogram of total body weight (as assessed by ddPCR)

Table 12: Comparison of disease severity, quality of life and GI symptoms in 23 treated patients with ≥12 months follow-up

Subject	ERT status at Baseline	FOS-MSSI category Baseline	FOS-MSSI category Week 52	FOS-MSSI category Week 104	FOS-MSSI category Year 3	FOS-MSSI category Year 4
1	ERT	Moderate	Moderate		Moderate	Mild
2	Pseudo-naive	Mild	Mild	Mild	Mild	
3	Pseudo-naive	Moderate	Moderate	Mild	Mild	
4	ERT	Mild	Mild	Mild	Mild	
5	ERT	Moderate	Mild	Moderate		
6	ERT	Moderate	Mild	Mild	Mild	
7	ERT	Severe	Moderate	Moderate		
8	Naive	Moderate	Mild	Mild		
9	Naive	Moderate		Moderate		
10	Pseudo-naive	Moderate	Moderate	Moderate		
11	ERT	Moderate	Moderate	Moderate		
12	ERT	Mild	Mild	Mild		
13	ERT	Mild	Mild			
15	ERT	Mild	Mild			
16	ERT	Moderate	Moderate			
17	Naive	Moderate	Mild			
18	Naive	Moderate	Moderate			
19	ERT	Mild	Moderate			
20	ERT	Moderate	Moderate			
21	ERT	Moderate	Mild			
22	Naïve	Mild	Mild			
23	Naive	Mild	Mild			
24	Pseudo-naive	Moderate	Moderate

Data cut-off date: September 12, 2024
Analysis of ST-920 treated subjects with ≥12 m follow-up (n=22). “Month 12” is Week 52 study timepoint. All p-values are unadjusted nominal p-values. ERT, enzyme replacement therapy; GI, gastrointestinal; FOS-MSSI, Fabry Outcome Survey adaptation of the Mainz Severity Score Index; SF-36, Short Form-36 (a 3-to-5-point change on any SF-36 score is the minimally clinically important difference)

Table 13: Reduction or elimination of antibodies against α-Gal A

Anti-α-GalA Total Ab titer		Anti-α-GalA NAb titer	
	Baseline	On-study	Baseline	On-study
Subject 1	1280	160	160	Undetectable (W36)
Subject 3	160	Undetectable (W24)	0	-
Subject 4	160	Undetectable (W52)	0	-
Subject 5	10240	1280	320	160
Subject 10	80	Undetectable (W4)	10	Undetectable (W4)
Subject 13	5120	320	160	10
Subject 16	2560	640	40	Undetectable (W52)
Subject 25	160	Undetectable (W4)	160	Undetectable (W4)
Subject 31	80	Undetectable (W12)	10	Undetectable (W4)
Subject 32	20480	20480	640	320

Data cut-off date: September 12, 2024
α-Gal A, alpha-galactosidase A; Ab, antibody; NAb, neutralizing antibody; W, week; (-) denotes NAb testing not done when total Ab titer is 0
Giroctocogene Fitelparvovec – Hemophilia A
AFFINE is a global Phase 3, open-label, multicenter, single arm trial evaluating the efficacy and safety of a single infusion of giroctocogene fitelparvovec, also known as SB-525, an investigational gene therapy that we have co-developed with and licensed to Pfizer for the treatment of adults with moderately severe to severe hemophilia A. The primary endpoint is impact on annualized bleeding rate, or ABR, through 12 months following treatment with giroctocogene fitelparvovec, compared to ABR on factor VIII, or FVIII, replacement therapy collected in the Phase 3 lead-in study period.

Functional F8 gene delivered to liver via AAV vector
AAV
F8 gene
Nucleus
Liver cell
F8 gene
Liver releases Factor VIII into the blood stream
Factor VIII

Figure 14: Approach to Hemophilia A
In July 2024, Pfizer reported that the AFFINE trial achieved its primary objective of non-inferiority, as well as superiority, of total ABR from Week 12 through at least 15 months of follow up post-infusion compared with routine FVIII replacement prophylaxis treatment. Following a single 3e13 vg/kg dose, giroctocogene fitelparvovec demonstrated a statistically significant reduction in mean total ABR compared to the pre-infusion period. Key secondary endpoints as defined by the trial protocol were met and also demonstrated superiority compared to prophylaxis. In the AFFINE trial, giroctocogene fitelparvovec was generally well tolerated.
In December 2024, Pfizer presented detailed data from the Phase 3 AFFINE trial in an oral presentation at the 66th American Society for Hematology Annual Meeting and Exposition and in a poster presentation. A summary of the data is below.
In December 2024, we announced that we are scheduled to regain development and commercialization rights to giroctocogene fitelparvovec following a decision by Pfizer to terminate the Collaboration and License Agreement dated May 10, 2017, or the Collaboration Agreement. Pfizer has indicated to us that the termination relates to its decision not to submit a BLA or MAA for, or pursue commercialization of, giroctocogene fitelparvovec. The Collaboration Agreement with Pfizer will terminate effective April 21, 2025, or the Termination Date, at which time Pfizer is scheduled to transition the giroctocogene fitelparvovec program back to us.
As of the Termination Date, the Collaboration Agreement will be terminated in its entirety, and we will be entitled to receive an exclusive, worldwide, royalty-bearing, sublicensable license from Pfizer to use Pfizer’s relevant intellectual property to continue developing, manufacturing and commercializing giroctocogene fitelparvovec. In return, Pfizer would be eligible to receive low single digit royalties on net sales of giroctocogene fitelparvovec. In addition, at our request and expense following the Termination Date, Pfizer is required to transition the SB-525 program back to us and provide certain transition-related services. We continue to explore how to maximize the value of the SB-525 program, including a search for a potential new collaboration partner.
Summary of Efficacy and Safety of Giroctocogene Fitelparvovec in Adults With Moderately Severe to Severe Hemophilia A: Primary Analysis Results From the Phase 3 AFFINE Gene Therapy Trial
•AFFINE is a global Phase 3, open-label, multicenter, single arm trial evaluating the efficacy and safety of a single infusion of giroctocogene fitelparvovec in 75 adult (ages 18-64 years) male patients with moderately severe to severe hemophilia A.
•The trial enrolled male participants with hemophilia A who had completed a lead-in study while on exogenous FVIII prophylaxis therapy prior to administration of a single infusion of 3e13 vg/kg giroctocogene fitelparvovec. The lead-in trial was initiated to establish prospective bleeding and infusion rates while on FVIII prophylaxis replacement therapy in the usual care setting of participants with hemophilia A. Primary and secondary endpoints were assessed in the efficacy population corresponding to participants with ≥15 months follow-up post-infusion and at least six months follow-up in the lead-in study, as shown in Figure 15 below.
•As of the cutoff date of June 2024, 75 participants (median age, 30 [range 19–59] years) were dosed with giroctocogene fitelparvovec. Of those 75 participants, 50 were included in the efficacy population. See Figure 16 below for baseline patient demographics.
•The primary endpoint was ABR for total (treated and untreated) bleeds from Week 12 (onset of clinically meaningful transgene-derived FVIII levels) through ≥15 months post-infusion compared to the pre-infusion prophylaxis period. Within this efficacy population, the study met its primary endpoint with a statistically significant decrease in total ABR from Week 12 through ≥15 months post-infusion compared to pre-infusion prophylaxis (mean total ABR, 1.24 vs 4.73). 64.0% (32/50) of participants experienced no bleeding events (median duration of follow-up, 33.6 months [range 14.5-44.4]) and 88.0% (44/50) of participants had no treated bleeds (median duration of follow-up, 33.6 months [range 14.5─44.4]). One participant in the efficacy population experienced a high number of bleeds (126, total ABR = 47.4) starting at Month 18 post infusion, while maintaining FVIII activity levels >150% through the data cutoff. Post hoc sensitivity analysis excluding that one participant (n=49) demonstrated superiority vs FVIII prophylaxis (mean total ABR, 0.26 vs 4.65) as shown in Figure 17 below.
•Treated ABR during Week 12 through ≥15 months post-infusion was significantly reduced compared to prophylaxis (mean treated ABR, 0.07 vs 4.08), also demonstrating superiority, as shown in Figure 18 below. AIR post-infusion was reduced by 99.8% compared to the pre-infusion period (mean AIR, 0.21 vs 124.39). As of the June 2024 cutoff date, one (1.3%) dosed participant had resumed prophylaxis (at 16.07 months post-infusion).
•At Month 15, 84% of participants had FVIII activity >5% via chromogenic assay, as shown in Figure 19 below. Participants continued to maintain FVIII activity >5%, with 82.8% of participants [n=29] continuing to maintain FVIII activity >5% at 2-years post-infusion and 63% of participants [n=8] at 3-years post-infusion respectively, as shown in Figure 20 below.
•A total of 624 AEs, mostly mild or moderate, were reported in 74 (98.7%) participants, as shown in Figure 21 below. There were 26 serious AEs, or SAEs, in 15 (20%) participants. The most common treatment-related AEs were pyrexia (54.7% of participants), alanine aminotransferase, or ALT, increased (46.7%), and headache (38.7%). There have been no study discontinuations. As of the data cutoff, there were no reported FVIII inhibitors and no malignancies related to the study drug. One thrombotic event was observed in a participant with a major protocol deviation (prior history of deep vein thrombosis, or DVT, and pulmonary embolism, or PE) and multiple thrombotic risk factors. Post-infusion, 62.7% of participants received at least one dose of corticosteroids due to ALT elevations or decreases in FVIII activity (median time to initiation, 84 [range 7–193] days; mean total time on corticosteroids, 114.6 [11–296] days), as shown in Figure 22 below. Overall corticosteroids were well tolerated with AEs related to corticosteroids reported in 19 (25.3%) participants.
•Transient FVIII activity >150% (defined as ≥1 central chromogenic assay measurement >150%) was reached in 37 (49.3%) participants, with 23 (30.7%) treated with prophylactic direct oral anticoagulants based on protocol and investigator’s recommendation, which was well tolerated, as shown in Figure 23 below.
•In summary, giroctocogene fitelparvovec yielded endogenous FVIII expression in the mild to normal range in most participants, resulting in superior bleed protection versus routine FVIII prophylaxis and significant reductions in bleeding. A single infusion was well tolerated and demonstrated durable efficacy on all primary and key secondary endpoints.

Figure 15: AFFINE study design
AAV-6=adeno-associated virus serotype 6; ABR=annualized bleeding rate; AIR=annualized infusion rate; FVIII=factor VIII; NAb=neutralizing antibody; vg=vector genome
Figure 16: Baseline demographics and characteristics
a n (%) unless otherwise noted. BMI=body mass index

Figure 17: Annualized bleeding rate: Total (treated and untreated) bleeds
Numbers above graph represent treatment difference and 95% CI. Estimates and 1-sided P-value were obtained from a repeated measures generalized linear model with negative binomial distribution and identity link function with participant as a random effect and treatment and duration of follow-up (in years) as fixed effects.
ABRtotal=annualized bleeding rate for total (treated and untreated) bleeds; CI=confidence interval; FVIII=factor VIII

Figure 18: Annualized bleeding rate: Treated bleeds
Numbers above graph represent treatment difference and 95% CI. Estimates and 1-sided P-value were obtained from a repeated measures generalized linear model with negative binomial distribution and identity link function with participant as a random effect and treatment and duration of follow-up (in years) as fixed effects.
ABRtreated=annualized bleeding rate for treated bleeds; CI=confidence interval; FVIII=factor VIII

Figure 19: FVIII activity levels post infusion
CA=chromogenic assay; FVIII=factor VIII; LLOQ=lower limit of quantification

Figure 20: FVIII activity levels through Year Three
Values >300% not shown.
CA=chromogenic assay; BLOQ=below lower limit of quantification; FVIII=factor VIII; IQR=interquartile range; max=maximum; min=minimum; Q=quartile

Participants with AEs, n (%) and number of events (when specified)	Dosed Population N=75
AEs	74 (98.7)
Number of events	740
Discontinued due to AEs	0 (0)
SAEs	15 (20.0)
Number of events	26
Treatment-related AEs	68 (90.7)
Selected treatment-related AESIs	
Hepatotoxicity (transaminase increased)	47 (62.7)
Infusion-related reactions	55 (73.3)
Pyrexia	38 (50.7)
Headache	23 (30.7)
Chills	14 (18.7)
Deep vein thrombosis	1 (1.3)

Figure 21: Safety overview
AE=adverse event; AESI=adverse event of special interest; DVT=deep vein thrombosis; FVIII=factor VIII; PE=pulmonary embolism; SAE=serious adverse event

Figure 22: ALT elevations and corticosteroid use
a The highest CTCAE grade among all post baseline assessments from each participant are reported.
AE=adverse event; ALT=alanine aminotransferase; CTCAE=common terminology criteria for adverse events; MMF=mycophenolate mofetil; pts=participants; SAE=serious adverse event; ULN=upper limit of normal

Figure 23: FVIII activity elevations
CA=chromogenic assay; DOAC=direct oral anticoagulant; DVT=deep vein thrombosis; FVIII=factor VIII; OSA=one-stage assay; PD=protocol deviation; PE=pulmonary embolism
OUR TECHNOLOGIES
Our strategy is to translate our differentiated and versatile technology platforms to create product candidates with best- or first-in-class clinical potential. We believe that the versatility and flexibility of our technology platforms enable us to design therapeutic approaches to resolve the underlying genetic or cellular causes of disease, using whichever technology is best suited to deliver that treatment.
ZF Platform: Providing Opportunity to Develop a New Class of Human Therapeutics
We believe that our ZF platform provides a unique and proprietary basis for a potentially broad new class of drugs that have differentiated technical advantages over small-molecule drugs, protein pharmaceuticals, RNA-based therapeutics, conventional gene therapy approaches and other gene and genome editing platforms, potentially enabling us to develop therapies that address a broad range of unmet medical needs. We believe that our ZF genomic medicines have the potential to transform treatment strategies for severe diseases from symptom management to lasting cures.
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
Figure 24: Schematic of the two-domain structure of a zinc finger DNA-binding domain and its functional domain

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

Figure 25: Schematic of a ZFP and a zinc finger array composed of six ZFPs
The engineered DNA-binding zinc finger array is then linked to a functional domain. The DNA-binding zinc finger array brings this functional domain to the target of interest. Our ability to use our highly specific ZFPs to precisely target a DNA sequence to a gene of interest provides us with a range of genome editing and epigenetic regulation functionalities that can be applied to multiple cell types.
Figure 26: Examples of genome engineering tools that can be offered by our ZF platform
Our engineered zinc fingers can be attached to a cleavage domain of a restriction endonuclease, an enzyme that cuts DNA, creating a ZFN. When a ZFN binds DNA in the correct orientation and spacing, a cut is introduced into the DNA sequence between the ZF binding sites. This break in the DNA triggers a natural process of DNA repair within the cell, effectively “knocking out” the gene function. ZFN-mediated genome editing can be used to disrupt genes that are involved in disease pathology, such as in sickle cell disease. Our ZF platform can also be used to perform base editing, a novel approach that allows for the conversion of a specific target DNA base into another DNA base without the need for double-stranded breaks. Base editing relies on the use of enzymes that can directly change the DNA sequence, such as a deaminase, which changes a specific base in a single strand of DNA. We have developed a compact base editor architecture that can be targeted with high precision and specificity using ZFs, is small enough for packaging into relevant viral vectors, and achieves high levels of editing that are potentially suitable for therapeutic application. In February 2024, a research paper summarizing the key characteristics of the ZF-base editors was published in Nature Communications.
Our priority focus is to evaluate ZF-transcriptional regulators which have the potential to regulate the expression of a target gene, see Figure 27 below. Zinc finger activators, or ZFAs, are created by attaching a zinc finger array to an activation domain with the aim of increasing the expression of a target gene relative to an untreated cell. Alternatively, ZFRs are created by attaching a zinc finger array to a repression domain in order to down regulate or completely turn off a gene. ZFRs can also be designed to selectively repress expression of a mutant allele while allowing for the expression of the healthy allele. We have several preclinical programs evaluating the potential of ZFRs that have been designed to down-regulate the expression of genes as potential treatments for neurological diseases, including the downregulation of the SCN9A gene that encodes the Nav1.7 sodium channels to treat chronic neuropathic pain, and the repression of prion gene expression to treat prion disease. In addition, we are party to a license agreement with Genentech for tauopathies and one other undisclosed neurologic target.

Figure 27: ZFRs have the potential to regulate the expression of a target gene
Due to their compact size, multiple ZFRs can be combined in a single viral construct to achieve efficient multigene modulation in a single transduction event and without the need for double-strand breaks. As proof of concept for this novel platform, we engineered primary human T cells using multiple ZFRs encoded in a single lentivirus with and without a Chimeric Antigen Receptor, or CAR, to repress expression of several allogeneic engineering targets or checkpoint inhibitors. We demonstrated that ZFRs act with high efficiency and specificity on target genes of choice at both the RNA and the protein level.

Novel AAV Capsid Delivery Platform: Engineering AAVs to target the CNS
We are evaluating several potential routes of administration for our CNS-targeted investigational therapies, as delivery of genomic medicines to the CNS is a significant obstacle to developing potential therapies treating neurological disorders.

Cerebrospinal fluid (CSF) administration
Intracerebroventricular
Intraparenchymal
Intra cisterna magna (ICM)
Intrathecal
Intravenous (IV)

Figure 28: Potential routes of administration to target the central nervous system
Several AAV serotypes, most notably benchmark capsid AAV9, distribute to the brain but require high doses to achieve limited expression. We have developed a proprietary AAV capsid engineering platform, SIFTER, with the aim of engineering capsids with improved CNS transduction. We are applying SIFTER to screen tens of millions of unique capsids in order to identify certain capsids that mediate superior delivery to the CNS. Successive rounds of screening are conducted to find capsids that reproducibly demonstrate a desired therapeutic profile.
Figure 29: Sangamo’s proprietary SIFTER platform to develop novel AAV capsids targeting the CNS
In May 2022, we presented results obtained with the SIFTER platform for CSF administration. This platform notably allowed us to identify new capsids exhibiting improved delivery relative to benchmark capsid AAV9 when delivered intrathecally: STAC-102 and STAC-103 (STAC = Sangamo Therapeutics AAV Capsid).

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
Figure 30: In vivo library evaluation in cynomolgus macaques identifies STAC-BBB as the top performing BBB-penetrant capsid for delivery to the brain
STAC-BBB demonstrated robust penetration of the BBB and widespread transgene expression throughout the brain of NHPs, including in key regions integral to neurological disease pathology such as Alzheimer’s disease, Parkinson’s disease, ALS, Huntington’s disease and other neurodegenerative, neurodevelopmental, neuromuscular, and neuropsychiatric diseases with a defined neurogenetic etiology.
Figure 31: STAC-BBB shows widespread neuronal transduction across all cortical regions
STAC-BBB mediated robust expression of zinc finger cargo in neurons, the key cell type to target for treatment of neurological diseases. Moreover, results were highly consistent across all animal subjects. The capsid-enabled delivery of zinc finger payloads resulted in the repression of prion and tau genes across key brain regions, offering potential for modification of disease progression in prion disease and various tauopathies. STAC-BBB biodistribution was enriched in the CNS and de‑targeted from the liver, dorsal root ganglia, or DRG, and other peripheral organs. We believe this biodistribution profile is optimal for treatment of neurological diseases with AAV-based treatments.
STAC-BBB was generally well tolerated in NHPs, with no notable treatment related pathological findings in brain, spinal cord and peripheral tissues. We believe STAC-BBB is manufacturable at commercial scale using standard cell culture and purification processes, is soluble using known excipients, and can be characterized using available analytics.
We believe that improved AAV capsids with higher delivery efficiency and specificity for target tissues have the potential to facilitate development of safe and effective genomic medicines to treat CNS disorders.
STAC-BBB is the subject of current license agreements with each of Genentech and Astellas and we are actively engaged in advanced contract negotiations with a potential collaborator for a third STAC-BBB license agreement.
Modular Integrase Platform
Building on Sangamo’s deep expertise in protein-DNA interactions derived from its zinc finger platform, the MINT platform is a versatile, protein-guided genome editing method designed to integrate large sequences of DNA into the genome to potentially treat – with a single medicine – patients who have unique mutations in the same gene.
The MINT platform utilizes Bxb1, a serine recombinase, to integrate large sequences of DNA into the genome and is intended to avoid double stranded DNA breaks as well as the need for assistance from ancillary genome editing or DNA-repair modulating cargo. This flexible approach is cell-type agnostic, has been engineered to be simpler to manufacture than most other targeted integration technologies and is compatible with AAV, lentiviral and lipid nanoparticle, or LNP delivery. With minimal dependence on cell DNA repair machinery, we believe the MINT platform carries a reduced translocation risk and our preclinical data have demonstrated high levels of on-target integration in certain locations.
Based on these initial findings, we believe the MINT platform could be deployed internally for neurology-focused indications, and could provide potential new collaboration opportunities, both for human disease and in agricultural biotech settings.
Current Licenses, Partnerships and Collaborations
We have entered into strategic collaborations with larger biopharmaceutical companies for certain of our therapeutic programs, licenses to our novel AAV capsid, STAC-BBB, and other partnerships for several non-therapeutic applications of our technology. We will continue to pursue further collaborations when appropriate to fund internal research and development activities and to assist in product development, manufacturing, regulatory approval and commercialization. Decisions to collaborate or not will be based on review of our internal resources, institutional knowledge and commercial considerations.
Genentech, Inc.
On August 2, 2024, we entered into a global epigenetic regulation and capsid delivery license agreement, or the Genentech Agreement, with Genentech to develop intravenously administered genomic medicines to treat certain neurodegenerative diseases. Under the Genentech Agreement, we granted an exclusive license to Genentech for our ZFRs that are directed to tau and a second undisclosed neurology target. We also granted an exclusive license to Genentech to STAC-BBB for use with therapies directed to tau or to the second neurology target.
Under the Genentech Agreement, we have received from Genentech $50.0 million in an upfront license fee and a milestone payment. In addition, we are eligible to earn up to $1.9 billion in development and commercial milestones spread across multiple potential products under the Genentech Agreement and tiered mid-single digit to sub-teen double digit royalties on the net sales of such products, subject to certain specified reductions.
Astellas Gene Therapies, Inc.
On December 18, 2024, we entered into a global epigenetic regulation and capsid delivery license agreement, or the Astellas Agreement, with Astellas to develop intravenously administered genomic medicines to treat certain neurodegenerative diseases. Under the Astellas Agreement, we granted a worldwide exclusive license to Astellas to utilize the STAC-BBB capsid for one target, with the right for Astellas to add up to four additional targets after paying us additional licensed target fees.
Under the Astellas Agreement, we have received from Astellas a $20.0 million upfront license payment. In addition, we are eligible to earn up to $1.3 billion in additional licensed target fees and milestone payments across the five potential neurology disease targets under the Astellas Agreement, as well as tiered mid-to-high single digit royalties on the net sales of any resulting products, subject to certain specified reductions and other conditions.

Pfizer Inc. – Giroctocogene Fitelparvovec – Hemophilia A
In May 2017, we entered into an exclusive, global collaboration and license agreement with Pfizer for the research, development and commercialization of giroctocogene fitelparvovec, also known as SB-525, our gene therapy product candidate for hemophilia A, and closely related products, which we amended in December 2019. In December 2024, Pfizer notified us that it will terminate the Collaboration Agreement effective April 2025 due to its decision not to proceed with the BLA and MAA submissions for, or continue to pursue commercialization of, giroctocogene fitelparvovec, or SB-525.
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
For recent updates on giroctocogene fitelparvovec, see “Overview—Product Pipeline—Clinical Programs” above.
Prevail Therapeutics Inc.
In July 2023, we entered into a research evaluation and option agreement with Prevail Therapeutics Inc., a wholly owned subsidiary of Eli Lilly, or Prevail, which granted Prevail rights to evaluate certain proprietary engineered CSF-administered AAV capsids developed by us. Under the agreement, Prevail has an option to obtain an exclusive license to use the capsids for certain neurological targets. If Prevail exercises its option for a target, Prevail would lead and fund all further research, development, manufacturing and commercialization of Prevail products incorporating the licensed capsids for that target.
nChroma Bio
In July 2023, we entered into a research evaluation, option and license agreement with Chroma Medicine (now nChroma Bio), or nChroma, to develop epigenetic medicines leveraging our ZFPs for sequence-specific DNA recognition of targets outside of the CNS. If nChroma exercises its option for a target, nChroma would lead and fund all further research, development, manufacturing, and commercialization of nChroma products incorporating the licensed Sangamo ZFPs for that target.
Alexion Pharmaceuticals, Inc. – ALS and Frontotemporal Lobar Degeneration
We and Pfizer entered into an exclusive, global collaboration and license agreement in December 2017 to develop preclinical genome engineering product candidates that use allele-specific ZF-transcriptional repressors to treat ALS and frontotemporal lobar degeneration, or FTLD, linked to mutations in the C9ORF72 gene. The most frequent genetic cause of ALS is the expansion of hexanucleotide repeats, or G4C2 repeats, in the first intron of the C9ORF72 gene.
In October 2023, Pfizer notified us that it had assigned to Alexion the collaboration and license agreement between Sangamo and Pfizer for the development and commercialization of potential gene therapy products that use ZF-transcriptional regulators, to treat ALS and FTLD linked to mutations of the C9ORF72 gene.
Takeda – Huntington’s Disease
In January 2012, we entered into a collaboration and license agreement with Shire International GmbH, a wholly owned subsidiary of Takeda, which we amended and restated in September 2015, to research, develop and commercialize human therapeutics and diagnostics for monogenic diseases based on our ZF technology. We and Takeda developed genome engineering product candidates to treat Huntington’s Disease that use a ZFR designed to differentially down regulate the mutated disease-causing huntingtin gene, or HTT gene, while preserving the expression of the normal version of the gene. Pursuant to the amended and restated agreement, Takeda has an exclusive, worldwide license to ZF therapeutics for treating Huntington’s disease.
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
INTELLECTUAL PROPERTY
Patents, trade secrets, know-how and licensed technologies are important to our business. Our strategy includes filing, obtaining, maintaining, licensing, and when necessary, defending our patents and patent applications to protect technologies, inventions, and improvements to inventions that we consider important for the research, development, and commercialization of our technologies and our product candidates. We have filed numerous patent applications with the U.S. Patent and Trademark Office, or USPTO, and with patent offices in multiple foreign jurisdictions. Our proprietary intellectual property includes methods relating to the design of ZFPs, Transcription Activator-Like Effector, or TALE, proteins and CRISPR/Cas editing systems, therapeutic applications of genome editing technology, viral vector delivery platforms, enabling technologies related to our platform and the use of genome editing across a variety of applications. We rely on a combination of patents, copyrights, trademarks, proprietary know-how, continuing technological innovations and trade secret protections, as well as confidentiality agreements, materials transfer agreements, research agreements and licensing agreements, to establish and protect our proprietary rights.
In-licensed Technology
We have exclusively licensed in relevant fields certain intellectual property directed to the design, selection, and use of ZFPs and ZFNs for genome editing from academic institutions. Although no individual in-license is material to our overall protection of our ZFP and ZFN platforms, we believe that these in-licenses, in combination with our own know-how, patent applications and patents, may help protect us from unauthorized third parties who might try to copy or use our products or technologies.
Our Intellectual Property
In addition to our in-licensed patent portfolio, we have numerous issued patents and pending patent applications comprising approximately 140 patent families that are directed to the design, compositions and uses of ZFPs, ZFNs, ZF-transcriptional factors, TALE proteins and CRISPR/Cas editing systems, viral vector delivery platforms, and other technologies related to our programs.
Given our over two-decade history with zinc finger technology, some of the earliest zinc finger patents in our portfolio began expiring in 2015. However, we have continued to build on this patent portfolio and have been issued additional patents and have applications pending that provide protection for our ZF technology, therapeutic programs, modular integrase and capsid delivery technologies. Additionally, patents that may be issued from our pending applications will extend the patent exclusivity of our patent estate.
We believe that our in-licensed and our owned patents and patent applications, in combination with our know-how and trade secrets, in the aggregate, will provide us with substantial protection of and exclusivity around the commercial development of our gene therapy and genome engineering programs. In this regard, patents issued to us, applied for by us, or exclusively and non-exclusively licensed to us, cover our commercially relevant technologies, including the following types of inventions, processes and products:
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
•Nuclease Therapeutics (multiple patents issued with expected expiration dates ranging from 2031 to 2036, absent any PTA, PTE or disclaimers): These patents cover inventions including treatments for hemophilia inherited metabolic diseases, genome editing, Parkinson’s Disease, regulation of the expression of PD1; Immunomodulatory therapeutics; CNS disease; Modified T cells, including HLA knock out and methods of editing stem cells (see, e.g., US10081661, US10143760); and
•Capsid Delivery Technologies (one patent issued with expected expiration date in 2040, absent any PTA, PTE or disclaimers): This patent covers novel AAV capsid sequences for the delivery of genome engineering molecules and gene therapy molecules and describes related capsid engineering and screening inventions/technologies (see, e.g., US11981967).
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
In the future, third parties may assert patent, copyright, trademark, and other intellectual property rights to technologies that are important to our business. The outcome following any potential legal assertions of infringement, invalidity and unenforceability is unpredictable. Any claims asserting that our products infringe or may infringe proprietary rights of third parties, if determined adversely to us, could significantly harm our business. See “Risk Factors—Risks Relating to Our Intellectual Property”
COMPETITION
We and our biopharmaceutical collaborators are leaders in the research and development of gene therapies, cell therapies and genome engineering therapies using ZF DNA-binding proteins.
We are aware of several other companies focused on other methods for editing genes and regulating gene expression and a limited number of commercial and academic groups pursuing the development of ZF genome engineering technologies. The fields of gene therapy and genome engineering are highly competitive, and we expect competition to persist and intensify in the future from a number of different sources, including other biopharmaceutical companies; academic and research institutions; and government agencies that will seek to develop ZFs as well as technologies that will compete with our ZF technology platform, such as TALE proteins and the CRISPR-Cas editing system.
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
•Gene therapy companies developing gene-based products in clinical trials such as BioMarin Pharmaceutical, Inc., F. Hoffman-LaRoche Ltd. through their wholly owned subsidiary Spark Therapeutics, Spur Therapeutics Limited, Exegenesis Bio Co. and 4D Molecular Therapeutics, Inc. and numerous other gene therapy companies.
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

MANUFACTURING
We are substantially reliant on external partners to manufacture preclinical and clinical supply for our neurology portfolio. We operate in-house analytical and process development capabilities.
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
We currently leverage a distinct manufacturing platform for AAV vector production for our genome engineering and gene therapy product candidates. We use both a commercial scale insect-based baculovirus manufacturing platform and a clinical scale HEK293 mammalian platform to manufacture our various AAV vectors for genome editing and gene therapy, with each AAV vector packaging a different transgene specific to the target indication or ZFN.
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

In the EU, clinical trials are governed by the Clinical Trials Regulation (EU) No 536/2014, or the CTR, which entered into application on January 31, 2022. The CTR is intended to harmonize and streamline CTAs, simplify adverse-event reporting procedures, improve the supervision of clinical trials and increase clinical trial transparency. Specifically, the CTR, which is directly applicable in all EU Member States, introduces a streamlined application procedure through a single-entry point, the Clinical Trials Information System, or CTIS, a single set of documents to be prepared and submitted for the application, as well as simplified reporting procedures for clinical trial sponsors. A harmonized procedure for the assessment of applications for clinical trials has been introduced and is divided into two parts. Part I assessment is led by the competent authorities of a reference Member State selected by the trial sponsor and relates to clinical trial aspects that are considered to be scientifically harmonized across EU Member States. This assessment is then submitted to the competent authorities of all the concerned Member States in which the trial is to be conducted for their review. Part II is assessed separately by the competent authorities and ethics committees in each concerned EU Member State. Individual EU Member States retain the power to authorize the conduct of clinical trials in their territory. All ongoing trials are now subject to the provisions of the CTR.
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
The conduct of clinical trials should follow the approved clinical trial protocol, informed consents requirements, including patient informed consents, procedures and controls designed and approved for such studies, accepted standard medical and scientific research procedures and be conducted in accordance with the relevant principles of GCP and all applicable laws and regulations. Gene therapy medicinal products are in addition subject to the rules of GCP for ATMPs, which outline specific additional safeguards and requirements. Record retention requirements are increased for ATMPs as there are relevant long term follow-up and human safety and traceability requirements.
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
Orphan and RMAT Designation; Accelerated Approval
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
Accelerated Approval may be granted for products that are intended to treat a serious or life-threatening condition and that provide a meaningful therapeutic advantage to patients over existing treatments. A product eligible for Accelerated Approval may be approved on the basis of either a surrogate endpoint that is reasonably likely to predict clinical benefit, or on a clinical endpoint that can be measured earlier than irreversible morbidity or mortality, that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit, taking into account the severity, rarity or prevalence of the condition and the availability or lack of alternative treatments. In clinical trials, a surrogate endpoint is a measurement of laboratory or clinical signs of a disease or condition that substitutes for a direct measurement of how a patient feels, functions or survives. The Accelerated Approval pathway may be contingent on a sponsor’s agreement to complete ongoing longer term studies or conduct additional post-approval confirmatory studies to verify and describe the product’s clinical benefit, and upon submission of such data satisfying the contingency, the BLA is given full approval. Confirmatory data must be provided with due diligence. Failure to confirm a clinical benefit would allow the FDA to withdraw the product from the market on an expedited basis. All promotional materials for products that receive Accelerated Approval are subject to prior review by the FDA.
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
Regulation of Our Operations
Although we currently do not have any products on the market, we may be subject to healthcare regulation and enforcement by the federal government and by authorities in the states and foreign jurisdictions in which we conduct our business. Such laws may include, without limitation:
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
•analogous state and foreign laws and regulations, such as state and foreign anti-kickback and false claims laws, may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third-party payors, including private insurers; some state and foreign laws require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the government, require drug manufacturers to report information related to payments and other transfers of value to other healthcare providers and healthcare entities, marketing expenditures; or drug pricing; and/or ensure the registration of sales personnel; and
•state and foreign laws govern the privacy and security of health information in specified circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.
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
Healthcare Reform
The U.S. and some foreign jurisdictions are considering enacting or have enacted a number of additional legislative and regulatory proposals to change the healthcare system in ways that could affect our ability to sell our product candidates profitably, if approved. Among policy makers and payors in the United States and elsewhere, there is significant interest in promoting changes in healthcare systems with the stated goals of containing healthcare costs, improving quality and expanding access. In the United States, the pharmaceutical industry has been a particular focus of these efforts, which include major legislative initiatives, such as the Patient Protection and Affordable Care Act of 2010, as amended by the Health Care and Education Reconciliation Act of 2010, or collectively, the ACA, to reduce the cost of care through changes in the healthcare system, including limits on the pricing, coverage, and reimbursement of pharmaceutical and biopharmaceutical products, especially under government-funded health care programs, and increased governmental control of drug pricing.
There have been amendments and legal and political challenges to certain aspects of the ACA, as well as efforts to repeal or replace certain aspects of the ACA. For example, on August 16, 2022, the Inflation Reduction Act of 2022, or the IRA, was signed into law, which among other things, extends enhanced subsidies for individuals purchasing health insurance coverage in ACA marketplaces through plan year 2025. The IRA also eliminates the “donut hole” under the Medicare Part D program beginning in 2025 by significantly lowering the beneficiary maximum out-of-pocket cost through a newly established manufacturer discount program. It is possible that the ACA will be subject to additional challenges in the future. It is unclear how additional challenges and the healthcare reform measures of the second Trump administration will impact the ACA.
Other legislative changes have been proposed and adopted in the United States since the ACA was enacted. These changes include aggregate reductions of Medicare payments to providers of 2% per fiscal year, which went into effect in April 2013, and, due to subsequent legislative amendments to the statute, will remain in effect through 2032 unless additional Congressional action is taken. Additionally, on March 11, 2021, the American Rescue Plan Act of 2021 was signed into law, which eliminated the statutory Medicaid drug rebate cap, previously set at 100% of a drug’s average manufacturer price, for single source and innovator multiple source drugs, effective January 1, 2024. Further, additional health reform measures may be implemented in the future, particularly in light of the recent U.S. Presidential and Congressional elections.
Legislative and regulatory proposals have been made to expand post-approval requirements and restrict sales and promotional activities for drugs. For example, the IRA, among other things, (1) directs the U.S. Department of Health and Human Services, or HHS to negotiate the price of certain high-expenditure single-source biologics that have been on the market for at least 11 years covered under Medicare, or the Medicare Drug Price Negotiation Program, and (2) imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation. These provisions began to take effect progressively in fiscal year 2023, although the Medicare Drug Price Negotiation Program is currently subject to legal challenges. On August 15, 2024, HHS announced the agreed-upon prices of the first ten drugs that were subject to price negotiations, which take effect in January 2026. On January 17, 2025, HHS selected 15 additional products covered under Part D for price negotiation in 2025. Each year thereafter, more Part B and Part D products will become subject to the Medicare Drug Price Negotiation Program. On December 8, 2023, the National Institute of Standards and Technology published for comment a Draft Interagency Guidance Framework for Considering the Exercise of March-In Rights, which for the first time includes the price of a product as one factor an agency can use when deciding to exercise march-in rights. While march-in rights have not previously been exercised, it is uncertain if that will continue under the new framework. It is unclear whether these or similar policy initiatives will be implemented in the future.
The current Trump administration is pursuing policies to reduce regulations and expenditures across government including at HHS, the FDA, the Centers for Medicare & Medicaid Services, or CMS, and related agencies. These actions, presently directed by executive orders or memoranda from the Office of Management and Budget, may propose policy changes that create additional uncertainty for our business. These actions may, for example, include directives to reduce agency workforce, rescinding a Biden administration executive order tasking the Center for Medicare and Medicaid Innovation, or CMMI, to consider new payment and healthcare models to limit drug spending and eliminating the Biden administration’s executive order that directed HHS to establishing an AI task force and developing a strategic plan. Additionally, in its June 2024 decision in Loper Bright Enterprises v. Raimondo, Loper Bright, the U.S. Supreme Court overturned the longstanding Chevron doctrine, under which courts were required to give deference to regulatory agencies’ reasonable interpretations of ambiguous federal statutes. The Loper Bright decision could result in additional legal challenges to current regulations and guidance issued by federal agencies applicable to our operations, including those issued by the FDA. Congress may introduce and ultimately pass health care related legislation that could impact the drug approval process and make changes to the Medicare Drug Price Negotiation Program created under the IRA.
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
Pricing, Coverage and Reimbursement
Pricing and reimbursement of a therapeutic product will largely determine the affordability of the product, and whether the product is prescribed and supplied to patients and private insurance companies may take into account government reimbursement methodologies. Due to these proposed and enacted laws, as well as other actions, significant uncertainty exists as to the coverage and reimbursement status of any product candidates for which we obtain regulatory approval, particularly for novel products. In both domestic and foreign markets, sales and reimbursement of any approved products will depend, in part, on the extent to which third-party payors, such as government health programs, commercial insurance and managed healthcare organizations provide coverage, and establish adequate reimbursement levels, for such products. Third-party payors are increasingly challenging the prices charged for medical products and services and imposing controls to manage costs. Third-party payors may limit coverage to specific products on an approved list, also known as a formulary, which might not include all of the FDA-approved products for a particular indication. Additionally, we may need to conduct expensive pharmacoeconomic studies in order to demonstrate the cost-effectiveness of our products. If third-party payors do not consider our products to be cost-effective compared to other therapies, these payors may not cover our products after approved as a benefit under their plans or, if they do, the level of reimbursement may not be sufficient to allow us to sell our products on a profitable basis. Further, coverage policies and third-party reimbursement rates may change at any time. Even if favorable coverage and reimbursement status is attained for one or more products for which we receive regulatory approval, less favorable coverage policies and reimbursement rates may be implemented in the future.
In the EU, pricing and reimbursement schemes vary widely from country to country. The EU provides options for its Member States to restrict the range of products for which their national health insurance systems provide reimbursement and to control the prices of medicinal products for human use. EU Member States may approve a specific price for a product, or they may instead adopt a system of direct or indirect controls on the profitability of the company placing the product on the market. Other EU Member States allow companies to fix their own prices for products but monitor and control prescription volumes and issue guidance to physicians to limit prescriptions. Recently, many countries in the EU have increased the amount of discounts required on pharmaceuticals and these efforts could continue as countries attempt to manage healthcare expenditures. Some countries may also require the completion of additional studies that compare the cost-effectiveness of a particular product candidate to currently available therapies (so called health technology assessments) in order to obtain reimbursement or pricing approval. The Health Technology Assessment, or HTA, process is the procedure according to which the assessment of the public health impact, therapeutic impact and the economic and societal impact of use of a given medicinal product in the national healthcare systems of the individual country is conducted. The outcome of HTA regarding specific medicinal products will often influence the pricing and reimbursement status granted to these medicinal products by the competent authorities of individual EU Member States. In December 2021, Regulation No 2021/2282 on Health Technology Assessment (“HTA”) Regulation, was adopted in the EU. The HTA Regulation is intended to boost cooperation among Member States in assessing health technologies, including new medicinal products, and providing the basis for cooperation at level of the EU for joint clinical assessments in these areas. The HTA Regulation has applied from January 12, 2025 although it will enter into force iteratively and initially apply to new active substances to treat cancer and to all advanced therapy medicinal products (ATMPs), it will then be expanded to orphan medicinal products in January 2028, and to all centrally authorized medicinal products as of 2030. Selected high-risk medical devices will also be assessed under the HTA Regulation as of 2026. The HTA Regulation is intended to harmonize the clinical benefit assessment of HTA across the EU. Pricing and reimbursement decisions, based on these assessments, remain the responsibility of individual Member States. See “Risk Factors—Even if we are able to commercialize any approved products, such products may not receive coverage and adequate reimbursement from third-party payors in the United States and in other countries in which we seek to commercialize them, which could harm our business.”

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
Privacy and Cybersecurity Regulation
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
The collection, use, disclosure, transfer or other processing of personal data regarding individuals in the EEA and U.K., including personal health data, is subject to the EU GDPR, and U.K. GDPR, or collectively the GDPR, as applicable. The GDPR, which is wide-ranging in scope, imposes several requirements on us relating to, among other things, the control over personal data by individuals to whom the personal data relates, notice we must provide to individuals regarding our processing of their personal data, the documentation we must maintain, the security and confidentiality of the personal data, data breach notification, and the use of third-party processors in connection with the processing of personal data. The GDPR also imposes strict rules on the transfer of personal data to countries that the European Commission does not consider to provide an adequate level of privacy and data security (including the United States). The GDPR authorizes the imposition of large penalties and other corrective actions for noncompliance, including potential fines of up to €20 million (£17.5 million) or 4% of the annual global revenue of the noncompliant company, whichever is greater, temporary or definitive bans on data processing and other corrective actions or private litigation related to processing of personal data brought by classes of data subjects or consumer protection organizations authorized at law to represent their interests. The GDPR requirements related to international data transfers apply not only to third-party transactions, but also to transfers of information between us and our subsidiaries such as Sangamo France, including employee information. The GDPR has increased our responsibility and potential liability in relation to personal data that we process, particularly in light of our acquisition of Sangamo France, and we may be required to put in place additional mechanisms to ensure compliance with the GDPR, which could divert management’s attention and increase our cost of doing business.
In the EU, the Network and Information Security Directive, or NIS2, which entered into force in January 2023, aims to improve the resilience and incident response capabilities of entities operating in a number of sectors, including the health sector. As a Directive, NIS2 does not automatically have legal force throughout every Member State, instead NIS2 had to be transposed into the national laws of each Member State by October 17, 2024. Non-compliance with NIS2 may result in administrative fines of a maximum of €10 million or up to 2% of the total worldwide turnover of the preceding financial year.
In the United States, federal, state and local governments have enacted numerous privacy and data security laws, including laws on data breach notification, personal data privacy and consumer protection. For example, the CCPA applies to personal data of consumers, business representatives and employees who are California residents and requires businesses to provide detailed disclosures in privacy notices and honor requests of California residents to exercise certain privacy rights related to their personal data. The CCPA provides for civil penalties of up to $7,500 per intentional violation and allows private litigants affected by certain data breaches to recover significant statutory damages. Although the CCPA (like other U.S. comprehensive privacy laws) exempts some data processed in the context of clinical trials, the CCPA may increase compliance efforts and costs and potential liability with respect to other personal data we may maintain about California residents. Similar laws have been enacted or proposed by several other states, as well as at the federal and local levels. These laws may further complicate compliance efforts, and may increase legal risk and compliance costs for us and the third parties upon whom we rely.
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
HUMAN CAPITAL MANAGEMENT
Our Mission and Our Employees
At Sangamo, we are committed to translating ground-breaking science into genomic medicines that transform patients’ lives. We are a passionate group of biotechnology professionals with years of experience and technical expertise, committed to developing best-in-class genomic medicines. We embrace collaboration, discipline and efficiency while welcoming fresh ideas and stimulating personal development. We encourage and embrace an inclusive culture and believe it enhances our work towards one common goal: to transform the lives of the patients we aim to serve.
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
◦We are a company where individuals from all backgrounds can flourish, grow and develop their expertise while bringing their authentic selves to work.

◦We feel connected to our local communities, the environment in which we live and the patient communities we serve.
◦We come together to understand our scientific learnings and progress the evolution of our business.
◦We are committed to nurturing diverse and inclusive environments to advance healthcare equity.
Our Management of Human Capital
Our human resource function focuses on the attraction and recruitment of candidates, leadership training and development, total rewards packages consisting of compensation and benefits, and employee engagement and retention. As of December 31, 2024, our global human resource function comprised six full time human resource professionals.
As of December 31, 2024, we had 183 full time employees located in the United States, France, Germany and the United Kingdom. Of these employees, 176 were located in the United States, primarily in the San Francisco Bay Area, three were located in Valbonne, France and the remaining four were located in Germany and the United Kingdom. On March 1, 2024, our Board of Directors approved a wind-down of our French research and development activities and a corresponding reduction in workforce, which was completed as of January 3, 2025.
Of the 183 full time employees, 83 were primarily engaged in research and development activities, 49 were primarily engaged in technical operations and manufacturing and 51 were primarily engaged in general and administrative activities. We also engage the services of independent contractors and consultants as needed for special or temporary projects or specific expertise.
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
Our leaders work closely with managers and employees to understand and shape our culture and work dynamics to identify areas of focus that will increase overall employee engagement.
The following graphs represent the composition of employees at Sangamo as of December 31, 2024:

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
Properties
Sangamo is headquartered in Richmond, California, and has an additional facility in Brisbane, California. We closed our facility in Valbonne, France at the end of 2024 and are in the process of closing our facility in Brisbane, California.
Trademarks and Tradenames
BETTER THERAPEUTICS BY DESIGN is a registered trademark in the United States and SANGAMO is a registered trademark in Australia, Canada, the European Union and the United Kingdom. SANGAMO THERAPEUTICS and SANGAMO THERAPEUTICS Design are registered trademarks in Australia, Canada, the European Union, Japan and the United Kingdom. They have been allowed, but are not yet registered, in the United States. The trademarks UNIVERSAL GENE RECOGNITION, UNIVERSAL GENETOOLS and ZFP THERAPEUTIC are registered in Canada. All other trademarks or trade names referred to in this Annual Report on Form 10-K are the property of their respective owners.
Company Information
We were incorporated in June 1995 in the state of Delaware and in January 2017, we changed our name from “Sangamo BioSciences, Inc.” to “Sangamo Therapeutics, Inc.” Our principal executive offices are located at 501 Canal Blvd., Richmond, California 94804. Our telephone number is (510) 970-6000.
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
Risks Relating to our Finances
We have historically incurred significant operating losses since inception and anticipate continued losses for the foreseeable future. We may never become profitable.
We have a history of recurring net losses, including $97.9 million and $257.8 million for the years ended December 31, 2024 and 2023, respectively, and we have otherwise generated operating losses since we began operations in 1995. The extent of our future losses and the timing of profitability are uncertain, and we expect to incur losses for the foreseeable future. We have been engaged in developing our ZF technology since inception, which has and will continue to require significant research and development expenditures. To date, we have generated our funding from issuance of equity securities, revenues derived from collaboration agreements, licenses to our capsid technology, other strategic partnerships in non-therapeutic applications of our technology, federal government research grants and grants awarded by research foundations. We expect to continue to incur additional operating losses for the next several years as we continue, subject to our ability to raise substantial additional capital, to develop our preclinical core neurology therapeutic programs and capsid engineering platform. If the time required to generate significant product revenues and achieve profitability is longer than we currently anticipate or if we are unable to generate liquidity through equity financing or other sources of funding, we may be forced to further curtail or suspend, or entirely cease, our operations.
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
We have incurred significant operating losses and negative operating cash flows since inception and have not achieved profitability. Based on our current operating plan, which includes our estimates that our cash and cash equivalents as of December 31, 2024, together with $10.1 million generated through our at-the-market offering program in 2025 and the $5.0 million payment expected from Pfizer by the end of March 2025, we expect to meet our liquidity requirements only into the middle of the second quarter of 2025. Our financial position raises substantial doubt about our ability to continue to operate as a going concern. Our ability to continue to operate as a going concern is dependent upon our ability to raise substantial additional capital to fund our operations and support our research and development endeavors, including to progress our preclinical and clinical programs as described in this Annual Report on Form 10-K. In this regard, we have been seeking, and continue to actively seek substantial additional capital, including through public or private equity or debt financing, royalty financing or other sources, such as strategic collaborations and other direct investments in our programs. Additional capital may not be available on acceptable terms or at all. In particular, the perception of our ability to continue to operate as a going concern may make it more difficult to obtain financing for the continuation of our operations, particularly in light of currently challenging macroeconomic and market conditions. Further, we may be unable to attract new investments as a result of the speculative nature of our newly reprioritized core neurology preclinical programs and the absence of partners to progress our more advanced clinical-stage programs. In particular, if we are not able to secure a commercialization partner for our Fabry disease program in the near term, our ability to raise additional capital needed to support our operations will be substantially impaired. If adequate funds are not available to us on a timely basis, or at all, we will be required to take additional actions to address our liquidity needs, including additional cost reduction measures such as further reducing operating expenses and delaying, reducing the scope of, discontinuing or altering our research and development activities, which would have a material adverse effect on our business and prospects, or we may be required to cease operations entirely, liquidate all or a portion of our assets, and/or seek protection under the U.S. Bankruptcy Code, and you may lose all or part of your investment. We have explored, and will continue to explore, whether filing for bankruptcy protection is in the best interest of our company and our stakeholders.
In April 2023, we announced a restructuring of operations and a reduction in force and a significant reduction in our internal manufacturing and allogeneic research footprints in California, or the April 2023 Restructuring, and in November 2023, we announced a further restructuring of operations and reduction in force, or the November 2023 Restructuring, including a strategic transformation to focus resources on our proprietary neurology-focused epigenetic regulation programs and AAV capsid delivery technology and move all U.S. operations, including our headquarters, to our Richmond, California facility. On March 1, 2024, our board of directors approved the wind-down of our research and development activities in France and closure of our facility in Valbonne, France, or the France Restructuring. While the April 2023 Restructuring was completed in the third quarter of 2024 and the France Restructuring was substantially completed in the fourth quarter of 2024, we expect the November 2023 Restructuring to be completed in the near future, we may also incur other cash expenses or charges not currently contemplated or estimable due to events that may occur as a result of, or associated with, the November 2023 restructuring. In addition, we may not achieve the expected benefits of these cost reduction measures and other cost reduction plans on the anticipated timeline, or at all, or we may use our available capital more quickly than we expect, which could otherwise accelerate our liquidity needs and could force us to further curtail or suspend, or entirely cease, our operations.
Moreover, we have historically relied in part on collaboration partners to provide funding for and otherwise advance our preclinical and clinical programs. However, in June 2023, our collaboration agreements with Biogen and Novartis terminated, our collaboration agreement with Kite expired pursuant to its terms in April 2024, and in December 2024, Pfizer notified us of its termination for convenience, effective April 21, 2025, of its collaboration agreement with us. Further, while we may identify new collaboration partners who can progress some of the programs that were the subject of these collaborations, as well as our Fabry disease program, STAC-BBB capsid and modular integrase platform, we have not yet been, and may never be, successful in doing so in a timely manner, or on acceptable terms or at all, and we may otherwise fail to raise sufficient additional capital in order to progress these and our other programs ourselves, in which case, we will not receive any return on our investments in these programs. Although we have received $50.0 million in upfront license fees and milestone payments and are eligible to earn future development and commercial milestone payments in connection with our license agreement with Genentech and we also received $20.0 million in an upfront license fee and are eligible to earn future additional licensed target fees and milestone payments in connection with our license agreement with Astellas, we may never receive any further payments under either agreement. In any event, we need substantial additional funding in order to advance our core neurology programs, including to make planned regulatory submissions and commence planned clinical trials as described in this Annual Report, as well as our Fabry disease and hemophilia A programs, capsid engineering efforts and modular integrase platform, and to otherwise execute on our current operating plan.
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
In addition, as we focus our efforts on proprietary human therapeutics, we will need to seek regulatory approvals of our product candidates from the FDA or other comparable foreign regulatory authorities, a process that could cost in excess of hundreds of millions of dollars per product. We may experience difficulties in accessing the capital markets due to external factors beyond our control, such as volatility in the equity markets for emerging biotechnology companies and general economic and market conditions both in the United States and abroad. In particular, our ability to raise the substantial additional capital we need in order to fund our business may be adversely impacted by global economic conditions and disruptions to and volatility in the credit and financial markets in the United States and worldwide, such as has been experienced recently, including as a result of the imposition of tariffs and escalating trade tensions. We cannot be certain that we will be able to obtain financing on terms acceptable to us, or at all. Our failure to obtain adequate and timely funding will adversely affect our ability to continue to operate as a going concern and our ability to develop our technology and products candidates, and we may be required to cease operations.
If we seek to reorganize under the U.S. Bankruptcy Code, our future operations are uncertain, and such reorganization could be unsuccessful and/or result in no recovery for holders of our common stock. If we are unable to successfully reorganize, we may be forced to pursue a liquidation of some or all of our assets.
Based on our current operating plan we expect to meet our liquidity requirements only into the middle of the second quarter of 2025. We continue to actively seek substantial additional capital, including through public or private equity or debt financing, royalty financing or other sources, such as strategic collaborations and other direct investments in our programs. We have explored, and will continue to explore, whether filing for bankruptcy protection is in the best interest of our company and our stakeholders. In the event we file for relief under the U.S. Bankruptcy Code, our operations, our ability to develop our product candidates and execute on our operating plan, and our ability to continue as a going concern will be subject to the risks and uncertainties associated with bankruptcy proceedings, including, among others: our ability to execute, confirm and consummate a plan of reorganization; the additional, significant costs of bankruptcy proceedings and related fees; our ability to obtain sufficient financing to allow us to emerge from bankruptcy and execute our business plan thereafter, and our ability to comply with terms and conditions of any such financing; our ability to continue our operations in the ordinary course; our ability to maintain our relationships with our collaborators, counterparties, employees and other third parties; our ability to obtain, maintain or renew contracts that are critical to our operations on reasonably acceptable terms and conditions or at all; our ability to attract, motivate and retain key employees; the ability of third parties to use certain provisions of the U.S. Bankruptcy Code to terminate contracts without first seeking Bankruptcy Court approval; the ability of third parties to seek and obtain court approval to terminate or shorten the exclusivity period for us to propose and confirm a plan of reorganization, to appoint a trustee, or to convert a proceeding under Chapter 11 of the U.S. Bankruptcy Code to a proceeding under Chapter 7 of the U.S. Bankruptcy Code; and the actions and decisions of our stakeholders and other third parties who have interests in our bankruptcy proceedings that may be inconsistent with our operational and strategic plans. Any delays in our bankruptcy proceedings would increase the risks that we may not be able to reorganize our business and emerge from bankruptcy proceedings and may increase our costs associated with the bankruptcy process or result in prolonged operational disruption. In addition, we would need the prior approval of the Bankruptcy Court for transactions outside the ordinary course of business during the course of any bankruptcy proceedings, which may limit our ability to respond timely to certain events or take advantage of certain opportunities. Because of the risks and uncertainties associated with any bankruptcy proceedings, we cannot accurately predict or quantify the ultimate impact of events that could occur during any such proceedings. There can be no guarantees that if we seek protection under the U.S. Bankruptcy Code, we will emerge from any such proceedings as a going concern or that holders of our common stock will receive any recovery from any bankruptcy proceedings.

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
We evaluate the carrying value of long-lived assets, which include property and equipment, leasehold improvements and right-of-use assets, for impairment whenever events or changes in circumstances indicate that the carrying amounts of the asset may not be fully recoverable. Factors that may indicate potential impairment and trigger an impairment test include, but are not limited to, general macroeconomic conditions, conditions specific to the industry and market, an adverse change in legal factors, business climate or operational performance of the business, and sustained decline in our stock price and market capitalization compared to the net book value. During the years ended December 31, 2024 and 2023, we recognized impairment charges of $5.5 million and $155.0 million, respectively. We have fully impaired our goodwill and indefinite-lived intangible assets in 2023 and have significantly impaired our long-lived assets in both 2023 and 2024. We will continue to assess whether our long-lived assets are impaired in future periods. We have completed the wind-down of our France research and development activities and corresponding reduction in force of all France employees, and expect to close our Brisbane, California facility in the near future, and we have recognized related impairments in both 2023 and 2024. It is reasonably possible that additional impairment charges will be recognized, for example, if sublease rates of leased facilities are less than those estimated. For additional information regarding these impairment charges, see Note 5 – Impairment of Goodwill, Indefinite-lived Intangible Assets and Long-lived Assets and Write-Down of Assets Held For Sale in the accompanying notes to the Consolidated Financial Statements included in Part II, Item 8, “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.
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
Although a certain amount of our federal net operating loss carryforwards carry forward indefinitely (but are subject to a percentage limitation), a significant amount of our federal and all of our state net operating loss carryforwards will begin to expire, if not utilized, beginning in 2025 and 2029, respectively. The net operating loss carryforwards subject to expiration could expire unused and be unavailable to offset future income tax liabilities. In addition, under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, and corresponding provisions of state law, if a corporation undergoes an “ownership change,” which is generally defined as a greater than 50 percentage point change in its equity ownership value over a three-year period, the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes to offset its post-change income or taxes may be limited. We have experienced an ownership change in the past and we may also experience additional ownership changes in the future as a result of subsequent shifts in our stock ownership, some of which may be outside of our control. If an ownership change occurs and our ability to use our net operating loss carryforwards is materially limited, it would harm our future operating results by effectively increasing our future tax obligations. In addition, at the state level, there may be periods during which the use of net operating loss carryforwards is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed. For example, California recently enacted legislation that, with certain exceptions, suspends the ability to use California net operating loss carryforwards to offset California income and limits the ability to use California business tax credits to offset California taxes, for taxable years beginning after 2023 and before 2027. As a result, if we earn net taxable income, we may be unable to use all or a material portion of our net operating loss carryforwards and other tax attributes, which could potentially result in increased future tax liability to us and adversely affect our future cash flows.
Risks Relating to Research, Development, Regulatory Approval and Commercialization of Our Product Candidates and Technologies
We are a biotechnology company with no approved products or product revenues. Our success depends substantially on results of preclinical studies and clinical trials demonstrating safety and efficacy of our product candidates to the satisfaction of applicable regulatory authorities. Obtaining positive clinical trial results and regulatory approvals is expensive, lengthy, challenging and unpredictable and may never occur for any product candidates.
We are a biotechnology company with no approved products or product revenues. Since our strategic reprioritization in 2023, we have focused substantially all of our efforts on our core preclinical neurology programs. As a result, we may find that we reduce spending and resources on product candidates or indications that later prove to have greater commercial potential than our core preclinical neurology programs. Our spending on current and future research and development programs may not yield any commercially viable products.
Should we be successful in raising additional funds necessary to execute our operating plan and to continue to operate as a going concern, we anticipate initiating clinical trials in the future on our product candidates if our preclinical studies are supportive. We are and will be substantially dependent on the results of our preclinical studies and subsequent clinical trials, and there is no guarantee that final results of clinical trials conducted on our product candidates now or in the future will demonstrate the safety and efficacy of any of our product candidates. In addition, none of our product candidates has obtained regulatory approval. Obtaining positive clinical trial results and regulatory approvals is expensive, lengthy, challenging and unpredictable and may never occur for any of our product candidates. If we fail to obtain positive results from our preclinical studies and subsequent clinical trials and regulatory approvals for our product candidates, our anticipated revenues from our product candidates and our prospects for profitability would be adversely affected, which would likely cause the market price of our common stock to significantly decline.
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
•delays or interruptions in recruiting, screening and enrolling suitable patients to participate in our clinical trials and dosing enrolled patients;
•the imposition of clinical holds by regulatory authorities on our clinical trials or those of our collaborators;
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
We have not yet reached agreement with regulatory authorities on the complete development pathway for certain product candidates, and such authorities have the ability to change decisions or guidance with respect to approvable endpoints, particularly as the technology continues to develop in these areas. For example, we are aware of another company developing a gene therapy to treat hemophilia A that the FDA recommended complete its Phase 3 study and submit two-year follow-up safety and efficacy data on all study participants notwithstanding the company’s contention that it and the FDA had previously agreed on the extent of data necessary to support a BLA. While we and Pfizer announced pivotal data readouts for our Phase 3 AFFINE trial based on full analyses of all study participants, when the first 50 patients were twelve months past reaching a steady-state of FVIII expression, the FDA or other comparable foreign regulatory authorities could determine that we need to follow patients for longer than expected to generate the required data or make other modifications to the trial, or to conduct additional studies, which could negatively impact the ability to complete the trial and seek regulatory approvals for giroctocogene fitelparvovec, which could in turn materially and adversely affect its competitive position and commercial viability and therefore our business, prospects and market price of our stock.
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
Even if a product candidate successfully obtains approval from the FDA or comparable foreign regulatory authorities, any approval might contain significant limitations related to use restrictions for specified age groups, warnings, precautions or contraindications, or may be subject to burdensome post-approval study or risk management requirements. Also, any regulatory approval of our product candidates, once obtained, may be withdrawn, varied or suspended. If we are unable to obtain and maintain regulatory approvals for our product candidates in one or more jurisdictions, or if any approval contains significant limitations, we would not be able to generate anticipated revenues and may struggle to become profitable, which would have an adverse effect on our business operations and financial condition.
Our core preclinical neurology programs, which are the current focus of our research and development efforts, are in the early stages. We may encounter difficulties in advancing product candidates from research programs to preclinical and clinical development and may fail to capitalize on product candidates with a greater commercial opportunity or for which there is a greater likelihood of success.
Our core preclinical neurology programs, which are the current focus of our research and development efforts, are in the early stages of development. We intend to advance our core neurology program product candidates from research programs through preclinical development and to submit new INDs, applications for clinical trial approval and equivalent filings in other jurisdictions necessary to conduct human clinical trials evaluating our product candidates. While the FDA cleared our IND application for ST-503 for the treatment of intractable pain due to idiopathic small fiber neuropathy in November 2024 and we expect to commence the Phase 1/2 clinical study in mid-2025, subject to our receipt of substantial additional capital, we have not yet demonstrated our ability to successfully commence any clinical trials of any product candidates from our core preclinical neurology programs. The preparation and submission of applications to conduct clinical trials require us to conduct rigorous and time-consuming preclinical testing and studies and prepare documentation relating to, among other things, the toxicity, safety, manufacturing, chemistry and clinical protocols of our product candidates. We may experience unforeseen difficulties that could delay or otherwise prevent us from executing this strategy successfully. For example, we may encounter problems in the manufacturing of a product candidate and may fail to demonstrate consistency in the formulation of a product candidate. Our preclinical tests may produce negative or inconclusive results, which may lead us to decide, or which may lead regulators to require us, to conduct additional preclinical testing. If we cannot obtain positive results in preclinical testing, we may decide to abandon a product candidate altogether. In addition, our ability to complete and submit such applications to conduct clinical trials may depend on the support of collaborators and the timely performance of their obligations under relevant collaboration agreements. If our collaborators are not able to perform such obligations or if they choose to slow down or delay the development of a product candidate, we may not be able to submit the clinical trial applications on a timely basis or at all. Furthermore, the submission of applications to conduct clinical trials involves significant cost and labor, and we may not have sufficient resources and personnel to complete the filing of all intended applications, which may force us to scale back the number of applications or forego potential applications that we believe are promising. Any delay, suspension or reduction of our efforts to pursue our preclinical and clinical development strategy could have an adverse effect on our business and cause the market price of our common stock to decline.

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
From time to time, we have and may in the future publish or report preliminary, initial or interim data. Preliminary, initial or interim data from our clinical trials and those of our collaborators may not be indicative of the final results of the trial and are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and/or more patient data become available. In this regard, such data may show initial evidence of clinical benefit, but as patients continue to be followed and more patient data becomes available, there is a risk that any therapeutic effects will not be durable in patients and/or will decrease over time, or cease entirely. Preliminary, initial or interim data also remain subject to audit and verification procedures that may result in the final data being materially different from such preliminary, initial or interim data. As a result, preliminary, initial or interim data should be considered carefully and with caution until the final data are available. For example, there can be no assurance that the FVIII levels shown in the updated data announced in December 2024 by Pfizer and us from the Phase 3 AFFINE clinical trial of giroctocogene fitelparvovec will persist in future follow-up or any other data from the Phase 1/2 Alta study or the Phase 3 AFFINE clinical trial. Mean FVIII levels shown in the Phase 3 AFFINE clinical trial, after an initial peak, have tended to fall to lower levels post peak and then stabilize. We cannot anticipate whether and to what extent this trend will continue downward over time. For this reason and potentially other reasons, giroctocogene fitelparvovec may not ultimately demonstrate a durable, safe and effective clinical benefit to the satisfaction of regulatory authorities in the final results of the Phase 1/2 Alta study and the Phase 3 AFFINE clinical trial, as applicable, and even if satisfactory to regulatory authorities, such benefit may not be sufficient to yield a commercially-viable product.
There is no guarantee that any of our clinical trials will be successful. Many of our product candidates currently use our ZF technology platform, including ZFN and ZF-transcriptional regulator-technologies, which has not yet yielded any approved therapeutic products. Moreover, most of our product candidates are still in preclinical development and have never demonstrated any clinical benefit. In addition, our engineered capsids, including STAC-BBB, continue to evolve and have not been used in any approved products. If our product candidates using our ZF technology platform and viral delivery systems are not able to demonstrate safe, effective and durable results, we may be forced to suspend or terminate development of some or all of our product candidates or seek alternative technologies to develop or deliver product candidates.
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
A regulatory authority such as the FDA, the European Commission or comparable foreign regulatory authorities must approve any human therapeutic product before it can be marketed in the jurisdiction it governs. The process for receiving regulatory approval is lengthy and unpredictable, and a product candidate may not withstand the rigors of testing under the process. Before commencing clinical trials in humans in the United States, we must submit an IND to the FDA. Certain countries outside of the United States have a similar process that requires the submission of a clinical trial application much like the IND prior to the commencement of human clinical trials. In the EU, for example, an application for the approval of a clinical trial must be submitted for each clinical trial to each national competent authority and relevant ethics committee of EU Member States in which sponsor wishes to conduct the clinical trial. Only after an IND becomes effective and/or the CTA has been obtained may clinical trials begin. See “Business—Government Regulation.” for details regarding the regulatory approval processes applicable to our product candidates. While there is some overlap, the regulatory requirements to conduct clinical trials and seek marketing approval vary by jurisdiction. There is no guarantee that the safety studies and other data generated will be sufficient to permit us to conduct clinical trials in all jurisdictions where planned, or once generated, that such clinical trial data will be sufficient to obtain marketing approval in all jurisdictions in which we intend to seek such approval. If we are not able to obtain the necessary regulatory approvals to conduct our clinical trials and commercialize our product candidates, or if such approvals are delayed or suspended, our business, prospects and market price of our common stock would be adversely affected.
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
•delays or interruptions related to voluntary pauses of our clinical trials or those of our collaborators and the activation of trial sites;
•the imposition of clinical holds by regulatory authorities on our clinical trials or those of our collaborators, and the potential inability of Sangamo and our collaborators to lift clinical holds imposed by regulatory authorities in a timely manner or on acceptable terms, or at all;
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
We have received RMAT designation for our product candidates to treat severe hemophilia A and Fabry disease. Additionally, some of our product candidates, including our product candidate to treat Fabry disease, have also been granted Orphan Drug Designation by the FDA and PRIME eligibility by the EMA, and some have also been designated Orphan Medicinal Products by the European Commission. Regulatory authorities in some jurisdictions, including the United States and the EU, may designate drugs for relatively small patient populations as orphan drugs. In addition, our product candidate to treat Fabry disease was granted FDA Fast Track Designation in May 2023. In October 2024, we announced that the FDA agreed that the ongoing Phase 1/2 STAAR study can serve as the primary basis for seeking Accelerated Approval for our product candidate to treat Fabry disease. For additional information regarding these special regulatory designations, see “Business—Government Regulation.”
If we request such designations for our other current or future product candidates, there can be no assurances that the FDA, the European Commission or comparable foreign regulatory authorities will grant any of our product candidates such designations or that pursuit of Accelerated Approval will ultimately lead to approval faster than seeking full approval directly, or at all. Additionally, such designations do not guarantee that any regulatory agency will accelerate regulatory review of, or ultimately approve, those product candidates, nor does it limit the ability of any regulatory agency to grant such designations to product candidates of other companies that treat the same indications as our product candidates prior to our product candidates receiving marketing approval. Such designations can also be revoked. RMAT designation can be revoked if the criteria for eligibility cease to be met as clinical data emerges. Orphan drug exclusivity may be revoked if any regulatory authority determines that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantity of the product to meet the needs of patients with the rare disease or condition. In addition, the FDA may withdraw Fast Track designation if it believes that the designation is no longer supported by data from our clinical development program. Fast Track designation alone does not guarantee qualification for the FDA’s priority review procedures. Moreover, eligibility for the Accelerated Approval Program does not guarantee FDA approval, and the FDA has authority to withdraw approval of a product or an indication approved under Accelerated Approval if, for example, the confirmatory trial fails to verify the predicted clinical benefit of the product.
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
In addition, the policies of the FDA, the competent authorities of the EU Member States, the EMA, the European Commission and other comparable regulatory authorities with respect to clinical trials may change, and additional government regulations may be enacted. For instance, the regulatory landscape related to clinical trials in the EU recently evolved. The CTR, which was adopted in April 2014 and repeals the EU Clinical Trials Directive, became applicable on January 31, 2022. The CTR allows sponsors to make a single submission to both the competent authority and an ethics committee in each EU Member State leading to a single decision for each EU Member State, along with a harmonized procedure, including a joint assessment by all EU Member States concerned, and a separate assessment by each EU Member State with respect to specific requirements related to its own territory, including ethics rules. Compliance with the CTR requirements by us and our third-party service providers, such as CROs, may impact our developments plans. It is currently unclear to what extent the U.K. will seek to align its regulations with the EU in the future. A decision by the U.K. not to closely align its regulations with the new approach that will be adopted in the EU may have an effect on the cost of conducting clinical trials in the U.K. as opposed to other countries and/or make it harder to seek a marketing authorization in the EU for our product candidates on the basis of clinical trials conducted in the U.K.

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
We have substantially limited resources and may forego or delay pursuit of certain research programs or product candidates that later prove to have greater commercial potential. Our resource allocation decisions may cause us to fail to capitalize on viable commercial products or profitable market opportunities or pursue collaborations rather than retain sole responsibility for development. Our current and future research and development programs for core neurology program product candidates may not yield any commercially viable products. The evaluation of the commercial potential or target market for a particular product candidate is forward-looking and based upon assumptions involving, for example and not limited to, market evolution, advances in disease standard of care, competition and reimbursement. This reliance on assumptions means that, if our assumptions prove to be inaccurate or incomplete, we may pursue opportunities that end up having a number of competitors that are more advanced than our product candidates, or we may relinquish valuable rights to a product candidate through strategic collaboration, licensing or other royalty arrangements in cases where it would have been more advantageous for us to retain sole development and commercialization rights to such product candidate.
We have implemented several strategic decisions to reallocate resources among our various clinical and preclinical development programs, including the decision to defer new investments in our Fabry disease gene therapy program unless and until we are able to successfully secure a commercialization partner or external investment in this program. There can be no assurance that such efforts will be successful in a timely manner, or at all, in which case, we will not receive any return on our investments in this program. If we are not able to secure a commercialization partner for our Fabry disease program in the near term, our ability to raise additional capital needed to support our operations will be substantially impaired. As part of our restructurings and the related strategic reprioritization, we have determined to focus substantially all of our efforts on our core preclinical neurology programs. Investment in preclinical programs is highly speculative, as it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate adequate effect and/or an acceptable safety profile. In addition, we are developing, and may in the future develop, certain product candidates designed to treat neurological diseases using our novel capsid delivery technology. If our capsid development efforts are not successful, we may be required to defer, or cease entirely, development of such product candidates. For additional details on our collaboration terminations, see “Risk Factors—Risks Relating to our Industry.” As a result of these strategic decisions, we could miss valuable opportunities to capitalize on the potential of our discontinued and halted programs. We may also allocate internal resources to a product candidate in a therapeutic area in which it would have been more advantageous to enter into a collaboration or that does not prove to have viable commercial opportunities. Any failure to use our financial and human resources efficiently could harm our business and operations.
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
Risks Relating to Manufacturing
The transition of our manufacturing processes to third parties is a complex process, and there can be no assurance that third parties will be able to continue to manufacture our product candidates as intended and without delays.
In connection with our restructurings and the closure of our Valbonne, France facility and the anticipated closure of our Brisbane, California facility, we expect to rely solely on CMOs to manufacture clinical supply. Transferring manufacturing processes and know-how is complex and involves review and incorporation of both documented and undocumented processes that may have evolved over time. In addition, transferring production to different facilities may require utilization of new or different processes and equipment to meet the specific requirements of a given facility. Additional studies may also need to be conducted to support the transfer of certain manufacturing processes and process improvements. We cannot be certain that all relevant know-how and data have been adequately incorporated into the manufacturing process until the completion of studies and evaluations intended to demonstrate the comparability of material previously produced by our facilities with that generated by our CMOs.
The manufacture, storage and transport of our product candidates is complex, expensive, highly regulated and risky, which could hamper their commercial viability.
There are significant risks associated with manufacturing, storing and transporting our product candidates including, among others, cGMP compliance, cost overruns, technical problems with process scale-up, specialized facilities and equipment, process reproducibility, stability issues, lot consistency, yields and timely availability of highly specific raw materials. Even though product batches released for use in clinical trials undergo sample testing, some defects may only be identified following release. In addition, process deviations or unanticipated effects of approved process changes may result in these intermediate products not complying with stability requirements or specifications. Also, our product candidates must be stored and transported at temperatures within a certain range. If these environmental conditions deviate, our product candidates’ remaining shelf-lives could be impaired or their efficacy and safety could be adversely affected, making them no longer suitable for use.

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
Our research and development activities involve the controlled use of potentially harmful biological materials as well as hazardous materials and chemicals typically employed in the study of molecular and cellular biology. We also routinely use cells in culture and gene delivery vectors. Although we maintain up-to-date licensing and training programs, we cannot completely eliminate the risk of accidental contamination or injury from the use, storage, handling, or disposal of these materials. In the event of contamination or injury, we could be held liable for damages that result, and any liability could exceed our resources. We currently carry insurance covering certain claims arising from our use of these materials. However, if we are unable to maintain our insurance coverage at a reasonable cost and with adequate coverage, our insurance may not cover any liability that may arise. We are subject to federal, state, and local laws and regulations governing the use, storage, handling, and disposal of these materials and specified waste products. Failure to comply with these laws and regulations could result in fines, penalties and additional liabilities and restrictions on our operations.
We are reliant on third parties for the manufacture of our product candidates for preclinical and clinical development. If one of our third-party manufacturers fails to perform adequately or fulfill our needs, we may be required to incur significant costs and devote significant efforts to find new suppliers or manufacturers.
In connection with our restructurings and the anticipated closure of our Brisbane, California facility in the near future, we now rely solely on CMOs to manufacture preclinical and clinical supply. We intend to continue to rely on third parties for the manufacture of product candidates for later stage clinical trials, and for commercial-scale manufacturing for any approved product. The manufacture of biopharmaceutical products in compliance with the FDA’s cGMP regulations and guidance, or comparable foreign GMP regulations, requires significant expertise and capital investment, including the development of advanced manufacturing techniques and process controls. Manufacturers of biopharmaceutical products often encounter difficulties in production, including difficulties with production costs and yields, quality control, including stability of the product candidate and quality control testing, shortages of qualified personnel, as well as compliance with strictly enforced cGMP requirements, other federal and state regulatory requirements and foreign regulations. If our manufacturers were to encounter any of these difficulties or otherwise fail to comply with their obligations to us or under applicable regulations, our ability to conduct clinical trials could be jeopardized. Any delay or interruption in the supply of clinical trial materials could delay the completion of our clinical trials, increase the costs associated with developing our product candidates and, depending upon the period of delay, require us to commence new clinical trials at significant additional expense or terminate the clinical trials completely.
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
We have concentrated our research and development efforts on genomic medicine, consisting of gene therapy and genome engineering. The regulatory approval process for novel product candidates such as ours is unclear and may be lengthier and more expensive than the process for other, better-known or more extensively studied product candidates.
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
For details regarding the restrictions under applicable federal and state healthcare laws and regulations that may affect our ability to operate, see “Business—Government Regulation—Additional Regulation”
The scope and enforcement of each of these laws is uncertain and subject to rapid change in the current environment of healthcare reform, especially in light of the lack of applicable precedent and regulations. Scrutiny has also increased, which has led to a number of investigations, prosecutions, convictions and settlements in the healthcare industry. Responding to investigations can be time-and resource-consuming and can divert management’s attention from the business. Efforts to ensure that our business arrangements with third parties will comply with applicable healthcare laws and regulations will involve substantial costs. If our operations or if any physicians or other healthcare providers or entities with whom we expect to do business are found to not be in compliance with applicable laws or applicable regulations, we and they could be subjected to significant civil, criminal and administrative enforcement actions, see “Business—Government Regulation—Additional Regulation”
Further, we are required to comply with domestic and international privacy and data security laws, such as the EU GDPR and the CCPA, which apply to the collection, use, disclosure, transfer, or other processing of personal data, including data we collect about trial participants in connection with clinical trials. Numerous U.S. states have enacted comprehensive privacy and data security laws that impose certain obligations on covered businesses, including providing specific disclosures in privacy notices and affording residents with certain rights concerning their personal data. As applicable, such rights may include the right to access, correct or delete certain personal data, and to opt-out of certain data processing activities, such as targeted advertising, profiling and automated decision-making. The exercise of these rights may impact our business and ability to provide our products and services. Certain states also impose stricter requirements for processing certain personal data, including sensitive information, such as conducting data privacy impact assessments. These state laws allow for statutory fines for noncompliance.
Certain jurisdictions have enacted data localization and cross-border data transfer laws, which could make it more difficult to transfer information across jurisdictions. In particular, the EEA and the U.K. have significantly restricted the transfer of personal data to the United States and other countries whose privacy and data security laws they believe to be inadequate. Other jurisdictions may adopt or have already adopted similarly stringent interpretations of data localization and cross-border data transfer laws. Although there are currently various mechanisms that may be used to transfer personal data from the EEA and United Kingdom to the United States in compliance with law, such as the EEA standard contractual clauses, the U.K.’s International Data Transfer Agreement / Addendum and the EU-U.S. Data Privacy Framework and the U.K. extension thereto (which allows for transfers to relevant U.S.-based organizations who self-certify compliance and participate in the Framework), these mechanisms are subject to legal challenges, and there is no assurance that we can satisfy or rely on these measures to lawfully transfer personal data to the United States. If we are unable to implement a legal mechanism to ensure that our transfers of personal data from the EEA or the U.K. are lawful, we could face adverse consequences, including increased exposure to regulatory actions, substantial fines and penalties and injunctions against processing or transferring personal data, and could be required to increase our data processing capabilities in the EEA, the U.K. or elsewhere at significant expense. Restrictions on our ability to transfer personal data from the EEA, the U.K. or elsewhere could impact our clinical trial activities in the EEA or the U.K. and limit our ability to collaborate with CROs and other third parties. Additionally, companies that transfer personal data out of the EEA and U.K. to other jurisdictions, particularly to the United States, are subject to increased scrutiny from regulators, individual litigants, and activist groups. For more information regarding these regulations, see “Business—Government Regulation—Privacy Regulation.”
We are also bound by contractual obligations related to data privacy and security, and our efforts to comply with such obligations may not be successful. For example, certain privacy laws, such as the GDPR and the CCPA, require our customers to impose specific contractual restrictions on their service providers. We publish privacy policies, marketing materials and other statements, such as statements related to compliance with certain certifications or self-regulatory principles, concerning data privacy and security. Regulators in the United States are increasingly scrutinizing these statements, and if these policies, materials or statements are found to be deficient, lacking in transparency, deceptive, unfair, misleading or misrepresentative of our practices, we may be subject to investigation, enforcement actions by regulators or other adverse consequences. In addition, privacy advocates and industry groups have proposed, and may propose, standards with which we are legally or contractually bound to comply, or may become subject to in the future.
Our obligations related to privacy and data security (and consumers’ expectations regarding them) are quickly changing and becoming increasingly stringent, creating uncertainty. These obligations may be subject to differing applications and interpretations, which may be inconsistent or in conflict among jurisdictions. Preparing for and complying with these obligations requires us to devote significant resources. These obligations may also necessitate changes to our information technologies, systems and practices and those of any third parties that process personal data on our behalf. We may at times fail, or be perceived to have failed, in our efforts to comply with our data privacy and security obligations. Moreover, despite our efforts, our personnel or third parties upon which we rely may fail to comply with such obligations, which could negatively impact our business operations and compliance posture.
Any failure or alleged failure (including as a result of deficiencies in our policies, procedures or measures relating to privacy, data security, marketing or communications) by us or our third-party partners to comply with laws, regulations, policies, legal or contractual obligations, industry standards or regulatory guidance relating to privacy or data security, may result in significant consequences. These consequences may include, but are not limited to, governmental enforcement actions (e.g., investigations, fines, penalties, audits, inspections, and similar), litigation (including class action claims) and mass arbitration demands, additional reporting requirements and/or oversight, bans or restrictions on processing personal data, orders to destroy or not use personal data, civil and criminal liability and imprisonment of company officials. In particular, plaintiffs have become increasingly more active in bringing privacy-related claims against companies, including class claims and mass arbitration demands. Some of these claims allow for the recovery of statutory damages on a per violation basis, and, if viable, carry the potential for monumental statutory damages, depending on the volume of data and the number of violations. Any of these events could have a material adverse effect on our reputation, business or financial condition, including but not limited to interruptions or stoppages in business operations (including clinical trials), inability to process personal data or to operate in certain jurisdictions, limited ability to develop or commercialize our products, expenditure of time and resources to defend any claim or inquiry or revision or restructuring of our operations.
Additionally, our employees and personnel may use generative artificial intelligence, or AI, technologies to perform their work, and the disclosure and use of personal data in generative AI technologies is subject to various privacy laws and other privacy obligations. Governments have passed and are likely to pass additional laws regulating generative AI. Our use of this technology may result in additional compliance costs, regulatory investigations and actions and lawsuits. If we are unable to use generative AI, it could make our business less efficient and result in competitive disadvantages. We use AI to assist us in making certain decisions, which is regulated by certain privacy laws. Due to inaccuracies or flaws in the inputs, outputs or logic of the AI, the model could be biased and could lead us to make decisions that could bias certain individuals or classes of individuals, and adversely impact their rights, employment and ability to obtain certain pricing, products, services or benefits.
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
Financial instability and a general decline in economic conditions in the United States and other countries caused by political instability and conflict, including the ongoing conflict between Russia and Ukraine and conflicts in the Middle East, geopolitical challenges arising from the imposition of tariffs and escalating trade tensions, and economic or financial challenges caused by recent and potential future bank failures or by general health crises, have led to market disruptions, including significant volatility in commodity prices, credit and capital markets instability, including disruptions in access to bank deposits and lending commitments, supply chain interruptions, rising interest rates and global inflationary pressures. These macroeconomic factors could materially and adversely affect our ability to continue to operate as a going concern and could otherwise have a material adverse effect on our business, operations, operating results and financial condition as well as the price of our common stock. The failure of any bank in which we deposit our funds could reduce the amount of cash we have available for our operations or delay our ability to access such funds. Any such failure may increase the possibility of a sustained deterioration of financial market liquidity, or illiquidity at clearing, cash management and/or custodial financial institutions. In the event we have a commercial relationship with a bank that has failed or is otherwise distressed, we may experience delays or other issues in meeting our financial obligations. If other banks and financial institutions fail or become insolvent in the future in response to financial conditions affecting the banking system and financial markets, our ability to access our cash and cash equivalents may be threatened and our ability to raise additional capital when needed could be substantially impaired, which could have a material adverse effect on our business, operations, operating results and financial condition as well as the price of our common stock. In particular, failure to secure any necessary financing in a timely manner and on favorable terms could require us to delay or abandon clinical development plans or we may be forced to further curtail or suspend, or entirely cease, our operations. In addition, any or all of these factors could disrupt our and our collaborators’ supply chains and adversely affect our and our collaborators’ ability to conduct ongoing and future clinical trials of our product candidates.
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
Our collaborators control certain aspects of our product development efforts, including clinical trials and regulatory submissions, which could result in unanticipated delays and other obstacles in the commercialization of our product candidates.
Our lack of control over aspects of product development in our collaborations could cause delays or other difficulties in the development and commercialization of our product candidates, which may prevent us from receiving any milestone, royalty payments and other benefits under the agreement. In addition, under their respective agreements, our third-party collaborators have certain rights to terminate the agreements by providing us with advance notices, therefore, the actual milestone payments that we may receive under these agreements may be substantially lower than the full amounts provided for under these agreements. For example, in December 2024, Pfizer notified us of its termination of its collaboration agreement with us, or the Pfizer Agreement, for convenience, effective April 21, 2025, as a result of Pfizer’s decision to not submit a BLA or MAA for, or pursue commercialization of, giroctocogene fitelparvovec. We had previously depended on Pfizer to diligently seek to lift the clinical hold on the Phase 3 AFFINE clinical trial and resume the trial, as well as to make submissions for regulatory approval.
Further, in June 2023, our collaborations with Biogen and Novartis terminated, and in April 2024, our collaboration agreement with Kite expired. As a result, we are no longer entitled to any milestone payments or royalties from Biogen, Novartis, Kite or Pfizer, and such counterparties have no further obligations to develop or to reimburse the costs of any of the programs under the applicable agreement.
Our collaborators licensing our ZF technologies or AAV capsid technologies may decide to adopt alternative technologies or products or may be unable or unwilling to develop commercially viable products with our ZF technologies or AAV capsid technologies, which would negatively impact our revenues and our strategy to develop product candidates using ZF technologies or AAV capsid technologies.
Some of our ongoing collaborations leverage our ZF technology and AAV capsid technology platform. These collaborators may elect to adopt alternative technologies in the future, which could decrease the value of either or both of our ZF technology platform and AAV capsid technology platform and impede the development of product candidates using these platforms. Additionally, because our collaborators are likely to be working on more than one development project, they could choose to shift their resources to projects other than those they are working on with us. If they do so, this would delay our ability to test and develop our ZF technology platform and AAV capsid technology platform and would delay or terminate the development of our product candidates using such platform. Further, our collaborators may elect not to develop product candidates arising out of our collaborations or not to devote sufficient resources to the development, manufacturing, marketing or sale of these product candidates. If they terminate the collaborations with us or allow them to expire, such as the terminations for convenience of our collaboration agreements with Biogen, Novartis and Pfizer and the expiration of our collaboration agreement with Kite, and we wish to continue developing the product candidates, we will be required to seek the support of other collaborators or develop the products ourselves. Particularly as a result of our restructurings, we do not expect to have sufficient resources and expertise internally to allow us to continue the development of these product candidates and we may not be able to identify a suitable partner or negotiate a favorable collaboration agreement to allow us to continue the development of these product candidates.

Our ability to continue funding our operations, advance development of our product candidates and ultimately commercialize our technologies depends on our ability to secure collaboration partners for our programs. If we are not able to find collaborators, or if our collaborators do not diligently pursue product development efforts, we may not be able to secure sufficient capital to continue to operate as a going concern or to develop our technologies or product candidates.
We do not have financial resources ourselves to fully develop, obtain regulatory approval for and commercialize our product candidates. We have relied, and expect to continue to rely, on collaborations with other biopharmaceutical companies to provide funding for our research and development efforts, including preclinical studies and clinical trials, and expect to rely significantly on such collaborations to provide funding for the lengthy regulatory approval processes required to commercialize our product candidates.
In 2024, we entered into the Genentech Agreement and the Astellas Agreement, each for the development of intravenously administered genomic medicines to treat certain neurodegenerative diseases. Under the terms of Genentech Agreement, we were responsible for completing a technology transfer and certain preclinical activities, and Genentech is solely responsible for all clinical development, regulatory interactions, manufacturing and global commercialization of resulting products. Under the Astellas Agreement, we granted a worldwide exclusive license to Astellas to utilize the STAC-BBB capsid for one target, with the right to add up to four additional targets after paying additional licensed target fees.
We were party to collaboration agreements with Novartis and Biogen to develop product candidates to treat certain neurological diseases. In June 2023, our collaboration agreements with Novartis and Biogen terminated. We were also party to a collaboration agreement with Kite to develop engineered cell therapies for cancer, which expired by its terms in April 2024. Additionally, we are currently party to a collaboration agreement with Pfizer relating to the research, development and commercialization of giroctocogene fitelparvovec, our gene therapy product candidate for hemophilia A, which Pfizer has elected to terminate effective April 21, 2025. As a result of these terminations and expirations, we are no longer entitled to any milestone payments or royalties from Novartis, Biogen, Kite or Pfizer, and such counterparties have no further obligations to develop or to reimburse the costs of any of the programs under the applicable agreement. We cannot guarantee that we will be able to successfully secure new collaborations in the future, whether for the programs that were previously the subject of terminated collaborations or otherwise.
If we are unable to secure additional collaborations or if our collaborators are unable or unwilling to diligently advance the development, regulatory approval and commercialization of our product candidates, whether due to internal portfolio decisions or otherwise, our growth may slow and adversely affect our ability to generate funding for development of our technologies and product candidates as well as our ability to continue to operate as a going concern, and we may be required to cease operations. Although we are actively seeking partners for our Fabry disease program, there can be no assurance our efforts to secure a collaboration will be successful in a timely manner, or at all, in which case, we may not receive any return on our investments in these programs and our ability to operate as a going concern may be materially and adversely affected. Moreover, if we are unable to secure a commercialization partner for our Fabry disease program in the near term, our ability to raise additional capital necessary to fund our operations will be substantially impaired. While we are also seeking additional partnerships for our capsid delivery technology, there can be no assurance that we will be successful in doing so, and such partnerships, including the Genentech Agreement and the Astellas Agreement, do not generally provide for upfront license and near-term milestone payments in amounts sufficient to fully fund our ongoing and planned operations. In addition, our ongoing collaborators may sublicense or abandon development programs with little advance notice, or we may have disagreements or disputes with our collaborators, which would cause associated product development to slow or cease. In addition, the business or operations of our collaborators may change significantly through restructurings, acquisitions, other strategic transactions that may negatively impact their ability to advance our programs.
Under typical collaborations, we expect to receive revenue for the research and development of our product candidates based on achievement of specific milestones, as well as royalties based on a percentage of sales of any commercialized products. Achieving these milestones will depend, in part, on the efforts and internal decision making of our collaborators, which we have no control over, as well as our own efforts. In addition, business combinations, changes in a collaborator’s business strategy and financial difficulties or other factors could result in that collaborator abandoning or delaying development of any product candidates covered by our collaboration agreement with that collaborator. For example, Novartis’s, Biogen’s and Pfizer’s decisions to terminate their respective collaboration agreements with us each related to strategic reviews. Further, if we fail or any collaboration partner fails to meet specific milestones, then the collaboration agreement may be terminated, which would preclude our ability to earn any additional milestone payments under that collaboration agreement and would reduce our revenues. In addition, even if a collaboration product candidate is successfully developed and approved for marketing by relevant regulatory authorities, if sales of the commercialized product fail to meet expectations, we could receive lower royalties than expected. In any event, the milestone and royalty payment opportunities associated with our collaborations involve a substantial degree of risk to achieve and may never be received. Accordingly, investors should not assume that we will receive all of the potential milestone payments provided for under our ongoing collaborations, and it is possible that we may never receive any further significant milestone payments or any royalty payments under our collaborations.

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
Others have filed and in the future are likely to file patent applications that are similar to ours. We are aware that there are academic groups and other companies that are attempting to develop technology that is based on the use of zinc finger, TALE, CRISPR/Cas and other DNA-binding proteins, engineered integrase and AAV capsid delivery technologies, and that these groups and companies have filed patent applications. Several patents with claims directed to these technologies have issued, although we have no current plans to use the claimed inventions. If these or other patent applications issue as patents, it is possible that the holder of any patent or patents granted on these applications may bring an infringement action against us, our collaborators, or strategic partners claiming damages and seeking to enjoin research, development or commercial activities relating to the affected products and processes. The costs of litigating the claim could be substantial regardless of outcome. Moreover, we cannot predict whether we, our collaborators, or strategic partners would prevail in any actions. In addition, if the relevant patent claims were upheld as valid and enforceable and our products or processes were found to infringe a patent or patents, we or our collaborators may have to pay substantial damages, including treble damages and attorneys’ fees for willful infringement, and we may be prevented from making, using, selling, offering to sell, or importing into the United States the relevant product or process unless we or our collaborators could obtain a license or were able to design around the patent claims. We can give no assurance that such a license would be available to us or our collaborators on commercially reasonable terms, or at all, or that we would be able to successfully design around the relevant patent claims. There may be significant litigation in the genomics or cell therapy industry regarding patent and other intellectual property rights, which could subject us to costly, lengthy and distracting litigation with unpredictable results.
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
Patents have a limited lifespan. In the United States, the natural expiration of a patent is generally 20 years from its earliest U.S. non-provisional filing date or from the filing date of the corresponding international application. Various means to extend this expected expiration date may be available. Regardless, the life of a patent, and the protection it affords, is limited. Even if patents covering our product candidates are obtained, once the patent life has expired for a product, we may be open to competition from generic medications. Given the amount of time required for the development, testing and regulatory review of new product candidates, patents protecting such candidates might expire before or shortly after such candidates are commercialized. As a result, our owned and licensed patent portfolio may not provide us with sufficient rights to exclude others from commercializing products similar or identical to ours. Further, recent judicial decisions in the United States have raised questions regarding the award of patent term adjustment, or PTA, for patents in families where related patents have issued without PTA. Therefore, we cannot be certain how PTA will be viewed in the future and whether our patent expiration dates may be impacted.
If we are unable to protect the confidentiality of our trade secrets, the value of our technology could be adversely affected, and our business would be harmed.
We rely on trade secret protection and confidentiality agreements to protect proprietary know-how that is not patentable or that we elect not to patent, processes for which patents are difficult to enforce and any other elements of our product candidate discovery and development processes that involve proprietary know-how, information or technology that is not covered by patents. However, trade secrets can be difficult to protect. We seek to protect our proprietary technology and processes, in part, by entering into confidentiality agreements with our employees, consultants, scientific advisors, collaborators, partners and contractors. We also seek to preserve the integrity and confidentiality of our data and trade secrets by maintaining physical security of our premises and physical and electronic security of our information technology systems. While we have confidence in these individuals, organizations and systems, agreements or security measures have been and may in the future be breached, and we may not have adequate remedies for any breach. See also the risk factor titled “If our information technology systems or data, or those of third parties upon which we rely, are or were compromised, we could experience adverse consequences resulting from such compromise, including but not limited to regulatory investigations or actions, litigation, fines and penalties, disruptions of our business operations, reputational harm and other adverse consequences.” In addition, our trade secrets may otherwise become known or be independently discovered by competitors.
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
Presently, we believe we have rights to the intellectual property, through licenses from third parties and under patents that we own, to develop our gene therapy and zinc-finger product candidates. Because our programs may involve additional product candidates, the growth of our business will likely depend in part on our ability to acquire, in-license or use these proprietary rights. In addition, our product candidates may require specific formulations to work effectively and efficiently and these rights may be held by others. We may be unable to acquire or in-license any compositions, methods of use, processes or other third-party intellectual property rights from third parties that we identify on commercially reasonable terms, if at all. The licensing and acquisition of third-party intellectual property rights is a competitive area, and a number of more established companies are also pursuing strategies to license or acquire third-party intellectual property rights, including from other companies and academic institutions, that we may consider attractive. Other companies may have a competitive advantage over us due to their size, cash resources and greater clinical development and commercialization capabilities. Once an intellectual property right that we desire is licensed to another company, we may be precluded from obtaining our own license to such rights.
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
In order to regulate or modify a gene in a cell, the ZFP must be efficiently delivered to the cell. We have developed our own gene transfer technologies, but may rely on other license agreements to provide us with rights to the necessary gene transfer technology. Our approach has been to license appropriate technology as required. For example, we are aware of certain patents held by third parties related to certain vector manufacturing methods that may be of interest to us. We have not yet finalized the commercial scale manufacturing process for any of our product candidates. If our commercial scale manufacturing process utilizes these vector manufacturing methods, and if these third-party patents are in force at the time of commercialization, we may need to use or develop a non-infringing manufacturing method or seek a license to these patents. However, we may not be able to license the gene transfer technologies on reasonable terms, if at all, required to develop and commercialize our product candidates. The inability to obtain a license to use gene transfer technologies with entities that own such technology on reasonable commercial terms, if at all, could delay or prevent the preclinical evaluation, drug development collaborations, clinical testing and/or commercialization of our therapeutic product candidates.
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
While all information technology operations are inherently vulnerable to inadvertent or intentional security breaches, incidents, attacks and exposures, the size, complexity, accessibility and distributed nature of our information technology systems, and the large amounts of sensitive information stored on those systems, make such systems potentially vulnerable to unintentional or malicious, internal and external attacks on our technology environment. Attacks of this nature are increasing in their frequency, levels of persistence, sophistication and intensity. Threats to information systems and data are increasingly difficult to detect and come from a variety of sources, including traditional computer “hackers,” threat actors, “hacktivists,” organized criminal threat actors, personnel (such as through theft or misuse), sophisticated nation-states and nation-state-supported actors. Some actors now engage and are expected to continue to engage in cyber-attacks, including nation-state actors for geopolitical reasons and in conjunction with military conflicts and defense activities. During times of war and other major conflicts, we and the third parties on which we rely may be vulnerable to a heightened risk of these attacks, including retaliatory cyber-attacks, that could materially disrupt our systems, operations and supply chain. We and the third parties upon which we rely may be subject to a variety of evolving threats, including but not limited to social-engineering attacks (including through deep fakes, which may be increasingly more difficult to identify as fake, and phishing attacks), malicious code (such as viruses and worms), malware (including as a result of advanced persistent threat intrusions), denial-of-service attacks (such as credential stuffing), credential harvesting, personnel misconduct or error, ransomware attacks, supply-chain attacks, software bugs, server malfunctions, software or hardware failures, loss of data or other information technology assets, adware, telecommunications failures, natural disasters (such as earthquakes, fires, floods), war, terrorism, attacks enhanced or facilitated by artificial intelligence, or AI, and other similar threats. Ransomware attacks are becoming increasingly prevalent and severe and can lead to significant interruptions in our operations, loss of data and income, reputational harm and diversions of funds. Extortion payments may alleviate the negative impact of a ransomware attack, but we may be unwilling or unable to make such payments due to, for example, applicable laws or regulations prohibiting such payments. In addition, our updated work from home policies have intensified our dependence on information technology systems and could increase our cybersecurity risk as many of our critical business activities are currently being conducted remotely utilizing network connections, computers and devices outside our premises or network and our increased reliance on personnel working from home, while in transit and in public locations.
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
While we have no reason to believe we have experienced any recent security incidents, attackers have become very sophisticated in the way they conceal access to systems, and many companies that have been attacked are not aware that they have been attacked. Any delay in the discovery of an attack may result in increased expense and may harm our reputation. Any security incident or interruption that we, or a third-party upon which we rely, experience could lead to material adverse consequences, including government enforcement actions (for example, investigations, fines, penalties, audits and inspections), additional reporting requirements and/or oversight, restrictions on processing sensitive data (including personal data), litigation (including class claims), indemnification obligations, harm to our reputation, monetary fund diversions, diversion of management attention, interruptions in our operations (including availability of data) and financial loss. Applicable data privacy and security obligations may require us to notify relevant stakeholders, including affected individuals, customers, regulators and investors, of security incidents. Such disclosures are costly, and the disclosures or the failure to comply with such requirements could lead to adverse consequences. In addition, failure to maintain effective internal accounting controls related to security breaches and cybersecurity in general could impact our ability to produce timely and accurate financial statements and subject us to regulatory scrutiny. We may expend significant resources or modify our business activities in an effort to protect against security incidents or other interruptions. Further, we may experience delays in developing and deploying remedial measures designed to address any such identified vulnerabilities. Our contracts may not contain limitations of liability, and even where they do, there can be no assurance that limitations of liability in our contracts are sufficient to protect us from liabilities, damages or claims related to our data privacy and security obligations. While we may be entitled to damages if our third-party partners fail to satisfy their privacy or data security-related obligations to us, any award may be insufficient to cover our damages, or we may be unable to recover such award. Additionally, we cannot be sure that our insurance coverage, if any, will be adequate or sufficient to protect us from or mitigate liabilities arising out of our privacy and security practices, that such coverage will continue to be available on commercially reasonable terms, or at all, or that such coverage will pay future claims.
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
We have business operations in the United Kingdom, which exposes us to additional costs and risks.
Our business operations in the United Kingdom subject us to certain additional costs and risks associated with doing business outside the United States, including:
•the increased complexity and costs inherent in managing international operations in geographically disparate locations;
•challenges of complying with diverse regulatory, financial and legal requirements, which are subject to change at any time;
•potentially adverse tax consequences, including changes in applicable tax laws and regulations;
•potentially costly trade laws, tariffs, export quotas, custom duties or other trade restrictions, and any changes to them, including escalating trade tensions as a result of actions of the U.S. government;
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
In addition, our international operations in the United Kingdom expose us to fluctuations in currency exchange rates between the Pound Sterling and the U.S. dollar. Given the volatility of currency exchange rates, there is no assurance that we will be able to effectively manage currency transaction and/or conversion risks. To date, we have not entered into derivative instruments to offset the impact of foreign exchange fluctuations, which fluctuations could have an adverse effect on our financial condition and results of operations. In any event, difficulties resulting from these and other risks related to our operations outside of the United States could expose us to increased expenses, impair our development efforts, adversely affect our financial condition and results of operations and harm our competitive position.
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
There currently is a shortage of skilled individuals with substantial experience discovering, developing and manufacturing genomic medicines, which is likely to continue. As a result, competition for these individuals is intense and the turnover rate can be high. We have experienced, and may continue to experience, difficulty hiring, integrating and retaining employees with these skills on acceptable terms given the uncertainty regarding our ability to obtain sufficient additional funding and to continue to operate as a going concern as well as the competition among numerous biopharmaceutical companies and academic institutions for individuals with these skills. In this regard, as a result of the April 2023 and November 2023 Restructurings, approximately 272 roles at our company were eliminated, and as a result of the France Restructuring, 93 roles were eliminated. Accordingly, we have been and are operating with a shortage of resources and may not be able to effectively conduct our operations with our substantially reduced number of employees. In addition, our history of implementing significant workforce reductions, along with the potential for future workforce reductions, may negatively affect our ability to retain or attract talented employees. Moreover, any negative or unexpected results in our preclinical studies or clinical trials or applications for marketing approval would make it more challenging to hire and retain qualified skilled employees. If we do not obtain sufficient additional funding in the near term so that we can continue to operate as a going concern and to potentially achieve our growth objectives, the progress of our research, development, manufacturing and regulatory efforts will slow down or halt altogether, which would materially and adversely affect our business, financial condition, results of operations and prospects, and we may be required to cease operations.

We are dependent on certain key members of our executive team and certain of our scientific, clinical development and manufacturing personnel, the loss of whose services may impede the progress of our research, development and regulatory efforts. For example, in 2024, our former Senior Vice President and Chief People Officer, our former Chief Medical Officer and our former Vice President, Head of Research resigned from their positions. In connection with our restructurings, the employment of each of our former Executive Vice President, Technical Operations, Executive Vice President, Chief Operating Officer, and Senior Vice President, Chief Scientific Officer, was terminated. We could experience resignations of other executives and employees in the future given the uncertainty regarding our ability to obtain sufficient additional funding and to continue to operate as a going concern as well as the intensity of the competition for talent in the biotechnology industry, particularly in the San Francisco Bay Area. Additional resignations or workforce reductions could result in more significant disruptions and threats to our stability and potential growth. While we have entered into employment agreements with each of our executive officers, any of them could leave our employment at any time, as all of our employees are “at will” employees. We do not have “key person” insurance on any of our employees.
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
•announcement of changes in business and operations by our collaborators, or changes to or terminations of our collaboration agreements;
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
Our common stock is currently listed on the Nasdaq Capital Market, which has minimum requirements that a company must meet in order to remain listed. These requirements include maintaining a minimum closing bid price of $1.00 per share, which closing bid price cannot fall below $1.00 per share for a period of more than 30 consecutive trading days, or the Bid Price Requirement. We have previously received deficiency notices from the Listing Qualifications Staff, or the Staff, of Nasdaq, notifying us that we have failed to satisfy the Bid Price Requirement. We have in the past been able to regain compliance with the Bid Price Requirement, however closing prices of our common stock on Nasdaq have fluctuated to below $1.00 more recently and, accordingly, there can be no assurance that we will be able to maintain compliance with the Bid Price Requirement. In the event we fail to comply with listing standards in the future, and we do not regain compliance with the Bid Price Requirement prior to the expiration of the compliance period, unless Nasdaq exercises its discretion to extend this period, our common stock may be subject to a delisting action by Nasdaq.
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
Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. Our outstanding shares of common stock generally may be freely sold in the public market at any time to the extent permitted by Rules 144 and 701 under the Securities Act of 1933, as amended, or the Securities Act, or to the extent the issuance of such shares has already been registered under the Securities Act and are held by non-affiliates of ours. We have also filed registration statements registering the shares of common stock that we may issue under our equity compensation plans. Such shares can be freely sold in the public market upon issuance, subject to volume limitations and black-out periods applicable to affiliates. Additionally, we are party to a sales agreement with Jefferies LLC which permits us from time to time at our discretion to sell up to $325.0 million of shares of our common stock in the public markets at prevailing market prices. Approximately $186.9 million remained available under the sales agreement as of December 31, 2024.
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
ITEM 1B – UNRESOLVED STAFF COMMENTS
None.
ITEM 1C – CYBERSECURITY
Risk Management and Strategy
We have implemented and maintain various information security processes designed to identify, assess and manage material risks from cybersecurity threats to our critical computer networks, third-party hosted services, communications systems, hardware and software, and our critical data, including intellectual property, confidential information that is proprietary, strategic or competitive in nature, or Information Systems and Data.
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
Our assessment and management of material risks from cybersecurity threats are integrated into our risk management protocols. Our cybersecurity risk management program shares common methodologies, reporting channels and governance processes that apply across the enterprise risk management program to other legal, compliance, strategic, operational and financial risk areas, including the involvement of cross-functional teams and, depending on the nature and severity of an incident, an escalation path to notify our executive and senior management teams and our board of directors. For example, the information technology department works with management to prioritize our risk management processes and mitigate cybersecurity threats that are more likely to lead to a material impact on our business.
We use third-party service providers to assist us to identify, assess, and manage material risks from cybersecurity threats, including for example: professional service firms, including legal counsel, cybersecurity software providers and managed cybersecurity service providers.
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
Our cybersecurity risk assessment and management processes are implemented and maintained by certain Company management, including our Associate Director of IT, who has over 25 years of technology experience which includes extensive cybersecurity implementation and oversight.
Our Vice President of Finance & Corporate Controller is responsible on an interim basis for hiring appropriate personnel, helping to integrate cybersecurity risk considerations into our overall risk management strategy, and communicating key priorities to relevant personnel. Our Associate Director of IT is responsible for helping prepare for cybersecurity incidents, approving cybersecurity processes, and reviewing security assessments and other security-related reports. Our Chief Financial Officer is responsible for approving budgets related to the foregoing.
Our cybersecurity incident response and vulnerability management protocol are designed to escalate certain cybersecurity incidents to members of management depending on the circumstances, including the executive leadership team. The executive leadership team works with the incident response team to help us mitigate and remediate cybersecurity incidents of which they are notified. In addition, our incident response and vulnerability management protocol include reporting to the Audit Committee of the Board of Directors for certain cybersecurity incidents.
The Audit Committee of our Board of Directors receives periodic reports from the Associate Director of IT concerning Sangamo’s significant cybersecurity threats and risk and the processes we have implemented to address them. The Board of Directors also has access to various reports, summaries or presentations related to cybersecurity threats, risk and mitigation.
ITEM 2 – PROPERTIES
Our corporate headquarters occupies approximately 59,485 square feet of research and office space, pursuant to a lease that expires in August 2031, and we occupy approximately 7,700 of office space, pursuant to a lease that expires in August 2026, in Richmond, California. We also lease approximately 103,089 square feet of office space and research and development laboratory facility in Brisbane, California, pursuant to a lease that expires in May 2029. We believe that our facilities are currently adequate to meet our needs. We expect to close our facility in Brisbane, California in the near future.
ITEM 3 – LEGAL PROCEEDINGS
We are not a party to any material pending legal proceeding. From time to time, we may be involved in legal proceedings arising in the ordinary course of business.
ITEM 4 – MINE SAFETY DISCLOSURES
Not Applicable.

PART II
ITEM 5 – MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
Our common stock trades on the Nasdaq Capital Market under the symbol “SGMO.”
Holders
As of March 13, 2025, there were 50 holders of record of our common stock. This number does not include “street name,” or beneficial holders, whose shares are held of record by banks, brokers, financial institutions and other nominees.
Dividends
We have not paid dividends on our common stock, and currently do not plan to pay any cash dividends in the foreseeable future.
Unregistered Sales of Equity Securities
None.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
None.
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
In addition, the “Results of Operations” section of this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” generally discusses 2024 and 2023 items and year-to-year comparisons between 2024 and 2023.
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

Recent Business Highlights
Corporate Updates
Financial Position – Going Concern
Based on our current operating plan, which includes our estimates that our cash and cash equivalents as of December 31, 2024, together with $10.1 million generated through our at-the-market offering program in 2025 and the $5.0 million payment expected from Pfizer by the end of March 2025, we expect to meet our liquidity requirements only into the middle of the second quarter of 2025. Our history of significant losses, negative cash flows from operations, limited liquidity resources currently on hand and dependence on our ability to obtain additional financing to fund our operations have resulted in management’s assessment that there is substantial doubt about our ability to continue as a going concern for at least the next 12 months from the date the financial statements included in this Annual Report are issued. Our ability to continue to operate as a going concern is dependent upon our ability to raise substantial additional capital to fund our operations and support our research and development endeavors, including to progress our preclinical and clinical programs as described in this Annual Report. We need substantial additional capital in order to continue to operate as a going concern and fund our operations. We have been actively seeking, and continue to actively seek, substantial additional capital, including through additional strategic collaborations and other direct investments in our programs, public or private equity or debt financing, royalty financing and other sources. Additional capital may not be available on acceptable terms or at all. In particular, the perception of our ability to continue to operate as a going concern may make it more difficult to obtain financing for the continuation of our operations, particularly in light of currently challenging macroeconomic and market conditions. We may be unable to attract new investments as a result of the speculative nature of our newly reprioritized core neurology preclinical programs and the absence of partners to progress our more advanced clinical programs. In particular, if we are not able to secure a commercialization partner for our Fabry disease program in the near term, our ability to raise additional capital needed to support our operations will be substantially impaired. If adequate funds are not available to us on a timely basis, or at all, we will be required to take additional actions to address our liquidity needs, including additional cost reduction measures such as further reducing operating expenses and delaying, reducing the scope of, discontinuing or altering our research and development activities, which would have a material adverse effect on our business and prospects, or we may be required to cease operations entirely, liquidate all or a portion of our assets, and/or seek protection under the U.S. Bankruptcy Code, and you may lose all or part of your investment. We have explored, and will continue to explore, whether filing for bankruptcy protection is in the best interest of our Company and our stakeholders.
Core Preclinical Neurology Programs and Technology
Chronic Neuropathic Pain – ST-503
•Since our last update in November 2024, the U.S. Food and Drug Administration, or FDA, cleared the investigational new drug application, or IND, for the ST-503 program, an investigational epigenetic regulator for the treatment of intractable pain due to idiopathic small fiber neuropathy, or iSFN, a type of chronic neuropathic pain.
•We are preparing for the Phase 1/2 clinical study to assess the safety, tolerability and preliminary efficacy of a one-time dose of ST-503, administered intrathecally to patients with intractable pain due to iSFN, and expect to commence the enrollment and dosing of patients in mid-2025, subject to our ability to secure adequate additional funding.
•Preliminary proof of efficacy data from the Phase 1/2 study is expected in the fourth quarter of 2026.
Prion Disease
•Clinical trial authorisation, or CTA, enabling activities continue to advance for our epigenetic regulation product candidate to treat prion disease, leveraging our novel proprietary neurotropic adeno-associated virus, or AAV, capsid variant, known as STAC-BBB, which demonstrated industry-leading blood-brain barrier, or BBB, penetration in nonhuman primates, or NHPs, following a single intravenous administration.
•Published a manuscript in bioRxiv titled, “Zinc Finger Repressors mediate widespread prion depletion from the nonhuman primate brain and profoundly extend survival in prion disease mice” demonstrating nonclinical proof of concept for this approach. A single infusion of Sangamo’s zinc finger repressors, or ZFR, significantly reduced expression of prion mRNA and protein in the mouse brain, extended mouse survival and improved an array of molecular, histological, biomarker and behavior readouts – even when administered post-symptomatically to mice with prion disease. In addition, a single intravenous administration of the prion ZFR, delivered via STAC-BBB to NHPs, resulted in potent and widespread repression of prion expression in transduced neurons throughout the brain.
•A CTA submission for the prion program is expected in the first quarter of 2026, subject to our ability to secure adequate additional funding. We plan to begin clinical trial enrollment and dosing in mid-2026, with preliminary clinical data anticipated in the fourth quarter of 2026.

Novel AAV Capsid Delivery Technology
•In December 2024, we and Astellas Gene Therapies, Inc., or Astellas, entered into a license agreement, or the Astellas Agreement, allowing Astellas to leverage our novel AAV capsid, STAC-BBB. The Astellas Agreement grants Astellas a worldwide exclusive license to utilize the STAC-BBB capsid for one target, with the right for Astellas to add up to four additional targets after paying us additional licensed target fees to deliver their intravenously administered genomic medicines to treat certain neurological diseases. We received a $20.0 million upfront license payment from Astellas and are eligible to earn up to $1.3 billion in additional licensed target fees and milestone payments across all five potential neurology disease targets, as well as tiered mid-to-high single digit royalties on net sales of any resulting products, subject to certain specified reductions and other conditions.
•We are actively engaged in advanced contract negotiations with a potential collaborator for a third STAC-BBB license agreement for use in delivering intravenously administered genomic medicines for certain specified neurological diseases.
Clinical Programs
Fabry Disease
•On February 6, 2025, we announced updated preliminary clinical data from our Phase 1/2 STAAR study evaluating 33 Fabry patients dosed with isaralgagene civaparvovec, also known as ST-920, via a platform presentation at the 21st Annual WORLDSymposium. The data showed that as of the September 12, 2024 data cutoff date, sustained benefit was demonstrated with elevated expression of alpha-galactosidase A, or α-Gal A, activity maintained for nearly four years for the longest treated patient. All 18 patients who began the study on enzyme replacement therapy, or ERT, have been withdrawn from, and remain off, ERT as of March 17, 2025. In the 23 patients followed for 12-months or more after treatment, a positive, statistically significant, mean annualized estimated glomerular filtration rate, or eGFR, slope of 3.061 mL/min/1.73m2/year (95% confidence interval: 0.863, 5.258) was observed, indicating notable improvements in renal function. Of the ten patients who had measurable titers of total antibodies, or Abs, or neutralizing antibodies, or Nabs, against α-Gal A associated with ERT at baseline, total Ab or Nab titers decreased markedly in nine patients and became undetectable in seven, following treatment. Important improvements in disease severity were reported in the Fabry Outcome survey adaptation of the Mainz Severity Score, or FOS-MSSI, and significant improvements were observed in the general health, physical component, bodily pain, physical, vitality, social function, and emotional short-form 36, or SF-36 scores. ST-920 continued to be generally well-tolerated, with no liver function test elevations post-dosing requiring steroids.
•Enrollment and dosing are complete in the Phase 1/2 STAAR study.
•In October 2024, we announced that the FDA had provided a clear regulatory pathway to Accelerated Approval for isaralgagene civaparvovec using data from the ongoing Phase 1/2 STAAR study, avoiding the requirement for an additional registrational study and accelerating estimated time to potential approval by approximately three years. The FDA agreed in a Type B interaction that data from the ongoing Phase 1/2 STAAR study can serve as the primary basis for approval under the Accelerated Approval Program, using eGFR slope at 52 weeks across all patients as an intermediate clinical endpoint.
•The 52-week eGFR slope data from all enrolled patients in the Phase 1/2 STAAR study will be available in the first half of 2025 and a potential Biologics License Application, or BLA, submission is anticipated in the second half of 2025.
•We are executing BLA readiness activities for isaralgagene civaparvovec, while continuing to engage in business development negotiations for a potential Fabry commercialization agreement.
Partnered Program
Hemophilia A
•On December 9, 2024, Pfizer Inc., or Pfizer, presented detailed data from the Phase 3 AFFINE trial of giroctocogene fitelparvovec, an investigational gene therapy that we have been developing with Pfizer for patients with moderately severe to severe hemophilia A, in an oral presentation at the 66th American Society for Hematology Annual Meeting and Exposition. The data showed that as of the June 2024 data cut-off date, the AFFINE trial achieved its primary objective of non-inferiority, as well as superiority, of total annualized bleeding rate, or ABR, from Week 12 through at least 15 months of follow up post-infusion compared with routine FVIII replacement prophylaxis treatment. Following a single 3e13 vg/kg dose, giroctocogene fitelparvovec demonstrated a statistically significant reduction in mean total ABR compared to the pre-infusion period. Key secondary endpoints as defined by the trial protocol were met and also demonstrated superiority compared to prophylaxis. In the AFFINE trial, giroctocogene fitelparvovec was generally well tolerated.
•On December 30, 2024, we reported that we are scheduled to regain development and commercialization rights to giroctocogene fitelparvovec following a decision by Pfizer to terminate the global collaboration and license agreement, or Pfizer Collaboration Agreement, between the parties, effective April 21, 2025, or the Termination Date. Pfizer has indicated to us that this termination reflects its decision not to proceed with the BLA and Marketing Authorization Application, or MAA, submissions for, or to pursue commercialization of, giroctocogene fitelparvovec.
•Under the Pfizer Collaboration Agreement, we were eligible to earn from Pfizer up to $220.0 million in milestone payments upon the achievement of certain regulatory and commercial milestones for giroctocogene fitelparvovec and product royalties of 14% - 20% if giroctocogene fitelparvovec was approved and commercialized, subject to certain reductions. As of the Termination Date, the Pfizer Collaboration Agreement will be terminated in its entirety, and we will be entitled to receive an exclusive, worldwide, royalty-bearing, sublicensable license from Pfizer to use Pfizer’s relevant intellectual property to continue developing, manufacturing and commercializing giroctocogene fitelparvovec. In return, Pfizer would be eligible to receive low single digit royalties on net sales of giroctocogene fitelparvovec. In addition, at our request and expense following the Termination Date, Pfizer is required to transition the SB-525 program back to us and provide certain transition-related services to us. All trial participants will continue to be monitored as planned during the transition period. We continue to explore how to maximize the value of the SB-525 program, including a search for a potential new collaboration partner.
Certain Components of Results of Operations
Our revenues have consisted primarily of revenues from collaboration agreements, including upfront license fees, reimbursements for research services, and milestone achievements, and research grant funding. In 2023, our collaboration agreements with Biogen MA, Inc. and Biogen International GmbH, which we refer to together as Biogen, and Novartis Institutes for BioMedical Research, Inc., or Novartis, were terminated. In April 2024, the collaboration agreement with Kite Pharma, Inc., a Gilead Sciences, Inc. subsidiary, or Kite, expired pursuant to its terms, and in December 2024, Pfizer notified us of its termination for convenience of the Pfizer Collaboration Agreement effective April 21, 2025. In 2024, we entered into revenue-generating partnerships for STAC-BBB with Genentech Inc., a member of the Roche Group, or Genentech, and Astellas. In 2024, we entered into revenue-generating partnerships for STAC-BBB with Genentech and Astellas. We expect revenues to continue to fluctuate from period to period and there can be no assurance that our collaborations or partner reimbursements will continue beyond their initial terms or that we are able to meet the milestones specified in these agreements, or that we will be able to secure additional collaborations. For additional information concerning the terms of our ongoing collaboration agreements, see Note 4 – Major Customers, Partnerships and Strategic Alliances in the accompanying notes to the Consolidated Financial Statements included in Part II, Item 8, “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.
We have historically incurred net losses since inception and expect to incur losses for at least the next several years as we continue our research and development activities. To date, we have funded our operations primarily through the issuance of equity securities and revenues from collaborations and research grants.
We expect research and development expenses to increase in the near-term due to Fabry disease program BLA readiness activities and we expect to continue to devote substantial resources to research and development in the future and expect research and development expenses to increase in the next several years if we are successful in raising substantial additional capital and advancing our product candidates from research stage through clinical trials.
General and administrative expenses consist primarily of salaries and personnel related expenses for executive, finance and administrative personnel, stock-based compensation expense, professional fees, allocated facilities and information technology expenses, patent prosecution expenses and other general corporate expenses. Although we expect general and administrative expenses to remain consistent in the near term, we expect the growth of our business to require increased general and administrative expenses if we are successful in raising substantial additional capital and advancing our product candidates from research stage through clinical trials.
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
We believe our critical accounting policies and estimates relating to revenue recognition and valuation of long-lived assets are the most significant estimates and assumptions used in the preparation of our Consolidated Financial Statements.
For a complete description of our significant accounting policies, see Note 1 – Organization, Basis of Presentation and Summary of Significant Accounting Policies in the accompanying notes to the Consolidated Financial Statements included in Part II, Item 8, “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.
Revenue Recognition
Our revenues are primarily derived from collaboration agreements, including licensing arrangements and research services. Research and license agreements typically include nonrefundable upfront signing or license fees, payments at negotiated rates for time incurred by our researchers, third-party cost reimbursements, additional target selection fees, sublicense fees, milestone payments tied to ongoing development and product commercialization, and royalties on future licensees’ product sales. All funds received from our collaboration partners are generally not refundable. Non-refundable upfront fees are fixed at the commencement of the contract. All other fees represent variable consideration in contracts. For contracts that contain a provision where we reimburse our customer for certain costs they incur and where we do not acquire any distinct goods or services in exchange for such payments, we account for it as a reduction to the contract transaction price. Deferred revenue primarily represents the portion of nonrefundable upfront fees received but not earned.
For a further description of our revenue recognition, see Note 1 – Organization, Basis of Presentation and Summary of Significant Accounting Policies and Note 4 – Major Customers, Partnerships and Strategic Alliances in the accompanying notes to the Consolidated Financial Statements included in Part II, Item 8, “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.
Valuation of Long-lived Assets
We evaluate the carrying value of long-lived assets, which include property and equipment, leasehold improvements and right-of-use assets, for impairment whenever events or changes in circumstances indicate that the carrying amounts of the asset may not be fully recoverable. If a change in circumstance occurs that indicates long-lived assets may be impaired, we perform a test of recoverability by comparing the carrying value of the asset or asset group to its undiscounted expected future cash flows. The long-lived asset evaluation is performed at the asset group level, i.e., the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. We reassess the composition of our asset groups whenever there are changes in its operations that affect whether the cash flows associated with assets included in asset groups are largely independent. If the impairment review indicates that the carrying amount of an asset group is not recoverable, an impairment loss is measured as the amount by which the carrying amount of an asset group exceeds its fair value. Any impairment loss is allocated to the long-lived assets of the group on a pro rata basis using the relative carrying amounts of those assets, except that the carrying amount of an individual asset shall not be reduced below its fair value.
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
For a further description of our valuation of long-lived assets, see Note 1 – Organization, Basis of Presentation and Summary of Significant Accounting Policies and Note 5 – Impairment of Goodwill, Indefinite-lived Intangible Assets and Long-lived Assets and Write-Down of Assets Held For Sale in the accompanying notes to the Consolidated Financial Statements included in Part II, Item 8, “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.
As of December 31, 2023, we had fully impaired our goodwill and our indefinite-lived intangible asset. For a further description of the impairment, see Note 5 – Impairment of Goodwill, Indefinite-lived Intangible Assets and Long-lived Assets and Write-Down of Assets Held For Sale in the accompanying notes to the Consolidated Financial Statements included in Part II, Item 8, “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

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
Results of Operations
Years Ended December 31, 2024 and 2023
Revenues

	Year Ended December 31,
	(in thousands, except percentage values)
	2024	2023	Change	%
Revenues	$57,800	$176,232	$(118,432)	(67)%
Revenues in 2024 primarily consisted of revenues from the collaboration agreements with Genentech and Astellas, and royalties from our license agreements with Sigma-Aldrich Corporation, or Sigma, and Open Monoclonal Technology, Inc. (now Ligand Pharmaceuticals Inc.), or Ligand. We anticipate revenues in the future will be derived primarily from our license agreements. The terminations of our collaboration agreements with Biogen and Novartis became effective in June 2023, following which we are not entitled to any further milestone payments or royalties from either Biogen or Novartis, nor does either Biogen or Novartis have any further obligations to develop or to reimburse us the costs of any of the programs previously subject to the Biogen and Novartis collaborations. Further, our collaboration agreement with Kite expired pursuant to its terms in April 2024. Moreover, in December 2024, Pfizer notified us of its termination for convenience of the collaboration agreement effective April 21, 2025, and we are not entitled to receive any further milestone payments or royalties from Pfizer.
The decrease of $118.4 million in revenues in 2024 compared to 2023 was primarily attributed to decreases of $134.8 million and $12.2 million in revenues relating to our collaboration agreements with Biogen and Novartis, respectively, due to the termination of such agreements, a decrease of $20.5 million in revenue relating to our collaboration agreement with Kite due to its expiration, a decrease of $4.7 million in revenue relating to our license agreements with Sigma and Ligand, and a decrease of $2.7 million in revenue relating to our other license agreements. These decreases were offset by $50.0 million in revenue relating to our collaboration agreement with Genentech and $6.5 million in revenue relating to our collaboration agreement with Astellas.
Operating Expenses

	Year Ended December 31,
	(in thousands, except percentage values)
	2024	2023	Change	%
Operating expenses:
Research and development	$111,521	$234,057	$(122,536)	(52)%
General and administrative	44,727	61,167	(16,440)	(27)%
Impairment of long-lived assets	5,521	89,485	(83,964)	(94)%
Impairment of goodwill and indefinite-lived intangible assets	—	65,528	(65,528)	(100)%
Total operating expenses	$161,769	$450,237	$(288,468)	(64)%
Research and Development Expenses
Research and development expenses consisted primarily of compensation related expenses, including restructuring charges and stock-based compensation, laboratory supplies, preclinical and clinical studies, manufacturing clinical supply, contracted research and development, and allocated facilities and information technology expenses.
The decrease of $122.5 million in research and development expenses in 2024 compared to 2023 was primarily attributable to lower preclinical, clinical and manufacturing expenses of $52.6 million primarily related to the termination of collaboration agreements with Biogen and Novartis and deferral and reprioritization of certain programs, lower compensation and other personnel costs of $43.1 million due to lower headcount as a result of restructurings of operations and corresponding reductions in workforce announced during 2023 and restructuring charges, lower allocated overhead costs of $14.5 million due to changes in the pool of allocable costs as a result of restructuring of operations, and lower facilities and infrastructure related expenses of $12.1 million, including depreciation. Stock-based compensation expense included in research and development expenses was $5.7 million and $15.2 million for the years ended December 31, 2024 and 2023, respectively.
The table below shows research and development expenses related to our clinical, preclinical and other research and development programs. As shown in the table below, the Fabry clinical program contributed $19.2 million of the decrease in our research and development expenses in 2024 as compared to 2023, primarily driven by favorable outcome of our interaction with the FDA, which resulted in the decreased spend on the program. Preclinical and research programs decreased by $47.3 million and other research and development programs decreased by $56.0 million primarily driven by termination of collaboration agreements with Biogen and Novartis and deferral and reprioritization of certain programs.

	Year Ended December 31,
	(in thousands)
Programs	2024	2023
Fabry clinical program	$27,725	$46,938
Wholly owned preclinical programs and early research activities	68,255	115,577
Other research and development programs	15,541	71,542
Total research and development expenses	$111,521	$234,057
We expect research and development expenses to increase in the near-term due to Fabry disease program BLA readiness activities. We expect to continue to devote substantial resources to research and development in the future and expect research and development expenses to increase in the next several years if we are successful in raising substantial additional capital and advancing our product candidates from research stage through clinical trials.
The length of time required to complete our development programs and our development costs for those programs may be impacted by the results of preclinical testing, scope and timing of enrollment in clinical trials for our product candidates, our decisions to pursue development programs in other therapeutic areas, whether we pursue development of our product candidates with a partner or collaborator or independently and our ability to secure the necessary funding to progress the development of our programs. In addition, we are actively seeking commercialization and collaboration partners or a direct external investment, as applicable, to progress our Fabry disease and hemophilia A programs, STAC-BBB capsid and modular integrase platforms. Furthermore, the scope and number of clinical trials required to obtain regulatory approval for each pursued therapeutic area is subject to the input of the applicable regulatory authorities, and we have not yet sought such input for all potential therapeutic areas that we may elect to pursue, and even after having given such input, applicable regulatory authorities may subsequently require additional clinical studies prior to granting regulatory approval based on new data generated by us or other companies, or for other reasons outside of our control. As a condition to any regulatory approval, we may also be subject to post-marketing development commitments, including additional clinical trial requirements. As a result of the uncertainties discussed above, we are unable to determine the duration of or complete costs associated with our development programs.
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
The decrease of $16.4 million in general and administrative expenses in 2024 compared to 2023 was primarily attributable to lower compensation and other personnel costs of $12.1 million due to lower headcount as a result of restructurings of operations and corresponding reductions in workforce announced during 2023 and restructuring charges, lower facilities and infrastructure related costs of $8.1 million, lower external professional services expenses of $8.0 million, and Biogen contract cost asset amortization of $2.6 million recorded in 2023 due to the termination of the collaboration agreement. These decreases were partially offset by higher allocated overhead costs of $14.5 million due to changes in the pool of allocable costs as a result of restructuring of operations. Stock-based compensation expense included in general and administrative expenses was $6.7 million and $12.2 million for the years ended December 31, 2024 and 2023, respectively.

Restructuring Charges
In 2023, we executed a series of restructurings of operations and corresponding reductions in workforce announced in April and November 2023. In 2024, we executed a wind-down of our French research and development activities and a corresponding workforce reduction. These restructurings were designed to reduce overall costs and advance our strategic transformation into a neurology focused genomic medicine company focused on epigenetic regulation programs addressing serious neurological diseases and novel AAV capsid delivery technology. No expenses related to the April 2023 Restructuring were incurred during the year ended December 31, 2024. In connection with the November 2023 Restructuring and France Restructuring, the expenses incurred and adjustments recorded during the year ended December 31, 2024 related to employee severance and notice period payments, benefits, and other employee-related costs were not material.
For more information see Note 10 – Restructuring Charges in the accompanying notes to the Consolidated Financial Statements included in Part II, Item 8, “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.
Impairment
During the year ended December 31, 2024, we recognized impairment charges of $5.5 million. During the year, our Board of Directors approved the France Restructuring, we initiated several actions aimed at reducing costs, including activities related to the closure of our facility in Brisbane, California, and we faced a decline in our stock price and related market capitalization. There was also a decline in the market rates for facility subleases, indicating the carrying values of right of use and leasehold improvement assets could be impaired. As a result of these factors, we concluded certain long-lived assets, primarily comprising right-of-use assets, related leasehold improvements, and certain manufacturing and laboratory equipment, were impaired.
For more information see Note 5 – Impairment of Goodwill, Indefinite-lived Intangible Assets and Long-lived Assets and Write-Down of Assets Held For Sale in the accompanying notes to the Consolidated Financial Statements included in Part II, Item 8, “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.
Interest and other income, net
Interest and other income, net was $5.9 million and $11.1 million for the years ended December 31, 2024 and 2023, respectively. The decrease of $5.2 million in 2024 compared to 2023 was primarily driven by a decrease of $5.2 million in interest income due to a decrease in marketable securities and a decrease of $3.4 million in research tax credits, partially offset by $2.9 million related to fluctuations in foreign currency exchange rates and $0.6 million from gain on sale of investments.
Income tax benefit
The income tax benefit was $0.2 million and $5.1 million for the years ended December 31, 2024 and 2023, respectively. The income tax benefit for the year ended December 31, 2024 was due to the reversal of the Company’s United Kingdom subsidiary’s long-term payable as a result of the statute of limitations lapsing. The income tax benefit for the year ended December 31, 2023 was primarily driven by the reduction of the foreign deferred tax liability due to the impairment of the indefinite-lived intangible asset and was offset by the setup of the valuation allowance for the Company’s United Kingdom subsidiary.
Beginning in 2022, the 2017 Tax Cuts and Jobs Act amended Section 174 to eliminate current-year deductibility of research and experimentation, or R&E, expenditures and software development costs, collectively, R&E expenditures, and instead require taxpayers to charge their R&E expenditures to a capital account amortized over five years (15 years for expenditures attributable R&E activity performed outside the United States). We generated a deferred tax asset for capitalized R&E expenditures for the years ended December 31, 2024 and 2023, which is fully offset with a valuation allowance.
As of December 31, 2024, we had net operating loss carryforwards for federal and state income tax purposes of approximately $818.5 million and $349.8 million, respectively. The federal net operating loss generated before 2018 will begin to expire in 2025 and will keep expiring through 2037, if not utilized. Federal net operating losses generated from 2018 will carry forward indefinitely. If not utilized, the state net operating loss carryforwards will begin to expire in 2029. The Company’s French net operating loss carryforward balance is $120.4 million, which carries over indefinitely. We also have federal and state research tax credit carryforwards of $50.0 million and $33.2 million, respectively. The federal research credits will begin to expire in 2025, while the state research credits have no expiration date. Utilization of our net operating loss carryforwards and research tax credit carryforwards may be subject to substantial annual limitations due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. The annual limitation could result in the expiration of the net operating loss carryforwards and research tax credit carryforwards before use. Due to the carryforwards related to the net operating losses and research and development tax credits, we do not expect to pay any U.S. federal taxes related to income in the near future.

Liquidity and Capital Resources
Liquidity
Since inception, we have incurred significant net losses, and we have funded our operations primarily through the issuance of equity securities, payments from corporate collaborators and strategic partners and research grants.
As of December 31, 2024, we had cash and cash equivalents of $41.9 million compared to cash, cash equivalents and marketable securities of $81.0 million as of December 31, 2023. Our most significant use of capital during the year was for external research and development expenses, such as manufacturing, clinical trials and preclinical activity related to our therapeutic programs, and employee compensation. Cash in excess of immediate requirements is invested in accordance with our investment policy with a view toward capital preservation and liquidity.
In August 2020, we entered into an Open Market Sale Agreement℠, or the sales agreement, with Jefferies LLC, providing for the sale of up to $150.0 million of our common stock from time to time in “at-the-market” offerings under an existing shelf registration statement. In December 2022, we entered into Amendment No. 2 to the Open Market Sale Agreement℠, which increased the aggregate offering price under the sales agreement by an additional $175.0 million. Approximately $186.9 million remained available under the sales agreement as of December 31, 2024. We sold 3,638,740 shares of our common stock for net proceeds of approximately $7.1 million during the year ended December 31, 2024 and 8,249,261 shares of our common stock for net proceeds of approximately $15.1 million during the year ended December 31, 2023. Additionally, in March 2024, we issued 24,761,905 shares of common stock, pre‑funded warrants to purchase 3,809,523 shares of common stock and accompanying warrants to purchase an aggregate of 28,571,428 shares of common stock at a price per share of common stock (or pre-funded warrant in lieu thereof) and accompanying warrant of $0.84 per share, for total net proceeds of approximately $21.9 million, after deducting placement agent fees and offering expenses.
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
Based on our current operating plan, which includes our estimates that our cash and cash equivalents as of December 31, 2024, together with $10.1 million generated through our at-the-market offering program in 2025 and the $5.0 million payment expected from Pfizer by the end of March 2025, we expect to meet our liquidity requirements only into the middle of the second quarter of 2025. Our history of significant losses, negative cash flows from operations, limited liquidity resources currently on hand and dependence on our ability to obtain additional financing to fund our operations have resulted in management’s assessment that there is substantial doubt about our ability to continue as a going concern for at least the next 12 months from the date the financial statements included in this Annual Report are issued. Our ability to continue to operate as a going concern is dependent upon our ability to raise substantial additional capital to fund our operations and support our research and development endeavors, including to progress our preclinical and clinical programs as described in this Annual Report. We need substantial additional capital in order to continue to operate as a going concern and fund our operations. We have been actively seeking, and continue to actively seek, substantial additional capital, including through additional strategic collaborations and other direct investments in our programs, public or private equity or debt financing, royalty financing and other sources. Additional capital may not be available on acceptable terms or at all. In particular, the perception of our ability to continue to operate as a going concern may make it more difficult to obtain financing for the continuation of our operations, particularly in light of currently challenging macroeconomic and market conditions. Further, we may be unable to attract new investments as a result of the speculative nature of our newly reprioritized core neurology preclinical programs and the absence of partners to progress our more advanced clinical programs. In particular, if we are not able to secure a commercialization partner for our Fabry disease program in the near term, our ability to raise additional capital needed to support our operations will be substantially impaired. If adequate funds are not available to us on a timely basis, or at all, we will be required to take additional actions to address our liquidity needs, including additional cost reduction measures such as further reducing operating expenses and delaying, reducing the scope of, discontinuing or altering our research and development activities, which would have a material adverse effect on our business and prospects, or we may be required to cease operations entirely, liquidate all or a portion of our assets, and/or seek protection under the U.S. Bankruptcy Code, and you may lose all or part of your investment. We have explored, and will continue to explore, whether filing for bankruptcy protection is in the best interest of our Company and our stakeholders.
Moreover, we rely in part on our collaboration partners to provide funding for and otherwise advance our preclinical and clinical programs. While we continue to advance ongoing business development discussions with potential commercialization and collaboration partners, we may not be successful in doing so in a timely manner, on acceptable terms or at all, and we may otherwise fail to raise sufficient additional capital to advance our programs, in which case, we may not receive the expected return on our investments in these programs, platforms and technologies. In any event, we need substantial additional funding in order to execute on our current operating plan, and our ability to raise such funding will be substantially impaired if we are not able to secure a commercialization partner for our Fabry disease program in the near term. If we raise additional capital through public or private equity offerings, including sales pursuant to our at-the-market offering program with Jefferies LLC, the ownership interest of our existing stockholders will be diluted, and such dilution may be substantial given our current stock price decline, and the terms of any new equity securities may have a preference over, and include rights superior to, our common stock. If we raise additional capital through royalty financings or other collaborations, strategic alliances or licensing arrangements with third parties, we may need to relinquish certain valuable rights to our product candidates, technologies, future revenue streams or research programs or grant licenses on terms that may not be favorable. If we raise additional capital through debt financing, we may be subject to specified financial covenants or covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or pursuing certain transactions, any of which could restrict our ability to commercialize our product candidates or operate as a business.
In addition, as we focus our efforts on proprietary human therapeutics, we will need to seek regulatory approvals of our product candidates from the FDA or other comparable foreign regulatory authorities, a process that could cost in excess of hundreds of millions of dollars per product. We may experience difficulties in accessing the capital markets due to external factors beyond our control, such as volatility in the equity markets for emerging biotechnology companies and general economic and market conditions both in the United States and abroad. In particular, our ability to raise the substantial additional capital we need in order to fund our business may be adversely impacted by global economic conditions and disruptions to and volatility in the credit and financial markets in the United States and worldwide, such as has been experienced recently due in part to, among other things, the ongoing conflict between Russia and Ukraine, conflicts in the Middle East, and geopolitical challenges arising from the imposition of tariffs and escalating trade tensions. We cannot be certain that we will be able to obtain financing on terms acceptable to us, or at all.
Cash Flows
Operating activities
Net cash used in operating activities was $67.1 million in 2024, primarily due to:
•a net loss of $97.9 million, adjusted for non-cash goodwill, indefinite-lived intangible assets, and long-lived asset impairment charges of $5.5 million, other non-cash expenses related to stock-based compensation of $12.4 million, depreciation and amortization of $5.1 million, amortization of operating lease right-of-use assets of $4.3 million, and other non-cash adjustments of $0.3 million, offset by gain on sale of assets classified as held for sale of $1.0 million, and accretion of discounts and impairment of marketable securities of $0.3 million; and
•a decrease in accounts payable and other accrued liabilities of $14.2 million, a decrease in lease liabilities of $5.6 million, and a decrease in other non-current liabilities of $0.3 million. These were partially offset by an increase in deferred revenues of $13.4 million, an increase in accrued compensation and employee benefits of $5.7 million, a decrease in prepaid expenses and other assets of $4.4 million, a decrease in refundable research income tax credits of $0.6 million, and a decrease in accounts receivable of $0.4 million.
Net cash used in operating activities was $224.8 million in 2023, primarily due to:
•a net loss of $257.8 million, adjusted for non-cash goodwill, indefinite-lived intangible assets, and long-lived asset impairment charges of $155.0 million, other non-cash expenses related to stock-based compensation of $27.4 million, depreciation and amortization of $15.1 million, amortization of operating lease right-of-use assets of $7.1 million, and other non-cash adjustments of $1.1 million, offset by income tax benefit of $6.3 million related to reversal of the deferred tax liability as a result of impairment of the associated indefinite-lived intangible assets, accretion of discounts and impairment of marketable securities of $2.3 million; and
•a decrease in deferred revenues of $161.2 million, mainly attributed to the impact of the termination and related contract modification of our collaboration agreement with Biogen and changes in estimate for our collaboration agreement with Kite, a decrease in accrued compensation and employee benefits of $12.7 million, a decrease in lease liabilities of $5.0 million, and an increase in refundable research income tax credits of $3.7 million. These were partially offset by a decrease in prepaid expenses and other assets of $10.3 million, an increase in accounts payable and other accrued liabilities of $5.6 million, and a decrease in accounts receivable of $2.8 million.
Investing activities
Net cash provided by investing activities was $37.5 million in 2024, primarily related to sales of marketable securities of $34.7 million, proceeds from sale of assets classified as held for sale of $2.0 million, and maturities of marketable securities of $1.1 million, partially offset by purchases of property and equipment of $0.3 million.
Net cash provided by investing activities was $153.5 million in 2023, primarily related to maturities of marketable securities of $214.5 million and sales of marketable securities of $19.7 million, partially offset by purchases of marketable securities of $59.6 million and purchases of property and equipment of $21.2 million.
Financing activities
Net cash provided by financing activities was $28.4 million in 2024, primarily related to $21.9 million of proceeds from issuance of common stock, net of offering expenses of $2.1 million, $7.1 million of proceeds from the at-the-market offering, net of offering expenses of $0.4 million, and proceeds from purchases of common stock under employee stock purchase plan of $0.3 million, partially offset by taxes paid related to net share settlement of equity awards of $0.9 million.
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
Operating Capital and Capital Expenditure Requirements
We anticipate continuing to incur operating losses for at least the next several years and need to raise substantial additional capital. The effects of the current macroeconomic environment, including the effects of war in Ukraine and conflicts in the Middle East, geopolitical challenges resulting from the imposition of tariffs and escalating trade tensions, inflation, climate change, fluctuations in interest rates and other economic uncertainty and volatility, has resulted and may continue to result in significant disruption of global financial markets, which could impair our ability to access capital on terms that are acceptable or at all, and in turn could negatively affect our liquidity and our ability to continue to operate as a going concern. Future capital requirements beyond the period into which we expect our existing cash and cash equivalents will be sufficient to fund our planned operations, will be substantial, and we need to raise substantial additional capital to continue to operate as a going concern and to fund the development, manufacturing and potential commercialization of our product candidates (see “–Financial Position–Going Concern” and “–Liquidity and Capital Resources–Liquidity” above).
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
•the success of our existing collaboration agreements and our ability to secure additional collaborations;
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

Contractual Obligations
Our contractual obligations as of December 31, 2024 relate primarily to (i) operating leases consisting of base rents for facilities we occupy in Brisbane, California and Richmond, California, (ii) purchase obligations related to manufacturing, facilities, and equipment, and (iii) license obligations for ongoing license maintenance fees associated with cancellable in-licensed patent agreements. These agreements are enforceable and legally binding and specify all significant terms, including fixed or minimum services to be used, fixed, minimum or variable price, and the approximate timing of the actions under the contracts. For more information regarding our contractual obligations and commitments as of December 31, 2024, see Note 7 – Commitments and Contingencies in the accompanying notes to the Consolidated Financial Statements included in Part II, Item 8, “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.
ITEM 7A – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934, as amended, and are not required to provide the information otherwise required under this item.

ITEM 8 – FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
SANGAMO THERAPEUTICS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Sangamo Therapeutics, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Sangamo Therapeutics, Inc. (the Company) as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive loss, stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 17, 2025 expressed an unqualified opinion thereon.
The Company’s Ability to Continue as a Going Concern
The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations and has stated that substantial doubt exists about the Company’s ability to continue as a going concern. Management’s evaluation of the events and conditions and management’s plans regarding these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.
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
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Impairment of long-lived assets and assets held for sale

Description of the Matter	As discussed in Note 1 of the consolidated financial statements, the Company reviews its long-lived assets, including right-of-use assets (“RoU”), property and equipment and assets held for sale, for impairment, whenever events or changes in circumstances indicate that the carrying amounts of the assets may not be fully recoverable. The Company compares expected future cash flows of each asset group to the carrying value of those assets. If the expected future cash flows (undiscounted) are less than the carrying amount of such assets, the Company recognizes an impairment loss for the difference between the carrying value of the asset group and its estimated fair value, which is allocated to assets of the group on a pro rata basis using the relative carrying amounts of those assets, with the carrying amount of an individual asset not being reduced below its fair value. During 2024, the Company determined its long-lived assets comprised two asset groups for its recoverability test. During the year ended December 31, 2024, the Company recorded impairment of $5.5 million, consisting of $2.9 million related to right-of-use assets, $0.6 million related to leasehold improvements and $2.0 million related to assets held for sale.

Auditing the Company’s impairment of long-lived assets and assets held for sale was complex and required a high degree of auditor judgment when performing procedures due to the significant estimation uncertainty in determining the fair value of long-lived assets and assets held for sale. Significant judgments made by management related to valuation of right-of-use assets included determining the discount rate, the length of time to enter into a sublease and market rental rates. Management also made significant judgments in estimating market-based pricing for machinery and equipment held for sale.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over management’s evaluation of impairment of long-lived assets and assets held for sale. For example, we tested management’s controls over the determination of the discount rate, the length of time to enter into a sublease, market rental rates and other key assumptions used in the determination of the fair value of long-lived assets and assets held for sale.

Our audit procedures included, among others, evaluating the methodology and valuation models used and testing the key inputs and significant assumptions discussed above. We evaluated the significant assumptions described above comparing them to external market data for right-of-use assets and comparable executed transactions for machinery and equipment held for sale. Our procedures included evaluating the data sources used by management in determining its significant assumptions and included an evaluation of available information that either corroborated or contradicted management’s conclusions. We involved our valuation professionals to assess the methodology and valuation of long-lived assets including right-of-use assets, property and equipment and assets held for sale, including evaluating the reasonableness of certain significant assumptions.

Accounting for revenue from collaboration agreements

Description of the Matter	The Company recorded $56.5 million in revenue from collaboration agreements for the year ended December 31, 2024. As discussed in Note 1 of the consolidated financial statements, terms of the Company’s collaboration agreements include a license for the Company’s technology or programs and research and development services. Amounts received under such arrangements include nonrefundable upfront payments, milestone and other contingent payments for the achievement of defined collaboration objectives and certain preclinical, clinical, regulatory and sales-based events, as well as royalties on sales of any commercialized products. Revenues are recognized at a point in time, in the case of the license, upon satisfying the relevant performance obligations, or over time, and in the case of research and development services, by measuring progress towards satisfaction of the relevant performance obligation, using an input method (i.e., cumulative actual costs incurred relative to total estimated costs).

Auditing the Company’s accounting for revenue from the collaboration agreements was complex and required significant judgments primarily in identifying which elements represent distinct performance obligations, determining the standalone selling price of the identified performance obligations, measurement and allocation of arrangement consideration and evaluating estimates of the total expected inputs under the input method for revenue recognized over time.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over management’s evaluation of revenue recognition process. For example, we tested management’s controls over review of new revenue agreements, the determination of the standalone selling price of the identified performance obligations as well as the Company’s estimates of the total costs required to complete each performance obligation and its periodic reassessment of the estimates of total costs expected to complete the performance obligations.

Our audit procedures included, among others, evaluating whether the identified performance obligations were properly determined, and the transaction price was properly measured and allocated to the identified performance obligations. To test the measurement of efforts toward satisfying the performance obligation, our audit procedures included, among others, testing of cash receipts, reviewing management’s analysis for accuracy and completeness by agreeing data to the underlying contract, inspecting research or steering committee minutes, testing the application of the input method for the recognition of revenue, including testing the estimated total inputs and actual inputs incurred.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 1997.
San Mateo, California
March 17, 2025

SANGAMO THERAPEUTICS, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	December 31,
	2024	2023
ASSETS
Current assets:
Cash and cash equivalents	$41,918	$45,204
Marketable securities	—	35,798
Accounts receivable	526	923
Refundable research income tax credits	4,072	3,144
Prepaid expenses and other current assets	5,175	9,259
Total current assets	51,691	94,328
Property and equipment, net	17,887	26,874
Operating lease right-of-use assets	16,869	25,991
Refundable research income tax credits, non-current	12,809	15,362
Other non-current assets	879	1,265
Restricted cash	1,500	1,500
Total assets	$101,635	$165,320
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$15,485	$15,259
Accrued compensation and employee benefits	14,569	8,918
Other accrued liabilities	8,195	23,554
Deferred revenues	7,556	—
Total current liabilities	45,805	47,731
Deferred revenues, non-current	5,874	—
Long-term portion of lease liabilities	26,253	33,515
Other non-current liabilities	933	1,187
Total liabilities	78,865	82,433
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value, 5,000,000 shares authorized, and no shares issued or outstanding	—	—
Common stock, $0.01 par value; 960,000,000 shares authorized; 212,837,679 and 178,133,548 shares issued and outstanding at December 31, 2024 and 2023, respectively	2,128	1,781
Additional paid-in capital	1,532,489	1,492,077
Accumulated deficit	(1,504,317)	(1,406,376)
Accumulated other comprehensive loss	(7,530)	(4,595)
Total stockholders’ equity	22,770	82,887
Total liabilities and stockholders’ equity	$101,635	$165,320
See accompanying Notes to Consolidated Financial Statements.

SANGAMO THERAPEUTICS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Year Ended December 31,
	2024	2023
Revenues	$57,800	$176,232
Operating expenses:
Research and development	111,521	234,057
General and administrative	44,727	61,167
Impairment of long-lived assets	5,521	65,528
Impairment of goodwill and indefinite-lived intangible assets	—	89,485
Total operating expenses	161,769	450,237
Loss from operations	(103,969)	(274,005)
Interest and other income, net	5,861	11,102
Loss before income taxes	(98,108)	(262,903)
Income tax benefit	(167)	(5,072)
Net loss	$(97,941)	$(257,831)
Basic and diluted net loss per share	$(0.49)	$(1.48)
Shares used in computing basic and diluted net loss per share	201,699	174,444
See accompanying Notes to Consolidated Financial Statements.

SANGAMO THERAPEUTICS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)

	Year Ended December 31,
	2024	2023
Net loss	$(97,941)	$(257,831)
Foreign currency translation adjustment	(2,943)	2,848
Net pension gain (loss)	241	(163)
Unrealized (loss) gain on marketable securities, net of tax	(233)	1,124
Comprehensive loss	$(100,876)	$(254,022)
See accompanying Notes to Consolidated Financial Statements.

SANGAMO THERAPEUTICS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share amounts)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount
Balances at December 31, 2022	166,793,320	$1,668	$1,450,239	$(1,148,545)	$(8,404)	$294,958
Issuance of common stock in at-the-market offering, net of offering expenses	8,249,261	82	15,024	—	—	15,106
Issuance of common stock upon exercise of stock options and vesting of restricted stock units, net of tax	1,744,118	18	(1,471)	—	—	(1,453)
Issuance of common stock under employee stock purchase plan	1,346,849	13	922	—	—	935
Stock-based compensation	—	—	27,363	—	—	27,363
Foreign currency translation adjustment	—	—	—	—	2,848	2,848
Net pension losses	—	—	—	—	(163)	(163)
Net unrealized gain on marketable securities, net of tax	—	—	—	—	1,124	1,124
Net loss	—	—	—	(257,831)	—	(257,831)
Balances at December 31, 2023	178,133,548	1,781	1,492,077	(1,406,376)	(4,595)	82,887
Issuance of common stock, net of offering expenses	24,761,905	248	21,540	—	—	21,788
Issuance of common stock upon exercise of pre-funded warrants	3,809,523	38	33	—	—	71
Issuance of common stock in at-the-market offering, net of offering expenses	3,638,740	36	7,096	—	—	7,132
Issuance of common stock upon exercise of stock options and vesting of restricted stock units, net of tax	1,746,271	17	(921)	—	—	(904)
Issuance of common stock under employee stock purchase plan	747,692	8	282	—	—	290
Stock-based compensation	—	—	12,382	—	—	12,382
Foreign currency translation adjustment	—	—	—	—	(2,943)	(2,943)
Net pension gains	—	—	—	—	241	241
Net unrealized loss on marketable securities, net of tax	—	—	—	—	(233)	(233)
Net loss	—	—	—	(97,941)	—	(97,941)
Balances at December 31, 2024	212,837,679	$2,128	$1,532,489	$(1,504,317)	$(7,530)	$22,770
See accompanying Notes to Consolidated Financial Statements.

SANGAMO THERAPEUTICS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2024	2023
Operating Activities:
Net loss	$(97,941)	$(257,831)
Adjustments to reconcile net loss to net cash used in operating activities:
Impairment of long-lived assets	5,521	65,528
Depreciation and amortization	5,107	15,065
Accretion of discount and impairment on marketable securities	(273)	(2,329)
Amortization in operating lease right-of-use assets	4,254	7,127
Stock-based compensation	12,382	27,363
Gain on sale of assets classified as held for sale	(1,026)	—
Other	330	1,119
Impairment of goodwill and indefinite-lived intangible assets	—	89,485
Deferred income tax benefit	—	(6,335)
Net changes in operating assets and liabilities:
Accounts receivable	397	2,755
Refundable research income tax credits	556	(3,731)
Prepaid expenses and other assets	4,384	10,256
Accounts payable and other accrued liabilities	(14,169)	5,589
Accrued compensation and employee benefits	5,743	(12,690)
Deferred revenues	13,430	(161,156)
Lease liabilities	(5,579)	(5,037)
Other non-current liabilities	(255)	(20)
Net cash used in operating activities	(67,139)	(224,842)
Investing Activities:
Purchases of marketable securities	—	(59,551)
Maturities of marketable securities	1,110	214,500
Proceeds from sale of marketable securities	34,730	19,737
Proceeds from sale of assets classified as held for sale	1,951	—
Purchases of property and equipment	(267)	(21,155)
Net cash provided by investing activities	37,524	153,531
Financing Activities:
Proceeds from at-the-market offering, net of offering expenses	7,132	15,106
Proceeds from issuance of common stock, net of offering expenses	21,859	—
Taxes paid related to net share settlement of equity awards	(904)	(1,453)
Proceeds from issuance of common stock under employee stock purchase plan	290	935
Net cash provided by financing activities	28,377	14,588
Effect of exchange rate changes on cash and cash equivalents and restricted cash	(2,048)	1,483
Net decrease in cash, cash equivalents and restricted cash	(3,286)	(55,240)
Cash, cash equivalents and restricted cash, beginning of period	46,704	101,944
Cash, cash equivalents and restricted cash, end of period	$43,418	$46,704
Supplemental cash flow disclosures:
Property and equipment included in unpaid liabilities	$236	$447
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
Liquidity, Going Concern and Capital Resources
Sangamo is currently working on a number of long-term development projects that involve experimental technologies. The projects will require several years and substantial expenditures to complete and ultimately may be unsuccessful. In recent years, the Company’s operations have been funded primarily through collaborations and strategic partnerships, research grants and from the issuance of equity securities. As of December 31, 2024, the Company had capital resources of $41.9 million consisting of cash and cash equivalents.
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
The Company’s history of significant losses, its negative cash flows from operations, its limited liquidity resources currently on hand, and its dependence on additional financing to fund its operations after the current resources are exhausted raise substantial doubt about its ability to continue to operate as a going concern within one year after the date that the Consolidated Financial Statements are issued. Based on the Company’s current operating plan, which includes the Company’s estimates that its cash and cash equivalents as of December 31, 2024, together with $10.1 million generated through the at-the-market offering program in 2025 and the $5.0 million payment expected from Pfizer by the end of March 2025, the Company expects to meet its liquidity requirements only into the middle of the second quarter of 2025, which is less than one year following the date these Consolidated Financial Statements are issued.
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
If the Company is unable to raise capital on acceptable terms, or at all, or if it is unable to procure collaboration arrangements or external direct investments to advance its programs, the Company would be required to discontinue some or all of its operations or develop and implement a plan to further extend payables, reduce overhead or scale back its current operating plan until sufficient additional capital is raised to support further operations. There can be no assurance that such a plan would be successful. Additional capital may not be available to the Company on a timely basis, on terms that are acceptable or at all. In particular, the perception of the Company’s ability to continue to operate as a going concern may make it more difficult to obtain financing for the continuation of its operations, particularly in light of currently challenging macroeconomic and market conditions. Further, the Company may be unable to attract new investments as a result of the speculative nature of its newly reprioritized core neurology preclinical programs and the absence of partners to progress its more advanced clinical programs. In particular, if the Company is not able to secure a commercialization partner for its Fabry disease program in the near term, the Company’s ability to raise additional capital needed to support its operations will be substantially impaired. If adequate funds are not available to the Company on a timely basis, or at all, the Company will be required to take additional actions to address its liquidity needs, including additional cost reduction measures such as further reducing operating expenses and delaying, reducing the scope of, discontinuing or altering its research and development activities, which would have a material adverse effect on its business and prospects, or the Company may be required to cease operations entirely, liquidate all or a portion of its assets, and/or seek protection under the U.S. Bankruptcy Code.
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
Summary of Significant Accounting Policies
Use of Estimates
The preparation of the Consolidated Financial Statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the Consolidated Financial Statements and the accompanying notes. On an ongoing basis, management evaluates its estimates including critical accounting policies or estimates related to revenue recognition, fair value of assets and liabilities, useful lives and impairment of long-lived assets, and stock-based compensation. Estimates are based on historical experience and on various other market specific and other relevant assumptions that the Company believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from those estimates.
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
Revenue Recognition
The Company accounts for its revenues pursuant to the provisions of ASC Topic 606, Revenue from Contracts with Customers (“ASC Topic 606”). The Company’s contract revenues are derived from collaboration agreements including licensing arrangements and research services. Research and license agreements typically include nonrefundable upfront signing or license fees, payments at negotiated rates for time incurred by Company researchers, third-party cost reimbursements, additional target selection fees, sublicense fees, milestone payments tied to ongoing development and product commercialization, and royalties on future licensees’ product sales. All funds received from the Company’s collaboration partners are generally not refundable. Non-refundable upfront fees are fixed at the commencement of the contract. All other fees represent variable consideration in contracts. For contracts that contain a provision where the Company reimburses its customer for certain costs they incur and where the Company does not acquire any distinct goods or services in exchange for such payments, the Company accounts for it as a reduction to the contract transaction price. Deferred revenue primarily represents the portion of nonrefundable upfront fees received but not earned.
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
Consideration allocated to options that include material rights is deferred until the options are exercised or expire. The exercise of such options is accounted for as contract continuation, with target selection fees and estimated variable consideration included in the transaction price at that time and allocated specifically to the respective target’s performance obligations.
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
As part of the accounting for these arrangements, the Company must develop assumptions that require judgment to determine the standalone selling price of each performance obligation identified in the contract. The Company uses key assumptions to determine the standalone selling price, which may include forecasted revenues, development timelines, discount rates and probabilities of exercise of technical and regulatory success, and the expected level of effort for research and development services.
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
Revenues from collaboration and license agreements as a percentage of total revenues were as follows:

	Year Ended December 31,
	2024	2023
Genentech, Inc.	87%	—%
Astellas Gene Therapies, Inc.	11%	—%
Other licensing agreements	2%	11%
Biogen MA, Inc.	—%	77%
Kite Pharma, Inc.	—%	12%
Accounts Receivable
Accounts receivable consists of amounts billed to the Company’s collaboration partners for cost reimbursements for research services, sublicensing revenue, and royalty payments. Receivables from collaborations are typically unsecured and are concentrated in the biopharmaceutical industry. Accordingly, the Company may be exposed to credit risk generally associated with biopharmaceutical companies or specific to its collaboration agreements. The Company records trade receivables net of allowances for credit losses. The Company applies an aging method to estimate credit losses and considers its historical loss information, adjusted to account for current conditions, and reasonable and supportable forecasts of future economic conditions affecting its customers. Accounts receivable as of December 31, 2024 and 2023 were $0.5 million and $0.9 million, respectively, and the Company had not incurred any losses related to accounts receivable. As of December 31, 2024 and 2023, the percentage of accounts receivable by collaboration partners who individually accounted for 10% or more of accounts receivable were as follows:

	As of December 31,
	2024	2023
Sigma-Aldrich Corporation	70%	78%
Ligand Pharmaceuticals Inc.	20%	5%
Kite Pharma, Inc.	—%	18%
Impairment of Goodwill, Indefinite-lived Intangible Assets and Long-lived Assets
During a portion of the year ended December 31, 2023, the Company had goodwill and indefinite-lived in-process research and development intangible assets (“IPR&D”). Goodwill represented the excess of consideration transferred over the fair values of assets acquired and liabilities assumed in a business combination. The IPR&D intangible asset was also acquired in a business combination. Goodwill is considered to be indefinite-lived and is not amortized. IPR&D intangible assets are also considered indefinite-lived until the completion or abandonment of the associated research and development efforts.
Goodwill and indefinite-lived intangible assets are assessed for impairment on an annual basis and whenever events and circumstances indicate that these assets may be impaired. Goodwill is impaired if the carrying value of its reporting unit, including goodwill, exceeds the reporting unit’s fair value. IPR&D intangible assets are impaired if the carrying value of the assets exceeds their estimated fair value. The Company’s goodwill and IPR&D intangible assets were written off in full during the year ended December 31, 2023 as the Company recognized impairment losses, see Note 5 – Impairment of Goodwill, Indefinite-lived Intangible Assets and Long-lived Assets and Write-Down of Assets Held For Sale.
The Company evaluates the carrying value of long-lived assets, which include property and equipment, leasehold improvements and right-of-use assets, for impairment whenever events or changes in circumstances indicate that the carrying amounts of the asset may not be fully recoverable. Recoverability is tested by comparing the carrying value of the asset or asset group to its undiscounted expected future cash flows. The long-lived asset evaluation is performed at the asset group level, i.e., the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. The Company reassesses the composition of its asset groups whenever there are changes in its operations that affect whether the cash flows associated with assets included in asset groups are largely independent. If the impairment review indicates that the carrying amount of an asset group is not recoverable, an impairment loss is measured as the amount by which the carrying amount of an asset group exceeds its fair value. Any impairment loss is allocated to the long-lived assets of the group on a pro rata basis using the relative carrying amounts of those assets, except that the carrying amount of an individual asset cannot be reduced below its fair value.
Factors that may indicate potential impairment and trigger an impairment test include, but are not limited to, general macroeconomic conditions, conditions specific to the industry and market, an adverse change in legal factors, impairment of indefinite-lived intangible assets, business climate or operational performance of the business, and sustained decline in the Company’s stock price and market capitalization compared to the net book value.
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
Cash, Cash Equivalents and Restricted Cash
Sangamo considers all highly liquid investments purchased with original maturities of three months or less at the purchase date to be cash equivalents. Cash and cash equivalents consist of cash, deposits in money market accounts and U.S. government-sponsored entity debt securities. Restricted cash consists of a letter of credit for $1.5 million, representing a deposit for the lease of office and research and development laboratory facility in Brisbane, California.
A reconciliation of cash, cash equivalents and restricted cash reported within the accompanying Consolidated Balance Sheets to the amounts reported within the accompanying Consolidated Statements of Cash Flows is as follows (in thousands):

	As of December 31,
	2024	2023
Cash and cash equivalents	$41,918	$45,204
Non-current restricted cash	1,500	1,500
Cash, cash equivalents and restricted cash as reported within the Consolidated Statements of Cash Flows	$43,418	$46,704
Marketable Securities
Sangamo classifies its marketable securities as available-for-sale and records its investments at estimated fair value based on quoted market prices or observable market inputs of almost identical assets, with the unrealized holding gains and losses included in accumulated other comprehensive loss. The Company classifies those investments that are not required for use in current operations and that mature in more than 12 months as non-current marketable securities in its Consolidated Balance Sheets.
The Company’s investments are subject to a periodic impairment review. The Company considers various factors in determining whether to recognize an impairment charge, including the length of time and extent to which the fair value has been less than the cost basis, the Company’s financial condition and its intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value. Realized gains and losses on marketable securities are included in interest and other income, net, which are determined using the specific identification method. Credit losses related to marketable securities are recorded in interest and other income, net in the Consolidated Statements of Operations through an allowance for credit losses rather than as a reduction in the amortized cost basis of the securities.
If the Company intends to sell, or if it is more likely than not that the Company will be required to sell, a security before recovery of its amortized cost basis, the allowance for credit losses is written off, and the amortized cost of the security is written down to its fair value, with any incremental impairment charge recognized in earnings. This also results in a reversal of any unrealized gains and losses for this security that were previously included in accumulated other comprehensive loss. Impairment charges are included in interest and other income, net in the Consolidated Statements of Operations.
Concentrations of Credit Risk and Other Risks
Cash, cash equivalents and marketable securities consist of financial instruments that potentially subject the Company to a concentration of credit risk to the extent of the fair value recorded in the Consolidated Balance Sheets. The Company invests cash that is not required for immediate operating needs primarily in highly liquid instruments that bear minimal risk. The Company has established policies relating to the quality, diversification, and maturities of securities to enable the Company to manage its credit risk. The Company is exposed to credit risk in the event of a default by the financial institutions or issuers of investments holding its cash, cash equivalents and marketable securities to the extent recorded on the Consolidated Balance Sheets.

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
Research and Development Expenses
Research and development expenses consist primarily of compensation related expenses, including restructuring charges and stock-based compensation, laboratory supplies, preclinical and clinical studies, manufacturing clinical supply, contracted research and development, and allocated facilities and information technology expenses. Research and development costs are expensed as incurred.
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
Warrants to Purchase Shares of Company Stock
The Company determines the accounting classification of warrants to purchase shares of its stock as either liability or equity by first assessing whether the warrants meet liability classification criteria in accordance with ASC Topic 480, Distinguishing Liabilities from Equity (“ASC Topic 480”). Under ASC Topic 480, a financial instrument other than an outstanding share that embodies an obligation to repurchase the entity’s shares or is indexed to such an obligation, and that requires or may require the entity to settle it by transferring assets, is classified as a liability. In addition, a financial instrument that embodies an unconditional obligation, or a financial instrument other than an outstanding share that embodies a conditional obligation, that the issuer must or may settle by issuing a variable number of its equity shares must be classified as a liability (or an asset in some circumstances) if, at inception, the monetary value of the obligation is based solely or predominantly on any one of the following: (a) a fixed monetary amount known at inception, (b) variations in something other than the fair value of the issuer’s equity shares, or (c) variations inversely related to changes in the fair value of the issuer’s equity shares.
If financial instruments, such as warrants, are not required to be classified as liabilities under ASC Topic 480, the Company assesses whether such instruments are indexed to the Company’s own stock under ASC Topic 815-40, Derivatives and Hedging. In order for an instrument to be considered indexed to an entity’s own stock, its settlement amount must always equal the difference between the following: (a) the fair value of a fixed number of the Company’s equity shares, and (b) a fixed monetary amount or a fixed amount of a debt instrument issued by the Company. Certain adjustments to this amount are allowed, if they are based on non-levered inputs into the fair value of a fixed price/fixed consideration-option.
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
Foreign Currency Translation
The functional currency of the Company’s foreign subsidiaries is primarily the Euro. Assets and liabilities denominated in foreign currencies are translated to U.S. dollars using the exchange rates at the balance sheet date. Foreign currency translation adjustments are recorded as a component of accumulated other comprehensive loss within stockholders’

equity. Revenues and expenses from the Company’s foreign subsidiaries are translated using the monthly average exchange rates in effect during the period in which the transactions occur. Foreign currency transaction gains and losses are recorded in interest and other income, net, on the Company’s Consolidated Statements of Operations.
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
The computation of diluted net loss per share for the year ended December 31, 2024 excluded 50.5 million shares subject to stock options outstanding, RSUs outstanding, warrants to purchase common stock, and the ESPP shares reserved for issuance because their inclusion would have had an anti-dilutive effect on diluted net loss per share. The computation of diluted net loss per share for the year ended December 31, 2023 excluded 21.3 million shares subject to stock options outstanding, RSUs outstanding, and the ESPP shares reserved for issuance because their inclusion would have had an anti-dilutive effect on diluted net loss per share.
Segments
The Company operates in one segment. Management uses a single measure of net loss for its single reportable segment and does not segregate its business for internal reporting. As of December 31, 2024 and 2023, the majority of the Company’s property and equipment was located in the United States. For the years ended December 31, 2024 and 2023, all of the Company’s revenues were generated and earned in the United States.
Restructuring
The Company records employee severance costs based on whether the termination benefits are provided under an on-going benefit arrangement or under a one-time benefit arrangement. The Company accounts for on-going termination benefit arrangements, such as those arising from employment agreements, applicable regulations or past practices, in accordance with ASC Topic 712, Compensation—Nonretirement Postemployment Benefits (“ASC Topic 712”). Under ASC Topic 712, liabilities for post-employment benefits related to past services and that vest or are accumulated over time are recorded at the time the obligations are probable of being incurred and can be reasonably estimated. The Company accounts for one-time employment benefit arrangements in accordance with ASC Topic 420, Exit or Disposal Cost Obligations (“ASC Topic 420”). One-time termination benefits are expensed at the date the entity notifies the employee, unless the employee must provide future service over a period extending past the minimum notification period, in which case the benefits are expensed ratably over the future service period. Other associated costs are recognized in the period in which the liability is incurred.
Costs incurred to terminate contracts are recognized upon their termination, e.g., when notice of termination is provided to the counterparty. Costs related to contracts without future benefit are recognized at the cease-use date. Other exit-related costs are recognized as incurred.
Recent Accounting Pronouncements
Recently Adopted
In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”). The standard requires disclosures to include significant segment expenses that are regularly provided to the chief operating decision maker (“CODM”), a description of other segment items by reportable segment, and any additional measures of a segment’s profit or loss used by the CODM when deciding how to allocate resources. The ASU also requires all annual disclosures currently required by Topic 280 to be included in interim periods. The Company adopted the standard for its annual reporting for the year ended December 31, 2024 and will adopt it for its interim reporting starting with the quarter ending March 31, 2025. The Company has applied this standard retrospectively. See Note 13 – Segment Information, for the additional required disclosures with retrospective presentation to all prior periods presented in the Consolidated Financial Statements.
Not Yet Adopted
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

In November 2024, the FASB issued ASU 2024-03, Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (“ASU 2024-03”), which requires disaggregated disclosure of certain costs and expenses on an interim and annual basis. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted. The disclosure updates are required to be applied prospectively with the option for retrospective application. The Company is currently evaluating the impact of adopting ASU 2024-03.
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
The Company had no marketable securities as of December 31, 2024. The fair value measurements of the Company’s cash equivalents as of December 31, 2024 are identified at the following levels within the fair value hierarchy (in thousands):

	December 31, 2024
	Fair Value Measurements
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents:
Money market funds	$4,138	$4,138	$—	$—
Total cash equivalents	$4,138	$4,138	$—	$—
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
NOTE 3 – CASH EQUIVALENTS AND MARKETABLE SECURITIES
The Company had no marketable securities as of December 31, 2024. The table below summarizes the Company’s cash equivalents as of December 31, 2024 (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
December 31, 2024
Assets
Cash equivalents:
Money market funds	$4,138	$—	$—	$4,138
Total cash equivalents	$4,138	$—	$—	$4,138
The table below summarizes the Company’s cash equivalents and marketable securities as of December 31, 2023 (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
December 31, 2023
Assets
Cash equivalents:
Money market funds	$2,508	$—	$—	$2,508
Total	2,508	—	—	2,508
Marketable securities:
U.S. government-sponsored entity debt securities	22,347	219	—	22,566
Commercial paper securities	2,825	2	(1)	2,826
Corporate debt securities	1,399	6	—	1,405
Asset-backed securities	2,368	9	—	2,377
U.S. treasury bills	5,599	—	(6)	5,593
Certificates of deposit	1,026	5	—	1,031
Total	35,564	241	(7)	35,798
Total cash equivalents and marketable securities	$38,072	$241	$(7)	$38,306
The fair value of marketable securities by contractual maturity were as follows (in thousands):

December 31,
2023
Maturing in one year or less	$10,855
Maturing after one year through five years	24,943
Total	$35,798
Realized gains and losses on the sales of investments were not material during the years ended December 31, 2024 and 2023. Total unrealized gains for securities with net gains in accumulated other comprehensive loss were not material for the year ended December 31, 2024.

The Company manages credit risk associated with its investment portfolio through its investment policy, which limits purchases to high-quality issuers and also limits the amount of its portfolio that can be invested in a single issuer. The Company did not record an allowance for credit losses related to its marketable securities for the years ended December 31, 2024 and 2023.
The Company had no unrealized losses related to its marketable securities for the year ended December 31, 2024. The Company had no material unrealized losses related to its marketable securities for the years ended December 31, 2023. The Company had no material unrealized losses, individually and in the aggregate, for marketable securities that were in a continuous unrealized loss position for greater than 12 months as of December 31, 2024 and 2023. These unrealized losses were not attributed to credit risk and were associated with changes in market conditions. The Company periodically reviews its marketable securities for indications of credit losses. No significant facts or circumstances had arisen to indicate that there had been any significant deterioration in the creditworthiness of the issuers of the securities held by the Company. Based on the Company’s review of these securities, the Company determined that no allowance for credit losses related to its marketable securities was required at December 31, 2023.
For the periods the Company had investment in debt securities, the Company also considered whether it was more likely than not that the Company will be required to sell the debt securities before recovery of their amortized cost basis. No impairment charges were recorded during the year ended December 31, 2024. The Company recorded impairment charges of $0.4 million related to certain marketable securities during the year ended December 31, 2023.
NOTE 4 – MAJOR CUSTOMERS, PARTNERSHIPS AND STRATEGIC ALLIANCES
Genentech, Inc.
In August 2024, the Company entered into a global epigenetic regulation and capsid delivery license agreement with Genentech, Inc., a member of the Roche Group (“Genentech”) to develop intravenously administered genomic medicines to treat certain neurodegenerative diseases. Under the terms of the agreement, the Company granted an exclusive license to Genentech for the Company’s proprietary zinc finger repressors (“ZFRs”) that are directed to tau and a second undisclosed neurology target. The Company also granted an exclusive license to Genentech to the Company’s proprietary, neurotropic adeno‑associated virus capsid, STAC-BBB, for use with therapies directed to tau and to the second neurology target. The Company is prohibited from exploiting (for itself or with or for a third party) products directed to tau and to the second neurology target during the applicable exclusivity periods set forth in the agreement. The Company was responsible for completing the technology transfer and certain preclinical activities, and Genentech is solely responsible for all clinical development, regulatory interactions, manufacturing and global commercialization of resulting products.
In August 2024, the Company received a $40.0 million upfront license payment from Genentech. In October 2024, the Company received a $10.0 million milestone payment related to the technology transfer. Under the terms of the agreement, the Company is also eligible to earn up to $1.9 billion in development and commercial milestones spread across multiple potential products. In addition, the Company is also entitled to receive escalating, tiered mid-single digit to sub-teen double digit royalty payments on the net sales of such products, subject to adjustments for patent expiration, entry of competitive products to the market and payments made under certain licenses for third-party intellectual property.
The agreement will continue, on a product-by-product and country-by-country basis, until the date when there is no remaining royalty payment obligation in such country with respect to such product, at which time the agreement will expire with respect to such product in such country. Royalty obligations cease upon the later of expiry of the last valid patent claim covering the product in the country or ten years from the date of the first commercial sale of the product in such country. Genentech has the right to terminate the agreement for convenience. Each party has the right to terminate the agreement on account of the other party’s uncured material breach.
The Company assessed the agreement with Genentech in accordance with ASC Topic 606 and concluded that Genentech is a customer. The initial transaction price of $50.0 million includes the upfront license fee of $40.0 million and the $10.0 million technology transfer milestone payment. None of the development milestones have been included in the transaction price, as all such amounts are fully constrained. As part of its evaluation of the constraint, the Company considered numerous factors, including the fact that achievement of the milestones at this time is uncertain and contingent upon future periods when the uncertainty related to the variable consideration is resolved. The Company will re-evaluate the transaction price as uncertain events are resolved or other changes in circumstances occur. Potential sales-based milestones and royalty payments are not estimated as they meet the sales-or usage-based royalty exception under ASC Topic 606 and are recognized in the period they are earned, provided the related performance obligations have been completed.
The Company has identified two performance obligations within the Genentech Agreement. All licenses were accounted for as a performance obligation to provide functional intellectual property that is satisfied at a point in time that was satisfied upon completion of the technology transfer in September 2024. The preclinical activities represent research and development services and are satisfied over time as the Company conducts and Genentech benefits from the associated activities. Revenue related to the preclinical activities is recognized using an input method of cumulative actual costs incurred relative to total estimated costs.
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
As of December 31, 2024, the Company had no receivable, no deferred revenue, and no amounts included in transaction price remaining to be recognized related to the agreement.
Revenues recognized under the agreement were as follows (in thousands):

	Year Ended December 31,
	2024	2023
Revenue related to Genentech agreement:
Recognition of license revenue	$48,679	$—
Research services	1,321	—
Total	$50,000	$—
Astellas Gene Therapies, Inc.
In December 2024, the Company entered into a global capsid delivery license agreement with Astellas Gene Therapies, Inc. (“Astellas”), or the Astellas Agreement. Under the terms of the Astellas Agreement, the Company granted an exclusive license to Astellas to the Company’s proprietary, neurotropic adeno-associated virus capsid, STAC-BBB for use with therapies directed to an initial neurodevelopmental target and up to four additional targets and for up to three indications per target. In addition, Astellas has a potential right to exchange its license to the STAC-BBB capsid for a license to another capsid. This substitution right may be exercised twice during the initial three-year period of the Astellas Agreement and is subject to the availability of a substitute capsid at the time the request is made. The Company is prohibited from exploiting (for itself or with or for a third party) products directed to the initial target, any reserved targets, and any additional licensed targets under the Astellas Agreement for licensed or reserved indications during the applicable exclusivity periods set forth in the Astellas Agreement.
The Company completed the technology transfer with respect to the initial target and indication in December 2024, and Astellas is solely responsible for all preclinical and clinical development, regulatory interactions, manufacturing and global commercialization of resulting products.
In December 2024, the Company received a $20.0 million upfront license payment from Astellas under the Astellas Agreement. Under the terms of the Astellas Agreement, the Company is also eligible to earn up to $1.3 billion in license fees and research, development and commercial milestones across up to five potential targets, including a license fee for each additional licensed target. In addition, the Company is also entitled to receive escalating, tiered mid-single digit to high-single digit royalty payments on the net sales of products sold under these licenses, subject to adjustments for patent expiration, entry of biosimilar or interchangeable products to the market and payments made under certain licenses for third-party intellectual property.
The Astellas Agreement will continue, on a product-by-product and country-by-country basis, until the date when there is no remaining royalty payment obligation in such country with respect to such product, at which time the Astellas Agreement will expire with respect to such product in such country. Royalty obligations cease upon the latest of expiration of regulatory exclusivity for such product in such country, the last expiration of certain valid patent claims covering such product in such country or ten years from the date of the first commercial sale of such product in such country. Astellas has the right to terminate the Astellas Agreement for convenience. Each party has the right to terminate the Astellas Agreement for other party’s uncured material breach and for specified bankruptcy events. The Company also has the right to terminate the Astellas Agreement if Astellas challenges any of the Company’s licensed patents under the Astellas Agreement.

The Company assessed the agreement with Astellas in accordance with ASC Topic 606 and concluded that Astellas is a customer. The initial transaction price includes the upfront license fee of $20.0 million. None of the research or development milestones have been included in the transaction price, as all such amounts are fully constrained. As part of its evaluation of the constraint, the Company considered numerous factors, including the fact that achievement of the milestones at this time is uncertain and contingent upon successful continuation of research and development activities in future periods. The Company will re-evaluate the transaction price at each reporting date, as certain events are resolved or other changes in circumstances occur. Potential sales-based milestones and royalty payments are not estimated as they meet the sales-or usage-based royalty exception under ASC Topic 606 and are recognized in the period they are earned, provided the related performance obligations have been completed.
The Company has determined that Astellas’ option to add additional targets and indications would result in the grant of separate licenses from the license to the initial target and indication. Rights to these optional licenses can be acquired by Astellas at a discount from their standalone selling price, and accordingly, represent material rights granted to Astellas. Both the initial and any optional licenses are distinct and license Astellas to use functional intellectual property. Accordingly, they would be recognized at a point in time when granted, provided Astellas has received a copy of the associated intellectual property. Optional licenses will not be recognized until exercise of the underlying option or until expiration of the option.
The Company allocated the initial transaction price to the performance obligations based on the relative standalone selling price of each performance obligation. In the absence of observable prices, the Company used a methodology that maximized the use of observable inputs. The Company took into consideration the total amounts paid and potentially payable by Astellas and potential market for each license. In addition, included in the estimates of the standalone selling prices of the options with material rights were the implied level of discount and the probability of the option exercise. Of the transaction price of $20.0 million, $6.5 million was allocated to the initial license, and $13.5 million to the options for additional licensed targets.
The initial license was transferred upon completion of the technology transfer in December 2024, and the associated amount of $6.5 million recognized in revenue at that time. As of December 31, 2024, the Company had deferred revenue of $13.5 million related to the options with material rights, of which $7.6 million is classified as current based on the contractually required timing of exercise or expiration of the underlying options within the next four years. The remaining $5.9 million is classified as non-current.
Pfizer Inc.
In May 2017, the Company entered into an exclusive global collaboration and license agreement with Pfizer Inc. (“Pfizer”), pursuant to which it established a collaboration for the research, development and commercialization of giroctocogene fitelparvovec, its gene therapy product candidate for hemophilia A, and closely related products.
In December 2024, Pfizer notified the Company of its termination for convenience, effective April 21, 2025 (the “Pfizer Termination Date”), of the collaboration agreement. Pfizer had indicated to Sangamo that the termination relates to its decision not to submit a Biologics License Application or Marketing Authorization Application for, or pursue commercialization of, giroctocogene fitelparvovec. As of the Pfizer Termination Date, the collaboration agreement will be terminated in its entirety, and all licenses and other rights granted by the Company to Pfizer will terminate. Sangamo is entitled to receive from Pfizer an exclusive, worldwide, royalty-bearing, sublicensable license from Pfizer to use Pfizer’s relevant intellectual property to continue developing, manufacturing and commercializing giroctocogene fitelparvovec; in return, Pfizer would be eligible to receive low single digit royalties on net sales of giroctocogene fitelparvovec and would be released from certain liabilities to the extent they exist.
Under this agreement, the Company was responsible for conducting the Phase 1/2 clinical trial and for certain manufacturing activities for giroctocogene fitelparvovec, while Pfizer was responsible for subsequent worldwide development, manufacturing, marketing and commercialization of giroctocogene fitelparvovec.
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
The agreement had a term that continued on a per product and per country basis until the later of (i) the expiration of patent claims that cover the product in a country, (ii) the expiration of regulatory exclusivity for a product in a country, and (iii) 15 years after the first commercial sale of a product in a country. Pfizer had the right to terminate the agreement without cause in its entirety or on a per product or per country basis. The agreement could also be terminated by either party based on an uncured material breach by the other party or the bankruptcy of the other party. Upon termination for any reason, the license granted by the Company to Pfizer to develop, manufacture and commercialize giroctocogene fitelparvovec and related products automatically terminates. Upon termination by the Company for cause or by Pfizer in any country or countries, Pfizer will automatically grant the Company an exclusive, royalty-bearing license under certain technology controlled by Pfizer to develop, manufacture and commercialize giroctocogene fitelparvovec in the terminated country or countries.
Upon execution of the agreement, the Company received an upfront fee of $70.0 million and was eligible to receive up to $208.5 million in payments upon the achievement of specified clinical development, intellectual property and regulatory milestones and up to $266.5 million in payments upon first commercial sale milestones for giroctocogene fitelparvovec and potentially other products. To date, two milestones of $55.0 million in aggregate had been achieved and paid. In addition, Pfizer had agreed to pay the Company royalties for each potential licensed product developed under the agreement that are 14% - 20% of the annual worldwide net sales of such product and are subject to reduction due to patent expiration, entry of biosimilar products to the market and payment made under certain licenses for third-party intellectual property.
In connection with the termination of the agreement by Pfizer, the Company will be entitled to receive $5.0 million in additional consideration in 2025. Following the termination notice, this amount is payable upon 60 days after the effective date of the termination, unless the Company transfers a specified sublicense to Pfizer, in which case it will be payable 30 days after such transfer. Sangamo transferred to Pfizer the requisite sublicense in February 2025. Pfizer will not be obligated to pay the Company the remaining milestone payments and royalties.
The Company assessed the agreement with Pfizer in accordance with ASC Topic 606 and concluded that Pfizer was a customer. The Company completed its performance obligations and recognized the amounts included in the transaction price of $134.0 million during the periods through December 31, 2020. No revenue was recognized during the years ended December 31, 2024 and 2023. The remaining development, intellectual property and regulatory milestone amounts were not included in the transaction price and were not recognized as their achievement was dependent on the progress and outcomes of Pfizer’s development activities and was therefore uncertain.
The Company accounted for the notice of termination of the agreement by Pfizer as a modification in accordance with ASC Topic 606. The $5.0 million payment will be recognized in revenue upon transfer of the sublicense, during the first quarter of 2025.
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
The Company assessed the agreement with Alexion in accordance with ASC Topic 606 and concluded that Alexion is a customer. The Company completed its performance obligations and recognized the amounts included in the transaction price of $17.0 million during the periods through December 31, 2020. No revenue was recognized during the years ended December 31, 2024 and 2023. The remaining development milestone amounts have not been included in the transaction price and have not been recognized as their achievement is dependent on the progress and outcomes of Alexion’s development activities and is therefore uncertain. If and when these milestones become probable of being achieved, they would be recognized in full at that time. Sales related milestones and royalties are not recognized until triggered based on the contractual terms.
In October 2023, Pfizer notified the Company of Pfizer’s assignment of the collaboration and license agreement to Alexion, AstraZeneca Rare Disease, pursuant to a definitive purchase and license agreement for preclinical gene therapy assets and enabling technologies that closed on September 20, 2023.
Kite Pharma, Inc.
In February 2018, the Company entered into a global collaboration and license agreement with Kite which became effective on April 5, 2018 (“Effective Date”), and was amended and restated in September 2019, for the research, development, and commercialization of potential engineered cell therapies for cancer. The collaboration and license agreement related to the design of zinc finger nucleases (“ZFNs”) and viral vectors to disrupt and insert certain genes in T-cells and natural killer cells (“NK-cells”) including the insertion of genes that encode chimeric antigen receptors (“CARs”), T-cell receptors (“TCRs”), and NK-cell receptors (“NKRs”) directed to mutually agreed targets. Under the agreement, Kite was responsible for all clinical development, manufacturing and commercialization of any resulting products. The agreement expired pursuant to its terms in April 2024.
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
Following the Effective Date, the Company received a $150.0 million upfront payment from Kite. In addition, Kite reimbursed the Company’s direct costs to conduct the joint research program. Sangamo was also eligible to receive contingent development- and sales-based milestone payments that could total up to $3.0 billion if all of the specified milestones set forth in this agreement are achieved. Of this amount, approximately $1.3 billion related to the achievement of specified research, clinical development, regulatory and first commercial sale milestones, and approximately $1.8 billion relates to the achievement of specified sales-based milestones if annual worldwide net sales of licensed products reach specified levels. Each development- and sales-based milestone payment was payable (i) only once for each licensed product, regardless of the number of times that the associated milestone event is achieved by such licensed product, and (ii) only for the first ten times that the associated milestone event is achieved regardless of the number of licensed products that may achieve such milestone event. In addition, the Company was entitled to receive escalating, tiered royalty payments with a percentage in the single digits based on future annual worldwide net sales of licensed products. These royalty payments were subject to reduction due to patent expiration, entry of biosimilar products to the market and payments made under certain licenses for third-party intellectual property.
The initial research term in the agreement was six years from the Effective Date and expired in April 2024. Kite had an option to extend the research term for up to two additional one-year periods for a separate upfront fee of $10.0 million per year, which was not exercised and expired in October 2023. All contingent payments under the agreement, when earned, were non-refundable and non-creditable. Through the amendment and restatement of the agreement in September 2019, the Company and Kite agreed to expand the scope of the collaboration program to incorporate the use of lentiviral or retroviral vectors provided by Kite. Kite had the right to terminate this agreement in its entirety or on a per licensed product or per candidate target basis for any reason after a specified notice period. Each party had the right to terminate this agreement on account of the other party’s bankruptcy or material, uncured breach.
The Company assessed the agreement with Kite in accordance with ASC Topic 606 and concluded that Kite is a customer. The transaction price includes the upfront license fee of $150.0 million and estimated reimbursable service costs for the research projects over the estimated performance period. None of the clinical or regulatory milestones were included in the transaction price, as none of the milestones had yet been achieved, and all amounts were fully constrained. As part of its evaluation of the constraint, the Company considered numerous factors, including the fact that achievement of the milestones at this time was uncertain and contingent upon future periods when the uncertainty related to the variable consideration was resolved.
The transaction price also included actual and estimated payments by Kite for the work by Company researchers and reimbursement of the Company’s costs incurred with third parties. The Company used the expected value method to estimate payments related to the Company’s researchers’ work, taking into account the impact of constraint. Variable consideration was included in the transaction price only to the extent it is probable a significant reversal of cumulative revenues recognized would not occur.
The Company had identified four performance obligations within the Kite agreement as follows: (1) a license to the technology combined with the obligation to perform research and development services to apply the Company’s technology to Kite-selected targets; (2) production of research materials; and (3-4) two material rights, each for an extension of the research period for an additional one-year term. Such extensions contained material rights because their exercise did not require payment of a fee that is commensurate with the value of the incremental research term. The license to the Company’s intellectual property was not distinct from the related research and development activities as the licensed technology was not shared with and could not be utilized by Kite without the research services performed by the Company.
The Company allocated variable consideration (payments by Kite for the work performed by the Company’s researchers and third-party costs, as well as any future milestones and royalties) to the specific performance obligations to which they relate, as such allocation meets the allocation objective in ASC Topic 606. The Company allocated the fixed consideration of $150.0 million to the performance obligations based on their relative standalone selling prices. Standalone selling prices of optional research years were similar to those of the initial year, but additionally take into account the intrinsic value of the discount upon exercise and the likelihood of exercise.
Fees allocated to options with material rights were deferred until the options were exercised or expired. The exercise of options was accounted for as contract continuation, with target selection fees and estimated variable consideration included in the transaction price at that time and allocated specifically to the respective target’s performance obligation.
Revenue for the combined license and research services performance obligations was recognized over time, as Kite consumed the benefit of such services as they were being performed by the Company. For the license combined with research and development services performance obligation, the Company recognized revenue based on proportional performance of the ongoing research services over the period during which the Company performed the services. The estimation of progress towards the satisfaction of this performance obligation and project costs were reviewed quarterly and adjusted, as needed, to reflect the Company’s assumptions regarding the estimated volume of required activities. The production of research materials performance obligation was accounted for under the right to invoice practical expedient, as the Company had the right to invoice Kite for these services in an amount that corresponds directly with the value of the services.
As of December 31, 2024 and 2023 the Company had a receivable of zero and $0.2 million, respectively, related to this agreement. As of December 31, 2024 and 2023, the Company had no deferred revenue, and no amounts included in transaction price remaining to be recognized related to the agreement.
Revenues recognized under the agreement were as follows (in thousands):

	Year Ended December 31,
	2024	2023
Revenue related to Kite agreement:
Recognition of license fee fixed consideration	$—	$19,423
Research services variable consideration	—	1,097
Total	$—	$20,520
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
Novartis Institutes for BioMedical Research, Inc.
On July 27, 2020, the Company entered into a collaboration and license agreement with Novartis Institutes for BioMedical Research, Inc. (“Novartis”) for the research, development and commercialization of gene regulation therapies to treat three neurodevelopmental disorders. Under the agreement, which was effective upon execution, the Company granted Novartis an exclusive, royalty bearing and worldwide license, under its relevant patents and know-how, to develop, manufacture and commercialize certain of its ZF-transcriptional regulators targeted to three undisclosed genes that are associated with certain neurodevelopmental disorders, including autism spectrum disorder and intellectual disability. The Company was performing early research activities over the collaboration period for each gene target and manufacture the ZF-transcriptional regulators required for such research, costs of which were funded by Novartis. Novartis was responsible for additional research activities, studies enabling investigational new drug (“IND”) applications, clinical development, regulatory approvals, manufacturing of preclinical, clinical and approved products, and global commercialization. Subject to certain exceptions set forth in the agreement, the Company was prohibited from developing, manufacturing or commercializing any therapeutic product targeting any of the three genes that are the subject of the collaboration. Novartis also had the option to license certain of the Company’s proprietary AAVs for the sole purpose of developing, manufacturing and commercializing licensed products arising from the collaboration.
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
The Company assessed the agreement with Novartis in accordance with ASC Topic 606 and concluded that Novartis was a customer. The Company had identified a single performance obligation within this arrangement as a license to the technology and ongoing research services. The Company concluded that the license was not discrete as it did not have standalone value to Novartis apart from the research services to be performed pursuant to the agreement. As a result, the Company recognized revenue from the upfront payment based on proportional performance of the ongoing research services through the estimated research period. The estimation of progress towards the satisfaction of performance obligation and project cost was reviewed quarterly and adjusted, as needed, to reflect the Company’s current assumptions regarding the timing of its performance obligation.
The notice of termination was accounted for as a modification of the contract, as it changed both the scope of the Company’s remaining services and the consideration to which the Company was entitled. The effect of the modification was not material, as the Company was nearing the completion of its assigned early research activities, and consequently, of its sole performance obligation.
As of December 31, 2024 and 2023, the Company had no receivable, no deferred revenue, and no amounts included in transaction price remaining to be recognized related to the agreement.

Revenues recognized under the agreement were as follows (in thousands):

	Year Ended December 31,
	2024	2023
Revenue related to Novartis agreement:
Recognition of upfront license fee	$—	$9,568
Research services	—	2,611
Total	$—	$12,179
The Company paid $1.5 million for financial advisory fees during the year ended December 31, 2020, equal to 2% of $75.0 million received for the upfront license fee related to the collaboration and license agreement with Novartis. The Company recognized $1.5 million as a contract asset as such amount represents a cost of obtaining the agreement. This balance was amortized and included in general and administrative expenses on a systematic basis consistent with the transfer of the services to Novartis in accordance with ASC Topic 340, Other Assets and Deferred Costs (“ASC Topic 340”). The Company amortized zero and $0.2 million during the years ended December 31, 2024 and 2023, respectively.
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
The Company assessed the collaboration agreement with Biogen in accordance with ASC Topic 606 and concluded that Biogen was a customer. The transaction price included the upfront license fee of $125.0 million and the excess consideration from the stock purchase of $79.6 million, which represented the difference between the $225.0 million received for the purchase of the Biogen Shares and the $145.4 million estimated fair value of the equity issued. The equity issued to Biogen was valued using an option pricing model to reflect certain holding period restrictions. None of the clinical or regulatory milestones were included in the transaction price, as all such amounts were fully constrained throughout the term of the collaboration agreement. The transaction price also included actual and estimated cost-sharing payments by Biogen for the work by Company researchers and reimbursement of the Company’s costs incurred with third parties. The amounts paid and expected to be paid to Biogen for the use of Biogen’s resources and its expenses were consideration paid to a customer. Since the Company did not acquire distinct goods or services in exchange for these payments, they reduced the transaction price and were recorded as a reduction in revenue. The Company used the expected value method to estimate cost sharing payments, taking into account the impact of the constraint. Variable consideration was included in the transaction price only to the extent it was probable a significant reversal of cumulative revenues recognized would not occur. The Company re-evaluated the transaction price as uncertain events were resolved or other changes in circumstances occurred.

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
At contract inception, the Company allocated fixed consideration of $204.6 million included in the initial transaction price to the existing targets’ license and research services performance obligations and those performance obligations for options that include material rights, based on their relative standalone selling prices. Through June 30, 2023, all such material rights expired.
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
As of December 31, 2024 and 2023, the Company had no receivable, no deferred revenue, and no amounts included in transaction price remaining to be recognized related to the agreement.
Revenues recognized under the agreement were as follows (in thousands):

	Year Ended December 31,
	2024	2023
Revenue related to Biogen agreement:
Recognition of license and other fixed consideration	$—	$132,165
Cost-sharing payments for research services, net variable consideration	—	2,684
Total	$—	$134,849
The Company paid $7.0 million for financial advisory fees during the year ended December 31, 2020, equal to 2% of $225.0 million received for the sale of shares and 2% of $125.0 million received for the upfront fee. The fees incurred related to both the collaboration agreement with Biogen and to the stock purchase agreement for the sale of shares. The Company believes that the allocation of fees on a relative fair value basis between the two agreements was reasonable. The Company recognized $4.1 million, which represents 2% of the initial transaction price of $204.6 million, as a contract cost asset. This balance was released into general and administrative expenses on a systematic basis consistent with the transfer of the services to Biogen in accordance with ASC Topic 340. In March 2023, as a result of the notice of termination and resulting modification of the contract, the progress for each performance obligation was remeasured and the Company recognized $2.5 million as a cumulative catch-up to expense. The Company recognized as expense zero and $2.6 million during the years ended December 31, 2024 and 2023, respectively.
Agreement with Sigma-Aldrich Corporation
In 2007, Sangamo entered into a license agreement with Sigma-Aldrich Corporation (“Sigma”) to provide Sigma with access to Sangamo’s proprietary ZF technology and the exclusive right to use the technology to develop and commercialize research reagent products and services in the research field, excluding certain agricultural research uses that Sangamo previously licensed to Dow AgroSciences LLC (“DAS”), a wholly owned subsidiary of Dow Chemical Company. Sangamo developed laboratory research reagents using its ZF technology over a three-year research services period. Sangamo has since transferred the ZF manufacturing technology to Sigma.
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
Revenues recognized under the agreement with Sigma for the years ended December 31, 2024 and 2023 were $0.9 million and $4.7 million, respectively.
NOTE 5 – IMPAIRMENT OF GOODWILL, INDEFINITE-LIVED INTANGIBLE ASSETS AND LONG-LIVED ASSETS AND WRITE-DOWN OF ASSETS HELD FOR SALE
Year ended December 31, 2024
During the three months ended March 31, 2024, the Company’s Board of Directors approved the wind-down of research and development activities in France and corresponding reduction in workforce, including closure of the Company’s cell therapy manufacturing facility and research labs in Valbonne, France (the “France Restructuring”). The Company concluded its equipment, furniture and fixtures located in France met the held for sale criteria as of March 31, 2024. The Company wrote down the carrying value of these assets to their estimated fair value of $1.0 million, net of the estimated costs to sell, recognizing a loss of $1.8 million. An additional loss of $0.1 million was recorded during the three months ended June 30, 2024. The fair value measurements represent Level 3 nonrecurring fair value measurements. The loss is included in impairment of long-lived assets in the accompanying Consolidated Statements of Operations. The Company sold assets held for sale during the three months ended December 31, 2024, and recognized a gain of $1.0 million included in general and administrative expenses. See Note 10 – Restructuring Charges, for the additional effects of the France Restructuring.
During the three months ended March 31, 2024, the Company also initiated actions to commence the closure of its facility in Brisbane, California. The Company expects to close this facility in the near future.
In connection with the changes in the manner in which the right-of-use assets and leasehold improvements related to the Company’s Brisbane, California and Valbonne, France facilities are used, costs incurred to cease use of these assets, the France Restructuring, and the Company’s activities to market these facilities for sublease, the Company concluded the identifiable operations and cash flows of these assets were now largely independent of the operations and the cash flows of each other, as well as of the remainder of the Company. Accordingly, the Company assessed impairment for each of these asset groups separately and concluded that the carrying values of Brisbane, California and Valbonne, France facilities asset groups were not recoverable. The Company proceeded to determine their fair values using a discounted cash flow method, which represents a Level 3 nonrecurring fair value measurement. As a result, the Company recognized pre-tax long-lived asset impairment charges of $2.0 million on the right-of-use assets and $0.5 million on the related leasehold improvements during the three months ended March 31, 2024. Additional impairment charges of $0.9 million on the right-of-use assets and $0.2 million on the related leasehold improvements were recognized during the three months ended June 30, 2024, triggered by the ongoing wind-down of the France research and development activities and a decline in the market rates for facility subleases in Brisbane, California.
The Company will continue to assess whether its long-lived assets are impaired in future periods. As the Company finalizes the closure of its Brisbane, California facility, it is reasonably possible that additional impairment charges will be recognized, for example, if sublease rates of leased facilities are less than those estimated.
Year ended December 31, 2023
During the three months ended March 31, 2023, as a result of the sustained decline in the Company’s stock price and related market capitalization, termination of the collaboration agreements with Biogen and Novartis, and restructuring of operations the Company performed an impairment assessment of goodwill, indefinite-lived intangible assets, and other long-lived assets.
The Company operated as a single reporting unit based on its business and reporting structure. For goodwill, a quantitative impairment assessment was performed using a market approach, whereby the Company’s fair value of equity was compared to its carrying value. The fair value of equity was derived using both the market capitalization of the Company and an estimate of a reasonable range of values of a control premium applied to the Company’s implied business enterprise value. The control premium was estimated based upon control premiums observed in comparable market transactions. This represented a Level 2 nonrecurring fair value measurement. Based on this analysis, the Company recognized a pre-tax goodwill impairment charge of $38.1 million during the year ended December 31, 2023. As a result, the goodwill was fully impaired as of December 31, 2023.
Throughout the year ended December 31, 2023, the Company determined all of its long-lived assets represented one asset group for purposes of long-lived asset impairment assessment. At each of the periods ended March 31, June 30, September 30 and December 31, 2023, the Company concluded that the carrying value of the asset group was not recoverable as it exceeded the future undiscounted cash flows the assets were expected to generate from the use and eventual disposition. To allocate and recognize the impairment loss, the Company determined individual fair values of its long-lived assets. The Company applied a discounted cash flow method to estimate fair values of its leasehold improvements and right-of-use assets, including leasehold improvements in the process of construction and a cost replacement method and market approach to estimate the fair value of its furniture, fixtures and laboratory and manufacturing equipment. These represented Level 3 nonrecurring fair value measurements.
Based on these analyses, the Company recognized pre-tax long-lived asset impairment charges of $28.9 million on the right-of-use assets, $18.7 million on the related leasehold improvements and $4.4 million on construction-in-progress, and $13.5 million on furniture, fixtures, and laboratory and manufacturing equipment during the year ended December 31, 2023.
The Company reassessed its indefinite-lived and long-lived assets for impairment as of June 30, 2023. Given the actions contemplated above, the Company determined that it was more likely than not that its indefinite-lived intangible assets were impaired. Accordingly, the Company developed an estimate of the fair value of its indefinite-lived intangible assets using the multi-period excess earnings model (income approach) and concluded the carrying value of its indefinite-lived intangible assets were fully impaired. This represents a Level 3 nonrecurring fair value measurement. As a result, an indefinite-lived intangible assets impairment charge of $51.3 million, as well as the related income tax benefit of $6.3 million due to the reversal of a deferred tax liability associated with the indefinite-lived intangible assets was recognized during the year ended December 31, 2023. The impairment charge was primarily driven by a higher discount rate applied to future cash flows based on market participants’ view of increased risk related to the asset.
NOTE 6 – OTHER BALANCE SHEET DETAILS
Property and Equipment, Net
Property and equipment, net consist of the following (in thousands):

	December 31,
	2024	2023
Laboratory equipment	$21,391	$34,630
Leasehold improvements	24,923	29,809
Furniture and fixtures	3,546	4,610
Manufacturing equipment	7,845	7,784
Construction in progress	—	1,087
	57,705	77,920
Less: accumulated depreciation and amortization	(39,818)	(51,046)
Property and equipment, net	$17,887	$26,874
Depreciation and amortization expense was $5.1 million and $15.1 million during the years ended December 31, 2024 and 2023, respectively.
During the year ended December 31, 2024, the Company recorded impairment losses of $1.9 million for its laboratory equipment and $0.7 million for its leasehold improvements. During the year ended December 31, 2023, the Company recorded impairment losses of $23.1 million for its leasehold improvements, $8.0 million for its laboratory equipment, $2.3 million for its manufacturing equipment, $1.6 million for its furniture and fixtures, and $1.6 million for its construction in progress.
Intangible Assets
The changes in intangible assets were as follows (in thousands):

	December 31,
	2024	2023
Balance at beginning of year	$—	$50,729
Foreign currency translation adjustment	—	618
Impairment of indefinite-lived intangible asset	—	(51,347)
Balance at end of year	$—	$—

Goodwill
The changes in goodwill were as follows (in thousands):

	December 31,
	2024	2023
Balance at beginning of year	$—	$37,552
Foreign currency translation adjustment	—	586
Impairment of goodwill	—	(38,138)
Balance at end of year	$—	$—
Other Accrued Liabilities
Other accrued liabilities consist of the following (in thousands):

	December 31,
	2024	2023
Operating lease liabilities – current	$4,313	$4,589
Accrued professional fees	1,368	1,505
Accrued restructuring charges	896	11,733
Accrued research and development expenses	213	3,763
Other	1,405	1,964
Total other accrued liabilities	$8,195	$23,554
NOTE 7 – COMMITMENTS AND CONTINGENCIES
Leases
Sangamo’s corporate headquarters occupies approximately 59,485 square feet of research and office space, pursuant to a lease that expires in August 2031, and approximately 7,700 of office space, pursuant to a lease that expires in August 2026, in Richmond, California. Sangamo also occupies approximately 103,089 square feet of office and research and development laboratory facility in Brisbane, California pursuant to a lease that expires in May 2029. In December 2024, in connection with the France Restructuring, the Company terminated its leases for office and research and development space in Valbonne, France. See Note 5 – Impairment of Goodwill, Indefinite-lived Intangible Assets and Long-lived Assets and Write-Down of Assets Held For Sale for more information on impairment charges related to the associated right-of-use and leasehold improvement assets.
On February 5, 2024, the Company entered into an amendment to the operating lease of office and research and development laboratory facility in Brisbane, California. The amendment established early termination rights for the landlord upon thirty days’ notice to the Company. Additionally, the amendment authorized the landlord to draw on the existing letter of credit to satisfy the majority of the Company’s February 2024 through April 2024 rent payments and obligated the Company to provide a cash security deposit or replenish the letter of credit back to $1.5 million by June 1, 2024. On July 3, 2024, the Company entered into another amendment to extend the deadline for replenishing the letter of credit, which was replenished as of September 30, 2024.
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

The Company performed evaluations of its contracts and determined each of its identified leases are operating leases. Components of operating leases were as follows (in thousands):

	December 31,
	2024	2023
Operating lease cost	$6,375	$9,423
Variable lease cost	3,544	3,126
Total	$9,919	$12,549
Variable lease expenses were not included in the measurement of the Company’s operating right-of-use assets and lease liabilities. This variable expense consists primarily of the Company’s proportionate share of operating expenses, property taxes and insurance and is classified as lease expense, due to the Company’s election to not separate lease and non-lease components.
Cash paid for amounts included in the measurement of operating lease liabilities for the year ended December 31, 2024 and 2023 was $7.5 million and $7.3 million, respectively, and was included in net cash used in operating activities in the Company’s Consolidated Statements of Cash Flows.
Future minimum payments under lease obligations at December 31, 2024 consist of the following (in thousands):

Total
2025	$6,708
2026	7,372
2027	7,319
2028	7,496
2029	4,418
Thereafter	3,701
Total lease payments	37,014
Less:
Imputed interest	(6,205)
Tenant improvement allowance included in contra-lease liability	(243)
Total	$30,566

Reported as of December 31, 2024:
Short-term portion of lease liabilities (included in other accrued liabilities on the Consolidated Balance Sheet)	$4,313
Long-term portion of lease liabilities	26,253
Total	$30,566
As of December 31, 2024, the weighted-average remaining lease term is 5.2 years and the weighted-average incremental borrowing rate used to determine the operating lease liability was 7.7% for the Company’s operating leases.
During the years ended December 31, 2024 and 2023, the Company recorded impairment losses of $2.9 million and $28.9 million, respectively, related to its right-of-use assets. See Note 5 – Impairment of Goodwill, Indefinite-lived Intangible Assets and Long-lived Assets and Write-Down of Assets Held For Sale for more information.
Contractual Commitments
The Company’s non-cancelable material contractual commitments under manufacturing-related supplier arrangements as of December 31, 2024 related to Thermo Fisher Scientific Inc. amounting to $2.9 million and expire in December 2025. The Company also had $0.5 million of license obligations related to its intellectual property as of December 31, 2024.
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
NOTE 8 – STOCKHOLDERS’ EQUITY
Preferred Stock
The Company’s Certificate of Incorporation authorizes the Company to issue up to 5,000,000 shares of preferred stock, which may be issued at the discretion of the Company’s Board of Directors. As of December 31, 2024, no shares of the Company’s preferred stock have been issued or are outstanding.
Common Stock
In June 2023, the Company’s stockholders approved an amendment to the Company’s Certificate of Incorporation to increase the total number of shares of the Company’s common stock authorized for issuance from 320,000,000 shares to 640,000,000 shares. In June 2024, the Company’s stockholders approved an amendment to the Company’s Certificate of Incorporation to increase the total number of shares of the Company’s common stock authorized for issuance from 640,000,000 shares to 960,000,000 shares.
As of December 31, 2024, 212,837,679 shares of the Company’s common stock are outstanding.
At-the-Market Offering Agreement
In August 2020, the Company entered into an Open Market Sale Agreement℠ with Jefferies LLC (“Jefferies”) with respect to an at-the-market offering program under which the Company may offer and sell, from time to time at its sole discretion, shares of the Company’s common stock having an aggregate offering price of up to $150.0 million through Jefferies as the Company’s sales agent or principal. In December 2022, the Company entered into Amendment No. 2 to the Open Market Sale Agreement℠ which increased the aggregate offering price under the at-the-market offering program by an additional $175.0 million. Approximately $186.9 million remained available under the sales agreement as of December 31, 2024. The Company is not obligated to sell any shares under the sales agreement. During the years ended December 31, 2024 and 2023, the Company sold 3,638,740 and 8,249,261 shares of its common stock, respectively, for net proceeds of approximately $7.1 million and $15.1 million, respectively.
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
Common Warrants and pre-funded warrants were determined to be equity-classified and proceeds received from their issuance were recorded as a component of stockholders’ equity within additional paid-in capital. The Company determined that the warrants should be equity classified because they are freestanding financial instruments, do not embody an obligation for the Company to repurchase its shares, do not contain exercise contingencies tied to observable markets or indices, permit the holders to receive a fixed number of shares of common stock upon exercise in exchange for a fixed amount of consideration, subject only to adjustments that are inputs to the fair value of a fixed price/fixed consideration-option, and meet the equity classification criteria. The pre-funded warrants were exercised in full on April 8, 2024 and the Company issued an aggregate of

3,809,523 shares of common stock at an exercise price of $0.01. The Common Warrants had not been exercised and remained outstanding as of December 31, 2024.
2018 Equity Incentive Plan
In June 2023, the Company’s stockholders approved an amendment and restatement of the 2018 Equity Incentive Plan (the “2018 Plan”) to, among other things, increase the aggregate number of shares of the Company’s common stock reserved for issuance under the 2018 Plan by 10,000,000 shares. In June 2024, the Company’s stockholders approved an amendment and restatement of the 2018 Plan to, among other things, increase the aggregate number of shares of the Company’s common stock reserved for issuance under the 2018 Plan by 11,000,000 shares. The aggregate number of shares of the Company’s common stock reserved for issuance under the 2018 Plan are 38,800,000 shares as of December 31, 2024.
The exercise price of a stock option granted under the 2018 Plan may not be less than 100% of the fair market value of the Company’s common stock subject to the stock option on the date of grant, and the option term will not exceed ten years. If the person to whom the stock option is granted is a 10% stockholder of the Company, and the stock option granted qualifies as an incentive stock option, then the exercise price per share will not be less than 110% of the fair market value of the Company’s common stock on the date of grant, and the option term will not exceed five years. Generally, stock options granted under the 2018 Plan vest over three or four years and expire ten years after the date of grant, or earlier upon termination of employment or services to the Company.
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
As of December 31, 2024, there were 18,826,554 shares of the Company’s common stock reserved for future awards under the Company’s 2018 Plan.
2020 Employee Stock Purchase Plan
In May 2021, the Company’s stockholders approved the Company’s 2020 Employee Stock Purchase Plan (“the ESPP”). The ESPP provides for a total of 5.0 million shares of common stock reserved for issuance thereunder. Eligible employees may purchase common stock at 85% of the lesser of the fair market value of the Company’s common stock on the first day of the applicable two-year offering period or the last day of the applicable six-month purchase period. As of December 31, 2024, there were 2,110,961 shares of the Company’s common stock reserved for future issuance under the ESPP.
Stock Option Activity
A summary of the Company’s stock option activity is as follows:

	Number of Shares	Weighted- Average Exercise per Share Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
			(in years)	(in thousands)
Options outstanding at December 31, 2023	14,862,004	$6.95
Options granted	400,000	$0.57
Options exercised	—	$—
Options forfeited and expired	(4,566,063)	$7.02
Options outstanding at December 31, 2024	10,695,941	$6.68	5.73	$229,853
Options exercisable at December 31, 2024	9,039,081	$7.38	5.28	$104,740
The intrinsic value of options exercised was zero during the years ended December 31, 2024 and 2023.

Restricted Stock Units
During the years ended December 31, 2024 and 2023, the Company awarded 11,783,300 and 4,811,834 RSUs, respectively. The RSUs awarded in the years ended December 31, 2024 and 2023 had an average grant date fair value per award of $0.47 and $2.29, respectively. These awards generally vest over two or three years. The aggregate fair value of RSUs vested during the years ended December 31, 2024 and 2023 was $10.5 million and $17.8 million, respectively.
A summary of the Company’s RSU activity is as follows:

	Number of Shares	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
		(in years)	(in thousands)
RSUs outstanding at December 31, 2023	6,052,923
RSUs awarded	11,783,300
RSUs released	(2,607,780)
RSUs forfeited	(4,205,558)
RSUs outstanding at December 31, 2024	11,022,885	0.43	$11,243
RSUs that vested in the years ended December 31, 2024 and 2023 were net-share settled such that the Company withheld shares with value equivalent to the employees’ minimum statutory obligation for the applicable income and other employment taxes and remitted the cash to the appropriate taxing authorities. The total shares withheld were approximately 861,509 and 788,236 for the years ended December 31, 2024 and 2023, respectively, and were based on the value of the RSUs on their respective issuance dates as determined by the Company’s closing stock price. Total payments for the employees’ tax obligations to taxing authorities were $0.9 million and $1.5 million in the years ended December 31, 2024 and 2023, respectively and are reflected as a financing activity within the accompanying Consolidated Statements of Cash Flows. These net-share settlements had the effect of share repurchases by the Company as they reduced and retired the number of shares that would have otherwise been issued as a result of the vesting and did not represent an expense to the Company.
NOTE 9 – STOCK-BASED COMPENSATION
The following table shows total stock-based compensation expense recognized in the accompanying Consolidated Statements of Operations (in thousands):

	Year Ended December 31,
	2024	2023
Research and development	$5,698	$15,215
General and administrative	6,684	12,148
Total stock-based compensation expense	$12,382	$27,363
As of December 31, 2024, total stock-based compensation expense to be recognized in future periods related to unvested stock options was $2.4 million, which is expected to be expensed over a weighted-average period of 1.1 years. As of December 31, 2024, total stock-based compensation expense to be recognized in future periods related to unvested RSUs was $5.0 million, which is expected to be expensed over a weighted-average period of 1.1 years. There was no capitalized stock-based employee compensation expense as of December 31, 2024 and 2023.
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
The weighted-average estimated fair value per share of options granted during the years ended December 31, 2024 and 2023 was $0.40 and $1.53, respectively, based upon the assumptions used in the Black-Scholes valuation model. The assumptions used for estimating the fair value of the employee stock options were as follows:

	Year Ended December 31,
	2024	2023
Risk-free interest rate	4.35%	3.44-4.00%
Expected term (in years)	5.36	5.47-5.56
Expected dividend yield of stock	—	—
Expected volatility	82.98%	72.18-76.05%
Employees purchased 747,692 and 1,346,849 shares of common stock through the ESPP at a weighted-average exercise price of $0.39 and $0.69 per share during the years ended December 31, 2024 and 2023, respectively. The weighted-average estimated fair values of shares purchased under the Company’s ESPP during the years ended December 31, 2024 and 2023 were $0.21 and $0.91, respectively, based upon the assumptions used in the Black-Scholes valuation model.
The assumptions used for estimating the fair value of the ESPP purchase rights are as follows:

Year Ended December 31,
	2024	2023
Risk-free interest rate	4.13-5.32%	4.28-5.37%
Expected term (in years)	0.5-2.0	0.5-2.0
Expected dividend yield of stock	—	—
Expected volatility	99.27-153.06%	65.71-100.60%
NOTE 10—RESTRUCTURING CHARGES
France Restructuring
In November 2023, the Company initiated an information and consultation procedure with the Works Council for its Valbonne, France workforce regarding a planned wind-down of Sangamo’s French research and development activities and a corresponding reduction in workforce, including planned closure of the Company’s cell therapy manufacturing facility and research labs in Valbonne, France. The information and consultation procedure with the Works Council resulted in the definition of an acceptable set of termination provisions including payouts to departing employees and were a required step before the Company could eliminate positions at Sangamo France. The information and consultation procedure of the Works Council was completed in the first quarter of 2024. On March 1, 2024, the Company’s Board of Directors approved the France Restructuring which resulted in the elimination of all 93 roles in France, or approximately 24% of the total global workforce at that time. As a result, the Company terminated its research and development activities in France and has substantially completed making severance payments to its French employees as required by French law and the terms of the applicable collective bargaining agreements, and incurring other employee-related costs. The Company will continue the long-term follow up for its clinical studies for previously dosed patients as required by regulations.
The Company had estimated it would incur $4.8 million in expenses related to employee severance and notice period payments, benefits, contract termination costs, and other related restructuring charges for the France Restructuring. The Company incurred $4.7 million of expenses during the year ended December 31, 2023, of which $3.6 million is included in research and development expense and $1.1 million is included in general and administrative expense in the accompanying Consolidated Statements of Operations. The Company incurred $0.1 million of expenses during the year ended December 31, 2024, which is included in general and administrative expense in the accompanying Consolidated Statements of Operations. See Note 5 – Impairment of Goodwill, Indefinite-lived Intangible Assets and Long-lived Assets and Write-Down of Assets Held For Sale for impairment considerations related to the France Restructuring.
As of December 31, 2024, the Company’s France operation no longer has a facility, and its remaining employees departed in January 2025. The Company expects its restructuring-related payments to be complete during the first quarter of 2025.
April 2023 Restructuring
On April 26, 2023, the Company executed a restructuring of operations and a corresponding reduction in workforce (the “April 2023 Restructuring”), designed to reduce costs and increase focus on certain strategic priorities. The April 2023 Restructuring resulted in the elimination of approximately 110 roles in the United States, or approximately 23% of the total United States workforce at that time. The April 2023 Restructuring resulted in the incurrence of severance payments and other employee-related costs, including additional vesting of service-based stock compensation awards.

No expenses related to the April 2023 Restructuring were incurred during the year ended December 31, 2024. The Company incurred approximately $5.0 million of expenses related to the April 2023 Restructuring during the year ended December 31, 2023, of which $3.8 million is included in research and development expense and $1.2 million is included in general and administrative expense in the accompanying Consolidated Statements of Operations. The April 2023 Restructuring and the cash payments related thereto are complete as of December 31, 2024.
November 2023 Restructuring
On November 1, 2023, the Company executed a restructuring of operations and a corresponding reduction in workforce (the “November 2023 Restructuring”), designed to reduce costs and advance its strategic transformation into a neurology-focused genomic medicine company. The November 2023 Restructuring resulted in the elimination of approximately 162 roles, including 108 full-time employees and 54 contracted employees and eliminated open positions, in the United States, or approximately 40% of the total United States workforce at that time, and included one-time severance payments and other employee-related costs, including additional vesting of service-based stock compensation awards.
The total restructuring charges are estimated to be approximately $7.8 million to $8.8 million, related to employee severance and notice period payments, benefits, Brisbane, California facility close-out costs, and other related restructuring charges for the November 2023 Restructuring. The Company incurred $0.2 million of expenses in the year ended December 31, 2024, which is included in research and development expense in the accompanying Consolidated Statements of Operations. The Company incurred $6.7 million of expenses in the year ended December 31, 2023, of which $5.0 million is included in research and development expense and $1.7 million is included in general and administrative expense in the accompanying Consolidated Statements of Operations. The cash payments relating to employee severance and notice period payments, benefits, and other employee-related costs for the November 2023 Restructuring are complete as of December 31, 2024. The Company expects to incur estimated costs of $0.9 million to $1.9 million on Brisbane, California facility close-out costs to be complete in the near future.
The following table is a summary of accrued April 2023, November 2023, and France Restructuring charges included within other accrued liabilities on the Company’s Consolidated Balance Sheet as of December 31, 2024 and 2023 (in thousands):

	December 31,
	2024	2023
Balance at beginning of year	$11,733	$—
Restructuring charges, net	342	16,015
Cash payments	(11,179)	(4,282)
Balance at end of year	$896	$11,733
Sangamo may also incur other cash expenses or charges not currently contemplated or estimable due to events that may occur as a result of, or associated with, the November 2023 Restructuring.
NOTE 11 – EMPLOYEE BENEFIT PLAN
The Company sponsors a defined-contribution savings plan under Section 401(k) of the Internal Revenue Code covering all full-time employees (“Sangamo 401(k) Plan”). The Sangamo 401(k) Plan is intended to qualify under Section 401 of the Internal Revenue Code.
The Company matched employee contributions equal to 100% in 2024 and 2023, up to a limit of $5,000. Matching funds are fully vested when contributed. Contributions to the Sangamo 401(k) Plan by the Company were $1.2 million and $1.8 million for the years ended December 31, 2024 and 2023, respectively.

NOTE 12 – INCOME TAXES
The domestic and foreign components of loss before income taxes were as follows (in thousands):

	Year Ended December 31,
	2024	2023
Domestic	$(103,729)	$(173,375)
Foreign	5,621	(89,528)
Loss before income taxes	$(98,108)	$(262,903)
Income tax benefit for the years ended December 31, 2024 and 2023 consisted of the following (in thousands):

	Year Ended December 31,
	2024	2023
Income tax expense:
Current:
Federal	$—	$—
State	—	—
Foreign	(167)	186
Subtotal	(167)	186
Deferred:
Federal	—	—
State	—	—
Foreign	—	(5,258)
Subtotal	—	(5,258)
Income tax expense	$(167)	$(5,072)
The difference between the income tax benefit for the years ended December 31, 2024 and 2023 and the amount computed by applying the federal statutory income tax rate to loss before income taxes is explained as follows (in thousands):

	Year Ended December 31,
	2024	2023
Tax at federal statutory rate	$(20,603)	$(55,210)
State taxes, net	3,483	(1,372)
Foreign rate differential	263	(4,273)
Global Intangible Low-taxed Income	617	791
Non-deductible stock-based compensation	2,656	4,770
Research credits	(3,201)	(7,020)
Change in valuation allowance	16,172	49,016
Goodwill impairment	—	9,764
Other	446	(1,538)
Income tax expense	$(167)	$(5,072)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities are as follows (in thousands):

	December 31,
	2024	2023
Assets:
Deferred tax assets:
Net operating loss carryforwards	$211,585	$196,719
Research and development tax credit carryforwards	58,409	54,336
Stock-based compensation	3,998	5,983
Deferred revenue	—	—
Capitalized research	74,354	71,675
Fixed assets	15,648	17,152
Intangible assets	31	101
Lease liability	6,666	8,559
Accruals and reserves	331	2,409
Other	235	259
Total deferred tax asset	371,257	357,193
Valuation allowance	367,578	351,430
Deferred tax assets	3,679	5,763
Liabilities:
Intangible assets	—	—
Operating lease right-of-use assets	(3,679)	(5,763)
Deferred tax liabilities	(3,679)	(5,763)
Total net deferred tax liabilities	$—	$—
The income tax benefit for the year ended December 31, 2024 was due to reversal of its United Kingdom’s (“U.K.”) long-term payable as a result of the statute of limitations lapsing. The income tax benefit for the year ended December 31, 2023 was primarily driven by the reduction of the foreign deferred tax liability due to the impairment of the indefinite-lived intangible asset and was offset by the setup of the Sangamo U.K.’s valuation allowance.
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
The Company continues to maintain a full valuation allowance on its U.S. federal and state, Sangamo France and Sangamo U.K. net deferred tax assets, as the Company believes it is not more likely than not that these benefits will be realized. The valuation allowance increased by $16.1 million and $49.6 million for the years ended December 31, 2024 and 2023, respectively.
As of December 31, 2024, Sangamo had net operating loss carryforwards for federal and state income tax purposes of approximately $818.5 million and $349.8 million, respectively. The federal net operating loss generated before 2018 will begin to expire in 2025 and will keep expiring through 2037, if not utilized. Federal net operating loss generated from 2018 will carry forward indefinitely. If not utilized, the state net operating loss carryforwards will begin to expire in 2029, respectively. The Company’s French net operating loss carryforward balance is $120.4 million, which carries over indefinitely. The Company also has federal and state research tax credit carryforwards of $50.0 million and $33.2 million, respectively. The federal research credits will begin to expire in 2025 and will keep expiring through 2043, while the state research credits have no expiration date. Utilization of the Company’s net operating loss carryforwards and research tax credit carryforwards may be subject to substantial annual limitations due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. The annual limitation could result in the expiration of the net operating loss carryforwards and research tax credit carryforwards before utilization.

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
Government incentives in the form of refundable research tax credits are recognized when there is reasonable assurance that the incentive will be received and the Company will comply with the conditions specified in the agreement or statutory requirements. The Company is eligible to receive these incentives because it engages in qualifying research and development activities in a foreign jurisdiction as defined by the government entity. As of December 31, 2024 and 2023, the Company had refundable research tax credits of $4.1 million and $3.1 million, respectively, in current assets and $12.8 million and $15.4 million, respectively, in non-current assets on the Consolidated Balance Sheets.
The Company files federal and state income tax returns with varying statutes of limitations. The tax years from 2004 forward remain open to examination due to the carryover of net operating losses or tax credits. The Company also files the U.K. and French income tax returns, and the tax years from 2008 and thereafter remain open in the U.K., and the tax years 2020 and thereafter in France are still subject to examination.
The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company had $0.2 million and $0.3 million accrued interest and/or penalties as of December 31, 2024 and 2023, respectively. Unrecognized tax benefits are not expected to change materially over the next 12 months. The amount of unrecognized tax benefits that, if recognized, would impact the effective tax rate is $0.9 million and $1.2 million as of December 31, 2024 and 2023, respectively.
The following table summarizes the activity related to the Company’s unrecognized tax benefits (in thousands):

	December 31,
	2024	2023
Beginning balance	$18,320	$18,179
Additions based on tax positions related to the current year	4,274	2,805
Additions for tax positions of prior years	26	29
Reductions for tax positions of prior years	(224)	(2,693)
Statute lapse	(259)	—
Ending balance	$22,137	$18,320
NOTE 13 – SEGMENT INFORMATION
The Company has identified its Chief Executive Officer as the CODM. Management uses one measure of profitability and does not segregate the Company’s business for internal reporting. Operating results and assets are reviewed by the CODM primarily at the consolidated entity level for purposes of making resource allocation decisions and for evaluating financial performance. Accordingly, the Company has a single operating and reportable segment comprising all of the Company’s operations.
The key measure of segment profit and loss that the CODM uses to allocate resources and assess performance is the Company’s net loss. The CODM uses net loss to assess the Company’s ongoing financial needs in relation to current resources in assessing performance and allocating resources.

The table below details the Company’s revenues, significant expenses, and other segment items and reconciles those amounts to the Company’s consolidated net loss as computed under U.S. GAAP in the Consolidated Statements of Operations:

	Year Ended December 31,
	2024	2023
Revenues	$57,800	$176,232
Less:
Research and development	70,289	108,497
General and administrative	37,827	45,322
Clinical manufacturing operations	35,345	97,697
Impairment of long-lived assets	5,521	65,528
Impairment of goodwill and indefinite-lived intangible assets	—	89,485
Stock-based compensation	12,382	27,363
Other segment items (*)	(5,623)	171
Net loss	$(97,941)	$(257,831)
(*) Other segment items include restructuring charges, interest and other income, net, and income tax benefit.

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
Under the supervision of our principal executive officer and principal financial officer, we evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of December 31, 2024. Based on that evaluation, as of December 31, 2024, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level.
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
Management’s Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining an adequate internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) for our company. Our management, including our principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework set forth in the “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on an evaluation under that framework, our management concluded that our internal control over financial reporting was effective at the reasonable assurance level as of December 31, 2024.
The effectiveness of our internal control over financial reporting as of December 31, 2024 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report, which is included herein.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended December 31, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Sangamo Therapeutics, Inc.

Opinion on Internal Control over Financial Reporting
We have audited Sangamo Therapeutics, Inc.’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Sangamo Therapeutics, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the 2024 consolidated financial statements of the Company and our report dated March 17, 2025 expressed an unqualified opinion thereon.
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
March 17, 2025

ITEM 9B – OTHER INFORMATION
None.
ITEM 9C – DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
None.
PART III
ITEM 10 – DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this item is to be included in our 2025 Proxy Statement as follows:
•The information relating to our directors and nominees for director is to be included in the section entitled “Election of Directors;”
•The information relating to our executive officers is to be included in the section entitled “Executive Officers;”
•The information relating to our audit committee and audit committee financial expert is to be included in the section entitled “Election of Directors – Board Committees and Meetings – Audit Committee;”
•The information relating to the procedures by which stockholders may recommend nominees to our Board of Directors is to be included in the section entitled “Questions and Answers About These Proxy Materials and Voting;”
•The information relating to insider trading policies and procedures; and
•If required, the information regarding compliance with Section 16(a) of the Exchange Act is to be included in the section entitled “Delinquent Section 16(a) Reports.”
Such information is incorporated herein by reference to our 2025 Proxy Statement, provided that if the 2025 Proxy Statement is not filed within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, the omitted information will be included in an amendment to this Annual Report on Form 10-K filed not later than the end of such 120-day period.
Code of Conduct
We maintain a Code of Conduct approved by our board of directors, which is applicable to all employees, including our executive officers, and our directors. A copy of our Code of Conduct is available on our website at https://investor.sangamo.com/corporate-governance/governance-overview in the Investors & Media Section under Corporate Governance. In the event that we make any future amendments to or grant any waivers of a provision of the Code of Conduct that requires disclosure under applicable SEC rules, we intend to disclose such amendment or waiver and the reasons therefor on our website.
Certain information required by Part III is omitted from this Report on Form 10-K because we intend to file our definitive Proxy Statement for our next Annual Meeting of Stockholders, pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, or the 2025 Proxy Statement, no later than 120 days following the end of the fiscal year covered by this Annual Report on Form 10-K, and certain information to be included in the 2025 Proxy Statement is incorporated herein by reference.
ITEM 11 – EXECUTIVE COMPENSATION
The information required by this item is to be included in our 2025 Proxy Statement under the sections entitled “Executive Compensation” (excluding the information presented under the subheading “Pay Versus Performance”) and “Election of Directors – Director Compensation,” and is incorporated herein by reference, provided that if the 2025 Proxy Statement is not filed within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, the omitted information will be included in an amendment to this Annual Report on Form 10-K filed not later than the end of such 120-day period.
ITEM 12 – SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this item with respect to equity compensation plans is to be included in our 2025 Proxy Statement under the section entitled “Equity Compensation Plan Information” and the information required by this item with respect to security ownership of certain beneficial owners and management is to be included in our 2025 Proxy Statement under the section entitled “Security Ownership of Certain Beneficial Owners and Management” and in each case is incorporated herein by reference, provided that if the 2025 Proxy Statement is not filed within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, the omitted information will be included in an amendment to this Annual Report on Form 10-K filed not later than the end of such 120-day period.
ITEM 13 – CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this item is to be included in our 2025 Proxy Statement under the sections entitled “Certain Relationships and Related Party Transactions” and “Election of Directors—Board Independence” and is incorporated herein by reference, provided that if the 2025 Proxy Statement is not filed within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, the omitted information will be included in an amendment to this Annual Report on Form 10-K filed not later than the end of such 120-day period.
ITEM 14 – PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this item is to be included in our 2025 Proxy Statement under the section entitled “Ratification of Independent Registered Public Accounting Firm” and is incorporated herein by reference, provided that if the 2025 Proxy Statement is not filed within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, the omitted information will be included in an amendment to this Annual Report on Form 10-K filed not later than the end of such 120-day period.

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

Exhibit Number	Description of Document
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

10.21(+)	Amended and Restated Executive Severance Plan of Sangamo Therapeutics, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed November 1, 2023).
10.22(+)	Amended and Restated Incentive Compensation Plan (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed May 10, 2018).
10.23(+)	Form of Indemnity Agreement (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed May 11, 2020).
10.24(+)
Employment Agreement between the Company and Alexander (Sandy) Macrae, dated May 17, 2016 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed August 4, 2016).

10.25(+)	Letter Agreement between the Company and Prathyusha Duraibabu dated as of May 21, 2021 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed August 5, 2021).
10.26(+)	Letter Agreement between the Company and Scott Willoughby dated as of August 2, 2021 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed November 4, 2021).
10.27(+)
Letter Agreement between the Company and Nathalie Dubois-Stringfellow dated as of September 28, 2022 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed November 3, 2022).

10.28(+)	Letter Agreement Regarding Alexander (Sandy) Macrae Cash Retention Award
10.29(+)	Letter Agreement Regarding Prathyusha Duraibabu Cash Retention Award
10.30
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

Exhibit Number	Description of Document
10.38
Eighth Amendment to Triple Net Laboratory Lease between the Company and Point Richmond R&D Associates II, LLC, dated May 29, 2020 (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q filed August 5, 2020).

10.39
Ninth Amendment to Triple Net Laboratory Lease between the Company and Point Richmond R&D Associates II, LLC, dated January 4, 2021 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed May 4, 2021).

10.40
Amended and Restated Office and Laboratory Lease between the Company and Point Richmond R&D Associates II, LLC, dated October 18, 2021 (incorporated by reference to Exhibit 10.34 to the Company’s Annual Report on Form 10-K filed February 24, 2022).

10.41
Lease Agreement between the Company and Marina Boulevard Property, LLC dated November 3, 2017 (incorporated by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-K filed March 1, 2018).

10.42
First Amendment to Lease Agreement between the Company and Marina Boulevard Property, LLC dated January 1, 2019 (incorporated by reference to Exhibit 10.37 to the Company’s Annual Report on Form 10-K filed March 1, 2019).

10.43
Second Amendment to Lease Agreement between the Company and PPF OFF 7000 Marina Boulevard LP dated February 5, 2024 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed May 9, 2024)

10.44
Third Amendment to Lease Agreement between the Company and PPF OFF 7000 Marina Boulevard LP dated July 3, 2024 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed November 12, 2024).

10.45	Open Market Sale Agreement between the Company and Jefferies LLC, dated August 5, 2020 (incorporated by reference to Exhibit 1.1 to the Company’s Quarterly Report on Form 10-Q filed August 5, 2020).
10.46
Amendment No. 1 to Open Market Sale Agreement between the Company and Jefferies LLC, dated May 5, 2021 (incorporated by reference to Exhibit 1.3 to the Company’s Registration Statement on Form S-3 filed May 5, 2021).

10.47
Amendment No. 2 to Open Market Sale Agreement between the Company and Jefferies LLC, dated December 23, 2022 (incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K filed December 23, 2022).

10.48
Amendment No. 3 to Open Market Sale Agreement between the Company and Jefferies LLC, dated March 7, 2023 (incorporated by reference to Exhibit 1.1 to the Company’s Quarterly Report on Form 10-Q filed May 8, 2023).

10.49
Amendment No. 4 to the Open Market Sale Agreement between the Company and Jefferies LLC, dated November 12, 2024 (incorporated by reference to Exhibit 1.2 to the Company’s Registration Statement on Form S-3 filed November 12, 2024).

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

10.56
Form of Securities Purchase Agreement, dated March 21, 2024 by and among the Company and the purchasers party thereto (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on March 25, 2024).

Exhibit Number	Description of Document
10.57⁑	License Agreement between the Company and Genentech, Inc., dated August 2, 2024 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed November 12, 2024).
19.1	Insider Trading Policy.
21.1	Subsidiaries of the Company.
23.1	Consent of Independent Registered Public Accounting Firm.
24.1	Power of Attorney (included on signature page).
31.1	Rule 13a-14(a) Certification of Principal Executive Officer.
31.2	Rule 13a-14(a) Certification of Principal Financial Officer.
32.1*	Certification Pursuant to 18 U.S.C. Section 1350.
97	Incentive Compensation Recoupment Policy

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	The cover page from Sangamo’s Annual Report on Form 10-K for the year ended December 31, 2024, is formatted in Inline XBRL and it is contained in Exhibit 101
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
ITEM 16 – FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 17, 2025.

Date: March 17, 2025
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
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/ S / ALEXANDER D. MACRAE	President, Chief Executive Officer (Principal Executive Officer) and Director	March 17, 2025
Alexander D. Macrae, M.B., Ch.B., Ph.D.

/ S / PRATHYUSHA DURAIBABU	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 17, 2025
Prathyusha Duraibabu

/ S / H. STEWART PARKER	Director and Chair of the Board	March 17, 2025
H. Stewart Parker

/ S / COURTNEY BEERS	Director	March 17, 2025
Courtney Beers, Ph.D.

/ S / ROBERT F. CAREY	Director	March 17, 2025
Robert F. Carey

/ S / KENNETH J. HILLAN	Director	March 17, 2025
Kenneth J. Hillan, M.B., Ch.B.

/ S / MARGARET A. HORN	Director	March 17, 2025
Margaret A. Horn, J.D.

/ S / JOHN H. MARKELS	Director	March 17, 2025
John H. Markels, Ph.D.

/ S / JAMES R. MEYERS	Director	March 17, 2025
James R. Meyers

/ S / KAREN L. SMITH	Director	March 17, 2025
Karen L. Smith, M.D., Ph.D., M.B.A., L.L.M.