Form 10-Q
period 2025-03-31
SANGAMO THERAPEUTICS, INC
filed 2025-05-12
CIK 1001233

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________
FORM 10-Q
________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐     No   ☒
As of May 8, 2025, 233,166,972 shares of the issuer’s common stock, par value $0.01 per share, were outstanding.

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

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
Some statements contained in this report are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. These statements relate to our future events, including our anticipated operations, research, development, manufacturing and commercialization activities, clinical trials, operating results and financial condition. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements. Forward-looking statements may include, but are not limited to, statements about:
•our estimates regarding the sufficiency of our cash resources and our expenses, capital requirements and need for substantial additional financing, and our ability to obtain the substantial additional financing that we need to support our operations and to continue to operate as a going concern;
•our ability to establish and maintain collaborations and strategic partnerships and realize the expected benefits of such arrangements, including in particular our ability to secure a commercialization partner for our Fabry disease program and to enter into new collaborations with respect to our STAC-BBB capsid, epigenetic regulation capabilities and hemophilia A program;
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
•our ability to realize the expected benefits of our license agreements with Genentech, Inc., a member of the Roche group, or Genentech, Astellas Gene Therapies, Inc., or Astellas, and Eli Lilly and Company, or Lilly, the potential for these licensees to complete clinical development, regulatory interactions, manufacturing and global commercialization of any resulting products, and the potential for us to receive milestone payments and/or additional fees and royalties from these licensees;
•anticipated investigational new drug, or IND, and clinical trial authorisation, or CTA, submissions and potential acceptance thereof by the U.S. Food and Drug Administration, or FDA, and regulatory authorities outside the United States;
•the potential for isaralgagene civaparvovec to obtain Accelerated Approval from the FDA, including the adequacy of data generated in the Phase 1/2 STAAR study to support any such approval, and our expectations concerning the availability of additional data to support a potential Biologics License Application, or BLA, submission for isaralgagene civaparvovec and the anticipated timing of such submission;
•our estimates regarding the impact of the macroeconomic and geopolitical environment on our business and operations and the business and operations of our collaborators, including preclinical studies, clinical trials and manufacturing, and our ability to manage such impacts;
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
In some cases, you can identify forward-looking statements by use of future dates or by terms such as: “anticipates,” “believes,” “continues,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “seeks,” “should,” “will” and similar expressions intended to identify forward-looking statements. These statements reflect our current views with respect to future events, are based on assumptions and involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. These risks and uncertainties include, without limitation:
•There is substantial doubt about our ability to continue to operate as a going concern. We need substantial additional funding to execute our operating plan and to continue to operate as a going concern. If adequate funds are not available to us on a timely basis, or at all, we will be required to take additional actions to address our liquidity needs, including additional cost reduction measures such as further reducing operating expenses and further delaying, reducing the scope of, discontinuing or altering our research and development activities, which would have a material adverse effect on our business and prospects, or we may be required to cease operations entirely, liquidate all or a portion of our assets, and/or seek protection under the U.S. Bankruptcy Code, and you may lose all or part of your investment. Future sales and issuances of equity securities would also result in substantial dilution to our stockholders.
•Our ability to continue funding our operations, advance development of our product candidates and ultimately commercialize our technologies depends on our ability to secure collaboration partners for our programs. If we are not able to secure collaborators, or if our collaborators do not diligently pursue product development efforts, we may not be able to secure sufficient capital to continue to operate as a going concern or to develop our technologies or product candidates. In particular, if we are not able to secure a commercialization partner for our Fabry disease program in the near term, our ability to raise additional capital needed to support our operations and to continue to operate as a going concern will be substantially impaired.
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
•Disruptions at the FDA, including due to a reduction in workforce and/or inadequate funding, could prevent FDA from performing normal functions on which our business relies, which could negatively impact our business. In addition, changes in FDA policies or regulations, as a result of the foregoing disruptions or otherwise, could adversely impact the development of our product candidates and, ultimately, our ability to receive approval for and commercialize our product candidates.

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
•We currently do not meet, and may not regain compliance with, the listing standards of the Nasdaq Capital Market, and as a result our common stock may be delisted. Delisting could adversely affect the liquidity of our common stock and the market price of our common stock could decrease, and our ability to obtain sufficient additional capital to fund our operations and to continue to operate as a going concern would be substantially impaired.
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
Additional discussion of the risks, uncertainties and other factors described above, as well as other risks and uncertainties material to our business, can be found under “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2024 as filed with the Securities and Exchange Commission on March 17, 2025, as supplemented by the risks described under “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q, and we encourage you to refer to that additional discussion. Given these risks, uncertainties and other factors, you should not place undue reliance on these forward-looking statements. Also, these forward-looking statements represent our plans, objectives, estimates, expectations and intentions only as of the date of this filing. You should read this report completely and with the understanding that our actual future results and the timing of events may be materially different from what we expect, and we cannot otherwise guarantee that any forward-looking statement will be realized. We hereby qualify all of our forward-looking statements by these cautionary statements. All forward-looking statements about our future plans and expectations are subject to our ability to secure adequate additional funding.
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

PART I. FINANCIAL INFORMATION
ITEM  1.    FINANCIAL STATEMENTS
SANGAMO THERAPEUTICS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited; in thousands)

	March 31, 2025	December 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$25,180	$41,918
Accounts receivable	366	526
Refundable research income tax credits	4,243	4,072
Prepaid expenses and other current assets	7,808	5,175
Total current assets	37,597	51,691
Property and equipment, net	16,877	17,887
Operating lease right-of-use assets	15,965	16,869
Refundable research income tax credits, non-current	13,345	12,809
Other non-current assets	882	879
Restricted cash	1,500	1,500
Total assets	$86,166	$101,635
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$18,204	$15,485
Accrued compensation and employee benefits	14,005	14,569
Other accrued liabilities	9,797	8,195
Deferred revenues	7,556	7,556
Total current liabilities	49,562	45,805
Deferred revenues, non-current	5,874	5,874
Long-term portion of lease liabilities	24,876	26,253
Deferred income tax	15	—
Other non-current liabilities	933	933
Total liabilities	81,260	78,865
Commitments and contingencies
Stockholders’ equity:
Preferred stock	—	—
Common stock	2,254	2,128
Additional paid-in capital	1,543,093	1,532,489
Accumulated deficit	(1,534,914)	(1,504,317)
Accumulated other comprehensive loss	(5,527)	(7,530)
Total stockholders’ equity	4,906	22,770
Total liabilities and stockholders’ equity	$86,166	$101,635
See accompanying Notes to Condensed Consolidated Financial Statements.

SANGAMO THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited; in thousands, except per share amounts)

	Three Months Ended March 31,
	2025	2024
Revenues	$6,437	$481
Operating expenses:
Research and development	26,006	35,891
General and administrative	10,059	11,767
Impairment of long-lived assets	—	4,349
Total operating expenses	36,065	52,007
Loss from operations	(29,628)	(51,526)
Interest income	309	451
Other (expense) income, net	(1,159)	2,084
Loss before income taxes	(30,478)	(48,991)
Income tax expense	119	98
Net loss	$(30,597)	$(49,089)
Basic and diluted net loss per share	$(0.14)	$(0.27)
Shares used in computing basic and diluted net loss per share	220,269	180,342

See accompanying Notes to Condensed Consolidated Financial Statements.

SANGAMO THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited; in thousands)

	Three Months Ended March 31,
	2025	2024
Net loss	$(30,597)	$(49,089)
Foreign currency translation adjustment	1,912	(980)
Net pension gains	91	7
Unrealized loss on marketable securities, net of tax	—	(233)
Comprehensive loss	$(28,594)	$(50,295)
See accompanying Notes to Condensed Consolidated Financial Statements.

SANGAMO THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited; in thousands, except share amounts)

	Three Months Ended March 31, 2025
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount
Balances at December 31, 2024	212,837,679	$2,128	$1,532,489	$(1,504,317)	$(7,530)	$22,770
Issuance of common stock in at-the-market offering, net of offering expenses	9,528,752	96	10,265	—	—	10,361
Issuance of common stock upon exercise of stock options and vesting of restricted stock units, net of tax	2,997,659	30	(2,257)	—	—	(2,227)
Stock-based compensation	—	—	2,596	—	—	2,596
Foreign currency translation adjustment	—	—	—	—	1,912	1,912
Net pension gains	—	—	—	—	91	91
Net loss	—	—	—	(30,597)	—	(30,597)
Balances at March 31, 2025	225,364,090	$2,254	$1,543,093	$(1,534,914)	$(5,527)	$4,906

	Three Months Ended March 31, 2024
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount
Balances at December 31, 2023	178,133,548	$1,781	$1,492,077	$(1,406,376)	$(4,595)	$82,887
Issuance of common stock, net of offering expenses	24,761,905	248	21,540	—	—	21,788
Issuance of common stock upon exercise of stock options and vesting of restricted stock units, net of tax	790,633	8	(410)	—	—	(402)
Stock-based compensation	—	—	2,719	—	—	2,719
Foreign currency translation adjustment	—	—	—	—	(980)	(980)
Net pension gains	—	—	—	—	7	7
Net unrealized loss on marketable securities, net of tax	—	—	—	—	(233)	(233)
Net loss	—	—	—	(49,089)	—	(49,089)
Balances at March 31, 2024	203,686,086	$2,037	$1,515,926	$(1,455,465)	$(5,801)	$56,697

See accompanying Notes to Condensed Consolidated Financial Statements.

SANGAMO THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; in thousands)

	Three Months Ended March 31,
	2025	2024
Operating Activities:
Net loss	$(30,597)	$(49,089)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,020	1,406
Amortization in operating lease right-of-use assets	904	1,120
Stock-based compensation	2,596	2,719
Impairment of long-lived assets	—	4,349
Accretion of discount on marketable securities	—	(273)
Deferred income tax benefit	15	—
Other	(10)	—
Net changes in operating assets and liabilities:
Accounts receivable	160	232
Prepaid expenses and other assets	(2,631)	962
Refundable research income tax credits	—	(1,391)
Accounts payable and other accrued liabilities	4,216	(4,939)
Accrued compensation and employee benefits	(591)	(2,559)
Lease liabilities	(1,231)	(1,218)
Other non-current liabilities	—	18
Net cash used in operating activities	(26,149)	(48,663)
Investing Activities:
Maturities of marketable securities	—	1,110
Proceeds from sale of marketable securities	—	34,730
Net cash provided by investing activities	—	35,840
Financing Activities:
Proceeds from at-the-market offering, net of offering expenses	10,361	—
Proceeds from issuance of common stock, net of offering expenses	—	22,524
Taxes paid related to net share settlement of equity awards	(2,227)	(402)
Net cash provided by financing activities	8,134	22,122
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	1,277	(670)
Net (decrease) increase in cash, cash equivalents, and restricted cash	(16,738)	8,629
Cash, cash equivalents, and restricted cash, beginning of period	43,418	46,704
Cash, cash equivalents, and restricted cash, end of period	$26,680	$55,333
Supplemental cash flow disclosures:
Property and equipment included in unpaid liabilities	$234	$460
Offering expenses in relation to issuance of common stock in at-the-market offering included in unpaid liabilities	$165	$—
Offering expenses in relation to issuance of common stock included in unpaid liabilities	$—	$736
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
Basis of Presentation
The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in conformity with generally accepted accounting principles in the United States of America (“U.S. GAAP”) for interim financial information and pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of these financial statements for the periods presented have been included. Operating results for the three months ended March 31, 2025 are not necessarily indicative of the results that may be expected for the year ending December 31, 2025. The Condensed Consolidated Balance Sheet data at December 31, 2024 was derived from the audited Consolidated Financial Statements included in Sangamo’s Annual Report on Form 10-K for the year ended December 31, 2024 (the “2024 Annual Report”) as filed with the SEC on March 17, 2025.
The accompanying Condensed Consolidated Financial Statements include the accounts of the Company and its subsidiaries. All intercompany balances and transactions have been eliminated in the Condensed Consolidated Financial Statements.
The accompanying Condensed Consolidated Financial Statements and related financial information should be read together with the audited Consolidated Financial Statements and footnotes for the year ended December 31, 2024, included in the 2024 Annual Report.
Liquidity, Going Concern, and Capital Resources
Sangamo is currently working on a number of long-term development projects that involve experimental technologies. The projects will require several years and substantial expenditures to complete and ultimately may be unsuccessful. In recent years, the Company’s operations have been funded primarily through collaborations and strategic partnerships, research grants and from the issuance of equity securities. As of March 31, 2025, the Company had capital resources of $25.2 million consisting of cash and cash equivalents.
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
The Company’s history of significant losses, its negative cash flows from operations, its limited liquidity resources currently on hand, and its dependence on substantial additional financing to fund its operations after the current resources are exhausted raise substantial doubt about its ability to continue to operate as a going concern within one year after the date that the Condensed Consolidated Financial Statements are issued. Based on the Company’s current operating plan, management believes that substantial doubt exists about the Company’s ability to continue as a going concern for a period of twelve months from the date these Condensed Consolidated Financial Statements are issued.
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
If the Company is unable to raise capital on acceptable terms, or at all, or if it is unable to procure collaboration arrangements or external direct investments to advance its programs, the Company would be required to discontinue some or all of its operations or develop and implement a plan to further extend payables, reduce overhead or scale back its current operating plan until sufficient additional capital is raised to support further operations. There can be no assurance that such a plan would be successful. Additional capital may not be available to the Company on a timely basis, on terms that are acceptable or at all. In particular, the perception of the Company’s ability to continue to operate as a going concern may make it more difficult to obtain financing for the continuation of its operations, particularly in light of currently challenging macroeconomic and market conditions. Further, the Company may be unable to attract new investments as a result of the speculative nature of its newly reprioritized core neurology preclinical programs and the absence of partners to progress its more advanced clinical programs. In particular, if the Company is not able to secure a commercialization partner for its Fabry disease program in the near term, the Company’s ability to raise additional capital needed to support its operations will be substantially impaired. If adequate funds are not available to the Company on a timely basis, or at all, the Company will be required to take additional actions to address its liquidity needs, including additional cost reduction measures such as further reducing operating expenses and further delaying, reducing the scope of, discontinuing or altering its research and development activities, which would have a material adverse effect on its business and prospects, or the Company may be required to cease operations entirely, liquidate all or a portion of its assets, and/or seek protection under the U.S. Bankruptcy Code.
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
Summary of Significant Accounting Policies
Use of Estimates
The preparation of the Condensed Consolidated Financial Statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the Condensed Consolidated Financial Statements and the accompanying notes. On an ongoing basis, management evaluates its estimates including critical accounting policies or estimates related to revenue recognition, fair value of assets and liabilities, useful lives and impairment of long-lived assets, and stock-based compensation. Estimates are based on historical experience and on various other market specific and other relevant assumptions that the Company believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from those estimates.
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
Revenues from collaboration and license agreements as a percentage of total revenues for the three months ended March 31, 2025 were as follows:

Three Months Ended March 31,
2025
Pfizer Inc.	78%
Other license agreements	22%
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
Cash, Cash Equivalents, and Restricted Cash
Sangamo considers all highly liquid investments purchased with original maturities of three months or less at the purchase date to be cash equivalents. Cash and cash equivalents consist of cash and deposits in money market accounts. Restricted cash consists of a letter of credit for $1.5 million, representing a deposit for the lease of office and research and development laboratory facility in Brisbane, California.
A reconciliation of cash, cash equivalents, and restricted cash reported within the accompanying Condensed Consolidated Balance Sheets to the amounts reported within the accompanying Condensed Consolidated Statements of Cash Flows is as follows (in thousands):

	March 31, 2025	December 31, 2024	March 31, 2024	December 31, 2023
Cash and cash equivalents	$25,180	$41,918	$54,417	$45,204
Current restricted cash	—	—	916	—
Non-current restricted cash	1,500	1,500	—	1,500
Cash, cash equivalents, and restricted cash as reported within the Condensed Consolidated Statements of Cash Flows	$26,680	$43,418	$55,333	$46,704

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
Foreign Currency Translation
The functional currency of the Company’s foreign subsidiaries is primarily the Euro. Assets and liabilities denominated in foreign currencies are translated to U.S. dollars using the exchange rates at the balance sheet date. Foreign currency translation adjustments are recorded as a component of accumulated other comprehensive loss within stockholders’ equity. Revenues and expenses from the Company’s foreign subsidiaries are translated using the monthly average exchange rates in effect during the period in which the transactions occur. Foreign currency transaction losses during the three months ended March 31, 2025 were $1.2 million and foreign currency transaction gains during the three months ended March 31, 2024 were $0.4 million, and are recorded in other (expense) income, net, on the Company’s Condensed Consolidated Statements of Operations.
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
Segments
The Company operates in one segment. Management uses a single measure of net loss for its single reportable segment and does not segregate its business for internal reporting. As of March 31, 2025 and December 31, 2024, all of the Company’s property and equipment was located in the United States. For the three months ended March 31, 2025 and 2024, all of the Company’s revenues were generated and earned in the United States.
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
Recent Accounting Pronouncements
Recently Adopted
In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”). The standard requires disclosures to include significant segment expenses that are regularly provided to the chief operating decision maker (“CODM”), a description of other segment items by reportable segment, and any additional measures of a segment’s profit or loss used by the CODM when deciding how to allocate resources. The ASU also requires all annual disclosures currently required by Topic 280 to be included in interim periods. The Company adopted the standard for its annual reporting for the year ended December 31, 2024 and for its interim reporting starting with the quarter ended March 31, 2025. The Company has applied this standard retrospectively. See Note 11 – Segment Information, for the additional required disclosures with retrospective presentation to all prior periods presented in the Condensed Consolidated Financial Statements.
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
The Company had no marketable securities as of March 31, 2025 and December 31, 2024. The fair value measurements of the Company’s cash equivalents are identified at the following levels within the fair value hierarchy (in thousands):

	March 31, 2025
	Fair Value Measurements
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents:
Money market funds	$3,567	$3,567	$—	$—
Total cash equivalents	$3,567	$3,567	$—	$—

	December 31, 2024
	Fair Value Measurements
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents:
Money market funds	$4,138	$4,138	$—	$—
Total cash equivalents	$4,138	$4,138	$—	$—
NOTE 3—CASH EQUIVALENTS
The table below summarizes the Company’s cash equivalents (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
March 31, 2025
Assets
Cash equivalents:
Money market funds	$3,567	$—	$—	$3,567
Total cash equivalents	$3,567	$—	$—	$3,567

December 31, 2024
Assets
Cash equivalents:
Money market funds	$4,138	$—	$—	$4,138
Total cash equivalents	$4,138	$—	$—	$4,138
NOTE 4—VENDOR PAYMENT ARRANGEMENT
During the three months ended March 31, 2025, the Company has agreed with an affiliate of a certain vendor to pay amounts owed in advance for manufacturing services, under an agreement with the vendor, in interest-free installments, over a period of six months. These amounts primarily relate to reservation fees paid in advance for contract manufacturing. During the three months ended March 31, 2025, advance reservation fees of $3.3 million were deferred and included within prepaid expenses and other current assets on the Company’s Condensed Consolidated Balance Sheet and will be recognized in research and development expense as the related services are performed.
NOTE 5—BASIC AND DILUTED NET LOSS PER SHARE
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
During the three months ended March 31, 2025 and 2024, both basic and diluted weighted-average number of shares outstanding were 220.3 million and 180.3 million shares, respectively. During the three months ended March 31, 2024 both basic and diluted weighted-average number of shares outstanding included 251,177 shares from pre-funded warrants to purchase 3,809,523 shares of common stock with an exercise price of $0.01 per share. These pre-funded warrants were exercised in June 2024. The warrants to purchase shares of common stock with the exercise price of $1.00 per share entitle holders to participate in dividends but are not required to absorb losses incurred and as a result were excluded from basic net loss per share calculations during the three months ended March 31, 2024.
The computation of diluted net loss per share for the three months ended March 31, 2025 and 2024 excluded 55.3 million and 55.6 million shares, respectively, subject to stock options outstanding, restricted stock units outstanding, warrants to purchase shares of common stock, and the employee stock purchase plan shares reserved for issuance because their inclusion would have had an anti-dilutive effect on diluted net loss per share.
NOTE 6—MAJOR CUSTOMERS, PARTNERSHIPS AND STRATEGIC ALLIANCES
Astellas Gene Therapies, Inc.
In December 2024, the Company entered into a global capsid delivery license agreement with Astellas Gene Therapies, Inc. (“Astellas”), or the Astellas Agreement. Under the terms of the Astellas Agreement, the Company granted an exclusive license to Astellas to the Company’s proprietary, neurotropic adeno-associated virus capsid, STAC-BBB, for use with therapies directed to an initial neurodevelopmental target and up to four additional targets and for up to three indications per target. In addition, Astellas has a potential right to exchange its license to the STAC-BBB capsid for a license to another capsid. This substitution right may be exercised twice during the initial three-year period of the Astellas Agreement and is subject to the availability of a substitute capsid at the time the request is made. The Company is prohibited from exploiting (for itself or with or for a third party) products directed to the initial target, any reserved targets, and any additional licensed targets under the Astellas Agreement for licensed or reserved indications during the applicable exclusivity periods set forth in the Astellas Agreement.
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
The initial license was transferred upon completion of the technology transfer in December 2024, and the associated amount of $6.5 million recognized in revenue at that time. As of March 31, 2025, the Company had deferred revenue of $13.5 million related to the options with material rights, of which $7.6 million is classified as current based on the contractually required timing of exercise or expiration of the underlying options within the next four years. The remaining $5.9 million is classified as non-current.
There were no revenues recognized under the agreement during the three months ended March 31, 2025 and 2024.
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
As of March 31, 2025, the Company had no receivable, no deferred revenue, and no amounts included in transaction price remaining to be recognized related to the agreement.
There were no revenues recognized under the agreement during the three months ended March 31, 2025 and 2024.
Pfizer Inc.
In May 2017, the Company entered into an exclusive global collaboration and license agreement with Pfizer Inc. (“Pfizer”), pursuant to which it established a collaboration for the research, development and commercialization of giroctocogene fitelparvovec, its gene therapy product candidate for hemophilia A, and closely related products.
In December 2024, Pfizer notified the Company of its termination for convenience, effective April 21, 2025 (the “Pfizer Termination Date”), of the collaboration agreement. Pfizer had indicated to Sangamo that the termination relates to its decision not to submit a Biologics License Application or Marketing Authorization Application for, or pursue commercialization of, giroctocogene fitelparvovec. The Company accounted for the notice of termination of the agreement by Pfizer as a modification in accordance with ASC Topic 606. As of the Pfizer Termination Date, the collaboration agreement terminated pursuant to the terms of the collaboration agreement. Sangamo is entitled to receive from Pfizer an exclusive, worldwide, royalty-bearing, sublicensable license from Pfizer to use Pfizer’s relevant intellectual property to continue developing, manufacturing and commercializing giroctocogene fitelparvovec; in return, Pfizer would be eligible to receive single digit royalties on net sales of giroctocogene fitelparvovec and would be released from certain liabilities to the extent they exist.
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
Following the receipt of the termination notice, the Company was entitled to receive $5.0 million payable 60 days after the effective date of the termination, unless the Company transferred a specified sublicense to Pfizer, prior to termination, in which case it was payable 30 days after such transfer. Sangamo transferred the specified sublicense to Pfizer and recognized the $5.0 million in revenue during the three months ended March 31, 2025. Pfizer will not be obligated to pay the Company the remaining milestone payments and royalties. The Company and Pfizer continue to work together on managing the transition of their collaboration, which terminated on April 21, 2025.
No revenue was recognized during the three months ended March 31, 2024.
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

The Company assessed the agreement with Alexion in accordance with ASC Topic 606 and concluded that Alexion is a customer. The Company completed its performance obligations and recognized the amounts included in the transaction price of $17.0 million during the periods through December 31, 2020. No revenue was recognized during the three months ended March 31, 2025 and 2024. The remaining development milestone amounts have not been included in the transaction price and have not been recognized as their achievement is dependent on the progress and outcomes of Alexion’s development activities and is therefore uncertain. If and when these milestones become probable of being achieved, they would be recognized in full at that time. Sales related milestones and royalties are not recognized until triggered based on the contractual terms.
In October 2023, Pfizer notified the Company of Pfizer’s assignment of the collaboration and license agreement to Alexion, AstraZeneca Rare Disease, pursuant to a definitive purchase and license agreement for preclinical gene therapy assets and enabling technologies that closed on September 20, 2023.
NOTE 7—IMPAIRMENT OF LONG-LIVED ASSETS AND WRITE-DOWN OF ASSETS HELD FOR SALE
During the year ended December 31, 2024, the Company commenced transitioning out of its facility in Brisbane, California and initiated the wind-down of research and development activities in France and corresponding reduction in workforce, including closure of the Company’s cell therapy manufacturing facility and research labs in Valbonne, France (the “France Restructuring”). As part of the France Restructuring, the Company sold its equipment, furniture and fixtures and closed its facilities and research labs in France. In connection with the changes in the manner in which the right-of-use assets and leasehold improvements related to the Company’s Brisbane, California and Valbonne, France facilities were used, the Company concluded the identifiable operations and cash flows of these assets were largely independent of the operations and the cash flows of each other, as well as of the remainder of the Company.
Three months ended March 31, 2025
During the three months ended March 31, 2025 no additional impairment was recorded.
The Company will continue to assess whether its long-lived assets are impaired in future periods. It is reasonably possible that additional impairment charges will be recognized, for example, if sublease rates of the Brisbane, California facility are less than those estimated.
Three months ended March 31, 2024
During the three months ended March 31, 2024, the Board of Directors approved the France Restructuring and the Company also initiated several actions aimed at reducing costs, including actions to commence the closure of its facility in Brisbane, California. As such, the Company reassessed its long-lived assets for impairment as of March 31, 2024.
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
The Company concluded there were indicators of impairment for its Brisbane, California and Valbonne, France facilities, and established that the carrying values of these asset groups were not recoverable. The Company proceeded to determine their fair values using a discounted cash flow method, which represents a level 3 nonrecurring fair value measurement. As a result, the Company recognized pre-tax long-lived asset impairment charges of $2.0 million on the right-of-use assets and $0.5 million on the related leasehold improvements during the three months ended March 31, 2024.
NOTE 8—STOCK-BASED COMPENSATION
The following table shows total stock-based compensation expense recognized in the accompanying Condensed Consolidated Statements of Operations (in thousands):

	Three Months Ended March 31,
	2025	2024
Research and development	$1,238	$1,385
General and administrative	1,358	1,334
Total stock-based compensation expense	$2,596	$2,719

NOTE 9—STOCKHOLDERS’ EQUITY
At-the-Market Offering Program
In August 2020, the Company entered into an Open Market Sale Agreement℠ with Jefferies LLC (“Jefferies”) with respect to an at-the-market offering program under which the Company may offer and sell, from time to time at its sole discretion, shares of the Company’s common stock having an aggregate offering price of up to $150.0 million through Jefferies as the Company’s sales agent or principal. In December 2022, the Company entered into Amendment No. 2 to the Open Market Sale Agreement℠ which increased the aggregate offering price under the at-the-market offering program by an additional $175.0 million. Approximately $176.1 million remained available under the sales agreement as of March 31, 2025. The Company sold 9,528,752 shares of its common stock for net proceeds of approximately $10.5 million during the three months ended March 31, 2025. No shares were sold during the three months ended March 31, 2024.
Issuance and Sale of Common Stock and Warrants
On March 21, 2024, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with certain institutional investors (collectively, the “Investors”). On March 26, 2024 the Company issued and sold in a registered direct offering (the “2024 Registered Direct Offering”) an aggregate of 24,761,905 shares of common stock of the Company, par value $0.01 per share, and pre-funded warrants to purchase up to an aggregate of 3,809,523 shares of common stock, together with accompanying warrants (“Common Warrants”) to purchase up to an aggregate of 28,571,428 shares of common stock. The combined offering price of a unit consisting of one share of common stock and the accompanying Common Warrant to purchase one share of common stock was $0.84. The combined offering price of a unit consisting of a pre-funded warrant to purchase one share of common stock and the accompanying Common Warrant to purchase one share of common stock was $0.83. The pre-funded warrants are immediately exercisable at any time, until exercised in full, at a price of $0.01 per share of common stock. The Common Warrants are exercisable six months from issuance, expire five and a half years from the issuance date and have an exercise price of $1.00 per share. Both pre-funded warrants and Common Warrants can be exercised net in limited circumstances and entitle holders to dividends if and when paid by the Company.
Barclays Capital Inc. and Cantor Fitzgerald & Co. (the “Placement Agents”) acted as the placement agents for the offering, pursuant to a Placement Agency Agreement, dated March 21, 2024 (the “Placement Agreement”). Pursuant to the Placement Agreement, the Company paid the Placement Agents a cash placement fee equal to 6.0% of the aggregate gross proceeds raised in the 2024 Registered Direct Offering.
The Company received aggregate net proceeds from the 2024 Registered Direct Offering of $21.9 million, net of the Placement Agents’ fees of $1.4 million and other offering costs of $0.7 million.
Common Warrants and pre-funded warrants were determined to be equity-classified and proceeds received from their issuance were recorded as a component of stockholders’ equity within additional paid-in capital. The Company determined that the warrants should be equity classified because they are freestanding financial instruments, do not embody an obligation for the Company to repurchase its shares, do not contain exercise contingencies tied to observable markets or indices, permit the holders to receive a fixed number of shares of common stock upon exercise in exchange for a fixed amount of consideration, subject only to adjustments that are inputs to the fair value of a fixed price/fixed consideration-option, and meet the equity classification criteria. The pre-funded warrants were exercised in full on April 8, 2024 and the Company issued an aggregate of 3,809,523 shares of common stock at an exercise price of $0.01. The Common Warrants had not been exercised and remained outstanding as of March 31, 2025.
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

A majority of expenses related to employee severance and notice period payments, benefits, contract termination costs, and other related restructuring charges for the France Restructuring were recognized during the year ended December 31, 2023. The Company incurred $0.2 million of expenses during three months ended March 31, 2024, of which $0.1 million is included in research and development expense and $0.1 million is included in general and administrative expense. There were no material expenses or adjustments recorded during the three months ended March 31, 2025. See Note 7 – Impairment of Long-Lived Assets and Write-Down of Assets Held For Sale for impairment considerations related to the France Restructuring.
The remaining employees in France departed, the France Restructuring and the cash payments related thereto were completed during the three months ended March 31, 2025. The Company will continue the long-term follow up for its clinical studies in France for previously dosed patients as required by regulations.
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
The total restructuring charges are estimated to be approximately $7.8 million to $8.8 million, related to employee severance and notice period payments, benefits, Brisbane, California facility close-out costs, and other related restructuring charges for the November 2023 Restructuring, of which $0.9 million to $1.9 million is remaining to be incurred as of March 31, 2025. The Company incurred $0.7 million of expenses during three months ended March 31, 2024, of which $0.5 million is included in research and development expense and $0.2 million is included in general and administrative expense. No expense relating to the November 2023 Restructuring was recorded during the three months ended March 31, 2025. The Company expects the remaining costs representing the close-out costs for the Brisbane, California facility to be complete in the next one to two years.
The following table is a summary of accrued November 2023 Restructuring and France Restructuring charges included within other accrued liabilities on the Company’s Condensed Consolidated Balance Sheet as of March 31, 2025 (in thousands):

Three Months Ended March 31, 2025
Balance at December 31, 2024	$896
Restructuring charges, net	(552)
Cash payments	(344)
Balance at March 31, 2025	$—
Sangamo may also incur other cash expenses or charges not currently contemplated or estimable due to events that may occur as a result of, or associated with, the November 2023 Restructuring.
NOTE 11 – SEGMENT INFORMATION
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

The table below details the Company’s revenues, significant expenses, and other segment items and reconciles those amounts to the Company’s consolidated net loss as computed under U.S. GAAP in the Condensed Consolidated Statements of Operations:

	Three Months Ended March 31,
	2025	2024
Revenues	$6,437	$481
Less:
Research and development	15,111	21,166
General and administrative	9,268	10,177
Clinical manufacturing operations	9,656	12,555
Impairment of long-lived assets	—	4,349
Stock-based compensation	2,596	2,719
Other segment items (*)	403	(1,396)
Net loss	$(30,597)	$(49,089)
(*) Other segment items include restructuring charges, interest income, other (expense) income, net, and income tax expense.
NOTE 12—SUBSEQUENT EVENTS
Capsid Delivery License Agreement with Eli Lilly and Company
On April 3, 2025, the Company entered into a global capsid delivery license agreement (“the Lilly Agreement”), with Eli Lilly and Company (“Lilly”), to develop intravenously administered genomic medicines to treat certain diseases of the CNS. Under the Lilly Agreement, the Company granted a worldwide exclusive license to Lilly to utilize its proprietary, neurotropic adeno-associated virus capsid, STAC-BBB, for one target, with the rights for Lilly to add up to four additional targets after paying additional licensed target fees.
Under the Lilly Agreement, the Company has received an $18.0 million upfront license payment. In addition, the Company is eligible to earn up to $1.4 billion in additional licensed target fees and milestone payments across the five potential CNS disease targets under the Lilly Agreement, as well as tiered royalties on the potential net sales of any resulting products, subject to certain specified reductions.
At-the-Market Offering Program
Subsequent to March 31, 2025, the Company sold 7,090,385 shares of its common stock under the Open Market Sale Agreement℠ with Jefferies, for net proceeds of approximately $5.1 million.

ITEM  2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The discussion in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contains trend analysis, estimates and other forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. These forward-looking statements include, without limitation, statements containing the words “anticipates,” “believes,” “continues,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “seeks,” “should,” “will,” and other words of similar import or the negative of those terms or expressions. Such forward-looking statements are subject to known and unknown risks, uncertainties, estimates and other factors that may cause our actual results, performance or achievements, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Actual results could differ materially from those set forth in such forward-looking statements as a result of, but not limited to, the “Risk Factors” described in Part I, Item 1A our Annual Report on Form 10-K for the year ended December 31, 2024 as filed with the Securities and Exchange Commission on March 17, 2025, or the 2024 Annual Report, as supplemented by the risks described under “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q. All forward-looking statements about our future plans and expectations are subject to our ability to secure adequate additional funding. You should also read the following discussion and analysis in conjunction with our Condensed Consolidated Financial Statements and accompanying notes included in this Quarterly Report and the Consolidated Financial Statements and accompanying notes thereto included in our 2024 Annual Report.
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
Recent Business Highlights
Corporate Updates
Capsid Delivery License Agreement with Eli Lilly and Company
On April 3, 2025, we entered into a global capsid delivery license agreement, or the Lilly Agreement, with Eli Lilly and Company, or Lilly, to develop intravenously administered genomic medicines to treat certain diseases of the central nervous system, or CNS. Under the Lilly Agreement, we granted a worldwide exclusive license to Lilly to utilize our proprietary, neurotropic adeno-associated virus, or AAV, capsid, STAC-BBB, for one target, with the rights for Lilly to add up to four additional targets after paying us additional licensed target fees.
Under the Lilly Agreement, we have received an $18.0 million upfront license payment. In addition, we are eligible to earn up to $1.4 billion in additional licensed target fees and milestone payments across the five potential CNS disease targets under the Lilly Agreement, as well as tiered royalties on the potential net sales of any resulting products, subject to certain specified reductions.
Financial Position – Going Concern
Based on our current operating plan, we estimate that our cash and cash equivalents as of March 31, 2025, together with $18.0 million in upfront license fees that we received pursuant to the Lilly Agreement in April 2025, and $5.1 million generated through our at-the-market offering program since March 31, 2025, will be sufficient to meet our liquidity requirements only early into the third quarter of 2025. Our history of significant losses, negative cash flows from operations, limited liquidity resources currently on hand and dependence on our ability to obtain substantial additional financing to fund our operations have resulted in management’s assessment that there is substantial doubt about our ability to continue as a going concern for at least the next 12 months from the date the financial statements included in this Quarterly Report are issued. Our ability to continue to operate as a going concern is dependent upon our ability to raise substantial additional capital to fund our operations and support our research and development endeavors, including to progress our preclinical and clinical programs as described in our 2024 Annual Report and in this Quarterly Report. We have been actively seeking, and continue to actively seek, additional capital, including through additional strategic collaborations and other direct investments in our programs, public or private equity or debt financing, royalty financing and other sources. The substantial additional capital needed to support our operations and to continue to operate as a going concern may not be available on acceptable terms or at all. In particular, the perception of our ability to continue to operate as a going concern has made and will continue to make it more difficult to obtain financing for the continuation of our operations, particularly in light of currently challenging macroeconomic and market conditions. We may be unable to attract new investments as a result of the speculative nature of our newly reprioritized core neurology preclinical programs and the absence of partners to progress our more advanced clinical programs. In particular, if we are not able to secure a commercialization partner for our Fabry disease program in the near term, our ability to raise additional capital needed to support our operations will be substantially impaired. If adequate funds are not available to us on a timely basis, or at all, we will be required to take additional actions to address our liquidity needs, including additional cost reduction measures such as further reducing operating expenses and further delaying, reducing the scope of, discontinuing or altering our research and development activities, which would have a material adverse effect on our business and prospects, or we may be required to cease operations entirely, liquidate all or a portion of our assets, and/or seek protection under the U.S. Bankruptcy Code, and you may lose all or part of your investment. We have explored, and will continue to explore, whether filing for bankruptcy protection is in the best interest of our Company and our stakeholders.
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
Chronic Neuropathic Pain – ST-503
•Following clearance in November 2024 of the investigational new drug application, or IND, from the U.S. Food and Drug Administration, or FDA, for ST-503, an investigational epigenetic regulator for the treatment of intractable pain due to iSFN, we continue to advance preparations for the Phase 1/2 clinical study to assess the safety, tolerability and preliminary efficacy of a one-time dose of ST-503, administered intrathecally to patients with iSFN.
•We expect to commence enrollment and dosing of patients in mid-2025, subject to our ability to secure adequate additional funding.
•Preliminary proof of efficacy data from the Phase 1/2 study is expected in the fourth quarter of 2026.
Prion Disease – ST-506
•Clinical trial authorisation, or CTA, enabling activities continue to advance for ST-506, an investigational epigenetic regulator for the treatment of prion disease, leveraging STAC-BBB, which demonstrated industry-leading blood-brain barrier, or BBB, penetration in nonhuman primates, or NHPs, following a single intravenous administration.
•A CTA submission for the prion program is expected in the first quarter of 2026, subject to our ability to secure adequate additional funding.
•We plan to begin clinical trial enrollment and dosing in mid-2026, subject to our ability to secure adequate additional funding, with preliminary clinical data anticipated in the fourth quarter of 2026.
Novel AAV Capsid Delivery Technology
•We continue to engage in business development discussions with new potential collaborators for STAC-BBB for use in delivering intravenously administered genomic medicines to treat certain specified neurological diseases.
Annual Society of Gene and Cell Therapy Annual Meeting
•Nine Sangamo abstracts were accepted for presentation at the American Society for Cell and Gene Therapy, or ASGCT, Annual Meeting, taking place May 13-17, 2025, in New Orleans, Louisiana.
•These abstracts demonstrate advances in our neurology pipeline, including platform presentations detailing the chronic neuropathic pain and prion disease programs, and posters outlining the latest innovations in capsid delivery engineering and modular integrase technologies.
•One abstract was accepted as a platform presentation in the prestigious Presidential Symposium and showcases the potent combination of epigenetic regulation and capsid delivery technology for the treatment of prion disease in animal models, including a profound survival extension observed in disease mouse models.
Clinical Programs
Fabry Disease
•In April 2025, all dosed patients in the Phase 1/2 STAAR study evaluating isaralgagene civaparvovec, also known as ST-920, our investigational gene therapy product candidate for the treatment of Fabry disease, completed at least 52-weeks of follow-up, a key milestone required by the FDA for an Accelerated Approval regulatory pathway.

•The FDA has previously agreed in a Type B interaction that data from the ongoing Phase 1/2 STAAR study can serve as the primary basis for approval under the Accelerated Approval Program, using estimated glomerular filtration rate, or eGFR, slope at 52 weeks across all patients as an intermediate clinical endpoint.
•Preliminary analysis of clinical data collected as of this April 2025 52-week milestone date across all 32 dosed patients indicates that the mean eGFR slope continued to remain positive since the last clinical update with a data cutoff date of September 12, 2024 presented at the WORLDSymposium in February 2025.
•The product candidate continues to be generally well tolerated in the study and a pivotal read-out is expected by the end of the second quarter of 2025.
•In April 2025, we held a productive Type B meeting with the FDA, providing us with a clear Chemistry, Manufacturing and Controls, or CMC, pathway to a planned Biologics License Application, or BLA, submission as early as the first quarter of 2026, including clarity on plans for process validation, path to commercial specifications and the commercial launch manufacturing site.
•We are executing BLA readiness activities for isaralgagene civaparvovec while continuing to engage in business development negotiations for a potential Fabry commercialization agreement.
•Discussions with the European Medicines Agency are ongoing regarding the proposed pathway to potential approval for isaralgagene civaparvovec in Europe.
Partnered Program
Hemophilia A
•We continue to seek a potential collaboration partner for giroctocogene fitelparvovec, an investigational gene therapy that we developed with Pfizer Inc., or Pfizer, for patients with moderately severe to severe hemophilia A.
•We and Pfizer continue to work together on managing the transition of our collaboration, which terminated on April 21, 2025.
Collaborations
Our collaborations with biopharmaceutical companies bring us important financial and strategic benefits and reinforce the potential of our research and development efforts and our zinc finger, or ZF, technology platform. They leverage our collaborators’ therapeutic and clinical expertise and commercial resources with the goal of bringing our medicines more rapidly to patients. We believe these collaborations will potentially expand the addressable markets of our product candidates. To date, we have received approximately $910.0 million in upfront licensing fees, milestone payments and proceeds from sale of our common stock to collaborators and have the opportunity to earn up to $6.1 billion in potential future milestone payments from our ongoing collaborations, in addition to potential product royalties.
Manufacturing & Process Development
We expect to be substantially reliant on external partners to manufacture clinical supply for our neurology portfolio. We retain our in-house analytical and process development capabilities.
Macroeconomic Conditions
Our business and operations and those of our collaborators may be affected by financial instability and declining economic conditions in the United States and other countries, whether caused by political instability and conflict, including the ongoing conflicts between Russia and Ukraine and between Pakistan and India, by general health crises, or by global trade issues and changes in and uncertainties with respect to tariffs and international trade disputes, which has led to market disruptions, including significant volatility in commodity prices, credit and capital markets instability, including disruptions in access to bank deposits and lending commitments, supply chain interruptions, fluctuations in interest rates, the imposition of tariffs and global inflationary pressures. These macroeconomic factors could materially and adversely affect our ability to continue to operate as a going concern and could otherwise have a material adverse effect on our business, operations, operating results and financial condition as well as the price of our common stock. In particular, our ability to raise the substantial additional capital we need in order to fund our business and to continue to operate as a going concern may be adversely impacted by these macroeconomic factors, and we cannot be certain that we will be able to obtain the substantial additional capital that we need to support our operations and to continue to operate as a going concern on terms acceptable to us, or at all.

Certain Components of Results of Operations
Our revenues have consisted primarily of revenues from collaboration agreements, including upfront license fees, reimbursements for research services, and milestone achievements, and research grant funding. In April 2024, the collaboration agreement with Kite Pharma, Inc., a Gilead Sciences, Inc. subsidiary, or Kite, expired pursuant to its terms, and in December 2024, Pfizer notified us of its termination for convenience of the global collaboration and license agreement effective April 21, 2025. In 2024, we entered into license agreements for STAC-BBB with Genentech Inc., a member of the Roche Group, or Genentech, and Astellas Gene Therapies, Inc., or Astellas, and in April 2025, we entered into a license agreement for STAC-BBB with Lilly. Under these license agreements, we earned upfront license fees and are eligible to earn potential future payments for additional license targets or upon successful achievement of certain development and/or commercial milestones. We expect revenues to continue to fluctuate from period to period and there can be no assurance that our collaborations or partner reimbursements will continue beyond their initial terms or that we are able to meet the milestones specified in these agreements, or that we will be able to secure additional collaborations. For additional information concerning the terms of our ongoing collaboration agreements, see Note 6 – Major Customers, Partnerships and Strategic Alliances in the accompanying notes to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
We have historically incurred net losses since inception and expect to incur losses for at least the next several years as we continue our research and development activities. To date, we have funded our operations primarily through the issuance of equity securities and revenues from collaborations and research grants.
We expect research and development expenses to increase in the near-term due to Fabry disease program BLA readiness activities, and we expect to continue to devote substantial resources to research and development in the future and expect research and development expenses to increase in the next several years if we are successful in raising substantial additional capital and advancing our product candidates from research stage through clinical trials.
General and administrative expenses consist primarily of salaries and personnel related expenses for executive, finance and administrative personnel, stock-based compensation expense, professional fees, allocated facilities and information technology expenses, patent prosecution expenses and other general corporate expenses. Although we expect general and administrative expenses to remain relatively consistent in the near term, we expect the growth of our business to require increased general and administrative expenses if we are successful in raising substantial additional capital and advancing our product candidates from research stage through clinical trials.
Critical Accounting Policies and Estimates
Our Condensed Consolidated Financial Statements and the related disclosures have been prepared in accordance with generally accepted accounting principles in the United States. The preparation of our Condensed Consolidated Financial Statements requires us to make estimates, assumptions and judgments that affect the reported amounts in our Condensed Consolidated Financial Statements and accompanying notes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe the following policies to be the most critical to an understanding of our financial condition and results of operations because they require us to make estimates, assumptions and judgments about matters that are inherently uncertain.
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
There have been no significant changes in our critical accounting policies and estimates during the three months ended March 31, 2025, as compared to the critical accounting policies and estimates disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Part II, Item 7 of the 2024 Annual Report.

Results of Operations for the Three Months Ended March 31, 2025 and 2024
Revenues

	Three Months Ended March 31,
	(in thousands, except percentage values)
	2025	2024	Change	%
Revenues	$6,437	$481	$5,956	1,238.3%
Revenues during the three months ended March 31, 2025 primarily consisted of revenues from the collaboration agreement with Pfizer and royalties from our license agreements with Sigma-Aldrich Corporation, or Sigma, and Open Monoclonal Technology, Inc. (now Ligand Pharmaceuticals Inc.), or Ligand. We anticipate revenues in the future will be derived primarily from our license agreements. Our collaboration agreement with Kite expired pursuant to its terms in April 2024. Further, in December 2024, Pfizer notified us of its termination for convenience of the collaboration agreement effective April 21, 2025, and we are not entitled to receive any further milestone payments or royalties from Pfizer.
The increase of $6.0 million in revenues for the three months ended March 31, 2025, compared to the same period in 2024, was primarily attributed to $5.0 million in revenue relating to our collaboration agreement with Pfizer upon transfer of a specified sublicense and an increase of $1.0 million in revenue relating to our license agreement with Sigma.
Operating expenses

	Three Months Ended March 31,
	(in thousands, except percentage values)
	2025	2024	Change	%
Operating expenses:
Research and development	$26,006	$35,891	$(9,885)	(28%)
General and administrative	10,059	11,767	(1,708)	(15%)
Impairment of long-lived assets	—	4,349	(4,349)	(100%)
Total operating expenses	$36,065	$52,007	$(15,942)	(31%)
Research and Development Expenses
Research and development expenses consisted primarily of compensation related expenses, including restructuring charges and stock-based compensation, laboratory supplies, preclinical and clinical studies, manufacturing clinical supply, contracted research and development, and allocated facilities and information technology expenses.
The decrease of $9.9 million in research and development expenses for the three months ended March 31, 2025, compared to the same period in 2024, was primarily attributable to lower compensation and other personnel costs of $3.9 million due to lower headcount as a result of restructurings of operations and corresponding reductions in workforce and restructuring charges, lower preclinical, clinical and manufacturing expenses of $2.5 million primarily related to the deferral and reprioritization of certain programs, lower allocated overhead costs of $2.0 million due to changes in the pool of allocable costs as a result of restructuring of operations, and lower facilities and infrastructure related expenses of $1.1 million, including depreciation. Stock-based compensation expense included in research and development expenses was $1.2 million and $1.4 million for the three months ended March 31, 2025 and 2024, respectively.
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
Our potential therapeutic products are subject to a lengthy and uncertain regulatory process that may not result in our receipt of any necessary regulatory approvals. Failure to receive the necessary regulatory approvals would prevent us from commercializing the product candidates affected. In addition, clinical trials of our product candidates may fail to demonstrate safety and efficacy, which could prevent or significantly delay regulatory approval. A discussion of the risks and uncertainties with respect to our research and development activities, including completing the development of our product candidates, and the consequences to our business, financial position and growth prospects can be found in “Risk Factors” in Part I, Item 1A of the 2024 Annual Report, as supplemented by the risks described under “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q.
General and Administrative Expenses
General and administrative expenses consist primarily of compensation related expenses including restructuring charges and stock-based compensation for executive, legal, finance and administrative personnel, professional fees, allocated facilities and information technology expenses, and other general corporate expenses.
The decrease of $1.7 million in general and administrative expenses for the three months ended March 31, 2025, compared to the same period in 2024, was primarily attributable to lower compensation and other personnel costs of $1.7 million due to lower headcount as a result of restructurings of operations and corresponding reductions in workforce and restructuring charges, lower facilities and infrastructure related expenses of $1.2 million, and lower external professional services expenses of $0.7 million. These decreases were partially offset by higher allocated overhead costs of $2.0 million due to changes in the pool of allocable costs as a result of restructuring of operations. Stock-based compensation expense included in general and administrative expenses was $1.4 million and $1.3 million for the three months ended March 31, 2025 and 2024, respectively.
Impairment
During the three months ended March 31, 2025 no additional impairment was recorded. During the three months ended March 31, 2024, our Board of Directors approved the wind-down of research and development activities in France and corresponding reduction in workforce, including closure of our cell therapy manufacturing facility and research labs in Valbonne, France, or the France Restructuring, and we initiated actions to commence the closure of our facility in Brisbane, California. As a result of these factors, we concluded our long-lived assets, primarily comprising right-of-use assets, related leasehold improvements, and certain manufacturing and laboratory equipment, were impaired. Based on our analyses, we recognized a pre-tax long-lived assets impairment charge of $4.3 million during the three months ended March 31, 2024.
For more information see Note 7 – Impairment of Long-Lived Assets and Write-Down of Assets Held For Sale in the accompanying notes to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Restructuring Charges
In 2023, we executed a series of restructurings of operations and corresponding reductions in workforce announced in April and November 2023. In 2024, we executed a wind-down of our French research and development activities and a corresponding workforce reduction. These restructurings were designed to reduce overall costs and advance our strategic transformation into a neurology focused genomic medicine company focused on epigenetic regulation programs addressing serious neurological diseases and novel AAV capsid delivery technology. No expenses related to the April and November 2023 Restructurings were incurred during the three months ended March 31, 2025. In connection with the France Restructuring, there were no material expenses or adjustments related to employee severance and notice period payments, benefits, and other employee-related costs recorded during the three months ended March 31, 2025. In connection with the November 2023 and France Restructurings, during the three months ended March 31, 2024, we incurred approximately $0.9 million in expenses related to employee severance and notice period payments, benefits, and related restructuring charges, of which $0.7 million is included in research and development expense and $0.2 million is included in general and administrative expense in the accompanying Condensed Consolidated Statements of Operations included in this Quarterly Report on Form 10-Q.
For more information see Note 10 – Restructuring Charges in the accompanying notes to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Other (expense) income, net
The decrease of $3.2 million was primarily driven by a decrease of $1.5 million related to fluctuations in foreign currency exchange rates, and a decrease of $1.5 million in research tax credits.

Liquidity and Capital Resources
Liquidity
Since inception, we have incurred significant net losses, and we have funded our operations primarily through the issuance of equity securities, payments from corporate collaborators and strategic partners and research grants.
As of March 31, 2025, we had cash and cash equivalents of $25.2 million, compared to cash and cash equivalents of $41.9 million as of December 31, 2024. Our most significant use of capital during the quarter was for external research and development expenses, such as manufacturing, clinical trials and preclinical activity related to our therapeutic programs, and employee compensation. Cash in excess of immediate requirements is invested in accordance with our investment policy with a view toward capital preservation and liquidity.
In August 2020, we entered into an Open Market Sale Agreement℠, or the sales agreement, with Jefferies LLC, providing for the sale of up to $150.0 million of our common stock from time to time in “at-the-market” offerings under an existing shelf registration statement. In December 2022, we entered into Amendment No. 2 to the Open Market Sale Agreement℠, which increased the aggregate offering price under the sales agreement by an additional $175.0 million. Approximately $176.1 million remained available under the sales agreement as of March 31, 2025. We sold 9,528,752 shares of our common stock under the sales agreement for net proceeds of approximately $10.5 million during the three months ended March 31, 2025. No shares were sold under the sales agreement during the three months ended March 31, 2024. Additionally, in March 2024, we issued 24,761,905 shares of common stock, pre‑funded warrants to purchase 3,809,523 shares of common stock and accompanying warrants to purchase an aggregate of 28,571,428 shares of common stock at a price per share of common stock (or pre-funded warrant in lieu thereof) and accompanying warrant of $0.84 per share, for total net proceeds of approximately $21.9 million, after deducting placement agent fees and offering expenses. Subsequent to March 31, 2025, we sold 7,090,385 shares of our common stock under the sales agreement for net proceeds of approximately $5.1 million.
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
Based on our current operating plan, we estimate that our cash and cash equivalents as of March 31, 2025, together with $18.0 million in upfront license fees that we received pursuant to the Lilly Agreement in April 2025, and $5.1 million generated through our at-the-market offering program since March 31, 2025, will be sufficient to meet our liquidity requirements only early into the third quarter of 2025. Our history of significant losses, negative cash flows from operations, limited liquidity resources currently on hand and dependence on our ability to obtain additional financing to fund our operations have resulted in management’s assessment that there is substantial doubt about our ability to continue as a going concern for at least the next 12 months from the date the financial statements included in this Quarterly Report are issued. Our ability to continue to operate as a going concern is dependent upon our ability to raise substantial additional capital to fund our operations and support our research and development endeavors, including to progress our preclinical and clinical programs as described in the 2024 Annual Report and this Quarterly Report. We have been actively seeking, and continue to actively seek, additional capital, including through additional strategic collaborations and other direct investments in our programs, public or private equity or debt financing, royalty financing and other sources. The substantial additional capital needed to support our operations and to continue to operate as a going concern may not be available on acceptable terms or at all. In particular, the perception of our ability to continue to operate as a going concern has made and will continue to make it more difficult to obtain financing for the continuation of our operations, particularly in light of currently challenging macroeconomic and market conditions. Further, we may be unable to attract new investments as a result of the speculative nature of our newly reprioritized core neurology preclinical programs and the absence of partners to progress our more advanced clinical programs. In particular, if we are not able to secure a commercialization partner for our Fabry disease program in the near term, our ability to raise additional capital needed to support our operations will be substantially impaired. If adequate funds are not available to us on a timely basis, or at all, we will be required to take additional actions to address our liquidity needs, including additional cost reduction measures such as further reducing operating expenses and further delaying, reducing the scope of discontinuing or altering our research and development activities, which would have a material adverse effect on our business and prospects, or we may be required to cease operations entirely, liquidate all or a portion of our assets, and/or seek protection under the U.S. Bankruptcy Code, and you may lose all or part of your investment. We have explored, and will continue to explore, whether filing for bankruptcy protection is in the best interest of our Company and our stakeholders.
Moreover, we rely in part on our collaboration partners to provide funding for and otherwise advance our preclinical and clinical programs. While we continue to advance ongoing business development discussions with potential commercialization and collaboration partners, we may not be successful in doing so in a timely manner, on acceptable terms or at all, and we may otherwise fail to raise sufficient additional capital to advance our programs, in which case, we may not receive the expected return on our investments in these programs, platforms and technologies. In any event, we need substantial additional funding in order to execute on our current operating plan, and our ability to raise such funding will be substantially impaired if we are not able to secure a commercialization partner for our Fabry disease program in the near term. If we raise additional capital through public or private equity offerings, including sales pursuant to our at-the-market offering program with Jefferies LLC, the ownership interest of our existing stockholders will be diluted, and such dilution may be substantial given our current stock price decline, and the terms of any new equity securities may have a preference over, and include rights superior to, our common stock. If we raise additional capital through royalty financings or other collaborations, strategic alliances or licensing arrangements with third parties, we may need to relinquish certain valuable rights to our product candidates, technologies, future revenue streams or research programs or grant licenses on terms that may not be favorable. If we raise additional capital through debt financing, we may be subject to specified financial covenants or covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or pursuing certain transactions, any of which could restrict our ability to commercialize our product candidates or operate our business.
In addition, as we focus our efforts on proprietary human therapeutics, we will need to seek regulatory approvals of our product candidates from the FDA or other comparable foreign regulatory authorities, a process that could cost in excess of hundreds of millions of dollars per product. We may experience difficulties in accessing the capital markets due to external factors beyond our control, such as volatility in the equity markets for emerging biotechnology companies and general economic and market conditions both in the United States and abroad. In particular, our ability to raise the substantial additional capital we need in order to fund our business may be adversely impacted by global economic conditions and disruptions to and volatility in the credit and financial markets in the United States and worldwide, such as has been experienced recently due in part to, among other things, the ongoing conflict between Russia and Ukraine, conflicts in the Middle East, and geopolitical challenges arising from the imposition of tariffs and escalating trade tensions. We cannot be certain that we will be able to obtain the substantial additional capital that we need to support our operations and to continue to operate as a going concern on terms acceptable to us, or at all.
Cash Flows
Operating activities
Net cash used in operating activities was $26.1 million for the three months ended March 31, 2025, primarily due to:
•a net loss of $30.6 million, adjusted for non-cash expenses related to stock-based compensation of $2.6 million, depreciation and amortization of $1.0 million, and amortization of operating lease right-of-use assets of $0.9 million; and
•an increase in prepaid expenses and other assets by $2.6 million, a decrease in lease liabilities by $1.2 million, and a decrease in accrued compensation and employee benefits by $0.6 million. These were partially offset by an increase in accounts payable and other accrued liabilities by $4.2 million, and a decrease in accounts receivable by $0.2 million.
Net cash used in operating activities was $48.7 million for the three months ended March 31, 2024, primarily due to:
•a net loss of $49.1 million, adjusted for non-cash long-lived asset impairment charges of $4.3 million, other non-cash expenses related to stock-based compensation of $2.7 million, depreciation and amortization of $1.4 million, and amortization of operating lease right-of-use assets of $1.1 million, offset by accretion of discounts and impairment of marketable securities of $0.3 million; and
•a decrease in accounts payable and other accrued liabilities by $4.9 million, a decrease in accrued compensation and employee benefits by $2.6 million, an increase in refundable research tax credits by $1.4 million, and a decrease in lease liabilities by $1.2 million. These were partially offset by a decrease in prepaid expenses and other assets by $1.0 million, and a decrease in accounts receivable by $0.2 million.
Investing activities
Net cash provided by investing activities was zero for the three months ended March 31, 2025.

Net cash provided by investing activities was $35.8 million for the three months ended March 31, 2024, related to sales of marketable securities of $34.7 million, and maturities of marketable securities of $1.1 million.
Financing activities
Net cash provided by financing activities was $8.1 million for the three months ended March 31, 2025, related to $10.4 million of proceeds from the at-the-market offering, net of offering expenses of $0.3 million, partially offset by taxes paid related to net share settlement of equity awards of $2.2 million.
Net cash provided by financing activities was $22.1 million for the three months ended March 31, 2024, related to $22.5 million of proceeds from issuance of common stock and warrants, net of offering expenses of $1.4 million, partially offset by taxes paid related to net share settlement of equity awards of $0.4 million.
Operating Capital and Capital Expenditure Requirements
We anticipate continuing to incur operating losses for at least the next several years and need to raise substantial additional capital. The effects of the current macroeconomic and regulatory environment, including evolving staff and policy changes at the FDA, the effects of the ongoing conflicts between Russia and Ukraine and between Pakistan and India, global trade issues and changes in and uncertainties with respect to tariffs and international trade disputes, inflation, climate change, fluctuations in interest rates and other economic uncertainty and volatility, has resulted and may continue to result in significant disruption of global financial markets, which could continue to impair our ability to access substantial additional capital on terms that are acceptable or at all, and in turn could negatively affect our liquidity and our ability to continue to operate as a going concern. Future capital requirements beyond the period into which we expect our existing cash and cash equivalents will be sufficient to fund our planned operations, will be substantial, and we otherwise need to raise substantial additional capital to continue to operate as a going concern and to fund the development, manufacturing and potential commercialization of our product candidates (see “–Financial Position–Going Concern” and “–Liquidity and Capital Resources–Liquidity” above).
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
•delays that may be caused by changing regulatory requirements, including the evolving staff and policy changes at the FDA;
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
Contractual Obligations
Our future minimum contractual obligations as of December 31, 2024 were reported in the 2024 Annual Report. During the three months ended March 31, 2025, there have been no material changes outside the ordinary course of our business from the contractual obligations previously disclosed in our 2024 Annual Report.
ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
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
Under the supervision of our principal executive officer and principal financial officer, we evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of March 31, 2025. Based on that evaluation, as of March 31, 2025, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level.
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
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM  1.    LEGAL PROCEEDINGS
We are not party to any material pending legal proceedings. From time to time, we may be involved in legal proceedings arising in the ordinary course of business.
ITEM  1A.    RISK FACTORS
Below we are providing, in supplemental form, changes to our risk factors from those previously disclosed in Part I, Item 1A of the 2024 Annual Report. Our risk factors disclosed in Part I, Item 1A of the 2024 Annual Report provide additional discussion about these supplemental risks and we encourage you to read and carefully consider the risk factors disclosed in Part I, Item 1A of the 2024 Annual Report for a more complete understanding of the risks and uncertainties material to our business.
We currently do not meet, and may not regain compliance with, the listing standards of the Nasdaq Capital Market, or Nasdaq, and as a result our common stock may be delisted. Delisting could adversely affect the liquidity of our common stock and the market price of our common stock could decrease, and our ability to obtain sufficient additional capital to fund our operations and to continue to operate as a going concern would be substantially impaired.
Our common stock is currently listed on the Nasdaq Capital Market, which has minimum requirements that a company must meet in order to remain listed. These requirements include maintaining a minimum closing bid price of $1.00 per share, which closing bid price cannot fall below $1.00 per share for a period of more than 30 consecutive trading days, or the Bid Price Requirement. On April 30, 2025, we received a deficiency notice, or the Notice, from the Listing Qualifications Staff, or the Staff, of Nasdaq notifying us that, for the last 30 consecutive business days, the bid price of our common stock had closed below $1.00 per share, thereby failing to satisfy the Bid Price Requirement set forth in the continued listing requirements of Nasdaq Listing Rule 5550(a)(2). The Notice has no immediate effect on the listing of our common stock on the Nasdaq Capital Market. In accordance with Nasdaq Listing Rule 5810(c)(3)(A), we have 180 calendar days, or until October 27, 2025, to regain compliance with the Bid Price Requirement by having shares of our common stock maintain a minimum closing bid price of at least $1.00 per share for a minimum of 10 consecutive trading days. In the event we do not regain compliance with the Bid Price Requirement prior to the expiration of the compliance period, unless Nasdaq exercises its discretion to extend this period, our common stock may be subject to a delisting action by Nasdaq.
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
International trade policies, including tariffs, sanctions and trade barriers may adversely affect our business, financial condition, results of operations and prospects.
We operate in a global economy, which includes utilizing third-party suppliers in several countries outside the United States. There is inherent risk, based on the complex relationships among the U.S. and the countries in which we conduct our business, that political, diplomatic, and national security factors can lead to global trade restrictions and changes in trade policies and export regulations that may adversely affect our business and operations. The current international trade and regulatory environment is subject to significant ongoing uncertainty. The U.S. government has recently announced substantial new tariffs affecting a wide range of products and jurisdictions and has indicated an intention to continue developing new trade policies, including with respect to the pharmaceutical industry. In response, certain foreign governments have announced or implemented retaliatory tariffs and other protectionist measures. These developments have created a dynamic and unpredictable trade landscape, which may adversely impact our business, results of operations, financial condition and prospects.
Currently, certain materials and equipment used in our research, development and manufacturing operations are sourced outside of the United States. Current or future tariffs are likely to result in increased research and development expenses, including with respect to increased costs associated with APIs, raw materials, laboratory equipment and research materials and components. In addition, such tariffs may increase our supply chain complexity and could also potentially disrupt our existing supply chain. Trade restrictions affecting the import of materials necessary for clinical trials could result in delays to our development timelines. Increased development costs and extended development timelines could place us at a competitive disadvantage compared to companies operating in regions with more favorable trade relationships and could reduce investor confidence, negatively impacting our ability to secure additional financing on favorable terms or at all. In addition, as we advance toward commercialization in the future, tariffs and trade restrictions could hinder our ability to establish cost-effective production capabilities, negatively impacting our growth prospects.
The complexity of announced or future tariffs may also increase the risk that we or our customers or suppliers may be subject to civil or criminal enforcement actions in the United States or foreign jurisdictions related to compliance with trade regulations. Foreign governments may also adopt non-tariff measures, such as procurement preferences or informal disincentives to engage with, purchase from or invest in U.S. entities, which may limit our ability to compete internationally and attract non-U.S. investment, employees, customers and suppliers. Foreign governments may also take other retaliatory actions against U.S. entities, such as decreased intellectual property protection, increased enforcement actions, or delays in regulatory approvals, which may result in heightened international legal and operational risks. In addition, the United States and other governments have imposed and may continue to impose additional sanctions, such as trade restrictions or trade barriers, which could restrict us from doing business directly or indirectly in or with certain countries or parties and may impose additional costs and complexity to our business.
Trade disputes, tariffs, restrictions and other political tensions between the United States and other countries may also exacerbate unfavorable macroeconomic conditions including inflationary pressures, foreign exchange volatility, financial market instability, and economic recessions or downturns. The ultimate impact of current or future tariffs and trade restrictions remains uncertain and could materially and adversely affect our business, financial condition, and prospects. While we actively monitor these risks, any prolonged economic downturn, escalation in trade tensions, or deterioration in international perception of U.S.-based companies could materially and adversely affect our business, ability to access the capital markets or other financing sources, results of operations, financial condition and prospects. In addition, tariffs and other trade developments have and may continue to heighten the risks related to the other risk factors described elsewhere in this Quarterly Report and in our Annual Report for the fiscal year ended December 31, 2024.
Disruptions at FDA, including due to a reduction in workforce and/or inadequate funding, could prevent FDA from performing normal functions on which our business relies, which could negatively impact our business. In addition, changes in FDA policies or regulations, as a result of the foregoing disruptions or otherwise, could adversely impact the development of our product candidates and, ultimately, our ability to receive approval for and commercialize our product candidates.
The ability of FDA to review and approve new products or review other regulatory submissions can be affected by a variety of factors, including statutory, regulatory and policy changes, inadequate government budget and funding levels, a reduction in FDA’s workforce and its ability to hire and retain key personnel. Disruptions at FDA and other agencies may also increase the time to meet with and receive agency feedback, review and/or approve our submissions, conduct inspections, issue regulatory guidance, or take other actions that facilitate the development, approval and marketing of regulated products, which would adversely affect our business. In addition, government proposals to reduce or eliminate budgetary deficits may include reduced allocations to FDA and other related government agencies. For example, the current presidential administration established the Department of Government Efficiency, which implemented a federal government hiring freeze and announced certain additional efforts to reduce federal government employee headcount, including by eliminating 3,500 employees from FDA. It is unclear how these executive actions or other potential actions by the presidential administration or other parts of the federal government will impact FDA or other regulatory authorities that oversee our business. The reductions in FDA’s workforce and budgetary pressures could significantly impact the ability of FDA to timely review and process our regulatory submissions or take other actions critical to the marketing of our products which could have a material adverse effect on our business.
Moreover, changes in FDA’s policies or regulations, whether as a result of personnel and budgetary constraints described above, changes in leadership or otherwise, could adversely impact the development of our product candidates and, ultimately, our ability to receive approval for and commercialize our product candidates. For example, there can be no assurance that FDA will continue its Accelerated Approval program or other expedited regulatory designations or that such programs and designations will otherwise remain viable regulatory pathways for our product candidates. In particular, as previously disclosed, we have had a series of interactions with the FDA that provided us with a clear regulatory pathway to Accelerated Approval for isaralgagene civaparvovec. If the FDA were to discontinue its Accelerated Approval program, or otherwise make such program unavailable to us for isaralgagene civaparvovec, our ability to secure a collaboration partner for our Fabry disease program, and ultimately our or a potential future collaborator’s ability to obtain a timely potential approval for and commercialize isaralgagene civaparvovec, would be materially and adversely affected, which would have a material adverse impact on our business, financial condition and business prospects, and we might be required to cease operations.
ITEM  2.    UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS, AND ISSUER PURCHASES OF EQUITY SECURITIES
None.
ITEM  3.    DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM  4.    MINE SAFETY DISCLOSURES
Not applicable.
ITEM  5.    OTHER INFORMATION
None.

ITEM  6.    EXHIBITS

Exhibit number		Description of Document
3.1		Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.3 to the Company’s Current Report on Form 8-K filed June 2, 2023).

3.2		Certificate of Amendment of the Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed June 5, 2024).

3.3		Fifth Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed December 19, 2022).

31.1+		Rule 13a — 14(a) Certification of Principal Executive Officer.

31.2+		Rule 13a — 14(a) Certification of Principal Financial Officer.

32.1+	*	Certifications Pursuant to 18 U.S.C. Section 1350.

101.INS	**	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	**	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents.

104		The cover page from Sangamo’s Quarterly Report on Form 10-Q for the three months ended March 31, 2025 is formatted in Inline XBRL Taxonomy Extension and it is contained in Exhibit 101.
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
Dated: May 12, 2025

SANGAMO THERAPEUTICS, INC.

/s/ ALEXANDER D. MACRAE
Alexander D. Macrae
President and Chief Executive Officer
(Principal Executive Officer)

/s/ PRATHYUSHA DURAIBABU
Prathyusha Duraibabu
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)