Form 10-Q
period 2025-06-30
SANGAMO THERAPEUTICS, INC
filed 2025-08-07
CIK 1001233

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________
FORM 10-Q
________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐     No   ☒
As of August 4, 2025, 301,709,485 shares of the issuer’s common stock, par value $0.01 per share, were outstanding.

INDEX
SANGAMO THERAPEUTICS, INC.
Unless otherwise indicated or the context suggests otherwise, references in this Quarterly Report on Form 10-Q, or Quarterly Report, to “Sangamo,” “the Company,” “we,” “us,” and “our” refer to Sangamo Therapeutics, Inc. and our subsidiaries.
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
•Our ability to continue funding our operations, advance development of our product candidates and ultimately commercialize our technologies depends on our ability to secure collaboration partners for our programs. If we are not able to secure collaborators, or if our collaborators do not diligently pursue product development efforts, we may not be able to secure sufficient capital to continue to operate as a going concern or to develop our technologies or product candidates. In particular, we are engaged in business development discussions with potential counterparties concerning a commercialization agreement for our Fabry disease program, but have been unsuccessful in consummating any such transaction to date. There can be no assurance that we will be able to secure a commercialization partner for our Fabry disease program in a timely manner, on acceptable terms, or at all, and if we are unable to execute such an agreement in the near term, our ability to raise additional capital needed to support our operations and to continue to operate as a going concern will be substantially impaired.
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

PART I. FINANCIAL INFORMATION
ITEM  1.    FINANCIAL STATEMENTS
SANGAMO THERAPEUTICS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited; in thousands)

	June 30, 2025	December 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$38,344	$41,918
Accounts receivable	372	526
Refundable research income tax credits	4,604	4,072
Prepaid expenses and other current assets	6,573	5,175
Total current assets	49,893	51,691
Property and equipment, net	15,733	17,887
Operating lease right-of-use assets	15,061	16,869
Refundable research income tax credits, non-current	14,481	12,809
Other non-current assets	890	879
Restricted cash	1,500	1,500
Total assets	$97,558	$101,635
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$10,740	$15,485
Accrued compensation and employee benefits	15,425	14,569
Other accrued liabilities	13,938	8,195
Deferred revenues	7,556	7,556
Total current liabilities	47,659	45,805
Deferred revenues, non-current	5,874	5,874
Long-term portion of lease liabilities	23,461	26,253
Other non-current liabilities	962	933
Total liabilities	77,956	78,865
Commitments and contingencies
Stockholders’ equity:
Preferred stock	—	—
Common stock	2,728	2,128
Additional paid-in capital	1,573,233	1,532,489
Accumulated deficit	(1,554,900)	(1,504,317)
Accumulated other comprehensive loss	(1,459)	(7,530)
Total stockholders’ equity	19,602	22,770
Total liabilities and stockholders’ equity	$97,558	$101,635
See accompanying Notes to Condensed Consolidated Financial Statements.

SANGAMO THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited; in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenues	$18,306	$356	$24,743	$837
Operating expenses:
Research and development	27,084	24,223	53,090	60,114
General and administrative	9,077	12,045	19,136	23,812
Impairment of long-lived assets	—	1,172	—	5,521
Total operating expenses	36,161	37,440	72,226	89,447
Loss from operations	(17,855)	(37,084)	(47,483)	(88,610)
Interest income	386	416	695	867
Other (expense) income, net	(2,490)	614	(3,649)	2,698
Loss before income taxes	(19,959)	(36,054)	(50,437)	(85,045)
Income tax expense	27	74	146	172
Net loss	$(19,986)	$(36,128)	$(50,583)	$(85,217)
Basic and diluted net loss per share	$(0.08)	$(0.18)	$(0.21)	$(0.44)
Shares used in computing basic and diluted net loss per share	256,950	203,946	238,711	194,049

See accompanying Notes to Condensed Consolidated Financial Statements.

SANGAMO THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited; in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net loss	$(19,986)	$(36,128)	$(50,583)	$(85,217)
Foreign currency translation adjustment	4,068	(313)	5,980	(1,293)
Net pension gains	—	231	91	238
Unrealized loss on marketable securities, net of tax	—	—	—	(233)
Comprehensive loss	$(15,918)	$(36,210)	$(44,512)	$(86,505)
See accompanying Notes to Condensed Consolidated Financial Statements.

SANGAMO THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited; in thousands, except share amounts)

	Three Months Ended June 30, 2025
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount
Balances at March 31, 2025	225,364,090	$2,254	$1,543,093	$(1,534,914)	$(5,527)	$4,906
Issuance of common stock in at-the-market offering, net of offering expenses	11,278,957	113	7,153	—	—	7,266
Issuance of common stock, net of offering expenses	12,235,000	122	21,017	—	—	21,139
Issuance of common stock upon exercise of pre-funded warrants	22,398,393	224	—	—	—	224
Issuance of common stock upon exercise of stock options and vesting of restricted stock units, net of tax	1,064,312	11	(431)	—	—	(420)
Issuance of common stock under employee stock purchase plan	463,135	4	175	—	—	179
Stock-based compensation	—	—	2,226	—	—	2,226
Foreign currency translation adjustment	—	—	—	—	4,068	4,068
Net loss	—	—	—	(19,986)	—	(19,986)
Balances at June 30, 2025	272,803,887	$2,728	$1,573,233	$(1,554,900)	$(1,459)	$19,602

	Six Months Ended June 30, 2025
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount
Balances at December 31, 2024	212,837,679	$2,128	$1,532,489	$(1,504,317)	$(7,530)	$22,770
Issuance of common stock in at-the-market offering, net of offering expenses	20,807,709	209	17,418	—	—	17,627
Issuance of common stock, net of offering expenses	12,235,000	122	21,017	—	—	21,139
Issuance of common stock upon exercise of pre-funded warrants	22,398,393	224	—	—	—	224
Issuance of common stock upon exercise of stock options and vesting of restricted stock units, net of tax	4,061,971	41	(2,688)	—	—	(2,647)
Issuance of common stock under employee stock purchase plan	463,135	4	175	—	—	179
Stock-based compensation	—	—	4,822	—	—	4,822
Foreign currency translation adjustment	—	—	—	—	5,980	5,980
Net pension gains	—	—	—	—	91	91
Net loss	—	—	—	(50,583)	—	(50,583)
Balances at June 30, 2025	272,803,887	$2,728	$1,573,233	$(1,554,900)	$(1,459)	$19,602

See accompanying Notes to Condensed Consolidated Financial Statements.

SANGAMO THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited; in thousands, except share amounts)

	Three Months Ended June 30, 2024
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount
Balances at March 31, 2024	203,686,086	$2,037	$1,515,926	$(1,455,465)	$(5,801)	$56,697
Issuance of common stock upon exercise of pre-funded warrants	3,809,523	38	33	—	—	71
Issuance of common stock upon exercise of stock options and vesting of restricted stock units, net of tax	326,045	3	(82)	—	—	(79)
Issuance of common stock under employee stock purchase plan	379,486	4	142	—	—	146
Stock-based compensation	—	—	3,065	—	—	3,065
Foreign currency translation adjustment	—	—	—	—	(313)	(313)
Net pension gains	—	—	—	—	231	231
Net loss	—	—	—	(36,128)	—	(36,128)
Balances at June 30, 2024	208,201,140	$2,082	$1,519,084	$(1,491,593)	$(5,883)	$23,690

	Six Months Ended June 30, 2024
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount
Balances at December 31, 2023	178,133,548	$1,781	$1,492,077	$(1,406,376)	$(4,595)	$82,887
Issuance of common stock, net of offering expenses	24,761,905	248	21,540	—	—	21,788
Issuance of common stock upon exercise of pre-funded warrants	3,809,523	38	33	—	—	71
Issuance of common stock upon exercise of stock options and vesting of restricted stock units, net of tax	1,116,678	11	(492)	—	—	(481)
Issuance of common stock under employee stock purchase plan	379,486	4	142	—	—	146
Stock-based compensation	—	—	5,784	—	—	5,784
Foreign currency translation adjustment	—	—	—	—	(1,293)	(1,293)
Net pension gains	—	—	—	—	238	238
Net unrealized loss on marketable securities, net of tax	—	—	—	—	(233)	(233)
Net loss	—	—	—	(85,217)	—	(85,217)
Balances at June 30, 2024	208,201,140	$2,082	$1,519,084	$(1,491,593)	$(5,883)	$23,690

See accompanying Notes to Condensed Consolidated Financial Statements.

SANGAMO THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; in thousands)

	Six Months Ended June 30,
	2025	2024
Operating Activities:
Net loss	$(50,583)	$(85,217)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,013	2,648
Amortization in operating lease right-of-use assets	1,808	2,451
Stock-based compensation	4,822	5,784
Impairment of long-lived assets	—	5,521
Accretion of discount on marketable securities	—	(273)
Other	35	(103)
Net changes in operating assets and liabilities:
Interest receivable	—	370
Accounts receivable	154	342
Prepaid expenses and other assets	(1,389)	2,433
Refundable research income tax credits	—	1,132
Accounts payable and other accrued liabilities	301	(4,654)
Accrued compensation and employee benefits	764	(3,195)
Lease liabilities	(2,262)	(2,822)
Other non-current liabilities	30	36
Net cash used in operating activities	(44,307)	(75,547)
Investing Activities:
Maturities of marketable securities	—	1,110
Proceeds from sale of marketable securities	—	34,730
Proceeds from sale of assets classified as held for sale	—	127
Purchases of property and equipment	(24)	—
Net cash (used in) provided by investing activities	(24)	35,967
Financing Activities:
Proceeds from issuance of common stock, net of offering expenses	21,589	21,924
Proceeds from at-the-market offering, net of offering expenses	17,627	—
Taxes paid related to net share settlement of equity awards	(2,647)	(481)
Proceeds from issuance of common stock under employee stock purchase plan	179	146
Net cash provided by financing activities	36,748	21,589
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	4,009	(927)
Net decrease in cash, cash equivalents, and restricted cash	(3,574)	(18,918)
Cash, cash equivalents, and restricted cash, beginning of period	43,418	46,704
Cash, cash equivalents, and restricted cash, end of period	$39,844	$27,786
Supplemental cash flow disclosures:
Property and equipment included in unpaid liabilities	$101	$433
Offering expenses in relation to issuance of common stock included in unpaid liabilities	$226	$—
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
In 2023, the Company announced its strategic transformation into a neurology-focused genomic medicine company focused on developing epigenetic regulation therapies designed to address serious neurological diseases and novel engineered adeno-associated virus (“AAV”) capsid delivery technology.
Basis of Presentation
The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in conformity with generally accepted accounting principles in the United States of America (“U.S. GAAP”) for interim financial information and pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of these financial statements for the periods presented have been included. Operating results for the three and six months ended June 30, 2025 are not necessarily indicative of the results that may be expected for the year ending December 31, 2025. The Condensed Consolidated Balance Sheet data at December 31, 2024 was derived from the audited Consolidated Financial Statements included in Sangamo’s Annual Report on Form 10-K for the year ended December 31, 2024 (the “2024 Annual Report”) as filed with the SEC on March 17, 2025.
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
Liquidity, Going Concern, and Capital Resources
Sangamo is currently working on a number of long-term development projects that involve experimental technologies. The projects will require several years and substantial expenditures to complete and ultimately may be unsuccessful. In recent years, the Company’s operations have been funded primarily through collaborations and strategic partnerships, research grants and from the issuance of equity securities. As of June 30, 2025, the Company had cash and cash equivalents of $38.3 million.
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
•raise funding through debt financing; and
•establish collaborations with potential partners to advance the Company’s product pipeline.
If the Company is unable to raise capital on acceptable terms, or at all, or if it is unable to procure collaboration arrangements or external direct investments to advance its programs, the Company would be required to discontinue some or all of its operations or develop and implement a plan to further extend payables, reduce overhead or scale back its current operating plan until sufficient additional capital is raised to support further operations. There can be no assurance that such a plan would be successful. Additional capital may not be available to the Company on a timely basis, on terms that are acceptable or at all. In particular, the perception of the Company’s ability to continue to operate as a going concern may make it more difficult to obtain financing for the continuation of its operations, particularly in light of currently challenging macroeconomic and market conditions. Further, the Company may be unable to attract new investments as a result of the speculative nature of its newly reprioritized core neurology preclinical programs and the absence of partners to progress its more advanced clinical programs. In particular, if the Company is not able to secure a commercialization partner for its Fabry disease program in the near term, on acceptable terms, or at all, the Company’s ability to raise additional capital needed to support its operations will be substantially impaired. If adequate funds are not available to the Company on a timely basis, or at all, the Company will be required to take significant additional actions to address its liquidity needs, including substantial additional cost reduction measures such as further reducing operating expenses and further delaying, reducing the scope of, altering or discontinuing entirely its research and development activities, which would have a material adverse effect on its business and prospects, or the Company may be required to cease operations entirely, liquidate all or a portion of its assets, and/or seek protection under the U.S. Bankruptcy Code.
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
Some performance obligations in the Company’s collaboration agreements represent distinct bundles of licenses of intellectual property and research and development services, with these components being individually non-distinct as the customer cannot benefit from the licenses independently from the research and development activities. In some instances, the Company has determined that the customer can benefit from the licensed intellectual property separately from the research and development activities, and the licenses of intellectual property and research and development services are individual distinct performance obligations. Options to license the Company’s intellectual property and/or acquire research and development services also represent performance obligations when they grant customers a material right, e.g. a right to a discount the customer would not have received if they did not purchase the Company’s services under the existing contract.
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
Consideration allocated to options that represent material rights is deferred until the options are exercised or expire. The exercise of such options is accounted for as contract continuation, with target selection fees and estimated variable consideration included in the transaction price at that time and allocated specifically to the respective target’s performance obligations.
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
Revenues from collaboration and license agreements as a percentage of total revenues for the three and six months ended June 30, 2025 were as follows:

	Three Months Ended June 30,	Six Months Ended June 30,
	2025	2025
Eli Lilly	98%	73%
Pfizer Inc.	—%	20%
Other license agreements	2%	7%
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
Determining the fair values of an asset group and of individual assets involves significant estimates and assumptions. These estimates and assumptions include, among others, projected future cash flows, risk-adjusted discount rates, future economic and market conditions, and the determination of appropriate market comparables. Changes in these factors and assumptions used can materially affect the amount of impairment loss recognized in the period the asset was considered impaired.
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
A reconciliation of cash, cash equivalents, and restricted cash reported within the accompanying Condensed Consolidated Balance Sheets to the amounts reported within the accompanying Condensed Consolidated Statements of Cash Flows is as follows (in thousands):

	June 30, 2025	December 31, 2024	June 30, 2024	December 31, 2023
Cash and cash equivalents	$38,344	$41,918	$27,786	$45,204
Non-current restricted cash	1,500	1,500	—	1,500
Cash, cash equivalents, and restricted cash as reported within the Condensed Consolidated Statements of Cash Flows	$39,844	$43,418	$27,786	$46,704
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
Foreign Currency Translation
The functional currency of the Company’s foreign subsidiaries is primarily the Euro. Assets and liabilities denominated in foreign currencies are translated to U.S. dollars using the exchange rates at the balance sheet date. Foreign currency translation adjustments are recorded as a component of accumulated other comprehensive loss within stockholders’ equity. Revenues and expenses from the Company’s foreign subsidiaries are translated using the monthly average exchange rates in effect during the period in which the transactions occur. Foreign currency transaction losses during the six months ended June 30, 2025 were $3.6 million and foreign currency transaction gains during the six months ended June 30, 2024 were $0.6 million, and are recorded in other (expense) income, net, on the accompanying Condensed Consolidated Statements of Operations.
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

Segments
The Company operates in one segment. Management uses a single measure of net loss for its single reportable segment and does not segregate its business for internal reporting. As of June 30, 2025 and December 31, 2024, all of the Company’s property and equipment was located in the United States. For the three and six months ended June 30, 2025 and 2024, all of the Company’s revenues were generated and earned in the United States.
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
In November 2024, the FASB issued ASU 2024-03, Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (“ASU 2024-03”), which requires disaggregated disclosure of certain costs and expenses on an interim and annual basis. ASU 2024-03, as amended by ASU 2025-01, is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted. The disclosure updates are required to be applied prospectively with the option for retrospective application. The Company is currently evaluating the impact of adopting ASU 2024-03.
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
The Company had no marketable securities as of June 30, 2025 and December 31, 2024. The fair value measurements of the Company’s cash equivalents are identified at the following levels within the fair value hierarchy (in thousands):

	June 30, 2025
	Fair Value Measurements
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents:
Money market funds	$3,047	$3,047	$—	$—
Total cash equivalents	$3,047	$3,047	$—	$—

	December 31, 2024
	Fair Value Measurements
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents:
Money market funds	$4,138	$4,138	$—	$—
Total cash equivalents	$4,138	$4,138	$—	$—
NOTE 3—CASH EQUIVALENTS
The table below summarizes the Company’s cash equivalents (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
June 30, 2025
Assets
Cash equivalents:
Money market funds	$3,047	$—	$—	$3,047
Total cash equivalents	$3,047	$—	$—	$3,047

December 31, 2024
Assets
Cash equivalents:
Money market funds	$4,138	$—	$—	$4,138
Total cash equivalents	$4,138	$—	$—	$4,138
NOTE 4—VENDOR PAYMENT ARRANGEMENT
During the three and six months ended June 30, 2025, the Company has agreed with an affiliate of a certain vendor to pay amounts owed in advance for manufacturing services, under an agreement with the vendor, in interest-free installments over a period of six months. As of June 30, 2025, advance reservation fees of $3.3 million were deferred and included within prepaid expenses and other current assets on the accompanying Condensed Consolidated Balance Sheet and will be recognized in research and development expense as the related services are performed.
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

During the three and six months ended June 30, 2025, basic and diluted weighted-average number of shares outstanding were 257.0 million and 238.7 million shares, respectively, and included pre-funded warrants to purchase 34,398,393 shares of common stock with an exercise price of $0.01 per share. In June 2025, a total of 22,398,393 pre-funded warrants were exercised. The Company’s outstanding warrants to purchase shares of common stock with the exercise price of $0.75 per share entitle holders to participate in dividends but are not required to absorb losses incurred and as a result were excluded from basic net loss per share calculations during the three and six months ended June 30, 2025.
During the three and six months ended June 30, 2024, basic and diluted weighted-average number of shares outstanding were 203.9 million and 194.0 million shares, respectively, and included pre-funded warrants to purchase 3,809,523 shares of common stock with an exercise price of $0.01 per share. These pre-funded warrants were exercised in June 2024. The Company’s outstanding warrants to purchase shares of common stock with the exercise price of $1.00 per share entitle holders to participate in dividends but are not required to absorb losses incurred and as a result were excluded from basic net loss per share calculations during the three and six months ended June 30, 2024.
The computation of diluted net loss per share for the three and six months ended June 30, 2025 excluded 100.0 million shares subject to outstanding stock options, restricted stock units and warrants to purchase shares of common stock, and the shares reserved for issuance under the Company’s employee stock purchase plan because their inclusion would have had an anti-dilutive effect on diluted net loss per share. The computation of diluted net loss per share for the three and six months ended June 30, 2024 excluded 53.1 million shares, subject to outstanding stock options, restricted stock units and warrants to purchase shares of common stock, and the shares reserved for issuance under the Company’s employee stock purchase plan because their inclusion would have had an anti-dilutive effect on diluted net loss per share.
NOTE 6—MAJOR CUSTOMERS, PARTNERSHIPS AND STRATEGIC ALLIANCES
Eli Lilly and Company
In April 2025, the Company entered into a global capsid delivery license agreement (the “Lilly Agreement”) with Eli Lilly and Company (“Lilly”) to develop intravenously administered genomic medicines to treat certain diseases of the CNS. Under the Lilly Agreement, the Company granted Lilly a worldwide exclusive license to utilize Company’s proprietary, neurotropic adeno-associated virus capsid, STAC-BBB, for one target, with the rights for Lilly to add up to four additional targets during a defined target selection period after paying additional licensed target fees.
Under the Lilly Agreement, the Company received an $18.0 million upfront license payment in April 2025. The Company completed the technology transfer with respect to the initial target and indication in April 2025, and Lilly is solely responsible for all preclinical and clinical development, regulatory interactions, manufacturing and global commercialization of resulting products.
The Company is eligible to earn up to $1.4 billion in additional licensed target fees and milestone payments across the five potential CNS disease targets under the Lilly Agreement, including a license fee for each additional licensed target. In addition, the Company is entitled to receive escalating, tiered mid-single digit to high-single digit royalty payments on the net sales of products sold under these licenses, subject to adjustments for patent expiration, entry of biosimilar or interchangeable products to the market, pricing regulation, and payments made under certain licenses for third-party intellectual property.
The Lilly Agreement will continue, on a product-by-product and country-by-country basis, until the date when there is no remaining royalty payment obligation in such country with respect to such product, at which time the Lilly Agreement will expire with respect to such product in such country. Royalty obligations cease upon the latest of expiration of certain regulatory exclusivities in such country, the last expiration of certain valid patent claims covering such product in such country or ten years from the date of the first commercial sale of the first product in such country. Lilly has the right to terminate the Lilly Agreement for convenience. Each party has the right to terminate the Lilly Agreement for other party’s uncured material breach and for specified bankruptcy events.
The Company assessed the agreement with Lilly in accordance with ASC Topic 606 and concluded that Lilly is a customer. The initial transaction price includes the upfront license fee of $18.0 million. None of the research or development milestones have been included in the transaction price, as all such amounts are fully constrained. As part of its evaluation of the constraint, the Company considered numerous factors, including the fact that achievement of the milestones at this time is uncertain and contingent upon successful continuation of research and development activities in future periods. The Company will re-evaluate the transaction price at each reporting date, as certain events are resolved or other changes in circumstances occur. Potential sales-based milestones and royalty payments are not estimated as they meet the sales-or usage-based royalty exception under ASC Topic 606 and are recognized in the period they are earned, provided the related performance obligations have been completed.

The Company has determined that Lilly’s exercise of the options to add additional targets would result in the grant of separate licenses from the license to the initial target. The Company determined that the options to add additional targets are not material rights, and the exercise of each option will be accounted for as a separate revenue contract. Accordingly, the initial contract contains only a single performance obligation to provide functional intellectual property in the form of a license to the initial target, and the full transaction price of $18.0 million was recognized during the three and six months ended June 30, 2025 upon grant of the license and completion of the technology transfer.
As of June 30, 2025, the Company had no receivable, no deferred revenue, and no amounts currently included in transaction price remaining to be recognized related to the agreement.
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
The initial license was transferred upon completion of the technology transfer in December 2024, and the associated amount of $6.5 million recognized in revenue at that time. As of June 30, 2025, the Company had deferred revenue of $13.5 million related to the options with material rights, of which $7.6 million is classified as current based on the contractually required timing of exercise or expiration of the underlying options within the next four years. The remaining $5.9 million is classified as non-current.
There were no revenues recognized under the agreement during the three and six months ended June 30, 2025 and 2024.
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
As of June 30, 2025, the Company had no receivable, no deferred revenue, and no amounts included in transaction price remaining to be recognized related to the agreement.
There were no revenues recognized under the agreement during the three and six months ended June 30, 2025 and 2024.
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
Following the receipt of the termination notice, the Company was entitled to receive $5.0 million payable 60 days after the effective date of the termination, unless the Company transferred a specified sublicense to Pfizer, prior to termination, in which case it was payable 30 days after such transfer. Sangamo transferred the specified sublicense to Pfizer and recognized the $5.0 million in revenue during the six months ended June 30, 2025. No revenue was recognized during the three months ended June 30, 2025. Pfizer will not be obligated to pay the Company the remaining milestone payments and royalties. The Company and Pfizer continue to work together on managing the transition of their collaboration, which terminated on April 21, 2025.

No revenue was recognized under the agreement during the three and six months ended June 30, 2024.
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
The Company assessed the agreement with Alexion in accordance with ASC Topic 606 and concluded that Alexion is a customer. The Company completed its performance obligations and recognized the amounts included in the transaction price of $17.0 million during the periods through December 31, 2020. No revenue was recognized during the three and six months ended June 30, 2025 and 2024. The remaining development milestone amounts have not been included in the transaction price and have not been recognized as their achievement is dependent on the progress and outcomes of Alexion’s development activities and is therefore uncertain. If and when these milestones become probable of being achieved, they would be recognized in full at that time. Sales related milestones and royalties are not recognized until triggered based on the contractual terms.
In October 2023, Pfizer notified the Company of Pfizer’s assignment of the collaboration and license agreement to Alexion, AstraZeneca Rare Disease, pursuant to a definitive purchase and license agreement for preclinical gene therapy assets and enabling technologies that closed on September 20, 2023.
NOTE 7—IMPAIRMENT OF LONG-LIVED ASSETS AND WRITE-DOWN OF ASSETS HELD FOR SALE
During the year ended December 31, 2024, the Company commenced transitioning out of its facility in Brisbane, California and initiated the wind-down of research and development activities in France and corresponding reduction in workforce, including closure of the Company’s cell therapy manufacturing facility and research labs in Valbonne, France (the “France Restructuring”). As part of the France Restructuring, the Company sold its equipment, furniture and fixtures and closed its facilities and research labs in France prior to December 31, 2024. In connection with the changes in the manner in which the right-of-use assets and leasehold improvements related to the Company’s Brisbane, California and Valbonne, France facilities were used, the Company concluded the identifiable operations and cash flows of these assets were largely independent of the operations and the cash flows of each other, as well as of the remainder of the Company.
Three and Six months ended June 30, 2025
During the three and six months ended June 30, 2025 no additional impairment was recorded.
The Company will continue to assess whether its long-lived assets are impaired in future periods. It is reasonably possible that additional impairment charges will be recognized, for example, if sublease rates of the Brisbane, California facility are less than those estimated.
Three and Six months ended June 30, 2024
During the three months ended March 31, 2024, the Board of Directors approved the France Restructuring and the Company also initiated several actions aimed at reducing costs, including actions to commence the closure of its facility in Brisbane, California.
In connection with the France Restructuring, the Company concluded its equipment, furniture and fixtures located in France met the held for sale criteria and wrote down the carrying value of these assets to their estimated fair value of $1.0 million, net of the estimated costs to sell. The Company recognized losses of $0.1 million and $1.9 million during the three and six months ended June 30, 2024, respectively. The fair value measurement represents a level 3 nonrecurring fair value measurement. The losses are included in impairment of long-lived assets in the accompanying Condensed Consolidated Statements of Operations.
The Company concluded there were indicators of impairment for its Brisbane, California and Valbonne, France facilities, during the three and six months ended June 30, 2024, and established that the carrying values of these asset groups were not recoverable. The Company proceeded to determine their fair values using a discounted cash flow method, which represents a level 3 nonrecurring fair value measurement. As a result, the Company recognized pre-tax long-lived asset impairment charges of $0.9 million and $2.9 million on the right-of-use assets during the three and six months ended June 30, 2024, respectively. The Company also recognized pre-tax long-lived asset impairment charges of $0.2 million and $0.7 million on the related leasehold improvements during the three and six months ended June 30, 2024, respectively. The losses are included in impairment of long-lived assets in the accompanying Condensed Consolidated Statements of Operations.
NOTE 8—STOCK-BASED COMPENSATION
The following table shows total stock-based compensation expense recognized in the accompanying Condensed Consolidated Statements of Operations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Research and development	$1,022	$1,323	$2,260	$2,708
General and administrative	1,204	1,742	2,562	3,076
Total stock-based compensation expense	$2,226	$3,065	$4,822	$5,784
NOTE 9—STOCKHOLDERS’ EQUITY
At-the-Market Offering Program
The Company is party to an Open Market Sale Agreement℠ with Jefferies LLC (“Jefferies”), as amended, with respect to an at-the-market offering program under which the Company may offer and sell, from time to time at its sole discretion, shares of the Company’s common stock having an aggregate offering price of up to $325.0 million through Jefferies as the Company’s sales agent or principal. Approximately $168.8 million remained available under the sales agreement as of June 30, 2025. The Company sold 11,278,957 and 20,807,709 shares of its common stock for net proceeds of approximately $7.3 million and $17.6 million, respectively, during the three and six months ended June 30, 2025. No shares were sold under the sales agreement during the three and six months ended June 30, 2024.

Issuance and Sale of Common Stock and Warrants
2025 Underwritten Offering
On May 14, 2025, the Company completed an underwritten offering (the “2025 Offering”) of 12,235,000 shares of common stock, pre-funded warrants to purchase up to 34,398,393 shares of common stock (the “2025 Pre-Funded Warrants”), and accompanying warrants to purchase up to 46,633,393 shares of common stock (the “2025 Common Warrants”) pursuant to an Underwriting Agreement, dated May 12, 2025, between the Company and Cantor Fitzgerald & Co. The combined offering price of a unit consisting of one share of common stock and accompanying 2025 Common Warrant to purchase one share of common stock was $0.50. The combined offering price of a unit consisting of a 2025 Pre-Funded Warrant and accompanying 2025 Common Warrant to purchase one share of common stock was $0.49. The 2025 Pre-Funded Warrants are exercisable at any time at a price of $0.01 per share of common stock. The 2025 Common Warrants are exercisable six months after issuance and expire five and a half years from the issuance date and have an exercise price of $0.75 per share. Further, Sangamo may require the holders to exercise the 2025 Common Warrants at any time following a period of ten consecutive trading days during which the weighted-average price of the Company’s common stock exceeds $2.75 (as adjusted for stock splits, stock dividends, recapitalizations and similar events). Both the 2025 Pre-Funded Warrants and 2025 Common Warrants can be net exercised in limited circumstances and entitle holders to dividends if and when paid by the Company.
The Company received aggregate net proceeds of $21.1 million, after deducting underwriting discounts and commissions of $1.4 million and other offering costs of $0.5 million.
The 2025 Common Warrants and 2025 Pre-Funded Warrants were determined to be equity-classified. Accordingly, proceeds from the offering were allocated to common stock, the 2025 Common Warrants and 2025 Pre-Funded Warrants on a relative fair value basis and were recorded in stockholders’ equity. The Company determined that the warrants should be equity classified because they are freestanding financial instruments, do not embody an obligation for the Company to repurchase its shares, do not contain exercise contingencies tied to observable markets or indices, permit the holders to receive a fixed number of shares of common stock upon exercise in exchange for a fixed amount of consideration, subject only to adjustments that are inputs to the fair value of a fixed price/fixed consideration-option, and meet the equity classification criteria. In June 2025, the Company issued an aggregate of 22,398,393 shares of common stock upon the exercise of 2025 Pre-Funded Warrants. As of June 30, 2025, 12,000,000 2025 Pre-Funded Warrants and all of the 2025 Common Warrants remain outstanding.
2024 Registered Direct Offering
On March 21, 2024, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with certain institutional investors (collectively, the “Investors”). On March 26, 2024 the Company issued and sold in a registered direct offering (the “2024 Offering”) an aggregate of 24,761,905 shares of common stock and pre-funded warrants to purchase up to an aggregate of 3,809,523 shares of common stock (the “2024 Pre-Funded Warrants”), together with accompanying warrants (“2024 Common Warrants”) to purchase up to an aggregate of 28,571,428 shares of common stock. The combined offering price of a unit consisting of one share of common stock and the accompanying 2024 Common Warrant to purchase one share of common stock was $0.84. The combined offering price of a unit consisting of a 2024 Pre-Funded Warrant and the accompanying 2024 Common Warrant to purchase one share of common stock was $0.83. The 2024 Pre-Funded Warrants are exercisable at any time at a price of $0.01 per share of common stock. The 2024 Common Warrants are exercisable six months after issuance, expire five and a half years from the issuance date and have an exercise price of $1.00 per share. Both the 2024 Pre-Funded Warrants and 2024 Common Warrants can be exercised net in limited circumstances and entitle holders to dividends if and when paid by the Company.
Barclays Capital Inc. and Cantor Fitzgerald & Co. (the “Placement Agents”) acted as the placement agents for the offering, pursuant to a Placement Agency Agreement, dated March 21, 2024 (the “Placement Agreement”). Pursuant to the Placement Agreement, the Company paid the Placement Agents a cash placement fee equal to 6.0% of the aggregate gross proceeds raised in the 2024 Offering.
The Company received aggregate net proceeds from the 2024 Offering of $21.9 million, after deducting Placement Agents’ fees of $1.4 million and other offering costs of $0.7 million.
The 2024 Common Warrants and 2024 Pre-Funded Warrants were determined to be equity-classified and proceeds received from their issuance were recorded as a component of stockholders’ equity within additional paid-in capital. The Company determined that the warrants should be equity classified because they are freestanding financial instruments, do not embody an obligation for the Company to repurchase its shares, do not contain exercise contingencies tied to observable markets or indices, permit the holders to receive a fixed number of shares of common stock upon exercise in exchange for a fixed amount of consideration, subject only to adjustments that are inputs to the fair value of a fixed price/fixed consideration-option, and meet the equity classification criteria. On April 8, 2024, the Company issued an aggregate of 3,809,523 shares of common stock upon full exercise of the 2024 Pre-Funded Warrants. The 2024 Common Warrants had not been exercised and remained outstanding as of June 30, 2025.
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
A majority of expenses related to employee severance and notice period payments, benefits, contract termination costs, and other related restructuring charges for the France Restructuring were recognized during the year ended December 31, 2023. During the three months ended June 30, 2024, the Company recognized $2.4 million as expense relating to a terminated manufacturing-related supplier arrangement for costs that were incurred without economic benefit to the Company, included in general and administrative expense in the accompanying Condensed Consolidated Statements of Operations. During the six months ended June 30, 2024, the Company incurred $2.6 million of expenses, of which $0.1 million is included in research and development expense and the remainder is included in general and administrative expense in the accompanying Condensed Consolidated Statements of Operations. There were no material expenses or adjustments recorded during the three and six months ended June 30, 2025. See Note 7 – Impairment of Long-Lived Assets and Write-Down of Assets Held For Sale for impairment considerations related to the France Restructuring.
The France Restructuring and the cash payments related thereto were completed as of June 30, 2025. The Company will continue the long-term follow up for its clinical studies in France for previously dosed patients as required by regulations.
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
The total restructuring charges are estimated to be approximately $7.8 million to $8.8 million, related to employee severance and notice period payments, benefits, Brisbane, California facility close-out costs, and other related restructuring charges for the November 2023 Restructuring, of which $0.9 million to $1.9 million is remaining to be incurred as of June 30, 2025. The Company incurred $0.7 million of expenses during three months ended March 31, 2024, of which $0.5 million is included in research and development expense and $0.2 million is included in general and administrative expense. No expense relating to the November 2023 Restructuring was recorded during the three and six months ended June 30, 2025. The Company expects the remaining costs representing the close-out costs for the Brisbane, California facility to be complete in the next one to two years.
The following table is a summary of accrued November 2023 Restructuring and France Restructuring charges included within other accrued liabilities on the Company’s Condensed Consolidated Balance Sheet as of June 30, 2025 (in thousands):

Six Months Ended June 30, 2025
Balance at December 31, 2024	$896
Restructuring charges, net	(552)
Cash payments	(344)
Balance at June 30, 2025	$—

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
The table below details the Company’s revenues, significant expenses, and other segment items and reconciles those amounts to the Company’s consolidated net loss as computed under U.S. GAAP in the accompanying Condensed Consolidated Statements of Operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenues	$18,306	$356	$24,743	$837
Less:
Research and development	14,643	14,916	29,754	36,082
General and administrative	7,514	8,183	16,782	18,360
Clinical manufacturing operations	11,420	8,301	21,076	20,856
Impairment of long-lived assets	—	1,172	—	5,521
Stock-based compensation	2,226	3,065	4,822	5,784
Other segment items (*)	2,489	847	2,892	(549)
Net loss	$(19,986)	$(36,128)	$(50,583)	$(85,217)
(*) Other segment items include restructuring charges, interest income, other (expense) income, net, and income tax expense.
NOTE 12—SUBSEQUENT EVENTS
At-the-Market Offering Program
Subsequent to June 30, 2025, the Company sold 17,250,862 shares of its common stock under the Open Market Sale Agreement℠ with Jefferies, for net proceeds of approximately $8.9 million.
Exercise of Pre-Funded Warrants
In July 2025, the Company issued an aggregate of 12,000,000 shares of common stock upon exercise of the 2025 Pre-Funded Warrants. Following this issuance, none of the 2025 Pre-Funded Warrants remain outstanding.

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
Recent Business Highlights
Corporate Updates
Underwritten Offering
In May 2025, we issued and sold in an underwritten offering an aggregate of 12,235,000 shares of our common stock and pre-funded warrants to purchase up to an aggregate of 34,398,393 shares of common stock, together with accompanying warrants to purchase up to an aggregate of 46,633,393 shares of common stock. We received aggregate net proceeds of $21.1 million, after deducting underwriting discounts and commissions of $1.4 million and other offering costs of $0.5 million. We are using the net proceeds from this offering for working capital and general corporate purposes.
Financial Position – Going Concern
Based on our current operating plan, we estimate that our cash and cash equivalents as of June 30, 2025, together with $8.9 million generated through our at-the-market offering program since June 30, 2025, will be sufficient to meet our liquidity requirements only into the fourth quarter of 2025. Our history of significant losses, negative cash flows from operations, limited liquidity resources currently on hand and dependence on our ability to obtain substantial additional financing to fund our operations have resulted in management’s assessment that there is substantial doubt about our ability to continue as a going concern for at least the next 12 months from the date the financial statements included in this Quarterly Report are issued. Our ability to continue to operate as a going concern is dependent upon our ability to raise substantial additional capital to fund our operations and support our research and development endeavors, including to progress our preclinical and clinical programs as described in our 2024 Annual Report and in this Quarterly Report. We have been actively seeking, and continue to actively seek, additional capital, including through additional strategic collaborations and other direct investments in our programs, public or private equity or debt financing, and other sources. The substantial additional capital needed to support our operations and to continue to operate as a going concern may not be available on acceptable terms or at all. In particular, the perception of our ability to continue to operate as a going concern has made and will continue to make it more difficult to obtain financing for the continuation of our operations, particularly in light of currently challenging macroeconomic and market conditions. We may be unable to attract new investments as a result of the speculative nature of our newly reprioritized core neurology preclinical programs and the absence of partners to progress our more advanced clinical programs. In particular, we are engaged in business development discussions with potential counterparties concerning a commercialization agreement for our Fabry disease program, but have been unsuccessful in consummating any such transaction to date. There can be no assurance that we will be able to secure a commercialization partner for our Fabry disease program in a timely manner, on acceptable terms, or at all, and if the Company is unable to execute such an agreement in the near term, our ability to raise additional capital needed to support our operations will be substantially impaired. If adequate funds are not available to us on a timely basis, or at all, we will be required to take significant additional actions to address our liquidity needs, including substantial additional cost reduction measures such as further reducing operating expenses and further delaying, reducing the scope of, altering or discontinuing entirely our research and development activities, which would have a material adverse effect on our business and prospects, or we may be required to cease operations entirely, liquidate all or a portion of our assets, and/or seek protection under the U.S. Bankruptcy Code, and you may lose all or part of your investment. We have explored, and will continue to explore, whether filing for bankruptcy protection is in the best interest of our Company and our stakeholders.
Core Preclinical Neurology Programs and Technology
Our neurology development is focused on two innovative areas: (i) development of epigenetic regulation therapies to treat serious neurological diseases and (ii) development of novel engineered adeno-associated virus, or AAV, capsids to deliver our therapies to the intended neurological targets. Initial indications for our wholly owned preclinical programs include idiopathic small fiber neuropathy, or iSFN, a type of chronic neuropathic pain, and prion disease. As we estimate that our cash and cash equivalents as of June 30, 2025, together with $8.9 million generated through our at-the-market offering program since June 30, 2025, will be sufficient to meet our liquidity requirements only into the fourth quarter of 2025, our plans and expectations discussed below are subject to our ability to secure adequate additional funding, which we may be unable to do in a timely manner or at all.
Chronic Neuropathic Pain – ST-503
•We have selected nine clinical sites to date for the Phase 1/2 STAND study evaluating ST-503, an investigational epigenetic regulator for the treatment of intractable pain due to iSFN a type of chronic neuropathic pain.
•We have initiated the first clinical site and patient identification is in progress.
•We expect to dose the first patient in the fall of 2025, with preliminary proof of efficacy data anticipated in Q4 2026.
•We plan to present updated nonclinical data at the 9th International Congress on Neuropathic Pain, taking place September 4-6, 2025 in Berlin, Germany.
Prion Disease – ST-506
•Clinical Trial Application, or CTA, enabling activities continue to advance for ST-506, an investigational epigenetic regulator for the treatment of prion disease, leveraging STAC-BBB.
•We held a productive meeting with the Medicines and Healthcare products Regulatory Agency, or MHRA, for ST-506, including alignment on nonclinical safety studies and clinical study design.
•We presented in the prestigious Presidential Symposium at the 28th American Society of Gene & Cell Therapy, or ASGCT, Annual Meeting to showcase the potent combination of epigenetic regulation and capsid delivery technology for the treatment of prion disease in animal models, including a profound survival extension observed in disease mouse models.
•We completed the ST-506 dose range finding study and are advancing preparations for the good laboratory practice, or GLP, toxicology study.
•We expect to submit a CTA for ST-506 as early as mid-2026.
Clinical Programs
Fabry Disease
•We announced positive topline results from the registrational Phase 1/2 STAAR study evaluating isaralgagene civaparvovec, or ST-920, a wholly owned investigational gene therapy for the treatment of adults with Fabry disease.
•Following a single dose of isaralgagene civoparvovec, a positive mean annualized estimated glomerular filtration rate, or eGFR, slope of 1.965 mL/min/1.73m2/year (95% confidence interval, or CI: -0.153, 4.083) at 52-weeks was observed across all 32 dosed patients in the study, which the U.S. Food and Drug Administration, or FDA, has agreed will serve as an intermediate clinical endpoint under the Accelerated Approval pathway.
•Furthermore, a mean annualized eGFR slope of 1.747 mL/min/1.73m2/year (95% CI: -0.106, 3.601) was observed for the 19 patients who have achieved 104-weeks of follow-up.

•Key secondary endpoints in the study were also positive. Elevated expression of alpha-galactosidase A, or α-Gal A, activity was maintained for up to 4.5 years for the longest treated patient. Plasma lyso-Gb3 levels remained generally stable following Enzyme Replacement Therapy, or ERT, withdrawal.
•A stabilization in cardiac endpoints was also observed, including a stabilization in cardiac function, morphological and biomarker data in the 32 patients with 52-weeks of follow-up. Measurements by magnetic resonance imaging, or MRI, including left ventricular mass, or LVM; left ventricular mass index, or LVMI; left ventricular myocardial global longitudinal strain, or GLS; T1 and T2 mapping; end-diastolic; and end-systolic volumes remained stable over one year. Furthermore, left ventricular ejection fraction measured by echocardiogram, as well as cardiac biomarkers such as troponin and N-terminal pro-B-type natriuretic peptide, or NT-proBNP, have remained stable in all patients at one-year of follow-up.
•Following dosing with ST-920, all patients who came into the STAAR study on ERT have been able to safely withdraw from ERT. Since the topline readout in June 2025, a physician has decided to resume ERT for one treated patient who had withdrawn from ERT. This patient, who was treated with ST-920 more than two and a half years ago, maintained supraphysiological levels of α-Gal A activity, and their lyso-Gb3 levels were generally stable as of the topline readout date. All of the other 17 patients who began the study on ERT and have been withdrawn from ERT continue to remain off ERT as of today.
•All 32 patients have transitioned into the long-term follow-up study and the STAAR study is now complete.
•Patients demonstrated a range of other clinical benefits, including improvements in disease severity reported in the Fabry Outcome Survey adaptation of the Mainz Severity Score Index, or FOS-MSSI, age-adjusted score and statistically and clinically significant improvements in the short form-36, or SF-36, quality of life scores at week 52 compared to baseline. Statistically significant improvements in the gastrointestinal symptoms rating scale, or GSRS, compared to baseline were also observed.
•Furthermore, following a single administration of isaralgagene civaparvovec, additional clinical benefits were observed in some patients, such as the reduction or elimination in pain medication usage and the resumption of sweating, that has enabled these patients to perform physical tasks and exercise.
•Isaralgagene civaparvovec demonstrated a favorable safety and tolerability profile in the study, without the requirement for preconditioning. The majority of adverse events were grade 1-2 in nature.
•We believe these data support the potential for isaralgagene civaparvovec as a one-time, durable treatment for Fabry disease that can improve patient outcomes and will form the basis for an anticipated Biologics License Application, or BLA, submission under the Accelerated Approval pathway as early as the first quarter of 2026.
•Sangamo plans to present additional clinical data at the 15th International Congress of Inborn Errors of Metabolism, or ICIEM2025, September 2-6, 2025 in Kyoto, Japan.
•We continue to engage with the FDA ahead of the planned BLA submission for isaralgagene civaparvovec. We also continue to engage in business development negotiations for a potential Fabry commercialization agreement.
Partnered Program
Hemophilia A
•We continue to seek a potential collaboration partner for giroctocogene fitelparvovec, an investigational gene therapy that we developed with Pfizer Inc., or Pfizer, for patients with moderately severe to severe hemophilia A.
•We and Pfizer have substantially completed the transition of our collaboration, which terminated on April 21, 2025.
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
Macroeconomic Conditions
Our business and operations and those of our collaborators may be affected by financial instability and declining economic conditions in the United States and other countries, whether caused by political instability and conflict, including the ongoing conflicts between Russia and Ukraine and conflicts in the Middle East, by general health crises, or by global trade issues and changes in and uncertainties with respect to tariffs and international trade disputes, which has led to market disruptions, including significant volatility in commodity prices, credit and capital markets instability, including disruptions in access to bank deposits and lending commitments, supply chain interruptions, fluctuations in interest rates, the imposition of tariffs and global inflationary pressures. These macroeconomic factors could materially and adversely affect our ability to continue to operate as a going concern and could otherwise have a material adverse effect on our business, operations, operating results and financial condition as well as the price of our common stock. In particular, our ability to raise the substantial additional capital we need in order to fund our business and to continue to operate as a going concern may be adversely impacted by these macroeconomic factors, and we cannot be certain that we will be able to obtain the substantial additional capital that we need to support our operations and to continue to operate as a going concern on terms acceptable to us, or at all.
Certain Components of Results of Operations
Our revenues have consisted primarily of revenues from collaboration agreements, including upfront license fees, reimbursements for research services, and milestone achievements, and research grant funding. In April 2024, the collaboration agreement with Kite Pharma, Inc., a Gilead Sciences, Inc. subsidiary, or Kite, expired pursuant to its terms, and in December 2024, Pfizer notified us of its termination for convenience of the global collaboration and license agreement effective April 21, 2025. In 2024, we entered into license agreements for STAC-BBB with Genentech Inc., a member of the Roche Group, or Genentech, and Astellas Gene Therapies, Inc., or Astellas, and in April 2025, we entered into a license agreement for STAC-BBB with Eli Lilly and Company, or Lilly. Under these license agreements, we earned upfront license fees and are eligible to earn potential future payments for additional license targets or upon successful achievement of certain development and/or commercial milestones. We expect revenues to continue to fluctuate from period to period and there can be no assurance that our collaborations or partner reimbursements will continue beyond their initial terms or that we are able to meet the milestones specified in these agreements, or that we will be able to secure additional collaborations. For additional information concerning the terms of our ongoing collaboration agreements, see Note 6 – Major Customers, Partnerships and Strategic Alliances in the accompanying notes to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
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
There have been no significant changes in our critical accounting policies and estimates during the three and six months ended June 30, 2025, as compared to the critical accounting policies and estimates disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Part II, Item 7 of the 2024 Annual Report.
Results of Operations for the Three and Six Months Ended June 30, 2025 and 2024
Revenues

	Three Months Ended June 30,				Six Months Ended June 30,
	(in thousands, except percentage values)				(in thousands, except percentage values)
	2025	2024	Change	%	2025	2024	Change	%
Revenues	$18,306	$356	$17,950	5,042.1%	$24,743	$837	$23,906	2,856%
Revenues during the three and six months ended June 30, 2025 primarily consisted of revenues from the collaboration agreements with Lilly and Pfizer, and royalties from our license agreements with Sigma-Aldrich Corporation, or Sigma, and Open Monoclonal Technology, Inc. (now Ligand Pharmaceuticals Inc.), or Ligand. We anticipate revenues in the future will be derived primarily from our license agreements. Our collaboration agreement with Kite expired pursuant to its terms in April 2024. Further, in December 2024, Pfizer notified us of its termination for convenience of the collaboration agreement effective April 21, 2025, and we are not entitled to receive any further milestone payments or royalties from Pfizer.
The increase of $18.0 million in revenues for the three months ended June 30, 2025, compared to the same period in 2024, was primarily attributable to our receipt of an upfront license payment pursuant to our capsid license agreement with Lilly.
The increase of $23.9 million in revenues for the six months ended June 30, 2025, compared to the same period in 2024, was primarily attributable to $18.0 million in revenue relating to our receipt of an upfront license payment pursuant to our capsid license agreement with Lilly, $5.0 million in revenue relating to our collaboration agreement with Pfizer upon transfer of a specified sublicense and an increase of $0.9 million in revenue relating to our license agreement with Sigma.
Operating expenses

	Three Months Ended June 30,				Six Months Ended June 30,
	(in thousands, except percentage values)				(in thousands, except percentage values)
	2025	2024	Change	%	2025	2024	Change	%
Operating expenses:
Research and development	$27,084	$24,223	$2,861	12%	$53,090	$60,114	$(7,024)	(12%)
General and administrative	9,077	12,045	(2,968)	(25%)	19,136	23,812	(4,676)	(20%)
Impairment of long-lived assets	—	1,172	(1,172)	(100%)	—	5,521	(5,521)	(100%)
Total operating expenses	$36,161	$37,440	$(1,279)	(3%)	$72,226	$89,447	$(17,221)	(19%)
Research and Development Expenses
Research and development expenses consisted primarily of compensation related expenses, including restructuring charges and stock-based compensation, laboratory supplies, preclinical and clinical studies, manufacturing clinical supply, contracted research and development, and allocated facilities and information technology expenses.
The increase of $2.9 million in research and development expenses for the three months ended June 30, 2025, compared to the same period in 2024, was primarily attributable to an increase of $5.8 million in clinical and manufacturing expenses due to BLA readiness activities for our Fabry disease program, and advancement of our research and development programs. This increase was partially offset by lower compensation and other personnel costs of $2.1 million due to lower headcount as a result of restructurings of operations and corresponding reductions in workforce, and lower facilities, infrastructure related expenses and allocated overhead costs of $0.8 million as a result of restructuring of operations. Stock-based compensation expense included in research and development expenses was $1.0 million and $1.3 million for the three months ended June 30, 2025 and 2024, respectively.

The decrease of $7.0 million in research and development expenses for the six months ended June 30, 2025, compared to the same period in 2024, was primarily attributable to lower compensation and other personnel costs of $6.0 million due to lower headcount as a result of restructurings of operations and corresponding reductions in workforce and restructuring charges, lower allocated overhead costs of $2.5 million due to changes in the pool of allocable costs as a result of restructuring of operations, and lower facilities and infrastructure related expenses of $1.4 million, including depreciation. These decreases were partially offset by an increase of $3.2 million in clinical and manufacturing expenses, primarily due to BLA readiness activities for our Fabry disease program. Stock-based compensation expense included in research and development expenses was $2.3 million and $2.7 million for the six months ended June 30, 2025 and 2024, respectively.
We expect research and development expenses to increase in the near-term due to Fabry disease program BLA readiness activities and advancement of our other research and development programs. We expect to continue to devote substantial resources to research and development in the future and expect research and development expenses to increase in the next several years if we are successful in raising substantial additional capital and advancing our product candidates from research stage through clinical trials.
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
The decrease of $3.0 million in general and administrative expenses for the three months ended June 30, 2025, compared to the same period in 2024, was primarily attributable to a decrease of $2.4 million for expense recorded in 2024 relating to a terminated manufacturing-related supplier arrangement for costs that were incurred without economic benefit to Sangamo, lower compensation and other personnel costs of $0.6 million due to lower headcount as a result of restructurings of operations and corresponding reductions in workforce and restructuring charges, and lower facilities and infrastructure related expenses of $0.6 million. These decreases were partially offset by higher allocated overhead costs of $0.6 million due to changes in the pool of allocable costs as a result of restructuring of operations. Stock-based compensation expense included in general and administrative expenses was $1.2 million and $1.7 million for the three months ended June 30, 2025 and 2024, respectively.
The decrease of $4.7 million in general and administrative expenses for the six months ended June 30, 2025, compared to the same period in 2024, was primarily attributable to a decrease of $2.4 million for expense recorded in 2024 relating to a terminated manufacturing-related supplier arrangement for costs that were incurred without economic benefit to Sangamo, lower compensation and other personnel costs of $2.0 million due to lower headcount as a result of restructurings of operations and corresponding reductions in workforce and restructuring charges, lower facilities and infrastructure related expenses of $1.8 million, and lower external professional services expenses of $1.0 million. These decreases were partially offset by higher allocated overhead costs of $2.5 million due to changes in the pool of allocable costs as a result of restructuring of operations.

Stock-based compensation expense included in general and administrative expenses was $2.6 million and $3.1 million for the six months ended June 30, 2025 and 2024, respectively.
Impairment of long-lived assets
During the three and six months ended June 30, 2025, no additional impairment was recorded. During the three and six months ended June 30, 2024, we recognized impairment charges of $1.2 million and $5.5 million, respectively. During the six months ended June 30, 2024, our Board of Directors approved the wind-down of research and development activities in France and corresponding reduction in workforce, including closure of our cell therapy manufacturing facility and research labs in Valbonne, France, or the France Restructuring, and we initiated actions to commence the closure of our facility in Brisbane, California, and we faced a sustained decline in our stock price and related market capitalization. There was also a decline in the market rates for facility subleases, indicating the carrying values of right of use and leasehold improvement assets could be impaired. As a result of these factors, we concluded certain long-lived assets, primarily comprising right-of-use assets, related leasehold improvements, and certain manufacturing and laboratory equipment, were impaired.
For more information see Note 7 – Impairment of Long-Lived Assets and Write-Down of Assets Held For Sale in the accompanying notes to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Other (expense) income, net
The decrease of $3.1 million and $6.3 million for the three and six months ended June 30, 2025, respectively, was primarily related to fluctuations in foreign currency exchange rates.
Liquidity and Capital Resources
Liquidity
Since inception, we have incurred significant net losses, and we have funded our operations primarily through the issuance of equity securities, payments from corporate collaborators and strategic partners and research grants.
As of June 30, 2025, we had cash and cash equivalents of $38.3 million, compared to cash and cash equivalents of $41.9 million as of December 31, 2024. Our most significant use of capital during the quarter was for external research and development expenses, such as manufacturing, clinical trials and preclinical activity related to our therapeutic programs, and employee compensation. Cash in excess of immediate requirements is invested in accordance with our investment policy with a view toward capital preservation and liquidity.
We are party to an Open Market Sale Agreement℠, or, as amended, the sales agreement, with Jefferies LLC, providing for the sale of up to $325.0 million of our common stock from time to time in “at-the-market” offerings under an existing shelf registration statement. Approximately $168.8 million remained available under the sales agreement as of June 30, 2025. We sold 11,278,957 and 20,807,709 shares of our common stock under the sales agreement for net proceeds of approximately $7.3 million and $17.6 million, respectively, during the three and six months ended June 30, 2025. No shares were sold during the three and six months ended June 30, 2024. Additionally, in May 2025, we issued 12,235,000 shares of common stock, pre‑funded warrants to purchase 34,398,393 shares of common stock and accompanying warrants to purchase an aggregate of 46,633,393 shares of common stock at a price per share of common stock (or pre-funded warrant in lieu thereof) and accompanying warrant of $0.50 per share, for total net proceeds of approximately $21.1 million, after deducting underwriting discounts and commissions and other offering costs. Additionally, in March 2024, we issued 24,761,905 shares of common stock, pre‑funded warrants to purchase 3,809,523 shares of common stock and accompanying warrants to purchase an aggregate of 28,571,428 shares of common stock at a price per share of common stock (or pre-funded warrant in lieu thereof) and accompanying warrant of $0.84 per share, for total net proceeds of approximately $21.9 million, after deducting placement agent fees and other offering costs. Subsequent to June 30, 2025, we sold 17,250,862 shares of our common stock under the sales agreement for net proceeds of approximately $8.9 million.
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
Based on our current operating plan, we estimate that our cash and cash equivalents as of June 30, 2025, together with $8.9 million generated through our at-the-market offering program since June 30, 2025, will be sufficient to meet our liquidity requirements only into the fourth quarter of 2025. Our history of significant losses, negative cash flows from operations, limited liquidity resources currently on hand and dependence on our ability to obtain additional financing to fund our operations have resulted in management’s assessment that there is substantial doubt about our ability to continue as a going concern for at least the next 12 months from the date the financial statements included in this Quarterly Report are issued. Our ability to continue to operate as a going concern is dependent upon our ability to raise substantial additional capital to fund our operations and support our research and development endeavors, including to progress our preclinical and clinical programs as described in the 2024 Annual Report and this Quarterly Report. We have been actively seeking, and continue to actively seek, additional capital, including through additional strategic collaborations and other direct investments in our programs, public or private equity or debt financing, and other sources. The substantial additional capital needed to support our operations and to continue to operate as a going concern may not be available on acceptable terms or at all. In particular, the perception of our ability to continue to operate as a going concern has made and will continue to make it more difficult to obtain financing for the continuation of our operations, particularly in light of currently challenging macroeconomic and market conditions. Further, we may be unable to attract new investments as a result of the speculative nature of our newly reprioritized core neurology preclinical programs and the absence of partners to progress our more advanced clinical programs. In particular, we are engaged in business development discussions with potential counterparties concerning a commercialization agreement for our Fabry disease program, but have been unsuccessful in consummating any such transaction to date. There can be no assurance that we will be able to secure a commercialization partner for our Fabry disease program in a timely manner, on acceptable terms, or at all, and if we are unable to execute such an agreement in the near term, our ability to raise additional capital needed to support our operations will be substantially impaired. If adequate funds are not available to us on a timely basis, or at all, we will be required to take significant additional actions to address our liquidity needs, including substantial additional cost reduction measures such as further reducing operating expenses and further delaying, reducing the scope of, altering or discontinuing entirely our research and development activities, which would have a material adverse effect on our business and prospects, or we may be required to cease operations entirely, liquidate all or a portion of our assets, and/or seek protection under the U.S. Bankruptcy Code, and you may lose all or part of your investment. We have explored, and will continue to explore, whether filing for bankruptcy protection is in the best interest of our Company and our stakeholders.
Moreover, we rely in part on our collaboration partners to provide funding for and otherwise advance our preclinical and clinical programs. While we continue to advance ongoing business development discussions with potential commercialization and collaboration partners, we may not be successful in doing so in a timely manner, on acceptable terms or at all, and we may otherwise fail to raise sufficient additional capital to advance our programs, in which case, we may not receive the expected return on our investments in these programs, platforms and technologies. In any event, we need substantial additional funding in order to execute on our current operating plan, and our ability to raise such funding and to continue our operations will be substantially impaired if we are not able to secure a commercialization partner for our Fabry disease program in the near term. If we raise additional capital through public or private equity offerings, including sales pursuant to our at-the-market offering program with Jefferies LLC, the ownership interest of our existing stockholders will be diluted, and such dilution may be substantial given our current stock price decline, and the terms of any new equity securities may have a preference over, and include rights superior to, our common stock. If we raise additional capital through collaborations, strategic alliances or licensing arrangements with third parties, we may need to relinquish certain valuable rights to our product candidates, technologies, future revenue streams or research programs or grant licenses on terms that may not be favorable. If we raise additional capital through debt financing, we may be subject to specified financial covenants or covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or pursuing certain transactions, any of which could restrict our ability to commercialize our product candidates or operate our business.
In addition, as we focus our efforts on proprietary human therapeutics, we will need to seek regulatory approvals of our product candidates from the FDA or other comparable foreign regulatory authorities, a process that could cost in excess of hundreds of millions of dollars per product. We may experience difficulties in accessing the capital markets due to external factors beyond our control, such as volatility in the equity markets for emerging biotechnology companies and general economic and market conditions both in the United States and abroad. In particular, our ability to raise the substantial additional capital we need in order to fund our business may be adversely impacted by global economic conditions and disruptions to and volatility in the credit and financial markets in the United States and worldwide, such as has been experienced recently due in part to, among other things, the ongoing conflict between Russia and Ukraine and conflicts in the Middle East, and geopolitical challenges arising from the imposition of tariffs and escalating trade tensions. We cannot be certain that we will be able to obtain the substantial additional capital that we need to support our operations and to continue to operate as a going concern on terms acceptable to us, or at all.

Cash Flows
Operating activities
Net cash used in operating activities was $44.3 million for the six months ended June 30, 2025, primarily due to:
•a net loss of $50.6 million, adjusted for non-cash expenses related to stock-based compensation of $4.8 million, depreciation and amortization of $2.0 million, and amortization of operating lease right-of-use assets of $1.8 million; and
•a decrease in lease liabilities by $2.3 million, and an increase in prepaid expenses and other assets by $1.4 million. These were partially offset by an increase in accrued compensation and employee benefits by $0.8 million, an increase in accounts payable and other accrued liabilities by $0.3 million, and a decrease in accounts receivable by $0.2 million.
Net cash used in operating activities was $75.5 million for the six months ended June 30, 2024, primarily due to:
•    a net loss of $85.2 million, adjusted for non-cash long-lived asset impairment charges of $5.5 million, other non-cash expenses related to stock-based compensation of $5.8 million, depreciation and amortization of $2.6 million, and amortization of operating lease right-of-use assets of $2.5 million, offset by accretion of discounts and impairment of marketable securities of $0.3 million, and other non-cash adjustments of $0.1 million; and
•    a decrease in accounts payable and other accrued liabilities by $4.7 million, a decrease in accrued compensation and employee benefits by $3.2 million, and a decrease in lease liabilities by $2.8 million. These were partially offset by a decrease in prepaid expenses and other assets by $2.4 million, a decrease in refundable research tax credits by $1.1 million, a decrease in interest receivable by $0.4 million, and a decrease in accounts receivable by $0.3 million.
Investing activities
Net cash provided by investing activities was not material for the six months ended June 30, 2025.
Net cash provided by investing activities was $36.0 million for the six months ended June 30, 2024, related to sales of marketable securities of $34.7 million, maturities of marketable securities of $1.1 million, and sales of assets classified as held for sale of $0.1 million.
Financing activities
Net cash provided by financing activities was $36.7 million for the six months ended June 30, 2025, related to $21.6 million of proceeds from issuance of common stock, net of offering expenses of $1.6 million, $17.6 million of proceeds from the at-the-market offering, net of offering expenses of $0.6 million, and proceeds from issuance of common stock under our employee stock purchase plan of $0.2 million, partially offset by taxes paid related to net share settlement of equity awards of $2.6 million.
Net cash provided by financing activities was $21.6 million for the six months ended June 30, 2024, related to $21.9 million of proceeds from issuance of common stock, net of offering expenses of $2.1 million, and proceeds from issuance of common stock under our employee stock purchase plan of $0.1 million, partially offset by taxes paid related to net share settlement of equity awards of $0.5 million.
Operating Capital and Capital Expenditure Requirements
We anticipate continuing to incur operating losses for at least the next several years and need to raise substantial additional capital. The effects of the current macroeconomic and regulatory environment, including evolving staff and policy changes at the FDA, the effects of the ongoing conflicts between Russia and Ukraine and conflicts in the Middle East, global trade issues and changes in and uncertainties with respect to tariffs and international trade disputes, inflation, climate change, fluctuations in interest rates and other economic uncertainty and volatility, has resulted and may continue to result in significant disruption of global financial markets, which could continue to impair our ability to access substantial additional capital on terms that are acceptable or at all, and in turn could negatively affect our liquidity and our ability to continue to operate as a going concern. Future capital requirements beyond the period into which we expect our existing cash and cash equivalents will be sufficient to fund our planned operations, will be substantial, and we otherwise need to raise substantial additional capital to continue to operate as a going concern and to fund the development, manufacturing and potential commercialization of our product candidates (see “–Financial Position–Going Concern” and “–Liquidity and Capital Resources–Liquidity” above).

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
Contractual Obligations
Our future minimum contractual obligations as of December 31, 2024 were reported in the 2024 Annual Report. During the six months ended June 30, 2025, there have been no material changes outside the ordinary course of our business from the contractual obligations previously disclosed in our 2024 Annual Report.
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
Under the supervision of our principal executive officer and principal financial officer, we evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of June 30, 2025. Based on that evaluation, as of June 30, 2025, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level.
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
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
There is substantial doubt about our ability to continue to operate as a going concern. We will need substantial additional funding to execute our operating plan and to continue to operate as a going concern. If adequate funds are not available to us on a timely basis, or at all, we will be required to take additional actions to address our liquidity needs, including additional cost reduction measures such as further reducing operating expenses and delaying, reducing the scope of, discontinuing or altering our research and development activities, which would have a material adverse effect on our business and prospects, or we may be required to cease operations entirely, liquidate all or a portion of our assets, and/or seek protection under the U.S. Bankruptcy Code, and you may lose all or part of your investment. Future sales and issuances of equity securities would also result in substantial dilution to our stockholders.
We have incurred significant operating losses and negative operating cash flows since inception and have not achieved profitability. In addition, our current financial position raises substantial doubt about our ability to continue to operate as a going concern. Accordingly, our ability to continue to operate as a going concern will remain dependent upon our ability to raise substantial additional capital to fund our operations and support our research and development endeavors, including to progress our preclinical and clinical programs as described in our Annual Report and in this Quarterly Report. In this regard, we will continue to actively seek additional capital, including through public or private equity or debt financing, or other sources, such as strategic collaborations and other direct investments in our programs. The substantial additional capital needed to support our operations and to continue to operate as a going concern may not be available on acceptable terms or at all. In particular, the perception of our ability to continue to operate as a going concern has made and will continue to make it more difficult to obtain additional financing for the continuation of our operations, particularly in light of currently challenging macroeconomic and market conditions. Further, we may be unable to attract new investments as a result of the speculative nature of our newly reprioritized core neurology preclinical programs and the absence of partners to progress our more advanced clinical-stage programs. In particular, we are engaged in business development discussions with potential counterparties concerning a commercialization agreement for our Fabry disease program, but have been unsuccessful in consummating any such transaction to date. There can be no assurance that we will be able to secure a commercialization partner for our Fabry disease program in a timely manner, on acceptable terms, or at all, and if we are unable to execute such an agreement in the near term, our ability to raise additional capital needed to support our operations and to continue to operate as a going concern will be substantially impaired. If adequate funds are not available to us on a timely basis, or at all, we will be required to take significant additional actions to address our liquidity needs, including substantial additional cost reduction measures such as further reducing operating expenses and further delaying, reducing the scope of, altering or discontinuing entirely our research and development activities, which would have a material adverse effect on our business and prospects, or we may be required to cease operations entirely, liquidate all or a portion of our assets, and/or seek protection under the U.S. Bankruptcy Code, and you may lose all or part of your investment. We have explored, and will continue to explore, whether filing for bankruptcy protection is in the best interest of our Company and our stakeholders.
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
Moreover, we have historically relied in part on collaboration partners to provide funding for and otherwise advance our preclinical and clinical programs. However, in June 2023, our collaboration agreements with Biogen and Novartis terminated, our collaboration agreement with Kite expired pursuant to its terms in April 2024, and in December 2024, Pfizer notified us of its termination for convenience, effective April 21, 2025, of its collaboration agreement with us. Further, while we may identify new collaboration partners who can progress some of the programs that were the subject of these collaborations, as well as our Fabry disease program, STAC-BBB capsid and modular integrase platform, we have not yet been, and may never be, successful in doing so in a timely manner, or on acceptable terms or at all, and we may otherwise fail to raise sufficient additional capital in order to progress these and our other programs ourselves, in which case, we will not receive any return on our investments in these programs. Although we have received an aggregate of $88.0 million in upfront license fees and/or milestone payments and are eligible to earn future licensed target fees and development and commercial milestone payments in connection with our license agreements with Genentech, Astellas and Lilly, we may never receive any further payments under any of these agreements. In any event, we need substantial additional funding in order to advance our core neurology programs, including to make planned regulatory submissions and commence planned clinical trials as described in our Annual Report, as well as our Fabry disease and hemophilia A programs, capsid engineering efforts and modular integrase platform, and to otherwise execute on our current operating plan.
If we raise additional capital through public or private equity offerings, including sales pursuant to our at-the-market offering program with Jefferies LLC, your ownership interest will be diluted, and such dilution may be substantial given our current stock price decline. In addition, the terms of any new equity securities we may issue may have a preference over, and include rights superior to, our common stock. If we raise additional capital through collaborations, strategic alliances or licensing arrangements with third parties, we may need to relinquish certain valuable rights to our product candidates, technologies, future revenue streams or research programs or grant licenses on terms that may not be favorable. If we raise additional capital through debt financing, we may be subject to specified financial covenants or covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or pursuing certain transactions, any of which could restrict our ability to commercialize our product candidates or operate our business.
In addition, as we focus our efforts on proprietary human therapeutics, we will need to seek regulatory approvals of our product candidates from the FDA or other comparable foreign regulatory authorities, a process that could cost in excess of hundreds of millions of dollars per product. We may experience difficulties in accessing the capital markets due to external factors beyond our control, such as volatility in the equity markets for emerging biotechnology companies and general economic and market conditions both in the United States and abroad. In particular, our ability to raise the substantial additional capital we need in order to fund our business may be adversely impacted by global economic conditions and disruptions to and volatility in the credit and financial markets in the United States and worldwide, such as has been experienced recently, including as a result of the imposition of tariffs and escalating trade tensions. We cannot be certain that we will be able to obtain the substantial additional capital that we need to support our operations and to continue to operate as a going concern. Our failure to obtain adequate funding in the near term will adversely affect our ability to continue to operate as a going concern and our ability to develop our technology and products candidates, and we may be required to cease operations.
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
We operate in a global economy, which includes utilizing third-party suppliers in several countries outside the United States. There is inherent risk, based on the complex relationships among the U.S. and the countries in which we conduct our business, that political, diplomatic, and national security factors can lead to global trade restrictions and changes in trade policies and export regulations that may adversely affect our business and operations. The current international trade and regulatory environment is subject to significant ongoing uncertainty. The U.S. government has recently announced substantial new tariffs affecting a wide range of products and jurisdictions and has indicated an intention to continue developing new trade policies, including with respect to the pharmaceutical industry. In response, certain foreign governments have announced or implemented retaliatory tariffs and other protectionist measures. These developments have created a dynamic and unpredictable trade landscape, which may adversely impact our business, results of operations, financial condition and prospects. The Bureau of Industry and Security, U.S. Department of Commerce, has initiated an investigation to determine whether pharmaceutical ingredients, including finished drug product, manufactured outside the United States pose a national security risk and should be subject to additional tariffs.
Currently, certain materials and equipment used in our research, development and manufacturing operations are sourced outside of the United States. Current or future tariffs are likely to result in increased research and development expenses, including with respect to increased costs associated with active pharmaceutical ingredients (APIs), raw materials, laboratory equipment and research materials and components. In addition, such tariffs may increase our supply chain complexity and could also potentially disrupt our existing supply chain. Unlike consumer goods, pharmaceuticals face unique regulatory constraints that make rapid supply chain adjustments particularly difficult and costly. Trade restrictions affecting the import of materials necessary for clinical trials could result in delays to our development timelines. Increased development costs and extended development timelines could place us at a competitive disadvantage compared to companies operating in regions with more favorable trade relationships and could reduce investor confidence, negatively impacting our ability to secure additional financing on favorable terms or at all. In addition, as we advance toward commercialization in the future, tariffs and trade restrictions could hinder our ability to establish cost-effective production capabilities, negatively impacting our growth prospects.
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
ITEM  2.    UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS, AND ISSUER PURCHASES OF EQUITY SECURITIES
None.
ITEM  3.    DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM  4.    MINE SAFETY DISCLOSURES
Not applicable.
ITEM  5.    OTHER INFORMATION
None.

ITEM  6.    EXHIBITS

Exhibit number		Description of Document
3.1		Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.3 to the Company’s Current Report on Form 8-K filed June 2, 2023).

3.2		Certificate of Amendment of the Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed June 5, 2024).

3.3		Fifth Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed December 19, 2022).

4.1		Form of Pre-Funded Warrant to Purchase Common Stock (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed May 12, 2025).

4.2		Form of Purchase Warrant to Purchase Common Stock (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed May 12, 2025).

10.1		Amended and Restated 2018 Equity Incentive Plan of Sangamo Therapeutics, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed June 16, 2025).

31.1+		Rule 13a — 14(a) Certification of Principal Executive Officer.

31.2+		Rule 13a — 14(a) Certification of Principal Financial Officer.

32.1+	*	Certifications Pursuant to 18 U.S.C. Section 1350.

101.INS	**	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	**	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents.

104		The cover page from Sangamo’s Quarterly Report on Form 10-Q for the three months ended June 30, 2025 is formatted in Inline XBRL Taxonomy Extension and it is contained in Exhibit 101.
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
Dated: August 7, 2025

SANGAMO THERAPEUTICS, INC.

/s/ ALEXANDER D. MACRAE
Alexander D. Macrae
President and Chief Executive Officer
(Principal Executive Officer)

/s/ PRATHYUSHA DURAIBABU
Prathyusha Duraibabu
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)