Form 10-Q
period 2025-09-30
SANGAMO THERAPEUTICS, INC
filed 2025-11-06
CIK 1001233

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________
FORM 10-Q
________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐     No   ☒
As of November 4, 2025, 336,494,489 shares of the issuer’s common stock, par value $0.01 per share, were outstanding.

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

PART I. FINANCIAL INFORMATION
ITEM  1.    FINANCIAL STATEMENTS
SANGAMO THERAPEUTICS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited; in thousands)

	September 30, 2025	December 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$29,616	$41,918
Restricted cash	912	—
Accounts receivable	523	526
Refundable research income tax credits	4,602	4,072
Prepaid expenses and other current assets	8,423	5,175
Total current assets	44,076	51,691
Property and equipment, net	14,794	17,887
Operating lease right-of-use assets	14,428	16,869
Refundable research income tax credits, non-current	14,474	12,809
Other non-current assets	871	879
Restricted cash	—	1,500
Total assets	$88,643	$101,635
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$15,556	$15,485
Accrued compensation and employee benefits	17,145	14,569
Other accrued liabilities	9,868	8,195
Deferred revenues	7,556	7,556
Total current liabilities	50,125	45,805
Deferred revenues, non-current	5,874	5,874
Long-term portion of lease liabilities	25,424	26,253
Other non-current liabilities	977	933
Total liabilities	82,400	78,865
Commitments and contingencies
Stockholders’ equity:
Preferred stock	—	—
Common stock	3,220	2,128
Additional paid-in capital	1,594,298	1,532,489
Accumulated deficit	(1,589,830)	(1,504,317)
Accumulated other comprehensive loss	(1,445)	(7,530)
Total stockholders’ equity	6,243	22,770
Total liabilities and stockholders’ equity	$88,643	$101,635
See accompanying Notes to Condensed Consolidated Financial Statements.

SANGAMO THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited; in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenues	$581	$49,412	$25,324	$50,249
Operating expenses:
Research and development	28,142	27,732	81,232	87,846
General and administrative	7,992	11,049	27,128	34,861
Impairment of long-lived assets	—	—	—	5,521
Total operating expenses	36,134	38,781	108,360	128,228
(Loss) income from operations	(35,553)	10,631	(83,036)	(77,979)
Interest income	355	350	1,050	1,217
Other income (expense), net	107	(221)	(3,542)	2,477
(Loss) income before income taxes	(35,091)	10,760	(85,528)	(74,285)
Income tax (benefit) expense	(161)	88	(15)	260
Net (loss) income	(34,930)	10,672	(85,513)	(74,545)
Net income allocated to participating securities	—	1,287	—	—
Net (loss) income available to common stockholders	$(34,930)	$9,385	$(85,513)	$(74,545)
Net (loss) income per share
Basic	$(0.11)	$0.05	$(0.33)	$(0.37)
Diluted	$(0.11)	$0.04	$(0.33)	$(0.37)
Shares used in computing basic and diluted net (loss) income per share
Basic	304,268	208,345	260,803	198,849
Diluted	304,268	214,325	260,803	198,849

See accompanying Notes to Condensed Consolidated Financial Statements.

SANGAMO THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(Unaudited; in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net (loss) income	$(34,930)	$10,672	$(85,513)	$(74,545)
Foreign currency translation adjustment	14	1,664	5,994	371
Net pension (loss) gain	—	(4)	91	234
Unrealized loss on marketable securities, net of tax	—	—	—	(233)
Comprehensive (loss) income	$(34,916)	$12,332	$(79,428)	$(74,173)
See accompanying Notes to Condensed Consolidated Financial Statements.

SANGAMO THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited; in thousands, except share amounts)

	Three Months Ended September 30, 2025
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount
Balances at June 30, 2025	272,803,887	$2,728	$1,573,233	$(1,554,900)	$(1,459)	$19,602
Issuance of common stock in at-the-market offering, net of offering expenses	36,382,577	364	19,213	—	—	19,577
Issuance of common stock upon exercise of pre-funded warrants	12,000,000	120	—	—	—	120
Issuance of common stock upon exercise of stock options and vesting of restricted stock units, net of tax	822,575	8	(275)	—	—	(267)
Stock-based compensation	—	—	2,127	—	—	2,127
Foreign currency translation adjustment	—	—	—	—	14	14
Net loss	—	—	—	(34,930)	—	(34,930)
Balances at September 30, 2025	322,009,039	$3,220	$1,594,298	$(1,589,830)	$(1,445)	$6,243

	Nine Months Ended September 30, 2025
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount
Balances at December 31, 2024	212,837,679	$2,128	$1,532,489	$(1,504,317)	$(7,530)	$22,770
Issuance of common stock in at-the-market offering, net of offering expenses	57,190,286	572	36,631	—	—	37,203
Issuance of common stock, net of offering expenses	12,235,000	122	21,017	—	—	21,139
Issuance of common stock upon exercise of pre-funded warrants	34,398,393	344	—	—	—	344
Issuance of common stock upon exercise of stock options and vesting of restricted stock units, net of tax	4,884,546	49	(2,963)	—	—	(2,914)
Issuance of common stock under employee stock purchase plan	463,135	5	175	—	—	180
Stock-based compensation	—	—	6,949	—	—	6,949
Foreign currency translation adjustment	—	—	—	—	5,994	5,994
Net pension gains	—	—	—	—	91	91
Net loss	—	—	—	(85,513)	—	(85,513)
Balances at September 30, 2025	322,009,039	$3,220	$1,594,298	$(1,589,830)	$(1,445)	$6,243

See accompanying Notes to Condensed Consolidated Financial Statements.

SANGAMO THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited; in thousands, except share amounts)

	Three Months Ended September 30, 2024
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount
Balances at June 30, 2024	208,201,140	$2,082	$1,519,084	$(1,491,593)	$(5,883)	$23,690
Issuance of common stock upon exercise of stock options and vesting of restricted stock units, net of tax	418,572	4	(207)	—	—	(203)
Stock-based compensation	—	—	3,315	—	—	3,315
Foreign currency translation adjustment	—	—	—	—	1,664	1,664
Net pension losses	—	—	—	—	(4)	(4)
Net income	—	—	—	10,672	—	10,672
Balances at September 30, 2024	208,619,712	$2,086	$1,522,192	$(1,480,921)	$(4,223)	$39,134

	Nine Months Ended September 30, 2024
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount
Balances at December 31, 2023	178,133,548	$1,781	$1,492,077	$(1,406,376)	$(4,595)	$82,887
Issuance of common stock, net of offering expenses	24,761,905	248	21,540	—	—	21,788
Issuance of common stock upon exercise of pre-funded warrants	3,809,523	38	33	—	—	71
Issuance of common stock upon exercise of stock options and vesting of restricted stock units, net of tax	1,535,250	15	(699)	—	—	(684)
Issuance of common stock under employee stock purchase plan	379,486	4	142	—	—	146
Stock-based compensation	—	—	9,099	—	—	9,099
Foreign currency translation adjustment	—	—	—	—	371	371
Net pension gains	—	—	—	—	234	234
Net unrealized loss on marketable securities, net of tax	—	—	—	—	(233)	(233)
Net loss	—	—	—	(74,545)	—	(74,545)
Balances at September 30, 2024	208,619,712	$2,086	$1,522,192	$(1,480,921)	$(4,223)	$39,134

See accompanying Notes to Condensed Consolidated Financial Statements.

SANGAMO THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; in thousands)

	Nine Months Ended September 30,
	2025	2024
Operating Activities:
Net loss	$(85,513)	$(74,545)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,002	3,866
Amortization in operating lease right-of-use assets	2,717	3,360
Stock-based compensation	6,949	9,099
Deferred income tax benefit	—	18
Impairment of long-lived assets	—	5,521
Accretion of discount on marketable securities	—	(273)
Other	35	(4)
Net changes in operating assets and liabilities:
Interest receivable	—	402
Accounts receivable	3	(9,573)
Prepaid expenses and other assets	(3,225)	5,808
Refundable research income tax credits	—	595
Accounts payable and other accrued liabilities	4,300	(6,851)
Accrued compensation and employee benefits	2,481	2,060
Lease liabilities	(3,599)	(4,081)
Other non-current liabilities	45	36
Deferred revenues	—	774
Net cash used in operating activities	(72,805)	(63,788)
Investing Activities:
Maturities of marketable securities	—	1,110
Proceeds from sale of marketable securities	—	34,730
Proceeds from sale of assets classified as held for sale	—	475
Purchases of property and equipment	(88)	(115)
Net cash (used in) provided by investing activities	(88)	36,200
Financing Activities:
Proceeds from at-the-market offering, net of offering expenses	37,203	—
Proceeds from issuance of common stock, net of offering expenses	21,483	21,924
Taxes paid related to net share settlement of equity awards	(2,914)	(684)
Proceeds from issuance of common stock under employee stock purchase plan	180	146
Net cash provided by financing activities	55,952	21,386
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	4,051	199
Net decrease in cash, cash equivalents, and restricted cash	(12,890)	(6,003)
Cash, cash equivalents, and restricted cash, beginning of period	43,418	46,704
Cash, cash equivalents, and restricted cash, end of period	$30,528	$40,701
Supplemental cash flow disclosures:
Property and equipment included in unpaid liabilities	$88	$389
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
Basis of Presentation
The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in conformity with generally accepted accounting principles in the United States of America (“U.S. GAAP”) for interim financial information and pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of these financial statements for the periods presented have been included. Operating results for the three and nine months ended September 30, 2025 are not necessarily indicative of the results that may be expected for the year ending December 31, 2025. The Condensed Consolidated Balance Sheet data at December 31, 2024 was derived from the audited Consolidated Financial Statements included in Sangamo’s Annual Report on Form 10-K for the year ended December 31, 2024 (the “2024 Annual Report”) as filed with the SEC on March 17, 2025.
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
Liquidity, Going Concern, and Capital Resources
Sangamo is currently working on a number of long-term development projects that involve experimental technologies. The projects will require several years and substantial expenditures to complete and ultimately may be unsuccessful. In recent years, the Company’s operations have been funded primarily through collaborations and strategic partnerships, research grants and from the issuance of equity securities. As of September 30, 2025, the Company had cash and cash equivalents of $29.6 million.
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
•establish collaborations with potential partners to advance the Company’s product pipeline; and
•raise funding through debt financing.
If the Company is unable to raise capital on acceptable terms, or at all, or if it is unable to procure collaboration arrangements or external direct investments to advance its programs, the Company would be required to discontinue some or all of its operations or develop and implement a plan to further extend payables, reduce overhead or scale back its current operating plan until sufficient additional capital is raised to support further operations. There can be no assurance that such a plan would be successful. Additional capital may not be available to the Company on a timely basis, on terms that are acceptable or at all. In particular, the perception of the Company’s ability to continue to operate as a going concern may make it more difficult to obtain financing for the continuation of its operations, particularly in light of currently challenging macroeconomic and market conditions. Further, the Company may be unable to attract new investments as a result of the speculative nature of its newly reprioritized core neurology preclinical programs and the absence of partners to progress its more advanced clinical programs. In particular, there can be no assurance that the Company will be able to secure a commercialization partner for its Fabry disease program in a timely manner, on acceptable terms, or at all, and if the Company is unable to execute such an agreement in the near term, its ability to raise additional capital needed to support its operations will be substantially impaired. If adequate funds are not available to the Company on a timely basis, or at all, the Company will be required to take significant additional actions to address its liquidity needs, including substantial additional cost reduction measures such as further reducing operating expenses and further delaying, reducing the scope of, altering or discontinuing entirely its research and development activities, which would have a material adverse effect on its business and prospects, or the Company may be required to cease operations entirely, liquidate all or a portion of its assets, and/or seek protection under the U.S. Bankruptcy Code.
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
Revenues from collaboration and license agreements as a percentage of total revenues for the three and nine months ended September 30, 2025 and 2024 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Eli Lilly and Company	—%	—%	71%	—%
Pfizer Inc.	—%	—%	20%	—%
Genentech, Inc.	—%	100%	—%	98%
Other license agreements	100%	—%	9%	2%
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
A reconciliation of cash, cash equivalents, and restricted cash reported within the accompanying Condensed Consolidated Balance Sheets to the amounts reported within the accompanying Condensed Consolidated Statements of Cash Flows is as follows (in thousands):

	September 30, 2025	December 31, 2024	September 30, 2024	December 31, 2023
Cash and cash equivalents	$29,616	$41,918	$39,201	$45,204
Current restricted cash	912	—	—	—
Non-current restricted cash	—	1,500	1,500	1,500
Cash, cash equivalents, and restricted cash as reported within the Condensed Consolidated Statements of Cash Flows	$30,528	$43,418	$40,701	$46,704

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
If there is a change to the terms and conditions of a contract that results in a change in the scope of or the consideration for a lease, the Company determines if the lease modification results in a separate contract or a change in the accounting for the existing lease and not a separate contract. For lease modifications that result in a separate contract, the Company accounts for the new contract in the same manner as other new leases. For lease modifications that do not result in a separate contract, the Company reassesses the classification of the lease at the effective date of the modification, remeasures and reallocates the remaining consideration in the contract, and remeasures the lease liability using the incremental borrowing rate determined at the effective date of the modification.
The Company has elected not to separate lease and non-lease components for its real estate leases and, as a result, accounts for any lease and non-lease components as a single lease component. The Company has also elected not to apply the recognition requirement to any leases with a term of 12 months or less and does not include an option to purchase the underlying asset that the Company is reasonably certain to exercise.
Foreign Currency Translation
The functional currency of the Company’s foreign subsidiaries is primarily the Euro. Assets and liabilities denominated in foreign currencies are translated to U.S. dollars using the exchange rates at the balance sheet date. Foreign currency translation adjustments are recorded as a component of accumulated other comprehensive loss within stockholders’ equity. Revenues and expenses from the Company’s foreign subsidiaries are translated using the monthly average exchange rates in effect during the period in which the transactions occur. Foreign currency transaction losses during the three and nine months ended September 30, 2025 were $0.1 million and $3.7 million, respectively, and are recorded in other income (expense), net, on the accompanying Condensed Consolidated Statements of Operations. Foreign currency transaction losses during the three and nine months ended September 30, 2024 were $0.9 million and $0.3 million, respectively, and are recorded in other income (expense), net, on the accompanying Condensed Consolidated Statements of Operations.
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
Segments
The Company operates in one segment. Management uses a single measure of net loss for its single reportable segment and does not segregate its business for internal reporting. As of September 30, 2025 and December 31, 2024, all of the Company’s property and equipment was located in the United States. For the three and nine months ended September 30, 2025 and 2024, all of the Company’s revenues were generated and earned in the United States.
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
In July 2025, the FASB issued ASU 2025-05, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets, which provides a practical expedient that assumes that current conditions as of the balance sheet date do not change for the remaining life of the asset in developing reasonable and supportable forecasts during the application of the current expected credit loss model for current accounts receivable and current contract assets arising from transactions under ASC 606. ASU 2025-05 is effective for fiscal years beginning after December 15, 2025, and interim reporting periods within those annual reporting periods. Early adoption is permitted. The Company is currently evaluating the impact of adopting ASU 2025-05.
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
The Company had no marketable securities as of September 30, 2025 and December 31, 2024. The fair value measurements of the Company’s cash equivalents are identified at the following levels within the fair value hierarchy (in thousands):

	September 30, 2025
	Fair Value Measurements
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents:
Money market funds	$4,589	$4,589	$—	$—
Total cash equivalents	$4,589	$4,589	$—	$—

	December 31, 2024
	Fair Value Measurements
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents:
Money market funds	$4,138	$4,138	$—	$—
Total cash equivalents	$4,138	$4,138	$—	$—

NOTE 3—CASH EQUIVALENTS
The table below summarizes the Company’s cash equivalents (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
September 30, 2025
Assets
Cash equivalents:
Money market funds	$4,589	$—	$—	$4,589
Total cash equivalents	$4,589	$—	$—	$4,589

December 31, 2024
Assets
Cash equivalents:
Money market funds	$4,138	$—	$—	$4,138
Total cash equivalents	$4,138	$—	$—	$4,138
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
The components of basic and diluted net (loss) income per share are as follows (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Numerator:
Net (loss) income	$(34,930)	$10,672	$(85,513)	$(74,545)
Less: Net income allocated to participating securities	—	1,287	—	—
Net (loss) income available to common stockholders	$(34,930)	$9,385	$(85,513)	$(74,545)
Denominator:
Basic:
Weighted average number of common shares outstanding - basic	304,268	208,345	260,803	198,849
Diluted:
Weighted average number of common shares outstanding - basic	304,268	208,345	260,803	198,849
Dilutive effect of restricted stock units	—	5,823	—	—
Dilutive effect of common stock pursuant to employee stock purchase plan	—	157	—	—
Weighted average number of common shares outstanding - diluted	304,268	214,325	260,803	198,849
Net (loss) income per share:
Basic	$(0.11)	$0.05	$(0.33)	$(0.37)
Diluted	$(0.11)	$0.04	$(0.33)	$(0.37)
During the three and nine months ended September 30, 2025, basic and diluted weighted-average number of shares outstanding were 304.3 million and 260.8 million shares, respectively, and included pre-funded warrants to purchase 34.4 million shares of common stock with an exercise price of $0.01 per share. In June 2025, a total of 22.4 million pre-funded warrants were exercised, and in July 2025 the remaining outstanding 12.0 million pre-funded warrants were exercised. The Company’s outstanding warrants to purchase shares of common stock with the exercise price of $0.75 per share entitle holders to participate in dividends but are not required to absorb losses incurred and as a result were excluded from basic net loss per share calculations during the three and nine months ended September 30, 2025.
During the three months ended September 30, 2024, basic and diluted weighted-average number of shares outstanding were 208.3 million and 214.3 million shares, respectively. During the nine months ended September 30, 2024, both basic and diluted weighted-average number of shares outstanding were 198.8 million shares, and included pre-funded warrants to purchase 3.8 million shares of common stock with an exercise price of $0.01 per share. These warrants were exercised during the three months ended June 30, 2024. The Company’s outstanding warrants to purchase shares of common stock with the exercise price of $1.00 per share entitle holders to participate in dividends but are not required to absorb losses incurred. As a result, for the three months ended September 30, 2024, the Company applied the two-class method to allocate net income to shares of common stock and these warrants for purposes of calculating basic and diluted net income per share. The warrants were excluded from basic net loss per share calculations during the nine months ended September 30, 2024.
The computation of diluted net loss per share for the three and nine months ended September 30, 2025 excluded 98.4 million shares subject to outstanding stock options, restricted stock units and warrants to purchase shares of common stock, and the shares reserved for issuance under the Company’s employee stock purchase plan because their inclusion would have had an anti-dilutive effect on diluted net loss per share. The computation of diluted net income per share for the three months ended September 30, 2024 excluded 12.7 million shares subject to stock options and restricted stock units outstanding because their inclusion would have had an anti-dilutive effect on diluted net income per share. The computation of diluted net loss per share for the nine months ended September 30, 2024 excluded 51.6 million shares subject to outstanding stock options, restricted stock units and warrants to purchase shares of common stock, and the shares reserved for issuance under the Company’s employee stock purchase plan because their inclusion would have had an anti-dilutive effect on diluted net loss per share.
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

The Company has determined that Lilly’s exercise of the options to add additional targets would result in the grant of separate licenses from the license to the initial target. The Company determined that the options to add additional targets are not material rights, and the exercise of each option will be accounted for as a separate revenue contract. Accordingly, the initial contract contains only a single performance obligation to provide functional intellectual property in the form of a license to the initial target, and the full transaction price of $18.0 million was recognized during the nine months ended September 30, 2025 upon grant of the license and completion of the technology transfer. No revenue was recognized during the three months ended September 30, 2025.
As of September 30, 2025, the Company had no receivable, no deferred revenue, and no amounts currently included in transaction price remaining to be recognized related to the agreement.
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
The initial license was transferred upon completion of the technology transfer in December 2024, and the associated amount of $6.5 million recognized in revenue at that time. As of September 30, 2025, the Company had deferred revenue of $13.5 million related to the options with material rights, of which $7.6 million is classified as current based on the contractually required timing of exercise or expiration of the underlying options within the next four years. The remaining $5.9 million is classified as non-current.
There were no revenues recognized under the agreement during the three and nine months ended September 30, 2025 and 2024.
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
As of September 30, 2025, the Company had no receivable, no deferred revenue, and no amounts included in transaction price remaining to be recognized related to the agreement.
Revenues recognized under the agreement were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenue related to Genentech agreement:
Recognition of license revenue	$—	$48,679	$—	$48,679
Research services	—	547	—	547
Total	$—	$49,226	$—	$49,226
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
Following the receipt of the termination notice, the Company was entitled to receive $5.0 million payable 60 days after the effective date of the termination, unless the Company transferred a specified sublicense to Pfizer, prior to termination, in which case it was payable 30 days after such transfer. Sangamo transferred the specified sublicense to Pfizer and recognized the $5.0 million in revenue during the nine months ended September 30, 2025. No revenue was recognized during the three months ended September 30, 2025. Pfizer will not be obligated to pay the Company the remaining milestone payments and royalties. The Company and Pfizer continue to work together on managing the transition of their collaboration, which terminated on April 21, 2025.
No revenue was recognized under the agreement during the three and nine months ended September 30, 2024.
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
The Company assessed the agreement with Alexion in accordance with ASC Topic 606 and concluded that Alexion is a customer. The Company completed its performance obligations and recognized the amounts included in the transaction price of $17.0 million during the periods through December 31, 2020. No revenue was recognized during the three and nine months ended September 30, 2025 and 2024. The remaining development milestone amounts have not been included in the transaction price and have not been recognized as their achievement is dependent on the progress and outcomes of Alexion’s development activities and is therefore uncertain. If and when these milestones become probable of being achieved, they would be recognized in full at that time. Sales related milestones and royalties are not recognized until triggered based on the contractual terms.
In October 2023, Pfizer notified the Company of Pfizer’s assignment of the collaboration and license agreement to Alexion, AstraZeneca Rare Disease, pursuant to a definitive purchase and license agreement for preclinical gene therapy assets and enabling technologies that closed on September 20, 2023.
NOTE 6—IMPAIRMENT OF LONG-LIVED ASSETS AND WRITE-DOWN OF ASSETS HELD FOR SALE
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
Three and nine months ended September 30, 2025
During the three and nine months ended September 30, 2025, no additional impairment was recorded.
The Company will continue to assess whether its long-lived assets are impaired in future periods. It is reasonably possible that additional impairment charges will be recognized, for example, if sublease rates of the Brisbane, California facility are less than those estimated.
Three and nine months ended September 30, 2024
In March 2024, the Board of Directors approved the France Restructuring and the Company also initiated several actions aimed at reducing costs, including actions to commence the closure of its facility in Brisbane, California.
In connection with the France Restructuring, the Company concluded its equipment, furniture and fixtures located in France met the held for sale criteria and wrote down the carrying value of these assets to their estimated fair value of $1.0 million, net of the estimated costs to sell. The Company recognized losses of zero and $1.9 million during the three and nine months ended September 30, 2024, respectively. The fair value measurement represents a level 3 nonrecurring fair value measurement. The losses are included in impairment of long-lived assets in the accompanying Condensed Consolidated Statements of Operations.
The Company concluded there were indicators of impairment for its Brisbane, California and Valbonne, France facilities, during the nine months ended September 30, 2024, and established that the carrying values of these asset groups were not recoverable. The Company proceeded to determine their fair values using a discounted cash flow method, which represents a level 3 nonrecurring fair value measurement. As a result, the Company recognized pre-tax long-lived asset impairment charges of zero and $2.9 million on the right-of-use assets during the three and nine months ended September 30, 2024, respectively. The Company also recognized pre-tax long-lived asset impairment charges of zero and $0.7 million on the related leasehold improvements during the three and nine months ended September 30, 2024, respectively. The losses are included in impairment of long-lived assets in the accompanying Condensed Consolidated Statements of Operations.
NOTE 7—COMMITMENTS AND CONTINGENCIES
Leases
On August 25, 2025, the Company entered into an amendment for the operating lease of its office and research and development laboratory facilities in Brisbane, California. The amendment authorizes the landlord to draw on the existing $1.5 million letter of credit to offset rent payments between September 2025 through November 2025 and obligated the Company to replace or replenish the letter of credit back to $1.5 million by December 31, 2026. The amendment also allows for the interest-free deferral of 90% of the monthly base rent, due during the period from December 1, 2025 through December 31, 2026, with the deferred amount to be paid in full by January 5, 2027. During the deferral period, the Company remains obligated to pay 10% of the monthly base rent, together with other variable costs such as common area maintenance, taxes, and insurance.
The Company concluded that the amendment represented a lease modification to be accounted for as a single contract with the existing lease under ASC Topic 842, Leases, and remeasured its lease liability using the current incremental borrowing rate of 7.94%, and recorded an adjustment to increase both the lease liability and the corresponding right-of-use asset by $0.3 million as of the lease modification date.

NOTE 8—STOCK-BASED COMPENSATION
The following table shows total stock-based compensation expense recognized in the accompanying Condensed Consolidated Statements of Operations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Research and development	$946	$1,478	$3,206	$4,186
General and administrative	1,181	1,837	3,743	4,913
Total stock-based compensation expense	$2,127	$3,315	$6,949	$9,099
NOTE 9—STOCKHOLDERS’ EQUITY
At-the-Market Offering Program
The Company is party to an Open Market Sale Agreement℠ with Jefferies LLC (“Jefferies”), as amended, with respect to an at-the-market offering program under which the Company may offer and sell, from time to time at its sole discretion, shares of the Company’s common stock having an aggregate offering price of up to $325.0 million through Jefferies as the Company’s sales agent or principal. Approximately $148.7 million remained available under the sales agreement as of September 30, 2025. The Company sold 36.4 million and 57.2 million shares of its common stock for net proceeds of approximately $19.6 million and $37.2 million, respectively, during the three and nine months ended September 30, 2025. No shares were sold under the sales agreement during the three and nine months ended September 30, 2024.
Issuance and Sale of Common Stock and Warrants
2025 Underwritten Offering
On May 14, 2025, the Company completed an underwritten offering (the “2025 Offering”) of 12.2 million shares of common stock, pre-funded warrants to purchase up to 34.4 million shares of common stock (the “2025 Pre-Funded Warrants”), and accompanying warrants to purchase up to 46.6 million shares of common stock (the “2025 Common Warrants”) pursuant to an Underwriting Agreement, dated May 12, 2025, between the Company and Cantor Fitzgerald & Co. The combined offering price of a unit consisting of one share of common stock and accompanying 2025 Common Warrant to purchase one share of common stock was $0.50. The combined offering price of a unit consisting of a 2025 Pre-Funded Warrant and accompanying 2025 Common Warrant to purchase one share of common stock was $0.49. The 2025 Pre-Funded Warrants are exercisable at any time at a price of $0.01 per share of common stock. The 2025 Common Warrants are exercisable six months after issuance and expire five and a half years from the issuance date and have an exercise price of $0.75 per share. Further, Sangamo may require the holders to exercise the 2025 Common Warrants at any time following a period of ten consecutive trading days during which the weighted-average price of the Company’s common stock exceeds $2.75 (as adjusted for stock splits, stock dividends, recapitalizations and similar events). Both the 2025 Pre-Funded Warrants and 2025 Common Warrants can be net exercised in limited circumstances and entitle holders to dividends if and when paid by the Company.
The Company received aggregate net proceeds of $21.1 million, after deducting underwriting discounts and commissions of $1.4 million and other offering costs of $0.5 million.
The 2025 Common Warrants and 2025 Pre-Funded Warrants were determined to be equity-classified. Accordingly, proceeds from the offering were allocated to common stock, the 2025 Common Warrants and 2025 Pre-Funded Warrants on a relative fair value basis and were recorded in stockholders’ equity. The Company determined that the warrants should be equity classified because they are freestanding financial instruments, do not embody an obligation for the Company to repurchase its shares, do not contain exercise contingencies tied to observable markets or indices, permit the holders to receive a fixed number of shares of common stock upon exercise in exchange for a fixed amount of consideration, subject only to adjustments that are inputs to the fair value of a fixed price/fixed consideration-option, and meet the equity classification criteria. In June 2025, the Company issued an aggregate of 22.4 million shares of common stock upon the exercise of 2025 Pre-Funded Warrants. In July 2025, the Company issued an aggregate of 12.0 million shares of common stock upon exercise of the 2025 Pre-Funded Warrants. Following these issuances, none of the 2025 Pre-Funded Warrants remain outstanding. The 2025 Common Warrants had not been exercised and remained outstanding as of September 30, 2025.
2024 Registered Direct Offering
On March 21, 2024, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with certain institutional investors (collectively, the “Investors”). On March 26, 2024 the Company issued and sold in a registered direct offering (the “2024 Offering”) an aggregate of 24.8 million shares of common stock and pre-funded warrants to purchase up to an aggregate of 3.8 million shares of common stock (the “2024 Pre-Funded Warrants”), together with accompanying warrants (“2024 Common Warrants”) to purchase up to an aggregate of 28.6 million shares of common stock. The combined offering price of a unit consisting of one share of common stock and the accompanying 2024 Common Warrant to purchase one share of common stock was $0.84. The combined offering price of a unit consisting of a 2024 Pre-Funded Warrant and the accompanying 2024 Common Warrant to purchase one share of common stock was $0.83. The 2024 Pre-Funded Warrants are exercisable at any time at a price of $0.01 per share of common stock. The 2024 Common Warrants are exercisable six months after issuance, expire five and a half years from the issuance date and have an exercise price of $1.00 per share. Both the 2024 Pre-Funded Warrants and 2024 Common Warrants can be exercised net in limited circumstances and entitle holders to dividends if and when paid by the Company.
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
The 2024 Common Warrants and 2024 Pre-Funded Warrants were determined to be equity-classified and proceeds received from their issuance were recorded as a component of stockholders’ equity within additional paid-in capital. The Company determined that the warrants should be equity classified because they are freestanding financial instruments, do not embody an obligation for the Company to repurchase its shares, do not contain exercise contingencies tied to observable markets or indices, permit the holders to receive a fixed number of shares of common stock upon exercise in exchange for a fixed amount of consideration, subject only to adjustments that are inputs to the fair value of a fixed price/fixed consideration-option, and meet the equity classification criteria. On April 8, 2024, the Company issued an aggregate of 3.8 million shares of common stock upon full exercise of the 2024 Pre-Funded Warrants. The 2024 Common Warrants had not been exercised and remained outstanding as of September 30, 2025.
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
A majority of expenses related to employee severance and notice period payments, benefits, contract termination costs, and other related restructuring charges for the France Restructuring were recognized during the year ended December 31, 2023. During the three months ended June 30, 2024, the Company recognized $2.4 million as expense relating to a terminated manufacturing-related supplier arrangement for costs that were incurred without economic benefit to the Company, included in general and administrative expense in the accompanying Condensed Consolidated Statements of Operations. During the three months ended September 30, 2024, the Company reached a settlement relating to the terminated manufacturing agreement and recognized $2.2 million as a reduction to general and administrative expenses in the accompanying Condensed Consolidated Statements of Operations. The expenses incurred during the three and nine months ended September 30, 2024 related to employee severance and notice period payments, benefits, other employee-related costs, and facility shutdown costs were not material. There were no material expenses or adjustments recorded during the three and nine months ended September 30, 2025. See Note 6 – Impairment of Long-Lived Assets and Write-Down of Assets Held For Sale for impairment considerations related to the France Restructuring.
The France Restructuring and the cash payments related thereto were completed as of March 31, 2025. The Company will continue the long-term follow up for its clinical studies in France for previously dosed patients as required by regulations.

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
The total restructuring charges are estimated to be approximately $7.8 million to $8.8 million, related to employee severance and notice period payments, benefits, Brisbane, California facility close-out costs, and other related restructuring charges for the November 2023 Restructuring, of which $0.9 million to $1.9 million is remaining to be incurred as of September 30, 2025. The Company incurred $0.2 million of expenses during the three and nine months ended September 30, 2024, of which $0.1 million is included in research and development expense and $0.1 million is included in general and administrative expense. No expense relating to the November 2023 Restructuring was recorded during the three and nine months ended September 30, 2025. The Company expects the remaining costs representing the close-out costs for the Brisbane, California facility to be complete in the next one to two years.
The following table is a summary of accrued November 2023 Restructuring and France Restructuring charges included within other accrued liabilities on the Company’s Condensed Consolidated Balance Sheet as of September 30, 2025 (in thousands):

Nine Months Ended September 30, 2025
Balance at December 31, 2024	$896
Restructuring charges, net	(552)
Cash payments	(344)
Balance at September 30, 2025	$—
Sangamo may also incur other cash expenses or charges not currently contemplated or estimable due to events that may occur as a result of, or associated with, the November 2023 Restructuring.
NOTE 11—SEGMENT INFORMATION
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

The table below details the Company’s revenues, significant expenses, and other segment items and reconciles those amounts to the Company’s consolidated net loss as computed under U.S. GAAP in the accompanying Condensed Consolidated Statements of Operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenues	$581	$49,412	$25,324	$50,249
Less:
Research and development	14,020	19,316	43,774	55,398
General and administrative	6,716	11,199	23,498	29,559
Clinical manufacturing operations	13,175	7,075	34,251	27,931
Impairment of long-lived assets	—	—	—	5,521
Stock-based compensation	2,127	3,315	6,949	9,099
Other segment items (*)	(527)	(2,165)	2,365	(2,714)
Net loss	$(34,930)	$10,672	$(85,513)	$(74,545)
(*) Other segment items include restructuring charges, interest income, other income (expense), net, and income tax (benefit) expense.
NOTE 12—SUBSEQUENT EVENTS
At-the-Market Offering Program
Subsequent to September 30, 2025, the Company sold 14.5 million shares of its common stock under the Open Market Sale Agreement℠ with Jefferies, for net proceeds of approximately $9.1 million.
Pfizer Exercise of Buy Out Option for License to Certain Zinc Finger Modified Cell Lines
On October 27, 2025, the Company received $6.0 million from Pfizer pursuant to Pfizer’s exercise of its option to obtain a license to transfer to third parties certain cell lines that were generated by Pfizer pursuant to the terms of a 2008 licensing agreement between Pfizer and the Company, which was amended in 2023. The 2008 agreement originally granted Pfizer a worldwide, non-exclusive license under Company intellectual property for the use of certain zinc finger nucleases (“ZFN”) reagents to modify cells and for the use of these ZFN-modified cells for clinical and commercial production of therapeutic proteins. Under the 2023 amendment, Pfizer could transfer the cell lines to certain third parties in exchange for a licensing fee for each cell line initiation plus a revenue share fee. In addition, the 2023 amendment granted Pfizer an option to obtain the right to transfer such cells to any third party without further payment to or consent from Company. Prior to exercise of the Pfizer option, licensing fees received by the Company under the 2023 amendment were immaterial, and no revenue share fees were received.
Nasdaq Extension Notice
On October 29, 2025, the Company received a letter from The Nasdaq Stock Market LLC (the “Extension Notice”) advising that the Company has been granted a 180-day extension, or until April 27, 2026, to regain compliance with the requirement to maintain a minimum bid price of $1.00 per share for continued listing on The Nasdaq Capital Market (the “Minimum Bid Price Requirement”). If at any time prior to April 27, 2026, the bid price of the Company’s common stock closes at $1.00 per share or more for a minimum of 10 consecutive trading days, the Company will regain compliance with the Minimum Bid Price Requirement. The Extension Notice has no immediate effect on the listing of the Company’s common stock on The Nasdaq Capital Market and does not affect the Company’s reporting requirements with the Securities and Exchange Commission.

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
Recent Business Highlights
Corporate Updates
Pfizer Exercise of Buy Out Option for License to Certain Zinc Finger Modified Cell Lines
In October 2025, we received $6.0 million from Pfizer Inc., or Pfizer, upon Pfizer’s exercise of a buyout option for a license to use certain zinc finger modified cell lines, pursuant to a 2008 license agreement between Pfizer and Sangamo, which was amended in 2023.
Nasdaq Extension Notice
On October 29, 2025, we received a letter from The Nasdaq Stock Market LLC, or the Extension Notice, advising that the Company has been granted a 180-day extension, or until April 27, 2026, to regain compliance with the requirement to maintain a minimum bid price of $1.00 per share for continued listing on The Nasdaq Capital Market, or the Minimum Bid Price Requirement. If at any time prior to April 27, 2026, the bid price of our common stock closes at $1.00 per share or more for a minimum of 10 consecutive trading days, we will regain compliance with the Minimum Bid Price Requirement. The Extension Notice has no immediate effect on the listing of our common stock on The Nasdaq Capital Market and does not affect our reporting requirements with the Securities and Exchange Commission.
Financial Position – Going Concern
Based on our current operating plan, we estimate that our cash and cash equivalents as of September 30, 2025, together with the $6.0 million license fee we received from Pfizer in October 2025, and $9.1 million generated through our at-the-market offering program since September 30, 2025, will be sufficient to meet our liquidity requirements only into the first quarter of 2026. Our history of significant losses, negative cash flows from operations, limited liquidity resources currently on hand and dependence on our ability to obtain substantial additional financing to fund our operations have resulted in management’s assessment that there is substantial doubt about our ability to continue as a going concern for at least the next 12 months from the date the financial statements included in this Quarterly Report are issued. Our ability to continue to operate as a going concern is dependent upon our ability to raise substantial additional capital to fund our operations and support our research and development endeavors, including to progress our preclinical and clinical programs as described in our 2024 Annual Report and in this Quarterly Report. We have been actively seeking, and continue to actively seek, additional capital, including through additional strategic collaborations and other direct investments in our programs, public or private equity or debt financing, and other sources. The substantial additional capital needed to support our operations and to continue to operate as a going concern may not be available on acceptable terms or at all. In particular, the perception of our ability to continue to operate as a going concern has made and will continue to make it more difficult to obtain financing for the continuation of our operations, particularly in light of currently challenging macroeconomic and market conditions. We may be unable to attract new investments as a result of the speculative nature of our newly reprioritized core neurology preclinical programs and the absence of partners to progress our more advanced clinical programs. In particular, we are engaged in business development discussions with potential counterparties concerning a commercialization agreement for our Fabry disease program, but have been unsuccessful in consummating any such transaction to date. There can be no assurance that we will be able to secure a commercialization partner for our Fabry disease program in a timely manner, on acceptable terms, or at all, and if the Company is unable to execute such an agreement in the near term, our ability to raise additional capital needed to support our operations will be substantially impaired. If adequate funds are not available to us on a timely basis, or at all, we will be required to take significant additional actions to address our liquidity needs, including substantial additional cost reduction measures such as further reducing operating expenses and further delaying, reducing the scope of, altering or discontinuing entirely our research and development activities, which would have a material adverse effect on our business and prospects, or we may be required to cease operations entirely, liquidate all or a portion of our assets, and/or seek protection under the U.S. Bankruptcy Code, and you may lose all or part of your investment. We have explored, and will continue to explore, whether filing for bankruptcy protection is in the best interest of our Company and our stakeholders.
Core Preclinical Neurology Programs and Technology
Our neurology development is focused on two innovative areas: (i) development of epigenetic regulation therapies to treat serious neurological diseases and (ii) development of novel engineered adeno-associated virus, or AAV, capsids to deliver our therapies to the intended neurological targets. Initial indications for our wholly owned preclinical programs include small fiber neuropathy, or SFN, a type of chronic neuropathic pain, and prion disease. As we estimate that our cash and cash equivalents as of September 30, 2025, together with the $6.0 million license fee we received from Pfizer in October 2025, and $9.1 million generated through our at-the-market offering program since September 30, 2025, will be sufficient to meet our liquidity requirements only into the first quarter of 2026, our plans and expectations discussed below are subject to our ability to secure adequate additional funding, which we may be unable to do in a timely manner or at all.
Chronic Neuropathic Pain – ST-503
•Patient enrollment and recruitment have now commenced following the activation of the first two clinical sites for the Phase 1/2 STAND study evaluating ST-503, an investigational epigenetic regulator for the treatment of intractable pain due to SFN a type of chronic neuropathic pain.
•In September, we presented updated nonclinical data at the 9th International Congress on Neuropathic Pain in Berlin, Germany, which demonstrated the durability, potency and selectivity of, and favorable safety profile for, ST-503 in nonhuman primates.
•We expect to dose the first patient in the STAND study in the coming months.
Prion Disease – ST-506
•Clinical Trial Application, or CTA, enabling activities continue to advance for ST-506, an investigational epigenetic regulator for the treatment of prion disease, leveraging STAC-BBB, our novel proprietary neurotropic AAV capsid.
•We had a productive interaction with the Medicines and Healthcare products Regulatory Agency, or MHRA, including alignment on the Chemistry, Manufacturing and Controls, or CMC, strategy.
•In November, we presented updated preclinical data at the Prion 2025 Conference, in Rio de Janeiro, Brazil, which demonstrated a profound survival extension observed in disease mouse models and widespread brain delivery and prion reduction in nonhuman primates, or NHPs, treated with ST-506.
•A CTA submission for ST-506 is expected as early as mid-2026.
Clinical Programs
Fabry Disease
•In September, we presented detailed clinical data from the registrational Phase 1/2 STAAR study evaluating isaralgagene civaparvovec, or ST-920, a wholly owned investigational gene therapy for the treatment of adults with Fabry disease, at the International Congress of Inborn Errors of Metabolism 2025, or ICIEM2025, in Kyoto, Japan.
•A positive mean annualized estimated glomerular filtration rate, or eGFR, slope of 1.965 mL/min/1.73m2/year (95% confidence interval, or CI: -0.153, 4.083) at 52-weeks was observed across all 32 dosed patients.

•Furthermore, a mean annualized eGFR slope at Week 104 of 1.747 mL/min/1.73m2/year (95% CI: -0.106, 3.601) was observed for the 19 patients who had achieved 104-weeks of follow-up.
•Supportive mean annualized eGFR slopes were also observed across a variety of patient subgroups, including gender, baseline Enzyme Replacement Therapy, or ERT, status, Fabry disease type and baseline eGFR, showing consistency in effect across Fabry patients in the study.
•Stable cardiac function was observed, including left ventricular mass, or LVM, left ventricular mass index, or LVMI, left ventricular myocardial global longitudinal strain, or GLS, T1 and T2 mapping, end-diastolic and end-systolic volumes that remained stable over at least one year.
•Durability of effect was demonstrated in the study with elevated expression of alpha-galactosidase A, or α-Gal A, activity maintained for up to 4.5 years for the longest treated patient.
•All 18 patients who began the study on ERT had been withdrawn from ERT and remained off ERT as of the data cutoff date. Plasma lyso-Gb3 levels in these patients remained generally stable following ERT withdrawal. Since the data cutoff date, a physician has decided to resume ERT for one of their treated Fabry patients who had withdrawn from ERT. This patient, who received isaralgagene civaparvovec more than two and a half years ago, maintained supraphysiological levels of a-Gal A activity, and their lyso-Gb3 levels were generally stable as of the data cutoff date.
•Of the 10 patients who had measurable titers of total antibodies, or Tab, or neutralizing antibodies, or Nab, against α-Gal A associated with ERT at baseline, TAb or NAb titers decreased markedly in nine patients and became undetectable in eight following treatment.
•Improvements in disease severity were reported in the Fabry Outcome Survey adaptation of the Mainz Severity Score Index, or FOS-MSSI, age-adjusted score, with 22 patients showing improvements in their total MSSI score at 12 months and nine patients improving their FOS-MSSI disease category at the last assessment.
•Statistically and clinically significant improvements in the short form-36, or SF-36, quality of life scores were also observed, alongside statistically significant improvements in the gastrointestinal symptom rating scale, or GSRS, compared to baseline.
•Isaralgagene civaparvovec demonstrated a favorable safety and tolerability profile in the study, without the requirement for preconditioning.
•In October, we held a Type B meeting with the U.S. Food and Drug Administration, or FDA, to discuss the proposed efficacy and safety data package ahead of the planned Biologics License Application, or BLA, submission for isaralgagene civaparvovec. In the meeting minutes, the FDA reiterated its October 2024 agreement that we may use eGFR slope as an endpoint to support an accelerated approval pathway, agreed on the adequacy of the safety package to support the BLA submission and provided input on the clinical data package.
•In October, we attended and presented at the 15th Annual Fabry Family Education Conference, bringing together over 200 Fabry patients, family members and volunteers to provide educational presentations and gather insights from Fabry patients.
•We are preparing for an anticipated BLA submission as early as the first quarter of 2026, while continuing business development discussions for a potential Fabry commercialization agreement.
Collaborations
Our collaborations with biopharmaceutical companies bring us important financial and strategic benefits and reinforce the potential of our research and development efforts and our zinc finger, or ZF, technology platform. They leverage our collaborators’ therapeutic and clinical expertise and commercial resources with the goal of bringing our medicines more rapidly to patients. We believe these collaborations will potentially expand the addressable markets of our product candidates. To date, we have received approximately $910.0 million in upfront licensing fees, milestone payments and proceeds from sale of our common stock to collaborators and have the opportunity to earn up to $5.9 billion in potential future milestone payments from our ongoing collaborations, in addition to potential product royalties.
Manufacturing & Process Development
We expect to be substantially reliant on external partners to manufacture clinical supply for our neurology portfolio. We retain our in-house analytical and process development capabilities.

Macroeconomic Conditions
Our business and operations and those of our collaborators may be affected by financial instability and declining economic conditions in the United States and other countries, whether caused by political instability and conflict, including the ongoing conflicts between Russia and Ukraine, the current and potential future government shutdowns, by general health crises, or by global trade issues and changes in and ongoing uncertainties with respect to tariffs and international trade disputes, which has led to market disruptions, including significant volatility in commodity prices, credit and capital markets instability, including disruptions in access to bank deposits and lending commitments, supply chain interruptions, fluctuations in interest rates, the imposition of tariffs and global inflationary pressures. These macroeconomic factors could materially and adversely affect our ability to continue to operate as a going concern and could otherwise have a material adverse effect on our business, operations, operating results and financial condition as well as the price of our common stock. In particular, our ability to raise the substantial additional capital we need in order to fund our business and to continue to operate as a going concern may be adversely impacted by these macroeconomic factors, and we cannot be certain that we will be able to obtain the substantial additional capital that we need to support our operations and to continue to operate as a going concern on terms acceptable to us, or at all.
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
We expect research and development expenses to increase in the near-term due to Fabry disease program BLA readiness activities, and we expect to continue to devote substantial resources to research and development in the future and expect research and development expenses to increase in the next several years if we are successful in raising substantial additional capital to advance our research and clinical pipeline.
General and administrative expenses consist primarily of salaries and personnel related expenses for executive, finance and administrative personnel, stock-based compensation expense, professional fees, allocated facilities and information technology expenses, patent prosecution expenses and other general corporate expenses. Although we expect general and administrative expenses to remain relatively consistent in the near term, we expect the growth of our business to require increased general and administrative expenses if we are successful in raising substantial additional capital to advance our research and clinical pipeline.
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
There have been no significant changes in our critical accounting policies and estimates during the three and nine months ended September 30, 2025, as compared to the critical accounting policies and estimates disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Part II, Item 7 of the 2024 Annual Report.
Results of Operations for the Three and Nine Months Ended September 30, 2025 and 2024
Revenues

	Three Months Ended September 30,				Nine Months Ended September 30,
	(in thousands, except percentage values)				(in thousands, except percentage values)
	2025	2024	Change	%	2025	2024	Change	%
Revenues	$581	$49,412	$(48,831)	(98.8%)	$25,324	$50,249	$(24,925)	(50%)
Revenues in 2025 primarily consisted of revenues from the collaboration agreements with Lilly and Pfizer, and royalties from our license agreements with Sigma-Aldrich Corporation, or Sigma, and Open Monoclonal Technology, Inc. (now Ligand Pharmaceuticals Inc.), or Ligand. We anticipate revenues in the future will be derived primarily from our license agreements. In December 2024, Pfizer notified us of its termination for convenience of the collaboration agreement effective April 21, 2025, and we are not entitled to receive any further milestone payments or royalties from Pfizer.
The decrease of $48.8 million in revenues for the three months ended September 30, 2025, compared to the same period in 2024, was primarily attributable to revenue relating to our collaboration agreement with Genentech recorded in 2024.
The decrease of $24.9 million in revenues for the nine months ended September 30, 2025, compared to the same period in 2024, was primarily attributable to a decrease of $49.2 million in revenue relating to our collaboration agreement with Genentech. This decrease was offset by $18.0 million in revenue relating to our capsid license agreement with Lilly, $5.0 million in revenue relating to our collaboration agreement with Pfizer upon transfer of a specified sublicense and an increase of $1.1 million in revenue relating to our license agreement with Sigma.
Operating expenses

	Three Months Ended September 30,				Nine Months Ended September 30,
	(in thousands, except percentage values)				(in thousands, except percentage values)
	2025	2024	Change	%	2025	2024	Change	%
Operating expenses:
Research and development	$28,142	$27,732	$410	1%	$81,232	$87,846	$(6,614)	(8%)
General and administrative	7,992	11,049	(3,057)	(28%)	27,128	34,861	(7,733)	(22%)
Impairment of long-lived assets	—	—	—	—	—	5,521	(5,521)	(100%)
Total operating expenses	$36,134	$38,781	$(2,647)	(7%)	$108,360	$128,228	$(19,868)	(15%)
Research and Development Expenses
Research and development expenses consisted primarily of compensation related expenses, including restructuring charges and stock-based compensation, laboratory supplies, preclinical and clinical studies, manufacturing clinical supply, contracted research and development, and allocated facilities and information technology expenses.
The increase of $0.4 million in research and development expenses for the three months ended September 30, 2025, compared to the same period in 2024, was primarily attributable to an increase of $8.3 million in clinical and manufacturing expenses due to BLA readiness activities for our Fabry disease program. These increases were partially offset by lower compensation and other personnel costs of $5.9 million due to changes in variable compensation and lower headcount, and lower licensing and patent related expenses of $1.7 million. Stock-based compensation expense included in research and development expenses was $0.9 million and $1.5 million for the three months ended September 30, 2025 and 2024, respectively.
The decrease of $6.6 million in research and development expenses for the nine months ended September 30, 2025, compared to the same period in 2024, was primarily attributable to lower compensation and other personnel costs of $11.8 million due to changes in variable compensation and lower headcount, lower facilities, infrastructure related expenses and allocated overheads of $4.2 million, and lower licensing and patent related expenses of $2.0 million. These decreases were partially offset by an increase of $10.0 million in clinical and manufacturing expenses, primarily due to BLA readiness activities for our Fabry disease program, and a decrease of $1.5 million in reimbursement of certain research and development expenses by Sanofi S.A.

Stock-based compensation expense included in research and development expenses was $3.2 million and $4.2 million for the nine months ended September 30, 2025 and 2024, respectively.
We expect research and development expenses to increase in the near-term due to Fabry disease program BLA readiness activities and advancement of our other research and development programs. We expect to continue to devote substantial resources to research and development in the future and expect research and development expenses to increase in the next several years if we are successful in raising substantial additional capital to advance our research and clinical pipeline.
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
The decrease of $3.1 million in general and administrative expenses for the three months ended September 30, 2025, compared to the same period in 2024, was primarily attributable to lower compensation and other personnel costs of $3.8 million due to changes in variable compensation and lower headcount, lower external professional services expenses of $0.9 million, and lower allocated overhead costs of $0.5 million. These decreases were partially offset by an adjustment of $2.2 million to expense relating to settlement of obligations under a manufacturing agreement in 2024. Stock-based compensation expense included in general and administrative expenses was $1.2 million and $1.8 million for the three months ended September 30, 2025 and 2024, respectively.
The decrease of $7.7 million in general and administrative expenses for the nine months ended September 30, 2025, compared to the same period in 2024, was primarily attributable to lower compensation and other personnel costs of $6.2 million due to changes in variable compensation and lower headcount, and lower external professional services expenses of $3.8 million. These decreases were partially offset by an adjustment of $2.2 million to expense relating to settlement of obligations under a manufacturing agreement in 2024. Stock-based compensation expense included in general and administrative expenses was $3.7 million and $4.9 million for the nine months ended September 30, 2025 and 2024, respectively.
Impairment of long-lived assets
During the three and nine months ended September 30, 2025, no additional impairment was recorded. During the three and nine months ended September 30, 2024, we recognized impairment charges of zero and $5.5 million, respectively. During the nine months ended September 30, 2024, our Board of Directors approved the wind-down of research and development activities in France and corresponding reduction in workforce, including closure of our cell therapy manufacturing facility and research labs in Valbonne, France, or the France Restructuring, and we initiated actions to commence the closure of our facility in Brisbane, California, and we faced a sustained decline in our stock price and related market capitalization. There was also a decline in the market rates for facility subleases, indicating the carrying values of right of use and leasehold improvement assets could be impaired. As a result of these factors, we concluded certain long-lived assets, primarily comprising right-of-use assets, related leasehold improvements, and certain manufacturing and laboratory equipment, were impaired.
For more information see Note 6 – Impairment of Long-Lived Assets and Write-Down of Assets Held For Sale in the accompanying notes to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Other income (expense), net
The increase of $0.3 million for the three months ended September 30, 2025, compared to the same period in 2024, was primarily attributable to an increase of $0.9 million related to fluctuations in foreign currency exchange rates, partially offset by a decrease of $0.7 million in research income tax credits.
The decrease of $6.0 million for the nine months ended September 30, 2025, compared to the same period in 2024, was primarily attributable to a decrease of $3.4 million related to fluctuations in foreign currency exchange rates, and a decrease of $2.6 million in research income tax credits.
Liquidity and Capital Resources
Liquidity
Since inception, we have incurred significant net losses, and we have funded our operations primarily through the issuance of equity securities, payments from corporate collaborators and strategic partners and research grants.
As of September 30, 2025, we had cash and cash equivalents of $29.6 million, compared to cash and cash equivalents of $41.9 million as of December 31, 2024. Our most significant use of capital during the quarter was for external research and development expenses, such as manufacturing, clinical trials and preclinical activity related to our therapeutic programs, and employee compensation.
We are party to an Open Market Sale Agreement℠, or, as amended, the sales agreement, with Jefferies LLC, providing for the sale of up to $325.0 million of our common stock from time to time in “at-the-market” offerings under an existing shelf registration statement. Approximately $148.7 million remained available under the sales agreement as of September 30, 2025. We sold 36.4 million and 57.2 million shares of our common stock under the sales agreement for net proceeds of approximately $19.6 million and $37.2 million, respectively, during the three and nine months ended September 30, 2025. No shares were sold during the three and nine months ended September 30, 2024. Additionally, in May 2025, we issued 12.2 million shares of common stock, pre‑funded warrants to purchase 34.4 million shares of common stock and accompanying warrants to purchase an aggregate of 46.6 million shares of common stock at a price per share of common stock (or pre-funded warrant in lieu thereof) and accompanying warrant of $0.50 per share, for total net proceeds of approximately $21.1 million, after deducting underwriting discounts and commissions and other offering costs. Additionally, in March 2024, we issued 24.8 million shares of common stock, pre‑funded warrants to purchase 3.8 million shares of common stock and accompanying warrants to purchase an aggregate of 28.6 million shares of common stock at a price per share of common stock (or pre-funded warrant in lieu thereof) and accompanying warrant of $0.84 per share, for total net proceeds of approximately $21.9 million, after deducting placement agent fees and other offering costs. Subsequent to September 30, 2025, we sold 14.5 million shares of our common stock under the sales agreement for net proceeds of approximately $9.1 million.
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
Based on our current operating plan, we estimate that our cash and cash equivalents as of September 30, 2025, together with the $6.0 million license fee we received from Pfizer in October 2025, and $9.1 million generated through our at-the-market offering program since September 30, 2025, will be sufficient to meet our liquidity requirements only into the first quarter of 2026. Our history of significant losses, negative cash flows from operations, limited liquidity resources currently on hand and dependence on our ability to obtain additional financing to fund our operations have resulted in management’s assessment that there is substantial doubt about our ability to continue as a going concern for at least the next 12 months from the date the financial statements included in this Quarterly Report are issued. Our ability to continue to operate as a going concern is dependent upon our ability to raise substantial additional capital to fund our operations and support our research and development endeavors, including to progress our preclinical and clinical programs as described in the 2024 Annual Report and this Quarterly Report. We have been actively seeking, and continue to actively seek, additional capital, including through additional strategic collaborations and other direct investments in our programs, public or private equity or debt financing, and other sources. The substantial additional capital needed to support our operations and to continue to operate as a going concern may not be available on acceptable terms or at all. In particular, the perception of our ability to continue to operate as a going concern has made and will continue to make it more difficult to obtain financing for the continuation of our operations, particularly in light of currently challenging macroeconomic and market conditions. Further, we may be unable to attract new investments as a result of the speculative nature of our newly reprioritized core neurology preclinical programs and the absence of partners to progress our more advanced clinical programs. In particular, we are engaged in business development discussions with potential counterparties concerning a commercialization agreement for our Fabry disease program, but have been unsuccessful in consummating any such transaction to date. There can be no assurance that we will be able to secure a commercialization partner for our Fabry disease program in a timely manner, on acceptable terms, or at all, and if we are unable to execute such an agreement in the near term, our ability to raise additional capital needed to support our operations will be substantially impaired. If adequate funds are not available to us on a timely basis, or at all, we will be required to take significant additional actions to address our liquidity needs, including substantial additional cost reduction measures such as further reducing operating expenses and further delaying, reducing the scope of, altering or discontinuing entirely our research and development activities, which would have a material adverse effect on our business and prospects, or we may be required to cease operations entirely, liquidate all or a portion of our assets, and/or seek protection under the U.S. Bankruptcy Code, and you may lose all or part of your investment. We have explored, and will continue to explore, whether filing for bankruptcy protection is in the best interest of our Company and our stakeholders.
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
In addition, as we focus our efforts on proprietary human therapeutics, we will need to seek regulatory approvals of our product candidates from the FDA or other comparable foreign regulatory authorities, a process that could cost in excess of hundreds of millions of dollars per product. We may experience difficulties in accessing the capital markets due to external factors beyond our control, such as volatility in the equity markets for emerging biotechnology companies and general economic and market conditions both in the United States and abroad. In particular, our ability to raise the substantial additional capital we need in order to fund our business may be adversely impacted by global economic conditions and disruptions to and volatility in the credit and financial markets in the United States and worldwide, such as has been experienced recently due in part to, among other things, the ongoing conflict between Russia and Ukraine, and geopolitical challenges arising from the imposition of tariffs and escalating trade tensions. We cannot be certain that we will be able to obtain the substantial additional capital that we need to support our operations and to continue to operate as a going concern on terms acceptable to us, or at all.

Cash Flows
Operating activities
Net cash used in operating activities was $72.8 million for the nine months ended September 30, 2025, primarily due to:
•a net loss of $85.5 million, adjusted for non-cash expenses related to stock-based compensation of $6.9 million, depreciation and amortization of $3.0 million, and amortization of operating lease right-of-use assets of $2.7 million; and
•a decrease in lease liabilities by $3.6 million, and an increase in prepaid expenses and other assets by $3.2 million. These were partially offset by an increase in accounts payable and other accrued liabilities by $4.3 million, and an increase in accrued compensation and employee benefits by $2.5 million.
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
Investing activities
Net cash used in investing activities was not material for the nine months ended September 30, 2025.
Net cash provided by investing activities was $36.2 million for the nine months ended September 30, 2024, related to sales of marketable securities of $34.7 million, maturities of marketable securities of $1.1 million, and sales of assets classified as held for sale of $0.5 million.
Financing activities
Net cash provided by financing activities was $56.0 million for the nine months ended September 30, 2025, related to $37.2 million of proceeds from our at-the-market offering, net of offering expenses of $1.0 million, $21.5 million of proceeds from issuance of common stock, net of offering expenses of $1.9 million, and proceeds from issuance of common stock under our employee stock purchase plan of $0.2 million, partially offset by taxes paid related to net share settlement of equity awards of $2.9 million.
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
Operating Capital and Capital Expenditure Requirements
We anticipate continuing to incur operating losses for at least the next several years and need to raise substantial additional capital. The effects of the current macroeconomic and regulatory environment, including evolving staff and policy changes at the FDA, the current and potential future government shutdowns, the effects of the ongoing conflicts between Russia and Ukraine, global trade issues and changes in and uncertainties with respect to tariffs and international trade disputes, inflation, climate change, fluctuations in interest rates and other economic uncertainty and volatility, has resulted and may continue to result in significant disruption of global financial markets, which could continue to impair our ability to access substantial additional capital on terms that are acceptable or at all, and in turn could negatively affect our liquidity and our ability to continue to operate as a going concern. Future capital requirements beyond the period into which we expect our existing cash and cash equivalents will be sufficient to fund our planned operations, will be substantial, and we otherwise need to raise substantial additional capital to continue to operate as a going concern and to fund the development, manufacturing and potential commercialization of our product candidates (see “–Financial Position–Going Concern” and “–Liquidity and Capital Resources–Liquidity” above).
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
Contractual Obligations
Our future minimum contractual obligations as of December 31, 2024 were reported in the 2024 Annual Report. During the nine months ended September 30, 2025, there have been no material changes outside the ordinary course of our business from the contractual obligations previously disclosed in our 2024 Annual Report.
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
Under the supervision of our principal executive officer and principal financial officer, we evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of September 30, 2025. Based on that evaluation, as of September 30, 2025, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level.
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
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
In April 2023, we announced a restructuring of operations and a reduction in force and a significant reduction in our internal manufacturing and allogeneic research footprints in California, or the April 2023 Restructuring, and in November 2023, we announced a further restructuring of operations and reduction in force, or the November 2023 Restructuring, including a strategic transformation to focus resources on our proprietary neurology-focused epigenetic regulation programs and adeno-associated virus, or AAV, capsid delivery technology and move all U.S. operations, including our headquarters, to our Richmond, California facility. On March 1, 2024, our board of directors approved the wind-down of our research and development activities in France and closure of our facility in Valbonne, France, or the France Restructuring. While the April 2023 Restructuring was completed in the third quarter of 2024 and the France Restructuring was completed in the first quarter of 2025, we expect the November 2023 Restructuring to be completed in the near future, we may also incur other cash expenses or charges not currently contemplated or estimable due to events that may occur as a result of, or associated with, the November 2023 restructuring. In addition, we may not achieve the expected benefits of these cost reduction measures and other cost reduction plans on the anticipated timeline, or at all, or we may use our available capital more quickly than we expect, which could otherwise accelerate our liquidity needs and could force us to further curtail or suspend, or entirely cease, our operations.
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
Our common stock is currently listed on the Nasdaq Capital Market, which has minimum requirements that a company must meet in order to remain listed. These requirements include maintaining a minimum closing bid price of $1.00 per share, which closing bid price cannot fall below $1.00 per share for a period of more than 30 consecutive trading days, or the Bid Price Requirement. On April 30, 2025, we received a deficiency notice from the Listing Qualifications Staff, or the Staff, of Nasdaq notifying us that, for the last 30 consecutive business days, the bid price of our common stock had closed below $1.00 per share, thereby failing to satisfy the bid price requirement set forth in the continued listing requirements of Nasdaq Listing Rule 5550(a)(2), or the Minimum Bid Price Requirement. On October 29, 2025, we received a letter, or the Extension Notice, from Nasdaq advising that we were granted a 180-day extension, or until April 27, 2026, to regain compliance with the Minimum Bid Price Requirement. If at any time prior to April 27, 2026, the bid price of our common stock closes at $1.00 per share or more for a minimum of 10 consecutive trading days, we will regain compliance with the Minimum Bid Price Requirement. The Extension Notice has no immediate effect on the listing of our common stock on The Nasdaq Capital Market and does not affect our reporting requirements with the Securities and Exchange Commission.
The Company intends to cure the Minimum Bid Price Requirement by April 27, 2026, however if the Company does not regain compliance with the Minimum Bid Price Requirement during this period, the Company expects that Nasdaq will provide written notification to the Company that its Common Stock will be delisted. At that time, the Company may appeal the delisting determination to a hearings panel pursuant to the procedures set forth in the applicable Nasdaq listing rules. However, there can be no assurance that, if the Company does appeal the delisting determination by Nasdaq to the hearings panel, that such appeal would be successful. There can be no assurance that the Company will regain compliance with the Minimum Bid Price Requirement during the additional 180-day compliance period or maintain compliance with any other Nasdaq listing requirement.
A reverse stock split may allow us to meet the Minimum Bid Price Requirement, but we cannot assure you that a reverse stock split will be approved by our stockholders or that any reverse stock split, if implemented, will be sufficient to enable us to maintain our Nasdaq listing. Additionally, if a reverse stock split is implemented, there can be no assurance that the market price per new share of our common stock following the reverse stock split will remain unchanged or will increase in proportion to the reduction in the number of old shares of our common stock outstanding before the reverse stock split. The liquidity of the shares of our common stock may be affected adversely by any reverse stock split given the reduced number of shares of our common stock that will be outstanding following such reverse stock split. Furthermore, following any reverse stock split, the resulting market price of our common stock may not attract new investors and may not satisfy the investing requirements of those investors.
In the event that our common stock is delisted from Nasdaq as a result of our failure to regain compliance with the Minimum Bid Price Requirement, as a result of Nasdaq not granting us an extension or the panel not granting us a favorable decision or due to our failure to continue to comply with any other requirement for continued listing on Nasdaq, trading of our common stock could be conducted in the over-the-counter market or on an electronic bulletin board established for unlisted securities such as the Pink Sheets or the OTC Bulletin Board, but there can be no assurance that our common stock will be eligible for trading on such alternative exchange or market.
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
We operate in a global economy, which includes utilizing third-party suppliers in several countries outside the United States. There is inherent risk, based on the complex relationships among the U.S. and the countries in which we conduct our business, that political, diplomatic, and national security factors can lead to global trade restrictions and changes in trade policies and export regulations that may adversely affect our business and operations. The current international trade and regulatory environment is subject to significant ongoing uncertainty. The U.S. government has announced substantial new tariffs affecting a wide range of products and jurisdictions and has indicated an intention to continue developing new trade policies, including with respect to the pharmaceutical industry. In response, certain foreign governments have announced or implemented retaliatory tariffs and other protectionist measures. These developments have created a dynamic and unpredictable trade landscape, which may adversely impact our business, results of operations, financial condition and prospects. The Bureau of Industry and Security, U.S. Department of Commerce, has initiated an investigation to determine whether pharmaceutical ingredients, including finished drug product, manufactured outside the United States pose a national security risk and should be subject to additional tariffs.
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
Additionally, in recent years, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA, have had to furlough critical FDA employees and stop critical activities. In 2025, widespread reductions in force among federal agencies have occurred and may adversely impact the ability of FDA to timely review applications. If a prolonged government shutdown occurs or personnel or funding levels are reduced, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business.
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
ITEM  2.    UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS, AND ISSUER PURCHASES OF EQUITY SECURITIES
None.

ITEM  3.    DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM  4.    MINE SAFETY DISCLOSURES
Not applicable.
ITEM  5.    OTHER INFORMATION
None.

ITEM  6.    EXHIBITS

Exhibit number		Description of Document
3.1		Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.3 to the Company’s Current Report on Form 8-K filed June 2, 2023).

3.2		Certificate of Amendment of the Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed June 5, 2024).

3.3		Fifth Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed December 19, 2022).

10.1+#		Amended Employment Agreement between the Company and Prathyusha Duraibabu, dated October 9, 2025.

10.2+#		Employment Agreement between the Company and Nikunj Jain, dated September 30, 2025.

10.3+		Fourth Amendment to Lease Agreement between the Company and PPF OFF 7000 Marina Boulevard LP dated August 25, 2025.

31.1+		Rule 13a — 14(a) Certification of Principal Executive Officer.

31.2+		Rule 13a — 14(a) Certification of Principal Financial Officer.

32.1+	*	Certifications Pursuant to 18 U.S.C. Section 1350.

101.INS	**	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	**	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents.

104		The cover page from Sangamo’s Quarterly Report on Form 10-Q for the three months ended September 30, 2025 is formatted in Inline XBRL Taxonomy Extension and it is contained in Exhibit 101.
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

+    Filed herewith.

#    Indicates management contract or compensatory plan.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Dated: November 6, 2025

SANGAMO THERAPEUTICS, INC.

/s/ ALEXANDER D. MACRAE
Alexander D. Macrae
President and Chief Executive Officer
(Principal Executive Officer)

/s/ PRATHYUSHA DURAIBABU
Prathyusha Duraibabu
Principal Financial Officer
(Principal Financial Officer)

/s/ NIKUNJ JAIN
Nikunj Jain
Vice President, Finance and Corporate Controller
(Principal Accounting Officer)