Form 10-K
period 2025-12-31
SANGAMO THERAPEUTICS, INC
filed 2026-03-30
CIK 1001233

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________________________________________________
Form 10-K
_______________________________________________________________________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.                ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.      ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.                ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).                ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes  ☐    No  ☒
The aggregate market value of the common stock held by non-affiliates of the registrant based upon the closing sale price of the common stock on June 30, 2025 (the last business day of the registrant’s most recently completed second fiscal quarter), as reported on the Nasdaq Capital Market was $152,669,558. For purposes of this calculation, directors and executive officers of the registrant have been deemed affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
As of March 25, 2026, a total of 414,274,017 shares of common stock, $0.01 par value per share were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Certain information required by Part III, Items 10-14 of this Form 10-K is incorporated by reference to the registrant’s definitive Proxy Statement for the 2026 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Form 10-K, provided that if such Proxy Statement is not filed within such period, such information will be included in an amendment to this Form 10-K to be filed within such 120-day period.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Some statements contained in this report are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. These statements relate to our future events, including our anticipated operations, research, development, manufacturing and commercialization activities, clinical trials, operating results and financial condition. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements. Forward-looking statements may include, but are not limited to, statements about:
•our estimates regarding the sufficiency of our cash resources and our expenses, capital requirements and need for substantial additional financing, and our ability to obtain the substantial additional financing that we need to support our operations and to continue to operate as a going concern, including the possibility that at any time we may elect or may be required to cease operations entirely, liquidate all or a portion of our assets, and/or seek protection under the U.S. Bankruptcy Code in the very near term;
•our expectations concerning the availability and adequacy of data and a clear regulatory pathway to support a potential Biologics License Application, or BLA, submission for isaralgagene civaparvovec and the anticipated timing and acceptance of such submission, and the potential for the BLA to be approved by the U.S. Food and Drug Administration, or FDA;
•the potential for isaralgagene civaparvovec to obtain Accelerated Approval from the FDA, including the adequacy of data generated in the Phase 1/2 STAAR study to support any such approval, and our expectations concerning the availability of additional data to support the rolling BLA submission for isaralgagene civaparvovec and the anticipated timing of potentially completing such submission;
•our ability to establish and maintain collaborations and strategic partnerships and realize the expected benefits of such arrangements, including our ability to secure one or more commercialization partners for our Fabry disease program and to enter into new collaborations with respect to our STAC-BBB capsid, epigenetic regulation capabilities and hemophilia A program;
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
•our ability to realize the expected benefits of our license agreements with Genentech, Inc., a member of the Roche group, or Genentech, Alexion Pharmaceuticals, Inc., or Alexion, Astellas Gene Therapies, Inc., or Astellas, and Eli Lilly and Company, or Lilly, the potential for these licensees to complete clinical development, regulatory interactions, manufacturing and global commercialization of any resulting products, and the potential for us to receive milestone payments and/or additional fees and royalties from these licensees;
•anticipated investigational new drug, or IND, and clinical trial application, or CTA, submissions and potential acceptance thereof by the FDA, and regulatory authorities outside the United States;
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
•our expectations concerning the listing of our common stock on Nasdaq;
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
•There is substantial doubt about our ability to continue to operate as a going concern. We will need substantial additional funding in the very near term to execute our operating plan and to continue to operate as a going concern. If adequate funds do not become available to us in the very near term, we will take additional actions to address our liquidity needs, including additional cost reduction measures such as further reducing operating expenses, including through workforce reductions, and delaying, reducing the scope of, discontinuing or altering our research and development activities, which would have a material adverse effect on our business and prospects, or at any time we may elect to or may be required to cease operations entirely, liquidate all or a portion of our assets, and/or seek protection under the U.S. Bankruptcy Code in the very near term, and you may lose all or part of your investment. Future sales and issuances of equity securities would also result in substantial dilution to our stockholders.
•Our ability to continue funding our operations, advance development of our product candidates and ultimately commercialize our technologies depends on our ability to secure collaboration partners for our programs. If we are not able to find collaborators, or if our collaborators do not diligently pursue product development efforts, we will not be able to secure sufficient capital to continue to operate as a going concern. In particular, we are engaged in early stage business development discussions with potential counterparties concerning a commercialization agreement for our Fabry disease program, but have been unsuccessful in consummating any such transaction to date. There can be no assurance that we will be able to secure a commercialization partner for our Fabry disease program or partner or sell any other programs in a timely manner, on acceptable terms, or at all, and if we are unable to execute such an agreement providing us with significant upfront funding in the very near term, we will not be able to secure sufficient capital to continue to operate as a going concern.
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
•Disruptions at the FDA, including due to a reduction in workforce and/or inadequate funding, could prevent the FDA from performing normal functions on which our business relies, which could negatively impact our business. In addition, changes in the FDA policies or regulations, as a result of the foregoing disruptions or otherwise, could adversely impact the development of our product candidates and, ultimately, our ability to receive approval for and commercialize our product candidates.
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
•We currently do not meet, and do not expect to regain compliance with, the listing standards of the Nasdaq Capital Market, or Nasdaq, prior to the April 27, 2026 compliance deadline. If we do not regain compliance prior to the April 27, 2026 compliance deadline, our common stock will be delisted from Nasdaq and we expect to seek transfer to an over-the-counter trading market such as the OTCQB Venture Market. Delisting our common stock from Nasdaq could adversely affect the liquidity of our common stock and the market price of our common stock could decrease, and our ability to obtain sufficient additional capital to fund our operations and to continue to operate as a going concern would be substantially impaired.
•Our stock price has been volatile and will likely continue to be volatile, which could result in substantial losses for investors and potentially class action securities litigation against us, and could be influenced by public perception of genomic medicines and the biotechnology sector.
•We have recorded significant impairment of our long-lived assets, and may be required to record significant additional charges if our long-lived assets become further impaired in the future.

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
Initial indications for our wholly owned preclinical programs include small fiber neuropathy, or SFN, a type of chronic neuropathic pain, and prion disease. Following clearance in November 2024 of the investigational new drug application, or IND, from the U.S. Food and Drug Administration, or FDA, for ST-503 for the treatment of SFN, the first six Phase 1/2 clinical sites have been activated, and we have begun patient recruitment and enrollment. We have also begun to prepare a clinical trial application, or CTA, for our product candidate to treat prion disease.
In addition, we are party to collaboration and license arrangements pursuant to which our collaborators are developing preclinical product candidates in indications such as tauopathies, amyotrophic lateral sclerosis, or ALS, and other undisclosed neurology targets. These partners include Genentech, Inc., a member of the Roche Group, or Genentech, Astellas Gene Therapies, Inc., or Astellas, Alexion Pharmaceuticals, Inc., or Alexion, Eli Lilly and Company, or Lilly, and Takeda Pharmaceutical Company Limited, or Takeda.
We also are developing novel engineered AAV capsids enhanced for delivery to neurological targets and have identified a proprietary engineered neurotropic AAV capsid variant, STAC-BBB, that has demonstrated an ability to cross the blood-brain barrier, or BBB, in nonhuman primates, or NHPs, and in mice, and mediated robust transduction, transgene expression, and targeted epigenetic repression throughout the brain and spinal cord after intravenous, or IV, administration. We believe this novel capsid has the potential to unlock multiple wholly owned neurology epigenetic regulation programs, and is already the subject of multiple license agreements, including with Genentech, Astellas and Lilly.
Other Clinical Programs
Other clinical-stage product candidates include:
•Isaralgagene civaparvovec, also known as ST-920, our wholly owned gene therapy product candidate for the treatment of Fabry disease, was evaluated in our completed registrational Phase 1/2 STAAR clinical study and continues to be evaluated in the subsequent long term follow up study. We believe this product candidate has a clear regulatory pathway to Accelerated Approval from the FDA. Rolling submission of the Biologics License Application, or BLA, for isaralgagene civaparvovec was initiated in December 2025.
•Giroctocogene fitelparvovec, also known as SB-525, is a gene therapy product candidate for the treatment of moderately severe to severe hemophilia A, that we co-developed with, and licensed to Pfizer Inc., or Pfizer, and to which we regained development and commercialization rights in April 2025. We have completed the transition of the program back to Sangamo, and we currently are in business development negotiations with a potential collaboration partner for giroctocogene fitelparvovec.
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
We are also developing next generation modular integrase technology, engineered to enable large-scale genome editing. Building on our deep expertise in protein-DNA interactions derived from our zinc finger platform, the Modular Integrase, or MINT, platform is a versatile, protein-guided genome editing method designed to integrate large sequences of DNA into the genome to potentially treat – with a single medicine – many different patients who have unique mutations in the same gene.
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
Collaborations and Licenses
Our collaborations with biopharmaceutical companies bring us important financial and strategic benefits and reinforce the potential of our research and development efforts, including our proprietary ZF technology and AAV capsid platforms. They leverage our collaborators’ therapeutic and clinical expertise and commercial resources with the goal of bringing our medicines more rapidly to patients. We believe these collaborations reflect the value of our technology and will potentially expand the addressable markets of our product candidates. To date, we have received approximately $911.0 million in upfront license fees, milestone payments and proceeds from sale of our common stock to collaborators and have the opportunity to earn up to $4.8 billion in potential future milestone payments and additional licensed target fees from our ongoing collaborations and licenses, in addition to potential product royalties.
Product Pipeline
Figure 1: Our pipeline, subject to adequate additional funding

Core Neurology Pipeline
Chronic Neuropathic Pain – ST-503
We are developing ST-503, an investigational epigenetic regulator for the treatment of intractable pain due to SFN, a type of chronic neuropathic pain.
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
Following FDA clearance of the IND for SFN in November 2024, six clinical sites have been activated for the Phase 1/2 STAND study and patient recruitment and enrollment have commenced. In December 2025, the FDA granted Fast Track Designation to ST-503. Fast Track Designation aims to facilitate the development and expedite the review of new therapeutics that are intended to treat serious or life-threatening conditions and that demonstrate the potential to address unmet medical needs.

Pain perception
AAV9 vector
Nav1.7 specific ZF-Repressor expression using neuronal promoter
ZF-Repressor
Signal to the brain
Pain signal
Pain signal
Nav1.7
Sensory fibers
Dorsal root ganglion
Pain stimuli

Figure 2: Our approach in SFN using ZFRs
The Phase 1/2 study is designed to assess the safety and efficacy of ST-503 in addressing SFN, a peripheral neuropathy that results in highly debilitating symptoms of burning, prickling, stabbing or “lightning-like” pain. SFN has an estimated prevalence of at least 180,000 patients in the U.S., and more broadly, peripheral neuropathies are estimated to affect nearly 40 million Americans. Antidepressants, anticonvulsants, opioids and topical therapies are potential treatment options, although no long-lasting or curative therapies are currently available for SFN patients, leading to a high unmet medical need for this patient population.
Subject to our ability to secure adequate additional funding, we intend to conduct a double-blind, randomized, sham-controlled dose escalation study to determine safety and tolerability of a single intrathecal dose of the ST-503 gene therapy for refractory pain due to small fiber neuropathy. The Phase 1/2 STAND study is designed to follow a dose escalation protocol with a 2:1 randomization of investigational product to sham, and consists of three ascending dose cohorts. The primary objectives of the Phase 1/2 study will be to assess the safety and tolerability of ST-503, with secondary objectives to assess preliminary efficacy based on the impact of ST-503 on refractory pain, and assessment of the multidimensional impact of ST-503 on sleep, mental health and quality of life.
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
Prion Disease
We are also developing our other lead wholly owned preclinical epigenetic regulation program in prion disease, a fatal and incurable neurodegenerative disease caused by the misfolding of the prion protein encoded by the gene PRNP.
This misfolding of the prion protein is acutely toxic to neurons, and our aim is to remove a portion of prion protein from neurons to protect them from the toxicity of the misfolded prion protein. We think that this may prevent the spread and propagation of misfolded prion, and may therefore slow or halt neurodegeneration and disease progression.
At least 1,500 new cases of prion disease are identified each year in the United States, Europe and Japan, with a similar presence globally.
CTA-enabling activities have commenced for ST-506, an investigational epigenetic regulator for the treatment of prion disease, leveraging STAC-BBB, our novel proprietary neurotropic AAV capsid. In 2025, we held productive interactions with the U.K. Medicines and Healthcare products Regulatory Agency, or MHRA, including alignment on nonclinical safety studies, the clinical study design and the Chemistry, Manufacturing and Controls, or CMC, strategy. The Good Laboratory Practice, or GLP, Toxicology study has been completed and analysis is in progress.

Nucleus
Zinc finger
repressor (ZF-R)
Prion gene (PRNP)
ZF-R reduces the production
of prion protein (PrP)
Misfolded, toxic
prion aggregates
Degenerating
neuron
Healthy
neuron

Figure 3: Our approach in prion disease using ZFRs
To address prion disease, we are developing ZFRs that target the PRNP gene, to be delivered by STAC-BBB, our IV-administered neurotropic AAV capsid. We presented updated preclinical data from this program in the prestigious Presidential Symposium at the 28th American Society of Gene & Cell Therapy, or ASGCT, Annual meeting, in May 2025 and at the Prion 2025 Conference in November 2025. The presented data demonstrated the profound survival extension observed in disease mouse models and the sustained widespread brain delivery and prion reduction in NHPs and mice treated with ST-506.

The clinical study is expected to be a Bayesian optimal interval design, to assess safety and efficacy, while potentially enabling rapid escalation to the maximum tolerated dose. The clinical study plans to use the Medical Research Council prion disease rating scale to assess the efficacy of the ZFR and compare to matched historic controls. The aim of the planned clinical study is to delay the progression of prion disease, offering potential for a meaningful extension of survival in prion patients.
Clinical Programs
Isaralgagene civaparvovec – Fabry Disease
Isaralgagene civaparvovec, or ST-920, is our wholly owned gene therapy product candidate for the treatment of Fabry disease, a rare inherited metabolic disease. Isaralgagene civaparvovec was evaluated in our completed, registrational Phase 1/2 STAAR clinical study, and continues to be evaluated in the subsequent long term follow up study. We believe this product candidate has a clear regulatory pathway to Accelerated Approval from the FDA.
STAAR was a Phase 1/2 multicenter, open-label, dose-ranging clinical study designed to assess a single infusion of isaralgagene civaparvovec in symptomatic Fabry disease patients ≥ 18 years of age. Patients were infused intravenously with a single dose and followed for 52 weeks. A separate long-term follow-up study is underway to monitor the patients treated in this study for up to five years following treatment to further assess safety, durability and efficacy. Patients who were on stable Enzyme Replacement Therapy, or ERT, could withdraw ERT after treatment in a controlled and monitored fashion at the discretion of the patient and the investigator.
The dose escalation phase included males with classic Fabry disease. The study was subsequently expanded to enroll both males and females, including patients with Fabry-associated cardiac or renal disease. The study’s primary endpoint was the incidence of treatment-emergent adverse events, or AEs. Secondary endpoints included change from baseline at specific time points over the one-year study period in alpha‑galactosidase A, or α‑Gal A, activity, globotriaosylceramide, or Gb3, and lyso‑Gb3 levels in plasma; frequency of ERT infusion; changes in renal function and cardiac function (left ventricular mass) measured by cardiac magnetic resonance imaging, or MRI, and rAAV2/6 vector clearance. Key exploratory endpoints included change from baseline in disease severity (Fabry Outcome Survey adaptation of the Mainz Severity Score Index, or FOS-MSSI, score), quality of life, or QoL, gastrointestinal, or GI, symptoms and neuropathic pain scores; and immune response to AAV6 capsid and α‑Gal A.

Functional GLA gene is delivered to liver via AAV vector
ST-920
AAV
GLA gene
Nucleus
Liver cell
GLA gene
Liver releases α-Gal A into the blood stream
α-Gal A enzyme

Figure 4: Our approach in Fabry disease
The goal of the study was to abrogate the need for ERT with a recombinant AAV2/6 vector encoding cDNA for human α‑Gal A, resulting in long-term expression of α‑Gal A. As a liver-directed gene therapy, isaralgagene civaparvovec is designed to be delivered by a one-time IV infusion that does not require any preconditioning regimen for patients.
The FDA has granted Orphan Drug, Fast Track and regenerative medicine advanced therapy, or RMAT, designations to isaralgagene civaparvovec, which has also received Orphan Medicinal Product designation and PRIME eligibility from the European Medicines Agency, or EMA, and Innovative Licensing and Access Pathway, or ILAP, from the MHRA.
In October 2024, we announced the outcome of a successful interaction with the FDA that we believe provided a clear regulatory pathway to Accelerated Approval for isaralgagene civaparvovec. The FDA agreed in a Type B interaction that data from the ongoing Phase 1/2 STAAR study can serve as the primary basis for approval under the Accelerated Approval Program, using estimated glomerular filtration rate, or eGFR, slope at 52 weeks across all patients as an intermediate clinical endpoint. The FDA also advised that eGFR slope at 104 weeks may be assessed to verify clinical benefit.
In October 2025, we held a meeting with the FDA to discuss the proposed efficacy and safety data package for isaralgagene civaparvovec where, in the meeting minutes, among other things, the FDA reiterated its October 2024 agreement to use eGFR slope as an endpoint to support an accelerated approval pathway.
The dataset to support an Accelerated Approval pathway was completed in the first half of 2025 and in June 2025 we announced positive topline results from the STAAR study, including a positive mean eGFR slope at 52-weeks across all dosed patients in the study, which the FDA has agreed may serve as the primary basis of approval. We believe that the totality of STAAR data demonstrates the potential of isaralgagene civaparvovec as a one-time, well-tolerated and durable gene therapy treatment option for Fabry disease to provide meaningful, multi-organ clinical benefits that could fundamentally shift the Fabry treatment paradigm.

In December 2025, we initiated a rolling submission of a BLA to the FDA seeking approval of isaralgagene civaparvovec under an Accelerated Approval pathway and have submitted the preclinical and clinical modules to the FDA for review. Rolling submission allows for completed modules of the BLA to be submitted and reviewed by the FDA on an ongoing basis rather than waiting for the entire BLA to be submitted at once. In addition, the antibody assay companion diagnostic, which is designed to screen patients for eligibility with isaralgagene civaparvovec, has been submitted to, and accepted by, the FDA’s Center for Devices and Radiological Health, or CDRH, seeking Premarket Approval, or PMA.
We continue to develop the Chemistry, Manufacturing and Controls, or CMC, module, ahead of completion of the rolling BLA submission for isaralgagene civaparvovec, currently expected to occur as early as the summer of 2026 subject to our ability to secure adequate additional funding, while we continue early stage business development discussions for a potential Fabry commercialization agreement.
We continue to engage with the EMA on the proposed pathway to potential approval for isaralgagene civaparvovec in Europe.
We announced detailed data from the STAAR study via four platform presentations and in poster presentations at the 22nd Annual WORLDSymposiumTM that took place February 2-6, 2026 in San Diego, CA. A summary of the data is below.
Summary of Clinical Data from Registrational Phase 1/2 STAAR Study of Isaralgagene Civaparvovec Announced on February 3, 2026 in Advance of Presentation at 22nd Annual WORLDSymposiumTM, February 2-6, 2026
•As of the April 10, 2025 data cutoff date, 33 patients ranging in age from 18 to 67 years were treated with isaralgagene civaparvovec, nine in the dose escalation phase and 24 in the dose expansion phase of the study. Baseline characteristics of these 33 dosed patients are shown in Table 5 below. In the dose escalation phase, two patients were dosed in Cohort 1 at the dose of 0.26x1013 vg/kg, two patients were dosed in Cohort 2 at the dose of 0.53x1013 vg/kg, three patients were dosed in Cohort 3 at the dose of 1.58x1013 vg/kg, and two patients were dosed in Cohort 4 at the dose of 2.63x1013 vg/kg. In the dose expansion phase, 24 patients were dosed at the dose of 2.63x1013 vg/kg. As of the April 10, 2025 data cutoff date, the median duration of follow-up was 24 months, with the first dosed patient having been followed for at least 54.3 months. 32 dosed patients in the study had achieved at least 52 weeks follow-up as of the April 10, 2025 data cutoff date. Patient 14 withdrew from the study at Week 21 due to personal reasons unrelated to the study.
•As of the April 10, 2025 data cutoff date, isaralgagene civaparvovec continued to be generally well-tolerated across all the dose cohorts, without the need for preconditioning and with the majority of AEs being graded as mild (Grade 1) or moderate (Grade 2) in nature. A summary of the treatment-related AEs reported as of the April 10, 2025 cutoff date is shown in Table 6 below. Treatment-emergent serious AEs, or TESAEs were reported in four patients, all Grade 2 or Grade 3: left arm pain, non-cardiac chest pain, sepsis, stroke and shoulder enthesopathy. The event of shoulder enthesopathy was the only serious adverse event, or SAE, deemed related to treatment. Any liver function test, or LFT, elevation events were Grade 1 and all resolved without clinical sequalae. No Thrombotic Microangiopathy, or TMA, or complement activation events were observed. No AEs led to study discontinuation. No deaths were reported.
•As of the April 10, 2025 data cutoff date, all 15 ERT naïve or pseudo-naïve patients showed normal to supraphysiological levels of α-Gal A activity up to 54 months for the longest treated patient, as shown in Figure 7a. Sustained normal to supraphysiological expression of α-Gal A activity was accompanied by the reduction and/or long-term stabilization of lyso-Gb3 levels, with the largest reductions in plasma lyso-Gb3 seen in patients with the highest levels at baseline, as shown in Figure 7b.
•For patients who began the study on ERT, sustained elevated levels of α-Gal A activity were observed for 17 of the 18 On ERT patients, as shown in Figure 8a. Plasma lyso-Gb3 activity levels remained generally stable following ERT withdrawal, as shown in Figure 8b. Following dosing with isaralgagene civaparvovec, all 18 patients who came into the study on ERT were able to safely withdraw from ERT, with one patient now off ERT for more than four years. Since the data cutoff date, a physician decided to resume ERT for one of their treated patients who had withdrawn from ERT. This patient, who received isaralgagene civaparvovec more than three years ago, maintained supraphysiological levels of α-Gal A activity, and their lyso-Gb3 levels were generally stable as of the April 10, 2025 data cutoff date.
•Two methods were employed to estimate the mean annualized eGFR slope and its 95% confidence interval, or CI. First, individual eGFR slopes at Weeks 52 and 104 were estimated using a linear regression model in a two-step process. Additionally, a mixed model with Random Intercept and Random Slope, or RIRS, was used for estimation. As of the April 10, 2025 data cutoff date, a positive mean annualized eGFR slope of 1.965 mL/min/1.73m2/year (95% CI: -0.153, 4.083) and a positive mean annualized RIRS eGFR slope of 2.020 mL/min/1.73m2/year (95% CI: -0.055, 4.095) at 52-weeks were observed across all 32 dosed patients with 52 week eGFR data. Furthermore, a mean annualized eGFR slope at Week 104 of 1.747 mL/min/1.73m2/year (95% CI: -0.106, 3.601) and a positive mean annualized RIRS eGFR slope of 1.751 mL/min/1.73m2/year (95% CI: -0.053, 3.555) were observed for the 19 patients who have achieved 104-weeks of follow-up, as shown in Figure 9 below. These slopes compare favorably to a meta-analysis of publications of approved Fabry treatments

(Fabrazyme, Replagal and Galafold). The mean and 95% CI were calculated with adjustments to age, gender, and baseline eGFR. The upper confidence limit, or UCL, of the 95% CI, -1.055 mL/min/1.73m2/year, was used to rule out variability in data and serves as a conservative historical comparator for Fabry patients treated with approved therapies.
•A subgroup analysis of mean annualized eGFR slopes was performed at Week 52, showing supportive mean annualized eGFR slopes across subgroups such as gender, baseline ERT status, disease type and baseline eGFR compared to the meta-analysis of approved Fabry treatments, and as shown in Figure 10 below, demonstrating consistency in effect across Fabry patients in the study.
•Figure 11 below illustrates the evolution in mean annualized eGFR slopes over time, for 32 patients up to Week 52, 22 patients at 18 months and 19 patients at Week 104. At Week 16, the earliest measurement timepoint, mean eGFR slope across all 32 patients was -3.634 mL/min/1.73m2/year. Improvements in eGFR slope were seen as early as Week 24 following isaralgagene civaparvovec administration, with the mean eGFR slope increasing over time and becoming positive at Week 36. A maximum mean eGFR slope of 3.016 mL/min/1.73m2/year was achieved at 18-months post isaralgagene civaparvovec administration, for 22 patients who had reached this duration of follow-up as of the data cutoff date.
•As of the April 10, 2025 data cutoff date, stable cardiac function was observed. Electrocardiogram, or ECG, and echocardiogram, or ECHO, findings demonstrated stability over 52 weeks, with mean P wave to R wave, or PR, interval, Mean Ventricular Rate, Q wave R wave S wave, or QRS, Interval, Baseline Q wave T wave, or QT, interval, Baseline rate-corrected QT, or QTc, mean interval, Left Ventricular Mass Index, or LVMI, and Ejection Fraction, or EF, indicating clinical stability across the various subgroups, as shown in Table 12 below. QTc interval slightly improved and ventricular wall thickness remained stable. Cardiac structure and function also remained stable over 52 weeks.
•Cardiac MRI also demonstrated preservation of left ventricular structure and systolic function. As of the April 10, 2025 cutoff date, ejection fraction and global longitudinal strain were preserved over 52 weeks, as shown in Table 13 below. Stable Troponin T levels indicated stable myocardial disease and stable N-Terminal ProB-type Natriuretic Peptide levels indicated overall stable cardiorenal function.
•Significant improvements in disease severity, QoL, and GI symptoms were observed. As of the April 10, 2025 data cutoff date, nine patients, including five on ERT, improved their total FOS-MSSI score at 12 months and nine patients improved their FOS-MSSI category compared to baseline at the last assessment. Statistically significant and clinically meaningful improvements in the short form-36, or SF-36, QoL scores were reported for general health, physical component, bodily pain, role-physical, vitality and social functioning scores, as shown in Figure 14 below. The GI symptom rating scale, or GSRS, also demonstrated statistically significant improvements in GSRS and Diarrhea scores at Week 52 compared to baseline.
•Immunogenicity remains an issue with ERT, leading to continued organ impairment. 10 patients had measurable titers of total antibodies, or Tabs, or neutralizing antibodies, or Nabs, against α-Gal A associated with ERT at baseline. As shown in Table 15, following dosing, total TAb or NAb titers decreased markedly in nine patients and became undetectable in eight, or 80% of patients. Treatment did not induce anti-α-Gal A antibodies in baseline seronegative patients.

Table 5: Baseline characteristics: Dose escalation and dose expansion phases
Data cutoff date: April 10, 2025
eGFR, estimated glomerular filtration rate (mL/min/1.73m2); ERT, enzyme replacement therapy; n, number, M, male; F, female

Table 6: Summary of treatment-emergent AEs in >10% of patients

AE by preferred term	Treated subjects (n=33)	
	All grades	Grade 3-4
Pyrexia	20 (60.6%)	1 (3.0%) (G3)
COVID-19	12 (36.4%)	0
Nasopharyngitis	11 (33.3%)	0
Headache	10 (30.3%)	0
Fatigue	9 (27.3%)	0
Nausea	9 (27.3%)	0
Diarrhea	6 (18.2%)	0
Paresthesia	5 (15.2%)	0
Myalgia	5 (15.2%)	1 (3.0%) (G3)
Dizziness	5 (15.2%)	0
Cough	5 (15.2%)	0
Abdominal Pain	4 (12.1%)	0
Palpitations	4 (12.1%)	0
Hypotension	4 (12.1%)	0
Infusion Related Reaction	4 (12.1%)	0
Urinary Tract Infection	4 (12.1%)	0
Dyspnoea	4 (12.1%)	0

Data cutoff date: April 10, 2025
AE, adverse event; G, grade; n, number

Figure 7a: Plasma α-Gal A in ERT naïve/pseudo-naïve patients (n=15)

a-Gal A (nmol/h/mL)
730
530
330
130
130
120
110
100
90
80
70
60
50
40
30
20
10
0
-350
100
300
500
700
900
1100
1300
1500
1700
Study Day
Normal range (1.99 - 11.37)
Mean Normal 5.32
Subject 2
Subject 3
Subject 8
Subject 9
Subject 10
Subject 14
Subject 17
Subject 18
Subject 22
Subject 23
Subject 24
Subject 25
Subject 26
Subject 28
Subject 33

Data cutoff date: April 10, 2025
α-Gal A activity measured using 3-hour reaction time. Normal range determined in healthy males and females. Long Term Follow-up Data: Data points > Study Day 365.
α-Gal A, alpha-galactosidase A; ERT, enzyme replacement therapy; vg/kg, vector genomes per kilogram of total body weight (as assessed by droplet polymerase chain reaction, or ddPCR); n, number

Figure 7b: Lyso-Gb3 in ERT naïve/pseudo-naïve patients (n=15)
Data cutoff date: April 10, 2025
Lyso-Gb3, globotriaosylceramide; ERT, enzyme replacement therapy; vg/kg, vector genomes per kilogram of total body weight (as assessed by ddPCR); n, number

Figure 8a: Plasma α-Gal A in ERT-treated patients (n=18)

a-Gal A (nmol/h/mL)
Study Day
730
530
330
130
120
110
100
90
80
70
60
50
40
30
20
10
0
-350
100
300
500
700
900
1100
1300
1500
1700
Normal range (1.99 - 11.37)
Mean Normal 5.32
ERT Withdrawal
Subject 1
Subject 4
Subject 5
Subject 6
Subject 7
Subject 11
Subject 12
Subject 13
Subject 15
Subject 16
Subject 19
Subject 20
Subject 21
Subject 27
Subject 29
Subject 30
Subject 31
Subject 32

Data cutoff date: April 10, 2025
α-Gal A activity measured using 3-hour reaction time. Normal range determined in healthy males and females.
α-Gal A, alpha-galactosidase A; ERT, enzyme replacement therapy; vg/kg, vector genomes per kilogram of total body weight (as assessed by ddPCR); n, number

Figure 8b: Lyso-Gb3 in ERT-treated patients (n=18)
Data cutoff date: April 10, 2025
ERT, enzyme replacement therapy; lyso-Gb3, globotriaosylsphingosine; vg/kg, vector genomes per kilogram of total body weight (as assessed by ddPCR); n, number

Figure 9: Positive mean eGFR slopes were observed at weeks 52 and 104
Data cutoff date: April 10, 2025
eGFR, estimated glomerular filtration rate (mL/min/1.73m2); n, number; CI, confidence interval; RIRS, random intercept and random slope; UCL, upper confidence limit
A meta-analysis of publications of approved Fabry treatments (Fabrazyme, Galafold, Replagal) was conducted (Feriozzi 2012, Hughes 2016). The mean and 95% CI were calculated with adjustments to age, gender, and baseline eGFR. The upper confidence limit (UCL) of the 95% CI, -1.055 mL/min/1.73m2/year, was used to rule out variability in data and serves as a conservative historical comparator for Fabry patients treated with approved therapies. One participant discontinued the study with 12 weeks eGFR data, thus not included in the analysis.

Figure 10: Subgroup analysis – mean annualized eGFR slope at week 52

Subgroup
Estimate (95%CI)
Gender
Male (n=23)
Female (n=9)
Baseline ERT Status
On ERT (n=18)
Naive/Pseudo-Naive (n=14)
Disease Type
Classical (n=29)
Late-onset (n=3)
Baseline eGFR (mL/min/1.73m2)
<60 (n=4)
60-<120 (n=22)
>=120 (n=6)
0.600 (-1.629, 2.829)
5.674 (2.494, 8.855)
2.339 (-0.568, 5.246)
1.595 (-0.984, 4.174)
1.725 (-0.422, 3.872)
4.842 (1.005, 8.679)
-0.385 (-6.565, 5.794)
2.758 (0.545, 0.4970)
0.898 (-4.202, 5.999)
-8 -6 -4 -2 0 2 4 6 8 10

Data cutoff date: April 10, 2025
eGFR, estimated glomerular filtration rate (mL/min/1.73m2); n, number; UCL, upper confidence limit; CI, confidence interval

Figure 11: Evolution in mean eGFR slope over 24 months
Data cutoff date: April 10, 2025
eGFR, estimated glomerular filtration rate (mL/min/1.73m2); n, number; m, months
Table 12: ECG and ECHO findings over 52 weeks

ECG	Baseline Mean ± SD (n)	Week 52 Mean Change from Baseline ± SD (n)
PR Interval	148.5 ± 24.41 (33)	5.5 ± 19.19 (32)
Ventricular Rate (beats/min)	65.8 ±11.02 (33)	-0.9 ± 11.65 (32)
QT Interval (ms)	401.0 ± 32.75 (33)	2.6 ± 31.71 (32)
QRS Interval (ms)	101.6 ± 17.44 (33)	1.5 ± 11.64 (32)
QTc Interval (ms)	414.6 ± 25.35 (33)	-1.7 ± 21.23 (32)

ECHO	Baseline Mean ± SD (n)	Week 52 Mean Change from Baseline ± SD (n)
Ventricular Wall Thickness (mm)	15.71 ± 10.12 (29)	3.15 ± 9.23 (25)

Data cutoff date: April 10, 2025
EF, ejection fraction; LVMI, left ventricular mass index; QRS, Q wave R wave S wave interval; QT, Q wave T wave interval; QTc, rate-corrected QT interval; PR, P wave to R wave interval; ECG, electrocardiogram; n, number; MM, millimeter; MS, milli second; SD, standard deviation; * p-value > 0.05 for all parameters above

Table 13: Cardiac MRI results over 52 weeks

Females		Males	
	Baseline Mean ± SD (n)	Week 52 Mean Change from Baseline ± SD (n)	Baseline Mean± SD (n)	Week 52 Mean Change from Baseline ± SD (n)
End Systolic Volume (mL)	39.48 ± 11.04 (9)	4.2 ± 13.19 (7)	61.64 ± 17.56 (22)	-0.67 ± 18.18 (21)
LVEF (%)	68.32 ± 6.48 (9)	-2.4 ± 4.38 (7)	63.18 ± 6.38 ((23)	0.87 ± 6.81 (22)
LVGLMS (%)	-14.48 ± 3.1 (9)	-2.70 ± 3.16 (6)	-14.26 ± 3.67 (20)	0.72 ± 3.05 (17)

	Baseline Mean ± SD (n)	**Week 52 Mean Change from Baseline (95% CI)**
Troponin T (ng/L)	22.3 ± 29.69 (25)	1.0± 5.74 (24)
N-Terminal ProB-type Natriuretic Peptide (pg/ml)	277.8 ± 451.72 (20)	60.8 ± 136.14 (19)

Data cutoff date: April 10, 2025
LVEF, left ventricular ejection fraction; LVGLMS, left ventricular global longitudinal myocardial strain; n, number; MRI, magnetic resonance imaging; ML, milli liter; NG/L, nanogram per liter; PG/ML, picogram per milliliter; CI, confidence interval

Table 14: SF-36 scores over 52 weeks

Bodily Pain
General Health
Mental Component Scores
Mental Health
Physical Component Scores
Physical Functioning
Role-Emotional
Role-Physical
Social Functioning
Vitality
100
80
60
40
20
Score
Baseline
Best Score on Study

Data cutoff date: April 10, 2025
Analysis of ST-920 treated subjects with ≥12 m follow-up (n=32). “Month 12” is Week 52 study timepoint. All p-values are unadjusted nominal p-values. FOS-MSSI, Fabry outcome survey-mains severity score; SF-36. 36-item short form health survey; GI, gastrointestinal. Best score from up to 4.5 years follow up data.
Table 15: Reduction or elimination of antibodies against α-Gal A
Data cutoff date: April 10, 2025
α-Gal A, alpha-galactosidase A; TAb, total antibody; NAb, neutralizing antibody; W, week
Giroctocogene Fitelparvovec – Hemophilia A
AFFINE is a global Phase 3, open-label, multicenter, single arm trial evaluating the efficacy and safety of a single infusion of giroctocogene fitelparvovec, also known as SB-525, an investigational gene therapy that we co-developed with and licensed to Pfizer for the treatment of adults with moderately severe to severe hemophilia A, and to which we regained development and commercialization rights in April 2025. The primary endpoint is impact on annualized bleeding rate, or ABR, through 12 months following treatment with giroctocogene fitelparvovec, compared to ABR on factor VIII, or FVIII, replacement therapy collected in the Phase 3 lead-in study period.

Functional F8 gene delivered to liver via AAV vector
AAV
F8 gene
Nucleus
Liver cell
F8 gene
Liver releases Factor VIII into the blood stream
Factor VIII

Figure 16: Approach to Hemophilia A
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
In April 2025, we regained development and commercialization rights to giroctocogene fitelparvovec following a decision by Pfizer to terminate the Collaboration and License Agreement dated May 10, 2017, or the Collaboration Agreement.
As of the Termination Date, the Collaboration Agreement was terminated in its entirety, and we received an exclusive, worldwide, royalty-bearing, sublicensable license from Pfizer to use Pfizer’s relevant intellectual property to continue developing, manufacturing and commercializing giroctocogene fitelparvovec. In return, Pfizer would be eligible to receive low single digit royalties on net sales of giroctocogene fitelparvovec. We have completed the transition of the program back to

Sangamo, and we currently are in business development negotiations with a potential collaboration partner for giroctocogene fitelparvovec.
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
•The trial enrolled male participants with hemophilia A who had completed a lead-in study while on exogenous FVIII prophylaxis therapy prior to administration of a single infusion of 3e13 vg/kg giroctocogene fitelparvovec. The lead-in trial was initiated to establish prospective bleeding and infusion rates while on FVIII prophylaxis replacement therapy in the usual care setting of participants with hemophilia A. Primary and secondary endpoints were assessed in the efficacy population corresponding to participants with ≥15 months follow-up post-infusion and at least six months follow-up in the lead-in study, as shown in Figure 17 below.
•As of the cutoff date of June 2024, 75 participants (median age, 30 [range 19–59] years) were dosed with giroctocogene fitelparvovec. Of those 75 participants, 50 were included in the efficacy population. See Figure 18 below for baseline patient demographics.
•The primary endpoint was ABR for total (treated and untreated) bleeds from Week 12 (onset of clinically meaningful transgene-derived FVIII levels) through ≥15 months post-infusion compared to the pre-infusion prophylaxis period. Within this efficacy population, the study met its primary endpoint with a statistically significant decrease in total ABR from Week 12 through ≥15 months post-infusion compared to pre-infusion prophylaxis (mean total ABR, 1.24 vs 4.73). 64.0% (32/50) of participants experienced no bleeding events (median duration of follow-up, 33.6 months [range 14.5-44.4]) and 88.0% (44/50) of participants had no treated bleeds (median duration of follow-up, 33.6 months [range 14.5─44.4]). One participant in the efficacy population experienced a high number of bleeds (126, total ABR = 47.4) starting at Month 18 post infusion, while maintaining FVIII activity levels >150% through the data cutoff. Post hoc sensitivity analysis excluding that one participant (n=49) demonstrated superiority vs FVIII prophylaxis (mean total ABR, 0.26 vs 4.65) as shown in Figure 19 below.
•Treated ABR during Week 12 through ≥15 months post-infusion was significantly reduced compared to prophylaxis (mean treated ABR, 0.07 vs 4.08), also demonstrating superiority, as shown in Figure 20 below. AIR post-infusion was reduced by 99.8% compared to the pre-infusion period (mean AIR, 0.21 vs 124.39). As of the June 2024 cutoff date, one (1.3%) dosed participant had resumed prophylaxis (at 16.07 months post-infusion).
•At Month 15, 84% of participants had FVIII activity >5% via chromogenic assay, as shown in Figure 21 below. Participants continued to maintain FVIII activity >5%, with 82.8% of participants [n=29] continuing to maintain FVIII activity >5% at 2-years post-infusion and 63% of participants [n=8] at 3-years post-infusion respectively, as shown in Figure 22 below.
•A total of 624 AEs, mostly mild or moderate, were reported in 74 (98.7%) participants, as shown in Figure 23 below. There were 26 serious AEs, or SAEs, in 15 (20%) participants. The most common treatment-related AEs were pyrexia (54.7% of participants), alanine aminotransferase, or ALT, increased (46.7%), and headache (38.7%). There have been no study discontinuations. As of the data cutoff, there were no reported FVIII inhibitors and no malignancies related to the study drug. One thrombotic event was observed in a participant with a major protocol deviation (prior history of deep vein thrombosis, or DVT, and pulmonary embolism, or PE) and multiple thrombotic risk factors. Post-infusion, 62.7% of participants received at least one dose of corticosteroids due to ALT elevations or decreases in FVIII activity (median time to initiation, 84 [range 7–193] days; mean total time on corticosteroids, 114.6 [11–296] days), as shown in Figure 24 below. Overall corticosteroids were well tolerated with AEs related to corticosteroids reported in 19 (25.3%) participants.
•Transient FVIII activity >150% (defined as ≥1 central chromogenic assay measurement >150%) was reached in 37 (49.3%) participants, with 23 (30.7%) treated with prophylactic direct oral anticoagulants based on protocol and investigator’s recommendation, which was well tolerated, as shown in Figure 25 below.
•In summary, giroctocogene fitelparvovec yielded endogenous FVIII expression in the mild to normal range in most participants, resulting in superior bleed protection versus routine FVIII prophylaxis and significant reductions in bleeding. A single infusion was well tolerated and demonstrated durable efficacy on all primary and key secondary endpoints.

Figure 17: AFFINE study design
AAV-6=adeno-associated virus serotype 6; ABR=annualized bleeding rate; AIR=annualized infusion rate; FVIII=factor VIII; NAb=neutralizing antibody; vg=vector genome
Figure 18: Baseline demographics and characteristics
a n (%) unless otherwise noted. BMI=body mass index

Figure 19: Annualized bleeding rate: Total (treated and untreated) bleeds
Numbers above graph represent treatment difference and 95% CI. Estimates and 1-sided P-value were obtained from a repeated measures generalized linear model with negative binomial distribution and identity link function with participant as a random effect and treatment and duration of follow-up (in years) as fixed effects.
ABRtotal=annualized bleeding rate for total (treated and untreated) bleeds; CI=confidence interval; FVIII=factor VIII

Figure 20: Annualized bleeding rate: Treated bleeds
Numbers above graph represent treatment difference and 95% CI. Estimates and 1-sided P-value were obtained from a repeated measures generalized linear model with negative binomial distribution and identity link function with participant as a random effect and treatment and duration of follow-up (in years) as fixed effects.
ABRtreated=annualized bleeding rate for treated bleeds; CI=confidence interval; FVIII=factor VIII

Figure 21: FVIII activity levels post infusion
CA=chromogenic assay; FVIII=factor VIII; LLOQ=lower limit of quantification

Figure 22: FVIII activity levels through Year Three
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

Figure 23: Safety overview
AE=adverse event; AESI=adverse event of special interest; DVT=deep vein thrombosis; FVIII=factor VIII; PE=pulmonary embolism; SAE=serious adverse event

Figure 24: ALT elevations and corticosteroid use
a The highest CTCAE grade among all post baseline assessments from each participant are reported.
AE=adverse event; ALT=alanine aminotransferase; CTCAE=common terminology criteria for adverse events; MMF=mycophenolate mofetil; pts=participants; SAE=serious adverse event; ULN=upper limit of normal

Figure 25: FVIII activity elevations
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
Our priority focus is to evaluate ZF-transcriptional regulators which have the potential to regulate the expression of a target gene, see Figure 29 below. Zinc finger activators, or ZFAs, are created by attaching a zinc finger array to an activation domain with the aim of increasing the expression of a target gene relative to an untreated cell. Alternatively, ZFRs are created by attaching a zinc finger array to a repression domain in order to down regulate or completely turn off a gene. ZFRs can also be designed to selectively repress expression of a mutant allele while allowing for the expression of the healthy allele. We have several preclinical programs evaluating the potential of ZFRs that have been designed to down-regulate the expression of genes as potential treatments for neurological diseases, including the downregulation of the SCN9A gene that encodes the Nav1.7 sodium channels to treat chronic neuropathic pain, and the repression of prion gene expression to treat prion disease. In addition, we are party to a license agreement with Genentech for tauopathies and one other undisclosed neurologic target.

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
Intraparenchymal
Intra cisterna magna (ICM)
Intrathecal
Intravenous (IV)

Figure 30: Potential routes of administration to target the central nervous system
Several AAV serotypes, most notably benchmark capsid AAV9, distribute to the brain but require high doses to achieve limited expression. We have developed a proprietary AAV capsid engineering platform, SIFTER, with the aim of engineering capsids with improved CNS transduction. We are applying SIFTER to screen tens of millions of unique capsids in order to identify certain capsids that mediate superior delivery to the CNS. Successive rounds of screening are conducted to find capsids that reproducibly demonstrate a desired therapeutic profile.
Figure 31: Sangamo’s proprietary SIFTER platform to develop novel AAV capsids targeting the CNS
In May 2022, we presented results obtained with the SIFTER platform for CSF administration. This platform notably allowed us to identify new capsids exhibiting improved delivery relative to benchmark capsid AAV9 when delivered intrathecally: STAC-102 and STAC-103 (STAC = Sangamo Therapeutics AAV Capsid).

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
Figure 32: In vivo library evaluation in cynomolgus macaques identifies STAC-BBB as the top performing BBB-penetrant capsid for delivery to the brain
STAC-BBB demonstrated robust penetration of the BBB and widespread transgene expression throughout the brain of NHPs, including in key regions integral to neurological disease pathology such as Alzheimer’s disease, Parkinson’s disease, ALS, Huntington’s disease and other neurodegenerative, neurodevelopmental, neuromuscular, and neuropsychiatric diseases with a defined neurogenetic etiology.
Figure 33: STAC-BBB shows widespread neuronal transduction across all cortical regions
STAC-BBB mediated robust expression of zinc finger cargo in neurons, the key cell type to target for treatment of neurological diseases. Moreover, results were highly consistent across all animal subjects. The capsid-enabled delivery of zinc finger payloads resulted in the repression of prion and tau genes across key brain regions, offering potential for modification of disease progression in prion disease and various tauopathies. STAC-BBB biodistribution was enriched in the CNS and de‑targeted from the liver, dorsal root ganglia, or DRG, and other peripheral organs. We believe this biodistribution profile is optimal for treatment of neurological diseases with AAV-based treatments.
STAC-BBB was generally well tolerated in NHPs, with no notable treatment related pathological findings in brain, spinal cord and peripheral tissues. We believe STAC-BBB is manufacturable at commercial scale using standard cell culture and purification processes, is soluble using known excipients, and can be characterized using available analytics.
In May 2025, we presented updated data at ASGCT demonstrating sustained, widespread brain delivery and prion reduction in NHPs treated with ST-506 delivered via STAC-BBB. For the first time we also presented data showing brain-wide delivery in mice following STAC-BBB administration. The latest data further suggests a high potential for human translation with STAC-BBB.
We believe that improved AAV capsids with higher delivery efficiency and specificity for target tissues have the potential to facilitate development of safe and effective genomic medicines to treat CNS disorders.
STAC-BBB is the subject of current license agreements with each of Genentech, Astellas and Lilly.
Modular Integrase Platform
Building on Sangamo’s deep expertise in protein-DNA interactions derived from its zinc finger platform, the MINT platform is a versatile, protein-guided genome editing method designed to integrate large sequences of DNA into the genome to potentially treat – with a single medicine – many different patients who have unique mutations in the same gene.
The MINT platform utilizes Bxb1, a serine integrase, to integrate large sequences of DNA into the genome and is intended to avoid double stranded DNA breaks as well as the need for assistance from ancillary genome editing or DNA-repair modulating cargo. This flexible approach is cell-type agnostic, has been engineered to be simpler to manufacture than most other targeted integration technologies and is compatible with several delivery modalities including viral, lipid nanoparticle, or LNP delivery and ex vivo electroporation. With minimal dependence on cell DNA repair machinery, we believe the MINT platform carries a reduced translocation risk and our preclinical data have demonstrated high levels of on-target integration in certain locations.
In May 2025, at ASGCT we presented updated MINT data and in September 2025 we published an updated manuscript describing advances in MINT functionality in bioRxiv. These results demonstrated high-efficiency transgene integration in T cells, along with substantial improvements in activity and specificity achieved through zinc finger fusions to the Bxb1 integrase. To date, by combining zinc finger targeting with activity-enhancing amino acid substitutions in Bxb1, we have achieved transgene integration and expression in up to 45% of T cells.
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

Astellas Gene Therapies, Inc.
On December 18, 2024, we entered into a global epigenetic regulation and capsid delivery license agreement, or the Astellas Agreement, with Astellas to develop intravenously administered genomic medicines to treat certain neurodegenerative diseases. Under the Astellas Agreement, we granted a worldwide exclusive license to Astellas to utilize our STAC-BBB capsid for one target, with the right for Astellas to add up to four additional targets after paying us additional licensed target fees.
Under the Astellas Agreement, we received from Astellas a $20.0 million upfront license payment. In addition, we are eligible to earn up to $1.3 billion in additional licensed target fees and milestone payments across the five potential neurology disease targets under the Astellas Agreement, as well as tiered mid-to-high single digit royalties on the net sales of any resulting products, subject to certain specified reductions and other conditions.
Capsid Delivery License Agreement with Eli Lilly and Company
On April 3, 2025, we entered into a global capsid delivery license agreement with Lilly, or the Lilly Agreement, to develop intravenously administered genomic medicines to treat certain diseases of the CNS. Under the Lilly Agreement, we granted a worldwide exclusive license to Lilly to utilize our STAC-BBB capsid for one target, with the rights for Lilly to add up to four additional targets after paying us additional licensed target fees.
Under the Lilly Agreement, we received from Lilly an $18.0 million upfront license payment. In addition, we are eligible to earn up to $1.4 billion in additional licensed target fees and milestone payments across the five potential targets, as well as tiered royalties on the potential net sales of any resulting products, subject to certain specified reductions and other conditions.
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
Other Partnerships
In addition to our partnerships for the development of human therapeutic applications, we have also licensed our technology in several other areas, such as plant agriculture and research reagents, including the production of transgenic animals and cell-line engineering. These license partners include Corteva AgriScience, formerly known as Dow AgroSciences LLC, or DAS, Sigma-Aldrich Corporation (now MilliporeSigma in the United States and Merck KGaA outside the United States), and Open Monoclonal Technology, Inc. (now Ligand Pharmaceuticals Incorporated).
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
Our Intellectual Property
In addition to our in-licensed patent portfolio, we have numerous issued patents and pending patent applications comprising approximately 110 patent families that are directed to the design, compositions and uses of ZFPs, ZFNs, ZF-transcriptional factors, TALE proteins and CRISPR/Cas editing systems, viral vector delivery platforms, targeted gene therapies for genetic, metabolic and neurology diseases and disorders, cell therapies for autoimmune disorders, recombinases, integrases, base editors and other technologies related to our programs.
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
•Nuclease Therapeutics (multiple patents issued with expected expiration dates ranging from 2031 to 2036, absent any PTA, PTE or disclaimers): These patents cover inventions including treatments for hemophilia inherited metabolic diseases, genome editing, regulation of the expression of PD1; Immunomodulatory therapeutics; CNS disease; Modified T cells, including HLA knock out and methods of editing stem cells (see, e.g., US10081661, US10143760); and
•Capsid Delivery Technologies (multiple patent families covering proprietary capsid technologies, having expected expiration dates ranging from 2040 to 2045, absent any PTA, PTE or disclaimers): We have multiple patent families directed to novel AAV capsid sequences, including our proprietary STAC-BBB, STAC-102, and STAC-103, and variants thereof, for the delivery of genome engineering molecules and gene therapy molecules. We also have a patent family (having an expected expiration date of 2045, absent any PTA, PTE, or disclaimers) directed to an identified potential cellular receptor for our proprietary STAC-BBB.
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
•Nuclease and base editing technologies under development for therapeutic applications of genome modification including companies such as Caribou Biosciences, Inc., CRISPR Therapeutics AG, Editas Medicine, Inc., Intellia Therapeutics, Inc. and Beam Therapeutics developing the CRISPR/Cas editing system, Cellectis S.A. developing TALE nucleases and meganucleases, and Precision BioSciences, Inc. developing meganucleases and numerous other gene editing companies.
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
GOVERNMENT REGULATION
We operate within the heavily regulated biopharmaceutical industry and much of our operations, including nonclinical and clinical trials, development, manufacturing, commercialization, marketing and reimbursement are subject to regulatory approvals. Relevant regulatory authorities include, but are not limited to, the FDA, the EMA, the European Commission, national competent authorities of the European Union, or EU, Member States and the MHRA.
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
•submission to the FDA of an IND application, which allows human clinical trials to begin unless the FDA objects within 30 days;
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
EU Drug Development Process
Similar to the United States, the various phases of preclinical and clinical research in the EU are subject to significant regulatory controls. Certain preclinical (also termed “non-clinical”) data is required in order to enable clinical trials and later be used in dossier for a marketing authorization application, or MAA. All studies should be conducted in accordance with GLP and all applicable EMA, European Commission and European Pharmacopoeia guidelines related to preclinical studies, including guidance on quality, non-clinical and clinical aspects of medicinal products containing genetically modified cells.
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
The FDA and comparable regulatory authorities in the EU usually recommend that sponsors observe subjects for potential gene therapy-related delayed adverse events for up to a 15-year period.
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
The FDA reviews the BLA to determine, among other things, whether the proposed product candidate is safe and effective for its intended use and whether the product candidate is being manufactured in accordance with cGMP to assure and preserve the product candidate’s identity, safety, strength, quality, potency and purity. The FDA may refer applications for novel biologic products or biologic products that present difficult questions of safety or efficacy to an advisory committee, typically a panel that includes clinicians and other experts, for review, evaluation and a recommendation as to whether the application should be approved and under what conditions. The FDA is not bound by the recommendations of an advisory committee, but it considers such recommendations carefully when making decisions. During the product approval process, the FDA also will determine whether a risk evaluation and mitigation strategy, or REMS, is necessary to assure the safe use of the product candidate. REMS use risk minimization strategies beyond the professional labeling to ensure that the benefits of the product outweigh the potential risks. To determine whether a REMS is needed, the FDA will consider the size of the population likely to use the product, seriousness of the disease, expected benefit of the product, expected duration of treatment, seriousness of known or potential adverse events, and whether the product is a new molecular entity. A REMS could include medication guides, physician communication plans and elements to assure safe use, such as restricted distribution methods, patient registries and other risk minimization tools. If the FDA concludes a REMS is needed, the sponsor of the BLA must submit a proposed REMS; the FDA will not approve the BLA without a REMS, if required.
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

EU Review and Approval Process
In the EU, medicinal products can only be commercialized after a related MA has been granted. To obtain an MA for a product in the European Economic Area, or EEA (which is comprised of the 27 Member States of the EU plus Norway, Iceland and Liechtenstein), an applicant must submit an MAA, either under a centralized procedure administered by the EMA or one of the procedures administered by competent authorities in the EU Member States (decentralized procedure, national procedure or mutual recognition procedure). An MA may be granted only to an applicant established in the EU.
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
Clinical Trial Data Disclosure
Many jurisdictions have mandatory clinical trial information obligations incumbent on sponsors. In the EU, transparency requirements relating to clinical trial information are established in the CTR, which establishes a general principle according to which information contained in CTIS shall be made publicly accessible unless confidentiality is justified on grounds of protecting personal data or commercially confidential information, protecting confidential communications between EU Member States in relation to the preparation of an assessment report or ensuring effective supervision of the conduct of a clinical trial by EU Member States. This confidentiality exception may be overruled if there is an overriding public interest in disclosure. The publication of data and documents in relation to the conduct of a clinical trial depends on the type of clinical trial and will take place in accordance with specific timelines. The timelines are established by the EMA and are determined based on the documents and the categorization of the clinical trial.

In addition, Regulation No. 1049/2001 on access to documents, or the ATD Regulation, and the related EMA policy 0043 on access to documents provide for a wide right for EU-based interested parties to submit an access to documents request to the EMA to access certain information held by the EMA. Only very limited information is exempted from disclosure (i.e., commercially confidential information, which is construed increasingly narrowly, and protected personal data). It is possible for competitors to access and use this data in their own research and development programs anywhere in the world, once these data are in the public domain.
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
There have been amendments and legal and political challenges to certain aspects of the ACA, as well as efforts to repeal or replace certain aspects of the ACA. For example, on July 4, 2025, the One Big Beautiful Bill Act, or the OBBBA, was signed into law, which narrowed access to ACA marketplace exchange enrollment and declined to extend the ACA enhanced advanced premium tax credits that expired at the end of 2025, which, among other provisions in the law, are anticipated to reduce the number of Americans with health insurance. The OBBBA also is expected to reduce Medicaid spending and enrollment by implementing work requirements for some beneficiaries, capping state-directed payments, reducing federal funding, and limiting provider taxes used to fund the program. Congress is considering proposed legislation intended to further reduce healthcare costs with alternatives to replace the expired ACA subsidies. We expect that additional U.S. federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that the U.S. federal government will pay for healthcare products and services, which could result in reduced demand for our product candidates or additional pricing pressures.
The current administration is pursuing policies to reduce regulations and expenditures across government agencies including at U.S. Department of Health and Human Services, or HHS, the FDA, CMS and related agencies. These actions, presently directed by executive orders or memoranda from the Office of Management and Budget, may propose policy changes that create additional uncertainty for our business. For example, the current administration has announced agreements with several pharmaceutical companies that require the drug manufacturers to offer, through a direct to consumer platform, U.S. patients and Medicaid programs prescription drug Most-Favored Nation pricing equal to or lower than those paid in other developed nations, with additional mandates for direct-to-patient discounts and repatriation of foreign revenues. Other recent actions, for example, include (1) directing agencies to reduce agency workforce and cut programs; (2) directing HHS and other agencies to lower prescription drug costs through a variety of initiatives, including by improving upon the Medicare Drug Price Negotiation Program and establishing Most-Favored-Nation pricing for pharmaceutical products; (3) imposing tariffs on imported pharmaceutical products; and (4) as part of the Make America Healthy Again, or MAHA, Commission’s Strategy Report released in September 2025, working across government agencies to increase enforcement on direct-to-consumer pharmaceutical advertising. Additionally, the current administration recently called on Congress to enact "The Great Healthcare Plan," to codify and expand Most-Favored Nation pricing, lower government subsidies to private insurance companies, increase healthcare price transparency, expand pharmaceutical drugs available for over-the-counter purchase, and enact restrictions on pharmacy benefit manager, or PBM, payment methodologies, among other things. These actions and policies may significantly reduce U.S. drug prices, potentially impacting manufacturers’ global pricing strategies and profitability, while increasing their operational costs and compliance risks. In June 2024, the U.S. Supreme Court’s Loper Bright decision greatly reduced judicial deference to regulatory agencies, which could increase successful legal challenges to federal regulations affecting our operations. Congress may introduce and ultimately pass health care related legislation that could impact the drug approval process and make changes to the Medicare Drug Price Negotiation Program.
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
Pricing, Coverage and Reimbursement
Pricing and reimbursement of a therapeutic product will largely determine the affordability of the product, and whether the product is prescribed and supplied to patients and private insurance companies may take into account government reimbursement methodologies. Due to these proposed and enacted laws, as well as other actions, significant uncertainty exists as to the coverage and reimbursement status of any product candidates for which we obtain regulatory approval, particularly for novel products. In both domestic and foreign markets, sales and reimbursement of any approved products will depend, in part, on the extent to which third-party payors, such as government health programs, commercial insurance and managed healthcare organizations provide coverage, and establish adequate reimbursement levels, for such products. Third-party payors are increasingly challenging the prices charged for medical products and services and imposing controls to manage costs. Third-party payors may limit coverage to specific products on an approved list, also known as a formulary, which might not include all of the FDA-approved products for a particular indication. Additionally, we may need to conduct expensive pharmacoeconomic studies in order to demonstrate the cost-effectiveness of our products. If third-party payors do not consider our products to be cost-effective compared to other therapies, these payors may not cover our products after approved as a benefit under their plans or, if they do, the level of reimbursement may not be sufficient to allow us to sell our products on a profitable basis. Further, coverage policies and third-party reimbursement rates may change at any time. Even if favorable coverage and reimbursement status is attained for one or more products for which we receive regulatory approval, less favorable coverage policies and reimbursement rates may be implemented in the future. Further, the HHS imposes rebates on many Medicare Part B and Medicare Part D products to penalize price increases that outpace inflation on an annual basis. HHS has also been empowered to negotiate the price of certain single-source biologics that have been on the market for at least 11 years covered under Medicare as part of the Medicare Drug Price Negotiation Program. Each year up to 20 products will be selected by HHS for the Medicare Drug Price Negotiation Program. Products subject to the Medicare Drug Price Negotiation Program are expected to experience a significant reduction in reimbursement from the Medicare program on a per unit basis.
In the EU, pricing and reimbursement schemes vary widely from country to country. The EU provides options for its Member States to restrict the range of products for which their national health insurance systems provide reimbursement and to control the prices of medicinal products for human use. EU Member States may approve a specific price for a product, or they may instead adopt a system of direct or indirect controls on the profitability of the company placing the product on the market. Other EU Member States allow companies to fix their own prices for products but monitor and control prescription volumes and issue guidance to physicians to limit prescriptions. Recently, many countries in the EU have increased the amount of discounts required on pharmaceuticals and these efforts could continue as countries attempt to manage healthcare expenditures. Some countries may also require the completion of additional studies that compare the cost-effectiveness of a particular product candidate to currently available therapies (so called health technology assessments) in order to obtain reimbursement or pricing approval. The Health Technology Assessment, or HTA, process is the procedure according to which the assessment of the public health impact, therapeutic impact and the economic and societal impact of use of a given medicinal product in the national healthcare systems of the individual country is conducted. The outcome of HTA regarding specific medicinal products will often influence the pricing and reimbursement status granted to these medicinal products by the competent authorities of individual EU Member States. In December 2021, Regulation No 2021/2282 on HTA Regulation, was adopted in the EU. The HTA Regulation is intended to boost cooperation among Member States in assessing health technologies, including new medicinal products, and providing the basis for cooperation at level of the EU for joint clinical assessments in these areas. The HTA Regulation has applied from January 12, 2025 although it will enter into force iteratively and initially apply to new active substances to treat cancer and to all ATMPs, it will then be expanded to orphan medicinal products in January 2028, and to all centrally authorized medicinal products as of 2030. Selected high-risk medical devices will also be assessed under the HTA Regulation as of 2026. The HTA Regulation is intended to harmonize the clinical benefit assessment of HTA across the EU. Pricing and reimbursement decisions, based on these assessments, remain the responsibility of individual Member States. See “Risk Factors—Even if we are able to commercialize any approved products, such products may not receive coverage and adequate reimbursement from third-party payors in the United States and in other countries in which we seek to commercialize them, which could harm our business.”
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
In the United States, federal, state and local governments have enacted numerous privacy and data security laws, including laws on data breach notification, personal data privacy and consumer protection. For example, the CCPA applies to personal data of consumers, business representatives and employees who are California residents and requires businesses to provide detailed disclosures in privacy notices and honor requests of California residents to exercise certain privacy rights related to their personal data. The CCPA provides for fines and allows private litigants affected by certain data breaches to recover significant statutory damages. Although the CCPA (like other U.S. comprehensive privacy laws) exempts some data processed in the context of clinical trials, the CCPA may increase compliance efforts and costs and potential liability with respect to other personal data we or the third parties we rely on may maintain about California residents. Similar laws have been enacted or proposed by several other states, as well as at the federal and local levels, and expect more states to pass similar laws in the future. These laws may further complicate compliance efforts, and may increase legal risk and compliance costs for us and the third parties upon whom we rely.
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
◦We define our priorities clearly, communicate them and take collective accountability to deliver results for all stakeholders.
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

Our Management of Human Capital
Our human resource function focuses on the attraction and recruitment of candidates, leadership training and development, total rewards packages consisting of compensation and benefits, and employee engagement and retention. As of March 27, 2026, our global human resource function comprised four full time human resource professionals.
As of March 27, 2026, we had 142 full time employees located in the United States and the United Kingdom. Of these employees, 140 were located in the United States, primarily in the San Francisco Bay Area, and the remaining two were located in the United Kingdom.
Of the 142 full time employees, 57 were primarily engaged in research and development activities, 43 were primarily engaged in technical operations and manufacturing and 42 were primarily engaged in general and administrative activities. We also engage the services of independent contractors and consultants as needed for special or temporary projects or specific expertise.
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
The following graphs represent the composition of employees at Sangamo as of March 27, 2026:

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
Trademarks and Tradenames
SANGAMO THERAPEUTICS and SANGAMO THERAPEUTICS Design are registered trademarks in Australia, Canada, the European Union, Japan, the United Kingdom and the United States. The trademarks UNIVERSAL GENE RECOGNITION, UNIVERSAL GENETOOLS and ZFP THERAPEUTIC are registered in Canada. An intent-to-use application is pending regarding the trademark GEXREV in the United States. All other trademarks or trade names referred to in this Annual Report on Form 10-K are the property of their respective owners.
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
We have a history of recurring net losses, including $122.9 million and $97.9 million for the years ended December 31, 2025 and 2024, respectively, and we have otherwise generated operating losses since we began operations in 1995. The extent of our future losses and the timing of profitability are uncertain, and we expect to incur losses for the foreseeable future. We have been engaged in developing our ZF technology since inception, which has and will continue to require significant research and development expenditures. To date, we have generated our funding from issuance of equity securities, revenues derived from collaboration agreements, licenses to our capsid technology, other strategic partnerships in non-therapeutic applications of our technology, federal government research grants and grants awarded by research foundations. We expect to continue to incur additional operating losses for the next several years as we continue, subject to our ability to raise substantial additional capital, to develop our preclinical core neurology therapeutic programs and capsid engineering platform. In any event, we will need substantial additional funding in the very near term to execute our operating plan and to continue to operate as a going concern, which funding is dependent on our ability to secure collaboration partners for our programs. There can be no assurance that we will be able to secure a commercialization partner for our Fabry disease program or partner or sell any other programs in a timely manner, on acceptable terms, or at all, and if we are unable to execute such an agreement providing us with significant upfront funding in the very near term, we will not be able to secure sufficient capital to continue to operate as a going concern and we will further curtail or suspend, or entirely cease, our operations.
There is substantial doubt about our ability to continue to operate as a going concern. We will need substantial additional funding in the very near term to execute our operating plan and to continue to operate as a going concern. If adequate funds are not available to us on a timely basis, or at all, we will be required to take additional actions to address our liquidity needs, including additional cost reduction measures such as further reducing operating expenses, including through additional workforce reductions, and delaying, reducing the scope of, discontinuing or altering our research and development activities, which would have a material adverse effect on our business and prospects, or at any time we may elect to or may be required to cease operations entirely, liquidate all or a portion of our assets, and/or seek protection under the U.S. Bankruptcy Code in the very near term, and you may lose all or part of your investment. Future sales and issuances of equity securities would also result in substantial dilution to our stockholders.
We have incurred significant operating losses and negative operating cash flows since inception and have not achieved profitability, and currently have negative working capital. In addition, our current financial position raises substantial doubt about our ability to continue to operate as a going concern. Based on our current operating plan, we believe our existing cash and cash equivalents will be adequate to fund our planned operations only into the third quarter of 2026. This estimate regarding our cash resources is based on assumptions that are inherently uncertain, and actual results could differ materially from those estimates. In this regard, we could use our available capital resources sooner than we currently expect and changing circumstances, some of which may be beyond our control, could cause us to consume capital significantly faster than we currently anticipate. Accordingly, our ability to continue to operate as a going concern will remain dependent upon our ability to raise substantial additional capital to fund our operations and support our research and development endeavors, including to progress our core neurology programs as described in this Annual Report. Although we believe our cash and cash equivalents could fund our planned operations into the third quarter of 2026, unless we secure substantial upfront funding through a significant partnership or other transaction for our programs in the very near term, we expect that we will need to significantly scale back our operations and focus substantially all of our efforts on pursuing strategic alternatives to maximize the value of our assets for our stockholders and creditors. In particular, we may determine at any time that it is in the best interest of our stockholders and creditors to cease operations entirely, liquidate all or a portion of our assets, and/or seek protection under the U.S. Bankruptcy Code in the very near term. We have explored, and will continue to explore, whether filing for bankruptcy protection is in the best interest of Sangamo and our stakeholders and the most advantageous time for such filing in order to preserve sufficient resources to undertake an appropriate bankruptcy process.
We have been seeking, and will continue to actively seek additional capital, including through public or private equity or debt financing, or other sources, such as strategic collaborations and other direct investments in our programs. The substantial additional capital needed to support our operations and to continue to operate as a going concern may not be available in a timely manner on acceptable terms or at all. In particular, the perception of our ability to continue to operate as a going concern has made and will continue to make it more difficult to obtain additional financing for the continuation of our operations, particularly in light of currently challenging macroeconomic and market conditions. Moreover, we currently are not in compliance with the listing standards of Nasdaq and we do not expect to regain compliance prior to the April 27, 2026 compliance deadline. If we do not regain compliance prior to the April 27, 2026 compliance deadline, our common stock will be delisted from Nasdaq and we expect to seek transfer to an over-the-counter trading market such as the OTCQB Venture Market, which would substantially impair our ability to access the capital markets and raise additional funds. See the risk factor entitled “We currently do not meet, and do not expect to regain compliance with, the listing standards of the Nasdaq Capital Market, or Nasdaq, prior to the April 27, 2026 compliance deadline. If we do not regain compliance prior to the April 27, 2026 compliance deadline, our common stock will be delisted from Nasdaq. Delisting from Nasdaq could adversely affect the liquidity of our common stock and the market price of our common stock could decrease, and our ability to obtain sufficient additional capital to fund our operations and to continue to operate as a going concern would be substantially impaired.” Further, we have been and may continue to be unable to attract substantial new investments as a result of the speculative nature of our newly reprioritized core neurology preclinical programs and the absence of partners to progress our more advanced clinical-stage programs. In this regard, our ability to fund our current operations and to advance the development of our technologies and product candidates and to extend our cash resources beyond the second quarter of 2026 will remain wholly dependent on our ability to secure collaborations or other transactions for our more advanced clinical-stage programs that provide significant upfront funding in the very near term. If we are not able to consummate such collaborations or other transactions for these more advanced clinical-stage programs in the very near term, we will not be able to secure sufficient capital to continue to operate as a going concern and to advance the development of our technologies and product candidates. In particular, despite an extensive, long-term process to secure a commercialization partner for our Fabry disease program, we are currently only in the early stages of discussions with potential counterparties. There can be no assurance that such current or potential future discussions will meaningfully advance at all or ultimately result in transactions that provide us with the substantial capital we need, and if we are unable to execute one or more such transactions for our more advanced clinical-stage programs in the very near-term, particularly our Fabry disease program, we will be unable to secure the substantial additional capital needed to support our operations and to continue to operate as a going concern. If adequate funds are not available to us in the very near term, we will be required to take significant additional actions to address our liquidity needs, including substantial additional cost reduction measures such as further reducing operating expenses and further delaying, reducing the scope of, altering or discontinuing entirely our research and development activities. In this regard, we have periodically, including recently, reduced our headcount, and we are actively considering a variety of significant cost-cutting measures designed to preserve our cash resources and the value of our assets including, among others, further reductions in our workforce. Moreover, in light of our current financial position, we have deferred many investments in our programs until adequate capital becomes available. Accordingly, we do not expect significant progress with respect to any of our programs unless and until substantial additional funding is obtained. If we are unable to consummate one or more transactions to provide for, or enable, the substantial additional funding needed to operate our business in the very near term, our business and prospects would be materially and adversely affected, and at any time we may elect to or may be required to cease operations entirely, liquidate all or a portion of our assets, and/or seek protection under the U.S. Bankruptcy Code, and you may lose all or part of your investment.
Moreover, we have historically relied in part on collaboration partners to provide funding for and otherwise advance our preclinical and clinical programs. However, in June 2023, our collaboration agreements with Biogen and Novartis terminated, our collaboration agreement with Kite expired pursuant to its terms in April 2024, and in December 2024, Pfizer notified us of its termination for convenience, effective April 21, 2025, of its collaboration agreement with us. Further, while we may identify new collaboration partners who can progress some of the programs that were the subject of these collaborations, as well as our Fabry disease program, our hemophilia A program and our STAC-BBB capsid and modular integrase platforms, we have not yet been, and may never be, successful in doing so in a timely manner, or on acceptable terms or at all, and we may otherwise fail to raise sufficient additional capital in order to progress these and our other programs ourselves, in which case, we will not receive any return on our investments in these programs. Although we have received an aggregate of $88.0 million in upfront license fees and/or milestone payments and are eligible to earn future licensed target fees and development and commercial milestone payments in connection with our license agreements with Genentech, Astellas and Lilly, we may never receive any further payments under any of these agreements. In any event, we need substantial additional funding in order to advance our core neurology programs, including to make planned regulatory submissions and commence planned clinical trials as described in this Annual Report, as well as our Fabry disease and hemophilia A programs, capsid engineering efforts and modular integrase platform, and to otherwise execute on our current operating plan.
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
In addition, as we focus our efforts on proprietary human therapeutics, we will need to seek regulatory approvals of our product candidates from the FDA or other comparable foreign regulatory authorities, a process that could cost in excess of hundreds of millions of dollars per product. We may experience difficulties in accessing the capital markets due to external factors beyond our control, such as volatility in the equity markets for emerging biotechnology companies and general economic and market conditions both in the United States and abroad. In particular, our ability to raise the substantial additional capital we need in order to fund our business may be adversely impacted by global economic conditions and disruptions to and volatility in the credit and financial markets in the United States and worldwide, such as has been experienced recently, including as a result of the imposition of tariffs and escalating trade tensions. We cannot be certain that we will be able to obtain the substantial additional capital that we need to support our operations and to continue to operate as a going concern. Our failure to obtain adequate funding in the very near term will adversely affect our ability to continue to operate as a going concern and our ability to develop our technology and products candidates, and at any time we may elect to or may be required to cease operations.

If we seek to reorganize under the U.S. Bankruptcy Code, our future operations are uncertain, and such reorganization could be unsuccessful and/or result in no recovery for holders of our common stock. If we are unable to successfully reorganize, we may be forced to pursue a liquidation of some or all of our assets.
Based on our current operating plan we expect to meet our liquidity requirements only into the third quarter of 2026. We continue to actively seek substantial additional capital, including through public or private equity or debt financing, strategic collaborations and other direct investments in our programs. In addition, we could determine at any time that it is in the best interest of our stakeholders to cease operations entirely, liquidate all or a portion of our assets, and/or seek protection under the U.S. Bankruptcy Code in the very near term. We have explored, and will continue to explore, whether filing for bankruptcy protection is in the best interest of Sangamo and our stakeholders and the most advantageous time for such filing in order to preserve sufficient resources to undertake an appropriate bankruptcy process. In the event we file for relief under the U.S. Bankruptcy Code, our operations, our ability to develop our product candidates and execute on our operating plan, and our ability to continue as a going concern will be subject to the risks and uncertainties associated with bankruptcy proceedings, including, among others: our ability to execute, confirm and consummate a plan of reorganization, including the sufficiency of our cash resources to facilitate such a plan; the additional, significant costs of bankruptcy proceedings and related fees; our ability to obtain sufficient financing to allow us to emerge from bankruptcy and execute our business plan thereafter, and our ability to comply with terms and conditions of any such financing; our ability to continue our operations in the ordinary course; our ability to maintain our relationships with our collaborators, counterparties, employees and other third parties; our ability to obtain, maintain or renew contracts that are critical to our operations on reasonably acceptable terms and conditions or at all; our ability to attract, motivate and retain key employees; the ability of third parties to use certain provisions of the U.S. Bankruptcy Code to terminate contracts without first seeking Bankruptcy Court approval; the ability of third parties to seek and obtain court approval to terminate or shorten the exclusivity period for us to propose and confirm a plan of reorganization, to appoint a trustee, or to convert a proceeding under Chapter 11 of the U.S. Bankruptcy Code to a proceeding under Chapter 7 of the U.S. Bankruptcy Code; and the actions and decisions of our stakeholders and other third parties who have interests in our bankruptcy proceedings that may be inconsistent with our operational and strategic plans. Any delays in our bankruptcy proceedings would increase the risks that we may not be able to reorganize our business and emerge from bankruptcy proceedings and may increase our costs associated with the bankruptcy process or result in prolonged operational disruption. In addition, we would need the prior approval of the Bankruptcy Court for transactions outside the ordinary course of business during the course of any bankruptcy proceedings, which may limit our ability to respond timely to certain events or take advantage of certain opportunities. Because of the risks and uncertainties associated with any bankruptcy proceedings, we cannot accurately predict or quantify the ultimate impact of events that could occur during any such proceedings. There can be no guarantees that if we seek protection under the U.S. Bankruptcy Code, we will emerge from any such proceedings as a going concern or that holders of our common stock will receive any recovery from any bankruptcy proceedings.
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
We have recorded significant impairment of our long-lived assets, and may be required to record significant additional charges if our long-lived assets become further impaired in the future.
We evaluate the carrying value of long-lived assets, which include property and equipment, leasehold improvements and right-of-use assets, for impairment whenever events or changes in circumstances indicate that the carrying amounts of the asset may not be fully recoverable. Factors that may indicate potential impairment and trigger an impairment test include, but are not limited to, general macroeconomic conditions, conditions specific to the industry and market, an adverse change in legal factors, business climate or operational performance of the business, and sustained decline in our stock price and market capitalization compared to the net book value. During the years ended December 31, 2025 and 2024, we recognized impairment charges of $13.2 million and $5.5 million, respectively, on our long-lived assets. We will continue to assess whether our long-lived assets are impaired in future periods and it is reasonably possible that additional impairment charges will be recognized. For additional information regarding these impairment charges, see Note 5 – Impairment of Long-lived Assets and Write-Down of Assets Held For Sale in the accompanying Notes to the Consolidated Financial Statements included in Part II, Item 8, “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.
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
Although a certain amount of our federal net operating loss carryforwards carry forward indefinitely (but are subject to a percentage limitation), a significant amount of our federal and all of our state net operating loss carryforwards will begin to expire, if not utilized, beginning in 2026 and 2029, respectively. The net operating loss carryforwards subject to expiration could expire unused and be unavailable to offset future income tax liabilities. In addition, under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, and corresponding provisions of state law, if a corporation undergoes an “ownership change,” which is generally defined as a greater than 50 percentage point change in its equity ownership value over a three-year period, the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes to offset its post-change income or taxes may be limited. We have experienced an ownership change in the past and we may also experience additional ownership changes in the future as a result of subsequent shifts in our stock ownership, some of which may be outside of our control. If an ownership change occurs and our ability to use our net operating loss carryforwards is materially limited, it would harm our future operating results by effectively increasing our future tax obligations. In addition, at the state level, there may be periods during which the use of net operating loss carryforwards is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed. For example, California enacted legislation that, with certain exceptions, suspends the ability to use California net operating loss carryforwards to offset California income and limits the ability to use California business tax credits to offset California taxes, for taxable years beginning after 2023 and before 2027. As a result, if we earn net taxable income, we may be unable to use all or a material portion of our net operating loss carryforwards and other tax attributes, which could potentially result in increased future tax liability to us and adversely affect our future cash flows.
Risks Relating to Research, Development, Regulatory Approval and Commercialization of Our Product Candidates and Technologies
Failure to successfully obtain regulatory approval for our Fabry companion diagnostic could prevent approval of our BLA and harm our commercial prospects.
The antibody assay companion diagnostic, which is designed to screen patients for eligibility to receive isaralgagene civaparvovec has been submitted to, and accepted by, the FDA’s Center for Devices and Radiological Health, or CDRH, seeking Premarket Approval, or PMA. Companion diagnostics are subject to regulation by the FDA and comparable foreign regulatory authorities as medical devices and require separate regulatory approval or certification prior to commercialization. Any delay or failure to obtain regulatory approval of the companion diagnostic could delay or prevent approval of ST-920. Even if our PMA is approved, we will be subject to Quality Management System Requirements as the manufacturer of an in vitro diagnostic test.
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
Our core preclinical neurology programs, which are the current focus of our research and development efforts, are in the early stages of development. We intend to advance our core neurology program product candidates from research programs through preclinical development and to submit new INDs, applications for clinical trial approval and equivalent filings in other jurisdictions necessary to conduct human clinical trials evaluating our product candidates. While the FDA cleared our IND application for ST-503 for the treatment of intractable pain due to small fiber neuropathy and we have activated the first six clinical sites and have begun patient recruitment and enrollment, we have not yet demonstrated our ability to successfully commence dosing of patients with any product candidates from our core preclinical neurology programs. The preparation and submission of applications to conduct clinical trials require us to conduct rigorous and time-consuming preclinical testing and studies and prepare documentation relating to, among other things, the toxicity, safety, manufacturing, chemistry and clinical protocols of our product candidates. We may experience unforeseen difficulties that could delay or otherwise prevent us from executing this strategy successfully. For example, we may encounter problems in the manufacturing of a product candidate and may fail to demonstrate consistency in the formulation of a product candidate. Our preclinical tests may produce negative or inconclusive results, which may lead us to decide, or which may lead regulators to require us, to conduct additional preclinical testing. If we cannot obtain positive results in preclinical testing, we may decide to abandon a product candidate altogether. In addition, our ability to complete and submit such applications to conduct clinical trials may depend on the support of collaborators and the timely performance of their obligations under relevant collaboration agreements. If our collaborators are not able to perform such obligations or if they choose to slow down or delay the development of a product candidate, we may not be able to submit the clinical trial applications on a timely basis or at all. Furthermore, the submission of applications to conduct clinical trials involves significant cost and labor, and we may not have sufficient resources and personnel to complete the filing of all intended applications, which may force us to scale back the number of applications or forego potential applications that we believe are promising. Any delay, suspension or reduction of our efforts to pursue our preclinical and clinical development strategy could have an adverse effect on our business and cause the market price of our common stock to decline.
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
We have received RMAT designation for our product candidates to treat severe hemophilia A and Fabry disease. Additionally, some of our product candidates, including our product candidate to treat Fabry disease, have also been granted Orphan Drug Designation by the FDA and PRIME eligibility by the EMA, and some have also been designated Orphan Medicinal Products by the European Commission. Regulatory authorities in some jurisdictions, including the United States and the EU, may designate drugs for relatively small patient populations as orphan drugs. In addition, our product candidate to treat Fabry disease was granted FDA Fast Track Designation in May 2023 and ST-503 received fast track designation for the treatment of small fiber neuropathy in December 2025. In October 2024, we announced that the FDA agreed that the ongoing Phase 1/2 STAAR study can serve as the primary basis for seeking Accelerated Approval for our product candidate to treat Fabry disease, and in December 2025 we initiated a rolling BLA submission with the FDA. For additional information regarding these special regulatory designations, see “Business—Government Regulation.”
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
In addition to uncertainty about the potential pricing structure for certain of our product candidates, cost containment is a recurrent trend in the healthcare industry. Government authorities and third-party payors have attempted to control costs by limiting coverage and the amount of reimbursement for certain medications. For example, the HHS imposes rebates on many Medicare Part B and Medicare Part D products to penalize price increases that outpace inflation on an annual basis. HHS has also been empowered to negotiate the price of certain single-source biologics that have been on the market for at least 11 years covered under Medicare as part of the Medicare Drug Price Negotiation Program. Each year up to twenty (20) products will be selected by HHS for the Medicare Drug Price Negotiation Program. Products subject to the Medicare Drug Price Negotiation Program are expected to experience a significant reduction in reimbursement from the Medicare program on a per unit basis. We cannot be sure that coverage and adequate reimbursement will be available for any product that we commercialize and, if reimbursement is available, what the level of reimbursement will be. If reimbursement is not available or is available only at limited levels, we may be unable to successfully commercialize any product candidate for which we obtain regulatory approval. Our inability to promptly obtain coverage and profitable reimbursement rates from both government-funded and private payors for any approved products that we develop could have an adverse effect on our operating results, our ability to raise capital needed to commercialize products and our overall financial condition.
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
Moreover, in order to obtain reimbursement for our products in some European countries, including some EU Member States, we may be required to compile additional data comparing the cost-effectiveness of our products to other available therapies. HTA of medicinal products is becoming an increasingly common part of the pricing and reimbursement procedures in some EU Member States, including those representing the larger markets. The outcome of an HTA will often influence the pricing and reimbursement status granted to these medicinal products by the competent authorities of individual EU Member States. The extent to which pricing and reimbursement decisions are influenced by the HTA of the specific medicinal product currently varies between EU Member States. On January 12, 2025, the EU HTA Regulation entered into application in 2025.
It is intended to increase cooperation among EU Member States in assessing clinical aspects of health technologies, including new medicinal products, by establishing a framework for joint clinical assessments, joint scientific consultations, and the early identification of emerging health technologies. The Regulation permits EU Member States to use common tools, methodologies, and procedures and requires them to rely on EU‑level joint clinical assessment reports for the clinical components of their national HTA evaluations. EU Member States, however, remain responsible for assessing non‑clinical aspects, such as economic, ethical, and social considerations, and for making pricing and reimbursement decisions at the national level. As implementation of the HTA Regulation is phased in and key methodological and procedural guidance continues to evolve, there remains uncertainty regarding the evidence requirements, timing, and impact of joint clinical assessments on national reimbursement processes. The new framework may result in additional or differently structured evidentiary expectations, misalignment between assessment and regulatory timelines, or delays in national decisions. Any adverse or delayed HTA outcomes, or divergent national reimbursement decisions, could negatively affect our ability to obtain or maintain favorable pricing and reimbursement status for any product candidates, if approved. If we are unable to maintain favorable pricing and reimbursement status in EU Member States for product candidates that we may successfully develop and for which we may obtain regulatory approval, any anticipated revenue from and growth prospects for those products in the EU could be negatively affected.
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
The regulations that govern, among other things, regulatory approvals, coverage, pricing and reimbursement for new drug products vary widely from country to country. In the United States and some foreign jurisdictions, there have been a number of legislative and regulatory changes and proposed changes regarding the healthcare system that could prevent or delay regulatory approval of our product candidates, restrict or regulate post-approval activities and affect our ability to successfully sell any product candidates for which we obtain regulatory approval. Also, there has been heightened governmental scrutiny recently over biopharmaceutical pricing practices in light of the rising cost of prescription drugs and biologics. Such scrutiny has resulted in several recent Presidential executive orders, Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for biopharmaceutical products. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, have been designed to encourage importation from other countries and bulk purchasing. For a discussion of health reform activity and the current pricing framework, see “Business—Government Regulation—Healthcare Reform,” “Business—Government Regulation—Regulation of Our Operations,” and “Business—Government Regulation—Pricing, Coverage and Reimbursement.”
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
In addition, the policies of the FDA, the competent authorities of the EU Member States, the EMA, the European Commission and other comparable regulatory authorities with respect to clinical trials may change, and additional government regulations may be enacted. For instance, the regulatory landscape related to clinical trials in the EU recently evolved. The CTR, which was adopted in April 2014 and repeals the EU Clinical Trials Directive, became applicable on January 31, 2022. The CTR introduces, among other changes, a centralized application system, coordinated review procedures, expanded reporting and increased transparency obligations. Compliance with the CTR requirements by us and our third-party service providers, such as CROs, may impact our developments plans. The United Kingdom’s regulatory framework in relation to clinical trials is derived from existing legislation of the EU (as implemented into the United Kingdom’s law of the United Kingdom, through secondary legislation). On April 11, 2025, the UK adopted an amendment to the Medicines for Human Use (Clinical Trials) Regulations 2004 intended to support a more streamlined and flexible regulation of clinical trials, remove unnecessary administrative burdens on trial sponsors, and protect the interests of trial participants. It also intends to bring the UK regulatory framework for clinical trials into closer alignment with the CTR. The changes include risk-proportionate regulation of clinical trials, with low-risk trials able to receive faster approval through automatic authorisation, a streamlined approval process that integrates both regulatory and ethics committee approvals, leading to a single UK decision for clinical trials, and new legal obligations mandating the registration of clinical trials in public registries and the publication of trial results within 12 months of trial conclusion. The amendment will become applicable on April 28, 2026 following a one-year transition period. To support a smooth transition, the MHRA and the Health Research Authority, or HRA, are working together to provide updated guidance and information about key changes for industry.
In addition, on December 11, 2025, the European Commission, the Parliament and the European Council reached a political agreement on a comprehensive overhaul of EU pharmaceutical legislation, or the Pharma Package. The reform has been under negotiation since the European Commission submitted its proposal in April 2023. This package - comprised of a new directive and regulation to replace existing legislation – aims to modernize the EU framework. The political agreement is still subject to formal approval by the European Parliament and Council. If approved in the form proposed, the Pharma Package will, among other changes, reduce the baseline market protection period by one year, with limited opportunities for extensions, capped at a maximum of eleven years; reshape the incentives regime for orphan medicinal products, by introducing “breakthrough” orphan medicinal products – those addressing diseases with no available medicinal treatment – which will benefit from 11 years of market exclusivity; and expand the Bolar exemption to permit generic and biosimilar manufacturers to conduct preparatory activities for regulatory submissions, including pricing and reimbursement, and participate in procurement tenders while patent protection remains in force. A decrease in market exclusivity opportunities for our product candidates in the EU, combined with the expanded Bolar exemption, could open them to generic or biosimilar competition earlier than under the current regime, potentially impacting reimbursement status and the commercial prospects of our product candidates.
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
We have implemented several strategic decisions to reallocate resources among our various clinical and preclinical development programs. There can be no assurance that such efforts will be successful in a timely manner, or at all, in which case, we will not receive any return on our investments in this program. If we are not able to secure a commercialization partner for our Fabry disease program in the very near term, our ability to raise additional capital needed to support our operations will be substantially impaired. As part of our restructurings and the related strategic reprioritization, we have determined to focus substantially all of our efforts on our core neurology programs. Investment in preclinical programs is highly speculative, as it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate adequate effect and/or an acceptable safety profile. In addition, we are developing, and may in the future develop, certain product candidates designed to treat neurological diseases using our novel capsid delivery technology. If our capsid development efforts are not successful, we may be required to defer, or cease entirely, development of such product candidates. For additional details on our collaboration terminations, see “Risk Factors—Risks Relating to our Industry.” As a result of these strategic decisions, we could miss valuable opportunities to capitalize on the potential of our discontinued and halted programs. We may also allocate internal resources to a product candidate in a therapeutic area in which it would have been more advantageous to enter into a collaboration or that does not prove to have viable commercial opportunities. Any failure to use our financial and human resources efficiently could harm our business and operations.
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
Currently, certain materials and equipment used in our research, development and manufacturing operations are sourced outside of the United States. Current or future tariffs are likely to result in increased research and development expenses, including with respect to increased costs associated with active pharmaceutical ingredients, or APIs, raw materials, laboratory equipment and research materials and components. In addition, such tariffs may increase our supply chain complexity and could also potentially disrupt our existing supply chain. Unlike consumer goods, pharmaceuticals face unique regulatory constraints that make rapid supply chain adjustments particularly difficult and costly. Trade restrictions affecting the import of materials necessary for clinical trials could result in delays to our development timelines. Increased development costs and extended development timelines could place us at a competitive disadvantage compared to companies operating in regions with more favorable trade relationships and could reduce investor confidence, negatively impacting our ability to secure additional financing on favorable terms or at all. In addition, as we advance toward commercialization in the future, tariffs and trade restrictions could hinder our ability to establish cost-effective production capabilities, negatively impacting our growth prospects.
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
Trade disputes, tariffs, restrictions and other political tensions between the United States and other countries may also exacerbate unfavorable macroeconomic conditions including inflationary pressures, foreign exchange volatility, financial market instability, and economic recessions or downturns. The ultimate impact of current or future tariffs and trade restrictions remains uncertain and could materially and adversely affect our business, financial condition, and prospects. While we actively monitor these risks, any prolonged economic downturn, escalation in trade tensions, or deterioration in international perception of U.S.-based companies could materially and adversely affect our business, ability to access the capital markets or other financing sources, results of operations, financial condition and prospects. In addition, tariffs and other trade developments have and may continue to heighten the risks related to the other risk factors described elsewhere in this Annual Report.
Disruptions at the FDA, including due to a reduction in workforce and/or inadequate funding, could prevent the FDA from performing normal functions on which our business relies, which could negatively impact our business. In addition, changes in FDA policies or regulations, as a result of the foregoing disruptions or otherwise, could adversely impact the development of our product candidates and, ultimately, our ability to receive approval for and commercialize our product candidates.
The ability of the FDA to review and approve new products or review other regulatory submissions can be affected by a variety of factors, including statutory, regulatory and policy changes, inadequate government budget and funding levels, a reduction in the FDA’s workforce and its ability to hire and retain key personnel. Disruptions at the FDA and other agencies may also increase the time to meet with and receive agency feedback, review and/or approve our submissions, conduct inspections, issue regulatory guidance, or take other actions that facilitate the development, approval and marketing of regulated products, which would adversely affect our business. In addition, government proposals to reduce or eliminate budgetary deficits may include reduced allocations to the FDA and other related government agencies. The reductions in the FDA’s workforce and budgetary pressures could significantly impact the ability of the FDA to timely review and process our regulatory submissions or take other actions critical to the marketing of our products which could have a material adverse effect on our business.
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
Moreover, changes in the FDA’s policies or regulations, whether as a result of personnel and budgetary constraints described above, changes in leadership or otherwise, could adversely impact the development of our product candidates and, ultimately, our ability to receive approval for and commercialize our product candidates. For example, there can be no assurance that the FDA will continue its Accelerated Approval program or other expedited regulatory designations or that such programs and designations will otherwise remain viable regulatory pathways for our product candidates. In particular, as previously disclosed, we have had a series of interactions with the FDA that we believe provided us with a clear regulatory pathway to Accelerated Approval for isaralgagene civaparvovec. If the FDA were to discontinue its Accelerated Approval program, or otherwise make such program unavailable to us for isaralgagene civaparvovec, our ability to secure a collaboration partner for our Fabry disease program, and ultimately our or a potential future collaborator’s ability to obtain a timely potential approval for and commercialize isaralgagene civaparvovec, would be materially and adversely affected, which would have a material adverse impact on our business, financial condition and business prospects, and we might be required to cease operations.
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
Natural disasters could severely disrupt our operations and our facilities and the manufacturing facilities of our CMOs, and any disruption would likely have a negative impact on our business, financial condition, results of operations and prospects. If a natural disaster, pandemic or epidemic, geopolitical crisis, including the ongoing conflicts in the Middle East, conflict between Russia and Ukraine, power outage or any other event that is out of our control occurred that prevented us or third parties on which we rely from using all or a significant portion of our or their facilities, that damaged critical infrastructure or that otherwise disrupted our or their operations, it may be difficult or, in certain cases, impossible for us to continue our business and operations for a substantial period of time. The disaster recovery and business continuity plans we have in place currently are limited and may not prove adequate in the event of a serious disaster or similar event. We may incur substantial expenses as a result of the limited nature of our disaster recovery and business continuity plans, which could have an adverse effect on our business, financial condition, results of operations and prospects. Such disasters or events occurring at facilities of third parties on which we rely could also negatively impact our business and operations.
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
Certain jurisdictions have enacted data localization and cross-border data transfer laws, which could make it more difficult to transfer information across jurisdictions. In particular, the EEA and the U.K. have significantly restricted the transfer of personal data to the United States and other countries whose privacy and data security laws they believe to be inadequate. Other jurisdictions may adopt or have already adopted similarly stringent interpretations of data localization and cross-border data transfer laws. Although there are currently various mechanisms that may be used to transfer personal data from the EEA and United Kingdom to the United States in compliance with law, such as the EEA standard contractual clauses, the U.K.’s International Data Transfer Agreement / Addendum and the EU-U.S. Data Privacy Framework and the U.K. extension thereto (which allows for transfers to relevant U.S.-based organizations who self-certify compliance and participate in the Framework), these mechanisms are subject to legal challenges, and there is no assurance that we can satisfy or rely on these measures to lawfully transfer personal data to the United States. If we are unable to implement a legal mechanism to ensure that our transfers of personal data from the EEA or the U.K. are lawful, or if the requirements for a legally-compliant transfer are too onerous, we could face adverse consequences, including the interruption or degradation of our operations, increased exposure to regulatory actions, substantial fines and penalties and injunctions against processing or transferring personal data, and could be required to increase our data processing capabilities in the EEA, the U.K. or elsewhere at significant expense. Restrictions on our ability to transfer personal data from the EEA, the U.K. or elsewhere could impact our clinical trial activities in the EEA or the U.K. and limit our ability to collaborate with CROs and other third parties. Additionally, companies that transfer personal data out of the EEA and U.K. to other jurisdictions, particularly to the United States, are subject to increased scrutiny from regulators, individual litigants, and activist groups. Some European regulators have ordered certain companies to suspend or permanently cease certain transfers out of Europe for allegedly violating the GDPR’s cross-border data transfer limitations. Additionally, the U.S. Department of Justice issued a rule entitled the Preventing Access to U.S. Sensitive Personal Data and Government-Related Data by Countries of Concern or Covered Persons, which places additional restriction on certain data transactions involving countries of concern (e.g., China, Russia, Iran) and covered persons that may impact certain business activities such as vendor engagements, sale or sharing of data, employment of certain individuals, and investor agreements. Violations of the rule could lead to significant civil and criminal fines and penalties. The rule applies regardless of whether data is anonymized, key-coded, pseudonymized, de-identified or encrypted, which presents particular challenges for companies like ours and may impact our ability to transfer data in connection with certain transactions or agreements. For more information regarding these regulations, see “Business—Government Regulation—Privacy Regulation.”
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
Our obligations related to privacy and data security (and consumers’ expectations regarding them) are quickly changing and becoming increasingly stringent, creating uncertainty. These obligations may be subject to differing applications and interpretations, which may be inconsistent or in conflict among jurisdictions. Preparing for and complying with these obligations requires us to devote significant resources. These obligations may also necessitate changes to our information technologies, systems and practices and those of any third parties that process personal data on our behalf. In addition, these obligations may require us to change our business model. We may at times fail, or be perceived to have failed, in our efforts to comply with our data privacy and security obligations. Moreover, despite our efforts, our personnel or third parties upon which we rely may fail to comply with such obligations, which could negatively impact our business operations and compliance posture.
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
Financial instability and a general decline in economic conditions in the United States and other countries caused by political instability and conflict, including the ongoing conflicts in the Middle East, conflict between Russia and Ukraine, geopolitical challenges arising from the imposition of tariffs and escalating trade tensions, and economic or financial challenges caused by recent and potential future bank failures or by general health crises, have led to market disruptions, including significant volatility in commodity prices, credit and capital markets instability, including disruptions in access to bank deposits and lending commitments, supply chain interruptions, rising interest rates and global inflationary pressures. These macroeconomic factors could materially and adversely affect our ability to continue to operate as a going concern and could otherwise have a material adverse effect on our business, operations, operating results and financial condition as well as the price of our common stock. The failure of any bank in which we deposit our funds could reduce the amount of cash we have available for our operations or delay our ability to access such funds. Any such failure may increase the possibility of a sustained deterioration of financial market liquidity, or illiquidity at clearing, cash management and/or custodial financial institutions. In the event we have a commercial relationship with a bank that has failed or is otherwise distressed, we may experience delays or other issues in meeting our financial obligations. If other banks and financial institutions fail or become insolvent in the future in response to financial conditions affecting the banking system and financial markets, our ability to access our cash and cash equivalents may be threatened and our ability to raise additional capital when needed could be substantially impaired, which could have a material adverse effect on our business, operations, operating results and financial condition as well as the price of our common stock. In particular, failure to secure any necessary financing in a timely manner and on favorable terms could require us to delay or abandon clinical development plans or we may be forced to further curtail or suspend, or entirely cease, our operations. In addition, any or all of these factors could disrupt our and our collaborators’ supply chains and adversely affect our and our collaborators’ ability to conduct ongoing and future clinical trials of our product candidates.
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
Our ability to continue funding our operations, advance development of our product candidates and ultimately commercialize our technologies depends on our ability to secure collaboration partners for our programs. If we are not able to find collaborators, or if our collaborators do not diligently pursue product development efforts, we will not be able to secure sufficient capital to continue to operate as a going concern.
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
If we are unable to secure one or more significant collaborations in the very near term or if our collaborators are unable or unwilling to diligently advance the development, regulatory approval and commercialization of our product candidates, whether due to internal portfolio decisions or otherwise, we will not be able to secure sufficient capital to continue to operate as a going concern, and we will be required to cease operations. In particular, we are engaged in early stage business development discussions with potential counterparties concerning a commercialization agreement for our Fabry disease program, but have been unsuccessful in consummating any such transaction to date despite our efforts to do for many months. There can be no assurance that we will be able to secure a commercialization partner for our Fabry disease program or partner or sell any other programs in a timely manner, on acceptable terms, or at all, and if we are unable to execute such an agreement providing us with significant upfront funding in the very near term, we will not be able to secure sufficient capital to continue to operate as a going concern. While we are also seeking additional partnerships for our capsid delivery technology, there can be no assurance that we will be successful in doing so, and such partnerships, including the Genentech Agreement, the Astellas Agreement, and the Lilly Agreement, do not generally provide for upfront license and near-term milestone payments in amounts sufficient to fully fund our ongoing and planned operations. In addition, our ongoing collaborators may sublicense or abandon development programs with little advance notice, or we may have disagreements or disputes with our collaborators, which would cause associated product development to slow or cease. In addition, the business or operations of our collaborators may change significantly through restructurings, acquisitions, other strategic transactions that may negatively impact their ability to advance our programs.
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
Defense of these claims, regardless of their merit, would involve substantial litigation expense, could expose proprietary information and would be a substantial diversion of employee resources from our business. Furthermore, recent policy changes at the U.S. PTO have limited the ability to use inter partes review, or IPR, as a means to challenge U.S. patents, which may reduce our ability to mitigate the risk of third-party patents prior to or during litigation. In the event of a successful claim of infringement against us, we may have to pay substantial damages, including treble damages and attorneys’ fees for willful infringement, pay royalties, redesign our infringing products or obtain one or more licenses from third parties, which may be impossible or require substantial time and monetary expenditure.
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
The legal systems of many foreign countries do not favor the enforcement of patents and other intellectual property protections, which could make it difficult for us to stop the infringement of our patents or marketing of competing products in violation of our proprietary rights. For example, some foreign countries have compulsory licensing laws under which a patent owner must grant licenses to third parties. In addition, some countries limit the enforceability of patents against third parties, including government agencies or government contractors. In these countries, patents may provide limited or no benefit. Further, the complexity and uncertainty of European patent laws have increased in recent years. In Europe, the new unitary patent system that came into effect in June 2023 would significantly impact European patents, including those granted before the introduction of such a system. Under the unitary patent system, European applications will have the option, upon grant of a patent, of becoming a Unitary Patent which will be subject to the jurisdiction of the newly formed Unified Patent Court, or UPC. As the UPC is a relatively new court system, there is little precedent or established body of case law on which the court can base its decisions, thus increasing the uncertainty of any litigation before the UPC. Patents granted before the implementation of the UPC will have the option of opting out of the jurisdiction of the UPC and remaining as national patents in the UPC countries. Patents that remain under the jurisdiction of the UPC will be potentially vulnerable to a single UPC-based revocation challenge that, if successful, could invalidate the patent in all countries who are signatories to the UPC. We cannot predict with certainty the long-term effects of any potential changes. Proceedings to enforce our patent rights in foreign jurisdictions could result in substantial costs and divert our efforts and attention from other aspects of our business, could put our patents at risk of being invalidated or interpreted narrowly and our patent applications at risk of not issuing and could provoke third parties to assert claims against us. We may not prevail in any lawsuits that we initiate, and the damages or other remedies awarded, if any, may not be commercially meaningful. Accordingly, our efforts to enforce our intellectual property rights around the world may be inadequate to obtain a significant commercial advantage from the intellectual property that we develop or license.
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
We are increasingly dependent on information technology systems and infrastructure to operate our business, which are large and complex. In the ordinary course of our business, we and the third parties upon which we rely, may collect, receive, store, process, generate, use, transfer, disclose, make accessible, protect, secure, dispose of, share and transmit large amounts of proprietary, confidential and sensitive information, including intellectual property, trade secrets and personal data (such as health-related information). It is critical that we do so in a secure manner to maintain the confidentiality, integrity and availability of such sensitive information. We have also outsourced elements of our operations (including elements of our information technology infrastructure) to third parties, and as a result, we manage a number of third-party vendors who may have access to our computer networks or our confidential information. Many of those third parties in turn subcontract or outsource some of their responsibilities to other third parties. Our ability to monitor third parties’ information security practices is limited, and these third parties may not have adequate information security measures in place. If the third parties upon which we rely experience a security incident or other interruption, we could experience adverse consequences. In addition, supply-chain attacks have increased in frequency and severity, and we cannot guarantee that third parties’ infrastructure in our supply chain or that of the third parties with whom we work have not been compromised.
While all information technology operations are inherently vulnerable to inadvertent or intentional security breaches, incidents, attacks and exposures, the size, complexity, accessibility and distributed nature of our information technology systems, and the large amounts of sensitive information stored on those systems, make such systems potentially vulnerable to unintentional or malicious, internal and external attacks on our technology environment. Attacks of this nature are increasing in their frequency, levels of persistence, sophistication and intensity. Threats to information systems and data are increasingly difficult to detect and come from a variety of sources, including traditional computer “hackers,” threat actors, “hacktivists,” organized criminal threat actors, personnel (such as through theft or misuse), sophisticated nation-states and nation-state-supported actors. Some actors now engage and are expected to continue to engage in cyber-attacks, including nation-state actors for geopolitical reasons and in conjunction with military conflicts and defense activities. During times of war and other major conflicts, we and the third parties on which we rely may be vulnerable to a heightened risk of these attacks, including retaliatory cyber-attacks, that could materially disrupt our systems, operations and supply chain. We and the third parties upon which we rely may be subject to a variety of evolving threats, including but not limited to social-engineering attacks (including through deep fakes, which may be increasingly more difficult to identify as fake, and phishing attacks), malicious code (such as viruses and worms), malware (including as a result of advanced persistent threat intrusions), denial-of-service attacks (such as credential stuffing), credential harvesting, personnel misconduct or error, ransomware attacks, supply-chain attacks, software bugs, server malfunctions, software or hardware failures, loss of data or other information technology assets, adware, telecommunications failures, natural disasters (such as earthquakes, fires, floods), war, terrorism, attacks enhanced or facilitated by artificial intelligence, or AI, and other similar threats. Ransomware attacks are becoming increasingly prevalent and severe and can lead to significant interruptions in our operations, loss of data and income, reputational harm and diversions of funds. Extortion payments may alleviate the negative impact of a ransomware attack, but we may be unwilling or unable to make such payments due to, for example, applicable laws or regulations prohibiting such payments. In addition, our updated work from home policies have intensified our dependence on information technology systems and could increase our cybersecurity risk as many of our critical business activities are currently being conducted remotely utilizing network connections, computers and devices outside our premises or network and our increased reliance on personnel working from home, while in transit and in public locations. Future or past business transactions (such as acquisitions or integrations) could expose us to additional cybersecurity risks and vulnerabilities, as our systems could be negatively affected by vulnerabilities present in acquired or integrated entities’ systems and technologies. Furthermore, we may discover security issues that were not found during due diligence of such acquired or integrated entities, and it may be difficult to integrate companies into our information technology environment and security program. Any of the previously identified or similar threats have in the past and may in the future cause a security incident or other interruption that have in the past and may in the future result in unauthorized, unlawful, or accidental acquisition, modification, destruction, loss, alteration, encryption, disclosure of, or access to our sensitive information or our information technology systems, or those of the third parties upon which we rely.
It may be difficult and/or costly to detect, investigate, mitigate, contain, and remediate a security incident. Our efforts to do so may not be successful. Actions taken by us or the third parties with whom we work to detect, investigate, mitigate, contain, and remediate a security incident could result in outages, data losses, and disruptions of our business. Threat actors may also gain access to other networks and systems after a compromise of our networks and systems. For example, threat actors may use an initial compromise of one part of our environment to gain access to other parts of our environment, or leverage a compromise of our networks or systems to gain access to the networks or systems of third parties with whom we work, such as through phishing or supply chain attacks.
While we have implemented security measures designed to protect against security incidents, there can be no assurance that these measures will be effective. We have not always been able in the past and may be unable in the future to detect vulnerabilities in our information technology systems. We take steps designed to detect, mitigate and remediate vulnerabilities in our information security systems (such as our hardware and/or software, including that of third parties upon which we rely), but we may not be able to detect, mitigate and remediate all such vulnerabilities on a timely basis. For example, in April 2018, we announced a security incident involving the compromise of a senior executive’s company email account. Our investigation of the incident did not reveal any evidence that our systems were otherwise compromised in connection with the incident or that personal data about patients or other individuals besides the executive were accessed or disclosed. However, proprietary, confidential and other sensitive information of ours and that of other entities was accessed and may have been compromised as a result of the incident. Unforeseen developments related to this incident could occur, which could have a further adverse impact on us. Any litigation or regulatory review or investigation arising from this incident could result in significant legal exposure to us. A security incident or other interruption could also result in a material disruption of our development programs and our business operations. For example, the loss of clinical trial data from completed or future clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data.
While we have no reason to believe we have experienced any recent security incidents, attackers have become very sophisticated in the way they conceal access to systems, and many companies that have been attacked are not aware that they have been attacked. Any delay in the discovery of an attack may result in increased expense and may harm our reputation. Any security incident or interruption that we, or a third-party upon which we rely, experience or are perceived to have experienced could lead to material adverse consequences, including government enforcement actions (for example, investigations, fines, penalties, audits and inspections), additional reporting requirements and/or oversight, restrictions on processing sensitive data (including personal data), litigation (including class claims), indemnification obligations, negative publicity, harm to our reputation, monetary fund diversions, diversion of management attention, interruptions in our operations (including availability of data) and financial loss, and other similar harms. Certain data privacy and security obligations have required us to implement and maintain specific security measures or industry-standard or reasonable security measures to protect our information technology systems and sensitive information. Applicable data privacy and security obligations may require us, or we may voluntarily choose, to notify relevant stakeholders, including affected individuals, customers, regulators and investors, of security incidents. Such disclosures are costly, and the disclosures or the failure to comply with such requirements could lead to adverse consequences. In addition, failure to maintain effective internal accounting controls related to security breaches and cybersecurity in general could impact our ability to produce timely and accurate financial statements and subject us to regulatory scrutiny. We may expend significant resources or modify our business activities (including our clinical trial activities) in an effort to protect against security incidents or other interruptions. Despite our efforts, there can be no assurance that these vulnerability mitigation measures will be effective. Further, we may experience delays in developing and deploying remedial measures designed to address any such identified vulnerabilities. Vulnerabilities could be exploited and result in a security incident. Our contracts may not contain limitations of liability, and even where they do, there can be no assurance that limitations of liability in our contracts are sufficient to protect us from liabilities, damages or claims related to our data privacy and security obligations. While we may be entitled to damages if our third-party partners fail to satisfy their privacy or data security-related obligations to us, any award may be insufficient to cover our damages, or we may be unable to recover such award. Additionally, we cannot be sure that our insurance coverage, if any, will be adequate or sufficient to protect us from or mitigate liabilities arising out of our privacy and security practices, that such coverage will continue to be available on commercially reasonable terms, or at all, or that such coverage will pay future claims.
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
•natural disasters, political and economic instability, including wars, terrorism and political unrest, including the conflicts in the Middle East, and conflict between Russia and Ukraine, outbreak of health epidemics and the resulting global economic and social impacts;
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

There currently is a shortage of skilled individuals with substantial experience discovering, developing and manufacturing genomic medicines, which is likely to continue. As a result, competition for these individuals is intense and the turnover rate can be high. We have experienced, and may continue to experience, difficulty hiring, integrating and retaining employees with these skills on acceptable terms given the uncertainty regarding our ability to obtain sufficient additional funding and to continue to operate as a going concern as well as the competition among numerous biopharmaceutical companies and academic institutions for individuals with these skills. In this regard, as a result of the April 2023 and November 2023 Restructurings, approximately 272 roles at our Company were eliminated, and as a result of the France Restructuring, 93 roles were eliminated. Accordingly, we have been and are operating with a shortage of resources and may not be able to effectively conduct our operations with our substantially reduced number of employees. In addition, our history of implementing significant workforce reductions, along with the potential for future workforce reductions, may negatively affect our ability to retain or attract talented employees. Moreover, any negative or unexpected results in our preclinical studies or clinical trials or applications for marketing approval would make it more challenging to hire and retain qualified skilled employees. If we do not obtain sufficient additional funding in the very near term so that we can continue to operate as a going concern and develop our product candidates, the progress of our research, development, manufacturing and regulatory efforts will be halted, and we will be required to cease operations.
We are dependent on certain key members of our executive team and certain of our scientific, clinical development and manufacturing personnel, the loss of whose services may impede the progress of our research, development and regulatory efforts. For example, in 2025, our former Senior Vice President and Chief Financial Officer, and in 2024, our former Senior Vice President and Chief People Officer, our former Chief Medical Officer and our former Vice President, Head of Research resigned from their positions. In connection with our restructurings, the employment of each of our former Executive Vice President, Technical Operations, Executive Vice President, Chief Operating Officer, and Senior Vice President, Chief Scientific Officer, was terminated. We could experience resignations of other executives and employees in the future given the uncertainty regarding our ability to obtain sufficient additional funding and to continue to operate as a going concern as well as the intensity of the competition for talent in the biotechnology industry, particularly in the San Francisco Bay Area. Additional resignations or workforce reductions could result in more significant disruptions and threats to our stability and potential growth. While we have entered into employment agreements with each of our executive officers, any of them could leave our employment at any time, as all of our employees are “at will” employees. We do not have “key person” insurance on any of our employees.
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
We currently do not meet, and do not expect to regain compliance with, the listing standards of the Nasdaq Capital Market, or Nasdaq, prior to the April 27, 2026 compliance deadline. If we do not regain compliance prior to the April 27, 2026 compliance deadline, our common stock will be delisted from Nasdaq. Delisting from Nasdaq could adversely affect the liquidity of our common stock and the market price of our common stock could decrease, and our ability to obtain sufficient additional capital to fund our operations and to continue to operate as a going concern would be substantially impaired.
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
We do not expect to regain compliance with the Minimum Bid Price Requirement prior to April 27, 2026. If we do not regain compliance with the Minimum Bid Price Requirement prior to April 27, 2026, we expect that Nasdaq will provide written notification to us that our common stock will be delisted from Nasdaq. At that time, we may appeal the delisting determination to a hearings panel pursuant to the procedures set forth in the applicable Nasdaq listing rules. However, there can be no assurance that, if we appeal the delisting determination by Nasdaq to the hearings panel, that such appeal would be successful. There can be no assurance that we will regain compliance with the Minimum Bid Price Requirement prior to April 27, 2026 or maintain compliance with any other Nasdaq listing requirement.
While a reverse stock split could ultimately allow us to meet the Minimum Bid Price Requirement, we are at this time unable to implement a reverse stock split within the time required to regain compliance with the Minimum Bid Price Requirement prior to the April 27, 2026 deadline. In addition, we cannot assure you that a reverse stock split would be approved by our stockholders or that any reverse stock split, if implemented, would be sufficient to enable us to maintain or regain our Nasdaq listing. Additionally, if a reverse stock split is implemented, there can be no assurance that the market price per new share of our common stock following the reverse stock split would remain unchanged or would increase in proportion to the reduction in the number of shares of our common stock outstanding before the reverse stock split. The liquidity of the shares of our common stock could be affected adversely by any reverse stock split given the reduced number of shares of our common stock that will be outstanding following such reverse stock split. Furthermore, following any reverse stock split, the resulting market price of our common stock might not attract new investors and may not satisfy the investing requirements of those investors.
In the event that our common stock is delisted from Nasdaq as a result of our failure to regain compliance with the Minimum Bid Price Requirement, as a result of the panel not granting us a favorable decision or due to our failure to continue to comply with any other requirement for continued listing on Nasdaq, we expect to seek transfer to an over-the-counter trading market such as the OTCQB Venture Market or an electronic bulletin board established for unlisted securities, but there can be no assurance that our common stock will be approved for trading on such alternative exchange or market. Even if we are approved for trading on an alternative exchange or market, the liquidity of our common stock would be adversely affected, the market price of our common stock could decrease, our ability to obtain sufficient additional capital to fund our operations and to continue to operate as a going concern would be substantially impaired and transactions in our common stock could lose federal preemption of state securities laws. Furthermore, there could also be a further reduction in our coverage by securities analysts and the news media and broker-dealers may be deterred from making a market in or otherwise seeking or generating interest in our common stock, which could cause the price of our common stock to decline further. Moreover, delisting may also negatively affect our collaborators’, vendors’, suppliers’ and employees’ confidence in us and employee morale.
Actual or potential sales of significant amounts of shares of our common stock into the market could cause the market price of our common stock to fall or prevent it from increasing for numerous reasons.
Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. Our outstanding shares of common stock generally may be freely sold in the public market at any time to the extent permitted by Rules 144 and 701 under the Securities Act of 1933, as amended, or the Securities Act, or to the extent the issuance of such shares has already been registered under the Securities Act and are held by non-affiliates of ours. We have also filed registration statements registering the shares of common stock that we may issue under our equity compensation plans. Such shares can be freely sold in the public market upon issuance, subject to volume limitations and black-out periods applicable to affiliates. Additionally, we are party to a sales agreement with Jefferies LLC which permits us from time to time at our discretion to sell up to $325.0 million of shares of our common stock in the public markets at prevailing market prices. Approximately $133.3 million remained available under the sales agreement as of December 31, 2025.
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
Our Interim Chief Financial Officer is responsible for hiring appropriate personnel, helping to integrate cybersecurity risk considerations into our overall risk management strategy, and communicating key priorities to relevant personnel. Our Associate Director of IT is responsible for helping prepare for cybersecurity incidents, approving cybersecurity processes, and reviewing security assessments and other security-related reports. Our Interim Chief Financial Officer is also responsible for approving budgets related to the foregoing.
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
ITEM 2 – PROPERTIES
Our corporate headquarters occupies approximately 59,485 square feet of research and office space, pursuant to a lease that expires in August 2031, and we occupy approximately 7,700 square feet of office space, pursuant to a lease that expires in August 2026, in Richmond, California. We also lease approximately 103,089 square feet of office space and a research and development laboratory facility in Brisbane, California, pursuant to a lease that expires in May 2029. We believe that our facilities are currently adequate to meet our needs.
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
Holders
As of March 25, 2026, there were 49 holders of record of our common stock. This number does not include “street name,” or beneficial holders, whose shares are held of record by banks, brokers, financial institutions and other nominees.
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
ITEM 7 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The discussion in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contains trend analysis, estimates and other forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. These forward-looking statements include, without limitation, statements containing the words “anticipates,” “believes,” “continues,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “seeks,” “should,” “will,” and other words of similar import or the negative of those terms or expressions. Such forward-looking statements are subject to known and unknown risks, uncertainties, estimates and other factors that may cause our actual results, performance or achievements, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Actual results could differ materially from those set forth in such forward-looking statements as a result of, but not limited to, the “Risk Factors” described in Part I, Item 1A of this Annual Report on Form 10-K. You should read the following discussion and analysis along with the Consolidated Financial Statements and accompanying notes included elsewhere in this report.
In addition, the “Results of Operations” section of this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” generally discusses 2025 and 2024 items and year-to-year comparisons between 2025 and 2024.
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
Corporate Updates
Underwritten Offering
In February 2026, we issued and sold in an underwritten offering an aggregate of 35.2 million shares of our common stock and pre-funded warrants to purchase up to an aggregate of 17.8 million shares of common stock, together with accompanying warrants to purchase up to an aggregate of 53.0 million shares of common stock, or the February 2026 Offering.

The net proceeds from the February 2026 Offering were approximately $23.1 million, after deducting underwriting discounts and other offering costs. We are using the proceeds from this offering for working capital and general corporate purposes.
Financial Position – Going Concern
Based on our current operating plan, we estimate that our cash and cash equivalents as of December 31, 2025, together with net proceeds of approximately $23.1 million from the February 2026 Offering, a $4.6 million research tax credit received from the French government in February 2026, and $3.7 million generated through our at-the-market offering program since December 31, 2025, will be sufficient to meet our liquidity requirements only into the third quarter of 2026. This estimate regarding our cash resources is based on assumptions that are inherently uncertain, and actual results could differ materially from those estimates. In this regard, we could use our available capital resources sooner than we currently expect and changing circumstances, some of which may be beyond our control, could cause us to consume capital significantly faster than we currently anticipate. Although we believe our cash and cash equivalents could fund our planned operations into the third quarter of 2026, unless we secure substantial upfront funding through a significant partnership or other transaction for our programs in the very near term, we expect that we will need to significantly scale back our operations and focus substantially all of our efforts on pursuing strategic alternatives to maximize the value of our assets for our stockholders and creditors. In particular, at any time we may determine that it is in the best interest of our stockholders and creditors to cease operations entirely, liquidate all or a portion of our assets, and/or seek protection under the U.S. Bankruptcy Code in the very near term. We have explored, and will continue to explore, whether filing for bankruptcy protection is in the best interest of Sangamo and our stakeholders and the most advantageous time for such filing in order to preserve sufficient resources to undertake an appropriate bankruptcy process.
Our history of significant losses, negative cash flows from operations, negative working capital, limited liquidity resources currently on hand and dependence on our ability to obtain additional financing to fund our operations have resulted in management’s assessment that there is substantial doubt about our ability to continue as a going concern for at least the next 12 months from the date the financial statements included in this Annual Report are issued. Our ability to continue to operate as a going concern is dependent upon our ability to raise substantial additional capital to fund our operations and support our research and development endeavors, including to progress our preclinical and clinical programs as described in this Annual Report. We need substantial additional capital in order to continue to operate as a going concern and fund our operations. We have been actively seeking, and will continue to actively seek, substantial additional capital, including through additional strategic collaborations and other direct investments in our programs, public or private equity or debt financing, and other sources. The substantial additional capital needed to support our operations and to continue to operate as a going concern may not be available on acceptable terms or at all. In particular, the perception of our ability to continue to operate as a going concern has made and will continue to make it more difficult to obtain financing for the continuation of our operations, particularly in light of currently challenging macroeconomic and market conditions. Moreover, we currently are not in compliance with the listing standards of Nasdaq, and we do not expect to regain compliance by the April 27, 2026 deadline. If we are unable to regain compliance prior to the April 27, 2026 compliance deadline, our common stock will be delisted from Nasdaq, which would substantially impair our ability to access the capital markets and raise additional funds. See “Risk Factors—We currently do not meet, and do not expect to regain compliance with, the listing standards of the Nasdaq Capital Market, or Nasdaq, prior to the April 27, 2026 compliance deadline. If we do not regain compliance prior to the April 27, 2026 compliance deadline, our common stock will be delisted from Nasdaq. Delisting from Nasdaq could adversely affect the liquidity of our common stock and the market price of our common stock could decrease, and our ability to obtain sufficient additional capital to fund our operations and to continue to operate as a going concern would be substantially impaired.” Further, we have been and may continue to be unable to attract new investments as a result of the speculative nature of our newly reprioritized core neurology preclinical programs and the absence of partners to progress our more advanced clinical-stage programs. In this regard, our ability to fund our current operations and to advance the development of our technologies and product candidates and to extend our cash resources beyond the second quarter of 2026 will remain wholly dependent on our ability to secure collaborations or other transactions for our more advanced clinical-stage programs that provide significant upfront funding in the very near term. If we are not able to execute such collaborations or transactions for these more advanced clinical-stage programs, we will not be able to secure sufficient capital to continue to operate as a going concern and to advance the development of our technologies and product candidates. In particular, despite an extensive, long-term process to secure a commercialization partner for our Fabry disease program, we are currently only in the early stages of discussions with potential counterparties. There can be no assurance that such current or potential future discussions will meaningfully advance at all or ultimately result in transactions that provide us with the substantial capital we need, and if we are unable to execute one or more such transactions for our more advanced clinical-stage programs in the very near term, particularly our Fabry disease program, we will be unable to secure the substantial additional capital needed to support our operations and to continue to operate as a going concern. If adequate funds are not available to us in the very near term, we will be required to take significant additional actions to address our liquidity needs, including substantial additional cost reduction measures such as further reducing operating expenses and further delaying, reducing the scope of, altering or discontinuing entirely our research and development activities. In this regard, we have periodically, including recently, reduced our headcount, and we are actively considering a variety of additional significant cost-cutting measures designed to preserve our cash resources and the value of our assets including, among others, further reductions in our workforce. Moreover, in light of our current financial position, we have deferred many investments in our programs until adequate capital becomes available. Accordingly, we do not expect significant progress with respect to any of our programs unless and until substantial additional funding is obtained. If we are unable to consummate one or more transactions to provide for, or enable, the substantial additional funding needed to operate our business in the very near term, our business and prospects would be materially and adversely affected, and at any time we may elect to or may be required to cease operations entirely, liquidate all or a portion of our assets, and/or seek protection under the U.S. Bankruptcy Code in the very near term, and you may lose all or part of your investment. See “—Liquidity and Capital Resources.”
Core Preclinical Neurology Programs and Technology
Chronic Neuropathic Pain – ST-503
•Since our last update in November 2025, six clinical sites are now active for the Phase 1/2 STAND study evaluating ST-503, an investigational epigenetic regulator for the treatment of intractable pain due to small fiber neuropathy, or SFN, a type of chronic neuropathic pain.
•In December 2025, the FDA granted Fast Track Designation to ST-503. Fast Track Designation aims to facilitate the development and expedite the review of new therapeutics that are intended to treat serious or life-threatening conditions and that demonstrate the potential to address unmet medical needs. Companies granted this designation are given the opportunity for more frequent interactions with the FDA. These clinical programs may also be eligible to apply for Accelerated Approval and Priority Review if relevant criteria are met.
•In March 2026, a manuscript was published in Science Translational Medicine detailing the preclinical safety and pharmacology of ST-503 in human neurons, mice and nonhuman primates.
Prion Disease – ST-506
•Clinical Trial Application, or CTA, enabling activities have commenced for ST-506, an investigational epigenetic regulator for the treatment of prion disease, leveraging STAC-BBB, our novel proprietary neurotropic adeno-associated virus, or AAV, capsid.
•Since the last update in November 2025, the Good Laboratory Practice, or GLP, toxicology study has been completed and analysis is ongoing.
Clinical Programs
Fabry Disease
•On February 3, 2026, we announced the presentation of clinical data from our registrational Phase 1/2 STAAR study evaluating isaralgagene civaparvovec, or ST-920, a wholly owned gene therapy product candidate for the treatment of Fabry disease, in four clinical and nonclinical platform and poster presentations at the 22nd Annual WORLDSymposiumTM that took place in San Diego, CA, February 2-6, 2026. The data showed that as of the April 10, 2025 data cutoff date, the totality of data demonstrates the potential of isaralgagene civaparvovec as a one-time, well-tolerated and durable gene therapy treatment option for Fabry disease to provide meaningful, multi-organ clinical benefits that could fundamentally shift the Fabry treatment paradigm. A positive mean annualized estimated glomerular filtration rate, or eGFR, slope of 1.965 mL/min/1.73m2/year (95% confidence interval, or CI: -0.153, 4.083) at 52-weeks was observed across all 32 dosed patients, indicating an improvement in renal function. Furthermore, a mean annualized eGFR slope of 1.747 mL/min/1.73m2/year (95% CI: -0.106, 3.601) was observed for the 19 patients who had achieved 104-weeks of follow-up. Stable cardiac function was observed over one year, including consistent cardiac structural stability across clinical and demographic subgroups. Durability of effect was demonstrated with elevated expression of alpha-galactosidase A, or α-Gal A, activity maintained for up to 4.5 years for the longest treated patient, alongside statistically significant Quality of Life improvements and other clinical benefits. Isaralgagene civaparvovec demonstrated a favorable safety and tolerability profile in the study, without the requirement for preconditioning.
•The Phase 1/2 STAAR study of isaralgagene civaparvovec is complete, and all 32 patients with 52 weeks follow-up have successfully rolled into the long-term follow-up study. We believe that the U.S. Food and Drug Administration, or FDA, has provided a clear regulatory pathway for isaralgagene civaparvovec, agreeing that data from the ongoing Phase 1/2 STAAR study can serve as the primary basis for approval under the Accelerated Approval Program, using mean annualized eGFR slope at 52 weeks as an intermediate clinical endpoint. In October 2025, we held a meeting with the FDA to discuss the proposed efficacy and safety data package for isaralgagene civaparvovec where, in the meeting minutes, among other things, the FDA reiterated its October 2024 agreement to use eGFR slope as an endpoint to support an accelerated approval pathway.
•In December 2025, we initiated a rolling submission of a Biologics License Application, or BLA, to the FDA seeking approval of isaralgagene civaparvovec under an Accelerated Approval pathway. We have submitted the preclinical and clinical modules to the FDA for review. In addition, the antibody assay companion diagnostic, which is designed to screen patients for eligibility with isaralgagene civaparvovec, has been submitted to, and accepted by, the FDA’s Center for Devices and Radiological Health, or CDRH, seeking Premarket Approval, or PMA.
•We continue to develop the Chemistry, Manufacturing and Controls, or CMC, module, ahead of completion of the rolling BLA submission for isaralgagene civaparvovec, currently expected to occur as early as the summer of 2026 subject to our ability to secure adequate additional funding, while we continue early stage business development discussions for a potential Fabry commercialization agreement.
Certain Components of Results of Operations
Our revenues have consisted primarily of revenues from collaboration agreements, including upfront license fees, reimbursements for research services, and milestone achievements, and research grant funding. In 2025, we entered into license agreements for STAC-BBB with Genentech Inc., a member of the Roche Group, or Genentech, and Astellas Gene Therapies, Inc., or Astellas, and in April 2025, we entered into a license agreement for STAC-BBB with Eli Lilly and Company, or Lilly. Under these license agreements, we earned upfront license fees and are eligible to earn potential future payments for additional license targets or upon successful achievement of certain development and/or commercial milestones. We expect revenues to continue to fluctuate from period to period and there can be no assurance that our collaborations or partner reimbursements will continue beyond their initial terms or that we are able to meet the milestones specified in these agreements, or that we will be able to secure additional collaborations. For additional information concerning the terms of our ongoing collaboration agreements, see Note 4 – Major Customers, Partnerships and Strategic Alliances in the accompanying Notes to the Consolidated Financial Statements included in Part II, Item 8, “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K. We have historically incurred net losses since inception and expect to incur losses for at least the next several years as we continue our research and development activities. To date, we have funded our operations primarily through the issuance of equity securities and revenues from collaborations and research grants.
Subject to our ability to secure adequate additional funding to continue to operate as a going concern and progress our programs, we expect research and development expenses to increase in the near-term due to Fabry disease program BLA readiness activities and we expect to continue to devote substantial resources to research and development in the future and expect research and development expenses to increase in the next several years if we are successful in raising substantial additional capital and advancing our product candidates from research stage through clinical trials.
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
Valuation of Long-lived Assets
We evaluate the carrying value of long-lived assets, which include property and equipment, leasehold improvements and right-of-use assets, for impairment whenever events or changes in circumstances indicate that the carrying amounts of the asset may not be fully recoverable. If a change in circumstance occurs that indicates long-lived assets may be impaired, we perform a test of recoverability by comparing the carrying value of the asset or asset group to its undiscounted expected future cash flows. The long-lived asset evaluation is performed at the asset group level, i.e., the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. We reassess the composition of our asset groups whenever there are changes in their operations that affect whether the cash flows associated with assets included in asset groups are largely independent. If the impairment review indicates that the carrying amount of an asset group is not recoverable, an impairment loss is measured as the amount by which the carrying amount of an asset group exceeds its fair value. Any impairment loss is allocated to the long-lived assets of the group on a pro rata basis using the relative carrying amounts of those assets, except that the carrying amount of an individual asset shall not be reduced below its fair value.
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
For a further description of our valuation of long-lived assets, see Note 1 – Organization, Basis of Presentation and Summary of Significant Accounting Policies and Note 5 – Impairment of Long-lived Assets and Write-Down of Assets Held For Sale in the accompanying Notes to the Consolidated Financial Statements included in Part II, Item 8, “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.
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

Results of Operations
Years Ended December 31, 2025 and 2024
Revenues

	Year Ended December 31,
	(in thousands, except percentage values)
	2025	2024	Change	%
Revenues	$39,552	$57,800	$(18,248)	(32)%
Revenues in 2025 primarily consisted of revenues from the collaboration agreements with Lilly, Astellas and Pfizer, Inc., or Pfizer, and royalties from our license agreements with Sigma-Aldrich Corporation, or Sigma, and Open Monoclonal Technology, Inc. (now Ligand Pharmaceuticals Incorporated), or Ligand. We anticipate revenues in the future will be derived primarily from our license agreements. In December 2024, Pfizer notified us of its termination for convenience of the collaboration agreement effective April 21, 2025, and we are not entitled to receive any further milestone payments or royalties from Pfizer.
The decrease of $18.2 million in revenues in 2025 compared to 2024 was primarily attributable to a decrease of $49.9 million in revenue relating to our collaboration agreement with Genentech. This decrease was offset by $18.4 million in revenue relating to our capsid license agreement with Lilly, $6.0 million in revenue relating to Pfizer’s exercise of its option to obtain a license pursuant to the terms of the 2008 licensing agreement for certain zinc finger modified cell lines, $5.0 million in revenue relating to our collaboration agreement with Pfizer upon transfer of a specified sublicense, an increase of $1.4 million in revenue relating to our license agreement with Sigma, and an increase of $1.0 million in revenue relating to our collaboration agreement with Astellas.
Operating Expenses

	Year Ended December 31,
	(in thousands, except percentage values)
	2025	2024	Change	%
Operating expenses:
Research and development	$112,670	$111,521	$1,149	1%
General and administrative	34,886	44,727	(9,841)	(22)%
Impairment of long-lived assets	13,235	5,521	7,714	140%
Total operating expenses	$160,791	$161,769	$(978)	(1)%
Research and Development Expenses
Research and development expenses consisted primarily of compensation related expenses, including restructuring charges and stock-based compensation, laboratory supplies, preclinical and clinical studies, manufacturing clinical supply, contracted research and development, and allocated facilities and information technology expenses.
The increase of $1.1 million in research and development expenses in 2025 compared to 2024 was attributable to an increase of $19.2 million in clinical and manufacturing expenses, primarily due to BLA readiness activities for our Fabry disease program which was partially offset by a decrease due to wind-down of certain non-neurology programs, and $3.2 million due to a decrease in reimbursements of certain research and development expenses by a collaboration partner. These increases were partially offset by lower compensation and other personnel costs of $14.6 million due to changes in variable compensation and lower headcount, lower facilities, infrastructure related expenses and allocated overhead costs of $4.5 million, and lower licensing and patent related expenses of $2.1 million. Stock-based compensation expense included in research and development expenses was $4.2 million and $5.7 million for the years ended December 31, 2025 and 2024, respectively.
The table below shows research and development expenses related to our clinical, preclinical and other research and development programs. As shown in the table below, expenses related to the Fabry disease program increased by $39.9 million in 2025 as compared to 2024, primarily driven by BLA readiness activities and the commencement of the rolling BLA submission in December 2025. Chronic neuropathic pain clinical program expenses decreased by $9.1 million in 2025 as compared to 2024, primarily because the program has advanced from preclinical activities and patient enrollment and recruitment activities have commenced. Expenses related to preclinical and early research programs decreased by $19.5 million and other research and development programs decreased by $10.1 million in 2025 as compared to 2024, primarily driven by deferral and reprioritization of certain programs.

	Year Ended December 31,
	(in thousands)
Programs	2025	2024
Fabry disease program	$67,591	$27,725
Chronic neuropathic pain clinical program	10,148	19,295
Wholly owned preclinical programs and early research activities	29,455	48,960
Other research and development programs	5,476	15,541
Total research and development expenses	$112,670	$111,521
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
General and Administrative Expenses
General and administrative expenses consist primarily of compensation-related expenses including restructuring charges and stock-based compensation for executive, legal, finance and administrative personnel, professional fees, allocated facilities and information technology expenses, and other general corporate expenses.
The decrease of $9.8 million in general and administrative expenses in 2025 compared to 2024 was primarily attributable to lower compensation and other personnel costs of $8.4 million due to changes in variable compensation and lower headcount, lower external professional services expenses of $2.1 million, and lower facilities and infrastructure related expenses of $1.2 million. These decreases were partially offset by an increase of $2.0 million in allocated overhead costs. Stock-based compensation expense included in general and administrative expenses was $4.9 million and $6.7 million for the years ended December 31, 2025 and 2024, respectively.
Impairment
During the year ended December 31, 2025, we recognized impairment charges of $13.2 million on the right-of-use asset and related leasehold improvements at our facility in Brisbane, California. In 2025, based on current and forecasted real estate market conditions, we identified impairment indicators for this asset group and concluded that the carrying value of the asset group was not recoverable. For more information see Note 5 – Impairment of Long-lived Assets and Write-Down of Assets Held For Sale in the accompanying Notes to the Consolidated Financial Statements included in Part II, Item 8, “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

During the year ended December 31, 2024, we recognized impairment charges of $5.5 million. In 2024, our Board of Directors approved the wind-down of research and development activities in France and a corresponding reduction in workforce, including closure of our cell therapy manufacturing facility and research labs in Valbonne, France, or the France Restructuring. Additionally, we initiated actions to commence the closure of our facility in Brisbane, California, and we faced a sustained decline in our stock price and related market capitalization. There was also a decline in the market rates for facility subleases, indicating the carrying values of right-of-use and leasehold improvement assets could be impaired. As a result of these factors, we concluded certain long-lived assets, primarily comprising right-of-use assets, related leasehold improvements, and certain manufacturing and laboratory equipment, were impaired. For more information see Note 5 – Impairment of Long-lived Assets and Write-Down of Assets Held For Sale in the accompanying Notes to the Consolidated Financial Statements included in Part II, Item 8, “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.
Other (expense) income, net
The decrease of $7.9 million in 2025 compared to 2024 was primarily attributable to a decrease of $5.3 million related to fluctuations in foreign currency exchange rates, and a decrease of $2.5 million in research income tax credits.
Income tax benefit
The income tax benefit was $0.6 million and $0.2 million for the years ended December 31, 2025 and 2024, respectively. The income tax benefits for the years ended December 31, 2025 and 2024 were primarily driven by the reversal of the Company’s United Kingdom subsidiary’s long-term payable as a result of the statute of limitations lapsing and foreign income taxes.
On July 4, 2025, the current administration signed the One Big Beautiful Bill Act, or OBBBA, which includes comprehensive U.S. corporate tax legislation. The legislation includes the modification and permanent extension of prior tax law under the 2017 Tax Cuts and Jobs Act and the introduction of new provisions such as permanently reinstating the immediate deduction of domestic specified research and experimental expenditures, permanent changes in the limitations for deducting business interest expense, and permanently restoring bonus depreciation allowances. Due to our valuation allowance on deferred tax assets, this tax law change did not result in a material impact to our consolidated financial statements.
Beginning in 2022, the 2017 Tax Cuts and Jobs Act amended Section 174 to eliminate current-year deductibility of research and experimentation, or R&E, expenditures and software development costs, collectively, R&E expenditures, and instead require taxpayers to charge their R&E expenditures to a capital account amortized over five years (15 years for expenditures attributable R&E activity performed outside the United States). Following the enactment of the OBBBA, we are no longer capitalizing domestic research and experimental expenditures as of December 31, 2025. We generated a deferred tax asset for capitalized R&E expenditures for the years ended December 31, 2025 and 2024, which is fully offset with a valuation allowance.
As of December 31, 2025, we had net operating loss carryforwards for federal and state income tax purposes of approximately $980.4 million and $470.3 million, respectively. The federal net operating loss generated before 2018 will begin to expire in 2026 and will keep expiring through 2037, if not utilized. Federal net operating loss generated from 2018 will carry forward indefinitely. If not utilized, the state net operating loss carryforwards will begin to expire in 2029. Our French net operating loss carryforward balance is $129.3 million, which carries over indefinitely. We also have federal and state research tax credit carryforwards of $53.2 million and $35.2 million, respectively. The federal research credits will begin to expire in 2026 and will keep expiring through 2045, while the state research credits have no expiration date. Utilization of our net operating loss carryforwards and research tax credit carryforwards may be subject to substantial annual limitations due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. The annual limitation could result in the expiration of the net operating loss carryforwards and research tax credit carryforwards before use. Due to the carryforwards related to the net operating losses and research and development tax credits, we do not expect to pay any U.S. federal taxes related to income in the near future.
Liquidity and Capital Resources
Liquidity
Since inception, we have incurred significant net losses, and we have funded our operations primarily through the issuance of equity securities, payments from corporate collaborators and strategic partners and research grants.
As of December 31, 2025, we had cash and cash equivalents of $20.9 million compared to $41.9 million as of December 31, 2024. Our most significant use of capital during the year was for external research and development expenses, such as manufacturing, clinical trials, regulatory and preclinical activity related to our therapeutic programs, and employee compensation.

We are party to an Open Market Sale Agreement℠, as amended, or the sales agreement, with Jefferies LLC, providing for the sale of up to $325.0 million of our common stock from time to time in “at-the-market” offerings under an existing shelf registration statement. Approximately $133.3 million remained available under the sales agreement as of December 31, 2025. We sold 84.7 million and 3.6 million shares of our common stock under the sales agreement for net proceeds of $52.2 million and $7.1 million, respectively, during the years ended December 31, 2025 and 2024. Additionally, in May 2025, we issued 12.2 million shares of common stock, pre‑funded warrants to purchase 34.4 million shares of common stock and accompanying warrants to purchase an aggregate of 46.6 million shares of common stock and accompanying warrant of $0.50 per share (or $0.49 per pre-funded warrant and accompanying warrant), for total net proceeds of approximately $21.1 million, after deducting underwriting discounts and commissions and other offering costs. Additionally, in March 2024, we issued 24.8 million shares of common stock, pre‑funded warrants to purchase 3.8 million shares of common stock and accompanying warrants to purchase an aggregate of 28.6 million shares of common stock at a price per share of common stock and accompanying warrant of $0.84 per share (or $0.83 per pre-funded warrant and accompanying warrant), for total net proceeds of approximately $21.9 million, after deducting placement agent fees and other offering costs. Subsequent to December 31, 2025, we sold 9.3 million shares of our common stock under the sales agreement for net proceeds of approximately $3.7 million. Additionally, in February 2026, we issued 35.2 million shares of common stock, and pre‑funded warrants to purchase up to an aggregate of 17.8 million shares of common stock, together with accompanying warrants to purchase up to an aggregate of 53.0 million shares of common stock, for net proceeds of approximately $23.1 million, after deducting underwriting discounts and commissions and other offering costs. In connection with this offering, we entered into a warrant amendment, or the Warrant Amendment, pursuant to which we agreed to reduce the exercise price of outstanding common stock warrants issued on March 26, 2024 and held by the investor to purchase 23.8 million shares of common stock from $1.00 to $0.4719 (the “Repriced Warrants”). The Repriced Warrants will become exercisable six months from the closing date of the offering. In connection with the reduction in exercise price, we also agreed to extend the expiration date of the Repriced Warrants to be five and a half years from the closing of the offering.
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
Based on our current operating plan, we estimate that our cash and cash equivalents as of December 31, 2025, together with net proceeds of approximately $23.1 million from the February 2026 Offering, a $4.6 million research tax credit received from the French government in February 2026, and $3.7 million generated through our at-the-market offering program since December 31, 2025, will be sufficient to meet our liquidity requirements only into the third quarter of 2026. This estimate regarding our cash resources is based on assumptions that are inherently uncertain, and actual results could differ materially from those estimates. In this regard, we could use our available capital resources sooner than we currently expect and changing circumstances, some of which may be beyond our control, could cause us to consume capital significantly faster than we currently anticipate. Although we believe our cash and cash equivalents could fund our planned operations into the third quarter of 2026, unless we secure substantial upfront funding through a significant partnership or other transaction for our programs in the very near term, we expect that we will need to significantly scale back our operations at that time and focus substantially all of our efforts on pursuing strategic alternatives to maximize the value of our assets for our stockholders and creditors. In particular, at any time we may determine that it is in the best interest of our stockholders and creditors to cease operations entirely, liquidate all or a portion of our assets, and/or seek protection under the U.S. Bankruptcy Code in the very near term. We have explored, and will continue to explore, whether filing for bankruptcy protection is in the best interest of Sangamo and our stakeholders and the most advantageous time for such filing in order to preserve sufficient resources to undertake an appropriate bankruptcy process.
Our history of significant losses, negative cash flows from operations, negative working capital, limited liquidity resources currently on hand and dependence on our ability to obtain additional financing to fund our operations have resulted in management’s assessment that there is substantial doubt about our ability to continue as a going concern for at least the next 12 months from the date the financial statements included in this Annual Report are issued. Our ability to continue to operate as a going concern is dependent upon our ability to raise substantial additional capital to fund our operations and support our research and development endeavors, including to progress our preclinical and clinical programs as described in this Annual Report. We need substantial additional capital in order to continue to operate as a going concern and fund our operations. We have been actively seeking, and will continue to actively seek, substantial additional capital, including through additional strategic collaborations and other direct investments in our programs, public or private equity or debt financing, and other sources. The substantial additional capital needed to support our operations and to continue to operate as a going concern may not be available in a timely manner on acceptable terms or at all. In particular, the perception of our ability to continue to operate as a going concern has made and will continue to make it more difficult to obtain financing for the continuation of our operations, particularly in light of currently challenging macroeconomic and market conditions. Moreover, we currently are not in compliance with the listing standards of Nasdaq and do not expect to regain compliance prior to the April 27, 2026 compliance deadline. If we are unable to regain compliance prior to the April 27, 2026 compliance deadline, our common stock will be delisted from Nasdaq, which would substantially impair our ability to access the capital markets and raise additional funds. See “Risk Factors—We currently do not meet, and do not expect to regain compliance with, the listing standards of the Nasdaq Capital Market, or Nasdaq, prior to the April 27, 2026 compliance deadline. If we do not regain compliance prior to the April 27, 2026 compliance deadline, our common stock will be delisted from Nasdaq. Delisting could adversely affect the liquidity of our common stock and the market price of our common stock could decrease, and our ability to obtain sufficient additional capital to fund our operations and to continue to operate as a going concern would be substantially impaired.” Further, we have been and may continue to be unable to attract substantial new investments as a result of the speculative nature of our newly reprioritized core neurology preclinical programs and the absence of partners to progress our more advanced clinical-stage programs. In this regard, our ability to fund our current operations and to advance the development of our technologies and product candidates and to extend our cash resources beyond the second quarter of 2026 will remain wholly dependent on our ability to secure collaborations or other transactions for our more advanced clinical-stage programs that provide significant upfront funding in the very near term. If we are not able to secure such collaborations or other transactions for these more advanced clinical-stage programs, we will not be able to secure sufficient capital to continue to operate as a going concern and to advance the development of our technologies and product candidates. In particular, despite an extensive, long-term process to secure a commercialization partner for our Fabry disease program, we are currently only in the early stages of discussions with potential counterparties. There can be no assurance that such current or potential future discussions will meaningfully advance at all or ultimately result in transactions that provide us with the substantial capital we need, and if we are unable to execute one or more such transactions for our more advanced clinical-stage programs in the very near term, particularly our Fabry disease program, we will be unable to secure the substantial additional capital needed to support our operations and to continue to operate as a going concern. If adequate funds are not available to us in the very near term, we will be required to take significant additional actions to address our liquidity needs, including substantial additional cost reduction measures such as further reducing operating expenses and further delaying, reducing the scope of, altering or discontinuing entirely our research and development activities. In this regard, we have periodically, including recently, reduced our headcount, and we are actively considering a variety of significant cost-cutting measures designed to preserve our cash resources and the value of our assets including, among others, further reductions in our workforce. Moreover, in light of our current financial position, we have deferred many investments in our programs until adequate capital becomes available. Accordingly, we do not expect significant progress with respect to any of our programs unless and until substantial additional funding is obtained. If we are unable to consummate one or more transactions to provide for, or enable, the substantial additional funding needed to operate our business in the very near term, our business and prospects would be materially and adversely affected, and at any time we may elect to or may be required to cease operations entirely, liquidate all or a portion of our assets, and/or seek protection under the U.S. Bankruptcy Code in the very near term, and you may lose all or part of your investment.
Moreover, we have historically relied in part on our collaboration partners to provide funding for and otherwise advance our preclinical and clinical programs, however, several of our prior collaborations expired or were terminated in the last several years. While we may identify new collaboration partners who can progress some of the programs that were the subject of these collaborations, as well as our Fabry disease program, our hemophilia A program and our STAC-BBB capsid and modular integrase platforms, we have not yet been, and may never be, successful in doing so in a timely manner, or on acceptable terms or at all, and we may otherwise fail to raise sufficient additional capital in order to progress these and our other programs ourselves, in which case, we will not receive any return on our investments in these programs. In any event, we need substantial additional funding in order to execute on our current operating plan, and our ability to raise such funding and to continue our operations will be substantially impaired if we are not able to secure a commercialization partner for our Fabry disease program in the very near term. If we raise additional capital through public or private equity offerings, including sales pursuant to our at-the-market offering program with Jefferies LLC, the ownership interest of our existing stockholders will be diluted, and such dilution may be substantial given our current stock price decline, and the terms of any new equity securities may have a preference over, and include rights superior to, our common stock. If we raise additional capital through collaborations, strategic alliances or licensing arrangements with third parties, we may need to relinquish certain valuable rights to our product candidates, technologies, future revenue streams or research programs or grant licenses on terms that may not be favorable. If we raise additional capital through debt financing, we may be subject to specified financial covenants or covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or pursuing certain transactions, any of which could restrict our ability to commercialize our product candidates or operate our business.
In addition, as we focus our efforts on proprietary human therapeutics, we will need to seek regulatory approvals of our product candidates from the FDA or other comparable foreign regulatory authorities, a process that could cost in excess of hundreds of millions of dollars per product. We may experience difficulties in accessing the capital markets due to external factors beyond our control, such as volatility in the equity markets for emerging biotechnology companies and general economic and market conditions both in the United States and abroad. In particular, our ability to raise the substantial additional capital we need in order to fund our business may be adversely impacted by global economic conditions and disruptions to and volatility in the credit and financial markets in the United States and worldwide, such as has been experienced recently due in part to, among other things, the ongoing conflicts in the Middle East, conflict between Russia and Ukraine, and geopolitical challenges arising from the imposition of tariffs and escalating trade tensions. We cannot be certain that we will be able to obtain the substantial additional capital that we need to support our operations and to continue to operate as a going concern on terms acceptable to us in a timely manner, or at all.
Cash Flows
Operating activities
Net cash used in operating activities was $97.2 million in 2025, primarily due to:
•a net loss of $122.9 million, adjusted for non-cash long-lived asset impairment charges of $13.2 million, other non-cash expenses related to stock-based compensation of $9.1 million, depreciation and amortization of $4.0 million, and amortization of operating lease right-of-use assets of $3.6 million; and
•an increase in accrued compensation and employee benefits of $3.1 million, an increase in accounts payable and other accrued liabilities of $2.8 million, a decrease in prepaid expenses and other assets of $0.8 million, and a decrease in accounts receivable of $0.2 million. These were partially offset by a decrease in deferred revenues of $6.7 million, a decrease in lease liabilities of $4.0 million, and a decrease in other non-current liabilities of $0.4 million.
Net cash used in operating activities was $67.1 million in 2024, primarily due to:
•a net loss of $97.9 million, adjusted for non-cash long-lived asset impairment charges of $5.5 million, other non-cash expenses related to stock-based compensation of $12.4 million, depreciation and amortization of $5.1 million, amortization of operating lease right-of-use assets of $4.3 million, and other non-cash adjustments of $0.3 million, offset by gain on sale of assets classified as held for sale of $1.0 million, and accretion of discounts and impairment of marketable securities of $0.3 million; and
•a decrease in accounts payable and other accrued liabilities of $14.2 million, a decrease in lease liabilities of $5.6 million, and a decrease in other non-current liabilities of $0.3 million. These were partially offset by an increase in deferred revenues of $13.4 million, an increase in accrued compensation and employee benefits of $5.7 million, a decrease in prepaid expenses and other assets of $4.4 million, a decrease in refundable research income tax credits of $0.6 million, and a decrease in accounts receivable of $0.4 million.
Investing activities
Net cash used in investing activities was not material in 2025.
Net cash provided by investing activities was $37.5 million in 2024, primarily related to sales of marketable securities of $34.7 million, proceeds from sale of assets classified as held for sale of $2.0 million, and maturities of marketable securities of $1.1 million, partially offset by purchases of property and equipment of $0.3 million.
Financing activities
Net cash provided by financing activities was $70.7 million in 2025, primarily related to $52.2 million of proceeds from our at-the-market offering, net of offering expenses of $1.4 million, $21.5 million of proceeds from issuance of common stock, net of offering expenses of $1.9 million, and proceeds from issuance of common stock under our employee stock purchase plan of $0.3 million, partially offset by taxes paid related to net share settlement of equity awards of $3.3 million.
Net cash provided by financing activities was $28.4 million in 2024, primarily related to $21.9 million of proceeds from issuance of common stock, net of offering expenses of $2.1 million, $7.1 million of proceeds from the at-the-market offering, net of offering expenses of $0.4 million, and proceeds from issuance of common stock under employee stock purchase plan of $0.3 million, partially offset by taxes paid related to net share settlement of equity awards of $0.9 million.

Operating Capital and Capital Expenditure Requirements
We anticipate continuing to incur operating losses for at least the next several years and need to raise substantial additional capital in order to continue operating as a going concern. The effects of the current macroeconomic and regulatory environment, including evolving staff and policy changes at the FDA, the current and potential future government shutdowns, the effects of the ongoing conflicts in the Middle East, conflict between Russia and Ukraine, global trade issues and changes in and uncertainties with respect to tariffs and international trade disputes, inflation, climate change, fluctuations in interest rates and other economic uncertainty and volatility, has resulted and may continue to result in significant disruption of global financial markets, which could continue to impair our ability to access substantial additional capital on terms that are acceptable or at all, and in turn could negatively affect our liquidity and our ability to continue to operate as a going concern. Future capital requirements beyond the period into which we expect our existing cash and cash equivalents will be sufficient to fund our planned operations will be substantial, and we otherwise need to raise substantial additional capital to continue to operate as a going concern and to fund the development, manufacturing and potential commercialization of our product candidates (see “–Financial Position–Going Concern” and “–Liquidity and Capital Resources–Liquidity” above).
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
Contractual Obligations
Our contractual obligations as of December 31, 2025 relate primarily to (i) operating leases consisting of base rents for facilities in Brisbane, California and Richmond, California, (ii) purchase obligations related to manufacturing, facilities, and equipment, and (iii) license obligations for ongoing license maintenance fees associated with cancellable in-licensed patent agreements. These agreements, including amendments, are enforceable and legally binding and specify all significant terms, including fixed or minimum services to be used, fixed, minimum or variable price, and the approximate timing of the actions under the contracts. For more information regarding our contractual obligations and commitments as of December 31, 2025, see Note 7 – Commitments and Contingencies in the accompanying Notes to the Consolidated Financial Statements included in Part II, Item 8, “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.
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

ITEM 8 – FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
SANGAMO THERAPEUTICS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Sangamo Therapeutics, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Sangamo Therapeutics, Inc. (the Company) as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive loss, stockholders’ equity (deficit) and cash flows for each of the two years in the period ended December 31, 2025, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.
The Company’s Ability to Continue as a Going Concern
The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations, has a working capital deficiency, and has stated that substantial doubt exists about the Company’s ability to continue as a going concern. Management’s evaluation of the events and conditions and management’s plans regarding these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.
Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
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

Impairment of long-lived assets

Description of the Matter	As discussed in Note 1 of the consolidated financial statements, the Company reviews its long-lived assets, including right-of-use (“RoU”) assets and related leasehold improvements, for impairment, whenever events or changes in circumstances indicate that the carrying value of the assets may not be fully recoverable. When indicators of impairment are present, the Company compares expected future cash flows of the asset group to the carrying value of that asset group. If the expected future cash flows (undiscounted) are less than the carrying value of the assets group, the Company recognizes an impairment loss for the difference between the carrying value of the asset group and its estimated fair value, which is allocated to assets of the group on a pro rata basis using the relative carrying value of those assets, with the carrying value of an individual asset not being reduced below its fair value. During 2025, the Company determined its long-lived assets comprised of two asset groups for its recoverability test. During the year ended December 31, 2025, the Company recorded impairment of $13.2 million, consisting of $10.4 million related to the RoU assets and $2.8 million related to leasehold improvements at the Brisbane facility.

Auditing the Company’s impairment of long-lived assets was complex and required a high degree of auditor judgment when performing procedures due to the significant estimation uncertainty in determining the fair value of long-lived assets. Significant judgments made by management related to valuation of RoU assets included determining the length of time to enter into a sublease, market rental rates and probability of generating cash flows from use of the RoU assets.

How We Addressed the Matter in Our Audit
Our audit procedures included, among others, evaluating the methodology and valuation models used and testing the key inputs and significant assumptions discussed above. We evaluated the significant assumptions described above comparing them to external market data for RoU assets. Our procedures included evaluating the data sources used by management in determining its significant assumptions and included an evaluation of available information that either corroborated or contradicted management’s conclusions.

Accounting for revenue from collaboration agreements

Description of the Matter	The Company recorded $37.1 million in revenue from collaboration agreements for the year ended December 31, 2025. As discussed in Note 1 of the consolidated financial statements, terms of the Company’s collaboration agreements may include a license for the Company’s technology or programs, options to license the Company’s intellectual property that represent material rights and research and development services. Amounts received under such arrangements include nonrefundable upfront payments, milestone and other contingent payments for the achievement of defined collaboration objectives and certain preclinical, clinical, regulatory and sales-based events, as well as royalties on sales of any commercialized products. Revenues are recognized at a point in time, in the case of the license, upon satisfying the relevant performance obligations, or over time, and in the case of research and development services, by estimating the timing of services provided towards satisfaction of the relevant performance obligation.

Auditing the Company’s accounting for revenue from the collaboration agreements was complex and required significant judgments primarily in identifying which elements represent distinct performance obligations, determining the estimated standalone selling price of the identified performance obligations and measurement and allocation of arrangement consideration.

How We Addressed the Matter in Our Audit	Our audit procedures included, among others, evaluating whether the identified performance obligations were properly determined, and the transaction price was properly measured and allocated to the identified performance obligations. To test the measurement of efforts toward satisfying the performance obligation, our audit procedures included, among others, testing of cash receipts, reviewing management’s analysis for accuracy and completeness by agreeing data to the underlying contract, inspecting research or steering committee minutes and testing the method for the recognition of revenue.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 1997.
San Mateo, California
March 30, 2026

SANGAMO THERAPEUTICS, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	December 31,
	2025	2024
ASSETS
Current assets:
Cash and cash equivalents	$20,948	$41,918
Accounts receivable	371	526
Refundable research income tax credits	10,142	4,072
Prepaid expenses and other current assets	4,369	5,175
Total current assets	35,830	51,691
Property and equipment, net	11,042	17,887
Operating lease right-of-use assets	3,064	16,869
Refundable research income tax credits, non-current	8,938	12,809
Other non-current assets	871	879
Restricted cash	—	1,500
Total assets	$59,745	$101,635
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$14,437	$15,485
Accrued compensation and employee benefits	17,721	14,569
Other accrued liabilities	9,409	8,195
Deferred revenues	899	7,556
Total current liabilities	42,466	45,805
Deferred revenues, non-current	5,874	5,874
Long-term portion of lease liabilities	25,093	26,253
Other non-current liabilities	580	933
Total liabilities	74,013	78,865
Commitments and contingencies
Stockholders’ equity (deficit):
Preferred stock, $0.01 par value, 5,000,000 shares authorized, and no shares issued or outstanding	—	—
Common stock, $0.01 par value; 960,000,000 shares authorized; 350,688,142 and 212,837,679 shares issued and outstanding at December 31, 2025 and 2024, respectively	3,507	2,128
Additional paid-in capital	1,610,938	1,532,489
Accumulated deficit	(1,627,249)	(1,504,317)
Accumulated other comprehensive loss	(1,464)	(7,530)
Total stockholders’ equity (deficit)	(14,268)	22,770
Total liabilities and stockholders’ equity (deficit)	$59,745	$101,635
See accompanying Notes to Consolidated Financial Statements.

SANGAMO THERAPEUTICS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Year Ended December 31,
	2025	2024
Revenues	$39,552	$57,800
Operating expenses:
Research and development	112,670	111,521
General and administrative	34,886	44,727
Impairment of long-lived assets	13,235	5,521
Total operating expenses	160,791	161,769
Loss from operations	(121,239)	(103,969)
Interest income	1,302	1,513
Other (expense) income, net	(3,563)	4,348
Loss before income taxes	(123,500)	(98,108)
Income tax benefit	(568)	(167)
Net loss	$(122,932)	$(97,941)
Basic and diluted net loss per share	$(0.44)	$(0.49)
Shares used in computing basic and diluted net loss per share	280,193	201,699
See accompanying Notes to Consolidated Financial Statements.

SANGAMO THERAPEUTICS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)

	Year Ended December 31,
	2025	2024
Net loss	$(122,932)	$(97,941)
Foreign currency translation adjustment	5,975	(2,943)
Net pension gains	91	241
Unrealized loss on marketable securities, net of tax	—	(233)
Comprehensive loss	$(116,866)	$(100,876)
See accompanying Notes to Consolidated Financial Statements.

SANGAMO THERAPEUTICS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(in thousands, except share amounts)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity (Deficit)
	Shares	Amount
Balances at December 31, 2023	178,133,548	$1,781	$1,492,077	$(1,406,376)	$(4,595)	$82,887
Issuance of common stock, net of offering expenses	24,761,905	248	21,540	—	—	21,788
Issuance of common stock upon exercise of pre-funded warrants	3,809,523	38	33	—	—	71
Issuance of common stock in at-the-market offering, net of offering expenses	3,638,740	36	7,096	—	—	7,132
Issuance of common stock upon exercise of stock options and vesting of restricted stock units, net of tax	1,746,271	17	(921)	—	—	(904)
Issuance of common stock under employee stock purchase plan	747,692	8	282	—	—	290
Stock-based compensation	—	—	12,382	—	—	12,382
Foreign currency translation adjustment	—	—	—	—	(2,943)	(2,943)
Net pension gains	—	—	—	—	241	241
Net unrealized loss on marketable securities, net of tax	—	—	—	—	(233)	(233)
Net loss	—	—	—	(97,941)	—	(97,941)
Balances at December 31, 2024	212,837,679	2,128	1,532,489	(1,504,317)	(7,530)	22,770
Issuance of common stock in at-the-market offering, net of offering expenses	84,675,406	847	51,338	—	—	52,185
Issuance of common stock, net of offering expenses	12,235,000	122	21,017	—	—	21,139
Issuance of common stock upon exercise of pre-funded warrants	34,398,393	344	—	—	—	344
Issuance of common stock upon exercise of stock options and vesting of restricted stock units, net of tax	5,652,650	57	(3,320)	—	—	(3,263)
Issuance of common stock under employee stock purchase plan	889,014	9	335	—	—	344
Stock-based compensation	—	—	9,079	—	—	9,079
Foreign currency translation adjustment	—	—	—	—	5,975	5,975
Net pension gains	—	—	—	—	91	91
Net loss	—	—	—	(122,932)	—	(122,932)
Balances at December 31, 2025	350,688,142	$3,507	$1,610,938	$(1,627,249)	$(1,464)	$(14,268)
See accompanying Notes to Consolidated Financial Statements.

SANGAMO THERAPEUTICS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2025	2024
Operating Activities:
Net loss	$(122,932)	$(97,941)
Adjustments to reconcile net loss to net cash used in operating activities:
Impairment of long-lived assets	13,235	5,521
Depreciation and amortization	3,961	5,107
Amortization of operating lease right-of-use assets	3,641	4,254
Stock-based compensation	9,079	12,382
Gain on sale of assets classified as held for sale	—	(1,026)
Other	32	57
Net changes in operating assets and liabilities:
Accounts receivable	155	397
Refundable research income tax credits	—	556
Prepaid expenses and other assets	830	4,384
Accounts payable and other accrued liabilities	2,794	(14,169)
Accrued compensation and employee benefits	3,053	5,743
Deferred revenues	(6,657)	13,430
Lease liabilities	(4,047)	(5,579)
Other non-current liabilities	(352)	(255)
Net cash used in operating activities	(97,208)	(67,139)
Investing Activities:
Maturities of marketable securities	—	1,110
Proceeds from sale of marketable securities	—	34,730
Proceeds from sale of assets classified as held for sale	—	1,951
Purchases of property and equipment	(102)	(267)
Net cash (used in) provided by investing activities	(102)	37,524
Financing Activities:
Proceeds from at-the-market offering, net of offering expenses	52,185	7,132
Proceeds from issuance of common stock, net of offering expenses	21,483	21,859
Taxes paid related to net share settlement of equity awards	(3,263)	(904)
Proceeds from issuance of common stock under employee stock purchase plan	344	290
Net cash provided by financing activities	70,749	28,377
Effect of exchange rate changes on cash and cash equivalents and restricted cash	4,091	(2,048)
Net decrease in cash, cash equivalents and restricted cash	(22,470)	(3,286)
Cash, cash equivalents and restricted cash, beginning of period	43,418	46,704
Cash, cash equivalents and restricted cash, end of period	$20,948	$43,418
Supplemental cash flow disclosures:
Property and equipment included in unpaid liabilities	$74	$236
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
Liquidity, Going Concern and Capital Resources
Sangamo is currently working on a number of long-term development projects that involve experimental technologies. The projects will require several years and substantial expenditures to complete and ultimately may be unsuccessful. In recent years, the Company’s operations have been funded primarily through collaborations and strategic partnerships, research grants and from the issuance of equity securities. As of December 31, 2025, the Company had capital resources of $20.9 million consisting of cash and cash equivalents.
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
The Company’s history of significant losses, its negative cash flows from operations, its negative working capital, its limited liquidity resources currently on hand, and its dependence on substantial additional financing to fund its operations after the current resources are exhausted raise substantial doubt about its ability to continue to operate as a going concern within one year after the date that the Consolidated Financial Statements are issued. Based on the Company’s current operating plan, management believes that substantial doubt exists about the Company’s ability to continue as a going concern for a period of twelve months from the date these Consolidated Financial Statements are issued.
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

•enter into collaborations or transactions with potential partners to raise capital for the advancement of the Company’s product pipeline; and
•raise funding through debt financing.
If the Company is unable to raise capital in a timely manner on acceptable terms, or at all, or if it is unable to procure collaboration arrangements or external direct investments to advance its programs, the Company will be required to discontinue some or all of its operations or develop and implement a plan to further extend payables, reduce overhead or further scale back its current operating plan until sufficient additional capital is raised to support further operations. There can be no assurance that such a plan would be successful. Additional capital may not be available to the Company on a timely basis, on terms that are acceptable or at all. In particular, the perception of the Company’s ability to continue to operate as a going concern has made and will continue to make it more difficult to obtain financing for the continuation of its operations, particularly in light of currently challenging macroeconomic and market conditions. Further, the Company has been and may continue to be unable to attract new investments as a result of the speculative nature of its newly reprioritized core neurology preclinical programs and the absence of partners to progress its more advanced clinical programs. In this regard, the Company’s ability to fund its operations and to advance the development of its technologies and product candidates will remain wholly dependent on its ability to secure collaborations or other transactions for its more advanced clinical-stage programs that provide significant upfront funding. If the Company is not able to consummate such collaborations or transactions for these more advanced clinical-stage programs, the Company will not be able to secure sufficient capital to continue to operate as a going concern and to advance the development of its technologies and product candidates. If adequate funds are not available to the Company on a timely basis, or at all, the Company will be required to take significant additional actions to address its liquidity needs, including substantial additional cost reduction measures such as further reducing operating expenses and further delaying, reducing the scope of, altering or discontinuing entirely its research and development activities, which would have a material adverse effect on its business and prospects. In this regard, the Company has periodically reduced its headcount, and is actively considering a variety of additional significant cost-cutting measures designed to preserve cash resources and the value of assets including, among others, further reductions in its workforce. Moreover, in the light of the Company’s current financial position, the Company has deferred many investments in its programs until adequate capital becomes available. If the Company is unable to consummate one or more transactions to provide for, or enable, the substantial additional funding needed to operate its business in the very near term, its business and prospects would be materially and adversely affected, and at any time the Company may elect to or may be required to cease operations entirely, liquidate all or a portion of its assets, and/or seek protection under the U.S. Bankruptcy Code in the very near term.
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
Revenues from grants of licenses to intellectual property that are distinct and therefore separate performance obligations are recognized at the point in time when the license is effective and the Company has completed the transfer of a copy of the licensed intellectual property to the customer. Revenues from distinct research and development services as well as from distinct bundles of licenses of intellectual property and research and development services, are recognized over time using a proportional performance method. Under this method, revenue is recognized by measuring progress towards satisfaction of the relevant performance obligation using a measure that best depicts the progress towards satisfaction of the relevant performance obligation. For most of the Company’s agreements the measure of progress is an input measure based on the level of effort incurred, which includes the value of actual time by Company researchers plus third-party cost reimbursements.
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

Revenues from collaboration and license agreements as a percentage of total revenues were as follows:

	Year Ended December 31,
	2025	2024
Eli Lilly and Company	47%	—%
Pfizer Inc.	28%	—%
Astellas Gene Therapies, Inc.	19%	11%
Genentech, Inc.	—%	87%
Other licensing agreements	6%	2%
Accounts Receivable
Accounts receivable consists of amounts billed to the Company’s collaboration partners for cost reimbursements for research services, sublicensing revenue, and royalty payments. Receivables from collaborations are typically unsecured and are concentrated in the biopharmaceutical industry. Accordingly, the Company may be exposed to credit risk generally associated with biopharmaceutical companies or specific to its collaboration agreements. The Company records trade receivables net of allowances for credit losses. The Company applies an aging method to estimate credit losses and considers its historical loss information, adjusted to account for current conditions, and reasonable and supportable forecasts of future economic conditions affecting its customers. Accounts receivable as of December 31, 2025 and 2024 were $0.4 million and $0.5 million, respectively, and the Company had not incurred any losses related to accounts receivable. As of December 31, 2025 and 2024, the percentage of accounts receivable by collaboration partners who individually accounted for 10% or more of accounts receivable were as follows:

	As of December 31,
	2025	2024
Sigma-Aldrich Corporation	70%	70%
Ligand Pharmaceuticals Incorporated	—%	20%
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

Restricted cash in 2024 consisted of a letter of credit for $1.5 million, representing a deposit for the lease of office and research and development laboratory facility in Brisbane, California.
A reconciliation of cash, cash equivalents and restricted cash reported within the accompanying Consolidated Balance Sheets to the amounts reported within the accompanying Consolidated Statements of Cash Flows is as follows (in thousands):

	As of December 31,
	2025	2024
Cash and cash equivalents	$20,948	$41,918
Non-current restricted cash	—	1,500
Cash, cash equivalents and restricted cash as reported within the Consolidated Statements of Cash Flows	$20,948	$43,418
Concentrations of Credit Risk and Other Risks
Cash and cash equivalents consist of financial instruments that potentially subject the Company to a concentration of credit risk to the extent of the fair value recorded in the Consolidated Balance Sheets. The Company invests cash that is not required for immediate operating needs primarily in highly liquid instruments that bear minimal risk. The Company has established policies relating to the quality, diversification, and maturities of securities to enable the Company to manage its credit risk. The Company is exposed to credit risk in the event of a default by the financial institutions or issuers of investments holding its cash and cash equivalents to the extent recorded on the Consolidated Balance Sheets.
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
Property and Equipment
Property and equipment are stated at cost, less cumulative impairment charges, less accumulated depreciation and amortization. Depreciation is calculated using the straight-line method based on the estimated useful lives of the related assets which is generally three to five years. For leasehold improvements, amortization is calculated using the straight-line method based on the shorter of the useful life or the lease term. The Company reviews its property and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.
Research and Development Expenses
Research and development expenses consist primarily of compensation related expenses including stock-based compensation, laboratory supplies, preclinical and clinical studies, manufacturing clinical supply, contracted research and development, and allocated facilities and information technology expenses. Research and development costs are expensed as incurred.
General and Administrative Expenses
General and administrative expenses consist primarily of compensation related expenses including stock-based compensation for executive, legal, finance and administrative personnel, professional fees, allocated facilities and information technology expenses, and other general corporate expenses.
Stock-based Compensation
The Company measures and recognizes compensation expense for all stock-based payment awards made to Sangamo employees and directors, including employee share options, restricted stock units (“RSUs”) and employee stock purchases related to the Employee Stock Purchase Plan (“ESPP”) based on estimated fair values at the award grant date. The fair value of stock-based awards is amortized over the vesting period of the award using the straight-line method.
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
As the implicit rate in the Company’s leases is generally unknown, the Company uses its incremental borrowing rate based on the information available at the lease commencement date in determining the present value of remaining lease payments. The incremental borrowing rate represents an estimate of the interest rate the Company would incur at lease commencement to borrow an amount equal to the lease payments on a collateralized basis over the term of a lease in a similar economic environment. The Company considers its credit risk, term of the lease, and total lease payments and adjusts for the impacts of collateral, as necessary, when calculating its incremental borrowing rates. The lease terms may include options to extend or terminate the lease when it is reasonably certain the Company will exercise any such options. Rent expense for the Company’s operating leases, calculated as the sum of the amortization of the right-of-use asset and accretion of the lease liability, is recognized on a straight-line basis over the lease term, unless the right-of-use asset was previously written down due to impairment. The Company evaluates the lease arrangement for impairment whenever events or changes in circumstances indicate that the carrying amounts of the right-of-use asset may not be fully recoverable. To the extent an impairment of the right-of-use asset is identified, the Company will recognize the impairment expense and subsequently amortize the remaining right-of-use asset into rent expense on a straight-line basis (unless another systematic basis is more representative of the pattern in which the Company expects to consume the future economic benefits from the asset) from the date of impairment to the earlier of the end of the right-of-use asset’s useful life or the end of the lease term.
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
Foreign Currency Translation
The functional currency of the Company’s foreign subsidiaries is primarily the Euro. Assets and liabilities denominated in foreign currencies are translated to U.S. dollars using the exchange rates at the balance sheet date. Foreign currency translation adjustments are recorded as a component of accumulated other comprehensive loss within stockholders’ equity. Revenues and expenses from the Company’s foreign subsidiaries are translated using the monthly average exchange rates in effect during the period in which the transactions occur. Foreign currency transaction losses during the year ended December 31, 2025 were $3.7 million and are recorded in other (expense) income, net, on the Company’s Consolidated Statements of Operations. Foreign currency transaction gains during the year ended December 31, 2024 were $1.6 million and are recorded in other (expense) income, net, on the Company’s Consolidated Statements of Operations.
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
During the year ended December 31, 2025, basic and diluted weighted-average number of shares outstanding were 280.2 million shares and included pre-funded warrants to purchase 34.4 million shares of common stock with an exercise price of $0.01 per share. In June 2025, a total of 22.4 million pre-funded warrants were exercised, and in July 2025 the remaining outstanding 12.0 million pre-funded warrants were exercised. The Company’s outstanding warrants to purchase shares of common stock with an exercise price of $0.75 per share entitle holders to participate in dividends but are not required to absorb losses incurred and as a result were excluded from basic net loss per share calculations during the year ended December 31, 2025.
During the year ended December 31, 2024, basic and diluted weighted-average number of shares outstanding were 201.7 million shares and included pre-funded warrants to purchase 3.8 million shares of common stock with an exercise price of $0.01 per share. These warrants were exercised during the three months ended June 30, 2024. The Company’s outstanding warrants to purchase shares of common stock with an exercise price of $1.00 per share entitle holders to participate in dividends but are not required to absorb losses incurred.
The computation of diluted net loss per share for the year ended December 31, 2025 and 2024 excluded 96.5 million and 50.5 million shares, respectively, subject to outstanding stock options, restricted stock units and warrants to purchase shares of common stock, and the shares reserved for issuance under the Company’s employee stock purchase plan because their inclusion would have had an anti-dilutive effect on diluted net loss per share.
Segments
The Company operates in one segment. Management uses a single measure of net loss for its single reportable segment and does not segregate its business for internal reporting. As of December 31, 2025 and 2024, all of the Company’s property and equipment was located in the United States. For the years ended December 31, 2025 and 2024, all of the Company’s revenues were generated and earned in the United States.
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
Recent Accounting Pronouncements
Recently Adopted
In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”), which requires public entities, on an annual basis, to provide disclosure of specific categories in the rate reconciliation, as well as disclosure of income taxes paid disaggregated by jurisdiction. The Company adopted the standard for its annual reporting for the year ended December 31, 2025. The Company has applied this standard prospectively. See Note 12 – Income Taxes, for the additional required disclosures.
Not Yet Adopted
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
In July 2025, the FASB issued ASU 2025-05, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets (“ASU 2025-05”), which provides a practical expedient that assumes that current conditions as of the balance sheet date do not change for the remaining life of the asset in developing reasonable and supportable forecasts during the application of the current expected credit loss model for current accounts receivable and current contract assets arising from transactions under ASC 606. ASU 2025-05 is effective for fiscal years beginning after December 15, 2025, and interim reporting periods within those annual reporting periods. Early adoption is permitted. The Company is currently evaluating the impact of adopting ASU 2025-05.
NOTE 2 – FAIR VALUE MEASUREMENTS
The Company measures certain financial assets and liabilities at fair value on a recurring basis, including cash equivalents. Fair value is determined based on a three-tier hierarchy under the authoritative guidance for fair value measurements and disclosures that prioritizes the inputs used in measuring fair value as follows:
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
The Company had no marketable securities as of December 31, 2025 and 2024. The Company had cash equivalents in the form of deposits in money market accounts, which were identified as Level 1 within the fair value hierarchy, amounting to $3.6 million and $4.1 million as of December 31, 2025 and 2024, respectively.

NOTE 3 – CASH EQUIVALENTS
The Company had no marketable securities as of December 31, 2025 and 2024. The table below summarizes the Company’s cash equivalents as of December 31, 2025 and 2024 (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
December 31, 2025
Assets
Cash equivalents:
Money market funds	$3,592	$—	$—	$3,592
Total cash equivalents	$3,592	$—	$—	$3,592

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
December 31, 2024
Assets
Cash equivalents:
Money market funds	$4,138	$—	$—	$4,138
Total cash equivalents	$4,138	$—	$—	$4,138
NOTE 4 – MAJOR CUSTOMERS, PARTNERSHIPS AND STRATEGIC ALLIANCES
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
The Lilly Agreement will continue, on a product-by-product and country-by-country basis, until the date when there is no remaining royalty payment obligation in such country with respect to such product, at which time the Lilly Agreement will expire with respect to such product in such country. Royalty obligations cease upon the latest of expiration of certain regulatory exclusivities in such country, the last expiration of certain valid patent claims covering such product in such country or 10 years from the date of the first commercial sale of the first product in such country. Lilly has the right to terminate the Lilly Agreement for convenience. Each party has the right to terminate the Lilly Agreement for other party’s uncured material breach and for specified bankruptcy events.
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
The Company has determined that Lilly’s exercise of the options to add additional targets would result in the grant of separate licenses from the license to the initial target. The Company determined that the options to add additional targets are not material rights, and the exercise of each option will be accounted for as a separate revenue contract. Accordingly, the initial contract contains only a single performance obligation to provide functional intellectual property in the form of a license to the initial target, and the full transaction price of $18.0 million was recognized during the year ended December 31, 2025 upon grant of the license and completion of the technology transfer.
As of December 31, 2025, the Company had no receivable, no deferred revenue, and no amounts currently included in transaction price remaining to be recognized related to the agreement.
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
The Astellas Agreement will continue, on a product-by-product and country-by-country basis, until the date when there is no remaining royalty payment obligation in such country with respect to such product, at which time the Astellas Agreement will expire with respect to such product in such country. Royalty obligations cease upon the latest of expiration of regulatory exclusivity for such product in such country, the last expiration of certain valid patent claims covering such product in such country or 10 years from the date of the first commercial sale of such product in such country. Astellas has the right to terminate the Astellas Agreement for convenience. Each party has the right to terminate the Astellas Agreement for other party’s uncured material breach and for specified bankruptcy events. The Company also has the right to terminate the Astellas Agreement if Astellas challenges any of the Company’s licensed patents under the Astellas Agreement.
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
The initial license was transferred upon completion of the technology transfer in December 2024, and the associated amount of $6.5 million recognized in revenue at that time. During the year ended December 31, 2025, the Company recognized $7.6 million in revenue upon expiration of Astellas’ unexercised option to license the initial target for additional indications. As of December 31, 2025, the Company had deferred revenue of $5.9 million related to the options with material rights, which is classified as non-current based on the contractually required timing of exercise or expiration of the underlying options within the next three years. As of December 31, 2025, the Company had no receivable related to the agreement.
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
As of December 31, 2025, the Company had no receivable, no deferred revenue, and no amounts included in transaction price remaining to be recognized related to the agreement.
Revenues recognized under the agreement were as follows (in thousands):

	Year Ended December 31,
	2025	2024
Revenue related to Genentech agreement:
Recognition of license revenue	$—	$48,679
Research services	—	1,321
Total	$—	$50,000
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
Following the receipt of the termination notice, the Company was entitled to receive $5.0 million payable 60 days after the effective date of the termination, unless the Company transferred a specified sublicense to Pfizer, prior to termination, in which case it was payable 30 days after such transfer. Sangamo transferred the specified sublicense to Pfizer and recognized the $5.0 million in revenue during the year ended December 31, 2025. Pfizer will not be obligated to pay the Company the remaining milestone payments and royalties.
No revenue was recognized under the agreement during the year ended December 31, 2024.
On October 27, 2025, the Company received $6.0 million from Pfizer pursuant to Pfizer’s exercise of its option to obtain a license to transfer to third parties certain cell lines that were generated by Pfizer pursuant to the terms of a 2008 licensing agreement between Pfizer and the Company, which was amended in 2023. The 2008 agreement originally granted Pfizer a worldwide, non-exclusive license under Company intellectual property for the use of certain zinc finger nucleases (“ZFN”) reagents to modify cells and for the use of these ZFN-modified cells for clinical and commercial production of therapeutic proteins. Under the 2023 amendment, Pfizer could transfer the cell lines to certain third parties in exchange for a licensing fee for each cell line initiation plus a revenue share fee. In addition, the 2023 amendment granted Pfizer an option to obtain the right to transfer such cells to any third party without further payment to or consent from Company. Control of the license transferred to Pfizer upon receipt of payment, and the Company has no obligation to transfer additional rights or services under the agreement. Accordingly, the Company recognized $6.0 million in revenue related to the contract during the year ended December 31, 2025. Prior to exercise of the Pfizer option, licensing fees received by the Company under the 2023 amendment were immaterial, and no revenue share fees were received.
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
The Company assessed the agreement with Alexion in accordance with ASC Topic 606 and concluded that Alexion is a customer. The Company completed its performance obligations and recognized the amounts included in the transaction price of $17.0 million during the periods through December 31, 2020. No revenue was recognized during the years ended December 31, 2025 and 2024. The remaining development milestone amounts have not been included in the transaction price and have not been recognized as their achievement is dependent on the progress and outcomes of Alexion’s development activities and is therefore uncertain. If and when these milestones become probable of being achieved, they would be recognized in full at that time. Sales related milestones and royalties are not recognized until triggered based on the contractual terms.
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
Revenues recognized under the agreement with Sigma for the years ended December 31, 2025 and 2024 were $2.3 million and $0.9 million, respectively.
NOTE 5 – IMPAIRMENT OF LONG-LIVED ASSETS AND WRITE-DOWN OF ASSETS HELD FOR SALE
Year ended December 31, 2025
The Company had previously concluded that the identifiable operations and cash flows of its right-of-use asset and related leasehold improvements for its Brisbane, California facility were largely independent of the operations and the cash flows of the remainder of the Company and were considered a separate asset group. Subsequent to the Company’s decision to cease use of this asset group, the Company has been marketing the facility for a sublease. In December 2025, based on current and forecasted real estate market conditions, the Company identified impairment indicators for this asset group and concluded that the carrying value of the asset group was not recoverable. Using a discounted cash flow approach, the Company determined that the fair value of this asset group, which represents a Level 3 nonrecurring fair value measurement, was insignificant and the asset group is fully impaired as of December 31, 2025. The Company recorded pre-tax long-lived asset impairment charges of $10.4 million on the right-of-use assets and $2.8 million on the related leasehold improvements during the year ended December 31, 2025, which are included in the accompanying Consolidated Statements of Operations.

Year ended December 31, 2024
In March 2024, the Company’s Board of Directors approved the wind-down of research and development activities in France and corresponding reduction in workforce, including closure of the Company’s cell therapy manufacturing facility and research labs in Valbonne, France (the “France Restructuring”). The Company concluded its equipment, furniture and fixtures located in France met the held for sale criteria. The Company wrote down the carrying value of these assets to their estimated fair value, net of the estimated costs to sell, recognizing a total loss of $1.9 million. The fair value measurements represent Level 3 nonrecurring fair value measurements. The loss is included in impairment of long-lived assets in the accompanying Consolidated Statements of Operations. During the year ended December 31, 2024, the Company sold assets held for sale and recognized a gain of $1.0 million included in general and administrative expenses. See Note 10 – Restructuring Charges, for the additional effects of the France Restructuring.
During the first quarter of 2024, the Company also initiated actions to commence the closure of its facility in Brisbane, California.
In connection with the changes in the manner in which the right-of-use assets and leasehold improvements related to the Company’s Brisbane, California and Valbonne, France facilities are used, costs incurred to cease use of these assets, the France Restructuring, and the Company’s activities to market these facilities for sublease, the Company concluded the identifiable operations and cash flows of these assets were now largely independent of the operations and the cash flows of each other, as well as of the remainder of the Company. Accordingly, the Company assessed impairment for each of these asset groups separately and concluded that the carrying values of the Brisbane, California and Valbonne, France facilities asset groups were not recoverable. The Company proceeded to determine their fair values using a discounted cash flow method, which represents a Level 3 nonrecurring fair value measurement. As a result, the Company recognized pre-tax long-lived asset impairment charges of $2.0 million on the right-of-use assets and $0.5 million on the related leasehold improvements. Additional impairment charges of $0.9 million on the right-of-use assets and $0.2 million on the related leasehold improvements were subsequently recognized during the year ended December 31, 2024, triggered by the ongoing wind-down of the France research and development activities and a decline in the market rates for facility subleases in Brisbane, California.
NOTE 6 – OTHER BALANCE SHEET DETAILS
Property and Equipment, Net
Property and equipment, net consist of the following (in thousands):

	December 31,
	2025	2024
Laboratory equipment	$20,236	$21,391
Leasehold improvements	21,832	24,923
Furniture and fixtures	3,546	3,546
Manufacturing equipment	7,639	7,845
	53,253	57,705
Less: accumulated depreciation and amortization	(42,211)	(39,818)
Property and equipment, net	$11,042	$17,887
Depreciation and amortization expense was $4.0 million and $5.1 million during the years ended December 31, 2025 and 2024, respectively.
During the year ended December 31, 2025, the Company recorded impairment losses of $2.8 million for its leasehold improvements. During the year ended December 31, 2024, the Company recorded impairment losses of $1.9 million for its laboratory equipment and $0.7 million for its leasehold improvements.

Other Accrued Liabilities
Other accrued liabilities consist of the following (in thousands):

	December 31,
	2025	2024
Accrued research and development expenses	$5,757	$213
Operating lease liabilities – current	1,702	4,313
Accrued professional fees	817	1,368
Accrued restructuring charges	—	896
Other	1,133	1,405
Total other accrued liabilities	$9,409	$8,195
NOTE 7 – COMMITMENTS AND CONTINGENCIES
Leases
Sangamo’s corporate headquarters occupies approximately 59,485 square feet of research and office space, pursuant to a lease that expires in August 2031, and approximately 7,700 of office space, pursuant to a lease that expires in August 2026, in Richmond, California. Sangamo also occupies approximately 103,089 square feet of office and research and development laboratory facility in Brisbane, California pursuant to a lease that expires in May 2029. During the years ended December 31, 2025 and 2024, the Company recorded impairment losses of $10.4 million and $2.9 million, respectively, related to its right-of-use asset for its facility in Brisbane, California. In December 2024, in connection with the France Restructuring, the Company terminated its leases for office and research and development space in Valbonne, France. See Note 5 – Impairment of Long-lived Assets and Write-Down of Assets Held For Sale for more information on impairment charges related to the associated right-of-use and leasehold improvement assets.
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

The Company performed evaluations of its contracts and determined each of its identified leases are operating leases. Components of operating leases were as follows (in thousands):

	December 31,
	2025	2024
Operating lease cost	$5,718	$6,375
Variable lease cost	3,170	3,544
Total	$8,888	$9,919
Variable lease expenses were not included in the measurement of the Company’s operating right-of-use assets and lease liabilities. This variable expense consists primarily of the Company’s proportionate share of operating expenses, property taxes and insurance and is classified as lease expense, due to the Company’s election to not separate lease and non-lease components.
Cash paid for amounts included in the measurement of operating lease liabilities for the year ended December 31, 2025 and 2024 was $6.4 million and $7.5 million, respectively, and was included in net cash used in operating activities in the Company’s Consolidated Statements of Cash Flows.
Future minimum payments under lease obligations at December 31, 2025 consist of the following (in thousands):

Total
2026	$2,658
2027	12,375
2028	7,496
2029	4,418
2030	2,203
Thereafter	1,497
Total lease payments	30,647
Less:
Imputed interest	(3,852)
Total	$26,795

Reported as of December 31, 2025:
Short-term portion of lease liabilities (included in other accrued liabilities on the Consolidated Balance Sheet)	$1,702
Long-term portion of lease liabilities	25,093
Total	$26,795
As of December 31, 2025, the weighted-average remaining lease term is 4.3 years and the weighted-average incremental borrowing rate used to determine the operating lease liability was 6.6% for the Company’s operating leases.
Contractual Commitments
The Company’s material non-cancelable contractual commitments as of December 31, 2025 related to manufacturing-related supplier arrangements, the majority of which are due in the next 12 months. The Company also had $0.7 million of license obligations related to its intellectual property as of December 31, 2025.
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

NOTE 8 – STOCKHOLDERS’ EQUITY
Preferred Stock
The Company’s Certificate of Incorporation authorizes the Company to issue up to 5.0 million shares of preferred stock, which may be issued at the discretion of the Company’s Board of Directors. As of December 31, 2025, no shares of the Company’s preferred stock have been issued or are outstanding.
Common Stock
In June 2024, the Company’s stockholders approved an amendment to the Company’s Certificate of Incorporation to increase the total number of shares of the Company’s common stock authorized for issuance from 640.0 million shares to 960.0 million shares.
As of December 31, 2025, 350.7 million shares of the Company’s common stock are outstanding.
At-the-Market Offering Agreement
The Company is party to an Open Market Sale Agreement℠ with Jefferies LLC (“Jefferies”), as amended, with respect to an at-the-market offering program under which the Company may offer and sell, from time to time at its sole discretion, shares of the Company’s common stock having an aggregate offering price of up to $325.0 million through Jefferies as the Company’s sales agent or principal. Approximately $133.3 million remained available under the sales agreement as of December 31, 2025. During the years ended December 31, 2025 and 2024, the Company sold 84.7 million and 3.6 million shares of its common stock, respectively, for net proceeds of approximately $52.2 million and $7.1 million, respectively.
Issuance and Sale of Common Stock and Warrants
2025 Underwritten Offering
On May 14, 2025, the Company completed an underwritten offering (the “2025 Offering”) of 12.2 million shares of common stock, pre-funded warrants to purchase up to 34.4 million shares of common stock (the “2025 Pre-Funded Warrants”), and accompanying warrants to purchase up to 46.6 million shares of common stock (the “2025 Common Warrants”) pursuant to an Underwriting Agreement, dated May 12, 2025, between the Company and Cantor Fitzgerald & Co. The combined offering price of a unit consisting of one share of common stock and accompanying 2025 Common Warrant to purchase one share of common stock was $0.50. The combined offering price of a unit consisting of a 2025 Pre-Funded Warrant and accompanying 2025 Common Warrant to purchase one share of common stock was $0.49. The 2025 Pre-Funded Warrants are exercisable at any time at a price of $0.01 per share of common stock. The 2025 Common Warrants are exercisable six months after issuance and expire five and a half years from the issuance date and have an exercise price of $0.75 per share. Further, Sangamo may require the holders to exercise the 2025 Common Warrants at any time following a period of 10 consecutive trading days during which the weighted-average price of the Company’s common stock exceeds $2.75 (as adjusted for stock splits, stock dividends, recapitalizations and similar events). Both the 2025 Pre-Funded Warrants and 2025 Common Warrants can be net exercised in limited circumstances and entitle holders to dividends if and when paid by the Company.
The Company received aggregate net proceeds of $21.1 million, after deducting underwriting discounts and commissions of $1.4 million and other offering costs of $0.5 million.
The 2025 Common Warrants and 2025 Pre-Funded Warrants were determined to be equity-classified. Accordingly, proceeds from the offering were allocated to common stock, the 2025 Common Warrants and 2025 Pre-Funded Warrants on a relative fair value basis and were recorded in stockholders’ equity. The Company determined that the warrants should be equity classified because they are freestanding financial instruments, do not embody an obligation for the Company to repurchase its shares, do not contain exercise contingencies tied to observable markets or indices, permit the holders to receive a fixed number of shares of common stock upon exercise in exchange for a fixed amount of consideration, subject only to adjustments that are inputs to the fair value of a fixed price/fixed consideration-option, and meet the equity classification criteria. In June 2025, the Company issued an aggregate of 22.4 million shares of common stock upon the exercise of 2025 Pre-Funded Warrants. In July 2025, the Company issued an aggregate of 12.0 million shares of common stock upon exercise of the 2025 Pre-Funded Warrants. Following these issuances, none of the 2025 Pre-Funded Warrants remain outstanding. The 2025 Common Warrants had not been exercised and remained outstanding as of December 31, 2025.
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
The 2024 Common Warrants and 2024 Pre-Funded Warrants were determined to be equity-classified and proceeds received from their issuance were recorded as a component of stockholders’ equity within additional paid-in capital. The Company determined that the warrants should be equity classified because they are freestanding financial instruments, do not embody an obligation for the Company to repurchase its shares, do not contain exercise contingencies tied to observable markets or indices, permit the holders to receive a fixed number of shares of common stock upon exercise in exchange for a fixed amount of consideration, subject only to adjustments that are inputs to the fair value of a fixed price/fixed consideration-option, and meet the equity classification criteria. In April 2024, the Company issued an aggregate of 3.8 million shares of common stock upon full exercise of the 2024 Pre-Funded Warrants. The 2024 Common Warrants had not been exercised and remained outstanding as of December 31, 2025.
2018 Equity Incentive Plan
In June 2024, the Company’s stockholders approved an amendment and restatement of the 2018 Equity Incentive Plan (the “2018 Plan”) to, among other things, increase the aggregate number of shares of the Company’s common stock reserved for issuance under the 2018 Plan by 11.0 million shares. In June 2025, the Company’s stockholders approved an amendment and restatement of the 2018 Plan to, among other things, increase the aggregate number of shares of the Company’s common stock reserved for issuance under the 2018 Plan by 14.0 million shares. The aggregate number of shares of the Company’s common stock reserved for issuance under the 2018 Plan are 52.8 million shares as of December 31, 2025.
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
As of December 31, 2025, there were 22.9 million shares of the Company’s common stock reserved for future awards under the Company’s 2018 Plan.
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

December 31, 2025, there were 1.2 million shares of the Company’s common stock reserved for future issuance under the ESPP.
Stock Option Activity
A summary of the Company’s stock option activity is as follows:

	Number of Shares	Weighted- Average Exercise per Share Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
			(in years)	(in thousands)
Options outstanding at December 31, 2024	10,695,941	$6.68
Options granted	6,005,129	$0.93
Options exercised	—	$—
Options forfeited and expired	(1,246,863)	$5.40
Options outstanding at December 31, 2025	15,454,207	$4.55	6.47	$—
Options exercisable at December 31, 2025	9,753,073	$6.63	4.94	$—
Restricted Stock Units
During the years ended December 31, 2025 and 2024, the Company awarded 4.6 million and 11.8 million RSUs, respectively. The RSUs awarded in the years ended December 31, 2025 and 2024 had an average grant date fair value per award of $0.92 and $0.47, respectively. These awards generally vest over two or three years. The aggregate fair value of RSUs vested during the years ended December 31, 2025 and 2024 was $6.7 million and $10.5 million, respectively.
A summary of the Company’s RSU activity is as follows:

	Number of Shares	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
		(in years)	(in thousands)
RSUs outstanding at December 31, 2024	11,022,885
RSUs awarded	4,635,927
RSUs released	(9,271,444)
RSUs forfeited	(742,812)
RSUs outstanding at December 31, 2025	5,644,556	0.79	$2,371
RSUs that vested in the years ended December 31, 2025 and 2024 were net-share settled such that the Company withheld shares with value equivalent to the employees’ minimum statutory obligation for the applicable income and other employment taxes and remitted the cash to the appropriate taxing authorities. The total shares withheld were approximately 3.6 million and 0.9 million for the years ended December 31, 2025 and 2024, respectively, and were based on the value of the RSUs on their respective issuance dates as determined by the Company’s closing stock price. Total payments for the employees’ tax obligations to taxing authorities were $3.3 million and $0.9 million in the years ended December 31, 2025 and 2024, respectively, and are reflected as a financing activity within the accompanying Consolidated Statements of Cash Flows. These net-share settlements had the effect of share repurchases by the Company as they reduced and retired the number of shares that would have otherwise been issued as a result of the vesting and did not represent an expense to the Company.

NOTE 9 – STOCK-BASED COMPENSATION
The following table shows total stock-based compensation expense recognized in the accompanying Consolidated Statements of Operations (in thousands):

	Year Ended December 31,
	2025	2024
Research and development	$4,166	$5,698
General and administrative	4,913	6,684
Total stock-based compensation expense	$9,079	$12,382
As of December 31, 2025, total stock-based compensation expense to be recognized in future periods related to unvested stock options was $3.0 million, which is expected to be expensed over a weighted-average period of 2.0 years. As of December 31, 2025, total stock-based compensation expense to be recognized in future periods related to unvested RSUs was $3.2 million, which is expected to be expensed over a weighted-average period of 1.6 years. There was no capitalized stock-based employee compensation expense as of December 31, 2025 and 2024.
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
The weighted-average estimated fair value per share of options granted during the years ended December 31, 2025 and 2024 was $0.72 and $0.40, respectively, based upon the assumptions used in the Black-Scholes valuation model. The assumptions used for estimating the fair value of the employee stock options were as follows:

	Year Ended December 31,
	2025	2024
Risk-free interest rate	4.01-4.14%	4.35%
Expected term (in years)	5.43-5.46	5.36
Expected dividend yield of stock	—	—
Expected volatility	99.96-103.86%	82.98%
Employees purchased 0.9 million and 0.7 million shares of common stock through the ESPP at a weighted-average exercise price of $0.39 and $0.39 per share during the years ended December 31, 2025 and 2024, respectively. The weighted-average estimated fair values of shares purchased under the Company’s ESPP during the years ended December 31, 2025 and 2024 were $0.32 and $0.21, respectively, based upon the assumptions used in the Black-Scholes valuation model.
The assumptions used for estimating the fair value of the ESPP purchase rights are as follows:

Year Ended December 31,
	2025	2024
Risk-free interest rate	3.51-4.26%	4.13-5.32%
Expected term (in years)	0.5-2.0	0.5-2.0
Expected dividend yield of stock	—	—
Expected volatility	82.96-173.63%	99.27-153.06%
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
A majority of expenses related to employee severance and notice period payments, benefits, contract termination costs, and other related restructuring charges for the France Restructuring were recognized during the year ended December 31, 2023. There were no material expenses or adjustments recorded during the year ended December 31, 2025 and 2024. See Note 5 – Impairment of Long-Lived Assets and Write-Down of Assets Held For Sale for impairment considerations related to the France Restructuring.
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
The total restructuring charges are estimated to be approximately $7.8 million to $8.8 million, related to employee severance and notice period payments, benefits, Brisbane, California facility close-out costs, and other related restructuring charges for the November 2023 Restructuring, of which $0.9 million to $1.9 million is remaining to be incurred as of December 31, 2025. The Company incurred $0.2 million of expenses in the year ended December 31, 2024, which is included in research and development expense in the accompanying Consolidated Statements of Operations. No expense relating to the November 2023 Restructuring was recorded during the year ended December 31, 2025. The Company expects the remaining costs representing the close-out costs for the Brisbane, California facility to be complete in the next one to two years.
The following table is a summary of accrued November 2023 Restructuring and France Restructuring charges included within other accrued liabilities on the Company’s Consolidated Balance Sheet as of December 31, 2025 and 2024 (in thousands):

	December 31,
	2025	2024
Balance at beginning of year	$896	$11,733
Restructuring charges, net	(552)	342
Cash payments	(344)	(11,179)
Balance at end of year	$—	$896
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
The Company matched employee contributions equal to 100% in 2025 and 2024, up to a limit of $5,000. Matching funds are fully vested when contributed. Contributions to the Sangamo 401(k) Plan by the Company were $0.8 million and $1.2 million for the years ended December 31, 2025 and 2024, respectively.

NOTE 12 – INCOME TAXES
The domestic and foreign components of loss before income taxes were as follows (in thousands):

	Year Ended December 31,
	2025	2024
Domestic	$(123,969)	$(103,729)
Foreign	469	5,621
Loss before income taxes	$(123,500)	$(98,108)
Income tax benefit for the years ended December 31, 2025 and 2024 consisted of the following (in thousands):

	Year Ended December 31,
	2025	2024
Income tax benefit:
Current:
Federal	$—	$—
State	—	—
Foreign	(568)	(167)
Subtotal	(568)	(167)
Deferred:
Federal	—	—
State	—	—
Foreign	—	—
Subtotal	—	—
Income tax benefit	$(568)	$(167)
The following table represents a reconciliation of the statutory federal rate and the Company’s effective tax rate (after the adoption of ASU 2023-09) for the year ended December 31, 2025 (in thousands):

	Amount	Percentage
Income taxes (benefit) at statutory federal rate	$(25,935)	21.0%
State and local taxes, net of federal income tax effect	—	—
Foreign tax effects
Other foreign	(667)	0.5%
Effect of cross-border tax laws
Global Intangible Low-taxed Income	—	—
Non-taxable or non-deductible items
Other non-taxable or non-deductible items	660	(0.5)%
Change in valuation allowance (1)	28,674	(23.2)%
Tax credits
R&D credit	(3,671)	3.0%
Changes in unrecognized tax benefits	160	(0.1)%
Other adjustments
Other	211	(0.2)%
	$(568)	0.5%
(1) In 2024, the change in valuation allowance related to the state jurisdictions was included in the change in valuation allowance. In 2025, this amount is net in the state and local taxes.

For the year ended December 31, 2024, prior to the adoption of ASU 2023-09, the effective income tax rate differs from the statutory federal income tax rate as follows (in thousands):

Year Ended December 31,
2024
Tax at federal statutory rate	$(20,603)
State taxes, net	3,483
Foreign rate differential	263
Global Intangible Low-taxed Income	617
Non-deductible stock-based compensation	2,656
Research credits	(3,201)
Change in valuation allowance	16,172
Other	446
Income tax benefit	$(167)
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities are as follows (in thousands):

	December 31,
	2025	2024
Assets:
Deferred tax assets:
Net operating loss carryforwards	$255,860	$211,585
Research and development tax credit carryforwards	62,819	58,409
Stock-based compensation	4,325	3,998
Deferred revenue	1,476	—
Capitalized research	66,760	74,354
Property and equipment	17,272	15,648
Intangible assets	130	31
Lease liabilities	6,732	6,666
Accruals and reserves	4,754	331
Other	421	235
Total deferred tax asset	420,549	371,257
Valuation allowance	419,779	367,578
Deferred tax assets	770	3,679
Liabilities:
Operating lease right-of-use assets	(770)	(3,679)
Deferred tax liabilities	(770)	(3,679)
Total net deferred tax liabilities	$—	$—
The Company did not make any income tax payments in any jurisdiction during the year ended December 31, 2025.
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
The Company continues to maintain a full valuation allowance on its U.S. federal and state, Sangamo France and Sangamo U.K. net deferred tax assets, as the Company believes it is not more likely than not that these benefits will be realized. The valuation allowance increased by $52.2 million and $16.1 million for the years ended December 31, 2025 and 2024, respectively.

As of December 31, 2025, Sangamo had net operating loss carryforwards for federal and state income tax purposes of approximately $980.4 million and $470.3 million, respectively.
The federal net operating loss generated before 2018 will begin to expire in 2026 and will keep expiring through 2037, if not utilized. Federal net operating loss generated from 2018 will carry forward indefinitely. If not utilized, the state net operating loss carryforwards will begin to expire in 2029. The Company’s French net operating loss carryforward balance is $129.3 million, which carries over indefinitely. The Company also has federal and state research tax credit carryforwards of $53.2 million and $35.2 million, respectively. The federal research credits will begin to expire in 2026 and will keep expiring through 2045, while the state research credits have no expiration date. Utilization of the Company’s net operating loss carryforwards and research tax credit carryforwards may be subject to substantial annual limitations due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. The annual limitation could result in the expiration of the net operating loss carryforwards and research tax credit carryforwards before utilization.
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
Government incentives in the form of refundable research tax credits are recognized when there is reasonable assurance that the incentive will be received and the Company will comply with the conditions specified in the agreement or statutory requirements. The Company is eligible to receive these incentives because it engages in qualifying research and development activities in a foreign jurisdiction as defined by the government entity. As of December 31, 2025 and 2024, the Company had refundable research tax credits of $10.1 million and $4.1 million, respectively, in current assets and $8.9 million and $12.8 million, respectively, in non-current assets on the Consolidated Balance Sheets.
The Company files federal and state income tax returns with varying statutes of limitations. The tax years from 2006 forward remain open to examination due to the carryover of net operating losses or tax credits. The Company also files the U.K. and French income tax returns, and the tax years from 2021 and thereafter remain open in the U.K., and the tax years 2021 and thereafter in France are still subject to examination.
The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company had $0.2 million and $0.2 million accrued interest and/or penalties as of December 31, 2025 and 2024, respectively. Unrecognized tax benefits are not expected to change materially over the next 12 months. The amount of unrecognized tax benefits that, if recognized, would impact the effective tax rate is $0.6 million and $0.9 million as of December 31, 2025 and 2024, respectively.
The following table summarizes the activity related to the Company’s unrecognized tax benefits (in thousands):

	December 31,
	2025	2024
Beginning balance	$22,137	$18,320
Additions based on tax positions related to the current year	1,292	4,274
Additions for tax positions of prior years	22	26
Reductions for tax positions of prior years	(2,949)	(224)
Statute lapse	(308)	(259)
Ending balance	$20,194	$22,137
NOTE 13 – SEGMENT INFORMATION
The Company has identified its Chief Executive Officer as the chief operating decision maker (“CODM”). Management uses one measure of profitability and does not segregate the Company’s business for internal reporting. Operating results and assets are reviewed by the CODM primarily at the consolidated entity level for purposes of making resource allocation decisions and for evaluating financial performance. Accordingly, the Company has a single operating and reportable segment comprising all of the Company’s operations.
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

The table below details the Company’s revenues, significant expenses, and other segment items and reconciles those amounts to the Company’s consolidated net loss as computed under U.S. GAAP in the Consolidated Statements of Operations:

	Year Ended December 31,
	2025	2024
Revenues	$39,552	$57,800
Less:
Research and development (*)	57,793	70,289
General and administrative (*)	30,093	37,827
Clinical manufacturing operations (*)	50,711	35,345
Impairment of long-lived assets	13,235	5,521
Stock-based compensation	9,079	12,382
Other segment items (**)	1,573	(5,623)
Net loss	$(122,932)	$(97,941)
(*) Research and development, general and administrative, and clinical manufacturing operations expenses include depreciation and amortization expense, which is included in the Company’s Consolidated Statements of Cash Flows.
(**) Other segment items include restructuring charges, interest income, other (expense) income, net, and income tax benefit.
NOTE 14 – SUBSEQUENT EVENTS
2026 Underwritten Offering and Warrant Amendment
On February 3, 2026, the Company entered into an underwriting agreement (the “2026 Underwriting Agreement”) with Cantor Fitzgerald & Co. and Wells Fargo Securities, LLC, as representatives of the several underwriters named therein (collectively, the “Underwriters”), relating to the issuance and sale (the “2026 Offering”) of 35.2 million shares of common stock, and pre-funded warrants to purchase 17.8 million shares of common stock (the “2026 Pre-Funded Warrants”), together with accompanying warrants to purchase 53.0 million shares of common stock (the “2026 Purchase Warrants” and together with the 2026 Pre-Funded Warrants, the “2026 Warrants”). The combined offering price of each share of common stock and accompanying 2026 Purchase Warrant was $0.47. The combined offering price of each 2026 Pre-Funded Warrant and accompanying 2026 Purchase Warrant was $0.46. The common stock and 2026 Pre-Funded Warrants were sold in combination with an accompanying 2026 Purchase Warrant to purchase one share of common stock issued for each share of common stock or 2026 Pre-Funded Warrant sold. The net proceeds to the Company from the 2026 Offering were approximately $23.1 million, after deducting underwriting discounts and other offering costs.
In connection with the 2026 Offering, the Company entered into a warrant amendment (the “Warrant Amendment”), pursuant to which the Company agreed to reduce the exercise price of outstanding common stock warrants issued on March 26, 2024 and held by the investor to purchase 23.8 million shares of common stock from $1.00 to $0.4719 (the “Repriced Warrants”). The Repriced Warrants will become exercisable six months from the closing date of the 2026 Offering. In connection with the reduction in exercise price, the Company also agreed to extend the expiration date of the Repriced Warrants to be five and a half years from the closing of the 2026 Offering. Other than as described herein, the terms of the Repriced Warrants remain the same and unchanged.
At-the-Market Offering Program
Subsequent to December 31, 2025, the Company sold 9.3 million shares of its common stock under the Open Market Sale Agreement℠ with Jefferies, for net proceeds of approximately $3.7 million.
Exercise of Pre-Funded Warrants
In February and March 2026, the Company issued an aggregate of 17.8 million shares of common stock upon exercise of the 2026 Pre-Funded Warrants. Following this issuance, none of the 2026 Pre-Funded Warrants remain outstanding.
Vendor Payment Arrangement
In March 2026, the Company has agreed with a vendor to pay amounts related to manufacturing services, in equal installments over a period of 12 months beginning March 2026.

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
Under the supervision of our principal executive officer and principal financial officer, we evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of December 31, 2025. Based on that evaluation, as of December 31, 2025, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level.
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
Management’s Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining an adequate internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) for our company. Our management, including our principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework set forth in the “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on an evaluation under that framework, our management concluded that our internal control over financial reporting was effective at the reasonable assurance level as of December 31, 2025.
This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Under the SEC rules, the management’s report is not subject to attestation by the Company’s independent registered public accounting firm, as long as the Company qualifies as a “non-accelerated filer.”
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended December 31, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B – OTHER INFORMATION
None.
ITEM 9C – DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
None.
PART III
Certain information required by Part III is omitted from this Report on Form 10-K because we intend to file our definitive Proxy Statement for our next Annual Meeting of Stockholders, pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, or the 2026 Proxy Statement, no later than 120 days following the end of the fiscal year covered by this Annual Report on Form 10-K, and certain information to be included in the 2026 Proxy Statement is incorporated herein by reference.
ITEM 10 – DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this item is to be included in our 2026 Proxy Statement as follows:
•The information relating to our directors and nominees for director is to be included in the section entitled “Election of Directors;”
•The information relating to our executive officers is to be included in the section entitled “Executive Officers;”
•The information relating to our audit committee and audit committee financial expert is to be included in the section entitled “Election of Directors—Board Committees and Meetings—Audit Committee;”
•The information relating to the procedures by which stockholders may recommend nominees to our Board of Directors is to be included in the section entitled “Questions and Answers About These Proxy Materials and Voting;”
•The information relating to insider trading policies and procedures is to be included in the sections entitled “Election of Directors—Insider Trading Policy” and “Election of Directors—Prohibitions on Hedging, Pledging and Speculative Transactions”; and
•If required, the information regarding compliance with Section 16(a) of the Exchange Act is to be included in the section entitled “Delinquent Section 16(a) Reports.”
Such information is incorporated herein by reference to our 2026 Proxy Statement, provided that if the 2026 Proxy Statement is not filed within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, the omitted information will be included in an amendment to this Annual Report on Form 10-K filed not later than the end of such 120-day period.
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
ITEM 11 – EXECUTIVE COMPENSATION
The information required by this item is to be included in our 2026 Proxy Statement under the sections entitled “Executive Compensation” (excluding the information presented under the subheading “Pay Versus Performance”) and “Election of Directors—Director Compensation,” and is incorporated herein by reference, provided that if the 2026 Proxy Statement is not filed within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, the omitted information will be included in an amendment to this Annual Report on Form 10-K filed not later than the end of such 120-day period.

ITEM 12 – SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this item with respect to equity compensation plans is to be included in our 2026 Proxy Statement under the section entitled “Equity Compensation Plan Information” and the information required by this item with respect to security ownership of certain beneficial owners and management is to be included in our 2026 Proxy Statement under the section entitled “Security Ownership of Certain Beneficial Owners and Management” and in each case is incorporated herein by reference, provided that if the 2026 Proxy Statement is not filed within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, the omitted information will be included in an amendment to this Annual Report on Form 10-K filed not later than the end of such 120-day period.
ITEM 13 – CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this item is to be included in our 2026 Proxy Statement under the sections entitled “Certain Relationships and Related Party Transactions” and “Election of Directors—Board Independence” and is incorporated herein by reference, provided that if the 2026 Proxy Statement is not filed within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, the omitted information will be included in an amendment to this Annual Report on Form 10-K filed not later than the end of such 120-day period.
ITEM 14 – PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this item is to be included in our 2026 Proxy Statement under the section entitled “Ratification of Independent Registered Public Accounting Firm—Principal Accounting Fees and Services” and is incorporated herein by reference, provided that if the 2026 Proxy Statement is not filed within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, the omitted information will be included in an amendment to this Annual Report on Form 10-K filed not later than the end of such 120-day period.

PART IV
ITEM 15 – EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a) The following documents are included as part of this Annual Report on Form 10-K:
1. Financial Statements—See Index to Consolidated Financial Statements in Item 8.
2. Financial Statement Schedules—Not Applicable.
3. Exhibits

Exhibit Number	Description of Document
3.1	Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.3 to the Company’s Current Report on Form 8-K filed June 2, 2023).
3.2	Certificate of Amendment of the Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed June 5, 2024).
3.3	Fifth Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed December 19, 2022).
4.1	Description of Capital Stock
4.2	Form of Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed January 6, 2017).
10.1(+)	Amended and Restated 2013 Stock Incentive Plan (the “2013 Plan”) (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed May 10, 2018).
10.2(+)	Amended and Restated 2018 Equity Incentive Plan (the “2018 Plan”) (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed June 2, 2023).
10.3(+)	Amended and Restated 2018 Equity Incentive Plan of Sangamo Therapeutics, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed June 16, 2025).
10.4(+)	2018 Equity Incentive Plan French Stock-Options Sub-Plan (the “French Options Sub-Plan”) (incorporated by reference to Exhibit 10.3 to the Company’s Annual Report on Form 10-K filed March 1, 2019).
10.5(+)	2020 Employee Stock Purchase Plan (incorporated by reference to Exhibit 99.1 to the Company’s Registration Statement on Form S-8 filed October 15, 2020).
10.6(+)	Form of Restricted Stock Unit Award Agreement under the 2013 Plan (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed June 14, 2013).
10.7(+)	Form of Notice of Grant of Stock Option under the 2013 Plan (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed June 14, 2013).
10.8(+)	Form of Stock Option Agreement under the 2013 Plan (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed June 14, 2013).
10.9(+)	Form of Notice of Grant of Stock Option – Director Initial Grant under the 2013 Plan (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed June 14, 2013).
10.10(+)	Form of Notice of Grant of Stock Option – Director Annual Grant under the 2013 Plan (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed June 14, 2013).
10.11(+)	Form of Automatic Stock Option Agreement under the 2013 Plan (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed June 14, 2013).
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

10.25(+)	Employment Agreement between the Company and Nikunj Jain, dated September 30, 2025 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed November 6, 2025).
10.26(+)	Letter Agreement between the Company and Scott Willoughby dated as of August 2, 2021 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed November 4, 2021).
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

10.37
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

10.39
Amended and Restated Office and Laboratory Lease between the Company and Point Richmond R&D Associates II, LLC, dated October 18, 2021 (incorporated by reference to Exhibit 10.34 to the Company’s Annual Report on Form 10-K filed February 24, 2022).

10.40
Lease Agreement between the Company and Marina Boulevard Property, LLC dated November 3, 2017 (incorporated by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-K filed March 1, 2018).

10.41
First Amendment to Lease Agreement between the Company and Marina Boulevard Property, LLC dated January 1, 2019 (incorporated by reference to Exhibit 10.37 to the Company’s Annual Report on Form 10-K filed March 1, 2019).

10.42
Second Amendment to Lease Agreement between the Company and PPF OFF 7000 Marina Boulevard LP dated February 5, 2024 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed May 9, 2024)

10.43
Third Amendment to Lease Agreement between the Company and PPF OFF 7000 Marina Boulevard LP dated July 3, 2024 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed November 12, 2024).

10.44
Fourth Amendment to Lease Agreement between the Company and PPF OFF 7000 Marina Boulevard LP dated August 25, 2025 (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed November 6, 2025).

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

10.52†
Research Collaboration and License Agreement between the Company and Pfizer Inc., dated December 28, 2017 (incorporated by reference to Exhibit 10.40 to the Company’s Annual Report on Form 10-K filed March 1, 2018).

10.53⁑	License Agreement between the Company and Genentech, Inc., dated August 2, 2024 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed November 12, 2024).
10.54	Form of 2024 Pre-Funded Warrant to Purchase Common Stock (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed March 25, 2024).
10.55	Form of 2024 Purchase Warrant to Purchase Common Stock (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed March 25, 2024).
10.56	Form of 2025 Pre-Funded Warrant to Purchase Common Stock (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed May 13, 2025).
10.57	Form of 2025 Purchase Warrant to Purchase Common Stock (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed May 13, 2025).
10.58	Form of 2026 Pre-Funded Warrant to Purchase Common Stock (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed February 4, 2026).

Exhibit Number	Description of Document
10.59	Form of 2026 Purchase Warrant to Purchase Common Stock (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed February 4, 2026).
19.1	Insider Trading Policy (incorporated by reference to Exhibit 19.1 to the Company’s Annual Report on Form 10-K filed March 17, 2025).
21.1	Subsidiaries of the Company.
23.1	Consent of Independent Registered Public Accounting Firm.
24.1	Power of Attorney (included on signature page).
31.1	Rule 13a-14(a) Certification of Principal Executive Officer.
31.2	Rule 13a-14(a) Certification of Principal Financial Officer.
32.1*	Certification Pursuant to 18 U.S.C. Section 1350.
97	Incentive Compensation Recoupment Policy (incorporated by reference to Exhibit 10.40 to the Company’s Annual Report on Form 10-K filed March 17, 2025).

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	The cover page from Sangamo’s Annual Report on Form 10-K for the year ended December 31, 2025, is formatted in Inline XBRL and it is contained in Exhibit 101
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
ITEM 16 – FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 30, 2026.

Date: March 30, 2026
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
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/ S / ALEXANDER D. MACRAE	President, Chief Executive Officer (Principal Executive Officer) and Director	March 30, 2026
Alexander D. Macrae, M.B., Ch.B., Ph.D.

/ S / NIKUNJ JAIN	Interim Chief Financial Officer (Principal Financial and Accounting Officer)	March 30, 2026
Nikunj Jain

/ S / H. STEWART PARKER	Director and Chair of the Board	March 30, 2026
H. Stewart Parker

/ S / COURTNEY BEERS	Director	March 30, 2026
Courtney Beers, Ph.D.

/ S / ROBERT F. CAREY	Director	March 30, 2026
Robert F. Carey

/ S / KENNETH J. HILLAN	Director	March 30, 2026
Kenneth J. Hillan, M.B., Ch.B.

/ S / MARGARET A. HORN	Director	March 30, 2026
Margaret A. Horn, J.D.

/ S / JOHN H. MARKELS	Director	March 30, 2026
John H. Markels, Ph.D.

/ S / JAMES R. MEYERS	Director	March 30, 2026
James R. Meyers

/ S / KAREN L. SMITH	Director	March 30, 2026
Karen L. Smith, M.D., Ph.D., M.B.A., L.L.M.